Form 10-Q
period 2013-06-30
IntercontinentalExchange Group, Inc.
filed 2013-08-07
CIK 1571949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number 001-32671

INTERCONTINENTALEXCHANGE

GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2286804
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2100 RiverEdge Parkway, Suite 500, Atlanta, Georgia 30328

(Address of principal executive offices) (Zip Code)

(770) 857-4700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☑    No   ☐

As of August 5, 2013, the number of shares of the registrant’s Common Stock outstanding was 1 share.

The registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and therefore is filing this form with the reduced disclosure format permitted by Form 10-Q.

IntercontinentalExchange Group, Inc. and Subsidiaries

Form 10-Q

Quarterly Period Ended June 30, 2013

		Page
Part I.	Financial Information
Item 1.	Consolidated Financial Statements (Unaudited):
	Consolidated Balance Sheet as of June 30, 2013	2
	Consolidated Statements of Operations for the period from March 6, 2013 (the date of incorporation) to June 30, 2013 and for the three months ended June 30, 2013	3
	Consolidated Statements of Comprehensive Income for the period from March 6, 2013 (the date of incorporation) to June 30, 2013 and for the three months ended June 30, 2013	4
	Consolidated Statement of Cash Flows for the period from March 6, 2013 (the date of incorporation) to June 30, 2013	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4.	Controls and Procedures	9
Part II.	Other Information
Item 1.	Legal Proceedings	9
Item 1A.	Risk Factors	9
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3.	Defaults Upon Senior Securities	9
Item 4.	Mine Safety Disclosures	9
Item 5.	Other Information	9
Item 6.	Exhibits	10
Signature		11

Part I. Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

IntercontinentalExchange Group, Inc. and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

June 30, 2013
ASSETS
Current assets:
Cash	$10

Total current assets	10

Total assets	$10

LIABILITIES AND EQUITY
Current liabilities:
Total current liabilities	$-

Total liabilities	-

Commitments and contingencies

EQUITY
Shareholders’ equity:
Common stock, $0.01 par value; 100 shares authorized; 1 share issued and outstanding	1
Additional paid-in capital	9
Retained earnings	-
Accumulated other comprehensive income	-

Total equity	10

Total liabilities and equity	$10

See accompanying notes.

IntercontinentalExchange Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	March 6, 2013 (Date of Incorporation) to June 30, 2013	Three Months Ended June 30, 2013
Revenues:
Total revenues	$-	$-

Expenses:
Total expenses	-	-

Income before income taxes	-	-
Income tax expense	-	-

Net income	$-	$-

Earnings per share:
Basic	$-	$-

Weighted average common shares outstanding:
Basic	-	-

See accompanying notes.

IntercontinentalExchange Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	March 6, 2013 (Date of Incorporation) to June 30, 2013	Three Months Ended June 30, 2013
Net income	$-	$-

Other comprehensive income, net of tax:
Other comprehensive income	-	-

Comprehensive income	$-	$-

See accompanying notes.

IntercontinentalExchange Group, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

March 6, 2013 (Date of Incorporation) to June 30, 2013
Operating activities
Net income	$-

Adjustments to reconcile net income to net cash provided by operating activities:
Changes in assets and liabilities:
Total adjustments	-

Net cash provided by operating activities	-

Investing activities
Net cash provided by investing activities	-

Financing activities
Proceeds from ICE to capitalize Company	10

Net cash provided by financing activities	10

Net increase in cash	10
Cash, beginning of period	-

Cash, end of period	$10

See accompanying notes.

IntercontinentalExchange Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.      Organization

IntercontinentalExchange Group, Inc. (“ICE Group” or the “Company”), is a Delaware corporation and a direct, wholly-owned subsidiary of IntercontinentalExchange, Inc. (“ICE”), also a Delaware corporation. ICE Group was organized on March 6, 2013, for the purpose of effecting ICE’s acquisition of NYSE Euronext (“the acquisition”), as described in the joint proxy statement/prospectus of ICE Group filed with the SEC on April 30, 2013 (File No. 333-187402) (the “Proxy Statement”) and discussed below. Upon the completion of the acquisition, ICE and NYSE Euronext will each become wholly-owned subsidiaries of ICE Group and ICE Group, as the successor to ICE, will be a publicly traded holding company. Following the acquisition, ICE and NYSE Euronext stockholders will be the holders of shares of ICE Group common stock.

ICE Group currently has two subsidiaries; Braves Merger Sub, Inc. and Baseball Merger Sub, LLC. Braves Merger Sub, Inc. is a Delaware corporation formed on March 6, 2013 for the sole purpose of effecting the acquisition, and a direct, wholly-owned subsidiary of ICE Group. Upon the completion of the acquisition, Braves Merger Sub, Inc. will cease to exist. Baseball Merger Sub, LLC is a Delaware limited liability company formed on December 12, 2012 for the sole purpose of effecting the acquisition, and is a direct, wholly-owned subsidiary of ICE Group. Upon the completion of the acquisition, NYSE Euronext will merge with and into Baseball Merger Sub, LLC, and Baseball Merger Sub, LLC will continue to exist as a direct, wholly-owned subsidiary of ICE Group. However, if the acquisition is restructured such that Baseball Merger Sub, LLC will merge with and into NYSE Euronext, NYSE Euronext will become a direct, wholly-owned subsidiary of ICE Group.

ICE Group has not commenced operations, has no significant assets or liabilities, and has not carried on any activities other than those incidental to its formation and the matters contemplated by the acquisition. There is currently no established public trading market for shares of ICE Group common stock. However, upon completion of the acquisition, shares of ICE Group common stock will be traded on the New York Stock Exchange under the ticker symbol “ICE”.

ICE is a leading operator of regulated global markets and clearing houses, including futures exchanges, over-the counter markets, derivatives clearing houses and post-trade services. ICE operates these global marketplaces for trading and clearing of a broad array of energy, environmental and agricultural commodities, credit derivatives, equity index and currency contracts. NYSE Euronext is a leading operator of financial markets and provider of trading technologies. NYSE Euronext is a holding company that, through its subsidiaries, operates the following securities exchanges: the New York Stock Exchange, NYSE Arca, Inc. and NYSE MKT LLC in the United States and the European-based exchanges that comprise Euronext N.V. — the Paris, Amsterdam, Brussels and Lisbon stock exchanges, as well as the NYSE Liffe derivatives markets in London, Paris, Amsterdam, Brussels and Lisbon.

NYSE Euronext Proposed Acquisition by ICE

In December 2012, ICE announced an agreement to acquire NYSE Euronext in a stock and cash transaction. Under the agreement, which was amended and restated in March 2013, ICE has agreed to acquire NYSE Euronext, subject to regulatory approvals and other closing conditions. Following successive acquisition transactions, ICE and NYSE Euronext will become wholly-owned subsidiaries of ICE Group. The transaction is currently valued at approximately $9.5 billion, based on the closing price of ICE’s stock on August 1, 2013. The final purchase price will be based on the actual market price per share of ICE’s stock on the closing date of the acquisition. The acquisition is expected to close during the second half of 2013, subject to final approval from the Euronext College of Regulators, the U.S. Securities and Exchange Commission and other national financial regulators, as well as customary closing conditions.

2.      Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and should be read in conjunction with the Proxy Statement. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary for a fair presentation of results for the interim periods presented. These adjustments are of a normal recurring nature.

Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from these estimates. The results of operations for the period from March 6, 2013 (the date of incorporation) to June 30, 2013 and for the three months ended June 30, 2013 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned and controlled subsidiaries. All intercompany balances and transactions between the Company and its wholly-owned and majority-owned subsidiaries have been eliminated in consolidation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth in the Proxy Statement and under Item 1(A) under the caption “Risk Factors” in the IntercontinentalExchange, Inc. (“ICE”) Annual Report on Form 10-K for the year ended December 31, 2012.

The forward-looking statements included in this report are only predictions based on our current expectations and projections about future events. Other sections of this report describe additional factors that could adversely impact our business and financial performance. Moreover, ICE operates in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact of all factors on our consolidated business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations and we do not intend to do so. We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We expressly qualify in their entirety all forward-looking statements attributable to us or any person acting on our behalf by the cautionary statements contained or referred to in this section.

Overview

IntercontinentalExchange Group, Inc. (“ICE Group” or the “Company”), is a Delaware corporation and a direct, wholly-owned subsidiary of IntercontinentalExchange, Inc. (“ICE”), also a Delaware corporation. ICE Group was organized on March 6, 2013, for the purpose of effecting ICE’s acquisition of NYSE Euronext (“the acquisition”), discussed below. Upon the completion of the acquisition, ICE and NYSE Euronext will each become wholly-owned subsidiaries of ICE Group and ICE Group, as the successor to ICE, will be a publicly traded holding company. Following the acquisition, ICE and NYSE Euronext stockholders will be the holders of shares of ICE Group common stock.

ICE Group has not commenced operations, has no significant assets or liabilities, and has not carried on any activities other than those incidental to its formation and the matters contemplated by the Merger Agreement described below. There is currently no established public trading market for shares of ICE Group common stock. However, upon consummation of the acquisition, shares of ICE Group common stock will be traded on the New York Stock Exchange under the ticker symbol “ICE”.

ICE is a leading operator of regulated global markets and clearing houses, including futures exchanges, over-the counter markets, derivatives clearing houses and post-trade services. ICE operates these global marketplaces for trading and clearing of a broad array of energy, environmental and agricultural commodities, credit derivatives, equity index and currency contracts. NYSE Euronext is a leading operator of financial markets and provider of trading technologies. NYSE Euronext is a holding company that, through its subsidiaries, operates the following securities exchanges: the New York Stock Exchange, NYSE Arca, Inc. and NYSE MKT LLC in the United States and the European-based exchanges that comprise Euronext N.V. — the Paris, Amsterdam, Brussels and Lisbon stock exchanges, as well as the NYSE Liffe derivatives markets in London, Paris, Amsterdam, Brussels and Lisbon.

NYSE Euronext Proposed Acquisition by ICE

In December 2012, ICE announced an agreement to acquire NYSE Euronext in a stock and cash transaction. Under the agreement, which was amended and restated in March 2013, ICE has agreed to acquire NYSE Euronext under ICE Group, as a newly formed holding company. Following successive acquisition transactions, ICE and NYSE Euronext will become wholly-owned subsidiaries of ICE Group. The transaction is currently valued at approximately $9.5 billion, based on the closing price of ICE’s stock on August 1, 2013. The final purchase price will be based on the actual market price per share of ICE’s stock on the closing date of the acquisition. The acquisition is expected to close during the second half of 2013, subject to final approval from the Euronext College of Regulators, the U.S. Securities and Exchange Commission and other national financial regulators, as well as customary closing conditions.

Liquidity and Capital Resources

The Board of Directors of ICE Group authorized ICE Group to accept the offer of ICE to purchase and subscribe for one share of common stock at the price of $10 per share. The purchase was effected in March 2013.

ICE Group was formed solely for the purpose of effecting the acquisition, and will not be funded until the acquisition takes place. Therefore, ICE Group has no current liquidity or capital resource requirements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the period covered by this report, ICE Group did not conduct any material activities, and therefore did not incur any significant risk.

Item 4.	Controls and Procedures

a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report. ICE Group has not commenced operations, has no significant assets or liabilities, and has not carried on any activities other than in connection with the proposed acquisition of NYSE Euronext.

(b) Changes in internal controls. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As a result, no corrective actions were taken.

Part II. Other Information

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

During the period covered by this report, ICE Group did not conduct any material activities other than those related to its formation and the acquisition described above. Therefore, ICE Group did not incur any significant risk. For information regarding market and other risk please see the section entitled “Risk Factors” in the joint proxy statement/prospectus of ICE Group as filed with the SEC on April 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number		Description of Document

2.1	—	Amended and Restated Agreement and Plan of Merger, dated as of March 19, 2013, by and among NYSE Euronext, IntercontinentalExchange, Inc., IntercontinentalExchange Group, Inc., Braves Merger Sub, Inc. and Baseball Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to IntercontinentalExchange Group, Inc.’s Registration Statement on Form S-4 filed with the SEC on April 30, 2013 (File No. 333-187402).

3.1	—	Certificate of Incorporation of IntercontinentalExchange Group, Inc. (incorporated by reference to Exhibit 3.1 to IntercontinentalExchange Group, Inc.’s Registration Statement on Form S-4 filed with the SEC on April 30, 2013 (File No. 333-187402).*

3.2	—	Bylaws of IntercontinentalExchange Group, Inc. (incorporated by reference to Exhibit 3.2 to IntercontinentalExchange Group, Inc.’s Registration Statement on Form S-4 filed with the SEC on April 30, 2013 (File No. 333-187402).*

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

99.1	—	Risk Factors from IntercontinentalExchange, Inc. Annual Report on Form 10-K as filed with the SEC on February 6, 2013 (File No. 333-32671).

101	—	The following materials from IntercontinentalExchange Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income , (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.**

*	Note that, as discussed in the Registration Statement on Form S-4 of IntercontinentalExchange Group, Inc. filed with the SEC on April 30, 2013 (File No. 333-187402), upon completion of the transactions through which IntercontinentalExchange, Inc. will acquire NYSE Euronext, the certificate of incorporation and bylaws of IntercontinentalExchange Group, Inc. will be amended and restated. A form of the amended and restated certificate of incorporation and a form of the amended and restated bylaws of IntercontinentalExchange Group, Inc. were filed as Appendix B and Appendix C, respectively, to the Registration Statement.

**	As provided in Rule 406T of Regulation S-T, this information is “furnished” and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless IntercontinentalExchange, Inc. specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCONTINENTALEXCHANGE GROUP, INC. (Registrant)

Date: August 7, 2013	By:	/s/ Scott A. Hill
Scott A. Hill
Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)