Form 10-Q
period 2013-09-30
IntercontinentalExchange Group, Inc.
filed 2013-11-05
CIK 1571949

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 333-187402

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

As of November 1, 2013, the number of shares of the registrant’s Common Stock outstanding was 1 share.

The registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and therefore is filing this form with the reduced disclosure format permitted by Form 10-Q.

IntercontinentalExchange Group, Inc. and Subsidiaries

Form 10-Q

Quarterly Period Ended September 30, 2013

		Page
Part I.	Financial Information
Item 1.	Consolidated Financial Statements (Unaudited):
	Consolidated Balance Sheet as of September 30, 2013	2
	Consolidated Statements of Operations for the period from March 6, 2013 (the date of incorporation) to September 30, 2013 and for the three months ended September 30, 2013	3
	Consolidated Statements of Comprehensive Income for the period from March 6, 2013 (the date of incorporation) to September 30, 2013 and for the three months ended September 30, 2013	4
	Consolidated Statement of Cash Flows for the period from March 6, 2013 (the date of incorporation) to September 30, 2013	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4.	Controls and Procedures	9
Part II.	Other Information
Item 1.	Legal Proceedings	9
Item 1A.	Risk Factors	10
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3.	Defaults Upon Senior Securities	10
Item 4.	Mine Safety Disclosures	10
Item 5.	Other Information	10
Item 6.	Exhibits	11
Signature		12

Part I. Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

IntercontinentalExchange Group, Inc. and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

September 30, 2013
ASSETS
Current assets:
Cash	$10

Total current assets	10

Noncurrent assets:
Debt issuance costs	1,329,000

Total noncurrent assets	1,329,000

Total assets	$1,329,010

LIABILITIES AND EQUITY
Current liabilities:
Due to affiliate	$1,329,000

Total current liabilities	1,329,000

Total liabilities	1,329,000

Commitments and contingencies

EQUITY
Shareholders’ equity:
Common stock, $0.01 par value; 100 shares authorized; 1 share issued and outstanding	1
Additional paid-in capital	9
Retained earnings	—
Accumulated other comprehensive income	—

Total equity	10

Total liabilities and equity	$1,329,010

See accompanying notes.

IntercontinentalExchange Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	March 6, 2013 (Date of Incorporation) to September 30, 2013	Three Months Ended September 30, 2013
Revenues:
Total revenues	$—	$—
Expenses:
Total expenses	—	—
Income before income taxes	—	—
Income tax expense	—	—
Net income	$—	$—

Earnings per share:
Basic	$—	$—

Weighted average common shares outstanding:
Basic	—	—

See accompanying notes.

IntercontinentalExchange Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	March 6, 2013 (Date of Incorporation) to September 30, 2013	Three Months Ended September 30, 2013
Net income	$—	$—

Other comprehensive income, net of tax:
Other comprehensive income	—	—

Comprehensive income	$—	$—

See accompanying notes.

IntercontinentalExchange Group, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

March 6, 2013 (Date of Incorporation) to September 30, 2013
Operating activities
Net income	$—

Adjustments to reconcile net income to net cash provided by operating activities:
Changes in assets and liabilities:
Due to affiliate	1,329,000

Total adjustments	1,329,000

Net cash provided by operating activities	1,329,000

Investing activities
Net cash provided by investing activities	—

Financing activities
Proceeds from ICE to capitalize Company	10
Issuance costs of debt facility	(1,329,000)

Net cash used in financing activities	(1,328,990)

Net increase in cash	10
Cash, beginning of period	—

Cash, end of period	$10

See accompanying notes.

IntercontinentalExchange Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization

IntercontinentalExchange Group, Inc. (“ICE Group” or the “Company”), is a Delaware corporation, and in connection with the pending acquisition discussed below, will become the holding company of IntercontinentalExchange, Inc. (“ICE”), also a Delaware corporation, and NYSE Euronext Holdings, LLC, a Delaware limited liability company and the subsidiary that will survive the merger with NYSE Euronext (“NYSE Euronext”). ICE Group was organized on March 6, 2013, for the purpose of effecting ICE’s pending acquisition of NYSE Euronext (“the acquisition”), as described in the joint proxy statement/prospectus of ICE Group filed with the SEC on April 30, 2013 (File No. 333-187402) (the “Proxy Statement”) and discussed below. In connection with the pending acquisition, ICE and NYSE Euronext will become wholly-owned subsidiaries of ICE Group and ICE Group, as the successor to ICE, will become a publicly traded holding company. ICE and NYSE Euronext stockholders will become the holders of shares of ICE Group common stock trading under the ticker symbol “ICE” on the New York Stock Exchange. As of September 30, 2013, ICE Group was a wholly-owned subsidiary of ICE and ICE Group had not commenced operations, had no significant assets or liabilities, and had not carried on any activities other than those incidental to its formation and the matters contemplated by the pending acquisition.

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

Pending NYSE Euronext Acquisition

In December 2012, ICE announced an agreement to acquire NYSE Euronext in a stock and cash transaction. Following successive merger transactions, ICE and NYSE Euronext will become wholly-owned subsidiaries of ICE Group. The transaction is currently valued at approximately $10.9 billion, based on the closing price of ICE stock on November 1, 2013.

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

Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from these estimates. The results of operations for the period from March 6, 2013 (the date of incorporation) to September 30, 2013 and for the three months ended September 30, 2013 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned and controlled subsidiaries. All intercompany balances and transactions between the Company and its wholly-owned and majority-owned subsidiaries have been eliminated in consolidation.

3. Public Senior Notes

On October 8, 2013, the Company issued $600.0 million principal amount of 2.50% Senior Notes due 2018 (the “2018 Senior Notes”) and $800.0 million principal amount of 4.00% Senior Notes due 2023 (the “2023 Senior Notes”, together with the 2018 Senior Notes, the “Public Senior Notes”). The 2018 Senior Notes will mature on October 15, 2018, and the 2023 Senior Notes will mature on October 15, 2023. Interest on the Public Senior Notes will be payable on April 15 and October 15 of each year, beginning on April 15, 2014.

ICE (which at the closing of the pending NYSE Euronext acquisition, will become a subsidiary of the Company through a series of merger transactions), intends to use the proceeds from the Public Senior Notes offering, together with cash on hand and $400 million of borrowings on October 31, 2013 under its revolving credit facility, to fund the $2.7 billion cash portion of the purchase price of the pending acquisition of NYSE Euronext (Note 1).

The Public Senior Notes contain affirmative and negative covenants, including, but not limited to, certain redemption rights, reporting obligations, limitations on liens and indebtedness, limitations on certain mergers, sales, dispositions and lease-back transactions.

In connection with the Public Senior Notes offering, the Company incurred $1.3 million in debt issuance costs during the three months ended September 30, 2013. These costs were capitalized as noncurrent assets and will be recognized over the life of the related debt. The costs were recorded as “due to affiliate” in the accompanying consolidated balance sheet as they were paid by and are reimbursable to ICE.

4. Subsequent Events

The Company has evaluated subsequent events and determined that no events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements, except the events disclosed in Notes 1 and 3.

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

The forward-looking statements included in this report are only predictions based on our current expectations and projections about future events. Other sections of this report describe additional factors that could adversely impact our business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact of all factors on our consolidated business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Overview

IntercontinentalExchange Group, Inc. (“ICE Group” or the “Company”), is a Delaware corporation and in connection with the pending acquisition discussed below, will become the holding company of IntercontinentalExchange, Inc. (“ICE”), also a Delaware corporation, and NYSE Euronext Holdings, LLC, a Delaware limited liability company and the subsidiary that will survive the merger with NYSE Euronext (“NYSE Euronext”). ICE Group was organized on March 6, 2013, for the purpose of effecting ICE’s pending acquisition of NYSE Euronext (“the acquisition”), discussed below. In connection with the pending acquisition, ICE and NYSE Euronext will become wholly-owned subsidiaries of ICE Group and ICE Group, as the successor to ICE, will become a publicly traded holding company. ICE and NYSE Euronext stockholders will become the holders of shares of ICE Group common stock trading under the symbol “ICE” on the New York Stock Exchange. As of September 30, 2013, ICE Group was a wholly-owned subsidiary of ICE and ICE Group had not commenced operations, had no significant assets or liabilities, and had not carried on any activities other than those incidental to our formation and the matters described below.

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

Pending NYSE Euronext Acquisition

In December 2012, ICE announced an agreement to acquire NYSE Euronext in a stock and cash transaction. As of September 30, 2013, we and NYSE Euronext Holdings, LLC (a wholly-owned subsidiary of ours which will acquire and become the successor to NYSE Euronext as part of the acquisition), had no meaningful assets and did not carry on any activities other than in conjunction with the pending acquisition. Following successive merger transactions, ICE and NYSE Euronext will become our wholly-owned subsidiaries. The transaction is currently valued at approximately $10.9 billion, based on the closing price of ICE stock on November 1, 2013.

Liquidity and Capital Resources

The Board of Directors of ICE Group authorized ICE Group to accept the offer of ICE to purchase and subscribe for one share of common stock at the price of $10 per share. The purchase was effected in March 2013.

ICE Group was formed solely for the purpose of effecting the pending acquisition. ICE Group has no liquidity or capital resource requirements as of September 30, 2013.

Under the terms of its announced acquisition of NYSE Euronext, ICE expects to pay cash consideration of $2.7 billion and we expect to issue an aggregate of 42.4 million shares of our common stock of 42.4 million shares to NYSE Euronext stockholders. The cash transaction consideration will be funded by ICE cash on hand, the $1.4 billion in cash proceeds received on October 8, 2013 from the issuance of our Public Senior Notes and ICE borrowings under its aggregate $2.1 billion five-year senior unsecured multicurrency revolving credit facility (the “ICE Revolving Facility”). See “— Public Senior Notes” below. In connection with the acquisition, we expect to commence a $300 million annual dividend program.

Public Senior Notes

On October 8, 2013, we issued $600.0 million principal amount of 2.50% Senior Notes due 2018 (the “2018 Senior Notes”) and $800.0 million principal amount of 4.00% Senior Notes due 2023 (the “2023 Senior Notes”, together with the 2018 Senior Notes, the “Public Senior Notes”). The 2018 Senior Notes will mature on October 15, 2018, and the 2023 Senior Notes will mature on October 15, 2023. Interest on the Public Senior Notes will be payable on April 15 and October 15 of each year, beginning on April 15, 2014.

ICE (which at the closing of the pending NYSE Euronext acquisition, will become a subsidiary of the Company through a series of merger transactions), intends to use the proceeds from the Public Senior Notes offering, together with cash on hand and $400 million of borrowings on October 31, 2013 under the ICE Revolving Facility, to fund the $2.7 billion cash portion of the purchase price of the pending acquisition of NYSE Euronext.

The Public Senior Notes contain affirmative and negative covenants, including, but not limited to, certain redemption rights, reporting obligations, limitations on liens and indebtedness, limitations on certain mergers, sales, dispositions and lease-back transactions.

In connection with the Public Senior Notes offering, we incurred $1.3 million in debt issuance costs during the three months ended September 30, 2013. These costs were capitalized as noncurrent assets and will be recognized over the life of the related debt. The costs were recorded as “due to affiliate” in the Company’s balance sheet as they were paid by and are reimbursable to ICE.

Guarantees

In order to avoid structural subordination among ICE’s credit facilities, the Public Senior Notes and certain debt of NYSE Euronext, after consummation of the acquisition of NYSE Euronext, the issuers and borrowers of these debt instruments will enter into cross guarantees of these debt obligations. The Company’s guarantees will remain in place until each applicable debt obligation has been satisfied. ICE’s and NYSE Euronext’s guarantees will remain in place until certain conditions are satisfied, which, in ICE’s case, includes ICE no longer being an obligor (issuer or borrower) under its five-year senior unsecured credit facilities and, in NYSE Euronext’s case, includes certain minimum credit ratings for the Company’s senior unsecured long-term indebtedness.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the period covered by this report, we did not conduct any material activities, and therefore did not incur any significant risk.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report. ICE Group has not commenced operations, has no significant assets or liabilities, and has not carried on any activities other than in connection with the proposed acquisition of NYSE Euronext.

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

During the period covered by this report, ICE Group did not conduct any material activities other than those related to its formation and the pending acquisition described above. Therefore, ICE Group did not incur any significant risk. For information regarding market and other risk please see the section entitled “Risk Factors” in the joint proxy statement/prospectus of ICE Group as filed with the SEC on April 30, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number		Description of Document

2.1	—	Amended and Restated Agreement and Plan of Merger, dated as of March 19, 2013, by and among NYSE Euronext, IntercontinentalExchange, Inc., IntercontinentalExchange Group, Inc., Braves Merger Sub, Inc. and Baseball Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to IntercontinentalExchange Group, Inc.’s Registration Statement on Form S-4 filed with the SEC on April 30, 2013 (File No. 333-187402).

3.1	—	Certificate of Incorporation of IntercontinentalExchange Group, Inc. (incorporated by reference to Exhibit 3.1 to IntercontinentalExchange Group, Inc.’s Registration Statement on Form S-4 filed with the SEC on April 30, 2013 (File No. 333-187402).*

3.2	—	Bylaws of IntercontinentalExchange Group, Inc. (incorporated by reference to Exhibit 3.2 to IntercontinentalExchange Group, Inc.’s Registration Statement on Form S-4 filed with the SEC on April 30, 2013 (File No. 333-187402).*

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

99.1	—	Risk Factors from IntercontinentalExchange, Inc. Annual Report on Form 10-K as filed with the SEC on February 6, 2013 (File No. 333-32671).

101	—	The following materials from IntercontinentalExchange Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income , (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.**

*	Note that, as discussed in the Registration Statement on Form S-4 of IntercontinentalExchange Group, Inc. filed with the SEC on April 30, 2013 (File No. 333-187402), upon completion of the transactions through which IntercontinentalExchange, Inc. will acquire NYSE Euronext, the certificate of incorporation and bylaws of IntercontinentalExchange Group, Inc. will be amended and restated. A form of the amended and restated certificate of incorporation and a form of the amended and restated bylaws of IntercontinentalExchange Group, Inc. were filed as Appendix B and Appendix C, respectively, to the Registration Statement.

**	As provided in Rule 406T of Regulation S-T, this information is “furnished” and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless IntercontinentalExchange, Inc. specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCONTINENTALEXCHANGE GROUP, INC. (Registrant)

Date: November 5, 2013	By:	/S/ SCOTT A. HILL
Scott A. Hill
Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)