Form 10-K
period 2013-12-31
IntercontinentalExchange Group, Inc.
filed 2014-02-14
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-36198

INTERCONTINENTALEXCHANGE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-2286804
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
2100 RiverEdge Parkway, Suite 500, Atlanta, Georgia	30328 (Zip Code)
(Address of principal executive offices)
(770) 857-4700
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☐   No  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $12,595,251,282. As of February 12, 2014, the number of shares of the registrant’s Common Stock outstanding was 114,961,022 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year to which this report relates.

INTERCONTINENTALEXCHANGE GROUP, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2013

PART I

In this Annual Report on Form 10-K, unless otherwise specified or the context otherwise requires “IntercontinentalExchange Group”, “ICE Group”, “ICE”, “we”, “us”, “our”, “our company” and “our business” refer to, prior to the completion of the NYSE Euronext acquisition (described below), IntercontinentalExchange, Inc. and its consolidated subsidiaries and, following the completion of the NYSE Euronext acquisition, ICE Group and its consolidated subsidiaries. References to ICE products mean products listed on one of our markets.
IntercontinentalExchange Group, Inc., or ICE Group, is a leading global network of exchanges and clearing houses. ICE Group, a Delaware corporation, was organized on March 6, 2013 as a direct, wholly-owned subsidiary of IntercontinentalExchange, Inc. for the purpose of effecting IntercontinentalExchange, Inc.'s acquisition of NYSE Euronext, which occurred on November 13, 2013 in a stock and cash transaction valued at $11.1 billion. Upon the completion of the acquisition, IntercontinentalExchange, Inc. and NYSE Euronext each became wholly-owned subsidiaries of ICE Group.
Forward-Looking Statements
This Annual Report on Form 10-K, including the sections entitled “Business”, “Legal Proceedings,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements and we caution you not to place undue reliance on any forward-looking statements we may make. Forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include, among others, those set forth in Item 1(A) under the caption “Risk Factors” and elsewhere in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, or SEC. Forward-looking statements and other factors that may affect our performance include, but are not limited to, those listed below:

•
our expectations regarding the business environment in which we operate and trends in our industry, including trading volumes, clearing, fees, changing regulations and increasing competition and consolidation;

•	conditions in global financial markets and domestic and international economic conditions;

•	volatility in commodity prices, equity prices, and price volatility of financial benchmarks and instruments such as interest rates, credit spreads, equity indexes and foreign exchange rates;

•
the impact of any changes in domestic and foreign laws, regulations or government policy with respect to financial markets, including any changes in previously issued regulations and policies and our ability to comply with regulatory requirements;

•	increasing competition and consolidation in our industry;

•	our ability to identify and effectively pursue acquisitions and strategic alliances and successfully integrate the companies we acquire;

•	our ability to realize the anticipated synergies and benefits of the NYSE Euronext acquisition within the expected time frame, and integrate NYSE Euronext’s operations with our business;

•	our ability to separate NYSE Liffe from Euronext and conduct an initial public offering of Euronext;

•	our ability to minimize the risks associated with operating multiple clearing houses in multiple jurisdictions;

•	the performance and reliability of our technology and the technology of our third party service providers;

•	our ability to keep pace with rapid technological developments and to ensure that the technology we utilize is not vulnerable to security risks;

•	the accuracy of our cost estimates and expectations;

•
our belief that cash flows from operations will be sufficient to service our current levels of debt and fund our working capital needs and capital expenditures for the foreseeable future, and our ability to issue new debt or refinance our existing debt on favorable terms;

•	our ability, on a timely and cost-effective basis, to offer additional products and services, leverage our risk management capabilities and enhance our technology;

•	our ability to separate certain of the NYSE Technologies, Inc. businesses and complete integration of the remaining data and technology businesses;

•	our ability to maintain existing market participants and attract new ones;

•
our ability to protect our intellectual property rights, including the costs associated with such protection, and our ability to operate our business without violating the intellectual property rights of others;

•	our ability to identify trends and adjust our business to respond to such trends;

•	potential adverse results of litigation and regulatory actions and proceedings; and

•	the soundness of our electronic platform and disaster recovery system technologies.
Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all factors that may affect our business and prospects. Further, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
Due to rounding, figures in tables may not sum exactly. All references to “options” or “options contracts” in the context of our futures products refer to options on futures contracts.

ITEM 1.	BUSINESS
Our Business
We are a leading global network of regulated exchanges and clearing houses for financial and commodity markets. We operate global marketplaces for trading and clearing a broad array of securities and derivatives contracts across major asset classes, including interest rates, equities, equity derivatives, credit derivatives, bonds, currency, and commodities. On November 13, 2013, we completed our acquisition of NYSE Euronext.
We operate 17 global regulated exchanges including: ICE futures exchanges in the United States, United Kingdom, Canada and Europe, NYSE Liffe futures exchanges in the United Kingdom and the United States, the New York Stock Exchange, NYSE Arca, NYSE MKT, the Euronext group of stock exchanges, two U.S. equity options exchanges, the Singapore Mercantile Exchange and over-the-counter, or OTC, markets for physical energy and credit default swaps, or CDS. We also operate six central counterparty clearing houses. We offer regulated markets for trading in equity and equity derivatives, futures and OTC markets together with clearing houses, post-trade processing and market data services. Through our widely-distributed electronic platforms, we bring together buyers and sellers by offering a range of services to support market participants’ trading and risk management activities.
Our business is conducted as a single reportable business segment, and substantially all of our identifiable assets are located in the United States, United Kingdom, Continental Europe, Singapore and Canada. See note 16 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a summary of our revenues, net assets and net property and equipment by geographic region.
Derivatives Exchanges
Our derivatives markets provide participants with a means for trading and managing risks associated with price volatility, securing physical delivery of certain contracts, as well as enabling investment, asset allocation and diversification. The majority of our commodity contract volume is either financially or cash settled, meaning that settlement is made through cash payments based upon the difference between the contract price and the value of the underlying commodity at contract expiry rather than through physical delivery of the commodity itself. Our futures contract volume is cleared through one of our central counterparty clearing houses. Our global customer base includes financial institutions, corporations, manufacturers, utilities, commodity producers and refiners, institutional and individual investors and governmental bodies. Our equity derivatives exchanges operate markets for exchange traded options based on underlying equities, equity indexes and exchange traded products.
We conduct our derivatives business through the following regulated exchanges:

•
ICE Futures Europe operates as a Recognized Investment Exchange in the United Kingdom, or U.K., where it is supervised by the Financial Conduct Authority, or FCA. ICE Futures Europe is a leading exchange for global crude and refined oil futures contracts, as well as futures contracts based on European emissions, natural gas and power, global coal, freight, iron ore and natural gas liquids. Its members and market participants include many of the world’s largest energy companies, commercial energy consumers and financial institutions. ICE Futures Europe contracts are cleared by ICE Clear Europe, which is supervised by the Bank of England as a Recognized Clearing House. ICE Clear Europe is also registered as a Derivatives Clearing Organization, or DCO, by the Commodity Futures Trading Commission, or CFTC, and a Securities Clearing Agency, or SCA, in the United States, and has applied for authorization under what is known as the European Market Infrastructure Regulation, or EMIR. ICE Futures Europe has 185 member firms and offers its screens for electronic trading in 60 jurisdictions.

•
NYSE Liffe, formerly a subsidiary of NYSE Euronext, is a derivatives market operated by LIFFE Administration and Management and Euronext in Amsterdam, Brussels, Lisbon, London and Paris. NYSE Liffe is a leading global futures and options exchange for trading interest rate, equity index and agricultural futures contracts. It also trades global futures and options commodity and currency futures contracts in Amsterdam, Brussels, Lisbon, London and Paris. NYSE Liffe also offers its customers the Bclear and Cscreen services. Bclear bridges the listed and OTC markets by providing registration, processing and clearing for wholesale markets, and Cscreen is an electronic pre-trade price discovery tool that provides an efficient means of disseminating prices between inter-dealer brokers and the equity derivatives trading community. NYSE Liffe is a Recognized Investment Exchange in the United Kingdom, where it is regulated by the FCA. ICE Clear Europe clears the contracts traded on NYSE Liffe. Its members total 168 firms, and its market participants include many of the world’s largest financial institutions, investment funds and asset managers, and end users. NYSE Liffe offers its screens for electronic trading in 37 jurisdictions.

•
ICE Futures U.S. is a leading global futures and options exchange that lists futures and options for agricultural commodities, as well as futures and options contracts for equity indexes, currencies and North American natural gas and power products. ICE Futures U.S. operates as a Designated Contract Market, or DCM, under the Commodity Exchange Act and is regulated by the CFTC. ICE Clear Europe clears the energy contracts traded on ICE Futures U.S. and ICE Clear U.S. clears the agricultural and financial contracts traded on ICE Futures U.S. Each clearing house is a DCO, regulated by the CFTC with respect to those activities. ICE Futures U.S. has 49 member firms and offers its screens for electronic trading in 34 jurisdictions.

•
NYSE Liffe U.S. is a United States based futures exchange for U.S. interest rates, equity indexes and precious metals. In 2013, we announced that we will wind down the exchange operations of NYSE Liffe U.S. and migrate its futures contracts to our existing futures exchanges.

•
ICE Futures Canada is Canada’s leading agricultural commodity futures and options exchange. ICE Futures Canada offers futures and options contracts on canola, milling wheat, durum wheat and barley. ICE Futures Canada is a recognized commodity futures exchange under the provisions of The Commodity Futures Act (Manitoba) and is regulated by the Manitoba Securities Commission. ICE Clear Canada which clears contracts traded on ICE Futures Canada, is a recognized clearing house under the provisions of The Commodity Futures Act (Manitoba) and is regulated by the Manitoba Securities Commission. ICE Futures Canada offers its screens for electronic trading in 19 jurisdictions.

•
ICE Endex is a Continental European energy exchange that provides regulated, transparent and widely accessible markets for trading natural gas and power derivatives, gas balancing markets and gas storage services and is based in Amsterdam, the Netherlands and Nottingham, U.K. ICE Endex is the home of Europe's natural gas trading hub, the Title Transfer Facility Virtual Trading Point in the Netherlands. We are the majority owner of ICE Endex, with NV Netherlands Gasunie, a leading European gas infrastructure company, holding a minority stake.

•
NYSE Amex Options is a U.S. equity options exchange that offers order execution through a hybrid model (both electronic and via open outcry on our trading floor adjoining the New York Stock Exchange) in approximately 2,300 options issues. Seven external investors hold a minority equity interest in NYSE Amex Options - Bank of America Merrill Lynch, Barclays Capital, Citadel Securities, Citi, Goldman Sachs, TD AMERITRADE and UBS AG. We currently own 68% of NYSE Amex Options and consolidate this entity for financial reporting purposes.

•
NYSE Arca Options is also a U.S. equity options exchange that offers order execution through a hybrid model (both electronic and via open outcry on our trading floor in San Francisco) in approximately 2,600 options issues. NYSE Arca Options offers a price-time priority trading model, utilizing state-of-the-art technology to encourage clients to provide liquidity.

•
Singapore Mercantile Exchange, or SMX, operates futures markets in Singapore across metals, currencies, energy and agricultural commodities. We completed our acquisition of SMX on February 3, 2014. SMX retains licenses to operate as both an approved exchange and designated clearing house, providing us with exchange and clearing infrastructure in Asia for the first time. SMX is regulated by the Monetary Authority of Singapore.

OTC Markets
Our OTC markets include both regulated and unregulated platforms for the execution of cleared and bilateral, or non-cleared, CDS instruments and bilateral energy contracts, as well as equities. As a result of regulatory changes in the United States intended to offer greater regulatory and operational certainty to futures market participants relative to the swaps market, on October 15, 2012, we transitioned all of our OTC cleared energy contracts to futures contracts listed on ICE Futures U.S. and ICE Futures Europe.

ICE Swap Trade, Creditex Group Inc. and its subsidiaries (collectively, "Creditex") and Creditex Brokerage provide trade execution in our CDS business. For most of 2013, we conducted our interdealer broker business through Creditex and Creditex Brokerage. On October 2, 2013, we launched ICE Swap Trade, our CFTC-registered swap execution facility, or SEF, offering electronic execution in OTC energy and CDS markets. ICE Swap Trade is authorized and regulated by the CFTC, and Creditex is an interdealer broker authorized and regulated by the CFTC and the SEC. We list our financially settled bilateral energy contracts on ICE Swap Trade and offer trading on our physically settled natural gas, power, and crude and refined oil product contracts for forward delivery on ICE U.S. OTC Commodity Markets.
Clearing Houses

We operate six clearing houses, each of which acts as a central counterparty (meaning we become the buyer to every seller and the seller to every buyer). The clearing houses provide financial security for each transaction for the duration of the position by limiting counterparty credit risk. Our clearing houses are responsible for providing clearing services to each of our futures exchanges, and for certain of our clearing houses, for contracts traded outside of our execution venues. Our clearing houses are ICE Clear Europe, ICE Clear U.S., ICE Clear Credit, ICE Clear Canada, The Clearing Corporation, or TCC, and SMX Clearing Corporation, or SMXCC (following our acquisition of SMX).
Cash Trading and Listings
Following our acquisition of NYSE Euronext, we provide multiple marketplaces for investors, broker-dealers and other market participants to meet directly to buy and sell cash equities, fixed income securities and exchange traded products, or ETPs, in our cash equities markets. One of the primary functions of our markets is to ensure that orders to purchase and sell securities are executed in a reliable, orderly, liquid and efficient manner. Order execution occurs through a variety of means, and we seek to continue to develop additional and more efficient mechanisms of trade. Through our listings, we offer our customers access to the capital markets in the United States and Europe.
We conduct our cash trading and listings business through the following exchanges and marketplaces:

•
The New York Stock Exchange, or NYSE, is a leading global equity exchange. We conduct our cash equity trading and U.S. listings business through NYSE. In addition to common stocks, preferred stocks and warrants, the NYSE lists structured products, such as capital securities, mandatory convertibles and repackaged securities (excluding ETPs). The NYSE is the leading equity exchange for initial public offerings, or IPOs, globally and enables companies seeking to raise capital to become publicly listed through the IPO process upon meeting minimum exchange listing standards.

•
Euronext comprises four cash equities exchanges based in Amsterdam, Brussels, Lisbon and Paris. Euronext's exchanges list a range of securities, including domestic and international equity securities, convertible bonds, warrants, trackers and debt securities, including corporate and government bonds. Euronext is a leading venue for European IPOs and capital raising. All of Euronext's markets are operated by subsidiaries of Euronext, N.V. As discussed below, we intend to pursue an initial public offering of Euronext in 2014.

•
NYSE MKT, formerly NYSE Amex and prior to that, the American Stock Exchange, became part of NYSE Euronext in 2008 and is our U.S. listing venue for emerging growth companies. NYSE MKT also provides a listing venue for a broader range of companies than are qualified for listing on NYSE.

•
NYSE Arca is a fully electronic exchange in the United States for equities, certificates, options and ETPs, which include exchange traded funds, or ETFs, exchange traded notes, and exchange traded vehicles.

•
NYSE Alternext operates our European markets for emerging growth companies. NYSE Alternext-listed companies are required to satisfy less stringent listing standards than companies listing on Euronext. Companies listing on NYSE Alternext have greater flexibility in their choice of accounting standards and are subject to less extensive ongoing post-listing reporting requirements than companies listing on Euronext.

•
NYSE Arca Europe is a pan-European multilateral trading facility, or MTF, operated by Euronext Amsterdam. NYSE Arca Europe offers a fully electronic, low latency trading platform for blue chip stocks from eleven European countries.

•
SmartPool is a European dark pool in London dedicated to the execution of institutional order flow. The MTF was created in partnership with NYSE Euronext and three European investment banks (BNP Paribas, HSBC and J.P. Morgan).

NYSE and NYSE MKT combine both auction-based and electronic trading capabilities. These markets are intended to emulate, in a primarily automatic execution environment, the features of the traditional auction market that have provided stable, liquid and less volatile markets, as well as provide the opportunity for price and/or size improvement. The markets build on our core attributes of liquidity, pricing efficiency, low trading costs and tight spreads by broadening customers' ability to trade quickly and anonymously. NYSE "designated market makers" on the trading floor are charged with maintaining fair, orderly and continuous two-way trading markets by bringing buyers and sellers together and, in the relative absence of orders to buy or sell their assigned stock, adding liquidity by buying and selling the assigned stock for their own accounts. "Supplemental liquidity providers" are a class of high-volume members financially incentivized to add liquidity on the NYSE by fulfilling quoting requirements. "Floor brokers" act as agents on the trading floor to handle customer orders. Companies listing equity securities on our markets must meet minimum initial and ongoing financial and governance listing requirements.
NYSE Arca operates an all-electronic stock exchange for trading all U.S. listed securities and provides additional listing services for ETPs. NYSE Arca's trading platform provides customers with electronic execution and open, direct and anonymous market access. NYSE Arca operates the "lead market maker" program, whereby a lead market maker functions as the exclusive dedicated liquidity provider in NYSE Arca primary listings. Selected by the issuer, the lead market maker must meet minimum performance requirements determined by NYSE Arca, which include percentage of time at the national best bid and offer, average displayed size and average quoted spread, and must support the NYSE Arca opening and closing auctions.

Cash trading on Euronext's markets takes place via NYSE Euronext's Universal Trading Platform, or UTP. Cash trading in Euronext is governed both by a single harmonized rulebook for trading on each of Euronext's markets and by the various non-harmonized Euronext Rulebooks containing local exchange-specific rules. Euronext's trading rules provide for an order-driven market using an open electronic central order book for each traded security, various order types and automatic order matching and a guarantee of full anonymity both for orders and trades. At the option of the listed company, trading of less-liquid listed securities on the European markets can be supported by a "liquidity provider" who is either an existing member of Euronext and/or a corporate broker. The liquidity provider is dedicated to supporting the trading in less-liquid small and mid-sized companies to foster regular trading and minimize price volatility.
Market Data
We offer market data services across our markets. We compile and package market data derived from trading activity in our markets into products that are relied upon by customers all over the world. The broad distribution of accurate and reliable real-time market data is essential to the proper functioning of any cash or derivatives market because it enables market professionals and investors to make informed risk management and trading decisions. The quality of our market data, our collection and distribution facilities, and the ability of traders to act on the data we provide, attract liquidity to our exchanges and reinforce the role of our products in price discovery and market information. Our primary market data services include the provision of real-time information relating to price, transaction and order data on all of the instruments traded on the cash and derivatives markets of our exchanges. See "-ICE Data Market Data Services" and "-NYSE Euronext Market Data Services" below.
Planned Initial Public Offering of Euronext
As part of the NYSE Euronext integration, we expect to separate the businesses of Euronext and NYSE Liffe and to transition all of NYSE Liffe’s business to ICE futures exchanges, clearing houses and trading platforms. We plan to establish Euronext as an independent business and to pursue an initial public offering, or IPO, of Euronext, which is currently expected in the second quarter of 2014.
The separation of the NYSE Liffe and Euronext businesses is subject to certain regulatory approvals by the Euronext College of Regulators, the Dutch Ministry of Finance and the FCA. After the separation of the NYSE Liffe business, Euronext will be established with a new legal and operating structure, and will operate Euronext cash markets with the relevant listings, index, commodity, derivatives, data and technology businesses in Amsterdam, Brussels, Lisbon, London and Paris and Euronext continental derivatives markets.
In October 2013, Euronext agreed to new clearing terms with LCH.Clearnet under which Euronext will have certain governance rights and participate in certain of the clearing economics under a new revenue sharing agreement, which is set to begin in April 2014.
Euronext's business will include Interbolsa, the Portuguese central securities depository, securities settlement system and numbering agency. Euronext is expected to either own or have fully paid license rights to all relevant intellectual property, technology, market data and index licenses required to operate and develop its markets and service markets of its partners and expects to continue to develop the UTP and surrounding systems. Euronext's business will also include certain commercial technology and exchange solutions that were formerly part of NYSE Technologies, which will allow it to provide platform services to exchanges outside of the Euronext group.
We will continue to have regulatory obligations and undertakings with respect to Euronext after its planned separation and IPO until our ownership level decreases to a point at which we will not be deemed to control Euronext. As part of the IPO, we may be required to maintain an ongoing ownership stake in Euronext for a period of time unless long-term shareholders are identified and approved by the Euronext College of Regulators.
NYSE Technologies Planned Divestiture
NYSE Euronext operates a commercial technology business, NYSE Technologies, which provides comprehensive transaction, data and infrastructure services and managed solutions for buy-side, sell-side and exchange communities. NYSE Technologies operates five businesses: Global Market Data, Global Connectivity, Exchange Solutions, Trading Solutions and Transaction Services. We plan to integrate the Global Market Data and Global Connectivity businesses into our broader global trading markets where they will remain part of our exchange operations and technology infrastructure. Global Market Data offers a broad array of global market information products covering multiple asset classes while Global Connectivity offers a financial transaction network called Secure Financial Transaction Infrastructure, or SFTI, which connects firms and exchanges worldwide.

The Exchange Solutions business, which provides multi-asset exchange platform services, managed services and expert consultancy, is expected to be transferred to Euronext as part of the planned IPO.
We expect to divest NYSE Technologies' two remaining business lines, Trading Solutions and Transaction Services, during 2014. The divestiture could include the sale of the business lines as a whole or in parts. Trading Solutions and Transaction Services primarily consist of the NYFIX, Wombat and Metabit technologies. NYFIX is a leading provider of FIX-based electronic trading technologies and includes the FIX Marketplace and Appia Business Suite. Wombat is a leading market data distribution platform, developing technology and supporting services for direct access to real-time global market data. Metabit is a Tokyo-based technology service offering proprietary market access products across Asia.
History
IntercontinentalExchange, Inc. was established in May 2000. Our mission was to transform the OTC energy markets by providing a transparent, accessible, around-the-clock electronic marketplace to a previously fragmented and opaque market structure. We offered the energy community improved price transparency, efficiency, liquidity and lower transaction costs than were available through traditional methods of trade execution, such as voice brokered or open outcry markets.
In June 2001, we expanded into the futures markets by acquiring ICE Futures Europe, formerly the International Petroleum Exchange of London. ICE Futures Europe is the leading regulated energy futures exchange outside of the United States, and for the year ended December 31, 2013, ICE Futures Europe hosted trading for 55% of the world’s crude and refined oil futures contract volume. ICE Data was formed in 2002 to meet the demand for increased market data in the OTC energy markets and it provides daily futures and OTC commodity market data globally.
In November 2005, we completed our IPO on the NYSE under the ticker symbol “ICE” and have since become a member of the Russell 1000 and the S&P 500 indexes.
In January 2007, we acquired ICE Futures U.S., formerly the New York Board of Trade. Following the introduction of electronic futures trading in 2007, ICE Futures U.S. transitioned from a fully floor-based futures market to an electronic futures market. Options markets were available for trading on the floor of the exchange until open outcry was discontinued in October 2012 as a result of customer migration to screen trading. In August 2007, we acquired ICE Futures Canada, formerly the Winnipeg Commodity Exchange, which is the world’s largest canola futures market.
In August 2008, we completed our acquisition of Creditex, a leading interdealer broker for the execution and processing of credit derivatives. We launched ICE Clear Europe in November 2008 and launched ICE Clear Credit in March 2009 following the acquisition of TCC. TCC’s CDS risk model was utilized by ICE Clear Credit and ICE Clear Europe to develop clearing for CDS instruments.
In July 2010, we acquired Climate Exchange plc, or CLE, an operator of environmental markets in the United States and Europe. CLE was the parent company of European Climate Exchange.
In July 2011, we acquired a 12% stake in Cetip, S.A., or Cetip, a publicly traded company that is the country’s leading operator of registration and custodial services for securities, fixed-income bonds and OTC derivatives. We also successfully launched BRIX, an electronic marketplace for Brazilian power contracts, based on the ICE trading platform.
In March 2013, we acquired 79% of the derivatives and spot business of the energy exchange formerly known as APX-ENDEX. We renamed the acquired business ICE Endex and it is based on the derivatives and spot gas business of the former APX-ENDEX. The trade execution and clearing of ICE Endex derivatives products transitioned to our trading platform and to ICE Clear Europe. Gasunie, a European natural gas infrastructure company and a former stockholder of APX-ENDEX, retained the remaining 21% stake.
On November 13, 2013 we acquired NYSE Euronext in a stock and cash transaction valued at $11.1 billion. This transaction added additional asset classes to our portfolio including interest rates, U.S. equity options and U.S. cash equities, and the right to administer LIBOR. We now operate global marketplaces for trading and clearing a broad array of securities and contracts across major asset classes, including interest rates, equities and equity derivatives, credit derivatives, bonds, foreign exchange, energy, metals and agricultural commodities.
In February 2014, we acquired SMX and SMXCC in an all-cash transaction. The acquisition adds an Asian footprint to our current network of markets and clearing houses in the United States, the United Kingdom, Continental Europe and Canada.

Our Growth Strategy
The record consolidated revenues and trading volume we achieved in 2013 reflect our focus on the implementation and execution of our long-term growth strategy. We have expanded our core exchange and clearing business both organically and through acquisitions, developed innovative new products for global markets, and provided trading-related services to a larger and more diverse participant base. In addition, we have completed a number of strategic alliances to leverage our core strengths and grow our business. We seek to advance our leadership position in our markets by focusing our efforts on the following key strategies for growth:

•	attract new market participants and maintain leadership in our listings business;

•	offer additional products and asset classes and services across our markets;

•	expand on our extensive clearing and risk management capabilities;

•	continue to enhance our technology infrastructure and increase distribution; and

•	pursue select acquisitions and strategic opportunities.
Attract New Market Participants and Maintain Leadership in our Listings Business
Our derivatives customer base has grown and diversified due to the continued emergence of new participants in the derivatives and financial markets; the increased use of hedging programs by commercial enterprises; our expansion into new markets; the increased access to our markets as a result of electronic trading; regulatory reform; the expansion of our product set; and the increased allocation to commodities by institutional investors. Our market participants include financial institutions, asset managers, pension funds, commodity producers and refiners, utilities and governments, as well as industrial and manufacturing businesses that are increasingly engaging in hedging, trading and risk management strategies. We believe that many participants are attracted to our markets due in part to our markets' transparency, the need to hedge price volatility and reduced barriers to market access. We intend to continue to expand our customer base by leveraging our existing relationships and our global sales and marketing team to promote participation in our markets, and by expanding our range of products and services.
In our NYSE listings business, we intend to continue to focus on enhancing our product offerings and services to retain and attract companies of all sizes and industries to our listing venues. In 2013, demand for our listing services continued to be strong in terms of transfers, new listings and secondary offerings. Eight companies transferred to the NYSE from other exchanges, and three companies transferred to NYSE MKT from other exchanges. A total of 284 issuers listed their securities on NYSE markets in 2013, raising total proceeds of $59.2 billion, with over 4,400 total companies listing on the NYSE, NYSE Euronext, and NYSE MKT.
Offer Additional Products and Asset Classes and Services Across Our Markets
We have grown, and intend to expand our extensive clearing services and our ability to develop new and innovative products and solutions, including expanding the market data services we offer customers. Through our acquisition of NYSE Euronext, we can now offer our customers the ability to trade and manage risk in interest rates, the largest futures asset class, as well as provide an enhanced suite of products in agriculture and equity indices and exposure to U.S. equity options and cash trading. We have also enhanced our product offerings by entering into strategic relationships and licensing arrangements, including assuming NYSE Euronext’s license for futures on the DTCC GCF Repo Index® and the administration of the LIBOR benchmark through our ICE Benchmark Administration operations, which commenced administration of the LIBOR benchmark in February 2014. We also continue to pursue opportunities in markets we do not currently serve. We intend to continue to expand the range of products we offer, both by product type and contract design by continuing to work with our customers and potential partners to develop new products. We may also seek to license our platform to other exchanges for the operation of their markets on our platform, as we have done in the past with NGX, Climate Exchange, our Brix Energia e Futuros S.A., or BRIX, partnership or Cetip. In addition, with the combination of ICE and NYSE Euronext markets, we have strengthened and enhanced our market data offering for customers.
Expand on Our Extensive Clearing and Risk Management Capabilities
By establishing and maintaining our own clearing operations, we are able to respond to market demand for central clearing and related risk management services. With the 2007 acquisition of ICE Clear U.S, the 2008 launch of ICE Clear Europe, the 2009 launch of ICE Clear Credit and the 2011 migration of ICE Clear Europe from outsourced clearing technology to internally developed clearing technology and related software, we now manage our product development cycle and risk management systems and are better able to introduce products that our customers require in a timely manner, subject to regulatory approvals. As new markets evolve, we intend to leverage our domain knowledge in clearing to meet additional demand for clearing globally. For example, we acquired SMX and SMXCC to better serve our market participants in all countries in which they operate.
Continue to Enhance Our Technology Infrastructure and Increase Distribution
We develop and maintain our own network infrastructure, electronic trading platform and clearing systems to ensure the delivery of leading-edge technology that meets our customers’ demands for price transparency, reliability, risk management and transaction efficiency. We intend to continue to increase ease of access and connectivity with our existing and prospective market participants. As we begin to integrate the NYSE Euronext businesses, we intend to evaluate migrating markets onto the ICE trading and clearing platforms or enhancing the existing NYSE Euronext UTP.
Pursue Select Acquisitions and Strategic Opportunities
As an early consolidator in global derivatives markets, we intend to continue to explore and pursue acquisitions and other strategic opportunities to strengthen our competitive position globally, broaden our product offerings and services for our customers, and support the growth of our company while maximizing shareholder value. We may enter into business combinations, make acquisitions or enter into strategic partnerships, joint ventures or alliances, any of which may be material. In addition to growing our business, we may enter into these transactions for a variety of reasons, including leveraging our existing strengths to enter new markets, expanding our products and services, addressing underserved markets, advancing our technology, anticipating or responding to regulatory change, or taking advantage of new developments and potential changes in our industry.
Our Products and Services
As a leading operator of global futures exchanges, equity and equity options exchanges, OTC marketplaces and clearing houses, we seek to provide our participants with centralized access to our markets for price transparency, trade execution, clearing and other services that support trading, listings and risk management activities. The primary services we provide are trade execution, listings services, price discovery and transparency, trade processing, clearing and market data services.
Trading in our regulated futures markets is available to our members and market participants. Once trades are executed on our derivatives platforms, they are matched and forwarded to a trade registration system that routes them to the applicable clearing house for clearing and settlement. In our clearing houses, derivatives trades are maintained by our risk management systems until the positions are closed out by our customers. Most of our markets are regulated and are responsible for carrying out self-regulatory functions and have governance, compliance, surveillance and market supervision functions.
Regulated Energy Futures Products
We operate regulated markets for energy futures contracts and options on those contracts through our subsidiaries ICE Futures Europe and ICE Futures U.S. Our core products include contracts based on crude and refined oil, natural gas, power, emissions, coal, freight, iron ore and natural gas liquids. Our largest energy contract is the ICE Brent crude futures contract and it is based on forward physical delivery of a blend of light, sweet crude oil that originates from oil fields in the North Sea that comprise the Brent, Forties, Oseberg, Ekofisk, or BFOE, complex. The ICE Brent complex, which includes ICE Brent crude futures, is the leading global oil benchmark used to price a range of traded oil products, including approximately two-thirds of the world’s physical oil, according to Platts. The ICE Gasoil futures contract is a European heating oil contract that offers physical delivery and serves as a middle distillate pricing benchmark for refined oil products, particularly in Europe and Asia. We also operate the world’s second largest market for trading in West Texas Intermediate, or WTI, crude oil futures, as measured by the volume of contracts traded in 2013 according to the Futures Industry Association. The WTI Crude futures contract is the leading benchmark for pricing light, sweet crude oil delivered and consumed within the United States.
On October 15, 2012, we transitioned approximately 800 cleared OTC swaps contracts to our futures markets. Our cleared North American natural gas and power swaps were transitioned to ICE Futures U.S. For 2013, our transitioned energy futures contracts comprised 81% of ICE Futures U.S. average daily volume, with the remainder being agricultural and financial futures contract volume. Also, in October 2012 our cleared oil swaps were transitioned to ICE Futures Europe. For 2013, these futures and options comprised 6% of ICE Futures Europe’s average daily volume, with the exchange’s traditional energy futures contract volume comprising the remainder. The balance of the OTC swaps products that did not transition to futures remain bilaterally traded in our OTC markets, as discussed below under “-OTC Energy Products.”
Regulated Agricultural Futures Products
Both NYSE Liffe and ICE Futures U.S. are regulated, leading commodity futures exchanges for the trading of agricultural commodities. These contracts are designed to provide effective pricing and hedging tools to industry users worldwide, as well as strategic trading opportunities for investors. The prices for our agricultural contracts serve as global benchmarks for the physical commodity markets, including Sugar No. 11 (world raw sugar), white sugar, Coffee “C” (Arabica coffee), robusta coffee, Cotton No. 2 (cotton), cocoa and frozen concentrated orange juice. Agricultural products accounted for 12%, 31% and 50% of ICE Futures U.S.’s trading volume in 2013, 2012 and 2011, respectively. This decrease in trading volume percentage in the agricultural products that began in 2012 is primarily due to the transition of our energy futures contracts in October 2012.
ICE Futures Canada is the only regulated commodity futures exchange in Canada and it facilitates the trading of futures and options on futures contracts for canola, milling wheat, durum wheat and barley. ICE Futures Canada contracts are designed to provide effective pricing, trading and hedging tools to market participants worldwide. ICE Futures Canada’s canola futures contract is the worldwide price benchmark for canola.
Regulated Financial Futures Products
NYSE Liffe provides a derivatives trading platform and a range of financial futures products, including interest-rate, equity, index, commodity and currency derivative products. NYSE Liffe's core products are short-term interest rate, or STIR, contracts, with its principal STIR contracts based on implied forward rates denominated in euro and sterling. NYSE Liffe U.S. offers a variety of products, including futures on the DTCC GCF Repo Index launched in 2012.
ICE Futures U.S. also offers financial products in currency, equity index and credit index markets, including futures and options contracts on Russell indexes, including the Russell 2000, Russell 1000 and related style indexes. We entered into a licensing arrangement with Russell and retain certain exclusive rights for the remainder of the licensing agreement, which extends through June 2017, subject to achieving specified trading volumes. Trading volumes in the Russell equity index products and other financial products represented 7%, 18% and 41%, respectively, of ICE Futures U.S. volume in 2013, 2012 and 2011, respectively. The decrease in trading volume percentage for the Russell equity index products that began in 2012 is primarily due to the launch of the new energy futures contracts at ICE Futures U.S. in October 2012.
ICE Futures U.S. lists futures and options contracts for approximately 56 currency pair contracts including euro-based, U.S. dollar-based, yen-based, sterling-based and other cross-rates, as well as the benchmark USDX futures contract.
Cash Products and Listings
Our cash trading products and listings are provided across our subsidiaries: the NYSE, NYSE MKT, NYSE Arca, Euronext, NYSE Alternext, NYSE Arca Europe, SmartPool and Interbolsa. Through these exchanges, we offer our customers access to the capital markets in multiple jurisdictions and offer various listing options and products at these exchanges.
Credit Derivatives Products
Credit default swaps, or CDS, are a widely used type of credit derivative that involve the transfer between counterparties of credit risk related to fixed income instruments such as corporate debt securities. CDS are principally used to hedge against the default of a particular reference entity on a specified credit obligation or debt instrument. The buyer of the CDS instrument, who may own the underlying credit or otherwise has a credit risk exposure to the particular reference entity or security, will make a payment or series of payments to the seller of the CDS contract in return for protection against default, a credit rating downgrade or other negative credit event with respect to the underlying reference entity or security.
We offer electronic and voice brokered trade execution for CDS through Creditex Brokerage, which is authorized and regulated by the FCA, and Creditex, our U.S. based interdealer broker, which is regulated by the CFTC and SEC. We offer clearing services for the CDS markets through ICE Clear Europe and ICE Clear Credit. Both CDS clearing houses are open-access and therefore accept qualifying trades for clearing that are executed on other venues. In 2013, we launched ICE Swap Trade, which provides execution for the OTC markets.
We also operate an electronic platform known as ICE Link, which is an automated trade workflow and connectivity platform for affirming credit derivatives transactions. ICE Link also provides connectivity between market participants, facilitating straight-through processing to the Depository Trust & Clearing Corporation’s Trade Information Warehouse for non-cleared CDS transactions or to a clearing house for CDS transactions that are clearing eligible. ICE Link enables market participants to capture and affirm trade details and to electronically deliver the information to downstream systems for novation, confirmation and clearing.

OTC Energy Products
Our OTC energy markets comprise the trading of bilateral energy contracts. We operate our bilateral energy markets through ICE Swap Trade and ICE U.S. OTC Commodity Markets. We offer electronic trading of contracts based on physically settled natural gas, power and refined oil products.
As of December 31, 2013, we list over 300 OTC energy contracts on our electronic trading platform that are available for bilateral trading. A substantial portion of our OTC volume relates to approximately 50 contracts in North American natural gas and power, and global oil. For these contracts, the highest degree of market liquidity resides in the prompt, or front month, contracts.
ICE Data Market Data Services
ICE Data provides real-time futures data to data distributors, also known as quote vendors. These companies, such as Bloomberg or Reuters, then package this data into real-time, tick, intra-day, delayed, end-of-day and historical data packages to sell to end users. The real-time packages are accessed on a subscription basis, and the appropriate exchange fee is paid for each user's access. End users include financial information providers, futures commission merchants, pension funds, financial services companies, funds, insurance companies, commodity pools and individual investors.
ICE Data market data services include publication of daily indexes, historical price and other transaction data, view-only and mobile access to our trading platform, end of day settlements and price data. ICE Data also offers a service that provides independent validation of participants’ own valuations for OTC products.
ICE Data publishes ICE daily indexes for our spot natural gas and power markets for over 110 of the most active gas hubs and over 20 of the most active power hubs in North America. In addition, the ICE Data end of day report is a comprehensive electronic summary of trading activity in our energy markets and is sold on a subscription basis. We also offer view-only access to market participants who are not active traders but who desire access to real-time energy prices.
ICE Data’s market price validation, or MPV, service provides independent, consensus forward curve and option values for long-dated global energy contracts on a monthly basis. MPV service participants use these consensus values to validate internal forward curves, mark-to-market their month-end portfolios and establish profit and loss valuations in accordance with the Financial Accounting Standards Board and the International Accounting Standards Board’s recommendations concerning the treatment and valuation of energy derivative contracts.
NYSE Euronext Market Data Services

NYSE Euronext's primary market data service is the distribution of real-time market data. This data includes price, transaction and order book data on all of the instruments traded on NYSE Euronext's cash and derivatives markets. The data is marketed in different information products, and can be packaged according to the type of instrument (shares, derivatives or indexes), the depth of the information (depth of the order book, number of lines of bid and ask prices), and the type of customer (professional or private). The data is disseminated primarily via data vendors, but also directly to financial institutions and other service providers in the financial sector. In the United States, NYSE provides two types of market data products and services: core data products, or those governed by National Market Systems, or NMS, plans, and non-core, or proprietary, data products.

Core Data Products

The SEC requires securities markets to join together in consolidating their bids, offers and last sale prices for each security, and to provide this information to the public on an integrated basis. We work with other markets to make our U.S. market data available, on a consolidated basis, on what is often referred to as the "consolidated tape." The data resulting from the consolidated tape is also referred to as "core data." This intermarket cooperative effort provides the investing public with the reported transaction prices and the best bid and offer for each security, regardless of the market from which a quote is reported or on which market a trade takes place. Last sale prices and quotes in NYSE-listed, NYSE MKT-listed and NYSE Arca-listed securities are disseminated through Tape A and Tape B, which constitute the majority of our NYSE market data revenues. We also receive a share of the revenues from Tape C, which represents data related to trading of certain securities (including ETPs) that are listed on Nasdaq.

Non-Core Data Products

We make certain market data available independently of other markets, which is known as non-core, or proprietary, data. We package this type of market data as trading products (such as NYSE OpenBook, through which we make available all limit orders) and analytic products (such as Market Data Analytics Lab, NYSE Broker Volume and a variety of other databases that are made available other than in real-time and that are generally used by analytic traders, researchers and academics). These products are proprietary to us, and we do not share the revenues that they generate with other markets.

NYSE Real-Time Reference Prices is a data product that enables Internet and media organizations to buy real-time, last sale prices from the NYSE and provide it broadly and free of charge to the public. NYSE Arca last sale prices are made available through this product. NYSE Arca also makes certain market data available independent of other markets. Through ArcaVision, NYSE Arca provides listed companies, traders and investors with a tailored and customizable means to view detailed market data on particular stocks and market trends. Another data product, ArcaBook, displays the limit order book of securities traded on NYSE Arca in real time. We continue to expand our market data business by accessing new customers for our non-core data products.

The pricing for NYSE U.S. market data products is subject to review by the SEC on the basis of whether prices are fair, reasonable and not unfairly discriminatory. Unlike in the United States, European market data is not consolidated. In Europe, we distribute and sell both real-time and proprietary market information to data vendors such as Bloomberg and Reuters, as well as financial institutions and individual investors. Our NYSE SuperFeed® service provides customers with a low latency, consolidated market data feed for over 100 different exchange and OTC products globally. Market data can be packaged according to customers' needs, including real-time, historical and analytical data services as well as reference and corporate action data services.
Through our Index Weightings service, we also provide traders, analysts, investors and others who rely on up-to-date index information with daily information on the exact composition and weighting of our indexes and precise details of changes in index levels and constituent share prices. Through our Corporate Actions and Masterfiles services, we offer comprehensive corporate actions information for all Euronext listed instruments and reference data for structured products and exchange traded products listed on our European markets. We publish a number of daily official price lists, such as the Cote Officielle in Paris, the Daily Bulletin in Lisbon and the Amsterdam Daily Official List.
Clearing Services
We operate the following six clearing houses:

•	ICE Clear U.S. clears ICE Futures U.S. soft commodity, currency, credit and equity index futures contracts;

•	ICE Clear Canada clears ICE Futures Canada agricultural futures contracts;

•
ICE Clear Europe clears ICE Futures Europe, NYSE Liffe and ICE Endex futures contracts for interest rates, equity indexes, energy and agriculture, as well as European CDS instruments and energy futures contracts listed at ICE Futures U.S.;

•	ICE Clear Credit clears North American, European and Emerging Market CDS instruments;

•	TCC offers clearing services for ICE Futures U.S., which may include mini-sized, financially settled versions of current ICE Futures U.S. contracts; and

•	SMCC clears all SMX futures contracts. We completed the acquisition of SMX and SMXCC in February 2014.
Our clearing houses clear, settle and guarantee the financial performance of futures contracts and options on futures contracts, and in some cases swap instruments. ICE Clear Europe also clears European CDS instruments, and ICE Clear Credit clears North American, European and Emerging Market CDS instruments. Through each of our clearing houses, we maintain a system for the performance of financial obligations for the products we clear. These financial obligations are between the clearing members through which buyers and sellers conduct transactions. This system is supported by several mechanisms, including rigorous clearing membership requirements, the calculation and posting of original margin deposits, daily mark-to-market of positions and payment of variation margin, maintenance of guaranty funds in which clearing members maintain deposits with our clearing houses, and broad assessment powers to recoup financial losses should they arise due to a clearing member default. The amount of margin deposits on hand fluctuates over time as a result of, among other things, the extent of open positions held at any point in time by market participants and the volatility of the market as reflected in the applicable margin rates for such contracts.
To ensure performance, our clearing houses maintain extensive technology and quantitative risk management systems, as well as financial and operational requirements for clearing members and minimum margin requirements for our cleared products. Our clearing houses use software based on industry standard margining conventions and on our proprietary models uniquely customized to our products to determine the appropriate margin requirements for each clearing member by simulating the maximum possible gains and losses of complex portfolios based on price movements.

For each daily settlement cycle, our clearing houses mark-to-market or value all open positions at the prevailing market price and require payments from clearing members whose positions have lost value and make payments to clearing members whose positions have gained value. Our clearing houses mark-to-market all open positions at least once per day, and in some cases more often if market volatility warrants, or on a near real-time basis. Marking-to-market provides both participants in a transaction with an accounting of their financial obligations under the contract. ICE Clear Europe uses an intraday risk management methodology based on real-time price and trade data feeds from our futures and options markets. The methodology provides calculations of original margin and realized and unrealized variation margin, and fully revalues all positions at regular intervals throughout the day. Trade, position, profit and loss reports are available to ICE Clear U.S. throughout the trading day thereby substantially reducing intraday price risk. Mark-to-market allows our clearing houses to identify any clearing members that may not be able to satisfy the financial obligations resulting from changes in the prices of their open contracts before those financial obligations become exceptionally large and jeopardize the ability of our clearing houses to ensure financial performance of their open positions. The clearing houses may make multiple intraday original margin calls in circumstances where market conditions require that they take additional steps to protect the clearing house.
Our clearing houses have an excellent track record of risk management. ICE Clear Europe, ICE Clear U.S., ICE Clear Canada, ICE Clear Credit and TCC have never experienced an incident of a clearing member default which has required the use of the guaranty funds of non-defaulting members or the assets of the clearing house. Nevertheless, we have extensive risk management procedures in place to ensure we protect the interests of our clearing members and clearing houses.
Each of our clearing houses has instituted multi-layered risk management system of rules, policies and procedures to protect itself in the event of a clearing member default. In addition, each of our clearing houses engages in the following activities as part of our clearing risk management systems:

•	performs near real-time monitoring of the risk to clearing members from trading activities in our markets;

•	limits the risk exposure of open positions based upon a clearing member’s capital;

•	monitors the financial and operational standing of clearing members and potential risks posed by large traders; and

•	has broad authority to recoup financial losses following depletion of guaranty fund resources.
In the event of a payment default by a clearing member, the applicable clearing house would follow the default procedures specified in the rules of that clearing house. In general, the clearing houses would first apply assets of the defaulting clearing member to cover its payment obligation. These assets include original margin, variation margin, positions held at the clearing house and guaranty fund deposits of the clearing member. In addition, the clearing houses could make a demand for payment pursuant to any available guarantee provided to the clearing houses by the parent or affiliate of the defaulting clearing member. Thereafter, if the defaulted payment obligation remains unsatisfied, the clearing houses would use the guaranty fund contributions of other clearing members and us, as applicable, and funds collected through an assessment against all other non-defaulting clearing members, and in some cases us, to satisfy the deficit. As part of the powers and procedures designed to backstop financial obligations in the event of a default, each of our clearing houses may levy assessments on all of their clearing members if there are insufficient funds available to cover a deficit following the depletion of all assets in the guaranty fund prior to such assessment.
We offer clearing services for the CDS markets through ICE Clear Europe in a risk management framework that is separate from our futures and options or non-CDS clearing operations. We also offer clearing services for CDS markets through ICE Clear Credit. Both CDS clearing houses are open-access pursuant to regulatory requirements and therefore accept qualifying trades for clearing that are executed on other venues. We have established separate CDS risk pools for ICE Clear Credit and ICE Clear Europe, including separate guaranty funds and margin accounts, meaning that the CDS positions are not combined with positions in our traditional futures and options clearing houses. The CDS clearing houses have risk management systems that are designed specifically for CDS instruments and have independent governance structures. As of December 31, 2013, our CDS clearing houses clear 288 single name instruments and 110 CDS indexes.
We have also committed $303 million in borrowing capacity under our credit facilities to assist our clearing houses with liquidity that may be needed to both operate and manage a default during a time of financial stress. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this Annual Report on Form 10-K.
ICE Clear Credit and ICE Clear U.S. currently self-manage the cash that their respective clearing members leave on deposit to satisfy original margin and guaranty fund requirements. ICE Clear Europe currently uses JPMorgan Chase Bank N.A. and Citibank N.A. for investment activity of their clearing member cash deposits.

On July 18, 2012, the Financial Stability Oversight Council designated ICE Clear Credit as a systemically important financial market utility under Title VIII of the Dodd-Frank Act.
In January 2013, we implemented significant clearing technology enhancements across all of our clearing houses and plan to implement this technology at SMXCC in the future. The new clearing technology provides flexibility in managing our volume growth and product development. Our clearing strategy is designed to complement our diverse markets while meeting the risk management, capital and regulatory requirements of a dynamic global marketplace.
Our Customer Base
Our customer base includes professional traders, financial institutions, institutional and individual investors, major corporations, manufacturers, producers and governments. Customers may be members of one or more of our exchanges and access to our markets generally depends upon the customer's status as a member of one of our exchanges or whether they have executed an agreement with us for access through an existing member firm.
Derivatives Markets
Customers in our derivatives markets include market participants seeking to trade, clear and manage risk by accessing our derivatives markets. Our market participants include those served by our energy, financial, and agricultural markets, including, financial institutions, money managers, trading firms, commodity producers and consumers, and corporations. The majority of clearing and transaction fees received from clearing firms represent charges for trades executed and cleared on behalf of their customers.
The five most active clearing members of our derivatives business, which handle cleared trades for their own accounts and on behalf of market participants, accounted for 58%, 54% and 57% of our derivatives revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Revenues from three clearing members accounted for 17%, 14% and 12% of our derivatives revenues for the year ended December 31, 2013, and revenues from two clearing members accounted for 19% and 12% of our derivatives revenues for the year ended December 31, 2012 and 18% and 17% of our derivatives revenues for the year ended December 31, 2011.
Market participants in our futures exchanges may become members or trade through a member firm. For example, to become a member of ICE Futures Europe, an applicant must undergo a thorough review and application process and agree to be bound by ICE Futures Europe rules.
Cash Trading and Listings
In cash trading and listings, our customers include various market participants in the equities markets, including financial institutions, institutional investors, hedge funds, quantitative funds and algorithmic traders, to companies looking to raise capital and list their securities on one of our equity exchanges. Our customers in our equity markets include financial institutions, dealers, brokers, money managers, pension funds, trading firms, and trading members, which are entities registered as broker-dealers with the SEC that have obtained trading permits or licenses in accordance with the rules of the NYSE, NYSE Arca or NYSE MKT. Trading members are subject to the rules of the relevant exchange.
The majority of Euronext's European cash trading members are brokers and dealers based in Euronext's marketplaces, but also include members in other parts of Europe, most notably the United Kingdom and Germany.
Our global listings businesses in the United States and Europe offer capital raising and trading of listed companies to over 8,041 companies globally, including 5,917 in the United States which represent $21.5 trillion in market capitalization as of December 31, 2013. NYSE Euronext's listed companies represent a diverse range of sectors, including technology, financial services, consumer brands, industrial, transportation, media, energy and mining. These companies meet minimum initial and ongoing listings requirements, including governance and financial standards, as established by the exchange.
No single participant accounted for more than 10% of our cash trading and listing revenues for the period from November 13, 2013 (the date of the NYSE Euronext acquisition) through December 31, 2013.
Market Data Participant Base
Market data participants include financial institutions, corporations, commodity trading companies, proprietary trading firms, utilities, hedge funds and private investors. A large proportion of our market data revenues are derived from companies executing trades on our platforms. The primary customers for our futures market data are redistributors such as Bloomberg, CQG, Interactive Data Corporation and Reuters, who redistribute our real-time pricing data. No participant accounted for more than 10% of our market data revenues for the years ended December 31, 2013, 2012 or 2011.

Product Development
We leverage our customer relationships, global distribution, technology infrastructure and software development capabilities to diversify our products and services. New product development is an ongoing process, and we are continually developing, evaluating and testing new products for introduction into our markets to better serve our participant base. The majority of our product development relates to evaluating new contracts, equity derivatives or markets. New contracts in our futures markets must be reviewed and approved by relevant regulators. Outside of standard licensing costs, we typically do not incur separate, identifiable material costs in connection with the development of new products - such costs are embedded in our normal costs of operation.
While we have historically developed our products and services internally, we also periodically evaluate and enter into strategic partnerships and licensing arrangements to identify opportunities to develop meaningful new products and services.
Technology
Technology is a key component of our business strategy, and we regard effective execution of our technology initiatives as crucial to our success. Where possible, we design and build our software systems and believe that having control over our technology allows us to be more responsive to the needs of our customers, better support the dynamic nature of our business and deliver the highest quality markets and data. Our proprietary systems are built using state-of-the-art software technologies, including component-based architectures and a combination of leading-edge open source and proprietary technology products.
A large number of our employees work in areas of technology, including in the areas of product management, project management, system architecture, software development, network engineering, security, performance, systems analysis, quality assurance, database administration and helpdesk.
ICE Derivatives Trading Platforms and Related Technology
The ICE derivatives trading platform supports trading in our futures and options markets and in our bilateral OTC markets. For futures and options products, the platform supports multiple order types, matching algorithms, price reasonability checks, inter-commodity spread pricing and real-time risk management. In addition, we have developed a multi-generation implied matching engine that automatically discovers best bid and offer prices throughout the forward curve. For OTC products, we also support bilateral trading with real-time credit risk management between counterparties by commodity and company. We also offer voice brokers a facility for submitting block trades for products that are eligible for clearing. For equity options, we offer a hybrid model of electronic and open outcry trading through NYSE Amex Options and NYSE Arca Options.
Speed, reliability, scalability and capacity are critical performance criteria for electronic trading platforms. Connectivity to our trading platform for our markets is available through our web-based front-end, WebICE, as well as multiple independent software vendors, or ISVs, and application programming interfaces, or APIs. WebICE serves as a secure, customizable, feature-rich front-end to our trading platform. Participants can access our platform globally via the Internet or private networks by logging in via our website homepage. Generally, we have over 14,000 concurrent connections to our electronic platform globally each trading day via WebICE and through multiple ISVs, co-location data centers, dedicated lines and global telecommunication hubs. ICE mobile allows WebICE customers to receive real-time data for our markets and the ability to view and manage their orders, as well as the option to enter new orders and trade from certain mobile devices. For our futures markets we offer participants the use of APIs, which allow developers to create customized applications and services around our electronic platform to suit their specific needs. Participants using APIs are able to link their own internal computer systems to our platform and enable algorithmic trading, risk management, data services, and straight-through processing.
NYSE Euronext Technology
NYSE Euronext's electronic trading platform features an open system architecture which allows users to access our system via one of the many front-end trading applications developed by ISVs. NYSE Euronext's trading platform has been designed to handle significant order flow and transaction volumes. Orders can be matched either on a price/time or pro rata basis, configurable by contract, with transacted prices and volumes and the aggregate size of all bids and offers at each price level updated on a real-time basis. Users are continually notified of all active orders in the central order book, making market depth easy to monitor.
NYSE Euronext operates a commercial technology business, NYSE Technologies, and also owns NYFIX, a provider of solutions that aims to optimize trading efficiency. NYSE Technologies provides comprehensive transaction, data and infrastructure services and managed solutions for buy-side, sell-side and exchange communities. NYSE Technologies operates SFTI, a physical network infrastructure that connects our markets and other major market centers with numerous market participants in the United States and Europe. SFTI connects all NMS market centers in the United States.

Clearing Technology
Trade Management and Clearing Services Technology
A broad range of trade management and clearing services are offered through our clearing houses. ICE clearing systems are used at ICE Clear Europe, ICE Clear U.S., ICE Clear Canada and ICE Clear Credit. The ICE Clearing Systems encompass a number of integrated systems, most importantly the Post-Trade Management System, or PTMS/ACT, and the Extensible Clearing System, or ECS. PTMS/ACT provides real-time trade processing services enabling clearing members to offer real-time risk management services. ECS supports open and delivery position management, real-time trade and post-trade accounting, risk management (daily and intra-day cash, mark-to-market/option premium, and original margin using algorithms based on the CME SPAN® algorithm), collateral management, daily settlement and banking utilizing SWIFT as the payment system. ECS is a state-of-the art system offering open, Internet-based connectivity and integration options for clearing member access to user and account management, position reporting and collateral management. ECS also has an extensive reporting system which delivers on-line access to daily and historical reports in multiple formats, as well as an extensive currency delivery system to manage the delivery and payment of currency settlements.
We offer real-time trade confirmations of trades booked for clearing over standard FIXML API and support a multitude of post trade management functions including trade corrections, trade split, trade adjustment, position transfers, average pricing and give-up processing. As with the trading platform, we take a proactive approach to enhancing the reliability, capacity and performance of our clearing systems.
Clearing Risk Technology
A core component of our clearing houses is risk management of clearing firm members. We enforce rigorous risk mitigation policies, covering market, liquidity, credit and operational risk. The risk teams at each of our clearing houses set margin rates and monitor on-hand collateral of clearing members. Our risk system provides analytical tools to determine margin, to determine credit risk, and monitor risk of the clearing members. The risk system also monitors trading activities of the clearing members.
The CDS risk system self-adjusts to market conditions, accounts for the highly asymmetric risk profiles of CDS instruments, and captures the specificities of CDS trading behavior. Because the ICE CDS risk management model is self-adjusting, new original margin requirements are computed daily, as CDS spreads and volatility change. In addition to normal clearing functions, CDS clearing technology facilitates a daily auction-style price discovery process in which all clearinghouse members provide end-of-day quotes for all index and single name CDS instruments in which they have open interest. From these quotes the CDS clearing systems establish final prices for mark-to-market and variation margin calculations, as well as for computing original margin requirements and guaranty fund contributions.
ICE Trade Vault

ICE Trade Vault, U.S., is a CFTC provisionally registered Swap Data Repository for the commodities and credit asset classes. ICE Trade Vault Europe Limited is an ESMA registered Trade Repository for the credit, interest rate and commodity asset classes. ICE Trade Vault provides safe and simple trade reporting to multiple global jurisdictions, allowing customers to comply with all applicable laws through a single, easy-to-use interface. Trades, positions and valuations are securely stored and reported in accordance with our standards and the rules set out by appropriate authorities. Post-trade activity through the full lifecycle of each trade is captured and readily available to customers and regulators alike, including real-time, top-day updates for bilateral trades. A single trade submission satisfies all regulatory needs, including real-time, public dissemination of anonymized market data to comply with U.S. Dodd-Frank and European EMIR rules.
Compliance and Regulatory Reporting Technology
We have invested or contracted for extensive internal compliance and external regulatory reporting systems for post trade analysis. For compliance, we developed ICEcap, which is used by our futures exchanges and OTC energy markets. The foundation for ICEcap is our enterprise data warehouse which combines data from multiple exchanges and clearing platforms. A flexible, customizable reporting front-end is then used to deliver the data to users, such as market supervision or regulators. ICEcap also services enterprise-wide business intelligence needs for our finance, operations and sales departments. For real time trade analysis, we have a license and maintenance agreement with SMARTS Market Surveillance PTY Limited to use the SMARTS system, which gives us a real time graphical view of all of the trading in our futures and OTC markets coupled with real time alerts.

Data Centers, Global Network and Distribution
The ICE platform is located in a state-of-the-art hosting center in Illinois and we also maintain a disaster recovery site for our technology systems in Georgia. We offer access to our electronic markets through a broad range of interfaces including dedicated lines, server co-location data centers, telecommunications hubs in the United States, Europe and Asia, and directly via the Internet. The ICE global network consists of high speed dedicated data lines connecting data hubs in New York, Atlanta, Chicago, London and Singapore with the exchanges’ and clearing houses’ primary and disaster recovery data centers. This network offers customers an inexpensive, high speed, high-bandwidth solution for routing data between these hub locations and to the primary and secondary data centers.
NYSE Euronext developed two data centers in the United Kingdom and New Jersey in 2011. All of the matching engines for NYSE Euronext markets in Europe are consolidated in the U.K. facility, and our U.S. securities exchanges are located in the U.S. facility.
We seek to ensure the integrity of our data network through a variety of methods, including access restrictions and firewalls. We monitor traffic and components of our data network, and use an application to detect network intrusions and monitor external traffic. Customer circuits and routers are monitored around the clock and anomalies in customer circuits are reported to its staff and carrier support personnel for resolution.
In addition to our global network, the accessibility of the ICE platform through the Internet differentiates our markets and serves to attract liquidity in our markets. As of the fourth quarter of 2013, there was an average of 14,000 simultaneous active connections daily during peak trading hours. One active connection can represent many individual traders. In addition, we have 44 order routing and 34 trade capture conformed ISVs interfacing to our trading platform. Many ISVs present a single connection while facilitating numerous individual participants entering orders and trading on our exchange. As a result, we have the potential to attract thousands of additional participants who may trade in our markets through ISVs or through our own front-end.
We offer server co-location space at our data centers to all of our customers. This service allows customers to deploy their trading servers and applications which virtually eliminate data transmission latency between the customer and the exchange.
Security Technology
Cyber security is critical to the operation of our services. We adopt a defense in depth strategy, employing leading-edge security technology and processes including encryption, firewalls, virus prevention, intrusion prevention systems and secured servers. We use a multi-tiered firewall scheme to control access to our network and have incorporated protective features within applications to ensure the integrity of participant data and connectivity. Where our services are accessible via Internet, we have implemented additional restrictions to limit access to specific approved networks. Technology from advanced threat mitigation providers is deployed and the key security risks, controls, metrics are vetted quarterly by our Information Security Oversight Committee.
Our Competitive Strengths and Competition
Competitive Strengths
We are a leading operator of global equities, options and futures exchanges, derivative clearing houses and post-trade services. We operate leading markets in the asset classes in which we compete, including cash equities, equity options, futures and many OTC markets. We believe our key strengths include our:

•	liquid, global equity and derivatives markets and benchmark futures contracts;

•	geographic and product diversity across 17 regulated exchanges;

•	secure central counterparty clearing houses and risk management for our global markets;

•	leading global listings and trading venues; and

•	widely-distributed, leading edge technology for trading, clearing, data and trade processing.
Many of our futures contracts serve as global benchmarks for managing risk relating to exposure to price movements in the underlying products, including financial, energy and agricultural commodities. For example, we operate the leading market for trading in Brent crude oil futures, as measured by the volume of contracts traded in 2013 according to the Futures Industry Association. The ICE Brent Crude futures contract is the leading benchmark for pricing light, sweet crude oil produced and consumed outside of the United States. The ICE Brent Crude futures contract is part of the Brent complex, which forms the price reference for approximately two-thirds of the world’s physical oil. Based on 2013 contract volume, over half of the world’s crude and refined oil futures contracts were traded through ICE Futures Europe. In addition, NYSE Euronext operates the leading market for short-term interest rate, or STIR, contracts, with our principal STIR contracts based on implied forward rates based on LIBOR, denominated in euro and sterling. Trading volume in Liffe's STIR flagship product, the Euribor futures contract, grew 34% over the past year. We also offer leading agricultural benchmark contracts, including sugar, cocoa, cotton and coffee, that serve as global price references.
Our regulated exchanges and platforms offer qualified market participants access to our markets, covering a range of categories, including interest rates, equities, energy, agricultural, metals, equity index, environmental, currencies, and U.S. equity options. By offering multiple markets and products we provide our participants with flexibility to implement their trading and risk management strategies across a variety of asset classes. We operate across multiple geographies and serve customers in dozens of countries as a result of listing products that are relevant globally, such as interest rates, energy products, equities, credit derivatives, agricultural commodities, the USDX and currencies.
We offer a range of central clearing and related risk management services, to promote the security of our markets. The credit and performance assurance provided by our clearing houses to clearing members substantially reduces counterparty risk and is a critical component of our exchanges’ identities as reliable and secure marketplaces for global transactions. We believe the services offered by our clearing houses are a competitive advantage and attract market participants to our exchanges. Our clearing houses are designed to protect the financial integrity of our markets by maintaining collateral, facilitating payments and collections, enhancing capital efficiency and limiting counterparty credit risk.
We operate the leading global listings and trading venues for equities and offer our customers access to the capital markets in the United States and Europe. Our various listing venues allow companies to list domestic and international equity securities, corporate structured products, convertible bonds, trackers and debt securities. In 2013, NYSE was the global leader in IPOs for the third consecutive year, raising $59 billion in total proceeds, including leading in technology company IPOs. During the same period, NYSE was the leader in follow-on financings, raising $176 billion in proceeds. Through our European exchanges, a total of €85 billion was raised from initial and secondary offerings, including bond offerings.
Our leading edge technology infrastructure provides centralized and direct access to trade execution, processing and clearing for a variety of derivatives and financial products. We operate the majority of our interest rate, energy, agricultural and financial markets on our electronic trading platforms. Our trading platforms have enabled us to attract significant liquidity from traditional market participants, as well as new market entrants seeking the access, efficiency and ease of execution offered by electronic trading. We developed and maintain our own clearing systems across our clearing houses.
Competition
The markets in which we operate are global and highly competitive. We face competition in all aspects of our business from a number of different enterprises, both domestic and international, including traditional exchanges, electronic trading platforms and voice brokers. Prior to the passage of the Commodity Futures Modernization Act of 2000, or CFMA, futures trading was generally required to take place on, or subject to the rules of, a designated contract market. The costs and difficulty of obtaining contract market designation and corresponding regulatory requirements created significant barriers to entry for competing exchanges. The CFMA and changing market dynamics, including electronic trading, have led to increased competition from a number of different domestic and international sources of varied size, business objectives and resources.
We believe we compete on the basis of a number of factors, including:

•	depth and liquidity of markets;

•	price transparency;

•	reliability and speed of trade execution and processing;

•	technological capabilities and innovation;

•	breadth of product range;

•	rate and quality of new product developments;

•	quality of service;

•	distribution and ease of connectivity;

•	mid- and back-office service offerings, including differentiated and value-added services;

•	transaction costs; and

•	reputation.
We believe that we compete favorably with respect to these factors, and that our deep, liquid markets, breadth of product offerings, new product development, and efficient, secure settlement, clearing and support services distinguish us from our competitors. We believe that in order to maintain our competitive position, we must continue to develop new and innovative products and services, enhance our technology infrastructure, maintain liquidity and offer competitive transaction costs.
The financial services segment is highly competitive, with competition increasing as markets have globalized and following the implementation of financial reform regulation. Certain competitors include exchanges that replicate our futures contracts. For example, CME Group, the largest derivatives exchange in the United States with 86% market share of all U.S. futures contracts traded, competes with our exchanges on agricultural and energy commodities, currency and equity index contracts. NYSE Liffe and NYSE Liffe U.S. compete with the OTC markets as well as a number of international derivatives exchanges, including the CME, Eurex, which is the derivatives platform operated by Deutsche Börse, and NLX, which is the derivative platform operated by Nasdaq.
We compete with voice brokers active in certain of the OTC energy and credit derivatives markets, other electronic trading platforms for derivatives, clearing houses and market data vendors. ICE Swap Trade, Creditex and Creditex Brokerage compete with other swap execution facilities and large inter-dealer brokers in the credit derivatives market.
In addition to competition from derivative exchanges that offer commodity products, we also face competition from other exchanges, electronic trading systems, third-party clearing houses, futures commission merchants and technology firms. Further, certain financial services or technology companies have entered the OTC trade execution services market. Additional joint ventures and consortia could form, or have been formed, to provide services that could potentially compete with certain services that we provide.
In the United States, we face significant competition with respect to cash trading, and this competition is expected to remain intense. Our current and prospective competitors include regulated markets, electronic communication networks, dark pools and other alternative trading systems, market makers and other execution venues. The recently announced proposed combination of BATS Global Markets, Inc. and Direct Edge, LLC may increase competitive pressures. We also face growing competition from large brokers and customers that may assume the role of principal and act as counterparty to orders originating from retail customers, or by matching their respective order flows through bilateral trading arrangements, including through internalization of order flow. Some of these competitors are among our largest customers or are owned by our customers. In particular, many of our key customers are prioritizing their internalization and alternative trading system businesses ahead of their exchange-based market making business.
In the United States, our principal competitor for listings is Nasdaq OMX Group, Inc., or Nasdaq OMX. The U.S. capital markets face competition for foreign issuer listings from a number of stock exchanges outside the United States, including London Stock Exchange plc, Deutsche Börse Group and exchanges in Tokyo, Hong Kong, Toronto, Singapore and Australia. As other liquidity venues seek exchange status, we may face more competition for listings.
NYSE Arca and NYSE Amex Options face considerable competition in equity derivatives trading. Their principal U.S. competitors are the Chicago Board Options Exchange, Inc., or CBOE, the International Securities Exchange Holdings, Inc., BATS Global Markets, Inc., or BATS, the Boston Options Exchange Group, LLC and the Nasdaq OMX, as well as startups such as Miami International Securities Exchange, LLC, and ELX Futures, L.P., backed by a consortium of banks and other market participants.
Intellectual Property
We rely on a wide range of intellectual property, both owned and licensed, that is utilized in the operation of our electronic platforms, much of which has been internally developed by our technology team. We own the rights to a large number of trademarks, service marks, domain names and trade names in the United States, Europe and in other parts of the world. We have registered the majority of our trademarks in the United States and other countries. We hold the rights to a number of patents and have made a number of patent applications in the United States and other countries. We also own the copyright to a variety of material. Those copyrights, some of which are registered, include printed and online publications, websites, advertisements, educational material, graphic presentations, software code and other literature, both textual and electronic. We attempt to protect our intellectual property rights by relying on trademarks, patents, copyrights, database rights, trade secrets, restrictions on disclosure and other methods.

This Annual Report on Form 10-K also contains additional trade names, trademarks and service marks of our and of other companies. We do not intend the use or display of other parties’ trademarks, trade names or service marks to imply, and this use or display should not be construed to imply, our endorsement or sponsorship of these other parties, their endorsement or sponsorship of it, or any other relationship between it and these other parties.
Sales
As of December 31, 2013, we employed 353 full-time sales personnel, including voice brokers. Our global sales team is comprised primarily of experienced financial services staff and former brokers and traders with extensive experience and established relationships within the listings and trading community. Because our businesses are regulated, we employ sales and marketing staff that is knowledgeable with respect to the regulatory constraints upon marketing in this field.
Our sales and marketing strategy is designed to expand relationships with existing participants through the provision of value-added products and services, technology support and product information, as well as to attract new participants to our traded markets and listings venues. Our sales and marketing efforts also support new product development by working to understand the evolving needs of our customers. We also seek to build brand awareness and educate the public on our business, including how our markets, products and technology support enhanced price discovery, risk management, capital raising, efficiency and transparency in the global financial and commodity markets.
Employees
As of December 31, 2013, we had a total of 4,232 employees, with 435 employees at our headquarters in Atlanta, 1,495 employees in New York, 907 employees in the United Kingdom and Northern Ireland and a total of 1,395 employees across our Amsterdam, Brussels, Calgary, Chicago, Houston, Lisbon, Paris, San Francisco, Singapore, Stamford, Washington, D.C. and Winnipeg offices. Of our total employee base, 1% are subject to collective bargaining arrangements, and such relations are considered to be good.
Executive Officers of the Registrant
Information relating to our executive officers is included under "Executive Officers" in Part III, Item 10, "Directors, Executive Officers and Corporate Governance" of this Annual Report on Form 10-K.
Business Continuity Planning and Disaster Recovery
We maintain comprehensive business continuity and disaster recovery plans and facilities to provide nearly continuous availability of our markets in the event of a business disruption or disaster. We maintain incident and crisis management plans that address responses to disruptive events at any of our locations worldwide. We continuously evaluate business risks and their impact on operations, provide training to employees and perform exercises to validate the effectiveness of our plans, including participation in industry-sponsored disaster recovery and business continuity exercises. Oversight of business continuity and disaster recovery planning is provided by a committee comprised of senior managers representing each business unit, Internal Audit, Enterprise Risk Management and the Audit Committee of the Board of Directors.

Regulation
We are primarily subject to the jurisdiction of regulatory agencies in the United States, Europe, Asia and Canada. In 2009, during the Pittsburgh summit, the G20 nations came to a mutual agreement on global financial market reform. Since that agreement, various domestic and foreign governments have undertaken reviews of the existing legal framework governing financial markets and have either passed new laws and regulations, or are in the process of debating and/or enacting new laws and regulations that apply to our business.
In 2010, the U.S. Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. Through extensive rulemaking authority granted under the Dodd-Frank Act, the CFTC and SEC are charged with creating a comprehensive new regulatory regime governing OTC derivative markets and market participants, including our OTC markets and customers. Dodd-Frank requires, among other things, mandatory exchange trading, clearing and reporting of OTC derivatives and greater regulation of exchanges and clearing houses. The European Union has also adopted new legislation on OTC derivatives, clearing houses and trade repositories commonly known as the European Market Infrastructure Regulation, or EMIR. EMIR requires, among other things, OTC and exchange-traded derivatives trades to be reported to trade repositories, clearing of standardized OTC derivative contracts and more stringent prudential, operational and business requirements for clearing houses. The final form of the legislation was enacted in August 2012 and secondary legislation to enact the legislation became effective on

March 15, 2013. In addition, the European Union is finalizing Markets in Financial Instruments Directives II, or MiFID II, which requires position limits for commodity derivatives and requires open access for European derivatives markets.
In November 2013, we finalized our acquisition of NYSE Euronext. As detailed below, the acquisition adds new regulated businesses to our operations, including a number of European and U.S. equity exchanges, and as explained in further detail below under Equities Regulation, subjects us to oversight by additional regulators.
We believe that many of the new requirements of the Dodd-Frank Act and EMIR are consistent with the manner in which we already operated our business. For example, new requirements to centrally clear OTC swaps and trade them on regulated platforms are consistent with our existing business model. The mandate to clear standardized swaps complements our clearing businesses operating in three countries. While certain of these changes may have a positive impact on our business, some changes could adversely affect our business. Please refer to the discussion below and to the “Risk Factors” section for a description of regulatory and legislative risks and uncertainties.

Derivatives Regulation
Trade Execution
Over the past three years, the CFTC has issued new rules to implement the Dodd-Frank Act. As a result of the Dodd-Frank Act, we reorganized our U.S. derivatives business. We transitioned the majority of our OTC energy products into futures listed on ICE Futures U.S. (our natural gas, emissions, and electricity products) and ICE Futures Europe (oil, natural gas, freight and iron ore products). In October 2013, the CFTC granted our subsidiary, ICE Swap Trade, temporary registration as a SEF. As the final part of our Dodd-Frank Act transition, we listed our bilateral energy swaps products and credit derivatives on ICE Swap Trade. We still offer physically settled bilateral energy contracts for forward delivery on our OTC platform. Although we have brought our operations into compliance with the Dodd-Frank Act, there can be no guarantee that our business and trading volumes will not be adversely affected as a result of our compliance with these requirements.
Our U.S. futures contracts are listed on ICE Futures U.S., which is subject to extensive regulation by the CFTC under the Commodity Exchange Act. or CEA. The CEA generally requires that futures trading in the United States be conducted on a commodity exchange registered as a Designated Contract Market, or DCM. As a registered DCM, ICE Futures U.S. is a self-regulatory organization that has instituted rules and procedures to comply with the core principles applicable to it under the Commodity Exchange Act. ICE Futures U.S. also has surveillance and compliance operations and procedures to monitor and enforce compliance with its rules, and ICE Futures U.S. is periodically audited by the CFTC with respect to the fulfillment of its self-regulatory programs in these areas. Our U.S. swaps business is listed on ICE Swap Trade, which is regulated as a SEF by the CFTC. Like registered DCMs, SEFs are self-regulated organizations that must comply with core principles that are similar to the DCM core principles. The cost of regulatory compliance for DCMs and SEFs is substantial. In addition, the increased regulation of derivatives transactions could result in reduced trading activity, which could adversely affect our business.
The regulatory framework applicable to ICE Futures U.S, and ICE Swap Trade is supplemented by the CEA, which has provisions regulating the conduct of participants in the regulated market. Importantly, the CEA contains provisions making it an offense for participants to engage in certain market behavior such as market manipulation and prohibits market abuse. Breaches of those provisions give rise to the risk of sanctions, including financial or criminal penalties. In addition, many market participants, including clearing firms, must independently register with the CFTC and National Futures Association and perform various compliance and reporting functions.
In November 2013, the CFTC proposed new rules placing position limits on 28 energy, metals and agricultural contracts. ICE Futures U.S. has spot month position limits for its energy and agricultural products and for certain agricultural and financial contracts, all month limits. If finalized, the new rules will place federal all month and spot month limits on these 28 contracts, and the limits will be aggregated across exchanges and the OTC swaps markets. Key contracts included in the rule will be the Henry Hub natural gas contract and the ICE WTI crude oil contract. Financially settled contracts (including our Henry Hub natural gas and WTI contracts) will maintain a position limit five times the limit for physically settled futures contracts. If the CFTC's position limits were to be imposed in the form proposed, trading activity and liquidity on our exchanges may decline, which may have an adverse effect on our results of operations.
In January 2014, the Federal Reserve announced that it is reviewing its policy allowing banks to participate in the physical commodity markets. While the review is at an early stage, if the Federal Reserve decides to limit bank participation in the physical commodity markets, it could cause additional banks to sell certain of their commodity operations. In the United Kingdom, ICE Futures Europe is a Recognized Investment Exchange in accordance with the Financial Services and Markets Act 2000, or FSMA.
Further, we engage in sales and marketing activities in relation to our OTC and futures businesses in the United Kingdom and the United States through our subsidiary ICE Markets Limited, or ICE Markets, which is authorized and regulated by the FCA as an investment adviser and arranger. ICE Markets also supports the ICE Link platform and related services in the United Kingdom. Creditex Brokerage is authorized and regulated by the FCA to operate the Creditex RealTime platform in the United Kingdom and facilitate the conclusion of transactions of credit derivative instruments and bonds. Creditex Brokerage has regulatory approval to deal as riskless principal or agent. The RealTime platform is open to eligible counterparties and professional clients as defined by the Markets in Financial Instruments Directive and Creditex Brokerage’s services are not available to retail consumers. In order to retain their status as FCA registered entities, these entities are required to meet various regulatory requirements in the United Kingdom.
The regulatory framework applicable to ICE Futures Europe is supplemented by a series of legislative provisions regulating the conduct of participants in the regulated market. Importantly, FSMA contains provisions making it an offense for participants to engage in certain market behavior and prohibits market abuse through the misuse of information, the giving of false or misleading impressions or the creation of market distortions. Breaches of those provisions give rise to the risk of sanctions, including financial penalties.
ICE Endex operates its Dutch short term gas markets under an official designation of the Minister of Economic Affairs. The Authority Consumer and Market regulates the Dutch energy industry and wholesale energy trading market. ICE Endex facilitates the trading in energy futures via ICE Endex Derivatives B.V., which is an operator of a regulated market under a license of the Ministry of Finance and supervised by the Netherlands Authority for the Financial Markets and the Dutch Central Bank.  In the United Kingdom, ICE Endex Gas Spot Ltd. is designated and appointed as the independent market operator of the gas balancing market (On-the-day Commodity market or OCM). ICE Endex facilitates the trading in electricity futures with delivery on the Belgian grid and ICE Endex has been appointed as the market operator for the gas balancing market in Belgium.
In Europe, the Markets in Financial Instruments Directive (Directive 2004/39/EC), or MiFID, came into force on November 1, 2007 and introduced a harmonized approach to the licensing of services relating to commodity derivatives across Europe. The legislation also imposed greater regulatory burdens on European Union based operators of regulated markets, alternative trading systems and authorized firms in the commodity derivatives area. On January 14, 2014 the European Parliament, European Council, and the European Commission reached a high level agreement on MiFID II, which is designed to increase regulation of trading in financial instruments (including derivatives) in Europe. MiFID II will require derivatives that are sufficiently liquid to be traded on a multilateral trading facility or organized trading facility. The legislation also institutes a position limit regime for commodity derivatives, which will be set by the national regulators pursuant to methodology set by the European Securities Market Association, or ESMA. The agreement also includes an open access provision to provide non-discriminatory access to execution and clearing venues. The instruments included in this directive, along with definitions, timing and implementation will be established at the rule making stage with ESMA during 2014. The inclusion of exchange traded derivatives is being established pursuant to a study on systemic risk implications. In addition, the legislation requires open access to any benchmarks (a benchmark is an index or other measure used to determine the value of a financial instrument, for example, LIBOR or the S&P 500) used in Europe. Again, the scope of the requirement will be decided over the next year. The final text of the legislation is not expected to be published until June 2014. After publication, the second level of text implementing the legislation (similar to a rulemaking in the United States) will be drafted over the next year. The open access provision of the legislation is expected to take effect between 2017 and 2019 based on current implementation timelines that have been provided.
SMX is regulated by the Monetary Authority of Singapore pursuant to the Securities and Futures Act of Singapore as an Approved Exchange to operate a futures market and is required to undertake such functions such as market surveillance, member compliance and rule enforcement.
ICE Futures Canada’s operations are subject to extensive regulation by the Manitoba Securities Commission, or MSC, under the Commodity Futures Act (Manitoba), or CFA. The CFA requires that an organization must be recognized and registered before it can carry on the business of a futures exchange, and establishes financial and non-financial criteria for an exchange. In addition, ICE Futures Canada is also recognized by the MSC as a self-regulatory organization and is required to institute and maintain detailed rules and procedures to fulfill its obligations. ICE Futures Canada is responsible for surveillance and compliance operations and procedures to monitor and enforce compliance by market participants with its rules, and is under the audit jurisdiction of the MSC with respect to these self-regulatory functions. ICE Futures Canada’s operations are also subject to oversight by other provincial securities commissions, including the Ontario Securities Commission, the Autorité des marchés financiers in Québec and the Alberta Securities Commission.
LIFFE Administration and Management (the operator of LIFFE, the London market of NYSE Liffe) which administers the markets for financial and commodity derivatives in London and also administers and operates NYSE Euronext London, both of which are currently overseen by the FCA. As with ICE Futures Europe, LIFFE Administration and Management is designated as a Recognized Investment Exchange. Subject to regulatory approval, LIFFE Administration and Management plans to transfer its derivatives execution business to ICE Futures Europe. In addition, NYSE Liffe U.S. is a DCM. Subject to regulatory approval, we plan to transition NYSE Liffe U.S.’s execution business to ICE Futures U.S. and ICE Futures Europe.

The regulatory framework applicable to our regulated exchanges is supplemented by legislation and rules, such as the Commodity Exchange Act in the U.S. or MiFID in Europe, which regulate the conduct of participants in the regulated market. Importantly, these legislative or regulatory frameworks contain provisions making it an offense for participants to engage in certain market behavior such as market manipulation and prohibits market abuse. Breaches of those provisions give rise to the risk of sanctions, including financial and/or criminal penalties. In addition, many market participants, including clearing firms, must independently register with their applicable regulators and industry self regulatory organization (such as the National Futures Association) and perform various compliance and reporting functions.
Clearing
ICE Clear Credit, ICE Clear U.S., and TCC are regulated by the CFTC as DCOs. ICE Clear Europe, which is primarily regulated in the United Kingdom, is also subject to regulation by the CFTC as a DCO. Both ICE Clear Credit and ICE Clear Europe are also regulated by the SEC as clearing agencies because they clear security-based swaps. DCOs are subject to extensive regulation by the CFTC under the Commodity Exchange Act. As part of our acquisition of NYSE Euronext, we now own New York Portfolio Clearing, or NYPC, a DCO. Subject to regulatory approval, we plan to move NYPC’s clearing business to ICE Clear U.S. and ICE Clear Europe.
ICE Clear Europe is primarily regulated by the Bank of England as a Recognized Clearing House, or RCH. As required by EMIR, which came into force on March 15, 2013, ICE Clear Europe presented an application to ESMA to be authorized under EMIR within the required timeframe. EMIR also requires clearing houses to require original margin to cover an exchange traded derivatives (futures) position for two days, which could increase margin requirements for market participants and could make trading of cleared derivative contracts in Europe less attractive for market participants. On September 1, 2013, ESMA made its recommendation to the European Commission over whether the United States and other countries' financial regulatory systems are equivalent to the European financial regulatory system. In its recommendation, ESMA stated that in regards to clearing house regulation, the U.S. regulatory system is not equivalent to the European financial regulatory system. However, ESMA did state that clearing houses could adopt rules, including the increased margin requirements mentioned above, and receive recognition as a foreign clearing house from ESMA. If a foreign clearing does not obtain recognition, European customer access to that clearing house will be more difficult and expensive. ICE Clear Credit, ICE Clear U.S. and ICE Clear Canada have applied for recognition as foreign clearing houses with ESMA.
In 2012, the International Organization of Securities Commissions issued Principles for Financial Market Infrastructures, or PFMI. Clearing houses that adhere to the rules of their local regulator designed to meet the PFMIs can be deemed to be a Qualified Central Counter Party or QCCP. Generally, global banking regulators give favorable capital treatment to banks that clear at QCCPs. For example, the U.S. banking agencies (the Federal Reserve, the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation) issued final rules implementing the Basel III accord. To encourage central clearing, the final rules assess a relatively low risk weight of either 2% or 4% to a bank’s exposure to cleared derivatives held in a QCCP. ICE Clear Credit, as a systemically important financial market utility under Title VIII of the Dodd-Frank Act, is deemed a QCCP by U.S. banking regulators. ICE Clear Europe, ICE Clear U.S., and ICE Clear Canada adhere to the rules of their local regulator designed to meet the international standards set forth in the PFMIs and accordingly retain their status as QCCPs. SMXCC is regulated by the Monetary Authority of Singapore as a Designated Clearing House. We plan to seek QCCP status for SMXCC.
Historically, clearing houses and the CFTC have treated U.S. Treasuries as liquid for collateral purposes. However, as part of the QCCP recognition process, the CFTC passed Regulation 39.33 requiring U.S. Treasuries to be subject to a “prearranged” and “highly reliable” same day funding arrangement in order for U.S. Treasuries to qualify as being liquid for collateral purposes. Subsequent to the adoption of CFTC Regulation 39.33, CFTC staff provided informal guidance that the only way to demonstrate “prearranged” and “highly reliable” is by requiring a “committed” funding arrangement. The cost of obtaining the necessary amount of committed facilities, combined with clearing house changes to the composition of the collateral it accepts in order to meet liquidity requirements, may be substantial.
Trade Reporting
A key aspect of the G20 financial reform efforts is the reporting of derivatives trades to trade repositories. In the United States, all swaps must be reported to swap data repositories, or SDRs. In June 2012, the CFTC provisionally registered ICE Trade Vault as a SDR for the credit and commodity asset classes. In Europe, EMIR requires all derivatives trades (futures or swaps) to be reported to a Trade Repository. In November 2013, ESMA approved ICE Trade Vault Europe as a Trade Repository in advance of EMIR’s trade reporting deadline in February 2014. We will continue to seek approvals to serve as a Trade Repository as other jurisdictions finalize their reporting rules.
Equities Regulation
Trade Execution

U.S. federal securities laws have established a two-tiered system for the regulation of securities markets and market participants. The first tier consists of the SEC, which has primary responsibility for enforcing federal securities laws and regulations and is subject to Congressional oversight. The second tier consists of the regulatory responsibilities of self-regulatory organizations, or SROs, over their members. SROs are non-governmental entities that are registered with, and regulated by, the SEC.
Securities industry SROs are an essential component of the regulatory scheme of the Securities Exchange Act of 1934 (Exchange Act) for providing fair and orderly markets and protecting investors. To be a registered national securities exchange, an exchange must be able to carry out, and comply with, the purposes of the Exchange Act and the rules and regulations under the Exchange Act. In addition, as an SRO, an exchange must be able to enforce compliance by its members, and individuals associated with its members, with the provisions of the Exchange Act, and its own rules. Finally, the legislative regulatory framework applicable to securities industry SROs has provisions regulating the conduct of participants in the regulated market. Importantly, the CEA contains provisions making it an offense for participants to engage in certain market behavior such as insider trading, market manipulation and market abuse. Breaches of those provisions give rise to the risk of sanctions, including financial or criminal penalties.
Broker-dealers must also register with the SEC, and members must register with an SRO, submit to federal and SRO regulation and perform various compliance and reporting functions.
NYSE, NYSE Arca and NYSE MKT, as SROs, are registered with, and subject to oversight by, the SEC. Accordingly, our U.S. securities exchanges are regulated by the SEC and, in turn, are the regulators of their members. These regulatory functions of our U.S. securities exchanges are performed or overseen by NYSE Regulation, and certain of our regulatory functions are performed by the Financial Industry Regulatory Authority, or FINRA. In August 2013, the Securities Industry and Financial Market Association, or SIFMA, asked the SEC to review the SRO structure of the securities markets. In its letter, SIFMA states that for profit exchanges compete with the broker dealers they regulate, which SIFMA argues undercuts the regulatory authority of exchanges. The SEC has not announced any review of the SRO structure in response to SIFMA. However, if securities exchanges lose their status as SROs the exchanges would likely still have regulatory responsibilities over their markets but may lose the statutory immunity the exchanges receive in fulfilling their SRO responsibilities.
In Europe, Euronext operates exchanges in five European countries. Each of the Euronext exchanges and Euronext N.V. holds an exchange license granted by the relevant national exchange regulatory authority and operates under its supervision. Each market operator is also subject to national laws and regulations in its jurisdiction in addition to the requirements imposed by the national exchange authority and, in some cases, the central bank and/or the Ministry of Finance in the relevant European country. Regulation of Euronext and its constituent markets is conducted in a coordinated fashion by the respective national regulatory authorities pursuant to a memorandum of understanding relating to the regulated markets. Representatives of Euronext's regulatory authorities meet in working groups on a regular basis to coordinate their actions in areas of common interest and agree upon measures to promote harmonization of their respective national regulatory requirements. The working group coordinating these regulatory activities is referred to as the Euronext College of Regulators.
The integration of Euronext's trading platforms has been fostered and accompanied by regulatory harmonization. A single rulebook governs trading on Euronext's cash and derivatives markets, which contains a set of harmonized rules and a set of exchange-specific rules.
The regulatory framework in which Euronext operates is substantially influenced and governed by European directives, including MiFID.
When Euronext was formed in 2000, Euronext N.V., together with Euronext Amsterdam N.V., received a joint exchange license from the Dutch authorities to operate regulated markets, which means that Euronext N.V. is subject to the regulation and supervision of the Dutch Minister of Finance and the Dutch Authority for the Financial Markets (Autoriteit Financiële Markten, or "AFM") as Dutch market operator along with Euronext Amsterdam N.V. The powers of the Dutch Minister of Finance and the AFM include the right to grant or withhold (on specified statutory grounds) a declaration of no objection, or information, consultation, assessment and approval rights, as applicable,  over (i) the direct or indirect acquisition by any person of 10% or more of the shares in a Dutch market operator, (ii) the appointment of the policy makers of the market operators, (iii) any mergers, cross-shareholdings and joint ventures involving any Dutch market operator and (iv) any actions that may affect the proper operation of the Dutch exchanges.
Euronext's European market operators hold licenses for operating multiple European regulated markets and each market operator, with the exception of LIFFE Administration and Management, also operates a number of markets that do not fall within the European definition of "regulated markets". Each market operator is subject to national laws and regulations pursuant to its market operator status.

Euronext Amsterdam
Operation of a regulated market in the Netherlands requires a license from the Dutch Minister of Finance, which may amend or revoke the license at any time. AFM, together with De Nederlandsche Bank, acts as the regulatory authority for members of Euronext Amsterdam, supervises the primary and secondary markets, ensures compliance with market rules and monitors clearing and settlement operations.
Euronext Brussels
Euronext Brussels is governed by, and recognized as a market undertaking under the Belgian Act of August 2, 2002. Pursuant to the Act, the Financial Services and Markets Authority, or FSMA, is responsible for disciplinary powers against members and issuers, control of sensitive information, supervision of markets, and investigative powers. Euronext Brussels is responsible for the organization of the markets and the admission, suspension and exclusion of members, and has been appointed by law as a "competent authority" within the meaning of the Listing Directive.
Euronext Lisbon
Euronext Lisbon is governed by the Portuguese Decree of Law no. 357-C/2007, which, along with the Portuguese Securities Code and regulations of the Comissão do Mercado de Valores Mobilários, or CMVM, govern the regime for regulated markets and multilateral trading facilities (as described under the MiFID regime), market operators and all companies with related activities in Portugal. The creation of regulated market companies requires prior authorization in the form of a decree from the Portuguese Minister of Finance, following consultation with the CMVM. The CMVM is an independent public authority that monitors markets and market participants, public offerings and collective investment undertakings.
Euronext Paris
Euronext Paris is subject to the French Monetary and Financial Code, which authorizes the French Minister of Finance to confer and revoke regulated market status upon the recommendation of the Autorité des Marchés Financiers, or AMF and following an opinion from the Autorité de Contrôle Prudentiel, or ACP.
Euronext Paris is also subject to French banking legislation and regulations as a specialized financial institution, which means that it is subject to supervision by the ACP. Euronext N.V., as the indirect parent of Euronext Paris, qualifies as a financial holding company for purposes of banking regulations, and is also subject to certain reporting and statutory requirements, including those relating to minimum solvency and other ratios and minimum equity requirements.
Other U.K. Regulated Firms
LIFFE Services Ltd. is regulated by the FCA as a service company. SmartPool Trading Limited is an investment firm which operates a Multilateral Trading Facility, or MTF, and it is regulated by the FCA.
NYSE Regulation
Our U.S. securities exchanges are charged with oversight of the financial and operational status and sales-practice conduct of members and their employees, and have responsibility for regulatory review of their trading activities on those exchanges. In addition, our U.S. securities exchanges are responsible for enforcing compliance with their respective financial and corporate governance standards by listed companies.
Financial, operational and sales practice oversight of the members of our U.S. securities exchanges is generally conducted by FINRA. In addition, FINRA performs the market surveillance and related enforcement functions for our U.S. securities exchanges, pursuant to an agreement with us, although our U.S. securities exchanges retain ultimate regulatory responsibility for the regulatory functions performed by FINRA under that agreement. NYSE Regulation, which is an indirect not-for-profit subsidiary of NYSE Euronext, oversees FINRA's performance of these services; enforces listed company compliance with applicable standards; oversees regulatory policy determinations, regulation related rule development and interpretation; and conducts limited real-time monitoring of trading activity on the facilities of our U.S. securities exchanges. It also monitors our markets for compliance with their rules.
In addition, our U.S. securities exchanges that maintain options trading markets have entered into a joint agreement with the other U.S. options exchanges for conducting options insider trading surveillances. Our U.S. securities exchanges continue to have regulatory responsibility for these functions, which are monitored by NYSE Regulation. Our U.S. securities exchanges have also entered into several agreements with FINRA and other U.S. securities exchanges pursuant to Rule 17d-2 under the Exchange Act, which have been approved by the SEC and pursuant to which our U.S. securities exchanges are relieved of regulatory responsibility with respect to enforcement of common rules relating to common members.

Structure, Organization and Governance of NYSE Regulation
We have an agreement with NYSE Regulation to provide it adequate funding to allow it to perform or oversee, as applicable, the regulatory functions of our U.S. securities exchanges. NYSE Regulation can levy fines on members on behalf of our U.S. securities exchanges as part of disciplinary action. Income from fines is used only to fund non-compensation expenses of NYSE Regulation. The use of fine income by NYSE Regulation is subject to specific review and approval by the NYSE Regulation board of directors. No regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to any entity other than NYSE Regulation.
NYSE Regulation is a separately incorporated, not-for-profit entity. Each director of NYSE Regulation (other than its chief executive officer) must be independent under the independence policy of the NYSE Euronext board of directors, and a majority of the members of the NYSE Regulation board of directors and its compensation committee and nominating and governance committee must be persons who are not directors of ICE. NYSE Regulation is responsible for all listing compliance decisions with respect to ICE’s listing on the NYSE.
Trade Reporting
NYSE operates the Securities Information Processor, or SIP, for the Consolidated Tape Association which oversees the dissemination of real-time trade and quote information in New York Stock Exchange LLC (Network A) and BATS, NYSE Arca, NYSE MKT and other regional exchange (Network B) listed securities. We also operate the SIP for the options markets. Due to recent technology problems at another SIP, the SEC has formed a task force which includes representatives from each of the SROs to develop a plan to enhance the controls of the SIPs. These discussions are ongoing and a timeframe for action is still uncertain.  In addition, NYSE operates the FINRA/NYSE Trade Reporting Facility, or TRF, to serve our customers reporting off-exchange trades in all listed national market system stocks.
Regulatory Auditor
NYSE
In April 2005, the SEC instituted and simultaneously settled an administrative proceeding against the NYSE. The SEC's action related to detection and prevention of activities of specialists who engaged in unlawful proprietary trading on the floor of the NYSE. As part of the settlement, the NYSE agreed to comply with certain undertakings, one of which was to retain a third-party regulatory auditor to conduct, every two years through 2011, a comprehensive regulatory audit of NYSE Regulation's surveillance, examination, investigation and disciplinary programs applicable to specialists and other floor members.
The SEC order relating to the settlement provides that the regulatory auditor is required to report the auditor's conclusions to the NYSE board and to the SEC, and those conclusions are to be included in our annual report. Accordingly, the conclusions of the regulatory auditor, James H. Cheek, III and Bass, Berry & Sims PLC, as reported to NYSE on February 21, 2013, are as follows:
Pursuant to our retention as contemplated in that certain Order of the SEC dated April 12, 2005 (the “2005 Order”), we have conducted a comprehensive regulatory audit (the “Regulatory Audit”) of the surveillance, examination, investigation and disciplinary programs of NYSE Regulation applicable to trading by designated market makers, member firm floor brokers and independent floor brokers (collectively, “Floor Members”) for the two years ended December 31, 2012 (the “Audit Period”).
Based on our audit procedures and our consideration of the factors and assessments set forth in our confidential regulatory audit report (the “Audit Report”) to the Boards of Directors of NYSE Euronext and NYSE Regulation, the Director of the Office of Compliance Inspections and Examinations (“OCIE”) and the Director of the Division of Trading and Markets (“Trading and Markets”) and such other matters as we have deemed appropriate, we have concluded that during the Audit Period, notwithstanding certain weaknesses that we have identified, including those set forth in the Audit Report: (1) NYSE Regulation's policies and procedures were reasonably designed and effective to detect and deter violations of all applicable federal securities laws and New York Stock Exchange (“Exchange”) rules relating to trading by Floor Members; (2) NYSE Regulation was (i) in compliance with the above-referenced policies and procedures; and (ii) in compliance with the outstanding written recommendations made by OCIE or Trading and Markets relating to compliance with rules, or surveillance for rule violations, with respect to trading by Floor Members; and (3) the Exchange was in compliance with any outstanding undertakings contained in the 2005 Order and that certain Order of the SEC dated June 29, 1999 issued against the Exchange.
Because of its inherent limitations, no regulatory program or audit can provide absolute assurance that violations of federal securities laws and Exchange rules relating to trading by Floor Members will not occur or go undetected. Also, the continued reasonableness of design and effectiveness of NYSE Regulation's policies and procedures in future periods is subject to the risk that such policies and procedures may become inadequate or ineffective because of changes in business or regulatory conditions or that the degree of compliance with such policies and procedures may deteriorate.
American Stock Exchange
Prior to NYSE Euronext's acquisition of the American Stock Exchange (“Amex,” formerly NYSE Amex and now NYSE MKT), Amex was subject to an SEC investigation into its various business and related regulatory oversight functions. In March 2007, the SEC approved Amex's settlement offer, which included, among other things, a commitment to engage a third-party auditor to conduct three audits to determine whether Amex's regulatory policies and procedures applicable to all Floor Members are reasonably designed and effective to ensure compliance with, and to deter violations of, the federal securities laws and Amex rules related to trading. The SEC order relating to the settlement provides that the auditor is required to report its opinion to Amex's Board of Governors and to the SEC, and the audit opinion is to be included in Amex's annual report. As Amex did not have an annual report at or after that date, the conclusion of the regulatory auditor is included in this Annual Report on Form 10-K.
Accordingly, the opinion of the regulatory auditor, James H. Cheek, III and Bass, Berry & Sims PLC dated May 17, 2012 is as follows:
Pursuant to our retention by NYSE Amex LLC (“Amex”) and NYSE Euronext, as contemplated in the Order of the SEC dated March 22, 2007 (the “2007 Order”), we have conducted a comprehensive audit of the Amex's surveillance, examination, investigation and disciplinary programs relating to trading applicable to all designated market makers and floor brokers, in the case of Amex equities trading, and specialists, directed market makers, market makers and floor brokers, in the case of Amex options trading (collectively, “Floor Members”), for the period beginning April 29, 2010 and ending April 28, 2012 (the “Audit Period”).
Based on our audit procedures and our consideration of the factors and assessments set forth in our confidential regulatory audit report (the “Audit Report”) to the Board of Directors of NYSE Euronext, the Director of the Office of Compliance Inspections and Examinations (“OCIE”) and the Director of the Division of Trading and Markets (“Trading and Markets”) and such other matters as we have deemed appropriate, we have concluded that during the Audit Period, notwithstanding certain weaknesses that we have identified, including those set forth in the Audit Report: (1) the Amex's policies and procedures were reasonably designed and effective to ensure compliance with, and to detect and deter violations of, the federal securities laws and the Amex's rules relating to trading by Floor Members; and (2) the Amex was in compliance with (i) the above-referenced policies and procedures; (ii) any outstanding commitments made by the Amex in relation to the written recommendations made by OCIE or Trading and Markets relating to compliance with trading rules or surveillance for trading rule violations; and (iii) any undertakings contained in the 2007 Order or Section IV.B.f. of the Order of the SEC dated September 11, 2000.
Because of its inherent limitations, no regulatory program or audit can provide absolute assurance that violations of federal securities laws and Amex rules relating to trading by Floor Members will not occur or go undetected. Also, the continued reasonableness of design and effectiveness of the Amex's policies and procedures in future periods is subject to the risk that such policies and procedures may become inadequate or ineffective because of changes in business or regulatory conditions or that the degree of compliance with such policies and procedures may deteriorate.
Corporate Responsibility
We strive to create long-term value for our shareholders and to be a good corporate citizen including maintaining high ethical and business. We help those in need in the communities where we operate and support global organizations through a combination of financial resources and employee participation.
In addition, in 2010, we acquired the Climate Exchange PLC, the leading operator of global emissions markets, for approximately $600 million, which enabled us to expand and support the global emissions markets. We have also listed many other environmental products on our exchanges, including various renewable energy certificate contracts, California carbon allowance contracts and biofuel products related to renewable identification numbers. NYSE Euronext has been focused on measuring and improving its environmental impact and in 2010, it became the first global exchange to become 100% carbon neutral.
Available Information
Our principal executive offices are located at 2100 RiverEdge Parkway, Suite 500, Atlanta, Georgia 30328. Our main telephone number is (770) 857-4700.
We are required to file reports and other information with the SEC. A copy of this Annual Report on Form 10-K, as well as any future Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are, or will be, available free of charge, on the Internet at the Company’s website (http://www.theice.com) as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. A copy of these filings is also available at the SEC’s website (www.sec.gov). The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this report. Our reports, excluding exhibits, are also available free of charge by mail upon written request to our Secretary at the address listed above. You may read and copy any documents filed by us at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room.
In addition, we have posted on our website the charters for our (i) Audit Committee, (ii) Compensation Committee, (iii) Nominating and Corporate Governance Committee and (iv) Risk Committee, as well as our Code of Business Conduct and Ethics, which includes our Whistleblower Hotline information, Board of Directors Governance Principles and Board Communication Policy. We will provide a copy of these documents without charge to stockholders upon request.

ITEM  1(A).     RISK FACTORS

You should carefully consider the following risk factors, as well as other information contained in or incorporated by reference in this Annual Report on Form 10-K. The risks and uncertainties described below are those that we currently believe may materially affect us. Other risks and uncertainties that we do not presently consider to be material or of which we are not presently aware may become important factors that affect our company in the future. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected.
Our business and operating results depend in large part on volatility in the prices and interest rates underlying our derivative products and may be adversely impacted by domestic and international economic and market conditions.
Participants in the markets for our products, including energy and agricultural commodities, financial and equity derivatives and other securities, trade pursuant to a range of trading strategies. Trading volume is driven primarily by the degree of volatility - the magnitude and frequency of fluctuations - in prices and interest rates of the underlying commodities, indices, benchmarks or other measures. Volatility increases the need to hedge contractual price risk and creates opportunities for speculative or arbitrage trading. Were there to be a sustained period of stability in the prices of the underlying commodities, indices, benchmarks or other measures of our derivative products, we could experience lower trading volumes, slower growth or declines in revenues.
Factors that are particularly likely to affect price and interest rate levels and volatility, and thus trading volumes and our operating results, include:

•	global and domestic economic, political and market conditions;

•
weather conditions, including hurricanes, natural disasters and other significant weather events, and unnatural disasters like large oil spills that impact the production of commodities, and, in the case of energy commodities, production, refining and distribution facilities for oil and natural gas;

•	real and perceived changes in the supply and demand of commodities underlying our products, particularly energy and agricultural products, including changes as a result of technological improvements;

•	war, acts of terrorism and any unforeseen market closures or disruptions in trading;

•	credit quality of market participants, the availability of capital and the levels of assets under management;

•	broad trends in industry and finance, including consolidation in our industry, and the level and volatility of interest rates, fluctuating exchange rates, our hedging actions, and currency values; and

•	concerns over inflation, deflation, legislative and regulatory changes, government fiscal and monetary policy - including actions by the Federal Reserve, and investor and consumer confidence levels.
Any one or more of these factors may reduce trading activity, which could make our markets less attractive to market participants as a source of liquidity, which in turn could further discourage existing and potential market participants and thus accelerate a decline in the level of trading activity in these markets. A significant decline in our trading volumes could have a material adverse effect on our transaction-based revenues and the demand for our market data. Moreover, if these unfavorable conditions were to persist over a lengthy period of time and trading volumes were to decline substantially and for a long enough period, the critical mass of transaction volume necessary to support viable markets could be jeopardized. Because our cost structure is largely fixed, if demand for our current products and services decline for any reason, we may not be able to adjust our cost structure to counteract the associated decline in revenues, and our net income will decline.

The conditions in global financial markets and new laws and regulations as a result of such conditions may adversely affect our trading volumes and market liquidity.
A significant portion of our consolidated revenues are derived from fees for transactions executed and cleared in our markets and from the provision of electronic trade confirmation services. We derived 84%, 87% and 89% of our consolidated revenues from our transaction-based business for the years ended December 31, 2013, 2012 and 2011, respectively. On a pro forma basis, giving effect to our acquisition of NYSE Euronext as if it had occurred on January 1, 2011, we would have derived 60%, 60% and 63% of our consolidated revenues from our transaction-based business for the years ended December 31, 2013, 2012 and 2011, respectively. In particular, we derive a significant percentage of the consolidated revenues from our transaction-based business from trading in ICE Brent Crude futures and options contracts, North American natural gas futures and options contracts, and subsequent to our acquisition of NYSE Euronext, short term interest rates contracts, including the Euribor and Short Sterling futures and options contracts. Consequently, declines in trading volumes and market liquidity generally, or in our ICE Brent Crude, North American natural gas or short term interest rates futures and options contracts in particular, would adversely affect our business and profitability. The trading volumes in our markets could decline substantially if our market participants reduce their level of trading activity for any reason, including the factors referenced above that impact volatility, or other factors such as:

•	a reduction in the number of market participants that use our platform;

•	a reduction in trading demand by customers or a decision to curtail or cease hedging or speculative trading;

•	regulatory or legislative changes;

•	heightened capital maintenance requirements resulting from new regulation or mandated reductions in existing leverage;

•	defaults by clearing members that have deposits in our clearing houses or the inability of CDS protection sellers to pay out contractual obligations upon the occurrence of a credit event;

•	changes to our contract specifications that are not viewed favorably by our market participants; or

•	reduced access to capital required to fund trading activities.
A reduction in our overall trading volume could also render our markets less attractive to market participants as a source of liquidity, which could result in further loss of trading volume and associated transaction-based revenues. Further, a reduction in trading volumes would likely result in a corresponding decrease in the demand for our market data that would reduce our overall revenue.
Our businesses and those of many of our clients have been and continue to be subject to increased legislation and regulatory scrutiny, and we face the risk of changes to this regulatory environment and business in the future, which may reduce our trading and clearing volumes or increase our cost of doing business.
As an owner and operator of regulated exchanges and clearing houses for the global financial and commodity markets, we are and will continue to be subject to extensive regulation in jurisdictions around the world, and in particular in the United States and United Kingdom where the largest portions of our operations are conducted. We face the risk of significant intervention by regulatory and taxing authorities in all jurisdictions in which we conduct our businesses and hold investments. Among other things, as a result of regulators enforcing existing laws and regulations, we could be censured, fined, prohibited from engaging in some of our business activities, subjected to limitations or conditions on our business activities or subjected to new or substantially higher taxes or other governmental charges in connection with the conduct of our business or with respect to our employees. In many cases, our activities may be subject to overlapping and divergent regulation in different jurisdictions.
There is also the risk that new laws or regulations or changes in enforcement of existing laws or regulations applicable to our businesses or those of our clients, including access to our markets and capital, liquidity and margin requirements, could be imposed, which may adversely affect our ability to compete effectively with other institutions that are not affected in the same way or which may impact our clients’ overall trading volume through our exchanges and demand for our market data and other services. In addition, regulation imposed on financial institutions or market participants generally, such as the proposed proprietary trading restrictions for certain banking organizations in both the U.S. and Europe, could adversely impact levels of market activity and price volatility more broadly, and thus impact our businesses.
These developments could impact our profitability in the affected jurisdictions, or even make it uneconomical for us to continue to conduct all or certain of our businesses in such jurisdictions, or could cause us to incur significant costs associated with changing our business practices, restructuring our businesses, or moving all or certain of our businesses and our employees to other locations, including liquidating assets or raising capital in a manner that adversely increases our funding costs or otherwise adversely affects our stockholders and creditors. In addition, certain developments could increase our liability for performing our oversight requirements. For example, in August 2013, the Securities Industry and Financial Market Association, or SIFMA, asked the SEC to review the SRO structure of the securities markets and protections SROs have against liability in performing their oversight functions. In its letter, SIFMA stated that for-profit exchanges compete with the broker dealers they regulate, which SIFMA argues undercuts the regulatory authority of exchanges. The SEC has not announced any review of the SRO structure in response to SIFMA's request. The SEC has also indicated an intent to undertake a broad review of the equities market structure, the outcome of which we cannot predict.
U.S. and European legal and regulatory developments in response to the global financial crisis, in particular the U.S. Dodd-Frank Act, EMIR and MiFID II have significantly altered the regulatory framework within which we operate and may adversely affect our competitive position and profitability. Among the aspects of these recently enacted and proposed legal and regulatory changes most likely to affect our businesses are: MiFID II’s open access requirements, MiFID II’s benchmark access requirements, the CFTC’s proposed rules limiting aggregate positions for energy and agricultural products across exchanges in the spot month and across all months; commodity position limit rules in Europe, a proposal by the Federal Reserve to limit bank participation in the physical commodity business, and EMIR’s rule requiring clearing houses use a two day holding period in the calculation of initial margin. In addition, as the operator of a global business, the lack of harmonization in international financial reform efforts could impact our business as our clearing houses and exchanges are subject to regulation in multiple jurisdictions. Other enacted and proposed legal and regulatory changes not discussed above may also adversely affect our competitive position and profitability.
Please see “Item 1 - Business - Regulation” above for additional information regarding the current and proposed laws and regulations that impact our business, including risks to our business associated with these laws and regulations.
We face intense competition that could materially and adversely affect our business.
We face intense competition in all aspects of our business. We believe competition in our businesses is based on a number of important factors including, but not limited to, market liquidity, transparency, technology advancements, platform speed and reliability, regulatory differences, new and existing product offerings, pricing and risk management capabilities. Our competitors, both domestic and international, are numerous. We currently compete with:

•
regulated, diversified futures exchanges globally that offer trading in a variety of asset classes similar to those offered by us, such as energy, agriculture, equity and equity index, credit, and interest rate derivatives markets and foreign exchange;

•	exchanges offering listing and trading of cash equities, exchange-traded funds, closed-end funds and other structured products similar to those offered by us;

•	voice brokers active in the global commodities and credit markets;

•	existing and newly formed electronic trading platforms, service providers and other exchanges;

•	other clearing houses;

•	consortiums of our customers, members or market participants that may pool their trading activity to establish new exchanges, trading platforms or clearing facilities;

•	inter-dealer brokers; and

•	market data and information vendors.
Trends towards the globalization of capital markets have resulted in greater mobility of capital, greater international participation in markets and increased competition among markets in different geographical areas. Competition in the market for derivatives trading and clearing and in the market for cash equity listings, trading and execution have intensified as a result of consolidation, as the markets become more global in connection with the increase in electronic trading platforms and the desire by existing exchanges to diversify their product offerings. In our equities business, the recently announced proposed combination of BATS Global Markets, Inc. and Direct Edge, LLC may increase competitive pressures. Further, a regional exchange in an emerging market country, such as Brazil, India or China, or a producer country, could attract enough trading activity to compete with our benchmark products. Finally, many of our competitors are our largest customers or are owned by our customers and may prioritize their internalization and alternative trading system businesses ahead of their exchange-based market making business.
A decline in our fees due to competitive pressure, the inability to successfully launch new products or the loss of customers due to competition could lower our revenues, which would adversely affect our profitability. We cannot assure you that we will be able to continue to expand our product offerings, or that we will be able to retain our current customers or attract new customers. If we are not able to compete successfully our business could be materially impacted, including our ability to sustain as an operating entity.

In our listings business, the legal and regulatory environment in the United States, and the market perceptions about that environment, may make it difficult for our U.S. equity exchanges to compete with non-U.S. equity exchanges for listings. For example, negative perceptions regarding compliance costs associated with adherence to corporate governance requirements have and may continue to discourage future listings on U.S. equity exchanges by both U.S. and foreign private issuers. Any failure by our equity exchanges to successfully compete for any reason could adversely impact our revenue derived from listing fees and the associated trading, execution and market data fees.
We may fail to realize the anticipated cost savings, growth opportunities and synergies and other benefits anticipated from our acquisition of NYSE Euronext.
The success of our acquisition of NYSE Euronext will depend, in part, on our ability to realize anticipated cost savings, revenue synergies and growth opportunities. We expect to benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies. Specifically, we expect to achieve cost savings of approximately $500 million within the three years following the acquisition. We have set an aggressive timeline for realizing these cost savings resulting from the acquisition (with approximately 70% of these cost savings expected to be achieved at a run-rate level by the fourth quarter of 2014 and more than 90% synergy achievement by the end of 2015), which assumes we successfully separate NYSE Liffe from Euronext, divest portions of the NYSE Technologies business, integrate technology, eliminate redundancies and effect an organizational restructuring, all of which are subject to a variety of risks and certain of which are subject to regulatory approvals that we do not control. We also expect to achieve revenue synergies from the acquisition in our clearing business and the development of new products, although we may not be successful.
There is a risk, however, that we may not integrate NYSE Euronext in a manner that permits these costs savings and revenue synergies to be realized in the time currently expected, or at all. In addition, a variety of factors, including but not limited to regulatory conditions or delay, or requirements related to the Euronext IPO, currency fluctuations, and difficulty integrating technology platforms, may adversely affect our anticipated cost savings and synergies. Also, we must achieve the anticipated cost savings without adversely affecting our revenues. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected.
We may fail to realize the anticipated cost savings, growth opportunities and synergies and other benefits anticipated from mergers and acquisitions, strategic joint ventures or investments, which could adversely affect the value of our common stock.
The success of our mergers and acquisitions will depend, in part, on our ability to realize the anticipated expense synergies, integration success and growth opportunities, as well as revenue growth trends. In general, we expect to benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies. However, the process of integration may disrupt each company’s ongoing businesses, produce unforeseen regulatory and operating difficulties (including inconsistencies in standards, controls, procedures and policies that adversely affect relationships with market participants, regulators and others), require substantial resources and expenditures, and divert the attention of management from the ongoing operation of our business. As a result, we may not successfully achieve the integration objectives from any particular merger or acquisition, and we may not realize the anticipated cost savings, revenue growth and synergies in full or at all, or it may take longer to realize them than expected.
We may also not realize anticipated growth opportunities and other benefits from strategic investments or strategic joint ventures that we have entered into or may enter into in the future for a number of reasons, including regulatory or government approvals or changes, global market changes, contractual obligations, competing products and, in some instances, our lack of or limited control over the management of the business. Further, strategic initiatives that have historically been successful may not continue to be successful due to competitive threats, changing market conditions or the inability for the parties to extend the relationship into the future.
We may not be able to complete an IPO of Euronext.
We plan to separate the businesses of Euronext and Liffe, and to transition all of Liffe’s business to ICE’s exchanges, clearing houses and trading platform in order to establish Euronext as an independent business. We are currently pursuing an IPO of Euronext, which is expected in the second quarter of 2014. There are significant risks and uncertainties associated with the potential IPO of Euronext and the transition of Liffe’s business, including required regulatory approvals and requirements, and potential unforeseen uncertainties and delays. We may also be unable to sell the Euronext businesses at a desirable price, may not be able to complete the transaction on a desirable timeline or may incur higher than anticipated expenses related to the transaction. Whether or not the IPO of Euronext is successful, the process of accomplishing the transaction may result in increased general and administrative expenses and divert management’s time and attention from other business concerns. Realizing the benefits of the potential IPO of Euronext will depend in part on our ability to separate certain of Euronext’s businesses in an efficient and effective manner while maintaining adequate focus on its retained businesses.
In addition, separation of the Euronext businesses is subject to regulatory approval by the individual regulators of Euronext's businesses. Regulatory approval will be conditioned on the assumption by Euronext of certain undertakings to regulators and adoption of provisions in its constitutional documents satisfactory to regulators, as well as the assumption by us of undertakings in relation to our potential role as a large shareholder in Euronext following any IPO. Regulatory approval for a separation of the Euronext businesses may not be forthcoming or it may be granted subject to conditions that are not acceptable to us or that might make an IPO difficult to execute. Our inability to complete the IPO or our agreement to any regulatory commitments and constraints following an IPO may make it difficult for us to achieve adequate returns on our holding in Euronext, which could also negatively impact our credit ratings and our ability to reduce our debt.
We intend to continue offering new products and to explore acquisition opportunities and strategic alliances relating to other businesses, products or technologies, which will involve risks. We may not be successful in offering new products or identifying opportunities.
We intend to launch new products and continue to explore and pursue acquisition and other opportunities to strengthen our business and grow our company. We may spend substantial time and money developing new product offerings or improving current product offerings. If these product offerings are not successful, we may miss a potential market opportunity and not be able to offset the costs of such initiatives. We may also enter into business combination transactions, make acquisitions or enter into strategic partnerships, joint ventures or alliances, any of which may be material and will involve risks. Further, we may enter into or increase our presence in markets that already possess established competitors who may enjoy the protection of high barriers to entry. Attracting customers in certain countries may also be subject to a number of risks, including currency exchange rate risk, difficulties in enforcing agreements or collecting receivables, longer payment cycles, compliance with the laws or regulations of these countries, and political and regulatory uncertainties.
In addition, in light of consolidation in the exchange and clearing sector and competition for opportunities, we may be unable to identify strategic opportunities or we may be unable to negotiate or finance any future acquisition successfully. Our competitors could merge, making it more difficult for us to find appropriate entities to acquire or merge with and making it more difficult to compete in our industry due to the increased resources of our merged competitors. If we are required to raise capital by incurring additional debt or issuing additional equity for any reason in connection with a strategic acquisition or investment, we cannot assure you that any such financing will be available or that the terms of such financing or equity offering will be favorable to us.
Also, offering new products and pursuing acquisitions requires substantial time and attention of our management team, which could prevent them from successfully overseeing other initiatives. As a result of any future acquisition, we may issue additional shares of our common stock that dilute shareholders’ ownership interest in us, expend cash, incur debt, assume contingent liabilities, inherit existing or pending litigation or create additional expenses related to amortizing intangible assets with estimable useful lives, any of which could harm our business, financial condition or results of operations and negatively impact our stock price.
Owning clearing houses exposes us to risks, including the risk of defaults by clearing members clearing trades through our clearing houses, risks regarding investing the funds in the guaranty fund and held as security for original margin, and risks related to the cost of operating the clearing houses.
Operating clearing houses requires material ongoing expenditures and exposes us to various risks. There are risks inherent in operating a clearing house, including exposure to the market and counterparty risk of clearing members, defaults by clearing members and risks associated with investing collateral provided by clearing members to our clearing houses, which could subject our business to substantial losses. For example, clearing members have placed an aggregate amount of cash in ICE Clear Europe relating to margin requirements and funding the guaranty funds of $24.5 billion as of December 31, 2013 and a total of $42.2 billion for all of our clearing houses as of December 31, 2013. For ICE Clear Europe, these funds are swept and invested daily by JPMorgan Chase Bank N.A. and Citibank N.A. in accordance with our clearing house investment guidelines. ICE Clear Credit and ICE Clear U.S. currently self-manage the cash that their clearing members leave on deposit to satisfy their respective original margin and guaranty fund requirements. During the first and second quarters of 2014, both ICE Clear Credit and ICE Clear U.S. expect to transition to the use of external investment advisors for the investment activity associated with the clearing member cash deposits.
Our clearing houses have an obligation to return margin payments and guaranty fund contributions to clearing members once the relevant clearing member’s exposure to the clearing house no longer exists. If the number of large, well-capitalized banks that are clearing members decreases, the concentration of risks within our clearing houses will be spread among a smaller pool of clearing members, which makes it more difficult to absorb and manage risk in the event of a clearing member's default.
Although our clearing houses have policies and procedures to help ensure that clearing members can satisfy their obligations, such policies and procedures may not succeed in preventing losses after a counterparty’s default. In addition, the process for deriving margins and financial safeguards for our trading activity is complex, especially for CDS products, and although we believe that we have carefully analyzed the process for setting margins and our financial safeguards, there is no guarantee that our procedures will adequately protect us from the risks of clearing these products. We cannot assure you that these measures and safeguards will be sufficient to protect us from a default or that we will not be materially and adversely affected in the event of a significant default. We have contributed our own capital to the guaranty fund of the clearing houses that could be used in the event of a default where the defaulting clearing participant’s margins, the defaulting clearing participant’s guaranty fund contributions and non-defaulting clients net funds of the clearing participant are not sufficient to cover the default. Furthermore, the default of any one of the clearing members could subject our business to substantial losses and cause our customers to lose confidence in the guarantee of our clearing houses.
Our clearing houses hold substantial amounts of funds and sovereign and government guaranteed agency debt securities as collateral for original margin and guaranty fund deposits. A decline in the value of these securities or default by a sovereign government could subject our clearing houses to additional risks of default by their clearing members or the value of the sovereign treasury securities held by our clearing houses may be insufficient.
Our clearing houses hold a substantial amount of client assets as collateral, which comprise U.S. and other sovereign treasury securities. As of December 31, 2013, our clearing houses held $25.9 billion of non-cash collateral: $15.9 billion of this amount was comprised of U.S. Treasury securities, $2.2 billion was comprised of German Treasury securities, $1.3 billion was comprised of French Treasury securities, $1.0 billion was comprised of U.K. Treasury securities and $4.0 billion was comprised of other European and Canadian Treasury securities. Sovereign treasury securities have historically been viewed as one of the safest securities for clearing houses to hold due to the perceived credit worthiness of major governments, but the markets for such treasury securities have experienced significant volatility recently. Our clearing houses apply a discount or "haircut" to the market values for all sovereign securities held as collateral. The markets for such treasury securities have experienced significant volatility recently related to on-going financial challenges in some of the major European countries and leading up to the U.S. government’s negotiations regarding tax increases, spending cuts and raising the debt ceiling, which is the maximum amount of debt that the U.S. government can legally incur. In addition, if there is a collapse of the euro, our clearing houses would face significant expenses in changing their systems and such an event could cause a credit contraction and major swings in asset prices and exchange rates.
Notwithstanding the current intraday margin and valuation checks conducted by our clearing houses, our clearing houses will need to continue to monitor the volatility and value of U.S. and other sovereign treasury securities because if the value of these treasury securities declines significantly, our clearing houses will need to collect additional collateral from their clearing members, which may be difficult for the clearing members to supply in the event of a time of financial stress affected by an actual or threatened default by a sovereign government. In addition, our clearing houses may be required to impose a more significant discount on the value of sovereign treasury securities posted as collateral if there is uncertainty regarding the future value of these securities, which would trigger the need for additional collateral contributions by the clearing members. If a clearing member cannot supply the additional collateral, which may include cash deposits in a currency acceptable to the clearing house, the clearing house would deem the clearing member in default. If any clearing members default as a result of the reduction in value of their collateral, our clearing houses and trading business could suffer substantial losses as a result of the loss of our own capital that has been contributed to the clearing house’s guaranty fund, a reduction in the volume of cleared transactions and a loss of confidence by clearing members in the guaranty of the clearing houses.
Further, our clearing houses invest large sums of money through reverse repo transactions in connection with their clearing operations and may hold sovereign securities as security in connection with such investment transactions. Our clearing houses may make time deposits with banks that are secured only to the value of FDIC insurance and therefore, if the U.S. government defaults on its debt obligations, our deposits may in significant part be lost in the event one of these banks becomes insolvent. Our clearing houses that utilize time deposits currently manage such exposure by limiting the counterparties with which time deposits are made and the value of such loans. However, such limits may not be feasible in the event of a significant shortfall in available security for loans as a result of a potential default by the U.S. government. In such event our clearing houses may make time deposits with lesser credit worthy counterparties or increase the loan size limit for existing counterparties, which leads to more risks with respect to the funds held by the clearing houses and could lead to substantial losses.
Owning and operating exchanges exposes us to risks, including the regulatory responsibilities these businesses must conduct under applicable law.

In addition to the risks we had operating various derivatives exchanges prior to our acquisition of NYSE Euronext, we now own and operate equity exchanges, which exposes us to additional risks. Revenues from our equity exchanges are primarily derived from listing fees, trading activity and demand for related market data. Adverse economic conditions and regulatory changes similar to those discussed above could result in decreased trading volume, discourage market participants from listing on our equity exchanges or cause market participants to reduce the size of new offerings listed on our equity exchanges. Any of these could reduce our revenues, including the market data revenue we generate from providing market data, which is determined based on trading volume, and from listing fees.
In addition, our exchanges are operated as for-profit businesses but under applicable law have certain regulatory responsibilities that must be fulfilled. Any failure by one of our exchanges with self-regulatory responsibility to diligently and fairly regulate its member organizations, ensure market compliance or to otherwise fulfill its regulatory obligations could significantly harm our reputation, prompt regulatory scrutiny and adversely affect our business, financial condition and operating results. In particular, NYSE Regulation, our wholly owned not-for-profit indirect subsidiary, oversees FINRA's performance of market surveillance of our SEC-regulated U.S. exchanges and related enforcement activities, enforces listed company compliance with applicable standards, oversees regulatory policy determinations, rule interpretation and regulation-related rule development, and conducts limited real-time trading reviews. We must allocate significant resources to fulfill our self-regulatory responsibilities and to FINRA to perform these functions, which limits our ability to reduce our expense structure. The for-profit entity's goal of maximizing stockholder value might contradict the exchange’s responsibilities as a regulator of its members, users and listed companies. Conflicts also arise when a company lists its securities on an exchange that it owns. The listing of our common stock on the NYSE could potentially create a conflict between the exchange’s regulatory responsibilities to vigorously oversee the listing and trading of securities, on the one hand, and our commercial and economic interest, on the other hand. While we have structural protections to minimize these potential conflicts, we cannot be sure that such measures will be successful.
Our compliance and risk management methods might not be effective and may result in outcomes that could adversely affect our reputation, financial condition and operating results.
Our ability to comply with applicable complex and changing laws and rules is largely dependent on our establishment and maintenance of compliance, audit and reporting systems, as well as our ability to attract and retain qualified compliance and other risk management personnel. While we have policies and procedures to identify, monitor and manage our risks, we cannot assure you that our policies and procedures will always be effective or that we will always be successful in monitoring or evaluating the risks to which we are or may be exposed. Regulators periodically review our exchanges’ ability to self-regulate and our compliance with a variety of laws and self-regulatory standards. In particular, certain of our businesses acquired in the NYSE Euronext acquisition are subject to public notice procedures prior to making changes in operations, policies and procedures. If we fail to comply with any of these obligations, regulators could take a variety of actions that could impair our ability to conduct our business.
In addition, our regulators have broad enforcement powers to censure, fine, issue cease-and-desist orders or prohibit us from engaging in some of our businesses. We face the risk of significant intervention by regulatory authorities, including extensive examination and surveillance activity. In the case of non-compliance or alleged non-compliance with applicable laws or regulations, we could be subject to investigations and proceedings that may result in substantial penalties or civil lawsuits, including by customers, for damages which can be significant. Any of these outcomes would adversely affect our reputation, financial condition and operating results. In extreme cases, these outcomes could adversely affect our ability to continue to conduct our business.
The ability of our exchanges to comply with all applicable laws and rules as a self-regulatory organization is largely dependent on our maintenance of compliance, surveillance, audit and reporting systems. We cannot assure you that these systems and procedures are fully effective. Failure to comply with current or future regulatory requirements could subject us to significant penalties, including termination of our ability to conduct our regulated businesses. Further, the implementation of new legislation or regulations, or changes in or unfavorable interpretations of existing regulations by courts or regulatory bodies, could require us to incur significant compliance costs and impede our ability to operate, expand and enhance our electronic platform as necessary to remain competitive and grow our business, which could materially and adversely affect our business, financial condition and results of operations.
We may be required to recognize impairments of our goodwill, other intangible assets or investments, which could adversely affect our results of operations or financial condition.
Under accounting principles generally accepted in the United States, the determination of the value of goodwill and other intangible assets with respect to our acquisitions and other investments requires management to make estimates and assumptions that affect our consolidated financial statements. As of December 31, 2013, we had goodwill of $9.5 billion and net other intangible assets of $9.4 billion relating to our acquisitions (including our acquisition of NYSE Euronext), our purchase of trademarks and Internet domain names from various third parties, and the Russell licensing agreement. We also have $324 million in long-term investments relating to our equity security investment in Cetip S.A., or Cetip. We recorded a $190 million impairment loss on our investment in Cetip during the year ended December 31, 2013 primarily due to the devaluation of the Brazilian real, associated with Cetip, since the investment in July 2011. For additional information on the Cetip impairment, refer to note 5 to our consolidated financial statements and related notes which are included elsewhere in this Annual Report on Form 10-K. We assess goodwill, other intangible assets and other investments and assets for impairment by applying a fair-value based test looking at historical performance, capital requirements and projected cash flows on an annual basis or more frequently if indicators of impairment arise.
We cannot assure you that we will not experience future events that may result in asset impairments. An impairment of the value of our existing goodwill, other intangible assets and other investments and assets could have a significant negative impact on our future operating results. For additional information on our goodwill, other intangible assets and short-term investments, refer to notes 5 and 7 to our consolidated financial statements and related notes and “Critical Accounting Policies - Goodwill and Other Identifiable Intangible Assets” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Annual Report on Form 10-K.
If we are unable to keep up with rapid changes in technology and participant preferences, we may not be able to compete effectively.
To remain competitive, we must continue to enhance and improve the responsiveness, functionality, accessibility and reliability of our electronic platforms and our proprietary technology. The financial services industry is characterized by rapid technological change, change in use patterns, change in client preferences, frequent product and service introductions and the emergence of new industry standards and practices. These changes could render our existing proprietary technology uncompetitive or obsolete. Our ability to pursue our strategic objectives, including increasing trading volumes on our trading platforms, as well as our ability to continue to grow our business, will depend, in part, on our ability to:

•	enhance our existing services and maintain and improve the functionality, speed and reliability of our electronic platform, in particular, reducing network downtime or disruptions;

•	develop or license new technologies that address the increasingly sophisticated and varied needs of our participants;

•	increase trading and clearing system functionality to support future growth;

•	continue to build on technology provided to customers and maintain or grow the use of WebICE by our customers;

•	anticipate and respond to technological advances, customer demands and emerging industry practices on a cost-effective and timely basis; and

•
continue to attract and retain highly skilled technology staff to maintain and develop our existing technology and to adapt to and manage emerging technologies while attempting to keep our employee headcount low.

We cannot assure you that we will successfully implement new technologies or adapt our proprietary technology to our participants’ requirements or emerging industry standards in a timely and cost-effective manner. Any failure to remain abreast of industry standards in technology and to be responsive to participant preferences could cause our market share to decline and negatively impact our revenues.
Our business may be harmed by computer and communications systems failures and delays.
We support and maintain many of the systems that comprise our electronic platforms. Our failure to monitor or maintain these systems, or to find replacements for defective components within a system in a timely and cost-effective manner when necessary, could have a material adverse effect on our ability to conduct our business. Although we fully replicate our primary data center, our redundant systems or disaster recovery plans may prove to be inadequate in the event of a systems failure or cyber-security breach. Our systems, or those of our third party providers, may fail or be shut down or, due to capacity constraints, may operate slowly, causing one or more of the following:

•	unanticipated disruption in service to our participants;

•	slower response time and delays in our participants’ trade execution and processing;

•	failed settlement by participants to whom we provide trade confirmation or clearing services;

•	incomplete or inaccurate accounting, recording or processing of trades;

•	failure to complete the clearing house margin settlement process resulting in significant financial risk;

•	our distribution of inaccurate or untimely market data to participants who rely on this data in their trading activity; and

•	financial loss.

We could experience system failures due to power or telecommunications failures, human error on our part or on the part of our vendors or participants, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, intentional acts of vandalism or terrorism and similar events. If any one or more of these situations were to arise, they could result in damage to our business reputation, participant dissatisfaction with our electronic platform, prompting participants to trade elsewhere, or exposure to litigation or regulatory sanctions. As a consequence, our business, financial condition and results of operations could suffer materially.
Our regulated business operations generally require that our trade execution and communications systems be able to handle anticipated present and future peak trading volume. Heavy use of computer systems during peak trading times or at times of unusual market volatility could cause those systems to operate slowly or even to fail for periods of time. However, we cannot assure you that our estimates of future trading volume will be accurate or that our systems will always be able to accommodate actual trading volume without failure or degradation of performance.
Although many of our systems are designed to accommodate additional volume and products and services without redesign or replacement, we will need to continue to make significant investments in additional hardware and software and telecommunications infrastructure to accommodate the increases in volume of order and trading transaction traffic and to provide processing and clearing services to third parties. If we cannot increase the capacity and capabilities of our systems to accommodate an increasing volume of transactions and to execute our business strategy, our ability to maintain or expand our businesses would be adversely affected.
Our systems and those of our third party service providers may be vulnerable to security risks, hacking and cyber attacks, especially in light of our role in the global financial marketplace, which could result in wrongful use of our information, or which could make our participants reluctant to use our electronic platform.
We regard the secure transmission of confidential information and the ability to continuously transact and clear on our electronic platforms as critical elements of our operations. Our networks and those of our participants, our third party service providers and external market infrastructures, may, however, be vulnerable to unauthorized access, fraud, computer viruses, human error, denial of service attacks, terrorism, firewall or encryption failures and other security problems. Recently, the financial services industry has been targeted for purposes of fraud, political protest and activism. Further, former employees of certain companies in the financial sector have misappropriated trade secrets or stolen source code in the past, and we could be a target for such illegal acts in the future. There also may be system or network disruptions if new or upgraded systems are defective or not tested and installed properly.
For example, phishing and hacking incidents in Europe as reported in the press have resulted in unauthorized transfers of certain affected European Union emissions allowances, or EUAs, from accounts in various European registries, none of which were operated by us. The affected EUAs have been transferred between registry accounts and eventually some affected EUAs were delivered by clearing members to the clearing house’s registered accounts in the United Kingdom pursuant to delivery obligations under relevant ICE Futures Europe contracts. Further, some affected EUAs were delivered to ICE Clear Europe’s registered accounts in the United Kingdom as collateral. We are also aware of litigation between some market participants in connection with these stolen certificates and it is possible that we could be joined to such litigation in the future.
Although we have not been the victim of cyber attacks or other cyber incidents that have had a material impact on our operations or financial condition, we have from time to time experienced cyber security breaches such as distributed denial of service attacks, computer malware, phishing attempts and other information technology violations that are typical for a company of our size that operates in the global financial marketplace. As part of our overall risk management program, we operate an internal Information Security Incident Management program that is designed to detect and mitigate cyber incidents and that has detected and mitigated such incidents in the past. Although we intend to implement additional industry standard security measures in the future to the extent necessary to maintain the effectiveness of our Information Security program, we cannot assure you that these measures will be sufficient to protect our business against attacks, losses or reduced trading volume in our markets as a result of any security breach, hacking or cyber attack. Any such attacks could result in reputational damage, could cause system failures or delays that could cause us to lose customers, could cause us to experience lower current and future trading volumes or incur significant liabilities or could have a negative impact on our competitive position. Additionally, current and future security measures may involve significant expenses to purchase and maintain, which could adversely impact our net income.

Systems failures elsewhere in the securities trading industry could also negatively impact us.
Several high-profile systems failures occurred recently in the U.S. securities trading industry, renewing concerns among regulators and investors about the safety and resiliency of securities trading platforms. It is possible that securities regulators could impose new requirements for securities trading platforms that would be costly for us to implement, or that could result in a decrease in demand for some of our services. In particular, the SEC's proposed Regulation Systems Compliance and Integrity, or Regulation SCI, would subject portions of our securities trading platforms and other technological systems to more extensive regulation and oversight. Ensuring our compliance with the requirements of Regulation SCI for this portion of our platforms and systems could require significant implementation costs as well as increased ongoing administrative expenses and burdens. If systems failures in the industry continue to occur, it is also possible that investor confidence in the securities trading industry could diminish, leading to decreased trading volume and revenue. Whether or not any of our own systems experience material failures, any of these developments could adversely affect our business, financial condition and operating results.
Damage to our reputation resulting from our administration of LIBOR could adversely affect our business.
Our subsidiary, ICE Benchmark Administration Limited, or IBAL, is the new administrator for LIBOR. IBAL's administration of LIBOR is the result of the recent Libor scandal, which was a series of fraudulent actions taken by banks that were falsely inflating or deflating their rates so as to profit from trades, or to give the impression that their trades were more creditworthy than they were. Any failures or negative publicity resulting from the transition of administration from the British Bankers' Association to IBAL, or our administration following completion of the transition, could result in a further loss of confidence in the administration of LIBOR and could harm our reputation. Damage to our reputation could cause some market participants to reduce their trading volume on our exchanges or to cease using some or all of our other services. Any of these events could adversely affect our business, financial condition and operating results.
Fluctuations in foreign currency exchange rates may adversely affect our financial results.
Since we conduct operations in several different countries, including the United States, several European countries and Canada, substantial portions of our revenues, expenses, assets and liabilities are denominated in U.S. dollars, pounds sterling, euros and Canadian dollars. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against the other currencies will affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies.
Although we have entered into hedging transactions and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure, these hedging arrangements may not be effective, particularly in the event of imprecise forecasts of the levels of our non-U.S. denominated assets and liabilities. Accordingly, if there are adverse movements in exchange rates, we may suffer significant losses, which would adversely affect our operating results and financial condition.
Our investment in, or acquisition of, businesses outside of the United States, and developing markets in particular, could subject us to a variety of investment risks.
We have investments outside of the United States, including in countries with developing markets for commodities trading. In particular, we own approximately 12% of the common stock of Cetip, we have a partnership in BRIX, which is a Brazilian marketplace for trading electric power, and in February 2014, we completed the acquisition of the SMX, an exchange operator for commodity trading in Asia. The ability of companies we invest in or acquire to maintain or expand their businesses may be subject to many risks to which we are not otherwise subject, including market risks related to sufficient demand to support the expansion of their business, local legal and regulatory risks and political risks such as nationalization, expropriation and outbreak of hostilities or war. This is particularly true for any investments we make in companies operating in developing markets, which may be subject to greater fluctuations in trading volumes and other revenue sources as the markets for their products are not sufficiently established. There is no guarantee that our investments will be successful or that we will be able to sell our investments or acquisitions at prices and terms favorable to us. Further, a decrease in value of the currencies where we have investments or acquired businesses would decrease the value of our investments or acquired businesses in these foreign jurisdictions and would have a negative impact on our financial statements.
Loss of our exclusive licenses to list certain index options could adversely affect our business.
We hold exclusive licenses to list various index futures and contracts, including Russell’s Index and DTCC GCF Repo Index® futures. The owners of these indices may not renew the licenses with us on an exclusive basis or at all, and the terms of some of these licenses, including our licensing agreement with Russell, require that we achieve certain volume levels to maintain exclusivity. Additionally, litigation or regulatory action, like MiFID II, may limit the right of owners to grant exclusive licenses for index futures and contracts trading to a single exchange, and our competitors may succeed in providing economically similar products in a manner or jurisdiction not otherwise covered by our exclusive license. As previously discussed, MiFID II introduced a harmonized approach to the licensing of services relating to commodity derivatives across Europe and the legislation requires open access to any benchmarks (a benchmark is an index or other measure used to determine the value of a financial instrument, for example, LIBOR or the S&P 500) used in Europe. The final scope of the requirement is expected to be decided over the next year. If unlicensed trading of any index product where we hold an exclusive license were permitted, we could lose trading volume for these products which would adversely affect our revenues associated with the license and the related index products.
Owning and operating voice broker businesses exposes us to additional risk, and these businesses are largely dependent on their broker-dealer clients.
Our voice broker business is primarily transaction-based, and it provides brokerage services to clients primarily in the form of agency transactions, although it also engages in a limited number of matched principal transactions. In agency transactions, customers pay transaction fees for trade execution services in which we connect buyers and sellers who settle their transactions directly. In matched principal transactions (also known as “risk-less principal” transactions), we agree to buy instruments from one customer and sell them to another customer. The amount of the fee generally depends on the spread between the buy and sell price of the security that is brokered. The majority of transactions by Creditex and Creditex Brokerage, which are the subsidiaries that engage in our voice broker business, are agency transactions, and the matched principal transactions accounted for approximately 9% of the total transactions for Creditex and Creditex Brokerage for the year ended December 31, 2013. With respect to matched principal transactions, a counterparty to a matched principal transaction may fail to fulfill its obligations, or Creditex or Creditex Brokerage may face liability for an unmatched trade. Declines in trading volumes in credit derivatives would adversely affect the revenues we derive from Creditex. We also face the risk of not being able to collect transaction or processing fees charged to customers for brokerage services and processing services we provide.
A failure to protect our intellectual property rights, or allegations that we have infringed the intellectual property rights of others, could adversely affect our business.
Our business is dependent on proprietary technology and other intellectual property that we own or license from third parties, including trademarks, service marks, trade names, trade secrets copyrights and patents. We cannot assure you that the steps that we have taken or will take in the future will prevent misappropriation of our proprietary technology or intellectual property. Additionally, we may be unable to detect the misappropriation or unauthorized use of our proprietary technology and intellectual property. Our failure to protect our proprietary technology and intellectual property adequately could harm our reputation and affect our ability to compete effectively. Further, we may need to resort to litigation to enforce our intellectual property rights, which may require significant financial and managerial resources. As a result, we may choose not to enforce our infringed intellectual property rights, depending on our strategic evaluation and judgment regarding the best use of our resources, the relative strength of our intellectual property portfolio and the recourse available to us.
In addition, our competitors, as well as other companies and individuals, may have obtained, and may be expected to obtain in the future, patent rights related to the types of products and services we offer or plan to offer. We cannot assure you that we are or will be aware of all patents that may pose a risk of infringement by our products and services. As a result, we may face allegations that we have infringed the intellectual property rights of third parties which may be costly for us to defend against. If one or more of our products or services is found to infringe patents held by others, we may be required to stop developing or marketing the products or services, obtain licenses to develop and market the products or services from the holders of the patents or redesign the products or services in such a way as to avoid infringing the patents. We also could be required to pay damages if we were found to infringe patents held by others, which could materially adversely affect our business, financial condition and operating results. We cannot assess the extent to which we may be required in the future to obtain licenses with respect to patents held by others, whether such licenses would be available or, if available, whether we would be able to obtain such licenses on commercially reasonable terms. If we were unable to obtain such licenses, we may not be able to redesign our products or services at a reasonable cost to avoid infringement, which could materially adversely affect our business, financial condition and operating results.
We rely on third party providers and other suppliers for a number of services that are important to our business. An interruption or cessation of an important service or supply by any third party could have a material adverse effect on our business.
We depend on a number of suppliers, such as online service providers, hosting service and software providers, data processors, software and hardware vendors, banks, local and regional utility providers, and telecommunications companies, for elements of our trading, clearing and other systems. We rely on access to certain data used in our business through licenses with third parties, and we rely on a large international telecommunications company for the provision of hosting services. The general trend toward industry consolidation may increase the risk that these services may not be available to us in the future. If these companies were to discontinue providing services to us for any reason or fail to provide the type of service agreed to, we would likely experience significant disruption to our business and may be subject to litigation by our clients or increased regulatory scrutiny or regulatory fines.
Many of our clients also rely on third parties, such as online service providers, software providers, software and hardware vendors, local and regional utility providers, and telecommunications companies, to provide them with systems necessary to access our trading platform. If these companies were to discontinue providing services to our clients for any reason, we may experience a loss of revenue associated with our clients’ inability to transact with our businesses.
We are subject to significant litigation and liability risks.
Many aspects of our business, and the businesses of our participants, involve substantial risks of liability. These risks include, among others, potential liability from disputes over terms of a trade and the claim that a system failure or delay caused monetary loss to a participant or that an unauthorized trade occurred. For example, dissatisfied market participants that have traded on our electronic platform or those on whose behalf such participants have traded, may make claims regarding the quality of trade execution, or allege improperly confirmed or settled trades, abusive trading practices, security and confidentiality breaches, mismanagement or even fraud against us or our participants. In addition, because of the ease and speed with which sizable trades can be executed on our electronic platform, participants can lose substantial amounts by inadvertently entering trade orders or by entering them inaccurately. A large number of significant error trades could result in participant dissatisfaction and a decline in participant willingness to trade in our electronic markets. In addition, we are subject to various legal disputes, some of which we are involved in due to acquisition activity. We could incur significant expenses defending claims, even those without merit, which could adversely affect our financing condition and operating results. An adverse resolution of any lawsuit or claim against us may require us to pay substantial damages or impose restrictions on how we conduct business, either of which could adversely affect our business, financial condition and operating results.
We may be at greater risk from terrorism than other companies.
Given our prominence in the global securities industry and the location of many of our properties and personnel in U.S. and European financial centers, including lower Manhattan, we may be more likely than other companies to be a direct target of, or an indirect casualty of, attacks by terrorists or terrorist organizations, or other extremist organizations that employ threatening or harassing means to achieve their social or political objectives.
It is impossible to predict the likelihood or impact of any terrorist attack on the securities industry generally or on our business. In the event of an attack or a threat of an attack, our security measures and contingency plans may be inadequate to prevent significant disruptions in our business, technology or access to the infrastructure necessary to maintain our business. Damage to our facilities due to terrorist attacks may be significantly in excess of insurance coverage, and we may not be able to insure against some damage at a reasonable price or at all. The threat of terrorist attacks may also negatively affect our ability to attract and retain employees. In addition, terrorist attacks may cause instability or decreased trading in the securities markets, including trading on exchanges. Any of these events could adversely affect our business, financial condition and operating results.
We currently have a substantial amount of outstanding indebtedness on a consolidated basis which could restrict our ability to engage in additional transactions or incur additional indebtedness.
Following our acquisition of NYSE Euronext, we have a significant amount of indebtedness outstanding on a consolidated basis. As of December 31, 2013, we had $5.1 billion of outstanding debt. This substantial level of indebtedness could have important consequences to our business, including making it more difficult to satisfy our debt obligations, increasing our vulnerability to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and restricting us from pursuing certain business opportunities. We have publicly announced our intention to reduce our indebtedness on a consolidated basis in the near term. As we use our available resources to reduce and refinance our consolidated debt, our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and our ability to pursue future business opportunities may be further restrained. In addition, the terms of our debt facilities contain affirmative and negative covenants, including leverage and interest coverage ratios, as well as limitations or required notices or approvals for acquisitions, dispositions of assets and certain investment in subsidiaries, the incurrence of additional debt or the creation of liens and other matters.
Our long-term debt is currently rated by Moody’s Investor Services and Standard & Poor’s. These ratings agencies regularly evaluate us and our credit ratings based on a number of quantitative and qualitative factors, including our financial strength and conditions affecting the financial services industry generally. Our credit ratings remain subject to change at any time, and it is possible that a ratings agency may take action to downgrade us in the future. In particular, our inability to effectively reduce our debt on a consolidated basis and within the time period communicated to our ratings agencies and the markets generally may result in a downgrade of our credit ratings, and our ability to reduce our debt as expected may be impaired if we are unable to recognize part or all of the anticipated expense synergies from our acquisition of NYSE Euronext, including the successful completion of Euronext’s initial public offering in a timely manner. In addition, a significant decrease in our credit rating could impact the regulatory status of our clearing houses and make parties less willing to do business with our clearing houses and our exchanges that clear products through our clearing houses. Any downgrade in our credit ratings could negatively impact our ability to access the capital markets, increase the cost of any future debt funding we may obtain and violate certain undertakings and commitments with the Euronext College of Regulators.
An “extraterritorial” change of law may adversely affect our business and, under certain special arrangements, our rights to control a substantial portion of our assets.
We own both U.S. and European exchanges and trading platforms. Although we do not anticipate that there will be a material adverse application of European laws to our U.S. exchanges and platforms, or a material adverse application of U.S. laws to our European exchanges and platforms, the possibility of such an occurrence cannot be ruled out entirely. If this were to occur, and we were not able to effectively mitigate the effects of such “extraterritorial” application, our affected exchanges and platforms could experience a reduction in trading or in the number of listed companies or business from other market participants, or our business could otherwise be adversely affected.
In addition, certain special arrangements consisting of two standby structures, one involving a Dutch foundation and one involving a Delaware trust, exist in relation to our U.S. equity exchanges and our European equity exchanges. The Dutch foundation is empowered to take actions to mitigate the adverse effects of any potential changes in U.S. law that have certain extraterritorial effects on our European regulated markets and the Delaware trust is empowered to take actions to ameliorate the adverse effects of any potential changes in European law that have certain extraterritorial material effects on our U.S. equity exchanges. These actions include the exercise by the foundation or the trust of potentially significant control over the applicable European regulated markets or the U.S. exchanges, as the case may be. Although the Dutch foundation and the Delaware trust are required to act in our best interests, subject to certain exceptions, and any remedies may be implemented only for so long as the effects of the material adverse application of law persist, we may, as a result of the exercise of such rights, be required to transfer control over a substantial portion of the Euronext business or the applicable U.S. exchanges to the direction of the trust or the foundation. Any such transfer of control could adversely affect our ability to implement our business strategy, including our strategy for the Euronext business, and our ability to operate on an integrated and global basis, which could adversely affect our business, financial condition and operating results.
We are a holding company and depend on our subsidiaries for dividends, distributions and other payments.
We are a legal entity separate and distinct from our operating subsidiaries. Our principal source of cash flow, including cash flow to pay dividends to our stockholders and principal and interest on our outstanding debt, is dividends from our subsidiaries. There are statutory and regulatory limitations on the payment of dividends by certain of our subsidiaries to us. If our subsidiaries are unable to make dividend payments to us and sufficient cash or liquidity is not otherwise available, we may not be able to make dividend payments to our stockholders or principal and interest payments on our outstanding debt. Further, we have guaranteed the payment of certain obligations by our subsidiaries IntercontinentalExchange, Inc. and NYSE Euronext Holdings, LLC. These guarantees may require us to provide substantial funds or assets to creditors of our subsidiaries at a time when we are in need of liquidity to fund our own obligations and may affect our ability to make dividend payments to our stockholders or principal and interest payments on our outstanding debt.
Provisions of our organizational documents and Delaware law may delay or deter a change of control of ICE Group.
Our organizational documents contain provisions that may have the effect of discouraging, delaying or preventing a change of control of, or unsolicited acquisition proposals for, ICE Group. These provisions make a change of control less likely, which may be contrary to the desires of certain of our stockholders. Many of these provisions are required by relevant regulators in connection with our ownership and operation of U.S. and European equity exchanges. For example, our organizational documents include provisions that generally restrict any person (either alone or together with its related persons) from (i) voting or causing the voting of shares of stock representing more than 10% of our outstanding voting capital stock (including as a result of any agreement by any other persons not to vote shares of stock) or (ii) beneficially owning shares of stock representing more than 20% of the outstanding shares of any class or series of our capital stock. Further, our organizational documents generally limit the ability of stockholders to call special stockholders’ meetings or act by written consent, and generally authorize our board of directors, without stockholder approval, to issue and fix the rights and preferences of one or more series of preferred stock. In addition, provisions of Delaware law may have a similar effect, such as provisions limiting the ability of certain interested stockholders, as defined under Delaware law, from causing the merger or acquisition of a corporation against the wishes of the board of directors.
 ITEM 1 (B).    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
The net book value of our property was $891 million as of December 31, 2013. Our intellectual property is described under the heading “Technology” in Item 1 - Business. In addition to our intellectual property, our other primary assets include buildings, computer equipment, software, internally developed software and corporate aircraft. We own an array of computers and related equipment.
Our principal executive offices are located in Atlanta, Georgia and New York, New York. We currently occupy 92,000 square feet of office space in Atlanta under a lease that expires in November 2014. In July 2013, we purchased a building in Atlanta with 270,000 square feet of office space to serve as our new Atlanta headquarters and we plan to relocate all Atlanta employees to the new building by November 2014. Our New York headquarters are located at 11 Wall Street, and we also have principal offices in Paris, France and in Amsterdam, the Netherlands. In total, we maintain 2.8 million square feet in offices throughout the United States, Europe, Asia and Canada. Our principal offices consist of the properties described below.

Location	Owned/Leased	Lease Expiration	Approximate Size
2100 RiverEdge Parkway NW Atlanta, Georgia	Leased	2014	92,000 sq. ft.
5660 New Northside Drive Atlanta, Georgia	Owned	N/A	270,000 sq. ft.
11 Wall Street New York, New York	Owned	N/A	370,000 sq. ft.
20 Broad Street New York, New York	Leased	2016	381,000 sq. ft.
55 East 52nd Street New York, New York	Leased	2028	93,000 sq. ft.
Mahwah, New Jersey	Leased	2029	395,000 sq. ft.
353 North Clark Street Chicago, Illinois	Leased	2027	57,000 sq. ft.
Basildon, United Kingdom	Owned	N/A	315,000 sq. ft.
1 Cousin Lane London, United Kingdom	Leased	2022	91,000 sq. ft.
24 Adelaide Street Belfast, United Kingdom	Leased	2019	57,000 sq. ft.
Milton Gate London, United Kingdom	Leased	2016	21,000 sq. ft.
39 Rue Cambon Paris, France	Leased	2015	145,000 sq. ft.
5 Beursplein Amsterdam, the Netherlands	Owned	N/A	125,000 sq. ft.	(1)
196 Avenida da Liberdade Lisbon, Portugal	Leased	2015	13,000 sq. ft.
1 Place de la Bourse/Beursplein Brussels, Belgium	Leased	2021	13,000 sq. ft.
(1)	Does not include approximately 30,000 sq. ft. sublet to third parties with varying expiration dates within the next two to five years.
In addition to the above, we currently lease an aggregate of 399,000 square feet of administrative, sales and disaster preparedness facilities in Amsterdam, Calgary, Chicago, Houston, London, New York, Northern Ireland, San Francisco, Singapore,

Stamford, Washington, D.C. and Winnipeg. We believe that our facilities are adequate for our current operations and that we will be able to obtain additional space as and when it is needed.

ITEM 3.    LEGAL PROCEEDINGS
We are subject to legal proceedings and claims that arise in the ordinary course of business. However, we do not believe that the resolution of these matters will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any new developments relating to the legal proceedings and claims.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Approximate Number of Holders of Common Stock
As of February 12, 2014, there were approximately 525 holders of record of our common stock.
Dividends
The declaration of dividends is subject to the discretion of our board of directors, and may be affected by various factors, including our future earnings, financial condition, capital requirements, levels of indebtedness, credit ratings and other considerations our board of directors deem relevant. We have historically not paid dividends on our common stock. Following the acquisition of NYSE Euronext, our board of directors has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be determined quarterly by the board or audit committee of the board of directors taking into account such factors as our evolving business model, prevailing business conditions and our financial results and capital requirements, without a predetermined annual net income payout ratio. During the fourth quarter of 2013, we paid a quarterly dividend of $0.65 per share of our common stock for an aggregate payout of $75 million.
As a holding company, we have no operations and rely upon dividends from our subsidiaries in order to provide liquidity necessary to service our debt obligations and make dividend payments to our shareholders. We and our subsidiaries are all required to comply with legal and regulatory restrictions, including restrictions contained in applicable general corporate laws, regarding the declaration and payment of dividends. These laws may limit our or our subsidiaries’ ability to declare and pay dividends from time to time.
None of the indentures governing our and our subsidiaries’ outstanding indebtedness contain specific covenants restricting our ability, or the ability of our subsidiaries, to pay dividends absent a default on such indebtedness. Our senior unsecured credit facilities in the aggregate amount of $2.6 billion, or the Credit Facilities, and our $600 million 364 day senior unsecured revolving credit facility, or the 364 Day Facility, however, limit our ability to declare and make dividend payments, and other distributions of our cash, property or assets, if a default under the applicable facility has occurred and is continuing, or would occur as a result of our declaration and payment of any dividend or other distribution. Our subsidiaries are also restricted from declaring and making dividend payments and other distributions, subject to certain exceptions which include the declaration and payment of dividends and other distributions ratably on their respective capital stock as permitted by applicable law. Additionally, each of our Credit Facilities and 364 Day Facility contain customary financial and operating covenants that place restrictions on our operations, including our maintenance of specified total leverage and interest coverage ratios, which could indirectly affect our ability to pay dividends. Refer to note 8 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on our debt facilities.
Price Range of Common Stock
Our common stock trades on the New York Stock Exchange under the ticker symbol “ICE”. On February 12, 2014, our common stock traded at a high of $218.75 per share and a low of $213.47 per share. The following table sets forth the quarterly high and low sale prices for the periods indicated for our common stock on the New York Stock Exchange.

	Common Stock Market Price
	High	Low
Year Ended December 31, 2012
First Quarter	$142.75	$110.67
Second Quarter	$139.56	$117.82
Third Quarter	$141.77	$126.22
Fourth Quarter	$135.40	$122.72
Year Ended December 31, 2013
First Quarter	$163.81	$124.03
Second Quarter	$184.12	$150.12
Third Quarter	$188.78	$173.54
Fourth Quarter	$227.07	$179.10

 Equity Compensation Plan Information
The following table provides information about our common stock that has been or may be issued under our equity compensation plans as of December 31, 2013. As a result of the closing of the acquisition of NYSE Euronext, we assumed the equity plans of IntercontinentalExchange, Inc. and NYSE Euronext, which included the following equity plans:

•IntercontinentalExchange, Inc. 2013 Omnibus Employee Incentive Plan
•IntercontinentalExchange, Inc. 2013 Omnibus Non-Employee Director Incentive Plan
•IntercontinentalExchange, Inc. 2009 Omnibus Incentive Plan
•IntercontinentalExchange, Inc. 2003 Restricted Stock Deferral Plan for Outside Directors
•IntercontinentalExchange, Inc. 2000 Stock Option Plan
•IntercontinentalExchange, Inc. Amended and Restated 1999 Stock Option/Stock Issuance Plan
•NYSE Euronext Amended and Restated Omnibus Incentive Plan
•NYSE Euronext 2006 Stock Incentive Plan
•Archipelago Holdings, L.L.C. 2003 Long-Term Incentive Plan
•Archipelago Holdings 2004 Stock Incentive Plan
The 2000 Stock Option Plan, 2004 Restricted Stock Plan, 2005 Equity Incentive Plan and the Creditex 1999 Stock Option/Stock Issuance Plan were all retired on May 14, 2009, when our shareholders approved the 2009 Omnibus Incentive Plan. The 2009 Omnibus Incentive Plan was retired on May 17, 2013, when our shareholders approved the IntercontinentalExchange, Inc. 2013 Omnibus Employee Incentive Plan. No future grants will be made from the retired ICE or Creditex plans. Certain grants continue to be made to legacy NYSE Euronext employees under the NYSE Euronext Amended and Restated Omnibus Plan. Other than the grants to legacy NYSE Euronext employees under the NYSE Euronext Amended and Restated Omnibus Plan, all future grants to employees will be made under the IntercontinentalExchange, Inc. 2013 Omnibus Employee Incentive Plan and all future grants to directors will be made under the IntercontinentalExchange, Inc. 2013 Omnibus Non-Employee Director Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)		Weighted average exercise price of outstanding options (b)		Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	2,000,363	(1)	$110.06	(1)	5,064,128
Equity compensation plans not approved by security holders(2)	165,076	(2)	$31.53	(2)	0
TOTAL	2,165,439		$97.92		5,064,128

(1)
The 2000 Stock Option Plan was approved by our stockholders in June 2000. The 2005 Equity Incentive Plan was approved by our stockholders in June 2005. The 2009 Omnibus Incentive Plan was approved by our stockholders on May 14, 2009, on which date the 2000 Stock Option Plan and the 2005 Equity Incentive Plan were retired. The IntercontinentalExchange, Inc. 2013 Omnibus Employee Incentive Plan and the IntercontinentalExchange, Inc. 2013 Omnibus Non-Employee Director Incentive Plan were approved by our stockholders in May 2013. The shareholders of NYSE Euronext approved the NYSE Amended and Restated Euronext Omnibus Incentive Plan on April 25, 2013. Of the 2,000,363 securities to be issued upon exercise of outstanding options and rights, 737,506 are options with a weighted average exercise price of $110.06 and the remaining 1,262,857 securities are restricted stock shares that do not have an exercise price. Of the 1,262,857 restricted stock shares to be issued, 259,948 shares were originally granted under the NYSE Euronext Omnibus Incentive Plan.

(2)
This category includes the 2003 Directors Plan, 2004 Restricted Stock Plan and the Creditex 1999 Stock Options/Stock Issuance Plan. It also includes the 2006 NYSE Euronext Stock Incentive Plan and the 2004 Archipelago Holdings Stock Incentive Plan, subsequent to our acquisition of NYSE Euronext. Of the 165,076 securities to be issued upon exercise of outstanding options and rights, 134,840 are options with a weighted average exercise price of $31.53 and the remaining 30,236 securities are restricted stock shares that do not have an exercise price. Of the 134,840 options to be issued, 1,282 shares were originally granted under the 2006 NYSE Euronext Stock Incentive Plan and 2,402 shares were granted under the 2004 Archipelago Holdings Stock Incentive Plan. For more information concerning these plans, see note 9 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K.

Stock Repurchases
During the year ended December 31, 2013, we and any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) did not repurchase any shares of our outstanding common stock. As of December 31, 2013, there is $450.0 million in remaining capacity available under an authorized stock repurchase plan and which does not have a fixed expiration date. Our board of directors may increase or decrease the amount of capacity we have for repurchases from time to time. We expect to fund any remaining share repurchases with a combination of cash on hand, future cash flows and by borrowing under our debt facilities. The timing and extent of any additional repurchases, if any, will depend upon market conditions, our stock price and our strategic plans at that time. We are not obligated to acquire any specific number of shares and may amend, suspend or terminate the repurchase program at any time.

ITEM 6.    SELECTED FINANCIAL DATA

IntercontinentalExchange Group, Inc. is a Delaware corporation formed for the purpose of consummating IntercontinentalExchange, Inc.’s acquisition of NYSE Euronext, which was completed on November 13, 2013. The merger transactions have been treated as a purchase business combination for accounting purposes, with IntercontinentalExchange Group, Inc. designated as the acquirer. As such, the historical financial statements of IntercontinentalExchange, Inc. have become the historical financial statements of IntercontinentalExchange Group, Inc. The following tables present our selected consolidated financial data as of and for the dates and periods indicated. We derived the selected consolidated financial data set forth below for the years ended December 31, 2013, 2012 and 2011 and as of December 31, 2013 and 2012 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated financial data set forth below for the years ended December 31, 2010 and 2009 and as of December 31, 2011, 2010 and 2009 from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our consolidated financial statements include NYSE Euronext's results of operations for the period from November 13, 2013 to December 31, 2013 and the balance sheet as of December 31, 2013. The selected consolidated financial data presented below is not indicative of our future results for any period. The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013(1)	2012(1)	2011(1)	2010(1)	2009(1)
	(In millions, except for per share data)
Consolidated Statement of Income Data
Revenues:
Transaction and clearing fees, net(2)	$1,402	$1,185	$1,176	$1,024	$884
Market data fees	212	147	125	109	102
Listing fees	35	—	—	—	—
Other revenues	146	31	26	17	9
Total revenues	1,795	1,363	1,327	1,150	995
Transaction-based expenses(2):
Section 31 fees	33	—	—	—	—
Cash liquidity payments, routing and clearing	88	—	—	—	—
Total revenues, less transaction-based expenses	1,674	1,363	1,327	1,150	995
Operating expenses:
Compensation and benefits	331	251	250	237	236
Technology and communication	69	46	48	44	38
Professional services	60	33	35	33	36
Rent and occupancy	43	19	19	17	21
Acquisition-related transaction and integration costs	165	19	16	10	6
Selling, general and administrative	55	37	34	36	34
Depreciation and amortization	161	131	132	121	111
Total operating expenses	884	536	534	498	482
Operating income	790	827	793	652	513
Other expense, net(3)	290	37	33	43	20
Income before income taxes	500	790	760	609	493
Income tax expense	230	228	238	202	179
Net income	$270	$562	$522	$407	$314
Net (income) loss attributable to non-controlling interest	(16)	(10)	(12)	(9)	2
Net income attributable to ICE Group(4)	$254	$552	$510	$398	$316
Earnings per share attributable to ICE Group common shareholders:
Basic(4)	$3.24	$7.59	$6.97	$5.41	$4.33
Diluted(4)	$3.21	$7.52	$6.90	$5.35	$4.27
Weighted average common shares outstanding(5):
Basic	78	73	73	74	73
Diluted	79	73	74	74	74
Dividend per share	$0.65	$—	$—	$—	$—

(1)
We acquired several companies during the periods presented and have included the financial results of these companies in our consolidated financial statements effective from the respective acquisition dates. Refer to note 3 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on some of these acquisitions, including the acquisition of NYSE Euronext on November 13, 2013.

(2)
Our transaction and clearing fees are presented net of rebates paid to our trading and clearing customers. We also report transaction-based expenses relating to Section 31 fees and payments made for routing services and to certain cash listings liquidity providers. For a discussion of these rebates, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

(3)
Other expense, net during the year ended December 31, 2013 includes a $190 million impairment loss on our Cetip, S.A., or Cetip, investment and a $51 million expense relating to the early payoff of outstanding debt. For a discussion of these items, see Item 7 “-Management’s Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Non-Operating Income (Expenses)” included elsewhere in this Annual Report on Form 10-K.

(4)
Our results include certain items that are not reflective of our core business performance, including the two items discussed in Note 3 above. Excluding these items and certain others, net of taxes, net income attributable to ICE Group for the year ended December 31, 2013 would have been $646 million and basic and diluted earnings per share attributable to ICE Group common shareholders would have been $8.24 and $8.17 per share, respectively. See Item 7 "-Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” included elsewhere in this Annual Report on Form 10-K for more information on these items.

(5)
The weighted average common shares outstanding during the year ended December 31, 2013 increased from the prior periods primarily due to the 42.4 million shares of the Company's common stock issued to NYSE Euronext stockholders in connection with the acquisition, weighted to show these additional shares outstanding for the period from November 13, 2013 to December 31, 2013.

	As of December 31,
	2013	2012	2011	2010	2009
	(In millions)
Consolidated Balance Sheet Data
Cash and cash equivalents(1)	$961	$1,612	$823	$622	$552
Margin deposits and guaranty fund assets(2)	42,216	31,883	31,556	22,712	18,690
Total current assets	44,259	33,750	32,605	23,576	19,460
Goodwill and other intangible assets, net(3)	18,905	2,737	2,757	2,807	2,168
Total assets	64,818	37,215	36,148	26,642	21,885
Margin deposits and guaranty fund liabilities(2)	44,216	31,883	31,556	22,712	18,690
Total current liabilities	44,342	32,246	31,800	23,127	18,968
Non-current deferred tax liability, net(3)	2,771	216	236	268	181
Short-term and long-term debt(1)	5,058	1,132	888	579	308
Equity	12,615	3,677	3,162	2,817	2,434

(1)
The decrease in our cash and cash equivalents and the increase in our debt as of December 31, 2013 primarily relates to our acquisition of NYSE Euronext. Refer to notes 3 and 8 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on these items.

(2)
Clearing members of our clearing houses are required to deposit original margin and variation margin and to make deposits to a guaranty fund. The cash deposits made to these margin accounts and to the guaranty fund are recorded in the consolidated balance sheet as current assets with corresponding current liabilities to the clearing members that deposited them. Refer to note 11 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on these items.

(3)
The increase in the goodwill and other intangible assets as of December 31, 2013 primarily relates to our acquisition of NYSE Euronext. The increased in the non-current deferred tax liability as of December 31, 2013 is primarily due to the deferred tax liabilities recorded on the NYSE Euronext intangible assets. Refer to notes 3, 7 and 10 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on these items.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. See the factors set forth under the heading "Forward Looking Statements" at the beginning of this Annual Report on Form 10-K and in Item 1(A) under the heading “Risk Factors.” The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information contained in Item 6 “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
Overview
We are a leading global network of regulated exchanges and clearing houses for financial and commodity markets. We operate 17 global exchanges and six central clearing houses. We operate global marketplaces for trading and clearing a broad array of securities and derivatives contracts across major asset classes, including interest rates, equities, equity derivatives, credit derivatives, bonds, currency, and commodities. On November 13, 2013, we completed our acquisition of NYSE Euronext and their results are included in our consolidated results effective from the acquisition date. Our business is conducted as a single reportable business segment, and substantially all of our identifiable assets are located in the United States, the United Kingdom, Continental Europe and Canada.
Recent Developments
NYSE Euronext Acquisition
On November 13, 2013, we completed our acquisition of 100% of NYSE Euronext for a combination of $11.1 billion in cash and stock. The $2.7 billion cash consideration was funded from cash on hand, $1.4 billion of net proceeds received in October 2013 in connection with ICE Group's offering of Senior Notes (as defined below) and $400 million of borrowings under our Revolving Facility (as defined below). See “- Debt” below. Each issued and outstanding share of NYSE Euronext common stock (except for excluded shares) was converted into the right to receive 0.1703 of a share of our common stock and $11.27 in cash (this is referred to as the “standard election amount”). In lieu of the standard election amount, NYSE Euronext stockholders also had the right to make either a cash election to receive $33.12 in cash (“cash election”), or a stock election to receive 0.2581 of a share of our common stock (“stock election”), for their NYSE Euronext shares. Both the cash election and the stock election were subject to the proration and adjustment procedures set forth in the Amended and Restated Agreement and Plan of Merger dated as of March 19, 2013, or the Merger Agreement, to ensure that the total amount of cash paid and stock issued were equal to the standard election amount. Because the stock consideration was substantially oversubscribed, the consideration received by the holders who elected the stock consideration was prorated pursuant to the terms of the Merger Agreement, which resulted in the payment, under the stock election, of 0.171200756 of a share of ICE Group common stock and $11.154424 in cash for each issued and outstanding share of NYSE Euronext common stock. We issued an aggregate 42.4 million shares of our common stock in connection with the acquisition.
The acquisition has been accounted for as a purchase business combination with ICE considered the acquirer of NYSE Euronext for accounting purposes. Assets acquired and liabilities assumed were recorded at their estimated fair values as of November 13, 2013. The excess of the purchase price over the preliminary net tangible and identifiable intangible assets was recorded as goodwill. Refer to notes 3 and 7 to our consolidation financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on this acquisition.
Planned Initial Public Offering of Euronext
As part of the NYSE Euronext integration, we expect to separate the businesses of Euronext and NYSE Liffe and to transition all of NYSE Liffe’s business to ICE futures exchanges, clearing houses and trading platforms. We plan to establish Euronext as an independent business and to pursue an initial public offering, or IPO, of Euronext, which is currently expected in the second quarter of 2014. We expect to use the net proceeds of the planned IPO of Euronext to pay down certain of our outstanding debt.
The separation of the NYSE Liffe and Euronext businesses is subject to certain regulatory approvals by the Euronext College of Regulators, the Dutch Ministry of Finance and the U.K. Financial Conduct Authority. After the separation of the NYSE Liffe business, Euronext will be established with a new legal and operating structure, and will operate Euronext cash markets with the relevant listings, index, commodity, derivatives, data and technology businesses in Amsterdam, Brussels, London, Lisbon and Paris and Euronext continental derivatives markets.
In October 2013, Euronext agreed to new clearing terms with LCH.Clearnet under which Euronext will have certain governance rights and participate in certain of the clearing economics under a new revenue sharing agreement, which is set to begin in April 2014.
Euronext's business will include Interbolsa, the Portuguese central securities depository, Securities Settlement System and Numbering Agency. Euronext is expected to either own or have fully paid license rights to all relevant intellectual property, technology, market data and index licenses required to operate and develop its markets and service markets of its partners and expects to continue to develop the Universal Trading Platform and surrounding systems. Euronext's business will also include certain commercial technology and exchange solutions that were formerly part of NYSE Technologies, which will allow it to provide platform services to exchanges outside of the Euronext group.
We will continue to have regulatory obligations and undertakings with respect to Euronext after its planned separation and IPO and separation until our ownership level decreases to a point at which we will not be deemed to control Euronext. As part of the IPO, we may be required to maintain an ongoing ownership stake in Euronext for a period of time unless long-term shareholders are identified and approved by the Euronext College of Regulators.
NYSE Technologies Planned Divestiture
NYSE Euronext operates a commercial technology business, NYSE Technologies, which provides comprehensive transaction, data and infrastructure services and managed solutions for buy-side, sell-side and exchange communities. NYSE Technologies operates five businesses: Global Market Data, Global Connectivity, Exchange Solutions, Trading Solutions and Transaction Services. We plan to integrate the Global Market Data and Global Connectivity businesses into our broader global trading markets and remain part of our exchange operations and technology infrastructure. Global Market Data offers a broad array of global market information products covering multiple asset classes while Global Connectivity offers a financial transaction network called Secure Financial Transaction Infrastructure, or SFTI, which connects firms and exchanges worldwide. The Exchange Solutions business, which provides multi-asset exchange platform services, managed services and expert consultancy, is expected to be transferred to Euronext as part of the planned IPO.
We expect to divest NYSE Technologies' two remaining business lines, Trading Solutions and Transaction Services, during 2014. The divestiture could include the sale of the business lines as a whole or in parts. We expect to use the net proceeds of the planned NYSE Technology divestiture to pay down certain of our outstanding debt. Trading Solutions and Transaction Services primarily consist of the NYFIX, Wombat and Metabit technologies. NYFIX is a leading provider of FIX-based electronic trading technologies and includes the FIX Marketplace and Appia Business Suite. Wombat is a leading market data distribution platform, developing technology and supporting services for direct access to real-time global market data. Metabit is a Tokyo-based technology service offering proprietary market access products across Asia.
Other Acquisitions
In March 2013, we acquired 79% of the derivatives and spot business of the energy exchange formerly known as APX-ENDEX. We renamed the acquired business ICE Endex and it is based on the derivatives and spot gas business of the former APX-ENDEX. The trade execution and clearing of ICE Endex derivatives products transitioned to our trading platform and to ICE Clear Europe. Gasunie, a European natural gas infrastructure company and a former stockholder of APX-ENDEX, retained the remaining 21% stake.
On February 3, 2014, we acquired 100% of Singapore Mercantile Exchange Pte. Ltd., or SMX. The acquisition includes Singapore Mercantile Exchange Clearing Corporation Pte. Ltd., or SMXCC, a wholly owned subsidiary of SMX, and the clearing house for all SMX trades. SMX operates futures markets in Singapore across metals, currencies, energy and agricultural commodities. SMX and SMXCC retain licenses to operate as an approved exchange and an approved clearing house, regulated by the Monetary Authority of Singapore, providing us with exchange and clearing infrastructure in Asia for the first time.
Restricted Cash and Investments
We classify all cash and cash equivalents that are not available for general use by us, either due to regulatory requirements or through restrictions in specific agreements, as restricted cash in our consolidated balance sheets. As of December 31, 2013, we have $438 million in total restricted cash and investments on our consolidated balance sheet, which includes $160 million that has been contributed to certain of our clearing houses and is to be used in the event of a default and $275 million that relates to regulatory capital that must be maintained at our regulated exchanges and clearing houses. Refer to note 4 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on our restricted cash and investments balances.
In February 2013, the final European Commission Delegated Regulations supplementing the European Market Infrastructure Regulation, or EMIR, were issued, detailing the capital requirements for central counterparties. The regulations impose capital and liquid resource requirements in excess of the Bank of England requirements for our U.K. clearing houses. Once these regulations become effective in 2014, the Bank of England restricted cash capital requirements for ICE Clear Europe will be superseded by the EMIR capital requirements, which would require an estimated increase in the liquid regulatory capital requirements ranging from $140 million to $150 million. This increase will be satisfied by way of additional restricted cash through our cash on hand.
In connection with ICE Clear U.S.’s recognition as a third party Qualified Central Counter Party, or QCCP, we contributed $50 million to ICE Clear U.S.’s guaranty fund on January 1, 2014. See Item 1 “Business - Regulation” included elsewhere in this Annual Report on Form 10-K for further discussion of this requirement. Of the $50 million contribution, which will be included in long-term restricted cash in our consolidated balance sheet, $25 million will be available in the event a clearing member defaults and ICE Clear U.S. has utilized all such clearing member’s other default resources to settle the position. This amount will then be used to settle the position before other funds in the guaranty fund are used. If additional cash is still required to settle the positions, then the remaining $25 million of our contribution will be utilized pro-rata along with the other non-defaulting ICE Clear U.S. clearing members’ deposits in the guaranty fund. Refer to note 11 to our consolidation financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on our clearing houses.
Consolidated Financial Highlights
The following summarizes our results and significant changes in our consolidated financial performance for the periods presented (dollars in millions, except per share amounts):

	Year Ended December 31,			Year Ended December 31,
	2013	2012	Change	2012	2011	Change
Total revenues, less transaction-based expenses	$1,674	$1,363	23%	$1,363	$1,327	3%
Total operating expenses	$884	$536	65%	$536	$534	—%
Operating income	$790	$827	(4)%	$827	$793	4%
Operating margin	47%	61%	(14 pts)	61%	60%	1 pt
Other expense, net	$290	$37	677%	$37	$33	13%
Income tax expense	$230	$228	1%	$228	$238	(4)%
Effective tax rate	46%	29%	17 pts	29%	31%	(2 pts)
Net income attributable to ICE Group	$254	$552	(54)%	$552	$510	8%
Adjusted net income attributable to ICE Group	$646	$557	16%	$557	$516	8%
Diluted earnings per share attributable to ICE Group common shareholders	$3.21	$7.52	(57)%	$7.52	$6.90	9%
Adjusted diluted earnings per share attributable to ICE Group common shareholders	$8.17	$7.60	8%	$7.60	$6.98	9%
Cash flows from operating activities	$735	$733	—%	$733	$713	3%

•
Consolidated revenues, less transaction-based expenses, increased $311 million, or 23%, for the year ended December 31, 2013, from the comparable period in 2012, primarily due to $284 million in revenues, less transaction-based expenses, recognized from NYSE Euronext subsequent to its acquisition on November 13, 2013, higher trading volume in our global oil contracts, including the ICE Brent Crude oil, WTI Crude oil and global oil and refined contracts, and increases in our market data fees and other revenues, partially offset by lower trading volume in our North American natural gas futures and options contracts. Consolidated revenues, less transaction-based expenses, increased $36 million, or 3%, for the year ended December 31, 2012, from the comparable period in 2011, primarily due to higher trading volume in the ICE Brent Crude oil futures and options contract, fee increases relating to our agricultural commodity futures and options contracts, and fee increases for various market data services. See “- Consolidated Revenues” below.

•
Consolidated operating expenses increased $348 million, or 65%, for the year ended December 31, 2013, from the comparable period in 2012, primarily due to $182 million in expenses recognized from NYSE Euronext subsequent to its acquisition on November 13, 2013 (excluding the acquisition-related transaction and integration costs discussed below) and due to the following (See “- Consolidated Operating Expenses” below):

•
Acquisition-related transaction and integration costs increased $146 million for the year ended December 31, 2013, from the comparable period in 2012, due to acquisition-related transaction and integration costs incurred during the year ended December 31, 2013 primarily relating to our acquisition of NYSE Euronext.

•
Rent and occupancy expenses increased for the year ended December 31, 2013, from the comparable period in 2012, due to $7 million in duplicate rent expenses and lease termination costs relating to the consolidation of multiple New York office locations that occurred during the year ended December 31, 2013.

•
Consolidated other expense, net includes a $190 million impairment loss on our Cetip, S.A., or Cetip, investment and a $51 million expense relating to the early payoff of outstanding debt during the year ended December 31, 2013. The impairment of Cetip was driven primarily by the significant continued devaluation of the Brazilian real since the investment was made and the expectation that the currency is not going to sufficiently appreciate in the foreseeable future nor will the forecasted share price increase of Cetip be sufficient to recover the unrealized loss. Consolidated other expense, net, also increased in each of the last two years primarily due to increases in our consolidated interest expense resulting from increases in our total debt outstanding during the years ended December 31, 2013 and 2012. See “- Consolidated Non-Operating Income (Expenses)” below.

•
Adjusted net income attributable to ICE Group and adjusted diluted earnings per share attributable to ICE Group common shareholders are calculated by excluding items that are not reflective of our core business performance, net of taxes. See “-Non-GAAP Financial Measures” below.

Factors Affecting Our Results

The business environments in which we operate directly affects our results of operations. Our results have been and will continue to be affected by many factors, including the level of trading activity in our markets, which during any period is significantly influenced by general market conditions; competition; price volatility; market share and the pace of industry consolidation; broad trends in the brokerage and finance industry; price levels and price volatility; the number and financial health of companies listed on NYSE Euronext’s cash markets; geopolitical events; weather and disasters; real and perceived supply and demand imbalances; availability of capital; changing technology in the financial services industry; and legislative and regulatory changes; among other factors. In particular, in recent years, the business environment has been characterized by increasing competition among global markets for trading volumes and listings; the globalization of exchanges, customers and competitors; market participants’ demand for speed, capacity and reliability, which requires continuing investment in technology; and increasing competition for market data revenues. Price volatility increases the need to hedge price risk and creates the need for the exchange of risk between market participants. Market liquidity is one of the primary market attributes for attracting and maintaining customers and is an important indicator of a market’s strength. The maintenance and growth of our revenues could also be impacted if we face increased pressure on pricing.
The implementation of new regulations may impact participation in our markets. Generally, legislative and regulatory bodies in the United States and Europe have expressed increased concern regarding derivatives markets when underlying commodity prices rise. As a result, legislative and regulatory actions may change the way we conduct our business and may create uncertainty for market participants, which could affect trading volumes. In particular, many of the proposed changes are still being implemented, and final regulations have not yet been adopted or significant uncertainties and ambiguities remain around adopted regulations. In addition, many market participants are still determining how they will respond to these regulations. As a result, it is difficult to predict all of the effects that the legislation and its implementing regulations will have on us. We do, however, expect it to affect our business in various and potentially significant ways and possibly result in increased costs and the expenditure of significant resources.
Uncertainty in the U.S. credit markets that commenced with the upheaval in 2008 continues to impact the economy. Equity market indices have experienced volatility, and the market has remained volatile throughout 2013. Economic uncertainty in the European Union may also continue to negatively affect global financial markets. In addition, regulatory uncertainty is affecting our clients’ activities, business models and technology spending. While markets may improve, these factors have adversely affected our revenues and operating income and may negatively impact future growth. We expect that all of these factors will continue to impact our businesses. Any potential growth in the global cash markets will likely be tempered by investor uncertainty resulting from volatility in the cost of energy and commodities, unemployment concerns and contagion concerns in relation to the sovereign debt issues faced by some members of the Eurozone, uncertainty as to near term tax, regulatory, and other government policies, as well as the general state of the world economy. We continue to focus on our strategy to broaden and diversify our revenue streams, as well as on our company-wide expense reduction initiatives in connection with our acquisition of NYSE Euronext in order to mitigate these uncertainties.
We also periodically make adjustments to our contract specifications. Changes to contracts are generally aimed at making the contracts more relevant to more customers and their evolving hedging needs or are required based on changes to the underlying commodity and may result in fluctuations in trading volume. These and other factors could cause our revenues to fluctuate from period to period and these fluctuations may affect the reliability of period to period comparisons of our revenues and operating results.

Consolidated Revenues
The following table presents our consolidated revenues (dollars in millions):

	Year Ended December 31,			Year Ended December 31,
	2013	2012	Change	2012	2011	Change
Revenues:
Transaction and clearing fees, net:
North American natural gas futures and options contracts	$182	$221	(18)%	$221	$227	(3)%
ICE Brent Crude futures and options contracts	228	214	7	214	190	12
ICE Gasoil futures and options contracts	96	97	(1)	97	100	(2)
Other oil futures and options contracts	96	85	13	85	87	(3)
Sugar futures and options contracts	90	80	12	80	69	16
North American power futures and options contracts	72	80	(11)	80	85	(6)
ICE emission futures and options contracts	54	67	(19)	67	64	5
Equity indexes futures and options contracts	34	31	10	31	40	(23)
Interest rates futures and options contracts	29	—	n/a	—	—	—
U.S. and European equity derivatives futures and options contracts	18	—	n/a	—	—	—
Other futures and options contracts	141	118	19	118	100	18
Credit default swaps	145	144	—	144	167	(13)
U.S. and European cash equities	166	—	n/a	—	—	—
Other	51	48	7	48	47	7
Total transaction and clearing fees, net	1,402	1,185	19	1,185	1,176	1
Market data fees	212	147	45	147	125	17
Listing fees	35	—	n/a	—	—	—
Other revenues	146	31	370	31	26	18
Total revenues	1,795	1,363	32	1,363	1,327	3
Transaction-based expenses	121	—	n/a	—	—	—
Total revenues, less transaction-based expenses	$1,674	$1,363	23%	$1,363	$1,327	3%
Transaction and Clearing Fees, net
Our transaction and clearing fees consist of fees collected from our derivatives trading and clearing and, subsequent to our acquisition of NYSE Euronext on November 13, 2013, from our cash trading. In our derivatives markets, we earn transaction and clearing fees from both counterparties to each contract that is traded and/or cleared. Revenues for per-contract fees are driven by the number of trades executed and fees charged per contract. The amount of our per-contract transaction and clearing fees will depend upon many factors, including but not limited to transaction and clearing volume, pricing and new product introductions. The level of trading and clearing activity for all products is also influenced by market conditions and other factors. See “- Factors Affecting Our Results” above.
Following our acquisition of NYSE Euronext, we also recognize transaction and clearing fee revenues from executing trades of derivatives contracts and clearing charges on NYSE Liffe in London and NYSE Liffe U.S. and executing options contracts traded on NYSE Arca and NYSE Amex Options. The principal types of derivative contracts traded and cleared in these markets are interest rate products and equity and index products. Trading in short-term interest rate products is primarily driven by volatility resulting from uncertainty over the direction of short-term interest rates and trading in equity products is primarily driven by price volatility in equity markets and indices.
In addition, we now recognize transaction and clearing fee revenues from cash trading. Cash trading consists of transaction charges for executing trades in our cash markets, as well as transaction charges related to orders in our U.S. cash markets which are routed to other market centers for execution. Additionally, our U.S. cash markets pay fees to the SEC pursuant to Section 31 of the Exchange Act of 1934. These fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. Activity assessment fees are collected from member organizations executing trades on our U.S.

cash markets, and are recognized when these amounts are invoiced. Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semi-annually and recorded as an accrued liability until paid. The activity assessment fees are designed so that they are equal to the Section 31 fees. As a result, activity assessment fees and Section 31 fees do not have an impact on our net income.
As a result of completed and pending regulatory changes in the United States that offer greater regulatory and operational certainty to futures market participants relative to the swaps market, on October 15, 2012, we transitioned all of our cleared OTC energy swaps contracts to futures contracts. As a result, our previously cleared North American natural gas, North American power and global oil and other contracts have been transitioned to futures and the prior periods' presentation of revenues and volumes have been reclassified to conform to this presentation.
North American natural gas futures and options volumes decreased 18% for the year ended December 31, 2013, from the comparable period in 2012, and increased 12% for the year ended December 31, 2012, from the comparable period in 2011. The decrease in volumes during the year ended December 31, 2013 is primarily due to continued low volatility and low price levels for natural gas, which produced muted trading activity in comparison to the record volume levels established during the year ended December 31, 2012. The higher level of price volatility in 2012 was due in part to changes in expectations for natural gas inventories as the winter heating season progressed and changes in expectations for supply based on shale gas discoveries. The record volume during the year ended December 31, 2012 was also due to the introduction of new products, increased natural gas options volume and increased demand for hedging and risk management as market participants became less risk averse as the global financial markets stabilized. North American natural gas futures and options revenues decreased 3% for the year ended December 31, 2012, from the comparable period in 2011, despite the 12% increase in volumes during this same period of time, primarily due to increases in rebates relating to certain of these contracts during the year ended December 31, 2012.
Our benchmark ICE Brent Crude futures contract is relied upon by a broad range of market participants, including large oil producing nations and multinational companies, to price and hedge their crude oil production and consumption. Market participants are increasingly relying on the Brent North Sea contract for their risk management activities, as evidenced by steady increases in traded volumes and open interest over the past several years. Brent crude volume also increased due to growth in ICE Brent Crude options volume. Based on traded volume in both our ICE Brent Crude futures contract and our ICE WTI Crude futures contract, we achieved a 55%, 56% and 51% market share of the global oil futures contracts trading for the years ended December 31, 2013, 2012 and 2011, respectively. Other oil futures and options contracts include our global oil and refined products, WTI Crude oil, U.S. heating oil, RBOB gasoline and Middle East sour crude. The increase during the year ended December 31, 2013 is primarily due to the successful launch of new global oil and refined product contracts as demand for oil contracts rose.
 Effective January 1, 2012, we implemented a trading and clearing fee increase on our agricultural commodity futures and options contracts at ICE Futures U.S. as a result of increased regulatory staffing and regulatory burdens, the expansion of products developed and listed by the exchange, and significant enhancements in trading and clearing technology completed over the past five years. The rate per contract for ICE Futures U.S. agricultural commodity futures and options increased 11% to $2.59 per contract for the year ended December 31, 2012 from $2.33 per contract for the year ended December 31, 2011. The increase in the sugar futures and options contract revenues for the year ended December 31, 2012 is primarily due to this fee increase.
Our North American power futures and options volumes increased 45% for the year ended December 31, 2013, from the comparable period in 2012, while corresponding revenues decreased 11%. North American power futures and options volumes increased 53% for the year ended December 31, 2012, from the comparable period in 2011, while revenues decreased 6%. The North American power and futures options revenues decreased each of the last two years, despite the volume increases year over year, primarily due to growth in smaller sized power contracts, which have a lower rate per contract than the full sized North American power contracts. Of the 138 million North American power futures and options contracts traded during the year ended December 31, 2013, 134 million contracts, or 97%, represented smaller sized power contracts, which have a lower rate per contract than full sized North American power contracts, compared to 94% and 88% of the volume representing smaller sized contracts during the years ended December 31, 2012 and 2011, respectively. Volume in the larger North American power contracts decreased the last two years primarily due to lower volatility on absolute price levels, along with muted economic activity levels, which resulted in lower power production and consumption during the years ended December 31, 2013 and 2012. In addition, uncertainty related to financial reform, specifically rules relating to swaps markets, impacted both North American natural gas and power contract volumes during the year ended December 31, 2013.
Our ICE emissions futures and options revenues decreased 19% for the year ended December 31, 2013, compared to the same period in 2012, while volumes decreased 6%. Our ICE emissions futures and options revenues increased 5% for the year ended December 31, 2012, compared to the same period in 2011, while corresponding volumes increased 23%. The volume changes were greater than the revenue changes for each of the past two years primarily due to an increase in fee rebates each year and for the year ended December 31, 2012, a decrease in average exchange rate of the euro to the U.S. dollar compared to the year ended December 31, 2011. The ICE emissions futures and options contracts are billed in euros and the average exchange rate of the euro to the U.S. dollar, and the related U.S. dollar revenues, decreased 8% for the year ended December 31, 2012, compared to the same period in 2011.
Our equity indexes futures and options revenues consist of trading in the Russell equity index, and subsequent to the NYSE Euronext acquisition, the FTSE equity index, MSCI equity index and ARCA Goldminers index. Our equity indexes futures and options revenues for the year ended December 31, 2012, which related to the Russell index only, decreased from the comparable period in 2011 primarily due to lower equity market inflows and lower volatility in the equity markets during 2012, especially in comparison to the higher volatility in the equity markets during 2011 due to the fiscal cliff and credit downgrade that occurred in the United States and the sovereign debt crisis in Europe.
The increase in other futures and options revenues for the last two years is primarily due to increased trading volumes in our U.K. power, Dutch natural gas, natural gas liquids, cotton, coffee, and cocoa contracts and $13 million in revenues from NYSE Euronext other futures and options revenues for the period from November 13, 2013 to December 31, 2013, primarily relating to certain European derivatives contracts.
CDS trade execution revenues at Creditex were $66 million, $78 million and $100 million for the years ended December 31, 2013, 2012 and 2011, respectively. The notional value of the underlying CDS traded was $904.4 billion, $1.1 trillion and $1.8 trillion for the years ended December 31, 2013, 2012 and 2011, respectively. The CDS execution business remains pressured due to financial reform implementation and a general lack of volatility in corporate credit markets.
CDS clearing revenues at ICE Clear Credit and ICE Clear Europe were $79 million, $66 million and $67 million for the years ended December 31, 2013, 2012 and 2011, respectively. During the years ended December 31, 2013, 2012 and 2011, ICE Clear Credit and ICE Clear Europe cleared $10.7 trillion, $10.2 trillion and $11.6 trillion, respectively, of CDS notional value. With the advent of mandatory clearing during 2013, CDS clearing activity by investment funds, asset managers, and similar buy side market participants has increased significantly. We have cleared $3.9 trillion in CDS gross notional value by buy side market participants since inception, of which $3.7 trillion has been cleared since the CFTC’s clearing mandate went into effect in March 2013.
Our transaction and clearing fees are presented net of rebates. We recorded rebates of $511 million, $372 million and $296 million for the years ended December 31, 2013, 2012 and 2011, respectively. We offer rebates in certain of our markets, including NYSE Liffe derivatives markets following our NYSE Euronext acquisition, primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable rate. Such rebates are calculated based on volumes traded. The increase in rebates is due primarily to an increase in the number of participants in the rebate programs offered on various contracts, an increase in the number of rebate programs offered and from higher contract volume traded under these programs during the periods.

Average Daily Trading and Clearing Revenues and Futures Rate per Contract Data
The following table presents average net daily trading and clearing revenues, as well as futures rate per contract (dollars in millions, except rate per contact amounts):

	Year Ended December 31,			Year Ended December 31,
	2013	2012	Change	2012	2011	Change
Average net daily trading and clearing revenues:
Energy futures average daily exchange and clearing revenues	$3	$3	(3)%	$3	$3	2%
Agricultural and financial futures average daily exchange and clearing revenues (1)	1	1	25	1	1	8
U.S. and European cash equities daily trading revenues, net of transaction-based expenses	1	—	n/a	—	—	—
Global CDS OTC average daily commission and clearing revenues	1	1	(3)	1	1	(13)
Average net daily trading and clearing revenues	$6	$5	23%	$5	$5	1%
Futures rate per contract:
Energy futures and options and cleared OTC energy rate per contract	$1.03	$1.07	(4)%	$1.07	$1.18	(9)%
Agricultural commodity futures and options rate per contract (1)	$2.53	$2.50	1%	$2.50	$2.25	11%
Financial futures and options rate per contract (1)	$0.69	$0.95	(27)%	$0.95	$0.92	3%

(1)
Subsequent to our acquisition of NYSE Euronext on November 13, 2013, agricultural and financial futures average daily exchange and clearing revenues and rates per contract include NYSE Euronext interest rates, U.S. and European equity derivatives, equity indexes and agricultural products.

Trading Volumes and Open Interest Data
The following table presents trading activity in our futures and options markets by commodity type based on the total number of contracts traded (in millions, except for percentages):

	Year Ended December 31,			Year Ended December 31,
	2013	2012	Change	2012	2011	Change
Number of contracts traded:
North American natural gas futures and options	293	356	(18)%	356	319	12%
ICE Brent Crude futures and options	169	157	8	157	134	16
ICE Gasoil futures and options	65	64	1	64	66	(3)
Other oil futures and options	64	51	24	51	62	(17)
Sugar futures and options	35	32	9	32	32	3
North American power futures and options	138	96	45	96	63	53
ICE emission futures and options	9	9	(6)	9	8	23
Equity indexes futures and options	37	34	11	34	44	(24)
Interest rates futures and options	59	—	n/a	—	—	—
U.S. and European equity derivatives futures and options	133	—	n/a	—	—	—
Other futures and options	51	48	6	48	44	7
Total	1,053	847	24%	847	772	10%

Open interest is the aggregate number of contracts (long or short) that clearing members hold either for their own account or on behalf of their clients. Open interest refers to the total number of contracts that are currently open — in other words, contracts that have been traded but not yet liquidated by either an offsetting trade, exercise, expiration or assignment. Open interest is also a measure of the future activity remaining to be closed out in terms of the number of contracts that members and their clients continue to hold in the particular contract and by the number of contracts held for each contract month listed by the exchange. The following table presents our year-end open interest for our futures and options contracts (in millions, except for percentages).

	As of December 31,			As of December 31,
	2013	2012	Change	2012	2011	Change
Open interest — in contracts:
North American natural gas futures and options	25	28	(10)%	28	27	2%
ICE Brent Crude futures and options	3	2	10	2	1	77
ICE Gasoil futures and options	1	1	(14)	1	—	25
Other oil futures and options	4	3	13	3	2	60
Sugar futures and options	1	1	19	1	1	—
North American power futures and options	54	34	60	34	21	63
ICE emission futures and options	1	1	(7)	1	1	23
Equity indexes futures and options	4	—	937	—	1	(13)
Interest rates futures and options	18	—	n/a	—	—	—
U.S. and European equity derivatives futures and options	16	—	n/a	—	—	—
Other futures and options	3	3	—	3	2	44
Total	130	73	77%	73	56	30%

The North American power futures and options open interest increased from the prior periods due to the growth of the smaller sized power contracts discussed above. As of December 31, 2013, open interest of $1.5 trillion in notional value of CDS were held at ICE Clear Credit and ICE Clear Europe, compared to $1.6 trillion as of December 31, 2012 and $1.5 trillion as of December 31, 2011.
U.S. Cash Products and Euronext Cash Products and Derivatives
The following tables present selected cash trading operating data for the period from November 13, 2013 to December 31, 2013, subsequent to our acquisition of NYSE Euronext. All trading activity is single counted, except European cash trading which is double counted to include both buys and sells.

U.S. Cash Products: (shares in millions)
NYSE Listed (Tape A) Issues:
Handled volume	32,292
Matched volume	31,316
Total NYSE listed consolidated volume	102,708
Share of total matched consolidated volume	30%
NYSE Arca, NYSE MKT and Regional (Tape B) Issues:
Handled volume	7,310
Matched volume	6,849
Total NYSE Arca, NYSE MKT and regional listed consolidated volume	30,870
Share of total matched consolidated volume	22%
Nasdaq Listed (Tape C) Issues:
Handled volume	5,536
Matched volume	4,926
Total Nasdaq listed consolidated volume	57,296
Share of total matched consolidated volume	9%
Total U.S. cash products handled	45,130

Euronext Cash Products and Derivatives:
Euronext cash products (trades in millions)	41
Euronext derivatives (contracts in millions)	17
Handled volume represents the total number of shares of equity securities, ETFs and crossing session activity internally matched on NYSE Group’s exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on NYSE Group’s exchanges. Euronext cash products include equities, ETFs, structured products and bonds. Euronext derivatives include equity index products, single stock equities, currencies, wheat-milling, rapeseed, corn and barley malting products.
Market Data Fees
We generate revenues from the dissemination of our market data to a variety of users. In our derivatives markets, market data fees primarily relate to subscription fee revenues charged for user and license access from data vendors and from the end users, view only market data access, direct access services, terminal access, daily indexes and end of day reports. In addition, we provide a service in our derivatives markets to independently establish market price validation curves whereby participant companies subscribe to receive consensus market valuations.
We earn user and license revenues that we receive from data vendors through the distribution of real-time and historical futures prices and other futures market data derived from trading in our futures markets. During the years ended December 31, 2013, 2012 and 2011, we recognized $62 million, $59 million and $51 million, respectively, in market data user and license fees from data vendors. During the years ended December 31, 2013, 2012 and 2011, we recognized $85 million, $73 million and $60 million, respectively, in market data access fees. We charge a market data access fee for access to our electronic platform and the increases for the last two years relate to higher fees charged per user and increases in the number of users. Following our acquisition of NYSE Euronext, we now also charge the end user directly for real-time and historical futures prices and other futures market data in certain of our markets, including our interest rates markets.
Following our acquisition of NYSE Euronext, we now earn market data fees relating to our cash trading market data services. In the United States, we collect cash trading market data fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. Consortium-based data fees are dictated as part of the securities industry plans and charged to vendors based on their redistribution of data. Consortium-based data revenues from the dissemination of market data (net of administrative costs) are distributed to participating markets on the basis of a formula set by the SEC under Regulation NMS. Last sale prices and quotes in NYSE-listed, NYSE MKT-listed, and NYSE Arca-listed securities are disseminated through “Tape A” and “Tape B,” which constitute the majority of our U.S. revenues from consortium-based market data revenues. We also receive a share of the revenues from “Tape C,” which represents data related to trading of certain securities that are listed on Nasdaq. These revenues are influenced by demand for the data by professional and nonprofessional subscribers. In addition, we receive fees for the display of data on television and for vendor access. Our proprietary products make market data available to subscribers covering activity that takes place solely on our U.S. markets, independent of activity on other markets. Our proprietary data products also include depth of book information, historical price information and corporate action information. We also offer NYSE Realtime Reference Prices, which allows internet and media organizations to buy real-time, last-sale market data from NYSE and provide it broadly and free of charge to the public. CNBC, Google Finance and nyse.com display NYSE Realtime stock prices on their respective websites.
In Europe, we charge a variety of users, primarily the end-users, for the use of Euronext’s cash trading real-time market data services. We also collect annual license fees from vendors for the right to distribute Euronext market data to third parties and a service fee from vendors for direct connection to market data. A substantial majority of European market data revenues is derived from monthly end-user fees. We also derive revenues from selling historical and reference data about securities, and by publishing the daily official lists for the Euronext markets. The principal drivers of market data revenues are the number of end-users and the prices for data packages.
During the period from November 13, 2013 to December 31, 2013, we recognized market data fee revenues from NYSE Euronext derivative market data services and cash trading market data services of $50 million.
Listing Fees
Following our NYSE Euronext acquisition, we recognize listing fee revenues in our cash equity markets from two types of fees applicable to companies listed on our U.S. and European securities exchanges - listing fees and annual fees. Listing fees consist of two components: original listing fees and fees related to other corporate-related actions. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that a company initially lists. Original listing fees, however, are generally not applicable to companies that transfer to one of our U.S. securities exchanges from another market, except for companies transferring to NYSE MKT from the over-the-counter market. Other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new shares to be listed, such as stock splits, rights issues and sales of additional securities, as well as mergers and acquisitions, which are subject to a minimum and maximum fee.
Original listing fees are recognized as revenue on a straight-line basis over estimated service periods of nine years for the NYSE and the Euronext cash equities markets and five years for NYSE Arca and NYSE MKT. Other corporate action listing fees are recognized as revenue on a straight-line basis over estimated service periods of six years for the NYSE and the Euronext cash equities markets and three years for NYSE Arca and NYSE MKT. Unamortized balances are recorded as deferred revenue in our consolidated balance sheet. We have determined that, at the time of our acquisition of NYSE Euronext, we did not have a legal performance obligation relating to these listing fees. Therefore, in connection with purchase accounting and in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, we assigned a fair value of zero to the NYSE Euronext unamortized deferred revenue balances relating to the listing fees as of the acquisition date of November 13, 2013 (the historical NYSE Euronext listing fees deferred revenue balance as of that date was $486 million). The unamortized deferred revenue balances as of December 31, 2013 of $7 million relates to listing fees incurred and billed and not yet recognized as revenue subsequent to the November 13, 2013 acquisition through December 31, 2013.
In the United States, annual fees are charged based on the number of outstanding shares of listed U.S. companies at the end of the prior year. Non-U.S. companies pay fees based on the number of listed securities issued or held in the United States. Annual fees are recognized as revenue on a pro rata basis over the calendar year.
Listing fees for our European markets comprise admission fees paid by issuers to list securities on the cash market, annual fees paid by companies whose financial instruments are listed on the cash market, and corporate activity and other fees, consisting primarily of fees charged by Euronext Paris and Euronext Lisbon for centralizing securities in IPOs and tender offers. Original listing fees, subject to a minimum and maximum amount, are based on a company's (estimated) market capitalization at the time of its IPO. Revenues from annual listing fees essentially relate to the number of shares outstanding and the market capitalization of the listed company.
In general, Euronext Paris, Euronext Amsterdam, Euronext Brussels and Euronext Lisbon and LIFFE Administration and Management (Euronext London) have adopted a common set of listing fees. Under the harmonized fee book, domestic issuers (i.e., those from France, the Netherlands, Belgium and Portugal) pay admission fees to list their securities based on the market capitalization of the respective issuer. Subsequent listings of securities receive a discount on admission fees. Domestic issuers also pay annual fees based on the number of equity securities and their respective market capitalizations. Non-domestic companies listing in connection with raising capital are charged admission and annual fees on a similar basis, although they are generally charged lower maximum admission fees and annual fees. Non-domestic companies that are included in the Euronext 100 index are treated as domestic for purposes of their listing fees and their annual fees. Non-domestic companies eligible to the Euronext 100 index based on their market capitalization are also treated as domestic issuers for purpose of their sole listing fees. Euronext Paris and Euronext Lisbon also charge centralization fees for collecting and allocating retail investor orders in IPOs and tender offers.
Other Revenues
Prior to our acquisition of NYSE Euronext, other revenues related to various fees and services provided to our customers, including connectivity fees, ICE Chat and WhenTech subscription fees, ICE Endex membership fees, agricultural grading and certification fees, regulatory penalties and fines, interest income on certain clearing margin deposits and NYSE Liffe clearing services fees (prior to the NYSE Euronext acquisition). Following our acquisition, other revenues also include technology services revenues, trading license fees, fees for facilities, regulatory fees, listed company service fees, designated market marker service fees, and fees for clearance and settlement activities in our European markets. Regulatory fees are charged to member organizations of our U.S. securities exchanges and recognized by us as other revenue.
Technology service revenues are generated primarily from connectivity services related to the SFTI and FIX networks, software licenses and maintenance fees, as well as from consulting services. Colocation revenue is recognized monthly over the life of the contract. We also generate revenues from software license contracts and maintenance agreements. We provide software that allows customers to receive comprehensive market-agnostic connectivity, transaction and data management solutions. Software license revenues are recognized at the time of client acceptance and maintenance agreement revenues are recognized monthly over the life of the maintenance term subsequent to acceptance. Consulting services are offered for customization or installation of the software and for general advisory services. Consulting revenue is generally billed in arrears on a time and materials basis, although customers sometimes prepay for blocks of consulting services in bulk. We record revenues from subscription agreements on a pro rata basis over the life of the subscription agreements. The unrealized portions of invoiced subscription fees, maintenance fees and prepaid consulting fees are recorded as deferred revenue in our consolidated balance sheet.
We recognized $84 million in other revenues from NYSE Euronext from November 13, 2013 to December 31, 2013, including $41 million relating to technology service revenues, with the remaining amount primarily for trading license fees, fees for servicing existing listed companies, services provided to designated market makers, fees from brokers and clerks physically located on the trading floor and regulatory fees. In addition to the NYSE Euronext other revenues, the increase in other revenues for the year ended December 31, 2013, from the comparable period in 2012, is primarily due to revenues that we recorded following the WhenTech acquisition in September 2012 and the ICE Endex acquisition in March 2013, a reduction in the net interest paid to clearing members for their cash margin deposits at ICE Clear Europe and the fees that we recognized relating to the clearing services agreement for ICE Clear Europe to provide clearing services to NYSE Liffe from July 1, 2013 to November 12, 2013. The interest paid to clearing members is recorded as a reduction to other revenues. Effective January 1, 2013, ICE Clear Europe no longer pays clearing members basis points on certain cash margin deposits.
Transaction-Based Expenses
Following our acquisition of NYSE Euronext on November 13, 2013, we pay the SEC fees pursuant to Section 31 of the Securities Exchange Act of 1934 for transactions executed on U.S. security exchanges. These Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. We, in turn, collect activity assessment fees, which are included in transaction and clearing fees in the consolidated statements of income and in transaction-based expenses, from member organizations clearing or settling trades on the U.S. securities exchanges and recognizes these amounts when invoiced. Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as an accrued liability until paid. The activity assessment fees are designed so that they are equal to the Section 31 fees. As a result, neither the size of Section 31 fees nor the size of activity assessment fees has an impact on our net income.
We incur routing charges in the United States when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our U.S. securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We include costs incurred due to erroneous trade execution within routing and clearing. Furthermore, NYSE Arca incurs clearance, brokerage and related transaction expenses, which primarily include costs incurred in self-clearing activities, and per trade service fees paid to exchanges for trade execution.
Section 31 fees and routing fees collected from customers are recorded on a gross basis as a component of transaction and clearing fee revenue. Refer to Note 2 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on our revenue recognition policies.

Consolidated Operating Expenses
The following table presents our consolidated operating expenses (dollars in millions):

	Year Ended December 31,			Year Ended December 31,
	2013	2012	Change	2012	2011	Change
Compensation and benefits	$331	$251	32%	$251	$250	—%
Technology and communication	69	46	52	46	48	(4)
Professional services	60	33	81	33	35	(5)
Rent and occupancy	43	19	123	19	19	1
Acquisition-related transaction and integration costs	165	19	751	19	16	24
Selling, general and administrative	55	37	49	37	34	7
Depreciation and amortization	161	131	23	131	132	(1)
Total operating expenses	$884	$536	65%	$536	$534	—%
We expect our operating expenses to increase in absolute terms in future periods in connection with reflecting a full year of NYSE Euronext expenses, and the growth of our business and to vary from year to year in future periods based on the type and level of our acquisitions and other investments.
Compensation and benefits expenses
Consolidated compensation and benefits expenses increased for the last two years primarily due to increases in our employee headcount and employee termination costs. Our 2013 employee headcount increased primarily relating to the NYSE Euronext acquisition. Headcount increased from 1,013 employees as of December 31, 2011 to 1,077 employees as of December 31, 2012, an increase of 6%, and, excluding the NYSE Euronext employees, increased to 1,133 employees as of December 31, 2013, an increase of 5% compared to the prior year. As of December 31, 2013, we also had 3,099 employees relating to our NYSE Euronext acquisition. For the period from November 13, 2013 to December 31, 2013, we recognized compensation and benefits expenses of $75 million relating to NYSE Euronext. In addition to the headcount increase relating to the NYSE Euronext employees, additional headcount increases over the last several years were primarily due to other acquisitions and internal hiring for clearing, technology and compliance operations. Non-cash compensation expenses recognized in our consolidated financial statements for employee stock options and restricted stock were $56 million, $52 million and $53 million for the years ended December 31, 2013, 2012 and 2011, respectively.
We incurred employee termination costs of $7 million for both the years ended December 31, 2013 and 2012. The employee terminations during 2013 primarily related to broker terminations at Creditex, and terminations during 2012 primarily relating to our closure of the ICE Futures U.S. open outcry trading floor and additional broker terminations at Creditex. We also had $63 million in termination costs that occurred following our acquisition of NYSE Euronext, which are included in the acquisition-related transaction and integration costs discussed below.
The increases in compensation and benefits expenses due to employee headcount increases, employee termination expenses and non-cash compensation expenses increases were partially offset by decreases in our broker bonuses for each of the last two years relating to reduced Creditex CDS financial performance.
Technology and Communication Expenses
Consolidated technology and communication expenses increased for the year ended December 31, 2013, from the comparable period in 2012, primarily due to costs incurred at NYSE Euronext following our acquisition. We recognized $20 million in technology and communication expenses relating to NYSE Euronext during the period from November 13, 2013 to December 31, 2013.
Professional Services Expenses
Consolidated professional services expenses increased for the year ended December 31, 2013, from the comparable period in 2012, primarily due to costs incurred at NYSE Euronext following our acquisition. We recognized $29 million in professional services expenses relating to NYSE Euronext during the period from November 13, 2013 to December 31, 2013.
Rent and Occupancy Expenses
Consolidated rent and occupancy expenses increased for the year ended December 31, 2013, from the comparable period in 2012, primarily due to costs incurred at NYSE Euronext following our acquisition and $7 million in duplicate rent expenses and lease termination costs relating to the consolidation of multiple New York office locations that occurred during 2013. See “- Non-GAAP Financial Measures” below. We recognized $14 million in rent and occupancy expenses relating to NYSE Euronext during the period from November 13, 2013 to December 31, 2013.
Acquisition-Related Transaction and Integration Costs
We incurred $165 million in consolidated acquisition-related transaction and integration costs during the year ended December 31, 2013 primarily relating to our acquisitions of NYSE Euronext and ICE Endex. Of this amount, $97 million was related to fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms, deal-related bonuses to certain of our employees and other external costs directly related to the closed or proposed transactions. We also incurred $68 million in integration costs during the year ended December 31, 2013, subsequent to the NYSE Euronext acquisition, primarily relating to employee termination costs, costs incurred relating to the potential Euronext IPO, deal related bonuses and professional services costs incurred relating to the integration.
We incurred consolidated acquisition-related transaction costs during the year ended December 31, 2012 primarily relating to our pending acquisitions of NYSE Euronext and ICE Endex, our acquisition of WhenTech, and a potential acquisition that did not occur and is no longer being actively pursued. During the year ended December 31, 2011, these costs primarily related to our potential acquisition of NYSE Euronext during 2011 and our Cetip investment.
We expect to continue to explore and pursue various potential acquisitions and other strategic opportunities to strengthen our competitive position and support our growth. As a result, we will incur acquisition-related transaction costs in future periods. See “- Non-GAAP Financial Measures” below.
Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses increased for the year ended December 31, 2013, from the comparable period in 2012, primarily due to costs incurred at NYSE Euronext following our acquisition. We recognized $15 million in selling, general and administrative expenses relating to NYSE Euronext during the period from November 13, 2013 to December 31, 2013. Consolidated selling, general and administrative expenses increased for the year ended December 31, 2012, from the comparable period in 2011, primarily due to increases in certain expenses related to taxes other than income taxes, travel and entertainment and insurance for the year ended December 31, 2012.
Depreciation and Amortization Expenses
We recorded amortization expenses on the intangible assets acquired as part of our acquisitions, as well as on the Russell licensing agreement intangible assets, of $76 million, $69 million and $76 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expenses increased for the year ended December 31, 2013, from the comparable period in 2012, primarily due to additional amortization expenses recorded on the intangible assets associated with our acquisition of NYSE Euronext. We recognized $10 million in amortization expenses on the NYSE Euronext intangible assets during the period from November 13, 2013 to December 31, 2013. Amortization expenses decreased for the year ended December 31, 2012, from the comparable period in 2011, primarily due to certain intangible assets acquired in prior acquisitions becoming fully amortized during the year ended December 31, 2012.
We recorded depreciation expenses on our fixed assets of $85 million, $61 million and $57 million for the years ended December 31, 2013, 2012 and 2011, respectively. We recognized $16 million in depreciation expenses relating to the NYSE Euronext fixed assets during the period from November 13, 2013 to December 31, 2013. Depreciation expenses also increased for each of the past two years primarily due to additional depreciation expenses recorded on increased fixed asset additions and capitalized internally developed software, including the building we purchased in Atlanta, Georgia in July 2013 for $38 million, which will be depreciated over its estimated remaining useful life of 30 years. See “- Cash Flow - Investing Activities” below.

Consolidated Non-Operating Income (Expenses)
The following tables present our consolidated non-operating income (expenses) (dollars in millions):

	Year Ended December 31,			Year Ended December 31,
	2013	2012	Change	2012	2011	Change
Other income (expense):
Interest and investment income	$3	$2	102%	$2	$3	(35)%
Interest expense	(56)	(39)	45	(39)	(35)	13
Other expense, net	(237)	—	n/a	—	(1)	(95)
Total other expense, net	$(290)	$(37)	677%	$(37)	$(33)	13%
Net income attributable to non-controlling interest	$(16)	$(10)	58%	$(10)	$(12)	16%
The increases in consolidated interest expense over the last two years are primarily due to an increase in the overall amount of debt outstanding during each of the periods. See “- Debt” below.
We acquired 31.6 million shares, or 12%, of the common stock of Cetip for an aggregate consideration of $514 million in cash in July 2011. We account for our investment in Cetip as an available-for-sale investment and it is classified as a long-term investment in our consolidated balance sheet. As of December 31, 2013, the fair value of the equity security investment was $324 million. Our investment in Cetip was made in, and the shares are valued in, Brazilian reais. Changes in the fair value of available-for-sale securities that are considered to be temporary are reflected in accumulated other comprehensive income, and include the effects of both stock price and foreign currency translation fluctuations. The unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. Realized gains and losses, and declines in value deemed to be other-than-temporary are recognized in earnings. The accumulated losses of $190 million as of December 31, 2013, including losses of $67 million for the year ended December 31, 2013, resulted from $162 million in foreign currency translation losses relating to the decrease in value of the Brazilian real relative to the U.S. dollar from the investment date in July 2011 through December 31, 2013 and by a $28 million decrease in the stock price of Cetip through December 31, 2013.
The impairment of Cetip of $190 million was recorded as other expense and was driven primarily by the significant continued devaluation of the Brazilian real since the investment was made and the expectation that the currency is not going to appreciate in the foreseeable future nor will the forecasted share price of Cetip increase be sufficient to recover the unrealized loss. The impairment will not be deductible for income tax purposes. Refer to Note 5 to our consolidation financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on this impairment.
On October 16, 2013, following the issuance of $1.4 billion in Senior Notes (as defined below), we prepaid our Private Senior Notes (as defined below) representing $400 million aggregate principal amount. In connection with the early payoff of the Private Senior Notes, we incurred $51 million in expenses relating to a $49 million pre-payment to the Private Senior Notes investors and an associated $2 million write off of the debt issuance costs. The $51 million pre-payment expense was recorded as other expense. See “- Debt” below.
We incurred foreign currency transaction losses of $2 million and $4 million for the years ended December 31, 2013 and 2012, respectively. Foreign currency gains and losses are recorded in other income (expense) and relate to the settlement of foreign currency assets, liabilities and payables that occur through our foreign operations that are received in non-functional currencies due to the increase or decrease in the period-end foreign currency exchange rates between periods.
During the year ended December 31, 2013, we incurred $3 million in settlements and accruals for various outstanding legal matters, which were recorded as other expense. During the year ended December 31, 2011, we settled two outstanding legal matters by paying the separate plaintiffs a cash payment, and we sold our minority stake in an exchange located in China that was acquired as part of the assets of CLE. The two legal settlements and the divestiture, none of which were individually significant, resulted in a net loss of $1 million for the year ended December 31, 2011 and were recorded as other expense.
Partially offsetting these other expenses were dividend income received relating to our Cetip investment, which was $8 million, $5 million and $2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests. As of December 31, 2012, non-controlling interest related to the operating results of our CDS clearing subsidiaries in which non-ICE limited partners held a 45.5% net profit sharing interest. During the year ended December 31, 2013, we purchased 3% of the net profit sharing interest in our CDS clearing subsidiaries from various non-ICE limited partners and the remaining non-ICE limited partners hold a 42.5% net profit sharing interest as of December 31, 2013. In connection with our acquisition of NYSE Euronext, we now a have non-controlling interest related to various minority ownership interests held in our majority owned subsidiary, NYSE Amex Options. In connection with our 79% acquisition of the derivatives and spot gas business of the former APX-ENDEX on March 26, 2013, Gasunie’s 21% ownership is included in the non-controlling interest line subsequent to the acquisition date. The increase in the net income attributable to non-controlling interests for the year ended December 31, 2013, from the comparable periods in 2012, is primarily related to these new non-controlling interests and the increase in the CDS clearing revenues during the year ended December 31, 2013. The decrease in the net income attributable to non-controlling interest for the year ended December 31, 2012, from the comparable period in 2011, is primarily related to the decrease in the CDS revenues during this same period. See “- Consolidated Revenues - Transaction and Clearing Fees” above.

Income Tax Provision
Consolidated income tax expense was $230 million, $228 million and $238 million for the years ended December 31, 2013, 2012 and 2011, respectively. The change in consolidated income tax expense between years is primarily due to the change in our pre-tax income and the change in our effective tax rate each year. Our effective tax rate was 46%, 29% and 31% for the years ended December 31, 2013, 2012 and 2011, respectively. The effective tax rate for the year ended December 31, 2013 is higher than the statutory federal rate primarily due to the non-tax deductible impairment loss on the Cetip investment along with state income taxes, a foreign tax law change and other items. Other items are primarily driven by non-tax deductible transaction costs relating to the NYSE Euronext acquisition and the effect of tax rate changes on our deferred tax balances. These unfavorable adjustments were partially offset by the favorable foreign tax rate differential. The effective tax rates for the years ended December 2012 and 2011 are lower than the statutory federal rate primarily due to the favorable foreign tax rate differential, partially offset by state income taxes.

Quarterly Results of Operations
We believe the following quarterly unaudited consolidated statements of income data has been prepared on substantially the same basis as our audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our consolidated results of operations for the quarters presented. The historical results for any quarter do not necessarily indicate the results expected for any future period. This unaudited condensed consolidated quarterly data should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following table sets forth quarterly consolidated statements of income data (in millions):

	Three Months Ended,
	December 31, 2013(1)	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Revenues:
Transaction and clearing fees, net:
North American natural gas futures and options contracts	$44	$39	$49	$50	$47	$48	$55	$71
ICE Brent Crude futures and options contracts	50	58	62	58	49	56	59	50
ICE Gasoil futures and options contracts	21	24	26	25	23	25	24	25
Other oil futures and options contracts	21	25	25	25	20	21	21	23
Sugar futures and options contracts	18	23	27	22	14	20	25	21
North American power futures and options contracts	17	16	20	19	20	18	20	22
ICE emission futures and options contracts	13	10	14	17	21	16	14	16
Equity indexes futures and options contracts	12	7	8	7	7	7	9	8
Interest rates futures and options contracts	29	—	—	—	—	—	—	—
U.S. and European equity derivatives futures and options contracts	18	—	—	—	—	—	—	—
Other futures and options contracts	42	29	37	33	29	25	33	31
Credit default swaps	34	38	40	33	35	33	36	40
U.S. and European cash equities	166	—	—	—	—	—	—	—
Other	18	11	11	11	12	10	11	15
Total transaction and clearing fees, net	503	280	319	300	277	279	307	322
Market data fees	91	40	40	41	38	36	37	36
Listing fees	35	—	—	—	—	—	—	—
Other revenues	104	18	13	11	9	8	7	7
Total revenues	733	338	372	352	324	323	351	365
Transaction-based expenses	121	—	—	—	—	—	—	—
Total revenues, less transaction-based expenses	612	338	372	352	324	323	351	365
Operating expenses:
Compensation and expenses	138	60	67	66	56	62	65	68
Technology and communication	33	13	12	11	11	11	12	12
Professional services	37	7	8	8	8	8	8	9
Rent and occupancy	20	5	10	8	5	5	5	4
Acquisition-related transaction and integration costs	133	6	8	18	9	2	4	4
Selling, general and administrative	27	10	9	9	8	8	10	11
Depreciation and amortization	61	35	33	32	34	33	32	32
Total operating expenses	449	136	147	152	131	129	136	140
Operating income	163	202	225	200	193	194	215	225
Other expense, net(2)	264	9	8	9	9	9	9	10
Income tax expense	69	48	59	54	51	51	61	65
Net income (loss)	$(170)	$145	$158	$137	$133	$134	$145	$150
Net income attributable to non-controlling interest	(6)	(4)	(5)	(1)	(3)	(3)	(2)	(2)
Net income (loss) attributable to ICE Group	$(176)	$141	$153	$136	$130	$131	$143	$148

(1)	We acquired NYSE Euronext on November 13, 2013 and have included their financial results in our results of operations for the period from November 13, 2013 to December 31, 2013.

(2)
Other expense, net for the three months ended December 31, 2013 includes a $190 million impairment loss on our Cetip investment and a $51 million expense relating to the early payoff of outstanding debt. See “- Consolidated Non-Operating Income (Expenses)” above.

Liquidity and Capital Resources
Since our inception, we have financed our operations, growth and cash needs primarily through income from operations and borrowings under our various debt facilities. Our principal capital requirements have been to fund capital expenditures, working capital, strategic acquisitions and investments, stock repurchases and the continued development of our electronic trading and clearing platforms. We believe that our cash on hand and cash flows from operations will be sufficient to repay our outstanding debt as it matures. In the future, we may need to incur additional debt or issue additional equity securities. See “- Debt” and “- Future Capital Requirements” below. We also expect to use the net proceeds of the planned IPO of Euronext and the planned NYSE Technology divestiture to pay down certain of our outstanding debt. See “- Recent Developments” above.
On November 13, 2013, we acquired NYSE Euronext in a stock and cash transaction. We paid cash consideration of $2.7 billion and issued an aggregate number of shares of common stock of 42.4 million shares to NYSE Euronext stockholders. The cash consideration was funded from cash on hand, $1.4 billion of net proceeds received in October 2013 in connection with ICE Group's public offering and sale of Senior Notes and $400 million of borrowings under our Revolving Facility (as defined below). We refinanced the new borrowings under our Revolving Facility and the $450 million borrowed under the 364 Day Facility (as defined below) through the issuance of a commercial paper program. See “- Debt” below.
Upon maturity of old issuances and to the extent old issuances are not repaid by cash on hand, we are exposed to the rollover risk of not being able to issue new commercial paper. In order to mitigate the rollover risk, we maintain undrawn backstop bank facilities for an aggregate amount equaling at any time the amount issued under our commercial paper program. In case we would not be able to issue new commercial paper, we could draw on these backstop facilities, which would result in higher interest expense.
Consolidated cash and cash equivalents were $961 million and $1.6 billion as of December 31, 2013 and 2012, respectively. We had $437 million and $391 million in short-term and long-term investments as of December 31, 2013 and 2012, respectively, and $438 million and $250 million in short-term and long-term restricted cash and investments as of December 31, 2013 and 2012, respectively. We consider all short-term, highly liquid investments with remaining maturity dates of three months or less at the time of purchase to be cash equivalents. We classify all investments with original maturity dates in excess of three months but less than one year as short-term investments and all investments that we intend to hold for more than one year as long-term investments. Cash and investments that are not available for general use, either due to regulatory requirements or through restrictions in specific agreements, are classified as restricted cash and investments.
As of December 31, 2013, the amount of unrestricted cash held by our non-U.S. subsidiaries was $576 million. While we consider our non-U.S. earnings to be indefinitely reinvested overseas, if these cash balances are needed for our operations in the United States, any repatriation by way of dividend may be subject to both U.S. federal and state income taxes, as adjusted for any non-U.S. tax credits. However, we do not have any current needs or foreseeable plans to repatriate cash by way of dividends from our non-U.S. subsidiaries.
Our cash and cash equivalents and financial investments are managed as a global treasury portfolio of non-speculative financial instruments that are readily convertible into cash, such as overnight deposits, term deposits, money market funds, mutual funds for treasury investments, short duration fixed income investments and other money market instruments, thus ensuring high liquidity of financial assets. We may invest a portion of our cash in excess of short-term operating needs in investment-grade marketable debt securities, including government or government sponsored agencies and corporate debt securities.
Certain of these investments, with an original maturity of greater than three months, will be classified as available-for-sale in accordance with relevant accounting standards. Available-for-sale investments are carried at their fair values with unrealized gains and losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income. Realized gains and losses, and declines in value deemed to be other-than-temporary on available-for-sale investments, are recognized currently in earnings. We do not have any investments classified as held-to-maturity or trading.
As of December 31, 2013, $450 million remains available for stock repurchases under our stock repurchase program. We did not repurchase any shares of our common stock on the open market during the year ended December 31, 2013. During the year ended December 31, 2012, we repurchased 416,858 shares of our common stock on the open market at a cost of $53 million. Since 2008, we have repurchased 6.1 million shares of our common stock on the open market at a cost of $619 million. We expect to fund any remaining share repurchases with a combination of cash on hand, future cash flows and by borrowing under our credit facilities. The timing and extent of any future repurchases is at the discretion of our management and will depend upon market conditions, our stock price and our strategic plans at that time. We may discontinue our stock repurchases at any time.

Cash Flow
The following tables present the major components of net increases in cash and cash equivalents (in millions):

	Year Ended December 31,
	2013	2012	2011
Net cash provided by (used in):
Operating activities	$735	$733	$713
Investing activities	(2,523)	(118)	(615)
Financing activities	1,119	172	105
Effect of exchange rate changes	18	2	(2)
Net (decrease) increase in cash and cash equivalents	$(651)	$789	$201
Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital.
Investing Activities
Consolidated net cash used in investing activities for the years ended December 31, 2013, 2012 and 2011 primarily relates to cash paid for acquisitions, increases in the restricted cash and investment balances, purchases of available-for-sale investments, capitalized software development costs and capital expenditures. We paid cash for acquisitions, net of cash acquired, of $2.2 billion, $18 million and $10 million, respectively, for the years ended December 31, 2013, 2012 and 2011, primarily relating to the NYSE Euronext and ICE Endex acquisitions during the year ended December 31, 2013 and the WhenTech acquisition during the year ended December 31, 2012. We had net increases in restricted cash and investments of $75 million, $32 million and $2 million for the years ended December 31, 2013, 2012 and 2011, respectively. The restricted cash increase in 2013 primarily related to increases in the regulatory capital of ICE Futures Europe, ICE Clear Europe and ICE Futures U.S., resulting from adjustments to the regulatory capital calculations to no longer allow for certain deductions in the calculations of the six months of operating expenditures. The restricted cash increase in 2012 primarily related to mandated changes in the calculations of regulatory capital at ICE Futures Europe and ICE Clear Europe as well as additional costs incurred at both of these companies due to growth of these businesses. Primarily for regulatory purposes, we purchased short-term available-for-sale investments of $42 million for the year ended December 31, 2013 and we had a net increase in investments classified as available-for-sale of $512 million for the year ended December 31, 2011 due to the Cetip investment. We had capital expenditures of $136 million, $32 million and $57 million for the years ended December 31, 2013, 2012 and 2012, respectively, and we had capitalized software development expenditures of $45 million (including $8 million at NYSE Euronext subsequent to its acquisition on November 13, 2013), $36 million and $30 million for the years ended December 31, 2013, 2012 and 2011, respectively. The capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platforms and clearing houses, purchases of corporate aircraft, and, for the year ended December 31, 2013, a $38 million purchase of a building in Atlanta Georgia to serve as our headquarters and $19 million in leasehold improvements associated with the new office space in New York.
Financing Activities
Consolidated net cash provided by financing activities for the year ended December 31, 2013 primarily relates to $3.8 billion in borrowings under our debt facilities, partially offset by $2.5 billion in repayments under our debt facilities, $77 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises (including $52 million relating to treasury shares received for shares that vested for NYSE Euronext employees at the acquisition date), $75 million in dividend payments to our shareholders and a $49 million termination fee relating to the early payoff of debt. Consolidated net cash provided by financing activities for the year ended December 31, 2012 primarily relates to $295 million in borrowings under our debt facilities, partially offset by $53 million in repurchases of common stock, $50 million in repayments under the debt facilities and $19 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises. Consolidated net cash provided by financing activities for the year ended December 31, 2011 primarily relates to $1.3 billion in borrowings under our debt facilities, partially offset by $992 million in repayments under our debt facilities, $175 million in repurchases of common stock and $16 million in debt issuance costs relating to the new credit facilities. See “- Debt” below for a discussion of the debt facilities.

Debt
Our total debt, including short-term and long-term debt, consisted of the following as of December 31, 2013 and 2012 (in millions):

	As of December 31,
	2013	2012
Debt:
Commercial Paper	$1,080	$—
Credit Facilities:
Revolving Facility	—	113
Term Loan Facility	55	50
Short-term debt	1,135	163
Senior Notes:
2018 Senior Notes (2.5% senior unsecured notes due October 15, 2018)	599	—
2023 Senior Notes (4.0% senior unsecured notes due October 15, 2023)	794	—
NYSE Euronext Notes:
NYSE Euronext EUR Notes (5.375% senior unsecured notes due June 30, 2015)	1,353	—
NYSE Euronext USD Notes (2.0% senior unsecured notes due October 5, 2017)	854	—
Credit Facilities:
Revolving Facility	—	182
Term Loan Facility	323	387
Private Senior Notes	—	400
Long-term debt	3,923	969
Total debt	$5,058	$1,132
Revolving Facility and Term Loan Facility (the Credit Facilities)
In November 2011, we entered into senior unsecured credit facilities in the aggregate amount of $2.6 billion, or the Credit Facilities. The Credit Facilities include an option for us to propose an increase in the aggregate amount available for borrowing by $400 million during the term of the Credit Facilities. The Credit Facilities consist of (i) an aggregate $500 million five-year senior unsecured term loan facility, or the Term Loan Facility, and (ii) an aggregate $2.1 billion five-year senior unsecured multicurrency revolving credit facility, or the Revolving Facility. As of December 31, 2013, we have $378 million aggregate principal amount of borrowings outstanding in the form of a LIBOR rate loan with a stated interest rate of 2.41% per annum under the Term Loan Facility. The Credit Facilities mature on November 9, 2016. We may prepay the outstanding loans under the Credit Facilities, in whole or in part, without premium or penalty.
During December 2012, we borrowed $295 million under the Revolving Facility for temporary borrowing capacity to facilitate intercompany transactions, all of which was subsequently repaid in 2013. On October 31, 2013, we borrowed $900 million under the Revolving Facility, of which $400 million were used to pay the cash portion of the purchase price for the acquisition of NYSE Euronext while the remaining $500 million was used to pay off the outstanding commercial paper obligations of NYSE Euronext, as well as to fund certain deal related fees and expenses. On December 24, 2013, we repaid the $900 million borrowed under the Revolving Facility with the proceeds from the issuance of commercial paper, as discussed below, and with cash on hand. As of December 31, 2013, of the $2.1 billion that was available for borrowing under the Revolving Facility, $1.1 billion is required to back stop the Commercial Paper program discussed below, and $303 million is reserved for our clearing houses.
Of the amounts available under the Revolving Facility: (i) $150 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear Europe, (ii) $100 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear Credit, (iii) $50 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear U.S., (iv) $3 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear Canada, and (v) the remainder, plus any portion of the proceeds no longer necessary to be reserved for the foregoing purposes, are available to us to use for working capital and general corporate purposes. From time to time, we may agree to provide additional liquidity to our subsidiaries to meet regulatory capital requirements, general corporate purposes or short term liquidity needs.

On September 27, 2013, we agreed with the lenders under the Credit Facilities to amend the terms of the Credit Facilities to make certain changes, including, effective upon the consummation of the NYSE Euronext acquisition, to add ICE Group and NYSE Euronext as guarantors under the Credit Facilities and elevate reporting and financial covenants to ICE Group and its consolidated subsidiaries.
The Credit Facilities contain affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required notices or approvals for acquisitions, dispositions of assets and certain investments in subsidiaries, the incurrence of additional debt or the creation of liens and other matters. The Credit Facilities also contain other customary representations, warranties and covenants.
Private Senior Notes
Simultaneous with entering into the Credit Facilities in November 2011, we also entered into a note purchase agreement with various institutional investors providing for the sale of $400 million aggregate principal amount of our senior notes, consisting of $200 million of our 4.13% Senior Notes, Tranche A, due November 9, 2018 and $200 million of our 4.69% Senior Notes, Tranche B, due November 9, 2021, or collectively, the Private Senior Notes. The Private Senior Notes were sold in a private offering exempt from the registration provisions of the Securities Act of 1933, as amended.
On September 27, 2013, we and the holders of the outstanding Private Senior Notes entered into a first amendment and waiver agreement, or the Amendment and Waiver, to the note purchase agreement. On October 16, 2013, following the issuance of the Senior Notes discussed below and in accordance with the Amendment and Waiver, we prepaid the $400 million aggregate principal amount of Private Senior Notes. In connection with the early payoff of the Private Senior Notes, we incurred $51 million in expenses relating to a $49 million pre-payment to the Private Senior Notes investors and an associated $2 million write off of the related debt issuance costs. The $51 million expense was recorded as other expense in the consolidated statement of income for the year ended December 31, 2013. As discussed below, to fund the prepayment of the Private Senior Notes and the associated pre-payment, we borrowed $450 million on October 11, 2013 under the 364 Day Facility. Accrued interest of $8 million was also paid in connection with this prepayment.
364 Day Facility
On July 12, 2013, we entered into a new $600 million 364 day senior unsecured revolving credit facility, or the 364 Day Facility, pursuant to a credit agreement with Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the lenders signatory thereto. The 364 Day Facility includes an option for us to propose an increase in the aggregate amount available by $200 million during the term of the 364 Day Facility. The 364 Day Facility may be used for our working capital and general corporate purposes. As discussed above, on October 11, 2013, we borrowed $450 million under the 364 Day Facility to fund the prepayment of the Private Senior Notes and associated pre-payment in an aggregate amount of $449 million. With certain exceptions, we may prepay the outstanding loans under the 364 Day Facility, in whole or in part, without premium or penalty. On December 20, 2013, we repaid the $450 million borrowed under the 364 Day Facility with the proceeds from the issuance of commercial paper, as discussed below. As of December 31, 2013, the full amount of $600 million was available for borrowing under our 364 Day Facility.
On September 27, 2013, we agreed with the lenders under the 364 Day Facility to amend the terms of the 364 Day Facility in a manner substantially consistent with the amendments to the Credit Facilities as described above. The 364 Day Facility contains affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required notices or approvals for acquisitions, dispositions of assets, the incurrence of additional debt or the creation of liens and other fundamental changes to our business that are substantially similar to those in the Credit Facilities.
Senior Notes
On October 8, 2013, we issued $600 million aggregate principal amount of 2.50% senior unsecured fixed rate notes due 2018, or the 2018 Senior Notes, and $800 million aggregate principal amount of 4.00% senior unsecured fixed rate notes due 2023, or the 2023 Senior Notes, together with the 2018 Senior Notes, the Senior Notes. The 2018 Senior Notes will mature on October 15, 2018, and the 2023 Senior Notes will mature on October 15, 2023. Interest on the Senior Notes will be payable on April 15 and October 15 of each year, beginning on April 15, 2014.
We used the net proceeds from the Senior Notes offering to finance, together with cash on hand and the $400 million borrowed on October 31, 2013 under the Revolving Facility, the $2.7 billion cash portion of the purchase price of the acquisition of NYSE Euronext.
The Senior Notes contain affirmative and negative covenants, including, but not limited to, certain redemption rights, limitations on liens and indebtedness, limitations on certain mergers, sales, dispositions and lease-back transactions.

NYSE Euronext Notes
In connection with the acquisition of NYSE Euronext, we assumed the outstanding NYSE Euronext debt instruments. As of the November 13, 2013 acquisition date, NYSE Euronext had outstanding $850 million of 2.0% senior unsecured fixed rate notes due in October 2017, or the NYSE Euronext USD Notes, and €920 million of 5.375% senior unsecured fixed rate notes due in June 2015, or the NYSE Euronext EUR Notes, and together with the NYSE Euronext USD Notes, the NYSE Euronext Notes.
In accordance with purchase accounting, we recorded these outstanding notes at fair value on the November 13, 2013 acquisition date. Based on public debt prices, as of this date, the NYSE Euronext USD Notes had a fair value of $854 million (an increase of $4 million from its November 13, 2013 face value) and the NYSE Euronext EUR Notes had a fair value of $1.3 billion (an increase of $89 million from its November 13, 2013 face value). The increase in the carrying amount of the NYSE Euronext Notes to record them at fair value is amortized as a reduction to the interest expense recorded by us in the consolidated statements of income over the remaining maturities of the NYSE Euronext Notes. As of December 31, 2013, the outstanding amounts under the NYSE Euronext USD Notes and the NYSE Euronext EUR Notes were $850 million and €920 million ($1.3 billion), respectively.
The terms of the bonds do not contain any financial covenants. The bonds may be redeemed by us or the bond holders under certain customary circumstances, including a change in control accompanied by a downgrade of the bonds below an investment grade rating. The terms of the bonds also provide for customary events of default and a negative pledge covenant.

Guarantees
In order to avoid structural subordination among the Credit Facilities, 364 Day Facility, Senior Notes and the NYSE Euronext Notes, in connection with the acquisition of NYSE Euronext, the issuers and borrowers of these debt instruments entered into cross guarantees of these debt obligations while they are part of the same consolidated group. The guarantees of ICE Group, as a standalone entity, will remain in place until each applicable debt obligation has been satisfied. IntercontinentalExchange, Inc. and NYSE Euronext’s guarantees will remain in place until certain conditions are satisfied, which, in IntercontinentalExchange, Inc.’s case, includes IntercontinentalExchange, Inc. no longer being an obligor (issuer or borrower) under the Credit Facilities and, in NYSE Euronext’s case, includes ICE Group’s senior unsecured long-term indebtedness maintaining certain minimum credit ratings in the absence of the NYSE Euronext guarantee. This is only a summary of the full terms of the guarantees, which have been filed with the SEC.
Commercial Paper Program
On December 16, 2013, we entered into a U.S. dollar commercial paper program, or the Commercial Paper Program, in order to refinance the borrowings under the Revolving Facility and the 364 Day Facility as described above. The Commercial Paper Program is backed by the borrowing capacity available under the Revolving Facility, equal to the amount of the commercial paper that is issued and outstanding. We used the net proceeds from the notes issued under the Commercial Paper Program along with cash on hand to repay the $900 million borrowed under the Revolving Facility and the $450 million borrowed under the 364 Day Facility. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (USD LIBOR). The fluctuation of these rates due to market conditions may therefore impact our interest expense.
Commercial paper notes with an aggregate par value of $1.1 billion and original maturities ranging from 1 to 97 days were outstanding as of December 31, 2013 under the Commercial Paper Program. As of December 31, 2013, the weighted average interest rate on the $1.1 billion outstanding under the Commercial Paper Program was 0.28% per annum, with a weighted average maturity of 33 days.
Committed Repo
To provide liquidity of margin and guaranty fund deposits upon a clearing member default, ICE Clear U.S. entered into a $235 million Committed Repurchase Agreement Facility, or Committed Repo. The Committed Repo provides ICE Clear U.S. with liquidity in the event of a clearing member default that was associated with a market disruption that might make it difficult for ICE Clear U.S. to sell and settle on a same-day basis the defaulting clearing member’s initial margin and guaranty fund U.S. Treasury securities deposits. During the first half of 2014, ICE Clear U.S. intends to increase its Committed Repo to a total of $300 million. Similarly, during the first half 2014, ICE Clear Europe and ICE Clear Credit each intend to enter into $1 billion Committed Repos with approximately 10 international banks for liquidity purposes.

Multicurrency Payment Facility
During December 2013, ICE Clear U.S. entered into a $75 million secured multicurrency payment facility with Euroclear Bank S.A. ICE Clear U.S. requires its clearing members to meet non-U.S. dollar payment obligations in the currency of the obligation. ICE Clear U.S. also accepts foreign currencies as collateral to satisfy original margin requirements for those contracts which are denominated in a foreign currency. This payment facility provides same-day liquidity for ICE Clear U.S. to make payments in all of its variation margin currencies if a clearing member were to fail to make payment in that currency, while using original margin from the defaulting clearing member as security.
Future Capital Requirements
Our future capital requirements will depend on many factors, including the rate of our trading and clearing volume growth, strategic plans and acquisitions, required technology and clearing initiatives, regulatory requirements, the timing and introduction of new products and enhancements to existing products, the geographic mix of our business, and the continuing market acceptance of our electronic platform. We currently expect to make aggregate operational capital expenditures and to incur capitalized software development costs ranging between $180 million and $200 million for the year ended December 31, 2014, which we believe will support the enhancement of our technology and the continued expansion of our businesses. In addition, we currently expect $50 million to $60 million in capital expenditures during 2014 on real estate expenditures, primarily associated with our new headquarters in Atlanta and our headquarters in New York.
Following the acquisition of NYSE Euronext, our board of directors has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be determined quarterly by the board or audit committee of the board of directors taking into account such factors as our evolving business model, prevailing business conditions and our financial results and capital requirements, without a predetermined annual net income payout ratio. During the fourth quarter of 2013, we paid a quarterly dividend of $0.65 per share of our common stock for an aggregate payout of $75 million.
As of December 31, 2013, we have $5.1 billion in outstanding debt. See “- Debt” above. As of December 31, 2013, we have $600 million available under our 364 Day Facility for general corporate purposes. After factoring in the $1.1 billion required to back stop the Commercial Paper Program and the $303 million reserved for our clearing houses as discussed above, as of December 31, 2013, $717 million of our Revolving Facility was available for general corporate purposes. The Commercial Paper Program is backed by the borrowing capacity available under the Revolving Facility, with the amount under the Revolving Facility reserved equal to the amount of the commercial paper that is issued and outstanding.
The Revolving Facility, the 364 Day Facility and the Commercial Paper Program are currently the only significant agreements or arrangements that we have with third parties for liquidity and capital resources. In the event of any strategic acquisitions, mergers or investments, or if we are required to raise capital for any reason or desire to return capital to our stockholders, we may incur additional debt, issue additional equity to raise the necessary funds, repurchase additional shares of our common stock or pay a dividend. However, we cannot provide assurance that such financing or transactions will be available or successful, or that the terms of such financing or transactions will be favorable to us. We believe that our cash flows from operations will be sufficient to fund our debt, working capital needs and capital expenditure requirements for the foreseeable future. We also expect to use the net proceeds of the planned IPO of Euronext and the planned NYSE Technology divestiture to pay down certain of our outstanding debt. See “- Recent Developments” above.
We are obligated to contribute an aggregate of $100 million to the ICE Clear Credit guaranty fund and the ICE Clear Europe CDS guaranty fund and have already contributed $50 million to the ICE Clear Credit guaranty fund and $10 million to the ICE Clear Europe CDS guaranty fund as of December 31, 2013. We are obligated to contribute an additional $40 million to the ICE Clear Europe CDS guaranty fund and of the remaining contributions, $15 million is required to be made one year from the launch of CDS client clearing at ICE Clear Europe, or October 7, 2014, and the remaining $25 million is required to be made by October 7, 2015.
When EMIR becomes effective later in 2014, the Bank of England restricted cash capital requirements for ICE Clear Europe will be superseded by the EMIR capital requirements, which would require an estimated increase in the liquid regulatory capital requirements ranging from $140 million to $150 million. This increase will be satisfied by way of additional restricted cash through our cash on hand. In connection with ICE Clear U.S.’s recognition as a third party QCCP, we contributed $50 million to ICE Clear U.S.’s guaranty fund as of January 1, 2014, through our cash on hand. See “- Recent Development and Trends - Restricted Cash and Investments" above.
Non-U.S. GAAP Financial Measures
We use non-U.S. GAAP measures internally to evaluate our performance and in making financial and operational decisions. When viewed in conjunction with our U.S. GAAP results and the accompanying reconciliation, we believe that our presentation of these measures provides investors with greater transparency and a greater understanding of factors affecting our financial condition and results of operations than U.S. GAAP measures alone. In addition, we believe the presentation of these measures is useful to investors for period-to-period comparison of results because the items described below are not reflective of our core business performance. These financial measures are not in accordance with, or an alternative to, U.S. GAAP financial measures and may be different from non-U.S. GAAP measures used by other companies. We use adjusted net income attributable to ICE Group and adjusted earnings per share attributable to ICE Group common shareholders because we believe they more clearly highlight trends in our business that may not otherwise be apparent when relying solely on U.S. GAAP financial measures, since these measures eliminate from our results specific financial items that have less bearing on our operating performance. We strongly recommend that investors review the U.S. GAAP financial measures included in this Annual Report on Form 10-K, including our consolidated financial statements and the notes thereto.
Adjusted net income attributable to ICE Group for the periods presented below is calculated by adding net income attributable to ICE Group, the adjustments described below, which are not reflective of our core business performance, and their related income tax effect. The following table reconciles net income attributable to ICE Group to adjusted net income attributable to ICE Group and calculates adjusted earnings per share attributable to ICE Group common shareholders for the periods presented below (in millions, except per share amounts):

	Year Ended December 31,			Three Months Ended December 31,
	2013	2012	2011	2013	2012	2011
Net income (loss) attributable to ICE Group	$254	$552	$510	$(176)	$130	$127
Add: Cetip impairment loss	190	—	—	190	—	—
Add: NYSE Euronext transaction and integration costs and banker fees related to other transactions	162	9	4	131	9	—
Add: Duplicate rent expenses and lease termination costs	7	—	—	—	—	—
Add: Early payoff of outstanding debt	51	—	—	51	—	—
Add: Costs expensed related to the Credit Facilities	—	—	3	—	—	3
Less: Income tax effect related to the items above and impact of certain foreign tax law changes	(18)	(4)	(1)	(4)	(4)	(1)
Adjusted net income attributable to ICE Group	$646	$557	$516	$192	$135	$129
Earnings (loss) per share attributable to ICE Group common shareholders:
Basic	$3.24	$7.59	$6.97	$(1.85)	$1.78	$1.75
Diluted	$3.21	$7.52	$6.90	$(1.83)	$1.76	$1.73
Adjusted earnings per share attributable to ICE Group common shareholders:
Adjusted basic	$8.24	$7.66	$7.05	$2.02	$1.86	$1.77
Adjusted diluted	$8.17	$7.60	$6.98	$2.00	$1.84	$1.75
Weighted average common shares outstanding:
Basic	78	73	73	95	73	73
Diluted	79	73	74	96	73	73
We include acquisition-related transaction costs as part of our core business expenses, except for those that are directly related to the announcement, closing, financing or termination of a transaction. However, we are including all of the acquisition-related transaction and integration costs relating to our acquisition of NYSE Euronext as non-U.S. GAAP adjustments given the size of the acquisition. During the year and three months ended December 31, 2013, in addition to the NYSE Euronext acquisition-related transaction and integration costs, we also include as adjustments the impairment loss recorded on our equity investment in Cetip, the banker success fee relating to the acquisition of ICE Endex, the expense relating to the early payoff of outstanding debt, the impact of certain foreign tax law changes that occurred during the fourth quarter of 2013 and the duplicate rent expenses and lease termination costs we incurred as we consolidated multiple New York office locations in the current year. During the year and three months ended December 31, 2012, we recognized as an adjustment transaction-related costs relating to our acquisition of NYSE Euronext. During the year and/or three months ended December 31, 2011, we recognized as adjustments a banker fee related to our investment in Cetip and certain interest expenses related to our Credit Facilities. For additional information on these items, refer to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments
The following table presents, for the periods indicated, our contractual obligations (which we intend to fund from operations) and commercial commitments as of December 31, 2013 (in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Short-term and long-term debt and interest	$5,597	$1,277	$1,799	$1,561	$960
Russell licensing agreement (minimum annual payments)	75	20	40	15	—
Additional funding of ICE Clear Europe's guaranty fund under EMIR requirements	150	150	—	—	—
Commitment to fund ICE Clear Europe's CDS guaranty fund	40	15	25	—	—
Funding of ICE Clear U.S.'s guaranty fund under QCCP requirements	50	50	—	—	—
Operating lease obligations	488	81	121	75	211
Other liabilities and commitments	5	2	2	1	—
Total contractual cash obligations	$6,405	$1,595	$1,987	$1,652	$1,171

We have excluded from the contractual obligations and commercial commitments table above $42.2 billion in cash margin deposits and guaranty fund liabilities. Clearing members of ICE Clear Europe, ICE Clear U.S., ICE Clear Credit, ICE Clear Canada and TCC are required to deposit original margin and variation margin and to make deposits to a guaranty fund. The cash deposits made to these margin accounts and to the guaranty fund are recorded in the consolidated balance sheet as current assets with corresponding current liabilities to the clearing members that deposited them. See note 11 to our consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K for additional information on our clearing houses and the margin deposits and guaranty funds’ liabilities.
We have also excluded unrecognized tax benefits, or UTBs, from the contractual obligations and commercial commitments table above. As of December 31, 2013, our cumulative UTBs were $223 million. Interest and penalties related to UTBs were $39 million as of December 31, 2013. We are under continuous examination by various tax authorities. We are unable to make a reasonable estimate of the periods of cash settlement because it is not possible to reasonably predict, the amount of tax, interest and penalties, if any, that might be assessed by a tax authority or the timing of an assessment or payment. It is also not possible to reasonably predict whether or not the applicable statutes of limitations might expire without us being examined by any particular tax authority. See note 10 to our consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K for additional information on our UTBs.
As of December 31, 2013, in connection with our acquisition of NYSE Euronext, we have obligations related to our pension and other benefit programs. The date of payment under these obligations cannot be determined. See note 13 to our consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K for additional information on our pension and other benefit programs.
The external investors in our NYSE Amex Options market have received an equity instrument and have the option to require us to repurchase a portion of the instruments on an annual basis through 2015. The amount we are required to purchase under this arrangement is capped each year at between 5% and 15% of the total outstanding shares of NYSE Amex Options. In addition, the external investor in ICE Endex has a put option to sell its remaining stake to us two years from the date of closing of the acquisition and it expires five years from the date of closing. We recognized the full redemption values, i.e. fair values, of $322 million relating to these two instruments as mezzanine equity and classified the related balances as part of "Redeemable non-controlling interest" in the consolidated balance sheet as of December 31, 2013. However, we cannot estimate whether, and if they do, when the external investors will elect to exercise their remaining put options. See note 12 to our consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K for additional information on the redeemable non-controlling interest.
New and Recently Adopted Accounting Pronouncements
Refer to note 2 to our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for information on the new and recently adopted accounting pronouncements that are applicable to us.

Critical Accounting Policies
We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact of, and any associated risks related to, these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. For a detailed discussion on the application of these and other accounting policies, see note 2 to our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with these accounting principles requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period.
We evaluate our estimates and judgments on an ongoing basis, including those related to the accounting matters described below. We base our estimates and judgments on our historical experience and other factors that we believe to be reasonable under the circumstances when we make these estimates and judgments. Based on these factors, we make estimates and judgments about, among other things, the carrying values of assets and liabilities that are not readily apparent from market prices or other independent sources and about the recognition and characterization of our revenues and expenses. The values and results based on these estimates and judgments could differ significantly under different assumptions or conditions and could change materially in the future.
We believe that the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements and could materially increase or decrease our reported results, assets and liabilities.
Goodwill and Other Identifiable Intangible Assets
We have significant intangible assets related to goodwill and other acquired intangible assets. In connection with our acquisitions, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of identifiable net assets acquired, including other identified intangible assets. We recognize specifically identifiable intangibles when a specific right or contract is acquired. Our determination of the fair value of the intangible assets and whether or not these assets are impaired requires us to make significant judgments and requires us to use significant estimates and assumptions regarding estimated future cash flows. If we change our strategy or if market conditions shift, our judgments may change, which may result in adjustments to recorded asset balances. As of December 31, 2013, we had goodwill of $9.5 billion and net other intangible assets of $9.4 billion relating to our acquisitions, our purchase of trademarks and Internet domain names from various third parties, and the Russell licensing agreement. Of these amounts, $7.5 billion in goodwill and $8.6 billion of other intangible assets relates to our acquisition of NYSE Euronext on November 13, 2013. We do not amortize goodwill or other intangible assets with indefinite useful lives. Intangible assets with finite useful lives are amortized over the lesser of their contractual or estimated useful lives.
In performing the purchase price allocation, we consider, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of the acquired business. At the acquisition date, a preliminary allocation of the purchase price is recorded based upon a preliminary valuation. We continue to review and validate estimates, assumptions and valuation methodologies underlying the preliminary valuation during the measurement period. Accordingly, these estimates and assumptions are subject to change, which could have a material impact on our consolidated financial statements. The measurement period ends as soon as we receive the information about facts and circumstances that existed as of the acquisition date or we learn that more information is not obtainable, which usually does not exceed one year from the date of acquisition.
Our goodwill and other indefinite-lived intangible assets are evaluated for impairment annually in our fiscal fourth quarter or more frequently if conditions exist that indicate that the value may be impaired. We test our goodwill for impairment at the reporting unit level. These impairment evaluations are performed by comparing the carrying value of the goodwill reporting unit or other indefinite-lived intangibles to its estimated fair value. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. Subsequent to our acquisition of NYSE Euronext, we have identified five reporting units: our futures reporting unit, our CDS reporting unit, our cash listings reporting unit, our Euronext reporting unit and our technology reporting unit. The cash listings, Euronext and technology reporting units were added as part of our NYSE Euronext acquisition on November 13, 2013.
Goodwill impairment testing consists of a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill and other intangible assets, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is recognized and the second step, which is a calculation of the impairment, is not performed. However, if the carrying value of the reporting unit exceeds its fair value, an impairment charge is recorded equal to the extent that the carrying amount of goodwill exceeds its implied fair value. For annual goodwill impairment testing, we have the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If we conclude that this is the case, we must perform the two-step methodology described above. Otherwise, we can skip the two-step methodology and do not need to perform any further testing. For annual indefinite-lived intangible asset impairment testing, we also have the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the indefinite-lived intangible assets is less than its carrying amount.
Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We have historically determined the fair value of our reporting units based on various valuation techniques, including discounted cash flow analysis and a multiple of earnings approach. In assessing whether goodwill and other intangible assets are impaired, we must make estimates and assumptions regarding future cash flows, long-term growth rates of our business, operating margins, discount rates, weighted average cost of capital and other factors to determine the fair value of our assets. These estimates and assumptions require management’s judgment, and changes to these estimates and assumptions, as a result of changing economic and competitive conditions, could materially affect the determination of fair value and/or impairment. The cash flows employed in the discounted cash flow analysis are based on our most recent budgets and business plans and, when applicable, various growth rates have been assumed for years beyond the current business plan period. Future events could cause us to conclude that indicators of impairment exist for goodwill or other intangible assets. Impairment may result from, among other things, deterioration in the performance of our business, adverse market conditions, adverse changes in applicable laws and regulations, competition, or the sale or disposition of a reporting unit. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.
Our impairment analysis has not resulted in any impairment of goodwill and other identifiable intangible assets through December 31, 2013. In the past, since the fair value of our futures and market data reporting units have significantly exceeded their carrying values, we have exercised our option to perform qualitative assessments to determine whether it is more likely than not that the fair value of these reporting units were less than their carrying amount, including goodwill and other intangible assets. However, as we combined our futures and market data reporting units into one combined futures reporting unit during the year ended December 31, 2013, we proceeded directly to the preparation of a discounted cash flow valuation to estimate the fair value of our futures reporting unit. The discounted cash flow valuation indicated a fair value of our futures reporting unit significantly exceeding its carrying value. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions that we use to test for impairment losses on goodwill in our futures reporting units in the foreseeable future. Given the acquisition of NYSE Euronext on November 13, 2013, we determined impairment analysis was not needed for our cash listings, Euronext and technology reporting units during the fourth quarter 2013 goodwill analysis testing.
Among our reporting units, the fair value of our CDS reporting unit has been the closest to its carrying value in prior goodwill impairment analyses. Our CDS reporting unit includes the financial results and net assets of Creditex, ICE Clear Credit and the CDS clearing business at ICE Clear Europe. CDS trade execution revenues at Creditex have decreased the last several years. The CDS execution business remains pressured due to financial reform implementation and a general lack of volatility in the corporate credit markets. However, the decline in CDS trading revenues was offset by an increase in ICE CDS clearing, the listing of additional cleared CDS products, and signing on new clearing members, along with a decrease in expenses at Creditex. Also, with the advent of mandatory clearing during 2013, CDS clearing activity by investment funds, asset managers, and similar buy side market participants has increased significantly.
During the first step of the CDS impairment review in the fourth quarter of 2013, we performed a discounted cash flow valuation to estimate the fair value of our CDS reporting unit. The valuation of our CDS reporting unit concluded that the fair value exceeded carrying value by $164 million, or 24% of the carrying value in the fourth quarter of 2013. As of December 31, 2013, the CDS goodwill and other intangible assets balances were $494 million. The discount rate used in the CDS discounted cash flow valuation is intended to reflect the risks inherent in the future cash flows of the CDS reporting unit and was 12.4% in the fourth quarter 2013 review. A 10 basis point increase in the discount rate used would not have a material impact on our fair value of the CDS reporting unit. A 10% decrease in the estimated discounted cash flows for the CDS reporting unit would result in the fair value of the reporting unit exceeding the carrying value by $79 million.
Given the current market conditions and continued economic and regulatory uncertainty, the fair value of our CDS reporting unit may deteriorate and could result in the need to record an impairment charge in future periods. We continue to monitor potential triggering events in our CDS reporting unit, including changes in the business and regulatory climate in which it operates, the current volatility in the capital markets, our recent operating performance and our financial projections. Any changes in these factors could result in an impairment charge.
We are also required to evaluate other finite-lived intangible assets and property and equipment for impairment by determining whether events or changes in circumstances indicate that the carrying value of these assets to be held and used may not be recoverable. If impairment indicators are present, then an estimate of undiscounted future cash flows produced by these long-lived assets is compared to the carrying value of those assets to determine if the asset is recoverable. If an asset is not recoverable, the loss is measured as the difference between fair value and carrying value of the impaired asset. Fair value of these assets is based on various valuation techniques, including discounted cash flow analysis. Our evaluation has not resulted in any impairment of other finite-lived intangible assets and property and equipment through December 31, 2013.
Income Taxes
We are subject to income taxes in the United States and other foreign jurisdictions where we operate. The determination of our provision for income taxes and related accruals, deferred tax assets and liabilities requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. We recognize a current tax liability or tax asset for the estimated taxes payable or refundable on tax returns for the current year. We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of our assets and liabilities. We establish valuation allowances if we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using current enacted tax rates in effect for the years in which those temporary differences and carryforwards are expected to reverse.
We do not recognize a tax benefit unless we conclude that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, we recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is greater than 50 percent likely to be realized. We recognize accrued interest and penalties related to uncertain income tax positions as income tax expense in the consolidated statements of income.
The undistributed earnings from our non-U.S. subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made in our consolidated financial statements. A distribution of these non-U.S. earnings in the form of dividends, or otherwise, could subject us to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.
We operate within multiple domestic and foreign taxing jurisdictions and are subject to audit in these jurisdictions by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions taken and the allocation of income among various tax jurisdictions. We record accruals for the estimated outcomes of these audits, and the accruals may change in the future due to new developments in each matter. At any point in time, many tax years are subject to or in the process of being audited by various taxing authorities. To the extent our estimates of settlements change or the final tax outcome of these matters is different from the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. Our income tax expense includes changes in our estimated liability for exposures associated with our various tax filing positions. Determining the income tax expense for these potential assessments requires management to make assumptions that are subject to factors such as proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations, and resolution of tax audits.
We believe the judgments and estimates discussed above are reasonable. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.
Revenue Recognition - Listing Fees
In connection with our acquisition of NYSE Euronext, there are two types of fees applicable to companies listed on the NYSE, NYSE Arca, NYSE MKT and Euronext - listing fees and annual fees. Listing fees consist of two components: original listing fees and fees related to other corporate action. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that the company initially lists. Original listing fees, however, are generally not applicable to companies that transfer to one of our U.S. securities exchanges from another market, except for companies transferring to NYSE MKT from the over-the-counter market. Other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new shares. Annual fees are recognized on a pro rata basis over the calendar year. Original listing fees are recognized on a straight-line basis over their estimated service periods of nine years for NYSE and Euronext, and five years for NYSE Arca and NYSE MKT. Other corporate listing fees are recognized on a straight-line basis over their estimated service periods of six years for NYSE and Euronext, and three years for NYSE Arca and NYSE MKT. Unamortized balances are recorded as deferred revenue in our consolidated balance sheet.
We have determined that, at the time of our acquisition of NYSE Euronext, we did not have a legal performance obligation relating to these listing fees. Therefore, in connection with purchase accounting and in accordance with U.S. GAAP, we wrote off and assigned a fair value of zero to the NYSE Euronext unamortized deferred revenue balances relating to the listing fees as of the acquisition date of November 13, 2013 (the historical NYSE Euronext listing fees deferred revenue balance as of that date was $486 million). The unamortized deferred revenue balances as of December 31, 2013 of $7 million relates to listing fees incurred and billed and not yet recognized as revenue subsequent to the November 13, 2013 acquisition through December 31, 2013.
Pension and Other Post-Retirement Employee Benefits
In connection with our acquisition of NYSE Euronext, we assumed NYSE Euronext’s pension plans and other post-retirement employee benefit plans covering its U.S. and certain European operations. Pension and other post-retirement employee benefits costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates to measure future obligation and interest expense, health care cost trend rates, benefits earned, interest cost, expected return on assets, mortality rates, and other factors. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension and other post-retirement obligations and future expense.

ITEM 7 (A).     QUANTITATIVE    AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a result of our operating and financing activities, we are exposed to market risks such as interest rate risk, foreign currency exchange risk and credit risk. We have implemented policies and procedures designed to measure, manage, monitor and report risk exposures, which are regularly reviewed by the appropriate management and supervisory bodies.
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash and investments, and indebtedness. As of December 31, 2013 and 2012, our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash and investments were $1.8 billion and $2.3 billion, respectively, of which $819 million and $519 million, respectively, were denominated in Brazilian reais, pounds sterling, euros or Canadian dollars. Changes in the Cetip investment, which is recorded as an available-for-sale, long-term investment and was recorded in and is held in Brazilian reais, was valued at $324 million as of December 31, 2013. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Non-Operating Income (Expenses)” included elsewhere in this Annual Report on Form 10-K for discussion of the Cetip investment. The remaining investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical decrease in long-term interest rates to zero basis points would decrease annual pre-tax earnings by $4 million, as of December 31, 2013, assuming no change in the amount or composition of our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash and investments.
As of December 31, 2013, we had $5.1 billion in outstanding indebtedness, of which $1.4 billion relates to the Senior Notes and $2.2 billion relates to the NYSE Euronext Notes, both of which bear interest at fixed interest rates. Of the remaining amount outstanding, $1.1 billion relates to the Commercial Paper Program and $378 million relates to the Term Loan Facility, both of which bear interest at fluctuating rates and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates relating to the amounts outstanding under the Commercial Paper Program and Term Loan Facility would decrease annual pre-tax earnings by $15 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity. The interest rates on our Commercial Paper Program and Term Loan Facility are currently reset on a daily, monthly or quarterly basis. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt” included elsewhere in this Annual Report on Form 10-K.
Foreign Currency Exchange Rate Risk
As an international group, we are subject to foreign currency exchange rate risk. We may experience gains or losses from foreign currency transactions in the future given that a significant part of our assets, liabilities, revenues and expenses are recorded in euros or pounds sterling. Certain assets, liabilities, revenues and expenses of foreign subsidiaries are denominated in the local functional currency of such subsidiaries.

Our exposure to foreign denominated earnings for the year ended December 31, 2013 is presented by primary foreign currency in the following table (in millions, except average rates):

	Year ended December 31, 2013
	Euro	Pound Sterling
Average rate in the period	$1.3282	$1.5643
Average rate in the same period one year before	$1.2853	$1.5841
Foreign denominated percentage of:
Revenues, less transaction-based expenses	11%	5%
Operating expenses	5%	15%
Operating income	18%	(7)%
Impact of the currency fluctuations (1) on:
Revenues, less transaction-based expenses	$6	$(1)
Operating expenses	$1	$(2)
Operating income	$5	$1

(1)	Represents the impact of currency fluctuation for the year ended December 31, 2013 compared to the same period in the prior year.
NYSE Euronext, which we acquired on November 13, 2013, has a significant part of its assets, liabilities, revenues and expenses recorded in euros or pounds sterling. For the month of December 2013, which included the results of NYSE Euronext for the entire month, 32% of our consolidated revenues, less transaction-based expenses, were denominated in euros or pounds sterling and 29% of our consolidated expenses were denominated in euros or pounds sterling. As the euro or pound sterling exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.
We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We had foreign currency transaction losses of $2 million and $4 million for the years ended December 31, 2013 and 2012, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. A 10% adverse change in the underlying foreign currency exchange rates as of December 31, 2013 would result in a foreign currency transaction loss of $16 million, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity.
We entered into foreign currency hedging transactions during the years ended December 31, 2013, 2012 and 2011 as economic hedges to hedge a portion of our foreign currency transaction exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure.
We have foreign currency translation risk equal to our net investment in our foreign subsidiaries. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses included in the cumulative translation adjustment account, a component of equity. Our exposure to the net investment in foreign currencies is presented by primary foreign currencies in the table below (in millions):

	As of December 31, 2013
	Position in euros	Position in pounds sterling
Assets	€4,094	£2,732
of which goodwill represents	1,359	1,073
Liabilities	1,991	390
of which borrowings represent	1,003	—
Net currency position before hedging activities	€2,103	£2,342
Impact of hedging activities	(72)	192
Net currency position	€2,031	£2,534
Impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$280	$420
To hedge against these exposures, at December 31, 2013, we had €157 million ($216 million) of euro/U.S. dollar, £192 million (€229 million) of pound sterling/euro dollar and £15 million ($25 million) of pound sterling/U.S. dollar foreign exchange hedging contracts outstanding. These contracts mature between January and February 2014 and had a fair value of $4 million (asset) at December 31, 2013. Additionally, NYSE Euronext's borrowing in euro of €0.9 billion ($1.3 billion) constitutes a partial hedge of

NYSE Euronext's net euro investment in foreign entities. The pre tax loss of $31 million for the year ended December 31, 2013 was recorded as a component of other comprehensive income as a result of this partial net investment hedge.
As of December 31, 2013 and 2012, the portion of our equity attributable to accumulated other comprehensive income from foreign currency translation was $377 million and $73 million, respectively. Based on December 31, 2013 net currency positions, a hypothetical 10% decrease of euro against U.S. dollar would negatively impact our equity by $280 million and a hypothetical 10% decrease of pound sterling against U.S. dollar would negatively impact our equity by $420 million. For the year ended December 31, 2013, currency exchange rate differences had a positive impact of $304 million on our consolidated equity.
Credit Risk
We are exposed to credit risk in our operations in the event of a counterparty default. We limit our exposure to credit risk by rigorously selecting the counterparties with which we make our investments and execute agreements. Credit risk is monitored by using exposure limits depending on ratings assigned by rating agencies as well as the nature and maturity of transactions. Our investment objective is to invest in securities that preserve principal while maximizing yields, without significantly increasing risk. We seek to substantially mitigate credit risk associated with investments by ensuring that these financial assets are placed with governments, well-capitalized financial institutions and other creditworthy counterparties.
An ongoing review is performed to evaluate changes in the status of counterparties. In addition to the intrinsic creditworthiness of counterparties, our policies require diversification of counterparties (banks, financial institutions, bond issuers and funds) so as to avoid a concentration of risk.
Clearing House Cash Deposits Credit Risk
Our clearing houses hold material amounts of clearing member cash deposits which are invested to generate interest income for our clearing members. Refer to note 11 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on the clearing houses cash deposits, which were $42.2 billion as of December 31, 2013. Following is a summary of the risks associated with this investment activity and how these risks are mitigated.
Interest Rate Risk
Interest rate risk is the risk that interest rates rise causing the value of the purchased security to decline. If we were required to sell the security prior to its maturity, and interest rates had risen, the sale of the security might be made at a loss relative to its original purchase price. Our clearing houses seek to manage this risk by making all of our cash deposit investments in sovereign debt reverse repurchase agreements that mature within 1 to 37 days. Our clearing house investment guidelines require that a minimum of 50% of clearing member cash deposits are invested in sovereign debt reverse repurchase agreements that mature within 1 business day. Efforts are made to invest the remaining 50% in sovereign debt reverse repurchase agreements that mature within 37 business days. If this is not possible, our policy allows for the investment of up to 50% of clearing member cash deposits in high quality sovereign debt (for example, U.S. Treasury securities) and supranational debt instruments (Euro cash deposits only) with the shortest possible time to maturity provided that no such direct investment in a sovereign debt or supranational instrument will have a time to maturity greater than 397 days (1.09 years).
Security Issuer Risk
Security issuer risk is the risk that an issuer of a security defaults on its payment when the security matures. This risk is mitigated by investing clearing member cash deposits in high quality sovereign debt reverse repurchase agreements or direct investments in high quality sovereign and supranational debt issues. Thus, the risk is mitigated because, in the event of a security issuer default, we are left with a highly marketable, liquid security.
Investment Counterparty Risk
Investment counterparty risk is the risk that a reverse repurchase agreement counterparty or an investment adviser might become insolvent and, thus, fail to meet its obligations to our clearing houses. We mitigate this risk by only engaging in transactions with high credit quality reverse repurchase agreement counterparties and investment advisors.
When engaging in reverse repurchase agreements, our clearing houses take delivery of the underlying reverse repurchase securities in custody accounts that are under the control of our clearing house. Additionally, the securities purchased subject to reverse repurchase have a market value greater than the reverse repurchase amount. The typical haircut received for high quality sovereign debt is 2% of the reverse repurchase amount. Thus, in the event that a reverse repurchase counterpart defaults on its obligation to repurchase the underlying reverse repurchase securities, our clearing house will have possession of a security with a value greater than the reverse repurchase counterparty’s obligation to our clearing house.

Our clearing houses do not hold clearing member cash deposits or the underlying investments with any of our investment advisors. Our clearing house property is held in custody accounts controlled by our clearing houses. Our clearing houses' property is held with credit worthy custodians which include JPMorgan Chase Bank N.A., Citibank N.A., BNY Mellon, BMO Harris N.A. and Euroclear Bank Brussels (for non-U.S. dollar deposits).
Each clearing house employs (or will employ) multiple investment advisors and custodians to ensure that in the event that a single investment adviser or custodian becomes unable to fulfill its role, additional investment advisors or custodians are available as back-ups.
Cross-Currency Margin Deposit Risk
Each of our clearing houses, pursuant to their rules, may permit posting of cross-currency collateral to satisfy margin requirements (for example, accepting original margin deposits denominated in U.S. dollars to secure a Japanese Yen variation margin obligation). The risk exists that the value of the original margin currency provided to satisfy margin obligations declines in value resulting in an inability to make required variation margins in the appropriate currency. This risk is mitigated by applying a “haircut” to the original margin currency at a level sufficiently high enough to weather periods of high currency volatility. Cross-currency balances are marked-to-market on a daily basis. Should the value of the currency posted to satisfy margin requirements decline in value, the clearing member is required to increase its original margin deposit on a same-day basis.
Impact of Inflation
We have not been adversely affected by inflation as technological advances and competition have generally caused prices for the hardware and software that we use for our electronic platforms to remain constant or to decline. In the event of inflation, we believe that we will be able to pass on any price increases to our participants, as the prices that we charge are not governed by long-term contracts.

ITEM 8.    FINANCIAL    STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
IntercontinentalExchange Group, Inc. and Subsidiaries:
Report of Management on Internal Control over Financial Reporting	79
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	80
Report of Independent Registered Public Accounting Firm on Financial Statements	81
Consolidated Balance Sheets as of December 31, 2013 and 2012	82
Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011	83
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011	84
Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Income (Loss) and Redeemable Non-Controlling Interest for the Years Ended December 31, 2013, 2012 and 2011	85
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011	87
Notes to Consolidated Financial Statements	88

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for the preparation and integrity of the consolidated financial statements appearing in our Annual Report on Form 10-K. The financial statements were prepared in conformity with generally accepted accounting principles appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates. Financial information in this Annual Report on Form 10-K is consistent with that in the financial statements.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written Code of Business Conduct adopted by our Board of Directors, applicable to all of our directors and all officers and all of our employees.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Audit Committee of our Board of Directors, comprised solely of directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act and our Board of Director Governance Principles, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the internal auditors without management present to ensure that the independent auditors and the internal auditors have free access to the Audit Committee. Our Audit Committee’s Report will be included in our 2014 Proxy Statement.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (1992 framework). Based on our assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2013.
As permitted by SEC regulations, our management has excluded NYSE Euronext from its assessment of internal control over financial reporting as of December 31, 2013, since NYSE Euronext was acquired in a purchase business combination on November 13, 2013. NYSE Euronext is one of our wholly-owned subsidiaries and had total assets of $261 million as of December 31, 2013 and total revenues, less transaction-based expenses, and net loss attributable to IntercontinentalExchange Group, Inc. of $284 million and ($20 million), respectively, since the date of acquisition.
Our independent auditors, Ernst & Young LLP, a registered public accounting firm, are appointed by the Audit Committee, subject to ratification by our shareholders. Ernst & Young LLP has audited and reported on our consolidated financial statements and the effectiveness of our internal control over financial reporting. The reports of our independent registered public accounting firm are contained in this Annual Report.

/s/ Jeffrey C. Sprecher	/s/ Scott A. Hill
Jeffrey C. Sprecher	Scott A. Hill
Chairman of the Board and	Chief Financial Officer
Chief Executive Officer

February 14, 2014	February 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
Board of Directors and Shareholders
IntercontinentalExchange Group, Inc.
We have audited IntercontinentalExchange Group, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). IntercontinentalExchange Group, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As indicated in the accompanying "Report of Management on Internal Control over Financial Reporting", management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of NYSE Euronext, which is included in the 2013 consolidated financial statements of IntercontinentalExchange Group, Inc. and Subsidiaries and constituted $6.8 billion and $261 million of total and net assets, respectively, as of December 31, 2013 and $284 million and ($20 million) of revenues, less transaction-based expenses, and net loss attributable to IntercontinentalExchange Group, Inc., respectively, for the year then ended. Our audit of internal control over financial reporting of IntercontinentalExchange Group, Inc. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of NYSE Euronext.
In our opinion, IntercontinentalExchange Group, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IntercontinentalExchange Group, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in equity, accumulated other comprehensive income (loss) and redeemable non-controlling interest, and cash flows for each of the three years in the period ended December 31, 2013 of IntercontinentalExchange Group, Inc. and Subsidiaries, and our report dated February 14, 2014 expressed an unqualified opinion thereon.
/s/    Ernst & Young LLP
Atlanta, Georgia
February 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENTS
Board of Directors and Shareholders
IntercontinentalExchange Group, Inc.
We have audited the accompanying consolidated balance sheets of IntercontinentalExchange Group, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in equity, accumulated other comprehensive income (loss) and redeemable non-controlling interest, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IntercontinentalExchange Group, Inc. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IntercontinentalExchange Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 14, 2014 expressed an unqualified opinion thereon.
/s/    Ernst & Young LLP
Atlanta, Georgia
February 14, 2014

IntercontinentalExchange Group, Inc. and Subsidiaries

Consolidated Balance Sheets
(In millions, except per share amounts)

	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$961	$1,612
Short-term investments	74	—
Short-term restricted cash and investments	277	87
Customer accounts receivable, net of allowance for doubtful accounts of $1 at December 31, 2013 and 2012	482	127
Margin deposits and guaranty funds	42,216	31,883
Prepaid expenses and other current assets	249	41
Total current assets	44,259	33,750
Property and equipment, net	891	144
Other non-current assets:
Goodwill	9,501	1,938
Other intangible assets, net	9,404	799
Long-term restricted cash	161	163
Long-term investments	324	391
Other non-current assets	278	30
Total other non-current assets	19,668	3,321
Total assets	$64,818	$37,215

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$343	$70
Accrued salaries and benefits	301	55
Short-term debt	1,135	163
Margin deposits and guaranty funds	42,216	31,883
Other current liabilities	347	75
Total current liabilities	44,342	32,246
Non-current liabilities:
Non-current deferred tax liability, net	2,771	216
Long-term debt	3,923	969
Accrued employee benefits	412	—
Other non-current liabilities	433	107
Total non-current liabilities	7,539	1,292
Total liabilities	51,881	33,538
Commitments and contingencies
Redeemable non-controlling interest	322	—
EQUITY:
IntercontinentalExchange Group, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; no shares issued or outstanding at December 31, 2013 and 2012	—	—
Common stock, $0.01 par value; 500 shares authorized; 115 and 80 shares issued at December 31, 2013 and 2012, respectively; 115 and 73 shares outstanding at December 31, 2013 and 2012, respectively	1	1
Treasury stock, at cost; 0 and 7 shares at December 31, 2013 and 2012, respectively	(53)	(717)
Additional paid-in capital	9,794	1,903
Retained earnings	2,482	2,509
Accumulated other comprehensive income (loss)	359	(52)
Total IntercontinentalExchange Group, Inc. shareholders’ equity	12,583	3,644
Non-controlling interest in consolidated subsidiaries	32	33
Total equity	12,615	3,677
Total liabilities and equity	$64,818	$37,215

See accompanying notes.

IntercontinentalExchange Group, Inc. and Subsidiaries

Consolidated Statements of Income
(In millions, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Transaction and clearing fees, net	$1,402	$1,185	$1,176
Market data fees	212	147	125
Listing fees	35	—	—
Other revenues	146	31	26
Total revenues	1,795	1,363	1,327
Transaction-based expenses:
Section 31 fees	33	—	—
Cash liquidity payments, routing and clearing	88	—	—
Total revenues, less transaction-based expenses	1,674	1,363	1,327
Operating expenses:
Compensation and benefits	331	251	250
Technology and communication	69	46	48
Professional services	60	33	35
Rent and occupancy	43	19	19
Acquisition-related transaction and integration costs	165	19	16
Selling, general and administrative	55	37	34
Depreciation and amortization	161	131	132
Total operating expenses	884	536	534
Operating income	790	827	793
Other income (expense):
Interest and investment income	3	2	3
Interest expense	(56)	(39)	(35)
Other expense, net	(237)	—	(1)
Other expense, net	(290)	(37)	(33)
Income before income tax expense	500	790	760
Income tax expense	230	228	238
Net income	$270	$562	$522
Net income attributable to non-controlling interest	(16)	(10)	(12)
Net income attributable to IntercontinentalExchange Group, Inc.	$254	$552	$510

Earnings per share attributable to IntercontinentalExchange Group, Inc. common shareholders:
Basic	$3.24	$7.59	$6.97
Diluted	$3.21	$7.52	$6.90
Weighted average common shares outstanding:
Basic	78	73	73
Diluted	79	73	74

Dividend per share	$0.65	$—	$—

See accompanying notes.

IntercontinentalExchange Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2013	2012	2011
Net income	$270	$562	$522
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense of $3 and $1 for the years ended December 31, 2013 and 2012, respectively	304	29	2
Change in fair value of available-for-sale securities	(67)	(60)	(63)
Reclassification of losses realized on available-for-sale securities to other expense	190	—	0
Change in fair value of net investment hedge, net of tax benefit of $12 and tax expense of $1 for the years ended December 31, 2013 and 2011, respectively	(19)	—	2
Employee benefit plan adjustments:
Net gains for the year ended December 31, 2013	3	—	—
Other comprehensive income (loss)	411	(31)	(59)
Comprehensive income	$681	$531	$463
Comprehensive income attributable to non-controlling interest	(16)	(10)	(12)
Comprehensive income attributable to IntercontinentalExchange Group, Inc.	$665	$521	$451

See accompanying notes.

IntercontinentalExchange Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Income (Loss)
and Redeemable Non-Controlling Interest
(In millions)

	IntercontinentalExchange Group, Inc. Shareholders' Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Value	Shares	Value
Balance, as of January 1, 2011	79	$1	(5)	$(454)	$1,745	$1,447	$38	$39	$2,816	$—
Other comprehensive loss	—	—	—	—	—	—	(59)	—	(59)	—
Exercise of common stock options	—	—	—	—	9	—	—	—	9	—
Stock consideration issued for previous acquisition	—	—	—	—	13	—	—	—	13	—
Repurchases of common stock	—	—	(2)	(175)	—	—	—	—	(175)	—
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	—	—	—	(16)	—	—	—	—	(16)	—
Stock-based compensation	—	—	—	—	57	—	—	—	57	—
Tax benefits from stock option plans	—	—	—	—	5	—	—	—	5	—
Distributions of profits to non-controlling interest	—	—	—	—	—	—	—	(10)	(10)	—
Net income attributable to non-controlling interest	—	—	—	—	—	(12)	—	12	—	—
Net income	—	—	—	—	—	522	—	—	522	—
Balance, as of December 31, 2011	79	1	(7)	(645)	1,829	1,957	(21)	41	3,162	—
Other comprehensive loss	—	—	—	—	—	—	(31)	—	(31)	—
Exercise of common stock options	—	—	—	—	7	—	—	—	7	—
Repurchases of common stock	—	—	—	(53)	—	—	—	—	(53)	—
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	—	—	—	(19)	—	—	—	—	(19)	—
Stock-based compensation	—	—	—	—	57	—	—	—	57	—
Issuance of restricted stock	1	—	—	—	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	9	—	—	—	9	—
Distributions of profits to non-controlling interest	—	—	—	—	—	—	—	(12)	(12)	—
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	1	—	—	(6)	(5)	—
Net income attributable to non-controlling interest	—	—	—	—	—	(10)	—	10	—	—
Net income	—	—	—	—	—	562	—	—	562	—
Balance, as of December 31, 2012	80	1	(7)	(717)	1,903	2,509	(52)	33	3,677	—
Other comprehensive income	—	—	—	—	—	—	411	—	411	—
Stock consideration issued for NYSE Euronext acquisition	42	—	—	(53)	8,347	—	—	—	8,294	—
Exercise of common stock options	—	—	—	—	13	—	—	—	13	—
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	—	—	(1)	(24)	—	—	—	—	(24)	—
Issuance of restricted stock	1	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	69	—	—	—	69	—
Tax benefits from stock option plans	—	—	—	—	8	—	—	—	8	—
Adjustment to redemption value of redeemable non-controlling interest	—	—	—	—	—	(6)	—	—	(6)	6
Acquisition of non-controlling interest	—	—	—	—	—	—	—	30	30	—
Acquisition of redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	313
Distributions of profits to non-controlling interest	—	—	—	—	—	—	—	(12)	(12)	—
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	(5)	—	—	(32)	(37)	—
Treasury shares retired in connection with formation of ICE Group	(8)	—	8	741	(541)	(200)	—	—	—	—
Dividends paid to shareholders	—	—	—	—	—	(75)	—	—	(75)	—
Net income attributable to non-controlling interest	—	—	—	—	—	(16)	—	13	(3)	3
Net income	—	—	—	—	—	270	—	—	270	—
Balance, as of December 31, 2013	115	$1	—	$(53)	$9,794	$2,482	$359	$32	$12,615	$322
See accompanying notes.

IntercontinentalExchange Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Income (Loss)
and Redeemable Non-Controlling Interest — (Continued)
(In millions)

	As of December 31,
	2013	2012	2011
Accumulated other comprehensive income (loss) was as follows:

Foreign currency translation adjustments	$377	$73	$44
Fair value of available-for-sale securities	—	(123)	(63)
Fair value of net investment hedge	(21)	(2)	(2)
Employee benefit plans adjustments	3	—	—
Accumulated other comprehensive income (loss)	$359	$(52)	$(21)

See accompanying notes.

IntercontinentalExchange Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net income	$270	$562	$522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	161	131	132
Deferred revenue amortization	(31)	(4)	(2)
Stock-based compensation	64	52	53
Deferred taxes	(15)	(24)	(3)
Excess tax benefits from stock-based compensation	(8)	(8)	(4)
Impairment loss on Cetip investment	190	—	—
Expense recognized on early payoff of debt	49	—	—
Other	2	4	8
Changes in assets and liabilities:
Customer accounts receivable	29	10	(22)
Other current and non-current assets	7	2	(9)
Income taxes payable	(15)	15	43
Other current and non-current liabilities	32	(7)	(5)
Total adjustments	465	171	191
Net cash provided by operating activities	735	733	713

Investing activities
Capital expenditures	(136)	(32)	(57)
Capitalized software development costs	(45)	(36)	(30)
Cash paid for acquisitions, net of cash acquired	(2,241)	(18)	(10)
Purchases of cost and equity method investments	—	—	(4)
Proceeds from sales of available-for-sale investments	16	—	2
Purchases of available-for-sale investments	(42)	—	(514)
Increase in restricted cash and investments	(75)	(32)	(2)
Net cash used in investing activities	(2,523)	(118)	(615)

Financing activities
Proceeds from debt facilities	3,833	295	1,301
Repayments of debt facilities	(2,464)	(50)	(992)
Dividends to shareholders	(75)	—	—
Issuance costs for debt facilities	(18)	—	(16)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(77)	(19)	(15)
Repurchases of common stock	—	(53)	(175)
Pre-payment related to early payoff of debt	(49)	—	—
Excess tax benefits from stock-based compensation	8	8	4
Proceeds from exercise of common stock options	13	7	9
Distributions of profits to non-controlling interest	(12)	(12)	(11)
Purchase of subsidiary shares from non-controlling interest	(40)	(4)	—
Net cash provided by financing activities	1,119	172	105
Effect of exchange rate changes on cash and cash equivalents	18	2	(2)
Net (decrease) increase in cash and cash equivalents	(651)	789	201
Cash and cash equivalents, beginning of year	1,612	823	622
Cash and cash equivalents, end of year	$961	$1,612	$823
Supplemental cash flow disclosure
Cash paid for income taxes	$198	$232	$194
Cash paid for interest	$32	$29	$17
Supplemental non-cash investing and financing activities
Common stock and vested stock options issued for acquisitions	$8,347	$—	$13
Treasury stock retirement	$741	$—	$—

See accompanying notes.

IntercontinentalExchange Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Description of Business
Nature of Business and Organization
IntercontinentalExchange Group, Inc. (the “Company” or “ICE Group”) is a leading global network of exchanges and clearing houses. The Company operates 17 global exchanges and six central clearing houses. ICE Group was organized on March 6, 2013 as a direct, wholly-owned subsidiary of IntercontinentalExchange, Inc. for the purpose of effecting the acquisition of NYSE Euronext Holdings LLC ("NYSE Euronext"), which occurred on November 13, 2013 (Note 3). Upon the completion of the acquisition, IntercontinentalExchange, Inc. and NYSE Euronext each became wholly-owned subsidiaries of the Company.
IntercontinentalExchange, Inc. is a holding company that, through its subsidiaries, operates regulated global markets and clearing houses, including futures exchanges, over-the counter markets and derivatives clearing houses, and is a provider of post-trade services. IntercontinentalExchange, Inc. operates these global marketplaces for trading and clearing of a broad array of energy, environmental and agricultural commodities, credit derivatives, equity indexes and currency contracts. NYSE Euronext is a holding company that, through its subsidiaries, operates the following securities exchanges: the New York Stock Exchange, NYSE Arca, Inc. and NYSE MKT LLC in the United States and the European-based exchanges that comprise Euronext N.V. ("Euronext") — the London, Paris, Amsterdam, Brussels and Lisbon stock exchanges, as well as the derivatives markets in London, Paris, Amsterdam, Brussels and Lisbon. NYSE Euronext is a global markets operator and provider of securities listing, trading, market data products, and software and technology services. NYSE Euronext also provides critical technology infrastructure around the world to its clients and exchange partners including co-location services, connectivity, trading platforms and market data content and services.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are presented in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned and controlled subsidiaries. All intercompany balances and transactions between the Company and its wholly-owned and controlled subsidiaries have been eliminated in consolidation. As discussed in Note 3, the Company completed several acquisitions during the years ended December 31, 2013, 2012 and 2011 and has included the financial results of these companies in its consolidated financial statements effective from the respective acquisition dates.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.
Comprehensive Income
Other comprehensive income includes changes in unrealized gains and losses on financial instruments classified as available-for-sale, changes in fair value of net investment hedges, foreign currency translation adjustments and amortization of the difference in the projected benefit obligation and the accumulated benefit obligation associated with benefit plan liabilities, net of tax.
Non-controlling Interest
For those consolidated subsidiaries in which the Company’s ownership is less than 100% and for which the Company has control over the assets and liabilities and the management of the entity, the outside stockholders’ interests are shown as non-controlling interests.
Segment and Geographic Information
The Company operates as a single reportable business segment as this is reflective of how the Company's chief operating decision maker reviews and operates the business. Substantially all of the Company’s identifiable assets are located in the United States, United Kingdom, Continental Europe and Canada.

Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments with remaining maturities at the purchase date of three months or less to be cash equivalents.
Short-Term and Long-Term Restricted Cash and Investments
The Company classifies all cash and cash equivalents that are not available for general use by the Company, either due to regulatory requirements or through restrictions in specific agreements, as restricted in the accompanying consolidated balance sheets (Note 4).
Short-Term and Long-Term Investments
The Company periodically invests a portion of its cash in excess of short-term operating needs in investment-grade marketable debt securities, including government or government sponsored agencies and corporate debt securities. These investments are classified as available-for-sale in accordance with U.S. GAAP. In connection with the acquisition of NYSE Euronext, the Company now has additional investments classified as available-for-sale securities (Note 5). The Company does not have any investments classified as held-to-maturity or trading. Available-for-sale investments are carried at their fair value using primarily quoted prices in active markets for identical securities, with unrealized gains and losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income. Realized gains and losses, and declines in value deemed to be other-than-temporary on available-for-sale investments, are recognized currently in earnings. The cost of securities sold is based on the specific identification method. Investments that the Company intends to hold for more than one year are classified as long-term investments in the accompanying consolidated balance sheets.
Cost and Equity Method Investments
The Company uses the cost method to account for a non-marketable investment in an entity that the Company does not control and for which the Company does not have the ability to exercise significant influence over an entity’s operating and financial policies. When the Company does not have a controlling financial interest in an entity but exercises significant influence over the entity's operating and financial policies, such investment is accounted for using the equity method (Note 5).
Margin Deposits and Guaranty Funds
Original margin, variation margin and guaranty funds held by the Company’s clearing houses for clearing members may be in the form of cash, government obligations, money market mutual fund shares, certificates of deposit, letters of credit, gold or emission allowances (Note 11). Cash original margin, variation margin and guaranty fund deposits are reflected in the accompanying consolidated balance sheets as current assets and current liabilities. The amount of margin deposits on hand will fluctuate over time as a result of, among other things, the extent of open positions held at any point in time by market participants in contracts and the margin rates then in effect for such contracts. Non-cash original margin and guaranty fund deposits are not reflected in the accompanying consolidated balance sheets. These non-cash assets are held in safekeeping and the Company’s clearing houses do not take legal ownership of the assets as the risks and rewards remain with the clearing members, unless and until such time as a clearing member defaults on its obligations to the clearing house.
Property and Equipment
Property and equipment are recorded at cost, reduced by accumulated depreciation (Note 6). Depreciation and amortization expense related to property and equipment is computed using the straight-line method based on estimated useful lives of the assets, or in the case of leasehold improvements, the shorter of the initial lease term or the estimated useful life of the improvement. The Company reviews the remaining estimated useful lives of its property and equipment at each balance sheet date and will make adjustments to the estimated remaining useful lives whenever events or changes in circumstances indicate that the remaining useful lives have changed. Gains on disposals of property and equipment are included in other income and losses on disposals of property and equipment are included in depreciation expense. Maintenance and repair costs are expensed as incurred.
Allowance for Doubtful Accounts
The allowance for doubtful accounts is maintained at a level that the Company believes to be sufficient to absorb probable losses in the Company's accounts receivable portfolio. The allowance is based on several factors, including a continuous assessment of the collectability of each account. In circumstances where a specific customer's inability to meet its financial obligations is known, the Company records a specific provision for bad debts against amounts due to reduce the receivable to the amount it reasonably believes will be collected. Accounts receivable are written off against the allowance for doubtful accounts when collection efforts cease. A reconciliation of the beginning and ending amount of allowance for doubtful accounts is as follows for the years ended December 31, 2013, 2012 and 2011 (in millions):

	Year Ended December 31,
	2013	2012	2011
Beginning balance of allowance for doubtful accounts	$1	$3	$2
Bad debt expense	1	(1)	1
Charge-offs	(1)	(1)	—
Ending balance of allowance for doubtful accounts	$1	$1	$3

Bad debt expense in the table above is based on our historical collection experiences and management’s assessment of the collectability of specific accounts. Charge-offs in the table above represent the write-off of uncollectible receivables, net of recoveries. These lines also include the impact of foreign currency translation adjustments.
Software Development Costs
The Company capitalizes costs, both internal and external direct and incremental costs, related to software developed or obtained for internal use in accordance with U.S. GAAP. Software development costs incurred during the preliminary or maintenance project stages are expensed as incurred, while costs incurred during the application development stage are capitalized and are amortized using the straight-line method over the useful life of the software, not to exceed three years. Amortization of these capitalized costs begins only when the software becomes ready for its intended use. General and administrative costs related to developing or obtaining such software are expensed as incurred.
Accrued Employee Benefits
In connection with the Company’s acquisition of NYSE Euronext on November 13, 2013 (Note 3), the Company assumed the NYSE Euronext defined benefit pension and other postretirement benefit plans (collectively "benefit plans"). The Company accounts for the benefit plans in accordance with U.S GAAP, which requires plan sponsors of benefit plans to recognize the funded status of their benefit plans in the consolidated balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end consolidated balance sheet, and provide additional disclosures.
Benefit plan costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on assets, mortality rates and other factors. Actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While the Company believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company's pension and other post-retirement obligations and future expense.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the purchase price of the Company’s acquisitions over the fair value of identifiable net assets acquired, including other identified intangible assets (Note 7). The Company recognizes specifically identifiable intangibles when a specific right or contract is acquired. Goodwill has been allocated to reporting units for purposes of impairment testing based on the portion of synergy, cost savings and other expected future cash flows expected to benefit the reporting units at the time of the acquisition. The Company tests its goodwill for impairment at the reporting unit level. The reporting unit levels for the Company’s goodwill are the futures, U.S. cash listings, Euronext, technology and credit default swaps (“CDS”) reporting units. Goodwill impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired.
Goodwill impairment testing consists of a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill and other intangible assets, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is recognized and the second step, which is a calculation of the impairment, is not performed. However, if the carrying value of the reporting unit exceeds its fair value, an impairment charge is recorded equal to the extent that the carrying amount of goodwill exceeds its implied fair value.
The Company also evaluates indefinite-lived intangible assets for impairment annually in its fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired. Such evaluation includes determining the fair value of the asset and comparing the fair value of the asset with its carrying value. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference.

For goodwill impairment testing, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, it must perform the two-step methodology described above. Otherwise, the Company will skip the two-step methodology and does not need to perform any further testing. The Company also has the option to first perform a qualitative assessment for the testing of indefinite-lived intangible asset impairment to determine whether it is more likely than not that such asset is impaired. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required.
The Company did not record an impairment charge related to goodwill or indefinite-lived intangible assets during the years ended December 31, 2013, 2012 or 2011.
Impairment of Long-Lived Assets and Finite-Lived Intangible Assets
The Company reviews its property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment indicator would exist. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets. Finite-lived intangible assets are generally amortized on a straight-line basis or using an accelerated method over the lesser of their contractual or estimated useful lives. The Company did not record an impairment charge related to long-lived assets and finite-lived intangible assets during the years ended December 31, 2013, 2012 or 2011.
Derivatives and Hedging Activity
The Company uses derivative instruments to limit exposure to changes in foreign currency exchange rates. All derivatives are required to be recorded at fair value in the accompanying consolidated balance sheets. Changes in the fair value of such derivative financial instruments are recognized in net income as they are not designated as hedges under U.S. GAAP.
The Company hedges the foreign currency translation of certain net investments by designating all or a portion of certain financial liabilities denominated in the same currency in accordance with U.S. GAAP. In such cases, the gain or loss on the currency translation of the designated financial instruments is recorded in other comprehensive income. Pre-tax gains and losses on financial liabilities designated as hedging items under net investment hedging relationships recognized in other comprehensive income was a pre-tax loss of $19 million for the year ended December 31, 2013.
Intellectual Property
All costs related to internally developed patents and trademarks are expensed as incurred. All costs related to purchased patents, trademarks and internet domain names are recorded as other intangible assets and are amortized on a straight-line basis over their estimated useful lives. All costs related to licensed patents are capitalized and amortized on a straight-line basis over the term of the license.
Income Taxes
The Company recognizes income taxes under the liability method. The Company recognizes a current tax liability or tax asset for the estimated taxes payable or refundable on tax returns for the current year. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company establishes valuation allowances if we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using current enacted tax rates in effect.
The Company does not recognize a tax benefit unless it concludes that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that, in its judgment, is greater than 50 percent likely to be realized. The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense.
The Company is subject to tax in numerous domestic and foreign jurisdictions primarily based on its operations in these jurisdictions. Significant judgment is required in assessing the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could have material impact on the Company's financial position or results of operations.

Revenue Recognition
The Company’s revenues primarily consist of transaction and clearing fee revenues for transactions executed and/or cleared through the Company’s global electronic trading and clearing platforms. Following the Company’s acquisition of NYSE Euronext on November 13, 2013 (Note 3), the Company also has revenues relating to cash trading and listing fees and the associated market data fees, technology fees and other revenues from NYSE Euronext services.
Derivatives trading and clearing revenues are recognized over the period in which the services are provided, which is typically the date the transactions are executed or are cleared, except for a portion of clearing revenues related to cleared contracts which have an ongoing clearing obligation that extends beyond the execution date. The transaction and clearing fee revenues are determined on the basis of the transaction and clearing fee charged for each contract traded on the exchanges. Derivatives transaction and clearing fees are recorded net of rebates of $511 million, $372 million and $296 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company offers rebates in certain of its markets primarily to support market liquidity and trading volumes by providing qualified trading participants in those markets a discount to the applicable commission rate. These rebates reduce revenue that the Company would have generated had it charged full transaction fees and had it generated the same volume without the rebate program. The increase in rebates is due primarily to rebates relating to NYSE Euronext derivatives trading and clearing following its acquisition, an increase in the number of participants in the rebate programs offered on various contracts, an increase in the number of rebate programs offered and from higher contract volume traded under these programs during the periods.
Cash trading fee revenues are paid by organizations based on their trading activity. Fees are assessed on a per share basis for trading in equity securities. The fees are applicable to all transactions that take place on any of the Company’s trading venues, and the fees vary based on the size and type of trade that is consummated and trading venue. The U.S. securities exchanges earn transaction fees for customer orders of equity securities matched internally, as well as for customer orders routed to other exchanges. The European securities exchanges earn transaction fees for customer orders of equity, debt securities and other cash instruments on the cash markets. Cash trading fees are recognized as earned, which is generally upon execution of the trade. Cash trading fees are recorded gross of liquidity rebates and routing charges. Liquidity payments made to cash trading customers and routing charges made to other exchanges are included in transaction-based expenses on the consolidated statements of income.
Listing fee revenues consist of original listing fees paid by issuers to list the initial securities on the various cash markets, other listing fees related to other corporate actions (including stock splits, sales of additional securities and merger and acquisitions) and annual listing fees paid by companies whose financial instruments are listed on the cash markets. Original listing fees are assessed primarily based on the number of shares that the issuer initially lists. Original listing fees are recognized as revenue on a straight-line basis over estimated service periods ranging from five to nine years. The service periods are determined for each of the Company's listing venues. Other listing fees are recognized on a straight-line basis over the estimated service periods ranging from three to six years, as determined by each of the Company's listing venues. Annual listing fees are recognized on a pro rata basis over the calendar year. The Company has determined that, at the time of the acquisition of NYSE Euronext, it did not have a legal performance obligation relating to the original and other listing fees. Therefore, in connection with purchase accounting rules under U.S. GAAP, the Company assigned a fair value of zero to the NYSE Euronext unamortized deferred revenue balances relating to the original and other listing fees as of the acquisition date of November 13, 2013. The unamortized deferred revenue balances as of December 31, 2013 relate to original and other listing fees incurred and billed and not yet recognized as revenue subsequent to the November 13, 2013 acquisition through December 31, 2013.
Market data fee revenues in our derivatives markets primarily include terminal and license fees received from data vendors in exchange for the provision of real-time futures price information and market data access fees. Market data fees are charged to data vendors on a monthly basis based on the number and type of terminals they have carrying futures data. Each data vendor also pays an annual license fee, which is deferred and recognized as revenue ratably over the period of the annual license. Market data fee revenues also include market data access fees charged to customers that are signed up to trade on the electronic platform. The market data access amount for each company is based on the number of users at each company signed up to trade on the electronic platform. The excess of the market data access fee total for each company over the actual amount of commissions paid for trading activity is recognized as market data access revenues. The actual amount of commissions paid that month for trading activity is recognized as transaction and clearing fee revenues.
In the United States, the Company, following the NYSE Euronext acquisition, collects market data revenues for consortium-based data products and, to a lesser extent, for New York Stock Exchange proprietary data products. Consortium-based data fees are determined by securities industry plans. Consortium-based data revenues that coordinated market data distribution generates (net of administration costs) are distributed to participating markets on the basis of the Regulation NMS formula. In Europe, the Company charges a variety of users, primarily end-users, for the use of Euronext's real-time and proprietary market services. The Company also collects annual license fees from vendors for the right to distribute market data to third parties and a service fee from vendors for direct connection to market data. These fees are recognized as revenue as services are rendered.
Other revenues primarily relate to NYSE Euronext related fees following its acquisition in November 2013, and consist of technology services revenues, regulatory fees charged to member organizations of the U.S. markets, trading license fees, facility and other fees provided to specialists, brokers and clerks physically located on the U.S. markets that enable them to engage in the purchase and sale of securities on the trading floor, and clearance and settlement activities derived from certain European venues. Also included in other revenue is revenue generated primarily from connectivity services related to various technology networks, software license and maintenance fees, and strategic consulting services.
Activity Assessment Fees and Section 31 Fees
Following the Company’s acquisition of NYSE Euronext on November 13, 2013 (Note 3), the Company pays the Securities Exchange Commission (the "SEC") fees pursuant to Section 31 of the Securities Exchange Act of 1934 for transactions executed on the U.S. security exchanges. These Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. The Company, in turn, collects activity assessment fees, which are included in transaction and clearing fees in the accompanying consolidated statements of income, from member organizations clearing or settling trades on the U.S. securities exchanges and recognizes these amounts as revenue when invoiced. Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as an accrued liability until paid. The activity assessment fees are designed so that they are equal to the Section 31 fees paid by the Company to the SEC. As a result, Section 31 fees do not have an impact on the Company's net income.
Stock-Based Compensation
The Company currently sponsors employee and director stock option and restricted stock plans (Note 9). U.S. GAAP requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors, including employee stock options and restricted stock, based on estimated fair values. U.S. GAAP requires companies to estimate the fair value of stock option awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as stock-based compensation expense over the requisite service period in the Company’s consolidated financial statements.
The Company uses the Black-Scholes option pricing model for purposes of valuing stock option awards. The Company’s determination of fair value of stock option awards on the date of grant using the Black-Scholes option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected share price volatility over the term of the awards and actual and projected employee stock option exercise behavior.
Treasury Stock
The Company records treasury stock activities under the cost method whereby the cost of the acquired stock is recorded as treasury stock (Note 9). The Company’s accounting policy upon the formal retirement of treasury stock is to deduct the par value from common stock and to reflect any excess of cost over par value as a deduction from additional paid-in capital (to the extent created by previous issuances of the shares) and retained earnings.
Credit Risk and Significant Customers
The Company’s clearing houses have credit risk for maintaining certain of the clearing member cash deposits at various financial institutions (Note 11). Cash deposit accounts are established at larger money center banks and structured to restrict the rights of offset or liens by the banks. The Company’s clearing houses monitor the cash deposits and mitigate credit risk by keeping such deposits in several financial institutions, ensuring that its overall credit risk exposure to any individual financial institution remains within acceptable concentration limits, and by ensuring that the financial institutions have strong or high investment grade ratings. The Company also limits its risk of loss by holding the majority of the cash deposits in high quality short-term sovereign debt reverse repurchase agreements with several different counterparty banks or direct investments in short-term high quality sovereign and supranational debt issues. If the cash deposits decrease in value, the Company’s clearing houses would be liable for the losses. However, any negative returns are passed on to the clearing members. The Company’s clearing houses historically have not experienced losses related to these clearing member cash deposits.
When engaging in reverse repurchase agreement, the Company's clearing houses take delivery of the underlying reverse repurchase securities in custody accounts that are under the control of the clearing house. Additionally, the securities purchased subject to reverse repurchase have a market value greater than the reverse repurchase amount. The typical haircut received for high quality sovereign debt is 2% of the reverse repurchase amount. Thus, in the event that a reverse repurchase counterpart defaults on its obligation to repurchase the underlying reverse repurchase securities, the Company's clearing house will have possession of securities with a value greater than the reverse repurchase counterparty’s obligation to the clearing house
The Company’s futures businesses have minimal credit risk as all of their transaction revenues are currently cleared through the Company’s clearing houses. The Company’s accounts receivable related to market data revenues, cash trading and listing revenues, technology revenues, CDS transaction revenues and bilateral over-the-counter energy transaction revenues subjects the Company to credit risk, as the Company does not require these customers to post collateral. The Company limits its risk of loss by terminating access to trade to entities with delinquent accounts. The concentration of risk on accounts receivable is also mitigated by the large number of entities comprising the Company's customer base.
The Company’s accounts receivable are stated at cost. There were no individual accounts receivable balances greater than 10% of total consolidated accounts receivable as of December 31, 2013 or December 31, 2012. No single customer accounted for more than 10% of total consolidated revenues during any of the years ended December 31, 2013, 2012 or 2011.
Leases
The Company expenses rent from non-cancellable operating leases, net of sublease income, on a straight-line basis based on future minimum lease payments. The net costs are included in rent and occupancy expenses in the accompanying consolidated statements of income (Note 12).
Acquisition-Related Transaction and Integration Costs
The Company incurs incremental direct acquisition-related transaction costs relating to various completed and potential acquisitions and other strategic opportunities to strengthen its competitive position and support growth. The acquisition-related transaction costs include fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms, deal-related bonuses to certain of our employees, as well as costs associated with credit facilities and other external costs directly related to the proposed or closed transactions. The acquisition-related transaction and integration costs incurred during the year ended December 31, 2013 primarily relate to the costs incurred for the NYSE Euronext acquisition and the ICE Endex acquisition (Note 3). The costs during the year ended December 31, 2013 also included integration costs incurred from November 13, 2013 to December 31, 2013 primarily relating to NYSE Euronext employee termination costs, costs incurred relating to the Euronext potential initial public offering in Europe, deal related bonuses and professional services costs incurred relating to the NYSE Euronext integration.
Fair Value of Financial Instruments
The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (Note 14). The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company’s financial instruments consist primarily of cash and cash equivalents, short-term and long-term restricted cash and investments, short-term and long-term investments, customer accounts receivable, margin deposits and guaranty funds, cost and equity method investments, short-term and long-term debt and other short-term assets and liabilities.
Foreign Currency Translation Adjustments and Foreign Currency Transaction Gains and Losses
The Company’s functional and reporting currency is the U.S. dollar. The Company has foreign currency translation risk equal to its net investment in certain United Kingdom ("U.K."), European and Canadian subsidiaries. The revenues, expenses and financial results of these U.K., European and Canadian subsidiaries are denominated in pounds sterling, euros or Canadian dollars, which are the functional currencies of certain of these subsidiaries. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses, net of tax, included in the cumulative translation adjustment account, a component of equity. As of December 31, 2013 and 2012, the portion of our equity attributable to accumulated other comprehensive income from foreign currency translation adjustments was $389 million and $73 million, respectively. The Company seeks to reduce its net investment exposure to fluctuations in foreign exchange rates through the use of foreign currency-denominated debt.
The Company has foreign currency transaction gains and losses related to the settlement of foreign currency denominated assets, liabilities and payables that occur through its operations, which are received in or paid in pounds sterling or euros. The transaction gain and losses are due to the increase or decrease in the foreign currency exchange rates between periods. Forward contracts on foreign currencies are entered into to manage the foreign currency exchange rate risk. Gains and losses from foreign currency transactions are included in other income (expense) in the accompanying consolidated statements of income and resulted in net losses of $2 million and $4 million for the years ended December 31, 2013 and 2012, respectively.
Earnings Per Common Share
Basic earnings per common share is calculated using the weighted average common shares outstanding during the year. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive (Note 17).

Marketing and Promotional Fees
Advertising costs, including print advertising and production costs, product promotion campaigns and seminar, conference and convention costs related to trade shows and other industry events, are expensed as incurred. The Company incurred advertising costs of $8 million, $2 million and $3 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Recently Adopted and New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which requires entities to disclose additional information about changes in and significant items reclassified out of accumulated other comprehensive income. The guidance was required to be applied to reporting periods beginning after December 15, 2012. The guidance was adopted by the Company as of January 1, 2013 and this standard did not have a material effect on the Company’s consolidated financial statements.
In July 2013, the FASB amended Accounting Standards Codification ("ASC") 740, “Income Taxes.” The amendment provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The amendments will be effective for interim and annual periods beginning after December 15, 2013 and may be applied on a retrospective basis. Early adoption is permitted. The Company does not expect to adopt this amendment early, and the adoption is not expected to have a material effect on the Company’s consolidated financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year’s financial statement presentation. Current portion of licensing agreement of $19 million was reclassified to other current liabilities, income taxes payable of $29 million were reclassified to other current liabilities and non-current portion of licensing agreement of $64 million was reclassified to other non-current liabilities in the accompanying consolidated balance sheet as of December 31, 2012.

3.	Acquisitions
NYSE Euronext Acquisition
On November 13, 2013, the Company acquired 100% of NYSE Euronext for a combination of cash and stock, including replacement share-based payment awards. Each issued and outstanding share of NYSE Euronext common stock (except for excluded shares) was converted into the right to receive 0.1703 of a share of the Company’s common stock and $11.27 in cash (this is referred to as the “standard election amount”). In lieu of the standard election amount, NYSE Euronext stockholders also had the right to make either a cash election to receive $33.12 in cash (“cash election”), or a stock election to receive 0.2581 of a share of the Company’s common stock (“stock election”), for their NYSE Euronext shares. Both the cash election and the stock election were subject to the proration and adjustment procedures set forth in the Amended and Restated Agreement and Plan of Merger dated as of March 19, 2013 (the “Merger Agreement”) to ensure that the total amount of cash paid and stock issued were equal to the standard election amount. Because the stock consideration was substantially oversubscribed, the consideration received by the holders who elected the stock consideration was prorated pursuant to the terms of the Merger Agreement, which resulted in the payment, under the stock election, of 0.171200756 of a share of the Company's common stock and $11.154424 in cash for each issued and outstanding share of NYSE Euronext common stock.
The total purchase price was $11.1 billion and included cash consideration of $2.7 billion and the issuance of 42.4 million shares of the Company's common stock to NYSE Euronext stockholders. The fair value of the shares issued was $8.3 billion based on the closing share price of the Company's common stock of $197.80 per share on November 12, 2013. The cash consideration was funded from cash on hand, $1.4 billion of net proceeds received on October 8, 2013 in connection with the offering of the Senior Notes (as defined below) and $400 million of borrowings on October 31, 2013 under the Revolving Facility (as defined below) (Note 8).
The acquisition has been accounted for as a purchase business combination with ICE considered the acquirer of NYSE Euronext for accounting purposes. Assets acquired and liabilities assumed were recorded at their estimated fair values as of November 13, 2013. The total purchase price of $11.1 billion was comprised of the following (in millions):

Cash paid to NYSE Euronext stockholders	$2,742
Common stock issued to NYSE Euronext stockholders and employees	8,333
Fair value of the Company’s unvested restricted common stock and vested options issued to NYSE Euronext employees	14
Total purchase price	$11,089
In connection with the acquisition, the Company issued 41.4 million shares of its common stock to NYSE Euronext stockholders and issued 0.9 million shares of its common stock to NYSE Euronext employees relating to time-based restricted stock and performance-based restricted stock awards held by those employees that vested as of the acquisition date. The Company also assumed the NYSE Euronext plans for stock options and certain restricted stock awards.
For the NYSE Euronext time-based and performance-based restricted stock awards that vested as of the acquisition date, the fair value of the Company’s common stock issued in the satisfaction of these awards was included in the stock consideration presented in the table above as no post acquisition service was required. For those time-based restricted stock and performance-based restricted stock awards that did not fully vest as of the acquisition date and require post-acquisition service, the fair value of the Company’s common stock issued as replacement awards has been allocated between the pre- and post-acquisition service period, with the amount allocated to the pre-acquisition period included in the stock consideration presented in the table above. The amount allocated to the post-acquisition service period for the time-based and performance-based restricted stock awards will be expensed prospectively by the Company (Note 9). The fair value of the Company’s common stock and restricted stock issued for the NYSE Euronext time-based restricted stock and performance-based restricted stock awards was determined for accounting purposes to be $197.80 per share, which represented the closing price of the Company’s common stock the day immediately before the closing, or November 12, 2013. Under the terms of the acquisition agreement, the performance conditions of the NYSE Euronext unvested performance-based restricted stock were deemed satisfied at the date of the merger.
The NYSE Euronext outstanding stock option awards all vested as of the acquisition date. The fair value of the options issued as replacements awards was included in the table above as no post acquisition service is required. The fair value of the Company’s stock options issued for the NYSE Euronext stock option awards was determined for accounting purposes to be $109.30 per share, which was calculated using the Black-Scholes option pricing model.
Under purchase accounting, the total purchase price was allocated to NYSE Euronext’s preliminary net tangible and identifiable intangible assets based on the estimated fair values of those assets as of November 13, 2013, as set forth below. The excess of the purchase price over the preliminary net tangible and identifiable intangible assets was recorded as goodwill. Goodwill represents potential revenue synergies related to clearing and new product development, expense synergies related to technology and clearing, and opportunities to enter new markets. The preliminary purchase price allocation is as follows (in millions):

Property and equipment	637
Goodwill	7,422
Identifiable intangible assets	8,461
Other assets and liabilities, net	159
Deferred tax liabilities on identifiable intangible assets	(2,734)
Short-term and long-term debt	(2,529)
Non-controlling interests	(327)
Total preliminary purchase price allocation	$11,089

Of the preliminary goodwill amount above, $2.4 billion is included in the futures reporting unit, $3.4 billion is included in the U.S. cash listings reporting unit, $1.2 billion is included in the Euronext reporting unit and $465 million is included in the technology reporting unit for purposes of impairment testing as this is consistent with how it is reported internally to the Company’s chief operating decision maker. The Company estimated that $8 million of the preliminary goodwill acquired in the acquisition will be deductible for tax purposes.

In performing the preliminary purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of NYSE Euronext’s business. The following table sets forth the components of the preliminary intangible assets associated with the acquisition as of December 31, 2013 (in millions, except years):

Preliminary Intangible Assets	Preliminary Acquisition-Date Fair Value	Foreign Currency Translation	Accumulated Amortization	Net Book Value	Useful Life
Exchange registrations and licenses	$6,960	$138	$—	$7,098	Indefinite
Customer relationships	1,068	19	(7)	1,080	17-25 years
Trade names	320	2	—	322	3 years to Indefinite
Developed technology	113	1	(3)	111	3 years
Total	$8,461	$160	$(10)	$8,611

Preliminary identifiable intangible assets consist of intangibles derived from national securities and futures exchange registrations and licenses, customer relationships, trade names and developed technology, of which customer relationships, certain trade names and developed technology are being amortized using the straight-line method over their estimated useful lives. Indefinite useful lives were assigned for exchange registrations and licenses since the registrations and licenses represent rights to operate the exchanges in perpetuity based on the long history of the NYSE Euronext exchanges acquired and the expectation that a market participant would continue to operate them indefinitely. An average 20 year useful life for customer relationships has been estimated based on the projected economic benefits associated with this asset. The average 20 year estimated useful life represents the approximate point in the projection period in which a majority of the asset’s cash flows are expected to be realized based on assumed attrition rates. Indefinite useful lives for the $310 million NYSE and Euronext trade names have been determined based on their long history in the marketplace, their continued use following the acquisition, and their importance to the business of NYSE Euronext and prominence in the industry. A three year useful life for the $10 million Liffe trade name has been estimated based on the period in which the Company expects a market participant would use the name prior to rebranding and the length of time the name is expected to maintain recognition and value in the marketplace. Developed technology represents both internally and externally developed software related to NYSE Euronext’s internal and trading operations. The exchange registrations and licenses and customer relationships intangible assets were valued using the multi-period excess earnings income approach, the trade names intangible assets were valued using the relief from royalty income approach and the developed technology intangible assets were valued using the multi-period excess earnings income approach and the replacement cost method.

The preliminary allocation of the purchase price will be finalized upon the completion of the fair value analysis of the acquired assets and liabilities, including the preliminary intangible assets in the table above. The Company has not yet obtained all of the information related to the fair value of the acquired assets and liabilities related to the acquisition to finalize the purchase price allocation. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of the identifiable intangible assets, income taxes and certain other tangible assets and liabilities, and the allocation of the goodwill to the various reporting units.

The accompanying consolidated financial statements of the Company include the NYSE Euronext results of operations and cash flows from the period from November 13, 2013 through December 31, 2013, and balances as of December 31, 2013. Total revenue, less transaction-based expenses, and net loss attributable to NYSE Euronext of $284 million and ($20 million), respectively, are included in the Company's consolidated statement of income for the year ended December 31, 2013. The Company has incurred $63 million in employee termination costs following the acquisition, which are included in acquisition-related transaction and integration costs for the year ended December 31, 2013.

The financial information in the table below summarizes the combined results of operations of the Company and NYSE Euronext, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented. Such pro forma financial information is based on the historical financial statements of the Company and NYSE Euronext. This pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information, including, without limitation, preliminary purchase accounting adjustments. The pro forma financial information presented below also includes depreciation and amortization based on the preliminary valuation of NYSE Euronext’s tangible assets and preliminary identifiable intangible assets resulting from the acquisition. The pro forma financial information does not reflect any synergies or operating cost reductions that may be achieved from the combined operations. The pro forma financial information combines the historical results for the Company and NYSE Euronext for the years ended December 31, 2013, 2012 and 2011 in the following table (in millions, except per share amounts).

	Year Ended December 31,
	2013	2012	2011
Total revenues, less transaction-based expenses	$3,659	$3,598	$3,905
Net income attributable to the Company	$836	$875	$1,083
Earnings per common share — Basic	$7.29	$7.62	$9.40
Earnings per common share — Diluted	$7.25	$7.57	$9.33
ICE Endex Acquisition
On March 26, 2013, the Company acquired 79% of the derivatives and spot business of the energy exchange formerly known as APX-ENDEX. Gasunie, a European natural gas infrastructure company and a former stockholder of APX-ENDEX, retained the remaining 21% stake. The acquisition followed the demerger of APX-ENDEX into two separate entities, a spot power and clearing entity and a derivatives and spot gas entity. The Company renamed the acquired business ICE Endex and it is based on the derivatives and spot gas business of the former APX-ENDEX. ICE Endex offers a liquid, transparent and accessible continental European trading hub for natural gas and power derivatives, gas balancing markets and gas storage services. The trade execution and clearing of ICE Endex derivatives products transitioned to the Company’s trading platform and to ICE Clear Europe, respectively, on October 7, 2013. ICE Endex is based in Amsterdam and one of its subsidiaries retains a license to operate a regulated market in the Netherlands. The launch of ICE Endex in conjunction with Gasunie expands the Company’s ability to serve participants in the continental European natural gas and power markets.
The ICE Endex purchase price was allocated to the net tangible and identifiable intangible assets based on the fair value of those assets as of March 26, 2013. The net tangible and identifiable intangible assets acquired were $43 million. The Company has recorded intangible assets of $52 million for exchange traded contracts, which have been assigned an indefinite life and $1 million for customer relationships, which have been assigned a 15-year useful life. The excess of the purchase price over the net tangible and identifiable intangible assets was $23 million and was recorded as goodwill.
Other Acquisitions
On February 3, 2014, the Company acquired 100% of Singapore Mercantile Exchange Pte. Ltd. (“SMX”). The acquisition includes Singapore Mercantile Exchange Clearing Corporation Pte. Ltd. (“SMXCC”), a wholly owned subsidiary of SMX, and the clearing house for all SMX trades. SMX operates futures markets in Singapore across metals, currencies, energy and agricultural commodities. SMX and SMXCC retain licenses to operate as an approved exchange and an approved clearing house, regulated by the Monetary Authority of Singapore, providing the Company with exchange and clearing infrastructure in Asia for the first time.
During the year ended December 31, 2012, the Company acquired 100% of WhenTech LLC, a technology, software and information provider for option market participants. WhenTech LLC’s solutions include options valuation, analytics and risk management platforms. During the year ended December 31, 2011, the Company acquired 100% of Ballista Securities and 100% of DebtMarket. Ballista Securities is a U.S. broker-dealer and Alternative Trading System and DebtMarket is a fixed income platform where users can list, purchase or sell loan portfolios. The total cash purchase price for these three acquisitions was $29 million.

4.	Short-Term and Long-Term Restricted Cash and Investments
The Company owns ICE Futures Europe, and in connection with the NYSE Euronext acquisition, LIFFE Administration and Management (“Liffe”), both of which operate as U.K. Recognized Investment Exchanges. As U.K. Recognized Investment Exchanges, ICE Futures Europe and Liffe are required by the Financial Conduct Authority in the United Kingdom to restrict the use of the equivalent of six months of operating expenditures, subject to certain deductions, in cash or cash equivalents or investments at all times. As of December 31, 2013 and 2012, this amount for ICE Futures Europe was equal to $37 million and $18 million, respectively, and this amount for Liffe was $114 million as of December 31, 2013. Such amounts are reflected as short-term restricted cash and investments in the accompanying consolidated balance sheets. As a U.K. Recognized Clearing House, ICE Clear Europe Limited ("ICE Clear Europe") is required by the Bank of England in the United Kingdom to restrict the use of the equivalent of six months of operating expenditures, subject to certain deductions, in cash or cash equivalents or investments at all times. As of December 31, 2013 and 2012, this amount for ICE Clear Europe was equal to $75 million and $34 million, respectively, and such amounts are reflected as short-term restricted cash and investments in the accompanying consolidated balance sheets. The aggregate $60 million increase in the regulatory capital of ICE Futures Europe and ICE Clear Europe during the year ended December 31, 2013 was primarily due to changes to the regulatory capital calculations that were implemented in February 2013 which no longer allow for certain deductions in the calculation of each entity’s six months of operating expenditures.
The Company’s Commodity Futures Trading Commission (“CFTC”) regulated U.S. Designated Contract Market ("DCM"), ICE Futures U.S., Inc. ("ICE Futures U.S."), and the Company’s CFTC regulated U.S. Derivatives Clearing Organizations ("DCO"), ICE Clear U.S., Inc. ("ICE Clear U.S."), ICE Clear Europe, ICE Clear Credit LLC ("ICE Clear Credit") and The Clearing Corporation ("TCC"), are required to maintain financial resources with a value at least equal to the amount that would cover certain operating costs for a one-year period, including maintaining cash or a committed line of credit, subject to certain deductions, to satisfy six months of such operating costs at all times. As of December 31, 2013 and 2012, the financial resources necessary to satisfy six months of such operating costs for the Company’s DCM and DCOs were $154 million and $67 million, respectively, in the aggregate, of which $116 million and $37 million, respectively, was satisfied by the Company’s revolving credit facility. A portion of such revolving credit facility is reserved for use by certain of the Company’s DCOs for liquidity purposes (Note 8). The remaining $38 million and $31 million as of December 31, 2013 and 2012, respectively, was recorded as short-term restricted cash and investments in the accompanying consolidated balance sheets. The $87 million increase in the CFTC regulatory capital during the year ended December 31, 2013 was primarily due to adjustments to certain expenditures at ICE Futures U.S. that resulted in lower deductions in the calculation of the six months of operating expenditures.
Consistent with the other clearing houses that the Company owns, ICE Clear Europe requires that each clearing member make deposits to a fund known as the guaranty fund. The amounts in the guaranty fund will serve to secure the obligations of a clearing member to ICE Clear Europe and may be used to cover losses in excess of the margin and clearing firm accounts sustained by ICE Clear Europe in the event of a default of a clearing member. ICE Clear Europe has committed $100 million of its own cash as part of its energy guaranty fund and this cash is reflected as long-term restricted cash in the accompanying consolidated balance sheets as of December 31, 2013 and 2012. The Company also contributed $50 million to the ICE Clear Credit guaranty fund and $10 million to the ICE Clear Europe CDS guaranty fund, along with the contributions by clearing members. The Company’s combined CDS guaranty fund contributions of $60 million in cash as of December 31, 2013 and 2012, which is not available for general use by the Company, has been reflected as long-term restricted cash in the accompanying consolidated balance sheets (Note 11).
In connection with ICE Clear U.S.’s election to be subject to Subpart C of the CFTC's regulation (which accordingly, permits recognition as a Qualified Central Counter Party ("QCCP")), the Company contributed $50 million to ICE Clear U.S.’s guaranty fund on January 1, 2014 (Note 11). The $50 million will be reflected as long-term restricted cash effective on and after January 1, 2014.

5.	Short-Term and Long-Term Investments
The Company’s short-term and long-term investments consist of available-for-sale securities. As of December 31, 2013, available-for-sale securities consisted of the following (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cetip equity securities	$324	$—	$—	$324
U.S. Treasury securities	37	—	—	37
Mutual funds	33	—	—	33
Foreign exchange derivative contracts	4	—	—	4
Total available-for-sale securities	$398	$—	$—	$398
As of December 31, 2012, available-for-sale securities consisted of the following (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cetip equity securities	$514	$—	$(123)	$391

The Company acquired 31.6 million shares, or 12%, of the common stock of Cetip, S.A. (“Cetip”) for an aggregate consideration of $514 million in cash in July 2011. The Company accounts for its investment in Cetip as an available-for-sale investment and is classified as a long-term investment in the accompanying consolidated balance sheets. As of December 31, 2013 and 2012, the fair value of the equity security investment was $324 million and $391 million, respectively. The Company’s investment in Cetip was made in, and the shares are valued in, Brazilian reais. Changes in the fair value of available-for-sale securities that are considered to be temporary are reflected in accumulated other comprehensive income, and include the effects of both stock price and foreign currency translation fluctuations. The unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. Realized gains and losses, and declines in value deemed to be other-than-temporary are recognized in earnings. The accumulated losses of $190 million as of December 31, 2013, including losses of $67 million for the year ended December 31, 2013, resulted from $162 million in foreign currency translation losses relating to the decrease in value of the Brazilian real relative to the U.S. dollar from the investment date in July 2011 through December 31, 2013 and by a $28 million decrease in the stock price of Cetip through December 31, 2013.

The Company has continually evaluated the near-term prospects of Cetip in relation to the severity and duration of the previously unrecognized accumulated losses. Based on that evaluation and the Company’s ability and intent to hold this equity security investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company did not consider this investment to be other-than-temporarily impaired prior to the fourth quarter of 2013. In making this determination in the past, the Company considered that the share price of the security and the exchange rate between the Brazilian real and the U.S. dollar fluctuates significantly from quarter to quarter and the investment had an accumulated unrealized gain of $9 million as recently as of March 31, 2012. The Company also factored in the strong financial performance of Cetip, the overall strong growth potential and positive outlook of Cetip, as well as forecasted price targets for the Cetip stock price in 2014 by financial analysts to be significantly in excess of the stock price at the acquisition date in July 2011 and the forecasted target would be sufficient to recover the unrealized loss.

However, based on the evaluation as of December 31, 2013, the Company determined that due to the duration of the primarily currency driven impairment and the increase in the severity of the impairment in the fourth quarter of 2013 ($162 million in accumulated losses or 32% of the original investment value, including a substantial decrease in the fourth quarter of 2013 due to continued devaluation of the Brazilian real as compared to the U.S. dollar), the accumulated unrealized losses were no longer expected to recover in the near term and thus the unrealized losses were no longer considered to be temporary. In making this conclusion, the Company considered that the Brazilian real to the U.S. dollar exchange rate as of December 31, 2013, which was 0.4245, has decreased 33% since the original investment of the Cetip stock in July 2011, decreased 13% during the year ended December 31, 2013 and decreased 5% during the three months ended December 31, 2013. The exchange rate is also forecasted by certain economists surveyed by the central bank to continue to decrease throughout 2014.

Because the Cetip fair value has been below the original investment cost for an extended period of time and recovery of the accumulated losses relating to the foreign currency translation losses is not likely in the near term, the Company is required to record an other-than-temporary impairment charge as of December 31, 2013. Under U.S. GAAP, the impairment loss shall be recognized in earnings in an amount equal to the entire difference between the investment's cost and its fair value at the balance sheet date for which the assessment is made. The impairment loss is equal to the difference between the $324 million fair value as of December 31, 2013 and the original investment cost of $514 million, which is $190 million. The $324 million fair value of the Cetip investment as of December 31, 2013 becomes the new cost basis of the investment and the new cost basis will not be adjusted for subsequent recoveries in fair value. The $190 million impairment loss was reclassified out of accumulated other comprehensive loss and was recognized in other expense in the accompanying consolidated statement of income for the year ended December 31, 2013.
In connection with the acquisition of NYSE Euronext, the Company now has additional investments classified as available-for-sale securities in the table above, as well as additional equity investments. Equity and fixed income mutual funds held for the purpose of providing future payments for the Supplemental Executive Savings Plan and the Supplemental Executive Retirement Plan are classified as available-for-sale securities, as well as U.S. Treasury securities and foreign exchange derivative contracts. The Company also has additional equity investments classified as either equity or cost method investments, including, but not limited to, a 4% ownership in Euroclear, a financial services company that specializes in the settlement of securities transactions as well as the safekeeping and asset servicing of these securities, and a 2% ownership in LCH.Clearnet, a European based independent clearing house that services international exchanges as well as a range of OTC markets. As of December 31, 2013, the Company’s equity and cost-method investments are $177 million, and are classified as other non-current assets in the accompanying consolidated balance sheet.

6.	Property and Equipment
Property and equipment consisted of the following as of December 31, 2013 and 2012 (in millions, except years):

	As of December 31,		Depreciation Period (Years)
	2013	2012
Software and internally developed software	$283	$205	1 to 3
Computer and network equipment	208	91	1 to 4
Land	167	—	N/A
Buildings and building improvements	118	—	2.5 to 40
Leasehold improvements	173	42	1 to 17
Equipment, aircraft and office furniture	228	49	1 to 15
	1,177	387
Less accumulated depreciation and amortization	(286)	(243)
Property and equipment, net	$891	$144
For the years ended December 31, 2013, 2012 and 2011, amortization of software and internally developed software was $45 million, $37 million and $33 million, respectively, and depreciation of all other property and equipment was $40 million, $24 million and $23 million, respectively. The unamortized software and internally developed software balances were $102 million and $65 million as of December 31, 2013 and 2012, respectively. The increase in the property and equipment during the year ended

December 31, 2013 is primarily due to the property and equipment acquired in the NYSE Euronext acquisition (Note 3), the purchase of our corporate headquarters and an aircraft.

7.	Goodwill and Other Intangible Assets
The following is a summary of the activity in the goodwill balance for the years ended December 31, 2013 and 2012 (in millions):

Goodwill balance at January 1, 2012	$1,903
Acquisitions	16
Foreign currency translation	19
Goodwill balance at December 31, 2012	1,938
Acquisitions	7,445
Foreign currency translation	118
Goodwill balance at December 31, 2013	$9,501
The following is a summary of the activity in the other intangible assets balance for the years ended December 31, 2013 and 2012 (in millions):

Other intangible assets balance at January 1, 2012	$854
Acquisitions	4
Foreign currency translation	10
Amortization of other intangible assets	(69)
Other intangible assets balance at December 31, 2012	799
Acquisitions	8,515
Foreign currency translation	166
Amortization of other intangible assets	(76)
Other intangible assets balance at December 31, 2013	$9,404

The Company completed the NYSE Euronext and ICE Endex acquisitions during the year ended December 31, 2013 and the WhenTech LLC acquisition during the year ended December 31, 2012 (Note 3). The foreign currency translation adjustments in the tables above result from a portion of the Company’s goodwill and other intangible assets being held at the Company’s U.K., European and Canadian subsidiaries, some of whose functional currencies are not the U.S. dollar.
Other intangible assets and the related accumulated amortization consisted of the following as of December 31, 2013 and 2012 (in millions, except years):

	As of December 31,		Useful Life (Years)
	2013	2012
Customer relationships	$1,369	$281	3 to 25
Russell licensing rights	184	184	10
Trading products with finite lives	262	256	20
Non-compete agreements	34	34	1 to 5
Technology	181	67	2.5 to 11
Other	16	4	2 to 5
	2,046	826
Less accumulated amortization	(406)	(328)
Total finite-lived intangible assets, net	1,640	498
Exchange registrations and licenses with indefinite lives	7,172	74
Trading products with indefinite lives	270	217
Trade names	312	—
Other	10	10
Total other indefinite-lived intangible assets	7,764	301
Total other intangible assets, net	$9,404	$799

For the years ended December 31, 2013, 2012 and 2011, amortization of other intangible assets was $76 million, $69 million and $76 million, respectively. Collectively, the remaining weighted average useful lives of the finite-lived intangible assets is 16.4 years as of December 31, 2013. The Company expects future amortization expense from the finite-lived intangible assets as of December 31, 2013 to be as follows (in millions):

2014	$161
2015	158
2016	150
2017	101
2018	87
Thereafter	983
$1,640

8.	Debt

The Company’s total debt, including short-term and long-term debt, consisted of the following as of December 31, 2013 and 2012 (in millions):

	As of December 31,
	2013	2012
Debt:
Commercial Paper	$1,080	$—
Credit Facilities:
Revolving Facility	—	113
Term Loan Facility	55	50
Short-term debt	1,135	163
Senior Notes:
2018 Senior Notes (2.5% senior unsecured notes due October 15, 2018)	599	—
2023 Senior Notes (4.0% senior unsecured notes due October 15, 2023)	794	—
NYSE Euronext Notes:
NYSE Euronext USD Notes (2.0% senior unsecured notes due October 5, 2017)	854	—
NYSE Euronext EUR Notes (5.375% senior unsecured notes due June 30, 2015)	1,353	—
Credit Facilities:
Revolving Facility	—	182
Term Loan Facility	323	387
Private Senior Notes	—	400
Long term debt	3,923	969
Total debt	$5,058	$1,132
Revolving Facility and Term Loan Facility (the Credit Facilities)
In November 2011, the Company entered into senior unsecured credit facilities in the aggregate amount of $2.6 billion (the “Credit Facilities”). The Credit Facilities include an option for the Company to propose an increase in the aggregate amount available for borrowing by $400 million during the term of the Credit Facilities. The Credit Facilities consist of (i) an aggregate $500 million five-year senior unsecured term loan facility (the “Term Loan Facility”) and (ii) an aggregate $2.1 billion five-year senior unsecured multicurrency revolving credit facility (the “Revolving Facility”). The Credit Facilities mature on November 9, 2016. The Company may prepay the outstanding loans under the Credit Facilities, in whole or in part, without premium or penalty.
Each loan under the Credit Facilities, including the outstanding Term Loan Facility, will bear interest on the principal amount outstanding at either (a) LIBOR plus an applicable margin rate or (b) a “base rate” plus an applicable margin rate; provided, however, that all loans denominated in a foreign currency will bear interest at LIBOR plus an applicable margin rate. The “base rate” equals the higher of (i) Wells Fargo’s prime rate, (ii) the federal funds rate plus 0.50%, or (iii) the one month LIBOR rate plus 1.00%. The applicable margin rate ranges from 1.25% to 2.25% on the LIBOR loans and from 0.25% to 1.25% for the base rate loans based on the Company’s total leverage ratio calculated on a trailing twelve-month period. As of December 31, 2013, the Company has $378 million aggregate principal amount of borrowings outstanding in the form of a LIBOR rate loan with a stated interest rate of 2.41% per annum under the Term Loan Facility.
During December 2012, the Company borrowed $295 million under the Revolving Facility for temporary borrowing capacity to facilitate intercompany transactions, all of which was subsequently repaid in 2013. On October 31, 2013, the Company borrowed $900 million under the Revolving Facility, of which $400 million was used to pay the cash portion of the purchase price for the acquisition of NYSE Euronext while the remaining $500 million was used to pay off the outstanding commercial paper obligations of NYSE Euronext, as well as to fund certain deal related fees and expenses (Note 3). On December 24, 2013, the Company repaid the $900 million borrowed under the Revolving Facility with the proceeds from the issuance of commercial paper, as discussed below, and with cash on hand.
As of December 31, 2013, of the $2.1 billion that was available for borrowing under the Revolving Facility, $1.1 billion is required to back stop the Commercial Paper Program discussed below, and $303 million is reserved for the Company's clearing houses. The Credit Facilities include an unutilized revolving credit commitment fee that is equal to the unused maximum revolver amount, multiplied by an applicable margin rate and is payable in arrears on a quarterly basis. The applicable margin rate was 0.40% as of December 31, 2013.
Of the amounts available under the Revolving Facility: (i) $150 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear Europe, (ii) $100 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear Credit, (iii) $50 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear U.S., (iv) $3 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear Canada, and (v) the remainder, plus any portion of the proceeds no longer necessary to be reserved for the foregoing purposes, are available to the Company to use for working capital and general corporate purposes. From time to time, the Company may agree to provide additional liquidity to our subsidiaries to meet regulatory capital requirements, general corporate purposes or short term liquidity needs.
On September 27, 2013, the Company agreed with the lenders under the Credit Facilities to amend the terms of the Credit Facilities to make certain changes, including, effective upon the consummation of the NYSE Euronext acquisition, to add ICE Group and NYSE Euronext as guarantors under the Credit Facilities and elevate reporting and financial covenants to ICE Group and its consolidated subsidiaries.
The Credit Facilities contain affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required notices or approvals for acquisitions, dispositions of assets and certain investments in subsidiaries, the incurrence of additional debt or the creation of liens and other matters. The Credit Facilities also contain other customary representations, warranties and covenants.
Private Senior Notes
Simultaneous with entering into the Credit Facilities in November 2011, the Company also entered into a note purchase agreement with various institutional investors providing for the sale of $400 million aggregate principal amount of Company senior notes, consisting of $200 million of the Company’s 4.13% Senior Notes, Tranche A, due November 9, 2018 and $200 million of the Company’s 4.69% Senior Notes, Tranche B, due November 9, 2021 (collectively, the “Private Senior Notes”). The Private Senior Notes were sold in a private offering exempt from the registration provisions of the Securities Act of 1933, as amended.
On September 27, 2013, the Company and the holders of the outstanding Private Senior Notes entered into a first amendment and waiver agreement (the “Amendment and Waiver”) to the note purchase agreement. On October 16, 2013, following the issuance of the Senior Notes discussed below and in accordance with the Amendment and Waiver, the Company prepaid the $400 million aggregate principal amount of Private Senior Notes. In connection with the early payoff of the Private Senior Notes, the Company incurred $51 million in expenses relating to a $49 million pre-payment to the Private Senior Notes investors and an associated $2 million write off of the related debt issuance costs. The $51 million expense was recorded as other expense in the accompanying consolidated statement of income for the year ended December 31, 2013. As discussed below, to fund the prepayment of the Private Senior Notes and the associated pre-payment, the Company borrowed $450 million on October 11, 2013 under the 364 Day Facility. Accrued interest of $8 million was also paid in connection with this prepayment.
364 Day Facility
On July 12, 2013, the Company entered into a new $600 million 364 day senior unsecured revolving credit facility (the “364 Day Facility”) pursuant to a credit agreement with Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the lenders signatory thereto. The 364 Day Facility includes an option for the Company to propose an increase in the aggregate amount available by $200 million during the term of the 364 Day Facility. The 364 Day Facility may be used for the Company’s working capital and general corporate purposes. As discussed above, on October 11, 2013, the Company borrowed $450 million under the 364 Day Facility to fund the prepayment of the Private Senior Notes and associated pre-payment in an aggregate amount of $449 million. On December 20, 2013, the Company repaid the $450 million borrowed under the 364 Day Facility with the proceeds from the issuance of commercial paper, as discussed below. As of December 31, 2013, the full amount of $600 million was available for borrowing under the 364 Day Facility.
Each loan under the 364 Day Facility will, at the option of the Company, bear interest on the principal amount outstanding at either (a) LIBOR plus an applicable margin rate or (b) a “base rate” plus an applicable margin rate. The “base rate” equals the higher of (i) Wells Fargo’s prime rate, (ii) the federal funds rate plus 0.50%, or (iii) the one month LIBOR rate plus 1.00%. The applicable margin rate ranges from 1.25% to 2.25% on the LIBOR loans and from 0.25% to 1.25% for the base rate loans based on the Company’s total leverage ratio calculated on a trailing twelve-month period. With certain exceptions, the Company may prepay the outstanding loans under the 364 Day Facility, in whole or in part, without premium or penalty.
On September 27, 2013, the Company agreed with the lenders under the 364 Day Facility to amend the terms of the 364 Day Facility in a manner substantially consistent with the amendments to the Credit Facilities as described above. The 364 Day Facility contains affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required notices or approvals for acquisitions, dispositions of assets, the incurrence of additional debt or the creation of liens and other fundamental changes to the Company’s business that are substantially similar to those in the Credit Facilities.
Senior Notes
On October 8, 2013, the Company issued $600 million aggregate principal amount of 2.50% senior unsecured fixed rate notes due 2018 (the “2018 Senior Notes”) and $800 million aggregate principal amount of 4.00% senior unsecured fixed rate notes due 2023 (the “2023 Senior Notes”, together with the 2018 Senior Notes, the “Senior Notes”). The 2018 Senior Notes will mature on October 15, 2018, and the 2023 Senior Notes will mature on October 15, 2023. Interest on the Senior Notes will be payable on April 15 and October 15 of each year, beginning on April 15, 2014.
The Company used the net proceeds from the Senior Notes offering to finance, together with cash on hand and the $400 million borrowed on October 31, 2013 under the Revolving Facility, the $2.7 billion cash portion of the purchase price of the acquisition of NYSE Euronext (Note 3).
The Senior Notes contain affirmative and negative covenants, including, but not limited to, certain redemption rights, limitations on liens and indebtedness, limitations on certain mergers, sales, dispositions and lease-back transactions.

NYSE Euronext Notes
In connection with the acquisition of NYSE Euronext, the Company assumed the outstanding NYSE Euronext debt instruments. As of the November 13, 2013 acquisition date, NYSE Euronext had outstanding $850 million of 2.0% senior unsecured fixed rate notes due in October 2017 (the “NYSE Euronext USD Notes”) and €920 million of 5.375% senior unsecured fixed rate notes due in June 2015 (the “NYSE Euronext EUR Notes”, and together with the NYSE Euronext USD Notes, the "NYSE Euronext Notes").
In accordance with purchase accounting (Note 3), the Company recorded these outstanding notes at fair value on the November 13, 2013 acquisition date. Based on public debt prices, as of this date, the NYSE Euronext USD Notes had a fair value of $854 million (an increase of $4 million from its November 13, 2013 face value) and the NYSE Euronext EUR Notes had a fair value of $1.3 billion (an increase of $89 million from its November 13, 2013 face value). The increase in the carrying amount of the NYSE Euronext Notes to record them at fair value is amortized as a reduction to the interest expense recorded by the Company in the consolidated statements of income over the remaining maturities of the NYSE Euronext Notes. As of December 31, 2013, the outstanding amounts under the NYSE Euronext USD Notes and the NYSE Euronext EUR Notes were $850 million and €920 million ($1.3 billion), respectively.
The terms of the bonds do not contain any financial covenants. The bonds may be redeemed by the Company or the bond holders under certain customary circumstances, including a change in control accompanied by a downgrade of the bonds below an investment grade rating. The terms of the bonds also provide for customary events of default and a negative pledge covenant.
Guarantees
In order to avoid structural subordination among the Credit Facilities, 364 Day Facility, Senior Notes and the NYSE Euronext Notes, in connection with the acquisition of NYSE Euronext, the issuers and borrowers of the debt instruments entered into cross guarantees of these debt obligations while they are part of the same consolidated group. The guarantees of ICE Group, as a standalone entity, will remain in place until each applicable debt obligation has been satisfied. IntercontinentalExchange, Inc. and NYSE Euronext’s guarantees will remain in place until certain conditions are satisfied, which, in IntercontinentalExchange, Inc.’s case, includes IntercontinentalExchange, Inc. no longer being an obligor (issuer or borrower) under the Credit Facilities and, in NYSE Euronext’s case, includes ICE Group’s senior unsecured long-term indebtedness maintaining certain minimum credit ratings in the absence of the NYSE Euronext guarantee.

Commercial Paper Program
On December 16, 2013, the Company entered into a U.S. dollar commercial paper program (the “Commercial Paper Program”) in order to refinance the borrowings under the Revolving Facility and the 364 Day Facility as described above. The Commercial Paper Program is backed by the borrowing capacity available under the Revolving Facility, equal to the amount of the commercial paper that is issued and outstanding. The Company used the net proceeds from the notes issued under the Commercial Paper Program, along with cash on hand, to repay the $900 million borrowed under the Revolving Facility and the $450 million borrowed under the 364 Day Facility. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (USD LIBOR). The fluctuation of these rates due to market conditions may therefore impact the interest expense incurred by the Company.
Commercial paper notes with an aggregate par value of $1.1 billion and original maturities ranging from 1 to 97 days were outstanding as of December 31, 2013 under the Commercial Paper Program. As of December 31, 2013, the weighted average interest rate on the $1.1 billion outstanding under the Commercial Paper Program was 0.28% per annum, with a weighted average maturity of 33 days.
Debt Repayment Schedule
As of December 31, 2013, the outstanding debt repayment schedule is as follows (in millions):

2014	$1,135
2015	1,342
2016	250
2017	850
2018	600
Thereafter	800
Principal amounts repayable	$4,977
Unamortized balance of fair value adjustments and discounts on bonds, net	81
Total debt outstanding	$5,058

9.	Equity
The Company currently sponsors employee and director stock option and restricted stock plans. Employee and director stock-based compensation expenses and the related income tax benefit recognized for both stock options and restricted stock in the accompanying consolidated statements of income for the year ended December 31, 2013 was $56 million and $17 million, respectively, was $52 million and $16 million, respectively, for the year ended December 31, 2012, and was $53 million and $13 million, respectively, for the year ended December 31, 2011. The amount expensed for the years ended December 31, 2013, 2012 and 2011 is net of $7 million, $6 million and $5 million, respectively, of stock-based compensation that was capitalized as software development costs.
During the years ended December 31, 2013, 2012 and 2011, the Company recognized excess tax benefits of $8 million, $9 million and $5 million, respectively, as an increase to the additional paid-in capital balance. Of that amount, $8 million, $9 million and $4 million for the years ended December 31, 2013, 2012 and 2011, respectively, were qualifying excess tax benefits that are eligible to absorb future write-offs, if any, of unrealized deferred tax assets related to stock options. The $8 million, $8 million and $4 million are reported as financing cash flows in the accompanying consolidated statements of cash flows for the years ended December 31, 2013, 2012 and 2011, respectively. Regarding the ordering of tax benefits to determine whether an excess tax benefit is realized, as well as to measure that excess tax benefit, the Company follows applicable tax laws and disregards indirect effects of the excess tax benefit.
The Company, in connection with the acquisition of NYSE Euronext and pursuant to the Merger Agreement (Note 3), assumed the obligations of the IntercontinentalExchange, Inc. and NYSE Euronext employee and director equity plans, including the NYSE Euronext Omnibus Stock Incentive Plan (the “NYSE Omnibus Plan”). The IntercontinentalExchange, Inc. 2013 Omnibus Employee Incentive Plan (the “Employee Plan”) and the IntercontinentalExchange, Inc. 2013 Omnibus Non-Employee Director Incentive Plan (the “Director Plan”, and together with the Employee Plan, the “ICE Plans”) were adopted by the board of directors on March 1, 2013 and approved by stockholders at the annual meeting of stockholders held on May 17, 2013. The ICE Plans replace the IntercontinentalExchange, Inc. 2009 Omnibus Incentive Plan (the “2009 Plan”) for awards granted on or after May 17, 2013. There are 4.5 million shares registered under the Employee Plan (3.5 million as specified in the Employee Plan and 1 million shares that remained available under the 2009 Plan) and 250,000 shares registered under the Director Plan. The number of shares of common stock that may be issued pursuant to the NYSE Omnibus Plan has been converted in accordance with the terms of the Merger Agreement. As of December 31, 2013, the Company has 5.1 million shares in total under the ICE Plans and the NYSE Omnibus Plan that are available for future issuance of the Company’s stock option and restricted stock awards.
Stock Option Plans
Stock options are granted at the discretion of the compensation committee of the board of directors. All stock options are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options on the date of grant is recognized as expense ratably over the vesting period, net of estimated forfeitures. The Company may grant, under provisions of the plans, both incentive stock options and nonqualified stock options. The options generally vest over three years, but can vest at different intervals based on the compensation committee’s determination. Generally, options may be exercised up to ten years after the date of grant, but expire either 14 or 60 days after termination of employment. The shares of common stock issued under the Company’s stock option plans are made available from authorized and unissued Company common stock or treasury shares. The following is a summary of stock options for the years ended December 31, 2013, 2012 and 2011, which includes 3,644 stock options issued in connection with the NYSE Euronext acquisition in 2013:

	Number of Options	Weighted Average Exercise Price per Option
Outstanding at January 1, 2011	1,275,792	$56.73
Granted	123,663	112.48
Exercised	(341,554)	26.66
Forfeited	(12,157)	126.70
Outstanding at December 31, 2011	1,045,744	72.34
Granted	102,657	112.15
Exercised	(211,030)	34.57
Forfeited/Expired	(3,418)	109.68
Outstanding at December 31, 2012	933,953	85.07
Granted	152,361	127.21
Exercised	(213,967)	62.67
Outstanding at December 31, 2013	872,347	97.92

Details of stock options outstanding as of December 31, 2013 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Vested or expected to vest	872,347	$97.92	5.3	$111
Exercisable	689,046	$90.43	4.3	$93
The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 were $24 million, $20 million and $33 million, respectively. As of December 31, 2013, there were $5 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.7 years as the stock options vest.
Of the options outstanding at December 31, 2013, 689,046 were exercisable at a weighted-average exercise price of $90.43. Of the options outstanding at December 31, 2012, 794,264 were exercisable at a weighted-average exercise price of $80.29. Of the options outstanding at December 31, 2011, 872,068 were exercisable at a weighted-average exercise price of $65.84.
The Company uses the Black-Scholes option pricing model for purposes of valuing stock option awards. During the years ended December 31, 2013, 2012 and 2011, the Company used the weighted-average assumptions in the table below to compute the value of all options for shares of common stock granted to employees:

	Year Ended December 31,
Assumptions	2013	2012	2011
Risk-free interest rate	0.53%	0.57%	1.46%
Expected life in years	4.0	4.0	4.0
Expected volatility	37%	42%	72%
Expected dividend yield	0%	0%	0%
Estimated weighted-average fair value of options granted per share	$38.41	$36.96	$60.97
The risk-free interest rate is based on the zero-coupon U.S. Treasury yield curve in effect at the time of grant. The expected life computation is derived from historical exercise patterns and anticipated future patterns. Expected volatilities are based on historical volatility of the Company’s stock. Expected dividend yields have historically been 0% since prior to the November 13, 2013 acquisition of NYSE Euronext, the Company has not contemplated paying dividends. The Company's new dividend policy will impact the expected dividend yield on all stock options granted post-acquisition.
Restricted Stock Plans
Restricted stock grants are granted at the discretion of the compensation committee of the board of directors. Excluding the Company restricted stock issued in connection with the NYSE Euronext acquisition, discussed below, the Company granted a maximum of 874,018, 948,625 and 744,145 time-based and performance-based restricted stock units during the years ended December 31, 2013, 2012 and 2011, respectively, including 249,670, 295,615 and 285,655 time-based restricted stock units during the years ended December 31, 2013, 2012 and 2011, respectively. The grant date fair value of each award is based on the closing stock price at the date of grant. The fair value of the time-based restricted stock units on the date of grant is recognized as expense ratably over the vesting period, which is typically three years, net of forfeitures. Granted but unvested shares would be forfeited upon termination of employment. When restricted stock is forfeited, compensation costs previously recognized for unvested shares are reversed. Until the shares vest and are issued, the participants have no voting or dividend rights and the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Following the NYSE Euronext acquisition and in connection with the Company's new dividend declaration policy, unvested restricted stock is now subject to earn dividend equivalents which are paid in cash on the vest date.
The Company recognizes compensation costs, net of forfeitures, using an accelerated attribution method over the vesting period for awards with performance conditions. Compensation costs for such awards are recognized only if it is probable that the condition will be satisfied. If the Company initially determines that it is not probable that the performance condition will be satisfied and later determines that it is probable that the performance condition will be satisfied, or vice versa, the effect of the change in estimate is accounted for in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate. The Company would recognize the remaining compensation costs over the remaining vesting period. The Company’s compensation committee, pursuant to the terms of the ICE Plans and the authority delegated to it by the Company’s board of directors, can make equitable adjustments to the performance condition in recognition of unusual or non-recurring events.
During the fourth quarter of 2013, the Company reserved a maximum of 154,912 restricted shares for potential issuance as performance-based restricted shares for certain Company employees. The number of shares granted under the performance awards will be based on the Company’s actual financial performance as compared to financial performance targets set by the Company’s board of directors and compensation committee for the three years ending December 31, 2016. The grant dates were the dates on which the Company and the employees reached a mutual understanding of award terms and are the same as the service inception dates when the requisite service period began. The maximum compensation expense to be recognized under these performance-based restricted shares is $31 million if the maximum financial performance target is met and 154,912 shares vest. The compensation expense to be recognized under these performance-based restricted shares will be $30 million if the target financial performance is met and 147,535 shares vest. The Company will recognize expense on a straight-line basis over the three-year vesting period based on the Company’s quarterly assessment of the probable three-year actual financial performance as compared to the financial performance targets.
In January 2013, the Company reserved a maximum of 449,420 restricted shares for potential issuance as performance-based restricted shares for certain Company employees. These restricted shares were subject to a market condition that could have reduced the number of shares that were granted if the 2013 Company total shareholder return fell below that of the 2013 return of the S&P 500 Index and if the Company achieved a “target” financial performance level or above threshold. The Company’s total shareholder return for the year ended December 31, 2013 was higher than the 2013 return of the S&P 500 Index and the Company achieved below a “target” financial performance level based on its actual 2013 financial performance compared to the financial performance level thresholds. Therefore, no additional share reduction was taken. Based on the Company’s actual 2013 financial performance as compared to the 2013 financial performance targets, 173,776 restricted shares were granted, which resulted in $22 million in compensation expenses that will be expensed over the three-year accelerated vesting period, including $14 million that was expensed during the year ended December 31, 2013. The Company has historically made broad-based employee stock awards annually in January, however the 2014 performance-based award will not be made until late February 2014.
The grant date fair values of the 2013, 2012 and 2011 awards with a market condition were estimated based on the Company’s stock price on the grant date, the valuation of historical market condition awards, the relatively low likelihood that the market condition will affect the number of shares granted (as the market condition only affects shares granted in excess of certain financial performance targets), and management’s expectation of achieving the financial performance targets. The grant date fair value of the awards, when considering the impact of the market condition on fair value, was determined to not be materially different from the Company’s stock price on the respective grant dates.
The Company assumed the NYSE Omnibus Plan, including certain unvested restricted stock awards of NYSE Euronext into the Company’s stock award plans. As a result, the Company exchanged its restricted stock for NYSE Euronext restricted stock. The Company issued 239,488 unvested time-based restricted stock awards to NYSE Euronext employees and will recognize non-cash compensation expense on a straight-line basis as the awards vest based on the fair value of the awards on the consummation date of the transaction. These 239,488 restricted stock shares issued are included in the table below as being granted during the year ended December 31, 2013, at a weighted average grant-date fair value of $197.80 per share.
Restricted shares are used as an incentive to attract and retain qualified employees and to increase shareholder returns with actual performance-based awards based on enhanced shareholder value. The Company’s equity plans include a change in control provision that may accelerate vesting on both the time-based and performance-based restricted shares if the awards are not assumed by an acquirer in the case of a change in control. The following is a summary of the nonvested restricted shares under all plans discussed above for the years ended December 31, 2013, 2012 and 2011:

	Number of Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested at January 1, 2011	704,010	$99.53
Granted	532,748	114.25
Vested	(346,450)	101.13
Forfeited	(55,453)	106.43
Nonvested at December 31, 2011	834,855	107.80
Granted	497,161	115.03
Vested	(411,826)	104.43
Forfeited	(42,104)	112.59
Nonvested at December 31, 2012	878,086	113.25
Granted	825,919	164.24
Vested	(426,025)	113.02
Forfeited	(43,428)	125.81
Nonvested at December 31, 2013	1,234,552	$147.00
Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance-based shares have been adjusted to reflect the actual shares to be issued based on the achievement of past performance targets. As of December 31, 2013, there were $104 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted-average period of 2.5 years as the restricted stock vests. During the years ended December 31, 2013, 2012 and 2011, the total fair value of restricted stock vested under all restricted stock plans was $62 million, $51 million and $42 million, respectively.
Treasury Stock
During the years ended December 31, 2013, 2012 and 2011, the Company received 430,677 shares, 154,242 shares and 125,443 shares, respectively, of common stock from certain employees of the Company related to tax withholdings made by the Company on the employee’s behalf for restricted stock and stock option exercises, including 263,006 shares received during the period from November 13, 2013 to December 31, 2013. The Company recorded the receipt of the shares as treasury stock. Treasury stock activity is presented in the accompanying consolidated statements of changes in equity, accumulated other comprehensive income (loss) and redeemable non-controlling interest.
In connection with the acquisition of NYSE Euronext on November 13, 2013, and in accordance with the Merger Agreement (Note 3), all shares of common stock held by IntercontinentalExchange, Inc. immediately prior to the acquisition as treasury shares were canceled and extinguished and no consideration was delivered for the treasury shares. Therefore, on November 13, 2013, 7,560,480 treasury stock shares were retired. In connection with the retirement, of the $741 million value assigned to the treasury stock shares, $541 million was allocated to additional paid-in capital and $200 million was allocated to retained earnings. The amount allocated to additional paid-in capital was determined based on the paid-in capital per share generated from the historical issuances of these treasury shares.
Stock Repurchase Program
During the years ended December 31, 2012 and 2011, the Company repurchased 416,858 shares and 1,550,810 shares, respectively, of its outstanding common stock at a cost of $53 million and $175 million, respectively. These repurchases were completed under various stock repurchase plans authorized by the Company’s board of directors. The shares repurchased were held in treasury stock. The Company did not repurchase any shares during the year ended December 31, 2013. As of December 31, 2013, there is $450 million in remaining capacity available under an authorized stock repurchase plan and which does not have a fixed expiration date. The Company’s board of directors may increase or decrease the amount of capacity the Company has for repurchases from time to time.
The Company expects to fund any remaining share repurchases with a combination of cash on hand, future cash flows and by borrowing under the Company’s Revolving Facility. The timing and extent of any additional repurchases, if any, will depend upon market conditions, the Company’s stock price and the Company’s strategic plans at that time. The Company is not obligated to acquire any specific number of shares and may amend, suspend or terminate the repurchase program at any time.

10.	Income Taxes
Income before income taxes and the income tax provision consisted of the following for the years ended December 31, 2013, 2012 and 2011 (in millions):

	Year Ended December 31,
	2013	2012	2011
Income before income taxes
Domestic	$78	$233	$299
Foreign	422	557	461
	$500	$790	$760
Income tax provision
Current tax expense:
Federal	$57	$89	$93
State	25	29	21
Foreign	163	134	127
	245	252	241
Deferred tax expense (benefit):
Federal	(20)	(18)	(1)
State	(5)	1	—
Foreign	10	(7)	(2)
	(15)	(24)	(3)
Total income tax expense	$230	$228	$238
A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Year Ended December 31,
	2013	2012	2011
Statutory federal income tax rate	35%	35%	35%
State and local income taxes, net of federal benefit	2	2	2
Foreign tax rate differential	(10)	(8)	(6)
Foreign tax law change	5	—	—
Cetip investment impairment loss	9	—	—
Other	5	—	—
Total provision for income taxes	46%	29%	31%
The effective tax rate for the year ended December 31, 2013 is higher than the statutory federal rate primarily due to the non-tax deductible impairment loss on the Cetip investment (Note 5) along with state income taxes, a foreign tax law change and other items. Other items are primarily driven by non-tax deductible transaction costs relating to the NYSE Euronext acquisition and the effect of tax rate changes on the deferred tax balances. These unfavorable adjustments were partially offset by the favorable foreign tax rate differential. The effective tax rates for the years ended December 2012 and 2011 are lower than the federal statutory rate primarily due to the favorable foreign tax rate differential, partially offset by state income taxes.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of our deferred tax liabilities and assets as of December 31, 2013 and 2012 (in millions):

	December 31,
	2013	2012
Deferred tax assets:
Deferred and stock-based compensation	$171	$31
Pension	80	—
Accrued expenses	2	1
Tax credits	24	1
NOL carryforward	120	24
Impairment losses	6	5
Other	—	22
Total	403	84
Valuation allowance	(49)	(11)
Total deferred tax assets, net of valuation allowance	354	73
Deferred tax liabilities:
Property and equipment	(29)	(22)
Acquired intangibles	(2,962)	(222)
Partnership basis difference	(64)	(38)
Other	(29)	—
Total deferred tax liabilities	(3,084)	(282)
Net deferred tax liabilities	$(2,730)	$(209)
Reported as:
Net current deferred tax assets	$50	$7
Net current deferred tax liabilities	(11)	—
Net non-current deferred tax assets	2	—
Net non-current deferred tax liabilities	(2,771)	(216)
Net deferred tax liabilities	$(2,730)	$(209)
A reconciliation of the beginning and ending amount of deferred income tax valuation allowance is as follows for the years ended December 31, 2013, 2012 and 2011 (in millions):

	Year Ended December 31,
	2013	2012	2011
Beginning balance of deferred income tax valuation allowance	$11	$16	$23
Increases charged to income tax expense	—	5	—
Increases charged against goodwill	38	—	—
Decreases	—	(10)	(7)
Ending balance of deferred income tax valuation allowance	$49	$11	$16
The Company recognizes valuation allowances on deferred tax assets if, based on the weight of the evidence, the Company believes that it is more likely than not that some or all of the deferred tax assets will not be realized. The Company recorded a valuation allowance for deferred tax assets of $49 million and $11 million as of December 31, 2013 and 2012, respectively. Increases charged to income tax expense in the table above relate to state research and development tax credits and net operating loss carryforwards that the Company does not expect to be realizable in future periods. Increases charged against goodwill in the table above relate to net operating loss carryforwards acquired that the Company does not expect to be realizable in future periods. Decreases in the table above relate to net operating loss carryforwards that the Company determined would be available to offset income in future periods. The decreases in the year ended December 31, 2012 include the write-off of state research and development tax credit assets against valuation allowances that only have a remote likelihood to be utilized. The decreases in the year ended December 31, 2011 were recorded as an adjustment to goodwill.
The Company’s non-U.S. subsidiaries had $1.6 billion in cumulative undistributed earnings as of December 31, 2013. This amount represents the post-income tax earnings under U.S. GAAP adjusted for previously taxed income. The earnings from the Company’s non-U.S. subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability is not practicable. Any future distribution by way of dividend of these non-U.S. earnings may subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to various non-U.S. countries.
As of December 31, 2013 and 2012, the Company has gross U.S. federal net operating loss carryforwards of $109 million and $49 million, respectively, and gross state and local net operating loss carryforwards of $775 million and $99 million, respectively. These carryforwards are available to offset future taxable income until they begin to expire in 2018. In addition, as of December 31, 2013 and 2012, the Company has gross foreign net operating loss carryforwards of $152 million and $8 million, respectively, related primarily to net operating loss carryforwards acquired which are not expected to be utilized against future taxable income.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31, 2013, 2012 and 2011 (in millions):

	Year Ended December 31,
	2013	2012	2011
Beginning balance of unrecognized tax benefits	$34	$28	$26
Additions related to acquisitions	156	—	—
Additions based on tax positions related to current year	38	6	5
Additions based on tax positions related to prior years	5	5	4
Reductions based on tax positions related to prior years	(1)	(2)	(3)
Reductions resulting from statute of limitation lapses	(3)	(2)	(2)
Reductions related to settlements with taxing authorities	(6)	(1)	(2)
Ending balance of unrecognized tax benefits	$223	$34	$28
As of December 31, 2013 and 2012, the balance of unrecognized tax benefits which would, if recognized, affect the Company’s effective tax rate was $193 million and $24 million, respectively. It is reasonably possible, as a result of settlements of ongoing audits or statute of limitations expirations, unrecognized tax benefits could increase as much as $15 million and decrease as much as $76 million within the next twelve months. Of the $223 million in unrecognized tax benefits as of December 31, 2013, $217 million is recorded as other non-current liabilities and $6 million is recorded as other current liabilities in the accompanying consolidated balance sheet.
The Company recognizes interest accrued on income tax uncertainties and accrued penalties as a component of income tax expense. For the years ended December 31, 2013, 2012 and 2011, the Company recognized $3 million, $2 million and $1 million, respectively, of income tax expense for interest and penalties. Accrued interest and penalties were $39 million and $6 million as of December 31, 2013 and 2012, respectively.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The following table summarizes open tax years by major jurisdiction:

Jurisdiction	Open Tax Years
U.S. Federal	2009 - 2013
U.S. States	2006 - 2013
United Kingdom, Netherlands, Belgium and Portugal	2010 - 2013
France, Canada and Singapore	2009 - 2013
Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, including interest and penalties, have been provided for any adjustments expected to result from open years.

11.	Clearing Organizations
The Company operates six regulated central counterparty clearing houses for the settlement and clearance of derivative contracts. The six central counterparty clearing houses include ICE Clear Europe, ICE Clear U.S., ICE Clear Canada, Inc. (“ICE Clear Canada”), ICE Clear Credit, TCC and SMXCC. ICE Clear Europe performs the clearing and settlement for all futures and options contracts traded through ICE Futures Europe and ICE Endex, for CDS contracts submitted for clearing in Europe, for energy futures and options contracts trading through ICE Futures U.S. and beginning July 1, 2013, for London-based derivatives contracts traded through Liffe as discussed below. ICE Clear U.S. performs the clearing and settlement of agricultural and financial futures and options contracts traded through ICE Futures U.S. and ICE Clear Canada performs the clearing and settlement for all futures and options contracts traded through ICE Futures Canada. ICE Clear Credit performs the clearing and settlement for CDS contracts submitted for clearing in North America. TCC offers for clearing certain OTC benchmark treasury futures contracts. SMXCC performs the clearing and settlement of all futures and options contracts traded through SMX. ICE Clear U.S., ICE Clear Europe, ICE Clear Canada, ICE Clear Credit, TCC and SMXCC are referred to herein collectively as the “ICE Clearing Houses”.
Each of the ICE Clearing Houses requires all clearing members to maintain cash on deposit or pledge certain assets, which may include government obligations, money market mutual fund shares, certificates of deposit, letters of credit, gold or emission allowances to guarantee performance on the clearing members’ open positions. Such amounts in total are known as “original margin.” The ICE Clearing Houses may make intraday original margin calls in circumstances where market conditions require additional protection. The daily profits and losses from and to the ICE Clearing Houses in respect of marking to market open contracts is known as “variation margin”. The ICE Clearing Houses mark all outstanding contracts to market, and therefore pay and collect variation margin, at least once daily, and in some cases multiple times throughout the day. Marking-to-market allows our clearing houses to identify any clearing members that may be unable to satisfy the financial obligations resulting from changes in the prices of their open contracts before those financial obligations become exceptionally large and jeopardize the ability of the ICE Clearing Houses to ensure financial performance of clearing members’ open positions.
Each of the ICE Clearing Houses requires that each clearing member make deposits into a fund known as a guaranty fund (“Guaranty Fund”), which is maintained by the relevant ICE Clearing House. These amounts serve to secure the obligations of a clearing member to the ICE Clearing House to which it has made the Guaranty Fund deposit and may be used to cover losses sustained by the respective ICE Clearing House in the event of a default of a clearing member.
For ICE Clear Canada, a portion of all income earned from clearing members’ cash deposits for the Guaranty Fund and margin deposits, and for ICE Clear U.S., all income earned from clearing members’ cash deposits for the Guaranty Fund and from the cash variation margin deposits, is retained by the respective ICE Clearing House and is included in other revenues in the accompanying consolidated statements of income. All other interest earned on the cash margin deposits, less costs incurred by the ICE Clearing Houses, is remitted by the ICE Clearing Houses to the clearing members.
Each of the ICE Clearing Houses has equal and offsetting claims to and from their respective clearing members on opposite sides of each cleared contract; this allows the ICE Clearing Houses to serve as the central financial counterparty on every cleared contract. Each ICE Clearing House bears financial counterparty credit risk in the event that market movements create conditions that lead to its clearing members failing to meet their financial obligations to that ICE Clearing House. Accordingly, the ICE Clearing Houses account for this central counterparty guarantee as a performance guarantee. Given that each contract is margined and marked or settled on at least a daily basis for each clearing member, the ICE Clearing Houses’ maximum estimated exposure for this guarantee, excluding the risk management program discussed below, is $52.6 billion as of December 31, 2013, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one day movement in pricing of the underlying unsettled contracts. This amount is based on calculations determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than the amount estimated by the ICE Clearing Houses. The net notional value of unsettled contracts was $2.6 trillion as of December 31, 2013. The Company performed calculations to determine the fair value of its counterparty performance guarantee taking into consideration factors such as daily settlement of contracts, margining requirements, other elements of the Company’s risk management program, historical evidence of default payments, and estimated probability of potential default payouts by the ICE Clearing Houses. Based on these analysis, the estimated counterparty performance guaranty liability was determined to be nominal and no liability was recorded as of December 31, 2013 and 2012.
The ICE Clearing Houses seek to reduce their exposure through a risk management program that includes initial and ongoing financial standards for clearing member admission and continued membership, original and variation margin requirements, and mandatory deposits to the Guaranty Fund. The amounts that the clearing members are required to maintain in the original margin and Guaranty Fund accounts are determined by standardized parameters established by the margin or risk committees, risk management departments and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time. As of December 31, 2013 and 2012, the ICE Clearing Houses have received or have been pledged $68.2 billion and $51.4 billion, respectively, in cash and non-cash collateral in original margin, unsettled variation margin, performance collateral for delivery and Guaranty Fund deposits to cover price movements of underlying contracts. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations up to the limits established under the respective rules of each ICE Clearing House.
Should a particular clearing member fail to deposit original margin, or to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate or hedge the clearing member’s open positions and use the clearing member’s margin and Guaranty Fund deposits to make up the amount owed. In the event that those deposits are not sufficient to pay the amount owed in full, the ICE Clearing Houses may utilize the respective Guaranty Fund deposits of all clearing members on a pro-rata basis for that purpose. The Company has contributed $110 million and $50 million to the ICE Clear Europe and ICE Clear Credit Guaranty Funds, respectively, as of December 31, 2013, and such amounts are at risk and could be used in the event of a clearing member default where the amount of the defaulting clearing member’s original margin and Guaranty Fund deposits are insufficient.

The $160 million combined contributions as of December 31, 2013 are included in long-term restricted cash in the accompanying consolidated balance sheet (Note 4).
For ICE Clear Europe, if a futures and options clearing member’s deposits are depleted and a default occurs, then a $100 million contribution made by the Company to ICE Clear Europe would be utilized. The $100 million is solely available in the event of an ICE Clear Europe futures and options clearing member default, and $50 million of the $100 million will be utilized after the available funds of the defaulting member but before all other amounts within the ICE Clear Europe futures and options Guaranty Fund. If additional cash is required to settle positions, the remaining $50 million will be called pro rata along with other non-defaulting ICE Clear Europe futures and options clearing members’ deposits in the ICE Clear Europe options and futures Guaranty Fund.
The Company has contributed $50 million to the ICE Clear Credit Guaranty Fund and $10 million to the ICE Clear Europe CDS Guaranty Fund as of December 31, 2013. The Company is obligated to contribute an additional $40 million to the ICE Clear Europe CDS guaranty fund and of the remaining contributions, $15 million is required to be made one year from the launch of CDS client clearing at ICE Clear Europe, or October 7, 2014, and the remaining $25 million is required to be made by October 7, 2015. The first $25 million, to the extent required to be contributed at such time, contributed to each of the ICE Clear Credit Guaranty Fund and ICE Clear Europe CDS Guaranty Fund will be utilized after the available funds of the defaulting CDS clearing member but before all other amounts within the Guaranty Funds. The additional $25 million, to the extent required to be contributed at such time, contributed to each of the ICE Clear Credit Guaranty Fund and ICE Clear Europe CDS Guaranty Funds will be utilized pro-rata along with other non-defaulting CDS clearing members’ deposits in the respective Guaranty Funds.
In connection with ICE Clear U.S.’s election to be subject to Subpart C of the CFTC's regulation (which accordingly, permits recognition as a QCCP), the Company contributed $50 million to ICE Clear U.S.’s Guaranty Fund on January 1, 2014. Of the $50 million contribution, which will be included in long-term restricted cash (Note 4), $25 million will be available on a priority basis in the event a clearing member defaults and ICE Clear U.S. has utilized all such clearing member’s other default resources to settle the position. This amount will then be used to settle the position before other funds in the Guaranty Fund are used. If additional cash is still required to settle the positions, then the remaining $25 million of our contribution will be utilized pro-rata along with the other non-defaulting ICE Clear U.S. clearing members’ deposits in the Guaranty Fund.
As of December 31, 2013, original margin and Guaranty Fund cash deposits are as follows for the ICE Clearing Houses (in millions):

	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	TCC	Total
Original margin	$1,642	$22,007	$61	$13,274	$—	$36,984
Guaranty Fund	242	2,542	11	2,434	3	5,232
Total	$1,884	$24,549	$72	$15,708	$3	$42,216
As of December 31, 2012, original margin, unsettled variation margin and Guaranty Fund cash deposits are as follows for the ICE Clearing Houses (in millions):

	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	TCC	Total
Original margin	$1,323	$13,258	$35	$12,052	$1	$26,669
Unsettled variation margin	22	—	—	—	—	22
Guaranty Fund	24	2,734	15	2,414	5	5,192
Total	$1,369	$15,992	$50	$14,466	$6	$31,883
The Company has recorded these cash deposits in the accompanying consolidated balance sheets as current assets with corresponding current liabilities to the clearing members of the relevant ICE Clearing House. All cash, securities and letters of credit are available only to meet the financial obligations of that clearing member to the relevant ICE Clearing House. ICE Clear U.S., ICE Clear Europe, ICE Clear Canada, ICE Clear Credit and TCC are separate legal entities and are not subject to the liabilities of the other ICE Clearing Houses or the obligations of the members of the other ICE Clearing Houses. The amount of these cash deposits may fluctuate due to the types of margin collateral choices available to clearing members and the change in the amount of deposits required. As a result, these assets and corresponding liabilities may vary significantly over time.
In December 2012, the Company and NYSE Euronext announced that ICE Clear Europe and Liffe entered into a clearing services agreement for ICE Clear Europe to provide clearing services to the London-based derivatives markets operated by Liffe. The completion of the clearing transition for the London-based derivatives market of Liffe to ICE Clear Europe occurred on July 1, 2013. The clearing transition involved 43 member firms with 75 million contract sides transferred to ICE Clear Europe, including the transfer and funding of $11.7 billion in original margin and Guaranty Fund deposits to ICE Clear Europe.

Of the $24.5 billion total cash deposits for ICE Clear Europe as of December 31, 2013, which are primarily held in U.S. dollars, euros and pounds sterling, $18.7 billion relates to futures and options products and $5.8 billion relates to cleared OTC European CDS instruments. ICE Clear Europe offers a separate clearing platform, risk model and risk pool for futures and options products, which includes the Liffe products, that is distinct from those associated with cleared OTC European CDS instruments.
The $15.7 billion of ICE Clear Credit cash deposits as of December 31, 2013 primarily represent funds invested under reverse repurchase agreements with several counterparty banks, none of which are clearing members, through a third party custodian bank. Under these arrangements, ICE Clear Credit purchases U.S. Treasury securities and other U.S. securities and the various counterparties agree to repurchase the instruments the following business day at a set price, plus interest. Of the $24.5 billion of ICE Clear Europe cash deposits as of December 31, 2013, $21.5 billion represent funds invested under reverse repurchase agreements through two third party investment and custody agents, with several different counterparty banks, some of which are also our clearing members and are large commercial financial institutions, and $3.0 billion represent funds invested directly in sovereign debt. Under these arrangements, ICE Clear Europe primarily purchases U.S. Treasury securities and certain sovereign debt obligations from the seven largest industrialized nations, and the various counterparties agree to repurchase the instruments on the set repurchase date at the set repurchase price, plus interest. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments and repurchase agreements. The remaining cash deposits at the ICE Clearing Houses are held in demand deposit accounts at various financial institutions.
In addition to the cash deposits for original margin, the Guaranty Fund, unsettled variation margin, and performance collateral for delivery, the ICE Clearing Houses have also received other assets from clearing members, which may include government obligations, money market mutual fund shares, certificates of deposit, letters of credit, gold or emission allowances to mitigate its credit risk. These assets are not reflected in the accompanying consolidated balance sheets as the risks and rewards of these assets remain with the clearing members. These assets are held in safekeeping and any interest and gain or loss accrues to the clearing member. For certain non-cash deposits, the ICE Clearing Houses may impose haircut rates to ensure adequate collateral levels to account for fluctuations in the market value of these deposits. As of December 31, 2013 and 2012, the assets pledged by the clearing members as original margin and Guaranty Fund deposits for each of the ICE Clearing Houses are detailed below (in millions):

	As of December 31, 2013					As of December 31, 2012
	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	TCC	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	TCC
Original margin:
Government securities at face value	$5,011	$15,670	$93	$2,620	$—	$5,779	$6,384	$82	$3,960	$—
Money market mutual funds	—	—	—	—	—	1,028	—	—	—	—
Letters of credit	—	1,386	4	—	—	—	968	4	—	—
Gold	—	92	—	—	—	—	126	—	—	—
Total	$5,011	$17,148	$97	$2,620	$—	$6,807	$7,478	$86	$3,960	$—
Guaranty Fund:
Government securities at face value	$267	$268	$19	$516	$1	$250	$247	$46	$653	$3
Money market mutual funds	—	—	—	—	—	21	—	—	—	—
Total	$267	$268	$19	$516	$1	$271	$247	$46	$653	$3
ICE Clear U.S. and the Options Clearing Corporation (“OCC”) have entered into a cross-margin agreement, whereby a common clearing firm, or a pair of affiliated clearing firms, may maintain a cross-margin account in which positions in certain of ICE Clear U.S.’s futures and options are combined with certain positions cleared by OCC for purposes of calculating margin requirements of the clearing firms. The margin deposits are held jointly by ICE Clear U.S. and OCC. Cross-margin cash, securities and letters of credit jointly held with OCC under the cross-margin agreement are reflected at 50% of the total, or ICE Clear U.S.’s proportionate share, in accordance with the agreement. As of December 31, 2013, the margin deposits in the joint account were $35 million of which $17 million is ICE Clear U.S.’s proportionate share and is reflected above in the pledged asset margin balance. Clearing firms maintain separate margin requirements with each clearing house. Depending on the impact resulting from offsetting positions between ICE Clear U.S. and OCC, each clearing house may reduce that firm’s margin requirements. Cross margin deposits are held in a joint custody account controlled by ICE Clear U.S. and OCC. If a participating firm defaults, the gain or loss on the liquidation of the firm’s open position and the proceeds from the liquidation of the cross-margin account will be split 50% each to ICE Clear U.S. and OCC. The cross-margining arrangement reduces capital costs for clearing firms and eligible customers. The agreement permits a participating clearing house to recognize a clearing firm’s open positions at another participating clearing house, and clearing firms are able to offset risks of positions held at one clearing house against those held at another participating clearing house, with respect to particular accounts.

12.	Commitments and Contingencies

Leases
The Company leases office space, equipment facilities and certain computer equipment that expire at various dates through 2029. The Company’s leases typically contain terms which may include renewal options, rent escalations, rent holidays and leasehold improvement incentives. The Company had no capital leases as of December 31, 2013 and 2012. Rental expense under these leases, included in the accompanying consolidated statements of income in rent and occupancy and technology and communication expenses, totaled $47 million, $23 million and $24 million for the years ended December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013, future minimum lease payments under these noncancelable operating agreements are as follows (in millions):

2014	$81
2015	71
2016	50
2017	41
2018	34
Thereafter	211
Total	$488
Russell Licensing Agreement
The Company has an exclusive license agreement (the “License Agreement”) with the Russell Investment Group (“Russell”) to offer futures and options on futures contracts based on the full range of Russell’s benchmark U.S. equity indexes through June 2017. In exchange for its license rights, the Company will make annual cash payments based on the annual traded contract volumes, subject to certain minimum annual royalty payments through the expiration of the agreement in June 2017. The Company has recorded the license rights as intangible assets, which were valued based on the net present value of all minimum annual royalty payments that the Company is required to make to Russell throughout the term of the agreement. As of December 31, 2013 and 2012, the net assets related to the License Agreement are $67 million and $86 million, respectively, and are included in other intangible assets in the accompanying consolidated balance sheets. The intangible assets are being amortized on a straight-line basis over their contractual life. For the years ended December 31, 2013, 2012 and 2011, amortization expense related to the License Agreement was $19 million, $19 million and $20 million, respectively.
Because the Company is required to make minimum annual royalty payments to maintain the Russell license rights, the Company has recorded a liability based on the net present value of the total required minimum royalty payments as of the effective date of the License Agreement. As of December 31, 2013, the current and non-current liabilities relating to the minimum annual royalty payments under the License Agreement are $19 million and $48 million, respectively, and $19 million and $64 million as of December 31, 2012, respectively, and are reflected as other current and non-current liabilities in the accompanying consolidated balance sheets. The difference between the present value of the minimum annual payments and the actual minimum annual payments is recorded as interest expense using the effective interest method over the term of the License Agreement. For the years ended December 31, 2013, 2012 and 2011, interest expense related to the License Agreement was $4 million, $5 million and $6 million, respectively.
Redeemable Non-controlling Interest
As part of the ICE Endex purchase agreement (Note 3), Gasunie has a put option to sell to the Company (and the Company has a call option to purchase from Gasunie) Gasunie’s entire remaining stake in ICE Endex at fair market value provided that the fair value falls between a stated cap and floor. Both the call and put option become exercisable two years from the date of closing of the acquisition and expire five years from the date of closing. Since the likelihood of the Company acquiring the non-controlling interest in the future is probable, the Company has recorded the full redemption fair value of $15 million as of December 31, 2013 as mezzanine equity and classified the related balance as “redeemable non-controlling interest” in the accompanying consolidated balance sheet. Changes in the redemption value of the non-controlling interest are recorded to the redeemable non-controlling interest balance in full as they occur.
Prior to the Company’s acquisition of NYSE Euronext, NYSE Euronext completed the sale of a significant equity interest in NYSE Amex Options, one of its two U.S. options exchanges, to seven external investors. Under the terms of the sale, the external investors have the option to require the Company to repurchase a portion of the instrument on an annual basis over the course of five years, which began in 2011. The amount the Company is required to purchase under this arrangement is capped each year at between 5% and 15% of the total outstanding shares of NYSE Amex Options. As of November 13, 2013, the external investors hold 32% of the outstanding shares of NYSE Amex Options. Since the likelihood of the Company acquiring the non-controlling interest in the future is probable, the Company has recorded the full redemption fair value of $306 million as of December 31, 2013 as mezzanine equity and classified the related balance as “redeemable non-controlling interest” in the accompanying consolidated balance sheet.

Legal Proceedings
The Company is subject to legal proceedings and claims that arise in the ordinary course of business. However, the Company does not believe that the resolution of these matters will have a material adverse effect on the Company’s consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any new developments relating to the legal proceedings and claims.
Tax Audits
The Company is engaged in ongoing discussions and audits with taxing authorities on various tax matters, the resolutions of which are uncertain. Currently, there are matters that may lead to assessments involving the Company or one of its subsidiaries, some of which may not be resolved for several years. Based on currently available information, the Company believes it has adequately provided for any assessments that could result from those proceedings where it is more likely than not that the Company will be assessed. The Company continuously reviews its positions as these matters progress.

13.	Pension and Other Benefit Programs
Defined Benefit Pension Plans
In connection with the Company’s acquisition of NYSE Euronext on November 13, 2013 (Note 3), the Company assumed NYSE Euronext’s pension plans covering its U.S. and certain European operations. The benefit accrual for the U.S. operations pension plan is frozen.
Retirement benefits are derived from a formula, which is based on length of service and compensation. Based on this calculation, the Company may contribute to its pension plans to the extent such contributions may be deducted for income tax purposes. During the period from November 13, 2013 to December 31, 2013, the Company did not contribute to the pension plans. The Company anticipates contributing approximately $51 million to its pension plans during the year ended December 31, 2014.
Consistent with prior practice by NYSE Euronext, the Company bases its investment policy and objectives on a review of the actuarial and funding characteristics of the retirement plan, the demographic profile of plan participants, and the business and financial characteristics of the Company. Capital market risk/return opportunities and tradeoffs also are considered as part of the determination. The primary investment objective of the Company’s plan is to achieve a long-term rate of return that meets the actuarial funding requirements of the plan and maintains an asset level sufficient to meet all benefit obligations of the plan. The target allocations for the U.S. plan assets are 65 percent equity securities and 35 percent U.S. fixed income securities. Equity securities primarily include investments in large-cap and small-cap companies primarily located in the United States. U.S. fixed income securities include corporate bonds of companies from diversified industries and U.S. treasuries. The target allocations for the European plan assets vary across plans, with a primary focus on fixed income securities. Based on the valuation techniques described in Note 14, the fair values of the Company's pension plans assets as of December 31, 2013, by asset category, are as follows (in millions):

	Fair Value Measurements
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$5	$—	$—	$5
Equity securities:
U.S. large-cap	154	76	—	230
U.S. small-cap	74	42	—	116
International	91	57	—	148
Fixed income securities	133	124	—	257
Total	$457	$299	$—	$756
The costs of the pension plans during the period from November 13, 2013 to December 31, 2013 have been determined in accordance with the Compensation-Retirement Benefits Topic of ASC 715. The measurement dates for the pension plans are December 31, 2013. During the fourth quarter of 2013, the pension plan in the Netherlands transferred its assets and the accrued pension obligation to an insurance company, thereby relieving the Company of primary responsibility of the pension obligation. Additionally the Netherlands plan entered into an insurance contract for all future benefit accruals. The Company has treated this as a settlement for accounting purposes as it meets the criteria under ASC 715. The following table provides a summary of the changes in the pension plans' benefit obligations and the fair value of assets as of December 31, 2013 and a statement of funded status of the pension plans as of December 31, 2013 (in millions):

	Pension Plans
Asset Category	U.S. Operations	European Operations
Change in benefit obligation:
Benefit obligation at acquisition date	$827	$227
Service cost	—	1
Interest cost	5	1
Actuarial gain	10	3
Plan settlements	—	(197)
Benefits paid	(5)	(1)
Currency translation and other	—	3
Benefit obligation at year end	$837	$37
Change in plan assets:
Fair value of plan assets at acquisition date	$718	$214
Actual return on plan assets	22	1
Company contributions	—	1
Plan settlements	—	(197)
Benefits paid	(5)	(1)
Currency translation and other	—	3
Fair value of plan assets at end of year	$735	$21
Funded status	$(102)	$(16)
Accumulated benefit obligation	$837	$37
Amounts recognized in the accompanying consolidated balance sheet:
Accrued employee benefits	$(102)	$(16)
The components of the pension plans expense/(benefit) in the accompanying consolidated statement of income are set forth below for the period from November 13, 2013 to December 31, 2013 (in millions):

	Pension Plans
	U.S. Operations	European Operations
Service cost	$—	$1
Interest cost	5	1
Estimated return on plan assets	(6)	(1)
Settlement loss	—	2
Aggregate pension expense (benefit)	$(1)	$3
The Company uses a market-related value of plan assets when determining the estimated return on plan assets. Gains/losses on plan assets are amortized over a four year period and accumulate in other comprehensive income. The Company recognizes deferred gains and losses in future net income based on a “corridor” approach, where the corridor is equal to 10% of the greater of the benefit obligation or the market-related value of plan assets at the beginning of the year.
The following table shows the projected payments for the pension plans based on actuarial assumptions (in millions):

Projected Pension Plan Payments	U.S. Operations	European Operations	Total
2014	$48	$—	$48
2015	48	—	48
2016	48	—	48
2017	48	—	48
2018	48	—	48
Next 5 years	245	5	250
Supplemental Executive Retirement Plan
The Company assumed NYSE Euronext’s U.S. nonqualified supplemental executive retirement plan (“SERP”), which provides supplemental retirement benefits for certain employees. The future benefit accrual of the SERP plan is frozen. To provide for the future payments of these benefits, the U.S. operations has purchased insurance on the lives of certain of the participants through company-owned policies. As of December 31, 2013, the cash surrender value of such policies was $51 million, and is included in other non-current assets in the accompanying consolidated balance sheet. The following table provides a summary of the changes in the U.S. operations SERP benefit obligations (in millions):

Change in benefit obligation:
Benefit obligation at acquisition date	$73
Service cost	1
Interest cost	(1)
Benefit obligation at year end	$73
Funded status	$(73)
Amounts recognized in the accompanying consolidated balance sheet:
Other current liabilities	$(11)
Accrued employee benefits	(62)
The components of the SERP plan expense/(benefit) in the accompanying consolidated statement of income are set forth below for the period from November 13, 2013 to December 31, 2013 (in millions):

Interest cost	$1
Recognized actuarial gain	(1)
Aggregate SERP expense	$—
The following table shows the projected payments for the SERP plan based on the actuarial assumptions (in millions):

Projected SERP Plan Payments
2014	$11
2015	10
2016	8
2017	7
2018	7
Next 5 years	22
Pension and SERP Plan Assumptions
The weighted average assumptions used to develop the actuarial present value of the projected benefit obligation and net periodic pension/SERP costs for the period from November 13, 2013 to December 31, 2013 are set forth below:

	U.S.	Europe
Discount rate (pension/SERP plans)	4.6%/3.8%	3.6%/N/A
Expected long-term rate of return on plan assets (pension/SERP plans)	6.5%/N/A	3.5%/N/A
Rate of compensation increase	N/A	3.5%
The assumed discount rate reflects the market rates for high-quality corporate bonds currently available. The discount rate was determined by considering the average of pension yield curves constructed on a large population of high quality corporate bonds. The resulting discount rates reflect the matching of plan liability cash flows to yield curves. To develop the expected long-term rate of return on assets assumption, both the U.S. and European operations considered the historical returns and the future expectations for returns for each asset class as well as the target asset allocation of the pension portfolio.
Post-retirement Benefit Plans
The Company assumed NYSE Euronext’s defined benefit plans to provide certain health care and life insurance benefits for eligible retired U.S. employees. These post-retirement benefit plans, which may be modified in accordance with their terms, were fully frozen in 2009. The net periodic post-retirement benefit costs were $1 million for the period from November 13, 2013 to December 31, 2013. The defined benefit plans are unfunded and the Company currently does not expect to fund the post-retirement benefit plans. The discount rate as of December 31, 2013 is 4.6%. The following table shows the actuarial determined benefit obligation, benefits paid during the period and the accrued employee benefits (in millions):

Benefit obligation at the end of year	$208
Benefits paid	$3
Amounts recognized in the accompanying consolidated balance sheet:
Other current liabilities	$(12)
Accrued employee benefits	$(196)
The following table shows the payments projected (net of expected Medicare subsidy receipts of $16 million in aggregate over the next ten fiscal years) based on actuarial assumptions (in millions):

Projected Post-retirement Benefit Plans Payments
2014	$13
2015	14
2016	14
2017	14
2018	14
Next 5 years	71
For measurement purposes, the U.S. operations assumed an 8.0% annual rate of increase in the per capita cost of covered health care benefits in 2013 which will decrease on a graduated basis to 4.5% in the year 2029 and thereafter. The following table shows the effect of a one-percentage-point increase and decrease in assumed health care cost trend rates (in millions):

Assumed Health Care Cost Trend Rate	1% Increase	1% Decrease
Effect of post-retirement benefit obligation	$—	$—
Effect on total of service and interest cost components	27	(22)
Accumulated Other Comprehensive Income
Accumulated other comprehensive income, before tax, as of December 31, 2013 consisted of the following amounts that have not yet been recognized in net periodic benefit cost (in millions):

	Pension Plans	SERP Plans	Post-retirement Benefit Plans	Total
Unrecognized net actuarial gain (loss)	$3	$1	$(1)	$3
As of the acquisition date of November 13, 2013, the pension, SERP and postretirement plans were recorded at fair value and the accumulated unrecognized net actuarial loss of $138 million was written off in accordance with purchase accounting rules under U.S. GAAP. Therefore, the amount of prior service credit and actuarial loss included in accumulated other comprehensive income related to the pension, SERP and postretirement plans, which are expected to be recognized in net periodic benefit cost in the coming year is not meaningful.
Other Benefit Plans and Defined Contribution Plans
Certain of NYSE Euronext European operations offered other post retirement and early retirement benefits, which many of which have been frozen. As of December 31, 2013, the Company had accrued employee benefits accruals, in the aggregate, of $13 million for these plans. The Company assumed NYSE Euronext’s defined contribution plans for which most U.S. and U.K. NYSE Euronext employees contribute a portion of their salary within legal limits. The U.S. operations match an amount equal to 100% of the first 6% of eligible contributions. The U.K. operations contribute an equivalent of 7% of the employee's salary for all employees who are active in the savings plan. The U.S. operations also provide benefits under a Supplemental Executive Savings Plan (“SESP”) to which eligible employees may contribute. SESP expenses were $2 million for the period from November 13, 2013 to December 31, 2013. Included in accrued employee benefits payable was $23 million as of December 31, 2013 relating to the SESP plan.
The Company’s historical ICE U.K.-based subsidiaries have a defined contribution pension plan for eligible employees. The Company contributes a percentage of the employee’s base salary to the plan each month and employees are also able to make additional voluntary contributions, subject to plan and statutory limits. The Company’s contribution ranges from 10% to 20% of the employee’s base salary. Total pension contributions made by the Company for the years ended December 31, 2013, 2012 and 2011 were $3 million, $2 million and $2 million respectively, related to the historical ICE U.S. pension plan.
The employees of the Company’s historical ICE U.S.-based subsidiaries are eligible to participate in the Company’s 401(k) and Profit Sharing Plan (the “401(k) Plan”). The Company offers a match of 100% of the first 5% of the eligible employee’s compensation contributed to the 401(k) Plan, subject to plan and statutory limits. Total matching contributions under the Company’s 401(k) Plan and for other 401(k) plans that are no longer active were $4 million, $4 million and $5 million, respectively, for the years ended December 31, 2013, 2012 and 2011. No discretionary or profit sharing contributions were made during the years ended December 31, 2013, 2012 or 2011.

14.	Fair Value Measurements
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term and long-term restricted cash and investments, short-term and long-term investments, customer accounts receivable, margin deposits and guaranty funds, cost and equity method investments, short-term and long-term debt and other short-term assets and liabilities. The fair value of the Company’s financial instruments are measured based on a three-level hierarchy:
Level 1 inputs — quoted prices for identical assets or liabilities in active markets.

Level 2 inputs — observable inputs other than Level 1 inputs such as quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices that are directly observable.
Level 3 inputs — unobservable inputs supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
In general, the Company uses Level 1 inputs to determine fair value. The Level 1 assets consist of U.S. Treasury securities, equity and other securities listed in active markets, and investments in publicly traded mutual funds held for the purpose of providing future payments of the Supplemental Executive Savings Plan. The fair value of each of these assets are based on quoted prices. If quoted prices are not available to determine fair value, the Company uses other inputs that are observable either directly or indirectly. Level 2 assets consist of foreign exchange derivative contracts not designated as hedging instruments. Such values are based on published currency rates. As of December 31, 2013, the fair values of the Company’s $1.39 billion Senior Notes and $2.21 billion NYSE Euronext Notes are $1.41 billion and $2.20 billion, respectively. The fair values of these fixed rate notes were estimated using quoted market prices for these instruments. The fair value of the Company’s other short-term and long-term debt approximates the carrying value since the rates of interest on the debt approximate market rates as of December 31, 2013. All other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.
Financial assets and liabilities recorded in the accompanying consolidated balance sheets as of December 31, 2013 and 2012 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. Financial instruments measured at fair value on a recurring basis as of December 31, 2013 are as follows (in millions):

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Long-term investment in equity securities	$324	$—	$—	$324
U.S. Treasury securities	100	—	—	100
Mutual Funds	33	—	—	33
Foreign exchange derivative contracts	—	4	—	4
Total assets at fair value	$457	$4	$—	$461
Financial instruments measured at fair value on a recurring basis as of December 31, 2012 are as follows (in millions):

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Long-term investment in equity securities	$391	$—	$—	$391
The long-term investment in equity securities as of December 31, 2013 and 2012 represents Cetip, recorded at its fair value using its quoted market price (Note 5). The mutual funds represent equity and fixed income mutual funds held for the purpose of providing future payments to the SERP and SESP (Note 13). As of December 31, 2013, the Company is holding $100 million in U.S. Treasury securities, all of which had maturities of less than one year from the date of purchase. The Company accounts for these securities using the available-for-sale method. Of these securities, $37 million are recorded as short-term investments and $63 million are recorded as short-term restricted cash and investments in the accompanying consolidated balance sheet as of December 31, 2013 (Note 4).
The Company did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012. The Company measures certain assets, such as intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of December 31, 2013 and 2012, none of these assets were required to be recorded at fair value since no impairment indicators were present. Cost and equity method investments were $177 million and $10 million as of December 31, 2013 and 2012, respectively (Note 5).

15.	Condensed Consolidating Financial Statements

In connection with our acquisition of NYSE Euronext in November 2013, ICE Group, IntercontinentalExchange, Inc. and NYSE Euronext Holdings, LLC established various guarantees to protect against structural subordination of each entities’ existing indebtedness. Each of IntercontinentalExchange, Inc. and NYSE Euronext Holdings, LLC are wholly owned subsidiaries of ICE Group, and each have fully and unconditionally guaranteed, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of ICE Group’s Senior Notes. Similarly, ICE Group and IntercontinentalExchange, Inc. each have fully and unconditionally guaranteed, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of the NYSE Euronext Notes. Finally, ICE Group and NYSE Euronext Holdings, LLC each have fully and unconditionally guaranteed, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of the Credit

Facilities and the 364 Day Facility. All of the guarantees are joint and several with all other guarantees and indebtedness. ICE Group’s guarantees, as a standalone entity, will remain in place until each applicable debt obligation has been satisfied. IntercontinentalExchange, Inc. and NYSE Euronext’s guarantees will remain in place until certain conditions are satisfied, which, in IntercontinentalExchange, Inc.’s case, includes IntercontinentalExchange, Inc. no longer being an obligor (issuer or borrower) under the Credit Facilities and, in NYSE Euronext’s case, includes ICE Group's senior unsecured long-term indebtedness maintaining certain minimum credit ratings in the absence of the NYSE Euronext guarantee.

The following consolidating financial information sets forth, under the equity method of accounting, the condensed consolidating statements of income and comprehensive income, the condensed consolidating balance sheets, and the condensed consolidating statements of cash flows for (i) ICE Group, Inc.; (ii) IntercontinentalExchange, Inc.; (iii) NYSE Euronext Holdings, LLC; (iv) the non-guarantor subsidiaries; (v) elimination entries necessary to consolidate each of ICE Group, Inc., IntercontinentalExchange, Inc. and NYSE Euronext Holdings, LLC with the non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. As discussed in Note 1, the Company was formed on March 6, 2013 for purposes of effecting the acquisition of NYSE Euronext. Therefore, the condensed consolidating statements for reporting periods prior thereto reflect how these statements would have been presented had the Company been established for all periods presented. The condensed consolidating financial statements only include activity related to NYSE Euronext for the period from November 13, 2013, the closing date of the acquisition, through December 31, 2013 for the condensed consolidating statements of income, comprehensive income and cash flows, and as of December 31, 2013 for the condensed consolidating balance sheets. The condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements.

IntercontinentalExchange Group, Inc.
Condensed Consolidating Balance Sheets
As of December 31, 2013
(in millions)

	ICE Group, Inc. (Parent)	Subsidiary Guarantor - Intercontinental-Exchange, Inc.	Subsidiary Guarantor - NYSE Euronext Holdings, LLC	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$2	$10	$—	$949	$—	$961
Short term investments and restricted cash	—	—	1	350	—	351
Customer accounts receivables, net	—	7	—	475	—	482
Intercompany receivable	1,395	—	2,398	—	(3,793)	—
Intercompany note receivable- short term	—	3	—	25	(28)	—
Margin deposits and guaranty funds	—	—	—	42,216	—	42,216
Prepaid expenses and other current assets	4	20	—	225	—	249
Total current assets	1,401	40	2,399	44,240	(3,821)	44,259
Property and equipment, net	—	167	—	724	—	891
Other non-current assets:
Goodwill	—	—	—	9,501	—	9,501
Other intangible assets, net	—	—	—	9,404	—	9,404
Long-term restricted cash	—	—	—	161	—	161
Long-term investments	—	—	—	324	—	324
Investment in subsidiaries	14,019	3,637	11,383	—	(29,039)	—
Intercompany note receivable	—	517	—	80	(597)	—
Other non-current assets	14	17	11	243	(7)	278
Total other non-current assets	14,033	4,171	11,394	19,713	(29,643)	19,668
Total assets	$15,434	$4,378	$13,793	$64,677	$(33,464)	$64,818

Current liabilities:
Accounts payable and accrued liabilities	$19	$12	$—	$312	$—	$343
Accrued salaries and benefits	1	25	—	275	—	301
Short-term debt	1,080	55	—	—	—	1,135
Margin deposits and guaranty funds	—	—	—	42,216	—	42,216
Intercompany payable	—	1,229	—	2,564	(3,793)	—
Note payable to affiliates	—	25	—	3	(28)	—
Other current liabilities	—	4	—	343	—	347
Total current liabilities	1,100	1,350	—	45,713	(3,821)	44,342
Non-current liabilities:
Non-current deferred tax liability, net	—	—	—	2,778	(7)	2,771
Long-term debt	1,393	324	2,206	—	—	3,923
Note payable to affiliates	358	—	239	—	(597)	—
Other non-current liabilities	—	33	—	812	—	845
Total non-current liabilities	1,751	357	2,445	3,590	(604)	7,539
Total liabilities	2,851	1,707	2,445	49,303	(4,425)	51,881
Redeemable non-controlling interest	—	—	—	322	—	322

Equity:
Retained earnings	2,482	282	(20)	372	(634)	2,482
Equity from parent	—	2,309	11,089	14,273	(27,671)	—
Other shareholders' equity	10,101	80	279	375	(734)	10,101
Total shareholders’ equity	12,583	2,671	11,348	15,020	(29,039)	12,583
Non-controlling interest in consolidated subsidiaries	—	—	—	32	—	32
Total equity	12,583	2,671	11,348	15,052	(29,039)	12,615
Total liabilities and equity	$15,434	$4,378	$13,793	$64,677	$(33,464)	$64,818

IntercontinentalExchange Group, Inc.
Condensed Consolidating Balance Sheets
As of December 31, 2012
(in millions)

	ICE Group, Inc. (Parent)	Subsidiary Guarantor - Intercontinental-Exchange, Inc.	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$1,004	$608	$—	$1,612
Short term restricted cash	—	—	87	—	87
Customer accounts receivables, net	—	4	123	—	127
Intercompany receivable	1,187	—	—	(1,187)	—
Note receivable from affiliate	—	13	10	(23)	—
Margin deposits and guaranty funds	—	—	31,883	—	31,883
Prepaid expenses and other current assets	—	25	16	—	41
Total current assets	1,187	1,046	32,727	(1,210)	33,750
Property and equipment, net	—	107	37	—	144
Other non-current assets:
Goodwill	—	—	1,938	—	1,938
Other intangible assets, net	—	—	799	—	799
Long-term restricted cash	—	—	163	—	163
Long-term investments	—	—	391	—	391
Investment in subsidiaries	2,456	3,184	—	(5,640)	—
Other non-current assets	—	19	16	(5)	30
Total other non-current assets	2,456	3,203	3,307	(5,645)	3,321
Total assets	$3,643	$4,356	$36,071	$(6,855)	$37,215

Current liabilities:
Accounts payable and accrued liabilities	$—	$19	$51	$—	$70
Accrued salaries and benefits	—	23	32	—	55
Short-term debt	—	50	113	—	163
Margin deposits and guaranty funds	—	—	31,883	—	31,883
Intercompany payable	—	981	206	(1,187)	—
Notes payable to affiliates	—	10	13	(23)	—
Other current liabilities	—	11	64	—	75
Total current liabilities	—	1,094	32,362	(1,210)	32,246
Non-current liabilities:
Non-current deferred tax liability, net	—	—	221	(5)	216
Long-term debt	—	787	182	—	969
Other non-current liabilities	—	19	88	—	107
Total non-current liabilities	—	806	491	(5)	1,292
Total liabilities	—	1,900	32,853	(1,215)	33,538

Equity:
Retained earnings	2,509	551	560	(1,111)	2,509
Equity from parent	—	1,957	2,693	(4,650)	—
Other shareholders' equity	1,134	(52)	(68)	121	1,135
Total shareholders’ equity	3,643	2,456	3,185	(5,640)	3,644
Non-controlling interest in consolidated subsidiaries	—	—	33	—	33
Total equity	3,643	2,456	3,218	(5,640)	3,677
Total liabilities and equity	$3,643	$4,356	$36,071	$(6,855)	$37,215

IntercontinentalExchange Group, Inc.
Condensed Consolidating Statements of Income
Year ended December 31, 2013
(in millions)

	ICE Group, Inc. (Parent)	Subsidiary Guarantor - Intercontinental-Exchange, Inc.	Subsidiary Guarantor - NYSE Euronext Holdings, LLC	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing fees, net	$—	$16	$—	$1,386	$—	$1,402
Market data fees	—	—	—	212	—	212
Listing fees	—	—	—	35	—	35
Other revenues	—	11	—	135	—	146
Intercompany revenues	—	218	—	5	(223)	—
Total revenues	—	245	—	1,773	(223)	1,795
Transaction-based expenses	—	—	—	121	—	121
Total revenues, less transaction-based expenses	—	245	—	1,652	(223)	1,674
Operating expenses:
Compensation and benefits	—	92	—	239	—	331
Technology and communication	—	31	—	38	—	69
Professional services	—	13	—	47	—	60
Rent and occupancy	—	5	—	38	—	43
Acquisition-related transaction and integration costs	—	93	—	72	—	165
Selling, general and administrative	—	13	—	42	—	55
Depreciation and amortization	—	49	—	112	—	161
Intercompany expenses	—	5	—	218	(223)	—
Total operating expenses	—	301	—	806	(223)	884
Operating income (loss)	—	(56)	—	846	—	790
Other income (expense):
Interest and investment income	—	1	—	2	—	3
Interest expense	(11)	(34)	(3)	(8)	—	(56)
Intercompany interest income (expense)	—	2	—	(2)	—	—
Other income (expense), net	—	(53)	—	(184)	—	(237)
Total other income (expense), net	(11)	(84)	(3)	(192)	—	(290)
Income before income taxes	(11)	(140)	(3)	654	—	500
Income tax expense (benefit)	(4)	(33)	—	267	—	230
Equity earnings from subsidiaries	262	388	(17)	—	(633)	—
Net income (loss)	$255	$281	$(20)	$387	$(633)	$270
Net income attributable to non-controlling interest	—	—	—	(16)	—	(16)
Net income (loss) attributable to ICE Group, Inc.	$255	$281	$(20)	$371	$(633)	$254

IntercontinentalExchange Group, Inc.
Condensed Consolidating Statements of Comprehensive Income
Year ended December 31, 2013
(in millions)

	ICE Group, Inc. (Parent)	Subsidiary Guarantor - Intercontinental-Exchange, Inc.	Subsidiary Guarantor - NYSE Euronext Holdings, LLC	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income (loss)	$255	$281	$(20)	$387	$(633)	$270
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	304	—	304
Change in fair value of net investment hedge	—	—	(19)	—	—	(19)
Change in fair value of available-for-sale-securities	—	—	—	(67)	—	(67)
Reclassifications of losses realized on available-for-sale securities to other expense	—	—	—	190	—	190
Employee benefit plan adjustments	—	—	—	3	—	3
Total other comprehensive income (loss)	—	—	(19)	430	—	411
Comprehensive income of subsidiaries	411	132	310	—	(853)	—
Comprehensive income	666	413	271	817	(1,486)	681
Comprehensive income attributable to non-controlling interests	—	—	—	(16)	—	(16)
Comprehensive income attributable to ICE Group, Inc.	$666	$413	$271	$801	$(1,486)	$665

IntercontinentalExchange Group, Inc.
Condensed Consolidating Statements of Income
Year ended December 31, 2012
(in millions)

	ICE Group, Inc. (Parent)	Subsidiary Guarantor - Intercontinental-Exchange, Inc.	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing fees, net	$—	$17	$1,168	$—	$1,185
Market data fees	—	1	146	—	147
Other revenues	—	8	23	—	31
Intercompany revenues	—	209	9	(218)	—
Total revenues	—	235	1,346	(218)	1,363
Operating expenses:
Compensation and benefits	—	92	159	—	251
Technology and communication	—	29	17	—	46
Professional services	—	12	21	—	33
Rent and occupancy	—	2	17	—	19
Acquisition-related transaction costs	—	15	4	—	19
Selling, general and administrative	—	9	28	—	37
Depreciation and amortization	—	45	86	—	131
Intercompany expenses	—	9	209	(218)	—
Total operating expenses	—	213	541	(218)	536
Operating income	—	22	805	—	827
Other income (expense):
Interest and investment income	—	1	1	—	2
Interest expense	—	(32)	(7)	—	(39)
Intercompany interest income (expense)	—	2	(2)	—	—
Other income (expense), net	—	(1)	1	—	—
Total other income (expense), net	—	(30)	(7)	—	(37)
Income before income taxes	—	(8)	798	—	790
Income tax expense (benefit)	—	1	227	—	228
Equity earnings from subsidiaries	552	559	—	(1,111)	—
Net income	$552	$550	$571	$(1,111)	$562
Net income attributable to non-controlling interest	—	—	(10)	—	(10)
Net income attributable to ICE Group, Inc.	$552	$550	$561	$(1,111)	$552

IntercontinentalExchange Group, Inc.
Condensed Consolidating Statements of Comprehensive Income
Year ended December 31, 2012
(in millions)

	ICE Group, Inc. (Parent)	Subsidiary Guarantor - Intercontinental-Exchange, Inc.	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income	$552	$550	$571	$(1,111)	$562
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	29	—	29
Change in fair value of available-for-sale-securities	—	—	(60)	—	(60)
Total other comprehensive income (loss)	—	—	(31)	—	(31)
Comprehensive income of subsidiaries	(32)	(32)	—	64	—
Comprehensive income	520	518	540	(1,047)	531
Comprehensive income attributable to non-controlling interests	—	—	(10)	—	(10)
Comprehensive income attributable to ICE Group, Inc.	$520	$518	$530	$(1,047)	$521

IntercontinentalExchange Group, Inc.
Condensed Consolidating Statements of Income
Year ended December 31, 2011
(in millions)

	ICE Group, Inc. (Parent)	Subsidiary Guarantor - Intercontinental-Exchange, Inc.	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing fees, net	$—	$182	$994	$—	$1,176
Market data fees	—	24	101	—	125
Other revenues	—	7	19	—	26
Intercompany revenues	—	136	25	(161)	—
Total revenues	—	349	1,139	(161)	1,327
Operating expenses:
Compensation and benefits	—	84	166	—	250
Technology and communication	—	27	21	—	48
Professional services	—	15	20	—	35
Rent and occupancy	—	2	17	—	19
Acquisition-related transaction costs	—	10	6	—	16
Selling, general and administrative	—	12	22	—	34
Depreciation and amortization	—	42	90	—	132
Intercompany expenses	—	25	136	(161)	—
Total operating expenses	—	217	478	(161)	534
Operating income	—	132	661	—	793
Other income (expense):
Interest and investment income	—	2	1	—	3
Interest expense	—	(28)	(7)	—	(35)
Intercompany interest income (expense)	—	3	(3)	—	—
Other income (expense), net	—	(1)	—	—	(1)
Total other income (expense), net	—	(24)	(9)	—	(33)
Income before income taxes	—	108	652	—	760
Income tax expense	—	33	205	—	238
Equity earnings from subsidiaries	510	435	—	(945)	—
Net income	$510	$510	$447	$(945)	$522
Net income attributable to non-controlling interest	—	—	(12)	—	(12)
Net income attributable to ICE Group, Inc.	$510	$510	$435	$(945)	$510

IntercontinentalExchange Group, Inc.
Condensed Consolidating Statements of Comprehensive Income
Year ended December 31, 2011
(in millions)

	ICE Group, Inc. (Parent)	Subsidiary Guarantor - Intercontinental-Exchange, Inc.	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income	$510	$510	$447	$(945)	$522
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	2	—	2
Change in fair value of net investment hedge	—	—	2	—	2
Change in fair value of available-for-sale-securities	—	—	(63)	—	(63)
Total other comprehensive income (loss)	—	—	(59)	—	(59)
Comprehensive income of subsidiaries	(59)	(59)	—	118	—
Comprehensive income	451	451	388	(827)	463
Comprehensive income attributable to non-controlling interests	—	—	(12)	—	(12)
Comprehensive income attributable to ICE Group, Inc.	$451	$451	$376	$(827)	$451

IntercontinentalExchange Group, Inc.
Condensed Consolidating Statements of Cash Flows
Year ended December 31, 2013
(in millions)

	ICE Group, Inc. (Parent)	Subsidiary Guarantor - Intercontinental-Exchange, Inc.	Subsidiary Guarantor - NYSE Euronext Holdings, LLC	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net cash provided by operating activities	$65	$98	$111	$743	$(282)	$735
Cash flows from investing activities:
Increase in restricted cash	—	—	—	(75)	—	(75)
Cash paid for acquisitions, net of cash acquired	(2,742)	—	—	501	—	(2,241)
Loans to subsidiaries	—	(513)	—	(105)	618	—
Proceeds from sales of (purchases of) available-for-sale investments	—	—	—	(26)	—	(26)
Capital expenditures and capitalized software development costs	—	(99)	—	(82)	—	(181)
Net cash provided by (used in) investing activities	(2,742)	(612)	—	213	618	(2,523)
Cash flows from financing activities:
Proceeds from debt facilities	2,473	1,349	—	11	—	3,833
Repayments of debt facilities and issuance costs for debt facilities	(13)	(1,813)	(350)	(306)	—	(2,482)
Intercompany borrowing	358	25	239	(4)	(618)	—
Dividends to shareholders	(75)	—	—	—	—	(75)
Intercompany dividends	—	—	—	(282)	282	—
Pre-payment related to early payoff of debt	—	(49)	—	—	—	(49)
Other financing activities	(64)	8	—	(52)	—	(108)
Net cash provided by (used in) financing activities	2,679	(480)	(111)	(633)	(336)	1,119
Effect of exchange rates on cash and cash equivalents	—	—	—	18	—	18
Net increase (decrease) in cash and cash equivalents	2	(994)	—	341	—	(651)
Cash and cash equivalents, beginning of year	—	1,004	—	608	—	1,612
Cash and cash equivalents, end of year	$2	$10	$—	$949	$—	$961

IntercontinentalExchange Group, Inc.
Condensed Consolidating Statements of Cash Flows
Year ended December 31, 2012
(in millions)

	ICE Group, Inc. (Parent)	Subsidiary Guarantor - Intercontinental-Exchange, Inc.	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net cash provided by operating activities	$57	$881	$216	$(421)	$733
Cash flows from investing activities:
Increase in restricted cash	—	—	(32)	—	(32)
Cash paid for acquisitions, net of cash acquired	—	(19)	1	—	(18)
Loans to subsidiaries	—	(3)	—	3	—
Capital expenditures and capitalized software development costs	—	(48)	(20)	—	(68)
Net cash used in investing activities	—	(70)	(51)	3	(118)
Cash flows from financing activities:
Proceeds from debt facilities	—	—	295	—	295
Repayments of debt facilities	—	(50)	—	—	(50)
Repurchases of common stock	(53)	—	—	—	(53)
Intercompany borrowing	—	—	4	(4)	—
Intercompany dividends	—	—	(422)	422	—
Other financing activities	(4)	8	(24)	—	(20)
Net cash used in financing activities	(57)	(42)	(147)	418	172
Effect of exchange rates on cash and cash equivalents	—	—	2	—	2
Net increase in cash and cash equivalents	—	769	20	—	789
Cash and cash equivalents, beginning of year	—	235	588	—	823
Cash and cash equivalents, end of year	$—	$1,004	$608	$—	$1,612

IntercontinentalExchange Group, Inc.
Condensed Consolidating Statements of Cash Flows
Year ended December 31, 2011
(in millions)

	ICE Group, Inc. (Parent)	Subsidiary Guarantor - Intercontinental-Exchange, Inc.	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net cash provided by (used in) operating activities	$181	$(204)	$872	$(136)	$713
Cash flows from investing activities:					—
Increase in restricted cash	—	—	(2)	—	(2)
Cash paid for acquisitions, net of cash acquired	—	(10)	—	—	(10)
Loans to subsidiaries	—	62	—	(62)	—
Purchases of cost and equity method investments	—	(4)	—	—	(4)
Purchase of available-for-sale securities	—	—	(512)	—	(512)
Capital expenditures and capitalized software development costs	—	(69)	(18)	—	(87)
Net cash used in investing activities	—	(21)	(532)	(62)	(615)
Cash flows from financing activities:
Proceeds from debt facilities	—	1,301	—	—	1,301
Repayments of debt facilities and issuance costs for debt facilities	—	(1,008)	—	—	(1,008)
Repurchases of common stock	(175)	—	—	—	(175)
Repayment of loans from parent	—	—	(62)	62	—
Intercompany dividends	—	—	(136)	136	—
Other financing activities	(6)	3	(10)	—	(13)
Net cash provided by (used in) financing activities	(181)	296	(208)	198	105
Effect of exchange rates on cash and cash equivalents	—	—	(2)	—	(2)
Net increase in cash and cash equivalents	—	71	130	—	201
Cash and cash equivalents, beginning of year	—	164	458	—	622
Cash and cash equivalents, end of year	$—	$235	$588	$—	$823

16.	Geographical Information

The following represents the Company’s revenues, less transaction-based expenses, net assets and property and equipment based on the geographic location (in millions):
Geographic areas:

	United States	United Kingdom, Continental Europe and Canada	Total
Revenues, less transaction-based expenses:
Year ended December 31, 2013	$856	$818	$1,674
Year ended December 31, 2012	$715	$648	$1,363
Year ended December 31, 2011	$682	$645	$1,327
Net assets:
As of December 31, 2013	$2,453	$10,162	$12,615
As of December 31, 2012	$2,281	$1,396	$3,677
Property and equipment, net:
As of December 31, 2013	$651	$240	$891
As of December 31, 2012	$130	$14	$144
No customers or clearing members accounted for more than 10% of the Company’s consolidated revenues, less transaction-based expenses, for the years ended December 31, 2013, 2012 and 2011.

17.	Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the years ended December 31, 2013, 2012 and 2011 (in millions, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Basic:
Net income attributable to IntercontinentalExchange Group, Inc.	$254	$552	$510
Weighted average common shares outstanding	78	73	73
Basic earnings per common share	$3.24	$7.59	$6.97
Diluted:
Weighted average common shares outstanding	78	73	73
Effect of dilutive securities:
Stock options and restricted stock	1	—	1
Diluted weighted average common shares outstanding	79	73	74
Diluted earnings per common share	$3.21	$7.52	$6.90
Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. The weighted average common shares outstanding during the year ended December 31, 2013 increased primarily due to the 42.4 million shares of the Company's common stock issued to NYSE Euronext stockholders in connection with the acquisition, weighted to show these additional shares outstanding for the period from November 13, 2013 to December 31, 2013. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. During the years ended December 31, 2012 and 2011, 228,000 and 242,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect because the outstanding stock option exercise prices were greater than the average market price of the common shares during the relevant periods. There were no outstanding stock options for the year ended December 31, 2013 with an antidilutive effect. As of December 31, 2013 and 2012, there were 22,000 and 20,000 restricted stock units, respectively, that were vested but have not been issued that are included in the computation of basic and diluted earnings per share.

18.Quarterly Financial Data (Unaudited)
The following table has been prepared from the financial records of the Company, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented (in millions, except per share amounts):

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr(a)
Year Ended December 31, 2013
Revenues, less transaction-based expenses	$352	$372	$338	$612
Operating income	200	225	202	163
Net income (loss) attributable to IntercontinentalExchange Group, Inc.	136	153	141	(176)
Earnings (loss) per common share(b):
Basic	$1.86	$2.11	$1.94	$(1.85)
Diluted	$1.85	$2.09	$1.92	$(1.83)
Year Ended December 31, 2012
Revenues, less transaction-based expenses	$365	$351	$323	$324
Operating income	225	215	194	193
Net income attributable to IntercontinentalExchange Group, Inc.	148	143	131	130
Earnings per common share(b):
Basic	$2.04	$1.97	$1.80	$1.78
Diluted	$2.02	$1.95	$1.79	$1.76

(a)
The Company acquired NYSE Euronext on November 13, 2013 and has included their results with the consolidated results above effective from the acquisition date, including $133 million in acquisition-related transaction and integration costs during the three months ended December 31, 2013 (Note 3). The Company also incurred a $190 million impairment loss on the Cetip investment (Note 5) and a $51 million expense relating to the early payoff of outstanding debt (Note 8) during the three months ended December 31, 2013.

(b)
The annual earnings per common share may not equal the sum of the individual quarter’s earnings per common share due to rounding, and, during the year ended December 31, 2013, due to the 42.4 million shares of the Company's common stock issued to NYSE Euronext stockholders in connection with the acquisition, weighted to show these additional shares outstanding for the prior from November 13, 2013 to December 31, 2013.

19.	Subsequent Events
The Company has evaluated subsequent events and determined that no events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements except those events disclosed in Notes 3 and 4.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
None.

ITEM  9 (A).    CONTROLS AND PROCEDURES
(a)  Evaluation of Disclosure Controls and Procedures.    As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.
(b)  Management’s Annual Report on Internal Control over Financial Reporting and the Attestation Report of the Independent Registered Public Accounting Firm.    Management’s report on its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 and the attestation report of Ernst & Young LLP on our internal control over financial reporting are set forth in Part II, Item 8 of this Annual Report on Form 10-K.
(c)  Changes in Internal Controls over Financial Reporting.    Except as described below, there were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As a result, no corrective actions were taken. During the quarter ended December 31, 2013, we acquired NYSE Euronext and are in the process of integrating the acquired business into our overall internal control over financial reporting process. We have excluded the NYSE Euronext business from the assessment of internal control over financial reporting as of December 31, 2013.

ITEM 9    (B).    OTHER INFORMATION
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our Board of Directors set forth under the caption “Item 1 — Election of Directors — Nominees for Election as Directors at the 2014 Annual Meeting” in our Proxy Statement for our 2014 Annual Meeting of Stockholders (“2014 Proxy Statement”) is incorporated herein by reference. Information relating to our executive officers is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth at Part I, Item 4(A) of this Annual Report on Form 10-K under the caption “Executive Officers of IntercontinentalExchange Group, Inc.” Information regarding compliance by our directors and executive officers and owners of more than ten percent of our Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended (Item 405 of Regulation S-K), set forth under the caption “Section 16(a) of the Securities Exchange Act Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement is incorporated herein by reference. Information relating to our financial expert serving on our Audit Committee (Item 407(d)(5) of Regulation S-K), our Nominating and Corporate Governance Committee (Item 407(c)(3) of Regulation S-K), and our Audit Committee (Item 407(d)(4) of Regulation S-K) is set forth under the caption “Meetings and Committees of the Board of Directors” in our 2014 Proxy Statement and is incorporated herein by reference.
Executive Officers
Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is information regarding our executive officers:

Name	Age	Title
Jeffrey C. Sprecher	58	Chairman of the Board and Chief Executive Officer
Charles A. Vice	50	President and Chief Operating Officer
Duncan L. Niederauer	54	President of ICE Group and Chief Executive Officer of NYSE
Scott A. Hill	46	Chief Financial Officer
Dominique Cerutti	53	Chief Executive Officer of Euronext
David S. Goone	53	Chief Strategic Officer
Edwin D. Marcial	46	Chief Technology Officer
Johnathan H. Short	48	General Counsel and Corporate Secretary
Thomas W. Farley	38	Chief Operating Officer of NYSE
Paul D. Swann	51	President and Managing Director of ICE Clear Europe
Mary L. Brienza	58	Chief Executive Officer and Chief Regulatory Officer of NYSE Regulation
Jeffrey C. Sprecher.    Mr. Sprecher has served as Chief Executive Officer and a director since our inception and has served as our Chairman of the Board since November 2002. As our Chief Executive Officer, he is responsible for our strategic direction, operation, and financial performance. Mr. Sprecher purchased Continental Power Exchange, Inc., our predecessor company, in 1997. Prior to joining Continental Power Exchange, Inc., Mr. Sprecher held a number of positions, including President, over a fourteen-year period with Western Power Group, Inc., a developer, owner and operator of large central-station power plants. While with Western Power, Mr. Sprecher was responsible for a number of significant financings. Mr. Sprecher serves on the U.S. Commodity Futures Trading Commission Global Market Advisory Committee and is a member of the Energy Security Leadership Council. Mr. Sprecher has been consistently recognized for his entrepreneurial achievements. Mr. Sprecher holds a B.S. degree in Chemical Engineering from the University of Wisconsin and an MBA from Pepperdine University.
Charles A. Vice.    Mr. Vice has served as Chief Operating Officer since July 2001 and our President since October 2005. As our President and Chief Operating Officer, Mr. Vice is responsible for overseeing our technology operations, including market development, customer support and business development activities. He has over 16 years of experience in applying information technology in the energy industry. Mr. Vice joined Continental Power Exchange, Inc. as a Marketing Director during its startup in 1994, and prior thereto was a Principal with Energy Management Associates for five years, providing consulting services to energy firms. From 1985 to 1988, he was a Systems Analyst with Electronic Data Systems. Mr. Vice holds a B.S. degree in Mechanical Engineering from the University of Alabama and an MBA from Vanderbilt University.
Duncan L. Niederauer.    Mr. Niederauer has served as President since the closing of the NYSE Euronext acquisition in November 2013. Mr. Niederauer was appointed Chief Executive Officer and director of NYSE Euronext, effective December 1, 2007, after joining NYSE Euronext in 2007 as a member of the management committee. Mr. Niederauer also serves on the boards of NYSE Group and Euronext N.V. Mr. Niederauer was previously a partner at The Goldman Sachs Group, Inc. (United States) ("GS") where he held many positions, among them, co-head of the Equities Division execution services franchise and the managing director responsible for Goldman Sachs Execution & Clearing, L.P. (formerly known as Spear, Leeds & Kellogg L.P.). Mr. Niederauer joined GS in 1985. Mr. Niederauer has served on the boards of Colgate University, and currently serves on the boards of Operation Hope and the Congressional Medal of Honor Foundation.
Scott A. Hill.    Mr. Hill has served as Chief Financial Officer since May 2007. As our Chief Financial Officer, he is responsible for overseeing all aspects of our finance and accounting functions, including treasury, tax, accounting controls, financial planning, mergers and acquisitions, business development, human resources and investor relations. Mr. Hill also oversees our global clearing operations, including our credit default swap clearing houses. Prior to joining us, Mr. Hill spent 16 years as an international finance executive for IBM. He oversaw IBM’s worldwide financial forecasts and measurements from 2006 through 2007, working alongside the Chief Financial Officer of IBM and with all of the company’s global business units. Prior to that, Mr. Hill was Vice President and Controller of IBM’s Japan multi-billion dollar business operation from 2003 through 2005. Mr. Hill earned his BBA in Finance from the University of Texas at Austin and his MBA from New York University.
Dominique Cerutti.    Mr. Cerutti has served as Chief Executive Officer of Euronext since the closing of the NYSE Euronext acquisition in November 2013. Mr. Cerutti was appointed President and Deputy Chief Executive Officer of NYSE Euronext in the first quarter of 2010. He joined NYSE Euronext on December 15, 2009 and was approved as Deputy Chief Executive officer and Head of Global Technology on December 31, 2009. Mr. Cerutti most recently served as General Manager of IBM Southwest Europe. In this role, he led all of IBM's business operations, had full profit and loss responsibility and ensured risk management, compliance and business controls across IBM's business units in southern and western Europe. Mr. Cerutti was a member of IBM Chairman and CEO Sam Palmisano's Senior Leadership Team. Previously, he was general manager of IBM's Global Services in Europe, Middle East & Africa, based in Paris. In 1999, he was appointed Executive Assistant at IBM's New York headquarters to former IBM Chairman and CEO Louis V. Gerstner.

David S. Goone.    Mr. Goone has served as Chief Strategic Officer since March 2001. He is responsible for the expansion of our product lines, including futures products and trading capabilities for our electronic platform. Mr. Goone also leads our global sales organization. Additionally, Mr. Goone joined the Board of Directors at Cetip following our 2011 investment in the Brazilian clearing house. Prior to joining us, Mr. Goone served as the Managing Director, Product Development and Sales at the Chicago Mercantile Exchange where he worked for nine years. From 1989 through 1992, Mr. Goone was Vice President at Indosuez Carr Futures, where he developed institutional and corporate business. Prior to joining Indosuez, Mr. Goone worked at Chase Manhattan Bank, where he developed and managed their exchange-traded foreign currency options operation at the Chicago Mercantile Exchange. Mr. Goone holds a B.S. degree in Accountancy from the University of Illinois at Urbana-Champaign.
Edwin D. Marcial.    Mr. Marcial has served as Chief Technology Officer since May 2000. He is responsible for all systems development and our overall technology strategy. He also oversees the software design and development initiatives of our information technology professionals in the areas of project management, architecture, software development and quality assurance. Mr. Marcial joined the software development team at Continental Power Exchange, Inc. in 1996 and has nearly 20 years of IT experience building large-scale systems in the energy industry. Prior to joining Continental Power Exchange, Inc., he led design and development teams at Harris Corporation building software systems for the company’s energy controls division. Mr. Marcial earned a B.S. degree in Computer Science from the College of Engineering at the University of Florida.
Johnathan H. Short.    Mr. Short has served as General Counsel and Corporate Secretary since June 2004. In his role as General Counsel, he is responsible for managing our legal and regulatory affairs. As Corporate Secretary, he is also responsible for a variety of our corporate governance matters. Prior to joining us, Mr. Short was a partner at McKenna Long & Aldridge LLP, a national law firm. Mr. Short practiced in the corporate law group of McKenna, Long & Aldridge (and its predecessor firm, Long Aldridge & Norman LLP) from November 1994 until he joined us in June 2004. From April 1991 until October 1994, he practiced in the commercial litigation department of Long Aldridge & Norman LLP. Mr. Short holds a J.D. degree from the University of Florida, College of Law, and a B.S. in Accounting from the University of Florida, Fisher School of Accounting.
Thomas W. Farley.    Mr. Farley has served as Chief Operating Officer of NYSE since the closing of the NYSE Euronext acquisition in November 2013. Prior to this role, Mr. Farley served as our Senior Vice President of Financial Markets from June 2012 to November 2013 where he oversaw the development of initiatives within our OTC financial markets. Mr. Farley joined IntercontinentalExchange, Inc. in February 2007 as President of ICE Futures U.S., a position that he held until June 2012. From July 2006 to January 2007, Mr. Farley was President of SunGard Kiodex, a risk management technology provider to the commodity derivatives markets. From October 2000 to July 2006, Mr. Farley served as Kiodex’s Chief Financial Officer and he also served as Kiodex’s Chief Operating Officer from January 2003 to July 2006. Prior to Kiodex, Mr. Farley held positions in investment banking and private equity. Mr. Farley holds a B.A. in Political Science from Georgetown University and is a Chartered Financial Analyst.
Paul D. Swann.    Mr. Swann is the President and Managing Director of ICE Clear Europe, our wholly-owned European clearing house. Mr. Swann was named to this post in July 2007 and was instrumental in the launch of ICE Clear Europe in November 2008. In his role, Mr. Swann oversees all technology, operations and financial functions at the London-based clearing house. Swann has over 20 years experience in European derivatives and equities clearing, and prior to joining us, he was most recently Managing Director, Group Risk and Managing Director, Change for LCH.Clearnet Ltd. During his tenure at LCH.Clearnet Ltd., Mr. Swann held various leadership positions in technology, operations, and risk management. In those roles, Mr. Swann worked closely with us on our energy futures and over-the-counter clearing business.
Mary L. Brienza.    Mrs. Brienza joined the New York Stock Exchange in 1992 as a senior litigation attorney in NYSE Regulation’s Division of Enforcement. In 1995, Mrs. Brienza became an Enforcement Director managing a team of attorneys who investigate and prosecute violations of securities laws by NYSE member firms and their employees. Beginning in 2003, Mrs. Brienza left Regulation to manage the internal audit function, which covered all financial, technology, and regulatory operations. After the NYSE merger with Euronext in 2007, she was promoted to EVP and General Auditor, and served as a member of the Management Committee. From 2007 through late 2013, Mrs. Brienza had responsibility for the NYSE Euronext’s global internal audit program and for developing and leading the global compliance program. In October 2013, Mrs. Brienza returned to NYSE Regulation as its CEO and Chief Regulatory Officer for the U.S. equities and options markets. Mrs. Brienza is a member of the New York and Massachusetts Bars and prior to joining the NYSE, she spent 12 years as a prosecutor in New York City, concentrating on violent crimes and, later, complex white-collar crimes.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics, which applies to all of our employees, officers and directors. Our Code of Business Conduct and Ethics meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer and Chief Financial Officer (who is the principal financial officer), as well as all other employees, as indicated above. Our Code of Business Conduct and Ethics also meets the requirements of a code of ethics and business conduct under the New York Stock Exchange listing standards. Our Code of Business Conduct and Ethics is available on our website at www.theice.com under the heading “About ICE,” “Investors & Media,” then “Corporate Governance.” We will also provide a copy of the Code of Business Conduct and Ethics to stockholders at no charge upon written request.

ITEM 11.    EXECUTIVE COMPENSATION
Information relating to executive compensation set forth under the captions “Item 1 — Election of Directors — Non-Employee Directors Compensation”, “Compensation Discussion & Analysis” and “Compensation Committee Interlocks and Insider Participation” in our 2014 Proxy Statement is incorporated herein by reference, except for the information set forth in the section entitled “Compensation Committee Report”, which specifically is not so incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding ownership of our common stock by certain persons as set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2014 Proxy Statement is incorporated herein by reference. In addition, information in tabular form relating to securities authorized for issuance under our equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in this Annual Report on Form 10-K and “Equity” and “Pension and Other Benefit Programs” as described in Notes 9 and 13 to our consolidated financial statements in this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and transactions between our company and certain of our affiliates as set forth under the caption “Certain Relationships and Related Transactions” in our 2014 Proxy Statement is incorporated herein by reference. In addition, information regarding our directors’ independence (Item 407(a) of Regulation S-K) as set forth under the caption “Item 1 — Election of Directors — Nominees for Election as Directors at the 2014 Annual Meeting” in our 2014 Proxy Statement is incorporated herein by reference.

ITEM 14.     PRINCIPAL    ACCOUNTANT FEES AND SERVICES
Information regarding principal accountant fees and services of our independent registered public accounting firm, Ernst & Young LLP, is set forth under the caption “Information About the Company’s Independent Registered Public Accounting Firm Fees and Services” in our 2014 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS,    FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Report.

(1)	Financial Statements
Our consolidated financial statements and the related reports of management and our independent registered public accounting firm which are required to be filed as part of this Report are included in this Annual Report on Form 10-K. These consolidated financial statements are as follows:

•	Consolidated Balance Sheets as of December 31, 2013 and 2012.

•	Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011.

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011.

•	Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Income (Loss) and Redeemable Non-Controlling Interest for the years ended December 31, 2013, 2012 and 2011.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011.

•	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules
Schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes, thereto.

(3)	Exhibits

See (b) below.

(b)	Exhibits
The exhibits listed below under “Index to Exhibits” are filed with or incorporated by reference in this Report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. We will furnish any exhibit upon request to Investor Relations, 2100 RiverEdge Parkway, Suite 500, Atlanta, Georgia 30328.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERCONTINENTALEXCHANGE, INC. (Registrant)

Date: February 14, 2014	By:	/s/ Jeffrey C. Sprecher
Jeffrey C. Sprecher
Chief Executive Officer
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey C. Sprecher and Scott A. Hill, and each of them his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the calendar year ended December 31, 2013 and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the date indicated.

Signatures	Title	Date
/s/ Jeffrey C. Sprecher	Chairman of the Board and Chief	February 14, 2014
Jeffrey C. Sprecher	Executive Officer (principal executive officer)

/s/ Scott A. Hill	Chief Financial Officer (principal financial officer)	February 14, 2014
Scott A. Hill

/s/ Dean S. Mathison	Chief Accounting Officer and Corporate Controller (principal accounting officer)	February 14, 2014
Dean S. Mathison

/s/ Charles R. Crisp	Director	February 14, 2014
Charles R. Crisp

/s/ Jean-Marc Forneri	Director	February 14, 2014
Jean-Marc Forneri

/s/ Fredrick W. Hatfield	Director	February 14, 2014
Fredrick W. Hatfield

/s/ Jan-Michiel Hessels	Director	February 14, 2014
Jan-Michiel Hessels

Signatures	Title	Date
/s/ Sylvain Hefes	Director	February 14, 2014
Sylvain Hefes

/s/ Terrence F. Martell	Director	February 14, 2014
Terrence F. Martell

/s/ Sir Callum McCarthy	Director	February 14, 2014
Sir Callum McCarthy

/s/ James J. McNulty	Director	February 14, 2014
James J. McNulty

/s/ Sir Robert Reid	Director	February 14, 2014
Sir Robert Reid

/s/ Frederic V. Salerno	Director	February 14, 2014
Frederic V. Salerno

/s/ Robert G. Scott	Director	February 14, 2014
Robert G. Scott

/s/ Judith A. Sprieser	Director	February 14, 2014
Judith A. Sprieser

/s/ Vincent Tese	Director	February 14, 2014
Vincent Tese

INDEX TO EXHIBITS
The following exhibits are filed with this Report. We will furnish any exhibit upon request to IntercontinentalExchange Group, Inc., Investor Relations, 2100 RiverEdge Parkway, Suite 500, Atlanta, Georgia 30328.

Exhibit Number		Description of Document
2.1	—
Amended and Restated Agreement and Plan of Merger, dated as of March 19, 2013, by and among NYSE Euronext, IntercontinentalExchange, Inc., IntercontinentalExchange Group, Inc., Braves Merger Sub, Inc. and Baseball Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to IntercontinentalExchange, Inc.’s Current Report on Form 8-K filed with the SEC on March 19, 2013, File No. 001-32671).

3.1	—
Amended and Restated Certificate of Incorporation of IntercontinentalExchange Group, Inc. (incorporated by reference to Exhibit 3.1 to IntercontinentalExchange Group, Inc.’s Current Report on Form 8-K filed with the SEC on November 13, 2013, File No. 001-36198).

3.2	—
Amended and Restated Bylaws of IntercontinentalExchange Group, Inc. (incorporated by reference to Exhibit 3.2 to IntercontinentalExchange Group, Inc.’s Current Report on Form 8-K filed with the SEC on November 13, 2013, File No. 001-36198).

4.1	—
Indenture dated as of October 8, 2013 among IntercontinentalExchange Group, Inc., as issuer, IntercontinentalExchange Inc. and Baseball Merger Sub, LLC, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to IntercontinentalExchange Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 8, 2013, File No. 333-187402).

4.2	—
First Supplemental Indenture dated as of October 8, 2013 among IntercontinentalExchange Group, Inc., as issuer,
IntercontinentalExchange, Inc. and Baseball Merger Sub, LLC, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to IntercontinentalExchange Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 8, 2013, File No. 333-187402).

4.3	—
Form of 2.50% Senior Notes due 2018 (incorporated by reference to Exhibit 4.3 to IntercontinentalExchange Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 8, 2013, File No. 333-187402).

4.4	—
Form of 4.00% Senior Notes due 2023 (incorporated by reference to Exhibit 4.4 to IntercontinentalExchange Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 8, 2013, File No. 333-187402).

4.5	—
Form of Guarantee of IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 4.5 to IntercontinentalExchange Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 8, 2013, File No. 333-187402).

4.6	—
Form of Guarantee of Baseball Merger Sub, LLC (incorporated by reference to Exhibit 4.6 to IntercontinentalExchange Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 8, 2013, File No. 333-187402).

4.7	—
Guaranty of IntercontinentalExchange Group, Inc., dated as of November 13, 2013, relating to the NYSE Euronext Senior Notes (incorporated by reference to Exhibit 4.6 to IntercontinentalExchange Group, Inc.’s Current Report on Form 8-K filed with the SEC on November 13, 2013, File No. 001-36198).

4.8	—
Deed Poll Guarantee of IntercontinentalExchange Group, Inc., dated as of November 13, 2013, relating to the NYSE Euronext Eurobonds (incorporated by reference to Exhibit 4.8 to IntercontinentalExchange Group, Inc.’s Current Report on Form 8-K filed with the SEC on November 13, 2013, File No. 001-36198).

4.9	—
Guaranty of IntercontinentalExchange Inc. dated as of November 13, 2013 relating to the NYSE Euronext Senior Notes (incorporated by reference to Exhibit 4.7 to IntercontinentalExchange Group, Inc.’s Current Report on Form 8-K filed with the SEC on November 13, 2013, File No. 001-36198).

4.10	—
Deed Poll Guaranty of IntercontinentalExchange, Inc. dated as of November 13, 2013 relating to the NYSE Euronext Eurobonds (incorporated by reference to Exhibit 4.9 to IntercontinentalExchange Group, Inc.’s Current Report on Form 8-K filed with the SEC on November 13, 2013, File No. 001-36198).

4.11	—
Guarantee of IntercontinentalExchange Group, Inc., dated as of November 13, 2013, relating to the $2.6 billion senior unsecured credit facilities (incorporated by reference to Exhibit 4.10 to IntercontinentalExchange Group, Inc.’s Current Report on Form 8-K filed with the SEC on November 13, 2013, File No. 001-36198).

4.12	—
Guarantee of NYSE Euronext Holdings LLC, dated as of November 13, 2013, relating to the $2.6 billion senior unsecured credit facilities (incorporated by reference to Exhibit 4.11 to IntercontinentalExchange Group, Inc.’s Current Report on Form 8-K filed with the SEC on November 13, 2013, File No. 001-36198).

4.13	—
Guarantee of IntercontinentalExchange Group, Inc., dated as of November 13, 2013, relating to the $600 million 364 day senior unsecured credit facility (incorporated by reference to Exhibit 4.12 to IntercontinentalExchange Group, Inc.’s Current Report on Form 8-K filed with the SEC on November 13, 2013, File No. 001-36198).

4.14	—
Guarantee of NYSE Euronext Holdings LLC, dated as of November 13, 2013, relating to the $600 million 364 day senior unsecured credit facility (incorporated by reference to Exhibit 4.13 to IntercontinentalExchange Group, Inc.’s Current Report on Form 8-K filed with the SEC on November 13, 2013, File No. 001-36198).

10.1	—
Employment Agreement dated February 24, 2012 between IntercontinentalExchange, Inc. and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.1 to IntercontinentalExchange, Inc.'s Current Report on Form 8-K filed with the SEC on February 24, 2012, File No. 001-32671).

10.2	—
Employment Agreement dated February 24, 2012 between IntercontinentalExchange, Inc. and Charles A. Vice (incorporated by reference to Exhibit 10.2 to IntercontinentalExchange, Inc.'s Current Report on Form 8-K filed with the SEC on February 24, 2012, File No. 001-32671).

10.3	—
Employment Agreement dated February 24, 2012 between IntercontinentalExchange, Inc. and David S. Goone (incorporated by reference to Exhibit 10.3 to IntercontinentalExchange, Inc.'s Current Report on Form 8-K filed with the SEC on February 24, 2012, File No. 001-32671).

10.4	—
Employment Agreement dated February 24, 2012 between IntercontinentalExchange, Inc. and Edwin Marcial (incorporated by reference to Exhibit 10.4 to IntercontinentalExchange, Inc.'s Current Report on Form 8-K filed with the SEC on February 24, 2012, File No. 001-32671).

10.5	—
Employment Agreement dated February 24, 2012 between IntercontinentalExchange, Inc. and Scott A. Hill (incorporated by reference to Exhibit 10.5 to IntercontinentalExchange, Inc.'s Current Report on Form 8-K filed with the SEC on February 24, 2012, File No. 001-32671).

10.6	—
Employment Agreement dated June 18, 2012 between IntercontinentalExchange, Inc. and Thomas W. Farley (incorporated by reference to Exhibit 10.6 to IntercontinentalExchange, Inc.’s Annual Report on Form 10-K filed with the SEC on February 6, 2013, File No. 001-32671).

10.7	—
Form of Employment Agreement between IntercontinentalExchange, Inc. and the other U.S. officers (incorporated by reference to Exhibit 10.6 to IntercontinentalExchange Group, Inc.'s Current Report on Form 8-K filed with the SEC on February 24, 2012, File No. 001-32671).

10.8	—
IntercontinentalExchange, Inc. 2000 Stock Option Plan, as amended effective December 31, 2008 (incorporated by reference to Exhibit 10.6 to IntercontinentalExchange, Inc.'s Annual Report on Form 10-K filed with the SEC on February 11, 2009, File No. 001-32671).

10.9	—
IntercontinentalExchange, Inc. 2003 Restricted Stock Deferral Plan for Outside Directors, as amended effective December 31, 2008 (incorporated by reference to Exhibit 10.7 to IntercontinentalExchange, Inc.'s Annual Report on Form 10-K filed with the SEC on February 11, 2009, File No. 001-32671).

10.10	—
IntercontinentalExchange, Inc. 2004 Restricted Stock Plan, as amended effective December 31, 2008 (incorporated by reference to Exhibit 10.8 to IntercontinentalExchange, Inc.'s Annual Report on Form 10-K filed with the SEC on February 11, 2009, File No. 001-32671).

10.11	—
IntercontinentalExchange, Inc. 2005 Equity Incentive Plan, as amended effective December 31, 2008 (incorporated by reference to Exhibit 10.9 to IntercontinentalExchange, Inc.'s Annual Report on Form 10-K filed with the SEC on February 11, 2009, File No. 001-32671).

10.12	—
IntercontinentalExchange, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to IntercontinentalExchange, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2009, File No. 001-32671).

10.13	—
IntercontinentalExchange, Inc. 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to IntercontinentalExchange, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2009, File No. 001-32671).

10.14	—
IntercontinentalExchange, Inc. 2013 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 4.1 to IntercontinentalExchange, Inc.’s Registration Statement on Form S-8, filed with the SEC on May 24, 2013, File No. 333-188815).

10.15	—
IntercontinentalExchange, Inc. 2013 Omnibus Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 4.2 to IntercontinentalExchange, Inc.’s Registration Statement on Form S-8, filed with the SEC on May 24, 2013, File No. 333-188815).

10.16	—
NYSE Euronext Omnibus Incentive Plan (as amended and restated effective October 27, 2010) (incorporated by reference to Exhibit 10.33 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-33392).

10.17	—
NYSE Euronext 2006 Stock Incentive Plan (as amended and restated effective October 27, 2010) (incorporated by reference to Exhibit 10.19 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-33392).

10.18	—
Archipelago Holdings, L.L.C. 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.17 to Archipelago Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2004, File No. 333-113226).

10.19	—
Archipelago Holdings 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to Archipelago Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on March 31, 2004, File No. 333-113226).

10.20	—
Form of Performance-Based Restricted Stock Unit Award Agreement used with respect to grants of performance-based restricted stock units by the Company under the IntercontinentalExchange, Inc. 2013 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.11 to IntercontinentalExchange Group, Inc.’s Current Report on Form 8-K filed with the SEC on November 13, 2013, File No. 001-36198).

10.21	—
Credit Agreement dated as of November 9, 2011 among IntercontinentalExchange, Inc. and ICE Europe Parent Limited, as borrowers, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swingline lender, Bank of America, N.A., as syndication agent, and each of the lenders signatory thereto for a senior unsecured term loan facility in the aggregate principal amount of $500 million and an aggregate $2.1 billion five-year senior unsecured revolving credit facility (incorporated by reference to Exhibit 10.1 to IntercontinentalExchange, Inc.'s Current Report on Form 8-K filed with the SEC on November 9, 2011, File No.001-32671).

10.22	—
Office Lease, dated as of June 8, 2000, as amended, between CMD Realty Investment Fund IV, L.P. and IntercontinentalExchange, LLC (incorporated by reference to Exhibit 10.17 to IntercontinentalExchange, Inc.'s Registration Statement on Form S-1 filed with the SEC on June 6, 2005, File No. 333-123500).*

10.23	—
Lease Amendment Six, dated as of October 12, 2005, by and between CMD Realty Investment Fund IV, L.P. and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.27 to IntercontinentalExchange, Inc.'s Registration Statement on Form S-1 filed with the SEC on October 14, 2005, File No. 333-123500).*

10.24	—
Lease Amendment Seven, dated as of May 12, 2006, by and between CMD Realty Investment Fund IV, L.P. and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.2 to IntercontinentalExchange, Inc.'s Current Report on Form 8-K filed with the SEC on May 17, 2006, File No. 001-32671).*

10.25	—
Lease Amendment Eight, dated as of November 28, 2006 (incorporated by reference to Exhibit 10.17 to IntercontinentalExchange, Inc.'s Annual Report on Form 10-K filed with the SEC on February 11, 2009, File No. 001-32671).*

10.26	—
Lease Amendment Nine, dated as of February 21, 2007 (incorporated by reference to Exhibit 10.18 to IntercontinentalExchange, Inc.'s Annual Report on Form 10-K filed with the SEC on February 11, 2009, File No. 001-32671).*

10.27	—
Lease Amendment Ten, dated as of May 15, 2008 (incorporated by reference to Exhibit 10.19 to IntercontinentalExchange, Inc.'s Annual Report on Form 10-K filed with the SEC on February 11, 2009, File No. 001-32671).*

10.28	—
Lease Amendment Eleven, dated as of September 2, 2009 (incorporated by reference to Exhibit 10.23 to IntercontinentalExchange, Inc.'s Annual Report on Form 10-K filed with the SEC on February 09, 2011, File No. 001-32671).

10.29	—
Lease Amendment Twelve, dated as of June 1, 2010 (incorporated by reference to Exhibit 10.24 to IntercontinentalExchange, Inc.'s Annual Report on Form 10-K filed with the SEC on February 09, 2011, File No. 001-32671).

10.30	—
Lease Amendment Thirteen dated as of February 3, 2011 (incorporated by reference to Exhibit 10.23 to IntercontinentalExchange, Inc.'s Annual Report on Form 10-K filed with the SEC on February 8, 2012, File No. 001-32671).

10.31	—	Lease Amendment Fourteen dated as of December 13, 2013.
10.32	—
Patent License Agreement, dated as of March 29, 2002, between eSpeed, Inc. and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.16 to IntercontinentalExchange, Inc.'s Registration Statement on Form S-1 filed with the SEC on June 6, 2005, File No. 333-123500).

10.33	—
Settlement Agreement dated as of September 1, 2005, by and between EBS Group Limited and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.26 to IntercontinentalExchange, Inc.'s Registration Statement on Form S-1 filed with the SEC on October 14, 2005, File No. 333-123500).

10.34	—
License Agreement For Index-Related Derivative Products dated as of June 15, 2007 between IntercontinentalExchange, Inc. and Frank Russell Company (incorporated by reference to Exhibit 10.1 to IntercontinentalExchange, Inc.'s Current Report on Form 8-K filed with the SEC on June 20, 2007, File No. 001-32671).*

10.35	—
Amendment No. 2 to License Agreement for Index-Related Derivative Products between Frank-Russell Company and IntercontinentalExchange, Inc., dated as of March 14, 2011 (incorporated by reference to Exhibit 10.1 to IntercontinentalExchange, Inc.'s Current Report on Form 8-K filed with the SEC on March 15, 2011, File No. 001-32671).*

10.36	—
Contribution and Asset Transfer Agreement, dated as of May 11, 2000, by and between IntercontinentalExchange, LLC, Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.31 to IntercontinentalExchange, Inc.'s Registration Statement on Form S-1 filed with the SEC on October 25, 2005, File No. 333-123500).

10.37	—
First Amendment to Contribution and Asset Transfer Agreement, dated as of May 17, 2000, by and among IntercontinentalExchange, LLC, Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.32 to IntercontinentalExchange, Inc.'s Registration Statement on Form S-1 filed with the SEC on October 25, 2005, File No. 333-123500).

10.38	—
Second Amendment to Contribution and Asset Transfer Agreement, dated as of October 24, 2005, by and among IntercontinentalExchange, Inc., Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.33 to IntercontinentalExchange, Inc.'s Registration Statement on Form S-1 filed with the SEC on October 25, 2005, File No. 333-123500).

10.39	—
IntercontinentalExchange, Inc. Amended and Restated 1999 Stock Option/Stock Issuance Plan (formerly the Creditex Group Inc. Amended and Restated 1999 Stock Option/Stock Issuance Plan) (incorporated by reference to Exhibit 4.1 to IntercontinentalExchange, Inc.'s Registration Statement on Form S-8 filed with the SEC on September 2, 2008, File No. 333-153299).

10.40	—
Share Purchase Agreement dated as of July 13, 2011 between ICE Overseas Limited and Fundo de Investimento em Participacoes - Advent de Participacoes for the Advent shares (incorporated by reference to Exhibit 10.1 to IntercontinentalExchange, Inc.'s Current Report on Form 8-K filed with the SEC on July 14, 2011, File No. 001-32671).

10.41	—
Form of Share Purchase Agreement dated as of July 13, 2011 between ICE Overseas Limited and each of Banco Itaú BBA S/A; Itaú Unibanco Holdings S/A; Banco Itauleasing S/A; BFB Leasing S/A Arrendamento Mercantil; Hipercard Banco Múltiplo S/A; and Banco Itaucard S/A for the Itaú shares (incorporated by reference to Exhibit 10.2 to IntercontinentalExchange, Inc.'s Current Report on Form 8-K filed with the SEC on July 14, 2011, File No. 001-32671).

10.42	—
Aircraft Time Sharing Agreement dated as of February 6, 2012 between IntercontinentalExchange, Inc. and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.37 to IntercontinentalExchange, Inc.'s Annual Report on Form 10-K filed with the SEC on February 8, 2012, File No. 001-32671).

10.43	—
Aircraft Time Sharing Agreement dated as of February 6, 2012 between IntercontinentalExchange, Inc. and Charles A. Vice (incorporated by reference to Exhibit 10.38 to IntercontinentalExchange, Inc.'s Annual Report on Form 10-K filed with the SEC on February 8, 2012, File No. 001-32671).

10.44	—
Clearing and Financial Intermediary Services Agreement by and among ICE Clear Europe Limited and LIFFE Administration and Management (incorporated by reference to Exhibit 10.38 to IntercontinentalExchange, Inc.’s Annual Report on Form 10-K filed with the SEC on February 6, 2013, File No. 001-32671).*

10.45	—
Credit Agreement dated as of July 12, 2013 among IntercontinentalExchange, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and each of the lenders signatory thereto for a 364 day revolving senior unsecured credit facility in the aggregate principal amount of $600 million (incorporated by reference to Exhibit 10.1 to IntercontinentalExchange, Inc.’s Form 8-K filed with the SEC on July 15, 2013, File No. 001-32671).

10.46	—
First Amendment and Waiver Agreement to Credit Agreement dated as of September 27, 2013 among IntercontinentalExchange, Inc., ICE Europe Parent Limited, IntercontinentalExchange Group, Inc., and Wells Fargo Bank, National Association, for a senior unsecured five-year term loan facility in the aggregate principal amount of $500 million and five-year revolving credit facility in the aggregate principal amount of $2.1 billion (incorporated by reference to Exhibit 10.2 to IntercontinentalExchange Group, Inc.’s Form 8-K filed with the SEC on October 1, 2013, File No. 333-187402).

10.47	—
First Amendment and Waiver Agreement to Credit Agreement dated as of September 27, 2013 among IntercontinentalExchange, Inc., IntercontinentalExchange Group, Inc., Wells Fargo Bank, National Association, Bank of America N.A. and the lenders set forth in the signature pages, for a 364-day revolving senior unsecured credit facility in the aggregate principal amount of $600 million (incorporated by reference to Exhibit 10.3 to IntercontinentalExchange Group, Inc.’s Form 8-K filed with the SEC on October 1, 2013, File No. 333-187402).

10.48	—
Clearing Agreement, effective as of January 28, 2013, among Euronext Brussels S.A./N.V., Euronext Amsterdam N.V., Euronext Paris S.A., Euronext Lisbon - Sociedade Gestora de Mercados Regulamentados S.A., LIFFE Administration and Management and Banque Centrale de Compensation S.A. and LCH. Clearnet Group Limited (incorporated by reference to Exhibit 10.1 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2013, File No. 001.33392).

10.49	—
Derivatives Clearing Agreement, effective as of October 14, 2013, among Euronext Brussels S.A./N.V., Euronext Amsterdam N.V., Euronext Paris S.A., Euronext Lisbon - Sociedade Gestora de Mercados Regulamentados S.A., Banque Centrale de Compensation S.A. and LCH.Clearnet Group Limited (incorporated by reference to Exhibit 10.1 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2013, File No. 001-33392).*

10.50	—
Amended and Restated Employment Agreement, dated as of March 26, 2012, between Duncan L. Niederauer and NYSE Euronext (incorporated by reference to Exhibit 10.1 to NYSE Euronext's current report on Form 8-K filed with the SEC on March 27, 2012 File No. 001-33392).

10.51	—
Amended and Restated Trust Agreement, dated as of November 13, 2013, by and among NYSE Euronext, NYSE Group, Inc., Wilmington Trust Company, as Delaware Trustee, Jacques de Larosière de Champfeu, as Trustee, Charles K. Gifford, as Trustee and, John Shepard Reed, as Trustee.

10.52	—
Amended and Restated Governance and Option Agreement, dated as of November 13, 2013, by and among IntercontinentalExchange, Inc., NYSE Euronext Holdings LLC, Euronext N.V., NYSE Euronext (Holding) N.V. and Stichting NYSE Euronext.

10.53	—	Amendment to the Amended and Restated Employment Agreement, dated as of February 10, 2014, between Duncan L. Niederauer, NYSE Euronext Holdings LLC and IntercontinentalExchange Group, Inc.
12	—	Computation of Ratio of Earnings to Fixed Charges
21.1	—	Subsidiaries of IntercontinentalExchange, Inc.
23.1	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	—	Power of Attorney (included with signature page hereto).
31.1	—	Rule 13a -14(a)/15d -14(a) Certification of Chief Executive Officer.
31.2	—	Rule 13a -14(a)/15d -14(a) Certification of Chief Financial Officer.
32.1	—	Section 1350 Certification of Chief Executive Officer.
32.2	—	Section 1350 Certification of Chief Financial Officer.
101	—
The following materials from IntercontinentalExchange Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Income (Loss) and Redeemable Non-Controlling Interest, (iv) the Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.**

*	Confidential treatment has been previously requested or granted to portions of this exhibit by the SEC.

**
As provided in Rule 406T of Regulation S-T, this information is “furnished” and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless IntercontinentalExchange Group, Inc. specifically incorporates it by reference.