Form 10-Q
period 2014-03-31
IntercontinentalExchange Group, Inc.
filed 2014-05-08
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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

(Do not check if a smaller company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☑
As of May 5, 2014, the number of shares of the registrant’s Common Stock outstanding was 115,156,938 shares.

INTERCONTINENTALEXCHANGE GROUP, INC.
Form 10-Q
Quarterly Period Ended March 31, 2014
TABLE OF CONTENTS

PART I.	Financial Information
Item 1	Consolidated Financial Statements (Unaudited):
	Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	2
	Consolidated Statements of Income for the three months ended March 31, 2014 and 2013	4
	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013	5
	Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Income (Loss) and Redeemable Non-Controlling Interest for the three months ended March 31, 2014 and for the year ended December 31, 2013	6
	Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013	7
	Notes to Consolidated Financial Statements	8
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4	Controls and Procedures	49

PART II.	Other Information
Item 1	Legal Proceedings	49
Item 1A	Risk Factors	50
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3	Defaults Upon Senior Securities	50
Item 4	Mine Safety Disclosures	50
Item 5	Other Information	50
Item 6	Exhibits	51
SIGNATURES		52

PART I. Financial Information
Item 1.    Consolidated Financial Statements (Unaudited)

IntercontinentalExchange Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	As of March 31, 2014	As of December 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$964	$961
Short-term investments	57	74
Short-term restricted cash and investments	289	277
Customer accounts receivable, net of allowance for doubtful accounts of $1 at March 31, 2014 and December 31, 2013	544	482
Margin deposits and guaranty funds	42,826	42,216
Prepaid expenses and other current assets	574	249
Total current assets	45,254	44,259
Property and equipment, net	898	891
Other non-current assets:
Goodwill	9,482	9,501
Other intangible assets, net	9,410	9,404
Long-term restricted cash	212	161
Long-term investments	384	324
Other non-current assets	281	278
Total other non-current assets	19,769	19,668
Total assets	$65,921	$64,818

Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$357	$343
Accrued salaries and benefits	192	301
Deferred revenue	348	48
Short-term debt	1,297	1,135
Margin deposits and guaranty funds	42,826	42,216
Other current liabilities	383	299
Total current liabilities	45,403	44,342
Non-current liabilities:
Non-current deferred tax liability, net	2,809	2,771
Long-term debt	3,584	3,923
Accrued employee benefits	392	412
Other non-current liabilities	497	433
Total non-current liabilities	7,282	7,539
Total liabilities	52,685	51,881
Commitments and contingencies
Redeemable non-controlling interest	290	322

Equity:
IntercontinentalExchange Group, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; no shares issued or outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value; 500 shares authorized; 116 and 115 shares issued and outstanding at March 31, 2014, respectively, and 115 shares issued and outstanding at December 31, 2013	1	1
Treasury stock, at cost	(89)	(53)
Additional paid-in capital	9,835	9,794
Retained earnings	2,704	2,482
Accumulated other comprehensive income	464	359
Total IntercontinentalExchange Group, Inc. shareholders’ equity	12,915	12,583
Non-controlling interest in consolidated subsidiaries	31	32
Total equity	12,946	12,615
Total liabilities and equity	$65,921	$64,818

See accompanying notes.

IntercontinentalExchange Group, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Transaction and clearing fees, net	$840	$300
Market data fees	133	41
Listing fees	91	—
Other revenues	134	11
Total revenues	1,198	352
Transaction-based expenses:
Section 31 fees	71	—
Cash liquidity payments, routing and clearing	195	—
Total revenues, less transaction-based expenses	932	352
Operating expenses:
Compensation and benefits	199	66
Technology and communication	48	11
Professional services	64	8
Rent and occupancy	31	8
Acquisition-related transaction and integration costs	61	18
Selling, general and administrative	32	9
Depreciation and amortization	88	32
Total operating expenses	523	152
Operating income	409	200
Other income (expense):
Interest expense	(27)	(10)
Other income (expense), net	(2)	1
Other expense, net	(29)	(9)
Income from continuing operations before income tax expense	380	191
Income tax expense	107	54
Income from continuing operations	273	137
Income from discontinued operations, net of tax	2	—
Net income	$275	$137
Net income from continuing operations attributable to non-controlling interest	(13)	(2)
Net income attributable to IntercontinentalExchange Group, Inc.	$262	$135
Basic earnings per share attributable to IntercontinentalExchange Group, Inc. common shareholders:
Continuing operations	$2.27	$1.86
Discontinued operations	0.01	—
Basic earnings per share	$2.28	$1.86
Basic weighted average common shares outstanding	115	73
Diluted earnings per share attributable to IntercontinentalExchange Group, Inc. common shareholders:
Continuing operations	$2.26	$1.85
Discontinued operations	0.01	—
Diluted earnings per share	$2.27	$1.85
Diluted weighted average common shares outstanding	116	73
Dividend per share	$0.65	$—
See accompanying notes.

IntercontinentalExchange Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$275	$137
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax benefit of $1 for the three months ended March 31, 2013	45	(42)
Change in fair value of available-for-sale securities	60	(16)
Other comprehensive income (loss)	105	(58)
Comprehensive income	$380	$79
Comprehensive income attributable to non-controlling interest	(13)	(2)
Comprehensive income attributable to IntercontinentalExchange Group, Inc.	$367	$77

See accompanying notes.

IntercontinentalExchange Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Income (Loss)
and Redeemable Non-Controlling Interest
(In millions)
(Unaudited)

	IntercontinentalExchange Group, Inc. Shareholders' Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Value	Shares	Value
Balance, as of December 31, 2012	80	$1	(7)	$(717)	$1,903	$2,509	$(52)	$33	$3,677	$—
Other comprehensive income	—	—	—	—	—	—	411	—	411	—
Stock consideration issued for NYSE Euronext acquisition	42	—	—	(53)	8,347	—	—	—	8,294	—
Exercise of common stock options	—	—	—	—	13	—	—	—	13	—
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	—	—	(1)	(24)	—	—	—	—	(24)	—
Issuance of restricted stock	1	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	69	—	—	—	69	—
Tax benefits from stock option plans	—	—	—	—	8	—	—	—	8	—
Adjustment to redemption value of redeemable non-controlling interest	—	—	—	—	—	(6)	—	—	(6)	6
Acquisition of non-controlling interest	—	—	—	—	—	—	—	30	30	—
Acquisition of redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	313
Distributions of profits to non-controlling interest	—	—	—	—	—	—	—	(12)	(12)	—
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	(5)	—	—	(32)	(37)	—
Treasury shares retired in connection with formation of ICE Group	(8)	—	8	741	(541)	(200)	—	—	—	—
Dividends paid to shareholders	—	—	—	—	—	(75)	—	—	(75)	—
Net income attributable to non-controlling interest	—	—	—	—	—	(16)	—	13	(3)	3
Net income	—	—	—	—	—	270	—	—	270	—
Balance, as of December 31, 2013	115	1	—	(53)	9,794	2,482	359	32	12,615	322
Other comprehensive income	—	—	—	—	—	—	105	—	105	—
Exercise of common stock options	1	—	—	—	2	—	—	—	2	—
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	—	—	—	(36)	—	—	—	—	(36)	—
Stock-based compensation	—	—	—	—	25	—	—	—	25	—
Tax benefits from stock option plans	—	—	—	—	14	—	—	—	14	—
Adjustment to redemption value of redeemable non-controlling interest	—	—	—	—	—	36	—	—	36	(36)
Distributions of profits to non-controlling interest	—	—	—	—	—	—	—	(7)	(7)	(2)
Dividends paid to shareholders	—	—	—	—	—	(76)	—	—	(76)	—
Net income attributable to non-controlling interest	—	—	—	—	—	(13)	—	6	(7)	6
Net income	—	—	—	—	—	275	—	—	275	—
Balance, as of March 31, 2014	116	$1	—	$(89)	$9,835	$2,704	$464	$31	$12,946	$290

	As of March 31, 2014	As of December 31, 2013
Accumulated Other Comprehensive Income (Loss) was as follows:
Foreign currency translation adjustments	$422	$377
Fair value of available-for-sale securities	60	—
Fair value of net investment hedge	(21)	(21)
Employee benefit plans adjustments	3	3
Accumulated other comprehensive income	$464	$359

See accompanying notes.

IntercontinentalExchange Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income	$275	$137
Less: income from discontinued operations, net of tax	(2)	—
Income from continuing operations	273	137
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	88	32
Stock-based compensation	22	15
Deferred taxes	(26)	(9)
Excess tax benefits from stock-based compensation	(14)	(3)
Other	(10)	1
Changes in assets and liabilities:
Customer accounts receivable	(74)	(60)
Other current and non-current assets	(12)	—
Income taxes payable	67	28
Deferred revenue	320	14
Accrued salaries and benefits	(144)	(35)
Other current and non-current liabilities	29	30
Total adjustments	246	13
Net cash provided by operating activities from continuing operations	519	150

Investing activities:
Capital expenditures	(31)	(15)
Capitalized software development costs	(20)	(9)
Cash paid for acquisitions, net of cash acquired	(142)	(44)
Proceeds from sales of available-for-sale investments	10	—
Purchases of available-for-sale investments	(6)	—
Increase in restricted cash and investments	(60)	(48)
Net cash used in investing activities from continuing operations	(249)	(116)

Financing activities:
Repayments of debt facilities	(161)	(222)
Dividends to shareholders	(76)	—
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(36)	(20)
Excess tax benefits from stock-based compensation	14	3
Proceeds from exercise of common stock options	2	4
Distributions of profits to non-controlling interest	(9)	(6)
Purchase of subsidiary shares from non-controlling interest	—	(10)
Other	—	(1)
Net cash used in financing activities from continuing operations	(266)	(252)
Net change in cash and cash equivalents from discontinued operations	—	—
Effect of exchange rate changes on cash and cash equivalents	(1)	(3)
Net increase (decrease) in cash and cash equivalents	3	(221)
Cash and cash equivalents, beginning of period	961	1,612
Cash and cash equivalents, end of period	$964	$1,391

Supplemental cash flow disclosure:
Cash paid for income taxes	$46	$29
Cash paid for interest	$5	$2

See accompanying notes.

IntercontinentalExchange Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.	Description of Business
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
The Company is a holding company that, through its subsidiaries, operates regulated global markets and clearing houses, including futures exchanges, over-the counter markets and derivatives clearing houses, and is a provider of post-trade services. The Company operates these global marketplaces for trading and clearing of a broad array of energy, environmental and agricultural commodities, credit derivatives, equity indexes and currency contracts. Following the NYSE Euronext acquisition, the Company operates securities exchanges in the United States and the European-based exchanges that comprise Euronext N.V. ("Euronext") and is a global markets operator and provider of securities listing, trading, market data products, and software and technology services.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2013. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary for a fair presentation of results for the interim periods presented. These adjustments are of a normal recurring nature.
Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from these estimates. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned and controlled subsidiaries. All intercompany balances and transactions between the Company and its wholly-owned and controlled subsidiaries have been eliminated in consolidation. As discussed in Note 3, the Company completed an acquisition during the three months ended March 31, 2014 and has included the financial results of this company in its consolidated financial statements effective from the acquisition date.
For those consolidated subsidiaries in which the Company’s ownership is less than 100% and for which the Company has control over the assets and liabilities and the management of the entity, the outside stockholders’ interests are shown as non-controlling interests.
Segment Information
The Company previously operated as a single reportable business segment as of December 31, 2013. As of March 31, 2014, the Company is reporting two business segments, the ICE segment and the Euronext segment, which is reflective of how the Company's chief operating decision maker reviews and operates the business (Note 15). The Company plans to spin the Euronext segment off in an initial public offering in the second quarter of 2014, subject to certain regulatory approvals and other conditions, and expects to revert to one operating segment after the initial public offering.

3.	Acquisitions
NYSE Euronext Acquisition
On November 13, 2013, the Company acquired 100% of NYSE Euronext for a combination of cash and stock. The total purchase price was $11.1 billion and included cash consideration of $2.7 billion and the issuance of 42.4 million shares of the

Company's common stock to NYSE Euronext stockholders. The fair value of the shares issued was $8.4 billion based on the closing share price of the Company's common stock of 197.80 per share on November 12, 2013.
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

Property and equipment	641
Goodwill	7,394
Identifiable intangible assets	8,521
Other assets and liabilities, net	152
Deferred tax liabilities on identifiable intangible assets	(2,763)
Short-term and long-term debt	(2,529)
Non-controlling interests	(327)
Total preliminary purchase price allocation	$11,089

In performing the preliminary purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of NYSE Euronext’s business. The preliminary allocation of the purchase price will be finalized upon the completion of the fair value analysis of the acquired assets and liabilities, including the preliminary intangible assets. During the first quarter of 2014, the Company adjusted the preliminary purchase price allocation based on updated fair value analyses of the NYSE Euronext tangible and intangible assets and liabilities. The fair value adjustments reflected in the tables above and below, primarily result in an increase in the customer relationships intangible assets of $60 million, an increase in the deferred tax liabilities on identifiable intangible assets of $29 million and a corresponding decrease to goodwill of $28 million. The income statement impact for 2013 relating to these fair value adjustments is not significant. The Company has not yet obtained all of the information related to the fair value of the acquired assets and liabilities related to the acquisition to finalize the purchase price allocation. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of the identifiable intangible assets, income taxes and certain other tangible assets and liabilities, and the allocation of the goodwill to the various reporting units.

The following table sets forth the components of the preliminary intangible assets and the net book value as of March 31, 2014 (in millions, except years):

Preliminary Intangible Assets	Preliminary Acquisition-Date Fair Value	Foreign Currency Translation	Accumulated Amortization	Net Book Value	Useful Life
Exchange registrations and licenses	$6,960	$154	$—	$7,114	Indefinite
Customer relationships	1,128	22	(21)	1,129	17-25 years
Trade names	320	2	(1)	321	3 years to Indefinite
Developed technology	113	1	(14)	100	3 years
Total	$8,521	$179	$(36)	$8,664

The Company has incurred $30 million in employee termination costs during the three months ended March 31, 2014 following the acquisition, which are included in acquisition-related transaction and integration costs.

The financial information in the table below summarizes the combined results of operations of the Company and NYSE Euronext, on a pro forma basis, as though the companies had been combined as of January 1, 2013. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented. Such pro forma financial information is based on the historical financial statements of the Company and NYSE Euronext. This pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information, including, without limitation, preliminary purchase accounting adjustments. The pro forma financial information does not reflect any synergies or operating cost reductions that may be achieved from the combined operations. The pro forma financial information combines the historical results for the Company and NYSE Euronext for the three months ended March 31, 2013 in the following table (in millions, except per share amounts):

Total revenues, less transaction-based expenses	$927
Operating income	$412
Net income attributable to the Company	$265
Earnings per common share — Basic	$2.31
Earnings per common share — Diluted	$2.30
SMX Acquisition
On February 3, 2014, the Company acquired 100% of Singapore Mercantile Exchange Pte. Ltd. (“SMX”). The acquisition includes Singapore Mercantile Exchange Clearing Corporation Pte. Ltd. (“SMXCC”), a wholly owned subsidiary of SMX, and the clearing house for all SMX trades. SMX operates futures markets in Singapore across metals, currencies, energy and agricultural commodities and SMXCC clears the contracts executed on SMX. SMX and SMXCC retain licenses to operate as an approved exchange and an approved clearing house, regulated by the Monetary Authority of Singapore. These licenses provide the Company with exchange and clearing licenses in Asia. The exchange and clearing infrastructures are expected to transition to the ICE trading and clearing platforms in the second half of 2014. As a result, a period of business transition is currently underway and the exchange and clearing house have been temporarily shut down and are expected to re-launch by year end. The financial results of SMX are not expected to be material to the 2014 results for the Company. On April 22, 2014, SMX and SMXCC were renamed ICE Futures Singapore and ICE Clear Singapore, respectively.
The SMX purchase price was allocated to the preliminary net tangible and identifiable intangible assets based on the preliminary fair value of those assets as of February 3, 2014. The preliminary net tangible and identifiable intangible assets acquired were $49 million. The Company has recorded preliminary intangible assets of $31 million for exchange registrations and licenses, which have been assigned an indefinite life. The excess of the purchase price over the preliminary net tangible and identifiable intangible assets was $101 million and was recorded as goodwill.
The preliminary allocation of the purchase price will be finalized upon the completion of the fair value analysis of the acquired assets and liabilities, including the preliminary intangible assets. The Company has not yet obtained all of the information related to the fair value of the acquired assets and liabilities related to the acquisition to finalize the purchase price allocation. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of the identifiable intangible assets, income taxes and certain other tangible assets and liabilities.

4.	Short-Term and Long-Term Restricted Cash and Investments
The Company classifies all cash and cash equivalents that are not available for general use by the Company, either due to regulatory requirements or through restrictions in specific agreements, as restricted in the accompanying consolidated balance sheets.
In connection with ICE Clear U.S.’s election to be subject to Subpart C of the Commodity Futures Trading Commission's ("CFTC") regulation (which accordingly, permits recognition as a Qualified Central Counter Party ("QCCP")), the Company contributed $50 million to ICE Clear U.S.’s guaranty fund on January 1, 2014 (Note 9), with such amount being reflected as long-term restricted cash in the accompanying consolidated balance sheet as of March 31, 2014.

5.	Goodwill and Other Intangible Assets

The following is a summary of the activity in the goodwill balance for the three months ended March 31, 2014 (in millions):

Goodwill balance at December 31, 2013	$9,501
Acquisition	101
Foreign currency translation	102
Reclassification of goodwill relating to discontinued operations (Note 13)	(194)
Other activity, net	(28)
Goodwill balance at March 31, 2014	$9,482

The following is a summary of the activity in the other intangible assets balance for the three months ended March 31, 2014 (in millions):

Other intangible assets balance at December 31, 2013	$9,404
Acquisition	31
Foreign currency translation	20
Reclassification of other intangible assets relating to discontinued operations (Note 13)	(63)
Other activity, net	60
Amortization of other intangible assets	(42)
Other intangible assets balance at March 31, 2014	$9,410

 The Company completed the SMX acquisition during the three months ended March 31, 2014 (Note 3). The foreign currency translation adjustments in the tables above result from a portion of the Company’s goodwill and other intangible assets being held at the Company’s United Kingdom ("U.K."), European, Singapore and Canadian subsidiaries, some of whose functional currencies are not the U.S. dollar. The other activity, net in the tables above results from adjustments to the fair value of the net tangible and identifiable intangible assets and liabilities relating to the NYSE Euronext acquisition, with a corresponding charge to goodwill (Note 3). The Company did not recognize any impairment losses on goodwill or other intangible assets during the three months ended March 31, 2014 and 2013.

6.	Debt

The Company’s total debt, including short-term and long-term debt, consisted of the following as of March 31, 2014 and December 31, 2013 (in millions):

	As of March 31, 2014	As of December 31, 2013
Debt:
Commercial Paper	$930	$1,080
2011 Credit Facilities - Term Loan Facility	367	55
Short-term debt	1,297	1,135
Senior Notes:
2018 Senior Notes (2.5% senior unsecured notes due October 15, 2018)	600	599
2023 Senior Notes (4.0% senior unsecured notes due October 15, 2023)	794	794
NYSE Euronext Notes:
NYSE Euronext EUR Notes (5.375% senior unsecured notes due June 30, 2015)	1,336	1,353
NYSE Euronext USD Notes (2.0% senior unsecured notes due October 5, 2017)	854	854
2011 Credit Facilities - Term Loan Facility	—	323
Long term debt	3,584	3,923
Total debt	$4,881	$5,058
2014 Credit Facility
On April 3, 2014, the Company, as parent borrower, and its subsidiary ICE Europe Parent Limited, as subsidiary borrower, entered into a new $3.0 billion senior unsecured revolving credit facility (the “2014 Credit Facility”) pursuant to a credit agreement dated as of April 3, 2014 with Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, issuing lender and swingline lender, Bank of America, N.A., as syndication agent, and the lenders party thereto. The 2014 Credit Facility includes an option for the Company to propose an increase in the aggregate amount by up to $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. The Company incurred $11 million in debt issuance costs in connection with the 2014 Credit Facility, which will be amortized over the term of the agreement.
The 2014 Credit Facility matures on April 3, 2019. Amounts borrowed under the 2014 Credit Facility may be prepaid at any time without premium or penalty. The 2014 Credit Facility provides for a $3.0 billion multi-currency revolving facility, with sub-limits for non-dollar borrowings, swingline borrowings and letters of credit. No amounts have been drawn under the 2014 Credit Facility. As of April 3, 2014, of the $3.0 billion that was available for borrowing under the 2014 Credit Facility, $1.3 billion is required to back stop the amount outstanding at that time under the Company's commercial paper program and $303 million is reserved for our clearing houses, both as discussed below. As of April 3, 2014, the remaining $1.4 billion is available to the Company to use for working capital and general corporate purposes, and any portion of the revolving credit facility no longer necessary in the future to be reserved for the foregoing purposes will be available to the Company to use for working capital and general corporate purposes.
Borrowings under the 2014 Credit Facility will bear interest on the principal amount outstanding at either (a) LIBOR plus an applicable margin rate or (b) a “base rate” plus an applicable margin rate; provided, however, that all loans denominated in a foreign currency will bear interest at LIBOR plus an applicable margin rate. The “base rate” equals the higher of (i) Wells Fargo’s prime rate, (ii) the federal funds rate plus 0.50%, or (iii) the one month LIBOR rate plus 1.00%. The applicable margin rate is based upon the Company’s public long term debt ratings and ranges from 0.875% to 1.5% on LIBOR borrowings and from 0.00% to 0.50% on base rate borrowings.
The 2014 Credit Facility includes an unutilized revolving credit commitment fee that is equal to the unused maximum revolver amount, multiplied by an applicable commitment fee rate and is payable in arrears on a quarterly basis. The applicable commitment fee rate ranges from 0.080% to 0.200% and is determined based on the Company's long term debt rating. As of April 3, 2014, the applicable commitment fee rate was 0.125% based on the Company’s current long term debt ratings.
Of the amounts available under the 2014 Credit Facility: (i) $150 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear Europe, (ii) $100 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear Credit, (iii) $50 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear U.S., and (iv) $3 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear Canada. From time to time, the Company may agree to provide additional liquidity to its subsidiaries to meet regulatory capital requirements, general corporate purposes or short term liquidity needs.
The 2014 Credit Facility contains customary representations and warranties, covenants and events of default, including a leverage ratio, as well as limitations on liens on the Company's assets, indebtedness of non-obligor subsidiaries, the sale of all or substantially all of the Company's assets, and other matters.
Revolving Facility and Term Loan Facility (2011 Credit Facilities)
In November 2011, the Company entered into senior unsecured credit facilities in the aggregate amount of $2.6 billion (the “2011 Credit Facilities”). The 2011 Credit Facilities consisted of (i) an aggregate $500 million five-year senior unsecured term loan facility (the “Term Loan Facility”) and (ii) an aggregate $2.1 billion five-year senior unsecured multicurrency revolving credit facility (the “Revolving Facility”). The 2011 Credit Facilities were scheduled to mature on November 9, 2016. As of March 31, 2014, the Company had $367 million aggregate principal amount of borrowings outstanding under the Term Loan Facility, in the form of a LIBOR rate loan with a stated interest rate of 2.0275% per annum.
In connection with the Company entering into the 2014 Credit Facility on April 3, 2014, the 2011 Credit Facilities were terminated and the $367 million outstanding under the Term Loan Facility was repaid through the issuance of new commercial paper, as discussed below. As of March 31, 2014, the $367 million was reflected as short-term debt and there were no amounts were outstanding under the Revolving Facility.
364 Day Facility
In July 2013, the Company entered into a $600 million 364 day senior unsecured revolving credit facility (the “364 Day Facility”). The 364 Day Facility was available for working capital and general corporate purposes. In connection with the Company entering into the 2014 Credit Facility, the 364 Day Facility was terminated on April 3, 2014, at which time no amounts were outstanding.
Commercial Paper Program
In December 2013, the Company entered into a U.S. dollar commercial paper program (the “Commercial Paper Program”). The Commercial Paper Program is currently backed by the borrowing capacity available under the 2014 Credit Facility, equal to the amount of the commercial paper that is issued and outstanding at any given point in time. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (such as USD LIBOR). The fluctuation of these rates due to market conditions may therefore impact the interest expense incurred by the Company.
Commercial paper notes of $930 million and original maturities ranging from 1 to 60 days were outstanding as of March 31, 2014 under the Commercial Paper Program. As of March 31, 2014, the weighted average interest rate on the $930 million outstanding under the Commercial Paper Program was 0.33% per annum, with a weighted average maturity of 35 days. The Company used the net proceeds from $367 million in new commercial paper issued under the Commercial Paper Program on April 1, 2014 to repay the $367 million that was outstanding under the Term Loan Facility as discussed above.

Senior Notes and NYSE Euronext Notes
In October 2013, the Company issued $600 million aggregate principal amount of 2.50% senior unsecured fixed rate notes due October 2018 (the “2018 Senior Notes”) and $800 million aggregate principal amount of 4.00% senior unsecured fixed rate notes due October 2023 (the “2023 Senior Notes”, together with the 2018 Senior Notes, the “Senior Notes”). In connection with the acquisition of NYSE Euronext, one of the Company's subsidiaries assumed the outstanding NYSE Euronext debt instruments, which included $850 million of 2.0% senior unsecured fixed rate notes due in October 2017 (the “NYSE Euronext USD Notes”) and €920 million ($1.3 billion) of 5.375% senior unsecured fixed rate notes due in June 2015 (the “NYSE Euronext EUR Notes”, and together with the NYSE Euronext USD Notes, the "NYSE Euronext Notes").

7.	Equity
The Company currently sponsors employee and director stock option and restricted stock plans. Stock options and restricted stock are granted at the discretion of the compensation committee of the board of directors. All stock options and restricted stock awards are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options and restricted stock on the date of grant is recognized as expense over the vesting period, net of estimated forfeitures. The non-cash compensation expenses recognized in the Company’s consolidated statements of income for stock options and restricted stock were $17 million and $15 million for the three months ended March 31, 2014 and 2013, respectively. The following is a summary of stock options for the three months ended March 31, 2014:

	Number of Options	Weighted Average Exercise Price per Option
Outstanding at December 31, 2013	872,347	$97.92
Granted	154,202	206.87
Exercised	(66,593)	37.11
Outstanding at March 31, 2014	959,956	119.64

Details of stock options outstanding as of March 31, 2014 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Vested or expected to vest	959,956	$119.64	6.0	$76
Exercisable	690,712	$99.21	4.8	$68
The total intrinsic value of stock options exercised during the three months ended March 31, 2014 and 2013 was $12 million and $7 million, respectively. As of March 31, 2014, there were $11 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.3 years as the stock options vest.
The Company uses the Black-Scholes option pricing model for purposes of valuing stock option awards. During the three months ended March 31, 2014 and 2013, the Company used the weighted-average assumptions in the table below to compute the value of all options for shares of common stock granted to employees:

	Three Months Ended March 31,
Assumptions	2014	2013
Risk-free interest rate	1.23%	0.53%
Expected life in years	5.0	4.0
Expected volatility	27%	37%
Expected dividend yield	1.26%	0%
Estimated weighted-average fair value of options granted per share	$45.23	$38.41
The risk-free interest rate is based on the zero-coupon U.S. Treasury yield curve in effect at the time of grant. The expected life computation is derived from historical exercise patterns and anticipated future patterns. Expected volatilities are based on historical volatility of the Company’s stock. Expected dividend yields have historically been 0% prior to the November 13, 2013 acquisition of NYSE Euronext since the Company did not (and had not contemplated) paying a dividend prior to the acquisition of NYSE Euronext. The Company's new dividend policy will impact the expected dividend yield on all stock options granted post-acquisition.

In February 2014, the Company reserved a maximum of 351,310 restricted shares for potential issuance as performance-based restricted shares to certain Company employees. The number of shares that will ultimately be granted under the performance awards will be based on the Company’s actual financial performance as compared to financial performance targets set by the Company’s board of directors and compensation committee for the year ending December 31, 2014. These restricted shares are also subject to a market condition that could reduce the number of shares that are ultimately granted. The reduction would occur if the Company’s 2014 total shareholder return falls below the 2014 return of the S&P 500 Index and the Company achieves an above “target” financial performance level threshold. If the Company’s 2014 total shareholder return were to fall below the 2014 return of the S&P 500 Index, the reduction would be either 10% or 20% of the number of shares granted, depending on the difference in the aforementioned returns.
The grant date of this award was February 27, 2014, which was the date when the Company and the employees reached a mutual understanding of award terms. February 27, 2014 is also the service inception date as that is the date when the requisite service period began. The maximum compensation expense to be recognized under these performance-based restricted shares is $71 million if the maximum financial performance target is met and all 351,310 shares vest. The compensation expense to be recognized under these performance-based restricted shares will be $35 million if the target financial performance is met, which would result in 175,655 shares vesting. The Company will recognize expense on an accelerated basis over the three-year vesting period based on the Company’s quarterly assessment of the probable 2014 actual financial performance as compared to the 2014 financial performance targets. If the market condition is not achieved, compensation cost will not be affected since the grant date fair value of the award gave consideration to the probability of market condition achievement.
As of March 31, 2014, the Company determined that it is probable that the target financial performance level will be met for 2014. Based on this assessment as of March 31, 2014, the Company recorded non-cash compensation expense of $2 million for the three months ended March 31, 2014 related to these shares and the remaining $33 million in non-cash compensation expense will be recorded on an accelerated basis over the remaining vesting period, including $16 million of which will be recorded over the remainder of 2014.
The following is a summary of the non-vested restricted shares for the three months ended March 31, 2014:

	Number of Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share
Non-vested at December 31, 2013	1,234,552	$147.00
Granted	415,097	206.20
Vested	(393,728)	119.15
Forfeited	(12,592)	140.41
Non-vested at March 31, 2014	1,243,329	175.65
Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance-based shares have been adjusted to reflect the actual shares to be issued based on the achievement of past performance targets. Non-vested performance-based restricted shares granted are presented in the table above at the maximum number of restricted shares that would vest if the maximum performance targets are met. As of March 31, 2014, there were $160 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted-average period of 2.5 years as the restricted stock vests. These unrecognized compensation costs assume that a target performance level will be met on the performance-based restricted shares granted in February 2014. During the three months ended March 31, 2014 and 2013, the total fair value of restricted stock vested under all restricted stock plans was $84 million and $50 million, respectively.

8.	Income Taxes from Continuing Operations
The Company’s effective tax rate from continuing operations was 28% for both the three months ended March 31, 2014 and 2013. The effective tax rates for the three months ended March 31, 2014 and 2013 are lower than the federal statutory rate primarily due to favorable foreign tax rate differentials, partially offset by state income taxes. Favorable foreign income tax rate differentials result primarily from lower tax rates in the United Kingdom, the Netherlands and various other lower tax jurisdictions.
The Company’s non-U.S. subsidiaries had $1.8 billion billion in cumulative undistributed earnings as of March 31, 2014. This amount represents the post-income tax earnings under U.S. GAAP adjusted for previously taxed income. The earnings from the Company’s non-U.S. subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability is not practicable. Any future distribution by way of dividend of these non-U.S. earnings may subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to various non-U.S. countries.

9.	Clearing Organizations
The Company operates six regulated central counterparty clearing houses for the settlement and clearance of derivative contracts. The six central counterparty clearing houses include ICE Clear Europe, ICE Clear U.S., ICE Clear Canada, ICE Clear Credit, The Clearing Corporation ("TCC") and ICE Clear Singapore, and are referred to herein collectively as the “ICE Clearing Houses”.
Each of the ICE Clearing Houses requires all clearing members to maintain cash on deposit or pledge certain assets, which may include government obligations, letters of credit, gold or emission allowances to guarantee performance on the clearing members’ open positions. Such amounts in total are known as “original margin.” The ICE Clearing Houses may make intraday original margin calls in circumstances where market conditions require additional protection. The daily profits and losses from and to the ICE Clearing Houses in respect of marking to market open contracts is known as “variation margin”. The ICE Clearing Houses mark all outstanding contracts to market, and therefore pay and collect variation margin, at least once daily, and in some cases multiple times throughout the day. Marking-to-market allows our clearing houses to identify any clearing members that may be unable to satisfy the financial obligations resulting from changes in the prices of their open contracts before those financial obligations become exceptionally large and jeopardize the ability of the ICE Clearing Houses to ensure financial performance of clearing members’ open positions.
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
Each of the ICE Clearing Houses has equal and offsetting claims to and from their respective clearing members on opposite sides of each cleared contract. This arrangement allows the ICE Clearing Houses to serve as the central financial counterparty on every cleared contract. Each ICE Clearing House bears financial counterparty credit risk in the event that market movements create conditions that lead to its clearing members failing to meet their financial obligations to that ICE Clearing House. Accordingly, the ICE Clearing Houses account for this central counterparty guarantee as a performance guarantee. Given that each contract is margined and marked or settled on at least a daily basis for each clearing member, the ICE Clearing Houses’ maximum estimated exposure for this guarantee, excluding the risk management program discussed below, is $59.9 billion as of March 31, 2014, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one day movement in pricing of the underlying unsettled contracts. This amount is based on calculations determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than the amount estimated by the ICE Clearing Houses. The net notional value of unsettled contracts was $2.7 trillion as of March 31, 2014. The Company performed calculations to determine the fair value of its counterparty performance guarantee taking into consideration factors such as daily settlement of contracts, margining requirements, other elements of the Company’s risk management program, historical evidence of default payments, and estimated probability of potential default payouts by the ICE Clearing Houses. Based on these analyses, the estimated counterparty performance guaranty liability was determined to be nominal and no liability was recorded as of March 31, 2014 and December 31, 2013.
The ICE Clearing Houses seek to reduce their exposure through a risk management program that includes initial and ongoing financial standards for clearing member admission and continued membership, original and variation margin requirements, and mandatory deposits to the Guaranty Fund. The amounts that the clearing members are required to maintain in the original margin and Guaranty Fund accounts are determined by standardized parameters established by the margin or risk committees, risk management departments and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time. As of March 31, 2014 and December 31, 2013, the ICE Clearing Houses have received or have been pledged $74.5 billion and $68.2 billion, respectively, in cash and non-cash collateral in original margin, unsettled variation margin, performance collateral for delivery and Guaranty Fund deposits to cover price movements of underlying contracts. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations up to the limits established under the respective rules of each ICE Clearing House.
Should a particular clearing member fail to deposit original margin, or to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate or hedge the clearing member’s open positions and use the clearing member’s margin and Guaranty Fund deposits to make up the amount owed. In the event that those deposits are not sufficient to pay the amount owed in full, the ICE Clearing Houses may utilize the respective Guaranty Fund deposits of all clearing members on a pro-rata basis for that purpose. The Company has contributed $110 million, $50 million and $50 million to the ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. Guaranty Funds, respectively, as of March 31, 2014, and such amounts are at risk and could be used in the event of a clearing member default where the amount of the defaulting clearing member’s original margin and Guaranty Fund deposits are insufficient. The $210 million combined contributions as of March 31, 2014 are included in long-term restricted cash in the accompanying consolidated balance sheet and includes $50 million contributed to ICE Clear U.S. on January 1, 2014 (Note 4).

As of March 31, 2014, original margin and Guaranty Fund cash deposits are as follows for the ICE Clearing Houses (in millions):

	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	TCC and ICE Clear Singapore	Total
Original margin	$3,055	$19,560	$56	$14,730	$—	$37,401
Guaranty Fund	257	2,661	11	2,492	4	5,425
Total	$3,312	$22,221	$67	$17,222	$4	$42,826
As of December 31, 2013, original margin and Guaranty Fund cash deposits are as follows for the ICE Clearing Houses (in millions):

	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	TCC	Total
Original margin	$1,642	$22,007	$61	$13,274	$—	$36,984
Guaranty Fund	242	2,542	11	2,434	3	5,232
Total	$1,884	$24,549	$72	$15,708	$3	$42,216
The Company has recorded these cash deposits in the accompanying consolidated balance sheets as current assets with corresponding current liabilities to the clearing members of the relevant ICE Clearing House. All cash, securities and letters of credit are available only to meet the financial obligations of that clearing member to the relevant ICE Clearing House. ICE Clear U.S., ICE Clear Europe, ICE Clear Canada, ICE Clear Credit, TCC and ICE Clear Singapore are separate legal entities and are not subject to the liabilities of the other ICE Clearing Houses or the obligations of the members of the other ICE Clearing Houses. The amount of these cash deposits may fluctuate due to the types of margin collateral choices available to clearing members and the change in the amount of deposits required. As a result, these assets and corresponding liabilities may vary significantly over time.
The $17.2 billion of ICE Clear Credit cash deposits as of March 31, 2014 primarily represent funds invested under reverse repurchase agreements with several counterparty banks, none of which are clearing members, through a third party custodian bank. Under these arrangements, ICE Clear Credit purchases U.S. Treasury securities and other U.S. securities and the various counterparties agree to repurchase the instruments the following business day at a set price, plus interest. Of the $22.2 billion of ICE Clear Europe cash deposits as of March 31, 2014, $19.6 billion represent funds invested under reverse repurchase agreements through two third party investment and custody agents, with several different counterparty banks, some of which are also our clearing members and are large commercial financial institutions, and $2.6 billion represent funds invested directly in sovereign debt. Under these arrangements, ICE Clear Europe primarily purchases U.S. Treasury securities and certain sovereign debt obligations from the seven largest industrialized nations, and the various counterparties agree to repurchase the instruments on the set repurchase date at the set repurchase price, plus interest. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments and repurchase agreements. The remaining cash deposits at the ICE Clearing Houses are held in demand deposit accounts at various financial institutions.
In addition to the cash deposits for original margin and the Guaranty Fund, the ICE Clearing Houses have also received other assets from clearing members, which may include government obligations, letters of credit, gold or emission allowances to mitigate its credit risk. These assets are not reflected in the accompanying consolidated balance sheets as the risks and rewards of these assets remain with the clearing members. These assets are held in safekeeping and any interest and gain or loss accrues to the clearing member. For certain non-cash deposits, the ICE Clearing Houses may impose haircut rates to ensure adequate collateral levels to account for fluctuations in the market value of these deposits. As of March 31, 2014 and December 31, 2013, the assets pledged by the clearing members as original margin and Guaranty Fund deposits for each of the ICE Clearing Houses are detailed below (in millions):

	As of March 31, 2014					As of December 31, 2013
	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	TCC and ICE Clear Singapore	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	TCC
Original margin:
Government securities at face value	$6,763	$20,214	$89	$2,350	$—	$5,011	$15,670	$93	$2,620	$—
Letters of credit	—	1,327	4	—	—	—	1,386	4	—	—
Gold	—	98	—	—	—	—	92	—	—	—
Total	$6,763	$21,639	$93	$2,350	$—	$5,011	$17,148	$97	$2,620	$—
Guaranty Fund: Government securities at face value	$223	$335	$18	$241	$1	$267	$268	$19	$516	$1

10.	Commitments and Contingencies
Legal Proceedings
The Company is subject to legal proceedings and claims, like the ones described below, that arise in the ordinary course of business. Typically, the Company does not believe that the resolution of these matters will have a material adverse effect on the Company’s consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to the legal proceedings and claims.
On April 18, 2014, a purported class action lawsuit was filed in the U.S. District Court for the Southern District of New York (the "Southern District") by the City of Providence, Rhode Island, against more than 40 defendants, including "Exchange Defendants", "Brokerage Defendants" and “HFT [High Frequency Trading] Defendants”. New York Stock Exchange LLC and NYSE Arca, Inc., two of the Company's subsidiaries, are among the named Exchange Defendants. Plaintiff is suing on behalf of a class of “all public investors” who bought  or sold stock on a U.S.-based exchange or alternative trading venue from April 18, 2009 to the present. The complaint asserts violations by all Exchange Defendants of Sections 10(b) and 6(b) of the Securities Exchange Act of 1934. The complaint seeks unspecified compensatory damages against all defendants, jointly and severally, as well as various forms of equitable relief. On May 2, 2014, a purported class action lawsuit with similar allegations and legal claims was filed in the Southern District by American European Insurance Company against most of the same entities (including New York Stock Exchange LLC and NYSE Arca, Inc.) named as defendants in the City of Providence lawsuit. Additional information may be obtained from the complaints, which are styled, respectively, as City of Providence v. BATS Global Markets, Inc. et al., Case No. 14-cv-2811 (S.D.N.Y.), and American European Insurance Company v. BATS Global Markets, Inc. et al., Case No. 14-cv-3133 (S.D.N.Y.). The ultimate outcome of these matters cannot reasonably be predicted at this time.
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

11.	Pension and Other Benefit Programs
In connection with the Company’s acquisition of NYSE Euronext on November 13, 2013 (Note 3), the Company assumed NYSE Euronext’s pension plans covering its U.S. and certain European operations, as well as other benefit plans. The following table provides the components of net periodic expense (benefit) associated with the pension plans, the supplemental executive retirement ("SERP") plans and the post-retirement benefit plans for the three months ended March 31, 2014 in the accompanying consolidated statement of income (in millions):

	Pension Plans	SERP Plans	Post-retirement Benefit Plans
Service costs	$1	$—	$—
Interest costs	9	1	2
Estimated return on plan assets	(12)	—	—
Net periodic expense (benefit)	$(2)	$1	$2
During the three months ended March 31, 2014, the Company contributed $4 million to its pensions plans. Based on current actuarial assumptions, the Company anticipates funding an additional $47 million to its pension plans during 2014.

12.	Fair Value Measurements
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
In general, the Company uses Level 1 inputs to determine fair value. The Level 1 assets consist of U.S. Treasury securities, equity and other securities listed in active markets, and investments in publicly traded mutual funds held for the purpose of providing future payments of the supplemental executive retirement plan and supplemental executive savings plan. The fair value of each of these assets are based on quoted prices. If quoted prices are not available to determine fair value, the Company uses other inputs that are observable either directly or indirectly. Level 2 assets consist of foreign exchange derivative contracts not designated as hedging instruments. Such values are based on published currency rates. As of March 31, 2014, the fair values of the Company’s $1.39 billion Senior Notes and $2.19 billion NYSE Euronext Notes are $1.44 billion and $2.2 billion, respectively. The fair values of these fixed rate notes were estimated using quoted market prices for these instruments. The fair value of the Company’s other short-term and long-term debt approximates the carrying value since the rates of interest on the debt approximate market rates as of March 31, 2014. All other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.
Financial assets and liabilities recorded in the accompanying consolidated balance sheets as of March 31, 2014 and December 31, 2013 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. Financial instruments measured at fair value on a recurring basis as of March 31, 2014 are as follows (in millions):

	Level 1	Level 2	Total
Assets at fair value:
Long-term investment in equity securities	$384	$—	$384
U.S. Treasury securities	75	—	75
Mutual Funds	28	—	28
Foreign exchange derivative contracts	—	1	1
Total assets at fair value	$487	$1	$488
Financial instruments measured at fair value on a recurring basis as of December 31, 2013 are as follows (in millions):

	Level 1	Level 2	Total
Assets at fair value:
Long-term investment in equity securities	$324	$—	$324
U.S. Treasury securities	100	—	100
Mutual Funds	33	—	33
Foreign exchange derivative contracts	—	4	4
Total assets at fair value	$457	$4	$461
The long-term investment in equity securities as of March 31, 2014 and December 31, 2013 represents the Company's 12% investment in Cetip, S.A., recorded at its fair value using its quoted market price. The mutual funds represent equity and fixed income mutual funds held for the purpose of providing future payments to the supplemental executive retirement plan and supplemental executive savings plan. As of March 31, 2014, the Company is holding $75 million in U.S. Treasury securities, all of which had maturities of less than one year from the date of purchase. The Company accounts for these U.S. Treasury securities using the available-for-sale method. Of these U.S. Treasury securities, $26 million are recorded as short-term investments and $49 million are recorded as short-term restricted cash and investments in the accompanying consolidated balance sheet as of March 31, 2014.
The Company did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013. The Company measures certain assets, such as intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of March 31, 2014 and December 31, 2013, none of these assets were required to be recorded at fair value since no impairment indicators were present. Cost and equity method investments were $177 million as of both March 31, 2014 and December 31, 2013.

13.	Discontinued Operations
Following the Company’s acquisition of NYSE Euronext in November 2013, the Company evaluated the long-term strategy and financial performance of NYSE Euronext’s commercial technology business, NYSE Technologies, which provides comprehensive transaction, data and infrastructure services and managed solutions for buy-side, sell-side and exchange communities. NYSE Technologies operates five business lines: Global Market Data, Global Connectivity, Exchange Solutions, Trading Solutions and Transaction Services. The Company is integrating Global Market Data and Global Connectivity into its operations where they will be integrated with the exchange businesses and technology infrastructure. Exchange Solutions was transferred to Euronext as part of the planned initial public offering of Euronext, currently expected to occur in the second quarter of 2014, subject to certain regulatory approvals and other conditions.
In January 2014, the Company formalized its plans to divest NYSE Technologies' two remaining business lines, Trading Solutions and Transaction Services, or “the NYSE Technologies divestiture group”. The Company is actively marketing the sale of these businesses, the NYSE Technologies divestiture group is available for immediate sale in its present condition, and the divestiture is expected to be completed this summer. The NYSE Technologies divestiture group primarily consists of the NYFIX, Wombat and Metabit technologies. NYFIX is a provider of FIX-based electronic trading technologies and includes the FIX Marketplace and Appia Business Suite. Wombat is a market data distribution platform, developing technology and supporting services for direct access to real-time global market data. Metabit is a Tokyo-based technology service offering proprietary market access products across Asia.
The Company has reflected the results of the NYSE Technologies divestiture group as discontinued operations in the accompanying consolidated statement of income and consolidated statement of cash flows for the three months ended March 31, 2014. No comparable data for the prior year period is presented as the Company did not complete the acquisition of NYSE Euronext until November 2013. The results below include external advisory costs related to the planned sale of the divestiture group of $5 million. None of the Company’s interest expense has been allocated to the results of the NYSE Technologies divestiture group. The NYSE Technologies divestiture group is included in the ICE segment. Results of discontinued operations were as follows for the three months ended March 31, 2014 related to the NYSE Technologies divestiture group (in millions):

Total revenues, less transaction-based expenses	$27
Total operating expenses and other expense, net	26
Income before income tax expense	1
Income tax benefit	1
Income from discontinued operations, net of tax	$2
The following table presents the carrying value of the assets and liabilities of the NYSE Technologies divestiture group, which was reflected as $300 million in prepaid expenses and other current assets and $75 million in other current liabilities, in the accompanying consolidated balance sheet as of March 31, 2014 (in millions):

Assets:
Customer accounts receivable, net	$21
Other current assets	7
Total current assets	28
Property and equipment, net	12
Goodwill and other intangible assets, net	257
Other non-current assets	3
Total non-current assets	260
Total assets	$300
Liabilities:
Accounts payable and accrued liabilities	$33
Other current liabilities	20
Total current liabilities	53
Total non-current liabilities	22
Total liabilities	$75

14.	Condensed Consolidating Financial Statements

In connection with the Company's acquisition of NYSE Euronext in November 2013, ICE Group, IntercontinentalExchange, Inc. and NYSE Euronext established various guarantees to protect against structural subordination of each entities’ existing indebtedness. Each of IntercontinentalExchange, Inc. and NYSE Euronext are wholly owned subsidiaries of ICE Group, and each fully and unconditionally guaranteed, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of ICE Group’s Senior Notes and, following its establishment, the Commercial Paper Program. Similarly, ICE Group and IntercontinentalExchange, Inc. each fully and unconditionally guaranteed, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of the NYSE Euronext Notes. Finally, ICE Group and NYSE Euronext each fully and unconditionally guaranteed, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of the 2011 Credit Facilities and the 364 Day Facility. All of the guarantees are joint and several with all other guarantees and indebtedness. ICE Group’s guarantees, as a standalone entity, will remain in place until each applicable debt obligation has been satisfied.

As discussed in Note 6, the Company entered into the 2014 Credit Facility and terminated the 2011 Credit Facilities and the 364 Day Facility on April 3, 2014. Upon the termination of the 2011 Credit Facilities and the 364 Day Facility, IntercontinentalExchange, Inc.'s guarantees were no longer required and therefore IntercontinentalExchange, Inc.'s guarantees were automatically released in accordance with their terms on April 3, 2014. In connection with the Company's entry into the 2014 Credit Facility, NYSE Euronext agreed to guarantee the 2014 Credit Facility as a subsidiary guarantor.

For as long as NYSE Euronext remains a guarantor of the 2014 Credit Facility, it will remain a guarantor of the Senior Notes and the Commercial Paper Program. The Company expects that NYSE Euronext’s guarantee of the 2014 Credit Facility, the Senior Notes and the Commercial Paper Program will be released when the NYSE Euronext Notes have been repaid, as the 2014 Credit Facility provides that NYSE Euronext’s guarantee will be released in accordance with their terms if certain conditions are satisfied, including compliance with the covenant limiting the amount of indebtedness of non-obligor subsidiaries and an investment-grade credit rating.

The following consolidating financial information sets forth, under the equity method of accounting, the condensed consolidating statements of income and comprehensive income, the condensed consolidating balance sheets, and the condensed consolidating statements of cash flows for (i) ICE Group; (ii) IntercontinentalExchange, Inc.; (iii) NYSE Euronext; (iv) the subsidiary non-guarantors; (v) elimination entries necessary to consolidate each of ICE Group, IntercontinentalExchange, Inc. and NYSE Euronext with the non-guarantor subsidiaries; and (vi) the Company on a consolidated basis. As discussed in Note 1, the Company was formed on March 6, 2013 for purposes of effecting the acquisition of NYSE Euronext. Therefore, the condensed consolidating statements for periods prior thereto reflect how these statements would have been presented had the Company been established for all periods presented. The condensed consolidating financial statements only include activity related to NYSE Euronext for the period subsequent to November 13, 2013, the closing date of the acquisition, for the condensed consolidating statements of income, comprehensive income and cash flows, and as of March 31, 2014 and December 31, 2013 for the condensed consolidating balance sheets. The condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements.

IntercontinentalExchange Group, Inc.
Condensed Consolidating Balance Sheets
As of March 31, 2014
(in millions)

	ICE Group. (Parent)	Subsidiary Guarantor - Intercontinental-Exchange, Inc.	Subsidiary Guarantor - NYSE Euronext	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$7	$11	$—	$946	$—	$964
Intercompany receivable	1,379	—	2,261	—	(3,640)	—
Margin deposits and guaranty funds	—	—	—	42,826	—	42,826
Notes receivable from affiliate, current	—	499	257	87	(843)	—
Other current assets	11	31	—	1,422	—	1,464
Total current assets	1,397	541	2,518	45,281	(4,483)	45,254
Property and equipment, net	—	173	—	725	—	898
Other non-current assets:
Goodwill and other intangible assets, net	—	—	—	18,892	—	18,892
Investment in subsidiaries	14,395	3,763	11,527	—	(29,685)	—
Notes receivable from affiliate, non-current	—	—	—	—	—	—
Other non-current assets	11	17	17	832	—	877
Total other non-current assets	14,406	3,780	11,544	19,724	(29,685)	19,769
Total assets	$15,803	$4,494	$14,062	$65,730	$(34,168)	$65,921

Current liabilities:
Short-term debt	$930	$367	$—	$—	$—	$1,297
Margin deposits and guaranty funds	—	—	—	42,826	—	42,826
Intercompany payable	—	1,234	—	2,406	(3,640)	—
Notes payable to affiliates, current	538	33	269	3	(843)	—
Other current liabilities	26	35	—	1,219	—	1,280
Total current liabilities	1,494	1,669	269	46,454	(4,483)	45,403
Non-current liabilities:
Long-term debt	1,394	—	2,190	—	—	3,584
Notes payable to affiliates, non-current	—	—	—	—	—	—
Other non-current liabilities	—	33	—	3,665	—	3,698
Total non-current liabilities	1,394	33	2,190	3,665	—	7,282
Total liabilities	2,888	1,702	2,459	50,119	(4,483)	52,685
Redeemable non-controlling interest	—	—	—	290	—	290

Equity:
Retained earnings	2,702	63	210	289	(560)	2,704
Equity from parent	—	2,591	11,069	14,550	(28,210)	—
Other shareholders' equity	10,213	138	324	451	(915)	10,211
Total shareholders' equity	12,915	2,792	11,603	15,290	(29,685)	12,915
Non-controlling interest in consolidated subsidiaries	—	—	—	31	—	31
Total equity	12,915	2,792	11,603	15,321	(29,685)	12,946
Total liabilities and equity	$15,803	$4,494	$14,062	$65,730	$(34,168)	$65,921

IntercontinentalExchange Group, Inc.
Condensed Consolidating Balance Sheets
As of December 31, 2013
(in millions)

	ICE Group (Parent)	Subsidiary Guarantor - Intercontinental-Exchange, Inc.	Subsidiary Guarantor - NYSE Euronext	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$2	$10	$—	$949	$—	$961
Intercompany receivable	1,395	—	2,398	—	(3,793)	—
Margin deposits and guaranty funds	—	—	—	42,216	—	42,216
Note receivable from affiliate, current	—	3	—	25	(28)	—
Other current assets	4	27	1	1,050	—	1,082
Total current assets	1,401	40	2,399	44,240	(3,821)	44,259
Property and equipment, net	—	167	—	724	—	891
Other non-current assets:
Goodwill and other intangible assets, net	—	—	—	18,905	—	18,905
Investment in subsidiaries	14,019	3,637	11,383	—	(29,039)	—
Note receivable from affiliate, non-current	—	517	—	80	(597)	—
Other non-current assets	14	17	11	728	(7)	763
Total other non-current assets	14,033	4,171	11,394	19,713	(29,643)	19,668
Total assets	$15,434	$4,378	$13,793	$64,677	$(33,464)	$64,818

Current liabilities:
Short-term debt	$1,080	$55	$—	$—	$—	$1,135
Margin deposits and guaranty funds	—	—	—	42,216	—	42,216
Intercompany payable	—	1,229	—	2,564	(3,793)	—
Notes payable to affiliates, current	—	25	—	3	(28)	—
Other current liabilities	20	41	—	930	—	991
Total current liabilities	1,100	1,350	—	45,713	(3,821)	44,342
Non-current liabilities:
Long-term debt	1,393	324	2,206	—	—	3,923
Notes payable to affiliates, non-current	358	—	239	—	(597)	—
Other non-current liabilities	—	33	—	3,590	(7)	3,616
Total non-current liabilities	1,751	357	2,445	3,590	(604)	7,539
Total liabilities	2,851	1,707	2,445	49,303	(4,425)	51,881
Redeemable non-controlling interest	—	—	—	322	—	322

Equity:
Retained earnings	2,482	282	(20)	372	(634)	2,482
Equity from parent	—	2,309	11,089	14,273	(27,671)	—
Other shareholders' equity	10,101	80	279	375	(734)	10,101
Total shareholders' equity	12,583	2,671	11,348	15,020	(29,039)	12,583
Non-controlling interest in consolidated subsidiaries	—	—	—	32	—	32
Total equity	12,583	2,671	11,348	15,052	(29,039)	12,615
Total liabilities and equity	$15,434	$4,378	$13,793	$64,677	$(33,464)	$64,818

IntercontinentalExchange Group, Inc.
Condensed Consolidating Statements of Income
Three Months Ended March 31, 2014
(in millions)

	ICE Group (Parent)	Subsidiary Guarantor - Intercontinental-Exchange, Inc.	Subsidiary Guarantor - NYSE Euronext	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing fees, net	$—	$5	$—	$835	$—	$840
Market data fees	—	—	—	133	—	133
Listing fees and other revenues	—	3	—	222	—	225
Intercompany revenues	—	64	—	2	(66)	—
Total revenues	—	72	—	1,192	(66)	1,198
Transaction-based expenses	—	—	—	266	—	266
Total revenues, less transaction-based expenses	—	72	—	926	(66)	932
Operating expenses:
Compensation and benefits	—	30	—	169	—	199
Technology and communication	—	9	—	39	—	48
Acquisition-related transaction and integration costs	—	14	2	45	—	61
Selling, general, administrative and other	—	12	—	115	—	127
Depreciation and amortization	—	14	—	74	—	88
Intercompany expenses	—	2	—	64	(66)	—
Total operating expenses	—	81	2	506	(66)	523
Operating income (loss)	—	(9)	(2)	420	—	409
Total other expense, net	(14)	(5)	(6)	(4)	—	(29)
Income (loss) from continuing operations before income taxes	(14)	(14)	(8)	416	—	380
Income tax expense (benefit)	(5)	(4)	—	116	—	107
Equity earnings from subsidiaries	271	71	218	—	(560)	—
Income from continuing operations	262	61	210	300	(560)	273
Income from discontinued operations, net of tax	—	—	—	2	—	2
Net income	$262	$61	$210	$302	$(560)	$275
Net income attributable to non-controlling interest	—	—	—	(13)	—	(13)
Net income attributable to ICE Group	$262	$61	$210	$289	$(560)	$262

IntercontinentalExchange Group, Inc.
Condensed Consolidating Statements of Comprehensive Income
Three Months Ended March 31, 2014
(in millions)

	ICE Group (Parent)	Subsidiary Guarantor - Intercontinental-Exchange, Inc.	Subsidiary Guarantor - NYSE Euronext	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income	$262	$61	$210	$302	$(560)	$275
Other comprehensive income:
Foreign currency translation adjustments	—	—	1	44	—	45
Change in fair value of available-for-sale-securities	—	—	—	60	—	60
Total other comprehensive income	—	—	1	104	—	105
Comprehensive income of subsidiaries	105	62	42	—	(209)	—
Comprehensive income	367	123	253	406	(769)	380
Comprehensive income attributable to non-controlling interests	—	—	—	(13)	—	(13)
Comprehensive income attributable to ICE Group	$367	$123	$253	$393	$(769)	$367

IntercontinentalExchange Group, Inc.
Condensed Consolidating Statements of Income
Three Months Ended March 31, 2013
(in millions)

	ICE Group (Parent)	Subsidiary Guarantor - Intercontinental-Exchange, Inc.	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing fees, net	$—	$4	$296	$—	$300
Market data fees	—	—	41	—	41
Other revenues	—	3	8	—	11
Intercompany revenues	—	50	2	(52)	—
Total revenues	—	57	347	(52)	352
Operating expenses:
Compensation and benefits	—	21	45	—	66
Technology and communication	—	7	4	—	11
Acquisition-related transaction costs	—	15	3	—	18
Selling, general, administrative and other	—	7	18	—	25
Depreciation and amortization	—	11	21	—	32
Intercompany expenses	—	2	50	(52)	—
Total operating expenses	—	63	141	(52)	152
Operating income	—	(6)	206	—	200
Total other expense, net	—	(7)	(2)	—	(9)
Income (loss) before income taxes	—	(13)	204	—	191
Income tax expense (benefit)	—	(3)	57	—	54
Equity earnings from subsidiaries	135	145	—	(280)	—
Net income	$135	$135	$147	$(280)	$137
Net income attributable to non-controlling interest	—	—	(2)	—	(2)
Net income attributable to ICE Group	$135	$135	$145	$(280)	$135

IntercontinentalExchange Group, Inc.
Condensed Consolidating Statements of Comprehensive Income
Three Months Ended March 31, 2013
(in millions)

	ICE Group (Parent)	Subsidiary Guarantor - Intercontinental-Exchange, Inc.	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income	$135	$135	$147	$(280)	$137
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(42)	—	(42)
Change in fair value of available-for-sale-securities	—	—	(16)	—	(16)
Total other comprehensive loss	—	—	(58)	—	(58)
Comprehensive loss of subsidiaries	(58)	(58)	—	116	—
Comprehensive income	77	77	89	(164)	79
Comprehensive income attributable to non-controlling interests	—	—	(2)	—	(2)
Comprehensive income attributable to ICE Group	$77	$77	$87	$(164)	$77

IntercontinentalExchange Group, Inc.
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2014
(in millions)

	ICE Group (Parent)	Subsidiary Guarantor - Intercontinental-Exchange, Inc.	Subsidiary Guarantor - NYSE Euronext	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net cash provided by (used in) operating activities from continuing operations	$88	$(14)	$227	$311	$(93)	$519
Investing activities:
Increase in restricted cash	—	—	—	(60)	—	(60)
Cash paid for acquisitions, net of cash acquired	—	—	—	(142)	—	(142)
Loans to subsidiaries	—	20	(257)	19	218	—
Capital expenditures, capitalized software development costs and other	—	(19)	—	(28)	—	(47)
Net cash provided by (used in) investing activities from continuing operations	—	1	(257)	(211)	218	(249)
Financing activities:
Repayments of debt facilities and issuance costs for debt facilities	(161)	—	—	—	—	(161)
Intercompany borrowing	188	—	30	—	(218)	—
Dividends to shareholders	(76)	—	—	—	—	(76)
Intercompany dividends	—	—	—	(93)	93	—
Other financing activities	(34)	14	—	(9)	—	(29)
Net cash provided by (used in) financing activities from continuing operations	(83)	14	30	(102)	(125)	(266)
Cash and cash equivalents from discontinued operations	—	—	—	—	—	—
Effect of exchange rates on cash and cash equivalents	—	—	—	(1)	—	(1)
Net increase (decrease) in cash and cash equivalents	5	1	—	(3)	—	3
Cash and cash equivalents, beginning of period	2	10	—	949	—	961
Cash and cash equivalents, end of period	$7	$11	$—	$946	$—	$964

IntercontinentalExchange Group, Inc.
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2013
(in millions)

	ICE Group (Parent)	Subsidiary Guarantor - Intercontinental-Exchange, Inc.	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net cash provided by operating activities	$16	$20	$120	$(6)	$150
Cash flows from investing activities:
Increase in restricted cash	—	—	(48)	—	(48)
Cash paid for acquisitions, net of cash acquired	—	—	(44)	—	(44)
Loans to subsidiaries	—	(3)	—	3	—
Capital expenditures and capitalized software development costs	—	(19)	(5)	—	(24)
Net cash used in investing activities	—	(22)	(97)	3	(116)
Cash flows from financing activities:
Repayments of debt facilities	—	(22)	(200)	—	(222)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(20)	—	—	—	(20)
Intercompany borrowing	—	—	3	(3)	—
Intercompany dividends	—	—	(6)	6	—
Other financing activities	4	1	(15)	—	(10)
Net cash used in financing activities	(16)	(21)	(218)	3	(252)
Effect of exchange rates on cash and cash equivalents	—	—	(3)	—	(3)
Net decrease in cash and cash equivalents	—	(23)	(198)	—	(221)
Cash and cash equivalents, beginning of period	—	1,004	608	—	1,612
Cash and cash equivalents, end of period	$—	$981	$410	$—	$1,391

15.	Segment Reporting

The Company previously operated as a single reportable business segment as of December 31, 2013. As of March 31, 2014, the Company is reporting two business segments, the ICE segment and the Euronext segment, which is reflective of how the Company's chief operating decision maker reviews and operates the business. The Euronext segment comprises the European-based exchanges that includes Euronext N.V. - the London, Paris, Amsterdam, Brussels and Lisbon exchanges that include listings, cash and derivatives markets, market data and technology services. The businesses and operations reflected in these results are expected to be sold as part of the initial public offering of Euronext in the second quarter of 2014, subject to certain regulatory approvals and other conditions. All the remaining operations of the Company comprise the ICE segment. One business segment was reported for the three months ended March 31, 2013, as NYSE Euronext was acquired on November 13, 2013. The Company’s chief operating decision maker does not review total assets or intersegment revenues by segment, therefore, such information is not presented below. Financial data for the Company’s business segments are as follows for the three months ended March 31, 2014 (in millions):

	ICE Segment	Euronext Segment	Total
Total revenues, less transaction-based expenses	$796	$136	$932
Total operating expenses	442	81	523
Operating income	354	55	409
Net income	239	36	275
No customers or clearing members accounted for more than 10% of the Company’s segment revenues or consolidated revenues, less transaction-based expenses, for the three months ended March 31, 2014, and 2013.

16.	Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended March 31, 2014 and 2013 (in millions, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Income from continuing operations	$273	$137
Net income from continuing operations attributable to non-controlling interest	(13)	(2)
Net income from continuing operations attributable to ICE Group	260	135
Net income from discontinued operations attributable to ICE Group	2	—
Net income attributable to ICE Group	$262	$135

Basic earnings per share attributable to ICE Group common shareholders:
Continuing operations	$2.27	$1.86
Discontinued operations	0.01	—
Basic earnings per share	$2.28	$1.86
Basic weighted average common shares outstanding	115	73

Diluted earnings per share attributable to ICE Group common shareholders:
Continuing operations	$2.26	$1.85
Discontinued operations	0.01	—
Diluted earnings per share	$2.27	$1.85
Diluted weighted average common shares outstanding	116	73

Basic weighted average common shares outstanding	115	73
Effect of dilutive securities - stock options and restricted stock	1	—
Diluted weighted average common shares outstanding	116	73
Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. The weighted average common shares outstanding during the three months ended March 31, 2014 increased from the prior period primarily due to the 42.4 million shares of the Company's common stock issued to NYSE Euronext stockholders in connection with the acquisition as of November 13, 2013. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless the effect of their inclusion would be antidilutive.

During the three months ended March 31, 2014 and 2013, 116,000 and 196,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect because the outstanding stock option exercise prices were greater than the average market price of the common shares during the relevant period.

17.	Subsequent Events
The Company has evaluated subsequent events and determined that no events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements except those events disclosed in Notes 6 and 14.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q, including the sections entitled “Notes to Consolidated Financial Statements”, “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth in Item 1(A) under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.
Forward-looking statements and other risks and factors that may affect our performance include, but are not limited to: our business environment and trends in our industry; increasing competition and consolidation in our industry; general economic conditions and conditions in global financial markets; volatility in commodity prices; changes in domestic and foreign laws, regulations, rules or government policy and the corresponding impact on our business, including changes, increased regulatory scrutiny or enforcement actions resulting from ongoing scrutiny of U.S. equity market structure; our ability to identify and effectively pursue acquisitions and strategic alliances and successfully integrate the companies we acquire; our ability to realize the anticipated synergies and benefits of the NYSE Euronext acquisition within the expected time frame, and integrate NYSE Euronext’s operations with our business; our ability to conduct an initial public offering of Euronext; our ability to separate certain of the NYSE Technologies, Inc. business and complete the integration of the remaining data and technology businesses; the success of our clearing houses and our ability to minimize the risks associated with operating multiple clearing houses in multiple jurisdictions; technological developments, including ensuring that the technology we utilize is not vulnerable to security risks; the accuracy of our cost estimates and expectations; our belief that cash flows from operations will be sufficient to service our current levels of debt and fund our working capital needs and capital expenditures for the foreseeable future; our ability to offer additional products and services and leverage our risk management capabilities; maintaining existing market participants and attracting new ones; protecting our intellectual property rights; not violating the intellectual property rights of others; threatened or pending litigation and adverse litigation results; our ability to identify trends and adjust our business to benefit from such trends; and our belief in our electronic platform and disaster recovery system technologies. We caution you not to place undue reliance on these forward-looking statements as they speak only as of the date on which such statements were made, and we undertake no obligation to update any forward-looking statement or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all factors that may affect our business and prospects. Further, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
In this Quarterly Report on Form 10-Q, unless otherwise indicated, the terms “IntercontinentalExchange”, “ICE”, "ICE Group", “we”, “us”, “our”, “our company” and “our business” refer to IntercontinentalExchange Group, Inc., together with its consolidated subsidiaries. Due to rounding, figures may not sum exactly.
Overview
We are a leading global network of regulated exchanges and clearing houses for financial and commodity markets. Through our subsidiaries, we operate 17 global exchanges and six central clearing houses. We operate global marketplaces for trading and clearing a broad array of securities and derivatives contracts across major asset classes, including interest rates, equities, equity derivatives, credit derivatives, bonds, currency, and commodities. On November 13, 2013, we completed our acquisition of NYSE Euronext and their results are included in our consolidated results effective from the acquisition date.
Recent Developments
NYSE Euronext Acquisition
On November 13, 2013, we completed our acquisition of 100% of NYSE Euronext for $11.1 billion, including $2.7 billion in cash and the issuance of 42.4 million shares of our common stock. Refer to note 3 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q, for more information on this acquisition.
Planned Initial Public Offering of Euronext
As part of the NYSE Euronext integration, we have completed the separation of the Euronext and NYSE Liffe businesses and are transitioning all of NYSE Liffe’s futures operations to ICE futures exchanges, clearing houses and trading platforms. We have established Euronext as an independent business and plan to pursue an initial public offering, or IPO, of Euronext, which is currently expected in the second quarter of 2014, subject to certain regulatory approvals and other conditions. We expect to use the net proceeds of the planned IPO of Euronext to pay down certain of our outstanding debt.
After the separation of the NYSE Liffe business, Euronext is established with a new legal and operating structure, and operates cash markets with the relevant listings, index, commodity, derivatives, data and technology businesses in Amsterdam, Brussels, London, Lisbon and Paris and continental European derivatives markets. Euronext has agreed to clearing terms with LCH.Clearnet under which Euronext will have certain governance rights and participate in certain of the clearing revenues for derivatives contracts under a new revenue sharing agreement, which began in April 2014.
Euronext's business also include Interbolsa, the Portuguese central securities depository, Securities Settlement System and Numbering Agency. Euronext owns or has fully paid license rights to all relevant intellectual property, technology, market data and index licenses required to operate and develop its markets and service markets of its partners and expects to continue to develop the Universal Trading Platform and surrounding systems. Euronext's business also include certain commercial technology and exchange solutions that were formerly part of NYSE Technologies, which will allow it to provide licensing of its trading platform and technology development services to exchanges outside of the Euronext group.
Subject to the size of our shareholding stake retained in Euronext following its planned IPO, we may continue to have regulatory obligations and undertakings until our ownership level decreases to a point at which we will not be deemed to control Euronext. As part of the IPO, we may be required to maintain an ongoing ownership stake in Euronext for a period of time unless long-term shareholders are identified and approved by the Euronext College of Regulators.
NYSE Technologies Planned Divestiture
NYSE Euronext operates a commercial technology business, NYSE Technologies, which provides comprehensive transaction, data and infrastructure services and managed solutions for buy-side, sell-side and exchange communities. NYSE Technologies operates five business lines: Global Market Data, Global Connectivity, Exchange Solutions, Trading Solutions and Transaction Services. We are integrating Global Market Data and Global Connectivity into our operations where they will be integrated with the exchange businesses and technology infrastructure. Global Market Data offers a broad array of global market information products covering multiple asset classes while Global Connectivity offers a financial transaction network called Secure Financial Transaction Infrastructure, or SFTI, which connects firms and exchanges worldwide. Exchange Solutions, which provides multi-asset exchange platform services, managed services and expert consultancy, is being transferred to Euronext.
We expect to divest NYSE Technologies' two remaining business lines, Trading Solutions and Transaction Services, this summer. The divestiture could include the sale of the business lines as a whole or in parts. We expect to use the net proceeds of the planned NYSE Technologies divestiture to pay down certain of our outstanding debt. Trading Solutions and Transaction Services primarily consist of the NYFIX, Wombat and Metabit technologies. NYFIX is a leading provider of FIX-based electronic trading technologies and includes the FIX Marketplace and Appia Business Suite. Wombat is a leading market data distribution platform, developing technology and supporting services for direct access to real-time global market data. Metabit is a Tokyo-based technology service offering proprietary market access products across Asia. Refer to note 13 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q, for more information on the divestiture and the presentation of the results as discontinued operations.
SMX Acquisition
On February 3, 2014, we acquired 100% of Singapore Mercantile Exchange Pte. Ltd., or SMX. The acquisition includes Singapore Mercantile Exchange Clearing Corporation Pte. Ltd., or SMXCC, a wholly owned subsidiary of SMX, and the clearing house for all SMX trades. SMX operates futures markets in Singapore across metals, currencies, energy and agricultural commodities and SMXCC clears the contracts executed on SMX. SMX and SMXCC retain licenses to operate as an approved exchange and an approved clearing house, regulated by the Monetary Authority of Singapore. These licenses provide us with exchange and clearing licenses in Asia. The exchange and clearing infrastructures are expected to transition to the ICE trading and clearing platforms in the second half of 2014. As a result, a period of business transition is currently underway and the exchange and clearing house have been temporarily shut down and are expected to re-launch by year end. On April 22, 2014, SMX and SMXCC were renamed ICE Futures Singapore and ICE Clear Singapore, respectively. Refer to note 3 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q, for more information on this acquisition.
Regulation Update
We are primarily subject to the jurisdiction of regulatory agencies in the United States, Europe, Singapore and Canada. In 2009, during the Pittsburgh summit, the G20 nations came to a mutual agreement on global financial market reform. Since that agreement, various domestic and foreign governments have undertaken reviews of the existing legal framework governing financial markets and have either passed new laws and regulations, or are in the process of debating and/or enacting new laws and regulations that apply to our business and to our customers' business.
The European Union has adopted new legislation on over-the counter, or OTC, and exchange-traded derivatives, clearing houses and trade repositories commonly known as the European Market Infrastructure Regulation, or EMIR. EMIR requires, among other things, all derivatives trades to be reported to trade repositories, clearing of standardized OTC derivative contracts and more stringent prudential, operational and business requirements for clearing houses. The final form of the legislation was enacted in August 2012 and secondary legislation to enact the legislation became effective on March 15, 2013. Under EMIR, clearing houses that are currently providing clearing services in the European Union need to have applied for authorization or recognition by their home state regulator in consultation with other European Union regulatory bodies, including the European Securities and Markets Authority, or ESMA, six months following the implementation of the relevant regulatory technical standards, or by September 15, 2013. ICE Clear Europe submitted its application to its home state regulator (the Bank of England) in advance of this deadline. On September 1, 2013, ESMA made its recommendation to the European Commission as to whether the United States and other countries' financial regulatory systems would be deemed equivalent to the European financial regulatory system. In its recommendation, ESMA stated that in regard to clearing house regulation, the U.S.’s regulatory system is not equivalent to the European financial regulatory system. However, ESMA did state that clearing houses could adopt rules and receive recognition as a foreign clearing house from ESMA. ICE Clear U.S., ICE Clear Credit and ICE Clear Canada have applied for recognition as foreign clearing houses with ESMA.
On April 10, 2014, the Basel Committee of the Bank of International Settlements issued final capital rules for clearing at Qualified Central Counterparties, or QCCPs. Bank exposures to QCCPs will be subject to a 20 percent minimum risk-weighting, an improvement over 1,250 percent risk-weighting that was initially established under the interim rules. ICE Clear Credit, as a systemically important financial market utility under Title VIII of the Dodd-Frank Wall Street Reform and Consumer Protection Act, is deemed a QCCP by U.S. banking regulators. ICE Clear Europe, ICE Clear U.S., and ICE Clear Canada adhere to the rules of their local regulator designed to meet the international standards set forth in the Principals for Financial Market Infrastructure, or PFMIs, and accordingly retain their status as QCCPs. ICE Clear Singapore is regulated by the Monetary Authority of Singapore as a Designated Clearing House, and we plan to seek QCCP status for ICE Clear Singapore.
On January 14, 2014, the European Parliament, European Council, and the European Commission reached a high level agreement on Markets in Financial Instruments Directives II, or MiFID II, which is designed to increase European regulation of trading in financial instruments. MiFID II will require derivatives that are sufficiently liquid to be traded on a multilateral trading facility or an organized trading facility. The legislation also institutes a position limit regime for commodity derivatives, which will be set by the national regulators pursuant to methodology set by the ESMA. The agreement also includes an access provision for non-discriminatory access to execution and clearing venues. The instruments included in this directive, along with definitions, timing and implementation, are expected to be established at the rule making stage with ESMA during 2014. In addition, the legislation requires non-discriminatory access to benchmarks (a benchmark is an index or other measure used to determine the value of a financial instrument, for example, LIBOR or the S&P 500) used in Europe. The scope of the requirement will be determined by ESMA. The final text of the legislation is not expected to be published until June 2014. After publication, the second level of text implementing the legislation will be drafted over the next year. The open access provision of the legislation is expected to take effect between 2017 and 2019 based on current implementation timelines that have been provided.
In November 2013, the Commodity Futures Trading Commission, or CFTC, proposed new rules placing position limits on 28 energy, metals and agricultural contracts. ICE Futures U.S. has spot month position limits for its energy and agricultural products and for certain agricultural and financial contracts, all month limits. If finalized, the new rules will place federal all month and spot month limits on these 28 contracts, and the limits will be aggregated across exchanges and the OTC swaps markets. Key contracts included in the rule will be the Henry Hub natural gas contract and the ICE WTI crude oil contract. Financially settled contracts will maintain a position limit five times the limit for physically settled futures contracts.
On March 14, 2014, the Securities and Exchange Commission, or SEC, proposed new rules to enhance the oversight of clearing agencies that are deemed to be systemically important and have the SEC as its designated primary regulator or that are involved in complex transactions, such as security-based swaps. The proposed rules would apply to ICE Clear Europe and are largely the same standards that clearing houses meet to be QCCPs.
The SEC is reviewing the structure of equity markets. The SEC will continue on its path of developing data driven research and testing certain hypothesis through the use of pilots, most of which we believe favor regulated exchanges.
For additional information regarding the regulations affecting our business, see Item 1 “Business - Regulation” and Item 1(A) “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013, or our 2013 Form 10-K, as filed with the SEC on February 14, 2014.
Consolidated Financial Highlights
The following summarizes our results and significant changes in our consolidated financial performance for the periods presented (dollars in millions, except per share amounts):

	Three Months Ended March 31,
	2014	2013	Change
Total revenues, less transaction-based expenses	$932	$352	165%
Total operating expenses	$523	$152	244%
Operating income	$409	$200	105%
Operating margin	44%	57%	(13 pts)
Other expense, net	$29	$9	224%
Income tax expense	$107	$54	99%
Effective tax rate	28%	28%	0 pts
Income from continuing operations	$273	$137	99%
Net income attributable to ICE Group	$262	$135	93%
Adjusted net income attributable to ICE Group	$301	$149	102%
Diluted earnings per share attributable to ICE Group common shareholders	$2.27	$1.85	23%
Adjusted diluted earnings per share attributable to ICE Group common shareholders	$2.60	$2.03	28%
Cash flows from operating activities	$519	$150	246%

•
Total revenues, less transaction-based expenses, increased $580 million for the three months ended March 31, 2014, from the comparable period in 2013, primarily due to $570 million in revenues, less transaction-based expenses, recognized relating to NYSE Euronext for the three months ended March 31, 2014 (subsequent to its acquisition on November 13, 2013).

•
Total operating expenses increased $371 million for the three months ended March 31, 2014, from the comparable period in 2013, primarily due to $318 million in expenses recognized relating to NYSE Euronext for three months ended March 31, 2014 (excluding the acquisition-related transaction and integration costs). Acquisition-related transaction and integration costs increased $43 million for the three months ended March 31, 2014, from the comparable period in 2013, to $61 million for the three months ended March 31, 2014, primarily related to our integration of NYSE Euronext. See “- Operating Expenses” below.

•
Other expense, net increased $20 million for the three months ended March 31, 2014, from the comparable period in 2013, primarily due to an increase in our interest expense resulting from an increase in our total debt outstanding. See “- Non-Operating Income (Expenses)” below.

•
Adjusted net income attributable to ICE Group and adjusted diluted earnings per share attributable to ICE Group common shareholders are calculated by excluding items that are not reflective of our core business performance, net of taxes. See “-Non-U.S. GAAP Financial Measures” below.

Variability in Quarterly Comparisons
The business environments in which we operate directly affect our results of operations. Our results have been and will continue to be affected by many factors, including the level of trading activity in our markets, which during any period is significantly influenced by general market conditions; competition; price volatility; market share and the pace of industry consolidation; broad trends in the brokerage and finance industry; price levels and price volatility; the number and financial health of companies listed on our cash markets; geopolitical events; weather and disasters; real and perceived supply and demand imbalances; availability of capital; changing technology in the financial services industry; and, legislative and regulatory changes among other factors. In particular, in recent years, the business environment has been characterized by increasing competition among global markets for trading volumes and listings; the globalization of exchanges, customers and competitors; market participants’ demand for speed, capacity and reliability, which requires continuing investment in technology; and, increasing competition for market data revenues. Price volatility increases the need to hedge risk and creates demand between market participants for the exchange of risk. Market liquidity is one of the primary market attributes for attracting and maintaining customers and is an important indicator of a market’s strength. The maintenance and growth of our revenues could also be impacted if we face increased pressure on pricing. Changes in these and other factors could cause our revenues to fluctuate from period to period and these fluctuations may affect the reliability of period to period comparisons of our revenues and operating results.
Segment Reporting
We reported as a single business segment as of December 31, 2013. As of March 31, 2014, we are reporting two business segments, the ICE segment and the Euronext segment, which is reflective of how our chief operating decision maker reviews and operates our business. The Euronext segment comprises the European-based exchanges that includes Euronext N.V. - the London,

Paris, Amsterdam, Brussels and Lisbon exchanges that include listings, cash and derivatives markets, market data and technology services. All of our remaining operations comprise the ICE segment. One business segment was reported for the three months ended March 31, 2013, the ICE segment, as NYSE Euronext was acquired on November 13, 2013.
Our ICE Segment
The following table presents selected statements of income data for our ICE segment (dollars in millions):

	Three Months Ended March 31,
	2014	2013	Change
Revenues:
Natural gas futures and options contracts	$57	$56	1%
Brent crude futures and options contracts	49	58	(15)
Gasoil futures and options contracts	21	25	(15)
Other oil futures and options contracts	23	25	(7)
Power futures and options contracts	20	19	6
Emissions and other energy futures and options contracts	23	20	15
Sugar futures and options contracts	28	22	28
Other agricultural and metals futures and options contracts	26	22	21
Interest rates futures and options contracts	80	—	n/a
Other financial futures and options contracts	30	9	224
Credit default swaps	43	33	30
U.S. cash equities and U.S. equity options	346	—	n/a
Other	14	11	23
Total transaction and clearing fees, net	760	300	154
Market data fees	103	41	151
Listing fees	82	—	n/a
Other revenues	114	11	909
Total revenues	1,059	352	201
Transaction-based expenses	263	—	n/a
Total revenues, less transaction-based expenses	796	352	126
Compensation and benefits	155	66	133
Technology and communication	40	11	275
Professional services	57	8	668
Rent and occupancy	25	8	204
Acquisition-related transaction and integration costs	61	18	241
Selling, general and administrative	25	9	168
Depreciation and amortization	79	32	148
Total operating expenses	442	152	191
Operating income	354	200	77
Other expense, net	28	9	213
Income tax expense	89	54	66
Income from continuing operations	237	137	72
Income from discontinued operations, net of tax	2	—	n/a
Net income	$239	$137	74%
ICE Segment Transaction and Clearing Fees, net
Our transaction and clearing fees are reported on a net basis and consist of fees collected from our derivatives trading and clearing and, subsequent to our acquisition of NYSE Euronext on November 13, 2013, from our U.S. cash trading and U.S. equity options businesses. In our derivatives markets, we earn transaction and clearing fees from both counterparties to each contract that is traded and/or cleared. Revenues for per-contract fees are driven by the number of trades executed and fees charged per contract. The amount of our per-contract transaction and clearing fees will depend upon many factors, including, but not limited to, transaction and clearing volume, pricing and new product introductions. The level of trading and clearing activity for all products is also influenced by market conditions.
Following our acquisition of NYSE Euronext, we also recognize transaction and clearing fee revenues from executing trades of derivatives contracts and clearing charges on NYSE Liffe in London and NYSE Liffe U.S. The principal types of derivative contracts traded and cleared in these markets are interest rate, equity and index products. Trading volume in short-term interest rate products is primarily driven by volatility resulting from economic data and changes in expectations for the level of short-term interest rates, and trading in equity and index products is primarily driven by volatility and other economic factors impacting the equity markets.
We now recognize transaction fee revenues from U.S. cash trading. Cash trading consists of transaction charges for executing trades in our cash equities markets, executing options contracts traded on NYSE Arca and NYSE Amex Options, as well as transaction charges related to orders in these markets which are routed to other market centers for execution. Additionally, our U.S. cash markets pay fees to the SEC pursuant to Section 31 of the Exchange Act of 1934. These fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. Activity assessment fees are collected from member organizations executing trades on our U.S. cash markets, and are recognized when these amounts are invoiced. Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semi-annually and recorded as an accrued liability until paid. The activity assessment fees are designed so that they are equal to the Section 31 fees. As a result, activity assessment fees and Section 31 fees do not have an impact on our net income. These fees are reported as transaction-based expenses.
Natural gas futures and options volume declined 12% while corresponding revenues increased 1% for the three months ended March 31, 2014, from the comparable period in 2013. The increase in revenue was driven by 57% growth in U.K. natural gas volume, which was offset by a 14% decline in North American natural gas volume.
In our derivatives markets, our benchmark Brent crude futures contract is relied upon by a broad range of market participants, including oil producing nations and multinational companies, to price and hedge their crude oil production and consumption. Brent futures and options volumes and revenue declined 8% and 15%, respectively, for the three months ended March 31, 2014, from the comparable period in 2013. Based on traded volume in both our Brent crude futures contract and our WTI crude futures contract, we had 54% and 57% market share of the global oil futures contracts trading for the three months ended March 31, 2014 and 2013, respectively.
Power futures and options volumes increased 58% for the three months ended March 31, 2014, from the comparable period in 2013, while corresponding revenues increased 6%. The power futures and options revenues increase was lower than the volume increase primarily due to the growth in trading of smaller sized North American power contracts, which have a lower rate per contract than the full sized contracts. For the three months ended March 31, 2014, 98% of North American power contracts cleared were smaller sized contracts compared to 96% during the three months ended March 31, 2013.
CDS trade execution revenues at Creditex and ICE Swap Trade were $17 million and $18 million for the three months ended March 31, 2014 and 2013, respectively. The notional value of the underlying CDS traded was $256 billion for both the three months ended March 31, 2014 and 2013.
CDS clearing revenues at ICE Clear Credit and ICE Clear Europe were $26 million and $16 million for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014 and 2013, ICE Clear Credit and ICE Clear Europe cleared $3.4 trillion and $2.4 trillion, respectively, of CDS notional value. With the advent of mandatory clearing during 2013, CDS clearing activity by investment funds, asset managers, and other buy side market participants has increased significantly.
Our transaction and clearing fees are presented net of rebates. We recorded rebates of $207 million and $98 million for the three months ended March 31, 2014 and 2013, respectively. We offer rebates in certain of our markets, including NYSE Liffe derivatives markets following the NYSE Euronext acquisition, primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable rate. Such rebates are calculated based on volumes traded. The increase in the rebates is due primarily to the rebates relating to the addition of NYSE Liffe derivatives markets, an increase in the number of participants in the rebate programs offered on various contracts and an increase in the number of rebate programs offered during the first quarter of 2014.

ICE Segment Selected Operating Data
The following table presents trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures rate per contract (in millions, except for percentages and rate per contract amounts):

	Three Months Ended March 31,
	2014	2013	Change
Number of contracts traded:
Natural gas futures and options	71	81	(12)%
Brent crude futures and options	38	42	(8)
Gasoil futures and options	14	17	(17)
Other oil futures and options	16	16	2
Power futures and options	54	34	58
Emissions and other energy futures and options	3	3	12
Sugar futures and options	11	8	35
Other agricultural and metals futures and options	13	8	51
Interest rates futures and options	130	—	n/a
Other financial futures and options	57	10	509
Total	407	219	86%

Futures rate per contract:
Energy futures and options rate per contract	$0.98	$1.05	(7)%
Agricultural and metals futures and options rate per contract (1)	$2.26	$2.59	(13)%
Interest rates and other financial futures and options rate per contract (1)	$0.59	$1.02	(42)%

(1)
Subsequent to our acquisition of NYSE Euronext on November 13, 2013, agricultural and metals and interest rates and other financial futures and options rates per contract include NYSE Euronext agricultural, metals, interest rates, U.S. equity derivatives and equity indexes products.

Open interest is the aggregate number of contracts (long or short) that clearing members hold either for their own account or on behalf of their clients. The following table presents our quarter-end open interest for our futures and options contracts (in millions, except for percentages).

	As of March 31,
	2014	2013	Change
Open interest — in contracts:
Natural gas futures and options	22	30	(25)%
Brent crude futures and options	3	3	6
Gasoil futures and options	1	1	(18)
Other oil futures and options	4	4	10
Power futures and options	63	40	57
Emissions and other energy futures and options	2	2	16
Sugar futures and options	1	1	15
Other agricultural and metals futures and options	2	1	67
Interest rates futures and options	22	—	n/a
Other financial futures and options	16	—	2,637
Total	136	82	65%

The power futures and options open interest increased from the prior period due to the growth of the smaller sized North American power contracts discussed above. As of March 31, 2014, open interest of $1.6 trillion in notional value of CDS were held at ICE Clear Credit and ICE Clear Europe, compared to $1.5 trillion as of March 31, 2013.
The following table presents selected U.S. cash and U.S. equity options trading data for the three months ended March 31, 2014, subsequent to our acquisition of NYSE Euronext. All trading volume below is presented as net daily trading volume and is single counted.

U.S. cash products (shares in millions):
NYSE listed (tape A) issues:
Handled volume	1,080
Matched volume	1,051
Total NYSE listed consolidated volume	3,600
Share of total matched consolidated volume	29%
NYSE Arca, NYSE MKT and regional listed (tape B) issues:
Handled volume	271
Matched volume	256
Total NYSE Arca, NYSE MKT and regional listed consolidated volume	1,204
Share of total matched consolidated volume	21%
Nasdaq listed (tape C) issues:
Handled volume	215
Matched volume	195
Total Nasdaq listed consolidated volume	2,169
Share of total matched consolidated volume	9%
Total U.S. cash volume handled	1,566

U.S. equity options (contracts in thousands):
NYSE equity options	3,874
Total U.S. options volume	16,073
NYSE share of group total	24%

Revenue capture or rate per contract:
U.S. cash products revenue capture (per 100 shares)	$0.047
U.S. equity options rate per contract	$0.160
Handled volume represents the total number of shares of equity securities, ETFs and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
ICE Segment Market Data Fees
We generate revenues from the dissemination of our market data to a variety of users. In our derivatives markets, market data fees primarily relate to subscription fee revenues charged for user and license access from data vendors and from the end users, view only market data access, direct access services, terminal access, daily indexes and end of day reports.
Following our acquisition of NYSE Euronext, we now charge the end user directly for real-time and historical futures prices and other futures market data in certain of our markets, including our interest rates markets. In addition, we now earn market data fees relating to our cash trading market data services. In the United States, we collect cash trading market data fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. During the three months ended March 31, 2014, we recognized market data fee revenues from NYSE Euronext derivative market data services and U.S. cash trading market data services of $62 million in the ICE segment.
ICE Segment Listing Fees
Following the NYSE Euronext acquisition, we recognize listing fee revenues in our cash equity markets from two types of fees applicable to companies listed on our U.S. securities exchanges - listing fees and annual fees.
Original listing fees are recognized as revenue on a straight-line basis over estimated service periods of nine years for the NYSE equity market and five years for NYSE Arca and NYSE MKT. Other corporate action listing fees are recognized as revenue on a straight-line basis over estimated service periods of six years for the NYSE cash equity market and three years for NYSE Arca and NYSE MKT. Unamortized balances are recorded as deferred revenue in our consolidated balance sheet. The unamortized deferred revenue balance as of March 31, 2014 for the listing fees was $22 million relating to listing fees incurred and billed and not yet recognized as revenue subsequent to the November 13, 2013 acquisition through March 31, 2014.

In the United States, annual fees are charged based on the number of outstanding shares of listed U.S. companies at the end of the prior year. Non-U.S. companies pay fees based on the number of listed securities issued or held in the United States. Annual fees are recognized as revenue on a pro rata basis over the calendar year. The unamortized deferred revenue balance as of March 31, 2014 for the annual fees was $243 million, which will be recognized as revenue over the remaining months of 2014.
ICE Segment Other Revenues
Prior to our acquisition of NYSE Euronext, other revenues were made up of various fees and services provided to our customers, including connectivity fees, ICE Chat and WhenTech subscription fees, ICE Endex membership fees, agricultural grading and certification fees, regulatory penalties and fines, interest income on certain clearing margin deposits and NYSE Liffe clearing services fees (prior to the NYSE Euronext acquisition). Following our acquisition, other revenues also include technology services revenues, fees for trading licenses, facilities, regulation, listed company services, designated market marker services, and for non-transaction related clearance and settlement activities in our European markets. We recognized $100 million in other revenues from NYSE Euronext for the three months ended March 31, 2014 relating to the ICE segment.
ICE Segment Transaction-Based Expenses
Following our acquisition of NYSE Euronext, we pay the SEC fees pursuant to Section 31 of the Securities Exchange Act of 1934 for transactions executed on U.S. security exchanges. We, in turn, collect activity assessment fees, which are included in transaction and clearing fees in the consolidated statements of income and in transaction-based expenses, from member organizations clearing or settling trades on the U.S. securities exchanges and recognize these amounts when invoiced.
We incur routing charges in the United States when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our U.S. securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We include costs incurred due to erroneous trade execution within routing as transaction-based expenses. Furthermore, NYSE Arca incurs clearance, brokerage and related transaction expenses and per trade service fees paid to exchanges for trade execution.
ICE Segment Operating Expenses
ICE segment operating expenses increased $290 million for the three months ended March 31, 2014, from the comparable period in 2013, primarily due to $280 million in expenses recognized relating to NYSE Euronext for three months ended March 31, 2014. See “- Operating Expenses” below.

Our Euronext Segment
The following table presents selected statement of income data for our Euronext segment for the three months ended March 31, 2014 (in millions):

Revenues:
European equity derivatives futures and options contracts	$17
European cash equities	63
Total transaction and clearing fees, net	80
Market data fees	30
Listing fees	9
Other revenues	20
Total revenues	139
Transaction-based expenses	3
Total revenues, less transaction-based expenses	136
Compensation and benefits	44
Technology and communication	8
Professional services	7
Rent and occupancy	6
Selling, general and administrative	7
Depreciation and amortization	9
Total operating expenses	81
Operating income	55
Other expense, net	1
Income tax expense	18
Net income	$36
Following our acquisition of NYSE Euronext, we recognize transaction fee revenues from cash trading in our Euronext equity markets and trading of European equity derivatives. During the three months ended March 31, 2014, there were 39 million European equity derivatives futures and options contracts traded. As of March 31, 2014, the open interest for the European equity derivatives futures and options contracts was 15 million contacts, compared to 13 million contracts as of December 31, 2013. The following table presents selected Euronext cash trading and derivative operating data for the three months ended March 31, 2014 (all European cash trading activity is double counted to include both buys and sells):

Euronext Cash Products and Derivatives:
Euronext cash products trades (in millions)	100
Euronext cash products revenue capture	$0.59
Euronext derivatives contracts traded (in millions)	39
Euronext derivatives contracts rate per contract	$0.45
Euronext cash products include equities, ETFs, structured products and bonds. Euronext derivatives include equity index products, single stock equities, and futures and options based on currencies, wheat-milling, rapeseed, corn and barley malting products.
Following our acquisition of NYSE Euronext, we earn market data fees relating to our cash trading market data services. For Euronext, we charge for the use of Euronext’s cash trading real-time market data services. We also collect annual license fees from vendors for the right to distribute Euronext market data to third parties and a service fee from vendors for direct connection to market data. We also derive revenues from selling historical and reference data about securities, and by publishing the daily official lists for the Euronext markets. The principal drivers of market data revenues are the number of end-users and the prices for data packages.
Following the NYSE Euronext acquisition, we recognize listing fee revenues in our Euronext cash equity markets. Original listing fees are recognized as revenue on a straight-line basis over estimated service periods of nine years for the Euronext cash equities markets. Other corporate action listing fees are recognized as revenue on a straight-line basis over estimated service periods of six years for the Euronext cash equities markets. Unamortized balances are recorded as deferred revenue in our consolidated balance sheet. The unamortized deferred revenue balance as of March 31, 2014 for the Euronext listing fees was $10 million relating to listing fees incurred and billed and not yet recognized as revenue subsequent to the November 13, 2013 acquisition through March 31, 2014.
Operating Expenses
The following table presents our consolidated operating expenses (dollars in millions):

	Three Months Ended March 31,
	2014	2013	Change
Compensation and benefits	$199	$66	200%
Technology and communication	48	11	346
Professional services	64	8	762
Rent and occupancy	31	8	275
Acquisition-related transaction and integration costs	61	18	241
Selling, general and administrative	32	9	250
Depreciation and amortization	88	32	175
Total operating expenses	$523	$152	244%
Compensation and benefits expenses
Compensation and benefits expenses increased for the three months ended March 31, 2014, from the comparable period in 2013, primarily due to increases in our employee headcount. Our employee headcount increased primarily relating to the NYSE Euronext acquisition. Headcount increased from 1,105 employees as of March 31, 2013 to 4,048 employees as of March 31, 2014 and, excluding the NYSE Euronext employees, increased to 1,167 employees as of March 31, 2014, an increase of 6% compared to the prior year period. As of March 31, 2014, we had 2,881 employees relating to our NYSE Euronext acquisition, a decrease of 8% compared to the 3,099 NYSE Euronext employees as of December 31, 2013. We recognized $128 million in compensation and benefits expenses relating to NYSE Euronext during the three months ended March 31, 2014.
In addition to the headcount increase relating to the NYSE Euronext employees, additional headcount increases were primarily due to other acquisitions and internal hiring for clearing, technology, compliance operations and relating to various hires in Atlanta as a result of the NYSE Euronext integration. Non-cash compensation expenses recognized in our consolidated financial statements for employee stock options and restricted stock were $17 million and $15 million for the three months ended March 31, 2014 and 2013, respectively, with the increase primarily relating to a greater number of employees receiving non-cash awards due to the headcount increases. We recorded $30 million in NYSE Euronext employee termination costs that occurred during the three months ended March 31, 2014, which are included in the acquisition-related transaction and integration costs discussed below.
Technology and Communication Expenses
Technology and communication expenses increased for the three months ended March 31, 2014, from the comparable period in 2013, primarily due to costs incurred at NYSE Euronext following our acquisition. We recognized $35 million in technology and communication expenses relating to NYSE Euronext during the three months ended March 31, 2014.
Professional Services Expenses
Professional services expenses increased for the three months ended March 31, 2014, from the comparable period in 2013, primarily due to costs incurred at NYSE Euronext following our acquisition. We recognized $55 million in professional services expenses relating to NYSE Euronext during the three months ended March 31, 2014.
Rent and Occupancy Expenses
Rent and occupancy expenses increased for the three months ended March 31, 2014, from the comparable period in 2013, primarily due to costs incurred at NYSE Euronext following our acquisition, partially offset by $4 million in duplicate rent expenses and lease termination costs relating to the consolidation of multiple New York office locations that occurred during the three months ended March 31, 2013. We recognized $25 million in rent and occupancy expenses relating to NYSE Euronext during the three months ended March 31, 2014.

Acquisition-Related Transaction and Integration Costs
We incurred $61 million in acquisition-related transaction and integration costs during the three months ended March 31, 2014 primarily relating to our acquisitions of NYSE Euronext and SMX and the integration of NYSE Euronext. Of this amount, $48 million related to NYSE Euronext integration costs incurred during the three months ended March 31, 2014, primarily for employee termination costs, costs incurred relating to the potential Euronext IPO and professional services costs incurred relating to the integration. We incurred acquisition-related transaction costs during the three months ended March 31, 2013 primarily relating to our pending acquisition of NYSE Euronext and the acquisition of ICE Endex.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased for the three months ended March 31, 2014, from the comparable period in 2013, primarily due to costs incurred at NYSE Euronext following our acquisition. We recognized $22 million in selling, general and administrative expenses relating to NYSE Euronext during the three months ended March 31, 2014.
Depreciation and Amortization Expenses
We recorded amortization expenses on the intangible assets acquired as part of our acquisitions, as well as on the Russell licensing agreement intangible assets, of $42 million and $17 million for the three months ended March 31, 2014 and 2013, respectively. Amortization expenses increased for the three months ended March 31, 2014, from the comparable period in 2013, primarily due to additional amortization expenses recorded on the intangible assets associated with our acquisition of NYSE Euronext. We recognized $26 million in amortization expenses on the NYSE Euronext intangible assets during the three months ended March 31, 2014.
We recorded depreciation expenses on our fixed assets of $46 million and $16 million for the three months ended March 31, 2014 and 2013, respectively. We recognized $27 million in depreciation expenses relating to the NYSE Euronext fixed assets during the three months ended March 31, 2014. Depreciation expenses also increased primarily due to additional depreciation expenses recorded on increased fixed asset additions and capitalized internally developed software. See “- Cash Flow - Investing Activities” below.

Non-Operating Income (Expenses)
The following tables present our consolidated non-operating income (expenses) (dollars in millions):

	Three Months Ended March 31,
	2014	2013	Change
Other income (expense):
Interest expense	(27)	(10)	178
Other income (expense), net	(2)	1	n/a
Total other expense, net	$(29)	$(9)	224%
Net income attributable to non-controlling interest	$(13)	$(2)	622%
The increase in interest expense is primarily due to an increase in the overall amount of debt outstanding during the last year. See “- Debt” below. We incurred foreign currency transaction losses of $4 million and $1 million for the three months ended March 31, 2014 and 2013, respectively. Foreign currency gains and losses are recorded in other income (expense) and relate to the settlement of foreign currency assets, liabilities and payables that occur through our foreign operations that are received in non-functional currencies due to the increase or decrease in the period-end foreign currency exchange rates between periods. We recognized dividend income received relating to our Cetip investment in other income (expense), which was $1 million for both the three months ended March 31, 2014 and 2013.
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests. The increase in the net income attributable to non-controlling interest during the three months ended March 31, 2014, from the comparable period in 2013, is primarily due to the increase in the CDS clearing revenues during the current year period relating to the minority interest in our CDS clearing subsidiaries and net income during the three months ended March 31, 2014 relating to the AMEX Options minority ownership interest we acquired following our acquisition of NYSE Euronext in November 2013.

Income Tax Provision
Consolidated income tax expense from continuing operations was $107 million and $54 million for the three months ended March 31, 2014 and 2013, respectively. The change in consolidated income tax expense between periods is primarily due to the change in our pre-tax income. Our effective tax rate from continuing operations was 28% for both the three months ended March 31, 2014 and 2013. The effective tax rates for the three months ended March 31, 2014 and 2013 are lower than the federal statutory rate primarily due to favorable foreign tax rate differentials, partially offset by state income taxes. Favorable foreign income tax rate differentials result primarily from lower tax rates in the United Kingdom, the Netherlands and various other lower tax jurisdictions.

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

	Three Months Ended,
	March 31, 2014(1)	December 31, 2013(1)	September 30, 2013	June 30, 2013	March 31, 2013
Revenues:
Natural gas futures and options contracts	$57	$51	$44	$55	$56
Brent crude futures and options contracts	49	50	58	62	58
Gasoil futures and options contracts	21	21	24	26	25
Other oil futures and options contracts	23	21	25	25	25
Power futures and options contracts	20	18	17	20	19
Emissions and other energy futures and options contracts	23	18	15	18	20
Sugar futures and options contracts	28	18	23	27	22
Other agricultural and metals futures and options contracts	26	20	16	24	22
Interest rates futures and options contracts	80	37	—	—	—
Other financial futures and options contracts	47	28	9	11	9
Credit default swaps	43	34	38	40	33
U.S. and European cash equities and U.S. equity options	409	185	—	—	—
Other	14	13	11	11	11
Total transaction and clearing fees, net	840	514	280	319	300
Market data fees	133	91	40	40	41
Listing fees	91	35	—	—	—
Other revenues	134	93	18	13	11
Total revenues	1,198	733	338	372	352
Transaction-based expenses	266	121	—	—	—
Total revenues, less transaction-based expenses	932	612	338	372	352
Compensation and benefits	199	138	60	67	66
Technology and communication	48	33	13	12	11
Professional services	64	37	7	8	8
Rent and occupancy	31	20	5	10	8
Acquisition-related transaction and integration costs	61	133	6	8	18
Selling, general and administrative	32	27	10	9	9
Depreciation and amortization	88	61	35	33	32
Total operating expenses	523	449	136	147	152
Operating income	409	163	202	225	200
Other expense, net(2)	29	264	9	8	9
Income tax expense	107	69	48	59	54
Income (loss) from continuing operations	273	(170)	145	158	137
Income from discontinued operations, net of tax	2	—	—	—	—
Net income (loss)	$275	$(170)	$145	$158	$137
Net income attributable to non-controlling interest	(13)	(6)	(4)	(5)	(2)
Net income (loss) attributable to ICE Group	$262	$(176)	$141	$153	$135

(1)	We acquired NYSE Euronext on November 13, 2013 and have included their financial results in our results of operations for all periods subsequent to the acquisition date.

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
Upon maturity of old issuances of commercial paper and to the extent old issuances are not repaid by cash on hand, we are exposed to the rollover risk of not being able to issue new commercial paper. In order to mitigate the rollover risk, we maintain an undrawn backstop bank revolving credit facility for an aggregate amount equaling at any time the amount issued under our commercial paper program. In case we would not be able to issue new commercial paper, we could draw on the backstop revolving facility, which would result in higher interest expense. See “- Debt” below.
Consolidated cash and cash equivalents were $964 million and $961 million as of March 31, 2014 and December 31, 2013, respectively. We had $441 million and $398 million in short-term and long-term investments as of March 31, 2014 and December 31, 2013, respectively, and $501 million and $438 million in short-term and long-term restricted cash and investments as of March 31, 2014 and December 31, 2013, respectively.
As of March 31, 2014, the amount of unrestricted cash held by our non-U.S. subsidiaries was $543 million. While we consider our non-U.S. earnings to be indefinitely reinvested overseas, if these cash balances are needed for our operations in the United States, any repatriation by way of dividend may be subject to both U.S. federal and state income taxes, as adjusted for any non-U.S. tax credits. However, we do not have any current needs or foreseeable plans to repatriate cash by way of dividends from our non-U.S. subsidiaries.
As of March 31, 2014, $450 million remains available for stock repurchases under our stock repurchase program. We did not repurchase any shares of our common stock on the open market during the three months ended March 31, 2014. We expect to fund any remaining share repurchases with a combination of cash on hand, future cash flows and by borrowing under our credit facilities. The timing and extent of any future repurchases is at the discretion of our management and will depend upon market conditions, our stock price and our strategic plans at that time. We may discontinue our stock repurchases at any time.
Cash Flow
The following tables present the major components of net increases in cash and cash equivalents (in millions):

	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in):
Operating activities from continuing operations	$519	$150
Investing activities from continuing operations	(249)	(116)
Financing activities from continuing operations	(266)	(252)
Discontinued operations	—	—
Effect of exchange rate changes	(1)	(3)
Net increase (decrease) in cash and cash equivalents	$3	$(221)
Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital. The $369 million increase in net cash provided by operating activities from continuing operations for the three months ended March 31, 2014, from the comparable period in 2013, is primarily due to the $138 million increase in our net income and due to the $306 million increase in our deferred revenue balance from the prior year period. Our net income increased primarily due to the net income relating to NYSE Euronext during the three months ended March 31, 2014. The annual listing fees were billed in January 2014 and are recognized as revenue during the fiscal year 2014. The deferred revenue increase is primarily relating to the $336 million in NYSE Euronext billings for annual listing fees, net of the amount recognized in earnings and net of the cash still to be collected from customers as of March 31, 2014. See “- ICE Segment Listing Fees" above.
Investing Activities
Consolidated net cash used in investing activities from continuing operations for the three months ended March 31, 2014 and 2013 primarily relates to cash paid for acquisitions, increases in the restricted cash and investment balances and capital expenditures and capitalized software development costs. We paid cash for acquisitions, net of cash acquired, of $142 million and $44 million, respectively, for the three months ended March 31, 2014 and 2013 primarily relating to the SMX and ICE Endex acquisitions. We had net increases in restricted cash and investments of $60 million and $48 million for the three months ended March 31, 2014 and 2013, respectively. The restricted cash increase in 2014 primarily related to a $50 million contribution to the ICE Clear U.S. guaranty fund as of January 1, 2014 in connection with ICE Clear U.S.’s recognition as a third party QCCP. The restricted cash increase in 2013 primarily relating to increases in the regulatory capital of ICE Futures Europe and ICE Clear Europe due to adjustments to the regulatory capital calculations to no longer allow for certain deductions in the calculations of the six months of operating expenditures. We had capital expenditures of $31 million and $15 million for the three months ended March 31, 2014 and 2013, respectively, and we had capitalized software development expenditures of $20 million and $9 million for the three months ended March 31, 2014 and 2013, respectively. The capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platforms and clearing houses and leasehold improvements associated with the new office space in Atlanta and New York.
Financing Activities
Consolidated net cash used in financing activities from continuing operations for the three months ended March 31, 2014 primarily relates to $161 million in repayments under our debt facilities, $76 million in dividend and dividend equivalent payments to our shareholders and $36 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises. Consolidated net cash used in financing activities for the three months ended March 31, 2013 primarily relates to $222 million in repayments under our debt facilities, $20 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises and $10 million in purchases of subsidiary shares from non-controlling interests. See “- Debt” below for a discussion of the debt facilities.
Debt
Our total debt, including short-term and long-term debt, consisted of the following as of March 31, 2014 and December 31, 2013 (in millions):

	As of March 31, 2014	As of December 31, 2013
Debt:
Commercial Paper	$930	$1,080
2011 Credit Facilities - Term Loan Facility	367	55
Short-term debt	1,297	1,135
Senior Notes:
2018 Senior Notes (2.5% senior unsecured notes due October 15, 2018)	600	599
2023 Senior Notes (4.0% senior unsecured notes due October 15, 2023)	794	794
NYSE Euronext Notes:
NYSE Euronext EUR Notes (5.375% senior unsecured notes due June 30, 2015)	1,336	1,353
NYSE Euronext USD Notes (2.0% senior unsecured notes due October 5, 2017)	854	854
2011 Credit Facilities - Term Loan Facility	—	323
Long-term debt	3,584	3,923
Total debt	$4,881	$5,058
2014 Credit Facility
On April 3, 2014, we, as parent borrower, and our subsidiary ICE Europe Parent Limited, as subsidiary borrower, entered into a new $3.0 billion senior unsecured revolving credit facility, or the 2014 Credit Facility, pursuant to a credit agreement dated as of April 3, 2014 with Wells Fargo Bank, National Association, or Wells Fargo, as administrative agent, issuing lender and swingline lender, Bank of America, N.A., as syndication agent, and the lenders party thereto. The 2014 Credit Facility includes an option for us to propose an increase in the aggregate amount by up to $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. We incurred $11 million in debt issuance costs in connection with the 2014 Credit Facility, which will be amortized over the term of the agreement.
The 2014 Credit Facility matures on April 3, 2019. Amounts borrowed under the 2014 Credit Facility may be prepaid at any time without premium or penalty. The 2014 Credit Facility provides for a $3.0 billion multi-currency revolving facility, with sub-limits for non-dollar borrowings, swingline borrowings and letters of credit. No amounts have currently been drawn under the 2014 Credit Facility. As of April 3, 2014, of the $3.0 billion that was available for borrowing under the 2014 Credit Facility, $1.3 billion is required to back stop the amount outstanding at that time under the Commercial Paper Program and $303 million is reserved for our clearing houses, as discussed below. As of April 3, 2014, the remaining $1.4 billion is available to us to use for working capital and general corporate purposes, and any portion of the revolving credit facility no longer necessary in the future to be reserved for the foregoing purposes will be available to us to use for working capital and general corporate purposes.
Borrowings under the 2014 Credit Facility will bear interest on the principal amount outstanding at either (a) LIBOR plus an applicable margin rate or (b) a “base rate” plus an applicable margin rate; provided, however, that all loans denominated in a foreign currency will bear interest at LIBOR plus an applicable margin rate. The “base rate” equals the higher of (i) Wells Fargo’s prime rate, (ii) the federal funds rate plus 0.50%, or (iii) the one month LIBOR rate plus 1.00%. The applicable margin rate is based upon our public long term debt ratings and ranges from 0.875% to 1.50% on LIBOR borrowings and from 0.00% to 0.50% on base rate borrowings.
The 2014 Credit Facility includes an unutilized revolving credit commitment fee that is equal to the unused maximum revolver amount, multiplied by an applicable commitment fee rate and is payable in arrears on a quarterly basis. The applicable commitment fee rate ranges from 0.080% to 0.200%. As of April 3, 2014, the applicable commitment fee rate was 0.125% based on our current long term debt ratings.
Of the amounts available under the 2014 Credit Facility: (i) $150 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear Europe, (ii) $100 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear Credit, (iii) $50 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear U.S., and (iv) $3 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear Canada. From time to time, we may agree to provide additional liquidity to our subsidiaries to meet regulatory capital requirements, general corporate purposes or short term liquidity needs.
The 2014 Credit Facility contains customary representations and warranties, covenants and events of default, including a leverage ratio, as well as limitations on liens on our assets, indebtedness of non-obligor subsidiaries, the sale of all or substantially all of our assets, and other matters.
Revolving Facility and Term Loan Facility (2011 Credit Facilities)
In November 2011, we entered into senior unsecured credit facilities in the aggregate amount of $2.6 billion, or the 2011 Credit Facilities. The 2011 Credit Facilities consisted of (i) an aggregate $500 million five-year senior unsecured term loan facility, or the Term Loan Facility, and (ii) an aggregate $2.1 billion five-year senior unsecured multicurrency revolving credit facility, or the Revolving Facility. The 2011 Credit Facilities were scheduled to mature on November 9, 2016. As of March 31, 2014, we had $367 million aggregate principal amount of borrowings outstanding under the Term Loan Facility, in the form of a LIBOR rate loan with a stated interest rate of 2.0275% per annum.
In connection with our entering into the 2014 Credit Facility on April 3, 2014, the 2011 Credit Facilities were terminated and the $367 million outstanding under the Term Loan Facility was repaid through the issuance of new commercial paper, as discussed below. The $367 million is reflected as short-term debt as of March 31, 2014. No amounts were outstanding under the Revolving Facility.
364 Day Facility
In July 2013, we entered into a $600 million 364 day senior unsecured revolving credit facility, or the 364 Day Facility. The 364 Day Facility was available for working capital and general corporate purposes. In connection with our entering into the 2014 Credit Facility, the 364 Day Facility was terminated on April 3, 2014, at which time no amounts were outstanding.
Commercial Paper Program
In December 2013, we entered into a U.S. dollar commercial paper program, or the Commercial Paper Program. The Commercial Paper Program is currently backed by the borrowing capacity available under the 2014 Credit Facility, equal to the amount of the commercial paper that is issued and outstanding at any given point in time. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (such as USD LIBOR). The fluctuation of these rates due to market conditions may therefore impact the interest expense incurred by us.
Commercial paper notes of $930 million and original maturities ranging from 1 to 60 days were outstanding as of March 31, 2014 under the Commercial Paper Program. As of March 31, 2014, the weighted average interest rate on the $930 million outstanding under the Commercial Paper Program was 0.33% per annum, with a weighted average maturity of 35 days. We used the net proceeds from $367 million in new commercial paper issued under the Commercial Paper Program on April 1, 2014 to repay the $367 million that was outstanding under the Term Loan Facility as discussed above.

Senior Notes and NYSE Euronext Notes
In October 2013, we issued $600 million aggregate principal amount of 2.50% senior unsecured fixed rate notes due October 2018, or the 2018 Senior Notes, and $800 million aggregate principal amount of 4.00% senior unsecured fixed rate notes due October 2023, or the 2023 Senior Notes, together with the 2018 Senior Notes, the Senior Notes. In connection with the acquisition of NYSE Euronext, one of our subsidiaries assumed the outstanding NYSE Euronext debt instruments, which included $850 million of 2.0% senior unsecured fixed rate notes due in October 2017, or the NYSE Euronext USD Notes, and €920 million ($1.3 billion) of 5.375% senior unsecured fixed rate notes due in June 2015, or the NYSE Euronext EUR Notes, and together with the NYSE Euronext USD Notes, the NYSE Euronext Notes.
Future Capital Requirements
Our future capital requirements will depend on many factors, including the rate of our trading and clearing volume growth, strategic plans and acquisitions, required technology and clearing initiatives, regulatory requirements, the timing and introduction of new products and enhancements to existing products, the geographic mix of our business, and the continuing market acceptance of our electronic platforms. We currently expect to make aggregate operational capital expenditures and to incur capitalized software development costs ranging between $200 million and $210 million for the year ended December 31, 2014, which we believe will support the enhancement of our technology and the continued expansion of our businesses. In addition, we currently expect $70 million to $80 million in capital expenditures during 2014 on real estate expenditures, primarily associated with our new headquarters in Atlanta and our headquarters in New York.
Our board of directors has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be determined quarterly by the board or audit committee of the board of directors taking into account such factors as our evolving business model, prevailing business conditions and our financial results and capital requirements, without a predetermined annual net income payout ratio. During the first quarter of 2014, we paid a quarterly dividend of $0.65 per share of our common stock for an aggregate payout of $76 million, which includes the payment of dividend equivalents.
As of March 31, 2014, we have $4.9 billion in outstanding debt. See “- Debt” above. We currently have $3.0 billion available for borrowing under our 2014 Credit Facility. The Commercial Paper Program is backed by the borrowing capacity available under the 2014 Credit Facility, with the amount under the 2014 Credit Facility reserved equal to the amount of the commercial paper that is issued and outstanding. After factoring in the $1.3 billion currently required to back stop the Commercial Paper Program and the $303 million reserved for our clearing houses as discussed above, $1.4 billion of our 2014 Credit Facility is currently available for general corporate purposes.
The 2014 Credit Facility and the Commercial Paper Program are currently the only significant agreements or arrangements that we have with third parties for liquidity and capital resources. In the event of any strategic acquisitions, mergers or investments, or if we are required to raise capital for any reason or desire to return capital to our stockholders, we may incur additional debt, issue additional equity to raise the necessary funds, repurchase additional shares of our common stock or pay a dividend. However, we cannot provide assurance that such financing or transactions will be available or successful, or that the terms of such financing or transactions will be favorable to us. We believe that our cash flows from operations will be sufficient to fund our debt, working capital needs and capital expenditure requirements for the foreseeable future. We also expect to use the net proceeds of the planned IPO of Euronext and the planned NYSE Technology divestiture to pay down certain of our outstanding debt. See “- Recent Developments” above.
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
Non-U.S. GAAP Financial Measures
We use non-U.S. GAAP measures internally to evaluate our performance and in making financial and operational decisions. When viewed in conjunction with our U.S. GAAP results and the accompanying reconciliation, we believe that our presentation of these measures provides investors with greater transparency and a greater understanding of factors affecting our financial condition and results of operations than U.S. GAAP measures alone. In addition, we believe the presentation of these measures is useful to investors for period-to-period comparison of results because the items described below are not reflective of our core business performance. These financial measures are not in accordance with, or an alternative to, U.S. GAAP financial measures and may be different from non-U.S. GAAP measures used by other companies. We use adjusted net income attributable to ICE Group and adjusted earnings per share attributable to ICE Group common shareholders because we believe they more clearly highlight trends in our business that may not otherwise be apparent when relying solely on U.S. GAAP financial measures, since these measures eliminate from our results specific financial items that have less bearing on our operating performance. We strongly recommend that investors review the U.S. GAAP financial measures included in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the notes thereto.
Adjusted income from continuing operations and adjusted net income attributable to ICE Group for the periods presented below are calculated by adding to them or subtracting from them the adjustments described below, which are not reflective of our core business performance, and their related income tax effect (in millions, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Income from continuing operations	$273	$137
Add: NYSE Euronext transaction and integration costs and SMX and ICE Endex banker success fees	60	17
Add: Duplicate rent expenses and lease termination costs	—	4
Less: Income tax effect related to the items above	(21)	(7)
Less: Net income from continuing operations attributable to non-controlling interest	(13)	(2)
Adjusted income from continuing operations	$299	$149

Net income attributable to ICE Group	$262	$135
Add: NYSE Euronext transaction and integration costs and SMX and ICE Endex banker success fees	60	17
Add: Duplicate rent expenses and lease termination costs	—	4
Less: Income tax effect related to the items above	(21)	(7)
Adjusted net income attributable to ICE Group	$301	$149

Basic earnings per share attributable to ICE Group common shareholders:
Continuing operations	$2.27	$1.86
Discontinued operations	0.01	—
Basic earnings per share	$2.28	$1.86
Basic weighted average common shares outstanding	115	73
Diluted earnings per share attributable to ICE Group common shareholders:
Continuing operations	$2.26	$1.85
Discontinued operations	0.01	—
Diluted earnings per share	$2.27	$1.85
Diluted weighted average common shares outstanding	116	73

Adjusted basic earnings per share attributable to ICE Group common shareholders:
Continuing operations	$2.60	$2.05
Discontinued operations	0.01	—
Adjusted basic earnings per share	$2.61	$2.05
Basic weighted average common shares outstanding	115	73
Adjusted diluted earnings per share attributable to ICE Group common shareholders:
Continuing operations	$2.59	$2.03
Discontinued operations	0.01	—
Adjusted diluted earnings per share	$2.60	$2.03
Diluted weighted average common shares outstanding	116	73
We include acquisition-related transaction costs as part of our core business expenses, except for those that are directly related to the announcement, closing, financing or termination of a transaction. However, we are including all of the acquisition-related transaction and integration costs relating to our acquisition of NYSE Euronext as non-U.S. GAAP adjustments given the size of the acquisition. During the three months ended March 31, 2014 and 2013, in addition to the NYSE Euronext acquisition-related transaction and integration costs, we also include as adjustments the duplicate rent expenses and lease termination costs we incurred as we consolidated multiple New York office locations during the three months ended March 31, 2013, and the banker success fees relating to the acquisition of ICE Endex during the three months ended March 31, 2013 and SMX during the three months ended March 31, 2014. For additional information on these items, see “- Operating Expenses” above.
Contractual Obligations and Commercial Commitments
In the first quarter of 2014, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
New and Recently Adopted Accounting Pronouncements
In the first quarter of 2014, there were no significant new and recently adopted accounting pronouncements that are applicable to us.
Critical Accounting Policies and Estimates
In the first quarter of 2014, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a result of our operating and financing activities, we are exposed to market risks such as interest rate risk, foreign currency exchange rate risk and credit risk. We have implemented policies and procedures designed to measure, manage, monitor and report risk exposures, which are regularly reviewed by the appropriate management and supervisory bodies.
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash and investments, and indebtedness. As of March 31, 2014 and December 31, 2013, our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash and investments were $1.9 billion and $1.8 billion, respectively, of which $935 million and $819 million, respectively, were denominated in Brazilian reais, pounds sterling, euros or Canadian dollars. Our investment in Cetip, which is recorded as an available-for-sale, long-term investment and was recorded in and is held in Brazilian reais, was valued at $384 million as of March 31, 2104, including an unrealized gain of $60 million. Changes in the fair value of the Cetip investment are reflected in accumulated other comprehensive income and do not impact earnings, except to the extent that unrealized losses are deemed to be other than temporary. The remaining investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical decrease in long-term interest rates to zero basis points would decrease annual pre-tax earnings by less than $1 million as of March 31, 2014, assuming no change in the amount or composition of our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash and investments.
As of March 31, 2014, we had $4.9 billion in outstanding debt, of which $1.4 billion relates to the Senior Notes and $2.2 billion relates to the NYSE Euronext Notes, both of which bear interest at fixed interest rates. Of the remaining amount outstanding, $930 million relates to the Commercial Paper Program and $367 million related to the Term Loan Facility, both of which bear interest at fluctuating rates and, therefore, subjected us to interest rate risk. On April 3, 2014, the Term Loan Facility was terminated and the $367 million outstanding under the Term Loan Facility was repaid through the issuance of new commercial paper. A hypothetical 100 basis point increase in long-term interest rates relating to the amounts currently outstanding under the Commercial Paper Program would decrease annual pre-tax earnings by $9 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity. The interest rates on our Commercial Paper Program are currently reset on a daily, weekly or monthly basis. See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt” included elsewhere in this Quarterly Report on Form 10-Q.
Foreign Currency Exchange Rate Risk
As an international business, we are subject to foreign currency exchange rate risk. We may experience gains or losses from foreign currency transactions in the future given that a significant part of our assets, liabilities, revenues and expenses are recorded in euros or pounds sterling. Certain assets, liabilities, revenues and expenses of foreign subsidiaries are denominated in the local functional currency of such subsidiaries.
Our exposure to foreign denominated earnings for the three months ended March 31, 2014 is presented by primary foreign currency in the following table (in millions, except average exchange rates):

	Three Months Ended March 31, 2014
	Euro	Pound Sterling
Average exchange rate to the U.S. dollar in the current year period	$1.3705	$1.6546
Average exchange rate to the U.S. dollar in the same period one year before	$1.3220	$1.5535
Foreign denominated percentage of:
Revenues, less transaction-based expenses	22%	14%
Operating expenses	9%	16%
Operating income	38%	11%
Impact of the currency fluctuations (1) on:
Revenues, less transaction-based expenses	$7	$8
Operating expenses	$2	$5
Operating income	$6	$3

(1)	Represents the impact of currency fluctuation for the three months ended March 31, 2014 compared to the same period in the prior year.
NYSE Euronext, which we acquired in November 2013, has a significant part of its assets, liabilities, revenues and expenses recorded in euros or pounds sterling. For the three months ended March 31, 2014, 36% of our consolidated revenues, less transaction-based expenses, were denominated in euros or pounds sterling and 25% of our consolidated expenses were denominated in euros or pounds sterling. As the euro or pound sterling exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.
We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We had foreign currency transaction losses of $4 million and $1 million for the three months ended March 31, 2014 and 2013, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. A 10% adverse change in the underlying foreign currency exchange rates as of March 31, 2014 would result in a foreign currency transaction loss of $5 million, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity.
We entered into foreign currency hedging transactions during the three months ended March 31, 2014 and 2013 as economic hedges to hedge a portion of our foreign currency transaction exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure.
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

	As of March 31, 2014
	Position in euros	Position in pounds sterling
Assets	€3,021	£4,215
of which goodwill represents	1,529	1,639
Liabilities	1,544	457
of which borrowings represent	1,007	—
Net currency position before hedging activities	€1,477	£3,758
Impact of hedging activities	26	—
Net currency position	€1,503	£3,758
Impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$207	$627
To hedge against these exposures, as of March 31, 2014, we had €25 million ($35 million) of euro/U.S. dollar and £15 million ($25 million) of pound sterling/U.S. dollar foreign exchange hedging contracts outstanding. These contracts matured in April 2014 and had no fair value as of March 31, 2014. Additionally, NYSE Euronext's borrowing in euro of €1.0 billion ($1.2 billion) constitutes a partial hedge of NYSE Euronext's net euro investment in foreign entities.
As of March 31, 2014 and December 31, 2013, the portion of our equity attributable to accumulated other comprehensive income from foreign currency translation was $422 million and $377 million, respectively. Based on March 31, 2014 net currency positions, a hypothetical 10% decrease of euro against U.S. dollar would negatively impact our equity by $216 million and a hypothetical 10% decrease of pound sterling against U.S. dollar would negatively impact our equity by $566 million. For the three months ended March 31, 2014, currency exchange rate differences had a positive impact of $45 million on our consolidated equity.
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
Our clearing houses hold material amounts of clearing member cash deposits which are invested to generate interest income for our clearing members. Refer to note 9 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q, for more information on the clearing houses cash deposits, which were $42.8 billion as of March 31, 2014. For a summary of the risks associated with this investment activity and how these risks are mitigated, see Part II, Item 7(A) “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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
During the quarter ended December 31, 2013, we acquired NYSE Euronext and are in the process of integrating the acquired business into our overall internal control over financial reporting process. As a result, we are excluding the acquired NYSE Euronext business from the assessment of internal control over financial reporting in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope for 12 months following the acquisition.
(b)  Changes in Internal Controls over Financial Reporting.    There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As a result, no corrective actions were taken.

PART II. Other Information

ITEM 1.    LEGAL PROCEEDINGS
We are from time to time subject to legal proceedings and claims, like the ones described below, concerning matters arising in connection with the conduct of our business. It is possible that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to legal proceedings and claims.

On April 18, 2014, a purported class action lawsuit was filed in the U.S. District Court for the Southern District of New York (the "Southern District") by the City of Providence, Rhode Island, against more than 40 defendants, including "Exchange Defendants", "Brokerage Defendants" and “HFT [High Frequency Trading] Defendants”. New York Stock Exchange LLC and NYSE Arca, Inc., two of our subsidiaries, are among the named Exchange Defendants. Plaintiff is suing on behalf of a class of “all public investors” who bought  or sold stock on a U.S.-based exchange or alternative trading venue from April 18, 2009 to the present. The complaint asserts violations by all Exchange Defendants of Sections 10(b) and 6(b) of the Securities Exchange Act of 1934. The complaint seeks unspecified compensatory damages against all defendants, jointly and severally, as well as various forms of equitable relief. On May 2, 2014, a purported class action lawsuit with similar allegations and legal claims was filed in the Southern District by American European Insurance Company against most of the same entities (including New York Stock Exchange LLC and NYSE Arca, Inc.) named as defendants in the City of Providence lawsuit. Additional information may be obtained from the complaints, which are styled, respectively, as City of Providence v. BATS Global Markets, Inc. et al., Case No. 14-cv-2811 (S.D.N.Y.), and American European Insurance Company v. BATS Global Markets, Inc. et al., Case No. 14-cv-3133 (S.D.N.Y.). The ultimate outcome of these matters cannot reasonably be predicted at this time.

ITEM  1(A).     RISK FACTORS

In the first quarter of 2014, there were no significant changes to our risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” in our 2013 Form 10-K. In addition to the other information set forth in this Quarterly Report, including the Regulatory Update Section of Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the factors discussed under “Risk Factors” in our 2013 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
Not applicable.

ITEM 6.        EXHIBITS

Exhibit Number		Description of Document

3.1	—
Second Amended and Restated Bylaws of IntercontinentalExchange Group, Inc. (incorporated by reference to Exhibit 3.1 to IntercontinentalExchange Group, Inc.'s Current Report on Form 8-K filed with the SEC on March 21, 2014).

10.1	—
Amendment to the Amended and Restated Employment Agreement, dated as of February 10, 2014, between Duncan L. Niederauer, NYSE Euronext Holdings LLC and IntercontinentalExchange Group, Inc. (incorporated by reference to Exhibit 10.53 to IntercontinentalExchange Group, Inc.'s Annual Report on Form 10-K filed with the SEC on February 14, 2014).

10.2	—
Credit Agreement dated as of April 3, 2014 among IntercontinentalExchange Group, Inc. and ICE Europe Parent Limited, as borrowers, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swingline lender, Bank of America, N.A., as syndication agent, and each of the lenders party thereto for an aggregate $3.0 billion five-year senior unsecured revolving credit facility (incorporated by reference to Exhibit 10.1 to IntercontinentalExchange Group, Inc.'s Current Report on Form 8-K filed with the SEC on April 7, 2014).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	—	Section 1350 Certification of Chief Executive Officer.

32.2	—	Section 1350 Certification of Chief Financial Officer.

101	—
The following materials from IntercontinentalExchange Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Income (Loss) and Redeemable Non-Controlling Interest (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*
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

INTERCONTINENTALEXCHANGE GROUP, INC. (Registrant)

Date: May 8, 2014	By:	/s/ Scott A. Hill
Scott A. Hill
Chief Financial Officer
(Principal Financial Officer)