Form 10-Q
period 2014-06-30
Intercontinental Exchange, Inc.
filed 2014-08-07
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number 001-36198

INTERCONTINENTAL EXCHANGE, INC.
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

(Do not check if a smaller company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☑
As of August 4, 2014, the number of shares of the registrant’s Common Stock outstanding was 113,442,117 shares.

INTERCONTINENTAL EXCHANGE, INC.
Form 10-Q
Quarterly Period Ended June 30, 2014
TABLE OF CONTENTS

PART I.	Financial Statements
Item 1	Consolidated Financial Statements (Unaudited):
	Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013	2
	Consolidated Statements of Income for the six months and three months ended June 30, 2014 and 2013	4
	Consolidated Statements of Comprehensive Income for the six months and three months ended June 30, 2014 and 2013	5
	Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Income and Redeemable Non-Controlling Interest for the six months ended June 30, 2014 and for the year ended December 31, 2013	6
	Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013	7
	Notes to Consolidated Financial Statements	8
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4	Controls and Procedures	54

PART II.	Other Information
Item 1	Legal Proceedings	54
Item 1A	Risk Factors	55
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3	Defaults Upon Senior Securities	55
Item 4	Mine Safety Disclosures	55
Item 5	Other Information	55
Item 6	Exhibits	56
SIGNATURES		57

PART I. Financial Statements
Item 1.    Consolidated Financial Statements (Unaudited)

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	As of	As of
	June 30, 2014	December 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$2,057	$961
Short-term investments	26	74
Short-term restricted cash and investments	318	277
Customer accounts receivable, net of allowance for doubtful accounts of $1 at June 30, 2014 and December 31, 2013	432	482
Margin deposits and guaranty funds	46,872	42,216
Prepaid expenses and other current assets	486	249
Total current assets	50,191	44,259
Property and equipment, net	845	891
Other non-current assets:
Goodwill	8,583	9,501
Other intangible assets, net	7,957	9,404
Long-term restricted cash	229	161
Long-term investments	557	324
Other non-current assets	120	278
Total other non-current assets	17,446	19,668
Total assets	$68,482	$64,818

Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$293	$343
Accrued salaries and benefits	154	301
Deferred revenue	271	48
Short-term debt	1,683	1,135
Margin deposits and guaranty funds	46,872	42,216
Other current liabilities	397	299
Total current liabilities	49,670	44,342
Non-current liabilities:
Non-current deferred tax liability, net	2,197	2,771
Long-term debt	2,248	3,923
Accrued employee benefits	367	412
Other non-current liabilities	460	433
Total non-current liabilities	5,272	7,539
Total liabilities	54,942	51,881
Commitments and contingencies
Redeemable non-controlling interest	261	322

Equity:
Intercontinental Exchange, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; no shares issued or outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value; 500 shares authorized; 116 shares issued and outstanding at June 30, 2014 and 115 shares issued and outstanding at December 31, 2013	1	1
Treasury stock, at cost	(90)	(53)
Additional paid-in capital	9,872	9,794
Retained earnings	2,878	2,482
Accumulated other comprehensive income	582	359
Total Intercontinental Exchange, Inc. shareholders’ equity	13,243	12,583
Non-controlling interest in consolidated subsidiaries	36	32
Total equity	13,279	12,615
Total liabilities and equity	$68,482	$64,818

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Transaction and clearing fees, net	$1,482	$619	$721	$319
Market data fees	199	81	96	40
Listing fees	165	—	83	—
Other revenues	225	24	111	13
Total revenues	2,071	724	1,011	372
Transaction-based expenses:
Section 31 fees	154	—	83	—
Cash liquidity payments, routing and clearing	370	—	178	—
Total revenues, less transaction-based expenses	1,547	724	750	372
Operating expenses:
Compensation and benefits	304	133	150	67
Technology and communication	90	23	44	12
Professional services	109	16	51	8
Rent and occupancy	42	18	22	10
Acquisition-related transaction and integration costs	62	26	37	8
Selling, general and administrative	61	18	38	9
Depreciation and amortization	161	65	81	33
Total operating expenses	829	299	423	147
Operating income	718	425	327	225
Other income (expense):
Interest expense	(51)	(20)	(23)	(10)
Other income, net	15	3	16	2
Other expense, net	(36)	(17)	(7)	(8)
Income from continuing operations before income tax expense	682	408	320	217
Income tax expense	194	113	93	59
Income from continuing operations	488	295	227	158
Income from discontinued operations, net of tax	21	—	8	—
Net income	$509	$295	$235	$158
Net income from continuing operations attributable to non-controlling interest	(22)	(6)	(9)	(4)
Net income attributable to Intercontinental Exchange, Inc.	$487	$289	$226	$154
Basic earnings per share attributable to Intercontinental Exchange, Inc. common shareholders:
Continuing operations	$4.05	$3.97	$1.89	$2.11
Discontinued operations	0.19	—	0.07	—
Basic earnings per share	$4.24	$3.97	$1.96	$2.11
Basic weighted average common shares outstanding	115	73	115	73
Diluted earnings per share attributable to Intercontinental Exchange, Inc. common shareholders:
Continuing operations	$4.03	$3.94	$1.88	$2.09
Discontinued operations	0.19	—	0.07	—
Diluted earnings per share	$4.22	$3.94	$1.95	$2.09
Diluted weighted average common shares outstanding	116	73	116	73
Dividend per share	$1.30	$—	$0.65	$—
See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Net income	$509	$295	$235	$158
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (benefit) expense of ($1) and $1 for the six months and three months ended June 30, 2013, respectively	84	(44)	39	(2)
Change in fair value of available-for-sale securities	118	(62)	58	(46)
Change in fair value of net investment hedge, net of tax benefit of $12 for both the six months and three months ended June 30, 2014	21	—	21	—
Other comprehensive income (loss)	223	(106)	118	(48)
Comprehensive income	$732	$189	$353	$110
Comprehensive income attributable to non-controlling interest	(22)	(6)	(9)	(4)
Comprehensive income attributable to Intercontinental Exchange, Inc.	$710	$183	$344	$106

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Income
and Redeemable Non-Controlling Interest
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Shareholders' Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Value	Shares	Value
Balance, as of December 31, 2012	80	$1	(7)	$(717)	$1,903	$2,509	$(52)	$33	$3,677	$—
Other comprehensive income	—	—	—	—	—	—	411	—	411	—
Stock consideration issued for NYSE acquisition	42	—	—	(53)	8,347	—	—	—	8,294	—
Exercise of common stock options	—	—	—	—	13	—	—	—	13	—
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	—	—	(1)	(24)	—	—	—	—	(24)	—
Issuance of restricted stock	1	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	69	—	—	—	69	—
Tax benefits from stock option plans	—	—	—	—	8	—	—	—	8	—
Adjustment to redemption value of redeemable non-controlling interest	—	—	—	—	—	(6)	—	—	(6)	6
Acquisition of non-controlling interest	—	—	—	—	—	—	—	30	30	—
Acquisition of redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	313
Distributions of profits to non-controlling interest	—	—	—	—	—	—	—	(12)	(12)	—
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	(5)	—	—	(32)	(37)	—
Treasury shares retired in connection with formation of ICE	(8)	—	8	741	(541)	(200)	—	—	—	—
Dividends paid to shareholders	—	—	—	—	—	(75)	—	—	(75)	—
Net income attributable to non-controlling interest	—	—	—	—	—	(16)	—	13	(3)	3
Net income	—	—	—	—	—	270	—	—	270	—
Balance, as of December 31, 2013	115	1	—	(53)	9,794	2,482	359	32	12,615	322
Other comprehensive income	—	—	—	—	—	—	223	—	223	—
Exercise of common stock options	1	—	—	—	5	—	—	—	5	—
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	—	—	—	(37)	—	—	—	—	(37)	—
Stock-based compensation	—	—	—	—	55	—	—	—	55	—
Tax benefits from stock option plans	—	—	—	—	18	—	—	—	18	—
Adjustment to redemption value of redeemable non-controlling interest	—	—	—	—	—	60	—	—	60	(60)
Distributions of profits to non-controlling interest	—	—	—	—	—	—	—	(7)	(7)	(12)
Dividends paid to shareholders	—	—	—	—	—	(151)	—	—	(151)	—
Net income attributable to non-controlling interest	—	—	—	—	—	(22)	—	11	(11)	11
Net income	—	—	—	—	—	509	—	—	509	—
Balance, as of June 30, 2014	116	$1	—	$(90)	$9,872	$2,878	$582	$36	$13,279	$261

	As of	As of
	June 30, 2014	December 31, 2013
Accumulated Other Comprehensive Income was as follows:
Foreign currency translation adjustments	$461	$377
Fair value of available-for-sale securities	118	—
Fair value of net investment hedge	—	(21)
Employee benefit plans adjustments	3	3
Accumulated other comprehensive income	$582	$359

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income	$509	$295
Less: income from discontinued operations, net of tax	(21)	—
Income from continuing operations	488	295
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	161	65
Stock-based compensation	49	30
Deferred taxes	(28)	(19)
Excess tax benefits from stock-based compensation	(18)	(5)
Other	(29)	2
Changes in assets and liabilities:
Customer accounts receivable	(107)	(57)
Other current and non-current assets	46	(11)
Deferred revenue	226	25
Accrued salaries and benefits	(139)	(19)
Other current and non-current liabilities	187	76
Total adjustments	348	87
Net cash provided by operating activities from continuing operations	836	382

Investing activities:
Capital expenditures	(58)	(32)
Capitalized software development costs	(40)	(18)
Proceeds from sale of Euronext	1,984	—
Cash paid for acquisitions, net of cash acquired	(150)	(49)
Proceeds from sales of available-for-sale investments	28	—
Purchases of available-for-sale investments	(2)	(37)
Increase in restricted cash and investments	(111)	(46)
Net cash provided by (used in) investing activities from continuing operations	1,651	(182)

Financing activities:
Repayments of debt facilities	(1,090)	(330)
Dividends to shareholders	(151)	—
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(37)	(21)
Excess tax benefits from stock-based compensation	18	5
Proceeds from exercise of common stock options	5	10
Distributions of profits to non-controlling interest	(19)	(6)
Purchase of subsidiary shares from non-controlling interest	—	(10)
Other	(11)	(2)
Net cash used in financing activities from continuing operations	(1,285)	(354)
Net cash provided by operating activities from discontinued operations	55	—
Net cash used in investing activities from discontinued operations	(504)	—
Net cash provided by financing activities from discontinued operations	339	—
Effect of exchange rate changes on cash and cash equivalents	4	(1)
Net increase (decrease) in cash and cash equivalents	1,096	(155)
Cash and cash equivalents, beginning of period	961	1,612
Cash and cash equivalents, end of period	$2,057	$1,457

Supplemental cash flow disclosure:
Cash paid for income taxes	$215	$93
Cash paid for interest	$101	$13

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.	Description of Business
Intercontinental Exchange, Inc. (the “Company” or "ICE") is a leading global operator of exchanges and clearing houses. The Company currently operates 11 global exchanges and five central clearing houses. The Company was previously known as IntercontinentalExchange Group, Inc. ("ICE Group") and changed its name to Intercontinental Exchange, Inc. on June 2, 2014. ICE Group was organized on March 6, 2013 as a direct, wholly-owned subsidiary of Intercontinental Exchange Holdings, Inc. (formerly known as IntercontinentalExchange, Inc.) for the purpose of effecting the acquisition of NYSE Holdings LLC (formerly known as NYSE Euronext Holdings LLC) ("NYSE"), which occurred on November 13, 2013 (Note 3). Upon the completion of the acquisition, Intercontinental Exchange Holdings, Inc. and NYSE each became wholly-owned subsidiaries of ICE Group.
The Company, through its subsidiaries, operates regulated global markets and clearing houses, including futures exchanges, over-the counter markets and derivatives clearing houses, and is a provider of post-trade services. The Company operates these global marketplaces for trading and clearing of a broad array of derivatives markets for energy, environmental and agricultural commodities, interest rates, credit derivatives, equity derivatives, metals and currency contracts. The Company also now operates securities exchanges in the United States ("U.S.") and is a global markets operator and provider of securities listing, trading, market data products, and technology services.
On June 24, 2014, the Company sold an aggregate 65.8 million shares of common stock of Euronext N.V., a wholly-owned subsidiary (“Euronext”), representing 94% of all outstanding shares, in three transactions. The transactions include the Company’s sale of 42.2 million shares of Euronext common stock in an initial public offering (“IPO”) at €20 per share, 23.4 million shares of Euronext common stock to a group of European institutional investors at €19.20 per share and 0.2 million shares of Euronext common stock to eligible Euronext employees at €16 per share. These transactions generated an aggregate €1.4 billion ($1.9 billion) of net cash proceeds for the Company. The net cash proceeds received included cash of $220 million distributed from Euronext as part of the separation of Euronext from the Company. Euronext is comprised of the European-based exchanged acquired by the Company as part of the NYSE acquisition completed in November 2013. Due to the sale of a controlling interest in Euronext, the Company has de-consolidated the assets and liabilities of Euronext as of the IPO date and including the financial results of Euronext in discontinued operations in the accompanying unaudited consolidated financial statements. As of June 30, 2014, the Company owns 4.2 million shares of Euronext common stock, representing 6% of all outstanding shares. Additionally, during the three months ended June 30, 2014, the Company agreed to sell three companies formerly comprising NYSE Technologies, NYFIX, Metabit and Wombat, to two buyers. See Note 13 for further information on the IPO of Euronext and the sale of the three NYSE Technologies businesses. The financial results of each of these businesses have been classified as discontinued operations in the accompanying unaudited consolidated financial statements.

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
Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from these estimates. The results of operations for the six months and three months ended June 30, 2014 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned and controlled subsidiaries. All intercompany balances and transactions between the Company and its wholly-owned and controlled subsidiaries have been eliminated in consolidation. As discussed in Note 3, the Company completed the acquisition of Singapore Mercantile Exchange Pte. Ltd. (“SMX”) during the six months ended June 30, 2014 and has included the financial results of SMX in its consolidated financial statements effective from the acquisition date. As discussed in Note 13, the Company completed the IPO of Euronext on June 24, 2014 and has included the financial results of this company through this date in discontinued operations in the consolidated financial statements.

For those consolidated subsidiaries in which the Company’s ownership is less than 100% and for which the Company has control over the assets and liabilities and the management of the entity, the outside stockholders’ interests are shown as non-controlling interests.
Segment Information
The Company previously operated as a single reportable business segment as of December 31, 2013. As of March 31, 2014, the Company reported two business segments, the ICE segment and the Euronext segment, which was reflective of how the Company's chief operating decision maker reviewed and operated the Company's business. Following the IPO and de-consolidation of Euronext in June 2014, the Company reverted to one operating segment, the ICE segment, as this is reflective of how the Company's chief operating decision maker reviews and operates the Company's business as of June 30, 2014.
Recently Adopted and New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update  (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of Entity, which changes the criteria for reporting discontinued operations while enhancing disclosure requirements. This amendment clarifies the financial reporting of discontinued operations. The guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has a major effect on an entity’s operations and financial results. This amendment will be effective in the first quarter of 2015 and early adoption is permitted. The Company does not expect to adopt this amendment early, and the adoption is not expected to have a material effect on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amended revenue recognition guidance. The amendment’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This amendment will be effective for interim and annual periods beginning after December 15, 2016 and early adoption is not permitted. The Company is currently in the process of evaluating the impact of adoption of this amendment but it currently does not expect the adoption to have a material effect on the Company’s consolidated financial statements.

3.	Acquisitions
NYSE Acquisition
On November 13, 2013, the Company acquired 100% of NYSE for a combination of cash and stock. The total purchase price was $11.1 billion and included cash consideration of $2.7 billion and the issuance of 42.4 million shares of the Company's common stock to NYSE stockholders. The fair value of the shares issued was $8.4 billion based on the closing share price of the Company's common stock of $197.80 per share on November 12, 2013.
Under purchase accounting, the total purchase price was allocated to NYSE’s preliminary net tangible and identifiable intangible assets based on the estimated fair values of those assets as of November 13, 2013, as set forth below. The excess of the purchase price over the preliminary net tangible and identifiable intangible assets was recorded as goodwill. Goodwill represents potential revenue synergies related to clearing and new product development, expense synergies related to technology and clearing, and opportunities to enter new markets. The preliminary purchase price allocation is as follows (in millions):

Property and equipment	$637
Goodwill	7,370
Identifiable intangible assets	8,521
Other assets and liabilities, net	180
Deferred tax liabilities on identifiable intangible assets	(2,763)
Short-term and long-term debt	(2,529)
Non-controlling interests	(327)
Total preliminary purchase price allocation	$11,089

In performing the preliminary purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of NYSE’s business. The preliminary allocation of the purchase price will be finalized upon the completion of the fair value analysis of the acquired assets and liabilities, including the preliminary identifiable intangible assets. During the six months ended June 30, 2014, the Company adjusted the preliminary purchase price allocation based on updated fair value analyses of the NYSE tangible and intangible assets and liabilities. The fair value adjustments reflected in the tables above and below, primarily result in an increase in the customer relationships intangible assets of $60 million, an increase in the deferred tax liabilities on identifiable intangible assets of $29 million, an increase in other assets and liabilities, net of $21 million, and a corresponding decrease to goodwill of $52 million. The income statement impact for 2013 relating to these fair value adjustments is not material to the consolidated financial statements. The Company has not yet obtained all of the information related to the fair value of the acquired assets and liabilities related to the acquisition to finalize the purchase price allocation. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of income taxes and certain other tangible assets and liabilities.

The following table sets forth the components of the preliminary intangible assets and the net book value as of June 30, 2014 (in millions, except years):

Preliminary Intangible Assets	Preliminary Acquisition-Date Fair Value	Foreign Currency Translation	De-Consolidation of Euronext (Note 13)	Accumulated Amortization	Net Book Value	Useful Life
Exchange registrations and licenses	$6,960	$140	$(1,258)	$—	$5,842	Indefinite
Customer relationships	1,128	21	(165)	(35)	949	17-25 years
Trade names	320	—	(30)	(2)	288	3 years to Indefinite
Developed technology	113	1	(19)	(23)	72	3 years
Total	$8,521	$162	$(1,472)	$(60)	$7,151

The Company has incurred $46 million and $29 million in employee termination costs related to continuing operations during the six months and three months ended June 30, 2014, respectively, following the acquisition, with such costs included in acquisition-related transaction and integration costs.

The financial information in the table below summarizes the combined results of operations of the Company and NYSE, on a pro forma basis, as though the companies had been combined as of January 1, 2013. The pro forma financial information is presented for informational purposes only and is not indicative of the actual results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented. Such pro forma financial information is based on the historical financial statements of the Company and NYSE and include the results of Euronext and the NYSE Technology companies as discontinued operations. This pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information, including, without limitation, preliminary purchase accounting adjustments. The pro forma financial information does not reflect any synergies or operating cost reductions that may be achieved from the combined operations. The pro forma financial information combines the historical results for the Company and NYSE for six months and three months ended June 30, 2013 in the following table (in millions, except per share amounts):

	Six Months Ended June 30, 2013	Three Months Ended June 30, 2013
Total revenues, less transaction-based expenses	$1,558	$795
Operating income	$733	$374
Income from continuing operations	$481	$250
Income from discontinued operations, net of tax	$112	$78
Net income attributable to the Company	$593	$328
Basic earnings per common share:
Continuing operations	$4.19	$2.17
Discontinued operations	0.98	0.68
Basic earnings per share	$5.17	$2.85
Diluted earnings per common share:
Continuing operations	$4.17	$2.16
Discontinued operations	0.97	0.68
Diluted earnings per share	$5.14	$2.84
SMX Acquisition
On February 3, 2014, the Company acquired 100% of the outstanding common stock of SMX. The acquisition included Singapore Mercantile Exchange Clearing Corporation Pte. Ltd. (“SMXCC”), a wholly-owned subsidiary of SMX, that is the clearing house for all SMX trades. SMX operated futures markets in Singapore across metals, currencies, energy and agricultural commodities and SMXCC cleared the contracts executed on SMX. SMX and SMXCC retain licenses to operate as an approved exchange and an approved clearing house, regulated by the Monetary Authority of Singapore. These licenses provided the Company with exchange and clearing licenses in Asia. The exchange and clearing infrastructures are expected to transition to the ICE trading and clearing platforms in the coming months. As a result, a period of business transition is currently underway and the exchange and clearing house have been temporarily closed. The financial results of SMX are not expected to be material to the Company's results of operations for 2014. On April 22, 2014, SMX and SMXCC were renamed ICE Futures Singapore and ICE Clear Singapore, respectively.
The SMX purchase price was allocated to the net tangible and identifiable intangible assets based on the fair value of those assets as of February 3, 2014. The net tangible and identifiable intangible assets acquired were $49 million, inclusive of intangible assets of $31 million for exchange registrations and licenses, which have been assigned an indefinite life. The excess of the purchase price over the net tangible and identifiable intangible assets was $101 million and was recorded as goodwill.

4.	Short-Term and Long-Term Restricted Cash and Investments
The Company classifies all cash and cash equivalents that are not available for general use by the Company, either due to regulatory requirements or through restrictions in specific agreements, as restricted in the accompanying consolidated balance sheets.
In connection with ICE Clear U.S.’s election to be subject to Subpart C of the Commodity Futures Trading Commission's ("CFTC") regulation (which accordingly, permits recognition as a Qualified Central Counter Party ("QCCP")), the Company contributed $50 million to ICE Clear U.S.’s guaranty fund on January 1, 2014 (Note 9), with such amount being reflected as long-term restricted cash in the accompanying consolidated balance sheet as of June 30, 2014.

5.	Goodwill and Other Intangible Assets

The following is a summary of the activity in the goodwill balance for the six months ended June 30, 2014 (in millions):

Goodwill balance at December 31, 2013	$9,501
Acquisition	101
Foreign currency translation	90
De-consolidation of Euronext and reclassification of goodwill relating to discontinued operations (Note 13)	(1,058)
Other activity, net	(51)
Goodwill balance at June 30, 2014	$8,583
The following is a summary of the activity in the other intangible assets balance for the six months ended June 30, 2014 (in millions):

Other intangible assets balance at December 31, 2013	$9,404
Acquisition	39
Foreign currency translation	9
De-consolidation of Euronext and reclassification of other intangible assets relating to discontinued operations (Note 13)	(1,472)
Other activity, net	59
Amortization of other intangible assets	(82)
Other intangible assets balance at June 30, 2014	$7,957

 The Company completed the SMX acquisition during the six months ended June 30, 2014 (Note 3). The foreign currency translation adjustments in the tables above result from a portion of the Company’s goodwill and other intangible assets related to the Company’s United Kingdom, European, Singapore and Canadian subsidiaries, some of whose functional currencies are not the U.S. dollar. The other activity, net in the tables above results from adjustments to the fair value of the net tangible and identifiable intangible assets and liabilities relating to the NYSE acquisition, with a corresponding charge to goodwill (Note 3), and to a lesser extent, to certain patent rights purchased by the Company. The Company did not recognize any impairment losses on goodwill or other intangible assets during the six months and three months ended June 30, 2014 and 2013.

6.	Debt

The Company’s total debt, including short-term and long-term debt, consisted of the following as of June 30, 2014 and December 31, 2013 (in millions):

	As of	As of
	June 30, 2014	December 31, 2013
Debt:
Commercial Paper	$368	$1,080
NYSE EUR Notes (5.375% senior unsecured notes due June 30, 2015)	1,315	—
2011 Credit Facilities - Term Loan Facility	—	55
Short-term debt	1,683	1,135
2018 Senior Notes (2.5% senior unsecured notes due October 15, 2018)	600	599
2023 Senior Notes (4.0% senior unsecured notes due October 15, 2023)	794	794
NYSE EUR Notes (5.375% senior unsecured notes due June 30, 2015)	—	1,353
NYSE USD Notes (2.0% senior unsecured notes due October 5, 2017)	854	854
2011 Credit Facilities - Term Loan Facility	—	323
Long term debt	2,248	3,923
Total debt	$3,931	$5,058
2014 Credit Facility
On April 3, 2014, the Company, as parent borrower, and its subsidiary ICE Europe Parent Limited, as subsidiary borrower, entered into a $3.0 billion senior unsecured revolving credit facility (the “2014 Credit Facility”) pursuant to a credit agreement dated as of April 3, 2014 with Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, issuing lender and swing line lender, Bank of America, N.A., as syndication agent, and the lenders party thereto. The 2014 Credit Facility includes an option for the Company to propose an increase in the aggregate amount by up to $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. The Company incurred $11 million in debt issuance costs in connection with the 2014 Credit Facility, which are included as a component of other non-current assets and will be amortized over the term of the agreement.
The 2014 Credit Facility matures on April 3, 2019. Amounts borrowed under the 2014 Credit Facility may be prepaid at any time without premium or penalty. The 2014 Credit Facility provides for a $3.0 billion multi-currency revolving facility, with sub-limits for non-dollar borrowings, swing line borrowings and letters of credit. No amounts have currently been drawn under the 2014 Credit Facility. Of the $3.0 billion that is available for borrowing under the 2014 Credit Facility, $368 million is required to back stop the amount outstanding under the Company's commercial paper program as of June 30, 2014 and $303 million is reserved for the Company's clearing houses, both as discussed below. The amount required to back stop the commercial paper program will fluctuate as the Company increases or decreases its commercial paper borrowings. The remaining $2.3 billion as of June 30, 2014 is available to the Company to use for working capital and general corporate purposes, and any portion of the revolving credit facility no longer necessary in the future to be reserved for the foregoing purposes will be available to the Company to use for working capital and general corporate purposes.
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
The 2014 Credit Facility includes an unutilized revolving credit commitment fee that is equal to the unused maximum revolver amount, multiplied by an applicable commitment fee rate and is payable in arrears on a quarterly basis. The applicable commitment fee rate ranges from 0.080% to 0.200% and is determined based on the Company's long term debt rating. As of June 30, 2014, the applicable commitment fee rate was 0.125% based on the Company’s current long term debt ratings.
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

Revolving Facility and Term Loan Facility (2011 Credit Facilities)
In November 2011, the Company entered into senior unsecured credit facilities in the aggregate amount of $2.6 billion (the “2011 Credit Facilities”). The 2011 Credit Facilities consisted of (i) an aggregate $500 million five-year senior unsecured term loan facility (the “Term Loan Facility”) and (ii) an aggregate $2.1 billion five-year senior unsecured multicurrency revolving credit facility (the “Revolving Facility”). In connection with the Company entering into the 2014 Credit Facility on April 3, 2014, the 2011 Credit Facilities were terminated and the $367 million outstanding under the Term Loan Facility (which had a stated interest rate of 2.0275%) was repaid through the issuance of new commercial paper, as discussed below. No amounts were outstanding under the Revolving Facility when it was terminated on April 3, 2014.
364 Day Facility
In July 2013, the Company entered into a $600 million 364 day senior unsecured revolving credit facility (the “364 Day Facility”). The 364 Day Facility was available for working capital and general corporate purposes. In connection with the Company entering into the 2014 Credit Facility, the 364 Day Facility was terminated on April 3, 2014, at which time no amounts were outstanding under the 364 Day Facility.
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
Commercial paper notes of $368 million with original maturities ranging from 1 to 85 days were outstanding as of June 30, 2014 under the Commercial Paper Program. As of June 30, 2014, the weighted average interest rate on the $368 million outstanding under the Commercial Paper Program was 0.29% per annum, with a weighted average maturity of 35 days. The Company used the net proceeds from $367 million in new commercial paper issued under the Commercial Paper Program on April 1, 2014 to repay the $367 million that was outstanding under the Term Loan Facility as discussed above. The Company repaid certain amounts outstanding under the Commercial Paper Program during the three months ended June 30, 2014 using a combination of the cash proceeds received from the Euronext IPO (Note 13) and cash flows from operations.
Senior Notes and NYSE Notes
In October 2013, the Company issued $600 million aggregate principal amount of 2.50% senior unsecured fixed rate notes due October 2018 (the “2018 Senior Notes”) and $800 million aggregate principal amount of 4.00% senior unsecured fixed rate notes due October 2023 (the “2023 Senior Notes”, together with the 2018 Senior Notes, the “Senior Notes”). In connection with the acquisition of NYSE, one of the Company's subsidiaries assumed the outstanding NYSE debt instruments, which included $850 million of 2.0% senior unsecured fixed rate notes due in October 2017 (the “NYSE USD Notes”) and €920 million ($1.3 billion) of 5.375% senior unsecured fixed rate notes due in June 2015 (the “NYSE EUR Notes”, and together with the NYSE USD Notes, the "NYSE Notes").
Upon closing of the Euronext IPO, the Company received €1.4 billion ($1.9 billion) in net cash proceeds. The cash proceeds received included net cash received of $220 million from Euronext as part of the separation of the business. The Company has elected to set aside sufficient euro-denominated cash from the proceeds to effectively pre fund the maturity of the NYSE EUR Notes and the related final interest coupon payment, both due on June 30, 2015. In connection with this, in July 2014, the Company placed €969 million ($1.3 billion) of the cash proceeds from the Euronext IPO in term deposits at various banks with a maturity date of June 25, 2015 to cover the €920 million ($1.3 billion) principal and the €49 million ($67 million) final interest coupon payment due on June 30, 2015. The balance of the cash proceeds received in connection with the Euronext IPO were converted to U.S. dollars and used to repay outstanding commercial paper as discussed above.

7.	Equity
The Company currently sponsors employee and director stock option and restricted stock plans. Stock options and restricted stock are granted at the discretion of the compensation committee of the board of directors. All stock options and restricted stock awards are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options and restricted stock on the date of grant is recognized as expense over the vesting period, net of estimated forfeitures. The non-cash compensation expenses recognized in the Company’s consolidated statements of income for stock options and restricted stock were $39 million and $30 million for the six months ended June 30, 2014 and 2013, respectively, and were $22 million and $15 million for the three months ended June 30, 2014 and 2013, respectively.

Stock Option Plans
The following is a summary of stock options for the six months ended June 30, 2014:

	Number of Options	Weighted Average Exercise Price per Option
Outstanding at December 31, 2013	872,347	$97.92
Granted	154,202	206.87
Exercised	(135,620)	34.55
Outstanding at June 30, 2014	890,929	126.97

Details of stock options outstanding as of June 30, 2014 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Vested or expected to vest	890,929	$126.97	6.1	$58
Exercisable	642,627	$107.94	5.0	$52
The total intrinsic value of stock options exercised during the six months ended June 30, 2014 and 2013 were $23 million and $13 million, respectively, and were $11 million and $6 million during the three months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there were $9 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.1 years as the stock options vest.
The Company uses the Black-Scholes option pricing model for purposes of valuing stock option awards. During the six months ended June 30, 2014 and 2013, the Company used the weighted-average assumptions in the table below to compute the value of all options for shares of common stock granted to employees:

	Six Months Ended June 30,
Assumptions	2014	2013
Risk-free interest rate	1.23%	0.53%
Expected life in years	5.0	4.0
Expected volatility	27%	37%
Expected dividend yield	1.26%	0%
Estimated weighted-average fair value of options granted per share	$45.23	$38.41
The risk-free interest rate is based on the zero-coupon U.S. Treasury yield curve in effect at the time of grant. The expected life computation is derived from historical exercise patterns and anticipated future patterns. Expected volatilities are based on historical volatility of the Company’s stock. Expected dividend yields have historically been 0% prior to the November 13, 2013 acquisition of NYSE since the Company did not pay (and had not contemplated paying) a dividend prior to the acquisition of NYSE. The Company's new dividend policy will impact the expected dividend yield on all stock options granted post-acquisition.
Restricted Stock Plans
In February 2014, the Company reserved a maximum of 351,310 restricted shares for potential issuance as performance-based restricted shares to certain Company employees. The number of shares that will ultimately be granted under the performance awards will be based on the Company’s actual financial performance as compared to financial performance targets set by the Company’s board of directors and compensation committee for the year ending December 31, 2014. These restricted shares are also subject to a market condition that could reduce the number of shares that are ultimately granted. The reduction would occur if the Company’s 2014 total shareholder return falls below the 2014 return of the S&P 500 Index and the Company achieves an above “target” financial performance level threshold. If the Company’s 2014 total shareholder return were to fall below the 2014 return of the S&P 500 Index, the reduction would be either 10% or 20% of the number of shares granted, depending on the difference in the aforementioned returns (the "market condition").
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
As of June 30, 2014, the Company determined that it is probable that the target financial performance level will be met for 2014. Based on this assessment as of June 30, 2014, the Company recorded non-cash compensation expense of $7 million and $5 million for the six months and three months ended June 30, 2014, respectively, related to these shares and the remaining $28 million in non-cash compensation expense will be recorded on an accelerated basis over the remaining vesting period, including $11 million of which will be recorded over the remainder of 2014.
The following is a summary of the non-vested restricted shares for the six months ended June 30, 2014:

	Number of Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share
Non-vested at December 31, 2013	1,234,552	$147.00
Granted	625,413	205.13
Vested	(408,182)	119.75
Forfeited	(29,052)	149.79
Non-vested at June 30, 2014	1,422,731	180.31
Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance-based shares have been adjusted to reflect the actual shares to be issued based on the achievement of past performance targets. Non-vested performance-based restricted shares granted are presented in the table above at the maximum number of restricted shares that would vest if the maximum performance targets are met. As of June 30, 2014, there were $129 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted-average period of 2.3 years as the restricted stock vests. These unrecognized compensation costs assume that a target performance level will be met on the performance-based restricted shares granted in February 2014. During the six months ended June 30, 2014 and 2013, the total fair value of restricted stock vested under all restricted stock plans was $87 million and $53 million, respectively.
Stock Repurchase Program
As of June 30, 2014, $450 million remained available for stock repurchases under the Company's stock repurchase program. In March 2014, the Company entered into a Securities and Exchange Commission Rule 10b5-1 trading plan permitting open market repurchases up to the full $450 million of authorized stock repurchase authority based on certain triggers described in the trading plan. The Company did not repurchase any shares of its common stock during the six months ended June 30, 2014. In July 2014, the Company's board of directors increased the capacity available for stock repurchases under the stock repurchase program by $600 million for a total authorization of $1.05 billion, with no fixed expiration date. During the third quarter of 2014, the Company repurchased 1.8 million shares of its common stock on the open market through the Company's Rule 10b5-1 trading plan at an aggregate cost of $350 million through cash on hand and the issuance of commercial paper. The shares repurchased are held as treasury stock.
The Company expects to fund any remaining share repurchases with a combination of cash on hand, future cash flows and by borrowing under the Company's credit facilities and the Commercial Paper Program. The timing and extent of any future repurchases is at the discretion of the Company's management and will depend upon market conditions, the Company's stock price, the Company's target debt ratio and corporate debt rating, and the Company's strategic growth initiatives at that time. The Company may discontinue the stock repurchases at any time or may enter into a new Rule 10b5-1 trading plan in the future. In addition, the Company's board of directors may increase or decrease the amount of capacity the Company has for repurchases from time to time.

8.	Income Taxes from Continuing Operations
The Company’s effective tax rate from continuing operations was 28% for both the six months ended June 30, 2014 and 2013 and 29% and 27% for the three months ended June 30, 2014 and 2013, respectively. The effective tax rates for the six months and three months ended June 30, 2014 and 2013 are lower than the federal statutory rate primarily due to favorable foreign tax rate differentials, partially offset by state income taxes. Favorable foreign income tax rate differentials result primarily from lower tax rates in the United Kingdom, the Netherlands and various other lower tax jurisdictions.
The Company’s non-U.S. subsidiaries had $2.0 billion in cumulative undistributed earnings as of June 30, 2014. This amount represents the post-income tax earnings under U.S. GAAP adjusted for previously taxed income. The earnings from the Company’s non-U.S. subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability is not practicable. Any future distribution by way of dividend of these non-U.S. earnings may subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to various non-U.S. countries.

9.	Clearing Organizations
The Company currently operates five regulated central counterparty clearing houses for the settlement and clearance of derivative contracts. The five central counterparty clearing houses include ICE Clear Europe, ICE Clear U.S., ICE Clear Canada, ICE Clear Credit and The Clearing Corporation ("TCC"), and are referred to herein collectively as the “ICE Clearing Houses”. ICE Clear Singapore is currently not operational due to the transition to ICE technology that is underway.
Each of the ICE Clearing Houses requires all clearing members to maintain cash on deposit or pledge certain assets, which may include government obligations, letters of credit, gold or emission allowances to guarantee performance on the clearing members’ open positions. Such amounts in total are known as “original margin.” The ICE Clearing Houses may make intraday original margin calls in circumstances where market conditions require additional protection. The daily profits and losses from and to the ICE Clearing Houses in respect of marking to market open contracts is known as “variation margin”. The ICE Clearing Houses mark all outstanding contracts to market, and therefore pay and collect variation margin, at least once daily, and in some cases multiple times throughout the day. Marking-to-market allows the ICE Clearing Houses to identify any clearing members that may be unable to satisfy the financial obligations resulting from changes in the prices of their open contracts before those financial obligations become exceptionally large and jeopardize the ability of the ICE Clearing Houses to ensure financial performance of clearing members’ open positions.
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
Each of the ICE Clearing Houses has equal and offsetting claims to and from their respective clearing members on opposite sides of each cleared contract. This arrangement allows the ICE Clearing Houses to serve as the central financial counterparty on every cleared contract. Each ICE Clearing House bears financial counterparty credit risk in the event that market movements create conditions that lead to its clearing members failing to meet their financial obligations to that ICE Clearing House. Accordingly, the ICE Clearing Houses account for this central counterparty guarantee as a performance guarantee. Given that each contract is margined and marked or settled on at least a daily basis for each clearing member, the ICE Clearing Houses’ maximum estimated exposure for this guarantee, excluding the effects of original and variation margin requirements and mandatory deposits to the applicable Guaranty Fund by clearing members, is $60.9 billion as of June 30, 2014, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one day movement in pricing of the underlying unsettled contracts. This amount is based on calculations determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than the amount estimated by the ICE Clearing Houses. The net notional value of unsettled contracts was $2.7 trillion as of June 30, 2014. The Company performed calculations to determine the fair value of its counterparty performance guarantee taking into consideration factors such as daily settlement of contracts, margining requirements, other elements of the Company’s risk management program, historical evidence of default payments, and estimated probability of potential default payouts by the ICE Clearing Houses. Based on these analyses, the estimated counterparty performance guaranty liability was determined to be nominal and no liability was recorded as of June 30, 2014 and December 31, 2013.
The ICE Clearing Houses seek to reduce their exposure through a risk management program that includes initial and ongoing financial standards for clearing member admission and continued membership, original and variation margin requirements, and mandatory deposits to the Guaranty Fund. The amounts that the clearing members are required to maintain in the original margin and Guaranty Fund accounts are determined by standardized parameters established by the margin or risk committees, risk management departments and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time. As of June 30, 2014 and December 31, 2013, the ICE Clearing Houses have received or have been pledged $76.4 billion and $68.2 billion, respectively, in cash and non-cash collateral in original margin, unsettled variation margin, performance collateral for delivery and Guaranty Fund deposits to cover price movements of underlying contracts. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations up to the limits established under the respective rules of each ICE Clearing House.
Should a particular clearing member fail to deposit original margin, or to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate or hedge the clearing member’s open positions and use the clearing member’s margin and Guaranty Fund deposits to make up the amount owed. In the event that those deposits are not sufficient to pay the amount owed in full, the ICE Clearing Houses may utilize the respective Guaranty Fund deposits of all clearing members on a pro-rata basis for that purpose. The Company has contributed $128 million, $50 million and $50 million to the ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. Guaranty Funds, respectively, as of June 30, 2014, and such amounts are at risk and could be used in the event of a clearing member default where the amount of the defaulting clearing member’s original margin and Guaranty Fund deposits are insufficient. The $228 million combined contributions as of June 30, 2014 are included in long-term restricted cash in the accompanying consolidated balance sheet and includes $50 million contributed to ICE Clear U.S. on January 1, 2014 (Note 4).
As of June 30, 2014, original margin and Guaranty Fund cash deposits are as follows for the ICE Clearing Houses (in millions):

	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	TCC	Total
Original margin	$3,652	$23,471	$37	$14,137	$—	$41,297
Guaranty Fund	297	2,743	12	2,521	2	5,575
Total	$3,949	$26,214	$49	$16,658	$2	$46,872
As of December 31, 2013, original margin and Guaranty Fund cash deposits are as follows for the ICE Clearing Houses (in millions):

	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	TCC	Total
Original margin	$1,642	$22,007	$61	$13,274	$—	$36,984
Guaranty Fund	242	2,542	11	2,434	3	5,232
Total	$1,884	$24,549	$72	$15,708	$3	$42,216
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
Of the $16.7 billion of ICE Clear Credit cash deposits as of June 30, 2014, $12.6 billion represent funds invested under reverse repurchase agreements with several counterparty banks, none of which are clearing members and are large commercial financial institutions. Under these arrangements, ICE Clear Credit purchases U.S. Treasury securities and other U.S. securities and the various counterparties agree to repurchase the instruments the following business day at a set price, plus interest. The remaining $4.1 billion in ICE Clear Credit cash deposits represent primarily euro cash in demand deposit accounts at various large, high rated commercial financial institutions.
Of the $26.2 billion of ICE Clear Europe cash deposits as of June 30, 2014, $20.9 billion represent funds invested under reverse repurchase agreements through two third party investment and custody agents, with several different counterparty banks, some of which are also our clearing members and are large commercial financial institutions, and $5.2 billion represent funds invested directly in sovereign debt. Under these arrangements, ICE Clear Europe primarily purchases U.S. Treasury securities and certain sovereign debt obligations from the seven largest industrialized nations, and the various counterparties agree to repurchase the instruments on the set repurchase date at the set repurchase price, plus interest. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments and repurchase agreements. The remaining cash deposits at the ICE Clearing Houses are held in demand deposit accounts at various high rated commercial financial institutions and directly in U.S. Treasury securities with original maturities of less than 12 months.
In addition to the cash deposits for original margin and the Guaranty Fund, the ICE Clearing Houses have also received other assets from clearing members, which may include government obligations, letters of credit, gold or emission allowances to mitigate its credit risk. These assets are not reflected in the accompanying consolidated balance sheets as the risks and rewards of these assets remain with the clearing members. These assets are held in safekeeping and any interest and gain or loss accrues to the clearing member. For certain non-cash deposits, the ICE Clearing Houses may impose haircut rates to ensure adequate collateral levels to account for fluctuations in the market value of these deposits. As of June 30, 2014 and December 31, 2013, the assets pledged by the clearing members as original margin and Guaranty Fund deposits for each of the ICE Clearing Houses are detailed below (in millions):

	As of June 30, 2014					As of December 31, 2013
	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	TCC	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	TCC
Original margin:
Government securities at face value	$7,851	$17,741	$95	$2,835	$—	$5,011	$15,670	$93	$2,620	$—
Letters of credit	—	—	4	—	—	—	1,386	4	—	—
Gold	—	100	—	—	—	—	92	—	—	—
Total	$7,851	$17,841	$99	$2,835	$—	$5,011	$17,148	$97	$2,620	$—
Guaranty Fund:
Government securities at face value	$215	$306	$14	$333	$1	$267	$268	$19	$516	$1

10.	Commitments and Contingencies
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
In April 2014, the first of four purported class action lawsuits was filed in the U.S. District Court for the Southern District of New York (the “Southern District”) by the City of Providence, Rhode Island, against more than 40 defendants, including “Exchange Defendants”, “Brokerage Defendants” and “HFT (High Frequency Trading) Defendants”. New York Stock Exchange LLC and NYSE Arca, Inc., two of the Company’s subsidiaries, are among the named Exchange Defendants. The plaintiffs are suing on behalf of a class of “all public investors” who bought or sold stock on a U.S.-based exchange or alternative trading venue from April 18, 2009 to the present. The complaints assert violations by all Exchange Defendants of Sections 10(b) and 6(b) of the Securities Exchange Act of 1934. The complaints seek unspecified compensatory damages against all defendants, jointly and severally, as well as various forms of equitable relief. On July 2, 2014, the court ordered the cases consolidated for all purposes, appointed lead plaintiffs and lead plaintiffs’ counsel, and directed the plaintiffs to file an amended, consolidated complaint within 60 days. After the plaintiffs’ filing, the defendants will have 60 days in which to move to dismiss or otherwise respond to the complaint.
In May 2014, three purported class action lawsuits were filed in the Southern District by Harold Lanier against the securities exchanges that are participants in each of the three national market system data distribution plans, the Consolidated Tape Association/Consolidated Quotation Plan, Nasdaq UTP Plan, and the Options Price Reporting Authority (the “Plans”), which are established under the Securities Exchange Act of 1934 and regulated by the U.S. Securities and Exchange Commission. New York Stock Exchange LLC, NYSE Arca, Inc. and NYSE MKT LLC are among the defendants named in one or more of the suits. Lanier is claiming to sue on behalf of himself and all other similarly situated subscribers to the market data disseminated by the Plans. Lanier’s allegations include that the exchange participants in the Plans breached agreements with subscribers by disseminating market data in a discriminatory manner in that other “preferred” customers allegedly received their data faster than the proposed class. The complaints seek, among other relief, restitution of the fees for data paid by the purported class members, disgorgement of the fees paid by the so-called preferred customers, and injunctive and declaratory relief. At an initial court conference on July 31, 2014, the court set a schedule for the filing of amended complaints (if any) and for the briefing of any motions to dismiss to be filed by the defendants.
One of the Company's subsidiaries, NYSE Brazil Holdings, B.V. ("NYSE BV"), is a party to a pending arbitration proceeding initiated by an arbitration demand dated June 4, 2014 in Brazil, filed by ATG Americas Trading Group, S.A. ("ATG") and ATS Brasil S.A. (“ATS”). NYSE BV and ATG own 20% and 80% respectively of the equity in ATS, a prospective start-up cash equity trading platform in Brazil, which is not yet operational. ATG and ATS allege NYSE BV breached certain obligations and assert damages of at least 100 million Brazilian Reais ($45 million based on the Brazilian Real/U.S. dollar exchange rate of 0.4491). NYSE BV has served ATG and ATS with a responsive statement which denies the claims, and the Company is defending the proceeding.
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

Redeemable Non-controlling Interest
Prior to the Company’s acquisition of NYSE, NYSE completed the sale of a significant equity interest in NYSE Amex Options, one of its two U.S. options exchanges, to seven external investors. Under the terms of the sale, the external investors have the option to require the Company to repurchase a portion of its equity interest on an annual basis over the course of five years, which began in 2011. As of June 30, 2014, the external investors held 32% of the outstanding shares of NYSE Amex Options. Since the likelihood of the Company acquiring the non-controlling interest in the future is probable, the Company has recorded the full 32% redemption fair value of $244 million as of June 30, 2014 as mezzanine equity and classified the related balance as “redeemable non-controlling interest” in the accompanying consolidated balance sheet.
In July 2014, the Company repurchased one-half of the remaining outstanding shares of NYSE Amex Options from the seven external investors for $128 million in cash (this was based on the fair value of the 16% in March 2014 as stipulated under the terms of the original sale). After the repurchase, the Company owns 84% of NYSE Amex Options and the remaining 16% of the outstanding shares of NYSE Amex Options, currently valued at $116 million, can be put back to the Company by the external investors in 2015 and these shares combined with the shares repurchased in July 2014 are recorded as redeemable non-controlling interest as of June 30, 2014.

11.	Pension and Other Benefit Programs
In connection with the Company’s acquisition of NYSE on November 13, 2013 (Note 3), the Company assumed NYSE’s pension plans covering its U.S. and certain European operations, as well as other benefit plans. Following the Euronext IPO in June 2014, there are no longer any NYSE European operations covered by the pension or benefit plans (Note 13). The following table provides the components of net periodic expense (benefit) associated with the pension plans, the supplemental executive retirement ("SERP") plans and the post-retirement benefit plans for the six months and three months ended June 30, 2014 in the accompanying consolidated statements of income (in millions):

	Six Months Ended June 30, 2014
	Pension Plans	SERP Plans	Post-retirement Benefit Plans
Service costs	$2	$—	$—
Interest costs	18	2	4
Estimated return on plan assets	(24)	—	—
Net periodic expense (benefit)	$(4)	$2	$4

	Three Months Ended June 30, 2014
	Pension Plans	SERP Plans	Post-retirement Benefit Plans
Service costs	$1	$—	$—
Interest costs	9	1	2
Estimated return on plan assets	(12)	—	—
Net periodic expense (benefit)	$(2)	$1	$2
During the six months ended June 30, 2014, the Company contributed $8 million to its pensions plans. Based on current actuarial assumptions, the Company anticipates funding an additional $43 million to its pension plans during the second half of 2014.

12.	Fair Value Measurements
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term and long-term restricted cash and investments, short-term and long-term investments, customer accounts receivable, margin deposits and guaranty funds, cost and equity method investments, short-term and long-term debt and other short-term assets and liabilities. The fair value of the Company’s financial instruments are measured based on a three-level hierarchy:

•	Level 1 inputs — quoted prices for identical assets or liabilities in active markets.

•	Level 2 inputs — observable inputs other than Level 1 inputs such as quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices that are directly observable.

•	Level 3 inputs — unobservable inputs supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In general, the Company uses Level 1 inputs to determine fair value. The Level 1 assets consist of U.S. Treasury securities, equity and other securities listed in active markets, and investments in publicly traded mutual funds held for the purpose of providing future payments of the SERP plans and the supplemental executive savings plan. The fair value of each of these assets are based on quoted prices. If quoted prices are not available to determine fair value, the Company uses other inputs that are observable either directly or indirectly. Level 2 assets consist of foreign exchange derivative contracts not designated as hedging instruments. Such values are based on published currency rates. As of June 30, 2014, the fair values of the Company’s $1.39 billion Senior Notes and $2.17 billion NYSE Notes are $1.46 billion and $2.19 billion, respectively. The fair values of these fixed rate notes were estimated using quoted market prices for these instruments. The fair value of the Company’s other short-term and long-term debt approximates the carrying value since the rates of interest on the debt approximate market rates as of June 30, 2014. All other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.
Financial assets and liabilities recorded in the accompanying consolidated balance sheets as of June 30, 2014 and December 31, 2013 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. Financial instruments measured at fair value on a recurring basis as of June 30, 2014 are as follows (in millions):

	Level 1	Level 2	Total
Assets at fair value:
Long-term investments in equity securities	$557	$—	$557
Mutual Funds	26	—	26
Total assets at fair value	$583	$—	$583
Financial instruments measured at fair value on a recurring basis as of December 31, 2013 are as follows (in millions):

	Level 1	Level 2	Total
Assets at fair value:
Long-term investment in equity securities	$324	$—	$324
U.S. Treasury securities	100	—	100
Mutual Funds	33	—	33
Foreign exchange derivative contracts	—	4	4
Total assets at fair value	$457	$4	$461
The long-term investments in equity securities as of June 30, 2014 represents the Company's 12% investment in Cetip, S.A. ("Cetip") and the Company's 6% stake in Euronext (Note 13), recorded at their fair values using quoted market prices. The long-term investment in equity securities as of December 31, 2013 represents the Cetip investment only. The Company's investment in Cetip, which is recorded as an available-for-sale, long-term investment and was recorded in and is held in Brazilian reais, was valued at $450 million as of June 30, 2014, including an unrealized gain of $126 million. The Company's investment in Euronext which is recorded as an available-for-sale, long-term investment and was recorded in and is held in euros, was valued at $107 million as of June 30, 2014, including an unrealized loss of $8 million. Changes in the fair values of the Cetip and Euronext investments are reflected in accumulated other comprehensive income and do not impact earnings, except to the extent that unrealized losses are deemed to be other than temporary.
The mutual funds represent equity and fixed income mutual funds held for the purpose of providing future payments to the supplemental executive retirement plan and supplemental executive savings plan. As of December 31, 2013, the Company was holding $100 million in U.S. Treasury securities, all of which had maturities of less than one year from the date of purchase. The Company accounted for these securities using the available-for-sale method. Of these securities, $37 million were recorded as short-term investments and $63 million were recorded as short-term restricted cash and investments in the accompanying consolidated balance sheet as of December 31, 2013. As of June 30, 2014, the Company is no longer holding any U.S. Treasury securities and the regulatory requirement for U.S. Treasury securities have been satisfied by member deposits.
The Company did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of June 30, 2014 or December 31, 2013. The Company measures certain assets, such as intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of June 30, 2014 and December 31, 2013, none of these assets were required to be recorded at fair value since no impairment indicators were present. Cost and equity method investments were $24 million and $177 million as of June 30, 2014 and December 31, 2013, respectively. The decrease in the cost and equity investments relate to two investments owned by Euronext, the cost method investments in LCH.Clearnet and Euroclear, which were assets of Euronext and were removed as part of the de-consolidation of Euronext.

13.	Discontinued Operations

On June 24, 2014, the Company sold an aggregate 65.8 million shares of common stock of Euronext, representing 94% of all outstanding shares, in three transactions. The transactions include the Company’s sale of 42.2 million shares of Euronext common stock in an IPO at €20 per share, 23.4 million shares of Euronext common stock to a group of European institutional investors at €19.20 per share and 0.2 million shares of Euronext common stock to eligible Euronext employees at €16 per share. These transactions generated an aggregate €1.4 billion ($1.9 billion) of net cash proceeds for the Company. The net cash proceeds received includes cash of $220 million distributed from Euronext as part of the separation of Euronext from the Company. Euronext is comprised of the European-based exchanged acquired by the Company as part of the NYSE acquisition completed in November 2013, including London, Paris, Amsterdam, Brussels and Lisbon exchanges that include listing, cash and derivatives markets, market data and technology services. Due to the sale of a controlling interest in Euronext, the Company has de-consolidated the assets and liabilities of Euronext as of the IPO date. As of June 30, 2014, the Company owns 4.2 million shares of Euronext common stock, representing 6% of all outstanding shares, which are subject to a 180-day lockup period that prohibits the sale of these shares without the prior written consent of a majority of the joint global coordinators that underwrote the IPO.
On June 18, 2014, the Company signed a definitive agreement with SR Labs for the sale of Wombat, a unit of NYSE Technologies, and the transaction closed on July 23, 2014. On June 23, 2014, the Company signed a definitive agreement with ULLINK for the combined sale of NYFIX and Metabit, the remaining businesses of NYSE Technologies. The NYFIX and Metabit transaction, which is subject to regulatory approval, is expected to close in the third quarter of 2014. These agreements complete the Company's previously announced intention to divest certain non-core NYSE Technologies assets.
The Company has reflected the results of Euronext, NYFIX, Metabit and Wombat as discontinued operations in the accompanying consolidated statements of income for the six months and three months ended June 30, 2014 and the accompanying consolidated statement of cash flows for the six months ended June 30, 2014. No comparable data for the prior year periods is presented as the Company did not complete the acquisition of NYSE until November 2013.
The results below also include external advisory costs and professional services costs related to the Euronext IPO and planned sale of NYFIX, Metabit and Wombat of $60 million and $39 million for the six and three months ended June 30, 2014, respectively, which have been included with acquisition-related transaction and integration costs below. None of the Company’s interest expense has been allocated to the results of the discontinued operations.
The Company used the cash proceeds from the Euronext IPO to repay debt (Note 6). The Company expects to use the net cash proceeds from the sales of NYFIX, Metabit and Wombat to repay debt, invest in growth initiatives, pursue strategic investments and return capital to shareholders via dividends and share repurchases. Results of discontinued operations were as follows for the six months and three months ended June 30, 2014 (in millions):

	Six Months Ended June 30, 2014	Three Months Ended June 30, 2014
Total revenues, less transaction-based expenses	$329	$166
Operating expenses:
Compensation and benefits	100	46
Technology and communication	27	12
Professional services	30	22
Rent and occupancy	12	5
Acquisition-related transaction and integration costs	96	55
Selling, general, administrative	15	5
Depreciation and amortization	16	7
Total operating expenses	296	152
Operating income	33	14
Other income, net	5	6
Income tax expense	17	12
Income from discontinued operations, net of tax	$21	$8
The total assets and total liabilities of Euronext removed from the Company's consolidated balance sheet as of the June 24, 2014 de-consolidation were $2.9 billion and $1.1 billion, respectively, including $2.3 billion in goodwill and other intangibles assets. The $1.8 billion in Euronext net assets removed in the de-consolidation is net of the 6% investment in Euronext held by the Company, valued at $107 million in the accompanying consolidated balance sheet as of June 30, 2014 (Note 12). There was no gain or loss recognized on the Euronext IPO and related de-consolidation, or on the sale of the NYSE Technologies companies as any differences in the carrying value of these net assets was adjusted in the NYSE purchase price allocation (Note 3). The results above are inclusive of $6 million in net gains included in other income, net, which were reclassified from other comprehensive income for Euronext currency translation adjustments and the discontinuance of the Company's net investment hedge. The following table presents the carrying value of the assets and liabilities of NYFIX, Metabit and Wombat that are held for sale in prepaid expenses and other current assets and other current liabilities in the accompanying consolidated balance sheet as of June 30, 2014 (in millions):

Assets:
Customer accounts receivable, net	$22
Other current assets	7
Total current assets	29
Property and equipment, net	14
Goodwill and other intangible assets, net	136
Other non-current assets	63
Total non-current assets	199
Total assets	$242
Liabilities:
Accounts payable and accrued liabilities	$30
Other current liabilities	19
Total current liabilities	49
Total non-current liabilities	22
Total liabilities	$71

14.	Condensed Consolidating Financial Statements

In connection with the Company's acquisition of NYSE in November 2013, ICE, Intercontinental Exchange Holdings, Inc. and NYSE established various guarantees to protect against structural subordination of each entities’ existing indebtedness. Each of Intercontinental Exchange Holdings, Inc. and NYSE are wholly-owned subsidiaries of ICE, and each fully and unconditionally guaranteed, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of ICE’s Senior Notes and, following its establishment, the Commercial Paper Program. Similarly, ICE and Intercontinental Exchange Holdings, Inc. each fully and unconditionally guaranteed, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of the NYSE Notes. Finally, ICE and NYSE each fully and unconditionally guaranteed, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of the 2011 Credit Facilities and the 364 Day Facility. All of the guarantees are joint and several with all other guarantees and indebtedness. ICE’s guarantees, as a standalone entity, will remain in place until each applicable debt obligation has been satisfied.

As discussed in Note 6, the Company entered into the 2014 Credit Facility and terminated the 2011 Credit Facilities and the 364 Day Facility on April 3, 2014. Upon the termination of the 2011 Credit Facilities and the 364 Day Facility, Intercontinental Exchange Holdings, Inc.'s guarantees were no longer required and therefore Intercontinental Exchange Holdings, Inc.'s guarantees were automatically released in accordance with their terms on April 3, 2014. In connection with the Company's entry into the 2014 Credit Facility, NYSE agreed to guarantee the 2014 Credit Facility as a subsidiary guarantor.

For as long as NYSE remains a guarantor of the 2014 Credit Facility, it will remain a guarantor of the Senior Notes and the Commercial Paper Program. The Company expects that NYSE’s guarantee of the 2014 Credit Facility, the Senior Notes and the Commercial Paper Program will be released when the NYSE Notes have been repaid, as the 2014 Credit Facility provides that NYSE’s guarantee will be released in accordance with their terms if certain conditions are satisfied, including compliance with the covenant limiting the amount of indebtedness of non-obligor subsidiaries and an investment-grade credit rating.

The following consolidating financial information sets forth, under the equity method of accounting, the condensed consolidating statements of income and comprehensive income, the condensed consolidating balance sheets, and the condensed consolidating statements of cash flows for (i) ICE; (ii) NYSE; (iii) the subsidiary non-guarantors; (iv) elimination entries necessary to consolidate each of ICE and NYSE with the non-guarantor subsidiaries; and (v) the Company on a consolidated basis. As discussed in Note 1, ICE Group was formed on March 6, 2013 for purposes of effecting the acquisition of NYSE. Therefore, the condensed consolidating statements for periods prior thereto reflect how these statements would have been presented had the Company been established for all periods presented. The condensed consolidating financial statements only include activity related to NYSE for the period subsequent to November 13, 2013, the closing date of the acquisition, for the condensed consolidating statements of income, comprehensive income and cash flows. The condensed consolidating financial information has been retrospectively restated to reflect Intercontinental Exchange Holdings, Inc. no longer being a guarantor of the Senior Notes. The condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements.

Intercontinental Exchange, Inc.
Condensed Consolidating Balance Sheets
As of June 30, 2014
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$—	$—	$2,057	$—	$2,057
Intercompany receivable	1,724	—	2,276	(4,000)	—
Margin deposits and guaranty funds	—	—	46,872	—	46,872
Notes receivable from affiliate, current	—	3,325	1,295	(4,620)	—
Other current assets	26	—	1,262	(26)	1,262
Total current assets	1,750	3,325	53,762	(8,646)	50,191
Property and equipment, net	—	—	845	—	845
Other non-current assets:
Goodwill and other intangible assets, net	—	—	16,540	—	16,540
Investment in subsidiaries	14,891	11,698	—	(26,589)	—
Notes receivable from affiliate, non-current	—	—	—	—	—
Other non-current assets	26	17	863	—	906
Total other non-current assets	14,917	11,715	17,403	(26,589)	17,446
Total assets	$16,667	$15,040	$72,010	$(35,235)	$68,482

Current liabilities:
Short-term debt	$368	$1,315	$—	$—	$1,683
Margin deposits and guaranty funds	—	—	46,872	—	46,872
Intercompany payable	—	1,692	2,308	(4,000)	—
Notes payable to affiliates, current	1,646	—	2,974	(4,620)	—
Other current liabilities	16	—	1,125	(26)	1,115
Total current liabilities	2,030	3,007	53,279	(8,646)	49,670
Non-current liabilities:
Long-term debt	1,394	854	—	—	2,248
Notes payable to affiliates, non-current	—	—	—	—	—
Other non-current liabilities	—	—	3,024	—	3,024
Total non-current liabilities	1,394	854	3,024	—	5,272
Total liabilities	3,424	3,861	56,303	(8,646)	54,942
Redeemable non-controlling interest	—	—	261	—	261

Equity:
Retained earnings	2,878	346	544	(890)	2,878
Equity from parent	—	11,044	14,208	(25,252)	—
Other shareholders' equity	10,365	(211)	658	(447)	10,365
Total shareholders' equity	13,243	11,179	15,410	(26,589)	13,243
Non-controlling interest in consolidated subsidiaries	—	—	36	—	36
Total equity	13,243	11,179	15,446	(26,589)	13,279
Total liabilities and equity	$16,667	$15,040	$72,010	$(35,235)	$68,482

Intercontinental Exchange, Inc.
Condensed Consolidating Balance Sheets
As of December 31, 2013
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$2	$—	$959	$—	$961
Intercompany receivable	1,395	2,398	—	(3,793)	—
Margin deposits and guaranty funds	—	—	42,216	—	42,216
Note receivable from affiliate, current	—	—	28	(28)	—
Other current assets	4	1	1,077	—	1,082
Total current assets	1,401	2,399	44,280	(3,821)	44,259
Property and equipment, net	—	—	891	—	891
Other non-current assets:
Goodwill and other intangible assets, net	—	—	18,905	—	18,905
Investment in subsidiaries	14,019	11,383	3,637	(29,039)	—
Note receivable from affiliate, non-current	—	—	597	(597)	—
Other non-current assets	14	11	745	(7)	763
Total other non-current assets	14,033	11,394	23,884	(29,643)	19,668
Total assets	$15,434	$13,793	$69,055	$(33,464)	$64,818

Current liabilities:
Short-term debt	$1,080	$—	$55	$—	$1,135
Margin deposits and guaranty funds	—	—	42,216	—	42,216
Intercompany payable	—	—	3,793	(3,793)	—
Notes payable to affiliates, current	—	—	28	(28)	—
Other current liabilities	20	—	971	—	991
Total current liabilities	1,100	—	47,063	(3,821)	44,342
Non-current liabilities:
Long-term debt	1,393	2,206	324	—	3,923
Notes payable to affiliates, non-current	358	239	—	(597)	—
Other non-current liabilities	—	—	3,623	(7)	3,616
Total non-current liabilities	1,751	2,445	3,947	(604)	7,539
Total liabilities	2,851	2,445	51,010	(4,425)	51,881
Redeemable non-controlling interest	—	—	322	—	322

Equity:
Retained earnings	2,482	(20)	654	(634)	2,482
Equity from parent	—	11,089	16,582	(27,671)	—
Other shareholders' equity	10,101	279	455	(734)	10,101
Total shareholders' equity	12,583	11,348	17,691	(29,039)	12,583
Non-controlling interest in consolidated subsidiaries	—	—	32	—	32
Total equity	12,583	11,348	17,723	(29,039)	12,615
Total liabilities and equity	$15,434	$13,793	$69,055	$(33,464)	$64,818

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Six Months Ended June 30, 2014
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing fees, net	$—	$—	$1,482	$—	$1,482
Market data fees	—	—	199	—	199
Listing fees and other revenues	—	—	390	—	390
Intercompany revenues	—	—	4	(4)	—
Total revenues	—	—	2,075	(4)	2,071
Transaction-based expenses	—	—	524	—	524
Total revenues, less transaction-based expenses	—	—	1,551	(4)	1,547
Operating expenses:
Compensation and benefits	1	—	303	—	304
Technology and communication	—	—	90	—	90
Acquisition-related transaction and integration costs	—	6	56	—	62
Selling, general, administrative and other	—	—	212	—	212
Depreciation and amortization	—	—	161	—	161
Intercompany expenses	—	—	4	(4)	—
Total operating expenses	1	6	826	(4)	829
Operating income (loss)	(1)	(6)	725	—	718
Total other expense, net	(25)	(27)	16	—	(36)
Income (loss) from continuing operations before income taxes	(26)	(33)	741	—	682
Income tax expense (benefit)	(14)	—	208	—	194
Equity earnings from subsidiaries	511	381	—	(892)	—
Income from continuing operations	499	348	533	(892)	488
Income from discontinued operations, net of tax	—	—	21	—	21
Net income	$499	$348	$554	$(892)	$509
Net income attributable to non-controlling interest	—	—	(22)	—	(22)
Net income attributable to ICE	$499	$348	$532	$(892)	$487

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Comprehensive Income
Six Months Ended June 30, 2014
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income	$499	$348	$554	$(892)	$509
Other comprehensive income:
Foreign currency translation adjustments	—	1	83	—	84
Change in fair value of available-for-sale-securities	—	—	118	—	118
Change in fair value of net investment hedge	—	—	21	—	21
Total other comprehensive income	—	1	222	—	223
Comprehensive income of subsidiaries	228	(136)	—	(92)	—
Comprehensive income	727	213	776	(984)	732
Comprehensive income attributable to non-controlling interests	—	—	(22)	—	(22)
Comprehensive income attributable to ICE	$727	$213	$754	$(984)	$710

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Three Months Ended June 30, 2014
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing fees, net	$—	$—	$721	$—	$721
Market data fees	—	—	96	—	96
Listing fees and other revenues	—	—	194	—	194
Intercompany revenues	—	—	2	(2)	—
Total revenues	—	—	1,013	(2)	1,011
Transaction-based expenses	—	—	261	—	261
Total revenues, less transaction-based expenses	—	—	752	(2)	750
Operating expenses:
Compensation and benefits	—	—	150	—	150
Technology and communication	—	—	44	—	44
Acquisition-related transaction and integration costs	—	4	33	—	37
Selling, general, administrative and other	—	—	111	—	111
Depreciation and amortization	—	—	81	—	81
Intercompany expenses	—	—	2	(2)	—
Total operating expenses	—	4	421	(2)	423
Operating income (loss)	—	(4)	331	—	327
Total other expense, net	(11)	(22)	26	—	(7)
Income (loss) from continuing operations before income taxes	(11)	(26)	357	—	320
Income tax expense (benefit)	(9)	—	102	—	93
Equity earnings from subsidiaries	240	163	—	(403)	—
Income from continuing operations	238	137	255	(403)	227
Income from discontinued operations, net of tax	—	—	8	—	8
Net income	$238	$137	$263	$(403)	$235
Net income attributable to non-controlling interest	—	—	(9)	—	(9)
Net income attributable to ICE	$238	$137	$254	$(403)	$226

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Comprehensive Income
Three Months Ended June 30, 2014
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income	$238	$137	$263	$(403)	$235
Other comprehensive income:
Foreign currency translation adjustments	—	—	39	—	39
Change in fair value of available-for-sale-securities	—	—	58	—	58
Change in fair value of net investment hedge	—	—	21	—	21
Total other comprehensive income	—	—	118	—	118
Comprehensive income of subsidiaries	123	(50)	—	(73)	—
Comprehensive income	361	87	381	(476)	353
Comprehensive income attributable to non-controlling interests	—	—	(9)	—	(9)
Comprehensive income attributable to ICE	$361	$87	$372	$(476)	$344

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Six Months Ended June 30, 2013
(In millions)

	ICE (Parent)	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing fees, net	$—	$619	$—	$619
Market data fees	—	81	—	81
Other revenues	—	24	—	24
Intercompany revenues	—	—	—	—
Total revenues	—	724	—	724
Transaction-based expenses	—	—	—	—
Total revenues, less transaction-based expenses	—	724	—	724
Operating expenses:
Compensation and benefits	—	133	—	133
Technology and communication	—	23	—	23
Acquisition-related transaction costs	—	26	—	26
Selling, general, administrative and other	—	52	—	52
Depreciation and amortization	—	65	—	65
Intercompany expenses	—	—	—	—
Total operating expenses	—	299	—	299
Operating income (loss)	—	425	—	425
Total other expense, net	—	(17)	—	(17)
Income (loss) from continuing operations before income taxes	—	408	—	408
Income tax expense (benefit)	—	113	—	113
Equity earnings from subsidiaries	289	—	(289)	—
Income from continuing operations	289	295	(289)	295
Income from discontinued operations, net of tax	—	—	—	—
Net income	$289	$295	$(289)	$295
Net income attributable to non-controlling interest	—	(6)	—	(6)
Net income attributable to ICE	$289	$289	$(289)	$289

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Comprehensive Income
Six Months Ended June 30, 2013
(In millions)

	ICE (Parent)	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income	$289	295	$(289)	$295
Other comprehensive loss:
Foreign currency translation adjustments	—	(44)	—	(44)
Change in fair value of available-for-sale-securities	—	(62)	—	(62)
Total other comprehensive loss	—	(106)	—	(106)
Comprehensive loss of subsidiaries	183	—	(183)	—
Comprehensive income	472	189	(472)	189
Comprehensive income attributable to non-controlling interests	—	(6)	—	(6)
Comprehensive income attributable to ICE	$472	183	$(472)	$183

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Three Months Ended June 30, 2013
(In millions)

	ICE (Parent)	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing fees, net	$—	$319	$—	$319
Market data fees	—	40	—	40
Other revenues	—	13	—	13
Intercompany revenues	—	—	—	—
Total revenues	—	372	—	372
Transaction-based expenses	—	—	—	—
Total revenues, less transaction-based expenses	—	372	—	372
Operating expenses:
Compensation and benefits	—	67	—	67
Technology and communication	—	12	—	12
Acquisition-related transaction costs	—	8	—	8
Selling, general, administrative and other	—	27	—	27
Depreciation and amortization	—	33	—	33
Intercompany expenses	—	—	—	—
Total operating expenses	—	147	—	147
Operating income (loss)	—	225	—	225
Total other expense, net	—	(8)	—	(8)
Income (loss) from continuing operations before income taxes	—	217	—	217
Income tax expense (benefit)	—	59	—	59
Equity earnings from subsidiaries	154	—	(154)	—
Income from continuing operations	154	158	(154)	158
Income from discontinued operations, net of tax	—	—	—	—
Net income	$154	$158	$(154)	$158
Net income attributable to non-controlling interest	—	(4)	—	(4)
Net income attributable to ICE	$154	$154	$(154)	$154

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Comprehensive Income
Three Months Ended June 30, 2013
(In millions)

	ICE (Parent)	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income	$154	$158	$(154)	$158
Other comprehensive loss:
Foreign currency translation adjustments	—	(2)	—	(2)
Change in fair value of available-for-sale-securities	—	(46)	—	(46)
Total other comprehensive loss	—	(48)	—	(48)
Comprehensive income of subsidiaries	106	—	(106)	—
Comprehensive income	260	110	(260)	110
Comprehensive income attributable to non-controlling interests	—	(4)	—	(4)
Comprehensive income attributable to ICE	$260	$106	$(260)	$106

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2014
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net cash provided by (used in) operating activities from continuing operations	$(52)	$347	$626	$(85)	$836
Investing activities:
Increase in restricted cash	—	—	(111)	—	(111)
Cash paid for acquisitions, net of cash acquired	—	—	(150)	—	(150)
Loans to subsidiaries	—	(108)	(698)	806	—
Proceeds from IPO of Euronext	—	—	1,984	—	1,984
Proceeds of available-for-sale investments, net	—	—	26	—	26
Capital expenditures, capitalized software development costs and other	—	—	(98)	—	(98)
Net cash provided by (used in) investing activities from continuing operations	—	(108)	953	806	1,651
Financing activities:
Repayments of debt facilities and issuance costs for debt facilities	(722)	—	(368)	—	(1,090)
Intercompany borrowing	937	(239)	108	(806)	—
Dividends to shareholders	(151)	—	—	—	(151)
Intercompany dividends	—	—	(85)	85	—
Other financing activities	(14)	—	(30)	—	(44)
Net cash provided by (used in) financing activities from continuing operations	50	(239)	(375)	(721)	(1,285)
Cash and cash equivalents from discontinued operations	—	—	(110)	—	(110)
Effect of exchange rates on cash and cash equivalents	—	—	4	—	4
Net increase (decrease) in cash and cash equivalents	(2)	—	1,098	—	1,096
Cash and cash equivalents, beginning of period	2	—	959	—	961
Cash and cash equivalents, end of period	$—	$—	$2,057	$—	$2,057

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2013
(In millions)

	ICE (Parent)	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net cash provided by operating activities	$6	$376	$—	$382
Cash flows from investing activities:
Increase in restricted cash	—	(46)	—	(46)
Cash paid for acquisitions, net of cash acquired	—	(49)	—	(49)
Purchase of available-for-sale investments	—	(37)	—	(37)
Capital expenditures and capitalized software development costs	—	(50)	—	(50)
Net cash used in investing activities	—	(182)	—	(182)
Cash flows from financing activities:
Repayments of debt facilities	—	(330)	—	(330)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(21)	—	—	(21)
Other financing activities	15	(18)	—	(3)
Net cash used in financing activities	(6)	(348)	—	(354)
Effect of exchange rates on cash and cash equivalents	—	(1)	—	(1)
Net decrease in cash and cash equivalents	—	(155)	—	(155)
Cash and cash equivalents, beginning of period	—	1,612	—	1,612
Cash and cash equivalents, end of period	$—	$1,457	$—	$1,457

15.	Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the six months and three months ended June 30, 2014 and 2013 (in millions, except per share amounts):

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Income from continuing operations	$488	$295	$227	$158
Net income from continuing operations attributable to non-controlling interest	(22)	(6)	(9)	(4)
Net income from continuing operations attributable to ICE	466	289	218	154
Net income from discontinued operations attributable to ICE	21	—	8	—
Net income attributable to ICE	$487	$289	$226	$154

Basic earnings per share attributable to ICE common shareholders:
Continuing operations	$4.05	$3.97	$1.89	$2.11
Discontinued operations	0.19	—	0.07	—
Basic earnings per share	$4.24	$3.97	$1.96	$2.11
Basic weighted average common shares outstanding	115	73	115	73

Diluted earnings per share attributable to ICE common shareholders:
Continuing operations	$4.03	$3.94	$1.88	$2.09
Discontinued operations	0.19	—	0.07	—
Diluted earnings per share	$4.22	$3.94	$1.95	$2.09
Diluted weighted average common shares outstanding	116	73	116	73

Basic weighted average common shares outstanding	115	73	115	73
Effect of dilutive securities - stock options and restricted stock	1	—	1	—
Diluted weighted average common shares outstanding	116	73	116	73
Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. The weighted average common shares outstanding during the six months ended June 30, 2014 increased from the prior period primarily due to the 42.4 million shares of the Company's common stock issued to NYSE stockholders in connection with the acquisition as of November 13, 2013. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. During the six months ended June 30, 2014 and 2013, 157,000 and 8,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect because the outstanding stock option exercise prices were greater than the average market price of the common shares during the relevant periods.

16.	Subsequent Events
The Company has evaluated subsequent events and determined that no events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements except those events disclosed in Notes 7, 10 and 13.

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
Forward-looking statements and other risks and factors that may affect our performance include, but are not limited to: our business environment and trends in our industry; increasing competition and consolidation in our industry; general economic conditions and conditions in global financial markets; volatility in commodity prices; changes in domestic and foreign laws, regulations, rules or government policy and the corresponding impact on our business, including changes, increased regulatory scrutiny or enforcement actions resulting from ongoing scrutiny of U.S. equity market structure; our ability to identify and effectively pursue acquisitions and strategic alliances and successfully integrate the companies we acquire; our ability to realize the anticipated synergies and benefits of the NYSE acquisition within the expected time frame, and integrate NYSE’s operations with our business; our ability to complete the sale of certain NYSE Technologies businesses and effectively complete the integration of the remaining data and technology businesses; the success of our clearing houses and our ability to minimize the risks associated with operating multiple clearing houses in multiple jurisdictions; technological developments, including ensuring that the technology we utilize is not vulnerable to security risks; the accuracy of our cost estimates and expectations; our belief that cash flows from operations will be sufficient to service our current levels of debt and fund our working capital needs and capital expenditures for the foreseeable future; our ability to offer additional products and services and leverage our risk management capabilities; maintaining existing market participants and attracting new ones; protecting our intellectual property rights; not violating the intellectual property rights of others; threatened or pending litigation and adverse litigation results; our ability to identify trends and adjust our business to benefit from such trends; and our belief in our electronic platform and disaster recovery system technologies. We caution you not to place undue reliance on these forward-looking statements as they speak only as of the date on which such statements were made, and we undertake no obligation to update any forward-looking statement or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all factors that may affect our business and prospects. Further, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
In this Quarterly Report on Form 10-Q, unless otherwise indicated, the terms “Intercontinental Exchange”, “ICE”, “we”, “us”, “our”, “our company” and “our business” refer to Intercontinental Exchange, Inc., together with its consolidated subsidiaries. Due to rounding, figures may not sum exactly.
Overview
We are a leading global operator of regulated exchanges and clearing houses for financial and commodity markets. Through our subsidiaries, we currently operate 11 global exchanges and five central clearing houses. We operate global marketplaces for trading and clearing a broad array of securities and derivatives contracts across major asset classes, including interest rates, equities, equity derivatives, credit derivatives, bonds, currency, and commodities. We are also a global markets operator and provider of securities listing, trading, market data products, and technology services.
Recent Developments
NYSE Acquisition
On November 13, 2013, we completed our acquisition of 100% of NYSE for $11.1 billion, comprised of $2.7 billion in cash and the issuance of 42.4 million shares of our common stock, and their results are included in our consolidated results effective from the acquisition date. Refer to note 3 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q, for more information on this acquisition.
Initial Public Offering of Euronext
On June 24, 2014, we sold an aggregate 65.8 million shares of common stock of Euronext, representing 94% of all outstanding shares, in three transactions. The transactions include our sale of 42.2 million shares of Euronext common stock in an initial public offering, or IPO, at €20 per share, 23.4 million shares of Euronext common stock to a group of European institutional investors at

€19.20 per share and 0.2 million shares of Euronext common stock to eligible Euronext employees at €16 per share. These transactions generated an aggregate €1.4 billion ($1.9 billion) of net cash proceeds. The net cash proceeds received included cash of $220 million distributed from Euronext as part of the separation of Euronext from our remaining businesses. Euronext is comprised of the European-based exchanged acquired by us as part of the NYSE acquisition completed in November 2013. Due to the sale of a controlling interest in Euronext, we have de-consolidated the assets and liabilities of Euronext as of the IPO date and including the financial results of Euronext in discontinued operations in the consolidated financial statements. See "- Discontinued Operations" below. As of June 30, 2014, we own 4.2 million shares of Euronext common stock, representing 6% of all outstanding shares, which are subject to a 180-day lockup period that prohibits the sale of these shares without the prior written consent of the joint global coordinators that underwrote the IPO. We used the cash proceeds from the sale of Euronext shares to repay debt. See "- Debt" below. Also, refer to note 13 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q, for more information on the IPO of Euronext and the presentation of the results as discontinued operations.
In connection with the separation of Euronext from ICE, Euronext and ICE entered into a series of services agreements and related agreements, or SLAs, to ensure that Euronext and ICE (including Liffe) have continuity in operating their respective businesses through the separation. The majority of the SLAs are in place through 2014 and provide for, among other things, Euronext operational support and transition services to be provided to Liffe until its transition to the ICE platform is completed at the end of 2014.
NYSE Technologies Divestitures
NYSE operated a commercial technology business, NYSE Technologies, which provides comprehensive transaction, data and infrastructure services and managed solutions for buy-side, sell-side and exchange communities. On June 18, 2014, we signed a definitive agreement with SR Labs for the sale of Wombat, a unit of NYSE Technologies, and the transaction closed on July 23, 2014. On June 23, 2014, we signed a definitive agreement with ULLINK for the combined sale of NYFIX and Metabit, both businesses of NYSE Technologies. The NYFIX and Metabit transaction, which is subject to regulatory approval, is expected to close in the third quarter of 2014. These agreements complete our previously announced intention to divest certain non-core NYSE Technologies assets.
We have reflected the results of NYFIX, Metabit and Wombat as discontinued operations in the consolidated financial statements. See "- Discontinued Operations" below. We expect to use the net cash proceeds from the sales of NYFIX, Metabit and Wombat to repay debt, invest in growth initiatives, pursue strategic investments and return capital to shareholders via dividends and share repurchases. See "- Debt" below. Also, refer to note 13 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q, for more information on the sales of the three NYSE technologies companies and the presentation of the results as discontinued operations.
SMX Acquisition
On February 3, 2014, we acquired 100% of the outstanding common stock of Singapore Mercantile Exchange Pte. Ltd., or SMX. The acquisition included Singapore Mercantile Exchange Clearing Corporation Pte. Ltd., or SMXCC, a wholly-owned subsidiary of SMX, that is the clearing house for all SMX trades. SMX operated futures markets in Singapore across metals, currencies, energy and agricultural commodities and SMXCC cleared the contracts executed on SMX. SMX and SMXCC retain licenses to operate as an approved exchange and an approved clearing house, regulated by the Monetary Authority of Singapore. These licenses provided us with exchange and clearing licenses in Asia. The exchange and clearing infrastructures are expected to transition to the ICE trading and clearing platforms in the coming months. As a result, a period of business transition is currently underway and the exchange and clearing house have been temporarily closed. On April 22, 2014, SMX and SMXCC were renamed ICE Futures Singapore and ICE Clear Singapore, respectively. Refer to note 3 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q, for more information on this acquisition.
ICE Benchmark Administration - LIBOR and ISDAFIX
In September 2012, the Wheatley Review, an independent review of a number of aspects dealing with the setting and usage of the London Interbank Offered Rate, or LIBOR, identified the need for a new independent administrator for LIBOR. Following a selection process by the Hogg Tendering Advisory Committee, which was an independent committee set up to recommend a new administrator for LIBOR, ICE Benchmark Administration, or IBA, a wholly-owned subsidiary of ICE, was recommended as the new administrator for LIBOR in July 2013. In February 2014, IBA was authorized by the U.K.’s Financial Conduct Authority to administer LIBOR as an independent and regulated benchmark administrator. Since authorization, IBA has been working extensively with industry associations, stakeholders and regulators across the globe to transition LIBOR and improve the integrity and transparency of the benchmark, including establishing a robust new oversight and governance framework, in addition to new surveillance technology and analytical tools to operate the benchmark setting process.
On April 30, 2014, IBA was appointed as the new administrator of ISDAFIX by the International Swaps and Derivatives Association, or ISDA. ISDAFIX is the leading global benchmark for interest rate swaps. It represents the average mid-market swap rates for four major currencies: Euro, British pound, Swiss franc and U.S. dollar, at selected maturities on a daily basis. Market participants use ISDAFIX to price and settle their derivatives contracts and as a reference rate for floating rate bonds.
As the administrator for ISDAFIX, IBA will transition the calculation methodology for ISDAFIX from a polled submission model where contributing banks submit price estimates, to a methodology based on tradable quotes posted on regulated trading venues. This move is made possible by the introduction of electronic markets for interest rate swaps and is designed to align the ISDAFIX benchmark with principles published last year by the International Organization of Securities Commissions, or IOSCO, for financial benchmarks, which were subsequently endorsed by the G20 and by the Financial Stability Board.
IBA has entered into agreements with ISDA in relation to the transfer, administration and calculation of the ISDAFIX benchmark in various currencies and the licensing of related intellectual property to IBA. Further, the documentation requires IBA to use reasonable endeavors to move from a polled rate based on bank submissions in relation to the calculation of ISDAFIX to a multilateral trading facilities, or MTF, rate based on relevant data provided by MTFs. There are revenue share arrangements proposed with ISDA, and with participating MTFs once the ISDAFIX moves to an MTF basis. IBA's responsibilities for ISDAFIX will include governance of all ISDAFIX administrative processes including oversight and decisions of methodology, systems and controls. IBA responsibilities will also include daily operations, including collection of input data and calculation of rates, and ex-ante and ex-post checks on submissions to ensure the integrity of the benchmark. IBA is scheduled to administer ISDAFIX from August 1, 2014 and aims to transition the Euro, British pound and U.S. dollar ISDAFIX benchmarks to a tradable quote methodology in the fourth quarter of 2014 and first quarter of 2015. Similar to the risks associated with moving LIBOR to IBA, there are risks associated with the transition of the ISDAFIX benchmark, including operational and reputational damage.
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
The European Union has adopted new legislation on over-the counter, or OTC, and exchange-traded derivatives, clearing houses and trade repositories commonly known as the European Market Infrastructure Regulation, or EMIR. EMIR requires, among other things, all derivatives trades to be reported to trade repositories, clearing of standardized OTC derivative contracts and more stringent prudential, operational and business requirements for clearing houses. EMIR also requires clearing houses to require enough margin to cover an exchange traded derivatives (futures) position for two days, an increase over the present margining methodology. The increased margin requirements for market participants could make trading of cleared derivative contracts in Europe more expensive for market participants, which may cause clients to prefer our clearing operations that are based in other jurisdictions and require us to restructure certain aspects of our business. ICE Clear Europe is seeking approval from the Bank of England to implement updated margin models in order to reduce the burden of the EMIR margin rules on our customers.
ICE Clear Europe is concluding the process of being authorized as a recognized EMIR Central Counterparty, or CCP. ICE Clear Europe has delayed its authorization in response to the European Commission deferring the implementation of the Capital Requirements Regulation, or CRR, to December 15, 2014.
European authorization of ICE Clear U.S., ICE Clear Credit and ICE Clear Canada as third country CCPs is reliant on the equivalence decision by the European Commission. In its September 1, 2013 recommendation on CCP equivalence to the European Commission, the European Securities and Markets Authority, or ESMA, advised the European Commission that the U.S.’s regulatory system for CCPs is not equivalent to the European regulatory system. However, ESMA did state that clearing houses could adopt rules and receive recognition as a foreign CCP from ESMA. The European Commission and the U.S. Commodity Futures Trading Commission, or CFTC, remain in active dialog regarding equivalence and a final decision is anticipated in the fourth quarter of 2014. Pursuant to CRR, failure by the European Commission to find the United States or Canada equivalent could result in higher capital charges for European clearing firms accessing U.S. or Canadian CCPs and could cause those clearing firms to exit the U.S. and/or Canadian markets. ICE Clear U.S., ICE Clear Credit and ICE Clear Canada have made applications to the ESMA to become authorized as EMIR Third Country CCPs.
Europe has adopted the Markets in Financial Instruments Directives II, or MiFID II, which is designed to increase European regulation of trading in financial instruments. MiFID II will require derivatives that are sufficiently liquid to be traded on a multilateral trading facility or an organized trading facility. The legislation also institutes a position limit regime for commodity derivatives, which will be set by the national regulators pursuant to methodology set by ESMA. The agreement also includes an access provision for non-discriminatory access to execution and clearing venues. The instruments included in this directive, along with definitions, timing and implementation, are expected to be established at the rule making stage with ESMA during 2014. In addition, the legislation requires non-discriminatory access to benchmarks (a benchmark is an index or other measure used to determine the value of a financial instrument, for example, LIBOR or the S&P 500) used in Europe. The scope of the requirement will be determined by ESMA. The second level of text implementing the legislation is being drafted over the next year. The open access provision of the legislation is expected to take effect between 2017 and 2019 based on current implementation timelines that have been provided.
In November 2013, the CFTC proposed new rules placing position limits on 28 energy, metals and agricultural contracts. ICE Futures U.S. has spot month position limits for its energy, agricultural, metals and certain financial products and also has single month and all month limits for certain agricultural, metals and financial contracts. If finalized, the new rules will place federal all month and spot month limits on these 28 contracts, and the limits will be aggregated across all U.S. exchanges and the OTC swaps markets. Key contracts included in the rule will be the Henry Hub natural gas contract and the ICE WTI crude oil contract. Financially settled contracts will maintain a position limit five times the limit for physically settled futures contracts.
The Securities and Exchange Commission, or SEC, is reviewing the structure of equity markets. On June 5, 2014, SEC Chair Mary Jo White gave a speech outlining her priorities concerning equity market structure. Of note, the SEC continues to focus on latency of and access to equity exchange data feeds. In addition, the SEC is expected to continue on its path of developing data driven research and testing certain hypotheses through the use of pilots. For example, on June 24, 2014, the SEC ordered the exchanges and FINRA to develop a tick size pilot. Chair White has also announced initiatives to provide better pre-trade transparency in the fixed income markets.
For additional information regarding the regulations affecting our business, see Item 1 “Business - Regulation” and Item 1(A) “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013, or our 2013 Form 10-K, as filed with the SEC on February 14, 2014.
Consolidated Financial Highlights
The following summarizes our results and significant changes in our consolidated financial performance for the periods presented (in millions, except percentages and per share amounts):

	Six Months Ended June 30,			Three Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Total revenues, less transaction-based expenses	$1,547	$724	114%	$750	$372	102%
Total operating expenses	$829	$299	177%	$423	$147	188%
Operating income	$718	$425	69%	$327	$225	46%
Operating margin	46%	59%	(13 pts)	44%	60%	(16 pts)
Other expense, net	$(36)	$(17)	116%	$(7)	$(8)	(3)%
Income tax expense	$194	$113	72%	$93	$59	58%
Effective tax rate	28%	28%	0 pts	29%	27%	2 pts
Income from continuing operations	$488	$295	65%	$227	$158	44%
Income from discontinued operations, net of tax	$21	$—	n/a	$8	$—	n/a
Net income attributable to ICE	$487	$289	69%	$226	$154	47%
Adjusted net income attributable to ICE	$527	$310	70%	$251	$161	56%
Diluted earnings per share attributable to ICE common shareholders	$4.22	$3.94	7%	$1.95	$2.09	(7)%
Adjusted diluted earnings per share attributable to ICE common shareholders	$4.56	$4.23	8%	$2.17	$2.19	(1)%
Cash flows from operating activities	$836	$382	158%

•
Total revenues, less transaction-based expenses, increased $823 million and $378 million for the six months and three months ended June 30, 2014, from the comparable periods in 2013, primarily due to $846 million and $412 million in revenues, less transaction-based expenses, recognized relating to the inclusion of NYSE for the six months and three months ended June 30, 2014 (subsequent to its acquisition on November 13, 2013). These increases were partially offset by decreases in the energy futures and options transaction and clearing revenues compared to the prior year periods. See “- Consolidated Revenues” below. Total revenues, less transaction-based expenses, exclude Euronext and NYSE Technologies revenues which are included in income from discontinued operations discussed below.

•
Total operating expenses increased $530 million and $276 million for the six months and three months ended June 30, 2014, from the comparable periods in 2013, primarily due to $478 million and $241 million in expenses recognized relating to the inclusion of NYSE for the six months and three months ended June 30, 2014 (excluding the acquisition-related transaction and integration costs). Acquisition-related transaction and integration costs increased $36 million and $29 million for the six months and three months ended June 30, 2014, from the comparable periods in 2013, to $62 million and $37 million for the six months and three months ended June 30, 2014, primarily related to our integration of NYSE. See “- Operating Expenses”

below. Total operating expenses exclude Euronext and NYSE Technologies operating expenses which are included in income from discontinued operations discussed below.

•
Other expense, net increased for the six months ended June 30, 2014, from the comparable period in 2013, primarily due to an increase in our interest expense resulting from an increase in our total debt outstanding. The reduction in other expense, net for the three months ended June 30, 2014, from the comparable period in 2013, resulted primarily from an increase in dividend income received relating to our investment in Cetip. See “- Non-Operating Income (Expenses)” below.

•	Income from discontinued operations, net of tax, for the six months and three months ended June 30, 2014 include the results of Euronext and NYSE Technologies. See “- Discontinued Operations” below.

•
Adjusted net income attributable to ICE and adjusted diluted earnings per share attributable to ICE common shareholders are calculated by excluding items that are not reflective of our core business performance, net of taxes. See “- Non-U.S. GAAP Financial Measures” below.

Variability in Quarterly Comparisons
The business environments in which we operate directly affect our results of operations. Our results have been and will continue to be affected by many factors, including the level of trading activity in our markets, which during any period is significantly influenced by general market conditions; price volatility; competition; market share and the pace of industry consolidation; broad trends in the brokerage and finance industry; price levels and price volatility; the number and financial health of companies listed on our cash markets; geopolitical events; weather and disasters; real and perceived supply and demand imbalances; availability of capital; changing technology in the financial services industry; and, legislative and regulatory changes among other factors. In particular, in recent years, the business environment has been characterized by increasing competition among global markets for trading volumes and listings; the globalization of exchanges, customers and competitors; market participants’ demand for speed, capacity and reliability, which requires continuing investment in technology; and, increasing competition for market data revenues. Price volatility increases the need to hedge risk and creates demand between market participants for the exchange of risk. Market liquidity is one of the primary market attributes for attracting and maintaining customers and is an important indicator of a market’s strength. The maintenance and growth of our revenues could also be impacted if we face increased pressure on pricing. Changes in these and other factors could cause our revenues to fluctuate from period to period and these fluctuations may affect the reliability of period to period comparisons of our revenues and operating results.
Segment Reporting
We previously operated as a single reportable business segment as of December 31, 2013, the ICE segment. As of March 31, 2014, we operated as two business segments, the ICE segment and the Euronext segment, which was reflective of how our chief operating decision maker reviewed and operated the business. The Euronext segment comprised the European-based exchanges that include listings, cash and derivatives markets, market data and technology services. Following the IPO and de-consolidation of Euronext in June 2014, we reverted to one business segment as this is reflective of how our chief operating decision maker reviewed and operated the business as of June 30, 2014.

Consolidated Revenues
Total revenues, less transaction-based expenses, exclude Euronext and NYSE Technologies revenues, which are included in income from discontinued operations. See "- Discontinued Operations" below. The following table presents our consolidated revenues, less transaction-based expenses, from continuing operations (in millions, except for percentages):

	Six Months Ended June 30,			Three Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Revenues:
Natural gas futures and options contracts	$97	$111	(13)%	$40	$55	(27)%
Brent crude futures and options contracts	104	120	(14)	55	62	(13)
Gasoil futures and options contracts	41	51	(18)	20	26	(22)
Other oil futures and options contracts	45	50	(9)	22	25	(10)
Power futures and options contracts	39	39	1	19	20	(4)
Emissions and other energy futures and options contracts	39	38	2	16	18	(12)
Sugar futures and options contracts	53	49	10	25	27	(6)
Other agricultural and metals futures and options contracts	51	46	14	25	24	7
Interest rates futures and options contracts	155	—	n/a	75	—	n/a
Other financial futures and options contracts	62	20	201	32	11	182
Credit default swaps	84	73	15	41	40	3
U.S. cash equities and U.S. equity options	684	—	n/a	338	—	n/a
Other	28	22	15	13	11	6
Transaction and clearing fees, net	1,482	619	140	721	319	126
Market data fees	199	81	145	96	40	138
Listing fees	165	—	n/a	83	—	n/a
Other revenues	225	24	842	111	13	783
Total revenues	2,071	724	186	1,011	372	172
Transaction-based expenses	524	—	n/a	261	—	n/a
Total revenues, less transaction-based expenses	$1,547	$724	114%	$750	$372	102%
Transaction and Clearing Fees, net
Our transaction and clearing fees are reported on a net basis and consist of fees collected from our derivatives trading and clearing and, subsequent to our acquisition of NYSE on November 13, 2013, from our U.S. cash trading and U.S. equity options businesses. In our derivatives markets, we earn transaction and clearing fees from both counterparties to each contract that is traded and/or cleared. Revenues for per-contract fees are driven by the number of trades executed and fees charged per contract. The amount of our per-contract transaction and clearing fees will depend upon many factors, including, but not limited to, market conditions, transaction and clearing volume, pricing and new product introductions.
Following our acquisition of NYSE, we recognize transaction and clearing fee revenues from executing trades of derivatives contracts and clearing charges on Liffe. The principal types of derivative contracts traded and cleared in these markets are futures and options on interest rate, agriculture and equity derivatives. Trading volume in European interest rate products is primarily driven by volatility resulting from economic data and changes in expectations for the level and term structure of short-term interest rates, and trading in equity derivatives, including indexes and single stock futures, is primarily driven by volatility and other economic factors impacting the equity markets.
We receive transaction fee revenues from U.S. cash trading. Cash trading consists of transaction charges for executing trades in our cash equities markets, including NYSE, NYSE Arca and NYSE MKT, as well as options contracts traded on NYSE Arca and NYSE Amex Options. In addition, we receive routing fees related to orders in our markets which are routed to other market centers for execution. Additionally, our U.S. cash markets pay fees to the SEC pursuant to Section 31 of the Exchange Act of 1934. These fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. Activity assessment fees are collected from member organizations executing trades on our U.S. cash markets, and are recognized when these amounts are invoiced. Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semi-annually and recorded as an accrued liability until paid. The activity assessment fees are designed so that they are equal to the Section 31 fees. As a result, activity assessment fees and Section 31 fees do not have an impact on our net income. These fees are also reported as transaction-based expenses and are excluded from our consolidated net revenues.

Energy futures and options volumes and related revenues have declined for the six months and three months ended June 30, 2014, from the comparable periods in 2013. Energy includes Brent crude, Gasoil, other oil, North American natural gas and power, and emissions futures and options contracts. Our energy volumes declined on multi-year lows for intraday price volatility across the markets for global oil and North American natural gas, among others. In addition, moderate commodity demand due to muted economic growth, regulatory uncertainty and strong natural gas supply reduced the demand for trading and hedging using energy futures and contracts.
Natural gas futures and options volumes declined 28% and 44% for the six and three months ended June 30, 2014, respectively, from the comparable periods in 2013, while corresponding revenues decreased 13% and 27% for the six months and three months ended June 30, 2014, respectively, from the comparable periods in 2013. The relatively lower decrease in revenues, compared to the volume decrease, was driven by growth in our European natural gas volumes year over year, which has a higher rate per contact, as compared to the North American natural gas contract, whose volume decreased significantly year over year, as discussed above.
In our derivatives markets, our benchmark Brent crude futures contract is relied upon by a broad range of global market participants, including oil producing nations and multinational companies, to price and hedge their crude oil production and consumption. Brent futures and options volumes declined 9% for both the six and three months ended June 30, 2014 from the comparable periods in 2013, as discussed above. Based on traded volume in our Brent and WTI crude futures contracts, we had 55% and 56% market share of the global crude futures contracts trading for the six months ended June 30, 2014 and 2013, respectively, and 55% and 54% market share of the global crude futures contracts trading for the three months ended June 30, 2014 and 2013, respectively.
Power futures and options volumes decreased 14% and 20% for the six and three months ended June 30, 2014, respectively, from the comparable periods in 2013, while corresponding revenues increased 1% and decreased 4% for the six months and three months ended June 30, 2014, respectively, from the comparable periods in 2013. The increase in revenues or lower decrease in revenues, compared to the volume decreases, were driven by growth in our European power volumes year over year, which has a higher rate per contact, as compared to the North American power contract, whose volume decreased significantly year over year, as discussed above. In April 2014, the power contract size convention was amended to convert from smaller megawatt hours contracts to a large fixed megawatt contract, and the prior year comparisons have been restated to reflect the conversion.
CDS trade execution revenues at Creditex and ICE Swap Trade were $35 million and $36 million for the six months ended June 30, 2014 and 2013, respectively, and $17 million and $18 million for the three months ended June 30, 2014 and 2013, respectively. The notional value of the underlying CDS traded was $563 billion and $481 billion for the six months ended June 30, 2014 and 2013, respectively, and $307 billion and $224 billion for the three months ended June 30, 2014 and 2013, respectively.
CDS clearing revenues at ICE Clear Credit and ICE Clear Europe were $49 million and $38 million for the six months ended June 30, 2014 and 2013, respectively, and $24 million and $22 million for the three months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014 and 2013, ICE Clear Credit and ICE Clear Europe cleared $6.5 trillion and $5.7 trillion respectively, of CDS notional value and during the three months ended June 30, 2014 and 2013, cleared $3.1 trillion and $3.3 trillion, respectively, of CDS notional value. With the advent of mandatory clearing during 2013, CDS clearing activity by investment funds, asset managers, and other buy side market participants increased significantly.
Our transaction and clearing fees are presented net of rebates. We recorded rebates of $317 million and $204 million for the six months ended June 30, 2014 and 2013, respectively, and $138 million and $106 million for the three months ended June 30, 2014 and 2013, respectively. We offer rebates in certain of our markets, including Liffe derivatives markets following the NYSE acquisition, primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable rate. Such rebates are calculated based on volumes traded. The increase in the rebates is due primarily to the rebates relating to the addition of Liffe derivatives markets following the acquisition, an increase in the number of participants in the rebate programs offered on various contracts and an increase in the number of rebate programs offered during the first six months of 2014.

Selected Operating Data
The following table presents trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures rate per contract (in millions, except for percentages and rate per contract amounts):

	Six Months Ended June 30,			Three Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Number of contracts traded:
Natural gas futures and options	117	164	(28)%	46	82	(44)%
Brent crude futures and options	79	86	(9)	41	45	(9)
Gasoil futures and options	27	34	(20)	13	17	(24)
Other oil futures and options	32	32	1	16	16	1
Power futures and options (1)	15	18	(14)	7	9	(20)
Emissions and other energy futures and options	6	6	(3)	2	3	(20)
Sugar futures and options	21	19	14	10	10	(4)
Other agricultural and metals futures and options	24	17	36	11	9	22
Interest rates futures and options	247	—	n/a	117	—	n/a
Other financial futures and options	131	20	527	75	12	542
Total	699	396	76%	338	203	66%

Futures rate per contract:
Energy futures and options rate per contract	$1.33	$1.20	10%	$1.38	$1.20	15%
Agricultural and metals futures and options rate per contract (2)	$2.33	$2.60	(10)%	$2.41	$2.60	(7)%
Interest rates and other financial futures and options rate per contract (2)	$0.58	$0.98	(41)%	$0.56	$0.96	(42)%

(1) The North American monthly mini-sized power futures and options contracts included in the table above (and in the open interest table below) have been adjusted for all periods presented to be sized in megawatts, which resulted in a larger post-conversion contract size for each futures and options contract, a lower actual volume of contracts traded and included in open interest, and a higher rate per contract.
(2) Subsequent to our acquisition of NYSE on November 13, 2013, agricultural and metals and interest rates and other financial futures and options rates per contract include Liffe agricultural, metals, interest rates, U.S. equity derivatives and equity indexes products.
Open interest is the aggregate number of contracts (long or short) that clearing members hold either for their own account or on behalf of their clients. As of June 30, 2014, open interest of $1.7 trillion in notional value of CDS were held at ICE Clear Credit and ICE Clear Europe, compared to $1.5 trillion as of June 30, 2013. The following table presents our quarter-end open interest for our futures and options contracts (in millions, except for percentages).

	As of June 30,
	2014	2013	Change
Open interest — in contracts:
Natural gas futures and options	21	29	(27)%
Brent crude futures and options	3	3	11
Gasoil futures and options	1	1	(14)
Other oil futures and options	5	4	13
Power futures and options	8	8	(8)
Emissions and other energy futures and options	2	2	14
Sugar futures and options	1	1	12
Other agricultural and metals futures and options	2	1	84
Interest rates futures and options	21	—	n/a
Other financial futures and options	15	1	3,125
Total	79	50	59%

The following table presents selected U.S. cash and U.S. equity options trading data for the six months and three months ended June 30, 2014, subsequent to our acquisition of NYSE. All trading volume below is presented as net daily trading volume and is single counted.

	Six Months Ended June 30, 2014	Three Months Ended June 30, 2014
U.S. cash products (shares in millions):
NYSE listed (tape A) issues:
Handled volume	1,049	1,019
Matched volume	1,024	996
Total NYSE listed consolidated volume	3,395	3,196
Share of total matched consolidated volume	30%	31%
NYSE Arca, NYSE MKT and regional listed (tape B) issues:
Handled volume	243	215
Matched volume	229	203
Total NYSE Arca, NYSE MKT and regional listed consolidated volume	1,064	928
Share of total matched consolidated volume	22%	22%
Nasdaq listed (tape C) issues:
Handled volume	207	199
Matched volume	189	184
Total Nasdaq listed consolidated volume	2,068	1,971
Share of total matched consolidated volume	9%	9%
Total U.S. cash volume handled	1,499	1,433

U.S. equity options (contracts in thousands):
NYSE equity options	3,655	3,433
Total U.S. equity options volume	15,137	14,229
NYSE share of total U.S. equity options	24%	24%

Revenue capture or rate per contract:
U.S. cash products revenue capture (per 100 shares)	$0.048	$0.048
U.S. equity options rate per contract	$0.160	$0.150
Handled volume represents the total number of shares of equity securities, ETFs and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
Market Data Fees
We generate revenues from the dissemination of our market data to a variety of users. In our derivatives markets, market data fees primarily relate to subscription fees charged for user and license access from data vendors and from the end users, view only market data access, direct access services, terminal access, daily indexes and end of day reports. We charge the end user directly for real-time and historical futures prices and other futures market data in certain of our markets, including our interest rates markets.
In our cash products, we earn market data fees relating to our cash trading and related market data services. We collect these market data fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. During the six months and three months ended June 30, 2014, we recognized market data fee revenues from NYSE derivative market data services and U.S. cash trading market data services of $117 million and $55 million, respectively. NYSE market data revenues decreased $6 million for the three months ended June 30, 2014, from the three months ended March 31, 2014, primarily due to a transition to offering separate data packages for Liffe and Euronext in anticipation of the ultimate IPO of Euronext. We believe we may be able to recover a portion of this revenue during future quarters as customers renew subscriptions for data packages related to the Liffe business. The portion of the revenue decline that will not be recovered primarily reflects Euronext customers who will no longer buy data packages that include Liffe data.
Listing Fees
Following the NYSE acquisition, we recognize listing fee revenues in our cash equity markets from two types of fees applicable to companies listed on our U.S. securities exchanges - listing fees and annual fees.

Original listing fees are recognized as revenue on a straight-line basis over estimated service periods of nine years for the NYSE equity market and five years for NYSE Arca and NYSE MKT. Other corporate action listing fees are recognized as revenue on a straight-line basis over estimated service periods of six years for the NYSE cash equity market and three years for NYSE Arca and NYSE MKT. Unamortized balances are recorded as deferred revenue in our consolidated balance sheet. The unamortized deferred revenue balance as of June 30, 2014 for the listing fees was $41 million relating to listing fees incurred and billed and not yet recognized as revenue subsequent to the November 13, 2013 acquisition through June 30, 2014.
Annual fees are charged based on the number of outstanding shares of listed U.S. companies at the end of the prior year. Non-U.S. companies pay fees based on the number of shares issued or held in the United States. Annual fees are recognized as revenue on a pro rata basis over the calendar year. The unamortized deferred revenue balance as of June 30, 2014 for the annual fees was $164 million, which will be recognized as revenue over the remaining months of 2014.
Other Revenues
Prior to our acquisition of NYSE, other revenues consisted of various fees and services provided to our customers, including connectivity fees, ICE Chat and WhenTech subscription fees, ICE Endex membership fees, agricultural grading and certification fees, regulatory penalties and fines, interest income on certain clearing margin deposits and Liffe clearing services fees (Liffe clearing services fees are now recorded in transaction and clearing revenues). Following the NYSE acquisition, other revenues also include technology services revenues, fees for trading licenses, facilities, regulation, listed company services, designated market marker services, and for non-transaction related clearance and settlement activities in our European markets. We recognized $195 million and $95 million in other revenues from NYSE for the six months and three months ended June 30, 2014, respectively.
Transaction-Based Expenses
Following our acquisition of NYSE, we pay the SEC fees pursuant to Section 31 of the Securities Exchange Act of 1934 for transactions executed on U.S. security exchanges. We, in turn, collect activity assessment fees, which are included in transaction and clearing fees in the consolidated statements of income and in transaction-based expenses, from member organizations clearing or settling trades on the U.S. securities exchanges and recognize these amounts when invoiced.
We incur routing charges when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our U.S. securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We include costs incurred due to erroneous trade execution within routing as transaction-based expenses. Furthermore, NYSE Arca incurs clearance, brokerage and related transaction expenses and per trade service fees paid to exchanges for trade execution.
Operating Expenses
Total operating expenses exclude Euronext and NYSE Technologies operating expenses, which are included in income from discontinued operations. See "- Discontinued Operations" below. The following table presents our consolidated operating expenses from continuing operations (in millions, except for percentages):

	Six Months Ended June 30,			Three Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Compensation and benefits	$304	$133	129%	$150	$67	124%
Technology and communication	90	23	289%	44	12	250
Professional services	109	16	601%	51	8	540
Rent and occupancy	42	18	137%	22	10	141
Acquisition-related transaction and integration costs	62	26	134%	37	8	341
Selling, general and administrative	61	18	241%	38	9	321
Depreciation and amortization	161	65	147%	81	33	146
Total operating expenses	$829	$299	177%	$423	$147	188%
Compensation and benefits expenses
Compensation and benefits expenses increased for the six months and three months ended June 30, 2014, from the comparable periods in 2013, primarily due to increases in our employee headcount. Our employee headcount increased primarily relating to the NYSE acquisition. Headcount increased from 1,128 employees as of June 30, 2013 to 3,089 employees as of June 30, 2014 and, excluding the NYSE employees, increased to 1,249 employees as of June 30, 2014, an increase of 11% compared to June 30, 2013. As of June 30, 2014, we had 1,840 employees relating to our NYSE acquisition, a decrease of 41% compared to the 3,099 NYSE employees as of December 31, 2013. The decrease in the NYSE employees from December 31, 2013 to June 30, 2013 is primarily related to the reduction in the Euronext employees following the IPO on June 24, 2014 (there were 1,049 Euronext employees as of December 31, 2013) and due to employee terminations relating to the integration. We recognized $168 million and $84 million in compensation and benefits expenses relating to NYSE during the six months and three months ended June 30, 2014, respectively.
In addition to the headcount increase relating to the NYSE employees, additional headcount increases were primarily due to other acquisitions and internal hiring for clearing, technology, compliance operations and relating to corporate functions at our headquarters as a result of the NYSE integration. Non-cash compensation expenses recognized in our consolidated financial statements for employee stock options and restricted stock were $39 million and $30 million for the six months ended June 30, 2014 and 2013, respectively, and $22 million and $15 million for the three months ended June 30, 2014 and 2013, respectively, with the increases primarily relating to a greater number of employees receiving non-cash awards due to the headcount increases. We recorded $46 million and $29 million in NYSE employee termination costs relating to continuing operations during the six months and three months ended June 30, 2014, respectively, with such costs included in the acquisition-related transaction and integration costs discussed below.
Compensation and benefits expenses for the six months and three months ended June 30, 2014 are net of certain state research and development tax credits that are eligible for the first time to be applied against state income tax withholding liabilities. Compensation and benefits expenses for the six months and three months ended June 30, 2014 was reduced by $6 million in tax credits representing $2 million of credits generated in 2012 and $4 million of credits generated in 2013. The Federal tax law does not currently provide for research and development credits in 2014. The state allows the credit only when a company has a Federal research and development credit, and the Federal extender bill to allow for 2014 research and development credits has not been enacted.
Technology and Communication Expenses
Technology and communication expenses increased for the six months and three months ended June 30, 2014, from the comparable periods in 2013, primarily due to the inclusion of NYSE expenses following our acquisition. We recognized $64 million and $31 million in technology and communication expenses relating to NYSE during the six months and three months ended June 30, 2014, respectively.
Professional Services Expenses
Professional services expenses increased for the six months and three months ended June 30, 2014, from the comparable periods in 2013, primarily due to the inclusion of NYSE expenses following our acquisition and due to costs incurred at SMX as we transition their exchange and clearing infrastructures to our trading and clearing platforms. See "- Recent Developments" above. We recognized $89 million and $41 million in professional services expenses relating to NYSE during the six months and three months ended June 30, 2014, respectively.
Rent and Occupancy Expenses
Rent and occupancy expenses increased for the six months and three months ended June 30, 2014, from the comparable periods in 2013, primarily due to the inclusion of NYSE expenses following our acquisition, partially offset by $7 million and $4 million in duplicate rent expenses and lease termination costs relating to the consolidation of multiple New York office locations that occurred during the six months and three months ended June 30, 2013, respectively. We recognized $31 million and $17 million in rent and occupancy expenses relating to NYSE during the six months and three months ended June 30, 2014, respectively.
Acquisition-Related Transaction and Integration Costs
We incurred $62 million and $37 million in acquisition-related transaction and integration costs during the six and three months June 30, 2014, respectively, primarily relating to our acquisitions of NYSE and SMX and the integration of NYSE. Of this amount, $58 million and $36 million related to NYSE integration costs incurred during the six and three months ended June 30, 2014, respectively, primarily for employee termination costs and professional services costs incurred relating to the integration. We incurred acquisition-related transaction costs during the six and three months ended June 30, 2013 primarily relating to our pending acquisition of NYSE and the acquisition of ICE Endex.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased for the six months and three months ended June 30, 2014, from the comparable periods in 2013, primarily due to the inclusion of NYSE expenses following our acquisition and due to increases in certain expenses related to taxes other than income taxes. We recognized $38 million and $24 million in selling, general and administrative expenses relating to NYSE during the six months and three months ended June 30, 2014, respectively.
Depreciation and Amortization Expenses
We recorded amortization expenses on the intangible assets acquired as part of our acquisitions, as well as on the Russell licensing agreement intangible assets, of $82 million and $33 million for the six months ended June 30, 2014 and 2013, respectively, and $39 million and $17 million for the three months ended June 30, 2014 and 2013, respectively. Amortization expenses increased for the six months and three months ended June 30, 2014, from the comparable periods in 2013, primarily due to additional amortization expenses recorded on the intangible assets associated with our acquisition of NYSE. We recognized $50 million and $24 million in amortization expenses on the NYSE intangible assets during the six months and three months ended June 30, 2014, respectively.
We recorded depreciation expenses on our fixed assets of $79 million and $32 million for the six months ended June 30, 2014 and 2013, respectively, and $42 million and $17 million for the three months ended June 30, 2014 and 2013, respectively. We recognized $39 million and $21 million in depreciation expenses relating to the NYSE fixed assets during the six months and three months ended June 30, 2014, respectively. Depreciation expenses also increased primarily due to additional depreciation expenses recorded on increased fixed asset additions and capitalized internally developed software, including additions relating to the NYSE integration and the capital expenditures during 2013 to consolidated multiple locations in New York into a combined location. See “- Cash Flow - Investing Activities” below.

Non-Operating Income (Expenses)
The following tables present our consolidated non-operating income (expenses) (in millions):

	Six Months Ended June 30,			Three Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Other income (expense):
Interest expense	$(51)	$(20)	159%	$(23)	$(10)	133%
Other income, net	15	3	395	16	2	555
Total other expense, net	$(36)	$(17)	116%	$(7)	$(8)	(2)%
Net income attributable to non-controlling interest	$(22)	$(6)	244%	$(9)	$(4)	99%
The increase in interest expense is due to an increase in the overall amount of debt outstanding during the last year, primarily relating to the NYSE acquisition. Interest expense decreased from $27 million for the three months ended March 31, 2014 to $23 million for the three months ended June 30, 2014 primarily due to the payoff of the $367 million that was outstanding under the Term Loan Facility on April 3, 2014 through the issuance of commercial paper (commercial paper has a lower interest rate than the Term Loan Facility). See “- Debt” below.
We incurred foreign currency transaction gains (losses) of ($1 million) for both the six months ended June 30, 2014 and 2013 and $2 million for the three months ended June 30, 2014. Foreign currency gains and losses are recorded in other income (expense) and relate to the settlement of foreign currency assets, liabilities and payables that occur through our foreign operations that are received in non-functional currencies due to the increase or decrease in the period-end foreign currency exchange rates between periods. We recognized dividend income received relating to our Cetip investment in other income (expense), which was $16 million and $6 million for the six months ended June 30, 2014 and 2013, respectively, and $15 million and $5 million for the three months ended June 30, 2014 and 2013, respectively. In connection with entering into the 2014 Credit Facility on April 3, 2014, the 2011 Credit Facilities were terminated and we incurred a $1 million charge for certain debt issuance costs during the six months and three months ended June 30, 2014, which were recorded as other expense. We also incurred $3 million in settlement expenses for various legal matters during the six and three months ended June 30, 2013, which were recorded as other expense.
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests. The increase in the net income attributable to non-controlling interest during the six months and three months ended June 30, 2014, from the comparable periods in 2013, is primarily due to the increase in the CDS clearing revenues during the current year periods relating to the minority interest in our CDS clearing subsidiaries and net income during the six months and three months ended June 30, 2014 relating to the AMEX Options minority ownership interest we acquired following our acquisition of NYSE.

Income Tax Provision
Consolidated income tax expense from continuing operations was $194 million and $113 million for the six months ended June 30, 2014 and 2013, respectively, and $93 million and $59 million for the three months ended June 30, 2014 and 2013, respectively. The change in consolidated income tax expense between periods is primarily due to the change in our pre-tax income. Our effective tax rate from continuing operations was 28% for both the six months ended June 30, 2014 and 2013, respectively, and 29% and 27% for three months ended June 30, 2014 and 2013, respectively. The effective tax rates for the six months and three months ended June 30, 2014 and 2013 are lower than the federal statutory rate primarily due to favorable foreign tax rate differentials, partially offset by state income taxes. Favorable foreign income tax rate differentials result primarily from lower tax rates in the United Kingdom, the Netherlands and various other lower tax jurisdictions.
Discontinued Operations
We have reflected the results of Euronext, NYFIX, Metabit and Wombat as discontinued operations in the consolidated financial statements. See "- Recent Developments" above. No comparable data for the prior year periods is presented as we did not complete the acquisition of NYSE until November 2013.
The results below include external advisory costs and professional services costs related to the Euronext IPO and planned sale of NYFIX, Metabit and Wombat of $60 million and $39 million for the six and three months ended June 30, 2014, respectively, which have been included with acquisition-related transaction and integration costs.
The total assets and total liabilities of Euronext removed from our consolidated balance sheet as of the June 24, 2014 de-consolidation was $2.9 billion and $1.1 billion, respectively, including $2.3 billion in goodwill and other intangibles assets. The $1.8 billion in Euronext net assets removed in the de-consolidation is net of the remaining 6% investment in Euronext held by us, valued at $107 million in the consolidated balance sheet as of June 30, 2014. There was no gain or loss recognized on the Euronext IPO and de-consolidation and on the pending sales of the NYSE Technologies companies as any differences in the carrying value of these net assets was adjusted in the NYSE purchase price allocation.

The following table presents our income from discontinued operations, net of tax, for the six months and three months ended June 30, 2014 (in millions):

	Six Months Ended June 30, 2014	Three Months Ended June 30, 2014
Revenues:
European equity derivatives futures and options contracts	$45	$28
European cash equities	116	53
Total transaction and clearing fees, net	161	81
Market data fees	60	30
Listing fees	19	10
Other revenues	94	47
Total revenues	334	168
Transaction-based expenses	5	2
Total revenues, less transaction-based expenses	329	166
Compensation and benefits	100	46
Technology and communication	27	12
Professional services	30	22
Rent and occupancy	12	5
Acquisition-related transaction and integration costs	96	55
Selling, general and administrative	15	5
Depreciation and amortization	16	7
Total operating expenses	296	152
Operating income	33	14
Other income, net	5	6
Income tax expense	17	12
Income from discontinued operations, net of tax	$21	$8

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

	Three Months Ended,
	June 30, 2014 (1)(2)	March 31, 2014 (1)(2)	December 31, 2013 (1)(2)	September 30, 2013	June 30, 2013
Revenues:
Natural gas futures and options contracts	$40	$57	$51	$44	$55
Brent crude futures and options contracts	55	49	50	58	62
Gasoil futures and options contracts	20	21	21	24	26
Other oil futures and options contracts	22	23	21	25	25
Power futures and options contracts	19	20	18	17	20
Emissions and other energy futures and options contracts	16	23	18	15	18
Sugar futures and options contracts	25	28	18	23	27
Other agricultural and metals futures and options contracts	25	26	20	16	24
Interest rates futures and options contracts	75	80	37	—	—
Other financial futures and options contracts	32	30	20	9	11
Credit default swaps	41	43	34	38	40
U.S. cash equities and U.S. equity options	338	346	159	—	—
Other	13	15	14	11	11
Total transaction and clearing fees, net	721	761	481	280	319
Market data fees	96	103	76	40	40
Listing fees	83	82	29	—	—
Other revenues	111	114	69	18	13
Total revenues	1,011	1,060	655	338	372
Transaction-based expenses	261	263	119	—	—
Total revenues, less transaction-based expenses	750	797	536	338	372
Compensation and benefits	150	154	109	60	67
Technology and communication	44	46	27	13	12
Professional services	51	58	31	7	8
Rent and occupancy	22	20	16	5	10
Acquisition-related transaction and integration costs	37	25	132	6	8
Selling, general and administrative	38	23	23	10	9
Depreciation and amortization	81	80	57	35	33
Total operating expenses	423	406	395	136	147
Operating income	327	391	141	202	225
Other expense, net (3)	(7)	(29)	(259)	(9)	(8)
Income tax expense	93	101	61	48	59
Income (loss) from continuing operations	227	261	(179)	145	158
Income from discontinued operations, net of tax (2)	8	13	9	—	—
Net income (loss)	$235	$274	$(170)	$145	$158
Net income attributable to non-controlling interest	(9)	(13)	(6)	(4)	(4)
Net income (loss) attributable to the Company	$226	$261	$(176)	$141	$154

(1) We acquired NYSE on November 13, 2013 and have included their financial results in our results of operations for all periods subsequent to the acquisition date.
(2) The consolidated statements of income data for Euronext, NYFIX, Metabit and Wombat for the quarters ended June 30, 2014, March 31, 2014 and December 31, 2013 are included in income from discontinued operations, net of tax. See “- Discontinued Operations” above.
(3) Other expense, net for the three months ended December 31, 2013 includes a $190 million impairment loss on our Cetip investment and a $51 million expense relating to the early payoff of outstanding debt.
Liquidity and Capital Resources
We have financed our operations, growth and cash needs primarily through income from operations and borrowings under our various debt facilities. Our principal capital requirements have been to fund capital expenditures, working capital, strategic acquisitions and investments, stock repurchases and the continued development of our electronic trading and clearing platforms. We believe that our cash on hand and cash flows from operations will be sufficient to repay our outstanding debt as it matures. In the future, we may need to incur additional debt or issue additional equity securities. We used the cash proceeds from the Euronext IPO to repay debt. We expect to use the net cash proceeds from the sales of NYFIX, Metabit and Wombat to repay debt, invest in growth initiatives, pursue strategic investments and return capital to shareholders via dividends and share repurchases. See “- Recent Developments” above and “- Debt” and “- Future Capital Requirements” below.
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
Consolidated cash and cash equivalents were $2.1 billion and $961 million as of June 30, 2014 and December 31, 2013, respectively. Of the $2.1 billion in cash and cash equivalents as of June 30, 2014, €969 million ($1.3 billion) in euro-denominated cash was placed in term deposits at various banks with a maturity date of June 25, 2015 to cover the €920 million ($1.3 billion) principal and the €49M ($68M) final interest coupon payment due on the NYSE EUR Notes on June 30, 2015. See "- Debt" below. We had $583 million and $398 million in short-term and long-term investments as of June 30, 2014 and December 31, 2013, respectively, and $547 million and $438 million in short-term and long-term restricted cash and investments as of June 30, 2014 and December 31, 2013, respectively. The increase in the short-term and long-term investments is due an increase in our Cetip investment's fair value and the 6% ownership in Euronext as of June 30, 2014. See "- Recent Developments" above.
As of June 30, 2014, the amount of unrestricted cash held by our non-U.S. subsidiaries was $626 million. While we consider our non-U.S. earnings to be indefinitely reinvested overseas, if these cash balances are needed for our operations in the United States, any repatriation by way of dividend may be subject to both U.S. federal and state income taxes, as adjusted for any non-U.S. tax credits. However, we do not have any current needs or foreseeable plans to repatriate cash by way of dividends from our non-U.S. subsidiaries.
As of June 30, 2014, $450 million remained available for stock repurchases under our stock repurchase program. In March 2014, we entered into a Securities and Exchange Commission Rule 10b5-1 trading plan permitting open market repurchases up to the full $450 million of authorized stock repurchase authority based on certain triggers described in the trading plan. We did not repurchase any shares of our common stock during the six months ended June 30, 2014. In July 2014, our board of directors increased the capacity available for stock repurchases under the stock repurchase program by $600 million for a total authorization of $1.05 billion, with no fixed expiration date. During the third quarter of 2014, we repurchased 1.8 million shares of our common stock on the open market through our Rule 10b5-1 trading plan at an aggregate cost of $350 million through cash on hand and the issuance of commercial paper. The shares repurchased are held as treasury stock.
We expect to fund any remaining share repurchases with a combination of cash on hand, future cash flows and by borrowing under our credit facilities and our commercial paper program discussed below. The timing and extent of any future repurchases is at the discretion of our management and will depend upon market conditions, our stock price, our target debt ratio and corporate debt rating, and our strategic growth initiatives at that time. We may discontinue our stock repurchases at any time or may enter into a new Rule 10b5-1 trading plan in the future. In addition, our board of directors may increase or decrease the amount of capacity we have for repurchases from time to time.
Cash Flow
The following tables present the major components of net increases (decreases) in cash and cash equivalents (in millions):

	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in):
Operating activities from continuing operations	$836	$382
Investing activities from continuing operations	1,651	(182)
Financing activities from continuing operations	(1,285)	(354)
Discontinued operations	(110)	—
Effect of exchange rate changes	4	(1)
Net increase (decrease) in cash and cash equivalents	$1,096	$(155)
Operating Activities
Net cash provided by operating activities from continuing operations primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities from continuing operations are primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital. The $454 million increase in net cash provided by operating activities from continuing operations for the six months ended June 30, 2014, from the comparable period in 2013, is primarily due to the $193 million increase in our net income from continuing operations and due to the $201 million increase in our deferred revenue balance from the prior year period. Our net income increased primarily due to the $242 million in net income relating to NYSE during the six months ended June 30, 2014. The NYSE annual listing fees were billed in January 2014 and are recognized as revenue during the fiscal year 2014. The deferred revenue increase is primarily relating to the NYSE billings for annual listing fees, net of the amount recognized in earnings through June 30, 2014. See "- Consolidated Revenues" above.
Investing Activities
Consolidated net cash provided by (used in) investing activities from continuing operations for the six months ended June 30, 2014 and 2013 primarily relates to the cash proceeds from the sale of Euronext, cash paid for acquisitions, increases in the restricted cash and investment balances and capital expenditures and capitalized software development costs. We received net cash proceeds from the sale of Euronext shares of $2.0 billion for the six months ended June 30, 2014. See "-Recent Developments" above. We paid cash for acquisitions, net of cash acquired, of $150 million and $49 million, respectively, for the six months ended June 30, 2014 and 2013, primarily relating to the SMX and ICE Endex acquisitions. We had net increases in restricted cash and investments of $111 million and $46 million for the six months ended June 30, 2014 and 2013, respectively. The restricted cash increase in 2014 primarily related to a contribution to the ICE Clear U.S. guaranty fund as of January 1, 2014 in connection with ICE Clear U.S.’s recognition as a third party QCCP. The restricted cash increase in 2013 primarily relating to increases in the regulatory capital of ICE Futures Europe and ICE Clear Europe due to adjustments to the regulatory capital calculations to no longer allow for certain deductions in the calculations of the six months of operating expenditures. We had capital expenditures of $58 million and $32 million for the six months ended June 30, 2014 and 2013, respectively, and we had capitalized software development expenditures of $40 million and $18 million for the six months ended June 30, 2014 and 2013, respectively. The capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platforms and clearing houses and leasehold improvements associated with the new office space in Atlanta and New York.
Financing Activities
Consolidated net cash used in financing activities from continuing operations for the six months ended June 30, 2014 primarily relates to $1.1 billion in repayments under our debt facilities, $151 million in dividend and dividend equivalent payments to our shareholders and $37 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises. Consolidated net cash used in financing activities for the six months ended June 30, 2013 primarily relates to $330 million in repayments under our debt facilities and $21 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises. See “- Debt” below for a discussion of the debt facilities.
Discontinued Operations
Consolidated net cash provided by (used in) operating activities, investing activities and financing activities from discontinued operating was $55 million, ($504 million) and $339 million, respectively, for the six months ended June 30, 2014. The $504 million in net cash used in investing activities primarily relates to $220 million of cash distributed from Euronext to us as part of the separation of Euronext from our remaining businesses and $262 million in cash retained by Euronext and removed from our balance sheet in the de-consolidation. The $339 million in net cash provided by financing activities relates to cash proceeds received from the issuance of debt by Euronext just prior to the IPO.
Debt
Our total debt, including short-term and long-term debt, consisted of the following as of June 30, 2014 and December 31, 2013 (in millions):

	As of June 30, 2014	As of December 31, 2013
Debt:
Commercial Paper	$368	$1,080
NYSE EUR Notes (5.375% senior unsecured notes due June 30, 2015)	1,315	—
2011 Credit Facilities - Term Loan Facility	—	55
Short-term debt	1,683	1,135
2018 Senior Notes (2.5% senior unsecured notes due October 15, 2018)	600	599
2023 Senior Notes (4.0% senior unsecured notes due October 15, 2023)	794	794
NYSE EUR Notes (5.375% senior unsecured notes due June 30, 2015)	—	1,353
NYSE USD Notes (2.0% senior unsecured notes due October 5, 2017)	854	854
2011 Credit Facilities - Term Loan Facility	—	323
Long-term debt	2,248	3,923
Total debt	$3,931	$5,058

2014 Credit Facility
On April 3, 2014, we, as parent borrower, and our subsidiary ICE Europe Parent Limited, as subsidiary borrower, entered into a $3.0 billion senior unsecured revolving credit facility, or the 2014 Credit Facility, pursuant to a credit agreement dated as of April 3, 2014 with Wells Fargo Bank, National Association, or Wells Fargo, as administrative agent, issuing lender and swing line lender, Bank of America, N.A., as syndication agent, and the lenders party thereto. The 2014 Credit Facility includes an option for us to propose an increase in the aggregate amount by up to $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. We incurred $11 million in debt issuance costs in connection with the 2014 Credit Facility, which will be amortized over the term of the agreement.
The 2014 Credit Facility matures on April 3, 2019. Amounts borrowed under the 2014 Credit Facility may be prepaid at any time without premium or penalty. The 2014 Credit Facility provides for a $3.0 billion multi-currency revolving facility, with sub-limits for non-dollar borrowings, swing line borrowings and letters of credit. No amounts have currently been drawn under the 2014 Credit Facility. Of the $3.0 billion that is available for borrowing under the 2014 Credit Facility, $368 million is required to back stop the amount outstanding under the Commercial Paper Program as of June 30, 2014 and $303 million is reserved for our clearing houses, both as discussed below. The amount required to back stop the commercial paper program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $2.3 billion as of June 30, 2014 is available to us to use for working capital and general corporate purposes, and any portion of the revolving credit facility no longer necessary in the future to be reserved for the foregoing purposes will be available to us to use for working capital and general corporate purposes.
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
The 2014 Credit Facility includes an unutilized revolving credit commitment fee that is equal to the unused maximum revolver amount, multiplied by an applicable commitment fee rate and is payable in arrears on a quarterly basis. The applicable commitment fee rate ranges from 0.080% to 0.200%. As of June 30, 2014, the applicable commitment fee rate was 0.125% based on our current long term debt ratings.
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
Revolving Facility and Term Loan Facility (2011 Credit Facilities)
In November 2011, we entered into senior unsecured credit facilities in the aggregate amount of $2.6 billion, or the 2011 Credit Facilities. The 2011 Credit Facilities consisted of (i) an aggregate $500 million five-year senior unsecured term loan facility, or the Term Loan Facility, and (ii) an aggregate $2.1 billion five-year senior unsecured multicurrency revolving credit facility, or the Revolving Facility. In connection with our entering into the 2014 Credit Facility on April 3, 2014, the 2011 Credit Facilities were terminated and the $367 million outstanding under the Term Loan Facility (which had a stated interest rate of 2.0275%) was repaid through the issuance of new commercial paper, as discussed below. No amounts were outstanding under the Revolving Facility when it was terminated on April 3, 2014.
364 Day Facility
In July 2013, we entered into a $600 million 364 day senior unsecured revolving credit facility, or the 364 Day Facility. The 364 Day Facility was available for working capital and general corporate purposes. In connection with our entering into the 2014 Credit Facility, the 364 Day Facility was terminated on April 3, 2014, at which time no amounts were outstanding under the 364 Day Facility.

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
Commercial paper notes of $368 million with original maturities ranging from 1 to 85 days were outstanding as of June 30, 2014 under the Commercial Paper Program. As of June 30, 2014, the weighted average interest rate on the $368 million outstanding under the Commercial Paper Program was 0.29% per annum, with a weighted average maturity of 35 days. We used the net proceeds from $367 million in new commercial paper issued under the Commercial Paper Program on April 1, 2014 to repay the $367 million that was outstanding under the Term Loan Facility as discussed above. We repaid certain amounts outstanding under the Commercial Paper Program during the three months ended June 30, 2014 using a combination of the cash proceeds received from the Euronext IPO and cash flows from operations. See "- Recent Developments" above.
Senior Notes and NYSE Notes
In October 2013, we issued $600 million aggregate principal amount of 2.50% senior unsecured fixed rate notes due October 2018, or the 2018 Senior Notes, and $800 million aggregate principal amount of 4.00% senior unsecured fixed rate notes due October 2023, or the 2023 Senior Notes, together with the 2018 Senior Notes, the Senior Notes. In connection with the acquisition of NYSE, one of our subsidiaries assumed the outstanding NYSE debt instruments, which included $850 million of 2.0% senior unsecured fixed rate notes due in October 2017, or the NYSE USD Notes, and €920 million ($1.3 billion) of 5.375% senior unsecured fixed rate notes due in June 2015, or the NYSE EUR Notes, and together with the NYSE USD Notes, the NYSE Notes.
Upon closing of the Euronext IPO, we received €1.4 billion ($1.9 billion) in net cash proceeds. The cash proceeds received included net cash received of $220 million from Euronext as part of the separation of the business. We have elected to set aside sufficient euro-denominated cash from the proceeds to effectively pre fund the maturity of the NYSE EUR Notes and the related final interest coupon payment, both due on June 30, 2015. In connection with this, in July 2014, we placed €969 million ($1.3 billion) of the cash proceeds from the Euronext IPO in term deposits at various banks with a maturity date of June 25, 2015 to cover the €920 million ($1.3 billion) principal and the €49M ($67M) final interest coupon payment due on June 30, 2015. The balance of the cash proceeds received in connection with the Euronext IPO were converted to U.S. dollars and used to repay outstanding commercial paper as discussed above.
Future Capital Requirements
Our future capital requirements will depend on many factors, including the rate of our trading and clearing volume growth, strategic plans and acquisitions, required technology and clearing initiatives, regulatory requirements, the timing and introduction of new products and enhancements to existing products, the geographic mix of our business, and the continuing market acceptance of our electronic platforms. We currently expect to make aggregate operational capital expenditures and to incur capitalized software development costs ranging between $165 million and $175 million for the year ended December 31, 2014, which we believe will support the enhancement of our technology and the continued expansion of our businesses. In addition, we currently expect $75 million to $85 million in capital expenditures during 2014 on real estate expenditures, primarily associated with our new headquarters in Atlanta and our headquarters in New York.
Our board of directors has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be determined quarterly by the board or audit committee of the board of directors taking into account such factors as our evolving business model, prevailing business conditions and our financial results and capital requirements, without a predetermined annual net income payout ratio. During the second quarter of 2014, we paid a quarterly dividend of $0.65 per share of our common stock for an aggregate payout of $76 million, which includes the payment of dividend equivalents.
As of June 30, 2014, we have $3.9 billion in outstanding debt. See “- Debt” above. We currently have $3.0 billion available for borrowing under our 2014 Credit Facility. The Commercial Paper Program is backed by the borrowing capacity available under the 2014 Credit Facility, with the amount under the 2014 Credit Facility reserved equal to the amount of the commercial paper that is issued and outstanding. After factoring in the $368 million currently required to back stop the Commercial Paper Program and the $303 million reserved for our clearing houses as discussed above, $2.3 billion of our 2014 Credit Facility is currently available for general corporate purposes.
The 2014 Credit Facility and the Commercial Paper Program are currently the only significant agreements or arrangements that we have with third parties for liquidity and capital resources. In the event of any strategic acquisitions, mergers or investments, or if we are required to raise capital for any reason or desire to return capital to our stockholders, we may incur additional debt, issue additional equity to raise the necessary funds, repurchase additional shares of our common stock or pay a dividend. However, we cannot provide assurance that such financing or transactions will be available or successful, or that the terms of such financing or transactions will be favorable to us. We used the cash proceeds from the Euronext IPO to repay debt. We expect to use the net cash proceeds from the sales of NYFIX, Metabit and Wombat to repay debt, invest in growth initiatives, pursue strategic investments and return capital to shareholders via dividends and share repurchases. See “- Recent Developments” above.
Prior to our acquisition, NYSE completed the sale of a significant equity interest in NYSE Amex Options, one of its two U.S. options exchanges, to seven external investors. Under the terms of the sale, the external investors have the option to require us to repurchase a portion of the equity interest on an annual basis over the course of five years, which began in 2011. As of June 30, 2014, the external investors held 32% of the outstanding shares of NYSE Amex Options. Since the likelihood of us acquiring the non-controlling interest in the future is probable, we have recorded the full redemption fair value of $244 million as of June 30, 2014 as mezzanine equity and classified the related balance as “redeemable non-controlling interest” in our consolidated balance sheet. In July 2014, we repurchased one-half of the remaining outstanding shares of NYSE Amex Options from the seven external investors for $128 million in cash (this was based on the fair value of the 16% in March 2014 as stipulated under the terms of the original sale). After the repurchase, we own 84% of NYSE Amex Options and the remaining 16% of the outstanding shares of NYSE Amex Options, currently valued at $116 million, can be put back to us by the external investors in 2015 and these shares combined with the shares repurchased in July 2014 are recorded as redeemable non-controlling interest as of June 30, 2014.
When EMIR becomes effective later in 2014, the Bank of England's capital requirements for ICE Clear Europe will be superseded by the EMIR capital requirements. We will be required to increase the liquid regulatory capital requirements under EMIR by $136 million. This increase will be satisfied by additional restricted cash and we expect will be funded from our cash on hand.
Non-U.S. GAAP Financial Measures
We use non-U.S. GAAP measures internally to evaluate our performance and in making financial and operational decisions. When viewed in conjunction with our U.S. GAAP results and the accompanying reconciliation, we believe that our presentation of these measures provides investors with greater transparency and a greater understanding of factors affecting our financial condition and results of operations than U.S. GAAP measures alone. In addition, we believe the presentation of these measures is useful to investors for period-to-period comparison of results because the items described below are not reflective of our core business performance. These financial measures are not in accordance with, or an alternative to, U.S. GAAP financial measures and may be different from non-U.S. GAAP measures used by other companies. We use adjusted net income attributable to ICE and adjusted earnings per share attributable to ICE common shareholders because we believe they more clearly highlight trends in our business that may not otherwise be apparent when relying solely on U.S. GAAP financial measures, since these measures eliminate from our results specific financial items that have less bearing on our operating performance. We strongly recommend that investors review the U.S. GAAP financial measures included in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the notes thereto.
Adjusted income from continuing operations and adjusted net income attributable to ICE for the periods presented below are calculated by adding to them or subtracting from them the adjustments described below, which are not reflective of our core business performance, and their related income tax effect (in millions, except per share amounts):

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Income from continuing operations	$488	$295	$227	$158
Add: NYSE transaction and integration costs and SMX and ICE Endex banker success fees	59	26	36	8
Add: Duplicate rent expenses and lease termination costs	—	7	—	4
Less: Income tax effect related to the items above and certain tax impacts from the IPO of Euronext	(19)	(12)	(11)	(5)
Less: Net income from continuing operations attributable to non-controlling interest	(22)	(6)	(9)	(4)
Adjusted income from continuing operations	$506	$310	$243	$161

Net income attributable to ICE	$487	$289	$226	$154
Add: NYSE transaction and integration costs and SMX and ICE Endex banker success fees	59	26	36	8
Add: Duplicate rent expenses and lease termination costs	—	7	—	4
Less: Income tax effect related to the items above and certain tax impacts from the IPO of Euronext	(19)	(12)	(11)	(5)
Adjusted net income attributable to ICE	$527	$310	$251	$161

Basic earnings per share attributable to ICE common shareholders:
Continuing operations	$4.05	$3.97	$1.89	$2.11
Discontinued operations	0.19	—	0.07	—
Basic earnings per share	$4.24	$3.97	$1.96	$2.11
Basic weighted average common shares outstanding	115	73	115	73
Diluted earnings per share attributable to ICE common shareholders:
Continuing operations	$4.03	$3.94	$1.88	$2.09
Discontinued operations	0.19	—	0.07	—
Diluted earnings per share	$4.22	$3.94	$1.95	$2.09
Diluted weighted average common shares outstanding	116	73	116	73

Adjusted basic earnings per share attributable to ICE common shareholders:
Continuing operations	$4.40	$4.26	$2.11	$2.21
Discontinued operations	0.19	—	0.07	—
Adjusted basic earnings per share	$4.59	$4.26	$2.18	$2.21
Basic weighted average common shares outstanding	115	73	115	73
Adjusted diluted earnings per share attributable to ICE common shareholders:
Continuing operations	$4.38	$4.23	$2.10	$2.19
Discontinued operations	0.18	—	0.07	—
Adjusted diluted earnings per share	$4.56	$4.23	$2.17	$2.19
Diluted weighted average common shares outstanding	116	73	116	73
We include acquisition-related transaction costs as part of our core business expenses, except for those that are directly related to the announcement, closing, financing or termination of a transaction. However, we are including all of the acquisition-related transaction and integration costs relating to our acquisition of NYSE as non-U.S. GAAP adjustments given the size of the acquisition. During the six months and three months ended June 30, 2014 and 2013, in addition to the NYSE acquisition-related transaction and integration costs, we also include as adjustments the duplicate rent expenses and lease termination costs we incurred as we consolidated multiple New York office locations during the six months and three months ended June 30, 2013, and the banker success fees relating to the acquisition of ICE Endex during the six months and three months ended June 30, 2013 and SMX during the six months and three months ended June 30, 2014. For additional information on these items, see “- Operating Expenses” above.
Contractual Obligations and Commercial Commitments
Following the IPO and de-consolidation of Euronext in June 2014, we have $55 million in reduced operating lease obligations as of June 30, 2014 as these lease obligations went with Euronext. Also, as of June 30, 2014, we have $4.4 billion in short-term and long-term debt and interest obligations, compared to $5.6 billion as of December 31, 2013, with the decrease primarily relating to the termination and payoff of the amount outstanding under the Revolving Facility and a reduction of the amount outstanding under the

Commercial Paper Program primarily through repayments with a portion of the cash proceeds from the Euronext IPO. See "- Debt" below. Other than these two items, as of June 30, 2014, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
New and Recently Adopted Accounting Pronouncements
Refer to note 2 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q, for information on the new and recently adopted accounting pronouncements that are applicable to us.
Critical Accounting Policies and Estimates
In the second quarter of 2014, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K.

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
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash and investments, and indebtedness. As of June 30, 2014 and December 31, 2013, our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash and investments were $3.2 billion and $1.8 billion, respectively, of which $2.5 billion and $819 million, respectively, were denominated in Brazilian reais, pounds sterling, euros or Canadian dollars. Of the $2.5 billion as of June 30, 2014, €969 million ($1.3 billion) represents euro-denominated cash that was placed in term deposits at various banks with a maturity date of June 25, 2015 to cover the €920 million ($1.3 billion) principal and the €49M ($68M) final interest coupon payment due on the NYSE EURO Notes on June 30, 2015. See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt” included elsewhere in this Quarterly Report on Form 10-Q. Our investment in Cetip, which is recorded as an available-for-sale, long-term investment and was recorded in and is held in Brazilian reais, was valued at $450 million as of June 30, 2014, including an unrealized gain of $126 million. Our investment in Euronext, which is recorded as an available-for-sale, long-term investment and was recorded in and is held in euros, was valued at $107 million as of June 30, 2014, including an unrealized loss of $8 million. Changes in the fair value of the Cetip and Euronext investments are reflected in accumulated other comprehensive income and do not impact earnings, except to the extent that unrealized losses are deemed to be other than temporary. The remaining investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical decrease in long-term interest rates to zero basis points would decrease annual pre-tax earnings by $1 million as of June 30, 2014, assuming no change in the amount or composition of our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash and investments.
As of June 30, 2014, we had $3.9 billion in outstanding debt, of which $1.4 billion relates to the Senior Notes and $2.2 billion relates to the NYSE Notes, both of which bear interest at fixed interest rates. The remaining amount outstanding of $368 million relates to the Commercial Paper Program, which bears interest at fluctuating rates and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates relating to the amounts outstanding under the Commercial Paper Program as of June 30, 2014 would decrease annual pre-tax earnings by $4 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity. The interest rates on our Commercial Paper Program are currently reset on a daily, weekly or monthly basis. See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt” included elsewhere in this Quarterly Report on Form 10-Q.

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
Our exposure to foreign denominated earnings for the six months and three months ended June 30, 2014 is presented by primary foreign currency in the following table (in millions, except average exchange rates):

	Six Months Ended June 30, 2014		Three Months Ended June 30, 2014
	Euro	Pound Sterling	Euro	Pound Sterling
Average exchange rate to the U.S. dollar in the current year periods	$1.3712	$1.6685	$1.3719	$1.6825
Average exchange rate to the U.S. dollar in the same periods one year before	$1.3143	$1.5453	$1.3066	$1.5370
Foreign denominated percentage of:
Revenues, less transaction-based expenses	5%	15%	6%	16%
Operating expenses	1%	15%	2%	15%
Operating income	10%	17%	10%	16%
Impact of the currency fluctuations (1) on:
Revenues, less transaction-based expenses	$3	$18	$2	$11
Operating expenses	$—	$9	$—	$6
Operating income	$3	$9	$2	$5

(1) Represents the impact of currency fluctuation for the six months and three months ended June 30, 2014 compared to the same periods in the prior year.
NYSE, which we acquired in November 2013, has a significant part of its assets, liabilities, revenues and expenses recorded in euros or pounds sterling. For the six months and three months ended June 30, 2014, 22% and 22% of our consolidated revenues, less transaction-based expenses, were denominated in euros or pounds sterling, respectively, and 18% and 20% of our consolidated expenses were denominated in euros or pounds sterling, respectively. These percentages do not include the Euronext revenues and expenses, as they are included in discontinued operations. As the euro or pound sterling exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.
We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We had foreign currency transaction gains (losses) of ($1 million) for both the six months ended June 30, 2014 and 2013 and $2 million for the three months ended June 30, 2014, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. A 10% adverse change in the underlying foreign currency exchange rates as of June 30, 2014 would result in a foreign currency transaction loss of $22 million, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity.
We entered into foreign currency hedging transactions during the six months and three months ended June 30, 2014 and 2013 as economic hedges to hedge a portion of our foreign currency transaction exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure.
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

	As of June 30, 2014
	Position in euros	Position in pounds sterling
Assets	€1,688	£4,170
of which goodwill represents	343	1,647
Liabilities	957	457
of which borrowings represent	960	—
Net currency position	€731	£3,713
Impact of hedging activities	—	—
Impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$100	$633

We had no hedges in place as of June 30, 2014. The NYSE EUR Notes of €920 million ($1.3 billion) no longer constitute a partial hedge of NYSE’s net euro investment in foreign entities following the IPO of Euronext. The transaction gain or loss from the revaluation of the notes on the U.S. dollar balance sheet of NYSE Holdings LLC will be offset by the transaction gain or loss from the cash held in euros to repay the notes upon their maturity in June 2015. See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt” included elsewhere in this Quarterly Report on Form 10-Q.
As of June 30, 2014 and December 31, 2013, the portion of our equity attributable to accumulated other comprehensive income from foreign currency translation was $466 million and $377 million, respectively. Based on June 30, 2014 net currency positions, a hypothetical 10% decrease of euro against U.S. dollar would negatively impact our equity by $100 million and a hypothetical 10% decrease of pound sterling against U.S. dollar would negatively impact our equity by $633 million. For the six months ended June 30, 2014, currency exchange rate differences had a positive impact of $89 million on our consolidated equity.
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
Our clearing houses hold material amounts of clearing member cash deposits which are invested to generate interest income for our clearing members. Refer to note 9 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q, for more information on the clearing houses cash deposits, which were $46.9 billion as of June 30, 2014. For a summary of the risks associated with this investment activity and how these risks are mitigated, see Part II, Item 7(A) “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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
During the quarter ended December 31, 2013, we acquired NYSE and are in the process of integrating the acquired business into our overall internal control over financial reporting process. As a result, we are excluding the acquired NYSE business from the assessment of internal control over financial reporting in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope for 12 months following the acquisition.
(b)  Changes in Internal Controls over Financial Reporting.    There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As a result, no corrective actions were taken.

PART II. Other Information

ITEM 1.    LEGAL PROCEEDINGS

We are subject to legal proceedings and claims, like the ones described below, that arise in the ordinary course of business. Typically, we do not believe that the resolution of these matters will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to the legal proceedings and claims.
In April 2014, the first of four purported class action lawsuits was filed in the U.S. District Court for the Southern District of New York (the “Southern District”) by the City of Providence, Rhode Island, against more than 40 defendants, including “Exchange Defendants”, “Brokerage Defendants” and “HFT (High Frequency Trading) Defendants”. New York Stock Exchange LLC and NYSE Arca, Inc., two of the Company’s subsidiaries, are among the named Exchange Defendants. The plaintiffs are suing on behalf of a class of “all public investors” who bought or sold stock on a U.S.-based exchange or alternative trading venue from April 18, 2009 to the present. The complaints assert violations by all Exchange Defendants of Sections 10(b) and 6(b) of the Securities Exchange Act of 1934. The complaints seek unspecified compensatory damages against all defendants, jointly and severally, as well as various forms of equitable relief. On July 2, 2014, the court ordered the cases consolidated for all purposes, appointed lead plaintiffs and lead plaintiffs’ counsel, and directed the plaintiffs to file an amended, consolidated complaint within 60 days. After the plaintiffs’ filing, the defendants will have 60 days in which to move to dismiss or otherwise respond to the complaint.
In May 2014, three purported class action lawsuits were filed in the Southern District by Harold Lanier against the securities exchanges that are participants in each of the three national market system data distribution plans, the Consolidated Tape Association/Consolidated Quotation Plan, Nasdaq UTP Plan, and the Options Price Reporting Authority (the “Plans”), which are established under the Securities Exchange Act of 1934 and regulated by the U.S. Securities and Exchange Commission. New York Stock Exchange LLC, NYSE Arca, Inc. and NYSE MKT LLC are among the defendants named in one or more of the suits. Lanier is claiming to sue on behalf of himself and all other similarly situated subscribers to the market data disseminated by the Plans. Lanier’s allegations include that the exchange participants in the Plans breached agreements with subscribers by disseminating market data in a discriminatory manner in that other “preferred” customers allegedly received their data faster than the proposed class. The complaints seek, among other relief, restitution of the fees for data paid by the purported class members, disgorgement of the fees paid by the so-called preferred customers, and injunctive and declaratory relief. At an initial court conference on July 31, 2014, the court set a schedule for the filing of amended complaints (if any) and for the briefing of any motions to dismiss to be filed by the defendants.
One of our subsidiaries, NYSE Brazil Holdings, B.V. ("NYSE BV"), is a party to a pending arbitration proceeding initiated by an arbitration demand dated June 4, 2014 in Brazil, filed by ATG Americas Trading Group, S.A. ("ATG") and ATS Brasil S.A. (“ATS”). NYSE BV and ATG own 20% and 80% respectively of the equity in ATS, a prospective start-up cash equity trading platform in Brazil, which is not yet operational. ATG and ATS allege NYSE BV breached certain obligations and assert damages of at least 100 million Brazilian Reais ($45 million based on the Brazilian Real/U.S. dollar exchange rate of 0.4491). NYSE BV has served ATG and ATS with a responsive statement which denies the claims, and we are defending the proceeding.

ITEM  1(A).     RISK FACTORS

In the second quarter of 2014, there were no significant changes to our risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” in our 2013 Form 10-K. In addition to the other information set forth in this Quarterly Report, including the Regulatory Update Section of Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the factors discussed under “Risk Factors” in our 2013 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
Not applicable.

ITEM 6.        EXHIBITS

Exhibit Number		Description of Document

3.1	—
Certificate of Amendment, dated May 30, 2014 and effective June 2, 2014, to the Amended and Restated Certificate of Incorporation of of Intercontinental Exchange, Inc. (incorporated by reference to Exhibit 3.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2014).

3.2	—
Amended and Restated Certificate of Incorporation of Intercontinental Exchange, Inc. (incorporated by reference to Exhibit 3.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on November 13, 2013).

3.3	—
Third Amended and Restated Bylaws of Intercontinental Exchange, Inc. dated June 2, 2014 (incorporated by reference to Exhibit 3.2 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2014).

10.1	—
Credit Agreement dated as of April 3, 2014 among Intercontinental Exchange, Inc. and ICE Europe Parent Limited, as borrowers, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swingline lender, Bank of America, N.A., as syndication agent, and each of the lenders party thereto for an aggregate $3.0 billion five-year senior unsecured revolving credit facility (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on April 7, 2014).

10.2	—
Underwriting Agreement dated as of June 19, 2014 among Euronext N.V., Intercontinental Exchange, Inc. and ICE Europe Parent Limited, and the Managers named therein (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on June 25, 2014).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	—	Section 1350 Certification of Chief Executive Officer.

32.2	—	Section 1350 Certification of Chief Financial Officer.

101	—
The following materials from Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Income and Redeemable Non-Controlling Interest (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*
As provided in Rule 406T of Regulation S-T, this information is “furnished” and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless Intercontinental Exchange Holdings, Inc. specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intercontinental Exchange, Inc. (Registrant)

Date: August 7, 2014	By:	/s/ Scott A. Hill
Scott A. Hill
Chief Financial Officer
(Principal Financial Officer)