Form 10-Q
period 2014-09-30
Intercontinental Exchange, Inc.
filed 2014-11-04
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number 001-36198

INTERCONTINENTAL EXCHANGE, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-2286804
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
5660 New Northside Drive, Atlanta, Georgia	30328 (Zip Code)
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

(Do not check if a smaller company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☑
As of October 31, 2014, the number of shares of the registrant’s Common Stock outstanding was 112,707,217 shares.

INTERCONTINENTAL EXCHANGE, INC.
Form 10-Q
Quarterly Period Ended September 30, 2014

PART I. Financial Statements
Item 1.    Consolidated Financial Statements (Unaudited)

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	As of	As of
	September 30, 2014	December 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$638	$961
Short-term investments	1,241	74
Short-term restricted cash and investments	314	277
Customer accounts receivable, net of allowance for doubtful accounts of $1 at September 30, 2014 and December 31, 2013	446	482
Margin deposits and guaranty funds	46,527	42,216
Prepaid expenses and other current assets	212	249
Total current assets	49,378	44,259
Property and equipment, net	839	891
Other non-current assets:
Goodwill	8,471	9,501
Other intangible assets, net	7,754	9,404
Long-term restricted cash and investments	230	161
Long-term investments	496	324
Other non-current assets	118	278
Total other non-current assets	17,069	19,668
Total assets	$67,286	$64,818

Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$282	$343
Accrued salaries and benefits	185	301
Deferred revenue	139	48
Short-term debt	1,889	1,135
Margin deposits and guaranty funds	46,527	42,216
Other current liabilities	315	299
Total current liabilities	49,337	44,342
Non-current liabilities:
Non-current deferred tax liability, net	2,137	2,771
Long-term debt	2,247	3,923
Accrued employee benefits	320	412
Other non-current liabilities	458	433
Total non-current liabilities	5,162	7,539
Total liabilities	54,499	51,881
Commitments and contingencies
Redeemable non-controlling interest	144	322

Equity:
Intercontinental Exchange, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; no shares issued or outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value; 500 shares authorized; 116 and 113 shares issued and outstanding at September 30, 2014, respectively, and 115 shares issued and outstanding at December 31, 2013	1	1
Treasury stock, at cost; 3 shares at September 30, 2014	(540)	(53)
Additional paid-in capital	9,909	9,794
Retained earnings	3,000	2,482
Accumulated other comprehensive income	244	359
Total Intercontinental Exchange, Inc. shareholders’ equity	12,614	12,583
Non-controlling interest in consolidated subsidiaries	29	32
Total equity	12,643	12,615
Total liabilities and equity	$67,286	$64,818

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Transaction and clearing fees, net	$2,190	$899	$708	$280
Market data fees	304	121	105	40
Listing fees	251	—	86	—
Other revenues	332	42	107	18
Total revenues	3,077	1,062	1,006	338
Transaction-based expenses:
Section 31 fees	240	—	86	—
Cash liquidity payments, routing and clearing	545	—	175	—
Total revenues, less transaction-based expenses	2,292	1,062	745	338
Operating expenses:
Compensation and benefits	448	193	144	60
Technology and communication	136	36	46	13
Professional services	161	23	52	7
Rent and occupancy	61	23	19	5
Acquisition-related transaction and integration costs	102	32	40	6
Selling, general and administrative	92	28	31	10
Depreciation and amortization	244	100	83	35
Total operating expenses	1,244	435	415	136
Operating income	1,048	627	330	202
Other income (expense):
Interest expense	(73)	(29)	(22)	(9)
Other income, net	20	3	5	—
Other expense, net	(53)	(26)	(17)	(9)
Income from continuing operations before income tax expense	995	601	313	193
Income tax expense	284	161	90	48
Income from continuing operations	711	440	223	145
Income (loss) from discontinued operations, net of tax	11	—	(10)	—
Net income	$722	$440	$213	$145
Net income from continuing operations attributable to non-controlling interest	(29)	(10)	(7)	(4)
Net income attributable to Intercontinental Exchange, Inc.	$693	$430	$206	$141
Basic earnings (loss) per share attributable to Intercontinental Exchange, Inc. common shareholders:
Continuing operations	$5.96	$5.91	$1.90	$1.94
Discontinued operations	0.09	—	(0.09)	—
Basic earnings per share	$6.05	$5.91	$1.81	$1.94
Basic weighted average common shares outstanding	115	73	114	73
Diluted earnings (loss) per share attributable to Intercontinental Exchange, Inc. common shareholders:
Continuing operations	$5.93	$5.86	$1.89	$1.92
Discontinued operations	0.09	—	(0.09)	—
Diluted earnings per share	$6.02	$5.86	$1.80	$1.92
Diluted weighted average common shares outstanding	115	73	114	74
Dividend per share	$1.95	$—	$0.65	$—
See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Net income	$722	$440	$213	$145
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense (benefit) of ($3) and $2 for the nine months ended September 30, 2014 and 2013, respectively, and ($3) and ($1) for the three months ended September 30, 2014 and 2013, respectively	(194)	(4)	(278)	40
Change in fair value of available-for-sale securities	58	(61)	(60)	1
Discontinuance of net investment hedge, net of tax benefit of $12 for the nine months ended September 30, 2014	21	—	—	—
Other comprehensive income (loss)	(115)	(65)	(338)	41
Comprehensive income (loss)	$607	$375	$(125)	$186
Comprehensive income attributable to non-controlling interest	(29)	(10)	(7)	(4)
Comprehensive income (loss) attributable to Intercontinental Exchange, Inc.	$578	$365	$(132)	$182

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Income
and Redeemable Non-Controlling Interest
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Shareholders' Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Value	Shares	Value
Balance, as of December 31, 2012	80	$1	(7)	$(717)	$1,903	$2,509	$(52)	$33	$3,677	$—
Other comprehensive income	—	—	—	—	—	—	411	—	411	—
Stock consideration issued for NYSE acquisition	42	—	—	(53)	8,347	—	—	—	8,294	—
Exercise of common stock options	—	—	—	—	13	—	—	—	13	—
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	—	—	(1)	(24)	—	—	—	—	(24)	—
Issuance of restricted stock	1	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	69	—	—	—	69	—
Tax benefits from stock option plans	—	—	—	—	8	—	—	—	8	—
Adjustment to redemption value of redeemable non-controlling interest	—	—	—	—	—	(6)	—	—	(6)	6
Acquisition of non-controlling interest	—	—	—	—	—	—	—	30	30	—
Acquisition of redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	313
Distributions of profits to non-controlling interest	—	—	—	—	—	—	—	(12)	(12)	—
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	(5)	—	—	(32)	(37)	—
Treasury shares retired in connection with formation of ICE	(8)	—	8	741	(541)	(200)	—	—	—	—
Dividends paid to shareholders	—	—	—	—	—	(75)	—	—	(75)	—
Net income attributable to non-controlling interest	—	—	—	—	—	(16)	—	13	(3)	3
Net income	—	—	—	—	—	270	—	—	270	—
Balance, as of December 31, 2013	115	1	—	(53)	9,794	2,482	359	32	12,615	322
Other comprehensive loss	—	—	—	—	—	—	(115)	—	(115)	—
Exercise of common stock options	1	—	—	—	10	—	—	—	10	—
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	—	—	—	(39)	—	—	—	—	(39)	—
Stock-based compensation	—	—	—	—	82	—	—	—	82	—
Repurchases of common stock	—	—	(3)	(448)	—	—	—	—	(448)	—
Tax benefits from stock option plans	—	—	—	—	23	—	—	—	23	—
Adjustment to redemption value of redeemable non-controlling interest	—	—	—	—	—	50	—	—	50	(50)
Distributions of profits to non-controlling interest	—	—	—	—	—	—	—	(17)	(17)	(14)
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	—	—	—	—	—	(129)
Dividends paid to shareholders	—	—	—	—	—	(225)	—	—	(225)	—
Net income attributable to non-controlling interest	—	—	—	—	—	(29)	—	14	(15)	15
Net income	—	—	—	—	—	722	—	—	722	—
Balance, as of September 30, 2014	116	$1	(3)	$(540)	$9,909	$3,000	$244	$29	$12,643	$144

	As of	As of
	September 30, 2014	December 31, 2013
Accumulated Other Comprehensive Income was as follows:
Foreign currency translation adjustments	$183	$377
Fair value of available-for-sale securities	58	—
Fair value of net investment hedge	—	(21)
Employee benefit plans adjustments	3	3
Accumulated other comprehensive income	$244	$359

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income	$722	$440
Less: income from discontinued operations, net of tax	(11)	—
Income from continuing operations	711	440
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	244	100
Stock-based compensation	73	42
Deferred taxes	(57)	(34)
Excess tax benefits from stock-based compensation	(23)	(6)
Other	(43)	4
Changes in assets and liabilities:
Customer accounts receivable	(121)	(48)
Other current and non-current assets	75	(10)
Income taxes payable	128	43
Deferred revenue	137	(4)
Accrued salaries and benefits	(106)	13
Other current and non-current liabilities	(96)	22
Total adjustments	211	122
Net cash provided by operating activities from continuing operations	922	562

Investing activities:
Capital expenditures	(105)	(76)
Capitalized software development costs	(56)	(28)
Proceeds from sale of Euronext and sales of NYSE Technologies businesses	2,155	—
Cash paid for acquisitions, net of cash acquired	(150)	(49)
Proceeds from sales of available-for-sale investments	54	—
Purchases of available-for-sale investments	(1,304)	(37)
Increase in restricted cash and investments	(105)	(69)
Net cash provided by (used in) investing activities from continuing operations	489	(259)

Financing activities:
Repayments of debt facilities and commercial paper, net	(768)	(342)
Dividends to shareholders	(225)	—
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(39)	(24)
Excess tax benefits from stock-based compensation	23	6
Proceeds from exercise of common stock options	10	10
Repurchases of common stock	(448)	—
Distributions of profits to non-controlling interest	(31)	(12)
Purchase of subsidiary shares from non-controlling interest	(129)	(10)
Other	(11)	(4)
Net cash used in financing activities from continuing operations	(1,618)	(376)
Net cash provided by operating activities from discontinued operations	51	—
Net cash used in investing activities from discontinued operations	(504)	—
Net cash provided by financing activities from discontinued operations	339	—
Effect of exchange rate changes on cash and cash equivalents	(2)	(2)
Net decrease in cash and cash equivalents	(323)	(75)
Cash and cash equivalents, beginning of period	961	1,612
Cash and cash equivalents, end of period	$638	$1,537

Supplemental cash flow disclosure:
Cash paid for income taxes	$265	$143
Cash paid for interest	$107	$17

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.	Description of Business
Intercontinental Exchange, Inc. (the “Company” or "ICE") is a leading global operator of exchanges and clearing houses. The Company currently operates 11 global exchanges and five central clearing houses. The Company was previously known as IntercontinentalExchange Group, Inc. and changed its name to Intercontinental Exchange, Inc. on June 2, 2014. The Company was organized on March 6, 2013 as a direct, wholly-owned subsidiary of Intercontinental Exchange Holdings, Inc. (formerly known as IntercontinentalExchange, Inc.) for the purpose of effecting the acquisition of NYSE Holdings LLC (formerly known as NYSE Euronext Holdings LLC) ("NYSE"), which occurred on November 13, 2013 (Note 3). Upon the completion of the acquisition, Intercontinental Exchange Holdings, Inc. and NYSE each became wholly-owned subsidiaries of the Company.
The Company, through its subsidiaries, operates regulated global markets and clearing houses, including derivatives and equities exchanges, over-the counter markets and derivatives clearing houses, and is a provider of market data, technology, benchmark administration and post-trade services. The Company's global marketplaces serve a broad array of markets for energy, environmental and agricultural commodities, interest rates, credit derivatives, equity derivatives, metals and currency derivatives contracts, as well as equity and equity options securities.
On June 24, 2014, the Company sold 65.8 million shares of common stock of its wholly-owned subsidiary Euronext N.V. (“Euronext”), representing 94% of Euronext's outstanding shares, in three transactions. The transactions include the Company’s sale of 42.2 million shares of Euronext common stock in an initial public offering (“IPO”) at €20 per share, 23.4 million shares of Euronext common stock to a group of European institutional investors at €19.20 per share, and 0.2 million shares of Euronext common stock to eligible Euronext employees at €16 per share. These transactions generated an aggregate €1.4 billion ($1.9 billion) of net cash proceeds for the Company. The net cash proceeds received included cash of $220 million distributed from Euronext as part of the separation of Euronext from the Company. Euronext is comprised of the continental European-based exchanges acquired by the Company as part of the NYSE acquisition, including the London, Paris, Amsterdam, Brussels and Lisbon exchanges. Also, during the three months ended September 30, 2014, the Company sold its entire interest in three companies that comprised the former NYSE Technologies (NYFIX, Metabit and Wombat). Due to the sales a controlling interest in Euronext and the three companies comprising NYSE Technologies, the Company de-consolidated the assets and liabilities of Euronext (as of the IPO date) and NYSE Technologies (as of the sales dates) and included the financial results of these entities in discontinued operations in the accompanying unaudited consolidated financial statements. As of September 30, 2014, the Company continues to own 4.2 million shares of Euronext common stock, representing 6% of the outstanding shares of Euronext. See Note 13 for further information regarding the IPO of Euronext and the sales of the three NYSE Technologies businesses.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2013. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary for a fair presentation of results for the interim periods presented. These adjustments are of a normal recurring nature.
Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from these estimates. The results of operations for the nine and three months ended September 30, 2014 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned and controlled subsidiaries. All intercompany balances and transactions between the Company and its wholly-owned and controlled subsidiaries have been eliminated in consolidation. As discussed in Note 3, the Company completed the acquisition of Singapore Mercantile Exchange Pte. Ltd. (“SMX”) during the nine months ended September 30, 2014 and has included the financial results of SMX in the consolidated financial statements effective from the acquisition date. As discussed in Note 13, the Company completed the IPO of Euronext on June 24, 2014, the sale of Wombat on July 23, 2014 and the sale of NYFIX and Metabit on September 19, 2014, and has included the financial results of these companies through these dates in discontinued operations in the consolidated financial statements.

For those consolidated subsidiaries in which the Company’s ownership is less than 100% and for which the Company has control over the assets and liabilities and the management of the entity, the outside stockholders’ interests are shown as non-controlling interests.
Segment Information
The Company previously operated as a single reportable business segment as of December 31, 2013. As of March 31, 2014, the Company reported two business segments, the ICE segment and the Euronext segment, which was reflective of how the Company's chief operating decision maker reviewed and operated the Company's business. Following the IPO and de-consolidation of Euronext in June 2014, the Company reverted to one operating segment, which is reflective of how the Company's chief operating decision maker reviews and operates the business as of June 30, 2014 and September 30, 2014.
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
NYSE Acquisition
On November 13, 2013, the Company acquired 100% of NYSE for a combination of cash and stock. The total purchase price was $11.1 billion, comprised of cash consideration of $2.7 billion and 42.4 million shares of the Company's common stock. The fair value of the shares issued was $8.4 billion based on the closing share price of the Company's common stock of $197.80 per share on November 12, 2013.
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

Property and equipment	$637
Goodwill	7,362
Identifiable intangible assets	8,516
Other assets and liabilities, net	198
Deferred tax liabilities on identifiable intangible assets	(2,768)
Short-term and long-term debt	(2,529)
Non-controlling interests	(327)
Total preliminary purchase price allocation	$11,089

In performing the preliminary purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of NYSE’s business. The preliminary allocation of the purchase price will be finalized upon the completion of the remaining analysis of the acquired assets and liabilities. During the nine months ended September 30, 2014, the Company adjusted the preliminary purchase price allocation based on updated fair value analyses of the NYSE tangible and intangible assets and liabilities. The fair value adjustments reflected in the tables above and below, primarily result in an increase in the customer relationships intangible assets of $60 million, an increase in the deferred tax liabilities on identifiable intangible assets of $34 million, an increase in other assets and liabilities, net, of $39 million, and a corresponding decrease to goodwill of $60 million. The income statement impact for 2013 relating to these fair value adjustments is not material to the consolidated financial statements. The Company has not yet obtained all of the information related to the fair value of the acquired assets and liabilities related to the acquisition to finalize the purchase price allocation. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of acquired income tax assets and liabilities and the valuation of these items will be finalized during the fourth quarter of 2014.

The following table sets forth the components of the preliminary intangible assets and the net book value as of September 30, 2014 (in millions, except years):

Preliminary Intangible Assets	Preliminary Acquisition-Date Fair Value	Foreign Currency Translation	De-Consolidation of Euronext and NYSE Technologies (Note 13)	Accumulated Amortization	Net Book Value	Useful Life
Exchange registrations and licenses	$6,960	$15	$(1,258)	$—	$5,717	Indefinite
Customer relationships	1,128	2	(165)	(48)	917	17-25 years
Trade names	315	—	(30)	(4)	281	1 year to Indefinite
Developed technology	113	—	(19)	(30)	64	3 years
Total	$8,516	$17	$(1,472)	$(82)	$6,979

The Company incurred $82 million and $36 million in NYSE employee termination costs related to continuing operations during the nine and three months ended September 30, 2014, respectively, with such costs included in acquisition-related transaction and integration costs. NYSE had net income of $342 million and $64 million from continuing operations during the nine and three months ended September 30, 2014, respectively, which includes the employee termination costs discussed above, but is net of the discontinued operations of Euronext, NYFIX, Metabit and Wombat discussed in Note 13.

The financial information in the table below summarizes the combined results of operations of the Company and NYSE, on a pro forma basis, as though the companies had been combined as of January 1, 2013. The pro forma financial information is presented for informational purposes only and is not indicative of the actual results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented. Such pro forma financial information is based on the historical financial statements of the Company and NYSE and includes the results of Euronext and the NYSE Technology companies as discontinued operations. This pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information, including, without limitation, the preliminary purchase accounting adjustments. The pro forma financial information does not reflect any synergies or operating cost reductions that may be achieved from the combined operations. The pro forma financial information combines the historical results for the Company and NYSE for nine and three months ended September 30, 2013 in the following table (in millions, except per share amounts):

	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2013
Total revenues, less transaction-based expenses	$2,287	$722
Operating income	$1,091	$334
Income from continuing operations	$776	$282
Income from discontinued operations, net of tax	$134	$35
Net income attributable to the Company	$910	$317
Basic earnings per common share:
Continuing operations	$6.75	$2.46
Discontinued operations	1.17	0.30
Basic earnings per share	$7.92	$2.76
Diluted earnings per common share:
Continuing operations	$6.71	$2.44
Discontinued operations	1.16	0.30
Diluted earnings per share	$7.87	$2.74
SMX Acquisition
On February 3, 2014, the Company acquired 100% of the outstanding common stock of Singapore Mercantile Exchange Pte. Ltd. ("SMX"). The acquisition included Singapore Mercantile Exchange Clearing Corporation Pte. Ltd. (“SMXCC”), a wholly-owned subsidiary of SMX which was the clearing house for all SMX trades. SMX operated futures markets in Singapore across metals, currencies, energy and agricultural commodities, and SMXCC cleared the contracts executed on SMX. SMX and SMXCC retain licenses to operate as an approved exchange and an approved clearing house, regulated by the Monetary Authority of Singapore. These licenses provided the Company with exchange and clearing licenses in Asia. The exchange and clearing infrastructures are expected to transition to the ICE trading and clearing platforms in the first quarter of 2015. As a result, a period of business transition is currently underway and the exchange and clearing house have been temporarily closed.
The SMX purchase price was allocated to the net tangible and identifiable intangible assets based on the fair value of those assets as of February 3, 2014. The net tangible and identifiable intangible assets acquired were $45 million, inclusive of intangible assets of $31 million for exchange registrations and licenses, which have been assigned an indefinite life. The excess of the purchase price over the net tangible and identifiable intangible assets was $105 million and was recorded as goodwill. SMX and SMXCC have been renamed ICE Futures Singapore and ICE Clear Singapore, respectively.
SuperDerivatives Acquisition
On September 5, 2014, the Company entered into a definitive agreement to acquire 100% of the outstanding common stock of SuperDerivatives Inc. ("SuperDerivatives"), a leading provider of risk management analytics, financial market data and valuation services. The acquisition closed on October 7, 2014. The acquisition is intended to accelerate the Company's multi-asset class clearing, risk management and market data strategy. The Company paid $350 million in cash to acquire SuperDerivatives.
Founded in 2000, SuperDerivatives provides risk management analytics and systems across all asset classes, including interest rates, foreign exchange, credit, equities, energy and commodities to customers including banks, asset managers, corporations, central banks, auditors and brokers. Key risk management and data products and services include independent valuation services, market data for mark-to-market, multi-asset derivatives front office and risk systems and a multi-asset over-the-counter execution platform. SuperDerivatives' DGX front-end data system is a web-based platform that delivers analytics, data, news and chat with video in a cost-efficient manner.
Pending Holland Clearing House Acquisition
On September 10, 2014, the Company entered into a definitive agreement to acquire 75% of the outstanding common stock of Holland Clearing House N.V. (“HCH”), a continental European clearing house, to support the Company's comprehensive clearing strategy for financial products. ABN AMRO Clearing Bank N.V. will retain the remaining 25% minority interest in HCH. Completion of the transaction is subject to regulatory approval and other customary closing conditions. The transaction is expected to close in the fourth quarter of 2014.
HCH is a continental European derivatives clearing house based in Amsterdam and is the primary clearing house for The Order Machine ("TOM"), a multi-lateral trading facility for equity options. HCH is regulated and supervised in the Netherlands by the Authority For the Financial Markets and the Dutch Central Bank.

4.	Short-Term and Long-Term Restricted Cash and Investments
The Company classifies all cash and cash equivalents that are not available for general use by the Company, either due to regulatory requirements or through restrictions in specific agreements, as restricted in the accompanying consolidated balance sheets. In connection with ICE Clear U.S.’s election to be subject to Subpart C of the Commodity Futures Trading Commission's ("CFTC") regulation (which accordingly, permits recognition as a Qualified Central Counter Party ("QCCP")), the Company contributed $50 million to ICE Clear U.S.’s guaranty fund on January 1, 2014 (Note 9), with such amount being reflected as long-term restricted cash in the accompanying consolidated balance sheet as of September 30, 2014. The Company also had net increases in restricted cash and investments during the nine months ended September 30, 2014 due to increases in the regulatory capital of ICE Clear Europe and Liffe due to additional costs incurred at both of these companies due to growth of these businesses.

5.	Goodwill and Other Intangible Assets

The following is a summary of the activity in the goodwill balance for the nine months ended September 30, 2014 (in millions):

Goodwill balance at December 31, 2013	$9,501
Acquisition	105
Foreign currency translation	(66)
De-consolidation of Euronext and NYSE Technologies and reclassification of goodwill relating to discontinued operations (Note 13)	(1,008)
Other activity, net	(61)
Goodwill balance at September 30, 2014	$8,471

The following is a summary of the activity in the other intangible assets balance for the nine months ended September 30, 2014 (in millions):

Other intangible assets balance at December 31, 2013	$9,404
Acquisition	39
Foreign currency translation	(152)
De-consolidation of Euronext and NYSE Technologies and reclassification of other intangible assets relating to discontinued operations (Note 13)	(1,472)
Other activity, net	55
Amortization of other intangible assets	(120)
Other intangible assets balance at September 30, 2014	$7,754

 The Company completed the SMX acquisition (Note 3) and purchased certain patent rights during the nine months ended September 30, 2014. The foreign currency translation adjustments in the tables above result from a portion of the Company’s goodwill and other intangible assets related to the Company’s United Kingdom, European, Singapore and Canadian subsidiaries, some of whose functional currencies are not the U.S. dollar. The other activity, net in the tables above results from adjustments to the fair value of the net tangible and identifiable intangible assets and liabilities relating to the NYSE acquisition, with a corresponding adjustment to goodwill (Note 3). The Company did not recognize any impairment losses on goodwill or other intangible assets during the nine and three months ended September 30, 2014 and 2013.

6.	Debt

The Company’s total debt, including short-term and long-term debt, consisted of the following as of September 30, 2014 and December 31, 2013 (in millions):

	As of	As of
	September 30, 2014	December 31, 2013
Debt:
Commercial Paper	$690	$1,080
NYSE EUR Notes (5.375% senior unsecured notes due June 30, 2015)	1,199	—
2011 Credit Facilities - Term Loan Facility	—	55
Short-term debt	1,889	1,135
2018 Senior Notes (2.5% senior unsecured notes due October 15, 2018)	600	599
2023 Senior Notes (4.0% senior unsecured notes due October 15, 2023)	794	794
NYSE EUR Notes (5.375% senior unsecured notes due June 30, 2015)	—	1,353
NYSE USD Notes (2.0% senior unsecured notes due October 5, 2017)	853	854
2011 Credit Facilities - Term Loan Facility	—	323
Long term debt	2,247	3,923
Total debt	$4,136	$5,058
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
The 2014 Credit Facility matures on April 3, 2019. Amounts borrowed under the 2014 Credit Facility may be prepaid at any time without premium or penalty. The 2014 Credit Facility provides for a $3.0 billion multi-currency revolving facility, with sub-limits for non-dollar borrowings, swing line borrowings and letters of credit. No amounts were outstanding under the 2014 Credit Facility as of September 30, 2014. Of the $3.0 billion that is available for borrowing under the 2014 Credit Facility, $690 million is required to back-stop the amount outstanding under the Company's commercial paper program as of September 30, 2014 and $303 million is reserved for the Company's clearing houses, both as discussed below. The amount required to back stop the commercial paper program will fluctuate as the Company increases or decreases its commercial paper borrowings. The remaining $2.0 billion as of September 30, 2014 is available to the Company to use for working capital and general corporate purposes, and any portion of the revolving credit facility no longer necessary in the future to be reserved for the foregoing purposes will be available to the Company to use for working capital and general corporate purposes.
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
The 2014 Credit Facility includes an unutilized revolving credit commitment fee that is equal to the unused maximum revolver amount, multiplied by an applicable commitment fee rate and is payable in arrears on a quarterly basis. The applicable commitment fee rate ranges from 0.080% to 0.200% and is determined based on the Company's long term debt rating. As of September 30, 2014, the applicable commitment fee rate was 0.125% based on the Company’s current long term debt ratings.
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
Commercial paper notes of $690 million with original maturities ranging from 1 to 59 days were outstanding as of September 30, 2014 under the Commercial Paper Program. As of September 30, 2014, the weighted average interest rate on the $690 million outstanding under the Commercial Paper Program was 0.29% per annum, with a weighted average maturity of 19 days.
The Company used net proceeds from $367 million in commercial paper issued under the Commercial Paper Program on April 1, 2014 to repay the $367 million that was outstanding under the Term Loan Facility upon termination of the Term Loan Facility as discussed above. The Company also issued commercial paper during the three months ended September 30, 2014 and used the proceeds to repurchase its common stock (Note 7). The Company repaid a portion of the amounts outstanding under the Commercial Paper Program during the nine months ended September 30, 2014 using a combination of the cash proceeds received from the Euronext IPO (Note 13) and cash flows from operations. Subsequent to September 30, 2014, the Company used the net proceeds from

$350 million in commercial paper issued under the Commercial Paper Program on October 1, 2014 to fund the acquisition of SuperDerivatives, which closed on October 7, 2014 (Note 3).
Senior Notes and NYSE Notes
In October 2013, the Company issued $600 million aggregate principal amount of 2.50% senior unsecured fixed rate notes due October 2018 (the “2018 Senior Notes”) and $800 million aggregate principal amount of 4.00% senior unsecured fixed rate notes due October 2023 (the “2023 Senior Notes”, together with the 2018 Senior Notes, the “Senior Notes”). In connection with the acquisition of NYSE, one of the Company's subsidiaries assumed the outstanding NYSE debt instruments, which included $850 million of 2.0% senior unsecured fixed rate notes due in October 2017 (the “NYSE USD Notes”) and €920 million ($1.2 billion) of 5.375% senior unsecured fixed rate notes due in June 2015 (the “NYSE EUR Notes”, and together with the NYSE USD Notes, the "NYSE Notes").
Upon closing of the Euronext IPO, the Company received €1.4 billion ($1.9 billion) in net cash proceeds. The Company elected to set aside sufficient euro-denominated cash from the proceeds to effectively pre-fund the maturity of the NYSE EUR Notes and the related final interest coupon payment, both due on June 30, 2015. In connection with this, in July 2014, the Company placed €969 million ($1.2 billion) of the cash proceeds from the Euronext IPO in term deposits at various banks with a maturity date of June 25, 2015 to cover the €920 million ($1.2 billion) principal and the €49 million ($62 million) final interest coupon payment due on June 30, 2015. These deposits are classified as short-term investments in the accompanying consolidated balance sheet as of September 30, 2014. The balance of the cash proceeds received in connection with the Euronext IPO were converted to U.S. dollars and used to repay outstanding commercial paper as discussed above.

7.	Equity
The Company currently sponsors employee and director stock option and restricted stock plans. Stock options and restricted stock are granted at the discretion of the compensation committee of the board of directors. All stock options and restricted stock awards are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options and restricted stock on the date of grant is recognized as expense over the vesting period, net of estimated forfeitures. The non-cash compensation expenses recognized in the Company’s consolidated statements of income for stock options and restricted stock were $59 million and $42 million for the nine months ended September 30, 2014 and 2013, respectively, and were $22 million and $12 million for the three months ended September 30, 2014 and 2013, respectively.
Stock Option Plans
The following is a summary of stock options for the nine months ended September 30, 2014:

	Number of Options	Weighted Average Exercise Price per Option
Outstanding at December 31, 2013	872,347	$97.92
Granted	154,202	206.87
Exercised	(227,703)	45.38
Outstanding at September 30, 2014	798,846	134.54

Details of stock options outstanding as of September 30, 2014 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Vested or expected to vest	798,846	$134.54	6.2	$50
Exercisable	571,248	$115.99	5.2	$45
The total intrinsic value of stock options exercised during the nine months ended September 30, 2014 and 2013 were $35 million and $17 million, respectively, and were $12 million and $3 million during the three months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there were $8 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.9 years as the stock options vest.
The Company uses the Black-Scholes option pricing model for purposes of valuing stock option awards. During the nine months ended September 30, 2014 and 2013, the Company used the weighted-average assumptions in the table below to compute the value of all options for shares of common stock granted to employees:

	Nine Months Ended September 30,
Assumptions	2014	2013
Risk-free interest rate	1.23%	0.53%
Expected life in years	5.0	4.0
Expected volatility	27%	37%
Expected dividend yield	1.26%	0%
Estimated weighted-average fair value of options granted per share	$45.23	$38.41
The risk-free interest rate is based on the zero-coupon U.S. Treasury yield curve in effect at the time of grant. The expected life computation is derived from historical exercise patterns and anticipated future patterns. Expected volatilities are based on historical volatility of the Company’s stock. Expected dividend yields were 0% prior to the November 13, 2013 acquisition of NYSE since the Company did not pay (and had not contemplated paying) a dividend prior to the acquisition of NYSE. The Company's new dividend policy will impact the expected dividend yield on all stock options granted post-acquisition.
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
As of September 30, 2014, the Company determined that it is probable that the financial performance level will be below target for 2014. Based on this assessment, the Company recorded non-cash compensation expense of $11 million and $4 million for the nine and three months ended September 30, 2014, respectively, related to these shares and the remaining $18 million in non-cash compensation expense will be recorded on an accelerated basis over the remaining vesting period, including $4 million of which will be recorded during the three months ended December 31, 2014.
The following is a summary of the non-vested restricted shares for the nine months ended September 30, 2014:

	Number of Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share
Non-vested at December 31, 2013	1,234,552	$147.00
Granted	690,736	204.51
Vested	(544,769)	136.98
Forfeited	(44,631)	152.39
Non-vested at September 30, 2014	1,335,888	180.64
Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance-based shares have been adjusted to reflect the actual shares to be issued based on the achievement of past performance targets. Non-vested performance-based restricted shares granted are presented in the table above at the maximum number of restricted shares that would vest if the maximum performance targets are met. As of September 30, 2014, there were $109 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted-average period of 2.1 years as the restricted stock vests. These unrecognized compensation costs assume that a below target performance level will be met on the performance-based restricted shares granted in February 2014, as discussed above. During the nine months ended September 30, 2014 and 2013, the total fair value of restricted stock vested under all restricted stock plans was $114 million and $60 million, respectively.
Stock Repurchase Program
In March 2014, the Company entered into a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 permitting open market repurchases of the Company’s common stock. The trading plan contemplated purchases of stock based on certain triggers described in the trading plan. During the nine and three months ended September 30, 2014, the Company repurchased 2.3 million shares of its common stock in an open trading window or under the Rule 10b5-1 trading plan at an aggregate cost of $448 million, which was paid for through cash on hand and the issuance of commercial paper. In September 2014, the Company entered into a new Rule 10b5-1 trading plan. As of September 30, 2014, the Company has board approval for another $601 million for stock repurchases under the Company's stock repurchase programs, with no fixed expiration dates. The Company repurchased 319,500 shares of its common stock on the open market through the Company's Rule 10b5-1 trading plan at an aggregate cost of $64 million during the month of October 2014, through cash on hand. The shares repurchased are held as treasury stock.
The Company expects to fund any remaining share repurchases with a combination of cash on hand, future cash flows and by borrowing under the Company's credit facilities and the Commercial Paper Program. The timing and extent of any future repurchases that are not pursuant to the Rule 10b5-1 trading plan adopted in September 2014 are at the discretion of the Company's management and will depend upon market conditions, amount authorized by the Company's board of directors, the Company's stock price, the Company's target debt ratio and corporate debt rating, and the Company's strategic growth initiatives at that time. The Company may discontinue the stock repurchases at any time or may enter into a new Rule 10b5-1 trading plan in the future. In addition, the Company's board of directors may increase or decrease the amount of capacity the Company has for repurchases from time to time.

8.	Income Taxes from Continuing Operations
The Company’s effective tax rate from continuing operations was 29% and 27% for the nine months ended September 30, 2014 and 2013, respectively, and 29% and 25% for the three months ended September 30, 2014 and 2013, respectively. The effective tax rates for the nine and three months ended September 30, 2014 and 2013 are lower than the federal statutory rate primarily due to favorable foreign tax rate differentials, partially offset by state income taxes. Favorable foreign income tax rate differentials result primarily from lower tax rates in the United Kingdom, the Netherlands and various other lower tax jurisdictions. The effective tax rates for the nine and three months ended September 30, 2014 are higher than the effective tax rates for the comparable periods in 2013 primarily due to lower foreign income mix and lack of research and development tax credits in the current year periods and favorable income tax rate reductions in the United Kingdom in the prior year periods. The Company's unrecognized tax benefit at September 30, 2014 no longer includes $104 million in unrecognized tax benefits disposed of in connection with the sales of Euronext, NYFIX, Metabit and Wombat (Note 13).
The Company’s non-U.S. subsidiaries had $2.1 billion in cumulative undistributed earnings as of September 30, 2014. This amount represents the post-income tax earnings under U.S. GAAP adjusted for previously taxed income. The earnings from the Company’s non-U.S. subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability is not practicable. Any future distribution by way of dividend of these non-U.S. earnings may subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to various non-U.S. countries.

9.	Clearing Organizations
The Company currently operates five regulated central counterparty clearing houses for the settlement and clearance of derivative contracts. The five central counterparty clearing houses include ICE Clear Europe, ICE Clear U.S., ICE Clear Canada, ICE Clear Credit and The Clearing Corporation ("TCC"), and are referred to herein collectively as the “ICE Clearing Houses”. ICE Clear Singapore is not yet operational due to the transition to ICE technology that is underway, as discussed in Note 3.
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
Each of the ICE Clearing Houses has equal and offsetting claims to and from their respective clearing members on opposite sides of each cleared contract. This arrangement allows the ICE Clearing Houses to serve as the central financial counterparty on every cleared contract. Each ICE Clearing House bears financial counterparty credit risk in the event that market movements create conditions that lead to its clearing members failing to meet their financial obligations to that ICE Clearing House. Accordingly, the ICE Clearing Houses account for this central counterparty guarantee as a performance guarantee. Given that each contract is margined and marked or settled on at least a daily basis for each clearing member, the ICE Clearing Houses’ maximum estimated exposure for this guarantee, excluding the effects of original and variation margin requirements and mandatory deposits to the applicable Guaranty Fund by clearing members, is $61.7 billion as of September 30, 2014, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one day movement in pricing of the underlying unsettled contracts. This amount is based on calculations determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than the amount estimated by the ICE Clearing Houses. The net notional value of unsettled contracts was $2.7 trillion as of September 30, 2014. The Company performed calculations to determine the fair value of its counterparty performance guarantee taking into consideration factors such as daily settlement of contracts, margining requirements, other elements of the Company’s risk management program, historical evidence of default payments, and estimated probability of potential default payouts by the ICE Clearing Houses. Based on these analyses, the estimated counterparty performance guaranty liability was determined to be nominal and no liability was recorded as of September 30, 2014 and December 31, 2013.
The ICE Clearing Houses seek to reduce their exposure through a risk management program that includes initial and ongoing financial standards for clearing member admission and continued membership, original and variation margin requirements, and mandatory deposits to the Guaranty Fund. The amounts that the clearing members are required to maintain in the original margin and Guaranty Fund accounts are determined by standardized parameters established by the margin or risk committees, risk management departments and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time. As of September 30, 2014 and December 31, 2013, the ICE Clearing Houses have received or have been pledged $73.8 billion and $68.2 billion, respectively, in cash and non-cash collateral in original margin and Guaranty Fund deposits to cover price movements of underlying contracts. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations up to the limits established under the respective rules of each ICE Clearing House.
Should a particular clearing member fail to deposit original margin, or to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate or hedge the clearing member’s open positions and use the clearing member’s margin and Guaranty Fund deposits to make up the amount owed. In the event that those deposits are not sufficient to pay the amount owed in full, the ICE Clearing Houses may utilize the respective Guaranty Fund deposits of their respective clearing members on a pro-rata basis for that purpose. The Company has contributed $128 million, $50 million and $50 million to the ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. Guaranty Funds, respectively, as of September 30, 2014, and such amounts are at risk and could be used in the event of a clearing member default where the amount of the defaulting clearing member’s original margin and Guaranty Fund deposits are insufficient. The $228 million combined contributions as of September 30, 2014 are included in long-term restricted cash in the accompanying consolidated balance sheet and includes $50 million contributed to ICE Clear U.S. on January 1, 2014 (Note 4).
As of September 30, 2014, original margin and Guaranty Fund cash deposits are as follows for the ICE Clearing Houses (in millions):

	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	TCC	Total
Original margin	$3,877	$22,067	$59	$14,884	$—	$40,887
Guaranty Fund	289	3,189	11	2,149	2	5,640
Total	$4,166	$25,256	$70	$17,033	$2	$46,527
As of December 31, 2013, original margin and Guaranty Fund cash deposits are as follows for the ICE Clearing Houses (in millions):

	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	TCC	Total
Original margin	$1,642	$22,007	$61	$13,274	$—	$36,984
Guaranty Fund	242	2,542	11	2,434	3	5,232
Total	$1,884	$24,549	$72	$15,708	$3	$42,216
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
Of the $17.0 billion of ICE Clear Credit cash deposits as of September 30, 2014, $12.9 billion represent funds invested under reverse repurchase agreements with several counterparty banks, which are all large commercial financial institutions. Under these arrangements, ICE Clear Credit purchases U.S. Treasury securities and other U.S. securities and the various counterparties agree to repurchase the instruments the following business day at a set price, plus interest. The remaining $4.1 billion in ICE Clear Credit cash deposits represent primarily euro cash in demand deposit accounts at large, highly rated financial institutions.
Of the $25.3 billion of ICE Clear Europe cash deposits as of September 30, 2014, $20.7 billion represent funds invested under reverse repurchase agreements through two third party investment and custody agents, with several different counterparty banks, some of which are also our clearing members and are large commercial financial institutions, and $4.1 billion represent funds invested directly in sovereign debt. Under these arrangements, ICE Clear Europe primarily purchases U.S. Treasury securities and certain sovereign debt obligations from the seven largest industrialized nations, and the various counterparties agree to repurchase the instruments on the set repurchase date at the set repurchase price, plus interest. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments and repurchase agreements. The remaining cash deposits at the ICE Clearing Houses are held in demand deposit accounts at large, highly rated financial institutions and directly in U.S. Treasury securities with original maturities of less than 12 months.
In addition to the cash deposits for original margin and the Guaranty Fund, the ICE Clearing Houses have also received other assets from clearing members, which may include government obligations, letters of credit, gold or emission allowances to mitigate its credit risk. These assets are not reflected in the accompanying consolidated balance sheets as the risks and rewards of these assets remain with the clearing members. These assets are held in safekeeping and any interest and gain or loss accrues to the clearing member. For certain non-cash deposits, the ICE Clearing Houses may impose discount or "haircut" rates to ensure adequate collateral levels to account for fluctuations in the market value of these deposits. As of September 30, 2014 and December 31, 2013, the assets pledged by the clearing members as original margin and Guaranty Fund deposits for each of the ICE Clearing Houses are detailed below (in millions):

	As of September 30, 2014					As of December 31, 2013
	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	TCC	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	TCC
Original margin:
Government securities at face value	$7,175	$17,047	$124	$2,004	$—	$5,011	$15,670	$93	$2,620	$—
Letters of credit	—	—	4	—	—	—	1,386	4	—	—
Gold	—	92	—	—	—	—	92	—	—	—
Total	$7,175	$17,139	$128	$2,004	$—	$5,011	$17,148	$97	$2,620	$—
Guaranty Fund:
Government securities at face value	$186	$348	$14	$325	$1	$267	$268	$19	$516	$1

10.	Commitments and Contingencies
Legal Proceedings
The Company is subject to legal proceedings and claims, like the ones described below, that arise in the ordinary course of business. Typically, the Company does not believe that the resolution of these ordinary course matters, including those described below, will have a material adverse effect on the Company’s consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to the legal proceedings and claims.

In April 2014, the first of four purported class action lawsuits was filed in the U.S. District Court for the Southern District of New York (the “Southern District”) by the City of Providence, Rhode Island, against more than 40 defendants, including “Exchange Defendants”, “Brokerage Defendants” and “HFT (High Frequency Trading) Defendants” (the “City of Providence lawsuit”). New York Stock Exchange LLC and NYSE Arca, Inc., two of the Company’s subsidiaries, were among the named Exchange Defendants. On July 2, 2014, the court ordered the cases consolidated for all purposes, and appointed lead plaintiffs. On September 3, 2014, the lead plaintiffs filed an amended complaint asserting claims against only a subset of the original Exchange Defendants, including New York Stock Exchange LLC and NYSE Arca, Inc., and also asserting claims against Barclays PLC (“Barclays”), a subsidiary of which operates an alternative trading system known as Barclays LX. The lead plaintiffs are suing on behalf of a class of “all public investors” who bought or sold stock from April 18, 2009 to the present on the U.S.-based equity exchanges operated by the remaining Exchange Defendants or on Barclays LX. The amended complaint asserts violations by all remaining Exchange Defendants of Sections 10(b) and 6(b) of the Securities Exchange Act of 1934, and seeks unspecified compensatory damages against all defendants, jointly and severally, as well as various forms of equitable relief. The defendants filed a motion on November 3, 2014 to dismiss the amended complaint.
On October 2, 2014, Barclays filed a motion before the United States Judicial Panel on Multidistrict Litigation requesting that a separate lawsuit filed against Barclays in the U.S. District Court for the Central District of California be transferred to the Southern District judge handling the City of Providence lawsuit for consolidated or coordinated pre-trial proceedings. The transfer motion and the motion to dismiss remain pending and depending on the Panel's ruling on the transfer motion, the scope of this litigation could be expanded.
In May 2014, three purported class action lawsuits were filed in the Southern District by Harold Lanier against the securities exchanges that are participants in each of the three national market system data distribution plans - the Consolidated Tape Association/Consolidated Quotation Plan, the Nasdaq UTP Plan, and the Options Price Reporting Authority (the “Plans”) - which are established under the Securities Exchange Act of 1934 and regulated by the SEC. On August 15, 2014, Lanier filed amended complaints in each of the three lawsuits but did not alter the named defendants. New York Stock Exchange LLC, NYSE Arca, Inc. and NYSE MKT LLC, which are subsidiaries of the Company, are among the defendants named in one or more of the suits. Lanier is claiming to sue on behalf of himself and all other similarly situated subscribers to the market data disseminated by the Plans. Lanier’s allegations include that the exchange participants in the Plans breached agreements with subscribers by disseminating market data in a discriminatory manner in that other “preferred” customers allegedly received their data faster than the proposed class. The complaints seek, among other relief, unspecified compensatory damages, restitution of the putative class’s subscription fees paid to the defendants, disgorgement of the fees paid by the so-called preferred customers, and injunctive and declaratory relief. On September 29, 2014, the defendants moved to dismiss the amended complaint, and the motion remains pending. A range of possible loss related to the cases above cannot be reasonably estimated at this time.
One of the Company's subsidiaries, NYSE Brazil Holdings, B.V. ("NYSE BV"), is a party to a pending arbitration proceeding initiated by an arbitration demand dated June 4, 2014 in Brazil, filed by ATG Americas Trading Group, S.A. ("ATG") and ATS Brasil S.A. (“ATS”). NYSE BV and ATG own 20% and 80%, respectively, of the equity in ATS, a company with a prospective cash equity trading platform in Brazil, which is not yet operational. ATG and ATS allege NYSE BV breached certain obligations and assert damages of at least 100 million Brazilian Reais ($41 million based on the Brazilian Real/U.S. dollar exchange rate of 0.4100 as of September 30, 2014). NYSE BV has served ATG and ATS with a responsive statement which denies liability in connection with the claims, and the Company is defending the proceeding.
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
Redeemable Non-controlling Interest
Prior to the Company’s acquisition of NYSE, NYSE completed the sale of a significant equity interest in NYSE Amex Options, one of its two U.S. options exchanges, to seven external investors. Under the terms of the sale, the external investors have the option to require the Company to repurchase a portion of its equity interest on an annual basis over the course of five years, which began in 2011. Since the likelihood of the Company acquiring the non-controlling interest in the future is probable, the full redemption fair value has been recorded as mezzanine equity and the related balance as “redeemable non-controlling interest” in the accompanying consolidated balance sheet.
In July 2014, the Company repurchased half of the 32% interest held by the seven external investors in NYSE Amex Options for $129 million in cash. After the repurchase, the Company owns 84% of NYSE Amex Options and the remaining 16% of the outstanding shares of NYSE Amex Options, currently valued at $126 million, can be put back to the Company by the external investors in 2015 and these shares are recorded as redeemable non-controlling interest as of September 30, 2014.

11.	Pension and Other Benefit Programs
In connection with the Company’s acquisition of NYSE on November 13, 2013 (Note 3), the Company assumed NYSE’s pension plans covering its U.S. and certain European operations, as well as other benefit plans. Following the Euronext IPO in June 2014, there are no longer any NYSE European operations covered by the pension or benefit plans (Note 13). The following table provides the components of net periodic expense (benefit) associated with the pension plans, the supplemental executive retirement ("SERP") plans and the post-retirement benefit plans for the nine and three months ended September 30, 2014 in the accompanying consolidated statements of income (in millions):

	Nine Months Ended September 30, 2014			Three Months Ended September 30, 2014
	Pension Plans	SERP Plans	Post-retirement Benefit Plans	Pension Plans	SERP Plans	Post-retirement Benefit Plans
Service costs	$—	$—	$—	$—	$—	$—
Interest costs	27	3	6	9	1	2
Estimated return on plan assets	(36)	—	—	(12)	—	—
Net periodic expense (benefit)	$(9)	$3	$6	$(3)	$1	$2
During the nine and three months ended September 30, 2014, the Company contributed $51 million and $43 million, respectively, to its pensions plans. Based on current actuarial assumptions, the Company does not anticipate any additional funding to its pension plans during the fourth quarter of 2014. During the fourth quarter of 2014, lump sums will be offered to certain terminated vested participants as part of a de-risking strategy in the pension plans. Any settlement charge resulting from this program is expected to be recognized in the fourth quarter of 2014.

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
In general, the Company uses Level 1 inputs to determine fair value. The Level 1 assets consist of U.S. Treasury securities, equity and other securities listed in active markets, and investments in publicly traded mutual funds held for the purpose of providing future payments of the SERP plans and the supplemental executive savings plan. The fair value of each of these assets are based on quoted prices. If quoted prices are not available to determine fair value, the Company uses other inputs that are observable either directly or indirectly. Level 2 assets consist of foreign exchange derivative contracts not designated as hedging instruments. Such values are based on published currency rates. As of September 30, 2014, the fair values of the Company’s $1.40 billion Senior Notes and $2.05 billion NYSE Notes are $1.44 billion and $2.07 billion, respectively. The fair values of these fixed rate notes were estimated using quoted market prices for these instruments. The fair value of the Company’s other short-term and long-term debt approximates the carrying value since the rates of interest on the debt approximate market rates as of September 30, 2014. All other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.
Financial assets and liabilities recorded in the accompanying consolidated balance sheets as of September 30, 2014 and December 31, 2013 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. Financial instruments measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 are as follows (in millions):

	As of September 30, 2014			As of December 31, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets at fair value:
Long-term investments in equity securities	$496	$—	$496	$324	$—	$324
U.S. Treasury securities	374	—	374	100	—	100
Mutual Funds	24	—	24	33	—	33
Foreign exchange derivative contracts	—	—	—	—	4	4
Total assets at fair value	$894	$—	$894	$457	$4	$461
The long-term investments in equity securities as of September 30, 2014 represents the Company's 12% investment in Cetip, S.A. ("Cetip") and the Company's 6% stake in Euronext (Note 13), recorded at their fair values using quoted market prices. The long-term investment in equity securities as of December 31, 2013 represents the Cetip investment only. The Company's investment in Cetip, which is recorded as an available-for-sale, long-term investment and was recorded in and is held in Brazilian reais, was valued at $393 million as of September 30, 2014, including an unrealized gain of $68 million. The Company's investment in Euronext which is recorded as an available-for-sale, long-term investment and was recorded in and is held in euros, was valued at $103 million as of September 30, 2014, including an unrealized loss of $11 million. Changes in the fair values of the Cetip and Euronext investments are reflected in accumulated other comprehensive income and do not impact earnings until realized, except to the extent that unrealized losses are deemed to be other than temporary.
The mutual funds represent equity and fixed income mutual funds held for the purpose of providing future payments to the supplemental executive retirement plan and supplemental executive savings plan. As of September 30, 2014, the Company was holding $374 million in U.S. Treasury securities, all of which had maturities of less than one year from the date of purchase. Of these securities, $159 million were recorded as cash and cash equivalents, $87 million were recorded as short-term restricted cash and investments and $128 million were recorded as long-term restricted cash and investments in the accompanying consolidated balance sheet as of September 30, 2014 (all of the U.S. Treasury securities recorded as cash have original maturities of less than 90 days). As of December 31, 2013, the Company was holding $100 million in U.S. Treasury securities, all of which had maturities of less than one year from the date of purchase. Of these securities, $37 million were recorded as short-term investments and $63 million were recorded as short-term restricted cash and investments in the accompanying consolidated balance sheet as of December 31, 2013. The Company accounted for the U.S. Treasury securities using the available-for-sale method.
The Company did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of September 30, 2014 or December 31, 2013. The Company measures certain assets, such as intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of September 30, 2014 and December 31, 2013, none of these assets were required to be recorded at fair value since no impairment indicators were present. Cost and equity method investments were $24 million and $177 million as of September 30, 2014 and December 31, 2013, respectively. The decrease in the cost and equity investments relate to investments in LCH.Clearnet and Euroclear owned by Euronext that were de-recognized as part of the de-consolidation of Euronext (Note 13).

13.	Discontinued Operations
On June 24, 2014, the Company sold an aggregate 65.8 million shares of common stock of Euronext, representing 94% of all outstanding shares, in three transactions (Note 1). These transactions generated an aggregate €1.4 billion ($1.9 billion) of net cash proceeds for the Company. The net cash proceeds received includes cash of $220 million distributed from Euronext as part of the separation of Euronext from the Company. Due to the sale of a controlling interest in Euronext, the Company de-consolidated the assets and liabilities of Euronext as of the IPO date. As of September 30, 2014, the Company owns 4.2 million shares of Euronext common stock, representing 6% of all outstanding shares, which are subject to a 180-day lockup period from the IPO date that prohibits the sale of these shares without the prior written consent of a majority of the joint global coordinators that underwrote the IPO.
On June 18, 2014, the Company signed a definitive agreement with SR Labs for the sale of Wombat, a unit of NYSE Technologies, and the transaction closed on July 23, 2014. On June 23, 2014, the Company signed a definitive agreement with ULLINK for the combined sale of NYFIX and Metabit, the remaining businesses of NYSE Technologies, and the transaction closed on September 19, 2014. These agreements complete the Company's previously announced intention to divest non-core NYSE Technologies assets.
The Company has reflected the results of Euronext, NYFIX, Metabit and Wombat as discontinued operations in the accompanying consolidated statements of income for the nine months and three months ended September 30, 2014 and the accompanying consolidated statement of cash flows for the nine months ended September 30, 2014. No comparable data for the prior year periods is presented as the Company did not complete the acquisition of NYSE until November 2013.

The results below include external advisory costs and professional services costs related to the Euronext IPO and sales of NYFIX, Metabit and Wombat of $51 million and $2 million for the nine and three months ended September 30, 2014, respectively, which have been included with acquisition-related transaction and integration costs below from discontinued operations. The results below include deal-related compensation and severance costs related to the Euronext IPO and sales of NYFIX, Metabit and Wombat of $42 million and $5 million for the nine and three months ended September 30, 2014, respectively, which have been included with acquisition-related transaction and integration costs below from discontinued operations. None of the Company’s interest expense has been allocated to the results of the discontinued operations.
The Company used the cash proceeds from the Euronext IPO to repay debt (Note 6). The Company expects to use the net cash proceeds from the sales of NYFIX, Metabit and Wombat to repay debt, invest in growth initiatives, pursue strategic investments and return capital to shareholders via dividends and share repurchases. Results of discontinued operations were as follows for the nine and three months ended September 30, 2014 (in millions):

	Nine Months Ended September 30, 2014	Three Months Ended September 30, 2014
Total revenues, less transaction-based expenses	$347	$18
Operating expenses:
Compensation and benefits	105	5
Technology and communication	31	4
Professional services	31	1
Rent and occupancy	12	—
Acquisition-related transaction and integration costs	103	7
Selling, general, administrative	16	1
Depreciation and amortization	16	—
Total operating expenses	314	18
Operating income	33	—
Other income, net	5	—
Income tax expense	27	10
Income (loss) from discontinued operations, net of tax	$11	$(10)
The total assets and total liabilities of Euronext removed from the Company's consolidated balance sheet as of the June 24, 2014 de-consolidation were $2.9 billion and $1.1 billion, respectively, including $2.3 billion in goodwill and other intangible assets. The $1.8 billion in Euronext net assets removed in the de-consolidation is net of the 6% investment in Euronext held by the Company, valued at $103 million in the accompanying consolidated balance sheet as of September 30, 2014 (Note 12). The total assets and total liabilities of Wombat, NYFIX and Metabit removed from the Company's consolidated balance sheet as of the July 23, 2014 and September 19, 2014 de-consolidations were $199 million and $31 million, respectively, including $145 million in goodwill and other intangible assets. There was no gain or loss recognized on the Euronext IPO and related de-consolidation, or on the sale of the NYSE Technologies companies, as any differences in the carrying value of these net assets was adjusted in the NYSE purchase price allocation (Note 3). The results above are inclusive of $6 million in net gains included in other income, net, which were reclassified from other comprehensive income for Euronext currency translation adjustments and the discontinuance of the Company's net investment hedge.

14.	Condensed Consolidating Financial Statements

In connection with the Company's acquisition of NYSE on November 13, 2013 (Note 3), ICE, Intercontinental Exchange Holdings, Inc. and NYSE established various guarantees to protect against structural subordination of each entities’ existing indebtedness. Each of Intercontinental Exchange Holdings, Inc. and NYSE are wholly-owned subsidiaries of ICE, and each fully and unconditionally guaranteed, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of ICE’s Senior Notes and, following its establishment, the Commercial Paper Program. Similarly, ICE and Intercontinental Exchange Holdings, Inc. each fully and unconditionally guaranteed, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of the NYSE Notes. Finally, ICE and NYSE each fully and unconditionally guaranteed, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of the 2011 Credit Facilities and the 364 Day Facility. All of the guarantees are joint and several with all other guarantees and indebtedness. ICE’s guarantees, as a standalone entity, will remain in place until each applicable debt obligation has been satisfied.

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

The following consolidating financial information sets forth, under the equity method of accounting, the condensed consolidating statements of income and comprehensive income, the condensed consolidating balance sheets, and the condensed consolidating statements of cash flows for (i) ICE (Parent); (ii) NYSE; (iii) the subsidiary non-guarantors; (iv) elimination entries necessary to consolidate each of ICE and NYSE with the non-guarantor subsidiaries; and (v) the Company on a consolidated basis. As discussed in Note 1, ICE was formed on March 6, 2013 for purposes of effecting the acquisition of NYSE. Therefore, the condensed consolidating statements for periods prior thereto reflect how these statements would have been presented had the Company been established for all periods presented. The condensed consolidating financial statements only include activity related to NYSE for the period subsequent to November 13, 2013, the closing date of the NYSE acquisition, for the condensed consolidating statements of income, comprehensive income and cash flows. The condensed consolidating financial information has been retrospectively restated to reflect Intercontinental Exchange Holdings, Inc. no longer being a guarantor of the Senior Notes. The condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements.

Intercontinental Exchange, Inc.
Condensed Consolidating Balance Sheets
As of September 30, 2014
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$12	$—	$626	$—	$638
Intercompany receivable	3,732	—	463	(4,195)	—
Margin deposits and guaranty funds	—	—	46,527	—	46,527
Notes receivable from affiliate, current	—	420	26	(446)	—
Other current assets	51	—	2,213	(51)	2,213
Total current assets	3,795	420	49,855	(4,692)	49,378
Property and equipment, net	—	—	839	—	839
Other non-current assets:
Goodwill and other intangible assets, net	—	—	16,225	—	16,225
Investment in subsidiaries	12,753	8,868	—	(21,621)	—
Notes receivable from affiliate, non-current	—	2,651	1,493	(4,144)	—
Other non-current assets	26	—	818	—	844
Total other non-current assets	12,779	11,519	18,536	(25,765)	17,069
Total assets	$16,574	$11,939	$69,230	$(30,457)	$67,286

Current liabilities:
Short-term debt	$690	$1,199	$—	$—	$1,889
Margin deposits and guaranty funds	—	—	46,527	—	46,527
Intercompany payable	—	1,657	2,538	(4,195)	—
Notes payable to affiliates, current	353	—	93	(446)	—
Other current liabilities	30	—	942	(51)	921
Total current liabilities	1,073	2,856	50,100	(4,692)	49,337
Non-current liabilities:
Long-term debt	1,394	853	—	—	2,247
Notes payable to affiliates, non-current	1,493	—	2,651	(4,144)	—
Other non-current liabilities	—	—	2,915	—	2,915
Total non-current liabilities	2,887	853	5,566	(4,144)	5,162
Total liabilities	3,960	3,709	55,666	(8,836)	54,499
Redeemable non-controlling interest	—	—	144	—	144

Equity:
Retained earnings	3,000	379	781	(1,160)	3,000
Equity from parent	—	8,893	12,291	(21,184)	—
Other shareholders' equity	9,614	(1,042)	319	723	9,614
Total shareholders' equity	12,614	8,230	13,391	(21,621)	12,614
Non-controlling interest in consolidated subsidiaries	—	—	29	—	29
Total equity	12,614	8,230	13,420	(21,621)	12,643
Total liabilities and equity	$16,574	$11,939	$69,230	$(30,457)	$67,286

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

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2014
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing fees, net	$—	$—	$2,190	$—	$2,190
Market data fees	—	—	304	—	304
Listing fees and other revenues	—	—	583	—	583
Intercompany revenues	—	—	5	(5)	—
Total revenues	—	—	3,082	(5)	3,077
Transaction-based expenses	—	—	785	—	785
Total revenues, less transaction-based expenses	—	—	2,297	(5)	2,292
Operating expenses:
Compensation and benefits	1	—	447	—	448
Technology and communication	—	—	136	—	136
Acquisition-related transaction and integration costs	—	9	93	—	102
Selling, general, administrative and other	—	—	314	—	314
Depreciation and amortization	—	—	244	—	244
Intercompany expenses	—	—	5	(5)	—
Total operating expenses	1	9	1,239	(5)	1,244
Operating income (loss)	(1)	(9)	1,058	—	1,048
Total other income (expense), net	(16)	(69)	32	—	(53)
Income (loss) from continuing operations before income taxes	(17)	(78)	1,090	—	995
Income tax expense (benefit)	(6)	—	290	—	284
Equity earnings from subsidiaries	704	457	—	(1,161)	—
Income from continuing operations	693	379	800	(1,161)	711
Income from discontinued operations, net of tax	—	—	11	—	11
Net income	$693	$379	$811	$(1,161)	$722
Net income attributable to non-controlling interest	—	—	(29)	—	(29)
Net income attributable to ICE	$693	$379	$782	$(1,161)	$693

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Comprehensive Income
Nine Months Ended September 30, 2014
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income	$693	$379	$811	$(1,161)	$722
Other comprehensive income (loss):
Foreign currency translation adjustments	—	1	(195)	—	(194)
Change in fair value of available-for-sale-securities	—	—	58	—	58
Change in fair value of net investment hedge	—	—	21	—	21
Total other comprehensive income (loss)	—	1	(116)	—	(115)
Comprehensive income of subsidiaries	1,046	331	—	(1,377)	—
Comprehensive income	1,739	711	695	(2,538)	607
Comprehensive income attributable to non-controlling interests	—	—	(29)	—	(29)
Comprehensive income attributable to ICE	$1,739	$711	$666	$(2,538)	$578

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Three Months Ended September 30, 2014
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing fees, net	$—	$—	$708	$—	$708
Market data fees	—	—	105	—	105
Listing fees and other revenues	—	—	193	—	193
Intercompany revenues	—	—	1	(1)	—
Total revenues	—	—	1,007	(1)	1,006
Transaction-based expenses	—	—	261	—	261
Total revenues, less transaction-based expenses	—	—	746	(1)	745
Operating expenses:
Compensation and benefits	—	—	144	—	144
Technology and communication	—	—	46	—	46
Acquisition-related transaction and integration costs	—	5	35	—	40
Selling, general, administrative and other	—	—	102	—	102
Depreciation and amortization	—	—	83	—	83
Intercompany expenses	—	—	1	(1)	—
Total operating expenses	—	5	411	(1)	415
Operating income (loss)	—	(5)	335	—	330
Total other income (expense), net	8	(41)	16	—	(17)
Income (loss) from continuing operations before income taxes	8	(46)	351	—	313
Income tax expense (benefit)	8	—	82	—	90
Equity earnings from subsidiaries	206	81	—	(287)	—
Income from continuing operations	206	35	269	(287)	223
Loss from discontinued operations, net of tax	—	—	(10)	—	(10)
Net income	$206	$35	$259	$(287)	$213
Net income attributable to non-controlling interest	—	—	(7)	—	(7)
Net income attributable to ICE	$206	$35	$252	$(287)	$206

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Comprehensive Income
Three Months Ended September 30, 2014
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income	$206	$35	$259	$(287)	$213
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(278)	—	(278)
Change in fair value of available-for-sale-securities	—	—	(60)	—	(60)
Total other comprehensive loss	—	—	(338)	—	(338)
Comprehensive income of subsidiaries	(51)	(100)	—	151	—
Comprehensive income (loss)	155	(65)	(79)	(136)	(125)
Comprehensive income attributable to non-controlling interests	—	—	(7)	—	(7)
Comprehensive income (loss) attributable to ICE	$155	$(65)	$(86)	$(136)	$(132)

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2013
(In millions)

	ICE (Parent)	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing fees, net	$—	$899	$—	$899
Market data fees	—	121	—	121
Other revenues	—	42	—	42
Intercompany revenues	—	—	—	—
Total revenues	—	1,062	—	1,062
Transaction-based expenses	—	—	—	—
Total revenues, less transaction-based expenses	—	1,062	—	1,062
Operating expenses:
Compensation and benefits	—	193	—	193
Technology and communication	—	36	—	36
Acquisition-related transaction costs	—	32	—	32
Selling, general, administrative and other	—	74	—	74
Depreciation and amortization	—	100	—	100
Intercompany expenses	—	—	—	—
Total operating expenses	—	435	—	435
Operating income	—	627	—	627
Total other expense, net	—	(26)	—	(26)
Income from continuing operations before income taxes	—	601	—	601
Income tax expense	—	161	—	161
Equity earnings from subsidiaries	430	—	(430)	—
Income from continuing operations	430	440	(430)	440
Income from discontinued operations, net of tax	—	—	—	—
Net income	$430	$440	$(430)	$440
Net income attributable to non-controlling interest	—	(10)	—	(10)
Net income attributable to ICE	$430	$430	$(430)	$430

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Comprehensive Income
Nine Months Ended September 30, 2013
(In millions)

	ICE (Parent)	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income	$430	440	$(430)	$440
Other comprehensive loss:
Foreign currency translation adjustments	—	(4)	—	(4)
Change in fair value of available-for-sale-securities	—	(61)	—	(61)
Total other comprehensive loss	—	(65)	—	(65)
Comprehensive income of subsidiaries	365	—	(365)	—
Comprehensive income	795	375	(795)	375
Comprehensive income attributable to non-controlling interests	—	(10)	—	(10)
Comprehensive income attributable to ICE	$795	365	$(795)	$365

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Three Months Ended September 30, 2013
(In millions)

	ICE (Parent)	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing fees, net	$—	$280	$—	$280
Market data fees	—	40	—	40
Other revenues	—	18	—	18
Intercompany revenues	—	—	—	—
Total revenues	—	338	—	338
Transaction-based expenses	—	—	—	—
Total revenues, less transaction-based expenses	—	338	—	338
Operating expenses:
Compensation and benefits	—	60	—	60
Technology and communication	—	13	—	13
Acquisition-related transaction costs	—	6	—	6
Selling, general, administrative and other	—	22	—	22
Depreciation and amortization	—	35	—	35
Intercompany expenses	—	—	—	—
Total operating expenses	—	136	—	136
Operating income	—	202	—	202
Total other expense, net	—	(9)	—	(9)
Income from continuing operations before income taxes	—	193	—	193
Income tax expense	—	48	—	48
Equity earnings from subsidiaries	141	—	(141)	—
Income from continuing operations	141	145	(141)	145
Income from discontinued operations, net of tax	—	—	—	—
Net income	$141	$145	$(141)	$145
Net income attributable to non-controlling interest	—	(4)	—	(4)
Net income attributable to ICE	$141	$141	$(141)	$141

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Comprehensive Income
Three Months Ended September 30, 2013
(In millions)

	ICE (Parent)	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income	$141	$145	$(141)	$145
Other comprehensive income:
Foreign currency translation adjustments	—	40	—	40
Change in fair value of available-for-sale-securities	—	1	—	1
Total other comprehensive loss	—	41	—	41
Comprehensive income of subsidiaries	182	—	(182)	—
Comprehensive income	323	186	(323)	186
Comprehensive income attributable to non-controlling interests	—	(4)	—	(4)
Comprehensive income attributable to ICE	$323	$182	$(323)	$182

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2014
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net cash provided by operating activities from continuing operations	$176	$347	$484	$(85)	$922
Investing activities:
Increase in restricted cash	—	—	(105)	—	(105)
Cash paid for acquisitions, net of cash acquired	—	—	(150)	—	(150)
Loans to subsidiaries and parent	—	(108)	(698)	806	—
Proceeds from sale of Euronext and sales of NYSE Technologies businesses	—	—	2,155	—	2,155
Proceeds of available-for-sale investments, net	—	—	(1,250)	—	(1,250)
Capital expenditures, capitalized software development costs and other	—	—	(161)	—	(161)
Net cash provided by (used in) investing activities from continuing operations	—	(108)	(209)	806	489
Financing activities:
Repayments of debt facilities and issuance costs for debt facilities	(400)	—	(368)	—	(768)
Intercompany borrowing	937	(239)	108	(806)	—
Dividends to shareholders	(225)	—	—	—	(225)
Intercompany dividends	—	—	(85)	85	—
Repurchase of common stock	(448)	—	—	—	(448)
Other financing activities	(30)	—	(147)	—	(177)
Net cash used in financing activities from continuing operations	(166)	(239)	(492)	(721)	(1,618)
Cash and cash equivalents from discontinued operations	—	—	(114)	—	(114)
Effect of exchange rates on cash and cash equivalents	—	—	(2)	—	(2)
Net increase (decrease) in cash and cash equivalents	10	—	(333)	—	(323)
Cash and cash equivalents, beginning of period	2	—	959	—	961
Cash and cash equivalents, end of period	$12	$—	$626	$—	$638

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2013
(In millions)

	ICE (Parent)	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net cash provided by operating activities	$8	$554	$—	$562
Cash flows from investing activities:
Increase in restricted cash	—	(69)	—	(69)
Cash paid for acquisitions, net of cash acquired	—	(49)	—	(49)
Purchase of available-for-sale investments	—	(37)	—	(37)
Capital expenditures and capitalized software development costs	—	(104)	—	(104)
Net cash used in investing activities	—	(259)	—	(259)
Cash flows from financing activities:
Repayments of debt facilities	—	(342)	—	(342)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(24)	—	—	(24)
Other financing activities	16	(26)	—	(10)
Net cash used in financing activities	(8)	(368)	—	(376)
Effect of exchange rates on cash and cash equivalents	—	(2)	—	(2)
Net decrease in cash and cash equivalents	—	(75)	—	(75)
Cash and cash equivalents, beginning of period	—	1,612	—	1,612
Cash and cash equivalents, end of period	$—	$1,537	$—	$1,537

15.	Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the nine and three months ended September 30, 2014 and 2013 (in millions, except per share amounts):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Income from continuing operations	$711	$440	$223	$145
Net income from continuing operations attributable to non-controlling interest	(29)	(10)	(7)	(4)
Net income from continuing operations attributable to ICE	682	430	216	141
Net income (loss) from discontinued operations attributable to ICE	11	—	(10)	—
Net income attributable to ICE	$693	$430	$206	$141

Basic earnings (loss) per share attributable to ICE common shareholders:
Continuing operations	$5.96	$5.91	$1.90	$1.94
Discontinued operations	0.09	—	(0.09)	—
Basic earnings per share	$6.05	$5.91	$1.81	$1.94
Basic weighted average common shares outstanding	115	73	114	73

Diluted earnings (loss) per share attributable to ICE common shareholders:
Continuing operations	$5.93	$5.86	$1.89	$1.92
Discontinued operations	0.09	—	(0.09)	—
Diluted earnings per share	$6.02	$5.86	$1.80	$1.92
Diluted weighted average common shares outstanding	115	73	114	74

Basic weighted average common shares outstanding	115	73	114	73
Effect of dilutive securities - stock options and restricted stock	—	—	—	1
Diluted weighted average common shares outstanding	115	73	114	74
Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. The weighted average common shares outstanding during the nine months ended September 30, 2014 increased from the prior period primarily due to the 42.4 million shares of the Company's common stock issued to NYSE stockholders in connection with the acquisition on November 13, 2013. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. During the nine months ended September 30, 2014 and 2013, 157,000 and 8,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect because the outstanding stock option exercise prices were greater than the average market price of the common shares during the relevant periods. Certain figures in the table above may not recalculate due to rounding.

16.	Subsequent Events
The Company has evaluated subsequent events and determined that no events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements except those events disclosed in Notes 3, 6 and 7.

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
Forward-looking statements and other risks and factors that may affect our performance include, but are not limited to: our business environment and trends in our industry; general economic conditions and conditions in global financial markets; volatility in commodity prices, equity prices, and price volatility of financial benchmarks and instruments such as interest rates, credit spreads, equity indexes and foreign exchange rates; changes in domestic and foreign laws, regulations, rules or government policy with respect to financial markets, or our business generally, including changes, increased regulatory scrutiny or enforcement actions; increasing competition and consolidation in our industry; our ability to identify and effectively pursue acquisitions and strategic alliances and successfully integrate the companies we acquire; our ability to realize the anticipated synergies and benefits of the NYSE acquisition within the expected time frame, and integrate NYSE’s operations with our business; the success of our clearing houses and our ability to minimize the risks associated with operating multiple clearing houses in multiple jurisdictions; technological developments, including ensuring that the technology we utilize is not vulnerable to security risks; the accuracy of our cost estimates and expectations; our belief that cash flows from operations will be sufficient to service our current levels of debt and fund our working capital needs and capital expenditures for the foreseeable future; our ability, on a timely and cost-effective basis, to offer additional products and services, leverage our risk management capabilities and enhance our technology; maintaining existing market participants and attracting new ones; protecting our intellectual property rights; not violating the intellectual property rights of others; our ability to identify trends and adjust our business to respond to such trends; potential adverse adverse results of litigation and regulatory actions and proceedings; and our belief in our electronic platform and disaster recovery system technologies. We caution you not to place undue reliance on these forward-looking statements as they speak only as of the date on which such statements were made, and we undertake no obligation to update any forward-looking statement or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all factors that may affect our business and prospects. Further, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
In this Quarterly Report on Form 10-Q, unless otherwise indicated, the terms “Intercontinental Exchange”, “ICE”, “we”, “us”, “our”, “our company” and “our business” refer to Intercontinental Exchange, Inc., together with its consolidated subsidiaries. Due to rounding, figures may not sum exactly.
Overview
We are a leading global operator of regulated exchanges and clearing houses for financial and commodity markets. Through our subsidiaries, we currently operate 11 global exchanges and five central clearing houses. We operate global marketplaces for trading and clearing a broad array of securities and derivatives contracts across major asset classes, including interest rates, equity derivatives, credit derivatives, bonds, currency, and commodities. We are also a global markets operator and provider of securities listing, trading, market data products, benchmark, and technology services.
Recent Developments
NYSE Acquisition and Related Transactions
On November 13, 2013, we completed our acquisition of 100% of NYSE for $11.1 billion, comprised of cash consideration of $2.7 billion and 42.4 million shares of our common stock, and their results are included in our consolidated results effective from the acquisition date. Refer to note 3 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q, for more information on this acquisition.
Initial Public Offering of Euronext
On June 24, 2014, we sold 65.8 million shares of common stock of Euronext, representing 94% of all outstanding shares, in three transactions. The transactions included our sale of 42.2 million shares of Euronext common stock in an initial public offering, or IPO, at €20 per share, 23.4 million shares of Euronext common stock to a group of European institutional investors at €19.20 per share and 0.2 million shares of Euronext common stock to eligible Euronext employees at €16 per share. These transactions generated an aggregate €1.4 billion ($1.9 billion) of net cash proceeds. The net cash proceeds received included cash of $220 million distributed from Euronext as part of the separation of Euronext from our remaining businesses. Euronext is comprised of the European-based exchanges acquired by us as part of the NYSE acquisition completed in November 2013. Due to the sale of a controlling interest in Euronext, we de-consolidated the assets and liabilities of Euronext as of the IPO date and included the financial results of Euronext in discontinued operations in the consolidated financial statements. See "- Discontinued Operations" below. As of September 30, 2014, we own 4.2 million shares of Euronext common stock, representing 6% of all outstanding shares, which are subject to a 180-day lockup period from the IPO date that prohibits the sale of these shares without the prior written consent of the joint global coordinators that underwrote the IPO. We used the cash proceeds from the sale of Euronext shares to repay debt. See "- Debt" below. Also, refer to note 13 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q, for more information on the IPO of Euronext and the presentation of the results as discontinued operations.
In connection with the separation of Euronext from ICE, Euronext and ICE entered into a series of services agreements and related agreements, or SLAs, to ensure that Euronext and ICE (including Liffe) have continuity in operating their respective businesses through the separation. The majority of the SLAs are in place through the end of 2014 and provide for, among other things, Euronext operational support and transition services to be provided to Liffe until its transition to ICE Futures Europe and the ICE platform is completed at the end of 2014.
NYSE Technologies Divestitures
NYSE operated a commercial technology business, NYSE Technologies, which offered transaction, data and infrastructure services, and managed solutions for market participants. On June 18, 2014, we signed a definitive agreement with SR Labs for the sale of Wombat, a unit of NYSE Technologies, and the transaction closed on July 23, 2014. On June 23, 2014, we signed a definitive agreement with ULLINK for the combined sale of NYFIX and Metabit, both businesses of NYSE Technologies, and the transaction closed on September 19, 2014. These agreements complete our previously announced intention to divest non-core NYSE Technologies assets.
The results of NYFIX, Metabit and Wombat are reflected as discontinued operations in the consolidated financial statements. See "- Discontinued Operations" below. We expect to use the net cash proceeds from the sales to repay debt, invest in growth initiatives, pursue strategic investments and return capital to shareholders via dividends and share repurchases. See "- Debt" below. Also, refer to note 13 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q, for more information on the sales and the presentation of the results as discontinued operations.
Liffe transition to ICE Futures Europe
We have successfully transitioned many of the Liffe soft commodity and interest rate futures and options contracts to ICE Futures Europe. These products are now listed on ICE Futures Europe via the ICE trading platform, which also lists the ICE Futures U.S. soft commodity futures and options contracts. The remaining Liffe products, including equity derivatives futures and options contracts, are expected to transition to ICE Futures Europe by the end of November 2014.
The clearing transition of the Liffe products to ICE Clear Europe was completed in July 2013, and all Liffe commodity, interest rate and equity derivatives contracts will continue to be cleared at ICE Clear Europe. The transition of Liffe U.S. to ICE's futures markets was completed in June 2014.
The ICE trading platform features leading-edge technology and functionality, including trading applications such as the WebICE front end, ICE mobile, ICE Chat and ICE Options Analytics. The transition of Liffe contracts to the ICE platform provides for the retention of a pro-rata, allocation-based matching algorithm for the Liffe interest rate futures markets and enhanced wash trade prevention protections, including ICE’s self-trade prevention functionality. The ICE platform also features improved pre-trade risk management technology, interval price limit circuit breakers and sophisticated messaging policies to maintain efficient, orderly and reliable markets.
SMX Acquisition
On February 3, 2014, we acquired 100% of the outstanding common stock of Singapore Mercantile Exchange Pte. Ltd., or SMX. The acquisition included Singapore Mercantile Exchange Clearing Corporation Pte. Ltd., or SMXCC, a wholly-owned subsidiary of SMX which was the clearing house for all SMX trades. SMX operated futures markets in Singapore across metals, currencies, energy and agricultural commodities, and SMXCC cleared the contracts executed on SMX. SMX and SMXCC retain licenses to operate as an approved exchange and an approved clearing house, regulated by the Monetary Authority of Singapore. These licenses provided us with exchange and clearing licenses in Asia. The exchange and clearing infrastructures are expected to transition to the ICE trading and clearing platforms in the first quarter of 2015. As a result, a period of business transition is currently underway and the exchange and clearing house have been temporarily closed. SMX and SMXCC have been renamed ICE Futures Singapore and

ICE Clear Singapore, respectively. Refer to note 3 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q, for more information on this acquisition.
SuperDerivatives Acquisition
On September 5, 2014, we entered into a definitive agreement to acquire 100% of the outstanding common stock of SuperDerivatives, Inc., or SuperDerivatives, a leading provider of risk management analytics, financial market data and valuation services. The acquisition closed on October 7, 2014. The acquisition is intended to accelerate our multi-asset class clearing, risk management and market data strategy. We paid $350 million in cash to acquire SuperDerivatives.
Founded in 2000, SuperDerivatives provides risk management analytics and systems across all asset classes, including interest rates, foreign exchange, credit, equities, energy and commodities to customers including banks, asset managers, corporations, central banks, auditors and brokers. Key risk management and data products and services include independent valuation services, market data for mark-to-market, multi-asset derivatives front office and risk systems and a multi-asset over-the-counter execution platform. SuperDerivatives' DGX front-end data system is a web-based platform that delivers analytics, data, news and chat with video in a cost-efficient manner.
Pending Holland Clearing House Acquisition
On September 10, 2014, we entered into a definitive agreement to acquire 75% of the outstanding common stock of Holland Clearing House N.V., or HCH, a continental European clearing house, to support our comprehensive clearing strategy for financial products. ABN AMRO Clearing Bank N.V. will retain the remaining 25% minority interest in HCH. Completion of the transaction is subject to regulatory approval and other customary closing conditions. The transaction is expected to close in the fourth quarter of 2014.
HCH is a continental European derivatives clearing house based in Amsterdam and is the clearing house for The Order Machine, or TOM, a multi-lateral trading facility for equity options. HCH is regulated and supervised in the Netherlands by the Authority For the Financial Markets and the Dutch Central Bank.
ICE Benchmark Administration - LIBOR and ISDAFIX
In September 2012, the Wheatley Review, an independent UK-based review of the setting and usage of the London Interbank Offered Rate, or LIBOR, identified the need for a new independent administrator for LIBOR. Following a selection process by the Hogg Tendering Advisory Committee, which was an independent committee established to recommend a new administrator for LIBOR, ICE Benchmark Administration, or IBA, a wholly-owned subsidiary of ICE, was recommended as the administrator for LIBOR in July 2013. In February 2014, IBA was authorized by the U.K.’s Financial Conduct Authority to commence administration of LIBOR as an independent and regulated benchmark administrator. Since authorization, IBA has been working with global industry associations, stakeholders and regulators to transition LIBOR and improve the integrity and transparency of the benchmark. IBA has established a robust oversight and governance framework, in addition to developing surveillance technology and analytical tools to operate the benchmark setting process.
On April 30, 2014, IBA was appointed as the new administrator of ISDAFIX by the International Swaps and Derivatives Association, or ISDA, and formally commenced its role as the administrator on August 1, 2014. The ISDAFIX benchmark represents the average mid-market swap rate for four major currencies: Euro (EUR), British pound (GBP), Swiss franc (CHF) and U.S. dollar (USD), at selected maturities on a daily basis. Market participants use the rate to price and settle swap contracts and as a reference rate for floating rate bonds.
The initial IBA calculation methodology continues the polled submission model, where contributing banks submit mid-point prices to the administrator. The assumption of administration by IBA is the first step towards migrating to a new market-based methodology of tradable quotes. This move will be made possible by the introduction of electronic markets for interest rate swaps and is designed to align the ISDAFIX benchmark with the principles for financial benchmarks published by the International Organization of Securities Commissions, or IOSCO, in 2013, which were subsequently endorsed by the G20 and by the Financial Stability Board.
IBA has entered into agreements with ISDA in relation to the transfer, administration and calculation of the ISDAFIX benchmark in various currencies and the licensing of related intellectual property to IBA. IBA's responsibilities for ISDAFIX will include governance of all ISDAFIX administrative processes including oversight and decisions of methodology, systems and controls relating to the benchmark. IBA aims to transition the EUR, GBP and USD ISDAFIX benchmarks to a tradable quote methodology in the fourth quarter of 2014 and first quarter of 2015. Similar to the risks associated with moving LIBOR to IBA, there are risks associated with the transition and operation of the ISDAFIX benchmark, including operational risks and reputational harm.
Regulation Update
Our markets are primarily subject to the jurisdiction of regulatory agencies in the United States, Europe, Singapore and Canada. In 2009, during the Pittsburgh summit, the G20 nations came to a mutual agreement on global financial market reform. Since that agreement, various domestic and foreign governments have undertaken reviews of the existing legal framework governing financial markets and have either passed new laws and regulations, or are in the process of debating and/or enacting new laws and regulations that apply to our business and to our customers' business.
The European Union, or EU, has adopted legislation on over-the counter, or OTC, and exchange-traded derivatives, clearing houses and trade repositories commonly known as the European Market Infrastructure Regulation, or EMIR. EMIR requires, among other things, all derivatives trades to be reported to trade repositories, clearing of standardized OTC derivative contracts and more stringent prudential, operational and business requirements for clearing houses. EMIR also requires clearing houses to require enough margin to cover an exchange traded derivatives (futures) position for two days, an increase over the present margining methodology. The increased margin requirements for market participants could make trading of cleared derivative contracts in Europe more expensive for market participants, which may cause clients to prefer our clearing operations that are based in other jurisdictions and require us to restructure certain aspects of our business. ICE Clear Europe is in the process of being authorized as a recognized EMIR Central Counterparty, or CCP.
Under EMIR, foreign domiciled CCPs must be recognized by the European Securities and Markets Authority, or ESMA, to conduct business in Europe. ICE Clear U.S., ICE Clear Credit and ICE Clear Canada have made applications to ESMA to become recognized as EMIR third country CCPs and ESMA has deemed those applications complete. However, ESMA's recognition of ICE Clear U.S., ICE Clear Credit and ICE Clear Canada as third country CCPs is dependent upon an equivalence decision by the European Commission that each clearing house's home country regulatory framework is equivalent to the regulatory framework of the EU. In its September 1, 2013 recommendation on CCP equivalence to the European Commission, ESMA advised the European Commission that the U.S.’s regulatory system for CCPs is not equivalent to the European regulatory system. The European Commission and the U.S. Commodity Futures Trading Commission, or CFTC, remain in active dialog regarding the issue of equivalence and a final decision is anticipated in the fourth quarter of 2014. Failure by the European Commission to find the United States or Canada equivalent would result in higher capital charges for European clearing firms accessing U.S. or Canadian CCPs and could cause those clearing firms to exit the U.S. and/or Canadian markets.
The EU has adopted the Markets in Financial Instruments Directive II, or MiFID II, which is designed to increase European regulation of trading in financial instruments. MiFID II will require derivatives that are sufficiently liquid to be traded on a multilateral trading facility or an organized trading facility. The legislation also institutes a position limit regime for commodity derivatives, which will be set by the national regulators pursuant to a methodology established by ESMA. The agreement also includes an access provision for non-discriminatory access to execution and clearing venues. The specific conditions for this are expected to be established at the rule making stage by ESMA during 2014. In addition, the legislation requires non-discriminatory access to benchmarks (a benchmark is an index or other measure used to determine the value of a financial instrument, for example, LIBOR or the FTSE) used in the EU. Non-discriminatory access is expected to take effect between 2017 and 2019 based on current implementation timelines that have been provided.
In November 2013, the CFTC proposed new rules placing position limits on 28 energy, metals and agricultural contracts. ICE Futures U.S. has spot month position limits for its energy, agricultural, metals and certain financial products and also has single month and all month limits for certain agricultural, metals and financial contracts. If finalized, the new rules will place federal all month and spot month limits on these 28 contracts, and the limits will be aggregated across all U.S. exchanges and the OTC swaps markets. Key contracts included in the rule will be the Henry Hub natural gas contract and the ICE WTI crude oil contract. The new rules propose that financially settled contracts will maintain a position limit five times the limit for physically settled futures contracts.
The Securities and Exchange Commission, or SEC, is reviewing the structure of equity markets through developing data driven research and testing certain hypotheses through the use of pilot programs. In August 2014, the National Securities Exchanges and FINRA submitted a pilot proposal that the SEC will publish for public comment and the Chair of the SEC has advocated for market structure changes with a near-term focus on transparency of activity occurring on dark trading centers. The SEC has also announced its intentions of moving forward with remaining swap rules, including swap data reporting, by the end of 2014. The SEC is also expected to approve final rules adopting Regulation System Compliance and Integrity, or Regulation SCI, which will impose new requirements on exchanges and other market participants with regard to the security and robustness of their systems.
For additional information regarding the regulations and regulatory environment affecting our business, see Item 1 “Business - Regulation” and Item 1(A) “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013, or our 2013 Form 10-K, as filed with the SEC on February 14, 2014.
Consolidated Financial Highlights
The following summarizes our results and significant changes in our consolidated financial performance for the periods presented (in millions, except percentages and per share amounts):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Total revenues, less transaction-based expenses	$2,292	$1,062	116%	$745	$338	121%
Total operating expenses	$1,244	$435	186%	$415	$136	206%
Adjusted operating expenses(1)	$1,146	$397	189%	$377	$131	189%
Operating income	$1,048	$627	67%	$330	$202	63%
Adjusted operating income(1)	$1,146	$665	72%	$368	$207	77%
Operating margin	46%	59%	(13 pts)	44%	60%	(16 pts)
Adjusted operating margin(1)	50%	63%	(13 pts)	49%	61%	(12 pts)
Other expense, net	$53	$26	100%	$17	$9	72%
Income tax expense	$284	$161	77%	$90	$48	89%
Effective tax rate	29%	27%	2 pts	29%	25%	4 pts
Income from continuing operations	$711	$440	62%	$223	$145	54%
Income (loss) from discontinued operations, net of tax	$11	$—	n/a	$(10)	$—	n/a
Net income attributable to ICE	$693	$430	61%	$206	$141	46%
Adjusted net income attributable to ICE(1)	$763	$454	68%	$235	$144	63%
Diluted earnings per share attributable to ICE common shareholders	$6.02	$5.86	3%	$1.80	$1.92	(6)%
Adjusted diluted earnings per share attributable to ICE common shareholders(1)	$6.62	$6.19	7%	$2.06	$1.97	5%
Cash flows from operating activities of continuing operations	$922	$562	64%

(1) The adjusted numbers in the table above are calculated by excluding items that are not reflective of our core business performance, net of taxes, as applicable. See “- Non-U.S. GAAP Financial Measures” below.

•
Total revenues, less transaction-based expenses, increased $1.23 billion and $407 million for the nine and three months ended September 30, 2014, respectively, from the comparable periods in 2013, primarily due to $1.28 billion and $403 million in revenues, less transaction-based expenses, recognized relating to the inclusion of NYSE for the nine and three months ended September 30, 2014 (subsequent to its acquisition on November 13, 2013). The NYSE increases for the nine months ended September 30, 2014 were partially offset by decreases in certain energy futures and options transaction and clearing revenues compared to the prior year period. See “- Consolidated Revenues” below. Total revenues, less transaction-based expenses, exclude Euronext and NYSE Technologies revenues which are included in income from discontinued operations discussed below.

•
Total operating expenses increased $739 million and $245 million for the nine and three months ended September 30, 2014, respectively, from the comparable periods in 2013 (excluding the acquisition-related transaction and integration costs), primarily due to $696 million and $220 million in expenses recognized relating to the inclusion of NYSE for the nine and three months ended September 30, 2014, respectively. Acquisition-related transaction and integration costs increased $70 million and $34 million for the nine and three months ended September 30, 2014, respectively, from the comparable periods in 2013, to $102 million and $40 million for the nine and three months ended September 30, 2014, respectively, primarily related to our integration of NYSE. See “- Operating Expenses” below. Total operating expenses exclude Euronext and NYSE Technologies operating expenses which are included in income from discontinued operations discussed below.

•
Other expense, net, increased for the nine and three months ended September 30, 2014, from the comparable periods in 2013, primarily due to an increase in our interest expense resulting from an increase in our total debt outstanding, partially offset by an increase in dividend income received relating to our investment in Cetip. See “- Non-Operating Income (Expenses)” below.

•
Income from discontinued operations, net of tax, for the nine months and three months ended September 30, 2014 includes the results of Euronext and NYSE Technologies. See “- Discontinued Operations” below.

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

changing technology in the financial services industry; and, legislative and regulatory changes among other factors. In particular, in recent years, the business environment has been characterized by increasing competition among global markets for trading volumes and listings; the globalization of exchanges, customers and competitors; market participants’ demand for speed, capacity and reliability, which requires continuing investment in technology; and, increasing competition for market data revenues. Price volatility increases the need to hedge risk and creates demand between market participants for the exchange of risk. Market liquidity is one of the primary market attributes for attracting and maintaining customers and is an important indicator of a market’s strength. The maintenance and growth of our revenues could also be impacted if we face increased pressure on pricing. Changes in these and other factors could cause our revenues to fluctuate from period to period and these fluctuations may affect the reliability of period to period comparisons of our revenues and operating results. For additional information regarding the factors that affect our results of operations, see Item 1(A) "Risk Factors" included in our 2013 Form 10-K as filed with the SEC on February 14, 2014.
Segment Reporting
We previously operated as a single reportable business segment as of December 31, 2013, the ICE segment. As of March 31, 2014, we operated as two business segments, the ICE segment and the Euronext segment, which was reflective of how our chief operating decision maker reviewed and operated the business. Following the IPO and de-consolidation of Euronext in June 2014, we reverted to one business segment as this is reflective of how our chief operating decision maker reviewed and operated the business as of June 30, 2014 and September 30, 2014.
Consolidated Revenues
Total revenues, less transaction-based expenses, exclude Euronext and NYSE Technologies revenues, which are included in income from discontinued operations. See "- Discontinued Operations" below. The following table presents our consolidated revenues, less transaction-based expenses, from continuing operations (in millions, except for percentages):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Revenues:
Natural gas futures and options contracts	$141	$155	(9)%	$44	$44	(1)%
Brent crude futures and options contracts	166	178	(7)	62	58	7
Gasoil futures and options contracts	61	75	(18)	20	24	(19)
Other oil futures and options contracts	70	75	(6)	25	25	1
Power futures and options contracts	57	56	2	18	17	8
Emissions and other energy futures and options contracts	54	53	2	15	15	2
Sugar futures and options contracts	79	72	9	26	23	9
Other agricultural and metals futures and options contracts	73	62	20	22	16	39
Interest rates futures and options contracts	215	—	n/a	60	—	n/a
Other financial futures and options contracts	90	29	205	28	9	212
Credit default swaps	122	111	10	38	38	—
U.S. cash equities and U.S. equity options	1,023	—	n/a	339	—	n/a
Other	39	33	14	11	11	13
Transaction and clearing fees, net	2,190	899	144	708	280	153
Market data fees	304	121	150	105	40	162
Listing fees	251	—	n/a	86	—	n/a
Other revenues	332	42	696	107	18	498
Total revenues	3,077	1,062	190	1,006	338	198
Transaction-based expenses	785	—	n/a	261	—	n/a
Total revenues, less transaction-based expenses	$2,292	$1,062	116%	$745	$338	121%
Transaction and Clearing Fees, net
Our transaction and clearing fees are reported on a net basis, except for the transaction-based expenses discussed below, and consist of fees collected from our derivatives trading and clearing and, subsequent to our acquisition of NYSE on November 13, 2013, from our U.S. cash trading and U.S. equity options businesses. In our derivatives markets, we earn transaction and clearing fees from both counterparties to each contract that is traded and/or cleared. Revenues for per-contract fees are driven by the number of trades executed and fees charged per contract. The amount of our per-contract transaction and clearing fees will depend upon many factors, including, but not limited to, market conditions, transaction and clearing volume, pricing and new product introductions.

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
Our U.S. cash markets pay fees to the SEC pursuant to Section 31 of the Exchange Act of 1934. These Section 31 fees are designed to recover the government's costs of supervising and regulating the securities markets and securities professionals. We, in turn, collect activity assessment fees, which are included in transaction and clearing fees in our consolidated statements of income, from member organizations clearing or settling trades on the U.S. securities exchanges and recognize these amounts when invoiced. The activity assessment fees are designed so that they are equal to the Section 31 fees (the Section 31 fees are included in transaction-based expenses in our consolidated statements of income). As a result, activity assessment fees and Section 31 fees do not have an impact on our net income. Activity assessment fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semi-annually and recorded as an accrued liability until paid. As of September 30, 2014, the accrued liability related to the un-remitted SEC Section 31 fees was $29 million, and was included in other current liabilities in our consolidated balance sheet.
Energy futures and options volumes and related revenues have generally declined for the nine months ended September 30, 2014, and to a lesser extent, for the three months ended September 30, 2014, from the comparable periods in 2013. The energy contracts include Gasoil and North American natural gas, and for the year to date period comparison, Brent crude and other oil futures and options contracts. Energy volumes declined on multi-year lows for intraday price volatility across the markets for global oil and North American natural gas, among others. In addition, moderate commodity demand due to muted economic growth, regulatory uncertainty and strong natural gas supply reduced the demand for trading and hedging.
Natural gas futures and options volumes declined 26% and 19% for the nine and three months ended September 30, 2014, respectively, from the comparable periods in 2013, while corresponding revenues decreased 9% and 1% for the nine and three months ended September 30, 2014, respectively, from the comparable periods in 2013. The relatively lower decrease in revenues, compared to the volume decrease, was driven by growth in our European natural gas volumes year over year, which has a higher rate per contact, as compared to the North American natural gas contract, whose volume decreased significantly year over year.
In our derivatives markets, our benchmark Brent crude futures contract is relied upon by a broad range of global market participants, including oil producing nations and multinational companies, to price and hedge their crude oil production and consumption. Brent futures and options volumes declined 3% and increased 8% for the nine and three months ended September 30, 2014, respectively, from the comparable periods in 2013. Based on traded volume in our Brent and WTI crude futures contracts, we had 55% market share of the global crude futures contracts trading for both the nine months ended September 30, 2014 and 2013 and 55% and 54% market share of the global crude futures contracts trading for the three months ended September 30, 2014 and 2013, respectively. Gasoil (a key refined oil products benchmark in Europe and Asia) volume declined 21% and 22% for the nine and three months ended September 30, 2014, respectively, from the comparable periods in 2013.
Power futures and options volumes decreased 13% and 12% for the nine and three months ended September 30, 2014, respectively, from the comparable periods in 2013, while corresponding revenues increased 2% and 8% for the nine and three months ended September 30, 2014, respectively, from the comparable periods in 2013. The increase in revenues, compared to the volume decreases, were driven by growth in our European power volumes year over year, which has a higher rate per contact, as compared to the North American power contract, whose volume decreased significantly year over year. In April 2014, the power contract size convention was amended to convert from smaller megawatt hours contracts to a large fixed megawatt contract, and the prior year comparisons have been restated to reflect the conversion.
Credit default swap, or CDS, trade execution revenues at Creditex and ICE Swap Trade were $50 million and $52 million for the nine months ended September 30, 2014 and 2013, respectively, and $15 million and $16 million for the three months ended September 30, 2014 and 2013, respectively. The notional value of the underlying CDS traded was $793 billion and $702 billion for the nine months ended September 30, 2014 and 2013, respectively, and $230 billion and $221 billion for the three months ended September 30, 2014 and 2013, respectively.
Total CDS clearing revenues at ICE Clear Credit and ICE Clear Europe were $72 million and $60 million for the nine months ended September 30, 2014 and 2013, respectively, and $23 million and $22 million for the three months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014 and 2013, ICE Clear Credit and ICE Clear Europe cleared

$9.6 trillion and $8.2 trillion respectively, of CDS notional value and during the three months ended September 30, 2014 and 2013, cleared $3.1 trillion and $2.5 trillion, respectively, of CDS notional value. CDS clearing activity by investment funds, asset managers, and other buy side market participants has continued to increase due to regulatory mandates, the expansion of products make available for clearing and the benefits derived from portfolio margining.
Our transaction and clearing fees are presented net of rebates. We recorded rebates of $480 million and $295 million for the nine months ended September 30, 2014 and 2013, respectively, and $146 million and $92 million for the three months ended September 30, 2014 and 2013, respectively. We offer rebates in certain of our markets, including Liffe derivatives markets following the NYSE acquisition, primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable rate. Such rebates are calculated based on volumes traded. The increase in the rebates is due primarily to the rebates relating to the addition of Liffe derivatives markets following the acquisition, an increase in the number of participants in the rebate programs offered on various contracts and an increase in the number of rebate programs offered during the first nine months of 2014.

Selected Operating Data
The following table presents trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Number of contracts traded:
Natural gas futures and options	167	226	(26)%	50	62	(19)%
Brent crude futures and options	125	130	(3)	47	43	8
Gasoil futures and options	40	51	(21)	13	16	(22)
Other oil futures and options	50	49	3	18	17	5
Power futures and options (1)	21	24	(13)	6	7	(12)
Emissions and other energy futures and options	8	8	—	2	2	7
Sugar futures and options	31	28	9	9	9	—
Other agricultural and metals futures and options	33	24	39	10	7	46
Interest rates futures and options	336	—	n/a	89	—	n/a
Other financial futures and options	188	29	524	56	10	518
Total	999	569	76%	300	173	74%

Rate per contract:
Energy futures and options rate per contract	$1.33	$1.21	10%	$1.35	$1.24	9%
Agricultural and metals futures and options rate per contract (2)	$2.39	$2.56	(7)%	$2.52	$2.49	1%
Interest rates and other financial futures and options rate per contract (2)	$0.59	$0.99	(41)%	$0.62	$1.01	(38)%

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
Open interest is the aggregate number of contracts (long or short) that clearing members hold either for their own account or on behalf of their clients. As of September 30, 2014, aggregate open interest of $1.6 trillion in notional value of CDS were held at ICE Clear Credit and ICE Clear Europe, compared to $1.5 trillion as of September 30, 2013. The following table presents our quarter-end open interest for our futures and options contracts (in millions, except for percentages).

	As of September 30,
	2014	2013	Change
Open interest — in millions of contracts:
Natural gas futures and options	20	27	(25)%
Brent crude futures and options	3	3	10
Gasoil futures and options	1	1	(12)
Other oil futures and options	5	4	9
Power futures and options	8	8	(8)
Emissions and other energy futures and options	2	2	10
Sugar futures and options	1	1	8
Other agricultural and metals futures and options	2	1	55
Interest rates futures and options	18	—	n/a
Other financial futures and options	16	1	3,369
Total	76	48	60%

The following table presents selected U.S. cash and U.S. equity options trading data for the nine and three months ended September 30, 2014, subsequent to our acquisition of NYSE. All trading volume below is presented as net daily trading volume and is single counted.

	Nine Months Ended September 30, 2014	Three Months Ended September 30, 2014
U.S. cash products (shares in millions):
NYSE listed (tape A) issues:
Handled volume	1,016	953
Matched volume	993	934
Total NYSE listed consolidated volume	3,268	3,022
Share of total matched consolidated volume	30%	31%
NYSE Arca, NYSE MKT and regional listed (tape B) issues:
Handled volume	235	220
Matched volume	222	208
Total NYSE Arca, NYSE MKT and regional listed consolidated volume	1,015	919
Share of total matched consolidated volume	22%	23%
Nasdaq listed (tape C) issues:
Handled volume	200	186
Matched volume	184	173
Total Nasdaq listed consolidated volume	1,964	1,761
Share of total matched consolidated volume	9%	10%
Total U.S. cash volume handled	1,451	1,359
Total U.S. cash market share matched	22%	23%

U.S. equity options (contracts in thousands):
NYSE equity options	3,585	3,450
Total U.S. equity options volume	15,001	14,738
NYSE share of total U.S. equity options	24%	23%

Revenue capture or rate per contract:
U.S. cash products revenue capture (per 100 shares)	$0.048	$0.050
U.S. equity options rate per contract	$0.160	$0.160

Handled volume represents the total number of shares of equity securities, ETFs and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
Market Data Fees
We generate revenues from the dissemination of our market data to a variety of users. In our derivatives markets, market data fees primarily relate to subscription fees charged for user and license access from data vendors and from the end users, view only market data access, direct access services, terminal access, daily indexes and end of day reports. We charge the end user directly for real-time and historical futures prices and other futures market data in certain of our markets, including our interest rates markets. In our cash products, we earn market data fees relating to our cash trading and related market data services. We collect these market data fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. During the nine and three months ended September 30, 2014, we recognized market data fee revenues from NYSE derivatives market data services and U.S. cash trading market data services of $179 million and $62 million, respectively.
Listing Fees
Following the NYSE acquisition, we recognize listing fee revenues in our cash equity markets from two types of fees applicable to companies listed on our U.S. securities exchanges - listing fees and annual fees.
Original listing fees are recognized as revenue on a straight-line basis over estimated service periods of nine years for the NYSE equity market and five years for NYSE Arca and NYSE MKT. Other corporate action listing fees are recognized as revenue on a straight-line basis over estimated service periods of six years for the NYSE cash equity market and three years for NYSE Arca and NYSE MKT. Unamortized balances are recorded as deferred revenue in our consolidated balance sheet. The unamortized deferred revenue balance as of September 30, 2014 for the listing fees was $44 million relating to listing fees incurred and billed and not yet recognized as revenue subsequent to the November 13, 2013 acquisition through September 30, 2014.
Annual fees are charged based on the number of outstanding shares of listed U.S. companies at the end of the prior year. Non-U.S. companies pay fees based on the number of shares issued or held in the United States. Annual fees are recognized as revenue on a pro rata basis over the calendar year. The unamortized deferred revenue balance as of September 30, 2014 for the annual listing fees was $83 million, which will be recognized as revenue during the fourth quarter of 2014.
Other Revenues
Prior to our acquisition of NYSE, other revenues consisted of various fees and services provided to our customers, including connectivity fees, ICE Chat and ICE Options Analytics subscription fees, ICE Endex membership fees, agricultural grading and certification fees, regulatory penalties and fines, interest income on certain clearing margin deposits and Liffe clearing services fees (Liffe clearing services fees are now recorded in transaction and clearing revenues). Following the NYSE acquisition, other revenues also include technology services revenues, fees for trading licenses, facilities, regulation, listed company services, designated market marker services, and for non-transaction related clearance and settlement activities in our European markets. We recognized $285 million and $92 million in other revenues from NYSE for the nine and three months ended September 30, 2014, respectively.
Transaction-Based Expenses
See “- Consolidated Revenues - Transaction and Clearing Fees, net” above, for information on the Section 31 fees that are included in transaction-based expenses. We incur liquidity payments made to cash trading customers and routing charges made to other exchanges that are included in transaction-based expenses. We incur routing charges when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our U.S. securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. Additionally, we include costs incurred due to erroneous trade execution within routing as transaction-based expenses. Furthermore, NYSE Arca incurs clearance, brokerage and related transaction expenses and per trade service fees paid to exchanges for trade execution.

Operating Expenses
Total operating expenses exclude Euronext and NYSE Technologies operating expenses, which are included in income from discontinued operations. See "- Discontinued Operations" below. The following table presents our consolidated operating expenses from continuing operations (in millions, except for percentages):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Compensation and benefits	$448	$193	133%	$144	$60	142%
Technology and communication	136	36	277%	46	13	255
Professional services	161	23	604%	52	7	610
Rent and occupancy	61	23	169%	19	5	277
Acquisition-related transaction and integration costs	102	32	212%	40	6	555
Selling, general and administrative	92	28	226%	31	10	198
Depreciation and amortization	244	100	144%	83	35	140
Total operating expenses	$1,244	$435	186%	$415	$136	206%
Compensation and benefits expenses
Compensation and benefits expenses increased for the nine and three months ended September 30, 2014, from the comparable periods in 2013, primarily due to increases in our employee headcount. Our employee headcount increased primarily relating to the NYSE acquisition. Headcount increased from 1,121 employees as of September 30, 2013 to 2,754 employees as of September 30, 2014 and, excluding the NYSE employees, increased to 1,333 employees as of September 30, 2014. In addition to the NYSE employees, headcount increases were primarily due to other acquisitions and internal hiring for clearing, technology, compliance operations and relating to transitioning corporate functions to our Atlanta headquarters as a result of the NYSE integration.
As of September 30, 2014, we had 1,421 NYSE employees, compared to 3,099 NYSE employees as of December 31, 2013. The decrease in the NYSE employees from December 31, 2013 to September 30, 2014 is primarily related to the reduction in the Euronext employees following the IPO on June 24, 2014 (there were 1,049 Euronext employees as of December 31, 2013) and due to employee terminations relating to the integration during the nine months ended September 30, 2014. We recognized $242 million and $73 million in compensation and benefits expenses relating to NYSE during the nine and three months ended September 30, 2014, respectively.
Non-cash compensation expenses recognized in our consolidated financial statements for employee stock options and restricted stock were $59 million and $42 million for the nine months ended September 30, 2014 and 2013, respectively, and $22 million and $12 million for the three months ended September 30, 2014 and 2013, respectively, with the increases primarily relating to a greater number of employees receiving non-cash awards due to the headcount increases discussed above. During the three months ended September 30, 2014 and 2013, we reduced our compensation accruals for our employee cash bonus and performance-based restricted shares below the target levels based on our expected 2014 financial performance as compared to our budget and financial performance targets as set by our board of directors.
We incurred employee termination costs of $3 million and $4 million for the nine months ended September 30, 2014 and 2013, respectively, and $2 million and $1 million for the three months ended September 30, 2014 and 2013, respectively. In addition, we recorded $82 million and $36 million in NYSE employee termination costs during the nine and three months ended September 30, 2014, respectively, with such costs included in the acquisition-related transaction and integration costs discussed below.
Compensation and benefits expenses for the nine months ended September 30, 2014 are net of certain state research and development tax credits that are eligible for the first time to be applied against state income tax withholding liabilities. Compensation and benefits expenses for the nine months ended September 30, 2014 was reduced by $6 million in tax credits representing $2 million of credits generated in 2012 and $4 million of credits generated in 2013. No tax credits are reflected in the three months ended September 30, 2014. The Federal tax law does not currently provide for research and development credits in 2014. The states allow the credit only when a company has a Federal research and development credit, and the Federal extender bill to allow for 2014 research and development credits has not been enacted.
Technology and Communication Expenses
Technology and communication expenses increased for the nine and three months ended September 30, 2014, from the comparable periods in 2013, primarily due to the inclusion of NYSE expenses following our acquisition. We recognized $98 million and $33 million in technology and communication expenses relating to NYSE during the nine and three months ended September 30, 2014, respectively.
Professional Services Expenses
Professional services expenses increased for the nine and three months ended September 30, 2014, from the comparable periods in 2013, primarily due to the inclusion of NYSE expenses following our acquisition, due to costs incurred at SMX as we transition their exchange and clearing infrastructures to our trading and clearing platforms, and professional fees incurred for EMIR. See "- Recent Developments" above. We recognized $126 million and $40 million in professional services expenses relating to NYSE during the nine and three months ended September 30, 2014, respectively.
Rent and Occupancy Expenses
Rent and occupancy expenses increased for the nine and three months ended September 30, 2014, from the comparable periods in 2013, primarily due to the inclusion of NYSE expenses following our acquisition, partially offset by $7 million in duplicate rent expenses and lease termination costs relating to the consolidation of multiple New York office locations that occurred during the nine months ended September 30, 2013. We recognized $44 million and $14 million in rent and occupancy expenses relating to NYSE during the nine and three months ended September 30, 2014, respectively.
Acquisition-Related Transaction and Integration Costs
We incurred $102 million and $40 million in acquisition-related transaction and integration costs during the nine and three months ended September 30, 2014, respectively, primarily relating to our acquisitions of NYSE and SMX and the integration of NYSE. Of this amount, $96 million and $38 million related to NYSE integration costs incurred during the nine and three months ended September 30, 2014, respectively, primarily for employee termination costs and professional services costs incurred relating to the integration. We incurred $32 million and $6 million in acquisition-related transaction costs during the nine and three months ended September 30, 2013 primarily relating to our pending acquisition of NYSE and the acquisition of ICE Endex.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased for the nine and three months ended September 30, 2014, from the comparable periods in 2013, primarily due to the inclusion of NYSE expenses following our acquisition, an accrual made in anticipation of the outcome of certain regulatory proceedings, and increases in certain expenses related to taxes other than income taxes, travel and entertaining and insurance. We recognized $52 million and $14 million in selling, general and administrative expenses relating to NYSE during the nine and three months ended September 30, 2014, respectively.
Depreciation and Amortization Expenses
We recorded amortization expenses on the intangible assets acquired as part of our acquisitions, as well as on the Russell licensing agreement intangible assets, of $113 million and $50 million for the nine months ended September 30, 2014 and 2013, respectively, and $38 million and $17 million for the three months ended September 30, 2014 and 2013, respectively. Amortization expenses increased for the nine and three months ended September 30, 2014, from the comparable periods in 2013, primarily due to additional amortization expenses recorded on the intangible assets associated with our acquisition of NYSE. We recognized $65 million and $22 million in amortization expenses on the NYSE intangible assets during the nine and three months ended September 30, 2014, respectively.
We recorded depreciation expenses on our fixed assets of $131 million and $50 million for the nine months ended September 30, 2014 and 2013, respectively, and $45 million and $18 million for the three months ended September 30, 2014 and 2013, respectively. We recognized $69 million and $24 million in depreciation expenses relating to the NYSE fixed assets during the nine and three months ended September 30, 2014, respectively. Depreciation expenses also increased primarily due to additional depreciation expenses recorded on increased fixed asset additions and capitalized internally developed software, including additions relating to the NYSE integration and real estate expenditures during 2014 relating to the Atlanta and New York headquarters. See “- Cash Flow - Investing Activities” below.

Non-Operating Income (Expenses)
The following tables present our consolidated non-operating income (expenses) (in millions, except for percentages):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Other income (expense):
Interest expense	$(73)	$(29)	148%	$(22)	$(9)	125%
Other income, net	20	3	520	5	—	1,752
Total other expense, net	$(53)	$(26)	100%	$(17)	$(9)	72%
Net income attributable to non-controlling interest	$(29)	$(10)	189%	$(7)	$(4)	98%
The increase in interest expense for the nine and three months ended September 30, 2014, from the comparable periods in 2013, is primarily due to an increase in the overall amount of debt outstanding during the last year, primarily relating to debt incurred for and from the NYSE acquisition. See “- Debt” below.
We recognized interest income of $4 million and $2 million for the nine months ended September 30, 2014 and 2013, respectively, and $4 million and $1 million for the three months ended September 30, 2014 and 2013, respectively. Interest income is recorded in other income and the increase relates to an increase in our short-term investments during the three months ended September 30, 2014. The €969 million ($1.2 billion) in short-term investments as of September 30, 2014 represented euro-denominated term deposit investments at various banks with a maturity date of June 25, 2015 to cover the maturity of the NYSE EUR Notes on June 30, 2015. See "- Debt" below.
We incurred foreign currency transaction losses of $2 million and $3 million for the nine months ended September 30, 2014 and 2013, respectively, and $2 million and $1 million for the three months ended September 30, 2014 and 2013, respectively. Foreign currency gains and losses are recorded in other income (expense) and relate to the settlement of foreign currency assets, liabilities and payables that occur through our foreign operations that are received in non-functional currencies due to the increase or decrease in the period-end foreign currency exchange rates between periods.
We recognized dividend income received relating to our Cetip investment in other income, which was $20 million and $7 million for the nine months ended September 30, 2014 and 2013, respectively, and $4 million and $1 million for the three months ended September 30, 2014 and 2013, respectively. We also incurred $3 million in settlement expenses for various legal matters during the nine months ended September 30, 2013, which were recorded as other expense.
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests. The increase in the net income attributable to non-controlling interest during the nine and three months ended September 30, 2014, from the comparable periods in 2013, is primarily due to the increase in the CDS clearing revenues during the current year periods relating to the minority interest in our CDS clearing subsidiaries and due to net income during the nine and three months ended September 30, 2014 relating to the NYSE AMEX Options minority ownership interest we acquired following our acquisition of NYSE.

Income Tax Provision
Consolidated income tax expense from continuing operations was $284 million and $161 million for the nine months ended September 30, 2014 and 2013, respectively, and $90 million and $48 million for the three months ended September 30, 2014 and 2013, respectively. The change in consolidated income tax expense between periods is primarily due to the change in our pre-tax income. Our effective tax rate from continuing operations was 29% and 27% for the nine months ended September 30, 2014 and 2013, respectively, and 29% and 25% for three months ended September 30, 2014 and 2013, respectively. The effective tax rates for the nine and three months ended September 30, 2014 and 2013 are lower than the federal statutory rate primarily due to favorable foreign tax rate differentials, partially offset by state income taxes. Favorable foreign income tax rate differentials result primarily from lower tax rates in the United Kingdom, the Netherlands and various other lower tax jurisdictions. The effective tax rates for the nine and three months ended September 30, 2014 are higher than the effective tax rates for the comparable periods in 2013 primarily due to lower foreign income mix and lack of research and development tax credits in the current year periods and favorable income tax rate reductions in the United Kingdom in the prior year periods.

Discontinued Operations
We have reflected the results of Euronext, NYFIX, Metabit and Wombat as discontinued operations in the consolidated financial statements. See "- Recent Developments" above. No comparable data for the prior year periods is presented as we did not complete the acquisition of NYSE until November 2013.
The total assets and total liabilities of Euronext removed from our consolidated balance sheet as of the June 24, 2014 de-consolidation was $2.9 billion and $1.1 billion, respectively, including $2.3 billion in goodwill and other intangibles assets. The $1.8 billion in Euronext net assets removed in the de-consolidation is net of the remaining 6% investment in Euronext held by us, valued at $103 million in the consolidated balance sheet as of September 30, 2014. The total assets and total liabilities of NYFIX, Metabit and Wombat removed from our consolidated balance sheet after the sales of those businesses during the third quarter of 2014 were $199 million and $31 million, respectively, including $145 million in goodwill and other intangibles assets. There was no gain or loss recognized on the Euronext IPO and de-consolidation and on the sales of the NYSE Technologies companies as any differences in the carrying value of these net assets was adjusted in the NYSE purchase price allocation.
The following table presents our income (loss) from discontinued operations, net of tax, for the nine and three months ended September 30, 2014 (in millions):

	Nine Months Ended September 30, 2014	Three Months Ended September 30, 2014
Revenues:
European equity derivatives futures and options contracts	$45	$—
European cash equities	116	—
Total transaction and clearing fees, net	161	—
Market data fees	60	—
Listing fees	19	—
Other revenues	112	18
Total revenues	352	18
Transaction-based expenses	5	—
Total revenues, less transaction-based expenses	347	18
Compensation and benefits	105	5
Technology and communication	31	4
Professional services	31	1
Rent and occupancy	12	—
Acquisition-related transaction and integration costs	103	7
Selling, general and administrative	16	1
Depreciation and amortization	16	—
Total operating expenses	314	18
Operating income	33	—
Other income, net	5	—
Income tax expense	27	10
Income (loss) from discontinued operations, net of tax	$11	$(10)

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

	Three Months Ended,
	September 30, 2014 (1)(2)	June 30, 2014 (1)(2)	March 31, 2014 (1)(2)	December 31, 2013 (1)(2)	September 30, 2013
Revenues:
Natural gas futures and options contracts	$44	$40	$57	$51	$44
Brent crude futures and options contracts	62	55	49	50	58
Gasoil futures and options contracts	20	20	21	21	24
Other oil futures and options contracts	25	22	23	21	25
Power futures and options contracts	18	19	20	18	17
Emissions and other energy futures and options contracts	15	16	23	18	15
Sugar futures and options contracts	26	25	28	18	23
Other agricultural and metals futures and options contracts	22	25	26	20	16
Interest rates futures and options contracts	60	75	80	37	—
Other financial futures and options contracts	28	32	30	20	9
Credit default swaps	38	41	43	34	38
U.S. cash equities and U.S. equity options	339	338	346	159	—
Other	11	13	15	14	11
Total transaction and clearing fees, net	708	721	761	481	280
Market data fees	105	96	103	76	40
Listing fees	86	83	82	29	—
Other revenues	107	111	114	69	18
Total revenues	1,006	1,011	1,060	655	338
Transaction-based expenses	261	261	263	119	—
Total revenues, less transaction-based expenses	745	750	797	536	338
Compensation and benefits	144	150	154	109	60
Technology and communication	46	44	46	27	13
Professional services	52	51	58	31	7
Rent and occupancy	19	22	20	16	5
Acquisition-related transaction and integration costs	40	37	25	132	6
Selling, general and administrative	31	38	23	23	10
Depreciation and amortization	83	81	80	57	35
Total operating expenses	415	423	406	395	136
Operating income	330	327	391	141	202
Other expense, net (3)	17	7	29	259	9
Income tax expense	90	93	101	61	48
Income (loss) from continuing operations	223	227	261	(179)	145
Income (loss) from discontinued operations, net of tax (2)	(10)	8	13	9	—
Net income (loss)	$213	$235	$274	$(170)	$145
Net income attributable to non-controlling interest	(7)	(9)	(13)	(6)	(4)
Net income (loss) attributable to the Company	$206	$226	$261	$(176)	$141

(1) We acquired NYSE on November 13, 2013 and have included their financial results in our results of operations for all periods subsequent to the acquisition date.
(2) The consolidated statements of income data for Euronext, NYFIX, Metabit and Wombat for the quarters subsequent to the acquisition of NYSE, through their disposition, are included in income from discontinued operations, net of tax. See “- Discontinued Operations” above.
(3) Other expense, net for the three months ended December 31, 2013 includes a $190 million impairment loss on our Cetip investment and a $51 million expense relating to the early payoff of outstanding debt.
Liquidity and Capital Resources
We have financed our operations, growth and cash needs primarily through income from operations and borrowings under our various debt facilities. Our principal capital requirements have been to fund capital expenditures, working capital, strategic acquisitions and investments, stock repurchases and the continued development of our electronic trading and clearing platforms. We believe that our cash on hand and cash flows from operations will be sufficient to repay our outstanding debt as it matures. In the future, we may need to incur additional debt or issue additional equity securities, which we may be unable to do or to do on favorable terms. We used the cash proceeds from the Euronext IPO to repay debt and we used the net cash proceeds from the sales of NYFIX,

Metabit and Wombat to repay debt, invest in growth initiatives, pursue strategic investments and return capital to shareholders via dividends and share repurchases. See “- Recent Developments” above and “- Debt” and “- Future Capital Requirements” below.
Upon maturity of old issuances of commercial paper and to the extent old issuances are not repaid by cash on hand, we are exposed to the rollover risk of not being able to issue new commercial paper. In order to mitigate the rollover risk, we maintain an undrawn backstop bank revolving credit facility for an aggregate amount equaling at any time the amount issued under our commercial paper program. In case we would not be able to issue new commercial paper, we could draw on the backstop revolving facility, which would result in higher interest expense. See "- Debt" below.
Consolidated cash and cash equivalents were $638 million and $961 million as of September 30, 2014 and December 31, 2013, respectively, and short-term investments were $1.2 billion and $74 million as of September 30, 2014 and December 31, 2013, respectively. We had $496 million and $324 million in long-term investments as of September 30, 2014 and December 31, 2013, respectively, and $544 million and $438 million in short-term and long-term restricted cash and investments as of September 30, 2014 and December 31, 2013, respectively.
The €969 million ($1.2 billion) in short-term investments as of September 30, 2014 represented euro-denominated term deposit investments at various banks with a maturity date of June 25, 2015 to cover the maturity of the NYSE EUR Notes on June 30, 2015. See "- Debt" below. The increase in the long-term investments is due to an increase in our Cetip investment's fair value and the 6% ownership in Euronext as of September 30, 2014. See "- Recent Developments" above. The restricted cash and investments increase primarily related to a contribution to the ICE Clear U.S. guaranty fund as of January 1, 2014 in connection with ICE Clear U.S.’s recognition as a third party QCCP, and increases in the regulatory capital of ICE Clear Europe and Liffe due to additional costs incurred at both of these companies due to growth of these businesses.
As of September 30, 2014, the amount of unrestricted cash held by our non-U.S. subsidiaries was $384 million. While we consider our non-U.S. earnings to be indefinitely reinvested overseas, if these cash balances are needed for our operations in the United States, any repatriation by way of dividend may be subject to both U.S. federal and state income taxes, as adjusted for any non-U.S. tax credits. However, we do not have any current needs or foreseeable plans to repatriate cash by way of dividends from our non-U.S. subsidiaries.
In March 2014, we entered into a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 permitting open market repurchases of our common stock. The trading plan contemplated purchases of stock based on certain triggers described in the trading plan. During the nine and three months ended September 30, 2014, we repurchased 2.3 million shares of our common stock in an open trading window or under the Rule 10b5-1 trading plan at an aggregate cost of $448 million, which was paid for through cash on hand and the issuance of commercial paper. In September 2014, we entered into a new Rule 10b5-1 trading plan. As of September 30, 2014, we have board approval for another $601 million for stock repurchases under our stock repurchase programs, with no fixed expiration dates. We repurchased 319,500 shares of our common stock on the open market through our Rule 10b5-1 trading plan at an aggregate cost of $64 million during the month of October 2014, through cash on hand.
We expect to fund any remaining share repurchases with a combination of cash on hand, future cash flows and by borrowing under our credit facilities and our commercial paper program discussed below. The timing and extent of any future repurchases that are not pursuant to the Rule 10b5-1 trading plan adopted in September 2014 are at the discretion of our management and will depend upon market conditions, amount authorized by our board of directors, our stock price, our target debt ratio and corporate debt rating, and our strategic growth initiatives at that time. We may discontinue the stock repurchases at any time or may enter into a new Rule 10b5-1 trading plan in the future. In addition, our board of directors may increase or decrease the amount of capacity we have for repurchases from time to time.

Cash Flow
The following tables present the major components of net increases (decreases) in cash and cash equivalents (in millions):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in):
Operating activities from continuing operations	$922	$562
Investing activities from continuing operations	489	(259)
Financing activities from continuing operations	(1,618)	(376)
Discontinued operations	(114)	—
Effect of exchange rate changes	(2)	(2)
Net decrease in cash and cash equivalents	$(323)	$(75)
Operating Activities
Net cash provided by operating activities from continuing operations primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities from continuing operations are primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital. The $360 million increase in net cash provided by operating activities from continuing operations for the nine months ended September 30, 2014, from the comparable period in 2013, is primarily due to the $271 million increase in our net income from continuing operations and due to the $85 million increase in our deferred revenue balance from the prior year period. Our net income increased primarily due to the $342 million in net income relating to NYSE during the nine months ended September 30, 2014. The NYSE annual listing fees were billed in January 2014 and are recognized as revenue during the fiscal year 2014. The deferred revenue increase is primarily relating to the NYSE billings for annual listing fees, net of the amount recognized in earnings through September 30, 2014, as well as $23 million in cash received related to original listing fees and recorded as deferred revenue for the nine months ended September 30, 2014. See "- Consolidated Revenues" above.
Investing Activities
Consolidated net cash provided by (used in) investing activities from continuing operations for the nine months ended September 30, 2014 and 2013 primarily relates to the cash proceeds from the IPO and sale of Euronext and the sales of the NYSE Technologies businesses, cash paid for acquisitions, purchases of available-for-sale investments, increases in the restricted cash and investment balances and capital expenditures and capitalized software development costs.
We received net cash proceeds from the IPO and sale of Euronext shares and the sales of the NYSE Technologies businesses of $2.2 billion for the nine months ended September 30, 2014. See "-Recent Developments" above. We paid cash for acquisitions, net of cash acquired, of $150 million and $49 million, respectively, for the nine months ended September 30, 2014 and 2013, primarily relating to the SMX and ICE Endex acquisitions.
We had $1.3 billion of purchases of available-for-sale investments during the nine months ended September 30, 2014, of which €969 million ($1.2 billion) represented euro-denominated term deposit investments at various banks with a maturity date of June 25, 2015 to cover the maturity of the NYSE EUR Notes on June 30, 2015. For regulatory purposes, we purchased short-term available-for-sale investments of $37 million during the nine months ended September 30, 2013.
We had net increases in restricted cash and investments of $105 million and $69 million for the nine months ended September 30, 2014 and 2013, respectively. The restricted cash increase in 2014 primarily related to a contribution to the ICE Clear U.S. guaranty fund as of January 1, 2014 in connection with ICE Clear U.S.’s recognition as a third party QCCP, and increases in the regulatory capital of ICE Clear Europe and Liffe due to additional costs incurred at both of these companies due to growth of these businesses. The restricted cash increase in 2013 primarily relating to increases in the regulatory capital of ICE Futures Europe, ICE Clear Europe and ICE Futures U.S. due to adjustments to the regulatory capital calculations to no longer allow for certain deductions in the calculations of the six months of operating expenditures.
We had capital expenditures of $105 million and $76 million for the nine months ended September 30, 2014 and 2013, respectively, and we had capitalized software development expenditures of $56 million and $28 million for the nine months ended September 30, 2014 and 2013, respectively. The capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platforms and clearing houses and leasehold improvements associated with the new and renovated office space in Atlanta and New York. The capital expenditures in 2013 also relate to the building we purchased in Atlanta for $39 million to serve as our Atlanta headquarters, with relocation from our existing leased building scheduled to be completed by November 2014.

Financing Activities
Consolidated net cash used in financing activities from continuing operations for the nine months ended September 30, 2014 primarily relates to $768 million in net repayments of our debt facilities and commercial paper, $448 million in repurchases of common stock, $225 million in dividend and dividend equivalent payments to our shareholders, $129 million in purchases of subsidiary shares from non-controlling interest and $39 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises. Consolidated net cash used in financing activities for the nine months ended September 30, 2013 primarily relates to $342 million in repayments under our debt facilities and $24 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises. See “- Debt” below for a discussion of the debt facilities and commercial paper.
Discontinued Operations
Consolidated net cash provided by (used in) operating activities, investing activities and financing activities from discontinued operating was $51 million, ($504 million) and $339 million, respectively, for the nine months ended September 30, 2014. The $504 million in net cash used in investing activities primarily relates to $220 million of cash distributed from Euronext to us as part of the separation of Euronext from our remaining businesses and $262 million in cash retained by Euronext and removed from our balance sheet in the de-consolidation. The $339 million in net cash provided by financing activities relates to cash proceeds received from the issuance of debt by Euronext just prior to the IPO.
Debt
Our total debt, including short-term and long-term debt, consisted of the following as of September 30, 2014 and December 31, 2013 (in millions):

	As of September 30, 2014	As of December 31, 2013
Debt:
Commercial Paper	$690	$1,080
NYSE EUR Notes (5.375% senior unsecured notes due June 30, 2015)	1,199	—
2011 Credit Facilities - Term Loan Facility	—	55
Short-term debt	1,889	1,135
2018 Senior Notes (2.5% senior unsecured notes due October 15, 2018)	600	599
2023 Senior Notes (4.0% senior unsecured notes due October 15, 2023)	794	794
NYSE EUR Notes (5.375% senior unsecured notes due June 30, 2015)	—	1,353
NYSE USD Notes (2.0% senior unsecured notes due October 5, 2017)	853	854
2011 Credit Facilities - Term Loan Facility	—	323
Long-term debt	2,247	3,923
Total debt	$4,136	$5,058
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
The 2014 Credit Facility matures on April 3, 2019. Amounts borrowed under the 2014 Credit Facility may be prepaid at any time without premium or penalty. The 2014 Credit Facility provides for a $3.0 billion multi-currency revolving facility, with sub-limits for non-dollar borrowings, swing line borrowings and letters of credit. No amounts were outstanding under the 2014 Credit Facility as of September 30, 2014. Of the $3.0 billion that is available for borrowing under the 2014 Credit Facility, $690 million is required to back-stop the amount outstanding under the Commercial Paper Program as of September 30, 2014 and $303 million is reserved for our clearing houses, both as discussed below. The amount required to back stop the commercial paper program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $2.0 billion as of September 30, 2014 is available to us to use for working capital and general corporate purposes, and any portion of the revolving credit facility no longer necessary in the future to be reserved for the foregoing purposes will be available to us to use for working capital and general corporate purposes.
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
The 2014 Credit Facility includes an unutilized revolving credit commitment fee that is equal to the unused maximum revolver amount, multiplied by an applicable commitment fee rate and is payable in arrears on a quarterly basis. The applicable commitment fee rate ranges from 0.080% to 0.200% and is based on the Company's long-term debt rating. As of September 30, 2014, the applicable commitment fee rate was 0.125% based on our current long term debt ratings.
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
Commercial paper notes of $690 million with original maturities ranging from 1 to 59 days were outstanding as of September 30, 2014 under the Commercial Paper Program. As of September 30, 2014, the weighted average interest rate on the $690 million outstanding under the Commercial Paper Program was 0.29% per annum, with a weighted average maturity of 19 days.
We used net proceeds from $367 million in commercial paper issued under the Commercial Paper Program on April 1, 2014 to repay the $367 million that was outstanding under the Term Loan Facility upon termination of the Term Loan Facility as discussed above. We also issued commercial paper during the three months ended September 30, 2014 and used the proceeds to repurchase our common stock. We repaid a portion of the amounts outstanding under the Commercial Paper Program during the nine months ended September 30, 2014 using a combination of the cash proceeds received from the Euronext IPO and cash flows from operations. Subsequent to September 30, 2014, we used the net proceeds from $350 million in commercial paper issued under the Commercial Paper Program on October 1, 2014 to fund the acquisition of SuperDerivatives, which closed on October 7, 2014. See "- Recent Developments" and "- Liquidity and Capital Resources" above.
Senior Notes and NYSE Notes
In October 2013, we issued $600 million aggregate principal amount of 2.50% senior unsecured fixed rate notes due October 2018, or the 2018 Senior Notes, and $800 million aggregate principal amount of 4.00% senior unsecured fixed rate notes due October 2023, or the 2023 Senior Notes, together with the 2018 Senior Notes, the Senior Notes. In connection with the acquisition of NYSE, one of our subsidiaries assumed the outstanding NYSE debt instruments, which included $850 million of 2.0% senior unsecured fixed rate notes due in October 2017, or the NYSE USD Notes, and €920 million ($1.2 billion) of 5.375% senior unsecured fixed rate notes due in June 2015, or the NYSE EUR Notes, and together with the NYSE USD Notes, the NYSE Notes.
Upon closing of the Euronext IPO, we received €1.4 billion ($1.9 billion) in net cash proceeds. We elected to set aside sufficient euro-denominated cash from the proceeds to effectively pre-fund the maturity of the NYSE EUR Notes and the related final interest coupon payment, both due on June 30, 2015. To accomplish this pre-funding, in July 2014 we placed €969 million ($1.2 billion) of the cash proceeds from the Euronext IPO in term deposits at various banks with a maturity date of June 25, 2015 to cover the €920 million ($1.2 billion) principal and the €49M ($62 million) final interest coupon payment due on June 30, 2015. These deposits are recorded as short-term investments in our consolidated balance sheet as of September 30, 2014. The balance of the cash proceeds received in connection with the Euronext IPO were converted to U.S. dollars and used to repay outstanding commercial paper as discussed above.
Future Capital Requirements
Our future capital requirements will depend on many factors, including the rate of our trading and clearing volume growth, strategic plans and acquisitions, required technology and clearing initiatives, regulatory requirements, the timing and introduction of new products and enhancements to existing products, the geographic mix of our business, and the continuing market acceptance of our electronic trading and clearing platforms. We currently expect to make aggregate operational capital expenditures and to incur capitalized software development costs ranging between $165 million and $175 million for the year ended December 31, 2014, which we believe will support the enhancement of our technology and the continued expansion of our businesses. In addition, we currently expect between $75 million to $85 million in capital expenditures during 2014, on leasehold improvement expenditures, primarily associated with our headquarters in Atlanta and in New York.
Our board of directors has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be determined quarterly by the board or audit committee of the board of directors taking into account such factors as our evolving business model, prevailing business conditions and our financial results and capital requirements, without a predetermined annual net income payout ratio. During the nine months and three months ended September 30, 2014, we paid a quarterly dividend of $1.95 per share and $0.65 per share, respectively, of our common stock for an aggregate payout of $225 million and $74 million, respectively, which includes the payment of dividend equivalents. On November 4, 2014, we announced a $0.65 per share dividend for the fourth quarter of 2014 with the dividend payable on December 31, 2014 to shareholders of record as of December 16, 2014 (the ex-dividend date will be December 12, 2014).
As of September 30, 2014, we had $4.1 billion in outstanding debt. See “- Debt” above. We currently have $3.0 billion available for borrowing under our 2014 Credit Facility. The Commercial Paper Program is backed by the borrowing capacity available under the 2014 Credit Facility, with the amount under the 2014 Credit Facility reserved equal to the amount of the commercial paper that is issued and outstanding. After factoring in the $690 million currently required to backstop the Commercial Paper Program and the $303 million reserved for our clearing houses as discussed above, $2.0 billion of our 2014 Credit Facility is currently available for general corporate purposes.
The 2014 Credit Facility and the Commercial Paper Program are currently the only significant agreements or arrangements that we have with third parties for liquidity and capital resources. In the event of any strategic acquisitions, mergers or investments, or if we are required to raise capital for any reason or desire to return capital to our stockholders, we may incur additional debt, issue additional equity to raise the necessary funds, repurchase additional shares of our common stock or pay a dividend. However, we cannot provide assurance that such financing or transactions will be available or successful, or that the terms of such financing or transactions will be favorable to us. We have used and intend to use the cash proceeds from the Euronext IPO to repay debt. We expect to use the net cash proceeds from the sales of NYFIX, Metabit and Wombat to invest in growth initiatives, pursue strategic investments, return capital to shareholders via dividends and share repurchases and repay debt. See “- Recent Developments” above.
Prior to our acquisition, NYSE completed the sale of a significant equity interest in NYSE Amex Options, one of its two U.S. options exchanges, to seven external investors. Under the terms of the sale, the external investors have the option to require us to repurchase a portion of its equity interest on an annual basis over the course of five years, which began in 2011. Since the likelihood of us acquiring the non-controlling interest in the future is probable, the full redemption fair value has been recorded as mezzanine equity and classified the related balance as “redeemable non-controlling interest” in our consolidated balance sheet. We currently own 84% of NYSE Amex Options and the remaining 16% of the outstanding shares of NYSE Amex Options, currently valued at $126 million, can be put back to us by the external investors in 2015 and these shares are recorded as redeemable non-controlling interest as of September 30, 2014.
When EMIR becomes effective, which is currently anticipated at the end of the fourth quarter of 2014, the Bank of England's capital requirements for ICE Clear Europe will be superseded by the EMIR capital requirements. We expect to be required to increase our liquid regulatory capital requirements under EMIR by $136 million. This increase will be satisfied by additional restricted cash and we expect to fund the increase with cash on hand.

Non-U.S. GAAP Financial Measures
We use non-U.S. GAAP measures internally to evaluate our performance and in making financial and operational decisions. When viewed in conjunction with our U.S. GAAP results and the accompanying reconciliation, we believe that our presentation of these measures provides investors with greater transparency and a greater understanding of factors affecting our financial condition and results of operations than U.S. GAAP measures alone. In addition, we believe the presentation of these measures is useful to investors for period-to-period comparison of results because the items described below are not reflective of our core business performance. These financial measures are not in accordance with, or an alternative to, U.S. GAAP financial measures and may be different from non-U.S. GAAP measures used by other companies. We use these adjusted results because we believe they more clearly highlight trends in our business that may not otherwise be apparent when relying solely on U.S. GAAP financial measures, since these measures eliminate from our results specific financial items that have less bearing on our core operating performance. We strongly recommend that investors review the U.S. GAAP financial measures included in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the notes thereto.
Adjusted total operating expenses, adjusted operating income, adjusted operating margin, adjusted income from continuing operations, adjusted net income attributable to ICE and adjusted earnings per share for the periods presented below are calculated by adding to them or subtracting from them the adjustments described below, which are not reflective of our core business performance, and their related income tax effect (in millions, except per share amounts):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Total revenues, less transaction-based expenses	$2,292	$1,062	$745	$338
Total operating expenses	1,244	435	415	136
Less: NYSE transaction and integration costs and SMX and ICE Endex banker success fees	98	31	38	5
Less: Duplicate rent expenses and lease termination costs	—	7	—	—
Adjusted total operating expenses	$1,146	$397	$377	$131
Operating income	$1,048	$627	$330	$202
Adjusted operating income	$1,146	$665	$368	$207
Operating margin	46%	59%	44%	60%
Adjusted operating margin	50%	63%	49%	61%

Income from continuing operations	$711	$440	$223	$145
Add: NYSE transaction and integration costs and SMX and ICE Endex banker success fees	98	31	38	5
Add: Duplicate rent expenses and lease termination costs	—	7	—	—
Less: Income tax effect related to the items above and certain tax impacts from the IPO of Euronext	(28)	(14)	(9)	(2)
Less: Net income from continuing operations attributable to non-controlling interest	(29)	(10)	(7)	(4)
Adjusted income from continuing operations	$752	$454	$245	$144

Net income attributable to ICE	$693	$430	$206	$141
Add: NYSE transaction and integration costs and SMX and ICE Endex banker success fees	98	31	38	5
Add: Duplicate rent expenses and lease termination costs	—	7	—	—
Less: Income tax effect related to the items above and certain tax impacts from the IPO of Euronext	(28)	(14)	(9)	(2)
Adjusted net income attributable to ICE	$763	$454	$235	$144

Basic earnings per share attributable to ICE common shareholders:
Continuing operations	$5.96	$5.91	$1.90	$1.94
Discontinued operations	0.09	—	(0.09)	—
Basic earnings per share	$6.05	$5.91	$1.81	$1.94
Basic weighted average common shares outstanding	115	73	114	73
Diluted earnings per share attributable to ICE common shareholders:
Continuing operations	$5.93	$5.86	$1.89	$1.92
Discontinued operations	0.09	—	(0.09)	—
Diluted earnings per share	$6.02	$5.86	$1.80	$1.92
Diluted weighted average common shares outstanding	115	73	114	74

Adjusted basic earnings per share attributable to ICE common shareholders:
Continuing operations	$6.57	$6.24	$2.16	$1.98
Discontinued operations	0.09	—	(0.09)	—
Adjusted basic earnings per share	$6.66	$6.24	$2.07	$1.98
Basic weighted average common shares outstanding	115	73	114	73
Adjusted diluted earnings per share attributable to ICE common shareholders:
Continuing operations	$6.53	$6.19	$2.15	$1.97
Discontinued operations	0.09	—	(0.09)	—
Adjusted diluted earnings per share	$6.62	$6.19	$2.06	$1.97
Diluted weighted average common shares outstanding	115	73	114	74
We include acquisition-related transaction costs as part of our core business expenses, except for those that are directly related to the announcement, closing, financing or termination of a transaction. However, we are including all of the acquisition-related transaction and integration costs relating to our acquisition of NYSE as non-U.S. GAAP adjustments given the size of the acquisition. During the nine and three months ended September 30, 2014 and 2013, in addition to the NYSE acquisition-related transaction and integration costs, we also include as adjustments the banker success fees relating to the acquisition of SMX during the nine months ended September 30, 2014 and ICE Endex during the nine months ended September 30, 2013, and duplicate rent expenses and lease termination costs we incurred as we consolidated multiple New York office locations during the nine months ended September 30, 2013. For additional information on these items, see “- Operating Expenses” above.
Contractual Obligations and Commercial Commitments
Following the IPO and de-consolidation of Euronext in June 2014, we have $55 million in reduced annual operating lease obligations as of September 30, 2014 as these lease obligations went with Euronext. Also, as of September 30, 2014, we have $4.6 billion in short-term and long-term debt and interest obligations, compared to $5.6 billion as of December 31, 2013, with the decrease primarily relating to the termination and payoff of the amount outstanding under the Revolving Facility and a reduction of the amount outstanding under the Commercial Paper Program primarily through repayments with a portion of the cash proceeds from the Euronext IPO. See "- Debt" below. Other than these two items, as of September 30, 2014, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K.

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
Critical Accounting Policies and Estimates
In the third quarter of 2014, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K.

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
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash and investments, and indebtedness. As of September 30, 2014 and December 31, 2013, our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash and investments were $2.9 billion and $1.8 billion, respectively, of which $1.9 billion and $819 million, respectively, were denominated in Brazilian reais, pounds sterling, euros or Canadian dollars. Of the $1.9 billion as of September 30, 2014, €969 million ($1.2 billion) represents euro-denominated cash that was placed in term deposits at various banks with a maturity date of June 25, 2015 to cover the maturity of the NYSE EURO Notes on June 30, 2015. See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt” included elsewhere in this Quarterly Report on Form 10-Q. Our investment in Cetip, which is recorded as an available-for-sale, long-term investment and was recorded in and is held in Brazilian reais, was valued at $393 million as of September 30, 2014, including an unrealized gain of $68 million. Our investment in Euronext, which is recorded as an available-for-sale, long-term investment and was recorded in and is held in euros, was valued at $103 million as of September 30, 2014, including an unrealized loss of $11 million. Changes in the fair value of the Cetip and Euronext investments are reflected in accumulated other comprehensive income and do not impact earnings, except to the extent that unrealized losses are deemed to be other than temporary. The remaining investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical decrease in long-term interest rates to zero basis points would decrease annual pre-tax earnings by $3 million as of September 30, 2014, assuming no change in the amount or composition of our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash and investments.
As of September 30, 2014, we had $4.1 billion in outstanding debt, of which $1.4 billion relates to the Senior Notes and $2.1 billion relates to the NYSE Notes, both of which bear interest at fixed interest rates. The remaining amount outstanding of $690 million relates to the Commercial Paper Program, which bears interest at fluctuating rates and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates relating to the amounts outstanding under the Commercial Paper Program as of September 30, 2014 would decrease annual pre-tax earnings by $7 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity. The interest rates on our Commercial Paper Program are currently reset on a daily, weekly or monthly basis. See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt” included elsewhere in this Quarterly Report on Form 10-Q.
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
Our exposure to foreign denominated earnings for the nine and three months ended September 30, 2014 is presented by primary foreign currency in the following table (in millions, except average exchange rates and percentages):

	Nine Months Ended September 30, 2014		Three Months Ended September 30, 2014
	Euro	Pound Sterling	Euro	Pound Sterling
Average exchange rate to the U.S. dollar in the current year periods	$1.3567	$1.6694	$1.3276	$1.6712
Average exchange rate to the U.S. dollar in the same periods one year before	$1.3176	$1.5466	$1.3242	$1.5492
Foreign denominated percentage of:
Revenues, less transaction-based expenses	5%	15%	4%	15%
Operating expenses	1%	14%	1%	12%
Operating income	9%	17%	8%	19%
Impact of the currency fluctuations (1) on:
Revenues, less transaction-based expenses	$3	$26	$—	$8
Operating expenses	$—	$13	$—	$3
Operating income	$3	$13	$—	$5

(1) Represents the impact of currency fluctuation for the nine and three months ended September 30, 2014 compared to the same periods in the prior year.
NYSE, which we acquired in November 2013, has a significant part of its assets, liabilities, revenues and expenses recorded in euros or pounds sterling. For the nine and three months ended September 30, 2014, 20% and 19% of our consolidated revenues, less transaction-based expenses, were denominated in euros or pounds sterling, respectively, and 15% and 13% of our consolidated expenses were denominated in euros or pounds sterling, respectively. These percentages do not include the Euronext revenues and expenses, as they are included in discontinued operations. As the euro or pound sterling exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.
We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We had foreign currency transaction losses of $2 million and $3 million for the nine months ended September 30, 2014 and 2013, respectively, and $2 million and $1 million for the three months ended September 30, 2014 and 2013, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar, which strengthened. A 10% adverse change in the underlying foreign currency exchange rates as of September 30, 2014 would result in a foreign currency transaction loss of $11 million, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity.
We entered into foreign currency hedging transactions during the nine months and three months ended September 30, 2014 and 2013 as economic hedges to hedge a portion of our foreign currency transaction exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure.
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

	As of September 30, 2014
	Position in euros	Position in pounds sterling
Assets	€1,527	£4,323
of which goodwill represents	349	1,404
Liabilities	1,015	541
of which borrowings represent	962	—
Net currency position before hedging activities	€512	£3,782
Impact of hedging activities	24	—
Net currency position	€536	£3,782
Impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$68	$614
As of September 30, 2014, we had €24 million ($30 million) of euro/U.S. dollar foreign exchange hedging contracts outstanding. These contracts matured in October 2014 and had no fair value as of September 30, 2014. The NYSE EUR Notes of €920 million ($1.2 billion) no longer constitute a partial hedge of NYSE’s net euro investment in foreign entities following the IPO of Euronext. The transaction gain or loss from the revaluation of the NYSE EUR Notes on the U.S. dollar balance sheet of NYSE Holdings LLC will be offset by the transaction gain or loss from the cash held in euros to repay the notes upon their maturity in June 2015, as discussed above.
As of September 30, 2014 and December 31, 2013, the portion of our equity attributable to accumulated other comprehensive income from foreign currency translation was $183 million and $377 million, respectively. As of September 30, 2014, we had net exposure of euro and pounds sterling of €536 million ($680 million) and £3.8 billion ($6.1 billion), respectively. Based on these September 30, 2014 net currency positions, a hypothetical 10% decrease of euro against U.S. dollar would negatively impact our equity by $68 million and a hypothetical 10% decrease of pound sterling against U.S. dollar would negatively impact our equity by $614 million. For the nine months ended September 30, 2014, currency exchange rate differences had a negative impact of $194 million on our consolidated equity.
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
Our clearing houses hold material amounts of clearing member cash deposits which are invested primarily to provide security of capital, but also which may generate interest income for our clearing members. Refer to note 9 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q, for more information on the clearing houses cash deposits, which were $46.5 billion as of September 30, 2014. For a summary of the risks associated with this investment activity and how these risks are mitigated, see Part II, Item 7(A) “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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

PART II. Other Information

ITEM 1.    LEGAL PROCEEDINGS
We are subject to legal proceedings and claims, like the ones described below, that arise in the ordinary course of business. Typically, we do not believe that the resolution of these ordinary course matters, including those described below, will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to the legal proceedings and claims.
In April 2014, the first of four purported class action lawsuits was filed in the U.S. District Court for the Southern District of New York (the “Southern District”) by the City of Providence, Rhode Island, against more than 40 defendants, including “Exchange Defendants”, “Brokerage Defendants” and “HFT (High Frequency Trading) Defendants” (the “City of Providence lawsuit”). New York Stock Exchange LLC and NYSE Arca, Inc., two of our subsidiaries, were among the named Exchange Defendants. On July 2, 2014, the court ordered the cases consolidated for all purposes, and appointed lead plaintiffs. On September 3, 2014, the lead plaintiffs filed an amended complaint asserting claims against only a subset of the original Exchange Defendants, including New York Stock Exchange LLC and NYSE Arca, Inc., and also asserting claims against Barclays PLC (“Barclays”), a subsidiary of which operates an alternative trading system known as Barclays LX. The lead plaintiffs are suing on behalf of a class of “all public investors” who bought or sold stock from April 18, 2009 to the present on the U.S.-based equity exchanges operated by the remaining Exchange Defendants or on Barclays LX. The amended complaint asserts violations by all remaining Exchange Defendants of Sections 10(b) and 6(b) of the Securities Exchange Act of 1934, and seeks unspecified compensatory damages against all defendants, jointly and severally, as well as various forms of equitable relief. The defendants filed a motion on November 3, 2014 to dismiss the amended complaint.
On October 2, 2014, Barclays filed a motion before the United States Judicial Panel on Multidistrict Litigation requesting that a separate lawsuit filed against Barclays in the U.S. District Court for the Central District of California be transferred to the Southern District judge handling the City of Providence lawsuit for consolidated or coordinated pre-trial proceedings. The transfer motion and the motion to dismiss remain pending and depending on the Panel's ruling on the transfer motion, the scope of this litigation could be expanded.
In May 2014, three purported class action lawsuits were filed in the Southern District by Harold Lanier against the securities exchanges that are participants in each of the three national market system data distribution plans - the Consolidated Tape Association/Consolidated Quotation Plan, the Nasdaq UTP Plan, and the Options Price Reporting Authority (the “Plans”) - which are established under the Securities Exchange Act of 1934 and regulated by the SEC. On August 15, 2014, Lanier filed amended complaints in each of the three lawsuits but did not alter the named defendants. New York Stock Exchange LLC, NYSE Arca, Inc. and NYSE MKT LLC, which are our subsidiaries, are among the defendants named in one or more of the suits. Lanier is claiming to sue on behalf of himself and all other similarly situated subscribers to the market data disseminated by the Plans. Lanier’s allegations include that the exchange participants in the Plans breached agreements with subscribers by disseminating market data in a discriminatory manner in that other “preferred” customers allegedly received their data faster than the proposed class. The complaints seek, among other relief, unspecified compensatory damages, restitution of the putative class’s subscription fees paid to the defendants, disgorgement of the fees paid by the so-called preferred customers, and injunctive and declaratory relief. On September 29, 2014, the defendants moved to dismiss the amended complaint, and the motion remains pending. A range of possible loss related to the cases above cannot be reasonably estimated at this time.
One of our subsidiaries, NYSE Brazil Holdings, B.V. ("NYSE BV"), is a party to a pending arbitration proceeding initiated by an arbitration demand dated June 4, 2014 in Brazil, filed by ATG Americas Trading Group, S.A. ("ATG") and ATS Brasil S.A. (“ATS”). NYSE BV and ATG own 20% and 80%, respectively, of the equity in ATS, a company with a prospective cash equity trading platform in Brazil, which is not yet operational. ATG and ATS allege NYSE BV breached certain obligations and assert damages of at least 100 million Brazilian Reais ($41 million based on the Brazilian Real/U.S. dollar exchange rate of 0.4100 as of September 30,

2014). NYSE BV has served ATG and ATS with a responsive statement which denies liability in connection with the claims, and we are defending the proceeding.

ITEM  1(A).     RISK FACTORS

In the third quarter of 2014, there were no significant new risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” in our 2013 Form 10-K. In addition to the other information set forth in this Quarterly Report, including the Regulatory Update Section of Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the factors discussed under “Risk Factors” in our 2013 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The table below sets forth the information with respect to purchases made by or on behalf of Intercontinental Exchange, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended September 30, 2014.

Period (2014)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)(1)
July 1 - July 31	1,793,484	$195.13	1,793,484	$700
August 1 - August 31	—	—	1,793,484	700
September 1 - September 30	523,200	188.56	2,316,684	601
Total	2,316,684	193.64	2,613,684	601

(1)
In March 2014, we entered into a Rule 10b5-1 trading plan under the Securities Exchange Act of 1934 permitting open market repurchases of our common stock based on certain triggers described in the trading plan. During the three months ended September 30, 2014, we repurchased 2.3 million shares of our common stock on the open market or through the Rule 10b5-1 trading plan at an aggregate cost of $448 million through cash on hand and the issuance of commercial paper. In July 2014, our board of directors approved an additional $600 million under our share repurchase authorization, which brought the total authorization after the July purchases to $700 million. As of September 30, 2014, the remaining authorization permits repurchases of up to $601 million of our common stock with no fixed expiration date. In September 2014, we entered into a new Rule 10b5-1 trading plan and we expect to fund remaining share repurchases with a combination of cash on hand, future cash flows and by borrowing under our existing credit facilities and our commercial paper program. The timing and extent of any future repurchases that are not pursuant to the Rule 10b5-1 trading plan adopted in September 2014 are at the discretion of our management and will depend upon market conditions, amount authorized by our board of directors, our stock price, our target debt ratio and corporate debt rating, and our strategic growth initiatives at that time. The stock repurchases may be discontinued at any time or we may enter into a new Rule 10b5-1 trading plan. Our board of directors may increase or decrease the amount of capacity we have for repurchases from time to time.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
Not applicable.

ITEM 6.        EXHIBITS

Exhibit Number		Description of Document

2.1	—
Agreement and Plan of Merger by and among Intercontinental Exchange, Inc., Sandstone Merger Sub, Inc., Super Derivatives, Inc. and Shareholder Representatives Services LLC, as Stockholders' Agent, dated September 5, 2014 (incorporated by reference to Exhibit 2.01 to Intercontinental Exchange, Inc.'s Current Report on From 8-K filed with the SEC on September 11, 2014).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	—	Section 1350 Certification of Chief Executive Officer.

32.2	—	Section 1350 Certification of Chief Financial Officer.

101	—
The following materials from Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Income and Redeemable Non-Controlling Interest (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*
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

Intercontinental Exchange, Inc. (Registrant)

Date: November 4, 2014	By:	/s/ Scott A. Hill
Scott A. Hill
Chief Financial Officer
(Principal Financial Officer)