Form 10-K
period 2014-12-31
Intercontinental Exchange, Inc.
filed 2015-02-05
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

(Do not check if a smaller company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $21,534,819,124. As of February 3, 2015, the number of shares of the registrant’s Common Stock outstanding was 112,008,777 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year to which this report relates.

Intercontinental Exchange, Inc.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2014

PART I

In this Annual Report on Form 10-K, unless otherwise indicated, the terms “Intercontinental Exchange ”, “ICE”, “we”, “us”, “our”, “our company” and “our business” refer to Intercontinental Exchange, Inc. together with its consolidated subsidiaries. References to ICE products mean products listed on one of our markets.
We are a leading global operator of exchanges and clearing houses. We were previously known as IntercontinentalExchange Group, Inc. and changed our name to Intercontinental Exchange, Inc., a Delaware corporation, on June 2, 2014. We were organized on March 6, 2013 as a direct, wholly-owned subsidiary of Intercontinental Exchange Holdings, Inc. (formerly known as IntercontinentalExchange, Inc.) for the purpose of effecting Intercontinental Exchange Holdings, Inc.'s acquisition of NYSE Holdings LLC (formerly known as NYSE Euronext Holdings LLC) ("NYSE"), which occurred on November 13, 2013 in a stock and cash transaction valued at $11.1 billion. Upon the completion of the acquisition, Intercontinental Exchange Holdings, Inc. and NYSE each became our wholly-owned subsidiaries. The NYSE acquisition has been treated as a purchase business combination for accounting purposes, with Intercontinental Exchange, Inc. designated as the acquirer. As such, the historical financial statements of IntercontinentalExchange, Inc. have become the historical financial statements of Intercontinental Exchange, Inc. The predecessor entity to Intercontinental Exchange Holdings, Inc. was established in May 2000.
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
Forward-Looking Statements
This Annual Report on Form 10-K, including the sections entitled “Business”, “Legal Proceedings,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements and we caution you not to place undue reliance on any forward-looking statements we may make. Forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include, among others, those set forth in Item 1(A) under the caption “Risk Factors” and elsewhere in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, or SEC. Forward-looking statements and other factors that may affect our performance include, but are not limited to, those listed below:

•	our expectations regarding the business environment in which we operate and trends in our industry, including trading volumes, clearing, fees and changing regulations;

•	conditions in global financial markets and domestic and international economic conditions;

•	volatility in commodity prices, equity prices, and price volatility of financial benchmarks and instruments such as interest rates, credit spreads, equity indexes and foreign exchange rates;

•
the impact of any changes in domestic and foreign laws, regulations, rules or government policy with respect to financial markets, including any changes in previously issued regulations and policies, increased regulatory scrutiny or enforcement actions resulting from ongoing scrutiny of the U.S. equity market structure and our ability to comply with regulatory requirements;

•	the success of our clearing houses and our ability to minimize the risks associated with operating multiple clearing houses in multiple jurisdictions;

•	the performance and reliability of our technology and the technology of our third party service providers;

•	our ability to identify and effectively pursue acquisitions and strategic alliances and successfully integrate the companies we acquire;

•	increasing competition and consolidation in our industry;

•	our ability to continue to realize the synergies and benefits of the NYSE acquisition within the expected time frame, and continue to integrate NYSE’s operations with our business;

•	our ability to keep pace with rapid technological developments and to ensure that the technology we utilize is not vulnerable to security risks, hacking and cyber attacks;

•	the soundness of our electronic platform and disaster recovery system technologies;

•	the accuracy of our cost estimates and expectations;

•	our belief that cash flows from operations will be sufficient to service our current levels of debt and fund our working capital needs and capital expenditures for the foreseeable future;

•	our ability, on a timely and cost-effective basis, to offer additional products and services, leverage our risk management capabilities and enhance our technology;

•	our ability to maintain existing market participants and attract new ones;

•
our ability to protect our intellectual property rights, including the costs associated with such protection, and our ability to operate our business without violating the intellectual property rights of others;

•	our ability to identify trends and adjust our business to benefit from such trends; and

•	potential adverse results of threatened or pending litigation and regulatory actions and proceedings.
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

ITEM 1.	BUSINESS
Our Business
We are a leading global operator of regulated exchanges, clearing houses and data services for financial and commodity markets. We operate global marketplaces for trading and clearing a broad array of securities and derivatives contracts across major asset classes, including energy and agricultural commodities, interest rates, equities, equity derivatives, credit derivatives, bonds and currencies. On November 13, 2013, we completed our acquisition of NYSE.
Our regulated exchanges include: futures exchanges in the United States, or U.S., United Kingdom, or U.K., Canada, Singapore and Europe, three securities exchanges and two equity options exchanges. We also operate over-the-counter, or OTC, markets for physical energy and credit default swaps, or CDS. We currently own or operate seven central counterparty clearing houses. Through our widely-distributed electronic trading, clearing and post-trade platforms, we bring together buyers and sellers by offering liquid markets, benchmark products, access to capital markets, and a range of services to support market participants’ trading and risk management activities.
Our business is conducted as a single reportable business segment, and substantially all of our identifiable assets are located in the United States, United Kingdom, Continental Europe, Israel, Canada and Singapore. See note 18 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a summary of our revenues, net assets and net property and equipment by geographic region.
Derivatives Exchanges
Our derivatives markets provide participants with a means for trading and managing risks associated with price volatility, securing physical delivery of certain contracts, as well as enabling investment, asset allocation and diversification. The majority of our commodity contract volume is either financially or cash settled, meaning that settlement is made through cash payments based upon the difference between the contract price and the value of the underlying commodity at contract expiry rather than through physical delivery of the commodity or financial instrument itself. Our futures contracts are cleared through one of our central counterparty clearing houses. Our global customer base includes financial institutions, corporations, manufacturers, utilities, commodity producers and consumers, institutional and individual investors and governmental bodies. Our equity derivatives exchanges operate markets for security options based on equities, equity indexes and exchange traded products, or ETPs.
We conduct our derivatives business through the following regulated exchanges:

•
ICE Futures Europe operates as a Recognized Investment Exchange in the United Kingdom, where it is supervised by the Financial Conduct Authority, or FCA. Liffe, formerly a subsidiary of NYSE, was a London-based leading global futures exchange for financial and agricultural futures contracts. In November 2014, we completed the transition of Liffe’s contracts, regulation and operation to ICE Futures Europe. Today, ICE Futures Europe is a leading exchange for futures and options contracts based on global crude and refined oil, interest rates, equity indices, single stocks, agricultural commodities, emissions, natural gas and power, global coal, freight, iron ore and natural gas liquids. Its members and market participants include many of the world’s largest financial institutions, investment fund asset managers, energy companies, commercial energy consumers and other end users. ICE Futures Europe contracts are cleared by ICE Clear Europe, which is supervised by the Bank of England as a Recognized Clearing House. ICE Clear Europe is also registered as a Derivatives Clearing Organization, or DCO, by the Commodity Futures Trading Commission, or CFTC, and a Securities Clearing Agency, or SCA, in the United States, and has applied for authorization as a Central Clearing Counterparty, or CCP, under what is known as the European Market Infrastructure Regulation, or EMIR. ICE Futures Europe offers its screens for electronic trading in 62 jurisdictions.

•
ICE Futures U.S. is a leading global futures and options exchange that lists futures and options for agricultural and energy commodities, equity indexes, currencies and precious metals. ICE Futures U.S. operates as a Designated Contract Market, or DCM, under the Commodity Exchange Act and is regulated by the CFTC. ICE Clear Europe clears the energy contracts listed on ICE Futures U.S. and ICE Clear U.S. clears all other contracts. Each clearing house is a DCO, regulated by the CFTC with respect to those activities. ICE Futures U.S. offers its screens for electronic trading in 32 jurisdictions. During 2014, the contracts listed on Liffe U.S., formerly a subsidiary of NYSE, for equity indexes and precious metals transitioned to ICE Futures U.S.

•
ICE Futures Canada is Canada’s leading agricultural futures and options exchange. ICE Futures Canada offers futures and options contracts on canola, milling wheat, durum wheat and barley. ICE Futures Canada is a recognized commodity futures exchange under the provisions of The Commodity Futures Act (Manitoba) and is regulated by the Manitoba Securities Commission. ICE Clear Canada, which clears contracts traded on ICE Futures Canada, is a recognized clearing house under the provisions of The Commodity Futures Act (Manitoba) and is regulated by the Manitoba Securities Commission. ICE Futures Canada offers its screens for electronic trading in 19 jurisdictions.

•
ICE Endex is a leading Continental European energy exchange providing regulated, transparent markets for natural gas and power derivatives, gas balancing markets and gas storage services and is based in Amsterdam, the Netherlands. ICE Endex lists futures contracts based on Continental Europe's leading natural gas trading hub, the Title Transfer Facility, or TTF, Virtual Trading Point in the Netherlands. We are the majority owner of ICE Endex, with NV Netherlands Gasunie holding a minority stake. ICE Clear Europe provides clearing for ICE Endex.

•
NYSE Amex Options is a U.S. equity options exchange that offers order execution through a hybrid model (both electronic and via open outcry on our trading floor adjoining the New York Stock Exchange) in approximately 2,500 options issues. We currently own 84% of NYSE Amex Options, with the remaining equity interest held by seven external investors: Bank of America Merrill Lynch, Barclays Capital, Citadel Securities, Citi, Goldman Sachs, TD AMERITRADE and UBS AG.

•
NYSE Arca Options is also a U.S. equity options exchange that offers order execution through a hybrid model, with both electronic trading and trading via our trading floor in San Francisco. NYSE Arca Options offers trading in approximately 2,600 options issues.

•
ICE Futures Singapore, formerly Singapore Mercantile Exchange, operated futures markets in Singapore across metals, currencies, energy and agricultural commodities. We completed our acquisition of ICE Futures Singapore and ICE Clear Singapore on February 3, 2014, which retain licenses to operate as an approved exchange and approved clearing house and are regulated by the Monetary Authority of Singapore. The exchange and clearing infrastructures are expected to transition to the ICE trading and clearing platforms in the first half of 2015, subject to regulatory approval. As a result, a period of business transition is currently underway and the exchange and clearing house have been temporarily closed.

OTC Markets
Our OTC markets include both regulated and unregulated platforms for the execution of cleared and bilateral, or non-cleared, CDS instruments and bilateral energy contracts. ICE Swap Trade, Creditex Group and its subsidiaries (collectively, "Creditex") and Creditex Brokerage provide trade execution in our CDS business and are authorized and regulated by the CFTC. Prior to October 2013, we conducted our interdealer broker business through Creditex and Creditex Brokerage. In 2013, we launched ICE Swap Trade, our swap execution facility, or SEF, offering electronic execution in OTC energy and CDS markets. Creditex is also regulated by the Securities and Exchange Commission, or SEC. We list financially settled bilateral energy contracts on ICE Swap Trade and offer electronic trading on our physically settled natural gas, power, and crude and refined oil product contracts for forward delivery on ICE U.S. OTC commodity markets.
Clearing Houses
We currently own or operate seven clearing houses, each of which acts as a central counterparty (meaning we become the buyer to every seller and the seller to every buyer). The clearing houses provide financial security for each transaction for the duration of the position by limiting counterparty credit risk. Our clearing houses are responsible for providing clearing services to each of our futures exchanges, and for certain of our clearing houses, for contracts traded outside of our execution venues. Our clearing houses are ICE Clear Europe, ICE Clear U.S., ICE Clear Credit, ICE Clear Canada, Holland Clearing House, or HCH, The Clearing Corporation, or TCC, and ICE Clear Singapore. ICE Clear Singapore is expected to complete its transition to begin operations in the first half of 2015, subject to regulatory approval.
Securities Trading and Listings
Following our acquisition of NYSE, we operate three securities exchanges for participants to buy and sell cash equities, fixed income securities and ETPs. One of the primary functions of our markets is to ensure that orders to purchase and sell securities are executed in a reliable, orderly, liquid and efficient manner. Through our listings operations, we offer our corporate issuers of equity and developers of ETPs access to the capital markets in the United States.
We conduct our securities trading and listings business through the following exchanges and marketplaces:

•
The New York Stock Exchange is a leading global equity exchange. We conduct our primary cash equity trading and U.S. listings business through the New York Stock Exchange. In addition to common stocks, preferred stocks and warrants, the New York Stock Exchange lists structured products, such as capital securities, mandatory convertibles and repackaged securities (excluding ETPs). The New York Stock Exchange is the leading equity exchange for initial public offerings, or IPOs, globally, and enables companies seeking to raise capital to become publicly listed through the IPO process upon meeting minimum exchange listing standards.

•
NYSE MKT, formerly NYSE Amex and prior to that, the American Stock Exchange, was acquired by NYSE in 2008 and is our U.S. listing venue for emerging growth companies. NYSE MKT provides a listing venue for a broader range of companies than are qualified for listing on NYSE.

•	NYSE Arca is a fully electronic exchange in the United States for ETPs, which include exchange traded funds, or ETFs, exchange traded notes, and exchange traded vehicles.
The New York Stock Exchange and NYSE MKT combine both auction-based and electronic trading capabilities. These markets are intended to emulate, in a primarily automatic execution environment, the features of the traditional auction market that have provided stable, liquid and less volatile markets, as well as provide the opportunity for price and/or size improvement. The markets build on our core attributes of liquidity, pricing efficiency, low trading costs and tight spreads by broadening customers' ability to trade quickly and anonymously. The New York Stock Exchange designated market makers, or DMM’s, on the trading floor are charged with maintaining fair, orderly and continuous two-way trading markets by bringing buyers and sellers together and, in the relative absence of orders to buy or sell their assigned stock, adding liquidity by buying and selling the assigned stock for their own accounts. Supplemental liquidity providers, or SLP’s, are a class of high-volume members financially incentivized to add liquidity on the New York Stock Exchange by fulfilling quoting requirements. "Floor brokers" act as agents on the trading floor to handle customer orders. Companies listing equity securities on our markets must meet minimum initial and ongoing financial and governance listing requirements.
NYSE Arca operates an all-electronic stock exchange for trading all U.S. listed securities and is a listing venue for ETPs. NYSE Arca's trading platform provides customers with electronic execution and open, direct and anonymous market access. NYSE Arca operates the lead market maker program, whereby a lead market maker functions as the exclusive dedicated liquidity provider in NYSE Arca primary listings. Selected by the issuer, the lead market maker must meet minimum performance requirements determined by NYSE Arca, which include percentage of time at the national best bid and offer, average displayed size and average quoted spread, and must support the NYSE Arca opening and closing auctions.
Data Services
We offer data services across our markets. We compile and package market data derived from trading activity in our markets into products that are relied upon by customers all over the world. The broad distribution of accurate and reliable market data is essential to the proper functioning of any cash or derivatives market because it enables market professionals and investors to make informed risk management and trading decisions. The quality of our market data, our collection and distribution facilities, and our technology help attract liquidity to our exchanges. Our primary data services fees include the provision of real-time information relating to price, transaction and order data on all of the instruments traded on the cash and derivatives markets of our exchanges and fees from Secured Financial Transaction Infrastructure, or SFTI, which is a physical network infrastructure that connects our markets and other major markets centers with market participants and allows those participants to receive data feeds. See "- ICE Data Services" and "- NYSE Data Services" below.
Initial Public Offering of Euronext
On June 24, 2014, we sold 65.8 million shares of common stock of Euronext, representing 94% of all outstanding shares, in three transactions. The three transactions include our sale of 42.2 million shares of Euronext common stock in an IPO at €20 per share, 23.4 million shares of Euronext common stock to a group of European institutional investors at €19.20 per share, and 0.2 million shares of Euronext common stock to eligible Euronext employees at €16 per share. On December 9, 2014, we sold our remaining 4.2 million shares of Euronext common stock, representing 6% of the outstanding shares of Euronext, for €95 million ($118 million). We no longer hold any shares of Euronext stock and these four transactions generated an aggregate €1.5 billion ($2.1 billion) in net cash proceeds for us. The net cash proceeds received included cash of $220 million distributed from Euronext as part of the separation of Euronext from us.
We de-consolidated the assets and liabilities of Euronext as of the IPO date and included the financial results of Euronext in discontinued operations in our consolidated financial statements. Refer to note 16 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on the IPO and sale of Euronext and the presentation of the results as discontinued operations.We used the cash proceeds from the IPO and sale of Euronext shares to repay debt.
In connection with the IPO, Euronext and ICE entered into a series of services agreements and related agreements, or SLAs, to ensure that Euronext and ICE (including Liffe) have continuity in operating their respective businesses through the separation. The majority of the SLAs terminated at the end of 2014 and provided for, among other things, Euronext operational support and transition services to be provided to Liffe until the completion of the transition to ICE Futures Europe and the ICE platform in November 2014.

Liffe Transition to ICE Futures Europe
We successfully transitioned all of the Liffe futures and options contracts to ICE Futures Europe during the year ended December 31, 2014. These products are now made available for trading on ICE Futures Europe via the ICE trading platform.
NYSE Technologies Divestitures
NYSE previously operated a commercial technology business, NYSE Technologies, which offered transaction, data and infrastructure services, and managed solutions for market participants. During the year ended December 31, 2014, we sold NYFIX, Metabit and Wombat, three companies that comprised NYSE Technologies. These sales completed our previously announced intention to divest non-core NYSE Technologies assets.
The results of NYFIX, Metabit and Wombat are reflected as discontinued operations in the consolidated financial statements. We used the net cash proceeds from the sales to repay debt, invest in growth initiatives, pursue strategic investments and return capital to shareholders via dividends and share repurchases. Refer to note 16 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on the sales and the presentation of the results as discontinued operations.
History
Intercontinental Exchange, Inc., through its predecessor companies, including IntercontinentalExchange, Inc., was established in May 2000. Our mission was to serve the OTC energy markets by providing a transparent, accessible, around-the-clock electronic trading platform to a previously fragmented and opaque market structure. Through the ICE platform, we offered the energy community price transparency, efficiency, liquidity and lower transaction costs than were available through traditional methods of trade execution, such as voice brokered or open outcry markets.
In June 2001, we expanded into the futures markets by acquiring ICE Futures Europe, formerly the International Petroleum Exchange of London. ICE Futures Europe is today the leading energy futures exchange outside of the United States. In 2002, we were first to develop cleared OTC energy products for the industry. In addition, ICE Data was formed in 2002 to meet the demand for market data in the energy markets.
In November 2005, we completed our IPO on the New York Stock Exchange under the ticker symbol “ICE” and have since become a member of the Russell 1000 and the S&P 500 indexes.
In January 2007, we acquired ICE Futures U.S., formerly the New York Board of Trade. Following the introduction of electronic futures trading in 2007, ICE Futures U.S. transitioned from a fully floor-based futures exchange to an electronic futures exchange. In August 2007, we acquired ICE Futures Canada, formerly the Winnipeg Commodity Exchange, which is the largest canola futures market.
In August 2008, we completed our acquisition of Creditex, a leading interdealer broker for the execution and processing of credit derivatives. We launched ICE Clear Europe in November 2008 and launched ICE Clear Credit in March 2009.
In July 2010, we acquired Climate Exchange plc, or CLE, an operator of environmental markets in the United States and Europe. CLE was the parent company of European Climate Exchange. In July 2011, we acquired a 12% stake in Cetip, S.A., or Cetip, a publicly traded company that is Brazil’s leading operator of registration and custodial services for securities, fixed-income bonds and OTC derivatives.
In March 2013, we acquired 79% of the derivatives and spot business of the energy exchange formerly known as APX-ENDEX and renamed it ICE Endex. The trade execution and clearing of the ICE Endex derivatives products have transitioned to our trading platform and to ICE Clear Europe.
On November 13, 2013 we acquired NYSE in a stock and cash transaction valued at $11.1 billion. This transaction added additional asset classes and products to our portfolio including interest rates, commodities and equity derivatives, equity options and cash equities, and the license to administer LIBOR.
In February 2014, we acquired ICE Futures Singapore and ICE Clear Singapore, formerly Singapore Mercantile Exchange and Singapore Mercantile Exchange Clearing Corporation, respectively, in an all-cash transaction. The acquisition adds an Asian footprint to our current network of markets and clearing houses in the United States, the United Kingdom, Continental Europe and Canada. The exchange and clearing house have been temporarily closed during a period of business transition and are expected to reopen and transition to the ICE trading and clearing platforms in the first half of 2015.

In October 2014, we acquired SuperDerivatives, Inc. in an all-cash transaction. The acquisition is intended to accelerate our multi-asset class clearing, risk management and market data strategy. In December 2014, we completed the transaction to acquire a seventy-five percent ownership stake in HCH, a derivatives clearing house based in Amsterdam which provides clearing for The Order Machine, or TOM, a European multi-lateral trading facility.
Our Growth Strategy
The record consolidated revenues and trading volume we achieved in 2014 reflect our focus on the implementation and execution of our long-term growth strategy. We have expanded our core exchange and clearing business both organically and through acquisitions, developed innovative new products for global markets, and provided trading-related services to a larger and more diverse participant base. In addition, we have completed a number of strategic alliances to leverage our core strengths and grow our business. We seek to advance our leadership position in our markets by focusing our efforts on the following key strategies for growth:

•	expand on our extensive clearing and risk management capabilities;

•	attract new market participants and offer additional products and asset classes;

•	expand our data offerings and maintain leadership in our listing businesses;

•	continue to enhance our technology infrastructure and increase distribution; and

•	pursue select acquisitions and strategic opportunities.
Expand on Our Extensive Clearing and Risk Management Capabilities
By establishing and maintaining our own clearing operations, we are able to respond to market demand for central clearing and related risk management services. With the 2007 acquisition of ICE Clear U.S, the 2008 launch of ICE Clear Europe, the 2009 launch of ICE Clear Credit and the 2011 migration of ICE Clear Europe from outsourced clearing technology to internally developed clearing technology and related software, we now manage our product development cycle and risk management systems and are better able to introduce products that our customers require in a timely manner, subject to regulatory approvals. As new markets evolve, we intend to leverage our domain knowledge in clearing to meet additional demand for clearing globally. For example, we acquired ICE Clear Singapore to better serve our market participants across Asia. With the transaction to acquire a majority stake in HCH, we own or operate seven clearing houses globally, including in the United States, United Kingdom, Continental Europe, Canada and Singapore.
Attract New Market Participants and Offer Additional Products and Asset Classes
Our derivatives customer base has grown and diversified due to the continued emergence of new participants in the derivatives and financial markets; the increased use of hedging programs by commercial enterprises; our expansion into new markets; the increased access to our markets as a result of electronic trading; regulatory reform which increasingly requires the use of clearing; the expansion of our product set; and the increased allocation to commodities by institutional investors. Our market participants include financial institutions, asset managers, pension funds, commodity producers and refiners, utilities and governments, as well as industrial and manufacturing businesses that are increasingly engaging in hedging, trading and risk management strategies. We believe that many participants are attracted to our markets due in part to our markets' transparency, the need to hedge price volatility and reduced barriers to market access. We intend to continue to expand our customer base by leveraging our existing relationships and our global sales and marketing team to promote participation in our markets, and by expanding our range of products and services.
We have grown, and intend to expand our extensive clearing services and our ability to develop new and innovative products and solutions, including expanding the market data services we offer customers. Through ICE Futures Europe, we offer our customers the ability to trade and manage risk in interest rates, the largest futures asset class, as well as provide an enhanced suite of products in agriculture and equity indices. Through NYSE, we offer access to U.S. equity and options trading. We have also enhanced our product offerings by entering into strategic relationships and licensing arrangements, including the license for futures on MSCI and FTSE indexes and the DTCC GCF Repo Index®. We intend to continue to expand the range of products we offer, both by product type and contract design by continuing to work with our customers and potential partners to develop new products. We may also seek to license our platform to other exchanges for the operation of their markets on our platform, as we have done in the past with NGX, Climate Exchange, and Cetip.
Expand our Data Offerings and Maintain Leadership in our Listing Businesses
With the combination of ICE and NYSE markets, we have strengthened and enhanced our market data offering for customers. Also, on October 7, 2014, we acquired SuperDerivatives, a leading provider of risk management analytics, financial market data and valuation services. The SuperDerivatives acquisition is intended to accelerate our multi-asset class clearing, risk management and market data strategy.
In addition, we administer the LIBOR and ISDAFIX benchmarks through ICE Benchmark Administration, or IBA, which commenced administration of these benchmarks in 2014. In 2015, IBA will assume the administration of the Gold Price benchmark. We also continue to pursue opportunities in markets we do not currently serve.
In our NYSE listings business, we intend to continue to focus on enhancing our product offerings and services to retain and attract companies of all sizes and industries to our listing venues. In 2014, demand for our listing services continued to be strong in terms of new listings and secondary offerings. A total of 195 issuers listed their securities on NYSE markets in 2014 and there are over 2,400 total companies listed on the New York Stock Exchange and NYSE MKT. NYSE was the leader in capital raising in 2014 with $183 billion raised in 552 transactions. The New York Stock Exchange listed 129 IPO's in 2014 raising total IPO proceeds of $70 billion, including the largest IPO in history, and also led in technology IPO's for the fourth consecutive year.
Continue to Enhance Our Technology Infrastructure and Increase Distribution
We develop and maintain our own network infrastructure, electronic trading platform and clearing systems to ensure the delivery of leading-edge technology that meets our customers’ demands for price transparency, reliability, risk management and transaction efficiency. We intend to continue to increase ease of access and connectivity with our existing and prospective market participants. We develop and maintain all of our trading and clearing systems, as well as many post-trade systems such as ICE Link and ICE Trade Vault, among others. We are developing a new integrated trading platform and matching engine for the five U.S. cash equities and equity options markets, which NYSE currently operates on distinct platforms to improve performance and reduce the cost and complexity of operating multiple equity and options trading systems.
Pursue Select Acquisitions and Strategic Opportunities
As an early consolidator in global markets, we intend to continue to explore and pursue acquisitions and other strategic opportunities to strengthen our competitive position globally, broaden our product offerings and services for our customers, and support the growth of our company while maximizing shareholder value as measured by return on invested capital and earnings growth. We may enter into business combinations, make acquisitions or enter into strategic partnerships, joint ventures or alliances, any of which may be material. In addition to growing our business, we may enter into these transactions for a variety of reasons, including leveraging our existing strengths to enter new markets, expanding our products and services, addressing underserved markets, advancing our technology, anticipating or responding to regulatory change, or taking advantage of new developments and potential changes in our industry.
Our Products and Services
As a leading operator of global futures exchanges, equity and equity options exchanges, OTC markets and clearing houses, we seek to provide our participants with centralized access to our markets for price transparency, trade execution, clearing and related services that support trading, listings and risk management activities. The primary services we provide are trade execution, listings, price discovery and transparency, trade processing and repositories, clearing, benchmark administration and market data.
Trading in our regulated markets is available to our members and market participants. Once trades are executed on our derivatives platforms, they are matched and forwarded to a trade registration system that routes them to the applicable clearing house for clearing and settlement. In our clearing houses, derivatives trades are maintained by our risk management systems until the positions are closed out by our customers. Most of our markets are regulated and are responsible for carrying out self-regulatory functions and have governance, compliance, surveillance and market supervision functions.
Regulated Energy Futures Contracts
We operate regulated markets for energy futures contracts and options on those contracts through our subsidiaries ICE Futures Europe and ICE Futures U.S. Our core products include contracts based on crude and refined oil, natural gas, power, emissions, coal, freight, iron ore and natural gas liquids. In aggregate, we make available for trading over 1,500 energy futures contracts. Our largest energy contract is the ICE Brent crude futures contract. The contract is a derivative of the ICE Brent Index, which is based on trades in the forward physical market for blends of light, sweet crude oil that originate from oil fields in the North Sea that comprise the Brent, Forties, Oseberg, Ekofisk, or BFOE, complex as well as other oil fields that have been added in recent years. The Brent complex, which includes ICE Brent crude futures, is a group of related benchmarks used to price a range of traded oil products, including approximately two-thirds of the world’s internationally-traded crude oil. The ICE Low Sulphur Gasoil futures contract is a European diesel oil contract that offers physical delivery and serves as a middle distillate pricing benchmark for refined oil products, particularly in Europe and Asia. We also operate the world’s second largest market for trading in West Texas Intermediate, or WTI, crude oil futures, as measured by the volume of contracts traded in 2014 according to the

Futures Industry Association. The WTI Crude futures contract is the benchmark for pricing U.S. crude. ICE’s share of the crude oil futures market in volume terms for 2014 was 54%. ICE also operates leading markets for North American, European and U.K. natural gas futures.
Regulated Agricultural Futures Contracts
ICE Futures U.S. and ICE Futures Europe are our regulated, leading commodity futures exchanges for the trading of agricultural commodities. These contracts are designed to provide effective pricing and hedging tools to industry users worldwide, as well as strategic trading opportunities for investors. The prices for our agricultural contracts serve as global benchmarks for the physical commodity markets, including Sugar No. 11® (world raw sugar), white sugar, Coffee “C”® (Arabica coffee), robusta coffee, Cotton No. 2® (cotton), U.S. and London cocoa and frozen concentrated orange juice.
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
Regulated Financial Futures Contracts
ICE Futures Europe makes available for trading a range of financial futures products, including interest rate, equity index, and currency derivative products, which were transitioned from the Liffe platform during 2014. Core products are short-term interest rate, or STIR, contracts, with its principal STIR contracts based on implied forward rates denominated in euro and sterling, such as Euribor, Sterling and Gilts, as well as U.S. rates relating to Eurodollar and GCF repo futures. In addition, we introduced approximately 20 new interest rate products in 2014 that further extend the duration of our interest rate complex into medium and long-term interest rates across European markets. In November 2014, we completed the transition of Liffe’s operations and markets to ICE Futures Europe.
ICE Futures U.S. offers financial products in currency, equity index and credit index markets, including futures and options contracts on Russell indexes, including the Russell 2000®, Russell 1000® and related indexes, and futures on certain MSCI indexes. We entered into a licensing arrangement with Russell and retain certain exclusive rights for the remainder of the licensing agreement term, which extends through June 2017, subject to achieving specified trading volumes. We also entered into a licensing agreement with MSCI, Inc. and retain certain exclusive rights with respect to 540 MSCI equity indexes, most notably the Emerging Markets and EAFE indices, for the remainder of the licensing term.
ICE Futures U.S. lists futures and options contracts for approximately 56 currency pair contracts including euro-based, U.S. dollar-based, yen-based, sterling-based and other cross-rates, as well as the benchmark USDX® futures contract.
Securities Products and Listings
We offer securities trading products and listings through our exchange subsidiaries: the New York Stock Exchange, NYSE MKT and NYSE Arca. Through these exchanges, we provide multiple marketplaces for investors, broker-dealers and other market participants to meet directly to buy and sell equities, fixed income securities and ETPs. One of the primary functions of our markets is to ensure that orders to purchase and sell securities are executed in a reliable, orderly, liquid and efficient manner.
We offer our customers access to the capital markets in the United States. Through our various listing venues, we allow companies to list domestic and international equity securities, corporate structured products, convertible bonds, ETPs and bonds.
Fees we receive from NYSE Governance Services are included in listing fee revenues. NYSE Governance Services is a leading provider of corporate governance, risk and compliance services to a diverse set of customers, including a number of those listed on the NYSE.
Credit Derivatives Products
Credit default swaps, or CDS, are derivative instruments that involve a credit risk transfer between counterparties with respect to fixed income instruments such as corporate and sovereign debt securities. CDS are mainly used to hedge against credit risk exposure related to a particular reference entity for a specified debt obligation or debt instrument. The buyer of the CDS contract, who may or may not own the underlying reference instrument, will make a payment or a series of payments to the seller of the CDS contract in return for protection against credit events with respect to the underlying reference entity or security.
We offer electronic and voice brokered trade execution for CDS through Creditex Brokerage, which is authorized and regulated by the FCA, and Creditex, our U.S. based interdealer broker, which is regulated by the CFTC and SEC. In 2013, we launched ICE Swap Trade, which provides electronic execution for the OTC credit markets. We offer clearing services for the CDS markets through ICE Clear Europe and ICE Clear Credit. Both CDS clearing houses are open-access and therefore accept qualifying trades for clearing that are executed on other venues.
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
OTC Energy Products
Our OTC energy markets comprise the trading of bilateral energy contracts. We operate our financially settled bilateral energy markets through ICE Swap Trade and we offer electronic trading of contracts based on physically settled natural gas, power and refined oil products through ICE U.S. OTC Commodity Markets.
As of December 31, 2014, we list approximately 500 OTC energy contracts on our electronic trading platform that are available for bilateral trading. A substantial portion of our OTC volume relates to approximately 70 contracts in North American natural gas and power, and global oil. For these contracts, the highest degree of market liquidity resides in the front (next day or month) contracts.
ICE Data Services
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
ICE Data services include publication of daily indexes, historical price and other transaction data, view-only and mobile access to our trading platform, end of day settlements and price data. ICE Data also offers a service that provides independent validation of participants’ own valuations for OTC products. We also charge for access to our ICE Data offerings through our colocation services.
NYSE Data Services
NYSE’s primary market data service is the distribution of real-time market data. This data includes price, transaction and order book data on all of the instruments traded on NYSE's cash and derivatives markets. The data is marketed in different information products, and can be packaged according to the type of instrument (shares, derivatives or indexes), the depth of the information (depth of the order book, number of lines of bid and ask prices), and the type of customer (professional or non-professional). The data is disseminated primarily via data vendors, but also directly to financial institutions and other service providers in the financial sector. NYSE provides two types of market data products and services: core data products, or those governed by National Market Systems, or NMS, plans, and non-core, or proprietary, data products.
NYSE operates SFTI, which is a physical network infrastructure that connects our markets and other major market centers with numerous market participants in the United States and Europe and allows those participants to receive data feeds. SFTI is a redundant network that supports a range of NYSE services and third-party content and connects all NMS market centers in the United States.
Core Data Products
The SEC requires securities markets to join together in consolidating their bids, offers and last sale prices for each security, and to provide this information to the public on a consolidated basis. We work with other exchanges and FINRA to make our U.S. market data available, on a consolidated basis, on what is often referred to as the "consolidated tape." The data resulting from the consolidated tape is also referred to as "core data." This intermarket cooperative effort provides the investing public with the reported transaction prices and the best bid and offer for each security, regardless of the market from which a quote is reported or on which market a trade takes place. Last sale prices and quotes in NYSE-listed, NYSE MKT-listed and NYSE Arca-listed securities are disseminated through Tape A and Tape B, which constitute the majority of our NYSE market data revenues. We also receive a share of the revenues from Tape C, which represents data related to trading of certain securities (including ETPs) that are listed on Nasdaq.
Non-Core Data Products

We make certain market data available independently of other markets, which is known as non-core, or proprietary, data. We package this type of market data as real-time quoting and trading products (such as NYSE OpenBook, through which we make available all limit orders) and historical products used for analysis by traders, researchers and academics. These products are proprietary to us, and we do not share the revenues that they generate with other markets. Generally, proprietary data that provides real-time quoting or trading information regarding our markets is subject to review by the SEC. In addition, the pricing for these market data products is subject to review by the SEC on the basis of whether prices are fair, reasonable and not unfairly discriminatory.
Through our Index Weightings service, we also provide traders, analysts, investors and others who rely on up-to-date index information with daily information on the exact composition and weighting of our indexes and precise details of changes in index levels and constituent share prices. We also offer comprehensive corporate actions information for all New York Stock Exchange, NYSE Arca and NYSE MKT listed instruments.
ICE Benchmark Administration
LIBOR
In September 2012, the Wheatley Review, an independent UK-based review of the setting and usage of the London Interbank Offered Rate, or LIBOR, identified the need for an independent administrator for LIBOR. Following a selection process by the Hogg Tendering Advisory Committee, which was an independent committee established to recommend a new administrator for LIBOR, ICE Benchmark Administration, or IBA, our wholly-owned subsidiary, was recommended as the administrator for LIBOR in July 2013. In February 2014, IBA was authorized by the FCA to commence administration of LIBOR as an independent and regulated benchmark administrator. Since authorization, IBA has been working with global industry associations, stakeholders and regulators to transition LIBOR and improve the integrity and transparency of the benchmark. IBA has established a robust oversight and governance framework, in addition to developing surveillance technology and analytical tools to operate the benchmark setting process.
ISDAFIX
In April 2014, IBA was appointed as the new administrator of ISDAFIX by the International Swaps and Derivatives Association, or ISDA, and formally commenced its role as the administrator on August 1, 2014. The ISDAFIX benchmark represents the average mid-market swap rate for major currencies at selected maturities on a daily basis. Market participants use the rate to price and settle swap contracts and as a reference rate for floating rate bonds. IBA is in the process of evolving the calculation methodology for ISDAFIX from a submission-based rate using inputs from a panel of banks to a rate calculated from tradeable quotes displayed on regulated trading venues. This move will be made possible by the introduction of electronic markets for interest rate swaps and is designed to align the ISDAFIX benchmark with the principles for financial benchmarks published by the International Organization of Securities Commissions, or IOSCO, in 2013, which were subsequently endorsed by the G20 and by the Financial Stability Board.
Gold Price
In November 2014, IBA was appointed as the administrator of the Gold Price by the London Bullion Market Association, or LBMA. IBA will start administrating the Gold Price in early 2015. The LBMA Gold Price will replace the Gold Fixing Price that has been in existence since September 1919. The price is set in London twice a day and provides a published benchmark price that is widely used as an international pricing medium by producers, consumers, investors and central banks.
Clearing Services
We currently own or operate the following seven clearing houses:

•
ICE Clear Europe clears ICE Futures Europe, ICE Endex and Liffe (prior to its products being transfered to ICE Futures Europe in 2014) futures contracts for interest rates, equity indexes, energy and agriculture products, as well as European CDS instruments and energy futures contracts made available for trading at ICE Futures U.S.;

•	ICE Clear U.S. clears ICE Futures U.S. soft commodity, currency, metals, credit and domestic and global equity index futures contracts;

•	ICE Clear Credit clears North American, European and Emerging Market CDS instruments;

•	ICE Clear Canada clears ICE Futures Canada agricultural futures contracts;

•	HCH currently clears for TOM;

•	TCC offers clearing services for ICE Futures U.S., which may include mini-sized, financially settled versions of current ICE Futures U.S. contracts; and

•	ICE Clear Singapore is not yet operational due to the transition to ICE technology that is underway and regulatory approvals, which are expected in the first half of 2015.
Our clearing strategy is designed to provide financial security to our diverse markets while providing capital efficiency and meeting the risk management, capital and regulatory requirements of a global marketplace. Our clearing houses clear, settle and guarantee the financial performance of futures contracts and options on futures contracts. ICE Clear Europe also clears European CDS instruments, and ICE Clear Credit clears North American, European and Emerging Market CDS instruments. Through each of our clearing houses, we maintain a system for the performance of financial obligations for the products we clear. This system is supported by several mechanisms, including rigorous clearing membership requirements, daily mark-to-market of positions and payment of variation margin, the calculation and posting of original margin deposits, a limited contribution of the clearing house's capital, maintenance of guaranty funds in which clearing members maintain deposits to mutualize losses, and broad assessment powers all of which cover financial losses beyond the resources of a defaulting clearing member. The amount of margin and guaranty fund deposits on hand fluctuates over time as a result of, among other things, the extent of open positions held at any point in time by market participants and the volatility of the market as reflected in the applicable margin rates for such contracts.
To ensure performance, our clearing houses maintain extensive technology and quantitative risk management systems, as well as financial and operational requirements for clearing members and minimum margin requirements for our cleared products. Our clearing houses use software based on industry standard margining conventions and on our proprietary models uniquely customized to our products to determine the appropriate margin requirements for each clearing member by simulating the possible gains and losses of complex portfolios based on price movements.
Our clearing houses have an excellent track record of risk management, and have never experienced an incident of a clearing member default which has required the use of the guaranty funds of non-defaulting members or the assets of the clearing house. Nevertheless, we have extensive risk management procedures in place to ensure we protect the interests of our clearing members and clearing houses. Each of our clearing houses has a instituted multi-layered risk management system of rules, policies and procedures to protect itself in the event of a clearing member default.
In the event of a payment default by a clearing member, the applicable clearing house would follow the default procedures specified in the rules of that clearing house. In general, the clearing houses would first apply assets of the defaulting clearing member to cover its payment obligation. These assets include original/initial margin, variation margin, positions held at the clearing house and guaranty fund deposits of the clearing member. In addition, the clearing houses could make a demand for payment pursuant to any available guarantee provided to the clearing houses by the parent or affiliate of the defaulting clearing member. Thereafter, if the defaulted payment obligation remains unsatisfied, the clearing houses would use the guaranty fund contributions of other clearing members as well as any designated contributions by the clearing house itself, as applicable, and funds collected through an assessment against all other non-defaulting clearing members, to satisfy the deficit. As part of the powers and procedures designed to backstop financial obligations in the event of a default, each of our clearing houses may levy assessments on all of their clearing members if there are insufficient funds available to cover a deficit following the depletion of all assets in the guaranty fund prior to such assessment.
We offer clearing services for the CDS markets through ICE Clear Credit and ICE Clear Europe in risk management frameworks that are separate from one another and from our futures and options or non-CDS clearing operations. We have established separate CDS risk pools for ICE Clear Credit and ICE Clear Europe, including separate guaranty funds and margin accounts, meaning that the CDS positions are not combined with positions in our traditional futures and options clearing houses. The CDS clearing houses have risk management systems that are designed specifically for CDS instruments and have independent governance structures. Both CDS clearing houses are open-access pursuant to regulatory requirements and therefore accept qualifying trades for clearing that are executed on other venues. As of December 31, 2014, our CDS clearing houses clear 379 single name instruments and 122 CDS indexes.
We have committed $303 million in borrowing capacity under our credit facilities to assist our clearing houses with liquidity that may be needed to both operate and manage a default during a time of financial stress. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" which is included elsewhere in this Annual Report on Form 10-K.
ICE Clear Credit currently self-manages clearing members' cash on deposit to satisfy original/initial margin and guaranty fund requirements. ICE Clear U.S. and ICE Clear Europe currently use external investment managers for investment activity of their clearing member cash deposits. In July 2012, the Financial Stability Oversight Council designated ICE Clear Credit as a systemically important financial market utility under Title VIII of the Dodd-Frank Act.

To provide a tool to liquidate margin and guaranty fund deposits held in the form of high quality sovereign debt, ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. have entered into Committed Repurchase Agreement Facilities, or Committed Repo. Each of these clearing houses is seeking to increase both the amount and the number of counterparties to its existing Committed Repo facilities. As of December 31, 2014, ICE Clear Europe had $350 million in Committed Repo, ICE Clear Credit had $100 million and ICE Clear U.S. had $200 million. As of January 9, 2015, ICE Clear Europe increased its Committed Repo to $450 million and ICE Clear U.S. increased its Committed Repo to $250 million. The ICE Clear Europe Committed Repo is available in U.S. dollars, euro and pound sterling, the ICE Clear Credit Committed Repo is available in U.S. dollars and euro and the ICE Clear U.S. Committed Repo is available in U.S. dollars.
The Committed Repo arrangements provide these three clearing houses with an additional liquidity tool that may be used in the event there is a need to convert high quality sovereign debt into cash on a same-day basis during a market disruption that makes it difficult to sell and settle such sovereign debt on a same-day basis.
Our Customer Base
Our customer base includes financial institutions, institutional and individual investors, major corporations, manufacturers, producers and governments. Customers may be members of one or more of our exchanges and access to our markets generally depends upon the customer's status as a member of one of our exchanges or whether they have executed an agreement with us for access through an existing member firm.
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
Securities Trading and Listings
In securities trading and listings, our customers include various market participants in the equities markets, from financial institutions, institutional investors, wholesalers, hedge funds, quantitative funds, algorithmic traders and individual investors to companies looking to raise capital and list their securities on one of our equity exchanges. Our customers are also our members, which are entities registered as broker-dealers with the SEC and that have obtained trading permits or licenses in accordance with, and are subject to the rules of the exchange in which they are members.
Our global listings businesses offer capital raising and trading of listed companies to over 2,400 companies globally, including 1,889 in the United States, which represent $27 trillion in market capitalization as of December 31, 2014. NYSE's listed companies represent a diverse range of sectors, including technology, financial services, consumer brands, industrial, transportation, media, energy and mining. These companies meet minimum initial and ongoing listings requirements, including governance and financial standards, as established by the exchange.
Data Services Participant Base
Data services participants include financial institutions, corporations, commodity trading companies, proprietary trading firms, utilities, hedge funds and private investors. A large proportion of our data services fee revenues are derived from companies executing trades on our platforms. The primary customers for our futures data services are redistributors such as Bloomberg, CQG, Interactive Data Corporation and Thomson Reuters, who redistribute our real-time pricing data.
Product Development
We leverage our customer relationships, global distribution, technology infrastructure and software development capabilities to diversify our products and services. New product development is an ongoing process, and we are continually developing, evaluating and testing new products for introduction into our markets to better serve our participant base. The majority of our product development relates to evaluating new contracts or new markets based on customer demand. New contracts often must be reviewed and approved by relevant regulators. Outside of third-party licensing costs, we typically do not incur separate, identifiable material costs in connection with the development of new products - such costs are embedded in our normal costs of operation.

While we have historically developed our products and services internally, we also periodically evaluate and enter into strategic partnerships and licensing arrangements to identify opportunities to develop meaningful new products and services.
Technology
Technology is a key component of our business strategy, and we regard effective execution of our technology initiatives as crucial to our success. Where feasible, we design and build our software systems and believe that having control over our technology allows us to be more responsive to the needs of our customers, better support the dynamic nature of our business and deliver the highest quality markets and data. Our proprietary systems are built using state-of-the-art software technologies, including component-based architectures and a combination of leading-edge open source and proprietary technology products.
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
Speed, reliability, scalability and capacity are critical performance criteria for electronic trading platforms. Connectivity to our trading platform for our markets is available through our web-based front-end, WebICE, as well as multiple independent software vendors, or ISVs, and application programming interfaces, or APIs. WebICE serves as a secure, customizable, feature-rich front-end to our trading platform. Participants can access our platform globally via the Internet or private networks by logging in via our website homepage. Generally, we have over 21,000 concurrent connections to our electronic platform globally each trading day via WebICE and through multiple ISVs, co-location data centers, dedicated lines and global telecommunication hubs. For our futures markets we offer participants the use of APIs, which allow developers to create customized applications and services around our electronic platform to suit their specific needs. Participants using APIs are able to link their own internal computer systems to our platform and enable algorithmic trading, risk management, data services, and straight-through processing. ICE mobile gives ICE customers the ability to view real-time market data, manage their order book including canceling and floating new orders, view real-time position and P&L information, and exchange audited chat messages with coworkers and customers via the secure ICE Connect network from mobile devices.
NYSE Trading Platform and Other Technology
NYSE's electronic trading platform features an open system architecture that allows users to access our system via one of the many front-end trading applications developed by ISVs. NYSE's trading platform has been designed to handle significant order flow and transaction volumes. Orders can be matched either on a price/time or pro rata basis, configurable by contract, with transacted prices and volumes and the aggregate size of all bids and offers at each price level updated on a real-time basis. In 2014, development commenced on a new, integrated matching engine for NYSE's five exchanges in order to consolidate the disparate platforms, streamline operations and improve performance.
Clearing Technology
Trade Management and Clearing Services Technology
A broad range of trade management and clearing services are offered through our clearing houses. The ICE Clearing Systems encompass a number of integrated systems, most importantly the Post-Trade Management System, or PTMS/ACT, and the Extensible Clearing System, or ECS. PTMS/ACT provides real-time trade processing services enabling clearing members to offer real-time risk management services. ECS supports open and delivery position management, real-time trade and post-trade accounting, risk management, collateral management, daily settlement and banking utilizing SWIFT as the payment system. ECS offers open, Internet-based connectivity and integration options for clearing member access to user and account management, position reporting and collateral management. ECS also has an extensive reporting system that delivers on-line access to daily and historical reports in multiple formats, as well as an extensive currency delivery system to manage the delivery and payment of currency settlements.
Clearing Risk Technology

A core component of our derivatives clearing houses is the risk management of clearing firm members. Our extensive technology and rules-based risk system provides analytical tools to determine margin, to determine credit risk, and monitor risk of the clearing members. The risk system also monitors trading activities of the clearing members.
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
ICE Trade Vault
ICE Trade Vault is a CFTC provisionally registered Swap Data Repository for the commodities and credit asset classes. ICE Trade Vault Europe Limited is an ESMA registered Trade Repository for the credit, interest rate and commodity asset classes, and has also received Trade Repository approval from the Canadian provinces of Ontario, Quebec and Manitoba. ICE Trade Vault provides safe and simple trade reporting to multiple global jurisdictions, allowing customers to comply with all applicable laws through a single, easy-to-use interface. Trades, positions and valuations are securely stored and reported in accordance with our standards and the rules set out by appropriate authorities, including U.S. Dodd-Frank and European EMIR rules.
Compliance and Regulatory Reporting Technology
We have invested or contracted for extensive internal compliance and external regulatory reporting systems for post trade analysis. For compliance, we developed ICEcap, which is used by our futures exchanges and OTC energy markets. The foundation for ICEcap is our enterprise data warehouse which combines data from multiple exchanges and clearing platforms. A flexible, customizable reporting front-end is then used to deliver the data to users, such as market supervision or regulators. ICEcap also services enterprise-wide business intelligence needs for our finance, operations and sales departments. For real time trade analysis, we have a third-party license and maintenance agreement to use the SMARTS Market Surveillance system, which gives us a real time graphical view of all of the trading in our futures and OTC markets coupled with real time alerts.
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
NYSE established two purpose-built data centers in the United Kingdom and New Jersey in 2009 to host the respective markets. Matching engines for ICE Futures Europe, the former Liffe markets and the third-party Euronext exchanges are consolidated in the U.K. facility, and our U.S. equities exchanges are hosted in the U.S. facility. We offer server co-location space at our data centers that enables market participants to house their servers and applications in the NYSE data centers on equivalent terms.
In addition to our global network, the accessibility of the ICE platform through the Internet differentiates our markets and serves to attract liquidity in our markets. As of the fourth quarter of 2014, there was an average of 21,000 simultaneous active connections daily during peak trading hours. One active connection can represent many individual traders. In addition, we have 49 order routing and 47 trade capture conformed ISVs interfacing to our trading platform. Many ISVs present a single connection while facilitating numerous individual participants entering orders and trading on our exchange. As a result, we have the potential to attract thousands of additional participants who may trade in our markets through ISVs or through our own front-end.
Cyber Security
Cyber security is critical to our operations. We employ a defense-in-depth strategy, employing leading-edge security technology and processes including encryption, firewalls, virus prevention, intrusion prevention systems and secured servers. We use a multi-tiered firewall scheme to control access to our network and have incorporated protective features within applications to ensure the integrity of participant data and connectivity. Where our services are accessible via Internet, we have implemented additional restrictions to limit access to specific approved networks. Technology from advanced threat mitigation providers is deployed and the key security metrics are reviewed quarterly by an Information Security Oversight Committee comprised of senior management representatives from all major subsidiaries. We work closely with law enforcement, government intelligence and financial services peer groups in the jurisdictions in which we operate, leveraging information sharing resources to monitor the latest threat intelligence and evaluate the latest controls and technology. We also maintain insurance coverage that may, subject to the terms and conditions of the policy and payment of significant deductibles, cover certain aspects of cyber security issues; however, our cyber security insurance coverage may not be sufficient to cover all losses. We monitor physical threats in addition to cyber and continuously review and update physical security and environmental controls to secure our office and data center locations.
Our Competitive Strengths and Competition
Competitive Strengths
We are a leading operator of global equities, options and futures exchanges, derivative clearing houses and post-trade services. We operate leading markets in the asset classes in which we compete, including securities, cash equities, equity options, futures and many OTC markets. We believe our key strengths include our:
•liquid, global equity and derivatives markets and benchmark futures contracts;
•geographic and product diversity across 11 regulated exchanges;
•secure central counterparty clearing houses and risk management for our global markets;
•leading global listings and trading venues; and
•widely-distributed, leading edge technology for trading, clearing, data and trade processing.
Many of our futures contracts serve as global benchmarks for managing risk relating to exposure to price movements in the underlying products, including financial, energy and agricultural commodities. For example, we operate the leading market for trading in ICE Brent crude oil futures, as measured by the volume of contracts traded in 2014 according to the Futures Industry Association. The ICE Brent Crude futures contract is the leading benchmark for pricing light, sweet crude oil produced and consumed outside of the United States. The ICE Brent Crude futures contract is part of the Brent complex, which forms the price reference for approximately two-thirds of the world’s physical oil. Based on 2014 contract volume, over half of the world’s crude and refined oil futures contracts were traded through ICE Futures Europe. In 2014, open interest in Brent surpassed open interest in Nymex WTI for the first time in the contract's history. In addition, we operate a leading market for short-term European interest rates, or STIR, contracts, with our principal STIR contracts based on implied forward rates based on European Money Markets Institute, or EMMI, Euribor rates, as well as the Sterling contract. We also offer leading agricultural benchmark contracts, including sugar, cocoa, cotton and coffee, which serve as global price benchmarks.
Our regulated exchanges and platforms offer qualified market participants access to our markets, covering a range of categories, including interest rates, equities, energy, agricultural, metals, equity index, environmental, currencies, and U.S. equity options. By offering multiple markets and products we provide our participants with flexibility to implement their trading and risk management strategies across a variety of asset classes. We operate across multiple geographies and serve customers in dozens of countries as a result of listing products that are globally relevant.
We offer a range of central clearing and related risk management services to promote the security of our markets. The credit and performance assurance provided by our clearing houses to clearing members substantially reduces counterparty risk and is a critical component of our exchanges’ identities as reliable and secure marketplaces for global transactions. We believe the services offered by our clearing houses are a competitive advantage and attract market participants to our exchanges. Our clearing houses are designed to protect the financial integrity of our markets by maintaining collateral, facilitating payments and collections, enhancing capital efficiency and limiting counterparty credit risk.
We operate the leading global listings and trading venues for equities and offer our customers access to the capital markets in the United States. Our various listing venues allow companies to list domestic and international equity securities, corporate structured products, convertible bonds, trackers and debt securities. In 2014, NYSE was the global leader in IPOs for the fourth consecutive year, raising $70.3 billion in total IPO proceeds, including leading in technology company IPOs. During the same period, NYSE was the leader in follow-on financings, raising $113.1 billion in proceeds.
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

Competition
The markets in which we operate are global and highly competitive. We face competition in all aspects of our business from a number of different enterprises, both domestic and international, including traditional exchanges, electronic trading platforms and voice brokers. We believe we compete on the basis of a number of factors, including:
•depth and liquidity of markets;
•price transparency;
•reliability and speed of trade execution and processing;
•technological capabilities and innovation;
•breadth of product range;
•rate and quality of new product developments;
•quality of service;
•distribution and ease of connectivity;
•mid- and back-office service offerings, including differentiated and value-added services;
•transaction costs; and
•reputation.
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
In our derivatives markets, certain exchanges replicate our futures contracts. For example, CME Group, the largest derivatives exchange in the United States with 91% market share of all U.S. futures contracts traded, competes with our exchanges on agricultural and energy commodities, currency and equity index contracts. We also compete in interest rates and equity derivatives with Eurex, which is the derivatives exchange operated by Deutsche Börse, and NLX, which is the multi-lateral trading facility operated by Nasdaq.
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
We face significant competition with respect to securities trading, and this competition is expected to remain intense. Our current and prospective competitors include regulated markets, electronic communication networks, dark pools and other alternative trading systems, market makers and other execution venues. The 2014 merger of BATS Global Markets, Inc., or BATS, and Direct Edge, LLC may increase competitive pressures in securities trading. We also face growing competition from large brokers and customers that may assume the role of principal and act as counterparty to orders originating from retail customers, or by matching their respective order flows through bilateral trading arrangements, including through internalization of order flow. Some of these competitors are among our largest customers or are owned by our customers. In particular, many of our key customers are prioritizing their internalization and alternative trading system businesses ahead of their exchange-based market making business.
Our principal competitor for listings in the United States is Nasdaq OMX Group, Inc., or Nasdaq OMX. We also face competition for foreign issuer listings from a number of stock exchanges outside the United States, including London Stock Exchange, Deutsche Börse and stock exchanges in Tokyo, Hong Kong, Toronto, Singapore and Australia. As other liquidity venues seek exchange status, we may face more competition for listings.

NYSE Arca and NYSE Amex Options face considerable competition in the equity options markets. Their principal U.S. competitors are the Chicago Board Options Exchange, Inc., or CBOE, the International Securities Exchange Holdings, Inc., BATS, the Boston Options Exchange Group, LLC and the Nasdaq OMX, as well as startups such as Miami International Securities Exchange, LLC, and ELX Futures, L.P., backed by a consortium of banks and other market participants.
Intellectual Property
We rely on a wide range of intellectual property, both owned and licensed, that is utilized in the operation of our electronic platforms. We own the rights to a large number of trademarks, service marks, domain names and trade names in the United States, Europe and in other parts of the world. We have registered the majority of our trademarks in the United States and other countries. We hold the rights to a number of patents and have made a number of patent applications in the United States and other countries. We also own the copyright to a variety of material. Those copyrights, some of which are registered, include software code, printed and online publications, websites, advertisements, educational material, graphic presentations and other literature, both textual and electronic. We attempt to protect our intellectual property rights by relying on trademarks, patents, copyrights, database rights, trade secrets, restrictions on disclosure and other methods.
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
Sales
As of December 31, 2014, we employed 340 full-time sales personnel, including voice brokers. Our global sales team is comprised primarily of experienced financial services staff with extensive experience and established relationships within the listings and trading community. Because our businesses are regulated, we employ sales and marketing staff that is knowledgeable with respect to the regulatory requirements.
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
Employees
As of December 31, 2014, we had a total of 2,902 employees, with 602 employees at our headquarters in Atlanta, 1,109 employees in New York, 401 employees in the United Kingdom and a total of 790 employees across our other offices around the world. Of our total employee base, less than 1% are subject to collective bargaining arrangements, and such relations are considered to be good.
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
Regulation
Our markets are primarily subject to the jurisdiction of regulatory agencies in the United States, the United Kingdom, the Netherlands, Singapore and Canada. Various domestic and foreign governments have undertaken reviews of their existing legal framework governing financial markets, and have either passed new laws and regulations, or are in the process of drafting and/or enacting new laws and regulations that apply to financial services and markets, including our business and our customers' businesses.
In 2010, the U.S. Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. Through extensive rulemaking authority granted under the Dodd-Frank Act, the CFTC and SEC were charged with creating a comprehensive new regulatory regime governing OTC derivative markets and market participants, including our OTC markets and customers. The Dodd-Frank Act requires, among other things, mandatory exchange trading, clearing and reporting of OTC derivatives and greater regulation of exchanges and clearing houses. Implementation of the Dodd-Frank Act in relation to the OTC derivative markets is largely complete in the United States with rules relating to SEC regulated equity derivatives left to be implemented.
The European Union, or EU, has adopted legislation on OTC and exchange-traded derivatives, clearing houses and trade repositories commonly known as the European Market Infrastructure Regulation, or EMIR. EMIR requires, among other things, all exchange traded and OTC derivatives trades to be reported to trade repositories, clearing of standardized OTC derivative contracts and more stringent prudential, operational and business requirements for clearing houses. EMIR also requires clearing houses to require enough margin to cover an exchange traded derivatives (futures) position for two days and requires additional margin to provide for pro-cyclicality, both of which represent an increase over the present margining methodology. The increased margin requirements for market participants could make trading of cleared futures contracts in Europe more expensive for market participants, which may cause our customers to prefer trading products under regulatory regimes in the United States or other jurisdictions and require us to restructure or move certain aspects of our business. Such an action would result in operational and/or regulatory risks to our business. The final form of the legislation was enacted in August 2012 and secondary legislation to enact EMIR became effective on March 15, 2013, and is applicable to a Central Counterparty, or CCP, that has been authorized pursuant to EMIR. ICE Clear Europe applied to the Bank of England and is in the process of being authorized as a CCP under EMIR.
In addition, the EU finalized Markets in Financial Instruments Directives II, or MiFID II, which prescribes new rules for trading, clearing and reporting of financial products in Europe. In December 2014, the European Securities and Markets Authority, or ESMA, finalized the first round of rulemaking (the Level 2 text) for MiFID II. The legislation and the Level 2 text require European CCPs to offer open access to trading venues for products that CCPs currently clear. The Level 2 text further states that CCPs must net equivalent products within the clearing house, essentially treating a product traded on a competing venue the same as one traded on ICE Futures Europe, for example. The legislation applies to both swaps and futures cleared by a European CCP. Open access could hurt the trading volumes on ICE Futures Europe as other exchanges could offer competing, equivalent products that ICE Clear Europe would then clear. In addition, the legislation and Level 2 text require exchanges such as ICE Futures Europe to offer open access to other clearing houses, which could impact business that is cleared at ICE Clear Europe. MiFID II rules would apply to other European clearinghouses and future exchanges, and thus offer ICE Clear Europe and ICE Futures Europe the ability to connect to other exchanges and clearinghouses, respectively. The earliest implementation date for the legislation is January 3, 2017.
We believe that many of the new requirements of the Dodd-Frank Act, EMIR, MiFID II and other global financial reform initiatives are consistent with the manner in which we already operate our business, although the differences in implementation of financial reform by different countries may cause us to restructure certain parts of our business. For example, requirements to centrally clear OTC swaps and trade them on regulated platforms are consistent with our existing business model. The mandate to clear standardized swaps complements our clearing businesses. While certain of these changes may have a positive impact on our business, some changes could adversely affect our business. Refer to the discussion below and to the “Risk Factors” section for an additional description of regulatory and legislative risks and uncertainties.
Derivatives Regulation
Trade Execution
Our U.S. futures contracts are listed on ICE Futures U.S., which is subject to extensive regulation by the CFTC under the Commodity Exchange Act, or CEA. The CEA generally requires that futures trading in the United States be conducted on a commodity exchange registered as a Designated Contract Market, or DCM. As a registered DCM, ICE Futures U.S. is a self-regulatory organization that has instituted rules and procedures to comply with the core principles applicable to it under the CEA. ICE Futures U.S. also has surveillance and compliance operations and procedures to monitor and enforce compliance with its rules, and ICE Futures U.S. is periodically audited by the CFTC with respect to the fulfillment of its self-regulatory programs in these areas. Our U.S. swaps business is listed on ICE Swap Trade, which is regulated as a SEF by the CFTC. Like registered DCMs, SEFs are self-regulated organizations that must comply with core principles that are similar to the DCM core principles. The cost of regulatory compliance for DCMs and SEFs is substantial. In addition, the increased regulation of derivatives transactions could result in reduced trading activity, which could adversely affect our business.

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
In November 2013, the CFTC proposed new rules placing position limits on 28 energy, metals and agricultural contracts. ICE Futures U.S. has spot month position limits for its energy, agricultural, metals and certain financial products and also has single month and all month limits for certain agricultural, metals and financial contracts. If finalized, the new rules will place federal all month and spot month limits on these 28 contracts, and the limits will be aggregated across all U.S. exchanges and the OTC swaps markets. Key contracts included in the rule will be the Henry Hub natural gas contract and the ICE WTI crude oil contract. The proposed rules state that financially settled contracts will maintain a position limit five times the limit for physically settled futures contracts. If the CFTC's position limits were to be imposed in the form proposed, trading activity and liquidity on our exchanges may decline, which may have an adverse effect on our results of operations.
In the United Kingdom, ICE Futures Europe is a Recognized Investment Exchange, or RIE, in accordance with the Financial Services and Markets Act 2000, or FSMA. Like U.S. regulated derivatives markets, RIEs are self-regulatory organizations, or SROs, with surveillance and compliance responsibilities. The regulatory framework applicable to ICE Futures Europe is supplemented by a series of legislative provisions regulating the conduct of participants in the regulated market. Importantly, FSMA contains provisions making it an offense for participants to engage in certain market behavior and prohibits market abuse through the misuse of information, the giving of false or misleading impressions or the creation of market distortions. Breaches of those provisions give rise to the risk of sanctions, including financial penalties.
Further, we engage in sales and marketing activities in relation to our OTC and futures businesses in the United Kingdom through our subsidiary ICE Markets Limited, which is authorized and regulated by the FCA as an investment adviser and arranger. Creditex Brokerage is authorized and regulated by the FCA to operate the Creditex RealTime platform in the United Kingdom and facilitate the conclusion of transactions of credit derivative instruments and bonds. Creditex Brokerage has regulatory approval to deal as riskless principal or agent. To retain their status as FCA registered entities, these entities are required to meet various regulatory requirements in the United Kingdom. Creditex Brokerage is also registered as an Introducing Broker with the National Futures Association.
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
In Europe, MiFID came into force on November 1, 2007 and introduced a harmonized approach to the licensing of services relating to commodity derivatives across Europe. The legislation also imposed greater regulatory burdens on EU-based operators of regulated markets, alternative trading systems and authorized firms in the commodity derivatives area. MiFID II is designed to increase European regulation of trading in financial instruments. MiFID II will require derivatives that are sufficiently liquid to be traded on a multilateral trading facility or an organized trading facility. The legislation also institutes a position limit regime for commodity derivatives, which will be set by the national regulators pursuant to a methodology established by ESMA, which is likely to be a set percentage of deliverable supply, much like the United States. In addition, MiFID II contains an open access provision for exchanges, mandating that an exchange offer clearing services at any CCP that wants to clear for the exchange. Implementation of this provision could fragment liquidity on ICE Futures Europe. Further, the legislation requires non-discriminatory access to benchmarks (an index or other measure used to determine the value of a financial instrument, for example, LIBOR or the FTSE) used in the EU. The non-discriminatory access provisions are expected to take effect between 2017 and 2019 based on current implementation timelines that have been provided.
ICE Futures Singapore is regulated by the Monetary Authority of Singapore pursuant to the Securities and Futures Act of Singapore as an Approved Exchange to operate a futures market, and is required to undertake such functions such as market surveillance, member compliance and rule enforcement. ICE Futures Singapore is scheduled to reopen in the first half of 2015.
ICE Futures Canada’s operations are subject to extensive regulation by the Manitoba Securities Commission, or MSC, under the Commodity Futures Act (Manitoba), or CFA. The CFA requires that an organization must be recognized and registered before it can carry on the business of a futures exchange, and establishes financial and non-financial criteria for an exchange. In addition,

ICE Futures Canada is also recognized by the MSC as a self-regulatory organization and is required to institute and maintain detailed rules and procedures to fulfill its obligations. ICE Futures Canada is responsible for surveillance and compliance operations and procedures to monitor and enforce compliance by market participants with its rules, and is under the audit jurisdiction of the MSC with respect to these self-regulatory functions. In September 2014, the federal government of Canada, in cooperation with the provincial governments of Ontario, Saskatchewan, Prince Edward Island, British Columbia and New Brunswick, have entered into a Memorandum of Understanding pursuant to which they have issued for comment new federal legislation, the Capital Markets Stability Act and model provincial legislation, the Provincial Capital Markets Act, to underpin the creation of a Canadian Cooperative Capital Markets Regulatory System, or CCMRS. The CCMRS is anticipated to be implemented in the fall of 2015, although that is dependent upon a number of regulations being published and circulated for comment.
LIFFE Administration and Management (the operator of Liffe, the London market of NYSE Liffe) administers the markets for financial and commodity derivatives in London and is currently overseen by the FCA. In November 2014, Liffe’s contracts were moved to ICE Futures Europe. While Liffe still has a regulated status, we expect to apply for a de-recognition order in 2015, and make relevant notifications regarding the de-recognition as required.
Clearing
ICE Clear Credit, ICE Clear U.S., and TCC are regulated by the CFTC as Derivatives Clearing Organizations, or DCOs. ICE Clear Europe, which is primarily regulated in the United Kingdom by the Bank of England as a Recognized Clearing House, or RCH, is also subject to regulation by the CFTC as a DCO. Both ICE Clear Credit and ICE Clear Europe are also regulated by the SEC as clearing agencies because they clear security-based swaps. DCOs are subject to extensive regulation by the CFTC under the CEA. As required by EMIR, which came into force on March 15, 2013, ICE Clear Europe presented an application to the Bank of England to be authorized under EMIR within the required timeframe. EMIR also requires increased clearing house margin requirements, as discussed above. In addition to EMIR, MiFID II further regulates European CCPs. As noted above, the legislation and Level 2 text state that European CCPs must net equivalent products within the clearing house, essentially treating a product traded on a competing venue the same as one traded on ICE Futures Europe, for example. Open access could hurt the trading volumes on ICE Futures Europe as other exchanges could offer competing, equivalent products that ICE Clear Europe would then clear.
Under EMIR, foreign domiciled CCPs must be recognized by ESMA to conduct business in Europe. ICE Clear U.S., ICE Clear Credit and ICE Clear Canada have made applications to ESMA to become recognized as EMIR third country CCPs and ESMA has deemed those applications complete. However, ESMA's recognition of ICE Clear U.S., ICE Clear Credit and ICE Clear Canada as third country CCPs is dependent upon an equivalence decision by the European Commission that each clearing house's home country regulatory framework is equivalent to the regulatory framework of the EU. The European Commission and the U.S. CFTC remain in dialog regarding the issue of equivalence and a final decision is anticipated in the first half of 2015. The deadline for EMIR equivalence determinations has been postponed until June 2015. Failure by the European Commission to find the United States or Canada equivalent would result in higher capital charges for European clearing firms accessing U.S. or Canadian CCPs and could cause those clearing firms to exit the U.S. and/or Canadian markets.
In December 2014, ICE acquired a seventy-five percent ownership interest in HCH, an EMIR authorized CCP. HCH is regulated by its national authority, the Dutch Central Bank.
In 2012, IOSCO issued Principles for Financial Market Infrastructures, or PFMI. Clearing houses that adhere to the rules of their local regulator designed to meet the PFMIs can be deemed to be a Qualified Central Counter Party or QCCP. Generally, global banking regulators give favorable capital treatment to banks that clear at QCCPs. For example, the U.S. banking agencies (the Federal Reserve, the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation) issued final rules implementing the Basel III accord. To encourage central clearing, the final rules assess a relatively low risk weight of either 2% or 4% to a bank’s exposure to cleared derivatives held in a QCCP. ICE Clear Credit, as a systemically important financial market utility under Title VIII of the Dodd-Frank Act, is deemed a QCCP by U.S. banking regulators. ICE Clear Europe, HCH, ICE Clear U.S., and ICE Clear Canada adhere to the rules of their local regulator designed to meet the international standards set forth in the PFMIs and accordingly retain their status as QCCPs. We plan to seek QCCP status for ICE Clear Singapore, which is regulated by the Monetary Authority of Singapore as a Designated Clearing House.
Europe and the United States (among other G20 nations) are implementing the Basel Committee’s supplementary leverage ratio, or SLR, with a goal of full implementation by 2018. The current methodology for calculating the SLR requires that banks treat initial margin received as collateral as part of their derivatives balance sheet; which in turn increases the bank’s capital requirements. If implemented in this manner, the SLR could increase the cost of derivatives clearing through banks, which serve the majority of our derivatives markets, and this may increase costs to trade and clear for market participants.

Trade Reporting
A key aspect of financial reform efforts is the reporting of derivatives trades to trade repositories. In the United States, all swaps must be reported to swap data repositories, or SDRs. In June 2012, the CFTC provisionally registered ICE Trade Vault as a SDR for the credit and commodity asset classes. In Europe, EMIR requires all derivatives trades (futures or swaps) to be reported to a Trade Repository. In November 2013, ESMA approved ICE Trade Vault Europe as a Trade Repository in advance of EMIR’s trade reporting deadline in February 2014. In September 2014, ICE Trade Vault received Trade Repository approval from the Canadian provinces of Ontario, Quebec, and Manitoba. We expect to continue to seek approvals to serve as a Trade Repository as other jurisdictions finalize their reporting rules.
Benchmark Administration
IBA is an authorized benchmark administrator regulated by the FCA. IBA administers the LIBOR and ISDAFIX benchmarks, and will be the Gold Price administrator in the first quarter of 2015. Currently, the FCA regulates the LIBOR benchmark. In December 2014, the FCA published a consultation paper proposing to expand the benchmarks from LIBOR to include ISDAFIX and the ICE Brent Index. Final rules are expected to be published in the first quarter of 2015.
Equities Regulation
U.S. federal securities laws have established a two-tiered system for the regulation of securities markets and market participants. The first tier consists of the SEC, which has primary responsibility for enforcing federal securities laws and regulations and is subject to Congressional oversight. The second tier consists of the regulatory responsibilities of SROs over their members. SROs are non-governmental entities that are registered with, and regulated by, the SEC.
The New York Stock Exchange, NYSE Arca and NYSE MKT are national securities exchanges and, as such, are SROs and subject to oversight by the SEC. Accordingly, our U.S. securities exchanges are regulated by the SEC and, in turn, are the regulators of their members. As national securities exchanges, the New York Stock Exchange, NYSE Arca and NYSE MKT must comply with, and enforce compliance by their members, with the Exchange Act. Failure to satisfy these requirements can give rise to sanctions by the SEC.
The New York Stock Exchange has delegated the performance of certain of these regulatory functions to NYSE Regulation, a not-for-profit subsidiary of NYSE. Similarly, NYSE Arca and NYSE MKT have entered into Regulatory Service Agreements, or RSAs, with NYSE Regulation to perform these regulatory functions. NYSE Regulation has an agreement with the Financial Industry Regulatory Authority, or FINRA, to perform certain of our regulatory functions.
More specifically, financial, operational and sales practice oversight of the members of our U.S. securities exchanges is generally conducted by FINRA. NYSE Regulation oversees FINRA's performance of these services, enforces listed company compliance with applicable standards, oversees regulatory policy determinations, regulation related rule development and interpretation, and conducts limited real-time monitoring of trading activity on the facilities of our U.S. securities exchanges. It also monitors our markets for compliance with their rules. In October 2014, NYSE Regulation announced its intent to repatriate certain of the market surveillance, investigation and enforcement functions relating to our U.S. securities exchanges. NYSE Regulation further plans to negotiate a new agreement with FINRA for effectiveness in January 2016 under which FINRA will continue to perform certain regulatory functions on behalf of our securities exchanges, including the registration, testing, and examinations of broker-dealer members of NYSE’s exchanges.
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
NYSE Regulation is a separately incorporated, not-for-profit entity. Each director of NYSE Regulation (other than its chief executive officer) must be independent under our independence policy and a majority of the members of the NYSE Regulation board of directors and its compensation committee and nominating and governance committee must be persons who are not directors of ICE. NYSE Regulation is responsible for all listing compliance decisions with respect to ICE’s listing on the NYSE.
We have an agreement with NYSE Regulation to provide it adequate funding to allow it to perform the regulatory functions of our U.S. securities exchanges. NYSE Regulation can levy fines on members on behalf of our U.S. securities exchanges as part of disciplinary action. Income from fines is used only to fund non-compensation expenses of NYSE Regulation. The use of fine income by NYSE Regulation is subject to specific review and approval by the NYSE Regulation board of directors. No regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to any entity other than NYSE Regulation.
Regulatory and Market Structure Changes
In November 2014, the SEC issued final Regulation SCI, which will require the systems used to operate our securities exchanges, SEC-registered clearing agencies, and alternative trading systems, or ATS, to meet certain industry standards, conduct periodic stress tests, establish business continuity and disaster recovery plans, and provide certain notifications in the event of systems disruptions and other events. Our cash equity and options exchanges, SEC-registered clearing agencies and ATS will have to increase spending on technology and compliance infrastructure to comply with Regulation SCI, which is expected to be implemented by the end of 2015. In addition, the SEC is continuing on its path of developing data driven research and testing certain hypotheses through the use of pilot programs. For example, on June 24, 2014, the SEC ordered the exchanges and FINRA to develop a tick size pilot program. SEC Chair Mary Jo White has also announced initiatives to provide better pre-trade transparency in the fixed income markets.
In January 2015, the SEC announced the formation of the Equity Market Structure Advisory Committee, which will focus on the structure and operations of the U.S. equities markets. The Committee will discuss the review of SEC Regulation NMS (national market system), the role of exchanges in the current market structure, and possible conflicts in the routing and execution of equity orders. One announced topic is the role of the exchanges in the current marketplace.
Trade Reporting
A subsidiary of NYSE operates the Securities Information Processor, or SIP, for the Consolidated Quotation System and Consolidated Tape Association, which consolidates and disseminates real-time quote and trade information from New York Stock Exchange LLC (Tape A), NYSE Arca, NYSE MKT and other regional exchange (Tape B) listed securities. We also operate the SIP for consolidation and dissemination of quote and trade information from all U.S. equity options exchanges. We recently entered into a new agreement with the options exchanges to continue to operate the SIP. The SEC has formed a task force which includes representatives from each of the SROs to develop a plan to enhance the controls of the SIPs. These discussions are ongoing and a timeframe for action is still uncertain. In addition, NYSE operates the FINRA/NYSE Trade Reporting Facility, or TRF, to serve our customers reporting off-exchange trades in all listed national market system stocks.
Corporate Responsibility
We strive to create long-term value for our shareholders and maintain high ethical and business standards. We are active in the communities where we operate and support charitable organizations through a combination of financial resources and through employee participation. We also operate the ICE NYSE Foundation that has a commitment to supporting financial literacy and veterans' programs and we routinely host workshops and programs for our issuers on topics to provide a forum for advancing their efforts on environmental, social and governance matters.
In addition, in 2010, we acquired the Climate Exchange PLC and are today the leading operator of global emissions markets, which enabled us to expand and support the development of emissions markets. We have also listed many other environmental products on our exchanges, including various renewable energy certificate contracts, California carbon allowance contracts and biofuel products related to renewable identification numbers.
Available Information
Our principal executive offices are located at 5660 New Northside Drive NW, 3rd Floor, Atlanta, Georgia 30328. Our main telephone number is (770) 857-4700.
We are required to file reports and other information with the SEC. A copy of this Annual Report on Form 10-K, as well as any future Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are, or will be, available free of charge, on the Internet at our website (http://www.theice.com) as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. A copy of these filings is also available at the SEC’s website (www.sec.gov). The reference to our website address and to the SEC's website address do not constitute incorporation by reference of the information contained on the website and should not be considered part of this report. Our reports, excluding exhibits, are also available free of charge by mail upon written request to our Secretary at the address listed above. You may read and copy any documents filed by us at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room.
In addition, we have posted on our website the charters for our (i) Audit Committee, (ii) Compensation Committee, (iii) Nominating and Corporate Governance Committee and (iv) Risk Committee, as well as our Code of Business Conduct and

Ethics, which includes information regarding our whistleblower hotline information, Board of Directors Governance Principles and Board Communication Policy. We will provide a copy of these documents without charge to stockholders upon request.

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
Our business and operating results depend in large part on volatility in financial markets, including the prices and interest rates underlying our derivative products, and may be adversely impacted by domestic and international economic and market conditions.
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
Factors that are particularly likely to affect price and interest rate levels and volatility, and thus trading volumes and our operating results, include:

•	global and domestic economic, political and market conditions;

•	concerns over inflation, deflation, legislative and regulatory changes, government fiscal and monetary policy - including actions by Central Banks, and investor and consumer confidence levels;

•
weather conditions, including hurricanes, natural disasters and other significant weather events, and unnatural disasters like large oil spills that impact the production of commodities, and, in the case of energy commodities, production, refining and distribution facilities for oil and natural gas;

•	real and perceived changes in the supply and demand of commodities underlying our products, particularly energy and agricultural products, including changes as a result of technological improvements;

•	war, acts of terrorism and any unforeseen market closures or disruptions in trading;

•	credit quality of market participants, the availability of capital and the levels of assets under management; and

•	broad trends in industry and finance, including consolidation in our industry, and the level and volatility of interest rates, fluctuating exchange rates, our hedging actions, and currency values.
Any one or more of these factors may reduce trading activity, which could make our markets less attractive to market participants as a source of liquidity, which in turn could further discourage existing and potential market participants and thus accelerate a decline in the level of trading activity in these markets. Further, most of these factors are beyond our control. A significant decline in our trading volumes could have a material adverse effect on our transaction-based revenues and the demand for our market data. Moreover, if these unfavorable conditions were to persist over a lengthy period of time and trading volumes were to decline substantially and for a long enough period, the critical mass of transaction volume necessary to support viable markets could be jeopardized. Because our cost structure is largely fixed, if demand for our current products and services decline for any reason, we may not be able to adjust our cost structure to counteract the associated decline in revenues, and our net income will decline.
The conditions in global financial markets and new laws and regulations as a result of such conditions may adversely affect our trading volumes, market liquidity and revenue.
A significant portion of our consolidated revenues, less transaction-based expenses, are derived from fees for transactions executed and cleared in our markets. We derived 61%, 79% and 87% of our consolidated revenues, less transaction-based expenses, from our transaction-based business for the years ended December 31, 2014, 2013 and 2012, respectively. In particular, we derive a significant percentage of the consolidated revenues from our transaction-based business from trading in ICE Brent Crude futures and options contracts, North American natural gas futures and options contracts, equity transactions and short term interest rates contracts, including the Euribor and Short Sterling futures and options contracts. Consequently, declines in trading volumes and market liquidity generally, or in our ICE Brent Crude, North American natural gas or short term interest rates futures and options contracts in particular, would adversely affect our business and profitability. In addition, revenues from our security exchanges are primarily derived from listing fees, trading activity and demand for related market data. Adverse economic conditions and regulatory changes could result in decreased trading volume, discourage market participants from listing on our equity exchanges or cause market participants to reduce the size of new offerings listed on our security exchanges.
The trading volumes in our markets could decline substantially if our market participants reduce their level of trading activity for any reason, including the factors referenced above that impact volatility, or other factors, many of which we do not control, such as:

•	a reduction in the number of market participants that use our platform;

•	a reduction in trading demand by customers or a decision to curtail or cease hedging or speculative trading;

•	regulatory or legislative changes;

•	heightened capital maintenance requirements resulting from new regulation or mandated reductions in existing leverage;

•	defaults by clearing members that have deposits in our clearing houses;

•	changes to our contract specifications that are not viewed favorably by our market participants; or

•	reduced access to capital required to fund trading activities.
A reduction in our overall trading volume could also render our markets less attractive to market participants as a source of liquidity, which could result in further loss of trading volume and associated transaction-based revenues. A reduction in trading volumes would also likely result in a corresponding decrease in the demand for our market data that would reduce our overall revenue.
Our businesses and those of many of our clients have been and continue to be subject to increased legislation and regulatory scrutiny, and we face the risk of changes to this regulatory environment and business in the future, which may reduce our trading and clearing volumes or increase our cost of doing business.
As an owner and operator of regulated exchanges and clearing houses for the global financial and commodity markets, we are and will continue to be subject to extensive regulation in jurisdictions around the world, and in particular in the United States and United Kingdom where the largest portions of our operations are conducted. We face the risk of significant intervention by regulatory and taxing authorities in all jurisdictions in which we conduct our businesses and hold investments. Among other things, as a result of regulators enforcing existing laws and regulations, we could be censured, fined, prohibited from engaging in some of our business activities, subjected to limitations or conditions on our business activities or subjected to new or substantially higher taxes or other governmental charges in connection with the conduct of our business or with respect to our employees. In many cases, our activities may be subject to overlapping and divergent regulation across jurisdictions.
There is also the risk that new laws or regulations or changes in enforcement of existing laws or regulations applicable to our businesses or those of our clients, including access to our markets and capital, liquidity and margin requirements, could be imposed, which may adversely affect our ability to compete effectively with other institutions that are not affected in the same way or which may impact our clients’ overall trading volume through our exchanges and demand for our market data and other services. Regulations imposed on financial institutions or market participants generally could adversely impact levels of market activity and price volatility more broadly, and thus impact our businesses.
U.S. and European legal and regulatory developments in response to the global financial crisis, in particular the U.S. Dodd-Frank Act, EMIR and MiFID II have significantly altered or may alter the regulatory framework within which we operate and may adversely affect our competitive position and profitability. Among the aspects of these recently enacted and proposed legal and regulatory changes most related our business are: MiFID II’s open access and netting requirements, MiFID II’s benchmark access requirements, the CFTC’s proposed rules limiting aggregate positions for energy and agricultural products across exchanges in the spot month and across all months; commodity position limit rules in Europe, Basel III supplemental leverage ratio rules, and EMIR’s rule requiring clearing houses use a two-day margin period and anti-pro-cyclicality charges in the calculation of initial margin. In addition, as the operator of a global business, the lack of harmonization in international financial reform efforts could impact our business as our clearing houses and exchanges are subject to regulation in different jurisdictions. Other enacted and proposed legal and regulatory changes not discussed above may also adversely affect our competitive position and profitability.
These developments could impact our profitability in the affected jurisdictions, or even make it uneconomical for us to continue to conduct all or certain of our businesses in such jurisdictions. These developments could cause us to incur significant costs associated with changing our business practices, restructuring our businesses, or moving all or certain of our products and businesses to other jurisdictions. There are operational, regulatory and competition risks associated with making changes to our business to address these developments and if we are not successful in adapting to these developments, we could lose a significant portion of our business.
Please see “Item 1 - Business - Regulation” above for additional information regarding the current and proposed laws and regulations that impact our business, including risks to our business associated with these laws and regulations.
Systems failures elsewhere in the securities trading industry could also negatively impact us.
High-profile system failures in the securities trading industry have renewed concerns among regulators and investors about the safety and resiliency of trading platforms. It is possible that regulators could impose new requirements for trading platforms that would be costly for us to implement, or that could result in a decrease in demand for some of our services. In particular, in November 2014, the SEC issued the final Regulation Systems Compliance and Integrity, or Regulation SCI, which will require the systems used to operate our securities exchanges, SEC-registered clearing houses and alternative trading systems to meet certain industry standards, conduct periodic stress tests, establish business continuity and disaster recovery plans and provide certain notifications in the event of system disruptions and other events. Ensuring our compliance with the requirements of Regulation SCI could require significant implementation costs as well as increased ongoing administrative expenses and burdens. If systems failures in the industry continue to occur, it is also possible that investor confidence in the trading industry could diminish, leading to decreased trading volume and revenue. Whether or not any of our own systems experience material failures, any of these developments could adversely affect our business, financial condition and operating results.

Our compliance and risk management methods, as well as our fulfillment of our regulatory obligations, might not be effective and may result in outcomes that could adversely affect our reputation, financial condition and operating results.
Our ability to comply with applicable complex and changing laws and rules is largely dependent on our establishment and maintenance of compliance, audit and reporting systems, as well as our ability to attract and retain qualified compliance and other risk management personnel. While we have policies and procedures to identify, monitor and manage our risks and regulatory obligations, including ICE's Risk Committee that assists the Board of Directors with oversight of risk management, we cannot assure you that our policies and procedures will always be effective or that we will always be successful in monitoring or evaluating the risks to which we are or may be exposed. Regulators periodically review our exchanges’ ability to self-regulate and our compliance with a variety of laws and self-regulatory standards. In particular, certain of our businesses acquired in the NYSE acquisition are subject to public notice procedures prior to making changes in operations, policies and procedures. If we fail to comply with any of these obligations, regulators could take a variety of actions that could impair our ability to conduct our business.
Our exchanges operate as for-profit businesses but under applicable law have certain regulatory responsibilities that must be fulfilled. FINRA performs market surveillance and related enforcement activities with respect to our SEC-regulated U.S. exchanges (duties which NYSE Regulation, our wholly owned not-for-profit indirect subsidiary, will assume from FINRA beginning January 1, 2016). NYSE Regulation currently oversees FINRA’s performance of cross-market surveillance and related enforcement activities with respect to our SEC-regulated U.S. exchanges, enforces listed company compliance with applicable standards, oversees regulatory policy determinations, rule interpretation and regulation-related rule development, and conducts limited real-time trading reviews. Any failure by one of our exchanges with self-regulatory responsibility to diligently and fairly regulate its member organizations, ensure market compliance or to otherwise fulfill its regulatory obligations, including any failure by NYSE Regulation resulting from the transition of market surveillance and enforcement activities from FINRA, could significantly harm our reputation, prompt regulatory scrutiny and adversely affect our business, financial condition and operating results. We must allocate significant resources to fulfill our self-regulatory responsibilities, including the engagement of certain technology vendors by NYSE Regulation for the development and implementation of an enhanced surveillance system. The for-profit entity's goal of maximizing stockholder value might contradict the exchange’s responsibilities as a regulator of its members, users and listed companies.
In addition, our regulators have broad enforcement powers to censure, fine, issue cease-and-desist orders or prohibit us from engaging in some of our businesses. We face the risk of significant intervention by regulatory authorities, including extensive examination and surveillance activity. In the case of non-compliance or alleged non-compliance with applicable laws or regulations, we could be subject to investigations, proceedings and Wells’ notices that may result in substantial penalties, settlements or civil lawsuits, including by customers, for damages which can be significant. Any of these outcomes would adversely affect our reputation, financial condition and operating results. In extreme cases, these outcomes could adversely affect our ability to continue to conduct our business.

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
We face intense competition in all aspects of our business. We believe competition in our businesses is based on a number of important factors including, but not limited to, market liquidity, transparency, technology advancements, platform speed and reliability, regulatory differences, new and existing product offerings, reputation, transaction costs. pricing and risk management capabilities. Our competitors, both domestic and international, are numerous. We currently compete with:

•
regulated, diversified futures exchanges globally that offer trading in a variety of asset classes similar to those offered by us, such as energy, agriculture, equity and equity index, credit, and interest rate derivatives markets and foreign exchange;

•	exchanges offering listing and trading of cash equities, exchange-traded funds, closed-end funds and other structured products similar to those offered by us;
voice brokers active in the energy commodities and credit markets;

•	existing and newly formed electronic trading platforms, dark pools, alternative trading systems, service providers and other exchanges;

•	other clearing houses;

•	consortiums of our customers, members or market participants that may pool their trading activity to establish new exchanges, trading platforms or clearing facilities;

•	inter-dealer brokers; and

•	market data and information vendors.
Trends towards the globalization of capital markets have resulted in greater mobility of capital, greater international participation in markets and increased competition among markets in different geographical areas. Competition in the market for derivatives trading and clearing and in the market for cash equity listings, trading and execution have intensified as a result of consolidation, as the markets become more global in connection with the increase in electronic trading platforms and the desire by existing exchanges to diversify their product offerings. A regional exchange in an emerging market country, such as Brazil, India or China, or a producer country, could attract enough trading activity to compete with certain of our benchmark commodity derivative products. In our equities business, the merger of BATS Global Markets, Inc. and Direct Edge, LLC in 2014 may increase competitive pressures. Finally, many of our competitors are our largest customers or are owned by our customers and may prioritize their internalization and alternative trading system businesses ahead of their exchange-based market making business.
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
In our equity listings business, the legal and regulatory environment in the United States, and the market perceptions about that environment, may make it difficult for our U.S. equity exchanges to compete with non-U.S. equity exchanges for listings. For example, negative perceptions regarding compliance costs associated with adherence to corporate governance requirements have and may continue to discourage future listings on U.S. equity exchanges by both U.S. and foreign private issuers. Any failure by our equity exchanges to successfully compete for any reason could adversely impact our revenue derived from listing fees and the associated trading, execution and market data fees.
We may fail to realize the anticipated cost savings, growth opportunities and synergies and other benefits anticipated from our acquisition of NYSE.
The success of our acquisition of NYSE will depend, in part, on our ability to realize anticipated cost savings, revenue synergies and growth opportunities. We expect to benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies. Specifically, we expect to achieve cost savings of approximately $550 million entering 2017. We have set an aggressive timeline for realizing these cost savings resulting from the acquisition with nearly 75% synergy achievement by the end of 2015. We expect to realize at least $450 million of the synergies entering 2016, which assumes we successfully undertake a variety of actions (including, but not limited to, integrating technology, eliminating redundancies and effecting an organizational restructuring) that are themselves subject to a variety of risks and may be subject to regulatory approvals that we do not control.
There is a risk, however, that we may not integrate NYSE in a manner that permits these costs savings and revenue synergies to be realized in the time we originally anticipated, or at all. In addition, a variety of factors, including but not limited to regulatory conditions or delay, currency fluctuations, and difficulty integrating technology platforms, may adversely affect our anticipated cost savings and synergies. Also, we must achieve the anticipated cost savings without adversely affecting our revenues. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected.
We may fail to realize the anticipated cost savings, growth opportunities and synergies and other benefits anticipated from mergers and acquisitions, strategic joint ventures or investments, which could adversely affect the value of our common stock.
The success of our mergers and acquisitions will depend, in part, on our ability to realize the anticipated expense synergies, integration success and growth opportunities, as well as capitalize on revenue growth opportunities. In general, we expect to benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies. However, the process of integration may disrupt each company’s ongoing businesses, produce unforeseen regulatory and operating difficulties and delays (including inconsistencies in standards, controls, procedures and policies that adversely affect relationships with market participants, regulators and others), require substantial resources and expenditures, and divert the attention of management from the ongoing operation of our business. As a result, we may not successfully achieve the integration objectives from any particular merger or acquisition, and we may not realize the anticipated cost savings, revenue growth and synergies in full or at all, or it may take longer to realize them than expected.
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
We intend to launch new products and continue to explore and pursue acquisition and other opportunities to strengthen our business and grow our company. We may spend substantial time and money developing new product offerings or improving current product offerings. If these product offerings are not successful, we may miss a potential market opportunity and not be able to offset the costs of such initiatives. Obtaining any required regulatory approval associated with these product offerings may also result in delays that cause us to miss potential market opportunities or result in conditions that prevent us from offsetting the costs associated with these product offerings. We may also enter into business combination transactions, make acquisitions or enter into strategic partnerships, joint ventures or alliances, any of which may be material and will involve risks. Further, we may enter into or increase our presence in markets that already possess established competitors who may enjoy the protection of high barriers to entry. Attracting customers in certain countries may also be subject to a number of risks, including currency exchange rate risk, difficulties in enforcing agreements or collecting receivables, longer payment cycles, compliance with the laws or regulations of these countries, and political and regulatory uncertainties.
In addition, in light of consolidation in the exchange and clearing sector and competition for opportunities, we may be unable to identify strategic opportunities or we may be unable to negotiate or finance any future acquisition successfully. Our competitors could merge, making it more difficult for us to find appropriate entities to acquire or merge with and making it more difficult to compete in our industry due to the increased resources of our merged competitors. Also, offering new products and pursuing acquisitions requires substantial time and attention of our management team, which could prevent them from successfully overseeing other initiatives that are necessary for our success.

As a result of any future acquisition, we may issue additional shares of our common stock that dilute shareholders’ ownership interest in us, expend cash, incur debt, assume contingent liabilities, inherit existing or pending litigation or regulatory investigations, or create additional expenses related to amortizing intangible assets with estimable useful lives, any of which could harm our business, financial condition or results of operations and negatively impact our stock price. Further, we cannot assure you that any such financing will be available or that the terms of such financing or equity offering will be favorable to us.
As a result of our acquisition of SuperDerivatives, we now have operations in Israel, and conditions in Israel could affect our operations and ability to efficiently and effectively integrate SuperDerivatives business.
Political, economic and military conditions in Israel may affect our SuperDerivatives operations. A number of armed conflicts have occurred between Israel and its Arab neighbors, and there continues to be unrest and terrorist activity in Israel. The conflicts and terrorist activities have continued with varying levels of severity through the recent period of time and have led to ongoing hostilities between Israel and the Palestinian Authority and other groups in the West Bank and Gaza Strip. The future effects of these hostilities on our Israeli operations are unclear, but could range from delays in product development to a cessation of our operations in Israel for a period of time. Further, if emergency circumstances or an escalation in these hostilities occurs, some of our Israeli employees may be called for active duty, which could result in our operations in Israel not functioning at full capacity. Our business, results of operations and financial condition could be adversely affected as a result.
Owning clearing houses exposes us to risks, including the risk of defaults by clearing members clearing trades through our clearing houses, risks regarding investing the funds in the guaranty fund and held as security for original margin, and risks related to the cost of operating the clearing houses.
Operating clearing houses requires material ongoing expenditures and exposes us to various risks. There are risks inherent in operating a clearing house, including exposure to the market and counterparty risk of clearing members, defaults by clearing members and risks associated with holding and investing collateral provided by clearing members to our clearing houses, which could subject our business to substantial losses. For example, clearing members have placed an aggregate amount of cash in ICE Clear Europe relating to margin requirements and funding the guaranty funds of $26.3 billion as of December 31, 2014 and a total of $47.5 billion for all of our clearing houses as of December 31, 2014. ICE Clear Europe and ICE Clear U.S. use external investment managers for investment activity of their clearing members cash deposits and may add or change the external investment managers from time to time. ICE Clear Credit currently self-manages the cash that its clearing members leave on deposit to satisfy their respective original margin and guaranty fund requirements.
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
Although our clearing houses have policies and procedures to help ensure that clearing members can satisfy their obligations, such policies and procedures may not succeed in preventing losses after a clearing member's default. In addition, the process for deriving margins and financial safeguards for trading activity is complex and although we believe that we have carefully analyzed the process for setting margins and establishing financial safeguards, there is no guarantee that our procedures will adequately protect us from the risks of clearing certain products. We cannot assure you that these measures and safeguards will be sufficient to protect us from a default or that we will not be materially and adversely affected in the event of a significant default. We have contributed our own capital to the default resources of the clearing houses, which could be used in the event of a default where the defaulting clearing participant’s margins and the defaulting clearing participant’s guaranty fund contributions are not sufficient to cover the default. We anticipate that we will increase the amount of our own capital contributed to the clearing houses’ default resources in response to commercial pressures and regulatory requirements. Furthermore, the default of any one of the clearing members could subject our business to substantial losses and cause our customers to lose confidence in our clearing houses.
Our clearing houses hold substantial amounts of funds and sovereign and government guaranteed agency debt securities as collateral for original margin and guaranty fund deposits. A decline in the value of these securities or default by a sovereign government could subject our clearing houses to additional risks of default by their clearing members.
Our clearing houses hold a substantial amount of client assets as collateral, which comprise U.S. and other sovereign treasury securities. As of December 31, 2014, our clearing houses held $29.5 billion of non-cash collateral: $22.4 billion of this amount was comprised of U.S. Treasury securities, $1.2 billion was comprised of French Treasury securities, $955 million was comprised of Italian Treasury securities, $931 million was comprised of U.K. Treasury securities, $629 million was comprised of German Treasury securities, and $3.4 billion was comprised of other European, Japanese and Tri-Party Treasury securities. Sovereign treasury securities have historically been viewed as one of the safest securities for clearing houses to hold due to the perceived credit worthiness of major governments, but the markets for such treasury securities have experienced significant volatility recently. Our clearing houses apply a discount or "haircut" to the market values for all sovereign securities held as collateral. The markets for such treasury securities have experienced significant volatility recently related to on-going financial challenges in some major European countries and negotiations regarding raising the debt ceiling in the U.S. government’s negotiations regarding tax increases, spending cuts and raising the debt ceiling, which is the maximum amount of debt that the U.S. government can legally incur. In addition, a collapse of the euro could cause a credit contraction and major swings in asset prices and exchange rates.
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
Further, our clearing houses invest large sums of money through reverse repo transactions in connection with their clearing operations and may hold sovereign securities as security in connection with such investment transactions. Our clearing houses may make time deposits with banks that are secured only to the value of FDIC insurance and therefore, our deposits may in significant part be lost in the event one of these banks becomes insolvent. Our clearing houses that utilize time deposits currently manage such exposure by limiting the counterparties with which time deposits are made and the value of such loans. However, such limits may not be feasible in the event of a significant shortfall in available security for loans. In such event our clearing houses may make time deposits with less creditworthy counterparties or increase the loan size limit for existing counterparties, which leads to more risks with respect to the funds held by the clearing houses and could lead to substantial losses.
Our systems and those of our third party service providers may be vulnerable to security risks, hacking and cyber-attacks, especially in light of our role in the global financial markets, which could result in interruption of our business, wrongful use of our information, or make our participants reluctant to use our electronic platform.
The ability to reliably transact on our electronic platforms and the secure transmission of confidential information are critical elements of our operations. Our networks and those of our participants, third party service providers and external market infrastructures may, however, be vulnerable to compromise, security technology failure, denial of service attacks, or other security failures resulting in lack of availability, loss of data integrity, information disclosure, fraud or other outcomes harmful to our business. Recently, the financial services industry has been targeted for purposes of political protest, activism and fraud. In addition, the financial services industry has been targeted by foreign state actors and terrorist organizations seeking to disrupt our business and the financial systems of the countries in which we operate. Further, former employees of certain companies in the financial sector have misappropriated trade secrets or stolen source code in the past, and we could be a target for such illegal acts in the future. There also may be system or network disruptions if new or upgraded systems are defective or not tested and installed properly.
Although we have not been the victim of cyber-attacks or other cyber incidents that have resulted in a material impact on our operations or financial condition, we have from time to time experienced cyber security events including distributed denial of service attacks, malware infections, phishing, web attacks and other information technology incidents that are typical for a financial services company of our size. We operate what we believe to be an effective Information Security program that is designed to prevent, detect, track, and mitigate cyber incidents, and although we intend to implement additional industry standard security measures in the future to maintain the effectiveness of our Information Security program, we cannot assure you that these measures will be sufficient to protect our business against attacks, losses or reduced trading volume in our markets as a result of any security breach, hacking or cyber-attack. Any such attacks could cause system failures or delays that could cause us to lose business or incur significant liabilities, result in reputational damage, and have a negative impact on our competitive position. Additionally, current and future security measures are likely to be expensive to purchase and maintain, which could adversely impact our net income or require additional capital expenditures.
If we are unable to keep pace with rapid changes in technology and market participant preferences, we may not be able to compete effectively.
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
Our business may be harmed by computer and communications systems failures and delays or the inability to access key physical locations, including trading floors.
We support and maintain many of the systems that comprise our electronic platforms. Our failure to monitor or maintain these systems, or to find replacements for defective components within a system in a timely and cost-effective manner when necessary, could have a material adverse effect on our ability to conduct our business. Although we fully replicate our primary data center, our redundant systems or disaster recovery plans may prove to be inadequate in the event of systems failure, cyber-security breach or trading floor closure. Our systems, or those of our third party providers, may fail or be shut down or, due to capacity constraints, may operate slowly, causing one or more of the following:

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
We could experience system failures or a floor closure due to natural disasters, fire, sabotage, power or telecommunications failures, human error on our part or on the part of our vendors or participants, hardware or software malfunctions or defects, computer viruses, cyber-attacks, intentional acts of vandalism or terrorism and similar events. If any one or more of these situations were to arise, they could result in damage to our business reputation and participant dissatisfaction, which could prompt participants to trade elsewhere or expose us to litigation or regulatory sanctions. As a consequence, our business, financial condition and results of operations could suffer materially.
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
Damage to our reputation resulting from our administration of LIBOR and other benchmarks could adversely affect our business.
Our subsidiary, IBA, is the administrator for various benchmarks, including LIBOR, among others. IBA's administration of LIBOR resulted from steps taken by government authorities to address underlying flaws in the computation of LIBOR, including fraudulent actions taken by banks to falsely inflate or deflate reported rates in order to profit from interest rate trades, or to give the impression that the banks were more creditworthy than they in fact were. Any failures or negative publicity resulting from our administration of LIBOR or other benchmarks could result in a loss of confidence in the administration of these benchmarks and could harm our reputation. Damage to our reputation could cause some market participants to reduce their trading volume on our exchanges or to cease using some or all of our other services. Any of these events could adversely affect our business, financial condition and operating results.
Fluctuations in foreign currency exchange rates may adversely affect our financial results.
Since we conduct operations in several different countries, including the United States, European countries and Canada, substantial portions of our revenues, expenses, assets and liabilities are denominated in U.S. dollars, pounds sterling, euros and Canadian dollars. Because our consolidated financial statements are presented in U.S. dollars, we must translate non-U.S. dollar denominated revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against the other currencies may affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies.
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
We have investments outside of the United States, including in countries with developing financial and commodity derivatives markets. In particular, we own 12% of the common stock of Cetip, completed the acquisition of the ICE Futures Singapore, a Singapore exchange operator for commodity trading in Asia, in February 2014, and completed the acquisition of SuperDerivatives, a market data, trading technology and analytics company with operations in Israel, in October 2014. In December 2014, we completed the transaction to acquire a majority stake in Holland Clearing House, a derivatives clearing house based in Amsterdam that provides clearing for The Order Machine, a European multi-lateral trading facility. The ability of companies we invest in or acquire to maintain or expand their businesses may be subject to many risks to which we are not otherwise subject, including market risks related to sufficient demand to support the expansion of their business, local legal and regulatory risks and political risks such as nationalization, expropriation and outbreak of hostilities or war. This is particularly true for any investments we make in companies operating in developing markets, which may be subject to greater fluctuations in trading volumes and other revenue sources as the markets for their products are not sufficiently established. There is no guarantee that our investments will be successful or that we will be able to sell our investments or acquisitions at prices and terms favorable to us. Further, a decrease in value of the currencies where we have investments or acquired businesses would decrease the value of our investments or acquired businesses in these foreign jurisdictions and would have a negative impact on our financial statements.
Loss of our exclusive or non-exclusive licenses to list certain products could adversely affect our business.
We hold exclusive and non-exclusive licenses to list various index futures and contracts, including Russell, MSCI and FTSE Indexes, as well as the DTCC GCF Repo Index® futures. The owners of these indices may not renew the licenses with us on an exclusive basis or at all, and the terms of some of these licenses, including our licensing agreement with Russell, require that we achieve certain volume levels to maintain exclusivity. Additionally, litigation or regulatory action may limit the right of owners to grant exclusive licenses for index futures and contracts trading to a single exchange, and our competitors may succeed in providing economically similar products in a manner or jurisdiction not otherwise covered by our exclusive license. As previously discussed, MiFID II introduced a harmonized approach to the licensing of services relating to commodity derivatives across Europe and the legislation requires open access to any benchmarks (a benchmark is an index or other measure used to determine the value of a financial instrument, for example, LIBOR or the S&P 500) used in Europe. The final scope of the requirement is expected to be decided over the next year. If unlicensed trading of any index product where we hold an exclusive license were permitted, we could lose trading volume for these products which would adversely affect our revenues associated with the license and the related index products. In addition, we hold a non-exclusive license to various energy futures contracts settling on assessments published by McGraw-Hill subsidiary, Platts.  We have worked with Platts on multiple long-term initiatives within our energy trading and market data businesses and if these licenses became unavailable to us, we could lose trading volume and associated revenues.
We may be required to recognize impairments of our goodwill, other intangible assets or investments, which could adversely affect our results of operations or financial condition.
Under accounting principles generally accepted in the United States, the determination of the value of goodwill and other intangible assets with respect to our acquisitions and other investments requires management to make estimates and assumptions that affect our consolidated financial statements. As of December 31, 2014, we had goodwill of $8.5 billion and net other intangible assets of $7.8 billion relating to our acquisitions, our purchase of trademarks and Internet domain names from various third parties, and the Russell licensing agreement. We also have $379 million in long-term investments relating to our equity security investment in Cetip. We recorded a $190 million impairment loss on our investment in Cetip during the year ended December 31, 2013 primarily due to the devaluation of the Brazilian real. For additional information on the Cetip impairment, refer to note 5 to our consolidated financial statements and related notes which are included elsewhere in this Annual Report on Form 10-K. We assess goodwill, other intangible assets and other investments and assets for impairment by applying a fair-value based test looking at historical performance, capital requirements and projected cash flows on an annual basis or more frequently if indicators of impairment arise.
We cannot assure you that we will not experience future events that may result in asset impairments. An impairment of the value of our existing goodwill, other intangible assets and other investments and assets could have a significant negative impact on our future operating results. For additional information on our goodwill, other intangible assets and investments, refer to notes 5 and 7 to our consolidated financial statements and related notes and “Critical Accounting Policies - Goodwill and Other Identifiable Intangible Assets” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Annual Report on Form 10-K.
Owning and operating voice broker businesses exposes us to additional risk, and these businesses are largely dependent on their broker-dealer clients.
Our voice broker business is primarily transaction-based, and it provides brokerage services to clients primarily in the form of agency transactions, although it also engages in a limited number of matched principal transactions. In agency transactions, customers pay transaction fees for trade execution services in which we connect buyers and sellers who settle their transactions directly. In matched principal transactions (also known as “risk-less principal” transactions), we agree to buy instruments from one customer and sell them to another customer. The amount of the fee generally depends on the spread between the buy and sell price of the security that is brokered. The majority of transactions by Creditex and Creditex Brokerage, which are the subsidiaries that engage in our voice broker business, are agency transactions, and the matched principal transactions accounted for 5% of the total transactions for Creditex and Creditex Brokerage for the year ended December 31, 2014. With respect to matched principal transactions, a counterparty to a matched principal transaction may fail to fulfill its obligations, or Creditex or Creditex Brokerage may face liability for an unmatched trade. Declines in trading volumes in credit derivatives would adversely affect the revenues we derive from Creditex. We also face the risk of not being able to collect transaction or processing fees charged to customers for brokerage services and processing services we provide.

A failure to protect our intellectual property rights, or allegations that we have infringed the intellectual property rights of others, could adversely affect our business.
Our business is dependent on proprietary technology and other intellectual property that we own or license from third parties, including trademarks, service marks, trade names, trade secrets, copyrights and patents. We cannot assure you that the steps that we have taken or will take in the future will prevent misappropriation of our proprietary technology or intellectual property. Additionally, we may be unable to detect the misappropriation or unauthorized use of our proprietary technology and intellectual property. Our failure to protect our proprietary technology and intellectual property adequately could harm our reputation and affect our ability to compete effectively. Further, we may need to resort to litigation to enforce our intellectual property rights, which may require significant financial and managerial resources. As a result, we may choose not to enforce our infringed intellectual property rights, depending on our strategic evaluation and judgment regarding the best use of our resources, the relative strength of our intellectual property portfolio and the recourse available to us.
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
Many aspects of our business, including trading, clearing, market data services, benchmark services and listings, and the businesses of our participants, involve substantial risks of liability. These risks include, among others, potential liability from disputes over terms of a trade and the claim that a system failure or delay caused monetary loss to a participant or that an unauthorized trade occurred. For example, dissatisfied market participants that have traded on our electronic platform or those on whose behalf such participants have traded, may make claims regarding the quality of trade execution, or allege improperly confirmed or settled trades, abusive trading practices, security and confidentiality breaches, mismanagement or even fraud against us or our participants. In addition, because of the ease and speed with which sizable trades can be executed on our electronic platform, participants can lose substantial amounts by inadvertently entering trade orders or by entering them inaccurately. A large number of significant error trades could result in participant dissatisfaction and a decline in participant willingness to trade in our electronic markets.
In addition, we are subject to various legal disputes, some of which we are involved in due to acquisition activity. Although in certain aspects of our operations, we are immune from private suits arising from conduct within our regulatory authority and from acts and forbearances incident to the exercise of our regulatory authority, we could be exposed to substantial liability under federal and state laws and court decisions, as well as rules and regulations of, and/or direct actions brought by, the SEC, the CFTC and other government regulators. We could incur significant expenses defending lawsuits and other claims, even those without merit, which could adversely affect our financing condition and operating results. An adverse resolution of any lawsuit or claim against us may require us to pay substantial damages or impose restrictions on how we conduct business, either of which could adversely affect our business, financial condition and operating results. Please see note 13 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a summary of our legal proceedings and claims.
We may be at greater risk from terrorism than other companies.
Given our prominence in the global financial markets and the location of many of our properties and personnel in U.S. and European financial centers, we may be a direct target of, or an indirect casualty of, attacks by terrorists or terrorist organizations, or other extremist organizations that employ threatening or harassing means to achieve their social or political objectives.
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
We currently have substantial outstanding indebtedness on a consolidated basis that could restrict our ability to engage in additional transactions or incur additional indebtedness.
Following our acquisition of NYSE, we have significant outstanding indebtedness on a consolidated basis. As of December 31, 2014, we had $4.3 billion of outstanding debt. This level of indebtedness could have important consequences to our business and could make it difficult to satisfy our debt obligations, increase our vulnerability to general adverse economic and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and restrict us from pursuing certain business opportunities. As we use our available resources to reduce and refinance our consolidated debt, our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and our ability to pursue future business opportunities may be further constrained. In addition, the terms of our debt facilities contain affirmative and negative covenants, including a leverage ratio test and certain limitations on the incurrence of additional debt or the creation of liens and other matters. We have elected to hold $1.2 billion of the proceeds we received from the Euronext IPO to repay $1.2 billion of legacy NYSE debt and interest that matures in June 2015.
Our long-term debt is currently rated by Moody’s Investor Services and Standard & Poor’s. These ratings agencies regularly evaluate us and our credit ratings based on a number of quantitative and qualitative factors, including our financial strength and conditions affecting the financial services industry generally. Our credit ratings remain subject to change at any time, and it is possible that a ratings agency may take action to downgrade us in the future. In particular, our inability to sustain reduced debt on a consolidated basis may result in a downgrade of our credit ratings. In addition, a significant decrease in our credit rating could impact the regulatory status of our clearing houses and make parties less willing to do business with our clearing houses and our exchanges that clear products through our clearing houses. Any downgrade in our credit ratings could negatively impact our ability to access the capital markets and increase the cost of any future debt funding we may obtain.
We are a holding company and depend on our subsidiaries for dividends, distributions and other payments.
We are a legal entity separate and distinct from our operating subsidiaries. Our principal source of cash flow, including cash flow to pay dividends to our stockholders and principal and interest on our outstanding debt, is dividends from our subsidiaries. There are statutory and regulatory limitations on the payment of dividends by certain of our subsidiaries to us. If our subsidiaries are unable to make dividend payments to us and sufficient cash or liquidity is not otherwise available, we may not be able to make dividend payments to our stockholders, principal and interest payments on our outstanding debt or repurchase shares of our common stock. Further, we have guaranteed the payment of certain debt obligations by our subsidiary, NYSE Holdings, LLC. This guarantee may require us to provide substantial funds or assets to creditors of our subsidiaries at a time when we are in need of liquidity to fund our own obligations and may affect our ability to make dividend payments to our stockholders, principal and interest payments on our outstanding debt or repurchase shares of our common stock.
Provisions of our organizational documents and Delaware law may delay or deter a change of control of ICE.
Our organizational documents contain provisions that may have the effect of discouraging, delaying or preventing a change of control of, or unsolicited acquisition proposals for, ICE. These provisions make a change of control less likely, which may be contrary to the desires of certain of our stockholders. Many of these provisions are required by relevant regulators in connection with our ownership and operation of U.S. and European equity exchanges. For example, our organizational documents include provisions that require our Board of Directors to consider the impact on our security exchanges to discharge their responsibilities and duties prior to taking certain actions and generally restrict any person (either alone or together with its related persons) from (i) voting or causing the voting of shares of stock representing more than 10% of our outstanding voting capital stock (including as a result of any agreement by any other persons not to vote shares of stock) or (ii) beneficially owning shares of stock representing more than 20% of the outstanding shares of any class or series of our capital stock. Further, our organizational documents generally limit the ability of stockholders to call special stockholders’ meetings or act by written consent, and generally authorize our board of directors, without stockholder approval, to issue and fix the rights and preferences of one or more series of preferred stock. In addition, provisions of Delaware law may have a similar effect, such as provisions limiting the ability of certain interested stockholders, as defined under Delaware law, from causing the merger or acquisition of a corporation against the wishes of the board of directors.
 ITEM 1 (B).    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES
The net book value of our property was $874 million as of December 31, 2014. Our intellectual property is described under the heading “Technology” in Item 1 - Business. In addition to our intellectual property, our other primary assets include buildings, computer equipment, corporate aircraft, software, and internally developed software. We own an array of computers and related equipment.
Our principal executive offices are located in Atlanta, Georgia and New York, New York. We currently occupy 270,000 square feet of office space in Atlanta in a building that we own that serves as our Atlanta headquarters. Our New York headquarters are located at 11 Wall Street, where we occupy 370,000 square feet of office space in a building we own. In total, we maintain 2.2 million square feet in offices primarily throughout the United States, Europe, Asia and Canada. Our principal offices consist of the properties described below.

Location	Owned/Leased	Lease Expiration	Approximate Size
5660 New Northside Drive Atlanta, Georgia	Owned	N/A	270,000 sq. ft.
11 Wall Street New York, New York	Owned	N/A	370,000 sq. ft.
Basildon, United Kingdom	Owned	N/A	315,000 sq. ft.
Mahwah, New Jersey	Leased	2029	395,000 sq. ft.
20 Broad Street New York, New York	Leased	2016	381,000 sq. ft.
55 East 52nd Street New York, New York	Leased	2028	93,000 sq. ft.
353 North Clark Street Chicago, Illinois	Leased	2027	57,000 sq. ft.
Milton Gate London, United Kingdom	Leased	2024	45,000 sq. ft.
In addition to the above, we currently lease an aggregate of 274,000 square feet of administrative, sales and disaster preparedness facilities in various cities around the word. We believe that our facilities are adequate for our current operations and that we will be able to obtain additional space as and when it is needed.

ITEM 3.    LEGAL PROCEEDINGS
We are subject to legal proceedings and claims that arise in the ordinary course of business. Typically, we do not believe that the resolution of these ordinary course matters will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to the legal proceedings and claims. See note 13 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a summary of our legal proceedings and claims.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Approximate Number of Holders of Common Stock
As of February 3, 2015, there were approximately 528 holders of record of our common stock.
Dividends
The declaration of dividends is subject to the discretion of our board of directors, and may be affected by various factors, including our future earnings, financial condition, capital requirements, levels of indebtedness, credit ratings and other considerations our board of directors deem relevant. Our board of directors has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be determined quarterly by the board or audit committee of the board of directors taking into account such factors as our evolving business model, prevailing business conditions and our financial results and capital requirements, without a predetermined annual net income payout ratio. During the year ended December 31, 2014, we paid dividends of $2.60 per share of our common stock in the aggregate through four quarterly dividends of $0.65 per share, for an aggregate payout of $299 million in 2014, which includes the payment of dividend equivalents.
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
None of the indentures governing our and our subsidiaries’ outstanding indebtedness contain specific covenants restricting our ability, or the ability of our subsidiaries, to pay dividends absent a default on such indebtedness. Our senior unsecured revolving credit facility in the aggregate amount of $3.0 billion, or the 2014 Credit Facility, however, limits our ability to declare and make dividend payments, and other distributions of our cash, property or assets, if a default under the applicable facility has occurred and is continuing, or would occur as a result of our declaration and payment of any dividend or other distribution. Our 2014 Credit Facility contains customary financial and operating covenants that place restrictions on our operations, including our maintenance of specified total leverage and interest coverage ratios, which could indirectly affect our ability to pay dividends. Refer to note 9 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on our debt facilities.
Price Range of Common Stock
Our common stock trades on the New York Stock Exchange under the ticker symbol “ICE”. On February 3, 2015, our common stock traded at a high of $211.57 per share and a low of $208.59 per share. The following table sets forth the quarterly high and low sale prices for the periods indicated for our common stock on the New York Stock Exchange.

	Common Stock Market Price
	High	Low
Year Ended December 31, 2013
First Quarter	$163.81	$124.03
Second Quarter	$184.12	$150.12
Third Quarter	$188.78	$173.54
Fourth Quarter	$227.07	$179.10
Year Ended December 31, 2014
First Quarter	$229.50	$195.34
Second Quarter	$207.00	$185.70
Third Quarter	$205.13	$182.40
Fourth Quarter	$228.79	$193.42

 Equity Compensation Plan Information
The following table provides information about our common stock that has been or may be issued under our equity compensation plans as of December 31, 2014:

•Intercontinental Exchange Holdings, Inc. 2013 Omnibus Employee Incentive Plan
•Intercontinental Exchange Holdings, Inc. 2013 Omnibus Non-Employee Director Incentive Plan
•Intercontinental Exchange Holdings, Inc. 2009 Omnibus Incentive Plan
•Intercontinental Exchange Holdings, Inc. 2003 Restricted Stock Deferral Plan for Outside Directors
•Intercontinental Exchange Holdings, Inc. 2000 Stock Option Plan
•Creditex Amended and Restated 1999 Stock Option/Stock Issuance Plan
•NYSE Amended and Restated Omnibus Incentive Plan
•NYSE 2006 Stock Incentive Plan
The 2000 Stock Option Plan and the Creditex Amended and Restated 1999 Stock Option/Stock Issuance Plan were retired on May 14, 2009 when our shareholders approved the 2009 Omnibus Incentive Plan. The 2009 Omnibus Incentive Plan was retired on May 17, 2013 when our shareholders approved the Intercontinental Exchange Holdings, Inc. 2013 Omnibus Employee Incentive Plan. No future grants will be made from the retired ICE or Creditex plans. Certain grants continue to be made to legacy NYSE employees under the NYSE Amended and Restated Omnibus Incentive Plan. Other than the grants to legacy NYSE employees under the NYSE Amended and Restated Omnibus Incentive Plan, all future grants to employees will be made under the Intercontinental Exchange Holdings, Inc. 2013 Omnibus Employee Incentive Plan and all future grants to directors will be made under the Intercontinental Exchange Holdings, Inc. 2013 Omnibus Non-Employee Director Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)		Weighted average exercise price of outstanding options (b)		Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	2,111,142	(1)	$136.54	(1)	4,388,170
Equity compensation plans not approved by security holders(2)	40,204	(2)	$59.74	(2)	—
TOTAL	2,151,346		$135.53		4,388,170

(1)
The 2000 Stock Option Plan was approved by our stockholders in June 2000. The 2009 Omnibus Incentive Plan was approved by our stockholders on May 14, 2009. The Intercontinental Exchange Holdings, Inc. 2013 Omnibus Employee Incentive Plan and the Intercontinental Exchange Holdings, Inc. 2013 Omnibus Non-Employee Director Incentive Plan were approved by our stockholders in May 2013. The shareholders of NYSE approved the NYSE Amended and Restated Omnibus Incentive Plan on April 25, 2013. Of the 2,111,142 securities to be issued upon exercise of outstanding options and rights, 756,299 are options with a weighted average exercise price of $136.54 and the remaining 1,354,843 securities are restricted stock shares that do not have an exercise price. Of the 1,354,843 restricted stock shares to be issued, 360,210 shares were originally granted under the NYSE Amended and Restated Omnibus Incentive Plan.

(2)
This category includes the 2003 Restricted Stock Deferral Plan for Outside Directors and the Creditex Amended and Restated 1999 Stock Options/Stock Issuance Plan. It also includes the NYSE 2006 Stock Incentive Plan, subsequent to our acquisition of NYSE. Of the 40,204 securities to be issued upon exercise of outstanding options and rights, 10,130 are options with a weighted average exercise price of $59.74 and the remaining 30,074 securities are restricted stock shares that do not have an exercise price. Of the 10,130 options to be issued, 688 were originally granted under the 2006 NYSE Stock Incentive Plan. For more information concerning these plans, see note 10 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K.

Stock Repurchases
The table below sets forth the information with respect to purchases made by or on behalf of Intercontinental Exchange, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended December 31, 2014.

Period (2014)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)(1)
October 1 - October 31	319,500	$201.69	2,636,184	$537
November 1 - November 30	279,600	$219.94	2,915,784	$475
December 1 - December 31	315,700	$223.23	3,231,484	$405
Total	914,800	$215.14	3,231,484	$405

(1)
In September 2014, we entered into a Rule 10b5-1 trading plan under the Exchange Act permitting open market repurchases of our common stock based on certain parameters described in the trading plan. During the three months ended December 31, 2014, we repurchased 914,800 shares of our outstanding common stock at a cost of $196 million. These repurchases were completed under a stock repurchase plan authorized by our board of directors. The shares repurchased are held in treasury stock. As of December 31, 2014, the remaining board authorization permits repurchases of up to $405 million of our common stock with no fixed expiration date. We expect to fund any remaining share repurchases with a combination of cash on hand, future cash flows and by borrowing under our credit facilities and in connection with our commercial paper program. The timing and extent of any future repurchases that are not made pursuant to the trading plan under Rule 10b5-1 are at our discretion and will depend upon market conditions, amount authorized by our board of directors, our stock price, our target debt ratio and corporate debt rating, and our strategic growth initiatives at that time. We may discontinue the stock repurchases at any time or may enter into a new Rule 10b5-1 trading plan in the future. In addition, our board of directors may increase or decrease the amount of capacity we have for repurchases from time to time.

ITEM 6.    SELECTED FINANCIAL DATA

The following tables present our selected consolidated financial data as of and for the dates and periods indicated. We derived the selected consolidated financial data set forth below for the years ended December 31, 2014, 2013 and 2012 and as of December 31, 2014 and 2013 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated financial data set forth below for the years ended December 31, 2011 and 2010 and as of December 31, 2012, 2011 and 2010 from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our consolidated financial statements include NYSE's results of operations for the periods subsequent to November 13, 2013. The selected consolidated financial data presented below is not indicative of our future results for any period. The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In millions, except for per share data)
Consolidated Statement of Income Data(1)
Revenues:
Transaction and clearing fees, net(2)	$3,013	$1,379	$1,185	$1,176	$1,024
Data services fees(3)	631	229	147	125	109
Listing fees(3)	367	33	—	—	—
Other revenues(3)	210	75	31	26	17
Total revenues	4,221	1,716	1,363	1,327	1,150
Transaction-based expenses(2)	1,129	118	—	—	—
Total revenues, less transaction-based expenses	3,092	1,598	1,363	1,327	1,150
Operating expenses:
Compensation and benefits	592	302	251	250	237
Technology and communication	188	63	46	48	44
Professional services	181	54	33	35	33
Rent and occupancy	78	39	19	19	17
Acquisition-related transaction and integration costs(4)	129	143	19	16	10
Selling, general and administrative	143	51	37	34	36
Depreciation and amortization	333	156	131	132	121
Total operating expenses	1,644	808	536	534	498
Operating income	1,448	790	827	793	652
Other expense, net(5)	41	286	37	33	43
Income from continuing operations before income tax expense	1,407	504	790	760	609
Income tax expense	402	184	228	238	202
Income from continuing operations	1,005	320	562	522	407
Income (loss) from discontinued operations, net of tax(6)	11	(50)	—	—	—
Net income	$1,016	$270	$562	$522	$407
Net income attributable to non-controlling interest	(35)	(16)	(10)	(12)	(9)
Net income attributable to ICE(7)	$981	$254	$552	$510	$398
Basic earnings (loss) per share attributable to ICE common shareholders:
Continuing operations(7)	$8.50	$3.88	$7.59	$6.97	$5.41
Discontinued operations	0.10	(0.64)	—	—	—
Basic earnings per share	$8.60	$3.24	$7.59	$6.97	$5.41
Basic weighted average common shares outstanding(8)	114	78	73	73	74
Diluted earnings (loss) per share attributable to ICE common shareholders:
Continuing operations(7)	$8.46	$3.84	$7.52	$6.90	$5.35
Discontinued operations	0.09	(0.63)	—	—	—
Diluted earnings per share	$8.55	$3.21	$7.52	$6.90	$5.35
Diluted weighted average common shares outstanding(8)	115	79	73	74	74
Dividend per share	$2.60	$0.65	$—	$—	$—

(1)
We acquired several companies during the periods presented and have included the financial results of these companies in our consolidated financial statements effective from the respective acquisition dates. Refer to note 3 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on some of these acquisitions, including the acquisition of NYSE on November 13, 2013.

(2)
Our transaction and clearing fees are presented net of rebates paid to our customers. We also report transaction-based expenses relating to Section 31 fees and payments made for routing services and to certain U.S. equities liquidity providers. For a discussion of these rebates, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Revenues” included elsewhere in this Annual Report on Form 10-K.

(3)
For the years ended December 31, 2014 and 2013, we have reclassified certain revenues in other revenues to data services fee revenues and to listing fee revenues. The revenues reclassified to data services fees include our SFTI network revenues and our colocation service revenues and the revenues reclassified to listing fees include our NYSE governance services revenues.

(4)
Acquisition-related transaction and integration costs relate to acquisitions and other strategic opportunities. The acquisition-related transaction costs include fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms, deal-related bonuses to certain of our employees, as well as costs associated with credit facilities and other external costs directly related to the transactions. We also incurred integration costs during the years ended December 31, 2014 and 2013 relating to our NYSE acquisition, primarily related to employee termination costs, costs incurred relating to the IPO of Euronext and the sale of NYSE Technologies, transaction-related bonuses and professional services costs incurred relating to the NYSE integration.

(5)
Other income (expense), net during the year ended December 31, 2014 includes a net $4 million gain on the sale of our 6% ownership in Euronext and $25 million in equity method income from our equity investment in the Options Clearing Corporation. Other income (expense), net during the year ended December 31, 2013 includes a $190 million impairment loss on our Cetip investment and a $51 million expense relating to the early payoff of outstanding debt. For a discussion of these items, see Item 7 “-Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-Operating Income (Expenses)” included elsewhere in this Annual Report on Form 10-K.

(6)
During the year ended December 31, 2014, we sold 100% of our wholly-owned subsidiary, Euronext, and during July and September 2014, we sold our entire interest in three companies that comprised the former NYSE Technologies (NYFIX, Metabit and Wombat). We treated the sale of these entities as discontinued operations and the statement of income for the year ended December 31, 2013 has been restated to reflect these operations as discontinued operations. See Item 7 "-Management’s Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations” and note 16 to our consolidated financial statements and related notes, both of which are included elsewhere in this Annual Report on Form 10-K, for more information regarding the sale of Euronext and the three NYSE Technologies businesses and their presentation as discontinued operations.

(7)
Our results include certain items that are not reflective of our cash operations and core business performance. Excluding these items, net of taxes, net income attributable to ICE for the year ended December 31, 2014 would have been $1.1 billion; and, basic earnings per share and diluted earnings per share from continuing operations attributable to ICE common shareholders would have been $9.67 and $9.63, respectively. See Item 7 "-Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-U.S. GAAP Financial Measures” included elsewhere in this Annual Report on Form 10-K for more information on these items.

(8)
The weighted average common shares outstanding during the years ended December 31, 2014 and 2013 increased from the prior periods primarily due to the 42.4 million shares of our common stock issued to NYSE stockholders in connection with the acquisition, weighted to show these additional shares outstanding for the periods subsequent to November 13, 2013.

	As of December 31,
	2014	2013	2012	2011	2010
	(In millions)
Consolidated Balance Sheet Data
Cash and cash equivalents(1)	$652	$961	$1,612	$823	$622
Margin deposits and guaranty fund assets(2)	47,458	42,216	31,883	31,556	22,712
Total current assets	50,245	44,269	33,750	32,605	23,576
Goodwill and other intangible assets, net(3)	16,315	18,512	2,737	2,757	2,807
Total assets(3)	68,279	64,422	37,215	36,148	26,642
Margin deposits and guaranty fund liabilities(2)	47,458	42,216	31,883	31,556	22,712
Total current liabilities(3)	50,539	44,321	32,246	31,800	23,127
Short-term and long-term debt(1)	4,289	5,058	1,132	888	579
Equity	12,392	12,381	3,677	3,162	2,817

(1)
The decrease in our cash and cash equivalents and the increase in our debt as of December 31, 2013 primarily relates to our acquisition of NYSE. Refer to notes 3 and 9 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on these items.

(2)
Clearing members of our clearing houses are required to deposit original margin and variation margin and to make deposits to a guaranty fund. The cash deposits made to these margin accounts and to the guaranty fund are recorded in the consolidated balance sheet as current assets with corresponding current liabilities to the clearing members that deposited them. Refer to note 12 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on these items.

(3)
The increase in the goodwill and other intangible assets as of December 31, 2013, as well as to our total assets and liabilities, primarily relates to our acquisition of NYSE. Refer to notes 3 and 7 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on our acquisition of NYSE.

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
Overview
We are a leading global operator of regulated exchanges, clearing houses and data services for financial and commodity markets. We operate global marketplaces for trading and clearing a broad array of securities and derivatives contracts across major asset classes, including energy and agricultural commodities, interest rates, equities, equity derivatives, credit derivatives, bonds and currencies.
Our regulated exchanges include: futures exchanges in the United States, United Kingdom, Canada, Singapore and Europe, three securities exchanges and two equity options exchanges. We operate over-the-counter, or OTC, markets for physical energy and credit default swaps, or CDS. We also currently own or operate seven central counterparty clearing houses. Through our widely-distributed electronic trading, clearing and post-trade platforms, we bring together buyers and sellers by offering liquid markets, benchmark products, access to capital markets, and a range of services to support market participants’ trading and risk management activities.
Our business is conducted as a single reportable business segment, and substantially all of our identifiable assets are located in the United States, United Kingdom, Continental Europe, Israel, Canada and Singapore.
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
Initial Public Offering and Sale of Euronext
On June 24, 2014, we sold an aggregate 65.8 million shares of common stock of Euronext, representing 94% of all outstanding shares, in three transactions. The three transactions include our sale of 42.2 million shares of Euronext common stock in an initial public offering, or IPO, at €20 per share, 23.4 million shares of Euronext common stock to a group of European institutional investors at €19.20 per share, and 0.2 million shares of Euronext common stock to eligible Euronext employees at €16 per share. On December 9, 2014, we sold our remaining 4.2 million shares of Euronext common stock, representing 6% of the outstanding shares of Euronext, for €95 million ($118 million). We no longer hold any shares of Euronext stock and these four transactions generated an aggregate €1.5 billion ($2.1 billion) of net cash proceeds for us. The net cash proceeds received included cash of $220 million distributed from Euronext as part of the separation of Euronext from us. Euronext was comprised of the continental European-based exchanges acquired by us as part of the NYSE acquisition.
Due to the sale of a controlling interest in Euronext in June 2014, we de-consolidated the assets and liabilities of Euronext as of the IPO date and included the financial results of Euronext in discontinued operations in the consolidated financial statements. See "- Discontinued Operations" below. We used the cash proceeds from the IPO and sale of Euronext shares to repay debt. See "- Debt" below. Also, refer to note 16 to our consolidated financial statements and related notes, which are included elsewhere in this Annual

Report on Form 10-K, for more information on the IPO and sale of Euronext and the presentation of the results as discontinued operations.
Liffe transition to ICE Futures Europe
We successfully transitioned all of the Liffe futures and options contracts to ICE Futures Europe during the year ended December 31, 2014. These products are now made available for trading on ICE Futures Europe via the ICE trading platform. The clearing transition of the Liffe products to ICE Clear Europe was completed in July 2013.
NYSE Technologies Divestitures
NYSE previously operated a commercial technology business, NYSE Technologies, which offered transaction, data and infrastructure services, and managed solutions for market participants. During the year ended December 31, 2014, we sold NYFIX, Metabit and Wombat, three companies that comprised NYSE Technologies. These sales completed our previously announced intention to divest non-core NYSE Technologies assets.
The results of NYFIX, Metabit and Wombat are reflected as discontinued operations in the consolidated financial statements. See "- Discontinued Operations" below. We used the net cash proceeds from the sales to repay debt, invest in growth initiatives, pursue strategic investments and return capital to shareholders via dividends and share repurchases. Refer to note 16 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on the sales and the presentation of the results as discontinued operations.
Other Acquisitions
During the year ended December 31, 2014, we acquired 100% of the outstanding common stock of Singapore Mercantile Exchange, or SMX, SuperDerivatives and True Office and acquired 75% of the outstanding common stock of Holland Clearing House, or HCH. SMX operated commodity futures markets and a clearing house in Singapore. SuperDerivatives is a leading provider of risk management analytics, financial market data and valuation services. True Office is a developer of interactive technology-driven training services used for compliance and risk management, sales training, customer support and professional development. HCH is a continental European clearing house. Refer to note 3 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on these acquisitions.
Consolidated Financial Highlights
The following summarizes our results and significant changes in our consolidated financial performance for the periods presented (dollars in millions, except per share amounts):

	Year Ended December 31,			Year Ended December 31,
	2014	2013	Change	2013	2012	Change
Total revenues, less transaction-based expenses	$3,092	$1,598	93%	$1,598	$1,363	17%
Total operating expenses	$1,644	$808	103%	$808	$536	51%
Adjusted operating expenses(1)	$1,389	$605	129%	$605	$477	27%
Operating income	$1,448	$790	83%	$790	$827	(4)%
Adjusted operating income(1)	$1,703	$993	72%	$993	$886	12%
Operating margin	47%	49%	(2 pts)	49%	61%	(12 pts)
Adjusted operating margin(1)	55%	62%	(7 pts)	62%	65%	(3 pts)
Other expense, net	$41	$286	(85)%	$286	$37	673%
Income tax expense	$402	$184	119%	$184	$228	(19)%
Effective tax rate	29%	37%	(8 pts)	37%	29%	8 pts
Income from continuing operations	$1,005	$320	214%	$320	$562	(43)%
Income (loss) from discontinued operations, net of tax	$11	$(50)	n/a	$(50)	$—	n/a
Net income attributable to ICE	$981	$254	286%	$254	$552	(54)%
Adjusted net income attributable to ICE(1)	$1,115	$613	82%	$613	$588	4%
Diluted earnings per share attributable to ICE common shareholders	$8.55	$3.21	166%	$3.21	$7.52	(57)%
Adjusted diluted earnings per share attributable to ICE common shareholders(1)	$9.72	$7.75	25%	$7.75	$8.01	(3)%
Cash flows from operating activities of continuing operations	$1,463	$714	105%	$714	$733	(3)%

(1) The adjusted numbers in the table above are calculated by excluding items that are not reflective of our cash operations and core business performance, net of taxes, as applicable. As a result, these adjusted numbers are not calculated in accordance with U.S. GAAP. See “- Non-U.S. GAAP Financial Measures” below.

•
Total revenues, less transaction-based expenses, increased $1.494 billion, or 93%, for the year ended December 31, 2014, from the comparable period in 2013, primarily due to an increase of $1.461 billion in revenues, less transaction-based expenses, recognized relating to the inclusion of NYSE, including $1.669 billion in NYSE revenues, less transaction-based expenses, for the year ended December 31, 2014 versus $208 million in NYSE revenues, less transaction-based expenses, for the period from November 13, 2013 to December 31, 2013. Total revenues, less transaction-based expenses, increased $235 million, or 17%, for the year ended December 31, 2013, from the comparable period in 2012, primarily due to $208 million in revenues, less transaction-based expenses, recognized relating to the inclusion of NYSE subsequent to our acquisition on November 13, 2013. See “- Revenues” below for further information on the NYSE revenues as well as a discussion of the other changes in revenues. Total revenues, less transaction-based expenses, exclude Euronext and NYSE Technologies revenues which are included in income from discontinued operations discussed below.

•
Total operating expenses increased $836 million, or 103%, for the year ended December 31, 2014, from the comparable period in 2013, primarily due to an increase of $756 million in expenses recognized relating to the inclusion of NYSE, net of integration costs ($1.007 billion in NYSE expenses for the year ended December 31, 2014, including $123 million in integration costs, versus $171 million in NYSE expenses for the period from November 13, 2013 to December 31, 2013, including $43 million in integration costs). Total operating expenses increased $272 million, or 51%, for the year ended December 31, 2013, from the comparable period in 2012, primarily due to $171 million in expenses recognized relating to the inclusion of NYSE subsequent to its acquisition on November 13, 2013. Acquisition-related transaction and integration costs also increased $124 million for the year ended December 31, 2013, from the comparable period in 2012, primarily relating to our acquisition and integration of NYSE (including $43 million in acquisition-related transaction and integration costs incurred directly at NYSE and included in the $171 million NYSE expense number discussed above). See “- Operating Expenses” below for further information on the NYSE expenses as well as a discussion of the other increases in expenses. Total operating expenses exclude Euronext and NYSE Technologies operating expenses which are included in income from discontinued operations discussed below.

•
Other income (expense), net includes a $4 million net gain on the remaining sale of our 6% ownership in Euronext and $25 million in equity income from our equity investment in the Options Clearing Corporation, or OCC, during the year ended December 31, 2014. Other income (expense), net includes a $190 million impairment loss on our Cetip investment and a $51 million expense relating to the early payoff of outstanding debt during the year ended December 31, 2013. Other expense, net, also increased in each of the last two years primarily due to increases in our interest expense resulting from increases in our total debt outstanding during the years ended December 31, 2014 and 2013. The increases in the other expenses was partially offset by an increase in dividend income received relating to our investment in Cetip. See “- Non-Operating Income (Expenses)” below.

•
Income (loss) from discontinued operations, net of tax, for the years ended December 31, 2014 and 2013 include the results of Euronext and NYSE Technologies subsequent to the NYSE acquisition on November 13, 2013. See “- Discontinued Operations” below.

Factors Affecting Our Results
The business environments in which we operate directly affect our results of operations. Our results have been and will continue to be affected by many factors, including the level of trading activity in our markets, which during any period is significantly influenced by general market conditions; competition; price volatility; market share and the pace of industry consolidation; broad trends in the brokerage and finance industry; price levels and price volatility; the number and financial health of companies listed on NYSE’s cash markets; geopolitical events; weather and disasters; real and perceived supply and demand imbalances; availability of capital; changing technology in the financial services industry; and legislative and regulatory changes; among other factors. In particular, in recent years, the business environment has been characterized by increasing competition among global markets for trading volumes and listings; the globalization of exchanges, customers and competitors; market participants’ demand for speed, capacity and reliability, which requires continuing investment in technology; and increasing competition for market data revenues. Price volatility increases the need to hedge price risk and creates the need for the exchange of risk between market participants. Market liquidity is one of the primary market attributes for attracting and maintaining customers and is an important indicator of a market’s strength. The maintenance and growth of our revenues could also be impacted if we face increased pressure on pricing.
The implementation of new regulations may impact participation in our markets. Generally, legislative and regulatory bodies in the United States and Europe have expressed increased concern regarding derivatives markets when underlying commodity prices rise. As a result, legislative and regulatory actions may change the way we conduct our business and may create uncertainty for market participants, which could affect trading volumes. In particular, many of the proposed changes are still being implemented, and final regulations have not yet been adopted or significant uncertainties and ambiguities remain around adopted regulations. In addition, many market participants are still determining how they will respond to these regulations. As a result, it is difficult to predict all of the effects that the legislation and its implementing regulations will have on us. However, it may possibly result in increased costs and the expenditure of significant resources.
Low interest rates and uncertainty in the U.S. financial markets continued to reflect the impact of a slow economic recovery. Equity market indices became increasingly volatile in the later part of 2014. Economic uncertainty in the European Union may also continue to negatively affect global financial markets. In addition, economic uncertainty has continued to affect our clients’ activities, business models and technology spending over the last several years. We expect that all of these factors will continue to impact our businesses. We have diversified our business so that we are less subject to the reduction in volatility, trading activity or participation in any one asset class. In addition, we have increased our portion of non-transaction and clearing revenues from 13% in 2012 to 39% in 2014. We continue to focus on our strategy to broaden and diversify our revenue streams, as well as on our company-wide expense reduction initiatives in connection with our acquisition of NYSE in order to mitigate these uncertainties.
We also periodically make adjustments to our contract specifications. Changes to contracts are generally aimed at making the contracts more relevant to more customers and their evolving hedging needs or are required based on changes to the underlying commodity and may result in fluctuations in trading volume in the near term, with the objective of making the contract more relevant to our customers over the long term. In 2014, we transitioned our Gasoil contract to a low-sulphur Gasoil contract, and that transition was completed in January 2015. These and other factors could cause our revenues to fluctuate from period to period and these fluctuations may affect the reliability of period to period comparisons of our revenues and operating results.
Segment Reporting
We previously operated as a single reportable business segment as of December 31, 2013, the ICE segment. As of March 31, 2014, we operated as two business segments, the ICE segment and the Euronext segment, which was reflective of how our chief operating decision maker reviewed and operated the business. Following the IPO and de-consolidation of Euronext in June 2014, we reverted to one business segment as this is reflective of how our chief operating decision maker reviewed and operated the business as of June 30, 2014 and for all subsequent periods.

Revenues
Total revenues, less transaction-based expenses, exclude Euronext and NYSE Technologies revenues, which are included in income from discontinued operations. See "- Discontinued Operations" below. The following table presents our consolidated revenues, less transaction-based expenses, from continuing operations (in millions, except for percentages):

	Year Ended December 31,			Year Ended December 31,
	2014	2013	Change	2013	2012	Change
Revenues:
Natural gas futures and options contracts	$194	$206	(6)%	$206	$242	(15)%
Brent crude futures and options contracts	231	228	2	228	214	7
Gasoil futures and options contracts	82	96	(15)	96	97	(1)
Other oil futures and options contracts	99	96	3	96	85	13
Power futures and options contracts	77	74	3	74	81	(8)
Emissions and other energy futures and options contracts	71	71	—	71	81	(13)
Sugar futures and options contracts	95	90	5	90	80	12
Other agricultural and metals futures and options contracts	96	82	18	82	75	8
Interest rates futures and options contracts	268	43	530	43	—	n/a
Other financial futures and options contracts	128	43	199	43	38	11
Credit default swaps	161	145	11	145	144	—
U.S. cash equities and U.S. equity options	1,462	159	820	159	—	n/a
Other	49	46	3	46	48	(1)
Total transaction and clearing fees, net	3,013	1,379	118	1,379	1,185	16
Data services fees	631	229	175	229	147	56
Listing fees	367	33	1,003	33	—	n/a
Other revenues	210	75	181	75	31	141
Total revenues	4,221	1,716	146	1,716	1,363	26
Transaction-based expenses	1,129	118	857	118	—	n/a
Total revenues, less transaction-based expenses	$3,092	$1,598	93%	$1,598	$1,363	17%
Transaction and Clearing Fees, net
A majority of our revenue is derived from transaction and clearing fees. Our transaction and clearing fees are reported on a net basis, except for the transaction-based expenses discussed below, and consist of fees collected from our derivatives trading and clearing and, subsequent to our acquisition of NYSE on November 13, 2013, from our U.S. cash trading and U.S. equity options businesses. In our derivatives markets, we earn transaction and clearing fees from both counterparties to each contract that is traded and/or cleared. Revenues for per-contract fees are driven by the number of trades executed and fees charged per contract. The amount of our per-contract transaction and clearing fees will depend upon many factors, including, but not limited to, market conditions, transaction and clearing volume, pricing, product mix and new product introductions. Because transaction and clearing fees are assessed on a per-contract or notional value basis, revenues and profitability fluctuate with changes in contract volume but not to the same degree due to product mix and pricing. See “- Factors Affecting Our Results” above.
In our derivatives markets, following our acquisition of NYSE, we recognize transaction and clearing fee revenues from executing and clearing trades based on interest rate, agriculture and equity derivatives futures and options. Trading volume in European interest rate products is primarily driven by volatility resulting from expectations for changes in the level and term structure of short-term interest rates and in economic data, and trading in equity derivatives, including equity indexes and single stock futures, is primarily driven by volatility.
We also receive transaction fee revenues from U.S. equity and equity options markets, including the New York Stock Exchange, NYSE Arca, NYSE MKT and NYSE Amex Options. This revenue includes routing fees related to orders in our markets which are routed to other market for execution.
Our U.S. equities markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. These Section 31 fees are designed to recover the government's costs of supervising and regulating the securities markets and securities professionals. We (or OCC on our behalf), in turn, collect activity assessment fees, which are included in transaction and clearing fees in our consolidated statements of income, from member organizations clearing or settling trades on the U.S. equities and options exchanges and recognize these amounts when invoiced. The activity assessment fees are designed so that they are equal to the Section 31 fees which are included in transaction-based expenses in our consolidated statements of income. As a result, activity assessment fees and Section 31 fees do not have an impact on our net income. Activity assessment fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semi-annually and recorded as an accrued liability until paid. As of December 31, 2014, the accrued liability related to the un-remitted SEC Section 31 fees was $137 million.
Certain energy futures and options volumes and related revenues have declined or remained flat for the year ended December 31, 2014, from the comparable period in 2013. These energy contracts include North American natural gas and power futures and options contracts and Gasoil futures and options contracts. Gasoil is a key refined oil products benchmark in Europe and Asia, which underwent transition to a new specification during 2014.
Natural gas revenue declined 6% and volume declined 22% for the year ended December 31, 2014, from the comparable period in 2013, and natural gas revenue declined 15% and volume declined 18% for the year ended December 31, 2013, from the comparable period in 2012. The relatively lower decreases in revenues, compared to the volume decreases, was driven by growth in European natural gas volume, which has a higher transaction fee as compared to the North American natural gas contract, where volume declined significantly year over year. Decreased North American natural gas volume was primarily due to continued low volatility and low price levels, which produced muted trading activity in comparison to the record volume levels established during the year ended December 31, 2012. In addition, moderate commodity demand due to muted economic growth, regulatory uncertainty and strong natural gas supply reduced the demand for trading and hedging during 2014 and 2013.
In 2014, ICE Brent crude futures and options contracts produced the eighteenth consecutive year of record volume. The Brent crude futures contract is relied upon by a broad range of global market participants, including oil producing nations and multinational companies, to price and hedge their crude oil production and consumption. Based on traded volume in our Brent and WTI crude futures contracts, we had 54%, 55% and 56% market share of the global crude futures contracts volume for the years ended December 31, 2014, 2013 and 2012, respectively. Other oil revenue and volume grew due to the launch of new global oil and refined product contracts as demand for clearing oil contracts rose.
Power futures and options volumes decreased 11% for the year ended December 31, 2014, from the comparable period in 2013, and decreased 8% for the year ended December 31, 2013, compared with the comparable period in 2012. The 3% increase in power futures and options revenues for the year ended December 31, 2014, compared to the volume decreases, were driven by increased European power volume, which has a higher transaction fee as compared to the North American power contract, where volume declined due to low price volatility.
CDS trade execution revenues at Creditex and ICE Swap Trade were $64 million, $66 million and $78 million for the years ended December 31, 2014, 2013 and 2012, respectively. The notional value of the underlying CDS traded was $1.0 trillion, $904.4 billion and $1.1 trillion for the years ended December 31, 2014, 2013 and 2012, respectively. The CDS execution business remains muted due to financial reform implementation and a general lack of volatility in corporate credit markets.
Total CDS clearing revenues at ICE Clear Credit and ICE Clear Europe were $97 million, $79 million and $66 million for the years ended December 31, 2014, 2013 and 2012, respectively. During the years ended December 31, 2014, 2013 and 2012, ICE Clear Credit and ICE Clear Europe cleared $13.7 trillion, $10.7 trillion and $10.2 trillion, respectively, of CDS notional value. CDS clearing activity by investment funds, asset managers, and other buy side market participants has continued to increase due to regulatory mandates, the expansion of products made available for clearing and the benefits derived from portfolio margining.
Our transaction and clearing fees are presented net of rebates. We recorded rebates of $631 million, $511 million and $372 million for the years ended December 31, 2014, 2013 and 2012, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. The increase in the rebates is due primarily to the rebates relating to the addition of Liffe derivatives markets following the NYSE acquisition, an increase in the number of participants in the rebate programs offered on various contracts and an increase in the number of rebate programs.

Selected Operating Data
The following table presents trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts):

	Year Ended December 31,			Year Ended December 31,
	2014	2013	Change	2013	2012	Change
Number of contracts traded:
Natural gas futures and options	235	301	(22)%	301	365	(18)%
Brent crude futures and options	174	169	3	169	157	8
Gasoil futures and options	53	65	(17)	65	64	1
Other oil futures and options	69	64	8	64	51	24
Power futures and options (1)	28	31	(11)	31	34	(8)
Emissions and other energy futures and options	10	10	(3)	10	11	(2)
Sugar futures and options	36	35	4	35	32	9
Other agricultural and metals futures and options	44	33	33	33	30	9
Interest rates futures and options	415	59	599	59	—	n/a
Other financial futures and options	239	46	426	46	41	10
Total	1,303	813	60%	813	785	4%

Rate per contract:
Energy futures and options rate per contract	$1.33	$1.20	11%	$1.20	$1.21	(1)%
Agricultural and metals futures and options rate per contract (2)	$2.38	$2.53	(6)%	$2.53	$2.50	1%
Interest rates and other financial futures and options rate per contract (2)	$0.61	$0.69	(12)%	$0.69	$0.95	(27)%

(1) The North American monthly power futures and options contracts included in the table above (and in the open interest table below) have been adjusted for all periods presented to be sized in megawatts, which resulted in a larger post-conversion contract size for each futures and options contract, a decrease in volume of contracts traded and included in open interest, and a higher rate per contract.
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

	As of December 31,			As of December 31,
	2014	2013	Change	2013	2012	Change
Open interest — in contracts:
Natural gas futures and options	$21	$26	(20)%	$26	$28	(10)%
Brent crude futures and options	4	3	50	3	2	10
Gasoil futures and options	1	1	1	1	1	(14)
Other oil futures and options	5	4	23	4	3	13
Power futures and options	7	8	(4)	8	5	58
Emissions and other energy futures and options	2	1	15	1	1	3
Sugar futures and options	1	2	(1)	2	1	12
Other agricultural and metals futures and options	1	2	(2)	2	2	9
Interest rates futures and options	13	18	(28)	18	—	n/a
Other financial futures and options	13	12	8	12	1	1,100
Total	$68	$77	(10)%	$77	$44	70%

The following table presents selected U.S. cash and U.S. equity options trading data, subsequent to our acquisition of NYSE. All trading volume below is presented as net daily trading volume and is single counted.

	Year Ended December 31, 2014	Period from November 13, 2013 to December 31, 2013
U.S. cash products (shares in millions):
NYSE listed (tape A) issues:
Handled volume	1,063	979
Matched volume	1,039	949
Total NYSE listed consolidated volume	3,391	3,112
Share of total matched consolidated volume	31%	30%
NYSE Arca, NYSE MKT and regional listed (tape B) issues:
Handled volume	261	222
Matched volume	247	208
Total NYSE Arca, NYSE MKT and regional listed consolidated volume	1,101	935
Share of total matched consolidated volume	22%	22%
Nasdaq listed (tape C) issues:
Handled volume	202	168
Matched volume	186	149
Total Nasdaq listed consolidated volume	1,953	1,736
Share of total matched consolidated volume	10%	9%
Total U.S. cash volume handled	1,525	1,368
Total U.S. cash market share matched	23%	22%

U.S. equity options (contracts in thousands):
NYSE equity options	3,577	3,477
Total U.S. equity options volume	15,258	13,901
NYSE share of total U.S. equity options	23%	25%

Revenue capture or rate per contract:
U.S. cash products revenue capture (per 100 shares)	$0.050	$0.050
U.S. equity options rate per contract	$0.160	$0.160
Handled volume represents the total number of shares of equity securities, ETFs and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
Data Services Fees
We generate revenues from the dissemination of our market data to a variety of users. Subscribers can obtain access to our market data services either directly or through third-party distributors. In our derivatives markets, market data fees primarily relate to subscription fees charged for user and license access from data vendors and from the end users, view only market data access, direct access services, terminal access, daily indexes and end of day reports. In addition, we provide a service in our derivatives markets to independently establish market price validation curves whereby participant companies subscribe to receive consensus market valuations.
We earn user and license revenues that we receive from data vendors through the distribution of real-time and historical futures prices and other futures market data derived from trading in our futures markets. During the years ended December 31, 2014, 2013 and 2012, we recognized $88 million, $62 million and $64 million, respectively, in market data user and license fees from data vendors. During the years ended December 31, 2014, 2013 and 2012, we recognized $87 million, $85 million and $69 million, respectively, in market data access fees. We charge a market data access fee for access to our electronic platform and the increases for the last two years relate to more users and fee increases implemented in 2012 and 2013 related to enhanced data offerings. With the addition of Liffe's markets, we also offer real-time and historical futures prices and other futures market data in additional markets, including interest rate futures.

Our data services fee revenues also increased during the year ended December 31, 2014 following our October 7, 2014 acquisition of SuperDerivatives, a leading provider of risk management analytics, financial market data and valuation services. We recognized $12 million in SuperDerivatives data services revenues during the year ended December 31, 2014, subsequent to our acquisition. The acquisition is intended to accelerate our multi-asset class clearing, risk management and market data strategy.
We now earn data services fees relating to our U.S. equity market data services. We collect cash trading market data fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. Consortium-based data fees are dictated as part of the securities industry plans and charged to vendors based on their redistribution of data. Consortium-based data revenues from the dissemination of market data (net of administrative costs) are distributed to participating markets on the basis of a formula set by the SEC under Regulation NMS. Last sale prices and quotes in New York Stock Exchange-listed, NYSE MKT-listed, and NYSE Arca-listed securities are disseminated through “Tape A” and “Tape B,” which constitute the majority of our U.S. revenues from consortium-based market data revenues. We also receive a share of the revenues from “Tape C,” which represents data related to trading of certain securities that are listed on Nasdaq. Our proprietary products make market data available to subscribers covering activity that takes place solely on our U.S. markets, independent of activity on other markets, and includes depth of book information, historical price information and corporate action information. We also offer NYSE Realtime Reference Prices, which allows internet and media organizations to buy real-time, last-sale market data from NYSE and provide it broadly and free of charge to the public.
NYSE data services fees include fees from Secured Financial Transaction Infrastructure, or SFTI, which is a physical network infrastructure that connects our markets and other major market centers with numerous market participants in the United States and Europe and allows those participants to receive data feeds. SFTI is a redundant network that supports a range of NYSE services and third-party content and connects all NMS market centers in the United States.
During the year ended December 31, 2014 and for the period from November 13, 2013 to December 31, 2013, we recognized data services fee revenues from NYSE derivative market data services, U.S. securities trading market data services and SFTI fees of $430 million and $57 million, respectively. Data services fee revenues exclude Euronext data services fee revenues, which are included in income from discontinued operations. See "- Discontinued Operations" below.
Listing Fees
Following our NYSE acquisition, we recognize listing fee revenues in our securities markets from two types of fees applicable to companies listed on our U.S. securities exchanges - listing fees and annual fees. Listing fees consist of two components: original listing fees and fees related to other corporate-related actions. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that a company initially lists. Original listing fees, however, are generally not applicable to companies that transfer to one of our U.S. securities exchanges from another market, except for companies transferring to NYSE MKT from the over-the-counter market. Other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new shares to be listed, such as stock splits, rights issues and sales of additional securities, as well as mergers and acquisitions, which are subject to a minimum and maximum fee.
Original listing fees are recognized as revenue on a straight-line basis over estimated service periods of nine years for NYSE and five years for NYSE Arca and NYSE MKT. Other corporate action listing fees are recognized as revenue on a straight-line basis over estimated service periods of six years for NYSE and three years for NYSE Arca and NYSE MKT. Unamortized balances are recorded as deferred revenue in our consolidated balance sheet. We have determined that, at the time of our acquisition of NYSE, we did not have a legal performance obligation relating to these listing fees. Therefore, in connection with purchase accounting and in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, we assigned a fair value of zero to the NYSE unamortized deferred revenue balances relating to the listing fees as of the acquisition date of November 13, 2013 (the historical original listing fees deferred revenue balance as of that date was $486 million). The listing fees unamortized deferred revenue balance as of December 31, 2014 of $81 million relates to original and other corporate action listing fees incurred and billed and not yet recognized as revenue subsequent to the November 13, 2013 acquisition through December 31, 2014.
Annual fees are charged based on the number of outstanding shares of listed U.S. companies at the end of the prior year. Non-U.S. companies pay fees based on the number of listed securities issued or held in the United States. Annual fees are recognized as revenue on a pro rata basis over the calendar year.
Fees we receive from NYSE Governance Services are included in listing fee revenues. NYSE Governance Services is a leading provider of corporate governance, risk and compliance services to a diverse set of customers, including a number of those listed on the NYSE. The True Office acquisition is included in with NYSE Governance Services.
Listing fees revenues exclude Euronext listing fee revenues, which are included in income from discontinued operations. See "- Discontinued Operations" below.

Other Revenues
Prior to our acquisition of NYSE, other revenues related to various fees for services provided to our customers, including ICE Chat and ICE Options Analytics subscription fees, ICE Endex membership fees, agricultural grading and certification fees, regulatory penalties and fines, interest income on certain clearing margin deposits and, during 2013 it included Liffe clearing fees (Liffe clearing fees are now recorded in transaction and clearing revenues). Following our acquisition, other revenues also primarily include technology services revenues, fees for facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, listed company service fees, and designated market maker service fees.
We recognized $163 million and $27 million in other revenues from NYSE for the year ended December 31, 2014 and for the period from November 13, 2013 to December 31, 2013, respectively. Other revenues exclude Euronext and NYSE Technologies other revenues, which are included in income from discontinued operations. See "- Discontinued Operations" below.
In addition to the NYSE other revenues, the increase in other revenues for the year ended December 31, 2013, from the comparable period in 2012, is primarily due to revenues that we recorded following the WhenTech acquisition in September 2012 and the ICE Endex acquisition in March 2013, a reduction in the net interest paid to clearing members for their cash margin deposits at ICE Clear Europe and the fees that we recognized relating to the clearing services agreement for ICE Clear Europe to provide clearing services to NYSE Liffe from July 1, 2013 to November 12, 2013. The interest paid to clearing members is recorded as a reduction to other revenues. Effective January 1, 2013, ICE Clear Europe no longer pays clearing members basis points on certain cash margin deposits.
For the years ended December 31, 2014 and 2013, we have reclassified certain revenues in other revenues to data services fee revenues and to listing fee revenues. The revenues reclassified to data services fees include our SFTI network revenues and our colocation service revenues and were $202 million and $32 million for the years ended December 31, 2014 and 2013, respectively. The revenues reclassified to listing fees include our NYSE governance services revenues and were $30 million and $4 million for the years ended December 31, 2014 and 2013, respectively.
Transaction-Based Expenses
See “- Revenues - Transaction and Clearing Fees, net” above, for information on the Section 31 fees that are included in transaction-based expenses. We incur liquidity payments made to cash trading customers and routing charges made to other exchanges that are included in transaction-based expenses.
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
Operating Expenses
Total operating expenses exclude Euronext and NYSE Technologies operating expenses, which are included in income from discontinued operations. See "- Discontinued Operations" below. The majority of our operating expenses do not vary directly with changes in our contract volume, except for certain technology and communication expenses and a portion of our compensation expense that is tied directly to our financial performance, as discussed below.

The following table presents our operating expenses (dollars in millions):

	Year Ended December 31,			Year Ended December 31,
	2014	2013	Change	2013	2012	Change
Compensation and benefits	$592	$302	97%	$302	$251	20%
Technology and communication	188	63	199	63	46	37
Professional services	181	54	234	54	33	63
Rent and occupancy	78	39	101	39	19	102
Acquisition-related transaction and integration costs	129	143	(10)	143	19	641
Selling, general and administrative	143	51	180	51	37	39
Depreciation and amortization	333	156	112	156	131	20
Total operating expenses	$1,644	$808	103%	$808	$536	51%
We expect our operating expenses to decrease in the near term from the year ended December 31, 2014 operating expense level in connection with our integration of NYSE, and then to increase in absolute terms in future periods in connection with the growth of our business and to vary from year to year based on the type and level of our acquisitions and other investments.
Compensation and benefits expenses
Compensation and benefits expense is our most significant expense and includes non-capitalized employee wages, bonuses, non-cash or stock compensation, certain severance costs, benefits and employer taxes. The bonus component of our compensation and benefits expense is based on both our financial performance and the individual employee performance and the performance-based restricted stock compensation expense is also based on our financial performance. Therefore, our compensation and benefits expense will vary year to year based on our financial performance and by fluctuations in the number of employees.
Compensation and benefits expenses increased for the last two years primarily due to increases in employee headcount. Our employee headcount increased primarily due to the NYSE acquisition, internal hiring relating to the NYSE integration, our other acquisitions and hiring for clearing, technology, regulation and compliance. Headcount increased from 1,077 employees as of December 31, 2012 to 1,133 employees as of December 31, 2013 (excluding the NYSE employees), an increase of 5% compared to the prior year, and increased to 1,650 employees as of December 31, 2014 (excluding the NYSE employees), an increase of 46% compared to the prior year.
As of December 31, 2014, we had 1,252 NYSE employees, compared to 3,099 NYSE employees as of December 31, 2013. The decrease in the NYSE employees during the year ended December 31, 2014 is primarily related to the reduction of the Euronext employees following the IPO on June 24, 2014, of which there were 1,049 Euronext employees as of December 31, 2013, the sale of NYSE Technologies and employee terminations in connection with the integration of NYSE. We recognized $290 million and $46 million in compensation and benefits expenses relating to NYSE during the years ended December 31, 2014 and 2013, respectively, subsequent to our acquisition on November 13, 2013.
Non-cash compensation expenses recognized in our consolidated financial statements for employee stock options and restricted stock were $82 million, $56 million and $52 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase for the year ended December 31, 2014 primarily relates to a greater number of employees receiving non-cash awards due to the headcount increases discussed above.
We incurred non-NYSE related employee severance costs of $4 million, $7 million and $7 million for the years ended December 31, 2014, 2013 and 2012, respectively. The higher employee severance during 2013 and 2012 primarily related to broker severance at Creditex and severance during 2012 relating to our closure of the ICE Futures U.S. open outcry trading floor. In addition, we recorded $99 million and $44 million in NYSE employee severance costs during the years ended December 31, 2014 and 2013, respectively, with such costs included in the acquisition-related transaction and integration costs discussed below.
Technology and Communication Expenses
Technology support services consist of costs for running our wholly-owned data centers, hosting costs paid to third-party data centers, and maintenance of our computer hardware and software required to support our technology. These costs are driven by system capacity, functionality and redundancy requirements. Communication expenses consist of costs for network connection for our electronic platforms, telecommunications costs, and fees paid for access to external market data. This expense also includes licensing and other fee agreement expenses which may be impacted by growth in electronic contract volume, our capacity requirements, changes in the number of telecommunications hubs and connections with customers to access our electronic platforms directly.
Technology and communication expenses increased the last two years, compared to the prior year, primarily due to the inclusion of NYSE expenses following our acquisition, acquisitions and growth in various contract volumes. We recognized $132 million and $13 million in technology and communication expenses relating to NYSE during the years ended December 31, 2014 and 2013, respectively.
Professional Services Expenses
This expense includes fees for consulting services received on strategic and technology initiatives, temporary labor as well as regulatory, legal and accounting fees. This expense may fluctuate as a result of changes in consulting and technology services and regulatory, accounting and legal proceedings.
Professional services expenses increased the last two years, compared to the prior year, primarily due to the inclusion of NYSE expenses following our acquisition. We recognized $135 million and $23 million in professional services expenses relating to NYSE during the years ended December 31, 2014 and 2013, respectively. Professional services expenses also increased for the year ended December 31, 2014 due to costs incurred at ICE Futures Singapore as we transitioned the exchange and clearing infrastructures to our trading and clearing platforms, and professional fees incurred for EMIR implementation.
The increases in professional services expenses during the year ended December 31, 2014 were partially offset by decreases in professional services expenses during the fourth quarter of 2014 relating to a credit we received from the Financial Industry Regulatory Authority, or FINRA, and a reduction in expenses related to the termination of certain services agreements and related agreements, or SLAs, with Euronext.
Financial, operational and sales practice oversight of the members of our U.S. securities exchanges is generally conducted by FINRA. In addition, FINRA performs the market surveillance and related enforcement functions for our U.S. securities exchanges, pursuant to an agreement with us, although our U.S. securities exchanges retain ultimate regulatory responsibility for the regulatory functions performed by FINRA under that agreement. FINRA charges our U.S. securities exchanges throughout the year based on their estimated costs for these services and then trues up the charge at year end to actual costs incurred. Based on the actual FINRA charges incurred to us during 2014 versus what we were accruing, we recorded a credit of $7 million during the fourth quarter of 2014. In January 2016, NYSE Regulation plans to take over market surveillance, investigation and enforcement functions for NYSE equity and options markets from FINRA.
In connection with the Euronext IPO, Euronext and ICE entered into a series of SLAs to ensure that Euronext and ICE (including Liffe) had continuity in operating their respective businesses through the separation. The majority of the SLAs relating to Euronext operational support and transition services provided to Liffe until its transition to ICE Futures Europe were terminated in November 2014.
Rent and Occupancy Expenses
This expense consists of costs related to leased and owned property including rent, maintenance, real estate taxes, utilities and other related costs. We have significant operations located in Atlanta, New York and London with smaller offices located throughout the world. Rent and occupancy expenses increased the last two years, compared to the prior year, primarily due to the inclusion of NYSE expenses following our acquisition. We recognized $56 million and $10 million in rent and occupancy expenses relating to NYSE during the years ended December 31, 2014 and 2013, respectively . Additionally, we incurred $7 million in duplicate rent expenses and lease termination costs relating to the consolidation of multiple New York office locations that occurred during the year ended December 31, 2013.
Acquisition-Related Transaction and Integration Costs
We incurred $129 million in acquisition-related transaction and integration costs during the year ended December 31, 2014, primarily relating to our integration of NYSE and the acquisitions of SMX, SuperDerivatives, HCH and True Office. See "- Recent Developments" above. Of this amount, $6 million was related to fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms, and other external costs directly related to the transactions. The remaining $123 million was for NYSE integration costs incurred during the year ended December 31, 2014, primarily relating to employee termination costs, costs incurred relating to the Euronext IPO and sale, costs incurred relating to the sale of NYSE Technologies, and professional services costs.

We incurred $143 million in acquisition-related transaction and integration costs during the year ended December 31, 2013, primarily relating to our acquisition and integration of NYSE and ICE Endex. Of this amount, $97 million was related to fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms, and other external costs directly related to the transactions. The remaining $46 million was for NYSE integration costs incurred during the year ended December 31, 2013, primarily relating to employee termination costs, costs incurred relating to the Euronext IPO, deal-related bonuses and professional services costs. We incurred acquisition-related transaction costs during the year ended December 31, 2012 primarily relating to our pending acquisitions of NYSE and ICE Endex and our acquisition of WhenTech.
We expect to continue to explore and pursue various potential acquisitions and other strategic opportunities to strengthen our competitive position and support our growth. As a result, we will incur acquisition-related transaction costs in future periods. See “- Non-U.S. GAAP Financial Measures” below.
Selling, General and Administrative Expenses
This expense relates to expenses from marketing, advertising, public relations, insurance, dues and subscriptions, travel and entertainment, taxes other than income taxes and other general and administrative costs. Selling, general and administrative expenses increased the last two years, compared to the prior year, primarily due to the inclusion of NYSE expenses following our acquisition. We recognized $88 million and $11 million in selling, general and administrative expenses relating to NYSE during the years ended December 31, 2014 and 2013, respectively. Selling, general and administrative expenses also increased for the year ended December 31, 2014, from the comparable period in 2013, primarily related to costs from our other acquisitions, due to an accrual made in anticipation of the outcome of certain regulatory proceedings, and increases in certain expenses related to taxes other than income taxes, travel and entertainment and insurance.
Depreciation and Amortization Expenses
Depreciation and amortization expense results from depreciation of long-lived assets such as buildings, leasehold improvements, planes, furniture, fixtures and equipment over their estimated useful lives. This expense includes amortization of intangible assets obtained in our acquisitions of businesses, as well as on various licensing agreements, over their estimated useful lives. Intangible assets subject to amortization consist primarily of customer relationships, trading products with finite lives, technology and the Russell licensing rights. This expense also includes amortization of internally developed and purchased software over their estimated useful lives.
We recorded amortization expenses on the intangible assets acquired as part of our acquisitions, as well as on the Russell licensing agreement intangible assets, of $151 million, $76 million and $69 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increases during the years ended December 31, 2014 and 2013 primarily relate to amortization expenses recorded on the NYSE intangible assets. We recognized $84 million and $10 million in amortization expenses on the NYSE intangible assets during the years ended December 31, 2014 and 2013, respectively.
We recorded depreciation expenses on our fixed assets of $182 million, $80 million and $62 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increases during the years ended December 31, 2014 and 2013 primarily relate to depreciation expenses recorded on the NYSE fixed assets. We recognized $98 million and $16 million in depreciation expenses on the NYSE fixed assets during the years ended December 31, 2014 and 2013, respectively. Depreciation expenses also increased for each of the past two years primarily due to additional depreciation expenses recorded on increased fixed asset additions and capitalized internally developed software, including the building we purchased in Atlanta, Georgia in July 2013 for $38 million and real estate expenditures during 2014 relating to the Atlanta and New York headquarters. See “- Cash Flow - Investing Activities” below.

Non-Operating Income (Expenses)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following tables present our non-operating income (expenses) (dollars in millions):

	Year Ended December 31,			Year Ended December 31,
	2014	2013	Change	2013	2012	Change
Other income (expense):
Interest expense	$(96)	$(56)	73%	$(56)	$(39)	43%
Other income (expense), net	55	(230)	n/a	(230)	2	n/a
Total other expense, net	$(41)	$(286)	(85)%	$(286)	$(37)	666%

Net income attributable to non-controlling interest	$(35)	$(16)	115%	$(16)	$(10)	58%
The increases in interest expense over the last two years are primarily due to an increase in the overall amount of debt outstanding during each of the periods, primarily relating to debt incurred for and from the NYSE acquisition. See “- Debt” below.
We recognized interest and investment income of $7 million, $3 million and $2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Interest and investment income is recorded in other income and the increase primarily relates to an increase in our short-term investments during the year ended December 31, 2014.
We account for our investment in Cetip as an available-for-sale investment and it is classified as a long-term investment in our consolidated balance sheet. During the year ended December 31, 2013, we recorded an impairment of our Cetip investment for $190 million, which was recorded as other expense. Refer to Note 5 to our consolidation financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on this impairment. We recognized dividend income received relating to our Cetip investment in other income, which was $23 million, $8 million and $5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
On October 16, 2013, following the issuance of $1.4 billion in Senior Notes (as defined below), we prepaid our Private Senior Notes (as defined below) representing $400 million aggregate principal amount. In connection with the early payoff of the Private Senior Notes, we incurred $51 million in expenses, which was recorded as other expense during the year ended December 31, 2013. See “- Debt” below.
In connection with our acquisition of NYSE, we obtained a 40% ownership in OCC and we recorded our investment in OCC as an equity method investment. We recognized $25 million in equity income related to this investment during the year ended December 31, 2014 as other income. For a description of this investment, see note 15 to our consolidated financial statements and related notes, which are included elsewhere is this Annual Report on Form 10-K and see "- Future Capital Requirements" below.
We incurred foreign currency transaction losses of $2 million, $2 million and $4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Foreign currency gains and losses are recorded in other income (expense) and relate to the settlement of foreign currency assets, liabilities and payables that occur through our foreign operations that are received in non-functional currencies due to the increase or decrease in the period-end foreign currency exchange rates between periods.
On June 24, 2014, we sold 94% of all outstanding shares of Euronext in an IPO. On December 9, 2014, we sold the remaining 4.2 million shares of Euronext common stock, representing 6% of the outstanding shares of Euronext, for €95 million ($118 million), including a realized net gain of $4 million, which was recognized in other income for the year ended December 31, 2014. The $4 million net gain included a stock price gain of $15 million based on the difference in the Euronext stock price from the IPO date to the date of sale on December 9, 2014, less $11 million in foreign currency translation losses relating to the decrease in the value of the euro relative to the U.S. dollar during this same period of time. See “- Discontinued Operations” below.
During the year ended December 31, 2013, we incurred $3 million in settlements and accruals for various outstanding legal matters, which were recorded as other expense.
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests. As of December 31, 2012, non-controlling interest related to the operating results of our CDS clearing subsidiaries in which non-ICE limited partners held a 45.5% net profit sharing interest. During the year ended December 31, 2013, we purchased 3% of the net profit sharing interest in our CDS clearing subsidiaries from various non-ICE limited partners and the remaining non-ICE limited partners hold a 42.5% net profit sharing interest as of December 31, 2014 and 2013. In connection with our acquisition of NYSE, we have non-controlling interest related to various minority ownership interests held in our majority owned subsidiary, NYSE Amex Options. In connection with our 79% acquisition of the derivatives and spot gas business of the former APX-ENDEX in March 2013, Gasunie’s 21% ownership is included in the non-controlling interest line subsequent to the acquisition date. In connection with our 75% acquisition of HCH in December 2014, ABN AMRO Clearing Bank N.V.’s 25% ownership is included in the non-controlling interest line subsequent to the acquisition date. The increase in the net income attributable to non-controlling interests for the last two years, compared to the prior year, is primarily related to these new non-controlling interests and the increase in the CDS clearing revenues the last two years. See “- Revenues - Transaction and Clearing Fees” above.

Income Tax Provision
Consolidated income tax expense was $402 million, $184 million and $228 million for the years ended December 31, 2014, 2013 and 2012, respectively. The change in consolidated income tax expense between years is primarily due to the change in our pre-tax income and the change in our effective tax rate each year. Our effective tax rate was 29%, 37% and 29% for the years ended December 31, 2014, 2013 and 2012, respectively. The effective tax rates for the years ended December 2014 and 2012 are lower than the statutory federal rate primarily due to favorable foreign tax rate differentials, partially offset by state income taxes. Favorable foreign income tax rate differentials result primarily from lower tax rates in the United Kingdom, the Netherlands and various other lower tax jurisdictions. The effective tax rate for the year ended December 31, 2013 is higher than the statutory federal rate primarily due to the non-tax deductible impairment loss on the Cetip investment along with state income taxes and other items. Other items are primarily driven by non-tax deductible transaction costs relating to the NYSE acquisition.
Discontinued Operations
Due to the sale of a controlling interest in Euronext and the sales of the three companies comprising NYSE Technologies (NYFIX, Metabit and Wombat), we de-consolidated the assets and liabilities of Euronext (as of the June 24, 2014 IPO date) and NYSE Technologies (as of the sales dates) and included the financial results of these entities in discontinued operations in our consolidated financial statements effective from the NYSE acquisition date of November 13, 2013. See "- Recent Developments" above and refer to Note 16 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on our discontinued operations disclosures.
The results below include external advisory costs and professional services costs related to the sales of Euronext and NYSE Technologies of $51 million and $2 million for the years ended December 31, 2014 and 2013, respectively, which have been included with acquisition-related transaction and integration costs, below, from discontinued operations. The results below also include deal-related compensation and severance costs related to the sales of Euronext and NYSE Technologies of $42 million and $19 million for the years ended December 31, 2014 and 2013, respectively, which have also been included with acquisition-related transaction and integration costs, below, from discontinued operations. Further, the income tax provision for discontinued operations for the year ended December 31, 2013 is primarily from the impact of certain foreign tax law changes that occurred after our acquisition of NYSE on Euronext's tax assets and liabilities.
We used the cash proceeds from the sale of Euronext to repay debt. We used the net cash proceeds from the sale of NYSE Technologies to repay debt, invest in growth initiatives, pursue strategic investments and return capital to shareholders via dividends and share repurchases. Results of discontinued operations were as follows for the years ended December 31, 2014 and 2013 (in millions):

	Year Ended December 31, 2014	Year Ended December 31, 2013
Revenues:
European equity derivatives futures and options contracts	$45	$7
European cash equities	116	26
Total transaction and clearing fees, net	161	33
Market data fees	60	15
Listing fees	19	6
Other revenues	112	25
Total revenues	352	79
Transaction-based expenses	5	3
Total revenues, less transaction-based expenses	347	76
Compensation and benefits	105	29
Technology and communication	31	6
Professional services	31	6
Rent and occupancy	12	4
Acquisition-related transaction and integration costs	103	22
Selling, general, administrative	16	4
Depreciation and amortization	16	5
Total operating expenses	314	76
Operating income	33	—
Other income (expense), net	5	(4)
Income tax expense	27	46
Income (loss) from discontinued operations, net of tax	$11	$(50)
The total assets and total liabilities of Euronext removed from our consolidated balance sheet as of June 24, 2014 were $2.9 billion and $1.1 billion, respectively, including $2.3 billion in goodwill and other intangible assets. The $1.8 billion in Euronext net assets removed was net of the 6% investment in Euronext held by us valued at $114 million at the IPO date. On December 9, 2014, we sold the remaining shares of Euronext common stock for $118 million including a realized gain of $4 million, which was recognized in other income in the consolidated statement of income for the year ended December 31, 2014. The total assets and total liabilities of NYSE Technologies removed from our consolidated balance sheet as of July 23, 2014 and September 19, 2014 were $214 million and $42 million, respectively, including $186 million in goodwill and other intangible assets. There was no gain or loss recognized on the Euronext IPO or on the sale of the NYSE Technologies companies, as any differences in the carrying value of these net assets was adjusted in the NYSE purchase price allocation.

Quarterly Results of Operations
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

	Three Months Ended,
	December 31, 2014(1)	September 30, 2014 (1)	June 30, 2014 (1)	March 31, 2014 (1)	December 31, 2013 (1)	September 30, 2013	June 30, 2013	March 31, 2013
Revenues:
Natural gas futures and options contracts	$53	$44	$40	$57	$51	$44	$55	$56
Brent crude futures and options contracts	65	62	55	49	50	58	62	58
Gasoil futures and options contracts	21	20	20	21	21	24	26	25
Other oil futures and options contracts	29	25	22	23	21	25	25	25
Power futures and options contracts	20	18	19	20	18	17	20	19
Emissions and other energy futures and options contracts	17	15	16	23	18	15	18	20
Sugar futures and options contracts	16	26	25	28	18	23	27	22
Other agricultural and metals futures and options contracts	23	22	25	26	20	16	24	22
Interest rates futures and options contracts	53	60	75	80	43	—	—	—
Other financial futures and options contracts	38	28	32	30	14	9	11	9
Credit default swaps	39	38	41	43	34	38	40	33
U.S. cash equities and U.S. equity options (2)	427	343	343	349	159	—	—	—
Other	10	11	13	15	13	11	11	11
Total transaction and clearing fees, net	811	712	726	764	480	280	319	300
Data services fees (3)	174	157	146	154	100	43	43	43
Listing fees (3)	95	92	90	90	33	—	—	—
Other revenues (3)	52	49	54	55	41	15	10	9
Total revenues	1,132	1,010	1,016	1,063	654	338	372	352
Transaction-based expenses (2)	332	265	266	266	118	—	—	—
Total revenues, less transaction-based expenses	800	745	750	797	536	338	372	352
Compensation and benefits	144	144	150	154	109	60	67	66
Technology and communication (4)	53	45	43	47	27	13	12	11
Professional services (4)	31	47	49	54	31	7	8	8
Rent and occupancy	17	19	22	20	16	5	10	8
Acquisition-related transaction and integration costs	27	40	37	25	111	6	8	18
Selling, general and administrative (4)	39	37	41	26	23	10	9	9
Depreciation and amortization	89	83	81	80	56	35	33	32
Total operating expenses	400	415	423	406	373	136	147	152
Operating income	400	330	327	391	163	202	225	200
Other income (expense), net (5)	12	(17)	(7)	(29)	(260)	(9)	(8)	(9)
Income tax expense	118	90	93	101	23	48	59	54
Income (loss) from continuing operations	294	223	227	261	(120)	145	158	137
Income (loss) from discontinued operations, net of tax (1)	—	(10)	8	13	(50)	—	—	—
Net income (loss)	$294	$213	$235	$274	$(170)	$145	$158	$137
Net income attributable to non-controlling interest	(6)	(7)	(9)	(13)	(6)	(4)	(4)	(2)
Net income (loss) attributable to ICE	$288	$206	$226	$261	$(176)	$141	$154	$135

(1) We acquired NYSE on November 13, 2013 and have included their financial results in our results of operations for all periods subsequent to the acquisition date. The consolidated statements of income data for Euronext, NYFIX, Metabit and Wombat for the periods subsequent to the acquisition of NYSE, through their disposition, are included in income from discontinued operations, net of tax. See “- Discontinued Operations” above.
(2) For the first three quarters of 2014, we have reclassified Section 31 fees related to our U.S. equity options revenues to show them gross, with a corresponding offset in transaction-based expenses.
(3) For the years ended December 31, 2014 and 2013, we have reclassified certain revenues in other revenues to data services fee revenues and to listing fee revenues. The revenues reclassified to data services fees include our SFTI network revenues and our colocation service revenues and the revenues reclassified to listing fees include our NYSE governance services revenues.
(4) For the first three quarters of 2014, we have reclassified certain costs related to NYSE to better represent our views on operating expenses.
(5) Other income (expense), net for the three months ended December 31, 2014 includes a net $4 million gain on the remaining sale of our 6% ownership in Euronext and $25 million in other income from our OCC equity method investment. Other expense, net for the three months ended December 31, 2013 includes a $190 million impairment loss on our Cetip investment and a $51 million expense relating to the early payoff of outstanding debt. See “- Non-Operating Income (Expense)” above.
Liquidity and Capital Resources
We have financed our operations, growth and cash needs primarily through income from operations and borrowings under our various debt facilities. Our principal capital requirements have been to fund capital expenditures, working capital, strategic acquisitions and investments, stock repurchases and the continued development of our electronic trading and clearing platforms. We believe that our cash on hand and cash flows from operations will be sufficient to repay our outstanding debt as it matures. In the future, we may need to incur additional debt or issue additional equity securities, which we may be unable to do or to do on favorable terms. We used the cash proceeds from the Euronext IPO and sale to repay debt and we used the net cash proceeds from the sale of NYSE Technologies to repay debt, invest in growth initiatives, pursue strategic investments and return capital to shareholders via dividends and share repurchases. See “- Recent Developments” above and “- Debt” and “- Future Capital Requirements” below.
On November 13, 2013, we acquired NYSE in a stock and cash transaction. We paid cash consideration of $2.7 billion and issued an aggregate number of shares of common stock of 42.4 million shares to NYSE stockholders. The cash consideration was funded from cash on hand, $1.4 billion of net proceeds received in October 2013 in connection with our public offering and sale of Senior Notes and $400 million of borrowings under our Revolving Facility (as defined below). We refinanced the new borrowings under our Revolving Facility and the $450 million borrowed under the 364 Day Facility (as defined below) through the issuance of a commercial paper program. See “- Debt” below.
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
Consolidated cash and cash equivalents were $652 million and $961 billion as of December 31, 2014 and 2013, respectively, and short term investments were $1.2 billion and $74 million as of December 31, 2014 and 2013, respectively. We had $379 million and $324 million in long-term investments as of December 31, 2014 and 2013, respectively, and $626 million and $438 million in short-term and long-term restricted cash and investments as of December 31, 2014 and 2013, respectively. We consider all short-term, highly liquid investments with remaining maturity dates of three months or less at the time of purchase to be cash equivalents. We classify all investments with original maturity dates in excess of three months but less than one year as short-term investments and all investments that we intend to hold for more than one year as long-term investments. Cash and investments that are not available for general use, either due to regulatory requirements or through restrictions in specific agreements, are classified as restricted cash and investments.
The €969 million ($1.2 billion) in short-term investments as of December 31, 2014 represented euro-denominated term deposit investments at various banks each with a maturity date of June 25, 2015 to cover the maturity of the NYSE EUR Notes on June 30, 2015. See "- Debt" below. The increase in the long-term investments is due to an increase in our Cetip investment's fair value. The restricted cash and investments increase primarily related to a contribution to the ICE Clear U.S. guaranty fund as of January 1, 2014 in connection with ICE Clear U.S.’s recognition as a third party QCCP, cash escrow set aside for the SuperDerivatives acquisition and increases in the regulatory capital of ICE Clear Europe and ICE Futures Europe due to additional costs incurred at both of these companies due to growth of these businesses.
As of December 31, 2014, the amount of unrestricted cash held by our non-U.S. subsidiaries was $426 million. While we consider our non-U.S. earnings to be indefinitely reinvested overseas, if these cash balances are needed for our operations in the United States, any repatriation by way of dividend may be subject to both U.S. federal and state income taxes, as adjusted for any non-U.S. tax credits. However, we do not have any current needs or foreseeable plans to repatriate cash by way of dividends from our non-U.S. subsidiaries.
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
Certain of these investments, with an original maturity of greater than three months, will be classified as available-for-sale in accordance with relevant accounting standards. Available-for-sale investments are carried at their fair values with unrealized gains and losses, reported as a component of accumulated other comprehensive income. Realized gains and losses, and declines in value deemed to be other-than-temporary on available-for-sale investments, are recognized currently in earnings. We do not have any investments classified as held-to-maturity or trading.
During the years ended December 31, 2014 and 2012, we repurchased 3,231,484 shares and 416,858 shares, respectively, of our outstanding common stock at a cost of $645 million and $53 million, respectively. These repurchases were completed under a stock repurchase plan authorized by our board of directors. The shares repurchased are held in treasury stock. We did not repurchase any shares during the year ended December 31, 2013. As of December 31, 2014, the remaining board authorization permits repurchases of up to $405 million of our common stock with no fixed expiration date.

In September 2014, we entered into a Rule 10b5-1 trading plan permitting open market repurchases of our common stock based on certain parameters described in the trading plan. We expect to fund any remaining share repurchases with a combination of cash on hand, future cash flows and by borrowing under our credit facilities and our commercial paper program. The timing and extent of any future repurchases that are not made pursuant to the trading plan under Rule 10b5-1 are at our discretion and will depend upon market conditions, amount authorized by our board of directors, our stock price, our target debt ratio and corporate debt rating, and our strategic growth initiatives at that time. We may discontinue the stock repurchases at any time or may enter into a new Rule 10b5-1 trading plan in the future. In addition, our board of directors may increase or decrease the amount of capacity we have for repurchases from time to time.
Cash Flow
The following tables present the major components of net increases (decreases) in cash and cash equivalents (in millions):

	Year Ended December 31,
	2014	2013	2012
Net cash provided by (used in):
Operating activities from continuing operations	$1,463	$714	$733
Investing activities from continuing operations	36	(2,521)	(118)
Financing activities from continuing operations	(1,673)	1,119	172
Discontinued operations	(114)	19	—
Effect of exchange rate changes	(21)	18	2
Net (decrease) increase in cash and cash equivalents	$(309)	$(651)	$789
Operating Activities
Net cash provided by operating activities from continuing operations primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities from continuing operations is primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital. The $749 million increase in net cash provided by operating activities from continuing operations for the year ended December 31, 2014, from the comparable period in 2013, is primarily due to the $685 million increase in our net income from continuing operations, primarily relating to the increase of $435 million in net income from the inclusion of NYSE ($465 million in NYSE net income from continuing operations for the year ended December 31, 2014 versus $30 million in NYSE net income from continuing operations for the period from November 13, 2013 to December 31, 2013). See "- Consolidated Financial Highlights" above.
Investing Activities
Consolidated net cash provided by (used in) investing activities from continuing operations for the years ended December 31, 2014, 2013 and 2012 primarily relates to cash paid for acquisitions, cash proceeds from the IPO and sale of Euronext and the sale of NYSE Technologies, purchases of term deposits and available-for-sale investments, increases in the restricted cash and investment balances, and capital expenditures and capitalized software development costs.
We paid cash for acquisitions, net of cash acquired, of $577 million, $2.2 billion and $18 million, respectively, for the years ended December 31, 2014, 2013 and 2012, primarily relating to the SuperDerivatives, SMX, HCH and True Office acquisitions during the year ended December 31, 2014, the NYSE and ICE Endex acquisitions during the year ended December 31, 2013 and the WhenTech acquisition during the year ended December 31, 2012. We received net cash proceeds from the IPO and sale of Euronext shares and the sale of NYSE Technologies of $2.3 billion for the year ended December 31, 2014. See "-Recent Developments" above.
We purchased $1.3 billion of term deposits and available-for-sale investments during the year ended December 31, 2014, of which €969 million ($1.2 billion) represented euro-denominated term deposit investments at various banks with a maturity date of June 25, 2015 to cover the maturity of the NYSE EUR Notes on June 30, 2015. Primarily for regulatory purposes, we purchased short-term available-for-sale investments of $42 million for the year ended December 31, 2013.
We had net increases in restricted cash and investments of $161 million, $75 million and $32 million for the years ended December 31, 2014, 2013 and 2012, respectively. The restricted cash increase in 2014 primarily related to a contribution to the ICE Clear U.S. guaranty fund as of January 1, 2014 in connection with ICE Clear U.S.’s status as a QCCP, cash escrow set aside for the SuperDerivatives acquisition, regulatory capital from HCH after our acquisition, and increases in the regulatory capital of ICE Clear Europe and ICE Futures Europe due to additional costs incurred at both of these companies due to growth of these businesses. The restricted cash increase in 2013 primarily related to increases in the regulatory capital of ICE Futures Europe, ICE Clear Europe and ICE Futures U.S., resulting from adjustments to the regulatory capital calculations to no longer allow for certain deductions in the calculations of the six months of operating expenditures. The restricted cash increase in 2012 primarily related to mandated changes in the calculations of regulatory capital at ICE Futures Europe and ICE Clear Europe as well as additional costs incurred at both of these companies due to growth of these businesses.
Capital expenditures were $172 million, $134 million and $32 million for the years ended December 31, 2014, 2013 and 2012, respectively, and we had capitalized software development expenditures of $78 million, $45 million and $36 million for the years ended December 31, 2014, 2013 and 2012, respectively. The capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platforms and clearing houses, the purchase of a corporate aircraft, the purchase of a building in Atlanta Georgia to serve as our headquarters and leasehold improvements associated with the new and renovated office spaces in Atlanta, New York and London. The software development expenditures primarily relate to the continued development and expansion of our electronic platforms and clearing houses.
Financing Activities
Consolidated net cash used in financing activities from continuing operations for the year ended December 31, 2014 primarily relates to $552 million in net repayments of our debt facilities and commercial paper, $645 million in repurchases of common stock, $299 million in dividend and dividend equivalent payments to our shareholders, $129 million in purchases of subsidiary shares from non-controlling interest and $45 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises. See “- Debt” below for a discussion of the debt facilities and commercial paper.
Consolidated net cash provided by financing activities from continuing operations for the year ended December 31, 2013 primarily relates to $3.8 billion in borrowings under our debt facilities, partially offset by $2.5 billion in repayments under our debt facilities, $77 million in cash payments related to treasury shares received for restricted stock tax payments and stock option exercises (including $52 million relating to treasury shares received for shares that vested for NYSE employees at the acquisition date), $75 million in dividend payments to our shareholders and a $49 million termination fee relating to the early payoff of debt.
Consolidated net cash provided by financing activities from continuing operations for the year ended December 31, 2012 primarily relates to $295 million in borrowings under our debt facilities, partially offset by $53 million in repurchases of common stock, $50 million in repayments under the debt facilities and $19 million in cash payments related to treasury shares received for restricted stock tax payments and stock option exercises.
Discontinued Operations
Consolidated net cash provided by (used in) operating activities, investing activities and financing activities from discontinued operating was $51 million, ($504 million) and $339 million, respectively, for the year ended December 31, 2014. The $504 million in net cash used in investing activities primarily relates to $220 million of cash distributed from Euronext to us as part of the separation of Euronext from our remaining businesses and $262 million in cash retained by Euronext and removed from our balance sheet in the de-consolidation. The $339 million in net cash provided by financing activities relates to cash proceeds received from the issuance of debt by Euronext just prior to the IPO.
Debt
As of December 31, 2014, we have $4.3 billion in total debt, including $2.1 billion in short-term debt and $2.2 billion in long-term debt. Refer to note 9 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on our debt.
2014 Credit Facility
On April 3, 2014, we entered into a $3.0 billion senior unsecured revolving credit facility, or the 2014 Credit Facility. The 2014 Credit Facility matures on April 3, 2019. No amounts were outstanding under the 2014 Credit Facility as of December 31, 2014. Of the $3.0 billion that is available for borrowing under the 2014 Credit Facility, $905 million is required to back-stop the amount outstanding under our commercial paper program as of December 31, 2014 and $303 million is reserved for our clearing houses. The amount required to back stop the commercial paper program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $1.8 billion as of December 31, 2014 is available to us to use for working capital and general corporate purposes.
Revolving Facility and Term Loan Facility (2011 Credit Facilities)
In November 2011, we entered into senior unsecured credit facilities in the aggregate amount of $2.6 billion, or the 2011 Credit Facilities. The 2011 Credit Facilities consisted of (i) an aggregate $500 million five-year senior unsecured term loan facility, or the Term Loan Facility, and (ii) an aggregate $2.1 billion five-year senior unsecured multicurrency revolving credit facility, or the Revolving Facility. In October 2013, we borrowed $900 million under the Revolving Facility, of which $400 million was used to pay the cash portion of the purchase price for our acquisition of NYSE while the remaining $500 million was used to pay off the outstanding commercial paper obligations of NYSE, as well as to fund certain deal related fees and expenses. In December 2013, we repaid the $900 million borrowed under the Revolving Facility with the proceeds from the issuance of commercial paper and with cash on hand. In connection with us entering into the 2014 Credit Facility on April 3, 2014, the 2011 Credit Facilities were terminated and the $367 million outstanding under the Term Loan Facility was repaid through the issuance of new commercial paper.
Private Senior Notes
Simultaneous with entering into the 2011 Credit Facilities, we also entered into a note purchase agreement providing for the sale of $400 million aggregate principal amount of senior notes, consisting of $200 million of our 4.13% Senior Notes, Tranche A, due November 9, 2018 and $200 million of our 4.69% Senior Notes, Tranche B, due November 9, 2021, or collectively, the Private Senior Notes. In October 2013, following the issuance of the Senior Notes, we prepaid the $400 million aggregate principal amount of Private Senior Notes. In connection with the early payoff of the Private Senior Notes, we incurred $51 million in expenses relating to a $49 million pre-payment to the Private Senior Notes investors and an associated $2 million write off of the related debt issuance costs. The $51 million expense was recorded as other expense in the accompanying consolidated statement of income for the year ended December 31, 2013. To fund the pre-payment of the Private Senior Notes and the associated pre-payment expenses, we borrowed $450 million in October 2013 under the 364 Day Facility.
364 Day Facility
In July 2013, we entered into a $600 million 364 day senior unsecured revolving credit facility, or the 364 Day Facility. The 364 Day Facility was available for working capital and general corporate purposes. In October 2013, we borrowed $450 million under the 364 Day Facility to fund the pre-payment of the Private Senior Notes. In December 2013, we repaid the $450 million borrowed under the 364 Day Facility with the proceeds from the issuance of commercial paper. In connection with us entering into the 2014 Credit Facility, the 364 Day Facility was terminated in April 2014, at which time no amounts were outstanding under the 364 Day Facility.
Senior Notes
In October 2013, we issued $600 million aggregate principal amount of 2.50% senior unsecured fixed rate notes due October 2018, or the 2018 Senior Notes, and $800 million aggregate principal amount of 4.00% senior unsecured fixed rate notes due October 2023, or the 2023 Senior Notes, together with the 2018 Senior Notes, the Senior Notes. We used the net proceeds from the Senior Notes offering to finance, together with cash on hand and $400 million borrowed in October 2013 under the Revolving Facility, the $2.7 billion cash portion of the purchase price of the acquisition of NYSE.

NYSE Notes
In connection with the acquisition of NYSE, we assumed the outstanding NYSE debt instruments, which included $850 million of 2.0% senior unsecured fixed rate notes due in October 2017, or the NYSE USD Notes, and €920 million ($1.1 billion) of 5.375% senior unsecured fixed rate notes due in June 2015, or the NYSE EUR Notes, and together with the NYSE USD Notes, the NYSE Notes. Upon closing of the Euronext IPO, we elected to set aside sufficient euro-denominated cash from the proceeds to effectively pre-fund the maturity of the NYSE EUR Notes and the related final interest coupon payment, both due on June 30, 2015. In connection with this, in July 2014, we placed €969 million ($1.2 billion) of the cash proceeds from the Euronext IPO in term deposits at various banks each with a maturity date of June 25, 2015 to cover the €920 million ($1.1 billion) principal and the €49 million ($60 million) final interest coupon payment due on June 30, 2015. These deposits are classified as short-term investments in the accompanying consolidated balance sheet as of December 31, 2014. The balance of the cash proceeds received in connection with the Euronext IPO were converted to U.S. dollars and used to repay outstanding commercial paper.
Commercial Paper Program
In December 2013, we entered into a U.S. dollar commercial paper program, or the Commercial Paper Program. The Commercial Paper Program is currently backed by the borrowing capacity available under the 2014 Credit Facility, equal to the amount of the commercial paper that is issued and outstanding at any given point in time. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (such as USD LIBOR). The fluctuation of these rates due to market conditions may impact our interest expense. As of December 31, 2014, the weighted average interest rate on the $905 million outstanding under the Commercial Paper Program was 0.26% per annum, with a weighted average maturity of 24 days.
We used the net proceeds from the notes issued under the Commercial Paper Program, along with cash on hand, to repay the $900 million borrowed under the Revolving Facility and the $450 million borrowed under the 364 Day Facility during the year ended December 31, 2013. We used net proceeds from notes issued under the Commercial Paper Program during the year ended December 31, 2014 to repay the $367 million that was outstanding under the Term Loan Facility upon termination of the Term Loan Facility in April 2014, to fund certain of our acquisitions, and to repurchase our common stock during the year ended December 31, 2014. We repaid a portion of the amounts outstanding under the Commercial Paper Program during the year ended December 31, 2014 using a combination of the cash proceeds received from the IPO and sale of Euronext, the sale of NYSE Technologies and cash flows from operations.

Guarantees
In connection with our acquisition of NYSE on November 13, 2013, ICE, Intercontinental Exchange Holdings, Inc. and NYSE established various guarantees to protect against structural subordination of each entities’ existing indebtedness. Each of Intercontinental Exchange Holdings, Inc. and NYSE are our wholly-owned subsidiaries, and each fully and unconditionally guaranteed, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of ICE’s Senior Notes and, following its establishment, the Commercial Paper Program. Similarly, ICE and Intercontinental Exchange Holdings, Inc. each fully and unconditionally guaranteed, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of the NYSE Notes. Finally, ICE and NYSE each fully and unconditionally guaranteed, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of the 2011 Credit Facilities and the 364 Day Facility. All of the guarantees are joint and several with all other guarantees and indebtedness. ICE’s guarantees, as a standalone entity, will remain in place until each applicable debt obligation has been satisfied.
Upon the termination of the 2011 Credit Facilities and the 364 Day Facility, Intercontinental Exchange Holdings, Inc.'s guarantees were no longer required and therefore Intercontinental Exchange Holdings, Inc.'s guarantees were automatically released in accordance with their terms on April 3, 2014. In connection with our entry into the 2014 Credit Facility, NYSE agreed to guarantee the 2014 Credit Facility as a subsidiary guarantor. For as long as NYSE remains a guarantor of the 2014 Credit Facility, it will remain a guarantor of the Senior Notes and the Commercial Paper Program. We expect that NYSE’s guarantee of the 2014 Credit Facility, the Senior Notes and the Commercial Paper Program will be released when the NYSE Notes have been repaid, as the 2014 Credit Facility provides that NYSE’s guarantee will be released in accordance with their terms if certain conditions are satisfied, including compliance with the covenant limiting the amount of indebtedness of non-obligor subsidiaries and an investment-grade credit rating.
Committed Repo
To provide a tool to liquidate margin and guaranty fund deposits held in the form of high quality sovereign debt, ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. have entered into Committed Repurchase Agreement Facilities, or Committed Repo. Each of these clearing houses is seeking to increase both the amount and the number of counterparties to its existing Committed Repo facilities. As of December 31, 2014, ICE Clear Europe had $350 million in Committed Repo, ICE Clear Credit had $100 million and ICE Clear U.S. had $200 million. As of January 9, 2015, ICE Clear Europe increased its Committed Repo to $450 million and ICE Clear U.S. increased its Committed Repo to $250 million. The ICE Clear Europe Committed Repo is available in U.S. dollars, euro and pound sterling, the ICE Clear Credit Committed Repo is available in U.S. dollars and euro and the ICE Clear U.S. Committed Repo is available in U.S. dollars.
The Committed Repo arrangements provide these three clearing houses with an additional liquidity tool that may be utilized in the event there is a need to convert high quality sovereign debt into cash on a same-day basis during a market disruption that makes it difficult to sell and settle such sovereign debt on a same-day basis.

Multicurrency Payment Facility
ICE Clear U.S. requires its clearing members to meet non-U.S. dollar payment obligations in the currency of the obligation. ICE Clear U.S. also accepts foreign currencies as collateral to satisfy original margin requirements for those contracts which are denominated in a foreign currency. In addition, in order to meet its obligation to make settlement payments in all relevant currencies, ICE Clear U.S. uses its own capital to purchase the relevant foreign currencies as determined by its daily liquidity calculations. In the event a clearing member were to fail to make payment in a non-USD currency, ICE Clear U.S. will use the applicable foreign currency posted to satisfy original margin requirements in addition to the applicable foreign currency held by ICE Clear U.S. in order to meet its settlement obligations in such currency.
Future Capital Requirements
Our future capital requirements will depend on many factors, including the rate of our trading and clearing volume growth, strategic plans and acquisitions, required technology and clearing initiatives, regulatory requirements, the timing and introduction of new products and enhancements to existing products, the geographic mix of our business, and the continuing market acceptance of our electronic trading and clearing platforms. We currently expect to make aggregate operational capital expenditures and to incur capitalized software development costs ranging between $165 million and $175 million for the year ended December 31, 2015, which we believe will support the enhancement of our technology and the continued expansion of our businesses. In addition, we currently expect between $70 million to $80 million in capital expenditures during 2015, on leasehold improvement expenditures, primarily associated with our NYSE headquarters in New York.

Our board of directors has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be determined quarterly by the board or audit committee of the board of directors taking into account such factors as our evolving business model, prevailing business conditions and our financial results and capital requirements, without a predetermined annual net income payout ratio. During the year ended December 31, 2014, we paid a quarterly dividend of $0.65 per share per quarter of our common stock for an aggregate payout of $299 million, which includes the payment of dividend equivalents. On February 5, 2015, we announced a $0.65 per share dividend for the first quarter of 2015 with the dividend payable on March 31, 2015 to shareholders of record as of March 17, 2015 (the ex-dividend date will be March 13, 2015).
As of December 31, 2014, we had $4.3 billion in outstanding debt. We currently have $3.0 billion available for borrowing under our 2014 Credit Facility. After factoring in the $905 million currently required to backstop the Commercial Paper Program and the $303 million reserved for our clearing houses as discussed above, $1.8 billion of our 2014 Credit Facility is currently available for general corporate purposes. See “- Debt” above.
The 2014 Credit Facility and the Commercial Paper Program are currently the only significant agreements or arrangements that we have with third parties for liquidity and capital resources. In the event of any strategic acquisitions, mergers or investments, or if we are required to raise capital for any reason or desire to return capital to our stockholders, we may incur additional debt, issue additional equity to raise the necessary funds, repurchase additional shares of our common stock or pay a dividend. However, we cannot provide assurance that such financing or transactions will be available or successful, or that the terms of such financing or transactions will be favorable to us. We have used and intend to use the cash proceeds from the Euronext IPO to repay debt. We have used the net cash proceeds from the sales of NYFIX, Metabit and Wombat to invest in growth initiatives, pursue strategic investments, return capital to shareholders via dividends and share repurchases and repay debt. See “- Recent Developments” above.
In connection with our acquisition of NYSE, we assumed NYSE’s pension plans covering its U.S. and certain European operations. The benefit accrual for the U.S. operations pension plan is frozen. Following the Euronext IPO in June 2014, there are no longer any NYSE European operations covered by the pension plans. During the year ended December 31, 2014, we contributed $51 million to our pension plans. Our practice is to fund our frozen defined benefit pension plan each year at a level above the minimum required contribution but within tax deductible limits. Based on actuarial projections, we estimate that a contribution of $10 million in 2015 will allow us to meet our funding goal. However, the actual contribution is contingent on the actual plan performance relative to assumptions.
Prior to our acquisition, NYSE completed the sale of a significant equity interest in NYSE Amex Options, one of its two U.S. options exchanges, to seven external investors. Under the terms of the sale, the external investors have the option to require us to repurchase a portion of its equity interest on an annual basis over the course of five years, which began in 2011. We currently own 84% of NYSE Amex Options and the remaining 16% of the outstanding shares of NYSE Amex Options, currently valued at $125 million, can be put back to us by the external investors in 2015 and these shares are recorded as redeemable non-controlling interest as of December 31, 2014.
We are obligated to contribute an aggregate of $100 million to the ICE Clear Credit guaranty fund and the ICE Clear Europe CDS guaranty fund and have already contributed $50 million to the ICE Clear Credit guaranty fund and $28 million to the ICE Clear Europe CDS guaranty fund as of December 31, 2014. We are obligated to contribute an additional $22 million to the ICE Clear Europe CDS guaranty fund as of October 7, 2015, two years from the launch of CDS client clearing at ICE Clear Europe.
We own ICE Futures Europe, and in connection with the NYSE acquisition, LIFFE Administration and Management, or Liffe, both of which operate as U.K. Recognized Investment Exchanges. As U.K. Recognized Investment Exchanges, ICE Futures Europe and Liffe are required by the Financial Conduct Authority in the United Kingdom to restrict the use of the equivalent of six months of operating expenditures, subject to certain deductions, in cash or cash equivalents or investments at all times. As of December 31, 2014 the regulatory capital for ICE Futures Europe and Liffe was $57 million and $114 million, respectively. Such amounts are reflected as short-term restricted cash and investments in the consolidated balance sheet as of December 31, 2014. In November 2014, we completed the transition of Liffe’s contracts to ICE Futures Europe. While Liffe still has a regulated status, we expect to apply for a de-recognition order in 2015, which will result in the release of the $114 million in regulatory capital and an increase in our cash and cash equivalents. At this time, we do not expect the regulatory capital at ICE Futures Europe to increase during 2015 from $57 million as this balance already takes into account the higher post-Liffe migration cost base.
As a U.K. Recognized Clearing House, ICE Clear Europe is required by the Bank of England in the United Kingdom to restrict the use of the equivalent of six months of operating expenditures, subject to certain deductions, in cash or cash equivalents or investments at all times. As of December 31, 2014, this amount for ICE Clear Europe was $87 million and is reflected as short-term restricted cash and investments in the consolidated balance sheet as of December 31, 2014. When EMIR becomes effective, which is currently anticipated during the first half of 2015, the Bank of England restricted cash capital requirements for ICE Clear Europe will be superseded by the EMIR capital requirements, which would require an increase in the liquid regulatory capital requirements of $136 million. We also expect ICE Clear Europe's regulatory capital to increase by an additional $45 million to $50 million during the second quarter of 2015 in connection with the growth of our clearing business and costs at ICE Clear Europe. These regulatory capital increases will be satisfied by way of additional restricted cash through our cash on hand.

In connection with our acquisition of NYSE, we obtained a 40% ownership in OCC. OCC serves as a clearing house for securities options, security futures, commodity futures and options on futures traded on various independent exchanges. OCC clears securities options traded on NYSE Arca and NYSE MKT. OCC is regulated by the SEC as a registered clearing agency and by the CFTC as a derivatives clearing organization. OCC is developing a new capital plan, which is scheduled to be finalized during the first quarter of 2015, subject to regulatory and OCC shareholders’ approvals, which would potentially raise $150 million in equity capital from OCC's shareholders, including $60 million to be contributed by NYSE. In exchange for the equity capital from its shareholders, OCC would, subject to determination by its board of directors and compliance with legal requirements, commit to pay an annual dividend to its shareholders equal to the after-tax income of OCC, in excess of the amount required to maintain its target capital requirement and satisfy other capital requirements, and after refunds to its clearing members equal to 50% of distributable earnings before tax. In addition, under the OCC new capital plan, the OCC shareholders would commit to contribute up to $200 million in additional equity capital if certain capital thresholds are breached, including up to $80 million to be contributed by NYSE. Unless and until such $200 million capital contribution is repaid to the shareholders, OCC would not declare any dividends and would not pay refunds to its clearing members. See “- Non-Operating Income (Expenses)” above.
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
Adjusted total operating expenses, adjusted operating income, adjusted operating margin, adjusted income from continuing operations, adjusted net income attributable to ICE and adjusted earnings per share for the periods presented below are calculated by adding or subtracting the adjustments described below, which are not reflective of our cash operations and core business performance, and their related income tax effect (in millions, except per share amounts):

	Year Ended December 31,			Three Months Ended December 31,
	2014	2013	2012	2014	2013	2012
Total revenues, less transaction-based expenses	$3,092	$1,598	$1,363	$800	$536	$324
Total operating expenses	1,644	808	536	400	373	131
Less: NYSE transaction and integration costs and banker success fees	124	140	9	27	109	9
Less: Amortization of acquisition-related intangibles	131	56	50	33	20	13
Less: Duplicate rent expenses and lease termination costs	—	7	—	—	—	—
Adjusted total operating expenses	$1,389	$605	$477	$340	$244	$109
Operating income	$1,448	$790	$827	$400	$163	$193
Adjusted operating income	$1,703	$993	$886	$460	$292	$215
Operating margin	47%	49%	61%	50%	30%	60%
Adjusted operating margin	55%	62%	65%	58%	54%	66%

Income (loss) from continuing operations	$1,005	$320	$562	$294	$(120)	$133
Add: Cetip impairment loss	—	190	—	—	190	—
Add: Early payoff of outstanding debt	—	51	—	—	51	—
Add: NYSE transaction and integration costs and banker success fees	124	140	9	27	109	9
Add: Amortization of acquisition-related intangibles	131	56	50	33	20	13
Add: Duplicate rent expenses and lease termination costs	—	7	—	—	—	—
Less: Net gain on the sale of 6% remaining ownership in Euronext	(4)	—	—	(4)	—	—
Less: Other income from OCC equity investment	(26)	—	—	(26)	—	—
Less: Income tax effect related to the items above	(91)	(85)	(23)	(24)	(53)	(8)
Less: Net income from continuing operations attributable to non-controlling interest	(35)	(16)	(10)	(6)	(6)	(3)
Adjusted income from continuing operations	$1,104	$663	$588	$294	$191	$144

Net income (loss) attributable to ICE	$981	$254	$552	$288	$(176)	$130
Add: Cetip impairment loss	—	190	—	—	190	—
Add: Early payoff of outstanding debt	—	51	—	—	51	—
Add: NYSE transaction and integration costs and banker success fees	124	140	9	27	109	9
Add: Amortization of acquisition-related intangibles	131	56	50	33	20	13
Add: Duplicate rent expenses and lease termination costs	—	7	—	—	—	—
Less: Net gain on the sale of 6% remaining ownership in Euronext	(4)	—	—	(4)	—	—
Less: Other income from OCC equity investment	(26)	—	—	(26)	—	—
Less: Income tax effect related to the items above	(91)	(85)	(23)	(24)	(53)	(8)
Adjusted net income attributable to ICE	$1,115	$613	$588	$294	$141	$144

Basic earnings (loss) per share attributable to ICE common shareholders:
Continuing operations	$8.50	$3.88	$7.59	$2.56	$(1.32)	$1.78
Discontinued operations	0.10	(0.64)	—	—	(0.53)	—
Basic earnings per share	$8.60	$3.24	$7.59	$2.56	$(1.85)	$1.78
Diluted earnings (loss) per share attributable to ICE common shareholders:
Continuing operations	$8.46	$3.84	$7.52	$2.54	$(1.31)	$1.76
Discontinued operations	0.09	(0.63)	—	—	(0.52)	—
Diluted earnings per share	$8.55	$3.21	$7.52	$2.54	$(1.83)	$1.76

Adjusted basic earnings (loss) per share attributable to ICE common shareholders:
Continuing operations	$9.67	$8.45	8.08	$2.60	$2.02	$1.97
Discontinued operations	0.10	(0.64)	—	—	(0.52)	—
Adjusted basic earnings per share	$9.77	$7.81	$8.08	$2.60	$1.50	$1.97
Adjusted diluted earnings (loss) per share attributable to ICE common shareholders:
Continuing operations	$9.63	$8.38	$8.01	$2.59	$2.00	$1.95
Discontinued operations	0.09	(0.63)	—	—	(0.52)	—
Adjusted diluted earnings per share	$9.72	$7.75	$8.01	$2.59	$1.48	$1.95
We include acquisition-related transaction costs as part of our core business expenses, except for those that are directly related to the announcement, closing, financing or termination of a transaction. However, we are including all of the acquisition-related transaction and integration costs relating to our acquisition of NYSE as non-U.S. GAAP adjustments given the size of the acquisition, including a loss of $4 million for the year ended December 31, 2014 in connection with pension plan settlements made for early termination lump-sum payments made in 2014. We are also showing as non-U.S. GAAP adjustments our amortization of acquisition-related intangibles, as excluding these non-cash expenses provides greater clarity regarding our financial strength and cash operating results.
During the year and three months ended December 31, 2014, in addition to the adjustments for the NYSE acquisition-related integration costs and the amortization of the acquisition-related intangibles, we also include as adjustments the net gain on the sale of our 6% remaining ownership in Euronext and the income recognized on our OCC equity investment. During the year and three months ended December 31, 2013, in addition to the adjustments for the NYSE acquisition-related transaction and integration costs and the amortization of the acquisition-related intangibles, we also include as adjustments the impairment loss recorded on our equity investment in Cetip, the banker success fee relating to the acquisition of ICE Endex, the expense relating to the early payoff of outstanding debt, the impact of certain foreign tax law changes that occurred during the fourth quarter of 2013 and the duplicate rent expenses and lease termination costs we incurred as we consolidated multiple New York office locations in the current year. During the year and three months ended December 31, 2012, we include as adjustments the NYSE acquisition-related transaction costs and amortization of the acquisition-related intangibles. For additional information on these items, refer to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K and “- Operating Expenses” and “-Non-Operating Income (Expenses)” above.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commercial Commitments
The following table presents, for the periods indicated, our contractual obligations (which we intend to fund from operations) and commercial commitments as of December 31, 2014 (in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Short-term and long-term debt and interest	$4,752	$2,167	$978	$679	$928
Russell licensing agreement (minimum annual payments)	55	20	35	—	—
Additional funding of ICE Clear Europe's guaranty fund under EMIR and other regulatory requirements	186	186	—	—	—
Commitment to fund ICE Clear Europe's CDS guaranty fund	22	22	—	—	—
Operating lease obligations	423	58	94	75	196
Other liabilities and commitments	11	5	6	—	—
Total contractual cash obligations	$5,449	$2,458	$1,113	$754	$1,124

We have excluded from the contractual obligations and commercial commitments table above $47.5 billion in cash margin deposits and guaranty fund liabilities. Clearing members of ICE Clear Europe, ICE Clear U.S., ICE Clear Credit, ICE Clear Canada, TCC and HCH are required to deposit original margin and variation margin and to make deposits to a guaranty fund. The cash deposits made to these margin accounts and to the guaranty fund are recorded in the consolidated balance sheet as current assets with corresponding current liabilities to the clearing members that deposited them. See note 12 to our consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K for additional information on our clearing houses and the margin deposits and guaranty funds’ liabilities.
We have also excluded unrecognized tax benefits, or UTBs, from the contractual obligations and commercial commitments table above. As of December 31, 2014, our cumulative UTBs were $145 million. Interest and penalties related to UTBs were $45 million as of December 31, 2014. We are under continuous examination by various tax authorities. We are unable to make a reasonable estimate of the periods of cash settlement because it is not possible to reasonably predict, the amount of tax, interest and penalties, if any, that might be assessed by a tax authority or the timing of an assessment or payment. It is also not possible to reasonably predict whether or not the applicable statutes of limitations might expire without us being examined by any particular tax authority. See note 11 to our consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K for additional information on our UTBs.

As of December 31, 2014, in connection with our acquisition of NYSE, we have obligations related to our pension and other benefit programs. The date of payment under these obligations cannot be determined and have been excluded from the table above. See note 14 to our consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K for additional information on our pension and other benefit programs.
Prior to our acquisition, NYSE completed the sale of a significant equity interest in NYSE Amex Options, one of its two U.S. options exchanges, to seven external investors. Under the terms of the sale, the external investors have the option to require us to repurchase a portion of their equity interest on an annual basis over the course of five years, which began in 2011. Since the likelihood of us acquiring the non-controlling interest in the future is probable, the full redemption fair value has been recorded as mezzanine equity and we have classified the related balance as “redeemable non-controlling interest” in our consolidated balance sheet. We currently own 84% of NYSE Amex Options and the remaining 16% of the outstanding shares of NYSE Amex Options, currently valued at $125 million, can be put back to us by the external investors in 2015 and these shares are recorded as redeemable non-controlling interest as of December 31, 2014. However, we cannot estimate whether the external investors will elect to exercise their remaining put options and it has been excluded from the table above. See note 13 to our consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K for additional information on the redeemable non-controlling interest.
In connection with our acquisition of NYSE, we obtained a 40% ownership in OCC. OCC is developing a new capital plan, which is scheduled to be finalized during the first quarter of 2015, subject to OCC’s regulatory and OCC shareholders’ approvals, which would potentially raise $150 million in equity capital from OCC's shareholders, including $60 million to be contributed by NYSE. In addition, under the OCC new capital plan, the OCC shareholders would commit to contribute up to $200 million in additional equity capital if certain capital thresholds are breached, including up to $80 million to be contributed by NYSE. However, we cannot estimate whether the OCC new capital plan will be approved and for how much and the $60 million initial contribution and the potential $80 million additional contribution from us has been excluded from the table above. See “- Future Capital Requirements” above.
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
Goodwill and Other Identifiable Intangible Assets
We have significant intangible assets related to goodwill and other acquired intangible assets. In connection with our acquisitions, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of identifiable net assets acquired, including other identified intangible assets. We recognize specifically identifiable intangibles when a specific right or contract is acquired. Our determination of the fair value of the intangible assets and whether or not these assets are impaired requires us to make significant judgments and requires us to use significant estimates and assumptions regarding estimated future cash flows. If we change our strategy or if market conditions shift, our judgments may change, which may result in adjustments to recorded asset balances. As of December 31, 2014, we had goodwill of $8.5 billion and net other intangible assets of $7.8 billion relating to our acquisitions, our purchase of trademarks and Internet domain names from various third parties, and the Russell licensing agreement. Of these amounts, $6.1 billion in goodwill and $7.0 billion of other intangible assets relates to our acquisition of NYSE on November 13, 2013. We do not amortize goodwill or other intangible assets with indefinite useful lives. Intangible assets with finite useful lives are amortized over their estimated useful lives.
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
Our goodwill and other indefinite-lived intangible assets are evaluated for impairment annually in our fiscal fourth quarter or more frequently if conditions exist that indicate that the value may be impaired. We test our goodwill for impairment at the reporting unit level. These impairment evaluations are performed by comparing the carrying value of the goodwill reporting unit or other indefinite-lived intangibles to its estimated fair value. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. Subsequent to our acquisition of NYSE, we identified five reporting units: our futures reporting unit, our CDS reporting unit, our cash listings reporting unit, our Euronext reporting unit and our technology reporting unit. The cash listings, Euronext and technology reporting units were added as part of our NYSE acquisition on November 13, 2013. As a result of the IPO of Euronext and the sale of NYSE Technologies during the year ended December 31, 2014, we currently have three reporting units: our futures reporting unit, our CDS reporting unit and our cash listings reporting unit.
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
Our impairment analysis has not resulted in any impairment of goodwill and other identifiable intangible assets through December 31, 2014. Among our reporting units, the fair value of our CDS reporting unit has been the closest to its carrying value in prior goodwill impairment analyses. Our CDS reporting unit includes the financial results and net assets of Creditex, ICE Clear Credit and the CDS clearing business at ICE Clear Europe. CDS trade execution revenues at Creditex have decreased the last several years. The CDS execution business remains pressured due to financial reform implementation and a general lack of volatility in the corporate credit markets. However, the decline in CDS trading revenues was offset by an increase in ICE CDS clearing, the listing of additional cleared CDS products, and signing on new clearing members, along with a decrease in expenses at Creditex. Also, with the advent of mandatory clearing during 2013, CDS clearing activity by investment funds, asset managers, and similar buy side market participants has increased significantly.

During the first step of the CDS impairment review in the fourth quarter of 2014, we performed a discounted cash flow valuation to estimate the fair value of our CDS reporting unit. The valuation of our CDS reporting unit concluded that the fair value exceeded carrying value by $751 million, or 132% of the carrying value in the fourth quarter of 2014. As of December 31, 2014, the CDS goodwill and other intangible assets balances were $476 million. The discount rate used in the CDS discounted cash flow valuation is intended to reflect the risks inherent in the future cash flows of the CDS reporting unit and was 9.2% in the fourth quarter 2014 review. A 10 basis point increase in the discount rate used would not have a material impact on our fair value of the CDS reporting unit. A 10% decrease in the estimated discounted cash flows for the CDS reporting unit would result in the fair value of the reporting unit exceeding the carrying value by $548 million.
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
We are also required to evaluate other finite-lived intangible assets and property and equipment for impairment by determining whether events or changes in circumstances indicate that the carrying value of these assets to be held and used may not be recoverable. If impairment indicators are present, then an estimate of undiscounted future cash flows produced by these long-lived assets is compared to the carrying value of those assets to determine if the asset is recoverable. If an asset is not recoverable, the loss is measured as the difference between fair value and carrying value of the impaired asset. Fair value of these assets is based on various valuation techniques, including discounted cash flow analysis. Our evaluation has not resulted in any impairment of other finite-lived intangible assets and property and equipment through December 31, 2014.
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

Pension and Other Post-Retirement Employee Benefits
In connection with our acquisition of NYSE, we assumed NYSE’s pension plans and other post-retirement employee benefit plans covering its U.S. and certain European operations. Following the Euronext IPO in June 2014, there are no longer any NYSE European operations covered by the pensions plans and other post-retirement employee benefit plans. Pension and other post-retirement employee benefits costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates to measure future obligation and interest expense, mortality rates, health care cost trend rates, benefits earned, interest cost, expected return on assets, and other factors. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension and other post-retirement obligations and future expense.

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
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash and investments, and indebtedness. As of December 31, 2014 and 2013, our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash and investments were $2.9 billion and $1.8 billion, respectively, of which $1.9 billion and $819 million, respectively, were denominated in Brazilian reais, pounds sterling, euros or Canadian dollars. Of the $1.9 billion as of December 31, 2014, €969 million ($1.2 billion) represents euro-denominated cash that was placed in term deposits at various banks with a maturity date of June 25, 2015 to cover the maturity of the NYSE EURO Notes on June 30, 2015. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt” included elsewhere in this Annual Report on Form 10-K. Our investment in Cetip, which is recorded as an available-for-sale, long-term investment and was recorded in and is held in Brazilian reais, was valued at $379 million as of December 31, 2014, including an unrealized gain of $55 million. Changes in the fair value of the Cetip investment is reflected in accumulated other comprehensive income and do not impact earnings, except to the extent that unrealized losses are deemed to be other than temporary. The remaining investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical decrease in long-term interest rates to zero basis points would decrease annual pre-tax earnings by $3 million as of December 31, 2014, assuming no change in the amount or composition of our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash and investments.
As of December 31, 2014, we had $4.3 billion in outstanding debt, of which $1.4 billion relates to the Senior Notes and $2.0 billion relates to the NYSE Notes, both of which bear interest at fixed interest rates. The remaining amount outstanding of $905 million relates to the Commercial Paper Program, which bears interest at fluctuating rates and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in interest rates relating to the amounts outstanding under the Commercial Paper Program as of December 31, 2014 would decrease annual pre-tax earnings by $9 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity. The interest rates on our Commercial Paper Program are currently reset on a daily, weekly or monthly basis. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt” included elsewhere in this Annual Report on Form 10-K.
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

Our exposure to foreign denominated earnings for the year ended December 31, 2014 is presented by primary foreign currency in the following table (in millions, except average rates and percentages):

	Year Ended December 31, 2014
	Euro	Pound Sterling
Average exchange rate to the U.S. dollar for the year ended December 31, 2014	$1.3300	$1.6481
Average exchange rate to the U.S. dollar for the year ended December 31, 2013	$1.3282	$1.5643
Average exchange rate increase in 2014 compared to 2013	—%	5%
Foreign denominated percentage of:
Revenues, less transaction-based expenses	5%	14%
Operating expenses	1%	17%
Operating income	9%	11%
Impact of the currency fluctuations (1) on:
Revenues, less transaction-based expenses	$—	$23
Operating expenses	$—	$14
Operating income	$—	$9

(1)	Represents the impact of currency fluctuation for the year ended December 31, 2014 compared to the same period in the prior year.
NYSE, which we acquired in November 2013, has a significant part of its assets, liabilities, revenues and expenses recorded in pounds sterling or euros. For the year ended December 31, 2014, 19% of our consolidated revenues, less transaction-based expenses, were denominated in pounds sterling or euros, and 18% of our consolidated expenses were denominated in pounds sterling or euros, respectively. These percentages do not include the Euronext revenues and expenses, as they are included in discontinued operations. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.
We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We had foreign currency transaction losses of $2 million, $2 million and $4 million for the years ended December 31, 2014, 2013 and 2012, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar, which strengthened. A 10% adverse change in the underlying foreign currency exchange rates as of December 31, 2014 would result in a foreign currency transaction loss of $6 million, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity.
We entered into foreign currency hedging transactions during the years ended December 31, 2014, 2013 and 2012 as economic hedges to hedge a portion of our foreign currency transaction exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure.
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

	As of December 31, 2014
	Position in euros	Position in pounds sterling
Assets	€1,633	£2,557
of which goodwill represents	379	435
Liabilities	1,032	470
of which borrowings represent	965	—
Net currency position	€601	£2,087
Impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$73	$325
The NYSE EUR Notes of €920 million ($1.1 billion) no longer constitute a partial hedge of NYSE’s net euro investment in foreign entities following the IPO of Euronext. The transaction gain or loss from the revaluation of the NYSE EUR Notes on the U.S. dollar balance sheet of NYSE Holdings LLC will be offset by the transaction gain or loss from the cash held in euros to repay the notes upon their maturity in June 2015, as discussed above.

As of December 31, 2014 and 2013, the portion of our equity attributable to accumulated other comprehensive income from foreign currency translation was $13 million and $143 million, respectively. As of December 31, 2014, we had net exposure of euro and pounds sterling of €601 million ($731 million) and £2.1 billion ($3.2 billion), respectively. Based on December 31, 2014 net currency positions, a hypothetical 10% decrease of euro against U.S. dollar would negatively impact our equity by $73 million and a hypothetical 10% decrease of pound sterling against U.S. dollar would negatively impact our equity by $325 million. For the year ended December 31, 2014, currency exchange rate differences had a negative impact of $130 million on our consolidated equity.
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
Clearing House Cash Deposits Credit Risk
Our clearing houses hold material amounts of clearing member cash deposits which are invested primarily to provide security of capital, but also which may generate interest income for our clearing members. Refer to note 12 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on the clearing houses cash deposits, which were $47.5 billion as of December 31, 2014. The following is a summary of the risks associated with this investment activity and how these risks are mitigated.
Interest Rate Risk
Interest rate risk is the risk that interest rates rise causing the value of the purchased security to decline. If we were required to sell the security prior to its maturity, and interest rates had risen, the sale of the security might be made at a loss relative to its original purchase price. Our clearing houses seek to manage this risk by making all of our cash deposit investments in sovereign debt reverse repurchase agreements that mature within 1 to 37 days. Our clearing house investment guidelines require that a minimum of 50% of clearing member cash deposits are invested in sovereign debt reverse repurchase agreements that mature within one business day. Efforts are made to invest the remaining 50% in sovereign debt reverse repurchase agreements that mature within 37 business days. If this is not possible, our policy allows for the investment of up to 50% of clearing member cash deposits in high quality sovereign debt (for example, U.S. Treasury securities) and supranational debt instruments (Euro cash deposits only) with the shortest possible time to maturity provided that no such direct investment in a sovereign debt or supranational instrument will have a time to maturity greater than 397 days (1.09 years).
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
When engaging in reverse repurchase agreements, our clearing houses take delivery of the underlying reverse repurchase securities in custody accounts that are under the control of our clearing house. Additionally, the securities purchased subject to reverse repurchase have a market value greater than the reverse repurchase amount. The typical haircut received for high quality sovereign debt is 2% of the reverse repurchase amount. Thus, in the event that a reverse repurchase counterparty defaults on its obligation to repurchase the underlying reverse repurchase securities, our clearing house will have possession of a security with a value greater than the reverse repurchase counterparty’s obligation to our clearing house.
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

ITEM 8.    FINANCIAL    STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Intercontinental Exchange, Inc. and Subsidiaries:
Report of Management on Internal Control over Financial Reporting	76
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	77
Report of Independent Registered Public Accounting Firm on Financial Statements	78
Consolidated Balance Sheets as of December 31, 2014 and 2013	79
Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012	80
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012	81
Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Income (Loss) and Redeemable Non-Controlling Interest for the Years Ended December 31, 2014, 2013 and 2012	82
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012	84
Notes to Consolidated Financial Statements	85

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
The Audit Committee of our Board of Directors, comprised solely of directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act and our Board of Director Governance Principles, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the internal auditors without management present to ensure that the independent auditors and the internal auditors have free access to the Audit Committee. Our Audit Committee’s Report will be included in our 2015 Proxy Statement.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 framework). Based on our assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2014.
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

/s/ Jeffrey C. Sprecher	/s/ Scott A. Hill
Jeffrey C. Sprecher	Scott A. Hill
Chairman of the Board and	Chief Financial Officer
Chief Executive Officer

February 5, 2015	February 5, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
Board of Directors and Shareholders
Intercontinental Exchange, Inc.
We have audited Intercontinental Exchange, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Intercontinental Exchange, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Intercontinental Exchange, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intercontinental Exchange, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity, accumulated other comprehensive income (loss) and redeemable non-controlling interest, and cash flows for each of the three years in the period ended December 31, 2014 of Intercontinental Exchange, Inc. and Subsidiaries, and our report dated February 5, 2015 expressed an unqualified opinion thereon.
/s/    Ernst & Young LLP
Atlanta, Georgia
February 5, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENTS
Board of Directors and Shareholders
Intercontinental Exchange, Inc.
We have audited the accompanying consolidated balance sheets of Intercontinental Exchange, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity, accumulated other comprehensive income (loss) and redeemable non-controlling interest, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intercontinental Exchange, Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intercontinental Exchange, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 5, 2015 expressed an unqualified opinion thereon.
/s/    Ernst & Young LLP
Atlanta, Georgia
February 5, 2015

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)

	As of December 31,
	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$652	$961
Short-term investments	1,200	74
Short-term restricted cash and investments	329	277
Customer accounts receivable, net of allowance for doubtful accounts of $1 at December 31, 2014 and 2013	471	546
Margin deposits and guaranty funds	47,458	42,216
Prepaid expenses and other current assets	135	195
Total current assets	50,245	44,269
Property and equipment, net	874	889
Other non-current assets:
Goodwill	8,535	9,189
Other intangible assets, net	7,780	9,323
Long-term restricted cash and investments	297	161
Long-term investments	379	324
Other non-current assets	169	267
Total other non-current assets	17,160	19,264
Total assets	$68,279	$64,422

Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$337	$392
Section 31 fees payable	137	85
Accrued salaries and benefits	205	304
Deferred revenue	69	58
Short-term debt	2,042	1,135
Margin deposits and guaranty funds	47,458	42,216
Other current liabilities	291	131
Total current liabilities	50,539	44,321
Non-current liabilities:
Non-current deferred tax liability, net	1,938	2,594
Long-term debt	2,247	3,923
Accrued employee benefits	516	412
Other non-current liabilities	482	469
Total non-current liabilities	5,183	7,398
Total liabilities	55,722	51,719
Commitments and contingencies
Redeemable non-controlling interest	165	322
Equity:
Intercontinental Exchange, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; no shares issued or outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.01 par value; 500 shares authorized; 116 and 115 shares issued at December 31, 2014 and 2013, respectively; 113 and 115 shares outstanding at December 31, 2014 and 2013, respectively	1	1
Treasury stock, at cost; 3 and 0 shares at December 31, 2014 and 2013, respectively	(743)	(53)
Additional paid-in capital	9,938	9,794
Retained earnings	3,210	2,482
Accumulated other comprehensive income (loss)	(46)	125
Total Intercontinental Exchange, Inc. shareholders’ equity	12,360	12,349
Non-controlling interest in consolidated subsidiaries	32	32
Total equity	12,392	12,381
Total liabilities and equity	$68,279	$64,422

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Transaction and clearing fees, net	$3,013	$1,379	$1,185
Data services fees	631	229	147
Listing fees	367	33	—
Other revenues	210	75	31
Total revenues	4,221	1,716	1,363
Transaction-based expenses:
Section 31 fees	359	32	—
Cash liquidity payments, routing and clearing	770	86	—
Total revenues, less transaction-based expenses	3,092	1,598	1,363
Operating expenses:
Compensation and benefits	592	302	251
Technology and communication	188	63	46
Professional services	181	54	33
Rent and occupancy	78	39	19
Acquisition-related transaction and integration costs	129	143	19
Selling, general and administrative	143	51	37
Depreciation and amortization	333	156	131
Total operating expenses	1,644	808	536
Operating income	1,448	790	827
Other income (expense):
Interest expense	(96)	(56)	(39)
Other income (expense), net	55	(230)	2
Other expense, net	(41)	(286)	(37)
Income from continuing operations before income tax expense	1,407	504	790
Income tax expense	402	184	228
Income from continuing operations	1,005	320	562
Income (loss) from discontinued operations, net of tax	11	(50)	—
Net income	$1,016	$270	$562
Net income from continuing operations attributable to non-controlling interest	(35)	(16)	(10)
Net income attributable to Intercontinental Exchange, Inc.	$981	$254	$552
Basic earnings (loss) per share attributable to Intercontinental Exchange, Inc. common shareholders:
Continuing operations	$8.50	$3.88	$7.59
Discontinued operations	0.10	(0.64)	—
Basic earnings per share	$8.60	$3.24	$7.59
Basic weighted average common shares outstanding	114	78	73
Diluted earnings (loss) per share attributable to Intercontinental Exchange, Inc. common shareholders:
Continuing operations	$8.46	$3.84	$7.52
Discontinued operations	0.09	(0.63)	—
Diluted earnings per share	$8.55	$3.21	$7.52
Diluted weighted average common shares outstanding	115	79	73
Dividend per share	$2.60	$0.65	$—

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2014	2013	2012
Net income	$1,016	$270	$562
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense (benefit) of ($5), $3, and $1 for the years ended December 31, 2014, 2013 and 2012, respectively	(130)	70	29
Change in fair value of available-for-sale securities	55	(67)	(60)
Reclassification of losses realized on available-for-sale securities to other expense	—	190	—
Change in fair value or discontinuance of net investment hedge, net of tax expense (benefit) of $7 and ($12) for the years ended December 31, 2014 and 2013, respectively	21	(19)	—
Employee benefit plan adjustments:
Net (losses) gains, net of tax expense (benefit) of ($78) and $2 for the years ended December 31, 2014 and 2013, respectively	(117)	3	—
Other comprehensive income (loss)	(171)	177	(31)
Comprehensive income	$845	$447	$531
Comprehensive income attributable to non-controlling interest	(35)	(16)	(10)
Comprehensive income attributable to Intercontinental Exchange, Inc.	$810	$431	$521

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Income (Loss)
and Redeemable Non-Controlling Interest
(In millions)

	Intercontinental Exchange, Inc. Shareholders' Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Value	Shares	Value
Balance, as of January 1, 2012	79	$1	(7)	$(645)	$1,829	$1,957	$(21)	$41	$3,162	$—
Other comprehensive loss	—	—	—	—	—	—	(31)	—	(31)	—
Exercise of common stock options	—	—	—	—	7	—	—	—	7	—
Repurchases of common stock	—	—	—	(53)	—	—	—	—	(53)	—
Payments relating to treasury shares	—	—	—	(19)	—	—	—	—	(19)	—
Stock-based compensation	—	—	—	—	57	—	—	—	57	—
Issuance of restricted stock	1	—	—	—	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	9	—	—	—	9	—
Distributions of profits	—	—	—	—	—	—	—	(12)	(12)	—
Purchase of subsidiary shares	—	—	—	—	1	—	—	(6)	(5)	—
Net income attributable to non-controlling interest	—	—	—	—	—	(10)	—	10	—	—
Net income	—	—	—	—	—	562	—	—	562	—
Balance, as of December 31, 2012	80	1	(7)	(717)	1,903	2,509	(52)	33	3,677	—
Other comprehensive income	—	—	—	—	—	—	177	—	177	—
Stock consideration issued for NYSE	42	—	—	(53)	8,347	—	—	—	8,294	—
Exercise of common stock options	—	—	—	—	13	—	—	—	13	—
Payments relating to treasury shares	—	—	(1)	(24)	—	—	—	—	(24)	—
Stock-based compensation	—	—	—	—	69	—	—	—	69	—
Issuance of restricted stock	1	—	—	—	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	8	—	—	—	8	—
Adjustment to redemption value	—	—	—	—	—	(6)	—	—	(6)	6
Acquisition of redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	313
Acquisition of non-controlling interest	—	—	—	—	—	—	—	30	30	—
Distributions of profits	—	—	—	—	—	—	—	(12)	(12)	—
Dividends paid to shareholders	—	—	—	—	—	(75)	—	—	(75)	—
Purchase of subsidiary shares	—	—	—	—	(5)	—	—	(32)	(37)	—
Treasury shares retired in connection with formation of ICE Group	(8)	—	8	741	(541)	(200)	—	—	—	—
Net income attributable to non-controlling interest	—	—	—	—	—	(16)	—	13	(3)	3
Net income	—	—	—	—	—	270	—	—	270	—
Balance, as of December 31, 2013	115	1	—	(53)	9,794	2,482	125	32	12,381	322
Other comprehensive loss	—	—	—	—	—	—	(171)	—	(171)	—
Issuance of restricted stock	1	—	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	13	—	—	—	13	—
Repurchases of common stock	—	—	(3)	(645)	—	—	—	—	(645)	—
Payments relating to treasury shares	—	—	—	(45)	—	—	—	—	(45)	—
Stock-based compensation	—	—	—	—	105	—	—	—	105	—
Tax benefits from stock option plans	—	—	—	—	26	—	—	—	26	—
Acquisition of redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	16
Adjustment to redemption value	—	—	—	—	—	46	—	—	46	(46)
Distributions of profits	—	—	—	—	—	—	—	(17)	(17)	(16)
Dividends paid to shareholders	—	—	—	—	—	(299)	—	—	(299)	—
Purchase of subsidiary shares	—	—	—	—	—	—	—	—	—	(129)
Net income attributable to non-controlling interest	—	—	—	—	—	(35)	—	17	(18)	18
Net income	—	—	—	—	—	1,016	—	—	1,016	—
Balance, as of December 31, 2014	116	$1	(3)	$(743)	$9,938	$3,210	$(46)	$32	$12,392	$165

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Income (Loss)
and Redeemable Non-Controlling Interest — (Continued)
(In millions)

	As of December 31,
	2014	2013	2012
Accumulated other comprehensive income (loss) was as follows:
Foreign currency translation adjustments	$13	$143	$73
Fair value of available-for-sale securities	55	—	(123)
Fair value of net investment hedge	—	(21)	(2)
Employee benefit plans adjustments	(114)	3	—
Accumulated other comprehensive income (loss)	$(46)	$125	$(52)

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income	$1,016	$270	$562
Less/Plus: (income) loss from discontinued operations, net of tax	(11)	50	—
Income from continuing operations	1,005	320	562
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	333	156	131
Stock-based compensation	97	64	52
Deferred taxes	21	(35)	(24)
Impairment loss on Cetip investment	—	190	—
Expense recognized on early payoff of debt	—	49	—
Amortization of increase in fair market value of NYSE Notes	(55)	(7)	—
Other	(46)	2	(4)
Changes in assets and liabilities:
Customer accounts receivable	(78)	(35)	10
Other current and non-current assets	70	7	2
Section 31 fees payable	52	32	—
Deferred revenue	58	(31)	(4)
Other current and non-current liabilities	6	2	8
Total adjustments	458	394	171
Net cash provided by operating activities from continuing operations	1,463	714	733

Investing activities
Capital expenditures	(172)	(134)	(32)
Capitalized software development costs	(78)	(45)	(36)
Proceeds from IPO and sale of Euronext and sale of NYSE Technologies	2,274	—	—
Cash paid for acquisitions, net of cash acquired	(577)	(2,241)	(18)
Proceeds from sales of available-for-sale investments	54	16	—
Purchases of term deposits and available-for-sale investments	(1,304)	(42)	—
Increase in restricted cash and investments	(161)	(75)	(32)
Net cash provided by (used in) investing activities from continuing operations	36	(2,521)	(118)

Financing activities
Proceeds from debt facilities	—	3,833	295
Repayments of debt facilities and commercial paper, net	(552)	(2,464)	(50)
Dividends to shareholders	(299)	(75)	—
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(45)	(77)	(19)
Repurchases of common stock	(645)	—	(53)
Pre-payment related to early payoff of debt	—	(49)	—
Proceeds from exercise of common stock options	13	13	7
Distributions of profits to non-controlling interest	(33)	(12)	(12)
Purchase of subsidiary shares from non-controlling interest	(129)	(40)	(4)
Other	17	(10)	8
Net cash provided by (used in) financing activities from continuing operations	(1,673)	1,119	172
Net cash provided by operating activities from discontinued operations	51	21	—
Net cash used in investing activities from discontinued operations	(504)	(2)	—
Net cash provided by financing activities from discontinued operations	339	—	—
Effect of exchange rate changes on cash and cash equivalents	(21)	18	2
Net (decrease) increase in cash and cash equivalents	(309)	(651)	789
Cash and cash equivalents, beginning of year	961	1,612	823
Cash and cash equivalents, end of year	$652	$961	$1,612
Supplemental cash flow disclosure
Cash paid for income taxes	$338	$198	$232
Cash paid for interest	$140	$32	$29
Supplemental non-cash investing and financing activities
Common stock and vested stock options issued for acquisitions	$—	$8,347	$—
Treasury stock retirement	$—	$741	$—
See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Description of Business
Nature of Business and Organization
At the directive of the Securities and Exchange Commission ("SEC") to use “plain English” in public filings, Intercontinental Exchange, Inc. will use such terms as “we,” “our,” “us” or “ICE” in place of Intercontinental Exchange, Inc. and its subsidiaries. When such terms are used in this manner throughout the notes to the consolidated financial statements, they are in reference only to the corporation, Intercontinental Exchange, Inc. and its subsidiaries, and are not used in reference to the Board of Directors, corporate officers, management, or any individual employee or group of employees.
We were previously known as IntercontinentalExchange Group, Inc. and changed our name to Intercontinental Exchange, Inc. on June 2, 2014. We were organized on March 6, 2013 as a direct, wholly-owned subsidiary of Intercontinental Exchange Holdings, Inc. (formerly known as IntercontinentalExchange, Inc.) for the purpose of effecting the acquisition of NYSE Holdings LLC (formerly known as NYSE Euronext Holdings LLC) ("NYSE"), which occurred on November 13, 2013 (Note 3). Upon the completion of the acquisition, Intercontinental Exchange Holdings, Inc. and NYSE each became our wholly-owned subsidiaries. The predecessor entity to Intercontinental Exchange Holdings, Inc. was established in May 2000.
We are a leading global operator of regulated exchanges, clearing houses and data services for financial and commodity markets. We operate global marketplaces for trading and clearing a broad array of securities and derivatives contracts across major asset classes, including energy and agricultural commodities, interest rates, equities, equity derivatives, credit derivatives, bonds and currencies.
Our regulated exchanges include: futures exchanges in the United States, United Kingdom, Canada, Singapore and Europe, three securities exchanges and two equity options exchanges. We operate over-the-counter ("OTC") markets for physical energy and credit default swaps ("CDS"). We also currently own or operate seven central counterparty clearing houses (Note 12). Through our widely-distributed electronic trading, clearing and post-trade platforms, we bring together buyers and sellers by offering liquid markets, benchmark products, access to capital markets, and a range of services to support market participants’ trading and risk management activities.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are presented in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of ICE and our wholly-owned and controlled subsidiaries. All intercompany balances and transactions between ICE and our wholly-owned and controlled subsidiaries have been eliminated in consolidation. As discussed in Note 3, we completed several acquisitions during the years ended December 31, 2014, 2013 and 2012 and have included the financial results of these companies in the consolidated financial statements effective from the respective acquisition dates. As discussed in Note 16, we completed the initial public offering ("IPO") of our wholly-owned subsidiary Euronext N.V. ("Euronext") on June 24, 2014 and completed the sales of Wombat on July 23, 2014 and NYFIX and Metabit on September 19, 2014, and have included the financial results of these companies in discontinued operations in the consolidated financial statements.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.
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
Non-controlling Interest
For those consolidated subsidiaries in which our ownership is less than 100% and for which we have control over the assets and liabilities and the management of the entity, the outside stockholders’ interests are shown as non-controlling interests. For instances where outside stockholders’ hold an option to require us to repurchase the outside stockholders’ interest, these interests are shown as redeemable non-controlling interests.
Segment and Geographic Information
We operate as a single reportable business segment as this is reflective of how our chief operating decision maker reviews and operates the business. Substantially all of our identifiable assets are located in the United States, United Kingdom, Continental Europe, Israel, Canada and Singapore.
Cash and Cash Equivalents
We consider all short-term, highly liquid investments with original maturities at the purchase date of three months or less to be cash equivalents.
Short-Term and Long-Term Restricted Cash and Investments
We classify all cash and cash equivalents that are not available for general use by us, either due to regulatory requirements or through restrictions in specific agreements, as restricted in the accompanying consolidated balance sheets (Note 4).
Short-Term and Long-Term Investments
We periodically invest a portion of our cash in excess of short-term operating needs in term deposits and investment-grade marketable debt securities, including government or government sponsored agencies and corporate debt securities (Note 5). These investments are classified as available-for-sale in accordance with U.S. GAAP. We do not have any investments classified as held-to-maturity or trading. Additionally, we classify equity and fixed income mutual funds, held for the purpose of providing future payments for the supplemental executive savings plan and a component of the supplemental executive retirement plan, as available-for-sale securities. Available-for-sale investments are carried at their fair value using primarily quoted prices in active markets for identical securities, with unrealized gains and losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income. Realized gains and losses, and declines in value deemed to be other-than-temporary on available-for-sale investments, are recognized currently in earnings. The cost of securities sold is based on the specific identification method. Investments that we intend to hold for more than one year are classified as long-term investments in the accompanying consolidated balance sheets.
Cost and Equity Method Investments
We use the cost method to account for a non-marketable equity investment in an entity that we do not control and for which we do not have the ability to exercise significant influence over an entity’s operating and financial policies. When we do not have a controlling financial interest in an entity but exercise significant influence over the entity's operating and financial policies, such investment is accounted for using the equity method. We recognize dividend income when declared. We recognized $23 million, $8 million, and $5 million in dividend income for the years ended December 31, 2014, 2013 and 2012, respectively, related to our investment in Cetip (Note 15).
Margin Deposits and Guaranty Funds
Original margin, variation margin and guaranty funds held by our clearing houses for clearing members may be in the form of cash, government obligations, letters of credit or gold (Note 12). Cash original margin, variation margin and guaranty fund deposits are reflected in the accompanying consolidated balance sheets as current assets and current liabilities. The amount of margin deposits on hand will fluctuate over time as a result of, among other things, the extent of open positions held at any point in time by market participants in contracts and the margin rates then in effect for such contracts. Non-cash original margin and guaranty fund deposits are not reflected in the accompanying consolidated balance sheets. These non-cash assets are held in safekeeping and our clearing houses do not take legal ownership of the assets as the risks and rewards remain with the clearing members, unless and until such time as a clearing member defaults on its obligations to the clearing house.
Property and Equipment
Property and equipment is recorded at cost, reduced by accumulated depreciation (Note 6). Depreciation and amortization expense related to property and equipment is computed using the straight-line method based on estimated useful lives of the assets, or in the case of leasehold improvements, the shorter of the initial lease term or the estimated useful life of the improvement. We review the remaining estimated useful lives of our property and equipment at each balance sheet date and will make adjustments to the estimated remaining useful lives whenever events or changes in circumstances indicate that the remaining useful lives have changed.

Gains on disposals of property and equipment are included in other income and losses on disposals of property and equipment are included in depreciation expense. Maintenance and repair costs are expensed as incurred.
Allowance for Doubtful Accounts
The allowance for doubtful accounts is maintained at a level that we believe to be sufficient to absorb probable losses in our accounts receivable portfolio. The allowance is based on several factors, including a continuous assessment of the collectability of each account. In circumstances where a specific customer's inability to meet its financial obligations is known, we record a specific provision for bad debts against amounts due to reduce the receivable to the amount we reasonably believe will be collected. Accounts receivable are written off against the allowance for doubtful accounts when collection efforts cease. A reconciliation of the beginning and ending amount of allowance for doubtful accounts is as follows for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Year Ended December 31,
	2014	2013	2012
Beginning balance of allowance for doubtful accounts	$1	$1	$3
Bad debt expense	1	1	(1)
Charge-offs	(1)	(1)	(1)
Ending balance of allowance for doubtful accounts	$1	$1	$1

Bad debt expense in the table above is based on our historical collection experiences and our assessment of the collectability of specific accounts. Charge-offs in the table above represent the write-off of uncollectible receivables, net of recoveries. These lines also include the impact of foreign currency translation adjustments.
Software Development Costs
We capitalize costs, both internal and external direct and incremental costs, related to software developed or obtained for internal use in accordance with U.S. GAAP. Software development costs incurred during the preliminary or maintenance project stages are expensed as incurred, while costs incurred during the application development stage are capitalized and are amortized using the straight-line method over the useful life of the software, not to exceed three years. Amortization of these capitalized costs begins only when the software becomes ready for its intended use. General and administrative costs related to developing or obtaining such software are expensed as incurred.
Accrued Employee Benefits
In connection with our acquisition of NYSE on November 13, 2013, we assumed the NYSE defined benefit pension and other postretirement benefit plans (collectively "benefit plans"). We recognize the funded status of the benefit plans in the consolidated balance sheets, measure the fair value of plan assets and benefit obligations as of the date of our fiscal year-end, and provide additional disclosures in the footnotes to the consolidated financial statements (Note 14).
Benefit plan costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on assets, mortality rates and other factors. Actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. We immediately recognize in the consolidated statements of income certain of these unrecognized amounts when triggering events occur, such as when a settlement of pension obligations in excess of total interest and service costs occurs. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension and other post-retirement obligations and future expense recognized.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the purchase price of our acquisitions over the fair value of identifiable net assets acquired, including other identified intangible assets (Note 7). We recognize specifically identifiable intangibles when a specific right or contract is acquired. Goodwill has been allocated to reporting units for purposes of impairment testing based on the portion of synergy, cost savings and other expected future cash flows expected to benefit the reporting units at the time of the acquisition. We test our goodwill for impairment at the reporting unit level. The reporting units identified for our goodwill testing are the futures, cash listings and credit default swaps reporting units. Goodwill impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired.
We also evaluate indefinite-lived intangible assets for impairment annually in our fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired. Such evaluation includes determining the fair value of the asset and comparing the fair value of the asset with its carrying value. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference.
For both goodwill and indefinite lived impairment testing, we have the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit or indefinite lived intangible asset is less than its carrying amount. If we conclude that this is the case, we must perform additional testing of the asset or reporting unit. Otherwise, no further testing is necessary.
We did not record an impairment charge related to goodwill or indefinite-lived intangible assets during the years ended December 31, 2014, 2013 or 2012.
Impairment of Long-Lived Assets and Finite-Lived Intangible Assets
We review our property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, we project undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment indicator would exist. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets. Finite-lived intangible assets are generally amortized on a straight-line basis or using an accelerated method over the lesser of their contractual or estimated useful lives. We did not record an impairment charge related to long-lived assets and finite-lived intangible assets during the years ended December 31, 2014, 2013 or 2012.
Derivatives and Hedging Activity
We may use derivative instruments to limit exposure to changes in foreign currency exchange rates. All derivatives are required to be recorded at fair value in the accompanying consolidated balance sheets. Changes in the fair value of such derivative financial instruments are recognized in net income as they are not designated as hedges under U.S. GAAP.
We may hedge the foreign currency translation of certain net investments by designating all or a portion of certain financial liabilities denominated in the same currency in accordance with U.S. GAAP. In such cases, the gain or loss on the currency translation of the designated financial instruments is recorded in other comprehensive income. Gains and losses on financial liabilities designated as hedging items under net investment hedging relationships are recognized in other comprehensive income, and we recorded a loss of $19 million for the year ended December 31, 2013 related to these items. The total unrealized loss of $21 million (inclusive of $2 million in unrealized losses recorded during the year ended December 31, 2014) was recognized in earnings as a component of income from discontinued operations during the year ended December 31, 2014 upon discontinuance of the net investment hedge in connection with the IPO of Euronext.
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
Income Taxes
We recognize income taxes under the liability method. We recognize a current tax liability or tax asset for the estimated taxes payable or refundable on tax returns for the current year. We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We establish valuation allowances if we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using current enacted tax rates in effect.
We do not recognize a tax benefit unless we conclude that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, we recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is greater than 50 percent likely to be realized. We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense.
We are subject to tax in numerous domestic and foreign jurisdictions primarily based on our operations in these jurisdictions. Significant judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could have a material impact on our financial position or results of operations.

Revenue Recognition

Our revenues primarily consist of transaction and clearing fee revenues for transactions executed and/or cleared through our global electronic derivatives trading and clearing platforms and revenues relating to cash equities trading and listing fees.
Derivatives trading and clearing revenues are recognized over the period in which the services are provided, which is typically the date the transactions are executed or are cleared, except for a portion of clearing revenues related to cleared contracts which have an ongoing clearing obligation that extends beyond the execution date. The transaction and clearing fee revenues are determined on the basis of the transaction and clearing fee charged for each contract traded on the exchanges. Derivatives transaction and clearing fees are recorded net of rebates of $631 million, $511 million and $372 million for the years ended December 31, 2014, 2013 and 2012, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volumes by providing qualified trading participants in those markets a discount to the applicable commission rate. These rebates reduce revenue that we would have generated had we charged full transaction fees and had we generated the same volume without the rebate program. The increase in rebates is due primarily to rebates relating to NYSE derivatives trading and clearing following our acquisition, an increase in the number of participants in the rebate programs offered on various contracts, an increase in the number of rebate programs offered and from higher contract volume traded under these programs during the periods.
Cash trading fee revenues are paid by organizations based on their trading activity. Fees are assessed on a per share basis for trading in equity securities. The fees are applicable to all transactions that take place on any of our equity trading venues, and the fees vary based on the size and type of trade that is consummated and trading venue. The securities exchanges earn transaction fees for customer orders of equity securities matched internally, as well as for customer orders routed to other exchanges. Cash trading fees are recognized as earned, which is generally upon execution of the trade. Cash trading fees are recorded gross of liquidity rebates and routing charges. Liquidity payments made to cash trading customers and routing charges made to other exchanges are included in transaction-based expenses in the consolidated statements of income.
Listing fee revenues consist of original listing fees paid by issuers to list the initial securities on the various cash markets, other listing fees related to other corporate actions (including stock splits, sales of additional securities and merger and acquisitions), annual listing fees paid by companies whose financial instruments are listed on the cash markets, and other services provided to our listed companies and other companies. Original listing fees are assessed primarily based on the number of shares that the issuer initially lists. Original listing fees are recognized as revenue on a straight-line basis over the estimated service periods ranging from five to nine years. Other corporate action listing fees are recognized as revenue on a straight-line basis over the estimated service periods ranging from three to six years. The service periods are determined separately for each of our listing venues. Annual listing fees are billed at the beginning of the year and are recognized on a pro rata basis over the calendar year. We determined that at the time of the acquisition of NYSE, we did not have a legal performance obligation relating to the original and other listing fees. Therefore, in connection with purchase accounting rules under U.S. GAAP, we assigned a fair value of zero to the NYSE unamortized deferred revenue balances relating to the original and other listing fees as of the acquisition date of November 13, 2013. The listing fees unamortized deferred revenue balances as of December 31, 2014 relate to original and other corporate action listing fees received but not yet recognized as revenue subsequent to the November 13, 2013 acquisition through December 31, 2014.
Data services fee revenues in our derivatives markets primarily include terminal and license fees received from data vendors in exchange for the provision of real-time futures price information and market data access fees. Market data fees are charged to data vendors on a monthly basis based on the number and type of terminals they have carrying futures data. Each data vendor also pays an annual license fee, which is deferred and recognized as revenue ratably over the period of the annual license. Data services fee revenues also include market data access fees charged to customers that trade on the electronic platform. The market data access amount for each company is based on the number of users at each company trading on the electronic platform. The excess of the market data access fee total for each company over the actual amount of commissions paid for trading activity is recognized as market data access revenues. The actual amount of commissions paid that month for trading activity is recognized as transaction and clearing fee revenues.
Following our NYSE acquisition, we collect market data revenues for consortium-based data products and, to a lesser extent, for New York Stock Exchange proprietary data products. Consortium-based data fees are determined by securities industry plans. Consortium-based data revenues that coordinated market data distribution generates (net of administration costs) are distributed to participating markets on the basis of the Regulation NMS formula. We collect annual license fees from vendors for the right to distribute market data to third parties and a service fee from vendors for direct connection to market data. These fees are recognized as revenue as services are rendered. We also charge customers for accessing our data services through Secured Financial Transaction Infrastructure ("SFTI") and colocation services. SFTI is a physical network infrastructure that connects our markets and other major market centers with market participants and allows those participants to receive data feeds.
Other revenues primarily consist of technology services revenues, regulatory fees charged to member organizations of the securities markets, facility and other fees provided to specialists, brokers and clerks physically located on the securities markets that enable them to engage in the purchase and sale of securities on the trading floor. These fees are recognized as revenue as services are rendered.

Activity Assessment Fees and Section 31 Fees
Following our acquisition of NYSE in November 2013, we pay the SEC fees pursuant to Section 31 of the Securities Exchange Act of 1934 for transactions executed on our U.S. equities and options exchanges. These Section 31 fees are designed to recover the costs to the government for supervising and regulating the securities markets and securities professionals. We (or the Options Clearing Corporation on our behalf), in turn, collect activity assessment fees, which are included in transaction and clearing fees in the accompanying consolidated statements of income, from member organizations clearing or settling trades on the U.S. equities and options exchanges and recognize these amounts as revenue when invoiced. Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as an accrued liability until paid. The activity assessment fees are designed so that they are equal to the Section 31 fees paid by us to the SEC. As a result, Section 31 fees do not have an impact on our net income.
Stock-Based Compensation
We currently sponsor employee and director stock option and restricted stock plans (Note 10). U.S. GAAP requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors, including employee stock options and restricted stock, based on estimated fair values. U.S. GAAP requires companies to estimate the fair value of stock option awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as stock-based compensation expense over the requisite service period in our consolidated financial statements.
We use the Black-Scholes option pricing model for purposes of valuing stock option awards. Our determination of fair value of stock option awards on the date of grant using the Black-Scholes option pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include interest rates, our expected dividend yield, our expected share price volatility over the term of the awards and actual and projected employee stock option exercise behavior.
Treasury Stock
We record treasury stock activities under the cost method whereby the cost of the acquired stock is recorded as treasury stock (Note 10). Our accounting policy upon the formal retirement of treasury stock is to deduct the par value from common stock and to reflect any excess of cost over par value as a deduction from additional paid-in capital (to the extent created by previous issuances of the shares) and retained earnings.
Credit Risk and Significant Customers
Our clearing houses have credit risk for maintaining certain of the clearing member cash deposits at various financial institutions (Note 12). Cash deposit accounts are established at larger money center banks and structured to restrict the rights of offset or liens by the banks. Our clearing houses monitor the cash deposits and mitigate credit risk by keeping such deposits in several financial institutions, ensuring that its overall credit risk exposure to any individual financial institution remains within acceptable concentration limits, and by ensuring that the financial institutions have strong or high investment grade ratings. We also limit our risk of loss by holding the majority of the cash deposits in high quality short-term sovereign debt reverse repurchase agreements with several different counterparty banks or direct investments in short-term high quality sovereign and supranational debt issues. If the cash deposits decrease in value, our clearing houses would be liable for the losses. However, any negative returns are passed on to the clearing members. Our clearing houses historically have not experienced losses related to these clearing member cash deposits.
When engaging in reverse repurchase agreements, our clearing houses take delivery of the underlying securities in custody accounts that are under the control of the clearing house. Additionally, the securities purchased subject to reverse repurchase have a market value greater than the reverse repurchase amount. The typical haircut received for high quality sovereign debt is 2% of the reverse repurchase amount. Thus, in the event that a reverse repurchase counterpart defaults on its obligation to repurchase the underlying reverse repurchase securities, our clearing house will have possession of securities with a value greater than the reverse repurchase counterparty’s obligation to the clearing house
Our futures businesses have minimal credit risk as all of their transaction revenues are currently cleared through our clearing houses. Our accounts receivable related to market data revenues, cash trading and listing revenues, technology revenues, CDS transaction revenues and bilateral over-the-counter energy transaction revenues subjects us to credit risk, as we do not require these customers to post collateral. We limit our risk of loss by terminating access to trade to entities with delinquent accounts. The concentration of risk on accounts receivable is also mitigated by the large number of entities comprising our customer base.
Our accounts receivable are stated at cost. Excluding clearing members, there were no individual accounts receivable balances greater than 10% of total consolidated accounts receivable as of December 31, 2014 or December 31, 2013. No single customer accounted for more than 10% of total consolidated revenues during any of the years ended December 31, 2014, 2013 or 2012.

Leases
We expense rent from non-cancellable operating leases, net of sublease income, on a straight-line basis based on future minimum lease payments. The net costs are included in rent and occupancy expenses and technology and communication expenses in the accompanying consolidated statements of income (Note 13).
Acquisition-Related Transaction and Integration Costs
We incur incremental direct acquisition-related transaction costs relating to various completed and potential acquisitions and other strategic opportunities to strengthen our competitive position and support growth. The acquisition-related transaction costs include fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms, deal-related bonuses to certain of our employees, as well as costs associated with credit facilities and other external costs directly related to the proposed or closed transactions. We also incurred integration costs during the years ended December 31, 2014 and 2013 relating to our NYSE acquisition, primarily related to employee termination costs, costs incurred relating to the IPO and sale of Euronext in Europe and the sale of NYSE Technologies, deal related bonuses and professional services costs incurred relating to the NYSE integration. The acquisition-related transaction and integration costs incurred during the year ended December 31, 2014 primarily relate to the integration costs incurred for our NYSE integration and the acquisition-related transaction costs related to our SuperDerivatives, Singapore Mercantile Exchange, Holland Clearing House and True Office acquisitions. The acquisition-related transaction and integration costs incurred during the year ended December 31, 2013 primarily relate to the costs incurred for our NYSE acquisition and integration and our ICE Endex acquisition. See Note 3 for additional information on our acquisitions.
Fair Value of Financial Instruments
We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (Note 15). Fair value is the price that would be received from selling an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Our financial instruments consist primarily of cash and cash equivalents, short-term and long-term restricted cash and investments, short-term and long-term investments, customer accounts receivable, margin deposits and guaranty funds, cost and equity method investments, short-term and long-term debt and other short-term assets and liabilities.
Foreign Currency Translation Adjustments and Foreign Currency Transaction Gains and Losses
Our functional and reporting currency is the U.S. dollar. We have foreign currency translation risk equal to our net investment in certain United Kingdom ("U.K."), European, Canadian and Singapore subsidiaries. The revenues, expenses and financial results of these U.K., European, Canadian and Singapore subsidiaries are denominated in pounds sterling, euros, Canadian dollars or Singapore dollars, which are the functional currencies of certain of these subsidiaries. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses, net of tax, included in the cumulative translation adjustment account, a component of equity. As of December 31, 2014 and 2013, the portion of our equity attributable to accumulated other comprehensive income from foreign currency translation adjustments was $13 million and $143 million, respectively.
We have foreign currency transaction gains and losses related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations, which are received in or paid in pounds sterling or euros. The transaction gain and losses are due to the increase or decrease in the foreign currency exchange rates between periods. Forward contracts on foreign currencies are entered into to manage the foreign currency exchange rate risk. Gains and losses from foreign currency transactions are included in other income (expense) in the accompanying consolidated statements of income and resulted in net losses of $2 million, $2 million and $4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Earnings Per Common Share
Basic earnings per common share is calculated using the weighted average common shares outstanding during the year. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are included in the diluted per share calculations unless the effect of inclusion would be antidilutive (Note 19).
Recently Adopted and New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update  (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of Entity, which changes the criteria for reporting discontinued operations while enhancing disclosure requirements. This amendment clarifies the financial reporting of discontinued operations. The guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has a major effect on an entity’s operations and financial results. This amendment will be effective in the first quarter of 2015 and early adoption is permitted. We adopted the guidance as of January 1, 2015 and this standard is not expected to have a material effect on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amended revenue recognition guidance. The amendment’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This amendment will be effective for interim and annual periods beginning after December 15, 2016 and early adoption is not permitted. We are currently in the process of evaluating the impact of adoption of this amendment but we currently do not expect the adoption to have a material effect on our consolidated financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year’s financial statement presentation. As discussed in Note 16, we completed the IPO of Euronext on June 24, 2014, the sale of Wombat on July 23, 2014 and the sale of NYFIX and Metabit on September 19, 2014, and have included the financial results of these companies in discontinued operations in the consolidated financial statements, including the results for the period from the acquisition date of November 13, 2013 through December 31, 2013.

3.	Acquisitions
NYSE Acquisition
On November 13, 2013, we acquired 100% of NYSE in a stock and cash transaction. The total purchase price was $11.1 billion comprised of cash consideration of $2.7 billion and 42.4 million shares of our common stock. The fair value of the shares issued was $8.3 billion based on the closing share price of our common stock of $197.80 per share on November 12, 2013. The cash consideration was funded from cash on hand, $1.4 billion of net proceeds received on October 8, 2013 in connection with the offering of the Senior Notes (as defined below) and $400 million of borrowings on October 31, 2013 under the Revolving Facility (as defined below) (Note 9). The acquisition has been accounted for as a purchase business combination with ICE considered the acquirer of NYSE for accounting purposes.
Under purchase accounting, the total purchase price was allocated to NYSE’s tangible and identifiable intangible assets and liabilities based on the estimated fair values of those assets as of November 13, 2013, as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. Goodwill represents potential revenue synergies related to clearing and new product development, expense synergies related to technology and clearing, and opportunities to enter new markets. The purchase price allocation is as follows (in millions):

Property and equipment	$636
Goodwill	7,208
Identifiable intangible assets	8,516
Other assets and liabilities, net	286
Deferred tax liabilities on identifiable intangible assets	(2,701)
Short-term and long-term debt	(2,529)
Non-controlling interests	(327)
Total purchase price	$11,089

In performing the purchase price allocation, we considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of NYSE’s business. The allocation of the purchase price was finalized upon the completion of the analysis of the acquired assets and liabilities during the year ended December 31, 2014. We adjusted the purchase price allocation based on updated fair value analyses of the NYSE tangible and intangible assets and liabilities, with the offset of these changes to goodwill. We identified changes to the fair value of certain customer relationships intangible assets, acquired deferred tax asset and liabilities, valuation allowances, liabilities for uncertain income tax and indirect tax positions, and accrued liabilities during the measurement period. These adjustments were based on information obtained during the measurement period about facts and circumstances that existed as of the acquisition date. The fair value adjustments reflected in the tables above and below, primarily result in an increase in the customer relationships intangible assets of $60 million, a decrease in the deferred tax liabilities on identifiable intangible assets of $33 million, an increase in other assets and liabilities, net, of $127 million, and a corresponding decrease to goodwill of $214 million. These changes to the consolidated balance sheet amounts have been reflected on the December 31, 2013 consolidated balance sheet retroactively. The statement of income impact for the year ended December 31, 2013 relating to these fair value adjustments is not material to our consolidated financial statements.

The following table sets forth the components of the intangible assets associated with the acquisition as of December 31, 2014 (in millions, except years):

Intangible Assets	Acquisition-Date Fair Value	Foreign Currency Translation	De-Consolidation of Euronext and NYSE Technologies (Note 16)	Accumulated Amortization	Net Book Value	Useful Life
Exchange registrations, licenses and contracts	$6,960	$8	$(1,258)	$—	$5,710	Indefinite
Customer relationships	1,128	1	(168)	(56)	905	17-25 years
Trade names	315	—	(30)	(4)	281	1 year to Indefinite
Developed technology	113	—	(23)	(35)	55	3 years
Total	$8,516	$9	$(1,479)	$(95)	$6,951

The acquisition-date identifiable intangible assets consist of intangibles derived from national securities and futures exchange registrations, licenses and contracts, customer relationships, trade names and developed technology, of which customer relationships, certain trade names and developed technology are being amortized using the straight-line method over their estimated useful lives. Indefinite useful lives were assigned for exchange registrations, licenses and contracts since the registrations, licenses and contracts represent rights to operate the exchanges and trade the contracts in perpetuity based on the long history of the exchanges acquired and the contracts traded and the expectation that a market participant would continue to operate them indefinitely. An average 20-year useful life for customer relationships has been estimated based on the projected economic benefits associated with this asset. The average 20-year estimated useful life represents the approximate point in the projection period in which a majority of the asset’s cash flows are expected to be realized based on assumed attrition rates. Indefinite useful lives for the $310 million NYSE and Euronext trade names have been determined based on their long history in the marketplace, their continued use following the acquisition, and their importance to the business of NYSE and Euronext and prominence in the industry. A one-year useful life for the $5 million Liffe trade name has been estimated based on the period in which we expect a market participant would use the name prior to rebranding and the length of time the name is expected to maintain recognition and value in the marketplace. Developed technology represents both internally and externally developed software related to NYSE’s and Euronext's internal and trading operations. The exchange registrations and licenses and customer relationships intangible assets were valued using the multi-period excess earnings income approach, the trade names intangible assets were valued using the relief from royalty income approach and the developed technology intangible assets were valued using the multi-period excess earnings income approach and the replacement cost method.

Of the goodwill amount above, $2.5 billion is included in the futures reporting unit and $3.6 billion is included in the U.S. cash listings reporting unit for purposes of impairment testing as this is consistent with how it is reported internally to our chief operating decision maker. The $948 million in goodwill originally included in the Euronext reporting unit and $123 million originally included in the technology reporting unit were de-recognized upon the IPO of Euronext and sale of NYSE Technologies (Note 16).

The accompanying consolidated financial statements include the NYSE results of operations and cash flows for the year ended December 31, 2014 and for the period from November 13, 2013 through December 31, 2013. Total revenues, less transaction-based expenses of $208 million and NYSE income from continuing operations of $30 million are included in our consolidated statement of income for the year ended December 31, 2013. We have incurred employee termination costs following the acquisition, which are included in acquisition-related transaction and integration costs, including $99 million and $44 million for the years ended December 31, 2014 and 2013, respectively.

The financial information in the table below summarizes the combined results of operations of ICE and NYSE, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented. Such pro forma financial information is based on the historical financial statements of ICE and NYSE. This pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information, including, without limitation, purchase accounting adjustments. The pro forma financial information presented below also includes depreciation and amortization based on the valuation of NYSE's tangible assets and identifiable intangible assets resulting from the acquisition. The pro forma financial information does not reflect any synergies or operating cost reductions that have been and may be achieved from the combined operations. Pro forma financial information for the year ended December 31, 2012 is not provided below, as doing so would be impracticable. Such information would require significant estimates of discontinued operations amounts, which would not provide accurate evidence of circumstances that existed in 2012, and for which discrete financial information of the disposed entity was not available when the 2012 financial statements were issued. The pro forma financial information combines the historical results for us and NYSE for the year ended December 31, 2013 in the following table (in millions, except per share amounts).

Total revenues, less transaction-based expenses	$3,013
Operating income	1,373
Income from continuing operations	774
Income from discontinued operations, net of tax	217
Net income attributable to ICE	991
Basic earnings per common share:
Continuing operations	$6.75
Discontinued operations	1.90
Basic earnings per share	$8.65
Diluted earnings per share
Continuing operations	$6.71
Discontinued operations	1.89
Diluted earnings per share	$8.60
SuperDerivatives Acquisition
On October 7, 2014, we acquired 100% of the outstanding common stock of SuperDerivatives Inc. ("SuperDerivatives"), a leading provider of risk management analytics, financial market data and valuation services for $358 million in cash, of which $44 million is currently held in escrow (Note 4). The acquisition is intended to accelerate our multi-asset class clearing, risk management and market data strategy.
The SuperDerivatives purchase price was allocated to the net tangible and identifiable intangible assets based on the fair value of those assets as of October 7, 2014. The preliminary net tangible and identifiable intangible assets acquired were $51 million, inclusive of preliminary intangible assets of $62 million. Preliminary identifiable intangible assets primarily consist of developed technology for $53 million, which have been assigned a five-year useful life, and customer relationships for $9 million, which have been assigned a 12- year useful life. The excess of the purchase price over the preliminary net tangible and identifiable intangible assets was $307 million and was recorded as goodwill and assigned to the futures reporting unit. We have not yet obtained all of the information related to the fair value of the acquired assets and liabilities related to the acquisition to finalize the purchase price allocation. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of the identifiable intangible assets, income taxes and certain other tangible assets and liabilities and the valuation of these items will be finalized during 2015.
SMX Acquisition
On February 3, 2014, we acquired 100% of the outstanding common stock of Singapore Mercantile Exchange Pte. Ltd. ("SMX"). The acquisition included Singapore Mercantile Exchange Clearing Corporation Pte. Ltd. (“SMXCC”), a wholly-owned subsidiary of SMX which was the clearing house for all SMX trades. SMX operated commodity futures markets in Singapore. SMX and SMXCC retain licenses to operate as an approved exchange and an approved clearing house, regulated by the Monetary Authority of Singapore. These licenses provided us with exchange and clearing licenses in Asia. The exchange and clearing infrastructures are expected to transition to our trading and clearing platforms in the first half of 2015, subject to regulatory approval. As a result, a period of business transition is currently underway and the exchange and clearing house have been temporarily closed. SMX and SMXCC have been renamed ICE Futures Singapore and ICE Clear Singapore, respectively.
The SMX purchase price was allocated to the net tangible and identifiable intangible assets based on the fair value of those assets as of February 3, 2014. The net tangible and identifiable intangible assets acquired were $49 million, inclusive of intangible assets of $31 million for exchange registrations and licenses, which have been assigned an indefinite life. The excess of the purchase price over the net tangible and identifiable intangible assets was $105 million and was recorded as goodwill and assigned to the futures reporting unit.
Holland Clearing House Acquisition
On December 2, 2014, we acquired 75% of the outstanding common stock of Holland Clearing House N.V. (“HCH”), to support our clearing strategy for financial products. ABN AMRO Clearing Bank N.V. ("ABN AMRO") retained the remaining 25% minority interest in HCH. HCH is a continental European derivatives clearing house based in Amsterdam and is the primary clearing house for The Order Machine ("TOM"), a multi-lateral trading facility for equity options. HCH is regulated and supervised in the Netherlands by the Authority for the Financial Markets and the Dutch Central Bank and is also EMIR authorized. ABN AMRO's 25% ownership has been recorded as “redeemable non-controlling interest” for $16 million in the accompanying consolidated balance sheet as of the December 2, 2014 acquisition date.
The HCH purchase price was allocated to the net tangible and identifiable intangible assets based on the fair value of those assets as of December 2, 2014. The preliminary net tangible and identifiable intangible assets acquired were $30 million, inclusive of preliminary intangible assets of $21 million. Preliminary identifiable intangible assets primarily consist of clearing licenses for $18 million, which have been assigned an indefinite useful life. The excess of the purchase price over the preliminary net tangible and identifiable intangible assets was $33 million and was recorded as goodwill and assigned to the futures reporting unit. We have not yet obtained all of the information related to the fair value of the acquired assets and liabilities related to the acquisition to finalize the purchase price allocation. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of the identifiable intangible assets, income taxes and certain other tangible assets and liabilities and the valuation of these items will be finalized during 2015.
True Office Acquisition
On October 31, 2014, we acquired 100% of True Office, a developer of interactive technology-driven training services for compliance and risk management, sales training, customer support and professional development. The True Office purchase price was allocated to the net tangible and identifiable intangible assets based on the fair value of those assets as of October 31, 2014. The preliminary net tangible and identifiable intangible assets acquired were $2 million, inclusive of preliminary intangible assets of $3 million primarily for developed technology, which have been assigned a five-year useful life. We have not yet obtained all of the information related to the fair value of the acquired assets and liabilities related to the acquisition to finalize the purchase price allocation. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of the identifiable intangible assets, income taxes and certain other tangible assets and liabilities and the valuation of these items will be finalized during 2015.
ICE Endex Acquisition
On March 26, 2013, we acquired 79% of the derivatives and spot business of the energy exchange formerly known as APX-ENDEX. Gasunie, a European natural gas infrastructure company and a former stockholder of APX-ENDEX, retained the remaining 21% stake. We renamed the acquired business ICE Endex and it is based on the derivatives and spot gas business of the former APX-ENDEX. ICE Endex offers a liquid, transparent and accessible continental European trading hub for natural gas and power derivatives, gas balancing markets and gas storage services. The trade execution and clearing of ICE Endex derivatives products transitioned to our trading platform and to ICE Clear Europe, respectively, on October 7, 2013. ICE Endex is based in Amsterdam and one of its subsidiaries retains a license to operate a regulated market in the Netherlands. ICE Endex expands our ability to serve participants in the continental European natural gas and power markets.
The ICE Endex purchase price was allocated to the net tangible and identifiable intangible assets based on the fair value of those assets as of March 26, 2013. The net tangible and identifiable intangible assets acquired were $43 million. We have recorded intangible assets of $52 million for exchange traded contracts, which have been assigned an indefinite useful life. The excess of the purchase price over the net tangible and identifiable intangible assets was $23 million and was recorded as goodwill and assigned to the futures reporting unit.

4.	Short-Term and Long-Term Restricted Cash and Investments
We own ICE Futures Europe, and in connection with the NYSE acquisition, LIFFE Administration and Management (“Liffe”), both of which operate as U.K. Recognized Investment Exchanges. As U.K. Recognized Investment Exchanges, ICE Futures Europe and Liffe are required by the Financial Conduct Authority in the United Kingdom to restrict the use of the equivalent of six months of operating expenditures, subject to certain deductions, in cash or cash equivalents or investments at all times. As of December 31, 2014 and 2013, this amount for ICE Futures Europe was $57 million and $37 million, respectively, and this amount for Liffe was $114 million for both periods. Such amounts are reflected as short-term restricted cash and investments in the accompanying consolidated balance sheets.
In November 2014, we completed the transition of Liffe’s contracts to ICE Futures Europe. While Liffe still has a regulated status, we expect to apply for a de-recognition order in 2015, which will result in the release of the $114 million in regulatory capital and an increase in our unrestricted cash and cash equivalents. At this time, we do not expect the regulatory capital at ICE Futures Europe to increase during 2015 from $57 million as this balance already takes into account the higher post-Liffe migration cost base.
As a U.K. Recognized Clearing House, ICE Clear Europe Limited ("ICE Clear Europe") is required by the Bank of England to restrict the use of the equivalent of six months of operating expenditures, subject to certain deductions, in cash or cash equivalents or investments at all times. As of December 31, 2014 and 2013, this amount for ICE Clear Europe was $87 million and $75 million, respectively, and such amounts are reflected as short-term restricted cash and investments in the accompanying consolidated balance sheets. The aggregate $32 million increase in the regulatory capital of ICE Futures Europe and ICE Clear Europe during the year ended December 31, 2014 was primarily due to additional costs incurred at these companies due to growth of these businesses.
Our Commodity Futures Trading Commission (“CFTC”) regulated U.S. Designated Contract Market ("DCM"), ICE Futures U.S., Inc. ("ICE Futures U.S."), and our CFTC regulated U.S. Derivatives Clearing Organizations ("DCOs"), ICE Clear U.S., Inc. ("ICE Clear U.S."), ICE Clear Europe, ICE Clear Credit LLC ("ICE Clear Credit") and The Clearing Corporation ("TCC"), are

required to maintain financial resources with a value at least equal to the amount that would cover certain operating costs for a one-year period, including maintaining cash or a committed line of credit, subject to certain deductions, to satisfy six months of such operating costs at all times. As of December 31, 2014 and 2013, the financial resources necessary to satisfy six months of such operating costs for our DCM and DCOs were $155 million and $154 million, respectively, in the aggregate, of which $114 million and $116 million, respectively, was satisfied by our revolving credit facility. A portion of such revolving credit facility is reserved for use by certain of our DCOs for liquidity purposes (Note 9). The remaining $41 million and $38 million as of December 31, 2014 and 2013, respectively, was recorded as short-term restricted cash and investments in the accompanying consolidated balance sheets.
Consistent with the other clearing houses that we own, ICE Clear Europe requires that each clearing member make deposits to a fund known as the guaranty fund. The amounts in the guaranty fund will serve to secure the obligations of a clearing member to ICE Clear Europe and may be used to cover losses in excess of the margin and clearing firm accounts sustained by ICE Clear Europe in the event of a default of a clearing member. ICE Clear Europe has committed $100 million of its own cash as part of its energy guaranty fund and this cash is reflected as long-term restricted cash in the accompanying consolidated balance sheets as of December 31, 2014 and 2013. We also contributed $50 million to the ICE Clear Credit guaranty fund and $28 million to the ICE Clear Europe CDS guaranty fund as of December 31, 2014, along with the contributions by clearing members. Our combined CDS guaranty fund contributions of $78 million and $60 million in cash as of December 31, 2014 and 2013, respectively, which is not available for general use by us, has been reflected as long-term restricted cash and investments in the accompanying consolidated balance sheets (Note 12).
In connection with ICE Clear U.S.’s election to be subject to Subpart C of the CFTC's regulation (which accordingly, permits recognition as a Qualified Central Counter Party ("QCCP")), we contributed $50 million to ICE Clear U.S.’s guaranty fund on January 1, 2014. The $50 million is reflected as long-term restricted cash and investments in the accompanying consolidated balance sheet as of December 31, 2014.
HCH, as a continental European derivatives clearing house, is regulated and supervised in the Netherlands by the Authority For the Financial Markets and the Dutch Central Bank and is required to maintain regulatory capital (Note 3). As of December 31, 2014, the regulatory capital for HCH was $12 million and is reflected as short-term restricted cash and investments in the accompanying consolidated balance sheet and our contribution to the guaranty fund of HCH was $24 million and is reflected as long-term restricted cash and investments.
As of December 31, 2014, there is $44 million of cash held as escrow for the SuperDerivatives acquisition that is reflected as long-term restricted cash and investments in the accompanying consolidated balance sheet as the escrow could be held for up to 18 months from the date of our acquisition.

5.	Short-Term and Long-Term Investments
Our short-term and long-term investments primarily consist of term deposits of $1.2 billion and available-for-sale securities. As of December 31, 2014, the term deposits and available-for-sale securities consisted of the following (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cetip equity securities	$324	$55	$—	$379
Term deposits	1,173	—	—	1,173
Mutual funds	27	—	—	27
Total term deposits and available-for-sale securities	$1,524	$55	$—	$1,579
As of December 31, 2013, available-for-sale securities consisted of the following (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cetip equity securities	$324	$—	$—	$324
U.S. Treasury securities	37	—	—	37
Mutual funds	33	—	—	33
Foreign exchange derivative contracts	4	—	—	4
Total available-for-sale securities	$398	$—	$—	$398

We acquired 31.6 million shares, or 12%, of the common stock of Cetip, S.A. (“Cetip”) for an aggregate consideration of $514 million in cash in July 2011. We account for our investment in Cetip as an available-for-sale investment and we classify it as a long-term investment in the accompanying consolidated balance sheets. As of December 31, 2014 and 2013, the fair value of the equity security investment was $379 million and $324 million, respectively. The balance as of December 31, 2014 includes an unrealized gain of $55 million. Our investment in Cetip was made in, and the shares are valued in, Brazilian reais. Changes in the fair value of available-for-sale securities are reflected in accumulated other comprehensive income, and include the effects of both stock price and foreign currency translation fluctuations. The unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. Realized gains and losses, and declines in value deemed to be other-than-temporary, are recognized in earnings.

During the year ended December 31, 2013, we recognized an impairment loss on our Cetip investment of $190 million, which was equal to the difference between the $324 million fair value as of December 31, 2013 and the original investment cost of $514 million. The $324 million fair value of the Cetip investment as of December 31, 2013 became the new cost basis of the investment and the new cost basis will not be adjusted for subsequent recoveries in fair value. The $190 million impairment loss was reclassified out of accumulated other comprehensive loss and was recognized in other expense in the accompanying consolidated statement of income for the year ended December 31, 2013.

The accumulated losses of $190 million as of December 31, 2013 included $162 million in foreign currency translation losses relating to the decrease in value of the Brazilian real relative to the U.S. dollar from the investment date in July 2011 through December 31, 2013 and by a $28 million decrease in the stock price of Cetip through December 31, 2013. Because the Cetip fair value as of December 31, 2013 had been below the original investment cost for an extended period of time and recovery of the accumulated losses relating to the foreign currency translation losses was not likely in the near term, we were required to record an other-than-temporary impairment charge as of December 31, 2013. Under U.S. GAAP, the impairment loss shall be recognized in earnings in an amount equal to the entire difference between the investment's cost and its fair value at the balance sheet date for which the assessment is made.

Upon closing of the Euronext IPO, we received €1.4 billion ($1.9 billion) in net cash proceeds. We elected to set aside sufficient euro-denominated cash from the proceeds to effectively pre-fund the maturity of the NYSE EUR Notes and the related final interest coupon payment, both due on June 30, 2015 (Note 9). In connection with this, in July 2014, we placed €969 million ($1.2 billion) of the cash proceeds from the Euronext IPO in term deposits at various banks each with a maturity date of June 25, 2015 to cover the €920 million ($1.1 billion) principal and the €49 million ($60 million) final interest coupon payment due on June 30, 2015. These deposits are classified as short-term investments in the accompanying consolidated balance sheet as of December 31, 2014.

Equity and fixed income mutual funds are held for the purpose of providing future payments for the supplemental executive savings plan and the supplemental executive retirement plan (Note 14) are classified as available-for-sale securities.

As of December 31, 2013, we were holding $100 million in U.S. Treasury securities, all of which had original maturities of less than one year from the date of purchase. Of these securities, $37 million were recorded as short-term investments and $63 million were recorded as short-term restricted cash and investments in the accompanying consolidated balance sheet as of December 31, 2013. As of December 31, 2014, we were holding $374 million in U.S. Treasury securities, all of which had original maturities of less than one year from the date of purchase. Of these securities, $159 million were recorded as cash and cash equivalents (all of which have original maturities of less than 90 days), $87 million were recorded as short-term restricted cash and investments and $128 million were recorded as long-term restricted cash and investments in the accompanying consolidated balance sheet as of December 31, 2014. We account for the U.S. Treasury securities held using the available-for-sale method.

After the IPO of Euronext on June 24, 2014, we held 4.2 million shares of Euronext common stock, representing 6% of the outstanding shares of Euronext, with an original cost of $114 million. Our investment in Euronext was recorded as an available-for-sale, long-term investment and was recorded in and was held in euros. On December 9, 2014, we sold the remaining 4.2 million shares of Euronext common stock for $118 million, and a realized net gain of $4 million was recognized in other income in the accompanying consolidated statement of income for the year ended December 31, 2014 (Note 16).

6.	Property and Equipment
Property and equipment consisted of the following as of December 31, 2014 and 2013 (in millions, except years):

	As of December 31,		Depreciation Period (Years)
	2014	2013
Software and internally developed software	$377	$280	1 to 3
Computer and network equipment	247	208	1 to 4
Land	138	167	N/A
Buildings and building improvements	150	118	2.5 to 40
Leasehold improvements	202	173	1 to 17
Equipment, aircraft and office furniture	187	229	1 to 15
	1,301	1,175
Less accumulated depreciation and amortization	(427)	(286)
Property and equipment, net	$874	$889
For the years ended December 31, 2014, 2013 and 2012, amortization of software and internally developed software was $44 million, $45 million and $37 million, respectively, and depreciation of all other property and equipment was $138 million, $40 million and $24 million, respectively. The unamortized software and internally developed software balances were $141 million and $102 million as of December 31, 2014 and 2013, respectively. In connection with the de-consolidation of Euronext and NYSE Technologies during 2014, $95 million and $12 million of gross property and equipment, and accumulated depreciation and amortization, respectively, was removed from the consolidated balance sheet (Note 16).

7.	Goodwill and Other Intangible Assets
The following is a summary of the activity in the goodwill balance for the years ended December 31, 2014 and 2013 (in millions):

Goodwill balance at January 1, 2013	$1,938
Acquisitions	7,231
Foreign currency translation	20
Goodwill balance at December 31, 2013	9,189
Acquisitions	461
Foreign currency translation	(43)
De-consolidation of Euronext and NYSE Technologies (Note 16)	(1,071)
Other activity, net	(1)
Goodwill balance at December 31, 2014	$8,535
The following is a summary of the activity in the other intangible assets balance for the years ended December 31, 2014 and 2013 (in millions):

Other intangible assets balance at January 1, 2013	$799
Acquisitions	8,570
Foreign currency translation	30
Amortization of other intangible assets	(76)
Other intangible assets balance at December 31, 2013	9,323
Acquisitions	125
Foreign currency translation	(38)
De-consolidation of Euronext and NYSE Technologies (Note 16)	(1,479)
Amortization of other intangible assets	(151)
Other intangible assets balance at December 31, 2014	$7,780

We completed the SuperDerivatives, SMX, HCH and True Office acquisitions and purchased certain patent rights during the year ended December 31, 2014, and completed the NYSE and ICE Endex acquisitions during the year ended December 31, 2013 (Note 3). The foreign currency translation adjustments in the tables above result from a portion of our goodwill and other intangible assets being held at our U.K., European, Singapore and Canadian subsidiaries, some of whose functional currencies are not the U.S. dollar.
Other intangible assets and the related accumulated amortization consisted of the following as of December 31, 2014 and 2013 (in millions, except years):

	As of December 31,		Useful Life (Years)
	2014	2013
Customer relationships	$1,254	$1,407	3 to 25
Russell licensing rights	184	184	10
Trading products with finite lives	262	262	20
Non-compete agreements	34	34	1 to 5
Technology	211	180	2.5 to 11
Other	19	11	1 to 5
	1,964	2,078
Less accumulated amortization	(568)	(406)
Total finite-lived intangible assets, net	1,396	1,672
Exchange registrations, licenses and contracts with indefinite lives	6,096	7,329
Trade names with indefinite lives	280	312
Other	8	10
Total indefinite-lived intangible assets	6,384	7,651
Total other intangible assets, net	$7,780	$9,323
For the years ended December 31, 2014, 2013 and 2012, amortization of other intangible assets was $151 million, $76 million and $69 million, respectively. Collectively, the remaining weighted average useful lives of the finite-lived intangible assets is 15.6 years as of December 31, 2014. We expect future amortization expense from the finite-lived intangible assets as of December 31, 2014 to be as follows (in millions):

2015	$152
2016	145
2017	107
2018	93
2019	85
Thereafter	814
$1,396

8.	Deferred Revenue

Deferred revenue represents consideration received that is yet to be recognized as revenue. Total deferred revenue was $136 million as of December 31, 2014, including $69 million in current deferred revenue and $67 million in non-current deferred revenue. See Note 2 for a description of our annual listing fee, original listing fee, other listing fee and market data fee revenues and the revenue recognition policy for each of these revenue streams. The changes in our deferred revenue during the years ended December 31, 2014 and 2013 are as follows (in millions):

	Annual Listing Fee Revenue	Original Listing Fee Revenues	Other Listing Fee Revenues	Market Data Fee and Other Revenues	Total
Deferred revenue balance at January 1, 2013	$—	$—	$—	$11	$11
Additions	29	7	3	61	100
Amortization	(29)	—	—	(16)	(45)
Deferred revenue balance at December 31, 2013	—	7	3	56	66
Additions	330	43	35	89	497
Amortization	(330)	(3)	(4)	(72)	(409)
De-consolidation of Euronext and NYSE Technologies (Note 16)	—	—	—	(18)	(18)
Deferred revenue balance at December 31, 2014	$—	$47	$34	$55	$136

As of December 31, 2014, we estimate that our deferred revenue will be recognized in the following years (in millions):

	Original Listing Fee Revenues	Other Listing Fee Revenues	Market Data Fee and Other Revenues	Total
2015	$6	$8	$55	$69
2016	6	8	—	14
2017	6	6	—	12
2018	6	5	—	11
2019	6	5	—	11
Thereafter	17	2	—	19
Total	$47	$34	$55	$136

9.	Debt

Our total debt, including short-term and long-term debt, consisted of the following as of December 31, 2014 and 2013 (in millions):

	As of December 31,
	2014	2013
Debt:
Commercial Paper	$905	$1,080
NYSE EUR Notes (5.375% senior unsecured notes due June 30, 2015)	1,137	—
2011 Credit Facilities - Term Loan Facility	—	55
Short-term debt	2,042	1,135
2018 Senior Notes (2.5% senior unsecured notes due October 15, 2018)	600	599
2023 Senior Notes (4.0% senior unsecured notes due October 15, 2023)	794	794
NYSE USD Notes (2.0% senior unsecured notes due October 5, 2017)	853	854
NYSE EUR Notes (5.375% senior unsecured notes due June 30, 2015)	—	1,353
2011 Credit Facilities - Term Loan Facility	—	323
Long term debt	2,247	3,923
Total debt	$4,289	$5,058
2014 Credit Facility
On April 3, 2014, ICE, as parent borrower, and our subsidiary ICE Europe Parent Limited, as subsidiary borrower, entered into a $3.0 billion senior unsecured revolving credit facility (the “2014 Credit Facility”) pursuant to a credit agreement with Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, issuing lender and swing line lender, Bank of America, N.A., as syndication agent, and the lenders party thereto. The 2014 Credit Facility includes an option for us to propose an increase in the aggregate amount by up to $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions.
The 2014 Credit Facility matures on April 3, 2019. Amounts borrowed under the 2014 Credit Facility may be prepaid at any time without premium or penalty. The 2014 Credit Facility provides for a $3.0 billion multi-currency revolving facility, with sub-limits for non-dollar borrowings, swing line borrowings and letters of credit. No amounts were outstanding under the 2014 Credit Facility as of December 31, 2014. Of the $3.0 billion that is available for borrowing under the 2014 Credit Facility, $905 million is required to back-stop the amount outstanding under our commercial paper program as of December 31, 2014 and $303 million is reserved for our clearing houses. The amount required to back stop the commercial paper program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $1.8 billion as of December 31, 2014 is available to us to use for working capital and general corporate purposes, and any portion of the revolving credit facility no longer necessary in the future to be reserved for the foregoing purposes will be available to us to use for working capital and general corporate purposes.
Borrowings under the 2014 Credit Facility will bear interest on the principal amount outstanding at either (a) LIBOR plus an applicable margin rate or (b) a “base rate” plus an applicable margin rate; provided, however, that all loans denominated in a foreign currency will bear interest at LIBOR plus an applicable margin rate. The “base rate” equals the higher of (i) Wells Fargo’s prime rate, (ii) the federal funds rate plus 0.50%, or (iii) the one month LIBOR rate plus 1.00%. The applicable margin rate is based upon our public long term debt ratings and ranges from 0.875% to 1.5% on LIBOR borrowings and from 0.00% to 0.50% on base rate borrowings.

The 2014 Credit Facility includes an unutilized revolving credit commitment fee that is equal to the unused maximum revolver amount, multiplied by an applicable commitment fee rate and is payable in arrears on a quarterly basis. The applicable commitment fee rate ranges from 0.080% to 0.200% and is determined based on our long term debt rating. As of December 31, 2014, the applicable commitment fee rate was 0.125% based on our current long term debt ratings.
Of the amounts available under the 2014 Credit Facility: (i) $150 million of such amounts has been reserved to provide liquidity or required financial resources for the operations of ICE Clear Europe, (ii) $100 million of such amounts has been reserved to provide liquidity or required financial resources for the operations of ICE Clear Credit, (iii) $50 million of such amounts has been reserved to provide liquidity or required financial resources for the operations of ICE Clear U.S., and (iv) $3 million of such amounts has been reserved to provide liquidity or required financial resources for the operations of ICE Clear Canada. From time to time, we may agree to provide additional liquidity to our subsidiaries to meet regulatory capital requirements, general corporate purposes or short term liquidity needs.
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
In October 2013, we borrowed $900 million under the Revolving Facility, of which $400 million was used to pay the cash portion of the purchase price for our acquisition of NYSE while the remaining $500 million was used to pay off the outstanding commercial paper obligations of NYSE, as well as to fund certain deal related fees and expenses (Note 3). In December 2013, we repaid the $900 million borrowed under the Revolving Facility with the proceeds from the issuance of commercial paper and with cash on hand.
In connection with us entering into the 2014 Credit Facility on April 3, 2014, the 2011 Credit Facilities were terminated and the $367 million outstanding under the Term Loan Facility (which had a stated interest rate of 2.0275%) was repaid through the issuance of new commercial paper. No amounts were outstanding under the Revolving Facility when it was terminated on April 3, 2014.
Private Senior Notes
Simultaneous with entering into the Credit Facilities in November 2011, we also entered into a note purchase agreement with various institutional investors providing for the sale of $400 million aggregate principal amount of senior notes, consisting of $200 million of our 4.13% Senior Notes, Tranche A, due November 9, 2018 and $200 million of our 4.69% Senior Notes, Tranche B, due November 9, 2021 (collectively, the “Private Senior Notes”).
In October 2013, following the issuance of the Senior Notes, we prepaid the $400 million aggregate principal amount of Private Senior Notes. In connection with the early payoff of the Private Senior Notes, we incurred $51 million in expenses relating to a $49 million pre-payment to the Private Senior Notes investors and an associated $2 million write off of the related debt issuance costs. The $51 million expense was recorded as other expense in the accompanying consolidated statement of income for the year ended December 31, 2013. To fund the prepayment of the Private Senior Notes and the associated pre-payment, we borrowed $450 million in October 2013 under the 364 Day Facility.
364 Day Facility
In July 2013, we entered into a $600 million 364 day senior unsecured revolving credit facility (the “364 Day Facility”). The 364 Day Facility was available for working capital and general corporate purposes. In October 2013, we borrowed $450 million under the 364 Day Facility to fund the prepayment of the Private Senior Notes. In December 2013, we repaid the $450 million borrowed under the 364 Day Facility with the proceeds from the issuance of commercial paper. In connection with us entering into the 2014 Credit Facility, the 364 Day Facility was terminated in April 2014, at which time no amounts were outstanding under the 364 Day Facility.
Senior Notes
In October 2013, we issued $600 million aggregate principal amount of 2.50% senior unsecured fixed rate notes due October 2018 (the “2018 Senior Notes”) and $800 million aggregate principal amount of 4.00% senior unsecured fixed rate notes due October 2023 (the “2023 Senior Notes”, together with the 2018 Senior Notes, the “Senior Notes”). We used the net proceeds from the Senior Notes offering to finance, together with cash on hand and $400 million borrowed in October 2013 under the Revolving Facility, the $2.7 billion cash portion of the purchase price of the acquisition of NYSE. The Senior Notes contain affirmative and negative covenants, including, but not limited to, certain redemption rights, limitations on liens and indebtedness, limitations on certain mergers, sales, dispositions and lease-back transactions.

NYSE Notes
In connection with the acquisition of NYSE, one of our subsidiaries assumed the outstanding NYSE debt instruments, which included $850 million of 2.0% senior unsecured fixed rate notes due in October 2017 (the “NYSE USD Notes”) and €920 million ($1.1 billion) of 5.375% senior unsecured fixed rate notes due in June 2015 (the “NYSE EUR Notes”, and together with the NYSE USD Notes, the "NYSE Notes").
Upon closing of the Euronext IPO, we received €1.4 billion ($1.9 billion) in net cash proceeds. We elected to set aside sufficient euro-denominated cash from the proceeds to effectively pre-fund the maturity of the NYSE EUR Notes and the related final interest coupon payment, both due on June 30, 2015. In connection with this, in July 2014, we placed €969 million ($1.2 billion) of the cash proceeds from the Euronext IPO in term deposits at various banks each with a maturity date of June 25, 2015 to cover the €920 million ($1.1 billion) principal and the €49 million ($60 million) final interest coupon payment due on June 30, 2015. These deposits are classified as short-term investments in the accompanying consolidated balance sheet as of December 31, 2014. The balance of the cash proceeds received in connection with the Euronext IPO were converted to U.S. dollars and used to repay outstanding commercial paper.
In accordance with purchase accounting, we recorded the NYSE Notes at fair value on the November 13, 2013 acquisition date. Based on public debt prices, as of this date, the NYSE USD Notes had a fair value of $854 million (an increase of $4 million from its November 13, 2013 face value) and the NYSE EUR Notes had a fair value of $1.3 billion (an increase of $89 million from its November 13, 2013 face value). The increase in the carrying amount of the NYSE Notes to record them at fair value is amortized as a reduction to the interest expense recorded by us in the consolidated statements of income over the remaining maturities of the NYSE Notes. During the years ended December 31, 2014 and 2013, the amortization of the increase in the fair value of the NYSE Notes was $55 million and $7 million, respectively.
The terms of the bonds do not contain any financial covenants. The bonds may be redeemed by us or the bond holders under certain customary circumstances, including a change in control accompanied by a downgrade of the bonds below an investment grade rating. The terms of the bonds also provide for customary events of default and a negative pledge covenant.
Commercial Paper Program
In December 2013, we entered into a U.S. dollar commercial paper program (the “Commercial Paper Program”). The Commercial Paper Program is currently backed by the borrowing capacity available under the 2014 Credit Facility, equal to the amount of the commercial paper that is issued and outstanding at any given point in time. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (such as USD LIBOR). The fluctuation of these rates due to market conditions may impact our interest expense.
We used the net proceeds from the notes issued under the Commercial Paper Program, along with cash on hand, to repay the $900 million borrowed under the Revolving Facility and the $450 million borrowed under the 364 Day Facility during the year ended December 31, 2013. We used net proceeds from notes issued under the Commercial Paper Program during the year ended December 31, 2014 to repay the $367 million that was outstanding under the Term Loan Facility upon termination of the Term Loan Facility in April 2014, to fund certain of our acquisitions (Note 3), and to repurchase our common stock during the year ended December 31, 2014 (Note 10). We repaid a portion of the amounts outstanding under the Commercial Paper Program during the year ended December 31, 2014 using a combination of the cash proceeds received from the IPO and sale of Euronext, the sale of NYSE Technologies (Note 16) and cash flows from operations.
Commercial paper notes of $905 million with original maturities ranging from 2 to 82 days were outstanding as of December 31, 2014 under the Commercial Paper Program. As of December 31, 2014, the weighted average interest rate on the $905 million outstanding under the Commercial Paper Program was 0.26% per annum, with a weighted average maturity of 24 days. Commercial paper notes of $1.1 billion with original maturities ranging from 1 to 97 days were outstanding as of December 31, 2013 under the Commercial Paper Program. As of December 31, 2013, the weighted average interest rate on the $1.1 billion outstanding under the Commercial Paper Program was 0.28% per annum, with a weighted average maturity of 33 days.

Debt Repayment Schedule
As of December 31, 2014, the outstanding debt repayment schedule is as follows (in millions):

2015	$2,018
2016	—
2017	850
2018	600
2019	—
Thereafter	800
Principal amounts repayable	4,268
Unamortized balance of fair value adjustments and discounts on bonds, net	21
Total debt outstanding	$4,289

10.	Equity
We currently sponsor employee and director stock option and restricted stock plans. Employee and director stock-based compensation expenses and the related income tax benefit recognized for both stock options and restricted stock in the accompanying consolidated statements of income for the year ended December 31, 2014 was $82 million and $28 million, respectively, was $56 million and $17 million, respectively, for the year ended December 31, 2013, and was $52 million and $16 million, respectively, for the year ended December 31, 2012. The amount expensed for the years ended December 31, 2014, 2013 and 2012 is net of $7 million, $7 million and $6 million, respectively, of stock-based compensation that was capitalized as software development costs.
During the years ended December 31, 2014, 2013 and 2012, we recognized excess tax benefits of $26 million, $8 million and $9 million, respectively, as an increase to the additional paid-in capital balance. Of that amount, $26 million, $8 million and $9 million for the years ended December 31, 2014, 2013 and 2012, respectively, were qualifying excess tax benefits that are eligible to absorb future write-offs, if any, of unrealized deferred tax assets related to stock options. The $26 million, $8 million and $9 million are reported as financing cash flows in the accompanying consolidated statements of cash flows for the years ended December 31, 2014, 2013 and 2012, respectively. Regarding the ordering of tax benefits to determine whether an excess tax benefit is realized, as well as to measure that excess tax benefit, we follow applicable tax laws and disregard indirect effects of the excess tax benefit.
In connection with the acquisition of NYSE, we assumed the obligations of the Intercontinental Exchange Holdings, Inc. and NYSE employee and director equity plans. As of December 31, 2014, we had 4.4 million shares in total under various equity plans that are available for future issuance of our stock option and restricted stock awards.
Stock Option Plans
Stock options are granted at the discretion of the compensation committee of the board of directors. All stock options are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant as well as certain other assumptions. The fair value of the stock options on the date of grant is recognized as expense ratably over the vesting period, net of estimated forfeitures. We may grant, under provisions of the plans, both incentive stock options and nonqualified stock options. The options generally vest over three years, but can vest at different intervals based on the compensation committee’s determination. Generally, options may be exercised up to ten years after the date of grant, but expire either 14 or 60 days after termination of employment. The shares of common stock issued under our stock option plans are made available from authorized and unissued common stock or treasury shares. The following is a summary of stock options for the years ended December 31, 2014, 2013 and 2012, which includes 3,644 stock options issued in connection with the NYSE acquisition:

	Number of Options	Weighted Average Exercise Price per Option
Outstanding at January 1, 2012	1,045,744	$72.34
Granted	102,657	112.15
Exercised	(211,030)	34.57
Forfeited	(3,418)	109.68
Outstanding at December 31, 2012	933,953	85.07
Granted	152,361	127.21
Exercised	(213,967)	62.67
Outstanding at December 31, 2013	872,347	97.92
Granted	154,202	206.87
Exercised	(260,119)	51.86
Outstanding at December 31, 2014	766,430	135.53

Details of stock options outstanding as of December 31, 2014 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Vested or expected to vest	766,430	$135.53	6.1	$64
Exercisable	561,844	$116.64	5.1	$58
The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 were $39 million, $24 million and $20 million, respectively. As of December 31, 2014, there were $6 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.7 years as the stock options vest.
Of the options outstanding at December 31, 2014, 561,844 were exercisable at a weighted-average exercise price of $116.64. Of the options outstanding at December 31, 2013, 689,046 were exercisable at a weighted-average exercise price of $90.43. Of the options outstanding at December 31, 2012, 794,264 were exercisable at a weighted-average exercise price of $80.29.
We use the Black-Scholes option pricing model for purposes of valuing stock option awards. During the years ended December 31, 2014, 2013 and 2012, we used the weighted-average assumptions in the table below to compute the value of all options for shares of common stock granted to employees:

	Year Ended December 31,
Assumptions	2014	2013	2012
Risk-free interest rate	1.23%	0.53%	0.57%
Expected life in years	5.0	4.0	4.0
Expected volatility	27%	37%	42%
Expected dividend yield	1.26%	0%	0%
Estimated weighted-average fair value of options granted per share	$45.23	$38.41	$36.96
The risk-free interest rate is based on the zero-coupon U.S. Treasury yield curve in effect at the time of grant. The expected life computation is derived from historical exercise patterns and anticipated future patterns. Expected volatilities are based on historical volatility of our stock. In 2012 and 2013, expected dividend yields were 0% since prior to the November 2013 acquisition of NYSE, we had not contemplated paying dividends. Our current dividend policy will impact the expected dividend yield on all stock options granted post-acquisition.
Restricted Stock Plans
Restricted stock units are granted at the discretion of the compensation committee of the board of directors. Excluding our restricted stock issued in connection with the NYSE acquisition in 2013, discussed below, we granted 560,380, 586,317 and 493,922 time-based and performance-based restricted stock units during the years ended December 31, 2014, 2013 and 2012, respectively, including 385,897, 249,670 and 295,615 time-based restricted stock units during the years ended December 31, 2014, 2013 and 2012, respectively. The grant date fair value of each award is based on the closing stock price at the date of grant. The fair value of the time-

based restricted stock units on the date of grant is recognized as expense ratably over the vesting period, which is typically three years, net of forfeitures. Granted but unvested shares are generally forfeited upon termination of employment. When restricted stock is forfeited, compensation costs previously recognized for unvested shares are reversed. Until the shares vest and are issued, the participants have no voting or dividend rights and the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Following the NYSE acquisition and in connection with our dividend declaration policy, unvested restricted stock is now subject to earn dividend equivalents which are paid in cash on the vesting date.
We recognize compensation costs, net of forfeitures, using an accelerated attribution method over the vesting period for awards with performance conditions. Compensation costs for such awards are recognized only if it is probable that the condition will be satisfied. If we initially determine that it is not probable that the performance condition will be satisfied and later determine that it is probable that the performance condition will be satisfied, or vice versa, the effect of the change in estimate is accounted for in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate. We recognize the remaining compensation costs over the remaining vesting period. Our compensation committee, pursuant to the terms of the equity plans and the authority delegated to it by our board of directors, can make equitable adjustments to the performance condition in recognition of unusual or non-recurring events.
In January 2015, we reserved a maximum of 429,468 restricted shares for potential issuance as performance-based restricted shares to certain of our employees. The number of shares that will ultimately be granted under the performance awards will be based on our actual financial performance as compared to financial performance targets set by our board of directors and compensation committee for the year ending December 31, 2015. These restricted shares are also subject to a market condition that could reduce the number of shares that are ultimately granted. The reduction would occur if our 2015 total shareholder return falls below the 2015 return of the S&P 500 Index and we achieve an above “target” financial performance level threshold. If our 2015 total shareholder return were to fall below the 2015 return of the S&P 500 Index, the reduction would be either 10% or 20% of the number of shares granted, depending on the difference in the aforementioned returns (the "market condition").
The grant date of this award was January 20, 2015, which was the date when we and our employees reached a mutual understanding of award terms. January 20, 2015 is also the service inception date as that is the date when the requisite service period began. The maximum compensation expense to be recognized under these performance-based restricted shares is $86 million if the maximum financial performance target is met and all 429,468 shares vest. The compensation expense to be recognized under these performance-based restricted shares will be $43 million if the target financial performance is met, which would result in 214,734 shares vesting. We will recognize expense on an accelerated basis over the three-year vesting period based on our quarterly assessment of the probable 2015 actual financial performance as compared to the 2015 financial performance targets. If the market condition is not achieved, compensation cost will not be affected since the grant date fair value of the award gave consideration to the probability of market condition achievement.
In February 2014, we reserved a maximum of 351,310 restricted shares for potential issuance as performance-based restricted shares for certain of our employees. These restricted shares were subject to a market condition that could have reduced the number of shares that were granted if our 2014 total shareholder return fell below that of the 2014 return of the S&P 500 Index and if we achieved a “target” financial performance level or above. Our total shareholder return for the year ended December 31, 2014 was lower than the 2014 return of the S&P 500 Index, but we achieved slightly below the “target” financial performance level based on our actual 2014 financial performance compared to our financial performance level thresholds. Therefore, no additional share reduction was taken. Based on our actual 2014 financial performance as compared to the 2014 financial performance targets, 159,177 restricted shares were granted, which resulted in $33 million in compensation expenses that will be expensed over the three-year accelerated vesting period, including $17 million that was expensed during the year ended December 31, 2014.
During the fourth quarter of 2013, we reserved a maximum of 154,912 restricted shares for potential issuance as performance-based restricted shares for certain of our employees. The number of shares granted under the performance awards will be based on our actual financial performance as compared to financial performance targets set by our board of directors and compensation committee for the three years ending December 31, 2016. The maximum compensation expense to be recognized under these performance-based restricted shares is $31 million if the maximum financial performance target is met and 154,912 shares vest. The compensation expense to be recognized under these performance-based restricted shares will be $30 million if the target financial performance is met and 147,535 shares vest. We will recognize expense on a straight-line basis over the three-year vesting period based on our quarterly assessment of the probable three-year actual financial performance as compared to the financial performance targets. Through December 31, 2014, we determined that it is probable that the target financial performance will be met, and based on this assessment, we recorded non-cash compensation expense of $9 million for the year ended December 31, 2014.
The grant date fair values of the awards with a market condition were estimated based on our stock price on the grant date, the valuation of historical awards with market conditions, the relatively low likelihood that the market condition will affect the number of shares granted (as the market condition only affects shares granted in excess of certain financial performance targets), and our expectation of achieving the financial performance targets. The grant date fair value of the awards, when considering the impact of the market condition on fair value, was determined to not be materially different from our stock price on the respective grant dates.

We assumed the NYSE equity plans, including certain unvested restricted stock awards of NYSE into our stock award plans as of the date of the NYSE acquisition in November 2013. As a result, we exchanged our restricted stock for NYSE restricted stock. We issued 239,488 unvested time-based restricted stock awards to NYSE employees and will recognize non-cash compensation expense on a straight-line basis as the awards vest based on the fair value of the awards on the consummation date of the transaction. These 239,488 restricted stock shares issued are included in the table below as being granted during the year ended December 31, 2013, at a weighted average grant-date fair value of $197.80 per share.
Restricted shares are used as an incentive to attract and retain qualified employees and to increase shareholder returns with actual performance-based awards based on enhanced shareholder value. Our equity plans include a change in control provision that may accelerate vesting on both the time-based and performance-based restricted shares if the awards are not assumed by an acquirer in the case of a change in control. The following is a summary of the nonvested restricted shares under all plans discussed above for the years ended December 31, 2014, 2013 and 2012:

	Number of Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested at January 1, 2012	834,855	$107.80
Granted	497,161	115.03
Vested	(411,826)	104.43
Forfeited	(42,104)	112.59
Nonvested at December 31, 2012	878,086	113.25
Granted	825,919	164.24
Vested	(426,025)	113.02
Forfeited	(43,428)	125.81
Nonvested at December 31, 2013	1,234,552	147.00
Granted	560,380	204.92
Vested	(655,292)	146.14
Forfeited	(68,645)	162.83
Nonvested at December 31, 2014	1,070,995	176.82
Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance-based shares have been adjusted to reflect the actual shares to be issued based on the achievement of past performance targets. As of December 31, 2014, there were $98 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted-average period of 2 years as the restricted stock vests. During the years ended December 31, 2014, 2013 and 2012, the total fair value of restricted stock vested under all restricted stock plans was $138 million, $62 million and $51 million, respectively.
Treasury Stock
During the years ended December 31, 2014, 2013 and 2012, we received 240,676 shares, 430,677 shares and 154,242 shares, respectively, of common stock from certain of our employees related to tax withholdings made by us on our employee’s behalf for restricted stock and stock option exercises. We recorded the receipt of the shares as treasury stock. Treasury stock activity is presented in the accompanying consolidated statements of changes in equity, accumulated other comprehensive income (loss) and redeemable non-controlling interest.
In connection with the acquisition of NYSE on November 13, 2013, all shares of common stock held by Intercontinental Exchange Holdings, Inc. immediately prior to the acquisition as treasury shares were canceled and extinguished and no consideration was delivered for the treasury shares. Therefore, on November 13, 2013, 7,560,480 treasury stock shares were retired. In connection with the retirement, of the $741 million value assigned to the treasury stock shares, $541 million was allocated to additional paid-in capital and $200 million was allocated to retained earnings. The amount allocated to additional paid-in capital was determined based on the paid-in capital per share generated from the historical issuances of these treasury shares.
Stock Repurchase Program
During the years ended December 31, 2014 and 2012, we repurchased 3,231,484 shares and 416,858 shares, respectively, of our outstanding common stock at a cost of $645 million and $53 million, respectively. These repurchases were completed under a stock repurchase plan authorized by our board of directors. The shares repurchased are held in treasury stock. We did not repurchase any shares during the year ended December 31, 2013. As of December 31, 2014, the remaining board authorization permits repurchases of up to $405 million of our common stock with no fixed expiration date.
In September 2014, we entered into a Rule 10b5-1 trading plan permitting open market repurchases of our common stock based on certain parameters described in the trading plan. We expect to fund any remaining share repurchases with a combination of cash on hand, future cash flows and by borrowing under our credit facilities and the Commercial Paper Program. The timing and extent of any future repurchases that are not made pursuant to the trading plan under Rule 10b5-1 are at our discretion and will depend upon market conditions, amount authorized by our board of directors, our stock price, our target debt ratio and corporate debt rating, and our strategic growth initiatives at that time. We may discontinue the stock repurchases at any time or may enter into a new Rule 10b5-1 trading plan in the future. In addition, our board of directors may increase or decrease the amount of capacity we have for repurchases from time to time.

11.	Income Taxes
Income from continuing operations before income taxes and the income tax provision consisted of the following for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Year Ended December 31,
	2014	2013	2012
Income from continuing operations before income taxes
Domestic	$623	$81	$233
Foreign	784	423	557
	$1,407	$504	$790
Income tax provision
Current tax expense:
Federal	$151	$57	$89
State	61	25	29
Foreign	169	137	134
	381	219	252
Deferred tax expense (benefit):
Federal	39	(20)	(18)
State	(20)	(5)	1
Foreign	2	(10)	(7)
	21	(35)	(24)
Total income tax expense	$402	$184	$228
A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Year Ended December 31,
	2014	2013	2012
Statutory federal income tax rate	35%	35%	35%
State and local income taxes, net of federal benefit	3	2	2
Foreign tax rate differential	(7)	(10)	(8)
Cetip investment impairment loss	—	9	—
Other	(2)	1	—
Total provision for income taxes	29%	37%	29%
The effective tax rates for the years ended December 31, 2014 and 2012 are lower than the federal statutory rate primarily due to the favorable foreign tax rate differential, partially offset by state income taxes. The effective tax rate for the year ended December 31, 2013 is higher than the statutory federal rate primarily due to the non-tax deductible impairment loss on the Cetip investment (Note 5) along with state income taxes and other items. Other items are primarily driven by non-tax deductible transaction costs relating to the NYSE acquisition.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of our deferred tax liabilities and assets as of December 31, 2014 and 2013 (in millions):

	December 31,
	2014	2013
Deferred tax assets:
Deferred and stock-based compensation	$168	$177
Pension	111	80
Liability reserve	70	68
Tax credits	11	14
Loss carryforward	156	174
Deferred revenue	32	35
Other	28	9
Total	576	557
Valuation allowance	(75)	(95)
Total deferred tax assets, net of valuation allowance	501	462
Deferred tax liabilities:
Property and equipment	(32)	(16)
Acquired intangibles	(2,424)	(2,954)
Unrealized market gains/losses	(58)	(55)
Other	—	(43)
Total deferred tax liabilities	(2,514)	(3,068)
Net deferred tax liabilities	$(2,013)	$(2,606)
Reported as:
Net current deferred tax liabilities	$(90)	$(14)
Net non-current deferred tax assets	15	2
Net non-current deferred tax liabilities	(1,938)	(2,594)
Net deferred tax liabilities	$(2,013)	$(2,606)
A reconciliation of the beginning and ending amount of deferred income tax valuation allowance is as follows for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Year Ended December 31,
	2014	2013	2012
Beginning balance of deferred income tax valuation allowance	$95	$11	$16
Increases charged to income tax expense	—	—	5
Charges against goodwill	—	84	—
Decreases	(20)	—	(10)
Ending balance of deferred income tax valuation allowance	$75	$95	$11
We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that it is more likely than not that some or all of the deferred tax assets will not be realized. We recorded a valuation allowance for deferred tax assets of $75 million and $95 million as of December 31, 2014 and 2013, respectively. Increases charged to income tax expense in the table above relate to state research and development tax credits and loss carryforwards that we do not expect to be realizable in future periods. Increases charged against goodwill in the table above relate to loss carryforwards acquired that we do not expect to be realizable in future periods. Decreases in the table above relate to net operating loss carryforwards that we determined would be available to offset income in future periods. The decreases in the year ended December 31, 2012 include the write-off of state research and development tax credit assets against valuation allowances that only have a remote likelihood to be utilized.
Our non-U.S. subsidiaries had $2.2 billion in cumulative undistributed earnings as of December 31, 2014. This amount represents the post-income tax earnings under U.S. GAAP adjusted for previously taxed income. The earnings from our non-U.S. subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability is not practicable. Any future distribution by way of dividend of these non-U.S. earnings may subject us to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to various non-U.S. countries.

As of December 31, 2014 and 2013, we have gross U.S. federal net operating loss carryforwards of $126 million and $109 million, respectively, and gross state and local net operating loss carryforwards of $611 million and $775 million, respectively. These carryforwards are available to offset future taxable income until they begin to expire in 2018. In addition, as of December 31, 2014, we have gross foreign net operating loss carryforwards of $77 million related primarily to net operating loss carryforwards acquired which have an indefinite life. As of December 31, 2013, we have gross foreign net operating loss carryforwards of $152 million also related primarily to net operating loss carryforwards acquired which are not expected to be utilized against future taxable income.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Year Ended December 31,
	2014	2013	2012
Beginning balance of unrecognized tax benefits	$228	$34	$28
Additions related to acquisitions	—	161	—
Additions based on tax positions taken in current year	33	38	6
Additions based on tax positions taken in prior years	1	5	5
Reductions related to divestitures (Euronext IPO)	(104)	—	—
Reductions based on tax positions taken in prior years	(3)	(1)	(2)
Reductions resulting from statute of limitation lapses	(2)	(3)	(2)
Reductions related to settlements with taxing authorities	(8)	(6)	(1)
Ending balance of unrecognized tax benefits	$145	$228	$34
As of December 31, 2014 and 2013, the balance of unrecognized tax benefits which would, if recognized, affect our effective tax rate was $106 million and $193 million, respectively. It is reasonably possible, as a result of settlements of ongoing audits or statute of limitations expirations, unrecognized tax benefits could increase as much as $17 million and decrease as much as $61 million within the next twelve months. Of the $145 million in unrecognized tax benefits as of December 31, 2014, $129 million is recorded as other non-current liabilities and $16 million is recorded as other current liabilities in the accompanying consolidated balance sheet.
We recognize interest accrued on income tax uncertainties and accrued penalties as a component of income tax expense. For the years ended December 31, 2014, 2013 and 2012, we recognized $4 million, $3 million and $2 million, respectively, of income tax expense for interest and penalties. Accrued interest and penalties were $45 million and $39 million as of December 31, 2014 and 2013, respectively.
We or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The following table summarizes open tax years by major jurisdiction:

Jurisdiction	Open Tax Years
U.S. Federal	2009 - 2014
U.S. States	2006 - 2014
United Kingdom	2011 - 2014
Netherlands	2010 - 2014
Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, including interest and penalties, have been provided for any adjustments expected to result from open years.

12.	Clearing Organizations
We currently own or operate seven regulated central counterparty clearing houses for the settlement and clearance of derivative contracts. The seven clearing houses include ICE Clear Europe, ICE Clear U.S., ICE Clear Canada, Inc. (“ICE Clear Canada”), ICE Clear Credit, HCH, TCC and ICE Clear Singapore. ICE Clear Europe performs the clearing and settlement for all futures and options contracts traded through ICE Futures Europe and ICE Endex, for CDS contracts submitted for clearing in Europe, for energy futures and options contracts trading through ICE Futures U.S. and beginning July 1, 2013, for London-based derivatives contracts traded through Liffe. ICE Clear U.S. performs the clearing and settlement of agricultural and financial futures and options contracts traded through ICE Futures U.S. and ICE Clear Canada performs the clearing and settlement for all futures and options contracts traded through ICE Futures Canada. ICE Clear Credit performs the clearing and settlement for CDS contracts submitted for clearing in North America. HCH offers clearing for TOM (Note 3). TCC offers clearing services for ICE Futures U.S., which may include mini-sized, financially settled versions of current ICE Futures U.S. contracts. ICE Clear U.S., ICE Clear Europe, ICE Clear Canada, ICE Clear

Credit, HCH and TCC are referred to herein collectively as the “ICE Clearing Houses”. ICE Clear Singapore is not yet operational due to the transition to our technology that is underway that is scheduled to be completed in the first half of 2015 (Note 3).
Each of the ICE Clearing Houses requires all clearing members to maintain cash on deposit or pledge certain assets, which may include government obligations, letters of credit or gold to guarantee performance on the clearing members’ open positions. Such amounts in total are known as “original margin.” The ICE Clearing Houses may make intraday original margin calls in circumstances where market conditions require additional protection. The daily profits and losses from and to the ICE Clearing Houses in respect of marking to market open contracts is known as “variation margin”. The ICE Clearing Houses mark all outstanding contracts to market, and therefore pay and collect variation margin, at least once daily, and in some cases multiple times throughout the day. Marking-to-market allows the ICE Clearing Houses to identify any clearing members that may be unable to satisfy the financial obligations resulting from changes in the prices of their open contracts before those financial obligations become exceptionally large and jeopardize the ability of the ICE Clearing Houses to ensure financial performance of clearing members’ open positions.
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
Each of the ICE Clearing Houses has equal and offsetting claims to and from their respective clearing members on opposite sides of each cleared contract. This arrangement allows the ICE Clearing Houses to serve as the central financial counterparty on every cleared contract. Each ICE Clearing House bears financial counterparty credit risk in the event that market movements create conditions that lead to its clearing members failing to meet their financial obligations to that ICE Clearing House. Accordingly, the ICE Clearing Houses account for this central counterparty guarantee as a performance guarantee. Given that each contract is margined and marked or settled on at least a daily basis for each clearing member, the ICE Clearing Houses’ maximum estimated exposure for this guarantee, excluding the effects of original and variation margin requirements and mandatory deposits to the applicable Guaranty Fund by clearing members, is $65.3 billion as of December 31, 2014, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one day movement in pricing of the underlying unsettled contracts. This amount is based on calculations determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than the amount estimated by the ICE Clearing Houses. The net notional value of unsettled contracts was $2.6 trillion as of December 31, 2014. We performed calculations to determine the fair value of our counterparty performance guarantee taking into consideration factors such as daily settlement of contracts, margining requirements, other elements of our risk management program, historical evidence of default payments, and estimated probability of potential default payouts by the ICE Clearing Houses. Based on these analyses, the estimated counterparty performance guaranty liability was determined to be nominal and no liability was recorded as of December 31, 2014 and 2013.
The ICE Clearing Houses seek to reduce their exposure through a risk management program that includes initial and ongoing financial standards for clearing member admission and continued membership, original and variation margin requirements, and mandatory deposits to the Guaranty Fund. The amounts that the clearing members are required to maintain in the original margin and Guaranty Fund accounts are determined by standardized parameters established by the margin or risk committees, risk management departments and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time. As of December 31, 2014 and 2013, the ICE Clearing Houses have received or have been pledged $77.0 billion and $68.2 billion, respectively, in cash and non-cash collateral in original margin and Guaranty Fund deposits to cover price movements of underlying contracts. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations up to the limits established under the respective rules of each ICE Clearing House.
Should a particular clearing member fail to deposit original margin, or to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate or hedge the clearing member’s open positions and use the clearing member’s margin and Guaranty Fund deposits to make up the amount owed. In the event that those deposits are not sufficient to pay the amount owed in full, the ICE Clearing Houses may utilize the respective Guaranty Fund deposits of their respective clearing members on a pro-rata basis for that purpose. We have contributed $128 million, $50 million and $50 million to the ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. Guaranty Funds, respectively, as of December 31, 2014, and such amounts are at risk and could be used in the event of a clearing member default where the amount of the defaulting clearing member’s original margin and Guaranty Fund deposits are insufficient. The $228 million combined contributions as of December 31, 2014 are included in long-term restricted cash in the accompanying consolidated balance sheet (Note 4).

For ICE Clear Europe, if a futures and options clearing member’s deposits are depleted and a default occurs, then a $100 million contribution made by us to ICE Clear Europe would be utilized. The $100 million is solely available in the event of an ICE Clear Europe futures and options clearing member default, and $50 million of the $100 million will be utilized after the available funds of the defaulting member but before all other amounts within the ICE Clear Europe futures and options Guaranty Fund. If additional cash is required to settle positions, the remaining $50 million will be called pro rata along with other non-defaulting ICE Clear Europe futures and options clearing members’ deposits in the ICE Clear Europe options and futures Guaranty Fund.
We have contributed $50 million to the ICE Clear Credit Guaranty Fund and $28 million to the ICE Clear Europe CDS Guaranty Fund as of December 31, 2014. We are obligated to contribute an additional $22 million to the ICE Clear Europe CDS guaranty fund as of October 7, 2015, two years from the from the launch of CDS client clearing at ICE Clear Europe. The first $25 million contributed to each of the ICE Clear Credit Guaranty Fund and ICE Clear Europe CDS Guaranty Fund will be utilized after the available funds of the defaulting CDS clearing member but before all other amounts within the Guaranty Funds. The additional $25 million, to the extent required to be contributed at such time, contributed to each of the ICE Clear Credit Guaranty Fund and ICE Clear Europe CDS Guaranty Funds will be utilized pro-rata along with other non-defaulting CDS clearing members’ deposits in the respective Guaranty Funds.
In connection with ICE Clear U.S.’s election to be subject to Subpart C of the CFTC's regulation, we contributed $50 million to ICE Clear U.S.’s Guaranty Fund on January 1, 2014. Of the $50 million contribution, which is included in long-term restricted cash, $25 million is available on a priority basis in the event a clearing member defaults and ICE Clear U.S. has utilized all such clearing member’s other default resources to settle the position. This amount will then be used to settle the position before other funds in the Guaranty Fund are used. If additional cash is still required to settle the positions, then the remaining $25 million of our contribution will be utilized pro-rata along with the other non-defaulting ICE Clear U.S. clearing members’ deposits in the Guaranty Fund.
As of December 31, 2014, original margin and Guaranty Fund cash deposits are as follows for the ICE Clearing Houses (in millions):

	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	HCH and TCC	Total
Original margin	$4,285	$23,291	$39	$14,056	$3	$41,674
Guaranty Fund	290	3,048	11	2,408	27	5,784
Total	$4,575	$26,339	$50	$16,464	$30	$47,458
As of December 31, 2013, original margin and Guaranty Fund cash deposits are as follows for the ICE Clearing Houses (in millions):

	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	TCC	Total
Original margin	$1,642	$22,007	$61	$13,274	$—	$36,984
Guaranty Fund	242	2,542	11	2,434	3	5,232
Total	$1,884	$24,549	$72	$15,708	$3	$42,216
We have recorded these cash deposits in the accompanying consolidated balance sheets as current assets with corresponding current liabilities to the clearing members of the relevant ICE Clearing House. All cash, securities and letters of credit are available only to meet the financial obligations of that clearing member to the relevant ICE Clearing House. ICE Clear U.S., ICE Clear Europe, ICE Clear Canada, ICE Clear Credit and TCC are separate legal entities and are not subject to the liabilities of the other ICE Clearing Houses or the obligations of the members of the other ICE Clearing Houses. The amount of these cash deposits may fluctuate due to the types of margin collateral choices available to clearing members and the change in the amount of deposits required. As a result, these assets and corresponding liabilities may vary significantly over time.
Of the $16.5 billion of ICE Clear Credit cash deposits as of December 31, 2014, $12.0 billion represent funds invested under reverse repurchase agreements with several counterparty banks, which are all large commercial financial institutions. Under these arrangements, ICE Clear Credit purchases U.S. Treasury securities and other U.S. securities and the various counterparties agree to repurchase the instruments the following business day at a set price, plus interest. The remaining $4.5 billion in ICE Clear Credit cash deposits represent primarily euro cash in demand deposit accounts at large, highly-rated financial institutions.
Of the $26.3 billion of ICE Clear Europe cash deposits as of December 31, 2014, which are primarily held in U.S. dollars, euros and pounds sterling, $7.0 billion relates to futures and options products and $19.3 billion relates to cleared OTC European CDS instruments. ICE Clear Europe offers a separate clearing platform, risk model and risk pool for futures and options products, which includes the Liffe products, that is distinct from those associated with cleared OTC European CDS instruments.
Of the $26.3 billion of ICE Clear Europe cash deposits as of December 31, 2014, $19.4 billion represent funds invested under reverse repurchase agreements through two third party investment and custody agents, with several different counterparty banks, some of which are also our clearing members and are large commercial financial institutions, and $6.7 billion represent funds invested directly in sovereign debt. Under these arrangements, ICE Clear Europe primarily purchases U.S. Treasury securities and certain sovereign debt obligations from the seven largest industrialized nations, and the various counterparties agree to repurchase the instruments on the set repurchase date at the set repurchase price, plus interest. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments and repurchase agreements. The remaining cash deposits at the ICE Clearing Houses are held in demand deposit accounts at large, highly rated financial institutions and directly in U.S. Treasury securities with original maturities of less than 12 months.
In addition to the cash deposits for original margin and the Guaranty Fund, the ICE Clearing Houses have also received other assets from clearing members, which may include government obligations, letters of credit or gold to mitigate credit risk. These assets are not reflected in the accompanying consolidated balance sheets as the risks and rewards of these assets remain with the clearing members. These assets are held in safekeeping and any interest and gain or loss accrues to the clearing member. For certain non-cash deposits, the ICE Clearing Houses may impose discount or "haircut" rates to ensure adequate collateral levels to account for fluctuations in the market value of these deposits. As of December 31, 2014 and 2013, the assets pledged by the clearing members as original margin and Guaranty Fund deposits for each of the ICE Clearing Houses are detailed below (in millions):

	As of December 31, 2014					As of December 31, 2013
	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	HCH and TCC	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	TCC
Original margin:
Government securities at face value	$6,972	$18,284	$99	$3,235	$—	$5,011	$15,670	$93	$2,620	$—
Letters of credit	—	—	4	—	—	—	1,386	4	—	—
Gold	—	—	—	—	—	—	92	—	—	—
Total	$6,972	$18,284	$103	$3,235	$—	$5,011	$17,148	$97	$2,620	$—
Guaranty Fund:
Government securities at face value	$190	$284	$14	$424	$1	$267	$268	$19	$516	$1
ICE Clear U.S. and the Options Clearing Corporation (“OCC”) have entered into a cross-margin agreement, whereby a common clearing firm, or a pair of affiliated clearing firms, may maintain a cross-margin account in which positions in certain of ICE Clear U.S.’s futures and options are combined with certain positions cleared by OCC for purposes of calculating margin requirements of the clearing firms. The margin deposits are held jointly by ICE Clear U.S. and OCC. Cross-margin cash, securities and letters of credit jointly held with OCC under the cross-margin agreement are reflected at 50% of the total, or ICE Clear U.S.’s proportionate share, in accordance with the agreement. As of December 31, 2014, the margin deposits in the joint account were $61 million of which $31 million is ICE Clear U.S.’s proportionate share and is reflected above in the pledged asset margin balance. Clearing firms maintain separate margin requirements with each clearing house. Depending on the impact resulting from offsetting positions between ICE Clear U.S. and OCC, each clearing house may reduce that firm’s margin requirements. Cross margin deposits are held in a joint custody account controlled by ICE Clear U.S. and OCC. If a participating firm defaults, the gain or loss on the liquidation of the firm’s open position and the proceeds from the liquidation of the cross-margin account will be split 50% each to ICE Clear U.S. and OCC. The cross-margining arrangement reduces capital costs for clearing firms and eligible customers. The agreement permits a participating clearing house to recognize a clearing firm’s open positions at another participating clearing house, and clearing firms are able to offset risks of positions held at one clearing house against those held at another participating clearing house, with respect to particular accounts.

13.	Commitments and Contingencies
Leases
We lease office space, equipment facilities and certain computer equipment under lease agreements that expire at various dates through 2029. Our leases typically contain terms which may include renewal options, rent escalations, rent holidays and leasehold improvement incentives. We had no capital leases as of December 31, 2014 and 2013. Rental expense under these leases, included in the accompanying consolidated statements of income in rent and occupancy and technology and communication expenses, totaled $82 million, $47 million and $23 million for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, future minimum lease payments under these non-cancelable operating agreements are as follows (in millions):

2015	$58
2016	52
2017	42
2018	43
2019	32
Thereafter	196
Total	$423
Russell Licensing Agreement
We have an exclusive license agreement (the “License Agreement”) with the Russell Investment Group (“Russell”) to offer futures and options on futures contracts based on the full range of Russell’s benchmark U.S. equity indexes through June 2017. In exchange for its license rights, we will make annual cash payments based on the annual traded contract volumes, subject to certain minimum annual royalty payments through the expiration of the agreement in June 2017. We have recorded the license rights as intangible assets, which were valued based on the net present value of all minimum annual royalty payments that we are required to make to Russell throughout the term of the agreement. As of December 31, 2014 and 2013, the net assets related to the License Agreement are $48 million and $67 million, respectively, and are included in other intangible assets in the accompanying consolidated balance sheets. The intangible assets are being amortized on a straight-line basis over their contractual life. Amortization expense related to the License Agreement was $19 million for each of the years ended December 31, 2014, 2013 and 2012.
Because we are required to make minimum annual royalty payments to maintain the Russell license rights, we have recorded a liability based on the net present value of the total required minimum royalty payments as of the effective date of the License Agreement. As of December 31, 2014, the current and non-current liabilities relating to the minimum annual royalty payments under the License Agreement are $19 million and $32 million, respectively, and $19 million and $48 million as of December 31, 2013, respectively, and are reflected as other current and non-current liabilities in the accompanying consolidated balance sheets. The difference between the present value of the minimum annual payments and the actual minimum annual payments is recorded as interest expense using the effective interest method over the term of the License Agreement. For the years ended December 31, 2014, 2013 and 2012, interest expense related to the License Agreement was $3 million, $4 million and $5 million, respectively.
Redeemable Non-controlling Interest
As part of the ICE Endex purchase agreement (Note 3), Gasunie has a put option to sell to us, and we have a call option to purchase from Gasunie, Gasunie’s entire remaining stake in ICE Endex at fair market value provided that the fair value falls between a stated cap and floor. Both the call and put option become exercisable two years from the date of closing of the acquisition and expire five years from the date of closing. Since the likelihood of us acquiring the non-controlling interest in the future is probable, we have recorded the full redemption fair value of $24 million as of December 31, 2014 as mezzanine equity and classified the related balance as “redeemable non-controlling interest” in the accompanying consolidated balance sheet. Changes in the redemption value of the non-controlling interest are recorded to the redeemable non-controlling interest balance in full as they occur.
As part of the HCH acquisition (Note 3), ABN AMRO has a put option to sell to us, and we have a call option to purchase from ABN AMRO, ABN AMRO’s entire remaining 25% stake in HCH at fair market value subject to a stated floor. Both the call and put option become exercisable after the third anniversary of the date of closing of the acquisition. Since the likelihood of us acquiring the non-controlling interest in the future is probable, we have recorded the full redemption fair value of $16 million as of December 31, 2014 as mezzanine equity and classified the related balance as “redeemable non-controlling interest” in the accompanying consolidated balance sheet. Changes in the redemption value of the non-controlling interest are recorded to the redeemable non-controlling interest balance in full as they occur.
Prior to the our acquisition of NYSE, NYSE completed the sale of a significant equity interest in NYSE Amex Options, one of our two U.S. options exchanges, to seven external investors. Under the terms of the sale, the external investors have the option to require us to repurchase a portion of the equity interest on an annual basis over the course of five years, which began in 2011. Since the likelihood of us acquiring the non-controlling interest in the future is probable, the full redemption fair value has been recorded as mezzanine equity and the related balance as “redeemable non-controlling interest” in the accompanying consolidated balance sheets. In July 2014, we repurchased half of the 32% interest held by the seven external investors in NYSE Amex Options for $128 million in cash. After the repurchase, we own 84% of NYSE Amex Options and the remaining 16% of the outstanding shares of NYSE Amex Options, valued at $125 million as of December 31, 2014, can be put back to us by the external investors in 2015.

Legal Proceedings
We are subject to legal proceedings and claims, like the ones described below, that arise in the ordinary course of business. Typically, we do not believe that the resolution of these ordinary course matters, including those described below, will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to the legal proceedings and claims. A range of possible losses related to the cases below cannot be reasonably estimated at this time.
In April 2014, the first of four purported class action lawsuits was filed in the U.S. District Court for the Southern District of New York (the “Southern District”) by the City of Providence, Rhode Island, against more than 40 defendants, including “Exchange Defendants”, “Brokerage Defendants” and “HFT (High Frequency Trading) Defendants” (the “City of Providence lawsuit”). New York Stock Exchange LLC and NYSE Arca, Inc., two of our subsidiaries, were among the named Exchange Defendants. On July 2, 2014, the court ordered the cases consolidated for all purposes, and appointed lead plaintiffs. On September 3, 2014, the lead plaintiffs filed an amended complaint asserting claims against only a subset of the original Exchange Defendants, including New York Stock Exchange LLC and NYSE Arca, Inc., and also asserting claims against Barclays PLC (“Barclays”), a subsidiary of which operates an alternative trading system known as Barclays LX. The lead plaintiffs are suing on behalf of a class of “all public investors” who bought or sold stock from April 18, 2009 to the present on the U.S.-based equity exchanges operated by the remaining Exchange Defendants or on Barclays LX. The amended complaint asserts violations by all remaining Exchange Defendants of Sections 10(b) and 6(b) of the Exchange Act, and seeks unspecified compensatory damages against all defendants, jointly and severally, as well as various forms of equitable relief. The defendants filed a motion on November 3, 2014 to dismiss the amended complaint. On November 24, 2014, the plaintiffs filed a second amended complaint asserting the same legal claims and substantially the same factual allegations. On January 23, 2015, the defendants filed a motion to dismiss the second amended complaint.
On October 2, 2014, Barclays filed a motion before the U.S. Judicial Panel on Multidistrict Litigation (the "MDL Panel") requesting that a separate lawsuit filed against Barclays in the U.S. District Court for the Central District of California be transferred to the Southern District judge handling the City of Providence lawsuit for consolidated or coordinated pre-trial proceedings. On December 12, 2014, the MDL Panel entered an order granting Barclays’s motion and transferring the matter to the Southern District. Depending on the outcome of further pre-trial proceedings to occur in the Southern District, the scope of this litigation could be expanded.
In May 2014, three purported class action lawsuits were filed in the Southern District by Harold Lanier against the securities exchanges that are participants in each of the three national market system data distribution plans - the Consolidated Tape Association/Consolidated Quotation Plan, the Nasdaq UTP Plan, and the Options Price Reporting Authority (the “Plans”) - which are established under the Exchange Act and regulated by the SEC. On August 15, 2014, Lanier filed amended complaints in each of the three lawsuits but did not alter the named defendants. New York Stock Exchange LLC, NYSE Arca, Inc. and NYSE MKT LLC, which are our subsidiaries, are among the defendants named in one or more of the suits. Lanier is claiming to sue on behalf of him and all other similarly situated subscribers to the market data disseminated by the Plans. Lanier’s allegations include that the exchange participants in the Plans breached agreements with subscribers by disseminating market data in a discriminatory manner in that other “preferred” customers allegedly received their data faster than the proposed class. The complaints seek, among other relief, unspecified compensatory damages, restitution of the putative class’s subscription fees paid to the defendants, disgorgement of the fees paid by the so-called preferred customers, and injunctive and declaratory relief. On September 29, 2014, the defendants moved to dismiss the amended complaint, and the motion remains pending.
One of our subsidiaries, NYSE Brazil Holdings, B.V. ("NYSE BV"), is a party to a pending arbitration proceeding initiated by an arbitration demand dated June 4, 2014 in Brazil, filed by ATG Americas Trading Group, S.A. ("ATG") and ATS Brasil S.A. (“ATS”). NYSE BV and ATG own 20% and 80%, respectively, of the equity in ATS, a company with a prospective cash equity trading platform in Brazil, which is not yet operational. ATG and ATS allege NYSE BV breached certain obligations and assert damages of at least 100 million Brazilian Reais ($38 million based on the Brazilian Real/U.S. dollar exchange rate of 0.3763 as of December 31, 2014). The case has not yet proceeded to a point where ATG and ATS would be required to provide factual support for its damages demand, whether $100 million Brazilian Reais, or a materially higher amount. NYSE BV has served ATG and ATS with a responsive statement which denies liability in connection with the claims, and we are defending the proceeding. The arbitration panel has been appointed and is first deciding a threshold issue presented by ATG/ATS - whether to expand the arbitration to include other of our subsidiaries as parties - before scheduling further proceedings in the matter. Because this arbitration is in an unfamiliar forum under foreign law, we have less ability to predict results than we would in a U.S. proceeding.
Tax Audits
We are engaged in ongoing discussions and audits with taxing authorities on various tax matters, the resolutions of which are uncertain. Currently, there are matters that may lead to assessments involving us or one of our subsidiaries, some of which may not be resolved for several years. Based on currently available information, we believe we have adequately provided for any assessments that could result from those proceedings where it is more likely than not that we will be assessed. We continuously review our positions as these matters progress.

14.	Pension and Other Benefit Programs
Defined Benefit Pension Plans
In connection with our acquisition of NYSE on November 13, 2013, we assumed NYSE’s pension plans covering its U.S. and certain European operations, as well as other benefit plans. The benefit accrual for the U.S. operations pension plan is frozen. Following the Euronext IPO (Note 16) in June 2014, there are no longer any European operations covered by a pension plan.
Retirement benefits are derived from a formula, which is based on length of service and compensation. Based on this calculation, we may contribute to our pension plans to the extent such contributions may be deducted for income tax purposes. During the year ended December 31, 2014, we contributed $51 million to our pension plans. We did not contribute to our pension plans during the period from November 13, 2013 to December 31, 2013. Our practice is to fund our frozen defined benefit pension plan each year at the level above the minimum required contribution but within tax deductible limits. Based on actuarial projections, we estimate that a contribution of $10 million during the year ended December 31, 2015 will allow us to meet our funding goal. However, the actual contribution is contingent on the actual plan performance relative to assumptions.
During year ended December 31, 2014, as part of certain plan amendments, lump sum payments were offered to certain terminated vested participants as part of a de-risking strategy in the pension plans. The offer was made to 2,725 participants, of whom 935, or 34%, elected to receive a lump sum. The total amount paid to this group was $55 million and when combined with other lump sum payments made during the year, it exceeded the total interest cost and service cost for the year. We recognized a loss of $4 million for the year ended December 31, 2014 in connection with these plan settlements, which is included in acquisition-related transaction and integration cost in our consolidated statement of income.
Consistent with prior practice by NYSE, we base our investment policy and objectives on a review of the actuarial and funding characteristics of the retirement plan, the demographic profile of plan participants, and our business and financial characteristics. Capital market risk/return opportunities and tradeoffs also are considered as part of the determination. The primary investment objective of our plan is to achieve a long-term rate of return that meets the actuarial funding requirements of the plan and maintain an asset level sufficient to meet all benefit obligations of the plan. The target allocations for the U.S. plan assets are 65 percent equity securities and 35 percent U.S. fixed income securities. Equity securities primarily include investments in large-cap and small-cap companies primarily located in the United States. U.S. fixed income securities include corporate bonds of companies from diversified industries and U.S. treasuries. Based on the valuation techniques described in Note 15, the fair values of our pension plans assets as of December 31, 2014, by asset category, are as follows (in millions):

	Fair Value Measurements
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$31	$—	$3	$34
Equity securities:
U.S. large-cap	150	76	—	226
U.S. small-cap	69	38	—	107
International	85	51	—	136
Fixed income securities	121	94	—	215
Total	$456	$259	$3	$718
The fair values of our pension plans assets as of December 31, 2013, by asset category, are as follows (in millions):

	Fair Value Measurements
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$5	$—	$—	$5
Equity securities:
U.S. large-cap	154	76	—	230
U.S. small-cap	74	42	—	116
International	91	57	—	148
Fixed income securities	133	124	—	257
Total	$457	$299	$—	$756

The measurement dates for the pension plans are December 31, 2014 and 2013. The following table provides a summary of the changes in the pension plans' benefit obligations and the fair value of assets as of December 31, 2014 and 2013 and a statement of funded status of the pension plans as of December 31, 2014 and 2013 (in millions):

	As of December 31,
	2014	2013
Asset Category	U.S. Operations	U.S. Operations	European Operations
Change in benefit obligation:
Benefit obligation at January 1, 2014 and November 13, 2013 (acquisition date)	$837	$827	$227
Service cost	—	—	1
Interest cost	37	5	1
Actuarial loss	146	10	3
Plan settlements	(55)	—	(197)
Benefits paid	(49)	(5)	(1)
Currency translation and other	—	—	3
Benefit obligation at year end	$916	$837	$37
Change in plan assets:
Fair value of plan assets at January 1, 2014 and November 13, 2013 (acquisition date)	$735	$718	$214
Actual return on plan assets	36	22	1
Contributions	51	—	1
Plan settlements	(55)	—	(197)
Benefits paid	(49)	(5)	(1)
Currency translation and other	—	—	3
Fair value of plan assets at end of year	$718	$735	$21
Funded status	$(198)	$(102)	$(16)
Accumulated benefit obligation	$916	$837	$37
Amounts recognized in the accompanying consolidated balance sheets:
Accrued employee benefits	$(198)	$(102)	$(16)
The components of the pension plans expense/(benefit) in the accompanying consolidated statements of income are set forth below for the year ended December 31, 2014 and for the period from November 13, 2013 to December 31, 2013 (in millions):

	Year Ended December 31, 2014	Period from November 13, 2013 to December 31, 2013
	U.S. Operations	U.S. Operations	European Operations
Service cost	$—	$—	$1
Interest cost	37	5	1
Estimated return on plan assets	(47)	(6)	(1)
Settlement loss	4	—	2
Aggregate pension expense (benefit)	$(6)	$(1)	$3
We use a market-related value of plan assets when determining the estimated return on plan assets. Gains/losses on plan assets are amortized over a four year period and accumulate in other comprehensive income. We recognize deferred gains and losses in future net income based on a “corridor” approach, where the corridor is equal to 10% of the greater of the benefit obligation or the market-related value of plan assets at the beginning of the year.
The following table shows the projected payments for the pension plans based on actuarial assumptions (in millions):

2015	$49
2016	49
2017	50
2018	50
2019	50
Next 5 years	257
Supplemental Executive Retirement Plan
We assumed NYSE’s U.S. nonqualified supplemental executive retirement plan (“SERP”), which provides supplemental retirement benefits for certain employees. The future benefit accrual of the SERP plan is frozen. To provide for the future payments of these benefits, we have purchased insurance on the lives of certain of the participants through company-owned policies. As of December 31, 2014 and 2013, the cash surrender value of such policies was $54 million and $51 million, respectively, and is included in other non-current assets in the accompanying consolidated balance sheets. The following table provides a summary of the changes in the SERP benefit obligations (in millions):

	As of December 31,
	2014	2013
Change in benefit obligation:
Benefit obligation at January 1, 2014 and November 13, 2013 (acquisition date)	$73	$73
Service cost	—	1
Interest cost	3	(1)
Actuarial loss	8	—
Benefits paid	(11)	—
Benefit obligation at year end	$73	$73
Funded status	$(73)	$(73)
Amounts recognized in the accompanying consolidated balance sheets:
Other current liabilities	$(11)	$(11)
Accrued employee benefits	(62)	(62)
SERP plan expense in the accompanying consolidated statement of income was $3 million for the year ended December 31, 2014, primarily consisting of interest cost. The following table shows the projected payments for the SERP plan based on the actuarial assumptions (in millions):

Projected SERP Plan Payments
2015	$11
2016	9
2017	8
2018	7
2019	5
Next 5 years	21
Pension and SERP Plan Assumptions
The weighted average assumptions used to develop the actuarial present value of the projected benefit obligation and net periodic pension/SERP costs for year ended December 31, 2014 and for the period from November 13, 2013 to December 31, 2013 are set forth below:

	Year Ended December 31, 2014	Period from November 13, 2013 to December 31, 2013
	U.S.	U.S.	Europe
Discount rate (pension/SERP plans)	3.8%/3.2%	4.6%/3.8%	3.6%/N/A
Expected long-term rate of return on plan assets (pension/SERP plans)	6.5%/N/A	6.5%/N/A	3.5%/N/A
Rate of compensation increase	N/A	N/A	3.5%
The assumed discount rate reflects the market rates for high-quality corporate bonds currently available. The discount rate was determined by considering the average of pension yield curves constructed on a large population of high quality corporate bonds. The resulting discount rates reflect the matching of plan liability cash flows to yield curves. To develop the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class as well as the target asset allocation of the pension portfolio.
Post-retirement Benefit Plans
NYSE’s defined benefit plans provide certain health care and life insurance benefits for eligible retired U.S. employees. These post-retirement benefit plans, which may be modified in accordance with their terms, were fully frozen in 2009. The net periodic post-retirement benefit costs were $9 million and $1 million for the year ended December 31, 2014 and for the period from November 13, 2013 to December 31, 2013, respectively. The defined benefit plans are unfunded and we currently do not expect to fund the post-retirement benefit plans. The discount rate as of December 31, 2014 and 2013 is 3.8% and 4.6%, respectively. The following table shows the actuarial determined benefit obligation, interest costs, employee contributions, actuarial loss, benefits paid during the period and the accrued employee benefits (in millions):

	As of December 31,
	2014	2013
Benefit obligation at the end of year	$239	$208
Interest cost	8	—
Actuarial loss	35	—
Employee contributions	3	—
Benefits paid	(16)	3
Amounts recognized in the accompanying consolidated balance sheets:
Other current liabilities	$(12)	$(12)
Accrued employee benefits	$(227)	$(196)
The following table shows the payments projected for our post-retirement benefit plans (net of expected Medicare subsidy receipts of $12 million in aggregate over the next ten fiscal years) based on actuarial assumptions (in millions):

2015	$12
2016	13
2017	13
2018	13
2019	13
Next 5 years	67
For measurement purposes, we assumed an 8.0% annual rate of increase in the per capita cost of covered health care benefits in 2014 which will decrease on a graduated basis to 4.5% in the year 2029 and thereafter. The following table shows the effect of a one-percentage-point increase and decrease in assumed health care cost trend rates (in millions):

Assumed Health Care Cost Trend Rate	1% Increase	1% Decrease
Effect of post-retirement benefit obligation	$33	$(27)
Effect on total of service and interest cost components	1	(1)
Accumulated Other Comprehensive Income
The accumulated other comprehensive loss as of December 31, 2014 was primarily a result of a decline in the discount rate and changes to mortality tables used to measure the benefit obligations of the pension, SERP and post-retirement benefit plans. Accumulated other comprehensive loss, after tax, as of December 31, 2014 consisted of the following amounts that have not yet been recognized in net periodic benefit cost (in millions):

	Pension Plans	SERP Plans	Post-retirement Benefit Plans	Total
Unrecognized net actuarial losses, after tax	$(89)	$(4)	$(21)	$(114)
The amount of prior actuarial loss included in accumulated other comprehensive income related to the pension, SERP and postretirement plans as of December 31, 2014, which are expected to be recognized in net periodic benefit cost in the coming year, is estimated to be (in millions):

	Pension Plans	SERP Plans	Post-retirement Benefit Plans	Total
Loss recognition	$(2)	$—	$(1)	$(3)
As of the acquisition date of November 13, 2013, the pension, SERP and postretirement plans were recorded at fair value and the accumulated unrecognized net actuarial loss prior to the acquisition was written off in accordance with purchase accounting rules under U.S. GAAP.
Other Benefit Plans and Defined Contribution Plans
We assumed NYSE's defined contribution plans for which most NYSE's employees contribute a portion of their salary within legal limits. Our U.S. operations match an amount equal to 100% of the first 6% of eligible contributions. The U.K. operations contribute an equivalent of 7% of the employee's salary for all employees who are active in the savings plan. Total contributions made by us for the years ended December 31, 2014 and 2013 were $20 million and $2 million, respectively, related to the NYSE's defined contribution plans. The U.S. operations also provide benefits under a Supplemental Executive Savings Plan (“SESP”) to which eligible employees may contribute. SESP employee contributions were $2 million for both the year ended December 31, 2014 and for the period from November 13, 2013 to December 31, 2013, respectively. Included in accrued employee benefits payable was $13 million and $23 million as of December 31, 2014, and 2013, respectively, relating to the SESP plan.

Our historical ICE U.K.-based subsidiaries have a defined contribution pension plan for eligible employees. We contribute a percentage of the employee’s base salary to the plan each month and employees are also able to make additional voluntary contributions, subject to plan and statutory limits. Our contribution ranges from 10% to 20% of the employee’s base salary. Total contributions made by us for the years ended December 31, 2014, 2013 and 2012 were $4 million, $3 million and $2 million respectively, related to the historical ICE U.S. defined contribution pension plan.
The employees of our historical ICE U.S.-based subsidiaries are eligible to participate in our 401(k) and Profit Sharing Plan (the “401(k) Plan”). We have historically offered a match of 100% of the first 5% of the eligible employee’s compensation contributed to the 401(k) Plan, subject to plan and statutory limits. The 401(k) Plan match was increased to 6% beginning January 1, 2015. Total matching contributions under our 401(k) Plan and for other 401(k) plans that are no longer active were $5 million, $4 million and $4 million for the years ended December 31, 2014, 2013 and 2012. No discretionary or profit sharing contributions were made during the years ended December 31, 2014, 2013 or 2012.

15.	Fair Value Measurements
Our financial instruments consist primarily of cash and cash equivalents, short-term and long-term restricted cash and investments, short-term and long-term investments, customer accounts receivable, margin deposits and guaranty funds, cost and equity method investments, short-term and long-term debt and certain other short-term assets and liabilities. The fair value of our financial instruments are measured based on a three-level hierarchy:

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
In general, we use Level 1 inputs to determine fair value. The Level 1 assets consist of U.S. Treasury securities, equity and other securities listed in active markets, and investments in publicly traded mutual funds held for the purpose of providing future payments of the SERP and SESP plans. Level 2 assets consist of foreign exchange derivative contracts whose fair value we determined using published currency rates. As of December 31, 2014, the fair values of our $1.39 billion Senior Notes and $1.99 billion NYSE Notes are $1.46 billion and $2.01 billion, respectively. The fair values of these fixed rate notes were estimated using quoted market prices for these instruments. The fair value of our other short-term and long-term debt approximates the carrying value since the rates of interest on the debt approximate market rates as of December 31, 2014. All other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.
Financial assets and liabilities recorded in the accompanying consolidated balance sheets as of December 31, 2014 and 2013 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. Financial instruments measured at fair value on a recurring basis as of December 31, 2014 are as follows (in millions):

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Long-term investment in equity securities	$379	$—	$—	$379
U.S. Treasury securities	374	—	—	374
Mutual Funds	27	—	—	27
Total assets at fair value	$780	$—	$—	$780
Financial instruments measured at fair value on a recurring basis as of December 31, 2013 are as follows (in millions):

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Long-term investment in equity securities	$324	$—	$—	$324
U.S. Treasury securities	100	—	—	100
Mutual Funds	33	—	—	33
Foreign exchange derivative contracts	—	4	—	4
Total assets at fair value	$457	$4	$—	$461
The long-term investment in equity securities as of December 31, 2014 and 2013 represents our 12% investment in Cetip, recorded at its fair value using its quoted market price (Note 5). The mutual funds represent equity and fixed income mutual funds held for the purpose of providing future payments to the SERP and SESP (Note 14). As of December 31, 2014 and 2013, we are holding $374 million and $100 million in U.S. Treasury securities, respectively, all of which had maturities of less than one year from the date of purchase (Note 5).
We did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013. We measure certain assets, such as intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of December 31, 2014 and 2013, none of these assets were required to be recorded at fair value since no impairment indicators were present.
Cost and equity method investments were $53 million and $172 million as of December 31, 2014 and 2013, respectively, and are classified as other non-current assets in the accompanying consolidated balance sheets. The decrease in the cost and equity investments relate to investments in LCH.Clearnet and Euroclear owned by Euronext that were de-recognized as part of the de-consolidation of Euronext (Note 16), offset by an increase in our equity method investment in OCC.
In connection with our acquisition of NYSE, we obtained a 40% ownership in OCC. OCC serves as a clearing house for securities and commodities options and futures offered for trading on various independent exchanges. OCC clears securities options traded on NYSE Arca and NYSE MKT. OCC is regulated by the SEC as a registered clearing agency and by the CFTC as a derivatives clearing organization. We recorded our investment in OCC as an equity method investment with an initial fair value of $4 million on November 13, 2013. Under equity method accounting, we will subsequently adjust the carrying value of our OCC investment on our balance sheet by recognizing our pro-rata share of the earnings or losses of OCC, with a corresponding adjustment in our statement of income to other income, after eliminating any intra-entity income or expenses. The share of OCC's earnings that we will recognize is calculated based on our 40% ownership of OCC's net income. Also, if OCC issues cash dividends to us in the future, we will deduct the amount of these dividends from the carrying amount of our investment.
Historically, OCC declared a refund to its clearing members each year that resulted in minimal profit for OCC. However, based on a new capital plan designed to comply with proposed new regulatory capital standards, OCC declared in December 2014 a reduced refund for 2014. Based on the preliminary OCC net income for the year ended December 31, 2014, we increased the carrying value of our OCC investment by $26 million, and recorded other income of $25 million during the fourth quarter of 2014. In addition, we eliminated intra-entity transaction-based expenses paid to OCC of $1 million for the year ended December 31, 2014. We recorded the increase in our equity investment during the fourth quarter of 2014, versus throughout 2014, because we were not able to determine what the OCC refund for 2014 was going to be until the new capital plan was formalized during the fourth quarter of 2014 and the 2014 fee refund was declared.
OCC's new capital plan, which is scheduled to be finalized during the first quarter of 2015, subject to regulatory and OCC shareholders’ approvals, would potentially raise $150 million in equity capital from OCC's shareholders, including $60 million to be contributed by NYSE. If this were to occur, our $60 million equity contribution would increase the carrying value of our investment. In exchange for the equity capital from its shareholders, OCC would, subject to determination by its board of directors and compliance with legal requirements, commit to pay an annual dividend to its shareholders equal to the after-tax income of OCC, in excess of the amount required to maintain its target capital requirement and satisfy other capital requirements, and after refunds to its clearing members equal to 50% of distributable earnings before tax. After the capital plan is finalized and approved by the regulators and OCC's shareholders, we would be able to record our share of OCC's net income quarterly in the future since OCC will have a formula based program for determining the annual refund to clearing members that will be declared in December of each year. In addition, the OCC shareholders have committed to contribute up to $200 million in additional equity capital if certain capital thresholds are breached, including up to $80 million to be contributed by NYSE. Unless and until such $200 million capital contribution is repaid to the shareholders, OCC would not declare any dividends and would not pay refunds to its clearing members.

16.	Discontinued Operations

On June 24, 2014, we sold an aggregate 65.8 million shares of common stock of Euronext, representing 94% of Euronext's outstanding shares, in three transactions. The three transactions include our sale of 42.2 million shares of Euronext common stock in an IPO at €20 per share, 23.4 million shares of Euronext common stock to a group of European institutional investors at €19.20 per share, and 0.2 million shares of Euronext common stock to eligible Euronext employees at €16 per share. On December 9, 2014, we sold our remaining 6%, or 4.2 million shares, of Euronext common stock for €95 million ($118 million), including a realized net gain of $4 million, which was recognized in other income in the accompanying consolidated statement of income for the year ended December 31, 2014. The $4 million net gain included a stock price gain of $15 million based on the difference in the Euronext stock price from the IPO date to the date of sale on December 9, 2014, less $11 million in foreign currency translation losses relating to the decrease in the value of the euro relative to the U.S. dollar during this same period of time. We no longer hold any shares of Euronext stock, and these four transactions generated an aggregate €1.5 billion ($2.1 billion) of net cash proceeds for us. The net cash proceeds received included cash of $220 million distributed from Euronext as part of the separation of Euronext from ICE.

On July 23, 2014, we sold Wombat, a unit of NYSE Technologies, to SR Labs. On September 19, 2014 we sold NYFIX and Metabit, the remaining businesses of NYSE Technologies, to ULLINK. These agreements complete our previously announced intention to divest non-core NYSE Technologies assets.

Due to the sale of a controlling interest in Euronext and the sales of the three companies comprising NYSE Technologies, we de-consolidated the assets and liabilities of Euronext (as of the June 24, 2014 IPO date) and NYSE Technologies (as of the various sales dates) and included the financial results of these entities in discontinued operations in the accompanying consolidated financial statements effective from the NYSE acquisition date of November 13, 2013.

The results below include external advisory costs and professional services costs related to the sales of Euronext and NYSE Technologies of $51 million and $2 million for the years ended December 31, 2014 and 2013, respectively, which have been included with acquisition-related transaction and integration costs, below, from discontinued operations. The results below also include deal-related compensation and severance costs related to the sales of Euronext and NYSE Technologies of $42 million and $19 million for the years ended December 31, 2014 and 2013, respectively, which have also been included with acquisition-related transaction and integration costs below from discontinued operations. None of our interest expense has been allocated to the results of the discontinued operations. Further, the income tax provision for discontinued operations for the year ended December 31, 2013 is primarily from the impact of certain foreign tax law changes that occurred after our acquisition of NYSE on Euronext's tax assets and liabilities.

We used the cash proceeds from the sale of Euronext to repay debt (Note 9). We used the net cash proceeds from the sale of NYSE Technologies to repay debt, invest in growth initiatives, pursue strategic investments and return capital to shareholders via dividends and share repurchases. Results of discontinued operations were as follows for the years ended December 31, 2014 and 2013 (in millions):

	Year Ended December 31, 2014	Year Ended December 31, 2013
Total revenues, less transaction-based expenses	$347	$76
Operating expenses:
Compensation and benefits	105	29
Technology and communication	31	6
Professional services	31	6
Rent and occupancy	12	4
Acquisition-related transaction and integration costs	103	22
Selling, general, administrative	16	4
Depreciation and amortization	16	5
Total operating expenses	314	76
Operating income	33	—
Other income (expense), net	5	(4)
Income tax expense	27	46
Income (loss) from discontinued operations, net of tax	$11	$(50)
The total assets and total liabilities of Euronext removed from our consolidated balance sheet as of June 24, 2014 were $2.9 billion and $1.1 billion, respectively, including $2.3 billion in goodwill and other intangible assets. The total assets and total liabilities of NYSE Technologies removed from our consolidated balance sheet as of July 23, 2014 and September 19, 2014 were $214 million and $42 million, respectively, including $186 million in goodwill and other intangible assets. There was no gain or loss recognized on the Euronext IPO or on the sale of the NYSE Technologies companies, as any differences in the carrying value of these net assets was adjusted in the NYSE purchase price allocation (Note 3). The results above are inclusive of $6 million in net gains included in other income, net, which were reclassified from other comprehensive income for Euronext currency translation adjustments and the discontinuance of our net investment hedge.

17.	Condensed Consolidating Financial Statements

In connection with our acquisition of NYSE on November 13, 2013 (Note 3), ICE, Intercontinental Exchange Holdings, Inc. and NYSE established various guarantees to protect against structural subordination of each entities’ existing indebtedness. Each of Intercontinental Exchange Holdings, Inc. and NYSE are our wholly-owned subsidiaries, and each fully and unconditionally guaranteed, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of ICE’s Senior Notes and, following its establishment, the Commercial Paper Program. Similarly, ICE and Intercontinental Exchange Holdings,

Inc. each fully and unconditionally guaranteed, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of the NYSE Notes. Finally, ICE and NYSE each fully and unconditionally guaranteed, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of the 2011 Credit Facilities and the 364 Day Facility. All of the guarantees are joint and several with all other guarantees and indebtedness. ICE’s guarantees, as a standalone entity, will remain in place until each applicable debt obligation has been satisfied.

As discussed in Note 9, we entered into the 2014 Credit Facility and terminated the 2011 Credit Facilities and the 364 Day Facility on April 3, 2014. Upon the termination of the 2011 Credit Facilities and the 364 Day Facility, Intercontinental Exchange Holdings, Inc.'s guarantees were no longer required and therefore Intercontinental Exchange Holdings, Inc.'s guarantees were automatically released in accordance with their terms on April 3, 2014. In connection with our entry into the 2014 Credit Facility, NYSE agreed to guarantee the 2014 Credit Facility as a subsidiary guarantor.

For as long as NYSE remains a guarantor of the 2014 Credit Facility, it will remain a guarantor of the Senior Notes and the Commercial Paper Program. We expect that NYSE’s guarantee of the 2014 Credit Facility, the Senior Notes and the Commercial Paper Program will be released when the NYSE Notes have been repaid, as the 2014 Credit Facility provides that NYSE’s guarantee will be released in accordance with their terms if certain conditions are satisfied, including compliance with the covenant limiting the amount of indebtedness of non-obligor subsidiaries and an investment-grade credit rating.

The following consolidating financial information sets forth, under the equity method of accounting, the condensed consolidating statements of income and comprehensive income, the condensed consolidating balance sheets, and the condensed consolidating statements of cash flows for (i) ICE (Parent); (ii) NYSE; (iii) the subsidiary non-guarantors; (iv) elimination entries necessary to consolidate each of ICE and NYSE with the non-guarantor subsidiaries; and (v) on a consolidated basis. As discussed in Note 1, we were formed on March 6, 2013 for purposes of effecting the acquisition of NYSE. Therefore, the condensed consolidating statements for periods prior thereto reflect how these statements would have been presented had we been established for all periods presented. The condensed consolidating financial statements only include activity related to NYSE for the period subsequent to November 13, 2013, the closing date of the NYSE acquisition, for the condensed consolidating statements of income, comprehensive income and cash flows. The condensed consolidating financial information has been retrospectively restated to reflect Intercontinental Exchange Holdings, Inc. no longer being a guarantor of the Senior Notes. The condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements.

Intercontinental Exchange, Inc.
Condensed Consolidating Balance Sheets
As of December 31, 2014
(in millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$6	$5	$641	$—	$652
Intercompany receivable	2,793	—	529	(3,322)	—
Margin deposits and guaranty funds	—	—	47,458	—	47,458
Notes receivable from affiliate, current	—	313	31	(344)	—
Other current assets	60	1,173	962	(60)	2,135
Total current assets	2,859	1,491	49,621	(3,726)	50,245
Property and equipment, net	—	—	874	—	874
Other non-current assets:
Goodwill and other intangible assets, net	—	—	16,315	—	16,315
Investment in subsidiaries	13,682	9,572	—	(23,254)	—
Notes receivable from affiliate, non-current	—	2,790	1,516	(4,306)	—
Other non-current assets	25	11	809	—	845
Total other non-current assets	13,707	12,373	18,640	(27,560)	17,160
Total assets	$16,566	$13,864	$69,135	$(31,286)	$68,279

Current liabilities:
Short-term debt	$905	$1,137	$—	$—	$2,042
Margin deposits and guaranty funds	—	—	47,458	—	47,458
Intercompany payable	—	1,933	1,389	(3,322)	—
Notes payable to affiliates, current	344	—	—	(344)	—
Other current liabilities	30	—	1,069	(60)	1,039
Total current liabilities	1,279	3,070	49,916	(3,726)	50,539
Non-current liabilities:
Long-term debt	1,394	853	—	—	2,247
Notes payable to affiliates, non-current	1,516	—	2,790	(4,306)	—
Other non-current liabilities	17	—	2,919	—	2,936
Total non-current liabilities	2,927	853	5,709	(4,306)	5,183
Total liabilities	4,206	3,923	55,625	(8,032)	55,722
Redeemable non-controlling interest	—	—	165	—	165

Equity:
Total shareholders' equity	12,360	9,941	13,313	(23,254)	12,360
Non-controlling interest in consolidated subsidiaries	—	—	32	—	32
Total equity	12,360	9,941	13,345	(23,254)	12,392
Total liabilities and equity	$16,566	$13,864	$69,135	$(31,286)	$68,279

Intercontinental Exchange, Inc.
Condensed Consolidating Balance Sheets
As of December 31, 2013
(in millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$2	$—	$959	$—	$961
Intercompany receivable	1,629	2,164	—	(3,793)	—
Margin deposits and guaranty funds	—	—	42,216	—	42,216
Other current assets	4	1	1,087	—	1,092
Total current assets	1,635	2,165	44,262	(3,793)	44,269
Property and equipment, net	—	—	889	—	889
Other non-current assets:
Goodwill and other intangible assets, net	—	—	18,512	—	18,512
Investment in subsidiaries	13,785	11,383	3,637	(28,805)	—
Notes receivable from affiliate, non-current	—	—	597	(597)	—
Other non-current assets	14	11	734	(7)	752
Total other non-current assets	13,799	11,394	23,480	(29,409)	19,264
Total assets	$15,434	$13,559	$68,631	$(33,202)	$64,422

Current liabilities:
Short-term debt	$1,080	$—	$55	$—	$1,135
Margin deposits and guaranty funds	—	—	42,216	—	42,216
Intercompany payable	—	—	3,793	(3,793)	—
Other current liabilities	20	—	950	—	970
Total current liabilities	1,100	—	47,014	(3,793)	44,321
Non-current liabilities:
Long-term debt	1,393	2,206	324	—	3,923
Notes payable to affiliates, non-current	358	239	—	(597)	—
Other non-current liabilities	—	—	3,482	(7)	3,475
Total non-current liabilities	1,751	2,445	3,806	(604)	7,398
Total liabilities	2,851	2,445	50,820	(4,397)	51,719
Redeemable non-controlling interest	—	—	322	—	322

Equity:
Total shareholders' equity	12,583	11,114	17,457	(28,805)	12,349
Non-controlling interest in consolidated subsidiaries	—	—	32	—	32
Total equity	12,583	11,114	17,489	(28,805)	12,381
Total liabilities and equity	$15,434	$13,559	$68,631	$(33,202)	$64,422

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Year ended December 31, 2014
(in millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing fees, net	$—	$—	$3,013	$—	$3,013
Data services fees	—	—	631	—	631
Listing fees and other revenues	—	—	577	—	577
Total revenues	—	—	4,221	—	4,221
Transaction-based expenses	—	—	1,129	—	1,129
Total revenues, less transaction-based expenses	—	—	3,092	—	3,092
Operating expenses:
Compensation and benefits	1	—	591	—	592
Technology and communication	—	—	188	—	188
Acquisition-related transaction and integration costs	—	12	117	—	129
Selling, general, administrative and other	1	—	401	—	402
Depreciation and amortization	—	—	333	—	333
Total operating expenses	2	12	1,630	—	1,644
Operating income (loss)	(2)	(12)	1,462	—	1,448
Total other income (expense), net	(17)	(45)	21	—	(41)
Income (loss) from continuing operations before income taxes	(19)	(57)	1,483	—	1,407
Income tax expense (benefit)	(2)	—	404	—	402
Equity earnings from subsidiaries	998	535	—	(1,533)	—
Income from continuing operations	981	478	1,079	(1,533)	1,005
Income from discontinued operations, net of tax	—	—	11	—	11
Net income	$981	$478	$1,090	$(1,533)	$1,016
Net income attributable to non-controlling interest	—	—	(35)	—	(35)
Net income attributable to ICE	$981	$478	$1,055	$(1,533)	981

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Comprehensive Income
Year ended December 31, 2014
(in millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income	$981	$478	$1,090	$(1,533)	$1,016
Other comprehensive income (loss):
Foreign currency translation adjustments	—	1	(131)	—	(130)
Change in fair value of net investment hedge	—	—	21	—	21
Change in fair value of available-for-sale-securities	—	—	55	—	55
Employee benefit plan adjustments	—	—	(117)	—	(117)
Total other comprehensive income (loss)	—	1	(172)	—	(171)
Comprehensive income of subsidiaries	1,362	185	—	(1,547)	—
Comprehensive income	2,343	664	918	(3,080)	845
Comprehensive income attributable to non-controlling interests	—	—	(35)	—	(35)
Comprehensive income attributable to ICE	$2,343	$664	$883	$(3,080)	$810

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Year ended December 31, 2013
(in millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing fees, net	$—	$—	$1,379	$—	$1,379
Data services fees	—	—	229	—	229
Listing fees and other revenues	—	—	108	—	108
Total revenues	—	—	1,716	—	1,716
Transaction-based expenses	—	—	118	—	118
Total revenues, less transaction-based expenses	—	—	1,598	—	1,598
Operating expenses:
Compensation and benefits	—	—	302	—	302
Technology and communication	—	—	63	—	63
Acquisition-related transaction and integration costs	—	—	143	—	143
Selling, general, administrative and other	—	—	144	—	144
Depreciation and amortization	—	—	156	—	156
Total operating expenses	—	—	808	—	808
Operating income (loss)	—	—	790	—	790
Total other expense, net	(11)	(3)	(272)	—	(286)
Income (loss) from continuing operations before income taxes	(11)	(3)	518	—	504
Income tax expense (benefit)	(4)	—	188	—	184
Equity earnings from subsidiaries	261	(17)	—	(244)	—
Income (loss) from continuing operations	254	(20)	330	(244)	320
Loss from discontinued operations, net of tax	—	—	(50)	—	(50)
Net income (loss)	$254	$(20)	$280	$(244)	$270
Net income attributable to non-controlling interest	—	—	(16)	—	(16)
Net income (loss) attributable to ICE	$254	$(20)	$264	$(244)	$254

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Comprehensive Income
Year ended December 31, 2013
(in millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income (loss)	$254	$(20)	$280	$(244)	$270
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	70	—	70
Change in fair value of net investment hedge	—	(19)	—	—	(19)
Change in fair value of available-for-sale-securities	—	—	(67)	—	(67)
Reclassifications of losses realized on available-for-sale securities to other expense	—	—	190	—	190
Employee benefit plan adjustments	—	—	3	—	3
Total other comprehensive income (loss)	—	(19)	196	—	177
Comprehensive income of subsidiaries	411	310	—	(721)	—
Comprehensive income	665	271	476	(965)	447
Comprehensive income attributable to non-controlling interests	—	—	(16)	—	(16)
Comprehensive income attributable to ICE	$665	$271	$460	$(965)	$431

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Year ended December 31, 2012
(in millions)

	ICE (Parent)	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing fees, net	$—	$1,185	$—	$1,185
Data services fees	—	147	—	147
Listing fees and other revenues	—	31	—	31
Total revenues,	—	1,363	—	1,363
Operating expenses:
Compensation and benefits	—	251	—	251
Technology and communication	—	46	—	46
Acquisition-related transaction and integration costs	—	19	—	19
Selling, general, administrative and other	—	89	—	89
Depreciation and amortization	—	131	—	131
Total operating expenses	—	536	—	536
Operating income	—	827	—	827
Total other expense, net	—	(37)	—	(37)
Income before income taxes	—	790	—	790
Income tax expense	—	228	—	228
Equity earnings from subsidiaries	552	559	(1,111)	—
Net income	$552	$1,121	$(1,111)	$562
Net income attributable to non-controlling interest	—	(10)	—	(10)
Net income attributable to ICE	$552	$1,111	$(1,111)	$552

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Comprehensive Income
Year ended December 31, 2012
(in millions)

	ICE (Parent)	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income	$552	$1,121	$(1,111)	$562
Other comprehensive income (loss):
Foreign currency translation adjustments	—	29	—	29
Change in fair value of available-for-sale-securities	—	(60)	—	(60)
Total other comprehensive loss	—	(31)	—	(31)
Comprehensive loss of subsidiaries	(32)	(32)	64	—
Comprehensive income (loss)	520	1,058	(1,047)	531
Comprehensive income attributable to non-controlling interests	—	(10)	—	(10)
Comprehensive income attributable to ICE	$520	$1,048	$(1,047)	$521

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Cash Flows
Year ended December 31, 2014
(in millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net cash provided by (used in) operating activities from continuing operations	$(350)	$4,651	$(2,399)	$(439)	$1,463
Investing activities:
Increase in restricted cash	—	—	(161)	—	(161)
Cash paid for acquisitions, net of cash acquired	—	—	(577)	—	(577)
Loans to subsidiaries	—	(3,103)	(950)	4,053	—
Proceeds from sale of Euronext and NYSE Technologies	—	—	2,274	—	2,274
Proceeds from sales of (purchases of) term deposits and available for sale investments	—	(1,304)	54	—	(1,250)
Capital expenditures and capitalized software development costs	—	—	(250)	—	(250)
Net cash provided by (used in) investing activities from continuing operations	—	(4,407)	390	4,053	36
Financing activities:
Repayments of debt facilities	(174)	—	(378)	—	(552)
Intercompany borrowing	1,502	(239)	2,790	(4,053)	—
Dividends to shareholders	(299)	—	—	—	(299)
Intercompany dividends	—	—	(439)	439	—
Repurchase of common stock	(645)	—	—	—	(645)
Other financing activities	(30)	—	(147)	—	(177)
Net cash used in financing activities from continuing operations	354	(239)	1,826	(3,614)	(1,673)
Cash and cash equivalents from discontinued operations	—	—	(114)	—	(114)
Effect of exchange rates on cash and cash equivalents	—	—	(21)	—	(21)
Net increase (decrease) in cash and cash equivalents	4	5	(318)	—	(309)
Cash and cash equivalents, beginning of year	2	—	959	—	961
Cash and cash equivalents, end of year	$6	$5	$641	$—	$652

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Cash Flows
Year ended December 31, 2013
(in millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net cash provided by operating activities from continuing operations	$65	$111	$820	$(282)	$714
Investing activities:
Increase in restricted cash	—	—	(75)	—	(75)
Cash paid for acquisitions, net of cash acquired	(2,742)	—	501	—	(2,241)
Loans to subsidiaries	—	—	(597)	597	—
Proceeds from sales of (purchases of) available for sale investments, net	—	—	(26)	—	(26)
Capital expenditures and capitalized software development costs	—	—	(179)	—	(179)
Net cash used in investing activities from continuing operations	(2,742)	—	(376)	597	(2,521)
Financing activities:
Proceeds from debt facilities	2,473	—	1,360	—	3,833
Repayments of debt facilities	(13)	(350)	(2,101)	—	(2,464)
Intercompany borrowing	358	239	—	(597)	—
Dividends to shareholders	(75)	—	—	—	(75)
Intercompany dividends	—	—	(282)	282	—
Prepayment related to early payoff of debt	—	—	(49)	—	(49)
Other financing activities	(64)	—	(62)	—	(126)
Net cash provided by (used in) financing activities from continuing operations	2,679	(111)	(1,134)	(315)	1,119
Cash and cash equivalents from discontinued operations	—	—	19	—	19
Effect of exchange rates on cash and cash equivalents	—	—	18	—	18
Net increase (decrease) in cash and cash equivalents	2	—	(653)	—	(651)
Cash and cash equivalents, beginning of year	—	—	1,612	—	1,612
Cash and cash equivalents, end of year	$2	$—	$959	$—	$961

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Cash Flows
Year ended December 31, 2012
(in millions)

	ICE (Parent)	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net cash provided by operating activities from continuing operations	$57	$1,097	$(421)	$733
Investing activities:
Increase in restricted cash	—	(32)	—	(32)
Cash paid for acquisitions, net of cash acquired	—	(18)	—	(18)
Capital expenditures and capitalized software development costs	—	(68)	—	(68)
Net cash used in investing activities from continuing operations	—	(118)	—	(118)
Financing activities:
Proceeds from debt facilities	—	295	—	295
Repayments of debt facilities	—	(50)	—	(50)
Intercompany dividends	—	(421)	421	—
Repurchase of common stock	(53)	—	—	(53)
Other financing activities	(4)	(16)	—	(20)
Net cash used in financing activities from continuing operations	(57)	(192)	421	172
Effect of exchange rates on cash and cash equivalents	—	2	—	2
Net increase in cash and cash equivalents	—	789	—	789
Cash and cash equivalents, beginning of year	—	823	—	823
Cash and cash equivalents, end of year	$—	$1,612	$—	$1,612

18.	Geographical Information

The following represents our revenues, less transaction-based expenses, net assets and net property and equipment based on the geographic location (in millions):

	United States	Foreign Countries	Total
Revenues, less transaction-based expenses:
Year ended December 31, 2014	$1,859	$1,233	$3,092
Year ended December 31, 2013	$842	$756	$1,598
Year ended December 31, 2012	$715	$648	$1,363
Net assets:
As of December 31, 2014	$5,437	$7,120	$12,557
As of December 31, 2013	$3,615	$9,088	$12,703
Property and equipment, net:
As of December 31, 2014	$734	$140	$874
As of December 31, 2013	$653	$236	$889
The foreign countries category above primarily relates to the United Kingdom and to a lessor extent, Continental Europe, Israel, Canada and Singapore. No customers accounted for more than 10% of our consolidated revenues, less transaction-based expenses, for the years ended December 31, 2014, 2013 and 2012.

19.	Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the years ended December 31, 2014, 2013 and 2012 (in millions, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Income from continuing operations	$1,005	$320	$562
Net income from continuing operations attributable to non-controlling interest	(35)	(16)	(10)
Net income from continuing operations attributable to ICE	970	304	552
Net income (loss) from discontinued operations attributable to ICE	11	(50)	—
Net income attributable to ICE	$981	$254	$552

Basic earnings (loss) per share attributable to ICE common shareholders:
Continuing operations	$8.50	$3.88	$7.59
Discontinued operations	0.10	(0.64)	—
Basic earnings per share	$8.60	$3.24	$7.59
Basic weighted average common shares outstanding	114	78	73

Diluted earnings (loss) per share attributable to ICE common shareholders:
Continuing operations	$8.46	$3.84	$7.52
Discontinued operations	0.09	(0.63)	—
Diluted earnings per share	$8.55	$3.21	$7.52
Diluted weighted average common shares outstanding	115	79	73

Basic weighted average common shares outstanding	114	78	73
Effect of dilutive securities - stock options and restricted stock	1	1	—
Diluted weighted average common shares outstanding	115	79	73
Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. The weighted average common shares outstanding during the year ended December 31, 2014 and 2013 increased primarily due to the 42.4 million shares of our common stock issued to NYSE stockholders in connection with the acquisition, weighted to show these additional shares outstanding for the periods after November 13, 2013. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. During the years ended December 31, 2014 and 2012, 155,000 and 228,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect. There were no outstanding stock options for the year ended December 31, 2013 with an antidilutive effect. As of December 31, 2014 and 2013, there were 88,000 and 22,000 restricted stock units, respectively, that were vested but have not been issued that are included in the computation of basic and diluted earnings per share. Certain figures in the table above may not recalculate due to rounding.

20.Quarterly Financial Data (Unaudited)
The following table has been prepared from our financial records and reflects all adjustments that are necessary for a fair presentation of the results of operations for the interim periods presented (in millions, except per share amounts):

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr(b)
Year Ended December 31, 2014(a)
Revenues, less transaction-based expenses	$797	$750	$745	$800
Operating income	391	327	330	400
Income from continuing operations less income attributable to non-controlling interest	248	218	216	288
Income (loss) from discontinued operations(c)	13	8	(10)	—
Net income attributable to Intercontinental Exchange, Inc.	261	226	206	288
Earnings (loss) per common share (d):
Basic - Continuing operations	$2.16	$1.89	$1.90	$2.56
Basic - Discontinued operations	0.12	0.07	(0.09)	—
Basic	$2.28	$1.96	$1.81	$2.56
Diluted - Continuing operations	$2.15	$1.88	$1.89	$2.54
Diluted - Discontinued operations	0.12	0.07	(0.09)	—
Diluted	$2.27	$1.95	$1.80	$2.54

Year Ended December 31, 2013(a)
Revenues, less transaction-based expenses	$352	$372	$338	$536
Operating income	200	225	202	163
Income (loss) from continuing operations less income (loss) attributable to non-controlling interest	135	154	141	(126)
Loss from discontinued operations(c)	—	—	—	(50)
Net income (loss) attributable to Intercontinental Exchange, Inc.	135	154	141	(176)
Earnings (loss) per common share (d):
Basic - Continuing operations	$1.86	$2.11	$1.94	$(1.32)
Basic - Discontinued operations	—	—	—	(0.53)
Basic	$1.86	$2.11	$1.94	$(1.85)
Diluted - Continuing operations	$1.85	$2.09	$1.92	$(1.31)
Diluted - Discontinued operations	—	—	—	(0.52)
Diluted	$1.85	$2.09	$1.92	$(1.83)

(a)
We acquired NYSE on November 13, 2013 and have included their results with our consolidated results above effective from the acquisition date, including $27 million, $40 million, $37 million, $25 million and $111 million in acquisition-related transaction and integration costs incurred during the quarters ended December 31, 2014, September 30, 2014, June 30, 2014, March 31, 2014 and December 31, 2013, respectively, primarily relating to NYSE (Note 3).

(b)
We incurred a net $4 million gain on the remaining sale of our 6% ownership in Euronext (Note 16) and $25 million in other income from our OCC equity investment (Note 15) during the three months ended December 31, 2014. We incurred a $190 million impairment loss on the Cetip investment (Note 5) and a $51 million expense relating to the early payoff of outstanding debt (Note 9) during the three months ended December 31, 2013.

(c)	The results of Euronext and NYSE Technologies have been presented above as discontinued operations retroactive from the November 13, 2013 acquisition of NYSE (Note 16).

(d)
The annual earnings per common share may not equal the sum of the individual quarter’s earnings per common share due to rounding, and, during the year ended December 31, 2013, due to the 42.4 million shares of our common stock issued to NYSE stockholders in connection with our acquisition, weighted to show these additional shares outstanding for the prior from November 13, 2013 to December 31, 2013.

21.	Subsequent Events
We have evaluated subsequent events and determined that no events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements.

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
(b)  Management’s Annual Report on Internal Control over Financial Reporting and the Attestation Report of the Independent Registered Public Accounting Firm.    Management’s report on its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 and the attestation report of Ernst & Young LLP on our internal control over financial reporting are set forth in Part II, Item 8 of this Annual Report on Form 10-K.
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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our Board of Directors set forth under the caption “Item 1 — Election of Directors — Nominees for Election as Directors at the 2015 Annual Meeting” in our Proxy Statement for our 2015 Annual Meeting of Stockholders (“2015 Proxy Statement”) is incorporated herein by reference. Information relating to our executive officers is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth below under the caption “Executive Officers.” Information regarding compliance by our directors and executive officers and owners of more than ten percent of our Common Stock with the reporting requirements of Section 16(a) of the Exchange Act (Item 405 of Regulation S-K), set forth under the caption “Section 16(a) of the Securities Exchange Act Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement is incorporated herein by reference. Information relating to our financial expert serving on our Audit Committee (Item 407(d)(5) of Regulation S-K), our Nominating and Corporate Governance Committee (Item 407(c)(3) of Regulation S-K), and our Audit Committee (Item 407(d)(4) of Regulation S-K) is set forth under the caption “Meetings and Committees of the Board of Directors” in our 2015 Proxy Statement and is incorporated herein by reference.
Executive Officers
Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is information regarding our executive officers:

Name	Age	Title
Jeffrey C. Sprecher	59	Chairman of the Board and Chief Executive Officer
Charles A. Vice	51	President and Chief Operating Officer
Scott A. Hill	47	Chief Financial Officer
David S. Goone	54	Chief Strategic Officer
Johnathan H. Short	49	General Counsel and Corporate Secretary
Thomas W. Farley	39	President of NYSE
Mary L. Brienza	59	Chief Executive Officer and Chief Regulatory Officer of NYSE Regulation
Jeffrey C. Sprecher.    Mr. Sprecher has served as Chief Executive Officer and a director since our inception and has served as our Chairman of the Board since November 2002. As our Chief Executive Officer, he is responsible for our strategic direction, operation, and financial performance. Mr. Sprecher purchased Continental Power Exchange, Inc., our predecessor company, in 1997. Prior to joining Continental Power Exchange, Inc., Mr. Sprecher held a number of positions, including President, over a fourteen-year period with Western Power Group, Inc., a developer, owner and operator of large central-station power plants. While with Western Power, Mr. Sprecher was responsible for a number of significant financings. Mr. Sprecher is a member of the Energy Security Leadership Council. Mr. Sprecher has been consistently recognized for his entrepreneurial achievements. Mr. Sprecher holds a B.S. degree in Chemical Engineering from the University of Wisconsin and an MBA from Pepperdine University.
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
David S. Goone.    Mr. Goone has served as Chief Strategy Officer since March 2001. He is responsible for the expansion of our product lines, including futures products and trading capabilities for our electronic platform. Mr. Goone sits on the ICE Benchmark Administration Board of Directors as well as the Oversight Committee. He serves on the Brix Board of Directors, a Brazilian energy market in which ICE is an investor. Additionally, Mr. Goone joined the Board of Directors at Cetip following our 2011 investment in the Brazilian clearing house. He is also a member of the Commodity Futures Trading Commissions Global Markets Advisory Committee. Prior to joining us, Mr. Goone served as the Managing Director, Product Development and Sales at the Chicago Mercantile Exchange where he worked for nine years. From 1989 through 1992, Mr. Goone was Vice President at Indosuez Carr Futures, where he developed institutional and corporate business. Prior to joining Indosuez, Mr. Goone worked at Chase Manhattan Bank, where he developed and managed their exchange-traded foreign currency options operation at the Chicago Mercantile Exchange. Mr. Goone holds a B.S. degree in Accountancy from the University of Illinois at Urbana-Champaign.
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
Thomas W. Farley.    Mr. Farley has served as President of NYSE since May 2014. Prior to this role, Mr. Farley served as Chief Operating Officer of NYSE since the closing of the NYSE acquisition in November 2013. Mr. Farley served as our Senior Vice President of Financial Markets from June 2012 to November 2013 where he oversaw the development of initiatives within our OTC financial markets. Mr. Farley joined Intercontinental Exchange, Inc. in February 2007 as President of ICE Futures U.S., a position that he held until June 2012. From July 2006 to January 2007, Mr. Farley was President of SunGard Kiodex, a risk management technology provider to the commodity derivatives markets. From October 2000 to July 2006, Mr. Farley served as Kiodex’s Chief Financial Officer and he also served as Kiodex’s Chief Operating Officer from January 2003 to July 2006. Prior to Kiodex, Mr. Farley held positions in investment banking and private equity. Mr. Farley holds a B.A. in Political Science from Georgetown University.
Mary L. Brienza.    Mrs. Brienza joined the New York Stock Exchange in 1992 as a senior litigation attorney in NYSE Regulation’s Division of Enforcement. In 1995, Mrs. Brienza became an Enforcement Director managing a team of attorneys who investigate and prosecute violations of securities laws by NYSE member firms and their employees. Beginning in 2003, Mrs. Brienza left Regulation to manage the internal audit function, which covered all financial, technology, and regulatory operations. After the NYSE merger with Euronext in 2007, she was promoted to EVP and General Auditor, and served as a member of the Management Committee. From 2007 through late 2013, Mrs. Brienza had responsibility for the NYSE’s global internal audit program and for developing and leading the global compliance program. In October 2013, Mrs. Brienza returned to NYSE Regulation as its CEO and Chief Regulatory Officer for the U.S. equities and options markets. Mrs. Brienza is a member of the New York and Massachusetts Bars and prior to joining the NYSE, she spent 12 years as a prosecutor in New York City, concentrating on violent crimes and, later, complex white-collar crimes.

Code of Ethics
We have adopted a Global Code of Business Conduct that applies to all of our employees, officers and directors. Our Global Code of Business Conduct meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer and Chief Financial Officer (who is the principal financial officer), as well as all other employees, as indicated above. Our Global Code of Business Conduct also meets the requirements of a code of ethics and business conduct under the New York Stock Exchange listing standards. Our Global Code of Business Conduct is available on our website at www.theice.com under the heading “About ICE,” “Investors” then “Corporate Governance.” We will also provide a copy of the Global Code of Business Conduct to stockholders at no charge upon written request.

ITEM 11.    EXECUTIVE COMPENSATION
Information relating to executive compensation set forth under the captions “Item 1 — Election of Directors — Non-Employee Directors Compensation”, “Compensation Discussion & Analysis” and “Compensation Committee Interlocks and Insider Participation” in our 2015 Proxy Statement is incorporated herein by reference, except for the information set forth in the section entitled “Compensation Committee Report”, which specifically is not so incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding ownership of our common stock by certain persons as set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2015 Proxy Statement is incorporated herein by reference. In addition, information in tabular form relating to securities authorized for issuance under our equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in this Annual Report on Form 10-K and “Equity” and “Pension and Other Benefit Programs” as described in Notes 10 and 14 to our consolidated financial statements in this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and transactions between our company and certain of our affiliates as set forth under the caption “Certain Relationships and Related Transactions” in our 2015 Proxy Statement is incorporated herein by reference. In addition, information regarding our directors’ independence (Item 407(a) of Regulation S-K) as set forth under the caption “Item 1 — Election of Directors — Nominees for Election as Directors at the 2015 Annual Meeting” in our 2015 Proxy Statement is incorporated herein by reference.

ITEM 14.     PRINCIPAL    ACCOUNTANT FEES AND SERVICES
Information regarding principal accountant fees and services of our independent registered public accounting firm, Ernst & Young LLP, is set forth under the caption “Information About the Company’s Independent Registered Public Accounting Firm Fees and Services” in our 2015 Proxy Statement and is incorporated herein by reference.

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
Our consolidated financial statements and the related reports of management and our independent registered public accounting firm which are required to be filed as part of this Report are included in this Annual Report on Form 10-K. These consolidated financial statements are as follows:

•	Consolidated Balance Sheets as of December 31, 2014 and 2013.

•	Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012.

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012.

•	Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Income (Loss) and Redeemable Non-Controlling Interest for the years ended December 31, 2014, 2013 and 2012.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012.

•	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules
Schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes, thereto.

(3)	Exhibits
See (b) below.

(b)	Exhibits
The exhibits listed below under “Index to Exhibits” are filed with or incorporated by reference in this Report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. We will furnish any exhibit upon request to Investor Relations, 5660 New Northside Drive, Atlanta, Georgia 30328.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intercontinental Exchange, Inc. (Registrant)

Date: February 5, 2015	By:	/s/ Jeffrey C. Sprecher
Jeffrey C. Sprecher
Chief Executive Officer
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey C. Sprecher and Scott A. Hill, and each of them his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the calendar year ended December 31, 2014 and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the date indicated.

Signatures	Title	Date
/s/ Jeffrey C. Sprecher	Chairman of the Board and Chief	February 5, 2015
Jeffrey C. Sprecher	Executive Officer (principal executive officer)

/s/ Scott A. Hill	Chief Financial Officer (principal financial officer)	February 5, 2015
Scott A. Hill

/s/ Dean S. Mathison	Chief Accounting Officer and Corporate Controller (principal accounting officer)	February 5, 2015
Dean S. Mathison

/s/ Charles R. Crisp	Director	February 5, 2015
Charles R. Crisp

/s/ Jean-Marc Forneri	Director	February 5, 2015
Jean-Marc Forneri

/s/ Fredrick W. Hatfield	Director	February 5, 2015
Fredrick W. Hatfield

/s/ Sylvain Hefes	Director	February 5, 2015
Sylvain Hefes

Signatures	Title	Date
/s/ Terrence F. Martell	Director	February 5, 2015
Terrence F. Martell

/s/ Sir Callum McCarthy	Director	February 5, 2015
Sir Callum McCarthy

/s/ James J. McNulty	Director	February 5, 2015
James J. McNulty

/s/ Sir Robert Reid	Director	February 5, 2015
Sir Robert Reid

/s/ Frederic V. Salerno	Director	February 5, 2015
Frederic V. Salerno

/s/ Robert G. Scott	Director	February 5, 2015
Robert G. Scott

/s/ Judith A. Sprieser	Director	February 5, 2015
Judith A. Sprieser

/s/ Vincent Tese	Director	February 5, 2015
Vincent Tese

INDEX TO EXHIBITS
The following exhibits are filed with this Report. We will furnish any exhibit upon request to Intercontinental Exchange, Inc., Investor Relations, 5660 New Northside Drive, Third Floor, Atlanta, Georgia 30328.

Exhibit Number		Description of Document
2.1	—
Amended and Restated Agreement and Plan of Merger, dated as of March 19, 2013, by and among NYSE Euronext, Intercontinental Exchange Holdings, Inc., Intercontinental Exchange, Inc., Braves Merger Sub, Inc. and Baseball Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to Intercontinental Exchange Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on March 19, 2013, File No. 001-32671).

2.2	—
Agreement and Plan of Merger by and among Intercontinental Exchange, Inc., Sandstone Merger Sub, Inc., Super Derivatives, Inc. and Shareholder Representatives Services LLC, as Stockholders’ Agent, dated September 5, 2014 (incorporated by referenced to Exhibit 2.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on September 11, 2014, File No. 001-36198).

3.1	—
Amended and Restated Certificate of Incorporation of Intercontinental Exchange, Inc. (incorporated by reference to Exhibit 3.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on November 13, 2013, File No. 001-36198).

3.2	—
Certificate of Amendment, dated May 30, 2014 and effective June 2, 2014, to the Amended and Restated Certificate of Incorporation of the Intercontinental Exchange, Inc. (incorporated by reference to Exhibit 3.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on June 4, 2014, File No. 001-36198).

3.3	—
Fourth Amended and Restated Bylaws of Intercontinental Exchange, Inc. (incorporated by reference to Exhibit 3.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2015, File No. 001-36198).

4.1	—
Indenture dated as of October 8, 2013 among Intercontinental Exchange, Inc., as issuer, IntercontinentalExchange Inc. and Baseball Merger Sub, LLC, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on October 8, 2013, File No. 333-187402).

4.2	—
First Supplemental Indenture dated as of October 8, 2013 among Intercontinental Exchange, Inc., as issuer,
Intercontinental Exchange Holdings, Inc. and Baseball Merger Sub, LLC, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on October 8, 2013, File No. 333-187402).

4.3	—
Form of 2.50% Senior Notes due 2018 (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on October 8, 2013, File No. 333-187402).

4.4	—
Form of 4.00% Senior Notes due 2023 (incorporated by reference to Exhibit 4.4 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on October 8, 2013, File No. 333-187402).

4.5	—
Guaranty of Intercontinental Exchange, Inc., dated as of November 13, 2013, relating to the NYSE Euronext Senior Notes (incorporated by reference to Exhibit 4.6 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on November 13, 2013, File No. 001-36198).

4.6	—
Deed Poll Guarantee of Intercontinental Exchange, Inc., dated as of November 13, 2013, relating to the NYSE Euronext Eurobonds (incorporated by reference to Exhibit 4.8 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on November 13, 2013, File No. 001-36198).

10.1	—
Employment Agreement dated February 24, 2012 between Intercontinental Exchange Holdings, Inc. and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on February 24, 2012, File No. 001-32671).

10.2	—
Employment Agreement dated February 24, 2012 between Intercontinental Exchange Holdings, Inc. and Charles A. Vice (incorporated by reference to Exhibit 10.2 to Intercontinental Exchange Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on February 24, 2012, File No. 001-32671).

10.3	—
Employment Agreement dated February 24, 2012 between Intercontinental Exchange Holdings, Inc. and David S. Goone (incorporated by reference to Exhibit 10.3 to Intercontinental Exchange Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on February 24, 2012, File No. 001-32671).

10.4	—
Employment Agreement dated February 24, 2012 between Intercontinental Exchange Holdings, Inc. and Edwin Marcial (incorporated by reference to Exhibit 10.4 to Intercontinental Exchange Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on February 24, 2012, File No. 001-32671).

10.5	—
Employment Agreement dated February 24, 2012 between Intercontinental Exchange Holdings, Inc. and Scott A. Hill (incorporated by reference to Exhibit 10.5 to Intercontinental Exchange Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on February 24, 2012, File No. 001-32671).

10.6	—
Employment Agreement dated June 18, 2012 between Intercontinental Exchange Holdings, Inc. and Thomas W. Farley (incorporated by reference to Exhibit 10.6 to Intercontinental Exchange Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 6, 2013, File No. 001-32671).

10.7	—
Form of Employment Agreement between Intercontinental Exchange Holdings, Inc. and the other U.S. officers (incorporated by reference to Exhibit 10.6 to Intercontinental Exchange Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on February 24, 2012, File No. 001-32671).

10.8	—
Intercontinental Exchange Holdings, Inc. 2000 Stock Option Plan, as amended effective December 31, 2008 (incorporated by reference to Exhibit 10.6 to Intercontinental Exchange Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 11, 2009, File No. 001-32671).

10.9	—
Intercontinental Exchange Holdings, Inc. 2003 Restricted Stock Deferral Plan for Outside Directors, as amended effective December 31, 2008 (incorporated by reference to Exhibit 10.7 to Intercontinental Exchange Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 11, 2009, File No. 001-32671).

10.11	—
Intercontinental Exchange Holdings, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2009, File No. 001-32671).

10.12	—
Intercontinental Exchange Holdings, Inc. 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Intercontinental Exchange Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2009, File No. 001-32671).

10.13	—
Intercontinental Exchange Holdings, Inc. 2013 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange Holdings, Inc.’s Registration Statement on Form S-8, filed with the SEC on May 24, 2013, File No. 333-188815).

10.14	—
Intercontinental Exchange Holdings, Inc. 2013 Omnibus Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange Holdings, Inc.’s Registration Statement on Form S-8, filed with the SEC on May 24, 2013, File No. 333-188815).

10.15	—
NYSE Amended and Restated Omnibus Incentive Plan (as amended and restated effective October 27, 2010) (incorporated by reference to Exhibit 10.33 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-33392).

10.16	—
NYSE Euronext 2006 Stock Incentive Plan (as amended and restated effective October 27, 2010) (incorporated by reference to Exhibit 10.19 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-33392).

10.17	—
Form of Performance-Based Restricted Stock Unit Award Agreement used with respect to grants of performance-based restricted stock units by the Company under the Intercontinental Exchange Holdings, Inc. 2013 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.11 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on November 13, 2013, File No. 001-36198).

10.18	—
Credit Agreement dated as of November 9, 2011 among Intercontinental Exchange Holdings, Inc. and ICE Europe Parent Limited, as borrowers, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swingline lender, Bank of America, N.A., as syndication agent, and each of the lenders signatory thereto for a senior unsecured term loan facility in the aggregate principal amount of $500 million and an aggregate $2.1 billion five-year senior unsecured revolving credit facility (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on November 9, 2011, File No.001-32671).

10.19	—
Patent License Agreement, dated as of March 29, 2002, between eSpeed, Inc. and Intercontinental Exchange Holdings, Inc. (incorporated by reference to Exhibit 10.16 to Intercontinental Exchange Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on June 6, 2005, File No. 333-123500).

10.20	—
Settlement Agreement dated as of September 1, 2005, by and between EBS Group Limited and Intercontinental Exchange Holdings, Inc. (incorporated by reference to Exhibit 10.26 to Intercontinental Exchange Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on October 14, 2005, File No. 333-123500).

10.21	—
License Agreement For Index-Related Derivative Products dated as of June 15, 2007 between Intercontinental Exchange Holdings, Inc. and Frank Russell Company (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on June 20, 2007, File No. 001-32671).*

10.22	—
Amendment No. 2 to License Agreement for Index-Related Derivative Products between Frank-Russell Company and Intercontinental Exchange Holdings, Inc., dated as of March 14, 2011 (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on March 15, 2011, File No. 001-32671).*

10.23	—
Contribution and Asset Transfer Agreement, dated as of May 11, 2000, by and between IntercontinentalExchange, LLC, Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.31 to Intercontinental Exchange Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on October 25, 2005, File No. 333-123500).

10.24	—
First Amendment to Contribution and Asset Transfer Agreement, dated as of May 17, 2000, by and among IntercontinentalExchange, LLC, Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.32 to Intercontinental Exchange Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on October 25, 2005, File No. 333-123500).

10.25	—
Second Amendment to Contribution and Asset Transfer Agreement, dated as of October 24, 2005, by and among Intercontinental Exchange Holdings, Inc., Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.33 to Intercontinental Exchange Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on October 25, 2005, File No. 333-123500).

10.26	—
Intercontinental Exchange Holdings, Inc. Amended and Restated 1999 Stock Option/Stock Issuance Plan (formerly the Creditex Group Inc. Amended and Restated 1999 Stock Option/Stock Issuance Plan) (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on September 2, 2008, File No. 333-153299).

10.27	—
Share Purchase Agreement dated as of July 13, 2011 between ICE Overseas Limited and Fundo de Investimento em Participacoes - Advent de Participacoes for the Advent shares (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on July 14, 2011, File No. 001-32671).

10.28	—
Form of Share Purchase Agreement dated as of July 13, 2011 between ICE Overseas Limited and each of Banco Itaú BBA S/A; Itaú Unibanco Holdings S/A; Banco Itauleasing S/A; BFB Leasing S/A Arrendamento Mercantil; Hipercard Banco Múltiplo S/A; and Banco Itaucard S/A for the Itaú shares (incorporated by reference to Exhibit 10.2 to Intercontinental Exchange Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on July 14, 2011, File No. 001-32671).

10.29	—
Aircraft Time Sharing Agreement dated as of February 6, 2012 between Intercontinental Exchange Holdings, Inc. and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.37 to Intercontinental Exchange Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 8, 2012, File No. 001-32671).

10.30	—
Aircraft Time Sharing Agreement dated as of February 6, 2012 between Intercontinental Exchange Holdings, Inc. and Charles A. Vice (incorporated by reference to Exhibit 10.38 to Intercontinental Exchange Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 8, 2012, File No. 001-32671).

10.31	—
Clearing and Financial Intermediary Services Agreement by and among ICE Clear Europe Limited and LIFFE Administration and Management (incorporated by reference to Exhibit 10.38 to Intercontinental Exchange Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 6, 2013, File No. 001-32671).*

10.32	—
Credit Agreement dated as of July 12, 2013 among Intercontinental Exchange Holdings, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and each of the lenders signatory thereto for a 364 day revolving senior unsecured credit facility in the aggregate principal amount of $600 million (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange Holdings, Inc.’s Form 8-K filed with the SEC on July 15, 2013, File No. 001-32671).

10.33	—
First Amendment and Waiver Agreement to Credit Agreement dated as of September 27, 2013 among Intercontinental Exchange Holdings, Inc., ICE Europe Parent Limited, Intercontinental Exchange, Inc., and Wells Fargo Bank, National Association, for a senior unsecured five-year term loan facility in the aggregate principal amount of $500 million and five-year revolving credit facility in the aggregate principal amount of $2.1 billion (incorporated by reference to Exhibit 10.2 to Intercontinental Exchange, Inc.’s Form 8-K filed with the SEC on October 1, 2013, File No. 333-187402).

10.34	—
First Amendment and Waiver Agreement to Credit Agreement dated as of September 27, 2013 among Intercontinental Exchange Holdings, Inc., Intercontinental Exchange, Inc., Wells Fargo Bank, National Association, Bank of America N.A. and the lenders set forth in the signature pages, for a 364-day revolving senior unsecured credit facility in the aggregate principal amount of $600 million (incorporated by reference to Exhibit 10.3 to Intercontinental Exchange, Inc.’s Form 8-K filed with the SEC on October 1, 2013, File No. 333-187402).

10.35	—
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

10.36	—
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

10.37	—
Amended and Restated Employment Agreement, dated as of March 26, 2012, between Duncan L. Niederauer and NYSE Euronext (incorporated by reference to Exhibit 10.1 to NYSE Euronext's Current Report on Form 8-K filed with the SEC on March 27, 2012 File No. 001-33392).

10.38	—
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

10.39	—
Underwriting Agreement dated as of June 19, 2014 among Euronext N.V., Intercontinental Exchange, Inc. and ICE Europe Parent Limited, and the Managers named therein (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on June 25, 2014).

10.40	—
Amendment to the Amended and Restated Employment Agreement, dated as of February 10, 2014, between Duncan L. Niederauer, NYSE Holdings LLC and Intercontinental Exchange, Inc. (incorporated by reference to Exhibit 10.53 to Intercontinental Exchange, Inc's Annual Report on Form 10-K filed with the SEC on February 14, 2014, File No.001-36198).

12	—	Computation of Ratio of Earnings to Fixed Charges

21.1	—	Subsidiaries of Intercontinental Exchange, Inc.
23.1	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	—	Power of Attorney (included with signature page hereto).
31.1	—	Rule 13a -14(a)/15d -14(a) Certification of Chief Executive Officer.
31.2	—	Rule 13a -14(a)/15d -14(a) Certification of Chief Financial Officer.
32.1	—	Section 1350 Certification of Chief Executive Officer.
32.2	—	Section 1350 Certification of Chief Financial Officer.
101	—
The following materials from Intercontinental Exchange, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Income (Loss) and Redeemable Non-Controlling Interest, (iv) the Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.**

*	Confidential treatment has been previously requested or granted to portions of this exhibit by the SEC.

**
As provided in Rule 406T of Regulation S-T, this information is “furnished” and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless Intercontinental Exchange, Inc. specifically incorporates it by reference.