Form 10-Q
period 2015-03-31
Intercontinental Exchange, Inc.
filed 2015-05-05
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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

(Do not check if a smaller company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☑
As of May 1, 2015, the number of shares of the registrant’s Common Stock outstanding was 111,309,558 shares.

INTERCONTINENTAL EXCHANGE, INC.
Form 10-Q
Quarterly Period Ended March 31, 2015
TABLE OF CONTENTS

PART I.	Financial Statements
Item 1	Consolidated Financial Statements (Unaudited):
	Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014	2
	Consolidated Statements of Income for the three months ended March 31, 2015 and 2014	4
	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014	5
	Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Income (Loss) and Redeemable Non-Controlling Interest for the three months ended March 31, 2015 and for the year ended December 31, 2014	6
	Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014	7
	Notes to Consolidated Financial Statements	8
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4	Controls and Procedures	43

PART II.	Other Information
Item 1	Legal Proceedings	43
Item 1A	Risk Factors	43
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3	Defaults Upon Senior Securities	44
Item 4	Mine Safety Disclosures	44
Item 5	Other Information	44
Item 6	Exhibits	45
SIGNATURES		46

PART I. Financial Statements
Item 1.    Consolidated Financial Statements (Unaudited)

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	As of	As of
	March 31, 2015	December 31, 2014
Assets:
Current assets:
Cash and cash equivalents	$752	$652
Short-term investments	1,073	1,200
Short-term restricted cash and investments	298	329
Customer accounts receivable, net of allowance for doubtful accounts of $1 at March 31, 2015 and December 31, 2014	608	471
Margin deposits and guaranty funds	45,600	47,458
Prepaid expenses and other current assets	155	135
Total current assets	48,486	50,245
Property and equipment, net	879	874
Other non-current assets:
Goodwill	8,504	8,535
Other intangible assets, net	7,724	7,780
Long-term restricted cash and investments	295	297
Long-term investments	309	379
Other non-current assets	231	169
Total other non-current assets	17,063	17,160
Total assets	$66,428	$68,279

Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$392	$337
Section 31 fees payable	92	137
Accrued salaries and benefits	112	205
Deferred revenue	367	69
Short-term debt	1,946	2,042
Margin deposits and guaranty funds	45,600	47,458
Other current liabilities	289	291
Total current liabilities	48,798	50,539
Non-current liabilities:
Non-current deferred tax liability, net	1,913	1,938
Long-term debt	2,247	2,247
Accrued employee benefits	502	516
Other non-current liabilities	474	482
Total non-current liabilities	5,136	5,183
Total liabilities	53,934	55,722
Commitments and contingencies
Redeemable non-controlling interest	169	165

Equity:
Intercontinental Exchange, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; no shares issued or outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; 500 shares authorized; 116 and 112 shares issued and outstanding at March 31, 2015, respectively, and 116 and 113 shares issued and outstanding at December 31, 2014, respectively	1	1
Treasury stock, at cost; 4 and 3 shares at March 31, 2015 and December 31, 2014, respectively	(975)	(743)
Additional paid-in capital	9,983	9,938
Retained earnings	3,441	3,210
Accumulated other comprehensive loss	(153)	(46)
Total Intercontinental Exchange, Inc. shareholders’ equity	12,297	12,360
Non-controlling interest in consolidated subsidiaries	28	32
Total equity	12,325	12,392
Total liabilities and equity	$66,428	$68,279

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Transaction and clearing fees, net	$812	$764
Data services fees	187	157
Listing fees	101	90
Other revenues	56	52
Total revenues	1,156	1,063
Transaction-based expenses:
Section 31 fees	92	74
Cash liquidity payments, routing and clearing	214	192
Total revenues, less transaction-based expenses	850	797
Operating expenses:
Compensation and benefits	151	154
Technology and communication	51	47
Professional services	33	54
Rent and occupancy	16	20
Acquisition-related transaction and integration costs	19	25
Selling, general and administrative	29	26
Depreciation and amortization	89	80
Total operating expenses	388	406
Operating income	462	391
Other income (expense):
Interest expense	(23)	(27)
Other income (expense), net	2	(2)
Other expense, net	(21)	(29)
Income from continuing operations before income tax expense	441	362
Income tax expense	118	101
Income from continuing operations	323	261
Income from discontinued operations, net of tax	—	13
Net income	$323	$274
Net income from continuing operations attributable to non-controlling interest	(8)	(13)
Net income attributable to Intercontinental Exchange, Inc.	$315	$261
Basic earnings per share attributable to Intercontinental Exchange, Inc. common shareholders:
Continuing operations	$2.81	$2.16
Discontinued operations	—	0.12
Basic earnings per share	$2.81	$2.28
Basic weighted average common shares outstanding	112	115
Diluted earnings per share attributable to Intercontinental Exchange, Inc. common shareholders:
Continuing operations	$2.80	$2.15
Discontinued operations	—	0.12
Diluted earnings per share	$2.80	$2.27
Diluted weighted average common shares outstanding	112	116
Dividend per share	$0.65	$0.65

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$323	$274
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax benefit of $4 for the three months ended March 31, 2015	(37)	45
Change in fair value of available-for-sale securities	(70)	60
Other comprehensive income (loss)	(107)	105
Comprehensive income	$216	$379
Comprehensive income attributable to non-controlling interest	(8)	(13)
Comprehensive income attributable to Intercontinental Exchange, Inc.	$208	$366

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Income (Loss)
and Redeemable Non-Controlling Interest
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Shareholders' Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Value	Shares	Value
Balance, as of December 31, 2013	115	$1	—	$(53)	$9,794	$2,482	$125	$32	$12,381	$322
Other comprehensive loss	—	—	—	—	—	—	(171)	—	(171)	—
Issuance of restricted stock	1	—	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	13	—	—	—	13	—
Repurchases of common stock	—	—	(3)	(645)	—	—	—	—	(645)	—
Payments relating to treasury shares	—	—	—	(45)	—	—	—	—	(45)	—
Stock-based compensation	—	—	—	—	105	—	—	—	105	—
Tax benefits from stock option plans	—	—	—	—	26	—	—	—	26	—
Acquisition of redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	16
Adjustment to redemption value	—	—	—	—	—	46	—	—	46	(46)
Distributions of profits	—	—	—	—	—	—	—	(17)	(17)	(16)
Dividends paid to shareholders	—	—	—	—	—	(299)	—	—	(299)	—
Purchase of subsidiary shares	—	—	—	—	—	—	—	—	—	(129)
Net income attributable to non-controlling interest	—	—	—	—	—	(35)	—	17	(18)	18
Net income	—	—	—	—	—	1,016	—	—	1,016	—
Balance, as of December 31, 2014	116	1	(3)	(743)	9,938	3,210	(46)	32	12,392	165
Other comprehensive loss	—	—	—	—	—	—	(107)	—	(107)	—
Exercise of common stock options	—	—	—	—	4	—	—	—	4	—
Repurchases of common stock	—	—	(1)	(196)	—	—	—	—	(196)	—
Payments relating to treasury shares	—	—	—	(36)	—	—	—	—	(36)	—
Stock-based compensation	—	—	—	—	28	—	—	—	28	—
Tax benefits from stock option plans	—	—	—	—	13	—	—	—	13	—
Adjustment to redemption value	—	—	—	—	—	(11)	—	—	(11)	7
Distributions of profits	—	—	—	—	—	—	—	(8)	(8)	(7)
Dividends paid to shareholders	—	—	—	—	—	(73)	—	—	(73)	—
Net income attributable to non-controlling interest	—	—	—	—	—	(8)	—	4	(4)	4
Net income	—	—	—	—	—	323	—	—	323	—
Balance, as of March 31, 2015	116	$1	(4)	$(975)	$9,983	$3,441	$(153)	$28	$12,325	$169

	As of	As of
	March 31, 2015	December 31, 2014
Accumulated Other Comprehensive Income (Loss) was as follows:
Foreign currency translation adjustments	$(24)	$13
Fair value of available-for-sale securities	(15)	55
Employee benefit plans adjustments	(114)	(114)
Accumulated other comprehensive loss	$(153)	$(46)

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$323	$274
Less: income from discontinued operations, net of tax	—	(13)
Income from continuing operations	323	261
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	89	80
Stock-based compensation	24	20
Deferred taxes	(24)	(15)
Amortization of fair market value premium on NYSE Notes	(12)	(14)
Other	(15)	(10)
Changes in assets and liabilities:
Customer accounts receivable	(122)	(49)
Other current and non-current assets	(26)	(11)
Section 31 fees payable	(45)	(13)
Deferred revenue	312	293
Other current and non-current liabilities	(39)	(5)
Total adjustments	142	276
Net cash provided by operating activities from continuing operations	465	537

Investing activities:
Capital expenditures	(39)	(25)
Capitalized software development costs	(21)	(20)
Cash paid for acquisitions, net of cash acquired	—	(142)
Additional contribution to equity method investee	(60)	—
Proceeds from sales of available-for-sale investments	—	10
Purchases of available-for-sale investments	—	(6)
Decrease (increase) in restricted cash and investments	34	(60)
Net cash used in investing activities from continuing operations	(86)	(243)

Financing activities:
Borrowings (repayments) of debt facilities and commercial paper, net	35	(161)
Dividends to shareholders	(73)	(76)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(36)	(36)
Repurchases of common stock	(196)	—
Proceeds from exercise of common stock options	4	2
Distributions of profits to non-controlling interest	(15)	(9)
Other	13	14
Net cash used in financing activities from continuing operations	(268)	(266)
Net cash used in operating activities from discontinued operations	—	(18)
Net cash used in investing activities from discontinued operations	—	(6)
Effect of exchange rate changes on cash and cash equivalents	(11)	(1)
Net increase in cash and cash equivalents	100	3
Cash and cash equivalents, beginning of period	652	961
Cash and cash equivalents, end of period	$752	$964

Supplemental cash flow disclosure:
Cash paid for income taxes	$51	$46
Cash paid for interest	$1	$5

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.	Description of Business
We are a leading global operator of regulated exchanges and clearing houses and a provider of data services for financial and commodity markets. We operate global marketplaces for trading and clearing a broad array of securities and derivatives contracts across major asset classes, including energy and agricultural commodities, interest rates, equities, equity derivatives, credit derivatives, bonds and currencies.
Our regulated exchanges include futures exchanges in the United States, United Kingdom, Canada, Singapore and Europe, three cash equities exchanges and two equity options exchanges. We operate over-the-counter ("OTC") markets for physical energy and credit default swaps ("CDS"). We also currently operate seven central counterparty clearing houses (Note 8). Through our trading, clearing, listings and post-trade platforms, we bring together buyers and sellers by offering liquid markets, benchmark products, access to capital markets, and a range of services to support market participants’ trading, risk management and capital raising activities.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by us in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2014. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in our opinion, necessary for a fair presentation of results for the interim periods presented. These adjustments are of a normal recurring nature.
Preparing financial statements requires us to make certain estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from these estimates. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
The accompanying unaudited consolidated financial statements include the accounts of us and our wholly-owned and controlled subsidiaries. All intercompany balances and transactions between us and our wholly-owned and controlled subsidiaries have been eliminated in the consolidation. For those consolidated subsidiaries in which our ownership is less than 100% and for which we have control over the assets and liabilities and the management of the entity, the outside stockholders’ interests are shown as non-controlling interests. In instances where outside stockholders' hold an option to require us to repurchase the outside stockholders' interest, these interests are shown as redeemable non-controlling interests.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. As discussed in Note 12, we completed the initial public offering ("IPO") and sale of our wholly-owned subsidiary Euronext and completed the sales of our wholly-owned subsidiaries Wombat, NYFIX and Metabit during 2014, and have included the financial results of these companies in discontinued operations in the accompanying consolidated financial statements.

3.	Goodwill and Other Intangible Assets

The following is a summary of the activity in the goodwill balance for the three months ended March 31, 2015 (in millions):

Goodwill balance at December 31, 2014	$8,535
Foreign currency translation	(30)
Other activity, net	(1)
Goodwill balance at March 31, 2015	$8,504

The following is a summary of the activity in the other intangible assets balance for the three months ended March 31, 2015 (in millions):

Other intangible assets balance at December 31, 2014	$7,780
Foreign currency translation	(18)
Amortization of other intangible assets	(38)
Other intangible assets balance at March 31, 2015	$7,724

The foreign currency translation adjustments in the tables above result from a portion of our goodwill and other intangible assets being held at our United Kingdom, European, Singapore and Canadian subsidiaries, some of whose functional currencies are not the U.S. dollar. We did not recognize any impairment losses on goodwill or other intangible assets during the three months ended March 31, 2015 and 2014.

4.	Deferred Revenue

Deferred revenue represents consideration received that is yet to be recognized as revenue. Total deferred revenue was $450 million as of March 31, 2015, including $367 million in current deferred revenue and $83 million in non-current deferred revenue. The changes in our deferred revenue during the three months ended March 31, 2015 are as follows (in millions):

	Annual Listing Fee Revenue	Original Listing Fee Revenues	Other Listing Fee Revenues	Data Services Fees and Other Revenues	Total
Deferred revenue balance at December 31, 2014	$—	$47	$34	$55	$136
Additions	354	6	19	61	440
Amortization	(89)	(2)	(3)	(32)	(126)
Deferred revenue balance at March 31, 2015	$265	$51	$50	$84	$450

5.	Debt

Our total debt, including short-term and long-term debt, consisted of the following as of March 31, 2015 and December 31, 2014 (in millions):

	As of	As of
	March 31, 2015	December 31, 2014
Debt:
Commercial Paper	$940	$905
NYSE EUR Notes (5.375% senior unsecured notes due June 30, 2015)	1,006	1,137
Short-term debt	1,946	2,042
NYSE USD Notes (2.00% senior unsecured notes due October 5, 2017)	853	853
2018 Senior Notes (2.50% senior unsecured notes due October 15, 2018)	600	600
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	794	794
Long term debt	2,247	2,247
Total debt	$4,193	$4,289
2014 Credit Facility
On April 3, 2014, we entered into a $3.0 billion senior unsecured revolving credit facility (the “2014 Credit Facility”). The 2014 Credit Facility includes an option for us to propose an increase in the aggregate amount by up to $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. The 2014 Credit Facility matures on April 3, 2019. No amounts were outstanding under the 2014 Credit Facility as of March 31, 2015. Of the $3.0 billion that is available for borrowing under the 2014 Credit Facility, $940 million is required to back-stop the amount outstanding under our U.S. dollar commercial paper program (the “Commercial Paper Program”) as of March 31, 2015 and $303 million is reserved to provide liquidity or required financial resources for our clearing houses. The amount required to back-stop the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $1.8 billion as of March 31, 2015 is available to us to use for working capital and general corporate purposes, and any portion of the revolving credit facility no longer necessary in the future to be reserved for the foregoing purposes will be available to us to use for working capital and general corporate purposes.

Commercial Paper Program
Our Commercial Paper Program is currently backed by the borrowing capacity available under the 2014 Credit Facility, equal to the amount of the commercial paper that is issued and outstanding at any given point in time. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (such as USD LIBOR). The fluctuation of these rates due to market conditions may impact our interest expense.
Commercial paper notes of $940 million with original maturities ranging from 1 to 90 days were outstanding as of March 31, 2015 under the Commercial Paper Program. As of March 31, 2015, the weighted average interest rate on the $940 million outstanding under the Commercial Paper Program was 0.23% per annum, with a weighted average maturity of 23 days. We used net proceeds from the Commercial Paper Program during the three months ended March 31, 2015 for general corporate purposes.
NYSE Notes
In connection with our acquisition on November 13, 2013 of NYSE Euronext, which we refer to as NYSE following the IPO and sale of Euronext in 2014, one of our subsidiaries assumed NYSE's outstanding debt instruments, which included $850 million of 2.00% senior unsecured fixed rate notes due in October 2017 (the “NYSE USD Notes”) and €920 million ($1.0 billion) of 5.375% senior unsecured fixed rate notes due in June 2015 (the “NYSE EUR Notes”, and together with the NYSE USD Notes, the "NYSE Notes").
Upon closing of the Euronext IPO on June 24, 2014, we received €1.4 billion ($1.9 billion) in net cash proceeds. We elected to set aside sufficient euro-denominated cash from the proceeds to effectively pre-fund the maturity of the NYSE EUR Notes and the related final interest coupon payment, both due on June 30, 2015. In connection with this, in July 2014, we placed €969 million ($1.0 billion) of the cash proceeds from the Euronext IPO in term deposits at various banks with a maturity date of June 25, 2015 to cover the €920 million ($995 million) principal and the €49 million ($53 million) final interest coupon payment due on June 30, 2015. These deposits are classified as short-term investments in the accompanying consolidated balance sheet as of March 31, 2015.
In accordance with purchase accounting, we recorded the NYSE Notes at fair value on the November 13, 2013 acquisition date. Based on public debt prices, as of this date, the NYSE USD Notes had a fair value of $854 million (an increase of $4 million from its November 13, 2013 face value) and the NYSE EUR Notes had a fair value of $1.3 billion (an increase of $89 million from its November 13, 2013 face value). To record the NYSE Notes at fair value, the increase in the carrying amount of the NYSE Notes is amortized as a reduction to the interest expense recorded by us in the consolidated statements of income over the remaining maturities of the NYSE Notes. During the three months ended March 31, 2015 and 2014, the amortization of the increase in the fair value of the NYSE Notes was $12 million and $14 million, respectively.
Senior Notes
In October 2013, we issued $600 million aggregate principal amount of 2.50% senior unsecured fixed rate notes due October 2018 (the “2018 Senior Notes”) and $800 million aggregate principal amount of 4.00% senior unsecured fixed rate notes due October 2023 (the “2023 Senior Notes”, together with the 2018 Senior Notes, the “Senior Notes”).

6.	Equity
We currently sponsor employee and director stock option and restricted stock plans. Stock options and restricted stock are granted at the discretion of the compensation committee of the board of directors. All stock options and restricted stock awards are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options and restricted stock on the date of grant is recognized as expense over the vesting period, net of estimated forfeitures. The non-cash compensation expenses recognized in our consolidated statements of income for stock options and restricted stock were $24 million and $17 million for the three months ended March 31, 2015 and 2014, respectively.
Stock Option Plans
The following is a summary of stock options for the three months ended March 31, 2015:

	Number of Options	Weighted Average Exercise Price per Option
Outstanding at December 31, 2014	762,867	$136.03
Granted	176,464	207.97
Exercised	(35,580)	94.72
Outstanding at March 31, 2015	903,751	151.70

Details of stock options outstanding as of March 31, 2015 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Vested or expected to vest	903,751	$151.70	6.6	$74
Exercisable	596,511	$128.04	5.2	$63
The total intrinsic value of stock options exercised during the three months ended March 31, 2015 and 2014 were $5 million and $12 million, respectively. As of March 31, 2015, there were $12 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.2 years as the stock options vest.
We use the Black-Scholes option pricing model for purposes of valuing stock option awards. During the three months ended March 31, 2015 and 2014, we used the weighted-average assumptions in the table below to compute the value of all options for shares of common stock granted to employees:

	Three Months Ended March 31,
Assumptions:	2015	2014
Risk-free interest rate	1.08%	1.23%
Expected life in years	5.0	5.0
Expected volatility	24%	27%
Expected dividend yield	1.25%	1.26%
Estimated weighted-average fair value of options granted per share	$40.94	$45.23
The risk-free interest rate is based on the zero-coupon U.S. Treasury yield curve in effect at the time of grant. The expected life computation is derived from historical exercise patterns and anticipated future patterns. Expected volatilities are based on historical volatility of our stock.
Restricted Stock Plans
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
As of March 31, 2015, we determined that it is probable that the target financial performance level will be met for 2015. Based on this assessment, we recorded non-cash compensation expense of $5 million for the three months ended March 31, 2015, related to these shares and the remaining $38 million in non-cash compensation expense will be recorded on an accelerated basis over the remaining vesting period, including $20 million of which will be recorded over the remainder of 2015.
The following is a summary of the non-vested restricted shares for the three months ended March 31, 2015:

	Number of Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share
Non-vested at December 31, 2014	1,070,995	$176.82
Granted	506,560	207.31
Vested	(369,511)	153.79
Forfeited	(18,840)	193.04
Non-vested at March 31, 2015	1,189,204	196.70

Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance-based shares have been adjusted to reflect the actual shares to be issued based on the achievement of past performance targets. Non-vested performance-based restricted shares granted are presented in the table above at the maximum number of restricted shares that would vest if the maximum performance targets are met. As of March 31, 2015, there were $175 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted-average period of 2.3 years as the restricted stock vests. These unrecognized compensation costs assume that a target performance level will be met on the performance-based restricted shares granted in January 2015. During the three months ended March 31, 2015 and 2014, the total fair value of restricted stock vested under all restricted stock plans was $80 million and $84 million, respectively.
Stock Repurchase Program
In September 2014, we entered into a Rule 10b5-1 trading plan as authorized by our board of directors permitting open market repurchases of our common stock based on certain parameters described in the trading plan. During the three months ended March 31, 2015, we repurchased 872,300 shares of our outstanding common stock under the Rule 10b5-1 trading plan at a cost of $196 million. During the first quarter of 2015, our board of directors approved an increase of our share repurchase authorization to an aggregate of $600 million of our common stock with no fixed expiration date, effective as of April 1, 2015.
We expect to fund any remaining repurchases with a combination of cash on hand, future cash flows and by borrowing under our credit facilities and in connection with our Commercial Paper Program. The timing and extent of any future repurchases that are not made pursuant to the Rule 10b5-1 trading plan will be at our discretion and will depend upon market conditions, the amount authorized by our board of directors, our stock price, our target debt ratio and corporate debt rating, and our strategic growth initiatives at that time. We may discontinue the stock repurchases at any time and may terminate the current Rule 10b5-1 trading plan or enter into a new Rule 10b5-1 trading plan in the future. In addition, our board of directors may increase or decrease the amount of capacity we have for repurchases from time to time.

7.	Income Taxes from Continuing Operations
Our effective tax rate from continuing operations was 27% and 28% for the three months ended March 31, 2015 and 2014, respectively. The effective tax rates for the three months ended March 31, 2015 and 2014 are lower than the federal statutory rate primarily due to the favorable foreign income tax rate differentials, partially offset by state income taxes. Favorable foreign income tax rate differentials result from lower tax rates in the United Kingdom, the Netherlands and various other lower tax jurisdictions than compared to the tax rates in the United States.
Our non-U.S. subsidiaries had $2.4 billion in cumulative undistributed earnings as of March 31, 2015. This amount represents the post-income tax earnings under U.S. GAAP adjusted for previously taxed income. The earnings from our non-U.S. subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability is not practicable. Any future distribution by way of dividend of these non-U.S. earnings may subject us to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to various non-U.S. countries.

8.	Clearing Organizations
We currently operate seven regulated central counterparty clearing houses for the settlement and clearance of derivative contracts. The seven clearing houses include ICE Clear Europe, ICE Clear U.S., ICE Clear Credit, ICE Clear Canada, Holland Clearing House ("HCH"), The Clearing Corporation ("TCC") and ICE Clear Singapore ("ICSG"), and are referred to herein collectively as the “ICE Clearing Houses”. ICSG is not yet operational due to the transition to our technology that is underway. We anticipate launching ICSG later this year.
Each of the ICE Clearing Houses requires all clearing members to maintain cash on deposit or pledge certain assets, which may include government obligations, non-government obligations, letters of credit or gold to guarantee performance on the clearing members’ open positions. Such amounts in total are known as “original margin.” The ICE Clearing Houses may make intraday original margin calls in circumstances where market conditions require additional protection. The daily profits and losses from and to the ICE Clearing Houses in respect of marking to market open contracts is known as “variation margin”. The ICE Clearing Houses mark all outstanding contracts to market, and therefore pay and collect variation margin, at least once daily, and in some cases multiple times throughout the day. Marking-to-market allows the ICE Clearing Houses to identify any clearing members that may be unable to satisfy the financial obligations resulting from changes in the prices of their open contracts before those financial obligations become exceptionally large and jeopardize the ability of the ICE Clearing Houses to ensure financial performance of clearing members’ open positions.
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
Each of the ICE Clearing Houses has equal and offsetting claims to and from their respective clearing members on opposite sides of each cleared contract. This arrangement allows the ICE Clearing Houses to serve as the central financial counterparty on every cleared contract. Each ICE Clearing House bears financial counterparty credit risk in the event that market movements create conditions that lead to its clearing members failing to meet their financial obligations to that ICE Clearing House. Accordingly, the ICE Clearing Houses account for this central counterparty guarantee as a performance guarantee. Given that each contract is margined and marked or settled on at least a daily basis for each clearing member, the ICE Clearing Houses’ maximum estimated exposure for this guarantee, excluding the effects of original and variation margin requirements and mandatory deposits to the applicable Guaranty Fund by clearing members, is $67.1 billion as of March 31, 2015, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one day movement in pricing of the underlying unsettled contracts. This amount is based on calculations determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than the amount estimated by the ICE Clearing Houses. The net notional value of unsettled contracts was $2.4 trillion as of March 31, 2015. We performed calculations to determine the fair value of our counterparty performance guarantee taking into consideration factors such as daily settlement of contracts, margining requirements, other elements of our risk management program, historical evidence of default payments, and estimated probability of potential default payouts by the ICE Clearing Houses. Based on these analyses, the estimated counterparty performance guaranty liability was determined to be nominal and no liability was recorded as of March 31, 2015 and December 31, 2014.
The ICE Clearing Houses seek to reduce their exposure through a risk management program that includes initial and ongoing financial standards for clearing member admission and continued membership, original and variation margin requirements, and mandatory deposits to the Guaranty Fund. The amounts that the clearing members are required to maintain in the original margin and Guaranty Fund accounts are determined by standardized parameters established by the risk committees, risk management departments and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time. As of March 31, 2015 and December 31, 2014, the ICE Clearing Houses have received or have been pledged $76.8 billion and $77.0 billion, respectively, in cash and non-cash collateral in original margin and Guaranty Fund deposits to cover price movements of underlying contracts. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations up to the limits established under the respective rules of each ICE Clearing House.
Should a particular clearing member fail to deposit original margin, or to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate or hedge the clearing member’s open positions and use the clearing member’s margin and Guaranty Fund deposits to make up any amount owed. In the event that those deposits are not sufficient to pay the amount owed in full, the ICE Clearing Houses may utilize the respective Guaranty Fund deposits of their respective clearing members on a pro-rata basis for that purpose. We have contributed $128 million, $50 million and $50 million to the ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. Guaranty Funds, respectively, as of March 31, 2015, and such amounts are at risk and could be used in the event of a clearing member default where the amount of the defaulting clearing member’s original margin and Guaranty Fund deposits are insufficient. The $228 million combined contributions as of March 31, 2015 are included in long-term restricted cash in the accompanying consolidated balance sheet.
As of March 31, 2015, original margin and Guaranty Fund cash deposits are as follows for the ICE Clearing Houses (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE Clear Canada, HCH and TCC	Total
Original margin	$24,484	$11,972	$3,925	$89	$40,470
Guaranty Fund	2,868	1,946	305	11	5,130
Total	$27,352	$13,918	$4,230	$100	$45,600
As of December 31, 2014, original margin and Guaranty Fund cash deposits are as follows for the ICE Clearing Houses (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE Clear Canada, HCH and TCC	Total
Original margin	$23,291	$14,056	$4,285	$42	$41,674
Guaranty Fund	3,048	2,408	290	38	5,784
Total	$26,339	$16,464	$4,575	$80	$47,458

We have recorded these cash deposits in the accompanying consolidated balance sheets as current assets with corresponding current liabilities to the clearing members of the relevant ICE Clearing House. All cash, securities and letters of credit are available only to meet the financial obligations of that clearing member to the relevant ICE Clearing House. ICE Clear Europe, ICE Clear U.S., ICE Clear Credit, ICE Clear Canada, HCH, TCC and ICSG are separate legal entities and are not subject to the liabilities of the other ICE Clearing Houses or the obligations of the members of the other ICE Clearing Houses. The amount of these cash deposits may fluctuate due to the types of margin collateral choices available to clearing members and the change in the amount of deposits required. As a result, these assets and corresponding liabilities may vary significantly over time. The majority of cash held by the ICE Clearing Houses is secured overnight in reverse repurchase agreements or direct investment in U.S. government securities. Remaining balances are invested overnight across a diverse set of high quality financial institutions.
In addition to the cash deposits for original margin and the Guaranty Fund, the ICE Clearing Houses have also received other assets from clearing members, which may include government obligations, certain agency and corporate debt, letters of credit or gold to mitigate credit risk. These assets are not reflected in the accompanying consolidated balance sheets as the risks and rewards of these assets remain with the clearing members. These assets are held in safekeeping and any interest and gain or loss accrues to the clearing member. For certain non-cash deposits, the ICE Clearing Houses may impose discount or "haircut" rates to ensure adequate collateral levels to account for fluctuations in the market value of these deposits. As of March 31, 2015 and December 31, 2014, the assets pledged by the clearing members as original margin and Guaranty Fund deposits for each of the ICE Clearing Houses are detailed below (in millions):

	As of March 31, 2015				As of December 31, 2014
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE Clear Canada, HCH and TCC	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE Clear Canada, HCH and TCC
Original margin:
Government securities at face value	$19,718	$3,896	$6,389	$111	$18,284	$3,235	$6,972	$99
Letters of credit	—	—	—	199	—	—	—	4
Total	$19,718	$3,896	$6,389	$310	$18,284	$3,235	$6,972	$103
Guaranty Fund:
Government securities at face value	$259	$335	$186	$83	$284	$424	$190	$15

9.	Commitments and Contingencies
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
On October 2, 2014, Barclays filed a motion before the U.S. Judicial Panel on Multidistrict Litigation (the "MDL Panel") requesting that a separate lawsuit filed against Barclays in the U.S. District Court for the Central District of California be transferred to the Southern District judge handling the City of Providence lawsuit for consolidated or coordinated pre-trial proceedings. On December 12, 2014, the MDL Panel entered an order granting Barclays’ motion and transferring the matter to the Southern District. Depending on the outcome of further pre-trial proceedings to occur in the Southern District, the scope of this litigation could be expanded.
In May 2014, three purported class action lawsuits were filed in the Southern District by Harold Lanier against the securities exchanges that are participants in each of the three national market system data distribution plans - the Consolidated Tape Association/Consolidated Quotation Plan, the Nasdaq UTP Plan, and the Options Price Reporting Authority (the “Plans”) - which are established under the Exchange Act and regulated by the SEC. On August 15, 2014, Lanier filed amended complaints in each of the three lawsuits but did not alter the named defendants. New York Stock Exchange LLC, NYSE Arca, Inc. and NYSE MKT LLC, which are our subsidiaries, are among the defendants named in one or more of the suits. Lanier is claiming to sue on behalf of him and all other similarly situated subscribers to the market data disseminated by the Plans. Lanier’s allegations include that the exchange participants in the Plans breached agreements with subscribers by disseminating market data in a discriminatory manner in that other “preferred” customers allegedly received their data faster than the proposed class. The complaints seek, among other relief, unspecified compensatory damages, restitution of the putative class’s subscription fees paid to the defendants, disgorgement of the fees paid by the so-called preferred customers, and injunctive and declaratory relief. On September 29, 2014, the defendants moved to dismiss the amended complaint. On April 28, 2015, the court issued an opinion and order granting the motion and dismissing the three lawsuits with prejudice. The court determined that the claims were preempted by a “comprehensive federal regulatory scheme”, and that in any event Lanier had failed to state a claim for breach of contract.
One of our subsidiaries, NYSE Brazil Holdings, B.V. ("NYSE BV"), is a party to a pending arbitration proceeding initiated by an arbitration demand dated June 4, 2014 in Brazil, filed by ATG Americas Trading Group, S.A. ("ATG") and ATS Brasil S.A. (“ATS”). NYSE BV and ATG own 20% and 80%, respectively, of the equity in ATS, a company with a prospective cash equity trading platform in Brazil, which is not yet operational. ATG and ATS allege NYSE BV breached certain obligations and assert damages of at least 100 million Brazilian Reais ($31 million based on the Brazilian Real/U.S. dollar exchange rate of 0.3131 as of March 31, 2015). The case has not yet proceeded to a point where ATG and ATS would be required to provide factual support for its damages demand, whether 100 million Brazilian Reais, or a materially higher amount. NYSE BV has served ATG and ATS with a responsive statement which denies liability in connection with the claims, and we are defending the proceeding. The arbitration panel has been appointed and is first deciding a threshold issue presented by ATG/ATS - whether to expand the arbitration to include other of our subsidiaries as parties - before scheduling further proceedings in the matter. Because this arbitration is in an unfamiliar forum under foreign law, we have less ability to predict results than we would in a U.S. proceeding.
Redeemable Non-controlling Interest
We currently own 84% of NYSE Amex Options, one of our two U.S. options exchanges. The remaining 16% of the outstanding shares is owned by seven external investors, valued at $130 million as of March 31, 2015 and recorded as redeemable non-controlling interest in the accompanying consolidated balance sheet. We plan to repurchase the remaining 16% of shares outstanding from the external investors in the second quarter of 2015.

10.	Pension and Other Benefit Programs
The following table provides the components of net periodic expense (benefit) associated with our pension plans, the supplemental executive retirement ("SERP") plans and the post-retirement benefit plans for the three months ended March 31, 2015 and 2014 in the accompanying consolidated statements of income (in millions):

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Pension Plans	SERP Plans	Post-retirement Benefit Plans	Pension Plans	SERP Plans	Post-retirement Benefit Plans
Service costs	$—	$—	$—	$1	$—	$—
Interest costs	8	1	2	9	1	2
Estimated return on plan assets	(11)	—	—	(12)	—	—
Amortization of loss	1	—	—	—	—	—
Net periodic expense (benefit)	$(2)	$1	$2	$(2)	$1	$2
During the three months ended March 31, 2015, we contributed $2 million to our pension plans. Based on current actuarial assumptions, we anticipate funding an additional $10 million to our pension plans during 2015.

11.	Fair Value Measurements
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
In general, we use Level 1 inputs to determine fair value. The Level 1 assets consist of U.S. Treasury securities, equity and other securities listed in active markets, and investments in publicly traded mutual funds held for the purpose of providing future payments of the SERP and the supplemental executive savings plans.
Financial assets and liabilities recorded in the accompanying consolidated balance sheets as of March 31, 2015 and December 31, 2014 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. Financial instruments measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 are as follows (in millions):

	As of March 31, 2015			As of December 31, 2014
	Level 1	Level 2 and 3	Total	Level 1	Level 2 and 3	Total
Assets at fair value:
Long-term investment in equity securities	$309	$—	$309	$379	$—	$379
U.S. Treasury securities	436	—	436	374	—	374
Mutual Funds	24	—	24	27	—	27
Total assets at fair value	$769	$—	$769	$780	$—	$780
As of March 31, 2015, the fair values of our $1.40 billion Senior Notes and $1.86 billion NYSE Notes are $1.48 billion and $1.87 billion, respectively. The fair values of these fixed rate notes were estimated using quoted market prices for these instruments. The fair value of our other short-term and long-term debt approximates the carrying value since the rates of interest on the debt approximate market rates as of March 31, 2015. All other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.
As of March 31, 2015, we are holding $436 million in U.S. Treasury securities, all of which had maturities of less than one year from the date of purchase. Of these securities, $221 million were recorded as cash and cash equivalents, $87 million were recorded as short-term restricted cash and investments and $128 million were recorded as long-term restricted cash and investments in the accompanying consolidated balance sheet as of March 31, 2015 (all of the U.S. Treasury securities recorded as cash have original maturities of less than 90 days).
We did not use Level 2 and 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of March 31, 2015 or December 31, 2014. We measure certain assets, such as intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of March 31, 2015 and December 31, 2014, none of these assets were required to be recorded at fair value since no impairment indicators were present. Cost and equity method investments were $118 million and $53 million as of March 31, 2015 and December 31, 2014, respectively, and are classified as other non-current assets in the accompanying consolidated balance sheets. The increase in the cost and equity method investments during the three months ended March 31, 2015 is primarily due to an additional $60 million investment we made in The Options Clearing Corporation ("OCC").
We have a 40% ownership interest in OCC. OCC serves as a clearing house for securities options, security futures, commodity futures and options on futures traded on various independent exchanges. OCC clears securities options traded on NYSE Arca and NYSE MKT, along with other non-affiliated exchanges, and is regulated by the SEC as a registered clearing agency and by the Commodity Futures Trading Commission ("CFTC") as a derivatives clearing organization. OCC adopted a new capital plan during the first quarter of 2015, which raised $150 million in equity capital from OCC's shareholders, including $60 million contributed by NYSE. Pursuant to the terms of the capital plan, in exchange for the contributions of equity capital from its shareholders, OCC would be required, subject to determination by its board of directors and compliance with legal requirements, to pay an annual dividend to its shareholders, on a pro rata basis, equal to the after-tax income of OCC, in excess of the amount required to maintain its target capital requirement and satisfy other capital requirements, and after refunds to its clearing members equal to 50% of distributable earnings before tax. In addition, under the OCC capital plan, the OCC shareholders will contribute up to $200 million in additional equity capital if certain capital thresholds are breached, including up to $80 million to be contributed by NYSE. The OCC shareholders would receive Class C stock in exchange for any additional capital contribution. No dividends or other remuneration would be paid to

OCC shareholders holding this stock. Unless and until such $200 million capital contribution is repaid to the shareholders, OCC would be required not to declare any dividends and would be required not to pay refunds to its clearing members.
Subsequent to our investment of the $60 million, aggrieved parties petitioned the SEC to review its approval of the capital plan. As a result of such petition, the implementation of the capital plan was automatically stayed. Consequently OCC will not pay dividends to shareholders or issue refunds to customers until the stay is lifted or the SEC reconfirms its approval of the capital plan. The outcome of the petition is uncertain at this time.

12.	Discontinued Operations
We completed the IPO of our wholly-owned subsidiary Euronext on June 24, 2014 and completed the sales of our wholly-owned subsidiaries Wombat on July 23, 2014, and NYFIX and Metabit on September 19, 2014. We have reflected the results of Euronext, Wombat, NYFIX and Metabit as discontinued operations up to the IPO or sale dates in the accompanying consolidated statement of income and consolidated statement of cash flows for the three months ended March 31, 2014.
The results below include external advisory costs and professional services costs related to the Euronext IPO and sales of Wombat, NYFIX and Metabit of $15 million for the three months ended March 31, 2014, which have been included below with acquisition-related transaction and integration costs from discontinued operations. The results below also include transaction-related compensation and severance costs related to the Euronext IPO and sales of Wombat, NYFIX and Metabit of $21 million for the three months ended March 31, 2014, which have been included below with acquisition-related transaction and integration costs from discontinued operations. Results of discontinued operations were as follows for the three months ended March 31, 2014 (in millions):

Total revenues, less transaction-based expenses	$162
Compensation and benefits	55
Technology and communication	15
Professional services	8
Rent and occupancy	7
Acquisition-related transaction and integration costs	41
Selling, general, administrative	9
Depreciation and amortization	8
Total operating expenses	143
Operating income	19
Other expense, net	1
Income tax expense	5
Income from discontinued operations, net of tax	$13

13.	Condensed Consolidating Financial Statements (Unaudited)

In connection with our acquisition of NYSE, Intercontinental Exchange, Inc. ("ICE") and NYSE Holdings LLC ("NYSE") established various guarantees to protect against structural subordination of each entities’ existing indebtedness. NYSE is our wholly-owned subsidiary and fully and unconditionally guarantees, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of our 2014 Credit Facility, Senior Notes and the Commercial Paper Program. Similarly, ICE fully and unconditionally guarantees, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of the NYSE Notes. The guarantees will remain in place until each applicable debt obligation has been satisfied.

The following unaudited consolidating financial information sets forth, under the equity method of accounting, the condensed consolidating statements of income and comprehensive income, the condensed consolidating balance sheets, and the condensed consolidating statements of cash flows for (i) ICE ("Parent"); (ii) NYSE; (iii) the subsidiary non-guarantors; (iv) elimination entries necessary to consolidate each of ICE and NYSE with the non-guarantor subsidiaries; and (v) on a consolidated basis. The condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements.

Intercontinental Exchange, Inc.
Condensed Consolidating Balance Sheets
As of March 31, 2015
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$8	$—	$744	$—	$752
Intercompany receivable	2,840	—	—	(2,840)	—
Margin deposits and guaranty funds	—	—	45,600	—	45,600
Notes receivable from affiliate, current	—	257	307	(564)	—
Other current assets	—	1,049	1,085	—	2,134
Total current assets	2,848	1,306	47,736	(3,404)	48,486
Property and equipment, net	—	—	879	—	879
Other non-current assets:
Goodwill and other intangible assets, net	—	—	16,228	—	16,228
Investment in subsidiaries	13,862	9,633	—	(23,495)	—
Notes receivable from affiliate, non-current	—	2,919	2,003	(4,922)	—
Other non-current assets	24	10	801	—	835
Total other non-current assets	13,886	12,562	19,032	(28,417)	17,063
Total assets	$16,734	$13,868	$67,647	$(31,821)	$66,428

Current liabilities:
Short-term debt	$940	$1,006	$—	$—	$1,946
Margin deposits and guaranty funds	—	—	45,600	—	45,600
Intercompany payable	—	1,503	1,337	(2,840)	—
Notes payable to affiliates, current	292	272	—	(564)	—
Other current liabilities	53	—	1,199	—	1,252
Total current liabilities	1,285	2,781	48,136	(3,404)	48,798
Non-current liabilities:
Long-term debt	1,394	853	—	—	2,247
Notes payable to affiliates, non-current	1,741	262	2,919	(4,922)	—
Other non-current liabilities	17	—	2,872	—	2,889
Total non-current liabilities	3,152	1,115	5,791	(4,922)	5,136
Total liabilities	4,437	3,896	53,927	(8,326)	53,934
Redeemable non-controlling interest	—	—	169	—	169

Equity:
Total shareholders' equity	12,297	9,972	13,523	(23,495)	12,297
Non-controlling interest in consolidated subsidiaries	—	—	28	—	28
Total equity	12,297	9,972	13,551	(23,495)	12,325
Total liabilities and equity	$16,734	$13,868	$67,647	$(31,821)	$66,428

Intercontinental Exchange, Inc.
Condensed Consolidating Balance Sheets
As of December 31, 2014
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$6	$5	$641	$—	$652
Intercompany receivable	2,793	—	529	(3,322)	—
Margin deposits and guaranty funds	—	—	47,458	—	47,458
Note receivable from affiliate, current	—	313	31	(344)	—
Other current assets	60	1,173	962	(60)	2,135
Total current assets	2,859	1,491	49,621	(3,726)	50,245
Property and equipment, net	—	—	874	—	874
Other non-current assets:
Goodwill and other intangible assets, net	—	—	16,315	—	16,315
Investment in subsidiaries	13,682	9,572	—	(23,254)	—
Note receivable from affiliate, non-current	—	2,790	1,516	(4,306)	—
Other non-current assets	25	11	809	—	845
Total other non-current assets	13,707	12,373	18,640	(27,560)	17,160
Total assets	$16,566	$13,864	$69,135	$(31,286)	$68,279

Current liabilities:
Short-term debt	$905	$1,137	$—	$—	$2,042
Margin deposits and guaranty funds	—	—	47,458	—	47,458
Intercompany payable	—	1,933	1,389	(3,322)	—
Notes payable to affiliates, current	344	—	—	(344)	—
Other current liabilities	30	—	1,069	(60)	1,039
Total current liabilities	1,279	3,070	49,916	(3,726)	50,539
Non-current liabilities:
Long-term debt	1,394	853	—	—	2,247
Notes payable to affiliates, non-current	1,516	—	2,790	(4,306)	—
Other non-current liabilities	17	—	2,919	—	2,936
Total non-current liabilities	2,927	853	5,709	(4,306)	5,183
Total liabilities	4,206	3,923	55,625	(8,032)	55,722
Redeemable non-controlling interest	—	—	165	—	165

Equity:
Total shareholders' equity	12,360	9,941	13,313	(23,254)	12,360
Non-controlling interest in consolidated subsidiaries	—	—	32	—	32
Total equity	12,360	9,941	13,345	(23,254)	12,392
Total liabilities and equity	$16,566	$13,864	$69,135	$(31,286)	$68,279

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Three Months Ended March 31, 2015
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing fees, net	$—	$—	$812	$—	$812
Data services fees	—	—	187	—	187
Listing fees and other revenues	—	—	157	—	157
Total revenues	—	—	1,156	—	1,156
Transaction-based expenses	—	—	306	—	306
Total revenues, less transaction-based expenses	—	—	850	—	850
Operating expenses:
Compensation and benefits	—	—	151	—	151
Technology and communication	—	—	51	—	51
Acquisition-related transaction and integration costs	—	—	19	—	19
Selling, general, administrative and other	1	—	77	—	78
Depreciation and amortization	—	—	89	—	89
Total operating expenses	1	—	387	—	388
Operating income	(1)	—	463	—	462
Total other income (expense), net	18	(30)	(9)	—	(21)
Income before income taxes	17	(30)	454	—	441
Income tax expense	7	—	111	—	118
Equity earnings from subsidiaries	305	97	—	(402)	—
Net income	$315	$67	$343	$(402)	$323
Net income attributable to non-controlling interest	—	—	(8)	—	(8)
Net income attributable to ICE	$315	$67	$335	$(402)	$315

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Comprehensive Income
Three Months Ended March 31, 2015
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income	$315	$67	$343	$(402)	$323
Other comprehensive income (loss):
Foreign currency translation adjustments	—	1	(38)	—	(37)
Change in fair value of available-for-sale-securities	—	—	(70)	—	(70)
Total other comprehensive income (loss)	—	1	(108)	—	(107)
Comprehensive loss of subsidiaries	(107)	(27)	—	134	—
Comprehensive income	208	41	235	(268)	216
Comprehensive income attributable to non-controlling interests	—	—	(8)	—	(8)
Comprehensive income attributable to ICE	$208	$41	$227	$(268)	$208

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Three Months Ended March 31, 2014
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing fees, net	$—	$—	$764	$—	$764
Data services fees	—	—	157	—	157
Listing fees and other revenues	—	—	142	—	142
Total revenues	—	—	1,063	—	1,063
Transaction-based expenses	—	—	266	—	266
Total revenues, less transaction-based expenses	—	—	797	—	797
Operating expenses:
Compensation and benefits	—	—	154	—	154
Technology and communication	—	—	47	—	47
Acquisition-related transaction and integration costs	—	2	23	—	25
Selling, general, administrative and other	—	—	100	—	100
Depreciation and amortization	—	—	80	—	80
Total operating expenses	—	2	404	—	406
Operating income	—	(2)	393	—	391
Total other expense, net	(14)	(6)	(9)	—	(29)
Income from continuing operations before income taxes	(14)	(8)	384	—	362
Income tax expense	(5)	—	106	—	101
Equity earnings from subsidiaries	271	218	—	(489)	—
Income from continuing operations	262	210	278	(489)	261
Income from discontinued operations, net of tax	—	—	13	—	13
Net income	$262	$210	$291	$(489)	$274
Net income attributable to non-controlling interest	—	—	(13)	—	(13)
Net income attributable to ICE	$262	$210	$278	$(489)	$261

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Comprehensive Income
Three Months Ended March 31, 2014
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income	$262	$210	$291	$(489)	$274
Other comprehensive income:
Foreign currency translation adjustments	—	1	44	—	45
Change in fair value of available-for-sale-securities	—	—	60	—	60
Total other comprehensive income	—	1	104	—	105
Comprehensive income of subsidiaries	105	42	—	(147)	—
Comprehensive income	367	253	395	(636)	379
Comprehensive income attributable to non-controlling interests	—	—	(13)	—	(13)
Comprehensive income attributable to ICE	$367	$253	$382	$(636)	$366

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2015
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net cash provided by operating activities from continuing operations	$82	$(612)	$1,008	$(13)	$465
Investing activities:
Decrease in restricted cash	—	—	34	—	34
Loans to subsidiaries	—	73	(707)	634	—
Additional contribution to equity method investee	—	—	(60)	—	(60)
Capital expenditures, capitalized software development costs and other	—	—	(60)	—	(60)
Net cash used in investing activities from continuing operations	—	73	(793)	634	(86)
Financing activities:
Borrowing of debt facilities and commercial paper, net	35	—	—	—	35
Intercompany borrowing	173	534	(73)	(634)	—
Dividends to shareholders	(73)	—	—	—	(73)
Intercompany dividends	—	—	(13)	13	—
Repurchase of common stock	(196)	—	—	—	(196)
Other financing activities	(19)	—	(15)	—	(34)
Net cash used in financing activities from continuing operations	(80)	534	(101)	(621)	(268)
Effect of exchange rates on cash and cash equivalents	—	—	(11)	—	(11)
Net increase (decrease) in cash and cash equivalents	2	(5)	103	—	100
Cash and cash equivalents, beginning of period	6	5	641	—	652
Cash and cash equivalents, end of period	$8	$—	$744	$—	$752

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2014
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net cash provided by operating activities from continuing operations	$88	$227	$315	$(93)	$537
Investing activities:
Increase in restricted cash	—	—	(60)	—	(60)
Cash paid for acquisitions, net of cash acquired	—	—	(142)	—	(142)
Loans to subsidiaries	—	(257)	39	218	—
Capital expenditures, capitalized software development costs and other	—	—	(41)	—	(41)
Net cash used in investing activities from continuing operations	—	(257)	(204)	218	(243)
Financing activities:
Repayments of debt facilities and commercial paper, net	(161)	—	—	—	(161)
Intercompany borrowing	188	30	—	(218)	—
Dividends to shareholders	(76)	—	—	—	(76)
Intercompany dividends	—	—	(93)	93	—
Other financing activities	(34)	—	5	—	(29)
Net cash used in financing activities from continuing operations	(83)	30	(88)	(125)	(266)
Cash and cash equivalents from discontinued operations	—	—	(24)	—	(24)
Effect of exchange rates on cash and cash equivalents	—	—	(1)	—	(1)
Net increase (decrease) in cash and cash equivalents	5	—	(2)	—	3
Cash and cash equivalents, beginning of period	2	—	959	—	961
Cash and cash equivalents, end of period	$7	$—	$957	$—	$964

14.	Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended March 31, 2015 and 2014 (in millions, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Income from continuing operations	$323	$261
Net income from continuing operations attributable to non-controlling interest	(8)	(13)
Net income from continuing operations attributable to ICE	315	248
Net income from discontinued operations attributable to ICE	—	13
Net income attributable to ICE	$315	$261

Basic earnings per share attributable to ICE common shareholders:
Continuing operations	$2.81	$2.16
Discontinued operations	—	0.12
Basic earnings per share	$2.81	$2.28
Basic weighted average common shares outstanding	112	115

Diluted earnings per share attributable to ICE common shareholders:
Continuing operations	$2.80	$2.15
Discontinued operations	—	0.12
Diluted earnings per share	$2.80	$2.27
Diluted weighted average common shares outstanding	112	116

Basic weighted average common shares outstanding	112	115
Effect of dilutive securities - stock options and restricted stock	—	1
Diluted weighted average common shares outstanding	112	116
Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. During the three months ended March 31, 2015 and 2014, 289,269 and 115,652 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect because the outstanding stock option exercise prices were greater than the average market price of the common shares during the relevant periods. Certain figures in the table above may not recalculate due to rounding.

15.	Subsequent Events
We have evaluated subsequent events and determined that no events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q, including the sections entitled “Notes to Consolidated Financial Statements”, “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth in Item 1(A) under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, or our 2014 Form 10-K, as filed with the SEC on February 5, 2015.
Forward-looking statements and other risks and factors that may affect our performance include, but are not limited to: our business environment and trends in our industry; general economic conditions and conditions in global financial markets; volatility in commodity prices, equity prices, and price volatility of financial benchmarks and instruments such as interest rates, credit spreads, equity indexes and foreign exchange rates; changes in domestic and foreign laws, regulations, rules or government policy with respect to financial markets, or our business generally, including changes, increased regulatory scrutiny or enforcement actions; increasing competition and consolidation in our industry; our ability to identify and effectively pursue acquisitions and strategic alliances and successfully integrate the companies we acquire; our ability to realize the anticipated synergies and benefits of the NYSE acquisition within the expected time frame, and integrate NYSE’s operations with our business; the success of our clearing houses and our ability to minimize the risks associated with operating multiple clearing houses in multiple jurisdictions; technological developments, including ensuring that the technology we utilize is not vulnerable to security risks; the accuracy of our cost estimates and expectations; our belief that cash flows from operations will be sufficient to service our current levels of debt and fund our working capital needs and capital expenditures for the foreseeable future; our ability, on a timely and cost-effective basis, to offer additional products and services, leverage our risk management capabilities and enhance our technology; maintaining existing market participants and attracting new ones; protecting our intellectual property rights; not violating the intellectual property rights of others; our ability to identify trends and adjust our business to respond to such trends; potential adverse results of litigation and regulatory actions and proceedings; and our belief in our electronic platform and disaster recovery system technologies. We caution you not to place undue reliance on these forward-looking statements as they speak only as of the date on which such statements were made, and we undertake no obligation to update any forward-looking statement or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all factors that may affect our business and prospects. Further, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
In this Quarterly Report on Form 10-Q, unless otherwise indicated, the terms “Intercontinental Exchange”, “ICE”, “we”, “us”, “our”, “our company” and “our business” refer to Intercontinental Exchange, Inc., together with its consolidated subsidiaries. Due to rounding, figures may not sum exactly.
Overview
We are a leading global operator of regulated exchanges and clearing houses and a provider of data services for financial and commodity markets. We operate global marketplaces for trading and clearing a broad array of securities and derivatives contracts across major asset classes, including energy and agricultural commodities, interest rates, equities, equity derivatives, credit derivatives, bonds and currencies.
Our regulated exchanges include futures exchanges in the United States, United Kingdom, Canada, Singapore and Europe, three cash equities exchanges and two equity options exchanges. We operate over-the-counter, or OTC, markets for physical energy and credit default swaps, or CDS. We also currently operate seven central counterparty clearing houses. Through our trading, clearing, listings and post-trade platforms, we bring together buyers and sellers by offering liquid markets, benchmark products, access to capital markets, and a range of services to support market participants’ trading, risk management and capital raising activities. Our business is conducted as a single reportable business segment.
Regulation Update
Our markets are primarily subject to the jurisdiction of regulatory agencies in the United States, United Kingdom, Canada, Singapore and Europe. Various domestic and foreign governments have undertaken reviews of their existing legal framework governing financial markets, and have either passed new laws and regulations, or are in the process of debating and/or enacting new laws and regulations that apply to our business and to our customers' businesses.

The European Union, or EU, has adopted legislation on OTC and exchange-traded derivatives, clearing houses and trade repositories commonly known as the European Market Infrastructure Regulation, or EMIR. EMIR requires, among other things, all derivatives trades to be reported to trade repositories, clearing of standardized OTC derivative contracts and more stringent prudential, operational and business requirements for clearing houses. EMIR also requires clearing houses to require enough margin to cover an exchange traded derivatives position for two days and requires additional margin to combat pro-cyclicality, which is an increase over the present margining methodology. The increased margin requirements for market participants could make trading of cleared exchange traded derivatives contracts in Europe more expensive for market participants, which may cause our customers to prefer trading products under regulatory regimes in the United States or other jurisdictions. In the absence of a legislative amendment (or other form of relief) that resolves the margin disparity between the EMIR requirement and the requirement of the United States and other jurisdictions, we may move certain products currently traded and cleared in our European markets to the United States or another jurisdiction. Such a legislative amendment or other form of relief is uncertain, and a migration of products would result in operational, regulatory and/or business risks.
Under EMIR, a Central Counterparty, or CCP, must be recognized by the European Securities and Markets Authority, or ESMA, to conduct business in Europe. ICE Clear Europe applied to the Bank of England and is in the process of being authorized as a CCP under EMIR. ICE Clear U.S., ICE Clear Credit and ICE Clear Canada have made applications to ESMA to become recognized as EMIR third country CCPs and ESMA has deemed those applications complete. However, ESMA's recognition of ICE Clear U.S., ICE Clear Credit and ICE Clear Canada as third country CCPs is dependent upon an equivalence decision by the European Commission that each clearing house's home country regulatory framework is "equivalent" to the regulatory framework of the EU. The European Commission and the U.S. Commodity Futures Trading Commission, or CFTC, remain in active dialog regarding the issue of equivalence and a final decision is anticipated in 2015; however, the continuing discussions create regulatory uncertainty for the derivatives markets. Failure by the European Commission to find the United States or Canada equivalent would result in higher capital charges for European clearing firms accessing U.S. or Canadian CCPs and could cause those clearing firms to exit the U.S. and/or Canadian markets.
In addition, the EU finalized Markets in Financial Instruments Directives II, or MiFID II, which prescribes new rules for trading, clearing and reporting of financial products in Europe. In December 2014, ESMA issued the first round of rulemaking (the "Level 2 Text") implementing MiFID II. The legislation and the Level 2 Text, as proposed, requires European CCPs to offer open access to trading venues for products that CCPs currently clear. The draft Level 2 Text states that CCPs must net equivalent products within the CCP, but does not define precise terms under which products must be margined. The legislation applies to both swaps and futures cleared by a European CCP. Open access could impact the trading volumes of ICE Futures Europe if other exchanges are successful in offering competing, equivalent products that ICE Clear Europe would then be requested to clear. In addition, the legislation and draft Level 2 Text extend open access to exchanges, mandating that an exchange offer the ability to clear at any CCP that wants to clear for the exchange. This provision could fracture liquidity in European futures markets. The legislation will not be in place until January 3, 2017 at the earliest, subject to final rule-makings and excluding elective 30-month implementation phase-in periods.
The United States (among other G20 nations) and Europe are implementing the Basel Committee’s supplementary leverage ratio, or SLR, with a goal of full implementation by 2018. The current methodology for calculating the SLR requires that banks treat initial margin for futures and cleared OTC products received as collateral as part of their derivatives balance sheet, which in turn increases the bank’s capital requirements. If implemented in this manner, the SLR could increase the cost of derivatives clearing through banks, which serve the majority of our derivatives markets, and this increase in costs may decrease trading and clearing activity.
For additional information regarding the regulations and regulatory environment affecting our business, see Item 1 “Business - Regulation” and Item 1(A) “Risk Factors” included in our 2014 Form 10-K.
Financial Highlights
The following summarizes our results and significant changes in our financial performance for the periods presented (dollars in millions, except per share amounts):

	Three Months Ended March 31,
	2015	2014	Change
Total revenues, less transaction-based expenses	$850	$797	7%
Total operating expenses	$388	$406	(4)%
Adjusted operating expenses(1)	$336	$350	(4)%
Operating income	$462	$391	18%
Adjusted operating income(1)	$514	$447	15%
Operating margin	54%	49%	5 pts
Adjusted operating margin(1)	60%	56%	4 pts
Other expense, net	$21	$29	(26)%
Income tax expense	$118	$101	17%
Effective tax rate	27%	28%	(1 pt)
Income from continuing operations	$323	$261	24%
Income from discontinued operations, net of tax	$—	$13	n/a
Net income attributable to ICE	$315	$261	20%
Adjusted net income attributable to ICE(1)	$344	$292	17%
Diluted earnings per share attributable to ICE common shareholders	$2.80	$2.27	23%
Adjusted diluted earnings per share attributable to ICE common shareholders(1)	$3.06	$2.53	21%
Cash flows from operating activities of continuing operations	$465	$537	(13)%

(1) The adjusted numbers in the table above are calculated by excluding items that are not reflective of our cash operations and core business performance, net of taxes, as applicable. As a result, these adjusted numbers are not calculated in accordance with U.S. GAAP. See “- Non-U.S. GAAP Financial Measures” below.

•
Total revenues, less transaction-based expenses, increased $53 million for the three months ended March 31, 2015, from the comparable period in 2014, primarily due to increases in the data services fee revenues, listing fee revenues and Brent crude and other oil futures and options transaction and clearing revenues. These increases were partially offset by decreases in certain interest rates futures and options transaction and clearing revenues compared to the prior year period. See “- Revenues” below. Also offsetting the revenue increases during the first quarter of 2015 were the impacts of a strengthening U.S. dollar on our foreign currency exchange rates (primarily for those revenues billed in pounds sterling and euros), which reduced our revenues by $18 million for the three months ended March 31, 2015, from the comparable period in 2014. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” included elsewhere in this Quarterly Report on Form 10-Q for additional information on the impact of currency fluctuations.

•
Total operating expenses decreased $18 million for the three months ended March 31, 2015, from the comparable period in 2014, primarily due to decreases in professional services expenses (related to the reduction in professional services and contractors at NYSE) and decreases in acquisition-related transaction and integration costs (related to lower NYSE integration costs). These decreases were partially offset by increases in depreciation expenses compared to the prior year period primarily due to fixed asset additions relating to the NYSE integration and real estate expenditures relating to the Atlanta and New York headquarters. See “- Operating Expenses” below. Operating expenses also decreased during the first quarter of 2015 due to the impact of a strengthening U.S. dollar on our foreign currency exchange rates (primarily for those operating expenses incurred in pounds sterling and euros), which reduced our operating expenses by $5 million for the three months ended March 31, 2015, from the comparable period in 2014.

Variability in Quarterly Comparisons
The business environments in which we operate directly affect our results of operations. Our results have been and will continue to be affected by many factors, including the level of trading activity in our markets, which during any period is significantly influenced by general market conditions; competition; market share and the pace of industry consolidation; broad trends in the brokerage and finance industry; price levels and price volatility; the number and financial health of companies listed on our cash markets; geopolitical events; weather and disasters; real and perceived supply and demand imbalances; availability of capital; changing technology in the financial services industry; and, legislative and regulatory changes among other factors. In particular, in recent years, the business environment has been characterized by increasing competition among global markets for trading volumes and listings; the globalization of exchanges, customers and competitors; market participants’ demand for speed, capacity and reliability, which requires continuing investment in technology; and, increasing competition for market data revenues. Price volatility increases the need to hedge risk and creates demand among market participants for the exchange of risk. Market liquidity is one of the primary market attributes for attracting and maintaining customers and is an important indicator of a market’s strength. The maintenance and growth of our revenues could also be impacted if we face increased pressure on pricing. Changes in these and other factors could cause our revenues to fluctuate from period to period and these fluctuations may affect the reliability of period to period comparisons of our revenues and operating results. For additional information regarding the factors that affect our results of operations, see Item 1(A) "Risk Factors" included in our 2014 Form 10-K.
Revenues
Total revenues, less transaction-based expenses, exclude Euronext, Wombat, NYFIX and Metabit revenues, which are included in income from discontinued operations for the three months ended March 31, 2014. See "- Discontinued Operations" below. The following table presents our revenues, less transaction-based expenses, from continuing operations (dollars in millions):

	Three Months Ended March 31,
	2015	2014	Change
Revenues:
Brent crude futures and options contracts	$74	$49	51%
Natural gas futures and options contracts	58	57	4
Gasoil futures and options contracts	24	21	14
Other oil futures and options contracts	33	23	43
Power futures and options contracts	21	20	4
Emissions and other energy futures and options contracts	17	23	(29)
Sugar futures and options contracts	27	28	(2)
Other agricultural and metals futures and options contracts	26	26	(2)
Interest rates futures and options contracts	56	80	(30)
Other financial futures and options contracts	33	30	10
Credit default swaps	43	43	—
U.S. cash equities and equity options	388	349	11
Other	12	15	(16)
Transaction and clearing fees, net	812	764	6
Data services fees	187	157	19
Listing fees	101	90	12
Other revenues	56	52	6
Total revenues	1,156	1,063	9
Transaction-based expenses	306	266	15
Total revenues, less transaction-based expenses	$850	$797	7%
Transaction and Clearing Fees
Our transaction and clearing fees are reported on a net basis, except for the transaction-based expenses discussed below, and consist of fees collected from our derivatives trading and clearing and from our U.S. cash trading and equity options businesses. In our derivatives markets, we earn transaction and clearing fees from both counterparties to each contract that is traded and/or cleared. We receive transaction fee revenues from U.S. equity and equity options markets through the New York Stock Exchange, NYSE Arca, NYSE MKT, NYSE Amex Options and NYSE Arca Options, including routing fees related to orders in our markets which are routed to other markets for execution.
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
The Brent crude futures contract is relied upon by a broad range of global market participants, including oil producing nations and multinational companies, to price and hedge their crude oil production and consumption. Brent crude futures and options volumes increased 43% for the three months ended March 31, 2015, from the comparable period in 2014, primarily due to increased volatility in oil prices following price declines and the continuing uncertainty around supply relative to storage. Based on traded volume in our Brent and West Texas Intermediate, or WTI, crude futures contracts, we had 50% and 55% market share of the global crude futures contracts volume for the three months ended March 31, 2015 and 2014, respectively. While total oil volume and revenues increased during the first quarter of 2015, global crude market share declined due to increased volatility in WTI crude oil prices relative to Brent crude oil prices, which drove more trading by non-commercial firms in WTI, as well as increased financial incentive schemes offered by competitors.

Natural gas futures and options volumes declined 10% for the three months ended March 31, 2015, from the comparable period in 2014, while corresponding revenues increased 4% for the three months ended March 31, 2015 from the comparable periods in 2014. The increase in revenues, compared to the volume decrease, was driven by growth in European natural gas volume, which has a higher transaction fee as compared to the North American natural gas contract, where volume declined year over year. European natural gas volumes grew primarily due to the rising demand for central clearing and greater capital efficiencies, and the demand for exchange-traded products relative to swaps contracts. North American natural gas volume declined primarily due to lower volatility due to more muted weather-related impacts compared to the prior first quarter, which featured extreme volatility due to record low temperatures and severe winter weather conditions in the eastern United States which drove volatility in North American natural gas prices and required greater hedging activity.
Gasoil is a key refined oil products benchmark in Europe and Asia, which completed its transition to a new gasoil specification in January 2015. Gasoil futures and options volumes increased 17% for the three months ended March 31, 2015, from the comparable period in 2014, primarily due to greater price volatility associated with oil price volatility and following the transition to the low sulphur gasoil specification. Other oil revenue and volume grew due to oil price volatility and the introduction of new oil products to our markets, as well as the transition to clearing related to regulatory requirements.
Interest rates futures and options volumes decreased 27% for the three months ended March 31, 2015, from the comparable period in 2014. The European interest rate volume declined primarily due to the low interest rate environment and the associated low volatility of the prevailing zero-interest rate policy in Europe.
CDS trade execution revenues at Creditex and ICE Swap Trade were $15 million and $17 million for the three months ended March 31, 2015 and 2014, respectively. The notional value of the underlying CDS traded was $278 billion and $256 billion for the three months ended March 31, 2015 and 2014, respectively. CDS trading remains muted due to financial reform implementation and a general lack of volatility in corporate credit markets.
Total CDS clearing revenues at ICE Clear Credit and ICE Clear Europe were $29 million and $26 million for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015 and 2014, ICE Clear Credit and ICE Clear Europe cleared $3.3 trillion and $3.4 trillion respectively, of CDS notional value. We continue to enhance our CDS product offerings by the expansion of products made available for clearing and by offering portfolio margining. In addition, we continue to see increased participation by European buyside participants clearing in the United States, despite the lack of a buyside clearing mandate in Europe, due to the availability of products and cost efficient margining in the United States.
U.S. cash equities revenues and U.S. equity options revenues were $353 million and $35 million for the three months ended March 31, 2015, respectively, compared to $306 million and $43 million for the three months ended March 31, 2014, respectively. U.S. cash handled volume increased 10% for the three months ended March 31, 2015, compared to the same period in 2014, due to an increase in the total consolidated equities volume and an increase in our market share by 2 points. While U.S. equity options volume decreased 30% for the three months ended March 31, 2015, compared to the same period in 2014, and our market share decreased 6 points, rate per contract improved 13% to $0.18 in the first quarter of 2015, versus $0.16 in the first quarter of 2014. The equity options volume and market share declines primarily relate to the restructuring of the NYSE Amex Options business and to our decision to reduce our share in low or negative fee transactions. While revenues declined, the overall financial contribution of this business was consistent with the prior year due to the retention of a higher percentage of profits associated with the Amex options business that resulted from our repurchase of additional equity in NYSE Amex Options from other shareholders.
Our transaction and clearing fees are presented net of rebates. We recorded rebates of $167 million and $171 million for the three months ended March 31, 2015 and 2014, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded.
In April 2015, we received notice from Russell Investment Group, or Russell, that Russell intends to make trading of contracts based on certain Russell equity indexes non-exclusive no later than August 1, 2015. This is based on the trading volume for this specific group of indexes, which does not include the Russell 2000 index, being below the minimum threshold required to maintain the exclusive rights per the Russell license agreement. The affected indexes have historically had little to no trading activity.

Selected Operating Data
The following table presents trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (dollars in millions, except for and rate per contract amounts):

	Three Months Ended March 31,
	2015	2014	Change
Number of contracts traded:
Brent crude futures and options	54	38	43%
Natural gas futures and options	65	71	(10)
Gasoil futures and options	16	14	17
Other oil futures and options	24	16	51
Power futures and options	8	8	(5)
Emissions and other energy futures and options	3	3	(24)
Sugar futures and options	11	11	(4)
Other agricultural and metals futures and options	12	13	(6)
Interest rates futures and options	95	130	(27)
Other financial futures and options	48	57	(15)
Total	336	361	(7)%

Rate per contract:
Energy futures and options rate per contract	$1.34	$1.28	4%
Agricultural and metals futures and options rate per contract	$2.34	$2.26	4%
Interest rates and other financial futures and options rate per contract	$0.62	$0.59	4%
Open interest is the aggregate number of contracts (long or short) that clearing members hold either for their own account or on behalf of their clients. The following table presents our quarter-end open interest for our futures and options contracts (dollars in millions).

	As of March 31,
	2015	2014	Change
Open interest — in millions of contracts:
Brent crude futures and options	4	3	49%
Natural gas futures and options	20	22	(10)
Gasoil futures and options	1	1	34
Other oil futures and options	5	4	22
Power futures and options	7	8	(3)
Emissions and other energy futures and options	2	2	2
Sugar futures and options	2	1	7
Other agricultural and metals futures and options	2	2	(13)
Interest rates futures and options	15	22	(34)
Other financial futures and options	13	16	(15)
Total	71	81	(12)%

The following table presents selected U.S. cash equities and equity options trading data for the three months ended March 31, 2015 and 2014. All trading volume below is presented as net daily trading volume and is single counted.

	Three Months Ended March 31,
	2015	2014	Change
U.S. cash equities (shares in millions):
NYSE listed (tape A) issues:
Handled volume	1,182	1,080	9%
Matched volume	1,161	1,051	10%
Total NYSE listed consolidated volume	3,680	3,600	2%
Share of total matched consolidated volume	32%	29%	3 pts
NYSE Arca, NYSE MKT and regional listed (tape B) issues:
Handled volume	325	271	20%
Matched volume	309	256	21%
Total NYSE Arca, NYSE MKT and regional listed consolidated volume	1,356	1,204	13%
Share of total matched consolidated volume	23%	21%	2 pts
Nasdaq listed (tape C) issues:
Handled volume	213	215	(1)%
Matched volume	199	195	2%
Total Nasdaq listed consolidated volume	1,902	2,169	(12)%
Share of total matched consolidated volume	10%	9%	1 pt
Total U.S. cash handled volume	1,720	1,566	10%
Total U.S. cash market share matched	24%	22%	2 pts

U.S. equity options (contracts in thousands):
NYSE equity options	2,717	3,874	(30)%
Total U.S. equity options volume	14,822	16,073	(8)%
NYSE share of total U.S. equity options	18%	24%	(6 pts)

Revenue capture or rate per contract:
U.S. cash equities revenue capture (per 100 shares)	$0.049	$0.047	4%
U.S. equity options rate per contract	$0.185	$0.160	16%
Handled volume represents the total number of shares of equity securities, ETFs and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
Data Services Fees
We generate revenues from the dissemination of our market data to a variety of users. Subscribers can obtain access to our market data services either directly or through third-party distributors. In our derivatives markets, data fees primarily relate to subscription fees charged for user and license access from data vendors and from the end users, view only data access, direct access services, terminal access, daily indexes and end of day reports. In our cash products, we earn market data fees relating to our cash trading and related data services. We collect these data fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products.
Our data services fee revenues increased during the three months ended March 31, 2015 primarily due to data services fees relating to SuperDerivatives. SuperDerivatives, which we acquired in October 2014, is a leading provider of risk management analytics, financial market data and valuation services and the acquisition is intended to accelerate our multi-asset class clearing, risk management and data services strategy. Data services fee revenues exclude Euronext data services fee revenues, which are included in income from discontinued operations for the three months ended March 31, 2014. See "- Discontinued Operations" below.
Listing Fees
We recognize listing fee revenues in our securities markets from two types of fees applicable to companies listed on our U.S. cash equities exchanges - listing fees and annual fees. Listing fees consist of two components: original listing fees and fees related to other corporate-related actions. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that a company initially lists. Original listing fees, however, are generally not applicable to companies that transfer to one of our U.S. securities exchanges from another market, except for companies transferring to NYSE MKT from the over-the-counter market. Other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new shares to be listed, such as stock splits, rights issues and sales of additional securities, as well as mergers and acquisitions, which are subject to a minimum and maximum fee. Original listing fees are recognized as revenue on a straight-line basis over estimated service periods of nine years for NYSE and five years for NYSE Arca and NYSE MKT. Other corporate action listing fees are recognized as revenue on a straight-line basis over estimated service periods of six years for NYSE and three years for NYSE Arca and NYSE MKT. Unamortized balances are recorded as deferred revenue in our consolidated balance sheet.
Annual fees are charged based on the number of outstanding shares of listed U.S. companies at the end of the prior year. Non-U.S. companies pay fees based on the number of listed securities issued or held in the United States. Annual fees are recognized as revenue on a pro rata basis over the calendar year.
Listing fee revenues increased for the three months ended March 31, 2015, from the comparable period in 2014, due to the amortization of the original listing fees incurred since the acquisition of NYSE and due to additional annual listing fee revenue recognized on these new customers. At the time of our acquisition of NYSE, we did not have a legal performance obligation relating to these listing fees. Therefore, in connection with purchase accounting and in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, we assigned a fair value of zero to the NYSE unamortized deferred revenue balances relating to the listing fees as of the acquisition date of November 13, 2013 (the historical original listing fees deferred revenue balance as of that date was $486 million). The listing fees unamortized deferred revenue balance as of March 31, 2015 of $101 million relates to original and other corporate action listing fees incurred and billed and not yet recognized as revenue subsequent to the November 13, 2013 acquisition through March 31, 2015.
Listing fees revenues exclude Euronext listing fee revenues, which are included in income from discontinued operations. See "- Discontinued Operations" below.
Other Revenues
Other revenues related to various fees for services provided to our customers, including fees for facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, ICE Chat and ICE Options Analytics subscription fees, ICE Endex membership fees, agricultural grading and certification fees, regulatory penalties and fines, and interest income on certain clearing margin deposits. Other revenues exclude Euronext, Wombat, NYFIX and Metabit other revenues, which are included in income from discontinued operations. See "- Discontinued Operations" below.
Transaction-Based Expenses
Our U.S. equities and options markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. These Section 31 fees are designed to recover the government's costs of supervising and regulating the securities markets and securities professionals. We, in turn, collect activity assessment fees, which are included in transaction and clearing fees in our consolidated statements of income, from member organizations clearing or settling trades on the U.S. equities and options exchanges and recognize these amounts when invoiced. The activity assessment fees are designed so that they are equal to the Section 31 fees which are included in transaction-based expenses in our consolidated statements of income. As a result, activity assessment fees and Section 31 fees do not have an impact on our net income. Activity assessment fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semi-annually and recorded as an accrued liability until paid. As of March 31, 2015, the accrued liability related to the un-remitted SEC Section 31 fees was $92 million.
We also incur liquidity payments made to cash trading customers and routing charges made to other exchanges that are included in transaction-based expenses. We incur routing charges when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our U.S. securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. Additionally, we include costs incurred due to erroneous trade execution within routing as transaction-based expenses. Furthermore, NYSE Arca incurs clearance, brokerage and related transaction expenses and per trade service fees paid to exchanges for trade execution. Section 31 fees and routing fees collected from customers are recorded on a gross basis as a component of transaction and clearing fee revenue.

Operating Expenses
Total operating expenses exclude Euronext, Wombat, NYFIX and Metabit operating expenses, which are included in income from discontinued operations for the three months ended March 31, 2014. See "- Discontinued Operations" below. The following table presents our operating expenses from continuing operations (dollars in millions):

	Three Months Ended March 31,
	2015	2014	Change
Compensation and benefits	$151	$154	(2)%
Technology and communication	51	47	9%
Professional services	33	54	(40)%
Rent and occupancy	16	20	(19)%
Acquisition-related transaction and integration costs	19	25	(21)%
Selling, general and administrative	29	26	6%
Depreciation and amortization	89	80	12%
Total operating expenses	$388	$406	(4)%
As of March 31, 2015, we had 2,887 employees. As of March 31, 2014, excluding the 1,269 employees relating to the discontinued operations of Euronext, Wombat, NYFIX and Metabit, we had 2,779 employees. The increase in the employee headcount was primarily due to headcount increases of 317 employees related to our acquisitions, partially offset by employee terminations relating to the integration of NYSE. Non-cash compensation expenses recognized in our consolidated financial statements for employee stock options and restricted stock were $24 million and $17 million for the three months ended March 31, 2015 and 2014, respectively. The increase in non-cash compensation expenses is a result of a greater restricted stock award value in the January 2015 annual award, primarily due to more awards to NYSE employees than in the same period in the period year, and due to the earlier grant date of the annual performance-based restricted stock award in 2015 as compared to 2014. Despite the net increase in employee headcount and increased non-cash expenses, overall compensation and benefits expenses declined $3 million for the three months ended March 31, 2015, from the comparable period in 2014, primarily due to higher compensation levels associated with net resources reduced as a part of the NYSE integration.
Professional services expenses decreased for the three months ended March 31, 2015, from the comparable period in 2014, primarily due to the reduction in professional services and contractors at NYSE. We eliminated or replaced certain contractor positions with full time employees at NYSE over the last year.
We incurred acquisition-related transaction and integration costs during the three months ended March 31, 2015 primarily relating to our integration of NYSE. We incurred acquisition-related transaction and integration costs during the three months ended March 31, 2014 primarily relating to our integration of NYSE and the acquisition of Singapore Mercantile Exchange. The NYSE integration costs primarily relate to employee termination and professional services costs.
We recorded amortization expenses on the intangible assets acquired as part of our acquisitions, as well as on the Russell licensing agreement intangible assets, of $38 million for both the three months ended March 31, 2015 and 2014. We recorded depreciation expenses on our fixed assets of $51 million and $42 million for the three months ended March 31, 2015 and 2014, respectively. Depreciation expenses increased primarily due to additional depreciation expenses recorded on increased fixed asset additions and capitalized internally developed software, including additions relating to the NYSE integration and real estate expenditures during 2014 and 2015 relating to the Atlanta and New York headquarters.

Non-Operating Income (Expenses)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following tables present our non-operating income (expenses) (dollars in millions):

	Three Months Ended March 31,
	2015	2014	Change
Other income (expense):
Interest expense	$(23)	$(27)	(19)%
Other income (expense), net	2	(2)	n/a
Total other expense, net	$(21)	$(29)	(26)%
Net income from continuing operations attributable to non-controlling interest	$(8)	$(13)	(37)%
The decrease in interest expense for the three months ended March 31, 2015, from the comparable period in 2014, is primarily due to the reduction of our debt outstanding over the past year. The total debt outstanding was $4.2 billion and $4.9 billion as of March 31, 2015 and 2014, respectively, with the decrease due to net repayments of our debt facilities and commercial paper primarily through a portion of the cash proceeds of the Euronext IPO during 2014.
We recognized interest income of $2 million and $1 million for the three months ended March 31, 2015 and 2014, respectively. Interest income is recorded in other income and the increase relates to an increase in our short-term investments during the three months ended March 31, 2015. The €969 million ($1.0 billion) in short-term investments as of March 31, 2015 represented euro-denominated term deposit investments at various banks with a maturity date of June 25, 2015 to cover the maturity of the NYSE EUR Notes on June 30, 2015.
We incurred foreign currency transaction losses of $5 million and $4 million for the three months ended March 31, 2015 and 2014, respectively. Foreign currency gains and losses are recorded in other income (expense) and relate to the settlement of foreign currency assets, liabilities and payables that occur through our foreign operations that are received in non-functional currencies due to the increase or decrease in the period-end foreign currency exchange rates between periods.
We recognized dividend income received relating to our Cetip investment in other income, which was $3 million and $1 million for the three months ended March 31, 2015 and 2014, respectively. We recognized equity income relating to our 40% ownership in The Options Clearing Corporation, or OCC, in other income, which was $1 million for the three months ended March 31, 2015.
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests. The decrease in the net income attributable to non-controlling interest during the three months ended March 31, 2015, from the comparable period in 2014, is primarily due to a decrease in the net income relating to the NYSE AMEX Options minority ownership interest during the three months ended March 31, 2015, primarily due to the minority ownership decreasing from 32% during three months ended March 31, 2014 to 16% during the three months ended March 31, 2015. See "- Future Capital Requirements" below.

Income Tax Provision
Consolidated income tax expense from continuing operations was $118 million and $101 million for the three months ended March 31, 2015 and 2014, respectively. The change in consolidated income tax expense between periods is primarily due to the change in our pre-tax income and the change in our effective tax rate each period. Our effective tax rate from continuing operations was 27% and 28% for the three months ended March 31, 2015 and 2014, respectively. The effective tax rates for the three months ended March 31, 2015 and 2014 are lower than the statutory federal rate primarily due to favorable foreign income tax rate differentials, partially offset by state income taxes. Favorable foreign income tax rate differentials result from lower tax rates in the United Kingdom, the Netherlands and various other lower tax jurisdictions than compared to the tax rates in the United States.
Discontinued Operations
Refer to note 12 to the consolidated financial statements in Part I, Item 1 - "Consolidated Financial Statements (Unaudited)", of this Quarterly Report on Form 10-Q, for information on our discontinued operations. Results of discontinued operations were as follows for the three months ended March 31, 2014 (in millions):

Three Months Ended March 31, 2014
Revenues:
European equity derivatives futures and options contracts	$17
European cash equities	59
Total transaction and clearing fees, net	76
Data services fees	30
Listing fees	9
Other revenues	47
Total revenues	162
Transaction-based expenses	—
Total revenues, less transaction-based expenses	162
Compensation and benefits	55
Technology and communication	15
Professional services	8
Rent and occupancy	7
Acquisition-related transaction and integration costs	41
Selling, general and administrative	9
Depreciation and amortization	8
Total operating expenses	143
Operating income	19
Other expense, net	1
Income tax expense	5
Income from discontinued operations, net of tax	$13

Quarterly Results of Operations
The following quarterly unaudited consolidated statements of income data have been prepared on substantially the same basis as our audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our consolidated results of operations for the quarters presented. The historical results for any quarter do not necessarily indicate the results expected for any future period. The following table sets forth quarterly consolidated statements of income data (in millions):

	Three Months Ended,
	March 31, 2015	December 31, 2014	September 30, 2014 (1)(2)	June 30, 2014 (1)(2)	March 31, 2014 (1)(2)
Revenues:
Brent crude futures and options contracts	$74	$65	$62	$55	$49
Natural gas futures and options contracts	58	53	44	40	57
Gasoil futures and options contracts	24	21	20	20	21
Other oil futures and options contracts	33	29	25	22	23
Power futures and options contracts	21	20	18	19	20
Emissions and other energy futures and options contracts	17	17	15	16	23
Sugar futures and options contracts	27	16	26	25	28
Other agricultural and metals futures and options contracts	26	23	22	25	26
Interest rates futures and options contracts	56	53	60	75	80
Other financial futures and options contracts	33	38	28	32	30
Credit default swaps	43	39	38	41	43
U.S. cash equities and U.S. equity options (2)	388	427	343	343	349
Other	12	10	11	13	15
Total transaction and clearing fees, net	812	811	712	726	764
Data services fees (2)	187	175	156	148	157
Listing fees (2)	101	95	92	90	90
Other revenues (2)	56	51	50	52	52
Total revenues	1,156	1,132	1,010	1,016	1,063
Transaction-based expenses (2)	306	332	265	266	266
Total revenues, less transaction-based expenses	850	800	745	750	797
Compensation and benefits	151	144	144	150	154
Technology and communication (2)	51	53	45	43	47
Professional services (2)	33	31	47	49	54
Rent and occupancy	16	17	19	22	20
Acquisition-related transaction and integration costs	19	27	40	37	25
Selling, general and administrative (2)	29	39	37	41	26
Depreciation and amortization	89	89	83	81	80
Total operating expenses	388	400	415	423	406
Operating income	462	400	330	327	391
Other income (expense), net (3)	(21)	12	(17)	(7)	(29)
Income tax expense	118	118	90	93	101
Income from continuing operations	323	294	223	227	261
Income (loss) from discontinued operations, net of tax (1)	—	—	(10)	8	13
Net income	$323	$294	$213	$235	$274
Net income attributable to non-controlling interest	(8)	(6)	(7)	(9)	(13)
Net income attributable to ICE	$315	$288	$206	$226	$261

(1) The consolidated statements of income data for Euronext, Wombat, NYFIX and Metabit for the periods subsequent to the acquisition of NYSE, through their disposition, are included in income (loss) from discontinued operations, net of tax. See “- Discontinued Operations” above.
(2) For the first three quarters of 2014, we have reclassified Section 31 fees related to our U.S. equity options revenues to show them gross, with a corresponding offset in transaction-based expenses. For the first three quarters of 2014, we have reclassified certain revenues in other revenues to data services fee revenues and to listing fee revenues. The revenues reclassified to data services fees include our SFTI network revenues and our colocation service revenues and the revenues reclassified to listing fees include our NYSE governance services revenues. For the first three quarters of 2014, we have reclassified certain costs related to NYSE to better represent our operating expenses.
(3) Other income (expense), net for the three months ended December 31, 2014 includes $25 million in other income from our OCC equity method investment. See “- Non-Operating Income (Expense)” above.
Liquidity and Capital Resources
We have financed our operations, growth and cash needs primarily through income from operations and borrowings under our various debt facilities. Our principal capital requirements have been to fund capital expenditures, working capital, strategic acquisitions and investments, stock repurchases, dividends to our shareholders and the continued development of our electronic trading and clearing platforms. We believe that our cash on hand and cash flows from operations will be sufficient to repay our outstanding debt as it matures. In the future, we may need to incur additional debt or issue additional equity securities, which we may be unable to do or to do on favorable terms. See “- Future Capital Requirements” below.
Upon maturity of old issuances of commercial paper and to the extent old issuances are not repaid by cash on hand, we are exposed to the rollover risk of not being able to issue new commercial paper. In order to mitigate the rollover risk, we maintain an undrawn backstop bank revolving credit facility for an aggregate amount equaling at any time the amount issued under our commercial paper program. In case we would not be able to issue new commercial paper, we could draw on the backstop revolving facility, which would result in higher interest expense. See "- Debt" below
Consolidated cash and cash equivalents were $752 million and $652 million as of March 31, 2015 and December 31, 2014, respectively, and short-term investments were $1.1 billion and $1.2 billion as of March 31, 2015 and December 31, 2014, respectively. We had $309 million and $379 million in long-term investments as of March 31, 2015 and December 31, 2014, respectively, and $593 million and $626 million in short-term and long-term restricted cash and investments as of March 31, 2015 and December 31, 2014, respectively. The €969 million ($1.0 billion) in short-term investments as of March 31, 2015 represented euro-denominated term deposit investments at various banks with a maturity date of June 25, 2015 to cover the maturity of the NYSE EUR Notes on June 30, 2015.
As of March 31, 2015, the amount of unrestricted cash held by our non-U.S. subsidiaries was $520 million. While we consider our non-U.S. earnings to be indefinitely reinvested overseas, if these cash balances are needed for our operations in the United States, any repatriation by way of dividend may be subject to both U.S. federal and state income taxes, as adjusted for any non-U.S. tax credits. However, we do not have any current needs or foreseeable plans to repatriate cash by way of dividends from our non-U.S. subsidiaries.
During the three months ended March 31, 2015, we repurchased 872,300 shares of our outstanding common stock at a cost of $196 million, which was paid for through cash on hand. See Part II, Item 2 "Unregistered Sales of Equity Securities and Use of Proceeds" included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our stock repurchases.
Cash Flow
The following tables present the major components of net increases (decreases) in cash and cash equivalents (in millions):

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in):
Operating activities from continuing operations	$465	$537
Investing activities from continuing operations	(86)	(243)
Financing activities from continuing operations	(268)	(266)
Discontinued operations	—	(24)
Effect of exchange rate changes	(11)	(1)
Net increase in cash and cash equivalents	$100	$3
Operating Activities
Net cash provided by operating activities from continuing operations primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities from continuing operations are primarily attributable to increases and decreases in our net income between periods and due to fluctuations in working capital. The $72 million decrease in net cash provided by operating activities from continuing operations for the three months ended March 31, 2015, from the comparable period in 2014, is primarily due to an increase in the accounts receivable balance resulting from higher revenues during the first quarter of 2015 and the timing of the cash receipts, as well as increased payments of certain liabilities during the first quarter of 2015, including Section 31 fees and post-retirement payments (both of which had higher liability balances at December 31, 2014 versus December 31, 2013).
Investing Activities
Consolidated net cash used in investing activities from continuing operations for the three months ended March 31, 2015 and 2014 primarily relates to cash paid for acquisitions, additional contribution to equity method investee, increase (decrease) in the restricted cash and investment balances and increases in the capital expenditures and capitalized software development costs.
We paid cash for acquisitions, net of cash acquired, of $142 million for the three months ended March 31, 2014 relating to the Singapore Mercantile Exchange acquisition. We paid cash of $60 million for the three months ended March 31, 2015 relating to an additional investment in the OCC. See "- Future Capital Requirements" below.

We had net decrease (increase) in restricted cash and investments of $34 million and ($60 million) for the three months ended March 31, 2015 and 2014, respectively. The restricted cash decrease in 2015 primarily related to a decrease in the regulatory capital restricted cash at LIFFE Administration and Management, or Liffe, as all of the regulatory capital for Liffe is held in pounds sterling, and it decreased during the first quarter of 2015 due to the impact of the strengthening U.S. dollar on our pound sterling/U.S. dollar exchange rate. The restricted cash increases in 2014 primarily related to a $50 million contribution to the ICE Clear U.S. guaranty fund as of January 1, 2014 in connection with ICE Clear U.S.’s status as a Qualified Central Counterparty.
We had capital expenditures of $39 million and $25 million for the three months ended March 31, 2015 and 2014, respectively, and we had capitalized software development expenditures of $21 million and $20 million for the three months ended March 31, 2015 and 2014, respectively. The capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platforms and clearing houses and leasehold improvements associated with the new and renovated office spaces in Atlanta, New York and London. The software development expenditures primarily relate to the continued development and expansion of our electronic trading platforms and clearing houses.
Financing Activities
Consolidated net cash used in financing activities from continuing operations for the three months ended March 31, 2015 primarily relates to $196 million in repurchases of common stock, $73 million in dividend and dividend equivalent payments to our shareholders and $36 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises, partially offset by $35 million in net borrowings of our debt facilities and commercial paper. Consolidated net cash used in financing activities for the three months ended March 31, 2014 primarily relates to $161 million in net repayments under our debt facilities and commercial paper, $76 million in dividend and dividend equivalent payments to our shareholders and $36 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises.
Discontinued Operations
Consolidated net cash used in operating activities and investing activities from discontinued operating was $18 million and $6 million, respectively, for the three months ended March 31, 2014.
Debt
Our total debt, including short-term and long-term debt, consisted of the following as of March 31, 2015 and December 31, 2014 (in millions):

	As of March 31, 2015	As of December 31, 2014
Debt:
Commercial Paper	$940	$905
NYSE EUR Notes (5.375% senior unsecured notes due June 30, 2015)	1,006	1,137
Short-term debt	1,946	2,042
NYSE USD Notes (2.00% senior unsecured notes due October 5, 2017)	853	853
2018 Senior Notes (2.50% senior unsecured notes due October 15, 2018)	600	600
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	794	794
Long-term debt	2,247	2,247
Total debt	$4,193	$4,289
Refer to note 5 to the consolidated financial statements in Part I, Item 1 - "Consolidated Financial Statements (Unaudited)", included elsewhere in this Quarterly Report on Form 10-Q for additional information on our outstanding debt and debt facilities.
Committed Repo
To provide a tool to liquidate margin and guaranty fund deposits held in the form of high quality sovereign debt, ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. have entered into Committed Repurchase Agreement Facilities, or Committed Repo. Each of these clearing houses is seeking to increase both the amount and the number of counterparties to its existing Committed Repo facilities. As of March 31, 2015, ICE Clear Europe had $450 million in Committed Repo, ICE Clear Credit had $100 million and ICE Clear U.S. had $250 million. The ICE Clear Europe Committed Repo is available in U.S. dollars, euro and pound sterling, the ICE Clear Credit Committed Repo is available in U.S. dollars and euro and the ICE Clear U.S. Committed Repo is available in U.S. dollars.
The Committed Repo arrangements provide these three clearing houses with an additional liquidity tool that may be utilized in the event there is a need to convert high quality sovereign debt into cash on a same-day basis during a market disruption that makes it difficult to sell and settle such sovereign debt on a same-day basis.

Future Capital Requirements
Our future capital requirements will depend on many factors, including the rate of our trading and clearing volume growth, strategic plans and acquisitions, required technology and clearing initiatives, regulatory requirements, the timing and introduction of new products and enhancements to existing products, the geographic mix of our business, and the continuing market acceptance of our electronic trading and clearing platforms. We currently expect to make aggregate operational capital expenditures and to incur capitalized software development costs ranging between $165 million and $175 million for the year ended December 31, 2015, which we believe will support the enhancement of our technology and the continued expansion of our businesses. In addition, we currently expect between $70 million to $80 million in capital expenditures during 2015, on leasehold improvement expenditures primarily associated with our NYSE headquarters in New York.
Our board of directors has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be determined quarterly by the board of directors or audit committee of the board of directors taking into account such factors as our evolving business model, prevailing business conditions and our financial results and capital requirements, without a predetermined annual net income payout ratio. During the first quarter of 2015, we paid a quarterly dividend of $0.65 per share of our common stock for an aggregate payout of $73 million, which includes the payment of dividend equivalents. On May 5, 2015, we announced a $0.75 per share dividend for the second quarter of 2015 with the dividend payable on June 30, 2015 to shareholders of record as of June 16, 2015.
As of March 31, 2015, we had $4.2 billion in outstanding debt. We currently have $3.0 billion available for borrowing under our 2014 Credit Facility. After factoring in the $940 million currently required to backstop the Commercial Paper Program and the $303 million reserved for our clearing houses, $1.8 billion of our 2014 Credit Facility is currently available for general corporate purposes. The 2014 Credit Facility and the Commercial Paper Program are currently the only significant agreements or arrangements that we have with third parties for liquidity and capital resources. In the event of any strategic acquisitions, mergers or investments, or if we are required to raise capital for any reason or desire to return capital to our stockholders, we may incur additional debt, issue additional equity to raise the necessary funds, repurchase additional shares of our common stock or pay a dividend. However, we cannot provide assurance that such financing or transactions will be available or successful, or that the terms of such financing or transactions will be favorable to us.
We currently own 84% of NYSE Amex Options, one of our two U.S. options exchanges. The remaining 16% of the outstanding shares is owned by seven external investors, valued at $130 million as of March 31, 2015 and recorded as redeemable non-controlling interest in the consolidated balance sheet. We plan to repurchase the remaining 16% of shares outstanding from the external investors in the second quarter of 2015.
We own ICE Futures Europe and Liffe, both of which operate as U.K. Recognized Investment Exchanges. As U.K. Recognized Investment Exchanges, ICE Futures Europe and Liffe are required by the Financial Conduct Authority in the United Kingdom to restrict the use of the equivalent of six months of operating expenditures, subject to certain deductions, in cash or cash equivalents or investments at all times. As of March 31, 2015, the regulatory capital for ICE Futures Europe and Liffe was $57 million and $106 million, respectively. Such amounts are reflected as short-term restricted cash and investments in the consolidated balance sheet as of March 31, 2015. In November 2014, we completed the transition of Liffe’s contracts to ICE Futures Europe. While Liffe still has a regulated status, we expect to apply for a de-recognition order in 2015, which we expect to result in the release of the $106 million in regulatory capital and an increase in our cash and cash equivalents. At this time, we do not expect the regulatory capital at ICE Futures Europe to increase during 2015 as this balance already takes into account the higher post-Liffe migration cost base.
As a U.K. Recognized Clearing House, ICE Clear Europe is required by the Bank of England in the United Kingdom to restrict the use of the equivalent of six months of operating expenditures, subject to certain deductions, in cash or cash equivalents or investments at all times. As of March 31, 2015, this amount for ICE Clear Europe was $87 million and is reflected as short-term restricted cash and investments in the consolidated balance sheet. When EMIR becomes effective, which is currently anticipated during 2015, the Bank of England restricted cash capital requirements for ICE Clear Europe will be superseded by the EMIR capital requirements, which would require an increase in the liquid regulatory capital requirements of $187 million. The regulatory capital increase will be satisfied by way of additional restricted cash through our cash on hand.
We have a 40% ownership interest in OCC. OCC adopted a new capital plan during the first quarter of 2015, which raised $150 million in equity capital from OCC's shareholders, including $60 million contributed by NYSE. In addition, under the OCC capital plan, the OCC shareholders will contribute up to $200 million in additional equity capital if certain capital thresholds are breached, including up to $80 million to be contributed by NYSE. See note 11 to the consolidated financial statements in Part I, Item 1 - "Consolidated Financial Statements (Unaudited)", of this Quarterly Report on Form 10-Q for additional information on the OCC capital plan.
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
Adjusted total operating expenses, adjusted operating income, adjusted operating margin, adjusted income from continuing operations, adjusted net income attributable to ICE and adjusted earnings per share for the periods presented below are calculated by adding or subtracting the adjustments described below, which are not reflective of our cash operations and core business performance, and their related income tax effect (dollars in millions, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Total revenues, less transaction-based expenses	$850	$797
Total operating expenses	388	406
Less: NYSE transaction and integration costs and banker success fees	19	23
Less: Amortization of acquisition-related intangibles	33	33
Adjusted total operating expenses	$336	$350
Operating income	$462	$391
Adjusted operating income	$514	$447
Operating margin	54%	49%
Adjusted operating margin	60%	56%

Income from continuing operations	$323	$261
Add: NYSE transaction and integration costs and banker success fees	19	23
Add: Amortization of acquisition-related intangibles	33	33
Less: Income tax effect for the above items	(19)	(20)
Less: Deferred tax adjustments on acquisition-related intangibles	(4)	(5)
Less: Net income from continuing operations attributable to non-controlling interest	(8)	(13)
Adjusted net income from continuing operations	$344	$279

Net income attributable to ICE	$315	$261
Add: NYSE transaction and integration costs and banker success fees	19	23
Add: Amortization of acquisition-related intangibles	33	33
Less: Income tax effect for the above items	(19)	(20)
Less: Deferred tax adjustments on acquisition-related intangibles	(4)	(5)
Adjusted net income attributable to ICE	$344	$292

Basic earnings per share attributable to ICE common shareholders:
Continuing operations	$2.81	$2.16
Discontinued operations	—	0.12
Basic earnings per share	$2.81	$2.28
Diluted earnings per share attributable to ICE common shareholders:
Continuing operations	$2.80	$2.15
Discontinued operations	—	0.12
Diluted earnings per share	$2.80	$2.27

Adjusted basic earnings per share attributable to ICE common shareholders:
Continuing operations	$3.07	$2.43
Discontinued operations	—	0.12
Adjusted basic earnings per share	$3.07	$2.55
Adjusted diluted earnings per share attributable to ICE common shareholders:
Continuing operations	$3.06	$2.42
Discontinued operations	—	0.11
Adjusted diluted earnings per share	$3.06	$2.53
Basic weighted average common shares outstanding	112	115
Diluted weighted average common shares outstanding	112	116
We include acquisition-related transaction costs as part of our core business expenses, except for those that are directly related to the announcement, closing, financing or termination of a transaction. However, we are including all of the acquisition-related transaction and integration costs relating to our acquisition of NYSE as non-U.S. GAAP adjustments given the size of the acquisition. We are also showing as non-U.S. GAAP adjustments our amortization of acquisition-related intangibles, as excluding these non-cash expenses provides greater clarity regarding our financial strength and cash operating results. In addition to the NYSE acquisition-related transaction and integration costs, we also include as adjustments the banker success fee relating to the acquisition of Singapore Mercantile Exchange during the three months ended March 31, 2014. We also show as non-U.S. GAAP adjustments the income tax effects relating to these items above, as well as deferred tax adjustments on acquisition-related intangibles.

Contractual Obligations and Commercial Commitments
In the first quarter of 2015, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
New and Recently Adopted Accounting Pronouncements
In the first quarter of 2015, there were no significant new and recently adopted accounting pronouncements that are applicable to us.
Critical Accounting Policies and Estimates
In the first quarter of 2015, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K.

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
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash and investments, and indebtedness. As of March 31, 2015 and December 31, 2014, our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash and investments were $2.7 billion and $2.9 billion, respectively, of which $1.7 billion and $1.9 billion, respectively, were denominated in Brazilian reais, pounds sterling, euros or Canadian dollars. Of the $1.7 billion as of March 31, 2015, €969 million ($1.0 billion) represents euro-denominated cash that was placed in term deposits at various banks with a maturity date of June 25, 2015 to cover the maturity of the NYSE EUR Notes on June 30, 2015. See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt” included elsewhere in this Quarterly Report on Form 10-Q. Our investment in Cetip, which is recorded as an available-for-sale, long-term investment and was recorded in and is held in Brazilian reais, was valued at $309 million as of March 31, 2015, including an unrealized loss of $15 million.
Changes in the fair value of the Cetip investment are reflected in accumulated other comprehensive income and do not impact earnings, except to the extent that unrealized losses are deemed to be other than temporary. The remaining investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical decrease in long-term interest rates to zero basis points would decrease annual pre-tax earnings by $1 million as of March 31, 2015, assuming no change in the amount or composition of our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash and investments.
As of March 31, 2015, we had $4.2 billion in outstanding debt, of which $1.4 billion relates to the Senior Notes and $1.9 billion relates to the NYSE Notes, both of which bear interest at fixed interest rates. The remaining amount outstanding of $940 million relates to the Commercial Paper Program, which bears interest at fluctuating rates and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates relating to the amounts outstanding under the Commercial Paper Program as of March 31, 2015 would decrease annual pre-tax earnings by $9 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity. The interest rates on our Commercial Paper Program are currently reset on a daily, weekly or monthly basis.
Foreign Currency Exchange Rate Risk
As an international business, we are subject to foreign currency exchange rate risk. We may experience gains or losses from foreign currency transactions in the future given that a significant part of our assets, liabilities, revenues and expenses are recorded in euros or pounds sterling. Certain assets, liabilities, revenues and expenses of foreign subsidiaries are denominated in the local functional currency of such subsidiaries. Our exposure to foreign denominated earnings for the three months ended March 31, 2015 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Three Months Ended March 31, 2015
	Pound Sterling	Euro
Average exchange rate to the U.S. dollar in the current year period	$1.5171	$1.1299
Average exchange rate to the U.S. dollar in the same period one year before	$1.6546	$1.3705
Average exchange rate decrease	(8)%	(18)%
Foreign denominated percentage of:
Revenues, less transaction-based expenses	11%	5%
Operating expenses	10%	2%
Operating income	12%	8%
Impact of the currency fluctuations (1) on:
Revenues, less transaction-based expenses	$(9)	$(9)
Operating expenses	$(4)	$(1)
Operating income	$(5)	$(8)

(1) Represents the impact of currency fluctuation for the three months ended March 31, 2015 compared to the same period in the prior year.
We have a significant part of our assets, liabilities, revenues and expenses recorded in pounds sterling or euros. For the three months ended March 31, 2015, 16% of our consolidated revenues, less transaction-based expenses, were denominated in pounds sterling or euros and 12% of our consolidated expenses were denominated in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.
We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We had foreign currency transaction losses of $5 million and $4 million for the three months ended March 31, 2015 and 2014, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar, which strengthened. A 10% adverse change in the underlying foreign currency exchange rates as of March 31, 2015 would result in a foreign currency transaction loss of $4 million, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity.
We entered into foreign currency hedging transactions during the three months ended March 31, 2015 and 2014 as economic hedges to hedge a portion of our foreign currency transaction exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure.
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

	As of March 31, 2015
	Position in pounds sterling	Position in euros
Assets	£610	€1,161
of which goodwill represents	264	43
Liabilities	31	1,077
of which borrowings represent	—	985
Net currency position	£579	€84
Impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$90	$9
The NYSE EUR Notes of €920 million ($1.0 billion) no longer constitute a partial hedge of NYSE’s net euro investment in foreign entities following the IPO of Euronext. The transaction gain or loss from the revaluation of the NYSE EUR Notes on the U.S. dollar balance sheet of NYSE Holdings LLC will be offset by the transaction gain or loss from the cash held in euros to repay the notes upon their maturity in June 2015, as discussed above.
As of March 31, 2015 and December 31, 2014, the portion of our equity attributable to accumulated other comprehensive income (loss) from foreign currency translation was ($24 million) and $13 million, respectively. As of March 31, 2015, we had net exposure of pounds sterling and euro of £579 million ($901 million) and €84 million ($90 million), respectively. Based on these March 31, 2015 net currency positions, a hypothetical 10% decrease of pound sterling against U.S. dollar would negatively impact our equity by $90 million and a hypothetical 10% decrease of euro against U.S. dollar would negatively impact our equity by $9 million. For the three months ended March 31, 2015, currency exchange rate differences, primarily caused by the strengthening of the U.S. dollar, had a negative impact of $23 million on our consolidated equity.
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
Our clearing houses hold material amounts of clearing member cash deposits which are invested primarily to provide security of capital, but also which may generate interest income for our clearing members. Refer to note 8 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q, for more information on the clearing houses cash deposits, which were $45.6 billion as of March 31, 2015. For a summary of the risks associated with this investment activity and how these risks are mitigated, see Part II, Item 7(A) “Quantitative and Qualitative Disclosures About Market Risk” in our 2014 Form 10-K.
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

PART II. Other Information

ITEM 1.    LEGAL PROCEEDINGS
We are subject to legal proceedings and claims that arise in the ordinary course of business. Typically, we do not believe that the resolution of these ordinary course matters will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to the legal proceedings and claims. See note 9 to the consolidated financial statements in Part I, Item 1 - Consolidated Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q for a summary of our legal proceedings and claims.

ITEM  1(A).     RISK FACTORS

In the first quarter of 2015, there were no significant new risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” in our 2014 Form 10-K. In addition to the other information set forth in this Quarterly Report, including the Regulatory

Update Section of Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the factors discussed under “Risk Factors” in our 2014 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The table below sets forth the information with respect to purchases made by or on behalf of Intercontinental Exchange, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended March 31, 2015.

Period (2015)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)(1)
January 1 - January 31	301,500	$213.04	3,532,984	$340
February 1 - February 28	267,500	$229.61	3,800,484	$278
March 1 - March 31	303,300	$232.69	4,103,784	$207
Total	872,300	$225.28	4,103,784	$600(1)

(1)
In September 2014, we entered into a Rule 10b5-1 trading plan as authorized by our board of directors permitting open market repurchases of our common stock based on certain parameters described in the trading plan. During the three months ended March 31, 2015, we repurchased 872,300 shares of our outstanding common stock under the Rule 10b5-1 trading plan at a cost of $196 million. During the first quarter of 2015, our board of directors approved an increase of our share repurchase authorization to an aggregate of $600 million of our common stock with no fixed expiration date, effective as of April 1, 2015. We expect to fund any remaining repurchases with a combination of cash on hand, future cash flows and by borrowing under our credit facilities and in connection with our Commercial Paper Program. The timing and extent of any future repurchases that are not made pursuant to the Rule 10b5-1 trading plan will be at our discretion and will depend upon market conditions, the amount authorized by our board of directors, our stock price, our target debt ratio and corporate debt rating, and our strategic growth initiatives at that time. We may discontinue the stock repurchases at any time and may terminate the current Rule 10b5-1 trading plan or enter into a new Rule 10b5-1 trading plan in the future. In addition, our board of directors may increase or decrease the amount of capacity we have for repurchases from time to time.

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
The following materials from Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Income (Loss) and Redeemable Non-Controlling Interest (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*
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

Intercontinental Exchange, Inc. (Registrant)

Date: May 5, 2015	By:	/s/ Scott A. Hill
Scott A. Hill
Chief Financial Officer
(Principal Financial Officer)