Form 10-Q
period 2015-06-30
Intercontinental Exchange, Inc.
filed 2015-08-05
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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

(Do not check if a smaller company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☑
As of August 3, 2015, the number of shares of the registrant’s Common Stock outstanding was 110,488,564 shares.

INTERCONTINENTAL EXCHANGE, INC.
Form 10-Q
Quarterly Period Ended June 30, 2015

PART I. Financial Statements
Item 1.    Consolidated Financial Statements (Unaudited)

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	As of	As of
	June 30, 2015	December 31, 2014
Assets:
Current assets:
Cash and cash equivalents	$678	$652
Short-term investments	22	1,200
Short-term restricted cash and investments	361	329
Customer accounts receivable, net of allowance for doubtful accounts of $2 and $1 at June 30, 2015 and December 31, 2014, respectively	541	445
Margin deposits and guaranty funds	43,351	47,458
Prepaid expenses and other current assets	180	135
Total current assets	45,133	50,219
Property and equipment, net	911	874
Other non-current assets:
Goodwill	8,532	8,535
Other intangible assets, net	7,700	7,780
Long-term restricted cash and investments	255	297
Long-term investments	341	379
Other non-current assets	232	169
Total other non-current assets	17,060	17,160
Total assets	$63,104	$68,253

Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$324	$311
Section 31 fees payable	168	137
Accrued salaries and benefits	121	205
Deferred revenue	294	69
Short-term debt	1,016	2,042
Margin deposits and guaranty funds	43,351	47,458
Other current liabilities	306	291
Total current liabilities	45,580	50,513
Non-current liabilities:
Non-current deferred tax liability, net	1,902	1,938
Long-term debt	2,247	2,247
Accrued employee benefits	499	516
Other non-current liabilities	393	482
Total non-current liabilities	5,041	5,183
Total liabilities	50,621	55,696
Commitments and contingencies
Redeemable non-controlling interest	40	165

Equity:
Intercontinental Exchange, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; no shares issued or outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; 500 shares authorized; 116 and 111 shares issued and outstanding at June 30, 2015, respectively, and 116 and 113 shares issued and outstanding at December 31, 2014, respectively	1	1
Treasury stock, at cost; 5 and 3 shares at June 30, 2015 and December 31, 2014, respectively	(1,181)	(743)
Additional paid-in capital	10,017	9,938
Retained earnings	3,641	3,210
Accumulated other comprehensive loss	(68)	(46)
Total Intercontinental Exchange, Inc. shareholders’ equity	12,410	12,360
Non-controlling interest in consolidated subsidiaries	33	32
Total equity	12,443	12,392
Total liabilities and equity	$63,104	$68,253

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Transaction and clearing fees, net	$1,536	$1,490	$724	$726
Data services fees	378	305	191	148
Listing fees	202	180	101	90
Other revenues	113	104	57	52
Total revenues	2,229	2,079	1,073	1,016
Transaction-based expenses:
Section 31 fees	171	161	79	87
Cash liquidity payments, routing and clearing	411	371	197	179
Total revenues, less transaction-based expenses	1,647	1,547	797	750
Operating expenses:
Compensation and benefits	295	304	144	150
Technology and communication	98	90	47	43
Professional services	65	103	32	49
Rent and occupancy	31	42	15	22
Acquisition-related transaction and integration costs	26	62	7	37
Selling, general and administrative	58	67	29	41
Depreciation and amortization	182	161	93	81
Total operating expenses	755	829	367	423
Operating income	892	718	430	327
Other income (expense):
Interest expense	(46)	(51)	(23)	(23)
Other income (expense), net	(7)	15	(9)	16
Other expense, net	(53)	(36)	(32)	(7)
Income from continuing operations before income tax expense	839	682	398	320
Income tax expense	227	194	109	93
Income from continuing operations	612	488	289	227
Income from discontinued operations, net of tax	—	21	—	8
Net income	$612	$509	$289	$235
Net income from continuing operations attributable to non-controlling interest	(14)	(22)	(6)	(9)
Net income attributable to Intercontinental Exchange, Inc.	$598	$487	$283	$226
Basic earnings per share attributable to Intercontinental Exchange, Inc. common shareholders:
Continuing operations	$5.37	$4.05	$2.55	$1.89
Discontinued operations	—	0.19	—	0.07
Basic earnings per share	$5.37	$4.24	$2.55	$1.96
Basic weighted average common shares outstanding	112	115	111	115
Diluted earnings per share attributable to Intercontinental Exchange, Inc. common shareholders:
Continuing operations	$5.34	$4.03	$2.54	$1.88
Discontinued operations	—	0.19	—	0.07
Diluted earnings per share	$5.34	$4.22	$2.54	$1.95
Diluted weighted average common shares outstanding	112	116	112	116
Dividend per share	$1.40	$1.30	$0.75	$0.65
See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Net income	$612	$509	$289	$235
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense (benefit) of $3 and ($1) for the six months and three months ended June 30, 2015, respectively	19	84	56	39
Change in fair value of available-for-sale securities	(39)	118	31	58
Employee benefit plan adjustments	(2)	—	(2)	—
Discontinuance of net investment hedge, net of tax benefit of $12 for both the six months and three months ended June 30, 2014	—	21	—	21
Other comprehensive income (loss)	(22)	223	85	118
Comprehensive income	$590	$732	$374	$353
Comprehensive income attributable to non-controlling interest	(14)	(22)	(6)	(9)
Comprehensive income attributable to Intercontinental Exchange, Inc.	$576	$710	$368	$344

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Income (Loss)
and Redeemable Non-Controlling Interest
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Shareholders' Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Value	Shares	Value
Balance, as of December 31, 2013	115	$1	—	$(53)	$9,794	$2,482	$125	$32	$12,381	$322
Other comprehensive loss	—	—	—	—	—	—	(171)	—	(171)	—
Issuance of restricted stock	1	—	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	13	—	—	—	13	—
Repurchases of common stock	—	—	(3)	(645)	—	—	—	—	(645)	—
Payments relating to treasury shares	—	—	—	(45)	—	—	—	—	(45)	—
Stock-based compensation	—	—	—	—	105	—	—	—	105	—
Tax benefits from stock option plans	—	—	—	—	26	—	—	—	26	—
Acquisition of redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	16
Adjustment to redemption value	—	—	—	—	—	46	—	—	46	(46)
Distributions of profits	—	—	—	—	—	—	—	(17)	(17)	(16)
Dividends paid to shareholders	—	—	—	—	—	(299)	—	—	(299)	—
Purchase of subsidiary shares	—	—	—	—	—	—	—	—	—	(129)
Net income attributable to non-controlling interest	—	—	—	—	—	(35)	—	17	(18)	18
Net income	—	—	—	—	—	1,016	—	—	1,016	—
Balance, as of December 31, 2014	116	1	(3)	(743)	9,938	3,210	(46)	32	12,392	165
Other comprehensive loss	—	—	—	—	—	—	(22)	—	(22)	—
Exercise of common stock options	—	—	—	—	10	—	—	—	10	—
Repurchases of common stock	—	—	(2)	(399)	—	—	—	—	(399)	—
Payments relating to treasury shares	—	—	—	(39)	—	—	—	—	(39)	—
Stock-based compensation	—	—	—	—	55	—	—	—	55	—
Tax benefits from stock option plans	—	—	—	—	14	—	—	—	14	—
Adjustment to redemption value	—	—	—	—	—	(9)	—	—	(9)	7
Distributions of profits	—	—	—	—	—	—	—	(8)	(8)	(9)
Dividends paid to shareholders	—	—	—	—	—	(158)	—	—	(158)	—
Purchase of subsidiary shares	—	—	—	—	—	—	—	—	—	(128)
Net income attributable to non-controlling interest	—	—	—	—	—	(14)	—	9	(5)	5
Net income	—	—	—	—	—	612	—	—	612	—
Balance, as of June 30, 2015	116	$1	(5)	$(1,181)	$10,017	$3,641	$(68)	$33	$12,443	$40

	As of	As of
	June 30, 2015	December 31, 2014
Accumulated Other Comprehensive Income (Loss) was as follows:
Foreign currency translation adjustments	$32	$13
Fair value of available-for-sale securities	16	55
Employee benefit plans adjustments	(116)	(114)
Accumulated other comprehensive loss	$(68)	$(46)

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$612	$509
Less: income from discontinued operations, net of tax	—	(21)
Income from continuing operations	612	488
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	182	161
Stock-based compensation	47	49
Deferred taxes	(38)	(28)
Amortization of fair market value premium on NYSE Notes	(23)	(28)
Other	(17)	(19)
Changes in assets and liabilities:
Customer accounts receivable	(91)	(107)
Other current and non-current assets	(25)	46
Section 31 fees payable	31	69
Deferred revenue	237	226
Other current and non-current liabilities	(145)	(21)
Total adjustments	158	348
Net cash provided by operating activities from continuing operations	770	836

Investing activities:
Capital expenditures	(92)	(58)
Capitalized software development costs	(44)	(40)
Proceeds from IPO of Euronext	—	1,984
Cash paid for acquisitions, net of cash acquired	—	(150)
Additional contribution to equity method investee	(60)	—
Proceeds from term deposits and sales of available-for-sale investments	1,084	26
Decrease (increase) in restricted cash and investments	11	(111)
Net cash provided by investing activities from continuing operations	899	1,651

Financing activities:
Repayments of debt facilities and commercial paper, net	(918)	(1,090)
Repurchases of common stock	(399)	—
Dividends to shareholders	(158)	(151)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(39)	(37)
Proceeds from exercise of common stock options	10	5
Distributions of profits to non-controlling interest	(17)	(19)
Purchase of subsidiary shares from non-controlling interest	(128)	—
Other	14	7
Net cash used in financing activities from continuing operations	(1,635)	(1,285)
Net cash provided by operating activities from discontinued operations	—	55
Net cash used in investing activities from discontinued operations	—	(504)
Net cash provided by financing activities from discontinued operations	—	339
Effect of exchange rate changes on cash and cash equivalents	(8)	4
Net increase in cash and cash equivalents	26	1,096
Cash and cash equivalents, beginning of period	652	961
Cash and cash equivalents, end of period	$678	$2,057

Supplemental cash flow disclosure:
Cash paid for income taxes	$233	$215
Cash paid for interest	$89	$101

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.	Description of Business
We are a leading global operator of regulated exchanges, clearing houses and listings venues, and a provider of data services for commodity and financial markets. We operate regulated marketplaces for trading and clearing a broad array of derivatives and securities contracts across major asset classes, including energy and agricultural commodities, interest rates, equities, equity derivatives, credit derivatives, bonds and currencies.
Our exchanges include futures exchanges in the United States, United Kingdom, continental Europe, Canada and Singapore and cash equities exchanges and equity options exchanges in the United States. We operate over-the-counter, or OTC, markets for physical energy and credit default swaps, or CDS. We also own seven central counterparty clearing houses serving the global derivatives markets (Note 8). Through our trading, clearing, listings and post-trade platforms, we bring together buyers and sellers by offering liquid markets, benchmark products, access to capital markets, data, and a range of services to support market participants’ trading, risk management and capital raising activities.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by us in accordance with U.S. generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2014. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in our opinion, necessary for a fair presentation of results for the interim periods presented. These adjustments are of a normal recurring nature.
Preparing financial statements requires us to make certain estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from these estimates. The results of operations for the six months and three months ended June 30, 2015 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
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
As discussed in Note 12, we completed the initial public offering, or IPO, and sale of our wholly-owned subsidiary Euronext and completed the sales of our wholly-owned subsidiaries Wombat, NYFIX and Metabit during 2014, and have included the financial results of these companies in discontinued operations in the accompanying consolidated financial statements.
New and Recently Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. This standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. We do not expect to adopt this amendment early, and the adoption is not expected to have a material effect on our consolidated financial statements.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation.

3.	Goodwill and Other Intangible Assets

The following is a summary of the activity in the goodwill balance for the six months ended June 30, 2015 (in millions):

Goodwill balance at December 31, 2014	$8,535
Foreign currency translation	(2)
Other activity, net	(1)
Goodwill balance at June 30, 2015	$8,532
The following is a summary of the activity in the other intangible assets balance for the six months ended June 30, 2015 (in millions):

Other intangible assets balance at December 31, 2014	$7,780
Acquisition of new intangible asset	1
Foreign currency translation	(4)
Amortization of other intangible assets	(77)
Other intangible assets balance at June 30, 2015	$7,700

The foreign currency translation adjustments in the tables above result from a portion of our goodwill and other intangible assets being held at our United Kingdom, continental European and Canadian subsidiaries, some of whose functional currencies are not the U.S. dollar. We did not recognize any impairment losses on goodwill or other intangible assets during the six months and three months ended June 30, 2015 and 2014.

4.	Deferred Revenue

Deferred revenue represents cash received that is yet to be recognized as revenue. Total deferred revenue was $373 million as of June 30, 2015, including $294 million in current deferred revenue and $79 million in non-current deferred revenue. The changes in our deferred revenue during the six months ended June 30, 2015 are as follows (in millions):

	Annual Listing Fee Revenue	Original Listing Fee Revenues	Other Listing Fee Revenues	Data Services Fees and Other Revenues	Total
Deferred revenue balance at December 31, 2014	$—	$35	$46	$55	$136
Additions	356	9	18	114	497
Amortization	(178)	(2)	(8)	(72)	(260)
Deferred revenue balance at June 30, 2015	$178	$42	$56	$97	$373

5.	Debt

Our total debt, including short-term and long-term debt, consisted of the following as of June 30, 2015 and December 31, 2014 (in millions):

	As of	As of
	June 30, 2015	December 31, 2014
Debt:
Commercial Paper	$1,016	$905
NYSE EUR Notes (5.375% senior unsecured notes due June 30, 2015)	—	1,137
Short-term debt	1,016	2,042
NYSE USD Notes (2.00% senior unsecured notes due October 5, 2017)	853	853
2018 Senior Notes (2.50% senior unsecured notes due October 15, 2018)	600	600
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	794	794
Long term debt	2,247	2,247
Total debt	$3,263	$4,289
2014 Credit Facility
On April 3, 2014, we entered into a $3.0 billion senior unsecured revolving credit facility, or the 2014 Credit Facility. The 2014 Credit Facility includes an option for us to propose an increase in the aggregate amount by up to $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. The 2014 Credit Facility matures on April 3, 2019. No amounts were outstanding under the 2014 Credit Facility as of June 30, 2015. Of the $3.0 billion that is available for borrowing under the 2014

Credit Facility, $1.0 billion is required to back-stop the amount outstanding under our U.S. dollar commercial paper program, or the Commercial Paper Program, as of June 30, 2015 and $303 million is reserved to provide liquidity or required financial resources for our clearing houses. The amount required to back-stop the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $1.7 billion as of June 30, 2015 is available to us to use for working capital and general corporate purposes, and any portion of the revolving credit facility no longer necessary in the future to be reserved for the foregoing purposes will be available to us to use for working capital and general corporate purposes.
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
Commercial paper notes of $1.0 billion with original maturities ranging from 1 to 89 days were outstanding as of June 30, 2015 under the Commercial Paper Program. As of June 30, 2015, the weighted average interest rate on the $1.0 billion outstanding under the Commercial Paper Program was 0.23% per annum, with a weighted average maturity of 19 days. We used net proceeds from the Commercial Paper Program during the six months ended June 30, 2015 for general corporate purposes.
NYSE Notes
In connection with our acquisition on November 13, 2013 of NYSE Euronext, which we refer to as NYSE following the IPO and sale of Euronext in 2014, one of our subsidiaries assumed NYSE's outstanding debt instruments, which included $850 million of 2.00% senior unsecured fixed rate notes due in October 2017, or the NYSE USD Notes, and €920 million ($1.0 billion) of 5.375% senior unsecured fixed rate notes due in June 2015, or the NYSE EUR Notes, and together with the NYSE USD Notes, the NYSE Notes.
On June 30, 2015, we repaid the NYSE EUR Notes using cash that had been set aside in July 2014 from the proceeds of the Euronext IPO. The cash, in the amount of €969 million ($1.1 billion) had been placed in term deposits that matured on June 25, 2015. The cash was sufficient to settle the principal maturity of €920 million ($1.0 billion) and the final interest coupon of €49 million ($55 million). These term deposits were classified as short-term investments prior to their maturity in the consolidated balance sheets.
In accordance with purchase accounting, we recorded the NYSE Notes at fair value on the November 13, 2013 acquisition date. Based on public debt prices, as of this date, the NYSE USD Notes had a fair value of $854 million (an increase of $4 million from its November 13, 2013 face value) and the NYSE EUR Notes had a fair value of $1.3 billion (an increase of $89 million from its November 13, 2013 face value). The increase in the carrying amount of the NYSE Notes is amortized as a reduction to the interest expense recorded in the consolidated statements of income over the remaining maturities of the NYSE Notes. During the six months ended June 30, 2015 and 2014, the amortization of the increase in the fair value of the NYSE Notes was $23 million and $28 million, respectively, and during the three months ended June 30, 2015 and 2014, the amortization of the increase in the fair value of the NYSE Notes was $11 million and $14 million, respectively.

6.	Equity
We currently sponsor employee and director stock option and restricted stock plans. Stock options and restricted stock are granted at the discretion of the compensation committee of the board of directors. All stock options and restricted stock awards are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options and restricted stock on the date of grant is recognized as expense over the vesting period, net of estimated forfeitures. The non-cash compensation expenses recognized in our consolidated statements of income for stock options and restricted stock were $47 million and $39 million six months ended June 30, 2015 and 2014, respectively, and $23 million and $22 million for the three months ended June 30, 2015 and 2014, respectively.
Stock Option Plans
The following is a summary of stock options for the six months ended June 30, 2015:

	Number of Options	Weighted Average Exercise Price per Option
Outstanding at December 31, 2014	762,867	$136.03
Granted	176,467	207.97
Exercised	(99,802)	95.15
Outstanding at June 30, 2015	839,532	156.01

Details of stock options outstanding as of June 30, 2015 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Vested or expected to vest	839,532	$156.01	6.6	$57
Exercisable	556,509	$133.61	5.3	$50
The total intrinsic value of stock options exercised during the six months ended June 30, 2015 and 2014 were $14 million and $23 million, respectively, and $9 million and $11 million during the three months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there were $10 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.1 years as the stock options vest.
We use the Black-Scholes option pricing model for purposes of valuing stock option awards. During the six months ended June 30, 2015 and 2014, we used the weighted-average assumptions in the table below to compute the value of all options for shares of common stock granted to employees:

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
Restricted Stock Plans
In January 2015, we reserved a maximum of 429,468 restricted shares for potential issuance as performance-based restricted shares to certain of our employees. The number of shares that will ultimately be granted under the performance awards will be based on our actual financial performance as compared to financial performance targets set by our board of directors and compensation committee for the year ending December 31, 2015. The maximum compensation expense to be recognized under these performance-based restricted shares is $86 million if the maximum financial performance target is met and all 429,468 shares vest. The compensation expense to be recognized under these performance-based restricted shares will be $43 million if the target financial performance is met, which would result in 214,734 shares vesting. We will recognize expense on an accelerated basis over the three-year vesting period based on our quarterly assessment of the probable 2015 actual financial performance as compared to the 2015 financial performance targets. As of June 30, 2015, we determined that it is probable that the target financial performance level will be met for 2015. Based on this assessment, we recorded non-cash compensation expense of $12 million and $7 million for the six months and three months ended June 30, 2015, respectively, related to these shares and the remaining $31 million in non-cash compensation expense will be recorded on an accelerated basis over the remaining vesting period, including $14 million of which will be recorded over the remainder of 2015.
The following is a summary of the non-vested restricted shares for the six months ended June 30, 2015:

	Number of Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share
Non-vested at December 31, 2014	1,070,995	$176.82
Granted	551,426	209.62
Vested	(392,842)	156.80
Forfeited	(44,926)	197.88
Non-vested at June 30, 2015	1,184,653	197.92
Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance-based shares have been adjusted to reflect the actual shares to be issued based on the achievement of past performance targets. Non-vested performance-based restricted shares granted are presented in the table above at the maximum number of restricted shares that would vest if the maximum performance targets are met. As of June 30, 2015, there were $146 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted-average period of 1.7 years as the restricted stock vests. These unrecognized compensation costs assume that a target performance level will be met on the performance-based restricted shares granted in January 2015. During the six months ended June 30, 2015 and 2014, the total fair value of restricted stock vested under all restricted stock plans was $86 million and $87 million, respectively.
Stock Repurchase Program
In September 2014, we entered into a Rule 10b5-1 trading plan as authorized by our board of directors permitting open market repurchases of our common stock based on certain parameters described in the trading plan. During the six months and three months ended June 30, 2015, we repurchased 1,744,839 and 872,539 shares, respectively, of our outstanding common stock under our Rule 10b5-1 trading plan at a cost of $399 million and $202 million, respectively. As of June 30, 2015, the remaining board authorization permits repurchases of up to $398 million of our common stock with no fixed expiration date.
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
Our effective tax rate from continuing operations was 27% and 28% for the six months ended June 30, 2015 and 2014, respectively, and 27% and 29% for the three months ended June 30, 2015 and 2014, respectively. The effective tax rates for the six months and three months ended June 30, 2015 and 2014 are lower than the federal statutory rate primarily due to the favorable foreign income tax rate differentials, partially offset by state income taxes. Favorable foreign income tax rate differentials result from lower tax rates in the United Kingdom, the Netherlands and various other lower tax jurisdictions than compared to the tax rates in the United States. The effective tax rates for the six and three months ended June 30, 2015 are lower than the effective tax rates for the comparable periods in 2014 primarily due to certain tax law changes during the periods.
Our non-U.S. subsidiaries had $2.5 billion in cumulative undistributed earnings as of June 30, 2015. This amount represents the post-income tax earnings under GAAP adjusted for previously taxed income. The earnings from our non-U.S. subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability is not practicable. Any future distribution by way of dividend of these non-U.S. earnings may subject us to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to various non-U.S. countries.

8.	Clearing Organizations
We own seven regulated central counterparty clearing houses for the settlement and clearing of derivative contracts. The clearing houses include ICE Clear Europe, ICE Clear Credit, ICE Clear U.S., ICE Clear Canada, ICE Clear Netherlands (formerly Holland Clearing House), The Clearing Corporation, or TCC, and ICE Clear Singapore and are referred to herein collectively as the “ICE Clearing Houses”. ICE Clear Singapore is not yet operational but has received certain regulatory approvals and the onboarding of clearing members has begun. We anticipate launching ICE Clear Singapore in the fourth quarter of this year.
Each of the ICE Clearing Houses requires all clearing members to maintain cash on deposit or pledge certain assets, which may include government obligations, non-government obligations, letters of credit or gold to guarantee performance on the clearing members’ open positions. Such amounts in total are known as “original margin.” The ICE Clearing Houses may make intraday original margin calls in circumstances where market conditions require additional protection. The daily profits and losses from and to the ICE Clearing Houses due to the marking-to-market of open contracts is known as “variation margin”. The ICE Clearing Houses mark all outstanding contracts to market, and therefore pay and collect variation margin, at least once daily, and in some cases multiple times throughout the day. Marking-to-market allows the ICE Clearing Houses to identify any clearing members that may be unable to satisfy the financial obligations resulting from changes in the prices of their open contracts before those financial obligations become exceptionally large and jeopardize the ability of the ICE Clearing Houses to ensure financial performance of clearing members’ open positions.
Each of the ICE Clearing Houses requires that each clearing member make deposits into a fund known as a guaranty fund, or Guaranty Fund, which is maintained by the relevant ICE Clearing House. These amounts serve to secure the obligations of a clearing member to the ICE Clearing House to which it has made the Guaranty Fund deposit and may be used to cover losses sustained by the respective ICE Clearing House in the event of a default of a clearing member.

Each of the ICE Clearing Houses has equal and offsetting claims to and from their respective clearing members on opposite sides of each cleared contract. This arrangement allows the ICE Clearing Houses to serve as the central financial counterparty on every cleared contract. Each ICE Clearing House bears financial counterparty credit risk in the event that market movements create conditions that lead to its clearing members failing to meet their financial obligations to that ICE Clearing House. Accordingly, the ICE Clearing Houses account for this central counterparty guarantee as a performance guarantee. Given that each contract is margined and marked or settled at least once daily for each clearing member, the ICE Clearing Houses’ maximum estimated exposure for this guarantee, excluding the effects of original and variation margin requirements and mandatory deposits to the applicable Guaranty Fund by clearing members, is $65.4 billion as of June 30, 2015, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one day movement in pricing of the underlying unsettled contracts. This amount is based on calculations determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than the amount estimated by the ICE Clearing Houses. The net notional value of unsettled contracts was $2.4 trillion as of June 30, 2015. We performed calculations to determine the fair value of our counterparty performance guarantee taking into consideration factors such as daily settlement of contracts, margining requirements, other elements of our risk management program, historical evidence of default payments, and estimated probability of potential default payouts by the ICE Clearing Houses. Based on these analyses, the estimated counterparty performance guaranty liability was determined to be nominal and no liability was recorded as of June 30, 2015 and December 31, 2014.
The ICE Clearing Houses seek to reduce their exposure through a risk management program that includes initial and ongoing financial standards for clearing member admission and continued membership, original and variation margin requirements, and mandatory deposits to the Guaranty Fund. The amounts that the clearing members are required to maintain in the original margin and Guaranty Fund accounts are determined by standardized parameters established by the risk committees, risk management departments and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time. As of June 30, 2015 and December 31, 2014, the ICE Clearing Houses have received or have been pledged $77.0 billion in cash and non-cash collateral in original margin and Guaranty Fund deposits to cover price movements of underlying contracts for both periods. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations up to the limits established under the respective rules of each ICE Clearing House.
Should a particular clearing member fail to deposit original margin, or to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate or hedge the clearing member’s open positions and use the clearing member’s original margin and Guaranty Fund deposits to make up any amount owed. In the event that those deposits are not sufficient to pay the amount owed in full, the ICE Clearing Houses may utilize the respective Guaranty Fund deposits of their respective clearing members on a pro-rata basis for that purpose. We have contributed $128 million, $50 million and $50 million to the ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. Guaranty Funds, respectively, as of June 30, 2015, and such amounts are at risk and could be used in the event of a clearing member default where the amount of the defaulting clearing member’s original margin and Guaranty Fund deposits are insufficient. The $228 million combined contributions as of June 30, 2015 are included in long-term restricted cash in the accompanying consolidated balance sheet and such amounts would be utilized after the available funds of the defaulting clearing member but before all other amounts within the Guaranty Funds.
As of June 30, 2015, original margin and Guaranty Fund cash deposits are as follows for the ICE Clearing Houses (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	Other Clearing Houses	Total
Original margin	$22,675	$11,707	$4,087	$115	$38,584
Guaranty Fund	2,802	1,639	313	13	4,767
Total	$25,477	$13,346	$4,400	$128	$43,351
As of December 31, 2014, original margin and Guaranty Fund cash deposits are as follows for the ICE Clearing Houses (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	Other Clearing Houses	Total
Original margin	$23,291	$14,056	$4,285	$42	$41,674
Guaranty Fund	3,048	2,408	290	38	5,784
Total	$26,339	$16,464	$4,575	$80	$47,458
We have recorded these cash deposits in the accompanying consolidated balance sheets as current assets with corresponding current liabilities to the clearing members of the relevant ICE Clearing House. All cash, securities and letters of credit are available only to meet the financial obligations of that clearing member to the relevant ICE Clearing House. ICE Clear Europe, ICE Clear

Credit, ICE Clear U.S., ICE Clear Canada, ICE Clear Netherlands, TCC and ICE Clear Singapore are separate legal entities and are not subject to the liabilities of the other ICE Clearing Houses or the obligations of the members of the other ICE Clearing Houses. The amount of these cash deposits may fluctuate due to the types of margin collateral choices available to clearing members and the change in the amount of deposits required. As a result, these assets and corresponding liabilities may vary significantly over time. Except as noted below with respect to ICE Clear Credit, the majority of the cash held by the ICE Clearing Houses is secured in reverse repurchase agreements with primary overnight maturities or direct investment in U.S. government securities. Remaining balances are invested overnight across a diverse set of high quality financial institutions. ICE Clear Credit has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and has been authorized to establish and maintain a cash account at the Federal Reserve Bank of Chicago. Such account was opened on July 30, 2015 and ICE Clear Credit currently holds a material portion of its U.S. dollar cash held in the Guaranty Fund and in original margin in the cash account at the Federal Reserve Bank of Chicago. Access to a central bank account at the Federal Reserve Bank of Chicago is intended to decrease ICE Clear Credit’s custodial, liquidity and operational risk as compared to alternative custodial and investment arrangements.
In addition to the cash deposits for original margin and the Guaranty Fund, the ICE Clearing Houses have also received other assets from clearing members, which may include government obligations, certain agency and corporate debt, letters of credit or gold to mitigate credit risk. These assets are not reflected in the accompanying consolidated balance sheets as the risks and rewards of these assets remain with the clearing members unless the ICE Clearing Houses have sold or re-pledged the assets or in the event of a clearing member default, where the clearing member is no longer entitled to redeem the assets. Any income, gain or loss accrues to the clearing member. For certain non-cash deposits, the ICE Clearing Houses may impose discount or "haircut" rates to ensure adequate collateral levels to account for fluctuations in the market value of these deposits. As of June 30, 2015 and December 31, 2014, the assets pledged by the clearing members as original margin and Guaranty Fund deposits for each of the ICE Clearing Houses are detailed below (in millions):

	As of June 30, 2015				As of December 31, 2014
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	Other Clearing Houses	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	Other Clearing Houses
Original margin:
Government securities at face value	$20,516	$4,598	$7,314	$103	$18,284	$3,235	$6,972	$99
Letters of credit	—	—	—	285	—	—	—	4
Total	$20,516	$4,598	$7,314	$388	$18,284	$3,235	$6,972	$103
Guaranty Fund:
Government securities at face value	$224	$305	$175	$100	$284	$424	$190	$15

9.	Commitments and Contingencies
Legal Proceedings
We are subject to legal proceedings and claims that arise from time to time in the course of our business. Typically, we do not believe that the resolution of ordinary course matters, including the matters described below, will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to the legal proceedings and claims. The matters described below all relate to our operation of NYSE. A range of possible losses related to the cases below cannot be reasonably estimated at this time, except as disclosed below.
In April 2014, the first of four purported class action lawsuits was filed in the U.S. District Court for the Southern District of New York, or the Southern District, by the City of Providence, Rhode Island, against more than 40 defendants, including “Exchange Defendants”, “Brokerage Defendants” and “HFT (High Frequency Trading) Defendants”, which we refer to as the City of Providence lawsuit. New York Stock Exchange LLC and NYSE Arca, Inc., two of our subsidiaries, were among the named Exchange Defendants. On July 2, 2014, the court ordered the cases consolidated for all purposes, and appointed lead plaintiffs. On September 3, 2014, the lead plaintiffs filed an amended complaint asserting claims against only a subset of the original Exchange Defendants, including New York Stock Exchange LLC and NYSE Arca, Inc., and also asserting claims against Barclays PLC, or Barclays, a subsidiary of which operates an alternative trading system known as Barclays LX. The lead plaintiffs are suing on behalf of a class of “all public investors” who bought or sold stock from April 18, 2009 to the present on the U.S.-based equity exchanges operated by the remaining Exchange Defendants or on Barclays LX. The amended complaint asserts violations by all remaining Exchange Defendants of Sections 10(b) and 6(b) of the Exchange Act, and seeks unspecified compensatory damages against all defendants, jointly and severally, as well as various forms of equitable relief. The defendants filed a motion on November 3, 2014 to dismiss the amended complaint. On

November 24, 2014, the plaintiffs filed a second amended complaint asserting the same legal claims and substantially the same factual allegations. On January 23, 2015, the defendants filed a motion to dismiss the second amended complaint.
On October 2, 2014, Barclays filed a motion before the U.S. Judicial Panel on Multidistrict Litigation, or the MDL Panel, requesting that a separate lawsuit filed against Barclays in the U.S. District Court for the Central District of California be transferred to the Southern District judge handling the City of Providence lawsuit for consolidated or coordinated pre-trial proceedings. On December 12, 2014, the MDL Panel entered an order granting Barclays’ motion and transferring the matter to the Southern District. Depending on the outcome of further pre-trial proceedings to occur in the Southern District, the scope of this litigation could be expanded.
In May 2014, three purported class action lawsuits were filed in the Southern District by Harold Lanier against the securities exchanges that are participants in each of the three national market system data distribution plans - the Consolidated Tape Association/Consolidated Quotation Plan, the Nasdaq UTP Plan, and the Options Price Reporting Authority, or the Plans, - which are established under the Exchange Act and regulated by the SEC. On August 15, 2014, Lanier filed amended complaints in each of the three lawsuits but did not alter the named defendants. New York Stock Exchange LLC, NYSE Arca, Inc. and NYSE MKT LLC, which are our subsidiaries, are among the defendants named in one or more of the suits. Lanier is claiming to sue on behalf of him and all other similarly situated subscribers to the market data disseminated by the Plans. Lanier’s allegations include that the exchange participants in the Plans breached agreements with subscribers by disseminating market data in a discriminatory manner in that other “preferred” customers allegedly received their data faster than the proposed class. The complaints seek, among other relief, unspecified compensatory damages, restitution of the putative class’s subscription fees paid to the defendants, disgorgement of the fees paid by the so-called preferred customers, and injunctive and declaratory relief. On September 29, 2014, the defendants moved to dismiss the amended complaint. On April 28, 2015, the court issued an opinion and order granting the motion and dismissing the three lawsuits with prejudice. The court determined that the claims were preempted by a “comprehensive federal regulatory scheme”, and that in any event Lanier had failed to state a claim for breach of contract. On May 20, 2015, Lanier filed a notice of appeal of the dismissal of the lawsuits. Briefing in the appeals is scheduled to occur during the remainder of 2015.
One of our subsidiaries, NYSE Brazil Holdings, B.V., or NYSE BV, is a party to a pending arbitration proceeding initiated by an arbitration demand dated June 4, 2014 in Brazil, filed by ATG Americas Trading Group, S.A. and ATS Brasil S.A., or ATG/ATS, which we refer to as the ATG/ATS arbitration proceeding. NYSE BV and ATG Americas Trading Group, S.A. own 20% and 80%, respectively, of the equity in ATS Brasil S.A., a company with a prospective cash equity trading platform in Brazil, which is not yet operational. ATG/ATS allege NYSE BV breached certain obligations and assert damages of at least 100 million Brazilian Reais ($32 million based on the Brazilian Real/U.S. dollar exchange rate of 0.3166 as of June 30, 2015). The case has not yet proceeded to a point where ATG/ATS would be required to provide factual support for its damages demand, whether 100 million Brazilian Reais, or a materially higher amount. NYSE BV has served ATG/ATS with a responsive statement which denies liability in connection with the claims, and we are defending the proceeding. On June 3, 2015, the arbitration panel granted a request by ATG/ATS to add NYSE Holdings LLC as a party to the arbitration, but denied its request to add any other alleged NYSE BV affiliates. While that decision is subject to further proceedings, in June 2015, the parties agreed in principle on a general framework for a settlement of the matter and are in the process of finalizing the settlement documentation that would terminate the dispute, though we cannot guarantee such documentation will be finalized. Based on these settlement discussions, we have recorded our best estimate of the settlement of this matter in other expense for the six months and three months ended June 30, 2015 in the accompanying consolidated statements of income.
Redeemable Non-controlling Interest
On June 29, 2015, we purchased the remaining 16% of the shares outstanding from external investors for $128 million and we now own 100% of NYSE Amex Options. The remaining 16% of the outstanding shares was owned by seven external investors and was recorded as redeemable non-controlling interest in the consolidated balance sheet and the proportionate share of profits was recorded as net income from continuing operations attributable to non-controlling interest in the consolidated statements of income. As of July 1, 2015, 100% of the profits from NYSE Amex Options will be retained by us.

10.	Pension and Other Benefit Programs
The following table provides the components of net periodic expense (benefit) associated with our pension plans, supplemental executive retirement, or SERP, plans and post-retirement benefit plans for the six months and three months ended June 30, 2015 and 2014 in the accompanying consolidated statements of income (in millions):

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Pension Plans	SERP Plans	Post-retirement Benefit Plans	Pension Plans	SERP Plans	Post-retirement Benefit Plans
Service costs	$—	$—	$—	$2	$—	$—
Interest costs	16	2	4	18	2	4
Estimated return on plan assets	(22)	—	—	(24)	—	—
Amortization of loss	2	—	—	—	—	—
Net periodic expense (benefit)	$(4)	$2	$4	$(4)	$2	$4

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Pension Plans	SERP Plans	Post-retirement Benefit Plans	Pension Plans	SERP Plans	Post-retirement Benefit Plans
Service costs	$—	$—	$—	$1	$—	$—
Interest costs	8	1	2	9	1	2
Estimated return on plan assets	(11)	—	—	(12)	—	—
Amortization of loss	1	—	—	—	—	—
Net periodic expense (benefit)	$(2)	$1	$2	$(2)	$1	$2
During the six months and three months ended June 30, 2015, we contributed $8 million and $4 million, respectively, to our pension plans, SERP plans and post-retirement benefit plans. Based on current actuarial assumptions, we anticipate funding an additional $24 million to our pension plans, SERP plans and post-retirement benefit plans during second half of 2015.

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
Financial assets and liabilities recorded in the accompanying consolidated balance sheets as of June 30, 2015 and December 31, 2014 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. Financial instruments measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 are as follows (in millions):

	As of June 30, 2015			As of December 31, 2014
	Level 1	Level 2 and 3	Total	Level 1	Level 2 and 3	Total
Assets at fair value:
Long-term investment in equity securities	$341	$—	$341	$379	$—	$379
U.S. Treasury securities	443	—	443	374	—	374
Mutual Funds	22	—	22	27	—	27
Total assets at fair value	$806	$—	$806	$780	$—	$780
As of June 30, 2015, the fair values of our $1.39 billion Senior Notes and $853 million NYSE Notes are $1.44 billion and $860 million, respectively. The fair values of these fixed rate notes were estimated using quoted market prices for these instruments. The fair value of our other short-term and long-term debt approximates the carrying value since the rates of interest on the debt approximate market rates as of June 30, 2015. All other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.
As of June 30, 2015, we are holding $443 million in U.S. Treasury securities, all of which had remaining maturities of less than one year at the date of purchase. Of these securities, $225 million were recorded as cash and cash equivalents, $87 million were recorded as short-term restricted cash and investments and $131 million were recorded as long-term restricted cash and investments in the accompanying consolidated balance sheet as of June 30, 2015 (all of the U.S. Treasury securities recorded as cash have remaining maturities of less than 90 days).
We did not use Level 2 and 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of June 30, 2015 or December 31, 2014. We measure certain assets, such as intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of June 30, 2015 and December 31, 2014, none of these assets were required to be recorded at fair value since no impairment indicators were present. Cost and equity method investments were $120 million and $53 million as of June 30, 2015 and December 31, 2014, respectively, and are classified as other non-current assets in the accompanying consolidated balance sheets. The increase in the cost and equity method investments during the six months ended June 30, 2015 is primarily due to our $60 million investment in The Options Clearing Corporation, or OCC.
We own a 40% interest in OCC through a direct investment by NYSE. OCC serves as a clearing house for securities options, security futures, commodity futures and options on futures traded on various independent exchanges. OCC clears securities options traded on NYSE Arca and NYSE MKT, along with other non-affiliated exchanges, and is regulated by the SEC as a registered clearing agency and by the Commodity Futures Trading Commission, or CFTC, as a derivatives clearing organization. OCC adopted a new capital plan during the first quarter of 2015, which raised $150 million in equity capital from OCC's shareholders, including $60 million contributed by us. Pursuant to the terms of the capital plan, in exchange for the contributions of equity capital from its shareholders, OCC would be required, subject to determination by its board of directors and compliance with legal requirements, to pay an annual dividend to its shareholders, on a pro rata basis, equal to the after-tax income of OCC, in excess of the amount required to maintain its target capital requirement and satisfy other capital requirements, and after refunds to its clearing members equal to 50% of distributable earnings before tax. In addition, under the OCC capital plan, the OCC shareholders will contribute up to $200 million in additional equity capital if certain capital thresholds are breached, including up to $80 million to be contributed by us. The OCC shareholders would receive Class C stock in exchange for any additional capital contribution. No dividends or other remuneration would be paid to OCC shareholders holding this stock. Unless and until such $200 million capital contribution is repaid to the shareholders, OCC would be required not to declare any dividends and would be required not to pay refunds to its clearing members.
Subsequent to our investment of the $60 million, aggrieved parties petitioned the SEC to review its approval of the capital plan. As a result of such petition, the implementation of the capital plan was automatically stayed. Consequently OCC will not pay dividends to shareholders or issue refunds to customers until the stay is lifted or the SEC reconfirms its approval of the capital plan. The outcome of the petition and the timing of any possible reconfirmation of the capital plan by the SEC is uncertain at this time.

12.	Discontinued Operations
We completed the IPO of our wholly-owned subsidiary Euronext on June 24, 2014 and completed the sales of our wholly-owned subsidiaries Wombat on July 23, 2014, and NYFIX and Metabit on September 19, 2014. We have reflected the results of Euronext, Wombat, NYFIX and Metabit as discontinued operations up to the IPO or sale dates in the accompanying consolidated statement of income for the six months and three months ended June 30, 2014 and for the six months ended June 30, 2014 for the consolidated statement of cash flows.
The results below include external advisory costs, professional services costs and compensation and severance costs related to the discontinued operations, which have been classified below as acquisition-related transaction and integration costs from discontinued operations. Results of discontinued operations were as follows for the six months and three months ended June 30, 2014

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

In connection with our acquisition of NYSE, Intercontinental Exchange, Inc., or ICE, and NYSE Holdings LLC, or NYSE, established various guarantees to protect against structural subordination of each entities’ existing indebtedness. NYSE is our wholly-owned subsidiary and fully and unconditionally guarantees, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of our 2014 Credit Facility, Senior Notes and the Commercial Paper Program. Similarly, ICE fully and unconditionally guarantees, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of the NYSE Notes. The guarantees will remain in place until each applicable debt obligation has been satisfied.

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

Intercontinental Exchange, Inc.
Condensed Consolidating Balance Sheets
As of June 30, 2015
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$1	$—	$677	$—	$678
Intercompany receivable	2,897	—	149	(3,046)	—
Margin deposits and guaranty funds	—	—	43,351	—	43,351
Notes receivable from affiliate, current	—	332	385	(717)	—
Other current assets	59	—	1,045	—	1,104
Total current assets	2,957	332	45,607	(3,763)	45,133
Property and equipment, net	—	—	911	—	911
Other non-current assets:
Goodwill and other intangible assets, net	—	—	16,232	—	16,232
Investment in subsidiaries	14,249	9,705	—	(23,954)	—
Notes receivable from affiliate, non-current	—	3,076	2,347	(5,423)	—
Other non-current assets	23	10	795	—	828
Total other non-current assets	14,272	12,791	19,374	(29,377)	17,060
Total assets	$17,229	$13,123	$65,892	$(33,140)	$63,104

Current liabilities:
Short-term debt	$1,016	$—	$—	$—	$1,016
Margin deposits and guaranty funds	—	—	43,351	—	43,351
Intercompany payable	—	1,558	1,488	(3,046)	—
Notes payable to affiliates, current	350	325	42	(717)	—
Other current liabilities	48	—	1,165	—	1,213
Total current liabilities	1,414	1,883	46,046	(3,763)	45,580
Non-current liabilities:
Long-term debt	1,394	853	—	—	2,247
Notes payable to affiliates, non-current	2,005	342	3,076	(5,423)	—
Other non-current liabilities	6	—	2,788	—	2,794
Total non-current liabilities	3,405	1,195	5,864	(5,423)	5,041
Total liabilities	4,819	3,078	51,910	(9,186)	50,621
Redeemable non-controlling interest	—	—	40	—	40

Equity:
Total shareholders' equity	12,410	10,045	13,909	(23,954)	12,410
Non-controlling interest in consolidated subsidiaries	—	—	33	—	33
Total equity	12,410	10,045	13,942	(23,954)	12,443
Total liabilities and equity	$17,229	$13,123	$65,892	$(33,140)	$63,104

Intercontinental Exchange, Inc.
Condensed Consolidating Balance Sheets
As of December 31, 2014
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$6	$5	$641	$—	$652
Intercompany receivable	2,793	—	529	(3,322)	—
Margin deposits and guaranty funds	—	—	47,458	—	47,458
Note receivable from affiliate, current	—	313	31	(344)	—
Other current assets	60	1,173	936	(60)	2,109
Total current assets	2,859	1,491	49,595	(3,726)	50,219
Property and equipment, net	—	—	874	—	874
Other non-current assets:
Goodwill and other intangible assets, net	—	—	16,315	—	16,315
Investment in subsidiaries	13,682	9,572	—	(23,254)	—
Note receivable from affiliate, non-current	—	2,790	1,516	(4,306)	—
Other non-current assets	25	11	809	—	845
Total other non-current assets	13,707	12,373	18,640	(27,560)	17,160
Total assets	$16,566	$13,864	$69,109	$(31,286)	$68,253

Current liabilities:
Short-term debt	$905	$1,137	$—	$—	$2,042
Margin deposits and guaranty funds	—	—	47,458	—	47,458
Intercompany payable	—	1,933	1,389	(3,322)	—
Notes payable to affiliates, current	344	—	—	(344)	—
Other current liabilities	30	—	1,043	(60)	1,013
Total current liabilities	1,279	3,070	49,890	(3,726)	50,513
Non-current liabilities:
Long-term debt	1,394	853	—	—	2,247
Notes payable to affiliates, non-current	1,516	—	2,790	(4,306)	—
Other non-current liabilities	17	—	2,919	—	2,936
Total non-current liabilities	2,927	853	5,709	(4,306)	5,183
Total liabilities	4,206	3,923	55,599	(8,032)	55,696
Redeemable non-controlling interest	—	—	165	—	165

Equity:
Total shareholders' equity	12,360	9,941	13,313	(23,254)	12,360
Non-controlling interest in consolidated subsidiaries	—	—	32	—	32
Total equity	12,360	9,941	13,345	(23,254)	12,392
Total liabilities and equity	$16,566	$13,864	$69,109	$(31,286)	$68,253

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Six Months Ended June 30, 2015
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing fees, net	$—	$—	$1,536	$—	$1,536
Data services fees	—	—	378	—	378
Listing fees and other revenues	—	—	315	—	315
Total revenues	—	—	2,229	—	2,229
Transaction-based expenses	—	—	582	—	582
Total revenues, less transaction-based expenses	—	—	1,647	—	1,647
Operating expenses:
Compensation and benefits	1	—	294	—	295
Technology and communication	—	—	98	—	98
Acquisition-related transaction and integration costs	—	—	26	—	26
Selling, general, administrative and other	1	—	153	—	154
Depreciation and amortization	—	—	182	—	182
Total operating expenses	2	—	753	—	755
Operating income	(2)	—	894	—	892
Intercompany interest on loans	(2)	19	(17)	—	—
Other expense, net	(7)	(33)	(13)	—	(53)
Total other expense, net	(9)	(14)	(30)	—	(53)
Income before income taxes	(11)	(14)	864	—	839
Income tax expense (benefit)	(3)	—	230	—	227
Equity earnings from subsidiaries	606	168	—	(774)	—
Net income	$598	$154	$634	$(774)	$612
Net income attributable to non-controlling interest	—	—	(14)	—	(14)
Net income attributable to ICE	$598	$154	$620	$(774)	$598

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Comprehensive Income
Six Months Ended June 30, 2015
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income	$598	$154	$634	$(774)	$612
Other comprehensive income (loss):
Foreign currency translation adjustments	—	1	18	—	19
Change in fair value of available-for-sale-securities	—	—	(39)	—	(39)
Employment benefit plan adjustments	—	—	(2)	—	(2)
Total other comprehensive income (loss)	—	1	(23)	—	(22)
Comprehensive loss of subsidiaries	(22)	(14)	—	36	—
Comprehensive income	576	141	611	(738)	590
Comprehensive income attributable to non-controlling interests	—	—	(14)	—	(14)
Comprehensive income attributable to ICE	$576	$141	$597	$(738)	$576

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Three Months Ended June 30, 2015
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing fees, net	$—	$—	$724	$—	$724
Data services fees	—	—	191	—	191
Listing fees and other revenues	—	—	158	—	158
Total revenues	—	—	1,073	—	1,073
Transaction-based expenses	—	—	276	—	276
Total revenues, less transaction-based expenses	—	—	797	—	797
Operating expenses:
Compensation and benefits	1	—	143	—	144
Technology and communication	—	—	47	—	47
Acquisition-related transaction and integration costs	—	—	7	—	7
Selling, general, administrative and other	—	—	76	—	76
Depreciation and amortization	—	—	93	—	93
Total operating expenses	1	—	366	—	367
Operating income	(1)	—	431	—	430
Intercompany interest on loans	(1)	9	(8)	—	—
Other income (expense), net	(26)	7	(13)	—	(32)
Total other income (expense), net	(27)	16	(21)	—	(32)
Income before income taxes	(28)	16	410	—	398
Income tax expense (benefit)	(10)	—	119	—	109
Equity earnings from subsidiaries	301	71	—	(372)	—
Net income	$283	$87	$291	$(372)	$289
Net income attributable to non-controlling interest	—	—	(6)	—	(6)
Net income attributable to ICE	$283	$87	$285	$(372)	$283

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Comprehensive Income
Three Months Ended June 30, 2015
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income	$283	$87	$291	$(372)	$289
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	56	—	56
Change in fair value of available-for-sale-securities	—	—	31	—	31
Employment benefit plan adjustments	—	—	(2)	—	(2)
Total other comprehensive income	—	—	85	—	85
Comprehensive income of subsidiaries	85	13	—	(98)	—
Comprehensive income	368	100	376	(470)	374
Comprehensive income attributable to non-controlling interests	—	—	(6)	—	(6)
Comprehensive income attributable to ICE	$368	$100	$370	$(470)	$368

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Six Months Ended June 30, 2014
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing fees, net	$—	$—	$1,490	$—	$1,490
Data services fees	—	—	305	—	305
Listing fees and other revenues	—	—	284	—	284
Total revenues	—	—	2,079	—	2,079
Transaction-based expenses	—	—	532	—	532
Total revenues, less transaction-based expenses	—	—	1,547	—	1,547
Operating expenses:
Compensation and benefits	1	—	303	—	304
Technology and communication	—	—	90	—	90
Acquisition-related transaction and integration costs	—	6	56	—	62
Selling, general, administrative and other	—	—	212	—	212
Depreciation and amortization	—	—	161	—	161
Total operating expenses	1	6	822	—	829
Operating income	(1)	(6)	725	—	718
Total other income (expense), net	(25)	(27)	16	—	(36)
Income from continuing operations before income taxes	(26)	(33)	741	—	682
Income tax expense (benefit)	(14)	—	208	—	194
Equity earnings from subsidiaries	511	381	—	(892)	—
Income from continuing operations	499	348	533	(892)	488
Income from discontinued operations, net of tax	—	—	21	—	21
Net income	$499	$348	$554	$(892)	$509
Net income attributable to non-controlling interest	—	—	(22)	—	(22)
Net income attributable to ICE	$499	$348	$532	$(892)	$487

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Comprehensive Income
Six Months Ended June 30, 2014
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income	$499	$348	$554	$(892)	$509
Other comprehensive income:
Foreign currency translation adjustments	—	1	83	—	84
Change in fair value of available-for-sale-securities	—	—	118	—	118
Discontinuance of net investment hedge	—	—	21	—	21
Total other comprehensive income	—	1	222	—	223
Comprehensive income (loss) of subsidiaries	228	(136)	—	(92)	—
Comprehensive income	727	213	776	(984)	732
Comprehensive income attributable to non-controlling interests	—	—	(22)	—	(22)
Comprehensive income attributable to ICE	$727	$213	$754	$(984)	$710

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Three Months Ended June 30, 2014
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing fees, net	$—	$—	$726	$—	$726
Data services fees	—	—	148	—	148
Listing fees and other revenues	—	—	142	—	142
Total revenues	—	—	1,016	—	1,016
Transaction-based expenses	—	—	266	—	266
Total revenues, less transaction-based expenses	—	—	750	—	750
Operating expenses:
Compensation and benefits	—	—	150	—	150
Technology and communication	—	—	43	—	43
Acquisition-related transaction and integration costs	—	4	33	—	37
Selling, general, administrative and other	—	—	112	—	112
Depreciation and amortization	—	—	81	—	81
Total operating expenses	—	4	419	—	423
Operating income	—	(4)	331	—	327
Total other income (expense), net	(11)	(22)	26	—	(7)
Income from continuing operations before income taxes	(11)	(26)	357	—	320
Income tax expense (benefit)	(9)	—	102	—	93
Equity earnings from subsidiaries	240	163	—	(403)	—
Income from continuing operations	238	137	255	(403)	227
Income from discontinued operations, net of tax	—	—	8	—	8
Net income	$238	$137	$263	$(403)	$235
Net income attributable to non-controlling interest	—	—	(9)	—	(9)
Net income attributable to ICE	$238	$137	$254	$(403)	$226

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Comprehensive Income
Three Months Ended June 30, 2014
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income	$238	$137	$263	$(403)	$235
Other comprehensive income:
Foreign currency translation adjustments	—	—	39	—	39
Change in fair value of available-for-sale-securities	—	—	58	—	58
Discontinuance of net investment hedge	—	—	21	—	21
Total other comprehensive income	—	—	118	—	118
Comprehensive income (loss) of subsidiaries	123	(50)	—	(73)	—
Comprehensive income	361	87	381	(476)	353
Comprehensive income attributable to non-controlling interests	—	—	(9)	—	(9)
Comprehensive income attributable to ICE	$361	$87	$372	$(476)	$344

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2015
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net cash provided by operating activities from continuing operations	$(25)	$(38)	$845	$(12)	$770
Investing activities:
Decrease in restricted cash	—	—	11	—	11
Loans to subsidiaries	—	(305)	(801)	1,106	—
Additional contribution to equity method investment	—	—	(60)	—	(60)
Proceeds from term deposits and sales of available-for sale investments	—	1,084	—	—	1,084
Capital expenditures, capitalized software development costs and other	—	—	(136)	—	(136)
Net cash provided by investing activities from continuing operations	—	779	(986)	1,106	899
Financing activities:
Repayments of debt facilities and commercial paper, net	111	(1,029)	—	—	(918)
Intercompany borrowing	495	283	328	(1,106)	—
Dividends to shareholders	(158)	—	—	—	(158)
Intercompany dividends	—	—	(12)	12	—
Repurchase of common stock	(399)	—	—	—	(399)
Purchase of subsidiary shares from non-controlling interest	—	—	(128)	—	(128)
Other financing activities	(29)	—	(3)	—	(32)
Net cash used in financing activities from continuing operations	20	(746)	185	(1,094)	(1,635)
Effect of exchange rates on cash and cash equivalents	—	—	(8)	—	(8)
Net increase (decrease) in cash and cash equivalents	(5)	(5)	36	—	26
Cash and cash equivalents, beginning of period	6	5	641	—	652
Cash and cash equivalents, end of period	$1	$—	$677	$—	$678

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2014
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net cash provided by operating activities from continuing operations	$(52)	$85	$888	$(85)	$836
Investing activities:
Increase in restricted cash	—	—	(111)	—	(111)
Cash paid for acquisitions, net of cash acquired	—	—	(150)	—	(150)
Loans to subsidiaries	—	(108)	(960)	1,068	—
Proceeds from IPO of Euronext	—	—	1,984	—	1,984
Capital expenditures, capitalized software development costs and other	—	—	(72)	—	(72)
Net cash provided by investing activities from continuing operations	—	(108)	691	1,068	1,651
Financing activities:
Repayments of debt facilities and commercial paper, net	(722)	—	(368)	—	(1,090)
Intercompany borrowing	937	23	108	(1,068)	—
Dividends to shareholders	(151)	—	—	—	(151)
Intercompany dividends	—	—	(85)	85	—
Other financing activities	(14)	—	(30)	—	(44)
Net cash used in financing activities from continuing operations	50	23	(375)	(983)	(1,285)
Cash and cash equivalents from discontinued operations	—	—	(110)	—	(110)
Effect of exchange rates on cash and cash equivalents	—	—	4	—	4
Net increase (decrease) in cash and cash equivalents	(2)	—	1,098	—	1,096
Cash and cash equivalents, beginning of period	2	—	959	—	961
Cash and cash equivalents, end of period	$—	$—	$2,057	$—	$2,057

14.	Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the six months and three months ended June 30, 2015 and 2014 (in millions, except per share amounts):

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Income from continuing operations	$612	$488	$289	$227
Net income from continuing operations attributable to non-controlling interest	(14)	(22)	(6)	(9)
Net income from continuing operations attributable to ICE	598	466	283	218
Net income from discontinued operations attributable to ICE	—	21	—	8
Net income attributable to ICE	$598	$487	$283	$226

Basic earnings per share attributable to ICE common shareholders:
Continuing operations	$5.37	$4.05	$2.55	$1.89
Discontinued operations	—	0.19	—	0.07
Basic earnings per share	$5.37	$4.24	$2.55	$1.96
Basic weighted average common shares outstanding	112	115	111	115

Diluted earnings per share attributable to ICE common shareholders:
Continuing operations	$5.34	$4.03	$2.54	$1.88
Discontinued operations	—	0.19	—	0.07
Diluted earnings per share	$5.34	$4.22	$2.54	$1.95
Diluted weighted average common shares outstanding	112	116	112	116

Basic weighted average common shares outstanding	112	115	111	115
Effect of dilutive securities - stock options and restricted stock	—	1	1	1
Diluted weighted average common shares outstanding	112	116	112	116
Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. During the six months ended June 30, 2015 and 2014, 190,000 and 157,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect because the outstanding stock option exercise prices were greater than the average market price of the common shares during the relevant periods. Certain figures in the table above may not recalculate due to rounding.

15.	Subsequent Events
We have evaluated subsequent events and determined that no events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements except the event disclosed in Note 8.

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
Forward-looking statements and other risks and factors that may affect our performance include, but are not limited to: our business environment and trends in our industry; general economic conditions and conditions in global financial markets; volatility in commodity prices, equity prices, and price volatility of financial benchmarks and instruments such as interest rates, credit spreads, equity indexes and foreign exchange rates; changes in domestic and foreign laws, regulations, rules or government policy with respect to financial markets, or our business generally, including changes, increased regulatory scrutiny or enforcement actions; increasing competition and consolidation in our industry; our ability to identify and effectively pursue acquisitions and strategic alliances and successfully integrate the companies we acquire; our ability to realize the anticipated synergies and benefits of the NYSE acquisition within the expected time frame, and integrate NYSE’s operations with our business; the success of our clearing houses and our ability to minimize the risks associated with operating multiple clearing houses in multiple jurisdictions; technological developments, including ensuring that the technology we utilize is not vulnerable to security risks and other risks; the accuracy of our cost estimates and expectations; our belief that cash flows from operations will be sufficient to service our current levels of debt and fund our working capital needs and capital expenditures for the foreseeable future; our ability, on a timely and cost-effective basis, to offer additional products and services, leverage our risk management capabilities and enhance our technology; maintaining existing market participants and attracting new ones; protecting our intellectual property rights; not violating the intellectual property rights of others; our ability to identify trends and adjust our business to respond to such trends; potential adverse results of litigation and regulatory actions and proceedings; and our belief in our electronic platforms and disaster recovery system technologies. We caution you not to place undue reliance on these forward-looking statements as they speak only as of the date on which such statements were made, and we undertake no obligation to update any forward-looking statement or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all factors that may affect our business and prospects. Further, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
In this Quarterly Report on Form 10-Q, unless otherwise indicated, the terms “Intercontinental Exchange”, “ICE”, “we”, “us”, “our”, “our company” and “our business” refer to Intercontinental Exchange, Inc., together with its consolidated subsidiaries. Due to rounding, figures may not sum exactly.
Overview
We are a leading global operator of regulated exchanges, clearing houses and listings venues, and a provider of data services for commodity and financial markets. We operate regulated marketplaces for trading and clearing a broad array of derivatives and securities contracts across major asset classes, including energy and agricultural commodities, interest rates, equities, equity derivatives, credit derivatives, bonds and currencies.
Our exchanges include futures exchanges in the United States, United Kingdom, continental Europe, Canada and Singapore and cash equities exchanges and equity options exchanges in the United States. We operate over-the-counter, or OTC, markets for physical energy and credit default swaps, or CDS. We also own seven central counterparty clearing houses serving the global derivatives markets. Through our trading, clearing, listings and post-trade platforms, we bring together buyers and sellers by offering liquid markets, benchmark products, access to capital markets, data, and a range of services to support market participants’ trading, risk management and capital raising activities. Our business is conducted as a single reportable business segment.
Our markets are primarily subject to the jurisdiction of regulatory agencies in the United States, United Kingdom, Canada, Singapore and the European Union, or EU. Domestic and foreign policy makers have undertaken reviews of their existing legal framework governing financial markets in connection with regulatory reform, and have either passed new laws and regulations, or are in the process of debating and/or enacting new laws and regulations that apply to our business and to our customers' businesses. In particular, as discussed in detail in our 2014 Form 10-K, the implementation of European Market Infrastructure Regulation, or EMIR, and the Markets in Financial Instruments Directives II, or MiFID II, may result in operational, regulatory and/or business risk. In June

2015, the Bank of England stated that ICE Clear Europe’s application to be an EMIR authorized Central Counterparty, or CCP, was still under review.
Financial Highlights
The following summarizes our results and significant changes in our financial performance for the periods presented (dollars in millions, except per share amounts):

	Six Months Ended June 30,			Three Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Total revenues, less transaction-based expenses	$1,647	$1,547	6%	$797	$750	6%
Total operating expenses	$755	$829	(9)%	$367	$423	(13)%
Adjusted operating expenses(1)	$664	$705	(6)%	$328	$355	(8)%
Operating income	$892	$718	24%	$430	$327	32%
Adjusted operating income(1)	$983	$842	17%	$469	$395	19%
Operating margin	54%	46%	8 pts	54%	44%	10 pts
Adjusted operating margin(1)	60%	54%	6 pts	59%	53%	6 pts
Other expense, net	$53	$36	47%	32	7	342%
Income tax expense	$227	$194	17%	$109	$93	17%
Effective tax rate	27%	28%	(1 pt)	27%	29%	(2 pts)
Net income from continuing operations attributable to ICE	$598	$466	28%	$283	$218	30%
Adjusted net income from continuing operations attributable to ICE(1)	$667	$543	23%	$323	$264	23%
Income from discontinued operations, net of tax	$—	$21	n/a	$—	$8	n/a
Net income attributable to ICE	$598	$487	23%	$283	$226	26%
Diluted earnings per share attributable to ICE common shareholders from continuing operations	$5.34	$4.03	33%	$2.54	$1.88	35%
Adjusted diluted earnings per share attributable to ICE common shareholders from continuing operations(1)	$5.96	$4.70	27%	$2.90	$2.28	27%
Cash flows from operating activities of continuing operations	$770	$836	(8)%

(1) The adjusted numbers in the table above are calculated by excluding items that are not reflective of our cash operations and core business performance, net of taxes, as applicable. As a result, these adjusted numbers are not calculated in accordance with GAAP. See “- Non-GAAP Financial Measures” below.

•
Total revenues, less transaction-based expenses, increased $100 million and $47 million for the six months and three months ended June 30, 2015, respectively, from the comparable periods in 2014, primarily due to increases in the data services fee revenues, listing fee revenues, Brent crude, and other oil futures and options transaction and clearing revenues. These increases were partially offset by decreases in certain interest rates futures and options transaction and clearing revenues compared to the prior year periods. See “- Revenues” below. Also offsetting the revenue increases were the impacts of a strengthening U.S. dollar on our foreign currency exchange rates (primarily for those revenues billed in pounds sterling and euros), which reduced our revenues by $34 million and $16 million for the six months and three months ended June 30, 2015, respectively, from the comparable periods in 2014. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” included elsewhere in this Quarterly Report on Form 10-Q for additional information on the impact of currency fluctuations.

•
Total operating expenses decreased $74 million and $56 million for the six months and three months ended June 30, 2015, respectively, from the comparable periods in 2014, primarily due to decreases in professional services expenses (related to the reduction in professional services and contractors at NYSE) and decreases in acquisition-related transaction and integration costs (related to lower NYSE integration costs). These decreases were partially offset by increases in depreciation expenses compared to the prior year periods primarily due to fixed asset additions relating to the NYSE integration and real estate expenditures relating to the Atlanta and New York headquarters. See “- Operating Expenses” below. Operating expenses also decreased due to the impact of a strengthening U.S. dollar on our foreign currency exchange rates (primarily for those operating expenses incurred in pounds sterling and euros), which reduced our operating expenses by $10 million and $5 million for the six months and three months ended June 30, 2015, respectively, from the comparable periods in 2014.

•
During the six months and three months ended June 30, 2015, we incurred $19 million in various litigation accruals, including the ATG/ATS arbitration proceeding, which was recorded in other expense. Refer to note 9 to our consolidated financial statements, which is included elsewhere in this Quarterly Report on Form 10-Q, for additional information on the ATG/ATS arbitration proceeding.

Variability in Quarterly Comparisons
The business environments in which we operate directly affect our results of operations. Our results have been and will continue to be affected by many factors, including the level of trading activity in our markets, which during any period is significantly influenced by general market conditions; competition; market share; our acquisition activities and the pace of industry consolidation; broad trends in the brokerage and finance industry; price levels and price volatility; the number and financial health of companies listed on our cash markets; geopolitical events; weather and disasters; real and perceived supply and demand imbalances; availability of capital; changing technology in the financial services industry; and, legislative and regulatory changes among other factors. In particular, in recent years, the business environment has been characterized by increasing competition among global markets for trading volumes and listings; the globalization of exchanges, customers and competitors; market participants’ demand for speed, capacity and reliability, which requires continuing investment in technology; and, increasing competition for market data revenues. Price volatility increases the need to hedge risk and creates demand among market participants for the exchange of risk. Market liquidity is one of the primary market attributes for attracting and maintaining customers and is an important indicator of a market’s strength. The maintenance and growth of our revenues could also be impacted if we face increased pressure on pricing. Changes in these and other factors could cause our revenues to fluctuate from period to period and these fluctuations may affect the reliability of period to period comparisons of our revenues and operating results. For additional information regarding the factors that affect our results of operations, see Item 1(A) "Risk Factors" included in our 2014 Form 10-K.

Revenues
Total revenues, less transaction-based expenses, exclude revenues related to discontinued operations for the six months and three months ended June 30, 2014. See "- Discontinued Operations" below. The following table presents our revenues, less transaction-based expenses, from continuing operations (dollars in millions):

	Six Months Ended June 30,			Three Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Revenues:
Brent crude futures and options contracts	$135	$104	30%	$60	$55	11%
Natural gas futures and options contracts	102	97	5	43	40	7
Gasoil futures and options contracts	45	41	10	21	20	5
Other oil futures and options contracts	58	45	29	26	22	15
Power futures and options contracts	41	39	6	21	19	9
Emissions and other energy futures and options contracts	29	39	(27)	12	16	(23)
Sugar futures and options contracts	58	53	9	30	25	20
Other agricultural and metals futures and options contracts	53	51	2	27	25	8
Interest rates futures and options contracts	105	155	(32)	50	75	(34)
Other financial futures and options contracts	66	62	6	32	32	2
Credit default swaps	77	84	(9)	34	41	(18)
U.S. cash equities and equity options	744	692	7	356	343	4
Other	23	28	(10)	12	13	(2)
Transaction and clearing fees, net	1,536	1,490	3	724	726	—
Data services fees	378	305	24	191	148	29
Listing fees	202	180	12	101	90	12
Other revenues	113	104	8	57	52	10
Total revenues	2,229	2,079	7	1,073	1,016	6
Transaction-based expenses	582	532	10	276	266	4
Total revenues, less transaction-based expenses	$1,647	$1,547	6%	$797	$750	6%
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
Revenues per-contract fees are driven by the number of trades executed and fees charged per contract. The amount of our per-contract transaction and clearing fees will depend upon many factors, including, but not limited to, market conditions, transaction and clearing volume, pricing, product mix and new product introductions. Because transaction and clearing fees are assessed on a per-contract or notional value basis, revenues and profitability fluctuate with changes in contract volume but not to the same degree due to product mix and pricing.
The ICE Brent crude futures contract is relied upon by a broad range of global market participants, including oil producing nations and multinational companies, to price and hedge their crude oil production and consumption. Brent crude futures and options volumes increased 28% and 13% for the six months and three months ended June 30, 2015, respectively, from the comparable periods in 2014, primarily due to increased volatility in oil prices following price declines and the continuing uncertainty around supply relative to storage. Based on traded volume in our Brent and West Texas Intermediate, or WTI, crude futures contracts, we had 50% and 55% market share of the global crude futures contracts volume for the six months ended June 30, 2015 and 2014, respectively, and 50% and 55% market share of the global crude futures contracts volume for the three months ended June 30, 2015 and 2014, respectively. While total oil volume and revenues increased during the first half of 2015, global crude market share declined due to increased volatility in WTI crude oil prices relative to Brent crude oil prices, which drove more trading by non-commercial firms in WTI, as well as increased financial incentive schemes offered by competitors.

Natural gas futures and options volumes increased 7% for the three months ended June 30, 2015 from the comparable period in 2014 and the natural gas futures and options volumes declined 3% for the six months ended June 30, 2015 from the comparable periods in 2014; while corresponding natural gas futures and options revenues increased 5% and 7% for the six months and three months ended June 30, 2015, respectively, from the comparable periods in 2014. The natural gas futures and options revenues growth was primarily driven by growth in European natural gas volume. European natural gas contracts have higher transaction fees as compared to the North American natural gas contracts, where volume declined year over year for the six months ended June 30, 2015 due to lower volatility in natural gas prices.
ICE Gasoil is a key refined oil products benchmark in Europe and Asia, which completed its transition to a new gasoil specification in January 2015. Gasoil futures and options volumes increased 14% and 10% for the six months and three months ended June 30, 2015, respectively, from the comparable periods in 2014, primarily due to greater price volatility associated with oil price volatility and following the transition to the low sulphur gasoil specification. Other oil revenue and volume grew due to oil price volatility and the introduction of new oil products to our markets, as well as the transition to clearing related to regulatory requirements.
Our European emissions volumes decreased from the prior year primarily due to strong emissions volumes during the first half of 2014, which were driven by high price volatility resulting from regulatory developments. While our volumes and revenues declined compared to the prior year periods, our market share of the emissions futures market has remained consistent with the prior year periods during the first half of 2015.
Interest rates futures and options volumes decreased 26% and 24% for the six months and three months ended June 30, 2015, respectively, from the comparable periods in 2014. The European interest rate volume declined primarily due to the low interest rate environment and the associated low volatility of the prevailing zero-interest rate policy in Europe.
Total CDS clearing revenues at ICE Clear Credit and ICE Clear Europe were $51 million and $49 million for the six months ended June 30, 2015 and 2014, respectively, and $22 million and $24 million for the three months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015 and 2014, ICE Clear Credit and ICE Clear Europe cleared $6.0 trillion and $6.5 trillion, respectively, of CDS notional value and during the three months ended June 30, 2015 and 2014, cleared $2.7 trillion and $3.1 trillion, respectively. We continue to see increased participation by European buyside participants clearing in the United States, despite the lack of a buyside clearing mandate in Europe, due to the availability of products and cost efficient margining in the United States.
CDS trade execution revenues at Creditex and ICE Swap Trade were $26 million and $35 million for the six months ended June 30, 2015 and 2014, respectively, and $12 million and $17 million for the three months ended June 30, 2015 and 2014, respectively. The notional value of the underlying CDS traded was $518 billion and $563 billion for the six months ended June 30, 2015 and 2014, respectively, and $241 billion and $307 billion for the three months ended June 30, 2015 and 2014, respectively. CDS trading remains muted due to financial reform implementation and lower volatility in corporate credit markets.
U.S. cash equities revenues and U.S. equity options revenues were $678 million and $66 million for the six months ended June 30, 2015, respectively, compared to $609 million and $83 million for the six months ended June 30, 2014, respectively, and were $325 million and $31 million for the three months ended June 30, 2015, respectively, compared to $303 million and $40 million for the three months ended June 30, 2014, respectively. U.S. cash handled volume increased 11% for both the six months and three months ended June 30, 2015 compared to the same periods in 2014, due to an increase in the total consolidated equities volume and an increase in our market share. While U.S. equity options volume decreased for the six months and three months ended June 30, 2015 compared to the same periods in 2014 and our market share decreased in both periods, our rate per contract improved for the six months and three months ended June 30, 2015 compared to the same periods in 2014. The equity options volume and market share declines primarily relate to the restructuring of the NYSE Amex Options business and to our decision to reduce our share in unprofitable transactions. While revenues declined, the overall financial contribution of this business was consistent with the prior year due to the retention of a higher percentage of profits associated with the NYSE Amex Options business that resulted from our repurchase of equity from its shareholders.
Our transaction and clearing fees are presented net of rebates. We recorded rebates of $344 million and $308 million for the six months ended June 30, 2015 and 2014, respectively, and $178 million and $137 million for the three months ended June 30, 2015 and 2014, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. The level of rebates as a percentage of our total transaction and clearing fees remained relatively consistent for the six months ended June 30, 2015 and 2014.

Selected Operating Data
The following table presents trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts):

	Six Months Ended June 30,			Three Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Number of contracts traded:
Brent crude futures and options	100	79	28%	46	41	13%
Natural gas futures and options	113	117	(3)	49	46	7
Gasoil futures and options	31	27	14	14	13	10
Other oil futures and options	44	32	37	20	16	23
Power futures and options	15	15	(2)	7	7	2
Emissions and other energy futures and options	4	6	(21)	2	2	(16)
Sugar futures and options	23	21	7	12	10	21
Other agricultural and metals futures and options	24	24	2	12	11	10
Interest rates futures and options	184	247	(26)	88	117	(24)
Other financial futures and options	113	131	(14)	65	75	(13)
Total	651	699	(7)%	315	338	(6)%

Rate per contract:
Energy futures and options rate per contract	$1.33	$1.32	1%	$1.32	$1.37	(4)%
Agricultural and metals futures and options rate per contract	$2.36	$2.33	1%	$2.38	$2.41	(1)%
Interest rates and other financial futures and options rate per contract	$0.57	$0.58	(2)%	$0.53	$0.56	(5)%
Open interest is the aggregate number of contracts (long or short) that clearing members hold either for their own account or on behalf of their clients. The following table presents our quarter-end open interest for our futures and options contracts (in millions, except for percentages).

	As of June 30,
	2015	2014	Change
Open interest — in millions of contracts:
Brent crude futures and options	4	3	19%
Natural gas futures and options	19	21	(9)
Gasoil futures and options	1	1	47
Other oil futures and options	5	5	13
Power futures and options	8	8	2
Emissions and other energy futures and options	2	2	—
Sugar futures and options	1	1	3
Other agricultural and metals futures and options	2	2	—
Interest rates futures and options	15	21	(30)
Other financial futures and options	13	15	(15)
Total	70	79	(11)%

The following table presents selected U.S. cash equities and equity options trading data for the six months and three months ended June 30, 2015 and 2014. All trading volume below is presented as net daily trading volume and is single counted.

	Six Months Ended June 30,			Three Months Ended June 30,
	2015	2014	Change	2015	2014	Change
U.S. cash equities (shares in millions):
NYSE listed (tape A) issues:
Handled volume	1,152	1,049	10%	1,123	1,019	10%
Matched volume	1,134	1,024	11%	1,107	996	11%
Total NYSE listed consolidated volume	3,530	3,395	4%	3,385	3,196	6%
Share of total matched consolidated volume	32%	30%	2 pts	33%	31%	2 pts
NYSE Arca, NYSE MKT and regional listed (tape B) issues:
Handled volume	293	240	22%	264	213	24%
Matched volume	279	226	23%	251	200	25%
Total NYSE Arca, NYSE MKT and regional listed consolidated volume	1,265	1,061	19%	1,177	925	27%
Share of total matched consolidated volume	22%	21%	1 pt	21%	22%	(1 pt)
Nasdaq listed (tape C) issues:
Handled volume	212	210	1%	211	201	5%
Matched volume	200	192	4%	199	187	6%
Total Nasdaq listed consolidated volume	1,865	2,071	(10)%	1,829	1,973	(7)%
Share of total matched consolidated volume	11%	9%	2 pts	11%	9%	2 pts
Total U.S. cash handled volume	1,658	1,499	11%	1,598	1,433	11%
Total U.S. cash market share matched	24%	22%	2 pts	24%	23%	1 pt

U.S. equity options (contracts in thousands):
NYSE equity options	2,629	3,655	(28)%	2,544	3,433	(26)%
Total U.S. equity options volume	14,341	15,137	(5)%	13,876	14,229	(2)%
NYSE share of total U.S. equity options	18%	24%	(6 pts)	18%	24%	(6 pts)

Revenue capture or rate per contract:
U.S. cash equities revenue capture (per 100 shares)	$0.050	$0.048	5%	$0.051	$0.048	6%
U.S. equity options rate per contract	$0.180	$0.158	14%	$0.174	$0.155	13%
Handled volume represents the total number of shares of equity securities, ETFs and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
Data Services Fees
We generate revenues from the dissemination of our market data to a variety of users. Subscribers can obtain access to our market data services either directly or through third-party distributors. In our derivatives markets, data fees primarily relate to subscription fees charged for user and license access from data vendors and from the end users, view only data access, direct access services, terminal access, daily indexes and end of day reports. In our cash products, we earn market data fees relating to our cash trading and related data and network services. We collect these data fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products.
Our data services fee revenues increased during the six months and three months ended June 30, 2015, from the comparable periods in 2014, primarily due to the addition of new users to our real-time market data, as well as the addition of SuperDerivatives and ICE Benchmark Administration. SuperDerivatives, which we acquired in October 2014, is a leading provider of risk management analytics, financial market data and valuation services and the acquisition is intended to accelerate our multi-asset class clearing, risk management and data services strategy.

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
Listing fee revenues increased for the six months and three months ended June 30, 2015, from the comparable periods in 2014, primarily due to the amortization of the listing fees incurred since the acquisition of NYSE and due to additional annual listing fee revenue recognized on these new customers.
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
Transaction-Based Expenses
Our U.S. equities and options markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. Section 31 fees and routing fees collected from customers are recorded on a gross basis as a component of transaction and clearing fee revenue. These Section 31 fees are designed to recover the government's costs of supervising and regulating the securities markets and securities professionals. We, in turn, collect activity assessment fees, which are included in transaction and clearing fees in our consolidated statements of income, from member organizations clearing or settling trades on the U.S. equities and options exchanges and recognize these amounts when invoiced. The activity assessment fees are designed so that they are equal to the Section 31 fees which are included in transaction-based expenses in our consolidated statements of income. As a result, activity assessment fees and Section 31 fees do not have an impact on our net income. Activity assessment fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semi-annually and recorded as an accrued liability until paid. As of June 30, 2015, the accrued liability related to the un-remitted SEC Section 31 fees was $168 million.
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

Operating Expenses
Total operating expenses exclude operating expenses related to the discontinued operations for the six months and three months ended June 30, 2014. See "- Discontinued Operations" below. The following table presents our operating expenses from continuing operations (dollars in millions):

	Six Months Ended June 30,			Three Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Compensation and benefits	$295	$304	(3)%	$144	$150	(4)%
Technology and communication	98	90	10	47	43	10
Professional services	65	103	(36)	32	49	(32)
Rent and occupancy	31	42	(27)	15	22	(33)
Acquisition-related transaction and integration costs	26	62	(58)	7	37	(83)
Selling, general and administrative	58	67	(16)	29	41	(30)
Depreciation and amortization	182	161	13	93	81	14
Total operating expenses	$755	$829	(9)%	$367	$423	(13)%
As of June 30, 2015, we had 2,866 employees. As of June 30, 2014, excluding the employees relating to the discontinued operations, we had 2,760 employees. The increase in the employee headcount was primarily due to headcount increases of 330 employees related to our acquisitions and converting contract roles to employees at NYSE, partially offset by employee terminations. Non-cash compensation expenses recognized in our consolidated financial statements for employee stock options and restricted stock were $47 million and $39 million for the six months ended June 30, 2015 and 2014, respectively, and $23 million and $22 million for the three months ended June 30, 2015 and 2014, respectively. The increase in non-cash compensation expenses is a result of a greater restricted stock award value in the January 2015 annual award, primarily due to the issuance of more restricted stock awards to NYSE employees than in the same period in the prior year, and due to the earlier grant date of the annual performance-based restricted stock award in 2015 as compared to 2014. Despite the net increase in employee headcount and increased non-cash expenses, overall compensation and benefits expenses declined from the comparable periods in 2014, primarily due to NYSE executive departures.
Professional services expenses decreased for the six months and three months ended June 30, 2015, from the comparable periods in 2014, primarily due to the reduction in professional services and contractors at NYSE. We eliminated or replaced certain contractor positions with full time employees at NYSE over the last year.
We incurred acquisition-related transaction and integration costs during the six months and three months ended June 30, 2015 primarily relating to our integration of NYSE. We incurred acquisition-related transaction and integration costs during the six months and three months ended June 30, 2014 primarily relating to our integration of NYSE and the acquisition of Singapore Mercantile Exchange. The NYSE integration costs primarily relate to employee termination and professional services costs.
Selling, general and administrative expenses decreased for the six months and three months ended June 30, 2015, from the comparable periods in 2014, primarily due to a reduction in certain expenses related to taxes other than income taxes, travel related expenses and marketing expenses during the current year periods.
We recorded amortization expenses on the intangible assets acquired as part of our acquisitions, as well as on the Russell licensing agreement intangible assets, of $77 million and $75 million for the six months ended June 30, 2015 and 2014, respectively, and $39 million and $37 million for the three months ended June 30, 2015 and 2014, respectively. We recorded depreciation expenses on our fixed assets of $105 million and $86 million for the six months ended June 30, 2015 and 2014, respectively, and $54 million and $44 million for the three months ended June 30, 2015 and 2014, respectively. Depreciation expenses increased primarily due to fixed asset additions and capitalized internally developed software, including additions relating to the NYSE integration and real estate expenditures during 2014 and 2015 relating to the Atlanta and New York headquarters.

Non-Operating Income (Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following tables present our non-operating income (expenses) (dollars in millions):

	Six Months Ended June 30,			Three Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Other income (expense):
Interest expense	(46)	$(51)	(11)%	$(23)	$(23)	—%
Other income (expense), net	(7)	15	n/a	(9)	16	n/a
Total other expense, net	$(53)	$(36)	47%	$(32)	$(7)	342%
Net income from continuing operations attributable to non-controlling interest	$(14)	$(22)	(36)%	$(6)	$(9)	(36)%
We recognized dividend income received relating to our Cetip investment in other income, which was $10 million and $16 million for the six months ended June 30, 2015 and 2014, respectively, and $7 million and $15 million for the three months ended June 30, 2015 and 2014, respectively. We recognized equity income relating to our 40% ownership in The Options Clearing Corporation, or OCC, in other income, which was $3 million and $2 million for the six months and three months ended June 30, 2015, respectively.
We recognized interest income of $5 million and $1 million for the six months ended June 30, 2015 and 2014, respectively, and $3 million for the three months ended June 30, 2015. Interest income is recorded in other income and the increase relates to an increase in our short-term investments during the six months and three months ended June 30, 2015.
During the six months and three months ended June 30, 2015, we incurred $19 million in various litigation accruals, including the ATG/ATS arbitration proceeding, which was recorded in other expense. Refer to note 9 to our consolidated financial statements, which is included elsewhere in this Quarterly Report on Form 10-Q, for additional information on the ATG/ATS arbitration proceeding.
We incurred foreign currency transaction (losses) gains of ($7 million) and ($1 million) for the six months ended June 30, 2015 and 2014, respectively, and ($2 million) and $2 million for the three months ended June 30, 2015 and 2014, respectively. Foreign currency gains and losses are recorded in other income (expense) and relate to the settlement of foreign currency assets, liabilities and payables that occur through our foreign operations that are received in non-functional currencies due to the increase or decrease in the period-end foreign currency exchange rates between periods.
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests. The decrease in the net income attributable to non-controlling interest during the six months and three months ended June 30, 2015, from the comparable periods in 2014, is primarily due to a decrease in the net income relating to the NYSE AMEX Options minority ownership interest primarily due to the reduction in the minority ownership percentage.

Income Tax Provision
Consolidated income tax expense from continuing operations was $227 million and $194 million for the six months ended June 30, 2015 and 2014, respectively, and $109 million and $93 million for the three months ended June 30, 2015 and 2014, respectively. The change in consolidated income tax expense between periods is primarily due to the change in our pre-tax income and the change in our effective tax rate each period. Our effective tax rate from continuing operations was 27% and 28% for the six months ended June 30, 2015 and 2014, respectively, and 27% and 29% for the three months ended June 30, 2015 and 2014, respectively. The effective tax rates for the six months and three months ended June 30, 2015 and 2014 are lower than the statutory federal rate primarily due to favorable foreign income tax rate differentials, partially offset by state income taxes. Favorable foreign income tax rate differentials result from lower tax rates in the United Kingdom, the Netherlands and various other lower tax jurisdictions than compared to the tax rates in the United States. The effective tax rates for the six and three months ended June 30, 2015 are lower than the effective tax rates for the comparable periods in 2014 primarily due to certain tax law changes during the periods.

Discontinued Operations
Refer to note 12 to the consolidated financial statements in Part I, Item 1 - "Consolidated Financial Statements (Unaudited)", of this Quarterly Report on Form 10-Q, for information on our discontinued operations. Results of discontinued operations were as follows for the six months and three months ended June 30, 2014 (in millions):

	Six Months Ended June 30, 2014	Three Months Ended June 30, 2014
Revenues:
European equity derivatives futures and options contracts	$45	$28
European cash equities	116	53
Total transaction and clearing fees, net	161	81
Data services fees	60	30
Listing fees	19	10
Other revenues	94	47
Total revenues	334	168
Transaction-based expenses	5	2
Total revenues, less transaction-based expenses	329	166
Compensation and benefits	100	46
Technology and communication	27	12
Professional services	30	22
Rent and occupancy	12	5
Acquisition-related transaction and integration costs	96	55
Selling, general and administrative	15	5
Depreciation and amortization	16	7
Total operating expenses	296	152
Operating income	33	14
Other income, net	5	6
Income tax expense	17	12
Income from discontinued operations, net of tax	$21	$8

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

	Three Months Ended,
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014 (1)	June 30, 2014 (1)
Revenues:
Brent crude futures and options contracts	$60	$74	$65	$62	$55
Natural gas futures and options contracts	43	58	53	44	40
Gasoil futures and options contracts	21	24	21	20	20
Other oil futures and options contracts	26	33	29	25	22
Power futures and options contracts	21	21	20	18	19
Emissions and other energy futures and options contracts	12	17	17	15	16
Sugar futures and options contracts	30	27	16	26	25
Other agricultural and metals futures and options contracts	27	26	23	22	25
Interest rates futures and options contracts	50	56	53	60	75
Other financial futures and options contracts	32	33	38	28	32
Credit default swaps	34	43	39	38	41
U.S. cash equities and U.S. equity options	356	388	427	343	343
Other	12	12	10	11	13
Total transaction and clearing fees, net	724	812	811	712	726
Data services fees	191	187	175	156	148
Listing fees	101	101	95	92	90
Other revenues	57	56	51	50	52
Total revenues	1,073	1,156	1,132	1,010	1,016
Transaction-based expenses	276	306	332	265	266
Total revenues, less transaction-based expenses	797	850	800	745	750
Compensation and benefits	144	151	144	144	150
Technology and communication	47	51	53	45	43
Professional services	32	33	31	47	49
Rent and occupancy	15	16	17	19	22
Acquisition-related transaction and integration costs	7	19	27	40	37
Selling, general and administrative	29	29	39	37	41
Depreciation and amortization	93	89	89	83	81
Total operating expenses	367	388	400	415	423
Operating income	430	462	400	330	327
Other income (expense), net (2)	(32)	(21)	12	(17)	(7)
Income tax expense	109	118	118	90	93
Income from continuing operations	289	323	294	223	227
Income (loss) from discontinued operations, net of tax (1)	—	—	—	(10)	8
Net income	$289	$323	$294	$213	$235
Net income attributable to non-controlling interest	(6)	(8)	(6)	(7)	(9)
Net income attributable to ICE	$283	$315	$288	$206	$226

(1) The consolidated statements of income data for Euronext, Wombat, NYFIX and Metabit for the periods subsequent to the acquisition of NYSE, through their disposition, are included in income (loss) from discontinued operations, net of tax. See “- Discontinued Operations” above.
(2) Other income (expense) for the three months ended December 31, 2014 includes $25 million in other income from our OCC equity method investment. Other income (expense) for the three months ended June 30, 2015 includes $19 million in litigation accruals. See “- Non-Operating Income (Expense)” above.
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
Consolidated cash and cash equivalents were $678 million and $652 million as of June 30, 2015 and December 31, 2014, respectively, and short-term investments were $22 million and $1.2 billion as of June 30, 2015 and December 31, 2014, respectively. We had $341 million and $379 million in long-term investments as of June 30, 2015 and December 31, 2014, respectively, and $616 million and $626 million in short-term and long-term restricted cash and investments as of June 30, 2015 and December 31, 2014, respectively. The decrease in the short-term investments was due to the use of the €969 million ($1.1 billion) in proceeds from the short-term euro-denominated term deposit investments to repay the NYSE EUR Notes upon maturity on June 30, 2015.
As of June 30, 2015, the amount of unrestricted cash held by our non-U.S. subsidiaries was $501 million. While we consider our non-U.S. earnings to be indefinitely reinvested overseas, if these cash balances are needed for our operations in the United States, any repatriation by way of dividend may be subject to both U.S. federal and state income taxes, as adjusted for any non-U.S. tax credits. However, we do not have any current needs or foreseeable plans to repatriate cash by way of dividends from our non-U.S. subsidiaries.
During the six months ended June 30, 2015, we repurchased 1,744,839 shares of our outstanding common stock at a cost of $399 million, which was paid for through cash on hand. See Part II, Item 2 "Unregistered Sales of Equity Securities and Use of Proceeds" included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our stock repurchases.
Cash Flow
The following tables present the major components of net increases (decreases) in cash and cash equivalents (in millions):

	Six Months Ended June 30,
	2015	2014
Net cash provided by (used in):
Operating activities from continuing operations	$770	$836
Investing activities from continuing operations	899	1,651
Financing activities from continuing operations	(1,635)	(1,285)
Discontinued operations	—	(110)
Effect of exchange rate changes	(8)	4
Net increase in cash and cash equivalents	$26	$1,096
Operating Activities
Net cash provided by operating activities from continuing operations primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities from continuing operations are primarily attributable to increases and decreases in our net income between periods and due to fluctuations in working capital. The $66 million decrease in net cash provided by operating activities from continuing operations for the six months ended June 30, 2015, from the comparable period in 2014, is primarily due to normal changes in operating cash flow during the year and timing of repayment of accrued expenses.
Investing Activities
Consolidated net cash used in investing activities from continuing operations for the six months ended June 30, 2015 and 2014 primarily relates to proceeds from the IPO of Euronext, proceeds from the term deposits and sales of available-for-sale investments, cash paid for acquisitions, additional contribution to equity method investee, changes in the restricted cash and investment balances and increases in the capital expenditures and capitalized software development costs.
We received net cash proceeds from the IPO of Euronext shares of $2.0 billion for the six months ended June 30, 2014. We received net proceeds from term deposits and sales of available-for-sale investments of $1.1 billion and $26 million for the six months ended June 30, 2015 and 2014, respectively, with the 2015 proceeds from the term deposits used for the repayments of the NYSE EUR Notes. We paid cash for acquisitions, net of cash acquired, of $150 million for the six months ended June 30, 2014 relating to the Singapore Mercantile Exchange acquisition. We paid cash of $60 million for the six months ended June 30, 2015 relating to an additional investment in the OCC. See "- Future Capital Requirements" below.
We had net decreases (increases) in restricted cash and investments of $11 million and ($111 million) for the six months ended June 30, 2015 and 2014, respectively. The net restricted cash increase in 2014 primarily related to a contribution to the ICE Clear U.S. guaranty fund as of January 1, 2014 in connection with ICE Clear U.S.’s status as a Qualified Central Counterparty.

We had capital expenditures of $92 million and $58 million for the six months ended June 30, 2015 and 2014, respectively, and we had capitalized software development expenditures of $44 million and $40 million for the six months ended June 30, 2015 and 2014, respectively. The capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platforms and clearing houses and leasehold improvements associated with the new and renovated office spaces in Atlanta, New York and London. The software development expenditures primarily relate to the continued development and expansion of our electronic trading platforms and clearing houses.
Financing Activities
Consolidated net cash used in financing activities from continuing operations for the six months ended June 30, 2015 primarily relates to $918 million in net repayments under our debt facilities and commercial paper, $399 million in repurchases of common stock, $158 million in dividend and dividend equivalent payments to our shareholders, $128 million for the purchase of subsidiary shares from non-controlling interest holders (for the purchase of the NYSE Amex Options shares) and $39 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises. Consolidated net cash used in financing activities for the six months ended June 30, 2014 primarily relates to $1.1 billion in net repayments under our debt facilities and commercial paper, $151 million in dividend and dividend equivalent payments to our shareholders and $37 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises.
Discontinued Operations
Consolidated net cash provided by (used in) operating activities, investing activities and financing activities from discontinued operations was $55 million, ($504 million) and $339 million, respectively, for the six months ended June 30, 2014. The $504 million in net cash used in investing activities primarily relates to $220 million of cash distributed from Euronext to us as part of the separation of Euronext from our remaining businesses and $262 million in cash retained by Euronext and removed from our balance sheet in the de-consolidation. The $339 million in net cash provided by financing activities relates to cash proceeds received from the issuance of debt by Euronext just prior to the IPO.
Debt
Our total debt, including short-term and long-term debt, consisted of the following as of June 30, 2015 and December 31, 2014 (in millions):

	As of June 30, 2015	As of December 31, 2014
Debt:
Commercial Paper	$1,016	$905
NYSE EUR Notes (5.375% senior unsecured notes due June 30, 2015)	—	1,137
Short-term debt	1,016	2,042
NYSE USD Notes (2.00% senior unsecured notes due October 5, 2017)	853	853
2018 Senior Notes (2.50% senior unsecured notes due October 15, 2018)	600	600
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	794	794
Long-term debt	2,247	2,247
Total debt	$3,263	$4,289
Refer to note 5 to the consolidated financial statements in Part I, Item 1 - "Consolidated Financial Statements (Unaudited)", included elsewhere in this Quarterly Report on Form 10-Q for additional information on our outstanding debt and debt facilities.
Committed Repo
To provide a tool to liquidate margin and guaranty fund deposits held in the form of high quality sovereign debt, ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. have entered into Committed Repurchase Agreement Facilities, or Committed Repo. As of June 30, 2015, ICE Clear Europe had $1 billion in Committed Repo, ICE Clear Credit had $400 million and ICE Clear U.S. had $250 million. The ICE Clear Europe Committed Repo is available in U.S. dollars, euro and pound sterling, the ICE Clear Credit Committed Repo is available in U.S. dollars and euro and the ICE Clear U.S. Committed Repo is available in U.S. dollars.
The Committed Repo arrangements provide these three clearing houses with an additional liquidity tool that may be utilized in the event there is a need to convert high quality sovereign debt into cash on a same-day basis during a market disruption that makes it difficult to sell and settle such sovereign debt on a same-day basis.
Future Capital Requirements

Our future capital requirements will depend on many factors, including the rate of our trading and clearing volume growth, strategic plans and acquisitions, required technology and clearing initiatives, regulatory requirements, the timing and introduction of new products and enhancements to existing products, the geographic mix of our business, and the continuing market acceptance of our electronic trading and clearing platforms. We currently expect to make aggregate operational capital expenditures and to incur capitalized software development costs ranging between $165 million and $175 million for the year ended December 31, 2015, which we believe will support the enhancement of our technology and the continued expansion of our businesses. In addition, we currently expect between $70 million to $80 million in capital expenditures during 2015, on leasehold improvement expenditures primarily associated with our Atlanta and New York headquarters.
Our board of directors has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be determined quarterly by the board of directors or audit committee of the board of directors taking into account such factors as our evolving business model, prevailing business conditions and our financial results and capital requirements, without a predetermined annual net income payout ratio. During the second quarter of 2015, we paid a quarterly dividend of $0.75 per share of our common stock for an aggregate payout of $85 million, which includes the payment of dividend equivalents. On August 5, 2015, we announced a $0.75 per share dividend for the third quarter of 2015 with the dividend payable on September 30, 2015 to shareholders of record as of September 16, 2015.
As of June 30, 2015, we had $3.3 billion in outstanding debt. We currently have $3.0 billion available for borrowing under our 2014 Credit Facility. After factoring in the $1.0 billion currently required to backstop the Commercial Paper Program and the $303 million reserved for our clearing houses, $1.7 billion of our 2014 Credit Facility is currently available for general corporate purposes. The 2014 Credit Facility and the Commercial Paper Program are currently the only significant agreements or arrangements that we have with third parties for liquidity and capital resources. In the event of any strategic acquisitions, mergers or investments, or if we are required to raise capital for any reason or desire to return capital to our stockholders, we may incur additional debt, issue additional equity to raise the necessary funds, repurchase additional shares of our common stock or pay a dividend. However, we cannot provide assurance that such financing or transactions will be available or successful, or that the terms of such financing or transactions will be favorable to us.
We own ICE Futures Europe and LIFFE Administration and Management, or Liffe, both of which operate as U.K. Recognized Investment Exchanges. As U.K. Recognized Investment Exchanges, ICE Futures Europe and Liffe are required by the Financial Conduct Authority in the United Kingdom to restrict the use of the equivalent of six months of operating expenditures, subject to certain deductions, in cash or cash equivalents or investments at all times. As of June 30, 2015, the regulatory capital for ICE Futures Europe and Liffe was $57 million and $113 million, respectively. Such amounts are reflected as short-term restricted cash and investments in the consolidated balance sheet as of June 30, 2015. In November 2014, we completed the transition of Liffe’s contracts to ICE Futures Europe. While Liffe still has a regulated status as of June 30, 2015, we have applied for a de-recognition order, which will result in the release of the $113 million in regulatory capital and an increase in our cash and cash equivalents when approved. At this time, we do not expect the regulatory capital at ICE Futures Europe to increase during 2015 as this balance already takes into account the higher post-Liffe migration cost base.
As a U.K. Recognized Clearing House, ICE Clear Europe is required by the Bank of England in the United Kingdom to restrict the use of the equivalent of six months of operating expenditures, subject to certain deductions, in cash or cash equivalents or investments at all times. As of June 30, 2015, this amount for ICE Clear Europe was $87 million and is reflected as short-term restricted cash and investments in the consolidated balance sheet. When EMIR becomes effective, which is currently anticipated during the second half of 2015, the Bank of England restricted cash capital requirements for ICE Clear Europe will be superseded by the EMIR capital requirements, which would require an increase in the liquid regulatory capital requirements of $187 million. The regulatory capital increase will be satisfied by way of additional restricted cash through our cash on hand.
We own a 40% interest in OCC through a direct investment by NYSE. OCC adopted a new capital plan during the first quarter of 2015, which raised $150 million in equity capital from OCC's shareholders, including $60 million contributed by us. In addition, under the OCC capital plan, the OCC shareholders will contribute up to $200 million in additional equity capital if certain capital thresholds are breached, including up to $80 million to be contributed by us. See note 11 to the consolidated financial statements in Part I, Item 1 - "Consolidated Financial Statements (Unaudited)", of this Quarterly Report on Form 10-Q for additional information on the OCC capital plan.
Non-GAAP Financial Measures
We use non-GAAP measures internally to evaluate our performance and in making financial and operational decisions. When viewed in conjunction with our GAAP results and the accompanying reconciliation, we believe that our presentation of these measures provides investors with greater transparency and a greater understanding of factors affecting our financial condition and results of operations than GAAP measures alone. In addition, we believe the presentation of these measures is useful to investors for period-to-period comparison of results because the items described below are not reflective of our core business performance. These financial measures are not in accordance with, or an alternative to, GAAP financial measures and may be different from non-GAAP measures used by other companies. We use these adjusted results because we believe they more clearly highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures, since these measures eliminate from our results specific financial items that have less bearing on our core operating performance. We strongly recommend that investors review the GAAP financial measures included in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the notes thereto.
Adjusted total operating expenses, adjusted operating income, adjusted operating margin, adjusted net income attributable to ICE common shareholders from continuing operations and adjusted earnings per share for the periods presented below are calculated by adding or subtracting the adjustments described below, which are not reflective of our cash operations and core business performance, and their related income tax effect (in millions, except for percentages and per share amounts):

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Total revenues, less transaction-based expenses	$1,647	$1,547	$797	$750
Total operating expenses	755	829	367	423
Less: NYSE transaction and integration costs and banker success fees	25	59	6	36
Less: Amortization of acquisition-related intangibles	66	65	33	32
Adjusted total operating expenses	$664	$705	$328	$355
Operating income	$892	$718	$430	$327
Adjusted operating income	$983	$842	$469	$395
Operating margin	54%	46%	54%	44%
Adjusted operating margin	60%	54%	59%	53%

Income from continuing operations	$612	$488	289	$227
Add: NYSE transaction and integration costs and banker success fees	25	59	6	36
Add: Amortization of acquisition-related intangibles	66	65	33	32
Add: Litigation accruals	19	—	19	—
Less: Income tax effect for the above items	(34)	(42)	(15)	(22)
Less: Other tax adjustments	(7)	(5)	(3)	—
Less: Net income from continuing operations attributable to non-controlling interest	(14)	(22)	(6)	(9)
Adjusted net income attributable to ICE common shareholders from continuing operations	$667	$543	$323	$264

Basic earnings per share attributable to ICE common shareholders from continuing operations	$5.37	$4.05	$2.55	$1.89
Diluted earnings per share attributable to ICE common shareholders from continuing operations	$5.34	$4.03	$2.54	$1.88

Adjusted basic earnings per share attributable to ICE common shareholders from continuing operations	$5.98	$4.72	$2.91	$2.29
Adjusted diluted earnings per share attributable to ICE common shareholders from continuing operations	$5.96	$4.70	$2.90	$2.28

Basic weighted average common shares outstanding	112	115	111	115
Diluted weighted average common shares outstanding	112	116	112	116
Acquisition-related transaction costs are included as part of our core business expenses, except for those that are directly related to the announcement, closing, financing or termination of a transaction. However, the acquisition-related transaction and integration costs relating to NYSE are included in non-GAAP adjustments given the size of the acquisition. In addition, we include as an adjustment the banker success fee relating to the acquisition of ICE Clear Singapore during the six months and three months ended June 30, 2014. Amortization of acquisition-related intangibles are included in non-GAAP adjustments as excluding these non-cash expenses provides greater clarity regarding our financial strength and stability of cash operating results. Also, included in non-GAAP adjustments are litigation accruals incurred during the six months and three months ended June 30, 2015. See “- Non-Operating Income (Expense)” above. The income tax effects relating to these items above are included in non-GAAP adjustments, as well as other tax adjustments. Other tax adjustments include deferred tax adjustments on acquisition related intangibles and other tax effects relating to certain foreign tax law changes.
Contractual Obligations and Commercial Commitments
In the second quarter of 2015, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
New and Recently Adopted Accounting Pronouncements
Refer to note 2 to our consolidated financial statements, which is included elsewhere in this Quarterly Report on Form 10-Q, for information on the new and recently adopted accounting pronouncements that are applicable to us.
Critical Accounting Policies and Estimates
In the second quarter of 2015, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K.

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
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term investments, short-term and long-term restricted cash and investments, and indebtedness. As of June 30, 2015 and December 31, 2014, our cash and cash equivalents, short-term investments and short-term and long-term restricted cash and investments were $1.3 billion and $2.5 billion, respectively, of which $412 million and $1.5 billion, respectively, were denominated in pounds sterling, euros or Canadian dollars. Of the $1.5 billion as of December 31, 2014, €969 million ($1.2 billion) represented euro-denominated cash that was placed in term deposits at various banks with a maturity date of June 25, 2015 that were used to repay the NYSE EUR Notes on maturity at June 30, 2015. The decrease in the balances above as of June 30, 2015 was due to the use of the short-term euro-denominated term deposit investments to repay the NYSE EUR Notes upon their maturity. The remaining cash and cash equivalents, short-term investments and short-term and long-term restricted cash and investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical decrease in long-term interest rates to zero basis points would decrease annual pre-tax earnings by $2 million as of June 30, 2015, assuming no change in the amount or composition of our cash and cash equivalents, short-term investments and short-term and long-term restricted cash and investments.
Our investment in Cetip, which is recorded as an available-for-sale, long-term investment and was recorded in and is held in Brazilian reais, was valued at $341 million as of June 30, 2015, including an accumulated unrealized gain of $16 million. Changes in the fair value of the Cetip investment are reflected in accumulated other comprehensive income and do not impact earnings, except to the extent that unrealized losses are deemed to be other than temporary.
As of June 30, 2015, we had $3.3 billion in outstanding debt, of which $1.4 billion relates to the Senior Notes and $853 million relates to the NYSE Notes, both of which bear interest at fixed interest rates. The remaining amount outstanding of $1.0 billion relates to the Commercial Paper Program, which bears interest at fluctuating rates and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates relating to the amounts outstanding under the Commercial Paper Program as of June 30, 2015 would decrease annual pre-tax earnings by $10 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity. The interest rates on our Commercial Paper Program are currently evaluated based upon current maturities and market conditions.
Foreign Currency Exchange Rate Risk
As an international business, we are subject to foreign currency exchange rate risk. We may experience gains or losses from foreign currency transactions in the future given that a significant part of our assets, liabilities, revenues and expenses are recorded in euros or pounds sterling. Certain assets, liabilities, revenues and expenses of foreign subsidiaries are denominated in the local functional currency of such subsidiaries. Our exposure to foreign denominated earnings for the six months and three months ended June 30, 2015 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Six Months Ended June 30, 2015		Three Months Ended June 30, 2015
	Pound Sterling	Euro	Pound Sterling	Euro
Average exchange rate to the U.S. dollar in the current year period	$1.5236	$1.1186	$1.5301	$1.1073
Average exchange rate to the U.S. dollar in the same period in the prior year	$1.6685	$1.3712	$1.6825	$1.3719
Average exchange rate decrease	9%	18%	9%	19%
Foreign denominated percentage of:
Revenues, less transaction-based expenses	11%	5%	11%	4%
Operating expenses	10%	2%	9%	2%
Operating income	12%	7%	12%	6%
Impact of the currency fluctuations (1) on:
Revenues, less transaction-based expenses	$(17)	$(17)	$(8)	$(8)
Operating expenses	$(7)	$(3)	$(3)	$(2)
Operating income	$(10)	$(14)	$(5)	$(6)

(1) Represents the impact of currency fluctuation for the six months and three months ended June 30, 2015 compared to the same periods in the prior year.
We have a significant part of our assets, liabilities, revenues and expenses recorded in pounds sterling or euros. For the six months and three months ended June 30, 2015, 15% of our consolidated revenues, less transaction-based expenses, were denominated in pounds sterling or euros and 11% of our consolidated expenses were denominated in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.
We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We had foreign currency transaction gains (losses) of ($7 million) and ($1 million) for the six months ended June 30, 2015 and 2014, respectively, and ($2 million) and $2 million for the three months ended June 30, 2015 and 2014, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar, which strengthened. A 10% adverse change in the underlying foreign currency exchange rates as of June 30, 2015 would result in a foreign currency transaction loss of $6 million, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity.
We entered into foreign currency hedging transactions during the six months and three months ended June 30, 2015 and 2014 as economic hedges to hedge a portion of our foreign currency transaction exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure.
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

	As of June 30, 2015
	Position in pounds sterling	Position in euros
Assets	£631	€196
of which goodwill represents	278	43
Liabilities	26	101
Net currency position	£605	€95
Impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$95	$11
As of June 30, 2015 and December 31, 2014, the portion of our equity attributable to accumulated other comprehensive income from foreign currency translation was $32 million and $13 million, respectively. As of June 30, 2015, we had net exposure of pounds sterling and euro of £605 million ($952 million) and €95 million ($106 million), respectively. Based on these June 30, 2015 net currency positions, a hypothetical 10% decrease of pound sterling against U.S. dollar would negatively impact our equity by $95 million and a hypothetical 10% decrease of euro against U.S. dollar would negatively impact our equity by $11 million. For the six months and three months ended June 30, 2015, currency exchange rate differences had a positive impact of $19 million and $56 million, respectively, on our consolidated equity.
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
Our clearing houses hold material amounts of clearing member cash deposits which are invested primarily to provide security of capital, but also which may generate interest income for our clearing members. Refer to note 8 to our consolidated financial statements, which is included elsewhere in this Quarterly Report on Form 10-Q, for more information on the clearing houses cash deposits, which were $43.4 billion as of June 30, 2015. For a summary of the risks associated with this investment activity and how these risks are mitigated, see Part II, Item 7(A) “Quantitative and Qualitative Disclosures About Market Risk” in our 2014 Form 10-K.
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

PART II. Other Information

ITEM 1.    LEGAL PROCEEDINGS
We are subject to legal proceedings and claims that arise in the ordinary course of business. Typically, we do not believe that the resolution of ordinary course matters will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to the legal proceedings and claims. See note 9 to the consolidated financial statements in Part I, Item 1 - Consolidated Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q for a summary of our legal proceedings and claims.

ITEM  1(A).     RISK FACTORS

In the second quarter of 2015, there were no significant new risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” in our 2014 Form 10-K. In addition to the other information set forth in this Quarterly Report, including the regulatory update information of Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the factors discussed under “Risk Factors” in our 2014 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The table below sets forth the information with respect to purchases made by or on behalf of Intercontinental Exchange, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended June 30, 2015.

Period (2015)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)(1)
April 1 - April 30	295,800	$227.65	4,399,584	$533
May 1 - May 31	274,200	$235.49	4,673,784	$468
June 1 - June 30	302,539	$233.49	4,976,323	$398
Total	872,539	$232.18	4,976,323	$398

(1)
In September 2014, we entered into a Rule 10b5-1 trading plan as authorized by our board of directors permitting open market repurchases of our common stock based on certain parameters described in the trading plan. During the six months ended June 30, 2015, we repurchased 1,744,839 shares of our outstanding common stock under the Rule 10b5-1 trading plan at a cost of $399 million. As of June 30, 2015, the remaining board authorization permits repurchases of up to $398 million of our common stock with no fixed expiration date. We expect to fund any remaining repurchases with a combination of cash on hand, future cash flows and by borrowing under our credit facilities and in connection with our Commercial Paper Program. The timing and extent of any future repurchases that are not made pursuant to the Rule 10b5-1 trading plan will be at our discretion and will depend upon market conditions, the amount authorized by our board of directors, our stock price, our target debt ratio and corporate debt rating, and our strategic growth initiatives at that time. We may discontinue the stock repurchases at any time and may terminate the current Rule 10b5-1 trading plan or enter into a new Rule 10b5-1 trading plan in the future. In addition, our board of directors may increase or decrease the amount of capacity we have for repurchases from time to time.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
Not applicable.

ITEM 6.        EXHIBITS

Exhibit Number		Description of Document

3.1	—
Second Amended and Restated Certificate of Incorporation of Intercontinental Exchange, Inc., dated May 22, 2015 (incorporated by reference to Exhibit 3.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on May 27, 2015, File No. 001-36198).

3.2	—
Fifth Amended and Restated Bylaws of Intercontinental Exchange, Inc., dated May 22, 2015 (incorporated by reference to Exhibit 3.2 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on May 27, 2015, File No. 001-36198).

10.1	—
First Amendment to Credit Agreement dated May 15, 2015 amending Credit Agreement originally dated April 3, 2014 among Intercontinental Exchange, Inc. (formerly known as IntercontinentalExchange Group, Inc.) and ICE Europe Parent Limited, as borrowers, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swingline lender, Bank of America, N.A., as syndication agent, and each of the lenders party thereto for an aggregate $3.0 billion five-year senior unsecured revolving credit facility (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on May 19, 2015, File No. 001-36198).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	—	Section 1350 Certification of Chief Executive Officer.

32.2	—	Section 1350 Certification of Chief Financial Officer.

101	—
The following materials from Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Income (Loss) and Redeemable Non-Controlling Interest (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*
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

Intercontinental Exchange, Inc. (Registrant)

Date: August 5, 2015	By:	/s/ Scott A. Hill
Scott A. Hill
Chief Financial Officer
(Principal Financial Officer)