Form 10-Q
period 2015-09-30
Intercontinental Exchange, Inc.
filed 2015-10-28
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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

(Do not check if a smaller company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☑
As of October 26, 2015, the number of shares of the registrant’s Common Stock outstanding was 109,743,231 shares.

INTERCONTINENTAL EXCHANGE, INC.
Form 10-Q
Quarterly Period Ended September 30, 2015
TABLE OF CONTENTS

PART I.	Financial Statements
Item 1	Consolidated Financial Statements (Unaudited):
	Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014	2
	Consolidated Statements of Income for the nine months and three months ended September 30, 2015 and 2014	4
	Consolidated Statements of Comprehensive Income (Loss) for the nine months and three months ended September 30, 2015 and 2014	5
	Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Income (Loss) and Redeemable Non-Controlling Interest for the nine months ended September 30, 2015 and for the year ended December 31, 2014	6
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014	7
	Notes to Consolidated Financial Statements	8
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4	Controls and Procedures	46

PART II.	Other Information
Item 1	Legal Proceedings	46
Item 1A	Risk Factors	47
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3	Defaults Upon Senior Securities	47
Item 4	Mine Safety Disclosures	47
Item 5	Other Information	47
Item 6	Exhibits	48
SIGNATURES		49

PART I. Financial Statements
Item 1.    Consolidated Financial Statements (Unaudited)

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	As of	As of
	September 30, 2015	December 31, 2014
Assets:
Current assets:
Cash and cash equivalents	$687	$652
Short-term investments	21	1,200
Short-term restricted cash and investments	358	329
Customer accounts receivable, net of allowance for doubtful accounts of $2 and $1 at September 30, 2015 and December 31, 2014, respectively	490	445
Margin deposits and guaranty funds	46,308	47,458
Prepaid expenses and other current assets	188	135
Total current assets	48,052	50,219
Property and equipment, net	904	874
Other non-current assets:
Goodwill	8,507	8,535
Other intangible assets, net	7,653	7,780
Long-term restricted cash and investments	255	297
Long-term investments	253	379
Other non-current assets	232	169
Total other non-current assets	16,900	17,160
Total assets	$65,856	$68,253

Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$297	$311
Section 31 fees payable	31	137
Accrued salaries and benefits	130	205
Deferred revenue	186	69
Short-term debt	1,253	2,042
Margin deposits and guaranty funds	46,308	47,458
Other current liabilities	253	291
Total current liabilities	48,458	50,513
Non-current liabilities:
Non-current deferred tax liability, net	1,870	1,938
Long-term debt	2,247	2,247
Accrued employee benefits	476	516
Other non-current liabilities	395	482
Total non-current liabilities	4,988	5,183
Total liabilities	53,446	55,696
Commitments and contingencies
Redeemable non-controlling interest	40	165

Equity:
Intercontinental Exchange, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; no shares issued or outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; 500 shares authorized; 116 and 110 shares issued and outstanding at September 30, 2015, respectively, and 116 and 113 shares issued and outstanding at December 31, 2014, respectively	1	1
Treasury stock, at cost; 6 and 3 shares at September 30, 2015 and December 31, 2014, respectively	(1,390)	(743)
Additional paid-in capital	10,057	9,938
Retained earnings	3,863	3,210
Accumulated other comprehensive loss	(191)	(46)
Total Intercontinental Exchange, Inc. shareholders’ equity	12,340	12,360
Non-controlling interest in consolidated subsidiaries	30	32
Total equity	12,370	12,392
Total liabilities and equity	$65,856	$68,253

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Transaction and clearing fees, net	$2,331	$2,202	$795	$712
Data services fees	614	502	209	170
Listing fees	303	272	101	92
Other revenues	132	113	46	36
Total revenues	3,380	3,089	1,151	1,010
Transaction-based expenses:
Section 31 fees	263	250	92	89
Cash liquidity payments, routing and clearing	654	547	243	176
Total revenues, less transaction-based expenses	2,463	2,292	816	745
Operating expenses:
Compensation and benefits	445	448	150	144
Technology and communication	147	135	49	45
Professional services	102	150	37	47
Rent and occupancy	45	61	14	19
Acquisition-related transaction and integration costs	34	102	8	40
Selling, general and administrative	82	104	24	37
Depreciation and amortization	276	244	94	83
Total operating expenses	1,131	1,244	376	415
Operating income	1,332	1,048	440	330
Other income (expense):
Interest expense	(67)	(73)	(21)	(22)
Other income (expense), net	(3)	20	4	5
Other expense, net	(70)	(53)	(17)	(17)
Income from continuing operations before income tax expense	1,262	995	423	313
Income tax expense	340	284	113	90
Income from continuing operations	922	711	310	223
Income (loss) from discontinued operations, net of tax	—	11	—	(10)
Net income	$922	$722	$310	$213
Net income from continuing operations attributable to non-controlling interest	(18)	(29)	(4)	(7)
Net income attributable to Intercontinental Exchange, Inc.	$904	$693	$306	$206
Basic earnings (loss) per share attributable to Intercontinental Exchange, Inc. common shareholders:
Continuing operations	$8.13	$5.96	$2.77	$1.90
Discontinued operations	—	0.09	—	(0.09)
Basic earnings per share	$8.13	$6.05	$2.77	$1.81
Basic weighted average common shares outstanding	111	115	110	114
Diluted earnings (loss) per share attributable to Intercontinental Exchange, Inc. common shareholders:
Continuing operations	$8.10	$5.93	$2.76	$1.89
Discontinued operations	—	0.09	—	(0.09)
Diluted earnings per share	$8.10	$6.02	$2.76	$1.80
Diluted weighted average common shares outstanding	112	115	111	114
Dividend per share	$2.15	$1.95	$0.75	$0.65
See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Net income	$922	$722	$310	$213
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax benefit of ($3) for both the nine months ended September 30, 2015 and 2014 and ($3) for the three months ended September 30, 2014	(17)	(194)	(36)	(278)
Change in fair value of available-for-sale securities	(126)	58	(87)	(60)
Employee benefit plan adjustments	(2)	—	—	—
Discontinuance of net investment hedge, net of tax expense of $12 for the nine months ended September 30, 2014	—	21	—	—
Other comprehensive loss	(145)	(115)	(123)	(338)
Comprehensive income (loss)	$777	$607	$187	$(125)
Comprehensive income attributable to non-controlling interest	(18)	(29)	(4)	(7)
Comprehensive income (loss) attributable to Intercontinental Exchange, Inc.	$759	$578	$183	$(132)

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Income (Loss)
and Redeemable Non-Controlling Interest
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Shareholders' Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Value	Shares	Value
Balance, as of December 31, 2013	115	$1	—	$(53)	$9,794	$2,482	$125	$32	$12,381	$322
Other comprehensive loss	—	—	—	—	—	—	(171)	—	(171)	—
Issuance of restricted stock	1	—	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	13	—	—	—	13	—
Repurchases of common stock	—	—	(3)	(645)	—	—	—	—	(645)	—
Payments relating to treasury shares	—	—	—	(45)	—	—	—	—	(45)	—
Stock-based compensation	—	—	—	—	105	—	—	—	105	—
Tax benefits from stock option plans	—	—	—	—	26	—	—	—	26	—
Acquisition of redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	16
Adjustment to redemption value	—	—	—	—	—	46	—	—	46	(46)
Distributions of profits	—	—	—	—	—	—	—	(17)	(17)	(16)
Dividends paid to shareholders	—	—	—	—	—	(299)	—	—	(299)	—
Purchase of subsidiary shares	—	—	—	—	—	—	—	—	—	(129)
Net income attributable to non-controlling interest	—	—	—	—	—	(35)	—	17	(18)	18
Net income	—	—	—	—	—	1,016	—	—	1,016	—
Balance, as of December 31, 2014	116	1	(3)	(743)	9,938	3,210	(46)	32	12,392	165
Other comprehensive loss	—	—	—	—	—	—	(145)	—	(145)	—
Exercise of common stock options	—	—	—	—	14	—	—	—	14	—
Repurchases of common stock	—	—	(3)	(605)	—	—	—	—	(605)	—
Payments relating to treasury shares	—	—	—	(42)	—	—	—	—	(42)	—
Stock-based compensation	—	—	—	—	88	—	—	—	88	—
Tax benefits from stock option plans	—	—	—	—	17	—	—	—	17	—
Adjustment to redemption value	—	—	—	—	—	(9)	—	—	(9)	7
Distributions of profits	—	—	—	—	—	—	—	(15)	(15)	(9)
Dividends paid to shareholders	—	—	—	—	—	(242)	—	—	(242)	—
Purchase of subsidiary shares	—	—	—	—	—	—	—	—	—	(128)
Net income attributable to non-controlling interest	—	—	—	—	—	(18)	—	13	(5)	5
Net income	—	—	—	—	—	922	—	—	922	—
Balance, as of September 30, 2015	116	$1	(6)	$(1,390)	$10,057	$3,863	$(191)	$30	$12,370	$40

	As of	As of
	September 30, 2015	December 31, 2014
Accumulated Other Comprehensive Income (Loss) was as follows:
Foreign currency translation adjustments	$(4)	$13
Fair value of available-for-sale securities	(71)	55
Employee benefit plans adjustments	(116)	(114)
Accumulated other comprehensive loss	$(191)	$(46)

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income	$922	$722
Less: income from discontinued operations, net of tax	—	(11)
Income from continuing operations	922	711
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	276	244
Stock-based compensation	79	73
Deferred taxes	(63)	(57)
Amortization of fair market value premium on NYSE Notes	(23)	(42)
Other	(16)	(24)
Changes in assets and liabilities:
Customer accounts receivable	(62)	(121)
Other current and non-current assets	(20)	75
Section 31 fees payable	(106)	(56)
Deferred revenue	131	137
Other current and non-current liabilities	(228)	(18)
Total adjustments	(32)	211
Net cash provided by operating activities from continuing operations	890	922

Investing activities:
Capital expenditures	(125)	(105)
Capitalized software development costs	(67)	(56)
Proceeds from IPO and sale of Euronext and sale of NYSE Technologies	—	2,155
Cash paid for acquisitions, net of cash acquired	—	(150)
Additional contribution to equity method investee	(60)	—
Proceeds from term deposits and sales of available-for-sale investments	1,084	54
Purchases of term deposits and available-for-sale investments	—	(1,304)
Decrease (increase) in restricted cash and investments	14	(105)
Net cash provided by investing activities from continuing operations	846	489

Financing activities:
Repayments of debt facilities and commercial paper, net	(681)	(768)
Repurchases of common stock	(605)	(448)
Dividends to shareholders	(242)	(225)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(42)	(39)
Proceeds from exercise of common stock options	14	10
Distributions of profits to non-controlling interest	(24)	(31)
Purchase of subsidiary shares from non-controlling interest	(128)	(129)
Other	16	12
Net cash used in financing activities from continuing operations	(1,692)	(1,618)
Net cash provided by operating activities from discontinued operations	—	51
Net cash used in investing activities from discontinued operations	—	(504)
Net cash provided by financing activities from discontinued operations	—	339
Effect of exchange rate changes on cash and cash equivalents	(9)	(2)
Net increase (decrease) in cash and cash equivalents	35	(323)
Cash and cash equivalents, beginning of period	652	961
Cash and cash equivalents, end of period	$687	$638

Supplemental cash flow disclosure:
Cash paid for income taxes	$419	$265
Cash paid for interest	$90	$107

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
Our exchanges include futures exchanges in the United States, United Kingdom, continental Europe, Canada and Singapore and cash equities exchanges and equity options exchanges in the United States. We operate over-the-counter, or OTC, markets for physical energy and credit default swaps, or CDS. We also own seven central counterparty clearing houses serving the global derivatives markets (Note 8). Through our trading, clearing, listings and post-trade platforms, we bring together buyers and sellers by offering liquid markets, benchmark products, access to capital markets, data, and a range of services to support market participants’ investing, risk management and capital raising activities.

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
Preparing financial statements requires us to make certain estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from these estimates. The results of operations for the nine and three months ended September 30, 2015 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
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
In August 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, or ASU 2015-14. This standard defers the guidance in ASU 2014-09, Revenue From Contracts with Customers, by one year. ASU 2015-14 requires these new revenue recognition rules to become effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are currently in the process of evaluating the impact of adoption of this amendment but we currently do not expect the adoption to have a material effect on our consolidated financial statements.

Reclassifications
Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation.

3.	Goodwill and Other Intangible Assets

The following is a summary of the activity in the goodwill balance for the nine months ended September 30, 2015 (in millions):

Goodwill balance at December 31, 2014	$8,535
Foreign currency translation	(21)
Other activity, net	(7)
Goodwill balance at September 30, 2015	$8,507
The following is a summary of the activity in the other intangible assets balance for the nine months ended September 30, 2015 (in millions):

Other intangible assets balance at December 31, 2014	$7,780
Acquisition of new intangible asset	1
Foreign currency translation	(13)
Amortization of other intangible assets	(115)
Other intangible assets balance at September 30, 2015	$7,653

The foreign currency translation adjustments in the tables above result from a portion of our goodwill and other intangible assets being held at our United Kingdom, continental European and Canadian subsidiaries, some of whose functional currencies are not the U.S. dollar. We did not recognize any impairment losses on goodwill or other intangible assets during the nine and three months ended September 30, 2015 and 2014.

4.	Deferred Revenue

Deferred revenue represents cash received that is yet to be recognized as revenue. Total deferred revenue was $272 million as of September 30, 2015, including $186 million in current deferred revenue and $86 million in non-current deferred revenue. The changes in our deferred revenue during the nine months ended September 30, 2015 are as follows (in millions):

	Annual Listing Fee Revenue	Original Listing Fee Revenues	Other Listing Fee Revenues	Data Services Fees and Other Revenues	Total
Deferred revenue balance at December 31, 2014	$—	$35	$46	$55	$136
Additions	358	18	23	131	530
Amortization	(268)	(3)	(12)	(111)	(394)
Deferred revenue balance at September 30, 2015	$90	$50	$57	$75	$272

5.	Debt

Our total debt, including short-term and long-term debt, consisted of the following as of September 30, 2015 and December 31, 2014 (in millions):

	As of	As of
	September 30, 2015	December 31, 2014
Debt:
Commercial Paper	$1,253	$905
NYSE EUR Notes (5.375% senior unsecured notes due June 30, 2015)	—	1,137
Short-term debt	1,253	2,042
NYSE USD Notes (2.00% senior unsecured notes due October 5, 2017)	853	853
2018 Senior Notes (2.50% senior unsecured notes due October 15, 2018)	600	600
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	794	794
Long term debt	2,247	2,247
Total debt	$3,500	$4,289
2014 Credit Facility
In April 2014, we entered into a $3.0 billion senior unsecured revolving credit facility, or the 2014 Credit Facility. The 2014 Credit Facility includes an option for us to propose an increase in the aggregate amount by up to $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. The 2014 Credit Facility matures on April 3, 2019. No amounts were outstanding under the 2014 Credit Facility as of September 30, 2015. Of the $3.0 billion that is available for borrowing under the 2014 Credit Facility, $1.3 billion is required to back-stop the amount outstanding under our U.S. dollar commercial paper program, or our Commercial Paper Program, as of September 30, 2015 and $303 million is currently reserved to provide liquidity or required financial resources for our clearing houses. The amount required to back-stop our Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $1.4 billion as of September 30, 2015 is available to us to use for working capital and general corporate purposes, and any portion of the revolving credit facility no longer necessary in the future to be reserved for the foregoing purposes will be available to us to use for working capital and general corporate purposes.
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
Commercial paper notes of $1.3 billion with original maturities ranging from 1 to 89 days were outstanding as of September 30, 2015 under our Commercial Paper Program. As of September 30, 2015, the weighted average interest rate on the $1.3 billion outstanding under our Commercial Paper Program was 0.25% per annum, with a weighted average maturity of 20 days. We used net proceeds from our Commercial Paper Program during the nine months ended September 30, 2015 for general corporate purposes.
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
On June 30, 2015, we repaid the NYSE EUR Notes using cash that had been set aside in July 2014 from the proceeds of the Euronext IPO. The cash, in the amount of €969 million ($1.1 billion) had been placed in term deposits that matured on June 25, 2015. The cash was sufficient to settle the principal maturity of €920 million ($1.0 billion) and the final interest coupon of €49 million ($55 million). These term deposits were classified as short-term investments in our consolidated balance sheet prior to their maturity.
We recorded the NYSE Notes at fair value on the November 13, 2013 acquisition date as part of our purchase price accounting for the NYSE Euronext acquisition. Based on public debt prices as of that date, the NYSE USD Notes had a fair value of $854 million (an increase of $4 million from its November 13, 2013 face value) and the NYSE EUR Notes had a fair value of $1.3 billion (an increase of $89 million from its November 13, 2013 face value). The increase in the carrying amount of the NYSE Notes was amortized as a reduction to the interest expense recorded in the consolidated statements of income over the remaining maturities of the NYSE Notes. During the nine months ended September 30, 2015 and 2014, the amortization of the increase in the fair value of the NYSE Notes was $23 million and $42 million, respectively, and during the three months ended September 30, 2014, the amortization of the increase in the fair value of the NYSE Notes was $14 million. There were no amortization expenses recorded on the increase in the fair value of the NYSE EUR Notes during the three months ended September 30, 2015 due to their repayment in the second quarter of 2015.

6.	Equity
We currently sponsor employee and director stock option and restricted stock plans. Stock options and restricted stock are granted at the discretion of the compensation committee of the board of directors. All stock options and restricted stock awards are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options and restricted stock on the date of grant is recognized as expense over the vesting period, net of estimated forfeitures. The non-cash compensation expenses recognized in our consolidated statements of income for stock options and restricted stock were $79 million and $59 million for the nine months ended September 30, 2015 and 2014, respectively, and $32 million and $22 million for the three months ended September 30, 2015 and 2014, respectively.
Stock Option Plans
The following is a summary of stock options for the nine months ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price per Option
Outstanding at December 31, 2014	762,867	$136.03
Granted	176,467	207.97
Exercised	(138,248)	96.82
Outstanding at September 30, 2015	801,086	158.64

Details of stock options outstanding as of September 30, 2015 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Vested or expected to vest	801,086	$158.64	6.4	$61
Exercisable	542,279	$137.50	5.2	$53
The total intrinsic value of stock options exercised during the nine months ended September 30, 2015 and 2014 were $19 million and $35 million, respectively, and $5 million and $12 million during the three months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there were $9 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.9 years as the stock options vest.
We use the Black-Scholes option pricing model for purposes of valuing stock option awards. During the nine months ended September 30, 2015 and 2014, we used the weighted-average assumptions in the table below to compute the value of all options for shares of common stock granted to employees:

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
Restricted Stock Plans
In January 2015, we reserved a maximum of 429,468 restricted shares for potential issuance as performance-based restricted shares to certain of our employees. The number of shares that will ultimately be granted under the performance awards will be based on our actual financial performance as compared to financial performance targets set by our board of directors and compensation committee for the year ending December 31, 2015. The maximum compensation expense to be recognized under these performance-based restricted shares is $86 million if the maximum financial performance target is met and all 429,468 shares vest. The compensation expense to be recognized under these performance-based restricted shares will be $43 million if the target financial performance is met, which would result in 214,734 shares vesting. We will recognize expense on an accelerated basis over the three-year vesting period based on our quarterly assessment of the probable 2015 actual financial performance as compared to the 2015 financial performance targets. As of September 30, 2015, we determined that it is probable that the financial performance level will be above target for 2015. Based on this assessment, we recorded non-cash compensation expense of $26 million and $14 million for the nine and three months ended September 30, 2015, respectively, related to these shares and the remaining $34 million in non-cash compensation expense will be recorded on an accelerated basis over the remaining vesting period, including $10 million of which will be recorded during the fourth quarter of 2015.
The following is a summary of the non-vested restricted shares for the nine months ended September 30, 2015:

	Number of Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share
Non-vested at December 31, 2014	1,070,995	$176.82
Granted	575,142	210.55
Vested	(415,311)	157.74
Forfeited	(56,456)	198.89
Non-vested at September 30, 2015	1,174,370	199.02
Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance-based shares have been adjusted to reflect the actual shares to be issued based on the achievement of past performance targets. Non-vested performance-based restricted shares granted are presented in the table above at the maximum number of restricted shares that would vest if the maximum performance targets are met. As of September 30, 2015, there were $135 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted-average period of 1.5 years as the restricted stock vests. These unrecognized compensation costs assume that an above target performance level will be met on the performance-based restricted shares granted in January 2015. During the nine months ended September 30, 2015 and 2014, the total fair value of restricted stock vested under all restricted stock plans was $91 million and $114 million, respectively.
Stock Repurchase Program
In September 2014, we entered into a Rule 10b5-1 trading plan as authorized by our board of directors permitting open market repurchases of our common stock based on certain parameters described in the trading plan. The trading plan expires at the end of December 2015 and we intend to review our future stock repurchase plans with our board of directors during our annual budget review in December 2015. During the nine and three months ended September 30, 2015, we repurchased 2,635,974 and 891,135 shares, respectively, of our outstanding common stock under our Rule 10b5-1 trading plan at a cost of $605 million and $206 million, respectively. As of September 30, 2015, the remaining board authorization permits repurchases of up to $191 million of our common stock with no fixed expiration date.
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
Our effective tax rate from continuing operations was 27% and 29% for the nine months ended September 30, 2015 and 2014, respectively, and 27% and 29% for the three months ended September 30, 2015 and 2014, respectively. The effective tax rates for the nine and three months ended September 30, 2015 and 2014 are lower than the federal statutory rate primarily due to the favorable foreign income tax rate differentials, partially offset by state income taxes. Favorable foreign income tax rate differentials result from lower tax rates in the United Kingdom, the Netherlands and various other lower tax jurisdictions than compared to the tax rates in the United States. The effective tax rates for the nine and three months ended September 30, 2015 are lower than the effective tax rates for the comparable periods in 2014 primarily due to certain favorable tax law changes during the periods and agreements with various taxing authorities.
Our non-U.S. subsidiaries had $2.7 billion in cumulative undistributed earnings as of September 30, 2015. This amount represents the post-income tax earnings under GAAP adjusted for previously taxed income. The earnings from our non-U.S. subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability is not practicable. Any future distribution by way of dividend of these non-U.S. earnings may subject us to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to various non-U.S. countries.

8.	Clearing Organizations
We own seven regulated central counterparty clearing houses for the settlement and clearing of derivative contracts. The clearing houses include ICE Clear Europe, ICE Clear Credit, ICE Clear U.S., ICE Clear Canada, ICE Clear Netherlands (formerly Holland Clearing House), ICE Clear Singapore and The Clearing Corporation, or TCC, and are referred to herein collectively as the “ICE Clearing Houses”. ICE Clear Singapore is not yet operational but it has received certain regulatory approvals and onboarding of clearing members has begun. ICE Futures Singapore and ICE Clear Singapore are expected to commence operations on November 17, 2015.
Each of the ICE Clearing Houses requires all clearing members to maintain cash on deposit or pledge certain assets, which may include government obligations, non-government obligations, letters of credit or gold to guarantee performance of the clearing members’ open positions. Such amounts in total are known as “original margin.” The ICE Clearing Houses may make intraday original margin calls in circumstances where market conditions require additional protection. The daily profits and losses from and to the ICE Clearing Houses due to the marking-to-market of open contracts is known as “variation margin”. The ICE Clearing Houses mark all outstanding contracts to market, and therefore pay and collect variation margin, at least once daily, and in some cases multiple times throughout the day. Marking-to-market allows the ICE Clearing Houses to identify any clearing members that may be unable to satisfy the financial obligations resulting from changes in the prices of their open contracts before those financial obligations become exceptionally large and jeopardize the ability of the ICE Clearing Houses to ensure financial performance of clearing members’ open positions.
Each of the ICE Clearing Houses requires that each clearing member make deposits into a fund known as a guaranty fund, which is maintained by the relevant ICE Clearing House. These amounts serve to secure the obligations of a clearing member to the ICE Clearing House to which it has made the guaranty fund deposit and may be used to cover losses sustained by the respective ICE Clearing House in the event of a default of a clearing member.
Each of the ICE Clearing Houses has equal and offsetting claims to and from their respective clearing members on opposite sides of each cleared contract. This arrangement allows the ICE Clearing Houses to serve as the central financial counterparty on every cleared contract. Each ICE Clearing House bears financial counterparty credit risk in the event that market movements create conditions that lead to its clearing members failing to meet their financial obligations to that ICE Clearing House. Accordingly, the ICE Clearing Houses account for this central counterparty guarantee as a performance guarantee. Given that each contract is margined and marked-to-market or settled at least once daily for each clearing member, the ICE Clearing Houses’ maximum estimated exposure for this guarantee, excluding the effects of original and variation margin requirements and mandatory deposits to the applicable guaranty fund by clearing members, is $69.0 billion as of September 30, 2015, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one day movement in pricing of the underlying unsettled contracts. This amount is based on calculations determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than the amount estimated by the ICE Clearing Houses. The net notional value of unsettled contracts was $2.5 trillion as of September 30, 2015. We performed calculations to determine the fair value of our counterparty performance guarantee taking into consideration factors such as daily settlement of contracts, margining requirements, other elements of our risk management program, historical evidence of default payments, and estimated probability of potential default payouts by the ICE Clearing Houses. Based on these analyses, the estimated counterparty performance guaranty liability was determined to be nominal and no liability was recorded as of September 30, 2015 and December 31, 2014.
The ICE Clearing Houses seek to reduce their exposure through a risk management program that includes initial and ongoing financial standards for clearing member admission and continued membership, original and variation margin requirements, and mandatory deposits to the guaranty fund. The amounts that the clearing members are required to maintain in the original margin and guaranty fund accounts are determined by standardized parameters established by the risk management departments and reviewed by the risk committees and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time. As of September 30, 2015 and December 31, 2014, the ICE Clearing Houses have received or have been pledged $81.3 billion and $77.0 billion, respectively, in cash and non-cash collateral in original margin and guaranty fund deposits to cover price movements of underlying contracts for both periods. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations up to the limits established under the respective rules of each ICE Clearing House.
Should a particular clearing member fail to deposit original margin, or fail to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate or hedge the clearing member’s open positions and use the clearing member’s original margin and guaranty fund deposits to make up any amount owed. In the event that those deposits are not sufficient to pay the amount owed in full, the ICE Clearing Houses may utilize the respective guaranty fund deposits of their respective clearing members on a pro-rata basis for that purpose. We have contributed $131 million, $50 million and $50 million to the ICE Clear Europe,

ICE Clear Credit and ICE Clear U.S. guaranty funds, respectively, as of September 30, 2015, and such amounts are at risk and could be used in the event of a clearing member default where the amount of the defaulting clearing member’s original margin and guaranty fund deposits are insufficient. The $231 million combined contributions to the guaranty funds as of September 30, 2015 are included in long-term restricted cash in the accompanying consolidated balance sheet. The $50 million contribution to the ICE Clear U.S. guaranty fund would be utilized after the available funds of the defaulting clearing member but before all other amounts within the guaranty fund.
For ICE Clear Europe, if a futures and options clearing member’s deposits are depleted and a default occurs, then a $100 million contribution made by us to the ICE Clear Europe guaranty fund would be utilized. The $100 million is solely available in the event of an ICE Clear Europe futures and options clearing member default, and $50 million of the $100 million will currently be utilized after the available funds of the defaulting member but before all other amounts within the ICE Clear Europe futures and options guaranty fund. If additional cash is required to settle positions, the remaining $50 million will currently be called pro rata along with other non-defaulting ICE Clear Europe futures and options clearing members’ deposits in the ICE Clear Europe options and futures guaranty fund. Subject to regulatory approval, ICE Clear Europe plans to move the $100 million contribution to the futures and options guaranty fund to be utilized after the available funds of the defaulting clearing member but before all other amounts within the guaranty fund.
We have contributed $50 million to the ICE Clear Credit guaranty fund and $31 million to the ICE Clear Europe CDS guaranty fund as of September 30, 2015. We contributed an additional $19 million to the ICE Clear Europe CDS guaranty fund as of October 7, 2015, which was two years from the launch of CDS client clearing at ICE Clear Europe. The first $25 million contributed to each of the ICE Clear Credit guaranty fund and ICE Clear Europe CDS guaranty fund will be utilized after the available funds of the defaulting CDS clearing member but before all other amounts within the guaranty funds. The additional $25 million contributed to each of the ICE Clear Credit guaranty fund and ICE Clear Europe CDS guaranty fund will be utilized pro-rata along with other non-defaulting CDS clearing members’ deposits in the respective guaranty funds. Subject to regulatory approval, ICE Clear Europe plans to move the total $50 million contribution to the CDS guaranty fund to be utilized after the available funds of the defaulting clearing member but before all other amounts within the guaranty fund.
As of September 30, 2015, original margin and guaranty fund cash deposits are as follows for the ICE Clearing Houses (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	Other ICE Clearing Houses	Total
Original margin	$21,351	$15,098	$4,753	$124	$41,326
Guaranty fund	2,807	1,852	308	15	4,982
Total	$24,158	$16,950	$5,061	$139	$46,308
As of December 31, 2014, original margin and guaranty fund cash deposits are as follows for the ICE Clearing Houses (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	Other ICE Clearing Houses	Total
Original margin	$23,291	$14,056	$4,285	$42	$41,674
Guaranty fund	3,048	2,408	290	38	5,784
Total	$26,339	$16,464	$4,575	$80	$47,458
We have recorded these cash deposits in the accompanying consolidated balance sheets as current assets with corresponding current liabilities to the clearing members of the relevant ICE Clearing House. All cash, securities and letters of credit are available only to meet the financial obligations of that clearing member to the relevant ICE Clearing House. ICE Clear Europe, ICE Clear Credit, ICE Clear U.S., ICE Clear Canada, ICE Clear Netherlands, TCC and ICE Clear Singapore are separate legal entities and are not subject to the liabilities of the other ICE Clearing Houses or the obligations of the members of the other ICE Clearing Houses. The amount of these cash deposits may fluctuate due to the types of margin collateral choices available to clearing members and the change in the amount of deposits required. As a result, these assets and corresponding liabilities may vary significantly over time. Except as noted below with respect to ICE Clear Credit, the majority of the cash held by the ICE Clearing Houses is secured in reverse repurchase agreements with primarily overnight maturities or direct investment in U.S. government securities. Remaining balances are invested overnight across a diverse set of high quality financial institutions.
ICE Clear Credit has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and has been authorized to establish and maintain a cash account at the Federal Reserve Bank of Chicago. Such account was opened on July 30, 2015 and ICE Clear Credit held $8.0 billion of its U.S. dollar cash in the guaranty fund and in original margin in the cash account at the Federal Reserve Bank of Chicago as of September 30, 2015.

In addition to the cash deposits for original margin and the guaranty fund, the ICE Clearing Houses have also received other assets from clearing members, which may include government obligations, certain agency and corporate debt, letters of credit or gold to mitigate credit risk. These assets are not reflected in the accompanying consolidated balance sheets as the risks and rewards of these assets remain with the clearing members unless the ICE Clearing Houses have sold or re-pledged the assets or in the event of a clearing member default, where the clearing member is no longer entitled to redeem the assets. Any income, gain or loss accrues to the clearing member. For certain non-cash deposits, the ICE Clearing Houses may impose discount or "haircut" rates to ensure adequate collateral levels to account for fluctuations in the market value of these deposits. As of September 30, 2015 and December 31, 2014, the assets pledged by the clearing members as original margin and guaranty fund deposits for each of the ICE Clearing Houses are detailed below (in millions):

	As of September 30, 2015				As of December 31, 2014
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	Other ICE Clearing Houses	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	Other ICE Clearing Houses
Original margin:
Government securities at face value	$20,876	$4,629	$8,091	$94	$18,284	$3,235	$6,972	$99
Letters of credit	—	—	—	391	—	—	—	4
Total	$20,876	$4,629	$8,091	$485	$18,284	$3,235	$6,972	$103
Guaranty fund:
Government securities at face value	$255	$364	$170	$100	$284	$424	$190	$15

9.	Commitments and Contingencies
Legal Proceedings
We are subject to legal proceedings and claims that arise from time to time in the course of our business. Typically, we do not believe that the resolution of ordinary course matters, including the matters described below, will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to the legal proceedings and claims. The matters described below all relate to our operation of NYSE. A range of possible losses related to the cases below cannot be reasonably estimated at this time, except as otherwise disclosed below.
In April 2014, the first of four purported class action lawsuits was filed in the U.S. District Court for the Southern District of New York, or the Southern District, by the City of Providence, Rhode Island, against more than 40 defendants, including “Exchange Defendants”, “Brokerage Defendants” and “HFT (High Frequency Trading) Defendants”, which we refer to as the City of Providence lawsuit. New York Stock Exchange LLC and NYSE Arca, Inc., two of our subsidiaries, were among the named Exchange Defendants. On July 2, 2014, the court ordered the cases consolidated for all purposes, and appointed lead plaintiffs. On September 3, 2014, the lead plaintiffs filed an amended complaint asserting claims against only a subset of the original Exchange Defendants, including New York Stock Exchange LLC and NYSE Arca, Inc., and also asserting claims against Barclays PLC, or Barclays, a subsidiary of which operates an alternative trading system known as Barclays LX. The lead plaintiffs are suing on behalf of a class of “all public investors” who bought or sold stock from April 18, 2009 to the present on the U.S.-based equity exchanges operated by the remaining Exchange Defendants or on Barclays LX. The amended complaint asserts violations by all remaining Exchange Defendants of Sections 10(b) and 6(b) of the Securities Exchange Act of 1934, or the Exchange Act, and seeks unspecified compensatory damages against all defendants, jointly and severally, as well as various forms of equitable relief. The defendants filed a motion on November 3, 2014 to dismiss the amended complaint. On November 24, 2014, the plaintiffs filed a second amended complaint asserting the same legal claims and substantially the same factual allegations. On January 23, 2015, the defendants filed motions to dismiss the second amended complaint.
On August 26, 2015, the court issued an opinion and order granting the defendants’ motions to dismiss and dismissing the second amended complaint in its entirety with prejudice. The court held that the plaintiffs had failed to sufficiently state a claim against the defendants under Sections 10(b) and 6(b) of the Exchange Act, and additionally that some of the claims against the exchanges were barred by the doctrine of self-regulatory organization immunity. On September 24, 2015, the plaintiffs filed a notice of appeal of the dismissal of the lawsuit. Briefing in the appeal is expected to occur through the first quarter of 2016.
In May 2014, three purported class action lawsuits were filed in the Southern District by Harold Lanier against the securities exchanges that are participants in each of the three national market system data distribution plans - the Consolidated Tape Association/Consolidated Quotation Plan, the Nasdaq UTP Plan, and the Options Price Reporting Authority, or the Plans, - which are established under the Exchange Act and regulated by the SEC. On August 15, 2014, Lanier filed amended complaints in each of the three lawsuits but did not alter the named defendants. New York Stock Exchange LLC, NYSE Arca, Inc. and NYSE MKT LLC, which are our subsidiaries, are among the defendants named in one or more of the suits. Lanier is claiming to sue on behalf of himself and all other similarly situated subscribers to the market data disseminated by the Plans. Lanier’s allegations include that the exchange participants in the Plans breached agreements with subscribers by disseminating market data in a discriminatory manner in that other “preferred” customers allegedly received their data faster than the proposed class. The complaints seek, among other relief, unspecified compensatory damages, restitution of the putative class’s subscription fees paid to the defendants, disgorgement of the fees paid by the so-called preferred customers, and injunctive and declaratory relief. On September 29, 2014, the defendants moved to dismiss the amended complaint. On April 28, 2015, the court issued an opinion and order granting the motion and dismissing the three lawsuits with prejudice. The court determined that the claims were preempted by a “comprehensive federal regulatory scheme”, and that in any event Lanier had failed to state a claim for breach of contract. On May 20, 2015, Lanier filed notices of appeal of the dismissal of the lawsuits. Briefing in the appeals is scheduled to occur during the remainder of 2015.
One of our subsidiaries, NYSE Brazil Holdings, B.V., or NYSE BV, was a party to an arbitration proceeding initiated by an arbitration demand dated June 4, 2014 in Brazil, filed by ATG Americas Trading Group, S.A. and ATS Brasil S.A., or ATG/ATS, which we refer to as the ATG/ATS arbitration proceeding. NYSE BV and ATG Americas Trading Group, S.A. own 20% and 80%, respectively, of the equity in ATS Brasil S.A., a company with a prospective cash equity trading platform in Brazil, which is not yet operational. ATG/ATS alleged NYSE BV breached certain obligations and asserted damages of at least 100 million Brazilian Reais ($32 million based on the Brazilian Real/U.S. dollar exchange rate of 0.3166 as of September 30, 2015). On June 3, 2015, the arbitration panel granted a request by ATG/ATS to add NYSE Holdings LLC as a party to the arbitration, but denied its request to add any other alleged NYSE BV affiliates. In August 2015, NYSE BV and ATG/ATS settled the dispute and the arbitration panel terminated the arbitration proceeding. NYSE Holdings LLC was also released from any potential liability to ATG/ATS, although it never accepted the jurisdiction of the arbitration panel or formally appeared in the proceeding. The settlement expense for the ATG/ATS arbitration proceeding is recorded in other expense, net for the nine months months ended September 30, 2015 in the accompanying consolidated statement of income.
Redeemable Non-controlling Interest
On June 29, 2015, we purchased the remaining 16% of NYSE Amex Options shares outstanding from external investors for $128 million and we now own 100% of NYSE Amex Options. The remaining 16% of the outstanding shares was owned by seven external investors and was recorded as redeemable non-controlling interest in the consolidated balance sheet and the proportionate share of profits was recorded as net income from continuing operations attributable to non-controlling interest in the consolidated statements of income. Effective from July 1, 2015, all of the profits from NYSE Amex Options are retained by us.

10.	Pension and Other Benefit Programs
The following table provides the components of net periodic expense (benefit) associated with our pension plans, supplemental executive retirement, or SERP, plans and post-retirement benefit plans for the nine and three months ended September 30, 2015 and 2014 in the accompanying consolidated statements of income (in millions):

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Pension Plans	SERP Plans	Post-retirement Benefit Plans	Pension Plans	SERP Plans	Post-retirement Benefit Plans
Interest costs	$25	$2	$6	$27	$3	$6
Estimated return on plan assets	(34)	—	—	(36)	—	—
Amortization of loss	2	—	—	—	—	—
Net periodic expense (benefit)	$(7)	$2	$6	$(9)	$3	$6

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Pension Plans	SERP Plans	Post-retirement Benefit Plans	Pension Plans	SERP Plans	Post-retirement Benefit Plans
Interest costs	$9	$—	$2	$9	$1	$2
Estimated return on plan assets	(11)	—	—	(12)	—	—
Net periodic expense (benefit)	$(2)	$—	$2	$(3)	$1	$2
During the nine and three months ended September 30, 2015, we contributed $29 million and $21 million, respectively, to our pension plans, SERP plans and post-retirement benefit plans. Based on current actuarial assumptions, we anticipate funding an additional $3 million to our pension plans, SERP plans and post-retirement benefit plans during the fourth quarter of 2015.

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
Financial assets and liabilities recorded in the accompanying consolidated balance sheets as of September 30, 2015 and December 31, 2014 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. Financial instruments measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 are as follows (in millions):

	As of September 30, 2015			As of December 31, 2014
	Level 1	Level 2 and 3	Total	Level 1	Level 2 and 3	Total
Assets at fair value:
Long-term investment in equity securities	$253	$—	$253	$379	$—	$379
U.S. Treasury securities	440	—	440	374	—	374
Mutual Funds	21	—	21	27	—	27
Total assets at fair value	$714	$—	$714	$780	$—	$780
As of September 30, 2015, the fair values of our $1.39 billion Senior Notes and $853 million NYSE USD Notes are $1.44 billion and $859 million, respectively. The fair values of these fixed rate notes were estimated using quoted market prices for these instruments. The fair value of our other short-term and long-term debt approximates the carrying value since the rates of interest on the debt approximate market rates as of September 30, 2015. All other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.
Our investment in Cetip, which is recorded as an available-for-sale, long-term investment and is recorded and held in Brazilian reais, was valued at $253 million as of September 30, 2015, including an accumulated unrealized loss of $71 million. Changes in the fair value of the Cetip investment are reflected in accumulated other comprehensive income and do not impact earnings, except to the extent that unrealized losses are deemed to be other than temporary. As of June 30, 2015, we had an accumulated unrealized gain of $16 million and the $87 million reduction in the value during the third quarter of 2015 was primarily due to foreign currency translation losses relating to the decrease in value of the Brazilian real relative to the U.S. dollar. As such, we concluded that the decline in the value of the investment in Cetip was not other than temporary.
As of September 30, 2015, we are holding $440 million in U.S. Treasury securities, all of which had remaining maturities of less than one year at the date of purchase. Of these securities, $222 million were recorded as cash and cash equivalents, $87 million were recorded as short-term restricted cash and investments and $131 million were recorded as long-term restricted cash and investments in the accompanying consolidated balance sheet as of September 30, 2015 (all of the U.S. Treasury securities recorded as cash have remaining maturities of less than 90 days).
We did not use Level 2 and 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of September 30, 2015 or December 31, 2014. We measure certain assets, such as intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of September 30, 2015 and December 31, 2014, none of these assets were required to be recorded at fair value since no impairment indicators were present. Cost and equity method investments were $123 million and $53 million as of September 30, 2015 and December 31, 2014, respectively, and are classified as other non-current assets in the accompanying consolidated balance sheets. The increase in the cost and equity method investments during the nine months ended September 30, 2015 is primarily due to our $60 million investment in The Options Clearing Corporation, or OCC.
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
Subsequent to our investment of the $60 million, aggrieved parties petitioned the SEC to review its approval of the capital plan. As a result of such petition, the implementation of the capital plan was automatically stayed. In September 2015, the SEC lifted the stay. The SEC's review of the petition remains pending. OCC will not pay dividends to shareholders or issue refunds to customers until the SEC reconfirms its approval of the capital plan.

12.	Discontinued Operations
We completed the IPO of our wholly-owned subsidiary Euronext on June 24, 2014 and completed the sales of our wholly-owned subsidiaries Wombat on July 23, 2014, and NYFIX and Metabit on September 19, 2014. We have reflected the results of Euronext, Wombat, NYFIX and Metabit as discontinued operations up to the IPO or sale dates in the accompanying consolidated statement of income for the nine and three months ended September 30, 2014 and for the nine months ended September 30, 2014 for the consolidated statement of cash flows.
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

In connection with our acquisition of NYSE, Intercontinental Exchange, Inc., or ICE, and NYSE Holdings LLC, or NYSE Holdings, established various guarantees to protect against structural subordination of each entities’ existing indebtedness. NYSE Holdings is our wholly-owned subsidiary and fully and unconditionally guarantees, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of our 2014 Credit Facility, Senior Notes and our Commercial Paper Program. Similarly, ICE fully and unconditionally guarantees, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of the NYSE Notes. The guarantees will remain in place until each applicable debt obligation has been satisfied.

The following unaudited consolidating financial information sets forth, under the equity method of accounting, the condensed consolidating statements of income and comprehensive income, the condensed consolidating balance sheets, and the condensed consolidating statements of cash flows for (i) ICE (Parent); (ii) NYSE Holdings; (iii) the subsidiary non-guarantors; (iv) elimination entries necessary to consolidate each of ICE (Parent) and NYSE Holdings with the non-guarantor subsidiaries; and (v) on a consolidated basis. The condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements.

Intercontinental Exchange, Inc.
Condensed Consolidating Balance Sheets
As of September 30, 2015
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$1	$—	$686	$—	$687
Intercompany receivable	3,094	—	—	(3,094)	—
Margin deposits and guaranty funds	—	—	46,308	—	46,308
Notes receivable from affiliate, current	—	526	9	(535)	—
Other current assets	5	4	1,048	—	1,057
Total current assets	3,100	530	48,051	(3,629)	48,052
Property and equipment, net	—	—	904	—	904
Other non-current assets:
Goodwill and other intangible assets, net	—	—	16,160	—	16,160
Investment in subsidiaries	14,432	9,750	—	(24,182)	—
Notes receivable from affiliate, non-current	—	2,981	2,909	(5,890)	—
Other non-current assets	21	10	709	—	740
Total other non-current assets	14,453	12,741	19,778	(30,072)	16,900
Total assets	$17,553	$13,271	$68,733	$(33,701)	$65,856

Current liabilities:
Short-term debt	$1,253	$—	$—	$—	$1,253
Margin deposits and guaranty funds	—	—	46,308	—	46,308
Intercompany payable	—	1,230	1,864	(3,094)	—
Notes payable to affiliates, current	297	—	238	(535)	—
Other current liabilities	43	—	854	—	897
Total current liabilities	1,593	1,230	49,264	(3,629)	48,458
Non-current liabilities:
Long-term debt	1,394	853	—	—	2,247
Notes payable to affiliates, non-current	2,209	701	2,980	(5,890)	—
Other non-current liabilities	17	—	2,724	—	2,741
Total non-current liabilities	3,620	1,554	5,704	(5,890)	4,988
Total liabilities	5,213	2,784	54,968	(9,519)	53,446
Redeemable non-controlling interest	—	—	40	—	40

Equity:
Total shareholders' equity	12,340	10,487	13,695	(24,182)	12,340
Non-controlling interest in consolidated subsidiaries	—	—	30	—	30
Total equity	12,340	10,487	13,725	(24,182)	12,370
Total liabilities and equity	$17,553	$13,271	$68,733	$(33,701)	$65,856

Intercontinental Exchange, Inc.
Condensed Consolidating Balance Sheets
As of December 31, 2014
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$6	$5	$641	$—	$652
Intercompany receivable	2,793	—	529	(3,322)	—
Margin deposits and guaranty funds	—	—	47,458	—	47,458
Note receivable from affiliate, current	—	313	31	(344)	—
Other current assets	60	1,173	936	(60)	2,109
Total current assets	2,859	1,491	49,595	(3,726)	50,219
Property and equipment, net	—	—	874	—	874
Other non-current assets:
Goodwill and other intangible assets, net	—	—	16,315	—	16,315
Investment in subsidiaries	13,682	9,572	—	(23,254)	—
Note receivable from affiliate, non-current	—	2,790	1,516	(4,306)	—
Other non-current assets	25	11	809	—	845
Total other non-current assets	13,707	12,373	18,640	(27,560)	17,160
Total assets	$16,566	$13,864	$69,109	$(31,286)	$68,253

Current liabilities:
Short-term debt	$905	$1,137	$—	$—	$2,042
Margin deposits and guaranty funds	—	—	47,458	—	47,458
Intercompany payable	—	1,933	1,389	(3,322)	—
Notes payable to affiliates, current	344	—	—	(344)	—
Other current liabilities	30	—	1,043	(60)	1,013
Total current liabilities	1,279	3,070	49,890	(3,726)	50,513
Non-current liabilities:
Long-term debt	1,394	853	—	—	2,247
Notes payable to affiliates, non-current	1,516	—	2,790	(4,306)	—
Other non-current liabilities	17	—	2,919	—	2,936
Total non-current liabilities	2,927	853	5,709	(4,306)	5,183
Total liabilities	4,206	3,923	55,599	(8,032)	55,696
Redeemable non-controlling interest	—	—	165	—	165

Equity:
Total shareholders' equity	12,360	9,941	13,313	(23,254)	12,360
Non-controlling interest in consolidated subsidiaries	—	—	32	—	32
Total equity	12,360	9,941	13,345	(23,254)	12,392
Total liabilities and equity	$16,566	$13,864	$69,109	$(31,286)	$68,253

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2015
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing fees, net	$—	$—	$2,331	$—	$2,331
Data services fees	—	—	614	—	614
Listing fees and other revenues	—	—	435	—	435
Total revenues	—	—	3,380	—	3,380
Transaction-based expenses	—	—	917	—	917
Total revenues, less transaction-based expenses	—	—	2,463	—	2,463
Operating expenses:
Compensation and benefits	1	—	444	—	445
Technology and communication	—	—	147	—	147
Acquisition-related transaction and integration costs	—	—	34	—	34
Selling, general, administrative and other	1	—	228	—	229
Depreciation and amortization	—	—	276	—	276
Total operating expenses	2	—	1,129	—	1,131
Operating income	(2)	—	1,334	—	1,332
Intercompany interest on loans	(4)	28	(24)	—	—
Other expense, net	(20)	(50)	—	—	(70)
Total other expense, net	(24)	(22)	(24)	—	(70)
Income before income taxes	(26)	(22)	1,310	—	1,262
Income tax expense (benefit)	(19)	—	359	—	340
Equity earnings from subsidiaries	911	288	—	(1,199)	—
Net income	$904	$266	$951	$(1,199)	$922
Net income attributable to non-controlling interest	—	—	(18)	—	(18)
Net income attributable to ICE	$904	$266	$933	$(1,199)	$904

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Comprehensive Income
Nine Months Ended September 30, 2015
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income	$904	$266	$951	$(1,199)	$922
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(17)	—	(17)
Change in fair value of available-for-sale-securities	—	—	(126)	—	(126)
Employment benefit plan adjustments	—	—	(2)	—	(2)
Total other comprehensive loss	—	—	(145)	—	(145)
Comprehensive loss of subsidiaries	(145)	(5)	—	150	—
Comprehensive income	759	261	806	(1,049)	777
Comprehensive income attributable to non-controlling interests	—	—	(18)	—	(18)
Comprehensive income attributable to ICE	$759	$261	$788	$(1,049)	$759

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Three Months Ended September 30, 2015
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing fees, net	$—	$—	$795	$—	$795
Data services fees	—	—	209	—	209
Listing fees and other revenues	—	—	147	—	147
Total revenues	—	—	1,151	—	1,151
Transaction-based expenses	—	—	335	—	335
Total revenues, less transaction-based expenses	—	—	816	—	816
Operating expenses:
Compensation and benefits	—	—	150	—	150
Technology and communication	—	—	49	—	49
Acquisition-related transaction and integration costs	—	—	8	—	8
Selling, general, administrative and other	—	—	75	—	75
Depreciation and amortization	—	—	94	—	94
Total operating expenses	—	—	376	—	376
Operating income	—	—	440	—	440
Intercompany interest on loans	(2)	9	(7)	—	—
Other income (expense), net	(13)	(17)	13	—	(17)
Total other income (expense), net	(15)	(8)	6	—	(17)
Income before income taxes	(15)	(8)	446	—	423
Income tax expense (benefit)	(16)	—	129	—	113
Equity earnings from subsidiaries	305	120	—	(425)	—
Net income	$306	$112	$317	$(425)	$310
Net income attributable to non-controlling interest	—	—	(4)	—	(4)
Net income attributable to ICE	$306	$112	$313	$(425)	$306

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Comprehensive Income
Three Months Ended September 30, 2015
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income	$306	$112	$317	$(425)	$310
Other comprehensive loss:
Foreign currency translation adjustments	—	(1)	(35)	—	(36)
Change in fair value of available-for-sale-securities	—	—	(87)	—	(87)
Total other comprehensive loss	—	(1)	(122)	—	(123)
Comprehensive income (loss) of subsidiaries	(123)	9	—	114	—
Comprehensive income	183	120	195	(311)	187
Comprehensive income attributable to non-controlling interests	—	—	(4)	—	(4)
Comprehensive income attributable to ICE	$183	$120	$191	$(311)	$183

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2014
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing fees, net	$—	$—	$2,202	$—	$2,202
Data services fees	—	—	502	—	502
Listing fees and other revenues	—	—	385	—	385
Total revenues	—	—	3,089	—	3,089
Transaction-based expenses	—	—	797	—	797
Total revenues, less transaction-based expenses	—	—	2,292	—	2,292
Operating expenses:
Compensation and benefits	1	—	447	—	448
Technology and communication	—	—	135	—	135
Acquisition-related transaction and integration costs	—	9	93	—	102
Selling, general, administrative and other	—	—	315	—	315
Depreciation and amortization	—	—	244	—	244
Total operating expenses	1	9	1,234	—	1,244
Operating income	(1)	(9)	1,058	—	1,048
Total other income (expense), net	(16)	(69)	32	—	(53)
Income from continuing operations before income taxes	(17)	(78)	1,090	—	995
Income tax expense (benefit)	(6)	—	290	—	284
Equity earnings from subsidiaries	704	457	—	(1,161)	—
Income from continuing operations	693	379	800	(1,161)	711
Income from discontinued operations, net of tax	—	—	11	—	11
Net income	$693	$379	$811	$(1,161)	$722
Net income attributable to non-controlling interest	—	—	(29)	—	(29)
Net income attributable to ICE	$693	$379	$782	$(1,161)	$693

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Comprehensive Income
Nine Months Ended September 30, 2014
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income	$693	$379	$811	$(1,161)	$722
Other comprehensive income (loss):
Foreign currency translation adjustments	—	1	(195)	—	(194)
Change in fair value of available-for-sale-securities	—	—	58	—	58
Discontinuance of net investment hedge	—	—	21	—	21
Total other comprehensive income (loss)	—	1	(116)	—	(115)
Comprehensive income of subsidiaries	1,046	331	—	(1,377)	—
Comprehensive income	1,739	711	695	(2,538)	607
Comprehensive income attributable to non-controlling interests	—	—	(29)	—	(29)
Comprehensive income attributable to ICE	$1,739	$711	$666	$(2,538)	$578

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Three Months Ended September 30, 2014
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing fees, net	$—	$—	$712	$—	$712
Data services fees	—	—	170	—	170
Listing fees and other revenues	—	—	128	—	128
Total revenues	—	—	1,010	—	1,010
Transaction-based expenses	—	—	265	—	265
Total revenues, less transaction-based expenses	—	—	745	—	745
Operating expenses:
Compensation and benefits	—	—	144	—	144
Technology and communication	—	—	45	—	45
Acquisition-related transaction and integration costs	—	5	35	—	40
Selling, general, administrative and other	—	—	103	—	103
Depreciation and amortization	—	—	83	—	83
Total operating expenses	—	5	410	—	415
Operating income	—	(5)	335	—	330
Total other income (expense), net	8	(41)	16	—	(17)
Income from continuing operations before income taxes	8	(46)	351	—	313
Income tax expense	8	—	82	—	90
Equity earnings from subsidiaries	206	81	—	(287)	—
Income from continuing operations	206	35	269	(287)	223
Income from discontinued operations, net of tax	—	—	(10)	—	(10)
Net income	$206	$35	$259	$(287)	$213
Net income attributable to non-controlling interest	—	—	(7)	—	(7)
Net income attributable to ICE	$206	$35	$252	$(287)	$206

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Comprehensive Income
Three Months Ended September 30, 2014
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income	$206	$35	$259	$(287)	$213
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(278)	—	(278)
Change in fair value of available-for-sale-securities	—	—	(60)	—	(60)
Total other comprehensive loss	—	—	(338)	—	(338)
Comprehensive loss of subsidiaries	(51)	(100)	—	151	—
Comprehensive income (loss)	155	(65)	(79)	(136)	(125)
Comprehensive income attributable to non-controlling interests	—	—	(7)	—	(7)
Comprehensive income (loss) attributable to ICE	$155	$(65)	$(86)	$(136)	$(132)

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2015
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net cash provided by (used in) operating activities from continuing operations	$182	$346	$465	$(103)	$890
Investing activities:
Decrease in restricted cash	—	—	14	—	14
Loans to subsidiaries	(301)	(404)	(842)	1,547	—
Additional contribution to equity method investment	—	—	(60)	—	(60)
Proceeds from term deposits and sales of available-for-sale investments	—	1,084	—	—	1,084
Capital expenditures, capitalized software development costs and other	—	—	(192)	—	(192)
Net cash provided by (used in) investing activities from continuing operations	(301)	680	(1,080)	1,547	846
Financing activities:
Repayments of debt facilities and commercial paper, net	348	(1,029)	—	—	(681)
Intercompany borrowing	646	(2)	903	(1,547)	—
Dividends to shareholders	(242)	—	—	—	(242)
Intercompany dividends	—	—	(103)	103	—
Repurchases of common stock	(605)	—	—	—	(605)
Purchase of subsidiary shares from non-controlling interest	—	—	(128)	—	(128)
Other financing activities	(33)	—	(3)	—	(36)
Net cash provided by (used in) financing activities from continuing operations	114	(1,031)	669	(1,444)	(1,692)
Effect of exchange rates on cash and cash equivalents	—	—	(9)	—	(9)
Net increase (decrease) in cash and cash equivalents	(5)	(5)	45	—	35
Cash and cash equivalents, beginning of period	6	5	641	—	652
Cash and cash equivalents, end of period	$1	$—	$686	$—	$687

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2014
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net cash provided by operating activities from continuing operations	$176	$347	$484	$(85)	$922
Investing activities:
Increase in restricted cash	—	—	(105)	—	(105)
Cash paid for acquisitions, net of cash acquired	—	—	(150)	—	(150)
Loans to subsidiaries	—	(108)	(698)	806	—
Proceeds from IPO of Euronext and sales of NYSE Technologies	—	—	2,155	—	2,155
Purchases of term deposits and available-for-sale investments	—	—	(1,304)	—	(1,304)
Capital expenditures, capitalized software development costs and other	—	—	(107)	—	(107)
Net cash provided by (used in) investing activities from continuing operations	—	(108)	(209)	806	489
Financing activities:
Repayments of debt facilities and commercial paper, net	(400)	—	(368)	—	(768)
Intercompany borrowing	937	(239)	108	(806)	—
Dividends to shareholders	(225)	—	—	—	(225)
Intercompany dividends	—	—	(85)	85	—
Repurchases of common stock	(448)	—	—	—	(448)
Purchase of subsidiary shares from non-controlling interest	—	—	(129)	—	(129)
Other financing activities	(30)	—	(18)	—	(48)
Net cash used in financing activities from continuing operations	(166)	(239)	(492)	(721)	(1,618)
Cash and cash equivalents from discontinued operations	—	—	(114)	—	(114)
Effect of exchange rates on cash and cash equivalents	—	—	(2)	—	(2)
Net increase (decrease) in cash and cash equivalents	10	—	(333)	—	(323)
Cash and cash equivalents, beginning of period	2	—	959	—	961
Cash and cash equivalents, end of period	$12	$—	$626	$—	$638

14.	Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the nine and three months ended September 30, 2015 and 2014 (in millions, except per share amounts):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Income from continuing operations	$922	$711	$310	$223
Net income from continuing operations attributable to non-controlling interest	(18)	(29)	(4)	(7)
Net income from continuing operations attributable to ICE	904	682	306	216
Net income (loss) from discontinued operations attributable to ICE	—	11	—	(10)
Net income attributable to ICE	$904	$693	$306	$206

Basic earnings (loss) per share attributable to ICE common shareholders:
Continuing operations	$8.13	$5.96	$2.77	$1.90
Discontinued operations	—	0.09	—	(0.09)
Basic earnings per share	$8.13	$6.05	$2.77	$1.81
Basic weighted average common shares outstanding	111	115	110	114

Diluted earnings (loss) per share attributable to ICE common shareholders:
Continuing operations	$8.10	$5.93	$2.76	$1.89
Discontinued operations	—	0.09	—	(0.09)
Diluted earnings per share	$8.10	$6.02	$2.76	$1.80
Diluted weighted average common shares outstanding	112	115	111	114

Basic weighted average common shares outstanding	111	115	110	114
Effect of dilutive securities - stock options and restricted stock	1	—	1	—
Diluted weighted average common shares outstanding	112	115	111	114
Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. During the nine months ended September 30, 2015 and 2014, 185,000 and 157,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect because the outstanding stock option exercise prices were greater than the average market price of the common shares during the relevant periods. Certain figures in the table above may not recalculate due to rounding.

15.	Subsequent Events
On October 26, 2015, we entered into a definitive agreement to acquire Interactive Data Holdings Corporation, or Interactive Data, a leading provider of financial market data, analytics and related trading solutions. The acquisition is valued at $5.2 billion, including $3.65 billion in cash and $1.55 billion in our common stock. The acquisition builds on our global market data growth strategy by expanding the markets served, adding technology platforms and increasing new data and valuation services.
Interactive Data is one of the world’s leading providers of financial data, serving the mutual fund, bank, asset management, hedge fund, securities and financial instrument processing and administration sectors. Our data business currently spans nine asset classes across the eleven exchanges and seven clearing houses we operate, including the NYSE Group and ICE Futures exchanges. We also offer benchmark and valuation services for Libor, exchange traded funds, a range of financial derivatives, and clearing house positions. The combined company will offer customers efficiencies in accessing data on an integrated platform while serving the growing demand for data, analysis, valuation and connectivity globally.
The transaction is valued at $5.2 billion, based on the 10-day volume weighted average price of our common stock on October 23, 2015. The aggregate number of our common shares offered is 6.5 million shares, and up to 2.2 million additional common shares based on a sliding scale from $179.07 to $238.76 in the event that our weighted average stock price over a specified period leading up to closing is less than $238.76.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q, including the sections entitled “Notes to Consolidated Financial Statements”, “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of trading activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth in Item 1(A) under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, or our 2014 Form 10-K, as filed with the SEC on February 5, 2015.
Forward-looking statements and other risks and factors that may affect our performance include, but are not limited to: our business environment and trends in our industry; general economic conditions and conditions in global financial markets; volatility in commodity prices, equity prices, and price volatility of financial benchmarks and instruments such as interest rates, credit spreads, equity indexes and foreign exchange rates; changes in domestic and foreign laws, regulations, rules or government policy with respect to financial markets, or our business generally, including changes, increased regulatory scrutiny or enforcement actions; increasing competition and consolidation in our industry; our ability to identify and effectively pursue acquisitions and strategic alliances and successfully integrate the companies we acquire; our ability to realize the anticipated synergies and benefits of the NYSE acquisition within the expected time frame, and integrate NYSE’s operations with our business; the success of our clearing houses and our ability to minimize the risks associated with operating multiple clearing houses in multiple jurisdictions; technological developments, including ensuring that the technology we utilize is not vulnerable to security risks, hacking and cyber-attacks; the accuracy of our cost estimates and expectations; our belief that cash flows from operations will be sufficient to service our current levels of debt and fund our working capital needs and capital expenditures for the foreseeable future; our ability, on a timely and cost-effective basis, to offer additional products and services, leverage our risk management capabilities and enhance our technology; maintaining existing market participants and attracting new ones; protecting our intellectual property rights; not violating the intellectual property rights of others; our ability to identify trends and adjust our business to respond to such trends; potential adverse results of litigation and regulatory actions and proceedings; our belief in our electronic platforms, cyber security defenses and disaster recovery system technologies; and our ability to complete the acquisition of Interactive Data Holdings Corporation on a timely basis or at all and achieve the anticipated benefits and synergies.
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
Our exchanges include futures exchanges in the United States, United Kingdom, continental Europe, Canada and Singapore and cash equities exchanges and equity options exchanges in the United States. We operate over-the-counter, or OTC, markets for physical energy and credit default swaps, or CDS. We also own seven central counterparty clearing houses serving the global derivatives markets. Through our trading, clearing, listings and post-trade platforms, we bring together buyers and sellers by offering liquid markets, benchmark products, access to capital markets, data, and a range of services to support market participants’ investing, risk management and capital raising activities. Our business is conducted as a single reportable business segment.
Our markets are primarily subject to the jurisdiction of regulatory agencies in the United States, United Kingdom, Canada, Singapore and the European Union, or EU. Domestic and foreign policy makers have undertaken reviews of their existing legal framework governing financial markets in connection with regulatory reform, and have either passed new laws and regulations, or are in the process of debating and/or enacting new laws and regulations that apply to our business and to our customers' businesses. As discussed more fully in our 2014 Form 10-K, the implementation of Markets in Financial Instruments Directives II, or MiFID II, and its counterpart the European Market Infrastructure Regulation, or EMIR, may result in operational, regulatory and/or business risk.
ICE Futures Singapore and ICE Clear Singapore are expected to commence operation on November 17, 2015. The establishment of ICE Futures Singapore and ICE Clear Singapore support an expanded customer base and the further development of derivatives markets in Asia. We have had a presence in Singapore since 2000, serving customers in the global energy markets. In recent years, Asia-based trading activity in our benchmark commodity and interest rate products has been rising as the region assumes a greater role in global derivatives markets. Subject to final approval by the Monetary Authority of Singapore, or MAS, our Singapore exchange and clearing house expects to trade and clear the first tranche of contracts on November 17, 2015. On October 5, 2015, ICE Clear Singapore received recognition as a third-country central counterparty clearing house in accordance with EMIR.
On October 26, 2015, we entered into a definitive agreement to acquire Interactive Data Holdings Corporation, or Interactive Data, a leading provider of financial market data, analytics and related trading solutions. The acquisition is valued at $5.2 billion, including $3.65 billion in cash and $1.55 billion in our common stock. The acquisition builds on our global market data growth strategy by expanding the markets served, adding technology platforms and increasing new data and valuation services.
Interactive Data is one of the world’s leading providers of financial data, serving the mutual fund, bank, asset management, hedge fund, securities and financial instrument processing and administration sectors. Our data business currently spans nine asset classes across the eleven exchanges and seven clearing houses we operate, including the NYSE Group and ICE Futures exchanges. We also offer benchmark and valuation services for Libor, exchange traded funds, a range of financial derivatives, and clearing house positions. The combined company will offer customers efficiencies in accessing data on an integrated platform while serving the growing demand for data, analysis, valuation and connectivity globally.
The transaction is valued at $5.2 billion, based on the 10-day volume weighted average price of our common stock on October 23, 2015. The aggregate number of our common shares offered is 6.5 million shares, and up to 2.2 million additional common shares based on a sliding scale from $179.07 to $238.76 in the event that our weighted average stock price over a specified period leading up to closing is less than $238.76.
Financial Highlights
The following summarizes our results and significant changes in our financial performance for the periods presented (dollars in millions, except per share amounts):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Total revenues, less transaction-based expenses	$2,463	$2,292	7%	$816	$745	10%
Total operating expenses	$1,131	$1,244	(9)%	$376	$415	(9)%
Adjusted operating expenses(1)	$1,001	$1,048	(5)%	$337	$344	(2)%
Operating income	$1,332	$1,048	27%	$440	$330	33%
Adjusted operating income(1)	$1,462	$1,244	18%	$479	$401	19%
Operating margin	54%	46%	8 pts	54%	44%	10 pts
Adjusted operating margin(1)	59%	54%	5 pts	59%	54%	5 pts
Other expense, net	$70	$53	32%	17	17	(1)%
Income tax expense	$340	$284	19%	$113	$90	25%
Effective tax rate	27%	29%	(2 pts)	27%	29%	(2 pts)
Net income from continuing operations attributable to ICE	$904	$682	33%	$306	$216	41%
Adjusted net income from continuing operations attributable to ICE(1)	$990	$811	22%	$323	$267	21%
Income (loss) from discontinued operations, net of tax	$—	$11	n/a	$—	$(10)	n/a
Net income attributable to ICE	$904	$693	30%	$306	$206	49%
Diluted earnings per share attributable to ICE common shareholders from continuing operations	$8.10	$5.93	37%	$2.76	$1.89	46%
Adjusted diluted earnings per share attributable to ICE common shareholders from continuing operations(1)	$8.87	$7.04	26%	$2.91	$2.34	24%
Cash flows from operating activities of continuing operations	$890	$922	(3)%

(1) The adjusted numbers in the table above are calculated by excluding items that are not reflective of our cash operations and core business performance, net of taxes, as applicable. As a result, these adjusted numbers are not calculated in accordance with GAAP. See “- Non-GAAP Financial Measures” below.

•
Total revenues, less transaction-based expenses, increased $171 million and $71 million for the nine and three months ended September 30, 2015, respectively, from the comparable periods in 2014, primarily due to increases in the data services fee revenues, listing fee revenues, Brent crude, and other oil futures and options transaction and clearing revenues. These increases were partially offset by decreases in certain interest rate futures and options transaction and clearing revenues compared to the prior year periods. See “- Revenues” below. Also offsetting the revenue increases were the impacts of a strengthening U.S. dollar on our foreign currency exchange rates (primarily for those revenues billed in pounds sterling and euros), which reduced our revenues by $45 million and $11 million for the nine and three months ended September 30, 2015, respectively, from the comparable periods in 2014. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” below for additional information on the impact of currency fluctuations.

•
Total operating expenses decreased $113 million and $39 million for the nine and three months ended September 30, 2015, respectively, from the comparable periods in 2014, primarily due to decreases in acquisition-related transaction and integration costs (related to lower NYSE integration costs) and decreases in professional services expenses (related to the reduction in professional services and contractors at NYSE). These decreases were partially offset by increases in depreciation expenses compared to the prior year periods primarily due to fixed asset additions relating to the NYSE integration and real estate expenditures relating primarily to the Atlanta and New York headquarters. See “- Operating Expenses” below. Operating expenses also decreased due to the impact of a strengthening U.S. dollar on our foreign currency exchange rates (primarily for those operating expenses incurred in pounds sterling and euros), which reduced our operating expenses by $13 million and $3 million for the nine and three months ended September 30, 2015, respectively, from the comparable periods in 2014.

•
During the nine months ended September 30, 2015, we incurred $15 million in various litigation settlements and accruals, including the ATG/ATS arbitration proceeding, which was recorded in other expense, net. Refer to note 9 to our consolidated financial statements above for additional information on the ATG/ATS arbitration proceeding.

Variability in Quarterly Comparisons
The business environments in which we operate directly affect our results of operations. Our results have been and will continue to be affected by many factors, including the level of trading activity in our markets, which during any period is significantly influenced by general market conditions; competition; our market share; our acquisition activities and the pace of industry consolidation; broad trends in the brokerage and finance industry; price levels and price volatility; the number and financial health of companies listed on our cash markets; geopolitical events; weather and disasters; real and perceived supply and demand imbalances; availability of capital; changing technology in the financial services industry; our reputation; and, legislative and regulatory changes, among other factors. In particular, in recent years, the business environment has been characterized by increasing competition among global markets for trading volumes and listings; the globalization of exchanges, customers and competitors; market participants’ demand for speed, capacity and reliability, which requires continuing investment in technology; and, increasing competition for market data revenues. Price volatility increases the need to hedge risk and creates demand among market participants for the exchange of risk. Market liquidity is one of the primary market attributes for attracting and maintaining customers and is an important indicator of a market’s strength. The maintenance and growth of our revenues could also be impacted if we face increased pressure on pricing. Changes in these and other factors could cause our revenues to fluctuate from period to period and these fluctuations may affect the reliability of period to period comparisons of our revenues and operating results. For additional information regarding the factors that affect our results of operations, see Item 1(A) "Risk Factors" included in our 2014 Form 10-K.

Revenues
Total revenues, less transaction-based expenses, exclude revenues related to discontinued operations for the nine and three months ended September 30, 2014. See "- Discontinued Operations" below. The following table presents our revenues, less transaction-based expenses, from continuing operations (dollars in millions):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Revenues:
Brent crude futures and options contracts	$199	$166	21%	$65	$62	5%
Natural gas futures and options contracts	147	141	4	46	44	2
Gasoil futures and options contracts	69	61	12	24	20	17
Other oil futures and options contracts	86	70	22	27	25	8
Power futures and options contracts	59	57	4	17	18	(2)
Emissions and other energy futures and options contracts	42	54	(21)	13	15	(7)
Sugar futures and options contracts	87	79	11	30	26	15
Other agricultural and metals futures and options contracts	76	73	4	23	22	6
Interest rates futures and options contracts	149	215	(31)	43	60	(27)
Other financial futures and options contracts	103	90	12	38	28	25
Credit default swaps	115	122	(6)	38	38	1
U.S. cash equities and equity options	1,165	1,035	13	421	343	23
Other	34	39	(10)	10	11	(10)
Transaction and clearing fees, net	2,331	2,202	6	795	712	12
Data services fees	614	502	22	209	170	24
Listing fees	303	272	11	101	92	10
Other revenues	132	113	17	46	36	27
Total revenues	3,380	3,089	9	1,151	1,010	14
Transaction-based expenses	917	797	15	335	265	27
Total revenues, less transaction-based expenses	$2,463	$2,292	7%	$816	$745	10%
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
Revenues per-contract are driven by the number of trades executed and fees charged per contract, net of certain rebates. The amount of our per-contract transaction and clearing fees will depend upon many factors, including, but not limited to, market conditions, transaction and clearing volume, pricing, applicable revenue sharing and market making agreements, product mix and new product introductions. Because transaction and clearing fees are assessed on a per-contract or notional value basis, revenues and profitability fluctuate with changes in contract volume but not to the same degree due to product mix and pricing.
The ICE Brent crude futures contract is relied upon by a broad range of global market participants, including oil producing nations and multinational companies, to price and hedge their crude oil production and consumption. Brent crude futures and options volume increased 20% and 7% for the nine and three months ended September 30, 2015, respectively, from the comparable periods in 2014, primarily due to increased volatility in oil prices following price declines and the continuing uncertainty around supply, demand and storage. Based on traded volume in our Brent and West Texas Intermediate, or WTI, crude futures contracts, we had 50% and 55% market share of the global crude futures contracts volume for the nine months ended September 30, 2015 and 2014, respectively, and 49% and 55% market share of the global crude futures contracts volume for the three months ended September 30, 2015 and 2014, respectively. While total oil volume and revenues increased during 2015, global crude market share declined due to greater volatility in WTI crude oil prices relative to Brent crude oil prices, which drove more trading by non-commercial firms in WTI.

Natural gas futures and options volume declined 2% for the nine months ended September 30, 2015 from the comparable period in 2014 and natural gas futures and options volume increased 2% for the three months ended September 30, 2015 from the comparable period in 2014; while corresponding revenues for natural gas futures and options increased 4% and 2% for the nine and three months ended September 30, 2015, respectively, from the comparable periods in 2014. The natural gas futures and options revenue growth was primarily driven by growth in European natural gas volume.
ICE Gasoil is a key refined oil products benchmark in Europe and Asia, which completed its transition to a new gasoil specification in January 2015. Gasoil futures and options volumes increased 17% and 24% for the nine and three months ended September 30, 2015, respectively, from the comparable periods in 2014, primarily due to greater price volatility associated with oil price volatility and following the transition to the low sulphur gasoil specification. Other oil revenue and volume grew due to oil price volatility and the introduction of new oil products, as well as the increased use of clearing related to regulatory requirements.
Our European emissions volumes decreased from the prior year periods primarily due to strong emissions volumes during 2014, which were driven by high price volatility resulting from regulatory developments. While our volumes and revenues declined compared to the prior year periods, our market share of the emissions futures market has remained consistent with the prior year periods.
Interest rate futures and options volume decreased 21% and 9% for the nine and three months ended September 30, 2015, respectively, from the comparable periods in 2014, primarily due to the low interest rate environment and the associated low volatility of the prevailing zero-interest rate policy in the EU.
CDS clearing revenues for ICE Clear Credit and ICE Clear Europe were $77 million and $72 million for the nine months ended September 30, 2015 and 2014, respectively, and $26 million and $23 million for the three months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014, ICE Clear Credit and ICE Clear Europe cleared $9.1 trillion and $9.6 trillion, respectively, of CDS notional value and cleared $3.1 trillion during both the three months ended September 30, 2015 and 2014. Buyside participation at ICE Clear Credit continues to grow by both U.S. and European buyside participants due to the availability of products and cost efficient margining in the United States relative to Europe.
CDS trade execution revenues at Creditex and ICE Swap Trade were $38 million and $50 million for the nine months ended September 30, 2015 and 2014, respectively, and $12 million and $15 million for the three months ended September 30, 2015 and 2014, respectively. The notional value of the underlying CDS traded was $687 billion and $793 billion for the nine months ended September 30, 2015 and 2014, respectively, and $169 billion and $230 billion for the three months ended September 30, 2015 and 2014, respectively. CDS trading remains muted due to financial reform implementation and lower volatility in corporate credit markets.
U.S. cash equities revenues and equity options revenues were $1.1 billion and $99 million for the nine months ended September 30, 2015, respectively, compared to $911 million and $124 million for the nine months ended September 30, 2014, respectively, and were $389 million and $32 million for the three months ended September 30, 2015, respectively, compared to $302 million and $41 million for the three months ended September 30, 2014, respectively. U.S. cash handled volume increased 19% and 36% for the nine and three months ended September 30, 2015, respectively, compared to the same periods in 2014, due to an increase in the total consolidated equities volume and an increase in our market share. While our U.S. equity options volume decreased for the nine and three months ended September 30, 2015 compared to the same periods in 2014 and our market share decreased in both periods, revenue per contract improved for the nine months ended September 30, 2015 compared to the same period in 2014. The equity options declines primarily relate to the restructuring of the NYSE Amex Options business and to our decision to reduce market making programs that resulted in unprofitable transactions. While revenues declined, the overall financial contribution of equity options was consistent with the prior year due to the retention of a higher percentage of profits from NYSE Amex Options driven by our repurchase of the equity in the exchange from the minority shareholders.
Our transaction and clearing fees are presented net of rebates. We recorded rebates of $571 million and $446 million for the nine months ended September 30, 2015 and 2014, respectively, and $228 million and $138 million for the three months ended September 30, 2015 and 2014, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. The level of rebates as a percentage of our total transaction and clearing fees remained relatively consistent for the nine months ended September 30, 2015 and 2014.
We have an exclusive license agreement, the License Agreement, with the Russell Investment Group, or Russell, to offer futures and options on futures contracts based on Russell’s U.S. equity indices through June 2017. In exchange for the license rights, we are required to make annual cash payments based on the annual traded contract volumes, subject to certain minimum annual royalty payments during the term of the License Agreement. In April 2015, we received notice from Russell that the trading of contracts based on certain Russell equity indices would be non-exclusive, which became effective on September 21, 2015. Russell's decision was based on the trading volume for this specific group of indices, which does not include the Russell 2000 index, being below the minimum threshold required to maintain the exclusive rights per the License Agreement. In August 2015, we received notice from

Russell that they entered into an exclusive licensing agreement with CME Group Inc. to offer futures and options on futures contracts based on the full range of Russell’s benchmark U.S. equity indices after the completion of our License Agreement in June 2017.
We have determined that the impact of the transition of the contracts is immaterial. We recognized revenue from the Russell 2000 index of $25 million and $10 million for the nine and three months ended September 30, 2015, respectively. The revenue that we recognized from the non-exclusive Russell indexes was insignificant during 2015. We recognize expenses related to the Russell License Agreement, including amortization and interest expenses. We have recorded the license rights as intangible assets, which were based on the net present value of all minimum annual royalty payments that we are required to make to Russell throughout the term of the License Agreement. As of September 30, 2015, the net assets related to the License Agreement are $33 million and are included in other intangible assets in our consolidated balance sheet, which are being amortized on a straight-line basis over their contractual life. Amortization expense related to the License Agreement was $14 million and $5 million for the nine and three months ended September 30, 2015, respectively. Because we are required to make minimum annual royalty payments to maintain the Russell license rights, we have recorded a liability based on the net present value of the total required minimum royalty payments. As of September 30, 2015, the current and non-current liabilities relating to the minimum annual royalty payments under the License Agreement are $19 million and $19 million, respectively. The difference between the present value of the minimum annual payments and the actual minimum annual payments is recorded as interest expense using the effective interest method over the term of the License Agreement. For the nine and three months ended September 30, 2015, interest expense related to the License Agreement was $2 million and $1 million, respectively.

Selected Operating Data
The following table presents trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Number of contracts traded:
Brent crude futures and options	150	125	20%	50	47	7%
Natural gas futures and options	164	167	(2)	51	50	2
Gasoil futures and options	47	40	17	16	13	24
Other oil futures and options	65	50	30	21	18	19
Power futures and options	22	21	2	7	6	9
Emissions and other energy futures and options	7	8	(16)	2	2	(3)
Sugar futures and options	34	31	11	11	9	20
Other agricultural and metals futures and options	35	33	6	11	10	18
Interest rates futures and options	264	336	(21)	81	89	(9)
Other financial futures and options	87	83	5	31	28	9
Total	875	894	(2)%	281	272	3%

Rate per contract:
Energy futures and options rate per contract	$1.32	$1.33	(1)%	$1.30	$1.35	(4)%
Agricultural and metals futures and options rate per contract	$2.36	$2.39	(1)%	$2.36	$2.52	(6)%
Interest rates and other financial futures and options rate per contract	$0.68	$0.70	(3)%	$0.68	$0.75	(9)%
The table above excludes European single stock equities in the other financial futures and options number of contracts traded and rate per contract amounts for all periods shown. The revenue associated with European single stock equities trading activity is capped and, therefore, there is very little correlation between volumes and revenue.
Open interest is the aggregate number of contracts (long or short) that clearing members hold either for their own account or on behalf of their clients. The following table presents our quarter-end open interest for our futures and options contracts (in millions, except for percentages).

	As of September 30,
	2015	2014	Change
Open interest — in millions of contracts:
Brent crude futures and options	4	3	36%
Natural gas futures and options	18	20	(12)
Gasoil futures and options	1	1	38
Other oil futures and options	5	5	8
Power futures and options	8	8	3
Emissions and other energy futures and options	3	2	9
Sugar futures and options	1	1	4
Other agricultural and metals futures and options	2	2	9
Interest rates futures and options	16	18	(10)
Other financial futures and options	5	6	(14)
Total	63	66	(4)%

The following table presents selected U.S. cash equities and equity options trading data for the nine and three months ended September 30, 2015 and 2014. All trading volume below is presented as net daily trading volume and is single counted.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2015	2014	Change	2015	2014	Change
U.S. cash equities (shares in millions):
NYSE listed (tape A) issues:
Handled volume	1,193	1,016	17%	1,272	953	33%
Matched volume	1,175	993	18%	1,255	934	34%
Total NYSE listed consolidated volume	3,628	3,268	11%	3,816	3,022	26%
Share of total matched consolidated volume	32%	30%	2 pts	33%	31%	2 pts
NYSE Arca, NYSE MKT and regional listed (tape B) issues:
Handled volume	310	235	34%	343	220	58%
Matched volume	295	222	35%	326	208	59%
Total NYSE Arca, NYSE MKT and regional listed consolidated volume	1,363	1,015	35%	1,555	919	70%
Share of total matched consolidated volume	22%	22%	—	21%	23%	(2 pts)
Nasdaq listed (tape C) issues:
Handled volume	219	200	8%	233	186	24%
Matched volume	208	184	11%	222	173	27%
Total Nasdaq listed consolidated volume	1,900	1,964	(3)%	1,967	1,761	12%
Share of total matched consolidated volume	11%	9%	2 pts	11%	10%	1 pt
Total U.S. cash handled volume	1,723	1,451	19%	1,848	1,359	36%
Total U.S. cash market share matched	24%	22%	2 pts	25%	23%	2 pts

U.S. equity options (contracts in thousands):
NYSE equity options volume	2,840	3,585	(21)%	3,250	3,450	(6)%
Total U.S. equity options volume	14,915	15,001	(1)%	16,027	14,738	(9)%
NYSE share of total U.S. equity options	19%	24%	(5 pts)	20%	23%	(3 pts)

Revenue capture or rate per contract:
U.S. cash equities revenue capture (per 100 shares)	$0.050	$0.048	4%	$0.050	$0.050	1%
U.S. equity options rate per contract	$0.165	$0.159	4%	$0.136	$0.160	(15)%

Handled volume represents the total number of shares of equity securities, ETFs and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
Data Services Fees
We generate revenues from a range of data services, including the dissemination of our market data, delivery services and data analytics to a variety of customers. In our derivatives markets, data fees primarily relate to subscription fees charged for customer and license access from data vendors and from the end users, view only data access, direct access services, terminal access, daily indexes, forward curves and other valuation services, and end of day reports. We earn market data fees relating to our cash equity and options markets, and related data and network services. Our delivery services include our colocation and SFTI (Secure Financial Transaction Infrastructure) network and provide timely, reliable and secure transmission of our data to customers. Data analytics includes a number of products such as forward curves, index and valuation services.
Our data services fee revenues increased during the nine and three months ended September 30, 2015, from the comparable periods in 2014, primarily due to the addition of new users, value capture related to expanded product offerings, and the addition of SuperDerivatives and ICE Benchmark Administration. SuperDerivatives is a data services provider that we acquired in October 2014.
Listing Fees
We recognize listing fee revenues in our securities markets from two types of fees applicable to companies listed on our U.S. cash equities exchanges - original listing fees and annual listing fees. Original listing fees consist of two components: initial listing fees and fees related to other corporate-related actions. Initial listing fees, subject to a minimum and maximum amount, are based on the number of shares that a company initially lists. Initial listing fees are recognized as revenue on a straight-line basis over estimated service periods of nine years for NYSE and five years for NYSE Arca and NYSE MKT. Annual fees are charged based on the number of outstanding shares of listed U.S. companies at the end of the prior year. Non-U.S. companies pay fees based on the number of listed securities issued or held in the United States. Annual fees are recognized as revenue on a pro rata basis over the calendar year.
In addition, other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new shares to be listed, such as stock splits, rights issues and sales of additional securities, as well as mergers and acquisitions. Other corporate action related fees are recognized as revenue on a straight-line basis over estimated service periods of six years for NYSE and three years for NYSE Arca and NYSE MKT. Unamortized balances are recorded as deferred revenue in our consolidated balance sheet.
Listing fee revenues increased for the nine and three months ended September 30, 2015, from the comparable periods in 2014, primarily due to the amortization of the original listing fees incurred since the acquisition of NYSE and due to additional annual listing fee revenue recognized due to these new customers.
Other Revenues
Other revenues related to various fees for services provided to our customers, including fees for facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, ICE Endex membership fees, agricultural grading and certification fees, regulatory penalties and fines, and interest income on certain clearing margin deposits.
Transaction-Based Expenses
Our U.S. equities and options markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. Section 31 fees collected from customers are recorded on a gross basis as a component of transaction and clearing fee revenue. These Section 31 fees are designed to recover the government's costs of supervising and regulating the securities markets and securities professionals. We, in turn, collect activity assessment fees, which are included in transaction and clearing fees in our consolidated statements of income, from member organizations clearing or settling trades on the U.S. equities and options exchanges and recognize these amounts when invoiced. The activity assessment fees are designed so that they are equal to the Section 31 fees which are included in transaction-based expenses in our consolidated statements of income. As a result, activity assessment fees and Section 31 fees do not have an impact on our net income. Activity assessment fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semi-annually and recorded as an accrued liability until paid. As of September 30, 2015, the accrued liability related to the un-remitted SEC Section 31 fees was $31 million.
We also incur liquidity payments made to cash trading customers and routing charges made to other exchanges that are included in transaction-based expenses. We incur routing charges when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our U.S. securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We record routing charges on a gross basis as a component of transaction and clearing fee revenue.

Operating Expenses
Total operating expenses exclude operating expenses related to the discontinued operations for the nine and three months ended September 30, 2014. See "- Discontinued Operations" below. The following table presents our operating expenses from continuing operations (dollars in millions):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Compensation and benefits	$445	$448	(1)%	$150	$144	4%
Technology and communication	147	135	9	49	45	8
Professional services	102	150	(32)	37	47	(22)
Rent and occupancy	45	61	(27)	14	19	(26)
Acquisition-related transaction and integration costs	34	102	(67)	8	40	(79)
Selling, general and administrative	82	104	(22)	24	37	(33)
Depreciation and amortization	276	244	13	94	83	13
Total operating expenses	$1,131	$1,244	(9)%	$376	$415	(9)%
As of September 30, 2015, we had 2,907 employees and as of September 30, 2014, we had 2,754 employees. The increase in the employee headcount was primarily due to converting contractor roles to employees at NYSE and the acquisition of SuperDerivatives during the fourth quarter of 2014, partially offset by employee terminations. Non-cash compensation expenses recognized in our consolidated financial statements for employee stock options and restricted stock were $79 million and $59 million for the nine months ended September 30, 2015 and 2014, respectively, and $32 million and $22 million for the three months ended September 30, 2015 and 2014, respectively. During the three months ended September 30, 2015, we increased our compensation accruals for our 2015 employee cash bonus and non-cash performance-based restricted shares above the target levels based on our expected 2015 financial performance as compared to our budget and financial performance targets as set by our board of directors. The increase in non-cash compensation expenses is also a result of a greater restricted stock award value in the January 2015 annual award, primarily due to the issuance of more restricted stock awards to NYSE employees than in the same period in the prior year, and due to the earlier grant date of the annual performance-based restricted stock award in 2015 as compared to 2014. Despite the net increase in employee headcount and increased non-cash compensation expenses, overall compensation and benefits expenses declined for the nine months ended September 30, 2015, from the comparable period in 2014, primarily due to NYSE executive departures.
Professional services expenses decreased for the nine and three months ended September 30, 2015, from the comparable periods in 2014, primarily due to the reduction in professional services and contractors at NYSE. We eliminated or replaced certain contractor positions with full time employees at NYSE. Professional services expenses increased for the third quarter of 2015, from the second quarter of 2015, primarily due to fees incurred for non-recurring regulatory costs at our regulated U.K. businesses.
We incurred acquisition-related transaction and integration costs during the nine and three months ended September 30, 2015 primarily relating to our integration of NYSE. We incurred acquisition-related transaction and integration costs during the nine and three months ended September 30, 2014 primarily relating to our integration of NYSE and the acquisition of Singapore Mercantile Exchange. The NYSE integration costs primarily relate to employee termination and professional services costs.
Selling, general and administrative expenses decreased for the nine and three months ended September 30, 2015, from the comparable periods in 2014, primarily due to a reduction in certain expenses related to non-income related taxes, travel-related expenses, marketing expenses and certain regulatory proceedings compared to the prior year periods.
We recorded amortization expenses on the intangible assets acquired as part of our acquisitions, as well as on the Russell License Agreement intangible assets, of $115 million and $113 million for the nine months ended September 30, 2015 and 2014, respectively, and $38 million for both the three months ended September 30, 2015 and 2014. We recorded depreciation expenses on our fixed assets of $161 million and $131 million for the nine months ended September 30, 2015 and 2014, respectively, and $56 million and $45 million for the three months ended September 30, 2015 and 2014, respectively. Depreciation expenses increased primarily due to fixed asset additions and capitalized internally developed software, including additions relating to the NYSE integration and real estate expenditures during 2014 and 2015 relating primarily to the Atlanta and New York headquarters.

Non-Operating Income (Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following tables present our non-operating income (expenses) (dollars in millions):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Other income (expense):
Interest expense	(67)	$(73)	(9)%	$(21)	$(22)	(5)%
Other income (expense), net	(3)	20	n/a	4	5	(17)
Total other expense, net	$(70)	$(53)	32%	$(17)	$(17)	(1)%
Net income from continuing operations attributable to non-controlling interest	$(18)	$(29)	(36)%	$(4)	$(7)	(34)%
In connection with our IPO of Euronext, in July 2014 we placed €969 million ($1.1 billion) in euro-denominated cash in term deposits at various banks with a maturity date of June 25, 2015 that were used to repay the NYSE EUR Notes and accrued interest on their maturity on June 30, 2015. The decrease in interest expense for the nine and three months ended September 30, 2015, from the comparable periods in 2014, is primarily due to the repayment of the $1.0 billion in NYSE EUR Notes on June 30, 2015.
We recognized dividend income received relating to our Cetip investment in other income, which was $12 million and $20 million for the nine months ended September 30, 2015 and 2014, respectively, and $2 million and $4 million for the three months ended September 30, 2015 and 2014, respectively. We recognized equity income relating to our 40% ownership in The Options Clearing Corporation, or OCC, in other income, which was $5 million and $2 million for the nine and three months ended September 30, 2015, respectively.
We recognized interest income of $5 million and $4 million for the nine months ended September 30, 2015 and 2014, respectively, and $4 million for the three months ended September 30, 2014. Interest income is recorded in other income. The increases and decreases between periods relating to our interest income was primarily due to the interest income associated with the short-term euro-denominated term deposit investments discussed above. Since the short-term euro-denominated term deposit investments were used to repay the NYSE EUR Notes on June 30, 2015, our interest income for the three months ended September 30, 2015 was insignificant.
During the nine months ended September 30, 2015, we incurred $15 million in various litigation settlements and accruals, including the ATG/ATS arbitration proceeding, which was recorded in other expense, net, including a gain of $4 million during the three months ended September 30, 2015 due to insurance recoveries from the legal settlement. Refer to note 9 to our consolidated financial statements above for additional information on the ATG/ATS arbitration proceeding.
We incurred foreign currency transaction losses of $10 million and $2 million for the nine months ended September 30, 2015 and 2014, respectively, and $3 million and $2 million for the three months ended September 30, 2015 and 2014, respectively. Foreign currency gains and losses are recorded in other income (expense) and relate to the settlement of foreign currency assets, liabilities and payables that occur through our foreign operations that are received in non-functional currencies due to the increase or decrease in the period-end foreign currency exchange rates between periods.
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests. The decrease in the net income attributable to non-controlling interest during the nine and three months ended September 30, 2015, from the comparable periods in 2014, is primarily due to a decrease in the net income relating to the NYSE AMEX Options minority ownership interest primarily due to the reduction in the minority ownership percentage.

Income Tax Provision
Consolidated income tax expense from continuing operations was $340 million and $284 million for the nine months ended September 30, 2015 and 2014, respectively, and $113 million and $90 million for the three months ended September 30, 2015 and 2014, respectively. The change in consolidated income tax expense between periods is primarily due to the change in our pre-tax income and the change in our effective tax rate each period. Our effective tax rate from continuing operations was 27% and 29% for the nine months ended September 30, 2015 and 2014, respectively, and 27% and 29% for the three months ended September 30, 2015 and 2014, respectively. The effective tax rates for the nine and three months ended September 30, 2015 and 2014 are lower than the statutory federal rate primarily due to favorable foreign income tax rate differentials, partially offset by state income taxes. Favorable foreign income tax rate differentials result from lower tax rates in the United Kingdom, the Netherlands and various other lower tax jurisdictions than compared to the tax rates in the United States. The effective tax rates for the nine and three months ended September 30, 2015 are lower than the effective tax rates for the comparable periods in 2014 primarily due to certain favorable tax law changes during the periods and agreements with various taxing authorities.
Discontinued Operations
Refer to note 12 to the consolidated financial statements in Part I, Item 1 - "Consolidated Financial Statements (Unaudited)", of this Quarterly Report on Form 10-Q, for information on our discontinued operations. Results of discontinued operations were as follows for the nine and three months ended September 30, 2014 (in millions):

	Nine Months Ended September 30, 2014	Three Months Ended September 30, 2014
Revenues:
European equity derivatives futures and options contracts	$45	$—
European cash equities	116	—
Total transaction and clearing fees, net	161	—
Data services fees	60	—
Listing fees	19	—
Other revenues	112	18
Total revenues	352	18
Transaction-based expenses	5	—
Total revenues, less transaction-based expenses	347	18
Compensation and benefits	105	5
Technology and communication	31	4
Professional services	31	1
Rent and occupancy	12	—
Acquisition-related transaction and integration costs	103	7
Selling, general and administrative	16	1
Depreciation and amortization	16	—
Total operating expenses	314	18
Operating income	33	—
Other income, net	5	—
Income tax expense	27	10
Income (loss) from discontinued operations, net of tax	$11	$(10)

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
statements of income data (in millions):

	Three Months Ended,
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014 (1)
Revenues:
Brent crude futures and options contracts	$65	$60	$74	$65	$62
Natural gas futures and options contracts	46	43	58	53	44
Gasoil futures and options contracts	24	21	24	21	20
Other oil futures and options contracts	27	26	33	29	25
Power futures and options contracts	17	21	21	20	18
Emissions and other energy futures and options contracts	13	12	17	17	15
Sugar futures and options contracts	30	30	27	16	26
Other agricultural and metals futures and options contracts	23	27	26	23	22
Interest rates futures and options contracts	43	50	56	53	60
Other financial futures and options contracts	38	32	33	38	28
Credit default swaps	38	34	43	39	38
U.S. cash equities and U.S. equity options	421	356	388	427	343
Other	10	12	12	10	11
Total transaction and clearing fees, net	795	724	812	811	712
Data services fees (2)	209	205	200	189	170
Listing fees	101	101	101	95	92
Other revenues (2)	46	43	43	37	36
Total revenues	1,151	1,073	1,156	1,132	1,010
Transaction-based expenses	335	276	306	332	265
Total revenues, less transaction-based expenses	816	797	850	800	745
Compensation and benefits	150	144	151	144	144
Technology and communication	49	47	51	53	45
Professional services	37	32	33	31	47
Rent and occupancy	14	15	16	17	19
Acquisition-related transaction and integration costs	8	7	19	27	40
Selling, general and administrative	24	29	29	39	37
Depreciation and amortization	94	93	89	89	83
Total operating expenses	376	367	388	400	415
Operating income	440	430	462	400	330
Other income (expense), net (1)	(17)	(32)	(21)	12	(17)
Income tax expense	113	109	118	118	90
Income from continuing operations	310	289	323	294	223
Loss from discontinued operations, net of tax (3)	—	—	—	—	(10)
Net income	$310	$289	$323	$294	$213
Net income attributable to non-controlling interest	(4)	(6)	(8)	(6)	(7)
Net income attributable to ICE	$306	$283	$315	$288	$206

(1) Other income (expense) for the three months ended December 31, 2014 includes $25 million in other income from our OCC equity method investment. Other income (expense) for the three months ended June 30, 2015 includes $19 million in litigation settlements and accruals. See “- Non-Operating Income (Expense)” above.
(2) We reclassified certain connectivity fees from other revenues into data services revenues for all periods presented above.
(3) The consolidated statements of income data for Euronext, Wombat, NYFIX and Metabit for the periods subsequent to the acquisition of NYSE, through their disposition, are included in income (loss) from discontinued operations, net of tax. See “- Discontinued Operations” above.
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
Consolidated cash and cash equivalents were $687 million and $652 million as of September 30, 2015 and December 31, 2014, respectively, and short-term investments were $21 million and $1.2 billion as of September 30, 2015 and December 31, 2014, respectively. We had $253 million and $379 million in long-term investments as of September 30, 2015 and December 31, 2014, respectively, and $613 million and $626 million in short-term and long-term restricted cash and investments as of September 30, 2015 and December 31, 2014, respectively. The decrease in the short-term investments was due to the use of the €969 million ($1.1 billion) in proceeds from the short-term euro-denominated term deposit investments to repay the NYSE EUR Notes upon maturity on June 30, 2015.
As of September 30, 2015, the amount of unrestricted cash held by our non-U.S. subsidiaries was $492 million. While we consider our non-U.S. earnings to be indefinitely reinvested overseas, if these cash balances are needed for our operations in the United States, any repatriation by way of dividend may be subject to both U.S. federal and state income taxes, as adjusted for any non-U.S. tax credits. However, we do not have any current needs or foreseeable plans to repatriate cash by way of dividends from our non-U.S. subsidiaries.
During the nine months ended September 30, 2015, we repurchased 2,635,974 shares of our outstanding common stock at a cost of $605 million, which was paid for through cash on hand. See Part II, Item 2 "Unregistered Sales of Equity Securities and Use of Proceeds" below for additional information regarding our stock repurchases.
Cash Flow
The following tables present the major components of net increases (decreases) in cash and cash equivalents (in millions):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in):
Operating activities from continuing operations	$890	$922
Investing activities from continuing operations	846	489
Financing activities from continuing operations	(1,692)	(1,618)
Discontinued operations	—	(114)
Effect of exchange rate changes	(9)	(2)
Net increase (decrease) in cash and cash equivalents	$35	$(323)
Operating Activities
Net cash provided by operating activities from continuing operations primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities from continuing operations are primarily attributable to increases and decreases in our net income between periods and due to fluctuations in working capital. The $32 million decrease in net cash provided by operating activities from continuing operations for the nine months ended September 30, 2015, from the comparable period in 2014, is primarily due to normal changes in operating cash flow during the year and timing of repayment of accrued expenses, including an increase of $154 million in cash paid for income taxes for the nine months ended September 30, 2015, from the comparable period in 2014.
Investing Activities
Consolidated net cash used in investing activities from continuing operations for the nine months ended September 30, 2015 and 2014 primarily relates to proceeds from the IPO and sale of Euronext and NYSE Technologies, purchases/proceeds from the term deposits and available-for-sale investments, cash paid for acquisitions, additional contribution to equity method investee, changes in the restricted cash and investment balances and increases in the capital expenditures and capitalized software development costs.
We received net cash proceeds from the IPO and sale of Euronext shares and the sale of NYSE Technologies of $2.2 billion for the nine months ended September 30, 2014. We paid cash for acquisitions, net of cash acquired, of $150 million for the nine months ended September 30, 2014 relating to the Singapore Mercantile Exchange acquisition. We paid cash of $60 million for the nine months ended September 30, 2015 relating to an additional investment in the OCC. See "- Future Capital Requirements" below.
We purchased euro-denominated term deposits of $1.3 billion during the nine months ended September 30, 2014 and we received proceeds from the euro-denominated term deposits of $1.1 billion during the nine months ended September 30, 2015 relating to the repayments of the NYSE EUR Notes. See "- Non-Operating Income (Expense)" above for a discussion of the term deposits. The decrease in the value of the euro-denominated term notes is due to the strengthening of the U.S. dollar compared to the euro during the nine months ended September 30, 2015. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” below for additional information on the impact of currency fluctuations.
We had net decreases (increases) in restricted cash and investments of $14 million and ($105 million) for the nine months ended September 30, 2015 and 2014, respectively. The net restricted cash increases in 2014 primarily related to a contribution to the ICE Clear U.S. guaranty fund in connection with ICE Clear U.S.’s status as a Qualified Central Counterparty and increases in the regulatory capital of ICE Clear Europe and LIFFE Administration and Management, or Liffe, due to additional costs incurred at both of these companies due to growth of these businesses.
We had capital expenditures of $125 million and $105 million for the nine months ended September 30, 2015 and 2014, respectively, and we had capitalized software development expenditures of $67 million and $56 million for the nine months ended September 30, 2015 and 2014, respectively. The capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platforms and clearing houses and leasehold improvements associated with the new and renovated office spaces in Atlanta, New York and London. The software development expenditures primarily relate to the continued development and expansion of our electronic trading platforms and clearing houses.
Financing Activities
Consolidated net cash used in financing activities from continuing operations for the nine months ended September 30, 2015 primarily relates to $681 million in net repayments under our debt facilities and commercial paper, $605 million in repurchases of common stock, $242 million in dividend and dividend equivalent payments to our shareholders, $128 million for the purchase of subsidiary shares from non-controlling interest holders (for the purchase of the NYSE Amex Options shares) and $42 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises.
Consolidated net cash used in financing activities for the nine months ended September 30, 2014 primarily relates to $768 million in net repayments under our debt facilities and commercial paper, $448 million in repurchases of common stock, $225 million in dividend and dividend equivalent payments to our shareholders, $129 million for the purchase of subsidiary shares from non-controlling interest holders (for the purchase of the NYSE Amex Options shares) and $39 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises.
Discontinued Operations
Consolidated net cash provided by (used in) operating activities, investing activities and financing activities from discontinued operations was $51 million, ($504 million) and $339 million, respectively, for the nine months ended September 30, 2014. The $504 million in net cash used in investing activities primarily relates to $220 million of cash distributed from Euronext to us as part of the separation of Euronext from our remaining businesses and $262 million in cash retained by Euronext and removed from our balance sheet in the de-consolidation. The $339 million in net cash provided by financing activities relates to cash proceeds received from the issuance of debt by Euronext just prior to the IPO.
Debt
Our total debt, including short-term and long-term debt, consisted of the following as of September 30, 2015 and December 31, 2014 (in millions):

	As of September 30, 2015	As of December 31, 2014
Debt:
Commercial Paper	$1,253	$905
NYSE EUR Notes (5.375% senior unsecured notes due June 30, 2015)	—	1,137
Short-term debt	1,253	2,042
NYSE USD Notes (2.00% senior unsecured notes due October 5, 2017)	853	853
2018 Senior Notes (2.50% senior unsecured notes due October 15, 2018)	600	600
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	794	794
Long-term debt	2,247	2,247
Total debt	$3,500	$4,289
Refer to note 5 to the consolidated financial statements in Part I, Item 1 - "Consolidated Financial Statements (Unaudited)" above for additional information on our outstanding debt and debt facilities.

Committed Repo
To provide a tool to liquidate margin and guaranty fund deposits held in the form of high quality sovereign debt, ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. have entered into Committed Repurchase Agreement Facilities, or Committed Repo. As of September 30, 2015, ICE Clear Europe had $1 billion in Committed Repo, ICE Clear Credit had $400 million and ICE Clear U.S. had $250 million in Committed Repo. The ICE Clear Europe Committed Repo is available in U.S. dollars, euro and pound sterling, the ICE Clear Credit Committed Repo is available in U.S. dollars and euro and the ICE Clear U.S. Committed Repo is available in U.S. dollars.
The Committed Repo arrangements provide these three clearing houses with an additional liquidity tool that may be utilized in the event there is a need to convert high quality sovereign debt into cash on a same-day basis during a market disruption that makes it difficult to sell and settle such sovereign debt on a same-day basis.
Future Capital Requirements
Our future capital requirements will depend on many factors, including the rate of our trading and clearing volume growth, strategic plans and acquisitions, available sources for financing activities, required technology and clearing initiatives, regulatory requirements, the timing and introduction of new products and enhancements to existing products, the geographic mix of our business, and the continuing market acceptance of our electronic trading and clearing platforms. We currently expect to make aggregate operational capital expenditures and to incur capitalized software development costs ranging between $165 million and $175 million for the year ended December 31, 2015, which we believe will support the enhancement of our technology and the continued expansion of our businesses. In addition, we currently expect between $70 million and $80 million in real estate capital expenditures during 2015, on leasehold improvement expenditures primarily associated with our Atlanta and New York headquarters.
Our board of directors has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be determined quarterly by the board of directors or audit committee of the board of directors taking into account such factors as our evolving business model, prevailing business conditions and our financial results and capital requirements, without a predetermined annual net income payout ratio. During the third quarter of 2015, we paid a quarterly dividend of $0.75 per share of our common stock for an aggregate payout of $83 million, which includes the payment of dividend equivalents. On November 3, 2015, we announced a $0.75 per share dividend for the fourth quarter of 2015 with the dividend payable on December 31, 2015 to shareholders of record as of December 16, 2015.
As of September 30, 2015, we had $3.5 billion in outstanding debt. We currently have $3.0 billion available for borrowing under our 2014 Credit Facility. After factoring in the $1.3 billion currently required to backstop our Commercial Paper Program and the $303 million currently reserved for our clearing houses, $1.4 billion of our 2014 Credit Facility is currently available for general corporate purposes. The 2014 Credit Facility and our Commercial Paper Program are currently the only significant agreements or arrangements that we have with third parties for liquidity and capital resources. In the event of any strategic acquisitions, mergers or investments, or if we are required to raise capital for any reason or desire to return capital to our stockholders, we may incur additional debt, issue additional equity to raise the necessary funds, repurchase additional shares of our common stock or pay a dividend. However, we cannot provide assurance that such financing or transactions will be available or successful, or that the terms of such financing or transactions will be favorable to us.
We own ICE Futures Europe and Liffe, both of which operate as U.K. Recognized Investment Exchanges. As U.K. Recognized Investment Exchanges, ICE Futures Europe and Liffe are required by the Financial Conduct Authority in the United Kingdom to restrict the use of the equivalent of six months of operating expenditures, subject to certain deductions, in cash or cash equivalents or investments at all times. As of September 30, 2015, the regulatory capital for ICE Futures Europe and Liffe was $57 million and $108 million, respectively. Such amounts are reflected as short-term restricted cash and investments in the consolidated balance sheet as of September 30, 2015. In November 2014, we completed the transition of Liffe’s contracts to ICE Futures Europe. While Liffe still has a regulated status as of September 30, 2015, we have applied for a de-recognition order, which will result in the release of the $108 million in regulatory capital and an increase in our cash and cash equivalents when approved.
As a U.K. Recognized Clearing House, ICE Clear Europe is required by the Bank of England in the United Kingdom to restrict the use of the equivalent of six months of operating expenditures, subject to certain deductions, in cash or cash equivalents or investments at all times. As of September 30, 2015, this amount for ICE Clear Europe was $87 million and is reflected as short-term restricted cash and investments in the consolidated balance sheet. When EMIR becomes effective, which is currently anticipated before the end of 2015, the Bank of England restricted cash capital requirements for ICE Clear Europe will be superseded by the EMIR capital requirements, which would require an increase in the liquid regulatory capital requirements of $187 million. The regulatory capital increase will be satisfied by way of additional restricted cash through our cash on hand.
We own a 40% interest in OCC through a direct investment by NYSE. OCC adopted a new capital plan during the first quarter of 2015, which raised $150 million in equity capital from OCC's shareholders, including $60 million contributed by us. In addition, under the OCC capital plan, the OCC shareholders will contribute up to $200 million in additional equity capital if certain capital thresholds are breached, including up to $80 million to be contributed by us. See note 11 to the consolidated financial statements in Part I, Item 1 - "Consolidated Financial Statements (Unaudited)", above for additional information on the OCC capital plan.
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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Total revenues, less transaction-based expenses	$2,463	$2,292	$816	$745
Total operating expenses	1,131	1,244	376	415
Less: NYSE transaction and integration costs and banker success fees	31	98	6	38
Less: Amortization of acquisition-related intangibles	99	98	33	33
Adjusted total operating expenses	$1,001	$1,048	$337	$344
Operating income	$1,332	$1,048	$440	$330
Adjusted operating income	$1,462	$1,244	$479	$401
Operating margin	54%	46%	54%	44%
Adjusted operating margin	59%	54%	59%	54%

Income from continuing operations	$922	$711	$310	$223
Add: NYSE transaction and integration costs and banker success fees	31	98	6	38
Add: Amortization of acquisition-related intangibles	99	98	33	33
Add/(Less): Litigation settlements and accruals, net of insurance proceeds	15	—	(4)	—
Less: Income tax effect for the above items	(52)	(70)	(18)	(25)
Less: Other tax adjustments	(7)	3	—	5
Less: Net income from continuing operations attributable to non-controlling interest	(18)	(29)	(4)	(7)
Adjusted net income attributable to ICE common shareholders from continuing operations	$990	$811	$323	$267

Basic earnings per share attributable to ICE common shareholders from continuing operations	$8.13	$5.96	$2.77	$1.90
Diluted earnings per share attributable to ICE common shareholders from continuing operations	$8.10	$5.93	$2.76	$1.89

Adjusted basic earnings per share attributable to ICE common shareholders from continuing operations	$8.91	$7.07	$2.93	$2.35
Adjusted diluted earnings per share attributable to ICE common shareholders from continuing operations	$8.87	$7.04	$2.91	$2.34

Basic weighted average common shares outstanding	111	115	110	114
Diluted weighted average common shares outstanding	112	115	111	114
Acquisition-related transaction costs are included as part of our core business expenses, except for those that are directly related to the announcement, closing, financing or termination of a transaction. However, the acquisition-related transaction and integration costs relating to NYSE are included in non-GAAP adjustments given the size of the acquisition. In addition, we include as an adjustment the banker success fee relating to the acquisition of ICE Clear Singapore during the nine months ended September 30, 2014. Amortization of acquisition-related intangibles are included in non-GAAP adjustments as excluding these non-cash expenses provides greater clarity regarding our financial strength and stability of cash operating results. Also, included in non-GAAP adjustments are litigation settlements and accruals, and the related insurance recoveries, incurred during the nine and three months ended September 30, 2015. See “- Non-Operating Income (Expense)” above. The income tax effects relating to these items above are included in non-GAAP adjustments, as well as other tax adjustments. Other tax adjustments include deferred tax adjustments on acquisition related intangibles and other tax effects relating to certain foreign tax law changes.
Contractual Obligations and Commercial Commitments
In the third quarter of 2015, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
New and Recently Adopted Accounting Pronouncements
Refer to note 2 to our consolidated financial statements above for information on the new and recently adopted accounting pronouncements that are applicable to us.
Critical Accounting Policies and Estimates
In the third quarter of 2015, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K.

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
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term investments, short-term and long-term restricted cash and investments, and indebtedness. As of September 30, 2015 and December 31, 2014, our cash and cash equivalents, short-term investments and short-term and long-term restricted cash and investments were $1.3 billion and $2.5 billion, respectively, of which $372 million and $1.5 billion, respectively, were denominated in pounds sterling, euros or Canadian dollars. Of the $1.5 billion as of December 31, 2014, €969 million ($1.2 billion) represented euro-denominated cash that was placed in term deposits at various banks with a maturity date of June 25, 2015 that were used to repay the NYSE EUR Notes on maturity at June 30, 2015. The decrease in the balances above as of September 30, 2015 was due to the use of the short-term euro-denominated term deposit investments to repay the NYSE EUR Notes upon their maturity. The remaining cash and cash equivalents, short-term investments and short-term and long-term restricted cash and investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical decrease in long-term interest rates to zero basis points would decrease annual pre-tax earnings by $1 million as of September 30, 2015, assuming no change in the amount or composition of our cash and cash equivalents, short-term investments and short-term and long-term restricted cash and investments.
Our investment in Cetip, which is recorded as an available-for-sale, long-term investment and is recorded and held in Brazilian reais, was valued at $253 million as of September 30, 2015, including an accumulated unrealized loss of $71 million. Changes in the fair value of the Cetip investment are reflected in accumulated other comprehensive income and do not impact earnings, except to the extent that unrealized losses are deemed to be other than temporary. As of June 30, 2015, we had an accumulated unrealized gain of $16 million and the $87 million reduction in the value during the third quarter of 2015 was primarily due to foreign currency translation losses relating to the decrease in value of the Brazilian real relative to the U.S. dollar. As such, we concluded that the decline is the value of the investment in Cetip was not other than temporary.
As of September 30, 2015, we had $3.5 billion in outstanding debt, of which $1.4 billion relates to the Senior Notes and $853 million relates to the NYSE Notes, both of which bear interest at fixed interest rates. The remaining amount outstanding of $1.3 billion relates to our Commercial Paper Program, which bears interest at fluctuating rates and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates relating to the amounts outstanding under our Commercial Paper Program as of September 30, 2015 would decrease annual pre-tax earnings by $13 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity. The interest rates on our Commercial Paper Program are currently evaluated based upon current maturities and market conditions.
Foreign Currency Exchange Rate Risk
As an international business, we are subject to foreign currency exchange rate risk. We may experience gains or losses from foreign currency transactions in the future given that a significant part of our assets, liabilities, revenues and expenses are recorded in euros or pounds sterling. Certain assets, liabilities, revenues and expenses of foreign subsidiaries are denominated in the local functional currency of such subsidiaries. Our exposure to foreign denominated earnings for the nine and three months ended September 30, 2015 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Nine Months Ended September 30, 2015		Three Months Ended September 30, 2015
	Pound Sterling	Euro	Pound Sterling	Euro
Average exchange rate to the U.S. dollar in the current year period	$1.5326	$1.1165	$1.5508	$1.1124
Average exchange rate to the U.S. dollar in the same period in the prior year	$1.6694	$1.3567	$1.6712	$1.3276
Average exchange rate decrease	(8)%	(18)%	(7)%	(16)%
Foreign denominated percentage of:
Revenues, less transaction-based expenses	10%	4%	8%	3%
Operating expenses	9%	2%	8%	2%
Operating income	11%	6%	8%	5%
Impact of the currency fluctuations (1) on:
Revenues, less transaction-based expenses	$(22)	$(23)	$(5)	$(6)
Operating expenses	$(9)	$(4)	$(2)	$(1)
Operating income	$(13)	$(18)	$(3)	$(4)

(1) Represents the impact of currency fluctuation for the nine and three months ended September 30, 2015 compared to the same periods in the prior year.
We have a significant part of our assets, liabilities, revenues and expenses recorded in pounds sterling or euros. For the nine and three months ended September 30, 2015, 14% and 12%, respectively, of our consolidated revenues, less transaction-based expenses, were denominated in pounds sterling or euros and 11% and 10%, respectively, of our consolidated expenses were denominated in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.
We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We had foreign currency transaction losses of $10 million and $2 million for the nine months ended September 30, 2015 and 2014, respectively, and $3 million and $2 million for the three months ended September 30, 2015 and 2014, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar, which strengthened. A 10% adverse change in the underlying foreign currency exchange rates as of September 30, 2015 would result in a foreign currency transaction loss of $7 million, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity.
We entered into foreign currency hedging transactions during the nine and three months ended September 30, 2015 and 2014 as economic hedges to hedge a portion of our foreign currency transaction exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure.
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

	As of September 30, 2015
	Position in pounds sterling	Position in euros
Assets	£609	€236
of which goodwill represents	269	43
Liabilities	109	89
Net currency position	£500	€147
Impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$76	$16
As of September 30, 2015 and December 31, 2014, the portion of our equity attributable to accumulated other comprehensive income (loss) from foreign currency translation was ($4 million) and $13 million, respectively. As of September 30, 2015, we had net exposure of pounds sterling and euro of £500 million ($757 million) and €147 million ($164 million), respectively. Based on these September 30, 2015 net currency positions, a hypothetical 10% decrease of pound sterling against U.S. dollar would negatively impact our equity by $76 million and a hypothetical 10% decrease of euro against U.S. dollar would negatively impact our equity by $16 million. For the nine and three months ended September 30, 2015, currency exchange rate differences had a negative impact of $17 million and $36 million, respectively, on our consolidated equity.
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
Our clearing houses hold material amounts of clearing member cash deposits which are invested primarily to provide security of capital, but also which may generate interest income for our clearing members. Refer to note 8 to our consolidated financial statements above for more information on the clearing houses cash deposits, which were $46.3 billion as of September 30, 2015. For a summary of the risks associated with this investment activity and how these risks are mitigated, see Part II, Item 7(A) “Quantitative and Qualitative Disclosures About Market Risk” in our 2014 Form 10-K.
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
(a)  Evaluation of Disclosure Controls and Procedures.    As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.
(b)  Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As a result, no corrective actions were taken.

PART II. Other Information

ITEM 1.    LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that arise in the ordinary course of business. Typically, we do not believe that the resolution of ordinary course matters will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to the legal proceedings and claims. See note 9 to the consolidated financial statements in Part I, Item 1 - Consolidated Financial Statements (Unaudited) above for a summary of our legal proceedings and claims.

ITEM  1(A).     RISK FACTORS

In the third quarter of 2015, there were no significant new risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” in our 2014 Form 10-K. In addition to the other information set forth in this Quarterly Report, including the regulatory update information of Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the factors discussed under “Risk Factors” in our 2014 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The table below sets forth the information with respect to purchases made by or on behalf of Intercontinental Exchange, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 30, 2015.

Period (2015)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)(1)
July 1 - July 31	310,635	$228.36	5,286,958	$327
August 1 - August 31	286,700	$235.43	5,573,658	$259
September 1 - September 30	293,800	$230.45	5,867,458	$191
Total	891,135	$231.37	5,867,458	$191

(1)
In September 2014, we entered into a Rule 10b5-1 trading plan as authorized by our board of directors permitting open market repurchases of our common stock based on certain parameters described in the trading plan. The trading plan expires at the end of December 2015 and we intend to review our future stock repurchase plans with our board of directors during our annual budget review in December 2015. During the nine months ended September 30, 2015, we repurchased 2,635,974 shares of our outstanding common stock under the Rule 10b5-1 trading plan at a cost of $605 million. As of September 30, 2015, the remaining board authorization permits repurchases of up to $191 million of our common stock with no fixed expiration date. We expect to fund any remaining repurchases with a combination of cash on hand, future cash flows and by borrowing under our credit facilities and in connection with our Commercial Paper Program. The timing and extent of any future repurchases that are not made pursuant to the Rule 10b5-1 trading plan will be at our discretion and will depend upon market conditions, the amount authorized by our board of directors, our stock price, our target debt ratio and corporate debt rating, and our strategic growth initiatives at that time. We may discontinue the stock repurchases at any time and may terminate the current Rule 10b5-1 trading plan or enter into a new Rule 10b5-1 trading plan in the future. In addition, our board of directors may increase or decrease the amount of capacity we have for repurchases from time to time.

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
The following materials from Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Income (Loss) and Redeemable Non-Controlling Interest (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*
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

Intercontinental Exchange, Inc. (Registrant)

Date: October 28, 2015	By:	/s/ Scott A. Hill
Scott A. Hill
Chief Financial Officer
(Principal Financial Officer)