Form 10-K
period 2015-12-31
Intercontinental Exchange, Inc.
filed 2016-02-04
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☐   No  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K.   ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $24,399,732,198. As of February 2, 2016, the number of shares of the registrant’s Common Stock outstanding was 118,887,696 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year to which this report relates.

Intercontinental Exchange, Inc.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2015

PART I
We are a leading global operator of regulated exchanges, clearing houses and listings venues, and a provider of data services for commodity and financial markets. We were previously known as IntercontinentalExchange Group, Inc. and changed our name to Intercontinental Exchange, Inc., a Delaware corporation, on June 2, 2014. We were organized on March 6, 2013 as a direct, wholly-owned subsidiary of Intercontinental Exchange Holdings, Inc. (formerly known as IntercontinentalExchange, Inc.) for the purpose of effecting our acquisition of NYSE Holdings LLC (formerly known as NYSE Euronext Holdings LLC), or NYSE, which occurred on November 13, 2013. Upon the completion of the acquisition, Intercontinental Exchange Holdings, Inc. and NYSE each became our wholly-owned subsidiaries. The NYSE acquisition was treated as a purchase business combination for accounting purposes, with Intercontinental Exchange, Inc. designated as the acquirer. As such, the historical financial statements of IntercontinentalExchange, Inc. have become the historical financial statements of Intercontinental Exchange, Inc. IntercontinentalExchange, Inc., our predecessor entity, was established in May 2000.
In this Annual Report on Form 10-K, or Annual Report, and unless otherwise indicated, the terms “Intercontinental Exchange”, “ICE”, “we”, “us”, “our”, “our company”, and “our business” refer to Intercontinental Exchange, Inc. together with its consolidated subsidiaries. References to ICE products mean products listed on one or more of our markets.
The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. Due to rounding, figures in tables may not sum exactly. All references to “options” or “options contracts” in the context of our futures products refer to options on futures contracts.
Forward-Looking Statements
This Annual Report, including the sections entitled “Business”, “Legal Proceedings,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements that are based on our beliefs and assumptions and information currently available to us. You can identify these statements by terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the antonyms of these terms or other comparable terminology.
Forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance, cash flows, financial position or achievements to differ materially from those expressed or implied by these statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Accordingly, we caution you not to place undue reliance on any forward-looking statements we may make.
Forward-looking statements and other factors that may affect our performance include, but are not limited to, those listed below:

•	conditions in global financial markets and domestic and international economic conditions;

•	volatility in commodity prices, equity prices, and price volatility of financial benchmarks and instruments such as interest rates, credit spreads, equity indices and foreign exchange rates;

•	the business environment in which we operate and trends in our industry, including trading volumes, clearing, data services, fees, changing regulations, competition and consolidation;

•	continued high renewal rates of subscription-based data revenues;

•
the impact of the introduction of or any changes in laws, regulations, rules or government policy with respect to financial markets, increased regulatory scrutiny or enforcement actions and our ability to comply with these requirements;

•	our ability to identify and effectively pursue, implement and integrate acquisitions and strategic alliances;

•	our ability to continue to realize the synergies and benefits of our acquisitions within the expected time frame, and to integrate acquired operations with our business;

•	the success of our clearing houses and our ability to minimize the risks associated with operating clearing houses in multiple jurisdictions;

•	the resilience of our electronic platforms and soundness of our business continuity and disaster recovery plans;

•
the performance and reliability of our other technologies and those of third party service providers, including our ability to keep pace with technological developments and ensure that the technology we utilize is not vulnerable to security risks or other disruptive events;

•	the accuracy of our cost and other financial estimates and our belief that cash flows from operations will be sufficient to service our debt and fund our operational and capital expenditure needs;

•	our ability to identify trends and adjust our business to benefit from such trends;

•
our ability to maintain existing market participants and attract new ones, and to offer additional products and services, leverage our risk management capabilities and enhance our technology in a timely and cost-effective fashion;

•	our ability to attract and retain key talent;

•	our ability to protect our intellectual property rights and to operate our business without violating the intellectual property rights of others; and

•	potential adverse results of threatened or pending litigation and regulatory actions and proceedings.
These risks and other factors include, among others, those set forth in Item 1(A) under the caption “Risk Factors” and elsewhere in this Annual Report, as well as in other filings we make with the Securities and Exchange Commission, or SEC. Due to the uncertain nature of these factors, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any of these statements to reflect events or circumstances occurring after the date of this Annual Report. New factors may emerge and it is not possible to predict all factors that may affect our business and prospects.

ITEM 1.    BUSINESS
Our Business
We are a leading global operator of regulated exchanges, clearing houses and listings venues, and a provider of data services for commodity and financial markets. We operate regulated marketplaces for trading and clearing a broad array of derivatives and securities contracts across major asset classes, including energy and agricultural commodities, interest rates, equities, equity derivatives, credit derivatives, bonds and currencies. We support customers from end-to-end; from pre-trade to execution, clearing, data services and technology. With global markets, data and clearing services, we are strategically located where our customers do business around the world.
Our exchanges include futures exchanges in the United States, or U.S., United Kingdom, or U.K., continental Europe, Canada and Singapore and cash equities exchanges and equity options exchanges in the U.S. We operate over-the-counter, or OTC, markets for physical energy and credit default swaps, or CDS. We operate central counterparty clearing houses serving the global derivatives markets in the U.S., U.K., continental Europe, Canada and Singapore. In addition, we offer a range of data and connectivity services to our global financial and commodity markets and clearing houses. Following our December 2015 acquisition of Interactive Data Holdings Corporation, or Interactive Data, our suite of data products includes an expanded range of fixed income pricing and reference data, analytics and trading service offerings. Through our trading, clearing, listings, data services and post-trade platforms, we bring together buyers and sellers by offering liquid markets, benchmark products, access to capital markets, information, and a range of related services to support market participants’ investing, risk management and capital raising activities.
Our business is currently conducted as a single reportable business segment and the majority of our identifiable assets are located in the U.S. and the U.K., and to a lesser extent, continental Europe, Asia, Israel and Canada. For a summary of our revenues, net assets and net property and equipment by geographic region, see note 18 to our consolidated financial statements included in this Annual Report.
Derivatives Exchanges
Our derivatives markets provide a means for trading and managing risks associated with price volatility, securing physical delivery of certain commodities, as well as enabling investment, asset allocation and diversification. The majority of our commodity contract volume is settled based upon the difference between the contract price and the value of the underlying commodity at contract expiry rather than through physical delivery of the commodity or financial instrument itself (commonly referred to as cash or financially-settled). Our futures contracts are cleared through one of our central clearing houses.
We conduct our derivatives business through the following regulated exchanges:

•
ICE Futures Europe is a leading exchange for futures and options contracts based on energy and agricultural commodities, interest rates, equity derivatives and emissions. Its members and market participants include many of the world’s largest financial institutions, investment fund asset managers, energy companies, commercial energy consumers and other end users. ICE Clear Europe clears contracts traded on ICE Futures Europe.

•
ICE Futures U.S. is a leading global futures and options exchange that lists futures and options for agricultural and energy commodities, equity indices, currencies, credit and precious metals. ICE Clear Europe clears the energy contracts traded on ICE Futures U.S. and ICE Clear U.S. clears all other contracts traded on ICE Futures U.S.

•
ICE Futures Canada is Canada’s leading agricultural futures and options exchange. It offers futures and options contracts on canola, milling wheat, durum wheat and barley. ICE Clear Canada clears contracts traded on ICE Futures Canada.

•
ICE Endex is a leading continental European energy exchange providing regulated markets for natural gas and power derivatives, gas balancing markets and gas storage services and is based in Amsterdam, the Netherlands. We own a majority stake of ICE Endex, with NV Netherlands Gasunie, or Gasunie, holding a minority stake. ICE Clear Europe provides clearing for ICE Endex.

•
ICE Futures Singapore, formerly Singapore Mercantile Exchange, launched in November 2015 and operates futures markets in Singapore across energy, gold and foreign exchange commodities. ICE Clear Singapore provides clearing for ICE Futures Singapore.

•
NYSE Amex Options is a U.S. equity options exchange that offers order execution through a hybrid model (both electronic and via open outcry on our trading floor adjoining the New York Stock Exchange) in approximately 2,800 options issues. In June 2015, we purchased the remaining 16% of shares outstanding from external investors and now own 100% of NYSE Amex Options.

•
NYSE Arca Options is also a U.S. equity options exchange that offers order execution through a hybrid model, with both electronic trading and trading via our trading floor in San Francisco. NYSE Arca Options offers trading in approximately 2,900 options issues.

OTC Markets
Our OTC markets include both regulated and unregulated platforms for the execution of cleared and bilateral, or non-cleared, CDS instruments and bilateral energy contracts. ICE Swap Trade, Creditex Group and its subsidiaries (collectively, "Creditex") and Creditex Brokerage provide trade execution in our CDS business and are authorized and regulated by the Commodity Futures Trading Commission, or CFTC. We list financially settled bilateral energy contracts on ICE Swap Trade and offer electronic trading on our physically settled North American natural gas, power, and global crude and refined oil products.
Clearing Houses
We operate clearing houses, each of which acts as a central counterparty (meaning we become the buyer to every seller and the seller to every buyer). The clearing houses provide financial security for each transaction for the duration of the position by limiting counterparty credit risk. Our clearing houses are responsible for providing clearing services to each of our futures exchanges and certain of our clearing houses clear contracts traded outside of our execution venues. Our clearing houses are:

•
ICE Clear Europe clears ICE Futures Europe and ICE Endex futures contracts for interest rates, equity indices, energy and agriculture products, as well as energy futures contracts made available for trading at ICE Futures U.S. ICE Clear Europe also clears OTC European CDS instruments;

•	ICE Clear U.S. clears ICE Futures U.S. soft commodity, currency, metals, credit and domestic and global equity index futures contracts;

•	ICE Clear Credit clears North American, European and Emerging Market CDS instruments;

•	ICE Clear Canada clears ICE Futures Canada agricultural futures contracts;

•	ICE Clear Netherlands clears Dutch equity options; and

•	ICE Clear Singapore clears ICE Futures Singapore mini commodity contracts and foreign exchange, or FX.
We previously operated another clearing house, The Clearing Corporation, or TCC. TCC provided clearing services for ICE Futures U.S., which included mini-sized, financially settled versions of current ICE Futures U.S. contracts. TCC has ceased clearing contracts and its last clearing activity occurred on February 2, 2015. As a result of such inactivity, pursuant to CFTC regulations, TCC became a dormant derivatives clearing organization, or DCO, on February 3, 2016.
Securities Trading and Listings
We operate three securities exchanges for the trading of cash equities, including exchange traded products, or ETPs, fixed income securities and securities options. One of the primary functions of these markets is to ensure that orders to purchase and sell securities are executed in a fair, orderly and efficient manner. In addition, through our listings operations, we offer corporate and ETP issuers access to the U.S. capital markets.
We conduct our securities trading and listings business through the following exchanges and marketplaces:

•
The New York Stock Exchange is a leading global cash equity exchange. It is the leading equity exchange for initial public offerings, or IPOs, globally, and enables companies seeking to raise capital to become publicly listed through the IPO process upon meeting exchange listing standards. In addition to common stocks, preferred stocks and warrants, the New York Stock Exchange, or NYSE lists structured products, such as capital securities and mandatory convertible securities.

•
NYSE MKT, formerly NYSE Amex and prior to that the American Stock Exchange, became part of NYSE Group, Inc., or NYSE Group, in 2008. It is our U.S. listing venue for emerging growth companies. NYSE MKT supports growth companies which benefit from a fully integrated trading platform that uses a model similar to the New York Stock Exchange. NYSE MKT provides a listing venue for a broader range of companies than are qualified for listing on the New York Stock Exchange. NYSE MKT also lists and trades securities options.

•
NYSE Arca offers listing and trading of more than 8,000 listed securities, including listings on the New York Stock Exchange, Nasdaq, Inc. and BATS Global Markets, Inc., or BATS. NYSE Arca is the leading listing and trading platform for ETPs, which include exchange traded funds, or ETFs and exchange traded notes. NYSE Arca also lists and trades securities options.

Data Services
Our data business currently spans nine asset classes across the eleven exchanges and six clearing houses we operate, including the NYSE Group and ICE Futures exchanges. We offer data services across all of our markets, including data services that compile, analyze and distribute data across non-exchange traded markets. The diversity and quality of our market data together with technology and connectivity, support market liquidity and price discovery. Our primary data service fees include the provision of real-time information relating to price, transaction and order data of the instruments traded on our exchanges. We also receive fees from Secured Financial Transaction Infrastructure, or SFTI, a physical network that connects our markets and other market centers to consolidated data feeds, as well as fees from analytical and valuation services. We also offer pricing and valuation services for benchmarks, ETFs and a range of financial derivatives and clearing house positions. Specifically, we administer the LIBOR, Gold Price and ICE Swap Rate (formerly known as ISDAFIX) benchmarks through ICE Benchmark Administration, or IBA.
On December 11, 2015, we completed our acquisition of Trayport and on December 14, 2015, we completed our acquisition of Interactive Data. Trayport is a software company that licenses its technology to serve exchanges, OTC brokers and traders to facilitate electronic and hybrid trade execution primarily in the energy markets. This acquisition enables us to provide new technology and software-related services to our energy customers. Interactive Data is a leading provider of financial market data, analytics and related trading solutions, and strengthens our ability to meet global demand for financial data and analysis.
We intend to continue to expand our data offerings across our asset classes, exchanges and clearing houses in order to better serve the needs of our customers. For additional information about our current data service offerings, see "Our Products and Services" below.
History
Intercontinental Exchange, Inc., through its predecessor companies, was established in May 2000. Our mission was to serve the OTC energy markets by providing a transparent, accessible, around-the-clock electronic trading platform to a previously fragmented and opaque market structure. Through the ICE platform, we offered the energy trading community price transparency, efficiency, liquidity and lower transaction costs than were available through traditional methods of trade execution, such as voice brokered or open outcry futures markets.
In June 2001, we expanded into the futures markets by acquiring ICE Futures Europe, formerly the International Petroleum Exchange of London. In 2002, we were first to develop cleared OTC energy products for the industry. In addition, ICE Data was formed in 2002 to meet the demand for market data in the energy markets. We launched ICE Clear Europe in November 2008
In November 2005, we completed our IPO on the New York Stock Exchange under the ticker symbol “ICE” and have since become a member of the Russell 1000 and the S&P 500 indexes.
In January 2007, we acquired ICE Futures U.S., formerly the New York Board of Trade. Following the introduction of electronic futures trading in 2007, ICE Futures U.S. transitioned from a fully floor-based futures exchange to an electronic futures exchange. In August 2007, we acquired ICE Futures Canada, formerly the Winnipeg Commodity Exchange, which is the largest canola futures market.
In August 2008, we acquired Creditex, a leading interdealer broker for the execution and processing of credit derivatives. We launched ICE Clear Credit in March 2009. In July 2010, we acquired Climate Exchange plc, or CLE, an operator of environmental markets in the U.S. and Europe.
In March 2013, we acquired 79% of the derivatives and spot business of the energy exchange ICE Endex, formerly APX-ENDEX. The trade execution and clearing of ICE Endex derivatives products have transitioned to our trading platform and to ICE Clear Europe.
In November 2013, we acquired NYSE. This transaction added new asset classes and products to our portfolio including interest rates, commodities, equity derivatives, equity options, cash equities and the license to administer LIBOR.
In February 2014, we acquired ICE Futures Singapore and ICE Clear Singapore, formerly the Singapore Mercantile Exchange and Singapore Mercantile Exchange Clearing Corporation. In December 2014, we acquired a seventy-five percent ownership stake in ICE Clear Netherlands, formerly Holland Clearing House, a derivatives clearing house based in Amsterdam that clears Dutch equity options. The acquisitions added a continental European and an Asian footprint to our global network of markets and clearing houses.
In October 2014, we acquired SuperDerivatives and in December 2015, we acquired Interactive Data, both leading global providers of financial market data, analytics and related solutions. Also in December 2015, we acquired Trayport, which is a software company that licenses its technology to serve brokers, exchanges and traders to facilitate electronic and hybrid trade execution primarily in the energy markets. These acquisitions are intended to accelerate our multi-asset class clearing, risk management and market data strategy. In November 2015, we launched ICE Futures Singapore and ICE Clear Singapore.
Our Competitive Strengths and Competition
Competitive Strengths
We are a leading operator of global equities, options and futures exchanges, derivative clearing houses, data services and post-trade services. We operate leading markets in the asset classes in which we compete, including securities, cash equities, equity options, futures and OTC markets. We believe our key strengths include our:

•	diverse liquid, global equity and derivatives markets across 11 regulated exchanges;

•	secure central counterparty clearing houses and risk management for our global markets;

•	global data services including real-time data, analytics, valuation and connectivity services across multiple asset classes for futures and OTC markets;

•	leading global equity listings and trading venues; and

•	widely-distributed, leading edge technology for trading, clearing, data and trade processing.
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
Many of our futures contracts serve as global benchmarks for managing risk relating to exposure to price movements in the underlying products, including financial, energy and agricultural commodities. For example, we operate the leading market for trading in ICE Brent crude oil futures, as measured by the volume of contracts traded in 2015 according to the Futures Industry Association. The ICE Brent Crude futures contract is the leading benchmark for pricing light, sweet crude oil produced and consumed outside of the U.S. It is part of the Brent complex, which forms the price reference for approximately two-thirds of the world’s internationally-traded physical crude oil. Based on 2015 contract volume, approximately half of the world’s crude and refined oil futures contracts were traded through ICE Futures Europe. In 2015, open interest in Brent surpassed open interest in Nymex West Texas Intermediate, or WTI. In addition, we operate a leading market for short-term European interest rates contracts, with our principal contracts based on implied forward rates on European Money Markets Institute Euribor rates. We also offer a short-term Sterling contract based on the ICE LIBOR rate, as well as leading agricultural benchmark contracts, including sugar, cocoa, cotton, coffee and canola, which serve as global price benchmarks.
We offer a range of central clearing and related risk management services to promote the liquidity and security of our markets. The credit and performance assurance provided by our clearing houses to clearing members substantially reduces counterparty risk and is a critical component of our exchanges’ identities as reliable and secure marketplaces for global transactions. We believe the services offered by our clearing houses are a competitive advantage and attract market participants to our exchanges. Our clearing houses are designed to protect the financial integrity of our markets by maintaining collateral, facilitating payments and collections, enhancing capital efficiency and limiting counterparty credit risk.
We are a leading global data provider and offer a range of data services based on data from our exchanges, analytic, valuation and benchmark services as well as connectivity services. We acquired SuperDerivatives and Interactive Data to expand our data offerings based on rising demand for data which is being driven by regulation, market fragmentation, indexation and increased automation. We provide data to global financial institutions, commodity producers and consumers across virtually all asset classes and many of the products and services we sell are required for our clients’ business operations regardless of market volatility or shifts in business profitability levels. Our data connectivity services include the SFTI network, which we operate out of data centers in the U.S. and Europe.

We operate the leading global listings and trading venues for equities and offer our customers access to the capital markets in the U.S. Our various listing venues allow companies to list domestic and international equity securities, corporate structured products, convertible bonds, trackers and debt securities. In 2015, NYSE was the global leader in capital raising for the fifth consecutive year, with $137 billion raised in total IPO proceeds and follow-on offerings, including leading in U.S. technology company IPOs.
Our leading edge technology infrastructure provides centralized and direct access to trade execution, processing and clearing for a variety of derivatives and financial products. We operate the majority of our interest rate, energy, agricultural and financial markets on our electronic trading platforms. Our trading platforms have enabled us to attract significant liquidity from traditional market participants, as well as new market entrants seeking the access, efficiency and ease of execution offered by electronic trading. We develop and maintain our own clearing systems across our clearing houses.
Competition
The execution markets in which we operate are global and highly competitive. We face competition in all aspects of our business from a number of different enterprises, both domestic and international, including traditional exchanges, electronic trading platforms, data vendors and voice brokers. We believe we compete on the basis of a number of factors, including:
•depth and liquidity of markets;
•price transparency;
•reliability and speed of trade execution and processing;
•technological capabilities and innovation;
•breadth of products and services;
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
In our derivatives markets, certain exchanges replicate our futures contracts. For example, CME Group competes with our exchanges on agricultural and energy commodities, currency and equity index contracts. We also compete with Nasdaq Futures, Inc., or NFX, which is an energy futures exchange operated by Nasdaq. We compete in interest rates and equity derivatives with Eurex, which is the derivatives exchange operated by Deutsche Börse, and NLX, which is a U.K. based multi-lateral trading facility operated by Nasdaq.
In addition to competition from derivative exchanges that offer commodity products, we also face competition from other exchanges, electronic trading systems, third-party clearing houses and technology firms. Additional ventures could form, or have been formed, to provide services that could potentially compete with certain services that we provide.
We compete with voice brokers active in the credit derivatives markets, other electronic trading platforms for derivatives, clearing houses and market data vendors. ICE Swap Trade, Creditex and Creditex Brokerage compete with other swap execution facilities and large inter-dealer brokers in the credit derivatives market.
We face significant competition with respect to equities trading, and this competition is expected to remain intense. Our current and prospective competitors include regulated markets, electronic communication networks, dark pools and other alternative trading systems, market makers and other execution venues. We also face competition from large brokers and customers that may assume the role of principal and act as counterparty to orders originating from retail customers, or by matching their respective order flows through bilateral trading arrangements, including through internalization of order flow.

Our principal competitor for listings in the U.S. is Nasdaq OMX Group, Inc., or Nasdaq OMX, as well as BATS. We also face competition for foreign issuer listings from a number of stock exchanges outside the U.S., including the London Stock Exchange, Deutsche Börse, Euronext and stock exchanges in Hong Kong and Toronto. As other liquidity venues seek exchange status, we may face more competition for listings.
NYSE Arca and NYSE Amex Options face considerable competition in the equity options markets. Their principal U.S. competitors are the Chicago Board Options Exchange, Inc., or CBOE, the International Securities Exchange Holdings, Inc., BATS and Nasdaq OMX.
Competition within our Interactive Data Pricing and Reference Data business includes in-house sources, such as a firm’s trading desk, and existing information purchased or obtained for other purposes or through informal industry relationships and sources, such as broker quotes, as well as third-party information providers. The main third-party competitors with respect to our evaluated pricing and reference data offerings, as well as our trading solutions business include large global suppliers of financial and business news and financial market data such as Bloomberg L.P. and Thomson Reuters Corporation. Additionally, we have specialized competitors in structured products, derivatives and other complex securities.
Our Growth Strategy
Throughout our history, we have expanded our core exchange, clearing and data businesses both organically and through acquisitions, developed innovative new products for global markets, and provided services to a larger and more diverse participant base. In addition, we have completed a number of strategic alliances to leverage our core strengths and grow our business. We seek to advance our leadership position in our markets by focusing our efforts on the following key strategies for growth:

•	expand our data offerings;

•	expand on our extensive clearing, trading and risk management capabilities;

•	maintain leadership in our listing businesses;

•	enhance our technology infrastructure and increase distribution; and

•	pursue select acquisitions and strategic relationships.
The record consolidated revenues and trading volume we achieved in 2015 reflect our focus on the implementation and execution of our long-term growth strategy.
Expand our Data Offerings
With the growth of our ICE derivatives and NYSE equity markets, we have strengthened and enhanced our data services offerings for customers. In December 2015, we acquired Interactive Data, which builds on our global market data growth strategy by expanding the markets we serve, adding technology platforms, and adding new data and valuation services. Interactive Data is one of the leading providers of financial data, serving the mutual fund, bank, asset management, hedge fund, securities and financial instrument processing and administration sectors. Interactive Data currently produces daily evaluated prices for more than 2.6 million fixed income securities and other hard-to-value instruments and has an array of additional capabilities in financial market data, analytics and related services that we intend to leverage to enable faster product development and additional data services in response to customer demand. Following this acquisition, we will be able to offer customers efficiencies in accessing data on an integrated platform while serving the growing demand for data, analysis, valuation and connectivity globally.
Also in December 2015, we acquired Trayport. Trayport is a software company that licenses its technology to serve brokers, exchanges and traders to facilitate electronic and hybrid trade execution primarily in the energy markets. This transaction enables us to provide new technology and software-related services to our energy customers.
In addition, our October 2014 acquisition of SuperDerivatives has accelerated our multi-asset class clearing, risk management and market data strategy as a leading provider of risk management analytics, financial market data and valuation services.
We will continue to look for strategic opportunities to grow our data offerings and will also continue to pursue opportunities in markets we do not currently serve.
Expand on Our Extensive Clearing, Trading and Risk Management Capabilities
By acquiring, building and maintaining our own geographically diverse clearing operations, we are able to respond to market demand for central clearing and related risk management services. We now manage all of our clearing operations, including our product development cycle and risk management systems, and are better able to introduce products and services that our customers require in a timely manner. As new markets evolve, we intend to leverage our domain knowledge in clearing to meet additional demand for clearing.

Our derivatives customer base has grown and diversified as a result of several drivers. We continue to add new participants to our markets, which bring additional demand for new products and services.  In addition, the use of hedging, trading and risk management programs by commercial enterprises continues to rise based on the availability of technology to deliver more products, as well as the security and the capital efficiencies offered by clearing. We develop new products where possible, but have also increased our capabilities through acquisitions of companies and intellectual property.
Finally, the advent of regulatory reform increasingly requires the use of clearing and related post-trade services such as independent data providers and benchmark services. We intend to continue to expand our customer base by leveraging our existing relationships and our global sales and marketing team to promote participation in our markets, and by expanding our range of products and services.
Maintain Leadership in our Listing Businesses
In our NYSE listings business, we will continue to focus on enhancing our product offerings and services to retain and attract companies of all sizes and industries to our listing venues. In 2015, demand for our listing services continued to be strong in terms of new listings and secondary offerings. A total of 115 new issuers listed their securities on NYSE markets in 2015 and there are over 2,400 total companies listed on the New York Stock Exchange and NYSE MKT. NYSE was the leader in capital raising in 2015 with $137 billion raised in 397 offerings. The New York Stock Exchange listed 59 IPOs in 2015 raising total IPO proceeds of $19 billion, including the largest U.S. IPO of 2015, and also led in technology IPOs for the fourth consecutive year. In the last three years, the NYSE has listed 18 of the 20 largest IPOs.
Enhance Our Technology Infrastructure and Increase Distribution
We develop and maintain our own network infrastructure, electronic trading platform and clearing systems to ensure the delivery of leading-edge technology that meets our customers’ demands for price transparency, reliability, risk management and transaction efficiency. We intend to continue to increase ease of access and connectivity with our existing and prospective market participants. We develop and maintain our trading and clearing systems, as well as many post-trade systems such as ICE Link and ICE Trade Vault, among others. We are developing a new integrated trading platform and matching engine known as NYSE Pillar for the five U.S. cash equities and equity options markets to improve performance and reduce the cost and complexity of operating multiple equity and options trading systems. We also operate the SFTI network, which connects customers to global exchanges and content service providers via dedicated data circuits.
Pursue Select Acquisitions and Strategic Relationships
As an early consolidator in global markets, we intend to continue to explore and pursue acquisitions and other strategic opportunities to strengthen our competitive position globally, broaden our product offerings and services for our customers, and support the growth of our company while maximizing shareholder value as measured by return on invested capital, earnings and cash growth. We may enter into business combinations, make acquisitions or enter into strategic partnerships, joint ventures or alliances, any of which may be material. In addition to growing our business, we may enter into these transactions for a variety of reasons, including leveraging our existing strengths to enter new markets, expanding our products and services, addressing underserved markets, advancing our technology, anticipating or responding to regulatory change, or taking advantage of new developments and potential changes in our industry.
Our Products and Services
The primary services we provide are trade execution, listings, price discovery and transparency, trade processing and repositories, clearing, benchmark administration and data. As a result of our acquisition of Interactive Data, we expect our market data services to become a more prominent part of our business. Trading in our regulated markets is available to our members and market participants. Once trades are executed on our derivatives platforms, they are matched and forwarded to a trade registration system that routes them to the applicable clearing house. In our clearing houses, derivatives trades are maintained by our risk management systems until the positions are settled and closed. Our exchanges are regulated and are responsible for carrying out self-regulatory functions and have governance, compliance, surveillance and market supervision functions. The following provides a summary of our products and services:
Energy Futures Contracts
We operate regulated markets for energy futures contracts and options on those contracts through our subsidiaries ICE Futures Europe, ICE Futures U.S. and ICE Futures Singapore. Our core products include contracts based on crude and refined oil, natural gas, power, emissions, coal, freight, iron ore and natural gas liquids. In aggregate, we make available for trading over 1,100 energy futures contracts. Our largest energy contract is the ICE Brent crude futures contract. The contract is a derivative of the ICE Brent Index, which is based on trades in the forward physical market for blends of light, sweet crude oil that originate from oil fields in the North Sea that comprise the Brent, Forties, Oseberg, Ekofisk, or BFOE, complex as well as other oil fields that have been added in recent years. The Brent complex, which includes ICE Brent crude futures, is a group of related benchmarks used to price a range of traded oil products, including approximately two-thirds of the world’s internationally-traded crude oil. The ICE Low Sulphur Gasoil futures contract is a European diesel oil contract that offers physical delivery and serves as a middle distillate pricing benchmark for refined oil products, particularly in Europe and Asia. We also operate the world’s second largest market for trading in WTI crude oil futures, as measured by the volume of contracts traded in 2015 according to the Futures Industry Association. The WTI Crude futures contract is the benchmark for pricing U.S. crude. Roughly half of the global crude oil futures market traded at ICE during 2015. ICE also operates markets for North American natural gas and power futures and bilateral contracts, and European and U.K. natural gas futures contracts.
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
Financial Futures Contracts
ICE Futures Europe makes available for trading a range of financial futures products, including interest rate, equity index, and currency derivative products. Core products are short-term interest rate, or STIR, contracts, with its principal STIR contracts based on implied forward rates denominated in euro and sterling, such as Euribor, short-term Sterling and Gilt contracts, as well as U.S. rates including Eurodollar and GCF repo futures. In addition, we introduced approximately 50 new interest rate products in 2015 that further extend the duration of our interest rate offerings into medium and long-term rates across European markets.
ICE Futures U.S. offers financial products in currency, equity index and credit index markets, including futures and options contracts on Russell indexes and futures on certain MSCI indices. We entered into a licensing agreement with MSCI, Inc. and retain certain exclusive rights with respect to 540 MSCI equity indices, most notably the Emerging Markets and EAFE indices, for the remainder of the licensing term.
ICE Futures U.S. lists futures and options contracts for approximately 60 currency pair contracts including euro-based, U.S. dollar-based, yen-based, sterling-based and other cross-rates, as well as the benchmark U.S. Dollar Index (USDX®) futures contract.
Securities Products and Listings
We offer securities trading products and listings through our exchanges the New York Stock Exchange, NYSE MKT and NYSE Arca. We provide multiple marketplaces for investors, broker-dealers and other market participants to meet directly to buy and sell equities, fixed income securities and ETPs. One of the primary functions of our markets is to ensure that orders to purchase and sell securities are executed in a reliable, orderly, liquid and efficient manner.
Through our various listing venues, we offer our customers access to the capital markets in the U.S. We allow companies to list domestic and international equity securities, corporate structured products, convertible bonds, ETPs and bonds.
Credit Derivatives Products
We offer electronic and voice brokered trade execution for CDS instruments through Creditex Brokerage, which is authorized and regulated by the Financial Conduct Authority, or FCA, and Creditex, our U.S. based interdealer broker, which is regulated by the CFTC and SEC. ICE Swap Trade provides electronic execution for the OTC credit markets. We offer clearing services for the CDS markets through ICE Clear Europe and ICE Clear Credit. Both CDS clearing houses are open-access and therefore accept qualifying trades for clearing that are executed on other venues.
CDS are derivative instruments that involve a credit risk transfer between counterparties with respect to fixed income instruments such as corporate and sovereign debt securities. CDS are mainly used to hedge against credit risk exposure related to a particular reference entity for a specified debt obligation or debt instrument.
We also operate ICE Link, which is an automated trade workflow and electronic connectivity platform for affirming credit derivatives transactions. It also provides connectivity between participants, facilitating straight-through processing to the Depository Trust & Clearing Corporation’s Trade Information Warehouse for non-cleared CDS transactions or to a clearing house for CDS transactions that are clearing eligible.
OTC Energy Products

Our OTC energy markets comprise the trading of bilateral energy contracts. We operate our financially settled bilateral energy markets through ICE Swap Trade and we offer electronic trading of contracts based on physically settled natural gas, power and refined oil products through ICE U.S. OTC Commodity Markets.
As of December 31, 2015, approximately 500 OTC energy contracts were listed on our electronic trading platform and are available for bilateral trading. A substantial portion of our OTC volume relates to approximately 70 contracts in North American natural gas and power, and global oil. For these contracts, the highest degree of market liquidity resides in the front (next day or month) contracts.
Data Services
ICE's data services include publication of daily indices, historical price and other transaction data, view-only and mobile access to our electronic futures trading platform, end of day settlements and related market data. ICE also offers independent validation of participants’ own valuations for OTC products.
We also provide real-time futures data to data distributors, also known as quote vendors. These companies, such as Bloomberg or Reuters, then package this data into real-time, tick, intra-day, delayed, end-of-day and historical data packages for their users. The real-time packages are accessed on a subscription basis, and the appropriate exchange fee is paid for each user's access. End users include financial information providers, futures commission merchants, pension funds, financial services companies, funds, insurance companies, commodity pools and individual investors.
Through NYSE, we provide distribution of real-time market data. This data includes price, transaction and order book data on all of the instruments traded on NYSE's cash and derivatives markets. The data is disseminated through data vendors and directly to financial institutions and other service providers in the financial sector. NYSE provides two types of market data products and services: data products required by the regulations governing the National Market Systems, or NMS plans, and proprietary data products.
The consolidated data products meet the SEC requirement for securities markets to work together in consolidating their bids, offers and last sale prices for each security, and to provide this information to the public on a consolidated basis. We work with other exchanges and the Financial Industry Regulatory Authority, or FINRA, to make our U.S. market data available, on a consolidated basis, on what is often referred to as the "consolidated tape." This intermarket cooperative effort provides the investing public with the reported transaction prices and the best bid and offer for each security, regardless of the market from which a quote is reported or on which market a trade takes place. Last sale prices and quotes in the New York Stock Exchange-listed, NYSE MKT-listed and NYSE Arca-listed securities are disseminated through Tape A and Tape B, which constitute the majority of our NYSE market data revenues. We also receive a share of the revenues from Tape C, which represents data related to trading of certain securities (including ETPs) that are listed on Nasdaq.
In addition, we make certain equity market data available, which is known as proprietary data. We package this type of market data as real-time products and as historical products used for analysis by traders, researchers and academics. These products are proprietary to us, and we do not share the revenues that they generate with other markets. Generally, proprietary data that provides real-time quoting or trading information regarding our markets is subject to review by the SEC. In addition, the pricing for these market data products is subject to review by the SEC on the basis of whether prices are fair, reasonable and not unfairly discriminatory.
Through our index weightings service, we also provide traders, analysts, investors and others who rely on up-to-date index information with daily information on the exact composition and weighting of our indices and precise details of changes in index levels and constituent share prices. We also offer reference data, including comprehensive corporate actions information for all the New York Stock Exchange, NYSE Arca and NYSE MKT listed instruments.
SFTI and Colocation Services

ICE operates the SFTI network. SFTI is a secure, purpose-built, private multi-participant network that provides customers connectivity to global exchanges and content service providers via dedicated data circuits with a design that ensures no single point of failure exists across the network. Customers can connect to over 120 global markets and content service providers on the SFTI network. These include the NYSE and ICE global markets, as well as alternative trading systems, clearing and settlement services, and market data vendors.

We operate purpose-built data centers in the U.K. and New Jersey and we manage systems in a third-party data center in Illinois. We offer server colocation space at our data centers for market participants to house their servers and applications on equivalent terms.
Interactive Data Services

Through the acquisition of Interactive Data in December 2015, along with SuperDerivatives in October 214, we now provide financial market data, analytics, connectivity and related solutions to financial institutions and software and service providers primarily in fixed income markets.
Interactive Data's primary business line is pricing and reference data, which offers an extensive set of market data products, services and analytics, many of which are proprietary, to over 5,000 clients worldwide, including evaluated pricing services on over 2.6 million fixed income securities and other hard-to-value financial instruments. We deliver independent opinions of value on fixed income securities and other hard-to-value financial instruments. Our evaluated pricing spans more than 140 countries and covers a wide range of financial instruments including sovereign, corporate and municipal bonds, structured products, leveraged loans and derivatives. Clients need to value these financial instruments to meet regulatory requirements and to enable a range of mission-critical processes from the back to the front office.
Our reference data complements our evaluated pricing services by offering our clients a broad range of descriptive information, covering over 10 million global financial instruments. This data is used by clients to enhance risk management, support compliance with regulatory mandates and improve operational efficiency across their organizations. We compile information from an extensive range of sources, including exchanges, underwriters, government agencies, issuers and other authoritative sources. Our reference data content covers:

•	identification and settlement information, including: identifiers, name, ticker, coupon, payment frequency and accrual method;

•	business entity data, including: issuer, parent entity and ultimate parent entity;

•	detailed terms and conditions data, including: call, put and sinking fund schedules, conversion details and coupon reset terms; and

•
global corporate actions information, including: mergers, rights offerings, tender offers, bankruptcies and other shareholder notifications; cash and stock dividends, income payment details, earnings and amounts outstanding; and tax consequence and cost basis information.

In addition to our evaluated pricing and reference data, we collect, edit and normalize real-time data from a wide range of global exchanges and financial markets. End-of-day pricing data, obtained from a variety of sources, including approximately 120 financial markets and exchanges globally, is delivered to clients after the markets close. This pricing data includes bid and offer, last trade, open and close, high and low, and volume information.
Our BondEdge® fixed income and equity portfolio analytics offerings provide financial institutions with data as well as proprietary fixed income and equity portfolio analytics to help analyze risk and return. These offerings are used by investment professionals to simulate various market environments to help forecast performance, construct portfolios, validate investment strategies, conduct stress testing, generate dynamic risk measures, analyze asset cash flows and support regulatory compliance requirements.
Interactive Data also offers Trading Solutions, which provides products and services supporting a range of trading, wealth management, and other investment applications. It offers cost-effective access to a range of real-time data sources. Through our Consolidated Feed service, clients receive consolidated real-time and/or delayed financial data from over 450 global exchanges, trading venues and data sources covering listed and OTC securities. Our Consolidated Feed service is complemented by our Tick History service, which provides access to tick and trade data for global securities to assist clients with “best execution” requirements, transaction cost analysis and advanced charting applications.
The 7ticks trading infrastructure managed services solution offers direct exchange access, proximity hosting and support services that enable access to real-time exchange data and facilitates low latency electronic trading.
In addition, we offer a range of workstations that primarily target the wealth management, commodity and energy trading, and individual investor sectors. These workstations provide applications that deliver real-time financial market information and decision support tools to help clients analyze financial markets and make investment decisions. Similarly, our web-based financial information solutions consist of market data, decision-support tools and hosting services.
Trayport Services
Trayport licenses its software and technology to serve brokers, exchanges and traders to facilitate electronic and hybrid trade execution primarily in the energy markets. Traders are primarily utilities or other energy companies who own or operate physical energy assets and who use the wholesale energy products offered on different marketplaces to be viewed on Trayport software to manage price risk associated with their operations and assets. The primary OTC products facilitated on Trayport software include European energy products.
ICE Benchmark Administration (IBA)

IBA is the regulated administrator of a growing range of benchmarks. IBA has implemented processes, governance, systems and technology that enhance the transparency and security of benchmarks relied upon globally.
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
In August 2014, IBA became the ICE Swap Rate, formerly ISDAFIX, administrator following appointment by the International Swaps and Derivatives Association, or ISDA. The ICE Swap Rate benchmark represents the average mid-market swap rate for major currencies at selected maturities on a daily basis. Market participants use the rate to price and settle swap contracts and as a reference rate for floating rate bonds.
In March 2015, IBA became the administrator of the gold price. The London Bullion Market Association, or LBMA, Gold Price replaced the Gold Fixing Price that had been in existence since September 1919. The price is set in London twice a day and provides a published benchmark price that is widely used as an international pricing medium by producers, consumers, investors and central banks.
Clearing Services
We currently operate six clearing houses. Our clearing strategy is designed to provide financial stability to the markets served by us while providing capital efficiency and meeting the risk management, capital and regulatory requirements of a global marketplace. Our clearing houses clear, settle and guarantee the financial performance of futures contracts and options on futures contracts. ICE Clear Europe also clears European CDS instruments, and ICE Clear Credit clears North American, European and Emerging Market CDS instruments. Through each of our clearing houses, we maintain a system for the performance of obligations for the products we clear. This system is supported by several mechanisms, including:

•	rigorous clearing membership requirements;

•	daily mark-to-market of positions and payment of variation margin;

•	intraday monitoring of open positions and market conditions;

•	the calculation and posting of original/initial margin deposits;

•	limited contribution of the clearing house's capital;

•	process for conducting regular stress testing;

•	maintenance of guaranty funds in which clearing members maintain deposits to mutualize losses; and

•	broad assessment powers all of which cover financial losses beyond the resources of a defaulting clearing member.
The amount of margin and guaranty fund deposits fluctuates over time as a result of, among other things, the extent of open positions held at any point in time by market participants and the volatility of the market as reflected in the applicable margin rates for such contracts.
Clearing House Risk Management Practices
Our clearing houses have an excellent track record of risk management, and have never experienced an incident of a clearing member default which has required the use of the guaranty funds of non-defaulting clearing members or the assets of the clearing house. Nevertheless, we have extensive risk management procedures in place to ensure we protect the interests of our clearing members and clearing houses. Each of our clearing houses has instituted a multi-layered risk management system of rules, policies and procedures to protect itself in the event of a clearing member default.
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
In the event of a payment default by a member, the default procedures specified in the rules of that clearing house would apply. In general, the clearing houses would first apply assets of the defaulting member to cover the obligation. These include original/initial margin, variation margin, positions held at the clearing house and guaranty fund deposits of the clearing member. In addition, the clearing houses could make a demand for payment pursuant to any available guarantee provided by the parent or affiliate of the defaulting clearing member. If that is not sufficient, the clearing houses would use any designated contributions held by the clearing house itself, as applicable, the guaranty fund contributions of other members and funds collected through an assessment against all other non-defaulting members, to satisfy the remaining deficit, if any. As part of the powers and procedures designed to backstop financial obligations in the event of a default, each of our clearing houses may levy assessments on all of its clearing members if there are insufficient funds available to cover a deficit following the depletion of all assets in the guaranty fund.
Our risk management framework that applies to the clearing services for the CDS markets through ICE Clear Europe is separate from that of our futures and options or non-CDS clearing operations. We also offer clearing services for CDS markets through ICE Clear Credit. We have established separate CDS risk pools for ICE Clear Credit and ICE Clear Europe, including separate guaranty funds and margin accounts, meaning that the CDS positions are not combined with positions in our futures and options clearing houses. The CDS clearing houses have risk management systems that are designed specifically for CDS instruments and have independent governance structures. Both CDS clearing houses are open-access pursuant to regulatory requirements and therefore accept qualifying trades for clearing that are executed on other venues. As of December 31, 2015, our CDS clearing houses clear 431 single name instruments and 129 CDS indexes.
We have historically committed $303 million in borrowing capacity under our revolving credit facility to assist our clearing houses with liquidity that may be needed to both operate and manage a default during a time of financial stress. As of December 31, 2015, we no longer reserve any of our revolving credit facility for use by our clearing houses for liquidity purposes and instead increased our contribution to restricted cash at our clearing houses. See Item 7 "- Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this Annual Report.
Our clearing houses require that each clearing member make deposits to the guaranty fund. The amounts in the guaranty fund will serve to secure the obligations of a clearing member to our clearing houses and may be used to cover losses in excess of the margin and clearing firm accounts sustained by our clearing houses in the event of a default of a clearing member. As of December 31, 2015, we have made combined contributions to our clearing houses guaranty funds of $250 million. ICE Clear Europe has contributed $100 million of its own cash as part of its futures and options guaranty fund as of December 31, 2015 and has also contributed $50 million of its own cash as part of its CDS guaranty fund as of December 31, 2015. ICE Clear Credit has contributed $50 million of its own cash as part of its CDS guaranty fund as of December 31, 2015 and ICE Clear U.S. has contributed $50 million of its own cash as part of its futures and options guaranty fund as of December 31, 2015. Each of these amounts are reflected as long-term restricted cash in the consolidated balance sheet.
The Financial Stability Oversight Council, or FSOC, has designated ICE Clear Credit as a systemically important financial market utility under Title VIII of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. As such, ICE Clear Credit has access to the Federal Reserve System and currently holds deposits in excess of $8 billion of its U.S. dollar cash in its cash account at the Federal Reserve.
To provide a tool to address the liquidity needs of the clearing house and manage the liquidation of margin and guaranty fund deposits held in the form of high quality sovereign debt, ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. have entered into Committed Repurchase Agreement Facilities, or Committed Repo. As of December 31, 2015, ICE Clear Europe had $1.0 billion in Committed Repo, ICE Clear Credit had $500 million in Committed Repo and ICE Clear U.S. had $250 million in Committed Repo. The ICE Clear Europe Committed Repo is available in U.S. dollars, euro and pound sterling, the ICE Clear Credit Committed Repo is available in U.S. dollars and euro and the ICE Clear U.S. Committed Repo is available in U.S. dollars. The Committed Repo arrangements provide these three clearing houses with an additional liquidity tool that may be utilized in the event there is a need to convert high quality sovereign debt into cash on a same-day basis during a market disruption that makes it difficult to sell and settle such sovereign debt on a same-day basis.
Our Customer Base
Derivatives Markets
Customers in our derivatives markets include market participants seeking to trade and manage risk. They include those served by our energy, financial, and agricultural markets, including, financial institutions, money managers, trading firms, commodity producers and consumers, and other business entities.
Securities Trading and Listings
Securities trading and listings customers include various market participants in the equities markets, from financial institutions, institutional investors, wholesalers, hedge funds, quantitative funds, algorithmic traders and individual investors to companies looking to raise capital and list their securities on one of our equity exchanges. Our customers are also our members, which are entities registered as broker-dealers with the SEC that have obtained trading permits or licenses in accordance with, and are subject to the rules of, the exchange in which they are members.
Our global listings businesses offer capital raising to and trading of over 2,400 companies globally, representing over $25 trillion in market capitalization as of December 31, 2015. NYSE's listed companies represent a diverse range of sectors, including technology, financial services, consumer brands, industrial, transportation, media, energy and mining. These companies meet minimum initial and ongoing listings requirements, including governance and financial standards, as established by the exchange.
Data Services
Data services participants include financial institutions, corporations, commodity trading companies, proprietary trading firms, utilities, hedge funds, pension funds and private investors. A large proportion of our data services revenue is derived from companies executing trades on our platforms. Our pricing and reference data clients also include asset management firms, mutual funds, pension funds, insurance companies, ETF sponsors, banks, and brokerage firms, as well as hundreds of value added resellers such as custodians, software providers, and other outsourcing organizations who use our products and services across their front, middle and back offices.
Product Development
We leverage our customer relationships, global distribution, technology infrastructure and software development capabilities to diversify our products and services. New product development is an ongoing process, and we are continually developing, evaluating and testing new products for introduction into our markets to better serve our participant base. The majority of our product development relates to evaluating new contracts or new markets based on customer demand. New contracts often must be reviewed and approved by relevant regulators. Outside of third-party licensing costs, we typically do not incur separate, material costs for the development of new products - such costs are embedded in our normal costs of operation.
While we have historically developed our products and services internally, we also periodically evaluate and enter into strategic partnerships and licensing arrangements to identify opportunities to develop meaningful new products and services.
Technology
Technology is a key component of our business strategy, and we regard effective execution of our technology initiatives as crucial to our success. Where feasible, we design and build our software systems and believe that having control over our technology allows us to be more responsive to the needs of our customers, better support the dynamic nature of our business and deliver the highest quality markets and data. Our proprietary systems are built using state-of-the-art technology. A significant number of our employees work in technology, including product management, project management, system architecture, software development, network engineering, information security, performance, systems analysis, quality assurance, database administration and customer technical support.
ICE Trading Platforms and Technology
The ICE trading platform supports trading in our cleared futures and options markets as well as our bilateral OTC markets. We also offer voice brokers a facility for submitting block trades for products that are eligible for clearing.
Speed, reliability, scalability and capacity are critical performance criteria for electronic trading platforms. Connectivity to our trading platform for our markets is available through our web-based front-end, as well as multiple independent software vendors, or ISVs, and application programming interfaces, or APIs.
NYSE Trading Platforms and Related Technology
The NYSE electronic trading platform features an open system architecture that allows users to access our system via one of the many front-end trading applications developed by ISVs. For equity options, we offer a hybrid model of electronic and open outcry trading through NYSE Amex Options and NYSE Arca Options. We are developing a new integrated trading platform and matching engine known as NYSE Pillar for the five U.S. cash equities and equity options markets which currently operate on distinct platforms. The single specification will improve performance and reduce the cost and complexity of operating multiple equity and options trading systems.
Interactive Data Platform and Technology
Development of a new Interactive Data technology platform began in 2011. The platform features a single configurable data capture mechanism, a common data model across all pricing and reference data products, and a flexible multi-format delivery capability. The platform is intended to create a more stable platform for the processing and delivery of pricing and reference data products and services, facilitate and accelerate new product development, improve production reliability, and yield operating and cost efficiencies as development continues.
Clearing Technology

A broad range of trade management and clearing services are offered through our clearing houses. ICE Clearing Systems encompass a number of integrated systems, including post-trade position management, risk management, settlement, treasury and reporting functions.
A core component of our derivatives clearing houses is the risk management of clearing firm members. Our extensive technology and rules-based risk system provides analytical tools to determine margin, to determine credit risk, and monitor risk of the clearing members. The risk system also monitors trading activities of the clearing members.
Cyber Security
Cyber security is critical to our operations. We employ a defense-in-depth strategy, employing leading-edge security technology and processes including encryption, firewalls, virus prevention, intrusion prevention systems and secured servers. Where our services are accessible via the Internet, we have implemented additional restrictions to limit access to specific approved networks. We also maintain insurance coverage that may, subject to the terms and conditions of the policy and payment of significant deductibles, cover certain aspects of cyber security issues; however, our cyber security insurance coverage may not be sufficient to cover all losses. We monitor physical threats in addition to cyber threats and continuously review and update physical security and environmental controls to secure our office and data center locations.
Business Continuity Planning and Disaster Recovery
We maintain comprehensive business continuity and disaster recovery plans and facilities to provide nearly continuous availability of our markets in the event of a business disruption or disaster. We maintain incident and crisis management plans that address responses to disruptive events at any of our locations worldwide.
Intellectual Property
We rely on a wide range of intellectual property, both owned and licensed, for our electronic platforms. We own the rights to a large number of trademarks, service marks, domain names and trade names in the U.S., Europe and in other parts of the world. We have registered the majority of our trademarks in the U.S. and in certain other countries. We hold the rights to a number of patents and have made a number of patent applications in the U.S. and other countries. We also own the copyright to a variety of material. Those copyrights, some of which are registered, include software code, printed and online publications, websites, advertisements, educational material, graphic presentations and other literature, both textual and electronic. We attempt to protect our intellectual property rights by relying on trademarks, patents, copyrights, database rights, trade secrets, restrictions on disclosure and other methods.
This Annual Report also contains additional trade names, trademarks and service marks of our and of other companies. We do not intend the use or display of other parties’ trademarks, trade names or service marks to imply, and this use or display should not be construed to imply, our endorsement or sponsorship of these other parties, their endorsement or sponsorship of it, or any other relationship between it and these other parties.
Employees
As of December 31, 2015, we had a total of 5,549 employees, with 726 employees in Atlanta, 1,718 employees in New York, 903 employees in the U.K. and a total of 2,202 employees across our other offices around the world. Of our total employee base, less than 1% is subject to collective bargaining arrangements, and such relations are considered to be good.
Executive Officers of the Registrant
Information relating to our executive officers is included under "Executive Officers" in Part III, Item 10, "Directors, Executive Officers and Corporate Governance" of this Annual Report.
Regulation
Our markets are primarily subject to the jurisdiction of regulatory agencies in the U.S., U.K., the European Union, or EU, Canada and Singapore.
Derivatives Regulation
Our regulated derivatives markets and clearing houses are based primarily in the U.S., U.K., EU, Canada and Singapore. Our U.S. futures exchange is subject to extensive regulation by the CFTC under the Commodity Exchange Act, or CEA. The CEA generally requires that futures trading in the U.S. be conducted on a commodity exchange registered as a Designated Contract Market, or DCM. As a registered DCM, ICE Futures U.S. is a self-regulatory organization that has instituted rules and procedures to comply with the core principles applicable to it under the CEA. In the U.K., ICE Futures Europe is a Recognized Investment Exchange, or

RIE, in accordance with the Financial Services and Markets Act 2000, or FSMA. Like U.S. regulated derivatives markets, RIEs are self-regulatory organizations, or SROs, with surveillance and compliance responsibilities. ICE Clear Credit and ICE Clear U.S. are regulated by the CFTC as Derivatives Clearing Organizations, or DCOs. DCOs are subject to extensive regulation by the CFTC under the CEA. ICE Clear Europe, which is primarily regulated in the U.K. by the Bank of England as a Recognized Clearing House, or RCH, is also subject to regulation by the CFTC as a DCO. Both ICE Clear Credit and ICE Clear Europe are also regulated by the SEC as clearing agencies because they clear security-based swaps.
The Financial Stability Oversight Council, or FSOC, has designated ICE Clear Credit as a systemically important financial market utility under Title VIII of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act.
Securities Regulation
In our cash equities and options markets, the New York Stock Exchange, NYSE Arca and NYSE MKT are national securities exchanges and, as such, are SROs and subject to oversight by the SEC. Accordingly, our U.S. securities exchanges are regulated by the SEC and, in turn, are the regulators of their members. As national securities exchanges, the New York Stock Exchange, NYSE Arca and NYSE MKT must comply with, and enforce compliance by their members with, the Securities Exchange Act. Failure to satisfy these requirements can give rise to sanctions by the SEC.
The New York Stock Exchange has delegated the performance of certain of these regulatory functions to NYSE Regulation, a not-for-profit subsidiary of NYSE. Similarly, NYSE Arca and NYSE MKT have entered into Regulatory Service Agreements, or RSAs, with NYSE Regulation to perform these regulatory functions. NYSE Regulation has an agreement with FINRA to perform certain of our regulatory functions.
Data Regulation
As a result of our acquisition of Interactive Data in December 2015, we have a subsidiary that is registered with the SEC under the Investment Advisers Act for its evaluated pricing services. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including record-keeping, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities, many of which are new requirements for ICE. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations.
Regulatory Reform
Domestic and foreign policy makers have undertaken reviews of their existing legal frameworks governing financial markets, and have either passed new laws and regulations, or are in the process of debating and/or enacting new laws and regulations that apply to our business and to our customers' businesses. Our key areas of focus on these efforts are:

•
The adoption and implementation of position limit rules in the U.S. and Europe, which could have an impact on our commodities business if comparable trading venues in foreign jurisdictions are not subject to equivalent limitations.

•
The non-discriminatory access provisions of MiFID II as currently drafted, would require our European exchanges and central counterparty clearing houses, or CCPs, to offer access to third parties. In addition, MiFID II could require our European exchanges to allow participants to trade and/or clear at other venues, which may encourage competing venues to offer our products. MiFID II is likely to be delayed and the timing of implementation, which was initially 2017 at the earliest, has not yet been updated.

•
The implementation of capital charges in Basel III, particularly the Supplemental Leverage Ratio with respect to certain clearing members of central counterparties. These new standards may impose burdensome capital requirements on our clearing members and customers that may disincentivize clearing.

•
The harmonization of regulations globally. In particular, the harmonization of the margin provisions of EMIR, which require the collection of margin based upon a two day period of risk with the U.S. requirement that CCPs collect margin with a one day period of risk. Failure to harmonize the margin requirements could result in the EU having higher margin requirements than the U.S.

•
The recognition of our businesses in foreign jurisdictions. In particular, our U.S. CCPs, ICE Clear U.S. and ICE Clear Credit as foreign domiciled CCPs must be recognized by ESMA to conduct business in Europe. ICE Clear U.S and ICE Clear Credit have made applications to ESMA to become recognized as EMIR third country CCPs and ESMA has deemed those applications complete. However, ESMA's recognition of ICE Clear U.S and ICE Clear Credit as third country CCPs is dependent upon an equivalence decision by the European Commission that each clearing house's home country regulatory framework is equivalent to the regulatory framework of the EU. Failure to achieve recognition could impair our U.S. CCPs’ ability to do business in Europe.

•
The proposed European financial transaction taxes. In September 2015, 11 European nations, including France, Germany and the Netherlands, met to discuss implementing a financial transaction tax on equities and derivatives trading. While certain of the participants reached a broad political agreement on instituting the tax, many details are left to be concluded, including how to assess the tax at a member state level. Implementation of a financial transaction tax could have a distortive effect on our European operations if adopted.

•
Open access to our benchmarks in Europe, which would provide competitors with the right to use our proprietary benchmarks and prohibit exclusivity with respect to certain European indices, could impact the profitability of certain exclusive products that use an exclusive index.

•
The U.S.'s proposed Regulation AT, which, if enacted as proposed, would add additional burdens for DCMs and market participants, including exchanges, to monitor automated trading and to file rules to make changes to their trading systems.

•
Regulatory re-examination of U.S. equity market structure and issues related to our exchanges ability to operate as self-regulatory organizations, or SROs, with related immunity for the discharge of their regulatory functions.

Please see the discussion below and Item 1(A) “- Risk Factors” in this Annual Report for additional description of regulatory and legislative risks and uncertainties.
Corporate Citizenship
We strive to create long-term value for our shareholders and maintain high ethical and business standards. We are active in the communities where we operate and support charitable organizations through a combination of financial resources and through employee participation. We also operate the ICE NYSE Foundation that has a commitment to supporting financial literacy and veterans' programs and we routinely host workshops and programs for our issuers on topics to provide a forum for advancing their efforts on environmental, social and governance matters. We provide additional information under the Corporate Citizenship section of our website.
With regard to the environment, we acquired Climate Exchange PLC in 2010 and are today the leading operator of global emissions markets, which enabled us to expand and support the development of emissions markets. We have invested further to develop new environmental products on our exchanges, including carbon emissions, aviation allowances, renewable energy certificate contracts, California carbon allowance contracts and biofuel products related to renewable identification numbers.
Available Information
Our principal executive offices are located at 5660 New Northside Drive NW, 3rd Floor, Atlanta, Georgia 30328. Our main telephone number is 1-770-857-4700, and our website is www.theice.com.
We are required to file reports and other information with the SEC. A copy of this Annual Report on Form 10-K, as well as any future Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are available free of charge, on our website (www.theice.com) as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. A copy of these filings is also available at the SEC’s website (www.sec.gov). The reference to our website address and to the SEC's website address do not constitute incorporation by reference of the information contained on the website and should not be considered part of this report. You may read and copy any documents filed by us at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room.
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

ITEM  1(A).     RISK FACTORS

The risks and uncertainties described below are those that we currently believe may materially affect us. Other risks and uncertainties that we do not presently consider to be material or of which we are not presently aware may become important factors that affect us in the future. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. Accordingly, you should carefully consider the following risk factors, as well as other information contained in or incorporated by reference in this Annual Report.
Impact of financial markets volatility, including the prices and interest rates underlying our derivative products.
Trading volume in our markets and products is largely driven by the degree of volatility - the magnitude and frequency of fluctuations - in prices and levels of the underlying commodities, securities, indices, financial benchmarks or other instruments.

Volatility increases the need to hedge price risk and creates opportunities for speculative or arbitrage trading. Were there to be a sustained period of stability in the prices or levels of the underlying commodities, securities, indices, benchmarks or other instruments of our products, we could experience lower trading volumes, slower growth or declines in revenues.
Factors that are particularly likely to affect price and interest rate levels and volatility, and thus trading volumes, include:

•	global and domestic economic, political and market conditions;

•
concerns over inflation, deflation, legislative and regulatory changes, government fiscal and monetary policy - including actions by the Federal Reserve, other foreign monetary units governing bodies, and investor and consumer confidence levels;

•
weather conditions including hurricanes and other significant events, natural and other unnatural disasters like large oil spills that impact the production of commodities, and, in the case of energy commodities, production, refining and distribution facilities for oil and natural gas;

•	war, acts of terrorism and any unforeseen market closures or disruptions in trading;

•
real and perceived changes in the supply and demand of commodities underlying our products, particularly energy and agricultural products, including changes as a result of technological improvements; and

•	credit quality of market participants, the availability of capital and the levels of assets under management.
Any one or more of these factors may reduce trading activity, which could make our markets less attractive as a source of liquidity, and in turn could further discourage existing and potential market participants and thus accelerate a decline in the level of trading activity and potentially related services such as data or clearing. Further, most of these factors are beyond our control. If any of these unfavorable conditions were to persist over a lengthy period of time and trading volumes were to decline substantially and for a long enough period, the critical mass of transaction volume necessary to support viable markets could be jeopardized. Because our cost structure is largely fixed, if demand for our current products and services decline for any reason, we may not be able to adjust our cost structure to counteract the associated decline in revenues, and our net income will decline.
Global financial markets conditions and new laws and regulations.
The conditions in global financial markets will impact our business. If our customers reduce spending, workforce, trading activity or demand for financial data as a result of challenges in the financial markets, our revenues will decline. A significant portion of our revenues are derived from fees for transactions executed and cleared in our markets. We derived 56%, 61% and 79% of our consolidated revenues, less transaction-based expenses, from our transaction-based business in 2015, 2014 and 2013, respectively. In particular, we derive a significant percentage of the consolidated revenues from our transaction-based business from trading in ICE Brent Crude futures and options contracts, North American natural gas futures and options contracts, sugar futures and options contracts, equity transactions and short term interest rates contracts, including the Euribor and Short Sterling futures and options contracts. The trading volumes in our markets could decline substantially if our market participants reduce their level of trading activity for any reason, including the factors referenced above that impact volatility, such as:

•	a reduction in the number of market participants that use our platform;

•	a reduction in trading demand by customers or a decision to curtail or cease hedging or speculative trading;

•	regulatory or legislative changes impacting our customers and financial markets;

•	heightened capital requirements or mandated reductions in leverage resulting from new regulation;

•	defaults by clearing members or the inability of CDS participants to pay out contractual obligations;

•	changes to our contract specifications that are not viewed favorably by our market participants; or

•	reduced access to or availability of capital required to fund trading activities.
A reduction in our overall trading volume could also render our markets less attractive to market participants as a source of liquidity, which could result in further loss of trading volume and associated transaction-based revenues. A reduction in trading volumes would also likely result in a corresponding decrease in the demand for our market data that would further reduce our overall revenue.
Our businesses and those of many of our clients have been and continue to be subject to increased legislation and regulatory scrutiny, and we face the risk of changes to this regulatory environment and business in the future.
We are and will continue to be subject to extensive regulation in many jurisdictions around the world, and in particular in the U.S. and the U.K. where the largest portions of our operations are conducted. We face the risk of significant actions by regulatory and taxing authorities in all jurisdictions in which we conduct our businesses and hold investments that may affect our business, the activity of our market participants, and as a consequence, our results. Among other things, as a result of regulators enforcing existing laws and regulations, we could be censured, fined, prohibited from engaging in some of our business activities, subjected to limitations or conditions on our business activities or subjected to new or substantially higher taxes or other governmental charges in connection with the conduct of our business or with respect to our employees. In many cases, our activities may be subject to overlapping and divergent regulation in different jurisdictions.
There is also the risk that new laws or regulations or changes in enforcement practices applicable to our businesses or those of our clients could be imposed, which may adversely affect our ability to compete effectively with other institutions that are not affected in the same way or which may impact our clients’ overall trading volume through our exchanges and demand for our market data and other services. In addition, regulation imposed on financial institutions or market participants generally, such as the proposed proprietary trading restrictions for certain banking organizations in both the U.S. and Europe, could adversely impact levels of market activity and price volatility more broadly, and thus impact our businesses.
These developments could impact our profitability in the affected jurisdictions, or even make it uneconomical for us to continue to conduct all or certain of our businesses in such jurisdictions, or could cause us to incur significant costs associated with changing our business practices, restructuring our businesses, or moving all or certain of our businesses and our employees to other jurisdictions, including liquidating assets or raising capital in a manner that adversely increases our funding costs or otherwise adversely affects our stockholders and creditors. In addition, certain developments could increase our liability for performing our oversight requirements.
U.S. and European legal and regulatory developments in response to the global financial crisis, in particular the Dodd-Frank Act, EMIR and MiFID II, have significantly altered and propose to further alter the regulatory framework within which we operate and may adversely affect our competitive position and profitability. Among the aspects of these recently enacted and proposed legal and regulatory changes most likely to affect our businesses are: position limit rules in the U.S. and Europe, non-discriminatory access provisions of MiFID II, capital charges in Basel III, including the supplemental leverage ratio, the harmonization of margin provisions, the recognition of our businesses in foreign jurisdictions, implementation of a financial transaction tax, access to our benchmarks, monitoring of automated trading under Regulation AT and maintaining our exchanges' abilities to operate as SROs with related immunity for the discharge of their regulatory functions. As the operator of global businesses, the lack of harmonization in international financial reform efforts could impact our business as our clearing houses and exchanges are subject to regulation in multiple jurisdictions.
The Dodd-Frank Act established enhanced regulatory requirements for non-bank financial institutions designated as “systemically important” by the FSOC. ICE Clear Credit has been designated as a systemically important financial market utility by the FSOC and as a result, is subject to additional oversight by the CFTC.
Other enacted and proposed legal and regulatory changes not discussed above may also adversely affect our competitive position and profitability. See Item 1 "- Business - Regulation” above for additional information regarding the current and proposed laws and regulations that impact our business, including risks to our business associated with these laws and regulations.
Systems failures in the derivatives and securities trading industry could negatively impact us.
High-profile system failures in the derivatives and securities trading industry, like the one we suffered at NYSE on July 8, 2015, could negatively impact our business. Regulators have imposed new requirements for trading platforms that have been costly for us to implement, or that could result in a decrease in demand for some of our services. In particular, the SEC's Regulation Systems Compliance and Integrity, or Regulation SCI, subjects portions of our securities trading platforms and other technological systems to more extensive regulation and oversight. Ensuring our compliance with the requirements of Regulation SCI for this portion of our platforms and systems requires significant implementation costs as well as increased ongoing administrative expenses and burdens. If system failures in the industry continue to occur, it is also possible that investor confidence in the trading industry could diminish, leading to decreased trading volume and revenue. Whether or not any of our own systems experience material failures, any of these developments could adversely affect our business, financial condition and operating results.
We face intense competition.
We face intense competition in all aspects of our business and our competitors, both domestic and international, are numerous. We currently compete with:

•
regulated, diversified futures exchanges globally that offer trading in a variety of asset classes similar to those offered by us, such as energy, agriculture, equity and equity index, credit, and interest rate derivatives markets and foreign exchange;

•	exchanges offering listing and trading of cash equities, exchange-traded funds, closed-end funds and other structured products similar to those offered by us;

•	market data and information vendors;

•	interdealer brokers active in the global credit derivatives markets;

•	existing and newly formed electronic trading platforms, service providers and other exchanges;

•	other clearing houses; and

•	consortiums of our customers, members or market participants that may pool their trading activity to establish new exchanges, trading platforms or clearing facilities.
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
A decline in our fees due to competitive pressure, the inability to successfully launch new products or the loss of customers due to competition could lower our revenues, which would adversely affect our profitability. For example, Interactive Data's business has benefited from a high renewal rate in its subscription based business but we cannot assure you that this will continue. We also cannot assure you that we will be able to continue to expand our product offerings, or that we will be able to retain our current customers or attract new customers. If we are not able to compete successfully our business could be materially impacted, including our ability to sustain as an operating entity.
In our listings business, the legal and regulatory environment in the U.S., and the market perceptions about that environment, may make it difficult for our U.S. equity exchanges to compete with non-U.S. equity exchanges for listings. For example, negative perceptions regarding compliance costs associated with adherence to corporate governance requirements have and may continue to discourage listings on U.S. equity exchanges by both U.S. and foreign private issuers. Any failure by our exchanges to successfully compete for any reason could adversely impact our revenue derived from listing fees and the associated trading, execution and market data fees.
We may fail to realize the anticipated cost savings, growth opportunities and synergies and other benefits anticipated from our recent acquisitions and future acquisitions, which could adversely affect the value of our common stock.
We have completed many acquisitions and plan to continue to pursue acquisitions and joint ventures when we deem it appropriate. Recently, we completed the acquisition of the following companies:

•	NYSE in November 2013;

•	SuperDerivatives in October 2014;

•	Interactive Data in December 2015; and

•	Trayport in December 2015.
The success of our acquisitions will depend, in part, on our ability to integrate these businesses into our existing operations and realize anticipated cost savings, revenue synergies and growth opportunities. We expect to benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies. We generally set aggressive timelines for realizing savings, which assumes we successfully undertake a variety of actions (including, but not limited to, integrating technology, eliminating redundancies and effecting organizational restructurings) that are themselves subject to a variety of risks and may be subject to regulatory approvals that we do not control. With respect to Interactive Data, we expect to achieve $150 million in annual cost synergies with 90% of these synergies expected to be achieved exiting 2018. There is a risk, however, that we may not integrate these acquired companies in a manner that permits our expected cost savings and revenue synergies to be fully realized in the time periods expected, or at all. In addition, a variety of factors, including but not limited to regulatory conditions, governmental competition approvals, currency fluctuations, and difficulty integrating technology platforms, may adversely affect our anticipated cost savings and synergies. For example, The Competition and Markets Authority in the U.K. is currently reviewing our acquisition of Trayport under the merger control laws of the U.K. This review could force us to take certain actions that may result in us not realizing the benefits of the acquisition at all.

The process of integration may disrupt each company’s ongoing businesses, produce unforeseen regulatory and operating difficulties (including inconsistencies in standards, controls, procedures and policies that adversely affect relationships with market participants, regulators and others), require substantial resources and expenditures, and divert the attention of management from the ongoing operation of our business. As a result, we may not achieve the integration objectives, cost savings, revenue growth and synergies in full or at all, or it may take longer to realize them than expected for any particular merger or acquisition.
We may also not realize anticipated growth opportunities and other benefits from strategic investments or strategic joint ventures or alliances that we have entered into or may enter into for a number of reasons, including regulatory or government approvals or changes, global market changes, contractual obligations, competing products and, in some instances, our lack of or limited control over the management of the business. Further, strategic initiatives that have historically been successful may not continue to be successful due to competitive threats, changing market conditions or the inability for the parties to extend the relationship into the future.
We continue to look for strategic growth opportunities in line with our business strategy and will pursue acquisitions when we believe that they are in our best interests. We may be very acquisitive. As a result of any future acquisition, we may issue additional shares of our common stock that dilute our shareholders’ ownership interest, expend cash, incur debt, assume actual and contingent liabilities, inherit existing or pending litigation or create additional expenses related to amortizing intangible assets. Further, we cannot assure you that any such financing or equity investments will be available with terms that will be favorable to us, or available at all.
Owning clearing houses exposes us to risks, including risk related to defaults by clearing members, risks related to investing margin and guaranty funds, and the cost of operating the clearing houses.
There are risks inherent in operating a clearing house, including exposure to the market and counterparty risk of clearing members, defaults by clearing members and risks associated with investing collateral provided by clearing members to our clearing houses, which could subject our business to substantial losses. For example, clearing members have placed an aggregate amount of cash in ICE Clear Europe relating to margin requirements and funding the guaranty funds of $31.0 billion as of December 31, 2015 and a total of $51.2 billion for all of our clearing houses as of December 31, 2015. ICE Clear Europe and ICE Clear U.S. use third party investment managers for investment activity of their clearing members cash deposits and may add or change the investment managers from time to time. ICE Clear Credit currently self-manages the majority of the cash that its clearing members leave on deposit to satisfy their respective original margin and guaranty fund requirements. ICE Clear Credit uses external investment managers to invest the remainder of their clearing members' cash deposits.
We have an obligation to return margin payments and guaranty fund contributions to clearing members once the relevant member’s exposure to the clearing house no longer exists. If the number of large, well-capitalized banks that are clearing members decreases, the concentration of risks within our clearing houses will be spread among a smaller pool of clearing members, which makes it more difficult to absorb and manage risk in the event of a clearing member's default.
Although our clearing houses have policies and procedures to help ensure that clearing members can satisfy their obligations, such policies and procedures may not succeed in preventing losses after a member or a counterparty’s default. In addition, although we believe that we have carefully analyzed the process for setting margins and our financial safeguards, it is a complex process and there is no guarantee that our procedures will adequately protect us from the risks of clearing these products. We cannot assure you that these measures and safeguards will be sufficient to protect us from a default or that we will not be materially and adversely affected in the event of a significant default. We have contributed our own capital to the guaranty fund of the clearing houses that could be used in the event of a default. Furthermore, the default of any one of the clearing members could subject our business to substantial losses and cause our customers to lose confidence in the guarantee of our clearing houses.
A decline in the value of securities held as collateral by our clearing houses or default by a sovereign government issuer could pose additional risks of default by clearing members.
Our clearing houses hold a substantial amount of assets as collateral, which comprise U.S. and other sovereign treasury securities. As of December 31, 2015, our clearing houses held $35.7 billion of non-cash collateral in U.S. and other sovereign treasury securities: $25.8 billion of this amount was comprised of U.S. Treasury securities, $2.0 billion of U.K. Treasury securities, $1.6 billion of French Treasury securities, $770 million of German Treasury securities, $719 million of Italian Treasury securities, and $4.8 billion of other European, Japanese and Tri-Party Treasury securities. Sovereign treasury securities have historically been viewed as one of the safest and most liquid securities for clearing houses to hold due to the perceived credit worthiness of major governments, although the markets for such securities have experienced significant volatility during the past decade. The markets for such treasury securities have experienced significant volatility recently related to on-going financial challenges in some of the major European countries and leading up to the U.S. government’s negotiations regarding tax increases, spending cuts and raising the debt ceiling, which is the maximum amount of debt that the U.S. government can legally incur. In addition, if there is a collapse of the euro, our clearing houses would face significant expenses in changing their systems and such an event could cause a credit contraction and major swings in asset prices and exchange rates. To mitigate this risk, our clearing houses currently apply a discount or "haircut" to the market values for all sovereign securities held as collateral; however, market conditions could change more quickly than we adjust the amount of the haircuts and the haircuts could be insufficient in the event of a sudden market event.
Notwithstanding the current intraday margin and valuation checks conducted by our clearing houses and our policies and practices to limit exposures, our clearing houses will need to continue to monitor the volatility and value of U.S. and other sovereign treasury securities because if the value of these securities declines significantly, our clearing houses will need to collect additional collateral from their clearing members, which may be difficult for the members to supply in a time of financial stress affected by an actual or threatened default by a sovereign government. In addition, our clearing houses may be required to impose a more significant discount on the value of sovereign treasury securities posted as collateral if there is uncertainty regarding the future value of these securities, which would trigger the need for additional collateral contributions by the clearing members. If a clearing member cannot supply the additional collateral, which may include cash deposits in a currency acceptable to the clearing house, the clearing house would deem the clearing member in default. If any clearing members default as a result of the reduction in value of their collateral, our clearing houses and trading business could suffer substantial losses as a result of the loss of our own capital that has been contributed to the clearing house’s guaranty fund and a loss of confidence by clearing members in the guaranty of the clearing house, resulting in a reduction in volumes of future cleared transactions.
Further, our clearing houses invest large sums through reverse repo transactions in connection with their clearing operations and may hold sovereign securities as security in connection with such investment transactions. Our clearing houses may also make time deposits with banks that are secured only to the value of FDIC insurance, which is small, and therefore, our deposits may in significant part be lost in the event one of these banks becomes insolvent.
Owning and operating equity exchanges exposes us to additional risks, including the regulatory responsibilities to which these businesses are subject.
Owning and operating equity exchanges exposes us to additional risks. Their revenues are primarily derived from market data, listing fees and trading activity. Adverse economic conditions and regulatory changes similar to those discussed above could result in decreased trading volume, discourage market participants from listing on our equity exchanges or cause them to forgo new offerings. Any of these could reduce our revenues, including market data revenue.
Our exchanges are operated as for-profit businesses but have certain regulatory responsibilities that must be fulfilled. Specifically, our exchanges are responsible for enforcing listed company compliance with applicable listing standards, overseeing regulatory policy determinations, rule interpretation and regulation-related rule development, and conducting trading reviews. Any failure by one of our exchanges with self-regulatory responsibility to comply with, and enforce compliance by their members, with exchange rules and securities laws could significantly harm our reputation, prompt regulatory scrutiny and adversely affect our business, financial condition and operating results.
We must allocate significant resources to fulfill our self-regulatory responsibilities. The for-profit exchanges' goal of maximizing stockholder value might contradict the exchanges' self-regulatory responsibilities. The listing of our common stock on the NYSE could potentially create a conflict between the exchange’s regulatory responsibilities to vigorously oversee the listing and trading of securities, on the one hand, and our commercial and economic interest, on the other hand. While we have structural protections to minimize these potential conflicts, we cannot be sure that such measures will be successful.
We may not be successful in offering new products or technologies or in identifying opportunities.
We intend to launch new products and continue to explore and pursue other opportunities to strengthen our business and grow our company. We may spend substantial time and money developing new product offerings or improving current product offerings. If these offerings are not successful, we may miss a potential market opportunity and not be able to recover the costs of such initiatives. Obtaining any required regulatory approval associated with these offerings may also result in delays or restrictions on our ability to fully benefit from these offerings. Further, we may enter into or increase our presence in markets that already possess established competitors who may enjoy the protection of high barriers to entry. Attracting customers in certain countries may also be subject to a number of risks, including currency exchange rate risk, difficulties in enforcing agreements or collecting receivables, longer payment cycles, compliance with the laws or regulations of these countries, and political and regulatory uncertainties.
In addition, in light of consolidation in the exchange, data services and clearing sectors and competition for opportunities, we may be unable to identify strategic opportunities or we may be unable to negotiate or finance any future acquisition successfully.

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
We have made substantial progress toward developing and deploying new technology platforms to improve our equity exchange business and data services business. We may experience disruptions or encounter unexpected challenges in deploying these new systems. Further, the costs to complete the remaining work may exceed our current expectations for those costs. Any significant cost increases or disruptions to product quality, sales effectiveness or client service or to our other business operations could have an adverse effect on our operations and results of operations.
Our compliance and risk management methods, as well as our fulfillment of our regulatory obligations, might not be effective.
Our ability to comply with complex and changing laws and rules is largely dependent on our establishment and maintenance of compliance, audit and reporting systems, as well as our ability to attract and retain qualified compliance and other risk management personnel. While we have policies and procedures to identify, monitor and manage our risks and regulatory obligations, we cannot assure you that our policies and procedures will always be effective or that we will always be successful in monitoring or evaluating the risks to which we are or may be exposed. Regulators periodically review our exchanges’ ability to self-regulate and our compliance with a variety of laws and regulations including self-regulatory standards. In particular, certain of our businesses acquired in the NYSE acquisition are subject to public notice procedures prior to making changes in operations, policies and procedures. If we fail to comply with any of these obligations, regulators could take a variety of actions that could impair our ability to conduct our business.
Our recent acquisition of Interactive Data exposes us to new regulatory requirements, specifically, Interactive Data Pricing and Reference Data LLC, or PRD LLC, one of its subsidiaries, is a registered investment adviser with the SEC with respect to its evaluated pricing services and is subject to significant regulatory obligations under the Investment Advisers Act of 1940, or Investment Advisers Act. None of our other businesses or subsidiaries are registered under the Investment Advisers Act. Compliance with the Investment Advisers Act and other regulatory requirements gives rise to costs and expenses and we cannot assure you that our systems and procedures are fully effective.
Our regulators have broad enforcement powers to censure, fine, issue cease-and-desist orders or prohibit us from engaging in some of our businesses. For example, we have paid a $5 million penalty to the SEC in 2014 and a $3 million penalty to the CFTC in 2015 as a result of enforcement actions brought by these regulators. We face the risk of significant intervention by regulatory authorities, including extensive examination and surveillance activity. Further, the implementation of new legislation or regulations, or changes in or unfavorable interpretations of existing regulations by courts or regulatory bodies, could require us to incur significant compliance costs and impede our ability to remain competitive and grow our business.
In the case of non-compliance or alleged non-compliance with applicable laws or regulations, we could be subject to investigations, proceedings and regulatory enforcement actions that may result in substantial penalties, settlements or civil lawsuits, including by customers, for damages which could be significant. Any of these outcomes would adversely affect our reputation, financial condition and operating results. In extreme cases, these outcomes could adversely affect our ability to continue to conduct our business.
We may be required to recognize impairments of our goodwill, other intangible assets or investments.
The determination of the value of goodwill and other intangible assets requires the use of estimates and assumptions that affect our consolidated financial statements. As of December 31, 2015, we had goodwill of $12.1 billion and net other intangible assets of $10.8 billion relating to our acquisitions, our purchase of trademarks and Internet domain names from various third parties, and the Russell licensing agreement. As of December 31, 2015, we also have $299 million in long-term investments relating to our equity security investment in Cetip, S.A., or Cetip. We recorded a $190 million impairment loss on our investment in Cetip during 2013 primarily due to the devaluation of the Brazilian real. Further, CDS trade execution revenues at Creditex have decreased over the last several years as trading volumes in the global CDS market have declined and CDS trading remains muted due to financial reform implementation and lower volatility in corporate credit markets. As of December 31, 2015, the Creditex customer relationship intangible asset had a remaining net book value of $61 million and will become fully amortized in August 2020. Based on the most recent recoverability test performed, the estimated future undiscounted cash flows exceeded the carrying value of the asset by 8%. We continue to monitor potential triggering events in our CDS trade execution business that could result in further testing for recoverability, and, if it was determined that the carrying value of the asset was not recoverable, an impairment of the asset would then be recorded.

We cannot assure you that we will not experience future events that may result in asset impairments. An impairment of the value of our existing goodwill, other intangible assets and other investments and assets could have a significant negative impact on our future operating results.
For additional information on our goodwill, other intangible assets and investments including impairment, refer to notes 5 and 7 to our consolidated financial statements and “- Critical Accounting Policies - Goodwill and Other Identifiable Intangible Assets” in Item 7 "- Management’s Discussion and Analysis of Financial Condition and Results of Operations", which are included in this Annual Report.
If we are unable to keep up with rapid changes in technology and client preferences, we may not be able to compete effectively.
To remain competitive, we must continue to enhance and improve the responsiveness, functionality, accessibility and reliability of our electronic platforms and our proprietary and acquired technology. The financial services industry is characterized by rapid technological change, change in use patterns, change in client preferences, frequent product and service introductions and the emergence of new industry standards and practices. These changes could render our existing proprietary technology uncompetitive or obsolete.
Further, we use some open-source software in our technology, most often as small components within a larger product or service, to augment algorithms, functionalities or libraries we create, and we may use more open-source software in the future. Open-source code is also contained in some third-party software we rely on. We could be subject to suits by parties claiming breach of the terms of the license for such open-source software. The terms of many open-source licenses are ambiguous and have not been interpreted by U.S. or other courts, and these licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our products and services.
We cannot assure you that we will successfully implement new technologies or adapt our proprietary technology to our clients’ requirements or emerging industry standards in a timely and cost-effective manner. Any failure to remain abreast of industry standards in technology and to be responsive to client preferences could cause our market share to decline and negatively impact our revenues.
Our business may be harmed by computer and communications systems failures and delays.
We support and maintain many of the systems that comprise our electronic platforms. Our failure to monitor or maintain these systems, or to find replacements for defective components within a system in a timely and cost-effective manner when necessary, could have a material adverse effect on our ability to conduct our business. Our customers rely on us for the delivery of time-sensitive, up-to-date and high-quality financial market data, analytics, and related solutions. Our timely, reliable delivery of high-quality products and services is subject to an array of technical production processes that enable our delivery platforms to leverage an extensive range of content databases. Our redundant systems or disaster recovery plans may prove to be inadequate in the event of a systems failure or cyber-security breach. Our systems, or those of our third party providers, may fail or be shut down or, due to capacity constraints, may operate slowly, causing one or more of the following:

•	unanticipated disruption in service to our participants;

•	slower response time and delays in our participants’ trade execution and processing;

•	failed settlement by participants to whom we provide trade confirmation or clearing services;

•	incomplete or inaccurate accounting, recording or processing of trades;

•	failure to complete the clearing house margin settlement process resulting in significant financial risk;

•	distribution of inaccurate or untimely market data to participants who rely on this data in their trading activity; and

•	financial loss.
We could experience system failures due to power or telecommunications failures, human error on our part or on the part of our vendors or participants, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, cyber attacks, intentional acts of vandalism or terrorism and similar events. If any one or more of these situations were to arise, they could result in damage to our business reputation and participant dissatisfaction with our electronic platform, which could prompt participants to trade elsewhere or expose us to litigation or regulatory sanctions. As a consequence, our business, financial condition and results of operations could suffer materially.

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
The secure transmission of confidential information and the ability to reliably transact on our electronic platforms and provide financial data services are critical elements of our operations. Some of our products and services involve the storage and transmission of proprietary information and sensitive or confidential client data, including client portfolio information. If anyone gains improper access to our electronic platforms, networks or databases, they may be able to steal, publish, delete or modify our confidential information or that of a third party. Our networks and those of our participants, third party service providers and external market infrastructures may be vulnerable to compromise, security technology failure, social engineering, denial of service attacks, or other security failures resulting in loss of data integrity, information disclosure, unavailability, or fraud. Recently, the financial services industry has been targeted for purposes of political protest, activism and fraud. Further, former employees of certain companies in the financial sector have misappropriated trade secrets or stolen source code in the past, and we could be a target for such illegal acts in the future. There also may be system or network disruptions if new or upgraded systems are defective or not tested and installed properly.
Although we have not been the victim of cyber-attacks or other cyber incidents that have had a material impact on our operations or financial condition, we have from time to time experienced cyber security events including distributed denial of service attacks, malware infections, phishing, web attacks and other information technology incidents that are typical for a financial services company of our size. Though it did not result in a material impact, we experienced a distributed denial of service attack on our website in October 2014 that temporarily disrupted inbound Internet traffic and was reportable to regulatory authorities. We operate an Information Security program that is designed to prevent, detect, track, and mitigate cyber incidents and that has detected and mitigated such incidents in the past. Although we intend to implement additional industry standard security measures in the future to the extent necessary to maintain the effectiveness of our Information Security program, we cannot assure you that these measures will be sufficient to protect our business against attacks, losses or reduced trading volume in our markets as a result of any security breach, hacking or cyber-attack. Any such attacks could result in reputational damage, cause system failures or delays that could cause us to lose customers, cause us to experience lower current and future trading volumes or incur significant liabilities, or have a negative impact on our competitive position. Additionally, current and future security measures may involve significant costs to purchase and maintain, which could adversely impact our net income.
We currently have a substantial amount of outstanding indebtedness which could restrict our ability to engage in additional transactions or incur additional indebtedness.
Following our acquisition of NYSE and Interactive Data, we have a significant amount of indebtedness outstanding on a consolidated basis. As of December 31, 2015, we had $7.3 billion of outstanding debt. This level of indebtedness could have important consequences to our business, including making it more difficult to satisfy our debt obligations, increasing our vulnerability to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and restricting us from pursuing certain business opportunities. As we use our available resources to reduce and refinance our consolidated debt, our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and our ability to pursue future business opportunities may be further restrained. In addition, the terms of our debt facilities contain affirmative and negative covenants, including a leverage ratio test and certain limitations on the incurrence of additional debt or the creation of liens and other matters.
Our long-term debt is currently rated by Moody’s Investor Services and Standard & Poor’s. These ratings agencies regularly evaluate us and our credit ratings based on a number of quantitative and qualitative factors, including our financial strength and conditions affecting the financial services industry generally. Our credit ratings remain subject to change at any time, and it is possible that a ratings agency may take action to downgrade our credit ratings in the future. In particular, our inability to sustain reduced debt on a consolidated basis may result in a downgrade of our credit ratings. In addition, a significant downgrade of our credit rating could impact the regulatory status of our clearing houses and make parties less willing to do business with our clearing houses and exchanges, and could negatively impact our ability to access the capital markets and increase the cost of any future debt funding we may obtain.
Damage to our reputation resulting from our administration of LIBOR could adversely affect our business.
Our subsidiary IBA is the administrator for various benchmarks, including LIBOR. IBA's administration of LIBOR is the result of the LIBOR scandal, which was a series of fraudulent actions taken by banks that were submitting false LIBOR rates to profit from trades, or to give the impression that the banks were more creditworthy than they were. Any failures or negative publicity resulting from our administration of LIBOR or other benchmarks could result in a loss of confidence in the administration of these benchmarks and could harm our reputation.
Fluctuations in foreign currency exchange rates may adversely affect our financial results.
Since we conduct operations in several different countries, including the U.S., U.K., continental Europe and Canada, substantial portions of our revenues, expenses, assets and liabilities are denominated in U.S. dollars, pounds sterling, euros and Canadian dollars. Because our consolidated financial statements are presented in U.S. dollars, we must translate non-U.S. dollar denominated revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against the other currencies may affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies.
The European debt crisis and related European financial restructuring efforts have contributed to instability in global credit markets and resulted in a decline in the value of the pounds sterling and euro relative to the U.S. dollar. If global economic and market conditions, or economic conditions in the U.K., continental Europe, the U.S. or other key markets remain uncertain or deteriorate further, the value of the pounds sterling and euro and the global credit markets may further weaken. General financial instability in countries in the European Union, including Greece, could have a contagion effect on the region and contribute to the general instability and uncertainty in the European Union. Events that adversely affect our U.K. and continental European clients and suppliers could in turn have a materially adverse effect on our international business results and our results of operations.
For additional information on our foreign currency exchange rate risk, refer to “- Foreign Currency Exchange Rate Risk” in Item 7A - Quantitative and Qualitative Disclosures About Market Risk, which are included in this Annual Report.
Owning and operating voice broker businesses exposes us to additional risk, and these businesses are largely dependent on their broker-dealer clients.
Our voice broker business is primarily transaction-based, and it provides brokerage services to clients primarily in the form of agency transactions, although it also engages in a limited number of matched principal transactions. In agency transactions, customers pay transaction fees for trade execution services in which we connect buyers and sellers who settle their transactions directly. In matched principal transactions (also known as “risk-less principal” transactions), we agree to buy instruments from one customer and sell them to another customer. The amount of the fee generally depends on the spread between the buy and sell price of the security that is brokered. The majority of transactions by Creditex and Creditex Brokerage, which are the subsidiaries that engage in our voice broker business, are agency transactions, and the matched principal transactions accounted for 4.0% of the total transactions for Creditex and Creditex Brokerage for the year ended December 31, 2015. With respect to matched principal transactions, a counterparty to a matched principal transaction may fail to fulfill its obligations, or Creditex or Creditex Brokerage may face liability for an unmatched trade. Declines in trading volumes in credit derivatives would adversely affect the revenues we derive from Creditex. We also face the risk of not being able to collect transaction or processing fees charged to customers for brokerage services and processing services we provide.
We may face liability for content contained in our data products and services.
We may be subject to claims for breach of contract, defamation, libel, copyright or trademark infringement, fraud or negligence, or based on other theories of liability, in each case relating to the data, articles, commentary, ratings, information or other content we distribute in our financial data services. If such data or other content or information that we distribute has errors, is delayed or has design defects, we could be subject to liability or our reputation could suffer. We could also be subject to claims based upon the content that is accessible from our corporate website or those websites that we own and operate through links to other websites. Use of our products and services as part of the investment process creates the risk that clients, or the parties whose assets are managed by our clients, may pursue claims against us for significant amounts. Any such claim, even if the outcome were to be ultimately favorable to us, could involve a significant commitment of our management, personnel, financial and other resources and could have a negative impact on our reputation. Such claims and lawsuits could have a material adverse effect on our business, financial condition or results of operations. In addition, we license and redistribute data and content from various third parties. Our data and content suppliers may audit our use and our clients' use and payment for data and content and may assert that we or our clients owe additional amounts under the terms of the license agreements or that we or our clients used the data or content in a manner that exceeded the scope of the license agreement. We may incur costs to investigate any such allegations and we may be required to make unexpected payments to these data and content suppliers.
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
We rely on third party providers and other suppliers for a number of services that are important to our business. An interruption or cessation of an important service, data or content supplied by any third party, or the loss of an exclusive license, could have a material adverse effect on our business.
We depend on a number of suppliers, such as online service providers, hosting service and software providers, data processors, software and hardware vendors, banks, local and regional utility providers, and telecommunications companies, for elements of our trading, clearing, data services and other systems. We rely on access to certain data used in our business through licenses with third parties, and we rely on a large international telecommunications company for the provision of hosting services. We also depend on third-party suppliers for data and content, including data received from certain competitors, clients, various government and public record services and financial institutions, used in our products and services. Some of this data is exclusive to particular suppliers and may not be obtained from other suppliers. In addition, our data suppliers could enter into exclusive contracts with our competitors without our knowledge. The general trend toward industry consolidation may increase the risk that these services may not be available to us in the future. If these companies were to discontinue providing services to us for any reason or fail to provide the type of service agreed to, we would likely experience significant disruption to our business and may be subject to litigation by our clients or increased regulatory scrutiny or regulatory fines. Our third party data suppliers perform audits on us from time to time in the ordinary course of business to determine if data we license for redistribution has been properly accounted for in accordance with the terms of the applicable license agreement. As a result of these audits, we may incur additional expenses.
Many of our clients also rely on third parties to provide them with systems necessary to access our trading platform. If these companies were to discontinue providing services to our clients for any reason, we may experience a loss of revenue associated with our clients’ inability to transact with our businesses. We hold exclusive licenses to list various index futures and contracts. In the future, litigation or regulatory action may limit the right of owners to grant exclusive licenses for index futures and contracts trading to a single exchange, and our competitors may succeed in providing economically similar products in a manner or jurisdiction not otherwise covered by our exclusive license. MiFID II introduced a harmonized approach to the licensing of services relating to commodity derivatives across Europe and the legislation requires open access to any benchmarks (a benchmark is an index or other measure used to determine the value of a financial instrument, for example, LIBOR or the S&P 500) used in Europe. If unlicensed trading of any index product where we hold an exclusive license were permitted, we could lose trading volume for these products which would adversely affect our revenues associated with the license and the related index products.
We are subject to significant litigation and liability risks.
Many aspects of our business, and the businesses of our participants, involve substantial risks of liability. These risks include, among others, potential liability from disputes over terms of a trade and the claim that a system failure or delay caused monetary loss to a participant or that an unauthorized trade occurred. For example, dissatisfied market participants that have traded on our electronic platform or those on whose behalf such participants have traded, may make claims regarding the quality of trade execution, or allege improperly confirmed or settled trades, abusive trading practices, security and confidentiality breaches, mismanagement or even fraud against us or our participants. In addition, because of the ease and speed with which sizable trades can be executed on our electronic platform, participants can lose substantial amounts by inadvertently entering trade orders or by entering them inaccurately. A large number of significant error trades could result in participant dissatisfaction and a decline in participant willingness to trade in our electronic markets. In addition, we are subject to various legal disputes, some of which we are involved in due to acquisition activity. We could incur significant expenses defending claims, even those without merit, which could adversely affect our financing condition and operating results. An adverse resolution of any lawsuit or claim against us may require us to pay substantial damages or impose restrictions on how we conduct business, either of which could adversely affect our business, financial condition and operating results. See note 13 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report, for a summary of our legal proceedings and claims.
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
We are a legal entity separate and distinct from our operating subsidiaries. Our principal source of cash flow, including cash flow to pay dividends to our stockholders and principal and interest on our outstanding debt, is dividends from our subsidiaries. There are statutory and regulatory limitations on the payment of dividends by certain of our subsidiaries to us. If our subsidiaries are unable to make dividend payments to us and sufficient cash or liquidity is not otherwise available, we may not be able to make dividend payments to our stockholders, principal and interest payments on our outstanding debt or repurchase shares of our common stock. Further, we have guaranteed the payment of certain obligations by our subsidiary, NYSE Holdings, LLC. This guarantee may require us to provide substantial funds or assets to creditors of our subsidiaries at a time when we are in need of liquidity to fund our own obligations and may affect our ability to make dividend payments to our stockholders, principal and interest payments on our outstanding debt or repurchase shares of our common stock.
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
 ITEM 1 (B).    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
The net book value of our property was $1.0 billion as of December 31, 2015. Our intellectual property is described under the heading in Item 1 “- Business -Technology”. In addition to our intellectual property, our other primary assets include buildings, computer equipment, corporate aircraft, software, and internally developed software. We own an array of computers and related equipment.
Our headquarters and principal executive offices are located in Atlanta, Georgia and New York, New York. We currently occupy 270,000 square feet of office space in Atlanta in a building that we own that serves as our Atlanta headquarters. Our New York headquarters are located at 11 Wall Street, where we occupy 370,000 square feet of office space in a building we own. In total, we maintain 2.4 million square feet in offices primarily throughout the U.S., U.K., continental Europe, Asia, Israel and Canada. Our principal offices consist of the properties described below.

Location	Owned/Leased	Lease Expiration	Approximate Size
5660 New Northside Drive Atlanta, Georgia	Owned	N/A	270,000 sq. ft.
11 Wall Street New York, New York	Owned	N/A	370,000 sq. ft.
Basildon, U.K.	Owned	N/A	315,000 sq. ft.
Mahwah, New Jersey	Leased	2029	395,000 sq. ft.
60 Codman Hill Road Boxborough, Massachusetts	Leased	2018	100,000 sq. ft.
55 East 52nd Street New York, New York	Leased	2028	93,000 sq. ft.
32 Crosby Drive Bedford, Massachusetts	Leased	2026	82,000 sq. ft.
Milton Gate London, U.K.	Leased	2024	70,000 sq. ft.
Fitzroy House London, U.K.	Leased	2025	65,000 sq. ft.
100 Church Street New York, New York	Leased	2024	65,000 sq. ft.
Sandweg 94 Frankfurt, Germany	Leased	2019	58,000 sq. ft.
353 North Clark Street Chicago, Illinois	Leased	2027	57,000 sq. ft.
In addition to the above, we currently lease an aggregate of 438,000 square feet of administrative, sales and disaster preparedness facilities in various cities around the word. We believe that our facilities are adequate for our current operations and that we will be able to obtain additional space as and when it is needed.

ITEM 3.    LEGAL PROCEEDINGS
We are subject to legal proceedings and claims that arise in the ordinary course of business. Typically, we do not believe that the resolution of these ordinary course matters will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to the legal proceedings and claims. See note 13 to the consolidated financial statements in Part II, Item 8 of this Annual Report for a summary of our legal proceedings and claims.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Approximate Number of Holders of Common Stock
As of February 2, 2016, there were approximately 678 holders of record of our common stock.
Dividends
The declaration of dividends is subject to the discretion of our board of directors, and may be affected by various factors, including our future earnings, financial condition, capital requirements, levels of indebtedness, credit ratings and other considerations our board of directors deem relevant. Our board of directors has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be determined quarterly by the board or audit committee of the board of directors taking into account such factors as our evolving business model, prevailing business conditions and our financial results and capital requirements, without a predetermined annual net income payout ratio. During the year ended December 31, 2015, we paid dividends of $2.90 per share of our common stock in the aggregate, including a quarterly dividend for the first quarter of 2015 of $0.65 per share and quarterly dividends for the next three quarters of 2015 of $0.75 per share, for an aggregate payout of $331 million in 2015, which includes the payment of dividend equivalents. Subsequently, in February 2016, the board authorized a 13% increase in our quarterly cash dividend from $0.75 per share to $0.85 per share, payable in the first quarter of 2016.
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
None of the indentures governing our and our subsidiaries’ outstanding indebtedness contain specific covenants restricting our ability, or the ability of our subsidiaries, to pay dividends absent a default on such indebtedness. Our senior unsecured revolving credit facility in the aggregate amount of $3.4 billion, however, limits our ability to declare and make dividend payments, and other distributions of our cash, property or assets, if a default under the applicable facility has occurred and is continuing, or would occur as a result of our declaration and payment of any dividend or other distribution. Our senior unsecured revolving credit facility contains customary financial and operating covenants that place restrictions on our operations, including our maintenance of specified total leverage and interest coverage ratios, which could indirectly affect our ability to pay dividends. Refer to note 9 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report, for more information on our debt facilities.
Price Range of Common Stock
Our common stock trades on the New York Stock Exchange under the ticker symbol “ICE”. On February 2, 2016, our common stock traded at a high of $265.75 per share and a low of $262.31 per share. The following table sets forth the quarterly high and low sale prices for the periods indicated for our common stock on the New York Stock Exchange.

	Common Stock Market Price
	High	Low
Year Ended December 31, 2014
First Quarter	$229.50	$195.34
Second Quarter	$207.00	$185.70
Third Quarter	$205.13	$182.40
Fourth Quarter	$228.79	$193.42
Year Ended December 31, 2015
First Quarter	$240.05	$202.24
Second Quarter	$242.96	$221.16
Third Quarter	$246.39	$220.28
Fourth Quarter	$266.74	$224.64

 Equity Compensation Plan Information
The following table provides information about our common stock that has been or may be issued under our equity compensation plans as of December 31, 2015:

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

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)		Weighted average exercise price of outstanding options (b)		Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	2,069,567	(1)	$160.18	(1)	3,598,433
Equity compensation plans not approved by security holders(2)	25,620	(2)	$56.33	(2)	—
TOTAL	2,095,187		$159.66		3,598,433

(1)
The 2000 Stock Option Plan was approved by our stockholders in June 2000. The 2009 Omnibus Incentive Plan was approved by our stockholders on May 14, 2009. The Intercontinental Exchange Holdings, Inc. 2013 Omnibus Employee Incentive Plan and the Intercontinental Exchange Holdings, Inc. 2013 Omnibus Non-Employee Director Incentive Plan were approved by our stockholders in May 2013. The shareholders of NYSE approved the NYSE Amended and Restated Omnibus Incentive Plan on April 25, 2013. Of the 2,069,567 securities to be issued upon exercise of outstanding options and rights, 770,679 are options with a weighted average exercise price of $160.18 and the remaining 1,298,888 securities are restricted stock shares that do not have an exercise price. Of the 1,298,888 restricted stock shares to be issued, 242,284 shares were originally granted under the NYSE Amended and Restated Omnibus Incentive Plan.

(2)
This category includes the 2003 Restricted Stock Deferral Plan for Outside Directors and the Creditex Amended and Restated 1999 Stock Options/Stock Issuance Plan. It also includes the NYSE 2006 Stock Incentive Plan, subsequent to our acquisition of NYSE. Of the 25,620 securities to be issued upon exercise of outstanding options and rights, 3,873 are options with a weighted average exercise price of $56.33 and the remaining 21,747 securities are restricted stock shares that do not have an exercise price. None of the 3,873 options to be issued were originally granted under the 2006 NYSE Stock Incentive Plan. For more information concerning these plans, see note 10 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report.

Unregistered Sales of Equity Securities
On December 11, 2015, we issued 2,527,658 shares of common stock to the sellers of Trayport in a private placement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. On December 11, 2015, we filed a prospectus supplement with the SEC to register these securities for resale by the selling stockholders, in order to fulfill our obligations under a registration rights agreement with the selling stockholders.
On December 14, 2015, in connection with the acquisition of Interactive Data, we issued to the stockholders of Interactive Data, 6,451,547 shares of common stock without registration under the Securities Act in reliance on the private offering exemption provided by Section 4(2) thereof. On December 15, 2015, we filed a prospectus supplement with the SEC to register these securities for resale by the selling stockholders, in order to fulfill our obligations under a registration rights agreement with the selling stockholders.
We did not receive any proceeds as a result of the issuance or subsequent resale of the shares of common stock issued in connection with the Trayport and Interactive Data acquisitions.
Stock Repurchases
The table below sets forth the information with respect to purchases made by or on behalf of ICE or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended December 31, 2015.

Period (2015)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)(1)
October 1 - October 31	232,795	$235.68	6,100,253	$137
November 1 - November 30	—	n/a	6,100,253	$137
December 1 - December 31	—	n/a	6,100,253	$137
Total	232,795	$235.68	6,100,253	$137

(1)
In September 2014, we entered into a Rule 10b5-1 trading plan as authorized by our board of directors permitting open market repurchases of our common stock based on certain parameters described in the trading plan. In connection with our acquisition of Interactive Data during the fourth quarter of 2015, we suspended purchases under our Rule 10b5-1 trading plan. The trading plan expired at the end of December 2015. During the year ended December 31, 2015, we repurchased 2,868,769 shares of our outstanding common stock under the Rule 10b5-1 trading plan at a cost of $660 million. The shares repurchased are held in treasury stock. As of December 31, 2015, the remaining board authorization permits repurchases of up to $137 million of our common stock with no fixed expiration date. We plan to use our excess cash to pay down outstanding debt in the near future.

ITEM 6.    SELECTED FINANCIAL DATA

The following tables present our selected consolidated financial data as of and for the dates and periods indicated. We derived the selected consolidated financial data set forth below for the years ended December 31, 2015, 2014 and 2013 and as of December 31, 2015 and 2014 from our audited consolidated financial statements, which are included elsewhere in this Annual Report. We derived the selected consolidated financial data set forth below for the years ended December 31, 2012 and 2011 and as of December 31, 2013, 2012 and 2011 from our audited consolidated financial statements, which are not included in this Annual Report. The selected consolidated financial data presented below is not indicative of our future results for any period. The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and Item 7, “- Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In millions, except for per share data)
Consolidated Statement of Income Data(1)
Revenues:
Transaction and clearing fees, net(2)	$3,228	$3,144	$1,393	$1,185	$1,176
Data services fees(3)	871	691	246	161	134
Listing fees	405	367	33	—	—
Other revenues(3)	178	150	58	17	17
Total revenues	4,682	4,352	1,730	1,363	1,327
Transaction-based expenses(2)	1,344	1,260	132	—	—
Total revenues, less transaction-based expenses	3,338	3,092	1,598	1,363	1,327
Operating expenses:
Compensation and benefits	611	592	302	251	250
Technology and communication	203	188	63	46	48
Professional services	139	181	54	33	35
Rent and occupancy	57	78	39	19	19
Acquisition-related transaction and integration costs(4)	88	129	143	19	16
Selling, general and administrative	116	143	51	37	34
Depreciation and amortization	374	333	156	131	132
Total operating expenses	1,588	1,644	808	536	534
Operating income	1,750	1,448	790	827	793
Other expense, net(5)	97	41	286	37	33
Income from continuing operations before income tax expense	1,653	1,407	504	790	760
Income tax expense(6)	358	402	184	228	238
Income from continuing operations	1,295	1,005	320	562	522
Income (loss) from discontinued operations, net of tax(7)	—	11	(50)	—	—
Net income	$1,295	$1,016	$270	$562	$522
Net income attributable to non-controlling interest	(21)	(35)	(16)	(10)	(12)
Net income attributable to ICE(8)	$1,274	$981	$254	$552	$510
Basic earnings (loss) per share attributable to ICE common shareholders:
Continuing operations(8)	$11.45	$8.50	$3.88	$7.59	$6.97
Discontinued operations(7)	—	0.10	(0.64)	—	—
Basic earnings per share	$11.45	$8.60	$3.24	$7.59	$6.97
Basic weighted average common shares outstanding(9)	111	114	78	73	73
Diluted earnings (loss) per share attributable to ICE common shareholders:
Continuing operations(8)	$11.39	$8.46	$3.84	$7.52	$6.90
Discontinued operations(7)	—	0.09	(0.63)	—	—
Diluted earnings per share	$11.39	$8.55	$3.21	$7.52	$6.90
Diluted weighted average common shares outstanding(9)	112	115	79	73	74
Dividend per share	$2.90	$2.60	$0.65	$—	$—

(1)
We acquired several companies during the periods presented and have included the financial results of these companies in our consolidated financial statements effective from the respective acquisition dates. Refer to note 3 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report, for more information on some of these acquisitions, including the acquisitions of Interactive Data on December 14, 2015 and NYSE on November 13, 2013.

(2)
Our transaction and clearing fees are presented net of rebates paid to our customers. We also report transaction-based expenses relating to Section 31 fees and payments made for routing services and to certain U.S. equities liquidity providers. For the years ended December 31, 2014 and 2013, we have reclassified $131 million and $14 million, respectively, of transaction based expenses in transaction and clearing fees, net to transaction based expenses. The amounts reclassified to transaction based expenses relate to certain derivative transactions. For a discussion of these rebates, see Item 7 “- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Revenues” included elsewhere in this Annual Report.

(3)
For the years ended December 31, 2014, 2013, 2012 and 2011, we have reclassified certain revenues in other revenues to data services fee revenues. The revenues reclassified to data services fees include certain NYSE connectivity fees and colocation service revenues.

(4)
Acquisition-related transaction and integration costs relate to acquisitions and other strategic opportunities. The acquisition-related transaction costs include fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms, deal-related bonuses to certain of our employees, as well as costs associated with credit facilities and other external costs directly related to the transactions. We also incurred integration costs during the years ended December 31, 2015, 2014 and 2013 relating to our NYSE acquisition, primarily related to employee termination costs, costs incurred relating to the IPO of Euronext and the sale of NYSE Technologies, transaction-related bonuses and professional services costs incurred relating to the NYSE integration.

(5)
Other income (expense), net during the year ended December 31, 2015 includes $15 million in net litigation settlements and accruals. Other income (expense), net during the year ended December 31, 2014 includes $25 million in equity method income from our equity investment in OCC. Other income (expense), net during the year ended December 31, 2013 includes a $190 million impairment loss on our Cetip investment and a $51 million expense relating to the early payoff of outstanding debt. For a discussion of these items, see Item 7 “- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-Operating Income (Expenses)” included elsewhere in this Annual Report.

(6)
The decrease in the income tax expense for the year ended December 31, 2015 is primarily due to the deferred tax benefit associated with future U.K. income tax rate reductions along with certain favorable settlements with various taxing authorities. For a discussion of these items, see Item 7 “- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Income Tax Provision” included elsewhere in this Annual Report.

(7)
During the year ended December 31, 2014, we sold 100% of our wholly-owned subsidiary, Euronext, in connection with Euronext's IPO, and we sold our entire interest in three companies that comprised the former NYSE Technologies (NYFIX, Metabit and Wombat). We treated the sale of these entities as discontinued operations for all periods presented from their acquisition on November 13, 2013 to their dispositions. See Item 7 “- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations” and note 16 to our consolidated financial statements and related notes, both of which are included elsewhere in this Annual Report, for more information regarding the sale of Euronext and the three NYSE Technologies businesses and their presentation as discontinued operations.

(8)
Our results include certain items that are not reflective of our cash operations and core business performance. Excluding these items, net of taxes, net income attributable to ICE from continuing operations for the year ended December 31, 2015 would have been $1.4 billion; and, basic earnings per share and diluted earnings per share from continuing operations attributable to ICE common shareholders would have been $12.21 and $12.15, respectively. See Item 7 “- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” included elsewhere in this Annual Report for more information on these items.

(9)
The weighted average common shares outstanding increased in 2014 and 2013 over the prior year periods primarily due to stock issued for the NYSE acquisition, partially offset by stock repurchases, and then decreased in 2015 due to stock repurchases, partially offset by stock issued for the Interactive Data and Trayport acquisitions. We issued 42.4 million shares of our common stock to NYSE stockholders, 6.5 million shares of our common stock to Interactive Data stockholders and 2.5 million shares of our common stock to Trayport stockholders, weighted to show these additional shares outstanding for all periods after the respective acquisition dates.

	As of December 31,
	2015	2014	2013	2012	2011
	(In millions)
Consolidated Balance Sheet Data
Cash and cash equivalents(1)	$627	$652	$961	$1,612	$823
Margin deposits and guaranty fund assets(2)	51,169	47,458	42,216	31,883	31,556
Total current assets(3)	53,313	50,232	44,269	33,750	32,605
Goodwill and other intangible assets, net(3)	22,837	16,315	18,512	2,737	2,757
Total assets(3)	77,987	68,254	64,422	37,215	36,148
Margin deposits and guaranty fund liabilities(2)	51,169	47,458	42,216	31,883	31,556
Total current liabilities(3)	54,743	50,436	44,321	32,246	31,800
Short-term and long-term debt(1)	7,308	4,277	5,058	1,132	888
Equity(1)	14,840	12,392	12,381	3,677	3,162

(1)
The increase in our equity and our debt as of December 31, 2015 primarily relates to our acquisitions of Interactive Data and Trayport. The decrease in our cash and cash equivalents and the increase in our debt as of December 31, 2013 primarily relates to our acquisition of NYSE. Refer to notes 3 and 9 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report, for more information on these items.

(2)
Clearing members of our clearing houses are required to deposit original margin and variation margin and to make deposits to a guaranty fund. The cash deposits made to these margin accounts and to the guaranty fund are recorded in the consolidated balance sheet as current assets with corresponding current liabilities to the clearing members that deposited them. Refer to note 12 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report, for more information on these items.

(3)
The increase in the goodwill and other intangible assets as of December 31, 2015, as well as to our assets and liabilities, primarily relates to our acquisitions of Interactive Data and Trayport. The increase in the goodwill and other intangible assets as of December 31, 2013, as well as to our assets and liabilities, primarily relates to our acquisition of NYSE. Refer to notes 3 and 7 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report, for more information on our acquisitions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. See the factors set forth under the heading "Forward Looking Statements" at the beginning of this Annual Report and in Item 1(A) under the heading “Risk Factors.” The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information contained in Item 6 “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report.
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
Our exchanges include futures exchanges in the U.S., U.K., continental Europe, Canada and Singapore and cash equities exchanges and equity options exchanges in the U.S. We operate OTC markets for physical energy and CDS. We operate central counterparty clearing houses serving the global derivatives markets in the U.S., U.K., continental Europe, Canada and Singapore. In addition, we offer a range of data and connectivity services to our global financial and commodity markets and clearing houses. Following our December 2015 acquisition of Interactive Data, our suite of data products includes an expanded range of fixed income pricing and reference data, analytics and trading service offerings. Through our trading, clearing, listings, data services and post-trade platforms, we bring together buyers and sellers by offering liquid markets, benchmark products, access to capital markets, information, and a range of related services to support market participants’ investing, risk management and capital raising activities.
Our business is currently conducted as a single reportable business segment and the majority of our identifiable assets are located in the U.S., U.K., continental Europe, Asia, Israel and Canada.

Recent Developments
Acquisitions
Interactive Data Acquisition
On December 14, 2015, we acquired 100% of Interactive Data in a stock and cash transaction. The total purchase price was $5.6 billion, comprised of cash consideration of $4.1 billion and 6.5 million shares of our common stock, and their results are included in our consolidated results effective from the acquisition date. The cash consideration is gross of $301 million of cash held by Interactive Data on the date of the acquisition. The cash consideration was funded from $2.5 billion of net proceeds received on November 24, 2015 in connection with the offering of new senior notes and $1.6 billion of borrowing under our commercial paper program. Refer to note 3 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report, for more information on this acquisition.
Interactive Data is a leading provider of financial market data, analytics and related trading solutions, serving the mutual fund, bank, asset management, hedge fund, securities and financial instrument processing and administration sectors. The acquisition builds on our global market data growth strategy by expanding the markets served, adding technology platforms and increasing new data and valuation services. The combined company will offer customers efficiencies in accessing data on an integrated platform while serving the growing demand for data, analysis, valuation and connectivity globally.
Trayport Acquisition
On December 11, 2015, we acquired 100% of Trayport in a stock transaction. The total purchase price was $620 million, comprised of 2.5 million shares of our common stock, and their results are included in our consolidated results effective from the acquisition date. Refer to note 3 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report, for more information on this acquisition.
Trayport licenses its technology to serve brokers, exchanges and traders to facilitate electronic and hybrid trade execution primarily in the energy markets. The transaction is expected to enable us to provide new technology and software-related services to our energy customers.
NYSE Acquisition and Related Transactions
On November 13, 2013, we acquired 100% of NYSE for $11.1 billion, comprised of cash consideration of $2.7 billion and 42.4 million shares of our common stock, and their results are included in our consolidated results effective from the acquisition date. Refer to note 3 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report, for more information on this acquisition.
We successfully transitioned all of the Liffe futures and options contracts to ICE Futures Europe during the year ended December 31, 2014. These products are now made available for trading on ICE Futures Europe via the ICE trading platform. The clearing transition of the Liffe products to ICE Clear Europe was completed in July 2013.
On June 24, 2014, we sold an aggregate 65.8 million shares of common stock of Euronext, representing 94% of all outstanding shares, in three transactions. The three transactions include our sale of 42.2 million shares of Euronext common stock in an initial public offering, or IPO, at €20 per share, 23.4 million shares of Euronext common stock to a group of European institutional investors at €19.20 per share, and 0.2 million shares of Euronext common stock to eligible Euronext employees at €16 per share. On December 9, 2014, we sold our remaining 4.2 million shares of Euronext common stock, representing 6% of the outstanding shares of Euronext, for €95 million ($118 million). We no longer hold any shares of Euronext stock and these four transactions generated an aggregate €1.5 billion ($2.1 billion) of net cash proceeds for us. The net cash proceeds received included cash of $220 million distributed from Euronext as part of the separation of Euronext from us. Euronext was comprised of continental European-based exchanges acquired by us as part of the NYSE acquisition.
NYSE previously operated a commercial technology business, NYSE Technologies, which offered transaction, data and infrastructure services, and managed solutions for market participants. During the year ended December 31, 2014, we sold NYFIX, Metabit and Wombat, the three companies that comprised NYSE Technologies. These sales completed our previously announced intention to divest non-core NYSE Technologies assets.
The results of Euronext, NYFIX, Metabit and Wombat are reflected as discontinued operations in the consolidated financial statements. See “- Discontinued Operations” below. We used the net cash proceeds from the IPO and sales to repay debt, invest in growth initiatives, pursue strategic investments and return capital to shareholders via dividends and share repurchases. See “- Debt”

below. Also, refer to note 16 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report, for more information on the IPO and sales and the presentation of the results as discontinued operations.
Other Acquisitions
During the year ended December 31, 2014, we acquired 100% of the outstanding common stock of ICE Futures Singapore (formerly Singapore Mercantile Exchange), SuperDerivatives and True Office and acquired 75% of the outstanding common stock of ICE Clear Netherlands (formerly Holland Clearing House). ICE Futures Singapore operates commodity futures markets and a clearing house in Singapore. SuperDerivatives is a leading provider of risk management analytics, financial market data and valuation services. True Office is a developer of interactive technology-driven training services used for compliance and risk management, sales training, customer support and professional development. ICE Clear Netherlands is a continental European clearing house. Refer to note 3 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report, for more information on these acquisitions.
Consolidated Financial Highlights
The following summarizes our results and significant changes in our consolidated financial performance for the periods presented (dollars in millions, except per share amounts):

	Year Ended December 31,			Year Ended December 31,
	2015	2014	Change	2014	2013	Change
Total revenues, less transaction-based expenses	$3,338	$3,092	8%	$3,092	$1,598	93%
Total operating expenses	$1,588	$1,644	(3)%	$1,644	$808	103%
Adjusted operating expenses(1)	$1,365	$1,389	(2)%	$1,389	$605	129%
Operating income	$1,750	$1,448	21%	$1,448	$790	83%
Adjusted operating income(1)	$1,973	$1,703	16%	$1,703	$993	72%
Operating margin	52%	47%	5 pts	47%	49%	(2 pts)
Adjusted operating margin(1)	59%	55%	4 pts	55%	62%	(7 pts)
Other expense, net	$97	$41	134%	$41	$286	(85)%
Income tax expense	$358	$402	(11)%	$402	$184	119%
Effective tax rate	22%	29%	(7 pts)	29%	37%	(8 pts)
Income from continuing operations	$1,295	$1,005	29%	$1,005	$320	214%
Adjusted net income from continuing operations attributable to ICE(1)	$1,359	$1,104	23%	$1,104	663	67%
Income (loss) from discontinued operations, net of tax	$—	$11	n/a	$11	$(50)	n/a
Net income attributable to ICE	$1,274	$981	30%	$981	$254	286%
Diluted earnings per share attributable to ICE common shareholders from continuing operations	$11.39	$8.46	35%	$8.46	$3.84	120%
Adjusted diluted earnings per share attributable to ICE common shareholders from continuing operations(1)	$12.15	$9.63	26%	$9.63	$8.38	15%
Cash flows from operating activities of continuing operations	$1,311	$1,463	(10)%	$1,463	$714	105%

(1) The adjusted numbers in the table above are calculated by excluding items that are not reflective of our cash operations and core business performance, net of taxes, as applicable. As a result, these adjusted numbers are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Financial Measures” below.

•
Total revenues, less transaction-based expenses, increased $246 million for the year ended December 31, 2015, from the comparable period in 2014, primarily due to increases in the data services fee revenues, listing fee revenues and Brent crude futures and options transaction and clearing revenues. The data services fee revenues increase was partially due to $50 million in data services fee revenues from Interactive Data and Trayport during the year ended December 31, 2015, subsequent to their acquisitions in December 2015. These increases were partially offset by decreases in certain interest rate futures and options transaction and clearing revenues compared to the prior year periods. See “- Revenues” below for further information as well as a discussion of the other changes in revenues. Also offsetting the revenue increases were the impacts of a strengthening U.S. dollar on our foreign currency exchange rates (primarily for those revenues billed in pounds sterling and euros), which reduced our revenues by $55 million for the year ended December 31, 2015, from the comparable period in 2014. See Item 3 “- Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” below for additional information on the impact of currency fluctuations.

•
Total revenues, less transaction-based expenses, increased $1.494 billion for the year ended December 31, 2014, from the comparable period in 2013, primarily due to an increase of $1.461 billion in revenues, less transaction-based expenses, recognized relating to the inclusion of NYSE, including $1.669 billion in NYSE revenues, less transaction-based expenses, for the year ended December 31, 2014 versus $208 million in NYSE revenues, less transaction-based expenses, for the period from November 13, 2013 to December 31, 2013. See “- Revenues” below for further information on the NYSE revenues as well as a discussion of the other changes in revenues.

•
Total operating expenses decreased $56 million for the year ended December 31, 2015, from the comparable period in 2014, primarily due to decreases in acquisition-related transaction and integration costs (related to lower NYSE integration costs, partially offset by Interactive Data and Trayport acquisition-related transaction costs) and decreases in professional services expenses (related to the reduction in professional services and contractors at NYSE). Operating expenses also decreased due to the impact of a strengthening U.S. dollar on our foreign currency exchange rates (primarily for those operating expenses incurred in pounds sterling and euros), which reduced our operating expenses by $17 million for the year ended December 31, 2015, from the comparable period in 2014. These decreases were partially offset by increases in depreciation expenses compared to the prior year periods primarily due to fixed asset additions relating to the NYSE integration and real estate expenditures relating primarily to the Atlanta and New York headquarters. We also had increases in operating expenses during the year ended December 31, 2015 of $41 million from Interactive Data and Trayport, subsequent to their acquisitions in December 2015. See “- Operating Expenses” below for further information as well as a discussion of the other changes in expenses.

•
Total operating expenses increased $836 million for the year ended December 31, 2014, from the comparable period in 2013, primarily due to $756 million in expenses recognized relating to the inclusion of NYSE, net of integration costs ($1.007 billion in NYSE expenses for the period ended December 31, 2014, including $123 million in integration costs, versus $171 million in NYSE expenses for the period from November 13, 2013 to December 31, 2013, including $43 million in integration costs). See “- Operating Expenses” below for further information on the NYSE expenses as well as a discussion of the other changes in expenses.

•
During the year ended December 31, 2015, other income (expense), net includes $15 million in various litigation settlements and accruals. During the year ended December 31, 2014, other income (expense), net includes $25 million in equity income from our equity investment in OCC. During the year ended December 31, 2013, other income (expense), net includes a $190 million impairment loss on our Cetip investment and a $51 million expense relating to the early payoff of outstanding debt. See “- Non-Operating Income (Expenses)” below.

•
The lower effective tax rate and income tax expense for the year ended December 31, 2015 is primarily due to the deferred tax benefit associated with future U.K. income tax rate reductions along with certain favorable settlements with various taxing authorities. The higher effective tax rate for the year ended December 31, 2013 is primarily due to the non-tax deductible impairment loss on the Cetip investment. See “- Income Tax Provision” below.

•
Income (loss) from discontinued operations, net of tax, for the years ended December 31, 2014 and 2013 include the results of Euronext and NYSE Technologies subsequent to the NYSE acquisition on November 13, 2013 through their dispositions. See “- Discontinued Operations” below.

Factors Affecting Our Results and Business and Market Trends
The business environments in which we operate directly affect our results of operations. Our results have been and will continue to be affected by many factors, including market volatility and the level of trading activity in our markets, which during any period is significantly influenced by general market conditions; legislative and regulatory changes, as well as our fulfillment of our regulatory obligations; competition; demand for our data services and our market share; our system reliability; our ability to offer new products; our acquisition activities and the pace of industry consolidation; broad trends in the data and finance industry; the number and financial health of companies listed on our cash markets; geopolitical events; real and perceived supply and demand imbalances; changing technology in the financial services industry; and our reputation, among other factors. In particular, in recent years, the business environment has been characterized by increasing competition among global markets for trading volumes and listings; the globalization of exchanges, customers and competitors; market participants’ demand for speed, capacity and reliability, which requires continuing investment in technology; and, increasing competition for market data revenues. Price volatility increases the need to hedge risk and creates demand among market participants for the exchange of risk. Market liquidity is one of the primary market attributes for attracting and maintaining customers and is an important indicator of a market’s strength. The maintenance and growth of our revenues could also be impacted if we face increased pressure on pricing.
The implementation of new regulations may impact participation in our markets. Many of the proposed changes with regard to global financial reform are still being determined and have yet to be implemented. In Europe, final regulations have not yet been adopted and significant uncertainties and ambiguities remain around such regulations. As this is established, legislative and regulatory actions may change the way we conduct our business and may create uncertainty for market participants, which could affect trading volumes or demand for market data. As a result, it is difficult to predict all of the effects that the legislation and its implementing regulations will have on us. However, it may possibly result in increased costs and the expenditure of significant resources. As discussed more fully in Item 1 “- Business - Regulation” included elsewhere in this Annual Report, the implementation of MiFID II and its counterpart EMIR, may result in operational, regulatory and/or business risk.
Low interest rates and uncertainty in the financial markets continued to reflect the impact of a slow global economic recovery. Equity market indices became increasingly volatile in the second half of 2015. Economic uncertainty in the Asia and the European Union may also continue to negatively affect global financial markets. In addition, economic uncertainty has continued to affect our clients’ activities, business models and investment over the last several years. We expect that all of these factors will continue to impact our businesses. We have diversified our business so that we are not dependent on volatility, trading activity or participation in any one asset class. In addition, we have increased our portion of non-transaction and clearing revenues from 13% in 2012 to 44% in 2015. This non-transaction revenue includes data and listings, and will continue to increase as a percent of our total revenue with the addition of Interactive Data and Trayport revenues reflected in our full year results. We continue to focus on our strategy to grow our revenue streams, as well as on our company-wide expense reduction initiatives in connection with our acquisitions in order to mitigate these uncertainties.
In recent years, financial institutions globally have acted to control or reduce spending, including spending on financial information and related services. Yet many of the data products and services we sell are required for our clients’ business operations regardless of market volatility or shifts in business profitability levels. While we expect that cost reduction and cost containment pressures will continue, we anticipate that there will be overall growth in the financial information services sector driven by a number of global trends, including the following: increasing U.S. and global regulatory demands; investor demands for transparency; greater use of fair value accounting standards; greater emphasis on risk management; market fragmentation driven by regulatory changes; the move to passive investing and indexation; ongoing growth in the size and diversity of financial markets; increased electronification of fixed income markets; and increasing demand for outsourced services by financial institutions. We contract with clients through data fixed-fee subscriptions (on either a multi-year, annual, quarterly or monthly basis), variable fees based on usage or a combination of fixed-fee subscription and usage-based fees. In addition, some of our data services generate one-time or non-recurring revenue, such as one-time purchases of historical data, set-up services or implementation fees.
Interactive Data's pricing and reference data business grew in 2015 primarily due to expansion in North America and Europe. Growth was driven by strong revenue retention rates; increased demand from existing clients and, to a lesser extent, new clients; contributions from recently launched products; and the effect of price increases. Quarterly revenue retention rates for the pricing and reference data business, which is calculated as 100% less the dollar magnitude of cancellations (including revenue declines from continuing customers related to service downgrades, renegotiations, price reductions and usage declines) received during the prior 12 months divided by the annualized quarterly revenue at the beginning of that same 12-month period, have averaged 94% since 2007, and were 95% for 2015.

Revenues
Total revenues, less transaction-based expenses, exclude revenues related to discontinued operations for the years ended, December 31, 2015, December 31, 2014 and 2013. See “- Discontinued Operations” below. The following table presents our consolidated revenues, less transaction-based expenses, from continuing operations (dollars in millions):

	Year Ended December 31,			Year Ended December 31,
	2015	2014	Change	2014	2013	Change
Revenues:
Brent crude futures and options contracts	$263	$231	13%	$231	$228	2%
Interest rates futures and options contracts	206	268	(24)	268	43	530
Natural gas futures and options contracts	199	194	3	194	206	(6)
Other oil futures and options contracts	112	99	14	99	96	3
Gasoil futures and options contracts	93	82	14	82	96	(15)
Power futures and options contracts	79	77	3	77	74	3
Emissions and other energy futures and options contracts	58	71	(17)	71	71	—
Sugar futures and options contracts	110	95	16	95	90	5
Other agricultural and metals futures and options contracts	101	96	6	96	82	18
Other financial futures and options contracts	136	128	5	128	43	199
Credit default swaps	149	161	(7)	161	145	11
U.S. cash equities and U.S. equity options	1,676	1,593	5	1,593	173	1,076
Other	46	49	(6)	49	46	3
Total transaction and clearing fees, net	3,228	3,144	3	3,144	1,393	126
Data services fees	871	691	26	691	246	181
Listing fees	405	367	10	367	33	1,003
Other revenues	178	150	18	150	58	161
Total revenues	4,682	4,352	8	4,352	1,730	152
Transaction-based expenses	1,344	1,260	7	1,260	132	855
Total revenues, less transaction-based expenses	$3,338	$3,092	8%	$3,092	$1,598	93%
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
In 2015, ICE Brent crude futures and options contracts produced the nineteenth consecutive year of record volume. The Brent crude futures contract is relied upon by a broad range of global market participants, including oil producing nations and multinational companies, to price and hedge their crude oil production and consumption. Brent crude futures and options volume increased 14% for year ended December 31, 2015, from the comparable period in 2014, primarily due to increased volatility in oil prices following price declines and the continuing uncertainty around supply, demand and storage. Based on traded volume in our Brent and WTI crude futures contracts, we had 49%, 54% and 55% market share of the global crude futures contracts volume for the years ended December 31, 2015, 2014 and 2013, respectively. While total oil volume and revenues increased during 2015, global crude market share declined due to greater volatility in WTI crude oil prices relative to Brent crude oil prices, which drove more trading by non-commercial firms in WTI.
We receive transaction and clearing fee revenues from executing and clearing trades on European interest rate futures and options and additional agriculture and equity derivatives futures and options. Trading volume in European interest rate products is primarily driven by volatility resulting from expectations for changes in the level and term structure of short-term interest rates and in economic data, and trading in equity derivatives, including equity indexes and single stock futures, is primarily driven by volatility. Interest rate futures and options volume decreased 11% for the year ended December 31, 2015, from the comparable period in 2014, primarily due to the low interest rate environment and the associated low volatility of the prevailing zero-interest rate policy in the European Union.
Natural gas revenue increased 3% and volume declined 4% for the year ended December 31, 2015, from the comparable period in 2014, and natural gas revenue declined 6% and volume declined 22% for the year ended December 31, 2014, from the comparable period in 2013. The revenue increase in 2015 and the relatively lower decrease in revenue in 2014, compared to the volume decreases, was driven by growth in European natural gas volume, which has a higher transaction fee as compared to the North American natural gas contract, where volume declined year over year. Decreased North American natural gas volume was primarily due to continued low volatility and low price levels, which produced muted trading activity in comparison to the year ended December 31, 2013. In addition, moderate commodity demand due to muted economic growth, regulatory uncertainty and strong natural gas supply reduced the demand for trading and hedging during 2015 and 2014.
ICE Gasoil is a key refined oil products benchmark in Europe and Asia, which completed its transition to a new gasoil specification in January 2015. Gasoil futures and options volumes increased 19% for the year ended December 31, 2015, from the comparable period in 2014, and decreased 17% for the year ended December 31, 2014, from the comparable period in 2013. The increase in volume during the year ended December 31, 2015 is primarily due to greater price volatility associated with oil price volatility and following the transition to the low sulphur gasoil specification. The transition to the new gasoil specification helped contribute to the lower gasoil volumes during the year ended December 31, 2014.
Other oil revenue and volume grew during the year ended December 31, 2015, from the comparable period in 2014, primarily due to oil price volatility and the introduction of new oil products, as well as the increased use of clearing related to regulatory requirements.
Sugar revenue and volume grew during the year ended December 31, 2015, from the comparable period in 2014, primarily due to price volatility and currency volatility in key currencies. Price volatility was driven by prospects for a bigger than expected shortfall of sugar production after several seasons of surplus. Also, forecast for a stronger than expected El Nino impact are generating uncertainty over sugar production estimates.
CDS clearing revenues for ICE Clear Credit and ICE Clear Europe were $101 million, $97 million and $79 million for the years ended December 31, 2015, 2014 and 2013, respectively. During the years ended December 31, 2015, 2014 and 2013, ICE Clear Credit and ICE Clear Europe cleared $11.9 trillion, $13.7 trillion and $10.7 trillion, respectively, of CDS notional value. Buyside participation at ICE Clear Credit continues to grow by both U.S. and European buyside participants due to the availability of products and cost efficient margining in the U.S. relative to Europe.
CDS trade execution revenues at Creditex and ICE Swap Trade were $49 million, $64 million and $66 million for the years ended December 31, 2015, 2014 and 2013, respectively. The notional value of the underlying CDS traded was $867.7 billion, $1.0 trillion and $904.4 billion for the years ended December 31, 2015, 2014 and 2013, respectively. CDS trading remains muted due to financial reform implementation and lower volatility in corporate credit markets.
U.S. cash equities handled volume increased 14% for the year ended December 31, 2015, from the comparable period in 2014, primarily due to an increase in the total consolidated equities volume and an increase in our market share for the year ended December 31, 2015. U.S. cash equities revenues, net of transaction-based expenses, were $220 million for the year ended December 31, 2015, an increase of 17% from net U.S. cash equities revenues of $188 million for the year ended December 31, 2014.
U.S. equity options volume decreased 20% for the year ended December 31, 2015, compared to the same period in 2014, primarily due to the restructuring of the NYSE Amex Options business. Net U.S. equity options revenues, net of transaction-based expenses, were $112 million for the year ended December 31, 2015, a decrease of 23% from net U.S. equity options revenues of $145 million for the year ended December 31, 2014. While revenues declined during 2015, the overall financial contribution of equity options was consistent with the prior year due to the retention of a higher percentage of profits from NYSE Amex Options driven by our repurchase of the equity in the exchange from the minority shareholders.

Our transaction and clearing fees are presented net of rebates. We recorded rebates of $563 million, $466 million and $497 million for the years ended December 31, 2015, 2014 and 2013, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. The increase in the rebates is due primarily to the rebates relating to the addition of European interest rate derivatives markets following the NYSE acquisition, an increase in the number of participants in the rebate programs offered on various contracts and an increase in the number of rebate programs. The level of rebates as a percentage of our total transaction and clearing fees has remained relatively consistent for the past several years.

Selected Operating Data
The following table presents trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts):

	Year Ended December 31,			Year Ended December 31,
	2015	2014	Change	2014	2013	Change
Number of contracts traded:
Brent crude futures and options	197	174	14%	174	169	3%
Interest rates futures and options	370	415	(11)	415	59	599
Natural gas futures and options	226	235	(4)	235	301	(22)
Other oil futures and options	86	69	24	69	64	8
Gasoil futures and options	64	53	19	53	65	(17)
Power futures and options	29	28	2	28	31	(11)
Emissions and other energy futures and options	9	10	(11)	10	10	(3)
Sugar futures and options	43	36	18	36	35	4
Other agricultural and metals futures and options	47	44	9	44	33	33
Other financial futures and options	115	114	1	114	46	146
Total	1,186	1,178	1%	1,178	813	45%

Rate per contract:
Energy futures and options rate per contract	$1.32	$1.32	—%	$1.32	$1.20	10%
Interest rates and other financial futures and options rate per contract	$0.67	$0.72	(6)%	$0.72	$0.81	(11)%
Agricultural and metals futures and options rate per contract	$2.34	$2.38	(2)%	$2.38	$2.53	(6)%
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

	As of December 31,			As of December 31,
	2015	2014	Change	2014	2013	Change
Open interest — in contracts:
Brent crude futures and options	4	4	(4)%	4	3	50%
Interest rates futures and options	19	13	47	13	18	(28)
Natural gas futures and options	18	21	(13)	21	26	(20)
Other oil futures and options	5	5	4	5	4	23
Gasoil futures and options	1	1	43	1	1	1
Power futures and options	8	7	5	7	8	(4)
Emissions and other energy futures and options	2	2	4	2	1	15
Sugar futures and options	2	1	20	1	2	(1)
Other agricultural and metals futures and options	2	1	15	1	2	(2)
Other financial futures and options	4	5	(6)	5	5	(8)
Total	65	60	7%	60	70	(13)%

The following table presents selected U.S. cash and U.S. equity options trading data, subsequent to our acquisition of NYSE. All trading volume below is presented as net daily trading volume and is single counted.

	Year Ended December 31,			Year Ended December 31, 2014	Period from November 13, 2013 to December 31, 2013
	2015	2014	Change			Change
U.S. cash products (shares in millions):
NYSE listed (tape A) issues:
Handled volume	1,205	1,063	13%	1,063	979	9%
Matched volume	1,187	1,039	14%	1,039	949	9%
Total NYSE listed consolidated volume	3,686	3,391	9%	3,391	3,112	9%
Share of total matched consolidated volume	32%	31%	1 pt	31%	30%	1 pt
NYSE Arca, NYSE MKT and regional listed (tape B) issues:
Handled volume	310	258	20%	258	218	18%
Matched volume	296	244	21%	244	204	20%
Total NYSE Arca, NYSE MKT and regional listed consolidated volume	1,355	1,099	23%	1,099	926	19%
Share of total matched consolidated volume	22%	22%	—	22%	22%	—
Nasdaq listed (tape C) issues:
Handled volume	217	204	6%	204	172	19%
Matched volume	206	189	9%	189	153	23%
Total Nasdaq listed consolidated volume	1,894	1,955	(3)%	1,955	1,746	12%
Share of total matched consolidated volume	11%	10%	1 pt	10%	9%	1 pt
Total U.S. cash volume handled	1,732	1,525	14%	1,525	1,369	11%
Total U.S. cash market share matched	24%	23%	1 pt	23%	22%	1 pt

U.S. equity options (contracts in thousands):
NYSE equity options	2,867	3,577	(20)%	3,577	3,477	3%
Total U.S. equity options volume	14,793	15,258	(3)%	15,258	13,901	10%
NYSE share of total U.S. equity options	19%	23%	(4) pts	23%	25%	(2) pts

Revenue capture or rate per contract:
U.S. cash products revenue capture (per 100 shares)	$0.050	$0.050	1%	$0.050	$0.050	—%
U.S. equity options rate per contract	$0.156	$0.158	(2)%	$0.158	$0.160	(1)%
Handled volume represents the total number of shares of equity securities, ETFs and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
Data Services Fees
We generate revenues from a range of data services, including the dissemination of our market data, data analytics, delivery services and benchmark administration to a variety of customers. In our derivatives markets, data fees primarily relate to subscription fees charged for customer and license access from data vendors and from the end users, view only data access, direct access services, terminal access, daily indices, forward curves and other valuation services, and end of day reports. We earn data fees relating to our cash equity and options markets, and related data and network services. We also earn additional data services fee revenues following our recent acquisitions of SuperDerivatives, Interactive Data and Trayport.
We earn data services fees relating to our U.S. equity market data services. We collect cash trading market data fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. Consortium-based data fees are dictated as part of the securities industry plans and charged to vendors based on their redistribution of data. Consortium-based data revenues from the dissemination of market data (net of administrative costs) are distributed to participating markets on the basis of a formula set by the SEC under Regulation NMS. Last sale prices and quotes in New York Stock Exchange-listed, NYSE MKT-listed, and NYSE Arca-listed securities are disseminated through “Tape A” and “Tape B,” which constitute the majority of our U.S. revenues from consortium-based market data revenues. Data services fee revenues exclude Euronext data services fee revenues, which are included in income from discontinued operations. See “- Discontinued Operations” below.
Our data delivery services include our colocation and Secured Financial Transaction Infrastructure, or SFTI, network and provide timely, reliable and secure transmission of our data to customers. SFTI is a physical network infrastructure that connects our markets and other major market centers with numerous market participants in the U.S. and Europe and allows those participants to receive data feeds. SFTI is a redundant network that supports a range of NYSE services and third-party content and connects all NMS market centers in the U.S.
We formed IBA to serve as an administrator of regulated benchmarks. IBA became the benchmark administrator of LIBOR in February 2014, the ICE Swap Rate (formerly ISDAFIX) in August 2014 and LBMA Gold Price in March 2015. IBA charges a license fee for usage, redistribution, trading/clearing and historical access for these benchmarks.
We acquired SuperDerivatives on October 7, 2014. SuperDerivatives is a provider of risk management analytics, financial market data and valuation services. We acquired Interactive Data on December 14, 2015 and Trayport on December 11, 2015. Interactive Data is a provider of financial market data, analytics and related trading solutions, serving the mutual fund, bank, asset management, hedge fund, securities and financial instrument processing and administration sectors. Trayport is a software company that licenses its technology to serve exchanges, OTC brokers and traders to facilitate electronic and hybrid trade execution primary in the energy markets.
Our data services fee revenues increased during the year ended December 31, 2015, from the comparable period in 2014, primarily due to the addition of new users, increased usage by customers, expanded product offerings, fee increases and the addition of SuperDerivatives and IBA for all of 2015 and Interactive Data and Trayport subsequent to their acquisitions in December 2015. We recognized $50 million in combined data services revenues for Interactive Data and Trayport during the month of December 2015, subsequent to their acquisitions dates. Our data services fee revenues increased during the year ended December 31, 2014, from the comparable period in 2013, primarily due to including NYSE's related data services revenues for the entire year in 2014, SuperDerivatives subsequent to its acquisition in 2014, and ICE Benchmark Administration subsequent to its formation in 2014.
Listing Fees
We recognize listing fee revenues in our securities markets from two types of fees applicable to companies listed on our U.S. cash equities exchanges - original listing fees and annual listing fees. Original listing fees consist of two components: initial listing fees and fees related to other corporate-related actions. Initial listing fees, subject to a minimum and maximum amount, are based on the number of shares that a company initially lists. Initial listing fees are recognized as revenue on a straight-line basis over estimated service periods of nine years for NYSE and five years for NYSE Arca and NYSE MKT. Annual fees are charged based on the number of outstanding shares of listed U.S. companies at the end of the prior year. Non-U.S. companies pay fees based on the number of listed securities issued or held in the U.S. Annual fees are recognized as revenue on a pro rata basis over the calendar year.
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
We determined that, at the time of our acquisition of NYSE, we did not have a legal performance obligation relating to these listing fees. Therefore, in connection with purchase accounting and in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, we assigned a fair value of zero to the NYSE unamortized deferred revenue balances relating to the listing fees as of the acquisition date of November 13, 2013 (the historical original listing fees deferred revenue balance as of that date was $486 million). The listing fees unamortized deferred revenue balance as of December 31, 2015 of $109 million relates to original and other corporate action listing fees incurred and billed and not yet recognized as revenue subsequent to the November 13, 2013 acquisition through December 31, 2015. Listing fees revenues exclude Euronext listing fee revenues, which are included in income from discontinued operations. See “- Discontinued Operations” below.

Fees we receive from NYSE Governance Services are included in listing fee revenues. NYSE Governance Services is a leading provider of corporate governance, risk and compliance services to a diverse set of customers, including a number of those listed on NYSE. The True Office acquisition is included in with NYSE Governance Services.
Listing fee revenues increased for the year ended December 31, 2015, from the comparable period in 2014, primarily due to the amortization of the original listing fees incurred since the acquisition of NYSE and due to additional annual listing fee revenue recognized due to these new customers.
Other Revenues
Other revenues relate to various fees for services provided to our customers, including fees for facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, ICE Endex membership fees, agricultural grading and certification fees, regulatory penalties and fines, and interest income on certain clearing margin deposits.
The increase in other revenues for the year ended December 31, 2015, from the comparable period in 2014, is primarily due to increases in the interest income recognized on certain clearing margin deposits and fees earned on non-cash collateral placed by clearing members primarily due to fee changes and increased clearing margin deposits. The increase in other revenues for the year ended December 31, 2014, from the comparable period in 2013, is primarily due to the acquisition of NYSE. Other revenues exclude Euronext and NYSE Technologies other revenues, which are included in income from discontinued operations. See “- Discontinued Operations” below.
Transaction-Based Expenses
Our U.S. equities and options markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. Section 31 fees collected from customers are recorded on a gross basis as a component of transaction and clearing fee revenue. These Section 31 fees are designed to recover the government's costs of supervising and regulating the securities markets and securities professionals. We, in turn, collect activity assessment fees, which are included in transaction and clearing fees in our consolidated statements of income, from member organizations clearing or settling trades on the U.S. equities and options exchanges and recognize these amounts when invoiced. The activity assessment fees are designed so that they are equal to the Section 31 fees which are included in transaction-based expenses in our consolidated statements of income. As a result, activity assessment fees and Section 31 fees do not have an impact on our net income. Activity assessment fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semi-annually and recorded as an accrued liability until paid. As of December 31, 2015, the accrued liability related to the un-remitted SEC Section 31 fees was $116 million.
We also incur liquidity payments made to cash and options trading customers and routing charges made to other exchanges that are included in transaction-based expenses. We incur routing charges when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our U.S. securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We record routing charges on a gross basis as a component of transaction and clearing fee revenue. Refer to Note 2 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report, for more information on our revenue recognition policies.
Operating Expenses
Total operating expenses exclude operating expenses related to the discontinued operations. See “- Discontinued Operations” below. The majority of our operating expenses do not vary directly with changes in our contract volume, except for certain technology and communication expenses and a portion of our compensation expense that is tied directly to our financial performance, as discussed below. The following table presents our operating expenses from continuing operations (dollars in millions):

	Year Ended December 31,			Year Ended December 31,
	2015	2014	Change	2014	2013	Change
Compensation and benefits	$611	$592	3%	$592	$302	97%
Technology and communication	203	188	8	188	63	199
Professional services	139	181	(23)	181	54	234
Rent and occupancy	57	78	(27)	78	39	101
Acquisition-related transaction and integration costs	88	129	(32)	129	143	(10)
Selling, general and administrative	116	143	(19)	143	51	180
Depreciation and amortization	374	333	12	333	156	112
Total operating expenses	$1,588	$1,644	(3)%	$1,644	$808	103%
We expect our operating expenses to increase in absolute terms in future periods in connection with the acquisitions of Interactive Data and Trayport in December 2015 and growth of our business, and to vary from year to year based on the type and level of our acquisitions and other investments.
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
Compensation and benefits expenses increased for the last two years primarily due to increases in employee headcount. Our employee headcount increased primarily due to the NYSE, Interactive Data, Trayport and SuperDerivatives acquisitions, internal hiring relating to the NYSE integration, converting contractor roles to employees at NYSE, and hiring for clearing, technology, regulation and compliance. Headcount increased from 1,077 employees at December 31, 2012 to 2,879 employees as of December 31, 2013 (excluding the Euronext and NYSE Technologies employees), increased to 2,902 employees as of December 31, 2014, and increased to 5,549 employees as of December 31, 2015. As of December 31, 2015, our employees include 2,617 employees relating to the Interactive Data and Trayport acquisitions and we recognized $17 million in compensation and benefits expenses relating to these acquisitions during the year ended December 31, 2015, subsequent to their acquisitions. The employee increases were partially offset by employee terminations during the years ended December 31, 2015 and 2014 in connection with the integration of NYSE, as discussed below.
Non-cash compensation expenses recognized in our consolidated financial statements for employee stock options and restricted stock were $111 million, $82 million and $56 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increases in non-cash compensation expenses primarily relates to a greater number of employees receiving non-cash awards due to the headcount increases discussed above and the result of a greater restricted stock award value in the January 2015 annual award, primarily due to the issuance of more restricted stock awards to NYSE employees than in the same period in the prior year, and due to the earlier grant date of the annual performance-based restricted stock award in 2015 as compared to 2014. We also increased our compensation accruals for our 2015 employee cash bonus and non-cash performance-based restricted shares above the target levels based on the 2015 financial performance as compared to our budget and financial performance targets as set by our board of directors.
We recorded $21 million, $99 million and $44 million in NYSE employee severance costs during the years ended December 31, 2015, 2014 and 2013, respectively, with such costs included in the acquisition-related transaction and integration costs discussed below and primarily related to NYSE executive departures. In addition, we incurred non-acquisition related employee severance costs of $3 million, $4 million and $7 million for the years ended December 31, 2015, 2014 and 2013, respectively. The higher employee severance during 2013 primarily related to broker severance at Creditex.
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
We recognized $8 million in technology and communication expenses relating to Interactive Data and Trayport during the year ended December 31, 2015, subsequent to their acquisitions. Technology and communication expenses increased for the year ended December 31, 2014, from the comparable period in 2013, primarily due to the inclusion of NYSE expenses following our acquisition and growth in various contract volumes.
Professional Services Expenses
This expense includes fees for consulting services received on strategic and technology initiatives, temporary labor, as well as regulatory, legal and accounting fees. This expense may fluctuate as a result of changes in consulting and technology services, temporary labor, and regulatory, accounting and legal proceedings.
Professional services expenses decreased for year ended December 31, 2015, from the comparable period in 2014, primarily due to the reduction in professional services and contractors at NYSE. We eliminated or replaced certain contractor positions with full time employees at NYSE. This decrease was partially offset by $2 million in professional services expenses that we recognized relating to Interactive Data and Trayport during the year ended December 31, 2015, subsequent to their acquisitions.
Professional services expenses increased for the year ended December 31, 2014, from the comparable period in 2013, primarily due to the inclusion of NYSE expenses following our acquisition. Professional services expenses also increased for the year ended December 31, 2014 due to costs incurred at ICE Futures Singapore and ICE Clear Singapore as we transitioned the exchange and clearing infrastructures to our trading and clearing platforms, and professional fees incurred for EMIR implementation. The increases in professional services expenses during the year ended December 31, 2014 were partially offset by decreases in professional services expenses during the fourth quarter of 2014 relating to a credit we received from FINRA and a reduction in expenses related to the termination of certain services agreements and related agreements, or SLAs, with Euronext.
In connection with the Euronext IPO, Euronext and ICE entered into a series of SLAs to ensure that Euronext and ICE (including Liffe) had continuity in operating their respective businesses through the separation. The majority of the SLAs relating to Euronext operational support and transition services provided to Liffe until its transition to ICE Futures Europe were terminated in November 2014.
Rent and Occupancy Expenses
This expense consists of costs related to leased and owned property including rent, maintenance, real estate taxes, utilities and other related costs. We have significant operations located in and around Atlanta, New York, London and Boston with smaller offices located throughout the world. See Item 2 "- Properties” above for additional information regarding our leased and owned property.
Rent and occupancy expenses decreased for the year ended December 31, 2015, from the comparable period in 2014, primarily due to consolidation of our New York, Atlanta and London office locations. This decrease was partially offset by $1 million in rent and occupancy expenses that we recognized relating to Interactive Data and Trayport during the year ended December 31, 2015, subsequent to their acquisitions.
Rent and occupancy expenses increased for the year ended December 31, 2014, from the comparable period in 2013, primarily due to the inclusion of NYSE expenses following our acquisition. This increase was partially offset by $7 million in duplicate rent expenses and lease termination costs relating to the consolidation of multiple New York office locations that occurred during the year ended December 31, 2013.
Acquisition-Related Transaction and Integration Costs
We incurred $88 million in acquisition-related transaction and integration costs during the year ended December 31, 2015, primarily relating to our acquisitions of Interactive Data and Trayport and the integration of NYSE. Of this amount, $46 million was primarily related to fees for investment banking advisors, lawyers, accountants, tax advisors and other external costs directly related to the Interactive Data and Trayport acquisitions and to other transactions. We incurred $42 million for NYSE integration costs during the year ended December 31, 2015, primarily relating to employee and lease termination costs and professional services costs.
We incurred $129 million in acquisition-related transaction and integration costs during the year ended December 31, 2014, primarily relating to our acquisition and integration of NYSE and the acquisitions of ICE Futures Singapore, SuperDerivatives, ICE Clear Netherlands and True Office. Of this amount, $6 million was related to fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms, and other external costs directly related to the transactions. The remaining $123 million was for NYSE integration costs incurred during the year ended December 31, 2014, primarily relating to employee termination costs, costs incurred relating to the Euronext IPO and sale, costs incurred relating to the sale of NYSE Technologies, and professional service costs.
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
Selling, General and Administrative Expenses
This expense relates to expenses from marketing, advertising, public relations, insurance, bank service charges, dues and subscriptions, travel and entertainment, certain expenses related to non-income related taxes and other general and administrative costs.
Selling, general and administrative expenses decreased for the year ended December 31, 2015, from the comparable period in 2014, primarily due to a reduction in certain expenses related to non-income related taxes, travel-related expenses and certain regulatory proceedings compared to the prior year period. This decrease was partially offset by $1 million in selling, general and administrative expenses that we recognized relating to Interactive Data and Trayport during the year ended December 31, 2015, subsequent to their acquisitions.
Selling, general and administrative expenses increased for the year ended December 31, 2014, from the comparable period in 2013, primarily due to the inclusion of NYSE expenses following our acquisition. Selling, general and administrative expenses also increased for the year ended December 31, 2014, from the comparable period in 2013, primarily related to costs from our other acquisitions, due to an accrual made in anticipation of the outcome of certain regulatory proceedings, and increases in certain expenses related to non-income related taxes, travel and entertainment and insurance.
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
We recorded amortization expenses on the intangible assets acquired as part of our acquisitions, as well as on the Russell licensing agreement intangible assets, of $160 million, $151 million and $76 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase during the year ended December 31, 2015, from the comparable period in 2014, is primarily relating to amortization expenses recorded on the Interactive Data and Trayport intangible assets. We recognized $8 million in amortization expenses on the Interactive Data and Trayport intangible assets during the year ended December 31, 2015, subsequent to their acquisitions. The increase during the year ended December 31, 2014, from the comparable period in 2013, is primarily related to amortization expenses recorded on the NYSE intangible assets, following our acquisition.
We recorded depreciation expenses on our fixed assets of $213 million, $182 million and $80 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase during the year ended December 31, 2015, from the comparable period in 2014, is primarily due to fixed asset additions and capitalized internally developed software, including additions relating to the NYSE integration and real estate expenditures during 2015 and 2014 relating primarily to the Atlanta, New York and London headquarters. The increase during the year ended December 31, 2015 is also due to the depreciation expenses recorded on the Interactive Data and Trayport fixed assets. We recognized $2 million in depreciation expenses on the Interactive Data and Trayport fixed assets during the year ended December 31, 2015, subsequent to their acquisitions. The increase during the year ended December 31, 2014, from the comparable period in 2013, is primarily relating to depreciation expenses recorded on the NYSE fixed assets. Depreciation expenses also increased during the year ended December 31, 2014 due to additional depreciation expenses recorded on increased fixed asset additions and capitalized internally developed software, including the building we purchased in Atlanta, Georgia in July 2013 and real estate expenditures during 2014 relating to the Atlanta and New York headquarters. See “- Cash Flow - Investing Activities” below.

Non-Operating Income (Expenses)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following tables present our non-operating income (expenses) (dollars in millions):

	Year Ended December 31,			Year Ended December 31,
	2015	2014	Change	2014	2013	Change
Other income (expense):
Interest expense	$(97)	$(96)	1%	$(96)	$(56)	73%
Other income (expense), net	—	55	n/a	55	(230)	n/a
Total other expense, net	$(97)	$(41)	134%	$(41)	$(286)	(85)%

Net income attributable to non-controlling interest	$(21)	$(35)	(39)%	$(35)	$(16)	115%
Interest expense increased for the year ended December 31, 2015 primarily due to $9 million in interest expense that we recognized relating to new debt we incurred for the Interactive Data acquisition during the fourth quarter of 2015. This increase in interest expense for the year ended December 31, 2015 was offset due to the repayment of $1.0 billion in NYSE EUR Notes on June 30, 2015. The increase in interest expense for the year ended December 31, 2014, from the comparable period in 2013, is primarily due to an increase in the overall amount of debt outstanding relating to debt incurred for and from the NYSE acquisition. See note 9 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report, for additional information on our outstanding debt and debt facilities.
In October 2013, following the issuance of $1.4 billion in senior notes, we prepaid our outstanding private senior notes representing $400 million aggregate principal amount. In connection with the early payoff of the private senior notes, we incurred $51 million in expenses, which was recorded as other expense during the year ended December 31, 2013.
We account for our investment in Cetip as an available-for-sale investment and it is classified as a long-term investment in our consolidated balance sheet. During the year ended December 31, 2013, we recorded an impairment of our Cetip investment for $190 million, which was recorded as other expense. See note 5 to our consolidation financial statements and related notes, which are included elsewhere in this Annual Report, for more information on this impairment. We recognized dividend income received relating to our Cetip investment in other income, which was $16 million, $23 million and $8 million for the years ended December 31, 2015, 2014 and 2013, respectively.
In connection with our acquisition of NYSE, we obtained a 40% ownership in OCC and we recorded our investment in OCC as an equity method investment. We recognized $6 million and $25 million in equity income related to this investment during the years ended December 31, 2015 and 2014, respectively, as other income. For additional information on this investment and a discussion of the decrease in equity income for 2015 versus 2014, see note 15 to our consolidated financial statements and related notes, which are included elsewhere is this Annual Report.
We recognized interest and investment income of $6 million, $7 million and $3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Interest income is recorded in other income. The increases and decreases between periods relating to our interest income were primarily due to the interest income associated with the short-term euro-denominated term deposit investments discussed above.
During the year ended December 31, 2015, we incurred $15 million in settlements and accruals for various outstanding legal matters (net of insurance proceeds), including for the ATG/ATS arbitration proceeding, which was recorded in other expense. See note 13 to our consolidated financial statements and related notes, which are included elsewhere is this Annual Report, for additional information on the ATG/ATS arbitration proceeding. During the year ended December 31, 2013, we incurred $3 million in settlements and accruals for various outstanding legal matters, which were recorded as other expense.
We incurred foreign currency transaction losses of $14 million, $2 million and $2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Foreign currency gains and losses are recorded in other income (expense) and relate to the settlement of foreign currency assets, liabilities and payables that occur through our foreign operations that are received in non-functional currencies due to the increase or decrease in the period-end foreign currency exchange rates between periods. See

Item 7A “- Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” included elsewhere in this Annual Report for more information on these items.
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
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests. As of December 31, 2012, non-controlling interest related to the operating results of our CDS clearing subsidiaries in which non-ICE limited partners held a 45.5% net profit sharing interest. During the year ended December 31, 2013, we purchased 3% of the net profit sharing interest in our CDS clearing subsidiaries from various non-ICE limited partners and the remaining non-ICE limited partners currently hold a 42.5% net profit sharing interest. In connection with our 79% acquisition of the ICE Endex in March 2013, Gasunie’s 21% ownership is included in the non-controlling interest line subsequent to the acquisition date. In connection with our 75% acquisition of ICE Clear Netherlands in December 2014, ABN AMRO Clearing Bank N.V.’s 25% ownership is included in the non-controlling interest line subsequent to the acquisition date. In connection with our acquisition of NYSE, we had non-controlling interest related to various minority ownership interests held in our majority owned subsidiary, NYSE Amex Options. During the years ended December 31, 2015 and 2014, we repurchased the remaining ownership of NYSE Amex Options from the minority owners. Effective from July 1, 2015, all of the profits from NYSE Amex Options are retained by us as we now own 100% of NYSE Amex Options. See note 13 to our consolidated financial statements and related notes, which are included elsewhere is this Annual Report, for additional information on NYSE Amex Options.
The decrease in the net income attributable to non-controlling interest for the year ended December 31, 2015, from the comparable period in 2014, is primarily due to a decrease in the net income relating to the NYSE Amex Options minority ownership interest primarily due to the reduction in the minority ownership percentage. The increase in the net income attributable to non-controlling interest for the year ended December 31, 2014, from the comparable period in 2013, is primarily related to these new non-controlling interests discussed above and increases in CDS clearing revenues.

Income Tax Provision
Consolidated income tax expense from continuing operations was $358 million, $402 million and $184 million for the years ended December 31, 2015, 2014 and 2013, respectively. The change in consolidated income tax expense between years is primarily due to the change in our pre-tax income and the change in our effective tax rate each year. Our effective tax rate from continuing operations was 22%, 29% and 37% for the years ended December 31, 2015, 2014 and 2013, respectively.
The effective tax rates for the years ended December 31, 2015 and 2014 are lower than the statutory federal rate primarily due to favorable foreign tax rate differentials, partially offset by state income taxes. Favorable foreign income tax rate differentials result primarily from lower tax rates in the U.K., the Netherlands and various other lower tax jurisdictions than compared to the tax rates in the U.S. During the fourth quarter of 2015, the U.K. reduced the corporate income tax rate from 20% to 19% effective April 1, 2017 and to 18% effective April 1, 2020. The decrease in the effective tax rate for the year ended December 31, 2015 compared to the year ended December 31, 2014, is primarily due to the deferred tax benefit associated with future U.K. income tax rate reductions along with certain favorable settlements with various taxing authorities. The effective tax rate for the year ended December 31, 2013 is higher than the statutory federal rate primarily due to the favorable foreign income tax rate differential being largely offset by the non-tax deductible impairment loss on the Cetip investment along with state income taxes. See note 11 to our consolidated financial statements and related notes, which are included elsewhere is this Annual Report, for additional information on these tax items.
Discontinued Operations
Due to the sale of a controlling interest in Euronext and the sales of the three companies comprising NYSE Technologies (NYFIX, Metabit and Wombat), we de-consolidated the assets and liabilities of Euronext (as of the June 24, 2014 IPO date) and NYSE Technologies (as of the various sales dates) and included the financial results of these entities in discontinued operations in our consolidated financial statements effective from the NYSE acquisition date of November 13, 2013. There was no gain or loss recognized on the Euronext IPO or on the sale of the NYSE Technologies companies, as any differences in the carrying value of these net assets was adjusted in the NYSE purchase price allocation. See “- Recent Developments” above and refer to note 16 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report, for more information on our discontinued operations disclosures.

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

Quarterly Results of Operations
The following quarterly unaudited consolidated statements of income data has been prepared on substantially the same basis as our audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our consolidated results of operations for the quarters presented. The historical results for any quarter do not necessarily indicate the results expected for any future period. This unaudited condensed consolidated quarterly data should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report. The following table sets forth quarterly consolidated statements of income data (in millions):

	Three Months Ended,
	December 31, 2015 (1)	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014 (2)	June 30, 2014 (2)	March 31, 2014 (2)
Revenues:
Brent crude futures and options contracts	$64	$65	$60	$74	$65	$62	$55	$49
Interest rates futures and options contracts	57	43	50	56	53	60	75	80
Natural gas futures and options contracts	52	46	43	58	53	44	40	57
Other oil futures and options contracts	26	27	26	33	29	25	22	23
Gasoil futures and options contracts	24	24	21	24	21	20	20	21
Power futures and options contracts	20	17	21	21	20	18	19	20
Emissions and other energy futures and options contracts	16	13	12	17	17	15	16	23
Sugar futures and options contracts	23	30	30	27	16	26	25	28
Other agricultural and metals futures and options contracts	25	23	27	26	23	22	25	26
Other financial futures and options contracts	33	38	32	33	38	28	32	30
Credit default swaps	34	38	34	43	39	38	41	43
U.S. cash equities and U.S. equity options	428	457	379	412	460	372	380	381
Other	12	10	12	12	10	11	13	15
Total transaction and clearing fees, net	814	831	747	836	844	741	763	796
Data services fees (1)(3)	257	209	205	200	189	170	162	170
Listing fees	102	101	101	101	95	92	90	90
Other revenues (3)	46	46	43	43	37	36	38	39
Total revenues	1,219	1,187	1,096	1,180	1,165	1,039	1,053	1,095
Transaction-based expenses	344	371	299	330	365	294	303	298
Total revenues, less transaction-based expenses	875	816	797	850	800	745	750	797
Compensation and benefits	166	150	144	151	144	144	150	154
Technology and communication	56	49	47	51	53	45	43	47
Professional services	37	37	32	33	31	47	49	54
Rent and occupancy	12	14	15	16	17	19	22	20
Acquisition-related transaction and integration costs	54	8	7	19	27	40	37	25
Selling, general and administrative	34	24	29	29	39	37	41	26
Depreciation and amortization	98	94	93	89	89	83	81	80
Total operating expenses	457	376	367	388	400	415	423	406
Operating income	418	440	430	462	400	330	327	391
Other income (expense), net (4)	(27)	(17)	(32)	(21)	12	(17)	(7)	(29)
Income tax expense (5)	18	113	109	118	118	90	93	101
Income from continuing operations	373	310	289	323	294	223	227	261
Income (loss) from discontinued operations, net of tax (2)	—	—	—	—	—	(10)	8	13
Net income	$373	$310	$289	$323	$294	$213	$235	$274
Net income attributable to non-controlling interest	(3)	(4)	(6)	(8)	(6)	(7)	(9)	(13)
Net income attributable to ICE	$370	$306	$283	$315	$288	$206	$226	$261

(1) We acquired Trayport on December 11, 2015 and Interactive Data on December 14, 2015 and have included their financial results in our results of operations for the periods subsequent to their acquisitions dates, including all revenues from both acquisitions in data services fees revenues.
(2) The consolidated statements of income data for Euronext, NYFIX, Metabit and Wombat for the periods subsequent to the acquisition of NYSE in November 2013, through their disposition, are included in income (loss) from discontinued operations, net of tax. See “- Discontinued Operations” above.
(3) We have reclassified certain connectivity fees from other revenues to data services fee revenues for all periods presented above.
(4) Other income (expense) for the three months ended June 30, 2015 includes $19 million in litigation settlements and accruals. Other income (expense) for the three months ended December 31, 2014 includes $25 million in other income from our OCC equity method investment. See “- Non-Operating Income (Expense)” above.
(5) The decrease in the income tax expense for the three months ended December 31, 2015 is primarily due to the deferred tax benefit associated with future U.K. income tax rate reductions along with certain favorable settlements with various taxing authorities. See “- Income Tax Provision” above.
Liquidity and Capital Resources
We have financed our operations, growth and cash needs primarily through income from operations and borrowings under our various debt facilities. Our principal capital requirements have been to fund capital expenditures, working capital, strategic acquisitions and investments, stock repurchases, dividends to our shareholders and the continued development of our electronic trading and clearing platforms. We believe that our cash on hand and cash flows from operations will be sufficient to repay our outstanding debt as it matures. In the future, we may need to incur additional debt or issue additional equity securities, which we may be unable to do or to do on favorable terms. We used the cash proceeds from the Euronext IPO and sale to repay debt and we used the net cash proceeds from the sale of select NYSE Technology businesses to repay debt, invest in growth initiatives, pursue strategic investments and return capital to shareholders via dividends and share repurchases. See “- Recent Developments” above and “- Debt” and “- Future Capital Requirements” below.
On December 14, 2015, we acquired Interactive Data in a stock and cash transaction. The total purchase price was $5.6 billion, comprised of cash consideration of $4.1 billion and 6.5 million shares of our common stock (the cash consideration is gross of $301 million of cash held by Interactive Data on the date of the acquisition). The cash consideration was funded from $2.5 billion of net proceeds received on November 24, 2015 in connection with the offering of new senior notes and $1.6 billion of borrowing under our commercial paper program. On December 11, 2015, we acquired Trayport in a stock transaction. The total purchase price was $620 million, comprised of 2.5 million shares of our common stock.
On November 13, 2013, we acquired NYSE in a stock and cash transaction. We paid cash consideration of $2.7 billion and issued an aggregate number of shares of common stock of 42.4 million shares to NYSE stockholders. The cash consideration was funded from cash on hand, $1.4 billion of net proceeds received in October 2013 in connection with our sale of senior notes and $400 million of borrowings under our revolving facility. We refinanced the new borrowings under our revolving facility and $450 million borrowed under a 364 day facility through the issuance of a commercial paper program.
Upon maturity of old issuances of commercial paper and to the extent old issuances are not repaid by cash on hand, we are exposed to the rollover risk of not being able to issue new commercial paper. In order to mitigate the rollover risk, we maintain an undrawn back-stop bank revolving credit facility for an aggregate amount equaling at any time the amount issued under our commercial paper program. In case we would not be able to issue new commercial paper, we could draw on the back-stop revolving facility, which would result in higher interest expense.
Consolidated cash and cash equivalents were $627 million and $652 million as of December 31, 2015 and 2014, respectively, and short term investments were $29 million and $1.2 billion as of December 31, 2015 and 2014, respectively. We had $299 million and $379 million in long-term investments as of December 31, 2015 and 2014, respectively, and $920 million and $626 million in short-term and long-term restricted cash and investments as of December 31, 2015 and 2014, respectively. We consider all short-term, highly liquid investments with remaining maturity dates of three months or less at the time of purchase to be cash equivalents. We classify all investments with original maturity dates in excess of three months but less than one year as short-term investments and all investments that we intend to hold for more than one year as long-term investments. Cash and investments that are not available for general use, either due to regulatory requirements or through restrictions in specific agreements, are classified as restricted cash and investments.
The €969 million ($1.2 billion) in short-term investments as of December 31, 2014 primarily represented euro-denominated term deposit investments at various banks each with a maturity date of June 25, 2015 to cover the maturity of the NYSE EUR Notes on June 30, 2015. The decrease in the long-term investments is due to a decrease in our Cetip investment's fair value. Refer to note 4 to our consolidated financial statements and related notes, which are included elsewhere is this Annual Report, for information on the increases in our restricted cash balances.
As of December 31, 2015, the amount of unrestricted cash held by our non-U.S. subsidiaries was $419 million. While we consider our non-U.S. earnings to be indefinitely reinvested overseas, if these cash balances are needed for our operations in the U.S., any repatriation by way of dividend may be subject to both U.S. federal and state income taxes, as adjusted for any non-U.S. tax credits. However, we do not have any current needs or foreseeable plans to repatriate cash by way of dividends from our non-U.S. subsidiaries.
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
During the years ended December 31, 2015 and 2014, we repurchased 2,868,769 shares and 3,231,484 shares, respectively, of our outstanding common stock at a cost of $660 million and $645 million, respectively. These repurchases were completed under a stock repurchase plan authorized by our board of directors. The shares repurchased are held in treasury stock. We did not repurchase any shares during the year ended December 31, 2013. As of December 31, 2015, the remaining board authorization permits repurchases of up to $137 million of our common stock with no fixed expiration date. See Part II, Item 5 “- Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Stock Repurchases” included elsewhere in this Annual Report for additional information regarding our stock repurchases.
Cash Flow
The following tables present the major components of net increases (decreases) in cash and cash equivalents (in millions):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by (used in):
Operating activities from continuing operations	$1,311	$1,463	$714
Investing activities from continuing operations	(3,298)	36	(2,521)
Financing activities from continuing operations	1,976	(1,673)	1,119
Discontinued operations	—	(114)	19
Effect of exchange rate changes	(14)	(21)	18
Net decrease in cash and cash equivalents	$(25)	$(309)	$(651)
Operating Activities
Net cash provided by operating activities from continuing operations primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities from continuing operations is primarily attributable to increases and decreases in our net income between periods and due to fluctuations in working capital. The $152 million decrease in net cash provided by operating activities from continuing operations for the year ended December 31, 2015, from the comparable period in 2014, is primarily due to normal changes in operating cash flow during the year and timing of repayment of accrued expenses, including an increase of $204 million in cash paid for income taxes for the year ended December 31, 2015, from the comparable period in 2014. The $749 million increase in net cash provided by operating activities from continuing operations for the year ended December 31, 2014, from the comparable period in 2013, is primarily due to the $685 million increase in our net income from continuing operations, primarily relating to the increase of $435 million in net income from the inclusion of NYSE ($465 million in NYSE net income from continuing operations for the year ended December 31, 2014 versus $30 million in NYSE net income from continuing operations for the period from November 13, 2013 to December 31, 2013). See “- Consolidated Financial Highlights” above.
Investing Activities
Consolidated net cash (used in) provided by investing activities from continuing operations for the years ended December 31, 2015, 2014 and 2013 primarily relates to cash paid for acquisitions, cash proceeds from the IPO and sale of Euronext and NYSE Technologies, purchases/proceeds from the term deposits and available-for-sale investments, additional contribution to equity method investee, changes in the restricted cash and investment balances, and increases in the capital expenditures and capitalized software development costs.
We paid cash for acquisitions, net of cash acquired, of $3.8 billion, $577 million and $2.2 billion, respectively, for the years ended December 31, 2015, 2014 and 2013, relating to the Interactive Data acquisition during the year ended December 31, 2015, the SuperDerivatives, ICE Futures Singapore, ICE Clear Netherlands and True Office acquisitions during the year ended December 31, 2014, and the NYSE and ICE Endex acquisitions during the year ended December 31, 2013. We received net cash proceeds from the IPO and sale of Euronext shares and the sale of NYSE Technologies of $2.3 billion for the year ended December 31, 2014. We paid cash of $60 million during the year ended December 31, 2015 relating to an additional investment in the OCC. See “- Recent Developments” above.
We purchased euro-denominated term deposits of $1.3 billion during the year ended December 31, 2014 and we received proceeds from the euro-denominated terms deposits of $1.1 billion during the year ended December 31, 2015 relating to the repayments of the NYSE EUR Notes. See “- Non-Operating Income (Expense)” above for a discussion of the term deposits. The decrease in the value of the euro-denominated term notes is due to the strengthening of the U.S. dollar compared to the euro during 2015. See Item 7(A) “- Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” below for additional information on the impact of currency fluctuations.
We had net increases in restricted cash and investments of $294 million, $161 million and $75 million for the years ended December 31, 2015, 2014 and 2013, respectively. The restricted cash increase in 2015 primarily related to additional cash that was put into our clearing houses to cover our financial resources, regulatory capital needs and for liquidity purposes. The restricted cash increase in 2014 primarily related to a contribution to the ICE Clear U.S. guaranty fund as of January 1, 2014 in connection with ICE

Clear U.S.’s status as a QCCP, cash escrow set aside for the SuperDerivatives acquisition, regulatory capital from HCH after our acquisition, and increases in the regulatory capital of ICE Clear Europe and ICE Futures Europe due to additional costs incurred at both of these companies due to growth of these businesses. The restricted cash increase in 2013 primarily related to increases in the regulatory capital of ICE Futures Europe, ICE Clear Europe and ICE Futures U.S., resulting from adjustments to the regulatory capital calculations to no longer allow for certain deductions in the calculations of the six months of operating expenditures.
Capital expenditures were $190 million, $172 million and $134 million for the years ended December 31, 2015, 2014 and 2013, respectively, and we had capitalized software development expenditures of $87 million, $78 million and $45 million for the years ended December 31, 2015, 2014 and 2013, respectively. The capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platforms and clearing houses, the purchase of corporate aircraft, the purchase of a building in Atlanta, Georgia to serve as our headquarters and leasehold improvements associated with the new and renovated office spaces in Atlanta, New York and London. The software development expenditures primarily relate to the continued development and expansion of our electronic trading platforms and clearing houses.
Financing Activities
Consolidated net cash provided by financing activities from continuing operations for the year ended December 31, 2015 primarily relates to $2.5 billion in net proceeds received in connection with the offering of new senior notes and $1.7 billion in net borrowings under our commercial paper program, partially offset by $1.0 billion in net repayments under our debt facilities, $660 million in repurchases of common stock, $331 million in dividend and dividend equivalent payments to our shareholders, $128 million for the purchase of subsidiary shares from non-controlling interest holders (for the purchase of the NYSE Amex Options shares) and $45 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises. See “- Debt” below.
Consolidated net cash used by financing activities from continuing operations for the year ended December 31, 2014 primarily relates to $552 million in net repayments of our debt facilities and commercial paper, $645 million in repurchases of common stock, $299 million in dividend and dividend equivalent payments to our shareholders, $129 million in purchases of subsidiary shares from non-controlling interest and $45 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises.
Consolidated net cash provided by financing activities from continuing operations for the year ended December 31, 2013 primarily relates to $3.8 billion in borrowings of our debt facilities and commercial paper, partially offset by $2.5 billion in repayments under out debt facilities, $77 million in cash payments related to treasury shares received for restricted stock tax payments and stock option exercises (including $52 million relating to treasury shares received for shares that vested for NYSE employees at the acquisition date) and $75 million in dividend payments to our shareholders.
Discontinued Operations
We did not have any cash provided by or used in any activities from discontinued operations for the year ended December 31, 2015. Consolidated net cash provided by (used in) operating activities, investing activities and financing activities from discontinued operations was $51 million, ($504 million) and $339 million, respectively, for the year ended December 31, 2014. The $504 million in net cash used in investing activities primarily relates to $220 million of cash distributed from Euronext to us as part of the separation of Euronext from our remaining businesses and $262 million in cash retained by Euronext and removed from our balance sheet in the de-consolidation. The $339 million in net cash provided by financing activities relates to cash proceeds received from the issuance of debt by Euronext just prior to the IPO.
Debt
Our total debt, including short-term and long-term debt, consisted of the following as of December 31, 2015 and 2014 (in millions):

	As of December 31,
	2015	2014
Debt:
Commercial Paper	$2,591	$905
NYSE EUR Notes (5.375% senior unsecured notes due June 30, 2015)	—	1,137
Short-term debt	2,591	2,042
NYSE USD Notes (2.00% senior unsecured notes due October 5, 2017)	852	853
2018 Senior Notes (2.50% senior unsecured notes due October 15, 2018)	597	595
2020 Senior Notes (2.75% senior unsecured notes due December 1, 2020)	1,239	—
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	789	787
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,240	—
Long term debt	4,717	2,235
Total debt	$7,308	$4,277
Senior Notes
On November 24, 2015, we issued $2.5 billion in aggregate senior notes, including $1.25 billion principal amount of 2.75% senior unsecured fixed rate notes due November 2020, or the 2020 Senior Notes, and $1.25 billion principal amount of 3.75% senior unsecured fixed rate notes due November 2025, or the 2025 Senior Notes. We used the net proceeds from the 2020 Senior Notes and 2025 Senior Notes offering, together with $1.6 billion of borrowings under our Commercial Paper Program, to finance the $4.1 billion cash portion of the purchase price of the acquisition of Interactive Data.
In October 2013, we issued $600 million principal amount of 2.50% senior unsecured fixed rate notes due October 2018, or the 2018 Senior Notes, and $800 million principal amount of 4.00% senior unsecured fixed rate notes due October 2023, or the 2023 Senior Notes. We used the net proceeds from the 2018 Senior Notes and 2023 Senior Notes offering to finance, together with cash on hand and $400 million borrowed in October 2013 under the Revolving Facility, the $2.7 billion cash portion of the purchase price of the acquisition of NYSE.
Credit Facilities
In April 2014, ICE, as parent borrower, and our subsidiary ICE Europe Parent Limited, as subsidiary borrower, entered into a $3.0 billion senior unsecured revolving credit facility, or the 2014 Credit Facility, pursuant to a credit agreement with Wells Fargo Bank, National Association, or Wells Fargo, as administrative agent, issuing lender and swing line lender, Bank of America, N.A., as syndication agent, and the lenders party thereto. The 2014 Credit Facility was scheduled to end on April 3, 2019.
Of the amounts available under the 2014 Credit Facility, we previously reserved $303 million to provide liquidity or required financial resources for the operations of our clearing houses. This amount included $150 million for ICE Clear Europe, $100 million for ICE Clear Credit, $50 million for ICE Clear U.S., and $3 million for ICE Clear Canada. During the fourth quarter of 2015, after additional contributions to the capital of the respective clearing houses, the respective clearing houses determined their own resources to be sufficient and available such that the supplemental amounts previously reserved under the 2014 Credit Facility were no longer required to provide liquidity or required financial resources for their operations.
In November 2015, we agreed with a majority of the lenders under the 2014 Credit Facility to amend certain terms of the 2014 Credit Facility. The amendments include, but are not limited to, extending the maturity date to November 13, 2020 and increasing the ratio level in the maximum total leverage ratio covenant from 3.25:1.00 to 3:75:1.00 beginning with the first fiscal quarter ending after the consummation of the Interactive Data acquisition until the first fiscal quarter ending after the first anniversary of the acquisition. In addition, ICE Europe Parent Limited no longer has the ability to borrow amounts under the 2014 Credit Facility. The 2014 Credit Facility, as amended, as is referred to herein as the “Amended Credit Facility.”
The Amended Credit Facility includes an option for us to propose an increase in the aggregate amount available for borrowing by up to $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. On November 13, 2015, we utilized this option to increase the amount of the Amended Credit Facility to $3.4 billion. The commitments under the Amended Credit Facility will automatically reduce to $2.95 billion on April 3, 2019. No amounts were outstanding under the Amended Credit Facility as of December 31, 2015.
Amounts borrowed under the Amended Credit Facility may be prepaid at any time without premium or penalty. The Amended Credit Facility provides for a $3.4 billion multi-currency revolving facility, with sub-limits for non-dollar borrowings and letters of credit and with a swing-line facility available on a same-day basis. Of the $3.4 billion that is available for borrowing under the

Amended Credit Facility, $2.6 billion is required to back-stop the amount outstanding under our Commercial Paper Program as of December 31, 2015. The amount required to back-stop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $809 million as of December 31, 2015 is available to us to use for working capital and general corporate purposes including, but not limited to, acting as a back-stop to the amounts outstanding under the Commercial Paper Program.
Borrowings under the Amended Credit Facility will bear interest on the principal amount outstanding at either (a) LIBOR plus an applicable margin rate or (b) a “base rate” plus an applicable margin rate; provided, however, that all loans denominated in a foreign currency will bear interest at LIBOR plus an applicable margin rate. The “base rate” equals the higher of (i) Wells Fargo’s prime rate, (ii) the federal funds rate plus 0.50%, or (iii) the one month LIBOR rate plus 1.00%. The applicable margin rate is based upon our public long term debt ratings and ranges from 0.875% to 1.50% on LIBOR borrowings and from 0.00% to 0.50% on base rate borrowings.
The Amended Credit Facility includes an unutilized revolving credit commitment fee that is equal to the unused maximum revolver amount, multiplied by an applicable commitment fee rate and is payable in arrears on a quarterly basis. The applicable commitment fee rate ranges from 0.08% to 0.20% and is determined based on our long term debt rating. As of December 31, 2015, the applicable commitment fee rate was 0.125% based on our current long term debt ratings.
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
In connection with us entering into the 2014 Credit Facility in April 2014, the 2011 Credit Facilities were terminated and the $367 million outstanding under the Term Loan Facility was repaid through the issuance of commercial paper. No amounts were outstanding under the Revolving Facility when it was terminated.
Commercial Paper Program
In December 2013, we entered into a U.S. dollar commercial paper program, or the Commercial Paper Program. Our Commercial Paper Program is currently backed by the borrowing capacity available under the Amended Credit Facility, equal to the amount of the commercial paper that is issued and outstanding at any given point in time. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (such as USD LIBOR). The fluctuation of these rates due to market conditions may impact our interest expense.
We used net proceeds from notes issued under the Commercial Paper Program during the year ended December 31, 2015 to finance part of the cash portion of the purchase price of Interactive Data and to pay related fees and expenses, to repurchase our common stock, and for general corporate purposes. We used net proceeds from notes issued under the Commercial Paper Program during the year ended December 31, 2014 to repay the $367 million that was outstanding under the Term Loan Facility upon termination of the Term Loan Facility in April 2014, to fund certain of our acquisitions, and to repurchase our common stock. We repaid a portion of the amounts outstanding under the Commercial Paper Program during the year ended December 31, 2014 using a combination of the cash proceeds received from the IPO and sale of Euronext, the sale of NYSE Technologies and cash flows from operations. We used the net proceeds from the notes issued under the Commercial Paper Program during the year ended December 31, 2013, along with cash on hand, to repay the $900 million borrowed under the Revolving Facility and the $450 million borrowed under the 2013 364 Day Facility.
364 Day Facilities
On November 13, 2015, we entered into a $500 million 364 day senior unsecured revolving credit facility, or the 2015 364 Day Facility, pursuant to a credit agreement with Wells Fargo, as administrative agent, Bank of America, N.A., as syndication agent, and the lenders signatory thereto. The amounts available under the 2015 364 Day Facility are available for use by us for working capital and general corporate purposes but specifically excluding any use to back-stop amounts issued under the Commercial Paper Program. The commitments under the 2015 364 Day Credit Facility will be automatically reduced to $375 million on May 13, 2016 and to $250 million on August 13, 2016. Borrowings under the 2015 364 Day Facility will bear interest on the principal amount outstanding under the same terms as the Amended Credit Facility disclosed above.

The 2015 364 Day Facility includes an unutilized revolving credit commitment fee that is equal to the unused maximum revolver amount, multiplied by an applicable commitment fee rate and is payable in arrears on a quarterly basis. The applicable commitment fee rate ranges from 0.07% to 0.175% and is determined based on our long term debt rating. As of December 31, 2015, the applicable commitment fee rate was 0.10% based on our current long term debt ratings.
In July 2013, we entered into a $600 million 364 day senior unsecured revolving credit facility, or the 2013 364 Day Facility. The 2013 364 Day Facility was available for working capital and general corporate purposes. In October 2013, we borrowed $450 million under the 2013 364 Day Facility to fund the prepayment of the Private Senior Notes. In December 2013, we repaid the $450 million borrowed under the 2013 364 Day Facility with the proceeds from the issuance of commercial paper. In connection with us entering into the 2014 Credit Facility, the 2013 364 Day Facility was terminated in April 2014, at which time no amounts were outstanding.
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
On June 30, 2015, we repaid the NYSE EUR Notes using cash that had been set aside in July 2014 from the proceeds of the Euronext IPO. The cash, in the amount of €969 million ($1.2 billion) had been placed in term deposits that matured on June 25, 2015. The cash was sufficient to settle the principal maturity of €920 million ($1.1 billion) and the final interest coupon of €49 million ($60 million).
Private Senior Notes
Simultaneous with entering into the 2011 Credit Facilities in November 2011, we also entered into a note purchase agreement with various institutional investors providing for the sale of $400 million aggregate principal amount of senior notes, consisting of $200 million of our 4.13% Senior Notes, Tranche A, due November 9, 2018 and $200 million of our 4.69% Senior Notes, Tranche B, due November 9, 2021, or collectively, the Private Senior Notes.
In October 2013, following the issuance of the 2018 Senior Notes and the 2023 Senior Notes, we prepaid the $400 million aggregate principal amount of Private Senior Notes. In connection with the early payoff of the Private Senior Notes, we incurred $51 million in expenses relating to a $49 million pre-payment to the Private Senior Notes investors and an associated $2 million write off of the related debt issuance costs. To fund the prepayment of the Private Senior Notes and the associated pre-payment, we borrowed $450 million in October 2013 under the 2013 364 Day Facility.
Refer to note 9 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report, for additional information on our debt and debt facilities.
Future Capital Requirements
Our future capital requirements will depend on many factors, including the rate of our trading and clearing volume growth, strategic plans and acquisitions, available sources for financing activities, required technology and clearing initiatives, regulatory requirements, the timing and introduction of new products and enhancements to existing products, the geographic mix of our business, and the continuing market acceptance of our electronic trading and clearing platforms. We currently expect to make aggregate operational capital expenditures and to incur capitalized software development costs ranging between $270 million and $280 million for the year ended December 31, 2016, which we believe will support the enhancement of our technology and the continued expansion of our businesses. In addition, we currently expect between $45 million to $55 million in real estate capital expenditures during 2016, on leasehold improvement expenditures primarily associated with our Atlanta headquarters.
Our board of directors has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be determined quarterly by the board of directors or audit committee of the board of directors taking into account such factors as our evolving business model, prevailing business conditions and our financial results and capital requirements, without a predetermined annual net income payout ratio. During the year ended December 31, 2015, we paid cash dividends of $2.90 per share of our common stock in the aggregate, including a quarterly dividend for the first quarter of 2015 of $0.65 per share and quarterly dividends for the next three quarters of 2015 of $0.75 per share, for an aggregate payout of $331 million in 2015, which includes the payment of dividend equivalents. For the first quarter of 2016, we announced a $0.85 per share dividend, which is a 13% increase over the prior dividend, which is payable on March 31, 2016 to shareholders of record as of March 16, 2016.
As of December 31, 2015, we had $7.3 billion in outstanding debt. We currently have $3.4 billion available for borrowing under our Amended Credit Facility. After factoring in the $2.6 billion currently required to back-stop the Commercial Paper Program, $809 million of our Amended Credit Facility is currently available for general corporate purposes. On November 13, 2015, we entered into the $500 million 2015 364 Day Facility. The amounts available under the 2015 364 Day Facility are available for use by us for working capital and general corporate purposes but specifically excluding any use to back-stop amounts issued under the Commercial Paper Program.
Our $3.4 billion Amended Credit Facility, our $500 million 2015 364 Day Facility and our Commercial Paper Program are currently the only significant agreements or arrangements that we have with third parties for liquidity and capital resources. In the event of any strategic acquisitions, mergers or investments, or if we are required to raise capital for any reason or desire to return capital to our stockholders, we may incur additional debt, issue additional equity to raise the necessary funds, repurchase additional shares of our common stock or pay a dividend. However, we cannot provide assurance that such financing or transactions will be available or successful, or that the terms of such financing or transactions will be favorable to us. See “- Debt” above.
In connection with our acquisition of NYSE, we assumed NYSE’s pension plans covering its U.S. and certain European operations. The benefit accrual for the U.S. operations pension plan is frozen. Following the Euronext IPO in June 2014, there are no longer any NYSE European operations covered by the pension plans. During the year ended December 31, 2015, we contributed $10 million to our pension plans. Our practice is to fund our frozen defined benefit pension plan each year at a level above the minimum required contribution but within tax deductible limits. Based on actuarial projections, we estimate that a contribution of $10 million in 2016 will allow us to meet our funding goal. However, the actual contribution is contingent on the actual plan performance relative to assumptions.
We own ICE Futures Europe and LIFFE Administration and Management, or Liffe, both of which are U.K. Recognized Investment Exchanges. As U.K. Recognized Investment Exchanges, ICE Futures Europe and Liffe are required by the Financial Conduct Authority in the U.K. to satisfy a financial resources recognition requirement which restrict the use of the equivalent of six months of operating expenditures, subject to certain deductions, in cash or cash equivalents or investments at all times. As of December 31, 2015, the regulatory capital for ICE Futures Europe and Liffe was $57 million and $106 million, respectively. Such amounts are reflected as short-term restricted cash and investments in the consolidated balance sheet as of December 31, 2015. In November 2014, we completed the transition of Liffe’s contracts to ICE Futures Europe. While Liffe still has a regulated status as of December 31, 2015, we have applied for a de-recognition order, which will result in the release of the $106 million in regulatory capital and an increase in our cash and cash equivalents when approved.
We own a 40% interest in OCC through a direct investment by NYSE. OCC adopted a new capital plan during the year ended December 31, 2015, which raised $150 million in equity capital from OCC's shareholders, including $60 million contributed by us. In addition, under the OCC capital plan, the OCC shareholders will contribute up to $200 million in additional equity capital if certain capital thresholds are breached, including up to $80 million to be contributed by us. Refer to note 15 to our consolidated financial statements and related notes, which are included elsewhere is this Annual Report, for additional information on the OCC capital plan.
Non-GAAP Financial Measures
We use non-GAAP measures internally to evaluate our performance and in making financial and operational decisions. When viewed in conjunction with our GAAP results and the accompanying reconciliation, we believe that our presentation of these measures provides investors with greater transparency and a greater understanding of factors affecting our financial condition and results of operations than GAAP measures alone. In addition, we believe the presentation of these measures is useful to investors for period-to-period comparison of results because the items described below are not reflective of our core business performance. These financial measures are not in accordance with, or an alternative to, GAAP financial measures and may be different from non-GAAP measures used by other companies. We use these adjusted results because we believe they more clearly highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures, since these measures eliminate from our results specific financial items that have less bearing on our core operating performance. We strongly recommend that investors review the GAAP financial measures included in this Annual Report, including our consolidated financial statements and the notes thereto.
Adjusted total operating expenses, adjusted operating income, adjusted operating margin, adjusted net income attributable to ICE common shareholders from continuing operations and adjusted earnings per share from continuing operations for the periods presented below are calculated by adding or subtracting the adjustments described below, which are not reflective of our cash operations and core business performance, and their related income tax effect (in millions, except for percentages and per share amounts):

	Year Ended December 31,			Three Months Ended December 31,
	2015	2014	2013	2015	2014	2013
Total revenues, less transaction-based expenses	$3,338	$3,092	$1,598	$875	$800	$536
Total operating expenses	1,588	1,644	808	457	400	373
Less: NYSE and Interactive Data transaction and integration costs and acquisition related success fees	83	124	140	52	27	109
Less: Amortization of acquisition-related intangibles	140	131	56	41	33	20
Less: Duplicate rent expenses and lease termination costs	—	—	7	—	—	—
Adjusted total operating expenses	$1,365	$1,389	$605	$364	$340	$244
Operating income	$1,750	$1,448	$790	$418	$400	$163
Adjusted operating income	$1,973	$1,703	$993	$511	$460	$292
Operating margin	52%	47%	49%	48%	50%	30%
Adjusted operating margin	59%	55%	62%	58%	58%	54%

Income (loss) from continuing operations	$1,295	$1,005	$320	$373	$294	$(120)
Add: NYSE and Interactive Data transaction and integration costs and acquisition related success fees	83	124	140	52	27	109
Add: Amortization of acquisition-related intangibles	140	131	56	41	33	20
Add: Cetip impairment loss	—	—	190	—	—	190
Add: Early payoff of outstanding debt	—	—	51	—	—	51
Add: Litigation settlements and accruals, net	15	—	—	—	—	—
Add: Pre-acquisition interest expense on debt issued for Interactive Data acquisition	5	—	—	5	—	—
Add: Duplicate rent expenses and lease termination costs	—	—	7	—	—	—
Less: Net gain on the sale of 6% remaining ownership in Euronext	—	(4)	—	—	(4)	—
Less: Other income from OCC equity investment	—	(26)	—	—	(26)	—
Less: Income tax effect related to the items above	(83)	(89)	(85)	(31)	(19)	(53)
Less: Deferred tax adjustments on acquisition-related intangibles	(82)	(14)	—	(68)	(8)	—
Add: Other tax adjustments	7	12	—	—	3	—
Less: Net income from continuing operations attributable to non-controlling interest	(21)	(35)	(16)	(3)	(6)	(6)
Adjusted net income attributable to ICE common shareholders from continuing operations	$1,359	$1,104	$663	$369	$294	$191

Basic earnings per share attributable to ICE common shareholders from continuing operations	$11.45	$8.50	$3.88	$3.31	$2.56	$(1.32)
Diluted earnings per share attributable to ICE common shareholders from continuing operations	$11.39	$8.46	$3.84	$3.29	$2.54	$(1.31)

Adjusted basic earnings per share attributable to ICE common shareholders from continuing operations	$12.21	$9.67	$8.45	$3.30	$2.60	$2.02
Adjusted diluted earnings per share attributable to ICE common shareholders from continuing operations	$12.15	$9.63	$8.38	$3.27	$2.59	$2.00

Basic weighted average common shares outstanding	111	114	78	112	112	95
Diluted weighted average common shares outstanding	112	115	79	112	113	96
Acquisition-related transaction costs are included as part of our core business expenses, except for those that are directly related to the announcement, closing, financing or termination of a transaction. However, the acquisition-related transaction and integration costs relating to NYSE and Interactive Data are included in non-GAAP adjustments given the sizes of these acquisitions. Amortization of acquisition-related intangibles are included in non-GAAP adjustments as excluding these non-cash expenses provides greater clarity regarding our financial strength and stability of cash operating results.
During the year and/or three months ended December 31, 2015, we also include as non-GAAP adjustments various litigation settlements and accruals and the interest expense on the senior notes and commercial paper we issued for the Interactive Data acquisition from the issuance date of the new senior notes on November 24, 2015 and on the issuance dates of the commercial paper in early December 2015 to the acquisition date of Interactive Data on December 14, 2015. During the year and three months ended December 31, 2014, we also include as non-GAAP adjustments the net gain on the sale of our 6% remaining ownership in Euronext and the income recognized on our OCC equity investment. During the year and/or three months ended December 31, 2013, we also include as non-GAAP adjustments the impairment loss recorded on our equity investment in Cetip, the expense relating to the early payoff of outstanding debt and the duplicate rent expenses and lease termination costs we incurred as we consolidated multiple New York office locations. For additional information on these items, refer to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report and “- Operating Expenses” and “- Non-Operating Income (Expenses)” above. The income tax effects relating to these items above are included in non-GAAP adjustments, as well as deferred tax adjustments on acquisition-related intangibles and other tax adjustments relating to certain foreign tax law changes.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commercial Commitments
The following table presents, for the periods indicated, our contractual obligations (which we intend to fund from our existing cash as well as cash flow from operations) and commercial commitments as of December 31, 2015 (in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Short-term and long-term debt and interest	$8,319	$2,738	$1,724	$1,477	$2,380
Operating lease obligations	394	42	131	65	156
Purchase obligations	68	63	5	—	—
Russell licensing agreement (minimum annual payments)	35	20	15	—	—
Other liabilities and commitments	10	5	5	—	—
Total contractual cash obligations	$8,826	$2,868	$1,880	$1,542	$2,536
Purchase obligations include our estimate of the minimum outstanding obligations under agreements to purchase goods or services that we believe are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at any time without penalty.
We have excluded from the contractual obligations and commercial commitments table above $51.2 billion in cash margin deposits and guaranty fund liabilities. Clearing members of our clearing houses are required to deposit original margin and variation margin and to make deposits to a guaranty fund. The cash deposits made to these margin accounts and to the guaranty fund are recorded in the consolidated balance sheet as current assets with corresponding current liabilities to the clearing members that deposited them. See note 12 to our consolidated financial statements and related notes that are included elsewhere in this Annual Report for additional information on our clearing houses and the margin deposits and guaranty funds’ liabilities.
We have also excluded unrecognized tax benefits, or UTBs, from the contractual obligations and commercial commitments table above. As of December 31, 2015, our cumulative UTBs were $107 million. Interest and penalties related to UTBs were $33 million as of December 31, 2015. We are under examination by various tax authorities. We are unable to make a reasonable estimate of the periods of cash settlement because it is not possible to reasonably predict, the amount of tax, interest and penalties, if any, that might be assessed by a tax authority or the timing of an assessment or payment. It is also not possible to reasonably predict whether or not the applicable statutes of limitations might expire without us being examined by any particular tax authority. See note 11 to our consolidated financial statements and related notes that are included elsewhere in this Annual Report for additional information on our UTBs.
As of December 31, 2015, in connection with our acquisition of NYSE, we have obligations related to our pension and other benefit programs. The date of payment under these obligations cannot be determined and have been excluded from the table above. See note 14 to our consolidated financial statements and related notes that are included elsewhere in this Annual Report for additional information on our pension and other benefit programs.
We have a 40% ownership in OCC. Under the OCC's new capital plan, the OCC shareholders have committed to contribute up to $200 million in equity capital if certain capital thresholds are breached, including up to $80 million to be contributed by NYSE. See “- Future Capital Requirements” above.

New and Recently Adopted Accounting Pronouncements
Refer to note 2 to our consolidated financial statements and related notes included elsewhere in this Annual Report for information on the new and recently adopted accounting pronouncements that are applicable to us.

Critical Accounting Policies
We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact of, and any associated risks related to, these policies on our business operations is discussed throughout “- Management’s Discussion and Analysis of Financial Condition and Results of Operations”. For a detailed discussion on the application of these and other accounting policies, see note 2 to our consolidated financial statements and related notes included elsewhere in this Annual Report. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with these accounting principles requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period.
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
Goodwill and Other Identifiable Intangible Assets
We have significant intangible assets related to goodwill and other acquired intangible assets. In connection with our acquisitions, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of identifiable net assets acquired, including other identified intangible assets. We recognize specifically identifiable intangibles when a specific right or contract is acquired. Our determination of the fair value of the intangible assets and whether or not these assets are impaired requires us to make significant judgments and requires us to use significant estimates and assumptions regarding estimated future cash flows. If we change our strategy or if market conditions shift, our judgments may change, which may result in adjustments to recorded asset balances. As of December 31, 2015, we had goodwill of $12.1 billion and net other intangible assets of $10.8 billion relating to our acquisitions, our purchase of trademarks and Internet domain names from various third parties, and the Russell licensing agreement. Of these amounts, $3.6 billion in goodwill and $3.2 billion of other intangible assets relates to our recent acquisitions of Interactive Data on December 14, 2015 and Trayport on December 11, 2015. We do not amortize goodwill or other intangible assets with indefinite useful lives. Intangible assets with finite useful lives are amortized over their estimated useful lives.
In performing the purchase price allocation, we consider, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of the acquired business. At the acquisition date, a preliminary allocation of the purchase price is recorded based upon a preliminary valuation. We continue to review and validate estimates, assumptions and valuation methodologies underlying the preliminary valuation during the measurement period. Accordingly, these estimates and assumptions are subject to change, which could have a material impact on our consolidated financial statements. The measurement period ends as soon as we receive the information about facts and circumstances that existed as of the acquisition date or we learn that more information is not obtainable, which usually does not exceed one year from the date of acquisition. The allocation of the purchase price for Interactive Data and Trayport will be finalized upon the completion of the analysis of the acquired assets and liabilities, including goodwill and other intangible assets, during the year ended December 31, 2016.
Our goodwill and other indefinite-lived intangible assets are evaluated for impairment annually in our fiscal fourth quarter or more frequently if conditions exist that indicate that the value may be impaired. We test our goodwill for impairment at the reporting unit level. These impairment evaluations are performed by comparing the carrying value of the goodwill reporting unit or other indefinite-lived intangibles to its estimated fair value. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. Subsequent to our acquisition of NYSE, we identified five reporting units: our futures reporting unit, our CDS reporting unit, our cash listings reporting unit, our Euronext reporting unit and our technology reporting unit. The cash listings, Euronext and technology reporting units were added as part of our NYSE acquisition on November 13, 2013. As a result of the IPO of Euronext and the sale of NYSE Technologies during the year ended December 31, 2014, we no longer have a Euronext reporting unit or a technology reporting unit. We completed the acquisitions of Interactive Data and Trayport in December 2015, subsequent to our annual impairment test completed in our fiscal fourth quarter and are in the process of evaluating the impact to our reporting units.

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
Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We have historically determined the fair value of our reporting units based on various valuation techniques, including discounted cash flow analysis and a multiple of earnings approach. In assessing whether goodwill and other intangible assets are impaired, we must make estimates and assumptions regarding future cash flows, long-term growth rates of our business, operating margins, discount rates, weighted average cost of capital and other factors to determine the fair value of our assets. These estimates and assumptions require management’s judgment, and changes to these estimates and assumptions, as a result of changing economic and competitive conditions, could materially affect the determination of fair value and/or impairment. The cash flows employed in the discounted cash flow analysis are based on our most recent budgets and business plans and, when applicable, various growth rates have been assumed for years beyond the current business plan period. Future events could cause us to conclude that indicators of impairment exist for goodwill or other intangible assets. Impairment may result from, among other things, deterioration in the performance of our business, adverse market conditions, adverse changes in applicable laws and regulations, competition, or the sale or disposition of a reporting unit. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. Our impairment analysis has not resulted in any impairment of goodwill and other identifiable intangible assets through December 31, 2015.
We are also required to evaluate other finite-lived intangible assets and property and equipment for impairment by first determining whether events or changes in circumstances indicate that the carrying value of these assets to be held and used may not be recoverable. If impairment indicators are present, then an estimate of undiscounted future cash flows produced by these long-lived assets is compared to the carrying value of those assets to determine if the asset is recoverable. If an asset is not recoverable, the loss is measured as the difference between fair value and carrying value of the impaired asset. Fair value of these assets is based on various valuation techniques, including discounted cash flow analysis. Our evaluation has not resulted in any impairment of other finite-lived intangible assets and property and equipment through December 31, 2015.
Among our finite-lived intangible assets, we performed an undiscounted cash flow analysis to test whether the CDS Creditex customer relationship intangible asset was recoverable as we concluded that indicators of impairment were present in the current year. CDS trade execution revenues at Creditex have decreased over the last several years as trading volumes in the global CDS market have declined and CDS trading remains muted due to financial reform implementation and lower volatility in corporate credit markets. We identified the decline in revenues and the delay in their expected recovery as a triggering event in the current year requiring our Creditex customer relationship intangible asset to be tested for recoverability. As of December 31, 2015, the Creditex customer relationship intangible asset had a remaining net book value of $61 million and will become fully amortized in August 2020. The results of the recoverability test indicated that the estimated future undiscounted cash flows exceeded the carrying value of the asset by 8%.
We continue to monitor potential triggering events in our CDS trade execution business, including changes in the business and regulatory climate in which it operates, the volatility in the capital markets, our recent operating performance and our financial projections. Any changes in these factors could result in further testing for recoverability, and, if it was determined that the carrying value of the asset was not recoverable, an impairment of the asset would then be recorded.
Income Taxes
We are subject to income taxes in the U.S., U.K. and other foreign jurisdictions where we operate. The determination of our provision for income taxes and related accruals, deferred tax assets and liabilities requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. We recognize a current tax liability or tax asset for the estimated taxes payable or refundable on tax returns for the current year. We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of our assets and liabilities. We establish valuation allowances if we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using current enacted tax rates in effect for the years in which those temporary differences and carryforwards are expected to reverse.

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
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term investments, short-term and long-term restricted cash and investments, and indebtedness. As of December 31, 2015 and 2014, our cash and cash equivalents, short-term investments and short-term and long-term restricted cash and investments were $1.6 billion and $2.5 billion, respectively, of which $448 million and $1.5 billion, respectively, were denominated in pounds sterling, euros or Canadian dollars. Of the $1.5 billion as of December 31, 2014, €969 million ($1.2 billion) represented euro-denominated cash that was placed in term deposits at various banks with a maturity date of June 25, 2015 that were used to repay the NYSE EUR Notes on maturity at June 30, 2015. The decrease in the balances above as of December 31, 2015 was due to the use of the short-term euro-denominated term deposit investments to repay the NYSE EUR Notes upon their maturity. The remaining cash and cash equivalents, short-term investments and short-term and long-term restricted cash and investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical decrease in long-term interest rates to zero basis points would decrease annual pre-tax earnings by $2 million as of December 31, 2015, assuming no change in the amount or composition of our cash and cash equivalents, short-term investments and short-term and long-term restricted cash and investments.
Our investment in Cetip, which is recorded as an available-for-sale, long-term investment and is recorded and held in Brazilian reais, was valued at $299 million as of December 31, 2015, including an accumulated unrealized loss of $25 million. Changes in the fair value of the Cetip investment are reflected in accumulated other comprehensive income and do not impact earnings, except to the extent that unrealized losses are deemed to be other than temporary.
As of December 31, 2015, we had $7.3 billion in outstanding debt, of which $3.9 billion relates to senior notes and $852 million relates to the NYSE Notes, all of which bear interest at fixed interest rates. The remaining amount outstanding of $2.6 billion relates to the Commercial Paper Program, which bears interest at fluctuating rates and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates relating to the amounts outstanding under the Commercial Paper Program as of December 31, 2015 would decrease annual pre-tax earnings by $26 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity. The interest rates on our Commercial Paper Program are currently evaluated based upon current maturities and market conditions. See Item 7 “- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt” included elsewhere in this Annual Report.

Foreign Currency Exchange Rate Risk
As an international business, we are subject to foreign currency exchange rate risk. We may experience gains or losses from foreign currency transactions in the future given that a significant part of our assets, liabilities, revenues and expenses are recorded in pounds sterling or euros. Certain assets, liabilities, revenues and expenses of foreign subsidiaries are denominated in the local functional currency of such subsidiaries. Our exposure to foreign denominated earnings for the year ended December 31, 2015 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Year Ended December 31, 2015
	Pound Sterling	Euro
Average exchange rate to the U.S. dollar for the year ended December 31, 2015	$1.5292	$1.1117
Average exchange rate to the U.S. dollar for the year ended December 31, 2014	$1.6481	$1.3300
Average exchange rate decrease in 2015 compared to 2014	(7)%	(16)%
Foreign denominated percentage of:
Revenues, less transaction-based expenses	11%	4%
Operating expenses	10%	2%
Operating income	11%	7%
Impact of the currency fluctuations (1) on:
Revenues, less transaction-based expenses	$(27)	$(28)
Operating expenses	$(12)	$(5)
Operating income	$(15)	$(23)

(1)	Represents the impact of currency fluctuation for the year ended December 31, 2015 compared to the same period in the prior year.
We have a significant part of our assets, liabilities, revenues and expenses recorded in pounds sterling or euros. For the year ended December 31, 2015, 15% of our consolidated revenues, less transaction-based expenses, were denominated in pounds sterling or euros, and 12% of our consolidated expenses were denominated in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.
We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We had foreign currency transaction losses of $14 million, $2 million and $2 million for the years ended December 31, 2015, 2014 and 2013, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar, which strengthened. A 10% adverse change in the underlying foreign currency exchange rates as of December 31, 2015 would result in a foreign currency transaction loss of $7 million, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity.
Historically we have not entered into forward currency exchange rate contracts, and to the extent that our currency exposures are not hedged, exchange rate movements may cause fluctuations in our consolidated financial statements. Accordingly, if there are adverse movements in exchange rates, our revenues may be lower and we may suffer significant losses, which would adversely affect our operating results and financial condition. Although we may enter into hedging transactions in the future to help mitigate our foreign exchange risk exposure, these hedging arrangements may not be effective, particularly in the event of imprecise forecasts of the levels of our non-U.S. denominated assets and liabilities.
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

	As of December 31, 2015
	Position in Pounds Sterling	Position in Euros
Assets	£1,205	€331
of which goodwill represents	523	43
Liabilities	255	177
Net currency position	£950	€154
Impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$141	$17

As of December 31, 2015 and 2014, the portion of our equity attributable to accumulated other comprehensive income (loss) from foreign currency translation was ($45 million) and $13 million, respectively. As of December 31, 2015, we had net exposure of pounds sterling and euro of £950 million ($1.4 billion) and €154 million ($168 million), respectively. Based on these December 31, 2015 net currency positions, a hypothetical 10% decrease of pound sterling against U.S. dollar would negatively impact our equity by $141 million and a hypothetical 10% decrease of euro against U.S. dollar would negatively impact our equity by $17 million. For the year ended December 31, 2015, currency exchange rate differences had a negative impact of $58 million on our consolidated equity.
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
Clearing House Cash Deposit Risks
Our clearing houses hold material amounts of clearing member cash deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. Refer to note 12 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report, for more information about clearing house cash deposits, which were $51.2 billion as of December 31, 2015. While we seek to achieve a reasonable rate of return which may generate interest income for our clearing members, we are primarily concerned with preservation of capital and managing the risks associated with these deposits. As the clearing houses may pass on interest revenues (minus costs) to the members, this could include negative or reduced yield due to market conditions. The following is a summary of the risks associated with these deposits and how these risks are mitigated.
Credit Risk
We are exposed to credit risk in our operations in the event of a counterparty default. We limit our exposure to credit risk by rigorously selecting the counterparties with which we execute agreements and make investments. In addition, when a clearing house has the ability to hold cash collateral at a central bank, the clearing house utilizes its access to the central bank system to minimize credit risk exposures. Credit risk is monitored by using exposure limits reflecting a number of factors including ratings assigned by rating agencies, CDS spreads and internal ratings, as well as the nature and maturity of transactions. We seek to substantially mitigate credit risk associated with investments by ensuring financial assets are placed with governments, well-capitalized financial institutions and other creditworthy counterparties.
An ongoing review is performed to evaluate changes in the financial status of counterparties. In addition to the intrinsic creditworthiness of counterparties, our policies require diversification of counterparties (banks, financial institutions, bond issuers and funds) to avoid a concentration of risk.
Liquidity Risk
Liquidity risk is the risk a clearing house may not be able to meet its payment obligations in the right currency, in the right place and the right time. To mitigate this risk, the clearing houses monitor liquidity requirements closely and maintain funds and assets in a manner which minimizes the risk of loss or delay in the access by the clearing house to such funds and assets. For example, holding funds with a central bank where possible or making only short term investments such as overnight reverse repurchase agreements serves to reduce liquidity risks.
Interest Rate Risk
Interest rate risk is the risk that interest rates rise causing the value of purchased securities to decline. If we were required to sell securities prior to maturity, and interest rates had risen, the sale of the securities might be made at a loss relative to the latest market price. Our clearing houses seek to manage this risk by making short term investments of cash deposits. For example, where possible and in accordance with regulatory requirements, the clearing houses invest cash pursuant to overnight reverse repurchase agreements or term reverse repurchase agreements with short dated maturities. In addition, the clearing house investment guidelines allow for direct purchases of high quality sovereign debt (for example, U.S. Treasury securities) and supranational debt instruments (Euro cash deposits only) with short dated maturities.

Security Issuer Risk
Security issuer risk is the risk that an issuer of a security defaults on its payment when the security matures. This risk is mitigated by limiting allowable investments under the reverse repurchase agreements to high quality sovereign or government agency debt and limiting any direct investments to high quality sovereign debt instruments.
Investment Counterparty Risk
Investment counterparty risk is the risk that a reverse repurchase agreement counterparty might become insolvent and, thus, fail to meet its obligations to our clearing houses. We mitigate this risk by only engaging in transactions with high credit quality reverse repurchase agreement counterparties and by limiting the acceptable collateral under the repurchase agreement to high quality issuers. When engaging in reverse repurchase agreements, our clearing houses take delivery of the underlying reverse repurchase securities in custody accounts under clearing house control. Additionally, the securities purchased subject to reverse repurchase have a market value greater than the reverse repurchase amount. The typical haircut received for high quality sovereign debt is 2% of the reverse repurchase amount. Thus, in the event that a reverse repurchase counterparty defaults on its obligation to repurchase the underlying reverse repurchase securities, our clearing house will have possession of a security with a value potentially greater than the reverse repurchase counterparty’s obligation to the clearing house.
Our clearing houses may use third party investment advisors who make investments subject to the guidelines provided to them by the clearing house. Such investment advisors do not hold clearing member cash deposits or the underlying investments. Clearing house property is held in custody accounts under clearing house control. Clearing house property is held with credit worthy custodians including JPMorgan Chase Bank N.A., Citibank N.A., BNY Mellon, BMO Harris N.A. and Euroclear Bank Brussels (for non-U.S. dollar deposits).
Each clearing house employs (or may employ) multiple investment advisors and custodians to ensure that in the event a single investment advisor or custodian is unable to fulfill its role, additional investment advisors or custodians are available as alternatives.
Cross-Currency Margin Deposit Risk
Each of our clearing houses, pursuant to their rules, may permit posting of cross-currency collateral to satisfy margin requirements (for example, accepting margin deposits denominated in U.S. dollars to secure a Euro margin obligation). The clearing houses mitigate the risk of a decline in currency value by applying a “haircut” to the currency posted as margin at a level sufficient to provide financial protection during periods of high currency volatility. Cross-currency balances are marked-to-market on a daily basis. Should the currency posted to satisfy margin requirements decline in value, the clearing member is required to increase its margin deposit on a same-day basis.
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

ITEM 8.    FINANCIAL    STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Intercontinental Exchange, Inc. and Subsidiaries:
Report of Management on Internal Control over Financial Reporting	74
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	75
Report of Independent Registered Public Accounting Firm on Financial Statements	76
Consolidated Balance Sheets as of December 31, 2015 and 2014	77
Consolidated Statements of Income for the Years Ended December 31, 2015, 2014 and 2013	78
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013	79
Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Income (Loss) and Redeemable Non-Controlling Interest for the Years Ended December 31, 2015, 2014 and 2013	80
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013	82
Notes to Consolidated Financial Statements	83

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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written Global Code of Business Conduct adopted by our Board of Directors, applicable to all of our directors and all officers and all of our employees.
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
The Audit Committee of our Board of Directors, comprised solely of directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act and our Board of Director Governance Principles, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the internal auditors without management present to ensure that the independent auditors and the internal auditors have free access to the Audit Committee. Our Audit Committee’s Report will be included in our 2016 Proxy Statement.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 framework). Based on our assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2015.
As permitted by SEC regulations, our management has excluded Interactive Data Holdings Corporation (“Interactive Data”) from its assessment of internal control over financial reporting as of December 31, 2015 since Interactive Data was acquired in a purchase business combination on December 14, 2015. Interactive Data is a wholly-owned subsidiary and had net assets not subject to our assessment of internal controls of $236 million as of December 31, 2015.
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

/s/ Jeffrey C. Sprecher	/s/ Scott A. Hill
Jeffrey C. Sprecher	Scott A. Hill
Chairman of the Board and	Chief Financial Officer
Chief Executive Officer

February 4, 2016	February 4, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
Board of Directors and Shareholders
Intercontinental Exchange, Inc.
We have audited Intercontinental Exchange, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Intercontinental Exchange, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
As indicated in the accompanying “Report of Management on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Interactive Data, which are included in the 2015 consolidated financial statements of Intercontinental Exchange, Inc. and Subsidiaries and constituted $372 million and $236 million of total and net assets, respectively, as of December 31, 2015. Our audit of internal control over financial reporting of Intercontinental Exchange, Inc. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of Interactive Data.
In our opinion, Intercontinental Exchange, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Intercontinental Exchange, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity, accumulated other comprehensive income (loss) and redeemable non-controlling interest, and cash flows for each of the three years in the period ended December 31, 2015 of Intercontinental Exchange, Inc. and Subsidiaries, and our report dated February 4, 2016 expressed an unqualified opinion thereon.
/s/    Ernst & Young LLP
Atlanta, Georgia
February 4, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENTS
Board of Directors and Shareholders
Intercontinental Exchange, Inc.
We have audited the accompanying consolidated balance sheets of Intercontinental Exchange, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity, accumulated other comprehensive income (loss) and redeemable non-controlling interest, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intercontinental Exchange, Inc. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Intercontinental Exchange, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 4, 2016 expressed an unqualified opinion thereon.
/s/    Ernst & Young LLP
Atlanta, Georgia
February 4, 2016

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)

	As of December 31,
	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$627	$652
Short-term investments	29	1,200
Short-term restricted cash and investments	657	329
Customer accounts receivable, net of allowance for doubtful accounts of $2 and $1 at December 31, 2015 and 2014, respectively	700	508
Margin deposits and guaranty funds	51,169	47,458
Prepaid expenses and other current assets	131	85
Total current assets	53,313	50,232
Property and equipment, net	1,037	874
Other non-current assets:
Goodwill	12,079	8,535
Other intangible assets, net	10,758	7,780
Long-term restricted cash and investments	263	297
Long-term investments	299	379
Other non-current assets	238	157
Total other non-current assets	23,637	17,148
Total assets	$77,987	$68,254

Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$398	$409
Section 31 fees payable	116	137
Accrued salaries and benefits	215	205
Deferred revenue	98	69
Short-term debt	2,591	2,042
Margin deposits and guaranty funds	51,169	47,458
Other current liabilities	156	116
Total current liabilities	54,743	50,436
Non-current liabilities:
Non-current deferred tax liability, net	2,837	2,028
Long-term debt	4,717	2,235
Accrued employee benefits	478	516
Other non-current liabilities	337	482
Total non-current liabilities	8,369	5,261
Total liabilities	63,112	55,697
Commitments and contingencies
Redeemable non-controlling interest	35	165
Equity:
Intercontinental Exchange, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; no shares issued or outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.01 par value; 500 shares authorized; 126 and 119 shares issued and outstanding at December 31, 2015, respectively and 116 and 113 shares issued and outstanding at December 31, 2014, respectively	1	1
Treasury stock, at cost; 7 and 3 shares at December 31, 2015 and 2014, respectively	(1,448)	(743)
Additional paid-in capital	12,295	9,938
Retained earnings	4,148	3,210
Accumulated other comprehensive loss	(188)	(46)
Total Intercontinental Exchange, Inc. shareholders’ equity	14,808	12,360
Non-controlling interest in consolidated subsidiaries	32	32
Total equity	14,840	12,392
Total liabilities and equity	$77,987	$68,254

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Transaction and clearing fees, net	$3,228	$3,144	$1,393
Data services fees	871	691	246
Listing fees	405	367	33
Other revenues	178	150	58
Total revenues	4,682	4,352	1,730
Transaction-based expenses:
Section 31 fees	349	359	32
Cash liquidity payments, routing and clearing	995	901	100
Total revenues, less transaction-based expenses	3,338	3,092	1,598
Operating expenses:
Compensation and benefits	611	592	302
Technology and communication	203	188	63
Professional services	139	181	54
Rent and occupancy	57	78	39
Acquisition-related transaction and integration costs	88	129	143
Selling, general and administrative	116	143	51
Depreciation and amortization	374	333	156
Total operating expenses	1,588	1,644	808
Operating income	1,750	1,448	790
Other income (expense):
Interest expense	(97)	(96)	(56)
Other income (expense), net	—	55	(230)
Other expense, net	(97)	(41)	(286)
Income from continuing operations before income tax expense	1,653	1,407	504
Income tax expense	358	402	184
Income from continuing operations	1,295	1,005	320
Income (loss) from discontinued operations, net of tax	—	11	(50)
Net income	$1,295	$1,016	$270
Net income from continuing operations attributable to non-controlling interest	(21)	(35)	(16)
Net income attributable to Intercontinental Exchange, Inc.	$1,274	$981	$254
Basic earnings (loss) per share attributable to Intercontinental Exchange, Inc. common shareholders:
Continuing operations	$11.45	$8.50	$3.88
Discontinued operations	—	0.10	(0.64)
Basic earnings per share	$11.45	$8.60	$3.24
Basic weighted average common shares outstanding	111	114	78
Diluted earnings (loss) per share attributable to Intercontinental Exchange, Inc. common shareholders:
Continuing operations	$11.39	$8.46	$3.84
Discontinued operations	—	0.09	(0.63)
Diluted earnings per share	$11.39	$8.55	$3.21
Diluted weighted average common shares outstanding	112	115	79
Dividend per share	$2.90	$2.60	$0.65

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2015	2014	2013
Net income	$1,295	$1,016	$270
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense (benefit) of ($4), ($5) and $3 for the years ended December 31, 2015, 2014 and 2013, respectively	(58)	(130)	70
Change in fair value of available-for-sale securities	(81)	55	(67)
Reclassification of losses realized on available-for-sale securities to other expense	—	—	190
Change in fair value or discontinuance of net investment hedge, net of tax expense (benefit) of $7 and ($12) for the years ended December 31, 2014 and 2013, respectively	—	21	(19)
Comprehensive income from equity method investment	2	—	—
Employee benefit plan net gains (losses), net of tax expense (benefit) of ($78) and $2 for the years ended December 31, 2014 and 2013, respectively	(5)	(117)	3
Other comprehensive income (loss)	(142)	(171)	177
Comprehensive income	$1,153	$845	$447
Comprehensive income attributable to non-controlling interest	(21)	(35)	(16)
Comprehensive income attributable to Intercontinental Exchange, Inc.	$1,132	$810	$431

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Income (Loss)
and Redeemable Non-Controlling Interest
(In millions)

	Intercontinental Exchange, Inc. Shareholders' Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Value	Shares	Value
Balance, as of January 1, 2013	80	$1	(7)	$(717)	$1,903	$2,509	$(52)	$33	$3,677	$—
Other comprehensive income	—	—	—	—	—	—	177	—	177	—
Stock consideration issued for NYSE	42	—	—	(53)	8,347	—	—	—	8,294	—
Exercise of common stock options	—	—	—	—	13	—	—	—	13	—
Payments relating to treasury shares	—	—	(1)	(24)	—	—	—	—	(24)	—
Stock-based compensation	—	—	—	—	69	—	—	—	69	—
Issuance of restricted stock	1	—	—	—	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	8	—	—	—	8	—
Adjustment to redemption value	—	—	—	—	—	(6)	—	—	(6)	6
Acquisition of redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	313
Acquisition of non-controlling interest	—	—	—	—	—	—	—	30	30	—
Distributions of profits	—	—	—	—	—	—	—	(12)	(12)	—
Dividends paid to shareholders	—	—	—	—	—	(75)	—	—	(75)	—
Purchase of subsidiary shares	—	—	—	—	(5)	—	—	(32)	(37)	—
Treasury shares retired in connection with formation of ICE Group	(8)	—	8	741	(541)	(200)	—	—	—	—
Net income attributable to non-controlling interest	—	—	—	—	—	(16)	—	13	(3)	3
Net income	—	—	—	—	—	270	—	—	270	—
Balance, as of December 31, 2013	115	1	—	(53)	9,794	2,482	125	32	12,381	322
Other comprehensive loss	—	—	—	—	—	—	(171)	—	(171)	—
Exercise of common stock options	—	—	—	—	13	—	—	—	13	—
Repurchases of common stock	—	—	(3)	(645)	—	—	—	—	(645)	—
Payments relating to treasury shares	—	—	—	(45)	—	—	—	—	(45)	—
Stock-based compensation	—	—	—	—	105	—	—	—	105	—
Issuance of restricted stock	1	—	—	—	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	26	—	—	—	26	—
Adjustment to redemption value	—	—	—	—	—	46	—	—	46	(46)
Acquisition of redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	16
Distributions of profits	—	—	—	—	—	—	—	(17)	(17)	(16)
Dividends paid to shareholders	—	—	—	—	—	(299)	—	—	(299)	—
Purchase of subsidiary shares	—	—	—	—	—	—	—	—	—	(129)
Net income attributable to non-controlling interest	—	—	—	—	—	(35)	—	17	(18)	18
Net income	—	—	—	—	—	1,016	—	—	1,016	—
Balance, as of December 31, 2014	116	1	(3)	(743)	9,938	3,210	(46)	32	12,392	165
Other comprehensive loss	—	—	—	—	—	—	(142)	—	(142)	—
Stock consideration issued for Interactive Data and Trayport acquisitions	9	—	—	—	2,197	—	—	—	2,197	—
Exercise of common stock options	—	—	—	—	19	—	—	—	19	—
Repurchases of common stock	—	—	(3)	(660)	—	—	—	—	(660)	—
Payments relating to treasury shares	—	—	(1)	(45)	—	—	—	—	(45)	—
Stock-based compensation	—	—	—	—	122	—	—	—	122	—
Tax benefits from stock option plans	—	—	—	—	19	—	—	—	19	—
Issuance of restricted stock	1	—	—	—	—	—	—	—	—	—
Adjustment to redemption value	—	—	—	—	—	(5)	—	—	(5)	4
Distributions of profits	—	—	—	—	—	—	—	(16)	(16)	(11)
Dividends paid to shareholders	—	—	—	—	—	(331)	—	—	(331)	—
Purchase of subsidiary shares	—	—	—	—	—	—	—	—	—	(128)
Net income attributable to non-controlling interest	—	—	—	—	—	(21)	—	16	(5)	5
Net income	—	—	—	—	—	1,295	—	—	1,295	—
Balance, as of December 31, 2015	126	$1	(7)	$(1,448)	$12,295	$4,148	$(188)	$32	$14,840	$35

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Income (Loss)
and Redeemable Non-Controlling Interest — (Continued)
(In millions)

	As of December 31,
	2015	2014	2013
Accumulated other comprehensive income (loss) was as follows:
Foreign currency translation adjustments	$(45)	$13	$143
Fair value of available-for-sale securities	(26)	55	—
Fair value of net investment hedge	—	—	(21)
Comprehensive income from equity method investment	2	—	—
Employee benefit plans adjustments	(119)	(114)	3
Accumulated other comprehensive income (loss)	$(188)	$(46)	$125

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income	$1,295	$1,016	$270
Less/plus: (income) loss from discontinued operations, net of tax	—	(11)	50
Income from continuing operations	1,295	1,005	320
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	374	333	156
Stock-based compensation	111	97	64
Deferred taxes	(108)	21	(35)
Impairment loss on Cetip investment	—	—	190
Amortization of fair market value premium on NYSE Notes	(23)	(55)	(7)
Other	(17)	(46)	51
Changes in assets and liabilities:
Customer accounts receivable	(45)	(43)	(35)
Other current and non-current assets	(5)	22	7
Section 31 fees payable	(21)	52	32
Deferred revenue	27	58	(31)
Other current and non-current liabilities	(277)	19	2
Total adjustments	16	458	394
Net cash provided by operating activities from continuing operations	1,311	1,463	714

Investing activities
Capital expenditures	(190)	(172)	(134)
Capitalized software development costs	(87)	(78)	(45)
Proceeds from IPO and sale of Euronext and sale of NYSE Technologies	—	2,274	—
Cash paid for acquisitions, net of cash acquired	(3,751)	(577)	(2,241)
Additional contribution to equity method investee	(60)	—	—
Proceeds from term deposits and sales of available-for-sale investments	1,089	54	16
Purchases of term deposits and available-for-sale investments	(5)	(1,304)	(42)
Increase in restricted cash and investments	(294)	(161)	(75)
Net cash provided by (used in) investing activities from continuing operations	(3,298)	36	(2,521)

Financing activities
Proceeds from debt facilities	2,472	—	2,753
Repayments of debt facilities	(1,028)	(377)	(2,464)
Proceeds from (repayments of) commercial paper, net	1,686	(175)	1,080
Dividends to shareholders	(331)	(299)	(75)
Repurchases of common stock	(660)	(645)	—
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(45)	(45)	(77)
Proceeds from exercise of common stock options	19	13	13
Distributions of profits to non-controlling interest	(27)	(33)	(12)
Purchase of subsidiary shares from non-controlling interest	(128)	(129)	(40)
Other	18	17	(59)
Net cash provided by (used in) financing activities from continuing operations	1,976	(1,673)	1,119
Net cash provided by operating activities from discontinued operations	—	51	21
Net cash used in investing activities from discontinued operations	—	(504)	(2)
Net cash provided by financing activities from discontinued operations	—	339	—
Effect of exchange rate changes on cash and cash equivalents	(14)	(21)	18
Net decrease in cash and cash equivalents	(25)	(309)	(651)
Cash and cash equivalents, beginning of year	652	961	1,612
Cash and cash equivalents, end of year	$627	$652	$961
Supplemental cash flow disclosure
Cash paid for income taxes	$542	$338	$198
Cash paid for interest	$123	$140	$32
Supplemental non-cash investing and financing activities
Common stock and vested stock options issued for acquisitions	$2,197	$—	$8,347
Treasury stock retirement	$—	$—	$741
See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Description of Business
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
Our exchanges include futures exchanges in the United States, or U.S., United Kingdom, or U.K., continental Europe, Canada and Singapore and cash equities exchanges and equity options exchanges in the U.S. We operate over-the-counter, or OTC, markets for physical energy and credit default swaps, or CDS. We operate central counterparty clearing houses serving the global derivatives markets in the U.S., U.K., continental Europe, Canada and Singapore (Note 12). In addition, we offer a range of data and connectivity services to our global financial and commodity markets and clearing houses. Following our December 2015 acquisition of Interactive Data Holdings Corporation, or Interactive Data, our suite of data products includes an expanded range of fixed income pricing and reference data, analytics and trading service offerings. Through our trading, clearing, listings, data services and post-trade platforms, we bring together buyers and sellers by offering liquid markets, benchmark products, access to capital markets, information, and a range of related services to support market participants’ investing, risk management and capital raising activities.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The consolidated financial statements include our wholly-owned and controlled subsidiaries. All intercompany balances and transactions between our wholly-owned and controlled subsidiaries have been eliminated in consolidation. As discussed in Note 3, we completed several acquisitions during the years ended December 31, 2015, 2014 and 2013 and have included the financial results of these companies in the consolidated financial statements effective from the respective acquisition dates, including Interactive Data on December 14, 2015 and NYSE Holdings LLC, or NYSE, on November 13, 2013. As discussed in Note 16, we completed the initial public offering, or IPO, of our wholly-owned subsidiary Euronext N.V., or Euronext, in June 2014 and completed the sales of Wombat in July 2014 and NYFIX and Metabit in September 2014, and have included the financial results of these companies in discontinued operations in the consolidated financial statements.
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
Segment and Geographic Information
We currently operate as a single reportable business segment as this is reflective of how our chief operating decision maker reviews and operates the business. Substantially all of our identifiable assets are located in the U.S., U.K., Continental Europe, Asia, Israel and Canada.

Cash and Cash Equivalents
We consider all short-term, highly liquid investments with original maturities at the purchase date of three months or less to be cash equivalents.
Short-Term and Long-Term Restricted Cash and Investments
We classify all cash and cash equivalents and investments that are not available for immediate or general business use by us as restricted in the accompanying consolidated balance sheets (Note 4). The restricted cash would include cash set aside due to regulatory requirements, earmarked for specific purposes, or through restrictions in specific agreements.
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
Cost and Equity Method Investments
We use the cost method to account for a non-marketable equity investment in an entity that we do not control and for which we do not have the ability to exercise significant influence over an entity’s operating and financial policies. When we do not have a controlling financial interest in an entity but exercise significant influence over the entity's operating and financial policies, such investment is accounted for using the equity method. We recognize dividend income when declared. We recognized $16 million, $23 million, and $8 million in dividend income for the years ended December 31, 2015, 2014 and 2013, respectively, related to our investment in Cetip (Note 15).
Margin Deposits and Guaranty Funds
Original margin, variation margin and guaranty funds held by our clearing houses for clearing members may be in the form of cash, government obligations, certain agency and corporate debt, letters of credit or gold (Note 12). Cash original margin, variation margin and guaranty fund deposits are reflected in the accompanying consolidated balance sheets as current assets and current liabilities. The amount of margin deposits on hand will fluctuate over time as a result of, among other things, the extent of open positions held at any point in time by market participants in contracts and the margin rates then in effect for such contracts. Non-cash original margin and guaranty fund deposits are not reflected in the accompanying consolidated balance sheets. These non-cash assets are held in safekeeping and our clearing houses do not take legal ownership of the assets as the risks and rewards remain with the clearing members, unless and until such time as a clearing member defaults on its obligations to the clearing house.
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
Allowance for Doubtful Accounts
The allowance for doubtful accounts is maintained at a level that we believe to be sufficient to absorb probable losses in our accounts receivable portfolio. The allowance is based on several factors, including a continuous assessment of the collectability of each account. In circumstances where a specific customer's inability to meet its financial obligations is known, we record a specific provision for bad debts against amounts due to reduce the receivable to the amount we reasonably believe will be collected. Accounts receivable are written off against the allowance for doubtful accounts when collection efforts cease. A reconciliation of the beginning and ending amount of allowance for doubtful accounts is as follows for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Year Ended December 31,
	2015	2014	2013
Beginning balance of allowance for doubtful accounts	$1	$1	$1
Bad debt expense	2	1	1
Charge-offs	(1)	(1)	(1)
Ending balance of allowance for doubtful accounts	$2	$1	$1

Bad debt expense in the table above is based on our historical collection experiences and our assessment of the collectability of specific accounts. Charge-offs in the table above represent the write-off of uncollectible receivables, net of recoveries. These lines also include the impact of foreign currency translation adjustments.
Software Development Costs
We capitalize costs, both internal and external direct and incremental costs, related to software developed or obtained for internal use in accordance with U.S. GAAP. Software development costs incurred during the preliminary or maintenance project stages are expensed as incurred, while costs incurred during the application development stage are capitalized and are amortized using the straight-line method over the useful life of the software, not to exceed three years (except for Interactive Data's new platform, which has an eight year useful life). Amortization of these capitalized costs begins only when the software becomes ready for its intended use. General and administrative costs related to developing or obtaining such software are expensed as incurred.
Accrued Employee Benefits
In connection with our acquisition of NYSE on November 13, 2013, we assumed the NYSE defined benefit pension and other postretirement benefit plans, or collectively “benefit plans”. We recognize the funded status of the benefit plans in the consolidated balance sheets, measure the fair value of plan assets and benefit obligations as of the date of our fiscal year-end, and provide additional disclosures in the footnotes to the consolidated financial statements (Note 14).
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
We also evaluate indefinite-lived intangible assets for impairment annually in our fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired. Such evaluation includes either applying the optional qualitative screen to determine if it is not more likely than not that the fair value of the asset continues to exceed its carrying value or determining the fair value of the asset and comparing the fair value of the asset to its carrying value. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference.
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

We did not record an impairment charge related to goodwill or indefinite-lived intangible assets during the years ended December 31, 2015, 2014 or 2013.
Impairment of Long-Lived Assets and Finite-Lived Intangible Assets
We review our property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, we project undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment indicator would exist. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets. Finite-lived intangible assets are generally amortized on a straight-line basis or using an accelerated method over the lesser of their contractual or estimated useful lives. We did not record an impairment charge related to long-lived assets and finite-lived intangible assets during the years ended December 31, 2015, 2014 or 2013.
Derivatives and Hedging Activity
We may use derivative instruments to limit exposure to changes in foreign currency exchange rates. All derivatives are required to be recorded at fair value in the accompanying consolidated balance sheets. Changes in the fair value of such derivative financial instruments are recognized in net income as they are not designated as hedges under U.S. GAAP.
From time to time, we may hedge the foreign currency translation of certain net investments by designating all or a portion of certain financial liabilities denominated in the same currency in accordance with U.S. GAAP. In such cases, the gain or loss on the currency translation of the designated financial instruments is recorded in other comprehensive income. Gains and losses on financial liabilities designated as hedging items under net investment hedging relationships are recognized in other comprehensive income, and we recorded a loss of $19 million for the year ended December 31, 2013 related to these items. The total unrealized loss of $21 million (inclusive of $2 million in unrealized losses recorded during the year ended December 31, 2014) was recognized in earnings as a component of income from discontinued operations during the year ended December 31, 2014 upon discontinuance of the net investment hedge in connection with the IPO of Euronext.
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

Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable and collectability is reasonably assured. Our revenues primarily consist of transaction and clearing fee revenues for transactions executed and/or cleared through our global electronic derivatives trading and clearing platforms, revenues relating to cash equities trading and listing fees, and data services fees. We also evaluate all contracts in order to determine appropriate gross versus net revenue reporting.

Derivatives trading and clearing revenues are recognized over the period in which the services are provided, which is typically the date the transactions are executed or are cleared, except for a portion of clearing revenues related to cleared contracts which have an ongoing clearing obligation that extends beyond the execution date. The transaction and clearing fee revenues are determined on the basis of the transaction and clearing fee charged for each contract traded on the exchanges. Derivatives transaction and clearing fees are recorded net of rebates of $563 million, $466 million and $497 million for the years ended December 31, 2015, 2014 and 2013, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volumes by providing qualified trading participants in those markets a discount to the applicable commission rate. These rebates reduce revenue that we would have generated had we charged full transaction fees and had we generated the same volume without the rebate program. The increase in rebates is due primarily to rebates relating to NYSE derivatives trading and clearing following our acquisition, an increase in the number of participants in the rebate programs offered on various contracts, an increase in the number of rebate programs offered and from higher contract volume traded under these programs during the periods.
Cash trading fee revenues are paid by organizations based on their trading activity. Fees are assessed on a per share basis for trading in equity securities. The fees are applicable to all transactions that take place on any of our equity trading venues, and the fees vary based on the size and type of trade that is consummated and trading venue. The equity trading venues earn transaction fees for customer orders of equity securities matched internally, as well as for customer orders routed to other exchanges. Cash trading fees are recognized as earned, which is generally upon execution of the trade. Cash trading fees are recorded gross of liquidity rebates and routing charges. Liquidity payments made to cash and options trading customers and routing charges made to other exchanges are included in transaction-based expenses in the consolidated statements of income.
Listing fee revenues consist of original listing fees paid by issuers to list the initial securities on the various cash markets, other listing fees related to other corporate actions (including stock splits, sales of additional securities and merger and acquisitions), annual listing fees paid by companies whose financial instruments are listed on the cash markets, and other services provided to our listed companies and other companies. Original listing fees are assessed primarily based on the number of shares that the issuer initially lists. Original listing fees are recognized as revenue on a straight-line basis over the estimated service periods ranging from 5 to 9 years. Other corporate action listing fees are recognized as revenue on a straight-line basis over the estimated service periods ranging from 3 to 6 years. The service periods are determined separately for each of our listing venues. Annual listing fees are billed at the beginning of the year and are recognized on a pro rata basis over the calendar year. We determined that at the time of the acquisition of NYSE, we did not have a legal performance obligation relating to the original and other listing fees. Therefore, in connection with purchase accounting rules under U.S. GAAP, we assigned a fair value of zero to the NYSE unamortized deferred revenue balances relating to the original and other listing fees as of the acquisition date of November 13, 2013. The listing fees unamortized deferred revenue balances as of December 31, 2015 relate to original and other corporate action listing fees received but not yet recognized as revenue subsequent to the November 13, 2013 acquisition through December 31, 2015 (Note 8).
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
We collect market data revenues from our cash equity and options consortium-based data products and, to a lesser extent, for New York Stock Exchange proprietary data products. Consortium-based data fees are determined by securities industry plans. Consortium-based data revenues that coordinated market data distribution generates (net of administration costs) are distributed to participating markets on the basis of the Regulation NMS formula. We collect annual license fees from vendors for the right to distribute market data to third parties and a service fee from vendors for direct connection to market data. These fees are recognized as revenue as services are rendered. We also charge customers for accessing our data services through Secured Financial Transaction Infrastructure, or SFTI, and colocation services. SFTI is a physical network infrastructure that connects our markets and other major market centers with market participants and allows those participants to receive data feeds. Data analytics includes a number of products such as forward curves, index and valuation services.
Revenue for subscription based contracts is recognized ratably over the life of the contract and revenue for usage based contracts is recognized in the month that the products/services are provided. Certain of our businesses collect fees for installation/set-up services which, if deemed a separate deliverable with standalone value, are recognized upon delivery as long as the remaining criteria for recognition of revenue have been achieved. Revenue for installation/set-up services, that do not meet the criteria for separation, is recognized ratably either over the contractual term or the expected client relationship life. Revenue for professional services is recognized as the services are provided. Revenue for hardware is recognized when installation is completed and the related services go-live.

Some contracts include multiple elements for which we determine whether the various elements meet the applicable criteria to be accounted for as separate elements and makes estimates regarding the relative fair values. Revenue for elements that cannot be separated is recognized once the revenue recognition criteria for the entire arrangement have been met or over the period that our obligation to perform is fulfilled. Consideration for elements that are deemed separable is allocated to the separate elements at the inception of the arrangement on the basis of their relative selling price and recognized based on meeting authoritative criteria to do so.
Other revenues primarily consist of various fees for services provided to our customers, including fees for facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, ICE Endex membership fees, agricultural grading and certification fees, regulatory penalties and fines, and interest income on certain clearing margin deposits. These fees are recognized as revenue as services are rendered.
Activity Assessment Fees and Section 31 Fees
We pay the Securities and Exchange Commission, or SEC, fees pursuant to Section 31 of the Securities Exchange Act of 1934 for transactions executed on our U.S. equities and options exchanges. These Section 31 fees are designed to recover the costs to the government for supervising and regulating the securities markets and securities professionals. We (or the Options Clearing Corporation on our behalf), in turn, collect activity assessment fees, which are included in transaction and clearing fees in the accompanying consolidated statements of income, from member organizations clearing or settling trades on the U.S. equities and options exchanges and recognize these amounts as revenue when invoiced. Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as an accrued liability until paid. The activity assessment fees are designed so that they are equal to the Section 31 fees paid by us to the SEC. As a result, Section 31 fees do not have an impact on our net income.
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
Credit Risk and Significant Customers
Our clearing houses have credit risk for maintaining certain of the clearing member cash deposits at various financial institutions (Note 12). Cash deposit accounts are established at larger money center banks and structured to restrict the rights of offset or liens by the banks. Our clearing houses monitor the cash deposits and mitigate credit risk by keeping such deposits in several financial institutions, ensuring that its overall credit risk exposure to any individual financial institution remains within acceptable concentration limits, and by ensuring that the financial institutions have strong or high investment grade ratings. We also limit our risk of loss by holding the majority of the cash deposits in high quality short-term sovereign debt reverse repurchase agreements with several different counterparty banks or direct investments in short-term high quality sovereign and supranational debt issues. While we seek to achieve a reasonable rate of return which may generate interest income for our clearing members, we are primarily concerned with preservation of capital and managing the risks associated with these deposits. As the clearing houses may pass on interest revenues, minus costs, to the members, this could include negative or reduced yield due to market conditions.
When engaging in reverse repurchase agreements, our clearing houses take delivery of the underlying securities in custody accounts under clearing house control. Additionally, the securities purchased subject to reverse repurchase have a market value greater than the reverse repurchase amount. The typical haircut received for high quality sovereign debt is 2% of the reverse repurchase amount. Thus, in the event that a reverse repurchase counterparty defaults on its obligation to repurchase the underlying reverse repurchase securities, our clearing house will have possession of securities with a value potentially greater than the reverse repurchase counterparty’s obligation to the clearing house.
ICE Clear Credit has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and has been authorized to establish and maintain a cash account at the Federal Reserve Bank of Chicago. Such account was opened on July 30, 2015 and it is intended to decrease ICE Clear Credit's custodial, liquidity and operational risk as compared to alternative custodial and investment arrangements.
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
Our accounts receivable are stated at cost. Excluding clearing members, there were no individual accounts receivable balances greater than 10% of total consolidated accounts receivable as of December 31, 2015 or December 31, 2014. No single customer accounted for more than 10% of total consolidated revenues during any of the years ended December 31, 2015, 2014 or 2013.
Leases
We expense rent from non-cancellable operating leases, net of sublease income, on a straight-line basis based on future minimum lease payments. The net costs are included in rent and occupancy expenses and technology and communication expenses in the accompanying consolidated statements of income (Note 13).
Acquisition-Related Transaction and Integration Costs
We incur incremental direct acquisition-related transaction costs relating to various completed and potential acquisitions and other strategic opportunities to strengthen our competitive position and support growth. The acquisition-related transaction costs include fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms, deal-related bonuses to certain of our employees, as well as costs associated with credit facilities and other external costs directly related to the proposed or closed transactions. We also incurred integration costs during the years ended December 31, 2015, 2014 and 2013 relating to our NYSE acquisition, primarily related to employee termination costs, costs incurred relating to the IPO and sale of Euronext in Europe and the sale of NYSE Technologies, deal related bonuses, lease termination costs and professional services costs incurred relating to the NYSE integration.
The acquisition-related transaction and integration costs incurred during the year ended December 31, 2015 primarily relate to the integration costs incurred for our NYSE integration and the acquisition-related transaction costs related to our Interactive Data and Trayport acquisitions. The acquisition-related transaction and integration costs incurred during the year ended December 31, 2014 primarily relate to the integration costs incurred for our NYSE integration and the acquisition-related transaction costs related to our SuperDerivatives, ICE Futures Singapore, ICE Clear Netherlands and True Office acquisitions. The acquisition-related transaction and integration costs incurred during the year ended December 31, 2013 primarily relate to the costs incurred for our NYSE acquisition and integration and our ICE Endex acquisition. See Note 3 for additional information on our acquisitions.
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
Foreign Currency Translation Adjustments and Foreign Currency Transaction Gains and Losses
Our functional and reporting currency is the U.S. dollar. We have foreign currency translation risk equal to our net investment in certain U.K., continental European, Asian and Canadian subsidiaries. The revenues, expenses and financial results of these subsidiaries are recorded in the functional currency of the countries that these subsidiaries are located in, which are primarily pounds sterling and euros. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses, net of tax, included in the cumulative translation adjustment account, a component of equity. As of December 31, 2015 and 2014, the portion of our equity attributable to accumulated other comprehensive income (loss) from foreign currency translation adjustments was $(45) million and $13 million, respectively.
We have foreign currency transaction gains and losses related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations, which are received in or paid in pounds sterling or euros. The transaction gain and losses are due to the increase or decrease in the foreign currency exchange rates between periods. Forward contracts on foreign currencies are entered into to manage the foreign currency exchange rate risk. Gains and losses from foreign currency transactions are included in other income (expense) in the accompanying consolidated statements of income and resulted in net losses of $14 million, $2 million and $2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Recently Adopted and New Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. This standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred asset. The amortization of the debt issuance costs will continue to be expensed as interest expense over the term of the related debt. ASU 2015-03 will be effective on a retrospective basis for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. We decided to early adopt ASU 2015-03 on a retrospective basis for the annual period ended December 31, 2015 and the adoption did not have a material effect on our consolidated financial statements. See Note 9 for disclosure and related impact to the consolidated financial statements under this new guidance.
In August 2015, the FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, or ASU 2015-14. This standard defers the guidance in ASU 2014-09, Revenue From Contracts with Customers, by one year. ASU 2015-14 requires these new revenue recognition rules to become effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are currently in the process of evaluating the impact of adoption of this amendment but we currently do not expect the adoption to have a material effect on our consolidated financial statements.
In November 2015, the FASB issued Accounting Standards Update, Balance Sheet Classification of Deferred Taxes, or ASU 2015-17. ASU 2015-17 is part of the FASB’s simplification initiative aimed at reducing complexity in accounting standards. This new standard requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. ASU 2015-17 will be effective on a retrospective basis for annual reporting periods beginning after December 15, 2016, but early adoption is permitted. We decided to early adopt ASU 2015-17 on a retrospective basis for the annual period ended December 31, 2015 and the adoption did not have a material effect on our consolidated financial statements. See Note 11 for deferred taxes disclosure and related impact to the consolidated financial statements under this new guidance.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year’s financial statement presentation, including for the implementation of ASU 2015-14 and ASU 2015-17, discussed above. For the years ended December 31, 2014 and 2013, we have reclassified $131 million and $14 million, respectively, of transaction based expenses in transaction and clearing fees, net to transaction based expenses. The amounts reclassified to transaction based expenses relate to certain derivative transactions.

3.	Acquisitions
Interactive Data Acquisition
On December 14, 2015, we acquired 100% of Interactive Data in a stock and cash transaction. The total purchase price was $5.6 billion comprised of cash consideration of $4.1 billion and 6.5 million shares of our common stock. The cash consideration is gross of $301 million of cash held by Interactive Data on the date of the acquisition. Of the cash consideration, $2.6 billion was paid to retire Interactive Data's outstanding debt (Note 9). The fair value of the shares issued was $1.6 billion based on the average share price of our common stock of $244.48 per share on December 14, 2015. The cash consideration was funded from $2.5 billion of net proceeds received on November 24, 2015 in connection with the offering of new senior notes and $1.6 billion of borrowing under our commercial paper program (Note 9). We valued the shares issued for the acquisition using a volume-weighted average share price as the acquisition closed during the trading day on December 14, 2015. The acquisition has been accounted for as a purchase business combination.
Interactive Data is a leading provider of financial market data, analytics and related trading solutions, serving the mutual fund, bank, asset management, hedge fund, securities and financial instrument processing and administration sectors. The acquisition builds on our global market data growth strategy by expanding the markets served, adding technology platforms and increasing new data and valuation services. Our combined company will offer customers efficiencies in accessing data on an integrated platform while serving the growing demand for data, analysis, valuation and connectivity globally.
The total purchase price was allocated to Interactive Data’s preliminary tangible and identifiable intangible assets and liabilities based on the estimated fair values of those assets as of December 14, 2015, as set forth below. The excess of the purchase price over the preliminary net tangible and identifiable intangible assets was recorded as goodwill and we are currently in the process of assigning the acquired goodwill to our reporting units. Goodwill represents potential revenue synergies related to new product development, expense synergies related to technology and opportunities to enter new markets. The fair value of accounts receivable acquired is not materially different than the contractual value. The preliminary purchase price allocation is as follows (in millions):

Cash and cash equivalents	$301
Goodwill	3,200
Identifiable intangible assets	2,888
Other assets and liabilities, net	296
Deferred tax liabilities on identifiable intangible assets	(1,051)
Total purchase price	$5,634

In performing the preliminary purchase price allocation, we considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of Interactive Data's business. We have not yet obtained all of the information related to the fair value of the acquired assets and liabilities related to the acquisition to finalize the purchase price allocation. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of the identifiable intangible assets, property and equipment, income taxes (including uncertain tax positions) and certain other tangible assets and liabilities. The allocation of the purchase price will be finalized upon the completion of the analysis of the acquired assets and liabilities during the year ended December 31, 2016.

The following table sets forth the components of the preliminary intangible assets associated with the acquisition as of December 31, 2015 (in millions, except years):

Preliminary Intangible Assets	Acquisition-Date Preliminary Fair Value	Accumulated Amortization	Net Book Value	Useful Life (Years)
Customer relationships	$2,469	$(5)	$2,464	20 to 25
Developed technology	168	(1)	167	5 to 8
In-process research and development	129	—	129	N/A
Data/databases	76	(1)	75	4
Trade names and trademarks	33	—	33	3
Market data provider relationships	11	—	11	20
Non-compete agreements	2	—	2	1
Total	$2,888	$(7)	$2,881

Preliminary acquisition-date identifiable intangible assets primarily consist of intangibles derived from customer relationships, developed technology, in-process research and development, data/databases, trade names and trademarks, market data provider relationships and non-compete agreements. An average 25-year useful life for customer relationships has been estimated based on the projected economic benefits associated with this asset. The average 25-year estimated useful life represents the approximate point in the projection period in which a majority of the asset’s cash flows are expected to be realized based on assumed attrition rates.

Developed technology represents completed software related to internal and external software platforms. In-process research and development represents the value assigned to acquired research and development projects that, as of the acquisition date, had not established technological feasibility and had no alternative future use. The in-process research and development intangible assets are capitalized and accounted for as indefinite-lived intangible assets and are subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project and launch of the product, we will make a separate determination of useful life of the in-process research and development intangible assets and the related amortization will be recorded as an expense over the estimated useful life of the specific projects.

Data/databases represents the underlying current and historical market data relating to daily pricing, intraday pricing and the evaluations and reference data. Market data provider relationships represents the unique relationships that Interactive Data has with exchanges and brokers worldwide. A 3-year estimated useful life has been assigned for Interactive Data trade names and trademarks based on their estimated continued use following the acquisition.

The customer relationship intangible asset was valued using the multi period excess earnings method, the market data provider relationships and data/databases intangible assets were valued using the replacement cost approach, the trade names and trademarks and the developed technology (including in-process research and development) intangible assets were valued using the relief from royalty income approach, and the non-compete agreements were valued using the with and without method within the income approach. The intangible assets will be amortized using the straight-line method over their estimated useful lives. Preliminary identifiable intangible assets acquired in the Interactive Data transaction that are subject to amortization will have a weighted average useful life of 23 years.

The accompanying consolidated financial statements include the Interactive Data results of operations and cash flows for the period from December 15, 2015 through December 31, 2015. Total revenues of $46 million and income from continuing operations of $5 million are included in our consolidated statement of income for the year ended December 31, 2015 relating to Interactive Data, subsequent to our acquisition.
Trayport Acquisition
On December 11, 2015, we acquired 100% of Trayport in a stock transaction. The total purchase price was $620 million, comprised of 2.5 million shares of our common stock based on the average share price of our common stock of $245.26 per share on December 11, 2015. We valued the shares issued for the acquisition using a volume-weighted average share price as the acquisition closed during the trading day on December 11, 2015. The acquisition has been accounted for as a purchase business combination.
Trayport is a software company that licenses its technology to serve exchanges. OTC brokers and traders to facilitate electronic and hybrid trade execution primarily in the energy markets. The transaction is expected to enable us to provide new technology and software-related services to our energy customers.
The total purchase price was allocated to Trayport’s preliminary tangible and identifiable intangible assets and liabilities based on the estimated fair values of those assets as of December 11, 2015, as set forth below. The excess of the purchase price over the preliminary net tangible and identifiable intangible assets was recorded as goodwill and we are currently in the process of assigning goodwill to our reporting units. Goodwill represents potential revenue synergies related to new product development opportunities to enter new markets. The fair value of accounts receivable acquired is not materially different than the contractual value. The preliminary purchase price allocation is as follows (in millions):

Goodwill	389
Identifiable intangible assets	274
Other assets and liabilities, net	7
Deferred tax liabilities on identifiable intangible assets	(50)
Total purchase price	$620

In performing the preliminary purchase price allocation, we considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of Trayport's business. We have not yet obtained all of the information related to the fair value of the acquired assets and liabilities related to the acquisition to finalize the purchase price allocation. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of the identifiable intangible assets, income taxes and certain other tangible assets and liabilities. The allocation of the purchase price will be finalized upon the completion of the analysis of the acquired assets and liabilities during the year ended December 31, 2016.

The following table sets forth the components of the preliminary intangible assets associated with the acquisition as of December 31, 2015 (in millions, except years):

Preliminary Intangible Assets	Acquisition-Date Preliminary Fair Value	Foreign Currency Translation	Accumulated Amortization	Net Book Value	Useful Life (Years)
Customer relationships	$242	$(6)	$(1)	$235	20
Developed technology	14	—	—	14	3 to 5
Trade names and trademarks	18	—	—	18	Indefinite
Total	$274	$(6)	$(1)	$267

Preliminary acquisition-date identifiable intangible assets primarily consist of intangibles derived from customer relationships, developed technology and trade names and trademarks. A 20-year useful life for customer relationships has been estimated based on the projected economic benefits associated with this asset. The 20-year estimated useful life represents the approximate point in the projection period in which a majority of the asset’s cash flows are expected to be realized based on assumed attrition rates. Developed technology represents completed software related to internal and external software platforms. Indefinite useful lives have been assigned for the Trayport trade names and trademarks based on their long history in the marketplace, their continued use following the acquisition, and their importance to the business and prominence in the industry.

The customer relationships intangible asset was valued using the multi period excess earnings method, and the developed technology and the trade names and trademarks intangible assets were valued using the relief from royalty income approach. The intangible assets will be amortized using the straight-line method over their estimated useful lives, except for the trade names and trademarks, which have indefinite lives. Preliminary identifiable intangible assets acquired in the Trayport transaction that are subject to amortization will have a weighted average useful life of 19 years.
NYSE Acquisition
On November 13, 2013, we acquired 100% of NYSE in a stock and cash transaction. The total purchase price was $11.1 billion comprised of cash consideration of $2.7 billion and 42.4 million shares of our common stock. The fair value of the shares issued was $8.3 billion based on the closing share price of our common stock of $197.80 per share on November 12, 2013. The cash consideration was funded from cash on hand, $1.4 billion of net proceeds received on October 8, 2013 in connection with the offering of senior notes and $400 million of borrowings on October 31, 2013 under our revolving facility (Note 9).
The accompanying consolidated financial statements include the NYSE results of operations and cash flows for the years ended December 31, 2015 and 2014, and for the period from November 13, 2013 through December 31, 2013. Total revenues, less transaction-based expenses of $208 million and NYSE income from continuing operations of $30 million are included in our consolidated statement of income for the year ended December 31, 2013, subsequent to its acquisition. We have incurred employee termination costs following the acquisition, which are included in acquisition-related transaction and integration costs, including $21 million, $99 million and $44 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Pro Forma Information
The financial information in the table below summarizes the combined results of operations of us, Interactive Data, Trayport and NYSE, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented. Such pro forma financial information is based on the historical financial statements of us, Interactive Data, Trayport and NYSE. This pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information, including, without limitation, purchase accounting adjustments. The pro forma financial information does not reflect any synergies or operating cost reductions that have been and may be achieved from the combined operations. The pro forma financial information combines the historical results for us and Interactive Data, Trayport and NYSE for the years ended December 31, 2015, 2014 and 2013 in the following table (in millions, except per share amounts).

	Year Ended December 31,
	2015	2014	2013
Total revenues, less transaction-based expenses	$4,308	$4,097	$3,981
Operating income	1,997	1,700	1,526
Income from continuing operations attributable to ICE	1,379	1,085	781
Income from discontinued operations, net of tax	—	11	217
Net income attributable to ICE	1,379	1,096	998
Basic earnings per common share:
Continuing operations	$11.51	$8.82	$6.32
Discontinued operations	—	0.09	1.76
Basic earnings per share	$11.51	$8.91	$8.08
Diluted earnings per share
Continuing operations	$11.46	$8.78	$6.28
Discontinued operations	—	0.09	1.75
Diluted earnings per share	$11.46	$8.87	$8.03
Other Acquisitions
On October 7, 2014, we acquired 100% of the outstanding common stock of SuperDerivatives, a leading provider of risk management analytics, financial market data and valuation services for $358 million in cash, of which $44 million is currently held in escrow (Note 4). The acquisition is intended to accelerate our multi-asset class clearing, risk management and market data strategy.
On February 3, 2014, we acquired 100% of the outstanding common stock of Singapore Mercantile Exchange (which has been renamed ICE Futures Singapore). The acquisition included Singapore Mercantile Exchange Clearing Corporation (which has been renamed ICE Clear Singapore), a wholly-owned subsidiary of ICE Futures Singapore, which was the clearing house for all of its trades. ICE Futures Singapore operates commodity futures markets in Singapore. ICE Futures Singapore and ICE Clear Singapore retain licenses to operate as an approved exchange and an approved clearing house, regulated by the Monetary Authority of Singapore. These licenses provided us with exchange and clearing licenses in Asia.
On December 2, 2014, we acquired 75% of the outstanding common stock of Holland Clearing House (which has been renamed ICE Clear Netherlands) to support our clearing strategy for financial products. ABN AMRO Clearing Bank N.V., or ABN AMRO, retained the remaining 25% minority interest in ICE Clear Netherlands. ICE Clear Netherlands is a continental European derivatives clearing house based in Amsterdam and is the primary clearing house for The Order Machine, or TOM, a multi-lateral trading facility for equity options. ICE Clear Netherlands is regulated and supervised in the Netherlands by the Authority for the Financial Markets and the Dutch Central Bank and is also European Market Infrastructure Regulation, or EMIR, authorized. ABN AMRO's 25% ownership has been recorded as “redeemable non-controlling interest” in the accompanying consolidated balance sheets.

4.	Short-Term and Long-Term Restricted Cash and Investments
We own ICE Futures Europe, which operates as a U.K. Recognized Investment Exchange. As a U.K. Recognized Investment Exchange, ICE Futures Europe is required by the Financial Conduct Authority in the U.K. to restrict the use of the equivalent of six months of operating expenditures, subject to certain deductions, in cash or cash equivalents or investments at all times. As of December 31, 2015 and 2014, this amount for ICE Futures Europe was $57 million. Such amounts are reflected as short-term restricted cash and investments in the accompanying consolidated balance sheets.
We own LIFFE Administration and Management, or Liffe, which also operates as a U.K. Recognized Investment Exchange. As of December 31, 2015 and 2014, the six months of operating expenditures for Liffe was $106 million and $114 million, respectively. Such amounts are reflected as short-term restricted cash and investments in the accompanying consolidated balance sheets. In November 2014, we completed the transition of Liffe’s contracts to ICE Futures Europe. While Liffe still has a regulated status as of December 31, 2015, we have applied for a de-recognition order, which will result in the release of the $106 million in regulatory capital and an increase in our unrestricted cash and cash equivalents when approved.
As a U.K. Recognized Clearing House, ICE Clear Europe is required by the Bank of England to restrict the use of the equivalent of six months of operating expenditures, subject to certain deductions, in cash or cash equivalents or investments at all times. As of December 31, 2015 and 2014, this amount for ICE Clear Europe was $87 million. As of December 31, 2014 the $87 million was reflected as short-term restricted cash and investments in the accompanying consolidated balance sheet. When EMIR becomes effective, which is currently anticipated during the first half of 2016, the Bank of England restricted cash capital requirements for ICE

Clear Europe will be superseded by the EMIR capital requirements, which would require liquid regulatory capital requirements of $274 million. We have funded the entire $274 million of cash in ICE Clear Europe as of December 31, 2015 and it was reflected as short-term restricted cash and investments in the accompanying consolidated balance sheet.
Our Commodity Futures Trading Commission, or CFTC, regulated U.S. Designated Contract Market, or DCM, ICE Futures U.S., our CFTC regulated U.S. Derivatives Clearing Organizations, or DCOs, ICE Clear U.S. and ICE Clear Credit, our CFTC regulated U.S. Swap Data Repository, or SDR, ICE Trade Vault, and our U.S. Swap Execution Facility, or SEF, ICE Swap Trade are required to maintain financial resources with a value at least equal to the amount that would cover certain operating costs for a one-year period, including maintaining cash or a committed line of credit, subject to certain deductions, to satisfy at least six months of such operating costs at all times. As of December 31, 2015 and 2014, the financial resources reserved necessary to satisfy such operating costs for these DCM, DCOs, SDR and SEF were $142 million and $49 million, respectively, in the aggregate, of which $7 million was satisfied by our revolving credit facility as of December 31, 2014. A portion of such revolving credit facility has historically been reserved for use by certain of our DCOs for liquidity purposes (Note 9). As of December 31, 2015, we no longer reserved any of our revolving credit facility for use by our DCOs for liquidity purposes. The remaining $142 million and $42 million of the financial resources as of December 31, 2015 and 2014, respectively, was recorded as short-term restricted cash and investments in the accompanying consolidated balance sheets.
ICE Clear Europe, in addition to being regulated by the Financial Conduct Authority and the Bank of England once EMIR is effective, is also regulated by the CFTC as a DCO. As of December 31, 2015 and 2014, the financial resources reserved necessary to satisfy such operating costs for ICE Clear Europe as a CFTC DCO was $139 million and $107 million, respectively. No additional amounts were recorded for these amounts in the accompanying consolidated balance sheets as they were already included as restricted cash as part of the EMIR financial resources requirements as of December 31, 2015 and part of the Financial Conduct Authority or revolving credit facility financial resources requirements as of December 31, 2014.
Our clearing houses require that each clearing member make deposits to a fund known as the guaranty fund. The amounts in the guaranty fund will serve to secure the obligations of a clearing member to our clearing houses and may be used to cover losses in excess of the margin and clearing firm accounts sustained by our clearing houses in the event of a default of a clearing member. ICE Clear Europe has contributed $100 million of its own cash as part of its futures and options guaranty fund and this cash is reflected as long-term restricted cash in the accompanying consolidated balance sheets as of December 31, 2015 and 2014. ICE Clear Europe has also contributed $50 million and $28 million of its own cash as part of its CDS guaranty fund as of December 31, 2015 and 2014, respectively, and this cash is reflected as long-term restricted cash in the accompanying consolidated balance sheets. ICE Clear Credit has contributed $50 million of its own cash as part of its CDS guaranty fund as of December 31, 2015 and 2014 and this cash is reflected as long-term restricted cash in the accompanying consolidated balance sheets. ICE Clear U.S. has contributed $50 million of its own cash as part of its futures and options guaranty fund as of December 31, 2015 and 2014 and this cash is reflected as long-term restricted cash in the accompanying consolidated balance sheets. See Note 12 for additional information on the guaranty funds and our contributions of cash to our clearing houses guaranty funds.
ICE Clear Netherlands, as a continental European derivatives clearing house, is regulated and supervised in the Netherlands by the Authority For the Financial Markets and the Dutch Central Bank and is required to maintain regulatory capital equal to various solvency and risk based calculations, subject to EMIR minimum regulations. As of December 31, 2015 and 2014, the regulatory capital for ICE Clear Netherlands was $11 million and $12 million, respectively, and is reflected as short-term restricted cash and investments in the accompanying consolidated balance sheets. Our contribution to the guaranty fund of ICE Clear Netherlands as of December 31, 2014 was $24 million and is reflected as long-term restricted cash and investments. During the year ended December 31, 2015, there was a change in the ICE Clear Netherlands clearing fund rules and our contribution to the guaranty fund was no longer required.
As of December 31, 2015 and 2014, there is $13 million and $6 million, respectively, of additional combined cash reflected as short-term restricted cash and investment in the accompanying consolidated balance sheets related to other regulated entities and exchanges, included ICE Benchmark Administration, ICE Trade Vault U.K., ICE Endex and ICE Clear Singapore. As of December 31, 2015 and 2014, there is $44 million of cash held as escrow for the SuperDerivatives acquisition that is reflected as short-term and long-term restricted cash and investments, respectively, in the accompanying consolidated balance sheets as the escrow could be held for up to 18 months from the date of our October 7, 2014 acquisition.

5.	Short-Term and Long-Term Investments
As of December 31, 2015, our short-term and long-term investments primarily consist of available-for-sale securities as follows (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cetip equity securities	$324	$—	$(25)	$299
Mutual funds	29	—	—	29
Total available-for-sale securities	$353	$—	$(25)	$328
As of December 31, 2014, our short-term and long-term investments primarily consist of term deposits of $1.2 billion and available-for-sale securities as follows (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cetip equity securities	$324	$55	$—	$379
Term deposits	1,173	—	—	1,173
Mutual funds	27	—	—	27
Total term deposits and available-for-sale securities	$1,524	$55	$—	$1,579
We acquired 31.6 million shares, or 12%, of the common stock of Cetip for an aggregate consideration of $514 million in cash in July 2011. We account for our investment in Cetip as an available-for-sale investment and we classify it as a long-term investment in the accompanying consolidated balance sheets. As of December 31, 2015 and 2014, the fair value of the equity security investment was $299 million and $379 million, respectively. The balance as of December 31, 2015 includes an unrealized loss of $25 million from our new cost basis. Our investment in Cetip was made in, and the shares are valued in, Brazilian reais. Changes in the fair value of available-for-sale securities are reflected in accumulated other comprehensive income, and include the effects of both stock price and foreign currency translation fluctuations. The unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. Realized gains and losses, and declines in value deemed to be other-than-temporary, are recognized in earnings.
During the year ended December 31, 2013, we recognized an impairment loss on our Cetip investment of $190 million, primarily due to unfavorable foreign exchange rate changes, which was equal to the difference between the $324 million fair value as of December 31, 2013 and the original investment cost of $514 million. The $324 million fair value of the Cetip investment as of December 31, 2013 became the new cost basis of the investment and the new cost basis will not be adjusted for subsequent recoveries in fair value. The $190 million impairment loss was reclassified out of accumulated other comprehensive loss and was recognized in other expense in the accompanying consolidated statement of income for the year ended December 31, 2013.
We concluded that the accumulated unrealized loss of $25 million in the investment in Cetip as of December 31, 2015 was not other than temporary as the loss was solely due to foreign currency exchange rate fluctuations as the share price of Cetip has increased, the short duration of the loss and our ability to hold the investment until it recovers in value.
Upon closing of the Euronext IPO, we received €1.4 billion ($1.9 billion) in net cash proceeds. We elected to set aside sufficient euro-denominated cash from the proceeds to effectively pre-fund the maturity of the NYSE EUR Notes and the related final interest coupon payment, both due on June 30, 2015 (Note 9). In connection with this, in July 2014, we placed €969 million ($1.2 billion) of the cash proceeds from the Euronext IPO in term deposits at various banks each with a maturity date of June 25, 2015 to cover the €920 million ($1.1 billion) principal and the €49 million ($60 million) final interest coupon payment due on June 30, 2015. These deposits were classified as short-term investments in the accompanying consolidated balance sheet as of December 31, 2014. The decrease in our short-term investments as of December 31, 2015 was due to the use of the short-term euro-denominated term deposit investments to repay the NYSE EUR Notes upon their maturity on June 30, 2015.
Equity and fixed income mutual funds are held for the purpose of providing future payments for the supplemental executive savings plan and the supplemental executive retirement plan (Note 14) are classified as available-for-sale securities.
As of December 31, 2015, we were holding $449 million in U.S. Treasury securities, all of which had original maturities of less than one year from the date of purchase. Of these securities, $25 million were recorded as cash and cash equivalents (all of which have original maturities of less than 90 days), $274 million were recorded as short-term restricted cash and investments and $150 million were recorded as long-term restricted cash and investments in the accompanying consolidated balance sheet as of December 31, 2015. As of December 31, 2014, we were holding $374 million in U.S. Treasury securities, all of which had original maturities of less than one year from the date of purchase. Of these securities, $159 million were recorded as cash and cash equivalents (all of which have original maturities of less than 90 days), $87 million were recorded as short-term restricted cash and investments and $128 million were recorded as long-term restricted cash and investments in the accompanying consolidated balance sheet as of December 31, 2014. We account for the U.S. Treasury securities held using the available-for-sale method.

6.	Property and Equipment
Property and equipment consisted of the following as of December 31, 2015 and 2014 (in millions, except years):

	As of December 31,		Depreciation Period (Years)
	2015	2014
Software and internally developed software	$474	$377	1 to 3
Computer and network equipment	410	247	1 to 4
Land	138	138	N/A
Buildings and building improvements	188	150	2.5 to 40
Leasehold improvements	216	202	1 to 17
Equipment, aircraft and office furniture	197	187	1 to 15
	1,623	1,301
Less accumulated depreciation and amortization	(586)	(427)
Property and equipment, net	$1,037	$874
For the years ended December 31, 2015, 2014 and 2013, amortization of software and internally developed software was $89 million, $81 million and $48 million, respectively, and depreciation of all other property and equipment was $124 million, $138 million and $40 million, respectively. The unamortized software and internally developed software balances were $171 million and $141 million as of December 31, 2015 and 2014, respectively. The increase in the property and equipment as of December 31, 2015 is primarily due to the property and equipment acquired in the Interactive Data and Trayport acquisitions (Note 3), internally developed software and building improvements at the corporate headquarters in Atlanta and New York during the year ended December 31, 2015.

7.	Goodwill and Other Intangible Assets
The following is a summary of the activity in the goodwill balance for the years ended December 31, 2015 and 2014 (in millions):

Goodwill balance at January 1, 2014	$9,189
Acquisitions	461
Foreign currency translation	(43)
De-consolidation of Euronext and NYSE Technologies (Note 16)	(1,071)
Other activity, net	(1)
Goodwill balance at December 31, 2014	8,535
Acquisitions	3,589
Foreign currency translation	(39)
Other activity, net	(6)
Goodwill balance at December 31, 2015	$12,079
The following is a summary of the activity in the other intangible assets balance for the years ended December 31, 2015 and 2014 (in millions):

Other intangible assets balance at January 1, 2014	$9,323
Acquisitions	125
Foreign currency translation	(38)
De-consolidation of Euronext and NYSE Technologies (Note 16)	(1,479)
Amortization of other intangible assets	(151)
Other intangible assets balance at December 31, 2014	7,780
Acquisitions	3,163
Foreign currency translation	(25)
Amortization of other intangible assets	(160)
Other intangible assets balance at December 31, 2015	$10,758

We completed the Interactive Data and Trayport acquisitions during the year ended December 31, 2015, completed the SuperDerivatives, ICE Futures Singapore, ICE Clear Netherlands and True Office acquisitions and purchased certain patent rights during the year ended December 31, 2014, and completed the NYSE and ICE Endex acquisitions during the year ended December 31,

2013 (Note 3). The foreign currency translation adjustments in the tables above result from a portion of our goodwill and other intangible assets being held at our U.K., continental Europe and Canadian subsidiaries, some of whose functional currencies are not the U.S. dollar.
Other intangible assets and the related accumulated amortization consisted of the following as of December 31, 2015 and 2014 (in millions, except years):

	As of December 31,		Useful Life (Years)
	2015	2014
Customer relationships	$3,952	$1,254	3 to 25
Technology	391	211	2.5 to 11
Trading products with finite lives	237	262	20
Russell licensing rights	184	184	10
Data/databases	76	—	4
Market data provider relationships	11	—	20
Non-compete agreements	37	34	1 to 5
Other	53	19	1 to 5
	4,941	1,964
Less accumulated amortization	(703)	(568)
Total finite-lived intangible assets, net	4,238	1,396
Exchange registrations, licenses and contracts with indefinite lives	6,086	6,096
Trade names and trademarks with indefinite lives	297	280
In-process research and development	129	—
Other	8	8
Total indefinite-lived intangible assets	6,520	6,384
Total other intangible assets, net	$10,758	$7,780
For the years ended December 31, 2015, 2014 and 2013, amortization of other intangible assets was $160 million, $151 million and $76 million, respectively. Collectively, the remaining weighted average useful lives of the finite-lived intangible assets is 20.3 years as of December 31, 2015. We expect future amortization expense from the finite-lived intangible assets as of December 31, 2015 to be as follows (in millions):

2016	$318
2017	277
2018	263
2019	244
2020	211
Thereafter	2,925
$4,238

8.	Deferred Revenue

Deferred revenue represents cash consideration received that is yet to be recognized as revenue. Total deferred revenue was $190 million as of December 31, 2015, including $98 million in current deferred revenue and $92 million in non-current deferred revenue. See Note 2 for a description of our annual listing fee, original listing fee, other listing fee and data services fee revenues and the revenue recognition policy for each of these revenue streams. The changes in our deferred revenue during the years ended

December 31, 2015 and 2014 are as follows (in millions):

	Annual Listing Fee Revenue	Original Listing Fee Revenues	Other Listing Fee Revenues	Data Services Fee and Other Revenues	Total
Deferred revenue balance at January 1, 2014	$—	$7	$3	$56	$66
Additions	330	31	47	114	522
Amortization	(330)	(3)	(4)	(97)	(434)
De-consolidation of Euronext and NYSE Technologies (Note 16)	—	—	—	(18)	(18)
Deferred revenue balance at December 31, 2014	—	35	46	55	136
Additions	358	20	29	181	588
Amortization	(358)	(5)	(16)	(155)	(534)
Deferred revenue balance at December 31, 2015	$—	$50	$59	$81	$190

As of December 31, 2015, we estimate that our deferred revenue will be recognized in the following years (in millions):

	Original Listing Fee Revenues	Other Listing Fee Revenues	Data Services Fee and Other Revenues	Total
2016	$7	$15	$76	$98
2017	7	15	2	24
2018	7	11	1	19
2019	7	10	1	18
2020	6	6	—	12
Thereafter	16	2	1	19
Total	$50	$59	$81	$190

9.	Debt

Our total debt, including short-term and long-term debt, consisted of the following as of December 31, 2015 and 2014 (in millions):

	As of December 31,
	2015	2014
Debt:
Commercial Paper	$2,591	$905
NYSE EUR Notes (5.375% senior unsecured notes due June 30, 2015)	—	1,137
Short-term debt	2,591	2,042
NYSE USD Notes (2.00% senior unsecured notes due October 5, 2017)	852	853
2018 Senior Notes (2.50% senior unsecured notes due October 15, 2018)	597	595
2020 Senior Notes (2.75% senior unsecured notes due December 1, 2020)	1,239	—
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	789	787
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,240	—
Long term debt	4,717	2,235
Total debt	$7,308	$4,277
Senior Notes
On November 24, 2015, we issued $2.5 billion in aggregate senior notes, including $1.25 billion principal amount of 2.75% senior unsecured fixed rate notes due November 2020, or the 2020 Senior Notes, and $1.25 billion principal amount of 3.75% senior unsecured fixed rate notes due November 2025, or the 2025 Senior Notes. We used the net proceeds from the 2020 Senior Notes and 2025 Senior Notes offering, together with $1.6 billion of borrowings under our Commercial Paper Program, to finance the $4.1 billion cash portion of the purchase price of the acquisition of Interactive Data (Note 3). The 2020 Senior Notes and 2025 Senior Notes contain affirmative and negative covenants, including, but not limited to, certain redemption rights, limitations on liens and indebtedness, limitations on certain mergers, sales, dispositions and lease-back transactions. Interest on the 2020 Senior Notes and 2025 Senior Notes will be payable on June 1 and December 1 of each year, beginning on June 1, 2016.
In October 2013, we issued $600 million principal amount of 2.50% senior unsecured fixed rate notes due October 2018, or the 2018 Senior Notes, and $800 million principal amount of 4.00% senior unsecured fixed rate notes due October 2023, or the 2023 Senior Notes. We used the net proceeds from the 2018 Senior Notes and 2023 Senior Notes offering to finance, together with cash on hand and $400 million borrowed in October 2013 under the Revolving Facility, the $2.7 billion cash portion of the purchase price of the acquisition of NYSE (Note 3). The 2018 Senior Notes and 2023 Senior Notes contain affirmative and negative covenants, including, but not limited to, certain redemption rights, limitations on liens and indebtedness, limitations on certain mergers, sales, dispositions and lease-back transactions.
Credit Facilities
In April 2014, ICE, as parent borrower, and our subsidiary ICE Europe Parent Limited, as subsidiary borrower, entered into a $3.0 billion senior unsecured revolving credit facility, or the 2014 Credit Facility, pursuant to a credit agreement with Wells Fargo Bank, National Association, or Wells Fargo, as administrative agent, issuing lender and swing line lender, Bank of America, N.A., as syndication agent, and the lenders party thereto. The 2014 Credit Facility was scheduled to end on April 3, 2019.
Of the amounts available under the 2014 Credit Facility, we previously reserved $303 million to provide liquidity or required financial resources for the operations of our clearing houses. This amount included $150 million for ICE Clear Europe, $100 million for ICE Clear Credit, $50 million for ICE Clear U.S., and $3 million for ICE Clear Canada. During the fourth quarter of 2015, after additional contributions to the capital of the respective clearing houses, the respective clearing houses determined their own resources to be sufficient and available such that the supplemental amounts previously reserved under the 2014 Credit Facility were no longer required to provide liquidity or required financial resources for their operations (Note 4).
In November 2015, we agreed with a majority of the lenders under the 2014 Credit Facility to amend certain terms of the 2014 Credit Facility. The amendments include, but not limited to, extending the maturity date to November 13, 2020 and increasing the ratio level in the maximum total leverage ratio covenant from 3.25:1.00 to 3.75:1.00 beginning with the first fiscal quarter ending after the consummation of the Interactive Data acquisition until the first fiscal quarter ending after the first anniversary of the acquisition. In addition, ICE Europe Parent Limited no longer has the ability to borrow amounts under the 2014 Credit Facility. The 2014 Credit Facility, as amended, is referred to herein as the “Amended Credit Facility.”
The Amended Credit Facility includes an option for us to propose an increase in the aggregate amount available for borrowing by up to $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. On November 13, 2015, we utilized this option to increase the amount of the Amended Credit Facility to $3.4 billion. The commitments under the Amended Credit Facility will automatically reduce to $2.95 billion on April 3, 2019. No amounts were outstanding under the Amended Credit Facility as of December 31, 2015.
Amounts borrowed under the Amended Credit Facility may be prepaid at any time without premium or penalty. The Amended Credit Facility provides for a $3.4 billion multi-currency revolving facility, with sub-limits for non-dollar borrowings and letters of credit and with a swing-line facility available on a same-day basis. Of the $3.4 billion that is available for borrowing under the Amended Credit Facility, $2.6 billion is required to back-stop the amount outstanding under our Commercial Paper Program as of December 31, 2015. The amount required to back-stop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $809 million as of December 31, 2015 is available to us to use for working capital and general corporate purposes including, but not limited to, acting as a back-stop to the amounts outstanding under the Commercial Paper Program.
Borrowings under the Amended Credit Facility will bear interest on the principal amount outstanding at either (a) LIBOR plus an applicable margin rate or (b) a “base rate” plus an applicable margin rate; provided, however, that all loans denominated in a foreign currency will bear interest at LIBOR plus an applicable margin rate. The “base rate” equals the higher of (i) Wells Fargo’s prime rate, (ii) the federal funds rate plus 0.50%, or (iii) the one month LIBOR rate plus 1.00%. The applicable margin rate is based upon our public long term debt ratings and ranges from 0.875% to 1.50% on LIBOR borrowings and from 0.00% to 0.50% on base rate borrowings.
The Amended Credit Facility includes an unutilized revolving credit commitment fee that is equal to the unused maximum revolver amount, multiplied by an applicable commitment fee rate and is payable in arrears on a quarterly basis. The applicable commitment fee rate ranges from 0.08% to 0.20% and is determined based on our long term debt rating. As of December 31, 2015, the applicable commitment fee rate was 0.125% based on our current long term debt ratings.
The Amended Credit Facility contains customary representations and warranties, covenants and events of default, including a leverage ratio, as well as limitations on liens on our assets, indebtedness of non-obligor subsidiaries, the sale of all or substantially all of our assets, and other matters.

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
In connection with us entering into the 2014 Credit Facility in April 2014, the 2011 Credit Facilities were terminated and the $367 million outstanding under the Term Loan Facility was repaid through the issuance of commercial paper. No amounts were outstanding under the Revolving Facility when it was terminated.
Commercial Paper Program
In December 2013, we entered into a U.S. dollar commercial paper program, or the Commercial Paper Program. Our Commercial Paper Program is currently backed by the borrowing capacity available under the Amended Credit Facility, equal to the amount of the commercial paper that is issued and outstanding at any given point in time. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (such as USD LIBOR). The fluctuation of these rates due to market conditions may impact our interest expense.
We used net proceeds from notes issued under the Commercial Paper Program during the year ended December 31, 2015 to finance part of the cash portion of the purchase price of Interactive Data and to pay related fees and expenses, to repurchase our common stock, and for general corporate purposes. We used net proceeds from notes issued under the Commercial Paper Program during the year ended December 31, 2014 to repay the $367 million that was outstanding under the Term Loan Facility upon termination of the Term Loan Facility in April 2014, to fund certain of our acquisitions, and to repurchase our common stock. We repaid a portion of the amounts outstanding under the Commercial Paper Program during the year ended December 31, 2014 using a combination of the cash proceeds received from the IPO and sale of Euronext, the sale of NYSE Technologies (Note 16) and cash flows from operations. We used the net proceeds from the notes issued under the Commercial Paper Program during the year ended December 31, 2013, along with cash on hand, to repay the $900 million borrowed under the Revolving Facility and the $450 million borrowed under the 2013 364 Day Facility.
Commercial paper notes of $2.6 billion with original maturities ranging from 2 to 89 days were outstanding as of December 31, 2015 under the Commercial Paper Program. As of December 31, 2015, the weighted average interest rate on the $2.6 billion outstanding under the Commercial Paper Program was 0.60% per annum, with a weighted average maturity of 19 days. Commercial paper notes of $905 million with original maturities ranging from 2 to 82 days were outstanding as of December 31, 2014 under the Commercial Paper Program. As of December 31, 2014, the weighted average interest rate on the $905 million outstanding under the Commercial Paper Program was 0.26% per annum, with a weighted average maturity of 24 days.
364 Day Facilities
On November 13, 2015, we entered into a $500 million 364 day senior unsecured revolving credit facility, or the 2015 364 Day Facility, pursuant to a credit agreement with Wells Fargo, as administrative agent, Bank of America, N.A., as syndication agent, and the lenders signatory thereto. The amounts available under the 2015 364 Day Facility are available for use by us for working capital and general corporate purposes but specifically excluding any use to back-stop amounts issued under the Commercial Paper Program. The commitments under the 2015 364 Day Credit Facility will be automatically reduced to $375 million on May 13, 2016 and to $250 million on August 13, 2016. Borrowings under the 2015 364 Day Facility will bear interest on the principal amount outstanding under the same terms as the Amended Credit Facility disclosed above.
The 2015 364 Day Facility includes an unutilized revolving credit commitment fee that is equal to the unused maximum revolver amount, multiplied by an applicable commitment fee rate and is payable in arrears on a quarterly basis. The applicable commitment fee rate ranges from 0.07% to 0.175% and is determined based on our long term debt rating. As of December 31, 2015, the applicable commitment fee rate was 0.10% based on our current long term debt ratings.
In July 2013, we entered into a $600 million 364 day senior unsecured revolving credit facility, or the 2013 364 Day Facility. The 2013 364 Day Facility was available for working capital and general corporate purposes. In October 2013, we borrowed $450 million under the 2013 364 Day Facility to fund the prepayment of the Private Senior Notes. In December 2013, we repaid the $450 million borrowed under the 2013 364 Day Facility with the proceeds from the issuance of commercial paper. In connection with us entering into the 2014 Credit Facility, the 2013 364 Day Facility was terminated in April 2014, at which time no amounts were outstanding.

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
On June 30, 2015, we repaid the NYSE EUR Notes using cash that had been set aside in July 2014 from the proceeds of the Euronext IPO. The cash, in the amount of €969 million ($1.2 billion) had been placed in term deposits that matured on June 25, 2015. The cash was sufficient to settle the principal maturity of €920 million ($1.1 billion) and the final interest coupon of €49 million ($60 million). These deposits are classified as short-term investments in the accompanying consolidated balance sheet as of December 31, 2014.
During the years ended December 31, 2015, 2014 and 2013, the amortization of the increase in the fair value of the NYSE Notes that was recorded in connection with the NYSE acquisition purchase accounting was $23 million, $55 million and $7 million, respectively. No further amortization expense was recorded after the repayment of the NYSE EUR Notes.
The terms of the bonds do not contain any financial covenants. The bonds may be redeemed by us or the bond holders under certain customary circumstances, including a change in control accompanied by a downgrade of the bonds below an investment grade rating. The terms of the bonds also provide for customary events of default and a negative pledge covenant.
Private Senior Notes
Simultaneous with entering into the 2011 Credit Facilities in November 2011, we also entered into a note purchase agreement with various institutional investors providing for the sale of $400 million aggregate principal amount of senior notes, consisting of $200 million of our 4.13% Senior Notes, Tranche A, due November 9, 2018 and $200 million of our 4.69% Senior Notes, Tranche B, due November 9, 2021, or collectively, the Private Senior Notes.
In October 2013, following the issuance of the 2018 Senior Notes and the 2023 Senior Notes, we prepaid the $400 million aggregate principal amount of Private Senior Notes. In connection with the early payoff of the Private Senior Notes, we incurred $51 million in expenses relating to a $49 million pre-payment to the Private Senior Notes investors and an associated $2 million write off of the related debt issuance costs. The $51 million expense was recorded as other expense in the accompanying consolidated statement of income for the year ended December 31, 2013. To fund the prepayment of the Private Senior Notes and the associated pre-payment, we borrowed $450 million in October 2013 under the 2013 364 Day Facility.
Debt Repayment Schedule
As of December 31, 2015, the outstanding debt repayment schedule is as follows (in millions):

2016	$2,593
2017	850
2018	600
2019	—
2020	1,250
Thereafter	2,050
Principal amounts repayable	7,343
Debt issuance costs	(27)
Unamortized balance of fair value adjustments and discounts on bonds, net	(8)
Total debt outstanding	$7,308
Debt Issuance Cost Presentation
In April 2015, the FASB issued ASU 2015-03, which amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred asset (Note 2). We decided to early adopt ASU 2015-03 on a retrospective basis for the annual period ended December 31, 2015. As of December 31, 2015, there are $27 million in debt issuance costs shown above as a deduction of the carrying value of the related debt liability or facilities, including $19 million relating to the 2020 Senior Notes and 2025 Senior Notes. The $27 million in debt issuance costs as of December 31, 2015 will be amortized over a weighted average life of 6.9 years as interest expense. The retrospective adoption resulted in $12 million of debt issuance costs being reclassified from prepaid and other current assets and other non-current assets to a deduction of the carrying value of long-term debt as of December 31, 2014.

Interactive Data Debt Retirement
At the date of the acquisition, Interactive Data had $2.6 billion of outstanding debt consisting of $1.9 billion under a credit facility, or the Interactive Data Credit Facility, and $700 million of senior notes, or the Interactive Data Senior Notes, all of which were repaid from the cash portion of the purchase price. In connection with the closing of the acquisition on December 14, 2015, the Interactive Data Credit Facility was repaid and terminated.
On December 7, 2015, Interactive Data issued a notice of redemption with respect to the Interactive Data Senior Notes. On December 14, 2015, an amount sufficient to fully redeem the Interactive Data Senior Notes, plus accrued interest, was deposited with the Interactive Data Senior Notes trustee in trust, solely for the benefit of the holders of the Interactive Data Senior Notes. As a result, the indentures governing the Interactive Data Senior Notes were satisfied and discharged. Neither the cash deposited into the trust or the Interactive Data Senior Notes have been reflected on our consolidated balance sheet as of the acquisition date or December 31, 2015. The trustee paid the full amount held in the trust to holders of the Interactive Data Senior Notes at the redemption date on January 6, 2016.

10.	Equity
We currently sponsor employee and director stock option and restricted stock plans. Employee and director stock-based compensation expenses and the related excess income tax benefit recognized for both stock options and restricted stock in the accompanying consolidated statements of income for the year ended December 31, 2015 was $111 million and $16 million, respectively, was $82 million and $28 million, respectively, for the year ended December 31, 2014, and was $56 million and $17 million, respectively, for the year ended December 31, 2013. The amount expensed for the years ended December 31, 2015, 2014 and 2013 is net of $11 million, $7 million and $7 million, respectively, of stock-based compensation that was capitalized as software development costs.
During the years ended December 31, 2015, 2014 and 2013, we recognized excess tax benefits of $19 million, $26 million and $8 million, respectively, as an increase to the additional paid-in capital balance. These amounts were qualifying excess tax benefits that are eligible to absorb future write-offs, if any, of unrealized deferred tax assets related to stock options. These amounts are reported as financing cash flows in the accompanying consolidated statements of cash flows. Regarding the ordering of tax benefits to determine whether an excess tax benefit is realized, as well as to measure that excess tax benefit, we follow applicable tax laws and disregard indirect effects of the excess tax benefit.
In connection with the acquisition of NYSE, we assumed the obligations of the Intercontinental Exchange Holdings, Inc. and NYSE employee and director equity plans. As of December 31, 2015, we had 3.5 million shares in total under various equity plans that are available for future issuance of our stock option and restricted stock awards.
Stock Option Plans
Stock options are granted at the discretion of the compensation committee of the board of directors. All stock options are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant as well as certain other assumptions. The fair value of the stock options on the date of grant is recognized as expense ratably over the vesting period, net of estimated forfeitures. We may grant, under provisions of the plans, both incentive stock options and nonqualified stock options. The options generally vest over three years, but can vest at different intervals based on the compensation committee’s determination. Generally, options may be exercised up to ten years after the date of grant, but expire either 14 or 60 days after termination of employment. The shares of common stock issued under our stock option plans are made available from authorized and unissued common stock or treasury shares. The following is a summary of stock options for the years ended December 31, 2015, 2014 and 2013, which includes 3,644 stock options issued in connection with the NYSE acquisition:

	Number of Options	Weighted Average Exercise Price per Option
Outstanding at January 1, 2013	933,953	$85.07
Granted	152,361	127.21
Exercised	(213,967)	62.67
Outstanding at December 31, 2013	872,347	97.92
Granted	154,202	206.87
Exercised	(263,682)	51.86
Outstanding at December 31, 2014	762,867	136.03
Granted	176,467	207.97
Exercised	(164,783)	101.98
Outstanding at December 31, 2015	774,551	159.66

Details of stock options outstanding as of December 31, 2015 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Vested or expected to vest	774,551	$159.66	6.3	$75
Exercisable	539,973	$139.36	5.2	$63
The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 were $22 million, $39 million and $24 million, respectively. As of December 31, 2015, there were $7 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.8 years as the stock options vest.
Of the options outstanding at December 31, 2015, 539,973 were exercisable at a weighted-average exercise price of $139.36. Of the options outstanding at December 31, 2014, 561,844 were exercisable at a weighted-average exercise price of $116.64. Of the options outstanding at December 31, 2013, 689,046 were exercisable at a weighted-average exercise price of $90.43.
We use the Black-Scholes option pricing model for purposes of valuing stock option awards. During the years ended December 31, 2015, 2014 and 2013, we used the weighted-average assumptions in the table below to compute the value of all options for shares of common stock granted to employees:

	Year Ended December 31,
Assumptions	2015	2014	2013
Risk-free interest rate	1.08%	1.23%	0.53%
Expected life in years	5.0	5.0	4.0
Expected volatility	24%	27%	37%
Expected dividend yield	1.25%	1.26%	0%
Estimated weighted-average fair value of options granted per share	$40.94	$45.23	$38.41
The risk-free interest rate is based on the zero-coupon U.S. Treasury yield curve in effect at the time of grant. The expected life computation is derived from historical exercise patterns and anticipated future patterns. Expected volatilities are based on historical volatility of our stock. For the year ended December 31, 2013, expected dividend yields were 0% since prior to the November 2013 acquisition of NYSE, we had not contemplated paying dividends. Our current dividend policy will impact the expected dividend yield on all stock options granted post-acquisition.
Restricted Stock Plans
Restricted stock units are granted at the discretion of the compensation committee of the board of directors. Excluding our restricted stock issued in connection with the NYSE acquisition in 2013, discussed below, we granted 691,518, 560,380 and 586,317 time-based and performance-based restricted stock units during the years ended December 31, 2015, 2014 and 2013, respectively, including 374,357, 385,897 and 249,670 time-based restricted stock units during the years ended December 31, 2015, 2014 and 2013, respectively. The grant date fair value of each award is based on the closing stock price at the date of grant. The fair value of the time-based restricted stock units on the date of grant is recognized as expense ratably over the vesting period, which is typically three years, net of forfeitures. Granted but unvested shares are generally forfeited upon termination of employment. When restricted stock is forfeited, compensation costs previously recognized for unvested shares are reversed. Until the shares vest and are issued, the participants have no voting or dividend rights and the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Following the NYSE acquisition and in connection with our dividend declaration policy, unvested restricted stock is now subject to earn dividend equivalents which are paid in cash on the vesting date.
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
In January 2016, we reserved a maximum of 330,924 restricted shares for potential issuance as performance-based restricted shares to certain of our employees. The number of shares that will ultimately be granted under the performance awards will be based on our actual financial performance as compared to financial performance targets set by our board of directors and compensation committee for the year ending December 31, 2016. These restricted shares are also subject to a market condition that could reduce the number of shares that are ultimately granted. The reduction would occur if our 2016 total shareholder return falls below the 2016 return of the S&P 500 Index and we achieve an above “target” financial performance level threshold. If our 2016 total shareholder return were to fall below the 2016 return of the S&P 500 Index, the reduction would be either 10% or 20% of the number of shares granted, depending on the difference in the aforementioned returns (the “market condition”).
The grant date of this award was January 14, 2016, which was the date when we and our employees reached a mutual understanding of award terms. January 14, 2016 is also the service inception date as that is the date when the requisite service period began. The maximum compensation expense to be recognized under these performance-based restricted shares is $80 million if the maximum financial performance target is met and all 330,924 shares vest. The compensation expense to be recognized under these performance-based restricted shares will be $40 million if the target financial performance is met, which would result in 165,462 shares vesting. We will recognize expense on an accelerated basis over the three-year vesting period based on our quarterly assessment of the probable 2016 actual financial performance as compared to the 2016 financial performance targets. If the market condition is not achieved, compensation cost will not be affected since the grant date fair value of the award gave consideration to the probability of market condition achievement.
In January 2015, we reserved a maximum of 429,468 restricted shares for potential issuance as performance-based restricted shares for certain of our employees. These restricted shares were subject to a market condition that could have reduced the number of shares that were granted if our 2015 total shareholder return fell below that of the 2015 return of the S&P 500 Index and if we achieved a “target” financial performance level or above. Our total shareholder return for the year ended December 31, 2015 was higher than the 2015 return of the S&P 500 Index. Therefore, no additional share reduction was taken. Based on our actual 2015 financial performance as compared to the 2015 financial performance targets, 317,161 restricted shares were granted, which resulted in $63 million in compensation expenses that will be expensed over the three-year accelerated vesting period, including $37 million that was expensed during the year ended December 31, 2015.
During the fourth quarter of 2013, we reserved a maximum of 154,912 restricted shares for potential issuance as performance-based restricted shares for certain of our employees. The number of shares granted under the performance awards will be based on our actual financial performance as compared to financial performance targets set by our board of directors and compensation committee for the three years ending December 31, 2016. The maximum compensation expense to be recognized under these performance-based restricted shares is $31 million if the maximum financial performance target is met and 154,912 shares vest. We will recognize expense on a straight-line basis over the three-year vesting period based on our quarterly assessment of the probable three-year actual financial performance as compared to the financial performance targets. Through December 31, 2015, we determined that it is probable that the maximum financial performance will be met, and based on this assessment, we recorded non-cash compensation expense of $10 million and $9 million for the years ended December 31, 2015 and 2014, respectively.
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
Restricted shares are used as an incentive to attract and retain qualified employees and to increase shareholder returns with actual performance-based awards based on enhanced shareholder value. Our equity plans include a change in control provision that may accelerate vesting on both the time-based and performance-based restricted shares if the awards are not assumed by an acquirer in the case of a change in control. The following is a summary of the nonvested restricted shares under all plans discussed above for the years ended December 31, 2015, 2014 and 2013:

	Number of Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested at January 1, 2013	878,086	$113.25
Granted	825,919	164.24
Vested	(426,025)	113.02
Forfeited	(43,428)	125.81
Nonvested at December 31, 2013	1,234,552	147.00
Granted	560,380	204.92
Vested	(655,292)	146.14
Forfeited	(68,645)	162.83
Nonvested at December 31, 2014	1,070,995	176.82
Granted	691,518	210.46
Vested	(436,561)	159.92
Forfeited	(71,717)	169.52
Nonvested at December 31, 2015	1,254,235	199.44
Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance-based shares have been adjusted to reflect the actual shares to be issued based on the achievement of past performance targets. As of December 31, 2015, there were $112 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted-average period of 1.3 years as the restricted stock vests. During the years ended December 31, 2015, 2014 and 2013, the total fair value of restricted stock vested under all restricted stock plans was $96 million, $138 million and $62 million, respectively.
Treasury Stock
During the years ended December 31, 2015, 2014 and 2013, we received 195,859 shares, 240,676 shares and 430,677 shares, respectively, of common stock from certain of our employees related to tax withholdings made by us on our employee’s behalf for restricted stock and stock option exercises. We recorded the receipt of the shares as treasury stock. Treasury stock activity is presented in the accompanying consolidated statements of changes in equity, accumulated other comprehensive income (loss) and redeemable non-controlling interest.
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
Stock Repurchase Program
During the years ended December 31, 2015 and 2014, we repurchased 2,868,769 shares and 3,231,484 shares, respectively, of our outstanding common stock at a cost of $660 million and $645 million, respectively. These repurchases were completed under a stock repurchase plan authorized by our board of directors. The shares repurchased are held in treasury stock. We did not repurchase any shares during the year ended December 31, 2013. As of December 31, 2015, the remaining board authorization permits repurchases of up to $137 million of our common stock with no fixed expiration date.
In September 2014, we entered into a Rule 10b5-1 trading plan as authorized by our board of directors permitting open market repurchases of our common stock based on certain parameters described in the trading plan. In connection with our acquisition of

Interactive Data during the fourth quarter of 2015, we suspended purchases under our Rule 10b5-1 trading plan. The trading plan expired at the end of December 2015. The timing and extent of any future repurchases, if any, that are not made pursuant to a Rule 10b5-1 trading plan will be at our discretion and will depend upon market conditions, the amount authorized by our board of directors, our stock price, our target debt ratio and corporate debt rating, and our strategic growth initiatives at that time. In addition, our board of directors may increase or decrease the amount of capacity we have for repurchases from time to time.

11.	Income Taxes
Income from continuing operations before income taxes and the income tax provision consisted of the following for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Year Ended December 31,
	2015	2014	2013
Income from continuing operations before income taxes
Domestic	$824	$623	$81
Foreign	829	784	423
	$1,653	$1,407	$504
Income tax provision
Current tax expense:
Federal	$250	$151	$57
State	46	61	25
Foreign	170	169	137
	466	381	219
Deferred tax expense (benefit):
Federal	(7)	39	(20)
State	(40)	(20)	(5)
Foreign	(61)	2	(10)
	(108)	21	(35)
Total income tax expense	$358	$402	$184
A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Year Ended December 31,
	2015	2014	2013
Statutory federal income tax rate	35%	35%	35%
State and local income taxes, net of federal benefit	2	3	2
Foreign tax rate differential	(7)	(7)	(10)
Benefit to deferred tax asset and liabilities for foreign tax law change	(4)	—	(1)
Uncertain tax positions	(3)	1	1
Cetip investment impairment loss	—	—	9
Other	(1)	(3)	1
Total provision for income taxes	22%	29%	37%
The effective tax rates for the years ended December 31, 2015 and 2014 are lower than the federal statutory rate primarily due to the favorable foreign income tax rate differential, partially offset by state income taxes. Favorable foreign income tax rate differentials result from lower income tax rates in the U.K., the Netherlands and various other lower tax jurisdictions than compared to the income tax rates in the U.S. During the fourth quarter of 2015, the U.K. reduced the corporate income tax rate from 20% to 19% effective April 1, 2017 and to 18% effective April 1, 2020. The decrease in the effective tax rate for the year ended December 31, 2015, compared to the year ended December 31, 2014, is primarily due to the deferred tax benefit associated with future U.K. income tax rate reductions (representing $60 million of the $61 million deferred tax benefit in the income tax provision table above) along with certain favorable settlements with various taxing authorities. The effective tax rate for the year ended December 31, 2013 is higher than the statutory federal rate primarily due to the favorable foreign income tax rate differential being largely offset by the non-tax deductible impairment loss on the Cetip investment (Note 5) along with state income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We decided to early adopt ASU 2015-17 retrospectively and classified all deferred taxes and liabilities, along with any related valuation allowance, as non-current on the balance sheet as of December 31, 2015 (Note 2). As a result of the early adoption of this new standard, we reclassified $90 million current deferred tax liabilities to non-current deferred tax liabilities on the consolidated balance sheet as of December 31, 2014. The following table reflected the requirements under ASU 2015-17 and summarizes the significant components of our deferred tax liabilities and assets as of December 31, 2015 and 2014 (in millions):

	December 31,
	2015	2014
Deferred tax assets:
Deferred and stock-based compensation	$160	$168
Pension	100	111
Liability reserve	58	70
Tax credits	59	11
Loss carryforward	259	156
Deferred revenue	29	7
Other	67	60
Total	732	583
Valuation allowance	(72)	(75)
Total deferred tax assets, net of valuation allowance	660	508
Deferred tax liabilities:
Property and equipment	(82)	(32)
Acquired intangibles	(3,397)	(2,430)
Unrealized market gains/losses	—	(59)
Total deferred tax liabilities	(3,479)	(2,521)
Net deferred tax liabilities	$(2,819)	$(2,013)
Reported as:
Net non-current deferred tax assets	$18	$15
Net non-current deferred tax liabilities	(2,837)	(2,028)
Net deferred tax liabilities	$(2,819)	$(2,013)
A reconciliation of the beginning and ending amount of deferred income tax valuation allowance is as follows for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Year Ended December 31,
	2015	2014	2013
Beginning balance of deferred income tax valuation allowance	$75	$95	$11
Increases charged to income tax expense	1	—	—
Charges against goodwill	1	—	84
Decreases	(5)	(20)	—
Ending balance of deferred income tax valuation allowance	$72	$75	$95
We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that it is more likely than not that some or all of the deferred tax assets will not be realized. We recorded a valuation allowance for deferred tax assets of $72 million and $75 million as of December 31, 2015 and 2014, respectively. Increases charged to income tax expense in the table above relate to capital losses that we do not expect to be realizable in future periods. Increases charged against goodwill in the table above relate to loss carryforwards acquired that we do not expect to be realizable in future periods. Decreases in the table above relate to net operating loss carryforwards that we determined would be available to offset income in future periods.
Our non-U.S. subsidiaries had $2.9 billion in cumulative undistributed earnings as of December 31, 2015. This amount represents the post-income tax earnings under U.S. GAAP adjusted for previously taxed income. The earnings from our non-U.S. subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability is not practicable. Any future distribution by way of dividend of these non-U.S. earnings may subject us to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to various non-U.S. countries.
As of December 31, 2015 and 2014, we have gross U.S. federal net operating loss carryforwards of $340 million and $126 million, respectively, and gross state and local net operating loss carryforwards of $1.0 billion and $611 million, respectively. These carryforwards are available to offset future taxable income until they begin to expire in 2018. In addition, as of December 31, 2015 and 2014, we have gross foreign net operating loss carryforwards of $105 million and $77 million, respectively, related primarily to net operating loss carryforwards acquired which have an indefinite life.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Year Ended December 31,
	2015	2014	2013
Beginning balance of unrecognized tax benefits	$145	$228	$34
Additions related to acquisitions	7	—	161
Additions based on tax positions taken in current year	9	33	38
Additions based on tax positions taken in prior years	34	1	5
Reductions related to divestitures (Euronext IPO)	—	(104)	—
Reductions based on tax positions taken in prior years	(51)	(3)	(1)
Reductions resulting from statute of limitation lapses	(12)	(2)	(3)
Reductions related to settlements with taxing authorities	(25)	(8)	(6)
Ending balance of unrecognized tax benefits	$107	$145	$228
As of December 31, 2015 and 2014, the balance of unrecognized tax benefits which would, if recognized, affect our effective tax rate was $80 million and $106 million, respectively. It is reasonably possible, as a result of settlements of ongoing audits or statute of limitations expirations, unrecognized tax benefits could increase as much as $16 million and decrease as much as $23 million within the next twelve months. Of the $107 million in unrecognized tax benefits as of December 31, 2015, $77 million is recorded as other non-current liabilities and $30 million is recorded as other current liabilities in the accompanying consolidated balance sheet.
We recognize interest accrued on income tax uncertainties and accrued penalties as a component of income tax expense. For the year ended December 31, 2015, we recognized an income tax benefit of $12 million for interest and penalties, and for the years ended December 31, 2014 and 2013, we recognized $4 million and $3 million, respectively, of income tax expense for interest and penalties. Accrued interest and penalties were $33 million and $45 million as of December 31, 2015 and 2014, respectively. Of the $33 million in accrued interest and penalties as of December 31, 2015, $13 million is recorded as other non-current liabilities and $20 million is recorded as other current liabilities in the accompanying consolidated balance sheet.
We or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The following table summarizes open tax years by major jurisdiction:

Jurisdiction	Open Tax Years
U.S. Federal	2012 - 2015
U.S. States	2007 - 2015
U.K.	2013 - 2015
Netherlands	2010 - 2015
Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, including interest and penalties, have been provided for any adjustments expected to result from open tax years.

12.	Clearing Organizations
We operate regulated central counterparty clearing houses for the settlement and clearance of derivative contracts. The clearing houses include ICE Clear Europe, ICE Clear Credit, ICE Clear U.S., ICE Clear Canada, ICE Clear Netherlands and ICE Clear Singapore (referred to herein collectively as the “ICE Clearing Houses”).

•
ICE Clear Europe performs the clearing and settlement for all futures and options contracts traded through ICE Futures Europe and ICE Endex, for CDS contracts submitted for clearing in Europe and for energy futures and options contracts trading through ICE Futures U.S.

•	ICE Clear U.S. performs the clearing and settlement of agricultural, metals, currencies and financial futures and options contracts traded through ICE Futures U.S.

•	ICE Clear Canada performs the clearing and settlement for all futures and options contracts traded through ICE Futures Canada.

•	ICE Clear Singapore performs the clearing and settlement for all futures and options contracts traded through ICE Futures Singapore.

•	ICE Clear Credit performs the clearing and settlement for CDS contracts submitted for clearing in North America.

•	ICE Clear Netherlands offers clearing primarily for TOM (Note 3).
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
Each of the ICE Clearing Houses requires that each clearing member make deposits into a fund known as a “guaranty fund”, which is maintained by the relevant ICE Clearing House. These amounts serve to secure the obligations of a clearing member to the ICE Clearing House to which it has made the guaranty fund deposit and may be used to cover losses sustained by the respective ICE Clearing House in the event of a default of a clearing member.
Each of the ICE Clearing Houses has equal and offsetting claims to and from their respective clearing members on opposite sides of each cleared contract. This arrangement allows the ICE Clearing Houses to serve as the central financial counterparty on every cleared contract. Each ICE Clearing House bears financial counterparty credit risk in the event that market movements create conditions that lead to its clearing members failing to meet their financial obligations to that ICE Clearing House. Accordingly, the ICE Clearing Houses account for this central counterparty guarantee as a performance guarantee. Given that each contract is margined and marked-to-market or settled at least once daily for each clearing member, the ICE Clearing Houses’ maximum estimated exposure for this guarantee, excluding the effects of original and variation margin requirements and mandatory deposits to the applicable guaranty fund by clearing members, is $76.1 billion as of December 31, 2015, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one day movement in pricing of the underlying unsettled contracts. This amount is based on calculations determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than the amount estimated by the ICE Clearing Houses. The net notional value of unsettled contracts was $2.4 trillion as of December 31, 2015. We performed calculations to determine the fair value of our counterparty performance guarantee taking into consideration factors such as daily settlement of contracts, margining requirements, other elements of our risk management program, historical evidence of default payments, and estimated probability of potential default payouts by the ICE Clearing Houses. Based on these analyses, the estimated counterparty performance guaranty liability was determined to be nominal and no liability was recorded as of December 31, 2015 and 2014.
The ICE Clearing Houses seek to reduce their exposure through a risk management program that includes initial and ongoing financial standards for clearing member admission and continued membership, original and variation margin requirements, and mandatory deposits to the guaranty fund. The amounts that the clearing members are required to maintain in the original margin and guaranty fund accounts are determined by standardized parameters established by the risk management departments and reviewed by the risk committees and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time. As of December 31, 2015 and 2014, the ICE Clearing Houses have received or have been pledged $87.2 billion and $77.0 billion, respectively, in cash and non-cash collateral in original margin and guaranty fund deposits to cover price movements of underlying contracts for both periods. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations up to the limits established under the respective rules of each ICE Clearing House.
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

We have contributed $150 million, $50 million and $50 million in cash to the ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. guaranty funds, respectively, as of December 31, 2015, and such amounts are at risk and could be used in the event of a clearing member default where the amount of the defaulting clearing member’s original margin and guaranty fund deposits are insufficient. The $250 million combined contributions to the guaranty funds as of December 31, 2015 are included in long-term restricted cash in the accompanying consolidated balance sheet (Note 4).
The $50 million contribution to the ICE Clear U.S. guaranty fund would be utilized after the available funds of the defaulting clearing member but before all other amounts within the guaranty fund. For ICE Clear Europe, if a futures and options clearing member’s deposits are depleted and a default occurs, then a $100 million contribution made by us to the ICE Clear Europe guaranty fund would be utilized after the available funds of the defaulting clearing member but before all other amounts within the guaranty fund. The $100 million is solely available in the event of an ICE Clear Europe futures and options clearing member default.
We have contributed $50 million to the ICE Clear Credit guaranty fund and $50 million to the ICE Clear Europe CDS guaranty fund. The first $25 million contributed to each of the ICE Clear Credit guaranty fund and ICE Clear Europe CDS guaranty fund will be utilized after the available funds of the defaulting CDS clearing member but before all other amounts within the guaranty funds. The additional $25 million contributed to each of the ICE Clear Credit guaranty fund and ICE Clear Europe CDS guaranty fund will be utilized pro-rata along with other non-defaulting CDS clearing members’ deposits in the respective guaranty funds. Subject to regulatory approval, ICE Clear Europe plans to move the total $50 million contribution to the CDS guaranty fund to be utilized after the available funds of the defaulting clearing member but before all other amounts within the guaranty fund.
As of December 31, 2015, original margin and guaranty fund cash deposits are as follows for the ICE Clearing Houses (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	Other ICE Clearing Houses	Total
Original margin	$28,454	$13,750	$3,882	$159	$46,245
Guaranty fund	2,589	2,011	311	13	4,924
Total	$31,043	$15,761	$4,193	$172	$51,169
As of December 31, 2014, original margin and guaranty fund cash deposits are as follows for the ICE Clearing Houses (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	Other ICE Clearing Houses	Total
Original margin	$23,291	$14,056	$4,285	$42	$41,674
Guaranty fund	3,048	2,408	290	38	5,784
Total	$26,339	$16,464	$4,575	$80	$47,458
We have recorded these cash deposits in the accompanying consolidated balance sheets as current assets with corresponding current liabilities to the clearing members of the relevant ICE Clearing House. All cash, securities and letters of credit are available only to meet the financial obligations of that clearing member to the relevant ICE Clearing House. ICE Clear Europe, ICE Clear Credit, ICE Clear U.S., ICE Clear Canada, ICE Clear Netherlands and ICE Clear Singapore are separate legal entities and are not subject to the liabilities of the other ICE Clearing Houses or the obligations of the members of the other ICE Clearing Houses. The amount of these cash deposits may fluctuate due to the types of margin collateral choices available to clearing members and the change in the amount of deposits required. As a result, these assets and corresponding liabilities may vary significantly over time. Except as noted below with respect to ICE Clear Credit, the majority of the cash held by the ICE Clearing Houses is secured in reverse repurchase agreements with primarily overnight maturities or direct investment in U.S. government securities. The remaining cash deposits at the ICE Clearing Houses are held in demand deposit accounts at large, highly rated financial institutions and directly in U.S. Treasury securities with original maturities of less than 12 months.
Of the $31.0 billion of ICE Clear Europe cash deposits as of December 31, 2015, which are primarily held in U.S. dollars, euros and pounds sterling, $25.0 billion relates to futures and options products and $6.0 billion relates to cleared OTC European CDS instruments. ICE Clear Europe offers a separate clearing platform, risk model and risk pool for futures and options products that is distinct from those associated with cleared OTC European CDS instruments.
Of the $31.0 billion of ICE Clear Europe cash deposits as of December 31, 2015, $22.6 billion represent funds invested under reverse repurchase agreements through third party investment and custody agents, with several different counterparty banks, some of which are also our clearing members and are large commercial financial institutions, and $8.2 billion represent funds invested directly in sovereign debt. Under these arrangements, ICE Clear Europe primarily purchases U.S. Treasury securities and certain sovereign debt obligations from the seven largest industrialized nations, and the various counterparties agree to repurchase the instruments on the set repurchase date at the set repurchase price, plus interest. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments and repurchase agreements.
ICE Clear Credit has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and has been authorized to establish and maintain a cash account at the Federal Reserve Bank of Chicago. Such account was opened on July 30, 2015. Of the $15.8 billion of ICE Clear Credit cash deposits as of December 31, 2015, $7.2 billion is held in the cash account at the Federal Reserve Bank of Chicago. An additional $5.7 billion represent funds invested under reverse repurchase agreements with several counterparty banks, which are all large commercial financial institutions. Under these arrangements, ICE Clear Credit purchases U.S. Treasury securities and other U.S. securities and the various counterparties agree to repurchase the instruments the following business day at a set price, plus interest. The remaining $2.9 billion in ICE Clear Credit cash deposits represent primarily euro cash in demand deposit accounts at large, highly-rated financial institutions.
In addition to the cash deposits for original margin and the guaranty fund, the ICE Clearing Houses have also received other assets from clearing members, which may include government obligations, certain agency and corporate debt, letters of credit or gold to mitigate credit risk. These assets are not reflected in the accompanying consolidated balance sheets as the risks and rewards of these assets remain with the clearing members unless the ICE Clearing Houses have sold or re-pledged the assets or in the event of a clearing member default, where the clearing member is no longer entitled to redeem the assets. Any income, gain or loss accrues to the clearing member. For certain non-cash deposits, the ICE Clearing Houses may impose discount or “haircut” rates to ensure adequate collateral levels to account for fluctuations in the market value of these deposits. As of December 31, 2015 and 2014, the assets pledged by the clearing members as original margin and guaranty fund deposits for each of the ICE Clearing Houses are detailed below (in millions):

	As of December 31, 2015				As of December 31, 2014
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	Other ICE Clearing Houses	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	Other ICE Clearing Houses
Original margin:
Government securities at face value	$21,690	$4,989	$8,161	$97	$18,284	$3,235	$6,972	$99
Letters of credit	—	—	—	381	—	—	—	4
Total	$21,690	$4,989	$8,161	$478	$18,284	$3,235	$6,972	$103
Guaranty fund:
Government securities at face value	$267	$229	$158	$61	$284	$424	$190	$15

13.	Commitments and Contingencies
Leases
We lease office space, equipment facilities and certain computer equipment under lease agreements that expire at various dates through 2028. Our leases typically contain terms which may include renewal options, rent escalations, rent holidays and leasehold improvement incentives. We had no capital leases as of December 31, 2015 and 2014. Rental expense under these leases, included in the accompanying consolidated statements of income in rent and occupancy and technology and communication expenses, totaled $60 million, $82 million and $47 million for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, future minimum lease payments under these non-cancelable operating agreements are as follows (in millions):

2016	$42
2017	95
2018	36
2019	32
2020	33
Thereafter	156
Total	$394
Redeemable Non-controlling Interest
As part of the ICE Endex purchase agreement, Gasunie has a put option to sell to us, and we have a call option to purchase from Gasunie, Gasunie’s entire 21% remaining ownership in ICE Endex at fair market value provided that the fair value falls between a stated cap and floor. Both the call and put option became exercisable on March 26, 2015 and they both expire on March 26, 2018. As part of the ICE Clear Netherlands acquisition (Note 3), ABN AMRO has a put option to sell to us, and we have a call option to purchase from ABN AMRO, ABN AMRO’s entire remaining 25% ownership in ICE Clear Netherlands at fair market value subject to a stated floor. Both the call and put option become exercisable after the third anniversary of the date of closing of the acquisition.

Since the likelihood of us acquiring both of the non-controlling interests in the future is probable, we have recorded the full redemption fair value of $35 million and $40 million as of December 31, 2015 and 2014, respectively, relating to ICE Endex and ICE Clear Netherlands as mezzanine equity and classified the related balance as “redeemable non-controlling interest” in the accompanying consolidated balance sheets and the proportionate share of profits was recorded as net income from continuing operations attributable to non-controlling interest in the consolidated statements of income. Changes in the redemption value of the non-controlling interest are recorded to the redeemable non-controlling interest balance in full as they occur.
Prior to the our acquisition of NYSE, NYSE completed the sale of a significant equity interest in NYSE Amex Options, one of our two U.S. options exchanges, to seven external investors. Under the terms of the sale, the external investors had the option to require us to repurchase a portion of the equity interest on an annual basis. Since the likelihood of us acquiring the non-controlling interest was probable, the full redemption fair value had been recorded as mezzanine equity and the related balance as “redeemable non-controlling interest” in the consolidated balance sheets and the proportionate share of profits was recorded as net income from continuing operations attributable to non-controlling interest in the consolidated statements of income. In July 2014 we repurchased 16% of the interest held by the seven external investors for $129 million in cash, and in June 2015 we repurchased the remaining 16% of the interest for $128 million in cash. Effective from July 1, 2015, all of the profits from NYSE Amex Options are retained by us as we now own 100% of NYSE Amex Options.
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
On August 26, 2015, the court issued an opinion and order granting the defendants’ motions to dismiss and dismissing the second amended complaint in its entirety with prejudice. The court held that the plaintiffs had failed to sufficiently state a claim against the defendants under Sections 10(b) and 6(b) of the Exchange Act, and additionally that some of the claims against the exchanges were barred by the doctrine of self-regulatory organization immunity. On September 24, 2015, the plaintiffs filed a notice of appeal of the dismissal of the lawsuit. Briefing in the appeal is expected to occur during the first half of 2016.
In May 2014, three purported class action lawsuits were filed in the Southern District by Harold Lanier against the securities exchanges that are participants in each of the three national market system data distribution plans - the Consolidated Tape Association/Consolidated Quotation Plan, the Nasdaq UTP Plan, and the Options Price Reporting Authority, or the Plans, - which are established under the Exchange Act and regulated by the SEC. On August 15, 2014, Lanier filed amended complaints in each of the three lawsuits but did not alter the named defendants. New York Stock Exchange LLC, NYSE Arca, Inc. and NYSE MKT LLC, which are our subsidiaries, are among the defendants named in one or more of the suits. Lanier is claiming to sue on behalf of himself and all other similarly situated subscribers to the market data disseminated by the Plans. Lanier’s allegations include that the exchange participants in the Plans breached agreements with subscribers by disseminating market data in a discriminatory manner in that other “preferred” customers allegedly received their data faster than the proposed class. The complaints seek, among other relief, unspecified compensatory damages, restitution of the putative class’s subscription fees paid to the defendants, disgorgement of the fees paid by the so-called preferred customers, and injunctive and declaratory relief. On September 29, 2014, the defendants moved to dismiss the amended complaint. On April 28, 2015, the court issued an opinion and order granting the motion and dismissing the three lawsuits with prejudice. The court determined that the claims were preempted by a “comprehensive federal regulatory scheme”, and that in any event Lanier had failed to state a claim for breach of contract. On May 20, 2015, Lanier filed notices of appeal of the dismissal of the lawsuits. Briefing in the appeals is complete and oral argument is scheduled to occur on March 3, 2016.
One of our subsidiaries, NYSE Brazil Holdings, B.V., or NYSE BV, was a party to an arbitration proceeding initiated by an arbitration demand dated June 4, 2014 in Brazil, filed by ATG Americas Trading Group, S.A. and ATS Brasil S.A., or ATG/ATS, which we refer to as the ATG/ATS arbitration proceeding. NYSE BV and ATG Americas Trading Group, S.A. own 20% and 80%, respectively, of the equity in ATS Brasil S.A., a company with a prospective cash equity trading platform in Brazil, which is not yet operational. ATG/ATS alleged NYSE BV breached certain obligations and asserted damages. On June 3, 2015, the arbitration panel granted a request by ATG/ATS to add NYSE Holdings LLC as a party to the arbitration, but denied its request to add any other alleged NYSE BV affiliates. In August 2015, NYSE BV and ATG/ATS settled the dispute and the arbitration panel terminated the arbitration proceeding. NYSE Holdings LLC was also released from any potential liability to ATG/ATS, although it never accepted the jurisdiction of the arbitration panel or formally appeared in the proceeding. The settlement expense for the ATG/ATS arbitration proceeding is recorded in other expense for the year ended December 31, 2015 in the accompanying consolidated statement of income.
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
Defined Benefit Pension Plan
We have a pension plan covering certain of our U.S. operations. The pension plan was assumed in the NYSE acquisition. The benefit accrual for the pension plan is frozen. Retirement benefits are derived from a formula, which is based on length of service and compensation. Based on this calculation, we may contribute to our pension plan to the extent such contributions may be deducted for income tax purposes. During the years ended December 31, 2015 and 2014, we contributed $10 million and $51 million, respectively, to our pension plan. Our practice is to fund our frozen defined benefit pension plan each year at the level above the minimum required contribution but within tax deductible limits. Based on actuarial projections, we estimate that a contribution of $10 million during the year ended December 31, 2016 will allow us to meet our funding goal. However, the actual contribution is contingent on the actual plan performance relative to assumptions.
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
We base our investment policy and objectives on a review of the actuarial and funding characteristics of the retirement plan, the demographic profile of plan participants, and our business and financial characteristics. Capital market risk/return opportunities and tradeoffs also are considered as part of the determination. The primary investment objective of our plan is to achieve a long-term rate of return that meets the actuarial funding requirements of the plan and maintain an asset level sufficient to meet all benefit obligations of the plan. The target allocations for the U.S. plan assets are 65 percent equity securities and 35 percent U.S. fixed income securities. Equity securities primarily include investments in large-cap and small-cap companies primarily located in the U.S., which include corporate bonds of companies from diversified industries and U.S. treasuries. Based on the valuation techniques described in Note 15, the fair values of our pension plan assets as of December 31, 2015, by asset category, are as follows (in millions):

	Fair Value Measurements
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$11	$—	$—	$11
Equity securities:
U.S. large-cap	—	244	—	244
U.S. small-cap	—	69	—	69
International	—	128	—	128
Fixed income securities	128	83	3	214
Total	$139	$524	$3	$666
The fair values of our pension plan assets as of December 31, 2014, by asset category, are as follows (in millions):

	Fair Value Measurements
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$31	$—	$3	$34
Equity securities:
U.S. large-cap	150	76	—	226
U.S. small-cap	69	38	—	107
International	85	51	—	136
Fixed income securities	121	94	—	215
Total	$456	$259	$3	$718
The measurement dates for the pension plan are December 31, 2015 and 2014. The following table provides a summary of the changes in the pension plan's benefit obligations and the fair value of assets as of December 31, 2015 and 2014 and a statement of funded status of the pension plan as of December 31, 2015 and 2014 (in millions):

	As of December 31,
	2015	2014
Asset Category
Change in benefit obligation:
Benefit obligation at beginning of year	$916	$837
Interest cost	34	37
Actuarial (gain) loss	(38)	146
Plan settlements	—	(55)
Benefits paid	(51)	(49)
Benefit obligation at year end	$861	$916
Change in plan assets:
Fair value of plan assets at beginning of year	$718	$735
Actual return (loss) on plan assets	(11)	36
Contributions	10	51
Plan settlements	—	(55)
Benefits paid	(51)	(49)
Fair value of plan assets at end of year	$666	$718
Funded status	$(195)	$(198)
Accumulated benefit obligation	$861	$916
Amounts recognized in the accompanying consolidated balance sheets:
Accrued employee benefits	$(195)	$(198)
The components of the pension plan expense (benefit) in the accompanying consolidated statements of income are set forth below for the years ended December 31, 2015 and 2014 and for the period from November 13, 2013 to December 31, 2013 (in millions):

	Year Ended December 31,		Period from November 13, 2013 to December 31, 2013
	2015	2014
Interest cost	$34	$37	$5
Estimated return on plan assets	(46)	(47)	(6)
Amortization of loss	2	—	—
Settlement loss	—	4	—
Aggregate pension expense (benefit)	$(10)	$(6)	$(1)
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
The following table shows the projected payments for the pension plan based on actuarial assumptions (in millions):

2016	$50
2017	50
2018	49
2019	49
2020	49
Next 5 years	246
Supplemental Executive Retirement Plan
We have a U.S. nonqualified supplemental executive retirement plan, or SERP, which provides supplemental retirement benefits for certain employees. The future benefit accrual of the SERP plan is frozen. To provide for the future payments of these benefits, we have purchased insurance on the lives of certain of the participants through company-owned policies. As of December 31, 2015 and 2014, the cash surrender value of such policies was $51 million and $54 million, respectively, and is included in other non-current assets in the accompanying consolidated balance sheets. The following table provides a summary of the changes in the SERP benefit obligations (in millions):

	As of December 31,
	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$73	$73
Interest cost	2	3
Actuarial (gain) loss	(3)	8
Benefits paid	(11)	(11)
Benefit obligation at year end	$61	$73
Funded status	$(61)	$(73)
Amounts recognized in the accompanying consolidated balance sheets:
Other current liabilities	$(9)	$(11)
Accrued employee benefits	(52)	(62)
SERP plan expense in the accompanying consolidated statements of income was $2 million and $3 million for the years ended December 31, 2015 and 2014, respectively, and primarily consisting of interest cost. The following table shows the projected payments for the SERP plan based on the actuarial assumptions (in millions):

Projected SERP Plan Payments
2016	$9
2017	8
2018	7
2019	5
2020	5
Next 5 years	19
Pension and SERP Plans Assumptions
The weighted average assumptions used to develop the actuarial present value of the projected benefit obligation and net periodic pension/SERP costs for years ended December 31, 2015 and 2014 and for the period from November 13, 2013 to December 31, 2013 are set forth below:

	Year Ended December 31,		Period from November 13, 2013 to December 31, 2013
	2015	2014
Discount rate (pension/SERP plans)	4.0%/3.4%	3.8%/3.2%	4.6%/3.8%
Expected long-term rate of return on plan assets (pension/SERP plans)	6.5%/N/A	6.5%/N/A	6.5%/N/A
Rate of compensation increase	N/A	N/A	N/A
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
In the fourth quarter of 2015, we changed the method we use to estimate the interest component of net periodic benefit cost for pension and other postretirement benefits. This change compared to the previous method will result in a decrease in the interest component of pension cost in 2016. Historically, we estimated the interest cost component utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We have elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We have made this change to provide a more precise measurement of interest cost by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of our total benefit obligations or our annual net periodic benefit cost as the change in the interest costs is completely offset in the actuarial (gain) loss reported. We have accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly have accounted for it prospectively. We do not anticipate this change having a material impact on future period results.
Post-retirement Benefit Plans
Our defined benefit plans provide certain health care and life insurance benefits for certain eligible retired NYSE U.S. employees. These post-retirement benefit plans, which may be modified in accordance with their terms, are fully frozen. The net periodic post-retirement benefit costs were $8 million, $9 million and $1 million for the years ended December 31, 2015 and 2014 and for the period from November 13, 2013 to December 31, 2013, respectively. The defined benefit plans are unfunded and we currently do not expect to fund the post-retirement benefit plans. The weighted average discount rate as of December 31, 2015 and 2014 is 4.1% and 3.8%, respectively. The following table shows the actuarial determined benefit obligation, interest costs, employee contributions, actuarial (gain) loss, benefits paid during the period and the accrued employee benefits (in millions):

	As of December 31,
	2015	2014
Benefit obligation at the end of year	$224	$239
Interest cost	8	8
Actuarial (gain) loss	(12)	35
Employee contributions	3	3
Benefits paid	(14)	(16)
Amounts recognized in the accompanying consolidated balance sheets:
Other current liabilities	$(12)	$(12)
Accrued employee benefits	$(212)	$(227)
The following table shows the payments projected for our post-retirement benefit plans (net of expected Medicare subsidy receipts of $12 million in aggregate over the next ten fiscal years) based on actuarial assumptions (in millions):

2016	$13
2017	13
2018	13
2019	13
2020	13
Next 5 years	68
For measurement purposes, we assumed an 7.6% annual rate of increase in the per capita cost of covered health care benefits in 2015 which will decrease on a graduated basis to 4.5% in the year 2029 and thereafter. The following table shows the effect of a one-percentage-point increase and decrease in assumed health care cost trend rates (in millions):

Assumed Health Care Cost Trend Rate	1% Increase	1% Decrease
Effect of post-retirement benefit obligation	$29	$(24)
Effect on total of service and interest cost components	1	(1)

Accumulated Other Comprehensive Loss
The accumulated other comprehensive loss, after tax, as of December 31, 2015, consisted of the following amounts that have not yet been recognized in net periodic benefit cost (in millions):

	Pension Plans	SERP Plans	Post-retirement Benefit Plans	Total
Unrecognized net actuarial losses, after tax	$102	$3	$14	$119
The amount of prior actuarial loss included in accumulated other comprehensive income related to the pension, SERP and postretirement plans as of December 31, 2015, which are expected to be recognized in net periodic benefit cost in the coming year, is estimated to be (in millions):

	Pension Plans	SERP Plans	Post-retirement Benefit Plans	Total
Loss recognition	$(1)	$—	$—	$(1)
Other Benefit Plans and Defined Contribution Plans
The employees of our historical ICE U.S.-based subsidiaries are eligible to participate in a 401(k) and Profit Sharing Plan, or the 401(k) Plan. We offer a match of 100% of the first 6% of the eligible employee’s compensation contributed to the 401(k) Plan, subject to plan and statutory limits. Total matching contributions under our 401(k) Plan were $7 million, $5 million and $4 million for the years ended December 31, 2015, 2014 and 2013, respectively. No discretionary or profit sharing contributions were made during the years ended December 31, 2015, 2014 or 2013.
Our historical ICE U.K.-based subsidiaries have a defined contribution pension plan for eligible employees. We contribute a percentage of the employee’s base salary to the plan each month and employees are also able to make additional voluntary contributions, subject to plan and statutory limits. Our contribution ranges from 10% to 20% of the employee’s base salary. Total contributions made by us for the years ended December 31, 2015, 2014 and 2013 were $5 million, $4 million and $3 million, respectively, related to the historical ICE U.K. defined contribution pension plan.
Under NYSE's defined contribution plans, most NYSE's employees contribute a portion of their salary within legal limits. Our U.S. operations match an amount equal to 100% of the first 6% of eligible contributions. The U.K. operations contribute an equivalent of 7% of the employee's salary for all employees who are active in the savings plan. Total contributions made by us for the years ended December 31, 2015 and 2014 and for the period from November 13, 2013 to December 31, 2013 were $9 million, $20 million and $2 million, respectively, related to the NYSE's defined contribution plans. The U.S. operations also provide benefits under a Supplemental Executive Savings Plan, or SESP, to which eligible employees may contribute. SESP employee contributions were $2 million and $2 million for the year ended December 31, 2014 and for the period from November 13, 2013 to December 31, 2013, respectively (there were no contributions for the year ended December 31, 2015). Included in accrued employee benefits payable was $11 million and $13 million as of December 31, 2015, and 2014, respectively, relating to the SESP plan.
Interactive Data's U.S. employees are eligible to participate in a 401(k) Plan, or the Plan, which allows all employees to make contributions of a specified percentage of their compensation. We offer a match up to 4.5% of the employee’s eligible pay if the employee contributes at least 6% of their eligible pay, subject to statutory limits. The Plan additionally allows certain employees to contribute amounts above the specified percentage, which are not subject to any employer match. Interactive Data's U.K. employees are eligible for an Interactive Data defined contribution plan that matches employee contributions depending on hire date and age band up to a maximum amount.

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

In general, we use Level 1 inputs to determine fair value. The Level 1 assets consist of U.S. Treasury securities, equity and other securities listed in active markets, and investments in publicly traded mutual funds held for the purpose of providing future payments of the SERP and SESP plans. Financial assets and liabilities recorded in the accompanying consolidated balance sheets as of December 31, 2015 and 2014 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. Financial instruments measured at fair value on a recurring basis as of December 31, 2015 are as follows (in millions):

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Long-term investment in equity securities	$299	$—	$—	$299
U.S. Treasury securities	449	—	—	449
Mutual Funds	29	—	—	29
Total assets at fair value	$777	$—	$—	$777
Financial instruments measured at fair value on a recurring basis as of December 31, 2014 are as follows (in millions):

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Long-term investment in equity securities	$379	$—	$—	$379
U.S. Treasury securities	374	—	—	374
Mutual Funds	27	—	—	27
Total assets at fair value	$780	$—	$—	$780
As of December 31, 2015, the fair value of our $1.24 billion 2020 Senior Notes were $1.25 billion, the fair value of our $1.24 billion 2025 Senior Notes were $1.26 billion, the fair value of our $597 million 2018 Senior Notes were $605 million, the fair value of our $789 million 2023 Senior notes were $838 million, and the fair value of our $852 million NYSE USD Notes were $854 million. The fair values of these fixed rate notes were estimated using quoted market prices for these instruments. The fair value of our other short-term and long-term debt approximates the carrying value since the rates of interest on the debt approximate market rates as of December 31, 2015. All other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.
The long-term investment in equity securities as of December 31, 2015 and 2014 represents our 12% investment in Cetip, recorded at its fair value using its quoted market price (Note 5). The mutual funds represent equity and fixed income mutual funds held for the purpose of providing future payments to the SERP and SESP (Note 14). As of December 31, 2015 and 2014, we are holding $449 million and $374 million in U.S. Treasury securities, respectively, all of which had maturities of less than one year from the date of purchase (Note 5).
We did not use Level 2 and 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014. We measure certain assets, such as intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of December 31, 2015 and 2014, none of these assets were required to be recorded at fair value since no impairment indicators were present.
Cost and equity method investments were $116 million and $53 million as of December 31, 2015 and 2014, respectively, and are classified as other non-current assets in the accompanying consolidated balance sheets. The increase in the cost and equity method investments during the year ended December 31, 2015 is primarily due to our $60 million additional investment in OCC.
We own a 40% interest in OCC through a direct investment by NYSE which we record as an equity method investment. OCC serves as a clearing house for securities options, security futures, commodity futures and options on futures traded on various independent exchanges. OCC clears securities options traded on NYSE Arca and NYSE MKT, along with other non-affiliated exchanges, and is regulated by the SEC as a registered clearing agency and by the CFTC as a derivatives clearing organization. Under equity method accounting, we will subsequently adjust the carrying value of our OCC investment on our balance sheet by recognizing our pro-rata share of the earnings or losses of OCC, with a corresponding adjustment in our statement of income to other income, after eliminating any intra-entity income or expenses. The share of OCC's earnings that we will recognize is calculated based on our 40% ownership of OCC's net income. Also, if OCC issues cash dividends to us in the future, we will deduct the amount of these dividends from the carrying amount of our investment.
OCC adopted a new capital plan during the first quarter of 2015, which raised $150 million in equity capital from OCC's shareholders, including $60 million contributed by us. Pursuant to the terms of the capital plan, in exchange for the contributions of equity capital from its shareholders, OCC is required, subject to determination by its board of directors and compliance with legal requirements, to pay an annual dividend to its shareholders, on a pro rata basis, equal to the after-tax income of OCC, in excess of the amount required to maintain its target capital requirement and satisfy other capital requirements, and after refunds to its clearing members equal to 50% of distributable earnings before tax.
Subsequent to our investment of the $60 million, aggrieved parties petitioned the SEC to review its approval, by delegated authority, of the capital plan. As a result of such petition, the SEC's approval of the capital plan was automatically stayed and OCC halted further implementation of the capital plan pending further SEC action. In September 2015, the SEC lifted the stay. During the fourth quarter of 2015, the OCC capital plan was implemented.
Historically, OCC declared a refund to its clearing members each year that resulted in minimal profit for OCC. However, based on a new capital plan designed to comply with proposed new regulatory capital standards, OCC declared in December 2014 a reduced refund for 2014. Based on the OCC net income for the year ended December 31, 2014, we increased the carrying value of our OCC investment by $26 million, and recorded other income of $25 million during the fourth quarter of 2014. In addition, we eliminated intra-entity transaction-based expenses paid to OCC of $1 million for the year ended December 31, 2014. We recorded the increase in our equity investment during the fourth quarter of 2014, versus throughout 2014, because we were not able to determine what the OCC refund for 2014 was going to be until the new capital plan was formalized during the fourth quarter of 2014 and the 2014 fee refund was declared. During the year ended December 31, 2015, we increased the carrying value of our investment in OCC and recorded other income of $7 million ratably throughout the year for our pro-rata share of OCC's earnings. We also reduced our carrying value of our investment in OCC by $7 million during the year ended December 31, 2015, based on the OCC dividend that was declared in December 2015.
In addition, under the OCC capital plan, the OCC shareholders will contribute up to $200 million in additional equity capital if certain capital thresholds are breached, including up to $80 million to be contributed by us. The OCC shareholders would receive Class C stock in exchange for any additional capital contribution. No dividends or other remuneration would be paid to OCC shareholders holding Class C stock. Unless and until such $200 million capital contribution is repaid to the shareholders, OCC would be prohibited from declaring any dividends and paying refunds to its clearing members.

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

17.	Condensed Consolidating Financial Statements

In connection with our acquisition of NYSE, Intercontinental Exchange, Inc., or ICE, and NYSE Holdings LLC, or NYSE Holdings, established various guarantees to protect against structural subordination of each entities’ existing indebtedness. NYSE Holdings is our wholly-owned subsidiary and fully and unconditionally guarantees, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of our Amended Credit Facility, Commercial Paper Program and our senior notes. Similarly, ICE fully and unconditionally guarantees, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of the NYSE USD Notes. The guarantees will remain in place until each applicable debt obligation has been satisfied.

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

Intercontinental Exchange, Inc.
Condensed Consolidating Balance Sheets
As of December 31, 2015
(in millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$1	$—	$626	$—	$627
Intercompany receivable	3,176	—	—	(3,176)	—
Margin deposits and guaranty funds	—	—	51,169	—	51,169
Notes receivable from affiliate, current	—	705	77	(782)	—
Other current assets	5	—	1,512	—	1,517
Total current assets	3,182	705	53,384	(3,958)	53,313
Property and equipment, net	—	—	1,037	—	1,037
Other non-current assets:
Goodwill and other intangible assets, net	—	—	22,837	—	22,837
Investment in subsidiaries	21,120	9,840	—	(30,960)	—
Notes receivable from affiliate, non-current	—	3,128	3,370	(6,498)	—
Other non-current assets	20	10	770	—	800
Total other non-current assets	21,140	12,978	26,977	(37,458)	23,637
Total assets	$24,322	$13,683	$81,398	$(41,416)	$77,987

Current liabilities:
Short-term debt	$2,591	$—	$—	$—	$2,591
Margin deposits and guaranty funds	—	—	51,169	—	51,169
Intercompany payable	—	1,784	1,392	(3,176)	—
Notes payable to affiliates, current	358	—	424	(782)	—
Other current liabilities	36	—	947	—	983
Total current liabilities	2,985	1,784	53,932	(3,958)	54,743
Non-current liabilities:
Long-term debt	3,865	852	—	—	4,717
Notes payable to affiliates, non-current	2,629	741	3,128	(6,498)	—
Other non-current liabilities	35	—	3,617	—	3,652
Total non-current liabilities	6,529	1,593	6,745	(6,498)	8,369
Total liabilities	9,514	3,377	60,677	(10,456)	63,112
Redeemable non-controlling interest	—	—	35	—	35

Equity:
Total shareholders' equity	14,808	10,306	20,654	(30,960)	14,808
Non-controlling interest in consolidated subsidiaries	—	—	32	—	32
Total equity	14,808	10,306	20,686	(30,960)	14,840
Total liabilities and equity	$24,322	$13,683	$81,398	$(41,416)	$77,987

Intercontinental Exchange, Inc.
Condensed Consolidating Balance Sheets
As of December 31, 2014
(in millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$6	$5	$641	$—	$652
Intercompany receivable	2,793	—	529	(3,322)	—
Margin deposits and guaranty funds	—	—	47,458	—	47,458
Notes receivable from affiliate, current	—	313	31	(344)	—
Other current assets	60	1,173	949	(60)	2,122
Total current assets	2,859	1,491	49,608	(3,726)	50,232
Property and equipment, net	—	—	874	—	874
Other non-current assets:
Goodwill and other intangible assets, net	—	—	16,315	—	16,315
Investment in subsidiaries	13,682	9,572	—	(23,254)	—
Notes receivable from affiliate, non-current	—	2,790	1,516	(4,306)	—
Other non-current assets	13	11	809	—	833
Total other non-current assets	13,695	12,373	18,640	(27,560)	17,148
Total assets	$16,554	$13,864	$69,122	$(31,286)	$68,254

Current liabilities:
Short-term debt	$905	$1,137	$—	$—	$2,042
Margin deposits and guaranty funds	—	—	47,458	—	47,458
Intercompany payable	—	1,933	1,389	(3,322)	—
Notes payable to affiliates, current	344	—	—	(344)	—
Other current liabilities	30	—	966	(60)	936
Total current liabilities	1,279	3,070	49,813	(3,726)	50,436
Non-current liabilities:
Long-term debt	1,382	853	—	—	2,235
Notes payable to affiliates, non-current	1,516	—	2,790	(4,306)	—
Other non-current liabilities	17	—	3,009	—	3,026
Total non-current liabilities	2,915	853	5,799	(4,306)	5,261
Total liabilities	4,194	3,923	55,612	(8,032)	55,697
Redeemable non-controlling interest	—	—	165	—	165

Equity:
Total shareholders' equity	12,360	9,941	13,313	(23,254)	12,360
Non-controlling interest in consolidated subsidiaries	—	—	32	—	32
Total equity	12,360	9,941	13,345	(23,254)	12,392
Total liabilities and equity	$16,554	$13,864	$69,122	$(31,286)	$68,254

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Year Ended December 31, 2015
(in millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing fees, net	$—	$—	$3,228	$—	$3,228
Data services fees	—	—	871	—	871
Listing fees and other revenues	—	—	583	—	583
Total revenues	—	—	4,682	—	4,682
Transaction-based expenses	—	—	1,344	—	1,344
Total revenues, less transaction-based expenses	—	—	3,338	—	3,338
Operating expenses:
Compensation and benefits	1	—	610	—	611
Technology and communication	—	—	203	—	203
Acquisition-related transaction and integration costs	12	—	76	—	88
Selling, general, administrative and other	1	—	311	—	312
Depreciation and amortization	—	—	374	—	374
Total operating expenses	14	—	1,574	—	1,588
Operating income (loss)	(14)	—	1,764	—	1,750
Total other expense, net	(44)	(23)	(30)	—	(97)
Income (loss) from continuing operations before income taxes	(58)	(23)	1,734	—	1,653
Income tax expense (benefit)	—	—	358	—	358
Equity earnings from subsidiaries	1,332	417	—	(1,749)	—
Net income	$1,274	$394	$1,376	$(1,749)	$1,295
Net income attributable to non-controlling interest	—	—	(21)	—	(21)
Net income attributable to ICE	$1,274	$394	$1,355	$(1,749)	1,274

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Comprehensive Income
Year Ended December 31, 2015
(in millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income	$1,274	$394	$1,376	$(1,749)	$1,295
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	(58)	—	(58)
Change in fair value of available-for-sale securities	—	—	(81)	—	(81)
Comprehensive income from equity method investment	—	—	2	—	2
Employee benefit plan adjustments	—	—	(5)	—	(5)
Total other comprehensive loss	—	—	(142)	—	(142)
Comprehensive loss of subsidiaries	(142)	(18)	—	160	—
Comprehensive income	1,132	376	1,234	(1,589)	1,153
Comprehensive income attributable to non-controlling interests	—	—	(21)	—	(21)
Comprehensive income attributable to ICE	$1,132	$376	$1,213	$(1,589)	$1,132

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Year Ended December 31, 2014
(in millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing fees, net	$—	$—	$3,144	$—	$3,144
Data services fees	—	—	691	—	691
Listing fees and other revenues	—	—	517	—	517
Total revenues	—	—	4,352	—	4,352
Transaction-based expenses	—	—	1,260	—	1,260
Total revenues, less transaction-based expenses	—	—	3,092	—	3,092
Operating expenses:
Compensation and benefits	1	—	591	—	592
Technology and communication	—	—	188	—	188
Acquisition-related transaction and integration costs	—	12	117	—	129
Selling, general, administrative and other	1	—	401	—	402
Depreciation and amortization	—	—	333	—	333
Total operating expenses	2	12	1,630	—	1,644
Operating income (loss)	(2)	(12)	1,462	—	1,448
Total other income (expense), net	(17)	(45)	21	—	(41)
Income (loss) from continuing operations before income taxes	(19)	(57)	1,483	—	1,407
Income tax expense (benefit)	(2)	—	404	—	402
Equity earnings from subsidiaries	998	535	—	(1,533)	—
Income (loss) from continuing operations	981	478	1,079	(1,533)	1,005
Income from discontinued operations, net of tax	—	—	11	—	11
Net income	$981	$478	$1,090	$(1,533)	$1,016
Net income attributable to non-controlling interest	—	—	(35)	—	(35)
Net income attributable to ICE	$981	$478	$1,055	$(1,533)	$981

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Comprehensive Income
Year Ended December 31, 2014
(in millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income	$981	$478	$1,090	$(1,533)	$1,016
Other comprehensive income (loss):
Foreign currency translation adjustments	—	1	(131)	—	(130)
Change in fair value of net investment hedge	—	—	21	—	21
Change in fair value of available-for-sale securities	—	—	55	—	55
Employee benefit plan adjustments	—	—	(117)	—	(117)
Total other comprehensive income (loss)	—	1	(172)	—	(171)
Comprehensive income of subsidiaries	1,362	185	—	(1,547)	—
Comprehensive income	2,343	664	918	(3,080)	845
Comprehensive income attributable to non-controlling interests	—	—	(35)	—	(35)
Comprehensive income attributable to ICE	$2,343	$664	$883	$(3,080)	$810

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Year Ended December 31, 2013
(in millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing fees, net	$—	$—	$1,393	$—	$1,393
Data services fees	—	—	246	—	246
Listing fees and other revenues	—	—	91	—	91
Total revenues	—	—	1,730	—	1,730
Transaction-based expenses	—	—	132	—	132
Total revenues, less transaction-based expenses	—	—	1,598	—	1,598
Operating expenses:
Compensation and benefits	—	—	302	—	302
Technology and communication	—	—	63	—	63
Acquisition-related transaction and integration costs	—	—	143	—	143
Selling, general, administrative and other	—	—	144	—	144
Depreciation and amortization	—	—	156	—	156
Total operating expenses	—	—	808	—	808
Operating income	—	—	790	—	790
Total other expense, net	(11)	(3)	(272)	—	(286)
Income (loss) from continuing operations before income taxes	(11)	(3)	518	—	504
Income tax expense (benefit)	(4)	—	188	—	184
Equity earnings from subsidiaries	261	(17)	—	(244)	—
Income (loss) from continuing operations	254	(20)	330	(244)	320
Loss from discontinued operations, net of tax	—	—	(50)	—	(50)
Net income (loss)	$254	$(20)	$280	$(244)	$270
Net income attributable to non-controlling interest	—	—	(16)	—	(16)
Net income (loss) attributable to ICE	$254	$(20)	$264	$(244)	$254

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Comprehensive Income
Year Ended December 31, 2013
(in millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income (loss)	$254	$(20)	$280	$(244)	$270
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	70	—	70
Change in fair value of net investment hedge	—	(19)	—	—	(19)
Change in fair value of available-for-sale securities	—	—	(67)	—	(67)
Reclassifications of losses realized on available-for-sale securities to other expense	—	—	190	—	190
Employee benefit plan adjustments	—	—	3	—	3
Total other comprehensive income (loss)	—	(19)	196	—	177
Comprehensive income of subsidiaries	411	310	—	(721)	—
Comprehensive income	665	271	476	(965)	447
Comprehensive income attributable to non-controlling interests	—	—	(16)	—	(16)
Comprehensive income attributable to ICE	$665	$271	$460	$(965)	$431

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2015
(in millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net cash provided by operating activities from continuing operations	$(162)	$77	$1,518	$(122)	$1,311
Investing activities:
Increase in restricted cash	5	—	(299)	—	(294)
Cash paid for acquisitions, net of cash acquired	(3,751)	—	—	—	(3,751)
Loans to subsidiaries	(383)	(730)	(1,371)	2,484	—
Additional capital contribution to equity method investee	—	—	(60)	—	(60)
Proceeds from term deposits, net	—	1,084	—	—	1,084
Capital expenditures and capitalized software development costs	—	—	(277)	—	(277)
Net cash used in investing activities from continuing operations	(4,129)	354	(2,007)	2,484	(3,298)
Financing activities:
Proceeds from debt facilities and commercial paper, net	4,158	—	—	—	4,158
Repayments of debt facilities	—	(1,028)	—	—	(1,028)
Intercompany borrowing	1,127	592	765	(2,484)	—
Dividends to shareholders	(331)	—	—	—	(331)
Intercompany dividends	—	—	(122)	122	—
Purchase of subsidiary shares from non-controlling interest	—	—	(128)	—	(128)
Repurchases of common stock	(660)	—	—	—	(660)
Other financing activities	(8)	—	(27)	—	(35)
Net cash provided by financing activities from continuing operations	4,286	(436)	488	(2,362)	1,976
Effect of exchange rates on cash and cash equivalents	—	—	(14)	—	(14)
Net decrease in cash and cash equivalents	(5)	(5)	(15)	—	(25)
Cash and cash equivalents, beginning of year	6	5	641	—	652
Cash and cash equivalents, end of year	$1	$—	$626	$—	$627

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2014
(in millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net cash provided by operating activities from continuing operations	$(350)	$4,651	$(2,399)	$(439)	$1,463
Investing activities:
Increase in restricted cash	—	—	(161)	—	(161)
Cash paid for acquisitions, net of cash acquired	—	—	(577)	—	(577)
Loans to subsidiaries	—	(3,103)	(950)	4,053	—
Proceeds from IPO and sale of Euronext and sale of NYSE Technologies	—	—	2,274	—	2,274
Purchases of term deposits, net	—	(1,304)	54	—	(1,250)
Capital expenditures and capitalized software development costs	—	—	(250)	—	(250)
Net cash used in investing activities from continuing operations	—	(4,407)	390	4,053	36
Financing activities:
Repayments of debt facilities and commercial paper, net	(174)	—	(378)	—	(552)
Intercompany borrowing	1,502	(239)	2,790	(4,053)	—
Dividends to shareholders	(299)	—	—	—	(299)
Intercompany dividends	—	—	(439)	439	—
Purchase of subsidiary shares from non-controlling interest	—	—	(129)	—	(129)
Repurchases of common stock	(645)	—	—	—	(645)
Other financing activities	(30)	—	(18)	—	(48)
Net cash used in financing activities from continuing operations	354	(239)	1,826	(3,614)	(1,673)
Cash and cash equivalents from discontinued operations	—	—	(114)	—	(114)
Effect of exchange rates on cash and cash equivalents	—	—	(21)	—	(21)
Net increase (decrease) in cash and cash equivalents	4	5	(318)	—	(309)
Cash and cash equivalents, beginning of year	2	—	959	—	961
Cash and cash equivalents, end of year	$6	$5	$641	$—	$652

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2013
(in millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net cash provided by operating activities from continuing operations	$65	$111	$820	$(282)	$714
Investing activities:
Increase in restricted cash	—	—	(75)	—	(75)
Cash paid for acquisitions, net of cash acquired	(2,742)	—	501	—	(2,241)
Loans to subsidiaries	—	—	(597)	597	—
Purchases of available for sale investments, net	—	—	(26)	—	(26)
Capital expenditures and capitalized software development costs	—	—	(179)	—	(179)
Net cash used in investing activities from continuing operations	(2,742)	—	(376)	597	(2,521)
Financing activities:
Proceeds from debt facilities and commercial paper, net	2,473	—	1,360	—	3,833
Repayments of debt facilities	(13)	(350)	(2,101)	—	(2,464)
Intercompany borrowing	358	239	—	(597)	—
Dividends to shareholders	(75)	—	—	—	(75)
Intercompany dividends	—	—	(282)	282	—
Purchase of subsidiary shares from non-recurring interest	—	—	(40)	—	(40)
Other financing activities	(64)	—	(71)	—	(135)
Net cash provided by financing activities from continuing operations	2,679	(111)	(1,134)	(315)	1,119
Cash and cash equivalents from discontinued operations	—	—	19	—	19
Effect of exchange rates on cash and cash equivalents	—	—	18	—	18
Net increase (decrease) in cash and cash equivalents	2	—	(653)	—	(651)
Cash and cash equivalents, beginning of year	—	—	1,612	—	1,612
Cash and cash equivalents, end of year	$2	$—	$959	$—	$961

18.	Geographical Information

The following represents our revenues, less transaction-based expenses, net assets and net property and equipment based on the geographic location (in millions):

	United States	Foreign Countries	Total
Revenues, less transaction-based expenses:
Year ended December 31, 2015	$1,971	$1,367	$3,338
Year ended December 31, 2014	$1,859	$1,233	$3,092
Year ended December 31, 2013	$842	$756	$1,598
Net assets:
As of December 31, 2015	$7,915	$6,960	$14,875
As of December 31, 2014	$5,437	$7,120	$12,557
Property and equipment, net:
As of December 31, 2015	$888	$149	$1,037
As of December 31, 2014	$734	$140	$874
The foreign countries category above primarily relates to the U.K. and to a lesser extent, continental Europe, Israel, Canada and Singapore. No customers accounted for more than 10% of our consolidated revenues, less transaction-based expenses, for the years ended December 31, 2015, 2014 and 2013.

19.	Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the years ended December 31, 2015, 2014 and 2013 (in millions, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Income from continuing operations	$1,295	$1,005	$320
Net income from continuing operations attributable to non-controlling interest	(21)	(35)	(16)
Net income from continuing operations attributable to ICE	1,274	970	304
Net income (loss) from discontinued operations attributable to ICE	—	11	(50)
Net income attributable to ICE	$1,274	$981	$254

Basic earnings (loss) per share attributable to ICE common shareholders:
Continuing operations	$11.45	$8.50	$3.88
Discontinued operations	—	0.10	(0.64)
Basic earnings per share	$11.45	$8.60	$3.24
Basic weighted average common shares outstanding	111	114	78

Diluted earnings (loss) per share attributable to ICE common shareholders:
Continuing operations	$11.39	$8.46	$3.84
Discontinued operations	—	0.09	(0.63)
Diluted earnings per share	$11.39	$8.55	$3.21
Diluted weighted average common shares outstanding	112	115	79

Basic weighted average common shares outstanding	111	114	78
Effect of dilutive securities - stock options and restricted stock	1	1	1
Diluted weighted average common shares outstanding	112	115	79
Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. The weighted average common shares outstanding increased for the year ended December 31, 2014, over the prior year period, primarily due to stock issued for the NYSE acquisition, partially offset by stock repurchases, and then decreased for the year ended December 31, 2015 due to stock repurchases, partially offset by stock issued for the Interactive Data and Trayport acquisitions. We issued 42.4 million shares of our common stock to NYSE stockholders, 6.5 million shares of our common stock to Interactive Data stockholders and 2.5 million shares of our common stock to Trayport stockholders, weighted to show these additional shares outstanding for periods after the respective acquisition dates (Note 3). Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. During the years ended December 31, 2015 and 2014, 167,000 and 155,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect. There were no outstanding stock options for the year ended December 31, 2013 with an antidilutive effect. As of December 31, 2015 and 2014, there were 45,000 and 88,000 restricted stock units, respectively, that were vested but have not been issued that are included in the computation of basic and diluted earnings per share. Certain figures in the table above may not recalculate due to rounding.

20.Quarterly Financial Data (Unaudited)
The following table has been prepared from our financial records and reflects all adjustments that are necessary for a fair presentation of the results of operations for the interim periods presented (in millions, except per share amounts):

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Year Ended December 31, 2015(a)
Revenues, less transaction-based expenses	$850	$797	$816	$875
Operating income	462	430	440	418
Net income attributable to Intercontinental Exchange, Inc.	315	283	306	370
Earnings per common share(c):
Basic - Continuing operations	$2.81	$2.55	$2.77	$3.31
Diluted - Continuing operations	$2.80	$2.54	$2.76	$3.29

Year Ended December 31, 2014
Revenues, less transaction-based expenses	$797	$750	$745	$800
Operating income	391	327	330	400
Income from continuing operations less income attributable to non-controlling interest	248	218	216	288
Income (loss) from discontinued operations(b)	13	8	(10)	—
Net income attributable to Intercontinental Exchange, Inc.	261	226	206	288
Earnings (loss) per common share(c):
Basic - Continuing operations	$2.16	$1.89	$1.90	$2.56
Basic - Discontinued operations(b)	0.12	0.07	(0.09)	—
Basic	$2.28	$1.96	$1.81	$2.56
Diluted - Continuing operations	$2.15	$1.88	$1.89	$2.54
Diluted - Discontinued operations(b)	0.12	0.07	(0.09)	—
Diluted	$2.27	$1.95	$1.80	$2.54

(a)	We acquired Interactive Data on December 14, 2015 and Trayport on December 11, 2015 and have included their results with our consolidated results above effective from the acquisition date (Note 3).

(b)	The results of Euronext and NYSE Technologies have been presented above as discontinued operations through the date of their dispositions during the year ended December 31, 2014 (Note 16).

(c)
The annual earnings per common share may not equal the sum of the individual quarter’s earnings per common share due to rounding, and, during the year ended December 31, 2015, due to the 6.5 million and 2.5 million shares of our common stock issued to Interactive Data and Trayport stockholders, respectively, in connection with our acquisitions, weighted to show these additional shares outstanding for the period from the acquisition dates to December 31, 2015.

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
(b)  Management’s Annual Report on Internal Control over Financial Reporting and the Attestation Report of the Independent Registered Public Accounting Firm.    Management’s report on its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 and the attestation report of Ernst & Young LLP on our internal control over financial reporting are set forth in Part II, Item 8 of this Annual Report.
(c)  Changes in Internal Controls over Financial Reporting.    Except as described below, there were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As a result, no corrective actions were taken. During the quarter ended December 31, 2015, we acquired Interactive Data and are in the process of integrating the acquired business into our overall internal control over financial reporting process. As permitted under applicable regulations, we have excluded Interactive Data from the assessment of internal control over financial reporting as of December 31, 2015.

ITEM 9    (B).    OTHER INFORMATION
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our Board of Directors set forth under the caption “Item 1 — Election of Directors — Nominees for Election as Directors at the 2016 Annual Meeting” in our Proxy Statement for our 2016 Annual Meeting of Stockholders (“2016 Proxy Statement”) is incorporated herein by reference. Information relating to our executive officers is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth below under the caption “Executive Officers.” Information regarding compliance by our directors and executive officers and owners of more than ten percent of our Common Stock with the reporting requirements of Section 16(a) of the Exchange Act (Item 405 of Regulation S-K), set forth under the caption “Section 16(a) of the Securities Exchange Act Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement is incorporated herein by reference. Information relating to our financial expert serving on our Audit Committee (Item 407(d)(5) of Regulation S-K), our Nominating and Corporate Governance Committee (Item 407(c)(3) of Regulation S-K), and our Audit Committee (Item 407(d)(4) of Regulation S-K) is set forth under the caption “Meetings and Committees of the Board of Directors” in our 2016 Proxy Statement and is incorporated herein by reference.
Executive Officers
Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is information regarding our executive officers:

Name	Age	Title
Jeffrey C. Sprecher	60	Chairman of the Board and Chief Executive Officer
Charles A. Vice	52	President and Chief Operating Officer
Scott A. Hill	48	Chief Financial Officer
David S. Goone	55	Chief Strategy Officer
Johnathan H. Short	50	General Counsel and Corporate Secretary
Thomas W. Farley	40	President of NYSE
Mary L. Brienza	60	Chief Executive Officer and Chief Regulatory Officer of NYSE Regulation

Jeffrey C. Sprecher.    Mr. Sprecher has been a director and our Chief Executive Officer since our inception and has served as Chairman of our Board of Directors since November 2002. As our Chief Executive Officer, he is responsible for our strategic direction, operational and financial performance. Mr. Sprecher acquired Continental Power Exchange (CPEX), our predecessor company, in 1997. Prior to acquiring CPEX, Mr. Sprecher held a number of positions, including President, over a fourteen-year period with Western Power Group, Inc., a developer, owner and operator of large central-station power plants. While with Western Power, he was responsible for a number of significant financings. Mr. Sprecher holds a B.S. degree in Chemical Engineering from the University of Wisconsin and an MBA from Pepperdine University.
Charles A. Vice.    Mr. Vice has served as Chief Operating Officer since July 2001 and President since October 2005. As President and Chief Operating Officer, Mr. Vice works with the executive management team in setting corporate objectives and strategies and has day-to-day responsibility for technology, operations, cyber security, and product development. For over 25 years, he has been a leader in the application of information technology in the energy and financial services industries. Prior to the founding of ICE in 2000, Mr. Vice was a Director at CPEX, an electronic market for trading electric power. Before joining the CPEX startup in 1994, he was a Principal at Energy Management Associates, where he provided consulting services to the electric power and natural gas industries. Mr. Vice earned a BS degree in Mechanical Engineering from the University of Alabama and an MBA from the Owen Graduate School of Management at Vanderbilt University. He serves on the Board of Visitors at the Owen School and the Leadership Board of the University of Alabama College of Engineering where he is a Distinguished Engineering Fellow. He resides in Atlanta, GA.
Scott A. Hill.    Mr. Hill has served as Chief Financial Officer since May 2007. As our Chief Financial Officer, he is responsible for overseeing all aspects of our finance and accounting functions, including treasury, tax, cash management and investor relations. In addition, Mr. Hill oversees ICE’s global clearing operations. Prior to joining us, Mr. Hill spent 16 years as an international finance executive for IBM. He oversaw IBM’s worldwide financial forecasts and measurements from 2006 through 2007, working alongside the Chief Financial Officer of IBM and with all of the company’s global business units. Prior to that, Mr. Hill was Vice President and Controller of IBM’s Japan multi-billion dollar business operation from 2003 through 2005. Mr. Hill earned his BBA in Finance from the University of Texas at Austin and his MBA from New York University.
David S. Goone.    Mr. Goone has served as Chief Strategy Officer since March 2001. He is responsible for all aspects of ICE's product line, including futures products and capabilities for ICE's electronic platform. Mr. Goone sits on the ICE Benchmark Administration Board of Directors as well as the Oversight Committee. Additionally, Mr. Goone joined the Board of Directors at Cetip following our 2011 investment in the Brazilian clearing house; where he is currently the Vice-Chairman. Further, he serves on the BRIX Board of Directors, a Brazilian energy market in which ICE is a partner. Mr. Goone represents ICE on industry boards including the Options Clearing Corporation, National Futures Association and the Depository Trust & Clearing Corporation. He is also a member of the Commodity Futures Trading Commission Global Markets Advisory Committee. Prior to joining us, Mr. Goone served as the Managing Director and Head of Product Development and Sales at the Chicago Mercantile Exchange where he worked for nine years. From 1989 through 1992, Mr. Goone was Vice President at Indosuez Carr Futures, where he developed institutional and corporate business. Prior to joining Indosuez, Mr. Goone worked at Chase Manhattan Bank, where he developed and managed their exchange-traded foreign currency options operation at the Chicago Mercantile Exchange. Mr. Goone holds a B.S. degree in Accountancy from the University of Illinois at Urbana-Champaign.
Johnathan H. Short.    Mr. Short has served as General Counsel and Corporate Secretary since June 2004. In his role as General Counsel, he is responsible for managing our legal, regulatory and government affairs. As Corporate Secretary, he is also responsible for a variety of our corporate governance matters. Prior to joining us, Mr. Short was a partner at McKenna Long & Aldridge LLP, a national law firm. Mr. Short practiced in the corporate law group of McKenna, Long & Aldridge (and its predecessor firm, Long Aldridge & Norman LLP) from November 1994 until he joined us in June 2004. From April 1991 until October 1994, he practiced in the commercial litigation department of Long Aldridge & Norman LLP. Mr. Short holds a J.D. degree from the University of Florida, College of Law, and a B.S. in Accounting from the University of Florida, Fisher School of Accounting.
Thomas W. Farley.    Mr. Farley has served as President of the NYSE since May 2014. He joined the NYSE as Chief Operating Officer following the closing of the NYSE Euronext acquisition in November 2013. Prior to this role, Mr. Farley served as our Senior Vice President of Financial Markets from June 2012 to November 2013 where he oversaw the development of initiatives within our OTC financial markets. Mr. Farley joined Intercontinental Exchange, Inc. in February 2007 as President of ICE Futures U.S., a position that he held until June 2012. From July 2006 to January 2007, Mr. Farley was President of SunGard Kiodex, a risk management technology provider to the commodity derivatives markets. From October 2000 to July 2006, Mr. Farley served as Kiodex’s Chief Financial Officer and he also served as Kiodex’s Chief Operating Officer from January 2003 to July 2006. Prior to Kiodex, Mr. Farley held positions in investment banking and private equity. Mr. Farley holds a B.A. in Political Science from Georgetown University and is a Chartered Financial Analyst.
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
Code of Ethics
We have adopted a Global Code of Business Conduct that applies to all of our employees, officers and directors. Our Global Code of Business Conduct meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer and Chief Financial Officer (who is the principal financial officer), as well as all other employees, as indicated above. Our Global Code of Business Conduct also meets the requirements of a code of ethics and business conduct under the New York Stock Exchange listing standards. Our Global Code of Business Conduct is available on our website at www.theice.com under the heading “About ICE,” “Investors” then “Governance.” We will also provide a copy of the Global Code of Business Conduct to stockholders at no charge upon written request.

ITEM 11.    EXECUTIVE COMPENSATION
Information relating to executive compensation set forth under the captions “Item 1 — Election of Directors — Non-Employee Directors Compensation”, “Compensation Discussion & Analysis”, "Compensation Committee Report", and “Compensation Committee Interlocks and Insider Participation” in our 2016 Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding ownership of our common stock by certain persons as set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2016 Proxy Statement is incorporated herein by reference. In addition, information in tabular form relating to securities authorized for issuance under our equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in this Annual Report and “Equity” and “Pension and Other Benefit Programs” as described in Notes 10 and 14 to our consolidated financial statements in this Annual Report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and transactions between our company and certain of our affiliates as set forth under the caption “Certain Relationships and Related Transactions” in our 2016 Proxy Statement is incorporated herein by reference. In addition, information regarding our directors’ independence (Item 407(a) of Regulation S-K) as set forth under the caption “Item 1 — Election of Directors — Nominees for Election as Directors at the 2016 Annual Meeting” in our 2016 Proxy Statement is incorporated herein by reference.

ITEM 14.     PRINCIPAL    ACCOUNTANT FEES AND SERVICES
Information regarding principal accountant fees and services of our independent registered public accounting firm, Ernst & Young LLP, is set forth under the caption “Information About the Company’s Independent Registered Public Accounting Firm Fees and Services” in our 2016 Proxy Statement and is incorporated herein by reference.

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
Our consolidated financial statements and the related reports of management and our independent registered public accounting firm which are required to be filed as part of this Report are included in this Annual Report on Form 10-K. These consolidated financial statements are as follows:

•	Consolidated Balance Sheets as of December 31, 2015 and 2014.

•	Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013.

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013.

•	Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Income (Loss) and Redeemable Non-Controlling Interest for the years ended December 31, 2015, 2014 and 2013.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013.

•	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules
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

Intercontinental Exchange, Inc. (Registrant)

Date: February 4, 2016	By:	/s/ Jeffrey C. Sprecher
Jeffrey C. Sprecher
Chief Executive Officer
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey C. Sprecher and Scott A. Hill, and each of them his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report for the calendar year ended December 31, 2015 and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the date indicated.

Signatures	Title	Date
/s/ Jeffrey C. Sprecher	Chairman of the Board and Chief	February 4, 2016
Jeffrey C. Sprecher	Executive Officer (principal executive officer)

/s/ Scott A. Hill	Chief Financial Officer (principal financial officer)	February 4, 2016
Scott A. Hill

/s/ Dean S. Mathison	Chief Accounting Officer and Corporate Controller (principal accounting officer)	February 4, 2016
Dean S. Mathison

/s/ Charles R. Crisp	Director	February 4, 2016
Charles R. Crisp

/s/ Jean-Marc Forneri	Director	February 4, 2016
Jean-Marc Forneri

/s/ Fredrick W. Hatfield	Director	February 4, 2016
Fredrick W. Hatfield

/s/ Lord Hague of Richmond	Director	February 4, 2016
The Rt. Hon. the Lord Hague of Richmond

Signatures	Title	Date
/s/ Terrence F. Martell	Director	February 4, 2016
Terrence F. Martell

/s/ Sir Callum McCarthy	Director	February 4, 2016
Sir Callum McCarthy

/s/ Sir Robert Reid	Director	February 4, 2016
Sir Robert Reid

/s/ Frederic V. Salerno	Director	February 4, 2016
Frederic V. Salerno

/s/ Judith A. Sprieser	Director	February 4, 2016
Judith A. Sprieser

/s/ Vincent Tese	Director	February 4, 2016
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

2.3	—
Agreement and Plan of Merger by and among Intercontinental Exchange, Inc., Red Merger Sub Inc., Ineractive Data Holdings Corporation, and Igloo Manager Co-Invest, LLC, solely in its capacity as Interactive Data stockholders' and optionholders' agent and attorney-in-fact, dated October 26, 2015 (incorporated by referenced to Exhibit 2.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on October 28, 2015, File No. 001-36198).

3.1	—
Second Amended and Restated Certificate of Incorporation of Intercontinental Exchange, Inc., dated May 22, 2015 (incorporated by reference to Exhibit 3.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 27, 2015, File No. 001-36198).

3.2	—
Fifth Amended and Restated Bylaws of Intercontinental Exchange, Inc., dated May 22, 2015 (incorporated by reference to Exhibit 3.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 27, 2015, File No. 001-36198).

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
Indenture dated as of November 24, 2015 among Intercontinental Exchange, Inc., as issuer, NYSE Holdings LLC, as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on November 24, 2015, File No. 001-36198).

4.9	—
First Supplemental Indenture dated as of November 24, 2015 among Intercontinental Exchange, Inc., as issuer,
NYSE Holdings LLC, as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on November 24, 2013, File No. 001-36198).

4.10	—
Form of 2.75% Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on November 24, 2015, File No. 001-36198).

4.11	—
Form of 3.75% Senior Notes due 2025 (incorporated by reference to Exhibit 4.4 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on November 24, 2013, File No. 001-36198).

4.12	—
Form of Guaranty of NYSE Holdings LLC (incorporated by reference to Exhibit 4.5 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on November 24, 2015, File No. 001-36198).

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

10.6	—
Form of Employment Agreement between Intercontinental Exchange Holdings, Inc. and the other U.S. officers (incorporated by reference to Exhibit 10.6 to Intercontinental Exchange Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on February 24, 2012, File No. 001-32671).

10.7	—
Intercontinental Exchange Holdings, Inc. 2000 Stock Option Plan, as amended effective December 31, 2008 (incorporated by reference to Exhibit 10.6 to Intercontinental Exchange Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 11, 2009, File No. 001-32671).

10.8	—
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

10.10	—
Intercontinental Exchange Holdings, Inc. 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Intercontinental Exchange Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2009, File No. 001-32671).

10.11	—
Intercontinental Exchange Holdings, Inc. 2013 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange Holdings, Inc.’s Registration Statement on Form S-8, filed with the SEC on May 24, 2013, File No. 333-188815).

10.12	—
Intercontinental Exchange Holdings, Inc. 2013 Omnibus Non-Employee Director Incentive Plan (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange Holdings, Inc.’s Registration Statement on Form S-8, filed with the SEC on May 24, 2013, File No. 333-188815).

10.13	—
NYSE Amended and Restated Omnibus Incentive Plan (as amended and restated effective October 27, 2010) (incorporated by reference to Exhibit 10.33 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-33392).

10.14	—
NYSE Euronext 2006 Stock Incentive Plan (as amended and restated effective October 27, 2010) (incorporated by reference to Exhibit 10.19 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-33392).

10.15	—
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

10.16	—
Patent License Agreement, dated as of March 29, 2002, between eSpeed, Inc. and Intercontinental Exchange Holdings, Inc. (incorporated by reference to Exhibit 10.16 to Intercontinental Exchange Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on June 6, 2005, File No. 333-123500).

10.17	—
License Agreement For Index-Related Derivative Products dated as of June 15, 2007 between Intercontinental Exchange Holdings, Inc. and Frank Russell Company (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on June 20, 2007, File No. 001-32671).*

10.18	—
Amendment No. 2 to License Agreement for Index-Related Derivative Products between Frank-Russell Company and Intercontinental Exchange Holdings, Inc., dated as of March 14, 2011 (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on March 15, 2011, File No. 001-32671).*

10.19	—
Contribution and Asset Transfer Agreement, dated as of May 11, 2000, by and between IntercontinentalExchange, LLC, Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.31 to Intercontinental Exchange Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on October 25, 2005, File No. 333-123500).

10.20	—
First Amendment to Contribution and Asset Transfer Agreement, dated as of May 17, 2000, by and among IntercontinentalExchange, LLC, Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.32 to Intercontinental Exchange Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on October 25, 2005, File No. 333-123500).

10.21	—
Second Amendment to Contribution and Asset Transfer Agreement, dated as of October 24, 2005, by and among Intercontinental Exchange Holdings, Inc., Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.33 to Intercontinental Exchange Holdings, Inc.'s Registration Statement on Form S-1 filed with the SEC on October 25, 2005, File No. 333-123500).

10.22	—
Intercontinental Exchange Holdings, Inc. Amended and Restated 1999 Stock Option/Stock Issuance Plan (formerly the Creditex Group Inc. Amended and Restated 1999 Stock Option/Stock Issuance Plan) (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on September 2, 2008, File No. 333-153299).

10.23	—
Share Purchase Agreement dated as of July 13, 2011 between ICE Overseas Limited and Fundo de Investimento em Participacoes - Advent de Participacoes for the Advent shares (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on July 14, 2011, File No. 001-32671).

10.24	—
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

10.25	—
Aircraft Time Sharing Agreement dated as of February 6, 2012 between Intercontinental Exchange Holdings, Inc. and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.37 to Intercontinental Exchange Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 8, 2012, File No. 001-32671).

10.26	—
Aircraft Time Sharing Agreement dated as of February 6, 2012 between Intercontinental Exchange Holdings, Inc. and Charles A. Vice (incorporated by reference to Exhibit 10.38 to Intercontinental Exchange Holdings, Inc.'s Annual Report on Form 10-K filed with the SEC on February 8, 2012, File No. 001-32671).

10.27	—
Amended and Restated Employment Agreement, dated as of March 26, 2012, between Duncan L. Niederauer and NYSE Euronext (incorporated by reference to Exhibit 10.1 to NYSE Euronext's Current Report on Form 8-K filed with the SEC on March 27, 2012 File No. 001-33392).

10.28	—
Amendment to the Amended and Restated Employment Agreement, dated as of February 10, 2014, between Duncan L. Niederauer, NYSE Holdings LLC and Intercontinental Exchange, Inc. (incorporated by reference to Exhibit 10.53 to Intercontinental Exchange, Inc's Annual Report on Form 10-K filed with the SEC on February 14, 2014, File No.001-36198).

10.29	—
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

10.30	—
First Amendment to Credit Agreement dated as of May 15, 2015 amending Credit Agreement originally dated April 3, 2014 among Intercontinental Exchange, Inc. (formerly known as IntercontinentalExchange Group, Inc.) and ICE Europe Parent Limited, as borrowers, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swingline lender, Bank of America N.A., as syndication agent, and each of the lenders party thereto for an aggregate $3.0 billion five-year senior unsecured revolving credit facility (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 19, 2015, File No. 001-36198).

10.31	—
Second Amendment to Credit Agreement dated as of November 9, 2015 among Intercontinental Exchange, Inc. and ICE Europe Parent Limited, as borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated April 3, 2014 (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015) among Intercontinental Exchange, Inc. and ICE Europe Parent Limited, as borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on November 13, 2015, File No. 001-36198).

10.32	—
Third Amendment to Credit Agreement dated as of November 13, 2015 among Intercontinental Exchange, Inc. and ICE Europe Parent Limited, as borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014 (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015 and the Second Amendment to Credit Agreement, dated as of November 9, 2015) among Intercontinental Exchange, Inc. and ICE Europe Parent Limited, as borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, (incorporated by reference to Exhibit 10.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on November 13, 2015, File No. 001-36198).

10.33	—
Credit Agreement dated as of November 13, 2015 among Intercontinental Exchange, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and each of the lenders party thereto for a 364 day revolving senior unsecured credit facility in the aggregate principal amount of $500 million (incorporated by reference to Exhibit 10.3 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on November 13, 2015, File No. 001-36198).

10.34	—
Underwriting Agreement dated as of June 19, 2014 among Euronext N.V., Intercontinental Exchange, Inc. and ICE Europe Parent Limited, and the Managers named therein (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on June 25, 2014).

10.35	—
Underwriting Agreement dated as of November 19, 2015 among Intercontinental Exchange, Inc., NYSE Holdings LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as representatives of the underwriters named therein (incorporated by reference to Exhibit 1.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on November 24, 2015, File No. 001-36198).

10.36	—
Underwriting Agreement dated December 16, 2015 among Intercontinental Exchange, Inc., Credit Suisse Securities (USA) LLC and certain parties listed therein (incorporated by reference to Exhibit 1.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on December 22, 2015, File No. 001-36198).

10.37	—
Stockholders and Registration Rights Agreement, dated December 14, 2015 by and among Intercontinental Exchange, Inc. and the Holders named therein (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on December 14, 2015, File No. 001-36198).

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
The following materials from Intercontinental Exchange, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Income (Loss) and Redeemable Non-Controlling Interest, (iv) the Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.**

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