Form 10-Q
period 2016-03-31
Intercontinental Exchange, Inc.
filed 2016-05-04
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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

(Do not check if a smaller company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☑
As of May 2, 2016, the number of shares of the registrant’s Common Stock outstanding was 119,045,641 shares.

INTERCONTINENTAL EXCHANGE, INC.
Form 10-Q
Quarterly Period Ended March 31, 2016
TABLE OF CONTENTS

PART I.	Financial Statements
Item 1	Consolidated Financial Statements (Unaudited):
	Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015	2
	Consolidated Statements of Income for the three months ended March 31, 2016 and 2015	4
	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015	5
	Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Loss and Redeemable Non-Controlling Interest for the three months ended March 31, 2016 and for the year ended December 31, 2015	6
	Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015	7
	Notes to Consolidated Financial Statements	8
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4	Controls and Procedures	45

PART II.	Other Information
Item 1	Legal Proceedings	45
Item 1A	Risk Factors	45
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3	Defaults Upon Senior Securities	46
Item 4	Mine Safety Disclosures	46
Item 5	Other Information	46
Item 6	Exhibits	46
SIGNATURES		47

PART I. Financial Statements
Item 1.    Consolidated Financial Statements (Unaudited)

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	As of	As of
	March 31, 2016	December 31, 2015
Assets:
Current assets:
Cash and cash equivalents	$468	$627
Short-term investments	25	29
Short-term restricted cash and investments	657	657
Customer accounts receivable, net of allowance for doubtful accounts of $1 and $2 at March 31, 2016 and December 31, 2015, respectively	941	700
Margin deposits and guaranty funds	52,329	51,169
Prepaid expenses and other current assets	134	131
Total current assets	54,554	53,313
Property and equipment, net	1,018	1,037
Other non-current assets:
Goodwill	12,104	12,079
Other intangible assets, net	10,630	10,758
Long-term restricted cash and investments	262	263
Long-term investments	352	299
Other non-current assets	240	238
Total other non-current assets	23,588	23,637
Total assets	$79,160	$77,987

Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$399	$398
Section 31 fees payable	97	116
Accrued salaries and benefits	107	215
Deferred revenue	429	98
Short-term debt	2,048	2,591
Margin deposits and guaranty funds	52,329	51,169
Other current liabilities	227	156
Total current liabilities	55,636	54,743
Non-current liabilities:
Non-current deferred tax liability, net	2,893	2,837
Long-term debt	4,718	4,717
Accrued employee benefits	470	478
Other non-current liabilities	329	337
Total non-current liabilities	8,410	8,369
Total liabilities	64,046	63,112
Commitments and contingencies
Redeemable non-controlling interest	34	35

Equity:
Intercontinental Exchange, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; no shares issued or outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value; 500 shares authorized; 126 shares issued at March 31, 2016 and December 31, 2015, and 119 shares outstanding at March 31, 2016 and December 31, 2015	1	1
Treasury stock, at cost; 7 shares at March 31, 2016 and December 31, 2015	(1,494)	(1,448)
Additional paid-in capital	12,334	12,295
Retained earnings	4,415	4,148
Accumulated other comprehensive loss	(208)	(188)
Total Intercontinental Exchange, Inc. shareholders’ equity	15,048	14,808
Non-controlling interest in consolidated subsidiaries	32	32
Total equity	15,080	14,840
Total liabilities and equity	$79,160	$77,987

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Transaction and clearing, net	$929	$836
Data services	477	200
Listings	103	101
Other revenues	45	43
Total revenues	1,554	1,180
Transaction-based expenses:
Section 31 fees	98	92
Cash liquidity payments, routing and clearing	302	238
Total revenues, less transaction-based expenses	1,154	850
Operating expenses:
Compensation and benefits	236	151
Technology and communication	92	51
Professional services	32	33
Rent and occupancy	18	16
Acquisition-related transaction and integration costs	27	19
Selling, general and administrative	22	29
Depreciation and amortization	143	89
Total operating expenses	570	388
Operating income	584	462
Other income (expense):
Interest expense	(46)	(23)
Other income, net	2	2
Other expense, net	(44)	(21)
Income before income tax expense	540	441
Income tax expense	163	118
Net income	$377	$323
Net income attributable to non-controlling interest	(8)	(8)
Net income attributable to Intercontinental Exchange, Inc.	$369	$315
Earnings per share attributable to Intercontinental Exchange, Inc. common shareholders:
Basic	$3.10	$2.81
Diluted	$3.08	$2.80
Weighted average common shares outstanding:
Basic	119	112
Diluted	120	112
Dividend per share	$0.85	$0.65

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$377	$323
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (expense) benefit of ($2) and $4 for the three months ended March 31, 2016 and 2015, respectively	(74)	(37)
Change in fair value of available-for-sale securities	54	(70)
Other comprehensive loss	(20)	(107)
Comprehensive income	$357	$216
Comprehensive income attributable to non-controlling interest	(8)	(8)
Comprehensive income attributable to Intercontinental Exchange, Inc.	$349	$208

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Loss
and Redeemable Non-Controlling Interest
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Shareholders' Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Value	Shares	Value
Balance, as of December 31, 2014	116	$1	(3)	$(743)	$9,938	$3,210	$(46)	$32	$12,392	$165
Other comprehensive loss	—	—	—	—	—	—	(142)	—	(142)	—
Stock consideration issued for acquisitions	9	—	—	—	2,197	—	—	—	2,197	—
Exercise of common stock options	—	—	—	—	19	—	—	—	19	—
Repurchases of common stock	—	—	(3)	(660)	—	—	—	—	(660)	—
Payments relating to treasury shares	—	—	(1)	(45)	—	—	—	—	(45)	—
Stock-based compensation	—	—	—	—	122	—	—	—	122	—
Issuance of restricted stock	1	—	—	—	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	19	—	—	—	19	—
Adjustment to redemption value	—	—	—	—	—	(5)	—	—	(5)	4
Distributions of profits	—	—	—	—	—	—	—	(16)	(16)	(11)
Dividends paid to shareholders	—	—	—	—	—	(331)	—	—	(331)	—
Purchase of subsidiary shares	—	—	—	—	—	—	—	—	—	(128)
Net income attributable to non-controlling interest	—	—	—	—	—	(21)	—	16	(5)	5
Net income	—	—	—	—	—	1,295	—	—	1,295	—
Balance, as of December 31, 2015	126	1	(7)	(1,448)	12,295	4,148	(188)	32	14,840	35
Other comprehensive loss	—	—	—	—	—	—	(20)	—	(20)	—
Exercise of common stock options	—	—	—	—	4	—	—	—	4	—
Payments relating to treasury shares	—	—	—	(46)	—	—	—	—	(46)	—
Stock-based compensation	—	—	—	—	35	—	—	—	35	—
Distributions of profits	—	—	—	—	—	—	—	(7)	(7)	(2)
Dividends paid to shareholders	—	—	—	—	—	(102)	—	—	(102)	—
Net income attributable to non-controlling interest	—	—	—	—	—	(8)	—	7	(1)	1
Net income	—	—	—	—	—	377	—	—	377	—
Balance, as of March 31, 2016	126	$1	(7)	$(1,494)	$12,334	$4,415	$(208)	$32	$15,080	$34

	As of	As of
	March 31, 2016	December 31, 2015
Accumulated other comprehensive loss was as follows:
Foreign currency translation adjustments	$(119)	$(45)
Fair value of available-for-sale securities	28	(26)
Comprehensive income from equity method investment	2	2
Employee benefit plans adjustments	(119)	(119)
Accumulated other comprehensive loss	$(208)	$(188)

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income	$377	$323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143	89
Stock-based compensation	29	24
Deferred taxes	30	(24)
Amortization of fair market value premium on NYSE Notes	—	(12)
Other	3	(15)
Changes in assets and liabilities:
Customer accounts receivable	(229)	(122)
Other current and non-current assets	(13)	(26)
Section 31 fees payable	(19)	(45)
Deferred revenue	338	312
Other current and non-current liabilities	(62)	(39)
Total adjustments	220	142
Net cash provided by operating activities	597	465

Investing activities:
Capital expenditures	(31)	(39)
Capitalized software development costs	(25)	(21)
Additional contribution to equity method investment	—	(60)
Decrease (increase) in restricted cash and investments	(3)	34
Net cash used in investing activities	(59)	(86)

Financing activities:
Proceeds from (repayments of) commercial paper, net	(543)	35
Dividends to shareholders	(102)	(73)
Repurchases of common stock	—	(196)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(47)	(36)
Distributions of profits to non-controlling interest	(9)	(15)
Other	4	17
Net cash used in financing activities	(697)	(268)
Effect of exchange rate changes on cash and cash equivalents	—	(11)
Net increase (decrease) in cash and cash equivalents	(159)	100
Cash and cash equivalents, beginning of period	627	652
Cash and cash equivalents, end of period	$468	$752

Supplemental cash flow disclosure:
Cash paid for income taxes	$56	$51
Cash paid for interest	$7	$2

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
Our exchanges include futures exchanges in the United States, or U.S., United Kingdom, or U.K., Continental Europe, Canada and Singapore and cash equities exchanges and equity options exchanges in the U.S. We also operate over-the-counter, or OTC, markets for physical energy and credit default swaps, or CDS, trade execution. To serve global derivatives markets, we operate central counterparty clearing houses in the U.S., U.K., Continental Europe, Canada and Singapore (Note 9). We offer a range of data and connectivity services to customers in global financial and commodity markets, including fixed income pricing and reference data, analytics and desktop offerings. Through our trading and clearing, in addition to our listings and data services, we provide our customers liquid markets, benchmark products, access to capital markets, information, and a range of related services to support their investing, trading, risk management and capital raising activities.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by us in accordance with U.S. generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2015. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in our opinion, necessary for a fair presentation of results for the interim periods presented. These adjustments are of a normal recurring nature.
Preparing financial statements requires us to make certain estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from these estimates. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
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
New and Recently Adopted Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. ASU 2016-01 provides updated guidance for the recognition, measurement, presentation, and disclosure of certain financial assets and liabilities, including the requirement that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 is effective for annual and interim reporting periods beginning after December 15, 2017. On the adoption of ASU 2016-01, changes in the fair value of our equity investment in Cetip, S.A., or Cetip, will no longer be reflected in accumulated other comprehensive income but will be recognized in net income. As of March 31, 2016, our investment in Cetip included an accumulated unrealized gain of $28 million (Note 10). During the three months ended March 31, 2016, the change in the fair value of the Cetip investment was an increase of $54 million. Once adopted, such fair value changes will be reported as other income (expense) under ASU 2016-01. We are currently evaluating this guidance to determine any additional potential impact on our consolidated financial statements upon adoption.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases, or ASU 2016-02. ASU 2016-02 requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating this guidance to determine the potential impact on our consolidated financial statements and whether we will adopt this guidance early.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. ASU 2016-09 provides updated guidance for the recognition, measurement, presentation, and disclosure of certain components of stock compensation. The guidance includes the recognition of all excess tax benefits/deficiencies in the statement of income and classification as operating activities within the statement of cash flows, as well as the option to account for forfeitures based on awards expected to vest or as they occur. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. We decided to adopt ASU 2016-09 early for the period ended March 31, 2016 on a prospective basis. As a result, we recorded an $11 million excess tax benefit within our consolidated statement of income for the three months ended March 31, 2016 (Note 8). No other terms of the adopted guidance resulted in any significant impact on our consolidated financial statements.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. For the three months ended March 31, 2015, we reclassified $24 million of transaction based expenses in transaction and clearing revenues, net to transaction based expenses for consistency of how we report our cash equities markets. The amounts reclassified to transaction based expenses relate to equity options markets. For the three months ended March 31, 2015, we also reclassified $13 million in connectivity fees from other revenues to data services revenues.

3.	Acquisitions
Interactive Data Acquisition
On December 14, 2015, we acquired 100% of Interactive Data Holdings Corporation, or Interactive Data, in a stock and cash transaction. The total purchase price was $5.6 billion comprised of cash consideration of $4.1 billion and 6.5 million shares of our common stock. The cash consideration was funded from $2.5 billion of net proceeds received on November 24, 2015 in connection with the offering of new senior notes and $1.6 billion of borrowing under our commercial paper program (Note 6). Interactive Data is a leading provider of financial market data, analytics and related trading solutions, serving the mutual fund, bank, asset management, hedge fund, securities and financial instrument processing and administration sectors.
The total purchase price was allocated to Interactive Data’s preliminary tangible and identifiable intangible assets and liabilities based on the estimated fair values of those assets as of December 14, 2015, as set forth below. The excess of the purchase price over the preliminary net tangible and identifiable intangible assets was recorded as goodwill. The adjusted preliminary purchase price allocation is as follows (in millions):

Cash and cash equivalents	$301
Goodwill	3,248
Identifiable intangible assets	2,883
Other assets and liabilities, net	273
Deferred tax liabilities on identifiable intangible assets	(1,071)
Total purchase price	$5,634

In performing the preliminary purchase price allocation, we considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of Interactive Data's business. We have not yet obtained all of the information related to the fair value of the acquired assets and liabilities related to the acquisition to finalize the purchase price allocation. However, during the first quarter of 2016, we adjusted the preliminary purchase price allocation based on updated fair value analyses of the Interactive Data tangible and intangible assets and liabilities. The fair value adjustments reflected in the tables above and below primarily result in an increase in data/databases intangible assets of $33 million, a decrease in trade name and trademarks intangible assets of $21 million, a decrease in customer relationships intangible assets of $17 million, a decrease in other assets and liabilities, net of $23 million, an increase in deferred tax liabilities on identifiable intangible assets of $20 million, and a corresponding increase to goodwill of $48 million. The income statement impact for 2015 relating to these fair value adjustments is not significant and has been recorded in the first quarter of 2016 in accordance with ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments.

The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of the identifiable intangible assets, income taxes (including uncertain tax positions), certain other tangible assets and liabilities and the allocation of goodwill to the various reporting units. The allocation of the purchase price will be finalized upon the completion of the analysis of the acquired assets and liabilities during the year ended December 31, 2016.

The following table sets forth the components of the preliminary intangible assets associated with the acquisition as of March 31, 2016 (in millions, except years):

Preliminary Intangible Assets	Acquisition-Date Preliminary Fair Value	Foreign Currency Translation	Accumulated Amortization	Net Book Value	Useful Life (Years)
Customer relationships	$2,452	$(26)	$(30)	$2,396	20 to 25
Developed technology	168	(2)	(7)	159	5 to 8
In-process research and development	129	—	—	129	N/A
Data/databases	109	(2)	(8)	99	4
Trade names and trademarks	12	—	(3)	9	2
Market data provider relationships	11	—	—	11	20
Non-compete agreements	2	—	—	2	1
Total	$2,883	$(30)	$(48)	$2,805
Trayport Acquisition
On December 11, 2015, we acquired 100% of Trayport in a stock transaction. The total purchase price was $620 million, comprised of 2.5 million shares of our common stock. Trayport is a software company that licenses its technology to serve exchanges, OTC brokers and traders to facilitate electronic and hybrid trade execution primarily in the energy markets.
The total purchase price was allocated to Trayport’s preliminary tangible and identifiable intangible assets and liabilities based on the estimated fair values of those assets as of December 11, 2015, as set forth below. The excess of the purchase price over the preliminary net tangible and identifiable intangible assets was recorded as goodwill. The preliminary purchase price allocation is as follows (in millions):

Goodwill	$389
Identifiable intangible assets	274
Other assets and liabilities, net	7
Deferred tax liabilities on identifiable intangible assets	(50)
Total purchase price	$620

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

The following table sets forth the components of the preliminary intangible assets associated with the acquisition as of March 31, 2016 (in millions, except years):

Preliminary Intangible Assets	Acquisition-Date Preliminary Fair Value	Foreign Currency Translation	Accumulated Amortization	Net Book Value	Useful Life (Years)
Customer relationships	$242	$(14)	$(3)	$225	20
Developed technology	14	(1)	(1)	12	3 to 5
Trade names and trademarks	18	(1)	—	17	Indefinite
Total	$274	$(16)	$(4)	$254
Pro Forma Information
The financial information in the table below summarizes the combined results of operations of us, Interactive Data and Trayport, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented. This pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information, including, without limitation, purchase accounting adjustments. The pro forma financial information does not reflect any synergies or operating cost reductions that have been and may be achieved from the combined operations. The pro forma financial information combines the historical results for us, Interactive Data and Trayport for the three months ended March 31, 2015 in the following table (in millions, except per share amounts).

Total revenues, less transaction-based expenses	$1,100
Operating income	518
Net income attributable to ICE	333
Earnings per common share:
Basic	$2.76
Diluted	$2.74
Pending Acquisition
In March 2016, we entered into a definitive agreement to acquire Standard & Poor’s Securities Evaluations, Inc., or SPSE, a provider of fixed income evaluated pricing, and Credit Market Analysis Limited, or CMA, a provider of independent data for the OTC markets from McGraw Hill Financial. When completed, the acquisition will enable us to offer customers new data and valuation services. Under the terms of the agreement, we can elect to satisfy our payment of the purchase price upon closing in either cash or shares of our common stock. The completion of the transaction is subject to regulatory approvals.

4.	Goodwill and Other Intangible Assets

The following is a summary of the activity in the goodwill balance for the three months ended March 31, 2016 (in millions):

Goodwill balance at December 31, 2015	$12,079
Foreign currency translation	(23)
Other activity, net	48
Goodwill balance at March 31, 2016	$12,104
The following is a summary of the activity in the other intangible assets balance for the three months ended March 31, 2016 (in millions):

Other intangible assets balance at December 31, 2015	$10,758
Foreign currency translation	(40)
Other activity, net	(6)
Amortization of other intangible assets	(82)
Other intangible assets balance at March 31, 2016	$10,630

The foreign currency translation adjustments in the tables above result from a portion of our goodwill and other intangible assets being held at our U.K., Continental European and Canadian subsidiaries, some of whose functional currencies are not the U.S. dollar. The changes in other activity, net in the tables above primarily relate to adjustments to the fair value of the net tangible and identifiable intangible assets and liabilities relating to the Interactive Data acquisition, with a corresponding charge to goodwill (Note 3). We did not recognize any impairment losses on goodwill or other intangible assets during the three months ended March 31, 2016 and 2015.

5.	Deferred Revenue

Deferred revenue represents cash received that is yet to be recognized as revenue. Total deferred revenue was $528 million as of March 31, 2016, including $429 million in current deferred revenue and $99 million in non-current deferred revenue. The changes in our deferred revenue during the three months ended March 31, 2016 are as follows (in millions):

	Annual Listings Revenue	Original Listings Revenues	Other Listings Revenues	Data Services and Other Revenues	Total
Deferred revenue balance at December 31, 2015	$—	$50	$59	$81	$190
Additions	363	6	24	143	536
Amortization	(91)	(3)	(9)	(95)	(198)
Deferred revenue balance at March 31, 2016	$272	$53	$74	$129	$528

6.	Debt

Our total debt, including short-term and long-term debt, consisted of the following as of March 31, 2016 and December 31, 2015 (in millions):

	As of March 31, 2016	As of December 31, 2015
Debt:
Commercial Paper	$2,048	$2,591
Short-term debt	2,048	2,591
NYSE USD Notes (2.00% senior unsecured notes due October 5, 2017)	852	852
2018 Senior Notes (2.50% senior unsecured notes due October 15, 2018)	597	597
2020 Senior Notes (2.75% senior unsecured notes due December 1, 2020)	1,239	1,239
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	789	789
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,241	1,240
Long-term debt	4,718	4,717
Total debt	$6,766	$7,308
Credit Facility
We have entered into a $3.0 billion senior unsecured revolving credit facility, or the Credit Facility, with a maturity date of November 13, 2020. The Credit Facility includes an option for us to propose an increase in the aggregate amount available for borrowing by up to $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. On November 13, 2015, we utilized this option to increase the amount of the Credit Facility to $3.4 billion. The commitments under the Credit Facility will automatically reduce to $2.95 billion on April 3, 2019. No amounts were outstanding under the Credit Facility as of March 31, 2016.
Of the $3.4 billion that is currently available for borrowing under the Credit Facility, $2.0 billion is required to back-stop the amount outstanding under our Commercial Paper Program as of March 31, 2016. The amount required to back-stop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $1.4 billion as of March 31, 2016 is available to us to use for working capital and general corporate purposes including, but not limited to, acting as a back-stop to the amounts outstanding under the Commercial Paper Program.
364 Day Facility
On November 13, 2015, we entered into a $500 million 364 day senior unsecured revolving credit facility, or the 364 Day Facility. The amounts available under the 364 Day Facility are available for use by us for working capital and general corporate purposes, but specifically excluding any use to back-stop amounts issued under the Commercial Paper Program. The commitments under the 364 Day Credit Facility will be automatically reduced to $375 million on May 13, 2016 and to $250 million on August 13, 2016. No amounts were outstanding under the 364 Day Facility as of March 31, 2016.
Commercial Paper Program
We have entered into a U.S. dollar commercial paper program, or the Commercial Paper Program. Our Commercial Paper Program is currently backed by the borrowing capacity available under the Credit Facility, equal to the amount of the commercial paper that is issued and outstanding at any given point in time. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (such as USD LIBOR). The fluctuation of these rates due to market conditions may impact our interest expense.

Commercial paper notes of $2.0 billion with original maturities ranging from 1 to 89 days were outstanding as of March 31, 2016 under our Commercial Paper Program. As of March 31, 2016, the weighted average interest rate on the $2.0 billion outstanding under our Commercial Paper Program was 0.54% per annum, with a weighted average maturity of 22 days. We repaid a portion of the amounts outstanding under the Commercial Paper Program during the three months ended March 31, 2016 using cash flows from operations and a portion of our unrestricted cash balances.
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
NYSE Notes
In connection with our acquisition on November 13, 2013 of NYSE Euronext, which we refer to as NYSE following the initial public offering and sale of Euronext in 2014, we assumed the outstanding NYSE debt instruments, which included $850 million of 2.00% senior unsecured fixed rate notes due in October 2017, or the NYSE USD Notes, and €920 million ($1.1 billion) of 5.375% senior unsecured fixed rate notes that were due in June 2015, or the NYSE EUR Notes, and together with the NYSE USD Notes, the NYSE Notes. On June 30, 2015, we repaid the NYSE EUR Notes using cash that had been set aside in July 2014 from the proceeds of the sale of Euronext.
During the three months ended March 31, 2015, the amortization of the increase in the fair value of the NYSE Notes that was recorded in connection with the NYSE acquisition purchase accounting was $12 million. No significant amortization expenses were recorded after the repayment of the NYSE EUR Notes.

7.	Equity
We currently sponsor employee and director stock option and restricted stock plans. Stock options and restricted stock are granted at the discretion of the compensation committee of the board of directors. All stock options and restricted stock awards are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options and restricted stock on the date of grant is recognized as expense over the vesting period, net of estimated forfeitures. The non-cash compensation expenses recognized in our consolidated statements of income for stock options and restricted stock were $29 million and $24 million for the three months ended March 31, 2016 and 2015, respectively.
Stock Option Plans
The following is a summary of stock options for the three months ended March 31, 2016:

	Number of Options	Weighted Average Exercise Price per Option
Outstanding at December 31, 2015	774,551	$159.66
Granted	150,323	250.07
Exercised	(28,098)	145.07
Outstanding at March 31, 2016	896,776	175.28

Details of stock options outstanding as of March 31, 2016 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Vested or expected to vest	896,776	$175.28	6.7	$56
Exercisable	596,892	$148.32	5.5	$52
The total intrinsic value of stock options exercised during the three months ended March 31, 2016 and 2015 were $3 million and $5 million, respectively. As of March 31, 2016, there were $13 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.1 years as the stock options vest.

We use the Black-Scholes option pricing model for purposes of valuing stock option awards. During the three months ended March 31, 2016 and 2015, we used the weighted-average assumptions in the table below to compute the value of all options for shares of common stock granted to employees:

	Three Months Ended March 31,
Assumptions:	2016	2015
Risk-free interest rate	1.51%	1.08%
Expected life in years	5.0	5.0
Expected volatility	24%	24%
Expected dividend yield	1.36%	1.25%
Estimated weighted-average fair value of options granted per share	$49.39	$40.94
The risk-free interest rate is based on the zero-coupon U.S. Treasury yield curve in effect at the time of grant. The expected life computation is derived from historical exercise patterns and anticipated future patterns. Expected volatilities are based on historical volatility of our stock.
Restricted Stock Plans
In January 2016, we reserved a maximum of 330,924 restricted shares for potential issuance as performance-based restricted shares to certain of our employees. The number of shares that will ultimately be granted under the performance awards will be based on our actual financial performance as compared to financial performance targets set by our board of directors and compensation committee for the year ending December 31, 2016. The maximum compensation expense to be recognized under these performance-based restricted shares is $80 million if the maximum financial performance target is met and all 330,924 shares vest. The compensation expense to be recognized under these performance-based restricted shares will be $39 million if the target financial performance is met, which would result in 165,462 shares vesting. These restricted shares are also subject to a market condition that could reduce the number of shares that are ultimately granted. We will recognize expense on an accelerated basis over the three-year vesting period based on our quarterly assessment of the probable 2016 actual financial performance as compared to the 2016 financial performance targets. As of March 31, 2016, we determined that it is probable that the financial performance level will be at target for 2016. Based on this assessment, we recorded non-cash compensation expense of $5 million for the three months ended March 31, 2016, related to these shares and the remaining $34 million in non-cash compensation expense will be recorded on an accelerated basis over the remaining vesting period, including $19 million of which will be recorded over the remainder of 2016.
The following is a summary of the non-vested restricted shares for the three months ended March 31, 2016:

	Number of Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share
Non-vested at December 31, 2015	1,254,235	$199.44
Granted	536,784	247.57
Vested	(412,048)	184.66
Forfeited	(19,020)	223.31
Non-vested at March 31, 2016	1,359,951	223.04
Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance-based shares have been adjusted to reflect the actual shares to be issued based on the achievement of past performance targets. Non-vested performance-based restricted shares granted are presented in the table above at the maximum number of restricted shares that would vest if the maximum performance targets are met. As of March 31, 2016, there were $195 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted-average period of 1.8 years as the restricted stock vests. These unrecognized compensation costs assume that a target performance level will be met on the performance-based restricted shares granted in January 2016. During the three months ended March 31, 2016 and 2015, the total fair value of restricted stock vested under all restricted stock plans was $103 million and $80 million, respectively.
Stock Repurchase Program
During 2015, our stock repurchases were completed under stock repurchase plans authorized by our board of directors. In connection with our acquisition of Interactive Data during the fourth quarter of 2015, we suspended our stock repurchase plan and that plan has now expired. We did not repurchase any of our outstanding common stock during the three months ended March 31, 2016. The timing and extent of future repurchases, if any, that are not made pursuant to a Rule 10b5-1 trading plan will be at our discretion and will depend upon many conditions. Our management and board of directors periodically review whether or not to be active in repurchasing our stock. In making a determination regarding any stock repurchases, we consider multiple factors. The factors may include: overall stock market conditions, our common stock price movements, the remaining amount authorized for repurchases by our board of directors, the potential impact of a stock repurchase program on our corporate debt ratings, our expected free cash flow and working capital needs, our current and future planned strategic growth initiatives, and other potential uses of our cash and capital resources.

8.	Income Taxes
Our effective tax rate was 30% and 27% for the three months ended March 31, 2016 and 2015, respectively. The effective tax rates for the three months ended March 31, 2016 and 2015 were lower than the federal statutory rate primarily due to favorable foreign income tax rate differentials, partially offset by state income taxes. The favorable foreign income tax rate differential results primarily from lower tax rates in the U.K. The effective tax rate for the three months ended March 31, 2016 is higher than the effective tax rate for the comparable period in 2015 primarily due to a mix of foreign versus U.S. based income and an increase to deferred income taxes in the current year, partially offset by the tax benefit from the early adoption of ASU 2016-09 (Note 2).
Our non-U.S. subsidiaries had $3.1 billion in cumulative undistributed earnings as of March 31, 2016. This amount represents the post-income tax earnings under GAAP adjusted for previously taxed income. The earnings from our non-U.S. subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability is not practicable. Any future distribution by way of dividend of these non-U.S. earnings may subject us to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to various non-U.S. countries.

9.	Clearing Organizations
We operate regulated central counterparty clearing houses for the settlement and clearance of derivative contracts. The clearing houses include ICE Clear Europe, ICE Clear Credit, ICE Clear U.S., ICE Clear Canada, ICE Clear Netherlands and ICE Clear Singapore (referred to herein collectively as the “ICE Clearing Houses”).

•
ICE Clear Europe performs the clearing and settlement for all futures and options contracts traded through ICE Futures Europe and ICE Endex, for CDS contracts submitted for clearing in Europe, and for energy futures and options contracts trading through ICE Futures U.S.

•	ICE Clear Credit performs the clearing and settlement for CDS contracts submitted for clearing in North America.

•	ICE Clear U.S. performs the clearing and settlement of agricultural, metals, currencies and financial futures and options contracts traded through ICE Futures U.S.

•	ICE Clear Canada performs the clearing and settlement for all futures and options contracts traded through ICE Futures Canada.

•	ICE Clear Netherlands offers clearing for The Order Machine, a multi-lateral trading facility for equity options.

•	ICE Clear Singapore performs the clearing and settlement for all futures and options contracts traded through ICE Futures Singapore.
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
The ICE Clearing Houses seek to reduce their exposure through a risk management program that includes initial and ongoing financial standards for clearing member admission and continued membership, original and variation margin requirements, and mandatory deposits to the guaranty fund. The amounts that the clearing members are required to maintain in the original margin and guaranty fund accounts are determined by standardized parameters established by the risk management departments and reviewed by the risk committees and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time. As of March 31, 2016 and December 31, 2015, the ICE Clearing Houses have received or have been pledged $88.5 billion and $87.2 billion, respectively, in cash and non-cash collateral in original margin and guaranty fund deposits to cover price movements of underlying contracts for both periods. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations up to the limits established under the respective rules of each ICE Clearing House.
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
We have contributed $150 million, $50 million and $50 million in cash to the ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. guaranty funds, respectively, as of March 31, 2016, and such amounts are at risk and could be used in the event of a clearing member default where the amount of the defaulting clearing member’s original margin and guaranty fund deposits are insufficient. The $250 million combined contributions to the guaranty funds as of March 31, 2016 and December 31, 2015 are included in long-term restricted cash in the accompanying consolidated balance sheets.
As of March 31, 2016, original margin and guaranty fund cash deposits are as follows for the ICE Clearing Houses (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	Other ICE Clearing Houses	Total
Original margin	$28,795	$14,064	$4,383	$172	$47,414
Guaranty fund	2,981	1,596	325	13	4,915
Total	$31,776	$15,660	$4,708	$185	$52,329
As of December 31, 2015, original margin and guaranty fund cash deposits are as follows for the ICE Clearing Houses (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	Other ICE Clearing Houses	Total
Original margin	$28,454	$13,750	$3,882	$159	$46,245
Guaranty fund	2,589	2,011	311	13	4,924
Total	$31,043	$15,761	$4,193	$172	$51,169
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
Except with respect to ICE Clear Credit, the majority of the cash held by the ICE Clearing Houses is secured in reverse repurchase agreements with primarily overnight maturities or direct investment in U.S. government securities. ICE Clear Credit has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and has been authorized to establish and maintain a cash account at the Federal Reserve Bank of Chicago. ICE Clear Credit held $6.8 billion of its U.S. dollar cash in the guaranty fund and in original margin in the cash account at the Federal Reserve Bank of Chicago as of March 31, 2016. The remaining cash deposits at the ICE Clearing Houses are held in demand deposit accounts at large, highly rated financial institutions and directly in U.S. Treasury securities with original maturities of less than 12 months.
In addition to the cash deposits for original margin and the guaranty fund, the ICE Clearing Houses have also received other assets from clearing members, which may include government obligations, certain agency and corporate debt, letters of credit or gold to mitigate credit risk. These assets are not reflected in the accompanying consolidated balance sheets as the risks and rewards of these assets remain with the clearing members unless the ICE Clearing Houses have sold or re-pledged the assets or in the event of a clearing member default, where the clearing member is no longer entitled to redeem the assets. Any income, gain or loss accrues to the clearing member. For certain non-cash deposits, the ICE Clearing Houses may impose discount or "haircut" rates to ensure adequate collateral levels to account for fluctuations in the market value of these deposits. As of March 31, 2016 and December 31, 2015, the assets pledged by the clearing members as original margin and guaranty fund deposits for each of the ICE Clearing Houses are detailed below (in millions):

	As of March 31, 2016				As of December 31, 2015
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	Other ICE Clearing Houses	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	Other ICE Clearing Houses
Original margin:
Government securities at face value	$21,153	$5,659	$8,161	$44	$21,690	$4,989	$8,161	$97
Letters of credit	—	—	—	398	—	—	—	381
Total	$21,153	$5,659	$8,161	$442	$21,690	$4,989	$8,161	$478
Guaranty fund:
Government securities at face value	$256	$290	$158	$61	$267	$229	$158	$61

10.	Fair Value Measurements
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
In general, we use Level 1 inputs to determine fair value. The Level 1 assets consist of U.S. Treasury securities, equity and other securities listed in active markets, and investments in publicly traded mutual funds held for the purpose of providing future payments of the supplemental executive retirement and the supplemental executive savings plans.
Financial assets and liabilities recorded in the accompanying consolidated balance sheets as of March 31, 2016 and December 31, 2015 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. Financial instruments measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 are as follows (in millions):

	As of March 31, 2016			As of December 31, 2015
	Level 1	Level 2 and 3	Total	Level 1	Level 2 and 3	Total
Assets at fair value:
Long-term investment in equity securities	$352	$—	$352	$299	$—	$299
U.S. Treasury securities	452	—	452	449	—	449
Mutual Funds	25	—	25	29	—	29
Total assets at fair value	$829	$—	$829	$777	$—	$777
As of March 31, 2016, the fair value of our $1.24 billion 2020 Senior Notes was $1.28 billion, the fair value of our $1.24 billion 2025 Senior Notes was $1.28 billion, the fair value of our $852 million NYSE USD Notes was $859 million, the fair value of our $789 million 2023 Senior Notes was $840 million, and the fair value of our $597 million 2018 Senior Notes was $607 million. The fair values of these fixed rate notes were estimated using quoted market prices for these instruments. The fair value of our commercial paper approximates the carrying value since the rates of interest on this short-term debt approximate market rates as of March 31, 2016. All other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.
The long-term investment in equity securities represents our investment in Cetip, which is recorded as an available-for-sale investment, and is recorded and held in Brazilian reais. Cetip was valued at $352 million as of March 31, 2016, using its quoted market price. Changes in the fair value of the Cetip investment are currently reflected in accumulated other comprehensive income (loss) and do not impact earnings, except to the extent that unrealized losses are deemed to be other than temporary (Note 2). As of March 31, 2016, we had an accumulated unrealized gain related to this investment of $28 million.
The fair value of our investment in Cetip as of March 31, 2016 is based on a stock price of R$40.15 per share. In April 2016, Cetip and BM&FBOVESPA in Brazil entered into a merger agreement. Consummation of the merger remains subject to approval by the shareholders of both companies and the regulatory bodies of the Central Bank of Brazil, the Securities and Exchange Commission of Brazil and Brazil’s Council for Economic Defense. The proposed merger values Cetip at R$42.22 per share based upon the April

29, 2016 BM&FBOVESPA closing stock price. Under the terms of the merger agreement, Cetip shareholders will receive a combination of cash (75%) and BM&FBOVESPA stock (25%). Given that a portion of the purchase price consists of BM&FBOVESPA stock, the merger agreement includes an adjustment mechanism that provides for a stock valuation based on the BMF&BOVESPA average trading price during the 30 trading days preceding the last required regulatory approval, with a minimum stock valuation of R$42 per share and a maximum stock valuation of R$48.51 per share. In addition, the merger agreement provides for a CDI interbank rate adjustment for the cash portion of the transaction to account for the period of announcement to closing.
As of March 31, 2016, we held $452 million in U.S. Treasury securities, all of which had remaining maturities of less than one year at the date of purchase. Of these securities, $28 million were recorded as cash and cash equivalents, $274 million were recorded as short-term restricted cash and investments and $150 million were recorded as long-term restricted cash and investments in the accompanying consolidated balance sheet as of March 31, 2016. All of the U.S. Treasury securities recorded as cash and cash equivalents have remaining maturities of less than 90 days.
We did not use Level 2 and 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of March 31, 2016 or December 31, 2015. We measure certain assets, such as intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of March 31, 2016 and December 31, 2015, none of these assets were required to be recorded at fair value since no impairment indicators were present. Cost and equity method investments were $116 million as of both March 31, 2016 and December 31, 2015 and are classified as other non-current assets in the accompanying consolidated balance sheets.

11.	Condensed Consolidating Financial Statements (Unaudited)

In connection with our acquisition of NYSE, Intercontinental Exchange, Inc., or ICE, and NYSE Holdings LLC, or NYSE Holdings, established various guarantees to protect against structural subordination of each entity’s existing indebtedness. NYSE Holdings is our wholly-owned subsidiary and fully and unconditionally guarantees, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of our Credit Facility, Commercial Paper Program and our senior notes. Similarly, ICE fully and unconditionally guarantees, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of the NYSE USD Notes. The guarantees will remain in place until each applicable debt obligation has been satisfied.

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

Intercontinental Exchange, Inc.
Condensed Consolidating Balance Sheets
As of March 31, 2016
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$1	$—	$467	$—	$468
Intercompany receivable	3,045	—	—	(3,045)	—
Margin deposits and guaranty funds	—	—	52,329	—	52,329
Notes receivable from affiliate, current	—	281	38	(319)	—
Other current assets	5	—	1,752	—	1,757
Total current assets	3,051	281	54,586	(3,364)	54,554
Property and equipment, net	—	—	1,018	—	1,018
Other non-current assets:
Goodwill and other intangible assets, net	—	—	22,734	—	22,734
Investment in subsidiaries	21,514	9,913	—	(31,427)	—
Notes receivable from affiliate, non-current	—	3,482	4,036	(7,518)	—
Other non-current assets	18	11	825	—	854
Total other non-current assets	21,532	13,406	27,595	(38,945)	23,588
Total assets	$24,583	$13,687	$83,199	$(42,309)	$79,160

Current liabilities:
Short-term debt	$2,048	$—	$—	$—	$2,048
Margin deposits and guaranty funds	—	—	52,329	—	52,329
Intercompany payable	—	1,636	1,409	(3,045)	—
Notes payable to affiliates, current	319	—	—	(319)	—
Other current liabilities	61	—	1,198	—	1,259
Total current liabilities	2,428	1,636	54,936	(3,364)	55,636
Non-current liabilities:
Long-term debt	3,866	852	—	—	4,718
Notes payable to affiliates, non-current	3,241	795	3,482	(7,518)	—
Other non-current liabilities	—	—	3,692	—	3,692
Total non-current liabilities	7,107	1,647	7,174	(7,518)	8,410
Total liabilities	9,535	3,283	62,110	(10,882)	64,046
Redeemable non-controlling interest	—	—	34	—	34

Equity:
Total shareholders' equity	15,048	10,404	21,023	(31,427)	15,048
Non-controlling interest in consolidated subsidiaries	—	—	32	—	32
Total equity	15,048	10,404	21,055	(31,427)	15,080
Total liabilities and equity	$24,583	$13,687	$83,199	$(42,309)	$79,160

Intercontinental Exchange, Inc.
Condensed Consolidating Balance Sheets
As of December 31, 2015
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$1	$—	$626	$—	$627
Intercompany receivable	3,176	—	—	(3,176)	—
Margin deposits and guaranty funds	—	—	51,169	—	51,169
Note receivable from affiliate, current	—	705	77	(782)	—
Other current assets	5	—	1,512	—	1,517
Total current assets	3,182	705	53,384	(3,958)	53,313
Property and equipment, net	—	—	1,037	—	1,037
Other non-current assets:
Goodwill and other intangible assets, net	—	—	22,837	—	22,837
Investment in subsidiaries	21,120	9,840	—	(30,960)	—
Note receivable from affiliate, non-current	—	3,128	3,370	(6,498)	—
Other non-current assets	20	10	770	—	800
Total other non-current assets	21,140	12,978	26,977	(37,458)	23,637
Total assets	$24,322	$13,683	$81,398	$(41,416)	$77,987

Current liabilities:
Short-term debt	$2,591	$—	$—	$—	$2,591
Margin deposits and guaranty funds	—	—	51,169	—	51,169
Intercompany payable	—	1,784	1,392	(3,176)	—
Notes payable to affiliates, current	358	—	424	(782)	—
Other current liabilities	36	—	947	—	983
Total current liabilities	2,985	1,784	53,932	(3,958)	54,743
Non-current liabilities:
Long-term debt	3,865	852	—	—	4,717
Notes payable to affiliates, non-current	2,629	741	3,128	(6,498)	—
Other non-current liabilities	35	—	3,617	—	3,652
Total non-current liabilities	6,529	1,593	6,745	(6,498)	8,369
Total liabilities	9,514	3,377	60,677	(10,456)	63,112
Redeemable non-controlling interest	—	—	35	—	35

Equity:
Total shareholders' equity	14,808	10,306	20,654	(30,960)	14,808
Non-controlling interest in consolidated subsidiaries	—	—	32	—	32
Total equity	14,808	10,306	20,686	(30,960)	14,840
Total liabilities and equity	$24,322	$13,683	$81,398	$(41,416)	$77,987

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Three Months Ended March 31, 2016
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing, net	$—	$—	$929	$—	$929
Data services	—	—	477	—	477
Listings and other revenues	—	—	148	—	148
Revenues	—	—	1,554	—	1,554
Transaction-based expenses	—	—	400	—	400
Revenues, less transaction-based expenses	—	—	1,154	—	1,154
Operating expenses:
Compensation and benefits	—	—	236	—	236
Technology and communication	—	—	92	—	92
Acquisition-related transaction and integration costs	—	—	27	—	27
Selling, general, administrative and other	—	—	72	—	72
Depreciation and amortization	—	—	143	—	143
Operating expenses	—	—	570	—	570
Operating income	—	—	584	—	584
Intercompany interest on loans	(4)	8	(4)	—	—
Other income (expense), net	(41)	(4)	1	—	(44)
Total other income (expense), net	(45)	4	(3)	—	(44)
Income (loss) before income taxes	(45)	4	581	—	540
Income tax expense	—	—	163	—	163
Equity earnings from subsidiaries	414	113	—	(527)	—
Net income	$369	$117	$418	$(527)	$377
Net income attributable to non-controlling interest	—	—	(8)	—	(8)
Net income attributable to ICE	$369	$117	$410	$(527)	$369

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Comprehensive Income
Three Months Ended March 31, 2016
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income	$369	$117	$418	$(527)	$377
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	(74)	—	(74)
Change in fair value of available-for-sale-securities	—	—	54	—	54
Total other comprehensive loss	—	—	(20)	—	(20)
Comprehensive loss of subsidiaries	(25)	(19)	—	44	—
Comprehensive income	344	98	398	(483)	357
Comprehensive income attributable to non-controlling interests	—	—	(8)	—	(8)
Comprehensive income attributable to ICE	$344	$98	$390	$(483)	$349

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Three Months Ended March 31, 2015
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing, net	$—	$—	$836	$—	$836
Data services	—	—	200	—	200
Listings and other revenues	—	—	144	—	144
Revenues	—	—	1,180	—	1,180
Transaction-based expenses	—	—	330	—	330
Revenues, less transaction-based expenses	—	—	850	—	850
Operating expenses:
Compensation and benefits	—	—	151	—	151
Technology and communication	—	—	51	—	51
Acquisition-related transaction and integration costs	—	—	19	—	19
Selling, general, administrative and other	1	—	77	—	78
Depreciation and amortization	—	—	89	—	89
Operating expenses	1	—	387	—	388
Operating income (loss)	(1)	—	463	—	462
Total other income (expense), net	18	(30)	(9)	—	(21)
Income (loss) before income taxes	17	(30)	454	—	441
Income tax expense	7	—	111	—	118
Equity earnings from subsidiaries	305	97	—	(402)	—
Net income	$315	$67	$343	$(402)	$323
Net income attributable to non-controlling interest	—	—	(8)	—	(8)
Net income attributable to ICE	$315	$67	$335	$(402)	$315

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

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2016
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net cash provided by (used in) operating activities	$(15)	$24	$609	$(21)	$597
Investing activities:
Increase in restricted cash	—	—	(3)	—	(3)
Loans to subsidiaries	131	70	(627)	426	—
Capital expenditures, capitalized software development costs and other	—	—	(56)	—	(56)
Net cash provided by (used in) investing activities	131	70	(686)	426	(59)
Financing activities:
Repayments of commercial paper, net	(543)	—	—	—	(543)
Intercompany borrowing	573	(94)	(53)	(426)	—
Dividends to shareholders	(102)	—	—	—	(102)
Intercompany dividends	—	—	(21)	21	—
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(47)	—	—	—	(47)
Other financing activities	3	—	(8)	—	(5)
Net cash used in financing activities	(116)	(94)	(82)	(405)	(697)
Net decrease in cash and cash equivalents	—	—	(159)	—	(159)
Cash and cash equivalents, beginning of period	1	—	626	—	627
Cash and cash equivalents, end of period	$1	$—	$467	$—	$468

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2015
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net cash provided by (used in) operating activities	$82	$(612)	$1,008	$(13)	$465
Investing activities:
Decrease in restricted cash	—	—	34	—	34
Loans to subsidiaries	—	73	(707)	634	—
Additional contribution to equity method investee	—	—	(60)	—	(60)
Capital expenditures, capitalized software development costs and other	—	—	(60)	—	(60)
Net cash provided by (used in) investing activities	—	73	(793)	634	(86)
Financing activities:
Proceeds from commercial paper, net	35	—	—	—	35
Intercompany borrowing	173	534	(73)	(634)	—
Dividends to shareholders	(73)	—	—	—	(73)
Intercompany dividends	—	—	(13)	13	—
Repurchases of common stock	(196)	—	—	—	(196)
Other financing activities	(19)	—	(15)	—	(34)
Net cash provided by (used in) financing activities	(80)	534	(101)	(621)	(268)
Effect of exchange rates on cash and cash equivalents	—	—	(11)	—	(11)
Net increase (decrease) in cash and cash equivalents	2	(5)	103	—	100
Cash and cash equivalents, beginning of period	6	5	641	—	652
Cash and cash equivalents, end of period	$8	$—	$744	$—	$752

12.	Segment Reporting

We operated as a single reportable business segment as of December 31, 2015. As of March 31, 2016, we operated as two business segments: our Trading and Clearing segment and our Data and Listings segment. This presentation is reflective of how our chief operating decision maker reviews and operates our business. Our Trading and Clearing segment comprises our transaction-based execution and clearing businesses. Our Data and Listings segment comprises our subscription-based data services and securities listings businesses. Our chief operating decision maker does not review total assets, intersegment revenues/expenses or statements of income below operating income by segments; therefore, such information is not presented below. Financial data for our business segments is as follows for the three months ended March 31, 2016 and 2015 (in millions):

	Trading and Clearing Segment	Data and Listings Segment	Consolidated
Three Months Ended March 31, 2016:
Revenues, less transaction-based expenses	$574	$580	$1,154
Operating expenses	213	357	570
Operating income	361	223	584
Three Months Ended March 31, 2015:
Revenues, less transaction-based expenses	$549	$301	$850
Operating expenses	226	162	388
Operating income	323	139	462

No customers or clearing members accounted for more than 10% of our segment or consolidated revenues, less transaction-based expenses, for the three months ended March 31, 2016 and 2015.

13.	Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended March 31, 2016 and 2015 (in millions, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Basic:
Net income attributable to Intercontinental Exchange, Inc.	$369	$315
Weighted average common shares outstanding	119	112
Basic earnings per common share	$3.10	$2.81
Diluted:
Weighted average common shares outstanding	119	112
Effect of dilutive securities - stock options and restricted shares	1	—
Diluted weighted average common shares outstanding	120	112
Diluted earnings per common share	$3.08	$2.80
Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. The weighted average common shares outstanding increased for the three months ended March 31, 2016, over the prior year period, primarily due to stock issued for the Interactive Data and Trayport acquisitions in December 2015, partially offset by stock repurchases during 2015. We issued 6.5 million shares of our common stock to Interactive Data stockholders and 2.5 million shares of our common stock to Trayport stockholders, weighted to show these additional shares outstanding for periods after the respective acquisition dates (Note 3).
Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. During the three months ended March 31, 2016 and 2015, 130,109 and 289,269 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share since the inclusion would have had an antidilutive effect because the outstanding stock option exercise prices were greater than the average market price of the common shares during the relevant periods. Certain figures in the table above may not recalculate due to rounding.

14.	Subsequent Events
We have evaluated subsequent events and determined that no events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q, including the sections entitled “Notes to Consolidated Financial Statements”, “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be forward-looking statements. Any forward looking statements are based on our present beliefs and assumptions as well as the information currently available to us. Forward-looking statements may be introduced by or contain terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the antonyms of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance, cash flows, financial position or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth in Item 1(A) under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, or our 2015 Form 10-K, as filed with the SEC on February 4, 2016.
Forward-looking statements and other risks and factors that may affect our performance include, but are not limited to: conditions in global financial markets and domestic and international economic conditions; volatility in commodity prices, equity prices, and price volatility of financial benchmarks and instruments such as interest rates, credit spreads, equity indices and foreign exchange rates; the business environment in which we operate and trends in our industry, including trading volumes, clearing, data services, fees, changing regulations, competition and consolidation; continued high renewal rates of subscription-based data revenues; the impact of the introduction of or any changes in laws, regulations, rules or government policy with respect to financial markets, increased regulatory scrutiny or enforcement actions and our ability to comply with these requirements; our ability to identify and effectively pursue, implement and integrate acquisitions and strategic alliances; our ability to continue to realize the synergies and benefits of our acquisitions within the expected time frame, and to integrate acquired operations with our business; the success of our clearing houses and our ability to minimize the risks associated with operating clearing houses in multiple jurisdictions; the resilience of our electronic platforms and soundness of our business continuity and disaster recovery plans; the performance and reliability of our other technologies and those of third party service providers, including our ability to keep pace with technological developments and ensure that the technology we utilize is not vulnerable to security risks or other disruptive events; the accuracy of our cost and other financial estimates and our belief that cash flows from operations will be sufficient to service our debt and fund our operational and capital expenditure needs; our ability to identify trends and adjust our business to benefit from such trends; our ability to maintain existing market participants and attract new ones, and to offer additional products and services, leverage our risk management capabilities and enhance our technology in a timely and cost-effective fashion; our ability to attract and retain key talent; our ability to protect our intellectual property rights and to operate our business without violating the intellectual property rights of others; and potential adverse results of threatened or pending litigation and regulatory actions and proceedings.
We caution you not to place undue reliance on any forward-looking statements as they speak only as of the date on which such statements were made, and we undertake no obligation to update any forward-looking statement or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all factors that may affect our business and prospects. Further, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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
Our exchanges include futures exchanges in the U.S., U.K., Continental Europe, Canada and Singapore and cash equities exchanges and equity options exchanges in the U.S. We also operate OTC markets for physical energy and CDS trade execution. To serve global derivatives markets, we operate central counterparty clearing houses in the U.S., U.K., Continental Europe, Canada and Singapore. We offer a range of data and connectivity services to customers in global financial and commodity markets, including fixed income pricing and reference data, analytics and desktop offerings. Through our trading and clearing, in addition to our listings and data services, we provide our customers liquid markets, benchmark products, access to capital markets, information, and a range of related services to support their investing, trading, risk management and capital raising activities. Our business is currently conducted as two reportable business segments, our Trading and Clearing segment and our Data and Listings segment, and the majority of our identifiable assets are located in the U.S. and U.K.

Recent Developments
Completed Acquisitions
On December 14, 2015, we acquired 100% of Interactive Data in a stock and cash transaction. The total purchase price was $5.6 billion comprised of cash consideration of $4.1 billion and 6.5 million shares of our common stock, and their results are included in our consolidated results effective from the acquisition date. Interactive Data is a leading provider of financial market data, analytics and related trading solutions, serving the mutual fund, bank, asset management, hedge fund, securities and financial instrument processing and administration sectors. On December 11, 2015, we acquired 100% of Trayport in a stock transaction. The total purchase price was $620 million, comprised of 2.5 million shares of our common stock, and their results are included in our consolidated results effective from the acquisition date. Trayport is a software company that licenses its technology to serve exchanges, OTC brokers and traders to facilitate electronic and hybrid trade execution primarily in the energy markets. Refer to note 3 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q, for more information on these acquisitions.
Pending Acquisition
In March 2016, we entered into a definitive agreement to acquire Standard & Poor’s Securities Evaluations, Inc., or SPSE, a provider of fixed income evaluated pricing, and Credit Market Analysis Limited, or CMA, a provider of independent data for the OTC markets from McGraw Hill Financial. When completed, the acquisition will enable us to offer customers new data and valuation services. Under the terms of the agreement, we can elect to satisfy our payment of the purchase price upon closing in either cash or shares of our common stock. The completion of the transaction is subject to regulatory approvals.
Regulation
Our markets are primarily subject to the jurisdiction of regulatory agencies in the U.S., U.K., Canada, Singapore and the European Union. Domestic and foreign policy makers have undertaken reviews of their existing legal framework governing financial markets in connection with regulatory reform, and have either passed new laws and regulations, or are in the process of debating and/or enacting new laws and regulations that apply to our business and to our customers' businesses. As this is established, legislative and regulatory actions may change the way we conduct our business and may create uncertainty for market participants, which could affect trading volumes or demand for market data. As a result, it is difficult to predict all of the effects that the legislation and its implementing regulations will have on us. As discussed more fully in our 2015 Form 10-K, the implementation of Markets in Financial Instruments Directives II, or MiFID II, and its counterpart the European Market Infrastructure Regulation, or EMIR, may result in operational, regulatory and/or business risk. In February 2016, the European Union announced plans for a twelve-month postponement of MiFID II implementation and compliance from 2017 to 2018.
Also in February 2016, U.S. and European regulators reached an agreement relating to regulatory equivalence and margin treatment for clearing houses. The proposed agreement will allow European clearing houses to margin customers at a one day gross margin period of risk (equivalent to the U.S. rules for clearing houses) and require U.S. clearing houses to margin proprietary positions at a two day net margin period of risk (equivalent to the European rules for clearing houses). U.S. clearing houses will also be required to demonstrate implementation of specific anti-procyclicality measures, equivalent to European clearing houses. The proposed agreement would exempt U.S. agricultural products (including ICE Futures U.S.'s coffee, cocoa and sugar contracts) from any changes. If approved by the European Union, the proposed agreement would allow our U.S. clearing houses to continue to access European customers and allow ICE Clear Europe to margin customers in a manner similar to U.S. clearing houses.
Financial Highlights
The following summarizes our results and significant changes in our consolidated financial performance for the periods presented (dollars in millions, except per share amounts):

	Three Months Ended March 31,
	2016	2015	Change
Revenues, less transaction-based expenses	$1,154	$850	36%
Operating expenses	$570	$388	47%
Adjusted operating expenses(1)	$476	$336	42%
Operating income	$584	$462	26%
Adjusted operating income(1)	$678	$514	32%
Operating margin	51%	54%	(3 pts)
Adjusted operating margin(1)	59%	60%	(1 pt)
Other expense, net	$44	$21	106%
Income tax expense	$163	$118	38%
Effective tax rate	30%	27%	3 pts
Net income attributable to ICE	$369	$315	17%
Adjusted net income attributable to ICE(1)	$441	$344	28%
Diluted earnings per share attributable to ICE common shareholders	$3.08	$2.80	10%
Adjusted diluted earnings per share attributable to ICE common shareholders(1)	$3.68	$3.06	20%
Cash flows from operating activities	$597	$465	28%

(1) The adjusted numbers in the table above are calculated by excluding items that are not reflective of our cash operations and core business performance, net of taxes, as applicable. As a result, these adjusted numbers are not calculated in accordance with GAAP. See “- Non-GAAP Financial Measures” below.

•
Revenues, less transaction-based expenses, increased $304 million for the three months ended March 31, 2016 from the comparable period in 2015, primarily due to our acquisitions of Interactive Data and Trayport, and to a lesser extent, revenue increases in our exchange-related data services, cash equities, Brent crude and agricultural transaction and clearing. We recognized $260 million in Interactive Data and Trayport data services revenues for the three months ended March 31, 2016. See “- Trading and Clearing Segment" and "Data and Listings Segment” below. Partially offsetting the revenue increases were unfavorable foreign exchange effects of $8 million arising from the strengthening U.S. dollar (primarily impacting revenues billed in pounds sterling and euros) for the three months ended March 31, 2016 from the comparable period in 2015. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” below for additional information on the impact of currency fluctuations.

•
Operating expenses increased $182 million for the three months ended March 31, 2016 from the comparable period in 2015, primarily due to $217 million in operating expenses relating to Interactive Data and Trayport for the three months ended March 31, 2016. Offsetting the Interactive Data and Trayport operating expenses was a $35 million decrease in operating expense from the comparable period in 2015, including a $13 million decrease in selling, general and administrative expenses and a $9 million decrease in professional services expenses. See “- Consolidated Operating Expenses” below. Partially offsetting the operating expense increases were favorable foreign exchange effects of $4 million arising from the strengthening U.S. dollar (primarily impacting operating expenses incurred in pounds sterling and euros) for the three months ended March 31, 2016 from the comparable period in 2015.

•
Other expense, net increased for the three months ended March 31, 2016 from the comparable period in 2015, primarily due to the additional interest expense we recognized on the new debt we incurred to finance the Interactive Data acquisition in December 2015. See “- Debt” below.

Variability in Quarterly Comparisons
The business environments in which we operate directly affect our results of operations. Our results have been and will continue to be affected by many factors, including, without limitation, market volatility and the level of trading activity in our markets, which during any period is significantly influenced by general market conditions; legislative and regulatory changes, as well as our fulfillment of our regulatory obligations; competition; demand for our data services and our market share; our system reliability; our ability to offer new products; our acquisition activities and the pace of industry consolidation; broad trends in the data and finance industry; the number and financial health of companies listed on our cash markets; geopolitical events; real and perceived supply and demand imbalances; changing technology in the financial services industry; and our reputation, among other factors. In particular, in recent years, the business environment has been characterized by increasing competition among global markets for trading volumes and listings; the globalization of exchanges, customers and competitors; market participants’ demand for speed, capacity and reliability, which requires continuing investment in technology; and, increasing competition for market data revenues. Price volatility increases the need to hedge risk and creates demand among market participants for the exchange of risk. Market liquidity is one of the primary market attributes for attracting and maintaining customers and is an important indicator of a market’s strength. The maintenance and growth of our revenues could also be impacted if we face increased pressure on pricing. Changes in these and other factors could cause our revenues to fluctuate from period to period and these fluctuations may affect the reliability of period to period comparisons of our revenues and operating results. For additional information regarding the factors that affect our results of operations, see Item 1(A) "Risk Factors" included in our 2015 Form 10-K.
Segment Reporting
We operated as a single reportable business segment as of December 31, 2015. As of March 31, 2016, we operated as two business segments: our Trading and Clearing segment and our Data and Listings segment. This presentation is reflective of how our chief operating decision maker reviews and operates our business. Our Trading and Clearing segment comprises our transaction-based execution and clearing businesses. Our Data and Listings segment comprises our subscription-based data services and securities listings businesses. Our chief operating decision maker does not review total assets, intersegment revenues/expenses or statements of income below operating income by segments; therefore, such information is not presented below.
While revenues are allocated directly to segments, a significant portion of our operating expenses are not solely related to a specific segment because the expenses serve functions that are necessary for the operation of both segments. Because these expenses do not relate to a single segment, we have employed a reasonable allocation method to allocate expenses between the segments for presentation purposes. We have elected to use a pro-rata revenue approach as the allocation method for the expenses that do not relate solely to one segment. Further, precise allocation of expenses to specific revenue streams within these segments is not reasonably possible. Accordingly, we did not allocate expenses to specific revenue streams within the segments.

Trading and Clearing Segment
The following table presents our selected statements of income data for our Trading and Clearing segment (dollars in millions):

	Three Months Ended March 31,
	2016	2015	Change
Revenues:
Brent crude futures and options contracts	$82	$74	11%
Other oil futures and options contracts	29	33	(10)
Gasoil futures and options contracts	24	24	(2)
Natural gas futures and options contracts	57	58	(3)
Power futures and options contracts	21	21	4
Emissions and other energy futures and options contracts	17	17	—
Sugar futures and options contracts	32	27	19
Other agricultural and metals futures and options contracts	30	26	15
Interest rates futures and options contracts	56	56	—
Other financial futures and options contracts	38	33	12
Credit default swaps	40	43	(7)
Cash equities and equity options	490	412	19
Other transaction	13	12	14
Transaction and clearing, net	929	836	11
Other revenues	45	43	5
Revenues	974	879	11
Transaction-based expenses	400	330	21
Revenues, less transaction-based expenses	574	549	4
Other operating expenses	158	166	(4)
Acquisition-related transaction and integration costs	1	8	(88)
Depreciation and amortization	54	52	3
Operating expenses	213	226	(6)
Operating income	$361	$323	12%
Transaction and Clearing Revenues
Overview
Our transaction and clearing revenues are reported on a net basis, except for the NYSE-related transaction-based expenses discussed below, and consist of fees collected from our derivatives trading and clearing, and from our cash trading and equity options exchanges. In our derivatives markets, we earn transaction and clearing revenues from both counterparties to each contract that is traded and/or cleared, and in our equity and equity options markets, we receive trade execution fees as well as routing fees related to orders in our markets which are routed to other markets for execution.
Revenues per-contract are driven by the number of contracts or securities traded and the fees charged per contract, net of certain rebates. Our per-contract transaction and clearing revenues will depend upon many factors, including, but not limited to, market conditions, transaction and clearing volume, product mix, pricing, applicable revenue sharing and market making agreements, and new product introductions. Because transaction and clearing revenues are generally assessed on a per-contract basis, revenues and profitability fluctuate with changes in contract volume but not to the same degree due to product mix.
Our transaction and clearing revenues are presented net of rebates. We recorded rebates of $182 million and $141 million for the three months ended March 31, 2016 and 2015, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. The increase in the rebates is due primarily to an increase in the number of participants in the rebate programs offered on various contracts, an increase in our traded volume and an increase in the number of rebate programs. The level of rebates as a percentage of our total transaction and clearing revenues remained relatively consistent for the three months ended March 31, 2016 and 2015.

Commodities Markets
We operate global crude oil and refined oil futures markets, including the ICE Brent, ICE WTI and ICE Gasoil futures and options contracts, as well as over 400 refined oil futures products that relate to our benchmark futures contracts. Total oil volume and revenues increased 8% and 3%, respectively, for the three months ended March 31, 2016 from the comparable period in 2015. The ICE Brent crude futures contract is relied upon by a broad range of global market participants, including oil producing nations and multinational companies, to price and hedge their crude oil production and consumption. ICE Brent crude and ICE WTI crude futures and options volume increased 12% and 4% for the three months ended March 31, 2016, respectively, from the comparable period in 2015, primarily due to increased oil price volatility and broader market volatility in oil products, equities and foreign exchange rates.
Our global natural gas futures and options volume and revenues declined 9% and 3%, respectively, for the three months ended March 31, 2016 from the comparable period in 2015. Our North American natural gas volume declined during the first quarter of 2016, from the comparable period in 2015, primarily due to a warmer winter, high North American natural gas inventories and lower price volatility compared to the first quarter of 2015.
Total volume and revenues in our agricultural and metals futures and options markets increased 20% and 17%, respectively, for the three months ended March 31, 2016 from the comparable period in 2015. Volume in our largest agricultural contract, sugar futures and options, increased 16% for the three months ended March 31, 2016 from the comparable period in 2015, and other agricultural and metal futures and options volume increased 23% for the three months ended March 31, 2016 from the comparable period in 2015. The increases in agricultural volume were primarily driven by increased price volatility due to changing supply and demand expectations largely related to weather and production levels for sugar and cocoa, and inventory levels for cotton.
Financial Markets
Financial futures and options volume and revenues increased 21% and 5%, respectively, for the three months ended March 31, 2016 from the comparable period in 2015. Interest rate futures and options volume increased 23% for the three months ended March 31, 2016 from the comparable period in 2015, primarily due to uncertainty around central bank actions and economic data during the first quarter of 2016. Revenue increased at a lower rate than volume primarily due to increased market making rebates at higher volume levels and the impact of foreign currency translation.
Other financial futures and options volume increased 15% for the three months ended March 31, 2016 from the comparable period in 2015, primarily due to price volatility in equity indexes driven by strong global equity market volatility. Volume in our MSCI futures and options contracts increased 67% for the three months ended March 31, 2016 from the comparable period in 2015.
CDS clearing revenues were $29 million for both the three months ended March 31, 2016 and 2015, and notional value of CDS cleared during the same periods were $3.7 trillion and $3.3 trillion, respectively. Buyside participation at our U.S. CDS clearing house, ICE Clear Credit, continues to grow driven by increased participation from both U.S. and European buyside customers due to the breadth of products and cost efficient margining in the U.S. relative to Europe. CDS trade execution revenues were $11 million and $15 million for the three months ended March 31, 2016 and 2015, respectively. The notional value of the underlying CDS traded was $133 billion and $278 billion for the three months ended March 31, 2016 and 2015, respectively.
Cash equities handled volume increased 25% for the three months ended March 31, 2016, from the comparable period in 2015, primarily due to increased market volatility. Cash equities revenues, net of transaction-based expenses, were $62 million for the three months ended March 31, 2016, an increase of 21% from $51 million for the three months ended March 31, 2015.
Equity options volume increased 11% for the three months ended March 31, 2016 compared to the same period in 2015 due to market volatility. Equity options revenues, net of transaction-based expenses, were $28 million for the three months ended March 31, 2016, a decrease of 11% from net equity options revenues of $31 million for the three months ended March 31, 2015. Equity options rate per contract decreased compared to the prior year period primarily due to increased market maker rebates at higher volume levels.
Other Revenues
Other revenues include interest income on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, exchange membership fees and agricultural grading and certification fees.
Selected Operating Data
The following table presents trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts):

	Three Months Ended March 31,
	2016	2015	Change
Number of contracts traded:
Brent crude futures and options	61	54	12%
Other oil futures and options	24	24	3
Gasoil futures and options	16	16	—
Natural gas futures and options	59	65	(9)
Power futures and options	7	8	(8)
Emissions and other energy futures and options	3	3	7
Sugar futures and options	13	11	16
Other agricultural and metals futures and options	15	12	23
Interest rates futures and options	117	95	23
Other financial futures and options	33	28	15
Total	348	316	10%

Rate per contract:
Energy futures and options rate per contract	$1.35	$1.34	1%
Agricultural and metals futures and options rate per contract	$2.29	$2.34	(2)%
Financial futures and options rate per contract	$0.60	$0.69	(13)%
Open interest is the aggregate number of contracts (long or short) that clearing members hold either for their own account or on behalf of their clients. The following table presents our quarter-end open interest for our futures and options contracts (in millions, except for percentages).

	As of March 31,
	2016	2015	Change
Open interest — in millions of contracts:
Brent crude futures and options	4	4	4%
Other oil futures and options	5	5	(9)
Gasoil futures and options	1	1	9
Natural gas futures and options	18	20	(9)
Power futures and options	8	7	4
Emissions and other energy futures and options	2	2	(3)
Sugar futures and options	2	2	4
Other agricultural and metals futures and options	2	2	16
Interest rates futures and options	19	15	33
Other financial futures and options	5	5	4
Total	66	63	5%

The following table presents selected cash equities and equity options trading data for the three months ended March 31, 2016 and 2015. All trading volume below is presented as net daily trading volume and is single counted.

	Three Months Ended March 31,
	2016	2015	Change
Cash equities (shares in millions):
NYSE listed (tape A) issues:
Handled volume	1,481	1,182	25%
Matched volume	1,462	1,161	26%
Total NYSE listed consolidated volume	4,576	3,680	24%
Share of total matched consolidated volume	32.0%	31.6%	0.4 pts
NYSE Arca, NYSE MKT and regional listed (tape B) issues:
Handled volume	440	324	36%
Matched volume	423	308	38%
Total NYSE Arca, NYSE MKT and regional listed consolidated volume	1,874	1,355	38%
Share of total matched consolidated volume	22.6%	22.7%	(0.1 pts)
Nasdaq listed (tape C) issues:
Handled volume	231	214	8%
Matched volume	220	201	9%
Total Nasdaq listed consolidated volume	2,114	1,903	11%
Share of total matched consolidated volume	10.4%	10.5%	(0.2 pts)
Total cash handled volume	2,152	1,720	25%
Total cash market share matched	24.6%	24.1%	0.5 pts

Equity options (contracts in thousands):
NYSE equity options volume	3,012	2,717	11%
Total equity options volume	15,280	14,822	3%
NYSE share of total equity options	19.7%	18.3%	1.4 pts

Revenue capture or rate per contract:
Cash equities revenue capture (per 100 shares)	$0.047	$0.049	(4)%
Equity options rate per contract	$0.149	$0.185	(19)%
Handled volume represents the total number of shares of equity securities, exchange traded funds, or ETFs, and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
Transaction-Based Expenses
Our equities and options markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. Section 31 fees collected from customers are recorded on a gross basis as a component of transaction and clearing fee revenue. These Section 31 fees are designed to recover the government's costs of supervising and regulating the securities markets and securities professionals. We, in turn, collect activity assessment fees, which are included in transaction and clearing revenues in our consolidated statements of income, from member organizations clearing or settling trades on the equities and options exchanges and recognize these amounts when invoiced. The activity assessment fees are designed so that they are equal to the Section 31 fees which are included in transaction-based expenses in our consolidated statements of income. As a result, activity assessment fees and Section 31 fees do not have an impact on our net income. Activity assessment fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semi-annually and recorded as an accrued liability until paid. As of March 31, 2016, the accrued liability related to the un-remitted SEC Section 31 fees was $97 million.
We also incur liquidity payments made to cash and options trading customers and routing charges made to other exchanges that are included in transaction-based expenses. We incur routing charges when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We record routing charges on a gross basis as a component of transaction and clearing fee revenue.
Operating Expenses
Trading and Clearing segment operating expenses decreased $13 million for the three months ended March 31, 2016 from the comparable period in 2015, primarily due to decreases in our acquisition-related transaction and integration costs and our professional services expenses. See “- Consolidated Operating Expenses” below. Trading and Clearing segment adjusted operating expenses were $192 million and $198 million for the three months ended March 31, 2016 and 2015, respectively. See “- Non-GAAP Financial Measures” below.
Data and Listings Segment
The following table presents our selected statements of income data for our Data and Listings segment (dollars in millions):

	Three Months Ended March 31,
	2016	2015	Change
Revenues:
Pricing and analytics	$204	$25	710%
Desktops and connectivity	145	58	150
Exchange data	128	117	9
Data services	477	200	138
Listings	103	101	3
Revenues	580	301	93
Other operating expenses	242	114	112
Acquisition-related transaction and integration costs	26	11	138
Depreciation and amortization	89	37	140
Operating expenses	357	162	120
Operating income	$223	$139	61%
Data Services Revenues
The Data and Listings segment represents subscription-based, or recurring, revenue businesses that relate to data services and listings services offered across ICE, NYSE, ICE Benchmark Administration, Interactive Data, SuperDerivatives and Trayport. We generate revenues from a range of data services, including the dissemination of our pricing data and analytics, desktops and connectivity and exchange market data.
Our pricing and analytics services consist of an extensive set of independent evaluated pricing services, reference data, end of day pricing, fixed income and equity portfolio analytics. We provide risk management analytics, market data and valuation services for financial instruments. We also serve as an administrator of regulated benchmarks, including LIBOR, the ICE Swap Rate and the LBMA Gold Price. Our index services offer a range of products across fixed income, energy, equities, ETFs and other asset classes to provide the methodology, pricing and licensing of key benchmarks.
Our desktop and connectivity services comprise technology based information platforms, feeds and connectivity. These include trading applications and desktop solutions, as well as market data feeds, to support trading, voice brokers, wealth management, and investment functions. Our desktop and web-based applications deliver real-time market information, analytical and decision support tools to support trading and investment decisions. Through our consolidated feeds, clients receive consolidated real-time and/or delayed financial data from global exchanges, trading venues and data sources for exchange-traded and OTC markets.
Our connectivity services are primarily provided by our Secured Financial Transaction Infrastructure, or SFTI, network, and related connectivity and colocation services for the transmission of exchange data to our customers. SFTI is a secure, resilient, private multi-participant network that provides connectivity to global exchanges and content service providers via dedicated data circuits with a redundant design to help ensure that no single point of failure exists across the network. Our connectivity infrastructure managed services solution also offers direct exchange access, proximity hosting and support services that enable access to real-time exchange data and facilitates low latency electronic trading. We also offer server colocation space at our data centers for market participants to house their servers and applications on equivalent terms.

Our exchange data primarily represents subscription fees for the provision of our market data that is created from activity in our Trading and Clearing segment. In our derivatives markets, exchange data fees primarily relate to subscription fees charged for customer and license access from third party data vendors, or quote vendors such as Thomson Reuters or Bloomberg, and from end users, as well as view-only data access, direct access services, terminal access, daily indices, forward curves and other valuation services, and end of day reports.
We earn exchange data fees relating to our cash equity and options markets, and related data and network services. We collect cash trading market data fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. Consortium-based data fees are determined by the securities industry plans and are charged to vendors based on their redistribution of data. Consortium-based data revenues (net of administrative costs) are distributed to participating securities markets on the basis of a formula set by the SEC under Regulation NMS. Last trade prices and quotes in New York Stock Exchange-listed, NYSE MKT-listed, and NYSE Arca-listed securities are disseminated through “Tape A” and “Tape B,” which constitute the majority of our revenues from consortium-based market data revenues.
Our data services revenues increased for the three months ended March 31, 2016, from the comparable period in 2015, primarily due to the acquisition of Interactive Data and Trayport in December 2015, the addition of new users, increased usage by customers, expanded product offerings and related fee increases. We recognized $260 million in data services revenues for Interactive Data and Trayport during the three months ended March 31, 2016.
Listings Revenues
We recognize listings revenues in our securities markets from two types of fees applicable to companies listed on our cash equities exchanges - original listing fees and annual listing fees. Original listing fees consist of two components: initial listing fees and fees related to other corporate-related actions. Initial listing fees, subject to a minimum and maximum amount, are based on the number of shares that a company initially lists. Initial listing fees are recognized as revenue on a straight-line basis over estimated service periods of nine years for NYSE and five years for NYSE Arca and NYSE MKT. U.S. companies pay annual fees based on the number of outstanding shares the company has and non-U.S. companies pay annual fees based on the number of outstanding shares the company has issued or held in the U.S. Annual fees are recognized as revenue on a pro rata basis over the calendar year.
In addition, other corporate actions-related listing fees are paid by listed companies in connection with actions involving the issuance of new shares, such as stock splits, rights issues and sales of additional securities, as well as mergers and acquisitions. Other corporate actions-related listing fees are recognized as revenue on a straight-line basis over estimated service periods of six years for NYSE and three years for NYSE Arca and NYSE MKT. Unamortized balances are recorded as deferred revenue in our consolidated balance sheet.
Listings revenues increased for the three months ended March 31, 2016, from the comparable period in 2015, primarily due to the amortization of the original listing fees earned since the acquisition of NYSE and due to additional annual listing fee revenue from new customers.
Operating Expenses
Data and Listings segment operating expenses increased $195 million for the three months ended March 31, 2016 from the comparable period in 2015, primarily due to $217 million in operating expenses recognized relating to Interactive Data and Trayport for the three months ended March 31, 2016. See “- Consolidated Operating Expenses” below for further details on the Interactive Data and Trayport operating expenses for the three months ended March 31, 2016. Data and Listings segment adjusted operating expenses were $284 million and $138 million for the three months ended March 31, 2016 and 2015, respectively. See “- Non-GAAP Financial Measures” below.

Consolidated Operating Expenses
The following table presents our consolidated operating expenses (dollars in millions):

	Three Months Ended March 31,
	2016	2015	Change
Compensation and benefits	$236	$151	56%
Technology and communication	92	51	82
Professional services	32	33	(2)
Rent and occupancy	18	16	12
Acquisition-related transaction and integration costs	27	19	40
Selling, general and administrative	22	29	(25)
Depreciation and amortization	143	89	60
Total operating expenses	$570	$388	47%
As of March 31, 2016, we had 5,526 employees and as of March 31, 2015, we had 2,887 employees. The increase in the employee headcount was primarily due to the acquisitions of Interactive Data and Trayport in December 2015. We recognized $88 million in compensation and benefits expenses relating to these acquisitions for the three months ended March 31, 2016. Non-cash compensation expenses recognized in our consolidated financial statements for employee stock options and restricted stock were $29 million and $24 million for the three months ended March 31, 2016 and 2015, respectively. The increase in non-cash compensation expenses is a result of a greater restricted stock award value in the January 2016 annual award, primarily due to the issuance of more restricted stock awards to NYSE employees and employees at other acquired companies than in the same period in the prior year.
Technology and communication expenses increased for the three months ended March 31, 2016, from the comparable period in 2015, primarily due to $41 million relating to Interactive Data and Trayport for the first quarter of 2016.
Professional services expenses decreased for the three months ended March 31, 2016, from the comparable period in 2015, primarily due to integration of remaining NYSE corporate functions and the recognition of a credit from a third party service provider related to fees charged during 2015, along with the continued reduction of contractors at NYSE. In addition, we incurred lower legal fees during the three months ended March 31, 2016, from the comparable period in 2015. Legal fees, which are included in professional services expenses, primarily related to class action lawsuits in which NYSE is a defendant. The decreases were partially offset by $8 million in professional services expenses relating to Interactive Data and Trayport for the first quarter of 2016.
Rent and occupancy expenses increased for the three months ended March 31, 2016, from the comparable period in 2015, primarily due to $7 million relating to Interactive Data and Trayport for the first quarter of 2016. The increase was partially offset by reduced rent and occupancy costs related to consolidation of our New York and London office locations during 2015.
We incurred acquisition-related transaction and integration costs during the three months ended March 31, 2016 primarily relating to our integration of Interactive Data and NYSE, our pending acquisition of SPSE and CMA, and various other potential acquisitions. We incurred acquisition-related transaction and integration costs during the three months ended March 31, 2015 primarily relating to our integration of NYSE. The integration costs primarily relate to employee termination and professional services costs.
Selling, general and administrative expenses decreased for the three months ended March 31, 2016, from the comparable period in 2015, primarily due to the release of $11 million of non-income-related reserves during the three months ended March 31, 2016. This decrease was partially offset by $6 million in selling, general and administrative expenses relating to Interactive Data and Trayport for the first quarter of 2016.
We recorded amortization expenses on the intangible assets acquired as part of our acquisitions, as well as on other intangible assets, of $82 million and $38 million for the three months ended March 31, 2016 and 2015, respectively. We recorded depreciation expenses on our fixed assets of $61 million and $51 million for the three months ended March 31, 2016 and 2015, respectively. We recognized amortization expenses and depreciation expenses for Interactive Data and Trayport of $45 million and $11 million, respectively, for the three months ended March 31, 2016.

Consolidated Non-Operating Income (Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following tables present our non-operating income (expenses) (dollars in millions):

	Three Months Ended March 31,
	2016	2015	Change
Other income (expense):
Interest expense	$(46)	$(23)	101%
Other income, net	2	2	33
Total other expense, net	$(44)	$(21)	106%
Net income from continuing operations attributable to non-controlling interest	$(8)	$(8)	6%
The increase in interest expense for the three months ended March 31, 2016, from the comparable period in 2015, is primarily due to the interest expense we recognized on the additional debt incurred to finance for the Interactive Data acquisition in December 2015. See “- Debt” below.
We recognized dividend income received relating to our investment in Cetip in other income of $4 million and $3 million for the three months ended March 31, 2016 and 2015, respectively. We recognized equity income relating to our 40% ownership in The Options Clearing Corporation, or OCC, in other income, which was $5 million and $1 million for the three months ended March 31, 2016 and 2015, respectively. The OCC equity income for the first quarter of each year include true-ups based on the OCC final audited results from the prior year. Excluding the true-ups, our OCC equity income would have been $2 million for both the three months ended March 31, 2016 and 2015.
We incurred foreign currency transaction losses of $2 million and $5 million for the three months ended March 31, 2016 and 2015, respectively. Foreign currency gains and losses are recorded in other income (expense) and relate to the settlement of foreign currency assets, liabilities and payables that occur through our foreign operations that are received in non-functional currencies due to the increase or decrease in the period-end foreign currency exchange rates between periods.
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests.

Consolidated Income Tax Provision
Consolidated income tax expense was $163 million and $118 million for the three months ended March 31, 2016 and 2015, respectively. The change in consolidated income tax expense between periods is primarily due to the change in our pre-tax income and the change in our effective tax rate each period. Our effective tax rate was 30% and 27% for the three months ended March 31, 2016 and 2015, respectively. The effective tax rates for the three months ended March 31, 2016 and 2015 were lower than the federal statutory rate primarily due to favorable foreign income tax rate differentials, partially offset by state income taxes. The favorable foreign income tax rate differential results primarily from lower tax rates in the U.K. The effective tax rate for the three months ended March 31, 2016 is higher than the effective tax rate for the comparable period in 2015 primarily due to a mix of foreign versus U.S. based income and an increase to deferred income taxes in the current year, partially offset by the tax benefit from the early adoption of ASU 2016-09.

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

	Three Months Ended,
	March 31, 2016 (1)	December 31, 2015 (1)	September 30, 2015	June 30, 2015	March 31, 2015
Revenues:
Brent crude futures and options contracts	$82	$64	$65	$60	$74
Other oil futures and options contracts	29	26	27	26	33
Gasoil futures and options contracts	24	24	24	21	24
Natural gas futures and options contracts	57	52	46	43	58
Power futures and options contracts	21	20	17	21	21
Emissions and other energy futures and options contracts	17	16	13	12	17
Sugar futures and options contracts	32	23	30	30	27
Other agricultural and metals futures and options contracts	30	25	23	27	26
Interest rates futures and options contracts	56	57	43	50	56
Other financial futures and options contracts	38	33	38	32	33
Credit default swaps	40	34	38	34	43
Cash equities and equity options	490	428	457	379	412
Other transaction	13	12	10	12	12
Total transaction and clearing, net	929	814	831	747	836
Pricing and analytics	204	63	36	27	25
Desktops and connectivity	145	76	58	58	58
Exchange data	128	118	115	120	117
Total data services	477	257	209	205	200
Listings	103	102	101	101	101
Other revenues	45	46	46	43	43
Revenues	1,554	1,219	1,187	1,096	1,180
Transaction-based expenses	400	344	371	299	330
Revenues, less transaction-based expenses	1,154	875	816	797	850
Compensation and benefits	236	166	150	144	151
Technology and communication	92	56	49	47	51
Professional services	32	37	37	32	33
Rent and occupancy	18	12	14	15	16
Acquisition-related transaction and integration costs	27	54	8	7	19
Selling, general and administrative	22	34	24	29	29
Depreciation and amortization	143	98	94	93	89
Operating expenses	570	457	376	367	388
Operating income	584	418	440	430	462
Other expense, net (2)	(44)	(27)	(17)	(32)	(21)
Income tax expense (3)	163	18	113	109	118
Net income	$377	$373	$310	$289	$323
Net income attributable to non-controlling interest	(8)	(3)	(4)	(6)	(8)
Net income attributable to ICE	$369	$370	$306	$283	$315

(1) We acquired Trayport on December 11, 2015 and Interactive Data on December 14, 2015 and have included their financial results in our results of operations for the periods subsequent to their acquisition dates, with all revenues included in data services revenues.
(2) Other expense, net for the three months ended June 30, 2015 includes $19 million in litigation settlements and accruals.
(3) The decrease in the income tax expense for the three months ended December 31, 2015 is primarily due to the deferred tax benefit associated with future U.K. income tax rate reductions along with certain favorable settlements with various taxing authorities.
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

Our commercial paper program enables us to borrow efficiently at reasonable short term interest rates and provides us with the flexibility to de-lever using our strong annual cash flows from operating activities whenever our leverage becomes elevated as a result of investment or acquisition activities. We reduced our outstanding commercial paper during the three months ended March 31, 2016 by $543 million, enabled by strong cash flows during the quarter which include annual listings billings and a reduction in our unrestricted cash balance from year end.
Upon maturity of old issuances of commercial paper and to the extent old issuances are not repaid by cash on hand, we are exposed to the rollover risk of not being able to issue new commercial paper. To mitigate the rollover risk, we maintain an undrawn back-stop bank revolving credit facility for an aggregate amount equaling at any time the amount issued under our commercial paper program. If we were not able to issue new commercial paper, we have the option of drawing on the back-stop revolving facility, however electing to do so would result in higher interest expense. See “- Debt” below.
Consolidated cash and cash equivalents were $468 million and $627 million as of March 31, 2016 and December 31, 2015, respectively, and short-term and long-term restricted cash and investments were $919 million and $920 million as of March 31, 2016 and December 31, 2015, respectively.
As of March 31, 2016, the amount of unrestricted cash held by our non-U.S. subsidiaries was $296 million. While we consider our non-U.S. earnings to be indefinitely reinvested overseas, if these cash balances are needed for our operations in the U.S., any repatriation by way of dividend may be subject to both U.S. federal and state income taxes, as adjusted for any non-U.S. tax credits. However, we do not have any current needs or foreseeable future needs or other plans to repatriate cash by way of dividends from our non-U.S. subsidiaries.
During 2015, our stock repurchases were completed under stock repurchase plans authorized by our board of directors. In connection with our acquisition of Interactive Data during the fourth quarter of 2015, we suspended our stock repurchase plan and that plan has now expired. We did not repurchase any of our outstanding common stock during the three months ended March 31, 2016. The timing and extent of future repurchases, if any, that are not made pursuant to a Rule 10b5-1 trading plan will be at our discretion and will depend upon many conditions. Our management and board of directors periodically review whether or not to be active in repurchasing our stock. In making a determination regarding any stock repurchases, we consider multiple factors. The factors may include: overall stock market conditions, our common stock price movements, the remaining amount authorized for repurchases by our board of directors, the potential impact of a stock repurchase program on our corporate debt ratings, our expected free cash flow and working capital needs, our current and future planned strategic growth initiatives, and other potential uses of our cash and capital resources.
Cash Flows
The following tables present the major components of net increases (decreases) in cash and cash equivalents (in millions):

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$597	$465
Investing activities	(59)	(86)
Financing activities	(697)	(268)
Effect of exchange rate changes	—	(11)
Net increase (decrease) in cash and cash equivalents	$(159)	$100
Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and due to fluctuations in working capital. The $132 million increase in net cash provided by operating activities for the three months ended March 31, 2016, from the comparable period in 2015, is primarily due to the $54 million increase in our net income, the $54 million increase in our non-cash depreciation and amortization expenses and other fluctuations in working capital. See “- Financial Highlights” above.
Investing Activities
Consolidated net cash used in investing activities for the three months ended March 31, 2016 and 2015 primarily relates to increases in the capital expenditures and capitalized software development costs, additional contribution to our equity method investee, and changes in restricted cash.

We had capital expenditures of $31 million and $39 million for the three months ended March 31, 2016 and 2015, respectively, and we had capitalized software development expenditures of $25 million and $21 million for the three months ended March 31, 2016 and 2015, respectively. The capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platforms and clearing houses and leasehold improvements associated with the new and renovated office spaces in Atlanta, New York and London. The software development expenditures primarily relate to the continued development and expansion of our electronic trading platforms and clearing houses.
We paid cash of $60 million for the three months ended March 31, 2015 relating to an additional investment in the OCC. We had a net decrease in restricted cash and investments of $34 million for the three months ended March 31, 2015. The net restricted cash decrease primarily related to a decrease in the regulatory capital restricted cash at LIFFE Administration and Management, or LIFFE, as all of the regulatory capital for LIFFE is held in pounds sterling and it decreased due to the impact of the strengthening U.S. dollar on our pound sterling/U.S. dollar exchange rate.
Financing Activities
Consolidated net cash used in financing activities for the three months ended March 31, 2016 primarily relates to $543 million in net repayments under our commercial paper program, $102 million in dividend and dividend equivalent payments to our shareholders and $47 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises.
Consolidated net cash used in financing activities for the three months ended March 31, 2015 primarily relates to $196 million in repurchases of common stock, $73 million in dividend and dividend equivalent payments to our shareholders and $36 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises, partially offset by $35 million in net proceeds under our commercial paper program.
Debt
Our total debt, including short-term and long-term debt, consisted of the following as of March 31, 2016 and December 31, 2015 (in millions):

	As of March 31, 2016	As of December 31, 2015
Debt:
Commercial Paper	$2,048	$2,591
Short-term debt	2,048	2,591
NYSE USD Notes (2.00% senior unsecured notes due October 5, 2017)	852	852
2018 Senior Notes (2.50% senior unsecured notes due October 15, 2018)	597	597
2020 Senior Notes (2.75% senior unsecured notes due December 1, 2020)	1,239	1,239
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	789	789
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,241	1,240
Long-term debt	4,718	4,717
Total debt	$6,766	$7,308
Credit Facility
We have entered into a $3.0 billion senior unsecured revolving credit facility, or the Credit Facility, with a maturity date of November 13, 2020. The Credit Facility includes an option for us to propose an increase in the aggregate amount available for borrowing by up to $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. On November 13, 2015, we utilized this option to increase the amount of the Credit Facility to $3.4 billion. The commitments under the Credit Facility will automatically reduce to $2.95 billion on April 3, 2019. No amounts were outstanding under the Credit Facility as of March 31, 2016.
Of the $3.4 billion that is currently available for borrowing under the Credit Facility, $2.0 billion is required to back-stop the amount outstanding under our Commercial Paper Program as of March 31, 2016. The amount required to back-stop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $1.4 billion as of March 31, 2016 is available to us to use for working capital and general corporate purposes including, but not limited to, acting as a back-stop to the amounts outstanding under the Commercial Paper Program.
364 Day Facility
On November 13, 2015, we entered into a $500 million 364 day senior unsecured revolving credit facility, or the 364 Day Facility. The amounts available under the 364 Day Facility are available for use by us for working capital and general corporate purposes but specifically excluding any use to back-stop amounts issued under the Commercial Paper Program. The commitments under the 364 Day Credit Facility will be automatically reduced to $375 million on May 13, 2016 and to $250 million on August 13, 2016. No amounts were outstanding under the 364 Day Facility as of March 31, 2016.
Commercial Paper Program
We have entered into a U.S. dollar commercial paper program, or the Commercial Paper Program. Our Commercial Paper Program is currently backed by the borrowing capacity available under the Credit Facility, equal to the amount of the commercial paper that is issued and outstanding at any given point in time. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (such as USD LIBOR). The fluctuation of these rates due to market conditions may impact our interest expense.
Commercial paper notes of $2.0 billion with original maturities ranging from 1 to 89 days were outstanding as of March 31, 2016 under our Commercial Paper Program. As of March 31, 2016, the weighted average interest rate on the $2.0 billion outstanding under our Commercial Paper Program was 0.54% per annum, with a weighted average maturity of 22 days. We repaid a portion of the amounts outstanding under the Commercial Paper Program during the three months ended March 31, 2016 using cash flows from operations and a portion of our unrestricted cash balances.
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
NYSE Notes
In connection with our acquisition on November 13, 2013 of NYSE Euronext, which we refer to as NYSE following the initial public offering and sale of Euronext in 2014, we assumed the outstanding NYSE debt instruments, which included $850 million of 2.00% senior unsecured fixed rate notes due in October 2017, or the NYSE USD Notes, and €920 million ($1.1 billion) of 5.375% senior unsecured fixed rate notes that were due in June 2015, or the NYSE EUR Notes, and together with the NYSE USD Notes, the NYSE Notes. On June 30, 2015, we repaid the NYSE EUR Notes using cash that had been set aside in July 2014 from the proceeds of the sale of Euronext.
Committed Repurchase Agreement Facilities
To provide a tool to address the liquidity needs of the clearing house and manage the liquidation of margin and guaranty fund deposits held in the form of high quality sovereign debt, ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. have entered into Committed Repurchase Agreement Facilities, or Committed Repo. As of March 31, 2016, Committed Repo was $1.0 billion at ICE Clear Europe, $500 million at ICE Clear Credit and $250 million at ICE Clear U.S. ICE Clear Europe's Committed Repo is available in U.S. dollars, euro and pound sterling, ICE Clear Credit's Committed Repo is available in U.S. dollars and euro, and ICE Clear U.S.'s Committed Repo is available in U.S. dollars. These arrangements provide these clearing houses with additional liquidity that may be utilized if there is a need to convert high quality sovereign debt into cash on a same-day basis during a market disruption that makes it difficult to sell and settle such sovereign debt on a same-day basis.
Future Capital Requirements
Our future capital requirements will depend on many factors, including the rate of growth across our trading and clearing, data services and listings businesses, strategic plans and acquisitions, available sources for financing activities, required technology and clearing initiatives, regulatory requirements, the timing and introduction of new products and enhancements to existing products, the geographic mix of our business, and the continuing market acceptance of our electronic trading and clearing platforms. We currently expect to make aggregate operational capital expenditures and to incur capitalized software development costs ranging between $270 million and $280 million for the year ended December 31, 2016, which we believe will support the enhancement of our technology and the continued expansion of our businesses. In addition, we currently expect between $45 million to $55 million in real estate capital expenditures during 2016, on leasehold improvement expenditures primarily associated with our Atlanta headquarters.
Our board of directors has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be approved quarterly by the board of directors or audit committee of the board of directors taking into account such factors as our evolving business model, prevailing business conditions and our financial results and capital requirements, without a predetermined annual net income payout ratio. During the first quarter of 2016, we paid a quarterly dividend of $0.85 per share of our common stock for an aggregate payout of $102 million, which includes the payment of dividend equivalents. On May 4, 2016, we announced a $0.85 per share dividend for the second quarter of 2016 with the dividend payable on June 30, 2016 to shareholders of record as of June 16, 2016.
As of March 31, 2016, we had $6.8 billion in outstanding debt. We currently have a $3.4 billion Credit Facility. After factoring in the $2.0 billion currently required to backstop our Commercial Paper Program, $1.4 billion of our Credit Facility is currently available for general corporate purposes. The Credit Facility, our $500 million 364 Day Facility and our Commercial Paper Program are currently the only significant agreements or arrangements that we have with third parties for liquidity and capital resources. In the event of any strategic acquisitions, mergers or investments, or if we are required to raise capital for any reason or desire to return capital to our stockholders, we may incur additional debt, issue additional equity to raise the necessary funds, repurchase additional shares of our common stock or pay a dividend. However, we cannot provide assurance that such financing or transactions will be available or successful, or that the terms of such financing or transactions will be favorable to us. See “- Debt” above.
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
Adjusted operating expenses, adjusted operating income, adjusted operating margin, adjusted net income attributable to ICE common shareholders and adjusted earnings per share for the periods presented below are calculated by adding or subtracting the adjustments described below, which are not reflective of our cash operations and core business performance, and their related income tax effect (in millions, except for percentages and per share amounts):

	Trading and Clearing Segment		Data and Listings Segment		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015
Revenues, less transaction-based expenses	$574	$549	$580	$301	$1,154	$850
Operating expenses	213	226	357	162	570	388
Less: NYSE and Interactive Data transaction and integration costs	1	8	16	11	17	19
Less: Amortization of acquisition-related intangibles	20	20	57	13	77	33
Adjusted operating expenses	$192	$198	$284	$138	$476	$336
Operating income	$361	$323	$223	$139	$584	$462
Adjusted operating income	$382	$351	$296	$163	$678	$514
Operating margin	63%	59%	39%	46%	51%	54%
Adjusted operating margin	66%	64%	51%	54%	59%	60%

Net income attributable to ICE common shareholders					$369	$315
Add: NYSE and Interactive Data transaction and integration costs					17	19
Add: Amortization of acquisition-related intangibles					77	33
Less: Income tax effect for the above items					(35)	(19)
Add/(Less): Deferred tax adjustments on acquisition-related intangibles					13	(4)
Adjusted net income attributable to ICE common shareholders					$441	$344

Basic earnings per share attributable to ICE common shareholders					$3.10	$2.81
Diluted earnings per share attributable to ICE common shareholders					$3.08	$2.80

Adjusted basic earnings per share attributable to ICE common shareholders					$3.71	$3.07
Adjusted diluted earnings per share attributable to ICE common shareholders					$3.68	$3.06
Acquisition-related transaction costs are included as part of our core business expenses, except for those that are directly related to the announcement, closing, financing or termination of a transaction. However, all acquisition-related transaction and integration costs relating to NYSE and Interactive Data are included in non-GAAP adjustments given the sizes of these acquisitions. Amortization of acquisition-related intangibles are included in non-GAAP adjustments as excluding these non-cash expenses provides greater clarity regarding our financial strength and stability of cash operating results. The income tax effects relating to these items above are included in non-GAAP adjustments as well as deferred tax adjustments on acquisition-related intangibles.
Contractual Obligations and Commercial Commitments
In the first quarter of 2016, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K.

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
Critical Accounting Policies and Estimates
In the first quarter of 2016, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K.

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
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term investments, short-term and long-term restricted cash and investments, and indebtedness. As of March 31, 2016 and December 31, 2015, our cash and cash equivalents, short-term investments and short-term and long-term restricted cash and investments were $1.4 billion and $1.6 billion, respectively, of which $380 million and $439 million, respectively, were denominated in pounds sterling, euros or Canadian dollars. The remaining cash and cash equivalents, short-term investments and short-term and long-term restricted cash and investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical decrease in long-term interest rates to zero basis points would decrease annual pre-tax earnings by $2 million as of March 31, 2016, assuming no change in the amount or composition of our cash and cash equivalents, short-term investments and short-term and long-term restricted cash and investments.
Our investment in Cetip, which is recorded as an available-for-sale, long-term investment and is recorded and held in Brazilian reais, was valued at $352 million as of March 31, 2016, including an accumulated unrealized gain of $28 million. Changes in the fair value of the Cetip investment are currently reflected in accumulated other comprehensive income (loss) and do not impact earnings, except to the extent that unrealized losses are deemed to be other than temporary.
As of March 31, 2016, we had $6.8 billion in outstanding debt, of which $3.9 billion relates to senior notes and $852 million relates to the NYSE Notes, all of which bear interest at fixed interest rates. The remaining amount outstanding of $2.0 billion relates to our Commercial Paper Program, which bears interest at fluctuating rates and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates relating to the amounts outstanding under our Commercial Paper Program as of March 31, 2016 would decrease annual pre-tax earnings by $20 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity. The interest rates on our Commercial Paper Program are currently evaluated based upon current maturities and market conditions. See Item 2 “- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt” included elsewhere in this Quarterly Report.

Foreign Currency Exchange Rate Risk
As an international business, we are subject to foreign currency exchange rate risk. We may experience gains or losses from foreign currency transactions in the future given that a significant part of our assets, liabilities, revenues and expenses are recorded in euros or pounds sterling. Certain assets, liabilities, revenues and expenses of foreign subsidiaries are denominated in the local functional currency of such subsidiaries. Our exposure to foreign denominated earnings for the three months ended March 31, 2016 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Three Months Ended March 31, 2016
	Pound sterling	Euro
Average exchange rate to the U.S. dollar in the current year period	$1.4450	$1.1027
Average exchange rate to the U.S. dollar in the same period in the prior year	$1.5171	$1.1299
Average exchange rate decrease	(5)%	(2)%
Foreign denominated percentage of:
Revenues, less transaction-based expenses	10%	5%
Operating expenses	12%	4%
Operating income	8%	7%
Impact of the currency fluctuations (1) on:
Revenues, less transaction-based expenses	$(6)	$(2)
Operating expenses	$(3)	$(1)
Operating income	$(2)	$(1)

(1) Represents the impact of currency fluctuation for the three months ended March 31, 2016 compared to the same period in the prior year.
We have a significant part of our assets, liabilities, revenues and expenses recorded in pounds sterling or euros. For the three months ended March 31, 2016, 16% of our consolidated revenues, less transaction-based expenses, were denominated in pounds sterling or euros and 16% of our consolidated expenses were denominated in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.
We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We had foreign currency transaction losses of $2 million and $5 million for the three months ended March 31, 2016 and 2015, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar, which strengthened. A 10% adverse change in the underlying foreign currency exchange rates as of March 31, 2016 would result in a foreign currency transaction loss of $6 million, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity.
We entered into foreign currency hedging transactions during the three months ended March 31, 2016 as economic hedges to hedge a portion of our foreign currency transaction exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. Although we may enter into hedging transactions in the future to help mitigate our foreign exchange risk exposure, these hedging arrangements may not be effective, particularly in the event of imprecise forecasts of the levels of our non-U.S. denominated assets and liabilities.
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

	As of March 31, 2016
	Position in pounds sterling	Position in euros
Assets	£1,561	€248
of which goodwill represents	523	43
Liabilities	248	96
Net currency position	£1,313	€152
Impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$189	$17

As of March 31, 2016 and December 31, 2015, the portion of our equity attributable to accumulated other comprehensive loss from foreign currency translation was $119 million and $45 million, respectively. As of March 31, 2016, we had net exposure of pounds sterling and euros of £1.3 billion ($1.9 billion) and €152 million ($173 million), respectively. Based on these March 31, 2016 net currency positions, a hypothetical 10% decrease of pound sterling against U.S. dollar would negatively impact our equity by $189 million and a hypothetical 10% decrease of euro against U.S. dollar would negatively impact our equity by $17 million. For the three months ended March 31, 2016, currency exchange rate differences had a negative impact of $74 million on our consolidated equity.
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
Our clearing houses hold material amounts of clearing member cash deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. Refer to note 9 to our consolidated financial statements above for more information on the clearing houses cash deposits, which were $52.3 billion as of March 31, 2016. While we seek to achieve a reasonable rate of return which may generate interest income for our clearing members, we are primarily concerned with preservation of capital and managing the risks associated with these deposits. As the clearing houses may pass on interest revenues (minus costs) to the members, this could include negative or reduced yield due to market conditions. For a summary of the risks associated with this investment activity and how these risks are mitigated, see Part II, Item 7(A) “Quantitative and Qualitative Disclosures About Market Risk” in our 2015 Form 10-K.
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

PART II. Other Information

ITEM 1.    LEGAL PROCEEDINGS
We are subject to legal proceedings and claims that arise in the ordinary course of business. Typically, we do not believe that the resolution of ordinary course matters will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to the legal proceedings and claims. Refer to Part 1, Item 3, “Legal Proceedings” in our 2015 Form 10-K for a summary of our legal proceedings and claims.

ITEM  1(A).     RISK FACTORS

In the first quarter of 2016, there were no significant new risk factors from those disclosed in Part 1, Item 1A, "Risk Factors" in our 2015 Form 10-K. In addition to the other information set forth in this Quarterly Report, including the regulatory update information of Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the factors discussed under "Risk Factors" and the regulation discussion under "Business - Regulation" in our 2015 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our 2015 Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
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
The following materials from Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Loss and Redeemable Non-Controlling Interest (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*
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

Intercontinental Exchange, Inc. (Registrant)

Date: May 4, 2016	By:	/s/ Scott A. Hill
Scott A. Hill
Chief Financial Officer
(Principal Financial Officer)