Form 10-Q
period 2016-06-30
Intercontinental Exchange, Inc.
filed 2016-08-03
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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

(Do not check if a smaller company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☑
As of August 1, 2016, the number of shares of the registrant’s Common Stock outstanding was 119,133,837 shares.

INTERCONTINENTAL EXCHANGE, INC.
Form 10-Q
Quarterly Period Ended June 30, 2016
TABLE OF CONTENTS

PART I.	Financial Statements
Item 1	Consolidated Financial Statements (Unaudited):
	Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015	2
	Consolidated Statements of Income for the six and three months ended June 30, 2016 and 2015	4
	Consolidated Statements of Comprehensive Income for the six and three months ended June 30, 2016 and 2015	5
	Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Loss and Redeemable Non-Controlling Interest for the six months ended June 30, 2016 and for the year ended December 31, 2015	6
	Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015	7
	Notes to Consolidated Financial Statements	8
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4	Controls and Procedures	49

PART II.	Other Information
Item 1	Legal Proceedings	50
Item 1A	Risk Factors	50
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3	Defaults Upon Senior Securities	50
Item 4	Mine Safety Disclosures	50
Item 5	Other Information	50
Item 6	Exhibits	51
SIGNATURES		52

PART I. Financial Statements
Item 1.    Consolidated Financial Statements (Unaudited)

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	As of	As of
	June 30, 2016	December 31, 2015
Assets:
Current assets:
Cash and cash equivalents	$390	$627
Short-term investments	24	29
Short-term restricted cash and investments	722	657
Customer accounts receivable, net of allowance for doubtful accounts of $2 at June 30, 2016 and December 31, 2015	862	700
Margin deposits and guaranty funds	48,501	51,169
Prepaid expenses and other current assets	131	131
Total current assets	50,630	53,313
Property and equipment, net	1,048	1,037
Other non-current assets:
Goodwill	12,046	12,079
Other intangible assets, net	10,493	10,758
Long-term restricted cash and investments	262	263
Long-term investments	427	299
Other non-current assets	318	238
Total other non-current assets	23,546	23,637
Total assets	$75,224	$77,987

Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$350	$398
Section 31 fees payable	195	116
Accrued salaries and benefits	149	215
Deferred revenue	330	98
Short-term debt	1,811	2,591
Margin deposits and guaranty funds	48,501	51,169
Other current liabilities	102	156
Total current liabilities	51,438	54,743
Non-current liabilities:
Non-current deferred tax liability, net	2,903	2,837
Long-term debt	4,719	4,717
Accrued employee benefits	470	478
Other non-current liabilities	331	337
Total non-current liabilities	8,423	8,369
Total liabilities	59,861	63,112
Commitments and contingencies
Redeemable non-controlling interest	33	35

Equity:
Intercontinental Exchange, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; no shares issued or outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value; 500 shares authorized; 126 shares issued at June 30, 2016 and December 31, 2015, and 119 shares outstanding at June 30, 2016 and December 31, 2015	1	1
Treasury stock, at cost; 7 shares at June 30, 2016 and December 31, 2015	(1,496)	(1,448)
Additional paid-in capital	12,376	12,295
Retained earnings	4,669	4,148
Accumulated other comprehensive loss	(258)	(188)
Total Intercontinental Exchange, Inc. shareholders’ equity	15,292	14,808
Non-controlling interest in consolidated subsidiaries	38	32
Total equity	15,330	14,840
Total liabilities and equity	$75,224	$77,987

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Transaction and clearing, net	$1,789	$1,583	$860	$747
Data services	974	405	497	205
Listings	208	202	105	101
Other revenues	87	86	42	43
Total revenues	3,058	2,276	1,504	1,096
Transaction-based expenses:
Section 31 fees	196	171	98	78
Cash liquidity payments, routing and clearing	579	458	277	221
Total revenues, less transaction-based expenses	2,283	1,647	1,129	797
Operating expenses:
Compensation and benefits	472	295	236	144
Technology and communication	184	98	92	47
Professional services	69	65	37	32
Rent and occupancy	35	31	17	15
Acquisition-related transaction and integration costs	47	26	20	7
Selling, general and administrative	52	58	30	29
Depreciation and amortization	289	182	146	93
Total operating expenses	1,148	755	578	367
Operating income	1,135	892	551	430
Other income (expense):
Interest expense	(90)	(46)	(44)	(23)
Other income (expense), net	11	(7)	9	(9)
Other expense, net	(79)	(53)	(35)	(32)
Income before income tax expense	1,056	839	516	398
Income tax expense	316	227	153	109
Net income	$740	$612	$363	$289
Net income attributable to non-controlling interest	(14)	(14)	(6)	(6)
Net income attributable to Intercontinental Exchange, Inc.	$726	$598	$357	$283
Earnings per share attributable to Intercontinental Exchange, Inc. common shareholders:
Basic	$6.10	$5.37	$3.00	$2.55
Diluted	$6.07	$5.34	$2.98	$2.54
Weighted average common shares outstanding:
Basic	119	112	119	111
Diluted	120	112	120	112
Dividend per share	$1.70	$1.40	$0.85	$0.75

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Net income	$740	$612	$363	$289
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (expense) benefit of $1 and $3 for the six months ended June 30, 2016 and 2015, respectively, and ($1) and ($1) for the three months ended June 30, 2016 and 2015, respectively	(199)	19	(125)	56
Change in fair value of available-for-sale securities	129	(39)	75	31
Employee benefit plan adjustments	—	(2)	—	(2)
Other comprehensive income (loss)	(70)	(22)	(50)	85
Comprehensive income	$670	$590	$313	$374
Comprehensive income attributable to non-controlling interest	(14)	(14)	(6)	(6)
Comprehensive income attributable to Intercontinental Exchange, Inc.	$656	$576	$307	$368

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Loss
and Redeemable Non-Controlling Interest
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Shareholders' Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Value	Shares	Value
Balance, as of December 31, 2014	116	$1	(3)	$(743)	$9,938	$3,210	$(46)	$32	$12,392	$165
Other comprehensive loss	—	—	—	—	—	—	(142)	—	(142)	—
Stock consideration issued for acquisitions	9	—	—	—	2,197	—	—	—	2,197	—
Exercise of common stock options	—	—	—	—	19	—	—	—	19	—
Repurchases of common stock	—	—	(3)	(660)	—	—	—	—	(660)	—
Payments relating to treasury shares	—	—	(1)	(45)	—	—	—	—	(45)	—
Stock-based compensation	—	—	—	—	122	—	—	—	122	—
Issuance of restricted stock	1	—	—	—	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	19	—	—	—	19	—
Adjustment to redemption value	—	—	—	—	—	(5)	—	—	(5)	4
Distributions of profits	—	—	—	—	—	—	—	(16)	(16)	(11)
Dividends paid to shareholders	—	—	—	—	—	(331)	—	—	(331)	—
Purchase of subsidiary shares	—	—	—	—	—	—	—	—	—	(128)
Net income attributable to non-controlling interest	—	—	—	—	—	(21)	—	16	(5)	5
Net income	—	—	—	—	—	1,295	—	—	1,295	—
Balance, as of December 31, 2015	126	1	(7)	(1,448)	12,295	4,148	(188)	32	14,840	35
Other comprehensive loss	—	—	—	—	—	—	(70)	—	(70)	—
Exercise of common stock options	—	—	—	—	13	—	—	—	13	—
Payments relating to treasury shares	—	—	—	(48)	—	—	—	—	(48)	—
Stock-based compensation	—	—	—	—	68	—	—	—	68	—
Distributions of profits	—	—	—	—	—	—	—	(7)	(7)	(3)
Dividends paid to shareholders	—	—	—	—	—	(205)	—	—	(205)	—
Net income attributable to non-controlling interest	—	—	—	—	—	(14)	—	13	(1)	1
Net income	—	—	—	—	—	740	—	—	740	—
Balance, as of June 30, 2016	126	$1	(7)	$(1,496)	$12,376	$4,669	$(258)	$38	$15,330	$33

	As of	As of
	June 30, 2016	December 31, 2015
Accumulated other comprehensive loss was as follows:
Foreign currency translation adjustments	$(244)	$(45)
Fair value of available-for-sale securities	103	(26)
Comprehensive income from equity method investment	2	2
Employee benefit plans adjustments	(119)	(119)
Accumulated other comprehensive loss	$(258)	$(188)

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income	$740	$612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	289	182
Stock-based compensation	60	47
Deferred taxes	49	(38)
Amortization of fair market value premium on NYSE Notes	—	(23)
Other	4	(17)
Changes in assets and liabilities:
Customer accounts receivable	(157)	(91)
Other current and non-current assets	(21)	(25)
Section 31 fees payable	79	31
Deferred revenue	257	237
Other current and non-current liabilities	(197)	(145)
Total adjustments	363	158
Net cash provided by operating activities	1,103	770

Investing activities:
Capital expenditures	(96)	(92)
Capitalized software development costs	(61)	(44)
Proceeds from term deposits and sales of available-for-sale investments	—	1,084
Decrease (increase) in restricted cash and investments	(75)	11
Other	(70)	(60)
Net cash provide by (used in) investing activities	(302)	899

Financing activities:
Repayments of debt facilities and commercial paper, net	(781)	(918)
Dividends to shareholders	(205)	(158)
Repurchases of common stock	—	(399)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(48)	(39)
Distributions of profits to non-controlling interest	(10)	(17)
Purchase of subsidiary shares from non-controlling interest	—	(128)
Other	13	24
Net cash used in financing activities	(1,031)	(1,635)
Effect of exchange rate changes on cash and cash equivalents	(7)	(8)
Net increase (decrease) in cash and cash equivalents	(237)	26
Cash and cash equivalents, beginning of period	627	652
Cash and cash equivalents, end of period	$390	$678

Supplemental cash flow disclosure:
Cash paid for income taxes	$275	$233
Cash paid for interest	$88	$91

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.	Description of Business
We are a leading global operator of regulated exchanges, clearing houses and listings venues, and a provider of data services for commodity and financial markets. We operate regulated marketplaces for trading, listing and clearing a broad array of derivatives and securities contracts across major asset classes, including energy and agricultural commodities, interest rates, equities, equity derivatives, exchange traded funds, credit derivatives, bonds and currencies. We offer end-to-end market data services to support the trading, investment, risk management and connectivity needs of customers across virtually all asset classes.
Our exchanges include futures exchanges in the United States, or U.S., United Kingdom, or U.K., Continental Europe, Canada and Singapore and cash equities exchanges and equity options exchanges in the U.S. We also operate over-the-counter, or OTC, markets for physical energy and credit default swaps, or CDS, trade execution. To serve global derivatives markets, we operate central counterparty clearing houses in the U.S., U.K., Continental Europe, Canada and Singapore (Note 9). We offer a range of data and connectivity services to customers in global financial and commodity markets, including fixed income pricing and reference data, analytics, feeds, desktops and connectivity solutions. Through our markets, clearing houses, listings and data services, we provide end-to-end solutions for our customers through liquid markets, benchmark products, access to capital markets, information, and a range of related services to support their ability to manage risk and raise capital.

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
Preparing financial statements requires us to make certain estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from these estimates. The results of operations for the six months and three months ended June 30, 2016 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
The accompanying unaudited consolidated financial statements include the accounts of us and our wholly-owned and controlled subsidiaries. All intercompany balances and transactions between us and our wholly-owned and controlled subsidiaries have been eliminated in the consolidation. For those consolidated subsidiaries in which our ownership is less than 100% and for which we have control over the assets and liabilities and the management of the entity, the outside stockholders’ interests are shown as non-controlling interests. In instances where outside stockholders’ hold an option to require us to repurchase the outside stockholders' interest, these interests are shown as redeemable non-controlling interests.
New and Recently Adopted Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. ASU 2016-01 provides updated guidance for the recognition, measurement, presentation, and disclosure of certain financial assets and liabilities, including the requirement that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 is effective for annual and interim reporting periods beginning after December 15, 2017. On the adoption of ASU 2016-01, changes in the fair value of our equity investment in Cetip, S.A., or Cetip, will no longer be reflected in accumulated other comprehensive income but will be recognized in net income. As of June 30, 2016, our investment in Cetip included an accumulated unrealized gain of $103 million (Note 10). During the six months and three months ended June 30, 2016, the change in the fair value of the Cetip investment was an increase of $128 million and $75 million, respectively. Once adopted, such fair value changes will be reported as other income (expense) under ASU 2016-01. We are currently evaluating this guidance to determine any additional potential impact on our consolidated financial statements upon adoption.
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
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. ASU 2016-09 provides updated guidance for the recognition, measurement, presentation, and disclosure of certain components of stock compensation. The guidance includes the recognition of all excess tax benefits/deficiencies in the statement of income and classification as operating activities within the statement of cash flows, as well as the option to account for forfeitures based on awards expected to vest or as they occur. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. We decided to adopt ASU 2016-09 early as of January 1, 2016 on a prospective basis. As a result, for the six months and three months ended June 30, 2016, we recorded $12 million and $1 million, respectively, in excess tax benefits within our consolidated statements of income (Note 8). No other terms of the adopted guidance resulted in any significant impact on our consolidated financial statements.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. For the six months and three months ended June 30, 2015, we reclassified $47 million and $23 million, respectively, of transaction based expenses in transaction and clearing revenues, net to transaction based expenses for consistency of how we report our cash equities markets. The amounts reclassified to transaction based expenses relate to equity options markets. For the six months and three months ended June 30, 2015, we also reclassified $27 million and $14 million, respectively, in connectivity fees from other revenues to data services revenues.

3.	Acquisitions
Interactive Data Acquisition
On December 14, 2015, we acquired 100% of Interactive Data Holdings Corporation, or Interactive Data, in a stock and cash transaction. The total purchase price was $5.6 billion comprised of cash consideration of $4.1 billion and 6.5 million shares of our common stock. The cash consideration was funded from $2.5 billion of net proceeds received on November 24, 2015 in connection with the offering of new senior notes and $1.6 billion of borrowing under our commercial paper program (Note 6). Interactive Data is a leading provider of financial market data, analytics and related data solutions, serving financial institutions, asset management firms, hedge funds, securities and the financial instrument processing and administration sectors. ICE Data Services is the marketing name we use to refer to the suite of pricing, market data, analytics, and related services offered by us and certain of our affiliates, including Interactive Data and its subsidiaries.
The total purchase price was allocated to Interactive Data’s preliminary tangible and identifiable intangible assets and liabilities based on the estimated fair values of those assets as of December 14, 2015, as set forth below. The excess of the purchase price over the preliminary net tangible and identifiable intangible assets was recorded as goodwill and assigned to our data and listings reporting unit. The adjusted preliminary purchase price allocation is as follows (in millions):

Cash and cash equivalents	$301
Goodwill	3,247
Identifiable intangible assets	2,883
Other assets and liabilities, net	268
Deferred tax liabilities on identifiable intangible assets	(1,071)
Total purchase price	$5,628

In performing the preliminary purchase price allocation, we considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of Interactive Data’s business. We have not yet obtained all of the information related to the fair value of the acquired assets and liabilities related to the acquisition to finalize the purchase price allocation. However, during the six months ended June 30, 2016, we adjusted the preliminary purchase price allocation based on updated fair value analyses of the Interactive Data tangible and intangible assets and liabilities. The fair value adjustments reflected in the tables above and below primarily result in an increase in data/databases intangible assets of $33 million, a decrease in trade name and trademarks intangible assets of $21 million, a decrease in customer relationship intangible assets of $17 million, a decrease in other assets and liabilities, net of $28 million, an increase in deferred tax liabilities on identifiable intangible assets of $20 million, and a corresponding increase in goodwill of $47 million. The income statement impact for 2015 related to these fair value adjustments is not significant and has been recorded in 2016 in accordance with ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments.

The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of income taxes (including uncertain tax positions) and certain other tangible assets and liabilities. The allocation of the purchase price will be finalized upon the completion of the analysis of the acquired assets and liabilities during the year ended December 31, 2016.

The following table sets forth the components of the preliminary intangible assets associated with the acquisition as of June 30, 2016 (in millions, except years):

Preliminary Intangible Assets	Acquisition-Date Preliminary Fair Value	Foreign Currency Translation	Accumulated Amortization	Net Book Value	Useful Life (Years)
Customer relationships	$2,452	$(45)	$(55)	$2,352	20 to 25
Developed technology	168	(3)	(13)	152	5 to 8
In-process research and development	129	(3)	—	126	N/A
Data/databases	109	(1)	(16)	92	4
Trade names and trademarks	12	—	(6)	6	2
Market data provider relationships	11	—	—	11	20
Non-compete agreements	2	—	(1)	1	1
Total	$2,883	$(52)	$(91)	$2,740

As of June 30, 2016, $11 million of the in-process research and development has been moved to developed technology with a useful life of seven years.
Trayport Acquisition
On December 11, 2015, we acquired 100% of Trayport in a stock transaction. The total purchase price was $620 million, comprised of 2.5 million shares of our common stock. Trayport is a software company that licenses its technology to serve exchanges, OTC brokers and traders to facilitate electronic and hybrid trade execution primarily in the energy markets. The Competition and Markets Authority in the U.K. is currently reviewing our acquisition of Trayport under the merger control laws of the U.K. During the pendency of the review, we have limited ability to integrate Trayport's operations in to our existing business operations and the review could force us to take actions that may result in us not realizing the benefits of the acquisition. The timing of a final decision is uncertain at this time.
The total purchase price was allocated to Trayport’s preliminary tangible and identifiable intangible assets and liabilities based on the estimated fair values of those assets as of December 11, 2015, as set forth below. The excess of the purchase price over the preliminary net tangible and identifiable intangible assets was recorded as goodwill and assigned to our data and listings reporting unit. The preliminary purchase price allocation is as follows (in millions):

Goodwill	$388
Identifiable intangible assets	274
Other assets and liabilities, net	8
Deferred tax liabilities on identifiable intangible assets	(50)
Total purchase price	$620

In performing the preliminary purchase price allocation, we considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of Trayport's business. We have not yet obtained all of the information related to the fair value of the acquired assets and liabilities related to the acquisition to finalize the purchase price allocation. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of income taxes (including uncertain tax positions) and certain other tangible assets and liabilities. The allocation of the purchase price will be finalized upon the completion of the analysis of the acquired assets and liabilities during the year ended December 31, 2016.

The following table sets forth the components of the preliminary intangible assets associated with the acquisition as of June 30, 2016 (in millions, except years):

Preliminary Intangible Assets	Acquisition-Date Preliminary Fair Value	Foreign Currency Translation	Accumulated Amortization	Net Book Value	Useful Life (Years)
Customer relationships	$242	$(30)	$(7)	$205	20
Developed technology	14	(1)	(2)	11	3 to 5
Trade names and trademarks	18	(2)	—	16	Indefinite
Total	$274	$(33)	$(9)	$232
Pro Forma Information
The financial information in the table below summarizes the combined results of operations of us, Interactive Data and Trayport, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of the periods presented. This pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information, including, without limitation, purchase accounting adjustments. The pro forma financial information does not reflect any synergies or operating cost reductions that have been and may be achieved from the combined operations. The pro forma financial information combines the historical results for us, Interactive Data and Trayport for the six months and three months ended June 30, 2015 in the following table (in millions, except per share amounts).

	Six Months Ended June 30, 2015	Three Months Ended June 30, 2015
Total revenues, less transaction-based expenses	$2,153	$1,053
Operating income	996	478
Net income attributable to ICE	632	299
Earnings per common share:
Basic	$5.25	$2.49
Diluted	$5.22	$2.48
Pending Acquisition
In March 2016, we entered into a definitive agreement with McGraw Hill Financial to acquire Standard & Poor’s Securities Evaluations, Inc., or SPSE, a provider of fixed income evaluated pricing, and Credit Market Analysis Limited, or CMA, a provider of independent data for the OTC markets. When, and if, completed, the acquisition will enable us to offer customers new data and valuation services. Under the terms of the agreement, we can elect to satisfy our payment of the purchase price upon closing in either cash or shares of our common stock. The completion of the transaction is subject to obtaining regulatory approvals.

4.	Goodwill and Other Intangible Assets

The following is a summary of the activity in the goodwill balance for the six months ended June 30, 2016 (in millions):

Goodwill balance at December 31, 2015	$12,079
Foreign currency translation	(79)
Other activity, net	46
Goodwill balance at June 30, 2016	$12,046
The following is a summary of the activity in the other intangible assets balance for the six months ended June 30, 2016 (in millions):

Other intangible assets balance at December 31, 2015	$10,758
Foreign currency translation	(95)
Other activity, net	(6)
Amortization of other intangible assets	(164)
Other intangible assets balance at June 30, 2016	$10,493

The foreign currency translation adjustments in the tables above resulted from a portion of our goodwill and other intangible assets being held at our U.K., Continental European and Canadian subsidiaries, some of whose functional currencies are not the U.S.

dollar. The foreign currency translation decrease for the six months ended June 30, 2016 is primarily due to certain of our goodwill and intangible assets being recorded in pounds sterling, which decreased in value due to the weakening pound sterling exchange rate following the U.K. referendum vote in late June 2016 to leave the European Union.

The changes in other activity, net in the tables above primarily relate to adjustments to the fair value of the net tangible and identifiable intangible assets and liabilities relating to the Interactive Data acquisition, with a corresponding adjustment to goodwill (Note 3). We did not recognize any impairment losses on goodwill or other intangible assets during the six months and three months ended June 30, 2016 and 2015.

5.	Deferred Revenue

Deferred revenue represents cash received that is yet to be recognized as revenue. Total deferred revenue was $442 million as of June 30, 2016, including $330 million in current deferred revenue and $112 million in non-current deferred revenue. The changes in our deferred revenue during the six months ended June 30, 2016 are as follows (in millions):

	Annual Listings Revenue	Original Listings Revenues	Other Listings Revenues	Data Services and Other Revenues	Total
Deferred revenue balance at December 31, 2015	$—	$50	$59	$81	$190
Additions	363	12	43	263	681
Amortization	(183)	(4)	(21)	(221)	(429)
Deferred revenue balance at June 30, 2016	$180	$58	$81	$123	$442

6.	Debt

Our total debt, including short-term and long-term debt, consisted of the following as of June 30, 2016 and December 31, 2015 (in millions):

	As of June 30, 2016	As of December 31, 2015
Debt:
Commercial Paper	$1,811	$2,591
Short-term debt	1,811	2,591
NYSE USD Notes (2.00% senior unsecured notes due October 5, 2017)	852	852
2018 Senior Notes (2.50% senior unsecured notes due October 15, 2018)	597	597
2020 Senior Notes (2.75% senior unsecured notes due December 1, 2020)	1,240	1,239
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	789	789
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,241	1,240
Long-term debt	4,719	4,717
Total debt	$6,530	$7,308
Credit Facility
We have entered into a $3.0 billion senior unsecured revolving credit facility, or the Credit Facility, with a maturity date of November 13, 2020. The Credit Facility includes an option for us to propose an increase in the aggregate amount available for borrowing by up to $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. On November 13, 2015, we utilized this option to increase the amount of the Credit Facility to $3.4 billion. The commitments under the Credit Facility will automatically reduce to $2.95 billion on April 3, 2019. No amounts were outstanding under the Credit Facility as of June 30, 2016.
Of the $3.4 billion that is currently available for borrowing under the Credit Facility, $1.8 billion is required to back-stop the amount outstanding under our Commercial Paper Program as of June 30, 2016. The amount required to back-stop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $1.6 billion as of June 30, 2016 is available to us to use for working capital and general corporate purposes including, but not limited to, acting as a back-stop to the amounts outstanding under the Commercial Paper Program.
364 Day Facility
In November 2015, we entered into a $500 million 364 day senior unsecured revolving credit facility, or the 364 Day Facility. The amounts available under the 364 Day Facility are available for use by us for working capital and general corporate purposes, but specifically excluding any use to back-stop amounts issued under the Commercial Paper Program. The commitments under the 364 Day Credit Facility were reduced to $375 million on May 13, 2016 and will be automatically reduced to $250 million on August 13, 2016. No amounts were outstanding under the 364 Day Facility as of June 30, 2016.

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
Commercial paper notes of $1.8 billion with original maturities ranging from 1 to 89 days were outstanding as of June 30, 2016 under our Commercial Paper Program. As of June 30, 2016, the weighted average interest rate on the $1.8 billion outstanding under our Commercial Paper Program was 0.54% per annum, with a weighted average maturity of 18 days. We repaid $781 million of the amounts outstanding under the Commercial Paper Program during the six months ended June 30, 2016 using cash flows from operations and a portion of our unrestricted cash balances.
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
NYSE Notes
In connection with our acquisition on November 13, 2013 of NYSE Euronext, which we refer to as NYSE following the initial public offering and sale of Euronext in 2014, we assumed NYSE's outstanding debt instruments, which included $850 million of 2.00% senior unsecured fixed rate notes due in October 2017, or the NYSE USD Notes, and €920 million ($1.1 billion) of 5.375% senior unsecured fixed rate notes that were due in June 2015, or the NYSE EUR Notes, and together with the NYSE USD Notes, the NYSE Notes. On June 30, 2015, we repaid the NYSE EUR Notes using cash that had been set aside in July 2014 from the proceeds of the sale of Euronext.
During the six months and three months ended June 30, 2015, the amortization of the increase in the fair value of the NYSE Notes that was recorded in connection with the NYSE acquisition purchase accounting was $23 million and $11 million, respectively. No significant amortization expenses were recorded after the repayment of the NYSE EUR Notes.

7.	Equity
We currently sponsor employee and director stock option and restricted stock plans. Stock options and restricted stock are granted at the discretion of the compensation committee of the board of directors. All stock options and restricted stock awards are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options and restricted stock on the date of grant is recognized as expense over the vesting period, net of estimated forfeitures. The non-cash compensation expenses recognized in our consolidated statements of income for stock options and restricted stock were $60 million and $47 million for the six months ended June 30, 2016 and 2015, respectively, and $31 million and $23 million for the three months ended June 30, 2016 and 2015, respectively.
Stock Option Plans
The following is a summary of stock options for the six months ended June 30, 2016:

	Number of Options	Weighted Average Exercise Price per Option
Outstanding at December 31, 2015	774,551	$159.66
Granted	150,323	250.07
Exercised	(92,653)	143.45
Outstanding at June 30, 2016	832,221	177.80

Details of stock options outstanding as of June 30, 2016 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Vested or expected to vest	832,221	$177.80	6.9	$65
Exercisable	559,552	$151.84	5.9	$58
The total intrinsic value of stock options exercised during the six months ended June 30, 2016 and 2015 were $10 million and $14 million, respectively, and $7 million and $9 million for the three months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there was $11 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.0 years as the stock options vest.
We use the Black-Scholes option pricing model for purposes of valuing stock option awards. During the six months ended June 30, 2016 and 2015, we used the weighted-average assumptions in the table below to compute the value of all options for shares of common stock granted to employees:

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
Restricted Stock Plans
In January 2016, we reserved a maximum of 330,924 restricted shares for potential issuance as performance-based restricted shares to certain of our employees. The number of shares that will ultimately be granted under the performance awards will be based on our actual financial performance as compared to financial performance targets set by our board of directors and compensation committee for the year ending December 31, 2016. The maximum compensation expense to be recognized under these performance-based restricted shares is $80 million if the maximum financial performance target is met and all 330,924 shares vest. The compensation expense to be recognized under these performance-based restricted shares will be $39 million if the target financial performance is met, which would result in 165,462 shares vesting. These restricted shares are also subject to a market condition that could reduce the number of shares that are ultimately granted. We will recognize expense on an accelerated basis over the three-year vesting period based on our quarterly assessment of the probable 2016 actual financial performance as compared to the 2016 financial performance targets. As of June 30, 2016, we determined that it is probable that the financial performance level will be at target for 2016. Based on this assessment, we recorded non-cash compensation expense of $11 million and $6 million for the six months and three months ended June 30, 2016, respectively, related to these shares and the remaining $28 million in non-cash compensation expense will be recorded on an accelerated basis over the remaining vesting period, including $13 million of which will be recorded over the remainder of 2016.
The following is a summary of the non-vested restricted shares for the six months ended June 30, 2016:

	Number of Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share
Non-vested at December 31, 2015	1,254,235	$199.44
Granted	580,901	248.45
Vested	(447,715)	187.50
Forfeited	(36,541)	225.76
Non-vested at June 30, 2016	1,350,880	224.22
Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance-based shares have been presented to reflect the actual shares to be issued based on the achievement of past performance targets. Non-vested performance-based restricted shares granted are presented in the table above at the maximum number of restricted shares that would vest if the maximum performance targets are met. As of June 30, 2016, there were $174 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted-average period of 1.6 years as the restricted stock vests. These unrecognized compensation costs assume that a target performance level will be met on the performance-based restricted shares granted in January 2016. During the six months ended June 30, 2016 and 2015, the total fair value of restricted stock vested under all restricted stock plans was $112 million and $86 million, respectively.
Stock Repurchase Program
During 2015, our stock repurchases were completed under stock repurchase plans authorized by our board of directors. In connection with our acquisition of Interactive Data during the fourth quarter of 2015, we suspended our stock repurchase plan and that plan has now expired. We did not repurchase any of our outstanding common stock during the six months ended June 30, 2016. The timing and extent of future repurchases, if any, that are not made pursuant to a Rule 10b5-1 trading plan will be at our discretion and will depend upon many conditions. Our management and board of directors periodically review whether or not to be active in repurchasing our stock. In making a determination regarding any stock repurchases, we consider multiple factors. The factors may include: overall stock market conditions, our common stock price movements, the remaining amount authorized for repurchases by our board of directors, the potential impact of a stock repurchase program on our corporate debt ratings, our expected free cash flow and working capital needs, our current and future planned strategic growth initiatives, and other potential uses of our cash and capital resources.
In August 2016, our board of directors approved an aggregate of $1.0 billion for future repurchases of our common stock with no fixed expiration date, subject to applicable laws and regulations. Repurchases may be made from time to time on the open market, through established plans, in privately-negotiated transactions or otherwise, in accordance with all applicable securities laws, rules and regulations. We plan to enter into a Rule 10b5-1 trading plan in the future to govern the repurchase of our shares of common stock. Assuming we do begin to repurchase our shares of common stock in the future, we may discontinue the stock repurchases at any time and may terminate the Rule 10b5-1 trading plan. The approval for the share repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our board of directors may increase or decrease the amount of capacity we have for repurchases from time to time.

8.	Income Taxes
Our effective tax rate was 30% and 27% for the six months ended June 30, 2016 and 2015, respectively, and 30% and 27% for the three months ended June 30, 2016 and 2015. The effective tax rates for the six months and three months ended June 30, 2016 and 2015 were lower than the federal statutory rate primarily due to favorable foreign income tax rate differentials, partially offset by state income taxes. The favorable foreign income tax rate differential results primarily from lower tax rates in the U.K. The effective tax rates for the six months and three months ended June 30, 2016 are higher than the effective tax rate for the comparable periods in 2015 primarily due to a mix of foreign versus U.S. based income and an increase to deferred income taxes in the current year, partially offset by the tax benefit from the early adoption of ASU 2016-09 (Note 2).
Our non-U.S. subsidiaries had $3.3 billion in cumulative undistributed earnings as of June 30, 2016. This amount represents the post-income tax earnings under GAAP adjusted for previously taxed income. The earnings from our non-U.S. subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability is not practicable. Any future distribution by way of dividend of these non-U.S. earnings may subject us to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to various non-U.S. countries.

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

Each of the ICE Clearing Houses requires all clearing members to maintain cash on deposit or pledge certain assets, which may include government obligations, non-government obligations, letters of credit or gold to guarantee performance of the clearing members’ open positions. Such amounts in total are known as “original margin”. The ICE Clearing Houses may make intraday original margin calls in circumstances where market conditions require additional protection. The daily profits and losses from and to the ICE Clearing Houses due to the marking-to-market of open contracts is known as “variation margin”. The ICE Clearing Houses mark all outstanding contracts to market, and therefore pay and collect variation margin, at least once daily, and in some cases multiple times throughout the day. Marking-to-market allows the ICE Clearing Houses to identify any clearing members that may be unable to satisfy the financial obligations resulting from changes in the prices of their open contracts before those financial obligations become exceptionally large and jeopardize the ability of the ICE Clearing Houses to ensure financial performance of clearing members’ open positions.
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
The ICE Clearing Houses seek to reduce their exposure through a risk management program that includes initial and ongoing financial standards for clearing member admission and continued membership, original and variation margin requirements, and mandatory deposits to the guaranty fund. The amounts that the clearing members are required to maintain in the original margin and guaranty fund accounts are determined by standardized parameters established by the risk management departments and reviewed by the risk committees and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time. As of June 30, 2016 and December 31, 2015, the ICE Clearing Houses have received or have been pledged $89.1 billion and $87.2 billion, respectively, in cash and non-cash collateral in original margin and guaranty fund deposits to cover price movements of underlying contracts for both periods. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations up to the limits established under the respective rules of each ICE Clearing House.
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
We have contributed $150 million, $50 million and $50 million in cash to the ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. guaranty funds, respectively, as of June 30, 2016, and such amounts are at risk and could be used in the event of a clearing member default where the amount of the defaulting clearing member’s original margin and guaranty fund deposits are insufficient. The $250 million combined contributions to the guaranty funds as of June 30, 2016 and December 31, 2015 are included in long-term restricted cash in the accompanying consolidated balance sheets.
As of June 30, 2016, our cash margin deposits and guaranty fund are as follows for the ICE Clearing Houses (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	Other ICE Clearing Houses	Total
Original margin	$25,177	$14,176	$4,445	$160	$43,958
Guaranty fund	2,797	1,431	303	12	4,543
Total	$27,974	$15,607	$4,748	$172	$48,501
As of December 31, 2015, our cash margin deposits and guaranty fund are as follows for the ICE Clearing Houses (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	Other ICE Clearing Houses	Total
Original margin	$28,454	$13,750	$3,882	$159	$46,245
Guaranty fund	2,589	2,011	311	13	4,924
Total	$31,043	$15,761	$4,193	$172	$51,169
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
Except with respect to ICE Clear Credit, the majority of the cash held by the ICE Clearing Houses is secured in reverse repurchase agreements with primarily overnight maturities or direct investment in U.S. government securities. ICE Clear Credit has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and has been authorized to establish and maintain a cash account at the Federal Reserve Bank of Chicago. ICE Clear Credit held $7.3 billion of its U.S. dollar cash in the guaranty fund and in original margin in the cash account at the Federal Reserve Bank of Chicago as of June 30, 2016. The remaining cash deposits at the ICE Clearing Houses are held in demand deposit accounts at large, highly rated financial institutions and directly in U.S. Treasury securities with original maturities of less than 12 months.
In addition to the cash deposits for original margin and the guaranty fund, the ICE Clearing Houses have also received other assets from clearing members, which may include government obligations, certain agency and corporate debt, letters of credit or gold to mitigate credit risk. These assets are not reflected in the accompanying consolidated balance sheets as the risks and rewards of these assets remain with the clearing members unless the ICE Clearing Houses have sold or re-pledged the assets or in the event of a clearing member default, where the clearing member is no longer entitled to redeem the assets. Any income, gain or loss accrues to the clearing member. For certain non-cash deposits, the ICE Clearing Houses may impose discount or “haircut” rates to ensure adequate collateral levels to account for fluctuations in the market value of these deposits. As of June 30, 2016 and December 31, 2015, the assets pledged by the clearing members as original margin and guaranty fund deposits for each of the ICE Clearing Houses are detailed below (in millions):

	As of June 30, 2016				As of December 31, 2015
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	Other ICE Clearing Houses	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	Other ICE Clearing Houses
Original margin:
Government securities at face value	$23,465	$6,157	$9,862	$44	$21,690	$4,989	$8,161	$97
Letters of credit	—	—	—	389	—	—	—	381
Total	$23,465	$6,157	$9,862	$433	$21,690	$4,989	$8,161	$478
Guaranty fund:
Government securities at face value	$261	$179	$153	$45	$267	$229	$158	$61

10.	Fair Value Measurements
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
Financial assets and liabilities recorded in the accompanying consolidated balance sheets as of June 30, 2016 and December 31, 2015 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. Financial instruments measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 are as follows (in millions):

	As of June 30, 2016			As of December 31, 2015
	Level 1	Level 2 and 3	Total	Level 1	Level 2 and 3	Total
Assets at fair value:
Long-term investment in equity securities	$427	$—	$427	$299	$—	$299
U.S. Treasury securities	503	—	503	449	—	449
Mutual Funds	24	—	24	29	—	29
Total assets at fair value	$954	$—	$954	$777	$—	$777
As of June 30, 2016, the fair value of our $1.24 billion 2020 Senior Notes was $1.30 billion, the fair value of our $1.24 billion 2025 Senior Notes was $1.35 billion, the fair value of our $852 million NYSE USD Notes was $860 million, the fair value of our $789 million 2023 Senior Notes was $865 million, and the fair value of our $597 million 2018 Senior Notes was $615 million. The fair values of these fixed rate notes were estimated using quoted market prices for these instruments. The fair value of our commercial paper approximates the carrying value since the rates of interest on this short-term debt approximate market rates as of June 30, 2016. All other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.
The long-term investment in equity securities represents our investment in Cetip, which is recorded as an available-for-sale investment, and is recorded and held in Brazilian reais. Cetip was valued at $427 million as of June 30, 2016, using its quoted market price. Changes in the fair value of the Cetip investment are currently reflected in accumulated other comprehensive income (loss) and do not impact earnings, except to the extent that unrealized losses are deemed to be other than temporary (Note 2). As of June 30, 2016, we had an accumulated unrealized gain related to this investment of $103 million.
In April 2016, Cetip and BM&FBOVESPA in Brazil entered into a merger agreement. Consummation of the merger remains subject to approval by the regulatory bodies of the Central Bank of Brazil, the Securities and Exchange Commission of Brazil and Brazil’s Council for Economic Defense. The proposed merger values Cetip at R$43.79 per share based upon the June 30, 2016 BM&FBOVESPA closing stock price. Under the terms of the merger agreement, Cetip shareholders will receive a combination of cash (75%) and BM&FBOVESPA stock (25%). Given that a portion of the purchase price consists of BM&FBOVESPA stock, the merger agreement includes an adjustment mechanism that provides for a stock valuation based on the BMF&BOVESPA average trading price during the 30 trading days preceding the last required regulatory approval, with a minimum stock valuation of R$42.00 per share and a maximum stock valuation of R$48.51 per share.
As of June 30, 2016, we held $503 million in U.S. Treasury securities, all of which had remaining maturities of less than one year at the date of purchase. Of these securities, $33 million were recorded as cash and cash equivalents, $320 million were recorded as short-term restricted cash and investments and $150 million were recorded as long-term restricted cash and investments in the accompanying consolidated balance sheet as of June 30, 2016. All of the U.S. Treasury securities recorded as cash and cash equivalents have original maturities of less than 90 days.
We did not use Level 2 and 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of June 30, 2016 or December 31, 2015. We measure certain assets, such as intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of June 30, 2016 and December 31, 2015, none of these assets were required to be recorded at fair value since no impairment indicators were present.

11.	Condensed Consolidating Financial Statements (Unaudited)

In connection with our acquisition of NYSE, Intercontinental Exchange, Inc., or ICE, and NYSE Holdings LLC, or NYSE Holdings, established various guarantees to protect against structural subordination of each entity’s existing indebtedness. NYSE Holdings is our 100% owned subsidiary and fully and unconditionally guarantees, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of our senior notes. Similarly, ICE fully and unconditionally guarantees, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of the NYSE USD Notes. The guarantees will remain in place until each applicable debt obligation has been satisfied.

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

Intercontinental Exchange, Inc.
Condensed Consolidating Balance Sheets
As of June 30, 2016
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$2	$—	$388	$—	$390
Intercompany receivable	3,267	—	312	(3,579)	—
Margin deposits and guaranty funds	—	—	48,501	—	48,501
Notes receivable from affiliate, current	—	343	—	(343)	—
Other current assets	2	—	1,737	—	1,739
Total current assets	3,271	343	50,938	(3,922)	50,630
Property and equipment, net	—	—	1,048	—	1,048
Other non-current assets:
Goodwill and other intangible assets, net	—	—	22,539	—	22,539
Investment in subsidiaries	21,776	13,925	—	(35,701)	—
Notes receivable from affiliate, non-current	—	5,433	4,689	(10,122)	—
Other non-current assets	91	10	906	—	1,007
Total other non-current assets	21,867	19,368	28,134	(45,823)	23,546
Total assets	$25,138	$19,711	$80,120	$(49,745)	$75,224

Current liabilities:
Short-term debt	$1,811	$—	$—	$—	$1,811
Margin deposits and guaranty funds	—	—	48,501	—	48,501
Intercompany payable	—	3,579	—	(3,579)	—
Notes payable to affiliates, current	281	—	62	(343)	—
Other current liabilities	24	—	1,102	—	1,126
Total current liabilities	2,116	3,579	49,665	(3,922)	51,438
Non-current liabilities:
Long-term debt	3,868	851	—	—	4,719
Notes payable to affiliates, non-current	3,858	831	5,433	(10,122)	—
Other non-current liabilities	4	—	3,700	—	3,704
Total non-current liabilities	7,730	1,682	9,133	(10,122)	8,423
Total liabilities	9,846	5,261	58,798	(14,044)	59,861
Redeemable non-controlling interest	—	—	33	—	33

Equity:
Total shareholders' equity	15,292	14,450	21,251	(35,701)	15,292
Non-controlling interest in consolidated subsidiaries	—	—	38	—	38
Total equity	15,292	14,450	21,289	(35,701)	15,330
Total liabilities and equity	$25,138	$19,711	$80,120	$(49,745)	$75,224

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

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Six Months Ended June 30, 2016
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing, net	$—	$—	$1,789	$—	$1,789
Data services	—	—	974	—	974
Listings and other revenues	—	—	295	—	295
Revenues	—	—	3,058	—	3,058
Transaction-based expenses	—	—	775	—	775
Revenues, less transaction-based expenses	—	—	2,283	—	2,283
Operating expenses:
Compensation and benefits	1	—	471	—	472
Technology and communication	—	—	184	—	184
Acquisition-related transaction and integration costs	—	—	47	—	47
Selling, general, administrative and other	—	—	156	—	156
Depreciation and amortization	—	—	289	—	289
Operating expenses	1	—	1,147	—	1,148
Operating income (loss)	(1)	—	1,136	—	1,135
Intercompany interest on loans	(10)	16	(6)	—	—
Other income (expense), net	(79)	(8)	8	—	(79)
Total other income (expense), net	(89)	8	2	—	(79)
Income (loss) before income taxes	(90)	8	1,138	—	1,056
Income tax expense	—	—	316	—	316
Equity earnings from subsidiaries	816	611	—	(1,427)	—
Net income	$726	$619	$822	$(1,427)	$740
Net income attributable to non-controlling interest	—	—	(14)	—	(14)
Net income attributable to ICE	$726	$619	$808	$(1,427)	$726

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Comprehensive Income
Six Months Ended June 30, 2016
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income	$726	$619	$822	$(1,427)	$740
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	(199)	—	(199)
Change in fair value of available-for-sale-securities	—	—	129	—	129
Total other comprehensive loss	—	—	(70)	—	(70)
Comprehensive loss of subsidiaries	(70)	(18)	—	88	—
Comprehensive income	656	601	752	(1,339)	670
Comprehensive income attributable to non-controlling interests	—	—	(14)	—	(14)
Comprehensive income attributable to ICE	$656	$601	$738	$(1,339)	$656

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Three Months Ended June 30, 2016
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing, net	$—	$—	$860	$—	$860
Data services	—	—	497	—	497
Listings and other revenues	—	—	147	—	147
Revenues	—	—	1,504	—	1,504
Transaction-based expenses	—	—	375	—	375
Revenues, less transaction-based expenses	—	—	1,129	—	1,129
Operating expenses:
Compensation and benefits	1	—	235	—	236
Technology and communication	—	—	92	—	92
Acquisition-related transaction and integration costs	—	—	20	—	20
Selling, general, administrative and other	—	—	84	—	84
Depreciation and amortization	—	—	146	—	146
Operating expenses	1	—	577	—	578
Operating income (loss)	(1)	—	552	—	551
Intercompany interest on loans	(6)	8	(2)	—	—
Other income (expense), net	(38)	(4)	7	—	(35)
Total other income (expense), net	(44)	4	5	—	(35)
Income (loss) before income taxes	(45)	4	557	—	516
Income tax expense	—	—	153	—	153
Equity earnings from subsidiaries	402	324	—	(726)	—
Net income	$357	$328	$404	$(726)	$363
Net income attributable to non-controlling interest	—	—	(6)	—	(6)
Net income attributable to ICE	$357	$328	$398	$(726)	$357

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Comprehensive Income
Three Months Ended June 30, 2016
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income	$357	$328	$404	$(726)	$363
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	(125)	—	(125)
Change in fair value of available-for-sale-securities	—	—	75	—	75
Total other comprehensive loss	—	—	(50)	—	(50)
Comprehensive loss of subsidiaries	(50)	(28)	—	78	—
Comprehensive income	307	300	354	(648)	313
Comprehensive income attributable to non-controlling interests	—	—	(6)	—	(6)
Comprehensive income attributable to ICE	$307	$300	$348	$(648)	$307

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Six Months Ended June 30, 2015
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing, net	$—	$—	$1,583	$—	$1,583
Data services	—	—	405	—	405
Listings and other revenues	—	—	288	—	288
Revenues	—	—	2,276	—	2,276
Transaction-based expenses	—	—	629	—	629
Revenues, less transaction-based expenses	—	—	1,647	—	1,647
Operating expenses:
Compensation and benefits	1	—	294	—	295
Technology and communication	—	—	98	—	98
Acquisition-related transaction and integration costs	—	—	26	—	26
Selling, general, administrative and other	1	—	153	—	154
Depreciation and amortization	—	—	182	—	182
Operating expenses	2	—	753	—	755
Operating income (loss)	(2)	—	894	—	892
Intercompany interest on loans	(2)	19	(17)	—	—
Other expense, net	(7)	(33)	(13)	—	(53)
Total other expense, net	(9)	(14)	(30)	—	(53)
Income (loss) before income taxes	(11)	(14)	864	—	839
Income tax expense (benefit)	(3)	—	230	—	227
Equity earnings from subsidiaries	606	168	—	(774)	—
Net income	$598	$154	$634	$(774)	$612
Net income attributable to non-controlling interest	—	—	(14)	—	(14)
Net income attributable to ICE	$598	$154	$620	$(774)	$598

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

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Three Months Ended June 30, 2015
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing, net	$—	$—	$747	$—	$747
Data services	—	—	205	—	205
Listings and other revenues	—	—	144	—	144
Revenues	—	—	1,096	—	1,096
Transaction-based expenses	—	—	299	—	299
Revenues, less transaction-based expenses	—	—	797	—	797
Operating expenses:
Compensation and benefits	1	—	143	—	144
Technology and communication	—	—	47	—	47
Acquisition-related transaction and integration costs	—	—	7	—	7
Selling, general, administrative and other	—	—	76	—	76
Depreciation and amortization	—	—	93	—	93
Operating expenses	1	—	366	—	367
Operating income (loss)	(1)	—	431	—	430
Intercompany interest on loans	(1)	9	(8)	—	—
Other income (expense), net	(26)	7	(13)	—	(32)
Total other income (expense), net	(27)	16	(21)	—	(32)
Income (loss) before income taxes	(28)	16	410	—	398
Income tax expense (benefit)	(10)	—	119	—	109
Equity earnings from subsidiaries	301	71	—	(372)	—
Net income	$283	$87	$291	$(372)	$289
Net income attributable to non-controlling interest	—	—	(6)	—	(6)
Net income attributable to ICE	$283	$87	$285	$(372)	$283

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

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2016
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net cash provided by (used in) operating activities	$(40)	$59	$1,149	$(65)	$1,103
Investing activities:
Loans to subsidiaries	(91)	(1,943)	(1,554)	3,588	—
Capital expenditures and capitalized software development costs	—	—	(157)	—	(157)
Increase in restricted cash and investments	—	—	(75)	—	(75)
Other investing activities	—	—	(70)	—	(70)
Net cash used in investing activities	(91)	(1,943)	(1,856)	3,588	(302)
Financing activities:
Repayments of commercial paper, net	(780)	(1)	—	—	(781)
Intercompany borrowing	1,152	1,885	551	(3,588)	—
Dividends to shareholders	(205)	—	—	—	(205)
Intercompany dividends	—	—	(65)	65	—
Other financing activities	(35)	—	(10)	—	(45)
Net cash provided by (used in) financing activities	132	1,884	476	(3,523)	(1,031)
Effect of exchange rates on cash and cash equivalents	—	—	(7)	—	(7)
Net increase (decrease) in cash and cash equivalents	1	—	(238)	—	(237)
Cash and cash equivalents, beginning of period	1	—	626	—	627
Cash and cash equivalents, end of period	$2	$—	$388	$—	$390

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2015
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net cash provided by (used in) operating activities	$(25)	$(38)	$845	$(12)	$770
Investing activities:
Loans to subsidiaries	—	(305)	(801)	1,106	—
Proceeds from term deposits and sales of available-for-sale investments	—	1,084	—	—	1,084
Capital expenditures and capitalized software development costs	—	—	(136)	—	(136)
Decrease in restricted cash and investments	—	—	11	—	11
Other investing activities	—	—	(60)	—	(60)
Net cash provided by (used in) investing activities	—	779	(986)	1,106	899
Financing activities:
Repayments of debt facilities and commercial paper, net	111	(1,029)	—	—	(918)
Intercompany borrowing	495	283	328	(1,106)	—
Dividends to shareholders	(158)	—	—	—	(158)
Repurchases of common stock	(399)	—	—	—	(399)
Purchase of subsidiary shares from non-controlling interest	—	—	(128)	—	(128)
Other financing activities	(29)	—	(15)	12	(32)
Net cash provided by (used in) financing activities	20	(746)	185	(1,094)	(1,635)
Effect of exchange rates on cash and cash equivalents	—	—	(8)	—	(8)
Net increase (decrease) in cash and cash equivalents	(5)	(5)	36	—	26
Cash and cash equivalents, beginning of period	6	5	641	—	652
Cash and cash equivalents, end of period	$1	$—	$677	$—	$678

12.	Segment Reporting

We operated as a single reportable business segment as of December 31, 2015 but began operating as two operating segments in the first quarter of 2016 following our acquisition of Interactive Data. As of June 30, 2016, we continue to operate as two business segments: our Trading and Clearing segment and our Data and Listings segment. This presentation is reflective of how our chief operating decision maker reviews and operates our business. Our Trading and Clearing segment comprises our transaction-based execution and clearing businesses. Our Data and Listings segment comprises our subscription-based data services and securities listings businesses. Our chief operating decision maker does not review total assets, intersegment revenues/expenses or statements of income below operating income by segments; therefore, such information is not presented below. Financial data for our business segments is as follows for the six months and three months ended June 30, 2016 and 2015 (in millions):

	Trading and Clearing Segment	Data and Listings Segment	Consolidated
Six Months Ended June 30, 2016:
Revenues, less transaction-based expenses	$1,101	$1,182	$2,283
Operating expenses	427	721	1,148
Operating income	674	461	1,135
Six Months Ended June 30, 2015:
Revenues, less transaction-based expenses	$1,040	$607	$1,647
Operating expenses	445	310	755
Operating income	595	297	892

	Trading and Clearing Segment	Data and Listings Segment	Consolidated
Three Months Ended June 30, 2016
Revenues, less transaction-based expenses	$527	$602	$1,129
Operating expenses	214	364	578
Operating income	313	238	551
Three Months Ended June 30, 2015
Revenues, less transaction-based expenses	$491	$306	$797
Operating expenses	219	148	367
Operating income	272	158	430

Revenue from one clearing member of the Trading and Clearing segment comprised 10% of the our Trading and Clearing revenues for the six months ended June 30, 2016. Clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, we believe that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional customers or clearing members accounted for more than 10% of our segment revenues or consolidated revenues for the six months and three months ended June 30, 2016 and 2015.

13.	Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the six months and three months ended June 30, 2016 and 2015 (in millions, except per share amounts):

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Basic:
Net income attributable to Intercontinental Exchange, Inc.	$726	$598	$357	$283
Weighted average common shares outstanding	119	112	119	111
Basic earnings per common share	$6.10	$5.37	$3.00	$2.55
Diluted:
Weighted average common shares outstanding	119	112	119	111
Effect of dilutive securities - stock options and restricted shares	1	—	1	1
Diluted weighted average common shares outstanding	120	112	120	112
Diluted earnings per common share	$6.07	$5.34	$2.98	$2.54
Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. The weighted average common shares outstanding increased for the six months and three months ended June 30, 2016, over the prior year period, primarily due to stock issued for the Interactive Data and Trayport acquisitions in December 2015, partially offset by stock repurchases during 2015. We issued 6.5 million shares of our common stock to Interactive Data stockholders and 2.5 million shares of our common stock to Trayport stockholders, weighted to show these additional shares outstanding for periods after the respective acquisition dates (Note 3).
Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. During the six months ended June 30, 2016 and 2015, 150,323 and 190,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share since the inclusion would have had an antidilutive effect because the outstanding stock option exercise prices were greater than the average market price of the common shares during the relevant periods. Certain figures in the table above may not recalculate due to rounding.

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
Overview
We are a leading global operator of regulated exchanges, clearing houses and listings venues, and a provider of data services for commodity and financial markets. We operate regulated marketplaces for trading, listing and clearing a broad array of derivatives and securities contracts across major asset classes, including energy and agricultural commodities, interest rates, equities, equity derivatives, exchange traded funds, credit derivatives, bonds and currencies. We offer end-to-end market data services to support the trading, investment, risk management and connectivity needs of customers across virtually all asset classes.
Our exchanges include futures exchanges in the U.S., U.K., Continental Europe, Canada and Singapore and cash equities exchanges and equity options exchanges in the U.S. We also operate OTC markets for physical energy and CDS trade execution. To serve global derivatives markets, we operate central counterparty clearing houses in the U.S., U.K., Continental Europe, Canada and Singapore. We offer a range of data and connectivity services to customers in global financial and commodity markets, including fixed income pricing and reference data, analytics, feeds, desktops and connectivity solutions. Through our markets, clearing houses, listings and data services, we provide end-to-end solutions for our customers through liquid markets, benchmark products, access to capital markets, information, and a range of related services to support their ability to manage risk and raise capital. Our business is currently conducted as two reportable business segments, our Trading and Clearing segment and our Data and Listings segment, and the majority of our identifiable assets are located in the U.S. and U.K.
Recent Developments
Completed Acquisitions and Investments
On December 14, 2015, we acquired 100% of Interactive Data in a stock and cash transaction. The total purchase price was $5.6 billion comprised of cash consideration of $4.1 billion and 6.5 million shares of our common stock, and their results are included in our consolidated results effective from the acquisition date. Interactive Data is a leading provider of financial market data, analytics and related data solutions. On December 11, 2015, we acquired 100% of Trayport in a stock transaction. The total purchase price was $620 million, comprised of 2.5 million shares of our common stock, and their results are included in our consolidated results effective from the acquisition date. Trayport is a software company that licenses its technology to serve exchanges, OTC brokers and traders to facilitate electronic and hybrid trade execution primarily in the energy markets. The Competition and Markets Authority in the U.K. is currently reviewing our acquisition of Trayport under the merger control laws of the U.K. During the pendency of the review, we have limited ability to integrate Trayport's operations in to our existing business operations and the review could force us to take actions that may result in us not realizing the benefits of the acquisition. The timing of a final decision is uncertain at this time. Refer to note 3 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q, for more information on these acquisitions.
On June 30, 2016, we acquired a majority equity position in MERSCORP Holdings, Inc., owner of Mortgage Electronic Registrations Systems, Inc., or collectively "MERS". MERS is a privately held, member-based organization that owns and manages the MERS® System and is made up of thousands of lenders, servicers, sub-servicers, investors and government institutions. In addition, we have entered into a software development agreement to rebuild the MERS® System to benefit the U.S. residential mortgage finance market. The MERS® System is a national electronic registry that tracks the changes in servicing rights and beneficial ownership interests in U.S.-based mortgage loans. This new infrastructure is expected to shift its operation to an ICE data center in the first half of 2018.
The terms of the MERS acquisition include a right for us to purchase all, but not less than, the remaining equity interests of MERS after we satisfy our deliverables under the software development agreement. In addition, the MERS equityholders may exercise a put option to require us to purchase all of the remaining equity interests of MERS. Each of these terms is subject to certain price provisions. Because we do not have the ability to control MERS' operations, we have recorded the purchase as an equity method investment and our ratable share of net income (loss) in MERS in future periods will be recorded in our consolidated statements of income as equity earnings of our unconsolidated subsidiaries, below operating income in other income (loss).
Pending Acquisition and Sale
In March 2016, we entered into a definitive agreement with McGraw Hill Financial to acquire Standard & Poor’s Securities Evaluations, Inc., or SPSE, a provider of fixed income evaluated pricing, and Credit Market Analysis Limited, or CMA, a provider of independent data for the OTC markets. When completed, the acquisition will enable us to offer customers new data and valuation services. Under the terms of the agreement, we can elect to satisfy our payment of the purchase price upon closing in either cash or shares of our common stock. The completion of the transaction is subject to obtaining regulatory approvals.
In July 2016, we entered into an agreement to sell certain of the U.S. voice brokerage operations of Creditex to Tullett Prebon. We will retain Creditex's electronically traded markets and systems, post-trade connectivity platforms and intellectual property. The completion of the transaction is subject to regulatory approval.
Regulation
Our markets are primarily subject to the jurisdiction of regulatory agencies in the U.S., U.K., Canada, Singapore and the European Union. Global policy makers have undertaken reviews of their existing legal framework governing financial markets in connection with regulatory reform, and have either passed new laws and regulations, or are in the process of debating and/or enacting new laws and regulations that apply to our business and to our customers’ businesses. Legislative and regulatory actions may impact the way in which we or our customers conduct business and may create uncertainty, which could affect trading volumes or demand for market data. As discussed in our 2015 Form 10-K, the implementation of Markets in Financial Instruments Directives II, or MiFID II, and its counterpart the European Market Infrastructure Regulation, or EMIR, may result in operational, regulatory and/or business risk. In June 2016, the European Union approved plans for a twelve-month postponement of MiFID II implementation and compliance to January 1, 2018.

In March 2016, the European Commission adopted a decision relating to U.S. Commodity Futures Trading Commission, or CFTC, regulatory equivalence and margin treatment for clearing houses. The equivalence decision allows European clearing houses to margin customers at a one day gross margin period of risk (equivalent to the U.S. rules for clearing houses) and, with respect to CFTC regulated products, requires U.S. clearing houses to margin proprietary positions at a two day net margin period of risk (equivalent to the European rules for clearing houses). U.S. clearing houses are also required to demonstrate implementation of specific anti-procyclicality measures, equivalent to European regulatory standards. The equivalence decision exempts U.S. agricultural products (including ICE Futures U.S.’s coffee, cocoa, cotton and sugar contracts) from these changes. Upon recognition under the equivalence decision, European customers will be able to continue to access our CFTC regulated U.S. clearing houses with respect to CFTC regulated products. Similarly, ICE Clear Europe will be able to margin customers in a manner similar to U.S. clearing houses.
In June 2016, the European Union granted recognition to U.S. regulated exchanges, including ICE Futures U.S. With recognition, a futures transaction on a U.S. exchange is treated similar to a futures transaction on any European exchange.
In June 2016, the U.K. voted to leave the European Union. It will remain in the European Union until the withdrawal process has been negotiated and concluded. That process will commence once the U.K. government invokes Article 50 of the Lisbon Treaty. After invoking Article 50, the Lisbon Treaty envisions a period of up to two years for a Member State to negotiate its withdrawal. All European Union laws and treaties will remain in effect as the U.K. negotiates its exit. The actual impact on our business relating to the U.K. leaving the European Union and the corresponding regulatory changes are uncertain at this time and may not be known in the near future.
Proposed Future Stock Split
In August 2016, our board of directors approved pursuing an effective 5-for-1 split of ICE’s common stock that will be distributed in the form of a four share stock dividend per share of common stock, subject to both SEC and stockholder approval of an amendment and restatement to our Certificate of Incorporation to increase our authorized shares of common stock and capital stock. We will provide additional information to our stockholders regarding a special meeting to approve the increase to our authorized share capital in the third quarter of 2016 and, subject to the required approvals and further action by our directors, we expect to effect the stock split through a dividend in the fourth quarter of 2016. Also, in connection with the proposed stock split, we plan to retire all of our outstanding treasury shares. No assurance can be given that the amended and restated Certificate of Incorporation will be approved by the SEC and by our stockholders or that the board of directors will proceed with the stock split.
Financial Highlights
The following summarizes our results and significant changes in our consolidated financial performance for the periods presented (dollars in millions, except per share amounts):

	Six Months Ended June 30,			Three Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Revenues, less transaction-based expenses	$2,283	$1,647	39%	$1,129	$797	42%
Operating expenses	$1,148	$755	52%	$578	$367	58%
Adjusted operating expenses(1)	$970	$664	46%	$494	$328	51%
Operating income	$1,135	$892	27%	$551	$430	28%
Adjusted operating income(1)	$1,313	$983	34%	$635	$469	35%
Operating margin	50%	54%	(4 pts)	49%	54%	(5 pts)
Adjusted operating margin(1)	58%	60%	(2 pts)	56%	59%	(3 pts)
Other expense, net	$79	$53	47%	$35	$32	9%
Income tax expense	$316	$227	40%	$153	$109	41%
Effective tax rate	30%	27%	3 pts	30%	27%	3 pts
Net income attributable to ICE	$726	$598	21%	$357	$283	26%
Adjusted net income attributable to ICE(1)	$852	$667	28%	$411	$323	27%
Diluted earnings per share attributable to ICE common shareholders	$6.07	$5.34	14%	$2.98	$2.54	17%
Adjusted diluted earnings per share attributable to ICE common shareholders(1)	$7.12	$5.96	19%	$3.43	$2.90	18%
Cash flows from operating activities	$1,103	$770	43%

(1) The adjusted numbers in the table above are calculated by excluding items that are not reflective of our cash operations and core business performance, and for adjusted net income attributable to ICE and adjusted diluted earnings per share attributable to ICE common shareholders, are presented net of taxes. As a result, these adjusted numbers are not calculated in accordance with GAAP. See “- Non-GAAP Financial Measures” below.

•
Revenues, less transaction-based expenses, increased $636 million and $332 million for the six months and three months ended June 30, 2016, respectively, from the comparable periods in 2015, primarily due to our acquisitions of Interactive Data and Trayport, and to a lesser extent, revenue increases in our exchange-related data services, cash equities, Brent crude and agricultural transaction and clearing. We recognized $525 million and $265 million in Interactive Data and Trayport data services revenues for the six months and three months ended June 30, 2016, respectively. See “- Trading and Clearing Segment” and “Data and Listings Segment” below. Partially offsetting the revenue increases were unfavorable foreign exchange effects of $15 million and $6 million arising from the strengthening U.S. dollar (primarily impacting revenues billed in pounds sterling) for the six months and three months ended June 30, 2016, respectively, from the comparable periods in 2015. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” below for additional information on the impact of currency fluctuations.

•
Operating expenses increased $393 million and $211 million for the six months and three months ended June 30, 2016, respectively, from the comparable periods in 2015, primarily due to $428 million and $210 million in operating expenses relating to Interactive Data and Trayport for the six months and three months ended June 30, 2016, respectively. Offsetting the Interactive Data and Trayport operating expenses were decreases in operating expenses of $35 million for the six months ended June 30, 2016 from the comparable period in 2015. See “- Consolidated Operating Expenses” below. Also partially offsetting the operating expense increases were favorable foreign exchange effects of $10 million and $5 million arising from the strengthening U.S. dollar (primarily impacting operating expenses incurred in pounds sterling) for the six months and three months ended June 30, 2016, respectively, from the comparable periods in 2015.

•
Other expense, net increased for the six months and three months ended June 30, 2016 from the comparable periods in 2015, primarily due to the additional interest expense we recognized on the new debt we incurred to finance the Interactive Data acquisition in December 2015. See “- Debt” below.

Variability in Quarterly Comparisons
The business environments in which we operate directly affect our results of operations. Our results have been and will continue to be affected by many factors, including, without limitation, market volatility and the level of trading activity in our markets, which during any period is significantly influenced by general market conditions; legislative and regulatory changes, as well as our fulfillment of our regulatory obligations; competition; demand for our data services and our market share; our system reliability; our ability to offer new products; our acquisition activities and the pace of industry consolidation; broad trends in the data and finance industry; the number and financial health of companies listed on our cash markets; geopolitical events; real and perceived supply and demand imbalances; changing technology in the financial services industry; and our reputation, among other factors. In particular, in recent years, the business environment has been characterized by increasing competition among global markets for trading volumes and listings; the globalization of exchanges, customers and competitors; market participants’ demand for speed, capacity and reliability, which requires continuing investment in technology; and increasing competition for market data services. Price volatility increases the need to hedge risk and creates demand among market participants for the exchange of risk. Market liquidity is one of the primary market attributes for attracting and maintaining customers and is an important indicator of a market’s strength. The maintenance and growth of our revenues could also be impacted if we face increased pressure on pricing. Changes in these and other factors could cause our revenues to fluctuate from period to period and these fluctuations may affect the reliability of period to period comparisons of our revenues and operating results. For additional information regarding the factors that affect our results of operations, see Item 1(A) “Risk Factors” included in our 2015 Form 10-K.
Segment Reporting
We operated as a single reportable business segment as of December 31, 2015 but began operating as two operating segments in the first quarter of 2016 following our acquisition of Interactive Data. As of June 30, 2016, we continue to operate as two business segments: our Trading and Clearing segment and our Data and Listings segment. This presentation is reflective of how our chief operating decision maker reviews and operates our business. Our Trading and Clearing segment comprises our transaction-based execution and clearing businesses. Our Data and Listings segment comprises our subscription-based data services and securities listings businesses. Our chief operating decision maker does not review total assets, intersegment revenues/expenses or statements of income below operating income by segments; therefore, such information is not presented below.
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
Trading and Clearing Segment
The following table presents our selected statements of income data for our Trading and Clearing segment (dollars in millions):

	Six Months Ended June 30,			Three Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Revenues:
Brent crude futures and options contracts	$154	$134	14%	$72	$60	19%
Other oil futures and options contracts	56	59	(3)	27	26	7
Gasoil futures and options contracts	48	45	4	24	21	12
Natural gas futures and options contracts	108	101	6	51	43	18
Power futures and options contracts	44	42	8	23	21	13
Emissions and other energy futures and options contracts	32	29	9	15	12	21
Sugar futures and options contracts	66	57	16	34	30	13
Other agricultural and metals futures and options contracts	63	53	20	33	27	24
Interest rates futures and options contracts	100	106	(5)	44	50	(11)
Other financial futures and options contracts	74	65	12	36	32	12
Credit default swaps	74	77	(3)	34	34	2
Cash equities and equity options	944	791	19	454	379	20
Other transactions	26	24	9	13	12	5
Transaction and clearing, net	1,789	1,583	13	860	747	15
Other revenues	87	86	—	42	43	(5)
Revenues	1,876	1,669	12	902	790	14
Transaction-based expenses	775	629	23	375	299	25
Revenues, less transaction-based expenses	1,101	1,040	6	527	491	7
Other operating expenses	312	327	(4)	154	161	(4)
Acquisition-related transaction and integration costs	7	10	(32)	6	2	168
Depreciation and amortization	108	108	—	54	56	(4)
Operating expenses	427	445	(4)	214	219	(2)
Operating income	$674	$595	13%	$313	$272	15%
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
Our transaction and clearing revenues are presented net of rebates. We recorded rebates of $347 million and $271 million for the six months ended June 30, 2016 and 2015, respectively, and $165 million and $130 million for the three months ended June 30, 2016 and 2015, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. The increase in the rebates is due primarily to an increase in the number of participants in the rebate programs offered on various contracts, an increase in our traded volume and an increase in the number of rebate programs. The level of rebates as a percentage of our total transaction and clearing revenues remained relatively consistent for the six months ended June 30, 2016 and 2015.
Commodities Markets
We operate global crude oil and refined oil futures markets, including the ICE Brent, ICE WTI and ICE Gasoil futures and options contracts, as well as over 400 refined oil futures products that relate to our benchmark futures contracts. Total oil volume and revenues increased 11% and 8%, respectively, for the six months ended June 30, 2016 from the comparable period in 2015, and 15% and 15%, respectively, for the three months ended June 30, 2016 from the comparable period in 2015. The ICE Brent crude futures contract is relied upon by a broad range of global market participants, including oil producing nations and multinational companies, to price and hedge their crude oil production and consumption. ICE Brent crude futures and options volume increased 15% and 19% for the six months and three months ended June 30, 2016, respectively, from the comparable periods in 2015. ICE WTI crude futures and options volume increased 7% and 11% for the six months and three months ended June 30, 2016, respectively, from the comparable periods in 2015. ICE Brent crude and ICE WTI crude futures and options volume increased primarily due to increased oil price volatility and broader market volatility in oil products, equities and foreign exchange rates.
Our global natural gas futures and options volume declined 2% and revenues increased 6%, respectively, for the six months ended June 30, 2016 from the comparable period in 2015, and increased 7% and 18%, respectively, for the three months ended June 30, 2016 from the comparable period in 2015. Our North American natural gas volume increased for the three months ended June 30, 2016, from the comparable period in 2015, primarily due to increased price volatility.
Total volume and revenues in our agricultural and metals futures and options markets increased 20% and 18%, respectively, for the six months ended June 30, 2016 from the comparable period in 2015, and 21% and 18%, respectively, for the three months ended June 30, 2016 from the comparable period in 2015. Volume in our largest agricultural contract, sugar futures and options, increased    14% and 12%, respectively, for the six months and three months ended June 30, 2016 from the comparable periods in 2015, and other agricultural and metal futures and options volume increased 26% and 29%, respectively, for the six months and three months ended June 30, 2016 from the comparable periods in 2015. The increases in agricultural volume were primarily driven by increased price volatility due to changing supply and demand expectations largely related to weather and production levels for sugar, cocoa and coffee.
Financial Markets
Financial futures and options volume and revenues increased 14% and 1%, respectively, for the six months ended June 30, 2016 from the comparable period in 2015, and increased 5% and declined 2%, respectively, for the three months ended June 30, 2016 from the comparable period in 2015. Interest rate futures and options volume increased 13% and 3%, respectively, for the six months and three months ended June 30, 2016 from the comparable periods in 2015, primarily due to uncertainty around central bank actions and economic data during the first quarter of 2016. Revenue increased at a lower rate than volume primarily due to increased market making rebates that apply at higher volume levels and the impact of foreign currency translation.
Other financial futures and options volume increased 14% and 13%, respectively, for the six months and three months ended June 30, 2016 from the comparable periods in 2015, primarily due to price volatility in equity indexes driven by strong global equity market volatility. Volume in our MSCI futures and options contracts increased 65% and 63%, respectively, for the six months and three months ended June 30, 2016 from the comparable periods in 2015 due to global equity market volatility.
CDS clearing revenues were $53 million and $51 million for the six months ended June 30, 2016 and 2015, respectively, and $24 million and $22 million for the three months ended June 30, 2016 and 2015, respectively. The notional value of CDS cleared during the same periods were $6.4 trillion and $6.0 trillion for the six months ended June 30, 2016 and 2015, respectively, and $2.6 trillion and $2.7 trillion for the three months ended June 30, 2016 and 2015, respectively. Buyside participation at our U.S. CDS clearing house, ICE Clear Credit, reached record levels in terms of number of participants and notional cleared due to increased participation from both U.S. and European buyside customers due to the breadth of products and cost efficient margining in the U.S. relative to Europe.
CDS trade execution revenues were $22 million and $26 million for the six months ended June 30, 2016 and 2015, respectively, and $11 million and $12 million for the three months ended June 30, 2016 and 2015, respectively. The notional value of the underlying CDS traded was $273 billion and $518 billion for the six months ended June 30, 2016 and 2015, respectively, and $140 billion and $241 billion for the three months ended June 30, 2016 and 2015, respectively.
Cash equities handled volume increased 21% and 17%, respectively, for the six months and three months ended June 30, 2016, from the comparable periods in 2015, primarily due to increased market volatility and to a lesser extent, gains in market share by NYSE. Cash equities revenues, net of transaction-based expenses, were $117 million for the six months ended June 30, 2016, an increase of 14% from $103 million for the six months ended June 30, 2015 and $55 million for the three months ended June 30, 2016, an increase of 6% from $52 million for the three months ended June 30, 2015.
Equity options volume increased 8% and 4%, respectively, for the six months and three months ended June 30, 2016 compared to the same periods in 2015 due to market volatility. Equity options revenues, net of transaction-based expenses, were $52 million for the six months ended June 30, 2016, a decrease of 11% from net equity options revenues of $58 million for the six months ended June 30, 2015 and $24 million for the three months ended June 30, 2016, a decrease of 10% from $27 million for the three months ended June 30, 2015. Equity options rate per contract decreased compared to the prior year periods primarily due to increased market maker rebates at higher volume levels.
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
Selected Operating Data
The following table presents trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts):

	Six Months Ended June 30,			Three Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Number of contracts traded:
Brent crude futures and options	116	100	15%	55	46	19%
Other oil futures and options	46	44	5	22	20	8
Gasoil futures and options	32	31	6	16	14	13
Natural gas futures and options	111	113	(2)	52	49	7
Power futures and options	15	15	(1)	8	7	5
Emissions and other energy futures and options	5	4	19	2	2	35
Sugar futures and options	26	23	14	13	12	12
Other agricultural and metals futures and options	31	24	26	16	12	29
Interest rates futures and options	208	184	13	91	88	3
Other financial futures and options	63	55	14	30	27	13
Total	653	593	10%	305	277	10%

Rate per contract:
Energy futures and options rate per contract	$1.36	$1.33	2%	$1.37	$1.32	4%
Agricultural and metals futures and options rate per contract	$2.31	$2.36	(2)%	$2.32	$2.38	(3)%
Financial futures and options rate per contract	$0.61	$0.68	(10)%	$0.63	$0.67	(6)%

Open interest is the aggregate number of contracts (long or short) that clearing members hold either for their own account or on behalf of their clients. The following table presents our quarter-end open interest for our futures and options contracts (in millions, except for percentages).

	As of June 30,
	2016	2015	Change
Open interest — in millions of contracts:
Brent crude futures and options	4	4	10%
Other oil futures and options	5	5	(4)
Gasoil futures and options	1	1	(16)
Natural gas futures and options	18	19	(6)
Power futures and options	8	8	(2)
Emissions and other energy futures and options	2	2	2
Sugar futures and options	2	1	14
Other agricultural and metals futures and options	2	2	3
Interest rates futures and options	17	15	13
Other financial futures and options	5	5	10
Total	64	62	2%

The following table presents selected cash equities and equity options trading data for the six months and three months ended June 30, 2016 and 2015. All trading volume below is presented as net daily trading volume and is single counted.

	Six Months Ended June 30,			Three Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Cash equities (shares in millions):
NYSE listed (tape A) issues:
Handled volume	1,386	1,152	20%	1,295	1,122	15%
Matched volume	1,370	1,133	21%	1,282	1,106	16%
Total NYSE listed consolidated volume	4,220	3,530	20%	3,881	3,384	15%
Share of total matched consolidated volume	32.5%	32.1%	0.4 pts	33.0%	32.7%	0.4 pts
NYSE Arca, NYSE MKT and regional listed (tape B) issues:
Handled volume	408	293	39%	377	264	43%
Matched volume	394	279	41%	365	251	46%
Total NYSE Arca, NYSE MKT and regional listed consolidated volume	1,679	1,265	33%	1,494	1,177	27%
Share of total matched consolidated volume	23.4%	22.0%	1.4 pts	24.5%	21.3%	3.2 pts
Nasdaq listed (tape C) issues:
Handled volume	213	212	—%	195	211	(7)%
Matched volume	202	200	1%	186	199	(7)%
Total Nasdaq listed consolidated volume	2,001	1,865	7%	1,894	1,829	4%
Share of total matched consolidated volume	10.1%	10.7%	(0.6 pts)	9.8%	10.9%	(1.1 pts)
Total cash handled volume	2,006	1,657	21%	1,867	1,597	17%
Total cash market share matched	24.9%	24.2%	0.7 pts	25.2%	24.3%	0.9 pts

Equity options (contracts in thousands):
NYSE equity options volume	2,826	2,629	8%	2,649	2,544	4%
Total equity options volume	14,669	14,341	2%	14,087	13,876	2%
NYSE share of total equity options	19.3%	18.3%	0.9 pts	18.8%	18.3%	0.5 pts

Revenue capture or rate per contract:
Cash equities revenue capture (per 100 shares)	$0.047	$0.050	(7)%	$0.046	$0.051	(11)%
Equity options rate per contract	$0.148	$0.180	(18)%	$0.148	$0.174	(15)%
Handled volume represents the total number of shares of equity securities, exchange traded funds, or ETFs, and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
Transaction-Based Expenses
Our equities and options markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. Section 31 fees collected from customers are recorded on a gross basis as a component of transaction and clearing fee revenue. These Section 31 fees are designed to recover the government's costs of supervising and regulating the securities markets and securities professionals. We, in turn, collect activity assessment fees, which are included in transaction and clearing revenues in our consolidated statements of income, from member organizations clearing or settling trades on the equities and options exchanges and recognize these amounts when invoiced. The activity assessment fees are designed so that they are equal to the Section 31 fees which are included in transaction-based expenses in our consolidated statements of income. As a result, activity assessment fees and Section 31 fees do not have an impact on our net income. Activity assessment fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semi-annually and recorded as an accrued liability until paid. As of June 30, 2016, the accrued liability related to the un-remitted SEC Section 31 fees was $195 million.
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
Operating Expenses
Trading and Clearing segment operating expenses decreased $18 million and $5 million, respectively, for the six months and three months ended June 30, 2016 from the comparable period in 2015. See “- Consolidated Operating Expenses” below. Trading and Clearing segment adjusted operating expenses were $388 million and $394 million for the six months ended June 30, 2016 and 2015, respectively, and $196 million for both the three months ended June 30, 2016 and 2015. See “- Non-GAAP Financial Measures” below.
Data and Listings Segment
The following table presents our selected statements of income data for our Data and Listings segment (dollars in millions):

	Six Months Ended June 30,			Three Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Revenues:
Pricing and analytics	$415	$52	695%	$211	$27	681%
Desktops and connectivity	292	116	152	147	58	154
Exchange data	267	237	13	139	120	17
Data services	974	405	141	497	205	143
Listings	208	202	3	105	101	3
Revenues	1,182	607	95	602	306	97
Other operating expenses	500	220	126	258	106	142
Acquisition-related transaction and integration costs	40	16	165	14	5	242
Depreciation and amortization	181	74	146	92	37	152
Operating expenses	721	310	133	364	148	147
Operating income	$461	$297	55%	$238	$158	50%
Data Services Revenues
The Data and Listings segment represents subscription-based, or recurring, revenue businesses that relate to data services and listings services offered across ICE, NYSE, ICE Benchmark Administration, Interactive Data, SuperDerivatives and Trayport. Through ICE Data Services, we generate revenues from a range of data services, including the dissemination of our pricing data and analytics, desktops and connectivity and exchange market data. Through NYSE and NYSE MKT, we generate listings revenue related to the provision of listings services and related corporate actions for listed companies.
Our pricing and analytics services consist of an extensive set of independent evaluated pricing services focused primarily on fixed income and international equity securities, valuation services, reference data, market data, end of day pricing, fixed income, equity portfolio analytics and risk management analytics. We also serve as an administrator of regulated benchmarks, including LIBOR, the ICE Swap Rate and the LBMA Gold Price. Our index services offer a range of products across fixed income, energy, equities, ETFs and other asset classes to provide the methodology, pricing and licensing of key benchmarks.
Our desktop and connectivity services comprise technology based information platforms, feeds and connectivity. These include trading applications, desktop solutions and data feeds to support trading, voice brokers and investment functions. Our desktop and web-based applications deliver real-time market information, analytical and decision support tools to support trading and investment decisions. Through our consolidated feeds, clients receive consolidated real-time and/or delayed financial data from global exchanges, trading venues and data sources for exchange-traded and OTC markets.
Our connectivity services are primarily provided by our Secured Financial Transaction Infrastructure, or SFTI, network, and related connectivity and colocation services for the transmission of exchange data to our customers. SFTI is a secure, resilient, private multi-participant network that provides connectivity to global exchanges and content service providers via dedicated data circuits with a redundant design to help ensure that no single point of failure exists across the network. Our connectivity infrastructure managed services solution also offers direct exchange access, proximity hosting and support services that enable access to real-time exchange data and facilitates low latency electronic trading. We also offer server colocation space at our data centers for market participants to house their servers and applications near our matching engine on equivalent terms.

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
Our data services revenues increased for the six months and three months ended June 30, 2016, from the comparable periods in 2015, primarily due to the acquisition of Interactive Data and Trayport in December 2015, the high retention rate of existing customers, the addition of new customers, increased usage by existing customers and the development of new and enhanced products designed to efficiently deliver more value to our customers. We recognized $525 million and $265 million, respectively, in data services revenues for Interactive Data and Trayport during the six months and three months ended June 30, 2016.
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
Listings revenues increased for the six months and three months ended June 30, 2016, from the comparable periods in 2015, primarily due to the amortization of the original listing fees earned since the acquisition of NYSE and due to additional annual listing fee revenue from new customers.
Operating Expenses
Data and Listings segment operating expenses increased $411 million and $216 million, respectively, for the six months and three months ended June 30, 2016 from the comparable periods in 2015, primarily due to $428 million and $210 million in operating expenses recognized relating to Interactive Data and Trayport for the six months and three months ended June 30, 2016, respectively. See “- Consolidated Operating Expenses” below for further details on the Interactive Data and Trayport operating expenses for the six months and three months ended June 30, 2016. Data and Listings segment adjusted operating expenses were $582 million and $270 million for the six months ended June 30, 2016 and 2015, respectively, and $298 million and $132 million for the three months ended June 30, 2016 and 2015, respectively. See “- Non-GAAP Financial Measures” below.

Consolidated Operating Expenses
The following table presents our consolidated operating expenses (dollars in millions):

	Six Months Ended June 30,			Three Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Compensation and benefits	$472	$295	60%	$236	$144	64%
Technology and communication	184	98	88	92	47	94
Professional services	69	65	5	37	32	12
Rent and occupancy	35	31	15	17	15	18
Acquisition-related transaction and integration costs	47	26	83	20	7	215
Selling, general and administrative	52	58	(11)	30	29	3
Depreciation and amortization	289	182	59	146	93	58
Total operating expenses	$1,148	$755	52%	$578	$367	58%
As of June 30, 2016, we had 5,503 employees and as of June 30, 2015, we had 2,866 employees. The increase in the employee headcount was primarily due to the acquisitions of Interactive Data and Trayport in December 2015. We recognized $175 million and $86 million, respectively, in compensation and benefits expenses relating to these acquisitions for the six months and three months ended June 30, 2016. Non-cash compensation expenses recognized in our consolidated financial statements for employee stock options and restricted stock were $60 million and $47 million for the six months ended June 30, 2016 and 2015, respectively, and $31 million and $23 million for the three months ended June 30, 2016 and 2015, respectively. The increase in non-cash compensation expenses is a result of a greater restricted stock award value in the January 2016 annual award, primarily due to the issuance of more restricted stock awards to NYSE employees and employees at other acquired companies than in the same period in the prior year.
Technology and communication expenses increased for the six months and three months ended June 30, 2016, from the comparable periods in 2015, primarily due to $81 million and $40 million, respectively, relating to Interactive Data and Trayport.
Professional services expenses increased for the six months and three months ended June 30, 2016, from the comparable periods in 2015, primarily due to $16 million and $8 million, respectively, in professional services expenses relating to Interactive Data and Trayport for the six months and three months ended June 30, 2016, from the comparable periods in 2015. The increases were partially offset by the continued reduction of contractors at NYSE and the recognition of a credit during the first quarter of 2016 from a third party service provider related to fees charged during 2015. In addition, we incurred lower legal fees during the six months and three months ended June 30, 2016, from the comparable periods in 2015. Legal fees, which are included in professional services expenses, primarily related to class action lawsuits in which NYSE is a defendant.
Rent and occupancy expenses increased for the six months and three months ended June 30, 2016, from the comparable periods in 2015, primarily due to $14 million and $7 million, respectively, relating to Interactive Data and Trayport. The increases were partially offset by reduced rent and occupancy costs realized in 2016 related to consolidation of our New York and London office locations during 2015.
We incurred acquisition-related transaction and integration costs during the six months and three months ended June 30, 2016 primarily relating to our integration of Interactive Data, Trayport and NYSE, our investment in MERS, our pending acquisition of SPSE and CMA, and various other potential and discontinued acquisitions. We incurred acquisition-related transaction and integration costs during the six months and three months ended June 30, 2015 primarily relating to our integration of NYSE. The integration costs primarily relate to employee termination, lease termination and professional services costs.
Selling, general and administrative expenses increased by $12 million and $6 million relating to the inclusion of expenses for Interactive Data and Trayport for the six months and three months ended June 30, 2016, respectively. Selling, general and administrative expenses otherwise decreased for the six months and three months ended June 30, 2016, from the comparable periods in 2015, primarily due to the release of non-income tax-related reserves of $18 million and $6 million during the six months and three months ended June 30, 2016, respectively.
We recorded amortization expenses on the intangible assets acquired as part of our acquisitions, as well as on other intangible assets, of $164 million and $77 million for the six months ended June 30, 2016 and 2015, respectively, and $82 million and $39 million for the three months ended June 30, 2016 and 2015, respectively. We recorded depreciation expenses on our fixed assets of $125 million and $105 million for the six months ended June 30, 2016 and 2015, respectively, and $64 million and $54 million for the three months ended June 30, 2016 and 2015, respectively. We recognized amortization expenses and depreciation expenses for Interactive Data and Trayport of $90 million and $23 million for the six months ended June 30, 2016, respectively, and $45 million and $12 million for the three months ended June 30, 2016, respectively.

Consolidated Non-Operating Income (Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following tables present our non-operating income (expenses) (dollars in millions):

	Six Months Ended June 30,			Three Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Other income (expense):
Interest expense	$(90)	$(46)	96%	$(44)	$(23)	91%
Other income (expense), net	11	(7)	n/a	9	(9)	n/a
Total other expense, net	$(79)	$(53)	47%	$(35)	$(32)	9%
Net income from continuing operations attributable to non-controlling interest	$(14)	$(14)	—%	$(6)	$(6)	(7)%
The increase in interest expense for the six months and three months ended June 30, 2016, from the comparable periods in 2015, is primarily due to the interest expense we recognized on the additional debt incurred to finance for the Interactive Data acquisition in December 2015. See “- Debt” below.
We recognized dividend income received relating to our investment in Cetip in other income of $8 million and $10 million for the six months ended June 30, 2016 and 2015, respectively, and $4 million and $7 million for the three months ended June 30, 2016 and 2015, respectively.
We recognized equity income relating to our 40% ownership in The Options Clearing Corporation, or OCC, in other income, which was $7 million and $3 million for the six months ended June 30, 2016 and 2015, respectively, and $2 million for both the three months ended June 30, 2016 and 2015.
We incurred foreign currency transaction gains (losses) of ($1 million) and ($7 million) for the six months ended June 30, 2016 and 2015, respectively, and $2 million and ($2 million) for the three months ended June 30, 2016 and 2015, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. Foreign currency gains and losses are recorded in other income (expense) and relate to the settlement of foreign currency assets, liabilities and payables that occur through our foreign operations that are received in non-functional currencies due to the increase or decrease in the period-end foreign currency exchange rates between periods.
During the six months and three months ended June 30, 2015, we incurred $19 million in various litigation accruals, including the ATG/ATS arbitration proceeding, which was recorded in other expense. Refer to note 13 to our consolidated financial statements, which is included in our 2015 Form 10-K, for additional information on the ATG/ATS arbitration proceeding.
We recognized interest income of $1 million and $5 million for the six months ended June 30, 2016 and 2015, respectively, and $1 million and $3 million for the three months ended June 30, 2016 and 2015, respectively. Interest income is recorded in other income and the interest income recognized during 2015 primarily relates to interest earned on the cash that had been set aside in July 2014 from the proceeds of the sale of Euronext that was used to repay the NYSE EUR Notes on June 30, 2015.
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests.

Consolidated Income Tax Provision
Consolidated income tax expense was $316 million and $227 million for the six months ended June 30, 2016 and 2015, respectively, and $153 million and $109 million for the three months ended June 30, 2016 and 2015, respectively. The change in consolidated income tax expense between periods is primarily due to the change in our pre-tax income and the change in our effective tax rate each period. Our effective tax rate was 30% and 27% for the six months ended June 30, 2016 and 2015, respectively, and 30% and 27% for the three months ended June 30, 2016 and 2015. The effective tax rates for the six months and three months ended June 30, 2016 and 2015 were lower than the federal statutory rate primarily due to favorable foreign income tax rate differentials, partially offset by state income taxes. The favorable foreign income tax rate differential results primarily from lower tax rates in the U.K. The effective tax rate for the six months and three months ended June 30, 2016 is higher than the effective tax rate for the comparable periods in 2015 primarily due to a mix of foreign versus U.S. based income and an increase to deferred income taxes in the current year, partially offset by the tax benefit from the early adoption of ASU 2016-09.

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

	Three Months Ended,
	June 30, 2016 (1)	March 31, 2016 (1)	December 31, 2015 (1)	September 30, 2015	June 30, 2015
Revenues:
Brent crude futures and options contracts	$72	$82	$64	$65	$60
Other oil futures and options contracts	27	29	26	27	26
Gasoil futures and options contracts	24	24	24	24	21
Natural gas futures and options contracts	51	57	52	46	43
Power futures and options contracts	23	21	20	17	21
Emissions and other energy futures and options contracts	15	17	16	13	12
Sugar futures and options contracts	34	32	23	30	30
Other agricultural and metals futures and options contracts	33	30	25	23	27
Interest rates futures and options contracts	44	56	57	43	50
Other financial futures and options contracts	36	38	33	38	32
Credit default swaps	34	40	34	38	34
Cash equities and equity options	454	490	428	457	379
Other transactions	13	13	12	10	12
Total transaction and clearing, net	860	929	814	831	747
Pricing and analytics	211	204	63	36	27
Desktops and connectivity	147	145	76	58	58
Exchange data	139	128	118	115	120
Total data services	497	477	257	209	205
Listings	105	103	102	101	101
Other revenues	42	45	46	46	43
Revenues	1,504	1,554	1,219	1,187	1,096
Transaction-based expenses	375	400	344	371	299
Revenues, less transaction-based expenses	1,129	1,154	875	816	797
Compensation and benefits	236	236	166	150	144
Technology and communication	92	92	56	49	47
Professional services	37	32	37	37	32
Rent and occupancy	17	18	12	14	15
Acquisition-related transaction and integration costs	20	27	54	8	7
Selling, general and administrative	30	22	34	24	29
Depreciation and amortization	146	143	98	94	93
Operating expenses	578	570	457	376	367
Operating income	551	584	418	440	430
Other expense, net (2)	(35)	(44)	(27)	(17)	(32)
Income tax expense (3)	153	163	18	113	109
Net income	$363	$377	$373	$310	$289
Net income attributable to non-controlling interest	(6)	(8)	(3)	(4)	(6)
Net income attributable to ICE	$357	$369	$370	$306	$283

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
Our commercial paper program enables us to borrow efficiently at reasonable short term interest rates and provides us with the flexibility to de-lever using our strong annual cash flows from operating activities whenever our leverage becomes elevated as a result of investment or acquisition activities. We reduced our outstanding commercial paper during the six months ended June 30, 2016 by $781 million, enabled by strong cash flows, which include annual listings billings during the first quarter of 2016, and a reduction in our unrestricted cash balance from year end.
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
Consolidated cash and cash equivalents were $390 million and $627 million as of June 30, 2016 and December 31, 2015, respectively, and short-term and long-term restricted cash and investments were $984 million and $920 million as of June 30, 2016 and December 31, 2015, respectively. See “- Cash Flows - Investing Activities” below for a discussion of the increase in the restricted cash and investments as of June 30, 2016.
As of June 30, 2016, the amount of unrestricted cash held by our non-U.S. subsidiaries was $236 million. While we consider our non-U.S. earnings to be indefinitely reinvested overseas, if these cash balances are needed for our operations in the U.S., any repatriation by way of dividend may be subject to both U.S. federal and state income taxes, as adjusted for any non-U.S. tax credits. However, we do not have any current needs or foreseeable future needs or other plans to repatriate cash by way of dividends from our non-U.S. subsidiaries.
During 2015, our stock repurchases were completed under stock repurchase plans authorized by our board of directors. In connection with our acquisition of Interactive Data during the fourth quarter of 2015, we suspended our stock repurchase plan and that plan has now expired. We did not repurchase any of our outstanding common stock during the six months ended June 30, 2016. The timing and extent of future repurchases, if any, that are not made pursuant to a Rule 10b5-1 trading plan will be at our discretion and will depend upon many conditions. Our management and board of directors periodically review whether or not to be active in repurchasing our stock. In making a determination regarding any stock repurchases, we consider multiple factors. The factors may include: overall stock market conditions, our common stock price movements, the remaining amount authorized for repurchases by our board of directors, the potential impact of a stock repurchase program on our corporate debt ratings, our expected free cash flow and working capital needs, our current and future planned strategic growth initiatives, and other potential uses of our cash and capital resources.
In August 2016, our board of directors approved an aggregate of $1.0 billion for future repurchases of our common stock with no fixed expiration date, subject to applicable laws and regulations. Repurchases may be made from time to time on the open market, through established plans, in privately-negotiated transactions or otherwise, in accordance with all applicable securities laws, rules and regulations. We plan to enter into a Rule 10b5-1 trading plan in the future to govern the repurchase of our shares of common stock. Assuming we do begin to repurchase our shares of common stock in the future, we may discontinue the stock repurchases at any time and may terminate the Rule 10b5-1 trading plan. The approval for the share repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our board of directors may increase or decrease the amount of capacity we have for repurchases from time to time. We expect funding for any share repurchases to come from our operating cash flow or borrowings under our debt facilities or commercial paper program.

Cash Flows
The following tables present the major components of net increases (decreases) in cash and cash equivalents (in millions):

	Six Months Ended June 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$1,103	$770
Investing activities	(302)	899
Financing activities	(1,031)	(1,635)
Effect of exchange rate changes	(7)	(8)
Net increase (decrease) in cash and cash equivalents	$(237)	$26
Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and due to fluctuations in working capital. The $336 million increase in net cash provided by operating activities for the six months ended June 30, 2016, from the comparable period in 2015, is primarily due to $171 million in cash provided by operating activities for Interactive Data and Trayport for the six months ended June 30, 2016, increase in the net income of our historical income statement excluding Interactive Data and Trayport, and other fluctuations in working capital. See “- Financial Highlights” above.
Investing Activities
Consolidated net cash used in investing activities for the six months ended June 30, 2016 and 2015 primarily relates to proceeds from term deposits and sales of available-for-sale investments, increases in our capital expenditures and capitalized software development costs and changes in restricted cash.
We received net proceeds from term deposits and sales of available-for-sale investments of $1.1 billion for the six months ended June 30, 2015, with the proceeds from the term deposits used for the repayments of the NYSE EUR Notes.
We had capital expenditures of $96 million and $92 million for the six months ended June 30, 2016 and 2015, respectively, and we had capitalized software development expenditures of $61 million and $44 million for the six months ended June 30, 2016 and 2015, respectively. The capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platforms and clearing houses and leasehold improvements associated with the new and renovated office spaces in Atlanta, New York and London. The software development expenditures primarily relate to the continued development and expansion of our electronic trading platforms and clearing houses.
We had a net increase in restricted cash and investments of $75 million for the six months ended June 30, 2016. The net restricted cash increase primarily related to increases in the regulatory capital restricted cash at ICE Clear Europe and ICE Futures Europe, partially offset by a decrease in the cash held as escrow for the SuperDerivatives acquisition and the reported regulatory capital restricted cash at LIFFE, whose restricted cash is held in pounds sterling and it decreased due to the impact of the weakening pound sterling on our exchange rate. The increases in the regulatory capital restricted cash at ICE Clear Europe and ICE Futures Europe were primarily due to additional costs incurred due to the growth of our trading and clearing businesses and additional regulatory capital buffers required by the Bank of England that we have classified as restricted cash.
Financing Activities
Consolidated net cash used in financing activities for the six months ended June 30, 2016 primarily relates to $781 million in net repayments under our commercial paper program, $205 million in dividend and dividend equivalent payments to our shareholders and $48 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises.
Consolidated net cash used in financing activities for the six months ended June 30, 2015 primarily relates to $918 million in net repayments under our debt facilities and commercial paper program, $399 million in repurchases of common stock, $158 million in dividend and dividend equivalent payments to our shareholders, $128 million for the purchase of subsidiary shares from non-controlling interest holders (for the purchase of the NYSE Amex Options shares) and $39 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises.

Debt
Our total debt, including short-term and long-term debt, consisted of the following as of June 30, 2016 and December 31, 2015 (in millions):

	As of June 30, 2016	As of December 31, 2015
Debt:
Commercial Paper	$1,811	$2,591
Short-term debt	1,811	2,591
NYSE USD Notes (2.00% senior unsecured notes due October 5, 2017)	852	852
2018 Senior Notes (2.50% senior unsecured notes due October 15, 2018)	597	597
2020 Senior Notes (2.75% senior unsecured notes due December 1, 2020)	1,240	1,239
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	789	789
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,241	1,240
Long-term debt	4,719	4,717
Total debt	$6,530	$7,308
Credit Facility
We have entered into a $3.0 billion senior unsecured revolving credit facility, or the Credit Facility, with a maturity date of November 13, 2020. The Credit Facility includes an option for us to propose an increase in the aggregate amount available for borrowing by up to $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. On November 13, 2015, we utilized this option to increase the amount of the Credit Facility to $3.4 billion. The commitments under the Credit Facility will automatically reduce to $2.95 billion on April 3, 2019. No amounts were outstanding under the Credit Facility as of June 30, 2016.
Of the $3.4 billion that is currently available for borrowing under the Credit Facility, $1.8 billion is required to back-stop the amount outstanding under our Commercial Paper Program as of June 30, 2016. The amount required to back-stop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $1.6 billion as of June 30, 2016 is available to us to use for working capital and general corporate purposes including, but not limited to, acting as a back-stop to the amounts outstanding under the Commercial Paper Program.
364 Day Facility
On November 13, 2015, we entered into a $500 million 364 day senior unsecured revolving credit facility, or the 364 Day Facility. The amounts available under the 364 Day Facility are available for use by us for working capital and general corporate purposes but specifically excluding any use to back-stop amounts issued under the Commercial Paper Program. The commitments under the 364 Day Credit Facility were reduced to $375 million on May 13, 2016 and will be automatically reduced to $250 million on August 13, 2016. No amounts were outstanding under the 364 Day Facility as of June 30, 2016.
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
Commercial paper notes of $1.8 billion with original maturities ranging from 1 to 89 days were outstanding as of June 30, 2016 under our Commercial Paper Program. As of June 30, 2016, the weighted average interest rate on the $1.8 billion outstanding under our Commercial Paper Program was 0.54% per annum, with a weighted average maturity of 18 days. We repaid $781 million of the amounts outstanding under the Commercial Paper Program during the six months ended June 30, 2016 using cash flows from operations and a portion of our unrestricted cash balances.
Senior Notes
In November 2015, we issued $2.5 billion in aggregate senior notes, including $1.25 billion principal amount of 2.75% senior unsecured fixed rate notes due November 2020, or the 2020 Senior Notes, and $1.25 billion principal amount of 3.75% senior unsecured fixed rate notes due November 2025, or the 2025 Senior Notes. We used the net proceeds from the 2020 Senior Notes and 2025 Senior Notes offering, together with $1.6 billion of borrowings under our Commercial Paper Program, to finance the $4.1 billion cash portion of the purchase price of the acquisition of Interactive Data.

In October 2013, we issued $600 million principal amount of 2.50% senior unsecured fixed rate notes due October 2018, or the 2018 Senior Notes, and $800 million principal amount of 4.00% senior unsecured fixed rate notes due October 2023, or the 2023 Senior Notes.
NYSE Notes
In connection with our acquisition on November 13, 2013 of NYSE Euronext, which we refer to as NYSE following the initial public offering and sale of Euronext in 2014, we assumed NYSE's outstanding debt instruments, which included $850 million of 2.00% senior unsecured fixed rate notes due in October 2017, or the NYSE USD Notes, and €920 million ($1.1 billion) of 5.375% senior unsecured fixed rate notes that were due in June 2015, or the NYSE EUR Notes, and together with the NYSE USD Notes, the NYSE Notes. On June 30, 2015, we repaid the NYSE EUR Notes using cash that had been set aside in July 2014 from the proceeds of the sale of Euronext.
Committed Contingent Liquidity Facilities
To provide a tool to address the liquidity needs of our clearing houses and manage the liquidation of margin and guaranty fund deposits held in the form of cash and high quality sovereign debt, ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. have entered into Committed Repurchase Agreement Facilities, or Committed Repo. Additionally, ICE Clear Credit has entered into Committed F/X Facilities to support these liquidity needs. As of June 30, 2016, the following facilities were in place:

ICE Clear Europe:    $1.05 billion in Committed Repo to finance U.S. dollar, euro and pound sterling sovereign debt deposits.

ICE Clear Credit:
$400 million in Committed Repo to finance U.S. dollar and euro sovereign debt deposits, €500 million in Committed Repo to finance euro sovereign debt deposits, and €1.0 billion in Committed F/X Facilities to finance euro payment obligations with U.S. dollar deposits.

ICE Clear U.S.:    $250 million in Committed Repo to finance U.S. dollar sovereign debt deposits.
Future Capital Requirements
Our future capital requirements will depend on many factors, including the rate of growth across our trading and clearing, data services and listings businesses, strategic plans and acquisitions, available sources for financing activities, required technology and clearing initiatives, regulatory requirements, the timing and introduction of new products and enhancements to existing products, the geographic mix of our business, potential stock repurchases, and the continuing market acceptance of our electronic trading and clearing platforms. We currently expect to make aggregate operational capital expenditures and to incur capitalized software development costs ranging between $280 million and $300 million for the year ended December 31, 2016, which we believe will support the enhancement of our technology and the continued expansion of our businesses. In addition, we currently expect between $45 million to $55 million in real estate capital expenditures during 2016 for leasehold improvements primarily associated with our Atlanta and New York headquarters.
Our board of directors has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be approved quarterly by the board of directors or audit committee of the board of directors taking into account such factors as our evolving business model, prevailing business conditions and our financial results and capital requirements, without a predetermined annual net income payout ratio. During the second quarter of 2016, we paid a quarterly dividend of $0.85 per share of our common stock for an aggregate payout of $103 million, which includes the payment of dividend equivalents on unvested employee restricted stock units. During the six months ended June 30, 2016, our dividend payout was $1.70 per share of our common stock for an aggregate payout of $205 million, which includes the payment of dividend equivalents. On August 3, 2016, we announced a $0.85 per share dividend for the third quarter of 2016 with the dividend payable on September 30, 2016 to shareholders of record as of September 16, 2016.
As of June 30, 2016, we had $6.5 billion in outstanding debt. We currently have a $3.4 billion Credit Facility. After factoring in the $1.8 billion currently required to backstop our Commercial Paper Program, $1.6 billion of our Credit Facility is currently available for general corporate purposes. The Credit Facility, our $375 million 364 Day Facility and our Commercial Paper Program are currently the only significant agreements or arrangements that we have with third parties for liquidity and capital resources. In the event of any strategic acquisitions, mergers or investments, or if we are required to raise capital for any reason or desire to return capital to our stockholders, we may incur additional debt, issue additional equity to raise necessary funds, repurchase additional shares of our common stock or pay a dividend. However, we cannot provide assurance that such financing or transactions will be available or successful, or that the terms of such financing or transactions will be favorable to us. See “- Debt” above.

Non-GAAP Financial Measures
We use non-GAAP measures internally to evaluate our performance and in making financial and operational decisions. When viewed in conjunction with our GAAP results and the accompanying reconciliation, we believe that our presentation of these measures provides investors with greater transparency and a greater understanding of factors affecting our financial condition and results of operations than GAAP measures alone. In addition, we believe the presentation of these measures is useful to investors for period-to-period comparison of results because the items described below as adjustments to GAAP are not reflective of our core business performance. These financial measures are not in accordance with, or an alternative to, GAAP financial measures and may be different from non-GAAP measures used by other companies. We use these adjusted results because we believe they more clearly highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures, since these measures eliminate from our results specific financial items that have less bearing on our core operating performance. We strongly recommend that investors review the GAAP financial measures included in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the notes thereto.
Adjusted operating expenses, adjusted operating income, adjusted operating margin, adjusted net income attributable to ICE common shareholders and adjusted earnings per share for the periods presented below are calculated by adding or subtracting the adjustments described below, which are not reflective of our cash operations and core business performance, and their related income tax effect and other tax adjustments (in millions, except for percentages and per share amounts):

	Trading and Clearing Segment		Data and Listings Segment		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015
Revenues, less transaction-based expenses	$1,101	$1,040	$1,182	$607	$2,283	$1,647
Operating expenses	$427	$445	$721	$310	$1,148	$755
Less: NYSE and Interactive Data transaction and integration costs	1	10	23	15	24	25
Less: Amortization of acquisition-related intangibles	38	41	116	25	154	66
Adjusted operating expenses	$388	$394	$582	$270	$970	$664
Operating income	$674	$595	$461	$297	$1,135	$892
Adjusted operating income	$713	$646	$600	$337	$1,313	$983
Operating margin	61%	57%	39%	49%	50%	54%
Adjusted operating margin	65%	62%	51%	56%	58%	60%

Net income attributable to ICE common shareholders					$726	$598
Add: NYSE and Interactive Data transaction and integration costs					24	25
Add: Amortization of acquisition-related intangibles					154	66
Add: Litigation settlements and accruals					—	19
Less: Income tax effect for the above items					(65)	(34)
Add/(Less): Deferred tax adjustment on acquisition-related intangibles					13	(14)
Add: Other tax adjustments					—	7
Adjusted net income attributable to ICE common shareholders					$852	$667

Basic earnings per share attributable to ICE common shareholders					$6.10	$5.37
Diluted earnings per share attributable to ICE common shareholders					$6.07	$5.34

Adjusted basic earnings per share attributable to ICE common shareholders					$7.16	$5.98
Adjusted diluted earnings per share attributable to ICE common shareholders					$7.12	$5.96

	Trading and Clearing Segment		Data and Listings Segment		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015	2016	2015
Revenues, less transaction-based expenses	$527	$491	$602	$306	$1,129	$797
Operating expenses	$214	$219	$364	$148	$578	$367
Less: NYSE and Interactive Data transaction and integration costs	—	2	7	4	7	6
Less: Amortization of acquisition-related intangibles	18	21	59	12	77	33
Adjusted operating expenses	$196	$196	$298	$132	$494	$328
Operating income	$313	$272	$238	$158	$551	$430
Adjusted operating income	$331	$295	$304	$174	$635	$469
Operating margin	59%	55%	40%	52%	49%	54%
Adjusted operating margin	63%	60%	50%	57%	56%	59%

Net income attributable to ICE common shareholders					$357	$283
Add: NYSE and Interactive Data transaction and integration costs					7	6
Add: Amortization of acquisition-related intangibles					77	33
Add: Litigation settlements and accruals					—	19
Less: Income tax effect for the above items					(30)	(15)
Less: Deferred tax adjustment on acquisition-related intangibles					—	(10)
Add: Other tax adjustments					—	7
Adjusted net income attributable to ICE common shareholders					$411	$323

Basic earnings per share attributable to ICE common shareholders					$3.00	$2.55
Diluted earnings per share attributable to ICE common shareholders					$2.98	$2.54

Adjusted basic earnings per share attributable to ICE common shareholders					$3.45	$2.91
Adjusted diluted earnings per share attributable to ICE common shareholders					$3.43	$2.90
Acquisition-related transaction costs are included as part of our core business expenses, except for those that are directly related to the announcement, closing, financing or termination of a transaction. However, all acquisition-related transaction and integration costs relating to NYSE and Interactive Data are included in non-GAAP adjustments given the sizes of these acquisitions. Amortization of acquisition-related intangibles are included in non-GAAP adjustments as excluding these non-cash expenses provides greater clarity regarding our financial strength and stability of cash operating results. Also, included in non-GAAP adjustments are litigation settlements and accruals incurred during the six and three months ended June 30, 2015. The income tax effects relating to these items above are included in non-GAAP adjustments as well as deferred tax adjustments on acquisition-related intangibles and other tax effects relating to certain foreign tax law changes.
Contractual Obligations and Commercial Commitments
In the second quarter of 2016, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K.

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
Critical Accounting Policies and Estimates
In the second quarter of 2016, except as discussed below, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K.
Our goodwill and other identifiable intangible assets are identified as part of our critical accounting policies and affect our more significant judgments and estimates used in the preparation of our consolidated financial statements and could materially increase or decrease our reported results, assets and liabilities. Our goodwill and other indefinite-lived intangible assets are evaluated for impairment annually in our fiscal fourth quarter or more frequently if conditions exist that indicate that the value may be impaired. We test our goodwill for impairment at the reporting unit level. These impairment evaluations are performed by comparing the carrying value of the goodwill reporting unit or other indefinite-lived intangibles to its estimated fair value. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination.
We had previously identified three reporting units: our futures reporting unit, our CDS reporting unit, and our cash listings reporting unit. We have conducted a review to determine the appropriate reporting units as a result of operating under two business segments effective January 1, 2016 and following our acquisition of Interactive Data in December 2015. This review has led to the identification of four reporting units: our futures reporting unit, our CDS reporting unit, our cash reporting unit, and our data and listings reporting unit. The change in reporting units is not considered a triggering event and we therefore have not evaluated for impairment during the interim period, as there were otherwise no conditions that indicate that the value may be impaired.

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
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term investments, short-term and long-term restricted cash and investments, and indebtedness. As of June 30, 2016 and December 31, 2015, our cash and cash equivalents, short-term investments and short-term and long-term restricted cash and investments were $1.4 billion and $1.6 billion, respectively, of which $334 million and $439 million, respectively, were denominated in pounds sterling, euros or Canadian dollars. The remaining cash and cash equivalents, short-term investments and short-term and long-term restricted cash and investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical decrease in long-term interest rates to zero basis points would decrease annual pre-tax earnings by $3 million as of June 30, 2016, assuming no change in the amount or composition of our cash and cash equivalents, short-term investments and short-term and long-term restricted cash and investments.

Our investment in Cetip, which is recorded as an available-for-sale, long-term investment and is recorded and held in Brazilian reais, was valued at $427 million as of June 30, 2016, including an accumulated unrealized gain of $103 million. Changes in the fair value of the Cetip investment are currently reflected in accumulated other comprehensive income (loss) and do not impact earnings, except to the extent that unrealized losses are deemed to be other than temporary.
As of June 30, 2016, we had $6.5 billion in outstanding debt, of which $3.9 billion relates to senior notes and $852 million relates to the NYSE Notes, all of which bear interest at fixed interest rates. The remaining amount outstanding of $1.8 billion relates to our Commercial Paper Program, which bears interest at fluctuating rates and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates relating to the amounts outstanding under our Commercial Paper Program as of June 30, 2016 would decrease annual pre-tax earnings by $18 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity. The interest rates on our Commercial Paper Program are currently evaluated based upon current maturities and market conditions. See Item 2 “- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt” included elsewhere in this Quarterly Report.
Foreign Currency Exchange Rate Risk
As an international business, we are subject to foreign currency exchange rate risk. We may experience gains or losses from foreign currency transactions in the future given that a significant part of our assets, liabilities, revenues and expenses are recorded in euros or pounds sterling. Certain assets, liabilities, revenues and expenses of foreign subsidiaries are denominated in the local functional currency of such subsidiaries. Our exposure to foreign denominated earnings for the six months and three months ended June 30, 2016 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Six Months Ended June 30, 2016		Three Months Ended June 30, 2016
	Pound sterling	Euro	Pound sterling	Euro
Average exchange rate to the U.S. dollar in the current year period	$1.4417	$1.1170	$1.4383	$1.1313
Average exchange rate to the U.S. dollar in the same period in the prior year	$1.5236	$1.1186	$1.5301	$1.1073
Average exchange rate increase (decrease)	(5)%	—%	(6)%	2%
Foreign denominated percentage of:
Revenues, less transaction-based expenses	11%	5%	11%	5%
Operating expenses	15%	4%	16%	4%
Operating income	7%	7%	5%	7%
Impact of the currency fluctuations (1) on:
Revenues, less transaction-based expenses	$(15)	$—	$(8)	$2
Operating expenses	$(10)	$—	$(6)	$1
Operating income	$(5)	$—	$(2)	$1

(1) Represents the impact of currency fluctuation for the six months and three months ended June 30, 2016 compared to the same periods in the prior year.
We have a significant part of our assets, liabilities, revenues and expenses recorded in pounds sterling or euros. For the six months and three months ended June 30, 2016, 17% and 16%, respectively, of our consolidated revenues, less transaction-based expenses, were denominated in pounds sterling or euros and 19% of both our consolidated expenses were denominated in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.
We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We had foreign currency transaction gains (losses) of ($1 million) and ($7 million) for the six months ended June 30, 2016 and 2015, respectively, and $2 million and ($2 million) for the three months ended June 30, 2016 and 2015, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. A 10% adverse change in the underlying foreign currency exchange rates as of June 30, 2016 would result in a foreign currency transaction loss of $4 million, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity.
We entered into foreign currency hedging transactions during the six months and three months ended June 30, 2016 as economic hedges to help mitigate a portion of our foreign exchange risk exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. Although we may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure, these hedging arrangements may not be effective, particularly in the event of imprecise forecasts of the levels of our non-U.S. denominated assets and liabilities.

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

	As of June 30, 2016
	Position in pounds sterling	Position in euros
Assets	£1,346	€220
of which goodwill represents	522	43
Liabilities	146	92
Net currency position	£1,200	€128
Impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$160	$14
As of June 30, 2016 and December 31, 2015, the portion of our equity attributable to accumulated other comprehensive loss from foreign currency translation was $244 million and $45 million, respectively. As of June 30, 2016, we had net exposure of pounds sterling and euros of £1.2 billion ($1.6 billion) and €128 million ($143 million), respectively. Based on these June 30, 2016 net currency positions, a hypothetical 10% decrease of the pound sterling against U.S. dollar would negatively impact our equity by $160 million and a hypothetical 10% decrease of the euro against U.S. dollar would negatively impact our equity by $14 million. For the six months and three months ended June 30, 2016, currency exchange rate differences had a negative impact of $199 million and $125 million, respectively, on our consolidated equity, primarily due to the decrease in the pound sterling/U.S. dollar exchange rate to 1.3312 as of June 30, 2016 (from 1.4868 as of December 31, 2015 and from 1.4363 as of March 31, 2016) due to the weakening pound sterling. The pound sterling decreased in late June 2016 following the U.K. referendum that resulted in a vote for the U.K. to leave the European Union. The future impact on our business relating to the U.K. leaving the European Union and the corresponding regulatory changes are uncertain at this time, including future impacts on currency exchange rates.
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
Our clearing houses hold material amounts of clearing member cash deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. Refer to note 9 to our consolidated financial statements above for more information on the clearing houses cash deposits, which were $48.5 billion as of June 30, 2016. While we seek to achieve a reasonable rate of return which may generate interest income for our clearing members, we are primarily concerned with preservation of capital and managing the risks associated with these deposits. As the clearing houses may pass on interest revenues (minus costs) to the members, this could include negative or reduced yield due to market conditions. For a summary of the risks associated with this investment activity and how these risks are mitigated, see Part II, Item 7(A) “Quantitative and Qualitative Disclosures About Market Risk” in our 2015 Form 10-K.
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

ITEM  1(A).     RISK FACTORS

In the second quarter of 2016, there were no significant new risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” in our 2015 Form 10-K. In addition to the other information set forth in this Quarterly Report, including the regulatory update information of Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the factors discussed under “Risk Factors” and the regulation discussion under “Business - Regulation” in our 2015 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our 2015 Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None. Please refer to Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for information about potential future stock repurchases.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
Not applicable.

ITEM 6.        EXHIBITS

Exhibit Number		Description of Document

3.1	—
Sixth Amended and Restated Bylaws of Intercontinental Exchange, Inc., effective May 6, 2016 (incorporated by reference to Exhibit 3.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 11, 2016, File No. 001-36198).

10.1	—
Form of Agreement Relating to Noncompetition and Other Covenants signed by each of the non-employee directors and by Intercontinental Exchange, Inc. (incorporated by reference to Exhibit 10.01 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 17, 2016, File No. 001-36198).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	—	Section 1350 Certification of Chief Executive Officer.

32.2	—	Section 1350 Certification of Chief Financial Officer.

101	—
The following materials from Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Loss and Redeemable Non-Controlling Interest (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*
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

Intercontinental Exchange, Inc. (Registrant)

Date: August 3, 2016	By:	/s/ Scott A. Hill
Scott A. Hill
Chief Financial Officer
(Principal Financial Officer)