Form 10-Q
period 2016-09-30
Intercontinental Exchange, Inc.
filed 2016-11-01
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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

(Do not check if a smaller company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☑
As of October 28, 2016, the number of shares of the registrant’s Common Stock outstanding was 119,135,216 shares.

INTERCONTINENTAL EXCHANGE, INC.
Form 10-Q
Quarterly Period Ended September 30, 2016
TABLE OF CONTENTS

PART I.	Financial Statements
Item 1	Consolidated Financial Statements (Unaudited):
	Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015	2
	Consolidated Statements of Income for the nine and three months ended September 30, 2016 and 2015	4
	Consolidated Statements of Comprehensive Income for the nine and three months ended September 30, 2016 and 2015	5
	Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Loss and Redeemable Non-Controlling Interest for the nine months ended September 30, 2016 and for the year ended December 31, 2015	6
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015	7
	Notes to Consolidated Financial Statements	8
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3	Quantitative and Qualitative Disclosures About Market Risk	51
Item 4	Controls and Procedures	53

PART II.	Other Information
Item 1	Legal Proceedings	53
Item 1A	Risk Factors	54
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3	Defaults Upon Senior Securities	54
Item 4	Mine Safety Disclosures	54
Item 5	Other Information	54
Item 6	Exhibits	54
SIGNATURES		55

PART I. Financial Statements
Item 1.    Consolidated Financial Statements (Unaudited)

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	As of	As of
	September 30, 2016	December 31, 2015
Assets:
Current assets:
Cash and cash equivalents	$458	$627
Short-term investments	24	29
Short-term restricted cash and investments	629	657
Customer accounts receivable, net of allowance for doubtful accounts of $5 and $2 at September 30, 2016 and December 31, 2015, respectively	789	700
Margin deposits and guaranty funds	49,832	51,169
Prepaid expenses and other current assets	112	131
Total current assets	51,844	53,313
Property and equipment, net	1,080	1,037
Other non-current assets:
Goodwill	12,009	12,079
Other intangible assets, net	10,359	10,758
Long-term restricted cash and investments	262	263
Long-term investments	416	299
Other non-current assets	326	238
Total other non-current assets	23,372	23,637
Total assets	$76,296	$77,987

Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$383	$398
Section 31 fees payable	33	116
Accrued salaries and benefits	182	215
Deferred revenue	217	98
Short-term debt	1,585	2,591
Margin deposits and guaranty funds	49,832	51,169
Other current liabilities	122	156
Total current liabilities	52,354	54,743
Non-current liabilities:
Non-current deferred tax liability, net	2,841	2,837
Long-term debt	4,720	4,717
Accrued employee benefits	454	478
Other non-current liabilities	349	337
Total non-current liabilities	8,364	8,369
Total liabilities	60,718	63,112
Commitments and contingencies
Redeemable non-controlling interest	34	35

Equity:
Intercontinental Exchange, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; no shares issued or outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value; 500 shares authorized; 126 shares issued at September 30, 2016 and December 31, 2015, and 119 shares outstanding at September 30, 2016 and December 31, 2015	1	1
Treasury stock, at cost; 7 shares at September 30, 2016 and December 31, 2015	(1,499)	(1,448)
Additional paid-in capital	12,415	12,295
Retained earnings	4,911	4,148
Accumulated other comprehensive loss	(316)	(188)
Total Intercontinental Exchange, Inc. shareholders’ equity	15,512	14,808
Non-controlling interest in consolidated subsidiaries	32	32
Total equity	15,544	14,840
Total liabilities and equity	$76,296	$77,987

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Transaction and clearing, net	$2,566	$2,414	$777	$831
Data services	1,463	614	489	209
Listings	314	303	106	101
Other revenues	131	132	44	46
Total revenues	4,474	3,463	1,416	1,187
Transaction-based expenses:
Section 31 fees	290	263	94	92
Cash liquidity payments, routing and clearing	823	737	244	279
Total revenues, less transaction-based expenses	3,361	2,463	1,078	816
Operating expenses:
Compensation and benefits	708	445	236	150
Technology and communication	277	147	93	49
Professional services	101	102	32	37
Rent and occupancy	52	45	17	14
Acquisition-related transaction and integration costs	61	34	14	8
Selling, general and administrative	83	82	31	24
Depreciation and amortization	470	276	181	94
Total operating expenses	1,752	1,131	604	376
Operating income	1,609	1,332	474	440
Other income (expense):
Interest expense	(134)	(67)	(44)	(21)
Other income (expense), net	24	(3)	13	4
Other expense, net	(110)	(70)	(31)	(17)
Income before income tax expense	1,499	1,262	443	423
Income tax expense	409	340	93	113
Net income	$1,090	$922	$350	$310
Net income attributable to non-controlling interest	(20)	(18)	(6)	(4)
Net income attributable to Intercontinental Exchange, Inc.	$1,070	$904	$344	$306
Earnings per share attributable to Intercontinental Exchange, Inc. common shareholders:
Basic	$8.99	$8.13	$2.88	$2.77
Diluted	$8.93	$8.10	$2.86	$2.76
Weighted average common shares outstanding:
Basic	119	111	119	110
Diluted	120	112	120	111
Dividend per share	$2.55	$2.15	$0.85	$0.75

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Net income	$1,090	$922	$350	$310
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (expense) benefit of $1 and ($3) for the nine months ended September 30, 2016 and 2015, respectively, and ($3) for the three months ended September 30, 2015	(245)	(17)	(46)	(36)
Change in fair value of available-for-sale securities	117	(126)	(12)	(87)
Employee benefit plan adjustments	—	(2)	—	—
Other comprehensive loss	(128)	(145)	(58)	(123)
Comprehensive income	$962	$777	$292	$187
Comprehensive income attributable to non-controlling interest	(20)	(18)	(6)	(4)
Comprehensive income attributable to Intercontinental Exchange, Inc.	$942	$759	$286	$183

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Loss
and Redeemable Non-Controlling Interest
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Shareholders' Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Value	Shares	Value
Balance, as of December 31, 2014	116	$1	(3)	$(743)	$9,938	$3,210	$(46)	$32	$12,392	$165
Other comprehensive loss	—	—	—	—	—	—	(142)	—	(142)	—
Stock consideration issued for acquisitions	9	—	—	—	2,197	—	—	—	2,197	—
Exercise of common stock options	—	—	—	—	19	—	—	—	19	—
Repurchases of common stock	—	—	(3)	(660)	—	—	—	—	(660)	—
Payments relating to treasury shares	—	—	(1)	(45)	—	—	—	—	(45)	—
Stock-based compensation	—	—	—	—	122	—	—	—	122	—
Issuance of restricted stock	1	—	—	—	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	19	—	—	—	19	—
Adjustment to redemption value	—	—	—	—	—	(5)	—	—	(5)	4
Distributions of profits	—	—	—	—	—	—	—	(16)	(16)	(11)
Dividends paid to shareholders	—	—	—	—	—	(331)	—	—	(331)	—
Purchase of subsidiary shares	—	—	—	—	—	—	—	—	—	(128)
Net income attributable to non-controlling interest	—	—	—	—	—	(21)	—	16	(5)	5
Net income	—	—	—	—	—	1,295	—	—	1,295	—
Balance, as of December 31, 2015	126	1	(7)	(1,448)	12,295	4,148	(188)	32	14,840	35
Other comprehensive loss	—	—	—	—	—	—	(128)	—	(128)	—
Exercise of common stock options	—	—	—	—	20	—	—	—	20	—
Payments relating to treasury shares	—	—	—	(51)	—	—	—	—	(51)	—
Stock-based compensation	—	—	—	—	100	—	—	—	100	—
Distributions of profits	—	—	—	—	—	—	—	(18)	(18)	(3)
Dividends paid to shareholders	—	—	—	—	—	(307)	—	—	(307)	—
Net income attributable to non-controlling interest	—	—	—	—	—	(20)	—	18	(2)	2
Net income	—	—	—	—	—	1,090	—	—	1,090	—
Balance, as of September 30, 2016	126	$1	(7)	$(1,499)	$12,415	$4,911	$(316)	$32	$15,544	$34

	As of	As of
	September 30, 2016	December 31, 2015
Accumulated other comprehensive loss was as follows:
Foreign currency translation adjustments	$(290)	$(45)
Fair value of available-for-sale securities	91	(26)
Comprehensive income from equity method investment	2	2
Employee benefit plans adjustments	(119)	(119)
Accumulated other comprehensive loss	$(316)	$(188)

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income	$1,090	$922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	470	276
Stock-based compensation	90	79
Deferred taxes	20	(63)
Amortization of fair market value premium on NYSE Notes	—	(23)
Other	2	(16)
Changes in assets and liabilities:
Customer accounts receivable	(88)	(62)
Other current and non-current assets	(8)	(20)
Section 31 fees payable	(83)	(106)
Deferred revenue	144	131
Other current and non-current liabilities	(129)	(228)
Total adjustments	418	(32)
Net cash provided by operating activities	1,508	890

Investing activities:
Capital expenditures	(166)	(125)
Capitalized software development costs	(88)	(67)
Proceeds from term deposits and sales of available-for-sale investments	—	1,084
Decrease in restricted cash and investments	18	14
Other	(70)	(60)
Net cash provided by (used in) investing activities	(306)	846

Financing activities:
Repayments of debt facilities and commercial paper, net	(1,006)	(681)
Dividends to shareholders	(307)	(242)
Repurchases of common stock	—	(605)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(51)	(42)
Distributions of profits to non-controlling interest	(21)	(24)
Purchase of subsidiary shares from non-controlling interest	—	(128)
Other	19	30
Net cash used in financing activities	(1,366)	(1,692)
Effect of exchange rate changes on cash and cash equivalents	(5)	(9)
Net increase (decrease) in cash and cash equivalents	(169)	35
Cash and cash equivalents, beginning of period	627	652
Cash and cash equivalents, end of period	$458	$687

Supplemental cash flow disclosure:
Cash paid for income taxes	$362	$419
Cash paid for interest	$89	$91

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
Our exchanges include futures exchanges in the United States, or U.S., United Kingdom, or U.K., Continental Europe, Canada and Singapore, and cash equities, equity options and bond exchanges in the U.S. We also operate over-the-counter, or OTC, markets for physical energy and credit default swaps, or CDS, trade execution. To serve global derivatives markets, we operate central counterparty clearing houses in the U.S., U.K., Continental Europe, Canada and Singapore (Note 9). We offer a range of data and connectivity services to customers in global financial and commodity markets, including fixed income pricing and reference data, analytics, feeds, desktops and connectivity solutions. Through our markets, clearing houses, listings and data services, we provide end-to-end solutions for our customers through liquid markets, benchmark products, access to capital markets, information, and a range of related services to support their ability to manage risk and raise capital.

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
Preparing financial statements requires us to make certain estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from these estimates. The results of operations for the nine and three months ended September 30, 2016 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
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
New and Recently Adopted Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. ASU 2016-01 provides updated guidance for the recognition, measurement, presentation, and disclosure of certain financial assets and liabilities, including the requirement that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 is effective for annual and interim reporting periods beginning after December 15, 2017. On the adoption of ASU 2016-01, changes in the fair value of our equity investment in Cetip, S.A., or Cetip, will no longer be reflected in accumulated other comprehensive income but will be recognized in net income. As of September 30, 2016, our investment in Cetip included an accumulated unrealized gain of $91 million (Note 10). During the nine and three months ended September 30, 2016, the change in the fair value of the Cetip investment was an increase of $117 million and a decrease of $12 million, respectively. Once adopted, such fair value changes will be reported as other income (expense) under ASU 2016-01. We are currently evaluating this guidance to determine any additional potential impact on our consolidated financial statements upon adoption.
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
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. ASU 2016-09 provides updated guidance for the recognition, measurement, presentation, and disclosure of certain components of stock compensation. The guidance includes the recognition of all excess tax benefits/deficiencies in the statement of income and classification as operating activities within the statement of cash flows, as well as the option to account for forfeitures based on awards expected to vest or as they occur. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. We decided to adopt ASU 2016-09 early as of January 1, 2016 on a prospective basis. As a result, for the nine and three months ended September 30, 2016, we recorded $13 million and $1 million, respectively, in excess tax benefits within our consolidated statements of income. No other terms of the adopted guidance resulted in any significant impact on our consolidated financial statements.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. For the nine and three months ended September 30, 2015, we reclassified $83 million and $36 million, respectively, of transaction based expenses in transaction and clearing revenues, net to transaction based expenses for consistency of how we report our cash equities markets. The amounts reclassified to transaction based expenses relate to equity options markets.

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

Cash and cash equivalents	$301
Goodwill	3,228
Identifiable intangible assets	2,883
Other assets and liabilities, net	273
Deferred tax liabilities on identifiable intangible assets	(1,057)
Total purchase price	$5,628

In performing the preliminary purchase price allocation, we considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of Interactive Data’s business. We have not yet obtained all of the information related to the fair value of the acquired assets and liabilities related to the acquisition to finalize the purchase price allocation. However, during the nine months ended September 30, 2016, we adjusted the preliminary purchase price allocation based on updated fair value analyses of the Interactive Data tangible and intangible assets and liabilities. The fair value adjustments reflected in the tables above and below primarily result in an increase in data/databases intangible assets of $33 million, a decrease in trade name and trademarks intangible assets of $21 million, a decrease in customer relationship intangible assets of $17 million, a decrease in other assets and liabilities, net of $23 million, an increase in deferred tax liabilities on identifiable intangible assets of $6 million, and a corresponding increase in goodwill of $28 million. The income statement impact for 2015 related to these fair value adjustments is not significant and has been recorded in 2016 in accordance with ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments.

The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of income taxes (including uncertain tax positions) and certain other tangible assets and liabilities. The allocation of the purchase price will be finalized upon the completion of the analysis of the acquired assets and liabilities during the fourth quarter of 2016.

The following table sets forth the components of the preliminary intangible assets associated with the acquisition as of September 30, 2016 (in millions, except years):

Preliminary Intangible Assets	Acquisition-Date Preliminary Fair Value	Foreign Currency Translation	Accumulated Amortization	Net Book Value	Useful Life (Years)
Customer relationships	$2,452	$(52)	$(80)	$2,320	20 to 25
Developed technology	168	(4)	(19)	145	5 to 8
In-process research and development	129	(3)	—	126	N/A
Data/databases	109	(2)	(22)	85	4
Trade names and trademarks	12	—	(8)	4	2
Market data provider relationships	11	—	(1)	10	20
Non-compete agreements	2	—	(2)	—	1
Total	$2,883	$(61)	$(132)	$2,690

As of September 30, 2016, $14 million of the in-process research and development has been moved to developed technology with a useful life of seven years.
Trayport Acquisition
On December 11, 2015, we acquired 100% of Trayport in a stock transaction. The total purchase price was $620 million, comprised of 2.5 million shares of our common stock. Trayport is a software company that licenses its technology to serve exchanges, OTC brokers and traders to facilitate electronic and hybrid trade execution primarily in the energy markets. The U.K. Competition and Markets Authority, or the CMA, undertook a review of our acquisition of Trayport under the merger control laws of the U.K. During the pendency of the review, we did not integrate Trayport’s into our existing business operations. On October 17, 2016, the CMA issued its findings and ordered a divestment of Trayport to remedy what the CMA indicated it believed to be a substantial lessening of competition in the supply of trade execution services and trade clearing services to energy traders in the European Economic Area. We intend to appeal the CMA’s decision and the appeal is expected to be a lengthy process. If our appeal is successful, the matter will be sent back to the CMA for additional review. If our appeal is not successful, we may be forced to sell Trayport. Therefore, we may be delayed in or prevented from realizing the benefits of the acquisition and if the appeal is not successful, there is no certainty of the price we could receive if a sale were required. The timing of a final decision is uncertain at this time. During the appeal process, we will not integrate Trayport's into our existing business operations.
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

In performing the preliminary purchase price allocation, we considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of Trayport’s business. We have not yet obtained all of the information related to the fair value of the acquired assets and liabilities related to the acquisition to finalize the purchase price allocation. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of income taxes (including uncertain tax positions) and certain other tangible assets and liabilities. The allocation of the purchase price will be finalized upon the completion of the analysis of the acquired assets and liabilities during the fourth quarter of 2016.

The following table sets forth the components of the preliminary intangible assets associated with the acquisition as of September 30, 2016 (in millions, except years):

Preliminary Intangible Assets	Acquisition-Date Preliminary Fair Value	Foreign Currency Translation	Accumulated Amortization	Net Book Value	Useful Life (Years)
Customer relationships	$242	$(35)	$(9)	$198	20
Developed technology	14	(2)	(2)	10	3 to 5
Trade names and trademarks	18	—	(2)	16	Indefinite
Total	$274	$(37)	$(13)	$224
Pro Forma Information
The financial information in the table below summarizes the combined results of operations of us, Interactive Data and Trayport, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of the periods presented. This pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information, including, without limitation, purchase accounting adjustments. The pro forma financial information does not reflect any synergies or operating cost reductions that have been and may be achieved from the combined operations. The pro forma financial information combines the historical results for us, Interactive Data and Trayport for the nine and three months ended September 30, 2015 in the following table (in millions, except per share amounts).

	Nine Months Ended September 30, 2015	Three Months Ended September 30, 2015
Total revenues, less transaction-based expenses	$3,226	$1,073
Operating income	1,493	497
Net income attributable to ICE	976	344
Earnings per common share:
Basic	$8.13	$2.88
Diluted	$8.09	$2.87
SPSE and Credit Market Analysis Acquisitions
On October 3, 2016, we acquired from S&P Global 100% of Standard & Poor’s Securities Evaluations, Inc., or SPSE, and 100% of Credit Market Analysis Limited for $431 million in cash. The cash consideration was funded from borrowing under our commercial paper program on October 3, 2016 (Note 6).
SPSE is a provider of fixed income evaluated pricing and Credit Market Analysis is a provider of independent data for the OTC markets, including credit derivatives and bonds. SPSE and Credit Market Analysis will become part of the suite of pricing and analytics products and services that comprise ICE Data Services. Upon completion of the acquisition, we changed the name of SPSE to Securities Evaluations. In order to comply with an Order of the Securities and Exchange Commission applicable to Interactive Data, services offered by Securities Evaluations will be managed and operated separately from the existing fixed income evaluated pricing services offered by ICE Data Services, including Interactive Data, until further notice. The acquisitions will enable us to offer customers new data and valuation services.

4.	Goodwill and Other Intangible Assets

The following is a summary of the activity in the goodwill balance for the nine months ended September 30, 2016 (in millions):

Goodwill balance at December 31, 2015	$12,079
Foreign currency translation	(96)
Other activity, net	26
Goodwill balance at September 30, 2016	$12,009

The following is a summary of the activity in the other intangible assets balance for the nine months ended September 30, 2016 (in millions):

Other intangible assets balance at December 31, 2015	$10,758
Foreign currency translation	(114)
Creditex customer relationship intangible asset impairment	(33)
Other activity, net	(7)
Amortization of other intangible assets	(245)
Other intangible assets balance at September 30, 2016	$10,359

The foreign currency translation adjustments in the tables above resulted from a portion of our goodwill and other intangible assets being held at our U.K., Continental European and Canadian subsidiaries, some of whose functional currencies are not the U.S. dollar. The foreign currency translation decrease for the nine months ended September 30, 2016 is primarily due to certain of our goodwill and intangible assets being recorded in pounds sterling, which decreased in value due to the weakening pound sterling exchange rate following the U.K. referendum vote in June 2016 to leave the European Union.

The changes in other activity, net in the tables above primarily relate to adjustments to the fair value of the net tangible and identifiable intangible assets and liabilities relating to the Interactive Data acquisition, with a corresponding adjustment to goodwill (Note 3).

In August 2016, we sold certain of Creditex’s U.S. voice brokerage operations to Tullett Prebon. During the third quarter of 2016, we discontinued Creditex’s U.K. voice brokerage operations. We continue to operate Creditex’s electronically traded markets and systems, post-trade connectivity platforms and intellectual property.

We continued to monitor potential triggering events in our CDS trade execution business during 2016, including the impacts of divesting the brokerage business, changes in the business and regulatory climate in which the remaining business operates, the volatility in the capital markets, our recent operating performance and our current financial projections. Based on an analysis of these factors, it was determined that the carrying value of the Creditex customer relationship intangible asset was not fully recoverable and an impairment of the asset was recorded in September 2016 for $33 million based on a discounted cash flow calculation. The impairment was recorded as amortization expense within our trading and clearing segment in the accompanying consolidated statements of income for the nine and three months ended September 30, 2016. As of September 30, 2016, the remaining Creditex customer relationship intangible asset is $15 million and will continue to be amortized over the remaining useful life through August 2020.

5.	Deferred Revenue

Deferred revenue represents cash received that is yet to be recognized as revenue. Total deferred revenue was $334 million as of September 30, 2016, including $217 million in current deferred revenue and $117 million in non-current deferred revenue. The changes in our deferred revenue during the nine months ended September 30, 2016 are as follows (in millions):

	Annual Listings Revenue	Original Listings Revenues	Other Listings Revenues	Data Services and Other Revenues	Total
Deferred revenue balance at December 31, 2015	$—	$50	$59	$81	$190
Additions	363	15	57	353	788
Amortization	(274)	(7)	(33)	(330)	(644)
Deferred revenue balance at September 30, 2016	$89	$58	$83	$104	$334

6.	Debt

Our total debt, including short-term and long-term debt, consisted of the following as of September 30, 2016 and December 31, 2015 (in millions):

	As of September 30, 2016	As of December 31, 2015
Debt:
Commercial Paper	$1,585	$2,591
Short-term debt	1,585	2,591
NYSE USD Notes (2.00% senior unsecured notes due October 5, 2017)	851	852
2018 Senior Notes (2.50% senior unsecured notes due October 15, 2018)	597	597
2020 Senior Notes (2.75% senior unsecured notes due December 1, 2020)	1,241	1,239
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	790	789
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,241	1,240
Long-term debt	4,720	4,717
Total debt	$6,305	$7,308
Credit Facility
We have entered into a $3.0 billion senior unsecured revolving credit facility, or the Credit Facility, with a maturity date of November 13, 2020. The Credit Facility includes an option for us to propose an increase in the aggregate amount available for borrowing by up to $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. On November 13, 2015, we utilized this option to increase the amount of the Credit Facility to $3.4 billion. The commitments under the Credit Facility will automatically reduce to $2.95 billion on April 3, 2019. No amounts were outstanding under the Credit Facility as of September 30, 2016.
Of the $3.4 billion that is currently available for borrowing under the Credit Facility, $1.6 billion is required to back-stop the amount outstanding under our Commercial Paper Program as of September 30, 2016. The amount required to back-stop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $1.8 billion available under the Credit Facility as of September 30, 2016 is available to us to use for working capital and general corporate purposes including, but not limited to, acting as a back-stop to future increases in the amounts outstanding under the Commercial Paper Program.
364 Day Facility
In November 2015, we entered into a $500 million 364 day senior unsecured revolving credit facility, or the 364 Day Facility. The amounts available under the 364 Day Facility are available for use by us for working capital and general corporate purposes, but specifically excluding any use to back-stop amounts issued under the Commercial Paper Program. The amounts available to us under the 364 Day Credit Facility were reduced to $375 million on May 13, 2016 and $250 million on August 13, 2016. No amounts were outstanding under the 364 Day Facility as of September 30, 2016.
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
Commercial paper notes of $1.6 billion with original maturities ranging from 1 to 89 days were outstanding as of September 30, 2016 under our Commercial Paper Program. As of September 30, 2016, the weighted average interest rate on the $1.6 billion outstanding under our Commercial Paper Program was 0.55% per annum, with a weighted average maturity of 25 days. We repaid $1.0 billion of the amounts outstanding under the Commercial Paper Program during the nine months ended September 30, 2016 using cash flows from operations and a portion of our unrestricted cash balances.
On October 3, 2016, we borrowed $431 million in commercial paper to fund the purchase price of the SPSE and Credit Market Analysis acquisitions (Note 3).
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
NYSE Notes
In connection with our acquisition on November 13, 2013 of NYSE Euronext, which we refer to as NYSE following the initial public offering and sale of Euronext in 2014, we assumed NYSE’s outstanding debt instruments, which included $850 million of 2.00% senior unsecured fixed rate notes due in October 2017, or the NYSE USD Notes, and €920 million ($1.1 billion) of 5.375% senior unsecured fixed rate notes that were due in June 2015, or the NYSE EUR Notes, and together with the NYSE USD Notes, the NYSE Notes. On June 30, 2015, we repaid the NYSE EUR Notes using cash that had been set aside in July 2014 from the proceeds of the sale of Euronext.
During the nine months ended September 30, 2015, the amortization of the increase in the fair value of the NYSE Notes that was recorded in connection with the NYSE acquisition purchase accounting was $23 million. No significant amortization expenses were recorded after the repayment of the NYSE EUR Notes.

7.	Equity
We currently sponsor employee and director stock option and restricted stock plans. Stock options and restricted stock are granted at the discretion of the compensation committee of the board of directors. All stock options and restricted stock awards are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options and restricted stock on the date of grant is recognized as expense over the vesting period, net of estimated forfeitures. The non-cash compensation expenses recognized in our consolidated statements of income for stock options and restricted stock were $90 million and $79 million for the nine months ended September 30, 2016 and 2015, respectively, and $30 million and $32 million for the three months ended September 30, 2016 and 2015, respectively.
Stock Option Plans
The following is a summary of stock options for the nine months ended September 30, 2016:

	Number of Options	Weighted Average Exercise Price per Option
Outstanding at December 31, 2015	774,551	$159.66
Granted	150,323	250.07
Exercised	(135,048)	146.26
Outstanding at September 30, 2016	789,826	179.16

Details of stock options outstanding as of September 30, 2016 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Vested or expected to vest	789,826	$179.16	6.8	$71
Exercisable	544,367	$154.58	5.9	$62
The total intrinsic value of stock options exercised during the nine months ended September 30, 2016 and 2015 were $15 million and $19 million, respectively, and $5 million for both the three months ended September 30, 2016 and 2015. As of September 30, 2016, there were $9 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.8 years as the stock options vest.
We use the Black-Scholes option pricing model for purposes of valuing stock option awards. During the nine months ended September 30, 2016 and 2015, we used the weighted-average assumptions in the table below to compute the value of all options for shares of common stock granted to employees:

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
Restricted Stock Plans
In January 2016, we reserved a maximum of 330,924 restricted shares for potential issuance as performance-based restricted shares to certain of our employees. The number of shares that will ultimately be granted under the performance awards will be based on our actual financial performance as compared to financial performance targets set by our board of directors and compensation committee for the year ending December 31, 2016. The maximum compensation expense to be recognized under these performance-based restricted shares is $80 million if the maximum financial performance target is met and all 330,924 shares vest. The compensation expense to be recognized under these performance-based restricted shares will be $39 million if the target financial performance is met, which would result in 165,462 shares vesting. These restricted shares are also subject to a market condition that could reduce the number of shares that are ultimately granted. We will recognize expense on an accelerated basis over the three-year vesting period based on our quarterly assessment of the probable 2016 actual financial performance as compared to the 2016 financial performance targets. As of September 30, 2016, we determined that it is probable that the financial performance level will be at target for 2016. Based on this assessment, we recorded non-cash compensation expense of $17 million and $6 million for the nine and three months ended September 30, 2016, respectively, related to these shares and the remaining $22 million in non-cash compensation expense will be recorded on an accelerated basis over the remaining vesting period, including $7 million of which will be recorded over the remainder of 2016.
The following is a summary of the non-vested restricted shares for the nine months ended September 30, 2016:

	Number of Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share
Non-vested at December 31, 2015	1,254,235	$199.44
Granted	614,479	249.43
Vested	(476,581)	188.73
Forfeited	(66,266)	227.27
Non-vested at September 30, 2016	1,325,867	225.54
Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance-based shares have been presented to reflect the actual shares to be issued based on the achievement of past performance targets. Non-vested performance-based restricted shares granted are presented in the table above at the maximum number of restricted shares that would vest if the maximum performance targets are met. As of September 30, 2016, there were $147 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted-average period of 1.4 years as the restricted stock vests. These unrecognized compensation costs assume that a target performance level will be met on the performance-based restricted shares granted in January 2016. During the nine months ended September 30, 2016 and 2015, the total fair value of restricted stock vested under all restricted stock plans was $120 million and $91 million, respectively.
Stock Repurchase Program
During the nine months ended September 30, 2015, we repurchased 2,635,974 shares of our common stock for $605 million under a stock repurchase plan. In connection with our acquisition of Interactive Data during the fourth quarter of 2015, we suspended our stock repurchase plan and that plan expired shortly thereafter. We did not repurchase any of our outstanding common stock during the nine months ended September 30, 2016. We recorded the receipt of the shares repurchased as treasury stock.
The timing and extent of future repurchases, that are not made pursuant to a Rule 10b5-1 trading plan will be at our discretion and will depend upon many conditions. Our management and board of directors periodically review whether or not to be active in repurchasing our stock. In making a determination regarding any stock repurchases, we consider multiple factors. The factors may include: overall stock market conditions, our common stock price movements, the remaining amount authorized for repurchases by our board of directors, the potential impact of a stock repurchase program on our corporate debt ratings, our expected free cash flow and working capital needs, our current and future planned strategic growth initiatives, and other potential uses of our cash and capital resources.
In August 2016, our board of directors approved an aggregate of $1.0 billion for future repurchases of our common stock with no fixed expiration date, subject to applicable laws and regulations. Repurchases may be made from time to time on the open market, through established plans, in privately-negotiated transactions or otherwise, in accordance with all applicable securities laws, rules and regulations. We have entered into a Rule 10b5-1 trading plan to govern some or all of the repurchases of our shares of common stock, and we began to repurchase shares in October 2016. We may discontinue the stock repurchases at any time and may terminate the Rule 10b5-1 trading plan at any time. The approval of our board of directors for the share repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our board of directors may increase or decrease the amount of capacity we have for repurchases from time to time.
Stock Split
In August 2016, our board of directors approved pursuing an effective 5-for-1 split of ICE’s common stock that would be distributed in the form of a four share stock dividend per share of common stock, subject to both SEC and stockholder approval of an amendment and restatement to our Certificate of Incorporation to increase our authorized shares of common stock and capital stock. We received SEC approval on September 29, 2016 and stockholder approval on October 12, 2016 for the adoption of an amendment and restatement of our Certificate of Incorporation. Our board of directors, through a designated dividend committee, declared a 5-for-1 stock split of our common stock in the form of a stock dividend on October 12, 2016. Stockholders of record as of the close of market on October 27, 2016 will receive four additional shares for each share of ICE common stock held on such record date. The new shares will be payable on November 3, 2016 and our common stock is expected to begin trading on a split-adjusted basis on November 4, 2016. As previously announced, we retired all of our outstanding treasury shares effective upon the October 27, 2016 record date.
Treasury Stock
During the nine months ended September 30, 2016 and 2015, we received 208,091 shares and 194,696 shares, respectively, of common stock from certain of our employees related to tax withholdings made by us on our employee’s behalf for restricted stock and stock option exercises. We recorded the receipt of the shares as treasury stock. Treasury stock activity is presented in the accompanying consolidated statements of changes in equity, accumulated other comprehensive loss and redeemable non-controlling interest.
In connection with the record date for the 5-for-1 stock split on October 27, 2016, all shares of common stock held by us as treasury shares were canceled and extinguished. Therefore, as of the close of market on October 27, 2016, all 7,054,703 outstanding treasury stock shares were retired. In connection with the retirement, of the $1.5 billion value assigned to the treasury stock shares, $1.1 billion was allocated to additional paid-in capital and $371 million was allocated to retained earnings. The amount allocated to additional paid-in capital was determined based on the paid-in capital per share generated from the historical issuances of these treasury shares.

8.	Income Taxes
Our effective tax rate was 27% for both the nine months ended September 30, 2016 and 2015 and 21% and 27% for the three months ended September 30, 2016 and 2015, respectively. The effective tax rates for the nine and three months ended September 30, 2016 and 2015 were lower than the federal statutory rate primarily due to favorable tax law changes and favorable foreign income tax rate differentials, partially offset by state income taxes. The favorable foreign income tax rate differential results primarily from lower tax rates in the U.K.
During the third quarter of 2016, the U.K. reduced their corporate income tax rate from 18% to 17% effective April 1, 2020, which resulted in a deferred tax benefit. The impact of the deferred tax benefit for the nine and three months ended September 30, 2016 lowered the effective tax rates by 2 percentage points and 8 percentage points, respectively. The decrease in the effective tax rate for the three months ended September 30, 2016, from the comparable period in 2015, is primarily due to the deferred tax benefit associated with the future U.K. income tax rate reduction. However, the effective tax rates for the nine months ended September 30, 2016 and 2015 remained consistent due to favorable tax law changes in both periods.
Our non-U.S. subsidiaries had $3.5 billion in cumulative undistributed earnings as of September 30, 2016. This amount represents the post-income tax earnings under GAAP adjusted for previously taxed income. The earnings from our non-U.S. subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability is not practicable. Any future distribution by way of dividend of these non-U.S. earnings may subject us to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to various non-U.S. countries.

9.	Clearing Organizations
We operate regulated central counterparty clearing houses for the settlement and clearance of derivative contracts. The clearing houses include ICE Clear Europe, ICE Clear Credit, ICE Clear U.S., ICE Clear Canada, ICE Clear Netherlands and ICE Clear Singapore (referred to herein collectively as the “ICE Clearing Houses”).

•
ICE Clear Europe performs the clearing and settlement for all futures and options contracts traded through ICE Futures Europe and ICE Endex, for energy futures and options contracts trading through ICE Futures U.S., and for CDS contracts submitted for clearing in Europe.

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
Each of the ICE Clearing Houses requires all clearing members to maintain cash on deposit or pledge certain assets, which may include government obligations, non-government obligations or gold to guarantee performance of the clearing members’ open positions. Such amounts in total are known as “original margin”. The ICE Clearing Houses may make intraday original margin calls in circumstances where market conditions require additional protection. The daily profits and losses from and to the ICE Clearing Houses due to the marking-to-market of open contracts is known as “variation margin”. The ICE Clearing Houses mark all outstanding contracts to market, and therefore pay and collect variation margin, at least once daily, and in some cases multiple times throughout the day. Marking-to-market allows the ICE Clearing Houses to identify any clearing members that may be unable to satisfy the financial obligations resulting from changes in the prices of their open contracts before those financial obligations become exceptionally large and jeopardize the ability of the ICE Clearing Houses to ensure financial performance of clearing members’ open positions.
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
The ICE Clearing Houses seek to reduce their exposure through a risk management program that includes initial and ongoing financial standards for clearing member admission and continued membership, original and variation margin requirements, and mandatory deposits to the guaranty fund. The amounts that the clearing members are required to maintain in the original margin and guaranty fund accounts are determined by standardized parameters established by the risk management departments and reviewed by the risk committees and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time. As of September 30, 2016 and December 31, 2015, the ICE Clearing Houses have received or have been pledged $91.2 billion and $87.2 billion, respectively, in cash and non-cash collateral in original margin and guaranty fund deposits to cover price movements of underlying contracts for both periods. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations up to the limits established under the respective rules of each ICE Clearing House.
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
We have contributed $150 million, $50 million and $50 million in cash to the ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. guaranty funds, respectively, as of September 30, 2016, and such amounts are at risk and could be used in the event of a clearing member default where the amount of the defaulting clearing member’s original margin and guaranty fund deposits are insufficient. The $250 million combined contributions to the guaranty funds as of September 30, 2016 and December 31, 2015 are included in long-term restricted cash in the accompanying consolidated balance sheets.
As of September 30, 2016, our cash margin deposits and guaranty fund are as follows for the ICE Clearing Houses (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	Other ICE Clearing Houses	Total
Original margin	$25,617	$14,726	$4,669	$170	$45,182
Guaranty fund	2,585	1,751	303	11	4,650
Total	$28,202	$16,477	$4,972	$181	$49,832
As of December 31, 2015, our cash margin deposits and guaranty fund are as follows for the ICE Clearing Houses (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	Other ICE Clearing Houses	Total
Original margin	$28,454	$13,750	$3,882	$159	$46,245
Guaranty fund	2,589	2,011	311	13	4,924
Total	$31,043	$15,761	$4,193	$172	$51,169
We have recorded these cash deposits in the accompanying consolidated balance sheets as current assets with corresponding current liabilities to the clearing members of the relevant ICE Clearing House. All cash and securities are available only to meet the financial obligations of that clearing member to the relevant ICE Clearing House. ICE Clear Europe, ICE Clear Credit, ICE Clear U.S., ICE Clear Canada, ICE Clear Netherlands and ICE Clear Singapore are separate legal entities and are not subject to the liabilities of the other ICE Clearing Houses or the obligations of the members of the other ICE Clearing Houses. The amount of these cash deposits may fluctuate due to the types of margin collateral choices available to clearing members and the change in the amount of deposits required. As a result, these assets and corresponding liabilities may vary significantly over time.
Of the cash held by the ICE Clearing Houses, as of September 30, 2016, $38.7 billion is secured in reverse repurchase agreements with primarily overnight maturities or direct investment in government securities. ICE Clear Credit has been designated as a systemically important financial market utility by the Financial Stability Oversight Council and has been authorized to establish and maintain a cash account at the Federal Reserve Bank of Chicago. ICE Clear Credit held $7.5 billion of its U.S. dollar cash in the guaranty fund and in original margin in the cash account at the Federal Reserve Bank of Chicago as of September 30, 2016. The remaining cash deposits at the ICE Clearing Houses are held in demand deposit accounts at large, highly rated financial institutions and directly in U.S. Treasury securities with original maturities of less than 12 months.
In addition to the cash deposits for original margin and the guaranty fund, the ICE Clearing Houses have also received other assets from clearing members, which include government obligations, and may include other non-cash collateral such as certain agency and corporate debt or gold to mitigate credit risk. These assets are not reflected in the accompanying consolidated balance sheets as the risks and rewards of these assets remain with the clearing members unless the ICE Clearing Houses have sold or re-pledged the assets or in the event of a clearing member default, where the clearing member is no longer entitled to redeem the assets. Any income, gain or loss accrues to the clearing member. For certain non-cash deposits, the ICE Clearing Houses may impose discount or “haircut” rates to ensure adequate collateral levels to account for fluctuations in the market value of these deposits. As of September 30, 2016 and December 31, 2015, the assets pledged by the clearing members as original margin and guaranty fund deposits for each of the ICE Clearing Houses are detailed below (in millions):

	As of September 30, 2016				As of December 31, 2015
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	Other ICE Clearing Houses	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	Other ICE Clearing Houses
Original margin:
Government securities at face value	$23,407	$5,998	$10,914	$33	$21,690	$4,989	$8,161	$97
Other	—	—	—	393	—	—	—	381
Total	$23,407	$5,998	$10,914	$426	$21,690	$4,989	$8,161	$478
Guaranty fund:
Government securities at face value	$263	$178	$156	$31	$267	$229	$158	$61

10.	Fair Value Measurements

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
Financial assets and liabilities recorded in the accompanying consolidated balance sheets as of September 30, 2016 and December 31, 2015 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. Financial instruments measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 are as follows (in millions):

	As of September 30, 2016			As of December 31, 2015
	Level 1	Level 2 and 3	Total	Level 1	Level 2 and 3	Total
Assets at fair value:
Long-term investment in equity securities	$416	$—	$416	$299	$—	$299
U.S. Treasury securities	503	—	503	449	—	449
Mutual Funds	24	—	24	29	—	29
Total assets at fair value	$943	$—	$943	$777	$—	$777
As of September 30, 2016, the fair value of our $1.24 billion 2020 Senior Notes was $1.30 billion, the fair value of our $1.24 billion 2025 Senior Notes was $1.36 billion, the fair value of our $851 million NYSE USD Notes was $857 million, the fair value of our $790 million 2023 Senior Notes was $882 million, and the fair value of our $597 million 2018 Senior Notes was $615 million. The fair values of these fixed rate notes were estimated using quoted market prices for these instruments. The fair value of our commercial paper approximates the carrying value since the rates of interest on this short-term debt approximate market rates as of September 30, 2016. All other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.
The long-term investment in equity securities represents our investment in Cetip, which is recorded as an available-for-sale investment, and is recorded and held in Brazilian reais. Cetip was valued at $416 million as of September 30, 2016, using its quoted market price. Changes in the fair value of the Cetip investment are currently reflected in accumulated other comprehensive income (loss) and do not impact earnings, except to the extent that unrealized losses are deemed to be other than temporary (Note 2). As of September 30, 2016, we had an accumulated unrealized gain related to this investment of $91 million.
In April 2016, Cetip and BM&FBOVESPA in Brazil entered into a merger agreement. Consummation of the merger remains subject to approval by the regulatory bodies of the Central Bank of Brazil, the Securities and Exchange Commission of Brazil and Brazil’s Council for Economic Defense. The proposed merger values Cetip at R$45.69 per share based upon the September 30, 2016 BM&FBOVESPA closing stock price. Under the terms of the merger agreement, Cetip shareholders will receive a combination of cash (75%) and BM&FBOVESPA stock (25%). Given that a portion of the purchase price consists of BM&FBOVESPA stock, the merger agreement includes an adjustment mechanism that provides for a stock valuation based on the BM&FBOVESPA average trading price during the 30 trading days preceding the last required regulatory approval, with a minimum stock valuation of R$42.00 per share and a maximum stock valuation of R$48.51 per share.
As of September 30, 2016, we held $503 million in U.S. Treasury securities, all of which had remaining maturities of less than one year at the date of purchase. Of these securities, $1 million were recorded as cash and cash equivalents, $352 million were recorded as short-term restricted cash and investments and $150 million were recorded as long-term restricted cash and investments in the accompanying consolidated balance sheet as of September 30, 2016. All of the U.S. Treasury securities recorded as cash and cash equivalents have original maturities of less than 90 days.
We did not use Level 2 and 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of September 30, 2016 or December 31, 2015. We measure certain assets, such as intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of September 30, 2016 and December 31, 2015, none of these assets were required to be recorded at fair value since no impairment indicators were present.

11.	Condensed Consolidating Financial Statements (Unaudited)

In connection with our acquisition of NYSE, Intercontinental Exchange, Inc., or ICE, and NYSE Holdings LLC, or NYSE Holdings, established various guarantees to protect against structural subordination of each entity’s existing indebtedness. NYSE Holdings is our 100% owned subsidiary and fully and unconditionally guarantees, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of our senior notes. Similarly, ICE fully and unconditionally guarantees, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of the NYSE USD Notes. The guarantees will remain in place until the NYSE USD Notes mature in October 2017.

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

Intercontinental Exchange, Inc.
Condensed Consolidating Balance Sheets
As of September 30, 2016
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$1	$—	$457	$—	$458
Intercompany receivable	2,694	—	512	(3,206)	—
Margin deposits and guaranty funds	—	—	49,832	—	49,832
Notes receivable from affiliate, current	—	597	—	(597)	—
Other current assets	2	—	1,552	—	1,554
Total current assets	2,697	597	52,353	(3,803)	51,844
Property and equipment, net	—	—	1,080	—	1,080
Other non-current assets:
Goodwill and other intangible assets, net	—	—	22,368	—	22,368
Investment in subsidiaries	22,062	14,180	—	(36,242)	—
Notes receivable from affiliate, non-current	620	5,404	5,573	(11,597)	—
Other non-current assets	95	10	899	—	1,004
Total other non-current assets	22,777	19,594	28,840	(47,839)	23,372
Total assets	$25,474	$20,191	$82,273	$(51,642)	$76,296

Current liabilities:
Short-term debt	$1,585	$—	$—	$—	$1,585
Margin deposits and guaranty funds	—	—	49,832	—	49,832
Intercompany payable	—	3,206	—	(3,206)	—
Notes payable to affiliates, current	281	—	316	(597)	—
Other current liabilities	59	—	878	—	937
Total current liabilities	1,925	3,206	51,026	(3,803)	52,354
Non-current liabilities:
Long-term debt	3,869	851	—	—	4,720
Notes payable to affiliates, non-current	4,164	1,409	6,024	(11,597)	—
Other non-current liabilities	4	—	3,640	—	3,644
Total non-current liabilities	8,037	2,260	9,664	(11,597)	8,364
Total liabilities	9,962	5,466	60,690	(15,400)	60,718
Redeemable non-controlling interest	—	—	34	—	34

Equity:
Total shareholders’ equity	15,512	14,725	21,517	(36,242)	15,512
Non-controlling interest in consolidated subsidiaries	—	—	32	—	32
Total equity	15,512	14,725	21,549	(36,242)	15,544
Total liabilities and equity	$25,474	$20,191	$82,273	$(51,642)	$76,296

Intercontinental Exchange, Inc.
Condensed Consolidating Balance Sheets
As of December 31, 2015
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$1	$—	$626	$—	$627
Intercompany receivable	3,176	—	—	(3,176)	—
Margin deposits and guaranty funds	—	—	51,169	—	51,169
Note receivable from affiliate, current	—	705	77	(782)	—
Other current assets	5	—	1,512	—	1,517
Total current assets	3,182	705	53,384	(3,958)	53,313
Property and equipment, net	—	—	1,037	—	1,037
Other non-current assets:
Goodwill and other intangible assets, net	—	—	22,837	—	22,837
Investment in subsidiaries	21,120	9,840	—	(30,960)	—
Note receivable from affiliate, non-current	—	3,128	3,370	(6,498)	—
Other non-current assets	20	10	770	—	800
Total other non-current assets	21,140	12,978	26,977	(37,458)	23,637
Total assets	$24,322	$13,683	$81,398	$(41,416)	$77,987

Current liabilities:
Short-term debt	$2,591	$—	$—	$—	$2,591
Margin deposits and guaranty funds	—	—	51,169	—	51,169
Intercompany payable	—	1,784	1,392	(3,176)	—
Notes payable to affiliates, current	358	—	424	(782)	—
Other current liabilities	36	—	947	—	983
Total current liabilities	2,985	1,784	53,932	(3,958)	54,743
Non-current liabilities:
Long-term debt	3,865	852	—	—	4,717
Notes payable to affiliates, non-current	2,629	741	3,128	(6,498)	—
Other non-current liabilities	35	—	3,617	—	3,652
Total non-current liabilities	6,529	1,593	6,745	(6,498)	8,369
Total liabilities	9,514	3,377	60,677	(10,456)	63,112
Redeemable non-controlling interest	—	—	35	—	35

Equity:
Total shareholders’ equity	14,808	10,306	20,654	(30,960)	14,808
Non-controlling interest in consolidated subsidiaries	—	—	32	—	32
Total equity	14,808	10,306	20,686	(30,960)	14,840
Total liabilities and equity	$24,322	$13,683	$81,398	$(41,416)	$77,987

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2016
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing, net	$—	$—	$2,566	$—	$2,566
Data services	—	—	1,463	—	1,463
Listings and other revenues	—	—	445	—	445
Revenues	—	—	4,474	—	4,474
Transaction-based expenses	—	—	1,113	—	1,113
Revenues, less transaction-based expenses	—	—	3,361	—	3,361
Operating expenses:
Compensation and benefits	1	—	707	—	708
Technology and communication	—	—	277	—	277
Acquisition-related transaction and integration costs	—	—	61	—	61
Selling, general, administrative and other	1	—	235	—	236
Depreciation and amortization	—	—	470	—	470
Operating expenses	2	—	1,750	—	1,752
Operating income (loss)	(2)	—	1,611	—	1,609
Intercompany interest on loans	(13)	32	(19)	—	—
Other income (expense), net	(113)	(12)	15	—	(110)
Total other income (expense), net	(126)	20	(4)	—	(110)
Income (loss) before income taxes	(128)	20	1,607	—	1,499
Income tax expense	—	—	409	—	409
Equity earnings from subsidiaries	1,197	920	—	(2,117)	—
Net income	$1,069	$940	$1,198	$(2,117)	$1,090
Net income attributable to non-controlling interest	—	—	(20)	—	(20)
Net income attributable to ICE	$1,069	$940	$1,178	$(2,117)	$1,070

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Comprehensive Income
Nine Months Ended September 30, 2016
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income	$1,069	$940	$1,198	$(2,117)	$1,090
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	(245)	—	(245)
Change in fair value of available-for-sale-securities	—	—	117	—	117
Total other comprehensive loss	—	—	(128)	—	(128)
Comprehensive loss of subsidiaries	(128)	(64)	—	192	—
Comprehensive income	941	876	1,070	(1,925)	962
Comprehensive income attributable to non-controlling interests	—	—	(20)	—	(20)
Comprehensive income attributable to ICE	$941	$876	$1,050	$(1,925)	$942

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Three Months Ended September 30, 2016
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing, net	$—	$—	$777	$—	$777
Data services	—	—	489	—	489
Listings and other revenues	—	—	150	—	150
Revenues	—	—	1,416	—	1,416
Transaction-based expenses	—	—	338	—	338
Revenues, less transaction-based expenses	—	—	1,078	—	1,078
Operating expenses:
Compensation and benefits	—	—	236	—	236
Technology and communication	—	—	93	—	93
Acquisition-related transaction and integration costs	—	—	14	—	14
Selling, general, administrative and other	1	—	79	—	80
Depreciation and amortization	—	—	181	—	181
Operating expenses	1	—	603	—	604
Operating income (loss)	(1)	—	475	—	474
Intercompany interest on loans	(3)	16	(13)	—	—
Other income (expense), net	(34)	(4)	7	—	(31)
Total other income (expense), net	(37)	12	(6)	—	(31)
Income (loss) before income taxes	(38)	12	469	—	443
Income tax expense	—	—	93	—	93
Equity earnings from subsidiaries	381	309	—	(690)	—
Net income	$343	$321	$376	$(690)	$350
Net income attributable to non-controlling interest	—	—	(6)	—	(6)
Net income attributable to ICE	$343	$321	$370	$(690)	$344

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Comprehensive Income
Three Months Ended September 30, 2016
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income	$343	$321	$376	$(690)	$350
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(46)	—	(46)
Change in fair value of available-for-sale-securities	—	—	(12)	—	(12)
Total other comprehensive loss	—	—	(58)	—	(58)
Comprehensive loss of subsidiaries	(58)	(46)	—	104	—
Comprehensive income	285	275	318	(586)	292
Comprehensive income attributable to non-controlling interests	—	—	(6)	—	(6)
Comprehensive income attributable to ICE	$285	$275	$312	$(586)	$286

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2015
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing, net	$—	$—	$2,414	$—	$2,414
Data services	—	—	614	—	614
Listings and other revenues	—	—	435	—	435
Revenues	—	—	3,463	—	3,463
Transaction-based expenses	—	—	1,000	—	1,000
Revenues, less transaction-based expenses	—	—	2,463	—	2,463
Operating expenses:
Compensation and benefits	1	—	444	—	445
Technology and communication	—	—	147	—	147
Acquisition-related transaction and integration costs	—	—	34	—	34
Selling, general, administrative and other	1	—	228	—	229
Depreciation and amortization	—	—	276	—	276
Operating expenses	2	—	1,129	—	1,131
Operating income (loss)	(2)	—	1,334	—	1,332
Intercompany interest on loans	(4)	28	(24)	—	—
Other expense, net	(20)	(50)	—	—	(70)
Total other expense, net	(24)	(22)	(24)	—	(70)
Income (loss) before income taxes	(26)	(22)	1,310	—	1,262
Income tax expense (benefit)	(19)	—	359	—	340
Equity earnings from subsidiaries	911	288	—	(1,199)	—
Net income	$904	$266	$951	$(1,199)	$922
Net income attributable to non-controlling interest	—	—	(18)	—	(18)
Net income attributable to ICE	$904	$266	$933	$(1,199)	$904

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

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Three Months Ended September 30, 2015
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing, net	$—	$—	$831	$—	$831
Data services	—	—	209	—	209
Listings and other revenues	—	—	147	—	147
Revenues	—	—	1,187	—	1,187
Transaction-based expenses	—	—	371	—	371
Revenues, less transaction-based expenses	—	—	816	—	816
Operating expenses:
Compensation and benefits	—	—	150	—	150
Technology and communication	—	—	49	—	49
Acquisition-related transaction and integration costs	—	—	8	—	8
Selling, general, administrative and other	—	—	75	—	75
Depreciation and amortization	—	—	94	—	94
Operating expenses	—	—	376	—	376
Operating income	—	—	440	—	440
Intercompany interest on loans	(2)	9	(7)	—	—
Other income (expense), net	(13)	(17)	13	—	(17)
Total other income (expense), net	(15)	(8)	6	—	(17)
Income (loss) before income taxes	(15)	(8)	446	—	423
Income tax expense (benefit)	(16)	—	129	—	113
Equity earnings from subsidiaries	305	120	—	(425)	—
Net income	$306	$112	$317	$(425)	$310
Net income attributable to non-controlling interest	—	—	(4)	—	(4)
Net income attributable to ICE	$306	$112	$313	$(425)	$306

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

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2016
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net cash provided by operating activities	$25	$78	$1,477	$(72)	$1,508
Investing activities:
Loans to subsidiaries	(138)	(2,168)	(2,638)	4,944	—
Capital expenditures and capitalized software development costs	—	—	(254)	—	(254)
Decrease in restricted cash and investments	—	—	18	—	18
Other investing activities	—	—	(70)	—	(70)
Net cash used in investing activities	(138)	(2,168)	(2,944)	4,944	(306)
Financing activities:
Repayments of commercial paper, net	(1,006)	—	—	—	(1,006)
Intercompany borrowing	1,458	2,090	1,396	(4,944)	—
Dividends to shareholders	(307)	—	—	—	(307)
Intercompany dividends	—	—	(72)	72	—
Other financing activities	(32)	—	(21)	—	(53)
Net cash provided by (used in) financing activities	113	2,090	1,303	(4,872)	(1,366)
Effect of exchange rates on cash and cash equivalents	—	—	(5)	—	(5)
Net decrease in cash and cash equivalents	—	—	(169)	—	(169)
Cash and cash equivalents, beginning of period	1	—	626	—	627
Cash and cash equivalents, end of period	$1	$—	$457	$—	$458

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2015
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net cash provided by operating activities	$182	$346	$465	$(103)	$890
Investing activities:
Loans to subsidiaries	(301)	(404)	(842)	1,547	—
Proceeds from term deposits and sales of available-for-sale investments	—	1,084	—	—	1,084
Capital expenditures and capitalized software development costs	—	—	(192)	—	(192)
Decrease in restricted cash and investments	—	—	14	—	14
Other investing activities	—	—	(60)	—	(60)
Net cash provided by (used in) investing activities	(301)	680	(1,080)	1,547	846
Financing activities:
Repayments of debt facilities and commercial paper, net	348	(1,029)	—	—	(681)
Intercompany borrowing	646	(2)	903	(1,547)	—
Dividends to shareholders	(242)	—	—	—	(242)
Intercompany dividends	—	—	(103)	103	—
Repurchases of common stock	(605)	—	—	—	(605)
Purchase of subsidiary shares from non-controlling interest	—	—	(128)	—	(128)
Other financing activities	(33)	—	(3)	—	(36)
Net cash provided by (used in) financing activities	114	(1,031)	669	(1,444)	(1,692)
Effect of exchange rates on cash and cash equivalents	—	—	(9)	—	(9)
Net increase (decrease) in cash and cash equivalents	(5)	(5)	45	—	35
Cash and cash equivalents, beginning of period	6	5	641	—	652
Cash and cash equivalents, end of period	$1	$—	$686	$—	$687

12.	Segment Reporting

We operated as a single reportable business segment as of December 31, 2015 but began operating as two reportable segments in the first quarter of 2016 following our acquisition of Interactive Data. As of September 30, 2016, we continue to operate as two business segments: our Trading and Clearing segment and our Data and Listings segment. This presentation is reflective of how our chief operating decision maker reviews and operates our business. Our Trading and Clearing segment comprises our transaction-based execution and clearing businesses. Our Data and Listings segment comprises our subscription-based data services and securities listings businesses. Our chief operating decision maker does not review total assets, intersegment revenues/expenses or statements of income below operating income by segments; therefore, such information is not presented below. Financial data for our business segments is as follows for the nine and three months ended September 30, 2016 and 2015 (in millions):

	Trading and Clearing Segment	Data and Listings Segment	Consolidated
Nine Months Ended September 30, 2016:
Revenues, less transaction-based expenses	$1,584	$1,777	$3,361
Operating expenses	672	1,080	1,752
Operating income	912	697	1,609
Nine Months Ended September 30, 2015:
Revenues, less transaction-based expenses	$1,546	$917	$2,463
Operating expenses	674	457	1,131
Operating income	872	460	1,332

	Trading and Clearing Segment	Data and Listings Segment	Consolidated
Three Months Ended September 30, 2016
Revenues, less transaction-based expenses	$483	$595	$1,078
Operating expenses	245	359	604
Operating income	238	236	474
Three Months Ended September 30, 2015
Revenues, less transaction-based expenses	$506	$310	$816
Operating expenses	229	147	376
Operating income	277	163	440

Revenue from one clearing member of the Trading and Clearing segment comprised 10% of the our Trading and Clearing revenues for the nine and three months ended September 30, 2016. Clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, we believe that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional customers or clearing members accounted for more than 10% of our segment revenues or consolidated revenues for the nine and three months ended September 30, 2016 and 2015.

13.	Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the nine and three months ended September 30, 2016 and 2015 (in millions, except per share amounts):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Basic:
Net income attributable to Intercontinental Exchange, Inc.	$1,070	$904	$344	$306
Weighted average common shares outstanding	119	111	119	110
Basic earnings per common share	$8.99	$8.13	$2.88	$2.77
Diluted:
Weighted average common shares outstanding	119	111	119	110
Effect of dilutive securities - stock options and restricted shares	1	1	1	1
Diluted weighted average common shares outstanding	120	112	120	111
Diluted earnings per common share	$8.93	$8.10	$2.86	$2.76
Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. The weighted average common shares outstanding increased for the nine and three months ended September 30, 2016, over the prior year period, primarily due to stock issued for the Interactive Data and Trayport acquisitions in December 2015, partially offset by stock repurchases during 2015. We issued 6.5 million shares of our common stock to Interactive Data stockholders and 2.5 million shares of our common stock to Trayport stockholders, weighted to show these additional shares outstanding for periods after the respective acquisition dates (Note 3).
Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. During the nine months ended September 30, 2016 and 2015, 143,191 and 185,123 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share since the inclusion would have had an antidilutive effect because the outstanding stock option exercise prices were greater than the average market price of the common shares during the relevant periods. Certain figures in the table above may not recalculate due to rounding.

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
Forward-looking statements and other risks and factors that may affect our performance include, but are not limited to: conditions in global financial markets and domestic and international economic conditions; volatility in commodity prices, equity prices, and price volatility of financial benchmarks and instruments such as interest rates, credit spreads, equity indices and foreign exchange rates; the business environment in which we operate and trends in our industry, including trading volumes, clearing, data services, fees, changing regulations, competition and consolidation; continued high renewal rates of subscription-based data revenues; the impact of the introduction of or any changes in laws, regulations, rules or government policy with respect to financial markets, increased regulatory scrutiny or enforcement actions and our ability to comply with these requirements; our ability to identify and effectively pursue, implement and integrate acquisitions and strategic alliances; our ability to continue to realize the synergies and benefits of our acquisitions within the expected time frame, and to integrate acquired operations with our business; the success of our clearing houses and our ability to minimize the risks associated with operating clearing houses in multiple jurisdictions; the resilience of our electronic platforms and soundness of our business continuity and disaster recovery plans; the performance and reliability of our other technologies and those of third party service providers, including our ability to keep pace with technological developments and ensure that the technology we utilize is not vulnerable to security risks, hacking, cyber attacks or other disruptive events; the accuracy of our cost and other financial estimates and our belief that cash flows from operations will be sufficient to service our debt and fund our operational and capital expenditure needs; our ability to identify trends and adjust our business to benefit from such trends; our ability to maintain existing market participants and attract new ones, and to offer additional products and services, leverage our risk management capabilities and enhance our technology in a timely and cost-effective fashion; our ability to attract and retain key talent; our ability to protect our intellectual property rights and to operate our business without violating the intellectual property rights of others; and potential adverse results of threatened or pending litigation and regulatory actions and proceedings.
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
Our exchanges include futures exchanges in the U.S., U.K., Continental Europe, Canada and Singapore, and cash equities, equity options and bond exchanges in the U.S. We also operate OTC markets for physical energy and CDS trade execution. To serve global derivatives markets, we operate central counterparty clearing houses in the U.S., U.K., Continental Europe, Canada and Singapore. We offer a range of data and connectivity services to customers in global financial and commodity markets, including fixed income pricing and reference data, analytics, feeds, desktops and connectivity solutions. Through our markets, clearing houses, listings and data services, we provide end-to-end solutions for our customers through liquid markets, benchmark products, access to capital markets, information, and a range of related services to support their ability to manage risk and raise capital. Our business is currently conducted as two reportable business segments, our Trading and Clearing segment and our Data and Listings segment, and the majority of our identifiable assets are located in the U.S. and U.K.
Recent Developments
Completed Transactions
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
On December 11, 2015, we acquired 100% of Trayport in a stock transaction. The total purchase price was $620 million, comprised of 2.5 million shares of our common stock. Trayport is a software company that licenses its technology to serve exchanges, OTC brokers and traders to facilitate electronic and hybrid trade execution primarily in the energy markets. The U.K. Competition and Markets Authority, or the CMA, undertook a review of our acquisition of Trayport under the merger control laws of the U.K. During the pendency of the review, we did not integrate Trayport’s into our existing business operations. On October 17, 2016, the CMA issued its findings and ordered a divestment of Trayport to remedy what the CMA indicated it believed to be a substantial lessening of competition in the supply of trade execution services and trade clearing services to energy traders in the European Economic Area. We intend to appeal the CMA’s decision and the appeal is expected to be a lengthy process. If our appeal is successful, the matter will be sent back to the CMA for additional review. If our appeal is not successful, we may be forced to sell Trayport. Therefore, we may be delayed in or prevented from realizing the benefits of the acquisition and if the appeal is not successful, there is no certainty of the price we could receive if a sale were required. The timing of a final decision is uncertain at this time. During the appeal process, we will not integrate Trayport's into our existing business operations.
On June 30, 2016, we acquired a majority equity position in MERSCORP Holdings, Inc., owner of Mortgage Electronic Registrations Systems, Inc., or collectively “MERS”. MERS is a privately held, member-based organization that owns and manages the MERS® System and is made up of thousands of lenders, servicers, sub-servicers, investors and government institutions. In addition, we have entered into a software development agreement to rebuild the MERS® System to benefit the U.S. residential mortgage finance market. The MERS® System is a national electronic registry that tracks the changes in servicing rights and beneficial ownership interests in U.S.-based mortgage loans. This new infrastructure is expected to shift its operation to an ICE data center in the first half of 2018.
The terms of the MERS acquisition include a right for us to purchase all, but not less than, the remaining equity interests of MERS after we satisfy our deliverables under the software development agreement. In addition, the MERS equity holders may exercise a put option to require us to purchase all of the remaining equity interests of MERS. Each of these terms is subject to certain price provisions. Because we do not have the ability to control MERS’ operations, we have recorded the purchase as an equity method investment and our ratable share of net income (loss) in MERS in future periods will be recorded in our consolidated statements of income as equity earnings of our unconsolidated subsidiaries, below operating income in other income (loss).
On October 3, 2016, we acquired from S&P Global 100% of Standard & Poor’s Securities Evaluations, Inc., or SPSE, and 100% of Credit Market Analysis Limited for $431 million in cash. The cash consideration was funded from borrowing under our commercial paper program on October 3, 2016. SPSE is a provider of fixed income evaluated pricing and Credit Market Analysis is a provider of independent data for the OTC markets, including credit derivatives and bonds. SPSE and Credit Market Analysis will become part of the suite of pricing and analytics products and services that comprise ICE Data Services. Upon completion of the acquisition, we changed the name of SPSE to Securities Evaluations. In order to comply with an Order of the Securities and Exchange Commission applicable to Interactive Data, services offered by Securities Evaluations will be managed and operated separately from the existing fixed income evaluated pricing services offered by ICE Data Services, including Interactive Data, until further notice. The acquisitions will enable us to offer customers new data and valuation services.
Creditex Customer Relationship Intangible Asset Impairment
In August 2016, we sold certain of Creditex’s U.S. voice brokerage operations to Tullett Prebon. During the third quarter of 2016, we discontinued Creditex’s U.K. voice brokerage operations. We continue to operate Creditex's electronically traded markets and systems, post-trade connectivity platforms and intellectual property.
We continued to monitor potential triggering events in our CDS trade execution business during 2016, including the impacts of divesting the brokerage business, changes in the business and regulatory climate in which the remaining business operates, the volatility in the capital markets, our recent operating performance and our current financial projections. Based on an analysis of these factors, it was determined that the carrying value of the CDS Creditex customer relationship intangible asset was not fully recoverable and an impairment of the asset was recorded in September 2016 for $33 million. The impairment was recorded as amortization expense in the accompanying consolidated statements of income for the nine and three months ended September 30, 2016. As of September 30, 2016, the remaining Creditex customer relationship intangible asset is $15 million and will continue to be amortized over the remaining useful life through August 2020.
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
In June 2016, the U.K. voted to leave the European Union. It will remain in the European Union until the withdrawal process has been negotiated and concluded. The U.K. prime minister has indicated that the U.K. intends to trigger Article 50 by the end of March 2017. This would begin the process of withdrawal from the European Union, which will last two years unless extended by the unanimous decision of member states. We are monitoring the impact to our business of the U.K. leaving the European Union. The impact to our business and corresponding regulatory changes are uncertain at this time, and may not be known in the near future.
In September 2016, the Bank of England authorized ICE Clear Europe as a central counterparty, or CCP, in accordance with EMIR. Additionally, in September 2016, the European Securities and Markets Authority, or ESMA, granted recognition to ICE Clear Credit as a third-country CCP for products regulated by the CFTC. ESMA also issued ICE Clear Credit further relief for security-based swaps, which are regulated by the SEC, while the European Commission works toward an equivalence determination with respect to the recently finalized SEC regulations. ICE Clear U.S. anticipates receiving its third-country CCP recognition during the fourth quarter of 2016.
Stock Split
In August 2016, our board of directors approved pursuing an effective 5-for-1 split of ICE’s common stock that would be distributed in the form of a four share stock dividend per share of common stock, subject to both SEC and stockholder approval of an amendment and restatement to our Certificate of Incorporation to increase our authorized shares of common stock and capital stock. We received SEC approval on September 29, 2016 and stockholder approval on October 12, 2016 for the adoption of an amendment and restatement of our Certificate of Incorporation. Our board of directors, through a designated dividend committee, declared a 5-for-1 stock split of our common stock in the form of a stock dividend on October 12, 2016. Stockholders of record as of the close of market on October 27, 2016 will receive four additional shares for each share of ICE common stock held on such record date. The new shares will be payable on November 3, 2016 and our common stock is expected to begin trading on a split-adjusted basis on November 4, 2016. As previously announced, we retired all of our outstanding treasury shares effective upon the October 27, 2016 record date.
Financial Highlights
The following summarizes our results and significant changes in our consolidated financial performance for the periods presented (dollars in millions, except per share amounts):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Revenues, less transaction-based expenses	$3,361	$2,463	36%	$1,078	$816	32%
Operating expenses	$1,752	$1,131	55%	$604	$376	60%
Adjusted operating expenses(1)	$1,454	$1,001	45%	$484	$337	44%
Operating income	$1,609	$1,332	21%	$474	$440	8%
Adjusted operating income(1)	$1,907	$1,462	30%	$594	$479	24%
Operating margin	48%	54%	(6 pts)	44%	54%	(10 pts)
Adjusted operating margin(1)	57%	59%	(2 pts)	55%	59%	(4 pts)
Other expense, net	$110	$70	58%	$31	$17	93%
Income tax expense	$409	$340	21%	$93	$113	(18)%
Effective tax rate	27%	27%	—	21%	27%	(6 pts)
Net income attributable to ICE	$1,070	$904	18%	$344	$306	12%
Adjusted net income attributable to ICE(1)	$1,237	$990	25%	$385	$323	19%
Diluted earnings per share attributable to ICE common shareholders	$8.93	$8.10	10%	$2.86	$2.76	4%
Adjusted diluted earnings per share attributable to ICE common shareholders(1)	$10.33	$8.87	16%	$3.21	$2.91	10%
Cash flows from operating activities	$1,508	$890	69%

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

•
Revenues, less transaction-based expenses, increased $898 million and $262 million for the nine and three months ended September 30, 2016, respectively, from the comparable periods in 2015, primarily due to our acquisitions of Interactive Data and Trayport, and for the year-to-date period, revenue increases in our exchange-related data services, Brent crude and agricultural transaction and clearing. We recognized $786 million and $261 million in Interactive Data and Trayport data services revenues for the nine and three months ended September 30, 2016, respectively. See “- Trading and Clearing Segment” and “Data and Listings Segment” below. Partially offsetting the revenue increases were unfavorable foreign exchange effects of $34 million and $19 million arising from the strengthening U.S. dollar (primarily impacting revenues billed in pounds sterling) for the nine and three months ended September 30, 2016, respectively, from the comparable periods in 2015. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” below for additional information on the impact of currency fluctuations.

•
Operating expenses increased $621 million and $228 million for the nine and three months ended September 30, 2016, respectively, from the comparable periods in 2015, primarily due to $626 million and $198 million in operating expenses relating to Interactive Data and Trayport for the nine and three months ended September 30, 2016, respectively and $33 million relating to the Creditex customer relationship intangible asset impairment recorded in September 2016. See “- Recent Developments - Creditex Customer Relationship Intangible Asset Impairment ” above. Offsetting these increases were decreases in operating expenses of $38 million and $3 million for the nine and three months ended September 30, 2016 from the comparable period in 2015. See “- Consolidated Operating Expenses” below. Also partially offsetting the operating expense increases were favorable foreign exchange effects of $24 million and $14 million arising from the strengthening U.S. dollar (primarily impacting operating expenses incurred in pounds sterling) for the nine and three months ended September 30, 2016, respectively, from the comparable periods in 2015.

•
Other expense, net increased for the nine and three months ended September 30, 2016 from the comparable periods in 2015, primarily due to the additional interest expense we recognized on the new debt we incurred to finance the Interactive Data acquisition in December 2015. See “- Debt” below.

•
The lower effective tax rate for the three months ended September 30, 2016 is primarily due to the deferred tax benefit associated with future U.K. income tax rate reductions. See “- Income Tax Provision” below.

Variability in Quarterly Comparisons
The business environments in which we operate directly affect our results of operations. Our results have been and will continue to be affected by many factors, including, without limitation, market volatility and the level of trading activity in our markets, which during any period is significantly influenced by general market conditions; legislative and regulatory changes, as well as our fulfillment of our regulatory obligations; competition; demand for our data services and our market share; our system reliability; our ability to offer new products; our acquisition activities and the pace of industry consolidation; broad trends in the data and finance industry; the number and financial health of companies listed on our cash markets; geopolitical events; real and perceived supply and demand imbalances; changing technology in the financial services industry; and our reputation, among other factors. In particular, in recent years, the business environment has been characterized by increasing competition among global markets for trading volumes and listings; the globalization of exchanges, customers and competitors; market participants’ demand for speed, capacity and reliability, which requires continuing investment in technology; evolving and expanding regulation; and increasing competition for market data services. Price volatility increases the need to hedge risk and creates demand among market participants for the exchange of risk. Market liquidity is one of the primary market attributes for attracting and maintaining customers and is an important indicator of a market’s strength. The maintenance and growth of our revenues could also be impacted if we face increased pressure on pricing. Changes in these and other factors could cause our revenues to fluctuate from period to period and these fluctuations may affect the reliability of period to period comparisons of our revenues and operating results. For additional information regarding the factors that affect our results of operations, see Item 1(A) “Risk Factors” included in our 2015 Form 10-K.
Segment Reporting
We operated as a single reportable business segment as of December 31, 2015 but began operating as two reportable segments in the first quarter of 2016 following our acquisition of Interactive Data. As of September 30, 2016, we continue to operate as two business segments: our Trading and Clearing segment and our Data and Listings segment. This presentation is reflective of how our chief operating decision maker reviews and operates our business. Our Trading and Clearing segment comprises our transaction-based execution and clearing businesses. Our Data and Listings segment comprises our subscription-based data services and securities listings businesses. Our chief operating decision maker does not review total assets, intersegment revenues/expenses or statements of income below operating income by segments; therefore, such information is not presented below.
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

Trading and Clearing Segment
The following table presents our selected statements of income data for our Trading and Clearing segment (dollars in millions):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Revenues:
Brent crude futures and options contracts	$224	$199	12%	$70	$65	9%
Other oil futures and options contracts	86	86	1	30	27	10
Gasoil futures and options contracts	73	69	6	25	24	8
Natural gas futures and options contracts	154	147	5	46	46	2
Power futures and options contracts	62	59	6	18	17	—
Emissions and other energy futures and options contracts	42	42	—	10	13	(18)
Sugar futures and options contracts	91	87	4	25	30	(20)
Other agricultural and metals futures and options contracts	90	76	18	27	23	15
Interest rates futures and options contracts	137	149	(8)	37	43	(15)
Other financial futures and options contracts	107	103	5	33	38	(7)
Credit default swaps	109	115	(5)	35	38	(8)
Cash equities and equity options	1,354	1,248	8	410	457	(10)
Other transactions	37	34	7	11	10	2
Transaction and clearing, net	2,566	2,414	6	777	831	(6)
Other revenues	131	132	(1)	44	46	(2)
Revenues	2,697	2,546	6	821	877	(6)
Transaction-based expenses	1,113	1,000	11	338	371	(9)
Revenues, less transaction-based expenses	1,584	1,546	2	483	506	(4)
Other operating expenses	468	496	(6)	156	169	(8)
Acquisition-related transaction and integration costs	8	14	(48)	1	4	(91)
Depreciation and amortization (including impairment)	196	164	19	88	56	58
Operating expenses	672	674	—	245	229	7
Operating income	$912	$872	5%	$238	$277	(14)%
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
Our transaction and clearing revenues are presented net of rebates. We recorded rebates of $502 million and $412 million for the nine months ended September 30, 2016 and 2015, respectively, and $155 million and $141 million for the three months ended September 30, 2016 and 2015, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. The increase in the rebates is due primarily to an increase in the number of participants in the rebate programs offered on various contracts, an increase in our traded volume and an increase in the number of rebate programs. The level of rebates as a percentage of our total transaction and clearing revenues remained relatively consistent for the nine months ended September 30, 2016 and 2015.
Commodities Markets
We operate global crude oil and refined oil futures markets, including the ICE Brent, ICE WTI and ICE Gasoil futures and options contracts, as well as over 400 refined oil futures products that relate to our benchmark futures contracts. Total oil volume and revenues increased 10% and 8%, respectively, for the nine months ended September 30, 2016 from the comparable period in 2015 and 8% and 9%, respectively, for the three months ended September 30, 2016 from the comparable period in 2015. The ICE Brent crude futures contract is relied upon by a broad range of global market participants, including oil producing nations and multinational companies, to price and hedge their crude oil production and consumption. ICE Brent crude futures and options volume increased 13% and 8% for the nine and three months ended September 30, 2016 from the comparable periods in 2015, respectively. ICE WTI crude futures and options volume increased 7% and 6% for the nine and three months ended September 30, 2016 from the comparable periods in 2015, respectively. ICE Brent crude and ICE WTI crude futures and options volume increased primarily due to increased oil price volatility and broader market volatility in oil products, equities and foreign exchange rates.
Our global natural gas futures and options volume declined 3% and revenues increased 5% for the nine months ended September 30, 2016 from the comparable period in 2015, respectively, and volume declined 5% and revenues increased 2% for the three months ended September 30, 2016 from the comparable period in 2015, respectively. Global natural gas volume declined due to lower price volatility but revenues increased due to product mix.
Total volume and revenues in our agricultural and metals futures and options markets increased 14% and 10%, respectively, for the nine months ended September 30, 2016 from the comparable period in 2015 and increased 2% and deceased 4%, respectively, for the three months ended September 30, 2016 from the comparable period in 2015. Volume in our largest agricultural contract, sugar futures and options, increased 5% for the nine months ended September 30, 2016 from the comparable period in 2015, and decreased 12% for the three months ended September 30, 2016 from the comparable in 2015. Volume in our other agricultural and metal futures and options volume increased 23% and 16% for the nine and three months ended September 30, 2016 from the comparable periods in 2015, respectively. The increases in agricultural volume were primarily driven by increased price volatility due to changing supply and demand expectations largely related to weather and production levels.
Financial Markets
Financial futures and options volume and revenues increased 12% and decreased 3%, respectively, for the nine months ended September 30, 2016 from the comparable period in 2015, and increased 8% and decreased 12%, respectively, for the three months ended September 30, 2016 from the comparable period in 2015. Interest rate futures and options volume increased 13% for both the nine and three months ended September 30, 2016 from the comparable periods in 2015, primarily due to uncertainty around central bank actions and economic data during 2016. Revenues decreased while volume increased for the interest rates futures and options primarily due to the impact of foreign currency translation and increased market making rebates that apply at higher volume levels.
Other financial futures and options volume increased 7% and decreased 6% for the nine and three months ended September 30, 2016 from the comparable periods in 2015, respectively, primarily due to changes in price volatility in equity indexes driven by equity market volatility. Volume in our MSCI futures and options contracts increased 55% and 40% for the nine and three months ended September 30, 2016 from the comparable periods in 2015, respectively, due to international equity market volatility.
CDS clearing revenues were $79 million and $77 million for the nine months ended September 30, 2016 and 2015, respectively, and $26 million for both the three months ended September 30, 2016 and 2015. The notional value of CDS cleared during the same periods were $9.0 trillion and $9.2 trillion for the nine months ended September 30, 2016 and 2015, respectively, and $2.6 trillion and $3.1 trillion for the three months ended September 30, 2016 and 2015, respectively. Buyside participation at our U.S. CDS clearing house, ICE Clear Credit, reached record levels in terms of number of participants and notional cleared due to increased participation from both U.S. and European buyside customers due to the breadth of products and cost efficient margining in the U.S. relative to Europe.
CDS trade execution revenues were $30 million and $38 million for the nine months ended September 30, 2016 and 2015, respectively, and $9 million and $12 million for the three months ended September 30, 2016 and 2015, respectively. The decrease in the CDS trade execution revenues for the three months ended September 30, 2016, from the comparable period in 2015, is primarily due to the sale and discontinuance of our U.S. and U.K. CDS voice brokerage operations. The notional value of the underlying CDS traded was $351 billion and $687 billion for the nine months ended September 30, 2016 and 2015, respectively, and $78 billion and $169 billion for the three months ended September 30, 2016 and 2015, respectively.
Cash equities handled volume increased 9% and decreased 12% for the nine and three months ended September 30, 2016, from the comparable periods in 2015, respectively, primarily due to a reduction in market volatility during the three months ended September 30, 2016. Cash equities revenues, net of transaction-based expenses, were $166 million for the nine months ended

September 30, 2016, an increase of 3% from $162 million for the nine months ended September 30, 2015 and $49 million for the three months ended September 30, 2016, a decrease of 17% from $59 million for the three months ended September 30, 2015, as the volatility in U.S. equities markets declined compared to the prior year period.
Equity options volume decreased 5% and 24% for the nine and three months ended September 30, 2016, from the comparable periods in 2015, respectively, primarily due to lower U.S. equity market volatility. Equity options revenues, net of transaction-based expenses, were $74 million for the nine months ended September 30, 2016, a decrease of 14% from net equity options revenues of $86 million for the nine months ended September 30, 2015 and $22 million for the three months ended September 30, 2016, a decrease of 22% from $27 million for the three months ended September 30, 2015, primarily due to lower U.S. equity market volatility.
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
Selected Operating Data
The following table presents trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Number of contracts traded:
Brent crude futures and options	169	150	13%	53	50	8%
Other oil futures and options	69	65	6	23	21	7
Gasoil futures and options	50	47	6	18	16	6
Natural gas futures and options	160	164	(3)	49	51	(5)
Power futures and options	21	22	(2)	6	7	(4)
Emissions and other energy futures and options	7	7	11	2	2	(4)
Sugar futures and options	36	34	5	10	11	(12)
Other agricultural and metals futures and options	43	35	23	12	11	16
Interest rates futures and options	300	264	13	92	81	13
Other financial futures and options	93	87	7	30	31	(6)
Total	948	875	8%	295	281	5%

Rate per contract:
Energy futures and options rate per contract	$1.35	$1.32	2%	$1.33	$1.30	2%
Agricultural and metals futures and options rate per contract	$2.28	$2.36	(3)%	$2.22	$2.36	(6)%
Financial futures and options rate per contract	$0.59	$0.68	(13)%	$0.56	$0.68	(18)%
Open interest is the aggregate number of contracts (long or short) that clearing members hold either for their own account or on behalf of their clients. The following table presents our quarter-end open interest for our futures and options contracts (in millions, except for percentages).

	As of September 30,
	2016	2015	Change
Open interest — in millions of contracts:
Brent crude futures and options	4	4	1%
Other oil futures and options	5	5	1
Gasoil futures and options	1	1	16
Natural gas futures and options	17	18	(5)
Power futures and options	8	8	(1)
Emissions and other energy futures and options	2	3	(4)
Sugar futures and options	2	1	7
Other agricultural and metals futures and options	2	2	2
Interest rates futures and options	15	16	(8)
Other financial futures and options	5	5	3
Total	61	63	(3)%

The following table presents selected cash equities and equity options trading data for the nine and three months ended September 30, 2016 and 2015. All trading volume below is presented as net daily trading volume and is single counted.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Cash equities (shares in millions):
NYSE listed (tape A) issues:
Handled volume	1,296	1,192	9%	1,121	1,269	(12)%
Matched volume	1,282	1,173	9%	1,111	1,251	(11)%
Total NYSE listed consolidated volume	3,968	3,626	9%	3,475	3,813	(9)%
Share of total matched consolidated volume	32.3%	32.4%	(0.1 pts)	32.0%	32.8%	(0.8 pts)
NYSE Arca, NYSE MKT and regional listed (tape B) issues:
Handled volume	381	310	23%	329	343	(4)%
Matched volume	368	295	25%	319	326	(2)%
Total NYSE Arca, NYSE MKT and regional listed consolidated volume	1,558	1,363	14%	1,321	1,555	(15)%
Share of total matched consolidated volume	23.6%	21.6%	2.0 pts	24.2%	21.0%	3.2 pts
Nasdaq listed (tape C) issues:
Handled volume	197	219	(10)%	167	233	(28)%
Matched volume	187	208	(10)%	158	222	(29)%
Total Nasdaq listed consolidated volume	1,932	1,900	2%	1,797	1,967	(9)%
Share of total matched consolidated volume	9.7%	10.9%	(1.2 pts)	8.8%	11.3%	(2.5 pts)
Total cash handled volume	1,874	1,721	9%	1,617	1,845	(12)%
Total cash market share matched	24.6%	24.3%	0.3 pts	24.1%	24.5%	(0.4 pts)

Equity options (contracts in thousands):
NYSE equity options volume	2,711	2,840	(5)%	2,486	3,250	(24)%
Total equity options volume	14,374	14,915	(4)%	13,797	16,027	(14)%
NYSE share of total equity options	18.9%	19.0%	(0.1 pts)	18.0%	20.3%	(2.3 pts)

Revenue capture or rate per contract:
Cash equities revenue capture (per 100 shares)	$0.047	$0.050	(6)%	$0.048	$0.050	(4)%
Equity options rate per contract	$0.145	$0.165	(12)%	$0.139	$0.136	2%

Handled volume represents the total number of shares of equity securities, exchange traded funds, or ETFs, and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
Transaction-Based Expenses
Our equities and equity options markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. Section 31 fees collected from customers are recorded on a gross basis as a component of transaction and clearing fee revenue. These Section 31 fees are designed to recover the government’s costs of supervising and regulating the securities markets and securities professionals. We, in turn, collect activity assessment fees, which are included in transaction and clearing revenues in our consolidated statements of income, from member organizations clearing or settling trades on the equities and options exchanges and recognize these amounts when invoiced. The activity assessment fees are designed so that they are equal to the Section 31 fees which are included in transaction-based expenses in our consolidated statements of income. As a result, activity assessment fees and Section 31 fees do not have an impact on our net income. Activity assessment fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semi-annually and recorded as an accrued liability until paid. As of September 30, 2016, the accrued liability related to the un-remitted SEC Section 31 fees was $33 million.
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
Operating Expenses
Trading and Clearing segment operating expenses decreased $2 million and increased $16 million, respectively, for the nine and three months ended September 30, 2016 from the comparable periods in 2015. See “- Consolidated Operating Expenses” below. Trading and Clearing segment adjusted operating expenses were $576 million and $600 million for the nine months ended September 30, 2016 and 2015, respectively, and $188 million and $206 million for the three months ended September 30, 2016 and 2015. See “- Non-GAAP Financial Measures” below.
Data and Listings Segment
The following table presents our selected statements of income data for our Data and Listings segment (dollars in millions):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Revenues:
Pricing and analytics	$624	$88	610%	$209	$36	484%
Desktops and connectivity	436	174	151	144	58	149
Exchange data	403	352	14	136	115	17
Data services	1,463	614	138	489	209	133
Listings	314	303	4	106	101	5
Revenues	1,777	917	94	595	310	92
Other operating expenses	753	325	131	253	105	142
Acquisition-related transaction and integration costs	53	20	173	13	4	198
Depreciation and amortization	274	112	145	93	38	143
Operating expenses	1,080	457	136	359	147	144
Operating income	$697	$460	51%	$236	$163	44%
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
Our desktop and connectivity services comprise technology based information platforms, feeds and connectivity. These include trading applications, desktop solutions and data feeds to support trading, voice brokers and investment functions. Our desktop and web-based applications deliver real-time market information, analytical and decision support tools to support trading and investment decisions. Through our consolidated feeds, clients receive consolidated real-time and/or delayed financial data from global exchanges, trading venues and data sources for exchange-traded and OTC markets. Our connectivity services offer a secure, resilient, private multi-participant network that provides connectivity to global exchanges and content service providers. Our connectivity infrastructure managed services solution also offers colocation space, direct exchange access, proximity hosting and support services that enable access to real-time exchange data and facilitates low latency electronic trading.
Our exchange data primarily represents subscription fees for the provision of our market data that is created from activity in our Trading and Clearing segment. In our derivatives markets, exchange data fees primarily relate to subscription fees charged for customer and license access from third party data vendors, or quote vendors such as Thomson Reuters and Bloomberg, and from end users, as well as view-only data access, direct access services, terminal access, daily indices, forward curves and other valuation services, and end of day reports.
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
Our data services revenues increased 138% and 133% for the nine and three months ended September 30, 2016, from the comparable periods in 2015, respectively, primarily due to the acquisition of Interactive Data and Trayport in December 2015, the high retention rate of existing customers, the addition of new customers, increased usage by existing customers and the development of new and enhanced products designed to efficiently deliver more value to our customers. These increases were partially offset due to the impact of foreign currency translation. We recognized $786 million and $261 million in data services revenues for Interactive Data and Trayport during the nine and three months ended September 30, 2016, respectively.
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
Listings revenues increased 4% and 5% for the nine and three months ended September 30, 2016, from the comparable periods in 2015, respectively, primarily due to the amortization of the original listing fees earned since the acquisition of NYSE and due to additional annual listing fee revenue from new customers.

Operating Expenses
Data and Listings segment operating expenses increased $623 million and $212 million, respectively, for the nine and three months ended September 30, 2016 from the comparable periods in 2015, primarily due to $626 million and $198 million in operating expenses recognized relating to Interactive Data and Trayport for the nine and three months ended September 30, 2016, respectively. See “- Consolidated Operating Expenses” below for further details on the Interactive Data and Trayport operating expenses for the nine and three months ended September 30, 2016. Data and Listings segment adjusted operating expenses were $878 million and $401 million for the nine months ended September 30, 2016 and 2015, respectively, and $296 million and $131 million for the three months ended September 30, 2016 and 2015, respectively. See “- Non-GAAP Financial Measures” below.
Consolidated Operating Expenses
The following table presents our consolidated operating expenses (dollars in millions):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Compensation and benefits	$708	$445	59%	$236	$150	57%
Technology and communication	277	147	88	93	49	90
Professional services	101	102	(2)	32	37	(13)
Rent and occupancy	52	45	16	17	14	18
Acquisition-related transaction and integration costs	61	34	80	14	8	68
Selling, general and administrative	83	82	1	31	24	30
Depreciation and amortization	470	276	70	181	94	93
Total operating expenses	$1,752	$1,131	55%	$604	$376	60%
As of September 30, 2016, we had 5,447 employees and as of September 30, 2015, we had 2,907 employees. The increase in the employee headcount was primarily due to the acquisitions of Interactive Data and Trayport in December 2015. We recognized $256 million and $81 million in compensation and benefits expenses relating to these acquisitions for the nine and three months ended September 30, 2016, respectively. Non-cash compensation expenses recognized in our consolidated financial statements for employee stock options and restricted stock were $90 million and $79 million for the nine months ended September 30, 2016 and 2015, respectively, and $30 million and $32 million for the three months ended September 30, 2016 and 2015, respectively. The increase in non-cash compensation expenses is a result of a greater restricted stock award value in the January 2016 annual award, primarily due to the issuance of more restricted stock awards to NYSE employees and employees at other acquired companies than in the same period in the prior year. We incurred non-acquisition related employee severance costs of $10 million and $1 million for the nine months ended September 30, 2016 and 2015, respectively, and $7 million for the three months ended September 30, 2016, including $4 million in severance costs related to Creditex’s U.K. voice brokerage operations discontinuance during the three months ended September 30, 2016. See “- Recent Developments - Creditex Customer Relationship Intangible Asset Impairment” above.
Technology and communication expenses increased for the nine and three months ended September 30, 2016, from the comparable periods in 2015, primarily due to $120 million and $39 million in technology and communication expenses relating to Interactive Data and Trayport for the nine and three months ended September 30, 2016, respectively. In addition, we incurred increased hardware and software support costs related to our trading and clearing platforms and our data services.
Professional services expenses decreased for the nine and three months ended September 30, 2016, from the comparable periods in 2015, primarily due to the continued reduction of contractors at NYSE and the recognition of a credit during the first quarter of 2016 from a third party service provider related to fees charged during 2015. In addition, we incurred lower legal fees during the nine and three months ended September 30, 2016, from the comparable periods in 2015. Legal fees, which are included in professional services expenses, primarily related to class action lawsuits in which NYSE was a defendant. These decreases were partially offset by $24 million and $7 million in professional services expenses relating to Interactive Data and Trayport for the nine and three months ended September 30, 2016, respectively.
Rent and occupancy expenses increased for the nine and three months ended September 30, 2016, from the comparable periods in 2015, primarily due to $21 million and $7 million in rent and occupancy expenses relating to Interactive Data and Trayport for the nine and three months ended September 30, 2016, respectively. The increases were partially offset by reduced rent and occupancy costs realized in 2016 related to consolidation of our New York and London office locations during 2015.
We incurred acquisition-related transaction and integration costs during the nine and three months ended September 30, 2016 primarily relating to our integration of Interactive Data, Trayport and NYSE, our investment in MERS, our acquisition of SPSE and Credit Market Analysis, and various other potential and discontinued acquisitions. We incurred acquisition-related transaction and integration costs during the nine and three months ended September 30, 2015 primarily relating to our integration of NYSE. The integration costs primarily relate to employee termination, lease termination and professional services costs.
Selling, general and administrative expenses increased for the nine and three months ended September 30, 2016, from the comparable periods in 2015, primarily due to $16 million and $4 million in selling, general and administrative expenses relating to Interactive Data and Trayport for the nine and three months ended September 30, 2016, respectively. The increase for the nine months ended September 30, 2016 was partially offset due to the release of non-income tax-related reserves of $18 million during the nine months ended September 30, 2016.
We recorded amortization expenses on the intangible assets acquired as part of our acquisitions, as well as on other intangible assets, of $279 million and $115 million for the nine months ended September 30, 2016 and 2015, respectively, and $115 million and $38 million for the three months ended September 30, 2016 and 2015, respectively. We recorded depreciation expenses on our fixed assets of $191 million and $161 million for the nine months ended September 30, 2016 and 2015, respectively, and $66 million and $56 million for the three months ended September 30, 2016 and 2015, respectively. We recognized amortization expenses and depreciation expenses for Interactive Data and Trayport of $135 million and $32 million for the nine months ended September 30, 2016, respectively, and $44 million and $10 million for the three months ended September 30, 2016, respectively. We recorded an impairment of the Creditex customer relationship intangible asset of $33 million during September 2016. The impairment was recorded as amortization expenses for the nine and three months ended September 30, 2016. See “- Recent Developments - Creditex Customer Relationship Intangible Asset Impairment” above.

Consolidated Non-Operating Income (Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following tables present our non-operating income (expenses) (dollars in millions):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Other income (expense):
Interest expense	$(134)	$(67)	100%	$(44)	$(21)	109%
Other income (expense), net	24	(3)	n/a	13	4	165
Total other expense, net	$(110)	$(70)	58%	$(31)	$(17)	93%
Net income from continuing operations attributable to non-controlling interest	$(20)	$(18)	9%	$(6)	$(4)	32%
The increase in interest expense for the nine and three months ended September 30, 2016, from the comparable periods in 2015, is primarily due to the interest expense we recognized on the additional debt incurred to finance the Interactive Data acquisition in December 2015. See “- Debt” below.
We recognized dividend income received relating to our investment in Cetip in other income of $12 million for both the nine months ended September 30, 2016 and 2015 and $4 million and $2 million for the three months ended September 30, 2016 and 2015, respectively.
We recognized equity income relating to our ownership in MERS and The Options Clearing Corporation, or OCC, in other income, which was $15 million and $5 million for the nine months ended September 30, 2016 and 2015, respectively, and $8 million and $2 million for the three months ended September 30, 2016 and 2015, respectively.
We incurred foreign currency transaction gains (losses) of ($10 million) for the nine months ended September 30, 2015 and $1 million and ($3 million) for the three months ended September 30, 2016 and 2015, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar (there was no impact for the nine months ended September 30, 2016). Foreign currency gains and losses are recorded in other income (expense) and relate to the settlement of foreign currency assets, liabilities and payables that occur through our foreign operations that are received in non-functional currencies due to the increase or decrease in the period-end foreign currency exchange rates between periods.
During the nine months ended September 30, 2015, we incurred $15 million in various litigation settlements and accruals, including the ATG/ATS arbitration proceeding, which was recorded in other expense, net, including a gain of $4 million during the three months ended September 30, 2015 due to insurance recoveries from a legal settlement. Refer to note 13 to our consolidated financial statements, which is included in our 2015 Form 10-K, for additional information on the ATG/ATS arbitration proceeding.
We recognized interest income of $3 million and $5 million for the nine months ended September 30, 2016 and 2015, respectively. Interest income is recorded in other income and the interest income recognized during 2015 primarily relates to interest earned on the cash that had been set aside in July 2014 from the proceeds of the sale of Euronext that was used to repay the NYSE EUR Notes on June 30, 2015.
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests.

Consolidated Income Tax Provision
Consolidated income tax expense was $409 million and $340 million for the nine months ended September 30, 2016 and 2015, respectively, and $93 million and $113 million for the three months ended September 30, 2016 and 2015, respectively. The change in consolidated income tax expense between periods is primarily due to the change in our pre-tax income and the change in our effective tax rate each period. Our effective tax rate was 27% for both the nine months ended September 30, 2016 and 2015 and 21% and 27% for the three months ended September 30, 2016 and 2015, respectively. The effective tax rates for the nine and three months ended September 30, 2016 and 2015 were lower than the federal statutory rate primarily due to favorable tax law changes and favorable foreign income tax rate differentials, partially offset by state income taxes. The favorable foreign income tax rate differential results primarily from lower tax rates in the U.K.
During the third quarter of 2016, the U.K. reduced their corporate income tax rate from 18% to 17% effective April 1, 2020, which resulted in a deferred tax benefit. The impact of the deferred tax benefit for the nine and three months ended September 30, 2016 lowered the effective tax rates by 2 percentage points and 8 percentage points, respectively. The decrease in the effective tax rate for the three months ended September 30, 2016, from the comparable period in 2015, is primarily due to the deferred tax benefit associated with the future U.K. income tax rate reduction. However, the effective tax rates for the nine months ended September 30, 2016 and 2015 remained consistent due to favorable tax law changes in both periods.

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

	Three Months Ended,
	September 30, 2016 (1)	June 30, 2016 (1)	March 31, 2016 (1)	December 31, 2015 (1)	September 30, 2015
Revenues:
Brent crude futures and options contracts	$70	$72	$82	$64	$65
Other oil futures and options contracts	30	27	29	26	27
Gasoil futures and options contracts	25	24	24	24	24
Natural gas futures and options contracts	46	51	57	52	46
Power futures and options contracts	18	23	21	20	17
Emissions and other energy futures and options contracts	10	15	17	16	13
Sugar futures and options contracts	25	34	32	23	30
Other agricultural and metals futures and options contracts	27	33	30	25	23
Interest rates futures and options contracts	37	44	56	57	43
Other financial futures and options contracts	33	36	38	33	38
Credit default swaps	35	34	40	34	38
Cash equities and equity options	410	454	490	428	457
Other transactions	11	13	13	12	10
Total transaction and clearing, net	777	860	929	814	831
Pricing and analytics	209	211	204	63	36
Desktops and connectivity	144	147	145	76	58
Exchange data	136	139	128	118	115
Total data services	489	497	477	257	209
Listings	106	105	103	102	101
Other revenues	44	42	45	46	46
Revenues	1,416	1,504	1,554	1,219	1,187
Transaction-based expenses	338	375	400	344	371
Revenues, less transaction-based expenses	1,078	1,129	1,154	875	816
Compensation and benefits	236	236	236	166	150
Technology and communication	93	92	92	56	49
Professional services	32	37	32	37	37
Rent and occupancy	17	17	18	12	14
Acquisition-related transaction and integration costs	14	20	27	54	8
Selling, general and administrative	31	30	22	34	24
Depreciation and amortization (2)	181	146	143	98	94
Operating expenses	604	578	570	457	376
Operating income	474	551	584	418	440
Other expense, net	(31)	(35)	(44)	(27)	(17)
Income tax expense (3)	93	153	163	18	113
Net income	$350	$363	$377	$373	$310
Net income attributable to non-controlling interest	(6)	(6)	(8)	(3)	(4)
Net income attributable to ICE	$344	$357	$369	$370	$306

(1) We acquired Trayport on December 11, 2015 and Interactive Data on December 14, 2015 and have included their financial results in our results of operations for the periods subsequent to their acquisition dates, with all revenues included in data services revenues.
(2) The increase in the depreciation and amortization expenses for the three months ended September 30, 2016 is primarily due to the $33 million Creditex customer relationship intangible asset impairment. See “- Recent Developments - Creditex Customer Relationship Intangible Asset Impairment” above.
(3) The decrease in the income tax expenses for the three months ended September 30, 2016 and for the three months ended December 31, 2015 is primarily due to the deferred tax benefit associated with future U.K. income tax rate reductions. See “- Consolidated Income Tax Provision” above.
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

Our commercial paper program enables us to borrow efficiently at reasonable short term interest rates and provides us with the flexibility to de-lever using our strong annual cash flows from operating activities whenever our leverage becomes elevated as a result of investment or acquisition activities. We reduced our outstanding commercial paper during the nine months ended September 30, 2016 by $1.0 billion, enabled by strong cash flows and a reduction in our unrestricted cash balance from year end. The SPSE and Credit Market Analysis acquisitions for $431 million in cash were funded from borrowing under our commercial paper program on October 3, 2016. See “- Recent Developments - Completed Transactions” above.
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
Consolidated cash and cash equivalents were $458 million and $627 million as of September 30, 2016 and December 31, 2015, respectively, and short-term and long-term restricted cash and investments were $891 million and $920 million as of September 30, 2016 and December 31, 2015, respectively.
As of September 30, 2016, the amount of unrestricted cash held by our non-U.S. subsidiaries was $290 million. While we consider our non-U.S. earnings to be indefinitely reinvested overseas, if these cash balances are needed for our operations in the U.S., any repatriation by way of dividend may be subject to both U.S. federal and state income taxes, as adjusted for any non-U.S. tax credits. However, we do not have any current needs or foreseeable future needs or other plans to repatriate cash by way of dividends from our non-U.S. subsidiaries.
During the nine months ended September 30, 2015, we repurchased 2,635,974 shares of our common stock for $605 million under a stock repurchase plan. In connection with our acquisition of Interactive Data during the fourth quarter of 2015, we suspended our stock repurchase plan and that plan expired shortly thereafter. We did not repurchase any of our outstanding common stock during the nine months ended September 30, 2016. The timing and extent of future repurchases that are not made pursuant to a Rule 10b5-1 trading plan will be at our discretion and will depend upon many conditions. Our management and board of directors periodically review whether or not to be active in repurchasing our stock. In making a determination regarding any stock repurchases, we consider multiple factors. The factors may include: overall stock market conditions, our common stock price movements, the remaining amount authorized for repurchases by our board of directors, the potential impact of a stock repurchase program on our corporate debt ratings, our expected free cash flow and working capital needs, our current and future planned strategic growth initiatives, and other potential uses of our cash and capital resources.
In August 2016, our board of directors approved an aggregate of $1.0 billion for future repurchases of our common stock with no fixed expiration date, subject to applicable laws and regulations. Repurchases may be made from time to time on the open market, through established plans, in privately-negotiated transactions or otherwise, in accordance with all applicable securities laws, rules and regulations. We have entered into a Rule 10b5-1 trading plan to govern some or all of the repurchases of our shares of common stock, and we began to repurchase shares in October 2016. We may discontinue the stock repurchases at any time and may terminate the Rule 10b5-1 trading plan at any time. The approval of our board of directors for the share repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our board of directors may increase or decrease the amount of capacity we have for repurchases from time to time. We expect funding for any share repurchases to come from our operating cash flow or borrowings under our debt facilities or commercial paper program.
Cash Flows
The following tables present the major components of net increases (decreases) in cash and cash equivalents (in millions):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$1,508	$890
Investing activities	(306)	846
Financing activities	(1,366)	(1,692)
Effect of exchange rate changes	(5)	(9)
Net increase (decrease) in cash and cash equivalents	$(169)	$35

Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and due to fluctuations in working capital. The $618 million increase in net cash provided by operating activities for the nine months ended September 30, 2016, from the comparable period in 2015, is primarily due to $285 million in cash provided by operating activities for Interactive Data and Trayport for the nine months ended September 30, 2016, increase in the net income of our historical income statement excluding Interactive Data and Trayport, and other fluctuations in working capital. See “- Financial Highlights” above.
Investing Activities
Consolidated net cash used in investing activities for the nine months ended September 30, 2016 and 2015 primarily relates to proceeds from term deposits and sales of available-for-sale investments, increases in our capital expenditures and capitalized software development costs and changes in restricted cash.
We received net proceeds from term deposits and sales of available-for-sale investments of $1.1 billion for the nine months ended September 30, 2015, with the proceeds from the term deposits used for the repayments of the NYSE EUR Notes.
We had capital expenditures of $166 million and $125 million for the nine months ended September 30, 2016 and 2015, respectively, and we had capitalized software development expenditures of $88 million and $67 million for the nine months ended September 30, 2016 and 2015, respectively. The capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platforms, data services and clearing houses and leasehold improvements associated with the new and renovated office spaces in Atlanta, New York and London. The software development expenditures primarily relate to the continued development and expansion of our electronic trading platforms, data services and clearing houses.
We had a net decrease in restricted cash and investments of $18 million for the nine months ended September 30, 2016. The net restricted cash decrease primarily related to the elimination of the regulatory capital restricted cash at LIFFE Administration and Management, or Liffe, and a decrease in the restricted cash held as escrow for the SuperDerivatives acquisition. These decreases were partially offset by increases in the regulatory capital restricted cash at ICE Clear Europe and ICE Futures Europe. The increases in the regulatory capital restricted cash at ICE Clear Europe and ICE Futures Europe were primarily due to additional costs incurred due to the growth of our trading and clearing businesses and additional regulatory capital buffers required by the Bank of England that we have classified as restricted cash.
We owned Liffe, which operated as a U.K. Recognized Investment Exchange. As a U.K. Recognized Investment Exchange, Liffe was required by the Financial Conduct Authority in the United Kingdom to restrict the use of the equivalent of six months of operating expenditures, subject to certain deductions, in cash or cash equivalents or investments at all times. In November 2014, we completed the transition of Liffe’s contracts to ICE Futures Europe. We applied for a de-recognition order after the transition of Liffe's contracts to ICE Futures Europe but the regulatory capital for Liffe was required to be maintained until the de-recognition order was received. As of December 31, 2015, the regulatory capital for Liffe, which was held in pounds sterling, was $106 million (£72 million). The regulatory capital for Liffe was reflected as short-term restricted cash and investments in our consolidated balance sheet. We received a de-recognition order for Liffe from the Financial Conduct Authority in August 2016, which resulted in the release of the Liffe regulatory capital, a decrease in our restricted cash and an increase in our cash and cash equivalents.
Financing Activities
Consolidated net cash used in financing activities for the nine months ended September 30, 2016 primarily relates to $1.0 billion in net repayments under our commercial paper program, $307 million in dividend and dividend equivalent payments to our shareholders and $51 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises.
Consolidated net cash used in financing activities for the nine months ended September 30, 2015 primarily relates to $681 million in net repayments under our debt facilities and commercial paper program, $605 million in repurchases of common stock, $242 million in dividend and dividend equivalent payments to our shareholders, $128 million for the purchase of subsidiary shares from non-controlling interest holders (for the purchase of the NYSE Amex Options shares) and $42 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises.
Debt
Our total debt, including short-term and long-term debt, consisted of the following as of September 30, 2016 and December 31, 2015 (in millions):

	As of September 30, 2016	As of December 31, 2015
Debt:
Commercial Paper	$1,585	$2,591
Short-term debt	1,585	2,591
NYSE USD Notes (2.00% senior unsecured notes due October 5, 2017)	851	852
2018 Senior Notes (2.50% senior unsecured notes due October 15, 2018)	597	597
2020 Senior Notes (2.75% senior unsecured notes due December 1, 2020)	1,241	1,239
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	790	789
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,241	1,240
Long-term debt	4,720	4,717
Total debt	$6,305	$7,308
Credit Facility
We have entered into a $3.0 billion senior unsecured revolving credit facility, or the Credit Facility, with a maturity date of November 13, 2020. The Credit Facility includes an option for us to propose an increase in the aggregate amount available for borrowing by up to $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. On November 13, 2015, we utilized this option to increase the amount of the Credit Facility to $3.4 billion. The commitments under the Credit Facility will automatically reduce to $2.95 billion on April 3, 2019. No amounts were outstanding under the Credit Facility as of September 30, 2016.
Of the $3.4 billion that is currently available for borrowing under the Credit Facility, $1.6 billion is required to back-stop the amount outstanding under our Commercial Paper Program as of September 30, 2016. The amount required to back-stop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $1.8 billion available under the Credit Facility as of September 30, 2016 is available to us to use for working capital and general corporate purposes including, but not limited to, acting as a back-stop to future increases in the amounts outstanding under the Commercial Paper Program.
364 Day Facility
In November 2015, we entered into a $500 million 364 day senior unsecured revolving credit facility, or the 364 Day Facility. The amounts available under the 364 Day Facility are available for use by us for working capital and general corporate purposes but specifically excluding any use to back-stop amounts issued under the Commercial Paper Program. The amounts available to us under the 364 Day Credit Facility were reduced to $375 million on May 13, 2016 and $250 million on August 13, 2016. No amounts were outstanding under the 364 Day Facility as of September 30, 2016.
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
Commercial paper notes of $1.6 billion with original maturities ranging from 1 to 89 days were outstanding as of September 30, 2016 under our Commercial Paper Program. As of September 30, 2016, the weighted average interest rate on the $1.6 billion outstanding under our Commercial Paper Program was 0.55% per annum, with a weighted average maturity of 25 days. We repaid $1.0 billion of the amounts outstanding under the Commercial Paper Program during the nine months ended September 30, 2016 using cash flows from operations and a portion of our unrestricted cash balances.
On October 3, 2016, we borrowed $431 million in commercial paper to fund the purchase price of the SPSE and Credit Market Analysis acquisitions. See “- Recent Developments - Completed Transactions” above.
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
NYSE Notes
In connection with our acquisition on November 13, 2013 of NYSE Euronext, which we refer to as NYSE following the initial public offering and sale of Euronext in 2014, we assumed NYSE’s outstanding debt instruments, which included $850 million of 2.00% senior unsecured fixed rate notes due in October 2017, or the NYSE USD Notes, and €920 million ($1.1 billion) of 5.375% senior unsecured fixed rate notes that were due in June 2015, or the NYSE EUR Notes, and together with the NYSE USD Notes, the NYSE Notes. On June 30, 2015, we repaid the NYSE EUR Notes using cash that had been set aside in July 2014 from the proceeds of the sale of Euronext.
Committed Contingent Liquidity Facilities
To provide a tool to address the liquidity needs of our clearing houses and manage the liquidation of margin and guaranty fund deposits held in the form of cash and high quality sovereign debt, ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. have entered into Committed Repurchase Agreement Facilities, or Committed Repo. Additionally, ICE Clear Credit has entered into Committed F/X Facilities to support these liquidity needs. As of September 30, 2016, the following facilities were in place:

ICE Clear Europe:    $1.05 billion in Committed Repo to finance U.S. dollar, euro and pound sterling sovereign debt deposits.

ICE Clear Credit:
$400 million in Committed Repo to finance U.S. dollar and euro sovereign debt deposits, €800 million in Committed Repo to finance euro sovereign debt deposits, and €1.0 billion in Committed F/X Facilities to finance euro payment obligations with U.S. dollar deposits.

ICE Clear U.S.:    $250 million in Committed Repo to finance U.S. dollar sovereign debt deposits.
Future Capital Requirements
Our future capital requirements will depend on many factors, including the rate of growth across our trading and clearing, data services and listings businesses, strategic plans and acquisitions, available sources for financing activities, required technology and clearing initiatives, regulatory requirements, the timing and introduction of new products and enhancements to existing products, the geographic mix of our business, potential stock repurchases, and the continuing market acceptance of our electronic trading and clearing platforms. We currently expect to make aggregate operational capital expenditures and to incur capitalized software development costs of around $300 million for the year ended December 31, 2016, which we believe will support the enhancement of our technology and the continued expansion of our businesses. In addition, we currently expect around $80 million in real estate capital expenditures during 2016 for leasehold improvements primarily associated with our Atlanta and New York headquarters.
Our board of directors has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be approved quarterly by the board of directors or audit committee of the board of directors taking into account such factors as our evolving business model, prevailing business conditions and our financial results and capital requirements, without a predetermined annual net income payout ratio. During the third quarter of 2016, we paid a quarterly dividend of $0.85 per share of our common stock for an aggregate payout of $102 million, which includes the payment of dividend equivalents on unvested employee restricted stock units. During the nine months ended September 30, 2016, our dividend payout was $2.55 per share of our common stock for an aggregate payout of $307 million, which includes the payment of dividend equivalents. On November 1, 2016, we announced a $0.85 per share dividend for the fourth quarter of 2016 with the dividend payable on December 31, 2016 to shareholders of record as of December 15, 2016.
As of September 30, 2016, we had $6.3 billion in outstanding debt. We currently have a $3.4 billion Credit Facility. After factoring in the $1.6 billion required to backstop our Commercial Paper Program as of September 30, 2016 and the $431 million in commercial paper borrowed on October 3, 2016 to fund the SPSE and Credit Market Analysis acquisitions, $1.4 billion of our Credit Facility is currently available for general corporate purposes. The Credit Facility, our $250 million 364 Day Facility and our Commercial Paper Program are currently the only significant agreements or arrangements that we have with third parties for liquidity and capital resources. In the event of any strategic acquisitions, mergers or investments, or if we are required to raise capital for any reason or desire to return capital to our stockholders, we may incur additional debt, issue additional equity to raise necessary funds, repurchase additional shares of our common stock or pay a dividend. However, we cannot provide assurance that such financing or transactions will be available or successful, or that the terms of such financing or transactions will be favorable to us. See “- Debt” above.

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

	Trading and Clearing Segment		Data and Listings Segment		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015
Revenues, less transaction-based expenses	$1,584	$1,546	$1,777	$917	$3,361	$2,463
Operating expenses	$672	$674	$1,080	$457	$1,752	$1,131
Less: NYSE and Interactive Data transaction and integration costs	1	12	30	19	31	31
Less: Employee severance costs related to Creditex U.K. brokerage operations	4	—	—	—	4	—
Less: Creditex customer relationship intangible asset impairment	33	—	—	—	33	—
Less: Amortization of acquisition-related intangibles	58	62	172	37	230	99
Adjusted operating expenses	$576	$600	$878	$401	$1,454	$1,001
Operating income	$912	$872	$697	$460	$1,609	$1,332
Adjusted operating income	$1,008	$946	$899	$516	$1,907	$1,462
Operating margin	58%	56%	39%	50%	48%	54%
Adjusted operating margin	64%	61%	51%	56%	57%	59%

Net income attributable to ICE common shareholders					$1,070	$904
Add: NYSE and Interactive Data transaction and integration costs					31	31
Add: Employee severance costs related to Creditex U.K. brokerage operations					4	—
Add: Creditex customer relationship intangible asset impairment					33	—
Add: Amortization of acquisition-related intangibles					230	99
Add: Litigation settlements and accruals, net of insurance proceeds					—	15
Less: Income tax effect for the above items					(111)	(52)
Add/(Less): Deferred tax adjustment on acquisition-related intangibles					14	(14)
Add/(Less): Other tax adjustments					(34)	7
Adjusted net income attributable to ICE common shareholders					$1,237	$990

Basic earnings per share attributable to ICE common shareholders					$8.99	$8.13
Diluted earnings per share attributable to ICE common shareholders					$8.93	$8.10

Adjusted basic earnings per share attributable to ICE common shareholders					$10.39	$8.91
Adjusted diluted earnings per share attributable to ICE common shareholders					$10.33	$8.87

	Trading and Clearing Segment		Data and Listings Segment		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015	2016	2015
Revenues, less transaction-based expenses	$483	$506	$595	$310	$1,078	$816
Operating expenses	$245	$229	$359	$147	$604	$376
Less: NYSE and Interactive Data transaction and integration costs	—	2	7	4	7	6
Less: Employee severance costs related to Creditex U.K. brokerage operations	4	—	—	—	4	—
Less: Creditex customer relationship intangible asset impairment	33	—	—	—	33	—
Less: Amortization of acquisition-related intangibles	20	21	56	12	76	33
Adjusted operating expenses	$188	$206	$296	$131	$484	$337
Operating income	$238	$277	$236	$163	$474	$440
Adjusted operating income	$295	$300	$299	$179	$594	$479
Operating margin	49%	55%	40%	53%	44%	54%
Adjusted operating margin	61%	59%	50%	58%	55%	59%

Net income attributable to ICE common shareholders					$344	$306
Add: NYSE and Interactive Data transaction and integration costs					7	6
Add: Employee severance costs related to Creditex U.K. brokerage operations					4	—
Add: Creditex customer relationship intangible asset impairment					33	—
Add: Amortization of acquisition-related intangibles					76	33
Add: Litigation settlements and accruals, net of insurance proceeds					—	(4)
Less: Income tax effect for the above items					(45)	(18)
Less: Other tax adjustments					(34)	—
Adjusted net income attributable to ICE common shareholders					$385	$323

Basic earnings per share attributable to ICE common shareholders					$2.88	$2.77
Diluted earnings per share attributable to ICE common shareholders					$2.86	$2.76

Adjusted basic earnings per share attributable to ICE common shareholders					$3.23	$2.93
Adjusted diluted earnings per share attributable to ICE common shareholders					$3.21	$2.91
Acquisition-related transaction costs are included as part of our core business expenses, except for those that are directly related to the announcement, closing, financing or termination of a transaction. However, all acquisition-related transaction and integration costs relating to NYSE and Interactive Data are included in non-GAAP adjustments given the sizes of these acquisitions. Amortization of acquisition-related intangibles are included in non-GAAP adjustments as excluding these non-cash expenses provides greater clarity regarding our financial strength and stability of cash operating results. The Creditex U.K. voice brokerage severance costs related to its discontinuance and the Creditex customer relationship intangible asset impairment expense are included in non-GAAP adjustments during the nine and three months ended September 30, 2016 as they are not reflective of our core business performance. See “- Recent Developments - Creditex Customer Relationship Intangible Asset Impairment” above. Also, included in non-GAAP adjustments are litigation settlements and accruals, and the related insurance recoveries, incurred during the nine and three months ended September 30, 2015. The income tax effects relating to these items above are included in non-GAAP adjustments as well as deferred tax adjustments on acquisition-related intangibles and other tax effects relating to certain foreign tax law changes.
Contractual Obligations and Commercial Commitments
In the third quarter of 2016, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K.

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
Critical Accounting Policies and Estimates
In the third quarter of 2016, other than for the Creditex customer relationship intangible asset impairment, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K and in our Quarterly Report on Form 10-Q for the three months ended June 30, 2016, as filed with the SEC on August 3, 2016.

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
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term investments, short-term and long-term restricted cash and investments, and indebtedness. As of September 30, 2016 and December 31, 2015, our cash and cash equivalents, short-term investments and short-term and long-term restricted cash and investments were $1.4 billion and $1.6 billion, respectively, of which $266 million and $439 million, respectively, were denominated in pounds sterling, euros or Canadian dollars. The remaining cash and cash equivalents, short-term investments and short-term and long-term restricted cash and investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical decrease in long-term interest rates to zero basis points would decrease annual pre-tax earnings by $3 million as of September 30, 2016, assuming no change in the amount or composition of our cash and cash equivalents, short-term investments and short-term and long-term restricted cash and investments.
Our investment in Cetip, which is recorded as an available-for-sale, long-term investment and is recorded and held in Brazilian reais, was valued at $416 million as of September 30, 2016, including an accumulated unrealized gain of $91 million. Changes in the fair value of the Cetip investment are currently reflected in accumulated other comprehensive income (loss) and do not impact earnings, except to the extent that unrealized losses are deemed to be other than temporary.
As of September 30, 2016, we had $6.3 billion in outstanding debt, of which $3.9 billion relates to senior notes and $851 million relates to the NYSE Notes, all of which bear interest at fixed interest rates. The remaining amount outstanding of $1.6 billion relates to our Commercial Paper Program, which bears interest at fluctuating rates and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates relating to the amounts outstanding under our Commercial Paper Program as of September 30, 2016 would decrease annual pre-tax earnings by $16 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity. The interest rates on our Commercial Paper Program are currently evaluated based upon current maturities and market conditions. See Item 2 “- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt” included elsewhere in this Quarterly Report.
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

September 30, 2016 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Nine Months Ended September 30, 2016		Three Months Ended September 30, 2016
	Pound sterling	Euro	Pound sterling	Euro
Average exchange rate to the U.S. dollar in the current year period	$1.3992	$1.1167	$1.3142	$1.1160
Average exchange rate to the U.S. dollar in the same period in the prior year	$1.5326	$1.1165	$1.5508	$1.1124
Average exchange rate increase (decrease)	(9)%	—%	(15)%	—%
Foreign denominated percentage of:
Revenues, less transaction-based expenses	11%	5%	10%	5%
Operating expenses	14%	4%	13%	3%
Operating income	7%	7%	6%	7%
Impact of the currency fluctuations (1) on:
Revenues, less transaction-based expenses	$(34)	$—	$(19)	$—
Operating expenses	$(24)	$—	$(14)	$—
Operating income	$(11)	$—	$(5)	$—

(1) Represents the impact of currency fluctuation for the nine and three months ended September 30, 2016 compared to the same periods in the prior year.
We have a significant part of our assets, liabilities, revenues and expenses recorded in pounds sterling or euros. For the nine and three months ended September 30, 2016, 16% and 15%, respectively, of our consolidated revenues, less transaction-based expenses, were denominated in pounds sterling or euros and 18% and 16%, respectively, of our consolidated expenses were denominated in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.
We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We incurred foreign currency transaction gains (losses) of ($10 million) for the nine months ended September 30, 2015 and $1 million and ($3 million) for the three months ended September 30, 2016 and 2015, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar (there was no impact for the nine months ended September 30, 2016). A 10% adverse change in the underlying foreign currency exchange rates as of September 30, 2016 would result in a foreign currency transaction loss of $4 million, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity.
We entered into foreign currency hedging transactions during the nine and three months ended September 30, 2016 as economic hedges to help mitigate a portion of our foreign exchange risk exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. Although we may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure, these hedging arrangements may not be effective, particularly in the event of imprecise forecasts of the levels of our non-U.S. denominated assets and liabilities.
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

	As of September 30, 2016
	Position in pounds sterling	Position in euros
Assets	£1,256	€212
of which goodwill represents	522	43
Liabilities	157	84
Net currency position	£1,099	€128
Impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$143	$14
As of September 30, 2016 and December 31, 2015, the portion of our equity attributable to accumulated other comprehensive loss from foreign currency translation was $290 million and $45 million, respectively. As of September 30, 2016, we had net exposure of pounds sterling and euros of £1.1 billion ($1.4 billion) and €128 million ($143 million), respectively. Based on these September 30, 2016 net currency positions, a hypothetical 10% decrease of the pound sterling against U.S. dollar would negatively impact our equity by $143 million and a hypothetical 10% decrease of the euro against U.S. dollar would negatively impact our equity by $14 million.

For the nine and three months ended September 30, 2016, currency exchange rate differences had a negative impact of $245 million and $46 million, respectively, on our consolidated equity, primarily due to the decrease in the pound sterling/U.S. dollar exchange rate to 1.2979 as of September 30, 2016 (from 1.4868 as of December 31, 2015 and from 1.3312 as of June 30, 2016) due to the weakening pound sterling. The pound sterling decreased in June 2016 following the U.K. referendum that resulted in a vote for the U.K. to leave the European Union. The future impact on our business relating to the U.K. leaving the European Union and the corresponding regulatory changes are uncertain at this time, including future impacts on currency exchange rates.
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
Our clearing houses hold material amounts of clearing member cash deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. Refer to note 9 to our consolidated financial statements above for more information on the clearing houses cash deposits, which were $49.8 billion as of September 30, 2016. While we seek to achieve a reasonable rate of return which may generate interest income for our clearing members, we are primarily concerned with preservation of capital and managing the risks associated with these deposits. As the clearing houses may pass on interest revenues (minus costs) to the members, this could include negative or reduced yield due to market conditions. For a summary of the risks associated with this investment activity and how these risks are mitigated, see Part II, Item 7(A) “Quantitative and Qualitative Disclosures About Market Risk” in our 2015 Form 10-K.
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
The referenced 2015 Form 10-K summary included a description of the three purported class action lawsuits filed in May 2014 in the U.S. District Court for the Southern District of New York by Harold Lanier against various national securities exchanges, including three of our subsidiaries. These lawsuits were dismissed with prejudice by the district court in April 2015, and on September 23, 2016, the U.S. Court of Appeals for the Second Circuit, or the Second Circuit, entered an order affirming the dismissal of the lawsuits. On October 7, 2016, Mr. Lanier filed a petition in the Second Circuit seeking a rehearing by the panel of judges that decided the appeal or, in the alternative, for review by the full Second Circuit. The petition relates only to the lawsuit involving the Options Price Reporting Authority plan, and not the other two lawsuits filed by Mr. Lanier.

ITEM  1(A).     RISK FACTORS

In the third quarter of 2016, there were no significant new risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” in our 2015 Form 10-K. In addition to the other information set forth in this Quarterly Report, including the regulatory update information of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the factors discussed under “Risk Factors” and the regulation discussion under “Business - Regulation” in our 2015 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our 2015 Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

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
Third Amended and Restated Certificate of Incorporation of Intercontinental Exchange, Inc. effective October 12, 2016 (incorporated by reference to Exhibit 3.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on October 12, 2016, File No. 001-36198).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	—	Section 1350 Certification of Chief Executive Officer.

32.2	—	Section 1350 Certification of Chief Financial Officer.

101	—
The following materials from Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Loss and Redeemable Non-Controlling Interest (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*
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

Intercontinental Exchange, Inc. (Registrant)

Date: November 1, 2016	By:	/s/ Scott A. Hill
Scott A. Hill
Chief Financial Officer
(Principal Financial Officer)