Form 10-Q
period 2017-03-31
Intercontinental Exchange, Inc.
filed 2017-05-03
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

(Do not check if a smaller company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☑
As of May 1, 2017, the number of shares of the registrant’s Common Stock outstanding was 592,066,651 shares.

INTERCONTINENTAL EXCHANGE, INC.
Form 10-Q
Quarterly Period Ended March 31, 2017
TABLE OF CONTENTS

PART I.	Financial Statements
Item 1	Consolidated Financial Statements (Unaudited):
	Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016	2
	Consolidated Statements of Income for the three months ended March 31, 2017 and 2016	4
	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016	5
	Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Loss and Redeemable Non-Controlling Interest for the three months ended March 31, 2017 and for the year ended December 31, 2016	6
	Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016	7
	Notes to Consolidated Financial Statements	8
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4	Controls and Procedures	49

PART II.	Other Information
Item 1	Legal Proceedings	49
Item 1A	Risk Factors	49
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3	Defaults Upon Senior Securities	50
Item 4	Mine Safety Disclosures	50
Item 5	Other Information	50
Item 6	Exhibits	50
SIGNATURES		52

PART I. Financial Statements
Item 1.    Consolidated Financial Statements (Unaudited)

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	As of	As of
	March 31, 2017	December 31, 2016
Assets:
Current assets:
Cash and cash equivalents	$360	$407
Short-term investments	21	23
Short-term restricted cash and investments	743	679
Customer accounts receivable, net of allowance for doubtful accounts of $8 and $7 at March 31, 2017 and December 31, 2016, respectively	999	777
Margin deposits and guaranty funds	52,354	55,150
Prepaid expenses and other current assets	596	97
Total current assets	55,073	57,133
Property and equipment, net	1,132	1,129
Other non-current assets:
Goodwill	12,302	12,291
Other intangible assets, net	10,356	10,420
Long-term restricted cash and investments	264	264
Long-term investments	—	432
Other non-current assets	336	334
Total other non-current assets	23,258	23,741
Total assets	$79,463	$82,003

Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$451	$388
Section 31 fees payable	90	131
Accrued salaries and benefits	104	230
Deferred revenue	440	114
Short-term debt	2,376	2,493
Margin deposits and guaranty funds	52,354	55,150
Other current liabilities	191	111
Total current liabilities	56,006	58,617
Non-current liabilities:
Non-current deferred tax liability, net	2,985	2,958
Long-term debt	3,872	3,871
Accrued employee benefits	415	430
Other non-current liabilities	361	337
Total non-current liabilities	7,633	7,596
Total liabilities	63,639	66,213
Commitments and contingencies
Redeemable non-controlling interest	37	36

Equity:
Intercontinental Exchange, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; no shares issued or outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 1,500 shares authorized; 599 and 596 shares issued at March 31, 2017 and December 31, 2016, respectively, and 593 and 595 shares outstanding at March 31, 2017 and December 31, 2016, respectively	6	6
Treasury stock, at cost; 6 and 1 shares at March 31, 2017 and December 31, 2016, respectively	(346)	(40)
Additional paid-in capital	11,351	11,306
Retained earnings	5,171	4,789
Accumulated other comprehensive loss	(427)	(344)
Total Intercontinental Exchange, Inc. shareholders’ equity	15,755	15,717
Non-controlling interest in consolidated subsidiaries	32	37
Total equity	15,787	15,754
Total liabilities and equity	$79,463	$82,003

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Transaction and clearing, net	$798	$929
Data services	520	477
Listings	106	103
Other revenues	45	45
Total revenues	1,469	1,554
Transaction-based expenses:
Section 31 fees	91	98
Cash liquidity payments, routing and clearing	214	302
Total revenues, less transaction-based expenses	1,164	1,154
Operating expenses:
Compensation and benefits	245	236
Professional services	32	32
Acquisition-related transaction and integration costs	14	27
Technology and communication	98	92
Rent and occupancy	18	18
Selling, general and administrative	41	22
Depreciation and amortization	134	143
Total operating expenses	582	570
Operating income	582	584
Other income (expense):
Interest expense	(45)	(46)
Other income, net	186	2
Other income (expense), net	141	(44)
Income before income tax expense	723	540
Income tax expense	213	163
Net income	$510	$377
Net income attributable to non-controlling interest	(8)	(8)
Net income attributable to Intercontinental Exchange, Inc.	$502	$369
Earnings per share attributable to Intercontinental Exchange, Inc. common shareholders:
Basic	$0.84	$0.62
Diluted	$0.84	$0.62
Weighted average common shares outstanding:
Basic	594	595
Diluted	599	598
Dividend per share	$0.20	$0.17

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$510	$377
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense of $2 for the three months ended March 31, 2016	25	(74)
Change in fair value of available-for-sale securities	68	54
Reclassification of realized gain on available-for-sale investment to other income	(176)	—
Other comprehensive loss	(83)	(20)
Comprehensive income	$427	$357
Comprehensive income attributable to non-controlling interest	(8)	(8)
Comprehensive income attributable to Intercontinental Exchange, Inc.	$419	$349

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Loss
and Redeemable Non-Controlling Interest
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Shareholders' Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Value	Shares	Value
Balance, as of December 31, 2015	628	$6	(34)	$(1,448)	$12,290	$4,148	$(188)	$32	$14,840	$35
Other comprehensive loss	—	—	—	—	—	—	(156)	—	(156)	—
Exercise of common stock options	1	—	—	—	22	—	—	—	22	—
Treasury shares retired in connection with stock split	(35)	—	35	1,512	(1,142)	(370)	—	—	—	—
Repurchases of common stock	—	—	(1)	(50)	—	—	—	—	(50)	—
Payments relating to treasury shares	—	—	(1)	(54)	—	—	—	—	(54)	—
Stock-based compensation	—	—	—	—	136	—	—	—	136	—
Issuance of restricted stock	2	—	—	—	—	—	—	—	—	—
Adjustment to redemption value	—	—	—	—	—	(2)	—	—	(2)	1
Distributions of profits	—	—	—	—	—	—	—	(19)	(19)	(3)
Dividends paid to shareholders	—	—	—	—	—	(409)	—	—	(409)	—
Net income attributable to non-controlling interest	—	—	—	—	—	(27)	—	24	(3)	3
Net income	—	—	—	—	—	1,449	—	—	1,449	—
Balance, as of December 31, 2016	596	6	(1)	(40)	11,306	4,789	(344)	37	15,754	36
Other comprehensive loss	—	—	—	—	—	—	(83)	—	(83)	—
Exercise of common stock options	—	—	—	—	3	—	—	—	3	—
Repurchases of common stock	—	—	(4)	(229)	—	—	—	—	(229)	—
Payments relating to treasury shares	—	—	(1)	(77)	—	—	—	—	(77)	—
Stock-based compensation	—	—	—	—	42	—	—	—	42	—
Issuance of restricted stock	3	—	—	—	—	—	—	—	—	—
Distributions of profits	—	—	—	—	—	—	—	(12)	(12)	—
Dividends paid to shareholders	—	—	—	—	—	(120)	—	—	(120)	—
Net income attributable to non-controlling interest	—	—	—	—	—	(8)	—	7	(1)	1
Net income	—	—	—	—	—	510	—	—	510	—
Balance, as of March 31, 2017	599	$6	(6)	$(346)	$11,351	$5,171	$(427)	$32	$15,787	$37

	As of	As of
	March 31, 2017	December 31, 2016
Accumulated other comprehensive loss was as follows:
Foreign currency translation adjustments	$(320)	$(345)
Fair value of available-for-sale securities	—	108
Comprehensive income from equity method investment	2	2
Employee benefit plans adjustments	(109)	(109)
Accumulated other comprehensive loss	$(427)	$(344)

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income	$510	$377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134	143
Stock-based compensation	34	29
Deferred taxes	28	30
Cetip realized investment gain	(176)	—
Other	(1)	3
Changes in assets and liabilities:
Customer accounts receivable	(240)	(229)
Other current and non-current assets	(3)	(13)
Section 31 fees payable	(40)	(19)
Deferred revenue	328	338
Other current and non-current liabilities	37	(62)
Total adjustments	101	220
Net cash provided by operating activities	611	597

Investing activities:
Capital expenditures	(32)	(31)
Capitalized software development costs	(34)	(25)
Cash received for divestiture (net of cash paid for acquisition)	22	—
Increase in restricted cash and investments	(64)	(3)
Net cash used in investing activities	(108)	(59)

Financing activities:
Repayments of commercial paper, net	(117)	(543)
Dividends to shareholders	(120)	(102)
Repurchases of common stock	(229)	—
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(77)	(47)
Other	(8)	(5)
Net cash used in financing activities	(551)	(697)
Effect of exchange rate changes on cash and cash equivalents	1	—
Net decrease in cash and cash equivalents	(47)	(159)
Cash and cash equivalents, beginning of period	407	627
Cash and cash equivalents, end of period	$360	$468

Supplemental cash flow disclosure:
Cash paid for income taxes	$65	$56
Cash paid for interest	$7	$7

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.	Description of Business
We are a leading global operator of regulated exchanges, clearing houses and listings venues, and a provider of data services for commodity and financial markets. We operate regulated marketplaces for listing, trading and clearing a broad array of derivatives contracts and securities across major asset classes, including energy and agricultural commodities, interest rates, equities, equity derivatives, exchange traded funds, credit derivatives, bonds and currencies. We offer end-to-end market data services to support the trading, investment and risk management needs of customers across virtually all asset classes.
Our exchanges include futures exchanges in the United States, or U.S., United Kingdom, or U.K., Continental Europe, Canada and Singapore, and cash equities, equity options and bond exchanges in the U.S. We also operate over-the-counter, or OTC, markets for physical energy and credit default swaps, or CDS, trade execution. To serve global derivatives markets, we operate central counterparty clearing houses in the U.S., U.K., Continental Europe, Canada and Singapore (Note 9). We offer a range of data services for global financial and commodity markets, including pricing and reference data, exchange data, analytics, feeds, desktop and connectivity solutions. Through our markets, clearing houses, listings and market data services, we provide end-to-end solutions for our customers through liquid markets, benchmark products, access to capital markets, and related services to support their ability to manage risk and raise capital.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by us in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2016. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in our opinion, necessary for a fair presentation of results for the interim periods presented. These adjustments are of a normal recurring nature.
Preparing financial statements requires us to make certain estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from these estimates. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
The accompanying unaudited consolidated financial statements include the accounts of us and our wholly-owned and controlled subsidiaries. All intercompany balances and transactions between us and our wholly-owned and controlled subsidiaries have been eliminated in the consolidation. For those consolidated subsidiaries in which our ownership is less than 100% and for which we have control over the assets and liabilities and the management of the entity, the outside stockholders’ interests are shown as non-controlling interests. In instances where outside stockholders hold an option to require us to repurchase the outside stockholders’ interest, these interests are shown as redeemable non-controlling interests.
New and Recently Adopted Accounting Pronouncements
The Financial Accounting Standards Board, or FASB, has issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 606. ASU 606 provides guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. This guidance requires us to recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are required to adopt ASU 606 at the beginning of our first quarter of fiscal 2018. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the overall impact this guidance will have on our consolidated financial statements, as well as the method of adoption. Based on our preliminary assessment, we expect that the adoption may accelerate the timing of recognition of original and supplemental listing fees related to our NYSE businesses, which are currently deferred over a pre-defined customer life of five or nine years. We are continuing our assessment, which may identify other impacts of the adoption of ASU 606.
The FASB has issued Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. ASU 2016-01 provides updated guidance for the recognition, measurement, presentation, and disclosure of certain financial assets and liabilities, including the requirement that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 is effective for annual and interim reporting periods beginning after December 15, 2017. With the sale of our Cetip investment, we no longer have any equity investments that would be required to be measured at fair value with changes in fair value recognized in net income (Note 10).
The FASB has issued Accounting Standards Update No. 2016-02, Leases, or ASU 2016-02. ASU 2016-02 requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating this guidance to determine the potential impact on our consolidated financial statements and whether we will adopt this guidance early.
The FASB has issued Accounting Standards Update No. 2016-18, Statement of Cash Flows: Restricted Cash, or ASU 2016-18, that will require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. ASU 2016-18 becomes effective for us in fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. We will be required to apply the guidance retrospectively when adopted, and provide the relevant disclosures in the first interim and annual periods in which we adopt the guidance. We will not adopt ASU 2016-18 early, but do expect to be impacted by the new presentation and disclosure requirements required by ASU 2016-18 due to our restricted and unrestricted cash balances.

3.	Acquisitions and Divestitures
National Stock Exchange Acquisition
On January 31, 2017, we acquired 100% of National Stock Exchange, Inc., now named NYSE National. The acquisition gives the NYSE Group a fourth U.S. exchange license. NYSE National is distinct from NYSE Group’s three listings exchanges because NYSE National will only be a trading venue and will not be a listings market. NYSE Group’s three listings exchanges, NYSE, NYSE MKT and NYSE Arca, have unique market models designed for corporate and ETF issuers. Upon closing the transaction, NYSE National ceased operations on February 1, 2017. We will engage with NYSE National members, buy-side participants and retail brokerage firms before finalizing operational plans for NYSE National’s re-launch, which is expected to occur in 2017.
Trayport Acquisition and Potential Divestiture
On December 11, 2015, we acquired 100% of Trayport in a stock transaction. The total purchase price was $620 million, comprised of 12.6 million shares of our common stock. Trayport is a software company that licenses its technology to serve exchanges, OTC brokers and traders to facilitate electronic and hybrid trade execution primarily in the energy markets. The acquisition enables us to provide new technology and software-related services to our energy customers.
The U.K. Competition and Markets Authority, or the CMA, undertook a review of our acquisition of Trayport under the merger control laws of the U.K. In October 2016, the CMA issued its findings and ordered a divestment of Trayport to remedy what the CMA indicated it believed to be a substantial lessening of competition in the supply of trade execution services and trade clearing services to energy traders in the European Economic Area. In November 2016, we filed an appeal with the Competition Appeal Tribunal, or the CAT, to challenge the CMA’s decision. In March 2017, the CAT upheld the CMA decision that we should divest Trayport. Following careful consideration of the CAT’s judgment, we are seeking to appeal the CAT’s decision at the U.K. Court of Appeals. If we are allowed to appeal to the U.K. Court of Appeals and if our appeal is successful, the matter will be remanded for additional review. If our appeal is not allowed or not successful, we will be obligated to sell Trayport. There is no certainty of the price we could receive if a sale were required. The timing of a final decision is uncertain at this time. Until a final determination is made as to whether we are permitted to retain Trayport, we will not integrate Trayport into our existing business operations.
The functional currency of Trayport is the pound sterling, as this is the currency in which Trayport operates. The $620 million in Trayport net assets were recorded on our December 11, 2015 opening balance sheet at a pound sterling/U.S. dollar exchange rate of 1.5218 (£407 million). Because our consolidated financial statements are presented in U.S. dollars, we must translate the Trayport net assets into U.S. dollars at the exchange rates in effect at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against the pound sterling will affect the value of the Trayport balance sheet, with gains or losses included in the cumulative translation adjustment account, a component of equity. As of the result of the decrease in the pounds sterling/U.S. dollar exchange rate to 1.2552 as of March 31, 2017, the portion of our equity attributable to the Trayport net assets in accumulated other comprehensive loss from foreign currency translation was $108 million as of March 31, 2017. If we are required to sell Trayport, we would include the accumulated translation adjustment when computing the gain or loss from the sale.
Interactive Data Managed Solutions Divestiture
On March 31, 2017, we sold Interactive Data Managed Solutions, or IDMS, a unit of Interactive Data, to FactSet. There was no gain or loss recognized on the sale of IDMS. IDMS is a managed solutions and portal provider for the global wealth management industry.

4.	Goodwill and Other Intangible Assets

The following is a summary of the activity in the goodwill balance for the three months ended March 31, 2017 (in millions):

Goodwill balance at December 31, 2016	$12,291
Acquisition (divestiture), net	3
Foreign currency translation	13
Other activity, net	(5)
Goodwill balance at March 31, 2017	$12,302
The following is a summary of the activity in the other intangible assets balance for the three months ended March 31, 2017 (in millions):

Other intangible assets balance at December 31, 2016	$10,420
Acquisition (divestiture), net	2
Foreign currency translation	13
Other activity, net	(9)
Amortization of other intangible assets	(70)
Other intangible assets balance at March 31, 2017	$10,356

We completed the acquisition of NYSE National and sold IDMS during the three months ended March 31, 2017 (Note 3). The foreign currency translation adjustments in the tables above result from a portion of our goodwill and other intangible assets being held at our U.K., Continental European and Canadian subsidiaries, some of whose functional currencies are not the U.S. dollar. The changes in other activity, net in the tables above primarily relate to adjustments to the fair value of the net tangible and identifiable intangible assets and liabilities relating to the acquisitions, with a corresponding adjustment to goodwill. We did not recognize any impairment losses on goodwill or other intangible assets during the three months ended March 31, 2017 and 2016.

5.	Deferred Revenue

Deferred revenue represents cash received that is yet to be recognized as revenue. Total deferred revenue was $567 million as of March 31, 2017, including $440 million in current deferred revenue and $127 million in non-current deferred revenue. The changes in our deferred revenue during the three months ended March 31, 2017 are as follows (in millions):

	Annual Listings Revenue	Original Listings Revenues	Other Listings Revenues	Data Services and Other Revenues	Total
Deferred revenue balance at December 31, 2016	$—	$66	$83	$88	$237
Additions	361	3	24	162	550
Amortization	(91)	(3)	(12)	(114)	(220)
Deferred revenue balance at March 31, 2017	$270	$66	$95	$136	$567

6.	Debt

Our total debt, including short-term and long-term debt, consisted of the following as of March 31, 2017 and December 31, 2016 (in millions):

	As of March 31, 2017	As of December 31, 2016
Debt:
Commercial Paper	$1,525	$1,642
NYSE Notes (2.00% senior unsecured notes due October 5, 2017)	851	851
Short-term debt	2,376	2,493
2018 Senior Notes (2.50% senior unsecured notes due October 15, 2018)	598	598
2020 Senior Notes (2.75% senior unsecured notes due December 1, 2020)	1,242	1,242
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	791	790
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,241	1,241
Long-term debt	3,872	3,871
Total debt	$6,248	$6,364
Credit Facility
We have entered into a $3.0 billion senior unsecured revolving credit facility, or the Credit Facility, with a maturity date of November 13, 2020. The Credit Facility includes an option for us to propose an increase in the aggregate amount available for borrowing by up to $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. In November 2015, we utilized this option to increase the amount of the Credit Facility to $3.4 billion. The commitments under the Credit Facility will automatically reduce to $3.2 billion on April 3, 2019. No amounts were outstanding under the Credit Facility as of March 31, 2017.
Of the $3.4 billion that is currently available for borrowing under the Credit Facility, $1.5 billion is required to back-stop the amount outstanding under our Commercial Paper Program as of March 31, 2017. The amount required to back-stop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $1.9 billion available under the Credit Facility as of March 31, 2017 is available to us to use for working capital and general corporate purposes including, but not limited to, acting as a back-stop to future increases in the amounts outstanding under the Commercial Paper Program or to fund the redemption of the NYSE Notes discussed below.
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
Commercial paper notes of $1.5 billion with original maturities ranging from 3 to 81 days were outstanding as of March 31, 2017 under our Commercial Paper Program. As of March 31, 2017, the weighted average interest rate on the $1.5 billion outstanding under our Commercial Paper Program was 0.95% per annum, with a weighted average maturity of 21 days. We repaid $117 million of the amounts outstanding under the Commercial Paper Program during the three months ended March 31, 2017 primarily using cash flows from operations.
NYSE Notes
The $850 million, 2.00% senior unsecured fixed rate NYSE Notes are due in October 2017. We currently plan to fund the redemption of the NYSE Notes with the issuance of new senior term notes. However, if we are unable to issue new senior term notes or to do so on favorable terms, then we would fund the NYSE Notes redemption under the Commercial Paper Program or with the unused amount available under the Credit Facility, or a combination of these sources.

7.	Equity
We currently sponsor employee and director stock option and restricted stock plans. Stock options and restricted stock are granted at the discretion of the compensation committee of the board of directors. All stock options and restricted stock awards are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options and restricted stock on the date of grant is recognized as expense over the vesting period, net of estimated forfeitures. The non-cash compensation expenses recognized in our consolidated statements of income for stock options and restricted stock were $34 million and $29 million for the three months ended March 31, 2017 and 2016, respectively.

Stock Option Plans
The following is a summary of stock options for the three months ended March 31, 2017:

	Number of Options	Weighted Average Exercise Price per Option
Outstanding at December 31, 2016	3,878,705	$36.05
Granted	723,533	57.31
Exercised	(111,240)	27.92
Outstanding at March 31, 2017	4,490,998	39.68

Details of stock options outstanding as of March 31, 2017 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Vested or expected to vest	4,490,998	$39.68	7.0	$91
Exercisable	3,062,860	$33.81	6.0	$80
The total intrinsic value of stock options exercised during both the three months ended March 31, 2017 and 2016 were $3 million. As of March 31, 2017, there were $13 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.1 years as the stock options vest.
We use the Black-Scholes option pricing model for purposes of valuing stock option awards. During the three months ended March 31, 2017 and 2016, we used the weighted-average assumptions in the table below to compute the value of all options for shares of common stock granted to employees:

	Three Months Ended March 31,
Assumptions:	2017	2016
Risk-free interest rate	1.84%	1.51%
Expected life in years	5.0	5.0
Expected volatility	21%	24%
Expected dividend yield	1.40%	1.36%
Estimated weighted-average fair value of options granted per share	$10.49	$9.88
The risk-free interest rate is based on the zero-coupon U.S. Treasury yield curve in effect at the time of grant. The expected life computation is derived from historical exercise patterns and anticipated future patterns. Expected volatilities are based on historical volatility of our stock.
Restricted Stock Plans
In January 2017, we reserved a maximum of 1,534,218 restricted shares for potential issuance as performance-based restricted shares to certain of our employees. The number of shares that will ultimately be granted under this award will be based on our actual financial performance as compared to financial performance targets set by our board of directors and compensation committee for the year ending December 31, 2017, as well as our 2017 total shareholder return as compared to that of the S&P 500 Index. The maximum compensation expense to be recognized under these performance-based restricted shares is $85 million if the maximum financial performance target is met and all 1,534,218 shares vest. The compensation expense to be recognized under these performance-based restricted shares will be $42 million if the target financial performance is met, which would result in 767,109 shares vesting. We will recognize expense on an accelerated basis over the three-year vesting period based on our quarterly assessment of the probable 2017 actual financial performance as compared to the 2017 financial performance targets. As of March 31, 2017, we determined that it is probable that the financial performance level will be at target for 2017. Based on this assessment, we recorded non-cash compensation expense of $5 million for the three months ended March 31, 2017 related to these shares and the remaining $37 million in non-cash compensation expense will be recorded on an accelerated basis over the remaining vesting period, including $19 million of which will be recorded over the remainder of 2017.
The following is a summary of the non-vested restricted shares for the three months ended March 31, 2017:

	Number of Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share
Non-vested at December 31, 2016	6,435,871	$45.33
Granted	2,971,902	56.97
Vested	(3,023,025)	44.25
Forfeited	(86,044)	50.40
Non-vested at March 31, 2017	6,298,704	51.81
Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance-based shares have been presented to reflect the actual shares to be issued based on the achievement of past performance targets. Non-vested performance-based restricted shares granted are presented in the table above at the target number of restricted shares that would vest if the maximum performance targets are met. As of March 31, 2017, there were $235 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted-average period of 2.0 years as the restricted stock vests. These unrecognized compensation costs assume that a target performance level will be met on the performance-based restricted shares granted in January 2017. During the three months ended March 31, 2017 and 2016, the total fair value of restricted stock vested under all restricted stock plans was $175 million and $103 million, respectively.
Stock Repurchase Program
In August 2016, our board of directors approved an aggregate of $1.0 billion for future repurchases of our common stock with no fixed expiration date, subject to applicable laws and regulations. The shares repurchased are held in treasury stock. As of March 31, 2017, the remaining board authorization permits repurchases of up to $721 million of our common stock. We expect funding for any share repurchases to come from our operating cash flow or borrowings under our debt facilities or commercial paper program. Repurchases may be made from time to time on the open market, through established trading plans, in privately-negotiated transactions or otherwise, in accordance with all applicable securities laws, rules and regulations. We have entered into a Rule 10b5-1 trading plan, as authorized by our board of directors, to govern some or all of the repurchases of our shares of common stock, and we began to repurchase shares in October 2016. We may discontinue the stock repurchases at any time and may amend or terminate the Rule 10b5-1 trading plan at any time. The approval of our board of directors for the share repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our board of directors may increase or decrease the amount of capacity we have for repurchases from time to time.
During the three months ended March 31, 2017, we repurchased 3,911,026 shares of our outstanding common stock at a cost of $229 million. These repurchases were completed on the open market and under our 10b5-1 trading plan. The timing and extent of future repurchases that are not made pursuant to a Rule 10b5-1 trading plan will be at our discretion and will depend upon many conditions. Our management periodically reviews whether or not to be active in repurchasing our stock. In making a determination regarding any stock repurchases, we consider multiple factors. The factors may include: overall stock market conditions, our common stock price movements, the remaining amount authorized for repurchases by our board of directors, the potential impact of a stock repurchase program on our corporate debt ratings, our expected free cash flow and working capital needs, our current and future planned strategic growth initiatives, and other potential uses of our cash and capital resources.
Dividends
During the three months ended March 31, 2017 and 2016, we paid cash dividends per share of $0.20 and $0.17, respectively, for an aggregate payout of $120 million and $102 million, respectively. The declaration of dividends is subject to the discretion of our board of directors, and may be affected by various factors, including our future earnings, financial condition, capital requirements, levels of indebtedness, credit ratings and other considerations our board of directors deem relevant. Our board of directors has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be determined quarterly by the board or audit committee of the board of directors taking into account such factors as our evolving business model, prevailing business conditions and our financial results and capital requirements, without a predetermined annual net income payout ratio.

8.	Income Taxes
Our effective tax rate was 30% for both the three months ended March 31, 2017 and 2016. The effective tax rates for the three months ended March 31, 2017 and 2016 were lower than the federal statutory rate primarily due to favorable foreign income tax rate differentials, partially offset by state income taxes. Favorable foreign income tax rate differentials result primarily from lower income tax rates in the U.K. and various other lower tax jurisdictions as compared to the income tax rates in the U.S.
Our non-U.S. subsidiaries had $4.0 billion in cumulative undistributed earnings as of March 31, 2017. This amount represents the post-income tax earnings under U.S. GAAP adjusted for previously taxed income. The earnings from our non-U.S. subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability is not practicable. Any future distribution by way of dividend of these non-U.S. earnings may subject us to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to various non-U.S. countries.

9.	Clearing Organizations
We operate regulated central counterparty clearing houses for the settlement and clearance of derivative contracts. The clearing houses include ICE Clear Europe, ICE Clear Credit, ICE Clear US, ICE Clear Canada, ICE Clear Netherlands and ICE Clear Singapore (referred to herein collectively as the “ICE Clearing Houses”).

•
ICE Clear Europe performs the clearing and settlement for all futures and options contracts traded through ICE Futures Europe and ICE Endex, for energy futures and options contracts trading through ICE Futures U.S., and for CDS contracts submitted for clearing in Europe.

•	ICE Clear Credit performs the clearing and settlement for CDS contracts submitted for clearing in North America.

•	ICE Clear US performs the clearing and settlement of agricultural, metals, currencies and financial futures and options contracts traded through ICE Futures U.S.

•	ICE Clear Canada performs the clearing and settlement for all futures and options contracts traded through ICE Futures Canada.

•	ICE Clear Netherlands offers clearing for The Order Machine, a multi-lateral trading facility for equity options.

•	ICE Clear Singapore performs the clearing and settlement for all futures and options contracts traded through ICE Futures Singapore.
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
The ICE Clearing Houses seek to reduce their exposure through a risk management program that includes initial and ongoing financial standards for clearing member admission and continued membership, original and variation margin requirements, and mandatory deposits to the guaranty fund. The amounts that the clearing members are required to maintain in the original margin and guaranty fund accounts are determined by standardized parameters established by the risk management departments and reviewed by the risk committees and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time. As of March 31, 2017 and December 31, 2016, the ICE Clearing Houses have received or have been pledged $97.7 billion and $95.7 billion, respectively, in cash and non-cash collateral in original margin and guaranty fund deposits to cover price movements of underlying contracts for both periods. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations up to the limits established under the respective rules of each ICE Clearing House.
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
We have contributed $150 million, $50 million and $50 million in cash to the ICE Clear Europe, ICE Clear Credit and ICE Clear US guaranty funds, respectively, as of March 31, 2017, and such amounts are at risk and could be used in the event of a clearing member default where the amount of the defaulting clearing member’s original margin and guaranty fund deposits are insufficient. We have also contributed $3 million in cash in total to the ICE Clear Canada, ICE Clear Netherlands and ICE Clear Singapore guaranty funds. The $253 million combined contributions to the guaranty funds as of March 31, 2017 and December 31, 2016 are included in long-term restricted cash in the accompanying consolidated balance sheets.
As of March 31, 2017, our cash margin deposits and guaranty fund are as follows for the ICE Clearing Houses (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear US	Other ICE Clearing Houses	Total
Original margin	$22,597	$19,504	$4,933	$124	$47,158
Guaranty fund	2,643	2,170	328	55	5,196
Total	$25,240	$21,674	$5,261	$179	$52,354
As of December 31, 2016, our cash margin deposits and guaranty fund are as follows for the ICE Clearing Houses (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear US	Other ICE Clearing Houses	Total
Original margin	$27,046	$16,833	$6,184	$107	$50,170
Guaranty fund	2,444	2,135	316	85	4,980
Total	$29,490	$18,968	$6,500	$192	$55,150
We have recorded these cash deposits in the accompanying consolidated balance sheets as current assets with corresponding current liabilities to the clearing members of the relevant ICE Clearing House. All cash and securities are available only to meet the financial obligations of that clearing member to the relevant ICE Clearing House. ICE Clear Europe, ICE Clear Credit, ICE Clear US, ICE Clear Canada, ICE Clear Netherlands and ICE Clear Singapore are separate legal entities and are not subject to the liabilities of the other ICE Clearing Houses or the obligations of the members of the other ICE Clearing Houses. The amount of these cash deposits may fluctuate due to the types of margin collateral choices available to clearing members and the change in the amount of deposits required. As a result, these assets and corresponding liabilities may vary significantly over time.
Of the cash held by the ICE Clearing Houses, as of March 31, 2017, $31.9 billion is secured in reverse repurchase agreements with primarily overnight maturities or direct investment in government securities. ICE Clear Credit, a systemically important financial market utility as designated by the Financial Stability Oversight Council, held $17.3 billion of its U.S. dollar cash in the guaranty fund and in original margin in cash accounts at the Federal Reserve Bank of Chicago as of March 31, 2017. The remaining cash deposits at the ICE Clearing Houses are held in demand deposit accounts at large, highly rated financial institutions and directly in U.S. Treasury securities with original maturities of less than 12 months. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments and repurchase agreements.
In addition to the cash deposits for original margin and the guaranty fund, the ICE Clearing Houses have also received other assets from clearing members, which include government obligations, and may include other non-cash collateral such as certain agency and corporate debt or gold to mitigate credit risk. These assets are not reflected in the accompanying consolidated balance sheets as the risks and rewards of these assets remain with the clearing members unless the ICE Clearing Houses have sold or re-pledged the assets or in the event of a clearing member default, where the clearing member is no longer entitled to redeem the assets. Any income, gain or loss accrues to the clearing member. For certain non-cash deposits, the ICE Clearing Houses may impose discount or “haircut” rates to ensure adequate collateral levels to account for fluctuations in the market value of these deposits. As of March 31, 2017 and December 31, 2016, the assets pledged by the clearing members as original margin and guaranty fund deposits for each of the ICE Clearing Houses are detailed below (in millions):

	As of March 31, 2017				As of December 31, 2016
	ICE Clear Europe	ICE Clear Credit	ICE Clear US	Other ICE Clearing Houses	ICE Clear Europe	ICE Clear Credit	ICE Clear US	Other ICE Clearing Houses
Original margin:
Government securities at face value	$26,671	$5,028	$12,735	$20	$22,961	$6,013	$10,542	$37
Other	—	—	—	373	—	—	—	368
Total	$26,671	$5,028	$12,735	$393	$22,961	$6,013	$10,542	$405
Guaranty fund:
Government securities at face value	$249	$90	$152	$39	$217	$178	$147	$40

10.	Fair Value Measurements

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
Financial assets and liabilities recorded in the accompanying consolidated balance sheets as of March 31, 2017 and December 31, 2016 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. Financial instruments measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 are as follows (in millions):

	As of March 31, 2017			As of December 31, 2016
	Level 1	Level 2 and 3	Total	Level 1	Level 2 and 3	Total
Assets at fair value:
Long-term investment in equity securities	$—	$—	$—	$432	$—	$432
U.S. Treasury securities	532	—	532	500	—	500
Mutual Funds	21	—	21	23	—	23
Total assets at fair value	$553	$—	$553	$955	$—	$955
As of March 31, 2017, the fair value of our $1.24 billion 2020 Senior Notes was $1.27 billion, the fair value of our $1.24 billion 2025 Senior Notes was $1.29 billion, the fair value of our $851 million NYSE Notes was $851 million, the fair value of our $791 million 2023 Senior Notes was $832 million, and the fair value of our $598 million 2018 Senior Notes was $607 million. The fair values of these fixed rate notes were estimated using quoted market prices for these instruments. The fair value of our commercial paper approximates the carrying value since the rates of interest on this short-term debt approximate market rates as of March 31, 2017. All other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.
Until March 29, 2017, we held a 12% ownership interest in Cetip, S.A., or Cetip, which we classified as an available-for-sale long-term investment. Cetip was recorded at its fair value using its quoted market price. Changes in the fair value of available-for-sale securities are reflected in accumulated other comprehensive income, and include the effects of both stock price and foreign currency translation fluctuations. The unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. Realized gains and losses, and declines in value deemed to be other-than-temporary, are recognized in earnings.
We acquired the common stock of Cetip for an aggregate consideration of $514 million in cash in July 2011. During the year ended December 31, 2013, we recognized an impairment loss on our Cetip investment of $190 million, primarily due to unfavorable foreign exchange rate changes, which was equal to the difference between the $324 million fair value as of December 31, 2013 and the original investment cost of $514 million. The $324 million fair value of the Cetip investment as of December 31, 2013 became our new cost basis. The long-term investment in equity securities as of December 31, 2016 represents our investment in Cetip, which was valued at $432 million, including a $108 million accumulated unrealized gain.
On March 29, 2017, Cetip and BM&FBOVESPA S.A. finalized a merger agreement. BM&FBOVESPA S.A., which changed its name to B3 S.A. - Brasil, Bolsa, Balcao, or B3, following the merger with Cetip, is a stock exchange and leading operator of registration, clearing, custodial and settlement services for equities, financial securities, indices, rates, commodities and currencies and is located in São Paulo, Brazil. The merger valued our Cetip investment at $500 million. We received the proceeds in cash and in B3 common stock.
The cash component was valued at $319 million, which was subject to Brazilian capital gains tax of $28 million that was remitted to the Brazilian tax authorities in March 2017. The net amount of $291 million is presented in the accompanying consolidated balance sheet as of March 31, 2017 as a receivable in prepaid expenses and other current assets. We ultimately received net cash proceeds in April 2017 of $286 million, which is net of a foreign exchange loss of $5 million that was incurred in April 2017.

We received 29,623,756 B3 common shares valued at their quoted market price of $181 million, which also is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of March 31, 2017. A deferred capital gain tax of $26 million related to the B3 shares is presented as a non-current deferred tax liability as of March 31, 2017. In April 2017, we sold the B3 common shares for net proceeds of $152 million, which is net of the amounts remitted for the Brazilian capital gains tax and further transaction expenses of $3 million that were incurred in April 2017.
The $500 million fair value of our investment in Cetip included an accumulated unrealized gain of $176 million, based on the $324 million cost basis. In connection with the sale of our equity investment in Cetip, the $176 million accumulated unrealized gain was reclassified out of accumulated other comprehensive income and was recognized in other income as a realized investment gain in the accompanying consolidated statement of income for the three months ended March 31, 2017. We plan to use the $438 million in net cash and stock proceeds received from the merger and sale of B3 shares in April 2017 to pay down amounts outstanding under our Commercial Paper Program and for share repurchases.
As of March 31, 2017, we were holding $532 million in U.S. Treasury securities. Of these securities, $382 million were recorded as short-term restricted cash and investments and $150 million were recorded as long-term restricted cash and investments in the accompanying consolidated balance sheet as of March 31, 2017. We account for the U.S. Treasury securities held using the available-for-sale method.
Mutual funds represent equity and fixed income mutual funds held for the purpose of providing future payments for the supplemental executive savings plan and the supplemental executive retirement plan and are classified as available-for-sale securities.
We did not use Level 2 and 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of March 31, 2017 or December 31, 2016. We measure certain assets, such as intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of March 31, 2017 and December 31, 2016, none of these assets were required to be recorded at fair value since none of these assets were deemed impaired.

11.	Condensed Consolidating Financial Statements (Unaudited)

In connection with our acquisition of NYSE, Intercontinental Exchange, Inc., or ICE, and NYSE Holdings LLC, or NYSE Holdings, established various guarantees to protect against structural subordination of each entity’s existing indebtedness. NYSE Holdings is our 100% owned subsidiary and fully and unconditionally guarantees, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of our senior notes. Similarly, ICE fully and unconditionally guarantees, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of the NYSE Notes. The guarantees will remain in place until the NYSE Notes mature in October 2017.

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

Intercontinental Exchange, Inc.
Condensed Consolidating Balance Sheets
As of March 31, 2017
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$3	$—	$357	$—	$360
Intercompany receivable	2,211	—	—	(2,211)	—
Margin deposits and guaranty funds	—	—	52,354	—	52,354
Notes receivable from affiliate, current	—	281	33	(314)	—
Other current assets	—	—	2,359	—	2,359
Total current assets	2,214	281	55,103	(2,525)	55,073
Property and equipment, net	—	—	1,132	—	1,132
Other non-current assets:
Goodwill and other intangible assets, net	—	—	22,658	—	22,658
Investment in subsidiaries	23,761	13,571	—	(37,332)	—
Notes receivable from affiliate, non-current	620	6,318	7,098	(14,036)	—
Other non-current assets	102	10	488	—	600
Total other non-current assets	24,483	19,899	30,244	(51,368)	23,258
Total assets	$26,697	$20,180	$86,479	$(53,893)	$79,463

Current liabilities:
Short-term debt	$1,525	$851	$—	$—	$2,376
Margin deposits and guaranty funds	—	—	52,354	—	52,354
Intercompany payable	—	1,864	347	(2,211)	—
Notes payable to affiliates, current	283	31	—	(314)	—
Other current liabilities	64	—	1,212	—	1,276
Total current liabilities	1,872	2,746	53,913	(2,525)	56,006
Non-current liabilities:
Long-term debt	3,872	—	—	—	3,872
Notes payable to affiliates, non-current	5,194	1,903	6,939	(14,036)	—
Other non-current liabilities	4	—	3,757	—	3,761
Total non-current liabilities	9,070	1,903	10,696	(14,036)	7,633
Total liabilities	10,942	4,649	64,609	(16,561)	63,639
Redeemable non-controlling interest	—	—	37	—	37

Equity:
Total shareholders’ equity	15,755	15,531	21,801	(37,332)	15,755
Non-controlling interest in consolidated subsidiaries	—	—	32	—	32
Total equity	15,755	15,531	21,833	(37,332)	15,787
Total liabilities and equity	$26,697	$20,180	$86,479	$(53,893)	$79,463

Intercontinental Exchange, Inc.
Condensed Consolidating Balance Sheets
As of December 31, 2016
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$1	$—	$406	$—	$407
Intercompany receivable	2,340	—	—	(2,340)	—
Margin deposits and guaranty funds	—	—	55,150	—	55,150
Note receivable from affiliate, current	—	281	23	(304)	—
Other current assets	—	—	1,576	—	1,576
Total current assets	2,341	281	57,155	(2,644)	57,133
Property and equipment, net	—	—	1,129	—	1,129
Other non-current assets:
Goodwill and other intangible assets, net	—	—	22,711	—	22,711
Investment in subsidiaries	23,266	13,238	—	(36,504)	—
Note receivable from affiliate, non-current	620	5,958	6,373	(12,951)	—
Other non-current assets	100	11	919	—	1,030
Total other non-current assets	23,986	19,207	30,003	(49,455)	23,741
Total assets	$26,327	$19,488	$88,287	$(52,099)	$82,003

Current liabilities:
Short-term debt	$1,642	$851	$—	$—	$2,493
Margin deposits and guaranty funds	—	—	55,150	—	55,150
Intercompany payable	—	1,935	405	(2,340)	—
Notes payable to affiliates, current	281	23	—	(304)	—
Other current liabilities	31	—	943	—	974
Total current liabilities	1,954	2,809	56,498	(2,644)	58,617
Non-current liabilities:
Long-term debt	3,871	—	—	—	3,871
Notes payable to affiliates, non-current	4,781	1,592	6,578	(12,951)	—
Other non-current liabilities	4	—	3,721	—	3,725
Total non-current liabilities	8,656	1,592	10,299	(12,951)	7,596
Total liabilities	10,610	4,401	66,797	(15,595)	66,213
Redeemable non-controlling interest	—	—	36	—	36

Equity:
Total shareholders’ equity	15,717	15,087	21,417	(36,504)	15,717
Non-controlling interest in consolidated subsidiaries	—	—	37	—	37
Total equity	15,717	15,087	21,454	(36,504)	15,754
Total liabilities and equity	$26,327	$19,488	$88,287	$(52,099)	$82,003

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Three Months Ended March 31, 2017
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing, net	$—	$—	$798	$—	$798
Data services	—	—	520	—	520
Listings and other revenues	—	—	151	—	151
Revenues	—	—	1,469	—	1,469
Transaction-based expenses	—	—	305	—	305
Revenues, less transaction-based expenses	—	—	1,164	—	1,164
Operating expenses:
Compensation and benefits	1	—	244	—	245
Acquisition-related transaction and integration costs	—	—	14	—	14
Technology and communication	—	—	98	—	98
Selling, general, administrative and other	—	—	91	—	91
Depreciation and amortization	—	—	134	—	134
Operating expenses	1	—	581	—	582
Operating income (loss)	(1)	—	583	—	582
Intercompany interest on loans	(10)	18	(8)	—	—
Other income (expense), net	(37)	(4)	182	—	141
Total other income (expense), net	(47)	14	174	—	141
Income (loss) before income taxes	(48)	14	757	—	723
Income tax expense	—	—	213	—	213
Equity earnings from subsidiaries	550	430	—	(980)	—
Net income	$502	$444	$544	$(980)	$510
Net income attributable to non-controlling interest	—	—	(8)	—	(8)
Net income attributable to ICE	$502	$444	$536	$(980)	$502

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Comprehensive Income
Three Months Ended March 31, 2017
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income	$502	$444	$544	$(980)	$510
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	25	—	25
Change in fair value of available-for-sale-securities	—	—	68	—	68
Reclassification of realized gain on available-for-sale investment to other income	—	—	(176)	—	(176)
Other comprehensive loss	—	—	(83)	—	(83)
Comprehensive loss of subsidiaries	(83)	(87)	—	170	—
Comprehensive income	419	357	461	(810)	427
Comprehensive income attributable to non-controlling interests	—	—	(8)	—	(8)
Comprehensive income attributable to ICE	$419	$357	$453	$(810)	$419

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Three Months Ended March 31, 2016
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing, net	$—	$—	$929	$—	$929
Data services	—	—	477	—	477
Listings and other revenues	—	—	148	—	148
Revenues	—	—	1,554	—	1,554
Transaction-based expenses	—	—	400	—	400
Revenues, less transaction-based expenses	—	—	1,154	—	1,154
Operating expenses:
Compensation and benefits	—	—	236	—	236
Acquisition-related transaction and integration costs	—	—	27	—	27
Technology and communication	—	—	92	—	92
Selling, general, administrative and other	—	—	72	—	72
Depreciation and amortization	—	—	143	—	143
Operating expenses	—	—	570	—	570
Operating income	—	—	584	—	584
Intercompany interest on loans	(4)	8	(4)	—	—
Other income (expense), net	(41)	(4)	1	—	(44)
Total other income (expense), net	(45)	4	(3)	—	(44)
Income (loss) before income taxes	(45)	4	581	—	540
Income tax expense	—	—	163	—	163
Equity earnings from subsidiaries	414	113	—	(527)	—
Net income	$369	$117	$418	$(527)	$377
Net income attributable to non-controlling interest	—	—	(8)	—	(8)
Net income attributable to ICE	$369	$117	$410	$(527)	$369

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

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2017
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net cash provided by (used in) operating activities	$(2)	$112	$509	$(8)	$611
Investing activities:
Cash received for divestiture (net of cash paid for acquisition)	—	—	22	—	22
Loans to subsidiaries	129	(360)	(735)	966	—
Capital expenditures and capitalized software development costs	—	—	(66)	—	(66)
Increase in restricted cash and investments	—	—	(64)	—	(64)
Net cash provided by (used in) investing activities	129	(360)	(843)	966	(108)
Financing activities:
Repayments of commercial paper, net	(117)	—	—	—	(117)
Intercompany borrowing	415	248	303	(966)	—
Dividends to shareholders	(120)	—	—	—	(120)
Intercompany dividends	—	—	(8)	8	—
Repurchases of common stock	(229)	—	—	—	(229)
Other financing activities	(74)	—	(11)	—	(85)
Net cash provided by (used in) financing activities	(125)	248	284	(958)	(551)
Effect of exchange rates on cash and cash equivalents	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	2	—	(49)	—	(47)
Cash and cash equivalents, beginning of period	1	—	406	—	407
Cash and cash equivalents, end of period	$3	$—	$357	$—	$360

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2016
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net cash provided by (used in) operating activities	$(15)	$24	$609	$(21)	$597
Investing activities:
Loans to subsidiaries	131	70	(627)	426	—
Capital expenditures and capitalized software development costs	—	—	(56)	—	(56)
Increase in restricted cash and investments	—	—	(3)	—	(3)
Net cash provided by (used in) investing activities	131	70	(686)	426	(59)
Financing activities:
Repayments of commercial paper, net	(543)	—	—	—	(543)
Intercompany borrowing	573	(94)	(53)	(426)	—
Dividends to shareholders	(102)	—	—	—	(102)
Intercompany dividends	—	—	(21)	21	—
Other financing activities	(44)	—	(8)	—	(52)
Net cash used in financing activities	(116)	(94)	(82)	(405)	(697)
Net decrease in cash and cash equivalents	—	—	(159)	—	(159)
Cash and cash equivalents, beginning of period	1	—	626	—	627
Cash and cash equivalents, end of period	$1	$—	$467	$—	$468

12.	Segment Reporting

We operate as two business segments: our Trading and Clearing segment and our Data and Listings segment. This presentation is reflective of how our chief operating decision maker reviews and operates our business. Our Trading and Clearing segment comprises our transaction-based execution and clearing businesses. Our Data and Listings segment comprises our subscription-based data services and securities listings businesses. Our chief operating decision maker does not review total assets, intersegment revenues/expenses or statements of income below operating income by segments; therefore, such information is not presented below. Financial data for our business segments is as follows for the three months ended March 31, 2017 and 2016 (in millions):

	Trading and Clearing Segment	Data and Listings Segment	Consolidated
Three Months Ended March 31, 2017:
Revenues, less transaction-based expenses	$538	$626	$1,164
Operating expenses	216	366	582
Operating income	322	260	582
Three Months Ended March 31, 2016:
Revenues, less transaction-based expenses	$574	$580	$1,154
Operating expenses	213	357	570
Operating income	361	223	584

Revenue from one clearing member of the Trading and Clearing segment comprised 10% of our Trading and Clearing revenues for the three months ended March 31, 2017. Clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, we believe that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional customers or clearing members accounted for more than 10% of our segment revenues or consolidated revenues for the three months ended March 31, 2017 and 2016.

13.	Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended March 31, 2017 and 2016 (in millions, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Basic:
Net income attributable to Intercontinental Exchange, Inc.	$502	$369
Weighted average common shares outstanding	594	595
Basic earnings per common share	$0.84	$0.62
Diluted:
Weighted average common shares outstanding	594	595
Effect of dilutive securities - stock options and restricted shares	5	3
Diluted weighted average common shares outstanding	599	598
Diluted earnings per common share	$0.84	$0.62
Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. During the three months ended March 31, 2017 and 2016, 586,866 and 650,545 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share since the inclusion would have had an antidilutive effect because the outstanding stock option exercise prices were greater than the average market price of the common shares during the relevant periods. Certain figures in the table above may not recalculate due to rounding.

14.	Subsequent Events
We have evaluated subsequent events and determined that no events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements except those events disclosed in Note 10.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q, including the sections entitled “Notes to Consolidated Financial Statements”, “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be forward-looking statements. Any forward looking statements are based on our present beliefs and assumptions as well as the information currently available to us. Forward-looking statements may be introduced by or contain terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the antonyms of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance, cash flows, financial position or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth in Item 1(A) under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, or our 2016 Form 10-K, as filed with the SEC on February 7, 2017.
Forward-looking statements and other risks and factors that may affect our performance include, but are not limited to: conditions in global financial markets and domestic and international economic, political and social conditions; the impact of the introduction of or any changes in laws, regulations, rules or government policy with respect to financial markets, increased regulatory scrutiny or enforcement actions and our ability to comply with these requirements; volatility in commodity prices, equity prices, and price volatility of financial benchmarks and instruments such as interest rates, credit spreads, equity indices and foreign exchange rates; the business environment in which we operate and trends in our industry, including trading volumes, clearing, data services, fees, changing regulations, competition and consolidation; the success of our clearing houses and our ability to minimize the risks associated with operating clearing houses in multiple jurisdictions; the success of our equity exchanges and the exchanges’ compliance with their regulatory and oversight responsibilities; the resilience of our electronic platforms and soundness of our business continuity and disaster recovery plans; continued high renewal rates of subscription-based data revenues; our ability to identify and effectively pursue, implement and integrate acquisitions and strategic alliances; our ability to complete and realize the synergies and benefits of our acquisitions within the expected time frame, and to integrate acquired operations with our business; our ability to effectively maintain our growth; the performance and reliability of our other technologies and those of third party service providers, including our ability to keep pace with technological developments and ensure that the technology we utilize is not vulnerable to security risks or other disruptive events; our ability to identify trends and adjust our business to benefit from such trends; the accuracy of our cost and other financial estimates and our belief that cash flows from operations will be sufficient to service our debt and fund our operational and capital expenditure needs; our ability to maintain existing market participants and data customers, and attract new ones, and to offer additional products and services, leverage our risk management capabilities and enhance our technology in a timely and cost-effective fashion; our ability to attract and retain key talent; our ability to protect our intellectual property rights and to operate our business without violating the intellectual property rights of others; and potential adverse results of threatened or pending litigation and regulatory actions and proceedings.
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
Overview
We are a leading global operator of regulated exchanges, clearing houses and listings venues, and a provider of data services for commodity and financial markets. We operate regulated marketplaces for trading, listing and clearing a broad array of derivatives contracts and securities across major asset classes, including energy and agricultural commodities, interest rates, equities, equity derivatives, exchange traded funds, credit derivatives, bonds and currencies. We offer end-to-end market data services to support the trading, investment and risk management needs of customers across virtually all asset classes.
Our exchanges include futures exchanges in the U.S., U.K., Continental Europe, Canada and Singapore, and cash equities, equity options and bond exchanges in the U.S. We also operate OTC markets for physical energy and CDS trade execution. To serve global derivatives markets, we operate central counterparty clearing houses in the U.S., U.K., Continental Europe, Canada and Singapore. We offer a range of data services for global financial and commodity markets, including pricing and reference data, exchange data, analytics, feeds, desktop and connectivity solutions. Through our markets, clearing houses, listings and market data services, we provide end-to-end solutions for our customers through liquid markets, benchmark products, access to capital markets, and related services to support their ability to manage risk and raise capital. Our business is currently conducted as two reportable business segments, our Trading and Clearing segment and our Data and Listings segment, and the majority of our identifiable assets are located in the U.S. and U.K.
Recent Developments
National Stock Exchange Acquisition
On January 31, 2017, we acquired 100% of National Stock Exchange, Inc., now named NYSE National. The acquisition gives the NYSE Group a fourth U.S. exchange license. NYSE National is distinct from NYSE Group’s three listings exchanges because NYSE National will only be a trading venue and will not be a listings market. NYSE Group’s three listings exchanges, NYSE, NYSE MKT and NYSE Arca, have unique market models designed for corporate and ETF issuers. Upon closing the transaction, NYSE National ceased operations on February 1, 2017. We will engage with NYSE National members, buy-side participants and retail brokerage firms before finalizing operational plans for NYSE National’s re-launch, which is expected to occur in 2017.
Cetip Investment Gain
Until March 29, 2017, we held a 12% ownership interest in Cetip, S.A., or Cetip, which we classified as an available-for-sale long-term investment. On March 29, 2017, Cetip and BM&FBOVESPA S.A. finalized a merger agreement. BM&FBOVESPA S.A., which changed its name to B3 S.A. - Brasil, Bolsa, Balcao, or B3, following the merger with Cetip, is a stock exchange and leading operator of registration, clearing, custodial and settlement services for equities, financial securities, indices, rates, commodities and currencies and is located in São Paulo, Brazil. The merger valued our Cetip investment at $500 million. We received the proceeds in cash and in B3 common stock.
The cash component was valued at $319 million, which was subject to Brazilian capital gains tax of $28 million that was remitted to the Brazilian tax authorities in March 2017. The net amount of $291 million is presented in the consolidated balance sheet as of March 31, 2017 as a receivable in prepaid expenses and other current assets. We ultimately received net cash proceeds in April 2017 of $286 million, which is net of a foreign exchange loss of $5 million that was incurred in April 2017.
We received 29,623,756 B3 common shares valued at their quoted market price of $181 million, which also is included in prepaid expenses and other current assets in the consolidated balance sheet as of March 31, 2017. A deferred capital gain tax of $26 million related to the B3 shares is presented as a non-current deferred tax liability as of March 31, 2017. In April 2017, we sold the B3 common shares for net proceeds of $152 million, which is net of the amounts remitted for the Brazilian capital gains tax and further transaction expenses of $3 million that were incurred in April 2017.
The $500 million fair value of our investment in Cetip included an accumulated unrealized gain of $176 million, based on the $324 million cost basis. In connection with the sale of our equity investment in Cetip, the $176 million accumulated unrealized gain was reclassified out of accumulated other comprehensive income and was recognized in other income as a realized investment gain in the consolidated statement of income for the three months ended March 31, 2017. We plan to use the $438 million in net cash and stock proceeds received from the merger and sale of B3 shares in April 2017 to pay down amounts outstanding under our Commercial Paper Program and for share repurchases.
Refer to note 10 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report, for more information on the Cetip investment gain.
Trayport Acquisition and Potential Divestiture
On December 11, 2015, we acquired 100% of Trayport in a stock transaction. The total purchase price was $620 million, comprised of 12.6 million shares of our common stock. Trayport is a software company that licenses its technology to serve exchanges, OTC brokers and traders to facilitate electronic and hybrid trade execution primarily in the energy markets. The acquisition enables us to provide new technology and software-related services to our energy customers.
The U.K. Competition and Markets Authority, or the CMA, undertook a review of our acquisition of Trayport under the merger control laws of the U.K. In October 2016, the CMA issued its findings and ordered a divestment of Trayport to remedy what the CMA indicated it believed to be a substantial lessening of competition in the supply of trade execution services and trade clearing services to energy traders in the European Economic Area. In November 2016, we filed an appeal with the Competition Appeal Tribunal, or the CAT, to challenge the CMA’s decision. In March 2017, the CAT upheld the CMA decision that we should divest Trayport. Following careful consideration of the CAT’s judgment, we are seeking to appeal the CAT’s decision at the U.K. Court of Appeals. If we are allowed to appeal to the U.K. Court of Appeals and if our appeal is successful, the matter will be remanded for additional review. If our appeal is not allowed or not successful, we will be obligated to sell Trayport. There is no certainty of the price we could receive if a sale were required. The timing of a final decision is uncertain at this time. Until a final determination is made as to whether we are permitted to retain Trayport, we will not integrate Trayport into our existing business operations.
The functional currency of Trayport is the pound sterling, as this is the currency in which Trayport operates. The $620 million in Trayport net assets were recorded on our December 11, 2015 opening balance sheet at a pound sterling/U.S. dollar exchange rate of 1.5218 (£407 million). Because our consolidated financial statements are presented in U.S. dollars, we must translate the Trayport net assets into U.S. dollars at the exchange rates in effect at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against the pound sterling will affect the value of the Trayport balance sheet, with gains or losses included in the cumulative translation adjustment account, a component of equity. As of the result of the decrease in the pounds sterling/U.S. dollar exchange rate to 1.2552 as of March 31, 2017, the portion of our equity attributable to the Trayport net assets in accumulated other comprehensive loss from foreign currency translation was $108 million as of March 31, 2017. If we are required to sell Trayport, we would include the accumulated translation adjustment when computing the gain or loss from the sale.
Interactive Data Managed Solutions Divestiture
On March 31, 2017, we sold Interactive Data Managed Solutions, or IDMS, a unit of Interactive Data, to FactSet. There was no gain or loss recognized on the sale of IDMS. IDMS is a managed solutions and portal provider for the global wealth management industry.
Regulation
Our markets are primarily subject to the jurisdiction of regulatory agencies in the U.S., U.K., Canada, Singapore and the European Union. Global policy makers have undertaken reviews of their existing legal framework governing financial markets in connection with regulatory reform, and have either passed new laws and regulations, or are in the process of debating and/or enacting new laws and regulations that apply to our business and to our customers’ businesses. Legislative and regulatory actions may impact the way in which we or our customers conduct business and may create uncertainty, which could affect trading volumes or demand for market data. As discussed in Item 1 “Business - Regulation” included in our 2016 Form 10-K, the implementation of Markets in Financial Instruments Directives II, or MiFID II, and its counterpart the European Market Infrastructure Regulation, or EMIR, may result in operational, regulatory and/or business risk.
Most of the specific regulations which support the MiFID II framework have now been approved by the European Parliament and European Council. The European Securities and Markets Authority, or ESMA, and the national regulatory authorities are continuing to work on detailed aspects of the framework which are relevant to the markets operated by ICE Futures Europe and ICE Endex, including position limits and the determination of pre-trade and post-trade price transparency parameters for financial instruments.
In March 2017, the U.K. officially triggered Article 50 and notified the European Council of its intention to leave the European Union. The triggering of Article 50 begins the process of withdrawal from the European Union, which will last two years unless extended by the unanimous decision of member states. We are monitoring the impact to our business of the U.K. leaving the European Union. The impact to our business and corresponding regulatory changes are uncertain at this time, and may not be known in the near future.
Financial Highlights
The following charts and table summarize our results and significant changes in our consolidated financial performance for the periods presented (dollars in millions, except per share amounts):

	Three Months Ended March 31,
	2017	2016	Change
Total revenues, less transaction-based expenses	$1,164	$1,154	1%
Total operating expenses	$582	$570	2%
Adjusted total operating expenses(1)	$495	$476	4%
Operating income	$582	$584	—%
Adjusted operating income(1)	$669	$678	(1)%
Operating margin	50%	51%	(1 pt)
Adjusted operating margin(1)	57%	59%	(2 pts)
Other income (expense), net	$141	(44)	n/a
Income tax expense	$213	$163	31%
Effective tax rate	30%	30%	—
Net income attributable to ICE	$502	$369	36%
Adjusted net income attributable to ICE(1)	$441	$441	—%
Diluted earnings per share attributable to ICE common shareholders	$0.84	$0.62	35%
Adjusted diluted earnings per share attributable to ICE common shareholders(1)	$0.74	$0.74	—%
Cash flows from operating activities	$611	$597	2%

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

•
Revenues, less transaction-based expenses, increased $10 million for the three months ended March 31, 2017 from the comparable period in 2016. See “- Trading and Clearing Segment” and “Data and Listings Segment” below for a discussion of the changes in our revenues. The increase in revenues, from the comparable period in 2016, was partially offset by $20 million in unfavorable foreign exchange effects arising from the strengthening U.S. dollar. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” below for additional information on the impact of currency fluctuations. Excluding the $20 million in unfavorable foreign exchange effects, our revenues, less transaction-based expenses would have been $1.2 billion for the three months ended March 31, 2017, an increase of 3% from the comparable period in 2016.

•
Operating expenses increased $12 million for the three months ended March 31, 2017 from the comparable period in 2016. See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our consolidated operating expenses. The increase in operating expenses, from the comparable period in 2016, was partially offset by $11 million in favorable foreign exchange effects arising from the strengthening U.S. dollar. Excluding the $11 million in favorable foreign exchange effects, our operating expenses would have been $593 million for the three months ended March 31, 2017, an increase of 4% from the comparable period in 2016.

•
In connection with Cetip’s merger with BM&FBOVESPA S.A. on March 29, 2017, we recognized a $176 million realized investment gain in other income (expense), net for the three months ended March 31, 2017. See “- Recent Developments - Cetip Investment Gain” above.

Variability in Quarterly Comparisons
The business environments in which we operate directly affect our results of operations. Our results have been and will continue to be affected by many factors, including, without limitation, market volatility and the level of trading activity in our markets, which during any period is significantly influenced by general market conditions; legislative and regulatory changes, as well as our fulfillment of our regulatory obligations; competition; demand for our market data services and our market share; our system reliability; our ability to offer new products; our acquisition activities and the pace of industry consolidation; broad trends in the data and finance industry; the number and financial health of companies listed on our cash markets; geopolitical events; real and perceived supply and demand imbalances; changing technology in the financial services industry; and our reputation, among other factors. In particular, in recent years, our business environment has been characterized by industry consolidation and increasing competition among global markets for trading, clearing and listings; the globalization of exchanges, customers and competitors; market participants’ rising demand for speed and data capacity, which requires ongoing investment in technology; evolving and disparate regulation across multiple jurisdictions; and increasing focus on capital and cost efficiencies.
Price volatility increases the need to hedge risk and creates demand among market participants for the exchange of risk through trading and clearing. Market liquidity is one of the primary market attributes for attracting and maintaining customers and is an important indicator of a market’s strength. In addition, the ability to evolve existing products to serve emerging needs, develop new products and respond to competitive dynamics in pricing, exclusivity and consolidation is important to our business. Changes in these and other factors could cause our revenues to fluctuate from period to period and these fluctuations may affect the reliability of period to period comparisons of our revenues and operating results. For additional information regarding the factors that affect our results of operations, see Item 1(A) “Risk Factors” included in our 2016 Form 10-K.
Segment Reporting
We operate as two business segments: our Trading and Clearing segment and our Data and Listings segment. This presentation is reflective of how our chief operating decision maker reviews and operates our business. Our Trading and Clearing segment comprises our transaction-based execution and clearing businesses. Our Data and Listings segment comprises our subscription-based data services and securities listings businesses. Our chief operating decision maker does not review total assets, intersegment revenues/expenses or statements of income below operating income by segments; therefore, such information is not presented below.
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

Trading and Clearing Segment
The following charts and table present our selected statements of income data for our Trading and Clearing segment (dollars in millions):
(1) The adjusted numbers in the charts above are calculated by excluding items that are not reflective of our cash operations and core business performance. As a result, these adjusted numbers are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Financial Measures” below.

	Three Months Ended March 31,
	2017	2016	Change
Revenues:
Brent crude futures and options contracts	$80	$82	(2)%
Other oil futures and options contracts	35	29	20
Gasoil futures and options contracts	26	24	8
Natural gas futures and options contracts	55	57	(4)
Power futures and options contracts	18	21	(14)
Emissions and other energy futures and options contracts	14	17	(18)
Sugar futures and options contracts	26	32	(18)
Other agricultural and metals futures and options contracts	30	30	(1)
Interest rates futures and options contracts	49	56	(12)
Other financial futures and options contracts	34	38	(9)
Cash equities and equity options	381	490	(22)
Credit default swaps	37	40	(7)
Other transactions	13	13	(5)
Transaction and clearing, net	798	929	(14)
Other revenues	45	45	—
Revenues	843	974	(13)
Transaction-based expenses	305	400	(24)
Revenues, less transaction-based expenses	538	574	(6)
Other operating expenses	168	158	7
Acquisition-related transaction and integration costs	—	1	(92)
Depreciation and amortization	48	54	(11)
Operating expenses	216	213	2
Operating income	$322	$361	(11)%
Transaction and Clearing Revenues
Overview
Our transaction and clearing revenues are reported on a net basis, except for the NYSE transaction-based expenses discussed below, and consist of fees collected from our derivatives, cash equities and equity options trading and derivatives clearing. In our derivatives markets, we earn transaction and clearing revenues from both counterparties to each contract that is traded and/or cleared, and in our equity and equity options markets, we receive trade execution fees as well as routing fees related to orders in our markets which are routed to other markets for execution.
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
For the three months ended March 31, 2017 and 2016, 20% and 22%, respectively, of our Trading and Clearing segment revenues, less transaction-based expenses, were billed in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues denominated in foreign currencies changes accordingly. The strengthening of the U.S. dollar compared to the pound sterling and euro reduced our Trading and Clearing segment revenues, less transaction-based expenses, by $13 million for the three months ended March 31, 2017, from the comparable period in 2016.
Our transaction and clearing revenues are presented net of rebates. We recorded rebates of $194 million and $182 million for the three months ended March 31, 2017 and 2016, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. The increase in the rebates is due primarily to an increase in the number of participants in the rebate programs offered on various contracts, an increase in our traded volume and an increase in the number of rebate programs. The level of rebates as a percentage of our total transaction and clearing revenues remained relatively consistent for the three months ended March 31, 2017 and 2016.
Commodities Markets
We operate global crude oil and refined oil futures markets, including the ICE Brent, ICE WTI and ICE Gasoil futures and options contracts, as well as over 400 refined oil futures products that relate to our benchmark futures contracts and other key price benchmarks. The ICE Brent crude futures contract is relied upon by a broad range of global market participants, including oil producing nations and multinational companies, to price and hedge their crude oil production and consumption. ICE Gasoil is a key refined oil benchmark in Europe and Asia. Total oil volume and revenues both increased 5% for the three months ended March 31, 2017 from the comparable period in 2016. ICE Brent crude futures and options volume increased 2% for the three months ended March 31, 2017 from the comparable period in 2016 and ICE WTI crude futures and options volume increased 9% for the three months ended March 31, 2017 from the comparable period in 2016. The increase in oil volume was primarily driven by market volatility related to OPEC cuts in supply.
Our global natural gas futures and options volume increased 4% and revenues decreased 4%, respectively, for the three months ended March 31, 2017 from the comparable period in 2016. Volume increased primarily due to growth in U.S. natural gas volume due to greater price volatility in the first quarter of 2017 than in the first quarter of 2016 and revenues decreased primarily due to increased market making rebates that apply at higher volume levels and the impact of currency in our European natural gas markets.
Total volume and revenues in our agricultural and metals futures and options markets both decreased 10% for the three months ended March 31, 2017 from the comparable period in 2016. Volume in our largest agricultural contract, sugar futures and options, decreased 15% for the three months ended March 31, 2017 from the comparable period in 2016 and volume in our other agricultural and metal futures and options volume decreased 6% for the three months ended March 31, 2017 from the comparable period in 2016. The decreases in agricultural volume were primarily driven by the relatively extreme weather conditions in the first quarter of 2016 compared to the first quarter of 2017.
Financial Markets
Financial futures and options volume increased 12% and revenues decreased 11%, respectively, for the three months ended March 31, 2017 from the comparable period in 2016. Interest rate futures and options volume increased 23% for the three months ended March 31, 2017 from the comparable period in 2016, primarily due to expectations for heightened central bank activity during the first quarter of 2017. Revenues decreased while volume increased for the interest rates futures and options primarily due to the impact of foreign currency translation and increased market making rebates that apply at higher volume levels. Other financial futures and options volume decreased 18% for the three months ended March 31, 2017 from the comparable period in 2016, primarily due to lower price volatility in global equity markets.
Cash equities handled volume decreased 26% for the three months ended March 31, 2017, from the comparable period in 2016, primarily due to a reduction in U.S. equities market volatility during the first quarter of 2017 compared to the prior year period. Cash equities revenues, net of transaction-based expenses, were $52 million for the three months ended March 31, 2017, a decrease of 17% from net cash equities revenues of $62 million for the three months ended March 31, 2016.
Equity options volume decreased 28% for the three months ended March 31, 2017, from the comparable period in 2016, primarily due to lower U.S. equity market volatility. Equity options revenues, net of transaction-based expenses, were $24 million for the three months ended March 31, 2017, a decrease of 13% from net equity options revenues of $28 million for the three months ended March 31, 2016.
CDS clearing revenues were $30 million and $29 million for the three months ended March 31, 2017 and 2016, respectively, and notional value of CDS cleared during the same periods were $3.0 trillion and $3.7 trillion, respectively. CDS trade execution revenues were $7 million and $11 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in the CDS trade execution revenues for the three months ended March 31, 2017, from the comparable period in 2016, is primarily due to the sale and discontinuance of our U.S. and U.K. CDS voice brokerage operations in the third quarter of 2016. The increase in CDS clearing revenues was driven by record buyside clearing during the three months ended March 31, 2017.
Other Revenues
Other revenues include interest income on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, exchange membership fees and agricultural grading and certification fees.

Selected Operating Data
The following charts and table present trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rates per contract (in millions, except for percentages and rates per contract amounts):

Volume and Rates per Contract

	Three Months Ended March 31,
	2017	2016	Change
Number of contracts traded:
Brent crude futures and options	62	61	2%
Other oil futures and options	27	24	12
Gasoil futures and options	17	16	5
Natural gas futures and options	61	59	4
Power futures and options	6	7	(11)
Emissions and other energy futures and options	2	3	(23)
Sugar futures and options	11	13	(15)
Other agricultural and metals futures and options	14	15	(6)
Interest rates futures and options	144	117	23
Other financial futures and options	35	42	(18)
Total	379	357	6%

Rates per contract:
Energy futures and options rate per contract	$1.29	$1.35	(4)%
Agricultural and metals futures and options rate per contract	$2.29	$2.29	—%
Financial futures and options rate per contract	$0.45	$0.57	(20)%
Open interest is the aggregate number of contracts (long or short) that clearing members hold either for their own account or on behalf of their clients. The following charts and table present our quarter-end open interest for our futures and options contracts (in thousands, except for percentages).

Open Interest

	As of March 31,
	2017	2016	Change
Open interest — in thousands of contracts:
Brent crude futures and options	4,234	4,197	1%
Other oil futures and options	5,544	4,872	14
Gasoil futures and options	961	829	16
Natural gas futures and options	19,718	18,329	8
Power futures and options	6,973	7,686	(9)
Emissions and other energy futures and options	1,728	1,917	(10)
Sugar futures and options	1,522	1,671	(9)
Other agricultural and metals futures and options	2,409	2,367	2
Interest rates futures and options	21,585	19,293	12
Other financial futures and options	5,917	5,393	10
Total	70,591	66,554	6%

The following charts and table present selected cash equities and equity options trading data for the three months ended March 31, 2017 and 2016. All trading volume below is presented as net daily trading volume and is single counted.

	Three Months Ended March 31,
	2017	2016	Change
Cash equities (shares in millions):
NYSE listed (tape A) issues:
Handled volume	1,128	1,481	(24)%
Matched volume	1,117	1,462	(24)%
Total NYSE listed consolidated volume	3,583	4,576	(22)%
Share of total matched consolidated volume	31.2%	32.0%	(0.8 pts)
NYSE Arca, NYSE MKT and regional listed (tape B) issues:
Handled volume	323	440	(27)%
Matched volume	314	423	(26)%
Total NYSE Arca, NYSE MKT and regional listed consolidated volume	1,383	1,874	(26)%
Share of total matched consolidated volume	22.7%	22.6%	0.1 pts
Nasdaq listed (tape C) issues:
Handled volume	144	231	(38)%
Matched volume	135	220	(39)%
Total Nasdaq listed consolidated volume	1,887	2,114	(11)%
Share of total matched consolidated volume	7.2%	10.4%	(3.2 pts)
Total cash handled volume	1,595	2,152	(26)%
Total cash market share matched	22.8%	24.6%	(1.7 pts)

Equity options (contracts in thousands):
NYSE equity options volume	2,172	3,012	(28)%
Total equity options volume	14,606	15,280	(4)%
NYSE share of total equity options	14.9%	19.7%	(4.8 pts)

Revenue capture or rate per contract:
Cash equities revenue capture (per 100 shares)	$0.052	$0.047	9%
Equity options rate per contract	$0.177	$0.149	19%

Handled volume represents the total number of shares of equity securities, exchange traded funds, or ETFs, and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
Transaction-Based Expenses
Our equities and equity options markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. Section 31 fees are recorded on a gross basis as a component of transaction and clearing fee revenue. These Section 31 fees are designed to recover the government’s costs of supervising and regulating the securities markets and securities professionals. We, in turn, collect activity assessment fees, which are included in transaction and clearing revenues in our consolidated statements of income, from member organizations clearing or settling trades on the equities and options exchanges and recognize these amounts when invoiced. The activity assessment fees are designed so that they are equal to the Section 31 fees that are included in transaction-based expenses in our consolidated statements of income. As a result, activity assessment fees and the corresponding Section 31 fees do not have an impact on our net income. Activity assessment fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semi-annually and recorded as an accrued liability until paid. As of March 31, 2017, the accrued liability related to the un-remitted SEC Section 31 fees was $90 million.
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
Operating Expenses, Operating Income and Operating Margin
Trading and Clearing segment operating expenses increased $3 million for the three months ended March 31, 2017 from the comparable period in 2016. See “- Consolidated Operating Expenses” below. Trading and Clearing segment operating income decreased $39 million for the three months ended March 31, 2017 from the comparable period in 2016. Trading and Clearing segment operating margins were 60% and 63% for the three months ended March 31, 2017 and 2016, respectively.
Trading and Clearing segment adjusted operating expenses were $194 million and $192 million for the three months ended March 31, 2017 and 2016, respectively. Trading and Clearing segment adjusted operating income was $344 million and $382 million for the three months ended March 31, 2017 and 2016, respectively. Trading and Clearing segment adjusted operating margins were 64% and 66% for the three months ended March 31, 2017 and 2016, respectively. See “- Non-GAAP Financial Measures” below.

Data and Listings Segment
The following charts and table present our selected statements of income data for our Data and Listings segment (dollars in millions):

(1) The adjusted numbers in the charts above are calculated by excluding items that are not reflective of our cash operations and core business performance. As a result, these adjusted numbers are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Financial Measures” below.

	Three Months Ended March 31,
	2017	2016	Change
Revenues:
Pricing and analytics	$238	$204	17%
Exchange data	138	128	7
Desktops and connectivity	144	145	—
Data services	520	477	9
Listings	106	103	2
Revenues	626	580	8
Other operating expenses	266	242	10
Acquisition-related transaction and integration costs	14	26	(48)
Depreciation and amortization	86	89	(3)
Operating expenses	366	357	3
Operating income	$260	$223	16%
The Data and Listings segment represents subscription-based, or recurring, revenue businesses that relate to data services and listings services offered across our trading and clearing businesses and ICE Data Services. Through ICE Data Services, we generate revenues from a range of market data services, including the dissemination of our exchange and evaluated pricing data and analytics, desktops, connectivity and market data. Through NYSE, NYSE MKT and NYSE Arca, we generate listings revenue related to the provision of listings services for public companies and ETFs, and related corporate actions for listed companies.
For the three months ended March 31, 2017 and 2016, 10% and 13%, respectively, of our Data and Listings segment revenues were billed in pounds sterling or euros (all relating to our data services revenues). As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues denominated in foreign currencies changes accordingly. The strengthening of the U.S. dollar compared to the pound sterling and euro reduced our Data and Listings segment revenues by $7 million for the three months ended March 31, 2017, from the comparable period in 2016.
Data Services Revenues
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
Our desktop and connectivity services comprise technology-based information platforms, feeds and connectivity solutions. These include trading applications, desktop solutions, data feeds and infrastructure to support trading, voice brokers and investment functions. Our desktop and web-based applications deliver real-time market information, analytical and decision support tools to support trading and investment decisions. Through our consolidated feeds, clients receive consolidated real-time and/or delayed financial data from global exchanges, trading venues and data sources for exchange-traded and OTC markets. Our services offer clients a secure, resilient, private multi-participant network that provides access to global exchanges and content service providers. Our infrastructure managed services solution also offers colocation space, direct exchange access, proximity hosting and support services that enable access to real-time exchange data, and facilitates low latency, secure electronic market access.
Our exchange data revenues primarily represents subscription fees for the provision of our market data that is created from activity in our Trading and Clearing segment. In our derivatives markets, exchange data revenues relate to subscription fees charged for customer and license access from third party data vendors, or quote vendors such as Thomson Reuters and Bloomberg, and from end users, as well as view-only data access, direct access services, terminal access, daily indices, forward curves, and end of day reports.
We earn exchange data revenues relating to our cash equity and options markets, and related data services. We collect cash trading market data fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. Consortium-based data fees are determined by the securities industry plans and are charged to vendors based on their redistribution of data. Consortium-based data revenues (net of administrative costs) are distributed to participating securities markets on the basis of a formula set by the SEC under Regulation NMS. Last trade prices and quotes in New York Stock Exchange-listed, NYSE MKT-listed, and NYSE Arca-listed securities are disseminated through “Tape A” and “Tape B,” which constitute the majority of our revenues from consortium-based market data revenues.

Our data services revenues increased 9% for the three months ended March 31, 2017, from the comparable period in 2016, due to the strong retention rate of existing customers, the addition of new customers, increased purchases by existing customers, the development of new and enhanced products serving the need for an expanded range of data, regulatory compliance and analytics solutions, and our acquisitions of Securities Evaluations and Credit Market Analysis from S&P Global in October 2016. These increases were partially offset by the impact of foreign currency translation.
Listings Revenues
We recognize listings revenues in our securities markets from fees applicable to companies listed on our cash equities exchanges - original listing fees and annual listing fees. Original listing fees consist of two components: initial listing fees and fees related to corporate-related actions. Initial listing fees, subject to a minimum and maximum amount, are based on the number of shares that a company initially lists. Initial listing fees are recognized as revenue on a straight-line basis over estimated service periods of nine years for NYSE and five years for NYSE Arca and NYSE MKT. U.S. companies pay annual fees based on the number of outstanding shares the company has and non-U.S. companies pay annual fees based on the number of outstanding shares the company has issued or held in the U.S. Annual fees are recognized as revenue on a pro rata basis over the calendar year, and generally received as cash in the first quarter of the year.
In addition, we earn corporate actions-related listing fees in connection with actions involving the issuance of new shares, such as stock splits, rights issues and sales of additional securities, as well as mergers and acquisitions. Corporate actions-related listing fees are recognized as revenue on a straight-line basis over estimated service periods of six years for NYSE and three years for NYSE Arca and NYSE MKT. Unamortized balances are recorded as deferred revenue in our consolidated balance sheet.
Operating Expenses, Operating Income and Operating Margin
Data and Listings segment operating expenses increased $9 million for the three months ended March 31, 2017 from the comparable period in 2016, primarily due to operating expenses recognized during the three months ended March 31, 2017 relating to the acquisitions of Securities Evaluations and Credit Market Analysis, partially offset by a reduction in the acquisition-related transaction and integration costs. See “- Consolidated Operating Expenses” below. Data and Listings segment operating income increased $37 million for the three months ended March 31, 2017 from the comparable period in 2016. Data and Listings segment operating margins were 42% and 39% for the three months ended March 31, 2017 and 2016, respectively. The operating income and operating margin increases were driven by the revenue increases discussed above, partially offset by the increase in the operating expenses.
Data and Listings segment adjusted operating expenses were $301 million and $284 million for the three months ended March 31, 2017 and 2016, respectively. Data and Listings segment adjusted operating income was $325 million and $296 million for the three months ended March 31, 2017 and 2016, respectively. Data and Listings segment adjusted operating margins were 52% and 51% for the three months ended March 31, 2017 and 2016, respectively. See “- Non-GAAP Financial Measures” below.

Consolidated Operating Expenses
The following chart and table present our consolidated operating expenses (dollars in millions):

	Three Months Ended March 31,
	2017	2016	Change
Compensation and benefits	$245	$236	4%
Professional services	32	32	2
Acquisition-related transaction and integration costs	14	27	(49)
Technology and communication	98	92	6
Rent and occupancy	18	18	2
Selling, general and administrative	41	22	92
Depreciation and amortization	134	143	(6)
Total operating expenses	$582	$570	2%
For the three months ended March 31, 2017 and 2016, 16% and 18%, respectively, of our consolidated operating expenses were incurred in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of operating expenses denominated in foreign currencies changes accordingly. Due to the strengthening of the U.S. dollar compared to the pound sterling and euro, our consolidated operating expenses decreased $11 million for the three months ended March 31, 2017 from the comparable period in 2016. See Item 3 “- Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” below for additional information on the impact of currency fluctuations.
As of March 31, 2017 and 2016, we had 5,242 and 5,526 employees, respectively. The employees as of March 31, 2017 are net of 306 IDMS employees following our divestiture of IDMS on March 31, 2017 (See “- Recent Developments” above). In addition to the decrease relating to the IDMS employees, our employee headcount decreased over the last year primarily due to employee terminations in connection with our integration of Interactive Data, partially offset by the acquisitions of Securities Evaluations and Credit Market Analysis in October 2016. Non-cash compensation expenses recognized in our consolidated financial statements for employee stock options and restricted stock were $34 million and $29 million for the three months ended March 31, 2017 and 2016, respectively. Our compensation and benefits expenses increased for the three months ended March 31, 2017, from the comparable period in 2016, primarily due to the integration of the Interactive Data employees into the ICE incentive plans during the first quarter of 2017, partially offset by the foreign currency decrease for our U.K. and European based employees and the net decrease in our employee headcount.

We incurred acquisition-related transaction and integration costs of $14 million during the three months ended March 31, 2017 primarily relating to our integrations of Interactive Data, Securities Evaluations and Credit Market Analysis. We incurred acquisition-related transaction and integration costs of $27 million during the three months ended March 31, 2016 primarily relating to our integration of Interactive Data and various other potential and discontinued acquisitions. The integration costs primarily relate to employee termination, lease termination and professional services costs.
Technology and communication expenses increased for the three months ended March 31, 2017, from the comparable period in 2016, primarily due to the acquisitions of Securities Evaluations and Credit Market Analysis, partially offset by the foreign currency decrease.
Selling, general and administrative expenses increased for the three months ended March 31, 2017, from the comparable period in 2016, primarily due to the acquisitions of Securities Evaluations and Credit Market Analysis, a $10 million accrual made during the three months ended March 31, 2017 relating to ongoing investigations and inquiries, and the release of $11 million on non-income-related tax reserves during the three months ended March 31, 2016, partially offset by the foreign currency decrease.
We recorded amortization expenses on the intangible assets acquired as part of our acquisitions, as well as on other intangible assets, of $70 million and $82 million for the three months ended March 31, 2017 and 2016, respectively. We recorded depreciation expenses on our fixed assets of $64 million and $61 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in the amortization expenses for the three months ended March 31, 2017, from the comparable period in 2016, is primarily due to a reduction in amortization expenses recorded on intangible assets which became fully amortized (primarily related to certain of the NYSE intangible assets) and the foreign currency decrease, partially offset by amortization expenses on the Securities Evaluations and Credit Market Analysis intangible assets.

Consolidated Non-Operating Income (Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following table presents our non-operating income (expenses) (dollars in millions):

	Three Months Ended March 31,
	2017	2016	Change
Other income (expense):
Interest expense	$(45)	$(46)	(2)%
Other income, net	186	2	n/a
Total other income (expense), net	$141	$(44)	n/a
Net income attributable to non-controlling interest	$(8)	$(8)	(6)%
We recognized equity income relating to our ownership in MERSCORP Holdings, Inc., owner of Mortgage Electronic Registrations Systems, Inc., or collectively MERS, and The Options Clearing Corporation, or OCC, in other income, which was $5 million for both the three months ended March 31, 2017 and 2016. We recognized dividend income received relating to our available-for-sale investment in Cetip in other income of $5 million and $4 million for the three months ended March 31, 2017 and 2016, respectively. In connection with Cetip’s merger with BM&FBOVESPA S.A. on March 29, 2017, we recognized a $176 million realized investment gain in other income for the three months ended March 31, 2017. See “- Recent Developments - Cetip Investment Gain” above.
We incurred foreign currency transaction losses of $2 million for the three months ended March 31, 2016 and there was no impact for the three months ended March 31, 2017. Foreign currency gains and losses are recorded in other income (expense) and relate to the settlement of foreign currency assets, liabilities and payables that occur through our foreign operations that are received in non-functional currencies due to the increase or decrease in the period-end foreign currency exchange rates between periods.
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests.

Consolidated Income Tax Provision
Consolidated income tax expense was $213 million and $163 million for the three months ended March 31, 2017 and 2016, respectively. The change in consolidated income tax expense between years is primarily due to the tax impact of changes in our pre-tax income and the changes in our effective tax rate each year. Our effective tax rate was 30% for both the three months ended March 31, 2017 and 2016. The effective tax rates for the three months ended March 31, 2017 and 2016 were lower than the federal statutory rate primarily due to favorable foreign income tax rate differentials, partially offset by state income taxes. Favorable foreign income tax rate differentials result primarily from lower tax rates in the U.K. and various other lower tax jurisdictions as compared to the tax rates in the U.S.

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

	Three Months Ended,
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenues:
Brent crude futures and options contracts	$80	$75	$70	$72	$82
Other oil futures and options contracts	35	32	30	27	29
Gasoil futures and options contracts	26	25	25	24	24
Natural gas futures and options contracts	55	54	46	51	57
Power futures and options contracts	18	21	18	23	21
Emissions and other energy futures and options contracts	14	17	10	15	17
Sugar futures and options contracts	26	18	25	34	32
Other agricultural and metals futures and options contracts	30	29	27	33	30
Interest rates futures and options contracts	49	40	37	44	56
Other financial futures and options contracts	34	34	33	36	38
Cash equities and equity options	381	426	410	454	490
Credit default swaps	37	34	35	34	40
Other transactions	13	13	11	13	13
Total transaction and clearing, net	798	818	777	860	929
Pricing and analytics	238	234	209	211	204
Exchange data	138	132	136	139	128
Desktops and connectivity	144	149	144	147	145
Total data services	520	515	489	497	477
Listings	106	105	106	105	103
Other revenues	45	46	44	42	45
Total revenues	1,469	1,484	1,416	1,504	1,554
Transaction-based expenses	305	346	338	375	400
Total revenues, less transaction-based expenses	1,164	1,138	1,078	1,129	1,154
Compensation and benefits	245	237	236	236	236
Professional services	32	36	32	37	32
Acquisition-related transaction and integration costs	14	19	14	20	27
Technology and communication	98	97	93	92	92
Rent and occupancy	18	18	17	17	18
Selling, general and administrative	41	33	31	30	22
Depreciation and amortization (1)	134	140	181	146	143
Total operating expenses	582	580	604	578	570
Operating income	582	558	474	551	584
Other income (expense), net (2)	141	(28)	(31)	(35)	(44)
Income tax expense (3)	213	171	93	153	163
Net income	$510	$359	$350	$363	$377
Net income attributable to non-controlling interest	(8)	(7)	(6)	(6)	(8)
Net income attributable to ICE	$502	$352	$344	$357	$369

(1) The increase in the depreciation and amortization expenses for the three months ended September 30, 2016 is primarily due to the $33 million Creditex customer relationship intangible asset impairment.
(2) In connection with Cetip’s merger with BM&FBOVESPA S.A. on March 29, 2017, we recognized a $176 million realized investment gain in other income (expense), net for the three months ended March 31, 2017. See “- Recent Developments - Cetip Investment Gain” above.

(3) The decrease in the income tax expenses for the three months ended September 30, 2016 is primarily due to the deferred tax benefit associated with future U.K. income tax rate reductions.
Liquidity and Capital Resources
Below are charts that reflect our capital allocation. The acquisition and integration costs in the chart below includes the acquisition-related transaction and integration costs in each period.
We have financed our operations, growth and cash needs primarily through income from operations and borrowings under our various debt facilities. Our principal capital requirements have been to fund capital expenditures, working capital, strategic acquisitions and investments, stock repurchases, dividends to our shareholders and the continued development of our technology platforms that support our businesses. We believe that our cash on hand and cash flows from operations will be sufficient to repay our outstanding debt as it matures. In the future, we may need to incur additional debt or issue additional equity securities, which we may be unable to do or to do on favorable terms. See “- Future Capital Requirements” below.
Our commercial paper program enables us to borrow efficiently at reasonable short term interest rates and provides us with the flexibility to de-lever using our strong annual cash flows from operating activities whenever our leverage becomes elevated as a result of investment or acquisition activities. We reduced our outstanding commercial paper during the three months ended March 31, 2017 by $117 million, primarily using cash flows from operations.
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
Consolidated cash and cash equivalents were $360 million and $407 million as of March 31, 2017 and December 31, 2016, respectively, and short-term and long-term restricted cash and investments were $1.0 billion and $943 million as of March 31, 2017 and December 31, 2016, respectively. We plan to use the $438 million in net cash and stock proceeds received from the Cetip merger and sale of B3 shares in April 2017 to pay down amounts outstanding under our Commercial Paper Program and for share repurchases. See “- Recent Developments - Cetip Investment Gain” above.
As of March 31, 2017, the amount of unrestricted cash held by our non-U.S. subsidiaries was $201 million. While we consider our non-U.S. earnings to be indefinitely reinvested overseas, if these cash balances are needed for our operations in the U.S., any repatriation by way of dividend may be subject to both U.S. federal and state income taxes, as adjusted for any non-U.S. tax credits.

However, we do not have any current needs or foreseeable future needs or other plans to repatriate cash by way of dividends from our non-U.S. subsidiaries.
Our board of directors has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be approved quarterly by the board of directors or audit committee of the board of directors taking into account such factors as our evolving business model, prevailing business conditions and our financial results and capital requirements, without a predetermined annual net income payout ratio. During the first quarter of 2017, we paid a quarterly dividend of $0.20 per share of our common stock for an aggregate payout of $120 million. On May 3, 2017, we announced a $0.20 per share dividend for the second quarter of 2017 with the dividend payable on June 30, 2017 to shareholders of record as of June 16, 2017.
In August 2016, our board of directors approved an aggregate of $1.0 billion for future repurchases of our common stock with no fixed expiration date, subject to applicable laws and regulations. During the three months ended March 31, 2017, we repurchased 3,911,026 shares of our outstanding common stock at a cost of $229 million. These repurchases were completed on the open market and under our 10b5-1 trading plan. As of March 31, 2017, the remaining board authorization permits repurchases of up to $721 million of our common stock. Refer to note 7 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report, for more information on our stock repurchase program.
Cash Flows
The following tables present the major components of net increases (decreases) in cash and cash equivalents (in millions):

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$611	$597
Investing activities	(108)	(59)
Financing activities	(551)	(697)
Effect of exchange rate changes	1	—
Net decrease in cash and cash equivalents	$(47)	$(159)
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
Investing Activities
Consolidated net cash used in investing activities for the three months ended March 31, 2017 and 2016 primarily relates to increases in our capital expenditures and capitalized software development costs, cash received in divestiture or paid for acquisition, and changes in restricted cash.
We had capital expenditures of $32 million and $31 million for the three months ended March 31, 2017 and 2016, respectively, and we had capitalized software development expenditures of $34 million and $25 million for the three months ended March 31, 2017 and 2016, respectively. The capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platforms, data services and clearing houses and leasehold improvements associated with the new and renovated office spaces in Atlanta, New York and London. The software development expenditures primarily relate to the continued development and expansion of our electronic trading platforms, data services and clearing houses.
We received cash from the divestiture of IDMS, net of the cash paid for the NYSE National acquisition, of $22 million for the three months ended March 31, 2017. See “- Recent Developments” above.
We had net increases in restricted cash and investments of $64 million and $3 million for the three months ended March 31, 2017 and 2016, respectively. The net restricted cash increase for the three months ended March 31, 2017 primarily related to increases in the regulatory capital restricted cash at ICE Clear Europe and ICE Clear US due to revenue increases and additional costs incurred due to the growth of our clearing businesses.
Financing Activities
Consolidated net cash used in financing activities for the three months ended March 31, 2017 primarily relates to $117 million in net repayments under our commercial paper program, $229 million in repurchases of common stock, $120 million in dividend payments to our shareholders, and $77 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises.
Consolidated net cash used in financing activities for the three months ended March 31, 2016 primarily relates to $543 million in net repayments under our commercial paper program, $102 million in dividend payments to our shareholders, and $47 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises.
Debt

Our total debt, including short-term and long-term debt, consisted of the following as of March 31, 2017 and December 31, 2016 (in millions):

	As of March 31, 2017	As of December 31, 2016
Debt:
Commercial Paper	$1,525	$1,642
NYSE Notes (2.00% senior unsecured notes due October 5, 2017)	851	851
Short-term debt	2,376	2,493
2018 Senior Notes (2.50% senior unsecured notes due October 15, 2018)	598	598
2020 Senior Notes (2.75% senior unsecured notes due December 1, 2020)	1,242	1,242
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	791	790
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,241	1,241
Long-term debt	3,872	3,871
Total debt	$6,248	$6,364
Credit Facility
We have entered into a $3.0 billion senior unsecured revolving credit facility, or the Credit Facility, with a maturity date of November 13, 2020. The Credit Facility includes an option for us to propose an increase in the aggregate amount available for borrowing by up to $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. In November 2015, we utilized this option to increase the amount of the Credit Facility to $3.4 billion. The commitments under the Credit Facility will automatically reduce to $3.2 billion on April 3, 2019. No amounts were outstanding under the Credit Facility as of March 31, 2017.
Of the $3.4 billion that is currently available for borrowing under the Credit Facility, $1.5 billion is required to back-stop the amount outstanding under our Commercial Paper Program as of March 31, 2017. The amount required to back-stop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $1.9 billion available under the Credit Facility as of March 31, 2017 is available to us to use for working capital and general corporate purposes including, but not limited to, acting as a back-stop to future increases in the amounts outstanding under the Commercial Paper Program or to fund the redemption of the NYSE Notes discussed below.
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
Commercial paper notes of $1.5 billion with original maturities ranging from 3 to 81 days were outstanding as of March 31, 2017 under our Commercial Paper Program. As of March 31, 2017, the weighted average interest rate on the $1.5 billion outstanding under our Commercial Paper Program was 0.95% per annum, with a weighted average maturity of 21 days. We repaid $117 million of the amounts outstanding under the Commercial Paper Program during the three months ended March 31, 2017 primarily using cash flows from operations.
NYSE Notes
The $850 million, 2.00% senior unsecured fixed rate NYSE Notes are due in October 2017. We currently plan to fund the redemption of the NYSE Notes with the issuance of new senior term notes. However, if we are unable to issue new senior term notes or to do so on favorable terms, then we would fund the NYSE Notes redemption under the Commercial Paper Program or with the unused amount available under the Credit Facility, or a combination of these sources.

Committed Contingent Liquidity Facilities
To provide a tool to address the liquidity needs of our clearing houses and manage the liquidation of margin and guaranty fund deposits held in the form of cash and high quality sovereign debt, ICE Clear Europe, ICE Clear Credit and ICE Clear US have entered into Committed Repurchase Agreement Facilities, or Committed Repo. Additionally, ICE Clear Credit has entered into Committed F/X Facilities to support these liquidity needs. As of March 31, 2017, the following facilities were in place:

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

ICE Clear US:    $250 million in Committed Repo to finance U.S. dollar sovereign debt deposits.
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
As of March 31, 2017, we had $6.2 billion in outstanding debt. We currently have a $3.4 billion Credit Facility. After factoring in the $1.5 billion required to backstop our Commercial Paper Program as of March 31, 2017, $1.9 billion of our Credit Facility is currently available for general corporate purposes, including for the potential repayment of the $850 million NYSE Notes when they mature in October 2017. The Credit Facility and our Commercial Paper Program are currently the only significant agreements or arrangements that we have with third parties for liquidity and capital resources. In the event of any strategic acquisitions, mergers or investments, or if we are required to raise capital for any reason or desire to return capital to our stockholders, we may incur additional debt, issue additional equity to raise necessary funds, repurchase additional shares of our common stock or pay a dividend. However, we cannot provide assurance that such financing or transactions will be available or successful, or that the terms of such financing or transactions will be favorable to us. We currently plan to fund the redemption of the NYSE Notes in October 2017 with the issuance of new senior term notes. However, if we are unable to issue new senior term notes or to do so on favorable terms, then we would fund the NYSE Notes redemption under the Commercial Paper Program or with the unused amount available under the Credit Facility, or a combination of these sources. See “- Debt” above.
Non-GAAP Financial Measures
We use non-GAAP measures internally to evaluate our performance and in making financial and operational decisions. When viewed in conjunction with our GAAP results and the accompanying reconciliation, we believe that our presentation of these measures provides investors with greater transparency and a greater understanding of factors affecting our financial condition and results of operations than GAAP measures alone. In addition, we believe the presentation of these measures is useful to investors for period-to-period comparison of results because the items described below as adjustments to GAAP are not reflective of our core business performance. These financial measures are not in accordance with, or an alternative to, GAAP financial measures and may be different from non-GAAP measures used by other companies. We use these adjusted results because we believe they more clearly highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures, since these measures eliminate from our results specific financial items that have less bearing on our core operating performance. We strongly recommend that investors review the GAAP financial measures included in this Quarterly Report, including our consolidated financial statements and the notes thereto.
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

	Trading and Clearing Segment		Data and Listings Segment		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016	2017	2016
Revenues, less transaction-based expenses	$538	$574	$626	$580	$1,164	$1,154
Operating expenses	$216	$213	$366	$357	$582	$570
Less: Interactive Data and NYSE transaction and integration costs	—	1	12	16	12	17
Less: Amortization of acquisition-related intangibles	12	20	53	57	65	77
Less: Accrual relating to ongoing investigations and inquiries	10	—	—	—	10	—
Adjusted operating expenses	$194	$192	$301	$284	$495	$476
Operating income	$322	$361	$260	$223	$582	$584
Adjusted operating income	$344	$382	$325	$296	$669	$678
Operating margin	60%	63%	42%	39%	50%	51%
Adjusted operating margin	64%	66%	52%	51%	57%	59%

Net income attributable to ICE common shareholders					$502	$369
Add: Interactive Data and NYSE transaction and integration costs					12	17
Add: Amortization of acquisition-related intangibles					65	77
Add: Accrual relating to ongoing investigations and inquiries					10	—
Less: Cetip investment gain					(176)	—
Add/(Less): Income tax effect for the above items					28	(35)
Add: Deferred tax adjustment on acquisition-related intangibles					—	13
Adjusted net income attributable to ICE common shareholders					$441	$441

Basic earnings per share attributable to ICE common shareholders					$0.84	$0.62
Diluted earnings per share attributable to ICE common shareholders					$0.84	$0.62

Adjusted basic earnings per share attributable to ICE common shareholders					$0.74	$0.74
Adjusted diluted earnings per share attributable to ICE common shareholders					$0.74	$0.74
Acquisition-related transaction costs are included as part of our core business expenses, except for those that are directly related to the announcement, closing, financing or termination of a transaction. However, the acquisition-related transaction and integration costs relating to Interactive Data and NYSE are included in non-GAAP adjustments given the sizes of these acquisitions. As of June 30, 2016, the integration of NYSE had been completed and we will no longer include any NYSE integration costs as non-GAAP adjustments following this date. Amortization of acquisition-related intangibles are included in non-GAAP adjustments as excluding these non-cash expenses provides greater clarity regarding our financial strength and stability of cash operating results. During the three months ended March 31, 2017 we also include as non-GAAP adjustments the $176 million Cetip realized investment gain as it is not part of our core business operations and the $10 million accrual relating to ongoing investigations and inquiries as it is a non-recurring item.
The income tax effects relating to the items above are included in non-GAAP adjustments as well as deferred tax adjustments on acquisition-related intangibles and other tax adjustments. The tax items in non-GAAP adjustments are either the tax impacts of the pre-tax non-GAAP adjustments or are tax items as described below that are not in the normal course of business and are not indicative of our core business performance. Deferred tax adjustments on acquisition-related intangibles include the impact of U.S. state tax law and apportionment changes which resulted in deferred tax benefits of $13 million for the three months ended March 31, 2016.
For additional information on these items, refer to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report and “- Recent Developments - Cetip Investment Gain”, “- Consolidated Operating Expenses” and “- Consolidated Income Tax Provision” above.
Contractual Obligations and Commercial Commitments
In the first quarter of 2017, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K.

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
Critical Accounting Policies and Estimates
In the first quarter of 2017, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K.

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
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term investments, short-term and long-term restricted cash and investments, and indebtedness. As of March 31, 2017 and December 31, 2016, our cash and cash equivalents, short-term investments and short-term and long-term restricted cash and investments were $1.4 billion and $1.4 billion, respectively, of which $227 million and $272 million, respectively, were denominated in pounds sterling, euros or Canadian dollars. The remaining cash and cash equivalents, short-term investments and short-term and long-term restricted cash and investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical decrease in long-term interest rates to zero basis points would decrease annual pre-tax earnings by $2 million as of March 31, 2017, assuming no change in the amount or composition of our cash and cash equivalents, short-term investments and short-term and long-term restricted cash and investments.
As of March 31, 2017, we had $6.2 billion in outstanding debt, of which $3.9 billion relates to senior notes and $851 million relates to the NYSE Notes, all of which bear interest at fixed interest rates. The remaining amount outstanding of $1.5 billion relates to our Commercial Paper Program, which bears interest at fluctuating rates and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates relating to the amounts outstanding under our Commercial Paper Program as of March 31, 2017 would decrease annual pre-tax earnings by $15 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity.
The interest rates on our Commercial Paper Program are currently evaluated based upon current maturities and market conditions. The weighted average interest rate on our Commercial Paper Program increased from 0.74% as of December 31, 2016 to 0.95% as of March 31, 2017. The increase in the Commercial Paper Program weighted average interest rate was primarily due to the decision by the U.S. Federal Reserve in March 2017 to increase the federal funds short-term interest rate by 25 basis points to 1.00%. The Federal Reserve also signaled that they intend to continue to increase the federal fund short-term interest rate over the next several years, and if this occurs, this will continue to increase the weighted average interest rate on our Commercial Paper Program. See Item 2 “- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt” included elsewhere in this Quarterly Report.
Foreign Currency Exchange Rate Risk
As an international business, we are subject to foreign currency exchange rate risk. We may experience gains or losses from foreign currency transactions in the future given that a significant part of our assets, liabilities, revenues and expenses are recorded in euros or pounds sterling. Certain assets, liabilities, revenues and expenses of foreign subsidiaries are denominated in the local functional currency of such subsidiaries. Our exposure to foreign denominated earnings for the three months ended March 31, 2017 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Three Months Ended March 31, 2017
	Pound Sterling	Euro
Average exchange rate to the U.S. dollar in the current year period	$1.2396	$1.0654
Average exchange rate to the U.S. dollar in the same period in the prior year	$1.4450	$1.1027
Average exchange rate decrease	(14)%	(3)%
Foreign denominated percentage of:
Revenues, less transaction-based expenses	10%	5%
Operating expenses	11%	4%
Operating income	9%	3%
Impact of the currency fluctuations (1) on:
Revenues, less transaction-based expenses	$(18)	$(2)
Operating expenses	$(10)	$(1)
Operating income	$(8)	$(1)

(1) Represents the impact of currency fluctuation for the three months ended March 31, 2017 compared to the same period in the prior year.
We have a significant part of our assets, liabilities, revenues and expenses recorded in pounds sterling or euros. For the three months ended March 31, 2017, 15% of our consolidated revenues, less transaction-based expenses, were denominated in pounds sterling or euros and 15% of our consolidated expenses were denominated in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.
We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We incurred foreign currency transaction losses of $2 million for the three months ended March 31, 2016, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar (there was no impact for the three months ended March 31, 2017). A 10% adverse change in the underlying foreign currency exchange rates as of March 31, 2017 would result in a foreign currency transaction loss of $5 million, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity.
We entered into foreign currency hedging transactions during the three months ended March 31, 2017 as economic hedges to help mitigate a portion of our foreign exchange risk exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. Although we may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure, these hedging arrangements may not be effective, particularly in the event of imprecise forecasts of the levels of our non-U.S. denominated assets and liabilities.
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

	As of March 31, 2017
	Position in Pounds Sterling	Position in Euros
Assets	£1,269	€203
of which goodwill represents	522	43
Liabilities	123	102
Net currency position	£1,146	€101
Impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$144	$11
As of March 31, 2017 and December 31, 2016, the portion of our equity attributable to accumulated other comprehensive loss from foreign currency translation was $320 million and $345 million, respectively. As of March 31, 2017, we had net exposure of pounds sterling and euros of £1.1 billion ($1.4 billion) and €101 million ($109 million), respectively. Based on these March 31, 2017 net currency positions, a hypothetical 10% decrease of the pound sterling against U.S. dollar would negatively impact our equity by $144 million and a hypothetical 10% decrease of the euro against U.S. dollar would negatively impact our equity by $11 million. For the three months ended March 31, 2017, currency exchange rate differences had a positive impact of $25 million on our consolidated equity, primarily due to the increase in the pound sterling/U.S. dollar exchange rate to 1.2552 as of March 31, 2017 (from 1.2336 as of

December 31, 2016). The future impact on our business relating to the U.K. leaving the European Union and the corresponding regulatory changes are uncertain at this time, including future impacts on currency exchange rates.
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
Our clearing houses hold material amounts of clearing member cash deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. Refer to note 9 to our consolidated financial statements, which are included elsewhere in this Quarterly Report, for more information on the clearing houses cash deposits, which were $52.4 billion as of March 31, 2017. While we seek to achieve a reasonable rate of return which may generate interest income for our clearing members, we are primarily concerned with preservation of capital and managing the risks associated with these deposits. As the clearing houses may pass on interest revenues (minus costs) to the members, this could include negative or reduced yield due to market conditions. For a summary of the risks associated with this investment activity and how these risks are mitigated, see Part II, Item 7(A) “Quantitative and Qualitative Disclosures About Market Risk” in our 2016 Form 10-K.
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

PART II. Other Information

ITEM 1.    LEGAL PROCEEDINGS
We are subject to legal proceedings, claims and investigations that arise in the ordinary course of our business. These include, for example, several ongoing investigations and inquiries from the SEC and other regulators as well as the matters described in Part I, Item 3 “Legal Proceedings” in our 2016 Form 10-K. We establish accruals for those matters in circumstances when a loss contingency is considered probable and the related amount is reasonably estimable. Any such accruals may be adjusted as circumstances change. During the three months ended March 31, 2017, we recorded a $10 million accrual relating to ongoing investigations and inquiries. Assessments of losses are inherently subjective and involve unpredictable factors. We do not believe that the resolution of these legal matters will have a material adverse effect on our consolidated financial conditions, results of operations or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period may be materially and adversely affected by any developments in legal proceedings, claims and investigations.

ITEM  1(A).     RISK FACTORS

In the first quarter of 2017, there were no significant new risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” in our 2016 Form 10-K. In addition to the other information set forth in this Quarterly Report, including the regulatory update information of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the factors discussed under “Risk Factors” and the regulation discussion under “Business - Regulation” in our 2016 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our 2016 Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The table below sets forth the information with respect to purchases made by or on behalf of Intercontinental Exchange, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act) of our common stock during the three months ended March 31, 2017.

Period (2017)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)(1)
January 1 - January 31	503,138	$57.18	1,406,058	$921
February 1 - February 28	2,680,423	$58.34	4,086,481	$765
March 1 - March 31	727,465	$59.95	4,813,946	$721
Total	3,911,026	$58.49	4,813,946	$721

(1)	Refer to Note 7 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report, for details on our stock repurchase plans.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
Not applicable.

ITEM 6.        EXHIBITS

Exhibit Number		Description of Document
3.1	—
Seventh Amended and Restated Bylaws of Intercontinental Exchange, Inc. effective January 31, 2017 (incorporated by reference to Exhibit 3.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on February 1, 2017, File No. 001-36198).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	—	Section 1350 Certification of Chief Executive Officer.

32.2	—	Section 1350 Certification of Chief Financial Officer.

101	—
The following materials from Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Loss and Redeemable Non-Controlling Interest (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*
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

Intercontinental Exchange, Inc. (Registrant)

Date: May 3, 2017	By:	/s/ Scott A. Hill
Scott A. Hill
Chief Financial Officer
(Principal Financial Officer)