Form 10-Q
period 2017-06-30
Intercontinental Exchange, Inc.
filed 2017-08-03
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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

(Do not check if a smaller company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☑
As of August 1, 2017, the number of shares of the registrant’s Common Stock outstanding was 588,492,565 shares.

INTERCONTINENTAL EXCHANGE, INC.
Form 10-Q
Quarterly Period Ended June 30, 2017
TABLE OF CONTENTS

PART I.	Financial Statements
Item 1	Consolidated Financial Statements (Unaudited):
	Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016	2
	Consolidated Statements of Income for the six and three months ended June 30, 2017 and 2016	4
	Consolidated Statements of Comprehensive Income for the six and three months ended June 30, 2017 and 2016	5
	Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Loss and Redeemable Non-Controlling Interest for the six months ended June 30, 2017 and for the year ended December 31, 2016	6
	Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016	7
	Notes to Consolidated Financial Statements	8
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3	Quantitative and Qualitative Disclosures About Market Risk	56
Item 4	Controls and Procedures	58

PART II.	Other Information
Item 1	Legal Proceedings	58
Item 1A	Risk Factors	59
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 3	Defaults Upon Senior Securities	59
Item 4	Mine Safety Disclosures	59
Item 5	Other Information	59
Item 6	Exhibits	60
SIGNATURES		61

PART I. Financial Statements
Item 1.    Consolidated Financial Statements (Unaudited)

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	As of	As of
	June 30, 2017	December 31, 2016
Assets:
Current assets:
Cash and cash equivalents	$398	$407
Short-term investments	17	23
Short-term restricted cash and investments	769	679
Customer accounts receivable, net of allowance for doubtful accounts of $8 and $7 at June 30, 2017 and December 31, 2016, respectively	912	777
Margin deposits and guaranty funds	53,585	55,150
Prepaid expenses and other current assets	767	97
Total current assets	56,448	57,133
Property and equipment, net	1,161	1,129
Other non-current assets:
Goodwill	12,001	12,291
Other intangible assets, net	10,103	10,420
Long-term restricted cash and investments	264	264
Long-term investments	—	432
Other non-current assets	347	334
Total other non-current assets	22,715	23,741
Total assets	$80,324	$82,003

Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$415	$388
Section 31 fees payable	181	131
Accrued salaries and benefits	140	230
Deferred revenue	338	114
Short-term debt	2,023	2,493
Margin deposits and guaranty funds	53,585	55,150
Other current liabilities	137	111
Total current liabilities	56,819	58,617
Non-current liabilities:
Non-current deferred tax liability, net	2,915	2,958
Long-term debt	3,874	3,871
Accrued employee benefits	407	430
Other non-current liabilities	376	337
Total non-current liabilities	7,572	7,596
Total liabilities	64,391	66,213
Commitments and contingencies
Redeemable non-controlling interest	—	36

Equity:
Intercontinental Exchange, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; no shares issued or outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 1,500 shares authorized; 599 and 596 shares issued at June 30, 2017 and December 31, 2016, respectively, and 589 and 595 shares outstanding at June 30, 2017 and December 31, 2016, respectively	6	6
Treasury stock, at cost; 10 and 1 shares at June 30, 2017 and December 31, 2016, respectively	(590)	(40)
Additional paid-in capital	11,381	11,306
Retained earnings	5,468	4,789
Accumulated other comprehensive loss	(367)	(344)
Total Intercontinental Exchange, Inc. shareholders’ equity	15,898	15,717
Non-controlling interest in consolidated subsidiaries	35	37
Total equity	15,933	15,754
Total liabilities and equity	$80,324	$82,003

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Transaction and clearing, net	$1,615	$1,789	$817	$860
Data services	1,041	974	521	497
Listings	213	208	107	105
Other revenues	94	87	49	42
Total revenues	2,963	3,058	1,494	1,504
Transaction-based expenses:
Section 31 fees	183	196	92	98
Cash liquidity payments, routing and clearing	438	579	224	277
Total revenues, less transaction-based expenses	2,342	2,283	1,178	1,129
Operating expenses:
Compensation and benefits	479	472	234	236
Professional services	64	69	32	37
Acquisition-related transaction and integration costs	23	47	9	20
Technology and communication	195	184	97	92
Rent and occupancy	35	35	17	17
Selling, general and administrative	79	52	38	30
Depreciation and amortization	276	289	142	146
Total operating expenses	1,151	1,148	569	578
Operating income	1,191	1,135	609	551
Other income (expense):
Interest expense	(90)	(90)	(45)	(44)
Other income, net	187	11	1	9
Other income (expense), net	97	(79)	(44)	(35)
Income before income tax expense	1,288	1,056	565	516
Income tax expense	352	316	139	153
Net income	$936	$740	$426	$363
Net income attributable to non-controlling interest	(16)	(14)	(8)	(6)
Net income attributable to Intercontinental Exchange, Inc.	$920	$726	$418	$357
Earnings per share attributable to Intercontinental Exchange, Inc. common shareholders:
Basic	$1.55	$1.22	$0.71	$0.60
Diluted	$1.54	$1.21	$0.70	$0.60
Weighted average common shares outstanding:
Basic	593	595	591	595
Diluted	597	598	595	599
Dividend per share	$0.40	$0.34	$0.20	$0.17

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Net income	$936	$740	$426	$363
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (expense) benefit of ($7) and $1 for the six months ended June 30, 2017 and 2016, respectively, and ($7) and ($1) for the three months ended June 30, 2017 and 2016, respectively	85	(199)	60	(125)
Change in fair value of available-for-sale securities	68	129	—	75
Reclassification of realized gain on available-for-sale investment to other income	(176)	—	—	—
Other comprehensive income (loss)	(23)	(70)	60	(50)
Comprehensive income	$913	$670	$486	$313
Comprehensive income attributable to non-controlling interest	(16)	(14)	(8)	(6)
Comprehensive income attributable to Intercontinental Exchange, Inc.	$897	$656	$478	$307

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Loss
and Redeemable Non-Controlling Interest
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Shareholders' Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Value	Shares	Value
Balance, as of December 31, 2015	628	$6	(34)	$(1,448)	$12,290	$4,148	$(188)	$32	$14,840	$35
Other comprehensive loss	—	—	—	—	—	—	(156)	—	(156)	—
Exercise of common stock options	1	—	—	—	22	—	—	—	22	—
Treasury shares retired in connection with stock split	(35)	—	35	1,512	(1,142)	(370)	—	—	—	—
Repurchases of common stock	—	—	(1)	(50)	—	—	—	—	(50)	—
Payments relating to treasury shares	—	—	(1)	(54)	—	—	—	—	(54)	—
Stock-based compensation	—	—	—	—	136	—	—	—	136	—
Issuance of restricted stock	2	—	—	—	—	—	—	—	—	—
Adjustment to redemption value	—	—	—	—	—	(2)	—	—	(2)	1
Distributions of profits	—	—	—	—	—	—	—	(19)	(19)	(3)
Dividends paid to shareholders	—	—	—	—	—	(409)	—	—	(409)	—
Net income attributable to non-controlling interest	—	—	—	—	—	(27)	—	24	(3)	3
Net income	—	—	—	—	—	1,449	—	—	1,449	—
Balance, as of December 31, 2016	596	6	(1)	(40)	11,306	4,789	(344)	37	15,754	36
Other comprehensive loss	—	—	—	—	—	—	(23)	—	(23)	—
Exercise of common stock options	—	—	—	—	6	—	—	—	6	—
Repurchases of common stock	—	—	(8)	(469)	—	—	—	—	(469)	—
Payments relating to treasury shares	—	—	(1)	(81)	—	—	—	—	(81)	—
Stock-based compensation	—	—	—	—	78	—	—	—	78	—
Issuance of restricted stock	3	—	—	—	—	—	—	—	—	—
Acquisition of non-controlling interest	—	—	—	—	(9)	—	—	(5)	(14)	—
Acquisition of redeemable non-controlling interest	—	—	—	—	—	(2)	—	—	(2)	(37)
Distributions of profits	—	—	—	—	—	—	—	(12)	(12)	—
Dividends paid to shareholders	—	—	—	—	—	(239)	—	—	(239)	—
Net income attributable to non-controlling interest	—	—	—	—	—	(16)	—	15	(1)	1
Net income	—	—	—	—	—	936	—	—	936	—
Balance, as of June 30, 2017	599	$6	(10)	$(590)	$11,381	$5,468	$(367)	$35	$15,933	$—

	As of	As of
	June 30, 2017	December 31, 2016
Accumulated other comprehensive loss was as follows:
Foreign currency translation adjustments	$(260)	$(345)
Fair value of available-for-sale securities	—	108
Comprehensive income from equity method investment	2	2
Employee benefit plans adjustments	(109)	(109)
Accumulated other comprehensive loss	$(367)	$(344)

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income	$936	$740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	276	289
Stock-based compensation	68	60
Deferred taxes	(11)	49
Cetip realized investment gain, net	(114)	—
Other	(7)	4
Changes in assets and liabilities:
Customer accounts receivable	(170)	(157)
Other current and non-current assets	(37)	(21)
Section 31 fees payable	51	79
Deferred revenue	241	257
Other current and non-current liabilities	(135)	(197)
Total adjustments	162	363
Net cash provided by operating activities	1,098	1,103

Investing activities:
Capital expenditures	(81)	(96)
Capitalized software development costs	(69)	(61)
Cash received for divestitures (net of cash paid for acquisitions)	10	—
Proceeds from sale of Cetip, net	438	—
Increase in restricted cash and investments	(89)	(75)
Other	—	(70)
Net cash provided by (used in) investing activities	209	(302)

Financing activities:
Repayments of commercial paper, net	(469)	(781)
Dividends to shareholders	(239)	(205)
Repurchases of common stock	(469)	—
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(81)	(48)
Acquisition of non-controlling interest and redeemable non-controlling interest	(55)	—
Other	(8)	3
Net cash used in financing activities	(1,321)	(1,031)
Effect of exchange rate changes on cash and cash equivalents	5	(7)
Net decrease in cash and cash equivalents	(9)	(237)
Cash and cash equivalents, beginning of period	407	627
Cash and cash equivalents, end of period	$398	$390

Supplemental cash flow disclosure:
Cash paid for income taxes	$429	$275
Cash paid for interest	$87	$88

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
Preparing financial statements requires us to make certain estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from these estimates. The results of operations for the six months and three months ended June 30, 2017 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
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
Held for Sale
We classify long-lived assets or disposal groups as held for sale in the period in which all of the following criteria are met: management commits to a plan to sell; the long-lived asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such long-lived assets or disposal groups; an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; the sale is probable within one year; the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Long-lived assets and disposal groups classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized until the date of sale. The fair value of a long-lived asset less any costs to sell is assessed each reporting period it remains classified as held for sale, and any change in fair value is reported as an adjustment to the carrying value of the asset, except that increases in fair value are limited to prior decreases recorded. Upon being classified as held for sale, depreciation and amortization is ceased. See Note 10 for information regarding our classification of Trayport as held for sale as of June 30, 2017.

New and Recently Adopted Accounting Pronouncements
The Financial Accounting Standards Board, or FASB, has issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 606. ASU 606 provides guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. This guidance requires us to recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are required to adopt ASU 606 at the beginning of our first quarter of fiscal 2018. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the overall impact this guidance will have on our consolidated financial statements, as well as the method of adoption. Based on our preliminary assessment, we expect that the adoption may accelerate the timing of recognition of a portion of original and supplemental listing fees related to our NYSE businesses, which are currently deferred over an estimated customer life of nine and five years, respectively. We are continuing our assessment, which may identify other impacts of the adoption of ASU 606.
The FASB has issued Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. ASU 2016-01 provides updated guidance for the recognition, measurement, presentation, and disclosure of certain financial assets and liabilities, including the requirement that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 is effective for annual and interim reporting periods beginning after December 15, 2017. With the sale of our Cetip investment, we no longer have any equity investments that would be required to be measured at fair value with changes in fair value recognized in net income (Note 11).
The FASB has issued Accounting Standards Update No. 2016-02, Leases, or ASU 2016-02. ASU 2016-02 requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. We will not adopt ASU 2016-02 early, but we are currently evaluating this guidance to determine the potential impact on our consolidated financial statements.
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
TMX Atrium Acquisition
On May 1, 2017, we acquired 100% of TMX Atrium, a global extranet and wireless services business, from TMX Group. TMX Atrium provides low-latency access to markets and market data across 12 countries, more than 30 major trading venues, and ultra-low latency wireless connectivity to access markets and market data in the Toronto, New Jersey and Chicago metro areas. The wireless assets consists of microwave and millimeter networks that transport market data and provide private bandwidth. Our customers are increasingly seeking wireless services for use in their trading strategies. TMX Atrium is now part of ICE Data Services and is being integrated with our connectivity services, including our Secure Financial Transaction Infrastructure, or SFTI network.
National Stock Exchange Acquisition
On January 31, 2017, we acquired 100% of National Stock Exchange, Inc., now named NYSE National. The acquisition gives the NYSE Group a fourth U.S. exchange license. NYSE National is distinct from NYSE Group’s three listings exchanges because

NYSE National will only be a trading venue and will not be a listings market. NYSE Group’s three listings exchanges, NYSE, NYSE MKT (NYSE MKT changed its name to NYSE American in July 2017) and NYSE Arca, have unique market models designed for corporate and ETF issuers. After closing the transaction, NYSE National ceased operations on February 1, 2017. We will engage with NYSE National members, buy-side participants and retail brokerage firms before finalizing operational plans for NYSE National’s re-launch, which is expected to occur in 2018.
Purchase of Minority Interests
For consolidated subsidiaries in which our ownership is less than 100% and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interest in our consolidated financial statements. As of December 31, 2016, non-controlling interest included those related to the operating results of our CDS clearing subsidiaries in which non-ICE limited partners held a 42.5% net profit sharing interest; ICE Endex in which Gasunie held a 21% ownership interest; and ICE Clear Netherlands in which ABN AMRO Clearing Bank N.V. held a 25% ownership interest. For both ICE Endex and ICE Clear Netherlands, in addition to the non-controlling interest reported in the consolidated statements of income, we reported redeemable non-controlling interest in the consolidated balance sheets which represents the minority interest redemption fair value for each company.
During June 2017, we purchased both Gasunie’s 21% minority ownership interest in ICE Endex and ABN AMRO Clearing Bank N.V.’s 25% minority ownership interest in ICE Clear Netherlands. Subsequent to these acquisitions, we own 100% of ICE Endex and ICE Clear Netherlands and will no longer include any non-controlling interest amounts for ICE Endex and ICE Clear Netherlands in our consolidated financial statements. During April 2017, we purchased 3.2% of the net profit sharing interest in our CDS clearing subsidiaries from a non-ICE limited partner and the remaining non-ICE limited partners hold a 39.3% net profit sharing interest as of June 30, 2017.
Pending Acquisition of Global Research Division’s Index Platform from Bank of America Merrill Lynch
On June 1, 2017, we announced a definitive agreement to acquire the Global Research division’s index platform from Bank of America Merrill Lynch, or BofAML. The BofAML indices are the second largest group of fixed income indices as measured by assets under management, or AUM, globally. Upon closing, the AUM benchmarked against our combined fixed income indices will be nearly $1 trillion, and the indices will be re-branded as the ICE BofAML indices.
NYSE Governance Services Divestiture
On June 1, 2017, we sold NYSE Governance Services to Marlin Heritage, L.P. NYSE Governance Services provides governance and compliance analytics and education solutions for organizations and their boards through dynamic learning solutions. We recognized a net loss of $6 million on the sale of NYSE Governance Services, which was recorded in depreciation and amortization expenses in the consolidated statements of income for the six months and three months ended June 30, 2017 (Note 4).
Interactive Data Managed Solutions Divestiture
On March 31, 2017, we sold Interactive Data Managed Solutions, or IDMS, a unit of Interactive Data, to FactSet. IDMS is a managed solutions and portal provider for the global wealth management industry. There was no gain or loss recognized on the sale of IDMS.

4.	Goodwill and Other Intangible Assets

The following is a summary of the activity in the goodwill balance for the six months ended June 30, 2017 (in millions):

Goodwill balance at December 31, 2016	$12,291
Acquisitions (divestitures), net	1
Foreign currency translation	43
Reclassification to held for sale	(331)
Other activity, net	(3)
Goodwill balance at June 30, 2017	$12,001

The following is a summary of the activity in the other intangible assets balance for the six months ended June 30, 2017 (in millions):

Other intangible assets balance at December 31, 2016	$10,420
Acquisitions (divestitures), net	5
Foreign currency translation	43
Reclassification to held for sale	(214)
Other activity, net	(9)
Amortization of other intangible assets	(142)
Other intangible assets balance at June 30, 2017	$10,103

We completed the acquisitions of TMX Atrium and NYSE National and sold NYSE Governance Services and IDMS during the six months ended June 30, 2017 (Note 3). We reclassified the net assets of Trayport, including the related goodwill and other intangible assets, to held for sale as of June 30, 2017 (Note 10). The foreign currency translation adjustments in the tables above result from a portion of our goodwill and other intangible assets being held at our U.K., Continental European and Canadian subsidiaries, some of whose functional currencies are not the U.S. dollar. The changes in other activity, net in the tables above primarily relate to adjustments to the fair value of the net tangible and identifiable intangible assets and liabilities relating to the acquisitions, with a corresponding adjustment to goodwill. We did not recognize any impairment losses on goodwill or other intangible assets during the six months and three months ended June 30, 2017 and 2016.

5.	Deferred Revenue

Deferred revenue represents cash received that is yet to be recognized as revenue. Total deferred revenue was $474 million as of June 30, 2017, including $338 million in current deferred revenue and $136 million in non-current deferred revenue. The changes in our deferred revenue during the six months ended June 30, 2017 are as follows (in millions):

	Annual Listings Revenue	Original Listings Revenues	Other Listings Revenues	Data Services and Other Revenues	Total
Deferred revenue balance at December 31, 2016	$—	$66	$83	$88	$237
Additions	366	12	39	256	673
Amortization	(184)	(7)	(21)	(214)	(426)
Less NYSE Governance Services, IDMS and Trayport (Notes 3 and 10)	—	—	—	(10)	(10)
Deferred revenue balance at June 30, 2017	$182	$71	$101	$120	$474

6.	Debt

Our total debt, including short-term and long-term debt, consisted of the following as of June 30, 2017 and December 31, 2016 (in millions):

	As of June 30, 2017	As of December 31, 2016
Debt:
Commercial Paper	$1,173	$1,642
NYSE Notes (2.00% senior unsecured notes due October 5, 2017)	850	851
Short-term debt	2,023	2,493
2018 Senior Notes (2.50% senior unsecured notes due October 15, 2018)	598	598
2020 Senior Notes (2.75% senior unsecured notes due December 1, 2020)	1,243	1,242
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	791	790
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,242	1,241
Long-term debt	3,874	3,871
Total debt	$5,897	$6,364

Credit Facility
We have entered into a $3.0 billion senior unsecured revolving credit facility, or the Credit Facility, with a maturity date of November 13, 2020. The Credit Facility includes an option for us to propose an increase in the aggregate amount available for borrowing by up to $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. On November 13, 2015, we utilized this option to increase the amount of the Credit Facility to $3.4 billion. The commitments under the Credit Facility will automatically reduce to $3.2 billion on April 3, 2019. No amounts were outstanding under the Credit Facility as of June 30, 2017.
Of the $3.4 billion that is currently available for borrowing under the Credit Facility, $1.2 billion is required to back-stop the amount outstanding under our Commercial Paper Program as of June 30, 2017. The amount required to back-stop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $2.2 billion available under the Credit Facility as of June 30, 2017 is available to us to use for working capital and general corporate purposes including, but not limited to, acting as a back-stop to future increases in the amounts outstanding under the Commercial Paper Program or to fund the redemption of the NYSE Notes discussed below.
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
Commercial paper notes of $1.2 billion with original maturities ranging from 3 to 75 days were outstanding as of June 30, 2017 under our Commercial Paper Program. As of June 30, 2017, the weighted average interest rate on the $1.2 billion outstanding under our Commercial Paper Program was 1.16% per annum, with a weighted average maturity of 21 days. We repaid $469 million of the amounts outstanding under the Commercial Paper Program during the six months ended June 30, 2017 primarily using net cash proceeds received from the sale of our investment in Cetip (Note 11) and cash flows from operations.
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
We currently sponsor employee and director stock option and restricted stock plans. Stock options and restricted stock are granted at the discretion of the compensation committee of the board of directors. All stock options and restricted stock awards are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options and restricted stock on the date of grant is recognized as expense over the vesting period, net of estimated forfeitures. The non-cash compensation expenses recognized in our consolidated statements of income for stock options and restricted stock were $68 million and $60 million for the six months ended June 30, 2017 and 2016, respectively, and $34 million and $31 million for the three months ended June 30, 2017 and 2016, respectively.
Stock Option Plans
The following is a summary of stock options for the six months ended June 30, 2017:

	Number of Options	Weighted Average Exercise Price per Option
Outstanding at December 31, 2016	3,878,705	$36.05
Granted	730,913	57.34
Exercised	(220,020)	27.56
Outstanding at June 30, 2017	4,389,598	40.02

Details of stock options outstanding as of June 30, 2017 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Vested or expected to vest	4,389,598	$40.02	6.8	$114
Exercisable	3,097,035	$34.58	5.9	$97
The total intrinsic value of stock options exercised during the six months ended June 30, 2017 and 2016 were $7 million and $10 million, respectively, and $4 million and $7 million for the three months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there were $12 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.0 years as the stock options vest.
We use the Black-Scholes option pricing model for purposes of valuing stock option awards. During the six months ended June 30, 2017 and 2016, we used the weighted-average assumptions in the table below to compute the value of all options for shares of common stock granted to employees:

	Six Months Ended June 30,
Assumptions:	2017	2016
Risk-free interest rate	1.84%	1.51%
Expected life in years	5.0	5.0
Expected volatility	21%	24%
Expected dividend yield	1.40%	1.36%
Estimated weighted-average fair value of options granted per share	$10.50	$9.88
The risk-free interest rate is based on the zero-coupon U.S. Treasury yield curve in effect at the time of grant. The expected life computation is derived from historical exercise patterns and anticipated future patterns. Expected volatilities are based on historical volatility of our stock.
Restricted Stock Plans
In January 2017, we reserved a maximum of 1,534,218 restricted shares for potential issuance as performance-based restricted shares to certain of our employees. The number of shares that will ultimately be granted under this award will be based on our actual financial performance as compared to financial performance targets set by our board of directors and compensation committee for the year ending December 31, 2017, as well as our 2017 total shareholder return as compared to that of the S&P 500 Index. The maximum compensation expense to be recognized under these performance-based restricted shares is $85 million if the maximum financial performance target is met and all 1,534,218 shares vest. The compensation expense to be recognized under these performance-based restricted shares will be $42 million if the target financial performance is met, which would result in 767,109 shares vesting. We will recognize expense on an accelerated basis over the three-year vesting period based on our quarterly assessment of the probable 2017 actual financial performance as compared to the 2017 financial performance targets. As of June 30, 2017, we determined that it is probable that the financial performance level will be at target for 2017. Based on this assessment, we recorded non-cash compensation expense of $12 million and $7 million for the six months and three months ended June 30, 2017, respectively, related to these shares and the remaining $30 million in non-cash compensation expense will be recorded on an accelerated basis over the remaining vesting period, including $13 million of which will be recorded over the remainder of 2017.
The following is a summary of the non-vested restricted shares for the six months ended June 30, 2017:

	Number of Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share
Non-vested at December 31, 2016	6,435,871	$45.33
Granted	3,148,277	57.19
Vested	(3,265,749)	44.51
Forfeited	(270,695)	51.06
Non-vested at June 30, 2017	6,047,704	52.25
Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance-based shares have been presented to reflect the actual shares to be issued based on the achievement of past performance targets. Non-vested performance-based restricted shares granted are presented in the table above at the target number of restricted shares that would vest if the maximum performance targets are met. As of June 30, 2017, there were $205 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted-average period of 2.0 years as the restricted stock vests. These unrecognized compensation costs assume that a target performance level will be met on the performance-based restricted shares granted in January 2016. During the six months ended June 30, 2017 and 2016, the total fair value of restricted stock vested under all restricted stock plans was $203 million and $112 million, respectively.
Stock Repurchase Program
In August 2016, our board of directors approved an aggregate of $1.0 billion for future repurchases of our common stock with no fixed expiration date, subject to applicable laws and regulations. The shares repurchased are held in treasury stock. As of June 30, 2017, the remaining board authorization permits repurchases of up to $481 million of our common stock. We expect funding for any share repurchases to come from our operating cash flow or borrowings under our debt facilities or commercial paper program. Repurchases may be made from time to time on the open market, through established trading plans, in privately-negotiated transactions or otherwise, in accordance with all applicable securities laws, rules and regulations. We have entered into a Rule 10b5-1 trading plan, as authorized by our board of directors, to govern some or all of the repurchases of our shares of common stock, and we began to repurchase shares in October 2016. We may discontinue the stock repurchases at any time and may amend or terminate the Rule 10b5-1 trading plan at any time. The approval of our board of directors for the share repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our board of directors may increase or decrease the amount of capacity we have for repurchases from time to time.
During the six months ended June 30, 2017, we repurchased 7,827,513 shares of our outstanding common stock at a cost of $469 million. These repurchases were completed on the open market and under our 10b5-1 trading plan. The timing and extent of future repurchases that are not made pursuant to a Rule 10b5-1 trading plan will be at our discretion and will depend upon many conditions. Our management periodically reviews whether or not to be active in repurchasing our stock. In making a determination regarding any stock repurchases, we consider multiple factors. The factors may include: overall stock market conditions, our common stock price movements, the remaining amount authorized for repurchases by our board of directors, the potential impact of a stock repurchase program on our corporate debt ratings, our expected free cash flow and working capital needs, our current and future planned strategic growth initiatives, and other potential uses of our cash and capital resources.
Dividends
During the six months ended June 30, 2017 and 2016, we paid cash dividends per share of $0.40 and $0.34, respectively, for an aggregate payout of $239 million and $205 million, respectively. The declaration of dividends is subject to the discretion of our board of directors, and may be affected by various factors, including our future earnings, financial condition, capital requirements, levels of indebtedness, credit ratings and other considerations our board of directors deem relevant. Our board of directors has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be determined quarterly by the board or audit committee of the board of directors taking into account such factors as our evolving business model, prevailing business conditions and our financial results and capital requirements, without a predetermined annual net income payout ratio.

8.	Income Taxes
Our effective tax rate was 27% and 30% for the six months ended June 30, 2017 and 2016, respectively, and 25% and 30% for the three months ended June 30, 2017 and 2016, respectively. The effective tax rates for the six months and three months ended June 30, 2017 and 2016 were lower than the federal statutory rate primarily due to favorable foreign income tax rate differentials, partially offset by state income taxes. Favorable foreign income tax rate differentials result primarily from lower income tax rates in the U.K. and various other lower tax jurisdictions as compared to the income tax rates in the U.S. The effective tax rates for the six months and three months ended June 30, 2017 are lower than the effective tax rates for the comparable periods in 2016 primarily due to tax benefits associated with a divestiture.
Our non-U.S. subsidiaries had $4.1 billion in cumulative undistributed earnings as of June 30, 2017. This amount represents the post-income tax earnings under U.S. GAAP adjusted for previously taxed income. The earnings from our non-U.S. subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability is not practicable. Any future distribution by way of dividend of these non-U.S. earnings may subject us to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to various non-U.S. countries.

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

•	ICE Clear Credit performs the clearing and settlement for CDS contracts submitted for clearing in North America.

•	ICE Clear US performs the clearing and settlement of agricultural, metals, currencies and financial futures and options contracts traded through ICE Futures U.S.

•	ICE Clear Canada performs the clearing and settlement for all futures and options contracts traded through ICE Futures Canada.

•	ICE Clear Netherlands is preparing to provide clearing services to Euronext, which are expected to commence during the second half of 2018.

•	ICE Clear Singapore performs the clearing and settlement for all futures and options contracts traded through ICE Futures Singapore.
Each of the ICE Clearing Houses requires all clearing members to maintain cash on deposit or pledge certain assets, which may include government obligations, non-government obligations or gold to guarantee performance of the clearing members’ open positions. Such amounts in total are known as “original margin”. The ICE Clearing Houses may make intraday original margin calls in circumstances where market conditions require additional protection. The daily profits and losses from and to the ICE Clearing Houses due to the marking-to-market of open contracts are known as “variation margin”. The ICE Clearing Houses mark all outstanding contracts to market, and therefore pay and collect variation margin, at least once daily, and in some cases multiple times throughout the day. Marking-to-market allows the ICE Clearing Houses to identify any clearing members that may be unable to satisfy the financial obligations resulting from changes in the prices of their open contracts before those financial obligations become exceptionally large and jeopardize the ability of the ICE Clearing Houses to ensure financial performance of clearing members’ open positions.
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
The ICE Clearing Houses seek to reduce their exposure through a risk management program that includes initial and ongoing financial standards for clearing member admission and continued membership, original and variation margin requirements, and mandatory deposits to the guaranty fund. The amounts that the clearing members are required to maintain in the original margin and guaranty fund accounts are determined by standardized parameters established by the risk management departments and reviewed by the risk committees and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time. As of June 30, 2017 and December 31, 2016, the ICE Clearing Houses have received or have been pledged $96.4 billion and $95.7 billion, respectively, in cash and non-cash collateral in original margin and guaranty fund deposits to cover price movements of underlying contracts for both periods. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations up to the limits established under the respective rules of each ICE Clearing House.
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
We have contributed $150 million, $50 million and $50 million in cash to the ICE Clear Europe, ICE Clear Credit and ICE Clear US guaranty funds, respectively, as of June 30, 2017, and such amounts are at risk and could be used in the event of a clearing member default where the amount of the defaulting clearing member’s original margin and guaranty fund deposits are insufficient. We have also contributed $4 million in cash in total to the ICE Clear Canada, ICE Clear Netherlands and ICE Clear Singapore guaranty funds. The $254 million combined contributions to the guaranty funds as of June 30, 2017 and December 31, 2016 are included in long-term restricted cash in the accompanying consolidated balance sheets.
As of June 30, 2017, our cash margin deposits and guaranty fund were as follows for the ICE Clearing Houses (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear US	Other ICE Clearing Houses	Total
Original margin	$20,898	$21,883	$5,410	$90	$48,281
Guaranty fund	2,625	2,332	317	30	5,304
Total	$23,523	$24,215	$5,727	$120	$53,585
As of December 31, 2016, our cash margin deposits and guaranty fund were as follows for the ICE Clearing Houses (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear US	Other ICE Clearing Houses	Total
Original margin	$27,046	$16,833	$6,184	$107	$50,170
Guaranty fund	2,444	2,135	316	85	4,980
Total	$29,490	$18,968	$6,500	$192	$55,150
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
Of the cash held by the ICE Clearing Houses, as of June 30, 2017, $30.6 billion is secured in reverse repurchase agreements with primarily overnight maturities or direct investment in government securities. ICE Clear Credit, a systemically important financial market utility as designated by the Financial Stability Oversight Council, held $19.4 billion of its U.S. dollar cash in the guaranty fund and in original margin in cash accounts at the Federal Reserve Bank of Chicago as of June 30, 2017. The remaining cash deposits at the ICE Clearing Houses are held in demand deposit accounts at large, highly rated financial institutions and directly in U.S. Treasury securities with original maturities of less than 12 months. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments and repurchase agreements.
In addition to the cash deposits for original margin and the guaranty fund, the ICE Clearing Houses have also received other assets from clearing members, which include government obligations, and may include other non-cash collateral such as certain agency and corporate debt or gold to mitigate credit risk. These assets are not reflected in the accompanying consolidated balance sheets as the risks and rewards of these assets remain with the clearing members unless the ICE Clearing Houses have sold or re-pledged the assets or in the event of a clearing member default, where the clearing member is no longer entitled to redeem the assets. Any income, gain or loss accrues to the clearing member. For certain non-cash deposits, the ICE Clearing Houses may impose discount or “haircut” rates to ensure adequate collateral levels to account for fluctuations in the market value of these deposits. As of June 30, 2017 and December 31, 2016, the assets pledged by the clearing members as original margin and guaranty fund deposits for each of the ICE Clearing Houses are detailed below (in millions):

	As of June 30, 2017				As of December 31, 2016
	ICE Clear Europe	ICE Clear Credit	ICE Clear US	Other ICE Clearing Houses	ICE Clear Europe	ICE Clear Credit	ICE Clear US	Other ICE Clearing Houses
Original margin:
Government securities at face value	$26,131	$4,201	$11,926	$19	$22,961	$6,013	$10,542	$37
Other	—	—	—	—	—	—	—	368
Total	$26,131	$4,201	$11,926	$19	$22,961	$6,013	$10,542	$405
Guaranty fund:
Government securities at face value	$311	$44	$163	$3	$217	$178	$147	$40

10.	Held for Sale
On December 11, 2015, we acquired 100% of Trayport in a stock transaction. The total purchase price was $620 million, comprised of 12.6 million shares of our common stock. Trayport is a software company that licenses its technology to serve exchanges, OTC brokers and traders to facilitate electronic and hybrid trade execution primarily in the energy markets.

The U.K. Competition and Markets Authority, or the CMA, undertook a review of our acquisition of Trayport under the merger control laws of the U.K. In October 2016, the CMA issued its findings and ordered a divestment of Trayport to remedy what the CMA determined to be a substantial lessening of competition. In November 2016, we filed an appeal with the Competition Appeal Tribunal, or the CAT, to challenge the CMA’s decision. In March 2017, the CAT upheld the CMA decision that we should divest Trayport. Following the CAT’s judgment, we asked for leave to appeal the CAT’s decision at the U.K. Court of Appeals. In May 2017, the U.K. Court of Appeals denied our request for leave to appeal. We are now obligated to sell Trayport.
The functional currency of Trayport is the pound sterling, as this is the currency in which Trayport operates. The $620 million in Trayport net assets were recorded on our December 11, 2015 opening balance sheet at a pound sterling/U.S. dollar exchange rate of 1.5218 (£407 million). Because our consolidated financial statements are presented in U.S. dollars, we must translate the Trayport net assets into U.S. dollars at the exchange rates in effect at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against the pound sterling will affect the value of the Trayport balance sheet, with gains or losses included in the cumulative translation adjustment account, a component of equity. As a result of the decrease in the pounds sterling/U.S. dollar exchange rate to 1.3025 as of June 30, 2017, the portion of our equity attributable to the Trayport net assets in accumulated other comprehensive loss from foreign currency translation was $89 million as of June 30, 2017.
As of June 30, 2017, we have classified Trayport as held for sale and ceased depreciation and amortization of the property and equipment and other intangible assets (Note 2). Upon classification of Trayport as held for sale, we have determined that the adjusted carrying value of Trayport’s net assets as of June 30, 2017 of $610 million, which is equal to the $521 million carrying value plus the $89 million in accumulated other comprehensive loss from foreign currency translation, is lower than the estimated fair value of Trayport, less the costs to dispose of the business. We will continue to evaluate the fair value of Trayport until it is sold, including reviewing the bids received for Trayport; its operating performance; its financial projections; changes in the business and regulatory climate in which it operates; the volatility in the capital markets; and the volatility in the pound sterling/U.S. dollar exchange rate. Any changes in these factors could result in adjustments to Trayport’s fair value.
Trayport is included in our data and listings segment. The total assets held for sale as of June 30, 2017 were $578 million and were reclassified and are included in “prepaid expenses and other current assets” in our accompanying consolidated balance sheet and the total liabilities held for sale as of June 30, 2017 were $57 million and were reclassified and are included in “other current liabilities” in our accompanying consolidated balance sheet. The carrying amounts of the major classes of assets and liabilities of Trayport are as follows as of June 30, 2017 (in millions):

Assets held for sale:
Cash and cash equivalents	$6
Goodwill	331
Other intangibles, net	214
Other current and non-current assets	27
Total assets held for sale (included in prepaid expenses and other current assets)	$578

Liabilities held for sale:
Deferred tax liabilities, net	$38
Other current and non-current liabilities	19
Total liabilities held for sale (included in other current liabilities)	$57

Accumulated other comprehensive loss from foreign currency translation classified as held for sale in equity	$89

11.	Fair Value Measurements
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
Financial assets and liabilities recorded in the accompanying consolidated balance sheets as of June 30, 2017 and December 31, 2016 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. Financial instruments measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 are as follows (in millions):

	As of June 30, 2017			As of December 31, 2016
	Level 1	Level 2 and 3	Total	Level 1	Level 2 and 3	Total
Assets at fair value:
Long-term investment in equity securities	$—	$—	$—	$432	$—	$432
U.S. Treasury securities	469	—	469	500	—	500
Mutual Funds	17	—	17	23	—	23
Total assets at fair value	$486	$—	$486	$955	$—	$955
As of June 30, 2017, the fair value of our $1.24 billion 2020 Senior Notes was $1.27 billion, the fair value of our $1.24 billion 2025 Senior Notes was $1.31 billion, the fair value of our $850 million NYSE Notes was $850 million, the fair value of our $791 million 2023 Senior Notes was $841 million, and the fair value of our $598 million 2018 Senior Notes was $606 million. The fair values of these fixed rate notes were estimated using quoted market prices for these instruments. The fair value of our commercial paper approximates the carrying value since the rates of interest on this short-term debt approximate market rates as of June 30, 2017. All other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.
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
On March 29, 2017, Cetip and BM&FBOVESPA S.A. finalized a merger agreement. BM&FBOVESPA S.A., which changed its name to B3 S.A. - Brasil, Bolsa, Balcao, or B3, following the merger with Cetip, is a stock exchange and operator of registration, clearing, custodial and settlement services for equities, financial securities, indices, rates, commodities and currencies and is located in São Paulo, Brazil. The merger valued our Cetip investment at $500 million. We received the proceeds in cash and in B3 common stock.
The cash component was valued at $319 million, which was subject to Brazilian capital gains tax of $28 million that was remitted to the Brazilian tax authorities in March 2017. We received net cash proceeds in April 2017 of $286 million, which is net of a foreign exchange loss of $6 million that was incurred in April 2017. We received 29,623,756 B3 common shares valued at their quoted market price of $181 million. In April 2017, we sold the B3 common shares for net proceeds of $152 million, which is net of a capital gain tax of $26 million that was remitted to the Brazilian tax authorities and further transaction expenses of $3 million that were incurred in April 2017. We used the $438 million in net cash and stock proceeds received from the merger and sale of B3 shares to pay down amounts outstanding under our Commercial Paper Program and for share repurchases.
The $500 million fair value of our investment in Cetip included an accumulated unrealized gain of $176 million, based on the $324 million cost basis. In connection with the sale of our equity investment in Cetip, the $176 million, accumulated unrealized gain was reclassified out of accumulated other comprehensive income and was recognized in other income as a realized investment gain in the accompanying consolidated statement of income for the six months ended June 30, 2017.
As of June 30, 2017, we held $469 million in U.S. Treasury securities. Of these securities, $319 million were recorded as short-term restricted cash and investments and $150 million were recorded as long-term restricted cash and investments in the accompanying consolidated balance sheet as of June 30, 2017. We account for the U.S. Treasury securities held using the available-for-sale method.

Mutual funds represent equity and fixed income mutual funds held for the purpose of providing future payments for the supplemental executive savings plan and the supplemental executive retirement plan and are classified as available-for-sale securities.
We did not use Level 2 and 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of June 30, 2017 or December 31, 2016. We measure certain assets, such as intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of June 30, 2017 and December 31, 2016, none of these assets were required to be recorded at fair value since no impairment indicators were present.

12.	Condensed Consolidating Financial Statements (Unaudited)

In connection with our acquisition of NYSE, Intercontinental Exchange, Inc., or ICE, and NYSE Holdings LLC, or NYSE Holdings, established various guarantees to protect against structural subordination of each entity’s existing indebtedness. NYSE Holdings is our 100% owned subsidiary and fully and unconditionally guarantees, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of our senior notes. Similarly, ICE fully and unconditionally guarantees, on an unsecured and unsubordinated basis, the payment of principal, premium, if any, and interest of the NYSE Notes. The ICE guarantees will remain in place until the earlier of when the NYSE Notes are paid off or mature in October 2017 and certain other actions are taken to terminate the guarantees. After all of the guarantees are terminated, we will cease including a Condensed Consolidating Financial Statements footnote in our quarterly and annual filings.

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

Intercontinental Exchange, Inc.
Condensed Consolidating Balance Sheets
As of June 30, 2017
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Current assets:
Cash and cash equivalents	$1	$—	$397	$—	$398
Intercompany receivable	2,398	—	—	(2,398)	—
Margin deposits and guaranty funds	—	—	53,585	—	53,585
Notes receivable from affiliate, current	—	281	42	(323)	—
Other current assets	2	—	2,463	—	2,465
Total current assets	2,401	281	56,487	(2,721)	56,448
Property and equipment, net	—	—	1,161	—	1,161
Other non-current assets:
Goodwill and other intangible assets, net	—	—	22,104	—	22,104
Investment in subsidiaries	24,302	13,912	—	(38,214)	—
Notes receivable from affiliate, non-current	620	6,602	8,405	(15,627)	—
Other non-current assets	106	11	494	—	611
Total other non-current assets	25,028	20,525	31,003	(53,841)	22,715
Total assets	$27,429	$20,806	$88,651	$(56,562)	$80,324

Current liabilities:
Short-term debt	$1,173	$850	$—	$—	$2,023
Margin deposits and guaranty funds	—	—	53,585	—	53,585
Intercompany payable	—	1,805	593	(2,398)	—
Notes payable to affiliates, current	283	40	—	(323)	—
Other current liabilities	20	—	1,191	—	1,211
Total current liabilities	1,476	2,695	55,369	(2,721)	56,819
Non-current liabilities:
Long-term debt	3,874	—	—	—	3,874
Notes payable to affiliates, non-current	6,177	2,228	7,222	(15,627)	—
Other non-current liabilities	4	—	3,694	—	3,698
Total non-current liabilities	10,055	2,228	10,916	(15,627)	7,572
Total liabilities	11,531	4,923	66,285	(18,348)	64,391

Equity:
Total shareholders’ equity	15,898	15,883	22,331	(38,214)	15,898
Non-controlling interest in consolidated subsidiaries	—	—	35	—	35
Total equity	15,898	15,883	22,366	(38,214)	15,933
Total liabilities and equity	$27,429	$20,806	$88,651	$(56,562)	$80,324

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

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Six Months Ended June 30, 2017
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing, net	$—	$—	$1,615	$—	$1,615
Data services	—	—	1,041	—	1,041
Listings and other revenues	—	—	307	—	307
Revenues	—	—	2,963	—	2,963
Transaction-based expenses	—	—	621	—	621
Revenues, less transaction-based expenses	—	—	2,342	—	2,342
Operating expenses:
Compensation and benefits	1	—	478	—	479
Acquisition-related transaction and integration costs	—	—	23	—	23
Technology and communication	—	—	195	—	195
Selling, general, administrative and other	—	—	178	—	178
Depreciation and amortization	—	—	276	—	276
Operating expenses	1	—	1,150	—	1,151
Operating income (loss)	(1)	—	1,192	—	1,191
Intercompany interest on loans	(25)	35	(10)	—	—
Other income (expense), net	(71)	(8)	176	—	97
Total other income (expense), net	(96)	27	166	—	97
Income (loss) before income taxes	(97)	27	1,358	—	1,288
Income tax expense	—	—	352	—	352
Equity earnings from subsidiaries	1,017	765	—	(1,782)	—
Net income	$920	$792	$1,006	$(1,782)	$936
Net income attributable to non-controlling interest	—	—	(16)	—	(16)
Net income attributable to ICE	$920	$792	$990	$(1,782)	$920

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Comprehensive Income
Six Months Ended June 30, 2017
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income	$920	$792	$1,006	$(1,782)	$936
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	85	—	85
Change in fair value of available-for-sale-securities	—	—	68	—	68
Reclassification of realized gain on available-for-sale investment to other income	—	—	(176)	—	(176)
Total other comprehensive loss	—	—	(23)	—	(23)
Comprehensive loss of subsidiaries	(23)	(38)	—	61	—
Comprehensive income	897	754	983	(1,721)	913
Comprehensive income attributable to non-controlling interests	—	—	(16)	—	(16)
Comprehensive income attributable to ICE	$897	$754	$967	$(1,721)	$897

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Three Months Ended June 30, 2017
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing, net	$—	$—	$817	$—	$817
Data services	—	—	521	—	521
Listings and other revenues	—	—	156	—	156
Revenues	—	—	1,494	—	1,494
Transaction-based expenses	—	—	316	—	316
Revenues, less transaction-based expenses	—	—	1,178	—	1,178
Operating expenses:
Compensation and benefits	—	—	234	—	234
Acquisition-related transaction and integration costs	—	—	9	—	9
Technology and communication	—	—	97	—	97
Selling, general, administrative and other	—	—	87	—	87
Depreciation and amortization	—	—	142	—	142
Operating expenses	—	—	569	—	569
Operating income	—	—	609	—	609
Intercompany interest on loans	(15)	17	(2)	—	—
Other expense, net	(34)	(4)	(6)	—	(44)
Total other income (expense), net	(49)	13	(8)	—	(44)
Income (loss) before income taxes	(49)	13	601	—	565
Income tax expense	—	—	139	—	139
Equity earnings from subsidiaries	467	335	—	(802)	—
Net income	$418	$348	$462	$(802)	$426
Net income attributable to non-controlling interest	—	—	(8)	—	(8)
Net income attributable to ICE	$418	$348	$454	$(802)	$418

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Comprehensive Income
Three Months Ended June 30, 2017
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net income	$418	$348	$462	$(802)	$426
Other comprehensive income:
Foreign currency translation adjustments	—	—	60	—	60
Total other comprehensive income	—	—	60	—	60
Comprehensive income of subsidiaries	60	49	—	(109)	—
Comprehensive income	478	397	522	(911)	486
Comprehensive income attributable to non-controlling interests	—	—	(8)	—	(8)
Comprehensive income attributable to ICE	$478	$397	$514	$(911)	$478

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Six Months Ended June 30, 2016
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing, net	$—	$—	$1,789	$—	$1,789
Data services	—	—	974	—	974
Listings and other revenues	—	—	295	—	295
Revenues	—	—	3,058	—	3,058
Transaction-based expenses	—	—	775	—	775
Revenues, less transaction-based expenses	—	—	2,283	—	2,283
Operating expenses:
Compensation and benefits	1	—	471	—	472
Acquisition-related transaction and integration costs	—	—	47	—	47
Technology and communication	—	—	184	—	184
Selling, general, administrative and other	—	—	156	—	156
Depreciation and amortization	—	—	289	—	289
Operating expenses	1	—	1,147	—	1,148
Operating income (loss)	(1)	—	1,136	—	1,135
Intercompany interest on loans	(10)	16	(6)	—	—
Other income (expense), net	(79)	(8)	8	—	(79)
Total other income (expense), net	(89)	8	2	—	(79)
Income (loss) before income taxes	(90)	8	1,138	—	1,056
Income tax expense	—	—	316	—	316
Equity earnings from subsidiaries	816	611	—	(1,427)	—
Net income	$726	$619	$822	$(1,427)	$740
Net income attributable to non-controlling interest	—	—	(14)	—	(14)
Net income attributable to ICE	$726	$619	$808	$(1,427)	$726

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

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Income
Three Months Ended June 30, 2016
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Revenues:
Transaction and clearing, net	$—	$—	$860	$—	$860
Data services	—	—	497	—	497
Listings and other revenues	—	—	147	—	147
Revenues	—	—	1,504	—	1,504
Transaction-based expenses	—	—	375	—	375
Revenues, less transaction-based expenses	—	—	1,129	—	1,129
Operating expenses:
Compensation and benefits	1	—	235	—	236
Acquisition-related transaction and integration costs	—	—	20	—	20
Technology and communication	—	—	92	—	92
Selling, general, administrative and other	—	—	84	—	84
Depreciation and amortization	—	—	146	—	146
Operating expenses	1	—	577	—	578
Operating income (loss)	(1)	—	552	—	551
Intercompany interest on loans	(6)	8	(2)	—	—
Other income (expense), net	(38)	(4)	7	—	(35)
Total other income (expense), net	(44)	4	5	—	(35)
Income (loss) before income taxes	(45)	4	557	—	516
Income tax expense	—	—	153	—	153
Equity earnings from subsidiaries	402	324	—	(726)	—
Net income	$357	$328	$404	$(726)	$363
Net income attributable to non-controlling interest	—	—	(6)	—	(6)
Net income attributable to ICE	$357	$328	$398	$(726)	$357

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

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2017
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net cash provided by (used in) operating activities	$(14)	$121	$951	$40	$1,098
Investing activities:
Cash received for divestitures (net of cash paid for acquisitions)	—	—	10	—	10
Loans to subsidiaries	(63)	(644)	(2,051)	2,758	—
Capital expenditures and capitalized software development costs	—	—	(150)	—	(150)
Increase in restricted cash and investments	—	—	(89)	—	(89)
Proceeds from sale of Cetip, net	—	—	438	—	438
Net cash provided by (used in) investing activities	(63)	(644)	(1,842)	2,758	209
Financing activities:
Repayments of commercial paper, net	(469)	—	—	—	(469)
Intercompany borrowing	1,398	523	837	(2,758)	—
Dividends to shareholders	(239)	—	—	—	(239)
Intercompany dividends	—	—	40	(40)	—
Repurchases of common stock	(469)	—	—	—	(469)
Other financing activities	(144)	—	—	—	(144)
Net cash provided by (used in) financing activities	77	523	877	(2,798)	(1,321)
Effect of exchange rates on cash and cash equivalents	—	—	5	—	5
Net decrease in cash and cash equivalents	—	—	(9)	—	(9)
Cash and cash equivalents, beginning of period	1	—	406	—	407
Cash and cash equivalents, end of period	$1	$—	$397	$—	$398

Intercontinental Exchange, Inc.
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2016
(In millions)

	ICE (Parent)	Subsidiary Guarantor - NYSE Holdings	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net cash provided by (used in) operating activities	$(40)	$59	$1,149	$(65)	$1,103
Investing activities:
Loans to subsidiaries	(91)	(1,943)	(1,554)	3,588	—
Capital expenditures and capitalized software development costs	—	—	(157)	—	(157)
Increase in restricted cash and investments	—	—	(75)	—	(75)
Other investing activities	—	—	(70)	—	(70)
Net cash used in investing activities	(91)	(1,943)	(1,856)	3,588	(302)
Financing activities:
Repayments of commercial paper, net	(780)	(1)	—	—	(781)
Intercompany borrowing	1,152	1,885	551	(3,588)	—
Dividends to shareholders	(205)	—	—	—	(205)
Intercompany dividends	—	—	(65)	65	—
Other financing activities	(35)	—	(10)	—	(45)
Net cash provided by (used in) financing activities	132	1,884	476	(3,523)	(1,031)
Effect of exchange rates on cash and cash equivalents	—	—	(7)	—	(7)
Net increase (decrease) in cash and cash equivalents	1	—	(238)	—	(237)
Cash and cash equivalents, beginning of period	1	—	626	—	627
Cash and cash equivalents, end of period	$2	$—	$388	$—	$390

13.	Segment Reporting

We operate two business segments: our Trading and Clearing segment and our Data and Listings segment. This presentation is reflective of how our chief operating decision maker reviews and operates our business. Our Trading and Clearing segment comprises our transaction-based execution and clearing businesses. Our Data and Listings segment comprises our subscription-based data services and securities listings businesses. Our chief operating decision maker does not review total assets, intersegment revenues/expenses or statements of income below operating income by segments; therefore, such information is not presented below. Financial data for our business segments is as follows for the six months and three months ended June 30, 2017 and 2016 (in millions):

	Trading and Clearing Segment	Data and Listings Segment	Consolidated
Six Months Ended June 30, 2017:
Revenues, less transaction-based expenses	$1,088	$1,254	$2,342
Operating expenses	430	721	1,151
Operating income	658	533	1,191
Six Months Ended June 30, 2016:
Revenues, less transaction-based expenses	$1,101	$1,182	$2,283
Operating expenses	427	721	1,148
Operating income	674	461	1,135

	Trading and Clearing Segment	Data and Listings Segment	Consolidated
Three Months Ended June 30, 2017
Revenues, less transaction-based expenses	$550	$628	$1,178
Operating expenses	214	355	569
Operating income	336	273	609
Three Months Ended June 30, 2016
Revenues, less transaction-based expenses	$527	$602	$1,129
Operating expenses	214	364	578
Operating income	313	238	551

Revenue from two clearing members of our Trading and Clearing segment comprised 10% of our Trading and Clearing revenues for the six months and three months ended June 30, 2017 and revenue from one clearing members of our Trading and Clearing segment comprised 10% of our Trading and Clearing revenues for the six months ended June 30, 2016. Clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, we believe that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional customers or clearing members accounted for more than 10% of our segment revenues or consolidated revenues for the six months and three months ended June 30, 2017 and 2016.

14.	Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the six months and three months ended June 30, 2017 and 2016 (in millions, except per share amounts):

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Basic:
Net income attributable to Intercontinental Exchange, Inc.	$920	$726	$418	$357
Weighted average common shares outstanding	593	595	591	595
Basic earnings per common share	$1.55	$1.22	$0.71	$0.60
Diluted:
Weighted average common shares outstanding	593	595	591	595
Effect of dilutive securities - stock options and restricted shares	4	3	4	4
Diluted weighted average common shares outstanding	597	598	595	599
Diluted earnings per common share	$1.54	$1.21	$0.70	$0.60
Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. During the six months ended June 30, 2017 and 2016, 726,696 and 751,615 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share since the inclusion would have had an antidilutive effect because the outstanding stock option exercise prices were greater than the average market price of the common shares during the relevant periods. Certain figures in the table above may not recalculate due to rounding.

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
Recent Developments
Pending Divestiture of Trayport and Its Classification as Held for Sale
On December 11, 2015, we acquired 100% of Trayport in a stock transaction. The total purchase price was $620 million, comprised of 12.6 million shares of our common stock. Trayport is a software company that licenses its technology to serve exchanges, OTC brokers and traders to facilitate electronic and hybrid trade execution primarily in the energy markets.
The U.K. Competition and Markets Authority, or the CMA, undertook a review of our acquisition of Trayport under the merger control laws of the U.K. In October 2016, the CMA issued its findings and ordered a divestment of Trayport to remedy what the CMA determined to be a substantial lessening of competition. In November 2016, we filed an appeal with the Competition Appeal Tribunal, or the CAT, to challenge the CMA’s decision. In March 2017, the CAT upheld the CMA decision that we should divest Trayport. Following the CAT’s judgment, we asked for leave to appeal the CAT’s decision at the U.K. Court of Appeals. In May 2017, the U.K. Court of Appeals denied our request for leave to appeal. We are now obligated to sell Trayport.
The functional currency of Trayport is the pound sterling, as this is the currency in which Trayport operates. The $620 million in Trayport net assets were recorded on our December 11, 2015 opening balance sheet at a pound sterling/U.S. dollar exchange rate of 1.5218 (£407 million). Because our consolidated financial statements are presented in U.S. dollars, we must translate the Trayport net assets into U.S. dollars at the exchange rates in effect at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against the pound sterling will affect the value of the Trayport balance sheet, with gains or losses included in the cumulative translation adjustment account, a component of equity. As a result of the decrease in the pounds sterling/U.S. dollar exchange rate to 1.3025 as of June 30, 2017, the portion of our equity attributable to the Trayport net assets in accumulated other comprehensive loss from foreign currency translation was $89 million as of June 30, 2017.
As of June 30, 2017, we have classified Trayport as held for sale and ceased depreciation and amortization of the property and equipment and other intangible assets. Upon classification of Trayport as held for sale, we have determined that the adjusted carrying value of Trayport’s net assets as of June 30, 2017 of $610 million, which is equal to the $521 million carrying value plus the $89 million in accumulated other comprehensive loss from foreign currency translation, is lower than the estimated fair value of Trayport, less the costs to dispose of the business. We will continue to evaluate the fair value of Trayport until it is sold, including reviewing the bids received for Trayport; its operating performance; its financial projections; changes in the business and regulatory climate in which it operates; the volatility in the capital markets; and the volatility in the pound sterling/U.S. dollar exchange rate. Any changes in these factors could result in adjustments to Trayport’s fair value.
Trayport is included in our data and listings segment. The total assets held for sale as of June 30, 2017 were $578 million and were reclassified and are included in “prepaid expenses and other current assets” in our accompanying consolidated balance sheet and the total liabilities held for sale as of June 30, 2017 were $57 million and were reclassified and are included in “other current liabilities” in our accompanying consolidated balance sheet. Refer to note 10 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report, for more information on the pending divestiture of Trayport and its classification as held for sale.
Purchase of Minority Interests
During June 2017, we purchased both Gasunie’s 21% minority ownership interest in ICE Endex and ABN AMRO Clearing Bank N.V.’s 25% minority ownership interest in ICE Clear Netherlands. Subsequent to these acquisitions, we own 100% of ICE Endex and ICE Clear Netherlands and will no longer include any non-controlling interest amounts for ICE Endex and ICE Clear Netherlands in our consolidated financial statements. During April 2017, we purchased 3.2% of the net profit sharing interest in our CDS clearing subsidiaries from a non-ICE limited partner and the remaining non-ICE limited partners hold a 39.3% net profit sharing interest as of June 30, 2017. See “- Consolidated Non-Operating Income (Expense)” below.
NYSE Governance Services Divestiture
On June 1, 2017, we sold NYSE Governance Services to Marlin Heritage, L.P. NYSE Governance Services provides governance and compliance analytics and education solutions for organizations and their boards through dynamic learning solutions. We recognized a net loss of $6 million on the sale of NYSE Governance Services, which was recorded in depreciation and amortization expenses in the consolidated statements of income for the six months and three months ended June 30, 2017.

Pending Acquisition of Global Research Division’s Index Platform from Bank of America Merrill Lynch
On June 1, 2017, we announced a definitive agreement to acquire the Global Research division’s index platform from Bank of America Merrill Lynch, or BofAML. The BofAML indices are the second largest group of fixed income indices as measured by assets under management, or AUM, globally. Upon closing, the AUM benchmarked against our combined fixed income indices will be nearly $1 trillion, and the indices will be re-branded as the ICE BofAML indices.
TMX Atrium Acquisition
On May 1, 2017, we acquired 100% of TMX Atrium, a global extranet and wireless services business, from TMX Group. TMX Atrium provides low-latency access to markets and market data across 12 countries, more than 30 major trading venues, and ultra-low latency wireless connectivity to access markets and market data in the Toronto, New Jersey and Chicago metro areas. The wireless assets consists of microwave and millimeter networks that transport market data and provide private bandwidth. Our customers are increasingly seeking wireless services for use in their trading strategies. TMX Atrium is now part of ICE Data Services and is being integrated with our connectivity services, including our Secure Financial Transaction Infrastructure, or SFTI network.
Cetip Investment Gain
Until March 29, 2017, we held a 12% ownership interest in Cetip, S.A., or Cetip, which we classified as an available-for-sale long-term investment. On March 29, 2017, Cetip and BM&FBOVESPA S.A. finalized a merger agreement. BM&FBOVESPA S.A., which changed its name to B3 S.A. - Brasil, Bolsa, Balcao, or B3, following the merger with Cetip, is a stock exchange and operator of registration, clearing, custodial and settlement services for equities, financial securities, indices, rates, commodities and currencies and is located in São Paulo, Brazil. The merger valued our Cetip investment at $500 million. We received the proceeds in cash and in B3 common stock.
The cash component was valued at $319 million, which was subject to Brazilian capital gains tax of $28 million that was remitted to the Brazilian tax authorities in March 2017. We received net cash proceeds in April 2017 of $286 million, which is net of a foreign exchange loss of $6 million that was incurred in April 2017. We received 29,623,756 B3 common shares valued at their quoted market price of $181 million. In April 2017, we sold the B3 common shares for net proceeds of $152 million, which is net of a capital gain tax of $26 million that was remitted to the Brazilian tax authorities and further transaction expenses of $3 million that were incurred in April 2017. We used the $438 million in net cash and stock proceeds received from the merger and sale of B3 shares to pay down amounts outstanding under our Commercial Paper Program and for share repurchases.
The $500 million fair value of our investment in Cetip included an accumulated unrealized gain of $176 million, based on the $324 million cost basis. In connection with the sale of our equity investment in Cetip, the $176 million accumulated unrealized gain was reclassified out of accumulated other comprehensive income and was recognized in other income as a realized investment gain in the accompanying consolidated statement of income for the six months ended June 30, 2017.
Refer to note 11 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report, for more information on the Cetip investment gain.
Interactive Data Managed Solutions Divestiture
On March 31, 2017, we sold Interactive Data Managed Solutions, or IDMS, a unit of Interactive Data, to FactSet. IDMS is a managed solutions and portal provider for the global wealth management industry. There was no gain or loss recognized on the sale of IDMS.
National Stock Exchange Acquisition
On January 31, 2017, we acquired 100% of National Stock Exchange, Inc., now named NYSE National. The acquisition gives the NYSE Group a fourth U.S. exchange license. NYSE National is distinct from NYSE Group’s three listings exchanges because NYSE National will only be a trading venue and will not be a listings market. NYSE Group’s three listings exchanges, NYSE, NYSE MKT (NYSE MKT changed its name to NYSE American in July 2017) and NYSE Arca, have unique market models designed for corporate and ETF issuers. After closing the transaction, NYSE National ceased operations on February 1, 2017. We will engage with NYSE National members, buy-side participants and retail brokerage firms before finalizing operational plans for NYSE National’s re-launch, which is expected to occur in 2018.

Regulation
Our markets are primarily subject to the jurisdiction of regulatory agencies in the U.S., U.K., Canada, Singapore and the European Union, or EU. Global policy makers have undertaken reviews of their existing legal framework governing financial markets in connection with regulatory reform, and have either passed new laws and regulations, or are in the process of debating and/or enacting new laws and regulations that apply to our business and to our customers’ businesses. Legislative and regulatory actions may impact the way in which we or our customers conduct business and may create uncertainty, which could affect trading volumes or demand for market data. As discussed in Item 1 “Business - Regulation” included in our 2016 Form 10-K, the implementation of Markets in Financial Instruments Directives II, or MiFID II, and its counterpart the European Market Infrastructure Regulation, or EMIR, may result in operational, regulatory and/or business risk.
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
In March 2017, the U.K. officially triggered Article 50 and notified the EU of its intention of leaving the EU. The triggering of Article 50 begins the process of withdrawal from the EU, which will last two years unless extended by the unanimous decision of member states. We are monitoring the impact to our business of the U.K. leaving the EU. The impact to our business and corresponding regulatory changes are uncertain at this time, and may not be known in the near future.
In 2017, the Commodity Futures Trading Commission, or CFTC, announced its new agenda calling for regulatory simplification and the reduction of regulatory burdens. The CFTC is looking to restructure its rules by moving away from prescriptive regulations and adopting a principles-based approach. The restructuring of regulations could apply to our business and to our customers’ businesses. Any impacts are uncertain at this time, and may not be known in the near future.
In June 2017, the European Commission published a proposal to regulate non-EU clearing houses that conduct business in the EU. The nature and extent of the regulation would depend on the “impact” of a non-EU clearing house’s business in the EU. The publication discusses a “sliding scale” of regulation that includes: continued implementation of the existing EMIR equivalence and recognition regime for low impact non-EU clearing houses; direct regulatory oversight for medium impact non-EU clearing houses; and, with respect to systemically important, high impact, non-EU clearing houses, an undefined “location” requirement. Details on the classification of non-EU clearing will be established by the European Commission in cooperation with ESMA and the European System of Central Banks. The proposal will undergo legislative review by the European Parliament and the EU Member States, and is subject to change. The proposal could have an impact on our non-EU clearing houses to the extent they are deemed to be doing business in Europe.
Financial Highlights
The following summarizes our results and significant changes in our consolidated financial performance for the periods presented (dollars in millions, except per share amounts, and YTD represents the six-month periods ended June 30th):

	Six Months Ended June 30,			Three Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Revenues, less transaction-based expenses	$2,342	$2,283	3%	$1,178	$1,129	4%
Operating expenses	$1,151	$1,148	—%	$569	$578	(2)%
Adjusted operating expenses(1)	$983	$970	1%	$488	$494	(1)%
Operating income	$1,191	$1,135	5%	$609	$551	11%
Adjusted operating income(1)	$1,359	$1,313	3%	$690	$635	8%
Operating margin	51%	50%	1 pt	52%	49%	3 pts
Adjusted operating margin(1)	58%	58%	—	59%	56%	3 pts
Other income (expense), net	$97	$(79)	n/a	$(44)	$(35)	27%
Income tax expense	$352	$316	11%	$139	$153	(10)%
Effective tax rate	27%	30%	( 3 pts)	25%	30%	(5 pts)
Net income attributable to ICE	$920	$726	27%	$418	$357	17%
Adjusted net income attributable to ICE(1)	$889	$852	4%	$448	$411	9%
Diluted earnings per share attributable to ICE common shareholders	$1.54	$1.21	27%	$0.70	$0.60	17%
Adjusted diluted earnings per share attributable to ICE common shareholders(1)	$1.49	$1.42	5%	$0.75	$0.69	9%
Cash flows from operating activities	$1,098	$1,103	—%

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

•
Revenues, less transaction-based expenses, increased $59 million and $49 million for the six months and three months ended June 30, 2017, respectively, from the comparable periods in 2016. See “- Trading and Clearing Segment” and “Data and Listings Segment” below for a discussion of the changes in our revenues. The increase in revenues includes $37 million and $16 million in unfavorable foreign exchange effects arising from the strengthening U.S. dollar for the six months and three months ended June 30, 2017, respectively, from the comparable periods in 2016. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” below for additional information on the impact of currency fluctuations. Excluding the $37 million and $16 million in unfavorable foreign exchange effects, our revenues, less transaction-based expenses, would have been $2.4 billion and $1.2 billion for the six months and three months ended June 30, 2017, respectively, an increase of 4% and 6%, respectively, from the comparable periods in 2016.

•
Operating expenses increased $3 million and decreased $9 million for the six months and three months ended June 30, 2017, respectively, from the comparable periods in 2016. See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our consolidated operating expenses. Operating expenses decreased $20 million and $8 million due to favorable foreign exchange effects arising from the strengthening U.S. dollar for the six months and three months ended June 30, 2017, respectively, from the comparable periods in 2016.

•
In connection with Cetip’s merger with BM&FBOVESPA S.A., we recognized a $176 million realized investment gain in other income (expense), net for the six months ended June 30, 2017, and $9 million in foreign exchange losses and transaction expenses in other income (expense), net for the six months and three months ended June 30, 2017. See “- Recent Developments - Cetip Investment Gain” above.

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
Segment Reporting
We operate two business segments: our Trading and Clearing segment and our Data and Listings segment. This presentation is reflective of how our chief operating decision maker reviews and operates our business. Our Trading and Clearing segment comprises our transaction-based execution and clearing businesses. Our Data and Listings segment comprises our subscription-based data services and securities listings businesses. Our chief operating decision maker does not review total assets, intersegment revenues/expenses or statements of income below operating income by segments; therefore, such information is not presented below.
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

Trading and Clearing Segment
The following charts and table present our selected statements of income data for our Trading and Clearing segment (dollars in millions and YTD represents the six-month periods ended June 30th):
(1) The adjusted numbers in the charts above are calculated by excluding items that are not reflective of our cash operations and core business performance. As a result, these adjusted numbers are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Financial Measures” below.

	Six Months Ended June 30,			Three Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Revenues:
Brent crude futures and options contracts	$169	$154	10%	$89	$72	24%
Other oil futures and options contracts	69	56	21	34	27	22
Gasoil futures and options contracts	53	48	13	27	24	18
Natural gas futures and options contracts	105	108	(3)	50	51	(3)
Power futures and options contracts	37	44	(17)	19	23	(20)
Emissions and other energy futures and options contracts	26	32	(16)	12	15	(14)
Sugar futures and options contracts	55	66	(17)	29	34	(17)
Other agricultural and metals futures and options contracts	63	63	—	33	33	—
Interest rates futures and options contracts	101	100	—	52	44	16
Other financial futures and options contracts	71	74	(4)	37	36	2
Cash equities and equity options	771	944	(18)	390	454	(14)
Credit default swaps	70	74	(5)	33	34	(3)
Other transactions	25	26	(2)	12	13	(1)
Transaction and clearing, net	1,615	1,789	(10)	817	860	(5)
Other revenues	94	87	8	49	42	16
Revenues	1,709	1,876	(9)	866	902	(4)
Transaction-based expenses	621	775	(20)	316	375	(16)
Revenues, less transaction-based expenses	1,088	1,101	(1)	550	527	4
Other operating expenses	330	312	6	162	154	5
Acquisition-related transaction and integration costs	—	7	(97)	—	6	(98)
Depreciation and amortization	100	108	(7)	52	54	(3)
Operating expenses	430	427	1	214	214	—
Operating income	$658	$674	(2)%	$336	$313	7%
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
For the six months ended June 30, 2017 and 2016, 20% and 21%, respectively, of our Trading and Clearing segment revenues, less transaction-based expenses, were billed in pounds sterling or euros and for the three months ended June 30, 2017 and 2016, 19% and 20%, respectively, were billed in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues denominated in foreign currencies changes accordingly. The strengthening of the U.S. dollar compared to the pound sterling and euro reduced our Trading and Clearing segment revenues, less transaction-based expenses, by $23 million for the six months ended June 30, 2017, from the comparable period in 2016 and by $10 million for the three months ended June 30, 2017, from the comparable period in 2016. See Item 3 “- Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” below for additional information on the impact of currency fluctuations.

Our transaction and clearing revenues are presented net of rebates. We recorded rebates of $392 million and $347 million for the six months ended June 30, 2017 and 2016, respectively, and $201 million and $165 million for the three months ended June 30, 2017 and 2016, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. The increase in the rebates is due primarily to an increase in the number of participants in the rebate programs offered on various contracts, an increase in our traded volume and an increase in the number of rebate programs.
Commodities Markets
We operate global crude oil and refined oil futures markets, including the ICE Brent, ICE WTI and ICE Gasoil futures and options contracts, as well as approximately 500 refined oil futures products that relate to our benchmark futures contracts and other key price benchmarks. The ICE Brent crude futures contract is relied upon by a broad range of global market participants, including oil producing nations and multinational companies, to price and hedge their crude oil production and consumption. ICE Gasoil is a key refined oil benchmark in Europe and Asia. Total oil volume and revenues increased 17% and 13%, respectively, for the six months ended June 30, 2017 from the comparable period in 2016 and increased 30% and 23%, respectively, for the three months ended June 30, 2017 from the comparable period in 2016. ICE Brent crude futures and options volume increased 17% and 34% for the six months and three months ended June 30, 2017, respectively, from the comparable periods in 2016 and ICE WTI crude futures and options volume increased 22% and 39% for the six months and three months ended June 30, 2017, respectively, from the comparable periods in 2016. The increase in total oil volume was primarily driven by price volatility related to shifting supply and demand dynamics globally, while oil revenues grew at a slightly lower rate due to customer, product and currency mix.
Our global natural gas futures and options volume increased 5% and revenues decreased 3%, respectively, for the six months ended June 30, 2017 from the comparable period in 2016 and volume increased 7% and revenues decreased 3%, respectively, for the three months ended June 30, 2017 from the comparable period in 2016. Volume increased primarily due to growth in U.S. natural gas volume due to greater price volatility in the first half of 2017 than in the first half of 2016 and revenues decreased primarily due to increased market making rebates that apply at higher volume levels and the impact of foreign currency translation in our European natural gas products.
Total volume and revenues in our agricultural and metals futures and options markets both decreased 9% for the six months ended June 30, 2017 from the comparable period in 2016 and both decreased 8% for the three months ended June 30, 2017 from the comparable period in 2016. Volume in our largest agricultural contract, sugar futures and options, decreased 15% for both the six months and three months ended June 30, 2017, from the comparable periods in 2016, and other agricultural and metal futures and options volume decreased 4% and 3% for the six months and three months ended June 30, 2017, respectively, from the comparable period in 2016. The decreases in agricultural volume were primarily driven by the reduced price volatility in the first half of 2017 compared to the higher price volatility in the first half of 2016 which was driven by more extreme weather conditions in 2016.
Financial Markets
Financial futures and options volume increased 24% and revenues decreased 1%, respectively, for the six months ended June 30, 2017 from the comparable period in 2016, and volume increased 39% and revenues increased 10%, respectively, for the three months ended June 30, 2017 from the comparable period in 2016. Interest rate futures and options volume increased 39% and 58% for the six months and three months ended June 30, 2017, respectively, from the comparable periods in 2016, primarily due to expectations for heightened central bank activity during the first half of 2017. Interest rate futures and options revenues increased less than traded volumes, compared to the prior year periods, primarily due to the impact of foreign currency translation and increased market making rebates that apply at higher volume levels. Other financial futures and options volume decreased 13% and 7% for the six months and three months ended June 30, 2017, respectively, from the comparable periods in 2016, primarily due to lower price volatility in global equity markets.
Cash equities handled volume decreased 20% and 13% for the six months and three months ended June 30, 2017, from the comparable periods in 2016, respectively, primarily due to a reduction in U.S. equities volatility during the first half of 2017 compared to the prior year periods. Cash equities revenues, net of transaction-based expenses, were $103 million for the six months ended June 30, 2017, a decrease of 12% from $117 million for the six months ended June 30, 2016 and $51 million for the three months ended June 30, 2017, a decrease of 5% from $55 million for the three months ended June 30, 2016. Equity options volume decreased 21% and 14% for the six months and three months ended June 30, 2017, from the comparable periods in 2016, respectively, primarily due to lower U.S. equity market volatility. Equity options revenues, net of transaction-based expenses, were $47 million for the six months ended June 30, 2017, a decrease of 11% from $52 million for the six months ended June 30, 2016 and $23 million for the three months ended June 30, 2017, a decrease of 9% from $24 million for the three months ended June 30, 2016.
CDS clearing revenues were $56 million and $53 million for the six months ended June 30, 2017 and 2016, respectively, and $26 million and $24 million for the three months ended June 30, 2017 and 2016, respectively. The notional value of CDS cleared during the same periods were $5.6 trillion and $6.4 trillion for the six months ended June 30, 2017 and 2016, respectively, and $2.6 trillion for both the three months ended June 30, 2017 and 2016. The increase in CDS clearing revenues was driven by record buyside clearing during the six months and three months ended June 30, 2017. CDS trade execution revenues were $14 million and $22 million for the six months ended June 30, 2017 and 2016, respectively, and $7 million and $11 million for the three months ended June 30, 2017 and 2016, respectively. The decrease in CDS trade execution revenues for the six months and three months ended June 30, 2017, from the comparable periods in 2016, is primarily due to the sale and discontinuance of our CDS voice brokerage operations in the third quarter of 2016.
Other Revenues
Other revenues include interest income on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, exchange membership fees and agricultural grading and certification fees.
Selected Operating Data
The following charts and table present trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts and YTD represents the six-month periods ended June 30th):

Volume and Rates per Contract

	Six Months Ended June 30,			Three Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Number of contracts traded:
Brent crude futures and options	135	116	17%	73	55	34%
Other oil futures and options	56	46	21	29	22	31
Gasoil futures and options	36	32	10	19	16	15
Natural gas futures and options	117	111	5	56	52	7
Power futures and options	10	8	19	4	5	(18)
Emissions and other energy futures and options	4	5	(22)	2	2	(21)
Sugar futures and options	22	26	(15)	11	13	(15)
Other agricultural and metals futures and options	29	31	(4)	15	16	(3)
Interest rates futures and options	288	208	39	144	91	58
Other financial futures and options	69	79	(13)	34	37	(7)
Total	766	662	16%	387	309	25%

Rate per contract:
Energy futures and options rate per contract	$1.29	$1.38	(6)%	$1.28	$1.37	(7)%
Agricultural and metals futures and options rate per contract	$2.31	$2.31	—%	$2.32	$2.32	—%
Financial futures and options rate per contract	$0.46	$0.58	(20)%	$0.47	$0.59	(21)%
Open interest is the aggregate number of contracts (long or short) that clearing members hold either for their own account or on behalf of their clients. The following charts and table present our quarter-end open interest for our futures and options contracts (in thousands, except for percentages):

Open Interest

	As of June 30,
	2017	2016	Change
Open interest — in thousands of contracts:
Brent crude futures and options	4,150	4,159	—%
Other oil futures and options	5,347	4,960	8
Gasoil futures and options	955	751	27
Natural gas futures and options	20,424	18,147	13
Power futures and options	3,101	3,831	(19)
Emissions and other energy futures and options	1,909	2,183	(13)
Sugar futures and options	1,411	1,648	(14)
Other agricultural and metals futures and options	1,948	2,078	(6)
Interest rates futures and options	22,085	16,773	32
Other financial futures and options	6,059	5,490	10
Total	67,389	60,020	12%

The following charts and table present selected cash equities and equity options trading data (all trading volume below is presented as net daily trading volume and is single counted and YTD represents the six-month periods ended June 30th):

	Six Months Ended June 30,			Three Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Cash equities (shares in millions):
NYSE listed (tape A) issues:
Handled volume	1,144	1,386	(17)%	1,161	1,295	(10)%
Matched volume	1,134	1,370	(17)%	1,151	1,282	(10)%
Total NYSE listed consolidated volume	3,598	4,220	(15)%	3,614	3,881	(7)%
Share of total matched consolidated volume	31.5%	32.5%	(0.9 pts)	31.8%	33.0%	(1.2 pts)
NYSE Arca, NYSE American and regional listed (tape B) issues:
Handled volume	319	408	(22)%	316	377	(16)%
Matched volume	310	394	(21)%	307	365	(16)%
Total NYSE Arca, NYSE American and regional listed consolidated volume	1,319	1,679	(21)%	1,255	1,494	(16)%
Share of total matched consolidated volume	23.5%	23.4%	0.1 pts	24.5%	24.5%	0.0 pts
Nasdaq listed (tape C) issues:
Handled volume	148	213	(31)%	151	195	(23)%
Matched volume	138	202	(32)%	141	186	(24)%
Total Nasdaq listed consolidated volume	1,949	2,001	(3)%	2,010	1,894	6%
Share of total matched consolidated volume	7.1%	10.1%	(3.0 pts)	7.0%	9.8%	(2.8 pts)
Total cash handled volume	1,611	2,006	(20)%	1,628	1,867	(13)%
Total cash market share matched	23.0%	24.9%	(1.8 pts)	23.2%	25.2%	(2.0 pts)

Equity options (contracts in thousands):
NYSE equity options volume	2,229	2,826	(21)%	2,286	2,649	(14)%
Total equity options volume	14,710	14,669	—%	14,812	14,087	5%
NYSE share of total equity options	15.2%	19.3%	(4.1 pts)	15.4%	18.8%	(3.4 pts)

Revenue capture or rate per contract:
Cash equities revenue capture (per 100 shares)	$0.052	$0.047	11%	$0.051	$0.046	11%
Equity options rate per contract	$0.167	$0.148	13%	$0.157	$0.148	7%

Handled volume represents the total number of shares of equity securities, exchange traded funds, or ETFs, and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
Transaction-Based Expenses
Our equities and equity options markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. Section 31 fees are recorded on a gross basis as a component of transaction and clearing fee revenue. These Section 31 fees are designed to recover the government’s costs of supervising and regulating the securities markets and securities professionals. We, in turn, collect activity assessment fees, which are included in transaction and clearing revenues in our consolidated statements of income, from member organizations clearing or settling trades on the equities and options exchanges and recognize these amounts when invoiced. The activity assessment fees are designed so that they are equal to the Section 31 fees that are included in transaction-based expenses in our consolidated statements of income. As a result, activity assessment fees and the corresponding Section 31 fees do not have an impact on our net income. Activity assessment fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semi-annually and recorded as an accrued liability until paid. As of June 30, 2017, the accrued liability related to the un-remitted SEC Section 31 fees was $181 million.
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
Operating Expenses, Operating Income and Operating Margin
Trading and Clearing segment operating expenses increased $3 million and were flat for the six months and three months ended June 30, 2017, respectively, from the comparable periods in 2016. See “- Consolidated Operating Expenses” below. Trading and Clearing segment operating income (decreased)/increased ($16 million) and $23 million for the six months and three months ended June 30, 2017, respectively, from the comparable periods in 2016. Trading and Clearing segment operating margins were 60% and 61% for the six months ended June 30, 2017 and 2016, respectively, and 61% and 59% for the three months ended June 30, 2017 and 2016, respectively.
Trading and Clearing segment adjusted operating expenses were $392 million and $388 million for the six months ended June 30, 2017 and 2016, respectively, and $198 million and $196 million for the three months ended June 30, 2017 and 2016, respectively. Trading and Clearing segment adjusted operating income was $696 million and $713 million for the six months ended June 30, 2017 and 2016, respectively, and $352 million and $331 million for the three months ended June 30, 2017 and 2016, respectively. Trading and Clearing segment adjusted operating margins were 64% and 65% for the six months ended June 30, 2017 and 2016, respectively, and 64% and 63% for the three months ended June 30, 2017 and 2016, respectively. See “- Non-GAAP Financial Measures” below.

Data and Listings Segment
The following charts and table present our selected statements of income data for our Data and Listings segment (dollars in millions and YTD represents the six-month periods ended June 30th):
(1) The adjusted numbers in the charts above are calculated by excluding items that are not reflective of our cash operations and core business performance. As a result, these adjusted numbers are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Financial Measures” below.

	Six Months Ended June 30,			Three Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Revenues:
Pricing and analytics	$480	$415	16%	$242	$211	15%
Exchange data	280	267	4	142	139	2
Desktops and connectivity	281	292	(4)	137	147	(7)
Data services	1,041	974	7	521	497	5
Listings	213	208	2	107	105	2
Revenues	1,254	1,182	6	628	602	4
Other operating expenses	522	500	5	256	258	(1)
Acquisition-related transaction and integration costs	23	40	(43)	9	14	(34)
Depreciation and amortization (including impairment)	176	181	(3)	90	92	(3)
Operating expenses	721	721	—	355	364	(2)
Operating income	$533	$461	15%	$273	$238	15%
The Data and Listings segment represents subscription-based, or recurring, revenue businesses that relate to data services and listings services offered across our trading and clearing businesses and ICE Data Services. Through ICE Data Services, we generate revenues from a range of market data services, including the dissemination of our exchange and evaluated pricing data and analytics, desktops, connectivity and market data. Through NYSE, NYSE American and NYSE Arca, we generate listings revenue related to the provision of listings services for public companies and ETFs, and related corporate actions for listed companies.
For the six months ended June 30, 2017 and 2016, 10% and 12%, respectively, of our Data and Listings segment revenues were billed in pounds sterling or euros and for the three months ended June 30, 2017 and 2016, 10% and 12%, respectively, were billed in pounds sterling or euros (all relating to our data services revenues). As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues denominated in foreign currencies changes accordingly. The strengthening of the U.S. dollar compared to the pound sterling and euro reduced our Data and Listings segment revenues by $14 million for the six months ended June 30, 2017, from the comparable period in 2016 and by $6 million for the three months ended June 30, 2017, from the comparable period in 2016.
Data Services Revenues
Our pricing and analytics services consist of an extensive set of independent evaluated pricing services focused primarily on fixed income and international equity securities, valuation services, reference data, market data, end of day pricing, fixed income, equity portfolio analytics and risk management analytics. We also serve as an administrator of regulated benchmarks. Our index services offer a range of products across fixed income, energy, equities, ETFs and other asset classes to provide the methodology, pricing and licensing of indices and benchmarks.
Our exchange data revenues primarily represent subscription fees for the provision of our market data that is created from activity in our Trading and Clearing segment. In our derivatives markets, exchange data revenues relate to subscription fees charged for customer and license access from third party data vendors, or quote vendors such as Thomson Reuters and Bloomberg, and from end users, as well as view-only data access, direct access services, terminal access, daily indices, forward curves, and end of day reports.
We earn exchange data revenues relating to our cash equity and options markets, and related data services. We collect cash trading market data fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. Consortium-based data fees are determined by the securities industry plans and are charged to vendors based on their redistribution of data. Consortium-based data revenues (net of administrative costs) are distributed to participating securities markets on the basis of a formula set by the SEC under Regulation NMS. Last trade prices and quotes in New York Stock Exchange-listed, NYSE American-listed, and NYSE Arca-listed securities are disseminated through “Tape A” and “Tape B,” which constitute the majority of our revenues from consortium-based market data revenues.
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
Our data services revenues increased 7% and 5% for the six months and three months ended June 30, 2017, respectively, from the comparable periods in 2016, primarily due to the strong retention rate of existing customers, the addition of new customers, increased purchases by existing customers, the development of new and enhanced products serving the need for an expanded range of data, regulatory compliance and analytics solutions, and our acquisitions of Securities Evaluations and Credit Market Analysis from S&P Global in October 2016. These increases were partially offset by the impact of foreign currency translation and the divestiture of IDMS in our desktop and connectivity group.
Listings Revenues
We recognize listings revenues in our securities markets from fees applicable to companies listed on our cash equities exchanges - original listing fees and annual listing fees. Original listing fees consist of two components: initial listing fees and fees related to corporate-related actions. Initial listing fees, subject to a minimum and maximum amount, are based on the number of shares that a company initially lists. Initial listing fees are recognized as revenue on a straight-line basis over estimated service periods of nine years for NYSE and five years for NYSE Arca and NYSE American. U.S. companies pay annual fees based on the number of outstanding shares the company has and non-U.S. companies pay annual fees based on the number of outstanding shares the company has issued or held in the U.S. Annual fees are recognized as revenue on a pro rata basis over the calendar year, and generally received as cash in the first quarter of the year.
In addition, we earn corporate actions-related listing fees in connection with actions involving the issuance of new shares, such as stock splits, rights issues and sales of additional securities, as well as mergers and acquisitions. Corporate actions-related listing fees are recognized as revenue on a straight-line basis over estimated service periods of six years for NYSE and three years for NYSE Arca and NYSE American. Unamortized balances are recorded as deferred revenue in our consolidated balance sheet.
Operating Expenses, Operating Income and Operating Margin
Data and Listings segment operating expenses were flat and decreased $9 million for the six months and three months ended June 30, 2017, respectively, from the comparable periods in 2016. See “- Consolidated Operating Expenses” below. Data and Listings segment operating income increased $72 million and $35 million for the six months and three months ended June 30, 2017, respectively, from the comparable periods in 2016. Data and Listings segment operating margins were 42% and 39% for the six months ended June 30, 2017 and 2016, respectively, and 43% and 40% for the three months ended June 30, 2017 and 2016, respectively. The operating income and operating margin increases were driven by the revenue increases discussed above.
Data and Listings segment adjusted operating expenses were $591 million and $582 million for the six months ended June 30, 2017 and 2016, respectively, and $290 million and $298 million for the three months ended June 30, 2017 and 2016, respectively. Data and Listings segment adjusted operating income was $663 million and $600 million for the six months ended June 30, 2017 and 2016, respectively, and $338 million and $304 million for the three months ended June 30, 2017 and 2016, respectively. Data and Listings segment adjusted operating margins were 53% and 51% for the six months ended June 30, 2017 and 2016, respectively, and 54% and 50% for the three months ended June 30, 2017 and 2016, respectively. See “- Non-GAAP Financial Measures” below.

Consolidated Operating Expenses
The following chart and table present our consolidated operating expenses (dollars in millions and YTD represents the six-month periods ended June 30th):

	Six Months Ended June 30,			Three Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Compensation and benefits	$479	$472	2%	$234	$236	—%
Professional services	64	69	(7)	32	37	(14)
Acquisition-related transaction and integration costs	23	47	(51)	9	20	(54)
Technology and communication	195	184	6	97	92	6
Rent and occupancy	35	35	(1)	17	17	(4)
Selling, general and administrative	79	52	53	38	30	25
Depreciation and amortization	276	289	(5)	142	146	(3)
Total operating expenses	$1,151	$1,148	—%	$569	$578	(2)%
For the six months ended June 30, 2017 and 2016, 15% and 19%, respectively, of our consolidated operating expenses were incurred in pounds sterling or euros and 14% and 19%, respectively, for the three months ended June 30, 2017 and 2016 were billed in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of operating expenses denominated in foreign currencies changes accordingly. Due to the strengthening of the U.S. dollar compared to the pound sterling and euro, our consolidated operating expenses decreased $20 million and $8 million, for the six months and three months ended June 30, 2017, respectively, from the comparable periods in 2016.
As of June 30, 2017, we had 5,128 employees and as of June 30, 2016, we had 5,503 employees. Our employee headcount decreased over the last year primarily due to the divestiture of IDMS in March 2017, the divestiture of NYSE Governance Services in June 2017 and employee terminations in connection with our integration of Interactive Data. These decreases in our employee headcount were partially offset by the acquisitions of Securities Evaluations and Credit Market Analysis in October 2016 and TMX Atrium in May 2017 (see “- Recent Developments” above). Non-cash compensation expenses recognized in our consolidated financial statements for employee stock options and restricted stock were $68 million and $60 million for the six months ended June 30, 2017 and 2016, respectively, and $34 million and $31 million for the three months ended June 30, 2017 and 2016, respectively. Our compensation and benefits expenses increased for the six months ended June 30, 2017, from the comparable period in 2016, primarily due to the integration of the Interactive Data employees into the ICE incentive plans during 2017, partially offset by the foreign currency decrease for our U.K. and European based employees and the net decrease in our employee headcount. Our compensation and benefits expenses decreased for the three months ended June 30, 2017 from the comparable period in 2016, primarily due to the reduction in our employee headcount from the IDMS and NYSE Governance Services divestitures.
We incurred acquisition-related transaction and integration costs of $23 million and $9 million during the six months and three months ended June 30, 2017, respectively, primarily relating to our integrations of Interactive Data, Securities Evaluations and Credit Market Analysis. We incurred acquisition-related transaction and integration costs of $47 million and $20 million during the six months and three months ended June 30, 2016, respectively, primarily relating to our integration of Interactive Data, Trayport and NYSE, our investment in MERS, our pending acquisition of Securities Evaluations and Credit Market Analysis, and various other potential and discontinued acquisitions. The integration costs primarily relate to employee termination, lease termination and professional services costs.
Technology and communication expenses increased for the six months and three months ended June 30, 2017, from the comparable periods in 2016, primarily due to the acquisitions of Securities Evaluations and Credit Market Analysis, partially offset by the foreign currency decrease.
Selling, general and administrative expenses increased for the six months and three months ended June 30, 2017, from the comparable periods in 2016, primarily due to the acquisitions of Securities Evaluations and Credit Market Analysis, a $10 million accrual made during the six months ended June 30, 2017 relating to ongoing investigations and inquiries, and the release of non-income-related tax reserves of $18 million and $6 million during the six months and three months ended June 30, 2016, partially offset by the foreign currency decrease. See Part II, Item 1 “- Legal Proceedings” below for additional information on the accruals for the investigations and inquiries.
We recorded amortization expenses on the intangible assets acquired as part of our acquisitions, as well as on other intangible assets, of $142 million and $164 million for the six months ended June 30, 2017 and 2016, respectively, and $72 million and $82 million for the three months ended June 30, 2017 and 2016, respectively. We recorded depreciation expenses on our fixed assets of $128 million and $125 million for the six months ended June 30, 2017 and 2016, respectively, and $64 million for both the three months ended June 30, 2017 and 2016. We also recognized a net loss of $6 million on the sale of NYSE Governance Services, which was recorded in depreciation and amortization expenses for the six months and three months ended June 30, 2017 (see “- Recent Developments” above). The decrease in the amortization expenses for the six months and three months ended June 30, 2017, from the comparable periods in 2016, is primarily due to a reduction in amortization expenses recorded on intangible assets which became fully amortized (primarily related to certain of the NYSE intangible assets) and the foreign currency decrease, partially offset by amortization expenses on the Securities Evaluations, Credit Market Analysis and TMX Atrium intangible assets.

Consolidated Non-Operating Income (Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following table presents our non-operating income (expenses) (dollars in millions):

	Six Months Ended June 30,			Three Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Other income (expense):
Interest expense	$(90)	$(90)	—%	$(45)	$(44)	2%
Other income, net	187	11	n/a	1	9	(94)
Total other income (expense), net	$97	$(79)	n/a	$(44)	$(35)	27%
Net income attributable to non-controlling interest	$(16)	$(14)	14%	$(8)	$(6)	45%
We recognized equity income relating to our ownership in MERSCORP Holdings, Inc., owner of Mortgage Electronic Registrations Systems, Inc., or collectively MERS, which we acquired in the third quarter of 2016, and The Options Clearing Corporation, or OCC, in other income, which was $13 million and $7 million for the six months ended June 30, 2017 and 2016, respectively, and $8 million and $2 million for the three months ended June 30, 2017 and 2016, respectively.
In connection with Cetip’s merger with BM&FBOVESPA S.A., we recognized a $176 million realized investment gain in other income for the six months ended June 30, 2017 and we recognized $9 million in foreign exchange losses and transaction expenses in other expense for the six months and three months ended June 30, 2017. See “- Recent Developments - Cetip Investment Gain” above. We recognized dividend income received relating to our investment in Cetip in other income of $5 million and $8 million for the six months ended June 30, 2017 and 2016, respectively, and $4 million for the three months ended June 30, 2016. We will no longer receive any dividends from Cetip or B3 subsequent to the first quarter of 2017.
We incurred foreign currency transaction gains (losses) of ($1 million) for both the six months ended June 30, 2017 and 2016, and ($1 million) and $2 million for the three months ended June 30, 2017 and 2016, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. Foreign currency gains and losses are recorded in other income (expense) and relate to the settlement of foreign currency assets, liabilities and payables that occur through our foreign operations that are received in non-functional currencies due to the increase or decrease in the period-end foreign currency exchange rates between periods.
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interest in our consolidated financial statements. As of December 31, 2016, non-controlling interest included those related to the operating results of our CDS clearing subsidiaries in which non-ICE limited partners held a 42.5% net profit sharing interest; ICE Endex in which Gasunie held a 21% ownership interest; and ICE Clear Netherlands in which ABN AMRO Clearing Bank N.V. held a 25% ownership interest. For both ICE Endex and ICE Clear Netherlands, in addition to the non-controlling interest reported in the consolidated statements of income, we reported redeemable non-controlling interest in the consolidated balance sheets which represents the minority interest redemption fair value for each company.
During June 2017, we purchased both Gasunie’s 21% minority ownership interest in ICE Endex and ABN AMRO Clearing Bank N.V.’s 25% minority ownership interest in ICE Clear Netherlands. Subsequent to these acquisitions, we own 100% of ICE Endex and ICE Clear Netherlands and will no longer include any non-controlling interest amounts for ICE Endex and ICE Clear Netherlands in our consolidated financial statements. During April 2017, we purchased 3.2% of the net profit sharing interest in our CDS clearing subsidiaries from a non-ICE limited partner and the remaining non-ICE limited partners hold a 39.3% net profit sharing interest as of June 30, 2017.

Consolidated Income Tax Provision
Consolidated income tax expense was $352 million and $316 million for the six months ended June 30, 2017 and 2016, respectively, and $139 million and $153 million for the three months ended June 30, 2017 and 2016, respectively. The change in consolidated income tax expense between periods is primarily due to the tax impact of changes in our pre-tax income and the changes in our effective tax rate each period. Our effective tax rate was 27% and 30% for the six months ended June 30, 2017 and 2016, respectively, and 25% and 30% for the three months ended June 30, 2017 and 2016, respectively. The effective tax rates for the six months and three months ended June 30, 2017 and 2016 were lower than the federal statutory rate primarily due to favorable foreign income tax rate differentials, partially offset by state income taxes. Favorable foreign income tax rate differentials result primarily from lower tax rates in the U.K. and various other lower tax jurisdictions as compared to the tax rates in the U.S. The effective tax rates for the six months and three months ended June 30, 2017 are lower than the effective tax rates for the comparable periods in 2016 primarily due to tax benefits associated with a divestiture.

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

	Three Months Ended,
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Revenues:
Brent crude futures and options contracts	$89	$80	$75	$70	$72
Other oil futures and options contracts	34	35	32	30	27
Gasoil futures and options contracts	27	26	25	25	24
Natural gas futures and options contracts	50	55	54	46	51
Power futures and options contracts	19	18	21	18	23
Emissions and other energy futures and options contracts	12	14	17	10	15
Sugar futures and options contracts	29	26	18	25	34
Other agricultural and metals futures and options contracts	33	30	29	27	33
Interest rates futures and options contracts	52	49	40	37	44
Other financial futures and options contracts	37	34	34	33	36
Cash equities and equity options	390	381	426	410	454
Credit default swaps	33	37	34	35	34
Other transactions	12	13	13	11	13
Total transaction and clearing, net	817	798	818	777	860
Pricing and analytics	242	238	234	209	211
Exchange data	142	138	132	136	139
Desktops and connectivity	137	144	149	144	147
Total data services	521	520	515	489	497
Listings	107	106	105	106	105
Other revenues	49	45	46	44	42
Total Revenues	1,494	1,469	1,484	1,416	1,504
Transaction-based expenses	316	305	346	338	375
Total revenues, less transaction-based expenses	1,178	1,164	1,138	1,078	1,129
Compensation and benefits	234	245	237	236	236
Professional services	32	32	36	32	37
Acquisition-related transaction and integration costs	9	14	19	14	20
Technology and communication	97	98	97	93	92
Rent and occupancy	17	18	18	17	17
Selling, general and administrative	38	41	33	31	30
Depreciation and amortization (1)	142	134	140	181	146
Total operating expenses	569	582	580	604	578
Operating income	609	582	558	474	551
Other income (expense), net (2)	(44)	141	(28)	(31)	(35)
Income tax expense (3)	139	213	171	93	153
Net income	$426	$510	$359	$350	$363
Net income attributable to non-controlling interest	(8)	(8)	(7)	(6)	(6)
Net income attributable to ICE	$418	$502	$352	$344	$357

(1) The increase in the depreciation and amortization expenses for the three months ended September 30, 2016 is primarily due to a $33 million Creditex customer relationship intangible asset impairment and the increase for the three months ended June 30, 2017 is primarily due to the $6 million net loss on the sale of NYSE Governance Services. See “- Recent Developments - NYSE Governance Services Divestiture” above.
(2) In connection with Cetip’s merger with BM&FBOVESPA S.A., we recognized a $176 million realized investment gain in other income (expense), net for the three months ended March 31, 2017 and $9 million in foreign losses and transaction expenses in other income (expense), net for the three months ended June 30, 2017. See “- Recent Developments - Cetip Investment Gain” above.
(3) The decrease in the income tax expenses for the three months ended September 30, 2016 is primarily due to the deferred tax benefit associated with future U.K. income tax rate reductions.

Liquidity and Capital Resources
Below are charts that reflect our capital allocation. The acquisition and integration costs in the chart below includes the acquisition-related transaction and integration costs in each period (YTD represents the six-month periods ended June 30th):
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
Our commercial paper program enables us to borrow efficiently at reasonable short term interest rates and provides us with the flexibility to de-lever using our strong annual cash flows from operating activities whenever our leverage becomes elevated as a result of investment or acquisition activities. We reduced our outstanding commercial paper during the six months ended June 30, 2017 by $469 million primarily using net cash proceeds received from the sale of our investment in Cetip and cash flows from operations. See “- Recent Developments - Cetip Investment Gain” above.
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
Consolidated cash and cash equivalents were $398 million and $407 million as of June 30, 2017 and December 31, 2016, respectively, and short-term and long-term restricted cash and investments were $1.0 billion and $943 million as of June 30, 2017 and December 31, 2016, respectively.
As of June 30, 2017, the amount of unrestricted cash held by our non-U.S. subsidiaries was $225 million. While we consider our non-U.S. earnings to be indefinitely reinvested overseas, if these cash balances are needed for our operations in the U.S., any repatriation by way of dividend may be subject to both U.S. federal and state income taxes, as adjusted for any non-U.S. tax credits. However, we do not have any current needs or foreseeable future needs or other plans to repatriate cash by way of dividends from our non-U.S. subsidiaries.

Our board of directors has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be approved quarterly by the board of directors or audit committee of the board of directors taking into account such factors as our evolving business model, prevailing business conditions and our financial results and capital requirements, without a predetermined annual net income payout ratio. During the second quarter of 2017, we paid a quarterly dividend of $0.20 per share of our common stock for an aggregate payout of $119 million, and the aggregate dividend payout for the six months ended June 30, 2017 was $239 million. On August 3, 2017, we announced a $0.20 per share dividend for the third quarter of 2017 with the dividend payable on September 29, 2017 to shareholders of record as of September 15, 2017.
In August 2016, our board of directors approved an aggregate of $1.0 billion for future repurchases of our common stock with no fixed expiration date, subject to applicable laws and regulations. During the six months ended June 30, 2017, we repurchased 7,827,513 shares of our outstanding common stock at a cost of $469 million. These repurchases were completed on the open market and under our 10b5-1 trading plan. As of June 30, 2017, the remaining board authorization permits repurchases of up to $481 million of our common stock. Refer to note 7 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report, for more information on our stock repurchase program.
Cash Flows
The following tables present the major components of net increases (decreases) in cash and cash equivalents (in millions):

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$1,098	$1,103
Investing activities	209	(302)
Financing activities	(1,321)	(1,031)
Effect of exchange rate changes	5	(7)
Net decrease in cash and cash equivalents	$(9)	$(237)
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
Investing Activities
Consolidated net cash used in investing activities for the six months ended June 30, 2017 and 2016 primarily relates to the net cash received from our sale of Cetip, increases in our capital expenditures and capitalized software development costs, and changes in restricted cash. We received net cash proceeds from the sale of Cetip of $438 million. See “- Recent Developments” above.
We had capital expenditures of $81 million and $96 million for the six months ended June 30, 2017 and 2016, respectively, and we had capitalized software development expenditures of $69 million and $61 million for the six months ended June 30, 2017 and 2016, respectively. The capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platforms, data services and clearing houses and leasehold improvements associated with the new and renovated office spaces in Atlanta, New York and London. The software development expenditures primarily relate to the continued development and expansion of our electronic trading platforms, data services and clearing houses.
We had net increases in restricted cash and investments of $89 million and $75 million for the six months ended June 30, 2017 and 2016, respectively. The net restricted cash increase for the six months ended June 30, 2017 primarily related to increases in the regulatory capital restricted cash at ICE Clear Europe and ICE Clear US primarily due to revenue increases, additional costs incurred due to the growth of our clearing businesses and additional regulatory capital buffers. The net restricted cash increase for the six months ended June 30, 2016 primarily related to increases in the regulatory capital restricted cash at ICE Clear Europe and ICE Futures Europe primarily due to additional costs incurred due to the growth of our trading and clearing businesses and additional regulatory capital buffers required by the Bank of England that we have classified as restricted cash.
Financing Activities
Consolidated net cash used in financing activities for the six months ended June 30, 2017 primarily relates to $469 million in net repayments under our commercial paper program, $469 million in repurchases of common stock, $239 million in dividend payments to our shareholders, and $81 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises.
Consolidated net cash used in financing activities for the six months ended June 30, 2016 primarily relates to $781 million in net repayments under our commercial paper program, $205 million in dividend payments to our shareholders, and $48 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises.
Debt
Our total debt, including short-term and long-term debt, consisted of the following as of June 30, 2017 and December 31, 2016 (in millions):

	As of June 30, 2017	As of December 31, 2016
Debt:
Commercial Paper	$1,173	$1,642
NYSE Notes (2.00% senior unsecured notes due October 5, 2017)	850	851
Short-term debt	2,023	2,493
2018 Senior Notes (2.50% senior unsecured notes due October 15, 2018)	598	598
2020 Senior Notes (2.75% senior unsecured notes due December 1, 2020)	1,243	1,242
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	791	790
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,242	1,241
Long-term debt	3,874	3,871
Total debt	$5,897	$6,364
Credit Facility
We have entered into a $3.0 billion senior unsecured revolving credit facility, or the Credit Facility, with a maturity date of November 13, 2020. The Credit Facility includes an option for us to propose an increase in the aggregate amount available for borrowing by up to $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. On November 13, 2015, we utilized this option to increase the amount of the Credit Facility to $3.4 billion. The commitments under the Credit Facility will automatically reduce to $3.2 billion on April 3, 2019. No amounts were outstanding under the Credit Facility as of June 30, 2017.
Of the $3.4 billion that is currently available for borrowing under the Credit Facility, $1.2 billion is required to back-stop the amount outstanding under our Commercial Paper Program as of June 30, 2017. The amount required to back-stop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $2.2 billion available under the Credit Facility as of June 30, 2017 is available to us to use for working capital and general corporate purposes including, but not limited to, acting as a back-stop to future increases in the amounts outstanding under the Commercial Paper Program or to fund the redemption of the NYSE Notes discussed below.
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
Commercial paper notes of $1.2 billion with original maturities ranging from 3 to 75 days were outstanding as of June 30, 2017 under our Commercial Paper Program. As of June 30, 2017, the weighted average interest rate on the $1.2 billion outstanding under our Commercial Paper Program was 1.16% per annum, with a weighted average maturity of 21 days. We repaid $469 million of the amounts outstanding under the Commercial Paper Program during the six months ended June 30, 2017 primarily using net cash proceeds received from the sale of our investment in Cetip and cash flows from operations.
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

Committed Contingent Liquidity Facilities
As a liquidity tool to support the management of initial margin and guaranty fund deposits, ICE Clear Europe, ICE Clear Credit and ICE Clear US have entered into Committed Repurchase Agreement Facilities, or Committed Repo. Additionally, ICE Clear Credit has entered into Committed F/X Facilities to support these liquidity needs. As of June 30, 2017, the following facilities were in place:

ICE Clear Europe:    $1.05 billion in Committed Repo to finance U.S. dollar, euro and pound sterling deposits.

ICE Clear Credit:
$300 million in Committed Repo to finance U.S. dollar and euro deposits, €500 million in Committed Repo to finance euro deposits, and €1.4 billion in Committed F/X Facilities to finance euro payment obligations.

ICE Clear US:    $250 million in Committed Repo to finance U.S. dollar deposits.
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
As of June 30, 2017, we had $5.9 billion in outstanding debt. We currently have a $3.4 billion Credit Facility. After factoring in the $1.2 billion required to backstop our Commercial Paper Program as of June 30, 2017, $2.2 billion of our Credit Facility is currently available for general corporate purposes, including for the potential repayment of the $850 million NYSE Notes when they mature in October 2017. The Credit Facility and our Commercial Paper Program are currently the only significant agreements or arrangements that we have with third parties for liquidity and capital resources. In the event of any strategic acquisitions, mergers or investments, or if we are required to raise capital for any reason or desire to return capital to our stockholders, we may incur additional debt, issue additional equity to raise necessary funds, repurchase additional shares of our common stock or pay a dividend. However, we cannot provide assurance that such financing or transactions will be available or successful, or that the terms of such financing or transactions will be favorable to us. We currently plan to fund the redemption of the NYSE Notes in October 2017 with the issuance of new senior term notes. However, if we are unable to issue new senior term notes or to do so on favorable terms, then we would fund the NYSE Notes redemption under the Commercial Paper Program or with the unused amount available under the Credit Facility, or a combination of these sources. See “- Debt” above.
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

	Trading and Clearing Segment		Data and Listings Segment		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016
Revenues, less transaction-based expenses	$1,088	$1,101	$1,254	$1,182	$2,342	$2,283
Operating expenses	$430	$427	$721	$721	$1,151	$1,148
Less: Interactive Data and NYSE transaction and integration costs	—	1	20	23	20	24
Less: Amortization of acquisition-related intangibles	28	38	104	116	132	154
Less: Net loss on divestiture of NYSE Governance Services	—	—	6	—	6	—
Less: Accruals relating to ongoing investigations and inquiries	10	—	—	—	10	—
Adjusted operating expenses	$392	$388	$591	$582	$983	$970
Operating income	$658	$674	$533	$461	$1,191	$1,135
Adjusted operating income	$696	$713	$663	$600	$1,359	$1,313
Operating margin	60%	61%	42%	39%	51%	50%
Adjusted operating margin	64%	65%	53%	51%	58%	58%

Net income attributable to ICE common shareholders					$920	$726
Add: Interactive Data and NYSE transaction and integration costs					20	24
Add: Amortization of acquisition-related intangibles					132	154
Add: Net loss on divestiture of NYSE Governance Services					6	—
Add: Accruals relating to ongoing investigations and inquiries					10	—
Less: Cetip investment gain					(176)	—
Add: Foreign exchange loss and transaction expenses on sale of Cetip					9	—
Less: Income tax effect for the above items					(32)	(65)
Add: Deferred tax adjustment on acquisition-related intangibles					—	13
Adjusted net income attributable to ICE common shareholders					$889	$852

Basic earnings per share attributable to ICE common shareholders					$1.55	$1.22
Diluted earnings per share attributable to ICE common shareholders					$1.54	$1.21

Adjusted basic earnings per share attributable to ICE common shareholders					$1.50	$1.43
Adjusted diluted earnings per share attributable to ICE common shareholders					$1.49	$1.42

	Trading and Clearing Segment		Data and Listings Segment		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016	2017	2016
Revenues, less transaction-based expenses	$550	$527	$628	$602	$1,178	$1,129
Operating expenses	$214	$214	$355	$364	$569	$578
Less: Interactive Data and NYSE transaction and integration costs	—	—	8	7	8	7
Less: Amortization of acquisition-related intangibles	16	18	51	59	67	77
Less: Net loss on divestiture of NYSE Governance Services	—	—	6	—	6	—
Adjusted operating expenses	$198	$196	$290	$298	$488	$494
Operating income	$336	$313	$273	$238	$609	$551
Adjusted operating income	$352	$331	$338	$304	$690	$635
Operating margin	61%	59%	43%	40%	52%	49%
Adjusted operating margin	64%	63%	54%	50%	59%	56%

Net income attributable to ICE common shareholders					$418	$357
Add: Interactive Data and NYSE transaction and integration costs					8	7
Add: Amortization of acquisition-related intangibles					67	77
Add: Net loss on divestiture of NYSE Governance Services					6	—
Add: Foreign exchange loss and transaction expenses on sale of Cetip					9	—
Less: Income tax effect for the above items					(60)	(30)
Adjusted net income attributable to ICE common shareholders					$448	$411

Basic earnings per share attributable to ICE common shareholders					$0.71	$0.60
Diluted earnings per share attributable to ICE common shareholders					$0.70	$0.60

Adjusted basic earnings per share attributable to ICE common shareholders					$0.76	$0.69
Adjusted diluted earnings per share attributable to ICE common shareholders					$0.75	$0.69
Acquisition-related transaction costs are included as part of our core business expenses, except for those that are directly related to the announcement, closing, financing or termination of a transaction. However, the acquisition-related transaction and integration costs relating to Interactive Data and NYSE are included in non-GAAP adjustments given the sizes of these acquisitions. As of June 30, 2016, the integration of NYSE had been completed and we will no longer include any NYSE integration costs as non-GAAP adjustments following this date. Amortization of acquisition-related intangibles are included in non-GAAP adjustments as excluding these non-cash expenses provides greater clarity regarding our financial strength and stability of cash operating results. During the six months ended June 30, 2017, we include as non-GAAP adjustments the $176 million Cetip realized investment gain and during the six and three months ended June 30, 2017, the $9 million foreign exchange loss and transaction expenses on the sale of Cetip, as the sale of Cetip is not part of our core business operations. During the six months ended June 30, 2017, we include as a non-GAAP adjustment a $10 million accrual relating to ongoing investigations and inquiries as it is a non-recurring item. During the six months and three months ended June 30, 2017, we include as a non-GAAP adjustment the $6 million NYSE Governance Services net loss on divestiture as it is a non-recurring item.
The income tax effects relating to the items above are included in non-GAAP adjustments as well as deferred tax adjustments on acquisition-related intangibles. The tax items in non-GAAP adjustments are either the tax impacts of the pre-tax non-GAAP adjustments or are tax items as described below that are not in the normal course of business and are not indicative of our core business performance. The non-GAAP income tax effect adjustments above include tax benefits associated with the divestiture of NYSE Governance Services. Deferred tax adjustments on acquisition-related intangibles include the impact of U.S. state tax law and apportionment changes which resulted in deferred tax benefits of $13 million for the six months ended June 30, 2016.
For additional information on these items, refer to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report and “- Recent Developments ”, “- Consolidated Operating Expenses”, “- Consolidated Non-Operating Income (Expense)”, “- Consolidated Income Tax Provision” and Part II, Item 1 “- Legal Proceedings”.
Contractual Obligations and Commercial Commitments
In the second quarter of 2017, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K.

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
Critical Accounting Policies and Estimates
In the second quarter of 2017, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K.

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
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term investments, short-term and long-term restricted cash and investments, and indebtedness. As of June 30, 2017 and December 31, 2016, our cash and cash equivalents, short-term investments and short-term and long-term restricted cash and investments were $1.4 billion and $1.4 billion, respectively, of which $237 million and $272 million, respectively, were denominated in pounds sterling, euros or Canadian dollars. The remaining cash and cash equivalents, short-term investments and short-term and long-term restricted cash and investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical decrease in long-term interest rates to zero basis points would decrease annual pre-tax earnings by $5 million as of June 30, 2017, assuming no change in the amount or composition of our cash and cash equivalents, short-term investments and short-term and long-term restricted cash and investments.
As of June 30, 2017, we had $5.9 billion in outstanding debt, of which $3.9 billion relates to senior notes and $850 million relates to the NYSE Notes, all of which bear interest at fixed interest rates. The remaining amount outstanding of $1.2 billion relates to our Commercial Paper Program, which bears interest at fluctuating rates and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates relating to the amounts outstanding under our Commercial Paper Program as of June 30, 2017 would decrease annual pre-tax earnings by $12 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity.
The interest rates on our Commercial Paper Program are currently evaluated based upon current maturities and market conditions. The weighted average interest rate on our Commercial Paper Program increased from 0.74% as of December 31, 2016 to 1.16% as of June 30, 2017. The increase in the Commercial Paper Program weighted average interest rate was primarily due to the decisions by the U.S. Federal Reserve in March and June 2017 to increase the federal funds short-term interest rate by an aggregate 50 basis points to 1.25%. The Federal Reserve also signaled that they intend to continue to increase the federal fund short-term interest rate over the next several years, and if this occurs, this will continue to increase the weighted average interest rate on our Commercial Paper Program. See Item 2 “- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt” included elsewhere in this Quarterly Report.
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

June 30, 2017 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Six Months Ended June 30, 2017		Three Months Ended June 30, 2017
	Pound sterling	Euro	Pound sterling	Euro
Average exchange rate to the U.S. dollar in the current year period	1.2595	1.0829	1.2793	1.1004
Average exchange rate to the U.S. dollar in the same period in the prior year	1.4340	1.1166	1.4339	1.1294
Average exchange rate decreases	(12)%	(3)%	(11)%	(3)%
Foreign denominated percentage of:
Revenues, less transaction-based expenses	10%	4%	11%	4%
Operating expenses	12%	3%	12%	2%
Operating income	9%	5%	10%	5%
Impact of the currency fluctuations (1) on:
Revenues, less transaction-based expenses	$(34)	$(3)	$(15)	$(1)
Operating expenses	$(19)	$(1)	$(8)	$—
Operating income	$(15)	$(2)	$(7)	$(1)

(1) Represents the impact of currency fluctuation for the six months and three months ended June 30, 2017 compared to the same periods in the prior year.
We have a significant part of our assets, liabilities, revenues and expenses recorded in pounds sterling or euros. For the six months and three months ended June 30, 2017, 15% and 15%, respectively, of our consolidated revenues, less transaction-based expenses, were denominated in pounds sterling or euros and 15% and 14%, respectively, of our consolidated expenses were denominated in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.
We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We incurred foreign currency transaction gains (losses) of ($1 million) for both the six months ended June 30, 2017 and 2016, and ($1 million) and $2 million for the three months ended June 30, 2017 and 2016, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. A 10% adverse change in the underlying foreign currency exchange rates as of June 30, 2017 would result in a foreign currency transaction loss of $4 million, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity.
We entered into foreign currency hedging transactions during the six months and three months ended June 30, 2017 as economic hedges to help mitigate a portion of our foreign exchange risk exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. Although we may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure, these hedging arrangements may not be effective, particularly in the event of imprecise forecasts of the levels of our non-U.S. denominated assets and liabilities.
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

	As of June 30, 2017
	Position in pounds sterling	Position in euros
Assets	£1,267	€153
of which goodwill represents	268	43
Liabilities	130	53
Net currency position	£1,137	€100
Impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$148	$11
As of June 30, 2017 and December 31, 2016, the portion of our equity attributable to accumulated other comprehensive loss from foreign currency translation was $260 million and $345 million, respectively. As of June 30, 2017, we had net exposure of pounds sterling and euros of £1.1 billion ($1.5 billion) and €100 million ($114 million), respectively. Based on these June 30, 2017 net currency positions, a hypothetical 10% decrease of the pound sterling against U.S. dollar would negatively impact our equity by $148 million and a hypothetical 10% decrease of the euro against U.S. dollar would negatively impact our equity by $11 million. For the six months and three months ended June 30, 2017, currency exchange rate differences had a positive impact of $85 million and $60 million, respectively, on our consolidated equity, primarily due to the increase in the pound sterling/U.S. dollar exchange rate to 1.3025 as of June 30, 2017 (from 1.2336 as of December 31, 2016). The future impact on our business relating to the U.K. leaving the European Union and the corresponding regulatory changes are uncertain at this time, including future impacts on currency exchange rates.
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
Our clearing houses hold material amounts of clearing member cash deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. Refer to note 9 to our consolidated financial statements, which are included elsewhere in this Quarterly Report, for more information on the clearing houses cash deposits, which were $53.6 billion as of June 30, 2017. While we seek to achieve a reasonable rate of return which may generate interest income for our clearing members, we are primarily concerned with preservation of capital and managing the risks associated with these deposits. As the clearing houses may pass on interest revenues (minus costs) to the members, this could include negative or reduced yield due to market conditions. For a summary of the risks associated with this investment activity and how these risks are mitigated, see Part II, Item 7(A) “Quantitative and Qualitative Disclosures About Market Risk” in our 2016 Form 10-K.
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

PART II. Other Information

ITEM 1.    LEGAL PROCEEDINGS
We are subject to legal proceedings, claims and investigations that arise in the ordinary course of our business. These include, for example, several ongoing investigations and inquiries from the SEC and other regulators as well as the matters described in Part I, Item 3 “Legal Proceedings” in our 2016 Form 10-K. We establish accruals for those matters in circumstances when a loss contingency is considered probable and the related amount is reasonably estimable. Any such accruals may be adjusted as circumstances change. During the six months ended June 30, 2017, we recorded a $10 million accrual relating to ongoing investigations and inquiries. Assessments of losses are inherently subjective and involve unpredictable factors. We do not believe that the resolution of these legal matters will have a material adverse effect on our consolidated financial conditions, results of operations or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period may be materially and adversely affected by any developments in legal proceedings, claims and investigations.

Further, as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, in May 2014, three purported class action lawsuits were filed and later amended in the Southern District by Harold Lanier against the securities exchanges that are participants in each of the three national market system data distribution plans - the Consolidated Tape Association/Consolidated Quotation Plan, the Nasdaq UTP Plan, and the Options Price Reporting Authority, or the Plans, - which are established under the Exchange Act and regulated by the SEC. New York Stock Exchange LLC, NYSE Arca, Inc. and NYSE MKT LLC, which are our subsidiaries, were among the defendants named in one or more of the suits, in which Lanier claimed to sue on behalf of himself and all other similarly situated subscribers to the market data disseminated by the Plans. Lanier’s allegations included that the exchange participants in the Plans breached agreements with subscribers by disseminating market data in a discriminatory manner in that other “preferred” customers allegedly received their data faster than the proposed class. In September 2014, the defendants moved to dismiss the amended complaints, and in April 2015, the court issued an opinion and order granting the motion and dismissing the three lawsuits with prejudice. In September 2016, the Second Circuit entered an order affirming the dismissal of the lawsuits. In November 2016, the Second Circuit denied a petition filed by Lanier, relating only to the lawsuit involving the Options Price Reporting Authority plan, seeking a rehearing by the panel of judges that decided the appeal or, in the alternative, for review by the full Second Circuit. Lanier has not sought review of these matters by the U.S. Supreme Court and we consider this matter closed.

ITEM  1(A).     RISK FACTORS

In the second quarter of 2017, there were no significant new risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” in our 2016 Form 10-K. In addition to the other information set forth in this Quarterly Report, including the regulatory update information of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the factors discussed under “Risk Factors” and the regulation discussion under “Business - Regulation” in our 2016 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our 2016 Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The table below sets forth the information with respect to purchases made by or on behalf of Intercontinental Exchange, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act) of our common stock during the three months ended June 30, 2017.

Period (2017)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)(1)
April 1 - April 30	1,192,114	$60.30	6,006,060	$649
May 1 - May 31	1,408,310	$59.68	7,414,370	$565
June 1 - June 30	1,316,063	$63.88	8,730,433	$481
Total	3,916,487	$61.28	8,730,433	$481

(1)	Refer to Note 7 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report, for details on our stock repurchase plans.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
Not applicable.

ITEM 6.        EXHIBITS

Exhibit Number		Description of Document
3.1	—
Fourth Amended and Restated Certificate of Incorporation of Intercontinental Exchange, Inc. effective May 25, 2017 (incorporated by reference to Exhibit 3.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 26, 2017, File No. 001-36198).

3.2	—
Eighth Amended and Restated Bylaws of Intercontinental Exchange, Inc. effective May 25, 2017 (incorporated by reference to Exhibit 3.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 26, 2017, File No. 001-36198).

10.1	—
Intercontinental Exchange, Inc. 2017 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.’s Form S-8 filed with the SEC on May 22, 2017, File No. 333-218619).

10.2	—	Amendment No. 1 to the Intercontinental Exchange, Inc. 2013 Omnibus Non-Employee Director Incentive Plan.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	—	Section 1350 Certification of Chief Executive Officer.

32.2	—	Section 1350 Certification of Chief Financial Officer.

101	—
The following materials from Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Loss and Redeemable Non-Controlling Interest (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*
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

Intercontinental Exchange, Inc. (Registrant)

Date: August 3, 2017	By:	/s/ Scott A. Hill
Scott A. Hill
Chief Financial Officer
(Principal Financial Officer)