Form 10-Q
period 2017-09-30
Intercontinental Exchange, Inc.
filed 2017-11-02
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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

(Do not check if a smaller company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☑
As of October 31, 2017, the number of shares of the registrant’s Common Stock outstanding was 585,026,176 shares.

INTERCONTINENTAL EXCHANGE, INC.
Form 10-Q
Quarterly Period Ended September 30, 2017
TABLE OF CONTENTS

PART I.	Financial Statements
Item 1	Consolidated Financial Statements (Unaudited):
	Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016	2
	Consolidated Statements of Income for the nine and three months ended September 30, 2017 and 2016	4
	Consolidated Statements of Comprehensive Income for the nine and three months ended September 30, 2017 and 2016	5
	Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Loss and Redeemable Non-Controlling Interest for the nine months ended September 30, 2017 and for the year ended December 31, 2016	6
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016	7
	Notes to Consolidated Financial Statements	8
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3	Quantitative and Qualitative Disclosures About Market Risk	51
Item 4	Controls and Procedures	53

PART II.	Other Information
Item 1	Legal Proceedings	54
Item 1A	Risk Factors	54
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3	Defaults Upon Senior Securities	55
Item 4	Mine Safety Disclosures	55
Item 5	Other Information	55
Item 6	Exhibits	56
SIGNATURES		57

PART I. Financial Statements
Item 1.    Consolidated Financial Statements (Unaudited)

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	As of	As of
	September 30, 2017	December 31, 2016
Assets:
Current assets:
Cash and cash equivalents	$419	$407
Short-term investments	16	23
Short-term restricted cash and investments	762	679
Customer accounts receivable, net of allowance for doubtful accounts of $7 at both September 30, 2017 and December 31, 2016	897	777
Margin deposits and guaranty funds	52,401	55,150
Prepaid expenses and other current assets	744	97
Total current assets	55,239	57,133
Property and equipment, net	1,192	1,129
Other non-current assets:
Goodwill	12,016	12,291
Other intangible assets, net	10,056	10,420
Long-term restricted cash and investments	264	264
Long-term investments	—	432
Other non-current assets	351	334
Total other non-current assets	22,687	23,741
Total assets	$79,118	$82,003

Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$427	$388
Section 31 fees payable	32	131
Accrued salaries and benefits	184	230
Deferred revenue	228	114
Short-term debt	1,197	2,493
Margin deposits and guaranty funds	52,401	55,150
Other current liabilities	131	111
Total current liabilities	54,600	58,617
Non-current liabilities:
Non-current deferred tax liability, net	2,989	2,958
Long-term debt	4,865	3,871
Accrued employee benefits	264	430
Other non-current liabilities	381	337
Total non-current liabilities	8,499	7,596
Total liabilities	63,099	66,213
Commitments and contingencies
Redeemable non-controlling interest	—	36

Equity:
Intercontinental Exchange, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; no shares issued or outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 1,500 shares authorized; 600 and 596 shares issued at September 30, 2017 and December 31, 2016, respectively, and 586 and 595 shares outstanding at September 30, 2017 and December 31, 2016, respectively	6	6
Treasury stock, at cost; 14 and 1 shares at September 30, 2017 and December 31, 2016, respectively	(833)	(40)
Additional paid-in capital	11,423	11,306
Retained earnings	5,718	4,789
Accumulated other comprehensive loss	(322)	(344)
Total Intercontinental Exchange, Inc. shareholders’ equity	15,992	15,717
Non-controlling interest in consolidated subsidiaries	27	37
Total equity	16,019	15,754
Total liabilities and equity	$79,118	$82,003

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Transaction and clearing, net	$2,373	$2,566	$758	$777
Data services	1,559	1,463	518	489
Listings	315	314	102	106
Other revenues	148	131	54	44
Total revenues	4,395	4,474	1,432	1,416
Transaction-based expenses:
Section 31 fees	275	290	92	94
Cash liquidity payments, routing and clearing	635	823	197	244
Total revenues, less transaction-based expenses	3,485	3,361	1,143	1,078
Operating expenses:
Compensation and benefits	710	708	231	236
Professional services	94	101	30	32
Acquisition-related transaction and integration costs	27	61	4	14
Technology and communication	294	277	99	93
Rent and occupancy	52	52	17	17
Selling, general and administrative	117	83	38	31
Depreciation and amortization	404	470	128	181
Total operating expenses	1,698	1,752	547	604
Operating income	1,787	1,609	596	474
Other income (expense):
Interest expense	(137)	(134)	(47)	(44)
Other income, net	198	24	11	13
Other income (expense), net	61	(110)	(36)	(31)
Income before income tax expense	1,848	1,499	560	443
Income tax expense	537	409	185	93
Net income	$1,311	$1,090	$375	$350
Net income attributable to non-controlling interest	(22)	(20)	(6)	(6)
Net income attributable to Intercontinental Exchange, Inc.	$1,289	$1,070	$369	$344
Earnings per share attributable to Intercontinental Exchange, Inc. common shareholders:
Basic	$2.18	$1.80	$0.63	$0.58
Diluted	$2.17	$1.79	$0.62	$0.57
Weighted average common shares outstanding:
Basic	591	595	588	596
Diluted	595	599	592	600
Dividend per share	$0.60	$0.51	$0.20	$0.17

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Net income	$1,311	$1,090	$375	$350
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (expense) benefit of ($11) and $1 for the nine months ended September 30, 2017 and 2016, respectively, and ($4) for the three months ended September 30, 2017	130	(245)	45	(46)
Change in fair value of available-for-sale securities	68	117	—	(12)
Reclassification of realized gain on available-for-sale investment to other income	(176)	—	—	—
Other comprehensive income (loss)	22	(128)	45	(58)
Comprehensive income	$1,333	$962	$420	$292
Comprehensive income attributable to non-controlling interest	(22)	(20)	(6)	(6)
Comprehensive income attributable to Intercontinental Exchange, Inc.	$1,311	$942	$414	$286

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Loss
and Redeemable Non-Controlling Interest
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Shareholders' Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Value	Shares	Value
Balance, as of December 31, 2015	628	$6	(34)	$(1,448)	$12,290	$4,148	$(188)	$32	$14,840	$35
Other comprehensive loss	—	—	—	—	—	—	(156)	—	(156)	—
Exercise of common stock options	1	—	—	—	22	—	—	—	22	—
Treasury shares retired in connection with stock split	(35)	—	35	1,512	(1,142)	(370)	—	—	—	—
Repurchases of common stock	—	—	(1)	(50)	—	—	—	—	(50)	—
Payments relating to treasury shares	—	—	(1)	(54)	—	—	—	—	(54)	—
Stock-based compensation	—	—	—	—	136	—	—	—	136	—
Issuance of restricted stock	2	—	—	—	—	—	—	—	—	—
Adjustment to redemption value	—	—	—	—	—	(2)	—	—	(2)	1
Distributions of profits	—	—	—	—	—	—	—	(19)	(19)	(3)
Dividends paid to shareholders	—	—	—	—	—	(409)	—	—	(409)	—
Net income attributable to non-controlling interest	—	—	—	—	—	(27)	—	24	(3)	3
Net income	—	—	—	—	—	1,449	—	—	1,449	—
Balance, as of December 31, 2016	596	6	(1)	(40)	11,306	4,789	(344)	37	15,754	36
Other comprehensive income	—	—	—	—	—	—	22	—	22	—
Exercise of common stock options	—	—	—	—	11	—	—	—	11	—
Repurchases of common stock	—	—	(11)	(709)	—	—	—	—	(709)	—
Payments relating to treasury shares	—	—	(2)	(85)	—	—	—	—	(85)	—
Stock-based compensation	—	—	—	—	116	—	—	—	116	—
Issuance of restricted stock	4	—	—	1	(1)	—	—	—	—	—
Acquisition of non-controlling interest	—	—	—	—	(9)	—	—	(5)	(14)	—
Acquisition of redeemable non-controlling interest	—	—	—	—	—	(2)	—	—	(2)	(37)
Distributions of profits	—	—	—	—	—	—	—	(26)	(26)	—
Dividends paid to shareholders	—	—	—	—	—	(358)	—	—	(358)	—
Net income attributable to non-controlling interest	—	—	—	—	—	(22)	—	21	(1)	1
Net income	—	—	—	—	—	1,311	—	—	1,311	—
Balance, as of September 30, 2017	600	$6	(14)	$(833)	$11,423	$5,718	$(322)	$27	$16,019	$—

	As of	As of
	September 30, 2017	December 31, 2016
Accumulated other comprehensive loss was as follows:
Foreign currency translation adjustments	$(215)	$(345)
Fair value of available-for-sale securities	—	108
Comprehensive income from equity method investment	2	2
Employee benefit plans adjustments	(109)	(109)
Accumulated other comprehensive loss	$(322)	$(344)

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net income	$1,311	$1,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	404	470
Stock-based compensation	102	90
Deferred taxes	58	20
Cetip realized investment gain, net	(114)	—
Other	(13)	2
Changes in assets and liabilities:
Customer accounts receivable	(153)	(88)
Other current and non-current assets	(29)	(8)
Section 31 fees payable	(99)	(83)
Deferred revenue	133	144
Other current and non-current liabilities	(190)	(129)
Total adjustments	99	418
Net cash provided by operating activities	1,410	1,508

Investing activities:
Capital expenditures	(136)	(166)
Capitalized software development costs	(104)	(88)
Cash received for divestitures (net of cash paid for acquisitions)	9	—
Proceeds from sale of Cetip, net	438	—
Decrease (increase) in restricted cash and investments	(80)	18
Other	—	(70)
Net cash provided by (used in) investing activities	127	(306)

Financing activities:
Repayments of commercial paper, net	(445)	(1,006)
Proceeds from debt facilities, net	985	—
Repayments of debt facilities	(850)	—
Repurchases of common stock	(709)	—
Dividends to shareholders	(358)	(307)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(85)	(51)
Acquisition of non-controlling interest and redeemable non-controlling interest	(55)	—
Other	(17)	(2)
Net cash used in financing activities	(1,534)	(1,366)
Effect of exchange rate changes on cash and cash equivalents	9	(5)
Net increase (decrease) in cash and cash equivalents	12	(169)
Cash and cash equivalents, beginning of period	407	627
Cash and cash equivalents, end of period	$419	$458

Supplemental cash flow disclosure:
Cash paid for income taxes	$511	$362
Cash paid for interest	$99	$92

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
Our exchanges include futures exchanges in the United States, or U.S., United Kingdom, or U.K., European Union, or EU, Canada and Singapore, and cash equities, equity options and bond exchanges in the U.S. We also operate over-the-counter, or OTC, markets for physical energy and credit default swaps, or CDS, trade execution. To serve global derivatives markets, we operate central counterparty clearing houses in the U.S., U.K., EU, Canada and Singapore (Note 9). We offer a range of data services for global financial and commodity markets, including pricing and reference data, exchange data, analytics, feeds, desktop and connectivity solutions. Through our markets, clearing houses, listings and market data services, we provide end-to-end solutions for our customers through liquid markets, benchmark products, access to capital markets, and related services to support their ability to manage risk and raise capital.

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
Preparing financial statements requires us to make certain estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from these estimates. The results of operations for the nine and three months ended September 30, 2017 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
The accompanying unaudited consolidated financial statements include the accounts of us and our wholly-owned and controlled subsidiaries. All intercompany balances and transactions between us and our wholly-owned and controlled subsidiaries have been eliminated in the consolidation. For those consolidated subsidiaries in which our ownership is less than 100% and for which we have control over the assets and liabilities and the management of the entity, the outside stockholders’ interests are shown as non-controlling interests. In instances where outside stockholders’ hold an option to require us to repurchase the outside stockholders’ interest, these interests are shown as redeemable non-controlling interests (Note 3).
Held for Sale
We classify long-lived assets or disposal groups as held for sale in the period in which all of the following criteria are met: management commits to a plan to sell; the long-lived asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such long-lived assets or disposal groups; an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; the sale is probable within one year; the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Long-lived assets and disposal groups classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized until the date of sale. The fair value of a long-lived asset less any costs to sell is assessed each reporting period it remains classified as held for sale, and any change in fair value is reported as an adjustment to the carrying value of the asset, except that increases in fair value are limited to prior decreases recorded. Upon being classified as held for sale, depreciation and amortization is ceased. See Note 10 for information regarding our classification of Trayport as held for sale as of September 30, 2017.
New and Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board, or FASB, has issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 606. ASU 606 provides guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. This guidance requires us to recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are required to adopt ASU 606 at the beginning of our first quarter of fiscal 2018. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The new guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We will apply the guidance retrospectively to each prior period presented when adopted, and provide the relevant disclosures in the first interim and annual periods in which we adopt the guidance. Based on our preliminary assessment, we expect that the adoption may accelerate the timing of recognition of a portion of original listing fees related to our New York Stock Exchange, or NYSE, businesses, which are currently deferred over an estimated customer life of nine years. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements within any accounting period presented. We are continuing our assessment, which may identify other impacts of the adoption of ASU 606.
The FASB has issued Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. ASU 2016-01 provides updated guidance for the recognition, measurement, presentation, and disclosure of certain financial assets and liabilities, including the requirement that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value recognized in net income. We are required to adopt ASU 2016-01 at the beginning of our first quarter of fiscal 2018. On October 24, 2017, we made an investment in Euroclear plc, or Euroclear (Note 3), which will be impacted by our adoption of ASU 2016-01. Euroclear does not currently have a readily determinable fair market value as it is not a publicly listed company. Therefore, in accordance with and upon adoption of ASU 2016-01, we would only adjust the fair value of our investment in Euroclear if there is an observable price change in an orderly Euroclear transaction and any change in the fair value will be recognized in net income.
The FASB has issued Accounting Standards Update No. 2016-02, Leases, or ASU 2016-02. ASU 2016-02 requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is required to be adopted at the beginning of our first quarter of fiscal 2019, with early adoption permitted. We will not adopt ASU 2016-02 early, but we are currently evaluating this guidance to determine the potential impact on our consolidated financial statements.
The FASB has issued Accounting Standards Update No. 2016-18, Statement of Cash Flows: Restricted Cash, or ASU 2016-18, that will require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. We are required to adopt ASU 2016-18 at the beginning of our first quarter of fiscal 2018, with early adoption permitted. We will be required to apply the guidance retrospectively when adopted, and provide the relevant disclosures in the first interim and annual periods in which we adopt the guidance. We will not adopt ASU 2016-18 early, but do expect to be impacted by the new presentation and disclosure requirements required by ASU 2016-18 due to our restricted and unrestricted cash balances.
The FASB has issued Accounting Standards Update No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, or ASU 2017-07. The amendments in this update require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component in the same line item as other related compensation costs, and the other components of net benefit cost in the income statement outside of operating income. The guidance only allows the service cost component of net benefit cost to be eligible for capitalization. We are required to adopt ASU 2017-07 at the beginning of our first quarter of fiscal 2018, with early adoption permitted. We will be required to apply the guidance retrospectively when adopted, and provide the relevant disclosures in the first interim and annual periods in which we adopt the guidance. We will not adopt ASU 2017-07 early and we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements within any accounting period presented.

3.	Acquisitions, Investments and Divestitures
Pending Acquisition of Virtu BondPoint
On October 24, 2017, we entered into a definitive agreement to acquire 100% of Virtu BondPoint from Virtu Financial, Inc. for $400 million in cash. The transaction is expected to close in the first quarter of 2018, and the closing is subject to applicable regulatory reviews and approvals. Virtu BondPoint is a leading provider of electronic fixed income trading solutions for the buy-side and sell-side offering access to centralized liquidity and automated trade execution services through its alternative trading system, or ATS, linking more than 500 financial services firms.
Investment in Euroclear
On October 24, 2017, we acquired a 4.7% stake in Euroclear for €275 million ($326 million) in cash. Euroclear is a leading provider of post-trade services, including settlement, central securities depositories and related services for cross-border transactions across asset classes.
Acquisition of Global Research Division’s Index Business from Bank of America Merrill Lynch, or BofAML
On October 20, 2017, we acquired BofAML's Global Research division’s index business. BofAML indices are the second largest group of fixed income indices as measured by assets under management, or AUM, globally. The AUM benchmarked against our combined fixed income indices is nearly $1 trillion, and the indices have been re-branded as the ICE BofAML indices.
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
During June 2017, we purchased both Gasunie’s 21% minority ownership interest in ICE Endex and ABN AMRO Clearing Bank N.V.’s 25% minority ownership interest in ICE Clear Netherlands. Subsequent to these acquisitions, we own 100% of ICE Endex and ICE Clear Netherlands and will no longer include any non-controlling interest amounts for ICE Endex and ICE Clear Netherlands in our consolidated financial statements. During April 2017, we purchased 3.2% of the net profit sharing interest in our CDS clearing subsidiaries from a non-ICE limited partner and the remaining non-ICE limited partners hold a 39.3% net profit sharing interest as of September 30, 2017.
NYSE Governance Services Divestiture
On June 1, 2017, we sold NYSE Governance Services to Marlin Heritage, L.P. NYSE Governance Services provides governance and compliance analytics and education solutions for organizations and their boards of directors through dynamic learning solutions. We recognized a net loss of $6 million on the sale of NYSE Governance Services, which was recorded as amortization expense within our data and listings segment in the accompanying consolidated statements of income for the nine months ended September 30, 2017.
TMX Atrium Acquisition
On May 1, 2017, we acquired 100% of TMX Atrium, a global extranet and wireless services business, from TMX Group. TMX Atrium provides low-latency access to markets and market data across 12 countries, more than 30 major trading venues, and ultra-low latency wireless connectivity to access markets and market data in the Toronto, New Jersey and Chicago metro areas. The wireless assets consist of microwave and millimeter networks that transport market data and provide private bandwidth. TMX Atrium is now part of ICE Data Services and is being integrated with our connectivity services.
Interactive Data Managed Solutions (IDMS) Divestiture
On March 31, 2017, we sold Interactive Data Managed Solutions, or IDMS, a unit of Interactive Data, to FactSet. IDMS is a managed solutions and portal provider for the global wealth management industry. There was no gain or loss recognized on the sale of IDMS.

National Stock Exchange Acquisition
On January 31, 2017, we acquired 100% of National Stock Exchange, Inc., now named NYSE National. The acquisition gives the NYSE Group a fourth U.S. exchange license. NYSE National is distinct from NYSE Group’s three listings exchanges because NYSE National will only be a trading venue and will not be a listings market. NYSE Group’s three listings exchanges, NYSE, NYSE American (NYSE American was formerly known as NYSE MKT) and NYSE Arca, have unique market models designed for corporate and exchange traded fund, or ETF, issuers. After closing the transaction, NYSE National ceased operations on February 1, 2017. We will engage with NYSE National members, buy-side participants and retail brokerage firms before finalizing operational plans for NYSE National’s re-launch, which is expected to occur in 2018.

4.	Goodwill and Other Intangible Assets

The following is a summary of the activity in the goodwill balance for the nine months ended September 30, 2017 (in millions):

Goodwill balance at December 31, 2016	$12,291
Acquisitions (divestitures), net	1
Foreign currency translation	57
Reclassification to held for sale	(331)
Other activity, net	(2)
Goodwill balance at September 30, 2017	$12,016
The following is a summary of the activity in the other intangible assets balance for the nine months ended September 30, 2017 (in millions):

Other intangible assets balance at December 31, 2016	$10,420
Acquisitions (divestitures), net	5
Foreign currency translation	60
Reclassification to held for sale	(214)
Other activity, net	(9)
Amortization of other intangible assets	(206)
Other intangible assets balance at September 30, 2017	$10,056

We completed the acquisitions of TMX Atrium and NYSE National and sold NYSE Governance Services and IDMS during the nine months ended September 30, 2017 (Note 3). We reclassified the net assets of Trayport, including the related goodwill and other intangible assets, and they are being recorded as held for sale as of September 30, 2017 (Note 10). The foreign currency translation adjustments in the tables above result from a portion of our goodwill and other intangible assets being held at our U.K., EU and Canadian subsidiaries, some of whose functional currencies are not the U.S. dollar. The changes in other activity, net in the tables above primarily relate to adjustments to the fair value of the net tangible and identifiable intangible assets and liabilities relating to the acquisitions, with a corresponding adjustment to goodwill.

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

Other than the Creditex customer relationship intangible asset impairment discussed above, we did not recognize any impairment losses on goodwill or other intangible assets during the nine and three months ended September 30, 2017 and 2016.

5.	Deferred Revenue

Deferred revenue represents cash received that is yet to be recognized as revenue. Total deferred revenue was $366 million as of September 30, 2017, including $228 million in current deferred revenue and $138 million in non-current deferred revenue. The changes in our deferred revenue during the nine months ended September 30, 2017 are as follows (in millions):

	Annual Listings Revenue	Original Listings Revenues	Other Listings Revenues	Data Services and Other Revenues	Total
Deferred revenue balance at December 31, 2016	$—	$66	$83	$88	$237
Additions	367	17	49	345	778
Amortization	(276)	(8)	(31)	(324)	(639)
Less NYSE Governance Services, IDMS and Trayport (Notes 3 and 10)	—	—	—	(10)	(10)
Deferred revenue balance at September 30, 2017	$91	$75	$101	$99	$366

6.	Debt

Our total debt, including short-term and long-term debt, consisted of the following as of September 30, 2017 and December 31, 2016 (in millions):

	As of September 30, 2017	As of December 31, 2016
Debt:
Commercial Paper	$1,197	$1,642
NYSE Notes (2.00% senior unsecured notes due October 5, 2017)	—	851
Short-term debt	1,197	2,493
2018 Senior Notes (2.50% senior unsecured notes due October 15, 2018)	599	598
2020 Senior Notes (2.75% senior unsecured notes due December 1, 2020)	1,243	1,242
2022 Senior Notes (2.35% senior unsecured notes due September 15, 2022)	495	—
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	791	790
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,242	1,241
2027 Senior Notes (3.10% senior unsecured notes due September 15, 2027)	495	—
Long-term debt	4,865	3,871
Total debt	$6,062	$6,364
Amended Credit Facility
We had previously entered into a $3.4 billion senior unsecured revolving credit facility, or the Credit Facility, which was scheduled to end on November 13, 2020. On August 18, 2017, we agreed with the lenders, amongst other items, to extend the maturity date to August 18, 2022, herein referred to as the Amended Credit Facility. The Amended Credit Facility includes an option for us to propose an increase in the aggregate amount available for borrowing by up to $975 million, subject to the consent of the lenders funding the increase and certain other conditions. The commitments available under the Amended Credit Facility are scheduled to reduce to $3.2 billion on November 13, 2020.
Other amendments within the Amended Credit Facility include, but are not limited to, (i) eliminating the step-up in the commitment fee ratings-based grid that was scheduled to take effect in April 2019, (ii) removing ICE Europe Parent Limited as a party to the credit agreement, (iii) removing the guaranty by ICE in respect of ICE Europe Parent Limited, (iv) increasing the maximum leverage ratio to 3.50:1.00, and (v) up to two times, increasing the maximum leverage ratio from 3.50:1.00 to 4.00:1.00 for a period of one year following a material acquisition.
No amounts were outstanding under the Amended Credit Facility as of September 30, 2017. We incurred debt issuance costs of $5 million relating to the Amended Credit Facility and they are presented in the accompanying consolidated balance sheet as other non-current assets and will be amortized over the life of the Amended Credit Facility.
Of the $3.4 billion that is currently available for borrowing under the Amended Credit Facility, $1.2 billion is required to back-stop the amount outstanding under our Commercial Paper Program as of September 30, 2017. The amount required to back-stop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $2.2 billion available under the Amended Credit Facility as of September 30, 2017 is available to us to use for working capital and general corporate purposes including, but not limited to, acting as a back-stop to future increases in the amounts outstanding under the Commercial Paper Program.

Senior Notes
On August 17, 2017, we issued $1.0 billion in aggregate senior notes, including $500 million principal amount of 2.35% senior unsecured fixed rate notes due September 2022, or the 2022 Senior Notes, and $500 million principal amount of 3.10% senior unsecured fixed rate notes due September 2027, or the 2027 Senior Notes. We used the majority of the net proceeds from the 2022 Senior Notes and 2027 Senior Notes offering to fund the redemption of the NYSE Notes.
We incurred debt issuance costs of $8 million relating to the issuance of the 2022 Senior Notes and the 2027 Senior Notes and they are presented in the accompanying consolidated balance sheet as a deduction from the carrying amount of the related debt liability and will be amortized over the life of the 2022 Senior Notes and the 2027 Senior Notes. The 2022 Senior Notes and 2027 Senior Notes contain affirmative and negative covenants, including, but not limited to, certain redemption rights, limitations on liens and indebtedness and limitations on certain mergers, sales, dispositions and lease-back transactions.
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
Commercial paper notes of $1.2 billion with original maturities ranging from 2 to 75 days were outstanding as of September 30, 2017 under our Commercial Paper Program. As of September 30, 2017, the weighted average interest rate on the $1.2 billion outstanding under our Commercial Paper Program was 1.23% per annum, with a weighted average maturity of 29 days. We repaid $445 million of the amounts outstanding under the Commercial Paper Program during the nine months ended September 30, 2017 primarily using net cash proceeds received from the sale of our investment in Cetip (Note 11) and cash flows from operations.
NYSE Notes
The $850 million, 2.00% senior unsecured fixed rate NYSE Notes were due in October 2017. We paid off the NYSE Notes in September 2017 using the majority of the proceeds from the 2022 Senior Notes and 2027 Senior Notes offering.
We previously provided condensed consolidating financial statements for Intercontinental Exchange, Inc., or ICE (Parent), NYSE Holdings LLC and the subsidiary non-guarantors in a footnote to our consolidated financial statements. However, in connection with the NYSE Notes being paid off in September 2017, all guarantees between ICE and NYSE Holdings LLC were terminated and we are no longer required to include a condensed consolidating financial statements footnote in our quarterly and annual filings.

7.	Equity
We currently sponsor employee and director stock option and restricted stock plans. Stock options and restricted stock are granted at the discretion of the compensation committee of the board of directors. All stock options and restricted stock awards are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options and restricted stock on the date of grant is recognized as expense over the vesting period, net of estimated forfeitures. The non-cash compensation expenses recognized in our consolidated statements of income for stock options and restricted stock were $102 million and $90 million for the nine months ended September 30, 2017 and 2016, respectively, and $34 million and $30 million for the three months ended September 30, 2017 and 2016, respectively.
Stock Option Plans
The following is a summary of stock options for the nine months ended September 30, 2017:

	Number of Options	Weighted Average Exercise Price per Option
Outstanding at December 31, 2016	3,878,705	$36.05
Granted	730,913	57.34
Exercised	(429,435)	26.38
Outstanding at September 30, 2017	4,180,183	40.77

Details of stock options outstanding as of September 30, 2017 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Vested or expected to vest	4,180,183	$40.77	6.7	$117
Exercisable	3,022,120	$35.72	5.9	$100
The total intrinsic value of stock options exercised during the nine months ended September 30, 2017 and 2016 were $15 million and $15 million, respectively, and $8 million and $5 million for the three months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there were $10 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.8 years as the stock options vest.
We use the Black-Scholes option pricing model for purposes of valuing stock option awards. During the nine months ended September 30, 2017 and 2016, we used the weighted-average assumptions in the table below to compute the value of all options for shares of common stock granted to employees:

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
Restricted Stock Plans
In January 2017, we reserved a maximum of 1,534,218 restricted shares for potential issuance as performance-based restricted shares to certain of our employees. The number of shares that will ultimately be granted under this award will be based on our actual financial performance as compared to financial performance targets set by our board of directors and compensation committee for the year ending December 31, 2017, as well as our 2017 total shareholder return as compared to that of the S&P 500 Index. The maximum compensation expense to be recognized under these performance-based restricted shares is $85 million if the maximum financial performance target is met and all 1,534,218 shares vest. The compensation expense to be recognized under these performance-based restricted shares will be $42 million if the target financial performance is met, which would result in 767,109 shares vesting. We will recognize expense on an accelerated basis over the three-year vesting period based on our quarterly assessment of the probable 2017 actual financial performance as compared to the 2017 financial performance targets. As of September 30, 2017, we determined that it is probable that the financial performance level will be at target for 2017. Based on this assessment, we recorded non-cash compensation expense of $18 million and $6 million for the nine and three months ended September 30, 2017, respectively, related to these shares and the remaining $24 million in non-cash compensation expense will be recorded on an accelerated basis over the remaining vesting period, including $6 million of which will be recorded during the fourth quarter of 2017.
The following is a summary of the non-vested restricted shares for the nine months ended September 30, 2017:

	Number of Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share
Non-vested at December 31, 2016	6,435,871	$45.33
Granted	3,186,709	57.28
Vested	(3,412,678)	44.59
Forfeited	(370,008)	51.65
Non-vested at September 30, 2017	5,839,894	52.47
Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance-based shares have been presented to reflect the actual shares to be issued based on the achievement of past performance targets. Non-vested performance-based restricted shares granted are presented in the table above at the target number of restricted shares that would vest if the performance targets are met. As of September 30, 2017, there were $171 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted-average period of 1.6 years as the restricted stock vests. These unrecognized compensation costs assume that a target performance level will be met on the performance-based restricted shares granted in January 2017. During the nine months ended September 30, 2017 and 2016, the total fair value of restricted stock vested under all restricted stock plans was $199 million and $120 million, respectively.
Stock Repurchase Program
In August 2016, our board of directors approved an aggregate of $1.0 billion for future repurchases of our common stock with no fixed expiration date, subject to applicable laws and regulations. The shares repurchased are held in treasury stock. As of September 30, 2017, the remaining board authorization permits repurchases of up to $241 million of our common stock. In September 2017, our board of directors approved an aggregate of $1.2 billion for future repurchases of our common stock with no fixed expiration date that becomes effective as of January 1, 2018. We expect funding for any share repurchases to come from our operating cash flow or borrowings under our debt facilities or commercial paper program. Repurchases may be made from time to time on the open market, through established trading plans, in privately-negotiated transactions or otherwise, in accordance with all applicable securities laws, rules and regulations. We have entered into a Rule 10b5-1 trading plan, as authorized by our board of directors, to govern some or all of the repurchases of our shares of common stock. We may discontinue the stock repurchases at any time and may amend or terminate the Rule 10b5-1 trading plan at any time. The approval of our board of directors for the share repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our board of directors may increase or decrease the amount of capacity we have for repurchases from time to time.
During the nine months ended September 30, 2017, we repurchased 11,469,042 shares of our outstanding common stock at a cost of $709 million, excluding shares withheld upon vesting of equity awards. These repurchases were completed on the open market and under our 10b5-1 trading plan. The timing and extent of future repurchases that are not made pursuant to a Rule 10b5-1 trading plan will be at our discretion and will depend upon many conditions. Our management periodically reviews whether or not to be active in repurchasing our stock. In making a determination regarding any stock repurchases, we consider multiple factors. The factors may include: overall stock market conditions, our common stock price movements, the remaining amount authorized for repurchases by our board of directors, the potential impact of a stock repurchase program on our corporate debt ratings, our expected free cash flow and working capital needs, our current and future planned strategic growth initiatives, and other potential uses of our cash and capital resources.
Dividends
During the nine months ended September 30, 2017 and 2016, we paid cash dividends per share of $0.60 and $0.51, respectively, for an aggregate payout of $358 million and $307 million, respectively. The declaration of dividends is subject to the discretion of our board of directors, and may be affected by various factors, including our future earnings, financial condition, capital requirements, levels of indebtedness, credit ratings and other considerations our board of directors deem relevant. Our board of directors has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be determined quarterly by the board or audit committee of the board of directors taking into account such factors as our evolving business model, prevailing business conditions and our financial results and capital requirements, without a predetermined annual net income payout ratio.

8.	Income Taxes
Our effective tax rate was 29% and 27% for the nine months ended September 30, 2017 and 2016, respectively, and 33% and 21% for the three months ended September 30, 2017 and 2016, respectively. The effective tax rates for the nine and three months ended September 30, 2017 and 2016 were lower than the federal statutory rate primarily due to favorable foreign income tax rate differentials, deferred tax benefits as a result of a U.K. income tax rate reduction enacted in the third quarter of 2016, and tax benefits associated with a divestiture in the second quarter of 2017, partially offset by state income taxes including additional tax expense from an Illinois corporate income tax rate increase enacted in the third quarter of 2017. Favorable foreign income tax rate differentials result primarily from lower income tax rates in the U.K. and various other lower tax jurisdictions as compared to the income tax rates in the U.S.
The effective tax rate for the three months ended September 30, 2017 is higher than the effective tax rate for the comparable period in 2016 primarily because of deferred tax benefits from a U.K. corporate income tax reduction in the third quarter of 2016 and additional tax expense as a result of an Illinois corporate income tax rate increase enacted in the third quarter of 2017. The same U.K. and Illinois factors affect the effective tax rate comparison for the nine months ended September 30, 2017 and 2016. Additionally, the nine month effective tax rate difference is impacted by tax benefits associated with a divestiture during the second quarter of 2017, partially offset by an income tax expense increase due to a relatively higher U.S. mix of income.
Our non-U.S. subsidiaries had $4.3 billion in cumulative undistributed earnings as of September 30, 2017. This amount represents the post-income tax earnings under U.S. GAAP adjusted for previously taxed income. The earnings from our non-U.S. subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability is not practicable. Any future distribution by way of dividend of these non-U.S. earnings may subject us to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to various non-U.S. countries.

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

•	ICE Clear Credit performs the clearing and settlement for CDS contracts submitted for clearing in North America.

•	ICE Clear US performs the clearing and settlement of agricultural, metals, currencies and financial futures and options contracts traded through ICE Futures U.S.

•	ICE Clear Canada performs the clearing and settlement for all futures and options contracts traded through ICE Futures Canada.

•	ICE Clear Netherlands offers clearing for equity options.

•	ICE Clear Singapore performs the clearing and settlement for all futures and options contracts traded through ICE Futures Singapore.
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
The ICE Clearing Houses seek to reduce their exposure through a risk management program that includes initial and ongoing financial standards for clearing member admission and continued membership, original and variation margin requirements, and mandatory deposits to the guaranty fund. The amounts that the clearing members are required to maintain in the original margin and guaranty fund accounts are determined by standardized parameters established by the risk management departments and reviewed by the risk committees and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time. As of September 30, 2017 and December 31, 2016, the ICE Clearing Houses have received or have been pledged $91.6 billion and $95.7 billion, respectively, in cash and non-cash collateral in original margin and guaranty fund deposits to cover price movements of underlying contracts for both periods. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations up to the limits established under the respective rules of each ICE Clearing House.
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
We have contributed cash of $150 million, $50 million and $50 million to the guaranty funds of ICE Clear Europe, ICE Clear Credit and ICE Clear US, respectively, as of September 30, 2017, and such amounts are at risk and could be used in the event of a clearing member default where the amount of the defaulting clearing member’s original margin and guaranty fund deposits are insufficient. We have also contributed $4 million in cash in total to the guaranty funds of ICE Clear Canada, ICE Clear Netherlands and ICE Clear Singapore. The $254 million combined contributions to the guaranty funds as of September 30, 2017 and December 31, 2016 are included in long-term restricted cash in the accompanying consolidated balance sheets.

As of September 30, 2017, our cash margin deposits and guaranty fund were as follows for the ICE Clearing Houses (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear US	Other ICE Clearing Houses	Total
Original margin	$20,686	$21,911	$4,004	$103	$46,704
Guaranty fund	3,025	2,345	305	22	5,697
Total	$23,711	$24,256	$4,309	$125	$52,401
As of December 31, 2016, our cash margin deposits and guaranty fund were as follows for the ICE Clearing Houses (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear US	Other ICE Clearing Houses	Total
Original margin	$27,046	$16,833	$6,184	$107	$50,170
Guaranty fund	2,444	2,135	316	85	4,980
Total	$29,490	$18,968	$6,500	$192	$55,150
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
Of the cash held by the ICE Clearing Houses, as of September 30, 2017, $28.3 billion is secured in reverse repurchase agreements with primarily overnight maturities or direct investment in government securities. ICE Clear Credit, a systemically important financial market utility as designated by the Financial Stability Oversight Council, held $19.7 billion of its U.S. dollar cash in the guaranty fund and in original margin in cash accounts at the Federal Reserve Bank of Chicago as of September 30, 2017. During the quarter ended September 30, 2017, ICE Clear Europe established a Euro denominated account at the De Nederlandsche Bank, or DNB, the central bank of the Netherlands. This account provides the flexibility for ICE Clear Europe to place Euro denominated cash margin securely at a national bank, in particular during periods when liquidity in the Euro repo markets may temporarily become contracted, such as over a quarter or year end. As of September 30, 2017, ICE Clear Europe held $1.5 billion at DNB. The remaining cash deposits at the ICE Clearing Houses are held in demand deposit accounts at large, highly rated financial institutions and directly in U.S. Treasury securities with original maturities of less than 12 months. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments and repurchase agreements.
In addition to the cash deposits for original margin and the guaranty fund, the ICE Clearing Houses have also received other assets from clearing members, which include government obligations, and may include other non-cash collateral such as certain agency and corporate debt or gold to mitigate credit risk. These assets are not reflected in the accompanying consolidated balance sheets as the risks and rewards of these assets remain with the clearing members unless the ICE Clearing Houses have sold or re-pledged the assets or in the event of a clearing member default, where the clearing member is no longer entitled to redeem the assets. Any income, gain or loss accrues to the clearing member. For certain non-cash deposits, the ICE Clearing Houses may impose discount or “haircut” rates to ensure adequate collateral levels to account for fluctuations in the market value of these deposits. As of September 30, 2017 and December 31, 2016, the assets pledged by the clearing members as original margin and guaranty fund deposits for each of the ICE Clearing Houses are detailed below (in millions):

	As of September 30, 2017				As of December 31, 2016
	ICE Clear Europe	ICE Clear Credit	ICE Clear US	Other ICE Clearing Houses	ICE Clear Europe	ICE Clear Credit	ICE Clear US	Other ICE Clearing Houses
Original margin:
Government securities at face value	$24,611	$4,339	$9,738	$24	$22,961	$6,013	$10,542	$37
Other	—	—	—	—	—	—	—	368
Total	$24,611	$4,339	$9,738	$24	$22,961	$6,013	$10,542	$405
Guaranty fund:
Government securities at face value	$305	$42	$160	$2	$217	$178	$147	$40

10.	Held for Sale
On December 11, 2015, we acquired 100% of Trayport in a stock transaction. The total purchase price was $620 million, comprised of 12.6 million shares of our common stock. Trayport is a software company that licenses its technology to serve exchanges, OTC brokers and traders to facilitate electronic and hybrid trade execution primarily in the energy markets.
The U.K. Competition and Markets Authority, or the CMA, undertook a review of our acquisition of Trayport under the merger control laws of the U.K. In October 2016, the CMA issued its findings and ordered a divestment of Trayport to remedy what the CMA determined to be a substantial lessening of competition. In November 2016, we filed an appeal with the Competition Appeal Tribunal, or the CAT, to challenge the CMA’s decision. In March 2017, the CAT upheld the CMA decision that we should divest Trayport. Following the CAT’s judgment, we asked for leave to appeal the CAT’s decision at the U.K. Court of Appeals. In May 2017, the U.K. Court of Appeals denied our request for leave to appeal. We are obligated to sell Trayport by January 2018.
The functional currency of Trayport is the pound sterling, as this is the currency in which Trayport operates. The $620 million in Trayport net assets were recorded on our December 11, 2015 opening balance sheet at a pound sterling/U.S. dollar exchange rate of 1.5218 (£407 million). Because our consolidated financial statements are presented in U.S. dollars, we must translate the Trayport net assets into U.S. dollars at the exchange rates in effect at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against the pound sterling will affect the value of the Trayport balance sheet, with gains or losses included in the cumulative translation adjustment account, a component of equity. As a result of the decrease in the pounds sterling/U.S. dollar exchange rate to 1.3398 as of September 30, 2017, the portion of our equity attributable to the Trayport net assets in accumulated other comprehensive loss from foreign currency translation was $74 million as of September 30, 2017.
As of June 30, 2017, we classified Trayport as held for sale and ceased depreciation and amortization of the property and equipment and other intangible assets (Note 2). As of September 30, 2017, the adjusted carrying value of Trayport’s net assets is $609 million, which is equal to the $535 million carrying value plus the $74 million in accumulated other comprehensive loss from foreign currency translation.
On October 27, 2017, we entered into a definitive agreement to sell Trayport to TMX Group for £550 million ($722 million based on the pounds sterling/U.S. dollar exchange rate of 1.3129 as of October 27, 2017). The proceeds of such sale will include a combination of cash and our acquisitions of Natural Gas Exchange, Inc., or NGX, and Shorcan Energy Brokers Inc., or Shorcan Energy, both wholly-owned subsidiaries of TMX Group. NGX, headquartered in Calgary, provides electronic trading, central counterparty clearing and data services to the North American natural gas, electricity and oil markets. Shorcan Energy offers brokerage services for the North American crude oil markets. If regulatory approval for the acquisitions of NGX and Shorcan Energy is not received within the required time to complete the sale of Trayport, then the sale of Trayport will proceed for cash consideration in the amount of £550 million and we would have one year from the signing date to close on the acquisitions of NGX and Shorcan Energy for cash consideration payable to TMX Group. We will recognize a gain on the closing of this transaction, equal to the gross proceeds received from TMX Group, less the adjusted carrying value and the costs to sell Trayport.
Trayport is included in our data and listings segment. The total assets held for sale as of September 30, 2017 were $595 million and were reclassified and are included in “prepaid expenses and other current assets” in our accompanying consolidated balance sheet and the total liabilities held for sale as of September 30, 2017 were $60 million and were reclassified and are included in “other current liabilities” in our accompanying consolidated balance sheet. The carrying amounts of the major classes of assets and liabilities of Trayport are as follows as of September 30, 2017 (in millions):

Assets held for sale:
Cash and cash equivalents	$5
Goodwill	341
Other intangibles, net	220
Other current and non-current assets	29
Total assets held for sale (included in prepaid expenses and other current assets)	$595

Liabilities held for sale:
Deferred tax liabilities, net	$39
Other current and non-current liabilities	21
Total liabilities held for sale (included in other current liabilities)	$60

Accumulated other comprehensive loss from foreign currency translation classified as held for sale in equity	$74

11.	Fair Value Measurements
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
Financial assets and liabilities recorded in the accompanying consolidated balance sheets as of September 30, 2017 and December 31, 2016 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. Financial instruments measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 are as follows (in millions):

	As of September 30, 2017			As of December 31, 2016
	Level 1	Level 2 and 3	Total	Level 1	Level 2 and 3	Total
Assets at fair value:
Long-term investment in equity securities	$—	$—	$—	$432	$—	$432
U.S. Treasury securities	734	—	734	500	—	500
Mutual Funds	16	—	16	23	—	23
Total assets at fair value	$750	$—	$750	$955	$—	$955
As of September 30, 2017, the fair value of our $495 million 2027 Senior Notes was $498 million, the fair value of our $1.24 billion 2025 Senior Notes was $1.32 billion, the fair value of our $791 million 2023 Senior Notes was $851 million, the fair value of our $495 million 2022 Senior Notes was $499 million, the fair value of our $1.24 billion 2020 Senior Notes was $1.28 billion, and the fair value of our $599 million 2018 Senior Notes was $604 million. The fair values of these fixed rate notes were estimated using quoted market prices for these instruments. The fair value of our commercial paper approximates the carrying value since the rates of interest on this short-term debt approximate market rates as of September 30, 2017. All other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.
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
The $500 million fair value of our investment in Cetip included an accumulated unrealized gain of $176 million, based on the $324 million cost basis. In connection with the sale of our equity investment in Cetip, the $176 million, accumulated unrealized gain was reclassified out of accumulated other comprehensive income and was recognized in other income as a realized investment gain in the accompanying consolidated statement of income for the nine months ended September 30, 2017.
As of September 30, 2017, we held $734 million in U.S. Treasury securities. Of these securities, $534 million were recorded as short-term restricted cash and investments and $200 million were recorded as long-term restricted cash and investments in the accompanying consolidated balance sheet as of September 30, 2017. We account for the U.S. Treasury securities held using the available-for-sale method.
Mutual funds represent equity and fixed income mutual funds held for the purpose of providing future payments for the supplemental executive savings plan and the supplemental executive retirement plan and are classified as available-for-sale securities.
We did not use Level 2 and 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of September 30, 2017 or December 31, 2016. We measure certain assets, such as intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of September 30, 2017 and December 31, 2016, none of these assets were required to be recorded at fair value since no impairments were recorded.

12.	Segment Reporting

We operate two business segments: our Trading and Clearing segment and our Data and Listings segment. This presentation is reflective of how our chief operating decision maker reviews and operates our business. Our Trading and Clearing segment comprises our transaction-based execution and clearing businesses. Our Data and Listings segment comprises our subscription-based data services and securities listings businesses. Our chief operating decision maker does not review total assets, intersegment revenues/expenses or statements of income below operating income by segments; therefore, such information is not presented below. Financial data for our business segments is as follows for the nine and three months ended September 30, 2017 and 2016 (in millions):

	Trading and Clearing Segment	Data and Listings Segment	Consolidated
Nine Months Ended September 30, 2017:
Revenues, less transaction-based expenses	$1,611	$1,874	$3,485
Operating expenses	643	1,055	1,698
Operating income	968	819	1,787
Nine Months Ended September 30, 2016:
Revenues, less transaction-based expenses	$1,584	$1,777	$3,361
Operating expenses	672	1,080	1,752
Operating income	912	697	1,609

	Trading and Clearing Segment	Data and Listings Segment	Consolidated
Three Months Ended September 30, 2017
Revenues, less transaction-based expenses	$523	$620	$1,143
Operating expenses	213	334	547
Operating income	310	286	596
Three Months Ended September 30, 2016
Revenues, less transaction-based expenses	$483	$595	$1,078
Operating expenses	245	359	604
Operating income	238	236	474

Revenue from two clearing members of our Trading and Clearing segment comprised 10% of our Trading and Clearing revenues for the nine and three months ended September 30, 2017 and revenue from one clearing member of our Trading and Clearing segment comprised 10% of our Trading and Clearing revenues for the nine and three months ended September 30, 2016. Clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, we believe that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional customers or clearing members accounted for more than 10% of our segment revenues or consolidated revenues for the nine and three months ended September 30, 2017 and 2016.

13.	Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the nine and three months ended September 30, 2017 and 2016 (in millions, except per share amounts):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Basic:
Net income attributable to Intercontinental Exchange, Inc.	$1,289	$1,070	$369	$344
Weighted average common shares outstanding	591	595	588	596
Basic earnings per common share	$2.18	$1.80	$0.63	$0.58
Diluted:
Weighted average common shares outstanding	591	595	588	596
Effect of dilutive securities - stock options and restricted shares	4	4	4	4
Diluted weighted average common shares outstanding	595	599	592	600
Diluted earnings per common share	$2.17	$1.79	$0.62	$0.57
Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. During the nine months ended September 30, 2017 and 2016, 7,380 and 715,955 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share since the inclusion would have had an antidilutive effect because the outstanding stock option exercise prices were greater than the average market price of the common shares during the relevant periods. Certain figures in the table above may not recalculate due to rounding.

14.	Subsequent Events
We have evaluated subsequent events and determined that no events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements except those events disclosed in Notes 2, 3 and 10.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q, including the sections entitled “Notes to Consolidated Financial Statements”, “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be forward-looking statements. Any forward looking statements are based on our present beliefs and assumptions as well as the information currently available to us. Forward-looking statements may be introduced by or contain terminology such as “may”, “will”, “should”, “could”, “would”, “targets”, “goal”, “expect”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, or the antonyms of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance, cash flows, financial position or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth in Item 1(A) under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, or our 2016 Form 10-K, as filed with the SEC on February 7, 2017.
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
Our exchanges include futures exchanges in the U.S., U.K., EU, Canada and Singapore, and cash equities, equity options and bond exchanges in the U.S. We also operate OTC markets for physical energy and CDS trade execution. To serve global derivatives markets, we operate central counterparty clearing houses in the U.S., U.K., EU, Canada and Singapore. We offer a range of data services for global financial and commodity markets, including pricing and reference data, exchange data, analytics, feeds, desktop and connectivity solutions. Through our markets, clearing houses, listings and market data services, we provide end-to-end solutions for our customers through liquid markets, benchmark products, access to capital markets, and related services to support their ability to manage risk and raise capital. Our business is currently conducted as two reportable business segments, our Trading and Clearing segment and our Data and Listings segment, and the majority of our identifiable assets are located in the U.S. and U.K.
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
The U.K. Competition and Markets Authority, or the CMA, undertook a review of our acquisition of Trayport under the merger control laws of the U.K. In October 2016, the CMA issued its findings and ordered a divestment of Trayport to remedy what the CMA determined to be a substantial lessening of competition. In November 2016, we filed an appeal with the Competition Appeal Tribunal, or the CAT, to challenge the CMA’s decision. In March 2017, the CAT upheld the CMA decision that we should divest Trayport. Following the CAT’s judgment, we asked for leave to appeal the CAT’s decision at the U.K. Court of Appeals. In May 2017, the U.K. Court of Appeals denied our request for leave to appeal. We are obligated to sell Trayport by January 2018.
The functional currency of Trayport is the pound sterling, as this is the currency in which Trayport operates. The $620 million in Trayport net assets were recorded on our December 11, 2015 opening balance sheet at a pound sterling/U.S. dollar exchange rate of 1.5218 (£407 million). Because our consolidated financial statements are presented in U.S. dollars, we must translate the Trayport net assets into U.S. dollars at the exchange rates in effect at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against the pound sterling will affect the value of the Trayport balance sheet, with gains or losses included in the cumulative translation adjustment account, a component of equity. As a result of the decrease in the pounds sterling/U.S. dollar exchange rate to 1.3398 as of September 30, 2017, the portion of our equity attributable to the Trayport net assets in accumulated other comprehensive loss from foreign currency translation was $74 million as of September 30, 2017.
As of June 30, 2017, we classified Trayport as held for sale and ceased depreciation and amortization of the property and equipment and other intangible assets (Note 2). As of September 30, 2017, the adjusted carrying value of Trayport’s net assets is $609 million, which is equal to the $535 million carrying value plus the $74 million in accumulated other comprehensive loss from foreign currency translation.
On October 27, 2017, we entered into a definitive agreement to sell Trayport to TMX Group for £550 million ($722 million based on the pounds sterling/U.S. dollar exchange rate of 1.3129 as of October 27, 2017). The proceeds of such sale will include a combination of cash and our acquisitions of Natural Gas Exchange, Inc., or NGX, and Shorcan Energy Brokers Inc., or Shorcan Energy, both wholly-owned subsidiaries of TMX Group. NGX, headquartered in Calgary, provides electronic trading, central counterparty clearing and data services to the North American natural gas, electricity and oil markets. Shorcan Energy offers brokerage services for the North American crude oil markets. If regulatory approval for the acquisitions of NGX and Shorcan Energy is not received within the required time to complete the sale of Trayport, then the sale of Trayport will proceed for cash consideration in the amount of £550 million and we would have one year from the signing date to close on the acquisitions of NGX and Shorcan Energy for cash consideration payable to TMX Group. We will recognize a gain on the closing of this transaction, equal to the gross proceeds received from TMX Group, less the adjusted carrying value and the costs to sell Trayport.
Trayport is included in our data and listings segment. The total assets held for sale as of September 30, 2017 were $595 million and were reclassified and are included in “prepaid expenses and other current assets” in our accompanying consolidated balance sheet and the total liabilities held for sale as of September 30, 2017 were $60 million and were reclassified and are included in “other current liabilities” in our accompanying consolidated balance sheet. Refer to note 10 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report, for more information on the pending divestiture of Trayport and its classification as held for sale.
Pending Acquisition of Virtu BondPoint
On October 24, 2017, we entered into a definitive agreement to acquire 100% of Virtu BondPoint from Virtu Financial, Inc. for $400 million in cash. The transaction is expected to close in the first quarter of 2018, and the closing is subject to applicable regulatory reviews and approvals. Virtu BondPoint is a leading provider of electronic fixed income trading solutions for the buy-side and sell-side offering access to centralized liquidity and automated trade execution services through its ATS linking more than 500 financial services firms.

Investment in Euroclear
On October 24, 2017, we acquired a 4.7% stake in Euroclear for €275 million ($326 million) in cash. Euroclear is a leading provider of post-trade services, including settlement, central securities depositories and related services for cross-border transactions across asset classes.
Acquisition of Global Research Division’s Index Business from Bank of America Merrill Lynch (BofAML)
On October 20, 2017, we acquired BofAML's Global Research division’s index business. BofAML indices are the second largest group of fixed income indices as measured by assets under management, or AUM, globally. The AUM benchmarked against our combined fixed income indices is nearly $1 trillion, and the indices have been re-branded as the ICE BofAML indices.
Purchase of Minority Interests
During June 2017, we purchased both Gasunie’s 21% minority ownership interest in ICE Endex and ABN AMRO Clearing Bank N.V.’s 25% minority ownership interest in ICE Clear Netherlands. Subsequent to these acquisitions, we own 100% of ICE Endex and ICE Clear Netherlands and will no longer include any non-controlling interest amounts for ICE Endex and ICE Clear Netherlands in our consolidated financial statements. During April 2017, we purchased 3.2% of the net profit sharing interest in our CDS clearing subsidiaries from a non-ICE limited partner and the remaining non-ICE limited partners hold a 39.3% net profit sharing interest as of September 30, 2017. See “- Consolidated Non-Operating Income (Expense)” below.
NYSE Governance Services Divestiture
On June 1, 2017, we sold NYSE Governance Services to Marlin Heritage, L.P. NYSE Governance Services provides governance and compliance analytics and education solutions for organizations and their boards of directors through dynamic learning solutions. We recognized a net loss of $6 million on the sale of NYSE Governance Services, which was recorded as amortization expense within our data and listings segment in the accompanying consolidated statements of income for the nine months ended September 30, 2017.
TMX Atrium Acquisition
On May 1, 2017, we acquired 100% of TMX Atrium, a global extranet and wireless services business, from TMX Group. TMX Atrium provides low-latency access to markets and market data across 12 countries, more than 30 major trading venues, and ultra-low latency wireless connectivity to access markets and market data in the Toronto, New Jersey and Chicago metro areas. The wireless assets consist of microwave and millimeter networks that transport market data and provide private bandwidth. Our customers are increasingly seeking wireless services for use in their trading strategies. TMX Atrium is now part of ICE Data Services and is being integrated with our connectivity services.
Cetip Investment Gain
Until March 29, 2017, we held a 12% ownership interest in Cetip, which we classified as an available-for-sale long-term investment. On March 29, 2017, Cetip and BM&FBOVESPA S.A. finalized a merger agreement. BM&FBOVESPA S.A., which changed its name to B3 S.A. - Brasil, Bolsa, Balcao, or B3, following the merger with Cetip, is a stock exchange and operator of registration, clearing, custodial and settlement services for equities, financial securities, indices, rates, commodities and currencies and is located in São Paulo, Brazil. The merger valued our Cetip investment at $500 million. We received the proceeds in cash and in B3 common stock.
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
The $500 million fair value of our investment in Cetip included an accumulated unrealized gain of $176 million, based on the $324 million cost basis. In connection with the sale of our equity investment in Cetip, the $176 million accumulated unrealized gain was reclassified out of accumulated other comprehensive income and was recognized in other income as a realized investment gain in the accompanying consolidated statement of income for the nine months ended September 30, 2017.
Refer to note 11 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report, for more information on the Cetip investment gain.

Interactive Data Managed Solutions Divestiture
On March 31, 2017, we sold IDMS, a unit of Interactive Data, to FactSet. IDMS is a managed solutions and portal provider for the global wealth management industry. There was no gain or loss recognized on the sale of IDMS.
National Stock Exchange Acquisition
On January 31, 2017, we acquired 100% of National Stock Exchange, Inc., now named NYSE National. The acquisition gives the NYSE Group a fourth U.S. exchange license. NYSE National is distinct from NYSE Group’s three listings exchanges because NYSE National will only be a trading venue and will not be a listings market. NYSE Group’s three listings exchanges, NYSE, NYSE American (NYSE American was formerly known as NYSE MKT) and NYSE Arca, have unique market models designed for corporate and ETF issuers. After closing the transaction, NYSE National ceased operations on February 1, 2017. We will engage with NYSE National members, buy-side participants and retail brokerage firms before finalizing operational plans for NYSE National’s re-launch, which is expected to occur in 2018.
Regulation
Our markets are primarily subject to the jurisdiction of regulatory agencies in the U.S., U.K., EU, Canada and Singapore. Global policy makers have undertaken reviews of their existing legal framework governing financial markets in connection with regulatory reform, and have either passed new laws and regulations, or are in the process of debating and/or enacting new laws and regulations that apply to our business and to our customers’ businesses. Legislative and regulatory actions may impact the way in which we or our customers conduct business and may create uncertainty, which could affect trading volumes or demand for market data. As discussed in Item 1 “Business - Regulation” included in our 2016 Form 10-K, the implementation of Markets in Financial Instruments Directives II, or MiFID II, and its counterpart the European Market Infrastructure Regulation, or EMIR, may result in operational, regulatory and/or business risk.
Most of the specific regulations which support the MiFID II framework have now been approved by the European Parliament and European Council. The European Securities and Markets Authority, or ESMA, and the national regulatory authorities are continuing to work on detailed aspects of the framework which are relevant to the markets operated by ICE Futures Europe and ICE Endex, including position limits and the determination of pre-trade and post-trade price transparency requirements for financial instruments. We expect the entire set of position limits for commodity contracts to be published by the end of 2017. We are accessing any potential market impacts as the requirements are published, however any impacts are uncertain at this time.
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
In June 2017, the European Commission published a proposal to revise the current regulatory structure for non-EU clearing houses. The nature and extent of the regulation would depend on the “impact” of a non-EU clearing house’s business in the EU. The publication discusses a “sliding scale” of regulation that includes: continued implementation of the existing EMIR equivalence and recognition regime for low impact non-EU clearing houses; direct regulatory oversight for medium impact non-EU clearing houses; and, with respect to systemically important, high impact, non-EU clearing houses, an undefined “location” requirement. Details on the classification of non-EU clearing will be established by the European Commission in cooperation with ESMA and the European System of Central Banks. The proposal will undergo legislative review by the European Parliament and the EU Member States, and is subject to change. The proposal could have an impact on our non-EU clearing houses to the extent they are deemed to be doing business in Europe.
Financial Highlights
The following summarizes our results and significant changes in our consolidated financial performance for the periods presented (dollars in millions, except per share amounts, and YTD represents the nine-month periods ended September 30th):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Revenues, less transaction-based expenses	$3,485	$3,361	4%	$1,143	$1,078	6%
Operating expenses	$1,698	$1,752	(3)%	$547	$604	(10)%
Adjusted operating expenses(1)	$1,459	$1,454	—%	$476	$484	(2)%
Operating income	$1,787	$1,609	11%	$596	$474	26%
Adjusted operating income(1)	$2,026	$1,907	6%	$667	$594	13%
Operating margin	51%	48%	3 pts	52%	44%	8 pts
Adjusted operating margin(1)	58%	57%	1 pt	58%	55%	3 pts
Other income (expense), net	$61	$(110)	n/a	$(36)	$(31)	14%
Income tax expense	$537	$409	31%	$185	$93	100%
Effective tax rate	29%	27%	2 pts	33%	21%	12 pts
Net income attributable to ICE	$1,289	$1,070	21%	$369	$344	7%
Adjusted net income attributable to ICE(1)	$1,319	$1,237	7%	$430	$385	12%
Diluted earnings per share attributable to ICE common shareholders	$2.17	$1.79	21%	$0.62	$0.57	9%
Adjusted diluted earnings per share attributable to ICE common shareholders(1)	$2.22	$2.07	7%	$0.73	$0.64	14%
Cash flows from operating activities	$1,410	$1,508	(7)%

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

•
Revenues, less transaction-based expenses, increased $124 million and $65 million for the nine and three months ended September 30, 2017, respectively, from the comparable periods in 2016. See “- Trading and Clearing Segment” and “Data and Listings Segment” below for a discussion of the significant changes in our revenues. The increase in revenues includes $34 million in unfavorable foreign exchange effects arising from the strengthening U.S. dollar for the nine months ended September 30, 2017, from the comparable period in 2016, and $3 million in favorable foreign exchange effects arising from the weakening U.S. dollar for the three months ended September 30, 2017, from the comparable period in 2016. See Item 3

“Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” below for additional information on the impact of currency fluctuations. Excluding the $34 million in unfavorable foreign exchange effects for the nine months ended September 30, 2017 and the $3 million in favorable foreign exchange effects for the three months ended September 30, 2017, our revenues, less transaction-based expenses, would have been $3.5 billion and $1.1 billion for the nine and three months ended September 30, 2017, respectively, an increase of 5% and 6%, respectively, from the comparable periods in 2016.

•
Operating expenses decreased $54 million and $57 million for the nine and three months ended September 30, 2017, respectively, from the comparable periods in 2016. During the nine and three months ended September 30, 2016, we recorded a $33 million Creditex customer relationship intangible asset impairment. See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses. The decrease in operating expenses includes $19 million in favorable foreign exchange effects arising from the strengthening U.S. dollar for the nine months ended September 30, 2017, from the comparable period in 2016, and $1 million in unfavorable foreign exchange effects arising from the weakening U.S. dollar for the three months ended September 30, 2017, from the comparable period in 2016.

•
In connection with Cetip’s merger with BM&FBOVESPA S.A., we recognized a $176 million realized investment gain in other income (expense), net for the nine months ended September 30, 2017, and $9 million in foreign exchange losses and transaction expenses in other income (expense), net for the nine months ended September 30, 2017. See “- Recent Developments - Cetip Investment Gain” above.

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

Trading and Clearing Segment
The following charts and table present our selected statements of income data for our Trading and Clearing segment (dollars in millions and YTD represents the nine-month periods ended September 30th):

(1) The adjusted numbers in the charts above are calculated by excluding items that are not reflective of our cash operations and core business performance. As a result, these adjusted numbers are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Financial Measures” below.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Revenues:
Brent crude futures and options contracts	$249	$224	11%	$80	$70	13%
Other oil futures and options contracts	104	86	21	35	30	21
Gasoil futures and options contracts	85	73	17	32	25	24
Natural gas futures and options contracts	153	154	(1)	48	46	5
Power futures and options contracts	52	62	(17)	15	18	(16)
Emissions and other energy futures and options contracts	39	42	(8)	13	10	14
Sugar futures and options contracts	78	91	(14)	23	25	(3)
Other agricultural and metals futures and options contracts	89	90	(1)	26	27	(4)
Interest rates futures and options contracts	149	137	9	48	37	32
Other financial futures and options contracts	105	107	(2)	34	33	1
Cash equities and equity options	1,126	1,354	(17)	355	410	(13)
Credit default swaps	107	109	(2)	37	35	5
Other transactions	37	37	(1)	12	11	3
Transaction and clearing, net	2,373	2,566	(8)	758	777	(3)
Other revenues	148	131	14	54	44	24
Revenues	2,521	2,697	(7)	812	821	(1)
Transaction-based expenses	910	1,113	(18)	289	338	(15)
Revenues, less transaction-based expenses	1,611	1,584	2	523	483	8
Other operating expenses	498	468	6	168	156	7
Acquisition-related transaction and integration costs	—	8	(97)	—	1	(84)
Depreciation and amortization (including impairment)	145	196	(26)	45	88	(49)
Operating expenses	643	672	(4)	213	245	(13)
Operating income	$968	$912	6%	$310	$238	30%
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
Rates per-contract are driven by the number of contracts or securities traded and the fees charged per contract, net of certain rebates. Our per-contract transaction and clearing revenues will depend upon many factors, including, but not limited to, market conditions, transaction and clearing volume, product mix, pricing, applicable revenue sharing and market making agreements, and new product introductions. Because transaction and clearing revenues are generally assessed on a per-contract basis, revenues and profitability fluctuate with changes in contract volume and due to product mix.
For both the nine months ended September 30, 2017 and 2016, 20% of our Trading and Clearing segment revenues, less transaction-based expenses, were billed in pounds sterling or euros and for the three months ended September 30, 2017 and 2016, 21% and 18%, respectively, were billed in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues denominated in foreign currencies changes accordingly. The strengthening of the U.S. dollar compared to the pound sterling and euro for the nine months ended September 30, 2017, from the comparable period in 2016, reduced our Trading and Clearing segment revenues, less transaction-based expenses, by $21 million and the weakening of the U.S. dollar compared to the pound sterling and euro for the three months ended September 30, 2017, from the comparable period in 2016, increased our Trading and Clearing segment revenues, less transaction-based expenses, by $2 million. See Item 3 “- Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” below for additional information on the impact of currency fluctuations.

Our transaction and clearing revenues are presented net of rebates. We recorded rebates of $576 million and $502 million for the nine months ended September 30, 2017 and 2016, respectively, and $178 million and $155 million for the three months ended September 30, 2017 and 2016, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. The increase in the rebates is due primarily to an increase in the number of participants in the rebate programs offered on various contracts, an increase in our traded volume and an increase in the number of rebate programs.
Commodities Markets
We operate global crude oil and refined oil futures markets, including the ICE Brent, ICE WTI and ICE Gasoil futures and options contracts, as well as approximately 500 refined oil futures products that relate to our benchmark futures contracts and other key price benchmarks. The ICE Brent crude contract is relied upon by a broad range of global market participants, including oil producing nations and multinational companies, to price and hedge their crude oil production and consumption. ICE Gasoil is a key refined oil benchmark in Europe and Asia. Total oil volume and revenues increased 18% and 14%, respectively, for the nine months ended September 30, 2017 from the comparable period in 2016 and increased 20% and 17%, respectively, for the three months ended September 30, 2017 from the comparable period in 2016. ICE Brent crude futures and options volume increased 17% and 18% for the nine and three months ended September 30, 2017, respectively, from the comparable periods in 2016 and ICE WTI crude futures and options volume increased 23% and 26% for the nine and three months ended September 30, 2017, respectively, from the comparable periods in 2016. The increase in total oil volume was primarily driven by price volatility related to shifting supply and demand dynamics globally, while oil revenues grew at a slightly lower rate due to customer and product mix.
Our global natural gas futures and options volume increased 3% and revenues decreased 1%, respectively, for the nine months ended September 30, 2017 from the comparable period in 2016 and volume decreased 4% and revenues increased 5%, respectively, for the three months ended September 30, 2017 from the comparable period in 2016. Volume increased for the year to date period primarily due to growth in U.S. natural gas volume due to greater price volatility in the first nine months of 2017 than in the comparable period in 2016 and revenues decreased primarily due to increased market making rebates that apply at higher volume levels and the impact of foreign currency translation in our European natural gas products.
Total volume and revenues in our agricultural and metals futures and options markets decreased 9% and 7%, respectively, for the nine months ended September 30, 2017 from the comparable period in 2016 and decreased 7% and 3%, respectively, for the three months ended September 30, 2017 from the comparable period in 2016. Volume in our largest agricultural contract, sugar futures and options, decreased 12% and 5% for the nine and three months ended September 30, 2017, respectively, from the comparable periods in 2016, and other agricultural and metal futures and options volume decreased 6% and 9% for the nine and three months ended September 30, 2017, respectively, from the comparable period in 2016. The decreases in agricultural volume were primarily driven by the reduced price volatility in 2017 compared to the higher price volatility in 2016 which was driven by more extreme weather conditions in 2016.
Financial Markets
Financial futures and options volume and revenue increased 23% and 4%, respectively, for the nine months ended September 30, 2017 from the comparable period in 2016, and volume and revenue increased 19% and 17%, respectively, for the three months ended September 30, 2017 from the comparable period in 2016. Interest rate futures and options volume increased 37% and 33% for the nine and three months ended September 30, 2017, respectively, from the comparable periods in 2016, primarily due to expectations for heightened central bank activity during 2017. Interest rate futures and options revenues increased less than traded volumes, compared to the prior year periods, primarily due to the impact of foreign currency translation and increased market making rebates that apply at higher volume levels. Other financial futures and options volume decreased 14% and 16% for the nine and three months ended September 30, 2017, respectively, from the comparable periods in 2016, primarily due to lower price volatility in global equity markets.
Cash equities handled volume decreased 18% and 13% for the nine and three months ended September 30, 2017, from the comparable periods in 2016, respectively, primarily due to a reduction in U.S. equities volatility during 2017 compared to the prior year periods. Cash equities revenues, net of transaction-based expenses, were $149 million for the nine months ended September 30, 2017, a decrease of 11% from $166 million for the nine months ended September 30, 2016 and $46 million for the three months ended September 30, 2017, a decrease of 9% from $49 million for the three months ended September 30, 2016. Equity options volume decreased 16% and 6% for the nine and three months ended September 30, 2017, from the comparable periods in 2016, respectively, primarily due to lower U.S. equity market volatility. Equity options revenues, net of transaction-based expenses, were $67 million for the nine months ended September 30, 2017, a decrease of 9% from $74 million for the nine months ended September 30, 2016 and $20 million for the three months ended September 30, 2017, a decrease of 5% from $22 million for the three months ended September 30, 2016.

CDS clearing revenues were $86 million and $79 million for the nine months ended September 30, 2017 and 2016, respectively, and $30 million and $26 million for the three months ended September 30, 2017 and 2016, respectively. The notional value of CDS cleared during the same periods were $8.9 trillion and $9.0 trillion for the nine months ended September 30, 2017 and 2016, respectively, and $3.3 trillion and $2.6 trillion for the three months ended September 30, 2017 and 2016, respectively. The increase in CDS clearing revenues was driven by record buyside clearing during the nine and three months ended September 30, 2017. CDS trade execution revenues were $21 million and $30 million for the nine months ended September 30, 2017 and 2016, respectively, and $6 million and $9 million for the three months ended September 30, 2017 and 2016, respectively. The decrease in CDS trade execution revenues for the nine and three months ended September 30, 2017, from the comparable periods in 2016, is primarily due to the sale and discontinuance of our CDS voice brokerage operations in the third quarter of 2016.
Other Revenues
Other revenues primarily include interest income on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, exchange membership fees and agricultural grading and certification fees. The increase in other revenues for the nine and three months ended September 30, 2017, from the comparable periods in 2016, is primarily due to a $6 million breakup fee received in August 2017 related to the termination of the derivatives clearing agreement with Euronext NV, under which ICE Clear Netherlands was to provide clearing of Euronext NV’s financial and commodity derivatives.
Selected Operating Data
The following charts and table present trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts and YTD represents the nine-month periods ended September 30th):

Volume and Rates per Contract

	Nine Months Ended September 30,			Three Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Number of contracts traded:
Brent crude futures and options	199	169	17%	64	53	18%
Other oil futures and options	84	69	21	28	23	23
Gasoil futures and options	57	50	15	21	18	25
Natural gas futures and options	164	160	3	47	49	(4)
Power futures and options	10	11	(13)	2	3	(11)
Emissions and other energy futures and options	7	7	(12)	3	2	15
Sugar futures and options	31	36	(12)	9	10	(5)
Other agricultural and metals futures and options	41	43	(6)	12	12	(9)
Interest rates futures and options	410	300	37	122	92	33
Other financial futures and options	98	114	(14)	27	35	(16)
Total	1,101	959	15%	335	297	13%

Rate per contract:
Energy futures and options rate per contract	$1.31	$1.37	(5)%	$1.35	$1.36	(1)%
Agricultural and metals futures and options rate per contract	$2.31	$2.28	1%	$2.32	$2.22	4%
Financial futures and options rate per contract	$0.48	$0.56	(14)%	$0.53	$0.53	1%
Open interest is the aggregate number of contracts (long or short) that clearing members hold either for their own account or on behalf of their clients. The following charts and table present our quarter-end open interest for our futures and options contracts (in thousands, except for percentages):

Open Interest

	As of September 30,
	2017	2016	Change
Open interest — in thousands of contracts:
Brent crude futures and options	4,278	4,410	(3)%
Other oil futures and options	5,824	5,143	13
Gasoil futures and options	1,065	979	9
Natural gas futures and options	18,918	16,736	13
Power futures and options	2,980	3,682	(19)
Emissions and other energy futures and options	2,199	2,363	(7)
Sugar futures and options	1,162	1,526	(24)
Other agricultural and metals futures and options	2,129	2,356	(10)
Interest rates futures and options	21,913	14,999	46
Other financial futures and options	5,617	5,645	—
Total	66,085	57,839	14%

The following charts and table present selected cash equities and equity options trading data (all trading volume below is presented as net daily trading volume and is single counted and YTD represents the nine-month periods ended September 30th):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Cash equities (shares in millions):
NYSE listed (tape A) issues:
Handled volume	1,101	1,296	(15)%	1,014	1,121	(10)%
Matched volume	1,091	1,282	(15)%	1,006	1,111	(9)%
Total NYSE listed consolidated volume	3,463	3,968	(13)%	3,194	3,475	(8)%
Share of total matched consolidated volume	31.5%	32.3%	(0.8 pts)	31.5%	32.0%	(0.5 pts)
NYSE Arca, NYSE American and regional listed (tape B) issues:
Handled volume	298	381	(22)%	257	329	(22)%
Matched volume	290	368	(21)%	250	319	(22)%
Total NYSE Arca, NYSE American and regional listed consolidated volume	1,222	1,558	(22)%	1,030	1,321	(22)%
Share of total matched consolidated volume	23.7%	23.6%	0.1 pt	24.2%	24.2%	0.1 pt
Nasdaq listed (tape C) issues:
Handled volume	145	197	(26)%	140	167	(16)%
Matched volume	136	187	(27)%	132	158	(17)%
Total Nasdaq listed consolidated volume	1,913	1,932	(1)%	1,841	1,797	2%
Share of total matched consolidated volume	7.1%	9.7%	(2.6 pts)	7.2%	8.8%	(1.7 pts)
Total cash handled volume	1,544	1,874	(18)%	1,411	1,617	(13)%
Total cash market share matched	23.0%	24.6%	(1.7 pts)	22.9%	24.1%	(1.2 pts)

Equity options (contracts in thousands):
NYSE equity options volume	2,269	2,711	(16)%	2,348	2,486	(6)%
Total equity options volume	14,505	14,374	1%	14,098	13,797	2%
NYSE share of total equity options	15.6%	18.9%	(3.2 pts)	16.7%	18.0%	(1.4 pts)

Revenue capture or rate per contract:
Cash equities revenue capture (per 100 shares)	$0.051	$0.047	9%	$0.051	$0.048	6%
Equity options rate per contract	$0.158	$0.145	9%	$0.142	$0.139	2%

Handled volume represents the total number of shares of equity securities, exchange traded funds, or ETFs, and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
Transaction-Based Expenses
Our equities and equity options markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. Section 31 fees are recorded on a gross basis as a component of transaction and clearing fee revenue. These Section 31 fees are designed to recover the government’s costs of supervising and regulating the securities markets and securities professionals. We, in turn, collect activity assessment fees, which are included in transaction and clearing revenues in our consolidated statements of income, from member organizations clearing or settling trades on the equities and options exchanges and recognize these amounts when invoiced. The activity assessment fees are designed so that they are equal to the Section 31 fees that are included in transaction-based expenses in our consolidated statements of income. As a result, activity assessment fees and the corresponding Section 31 fees do not have an impact on our net income. Activity assessment fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semi-annually and recorded as an accrued liability until paid. As of September 30, 2017, the accrued liability related to the un-remitted SEC Section 31 fees was $32 million.
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
Operating Expenses, Operating Income and Operating Margin
Trading and Clearing segment operating expenses decreased $29 million and $32 million for the nine and three months ended September 30, 2017, respectively, from the comparable periods in 2016. During the nine and three months ended September 30, 2016, we recorded a $33 million Creditex customer relationship intangible asset impairment. See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses. Trading and Clearing segment operating income increased $56 million and $72 million for the nine and three months ended September 30, 2017, respectively, from the comparable periods in 2016. Trading and Clearing segment operating margins were 60% and 58% for the nine months ended September 30, 2017 and 2016, respectively, and 59% and 49% for the three months ended September 30, 2017 and 2016, respectively.
Trading and Clearing segment adjusted operating expenses were $588 million and $576 million for the nine months ended September 30, 2017 and 2016, respectively, and $196 million and $188 million for the three months ended September 30, 2017 and 2016, respectively. Trading and Clearing segment adjusted operating income was $1.0 billion for both the nine months ended September 30, 2017 and 2016 and $327 million and $295 million for the three months ended September 30, 2017 and 2016, respectively. Trading and Clearing segment adjusted operating margins were 63% and 64% for the nine months ended September 30, 2017 and 2016, respectively, and 62% and 61% for the three months ended September 30, 2017 and 2016, respectively. See “- Non-GAAP Financial Measures” below.

Data and Listings Segment
The following charts and table present our selected statements of income data for our Data and Listings segment (dollars in millions and YTD represents the nine-month periods ended September 30th):
(1) The adjusted numbers in the charts above are calculated by excluding items that are not reflective of our cash operations and core business performance. As a result, these adjusted numbers are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Financial Measures” below.

	Nine Months Ended September 30,				Three Months Ended September 30,
	2017	2016	Change		2017	2016	Change
Revenues:
Pricing and analytics	$722	$624	16%		$242	$209	16%
Exchange data	416	403	3		136	136	1
Desktops and connectivity	421	436	(4)		140	144	(4)
Data services	1,559	1,463	7		518	489	6
Listings	315	314	—		102	106	(3)
Revenues	1,874	1,777	5		620	595	4
Other operating expenses	769	753	2		247	253	(3)
Acquisition-related transaction and integration costs	27	53	(51)		4	13	(74)
Depreciation and amortization	259	274	(5)	—	83	93	(10)
Operating expenses	1,055	1,080	(2)		334	359	(7)
Operating income	$819	$697	18%		$286	$236	22%
The Data and Listings segment represents subscription-based, or recurring, revenues from data services and listings services offered across our trading and clearing businesses and ICE Data Services. Through ICE Data Services, we generate revenues from a range of market data services, including the dissemination of our exchange and evaluated pricing data and analytics, desktops, connectivity and market data. Through NYSE, NYSE American and NYSE Arca, we generate listings revenue related to the provision of listings services for public companies and ETFs, and related corporate actions for listed companies.
For the nine months ended September 30, 2017 and 2016, 10% and 12%, respectively, of our Data and Listings segment revenues were billed in pounds sterling or euros and for the three months ended September 30, 2017 and 2016, 10% and 12%, respectively, were billed in pounds sterling or euros (all relating to our data services revenues). As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues denominated in foreign currencies changes accordingly. The strengthening of the U.S. dollar compared to the pound sterling and euro for the nine months ended September 30, 2017, from the comparable period in 2016, reduced our Data and Listings segment revenues by $13 million and the weakening of the U.S. dollar compared to the pound sterling and euro for the three months ended September 30, 2017, from the comparable period in 2016, increased our Data and Listings segment revenues by $1 million.
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
Our exchange data revenues primarily represent subscription fees for the provision of our market data that is created from activity on our exchanges, which is driven by the products and technology we develop to deliver real-time views of markets and related information. In our derivatives markets, exchange data revenues relate to subscription fees charged for customer and license access from third party data vendors, or quote vendors such as Thomson Reuters and Bloomberg, and from end users, as well as view-only data access, direct access services, terminal access, daily indices, forward curves, and end of day reports.
We also earn exchange data revenues relating to our cash equity and options markets, and related data services. We collect cash trading market data fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. Consortium-based data fees are determined by the securities industry plans and are charged to vendors based on their redistribution of data. Consortium-based data revenues (net of administrative costs) are distributed to participating securities markets on the basis of a formula set by the SEC under Regulation NMS. Last trade prices and quotes in New York Stock Exchange-listed, NYSE American-listed, and NYSE Arca-listed securities are disseminated through “Tape A” and “Tape B”, which constitute the majority of our revenues from consortium-based market data revenues.
Our desktop and connectivity services comprise technology-based information platforms, feeds and connectivity solutions. These include trading applications, desktop solutions, data feeds and infrastructure to support trading, voice brokers and investment functions. Our desktop and web-based applications deliver real-time market information, analytical and decision support tools to support trading and investment decisions. Through our consolidated feeds, clients receive market data from global exchanges, trading venues, news and data sources for exchange-traded and OTC markets. Our services offer clients a secure, resilient, private multi-

participant network that provides access to global exchanges and content service providers. Our infrastructure managed services solution also offers colocation space, direct exchange access, proximity hosting and support services that enable access to real-time exchange data, and facilitates low latency, secure electronic market access.
Our data services revenues increased 7% and 6% for the nine and three months ended September 30, 2017, respectively, from the comparable periods in 2016, primarily due to the strong retention rate of existing customers, the addition of new customers, increased purchases by existing customers, the development of new and enhanced products serving the need for an expanded range of data, regulatory compliance and analytics solutions, and our acquisitions of Securities Evaluations and Credit Market Analysis from S&P Global in October 2016. These increases were partially offset by the impact of foreign currency translation and the divestiture of IDMS in our desktop and connectivity business.
Annual Subscription Value (ASV)
Annual Subscription Value, or ASV, represents, at a point in time, the data services revenues subscribed for the succeeding twelve months. ASV does not include new sales, contract terminations or price changes that may occur during that 12-month period. ASV also does not include certain data services revenue streams that are not subscription-based. ASV is adjusted for material acquisitions, divestitures or discontinued businesses to provide an organic view of comparable performance on a year over year basis at a beginning of the quarter. Thus, while it is an indicative backward-looking metric, it does not provide a growth forecast of the next twelve months of data services revenues.
As of September 30, 2017, ASV was $1.7 billion, a 6% increase compared to ASV of $1.7 billion as of September 30, 2016. Underpinning this growth is strength in both our pricing and analytics and our connectivity services business lines.
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
Operating Expenses, Operating Income and Operating Margin
Data and Listings segment operating expenses decreased $25 million for both the nine and three months ended September 30, 2017 from the comparable periods in 2016. See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses. Data and Listings segment operating income increased $122 million and $50 million for the nine and three months ended September 30, 2017, respectively, from the comparable periods in 2016. Data and Listings segment operating margins were 44% and 39% for the nine months ended September 30, 2017 and 2016, respectively, and 46% and 40% for the three months ended September 30, 2017 and 2016, respectively. The operating income and operating margin increases were primarily driven by the data revenue increases discussed above.
Data and Listings segment adjusted operating expenses were $871 million and $878 million for the nine months ended September 30, 2017 and 2016, respectively, and $280 million and $296 million for the three months ended September 30, 2017 and 2016, respectively. Data and Listings segment adjusted operating income was $1.0 billion and $899 million for the nine months ended September 30, 2017 and 2016, respectively, and $340 million and $299 million for the three months ended September 30, 2017 and 2016, respectively. Data and Listings segment adjusted operating margins were 54% and 51% for the nine months ended September 30, 2017 and 2016, respectively, and 55% and 50% for the three months ended September 30, 2017 and 2016, respectively. See “- Non-GAAP Financial Measures” below.

Consolidated Operating Expenses
The following chart and table present our consolidated operating expenses (dollars in millions and YTD represents the nine-month periods ended September 30th):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Compensation and benefits	$710	$708	—%	$231	$236	(2)%
Professional services	94	101	(7)	30	32	(7)
Acquisition-related transaction and integration costs	27	61	(56)	4	14	(75)
Technology and communication	294	277	6	99	93	6
Rent and occupancy	52	52	—	17	17	2
Selling, general and administrative	117	83	41	38	31	20
Depreciation and amortization	404	470	(14)	128	181	(29)
Total operating expenses	$1,698	$1,752	(3)%	$547	$604	(10)%
For the nine months ended September 30, 2017 and 2016, 15% and 18%, respectively, of our consolidated operating expenses were incurred in pounds sterling or euros and 14% and 16%, respectively, for the three months ended September 30, 2017 and 2016 were billed in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of operating expenses denominated in foreign currencies changes accordingly. The strengthening of the U.S. dollar compared to the pound sterling and euro for the nine months ended September 30, 2017, from the comparable period in 2016, decreased our consolidated operating expenses by $19 million and the weakening of the U.S. dollar compared to the pound sterling and euro for the three months ended September 30, 2017, from the comparable period in 2016, increased our consolidated operating expenses by $1 million.
As of September 30, 2017, we had 5,100 employees and as of September 30, 2016, we had 5,447 employees. Our employee headcount decreased over the last year primarily due to the divestiture of IDMS in March 2017, the divestiture of NYSE Governance Services in June 2017 and employee terminations in connection with our integration of Interactive Data. These decreases in our employee headcount were partially offset by the acquisitions of Securities Evaluations and Credit Market Analysis in October 2016 and TMX Atrium in May 2017 (see “- Recent Developments” above). Non-cash compensation expenses recognized in our consolidated financial statements for employee stock options and restricted stock were $102 million and $90 million for the nine months ended September 30, 2017 and 2016, respectively, and $34 million and $30 million for the three months ended September 30,

2017 and 2016, respectively. We incurred non-acquisition related employee severance costs of $16 million and $10 million for the nine months ended September 30, 2017 and 2016, respectively, and $8 million and $7 million for the three months ended September 30, 2017 and 2016, respectively, including $4 million in severance costs related to Creditex’s U.K. voice brokerage operations discontinuance during the nine and three months ended ended September 30, 2016.
Our compensation and benefits expenses increased for the nine months ended September 30, 2017, from the comparable period in 2016, primarily due to the integration of the Interactive Data employees into the ICE incentive plans during 2017, partially offset by the net decrease in our employee headcount, the foreign currency decrease relating to our U.K. and European based employees compensation expenses incurred in pounds sterling or euros, and the decrease in the non-acquisition related employee severance costs. Our compensation and benefits expenses decreased for the three months ended September 30, 2017 from the comparable period in 2016, primarily due to the reduction in our employee headcount from the IDMS and NYSE Governance Services divestitures.
We incurred acquisition-related transaction and integration costs of $27 million and $4 million during the nine and three months ended September 30, 2017, respectively, primarily relating to our integrations of Interactive Data, Securities Evaluations and Credit Market Analysis. We incurred acquisition-related transaction and integration costs of $61 million and $14 million during the nine and three months ended September 30, 2016, respectively, primarily relating to our integration of Interactive Data, Trayport and NYSE, our investment in MERS, our acquisition of Securities Evaluations and Credit Market Analysis, and various other potential and discontinued acquisitions. The integration costs primarily relate to employee termination, lease termination and professional services costs.
Technology and communication expenses increased for the nine and three months ended September 30, 2017, from the comparable periods in 2016, primarily due to the acquisitions of Securities Evaluations and Credit Market Analysis.
Selling, general and administrative expenses increased for the nine and three months ended September 30, 2017, from the comparable periods in 2016, primarily due to the acquisitions of Securities Evaluations and Credit Market Analysis, $14 million and $4 million in accruals made during the nine and three months ended September 30, 2017, respectively, relating to ongoing investigations and inquiries, and the release of non-income-related tax reserves of $18 million during the nine months ended September 30, 2016. See Part II, Item 1 “- Legal Proceedings” below for additional information on the accruals for the ongoing investigations and inquiries.
We recorded amortization expenses on the intangible assets acquired as part of our acquisitions, as well as on other intangible assets, of $206 million and $246 million for the nine months ended September 30, 2017 and 2016, respectively, and $64 million and $82 million for the three months ended September 30, 2017 and 2016, respectively. We recorded depreciation expenses on our fixed assets of $192 million and $191 million for the nine months ended September 30, 2017 and 2016, respectively, and $64 million and $66 for the three months ended September 30, 2017 and 2016, respectively. In addition, we recognized a net loss of $6 million on the sale of NYSE Governance Services, which was recorded in depreciation and amortization expenses for the nine months ended September 30, 2017 (see “- Recent Developments” above) and we recorded an impairment of the Creditex customer relationship intangible asset of $33 million in September 2016, which was recorded in depreciation and amortization expenses for the nine and three months ended September 30, 2016. The decrease in the amortization expenses recorded on the intangibles assets for the nine and three months ended September 30, 2017, from the comparable periods in 2016, is primarily due to a reduction in amortization expenses recorded on intangible assets which became fully amortized (primarily related to certain of the NYSE intangible assets), partially offset by amortization expenses on the Securities Evaluations, Credit Market Analysis and TMX Atrium intangible assets.
In August 2016, we sold certain of Creditex’s U.S. voice brokerage operations to Tullett Prebon. During the third quarter of 2016, we discontinued Creditex’s U.K. voice brokerage operations. We continue to operate Creditex's electronically traded markets and systems, post-trade connectivity platforms and intellectual property. In connection with the divesting of the voice brokerage business, it was determined that the carrying value of the CDS Creditex customer relationship intangible asset was not fully recoverable and an impairment of the asset was recorded in September 2016 for $33 million.

Consolidated Non-Operating Income (Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following table presents our non-operating income (expenses) (dollars in millions):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Other income (expense):
Interest expense	$(137)	$(134)	2%	$(47)	$(44)	7%
Other income, net	198	24	n/a	11	13	(12)
Total other income (expense), net	$61	$(110)	n/a	$(36)	$(31)	14%
Net income attributable to non-controlling interest	$(22)	$(20)	10%	$(6)	$(6)	1%
We recognized equity income relating to our ownership in MERSCORP Holdings, Inc., owner of Mortgage Electronic Registrations Systems, Inc., or collectively MERS, which we acquired in the third quarter of 2016, and The Options Clearing Corporation, or OCC, in other income, which was $23 million and $15 million for the nine months ended September 30, 2017 and 2016, respectively, and $10 million and $8 million for the three months ended September 30, 2017 and 2016, respectively.
In connection with Cetip’s merger with BM&FBOVESPA S.A., we recognized a $176 million realized investment gain in other income for the nine months ended September 30, 2017 and we recognized $9 million in foreign exchange losses and transaction expenses in other expense for the nine months ended September 30, 2017. See “- Recent Developments - Cetip Investment Gain” above. We recognized dividend income received relating to our investment in Cetip in other income of $5 million and $12 million for the nine months ended September 30, 2017 and 2016, respectively, and $4 million for the three months ended September 30, 2016. We will no longer receive any dividends from Cetip or B3 subsequent to the first quarter of 2017.
We incurred foreign currency transaction losses of $2 million for the nine months ended September 30, 2017, and there was no impact for the nine months ended September 30, 2016. We incurred foreign currency transaction (losses) gains of ($1 million) and $1 million for the three months ended September 30, 2017 and 2016, respectively. This was primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. Foreign currency gains and losses are recorded in other income (expense) and relate to the settlement of foreign currency assets, liabilities and payables that occur through our foreign operations that are received in non-functional currencies due to the increase or decrease in the period-end foreign currency exchange rates between periods.
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
During June 2017, we purchased both Gasunie’s 21% minority ownership interest in ICE Endex and ABN AMRO Clearing Bank N.V.’s 25% minority ownership interest in ICE Clear Netherlands. Subsequent to these acquisitions, we own 100% of ICE Endex and ICE Clear Netherlands and will no longer include any non-controlling interest amounts for ICE Endex and ICE Clear Netherlands in our consolidated financial statements. During April 2017, we purchased 3.2% of the net profit sharing interest in our CDS clearing subsidiaries from a non-ICE limited partner and the remaining non-ICE limited partners hold a 39.3% net profit sharing interest as of September 30, 2017.

Consolidated Income Tax Provision
Consolidated income tax expense was $537 million and $409 million for the nine months ended September 30, 2017 and 2016, respectively, and $185 million and $93 million for the three months ended September 30, 2017 and 2016, respectively. The change in consolidated income tax expense between periods is primarily due to the tax impact of changes in our pre-tax income and the changes in our effective tax rate each period. Our effective tax rate was 29% and 27% for the nine months ended September 30, 2017 and 2016, respectively, and 33% and 21% for the three months ended September 30, 2017 and 2016, respectively.
The effective tax rates for the nine and three months ended September 30, 2017 and 2016 were lower than the federal statutory rate primarily due to favorable foreign income tax rate differentials, deferred tax benefits as a result of a U.K. income tax rate reduction enacted in the third quarter of 2016, and tax benefits associated with a divestiture in the second quarter of 2017, partially offset by state income taxes including additional tax expense from an Illinois corporate income tax rate increase enacted in the third quarter of 2017. Favorable foreign income tax rate differentials result primarily from lower income tax rates in the U.K. and various other lower tax jurisdictions as compared to the income tax rates in the U.S.
The effective tax rate for the three months ended September 30, 2017 is higher than the effective tax rate for the comparable period in 2016 primarily because of deferred tax benefits from a U.K. corporate income tax reduction in the third quarter of 2016 and additional tax expense as a result of an Illinois corporate income tax rate increase enacted in the third quarter of 2017. The same U.K. and Illinois factors affect the effective tax rate comparison for the nine months ended September 30, 2017 and 2016. Additionally, the nine month effective tax rate difference is impacted by tax benefits associated with a divestiture during the second quarter of 2017, partially offset by an income tax expense increase due to a relatively higher U.S. mix of income.

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

	Three Months Ended,
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Revenues:
Brent crude futures and options contracts	$80	$89	$80	$75	$70
Other oil futures and options contracts	35	34	35	32	30
Gasoil futures and options contracts	32	27	26	25	25
Natural gas futures and options contracts	48	50	55	54	46
Power futures and options contracts	15	19	18	21	18
Emissions and other energy futures and options contracts	13	12	14	17	10
Sugar futures and options contracts	23	29	26	18	25
Other agricultural and metals futures and options contracts	26	33	30	29	27
Interest rates futures and options contracts	48	52	49	40	37
Other financial futures and options contracts	34	37	34	34	33
Cash equities and equity options	355	390	381	426	410
Credit default swaps	37	33	37	34	35
Other transactions	12	12	13	13	11
Total transaction and clearing, net	758	817	798	818	777
Pricing and analytics	242	242	238	234	209
Exchange data	136	142	138	132	136
Desktops and connectivity	140	137	144	149	144
Total data services	518	521	520	515	489
Listings	102	107	106	105	106
Other revenues	54	49	45	46	44
Total Revenues	1,432	1,494	1,469	1,484	1,416
Transaction-based expenses	289	316	305	346	338
Total revenues, less transaction-based expenses	1,143	1,178	1,164	1,138	1,078
Compensation and benefits	231	234	245	237	236
Professional services	30	32	32	36	32
Acquisition-related transaction and integration costs	4	9	14	19	14
Technology and communication	99	97	98	97	93
Rent and occupancy	17	17	18	18	17
Selling, general and administrative	38	38	41	33	31
Depreciation and amortization (1)	128	142	134	140	181
Total operating expenses	547	569	582	580	604
Operating income	596	609	582	558	474
Other income (expense), net (2)	(36)	(44)	141	(28)	(31)
Income tax expense (3)	185	139	213	171	93
Net income	$375	$426	$510	$359	$350
Net income attributable to non-controlling interest	(6)	(8)	(8)	(7)	(6)
Net income attributable to ICE	$369	$418	$502	$352	$344

(1) The depreciation and amortization expenses for the three months ended September 30, 2016 include a $33 million Creditex customer relationship intangible asset impairment, and for the three months ended June 30, 2017 include a $6 million net loss on the sale of NYSE Governance Services.
(2) In connection with Cetip’s merger with BM&FBOVESPA S.A., we recognized a $176 million realized investment gain in other income (expense), net for the three months ended March 31, 2017 and $9 million in foreign losses and transaction expenses in other income (expense), net for the three months ended June 30, 2017.
(3) The income tax expense for the three months ended September 30, 2016 includes a deferred tax benefit associated with future U.K. income tax rate reductions.

Liquidity and Capital Resources
Below are charts that reflect our capital allocation. The acquisition and integration costs in the chart below includes the acquisition-related transaction and integration costs in each period (YTD represents the nine-month periods ended September 30th):
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
Our commercial paper program enables us to borrow efficiently at reasonable short term interest rates and provides us with the flexibility to de-lever using our strong annual cash flows from operating activities whenever our leverage becomes elevated as a result of investment or acquisition activities. We reduced our outstanding commercial paper during the nine months ended September 30, 2017 by $445 million primarily using net cash proceeds received from the sale of our investment in Cetip and cash flows from operations. See “- Recent Developments - Cetip Investment Gain” above and “- Debt” below.
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
Consolidated cash and cash equivalents were $419 million and $407 million as of September 30, 2017 and December 31, 2016, respectively, and short-term and long-term restricted cash and investments were $1.0 billion and $943 million as of September 30, 2017 and December 31, 2016, respectively.
As of September 30, 2017, the amount of unrestricted cash held by our non-U.S. subsidiaries was $246 million. While we consider our non-U.S. earnings to be indefinitely reinvested overseas, if these cash balances are needed for our operations in the U.S., any repatriation by way of dividend may be subject to both U.S. federal and state income taxes, as adjusted for any non-U.S. tax credits. However, we do not have any current needs or foreseeable future needs or other plans to repatriate cash by way of dividends from our non-U.S. subsidiaries.

Our board of directors has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be approved quarterly by the board of directors or audit committee of the board of directors taking into account such factors as our evolving business model, prevailing business conditions and our financial results and capital requirements, without a predetermined annual net income payout ratio. During the third quarter of 2017, we paid a quarterly dividend of $0.20 per share of our common stock for an aggregate payout of $119 million, and the aggregate dividend payout for the nine months ended September 30, 2017 was $358 million. On November 2, 2017, we announced a $0.20 per share dividend for the fourth quarter of 2017 with the dividend payable on December 29, 2017 to shareholders of record as of December 14, 2017.
In August 2016, our board of directors approved an aggregate of $1.0 billion for future repurchases of our common stock with no fixed expiration date, subject to applicable laws and regulations. During the three months ended December 31, 2016, we repurchased 902,920 shares of our outstanding common stock at a cost of $50 million, and during the nine months ended September 30, 2017, we repurchased 11,469,042 shares of our outstanding common stock at a cost of $709 million, excluding shares withheld upon vesting of equity awards. These repurchases were completed on the open market and under our 10b5-1 trading plan. As of September 30, 2017, the remaining board authorization permits repurchases of up to $241 million of our common stock. In September 2017, our board of directors approved an aggregate of $1.2 billion for future repurchases of our common stock with no fixed expiration date that becomes effective as of January 1, 2018. Refer to note 7 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report, for more information on our stock repurchase program.
Cash Flows
The following tables present the major components of net increases (decreases) in cash and cash equivalents (in millions):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$1,410	$1,508
Investing activities	127	(306)
Financing activities	(1,534)	(1,366)
Effect of exchange rate changes	9	(5)
Net increase (decrease) in cash and cash equivalents	$12	$(169)
Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and due to fluctuations in working capital. The $98 million decrease in net cash provided by operating activities for the nine months ended September 30, 2017, from the comparable period in 2016, is primarily due to a $136 million contribution that was made to our pension plan in September 2017, compared to a $10 million contribution that was made to our pension plan in September 2016. The pension contribution in September 2017 allowed us to reach 99% funding of our pension obligation and allowed us to immunize the liability against future market fluctuations. For additional information on our pension plan, refer to note 14 to our consolidated financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data”, in our 2016 Form 10-K.
Investing Activities
Consolidated net cash used in investing activities for the nine months ended September 30, 2017 and 2016 primarily relates to the net cash received from our sale of Cetip, increases in our capital expenditures and capitalized software development costs, and changes in our restricted cash. We received net cash proceeds from the sale of Cetip of $438 million. See “- Recent Developments” above.
We had capital expenditures of $136 million and $166 million for the nine months ended September 30, 2017 and 2016, respectively, and we had capitalized software development expenditures of $104 million and $88 million for the nine months ended September 30, 2017 and 2016, respectively. The capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platforms, data services and clearing houses and leasehold improvements associated with the new and renovated office spaces in Atlanta, New York and London. The software development expenditures primarily relate to the continued development and expansion of our electronic trading platforms, data services and clearing houses.
We had net increase/(decrease) in restricted cash and investments of $80 million and ($18 million) for the nine months ended September 30, 2017 and 2016, respectively. The net restricted cash increase for the nine months ended September 30, 2017 primarily related to increases in the regulatory capital restricted cash at ICE Clear Europe and ICE Clear US primarily due to revenue increases, additional costs incurred due to the growth of our clearing businesses and additional regulatory capital buffers. The net restricted cash decrease for the nine months ended September 30, 2016 primarily related to the elimination of the regulatory capital restricted cash at LIFFE Administration and Management, or Liffe, and a decrease in the restricted cash held as escrow for the SuperDerivatives acquisition. The restricted cash decreases in 2016 were partially offset by increases in the regulatory capital restricted cash at ICE Clear Europe and ICE Futures Europe primarily due to additional costs incurred due to the growth of our trading and clearing businesses and additional regulatory capital buffers required by the Bank of England that we classified as restricted cash.
Financing Activities
Consolidated net cash used in financing activities for the nine months ended September 30, 2017 primarily relates to $445 million in net repayments under our commercial paper program, $985 million in net proceeds from the 2022 Senior Notes and 2027 Senior Notes offering, $850 million in repayments of the NYSE Notes, $709 million in repurchases of common stock, $358 million in dividend payments to our shareholders, and $85 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises. Consolidated net cash used in financing activities for the nine months ended September 30, 2016 primarily relates to $1.0 billion in net repayments under our commercial paper program, $307 million in dividend payments to our shareholders, and $51 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises. See “- Debt” below.
Debt
Our total debt, including short-term and long-term debt, consisted of the following as of September 30, 2017 and December 31, 2016 (in millions):

	As of September 30, 2017	As of December 31, 2016
Debt:
Commercial Paper	$1,197	$1,642
NYSE Notes (2.00% senior unsecured notes due October 5, 2017)	—	851
Short-term debt	1,197	2,493
2018 Senior Notes (2.50% senior unsecured notes due October 15, 2018)	599	598
2020 Senior Notes (2.75% senior unsecured notes due December 1, 2020)	1,243	1,242
2022 Senior Notes (2.35% senior unsecured notes due September 15, 2022)	495	—
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	791	790
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,242	1,241
2027 Senior Notes (3.10% senior unsecured notes due September 15, 2027)	495	—
Long-term debt	4,865	3,871
Total debt	$6,062	$6,364
Amended Credit Facility
We had previously entered into a $3.4 billion senior unsecured revolving credit facility, or the Credit Facility, which was scheduled to end on November 13, 2020. On August 18, 2017, we agreed with the lenders, amongst other items, to extend the maturity date to August 18, 2022, herein referred to as the Amended Credit Facility. The Amended Credit Facility includes an option for us to propose an increase in the aggregate amount available for borrowing by up to $975 million, subject to the consent of the lenders funding the increase and certain other conditions. The commitments available under the Amended Credit Facility are scheduled to reduce to $3.2 billion on November 13, 2020.
Other amendments within the Amended Credit Facility include, but are not limited to, (i) eliminating the step-up in the commitment fee ratings-based grid that was scheduled to take effect in April 2019, (ii) removing ICE Europe Parent Limited as a party to the credit agreement, (iii) removing the guaranty by ICE in respect of ICE Europe Parent Limited, (iv) increasing the maximum leverage ratio to 3.50:1.00, and (v) up to two times, increasing the maximum leverage ratio from 3.50:1.00 to 4.00:1.00 for a period of one year following a material acquisition. No amounts were outstanding under the Amended Credit Facility as of September 30, 2017.
Of the $3.4 billion that is currently available for borrowing under the Amended Credit Facility, $1.2 billion is required to back-stop the amount outstanding under our Commercial Paper Program as of September 30, 2017. The amount required to back-stop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $2.2 billion available under the Amended Credit Facility as of September 30, 2017 is available to us to use for working capital and general corporate purposes including, but not limited to, acting as a back-stop to future increases in the amounts outstanding under the Commercial Paper Program.

Senior Notes
On August 17, 2017, we issued $1.0 billion in aggregate senior notes, including $500 million principal amount of 2.35% senior unsecured fixed rate notes due September 2022, or the 2022 Senior Notes, and $500 million principal amount of 3.10% senior unsecured fixed rate notes due September 2027, or the 2027 Senior Notes. We used the majority of the net proceeds from the 2022 Senior Notes and 2027 Senior Notes offering to fund the redemption of the NYSE Notes. The 2022 Senior Notes and 2027 Senior Notes contain affirmative and negative covenants, including, but not limited to, certain redemption rights, limitations on liens and indebtedness and limitations on certain mergers, sales, dispositions and lease-back transactions.
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
Commercial paper notes of $1.2 billion with original maturities ranging from 2 to 75 days were outstanding as of September 30, 2017 under our Commercial Paper Program. As of September 30, 2017, the weighted average interest rate on the $1.2 billion outstanding under our Commercial Paper Program was 1.23% per annum, with a weighted average maturity of 29 days. We repaid $445 million of the amounts outstanding under the Commercial Paper Program during the nine months ended September 30, 2017 primarily using net cash proceeds received from the sale of our investment in Cetip and cash flows from operations.
NYSE Notes
The $850 million, 2.00% senior unsecured fixed rate NYSE Notes were due in October 2017. We paid off the NYSE Notes in September 2017 using the majority of the proceeds from the 2022 Senior Notes and 2027 Senior Notes offering.
Committed Contingent Liquidity Facilities
As a liquidity tool to support the management of initial margin and guaranty fund deposits, ICE Clear Europe, ICE Clear Credit and ICE Clear US have entered into Committed Repurchase Agreement Facilities, or Committed Repo. Additionally, ICE Clear Credit has entered into Committed F/X Facilities to support these liquidity needs. As of September 30, 2017, the following facilities were in place:

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

ICE Clear US:    $250 million in Committed Repo to finance U.S. dollar deposits.
Future Capital Requirements
Our future capital requirements will depend on many factors, including the rate of growth across our trading and clearing and data and listings segments, strategic plans and acquisitions, available sources for financing activities, required technology and clearing initiatives, regulatory requirements, the timing and introduction of new products and enhancements to existing products, the geographic mix of our business, potential stock repurchases, and the continuing market acceptance of our electronic trading and clearing platforms. We currently expect to make aggregate operational capital expenditures and to incur capitalized software development costs ranging between $280 million and $300 million for the year ended December 31, 2017, which we believe will support the enhancement of our technology, business integration and the continued growth of our businesses. In addition, we currently expect $50 million in non-operational expenditures during 2017, primarily associated with leasehold improvements at our New York headquarters.
As of September 30, 2017, we had $6.1 billion in outstanding debt. We currently have a $3.4 billion Amended Credit Facility. After factoring in the $1.2 billion required to backstop our Commercial Paper Program as of September 30, 2017, $2.2 billion of our Amended Credit Facility is currently available for general corporate purposes. The Amended Credit Facility and our Commercial Paper Program are currently the only significant agreements or arrangements that we have with third parties for liquidity and capital resources. In the event of any strategic acquisitions, mergers or investments, or if we are required to raise capital for any reason or desire to return capital to our stockholders, we may incur additional debt, issue additional equity to raise necessary funds, repurchase additional shares of our common stock or pay a dividend. However, we cannot provide assurance that such financing or transactions will be available or successful, or that the terms of such financing or transactions will be favorable to us. See “- Debt” above.

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

	Trading and Clearing Segment		Data and Listings Segment		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016
Revenues, less transaction-based expenses	$1,611	$1,584	$1,874	$1,777	$3,485	$3,361
Operating expenses	$643	$672	$1,055	$1,080	$1,698	$1,752
Less: Interactive Data and NYSE transaction and integration costs	—	1	23	30	23	31
Less: Amortization of acquisition-related intangibles	41	58	155	172	196	230
Less: Net loss on divestiture of NYSE Governance Services	—	—	6	—	6	—
Less: Accruals relating to ongoing investigations and inquiries	14	—	—	—	14	—
Less: Creditex customer relationship intangible asset impairment	—	33	—	—	—	33
Less: Employee severance costs related to Creditex U.K. brokerage operations	—	4	—	—	—	4
Adjusted operating expenses	$588	$576	$871	$878	$1,459	$1,454
Operating income	$968	$912	$819	$697	$1,787	$1,609
Adjusted operating income	$1,023	$1,008	$1,003	$899	$2,026	$1,907
Operating margin	60%	58%	44%	39%	51%	48%
Adjusted operating margin	63%	64%	54%	51%	58%	57%

Net income attributable to ICE common shareholders					$1,289	$1,070
Add: Interactive Data and NYSE transaction and integration costs					23	31
Add: Amortization of acquisition-related intangibles					196	230
Add: Net loss on divestiture of NYSE Governance Services					6	—
Add: Employee severance costs related to Creditex U.K. brokerage operations					—	4
Add: Creditex customer relationship intangible asset impairment					—	33
Add: Accruals relating to ongoing investigations and inquiries					14	—
Less: Cetip investment gain					(176)	—
Add: Foreign exchange loss and transaction expenses on sale of Cetip					9	—
Less: Income tax effect for the above items					(54)	(111)
Add: Deferred tax adjustment on acquisition-related intangibles					12	14
Less: Other tax adjustments					—	(34)
Adjusted net income attributable to ICE common shareholders					$1,319	$1,237

Basic earnings per share attributable to ICE common shareholders					$2.18	$1.80
Diluted earnings per share attributable to ICE common shareholders					$2.17	$1.79

Adjusted basic earnings per share attributable to ICE common shareholders					$2.23	$2.08
Adjusted diluted earnings per share attributable to ICE common shareholders					$2.22	$2.07

	Trading and Clearing Segment		Data and Listings Segment		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016	2017	2016
Revenues, less transaction-based expenses	$523	$483	$620	$595	$1,143	$1,078
Operating expenses	$213	$245	$334	$359	$547	$604
Less: Interactive Data and NYSE transaction and integration costs	—	—	3	7	3	7
Less: Amortization of acquisition-related intangibles	13	20	51	56	64	76
Less: Accruals relating to ongoing investigations and inquiries	4	—	—	—	4	—
Less: Creditex customer relationship intangible asset impairment	—	33	—	—	—	33
Less: Employee severance costs related to Creditex U.K. brokerage operations	—	4	—	—	—	4
Adjusted operating expenses	$196	$188	$280	$296	$476	$484
Operating income	$310	$238	$286	$236	$596	$474
Adjusted operating income	$327	$295	$340	$299	$667	$594
Operating margin	59%	49%	46%	40%	52%	44%
Adjusted operating margin	62%	61%	55%	50%	58%	55%

Net income attributable to ICE common shareholders					$369	$344
Add: Interactive Data and NYSE transaction and integration costs					3	7
Add: Amortization of acquisition-related intangibles					64	76
Add: Accruals relating to ongoing investigations and inquiries					4	—
Add: Employee severance costs related to Creditex U.K. brokerage operations					—	4
Add: Creditex customer relationship intangible asset impairment					—	33
Less: Income tax effect for the above items					(22)	(45)
Add: Deferred tax adjustment on acquisition-related intangibles					12	—
Less: Other tax adjustments					—	(34)
Adjusted net income attributable to ICE common shareholders					$430	$385

Basic earnings per share attributable to ICE common shareholders					$0.63	$0.58
Diluted earnings per share attributable to ICE common shareholders					$0.62	$0.57

Adjusted basic earnings per share attributable to ICE common shareholders					$0.73	$0.65
Adjusted diluted earnings per share attributable to ICE common shareholders					$0.73	$0.64

Acquisition-related transaction costs are included as part of our core business expenses, except for those that are directly related to the announcement, closing, financing or termination of a transaction. However, the acquisition-related transaction and integration costs relating to Interactive Data and NYSE are included in non-GAAP adjustments given the sizes of these acquisitions. As of June 30, 2016, the integration of NYSE had been completed and we will no longer include any NYSE integration costs as non-GAAP adjustments following this date. Amortization of acquisition-related intangibles are included in non-GAAP adjustments as excluding these non-cash expenses provides greater clarity regarding our financial strength and stability of cash operating results. During the nine months ended September 30, 2017, we include as non-GAAP adjustments the Cetip realized investment gain and the foreign exchange loss and transaction expenses on the sale of Cetip, as the sale of Cetip is not part of our core business operations. During the nine and three months ended September 30, 2017, we include as non-GAAP adjustments the accruals relating to ongoing investigations and inquiries as it is a non-recurring item. During the nine months ended September 30, 2017, we include as a non-GAAP adjustment the NYSE Governance Services net loss on divestiture as it is a non-recurring item. During the nine and three months ended September 30, 2016, we include as non-GAAP adjustments the Creditex U.K. voice brokerage severance costs related to its discontinuance and the related Creditex customer relationship intangible asset impairment expense as it is a non-recurring item.
The income tax effects relating to the items above are included in non-GAAP adjustments as well as deferred tax adjustments on acquisition-related intangibles and other tax adjustments. The tax items in non-GAAP adjustments are either the tax impacts of the pre-tax non-GAAP adjustments or are tax items as described below that are not in the normal course of business and are not indicative of our core business performance. The non-GAAP income tax effect adjustments above for the nine months ended September 30, 2017 include tax benefits associated with the divestiture of NYSE Governance Services. Deferred tax adjustments on acquisition-related intangibles for the nine months ended September 30, 2017 and 2016 primarily include the impact of U.S.

state tax law and apportionment changes which resulted in deferred tax benefits. Other tax adjustments for the nine and three months ended September 30, 2016 relate to U.K. corporate income tax rate changes.
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
Contractual Obligations and Commercial Commitments
In the third quarter of 2017, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K.

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
Critical Accounting Policies and Estimates
In the third quarter of 2017, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K.

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
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term investments, short-term and long-term restricted cash and investments, and indebtedness. As of September 30, 2017 and December 31, 2016, our cash and cash equivalents, short-term investments and short-term and long-term restricted cash and investments were $1.5 billion and $1.4 billion, respectively, of which $259 million and $272 million, respectively, were denominated in pounds sterling, euros or Canadian dollars. The remaining cash and cash equivalents, short-term investments and short-term and long-term restricted cash and investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical decrease in long-term interest rates to zero basis points would decrease annual pre-tax earnings by $7 million as of September 30, 2017, assuming no change in the amount or composition of our cash and cash equivalents, short-term investments and short-term and long-term restricted cash and investments.
As of September 30, 2017, we had $6.1 billion in outstanding debt, of which $4.9 billion relates to our senior notes, which bear interest at fixed interest rates. The remaining amount outstanding of $1.2 billion relates to our Commercial Paper Program, which bears interest at fluctuating rates and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates relating to the amounts outstanding under our Commercial Paper Program as of September 30, 2017 would decrease annual pre-tax earnings by $12 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity.
The interest rates on our Commercial Paper Program are currently evaluated based upon current maturities and market conditions. The weighted average interest rate on our Commercial Paper Program increased from 0.74% as of December 31, 2016 to 1.23% as of September 30, 2017. The increase in the Commercial Paper Program weighted average interest rate was primarily due to the decisions by the U.S. Federal Reserve in March 2017 and in June 2017 to increase the federal funds short-term interest rate by an aggregate 50 basis points to 1.25%. The Federal Reserve also signaled that they intend to continue to increase the federal fund short-term interest rate over the next several years, and if this occurs, this will continue to increase the weighted average interest rate on our

Commercial Paper Program. See Item 2 “- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt” included elsewhere in this Quarterly Report.
Foreign Currency Exchange Rate Risk
As an international business, we are subject to foreign currency exchange rate risk. We may experience gains or losses from foreign currency transactions in the future given that a significant part of our assets, liabilities, revenues and expenses are recorded in euros or pounds sterling. Certain assets, liabilities, revenues and expenses of foreign subsidiaries are denominated in the local functional currency of such subsidiaries. Our exposure to foreign denominated earnings for the nine and three months ended September 30, 2017 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Nine Months Ended September 30, 2017		Three Months Ended September 30, 2017
	Pound sterling	Euro	Pound sterling	Euro
Average exchange rate to the U.S. dollar in the current year period	1.2760	1.1136	1.3091	1.1752
Average exchange rate to the U.S. dollar in the same period in the prior year	1.3992	1.1167	1.3142	1.1160
Average exchange rate increase (decrease)	(9)%	—%	—%	5%
Foreign denominated percentage of:
Revenues, less transaction-based expenses	10%	4%	10%	5%
Operating expenses	12%	3%	12%	2%
Operating income	9%	6%	9%	7%
Impact of the currency fluctuations (1) on:
Revenues, less transaction-based expenses	$(34)	$—	$—	$3
Operating expenses	$(19)	$—	$—	$1
Operating income	$(15)	$—	$—	$2

(1) Represents the impact of currency fluctuation for the nine and three months ended September 30, 2017 compared to the same periods in the prior year.
We have a significant part of our assets, liabilities, revenues and expenses recorded in pounds sterling or euros. For the nine and three months ended September 30, 2017, 14% and 15%, respectively, of our consolidated revenues, less transaction-based expenses, were denominated in pounds sterling or euros and 15% and 14%, respectively, of our consolidated expenses were denominated in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.
We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We incurred foreign currency transaction losses of $2 million for the nine months ended September 30, 2017, and there was no impact for the nine months ended September 30, 2016. We incurred foreign currency transaction (losses) gains of ($1 million) and $1 million for the three months ended September 30, 2017 and 2016, respectively. The foreign currency transactions gains (losses) were primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. A 10% adverse change in the underlying foreign currency exchange rates as of September 30, 2017 would result in a foreign currency transaction loss of $3 million, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity.
We entered into foreign currency hedging transactions during the nine and three months ended September 30, 2017 as economic hedges to help mitigate a portion of our foreign exchange risk exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. Although we may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure, these hedging arrangements may not be effective, particularly in the event of imprecise forecasts of the levels of our non-U.S. denominated assets and liabilities.
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

	As of September 30, 2017
	Position in pounds sterling	Position in euros
Assets	£1,282	€151
of which goodwill represents	268	43
Liabilities	130	44
Net currency position	£1,152	€107
Impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$154	$13
As of September 30, 2017 and December 31, 2016, the portion of our equity attributable to accumulated other comprehensive loss from foreign currency translation was $215 million and $345 million, respectively. As of September 30, 2017, we had net exposure of pounds sterling and euros of £1.2 billion ($1.5 billion) and €107 million ($126 million), respectively. Based on these September 30, 2017 net currency positions, a hypothetical 10% decrease of the pound sterling against U.S. dollar would negatively impact our equity by $154 million and a hypothetical 10% decrease of the euro against U.S. dollar would negatively impact our equity by $13 million. For the nine and three months ended September 30, 2017, currency exchange rate differences had a positive impact of $130 million and $45 million, respectively, on our consolidated equity, primarily due to the increase in the pound sterling/U.S. dollar exchange rate to 1.3398 as of September 30, 2017 (from 1.2336 as of December 31, 2016). The future impact on our business relating to the U.K. leaving the European Union and the corresponding regulatory changes are uncertain at this time, including future impacts on currency exchange rates.
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
Our clearing houses hold material amounts of clearing member cash deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. Refer to note 9 to our consolidated financial statements, which are included elsewhere in this Quarterly Report, for more information on the clearing houses cash deposits, which were $52.4 billion as of September 30, 2017. While we seek to achieve a reasonable rate of return which may generate interest income for our clearing members, we are primarily concerned with preservation of capital and managing the risks associated with these deposits. As the clearing houses may pass on interest revenues (minus costs) to the members, this could include negative or reduced yield due to market conditions. For a summary of the risks associated with this investment activity and how these risks are mitigated, see Part II, Item 7(A) “Quantitative and Qualitative Disclosures About Market Risk” in our 2016 Form 10-K.
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

PART II. Other Information

ITEM 1.    LEGAL PROCEEDINGS
We are subject to legal proceedings, claims and investigations that arise in the ordinary course of our business. These include, for example, several ongoing investigations and inquiries from the SEC and other regulators as well as the matters described in Part I, Item 3 “Legal Proceedings” in our 2016 Form 10-K. We establish accruals for those matters in circumstances when a loss contingency is considered probable and the related amount is reasonably estimable. Any such accruals may be adjusted as circumstances change. During the nine and three months ended September 30, 2017, we recorded $14 million and $4 million in expense accruals, respectively, relating to ongoing investigations and inquiries. Assessments of losses are inherently subjective and involve unpredictable factors. We do not believe that the resolution of these legal matters will have a material adverse effect on our consolidated financial conditions, results of operations or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period may be materially and adversely affected by any developments in legal proceedings, claims and investigations.
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

ITEM  1(A).     RISK FACTORS

In the third quarter of 2017, there were no significant new risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” in our 2016 Form 10-K. In addition to the other information set forth in this Quarterly Report, including the regulatory update information of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the factors discussed under “Risk Factors” and the regulation discussion under “Business - Regulation” in our 2016 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our 2016 Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The table below sets forth the information with respect to purchases made by or on behalf of Intercontinental Exchange, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act) of our common stock during the three months ended September 30, 2017.

Period (2017)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)(1)
July 1 - July 31	1,146,769	$66.21	9,877,202	$405
August 1 - August 31	1,362,945	$65.32	11,240,147	$316
September 1 - September 30	1,131,815	$66.32	12,371,962	$241
Total	3,641,529	$65.90	12,371,962	$241

(1)	Refer to Note 7 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report, for details on our stock repurchase plans.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
Not applicable.

ITEM 6.        EXHIBITS

Exhibit Number		Description of Document
4.1	—
Second Supplemental Indenture dated as of August 17, 2017 among Intercontinental Exchange, Inc., as issuer, NYSE Holdings LLC, as guarantor, and Wells Fargo Bank, National Association, as trustee(incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 17, 2017, File No. 001-36198).

4.2	—
Form of 2.350% Senior Notes due 2022 (included in Exhibit 4.1 and incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 17, 2017, File No. 001-36198).

4.3	—
Form of 3.100% Senior Notes due 2027 (included in Exhibit 4.1 and incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 17, 2017, File No. 001-36198).

4.4	—
Form of Guarantee of NYSE Holdings LLC (included in Exhibit 4.1 and incorporated by reference to Exhibit 4.4 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 17, 2017, File No. 001-36198).

10.1	—
The Fourth Amendment to Credit Agreement, dated as of August 18, 2017 among Intercontinental Exchange, Inc. as borrower, NYSE Holdings LLC as guarantor, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014 among Intercontinental Exchange, Inc. and ICE Europe Parent Limited, as borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, and the Third Amendment to Credit Agreement, dated as of November 13, 2015) (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 21, 2017, File No. 001-36198).

10.2	—
The Fifth Amendment to Credit Agreement, dated as of August 18, 2017 among Intercontinental Exchange, Inc. as borrower, NYSE Holdings LLC as guarantor, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014 among Intercontinental Exchange, Inc. and ICE Europe Parent Limited, as borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015 and the Fourth Amendment to Credit Agreement, dated as of August 18, 2017) (incorporated by reference to Exhibit 10.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 21, 2017, File No. 001-36198).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	—	Section 1350 Certification of Chief Executive Officer.

32.2	—	Section 1350 Certification of Chief Financial Officer.

101	—
The following materials from Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Loss and Redeemable Non-Controlling Interest (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*
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

Intercontinental Exchange, Inc. (Registrant)

Date: November 2, 2017	By:	/s/ Scott A. Hill
Scott A. Hill
Chief Financial Officer
(Principal Financial Officer)