Form 10-Q
period 2018-06-30
Intercontinental Exchange, Inc.
filed 2018-08-02
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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

(Do not check if a smaller company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☑
As of July 30, 2018, the number of shares of the registrant’s Common Stock outstanding was 573,436,542 shares.

INTERCONTINENTAL EXCHANGE, INC.
Form 10-Q
Quarterly Period Ended June 30, 2018
TABLE OF CONTENTS

PART I.	Financial Statements
Item 1	Consolidated Financial Statements (Unaudited):
	Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017	2
	Consolidated Statements of Income for the six and three months ended June 30, 2018 and 2017	4
	Consolidated Statements of Comprehensive Income for the six and three months ended June 30, 2018 and 2017	5
	Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Loss and Redeemable Non-Controlling Interest for the six months ended June 30, 2018 and for the year ended December 31, 2017	6
	Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017	7
	Notes to Consolidated Financial Statements	8
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3	Quantitative and Qualitative Disclosures About Market Risk	54
Item 4	Controls and Procedures	56

PART II.	Other Information
Item 1	Legal Proceedings	57
Item 1A	Risk Factors	57
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3	Defaults Upon Senior Securities	57
Item 4	Mine Safety Disclosures	57
Item 5	Other Information	58
Item 6	Exhibits	58
SIGNATURES		59

PART I. Financial Statements
Item 1.    Consolidated Financial Statements (Unaudited)

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	As of	As of
	June 30, 2018	December 31, 2017
Assets:
Current assets:
Cash and cash equivalents	$532	$535
Short-term restricted cash and cash equivalents	817	769
Customer accounts receivable, net of allowance for doubtful accounts of $7 and $6 at June 30, 2018 and December 31, 2017, respectively	1,049	903
Margin deposits, guaranty funds and delivery contracts receivable	54,991	51,222
Prepaid expenses and other current assets	171	133
Total current assets	57,560	53,562
Property and equipment, net	1,220	1,246
Other non-current assets:
Goodwill	12,484	12,216
Other intangible assets, net	10,223	10,269
Long-term restricted cash and cash equivalents	331	264
Other non-current assets	1,029	707
Total other non-current assets	24,067	23,456
Total assets	$82,847	$78,264

Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$405	$462
Section 31 fees payable	209	128
Accrued salaries and benefits	150	227
Deferred revenue	372	125
Short-term debt	2,645	1,833
Margin deposits, guaranty funds and delivery contracts payable	54,991	51,222
Other current liabilities	122	178
Total current liabilities	58,894	54,175
Non-current liabilities:
Non-current deferred tax liability, net	2,284	2,298
Long-term debt	4,271	4,267
Accrued employee benefits	235	243
Other non-current liabilities	323	296
Total non-current liabilities	7,113	7,104
Total liabilities	66,007	61,279
Commitments and contingencies
Equity:
Intercontinental Exchange, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; no shares issued or outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 1,500 shares authorized; 603 and 600 shares issued at June 30, 2018 and December 31, 2017, respectively, and 574 and 583 shares outstanding at June 30, 2018 and December 31, 2017, respectively	6	6
Treasury stock, at cost; 29 and 17 shares at June 30, 2018 and December 31, 2017, respectively	(1,911)	(1,076)

Additional paid-in capital	11,477	11,392
Retained earnings	7,498	6,858
Accumulated other comprehensive loss	(265)	(223)
Total Intercontinental Exchange, Inc. stockholders’ equity	16,805	16,957
Non-controlling interest in consolidated subsidiaries	35	28
Total equity	16,840	16,985
Total liabilities and equity	$82,847	$78,264

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Transaction and clearing, net	$1,762	$1,615	$864	$817
Data services	1,046	1,041	526	521
Listings	220	217	111	109
Other revenues	108	94	55	49
Total revenues	3,136	2,967	1,556	1,496
Transaction-based expenses:
Section 31 fees	211	183	90	92
Cash liquidity payments, routing and clearing	454	438	220	224
Total revenues, less transaction-based expenses	2,471	2,346	1,246	1,180
Operating expenses:
Compensation and benefits	481	483	241	236
Professional services	59	64	29	32
Acquisition-related transaction and integration costs	27	23	15	9
Technology and communication	213	195	108	97
Rent and occupancy	33	35	16	17
Selling, general and administrative	72	79	39	38
Depreciation and amortization	281	276	143	142
Total operating expenses	1,166	1,155	591	571
Operating income	1,305	1,191	655	609
Other income (expense):
Interest expense	(107)	(90)	(55)	(45)
Other income, net	30	191	11	3
Other income (expense), net	(77)	101	(44)	(42)
Income before income tax expense	1,228	1,292	611	567
Income tax expense	292	354	149	140
Net income	$936	$938	$462	$427
Net income attributable to non-controlling interest	(17)	(16)	(7)	(8)
Net income attributable to Intercontinental Exchange, Inc.	$919	$922	$455	$419
Earnings per share attributable to Intercontinental Exchange, Inc. common stockholders:
Basic	$1.59	$1.56	$0.79	$0.71
Diluted	$1.58	$1.55	$0.78	$0.71
Weighted average common shares outstanding:
Basic	580	593	578	591
Diluted	583	597	581	595
Dividend per share	$0.48	$0.40	$0.24	$0.20

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Net income	$936	$938	$462	$427
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax (expense) benefit of $1 and ($7) for the six months ended June 30, 2018 and 2017, respectively, and $1 and ($7) for the three months ended June 30, 2018 and 2017, respectively	(42)	85	(75)	60
Change in fair value of available-for-sale securities	—	68	—	—
Reclassification of realized gain on available-for-sale investment to other income	—	(176)	—	—
Other comprehensive income (loss)	(42)	(23)	(75)	60
Comprehensive income	$894	$915	$387	$487
Comprehensive income attributable to non-controlling interest	(17)	(16)	(7)	(8)
Comprehensive income attributable to Intercontinental Exchange, Inc.	$877	$899	$380	$479

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Loss
and Redeemable Non-Controlling Interest
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Value	Shares	Value
Balance, as of December 31, 2016	596	$6	(1)	$(40)	$11,306	$4,810	$(344)	$37	$15,775	$36
Other comprehensive income	—	—	—	—	—	—	121	—	121	—
Exercise of common stock options	—	—	—	—	17	—	—	—	17	—
Repurchases of common stock	—	—	(15)	(949)	—	—	—	—	(949)	—
Payments relating to treasury shares	—	—	(1)	(88)	—	—	—	—	(88)	—
Stock-based compensation	—	—	—	—	152	—	—	—	152	—
Issuance of restricted stock	4	—	—	1	(1)	—	—	—	—	—
Acquisition of non-controlling interest	—	—	—	—	(82)	—	—	(10)	(92)	—
Distributions of profits	—	—	—	—	—	—	—	(26)	(26)	—
Dividends paid to stockholders	—	—	—	—	—	(476)	—	—	(476)	—
Acquisition of redeemable non-controlling interest	—	—	—	—	—	(2)	—	—	(2)	(37)
Net income attributable to non-controlling interest	—	—	—	—	—	(28)	—	27	(1)	1
Net income	—	—	—	—	—	2,554	—	—	2,554	—
Balance, as of December 31, 2017	600	6	(17)	(1,076)	11,392	6,858	(223)	28	16,985	—
Other comprehensive loss	—	—	—	—	—	—	(42)	—	(42)	—
Exercise of common stock options	—	—	—	—	12	—	—	—	12	—
Repurchases of common stock	—	—	(10)	(759)	—	—	—	—	(759)	—
Payments relating to treasury shares	—	—	(2)	(76)	—	—	—	—	(76)	—
Stock-based compensation	—	—	—	—	73	—	—	—	73	—
Issuance of restricted stock	3	—	—	—	—	—	—	—	—	—
Distributions of profits	—	—	—	—	—	—	—	(10)	(10)	—
Dividends paid to stockholders	—	—	—	—	—	(279)	—	—	(279)	—
Net income attributable to non-controlling interest	—	—	—	—	—	(17)	—	17	—	—
Net income	—	—	—	—	—	936	—	—	936	—
Balance, as of June 30, 2018	603	$6	(29)	$(1,911)	$11,477	$7,498	$(265)	$35	$16,840	$—

	As of	As of
	June 30, 2018	December 31, 2017
Accumulated other comprehensive loss was as follows:
Foreign currency translation adjustments	$(178)	$(136)
Comprehensive income from equity method investment	2	2
Employee benefit plans adjustments	(89)	(89)
Accumulated other comprehensive loss	$(265)	$(223)

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net income	$936	$938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	281	276
Stock-based compensation	61	68
Deferred taxes	(7)	(11)
Cetip realized investment gain, net	—	(114)
Other	(4)	(7)
Changes in assets and liabilities:
Customer accounts receivable	(148)	(170)
Other current and non-current assets	(39)	(37)
Section 31 fees payable	80	51
Deferred revenue	249	240
Other current and non-current liabilities	(173)	(135)
Total adjustments	300	161
Net cash provided by operating activities	1,236	1,099

Investing activities:
Capital expenditures	(33)	(81)
Capitalized software development costs	(75)	(69)
Proceeds from sale of Cetip, net	—	438
Cash paid for acquisitions, net of cash received for divestiture	(405)	10
Purchases of investments	(305)	—
Net cash provided by (used in) investing activities	(818)	298

Financing activities:
Proceeds from (repayments of) commercial paper, net	812	(469)
Repurchases of common stock	(759)	(469)
Dividends to stockholders	(279)	(239)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(76)	(81)
Acquisition of non-controlling interest and redeemable non-controlling interest	—	(55)
Other	1	(8)
Net cash used in financing activities	(301)	(1,321)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(5)	5
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	112	81
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	1,568	1,350
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$1,680	$1,431

Supplemental cash flow disclosure:
Cash paid for income taxes	$346	$429
Cash paid for interest	$104	$87

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.	Description of Business
We are a leading global operator of regulated exchanges, clearing houses and listings venues, and a provider of data services for commodity, fixed income and equity markets. We operate regulated marketplaces for listing, trading and clearing a broad array of derivatives and securities contracts across major asset classes, including energy and agricultural commodities, interest rates, equities, equity derivatives, exchange-traded funds, or ETFs, credit derivatives, bonds and currencies. We also offer end-to-end data services and solutions to support the trading, investment, risk management and connectivity needs of customers around the world across all major asset classes.
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

2.     Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by us in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2017. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in our opinion, necessary for a fair presentation of results for the interim periods presented. We believe that these adjustments are of a normal recurring nature.
Preparing financial statements requires us to make certain estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Actual results may be different from these estimates. The results of operations for the six months and three months ended June 30, 2018 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
The accompanying unaudited consolidated financial statements include our accounts and those of our wholly-owned and controlled subsidiaries. All intercompany balances and transactions between us and our wholly-owned and controlled subsidiaries have been eliminated in the consolidation. For those consolidated subsidiaries in which our ownership is less than 100% and for which we have control over the assets and liabilities and the management of the entity, the outside stockholders’ interests are shown as non-controlling interests.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. See "Recently Adopted Accounting Pronouncements" below for a discussion of our adoption of new accounting standards.
Recently Adopted Accounting Pronouncements
On January 1, 2018, we adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, and ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, collectively referred to as ASC 606. ASC 606 provides guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most revenue recognition guidance. This guidance requires us to recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. We adopted ASC 606 retrospectively and restated each prior period presented to reflect our adoption thereof. The impacts of our adoption of ASC 606 on our results for the years ended December 31, 2017, 2016 and 2015, respectively, were disclosed in our 2017 Form 10-K.

The adoption of ASC 606 accelerated the timing of recognition of a portion of original listing fees related to our New York Stock Exchange, or NYSE, businesses. In addition, and to a lesser extent, the adoption decelerated the timing of recognition of a portion of clearing fee revenues. Revenue recognition related to all other trading, clearing and data businesses remains unchanged.
Our adoption of ASC 606 had the following impact on our reported results for the prior periods presented, driven primarily by the accelerated recognition of listings fee revenue in our NYSE businesses (in millions, except earnings per share):

	As Reported	New Revenue Standard Adjustment	As Adjusted
Six months ended June 30, 2017
Total revenues	$2,963	$4	$2,967
Total revenues, less transaction-based expenses	2,342	4	2,346
Income tax expense	352	2	354
Net income attributable to Intercontinental Exchange, Inc.	920	2	922
Basic earnings per share	$1.55	$0.01	$1.56
Diluted earnings per share	$1.54	$0.01	$1.55

	As Reported	New Revenue Standard Adjustment	As Adjusted
Three months ended June 30, 2017
Total revenues	$1,494	$2	$1,496
Total revenues, less transaction-based expenses	1,178	2	1,180
Income tax expense	139	1	140
Net income attributable to Intercontinental Exchange, Inc.	418	1	419
Basic earnings per share	$0.71	$—	$0.71
Diluted earnings per share	$0.70	$0.01	$0.71

	As Reported	New Revenue Standard Adjustment	As Adjusted
As of December 31, 2017
Deferred revenue, current	$121	$4	$125
Deferred revenue, non-current	143	(52)	91
Net deferred tax liabilities	2,280	15	2,295
Retained earnings	6,825	33	6,858

Additional disclosures related to our adoption of ASC 606 are provided in Note 4.
The Financial Accounting Standards Board, or FASB, has issued Accounting Standards Update, or ASU, No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, or ASU 2017-07. The amendments in this update require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component in the same line item as other related compensation costs, and the other components of net benefit cost in the income statement outside of operating income. The guidance only allows the service cost component of net benefit cost to be eligible for capitalization. We adopted ASU 2017-07 on January 1, 2018 retrospectively to each prior period presented. We have a pension plan, a U.S. nonqualified supplemental executive retirement plan, and post-retirement defined benefit plans that are all impacted by the guidance. Each of the plans are frozen and do not have a service cost component, which means the expense or benefit recognized under each plan represents other components of net benefit cost as defined in the guidance. The combined net periodic (expense) benefit of these plans was ($4 million) and $4 million for the six months ended June 30, 2018 and 2017, respectively, and ($2 million) and $2 million for the three months ended June 30, 2018 and 2017, respectively, and was previously reported as an adjustment to compensation and benefits expenses in the accompanying consolidated statements of income. Following our adoption of ASU 2017-07, these amounts were reclassified to be included in other income, net, in the accompanying consolidated statements of income, and these adjustments had no impact on net income.

The FASB has issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. ASU 2016-01 provides updated guidance for the recognition, measurement, presentation, and disclosure of certain financial assets and liabilities, including the requirement that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value recognized in net income. We adopted ASU 2016-01 on January 1, 2018. Our equity investments, including our investments in Euroclear plc, or Euroclear (Note 3) and Coinbase Global, Inc., or Coinbase, among others, are now subject to valuation under ASU 2016-01. These investments do not currently have readily determinable fair market values as they are not publicly-listed companies. ASU 2016-01 permits a policy election to only adjust the fair value of such investments if and when there is an observable price change in an orderly transaction of a similar or identical investment occurring after adoption, with any change in fair value recognized in net income. We have made this policy election for all of our equity investments without readily determinable fair values, and our adoption of ASU 2016-01 did not result in any fair value adjustments as of June 30, 2018.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, or SAB 118, which provided guidance for companies that have not completed their accounting for income tax effects of the Tax Cuts and Jobs Act, or TCJA, in the period of enactment, allowing for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. We are applying the guidance in SAB 118 when accounting for the enactment-date effects of the TCJA. As of June 30, 2018, our estimates recorded as of December 31, 2017 for the tax effects of the TCJA, are not final. Our estimates recorded at December 31, 2017 and as of June 30, 2018 may be affected due to changes in interpretations of the legislation, changes in accounting standards or related interpretations in response to the TCJA. We have also made reasonable estimates of the TCJA’s impact on state income tax. Our estimates are based on the best available information as of June 30, 2018 and our interpretation of the TCJA and related state tax implications as currently enacted. Our estimates do not include any potential federal or state administrative and/or legislative adjustments to certain provisions of the TCJA and related state provisions. We will continue to analyze the TCJA in order to finalize related federal and state impacts within the measurement period.
In January 2018, the FASB staff issued Question & Answer Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, stating that a company may either elect to treat taxes due on future inclusions on its non-U.S. income in its U.S. taxable income under the newly enacted Global Intangible Low-Taxed Income provisions as a current period expense when incurred, or factor them into the company’s measurement of its deferred taxes. As of June 30, 2018, we have not completed our analysis of the two different accounting policies and have not made an election. We will continue our analysis and will make an election within the measurement period as provided for under SAB 118.
In the fourth quarter of 2017, we adopted ASU 2016-18, Statement of Cash Flows: Restricted Cash, or ASU 2016-18, which requires us to show the changes in the total of cash, cash equivalents, restricted cash and cash equivalents in the statement of cash flows. As a result, we no longer present transfers between cash and cash equivalents and restricted cash and cash equivalents in the statement of cash flows. We have reclassified changes in restricted cash from cash flows provided by (used in) investing activities, to the total change in beginning and end-of-period total changes. Our statements of cash flows for the six months ended June 30, 2018 and 2017 reflect this change.
Accounting Pronouncements Not Yet Adopted
The FASB has issued ASU No. 2016-02, Leases, or ASU 2016-02. ASU 2016-02 requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. A lessee should recognize a liability in its balance sheet to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02 is required to be adopted at the beginning of our first quarter of fiscal year 2019, with early adoption permitted. We will not adopt ASU 2016-02 early and we are currently evaluating this guidance to determine the potential impact on our consolidated financial statements.
The FASB has issued ASU No. 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 applies to all financial instruments carried at amortized cost including held-to-maturity debt securities as well as trade receivables. ASU 2016-13 requires financial assets carried at amortized cost to be presented at the net amount expected to be collected and available-for-sale debt securities to record credit losses through an allowance for credit losses. ASU 2016-13 is required to be adopted at the beginning of our first quarter of fiscal year 2020, with early adoption permitted. We will not adopt ASU 2016-13 early and we are currently evaluating this guidance to determine the potential impact on our consolidated financial statements.
The FASB has issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulative Other Comprehensive Income, or ASU 2018-02. ASU 2018-02 gives entities the option to reclassify certain tax effects related to items in accumulated other comprehensive income, or OCI, that have been stranded in OCI as a result of the enactment of the TCJA to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. We will not adopt ASU 2018-02 early and we are currently evaluating this guidance to determine the potential impact on our consolidated financial statements.

3.	Acquisitions and Investments
Acquisitions
On January 2, 2018, we acquired 100% of BondPoint from Virtu Financial, Inc. for $400 million in cash. BondPoint is a leading provider of electronic fixed income trading solutions for the buy-side and sell-side, offering access to centralized liquidity and automated trade execution services through its alternative trading system, or ATS, and provides trading services to more than 500 financial services firms. BondPoint is primarily included in our Trading and Clearing segment.
The BondPoint purchase price was allocated to the preliminary net tangible and identifiable intangible assets and liabilities based on their estimated fair values as of January 2, 2018. The identifiable intangible assets acquired were $130 million and included (i) customer relationships of $123 million, which have been assigned a useful life of 15 years, and (ii) developed technology of $7 million, which has been assigned a life of three years. The excess of the purchase price over the preliminary net tangible and identifiable intangible assets was $267 million and was recorded as goodwill.
On July 18, 2018, we acquired CHX Holdings, Inc., the parent company of the Chicago Stock Exchange, or CHX, a full-service stock exchange, including trading, data and corporate listings services. CHX operates as a registered national securities exchange, and will primarily be included in our Trading and Clearing segment.
On July 23, 2018, we acquired TMC Bonds, LLC for $701 million in cash. The cash consideration is gross of the $14 million cash held by TMC Bonds, LLC on the date of acquisition. TMC Bonds, LLC is an electronic fixed income marketplace, supporting anonymous trading across multiple protocols in various asset classes, including municipals, corporates, treasuries, agencies and certificates of deposit. TMC Bonds, LLC is primarily included in our Trading and Clearing segment.
Investment in Euroclear
During the year ended December 31, 2017, we purchased a 4.7% stake in Euroclear valued at €276 million ($327 million), which included our representation on the Euroclear Board of Directors. During the same period, we negotiated an additional purchase which closed on February 21, 2018 following regulatory approval, and which did not include additional representation on the Euroclear Board of Directors. This provided us with an additional 5.1% stake in Euroclear for a purchase price of €246 million in cash ($304 million based on a euro/U.S. dollar exchange rate of 1.2368 as of February 21, 2018). As of June 30, 2018, we owned a 9.8% stake in Euroclear for a total investment of $631 million. Euroclear is a leading provider of post-trade services, including settlement, central securities depositories and related services for cross-border transactions across asset classes.
We classify our investment in Euroclear as an equity investment included in other non-current assets in the accompanying consolidated balance sheets. As discussed in Note 2, we adopted ASU 2016-01 on January 1, 2018. Under ASU 2016-01, for investments without a readily determinable fair value, we may elect to measure them at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions in similar or identical investments. We have elected to use this approach to estimate the value of the Euroclear investment. During the six months and three months ended June 30, 2018, there were no downward or upward adjustments made to the carrying amount of Euroclear.

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
Substantially all of our revenues are considered to be revenues from contracts with customers. The related accounts receivable balances are recorded in our balance sheets as customer accounts receivable. We do not have obligations for warranties, returns or refunds to customers, other than the rebates discussed below, which are settled each period and therefore do not result in variable consideration. We do not have significant revenue recognized from performance obligations that were satisfied in prior periods and we do not have any transaction price allocated to unsatisfied performance obligations other than in our deferred revenue. Deferred revenue represents our contract liabilities related to our annual, original and other listings revenues as well as certain data services, clearing services and other revenues. Deferred revenue is the only significant contract asset or liability impacted by our adoption of ASC 606. See Note 6 for our discussion of deferred revenue balances, activity, and expected timing of recognition. As permitted by ASC 606, we have elected not to provide disclosures about transaction price allocated to unsatisfied performance obligations if contract durations are less than one year, or if we are not required to estimate the transaction price. For all of our contracts with customers, except for listings and certain data and clearing services, our performance obligations are short-term in nature and there is no significant variable consideration. See the bullets below for further descriptions of our revenue contracts. In addition, we have elected the practical expedient of excluding sales taxes from transaction prices. We have assessed the costs incurred to obtain or fulfill a contract with a customer and determined them to be immaterial.
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

•
Transaction and clearing, net - Transaction and clearing revenues represent fees charged for the performance obligations of derivatives trading and clearing, and from our cash trading and equity options exchanges. The derivatives trading and clearing fees contain two performance obligations: (1) trade execution/clearing novation and (2) risk management of open interest. We allocate the transaction price between these two performance obligations; however, both of these generally occur almost simultaneously and no significant deferral results. The impact of our adoption of ASC 606 on our performance obligations in our clearing business was minimal. Cash trading and equity options fees contain one performance obligation related to trade execution which occurs instantaneously. Our transaction and clearing revenues are reported net of rebates, except for the NYSE transaction-based expenses. Transaction and clearing fees can be variable based on trade volume discounts used in the determination of rebates; however, virtually all volume discounts are calculated and recorded on a monthly basis. Transaction and clearing fees, as well as any volume discounts rebated to our customers, are calculated and billed monthly in accordance with our published fee schedules. We make liquidity payments to certain customers in our NYSE businesses and recognize those payments as a cost of revenue. In addition, we pay NYSE regulatory oversight fees to the SEC and collect equal amounts from our customers. These are also considered a cost of revenue, and both of these NYSE-related fees are included in transaction-based expenses. Transaction and clearing revenues and the related transaction-based expenses are all recognized in our Trading and Clearing segment.

•	Data services - Data service revenues represent the following:

◦
Pricing and analytics services consist of an extensive set of independent continuous and end-of-day evaluated pricing services focused primarily on fixed income and international equity securities, valuation services, reference data, index services and multi-asset class portfolio and risk management analytics.

◦	Desktops and connectivity services comprise hosting, colocation, infrastructure, technology-based information platforms, feeds and connectivity solutions through the ICE Global Network.

◦	Exchange data services represent subscription fees for the provision of our market data that is created from activity in our Trading and Clearing segment.

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

•
Listings - Listings revenues include original and annual listing fees, and other corporate action fees. Under ASC 606, each distinct listing fee is allocated to multiple performance obligations including original and incremental listing and investor relations services, as well as a customer’s material right to renew the option to list on our exchanges. In performing this allocation, the standalone selling price of the listing services is based on the original and annual listing fees and the standalone selling price of the investor relation services is based on its market value. All listings fees are billed upfront and the identified performance obligations are satisfied over time. Upon our adoption of the ASC 606 framework, the amount of revenue related to the investor relations performance obligation is recognized ratably over a two-year period, with the remaining revenue recognized ratably over time as customers continue to list on our exchanges, which is generally estimated to be over a period of up to nine years for NYSE and up to five years for NYSE Arca and NYSE American. Listings fees related to other corporate actions are considered contract modifications of our listing contracts and are recognized ratably over time as customers continue to list on our exchanges, which is generally estimated to be a period of six years for NYSE and three years for NYSE Arca and NYSE American. All listings fees are recognized in our Data and Listings segment.

•
Other revenues - Other revenues primarily include interest income on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, exchange membership fees and agricultural grading and certification fees. Generally, fees for other revenues contain one performance obligation. Because these contracts primarily consist of single performance obligations with fixed prices, there is no variable consideration and no need to allocate the transaction price. Services for other revenues are primarily satisfied at a point in time. Therefore, there is no need to allocate the fee and no deferral results as we have no further obligation to the customer at that time. Other revenues are recognized in our Trading and Clearing segment.

The following table depicts the disaggregation of our revenue according to business line and segment (in millions). Segment totals are consistent with the segment totals in Note 13:

	Trading and Clearing Segment	Data and Listings Segment	Total Consolidated
Six months ended June 30, 2018
Transaction and clearing, net	$1,762	$—	$1,762
Data services	—	1,046	1,046
Listings	—	220	220
Other revenues	108	—	108
Total revenues	1,870	1,266	3,136
Transaction-based expenses	665	—	665
Total revenues, less transaction-based expenses	$1,205	$1,266	$2,471

Timing of Revenue Recognition
Services transferred at a point in time	$1,030	$—	$1,030
Services transferred over time	175	1,266	1,441
Total revenues, less transaction-based expenses	$1,205	$1,266	$2,471

	Trading and Clearing Segment	Data and Listings Segment	Total Consolidated
Six months ended June 30, 2017
Transaction and clearing, net	$1,615	$—	$1,615
Data services	—	1,041	1,041
Listings	—	217	217
Other revenues	94	—	94
Total revenues	1,709	1,258	2,967
Transaction-based expenses	621	—	621
Total revenues, less transaction-based expenses	$1,088	$1,258	$2,346

Timing of Revenue Recognition
Services transferred at a point in time	$928	$—	$928
Services transferred over time	160	1,258	1,418
Total revenues, less transaction-based expenses	$1,088	$1,258	$2,346

	Trading and Clearing Segment	Data and Listings Segment	Total Consolidated
Three months ended June 30, 2018
Transaction and clearing, net	$864	$—	$864
Data services	—	526	526
Listings	—	111	111
Other revenues	55	—	55
Total revenues	919	637	1,556
Transaction-based expenses	310	—	310
Total revenues, less transaction-based expenses	$609	$637	$1,246

Timing of Revenue Recognition
Services transferred at a point in time	$521	$—	$521
Services transferred over time	88	637	725
Total revenues, less transaction-based expenses	$609	$637	$1,246

	Trading and Clearing Segment	Data and Listings Segment	Total Consolidated
Three months ended June 30, 2017
Transaction and clearing, net	$817	$—	$817
Data services	—	521	521
Listings	—	109	109
Other revenues	49	—	49
Total revenues	866	630	1,496
Transaction-based expenses	316	—	316
Total revenues, less transaction-based expenses	$550	$630	$1,180

Timing of Revenue Recognition
Services transferred at a point in time	$470	$—	$470
Services transferred over time	80	630	710
Total revenues, less transaction-based expenses	$550	$630	$1,180

The Trading and Clearing segment revenues above include $128 million and $116 million for the six months ended June 30, 2018 and 2017, respectively, and $65 million and $59 million for the three months ended June 30, 2018 and 2017, respectively, for services transferred over time related to risk management of open interest performance obligations. A majority of these performance obligations are performed over a short period of time of one month or less.

5.	Goodwill and Other Intangible Assets

The following is a summary of the activity in the goodwill balance for the six months ended June 30, 2018 (in millions):

Goodwill balance at December 31, 2017	$12,216
Acquisitions	267
Foreign currency translation	(17)
Other activity, net	18
Goodwill balance at June 30, 2018	$12,484

The following is a summary of the activity in the other intangible assets balance for the six months ended June 30, 2018 (in millions):

Other intangible assets balance at December 31, 2017	$10,269
Acquisitions	136
Foreign currency translation	(22)
Amortization of other intangible assets	(142)
Other activity, net	(18)
Other intangible assets balance at June 30, 2018	$10,223

We completed our acquisition of BondPoint during the six months ended June 30, 2018 (Note 3). The foreign currency translation adjustments in the tables above result from a portion of our goodwill and other intangible assets being held at our U.K., EU and Canadian subsidiaries, whose functional currencies are not the U.S. dollar. The changes in other activity, net in the tables above primarily relate to adjustments to the fair value of the net tangible assets and intangible assets relating to the acquisitions, with a corresponding adjustment to goodwill. Amortization of other intangible assets in the table above includes an impairment charge of $4 million recorded during the three months ended June 30, 2018 on the remaining value of exchange registration intangible assets in connection with the July 2018 closure of ICE Futures Canada and ICE Clear Canada (Note 10). We did not recognize any other impairment losses on goodwill or other intangible assets during the six months and three months ended June 30, 2018 and 2017.

6.	Deferred Revenue

Our contract liabilities, or deferred revenue, represent consideration received that is yet to be recognized as revenue. Total deferred revenue was $464 million as of June 30, 2018, including $372 million in current deferred revenue and $92 million in non-current deferred revenue. The changes in our deferred revenue during the six months ended June 30, 2018 are as follows (in millions), adjusted to reflect the adoption of ASC 606 as discussed in Note 2:

	Annual Listings Revenues	Original Listings Revenues	Other Listings Revenues	Data Services and Other Revenues	Total
Deferred revenue balance at December 31, 2017	$—	$25	$98	$93	$216
Additions	383	13	26	230	652
Amortization	(191)	(12)	(17)	(184)	(404)
Deferred revenue balance at June 30, 2018	$192	$26	$107	$139	$464

The changes in our deferred revenue during the six months ended June 30, 2017 are as follows (in millions), adjusted to reflect the adoption of ASC 606 as discussed in Note 2:

	Annual Listings Revenues	Original Listings Revenues	Other Listings Revenues	Data Services and Other Revenues	Total
Deferred revenue balance at December 31, 2016	$—	$23	$83	$88	$194
Additions	366	11	39	232	648
Amortization	(184)	(11)	(21)	(186)	(402)
Divestitures	—	—	—	(10)	(10)
Deferred revenue balance at June 30, 2017	$182	$23	$101	$124	$430

Adjustments for divestitures in the table above resulted from our June 2017 divestiture of NYSE Governance Services and our March 2017 divestiture of Interactive Data Managed Solutions, or IDMS, as well as our classification of Trayport deferred revenue as held for sale during the six months ended June 30, 2017. Included in the amortization recognized for the six months ended June 30, 2018, $77 million relates to the deferred revenue balance as of January 1, 2018. Included in the amortization recognized for the six months ended June 30, 2017, $79 million relates to the deferred revenue balance as of January 1, 2017. As of

June 30, 2018, we estimate that our deferred revenue will be recognized in the following years (in millions):

	Annual Listings Revenues	Original Listing Revenues	Other Listing Revenues	Data Services and Other Revenues	Total
Remainder of 2018	$192	$13	$10	$115	$330
2019	—	12	34	20	66
2020	—	1	27	2	30
2021	—	—	19	2	21
2022	—	—	13	—	13
Thereafter	—	—	4	—	4
Total	$192	$26	$107	$139	$464

7.	Debt

Our total debt, including short-term and long-term debt, consisted of the following as of June 30, 2018 and December 31, 2017 (in millions):

	As of June 30, 2018	As of December 31, 2017
Debt:
Short-term debt:
Commercial Paper	$2,045	$1,233
2018 Senior Notes (2.50% senior unsecured notes due October 15, 2018)	600	600
Total short-term debt	2,645	1,833
Long-term debt:
2020 Senior Notes (2.75% senior unsecured notes due December 1, 2020)	1,245	1,244
2022 Senior Notes (2.35% senior unsecured notes due September 15, 2022)	496	495
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	792	791
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,243	1,242
2027 Senior Notes (3.10% senior unsecured notes due September 15, 2027)	495	495
Total long-term debt	4,271	4,267
Total debt	$6,916	$6,100
Credit Facility
We have a $3.4 billion senior unsecured revolving credit facility, or the Credit Facility, with a maturity date of August 18, 2022, pursuant to a credit agreement with Wells Fargo Bank, N.A., as primary administrative agent, issuing lender and swing-line lender, Bank of America, N.A., as syndication agent, backup administrative agent and swing-line lender, and the lenders party thereto. The Credit Facility includes an option for us to propose an increase in the aggregate amount available for borrowing by up to $975 million, subject to the consent of the lenders funding the increase and certain other conditions. No amounts were outstanding under the Credit Facility as of June 30, 2018. As of June 30, 2018, of the $3.4 billion that is currently available for borrowing under the Credit Facility, $2.0 billion is required to back-stop the amount outstanding under our Commercial Paper Program and $105 million is required to support certain broker-dealer subsidiary commitments.
The amount required to back-stop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $1.3 billion available under the Credit Facility as of June 30, 2018 is available to us to use for working capital and general corporate purposes including, but not limited to, acting as a back-stop to future increases in the amounts outstanding under the Commercial Paper Program.
Commercial Paper Program
We have entered into a U.S. dollar commercial paper program, or the Commercial Paper Program. Our Commercial Paper Program is currently backed by the borrowing capacity available under the Credit Facility, equal to the amount of the commercial paper that is issued and outstanding at any given point in time. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates (such as USD LIBOR). The fluctuation of these rates due to market conditions may impact our interest expense. During the six months ended June 30, 2018, we used net proceeds of $812 million from notes issued under our Commercial Paper Program primarily to finance the acquisition of BondPoint, to purchase an additional 5.1% stake in Euroclear, and for general corporate purposes.
Commercial paper notes of $2.0 billion with original maturities ranging from two to 72 days were outstanding as of June 30, 2018 under our Commercial Paper Program. As of June 30, 2018, the weighted average interest rate on the $2.0 billion outstanding under our Commercial Paper Program was 2.06% per annum, with a weighted average maturity of eighteen days.
2018 Senior Notes
We have $600 million of senior notes due in October 2018 and we currently plan to fund the redemption of these notes with the issuance of new senior term notes. However, if we are unable to issue new senior term notes or to do so on favorable terms, then we would fund the redemption of the notes under the Commercial Paper Program or with the unused amount available under the Credit Facility or with cash flows from operations, or a combination of these sources.

8.	Equity
We currently sponsor employee and director stock option and restricted stock plans. Stock options and restricted stock are granted at the discretion of the Compensation Committee of the Board of Directors. All stock options and restricted stock awards are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options and restricted stock on the date of grant is recognized as expense over the vesting period, net of forfeitures. The non-cash compensation expenses recognized in our consolidated statements of income for stock options and restricted stock were $61 million and $68 million for the six months ended June 30, 2018 and 2017, respectively, and $32 million and $34 million for the three months ended June 30, 2018 and 2017, respectively.
Stock Option Plans
The following is a summary of stock option activity for the six months ended June 30, 2018:

	Number of Options	Weighted Average Exercise Price per Option
Outstanding at December 31, 2017	4,013,388	$41.13
Granted	522,881	67.00
Exercised	(432,087)	28.69
Outstanding at June 30, 2018	4,104,182	45.73

Details of stock options outstanding as of June 30, 2018 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Vested or expected to vest	4,104,182	$45.73	6.8	$114
Exercisable	2,953,324	$39.86	6.0	$100

The total intrinsic value of stock options exercised was $19 million and $7 million for the six months ended June 30, 2018 and 2017, respectively, and $10 million and $4 million for the three months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there were $12 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.9 years as the stock options vest.
We use the Black-Scholes option pricing model for purposes of valuing stock option awards. During the six months ended June 30, 2018 and 2017, we used the weighted-average assumptions in the table below to compute the value of all options for shares of common stock granted to employees:

	Six Months Ended June 30,
Assumptions:	2018	2017
Risk-free interest rate	2.66%	1.84%
Expected life in years	6.0	5.0
Expected volatility	20%	21%
Expected dividend yield	1.43%	1.40%
Estimated weighted-average fair value of options granted per share	$13.98	$10.50
The risk-free interest rate is based on the zero-coupon U.S. Treasury yield curve in effect at the time of grant. The expected life computation is derived from historical exercise patterns and anticipated future patterns. Expected volatilities are based on historical volatility of our stock.
Restricted Stock Plans
In February 2018, we reserved a maximum of 1,303,151 restricted shares for potential issuance as performance-based restricted shares to certain of our employees. The number of shares that will ultimately be granted under this award will be based on our actual financial performance as compared to financial performance targets set by our Board of Directors and the Compensation Committee of the Board of Directors for the year ending December 31, 2018, as well as our 2018 total stockholder return, or TSR, as compared to that of the S&P 500 Index. The maximum compensation expense to be recognized under these performance-based restricted shares is $84 million if the maximum financial performance target is met and all 1,303,151 shares vest. The compensation expense to be recognized under these performance-based restricted shares will be $42 million if the target financial performance is met, which would result in 651,576 shares vesting. We recognize expense on an accelerated basis over the three-year vesting period based on our quarterly assessment of the probable 2018 actual financial performance as compared to the 2018 financial performance targets. As of June 30, 2018, we determined that it is probable that the financial performance level will be at target for 2018. Based on this assessment, we recorded non-cash compensation expense of $11 million and $7 million for the six months and three months ended June 30, 2018, respectively, related to these shares and the remaining $31 million in non-cash compensation expense will be recorded on an accelerated basis over the remaining vesting period, including $12 million of which will be recorded over the remainder of 2018.
The following is a summary of the non-vested restricted share activity for the six months ended June 30, 2018:

	Number of Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share
Non-vested at December 31, 2017	5,748,408	$52.78
Granted	1,829,220	67.47
Vested	(2,673,199)	49.86
Forfeited	(246,640)	57.59
Non-vested at June 30, 2018	4,657,789	59.97
Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance-based shares have been presented to reflect the actual shares to be issued based on the achievement of past performance targets. Non-vested performance-based restricted shares granted are presented in the table above at the target number of restricted shares that would vest if the performance targets are met. As of June 30, 2018, there were $181 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted-average period of 1.6 years as the restricted stock vests. These unrecognized compensation costs assume that a target performance level will be met on the performance-based restricted shares granted in February 2018. During the six months ended June 30, 2018 and 2017, the total fair value of restricted stock vested under all restricted stock plans was $195 million and $203 million, respectively.
Employee Stock Purchase Plan
In May 2018, our stockholders approved our Employee Stock Purchase Plan, or ESPP, under which we have reserved and may sell up to 25,000,000 shares of our common stock to employees. The ESPP grants employees the right to acquire our stock in increments of 1% of eligible pay, with a maximum contribution of 25% of eligible pay, subject to applicable annual Internal Revenue Service limitations. Under our ESPP, employees are limited to $25,000 of common stock annually, or 1,250 shares of common stock each offering period. There will be two offering periods each year, which will run from January 1st (or the first trading day thereafter) through June 30th (or the first trading day prior to such date) and from July 1st (or the first trading day thereafter) through December 31st (or the first trading day prior to such date). The first offering period began on July 2, 2018 and will run through December 31, 2018. The purchase price per share of common stock will be 85% of the lesser of the fair market value of the stock on the first or the last trading day of each offering period. Beginning in the third quarter of 2018, we will record compensation expense over the offering period related to the 15% discount that is given to our employees.
Stock Repurchase Program
In September 2017, our Board of Directors approved an aggregate of $1.2 billion for future repurchases of our common stock with no fixed expiration date that became effective on January 1, 2018. During the six months ended June 30, 2018, we repurchased 10,403,246 shares of our outstanding common stock at a cost of $759 million, excluding shares withheld upon vesting of equity awards. The shares repurchased are held in treasury stock and were completed on the open market and under our Rule 10b5-1 trading plan. The timing and extent of future repurchases, if any, will depend upon many conditions. Our management periodically reviews whether to be active in repurchasing our stock. In making a determination regarding any stock repurchases, we consider multiple factors. The factors may include: overall stock market conditions, our common stock price movements, the remaining amount authorized for repurchases by our Board of Directors, the potential impact of a stock repurchase program on our corporate debt ratings, our expected free cash flow and working capital needs, our current and future planned strategic growth initiatives, and other potential uses of our cash and capital resources.
As of June 30, 2018, up to $441 million remains from the board authorization for repurchases of our common stock. We expect funding for any stock repurchases to come from our operating cash flow or borrowings under our debt facilities or our Commercial Paper Program. Repurchases may be made from time to time on the open market, through established trading plans, in privately-negotiated transactions or otherwise in accordance with all applicable securities laws, rules and regulations. We have entered into a Rule 10b5-1 trading plan, as authorized by our Board of Directors, to govern some or all of the repurchases of our shares of common stock. We may discontinue the stock repurchases at any time and may amend or terminate the Rule 10b5-1 trading plan at any time. The approval of our Board of Directors for the share repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our Board of Directors may increase or decrease the amount available for repurchases from time to time.
Dividends
During the six months ended June 30, 2018 and 2017, we paid cash dividends per share of $0.48 and $0.40, respectively, for an aggregate payout of $279 million and $239 million, respectively. The declaration of dividends is subject to the discretion of our Board of Directors, and may be affected by various factors, including our future earnings, financial condition, capital requirements, levels of indebtedness, credit ratings and other considerations which our Board of Directors deem relevant. Our Board of Directors has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be determined quarterly by the Board of Directors or the Audit Committee of the Board of Directors taking into account such factors as our evolving business model, prevailing business conditions and our financial results and capital requirements, without a predetermined annual net income payout ratio.

9.	Income Taxes
Our effective tax rate was 24% and 27% for the six months ended June 30, 2018 and 2017, respectively, and 24% and 25% for the three months ended June 30, 2018 and 2017, respectively. The effective tax rates for the six months and three months ended June 30, 2018 are lower than the effective tax rates for the comparable periods in 2017 primarily due to the enactment of the TCJA on December 22, 2017, which reduced the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018 (Note 2). That benefit is partially offset by additional U.S. federal and state income taxes on a portion of our non-U.S. income due to certain international tax provisions enacted as part of the TCJA, as well as tax benefits associated with a divestiture in the comparable periods in 2017.
We recorded our income tax provision based on the TCJA as enacted as of June 30, 2018. We have also made reasonable estimates of the TCJA’s impact on state income tax. Our estimates are based on the best available information as of June 30, 2018 and our interpretation of the TCJA and related state tax implications, as currently enacted. Our estimates do not include any potential federal or state administrative and/or legislative adjustments to certain provisions of the TCJA and related state provisions.
SAB 118 provides guidance for companies that have not completed their accounting for income tax effects of the TCJA, in the period of enactment, allowing for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. As of June 30, 2018, we have not completed our accounting for the tax effects of the enactment of the TJCA. We will continue to analyze the TCJA in order to finalize its enactment-date effects within the measurement period (Note 2).
As of June 30, 2018, we have not adopted an accounting policy regarding the treatment of taxes due on future inclusion of non-U.S. income in U.S. taxable income under the Global Intangible Low-Taxed Income provisions. Therefore, no deferred tax related to these provisions has been recorded as of June 30, 2018. We will continue our analysis and will make an election within the measurement period as provided for under SAB 118.

10.	Clearing Organizations
We operate regulated central counterparty clearing houses for the settlement and clearance of derivative contracts. The clearing houses include ICE Clear Europe, ICE Clear Credit, ICE Clear U.S., ICE Clear Canada (which ceased operations in July 2018 as discussed below), ICE Clear Netherlands, ICE Clear Singapore and ICE NGX (referred to herein collectively as the “ICE Clearing Houses”).

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

•
ICE Clear Canada performed the clearing and settlement for all futures and options contracts traded through ICE Futures Canada until July 30, 2018, when we transitioned the trading and clearing of our canola contracts from ICE Futures Canada and ICE Clear Canada to ICE Futures U.S. and ICE Clear U.S., respectively. After the transition, ICE Futures Canada and ICE Clear Canada ceased operations.

•	ICE Clear Netherlands has received regulatory approval to offer clearing of Dutch equity options traded through ICE Endex.

•	ICE Clear Singapore performs the clearing and settlement for all futures and options contracts traded through ICE Futures Singapore.

•	ICE NGX performs clearing and settlement for physical North American natural gas, electricity and oil markets.
Each of the ICE Clearing Houses requires all clearing members or participants to maintain cash on deposit or pledge certain assets, which may include government obligations, non-government obligations, letters of credit or gold to guaranty performance of the clearing members’ or participants’ open positions. Such amounts in total are known as “original margin.” The ICE Clearing Houses may make intraday original margin calls in circumstances where market conditions require additional protection. The daily profits and losses from and to the ICE Clearing Houses due to the marking-to-market of open contracts are known as “variation margin.” With the exception of ICE NGX’s physical natural gas and physical power products, the ICE Clearing Houses mark all outstanding contracts to market, and therefore pay and collect variation margin, at least once daily, and in some cases multiple times throughout the day. For ICE NGX’s physical natural gas and power products, ICE NGX marks all outstanding contracts to market daily, but only collects variation margin when a participant’s open position falls outside a specified percentage of its pledged collateral. Marking-to-market allows the ICE Clearing Houses to identify any clearing members or participants that may be unable to satisfy the financial obligations resulting from changes in the prices of their open contracts before those financial obligations become exceptionally large and jeopardize the ability of the ICE Clearing Houses to ensure financial performance of clearing members’ or participants’ open positions.
With the exception of ICE NGX, each of the ICE Clearing Houses requires that each clearing member make deposits into a fund known as a “guaranty fund,” which is maintained by the relevant ICE Clearing House. These amounts serve to secure the obligations of a clearing member to the ICE Clearing House to which it has made the guaranty fund deposit and may be used to cover losses sustained by the respective ICE Clearing House in the event of a default of a clearing member. Because it is not our policy to guaranty credit facilities of our clearing houses which maintain contingent liquidity facilities secured by high quality liquid assets, we eliminated a $100 million guaranty that we had previously provided ICE NGX in February 2018. As of June 30, 2018, ICE NGX maintains a guaranty fund utilizing a $100 million letter of credit that has been entered into with a major Canadian chartered bank and backed by a default insurance policy underwritten by Export Development Corporation, or EDC, a Canadian government agency. In the event of a participant default, where a participant’s collateral becomes depleted, the remaining shortfall would be covered by a draw down on the letter of credit following which ICE NGX would pay the first $15 million in losses per its deductible and recover additional losses under the insurance policy of up to $100 million.
We have contributed cash of $150 million, $50 million and $50 million to the guaranty funds of ICE Clear Europe, ICE Clear Credit and ICE Clear U.S., respectively, as of June 30, 2018, and such amounts are at risk and could be used in the event of a clearing member default where the amount of the defaulting clearing member’s original margin and guaranty fund deposits are insufficient. We have also contributed $4 million in cash in total to the guaranty funds of ICE Clear Canada, ICE Clear Netherlands and ICE Clear Singapore. The $254 million combined contributions to the guaranty funds as of June 30, 2018 and December 31, 2017 are included in long-term restricted cash and cash equivalents in the accompanying consolidated balance sheets.
In addition, beginning in March 2018, certain of our exchanges are now required to make similar contributions to those made by the clearing houses to be utilized pro rata along with the clearing contributions in the event of clearing member default. The contribution is calculated per exchange based on average guaranty fund contributions, subject to a minimum contribution of $10 million for each exchange. As of June 30, 2018, ICE Futures Europe, ICE Futures U.S. and our ICE Endex exchanges have contributed a combined $67 million in cash to the guaranty funds of ICE Clear Europe and ICE Clear U.S. These contributions are also included in long-term restricted cash and cash equivalents in the accompanying consolidated balance sheet.
The ICE Clearing Houses seek to reduce their exposure through a risk management program that includes initial and ongoing financial standards for clearing member and participant admission and continued membership, original and variation margin and collateral requirements, and mandatory deposits to the guaranty fund. The amounts that the clearing members and participants are required to maintain in the original margin, guaranty fund and collateral accounts are determined by standardized parameters established by the risk management department of the respective ICE Clearing House and reviewed by the risk committees and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time. As of June 30, 2018 and December 31, 2017, the ICE Clearing Houses have received or have been pledged $102.2 billion and $92.6 billion, respectively, in cash and non-cash collateral in original margin and guaranty fund deposits to cover price movements of underlying contracts for both periods. With the exception of ICE NGX, the ICE Clearing Houses also have the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations up to the limits established under the respective rules of each ICE Clearing House.
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
As of June 30, 2018, our cash and cash equivalents margin deposits, unsettled variation margin, guaranty fund and delivery contracts receivable/payable, net, are as follows for the ICE Clearing Houses (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$22,193	$19,655	$6,148	$—	$93	$48,089
Unsettled variation margin, net	—	—	—	90	—	90
Guaranty fund	3,565	2,300	473	—	21	6,359
Delivery contracts receivable/payable, net	—	—	—	453	—	453
Total	$25,758	$21,955	$6,621	$543	$114	$54,991
As of December 31, 2017, our cash margin deposits, unsettled variation margin, guaranty fund and delivery contracts receivable/payable, net, were as follows for the ICE Clearing Houses (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$19,792	$20,703	$3,898	$—	$126	$44,519
Unsettled variation margin, net	—	—	—	227	1	228
Guaranty fund	3,037	2,607	299	—	23	5,966
Delivery contracts receivable/payable, net	—	—	—	509	—	509
Total	$22,829	$23,310	$4,197	$736	$150	$51,222

We have recorded these cash and cash equivalent deposits and amounts due in the accompanying consolidated balance sheets as current assets with corresponding current liabilities to the clearing members of the relevant ICE Clearing House. All cash, securities and amounts due are available only to meet the financial obligations of that clearing member to the relevant ICE Clearing House. ICE Clear Europe, ICE Clear Credit, ICE Clear U.S., ICE Clear Canada, ICE Clear Netherlands, ICE NGX and ICE Clear Singapore are separate legal entities and are not subject to the liabilities of the other ICE Clearing Houses or the obligations of the members of the other ICE Clearing Houses. The amount of these cash deposits may fluctuate due to the types of margin collateral choices available to clearing members and the change in the amount of deposits required. As a result, these assets and corresponding liabilities may vary significantly over time.
Of the cash held by the ICE Clearing Houses, as of June 30, 2018, $33.0 billion is secured in reverse repurchase agreements with primarily overnight maturities or direct investment in government securities. ICE Clear Credit, as a systemically important financial market utility, or SIFMU, as designated by the Financial Stability Oversight Council, or FSOC, held $17.1 billion of its U.S. dollar cash in the guaranty fund and in original margin in cash accounts at the Federal Reserve Bank of Chicago as of June 30, 2018. ICE Clear Europe maintains a Euro-denominated account at the De Nederlandsche Bank, or DNB, the central bank of the Netherlands, as well as a pounds sterling-denominated account at the Bank of England, or BOE, the central bank of the U.K. These accounts provide the flexibility for ICE Clear Europe to place Euro- and pounds sterling-denominated cash margin securely at national banks, in particular during periods when liquidity in the Euro and pounds sterling repo markets may temporarily become contracted. As of June 30, 2018, ICE Clear Europe held €686 million ($802 million based on the euro/U.S. dollar exchange rate of 1.1684 as of June 30, 2018) at DNB, and £500 million ($660 million based on the pound sterling/U.S. dollar exchange rate of 1.3208 as of June 30, 2018) at the BOE. The remaining cash deposits at the ICE Clearing Houses are held in demand deposit accounts at large, highly rated financial institutions and direct investments primarily in U.S. Treasury securities with original maturities of less than three months, plus certain U.S. Treasury securities that extend beyond twelve months which we consider to be Level 1 securities. The carrying value of these securities with original maturities of less than three months approximates their fair value due to the short-term nature of the instruments and repurchase agreements.
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
ICE NGX requires participants to maintain cash or letters of credit to serve as collateral in the event of a participant default. The cash is maintained in a segregated bank account that is subject to a collateral agreement between the bank and ICE NGX. Per the agreement, ICE NGX serves in the capacity of a trustee. The cash is held by ICE NGX in trust for and on behalf of the participant; however, the cash remains the property of the participant and may only be accessed by ICE NGX if there is evidence of default. The rules governing when the cash can be accessed by ICE NGX are listed in the Contracting Party Agreement, a standardized agreement signed by each participant that also allows for netting of positive and negative exposure. Since the cash is held in trust and remains the property of the participant, it is not included in the accompanying consolidated balance sheets.
As of June 30, 2018 and December 31, 2017, the assets pledged by the clearing members as original margin, which includes cash deposits held in trust at ICE NGX, and non-cash collateral guaranty fund deposits for each of the ICE Clearing Houses not included in the accompanying consolidated balance sheets are detailed below (in millions):

	As of June 30, 2018
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses
Original margin:
Government securities at face value	$24,235	$11,568	$8,607	$—	$25
Letters of credit	—	—	—	1,610	—
ICE NGX cash deposits	—	—	—	281	—
Total	$24,235	$11,568	$8,607	$1,891	$25
Guaranty fund:
Government securities at face value	$431	$169	$234	$—	$3

	As of December 31, 2017
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses
Original margin:
Government securities at face value	$23,496	$5,699	$9,581	$—	$18
Letters of credit	—	—	—	1,663	—
ICE NGX cash deposits	—	—	—	233	—
Total	$23,496	$5,699	$9,581	$1,896	$18
Guaranty fund:
Government securities at face value	$323	$176	$169	$—	$2

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
During the year ended December 31, 2017, we recorded an aggregate of $14 million in expense accruals relating to SEC investigations and inquiries. On March 6, 2018, NYSE and affiliated exchanges reached a settlement with the SEC of the various matters under investigation and agreed to pay a $14 million civil monetary penalty, together with certain non-monetary relief. For further details about the settlement and underlying matters that were under investigation, please refer to Order Instituting Administrative and Cease-and-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933, Sections 19(h)(1) and 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing Remedial Sanctions and a Cease-and-Desist Order, Administrative Proceeding File No. 3-18388 (In the Matter of New York Stock Exchange LLC, NYSE American LLC, and NYSE Arca, Inc.) entered into on March 6, 2018.
Our 2017 Form 10-K included a description of the purported class action lawsuit against two of our subsidiary NYSE exchanges, and other U.S. exchanges, by the City of Providence, Rhode Island and other plaintiffs. As reported in our 2017 Form 10-K, the defendant exchanges filed a petition for rehearing and/or rehearing en banc of the U.S. Court of Appeals for the Second Circuit’s, or Second Circuit, December 2017 decision vacating the dismissal of this case, and on March 13, 2018, the Second Circuit denied our petition. On or before August 10, 2018, the defendant exchanges intend to file a petition in the U.S. Supreme Court seeking review of the Second Circuit’s December 2017 decision.

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
We use Level 1 inputs to determine fair value. The Level 1 assets consist of U.S. Treasury and other foreign government securities, and investments in publicly-traded mutual funds held for the purpose of providing future payments of the supplemental executive retirement and the supplemental executive savings plans.
Financial assets and liabilities recorded in the accompanying consolidated balance sheets as of June 30, 2018 and December 31, 2017 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. Financial instruments measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 are as follows (in millions):

	As of June 30, 2018			As of December 31, 2017
	Level 1	Level 2 and 3	Total	Level 1	Level 2 and 3	Total
Assets at fair value:
U.S. Treasury and other foreign government securities	$944	$—	$944	$734	$—	$734
Mutual funds	15	—	15	16	—	16
Total assets at fair value	$959	$—	$959	$750	$—	$750
As of June 30, 2018, we held $944 million in U.S. Treasury and other foreign government securities which are considered cash equivalents and for which the carrying amount approximates fair value. Of these securities, $677 million were recorded as short-term restricted cash and cash equivalents and $267 million were recorded as long-term restricted cash and cash equivalents in the accompanying consolidated balance sheet as of June 30, 2018.
Mutual funds are equity and fixed income mutual funds held for the purpose of providing future payments for the supplemental executive savings plan and the supplemental executive retirement plan and are classified as equity investments.
We did not use Level 2 or 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of June 30, 2018 or December 31, 2017. We measure certain assets, such as intangible assets, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of June 30, 2018, except for the fair value adjustment related to our $4 million impairment of exchange registration intangible assets associated with the closure of ICE Futures Canada (Note 5), none of our intangible assets were required to be recorded at fair value since no other impairments were recorded. Our equity investments without a readily determinable fair value, including our investments in Euroclear and Coinbase, are only measured at fair value on a non-recurring basis when a certain trigger event occurs in accordance with ASU 2016-01, as discussed in Notes 2 and 3. We did not have any investments measured at fair value on a non-recurring basis as of June 30, 2018.
As of June 30, 2018, (i) the fair value of our $495 million 2027 Senior Notes was $470 million, (ii) the fair value of our $1.24 billion 2025 Senior Notes was $1.25 billion, (iii) the fair value of our $792 million 2023 Senior Notes was $812 million, (iv) the fair value of our $496 million 2022 Senior Notes was $480 million, (v) the fair value of our $1.25 billion 2020 Senior Notes was $1.24 billion, and (vi) the fair value of our $600 million 2018 Senior Notes was $599 million. The fair values of these fixed rate notes were estimated using quoted market prices for these instruments. The fair value of our commercial paper approximates the carrying value since the rates of interest on this short-term debt approximate market rates as of June 30, 2018.
Excluding our equity investments without a readily determinable fair value, all other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.

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

Certain segment expenses for the six months and three months ended June 30, 2017 have been reclassified to conform to our current periods' segment financial statement presentation. This reclassification increased the operating expenses for the Data and Listings segment by $33 million and $17 million for the six months and three months ended June 30, 2017, respectively, while decreasing the operating expenses for the Trading and Clearing segment by the same amounts. Financial data for our business segments is as follows for the six months and three months ended June 30, 2018 and 2017 (in millions):

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Trading and Clearing Segment	Data and Listings Segment	Consolidated	Trading and Clearing Segment	Data and Listings Segment	Consolidated
Revenues:
Energy futures and options contracts	$485	$—	$485	$459	$—	$459
Agricultural and metals futures and options contracts	139	—	139	118	—	118
Interest rates and other financial futures and options contracts	185	—	185	172	—	172
Cash equities and equity options	827	—	827	771	—	771
OTC and other transactions	126	—	126	95	—	95
Pricing and analytics	—	516	516	—	480	480
Exchange data	—	287	287	—	280	280
Desktops and connectivity	—	243	243	—	281	281
Listings	—	220	220	—	217	217
Other revenues	108	—	108	94	—	94
Revenues	1,870	1,266	3,136	1,709	1,258	2,967
Transaction-based expenses	665	—	665	621	—	621
Revenues, less transaction-based expenses	1,205	1,266	2,471	1,088	1,258	2,346
Operating expenses	425	741	1,166	397	758	1,155
Operating income	$780	$525	$1,305	$691	$500	$1,191

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Trading and Clearing Segment	Data and Listings Segment	Consolidated	Trading and Clearing Segment	Data and Listings Segment	Consolidated
Revenues:
Energy futures and options contracts	$250	$—	$250	$231	$—	$231
Agricultural and metals futures and options contracts	74	—	74	62	—	62
Interest rates and other financial futures and options contracts	94	—	94	89	—	89
Cash equities and equity options	389	—	389	390	—	390
OTC and other transactions	57	—	57	45	—	45
Pricing and analytics	—	262	262	—	242	242
Exchange data	—	144	144	—	142	142
Desktops and connectivity	—	120	120	—	137	137
Listings	—	111	111	—	109	109
Other revenues	55	—	55	49	—	49
Revenues	919	637	1,556	866	630	1,496
Transaction-based expenses	310	—	310	316	—	316
Revenues, less transaction-based expenses	609	637	1,246	550	630	1,180
Operating expenses	218	373	591	197	374	571
Operating income	$391	$264	$655	$353	$256	$609

Revenue from one clearing member of the Trading and Clearing segment comprised $211 million or 17% and $107 million or 17% of our Trading and Clearing revenues for the six months and three months ended June 30, 2018, respectively. Revenue from two clearing members of the Trading and Clearing segment comprised $243 million or 22% and $127 million or 23% of our Trading and Clearing revenues for the six months and three months ended June 30, 2017, respectively. Clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, we believe that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional customers or clearing members accounted for more than 10% of our segment revenues or consolidated revenues for the six months and three months ended June 30, 2018 and 2017.

14.	Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the six months and three months ended June 30, 2018 and 2017 (in millions, except per share amounts):

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Basic:
Net income attributable to Intercontinental Exchange, Inc.	$919	$922	$455	$419
Weighted average common shares outstanding	580	593	578	591
Basic earnings per common share	$1.59	$1.56	$0.79	$0.71
Diluted:
Weighted average common shares outstanding	580	593	578	591
Effect of dilutive securities - stock options and restricted shares	3	4	3	4
Diluted weighted average common shares outstanding	583	597	581	595
Diluted earnings per common share	$1.58	$1.55	$0.78	$0.71
Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. During the six months ended June 30, 2018 and 2017, 413,105 and 726,696 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share since the inclusion would have had an antidilutive effect because the outstanding stock option exercise prices were greater than the average market price of the common shares during the relevant periods. Certain figures in the table above may not recalculate due to rounding.

15.	Subsequent Events
We have evaluated subsequent events and determined that no events or transactions, except for those disclosed in Notes 3 and 10, met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements.

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
Recent Developments
U.S. Tax Cuts and Jobs Act
On December 22, 2017, the TCJA was signed into law. The TCJA reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. In our financial statements for the year ended December 31, 2017, we revalued our U.S. deferred tax assets and liabilities at the new federal corporate income tax rate as of the date of enactment of the TCJA and recognized a $764 million deferred tax benefit based on a reasonable estimate as of December 22, 2017. The TCJA imposed a transition tax on certain accumulated foreign earnings aggregated across all non-U.S. subsidiaries, net of foreign deficits. As we are in an aggregate net foreign deficit position for U.S. tax purposes, we are not liable for the transition tax.
Many of the tax provisions under the TCJA became effective January 1, 2018, including the new federal 21% corporate income tax rate and complex international tax provisions. Our effective tax rates for the six months and three months ended June 30, 2018 are lower than the effective tax rates for the comparable periods in 2017 primarily because of the new reduced U.S. federal corporate income tax rate, partially offset by additional federal and state income taxes under these international tax provisions. Given the complexity of these international provisions and certain potential unintended consequences that are under debate at both the federal and state level, further federal and state guidance is anticipated, but the likelihood and timing of such guidance remains uncertain.
Acquisitions
On January 2, 2018, we acquired 100% of BondPoint from Virtu Financial, Inc. for $400 million in cash. BondPoint is a leading provider of electronic fixed income trading solutions for the buy-side and sell-side, offering access to centralized liquidity and automated trade execution services through its ATS and provides trading services to more than 500 financial services firms.
On July 18, 2018, we acquired CHX Holdings, Inc., the parent company of CHX, a full-service stock exchange, including trading, data and corporate listings services. CHX operates as a registered national securities exchange.
On July 23, 2018, we acquired TMC Bonds, LLC for $701 million in cash. The cash consideration is gross of the $14 million cash held by TMC Bonds, LLC on the date of acquisition. TMC Bonds, LLC is an electronic fixed income marketplace, supporting anonymous trading across multiple protocols in various asset classes, including municipals, corporates, treasuries, agencies and certificates of deposit.
Investment in Euroclear
During the year ended December 31, 2017, we purchased a 4.7% stake in Euroclear valued at €276 million ($327 million), which included our representation on the Euroclear Board of Directors. During the same period, we negotiated an additional purchase which closed on February 21, 2018 following regulatory approval, and which did not include additional representation on the Euroclear Board of Directors. This provided us with an additional 5.1% stake in Euroclear for a purchase price of €246 million in cash ($304 million based on a euro/U.S. dollar exchange rate of 1.2368 as of February 21, 2018). As of June 30, 2018, we owned a 9.8% stake in Euroclear for a total investment of $631 million. Euroclear is a leading provider of post-trade services, including settlement, central securities depositories and related services for cross-border transactions across asset classes.
We classify our investment in Euroclear as an equity investment included in other non-current assets in our consolidated balance sheets as of June 30, 2018 and December 31, 2017. Subsequent to our January 1, 2018 adoption of ASU 2016-01, for investments without a readily determinable fair value, including Euroclear, an adjustment to estimated fair value is only required if there is an observable price change in an orderly transaction in a similar or identical investment, with any adjustment recognized in net income. There were no such adjustments made during the six months ended June 30, 2018.

Regulation
Our markets are primarily subject to the jurisdiction of regulatory agencies in the U.S., U.K., EU, Canada and Singapore. Global policy makers have undertaken reviews of their existing legal framework governing financial markets in connection with regulatory reform, and have either passed new laws and regulations, or are in the process of debating and/or enacting new laws and regulations that apply to our business and to our customers’ businesses. Legislative and regulatory actions may impact the way in which we or our customers conduct business and may create uncertainty, which could affect trading volumes or demand for market data. See Part 1, Item 1 “Business - Regulation” included in our 2017 Form 10-K for a discussion of the primary regulations applicable to our business. As discussed in Part 1, Item 1 of our 2017 Form 10-K, the implementation of the Markets in Financial Instruments Directive II, or MiFID II, and the European Market Infrastructure Regulation, or EMIR, may result in operational, regulatory and/or business risk.
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

•
The non-discriminatory access provisions of MiFID II, as currently drafted, would require our European exchanges and central counterparty clearing houses, or CCPs, to offer access to third parties on commercially reasonable terms. In addition, MiFID II could require our European exchanges and CCPs to allow participants to trade and/or clear at other venues, which may encourage competing venues to offer our products. In June 2016, the EU approved a twelve-month postponement of MiFID II implementation and compliance to January 3, 2018. On January 3, 2018, ICE Futures Europe and ICE Clear Europe received a deferral from the U.K. Financial Conduct Authority, or FCA, and the Bank of England, respectively, which delays the non-discriminatory access provision of MiFID II until July 3, 2020.

•
The adoption and implementation of position limit rules in the U.S. and Europe could have an impact on our commodities business if comparable trading venues in foreign jurisdictions are not subject to equivalent rules. Position limits became effective in Europe beginning January 2018 under MiFID II. The FCA has published certain position limits for commodity contracts. In certain cases, the position limits are lower than on U.S. trading venues and in certain cases position limits are higher than U.S. equivalent contracts. The FCA is actively reviewing the recently issued position limits. Conversely, in December 2016, the Commodity Futures Trading Commission, or CFTC, re-proposed the position limit rules as opposed to finalizing the rule. There is potential for further divergence between MiFID II and U.S. position limit rules if the U.S. makes changes to the financial regulations while the EU continues with MiFID II implementation.

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

•
The SEC adoption of the proposed two-year Transaction Fee Pilot, which would subject stock exchange transaction fee pricing, including “maker-taker” fee-and-rebate pricing models to new temporary pricing restrictions across three test groups and require the exchanges to prepare and publicly post data, could make the NYSE less competitive with off-exchange trading venues by limiting the transaction fees charged and rebates paid by the securities exchanges.

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

Consolidated Financial Highlights
The following summarizes our results and significant changes in our consolidated financial performance for the periods presented (dollars in millions, except per share amounts, and YTD represents the six-month periods ended June 30th):

	Six Months Ended June 30,			Three Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Revenues, less transaction-based expenses	$2,471	$2,346	5%	$1,246	$1,180	6%
Operating expenses	$1,166	$1,155	1%	$591	$571	4%
Adjusted operating expenses(1)	$997	$987	1%	$503	$490	2%
Operating income	$1,305	$1,191	10%	$655	$609	7%
Adjusted operating income(1)	$1,474	$1,359	8%	$743	$690	8%
Operating margin	53%	51%	2 pts	53%	52%	1 pt
Adjusted operating margin(1)	60%	58%	2 pts	60%	58%	2 pts
Other income (expense), net	$(77)	$101	n/a	$(44)	$(42)	3%
Income tax expense	$292	$354	(17) %	$149	$140	7%
Effective tax rate	24%	27%	(3) pts	24%	25%	(1) pt
Net income attributable to ICE	$919	$922	— %	$455	$419	8%
Adjusted net income attributable to ICE(1)	$1,050	$891	18%	$525	$449	17%
Diluted earnings per share attributable to ICE common stockholders	$1.58	$1.55	2%	$0.78	$0.71	10%
Adjusted diluted earnings per share attributable to ICE common stockholders(1)	$1.80	$1.49	21%	$0.90	$0.76	18%
Cash flows from operating activities	$1,236	$1,099	13%

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

•
Revenues, less transaction-based expenses, increased $125 million and $66 million for the six months and three months ended June 30, 2018, respectively, from the comparable periods in 2017. See “- Trading and Clearing Segment” and “Data and Listings Segment” below for a discussion of the significant changes in our revenues. The increase in revenues includes $32 million and $11 million in favorable foreign exchange effects arising from the weakening U.S. dollar for the six months and three months ended June 30, 2018, respectively, from the comparable periods in 2017. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” below for additional information on the impact of currency fluctuations. Excluding the $32 million and $11 million in favorable foreign exchange effects for the six months and three months ended June 30, 2018, respectively, our revenues, less transaction-based expenses, would have been $2.4 billion and $1.2 billion for the six months and three months ended June 30, 2018, respectively, an increase of 4% and 5%, respectively, from the comparable periods in 2017.

•
Operating expenses increased $11 million and $20 million for the six months and three months ended June 30, 2018, respectively, from the comparable periods in 2017. See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses. The increase in operating expenses, from the comparable periods in 2017, includes $14 million and $5 million in unfavorable foreign exchange effects arising from the weakening U.S. dollar for the six months and three months ended June 30, 2018, respectively. Excluding the $14 million and $5 million in unfavorable foreign exchange effects, our operating expenses would have been $1.2 billion and $586 million for the six months and three months ended June 30, 2018, respectively, flat for the six months ended June 30, 2018 and an increase of 3% for the three months ended June 30, 2018, from the comparable periods in 2017.

•
In connection with the merger of Cetip, S.A., or Cetip, with BM&FBOVESPA S.A., which changed its name to B3 S.A. - Brasil, Bolsa, Balcão, or B3, on March 29, 2017, we recognized a $176 million realized investment gain in other income (expense), net for the six months ended June 30, 2017 and $9 million in foreign exchange losses and transaction expenses in other income (expense), net for the six months and three months ended June 30, 2017. See “- Consolidated Non-Operating Income (Expense)” below.

Variability in Quarterly Comparisons

The business environments in which we operate directly affect our results of operations. Our results have been and will continue to be affected by many factors, including, without limitation, market volatility and the level of trading activity in our markets, which during any period is significantly influenced by general market conditions; legislative and regulatory changes as well as fulfillment of our regulatory obligations; competition; demand for our market data services and our market share; our system reliability; our ability to offer new products; acquisition and divestiture activity and the pace of industry consolidation; broad trends in the data and finance industry; the number and financial health of companies listed on our cash markets; geopolitical events; real and perceived supply and demand imbalance; changing technology in the financial services industry; and our reputation, among other factors. Our business environment has been characterized by industry consolidation and increasing competition among global markets for trading, clearing and listings; the globalization of exchanges, customers and competitors; market participants’ rising demand for speed, data capacity and connectivity, which requires ongoing investment in technology; evolving and disparate regulation across multiple jurisdictions; and increasing focus on capital and cost efficiencies.
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
Certain segment expenses for the six months and three months ended June 30, 2017 have been reclassified to conform to our current period’s segment financial statement presentation. This reclassification increased the operating expenses for the Data and Listings segment by $33 million and $17 million for the six months and three months ended June 30, 2017, respectively, while decreasing the operating expenses for the Trading and Clearing segment by the same amount.

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

	Six Months Ended June 30,			Three Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Revenues:
Energy futures and options contracts	$485	$459	5%	$250	$231	8%
Agricultural and metals futures and options contracts	139	118	18	74	62	20
Interest rates and other financial futures and options contracts	185	172	8	94	89	7
Cash equities and equity options	827	771	7	389	390	—
OTC and other transactions	126	95	32	57	45	26
Transaction and clearing, net	1,762	1,615	9	864	817	6
Other revenues	108	94	15	55	49	12
Revenues	1,870	1,709	9	919	866	6
Transaction-based expenses	665	621	7	310	316	(2)
Revenues, less transaction-based expenses	1,205	1,088	11	609	550	11
Other operating expenses	321	299	7	164	146	12
Depreciation and amortization	102	98	4	52	51	3
Acquisition-related transaction and integration costs	2	—	n/a	2	—	n/a
Operating expenses	425	397	7	218	197	11
Operating income	$780	$691	13%	$391	$353	11%
Transaction and Clearing Revenues
Overview
Our transaction and clearing revenues are reported on a net basis, except for the NYSE transaction-based expenses discussed below, and consist of fees collected from our derivatives, fixed income, cash equities and equity options trading and derivatives clearing. In our derivatives markets, we earn transaction and clearing revenues from both counterparties to each contract that is traded and/or cleared, and in our equity and equity options markets, we receive trade execution fees as well as routing fees related to orders in our markets which are routed to other markets for execution.
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
For the six months ended June 30, 2018 and 2017, 21% and 20%, respectively, of our Trading and Clearing segment revenues, less transaction-based expenses, were billed in pounds sterling or euros and for the three months ended June 30, 2018 and 2017, 21% and 19%, respectively, were billed in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues denominated in foreign currencies changes accordingly. The weakening of the U.S. dollar compared to the pound sterling and euro resulted in an increase to our Trading and Clearing segment revenues, less transaction-based expenses, by $23 million for the six months ended June 30, 2018, from the comparable period in 2017, and by $8 million for the three months ended June 30, 2018, from the comparable period in 2017. See Item 3 “- Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” below for additional information on the impact of currency fluctuations.
Our transaction and clearing revenues are presented net of rebates. We recorded rebates of $432 million and $392 million for the six months ended June 30, 2018 and 2017, respectively, and $212 million and $198 million for the three months ended June 30, 2018 and 2017, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. The increase in the rebates is due primarily to an increase in the number of participants in the rebate programs offered on various contracts, an increase in our traded volume and an increase in the number of rebate programs.
Energy Futures and Options Contracts
We operate global crude oil and refined oil futures markets, including the ICE Brent, ICE WTI and ICE Gasoil futures and options contracts, as well as over 500 refined oil futures products that relate to our benchmark futures contracts and other key price benchmarks. The ICE Brent crude contract is relied upon by a broad range of global market participants, including oil producing nations and multinational companies, to price and hedge their crude oil production and consumption. The Brent complex, which includes ICE Brent crude futures, is a group of related benchmarks used to price an array of traded oil products, including approximately two-thirds of the world’s internationally-traded crude oil. The ICE Low Sulphur Gasoil contract is a European diesel oil contract that offers physical delivery and serves as the leading middle distillate pricing benchmark for refined oil products, particularly in Europe and Asia.
Total oil volume increased 4% and revenues increased 2% for the six months ended June 30, 2018 from the comparable period in 2017. Total oil volume increased 4% and revenues increased 5% for the three months ended June 30, 2018 from the comparable period in 2017. ICE Brent crude futures and options volume was flat for both the six months and three months ended June 30, 2018 from the comparable periods in 2017 and ICE WTI crude futures and options volume increased 8% and 9% for the six months and three months ended June 30, 2018, respectively, from the comparable periods in 2017. The increase in total oil volume and revenues was primarily driven by volatility from geopolitical risk and strong global economic performance resulting in increased demand for crude and refined oil products. Gasoil futures and options volume and revenues increased 19% and 17%, respectively, for the six months ended June 30, 2018 from the comparable period in 2017 and increased 13% and 11%, respectively, for the three months ended June 30, 2018 from the comparable period in 2017. The increase in total gasoil volume and revenues was primarily driven by increasing demand for distillates and strong economic activity in Europe and Asia.

Our global natural gas futures and options volume decreased 12% and revenues increased 10%, respectively, for the six months ended June 30, 2018 from the comparable period in 2017 and volume decreased 20% and revenues increased 12%, respectively, for the three months ended June 30, 2018 from the comparable period in 2017. Volume decreased primarily due to lower price volatility reducing the need for hedging by our commercial client base, and depressed gas prices driven by a continued surplus of natural gas in the first half of 2018 as compared to the same period in 2017. Our U.S. natural gas volume decrease was partially offset by increased volumes in European natural gas products. While volumes decreased, revenues increased primarily due to ICE NGX natural gas revenue recognized during the six months ended June 30, 2018 following our December 2017 acquisition. ICE NGX contracts have a higher rate per contract as compared to our other natural gas contracts, and the impact of foreign currency translation in our European natural gas products.
Agricultural and Metals Futures and Options Contracts
Total volume and revenues in our agricultural and metals futures and options markets increased 14% and 18% for the six months ended June 30, 2018, respectively, from the comparable period in 2017, and increased 15% and 20% for the three months ended June 30, 2018, respectively, from the comparable period in 2017. Volume in our largest agricultural contract, sugar futures and options, increased 16% and 20% for the six months and three months ended June 30, 2018, respectively, from the comparable periods in 2017, and other agricultural and metal futures and options volume increased 13% and 11% for the six months and three months ended June 30, 2018, respectively, from the comparable periods in 2017. The increases in agricultural volumes in 2018 compared to 2017 were primarily resulting from price volatility driven by shifting supply and demand dynamics.
Interest Rates and Other Financial Futures and Options Contracts
Interest rates futures and options volume and revenue increased 8% and 21%, respectively, for the six months ended June 30, 2018 from the comparable period in 2017, and increased 10% and 21%, respectively, for the three months ended June 30, 2018 from the comparable period in 2017. Interest rate futures and options volume increased during the six months and three months ended June 30, 2018 primarily due to expectations for heightened central bank activity during 2018. Interest rate futures and options revenues increased more than traded volumes, compared to the prior year period, primarily due to the impact of foreign currency translation and fewer market making rebates. Other financial futures and options volume decreased 18% and 21%, respectively, for the six months and three months ended June 30, 2018 from the comparable periods in 2017, primarily due to the 2017 termination of our exclusive license to list futures and options contracts on the Russell indexes.
Cash Equities and Equity Options
Cash equities handled volume increased 3% for the six months ended June 30, 2018 from the comparable period in 2017 primarily due to greater equities market volatility and decreased 3% for the three months ended June 30, 2018 from the comparable period in 2017 due to a higher mix of industry volumes on Tapes B and C compared to the same prior year period. Cash equities revenues, net of transaction-based expenses, were $110 million for the six months ended June 30, 2018, an increase of 6% from $103 million for the six months ended June 30, 2017 and $54 million for the three months ended June 30, 2018, an increase of 3% from $51 million for the three months ended June 30, 2017.
Equity options volume increased 48% and 35% for the six months and three months ended June 30, 2018, respectively, from the comparable periods in 2017, primarily due to greater equities market volatility during the six months and three months ended June 30, 2018 compared to the prior year periods. Equity options revenues, net of transaction-based expenses, were $52 million for the six months ended June 30, 2018, an increase of 12% from $47 million for the six months ended June 30, 2017 and $25 million for the three months ended June 30, 2018, an increase of 12% from $23 million for the three months ended June 30, 2017.
OTC and Other Transactions
CDS clearing revenues were $73 million and $56 million for the six months ended June 30, 2018 and 2017, respectively, and
$31 million and $26 million for the three months ended June 30, 2018 and 2017, respectively. The notional value of CDS cleared was $8.5 trillion and $5.6 trillion for the six months ended June 30, 2018 and 2017, respectively, and $3.8 trillion and $2.6 trillion for the three months ended June 30, 2018 and 2017, respectively. The increase in CDS clearing revenues was driven by record buyside clearing during the six months ended June 30, 2018. OTC revenues also include revenues from BondPoint, our OTC energy business, and other trade confirmation services.
Other Revenues
Other revenues primarily include interest income on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, exchange membership fees and agricultural grading and certification fees. The increase in other revenues for the six months and three months ended June 30, 2018 from the comparable periods in 2017, is primarily due to increased interest income earned on certain clearing margin deposits.
Selected Operating Data
The following charts and table present trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts and YTD represents the six month periods ended June 30th):

Volume and Rates per Contract

	Six Months Ended June 30,			Three Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Number of contracts traded:
Energy futures and options	352	355	(1)%	176	181	(3)%
Agricultural and metals futures and options	58	52	14	30	27	15
Interest rates and other financial futures and options	369	357	3	186	179	4
Total	779	764	2%	392	387	1%

Rate per contract:
Energy futures and options	$1.38	$1.29	7%	$1.43	$1.28	11%
Agricultural and metals futures and options	$2.38	$2.31	3%	$2.42	$2.32	4%
Interest rates and other financial futures and options	$0.49	$0.46	6%	$0.49	$0.47	5%
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

Open Interest

	As of June 30,
	2018	2017	Change
Open interest — in thousands of contracts:
Energy futures and options	36,350	35,886	1%
Agricultural and metals futures and options	3,690	3,359	10
Interest rates and other financial futures and options	28,828	28,144	2
Total	68,868	67,389	2%

The following charts and table present selected cash and equity options trading data (all trading volume below is presented as net daily trading volume and is single counted and YTD represents the six-month periods ended June 30th):

	Six Months Ended June 30,			Three Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Cash products (shares in millions):
NYSE listed (Tape A) issues:
Handled volume	1,151	1,144	1%	1,109	1,161	(4)%
Matched volume	1,142	1,134	1%	1,100	1,151	(4)%
Total NYSE listed consolidated volume	3,679	3,598	2%	3,518	3,614	(3)%
Share of total matched consolidated volume	31.0%	31.5%	(0.5 pts)	31.3%	31.8%	(0.6 pts)
NYSE Arca, NYSE American and regional listed (Tape B) issues:
Handled volume	332	319	4%	297	316	(6)%
Matched volume	322	310	4%	289	307	(6)%
Total NYSE Arca, NYSE American and regional listed consolidated volume	1,365	1,319	3%	1,208	1,255	(4)%
Share of total matched consolidated volume	23.6%	23.5%	0.1 pts	23.9%	24.5%	(0.5 pts)
Nasdaq listed (Tape C) issues:
Handled volume	175	148	18%	178	151	18%
Matched volume	165	138	19%	168	141	19%
Total Nasdaq listed consolidated volume	2,202	1,949	13%	2,151	2,010	7%
Share of total matched consolidated volume	7.5%	7.1%	0.4 pts	7.8%	7.0%	0.8 pts
Total cash handled volume	1,658	1,611	3%	1,584	1,628	(3)%
Total cash market share matched	22.5%	23.0%	(0.6 pts)	22.6%	23.2%	(0.6 pts)

Equity options (contracts in thousands):
NYSE equity options volume	3,304	2,229	48%	3,095	2,286	35%
Total equity options volume	18,238	14,710	24%	16,960	14,812	14%
NYSE share of total equity options	18.1%	15.2%	3.0 pts	18.3%	15.4%	2.8 pts

Revenue capture or rate per contract:
Cash products revenue capture (per 100 shares)	$0.053	$0.052	3%	$0.053	$0.051	5%
Equity options rate per contract	$0.127	$0.167	(24)%	$0.128	$0.157	(19)%
Handled volume represents the total number of shares of equity securities, ETFs, and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
Transaction-Based Expenses
Our equities and equity options markets pay fees to the SEC pursuant to Section 31 of the Securities Exchange Act of 1934, or the Exchange Act. Section 31 fees are recorded on a gross basis as a component of transaction and clearing fee revenue. These Section 31 fees are designed to recover the government’s costs of supervising and regulating the securities markets and securities professionals. We, in turn, collect activity assessment fees, which are included in transaction and clearing revenues in our consolidated statements of income, from member organizations clearing or settling trades on the equities and options exchanges and recognize these amounts when invoiced. The activity assessment fees are designed so that they are equal to the Section 31 fees that are included in transaction-based expenses in our consolidated statements of income. As a result, activity assessment fees and the corresponding Section 31 fees do not have an impact on our net income. Activity assessment fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semi-annually and recorded as an accrued liability until paid. As of June 30, 2018, the accrued liability related to the un-remitted Section 31 fees was $209 million.
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

Operating Expenses, Operating Income and Operating Margin
Our Trading and Clearing segment operating expenses increased $28 million and $21 million for the six months and three months ended June 30, 2018, respectively, from the comparable periods in 2017. See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses. Our Trading and Clearing segment operating income increased $89 million and $38 million for the six months and three months ended June 30, 2018, respectively, from the comparable periods in 2017. Trading and Clearing segment operating margins were 65% and 63% for the six months ended June 30, 2018 and 2017, respectively, and 64% for both the three months ended June 30, 2018 and 2017.
Our Trading and Clearing segment adjusted operating expenses were $386 million and $359 million for the six months ended June 30, 2018 and 2017, respectively. Our Trading and Clearing segment adjusted operating expenses were $195 million and $181 million for the three months ended June 30, 2018 and 2017, respectively. Our Trading and Clearing segment adjusted operating income was $819 million and $729 million for the six months ended June 30, 2018 and 2017, respectively. Our Trading and Clearing segment adjusted operating income was $414 million and $369 million for the three months ended June 30, 2018 and 2017, respectively. Our Trading and Clearing segment adjusted operating margins were 68% and 67% for the six months ended June 30, 2018 and 2017, respectively. Our Trading and Clearing segment adjusted operating margins were 68% and 67% for the three months ended June 30, 2018 and 2017, respectively. See “- Non-GAAP Financial Measures” below.
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

	Six Months Ended June 30,			Three Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Revenues:
Pricing and analytics	$516	$480	7%	$262	$242	8%
Exchange data	287	280	3	144	142	1
Desktops and connectivity	243	281	(14)	120	137	(12)
Data services	1,046	1,041	—	526	521	1
Listings	220	217	1	111	109	2
Revenues	1,266	1,258	1	637	630	1
Other operating expenses	537	557	(4)	269	274	(1)
Acquisition-related transaction and integration costs	25	23	5	13	9	33
Depreciation and amortization	179	178	1	91	91	1
Operating expenses	741	758	(2)	373	374	—
Operating income	$525	$500	5%	$264	$256	3%
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
For the six months ended June 30, 2018 and 2017, 8% and 10%, respectively, of our Data and Listings segment revenues were billed in pounds sterling or euros and for the three months ended June 30, 2018 and 2017, 8% and 10%, respectively, were billed in pounds sterling or euros (all relating to our data services revenues). As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues denominated in foreign currencies changes accordingly. Due to the weakening of the U.S. dollar compared to the pound sterling and euro, our Data and Listings segment revenues were $9 million higher for the six months ended June 30, 2018, from the comparable period in 2017 and $3 million higher for the three months ended June 30, 2018, from the comparable period in 2017.
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
Our exchange data revenues primarily represent subscription fees for the provision of our market data that is created from activity on our exchanges, which is driven by the products and technology we develop to deliver real-time views of markets and related information. In our derivatives markets, exchange data revenues relate to subscription fees charged for customer and license access from third party data vendors, or quote vendors, and from end users, as well as view-only data access, direct access services, terminal access, daily indices, forward curves, and end-of-day reports.

We also earn exchange data revenues relating to our cash equity and options markets, and related data services. We collect cash trading market data fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. Consortium-based data fees are determined by the securities industry plans and are charged to vendors based on their redistribution of data. Consortium-based data revenues (net of administrative costs) are distributed to participating securities markets on the basis of a formula set by the SEC under Regulation National Market System, or Regulation NMS. Last trade prices and quotes in NYSE-listed, NYSE American-listed, and NYSE Arca-listed securities are disseminated through “Tape A” and “Tape B,” which constitute the majority of our revenues from consortium-based market data revenues.
Our desktops and connectivity services comprise technology-based information platforms, feeds and connectivity solutions. These include trading applications, desktop solutions, data feeds and infrastructure to support trading, voice brokers and investment functions through our ICE Global Network. Our desktop and web-based applications deliver real-time market information, analytical and decision support tools to support trading and investment decisions. Through our consolidated feeds, clients receive market data from global exchanges, trading venues, news and data sources for exchange-traded and OTC markets. Our connectivity service, ICE Global Network, offers clients a secure, resilient, private multi-participant network that provides access to global exchanges and content service providers. Our infrastructure managed services solution also offers colocation space, direct exchange access, proximity hosting and support services that enable access to real-time exchange data, and facilitates low latency, secure electronic market access.
Our data services revenues were flat for the six months ended June 30, 2018 and increased 1% for the three months ended June 30, 2018, respectively, from the comparable periods in 2017, primarily due to the strong retention rate of existing customers, the addition of new customers, increased purchases by existing customers, our acquisitions of TMX Atrium in May 2017 and Bank of America Merrill Lynch, or BofAML’s, Global Research Division’s index business in October 2017 and the impact of foreign currency translation. These increases were offset by the divestitures of IDMS in March 2017 and Trayport in December 2017 in our desktop and connectivity business.
Annual Subscription Value (ASV)
Annual Subscription Value, or ASV, represents, at a point in time, the data services revenues subscribed for the succeeding twelve months. ASV does not include new sales, contract terminations or price changes that may occur during that twelve-month period. ASV also does not include certain data services revenue streams that are not subscription-based. Revenue from ASV businesses has historically represented approximately 90% of our data revenues. Organic ASV is adjusted for acquisitions, divestitures or discontinued businesses to provide an organic view of comparable performance on a year-over-year basis at the beginning of the quarter, and is calculated using the current spot rate. Prior period comparisons have been adjusted to use the current period spot rates for both the pound sterling and the euro. Thus, while it is an indicative forward-looking metric, it does not provide a growth forecast of the next twelve months of data services revenues.
As of June 30, 2018, ASV was $1.883 billion. Organic ASV was $1.846 billion, which increased 6.3% compared to the organic ASV as of June 30, 2017. Underpinning this growth is strength in both our pricing and analytics business and our connectivity services.
Listings Revenues
We recognize listings revenues in our securities markets from fees applicable to companies listed on our cash equities exchanges – original listing fees and annual listing fees. Original listing fees consist of two components: initial listing fees and fees related to corporate actions. Initial listing fees, subject to a minimum and maximum amount, are based on the number of shares that a company initially lists. All listings fees are billed upfront and the identified performance obligations are satisfied over time. Upon our January 1, 2018 adoption of the ASC 606 accounting framework, revenue related to the investor relations performance obligation is recognized ratably over a two-year period, with the remaining revenue recognized ratably over time as customers continue to list on our exchanges, which is generally estimated to be over a period of up to nine years for NYSE and up to five years for NYSE Arca and NYSE American.
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
Operating Expenses, Operating Income and Operating Margin
Our Data and Listings segment operating expenses decreased $17 million and $1 million for the six months and three months ended June 30, 2018, respectively, from the comparable periods in 2017. See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses. Our Data and Listings segment operating income increased $25 million and $8 million for the six months and three months ended June 30, 2018, respectively, from the comparable periods in 2017. Our Data and Listings segment operating margins were 42% and 40% for the six months ended June 30, 2018 and 2017, respectively, and 41% for both the three months ended June 30, 2018 and 2017. The operating income and operating margin increases were driven by the revenue increases discussed above.

Our Data and Listings segment adjusted operating expenses were $611 million and $628 million for the six months ended June 30, 2018 and 2017, respectively, and $308 million and $309 million for the three months ended June 30, 2018 and 2017, respectively. Our Data and Listings segment adjusted operating income was $655 million and $630 million for the six months ended June 30, 2018 and 2017, respectively, and $329 million and $321 million for the three months ended June 30, 2018 and 2017, respectively. Data and Listings segment adjusted operating margins were 52% and 50% for the six months ended June 30, 2018 and 2017, respectively, and 52% and 51% for the three months ended June 30, 2018 and 2017, respectively. See “- Non-GAAP Financial Measures” below.
Consolidated Operating Expenses
The following chart and table present our consolidated operating expenses (dollars in millions and YTD represents the six-month periods ended June 30th):

	Six Months Ended June 30,			Three Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Compensation and benefits	$481	$483	—%	$241	$236	2%
Professional services	59	64	(8)	29	32	(6)
Acquisition-related transaction and integration costs	27	23	16	15	9	56
Technology and communication	213	195	9	108	97	10
Rent and occupancy	33	35	(5)	16	17	(3)
Selling, general and administrative	72	79	(9)	39	38	3
Depreciation and amortization	281	276	2	143	142	1
Total operating expenses	$1,166	$1,155	1%	$591	$571	4%

For the six months ended June 30, 2018 and 2017, 13% and 15%, respectively, of our consolidated operating expenses were incurred in pounds sterling or euros and 13% and 14%, respectively, for the three months ended June 30, 2018 and 2017 were billed in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of operating expenses denominated in foreign currencies changes accordingly. Due to the weakening of the U.S. dollar compared to the pound sterling and euro, our consolidated operating expenses increased $14 million and $5 million, for the six months ended and the three months ended June 30, 2018, respectively, from the comparable periods in 2017. See Item 3 “- Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” below for additional information on the impact of currency fluctuations.
As of June 30, 2018, we had 4,867 employees and as of June 30, 2017, we had 5,128 employees. Our employee headcount decreased over the last year primarily due to employee departures in connection with the divestiture of Trayport in December 2017, the divestiture of NYSE Governance Services in June 2017, and continued employee terminations associated with our integration of Interactive Data. These decreases in our employee headcount were partially offset by new employees related to the acquisitions of BondPoint in January 2018, ICE NGX in December 2017, BofAML’s Global Research Division’s index business in October 2017 and TMX Atrium in May 2017. Non-cash compensation expenses recognized in our consolidated financial statements for employee stock options and restricted stock were $61 million and $68 million for the six months ended June 30, 2018 and 2017, respectively, and $32 million and $34 million for the three months ended June 30, 2018 and 2017, respectively. We incurred non-acquisition related employee severance costs of $17 million and $8 million for the six months ended June 30, 2018 and 2017, respectively, and $8 million and $5 million for the three months ended June 30, 2018 and 2017, respectively.
Our compensation and benefits expenses decreased for the six months ended June 30, 2018, from the comparable period in 2017, primarily due to the net decrease in our employee headcount and a decrease in non-cash compensation expense. Our compensation and benefits expenses increased during the three months ended June 30, 2018 from the comparable period in 2017 primarily due to non-acquisition related employee severance costs.
We incurred acquisition-related transaction and integration costs of $27 million and $23 million during the six months ended June 30, 2018, and 2017 respectively, and $15 million and $9 million during the three months ended June 30, 2018 and 2017, respectively, primarily relating to our integration of Interactive Data, Securities Evaluations and Credit Market Analysis. These integration costs are primarily related to employee termination, lease termination and professional services costs.
Technology and communication expenses increased for the six months and three months ended June 30, 2018, from the comparable periods in 2017, primarily due to increased hosting costs.
Selling, general and administrative expenses decreased for the six months ended June 30, 2018, from the comparable period in 2017, primarily due to a $10 million accrual made during the six months ended June 30, 2017 relating to SEC investigations and inquiries. See Part II, Item 1 “- Legal Proceedings” below for additional information on the accruals for these matters.
We recorded amortization expenses on the intangible assets acquired as part of our acquisitions, as well as on other intangible assets, of $142 million for both the six months ended June 30, 2018 and 2017, and $73 million and $72 million for the three months ended June 30, 2018 and 2017, respectively. We recorded depreciation expenses on our fixed assets of $139 million and $128 million for the six months ended June 30, 2018 and 2017, respectively, and $70 million and $64 million for the three months ended June 30, 2018 and 2017, respectively. Amortization expenses recorded for the six months and three months ended June 30, 2018, include a $4 million impairment loss of exchange registration intangible assets related to our closure of ICE Futures Canada and ICE Clear Canada. Amortization expenses recorded for the six months and three months ended June 30, 2017 include a net loss of $6 million on the sale of NYSE Governance Services. Amortization expense recorded on our Russell license intangible assets decreased during the six months and three months ended June 30, 2018 from the same prior year periods because they became fully amortized. This decrease in amortization expense was partially offset by amortization expense on ICE NGX, BondPoint, BofAML Indices and TMX Atrium intangible assets. The increase in depreciation expense recorded during the six months and three months ended June 30, 2018, from the comparable period in 2017 is primarily due to depreciation resulting from increased software development.

Consolidated Non-Operating Income (Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following table presents our non-operating income (expenses) (dollars in millions):

	Six Months Ended June 30,			Three Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Other income (expense):
Interest expense	$(107)	$(90)	20%	$(55)	$(45)	23%
Other income, net	30	191	(84)	11	3	360
Total other income (expense), net	$(77)	$101	n/a	$(44)	$(42)	3%
Net income attributable to non-controlling interest	$(17)	$(16)	9%	$(7)	$(8)	(10)%
Interest expense increased for the six months and three months ended June 30, 2018 from the comparable periods in 2017, primarily due to a rise in short-term interest rates impacting our Commercial Paper Program, along with interest expense related to our bond refinancing in August 2017.
We recognized equity income relating to our ownership in MERS, and The Options Clearing Corporation, or OCC, in other income, which was $14 million and $13 million for the six months ended June 30, 2018 and 2017, respectively, and $10 million and $8 million for the three months ended June 30, 2018 and 2017, respectively. We account for these investments as equity investments.
In connection with Cetip’s merger with B3 on March 29, 2017, we recognized a $176 million realized investment gain in other income for the six months ended June 30, 2017 and we recognized $9 million in foreign exchange losses and transaction expenses in other expense for the six months and three months ended June 30, 2017. We recognized dividend income received relating to our investment in Cetip in other income of $5 million for the six months ended June 30, 2017. We no longer receive any dividends from Cetip subsequent to its sale in the first quarter of 2017.
In connection with our equity investment in Euroclear, we recognized dividend income of $15 million for the six months ended June 30, 2018, which is included in other income.
In connection with our adoption of ASU 2017-07, we are recognizing the other components of net benefit cost of our defined benefit plans in the income statement outside of operating income on a full retrospective basis. The combined net periodic (expense) benefit of these plans was ($4 million) and $4 million for the six months ended June 30, 2018 and 2017, respectively, and ($2 million) and $2 million for the three months ended June 30, 2018 and 2017, respectively.
We incurred foreign currency transaction losses of $1 million for both the six months ended June 30, 2018 and 2017, and $1 million for both the three months ended June 30, 2018 and 2017. Foreign currency gains and losses are recorded in other income, net, when the settlement of foreign currency assets, liabilities and payables that occur through our foreign operations are received in non-functional currencies due to the increase or decrease in the period-end foreign currency exchange rates between periods.
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interest in our consolidated financial statements. As of June 30, 2018, non-controlling interest includes those related to the operating results of our CDS clearing subsidiaries in which non-ICE limited partners hold a 29.9% net profit sharing interest in our CDS clearing subsidiaries. During June 2017, we purchased both N.V. Nederlandse Gasunie's 21% minority ownership interest in ICE Endex and ABN AMRO Clearing Bank N.V.’s 25% minority ownership interest in ICE Clear Netherlands. Subsequent to these acquisitions, we own 100% of ICE Endex and ICE Clear Netherlands and no longer include any non-controlling interest amounts for ICE Endex and ICE Clear Netherlands in our consolidated financial statements.

Consolidated Income Tax Provision
Consolidated income tax expense was $292 million and $354 million for the six months ended June 30, 2018 and 2017, respectively, and $149 million and $140 million for the three months ended June 30, 2018 and 2017, respectively. The change in consolidated income tax expense between periods is primarily due to the tax impact of changes in our pre-tax income and the changes in our effective tax rate each period. Our effective tax rate was 24% and 27% for the six months ended June 30, 2018 and 2017, respectively, and 24% and 25% for the three months ended June 30, 2018 and 2017, respectively. The effective tax rates for the six months and three months ended June 30, 2018 as compared to the same periods in 2017 were lower primarily due to the reduced U.S. federal corporate income tax rate of 21%, enacted under the TCJA in December 2017 but effective January 1, 2018. That benefit was partially offset by additional U.S. federal and state income taxes on a portion of our foreign income due to certain international tax provisions enacted as part of the TCJA, as well as tax benefits associated with a divestiture in the comparable periods in 2017.

We recorded our income tax provision based on the TCJA and related state provisions, as enacted as of June 30, 2018. Any potential federal or state administrative and/or legislative adjustments to certain provisions in the TCJA and related state provisions have not been taken into consideration.

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

	Three Months Ended,
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Revenues:
Energy futures and options contracts	$250	$235	$227	$223	$231
Agricultural and metals futures and options contracts	74	65	49	49	62
Interest rates and other financial futures and options contracts	94	91	72	82	89
Cash equities and equity options	389	438	365	355	390
OTC and other transactions	57	69	45	49	45
Total transaction and clearing, net	864	898	758	758	817
Pricing and analytics	262	254	248	242	242
Exchange data	144	143	140	136	142
Desktops and connectivity	120	123	137	140	137
Total data services	526	520	525	518	521
Listings	111	109	104	105	109
Other revenues	55	53	54	54	49
Total Revenues	1,556	1,580	1,441	1,435	1,496
Transaction-based expenses	310	355	295	289	316
Total revenues, less transaction-based expenses	1,246	1,225	1,146	1,146	1,180
Compensation and benefits	241	240	229	234	236
Professional services	29	30	27	30	32
Acquisition-related transaction and integration costs	15	12	9	4	9
Technology and communication	108	105	103	99	97
Rent and occupancy	16	17	17	17	17
Selling, general and administrative	39	33	38	38	38
Depreciation and amortization	143	138	131	128	142
Total operating expenses	591	575	554	550	571
Operating income	655	650	592	596	609
Other income (expense), net (1)	(44)	(33)	79	(33)	(42)
Income tax expense (benefit) (2)	149	143	(568)	186	140
Net income	$462	$474	$1,239	$377	$427
Net income attributable to non-controlling interest	(7)	(10)	(6)	(6)	(8)
Net income attributable to ICE	$455	$464	$1,233	$371	$419

(1) Other income (expense), net, for the three months ended December 31, 2017 includes a $110 million gain on our sale of Trayport. Other income (expense), net, for the three months ended June 30, 2017 includes $9 million in foreign tax losses and transaction expenses in relation to Cetip's merger with B3.
(2) The decrease in the income tax expenses for the three months ended December 31, 2017 is primarily due to a $764 million deferred tax benefit associated with future U.S. income tax reductions.

Liquidity and Capital Resources
Below are charts that reflect our capital allocation. The acquisition and integration costs in the chart below includes both the cash paid for the acquisitions and the acquisition-related transaction and integration costs in each period (YTD represents the six-month periods ended June 30th):
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
Our Commercial Paper Program enables us to borrow efficiently at reasonable short-term interest rates and provides us with the flexibility to de-lever using our strong annual cash flows from operating activities whenever our leverage becomes elevated as a result of investment or acquisition activities. During the six months ended June 30, 2018, we used net proceeds of $812 million from notes issued under our Commercial Paper Program primarily to finance the acquisition of BondPoint, to purchase an additional 5.1% stake in Euroclear, and for general corporate purposes. See “- Debt” below.
See “- Recent Developments” above for a discussion of the acquisitions and investments that we made during and subsequent to the six months ended June 30, 2018. These cash acquisitions and investments were funded primarily from borrowing under our Commercial Paper Program along with cash flows from operations.
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
Consolidated cash and cash equivalents were $532 million and $535 million as of June 30, 2018 and December 31, 2017, respectively, and short-term and long-term restricted cash and cash equivalents were $1.1 billion and $1.0 billion as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, the amount of cash and cash equivalents held by our non-U.S. subsidiaries was $306 million.
In September 2017, our Board of Directors approved an aggregate of $1.2 billion for future repurchases of our common stock with no fixed expiration date that became effective on January 1, 2018. We expect funding for any stock repurchases to come from our operating cash flow or borrowings under our debt facilities or our Commercial Paper Program. During the six months ended June 30, 2018, we repurchased 10,403,246 shares of our outstanding common stock at a cost of $759 million, excluding shares withheld upon vesting of equity awards. These repurchases are held in treasury stock and were completed on the open market and under our Rule 10b5-1 trading plan. As of June 30, 2018, the remaining board authorization permits repurchases of up to $441 million of our common stock. Refer to Note 8 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report, for more information on our stock repurchase program.
Cash Flows
The following tables present the major components of net increases (decreases) in cash, cash equivalents, and restricted cash and cash equivalents (in millions):

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$1,236	$1,099
Investing activities	(818)	298
Financing activities	(301)	(1,321)
Effect of exchange rate changes	(5)	5
Net increase in cash, cash equivalents and restricted cash and cash equivalents	$112	$81
In the fourth quarter of 2017, we adopted ASU 2016-18, which requires us to show the changes in the total of cash, cash equivalents, restricted cash and cash equivalents in the statement of cash flows. As a result, we no longer present transfers between cash and cash equivalents and restricted cash and cash equivalents in the statement of cash flows. We have reclassified changes in restricted cash from cash flows provided by (used in) investing activities, to the total change in beginning and end-of-year total changes. Our statements of cash flows for the six months ended June 30, 2018 and 2017 reflect this change.
Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. The $137 million increase in net cash provided by operating activities during the six months ended June 30, 2018 as compared to the prior period in 2017 is primarily a result of the increase in our operating income and fluctuations in our working capital.
Investing Activities
Consolidated net cash used in investing activities for the six months ended June 30, 2018 and 2017 primarily relates to purchases of equity investments, net cash proceeds from our sale of Cetip, cash paid for acquisitions (net of cash received for divestitures) including our January 2018 acquisition of BondPoint for $400 million, and increases in our capital expenditures and capitalized software development costs. See “- Recent Developments” above. We received net cash proceeds from the sale of Cetip of $438 million during the six months ended June 30, 2017.
We purchased an additional 5.1% stake in Euroclear for €246 million in cash ($304 million based on a euro/U.S. dollar exchange rate at February 21, 2018). We received cash from the divestitures of IDMS and NYSE Governance Services, net of the cash paid for the NYSE National and TMX Atrium acquisitions, of $10 million for the six months ended June 30, 2017. We had capital expenditures of $33 million and $81 million for the six months ended June 30, 2018 and 2017, respectively, and we had capitalized software development expenditures of $75 million and $69 million for the six months ended June 30, 2018 and 2017, respectively. The capital expenditures primarily relate to hardware/software purchases to continue the development and expansion of our electronic platforms, data services and clearing houses and leasehold improvements associated with the renovated office spaces in Atlanta, New York and London. The software development expenditures primarily relate to the continued development and expansion of our electronic trading platforms, data services and clearing houses.

Financing Activities
Consolidated net cash used in financing activities for the six months ended June 30, 2018 primarily relates to $759 million in repurchases of common stock, $279 million in dividend payments to our stockholders, and $76 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises, partially offset by $812 million in net borrowings under our Commercial Paper Program, See “- Debt” below.
Consolidated net cash used in financing activities for the six months ended June 30, 2017 primarily relates to $469 million in net repayments under our Commercial Paper Program, $469 million in repurchases of common stock, $239 million in dividend payments to our stockholders, and $81 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises.
Debt
Our total debt, including short-term and long-term debt, consisted of the following as of June 30, 2018 and December 31, 2017 (in millions):

	As of June 30, 2018	As of December 31, 2017
Debt:
Short-term debt:
Commercial Paper	$2,045	$1,233
2018 Senior Notes (2.50% senior unsecured notes due October 15, 2018)	600	600
Total short-term debt	2,645	1,833
Long-term debt:
2020 Senior Notes (2.75% senior unsecured notes due December 1, 2020)	1,245	1,244
2022 Senior Notes (2.35% senior unsecured notes due September 15, 2022)	496	495
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	792	791
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,243	1,242
2027 Senior Notes (3.10% senior unsecured notes due September 15, 2027)	495	495
Total long-term debt	4,271	4,267
Total debt	$6,916	$6,100
Credit Facility
We have a $3.4 billion senior unsecured revolving Credit Facility with a maturity date of August 18, 2022, pursuant to a credit agreement with Wells Fargo Bank, N.A., as primary administrative agent, issuing lender and swing-line lender, Bank of America, N.A., as syndication agent, backup administrative agent and swing-line lender, and the lenders party thereto. The Credit Facility includes an option for us to propose an increase in the aggregate amount available for borrowing by up to $975 million, subject to the consent of the lenders funding the increase and certain other conditions. No amounts were outstanding under the Credit Facility as of June 30, 2018. As of June 30, 2018, of the $3.4 billion that is currently available for borrowing under the Credit Facility, $2.0 billion is required to back-stop the amount outstanding under our Commercial Paper Program and $105 million is required to support certain broker-dealer subsidiary commitments.
The amount required to back-stop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $1.3 billion available under the Credit Facility as of June 30, 2018 is available to us to use for working capital and general corporate purposes including, but not limited to, acting as a back-stop to future increases in the amounts outstanding under the Commercial Paper Program.
Commercial Paper Program
We have entered into a U.S. dollar Commercial Paper Program. Our Commercial Paper Program is currently backed by the borrowing capacity available under the Credit Facility, equal to the amount of the commercial paper that is issued and outstanding at any given point in time. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates (such as USD LIBOR). The fluctuation of these rates due to market conditions may impact our interest expense. During the six months ended June 30, 2018, we used net proceeds of $812 million from notes issued under our Commercial Paper Program primarily to finance the acquisition of BondPoint, to purchase an additional 5.1% stake in Euroclear, and for general corporate purposes.
Commercial paper notes of $2.0 billion with original maturities ranging from two to 72 days were outstanding as of June 30, 2018 under our Commercial Paper Program. As of June 30, 2018, the weighted average interest rate on the $2.0 billion outstanding under our Commercial Paper Program was 2.06% per annum, with a weighted average maturity of 18 days.

2018 Senior Notes
We have $600 million of 2.50% senior unsecured notes due in October 2018 and we currently plan to fund the redemption of these notes with the issuance of new senior term notes. However, if we are unable to issue new senior term notes or to do so on favorable terms, then we would fund the redemption of the notes under the Commercial Paper Program or with the unused amount available under the Credit Facility or cash flows from operations, or a combination of these sources.
Committed Contingent Liquidity Facilities
To provide a tool to address the liquidity needs of our clearing houses and manage the liquidation of margin and guaranty fund deposits held in the form of cash and high quality sovereign debt, ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. have entered into Committed Repurchase Agreement Facilities, or Committed Repo. Additionally, ICE Clear Credit has entered into Committed FX Facilities to support these liquidity needs. As of June 30, 2018 the following facilities were in place:

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

ICE Clear U.S.:    $250 million in Committed Repo to finance U.S. dollar deposits.

ICE NGX maintains a guaranty fund utilizing a $100 million letter of credit that has been entered into with a major Canadian chartered bank and backed by a default insurance policy underwritten by EDC, a Canadian government agency. In the event of a participant default, where a participant’s collateral becomes depleted, any remaining shortfall would be covered by a draw down on the letter of credit following which ICE NGX would pay the first $15 million in losses per its deductible and recover additional losses under the insurance policy up to $100 million. Because it is not our policy to guaranty credit facilities of our clearing houses which maintain contingent liquidity facilities secured by high quality liquid assets, during the six months ended June 30, 2018, we eliminated a $100 million guaranty that we had previously provided ICE NGX.
Future Capital Requirements
Our future capital requirements will depend on many factors, including the rate of growth across our Trading and Clearing and Data and Listings segments, strategic plans and acquisitions, available sources for financing activities, required technology and clearing initiatives, regulatory requirements, the timing and introduction of new products and enhancements to existing products, the geographic mix of our business and potential stock repurchases. We currently expect to make aggregate capital expenditures (including operational and real estate capital expenditures) and to incur capitalized software development costs ranging between $300 million and $330 million for the year ended December 31, 2018, which we believe will support the enhancement of our technology, business integration and the continued growth of our businesses.
Our Board of Directors has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be approved quarterly by the Board of Directors or the Audit Committee of the Board of Directors taking into account such factors as our evolving business model, prevailing business conditions and our financial results and capital requirements, without a predetermined annual net income payout ratio. During the second quarter of 2018, we paid a quarterly dividend of $0.24 per share of our common stock for an aggregate payout of $139 million. On August 2, 2018, we announced a $0.24 per share dividend for the third quarter of 2018 with the dividend payable on September 28, 2018 to stockholders of record as of September 13, 2018.
As of June 30, 2018, we had $6.9 billion in outstanding debt. We currently have a $3.4 billion Credit Facility. After factoring in the $2.0 billion required to backstop our Commercial Paper Program and the $105 million required to support certain broker-dealer subsidiary commitments as of June 30, 2018, $1.3 billion of our Credit Facility is currently available for general corporate purposes. Other than the facilities discussed above for our clearing houses, the Credit Facility and our Commercial Paper Program are currently the only significant agreements or arrangements that we have with third parties for liquidity and capital resources. In the event of any strategic acquisitions, mergers or investments, or if we are required to raise capital for any reason or desire to return capital to our stockholders, we may incur additional debt, issue additional equity to raise necessary funds, repurchase additional shares of our common stock or pay a dividend. However, we cannot provide assurance that such financing or transactions will be available or successful, or that the terms of such financing or transactions will be favorable to us. As described above, we have $600 million of senior notes due in October 2018 and we currently plan to fund the redemption of these notes in the near term with the issuance of new senior term notes. We also expect to raise sufficient proceeds from the new senior term notes to refinance the majority of our issuances under our Commercial Paper Program that resulted from acquisitions and investments in the last year. See "- Recent Developments," above. However, if we are unable to issue new senior term notes or to do so on favorable terms, then we would fund the redemption of the notes under the Commercial Paper Program or with the unused amount available under the Credit Facility or cash flows from operations, or a combination of these sources. See “- Debt” above.

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

	Trading and Clearing Segment		Data and Listings Segment		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017
Total revenues, less transaction-based expenses	$1,205	$1,088	$1,266	$1,258	$2,471	$2,346
Operating expenses	425	397	741	758	$1,166	$1,155
Less: Interactive Data transaction and integration costs	—	—	24	20	24	20
Less: Amortization of acquisition-related intangibles	31	28	106	104	137	132
Less: Impairment of exchange registration intangible assets on closure of ICE Futures Canada and ICE Clear Canada	4	—	—	—	4	—
Less: Impairment on divestiture of NYSE Governance Services	—	—	—	6	—	6
Less: Accruals relating to investigations and inquiries	—	10	—	—	—	10
Less: Employee severance costs related to ICE Futures Canada and ICE Clear Canada operations	4	—	—	—	4	—
Adjusted operating expenses	$386	$359	$611	$628	$997	$987
Operating income	$780	$691	$525	$500	$1,305	$1,191
Adjusted operating income	$819	$729	$655	$630	$1,474	$1,359
Operating margin	65%	63%	42%	40%	53%	51%
Adjusted operating margin	68%	67%	52%	50%	60%	58%

Net income attributable to ICE common stockholders					$919	$922
Add: Interactive Data transaction and integration costs					24	20
Add: Adjustment to reduce net gain on Trayport divestiture					1	—
Add: Amortization of acquisition-related intangibles					137	132
Add: Impairment of exchange registration intangible assets on closure of ICE Futures Canada and ICE Clear Canada					4	—
Add: Employee severance costs related to ICE Futures Canada and ICE Clear Canada operations					4	—
Add: Impairment on divestiture of NYSE Governance Services					—	6
Add: Accruals relating to investigations and inquiries					—	10
Less: Cetip investment gain					—	(176)
Add: Foreign exchange loss and transaction expenses on sale of Cetip					—	9
Less: Income tax effect for the above items					(44)	(32)
Add: Deferred tax adjustment on acquisition-related intangibles					5	—
Adjusted net income attributable to ICE common stockholders					$1,050	$891

Basic earnings per share attributable to ICE common stockholders					$1.59	$1.56
Diluted earnings per share attributable to ICE common stockholders					$1.58	$1.55

Adjusted basic earnings per share attributable to ICE common stockholders					$1.81	$1.50
Adjusted diluted earnings per share attributable to ICE common stockholders					$1.80	$1.49

	Trading and Clearing Segment		Data and Listings Segment		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017	2018	2017
Total revenues, less transaction-based expenses	$609	$550	$637	$630	$1,246	$1,180
Operating expenses	218	197	373	374	$591	$571
Less: Interactive Data transaction and integration costs	—	—	12	8	12	8
Less: Amortization of acquisition-related intangibles	15	16	53	51	68	67
Less: Impairment of exchange registration intangible assets on closure of ICE Futures Canada and ICE Clear Canada	4	—	—	—	4	—
Less: Impairment on divestiture of NYSE Governance Services	—	—	—	6	—	6
Less: Employee severance costs related to ICE Futures Canada and ICE Clear Canada operations	4	—	—	—	4	—
Adjusted operating expenses	$195	$181	$308	$309	$503	$490
Operating income	$391	$353	$264	$256	$655	$609
Adjusted operating income	$414	$369	$329	$321	$743	$690
Operating margin	64%	64%	41%	41%	53%	52%
Adjusted operating margin	68%	67%	52%	51%	60%	58%

Net income attributable to ICE common stockholders					$455	$419
Add: Interactive Data transaction and integration costs					12	8
Add: Amortization of acquisition-related intangibles					68	67
Add: Impairment of exchange registration intangible assets on closure of ICE Futures Canada and ICE Clear Canada					4	—
Add: Employee severance costs related to ICE Futures Canada and ICE Clear Canada operations					4	—
Add: Impairment on divestiture of NYSE Governance Services					—	6
Add: Foreign exchange loss and transaction expenses on sale of Cetip					—	9
Less: Income tax effect for the above items					(23)	(60)
Add: Deferred tax adjustment on acquisition-related intangibles					5	—
Adjusted net income attributable to ICE common stockholders					$525	$449

Basic earnings per share attributable to ICE common stockholders					$0.79	$0.71
Diluted earnings per share attributable to ICE common stockholders					$0.78	$0.71

Adjusted basic earnings per share attributable to ICE common stockholders					$0.91	$0.76
Adjusted diluted earnings per share attributable to ICE common stockholders					$0.90	$0.76
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
During the six months ended June 30, 2018, we include as a non-GAAP adjustment the reduction of the gain on our December 2017 sale of Trayport as it represents a non-recurring item. During the six months ended June 30, 2017, we include as non-GAAP adjustments the Cetip net realized investment gain and during the six months and three months ended June 30, 2017 the foreign exchange loss and transaction expenses on the sale of Cetip, as the sale of Cetip is not part of our core business operations. During the six months ended June 30, 2017, we include as a non-GAAP adjustment the accrual relating to investigations and inquiries as it is a nonrecurring item. During the six months and three months ended June 30, 2018, we include as non-GAAP adjustments the impairment loss on exchange registration intangible assets and employee severance costs related to the closure of ICE Futures Canada and ICE Clear Canada as they are non-recurring items. During the six months and three months ended June 30, 2017, we include as a non-GAAP adjustment the NYSE Governance Services net loss on divestiture as it is a non-recurring item. The income tax effects relating to the items above as well as deferred tax adjustments on acquisition-related intangibles are included in non-GAAP adjustments.
For additional information on these items, refer to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report and “- Recent Developments,” “- Consolidated Operating Expenses,” “- Consolidated Non-Operating Income (Expense)” and Part II, Item 1 “- Legal Proceedings.”

Contractual Obligations and Commercial Commitments
In the second quarter of 2018, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K.

Off-Balance Sheet Arrangements
As described in Note 10 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report, certain clearing house collateral is reported off-balance sheet. We do not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities.
New and Recently Adopted Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements for information on the new and recently adopted accounting pronouncements that are applicable to us.
Critical Accounting Policies and Estimates
In the second quarter of 2018, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K.

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
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term investments, short-term and long-term restricted cash and investments, and indebtedness. As of June 30, 2018 and December 31, 2017, our cash and cash equivalents, short-term investments and short-term and long-term restricted cash and cash equivalents were $1.7 billion and $1.6 billion, respectively, of which $295 million and $293 million, respectively, were denominated in pounds sterling, euros or Canadian dollars. The remaining cash and cash equivalents, short-term investments, and short-term and long-term restricted cash and cash equivalents are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical decrease in long-term interest rates to zero basis points would decrease annual pre-tax earnings by $18 million as of June 30, 2018, assuming no change in the amount or composition of our cash and cash equivalents, short-term investments, and short-term and long-term restricted cash and cash equivalents.
As of June 30, 2018, we had $6.9 billion in outstanding debt, of which $4.9 billion relates to our senior notes, which bear interest at fixed interest rates. The remaining amount outstanding of $2.0 billion relates to the Commercial Paper Program, which bears interest at fluctuating rates and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates relating to the amounts outstanding under the Commercial Paper Program as of June 30, 2018 would decrease annual pre-tax earnings by $20 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity. See Item 2 “- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt” included elsewhere in this Quarterly Report.
The interest rates on our Commercial Paper Program are currently evaluated based upon current maturities and market conditions. The weighted average interest rate on our Commercial Paper Program increased from 1.49% as of December 31, 2017 to 2.06% as of June 30, 2018, and increased from 1.16% as of June 30, 2017. The increases in the Commercial Paper Program weighted average interest rates were primarily due to the decisions by the U.S. Federal Reserve in March 2017, June 2017, December 2017 and March 2018 to increase the federal funds short-term interest rate by an aggregate 100 basis points to 1.75%. In the six months ended June 30, 2018, the broader commercial paper market also experienced a significant increase in the supply of short-term issuances which drove commercial paper interest rates higher. The effective interest rate of commercial paper issuance will continue to fluctuate based on the movement in short-term interest rates along with shifts in supply and demand within the commercial paper market.
Foreign Currency Exchange Rate Risk
As an international business, we are subject to foreign currency exchange rate risk. We may experience gains or losses from foreign currency transactions in the future given that a significant part of our assets and liabilities are recorded in pounds sterling,

Canadian dollars or euros, and a significant portion of our revenues and expenses are recorded in pounds sterling or euros. Certain assets, liabilities, revenues and expenses of foreign subsidiaries are denominated in the local functional currency of such subsidiaries. Our exposure to foreign denominated earnings for the six months and three months ended June 30, 2018 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Six Months Ended June 30, 2018		Three Months Ended June 30, 2018		Six Months Ended June 30, 2017		Three Months Ended June 30, 2017
	Pound sterling	Euro	Pound sterling	Euro	Pound sterling	Euro	Pound sterling	Euro
Average exchange rate to the U.S. dollar in the current year period	1.3762	1.2105	1.3606	1.1918	1.2595	1.0829	1.2793	1.1004
Average exchange rate to the U.S. dollar in the same period in the prior year	1.2595	1.0829	1.2793	1.1004	1.4340	1.1166	1.4339	1.1294
Average exchange rate increase (decrease)	9%	12%	6%	8%	(12)%	(3)%	(11)%	(3)%
Foreign denominated percentage of:
Revenues, less transaction-based expenses	10%	5%	9%	5%	10%	4%	11%	4%
Operating expenses	11%	2%	10%	2%	12%	3%	12%	2%
Operating income	8%	7%	9%	7%	9%	5%	10%	5%
Impact of the currency fluctuations (1) on:
Revenues, less transaction-based expenses	$20	$12	$7	$4	$(34)	$(3)	$(15)	$(1)
Operating expenses	$11	$3	$4	$1	$(19)	$(1)	$(8)	$—
Operating income	$9	$9	$3	$3	$(15)	$(2)	$(7)	$(1)
(1) Represents the impact of currency fluctuation for the six months and three months ended June 30, 2018 and June 30, 2017 compared to the same periods in the prior year.
We have a significant part of our revenues and expenses recorded in pounds sterling or euros. For both the six months and three months ended June 30, 2018, 14% of our consolidated revenues, less transaction-based expenses, were denominated in pounds sterling or euros and 13% of our consolidated expenses were denominated in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.
We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations, which are received in or paid in pounds sterling, Canadian dollars or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We incurred foreign currency transaction losses of $1 million for both the six months and three months ended June 30, 2018, and $1 million for both the six months and three months ended June 30, 2017, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. A 10% adverse change in the underlying foreign currency exchange rates as of June 30, 2018 would result in a foreign currency transaction loss of $4 million, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity.
We entered into foreign currency hedging transactions during the six months and three months ended June 30, 2018 as economic hedges to help mitigate a portion of our foreign exchange risk exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. Although we may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure, these hedging arrangements may not be effective, particularly in the event of imprecise forecasts of the levels of our non-U.S. denominated assets and liabilities.

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

	As of June 30, 2018
	Position in pounds sterling	Position in Canadian dollars		Position in euros
Assets	£832	C$	1,426	€153
of which goodwill and intangible assets represent	645	469		93
Liabilities	84	972		42
Net currency position	£748	C$	454	€111
Impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$99		$35	$13
As of June 30, 2018 and December 31, 2017, the portion of our equity attributable to accumulated other comprehensive loss from foreign currency translation was $178 million and $136 million, respectively. As of June 30, 2018, we had net exposure of pounds sterling, Canadian dollars and euros of £748 million ($988 million), C$454 million ($346 million), and €111 million ($130 million), respectively. Based on these June 30, 2018 net currency positions, a hypothetical 10% decrease of pound sterling against U.S. dollar would negatively impact our equity by $99 million, a hypothetical 10% decrease of Canadian dollar against U.S. dollar would negatively impact our equity by $35 million, and a hypothetical 10% decrease of euro against U.S. dollar would negatively impact our equity by $13 million. For the six months and three months ended June 30, 2018, currency exchange rate differences had a negative impact of $42 million and $75 million, respectively, on our consolidated equity, primarily due to the decrease in the pound sterling/U.S. dollar exchange rate to 1.3208 as of June 30, 2018 (from 1.3510 as of December 31, 2017).
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
Our clearing houses hold material amounts of clearing member cash deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. Refer to Note 10 to our consolidated financial statements, which are included elsewhere in this Quarterly Report, for more information on the clearing houses' cash deposits, which were $55.0 billion as of June 30, 2018. While we seek to achieve a reasonable rate of return which may generate interest income for our clearing members, we are primarily concerned with preservation of capital and managing the risks associated with these deposits. As the clearing houses may pass on interest revenues (minus costs) to the members, this could include negative or reduced yield due to market conditions. For a summary of the risks associated with this investment activity and how these risks are mitigated, see Part II, Item 7(A) “Quantitative and Qualitative Disclosures About Market Risk” in our 2017 Form 10-K.
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

ITEM  1(A).     RISK FACTORS

In the second quarter of 2018, there were no significant new risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” in our 2017 Form 10-K. In addition to the other information set forth in this Quarterly Report, including the information in the "- Regulation" section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the factors discussed under “Risk Factors” and the regulation discussion under “Business - Regulation” in our 2017 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our 2017 Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The table below sets forth the information with respect to purchases made by or on behalf of Intercontinental Exchange, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended June 30, 2018.

Period (2018)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)(1)
April 1 - April 30	1,359,778	$72.74	5,464,791	$801
May 1 - May 31	2,164,394	$71.38	7,629,185	$647
June 1 - June 30	2,774,061	$73.97	10,403,246	$441
Total	6,298,233	$72.81	10,403,246	$441

(1)	Refer to Note 8 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report, for details on our stock repurchase plans.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
Not applicable.

ITEM 6.        EXHIBITS

Exhibit Number		Description of Document

10.1	—
Separation Agreement between Intercontinental Exchange Holdings, Inc. and Thomas W. Farley dated May 21, 2018 (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 22, 2018, File No. 001-36198).

10.2	—
Intercontinental Exchange, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.’s Registration Statement on Form S-8, filed with the SEC on May 21, 2018, File No. 333-225065).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	—	Section 1350 Certification of Chief Executive Officer.

32.2	—	Section 1350 Certification of Chief Financial Officer.

101	—
The following materials from Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Loss and Redeemable Non-Controlling Interest (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*
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

Intercontinental Exchange, Inc. (Registrant)

Date: August 2, 2018	By:	/s/ Scott A. Hill
Scott A. Hill
Chief Financial Officer
(Principal Financial Officer)