Form 10-Q/A
period 2019-03-31
Intercontinental Exchange, Inc.
filed 2019-05-02
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of Intercontinental Exchange, Inc. for the period ended March 31, 2019 (the “Form 10-Q”) filed earlier today on May 2, 2019 for the sole purpose of correcting a clerical error. The clerical error resulted in certain headings to be missing from the Accumulated Other Comprehensive Income (Loss) table in Note 9 to the consolidated financial statements.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment. No other changes have been made to the Form 10-Q, but for the convenience of the reader, this Amendment restates in its entirety, as amended, the original Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the substantive disclosures made in the Form 10-Q.

INTERCONTINENTAL EXCHANGE, INC.
Form 10-Q/A
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

Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss):

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2018	$(227)	$2	$(90)	$(315)
Other comprehensive income (loss)	26	(1)	—	25
Income tax benefit (expense)	—	—	—	—
Net current period other comprehensive income (loss)	26	(1)	—	25
Balance, as of March 31, 2019	$(201)	$1	$(90)	$(290)

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2017	$(136)	$2	$(89)	$(223)
Other comprehensive income	34	—	—	34
Income tax benefit (expense)	(1)	—	—	(1)
Net current period other comprehensive income	33	—	—	33
Balance, as of March 31, 2018	$(103)	$2	$(89)	$(190)

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q/A, unless otherwise indicated, the terms “Intercontinental Exchange,” “ICE,” “we,” “us,” “our,” “our company” and “our business” refer to Intercontinental Exchange, Inc., together with its consolidated subsidiaries. References to "ICE Products" mean products listed on one or more of our markets. Due to rounding, figures may not sum exactly.
Forward-Looking Statements
This Quarterly Report on Form 10-Q/A, including the sections entitled “Notes to Consolidated Financial Statements,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be forward-looking statements. Any forward looking statements are based on our present beliefs and assumptions as well as the information currently available to us. Forward-looking statements may be introduced by or contain terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the antonyms of these terms or other comparable terminology. These forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance, cash flows, financial position or achievements to differ materially from those expressed or implied by these statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, cash flows, financial position or achievements. Accordingly, we caution you not to place undue reliance on any forward-looking statements we may make.
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
Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any of these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q/A. New factors may emerge and it is not possible to predict all factors that may affect our business and prospects.
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
We own a 40% interest in the OCC, which is regulated by the SEC and the CFTC. On February 13, 2019, the SEC disapproved the OCC capital plan that was established in 2015. Following the SEC disapproval, the OCC also announced they will not be providing a refund to clearing members or declaring a dividend to shareholders for the year ended December 31, 2018, which resulted in higher reported OCC 2018 net income than we had estimated. During the three months ended March 31, 2019, we recognized $27 million of equity earnings as our share of estimated OCC profits, including $19 million related to 2018 earnings. Refer to Note 3 to our consolidated financial statements, included in this Form 10-Q/A for additional details on our OCC investment.
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
Investing Activities
Consolidated net cash used in investing activities for the three months ended March 31, 2019 primarily relates to $26 million of capital expenditures, $39 million of capitalized software development expenditures, and a $44 million return of capital related to our equity method investment in the OCC. Refer to Note 3 to our consolidated financial statements, included in this Form 10-Q/A for additional details on our OCC investment.
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
Effective January 1, 2019, our Board of Directors approved an aggregate of $2.0 billion for repurchases of our common stock with no fixed expiration date. We expect this authorization to provide us with capacity for buybacks over six quarters and flexibility to act opportunistically. As of March 31, 2019, we had $1.6 billion authorized for future repurchases of our common stock. Refer to Note 9 to our consolidated financial statements, included in this Form 10-Q/A for additional details on our stock repurchase plan.
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
The following materials from Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Loss and Redeemable Non-Controlling Interest (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*
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