Form 10-K
period 2019-12-31
Intercontinental Exchange, Inc.
filed 2020-02-06
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☑   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes   ☐   No  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐   No   ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $48,031,836,007.
As of February 3, 2020, the number of shares of the registrant’s Common Stock outstanding was 553,450,116 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders is incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year to which this report relates.

Intercontinental Exchange, Inc.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2019

PART I
In this Annual Report on Form 10-K, or Annual Report, and unless otherwise indicated, the terms “Intercontinental Exchange,” “ICE,” “we,” “us,” “our,” “our company,” and “our business” refer to Intercontinental Exchange, Inc. together with its consolidated subsidiaries. References to “ICE products” mean products listed on one or more of our markets. All references to “options” or “options contracts” in the context of our futures products refer to options on futures contracts. Solely for convenience, references in this Annual Report to any trademarks, service marks and trade names owned by ICE are listed without the ®, ™ and © symbols, but we will assert, to the fullest extent under applicable law, our rights to these trademarks, service marks and trade names.
We also include references to third-party trademarks, trade names and service marks in this Annual Report. Except as otherwise expressly noted, our use or display of any such trademarks, trade names or service marks is not an endorsement or sponsorship and does not indicate any relationship between us and the parties who own such marks and names.
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
These forward-looking statements relate to future events or our future financial performance and are based on our present beliefs and assumptions, as well as the information currently available to us. They involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance, cash flows, financial position or achievements to differ materially from those expressed or implied by these statements.
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

•
the impact of the introduction of or any changes in laws, regulations, rules or government policies with respect to financial markets, climate change, increased regulatory scrutiny or enforcement actions and our ability to comply with these requirements;

•
volatility in commodity prices, equity prices and price volatility of financial benchmarks and instruments such as interest rates, credit spreads, equity indices, foreign exchange rates, and mortgage origination and refinancing trends;

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

•	the performance and reliability of our trading and clearing technologies and those of third-party service providers;

•	our ability to keep pace with technological developments and client preferences;

•	our ability to ensure that the technology we utilize is not vulnerable to cyber-attacks, hacking and other cybersecurity risks or other disruptive events;

•	our ability to identify trends and adjust our business to benefit from such trends;

•	our ability to evolve our benchmarks and indices in a manner that maintains or enhances their reliability and relevance;

•	the accuracy of our cost and other financial estimates and our belief that cash flows from operations will be sufficient to service our debt and to fund our operational and capital expenditure needs;

•	our ability to secure additional debt;

•	our ability to maintain existing market participants and data customers, and to attract new ones;

•	our ability to offer additional products and services, leverage our risk management capabilities and enhance our technology in a timely and cost-effective fashion;

•	our ability to attract and retain key talent;

•	our ability to protect our intellectual property rights and to operate our business without violating the intellectual property rights of others;

•	potential adverse results of threatened or pending litigation and regulatory actions and proceedings;

•	our ability to realize the expected benefits of our majority investment in Bakkt which could result in additional unanticipated costs and risks; and

•	our ability to detect illegal activity such as fraud, money laundering, tax evasion and ransomware scams through digital currency transactions that are easily exploited.
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

ITEM 1. BUSINESS
Introduction
We are a leading global operator of regulated exchanges, clearing houses and listings venues, and a provider of data services for commodity, financial, fixed income and equity markets. We operate regulated marketplaces for listing, trading and clearing a broad array of derivatives contracts and securities across major asset classes, including energy and agricultural commodities, metals, interest rates, equities, exchange traded funds, or ETFs, credit derivatives, digital assets, bonds and currencies, and also offer mortgage and technology services. In addition, we offer comprehensive data services to support the trading, investment, risk management and connectivity needs of customers around the world and across asset classes.
Our History
In 2000, ICE was founded with the idea of transforming the energy markets by creating a marketplace that removed barriers and drove greater transparency and access. By staying close to our customers, we have expanded into new asset classes and services, while retaining a core mission of reducing friction in markets and bringing efficiency to our customers’ workflows.
Today, we are a Fortune 500 company, providing a global community of market participants an array of execution venues, risk management tools, capital-raising capabilities and mission-critical data and analytics. With a leading-edge approach to developing technology, we provide trading infrastructure in major market centers around the world, offering customers the ability to manage risk and make informed decisions in the jurisdictions and asset classes of their choice. By leveraging our core strengths, we seek to continue to identify new ways to serve our customers and transform global markets.

ICE is formed to develop a transparent marketplace for OTC energy
ICE acquires the New York Board of Trade (NYBOT) expanding its global commodity footprint
ICE Data is launched with ICE's proprietary data and indices
Leveraging trading & clearing infrastructure, ICE expands in the financial futures space with the acquisition of NYSE Euronext; ICE also expands into cash equities & options
With ICE's fixed income pricing & reference data as a foundation, ICE acquires BofAML's Index business, the second largest fixed income index platform in the world
ICE expands its Mortgage Services offering, with acquisition of Simplifile
2000
2001
2003
2005
2007
2008
2013
2015
2017
2018
2019
ICE expands into energy futures by acquiring the International Petroleum Exchange
Leveraging NYBOT CCP knowledge & technology, ICE starts up ICE Clear Europe, the UK's first new clearing house in 100 years and today one of the largest CCPs in the world
ICE acquires interdealer CDS broker Creditex providing a foundation to build ICE Clear Credit, which today is the largest CDS Clearing House in the world
ICE enters the fixed income markets acquiring Interactive Data, a leading provider of mission critical fixed income pricing, reference data & analytics
ICE acquires fixed income execution venues BondPoint and TMC, rounding out its comprehensive fixed income offering
ICE acquires full ownership of MERSCorp and establishes ICE Mortgage Services
ICE forms Bakkt, a global regulated ecosystem for digital assets

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
Trading and Clearing Segment
We provide execution and risk management services to businesses, investors and traders across major asset classes, such as commodities, interest rates, credit default swaps, or CDS, bonds, foreign exchange, equities and mortgage-related products. We operate multiple trading venues, including 12 regulated exchanges and six clearing houses, which are strategically positioned in major market centers around the world, including the U.S., U.K., European Union, or EU, Canada and Singapore.
The Trading and Clearing segment accounted for 49% of our consolidated revenues, or $2.5 billion in 2019. Our Trading and Clearing business can experience moderate seasonal fluctuations, although such seasonal impacts have been somewhat negated in periods of high volume trading. Key asset classes include:

•
Energy Futures and Options: We are a leading marketplace for global crude and refined oil. We offer trading and clearing services across a range of global benchmark contracts, including: Brent, West Texas Intermediate, or WTI, Platts Dubai, Gasoil, Heating Oil, and hundreds of additional grades and related spread contracts. The Brent complex, which includes the ICE Brent crude oil futures contract, our largest contract by volume traded, is a group of related benchmarks used to price a range of traded oil products, including approximately two-thirds of the world’s internationally traded crude oil. The ICE Low Sulphur Gasoil futures contract is a European diesel oil contract that serves as a middle distillate pricing benchmark for refined oil products, particularly in Europe and Asia. We also operate the world’s second largest market for trading in WTI crude oil futures, as measured by the volume of contracts traded. The WTI crude futures contract is the benchmark for pricing U.S. crude oil. Together, these benchmarks form the foundation for a suite of more than 600 other related oil products such as locational spreads, product spreads and refining spreads. These are precise risk management tools that benefit from the deep liquidity in, and their relationship to, our global oil benchmarks.

Our global natural gas complex spans important trading hubs from the U.S. and Canada to Europe and Asia, underpinned by a global offering of more than 800 financially and physically-delivered natural gas contracts. We support liquidity and risk management across markets, from key delivery points in the U.S. to the U.K. National Balancing Point, or NBP, and European TTF futures contracts. In Asia, our Japan Korea Marker (JKM) Liquefied Natural Gas, or LNG, futures contract has become the leading LNG benchmark.
In our power markets, we offer a global suite of electric power contracts and are the largest venue for electronic power trading in the world. In addition, we operate the world’s leading market for emissions trading, an important component of risk management for global corporations and energy intensive industries in working to mitigate climate impacts.

•
Agricultural & Metals Futures and Options: We offer benchmark futures and options contracts on the most globally relevant commodities including: sugar, coffee, cocoa, cotton and frozen concentrated orange juice, as well as key metal contracts such as gold, silver and iron ore. Our markets provide global businesses effective price risk management tools to hedge input costs critical to the global flow of goods and services around the world.

•
Financial Futures and Options: Our global interest rate complex spans geographies, currencies and tenors, providing market participants with effective tools to manage global interest rate risk. We offer the largest marketplace to transact in U.K. and European interest rates, including Short Sterling, Gilts, Sterling Overnight Index Average, or SONIA, and Euribor. In addition, we offer one- and three-month contracts on the Secured Overnight Financing Rates, or SOFR, adding to our interest rate complex. Other Financial Futures and Options include a range of contracts on key global equity and FX benchmarks such as the MSCI® World, MSCI® Emerging Markets, MSCI® EAFE, the FTSE® 100 and the U.S. Dollar Index, or USDX.

•
Cash Equities and Equity Options: Through our five registered securities exchanges, including the New York Stock Exchange, or the NYSE, we serve a broad range of global capital markets participants, including investors, traders, market makers and global corporations. With a mission to provide a transparent, efficient and high quality trading market to our customers, we operate five cash equity exchange venues and two options markets.

•
Fixed Income and Credit: We offer electronic trade execution for CDS instruments and are the industry leader in global CDS clearing, as measured by gross notional cleared. ICE Bonds, our fixed income execution business, offers deep liquidity pools across multiple trading protocols, such as click-to-trade, auctions and request for quote, or RFQ, providing our customers a choice in how they manage fixed income risk.

Through ICE Mortgage Services, we operate the Mortgage Electronic Registration Systems, or MERS, a national electronic database that tracks changes in mortgage servicing and beneficial ownership interests in U.S. residential loans, and Simplifile, LC, or Simplifile, which serves as an electronic liaison between lenders, settlement agents and county recording offices, streamlining the local recording of residential mortgage transactions in the U.S.

•
OTC and Other Transactions: Our over-the-counter, or OTC, energy markets comprise of bilaterally-traded energy contracts. We operate our financially-settled bilateral energy markets through ICE Swap Trade, and we offer electronic trading of contracts based on physically-settled natural gas, power and refined oil contracts through ICE U.S. OTC Commodity Markets.

•
Other Revenue: Other revenues primarily include interest income on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, technology development fees, exchange membership fees and agricultural grading and certification fees.

We operate six clearing houses, each of which acts as a central counterparty that, for its clearing members, becomes the buyer to every seller and the seller to every buyer. Through this central counterparty function, our clearing houses provide financial security for each transaction, for the duration of the position, by limiting counterparty credit risk. Our clearing houses are responsible for providing clearing services to each of our futures exchanges and certain of our clearing houses clear contracts traded outside of our execution venues.

Mechanisms have been created, called guaranty funds, to provide partial protection in the event of a clearing member default. With the exception of ICE NGX Canada Inc., or ICE NGX, each of the ICE Clearing Houses requires that each clearing member make deposits into a guaranty fund maintained by the relevant ICE Clearing House. In addition, we have contributed $404 million of our own cash to the guaranty funds included in the table below, and such amounts are at risk and could be used in the event of a clearing member default. In September 2019, we also added a layer of insurance to our clearing member default protection. The default insurance has a three-year term that commenced on September 17, 2019, for the following clearing houses in the following amounts: ICE Clear Credit - $50 million; ICE Clear Europe - $75 million; and, ICE Clear US - $25 million. In addition, ICE NGX maintains a guaranty fund of $100 million funded by a letter of credit issued by a major Canadian bank, and backed by default insurance.

Our contributions to each clearing house as of December 31, 2019 are listed below and our clearing houses are referred to herein collectively as “the ICE Clearing Houses”:

Clearing House	Products Cleared	Location	Exchange where Executed	ICE's Contribution
ICE Clear Europe	Energy, agricultural, interest rates and equity index futures and options contracts and OTC CDS instruments	U.K.	ICE Futures Europe, ICE Futures U.S., ICE Endex, and third-party venues	$308 million
ICE Clear U.S.	Agricultural, metals, FX, equity index futures and options contracts and digital assets futures contracts	U.S.	ICE Futures U.S.	$128 million
ICE Clear Credit	North American, European, Asian-Pacific and Emerging Market CDS instruments	U.S.	Creditex, OTC and third-party venues	$100 million
ICE Clear Netherlands	Derivatives on equities and equity indices traded on regulated markets	The Netherlands	ICE Endex	$2 million
ICE Clear Singapore	Energy, metals and financial futures products	Singapore	ICE Futures Singapore	$1 million
ICE NGX	Physical North American natural gas, electricity and oil futures	Canada	ICE NGX	$115 million
Of our total contribution to ICE Clear U.S. above, $35 million is solely applicable to any losses associated with a default in digital asset contracts.
Data and Listings Segment
We provide a range of data and listing services for global financial and commodity markets, including pricing and reference data, exchange data, analytics, feeds, index services, desktops and connectivity solutions as well as corporate and ETF listing services on our cash equity exchanges. Revenues in our Data and Listings segment are largely subscription-based and recurring in nature and generally not impacted by seasonality. The Data and Listings segment generated revenues of $2.7 billion in 2019 and accounted for 51% of our consolidated revenues.

•
Pricing and Analytics: We provide global securities evaluations, reference data, market indices, risk analytics, derivative pricing and other information designed to address our customers’ portfolio management, trading, risk management, reporting valuation and regulatory compliance needs.

We provide fixed income valuations, including independent evaluated pricing services, on 2.8 million fixed income securities and other hard-to-value financial instruments each day. These instruments span approximately 154 countries and 65 currencies that cover a wide range of financial instruments including sovereign, corporate and municipal bonds, mortgage and asset-backed securities and leveraged loans.
Our reference data complements our evaluated pricing by offering our clients a broad range of descriptive information, covering over 33 million financial instruments across over 210 markets. Our reference data coverage increased from 13 million securities in 2018 by adding both active and inactive, or historical, securities. This data is used by clients to inform risk management, support regulatory and compliance needs, create indices and improve operational efficiency. Additionally, we completed a unified and comprehensive reference data service for exchange traded derivatives, or ETD, products traded on ICE exchanges and cleared at ICE Clearing Houses.
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
We also design and distribute many of today’s leading indices and benchmarks across fixed income, equity, commodity and currency markets. ICE Data Indices, LLC, or ICE Data Indices, which includes the ICE BofA indices, is the benchmark provider for more than $1 trillion in fund assets, and is second largest in benchmarked assets under management, or AUM, for fixed income funds. Our index calculation agent services provide clients with independent and objective operational outsourcing, including design, support, maintenance, calculation and distribution of third-party indices. Our ETF valuations service provides clients with intraday calculations of indicative net asset values, or iNAVs.
ICE Benchmark Administration, or IBA, is the regulated administrator of a range of benchmarks including the London Interbank Offered Rate, or LIBOR, the ICE Swap Rate, the London Bullion Market, or LBMA Gold and Silver Price and the ISDA Standard Initial Margin Model, or SIMM, Crowdsourcing Utility. IBA has implemented processes, governance, systems and technology that enhance the transparency and security of these benchmarks and services, which are relied upon globally.

•
Exchange Data and Feeds: We provide real-time, historical, and derived pricing data, order book and transaction information related to our trading venues, which span global commodity and financial markets. We publish a broad range of proprietary data and content from our electronic futures trading platform, as well as our cash equity and equity options venues. In addition, we receive a share of revenue from the National Market System Plan, or NMS Plan. Under the NMS Plan, the Financial Industry Markets Authority, or FINRA, and all SEC-registered securities exchanges send trades and top-of-book quotes in exchange listed securities to a central consolidator, which then distributes the data pursuant to SEC-approved requirements. Finally, through our consolidated feeds business, we offer a broad array of third-party trading venues and news feeds.

•
Desktops and Connectivity: Our Desktop and Connectivity services provide the connection to our exchanges, clearing houses and data centers. These services also facilitate the global distribution of our ICE Data Services data. Through our ICE Global Network, we offer connectivity solutions to access markets and data through highly secure, resilient and low latency network options, as well as global colocation services and Direct Market Access provides connectivity to over 150 trading venues and data from over 750 third-party sources. Our ICE Global Network wireless service offers one of the most extensive ultra-low latency network connectivity solutions among the New York, Chicago, Toronto and Tokyo metro areas. Our Desktop service offers a range of products and services to support commodity and energy traders, risk managers, financial advisors, wealth managers, retail traders, Investor Relations Officers and Chief Financial Officers. These applications deliver real-time financial market information and decision-support tools to help clients analyze financial markets and make investment decisions. Our robust instant messaging, or IM, system protects the privacy of clients’ business information while allowing collaboration with nearly 100,000 market participants in the industry through a secure channel.

•
Listings: Through our listings services, we offer corporate and ETF issuers access to the U.S. capital markets. Our listing venues allow companies to list domestic and international equity securities, corporate structured products, convertible bonds, trackers and debt securities. In 2019, the NYSE and NYSE American LLC, or NYSE American, raised the most capital, globally, for the ninth consecutive year, with approximately $112 billion raised in initial public offerings, or IPOs, and follow-on offerings from over 300 transactions. The total capital raised by NYSE-listed and

NYSE American-listed companies was 30% higher than the capital raised by the next largest exchange and more than any other exchange in the world.
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

•
Clearing Technology: A broad range of trade management and clearing services are offered through the integrated technology infrastructure that serves our clearing houses. The ICE clearing systems encompass a number of integrated systems, including post-trade position management, risk management, settlement and treasury and reporting functions. A core component of our derivatives clearing houses is the risk management of clearing firm members. Our extensive technology and rules-based risk systems provide analytical tools that allow us to determine margin, evaluate credit risk and monitor the trading activities and overall risk of the clearing members.

•
NYSE Trading Platforms and Related Technology: The NYSE electronic trading platform features an open system architecture that allows users to access our system via one of the many front-end trading applications developed by ISVs. For equity options, we offer a hybrid model of electronic and open outcry trading through NYSE American Options and NYSE Arca Options. We developed an integrated trading platform and matching engine known as NYSE Pillar and have migrated all of our cash equity securities markets to this platform. We also expect to migrate our equity options markets to this platform, which have historically operated on distinct platforms. This integrated platform is expected to improve performance and reduce the complexity of operating multiple trading systems.

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

•
Business Continuity Planning and Disaster Recovery: We maintain comprehensive business continuity and disaster recovery plans and facilities designed to enable nearly continuous availability of our markets and other services in the event of a business disruption or disaster. We maintain incident and crisis management plans that address responses to disruptive events at any of our locations worldwide.
Cybersecurity
Our business activities rely extensively on technology and software, including the systems used by our business partners, regulators and customers. In addition, our activities involve the use and retention of confidential data and information. These activities make us susceptible to cyber-attacks. We employ the following activities, processes and strategies to evaluate, manage and address these risks.

•
Strategy: We maintain a Cybersecurity Strategy, or CSS, which emphasizes consideration of the nature of our business, ongoing intelligence collection regarding cybersecurity threats, and initiatives to specifically address prominent areas of cybersecurity risk. The CSS outlines the key priorities for our cybersecurity program and the methods by which our Information Security department seeks to accomplish those goals. The CSS is ratified by the Risk Committee of our Board of Directors and when applicable, also by the corporate governance committees of our regulated subsidiaries.

•
Risk Management: Thematic threats such as sabotage, fraud, and theft of assets or customer data are used to frame our risk management activities. Asset theft often involves organized crime or financially motivated nations staging sophisticated, well-planned campaigns to steal significant cash, cryptocurrency, or equivalent assets. Our thematic threats, along with others, are evaluated by our Board of Directors as well as our Risk Committee, Chief Risk Officer and Chief Information Security Officer, or CISO. The CSS provides the framework we use for assessing risk, prioritizing testing, identifying remedial actions and validating improvements. The CSS also provides for the deployment of external and internal teams of ethical hackers that operate alongside our traditional vulnerability detection processes.

•
Information Sharing: We recognize the importance of collaboration and information sharing among private sector firms in the financial services sector, across sectors, and with global public-sector agencies, when appropriate. Our cybersecurity leaders hold positions within the Financial Services Information Sharing and Analysis Center and the Financial Systemic Analysis and Resiliency Center in the U.S., the Financial Sector Cyber Collaboration Centre in the U.K., and similar organizations across the EU and in Singapore.

•
Governance and Leadership: Our Information Security department is led by our CISO, who provides comprehensive reports to a dedicated internal governance committee at least quarterly outlining threat assessment, control performance, and ongoing enhancements. Additionally, cybersecurity matters are reported to and discussed with a cross-subsidiary leadership committee, the Risk Committee of our Board of Directors, and when applicable, subsidiary boards. Our CISO and other senior security leaders conduct periodic cybersecurity education sessions with our employees and directors. These sessions cover general cybersecurity topics as well as specific details regarding our cybersecurity program.

•
Third-Party Review: Our information security group utilizes extensive penetration testing, vulnerability scanning, ethical hacking and maturity assessment services from global leaders in these practices. The results of these reviews alongside frequent regulatory and customer examinations are assessed, with any resulting mitigation activity assigned and tracked to remediation.

•
Controls: Our identification of risks and selection of cyber-related controls is performed in the context of the critical financial infrastructure we maintain and operate. Our ongoing threat assessments are intended to identify changes in external events and in our activities, infrastructure and processes that could necessitate reprioritization of risks and controls. The nature of our business activities mandates an emphasis on sabotage and asset theft as primary threats in addition to the other typical contemporary themes of data theft. Our focus on these threats leads to an emphasis on social engineering controls, behavioral detection of insider threat, and deliberate and rehearsed recovery strategies.

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
Employees
As of December 31, 2019, we had a total of 5,989 employees with 1,691 in New York, 1,035 in Atlanta, 754 in the U.K., 533 in India, and a total of 1,976 employees across our other offices around the world. Of our total employee base, less than 1% is subject to collective bargaining agreements, and such relations are considered to be good.
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
We believe our key strengths include our:

•
Diverse and Liquid Product Offerings: Many of our futures contracts serve as global benchmarks for managing risk relating to exposure to price movements in the underlying products, including financial, energy and agricultural commodities. For example, we operate the leading market for ICE Brent crude oil futures, as measured by the volume of contracts traded in 2019. The ICE Brent Crude futures contract is the benchmark for pricing light, sweet crude oil produced and consumed outside of the U.S. It is part of the Brent complex, which forms the price reference for approximately two-thirds of the world’s internationally-traded physical oil. In addition, we operate a leading market for short-term European interest rates contracts, with our principal contracts based on implied forward rates on European Money Markets Institute Euribor rates and a short-term Sterling contract based on the ICE LIBOR rate, as well as Gilts and the SONIA contract. We also offer markets in other key commodity and financial benchmarks such as: sugar, cocoa, cotton, coffee, MSCI® World, MSCI® Emerging Markets, MSCI® EAFE, the FTSE® 100 and the USDX. In our cash equities markets, as evidenced by our leading market share, the NYSE's unique market model and technology delivers low levels of volatility and provides participants with deep liquidity.

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

•
Unique Derived Data Services: Our global data services business consists of unique information derived from our various execution venues and clearing houses, as well as analytics, valuation services, reference data, desktops, indices and connectivity solutions. Our acquisitions, including of the Bank of America Merrill Lynch, or BofAML's, indices (now named the ICE BofA indices), SuperDerivatives, Interactive Data, Standard & Poor’s Securities Evaluations, Inc., or SPSE, and Credit Market Analysis have served to expand our data services to better address the rising demand for independent, real-time information, which is being driven by regulation, market fragmentation, technology and data demands, passive investing and indexation. We believe our data services are relevant to our clients’ business operations regardless of market volatility and price levels due to the need for continuous information and analysis. ICE Data Pricing & Reference Data is an independent provider of evaluated pricing services and reference data solutions. We are a leading source to the institutional investment community for market data and analytic and financial information. We also offer our fixed income continuous evaluated pricing service, best execution service, and ICE Liquidity Indicators in the front, middle and back office, extending the reach of fixed income evaluations into intra-day applications.

•
Global Distribution: We operate multiple trading venues, including 12 regulated exchanges, as well as six clearing houses, which are strategically-positioned in major market centers around the world, including the U.S., U.K., EU, Canada and Singapore. Our ICE Global Network, which is our highly secure, resilient and low latency connectivity offering, provides connectivity to over 150 trading venues and data from over 750 third-party sources, including ICE-operated markets and data services.

•
Technology: Our proprietary systems are built using state-of-the-art technology and support the entire risk management workflow: trading and clearing technology, multi-asset class analytics, risk management tools, a robust data offering, instant messaging capabilities and flexible connectivity and delivery solutions. We employ a significant number of employees in technology-related activities, including product management, system architecture, software development, network engineering, server maintenance and continuity, cybersecurity, system and data performance, systems analysis, quality assurance, database administration and customer technical support. Speed, reliability, resilience, capacity and security are critical performance criteria for electronic trading platforms. Connectivity to our trading platform for our markets is available through our web-based front-end, as well as multiple ISVs and APIs.

Competitors
The markets in which we operate are global and highly competitive. We face competition in all aspects of our business from a number of different enterprises, both domestic and international, including traditional exchanges, electronic trading platforms, data vendors and voice brokers.
Trading and Clearing Segment

•
We face competition from multiple exchanges, electronic trading systems, third-party clearing houses, technology firms, voice brokers active in the credit derivatives markets, market data vendors and trading facilities in the U.S. and globally. Some of these exchanges are consortiums formed by banks and exchanges.

•
We face significant competition with respect to equities trading, and this competition is expected to remain intense. Our current and prospective competitors include regulated markets, dark pools and other alternative trading systems, or ATSs, market makers and other execution venues. We also face competition from large brokers and customers that may assume the role of principal and act as counterparty to orders originating from retail customers, or by matching their respective order flows through bilateral trading arrangements, including through internalization of order flow. NYSE Arca and NYSE American Options face considerable competition in the equity options markets; their principal U.S. competitors are the Cboe Global Markets and Nasdaq.

•
Our fixed income trading venues, which include ICE Credit Trade, BondPoint, TMC Bonds, LLC, or TMC Bonds, and NYSE Bonds, compete with other electronic trading venues. Our platforms also compete for volume traded bilaterally or trading activity that is not done through an electronic venue.

•
In our ICE Mortgage Services business, which includes MERS and Simplifile, we compete with other digital mortgage solution providers. We also compete for mortgage activity that does not utilize digital solutions.

Data and Listings Segment

•
ICE Data Services faces intense competition in all aspects of its business. We broadly compete with purchased third-party information and services from large global suppliers of financial market data. Our Exchange Data products compete with similar offerings by other exchange groups, and that competition for order flow among the exchange groups and other alternative trading venues constrains the pricing for our proprietary data products. Our Pricing and Analytics services compete with information obtained from informal industry relationships and sources, such as broker quotes, as well as other index and portfolio analytics providers. Our Connectivity business competes with other extranet providers.

•
Our principal competitor for corporate listings in the U.S. is Nasdaq. For ETF listings, we compete with Nasdaq and Cboe Global Markets. We also face competition for foreign issuer listings from a number of stock exchanges outside the U.S. As other liquidity venues and new entrants seek exchange status, we may face more competition for listings.

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
The record consolidated revenues we achieved in 2019 reflect our focus on the implementation and execution of our long-term growth strategy.
Expand our Data Offerings and the Markets We Serve to Address the Rising Demand for Information
With the growth of our ICE derivatives markets and NYSE equity markets, we have strengthened and enhanced our data services to meet the demand for more data solutions. Our growth has been driven by many factors, such as increased automation, regulation and demand for independent, secure, real-time information. To build on our exchange data and connectivity businesses, we have acquired multiple assets in the past several years, including Interactive Data, SPSE, which we renamed Securities Evaluations, Credit Market Analysis and BofAML’s Global Research division’s index business (now named the ICE BofA indices).
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
Maintain Leadership in our Listings Businesses
There are nearly 2,200 total companies listed on the NYSE and NYSE American. We will continue to focus on enhancing our product offerings and services to retain and attract companies of all sizes and industries to our listing venues. In 2019, demand for our listing services continued to be strong in terms of new listings and secondary offerings. A total of 89 new issuers listed on NYSE and NYSE American in 2019. In 2019, NYSE and NYSE American raised the most capital globally with approximately $112 billion raised in IPOs and follow-on offerings from over 300 transactions. The NYSE listed 58 IPOs in 2019, raising total IPO proceeds of approximately $29 billion, including the largest U.S. IPO of 2019. The NYSE has listed 24 of the 25 largest U.S. IPOs of all time. Our listed companies benefit from:

•	a high-tech/ high-touch platform that combines technology and human judgment;

•	the NYSE's proprietary hybrid trading model including access to Designated Market Makers, or DMMs, Supplemental Liquidity Providers, or SLPs, and NYSE Floor Brokers;

•	the deepest pools of liquidity; and

•	lower volatility and tighter spreads, particularly during times of heightened volatility.
NYSE Arca listed ETFs with approximately $3.4 trillion in AUM representing 77% of all U.S. listed ETFs as of December 31, 2019. We strive to maintain our leadership position by offering ETF issuers:

•	guidance through the complete listings process, including expert consultations around regulatory and legal items;

•	over a decade of experience in listing nearly 3,100 ETFs across a wide range of asset classes and investment strategies;

•	a focus on customer service from experienced ETF professionals;

•	the highest liquidity in ETFs of any exchange and some of the most narrow quoted bid / ask spreads; and

•	Lead Market Maker, or LMM, and incentive programs.
Further Develop Our Technology Infrastructure and Increase Distribution
We develop and maintain our own infrastructure, electronic trading platforms, clearing systems and data and analytics platforms to ensure scalability and the delivery of technology that meets our expanding customer base’s demands for price transparency, reliability, risk management and transaction efficiency. We intend to continue to increase ease of access and connectivity with our existing and prospective market participants. We will continue rolling out NYSE Pillar, our new integrated trading platform and matching engine, to our equity options markets to improve performance and reduce the complexity of operating multiple trading systems. We operate systems that support trading, clearing and data and analytics across five data centers. We also offer connectivity solutions to global exchanges and content service providers through dedicated data circuits. Finally, we operate our ICE Global Network, which provides connectivity to over 150 trading venues and data from over 750 third-party sources, including ICE-operated markets and data services.
Strengthen Competitive Position Through Select Acquisitions and Strategic Relationships
We were an early consolidator in global markets and we intend to continue to explore and pursue acquisitions and other strategic opportunities to strengthen our competitive position globally, broaden our product offerings and services and support the growth of our company while enhancing stockholder value as measured by return on invested capital, earnings and cash flow growth. We may enter into business combinations, make acquisitions or enter into strategic partnerships, joint ventures or other alliances, any of which may be material. In addition to growing our business, we may enter into these transactions for a variety of additional reasons, including leveraging our existing strengths to enter new markets or related industries, expanding our products and services, diversifying our business, addressing underserved markets, advancing our technology and anticipating or responding to regulatory or other potential changes in our industry or other industries. For example, in June 2019, we acquired Simplifile to expand our ICE Mortgage Services portfolio. Simplifile offers an array of mortgage services, primarily serving as an electronic liaison between lenders, settlement agents and county recording offices, streamlining the local recording of residential mortgage transactions.

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

No single customer accounted for more than 10% of total consolidated revenues during 2019, 2018 or 2017.
Information About Our Executive Officers
Information relating to our executive officers is included under “Information About Our Executive Officers” in Part III, Item 10, “Directors, Executive Officers and Corporate Governance” of this Annual Report.
Regulation
Our activities and the markets in which we operate are subject to regulations that impact us as well as our customers, and, in turn, meaningfully influence our activities, the manner in which we operate and our strategy. We are primarily subject to the jurisdiction of regulatory agencies in the U.S., U.K., EU, Canada, Singapore and Abu Dhabi. Failure to satisfy regulatory requirements can or may give rise to sanctions by the applicable regulator. See the discussion below and Item 1(A) "-Risk Factors" in this Annual Report for additional descriptions of regulatory and legislative risks and uncertainties.
Regulation of our Derivatives Business
Our regulated derivatives markets and clearing houses are based primarily in the U.S., U.K., EU, Canada, Singapore and Abu Dhabi.

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

•
In the U.K., ICE Futures Europe is a Recognized Investment Exchange, or RIE, in accordance with the Financial Services and Markets Act 2000. Like U.S. regulated derivatives markets, RIEs are SROs with surveillance and compliance responsibilities.

•
In the EU, ICE Endex is a regulated market in the Netherlands and its derivative markets are licensed under the Dutch Financial Services Act and supervised by the Dutch National Bank, or DNB, and the Netherlands Authority for the Financial Markets, or AFM.

•	In Singapore, ICE Futures Singapore is an approved exchange and is supervised by the Monetary Authority of Singapore, or MAS.

•	In Abu Dhabi, ICE Futures Abu Dhabi is an RIE and regulated by the Financial Services Regulatory Authority, or FSRA. ICE Futures Abu Dhabi is expected to launch following regulatory approval.

•
In Canada, ICE NGX is recognized as an exchange and clearing house by the Alberta Securities Commission and is also registered by the CFTC as a Foreign Board of Trade and as a Derivatives Clearing Organization, or DCO.

•
ICE Clear Credit and ICE Clear U.S. are regulated by the CFTC as DCOs. DCOs are subject to extensive regulation by the CFTC under the CEA. The Financial Stability Oversight Council, or FSOC, has designated ICE Clear Credit as a systemically important financial market utility under Title VIII of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act. As such, ICE Clear Credit has access to the Federal Reserve System and holds deposits of $19.5 billion of its U.S. dollar cash in its cash accounts at the Federal Reserve as of December 31, 2019.

•
ICE Clear Europe, which is primarily regulated in the U.K. by the Bank of England, or BOE, as a Recognized Clearing House, is also subject to regulation by the CFTC as a DCO. Both ICE Clear Credit and ICE Clear Europe are also regulated by the SEC as clearing agencies because they clear security-based swaps.

•	In the EU, ICE Clear Netherlands is an authorized central counterparty and is regulated by the DNB and AFM.

•	In Singapore, ICE Clear Singapore is an approved clearing house supervised by the MAS.
Regulation of our Securities Business

•
In our cash equities and options markets, NYSE, NYSE Arca, NYSE American, NYSE National and NYSE Chicago are national securities exchanges and, as such, are SROs and subject to oversight by the SEC. Accordingly, our U.S. securities exchanges are regulated by the SEC and, in turn, are the regulators of their members. As national securities exchanges, NYSE, NYSE Arca, NYSE American, NYSE National and NYSE Chicago must comply with, and enforce compliance by their members with, the Securities Exchange Act of 1934, or the Exchange Act.

•
Our U.S.-based execution-oriented fixed income markets are operated by our two SEC-registered broker-dealers, Creditex Securities Corporation, which operates two SEC registered ATSs, ICE BondPoint and ICE Credit Trade, and TMC Bonds, which operates the TMC Bonds ATS. Both Creditex Securities Corporation and TMC Bonds are subject to oversight by the SEC and are members of FINRA, and are registered with the Municipal Securities Rulemaking Board, or MSRB. FINRA and MSRB are SROs that regulate broker-dealers in the U.S. ICE Securities Execution & Clearing, LLC, a full clearing member of the National Securities Clearing Corporation, the Fixed Income Clearing Corporation and The Depository Trust Corporation, provides correspondent clearing for Creditex Securities and is subject to oversight by the SEC, FINRA and the MSRB.

•
Our U.K.-based execution-oriented fixed income market is operated by Creditex Brokerage, L.L.P., which is an operator of a multilateral trading facility, or MTF, and ICE Markets Limited, which acts as the matched principal counterparty to transactions arranged on the MTF operated by Creditex Brokerage. Both Creditex Brokerage and ICE Markets Limited are regulated by the U.K.’s Financial Conduct Authority, or FCA. Additionally, Creditex Brokerage is authorized to provide automated trading services in Hong Kong and is subject to oversight by the Hong Kong Securities and Futures Commission in connection with its offering of bonds in Hong Kong.

Regulation of our Data Business
We have a U.S. subsidiary that is registered with the SEC under the Investment Advisers Act of 1940, or the Investment Advisers Act, for its evaluated pricing services. The Investment Advisers Act imposes numerous regulatory obligations on registered investment advisers, including those relating to the management and distribution of products and services, record-keeping, compliance oversight, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. Investment advisers also are subject to certain state securities laws and regulations. ICE Data Services (Australia) Pty. Ltd. provides financial services in Australia and is licensed by the Australian Securities and Investment Commission, or

ASIC. ICE Data Desktop Solutions (Europe) Limited provides certain financial services throughout Europe and is regulated by the FCA. ICE Data Indices, LLC, or ICE Data Indices, applies the International Organization of Securities Commissions Principles for Financial Benchmarks to its indices, and as a third country (i.e. non-EU) Benchmark Administrator in Europe. ICE Data Indices has been recognized as a third country benchmark administrator under Article 32 of the EU Benchmarks Regulation, or BMR, by the FCA. ICE Benchmark Administration Limited is authorized and regulated by the FCA in connection with the regulated activity of administering a benchmark, and is authorized as a benchmark administrator under the BMR. See “Regulatory Changes” below for more information.
Regulatory Changes
Domestic and foreign policy makers continue to review their legal frameworks governing financial markets, and periodically change the laws and regulations that apply to our business and to our customers’ businesses. Our key areas of focus on these evolving efforts are:

•
Brexit timing and implications. On January 31, 2020, the U.K. officially withdrew from the EU. In connection with the U.K.'s withdrawal from the EU, the U.K. and the EU entered into a withdrawal agreement, which, amongst other things, includes a transitional period until December 31, 2020, during which EU law will continue to apply in and to the U.K.

•
Continued access by EU market participants to U.K. CCPs and exchanges. Under the terms of the withdrawal agreement, EU law will continue to apply in and to the U.K. for a transitional period until December 31, 2020. During such time, EU market participants will be able to continue clearing through U.K. central counterparties, or CCPs, such as ICE Clear Europe, and accessing U.K. trading venues, such as ICE Futures Europe. Access by EU market participants to U.K. CCPs following the end of the transitional period, will be contingent upon the terms of any trade agreement entered into by the U.K. and EU prior to the end of the transitional period and/or U.K. CCPs being recognized by ESMA. Separately, ICE Futures Europe and ICE Endex will continue to be able to permit access by EU and U.K. persons to transact on their platforms, even in the absence of any trade agreement being entered into by the U.K. and EU prior to the end of the transitional period and/or any trading venue equivalence decisions by the U.K. or ESMA. The lack of equivalence decisions for trading venues, however, may result in increased costs for certain EU and U.K. market participants which could impact trading on ICE Futures Europe and ICE Endex. The impact to our business and corresponding regulatory changes remain uncertain at this time. We are monitoring the impact to our business as a result of these discussions and are pursuing avenues to facilitate continued access for EU and U.K. customers to our services in the event that the transition period ends without any trade agreement addressing access to CCPs and trading venues being entered into.

•
The proposed revisions to the regulatory structure of non-EU clearing houses. On January 1, 2020, the European Market Infrastructure Regulation, or EMIR 2.2, became effective, which revises the EU's current regulatory and supervisory structure for EU and non-EU clearing houses. These revisions of the regulatory structure may have an impact on our non-EU clearing houses if they are determined to be systemically important or likely to become systemically important to the financial stability of the EU or one or more of its Member States. It remains uncertain what the nature and extent of the regulation's impact will be on the regulation and supervision of one or more of our non-EU clearing houses, which will depend on ESMA’s future determination of whether a non-EU clearing house is systemically important to the EU or its Member States and the extent to which ESMA will rely on such clearing house’s domestic regulator.

•
Requirement that European exchanges and CCPs offer non-discriminatory access. The non-discriminatory access provisions of the Markets in Financial Instruments Directive II, or MiFID II, would require our European exchanges and CCPs to offer access to third parties on commercially reasonable terms. In addition, MiFID II could require our European exchanges and CCPs to allow participants to trade and/or clear at other venues, which may encourage competing venues to offer lookalikes of our products. In June 2016, the EU approved a 12-month postponement of implementation and compliance with this provision of MiFID II to January 3, 2018. On January 3, 2018, ICE Futures Europe and ICE Clear Europe received a deferral from the FCA and the BOE, respectively, which delays the non-discriminatory access provision of MiFID II until July 3, 2020. In addition, on February 28, 2018, the AFM granted ICE Endex and ICE Clear Netherlands a deferral which delays the non-discriminatory access provisions for those entities until July 3, 2020.

•
Basel III capital charges. The implementation of capital charges in Basel III could have a negative impact on certain of our clearing members, in particular, the Supplemental Leverage Ratio applicable to certain financial institutions may impose capital requirements on certain of our clearing house members and their customers that may raise the costs and thus discourage financial institutions from client clearing. In June 2019, the Basel Committee on Banking Supervision revised its treatment of the leverage ratio capital requirement for derivatives that a bank centrally clears on behalf of its clients. The revised treatment will permit both cash and non-cash forms of initial margin and variation margin received from a client to offset the replacement cost and potential future exposure for client cleared derivatives only. The revision will apply to the version of the leverage ratio standard that will serve as the Pillar 1 minimum capital requirement as of January 1, 2022. In November 2019, the Federal Reserve Board, the Federal Deposit Insurance Corporation, or FDIC, and the Office of the Comptroller of the Currency finalized rule changes to the derivative exposure calculations and leverage ratio requirements. The final rule also revised the treatment of the leverage ratio capital requirement for derivatives that a bank centrally clears on behalf of its clients to permit both cash and non-cash forms of initial margin and variation margin received from a client to offset the replacement cost and potential future exposure for client cleared derivatives only. The compliance date for the revised regulation is January 1, 2022, however early adoption is permitted beginning April 1, 2020.

•
Capital requirements for investment firms acting as market makers. EU policy makers are developing a framework for prudential requirements for European investment firms. The proposed rules risk imposing disproportionate capital requirements on European investment firms acting as market makers. European investment firms may be discouraged from acting as market makers on certain markets operated by ICE Futures Europe and ICE Endex due to the increased capital requirements.

•
Position limits. The adoption and implementation of position limit rules in the U.S. and the EU could have an impact on our commodities business if comparable trading venues in foreign jurisdictions are not subject to equivalent rules. Position limits became effective in the EU beginning January 2018 under MiFID II. The FCA has published certain position limits for commodity contracts. In certain cases, the position limits are either lower or higher than the corresponding limits on U.S. equivalent contracts. In November 2019, ESMA issued a consultation paper on position limits seeking market views on proposed changes to the position limits and position management regime. Conversely, in January 2020, the CFTC proposed a rule which replaces the CFTC's prior Dodd-Frank position limit efforts. There is potential for further divergence between MiFID II and U.S. position limit rules if the U.S. makes changes to the financial regulations and the EU either does not make changes to MiFID II or makes changes inconsistent with U.S. regulations.

•
A proposed European financial transaction tax. A number of EU Member States have considered such a tax, but many details remain to be discussed and agreed, including how to assess the tax at a Member State level. Implementation of a financial transaction tax could result in a reduction in volumes and liquidity, which would have a negative impact on our European operations.

•
The EU Benchmarks Regulation, or BMR. In June 2016, the BMR entered into force and the majority of provisions applied from January 2018. Under the BMR, benchmarks provided by a third-country (i.e. non-EU) benchmark administrator may be used by EU-supervised entities provided that the European Commission, or EC, has adopted an equivalence decision or the administrator has been recognized or endorsed and the benchmarks are listed on the register established by ESMA. The BMR provides for a transition period which was extended by the EU authorities to January 1, 2022 for providers of critical benchmarks and third-country benchmark providers. In May 2019, ICE Data Indices received recognition from the FCA, and as such, benchmarks provided by ICE Data Indices and included in the ESMA register may continue to be used by supervised entities in the EU. In October 2019, the EC published a consultation reviewing the BMR and included a proposal to provide competent authorities with broader powers to require a benchmark administrator to change the methodology of a critical benchmark. Increasing the powers of a competent authority to change the underlying market or benchmark could result in increased risks to the administrator of a critical benchmark and the operator of a derivatives market referencing the benchmark. We are monitoring the impacts to our business as a result of the consultation and any resulting legislative changes.

•
Market Data Requirements. Our U.K. and EU derivatives exchanges could be impacted by changes to requirements related to the dissemination of market data. In its December 2019 report to the EC, ESMA recommended, among other things, against outright regulation of market data prices, however ESMA suggested that users could gain transparency into how market data prices are set with the help of new supervisory guidance and targeted changes to the MiFID II/Markets in Financial Instruments Regulation, or MiFIR, text. The EC is considering ESMA’s report and is expected to issue its own report on these issues in mid-2020.

In addition, in October 2019, the SEC proposed a change to Rule 608 that would eliminate the provision allowing market data fee changes proposed by NMS Plans to become immediately effective. Further, in January 2020, the SEC requested comment on a proposed order directing the exchanges and FINRA to submit a plan to create a new, single NMS Plan to replace the three existing NMS Plans that govern the dissemination of real-time, consolidated equity market data for NMS stocks. If implemented, these changes could impact NYSE’s revenues from the consolidated “SIP” feeds.

•
The SEC Transaction Fee Pilot. In December 2018, the SEC adopted a Transaction Fee Pilot. The final rule established a pilot program, for at least one-year and up to two-years, that will limit the fees charged and rebates paid by our five national securities exchanges in certain securities to be designated by the SEC. On March 28, 2019, the SEC partially stayed the Transaction Fee Pilot, pending resolution of our and two other national securities exchanges’ petitions for review of the Transaction Fee Pilot by the U.S. Court of Appeals for the District of Columbia Circuit. The only requirement that the SEC did not stay was the requirement that the exchanges collect data during a pre-pilot period, which began on July 1, 2019 and terminated on December 31, 2019.

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
Much of our approach is driven by the core values that make up our culture. In late 2018, we surveyed our employees to further assess how we, as a company, are living up to our core values, and have taken actions based on the results of the survey to further our embodiment of our core values.
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
Adverse macroeconomic conditions, including recessions, inflation, high unemployment, government shutdowns, currency fluctuations, interest rate changes, geopolitical events, climate change, international trade disputes, including the imposition of tariffs or other protectionist measures, actual or anticipated large-scale defaults or failures or slowdown of global trade could decrease consumer and corporate confidence and reduce consumer, government and corporate spending, and in turn impact our business. If our customers reduce spending, workforce, trading activity or demand for financial data as a result of challenges in the prevailing economic markets, our revenues could decline.
A substantial portion of our revenues are derived from market data fees and fees for transactions executed and cleared in our markets. Our market data-based revenues are largely subscription-based, or recurring, and are generated from a range of global financial and commodity markets, including pricing and reference data, exchange data, analytics, feeds, index services, desktops and connectivity solutions. For our transaction-based revenues, we derive a significant percentage from trading in global energy and agricultural-related futures and options contracts, as well as equity transactions and global interest rate contracts. The market data subscriptions and trading volumes in our markets could decline substantially if our market participants reduce their level of spending or trading activity for any reason, including:

•	adverse market conditions that curtail the addition of new customers or cause a decrease in purchases by our existing customers for our subscription-based products and services;

•	weakness in the macroeconomic environment that causes our customers to delay or cancel existing orders or subscriptions;

•	cost-cutting pressures across the industry or decrease in demand for our subscription-based products and services that lead to a reduction in price;

•	consolidation in our markets or the markets of our customers that results in a reduction in the number of market participants;

•	a reduction in trading demand by customers or a decision to curtail or cease hedging or speculative trading;

•	regulatory or legislative changes impacting our customers and financial markets;

•	the impact of climate change;

•	a prolonged decrease in volatility in the financial markets;

•	heightened capital requirements or mandated reductions in leverage resulting from new regulations;

•	defaults by clearing or exchange members or the inability of participants to pay out contractual obligations;

•	changes to our contract specifications that are not viewed favorably by our market participants; or

•	reduced access to, or availability of, capital required to fund trading activities.
A reduction in our overall trading volume could render our markets less attractive to market participants as a source of liquidity, which could result in further loss of trading volume and associated transaction-based revenues. A reduction in trading volumes could also result in a corresponding decrease in the demand for our market data, which would further reduce our overall revenue.
Further, NYSE’s revenue increases when more companies are seeking access to public markets, and on the NYSE specifically. A stagnation or a decline in the IPO market, or issuers choosing to list on venues other than the NYSE, could have an adverse effect on our revenues.
The uncertainty surrounding the terms of the U.K.'s exit from the EU, commonly referred to as Brexit, could adversely impact our business, results of operations and financial condition.
In 2016, a majority of voters in the U.K. approved an exit from the EU, commonly referred to as Brexit. Brexit has created political and economic uncertainty and instability in the global markets (including currency and credit markets), particularly in the U.K. and EU. In addition, political and economic uncertainty surrounding the terms of Brexit has in the past led to, and the outcome of Brexit could lead to, certain macroeconomic conditions that adversely affect our business. Adverse macroeconomic consequences such as deterioration in economic conditions, volatility in currency exchange rates, legal uncertainty, potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate and/or prohibitive laws and regulations may adversely affect both demand for our products and services and our ability to deliver our products and services into the EU. The long term effects of Brexit will depend, in part, on any agreements the U.K. makes or does not make to retain access to EU markets following a transitional period.

Following the formation of a majority Conservative government in December 2019, the U.K. withdrew from the EU on January 31, 2020. The future relationship between the U.K. and the EU remains uncertain as the U.K. and the EU work through the transition period that provides time for them to negotiate the details of their future relationship. The transition period is currently expected to end on December 31, 2020, and, if no agreement is reached, the default scenario would be a “no-deal” Brexit. In the event of a no-deal Brexit, the U.K. will leave the EU with no agreements in place beyond any temporary arrangements that have or may be put in place by the EU or individual EU Member States, and the U.K. as part of no-deal contingency efforts and those conferred by mutual membership of the World Trade Organization. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the U.K. leaving the EU with no agreements in place would have and how such withdrawal would affect us. A large portion of our operations are conducted in the U.K. As a result, a no-deal Brexit could restrict access to our services by persons located in the EU or make access more expensive, which could adversely affect our operations and profitability.

Our businesses and those of many of our clients have been and continue to be subject to increased legislation and regulatory scrutiny, and we face the risk of changes to our regulatory environment and business in the future.
We are and will continue to be subject to extensive regulation in many jurisdictions around the world, and in particular in the U.S. and the U.K. We face the risk of significant actions by regulatory and taxing authorities in all jurisdictions in which we conduct our businesses and hold investments, which may affect our business, the activity of our market participants, and our results. Among other things, as a result of regulators and tax authorities enforcing existing laws and regulations, we could be censured, fined, prohibited from pursuing certain acquisitions or engaging in some of our business activities, subjected to limitations or conditions on our business activities, including fair, reasonable and nondiscriminatory pricing restrictions, also known as FRAND, or subjected to new or substantially higher taxes or other governmental charges in connection with the conduct of our business or with respect to our employees, including settlement payments, interest payments and penalty payments. In many cases, our activities may be subject to overlapping and divergent regulation in different jurisdictions.
There is also the risk that new laws or regulations or changes in enforcement practices applicable to our businesses or those of our clients could be imposed. This could adversely affect our ability to compete effectively with other institutions that are not affected in the same way or impact our clients’ overall trading volume through our exchanges and demand for our market data and other services. The U.S. government, in particular, has indicated a goal of reforming many aspects of existing financial services regulations. Some areas identified as subject to potential change, amendment or repeal include the Dodd-Frank Act and the authorities of the Federal Reserve and FSOC, however, it is unknown at this time the effect that such passage, adoption or modification will have, positively or negatively, on our industry or on us.
There is also increasing public concern regarding data privacy and data protection and many jurisdictions have passed laws in this area, such as the European Union General Data Protection Regulation, and the California Consumer Privacy Act, and other jurisdictions are considering imposing additional restrictions. The laws and regulations related to privacy and data protection are increasing in complexity and number, change frequently and increasingly conflict among the various countries in which we operate, which has resulted in greater compliance risk and cost for us. Regulation of privacy and data protection often times require monitoring of, and changes to, our data practices in regard to the collection, use, disclosure, storage, transfer and/or security of personal and sensitive information.
These developments could impact our profitability in the affected jurisdictions, or even make it uneconomical for us to continue to conduct all or certain of our businesses in such jurisdictions, or could cause us to incur significant costs associated with changing our business practices, restructuring our businesses or moving all or certain of our businesses and our employees to other jurisdictions, including liquidating assets or raising capital in a manner that adversely increases our funding costs or otherwise adversely affects our stockholders and creditors. For example, the adoption and implementation of position limit rules in the U.S. and the EU could have an impact on our commodities business if comparable trading venues in foreign jurisdictions are not subject to equivalent rules. Position limits became effective in the EU beginning January 2018, and in certain cases the position limits are either lower or higher than the limits in U.S. equivalent contracts. These divergent regulations may cause us to move products from one jurisdiction to another as a result of business risks and competitive challenges, could significantly increase the regulatory compliance costs for our customers and could significantly impact trading activity, which could have a negative impact on our business.
U.S. and EU legal and regulatory developments in response to the global financial crisis, in particular the Dodd-Frank Act, EMIR, EMIR 2.2, MiFID II and the BMR, have significantly altered and propose to further alter the regulatory framework within which we operate and may adversely affect our competitive position and profitability. The enacted and proposed legal and regulatory changes most likely to affect our businesses are: position limit rules in the U.S. and the EU, non-discriminatory access provisions of MiFID II, interoperability and margin rules in EMIR, enhanced regulatory capital liquidity and leverage rules in Basel III and Capital Requirements Directive IV, access rules under the BMR, the non-harmonization of margin requirements, implementation of a financial transaction tax, access to our benchmarks and maintaining our exchanges’ abilities to operate as SROs with related immunity for the discharge of their regulatory functions. As the operator of global businesses, the lack of harmonization in international financial reform efforts could impact our business as our clearing houses and exchanges are subject to regulation in multiple jurisdictions.
The Dodd-Frank Act established enhanced regulatory requirements for non-bank financial institutions designated as “systemically important” by the FSOC. ICE Clear Credit has been designated as a systemically important financial market utility by the FSOC and, as a result, is subject to additional oversight by the CFTC. Compliance with these requirements has resulted in, and will continue to result in, additional operating costs.

In 2016, the SEC approved a plan to establish a market-wide consolidated audit trail, or CAT, to improve regulators’ ability to monitor trading activity. In 2018, the first phase of implementation went live and required SRO participants to begin reporting to the CAT. Due to delays in implementation and failure to implement required functionality, there is an increased risk to SROs (which include us) of regulatory action by the SEC. In addition to increased risk in connection with our regulatory obligations, implementation of the CAT could result in significant additional expenditures, which may not be reimbursed. Funding of the implementation and operation of the CAT is ultimately expected to be provided by both the SROs and broker-dealers. To date, however, funding has been provided solely by the SROs, partly in exchange for promissory notes, which increases the risk that SROs, including us, will not be reimbursed for costs expended to date. Due to delays and failures in implementation and functionality by the original plan processor, as well as recently published proposals by the SEC for an amended timeline and implementation structure, we recorded promissory note impairment charges of $16 million in 2019. We believe the risk that SROs are not reimbursed has increased, resulting in this impairment. Until the SEC approves a funding model that shares the cost of the CAT between the SROs and broker-dealers, the SROs may continue to incur additional costs, which may become significant and may not be reimbursed. As of December 31, 2019, we have accrued approximately $7 million as a receivable in connection with our portion of expenses related to the CAT implementation.

We are subject to tax laws, regulations, rulings and audits in multiple U.S. and non-U.S. jurisdictions that could have a significant impact on our business and lead to additional expenditures for us or our customers. For example, there have been discussions in various jurisdictions around financial transaction or digital service tax frameworks. Implementation of any new or amended taxes or regulations could impact our global operations or trading volumes.
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
Our ability to comply with existing rules, regulations and laws and changing rules, regulations and laws largely depends on our establishment and maintenance of compliance, audit and reporting systems that can quickly adapt and respond, as well as our ability to attract and retain qualified compliance and other risk management personnel. Regulators periodically review our ability to self-regulate and our compliance with a variety of laws and regulations including self-regulatory standards. In particular, certain of our businesses associated with the NYSE Group are subject to public notice procedures prior to making changes in operations, policies and procedures. If we fail to comply with any of these obligations, regulators could take a variety of actions that could impair our ability to conduct our business.
Our acquisitions expose us to new regulatory requirements. For example, as a result of our acquisition of Interactive Data, we operate an SEC-registered investment adviser. Investment advisers are subject to significant regulatory obligations under the Investment Advisers Act. Prior to this acquisition, none of our businesses were registered under the Investment Advisers Act. Compliance with the Investment Advisers Act and other regulatory requirements gives rise to costs and expenses that may be material. In addition, our acquisition of the BondPoint ATS in January 2018 and our acquisition of TMC Bonds in July 2018 exposes us to increased exposure to regulatory scrutiny from the SEC, FINRA and MSRB.
Our regulators have broad enforcement powers to censure, fine, issue cease-and-desist orders, embargo future business activity or prohibit us from engaging in some of our businesses. We have settled certain regulatory actions in the past, including NYSE's settlement with the SEC in March 2018 in which we agreed to pay a $14 million civil monetary penalty. We continue to face the risk of significant intervention by regulatory authorities, including extensive examination and surveillance activity of our business. Any such matters may result in material adverse consequences to our financial condition, operating results or ability to conduct our business, including adverse judgments, settlements, fines, penalties, injunctions, restrictions on our business activities or other relief. Our involvement in any such matters, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government or regulatory agencies may result in additional litigation, investigations or proceedings as other litigants and government or regulatory agencies begin independent reviews of the same businesses or activities. Finally, the implementation of new legislation or regulations, or changes in or unfavorable interpretations of existing regulations by courts or regulatory bodies, could require us to incur significant compliance costs and impede our ability to remain competitive and grow our business.

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
Factors that are particularly likely to affect price and interest rate levels and volatility, and thus trading volumes, include:

•	global economic, political and market conditions;

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

•
political developments impacting international trade, including continued uncertainty surrounding Brexit, trade disputes and increased tariffs, particularly between the U.S. and China, and imposition of protectionist measures;

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
High-profile system failures in the derivatives and securities trading industry have in the past, and could in the future, negatively impact our business and result in a loss of confidence in our technology and our markets, regulatory investigations, fines and penalties and business activity slowdown or interruptions. Further, regulators have imposed requirements for trading platforms that have been costly for us to implement and could result in a decrease in demand for some of our services. In particular, the SEC’s Regulation Systems Compliance and Integrity, or Regulation SCI, and the CFTC’s system safeguards regulations subject portions of our securities and derivatives trading platforms and other technological systems related to our clearing houses, trade repositories and the U.S. SEF to more extensive regulation and oversight. Ensuring our compliance with the requirements of Regulation SCI and the CFTC’s system safeguards regulations requires significant implementation costs as well as increased ongoing administrative expenses and burdens. In addition, any expansion of the ICE systems that are determined to be in scope for Regulation SCI could result in significant additional expenditures.
Our systems and those of our third-party service providers may be vulnerable to cyber-attacks, hacking and other cybersecurity risks, especially in light of our role in the global financial marketplace, which could result in wrongful manipulation, disclosure, destruction, or use of our information or that of a third party, or which could make our participants unable or reluctant to use our electronic platforms.
The secure transmission of confidential information and the ability to reliably transact on our electronic platforms and provide financial data services are critical elements of our operations. Some of our products and services involve the storage and transmission of proprietary information and sensitive or confidential client and other data, including client portfolio information. If anyone gains improper access to our electronic platforms, networks or databases, they may be able to steal, publish, delete or modify our confidential information or that of a third party. Breaches of our cybersecurity measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our clients or our customers, including the potential loss or disclosure of such information or data could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation, regulatory action and potential liability for us, damage our brand and reputation or otherwise harm our business. Our networks and those of our participants, third-party service providers and external market infrastructures may be vulnerable to compromise, unauthorized access, security technology failure, computer viruses, social engineering, denial of service attacks, terrorism, ransomware attacks, firewall or encryption failures or other security problems resulting in loss of data integrity, information disclosure, unavailability or fraud. The financial services industry has been targeted for purposes of political protest, activism and financial gain and our role in the global marketplace places us at greater risk than other public companies for cyber-attack and other information security threats. Further, former employees of companies in the financial sector have misappropriated trade secrets or stolen source code in the past, and we could be a target for such illegal acts in the future. There also may be system or network disruptions if new or upgraded systems are defective or not tested and installed properly.
Although we have not been subject to cyber-attacks or other cyber incidents that have had a material impact on our operations or financial condition, we have from time to time experienced cybersecurity events including distributed denial of service attacks, malware infections, phishing, web attacks and other information technology incidents that are typical for a financial services company of our size. For example, we experienced a coordinated set of sophisticated Distributed Denial of Service, or DDoS, attacks in 2019 that activated our detection and response measures, which mitigated the impact. In response to these threats, we also engaged our threat intelligence and risk assessment functions to perform root-cause analysis and continue to refine controls. While we operate an Information Security program that is designed to prevent, detect, track and mitigate cyber incidents and that has detected and mitigated such incidents in the past, we cannot assure you that these measures will be sufficient to protect our business against future attacks, losses or reduced trading volume in our markets. Any such attacks could result in reputational damage, cause system failures or delays that could cause us to lose customers, cause us to experience lower current and future trading volumes or incur significant liabilities or have a negative impact on our competitive position. In addition, given the increasing complexity and sophistication of the techniques used to obtain unauthorized access or disable or degrade systems, a cyber-attack could occur and persist for an extended period of time before being detected, and we may not anticipate these acts or respond adequately or timely. The extent of a particular cyber incident and the steps that we may need to take to investigate the incident may not be immediately clear, and it may take a significant amount of time before such investigation can be completed and full and reliable information about the incident is known. While such an investigation is ongoing, we may not necessarily know the extent of the harm or how best to remediate it, which may compound damages before the incident is discovered or remediated. Additionally, as threats continue to evolve and increase, and as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, we may be required to devote significant additional resources to modify and enhance our security controls and to identify and remediate any security vulnerabilities, which could adversely impact our net income.
Further, cybersecurity threats to, and incidents involving, vendors and other third-parties who support our activities - particularly those with less-sophisticated defenses - could impact us. During 2019, we became aware of three separate vendors who were materially impacted by significant ransomware attacks. Although we were able to shift reliance away from each of these vendors quickly, these incidents demonstrate the potential for cybersecurity incidents of third parties to have a material impact despite the efforts we make to minimize concentration risk and ensure the cyber resiliency of our vendors.
Owning clearing houses exposes us to risks, including risks related to defaults by clearing members, risks related to investing margin and guaranty funds and the cost of operating the clearing houses.
There are risks inherent in operating clearing houses, including exposure to the market and counterparty risk of clearing members, market liquidity risks, defaults by clearing members and risks associated with custody and investing margin or guaranty fund assets provided by clearing members to our clearing houses, which could subject our business to substantial losses. For example, clearing members have transferred an aggregate amount of cash in ICE Clear Europe relating to margin and guaranty funds of $32.5 billion as of December 31, 2019 and a total of $65.0 billion for all of our clearing houses as of December 31, 2019. The ICE Clearing Houses may use third-party investment advisors for investment of cash assets, subject to the guidelines provided by each clearing house, and may add or change the investment managers from time to time. To the extent available, ICE Clear Credit holds the U.S. dollar cash and U.S. Treasuries that clearing members transfer to satisfy their original margin and guaranty fund requirements at its account at the Federal Reserve. With respect to other clearing member cash posted, ICE Clear Credit currently self-manages and uses external investment managers to invest such cash margin and guaranty fund deposits.
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
Although our clearing houses have policies and procedures to help ensure that clearing members can satisfy their obligations, such policies and procedures may not succeed in preventing losses after a member's or counterparty’s default. In addition, although we believe that we have carefully analyzed the process for setting margins and our financial safeguards, it is a complex process and there is no guarantee that our procedures will adequately protect us from the risks of clearing these products. We cannot assure you that these measures and safeguards will be sufficient to protect us from a default or that we will not be materially and adversely affected in the event of a significant default. We have contributed our own capital to the front of the guaranty fund of the clearing houses that could be used in the event of a default. Furthermore, in September 2019, we added a layer of insurance to our clearing member default protection. The default insurance layer resides after and in addition to the ICE Clear Credit, ICE Clear Europe, and ICE Clear U.S. Skin In The Game contributions and before the guaranty fund contributions of the non-defaulting clearing members. The default insurance has a three-year term, subject to renewal. Notwithstanding these actions, the default of any one of the clearing members could subject our business to substantial losses and cause our customers to lose confidence in the guaranty of our clearing houses.
A decline in the value of securities held as margin or guaranty fund contributions by our clearing houses or default by a sovereign government issuer could pose additional risks of default by clearing members.
Our clearing houses hold a substantial amount of assets as margin or guaranty fund contributions, which comprise U.S. and other sovereign treasury securities. As of December 31, 2019, our clearing houses held $58.2 billion of non-cash margin or guaranty fund contributions in U.S. and other sovereign treasury securities: $44.5 billion of this amount was comprised of U.S. Treasury securities, $2.4 billion of French Treasury securities, $1.6 billion of German Treasury securities, $1.4 billion of U.K. Treasury securities and $8.3 billion of other European, Japanese and Tri-Party Treasury securities. Sovereign treasury securities have historically been viewed as one of the safest and most liquid securities for clearing houses to hold due to the perceived credit worthiness of major governments. However, the markets for such securities have experienced significant volatility during the past decade due to on-going financial challenges in some of the major European countries and the U.S. government’s negotiations regarding taxation, spending cuts and raising the debt ceiling, which is the maximum amount of debt that the U.S. government can legally incur. In addition, if there is a collapse in a specific currency relied upon by our clearing houses, our clearing houses would face significant expenses in changing their systems and such an event could cause a credit contraction and major swings in asset prices and exchange rates. To mitigate this risk, our clearing houses currently apply a discount or “haircut” to the market values for all sovereign securities held as margin or guaranty fund contributions; however, market conditions could change more quickly than we adjust the amount of the haircuts and the haircuts could be insufficient in the event of a sudden market event.
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
Further, our clearing houses invest large sums through reverse repo transactions in connection with their clearing operations and hold sovereign securities as security in connection with such investment transactions. In the event that a reverse repo counterparty defaults, the value of the sovereign securities we hold as collateral might not be sufficient to cover our losses. Our clearing houses may also make demand deposits with banks that are secured only to the value of FDIC insurance or other national deposit guarantee schemes, which is small, and therefore, the deposits may in significant part be lost in the event one of these banks becomes insolvent.
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
Our exchanges are operated as for-profit businesses but have certain regulatory responsibilities that must be fulfilled. Specifically, our exchanges are responsible for enforcing listed company compliance with applicable listing standards, overseeing regulatory policy determinations, rule interpretation and regulation-related rule development and conducting trading reviews. Any failure by one of our exchanges with self-regulatory responsibility to comply with, and enforce compliance by their members with, exchange rules and securities laws could significantly harm our reputation, prompt regulatory scrutiny, result in the payment of fines or penalties and adversely affect our business, financial condition and operating results.
We must allocate significant resources to fulfill our self-regulatory responsibilities. The for-profit exchanges’ goal of maximizing stockholder value might contradict the exchanges’ self-regulatory responsibilities. In addition, the listing of our common stock on the NYSE could potentially create a conflict between the exchange’s regulatory responsibilities to vigorously oversee the listing and trading of securities, on the one hand, and our commercial and economic interest, on the other hand. While we have structural protections to minimize these potential conflicts, we cannot be sure that such measures will be successful.
Further, changes in the rules and operations of our securities markets must be reviewed and approved by the SEC. Approval of such changes by the SEC cannot be guaranteed, and the SEC could delay either the approval process or the initiation of the public comment process. Any denial or delay in approving changes could have an adverse effect on our business, financial condition and operating results.
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

•	exchanges offering listing and trading of cash equities, ETFs, closed-end funds and other structured products similar to those offered by us;

•	market data and information vendors;

•	providers of digital solutions, including providers of mortgage services;

•	interdealer brokers active in the global credit derivatives markets;

•	existing and newly formed electronic trading platforms, service providers and other exchanges;

•	other clearing houses; and

•
consortiums of our customers, members or market participants that may work together to achieve more favorable terms or pool their trading activity to establish new exchanges, trading platforms or clearing facilities.

Trends towards the globalization of capital markets have resulted in greater mobility of capital, greater international participation in markets and increased competition among markets in different geographical areas. Competition in the market for derivatives trading and clearing and in the market for cash equity listings, trading and execution have intensified as a result of consolidation, as the markets become more global in connection with the increase in electronic trading platforms and the desire by existing exchanges to diversify their product offerings. Finally, many of our competitors are our largest customers or are owned by our customers and may prioritize their internalization and ATS businesses ahead of their exchange-based market making business. Some of our competitors may have greater capital and resources, offer a wide range of products and services or operate under less stringent regulatory regimes than we do.
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
Regulatory developments or court rulings could reduce the amount of revenue that we obtain from market data and connectivity fees. With respect to our U.S. equities and equity options exchanges, our ability to assess fees for market data products and certain connectivity fees are subject to review by the SEC. There continues to be opposing industry viewpoints and litigation as to the extent that our U.S. equities and equity options exchanges should be able to charge for market data and market access, and the manner in which we set such exchange fees could be reassessed. In October 2018, the SEC issued an order setting aside certain market data fees imposed by NYSE Arca, Inc. and Nasdaq Stock Market LLC that were challenged by the Securities Industry and Financial Markets Association, or SIFMA, finding that the exchanges had not met their statutory obligation to demonstrate that the fees were consistent with the Exchange Act (i.e., that these fees are fair and reasonable and not unreasonably discriminatory). Simultaneously the SEC remanded over 400 market data fee and other filings back to the exchanges and the national market system plans for consideration under the standards set out in the SIFMA order and an earlier order issued by the SEC relating to a separate litigation matter.
If new constraints are placed on our ability to charge for market data or market access, it could have a negative impact on our revenues. We cannot predict whether, or in what form, any regulatory or other changes will take effect or their impact on our business. A determination by the SEC or a court, for example, that the SEC must link market data fees to marginal costs, take a more active role in the market data rate-setting process, or reduce the current levels of market data fees, could have an adverse effect on our market data revenues.
Separately, our European exchanges are currently authorized to sell trade information on a non-discriminatory basis at a reasonable cost. This regulatory position could be modified or interpreted by the EC or future European court decisions in a manner that could have an adverse effect on our European market data revenues.
Failure to administer and evolve our benchmarks and indices in a manner that maintains the reliability and relevance of the benchmark or index, damage to our reputation related to the administration of benchmarks and indices, including LIBOR, and the potential replacement of, and transition from, benchmarks and indices, including LIBOR, could adversely affect our business.
Certain of our subsidiaries produce and license multiple global benchmarks and indices across asset classes, and a significant portion of our trading and clearing volume references these benchmarks and indices. To ensure continued trading and clearing in these benchmark-related products, and the continued licensing and use of these benchmarks and indices, our subsidiaries must be able to demonstrate that these benchmarks and indices are administered with integrity and are not readily subject to manipulation and must also continue to evolve these benchmarks and indices as necessary to maintain their reliability and relevance. As an example, our subsidiary, IBA, is the administrator of various global benchmarks, including LIBOR. IBA assumed the administration of LIBOR following various cases of attempted manipulation and misconduct related to the LIBOR benchmark that emerged following the financial crisis. Any failures, negative publicity or lawsuits related to our subsidiaries' administration of benchmarks and indices, including LIBOR, could result in a loss of confidence in the administration of these benchmarks and indices and could harm our business and our reputation. In 2019, ICE and certain affiliates were named as defendants in three virtually identical proposed class action lawsuits regarding the administration of LIBOR that allege that ICE and certain affiliates, along with 18 multinational banks, engaged in a conspiracy to set the U.S. Dollar LIBOR benchmark at artificially low levels. ICE and its affiliates intend to vigorously defend this action.
The replacement of, or transition from, our subsidiaries' benchmarks and indices, including LIBOR, or any other changes or reforms to the determination or administration of such benchmarks and indices, could have an adverse impact on our business, financial condition and operating results. In July 2017, the FCA stated its intention that it would no longer be necessary to sustain LIBOR through its influence or legal powers beyond 2021. As such, there is no guarantee that any LIBOR settings will continue to be published after year-end 2021. Alternative risk free reference rates have been selected for the various LIBOR currencies by working groups in each relevant jurisdiction, and global regulators have advocated for a transition from LIBOR to these alternative rates by year-end 2021. In the U.S., the Federal Reserve Board and the Federal Reserve Bank of New York, or New York Fed, convened the Alternative Reference Rates Committee, which selected the SOFR as the alternative risk free rate for U.S. Dollars. The New York Fed started publishing SOFR in April 2018 and developed a “Paced Transition Plan” of key steps and milestones to encourage its adoption. The transition from LIBOR to alternative rates in the various LIBOR currencies is at different stages and is proceeding at different speeds. We continue to monitor industry and regulatory developments, but it is not yet possible to predict with certainty how the transition from LIBOR will be implemented, whether recommendations and proposals from industry groups will be broadly accepted, and what effect the transition from LIBOR may have on the markets that use the benchmark today.
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
Our success depends on our ability to maintain and expand our product offerings, our customer base and our technology. To remain competitive, we must continue to enhance and improve the responsiveness, functionality, accessibility and reliability of our electronic platforms and our proprietary and acquired technology. The financial services industry is characterized by rapid technological change, change in use patterns, change in client preferences, frequent product and service introductions and the emergence of new industry standards and practices. These changes could render our existing proprietary technology uncompetitive or obsolete. We have implemented a new trading technology system at NYSE and if there are trading disruptions or if the new system has inadequate performance, we could suffer material losses, incur reputational damage or be subject to heightened regulatory scrutiny.

We cannot assure you that we will successfully implement new technologies or adapt our proprietary technology to our clients’ requirements or emerging industry standards in a timely and cost-effective manner. Any failure to remain abreast of industry standards in technology and to be responsive to client preferences could cause our market share to decline and negatively impact our results.
Our use of "open source" software could negatively impact our ability to sell our products and services and subject us to litigation.
We use some open-source software in our technology, most often as small components within a larger product or service, to augment algorithms, functionalities or libraries we create, and we may use more open-source software in the future. Open-source code is also contained in some third-party software we rely on. We could be subject to suits by parties claiming breach of the terms of the license for such open-source software. The terms of many open-source licenses are ambiguous and have not been interpreted by U.S. or other courts, and these licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our products and services. Further, open-source licensors generally do not provide technology support, maintenance, warranties or assurance of title or controls on the origin of the software, which can also lead to greater risks than use of third-party commercial software.
Our business may be harmed by computer and communication systems failures and delays.
Our business depends on the integrity, reliability and security of our infrastructure which is highly dependent on our computer and communication systems. We support and maintain many of the systems that comprise our electronic platforms and our failure to monitor or maintain these systems, or to find replacements for defective components within a system in a timely and cost-effective manner when necessary, could have a material adverse effect on our ability to conduct our business. Our customers rely on us for the delivery of time-sensitive, up-to-date and high-quality financial market data, analytics and related solutions. Our timely, reliable delivery of high-quality products and services is subject to an array of technical production processes that enable our delivery platforms to leverage an extensive range of content databases. Our redundant systems or disaster recovery plans, including our ability to recover from the loss of one of our primary data centers, may prove to be inadequate in the event of a systems failure or cybersecurity breach. Our systems, or those of our third-party providers, may fail or be shut down or, due to capacity constraints, may operate slowly, causing one or more of the following:

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
We have experienced system failures in the past due to telecommunication failures and hardware and software malfunctions and defects, and could experience in the future, system failures due to power or telecommunications failures, human error on our part or on the part of our vendors or participants, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, cyber-attacks, intentional acts of vandalism or terrorism and similar events. These situations could result in damage to our business reputation and participant dissatisfaction with our electronic platform, which could prompt participants to trade elsewhere or expose us to litigation or regulatory sanctions. As a consequence, our business, financial condition and operating results could suffer materially.
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
As of December 31, 2019, we had $7.8 billion of outstanding debt. This level of indebtedness could have important consequences to our business, including making it more difficult to satisfy our debt service obligations, increasing our vulnerability to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, placing us at a competitive disadvantage compared to our peers and restricting us from pursuing certain business opportunities. As we use our available resources to reduce and refinance our consolidated debt, our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and our ability to pursue future business opportunities may be further restrained. In addition, the terms of our debt facilities contain affirmative and negative covenants, including a leverage ratio test and certain limitations on the incurrence of additional debt or the creation of liens and other matters. Further, a portion of our outstanding debt has been in commercial paper, which is subject to interest rate changes. Rising interest rates will result in an increase in our interest expense. We may incur additional indebtedness in the future, which could materially affect our financial condition.
Our long-term and short-term debt is currently rated by Moody’s Investor Services and Standard & Poor’s. These ratings agencies regularly evaluate us and our credit ratings based on a number of quantitative and qualitative factors, including our financial strength and conditions affecting the financial services industry, generally. Our credit ratings remain subject to change at any time, and it is possible that a ratings agency may take action to downgrade our credit ratings in the future. In particular, our inability to sustain reduced debt on a consolidated basis may result in a downgrade of our credit ratings. A significant downgrade of our credit ratings could impact customers’ willingness to use our clearing houses, make parties less willing to do business with us, and could negatively impact our ability to access the capital markets and increase the cost of our commercial paper and any future debt funding we may obtain.
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
External events such as Brexit and the negotiations regarding the terms thereof and the passage of U.S. taxation reform legislation have caused, and may continue to cause, significant volatility in currency exchange rates, especially among the U.S. dollar, the British pound sterling and the euro. If global economic and market conditions, or economic conditions in the U.K., EU, the U.S. or other key markets remain uncertain or deteriorate further, the value of the pound sterling and euro and the global credit markets may further weaken. General financial instability in countries in the EU could have a contagion effect on the region and contribute to the general instability and uncertainty in the EU. Events that adversely affect our U.K. and EU clients and suppliers could in turn have a materially adverse effect on our international business results and our operating results.
For additional information on our foreign currency exchange rate risk, refer to “- Foreign Currency Exchange Rate Risk” in Item 7A “- Quantitative and Qualitative Disclosures About Market Risk, which is included in this Annual Report.”
We may be required to recognize impairments of our goodwill, other intangible assets or investments.
The determination of the value of goodwill and other intangible assets requires the use of estimates and assumptions that affect our consolidated financial statements. As of December 31, 2019, we had goodwill of $13.3 billion and net other intangible assets of $10.3 billion relating to our acquisitions and our purchase of trademarks and Internet domain names from various third parties.
During 2019, we recorded an impairment charge of $31 million on the remaining value of our exchange registration intangible assets on ICE Futures Singapore as a result of a decrease in fair value. We cannot assure you that we will not experience future events that may result in asset impairments. An impairment of the value of our existing goodwill, other intangible assets and other investments and assets could have a significant negative impact on our future operating results.
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
We depend on a number of suppliers, such as online service providers, hosting service and software providers, data processors, software and hardware vendors, banks, local and regional utility providers, and telecommunications companies for elements of our trading, clearing, data services and other systems. We rely on access to certain data used in our business through licenses with third parties, and we rely on a large international telecommunications company for the provision of hosting services. We also depend on third-party suppliers for data and content, including data received from certain competitors, clients, various government and public record services and financial institutions, used in our products and services. Some of this data is exclusive to particular suppliers and may not be obtained from other suppliers. In addition, our data suppliers could enter into exclusive contracts with our competitors without our knowledge. The general trend toward industry consolidation may increase the risk that these services may not be available to us in the future. If these companies were to experience difficulties, discontinue providing services to us for any reason or be unable to or fail to provide the type of service agreed to for any reason, we would likely experience significant disruption to our business and may be subject to litigation by our clients or increased regulatory scrutiny or regulatory fines. Our third-party data suppliers perform audits on us from time to time in the ordinary course of business to determine if data we license for redistribution has been properly accounted for in accordance with the terms of the applicable license agreement. As a result of these audits, we may incur additional expenses.
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
Many aspects of our business, and the businesses of our participants, involve substantial risks of liability. These risks include, among others, potential liability from disputes over terms of a trade and the claim that a system failure or delay caused monetary loss to a participant or that an unauthorized trade occurred. For example, dissatisfied market participants that have traded on our electronic platform or those on whose behalf such participants have traded may make claims regarding the quality of trade execution, or allege improperly confirmed or settled trades, abusive trading practices, security and confidentiality breaches, mismanagement or even fraud against us or our participants. In addition, because of the ease and speed with which sizable trades can be executed on our electronic platform, participants can lose substantial amounts by inadvertently entering trade orders or by entering them inaccurately. A large number of significant error trades could result in participant dissatisfaction and a decline in participant willingness to trade in our electronic markets.
In addition, we are subject to on-going legal disputes that could result in the payment of fines, penalties or damages and could expose us to additional liability in the future. For example, in 2017, the U.S. Court of Appeals for the Second Circuit, or the Second Circuit, issued a decision in City of Providence v. BATS Global Markets et al., a proposed class action case in which two of our subsidiaries, New York Stock Exchange LLC and NYSE Arca, Inc., are defendants. In vacating the district court’s dismissal of this lawsuit and remanding for further proceedings, the Second Circuit concluded in part that the defendant securities exchanges are not immune from the claims in this case because absolute immunity is available to SROs, like the New York Stock Exchange LLC and NYSE Arca, Inc., only when they carry out regulatory functions. Although our exchanges will continue to have other defenses available to them in securities litigation cases (including in this matter), limitations on the doctrine of absolute immunity could result in an increased exposure to litigation, and to increased liability and/or other legal expenses. Additionally, in early 2019, three virtually identical proposed class action lawsuits were filed in the U.S. District Court for the Southern District of New York, asserting that various ICE entities, including ICE Benchmark Administration, engaged in an alleged conspiracy with the LIBOR panel banks to set the USD LIBOR benchmark at artificially low levels for the alleged purpose and effect of depressing payments by those banks to persons who engaged in interest rate transactions with the banks from February 2014 to the present. Subsequently, the plaintiffs re-filed these claims as a consolidated amended complaint, which ICE and the other defendants have moved to dismiss. While ICE intends to vigorously defend these matters, their outcome cannot be determined and adverse rulings could impact our financial condition and continued administration of the LIBOR benchmark.
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
We may fail to complete or realize the anticipated cost savings, growth opportunities and synergies and other benefits anticipated from our acquisitions, which could adversely affect the value of our common stock.
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
Our success largely depends on key personnel, including our senior management, and having adequate succession plans in place. Because competition for our key employees is intense, we may not be able to attract, retain and develop the highly skilled employees we need to support our business. The loss of senior management or other key personnel could harm our business.

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
Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. Further, changes in our management team may be disruptive to our business, and any failure to successfully integrate key new hires or promoted employees could adversely affect our business and results of operations.
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
We have a majority ownership interest in Bakkt Holdings, LLC and by extension, its subsidiaries (collectively, “Bakkt”). Bakkt intends to create an integrated platform that enables consumers and institutions to transact in digital assets, which include cryptocurrencies and other assets, such as loyalty and rewards points. In 2019, Bakkt launched a custodial solution for Bitcoin futures traded on ICE Futures U.S. and other related trading products based on those futures. In the future, Bakkt plans to launch additional products and services, including a consumer platform that will enable consumers to buy, sell, store, and spend digital assets. Due to our majority ownership interest in Bakkt, we have increased financial and reputational risks if there is a failure to launch one or more products, or if the launch of a new product is unsuccessful. Also, there can be no assurance that we will receive the necessary regulatory approvals or support from customers to launch products as planned, that Bakkt will operate as anticipated, or that we will realize the expected return on our investment. We regularly evaluate our existing operations, service capacity and business efficiencies and, as a result of such evaluations, we may undertake strategic initiatives outside of and within our businesses. As a result, it may take longer than expected for us to realize the expected returns from this investment or such returns may ultimately be less than anticipated. Furthermore, our investment in Bakkt entails numerous risks, including risks relating to Bakkt’s ability to:

•	manage the complexity of its business model to stay current with the industry;

•	successfully enter categories and markets in which it may have limited or no prior experience;

•	apply distributed ledger technology to a global ecosystem for digital assets;

•	successfully develop and integrate products, systems or personnel into its business operations; and

•	maintain trading volume in Bakkt's Bitcoin futures contract, or any subsequent products released by Bakkt.
As digital assets and blockchain technologies evolve, Bakkt may add, modify or discontinue certain aspects of its business model relating to the product mix and service offerings. Future additions and modifications to Bakkt’s business will increase the complexity of its business and place significant strain on our and Bakkt’s management, personnel, operations, systems, technical performance, financial resources and internal financial control and reporting functions. We cannot offer any assurance that these or any other additions or modifications will be successful or will not result in harm to Bakkt’s or our business.
Distributed ledger technology is relatively new, and we believe that the application of distributed ledger technology to a global ecosystem for digital assets is novel to the proposed Bakkt systems and, accordingly, we have limited experience applying distributed ledger technology to a global ecosystem for digital assets. The creation and operation of an exchange for the transfer of digital assets utilizing a distributed ledger to enable consumers and institutions to confirm that the blockchain underlying these digital assets has not been altered is subject to potential technical, legal and regulatory constraints. Any problems that Bakkt encounters with the operation of the Bakkt systems, including technical, legal and regulatory problems, could have a material adverse effect on its business and plan of operations.
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
At present, Bakkt is heavily dependent on trading volume from Bakkt's Bitcoin futures contract, for its clearing and transaction fee revenues and profits. Failure to establish the trading volume in Bakkt's Bitcoin futures contract, or any subsequent products released by Bakkt, would negatively impact Bakkt's business, financial condition and operating results and, consequently, our majority ownership interest in Bakkt.
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
Cryptocurrency transactions are irrevocable, and stolen or incorrectly transferred cryptocurrencies may be irretrievable. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of a cryptocurrency generally will not be reversible, and Bakkt may not be capable of seeking compensation for any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, the cryptocurrency could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. Such events would have a material adverse effect on the ability of Bakkt to continue as a going concern, which would have a material adverse effect on our majority ownership interest in Bakkt.
While Bakkt maintains insurance policies, they may not be adequate to reimburse us for losses caused by security breaches, and Bakkt may lose cryptocurrencies valued in excess of the insurance policy without any recourse. Unlike bank accounts or accounts at some other financial institutions, in the event of loss or loss of utility value, there is no public insurer, such as the Securities Investor Protection Corporation or the FDIC, to offer recourse to Bakkt or to any investor and the misappropriated cryptocurrencies cannot easily be traced to the bad actor.

Further, when cryptocurrency custodial solutions or transfer venues (whether involving Bakkt systems or others) experience system failures or other operational issues, such events could result in a reduction in cryptocurrency prices or confidence and impact the success of Bakkt and have a material adverse effect on the ability of Bakkt to continue as a going concern.
As Bakkt expands into its consumer business, its business will involve the collection, storage, processing, and transmission of customers’ personal data, including financial information. An increasing number of organizations, including large merchants, businesses, technology companies, and financial institutions, as well as government institutions, have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks, including on their websites, mobile applications, and infrastructure.
The techniques used to obtain unauthorized, improper, or illegal access to Bakkt’s systems, its data or customers’ data, disable or degrade service, or sabotage systems are constantly evolving and have become increasingly complex and sophisticated, may be difficult to detect quickly, and may only be recognized or detected after they have been launched against a target. Due to the nature of the Bakkt business and industry, unauthorized parties have attempted, and we expect they will continue to attempt, to gain access to Bakkt’s systems or facilities through various means, including hacking into Bakkt’s systems or facilities or those of its customers, partners, or vendors, or attempting to fraudulently induce (for example, through spear phishing attacks) its employees, customers, partners, vendors, or other users into disclosing user names, passwords, payment information, or other sensitive information, which may in turn be used to access our systems. Certain efforts may be state-sponsored and supported by significant financial and technological resources, making them even more sophisticated and difficult to defend against and detect. Numerous and evolving cybersecurity threats, including advanced and persistent cyber-attacks, phishing and social engineering schemes, could compromise the confidentiality, availability, and integrity of the data in our systems. We believe that Bakkt is a particularly attractive target for such attacks due to its industry, name, and brand recognition. Although we have developed systems and processes designed to protect our data, customer data, systems, personnel, and facilities from data loss and other security breaches, and expect to continue to expend significant resources to bolster these protections, there can be no assurance that these security measures will be sufficient.
Bakkt’s information technology and infrastructure may be vulnerable to cyber-attacks or security breaches, and unauthorized third parties may be able to access its customers’ personal or confidential information and other sensitive data that are stored on or accessible through those systems. We may experience breaches of our security measures due to human error, malfeasance, system errors or vulnerabilities in either Bakkt systems or authorized third-party systems that Bakkt relies on. Cybersecurity threats to, and incidents involving, third parties who support our activities - particularly those with less-sophisticated defenses - could impact us despite the efforts we make to ensure their cyber resiliency.
Bakkt expects to expend significant additional resources to protect against security or privacy breaches, and may be required to redress problems caused by breaches. Financial services regulators in various jurisdictions, including the U.S., have implemented authentication requirements for banks and payment processors intended to reduce online fraud, which could impose significant costs, require us to change our business practices, make it more difficult for new customers to join Bakkt, or reduce the ease of use of our products, any of which could harm our business.
Regulatory changes or actions may alter the nature of our majority ownership interest in Bakkt or restrict the use of cryptocurrencies in a manner that adversely affects Bakkt’s business, prospects or operations and, consequently, our majority ownership interest in Bakkt.
As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies, with certain governments deeming them illegal and others allowing their use and trade. Ongoing and future regulatory actions may impact the ability of Bakkt to continue to operate, and such actions could affect the ability of Bakkt to continue as a going concern, which would have a material adverse effect on the business, prospects or operations of Bakkt and, consequently, our majority ownership interest in Bakkt.

The CFTC has designated bitcoin as a commodity, and as such, exchange-traded derivatives involving bitcoin are subject to the CFTC's jurisdiction and enforcement powers. Although the CFTC has suggested it is not particularly focused on pursuing such enforcement at this time, and in fact there may be some limits on its ability to do so without a specific connection to commodities derivatives markets, in the event that the CFTC does pursue such enforcement and ultimately shuts down an exchange on which Bakkt’s Bitcoin futures contract is traded, it may have a significant adverse impact on Bakkt's business and plan of operations and, consequently, our majority ownership interest in Bakkt.
Governments may in the future curtail or outlaw the acquisition, use or redemption of cryptocurrencies. Ownership of, holding or trading in cryptocurrencies may then be considered illegal and subject to sanction. Governments may also take regulatory action that may increase the cost and/or subject cryptocurrency companies to additional regulation.
In addition, as Bakkt expands its business to new products and services, it will come under the jurisdiction of additional regulators - both with respect to jurisdiction (inside and outside the U.S.) and subject matter (payments, consumer protection, and other areas). Any failure or perceived failure to comply with existing or new laws, regulations, or orders of any governmental authority (including changes to or expansion of the interpretation of those laws, regulations, or orders), including those discussed in this risk factor, may subject Bakkt to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets, and enforcement, result in additional compliance and licensure requirements, increase regulatory scrutiny of its business, restrict Bakkt’s operations, and force Bakkt to change its business practices, make product or operational changes, or delay planned product launches or improvements. Bakkt has implemented policies and procedures designed to help ensure compliance with applicable laws and regulations, but there can be no assurance that its employees, contractors, or agents will not violate such laws and regulations.
The characteristics of digital currency have been, and may in the future continue to be, exploited to facilitate illegal activity such as fraud, money laundering, tax evasion and ransomware scams; if any of our customers do so or are alleged to have done so, it could adversely affect us.
Digital currencies and the digital currency industry are relatively new and, in many cases, lightly regulated or largely unregulated. Some types of digital currency have characteristics, such as the speed with which digital currency transactions can be conducted, the ability to conduct transactions without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, the irreversible nature of certain digital currency transactions and encryption technology that anonymizes these transactions, that make digital currency particularly susceptible to use in illegal activity such as fraud, money laundering, tax evasion and ransomware scams.
While we believe that Bakkt’s risk management and compliance framework is reasonably designed to detect any such illicit activities, we cannot ensure that we will be able to detect any such illegal activity in all instances. Because the speed, irreversibility and anonymity of certain digital currency transactions make them more difficult to track, fraudulent transactions may be more likely to occur. Bakkt may be specifically targeted by individuals seeking to conduct fraudulent transfers, and it may be difficult or impossible for us to detect and avoid such transactions in certain circumstances.
Bakkt is subject to anti-money laundering and counter terrorist financing laws and regulations globally, including the USA PATRIOT Act, as well as economic and trade sanctions programs, including those imposed and administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, or OFAC. Under OFAC’s economic sanctions program, Bakkt is prohibited from financial transactions and other dealings with certain countries and geographies (currently, Crimea, Cuba, Iran, North Korea and Syria) and with persons and entities included in OFAC sanctions lists, including its list of Specially Designated Nationals and Blocked Persons. Currently, Iran, Sudan and Syria have been identified by the U.S. State Department as terrorist-sponsoring states. Bakkt is also subject to anti-corruption laws and regulations globally, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. Bakkt has implemented policies and procedures designed to help ensure compliance with these laws and regulations, but there can be no assurance that its employees or agents will not violate such laws and regulations. A failure by Bakkt or its employees or agents to comply with such laws and regulations and subsequent judgment or settlement against Bakkt under these laws could subject Bakkt to monetary penalties, damages, and/or have a significant reputational impact.
ITEM 1 (B). UNRESOLVED STAFF COMMENTS
None.

ITEM 2.     PROPERTIES
The net book value of our property was $1.5 billion as of December 31, 2019. Our intellectual property is described under the heading in Item 1 “- Business -Technology” and "-Business-Intellectual Property." In addition to our intellectual property, our other primary assets include buildings, computer equipment, corporate aircraft, software, and internally developed software. We own an array of computers and related equipment.
Our headquarters and principal executive offices are located in Atlanta, Georgia and New York, New York. We currently occupy 273,000 square feet of office space in Atlanta in a building that we own that serves as our Atlanta headquarters. Our New York headquarters are located at 11 Wall Street, where we occupy 370,000 square feet of office space in a building we own. In total, we maintain approximately 2.6 million square feet in offices primarily throughout the U.S., U.K., EU, Asia, Israel and Canada. Generally, our properties are not earmarked for use by a particular business segment. Our principal offices consist of the properties described below.

Location	Owned/Leased	Lease Expiration	Approximate Size
5660 New Northside Drive Atlanta, Georgia	Owned	N/A	273,000 sq. ft.
11 Wall Street New York, New York	Owned	N/A	370,000 sq. ft.
Basildon, U.K.	Owned	N/A	539,000 sq. ft.
Mahwah, New Jersey	Leased	2029	396,000 sq. ft.
55 East 52nd Street New York, New York	Leased	2028	94,000 sq. ft.
Skyview Tower Hyderabad, India	Leased	2024	84,000 sq. ft.
32 Crosby Drive Bedford, Massachusetts	Leased	2026	82,000 sq. ft.
Milton Gate London, U.K.	Leased	2024	72,000 sq. ft.
Fitzroy House London, U.K.	Leased	2025	68,000 sq. ft.
100 Church Street New York, New York	Leased	2024	65,000 sq. ft.
132 Menachem Begin Rd Tel Aviv, Israel	Leased	2022	57,000 sq. ft.
353 North Clark Street Chicago, Illinois	Leased	2027	57,000 sq. ft.
In addition to the above, we currently lease an aggregate of nearly 460,000 square feet of administrative, sales and disaster preparedness facilities in various cities around the word. We believe that our facilities are adequate for our current operations and that we will be able to obtain additional space as and when it is needed.

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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Approximate Number of Holders of Common Stock
As of February 3, 2020, there were approximately 494 holders of record of our common stock. Our common stock trades on the New York Stock Exchange under the ticker symbol “ICE.”
Dividends
Our Board of Directors has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be determined quarterly by the Board or Audit Committee of the Board of Directors taking into account such factors as our evolving business model, prevailing business conditions and our financial results and capital requirements, without a predetermined annual net income payout ratio. The declaration of dividends is subject to the discretion of our Board of Directors, and may be affected by various factors, including our future earnings, financial condition, capital requirements, share repurchase activity, current and future planned strategic growth initiatives, levels of indebtedness, credit ratings and other considerations our Board of Directors deem relevant.

Equity Compensation Plan Information
The following provides information about our common stock that has been or may be issued under our equity compensation plans as of December 31, 2019:

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
•Intercontinental Exchange, Inc. 2013 Omnibus Employee Incentive Plan
•Intercontinental Exchange, Inc. 2013 Omnibus Non-Employee Director Incentive Plan
•Intercontinental Exchange, Inc. 2009 Omnibus Incentive Plan
•Intercontinental Exchange, Inc. 2003 Restricted Stock Deferral Plan for Outside Directors
The 2009 Omnibus Incentive Plan was retired in May 2013 upon adoption of the 2013 Omnibus Employee Incentive Plan. The 2013 Omnibus Employee Incentive Plan was retired in May 2017 upon adoption of the 2017 Omnibus Employee Incentive Plan. No future grants will be made from the retired plans. All future grants to employees will be made under the Intercontinental Exchange, Inc. 2017 Omnibus Employee Incentive Plan and to directors under the Intercontinental Exchange, Inc. 2013 Omnibus Non-Employee Director Incentive Plan. All purchases made pursuant to the Employee Stock Purchase Plan are made from the 2018 Employee Stock Purchase Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (in thousands) (a)		Weighted average exercise price of outstanding options (b)		Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)
Equity compensation plans approved by security holders(1)	8,078	(1)	$51.87	(1)	34,184
Equity compensation plans not approved by security holders(2)	89	(2)	—	(2)	—
TOTAL	8,167		$51.87		34,184

(1)
The 2009 Omnibus Incentive Plan was approved by our stockholders in May 2009. The 2013 Omnibus Employee Incentive Plan and the 2013 Omnibus Non-Employee Director Incentive Plan were approved by our stockholders in May 2013. The 2017 Omnibus Employee Incentive Plan was approved by our stockholders in May 2017. Of the 8.1 million securities to be issued upon exercise, 3.5 million are options with a weighted average exercise price of $51.87 and the remaining 4.6 million securities are restricted stock shares that do not have an exercise price. The 2018 Employee Stock Purchase Plan was approved by stockholders in May 2018.

(2)
This category includes the 2003 Restricted Stock Deferral Plan for Outside Directors. All of the 89,000 securities to be issued are restricted stock shares that do not have an exercise price. For more information concerning these plans, see Note 11 to our consolidated financial statements, which are included in this Annual Report.

Stock Repurchases
The table below sets forth the information with respect to purchases made by or on behalf of ICE or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended December 31, 2019.

Period (2019)	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
October 1 - October 31	1,305	$93.17	15,076	$758
November 1 - November 30	1,149	$92.64	16,225	$652
December 1 - December 31	1,207	$92.73	17,432	$540
Total	3,661	$92.86	17,432	$540

Refer to Note 12 to our consolidated financial statements, included in this Annual Report, for additional details on our stock repurchase plans.
ITEM 6.     SELECTED FINANCIAL DATA

The following tables present our selected consolidated financial data as of and for the dates and periods indicated. We derived the financial data set forth below for 2019, 2018 and 2017 and as of December 31, 2019 and 2018 from our audited consolidated financial statements, which are included in this Annual Report. We derived the financial data for 2016 and 2015 and as of December 31, 2017, 2016 and 2015 from our audited consolidated financial statements, which are not included in this Annual Report. The selected consolidated financial data presented below is not indicative of our future results for any period. It should be read in conjunction with our consolidated financial statements and related notes and Item 7, “- Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In millions, except for per share data)
Consolidated Statement of Income Data:
Revenues:
Transaction and clearing, net(1)	$3,627	$3,483	$3,131	$3,384	$3,228
Data services	2,211	2,115	2,084	1,978	871
Listings	449	444	426	432	405
Other revenues	260	234	202	177	178
Total revenues	6,547	6,276	5,843	5,971	4,682
Transaction-based expenses(1)	1,345	1,297	1,205	1,459	1,344
Total revenues, less transaction-based expenses	5,202	4,979	4,638	4,512	3,338
Operating expenses:
Compensation and benefits	1,042	994	946	953	611
Professional services	125	131	121	137	139
Acquisition-related transaction and integration costs(2)	2	34	36	80	88
Technology and communication	469	432	397	374	203
Rent and occupancy	68	68	69	70	57
Selling, general and administrative	161	151	155	116	116
Depreciation and amortization	662	586	535	610	374
Total operating expenses	2,529	2,396	2,259	2,340	1,588
Operating income	2,673	2,583	2,379	2,172	1,750
Other income (expense), net(3)	(192)	(63)	147	(129)	(97)

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In millions, except for per share data)
Income before income tax expense (benefit)	2,481	2,520	2,526	2,043	1,653
Income tax expense (benefit)(4)	521	500	(28)	586	358
Net income	$1,960	$2,020	$2,554	$1,457	$1,295
Net income attributable to non-controlling interest	(27)	(32)	(28)	(27)	(21)
Net income attributable to ICE	$1,933	$1,988	$2,526	$1,430	$1,274
Basic earnings per share attributable to ICE common stockholders:
Basic earnings per share	$3.44	$3.46	$4.29	$2.40	$2.29
Basic weighted average common shares outstanding(5)	561	575	589	595	556
Diluted earnings per share attributable to ICE common stockholders:
Diluted earnings per share	$3.42	$3.43	$4.25	$2.39	$2.28
Diluted weighted average common shares outstanding(5)	565	579	594	599	559
Dividend per share	$1.10	$0.96	$0.80	$0.68	$0.58

(1)
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

(2)
Acquisition-related transaction and integration costs include fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms, as well as costs associated with credit facilities and other external costs directly related to acquisitions and other strategic opportunities. We incurred integration costs during 2018, 2017, 2016 and 2015 relating to our Interactive Data acquisition and during 2016 and 2015 relating to our NYSE acquisition, primarily related to employee termination costs, lease terminations costs, transaction-related bonuses and professional services costs incurred relating to the integrations.

(3)
Other income (expense), net during 2019 includes a $16 million impairment on promissory notes, interest expense of $285 million and interest income of $35 million. Other income (expense), net during 2018 includes a $110 million gain on our initial investment value in MERS recorded on October 3, 2018, the date we completed our acquisition, interest expense of $244 million and interest income of $22 million. Other income (expense), net during 2017 includes a $167 million realized net investment gain in connection with our sale of Cetip and a $110 million net gain on our divestiture of Trayport, interest expense of $187 million and interest income of $8 million. Refer to Notes 3 and 4 to our consolidated financial statements and related notes, which are included in this Annual Report, for more information.

(4)
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

(5) The weighted average common shares outstanding decreased in 2019 and 2018 primarily due to our share repurchases. The weighted average common shares outstanding increased in 2016 primarily due to the stock issued for the Interactive Data and Trayport acquisitions. We issued 32.3 million shares of our common stock to Interactive Data stockholders and 12.6 million shares of our common stock to Trayport stockholders, weighted to show these additional shares outstanding for all periods after the respective acquisition dates.

	As of December 31,
	2019	2018	2017	2016	2015
	(In millions)
Consolidated Balance Sheet Data
Cash and cash equivalents	$841	$724	$535	$407	$627
Margin deposits, guaranty funds and delivery contracts receivable(1)	64,987	63,955	51,222	55,150	51,169
Total current assets	67,979	66,692	53,562	57,133	53,313
Goodwill and other intangible assets, net	23,600	23,547	22,485	22,711	22,837
Total assets	94,493	92,791	78,264	82,003	77,987
Margin deposits, guaranty funds and delivery contracts payable(1)	64,987	63,955	51,222	55,150	51,169
Total current liabilities	68,816	66,108	54,175	58,617	54,743
Short-term and long-term debt	7,819	7,441	6,100	6,364	7,308
Equity	17,286	17,231	16,985	15,775	14,840

(1)
Clearing members of our clearing houses are required to deposit original margin and variation margin and, for our clearing houses other than ICE NGX, to make deposits to a guaranty fund. The cash deposits made to these margin accounts and to the guaranty fund are recorded in the consolidated balance sheet as current assets with corresponding current liabilities to the clearing members that deposited them. We also account for the physical delivery of our energy contracts for ICE NGX following its acquisition in December 2017. Refer to Note 14 to our consolidated financial statements, included in this Annual Report, for more information on these items.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. See the factors set forth under the heading “Forward Looking Statements” at the beginning of Part 1 of this Annual Report and in Item 1(A) under the heading “Risk Factors.” The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information contained in Item 6 “Selected Financial Data” and our consolidated financial statements included in this Annual Report. For discussion related to the results of operations and changes in financial condition for fiscal 2018 compared to fiscal 2017 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on February 7, 2019.
Overview
We are a leading global operator of regulated exchanges, clearing houses and listings venues, and a provider of data services for commodity, financial, fixed income and equity markets. We operate regulated marketplaces for listing, trading and clearing a broad array of derivatives contracts and securities across major asset classes, including energy and agricultural commodities, metals, interest rates, equities, ETFs, credit derivatives, digital assets, bonds and currencies, and also offer mortgage and technology services. In addition, we offer comprehensive data services to support the trading, investment, risk management and connectivity needs of customers around the world and across asset classes.
Our exchanges include derivative exchanges in the U.S., U.K., EU, Canada and Singapore, and cash equities, equity options and bond trading venues in the U.S. We also operate OTC markets for physical energy, fixed income and CDS trade execution. To serve global derivatives markets, we operate clearing houses in the U.S., U.K., EU, Canada and Singapore. We offer a range of data services, globally, for financial and commodity markets, including pricing and reference data, exchange data, analytics, feeds, index services, desktops and connectivity solutions. Through our markets, clearing houses, listings and data services, we provide comprehensive solutions for our customers to manage risk and raise capital through liquid markets, benchmark products, access to capital markets and related services. Our business is conducted as two reportable business segments, our Trading and Clearing segment and our Data and Listings segment, and the majority of our identifiable assets are located in the U.S. and U.K.

Recent Developments
Acquisition of Simplifile
On June 12, 2019, we acquired Simplifile for $338 million in cash. The cash consideration was gross of $12 million in cash held by Simplifile on the date of acquisition. Simplifile offers an array of mortgage services, primarily serving as an electronic liaison between lenders, settlement agents and county recording offices, streamlining the local recording of residential mortgage transactions. Simplifile has a presence in over half of U.S. counties, representing over 80% of the U.S. population. The transaction expands the ICE Mortgage Services portfolio, which includes MERS.
Launch of Bakkt Bitcoin Futures Contract
On September 23, 2019, the Bakkt Bitcoin Futures contract launched and on December 9, 2019, options on Bitcoin futures launched. These contracts are traded on ICE Futures U.S. and cleared through ICE Clear U.S. Bakkt was approved by the New York State Department of Financial Services to take custody of digital assets through Bakkt Trust Company, LLC, a qualified custodian. Bakkt Trust takes custody of bitcoin for physically-delivered futures, creating the first fully regulated marketplace to transact physically-delivered digital asset futures. In connection with the launch of the Bakkt Bitcoin Futures contract, Bakkt contributed $35 million to the ICE Clear U.S. guaranty fund in September 2019, solely applicable to any losses associated with a default in Bitcoin contracts and other digital asset contracts that ICE Clear U.S. might clear in the future. Since launch, 2019 volume in physically-delivered Bakkt Bitcoin Daily and Monthly Futures was 85,413 contracts with open interest of 505 contracts at December 31, 2019. Bakkt Bitcoin options volume was 68 contracts in 2019 with open interest of 51 contracts at December 31, 2019.
Launch of ETF Hub
On October 21, 2019, we launched ICE ETF Hub, a new platform designed to bring efficiencies and standardization to the ETF primary trading market, where shares of ETFs are created and redeemed. ICE ETF Hub aims to offer a standardized, automated process for assembling and placing creation and redemption baskets. ICE ETF Hub plans to include ICE Data Services’ pricing, reference data and analytics, connectivity and feeds, as well as connections to ICE Bonds, which provides fixed income execution protocols for asset classes including municipals, corporates, treasuries, agencies and certificates of deposit.
Agreement to Acquire Bridge2 Solutions
On February 5, 2020, we agreed to acquire Bridge2 Solutions, a leading provider of loyalty solutions for merchants and consumers, contingent on completion of Hart-Scott-Rodino review. Following the completion of the transaction, Bakkt intends to acquire Bridge2 Solutions from ICE. Bridge2 Solutions enables some of the world’s leading brands to engage customers and drive loyalty. It powers incentive and employee perk programs for companies across a wide spectrum of industries.

Consolidated Financial Highlights
The following summarizes our results and significant changes in our consolidated financial performance for the periods presented (dollars in millions, except per share amounts):

	Year Ended December 31,			Year Ended December 31,
	2019	2018	Change	2018	2017	Change
Revenues, less transaction-based expenses	$5,202	$4,979	4%	$4,979	$4,638	7%
Operating expenses	$2,529	$2,396	6%	$2,396	$2,259	6%
Adjusted operating expenses(1)	$2,189	$2,071	6%	$2,071	$1,947	6%
Operating income	$2,673	$2,583	3%	$2,583	$2,379	9%
Adjusted operating income(1)	$3,013	$2,908	4%	$2,908	$2,691	8%
Operating margin	51%	52%	(1 pt)	52%	51%	1 pt
Adjusted operating margin(1)	58%	58%	—	58%	58%	—
Other income (expense), net	$(192)	$(63)	203%	$(63)	$147	n/a
Income tax expense (benefit)	$521	$500	4%	$500	$(28)	n/a
Effective tax rate	21%	20%	1 pt	20%	(1)%	21 pts
Net income attributable to ICE	$1,933	$1,988	(3)%	$1,988	$2,526	(21)%
Adjusted net income attributable to ICE(1)	$2,194	$2,077	6%	$2,077	$1,764	18%
Diluted earnings per share attributable to ICE common stockholders	$3.42	$3.43	—%	$3.43	$4.25	(19)%
Adjusted diluted earnings per share attributable to ICE common stockholders(1)	$3.88	$3.59	8%	$3.59	$2.97	21%
Cash flows from operating activities	$2,659	$2,533	5%	$2,533	$2,085	21%

(1) The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. Adjusted net income attributable to ICE and adjusted diluted earnings per share attributable to ICE common stockholders are presented net of taxes. These adjusted numbers are not calculated in accordance with GAAP. See “- Non-GAAP Financial Measures” below.

•
Revenues, less transaction-based expenses, increased $223 million in 2019 from 2018. The increase in revenues includes $34 million in unfavorable foreign exchange effects arising from the stronger U.S. dollar in 2019 from 2018.

•
Revenues, less transaction-based expenses, increased $341 million in 2018 from 2017. The increase in revenues includes $26 million in favorable foreign exchange effects arising from the weaker U.S. dollar in 2018 from 2017.

•
Operating expenses increased $133 million in 2019 from 2018. The increase in operating expenses includes $14 million in favorable foreign exchange effects arising from the stronger U.S. dollar in 2019 from 2018.

•
Operating expenses increased $137 million in 2018 from 2017. The increase in operating expenses includes $11 million in unfavorable foreign exchange effects arising from the weaker U.S. dollar in 2018 from 2017.

•
In connection with our acquisition of MERS, we recorded a $110 million gain in other income during 2018. In connection with Cetip’s merger with BM&FBOVESPA S.A., now B3, we recognized a $167 million net realized investment gain in other income/(expense), net in 2017. We also recognized a net gain of $110 million in connection with our divestiture of Trayport in other income/(expense), net in 2017.

•
The 2019 effective tax rate is higher than the 2018 effective tax rate primarily due to the 2018 discrete tax benefits from the acquisition of MERS and the divestiture of Trayport exceeding the net increased tax benefits recorded in 2019 from certain international tax provisions under the U.S. Federal Tax Cuts and Jobs Act, or TCJA.

•
Excluding the 2017 deferred tax benefit from the U.S. tax law changes, the 2018 effective tax rate is lower than the 2017 effective tax rate due to the TCJA, which reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, tax benefits from our acquisition of MERS, our divestiture of Trayport and deferred tax benefits from the U.S. tax rate reduction resulting from changes in estimates.

Business Environment and Market Trends
Our business environment has been characterized by:

•	globalization of marketplaces, customers and competitors;

•	commodity, interest rate and financial markets uncertainty;

•	growing demand for data to inform customers' risk management and investment decisions;

•	evolving, increasing and disparate regulation across multiple jurisdictions;

•	price volatility increasing customers' demand for risk management services;

•	increasing focus on capital and cost efficiencies;

•	customers' preference to manage risk in markets demonstrating the greatest depth of liquidity and product diversity;

•	the evolution of existing products and new product innovation to serve emerging customer needs and changing industry agreements;

•	rising demand for speed, data, data capacity and connectivity by market participants, necessitating increased investment in technology; and

•	consolidation and increasing competition among global markets for trading, clearing and listings.
Recent changes with regard to global financial reform have emphasized the importance of transparent markets, centralized clearing and access to data, all of which are important aspects of our product offering. However, some of the proposed rules have yet to be implemented and some rules that have already been partially implemented are being reconsidered. In addition, some of the global regulations have not been fully harmonized and several non-U.S. regulations are inconsistent with U.S. rules. As the evolution continues, legislative and regulatory actions may change the way we conduct our business and may create uncertainty for market participants, which could affect trading volumes or demand for market data. As a result, it is difficult to predict all of the effects that the legislation and its implementing regulations will have on us. As discussed more fully in Item 1 “- Business - Regulation” included in this Annual Report, Brexit, the implementation of MiFID II and other regulations may result in operational, regulatory and/or business risk.
We have diversified our business so that we are not dependent on volatility or trading activity in any one asset class. In addition, we have increased our portion of non-transaction and clearing revenues from 34% in 2014 to 51% in 2019. This non-transaction revenue includes data services and listings.
We have invested, and continue to invest significant resources, in our proprietary ICE Global Network and cybersecurity protections to minimize the potential impact of a wide-scale cyber interruption, system outages or global regulatory drive to move critical infrastructure and/or sensitive financial transactions away from the public Internet. We believe that our current and historic investments in this space position us well competitively to accommodate increased costs of compliance, assurance, or incident response, however, trends in nationalism and data privacy could result in requirements that necessitate increases in staffing or the introduction of local data collection, and such requirements could undermine our synergistic centralized service model. Further, a prolonged and impactful cyber-attack on any of our market participants could drive the industry away from electronification and reduce the market advantages we have realized through automation.
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
We continue to focus on our strategy to grow each of our revenue streams, and prudently manage expenses, in order to mitigate these uncertainties and to build on our growth opportunities by leveraging our proprietary data, clearing and markets.
Segment Results
Our business is conducted through two reportable business segments:

•	Trading and Clearing, which comprises our transaction-based execution and clearing businesses; and

•	Data and Listings, which comprises our subscription-based data services and securities listings businesses.
While revenues are recorded specifically in the segment in which they are earned or to which they relate, a significant portion of our operating expenses are not solely related to a specific segment because the expenses serve functions that are necessary for the operation of both segments. We use a pro-rata revenue approach as the allocation method for the expenses that do not relate solely to one segment. Further, we did not allocate expenses to specific revenue streams within these segments since such an allocation is not reasonably possible. Our two segments do not engage in intersegment transactions. For details on trends in recent prior year periods, refer to our 2018 and 2017 Annual Reports on Form 10-K.

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

	Year Ended December 31,			Year Ended December 31,
	2019	2018	Change	2018	2017	Change
Revenues:
Energy futures and options contracts	$992	$965	3%	$965	$909	6%
Agricultural and metals futures and options contracts	251	251	—	251	216	16
Financial futures and options contracts	332	354	(6)	354	326	9
Cash equities and equity options	1,643	1,624	1	1,624	1,491	9
Fixed income and credit	364	240	52	240	139	72
OTC and other transactions	45	49	(8)	49	50	(2)
Transaction and clearing, net	3,627	3,483	4	3,483	3,131	11
Other revenues	260	234	11	234	202	16
Revenues	3,887	3,717	5	3,717	3,333	12
Transaction-based expenses	1,345	1,297	4	1,297	1,205	8
Revenues, less transaction-based expenses	2,542	2,420	5	2,420	2,128	14
Other operating expenses	763	686	11	686	592	16
Depreciation and amortization	268	215	24	215	187	16
Acquisition-related transaction and integration costs	2	10	(81)	10	2	n/a
Operating expenses	1,033	911	13	911	781	17
Operating income	$1,509	$1,509	—%	$1,509	$1,347	12%
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
In 2019 and 2018, 19% and 20%, respectively, of our Trading and Clearing segment revenues, less transaction-based expenses, were billed in pounds sterling or euros. Due to the fluctuations of the pound sterling and euro compared to the

U.S. dollar, our Trading and Clearing segment revenues, less transaction-based expenses, were lower by $25 million in 2019 from 2018.
Our transaction and clearing revenues are presented net of rebates. We recorded rebates of $860 million and $844 million in 2019 and 2018, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. The increase in the rebates is due primarily to increased volumes in products with higher rates per contract, an increase in the number of rebate programs offered and an increase in the number of participants within our energy futures and options programs.

•	Energy Futures and Options Contracts: Total energy volume decreased 3% and revenues increased 3% in 2019 from 2018.

–	Total oil volume decreased 2% in 2019 from 2018 primarily driven by lower volumes within Brent, partially offset by strength in our Other Crude and Refined Products complex.

–
Our global natural gas futures and options volume decreased 6% in 2019 from 2018. The volume decrease was primarily due to lower Henry Hub volumes and was partially offset by increased volumes in our European TTF gas contract. The strength in our European TTF gas volumes was driven by the continued emergence of TTF as the European benchmark for natural gas as natural gas continues to globalize.

–	Emission futures and options volumes increased 2% in 2019 from 2018 driven by higher carbon prices and supply-demand dynamics impacted by regulatory uncertainty.

•
Agricultural and Metals Futures and Options Contracts: Total volume in our agricultural and metals futures and options markets increased 4% and revenues were flat in 2019 from 2018. The overall increase in agricultural volumes was primarily driven by price volatility resulting from supply and demand dynamics, including weather concerns and geopolitical events.

–	Sugar futures and options volumes increased 2% in 2019 from 2018.

–	Other agricultural and metal futures and options volume increased 5% in 2019 from 2018.

•	Financial Futures and Options Contracts: Total volume and revenues in our financial futures and options markets decreased 11% and 6%, respectively, in 2019 from 2018.

–
Interest rate futures and options volume and revenue decreased 13% and 15%, respectively, in 2019 from 2018 driven, in part, by a muted European economic backdrop. Interest rate futures and options revenues were $196 million and $230 million in 2019 and 2018, respectively.

–
Other financial futures and options volume, which includes our MSCI®, FTSE® and NYSE FANG+ equity index products, decreased 1% and revenue increased 10% in 2019 from 2018. Other financial futures and options volume decreased due to lower equity market volatility than in the prior year while revenues increased due to strong volumes in our MSCI® complex. Other financial futures and options revenues were $136 million and $124 million in 2019 and 2018, respectively.

•
Cash Equities and Equity Options: Cash equities handled volume was flat in 2019 from 2018. Cash equities revenues, net of transaction-based expenses, were $203 million and $220 million in 2019 and 2018, respectively. Equity options volume decreased 6% in 2019 from 2018 due to lower equity market volatility than in the prior year. Equity options revenues, net of transaction-based expenses, were $95 million and $107 million in 2019 and 2018, respectively.

•
Fixed Income and Credit: Fixed income and credit includes revenues from ICE Mortgage Services, ICE Bonds and CDS execution and clearing. Fixed income transaction revenues in 2019 include an increase of $133 million due to acquisitions made in these businesses in late 2018 and 2019.

CDS clearing revenues were $132 million and $139 million in 2019 and 2018, respectively. The notional value of CDS cleared was $14.7 trillion and $16.4 trillion in 2019 and 2018, respectively. CDS clearing revenues decreased in 2019 from 2018 due to lower market volatility, partially offset by record buy-side participation at our U.S. CDS clearing house, ICE Clear Credit, in terms of number of participants and single name notional cleared.

•	OTC and Other Transactions: OTC and other transactions include revenues from our OTC energy business and other trade confirmation services.

Other Revenues
Other revenues primarily include interest income on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, technology development fees, exchange membership fees and agricultural grading and certification fees. The increase in other revenues in 2019 from 2018 is primarily due to increased interest income earned on certain clearing margin deposits reflecting higher balances and increased interest rates, as well as due to the acquisition of Simplifile.

Selected Operating Data
The following charts and tables present trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts):

Volume and Rate per Contract

	Year Ended December 31,			Year Ended December 31,
	2019	2018	Change	2018	2017	Change
Number of contracts traded (in millions):
Energy futures and options	669	692	(3)%	692	685	1%
Agricultural and metals futures and options	111	107	4%	107	94	15%
Financial futures and options	630	710	(11)%	710	647	10%
Total	1,410	1,509	(7)%	1,509	1,426	6%

	Year Ended December 31,			Year Ended December 31,
	2019	2018	Change	2018	2017	Change
Average Daily Volume of contracts traded (in thousands):
Energy futures and options	2,655	2,747	(3)%	2,747	2,731	1%
Agricultural and metals futures and options	442	427	4%	427	374	14%
Financial futures and options	2,460	2,770	(11)%	2,770	2,536	9%
Total	5,557	5,944	(7)%	5,944	5,641	5%

	Year Ended December 31,			Year Ended December 31,
Rate per contract:	2019	2018	Change	2018	2017	Change
Energy futures and options	$1.48	$1.39	6%	$1.39	$1.33	5%
Agricultural and metals futures and options	$2.25	$2.34	(4)%	$2.34	$2.30	2%
Financial futures and options	$0.52	$0.49	6%	$0.49	$0.49	—%
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

Open Interest

	As of December 31,			As of December 31,
	2019	2018	Change	2018	2017	Change
Open interest — in thousands of contracts:
Energy futures and options	37,433	35,019	7%	35,019	33,906	3%
Agricultural and metals futures and options	3,836	3,643	5%	3,643	3,391	7%
Financial futures and options	29,369	29,061	1%	29,061	24,025	21%
Total	70,638	67,723	4%	67,723	61,322	10%

The following charts and tables present selected cash and equity options trading data. All trading volume below is presented as average net daily trading volume, or ADV, and is single counted:

	Year Ended December 31,			Year Ended December 31,
	2019	2018	Change	2018	2017	Change
NYSE cash equities (shares in millions):
Total cash handled volume	1,740	1,735	—%	1,735	1,521	14%
Total cash market share matched	24.2%	23.2%	1.0 pts	23.2%	22.8%	0.4 pts

NYSE equity options (contracts in thousands):
NYSE equity options volume	3,172	3,386	(6)%	3,386	2,375	43%
Total equity options volume	17,542	18,217	(4)%	18,217	14,697	24%
NYSE share of total equity options	18.1%	18.6%	(0.5) pts	18.6%	16.2%	2.4 pts

Revenue capture or rate per contract:
Cash equities rate per contract (per 100 shares)	$0.046	$0.050	(8)%	$0.050	$0.051	(2)%
Equity options rate per contract	$0.12	$0.12	(5)%	$0.12	$0.15	(17)%
Handled volume represents the total number of shares of equity securities, ETFs and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.

Transaction-Based Expenses
Our equities and equity options markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. Section 31 fees are recorded on a gross basis as a component of transaction and clearing fee revenue. These Section 31 fees are assessed to recover the government’s costs of supervising and regulating the securities markets and professionals and are subject to change. We, in turn, collect corresponding activity assessment fees from member organizations clearing or settling trades on the equities and options exchanges, and recognize these amounts in our transaction and clearing revenues when invoiced. The activity assessment fees are designed to equal the Section 31 fees. As a result, activity assessment fees and the corresponding Section 31 fees do not have an impact on our net income, although the timing of payment by us may vary from collections. Section 31 fees were $379 million and $357 million in 2019 and 2018, respectively. The fees we collect are included in cash at the time of receipt and we remit the amounts to the SEC semi-annually as required. The total amount is included in accrued liabilities and was $138 million as of December 31, 2019.
We make liquidity payments to cash and options trading customers, as well as routing charges made to other exchanges which are included in transaction-based expenses. We incur routing charges when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We record routing charges on a gross basis as a component of transaction and clearing fee revenue. Cash liquidity payments, routing and clearing fees were $966 million and $940 million in 2019 and 2018, respectively.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Trading and Clearing segment's operating expenses, operating income and operating margin (dollars in millions). See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Trading and Clearing Segment:	Year Ended December 31,			Year Ended December 31,
	2019	2018	Change	2018	2017	Change
Operating expenses	$1,033	$911	13%	$911	$781	17%
Adjusted operating expenses(1)	$908	$824	10%	$824	$714	16%
Operating income	$1,509	$1,509	—%	$1,509	$1,347	12%
Adjusted operating income(1)	$1,634	$1,596	2%	$1,596	$1,414	13%
Operating margin	59%	62%	(3 pts)	62%	63%	(1 pt)
Adjusted operating margin(1)	64%	66%	(2 pts)	66%	66%	—

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

	Year Ended December 31,			Year Ended December 31,
	2019	2018	Change	2018	2017	Change
Revenues:
Pricing and analytics	$1,083	$1,043	4%	$1,043	$970	7%
Exchange data and feeds	704	670	5	670	632	6
Desktops and connectivity	424	402	5	402	482	(17)
Data services	2,211	2,115	5	2,115	2,084	1
Listings	449	444	1	444	426	4
Revenues	2,660	2,559	4	2,559	2,510	2
Other operating expenses	1,102	1,090	1	1,090	1,096	(1)
Acquisition-related transaction and integration costs	—	24	n/a	24	34	(29)
Depreciation and amortization	394	371	6	371	348	6
Operating expenses	1,496	1,485	1	1,485	1,478	—
Operating income	$1,164	$1,074	8%	$1,074	$1,032	4%
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
In 2019 and 2018, 7% and 8%, respectively, of our Data and Listings segment revenues were billed in pounds sterling or euros (all relating to our data services revenues). As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues denominated in foreign currencies changes accordingly. Due to the strengthening of the U.S. dollar compared to the pound sterling and euro during 2019, our data services revenues were lower by $9 million in 2019 than in 2018.
Data Services Revenues
Our data services revenues are primarily subscription-based and increased 5% in 2019 from 2018 primarily due to the strong retention rate of existing customers, the addition of new customers, increased purchases by existing customers and increases in pricing of our products.

•
Pricing and Analytics: Our pricing and analytics revenues increased 4% in 2019 from 2018. The increase in revenue was due to strength in our pricing and reference data and index businesses driven by the strong retention rate of existing customers, the addition of new customers, increased purchases by existing customers and increases in pricing of our products. This growth was partially offset by $5 million of unfavorable fluctuations in the U.S. dollar as compared to the pound sterling and euro.

•
Exchange Data and Feeds: Our exchange data and feeds revenues increased 5% in 2019 from 2018. The increase in revenue was largely due to strength in our futures exchange data and to a lesser extent cash equities exchange data. The growth was driven by the strong retention rate of existing customers, the addition of new customers, increased purchases by existing customers, a larger share of the NMS Plan revenue and increases in pricing of our products.

•
Desktops and Connectivity: Our desktop and connectivity revenues increased 5% in 2019 from 2018. The increase in revenue was driven primarily by growth in our connectivity services including the ICE Global Network, coupled with stronger desktop revenues.

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
As of December 31, 2019, ASV was $2.014 billion, which increased 5.5% compared to the ASV as of December 31, 2018. This does not adjust for year-over-year foreign exchange fluctuations or impacts of acquisitions.

Listings Revenues
Listings revenues in our securities markets arise from fees applicable to companies listed on our cash equities exchanges– original listing fees and annual listing fees. Original listing fees consist of two components: initial listing fees and fees related to corporate actions. Initial listing fees, subject to a minimum and maximum amount, are based on the number of shares that a company initially lists. All listings fees are billed upfront and the identified performance obligations are satisfied over time. Revenue related to the investor relations performance obligation is recognized ratably over the period these services are provided, with the remaining revenue recognized ratably over time as customers continue to list on our exchanges.
In addition, we earn corporate actions-related listing fees in connection with actions involving the issuance of new shares, such as stock splits, rights issues and sales of additional securities, as well as mergers and acquisitions. Listings fees related to other corporate actions are considered contract modifications of our listing contracts and are recognized ratably over time as customers continue to list on our exchanges.
In 2019, NYSE and NYSE American raised the most capital globally with approximately $112 billion raised in IPOs and follow-on offerings from over 300 transactions.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Data and Listings segment's operating expenses, operating income and operating margin (dollars in millions). See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Data and Listings Segment:	Year Ended December 31,			Year Ended December 31,
	2019	2018	Change	2018	2017	Change
Operating expenses	$1,496	$1,485	1%	$1,485	$1,478	—%
Adjusted operating expenses(1)	$1,281	$1,247	3%	$1,247	$1,233	1%
Operating income	$1,164	$1,074	8%	$1,074	$1,032	4%
Adjusted operating income(1)	$1,379	$1,312	5%	$1,312	$1,277	3%
Operating margin	44%	42%	2 pts	42%	41%	1 pt
Adjusted operating margin(1)	52%	51%	1 pt	51%	51%	—

(1) The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. These adjusted numbers are not calculated in accordance with GAAP. See “- Non-GAAP Financial Measures” below.

Consolidated Operating Expenses
The following presents our consolidated operating expenses (dollars in millions):

	Year Ended December 31,			Year Ended December 31,
	2019	2018	Change	2018	2017	Change
Compensation and benefits	$1,042	$994	5%	$994	$946	5%
Professional services	125	131	(5)	131	121	8
Acquisition-related transaction and integration costs	2	34	(94)	34	36	(5)
Technology and communication	469	432	8	432	397	9
Rent and occupancy	68	68	1	68	69	(2)
Selling, general and administrative	161	151	7	151	155	(3)
Depreciation and amortization	662	586	13	586	535	10
Total operating expenses	$2,529	$2,396	6%	$2,396	$2,259	6%
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
In 2019 and 2018, 12% and 13%, respectively, of our operating expenses were incurred in pounds sterling or euros. Due to fluctuations in the U.S. dollar compared to the pound sterling and euro, our consolidated operating expenses were $14 million lower in 2019 than in 2018. See Item 7(A) “- Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” below for additional information.
Compensation and Benefits Expenses
Compensation and benefits expense is our most significant operating expense and includes non-capitalized employee wages, bonuses, non-cash or stock compensation, certain severance costs, benefits and employer taxes. The bonus component of our compensation and benefits expense is based on both our financial performance and individual employee performance. The performance-based restricted stock compensation expense is also based on our financial performance. Therefore, our compensation and benefits expense will vary year-to-year based on our financial performance and fluctuations in our number of employees. The below chart summarizes the significant drivers of our compensation and benefits expense results for the periods presented (dollars in millions, except employee headcount).

	Year Ended December 31,
	2019	2018	Change
Employee headcount	5,989	5,161	16%
Employee severance and retention costs excluding acquisitions	$18	$30	(41)%
Stock-based compensation expenses	$139	$130	7%

Employee headcount and compensation and benefits expenses increased in 2019 from 2018 primarily due the acquisitions of Simplifile in 2019 and CHX Holdings, Inc., the parent company of the Chicago Stock Exchange, or CHX, TMC Bonds and MERS in 2018 and the 2018 launch of Bakkt. Employee headcount also increased due to new employees in our ICE India office, who had previously been our contractors, during the three months ended December 31, 2019. These new businesses resulted in additional compensation and benefits expense of $57 million in 2019 from 2018. Stock-based compensation expenses in the table above relate to employee stock option and restricted stock awards.
Professional Services Expenses
Professional services expense includes fees for consulting services received on strategic and technology initiatives, temporary labor, as well as regulatory, legal and accounting fees, and may fluctuate as a result of changes in consulting and technology services, temporary labor, and regulatory, accounting and legal proceedings.
Professional services expenses decreased in 2019 from 2018 primarily due to lower consulting service fees on regulatory, accounting, technology and reference data services. This was partially offset by higher legal fees associated with regulatory matters, litigation matters and consulting work related to strategic initiatives.
Acquisition-Related Transaction and Integration Costs
In 2019, we incurred $2 million in acquisition-related transaction and integration costs, primarily related to professional services costs from our 2019 acquisition of Simplifile and other strategic opportunities.
In 2018, we incurred $34 million in acquisition-related transaction and integration costs, primarily relating to employee terminations and lease terminations in connection with our integrations of Interactive Data, Securities Evaluations and Credit Market Analysis, professional services costs from our 2018 acquisitions, and a $5 million banker success fee in connection with our acquisition of TMC Bonds. The integration of Interactive Data was completed by June 30, 2018.
We expect to continue to explore and pursue various potential acquisitions and other strategic opportunities to strengthen our competitive position and support our growth. As a result, we may incur acquisition-related transaction costs in future periods.

Technology and Communication Expenses
Technology support services consist of costs for running our wholly-owned data centers, hosting costs paid to third-party data centers, and maintenance of our computer hardware and software required to support our technology and cybersecurity. These costs are driven by system capacity, functionality and redundancy requirements. Communication expenses consist of costs for network connections for our electronic platforms and telecommunications costs.
Technology and communications expense also includes fees paid for access to external market data, licensing and other fee agreement expenses, which may be impacted by growth in electronic contract volume, our capacity requirements, changes in the number of telecommunications hubs and connections with customers to access our electronic platforms directly. Beginning in the second quarter of 2019, we have reflected amounts owed under certain third-party revenue share arrangements as technology and communication operating expenses rather than as had been previously recorded net within transaction and clearing revenues, which resulted in an increase in technology and communications expense of $37 million in 2019 from 2018.
Total technology and communications expenses also increased in 2019 from 2018, due to $16 million in costs related to our acquisitions of CHX, TMC Bonds and MERS in 2018 and Simplifile in 2019, and our launch of Bakkt. The increase in 2019 was offset by additional costs related to data migrations, hardware support upgrades and cybersecurity investments of $17 million in 2018.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses include marketing, advertising, public relations, insurance, bank service charges, dues and subscriptions, travel and entertainment, non-income taxes and other general and administrative costs. Selling, general and administrative expenses increased in 2019 from 2018, primarily due to $5 million in costs related to our 2018 acquisitions of CHX, TMC Bonds, and MERS, our 2019 acquisition of Simplifile and our launch of Bakkt, and increased travel and entertainment and other general and administrative costs, partially offset by the release of non-income tax reserves.
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
We recorded amortization expenses on intangible assets acquired as part of our acquisitions, as well as on other intangible assets, of $311 million and $289 million in 2019 and 2018, respectively. Amortization expense increased in 2019 from 2018, as a result of CHX, TMC Bonds and MERS intangible assets, and the $31 million impairment loss on exchange registration intangible assets on ICE Futures Singapore, partially offset by the 2018 $4 million impairment loss on exchange registration intangible assets related to our closure of ICE Futures Canada and ICE Clear Canada.
We recorded depreciation expenses on our fixed assets of $320 million and $293 million in 2019 and 2018, respectively. The increase in 2019 over 2018 was primarily due to depreciation resulting from increased software development and networking equipment.

Consolidated Non-Operating Income (Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following tables present our non-operating income (expenses) (dollars in millions):

	Year Ended December 31,			Year Ended December 31,
	2019	2018	Change	2018	2017	Change
Other income (expense):
Interest income	$35	$22	55%	$22	$8	174%
Interest expense	(285)	(244)	17	(244)	(187)	31
Other income, net	58	159	(63)	159	326	(51)
Total other income (expense), net	$(192)	$(63)	203%	$(63)	$147	n/a

Net income attributable to non-controlling interest	$(27)	$(32)	(17)%	$(32)	$(28)	12%
Interest Income
Interest income increased in 2019 from 2018 primarily due to a rise in short-term interest rates on various investments, as well as higher cash and restricted cash balances at ICE Clear Europe related to our guaranty fund contributions and increased regulatory capital.
Interest Expense
Interest expense increased in 2019 from 2018 primarily due to an increase in the principal and coupon of our bond refinancing in August 2018, as well as a rise in short-term interest rates impacting our Commercial Paper Program. See “- Debt” below.
Other income, net
In connection with our equity investment in Euroclear, we recognized dividend income of $19 million and $15 million in 2019 and 2018, respectively, which is included in other income.
In September 2019, we recorded promissory note impairment charges of $16 million on work performed by the original plan processor on the CAT. Due to delays and failures in implementation and functionality by the original plan processor, as well as recently-published proposals by the SEC for an amended timeline and implementation structure, we believe the risk that execution venues are not reimbursed has increased, resulting in this impairment.
Our equity method investments include the Options Clearing Corporation, or OCC, and prior to purchasing the remaining minority stake in MERS in October 2018, our majority investment in MERS. We recognized $62 million and $46 million in equity income as other income related to these investments during 2019 and 2018, respectively.
Prior to October 2018, we owned a majority stake in MERS and treated it as an equity method investment because we did not have the ability to control its operations. On October 3, 2018, we completed the purchase of all remaining interests of MERS and recognized a $110 million gain on our initial investment value as other income.
We own a 40% interest in the OCC, which is regulated by the SEC and the CFTC. On February 13, 2019, the SEC disapproved the OCC capital plan that was established in 2015. Following the SEC disapproval, the OCC also announced that it will not be providing a refund to clearing members or declaring a dividend to shareholders for the year ended December 31, 2018, which resulted in higher reported OCC 2018 net income than we had estimated. During 2019, we recognized $62 million of equity earnings as our share of estimated OCC profits, including $19 million related to 2018 earnings which was recognized during 2019. Refer to Note 4 to our consolidated financial statements, included in this Annual Report for additional details on our OCC investment.
In connection with our adoption of Accounting Standards Update, or ASU, 2017-07, Compensation Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, or ASU 2017-07, we are recognizing the other components of net benefit cost of our defined benefit plans in the income statement as non-operating income on a full retrospective basis. The combined net periodic expense of these plans was $4 million and $8 million in 2019 and 2018, respectively.
We incurred foreign currency transaction losses of $5 million and $2 million in 2019 and 2018, respectively. This was primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. Foreign currency transaction gains and losses are recorded in other income, net, when the settlement of foreign currency assets, liabilities and payables that occur in non-functional currencies due to the increase or decrease in the period-end foreign currency exchange rates between periods. See Item 7A “- Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” included elsewhere in this Annual Report for more information on these items.
Non-controlling Interest
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests. As of December 31, 2019, our non-controlling interests include those related to the non-ICE limited partners in our CDS clearing subsidiaries and the redeemable non-controlling interests of the non-ICE partners in Bakkt.
During September 2018, we purchased a 3.2% interest in a non-ICE limited partner of our CDS clearing subsidiaries, and the remaining non-ICE limited partners hold a 26.7% ownership interest as of December 31, 2019. Refer to Note 3 to our consolidated financial statements contained elsewhere in this Annual Report.
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
Consolidated Income Tax Provision
Consolidated income tax expense was $521 million and $500 million in 2019 and 2018, respectively. The change in consolidated income tax expense between years is primarily due to the tax impact of changes in our pre-tax income and the changes in our effective tax rate. Our effective tax rate was 21% and 20% in 2019 and 2018, respectively.
The 2019 effective tax rate is higher than the 2018 effective tax rate primarily due to the 2018 discrete tax benefits from the acquisition of MERS and the divestiture of Trayport exceeding the net increased tax benefits recorded in 2019 from certain international tax provisions under the TCJA.
On December 22, 2017, the TCJA was signed into law. The TCJA enacted broad changes to the U.S. federal income tax code, including reducing the federal corporation income tax rate from 35% to 21%. The reductions in U.S. corporate income tax rates resulted in deferred tax benefits in the period of enactment. The impact of the deferred tax benefits lowered the 2017 effective tax rate by 30% and resulted in a deferred tax benefit of $764 million.
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

	Three Months Ended,
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenues:
Energy futures and options contracts	$243	$265	$255	$229	$257	$223	$250	$235
Agricultural and metals futures and options contracts	57	60	72	62	54	58	74	65
Financial futures and options contracts	80	91	78	83	92	77	94	91
Cash equities and equity options	442	401	410	390	462	335	389	438
Fixed income and credit	96	101	80	87	83	56	45	56
OTC and other transactions	11	11	12	11	13	11	12	13
Total transaction and clearing, net	929	929	907	862	961	760	864	898
Pricing and analytics	274	273	270	266	264	263	262	254
Exchange data and feeds	176	172	180	176	174	168	164	164
Desktops and connectivity	109	108	103	104	101	99	100	102
Total data services	559	553	553	546	539	530	526	520
Listings	113	114	111	111	112	112	111	109
Other revenues	66	67	63	64	65	61	55	53
Total revenues	1,667	1,663	1,634	1,583	1,677	1,463	1,556	1,580
Transaction-based expenses	369	327	336	313	369	263	310	355
Total revenues, less transaction-based expenses	1,298	1,336	1,298	1,270	1,308	1,200	1,246	1,225
Compensation and benefits	274	261	259	248	262	251	241	240
Professional services	28	35	29	33	40	32	29	30
Acquisition-related transaction and integration costs	1	—	1	—	1	6	15	12
Technology and communication	123	126	113	107	112	107	108	105
Rent and occupancy	16	17	18	17	18	17	16	17
Selling, general and administrative	45	33	41	42	42	37	39	33
Depreciation and amortization	189	158	157	158	157	148	143	138
Total operating expenses	676	630	618	605	632	598	591	575
Operating income	622	706	680	665	676	602	655	650
Other income (expense), net (1)	(35)	(66)	(52)	(39)	62	(48)	(44)	(33)
Income tax expense	134	103	150	134	119	89	149	143
Net income	$453	$537	$478	$492	$619	$465	$462	$474
Net income attributable to non-controlling interest	(5)	(8)	(6)	(8)	(8)	(7)	(7)	(10)
Net income attributable to Intercontinental Exchange, Inc.	$448	$529	$472	$484	$611	$458	$455	$464

(1) Other income (expense), net for the three months ended December 31, 2018 includes a $110 million gain in connection with our acquisition of MERS.

Liquidity and Capital Resources
Below are charts that reflect our capital allocation. The acquisition and integration costs in the chart below includes cash paid for acquisitions, net of cash received for divestitures, cash paid for equity investments, cash paid for non-controlling interest and redeemable non-controlling interest, and acquisition-related transaction and integration costs, in each year.
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
See “- Recent Developments” above for a discussion of the acquisitions that we made during 2019. These acquisitions were funded from borrowing under our Commercial Paper Program along with cash flows from operations.
Our Commercial Paper Program enables us to borrow efficiently at reasonable short-term interest rates and provides us with the flexibility to de-lever using our strong annual cash flows from operating activities whenever our leverage becomes elevated as a result of investment or acquisition activities. We had net issuances of $360 million under our Commercial Paper Program during 2019.
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

Consolidated cash and cash equivalents were $841 million and $724 million as of December 31, 2019 and 2018, respectively. We had $1.3 billion and $1.1 billion in short-term and long-term restricted cash and cash equivalents as of December 31, 2019 and 2018, respectively.
As of December 31, 2019, the amount of unrestricted cash held by our non-U.S. subsidiaries was $459 million. Due to U.S. tax reform, the majority of our foreign earnings since January 1, 2018 have been subject to immediate U.S. income taxation, and consequently, the existing non-U.S. unrestricted cash balance can be distributed to the U.S. in the future with no material additional income tax consequences.
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
Repurchases of our common stock may be made from time to time on the open market, through established trading plans, in privately-negotiated transactions or otherwise, in accordance with all applicable securities laws, rules and regulations. In 2019 and 2018, we repurchased 17.4 million shares and 16.3 million shares, respectively, of our outstanding common stock at a cost of $1.5 billion and $1.2 billion, respectively. In 2019, we repurchased 16.1 million shares of our outstanding common stock at a cost of $1.4 billion under our Rule 10b5-1 trading plan and 1.3 million shares at a cost of $100 million on the open market. Shares repurchased are held in treasury stock.
From time to time, we enter into Rule 10b5-1 trading plans, as authorized by our Board of Directors, to govern some or all of the repurchases of our shares of common stock. The timing and extent of future repurchases that are not made pursuant to a Rule 10b5-1 trading plan will be at our discretion and will depend upon many conditions. In making a determination regarding any stock repurchases, management considers multiple factors, including overall stock market conditions, our common stock price performance, the remaining amount authorized for repurchases by our Board of Directors, the potential impact of a stock repurchase program on our corporate debt ratings, our expected free cash flow and working capital needs, our current and future planned strategic growth initiatives, and other potential uses of our cash and capital resources.
In September 2018, our Board of Directors approved an aggregate of $2.0 billion for future repurchases of our common stock with no fixed expiration date that became effective January 1, 2019. In December 2019, our Board of Directors approved an aggregate of $2.4 billion for future repurchases of our common stock with no fixed expiration date that became effective January 1, 2020. The $2.4 billion replaced the previous amount approved by the Board of Directors. We expect this authorization to provide us with capacity for buybacks over six quarters and flexibility to act opportunistically. We expect funding for any share repurchases to come from our operating cash flow or borrowings under our Commercial Paper Program or our debt facilities.
We may discontinue stock repurchases at any time and may amend or terminate a Rule 10b5-1 trading plan at any time. The approval of our Board of Directors for the share repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our Board of Directors may increase or decrease the amount of capacity we have for repurchases from time to time.

Cash Flow
The following table presents the major components of net changes in cash, cash equivalents, and restricted cash and cash equivalents (in millions):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by (used in):
Operating activities	$2,659	$2,533	$2,085
Investing activities	(594)	(1,755)	92
Financing activities	(1,753)	(463)	(1,971)
Effect of exchange rate changes	4	(11)	12
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	$316	$304	$218
Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital.
The $126 million increase in net cash provided by operating activities in 2019 from 2018, is primarily a result of an increase in net income, excluding certain non-cash adjustments such as the 2018 non-cash gain on MERS and the $31 million impairment loss on the ICE Futures Singapore exchange registration intangible asset in 2019. The remaining increase is due to fluctuations in our working capital and the timing of various payments such as transaction-related expenses and taxes.
Investing Activities
Consolidated net cash provided by (used in) investing activities in 2019 and 2018 relates to cash paid for acquisitions, purchases of investments, proceeds from term deposits, a return of capital related to our investment in OCC, proceeds from investments related to MERS and changes in capital expenditures and capitalized software development costs.
We paid cash for acquisitions, net of the cash of the companies acquired, of $352 million and $1.2 billion in 2019 and 2018, respectively, primarily relating to the Simplifile acquisition during 2019 and the BondPoint, TMC Bonds and MERS acquisitions during 2018. We made cash investments of $306 million during 2018 related to Euroclear and MERS.
In 2019, we had a $60 million return of capital related to our equity method investment in the OCC. Refer to Note 4 to our consolidated financial statements, included in this Annual Report for additional details on our OCC investment.
We had capital expenditures of $153 million and $134 million in 2019 and 2018, respectively, and we had capitalized software development expenditures of $152 million and $146 million in 2019 and 2018, respectively. The capital expenditures primarily relate to hardware and software purchases to continue the development and expansion of our electronic platforms, data services and clearing houses and leasehold improvements associated with the new and renovated office spaces in Atlanta, New York, London and India. The software development expenditures primarily relate to the continued development and expansion of our electronic trading platforms, data services and clearing houses.
Financing Activities
Consolidated net cash used in financing activities in 2019 primarily relates to $1.5 billion in repurchases of common stock, $360 million in net borrowings under our Commercial Paper Program, $621 million in dividend payments to stockholders and $65 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises.
Consolidated net cash used in financing activities in 2018 primarily relates to $1.2 billion in repurchases of common stock, $600 million in repayments of our October 2018 Senior Notes, $555 million in dividend payments to our stockholders, $283 million in net repayments under our Commercial Paper Program, and $80 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises, partially offset by $2.2 billion in net proceeds from our Senior Notes issued in 2018 (the September 2023, 2028 and 2048 Senior Notes). See Note 10 to our consolidated financial statements, included in this Annual Report.
Debt
As of December 31, 2019, we had $7.8 billion in outstanding debt, consisting of $6.5 billion of senior notes and $1.3 billion under the U.S. dollar commercial paper program, or the Commercial Paper Program. The commercial paper notes had original maturities ranging from two to 87 days as of December 31, 2019, with a weighted average interest rate of 1.84% per annum, and a weighted average remaining maturity of 22 days. Commercial paper notes of $951 million with original maturities ranging from two to 77 days were outstanding as of December 31, 2018, with a weighted average interest rate of 2.48% per annum, and a weighted average remaining maturity of 12 days.
We currently have a $3.4 billion senior unsecured revolving credit facility, or the Credit Facility, pursuant to a credit agreement with Wells Fargo Bank, N.A., as primary administrative agent, issuing lender and swing-line lender, Bank of America, N.A., as syndication agent, backup administrative agent and swing-line lender, and the lenders party thereto. As of December 31, 2019, of the $3.4 billion that is currently available for borrowing under the Credit Facility, $1.3 billion is required to back-stop the amount outstanding under our Commercial Paper Program and $160 million is required to support certain broker dealer subsidiary commitments. The amount required to backstop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $1.9 billion is available for working capital and general corporate purposes, including, but not limited to, acting as a back-stop to future increases in the amounts outstanding under the Commercial Paper Program.
For additional details of our debt instruments, refer to Note 10 to our consolidated financial statements, included in this Annual Report.
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
We currently expect to incur capital expenditures (including operational and real estate capital expenditures) and to incur software development costs that are eligible for capitalization ranging in the aggregate between $290 million and $320 million in 2020, which we believe will support the enhancement of our technology, business integration and the continued growth of our businesses.

In December 2019, our Board of Directors approved an aggregate of $2.4 billion for future repurchases of our common stock with no fixed expiration date that became effective on January 1, 2020. We expect this authorization to provide us with capacity for buybacks over six quarters and flexibility to act opportunistically. Refer to Note 12 to our consolidated financial statements, included in this Annual Report, for additional details on our stock repurchase plans.
Our Board of Directors has adopted a quarterly dividend policy providing that dividends will be approved quarterly by the board or its Audit Committee taking into account factors such as our evolving business model, prevailing business conditions, our current and future planned strategic growth initiatives and our financial results and capital requirements, without a predetermined net income payout ratio. During 2019, we paid cash dividends of $1.10 per share of our common stock in the aggregate, including quarterly dividends of $0.275 per share, for an aggregate payout of $621 million, which includes the payment of dividend equivalents on unvested employee restricted stock units. Refer to Note 12 to our consolidated financial statements included in this Annual Report, for details on the amounts of our quarterly dividend payouts for the last three years. For the first quarter of 2020, we announced a $0.30 per share dividend payable on March 31, 2020 to stockholders of record as of March 17, 2020.
Other than the facilities for the ICE Clearing Houses, our Credit Facility and our Commercial Paper Program are currently the only significant agreements or arrangements that we have for liquidity and capital resources with third parties. See Notes 10 and 14 to our consolidated financial statements where discussed further. In the event of any strategic acquisitions, mergers or investments, or if we are required to raise capital for any reason or desire to return capital to our stockholders, we may incur additional debt, issue additional equity to raise necessary funds, repurchase additional shares of our common stock or pay a dividend. However, we cannot provide assurance that such financing or transactions will be available or successful, or that the terms of such financing or transactions will be favorable to us. See “-Risk Factors" and Note 10 to our consolidated financial statements, included in this Annual Report.
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

	Trading and Clearing Segment			Data and Listings Segment			Consolidated
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Total revenues, less transaction-based expenses	$2,542	$2,420	$2,128	$2,660	$2,559	$2,510	$5,202	$4,979	$4,638
Operating expenses	1,033	911	781	1,496	1,485	1,478	2,529	2,396	2,259
Less: Interactive Data transaction and integration costs and acquisition-related success fees	—	6	—	—	24	31	—	30	31
Less: Amortization of acquisition-related intangibles	94	73	53	215	214	208	309	287	261
Less: Impairment of exchange registration intangible assets on ICE Futures Singapore	31	—	—	—	—	—	31	—	—
Less: Accruals relating to investigations and inquiries	—	—	14	—	—	—	—	—	14
Less: Impairment on divestiture of NYSE Governance Services	—	—	—	—	—	6	—	—	6
Less: Impairment of exchange registration intangible assets on closure of ICE Futures Canada and ICE Clear Canada	—	4	—	—	—	—	—	4	—
Less: Employee severance costs related to ICE Futures Canada and ICE Clear Canada operations	—	4	—	—	—	—	—	4	—
Adjusted operating expenses	$908	$824	$714	$1,281	$1,247	$1,233	$2,189	$2,071	$1,947
Operating income	$1,509	$1,509	$1,347	$1,164	$1,074	$1,032	$2,673	$2,583	$2,379
Adjusted operating income	$1,634	$1,596	$1,414	$1,379	$1,312	$1,277	$3,013	$2,908	$2,691
Operating margin	59%	62%	63%	44%	42%	41%	51%	52%	51%
Adjusted operating margin	64%	66%	66%	52%	51%	51%	58%	58%	58%

Net income attributable to ICE common stockholders							$1,933	$1,988	$2,526
Add: Interactive Data transaction and integration costs and acquisition-related success fees							—	30	31
Add: Amortization of acquisition-related intangibles							309	287	261
Add: Impairment of CAT promissory notes							16	—	—
Add: Impairment of exchange registration intangible assets on ICE Futures Singapore							31	—	—
Less: Gain on acquisition of MERS							—	(110)	—
Add: Accruals relating to investigations and inquiries							—	—	14
Add: Impairment on divestiture of NYSE Governance Services							—	—	6
Add: Impairment of exchange registration intangible assets on closure of ICE Futures Canada and ICE Clear Canada							—	4	—
Add: Employee severance costs related to ICE Futures Canada and ICE Clear Canada operations							—	4	—
Add/(Less): Gain on divestiture of Trayport, net							—	1	(110)
Less: Cetip investment gain, net							—	—	(167)
Less: Income tax effect for the above items							(90)	(98)	(43)
Less: Deferred tax adjustments from U.S. tax rate reduction							—	(11)	(764)
Add/(Less): Deferred tax adjustments on acquisition-related intangibles							(8)	(5)	10
Add/(Less): Other tax adjustments							3	(13)	—
Adjusted net income attributable to ICE common stockholders							$2,194	$2,077	$1,764

Basic earnings per share attributable to ICE common stockholders							$3.44	$3.46	$4.29
Diluted earnings per share attributable to ICE common stockholders							$3.42	$3.43	$4.25

Adjusted basic earnings per share attributable to ICE common stockholders							$3.91	$3.61	$2.99
Adjusted diluted earnings per share attributable to ICE common stockholders							$3.88	$3.59	$2.97

Basic weighted average common shares outstanding							561	575	589
Diluted weighted average common shares outstanding							565	579	594
Acquisition-related transaction costs are included as part of our core business expenses, except for those that are directly related to the announcement, closing, financing or termination of a transaction. However, we adjust for the acquisition-related transaction and integration costs relating to Interactive Data given the magnitude of the $5.6 billion purchase price of this acquisition. The integration of Interactive Data was completed by June 2018. Amortization of acquisition-related intangibles are included in non-GAAP adjustments as excluding these non-cash expenses provides greater clarity regarding our financial strength and stability of cash operating results.

We include the 2019 impairment of exchange registration intangible assets on ICE Futures Singapore as a non-GAAP adjustment. This impairment is not based on our core business operations, but rather was a result of the estimated fair value of an acquired intangible asset falling below its carrying value. See Note 8 to our consolidated financial statements, included in this Annual Report.
We include the 2019 promissory note impairment charges on work performed by the original plan processor on the CAT as a non-GAAP adjustment. This is included as a non-GAAP adjustment as this is not considered a part of our core business operations. See additional discussion on the CAT, above, in Item 1(A) "-Risk Factors" in this Annual Report.
In addition, we also include the following items as non-GAAP adjustments, as each of these are not considered a part of our core business operations:

•	2018: the gain recognized on our initial majority investment in MERS in connection with our acquisition of 100% of the remaining MERS interests;

•	2018: the impairment loss on exchange registration intangible assets and employee severance costs related to the closure of ICE Futures Canada and ICE Clear Canada;

•	2017: the net gain on the divestiture of Trayport, and in 2018, a subsequent adjustment to reduce of the gain on the divestiture;

•	2017: the realized investment gain and the foreign exchange loss and transaction expenses on the sale of our investment in Cetip;

•	2017: accruals relating to investigations and inquiries; and

•	2017: the NYSE Governance Services net impairment loss on its divestiture.
The tax items in non-GAAP adjustments are either the tax impacts of the pre-tax non-GAAP adjustments or tax items as described below that are not in the normal course of business and are not indicative of our core business performance. The following tax-related items are included as non-GAAP adjustments:

•	The income tax effects relating to all non-GAAP adjustments;

•
Deferred tax adjustments on acquisition-related intangibles, including the impact of U.S. state tax law changes and apportionment updates, as well as foreign tax law changes which resulted in deferred tax (benefit) expense of ($8 million), ($5 million) and $10 million in 2019, 2018 and 2017, respectively;

•
Deferred tax benefits of $11 million and $764 million in 2018 and 2017, respectively, resulting from changes in estimates as a result of the enactment of the TCJA which reduced the corporate income tax rate from 35% to 21%; and

•
Other tax adjustments of $3 million in 2019 for additional audit settlement payments primarily related to pre-acquisition tax matters in conjunction with our acquisition of NYSE in 2013; and other tax adjustments in 2018 including a $17 million tax benefit on the sale of Trayport, partially offset by an audit settlement for a pre-acquisition period in connection with our acquisition of NYSE in 2013.

For additional information on these items, refer to our consolidated financial statements included in this Annual Report and “- Recent Developments,” “- Consolidated Operating Expenses”, “- Consolidated Non-Operating Income (Expenses)” and “-Consolidated Income Tax Provision” above.
Off-Balance Sheet Arrangements
As described in Notes 3 and 14 to our consolidated financial statements, which are included elsewhere in this Annual Report, certain clearing house collateral and Bakkt custodial assets are reported off-balance sheet. We do not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities.

Contractual Obligations and Commercial Commitments
The following presents our contractual obligations (which we intend to fund from existing cash as well as cash flow from operations) and commercial commitments as of December 31, 2019 (in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Short-term and long-term debt and interest	$10,265	$2,794	$891	$1,522	$5,058
Operating lease obligations	376	62	128	86	100
Purchase obligations	263	187	71	5	—
Total contractual cash obligations	$10,904	$3,043	$1,090	$1,613	$5,158
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
We have excluded from the contractual obligations and commercial commitments listed above $65.0 billion in cash margin deposits, guaranty funds and delivery contracts payable. Clearing members of our clearing houses are required to deposit original margin and variation margin and to make deposits to a guaranty fund. The cash deposits made to these margin accounts and to the guaranty fund are recorded in the consolidated balance sheet as current assets with corresponding current liabilities to the clearing members that deposited them. ICE NGX administers the physical delivery of energy trading contracts. It has an equal and offsetting claim to and from its respective participants on opposite sides of the physically-settled contract, each of which is reflected as a delivery contract receivable with an offsetting delivery contract payable. See Note 14 to our consolidated financial statements included in this Annual Report for additional information on our clearing houses and the margin deposits, guaranty funds and delivery contracts payable.
We have also excluded unrecognized tax benefits, or UTBs. As of December 31, 2019, our cumulative UTBs were $103 million, and interest and penalties related to UTBs were $33 million. We are under examination by various tax authorities. We are unable to make a reasonable estimate of the periods of cash settlement because it is not possible to reasonably predict the amount of tax, interest and penalties, if any, that might be assessed by a tax authority or the timing of an assessment or payment. It is also not possible to reasonably predict whether or not the applicable statutes of limitations might expire without us being examined by any particular tax authority. See Note 13 to our consolidated financial statements for additional information on our UTBs.
As of December 31, 2019, we, through NYSE, have net obligations of $150 million related to our pension and other benefit programs. The date of payment under these net obligations cannot be determined and have been excluded from the table above. See Note 16 to our consolidated financial statements for additional information on our pension and other benefit programs.
In addition, the future funding of the implementation and operation of the CAT is ultimately expected to be provided by both the SROs and broker-dealers. To date, however, funding has been provided solely by the SROs, and future funding is expected to be repaid if industry member fees are approved by the SEC and subsequently collected by industry members. See "- Non-GAAP Measures" above.
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
In performing the allocation of the acquisitions' purchase price to assets and liabilities, we consider, among other factors, the intended use of the acquired assets, analysis of past financial performance and estimates of future performance of the acquired business. At the acquisition date, a preliminary allocation of the purchase price is recorded based upon a preliminary valuation performed with the assistance of a third-party valuation specialist. We continue to review and assess our estimates, assumptions and valuation methodologies during the measurement period provided by GAAP, which ends as soon as we receive the information about facts and circumstances that existed as of the acquisition date or we learn that more information is not obtainable, which usually does not exceed one year from the date of acquisition. Accordingly, these estimates and assumptions are subject to change, which could have a material impact on our consolidated financial statements. Estimation uncertainty may exist due to the sensitivity of the respective fair value to underlying assumptions about the future performance of an acquired business in our discounted cash flow models. Significant assumptions typically include revenue growth rates and expense synergies that form the basis of the forecasted results and the discount rate.
Our goodwill and other indefinite-lived intangible assets are evaluated for impairment annually in our fiscal fourth quarter or more frequently if conditions exist that indicate that the value may be impaired. We test our goodwill for impairment at the reporting unit level, and we have identified four reporting units: our Futures reporting unit, our Data and Listings reporting unit, our Cash Equities reporting unit, and our Fixed Income and Credit reporting unit. These impairment evaluations are performed by comparing the carrying value of the goodwill or other indefinite-lived intangibles to its estimated fair value.
Goodwill impairment testing consists of a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill and other intangible assets, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is recognized and the second step, which is a calculation of the impairment, is not performed. However, if the carrying value exceeds its fair value, an impairment charge is recorded equal to the extent that the carrying amount of goodwill exceeds its implied fair value. For annual goodwill impairment testing, we have the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If we conclude that this is the case, we must perform the two-step methodology described above. Otherwise, no further testing is required. For annual indefinite-lived intangible asset impairment testing, we also have the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the indefinite-lived intangible assets is less than its carrying amount. For our goodwill impairment testing, we have elected to bypass the qualitative assessment and apply the quantitative approach. For our testing of indefinite-lived intangible assets, we apply qualitative and quantitative approaches.

Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We have historically determined the fair value of our reporting units based on various valuation techniques, including discounted cash flow analysis and a multiple of earnings approach. In assessing whether goodwill and other intangible assets are impaired, we must make estimates and assumptions regarding future cash flows, long-term growth rates of our business, operating margins, discount rates, weighted average cost of capital and other factors to determine the fair value of our assets. These estimates and assumptions require management’s judgment, and changes to these estimates and assumptions, as a result of changing economic and competitive conditions, could materially affect the determination of fair value and/or impairment. During 2019, we recorded an impairment charge of $31 million on the remaining value of exchange registration intangible assets on ICE Futures Singapore as a result of a decrease in fair value determined during our annual impairment testing.
We are also required to evaluate other finite-lived intangible assets for impairment by first determining whether events or changes in circumstances indicate that the carrying value of these assets to be held and used may not be recoverable. If impairment indicators are present, then an estimate of undiscounted future cash flows produced by these long-lived assets is compared to the carrying value of those assets to determine if the asset is recoverable. If an asset is not recoverable, the loss is measured as the difference between fair value and carrying value of the impaired asset. Fair value of these assets is based on various valuation techniques, including discounted cash flow analysis.
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
SEC Staff Accounting Bulletin No. 118, or SAB 118, provided guidance for companies that had not completed their accounting for the income tax effects of the TCJA in the period of enactment, allowing for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. As of December 31, 2018, we had completed our accounting for the tax effects of the enactment of the TCJA. We reaffirmed our position that we were not subject to transition tax under the TCJA as of December 31, 2017. In addition, we concluded that the $764 million of deferred tax benefit recorded in the 2017 financial statements was a reasonable estimate of the TCJA’s impact on our deferred tax and no further adjustments are necessary.
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
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term restricted cash and cash equivalents, short-term and long-term investments and indebtedness. As of December 31, 2019 and 2018, our cash and cash equivalents, short-term and long-term restricted cash and cash equivalents and short-term and long-term investments were $2.2 billion and $2.0 billion, respectively, of which $282 million and $275 million, respectively, were denominated in pounds sterling, euros or Canadian dollars, and the remaining amounts are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical 100 basis point decrease in short-term interest rates would decrease annual pre-tax earnings by $15 million as of December 31, 2019, assuming no change in the amount or composition of our cash and cash equivalents and short-term and long-term restricted cash and cash equivalents.
As of December 31, 2019, we had $7.8 billion in outstanding debt, of which $6.5 billion relates to our senior notes, which bear interest at fixed interest rates. The remaining amount outstanding of $1.3 billion relates to our Commercial Paper Program, which bears interest at fluctuating rates and, therefore, subjects us to interest rate risk, and a subsidiary line of credit. A hypothetical 100 basis point increase in short-term interest rates relating to the amounts outstanding under our Commercial Paper Program as of December 31, 2019 would decrease annual pre-tax earnings by $13 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity. See Note 10 to our consolidated financial statements included in this Annual Report.
The interest rates on our Commercial Paper Program are currently evaluated based upon current maturities and market conditions. The weighted average interest rate on our Commercial Paper Program decreased from 2.48% as of December 31, 2018 to 1.84% as of December 31, 2019. The decrease in the Commercial Paper Program weighted average interest rate was primarily due to the decisions by the U.S. Federal Reserve to decrease the federal funds short-term interest rate by 25 basis points in each of July, September and October of 2019. The effective interest rate of commercial paper issuances will continue to fluctuate based on the movement in short-term interest rates along with shifts in supply and demand within the commercial paper market.
Foreign Currency Exchange Rate Risk
As an international business, we are subject to foreign currency exchange rate risk. We may experience gains or losses from foreign currency transactions in the future given that a significant part of our assets and liabilities are recorded in pounds sterling, Canadian dollars or euros, and a significant portion of our revenues and expenses are recorded in pounds sterling or euros. Certain assets, liabilities, revenues and expenses of foreign subsidiaries are denominated in the local functional currency of such subsidiaries. Our exposure to foreign denominated earnings in 2019 and 2018 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Pound Sterling	Euro	Pound Sterling	Euro
Average exchange rate to the U.S. dollar in the current year period	$1.2769	$1.1195	$1.3356	$1.1813
Average exchange rate to the U.S. dollar in the same period in the prior year	$1.3356	$1.1813	$1.2890	$1.1297
Average exchange rate increase (decrease)	(4)%	(5)%	4%	5%
Foreign denominated percentage of:
Revenues, less transaction-based expenses	8%	5%	9%	5%
Operating expenses	10%	2%	11%	2%
Operating income	7%	8%	7%	7%
Impact of the currency fluctuations (1) on:
Revenues, less transaction-based expenses	$(19)	$(15)	$16	$10
Operating expenses	$(11)	$(3)	$9	$2
Operating income	$(8)	$(12)	$7	$8

(1)	Represents the impact of currency fluctuation for the year compared to the same period in the prior year.
We have a significant part of our assets, liabilities, revenues and expenses recorded in pounds sterling or euros. In 2019 and 2018, 13% and 14%, respectively, of our consolidated revenues, less transaction-based expenses, were denominated in pounds sterling or euros, and 12% and 13%, respectively, of our consolidated operating expenses were denominated in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.
Foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables occurs through our operations, which are received in or paid in pounds sterling, Canadian dollars, or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We incurred foreign currency transaction losses of $5 million and $2 million in 2019 and 2018, respectively. The foreign currency transaction losses were primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. A 10% adverse change in the underlying foreign currency exchange rates as of December 31, 2019, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity, would result in a foreign currency loss of $2 million.
We entered into foreign currency hedging transactions during 2019 and 2018 as economic hedges to help mitigate a portion of our foreign exchange risk exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. Although we may enter into additional hedging transactions in the future, these hedging arrangements may not be effective, particularly in the event of imprecise forecasts of the levels of our non-U.S. denominated assets and liabilities.
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

	As of December 31, 2019
	Position in pounds sterling	Position in Canadian dollars		Position in euros
Assets	£805	C$	1,583	€151
of which goodwill represents	613	408		92
Liabilities	91	1,178		45
Net currency position	£714	C$	405	€106
Net currency position, in $USD	$947		$312	$118
Negative impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$95		$31	$12

Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss within our balance sheet. See the table below for the portion of equity attributable to foreign currency translation adjustments as well as the activity by year included within our statement of other comprehensive income. The impact of the foreign currency exchange rate differences in the table below were primarily driven by fluctuations of the pound sterling as compared to the U.S. dollar which were 1.3260, 1.2756 and 1.3510 as of December 31, 2019, 2018, and 2017, respectively.

Changes in Accumulated Other Comprehensive Income (Loss) from Foreign Currency Translation Adjustments (in millions)
Balance, as of January 1, 2017	$(345)
Net current period other comprehensive income	209
Balance, as of December 31, 2017	(136)
Net current period other comprehensive loss	(91)
Balance, as of December 31, 2018	(227)
Net current period other comprehensive income	50
Balance, as of December 31, 2019	$(177)

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
Clearing House Cash Deposit Risks
The ICE Clearing Houses hold material amounts of clearing member cash and cash equivalent deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. Refer to Note 14 to our consolidated financial statements for more information on the ICE Clearing Houses' cash and cash equivalent deposits, which were $65.0 billion as of December 31, 2019. While we seek to achieve a reasonable rate of return which may generate interest income for our clearing members, we are primarily concerned with preservation of capital and managing the risks associated with these deposits. As the ICE Clearing Houses may pass on interest revenues (minus costs) to the clearing members, this could include negative or reduced yield due to market conditions. The following is a summary of the risks associated with these deposits and how these risks are mitigated:

•
Credit Risk: When a clearing house has the ability to hold cash collateral at a central bank, the clearing house utilizes its access to the central bank system to minimize credit risk exposures. Credit risk is managed by using exposure limits depending on the credit profile of the counterparty as well as the nature and maturity of transactions. Our investment objective is to invest in securities that preserve principal while maximizing yields, without significantly increasing risk. We seek to substantially mitigate the credit risk associated with investments by placing them with governments, well-capitalized financial institutions and other creditworthy counterparties.

An ongoing review is performed to evaluate changes in the financial status of counterparties. In addition to the intrinsic creditworthiness of counterparties, our policies require diversification of counterparties (banks, financial institutions, bond issuers and funds) so as to avoid a concentration of risk.

•
Liquidity Risk: Liquidity risk is the risk a clearing house may not be able to meet its payment obligations in the right currency, in the right place and at the right time. To mitigate this risk, the clearing houses monitor liquidity requirements closely and maintain funds and assets in a manner which minimizes the risk of loss or delay in the access by the clearing house to such funds and assets. For example, holding funds with a central bank where possible or making only short term investments such as overnight reverse repurchase agreements serves to reduce liquidity risks.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 framework). Based on our assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2019.
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

/s/ Jeffrey C. Sprecher	/s/ Scott A. Hill
Jeffrey C. Sprecher	Scott A. Hill
Chairman of the Board and	Chief Financial Officer
Chief Executive Officer

February 6, 2020	February 6, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Stockholders and the Board of Directors of Intercontinental Exchange, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Intercontinental Exchange, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Intercontinental Exchange, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in equity and redeemable non-controlling interest, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes, and our report dated February 6, 2020 expressed an unqualified opinion thereon.
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
February 6, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS

To the Stockholders and the Board of Directors of Intercontinental Exchange, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Intercontinental Exchange, Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in equity and redeemable non-controlling interest, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 6, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical accounting matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Acquisition

Description of the Matter
As discussed in Note 3 to the consolidated financial statements, during 2019, the Company completed its acquisition of Simplifile, LC (“Simplifile”) for net consideration of $338 million. This transaction was accounted for as a business combination.

Auditing the Company's accounting for its acquisition of Simplifile was complex due to the significant estimation in the Company’s determination of fair value of the customer relationship identified intangible asset of $104 million. The significant estimation was primarily due to sensitivity of the fair value to underlying assumptions about future performance of the acquired business in the Company’s discounted cash flow model used to measure the customer relationship intangible asset. These significant assumptions included the revenue and expense growth rates that form the basis of the forecasted results and the discount rate.

How We Addressed the	We tested the Company's controls over its accounting for acquisitions. For example, we

Matter in Our Audit
tested controls over the estimation process supporting the recognition and measurement of the customer relationship intangible asset, which included testing controls over management’s review of assumptions used in its customer relationship valuation model.

To test the estimated fair value of the customer relationship intangible asset, we performed audit procedures that included, among others, evaluating the valuation methodology and the significant assumptions used by the Company's valuation specialist, and evaluating the completeness and accuracy of the underlying data supporting the estimated fair value. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimate, including testing the revenue and expense growth rates that form the basis of the forecasted results and the discount rate. For example, we compared the significant assumptions to current industry, market and economic trends, to assumptions used to value similar assets in other acquisitions, to the historical results of the acquired business, and to the Company’s budgets and forecasts, in addition to performing sensitivity analysis over these assumptions. We also evaluated the adequacy of the Company’s disclosures included in Note 3 in relation to these acquisition matters.

Accounting for Income Taxes

Description of the Matter
As discussed in Note 13 to the consolidated financial statements, the Company operates in the United States and multiple international tax jurisdictions and is subject to tax treaty arrangements and transfer pricing guidelines for intercompany transactions. Consolidated income tax expense, including the liability for unrecognized tax benefits, is an estimate based on management’s understanding and interpretation of current enacted tax laws and tax rates of each tax jurisdiction. For the year-ended December 31, 2019, the Company recognized consolidated income tax expense of $521 million, and as of December 31, 2019, the Company accrued liabilities of $103 million for unrecognized tax benefits.

Auditing the Company's accounting for consolidated income tax expense was complex because management’s calculation of consolidated income tax expense involves application and interpretation of complex tax laws, many of which were significantly modified as part of the Tax Cuts and Jobs Act. Further, the identification and measurement of unrecognized tax benefits requires significant management judgment and estimation. Each tax position may involve unique facts and circumstances to be evaluated, and there may be uncertainties around initial recognition and de-recognition of tax positions, including regulatory changes, litigation and examination activity.

How We Addressed the	We tested the Company’s controls that address the risks of material misstatement relating

Matter in Our Audit
to the Company’s consolidated income tax expense. For example, we tested controls over management’s calculation of the federal, state and foreign components of income tax expense including management’s controls over the identification and ongoing review of its unrecognized tax benefits.

To test consolidated income tax expense, we performed audit procedures that included, among others, recalculation of consolidated income tax expense and agreeing the data used in the calculations to the Company’s underlying books and records. We involved our tax professionals to evaluate the application of tax law to management’s calculation methodologies and tax positions. This included assessing the Company’s correspondence with the relevant tax authorities and evaluating third-party advice obtained by the Company. We also evaluated the assumptions the Company used to develop its tax positions and related unrecognized tax benefit amounts by jurisdiction. For example, we compared the estimated liabilities for unrecognized tax benefits to similar positions in prior periods and assessed management’s consideration of current tax controversy and litigation and trends in similar positions challenged by tax authorities. We also assessed the historical accuracy of management’s estimates of its unrecognized tax benefits by comparing the estimates with the resolution of those positions. We also evaluated the adequacy of the Company’s disclosures included in Note 13 in relation to these tax matters.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Atlanta, Georgia
February 6, 2020

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)

	As of December 31,
	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$841	$724
Short-term restricted cash and cash equivalents	943	818
Customer accounts receivable, net of allowance for doubtful accounts of $8 and $7, respectively	988	953
Margin deposits, guaranty funds and delivery contracts receivable	64,987	63,955
Prepaid expenses and other current assets	220	242
Total current assets	67,979	66,692
Property and equipment, net	1,536	1,241
Other non-current assets:
Goodwill	13,342	13,085
Other intangible assets, net	10,258	10,462
Long-term restricted cash and cash equivalents	404	330
Other non-current assets	974	981
Total other non-current assets	24,978	24,858
Total assets	$94,493	$92,791

Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$505	$521
Section 31 fees payable	138	105
Accrued salaries and benefits	291	280
Deferred revenue	129	135
Short-term debt	2,569	951
Margin deposits, guaranty funds and delivery contracts payable	64,987	63,955
Other current liabilities	197	161
Total current liabilities	68,816	66,108
Non-current liabilities:
Non-current deferred tax liability, net	2,314	2,337
Long-term debt	5,250	6,490
Accrued employee benefits	198	204
Non-current operating lease liability	281	—
Other non-current liabilities	270	350
Total non-current liabilities	8,313	9,381
Total liabilities	77,129	75,489
Commitments and contingencies:
Redeemable non-controlling interest in consolidated subsidiaries	78	71
Equity:
Intercontinental Exchange, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 100 authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 1,500 authorized; 607 and 554 shares issued and outstanding at December 31, 2019, respectively, and 604 and 569 shares issued and outstanding at December 31, 2018, respectively	6	6
Treasury stock, at cost; 53 and 35 shares, respectively	(3,879)	(2,354)
Additional paid-in capital	11,742	11,547
Retained earnings	9,629	8,317
Accumulated other comprehensive loss	(243)	(315)
Total Intercontinental Exchange, Inc. stockholders’ equity	17,255	17,201
Non-controlling interest in consolidated subsidiaries	31	30
Total equity	17,286	17,231
Total liabilities and equity	$94,493	$92,791

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Transaction and clearing, net	$3,627	$3,483	$3,131
Data services	2,211	2,115	2,084
Listings	449	444	426
Other revenues	260	234	202
Total revenues	6,547	6,276	5,843
Transaction-based expenses:
Section 31 fees	379	357	372
Cash liquidity payments, routing and clearing	966	940	833
Total revenues, less transaction-based expenses	5,202	4,979	4,638
Operating expenses:
Compensation and benefits	1,042	994	946
Professional services	125	131	121
Acquisition-related transaction and integration costs	2	34	36
Technology and communication	469	432	397
Rent and occupancy	68	68	69
Selling, general and administrative	161	151	155
Depreciation and amortization	662	586	535
Total operating expenses	2,529	2,396	2,259
Operating income	2,673	2,583	2,379
Other income (expense):
Interest income	35	22	8
Interest expense	(285)	(244)	(187)
Other income, net	58	159	326
Other income (expense), net	(192)	(63)	147
Income before income tax expense (benefit)	2,481	2,520	2,526
Income tax expense (benefit)	521	500	(28)
Net income	$1,960	$2,020	$2,554
Net income attributable to non-controlling interest	(27)	(32)	(28)
Net income attributable to Intercontinental Exchange, Inc.	$1,933	$1,988	$2,526
Earnings per share attributable to Intercontinental Exchange, Inc. common stockholders:
Basic	$3.44	$3.46	$4.29
Diluted	$3.42	$3.43	$4.25
Weighted average common shares outstanding:
Basic	561	575	589
Diluted	565	579	594

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2019	2018	2017
Net income	$1,960	$2,020	$2,554
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense (benefit) of $1, ($1) and ($6) for 2019, 2018 and 2017, respectively, and net impact of $1 from adoption of ASU 2018-02 in 2018	50	(91)	133
Change in fair value of available-for-sale securities	—	—	68
Reclassification of realized gain on available-for-sale investment to other income	—	—	(176)
Change in equity method investment	(1)	—	—
Reclassification of foreign currency translation loss on sale of Trayport to other expense	—	—	76
Employee benefit plan net gains (losses), net of tax expense of $9, $9 and $8 in 2019, 2018 and 2017, respectively, and net impact of $25 from adoption of ASU 2018-02 in 2018	23	(1)	20
Other comprehensive income (loss)	72	(92)	121
Comprehensive income	$2,032	$1,928	$2,675
Comprehensive income attributable to non-controlling interest	(27)	(32)	(28)
Comprehensive income attributable to Intercontinental Exchange, Inc.	$2,005	$1,896	$2,647

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest
(In millions)

	Intercontinental Exchange, Inc. Stockholders' Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Value	Shares	Value
Balance, as of January 1, 2017	596	6	(1)	(40)	11,306	4,810	(344)	37	15,775	36
Other comprehensive income	—	—	—	—	—	—	121	—	121	—
Exercise of common stock options	—	—	—	—	17	—	—	—	17	—
Repurchases of common stock	—	—	(15)	(949)	—	—	—	—	(949)	—
Payments relating to treasury shares	—	—	(1)	(88)	—	—	—	—	(88)	—
Stock-based compensation	—	—	—	—	152	—	—	—	152	—
Issuance of restricted stock	4	—	—	1	(1)	—	—	—	—	—
Acquisition of non-controlling interest	—	—	—	—	(82)	—	—	(10)	(92)	—
Distributions of profits	—	—	—	—	—	—	—	(26)	(26)	—
Dividends paid to stockholders	—	—	—	—	—	(476)	—	—	(476)	—
Redeemable non-controlling interest	—	—	—	—	—	(2)	—	—	(2)	(37)
Net income attributable to non-controlling interest	—	—	—	—	—	(28)	—	27	(1)	1
Net income	—	—	—	—	—	2,554	—	—	2,554	—
Balance, as of December 31, 2017	600	6	(17)	(1,076)	11,392	6,858	(223)	28	16,985	—
Other comprehensive loss	—	—	—	—	—	—	(66)	—	(66)	—
Exercise of common stock options	1	—	—	—	32	—	—	—	32	—
Repurchases of common stock	—	—	(16)	(1,198)	—	—	—	—	(1,198)	—
Payments relating to treasury shares	—	—	(2)	(80)	—	—	—	—	(80)	—
Stock-based compensation	—	—	—	—	146	—	—	—	146	—
Issuance of restricted stock	3	—	—	—	—	—	—	—	—	—
Changes in non-controlling interest	—	—	—	—	(23)	—	—	(2)	(25)	—
Distributions of profits	—	—	—	—	—	—	—	(28)	(28)	—
Dividends paid to stockholders	—	—	—	—	—	(555)	—	—	(555)	—
Redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	71
Impact of adoption of ASU 2018-02 to reclassify items stranded in other comprehensive income	—	—	—	—	—	26	(26)	—	—	—
Net income attributable to non-controlling interest	—	—	—	—	—	(32)	—	32	—	—
Net income	—	—	—	—	—	2,020	—	—	2,020	—
Balance, as of December 31, 2018	604	6	(35)	(2,354)	11,547	8,317	(315)	30	17,231	71
Other comprehensive income	—	—	—	—	—	—	72	—	72	—
Exercise of common stock options	1	—	—	—	23	—	—	—	23	—
Repurchases of common stock	—	—	(17)	(1,460)	—	—	—	—	(1,460)	—
Payments relating to treasury shares	—	—	(1)	(65)	—	—	—	—	(65)	—
Stock-based compensation	—	—	—	—	143	—	—	—	143	11
Issuance under the employee stock purchase plan	—	—	—	—	29	—	—	—	29	—
Issuance of restricted stock	2	—	—	—	—	—	—	—	—	—
Distributions of profits	—	—	—	—	—	—	—	(29)	(29)	—
Dividends paid to stockholders	—	—	—	—	—	(621)	—	—	(621)	—
Net income attributable to non-controlling interest	—	—	—	—	—	(27)	—	30	3	(4)
Net income	—	—	—	—	—	1,960	—	—	1,960	—
Balance, as of December 31, 2019	607	$6	(53)	$(3,879)	$11,742	$9,629	$(243)	$31	$17,286	$78
See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net income	$1,960	$2,020	$2,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	662	586	535
Stock-based compensation	139	130	135
Deferred taxes	(33)	27	(654)
Cetip realized investment gain, net	—	—	(114)
Trayport gain, net	—	—	(110)
Gain on acquisition of remaining MERS interest	—	(110)	—
Other	(40)	(24)	(22)
Changes in assets and liabilities:
Customer accounts receivable	(30)	(44)	(135)
Other current and non-current assets	(17)	(45)	(24)
Section 31 fees payable	34	(33)	(2)
Deferred revenue	(18)	1	8
Other current and non-current liabilities	2	25	(86)
Total adjustments	699	513	(469)
Net cash provided by operating activities	2,659	2,533	2,085

Investing activities:
Capital expenditures	(153)	(134)	(220)
Capitalized software development costs	(152)	(146)	(137)
Proceeds from sale of Cetip, net	—	—	438
Cash paid for acquisitions, net of cash acquired	(352)	(1,246)	(423)
Return of capital from equity method investment	60	—	—
Cash received from divestitures	—	—	761
Purchases of equity investments	—	(306)	(327)
Proceeds from investments, net	9	77	—
Other	(6)	—	—
Net cash provided by (used in) investing activities	(594)	(1,755)	92

Financing activities:
Proceeds from debt facilities, net	10	2,213	984
Repayments of debt facilities	—	(600)	(850)
Proceeds from/(repayments of) commercial paper, net	360	(283)	(409)
Repurchases of common stock	(1,460)	(1,198)	(949)
Dividends to stockholders	(621)	(555)	(476)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(65)	(80)	(88)
Acquisition of non-controlling interest and redeemable non-controlling interest	—	(35)	(174)
Proceeds from issuance of redeemable non-controlling interest	—	71	—
Other	23	4	(9)
Net cash used in financing activities	(1,753)	(463)	(1,971)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	4	(11)	12
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	316	304	218
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of year	1,872	1,568	1,350
Cash, cash equivalents, and restricted cash and cash equivalents at end of year	$2,188	$1,872	$1,568

Supplemental cash flow disclosures:
Cash paid for income taxes	$557	$533	$594
Cash paid for interest	$280	$202	$171
See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Description of Business
Nature of Business and Organization
We are a leading global operator of regulated exchanges, clearing houses and listings venues, and a provider of data services for commodity, financial, fixed income and equity markets. We operate regulated marketplaces for listing, trading and clearing a broad array of derivatives contracts and securities across major asset classes, including energy and agricultural commodities, metals, interest rates, equities, exchange-traded funds, or ETFs, credit derivatives, digital assets, bonds and currencies, and also offer mortgage and technology services. In addition, we offer comprehensive data services to support the trading, investment, risk management and connectivity needs of customers around the world and across asset classes.
Our exchanges include derivative exchanges in the United States, or U.S., United Kingdom, or U.K., European Union or EU, Canada and Singapore, and cash equities, equity options and bond trading venues in the U.S. We also operate over-the-counter, or OTC, markets for physical energy, fixed income and credit default swaps, or CDS, trade execution. To serve global derivatives markets, we operate central counterparty clearing houses, or CCPs, in the U.S., U.K., EU, Canada and Singapore (Note 14). We offer a range of data services for global financial and commodity markets, including pricing and reference data, exchange data, analytics, feeds, index services, desktops and connectivity solutions. Through our markets, clearing houses, listings and data services, we provide comprehensive solutions for our customers to manage risk and raise capital through liquid markets, benchmark products, access to capital markets and related services.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared by us in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. These statements include the accounts of our wholly-owned and controlled subsidiaries. For consolidated subsidiaries in which our ownership is less than 100% and for which we have control over the assets and liabilities and the management of the entity, the outside stockholders’ interests are shown as non-controlling interests. Where outside owners hold an option to require us to repurchase their interests, these amounts are shown as redeemable non-controlling interests and are subject to remeasurement when repurchase is probable (Note 3).
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
Comprehensive Income
Other comprehensive income includes foreign currency translation adjustments, comprehensive income from equity method investments, and amortization of the difference in the projected benefit obligation and the accumulated benefit obligation associated with benefit plan liabilities, net of tax. Prior to the January 1, 2018 adoption of Accounting Standards Update, or ASU, No. 2016-01, see "-Recently Adopted Accounting Pronouncements" below, our other comprehensive income included changes in unrealized gains and losses on financial instruments classified as available-for-sale.
Segment and Geographic Information
We operate and present our results based on our two business segments: the Trading and Clearing segment that comprises our transaction-based execution and clearing businesses and the Data and Listings segment that comprises our subscription-based data services and securities listings businesses. This presentation is reflective of how our chief operating decision maker reviews and operates our business. The majority of our identifiable assets are located in the U.S and U.K. (Note 18).

Cash and Cash Equivalents
We consider all short-term, highly liquid investments with original maturities at the purchase date of three months or less to be cash equivalents.
Short-Term and Long-Term Restricted Cash and Cash Equivalents
We classify all cash and cash equivalents that are not available for immediate or general business use by us as restricted in the accompanying consolidated balance sheets (Note 6). This includes amounts set aside due to regulatory requirements, earmarked for specific purposes, or restricted by specific agreements. We also invest a portion of funds in excess of short-term operating needs in term deposits and investment-grade marketable debt securities, including government or government-sponsored agencies and corporate debt securities. These are classified as cash equivalents, are short-term in nature and carrying amount approximates fair value.
Investments
We have made various investments in the equity securities of other companies. We also invest in mutual funds and fixed income securities. We classify all other investments that are not cash equivalents with original maturity dates of less than one year as short-term investments and all investments that we intend to hold for more than one year as long-term investments. Short-term and long-term investments are included in other current and other non-current assets, respectively.
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
Margin Deposits, Guaranty Funds and Delivery Contracts Receivable and Payable
Original margin, variation margin and guaranty funds held by our clearing houses may be in the form of cash, government obligations, certain agency debt, letters of credit or gold (Note 14). We hold the cash deposits at highly-rated financial institutions or through reverse repurchase agreements or direct investments. See "Credit Risk and Significant Customers", below. Cash and cash equivalent original margin, variation margin and guaranty fund deposits are reflected as current assets and current liabilities. The amount of margin deposits on hand will fluctuate over time as a result of, among other things, the extent of open positions held at any point in time by market participants in contracts and the margin rates then in effect for such contracts. Changes in our margin accounts are not reflected in our consolidated statements of cash flows. Non-cash and cash equivalent original margin and guaranty fund deposits are not reflected in the accompanying consolidated balance sheets as the risks and rewards of these assets remain with the clearing members unless the clearing houses have sold or re-pledged the assets or in the event of a clearing member default, where the clearing member is no longer entitled to redeem the assets. Any income, gain or loss accrues to the clearing members.
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
Allowance for Doubtful Accounts
The allowance for doubtful accounts is maintained at a level that we believe to be sufficient to absorb probable losses in our accounts receivable portfolio. The allowance is based on several factors, including a continuous assessment of the collectability of each account. In circumstances where a specific customer’s inability to meet its financial obligations is known, we record a specific provision for bad debts against amounts due to reduce the receivable to the amount we reasonably believe will be collected. Accounts receivable are written-off against the allowance for doubtful accounts when collection efforts cease. A reconciliation of the beginning and ending amount of allowance for doubtful accounts is as follows for 2019, 2018 and 2017 (in millions):

	Year Ended December 31,
	2019	2018	2017
Beginning balance of allowance for doubtful accounts	$7	$6	$7
Bad debt expense	10	8	4
Charge-offs	(9)	(7)	(5)
Ending balance of allowance for doubtful accounts	$8	$7	$6

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
Benefit plan costs and liabilities are dependent on assumptions used in calculating such amounts. These are provided by a third-party specialist and include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on assets, mortality rates and other factors. Actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. However, certain of these unrecognized amounts are recognized when triggering events occur, such as when a settlement of pension obligations in excess of total interest and service costs occurs. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension and other post-retirement obligations and future expense recognized.

Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the purchase price of our acquisitions over the fair value of identifiable net assets acquired, including other identified intangible assets (Note 8). We recognize specifically-identifiable intangibles when a specific right or contract is acquired with the assistance of third-party valuation specialists. Goodwill has been allocated to our reporting units for purposes of impairment testing based on the portion of synergy, cost savings and other expected future cash flows expected to benefit the reporting units at the time of the acquisition. The reporting units identified for our goodwill testing are the Futures, Data and Listings, Cash Equities, Fixed Income and Credit reporting units. Goodwill impairment testing is performed annually at the reporting unit level in the fiscal fourth quarter or more frequently if conditions exist that indicate that it may be impaired.
We also evaluate indefinite-lived intangible assets for impairment annually in our fiscal fourth quarter or more frequently if conditions exist that indicate that an asset may be impaired.
For both goodwill and indefinite-lived impairment testing, we have the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit or indefinite lived intangible asset is less than its carrying amount. If we conclude that this is the case, we must perform additional testing of the asset or reporting unit. Otherwise, no further testing is necessary. If the fair value of the goodwill or indefinite-lived intangible asset is less than its carrying value, an impairment loss is recognized in earnings in an amount equal to the difference. For our goodwill impairment testing, we have elected to bypass the qualitative assessment and apply the quantitative approach. For our testing of indefinite-lived intangible assets, we apply qualitative and quantitative approaches.
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
We entered into foreign currency hedging transactions during 2019, 2018 and 2017 as economic hedges to help mitigate a portion of our foreign exchange risk exposure. The gains and losses on these transactions were not material during these years.
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
The Financial Accounting Standards Board, or FASB, provided guidance to address the accounting for the effects of the provisions related to the taxation of Global Intangible Low-Taxed Income noting that companies should make an accounting policy election to recognize deferred taxes for temporary basis differences expected to reverse as Global Intangible Low-Taxed Income in future years or to include the tax expense in the year it is incurred. We have completed our analysis of the effects of these provisions and have made a policy election to recognize such taxes as current period expenses when incurred.
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
Substantially all of our revenues are considered to be revenues from contracts with customers. The related accounts receivable balances are recorded in our balance sheets as customer accounts receivable. We do not have obligations for warranties, returns or refunds to customers, other than rebates, which are settled each period and therefore do not result in variable consideration. We do not have significant revenue recognized from performance obligations that were satisfied in prior periods, and we do not have any transaction price allocated to unsatisfied performance obligations other than in our deferred revenue. Certain judgments and estimates are used in the identification and timing of satisfaction of performance obligations and the related allocation of transaction price. We believe that these represent a faithful depiction of the transfer of services to our customers.
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
Activity Assessment Fees and Section 31 Fees
We pay the Securities and Exchange Commission, or SEC, fees pursuant to Section 31 of the Securities Exchange Act of 1934 for transactions executed on our U.S. equities and options exchanges. These Section 31 fees are designed to recover the costs to the government for supervising and regulating the securities markets and securities professionals. We (or the Options Clearing Corporation, or OCC, on our behalf), in turn, collect activity assessment fees, which are included in transaction and clearing fees in the accompanying consolidated statements of income, from member organizations clearing or settling trades on the U.S. equities and options exchanges and recognize these amounts as revenue when invoiced. Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semi-annually and recorded as an accrued liability until paid. The activity assessment fees are designed so that they are equal to the Section 31 fees paid by us to the SEC. As a result, Section 31 fees do not have an impact on our net income.
Stock-Based Compensation
We currently sponsor stock option plans, restricted stock plans and our Employee Stock Purchase Plan, or ESPP, to provide additional and incentive-based compensation to our employees and directors (Note 11). Stock options and restricted stock are granted at the discretion of the Compensation Committee of the Board of Directors. We measure and recognize compensation expense for share-based payment awards, including employee stock options, restricted stock and shares purchased under the ESPP based on estimated fair values on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as stock-based compensation expense over the requisite service period.
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
Treasury Stock
We record treasury stock activities under the cost method whereby the cost of the acquired stock is recorded as treasury stock (Note 12). In the event it occurs in the future, our accounting policy upon the formal retirement of treasury stock is to deduct the par value from common stock and to reflect any excess of cost over par value as a deduction from additional paid-in capital (to the extent created by previous issuances of the shares) and retained earnings.
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
ICE Clear Credit, a systemically important financial market utility as designated by the Financial Stability Oversight Council, maintains a U.S. dollar account at the Federal Reserve Bank of Chicago as of December 31, 2019. ICE Clear Europe maintains a euro-denominated account at the De Nederlandsche Bank, or DNB, the central bank of the Netherlands, as well as pounds sterling- and euro-denominated accounts at the Bank of England, or BOE, the central bank of the U.K. These accounts provide the flexibility for ICE Clear Europe to place euro- and pounds sterling-denominated cash margin securely at national banks, in particular during periods when liquidity in the euro and pounds sterling repo markets may temporarily become contracted. Such accounts are intended to decrease ICE Clear Credit and ICE Clear Europe’s custodial, liquidity and operational risk as compared to alternative custodial and investment arrangements.

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
Our accounts receivable are stated at the billed amount. Excluding clearing members, there were no individual accounts receivable balances greater than 10% of total consolidated accounts receivable as of December 31, 2019 or December 31, 2018. No single customer accounted for more than 10% of total consolidated revenues during 2019, 2018 or 2017.
Leases
Operating lease right-of-use assets and liabilities are recorded at the lease commencement date based on the present value of the lease payments to be made over the lease term using an estimated incremental borrowing rate. We expense rent monthly on a straight-line basis, as a reduction to the right-of-use asset. Rent expense is included in rent and occupancy expenses and technology and communication expenses in the accompanying consolidated statements of income (Notes 2 and 15). See "Recently Adopted Accounting Pronouncements," below, for the new lease accounting standard and its impact on our financial statements.
Acquisition-Related Transaction and Integration Costs
We incur incremental costs relating to our completed and potential acquisitions and other strategic opportunities. This includes fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms, as well as costs associated with credit facilities and other external costs directly related to the proposed or closed transactions.
Acquisition-related transaction and integration costs were nominal in 2019. The acquisition-related transaction and integration costs incurred during 2018 primarily relate to employee termination and lease termination costs related to our Interactive Data acquisition, professional services costs resulting from our 2018 acquisitions and a $5 million banker success fee in connection with our acquisition of TMC Bonds. The acquisition-related transaction and integration costs incurred during 2017 primarily relate to costs incurred for our Interactive Data integration, legal and professional fees related to the review of Trayport by the U.K. Competition and Markets Authority, or the CMA, and various other costs incurred for our other acquisitions that closed during 2017. The integration of Interactive Data was completed by June 30, 2018.
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
Foreign Currency Translation Adjustments and Foreign Currency Transaction Gains and Losses
Our functional and reporting currency is the U.S. dollar. We have exposure to foreign currency translation gains and losses arising from our net investment in certain U.K., continental European, Asian and Canadian subsidiaries. The revenues, expenses and financial results of these subsidiaries are recorded in the functional currency of the countries that these subsidiaries are located in, which are primarily pounds sterling and euros. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses, net of tax as applicable, included in the cumulative translation adjustment account, a component of equity. As of December 31, 2019 and 2018, the portion of our equity attributable to accumulated other comprehensive loss from foreign currency translation adjustments was $177 million and $227 million, respectively.
We have foreign currency transaction gains and losses related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations. These transaction gains and losses are due to the increase or decrease in the foreign currency exchange rates between periods. Forward contracts on foreign currencies are entered into to manage the foreign currency exchange rate risk. Gains and losses from foreign currency transactions are included in other income (expense) in the accompanying consolidated statements of income and resulted in net losses of $5 million, $2 million and $4 million in 2019, 2018 and 2017, respectively.
Earnings Per Common Share
Basic earnings per common share is calculated using the weighted average common shares outstanding during the year. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are included in the diluted per share calculations unless the effect of inclusion would be antidilutive (Note 19).
Recently Adopted Accounting Pronouncements

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements
ASU No. 2016-02, Leases, requires entities to recognize both assets and liabilities arising from finance and operating leases, along with additional qualitative and quantitative disclosures.	Adopted on January 1, 2019.	Further disclosures and details on our adoption are discussed below.
ASU 2018-07, Compensation–Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07 aligns the accounting for share-based payment awards issued to employees and nonemployees. Under this new guidance, the existing employee guidance will now apply to nonemployee share-based transactions.
	Effective for fiscal years beginning after December 15, 2018. Adopted on January 1, 2019.	This guidance will be applied to all new awards granted after the date of adoption, and adoption did not have a material impact on our consolidated financial statements or related disclosures.
ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans — General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans, or ASU 2018-14 was issued in August 2018 and removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures.

Effective for fiscal years beginning after December 15, 2020 with early adoption permitted. We elected early adoption and adopted on December 31, 2019. The amendments in ASU 2018-14 are required to be applied retrospectively.

Upon adoption we eliminated certain disclosure requirements related to our defined benefit plans that were previously disclosed in Note 16. Certain other disclosure requirements described in Subtopic 715-20 were not applicable to us.

Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, and ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, collectively referred to as ASC 606.

	Adopted retrospectively on January 1, 2018 and restated each prior period presented.	Further disclosures and details on our adoption are discussed below.

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements
ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost requires that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component in the same line item as other related compensation costs, and the other components of net benefit cost in the income statement outside of operating income. The guidance only allows the service cost component of net benefit cost to be eligible for capitalization.
Adopted on January 1, 2018 and applied retrospectively to each prior period presented
We have a pension plan, a U.S. nonqualified supplemental executive retirement plan, and post-retirement defined benefit plans that are all impacted by the guidance. Each of these plans are frozen and do not have a service cost component, which means the expense or benefit recognized under each plan represents other components of net benefit cost as defined in the guidance. The combined net periodic (expense) benefit of these plans was ($8 million) and $9 million in 2018 and 2017, respectively, and was previously reported as an adjustment to compensation and benefits expenses in the accompanying consolidated statements of income. Following our adoption, these amounts were reclassified to be included in other income, net, and these adjustments had no impact on net income.

ASU No. 2016-01, which provides updated guidance for the recognition, measurement, presentation, and disclosure of certain financial assets and liabilities, including the requirement that equity investments (except (i) those accounted for under the equity method of accounting or (ii) those that result in consolidation of the investee) are to be measured at fair value with changes in fair value recognized in net income. See "Investments" section above for additional detail.
	Adopted on January 1, 2018.	Our adoption did not result in any fair value adjustments on the date of adoption.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, or SAB 118, which provided guidance for companies that have not completed their accounting for the income tax effects of the TCJA.

In the period of enactment of the TCJA, allowing for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. As of December 31, 2018, we completed our accounting for the tax effects of the enactment of the TCJA.

As of December 31, 2018, we reaffirmed our position that we were not subject to transition tax under the TCJA. In addition, we concluded that the $764 million deferred tax benefit recorded as of December 31, 2017 was a reasonable estimate of the TCJA impact on our deferred tax.

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
	In 2018, we completed our analysis of the two different accounting policies.	As of December 31, 2018, we made a policy election to recognize such tax as a current period expense when incurred.

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements
ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulative Other Comprehensive Income, or ASU 2018-02, gave entities the option to reclassify to retained earnings certain tax effects related to items in accumulated other comprehensive income, or OCI, that have been stranded in OCI as a result of the enactment of the TCJA.
Effective for fiscal years beginning after December 15, 2018 with early adoption permitted. We elected early adoption and adopted in the fourth quarter of 2018.
The impact of our adoption was a balance sheet reclassification from OCI to retained earnings of $26 million, which was reflected in our consolidated balance sheet as of December 31, 2018. In connection with our adoption, we made a policy election to use a portfolio approach with respect to pension, postretirement benefit plan obligations and currency translation matters when we determine the timing and extent to which stranded income tax effects from items that were previously recorded in accumulated other comprehensive income are released.

ASU 2016-18, Statement of Cash Flows: Restricted Cash, or ASU 2016-18, required us to show the changes in the total of cash, cash equivalents and restricted cash and cash equivalents in the statement of cash flows.
Adopted in the fourth quarter of 2017.
We no longer present transfers between cash, cash equivalents and restricted cash and cash equivalents in the statement of cash flows. We reclassified changes in restricted cash from cash flows provided by (used in) investing activities, to the total change in beginning and end-of-period balances. Our statements of cash flows for 2019, 2018 and 2017 reflect this change.

Accounting Pronouncements Not Yet Adopted in These Financial Statements

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements
ASU No. 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments applies to all financial instruments carried at amortized cost including held-to-maturity debt securities and trade receivables. Requires financial assets carried at amortized cost to be presented at the net amount expected to be collected and requires entities to record credit losses through an allowance for credit losses on available-for-sale debt securities.
	We adopted on January 1, 2020. Our adoption was subject to the same internal controls over financial reporting that we apply to our consolidated financial statements.	We have evaluated this guidance to determine the impact on our consolidated financial statements. Based on our assessment, we concluded the impact of adoption of this guidance not to be material.

Adoption of ASC 606, Revenues from Contracts with Customers
The FASB has issued ASC Topic 606, Revenue from Contracts with Customers, and ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, collectively referred to as ASC 606. ASC 606 provides guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASC 606 superseded prior revenue recognition guidance and requires us to recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 requires enhanced disclosures, including (i) revenue recognition policies used to identify performance obligations to customers and (ii) the use of significant judgments in measurement and recognition.
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
Our adoption of ASC 606 had the following impact on our reported results for the prior periods presented, driven primarily by the accelerated recognition of listings fee revenues in our NYSE businesses (in millions, except earnings per share):

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
Adoption of ASU 2016-02, Leases
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
At lease inception, we review the service arrangement and components of a contract to identify if a lease or embedded lease arrangement exists. An indicator of a contract containing a lease is when we have the right to control and use an identified asset over a period of time in exchange for consideration. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, using our estimated incremental borrowing rate. Upon adoption of ASU 2016-02, we made the policy election to not record existing or future leases with a term of 12 months or less on the balance sheet, and to recognize lease expense on a straight-line basis over the lease term. For these leases, the impact on adoption was nominal. We have also made policy elections related to capitalization thresholds and discount rates. We have elected to use a portfolio approach in consideration of our incremental borrowing rate to our population of lease agreements. Upon adoption, our incremental borrowing rate was determined based on our recent debt issuances that we believe are reflective of current borrowing rates. Subsequent to adoption, current incremental borrowing rates were used. Certain lease agreements include options to extend, renew or terminate the lease agreement. As of December 31, 2019, the weighted-average remaining lease term was 6.7 years and the weighted average discount rate was 3.5%. Our lease agreements do not contain any residual value guarantees.
Upon adoption of ASU 2016-02, we recorded $368 million in operating lease liabilities, of which $53 million is included in other current liabilities and $315 million is included in non-current operating lease liabilities within our accompanying consolidated balance sheet. We also recorded $317 million in operating lease right-of-use assets that are included as a component of property and equipment, net, in our balance sheet and are recorded in an amount equal to our lease liability, adjusted for any remaining unamortized lease incentives such as our deferred rent balances. As part of our adoption, we eliminated $51 million in deferred rent liabilities, of which $2 million had previously been included in other current liabilities and $49 million had been included in other non-current liabilities on our balance sheet. On the date of adoption, deferred rent liabilities were reclassified and presented as a reduction to the right-of-use asset, included in property and equipment, net, on our consolidated balance sheet. Our adoption did not have an impact on our consolidated income statement.
We recognize rent expense monthly on a straight-line basis for each respective operating lease, as a reduction to the right-of-use asset. We recognized $41 million, $38 million and $39 million of rent expense for office space as rent and occupancy expense in 2019, 2018, and 2017, respectively, and $21 million, $21 million and $19 million of rent expense for data center facilities as technology and communication expense in 2019, 2018, and 2017, respectively, within our consolidated income statement. We do not have any significant variable lease costs related to building and maintenance costs, real estate taxes, or other charges.
Details of our lease asset and liability balances are as follows (in millions):

	As of December 31, 2019	As of January 1, 2019
Right-of-use lease assets	$287	$317

Current operating lease liability	53	53
Non-current operating lease liability	281	315
Total operating lease liability	$334	$368

As of December 31, 2019, we estimate that our operating lease liability will be recognized in the following years (in millions):

2020	62
2021	65
2022	63
2023	45
2024	41
Thereafter	100
Lease liability amounts repayable	376
Interest costs	42
Total operating lease liability	$334

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of operating lease liability	$65
Right-of-use assets obtained in exchange for operating lease obligations	$389

3.	Acquisitions and Divestitures
Acquisitions

Company	Acquisition Date	Primary Segment	Description
Simplifile, LC, or Simplifile	June 12, 2019	Trading and Clearing
Simplifile offers an array of mortgage services, primarily serving as an electronic liaison between lenders, settlement agents and county recording offices, streamlining the local recording of residential mortgage transactions. The transaction expands the ICE Mortgage Services portfolio, which includes MERS. See below for the Simplifile purchase price allocation.

Company	Acquisition Date	Primary Segment	Description
MERSCORP Holdings, Inc., or MERS	October 3, 2018	Trading and Clearing
MERS was previously a privately held, member-based organization that owned and managed the MERS System, made up of lenders, servicers, sub-servicers, investors and government institutions. MERS is now part of ICE Mortgage Services. Further disclosures and details on our acquisition of MERS is discussed below.

TMC Bonds, LLC, or TMC Bonds	July 23, 2018	Trading and Clearing
TMC Bonds is an electronic fixed income marketplace, supporting anonymous trading across multiple protocols in various asset classes, including municipals, corporates, treasuries, agencies and certificates of deposit. See below for the TMC Bonds purchase price allocation.

CHX Holdings, Inc., the parent company of the Chicago Stock Exchange, Inc., or CHX	July 18, 2018	Trading and Clearing	CHX, now named NYSE Chicago, is a full-service stock exchange including trading, data and corporate listings services. NYSE Chicago operates as a registered national securities exchange.
BondPoint	January 2, 2018	Trading and Clearing
BondPoint was acquired from Virtu Financial, Inc. and is a provider of electronic fixed income trading solutions for the buy-side and sell-side, offering access to centralized liquidity and automated trade execution services through its alternative trading system, or ATS. See below for the BondPoint purchase price allocation.

Bank of America Merrill Lynch, or BofAML’s, Global Research division’s index business, now named ICE BofA indices	October 20, 2017	Data and Listings	The ICE BofA indices are the second largest group of fixed income indices as measured by assets under management, or AUM, globally.
TMX Atrium	May 1, 2017	Data and Listings
TMX Atrium was acquired from TMX Group and is a global extranet and wireless services business, from TMX Group. TMX Atrium provides low-latency access to markets and market data across 12 countries, more than 30 major trading venues, and ultra-low latency wireless connectivity to access markets and market data in the Toronto, New Jersey and Chicago metro areas. The wireless assets consist of microwave and millimeter networks that transport market data and provide private bandwidth.

National Stock Exchange, Inc., now named NYSE National	January 31, 2017	Trading and Clearing
National Stock Exchange, Inc. gave the NYSE group of exchanges, or the NYSE Group, a new U.S. exchange license and is distinct from NYSE Group’s other listings exchanges because NYSE National is only a trading venue and not a listings market. NYSE Group’s other listings exchanges, NYSE, NYSE American, NYSE Arca and NYSE Chicago, have unique market models designed for corporate and ETF issuers. After closing the transaction, NYSE National ceased operations on February 1, 2017. NYSE National re-launched operations and commenced trading in May 2018.

During 2019, our consolidated subsidiary, Bakkt Holdings, LLC, or Bakkt, acquired two other companies which are not material to our operations.
Additional MERS Acquisition Considerations
In June 2016, we acquired a majority equity position in MERS and entered into a software development agreement to rebuild the MERS System, a national electronic registry that tracks the changes in servicing rights and beneficial ownership interests in U.S.-based mortgage loans. We treated the investment as an equity method investment since we did not have the ability to control the operations of MERS. On July 20, 2018, we exercised our option to purchase all of the remaining equity interests of MERS as a result of satisfying our deliverables under the software development agreement. On October 3, 2018, we completed the purchase of all remaining interests and, accordingly, own 100% of MERS. On that date, we gained control of MERS, began to include MERS's results as part of our consolidated operations, and recorded a $110 million gain on our initial investment value as other non-operating income.

Acquisition Purchase Prices and Allocation
The following summarizes our purchase price allocation for material acquisitions to the respective net tangible and identifiable intangible assets and liabilities based on their respective estimated fair values on the date of acquisition. For each acquisition, the excess of the purchase price over the net tangible and identifiable intangible assets has been recorded as goodwill. Cash consideration was gross of $12 million cash held by Simplifile and $15 million cash held by TMC Bonds on the date of each respective acquisition.

	Acquisition Purchase Price Allocation (dollars in millions)
	Simplifile (Preliminary)	Useful Life (Years)	TMC Bonds	Useful Life (Years)	BondPoint	Useful Life (Years)

Customer relationship intangibles	$104	20	$253	15	$123	15
Developed technology intangibles	7	7	7	3	7	3
Trade name intangibles	2	5	—		—
Total identifiable intangible assets	113		260		130
Goodwill	218		423		267
Other working capital adjustments	7		17		3
Total purchase price cash consideration	$338		$700		$400

Non-Controlling Interest
During 2017 we purchased both Gasunie’s 21% minority ownership interest in ICE Endex and ABN AMRO Clearing Bank N.V.’s 25% minority ownership interest in ICE Clear Netherlands. Subsequent to these acquisitions, we own 100% of ICE Endex and ICE Clear Netherlands and no longer include non-controlling interest for either company in our consolidated financial statements.
During 2017, we purchased 12.6% of the net profit sharing interest in our CDS clearing subsidiaries and in September 2018, we purchased an additional 3.2% interest. The remaining non-ICE limited partners in our CDS clearing subsidiaries hold a 26.7% ownership interest as of December 31, 2019.
In December 2018, Bakkt Holdings, LLC, or Bakkt, was capitalized with $183 million in initial funding by us as majority owner, along with a group of other minority investors. We hold a call option over these interests subject to certain terms. Similarly, the non-ICE partners in Bakkt hold a put option to require us to repurchase their interests subject to certain terms. These minority interests are reflected as redeemable non-controlling interests in temporary equity within our consolidated balance sheet.
Bakkt is an integrated platform that enables consumers and institutions to transact in digital assets. Bakkt was approved by the New York State Department of Financial Services to take custody of digital assets through Bakkt Trust Company, LLC, a qualified custodian. Bakkt Trust Company, LLC takes custody of bitcoin for physically-delivered futures, creating the first fully regulated marketplace for trading, clearing and custodial solutions of physically-delivered digital asset futures, and is supported by ICE Futures U.S. and ICE Clear U.S.
Divestiture of Trayport and the Acquisitions of Natural Gas Exchange Inc. and Shorcan Energy Brokers Inc.
In December 2015, we acquired 100% of Trayport for $620 million, in a stock transaction comprised of 12.6 million shares of our common stock. The CMA subsequently undertook a review of our acquisition of Trayport under the merger control laws of the U.K. and we were ultimately obligated to sell Trayport by January 2018. We sold Trayport to TMX Group in December 2017 for £550 million ($733 million). The gross proceeds included a combination of cash and in value relating to our acquisitions of Natural Gas Exchange, Inc., or NGX, now named ICE NGX, and Shorcan Energy Brokers Inc., or Shorcan Energy, from TMX Group. Shorcan Energy is now named CalRock Brokers, Inc., or CalRock. We recognized a net gain of $110 million in other income on the transaction. The net gain was equal to the $733 million in gross proceeds received less the adjusted carrying value of Trayport’s net assets of $607 million ($531 million carrying value plus $76 million in accumulated other comprehensive loss from foreign currency translation) less $16 million in disposition costs.
Trayport was included in our Data and Listings segment and ICE NGX and CalRock are primarily included in our Trading and Clearing segment. ICE NGX, headquartered in Calgary, provides electronic execution, central counterparty clearing and data services to the physical North American natural gas, electricity and oil markets. CalRock offers brokerage services for the North American crude oil markets. The ICE NGX and CalRock purchase price was allocated to their net tangible and identifiable intangible assets and liabilities based on their estimated fair values on the acquisition date. Our allocation to identifiable intangible assets was $198 million, including $140 million for exchange registrations and licenses, which were assigned an indefinite useful life, and $53 million for customer relationship intangible assets, which were assigned useful lives of 20 years. The excess of the purchase price over the allocated net tangible and identifiable intangible asset value was $123 million and was recorded as goodwill.
Other Divestitures
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
Our equity investments, including our investments in Euroclear plc, or Euroclear, and Coinbase Global, Inc., or Coinbase, among others, are subject to valuation under ASU 2016-01. See Note 17 for a discussion of our determination of fair value of our financial instruments.
Investment in Euroclear
During 2017, we purchased a 4.7% stake in Euroclear valued at €276 million ($327 million). Upon purchasing this stake, we agreed to participate on the Euroclear Board of Directors. During the same period, we negotiated an additional purchase which closed on February 21, 2018 following regulatory approval. This provided us with an additional 5.1% stake in Euroclear for a purchase price of €246 million in cash ($304 million). As of December 31, 2019, we own a 9.8% stake in Euroclear for a total investment of $631 million. Euroclear is classified as an equity investment and included in other non-current assets in our consolidated balance sheets.
Euroclear is a provider of post-trade services, including settlement, central securities depositories and related services for cross-border transactions across asset classes. In 2019 and 2018, we recognized dividend income of $19 million and $15 million, respectively, from Euroclear, included in other income.
Investment in Cetip
Until March 29, 2017, we held a 12% ownership interest in Cetip, S.A., or Cetip, classified as a long-term investment. On that date, in connection with the merger of Cetip with BM&FBOVESPA S.A., which changed its name to B3 S.A. - Brasil, Bolsa, Balcão, or B3, we recognized a $176 million realized investment gain in other income (expense), net, and $9 million in foreign exchange losses and transaction expenses in other income (expense), net. We recognized dividend income received relating to our investment in Cetip in other income of $5 million in 2017.
Equity Method Investments
We recognized $62 million, $46 million and $36 million as other income during 2019, 2018 and 2017, respectively, related to our equity method investments in OCC and MERS, discussed below. We had previously accounted for our investment in MERS as an equity method investment before completing our acquisition of 100% of MERS on October 3, 2018 (Note 3).
Investment in OCC
We own a 40% interest in the Options Clearing Corporation, or OCC, through a direct investment by the New York Stock Exchange, or NYSE, that we treat as an equity method investment. As of December 31, 2019, OCC is our only equity method investment and is included in other non-current assets in the accompanying consolidated balance sheets. OCC serves as a clearing house for securities options, security futures, commodity futures and options on futures traded on various independent exchanges. OCC clears securities options traded on NYSE Arca and NYSE Amex Options, along with other non-affiliated exchanges, and is regulated by the SEC as a registered clearing agency and by the Commodity Futures Trading Commission, or CFTC, as a derivatives clearing organization. Under the equity method of accounting, each reporting period we adjust the carrying value of our OCC investment on our balance sheet by recognizing our pro-rata 40% share of the earnings or losses of OCC, with a corresponding adjustment in our statement of income to other income, after eliminating any intra-entity income or expenses. In addition, if and when OCC issues cash dividends to us, we deduct the amount of these dividends from the carrying amount of our investment.
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
Subsequent to our $60 million investment, certain industry participants appealed the SEC's approval of the OCC capital plan in the U.S. Court of Appeals, and in August 2017, the Court of Appeals remanded the capital plan to the SEC. On February 13, 2019, the SEC disapproved the OCC capital plan established in 2015. Consistent with the SEC's disapproval of the OCC capital plan, the OCC returned our original $60 million contribution during 2019 as a result of the disapproval, including $16 million returned during the three months ended December 31, 2019.
Following the SEC disapproval, the OCC also announced that it would not be providing a refund to clearing members or declaring a dividend to shareholders for the year ended December 31, 2018, which resulted in higher reported OCC 2018 net income than we had estimated. Therefore, during 2019, we adjusted equity earnings in OCC by recording an additional $19 million earnings in other income to reflect our share of OCC's 2018 net income. In addition, we recognized $43 million in 2019 of equity earnings as our share of OCC's estimated 2019 profits, which is also included in other income.
Investments Related to MERS Prior to Acquisition
As a result of our acquisition of a majority equity position in MERS in June 2016, MERS was required to have cash or investments reserved in order to satisfy terms of the governing agreements of the acquisition. The reserve was satisfied with fixed income securities, including treasuries, corporates and municipals. The balance of the reserve was primarily used to cover settlement amounts from all litigation and claims arising from the operations of MERS prior to the acquisition of the majority equity position. As of December 31, 2019 and 2018, it amounted to $42 million and $81 million, respectively, including interest, and was included in prepaid expenses and other current assets and non-current assets, offset by an equal amount due to former MERS equity holders and was reflected in other current liabilities and other non-current liabilities. During 2019, we sold $41 million of these investments and distributed the proceeds to the original MERS shareholders (Note 17).

5.	Revenue Recognition
Our primary revenue contract classifications are described below. These categories best represent those with similar economic characteristics of the nature, amount, timing and uncertainty of our revenues and cash flows.

•
Transaction and clearing, net - Transaction and clearing revenues represent fees charged for the performance obligations of derivatives trading and clearing, cash, equity options and fixed income trading, as well as mortgage and technology services. In our derivatives markets, we earn transaction and clearing revenues from both counterparties to each contract that is traded and/or cleared, and in our equity and equity options markets, we receive trade execution fees. In our fixed income trading markets, we earn transaction fees on the trade execution of agency trades, commissions and net markups and markdowns on riskless principal trades. In our mortgage services market we earn fees for the registration and electronic recording of residential mortgage transactions.

The derivatives trading and clearing fees contain two performance obligations: (1) trade execution/clearing novation and (2) risk management of open interest. While we allocate the transaction price between these two performance obligations, since they generally are satisfied almost simultaneously, there is no significant deferral of revenue. Cash trading, equity options, mortgage services and fixed income fees contain one performance obligation related to each transaction which occurs instantaneously, and the revenue is recorded at the point in time of the transaction. Our transaction and clearing revenues are reported net of rebates, except for the NYSE transaction-based expenses. Rebates were $860 million, $844 million and $749 million in 2019, 2018 and 2017, respectively. Transaction and clearing fees can be variable based on trade volume discounts used in the determination of rebates, however virtually all volume discounts are calculated and recorded on a monthly basis. Transaction and clearing fees, as well as any volume discounts rebated to our customers, are calculated and billed monthly in accordance with our published fee schedules. In our NYSE businesses, we make liquidity payments to certain customers, as well as charge routing fees related to orders in our markets which are routed to other markets for execution and recognize those payments as a cost of revenue. In addition, we pay NYSE regulatory oversight fees to the SEC and collect equal amounts from our customers. These are also considered a cost of revenue, and both of these NYSE-related fees are included in transaction-based expenses. Transaction and clearing revenues and the related transaction-based expenses are all recognized in our Trading and Clearing segment. In certain of our revenue share arrangements with third parties we control the delivered contract; in these arrangements we are acting as a principal and the revenue is recorded gross.

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

•
Listings - Listings revenues include original and annual listings fees, and other corporate action fees. Each distinct listing fee is allocated to multiple performance obligations including original and incremental listing and investor relations services, as well as a customer’s material right to renew the option to list on our exchanges. In performing this allocation, the standalone selling price of the listing services is based on the original and annual listing fees and the standalone selling price of the investor relations services is based on its market value. All listings fees are billed upfront and the identified performance obligations are satisfied over time. Revenue related to the investor relations performance obligation is recognized ratably over the period these services are provided, with the remaining revenue recognized ratably over time as customers continue to list on our exchanges. Listings fees related to other corporate actions are considered contract modifications of our listing contracts and are recognized ratably over time as customers continue to list on our exchanges. All listings fees are recognized in our Data and Listings segment.

•
Other revenues - Other revenues primarily include interest income on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, technology development fees, exchange membership fees and agricultural grading and certification fees. Generally, fees for other revenues contain one performance obligation. Because these contracts primarily consist of single performance obligations with fixed prices, there is no variable consideration and no need to allocate the transaction price. Services for other revenues are primarily satisfied at a point in time. Therefore, there is no need to allocate the fee and no deferral results as we have no further obligation to the customer at that time. Other revenues are recognized in our Trading and Clearing segment.

The following table depicts the disaggregation of our revenue according to business line and segment (in millions). Amounts here have been aggregated as they follow consistent revenue recognition patterns, and are consistent with the segment information in Note 18:

	Trading & Clearing Segment	Data & Listings Segment	Total Consolidated
Year ended December 31, 2019
Transaction and clearing, net	$3,627	$—	$3,627
Data services	—	2,211	2,211
Listings	—	449	449
Other revenues	260	—	260
Total revenues	3,887	2,660	6,547
Transaction-based expenses	1,345	—	1,345
Total revenues, less transaction-based expenses	$2,542	$2,660	$5,202

Timing of Revenue Recognition
Services transferred at a point in time	$2,194	$—	$2,194
Services transferred over time	348	2,660	3,008
Total revenues, less transaction-based expenses	$2,542	$2,660	$5,202

	Trading & Clearing Segment	Data & Listings Segment	Total Consolidated
Year ended December 31, 2018
Transaction and clearing, net	$3,483	$—	$3,483
Data services	—	2,115	2,115
Listings	—	444	444
Other revenues	234	—	234
Total revenues	3,717	2,559	6,276
Transaction-based expenses	1,297	—	1,297
Total revenues, less transaction-based expenses	$2,420	$2,559	$4,979

Timing of Revenue Recognition
Services transferred at a point in time	$2,074	$—	$2,074
Services transferred over time	346	2,559	2,905
Total revenues, less transaction-based expenses	$2,420	$2,559	$4,979

	Trading & Clearing Segment	Data & Listings Segment	Total Consolidated
Year ended December 31, 2017
Transaction and clearing, net	$3,131	$—	$3,131
Data services	—	2,084	2,084
Listings	—	426	426
Other revenues	202	—	202
Total revenues	3,333	2,510	5,843
Transaction-based expenses	1,205	—	1,205
Total revenues, less transaction-based expenses	$2,128	$2,510	$4,638

Timing of Revenue Recognition
Services transferred at a point in time	$1,813	$—	$1,813
Services transferred over time	315	2,510	2,825
Total revenues, less transaction-based expenses	$2,128	$2,510	$4,638

The Trading and Clearing segment revenues above include $247 million, $248 million, and $226 million in 2019, 2018 and 2017, respectively, for services transferred over time related to risk management of open interest performance obligations. A majority of these performance obligations are performed over a short period of time of one month or less.
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

6.	Short-Term and Long-Term Restricted Cash and Cash Equivalents
ICE Futures Europe operates as a U.K. Recognized Investment Exchange, and is required by the U.K. Financial Conduct Authority to maintain financial resources sufficient to properly perform its relevant functions equivalent to a minimum of six months of operating costs, subject to certain deductions, which is held in cash or cash equivalents or investments, at all times. As of both December 31, 2019 and 2018, the amount held for this purpose was $90 million and is included in short-term restricted cash and cash equivalents.
ICE Clear Europe operates as a U.K. Recognized Clearing House. As such, ICE Clear Europe is required by the BOE and the European Market Infrastructure Regulation, or EMIR, to restrict as cash, cash equivalents or investments an amount to reflect an estimate of the capital required to wind down or restructure the activities of the clearing house, cover operational, legal and business risks and to reserve capital to meet credit, counterparty and market risks not covered by the members' margin and guaranty funds. As of December 31, 2019 and 2018, $465 million and $435 million, respectively, are included in short-term restricted cash and cash equivalents held for these purposes. The increase in the regulatory capital restricted cash at ICE Clear Europe as of December 31, 2019 was due to the growth of our clearing businesses, a related increase in costs and the consequential additional regulatory capital buffers required by the BOE. ICE Clear Europe, in addition to being regulated by the BOE, is also regulated by the CFTC as a U.S. Derivatives Clearing Organization, or DCO. The regulatory capital available to ICE Clear Europe, as described above, exceeds the CFTC requirements.
Our CFTC regulated U.S. Designated Contract Market, or DCM, ICE Futures U.S., our CFTC regulated U.S. DCOs, ICE Clear U.S. and ICE Clear Credit, our CFTC regulated U.S. Swap Data Repository, or SDR, ICE Trade Vault, and our U.S. Swap Execution Facility, or SEF, ICE Swap Trade, are required to maintain financial resources including cash, in an amount that would cover certain operating costs for a one-year period, subject to certain deductions, to satisfy at least six months of such operating costs at all times. As of December 31, 2019 and 2018, the financial resources reserved were $239 million and $213 million, respectively, included as short-term restricted cash and cash equivalents. For our U.S. DCOs, ICE Clear U.S. and ICE Clear Credit, these amounts include voluntarily-held additional reserves consistent with the EMIR requirements to cover operational, legal and business risks and to reserve capital to meet credit, counterparty and market risks not covered by the member margin and guaranty funds.
Our clearing houses, other than ICE NGX, require each clearing member to make deposits to a fund known as the guaranty fund. As of December 31, 2019 and 2018, our combined contributions from the clearing houses to the guaranty funds of our clearing houses are $404 million and $320 million, respectively. In January 2019, we increased our contribution to ICE Clear Europe’s guaranty fund by $27 million and in March 2019, we increased our ICE Clear U.S. guaranty fund contribution by $7 million. In September 2019, we increased our ICE Clear U.S. guaranty fund contribution by $35 million in connection with the launch of Bakkt, solely applicable to any losses associated with a default in Bitcoin contracts and other digital asset contracts that ICE Clear U.S. might clear in the future associated with Bakkt operations. In addition, we have a $15 million first-loss amount related to ICE NGX insurance and included in our contribution to its guaranty fund. All of these contributions are included in long-term restricted cash and cash equivalents. See Note 14 for additional information on the guaranty funds and our contributions of cash to our clearing houses guaranty funds.
As of December 31, 2019 and 2018, there is $104 million and $67 million, respectively, of additional combined cash included in short-term restricted cash and cash equivalents related to other regulated entities and exchanges, including ICE Benchmark Administration, ICE Clear Netherlands, ICE Trade Vault U.K., ICE Endex, ICE Clear Singapore, ICE NGX. As of December 31, 2019, short-term restricted cash includes the clearing member requirements of ICE Securities Executions & Clearing, LLC and restricted cash related to the launch of Bakkt Trust Company, LLC. The increase in the regulatory capital restricted cash as of December 31, 2019 was primarily due to additional costs incurred due to the growth of these businesses.
As of December 31, 2019 and 2018, we have $45 million and $23 million, respectively, of additional restricted cash, primarily related to escrow for recent acquisitions included in short-term restricted cash and cash equivalents.

7.	Property and Equipment
Property and equipment consisted of the following (in millions):

	As of December 31,		Depreciation Period (Years)
	2019	2018
Software and internally developed software	$1,056	$919	3 to 7
Computer and network equipment	742	682	3 to 5
Land	146	145	N/A
Buildings and building improvements	309	294	15 to 40
Right-of-use lease assets	287	—	1 to 16
Leasehold improvements	269	242	4 to 12
Equipment, aircraft and office furniture	233	225	4 to 15
	3,042	2,507
Less accumulated depreciation and amortization	(1,506)	(1,266)
Property and equipment, net	$1,536	$1,241

Beginning January 1, 2019, in connection with our adoption of ASU 2016-02 (Note 2), we recognize right-of-use assets representing our rights to use assets over an underlying lease term as rent expense.
In 2019, 2018 and 2017, amortization of software and internally developed software was $175 million, $160 million and $135 million, respectively, and depreciation of all other property and equipment was $145 million, $133 million and $122 million, respectively. As of December 31, 2019 and 2018, unamortized software and internally developed software was $301 million and $298 million, respectively.

8.	Goodwill and Other Intangible Assets
The following is a summary of the activity in our goodwill balance (in millions):

Goodwill balance at January 1, 2018	$12,216
Acquisitions	889
Foreign currency translation	(38)
Other activity, net	18
Goodwill balance at December 31, 2018	13,085
Acquisitions	235
Foreign currency translation	20
Other activity, net	2
Goodwill balance at December 31, 2019	$13,342

The following is a summary of the activity in our other intangible assets balance (in millions):

Other intangible assets balance at January 1, 2018	$10,269
Acquisitions	548
Foreign currency translation	(45)
Amortization of other intangible assets	(289)
Other activity, net	(21)
Other intangible assets balance at December 31, 2018	10,462
Acquisitions	116
Foreign currency translation	24
ICE Futures Singapore exchange registration intangible assets impairment	(31)
Amortization of other intangible assets	(311)
Other activity, net	(2)
Other intangible assets balance at December 31, 2019	$10,258

We completed several acquisitions, including Simplifile, during 2019, and BondPoint, CHX Holdings, Inc., TMC Bonds and MERS during 2018 (Note 3).

Foreign currency translation adjustments result from a portion of our goodwill and other intangible assets being held at our U.K., EU and Canadian subsidiaries, whose functional currencies are not the U.S. dollar. The table above includes an impairment charge of $31 million recorded during 2019 on the remaining value of exchange registration intangible assets on ICE Futures Singapore as a result of a decrease in fair value determined during our annual impairment testing. ICE Futures Singapore is part of our Trading and Clearing segment. In addition, the table includes an impairment charge of $4 million recorded during 2018 on the remaining value of exchange registration intangible assets in connection with the July 2018 closure of ICE Futures Canada and ICE Clear Canada. ICE Futures Canada and ICE Clear Canada were part of our Trading and Clearing segment. Other than these impairments and the impairment related to the 2017 NYSE Governance Services divestiture (Note 3), we did not recognize any other impairment losses on goodwill or other intangible assets during 2019, 2018 or 2017. The changes in other activity, net, in the tables above primarily relate to adjustments to the fair value of the net tangible assets and intangible assets relating to acquisitions, with a corresponding adjustment to goodwill.
Other intangible assets and the related accumulated amortization consisted of the following (in millions):

	As of December 31,		Useful Life (Years)
	2019	2018
Customer relationships	$4,510	$4,406	3 to 25
Technology	544	524	2.5 to 11
Trading products with finite lives	237	237	20
Data/databases	150	150	4 to 10
Market data provider relationships	11	11	20
Non-compete agreements	42	39	1 to 5
Other	36	36	1 to 5
	5,530	5,403
Less accumulated amortization	(1,811)	(1,532)
Total finite-lived intangible assets, net	3,719	3,871
Exchange registrations, licenses and contracts with indefinite lives	6,228	6,253
Trade names and trademarks with indefinite lives	280	280
In-process research and development	23	49
Other	8	9
Total indefinite-lived intangible assets	6,539	6,591
Total other intangible assets, net	$10,258	$10,462

In 2019, 2018 and 2017, amortization of other intangible assets was $311 million, $289 million and $272 million, respectively. Collectively, the remaining weighted average useful lives of the finite-lived intangible assets is 17.1 years as of December 31, 2019. We expect future amortization expense from the finite-lived intangible assets as of December 31, 2019 to be as follows (in millions):

2020	$278
2021	261
2022	254
2023	247
2024	290
Thereafter	2,389
$3,719

9.	Deferred Revenue
Our contract liabilities, or deferred revenue, represent consideration received that is yet to be recognized as revenue. Total deferred revenue was $201 million as of December 31, 2019, including $129 million in current deferred revenue and $72 million in other non-current liabilities. Total deferred revenue was $217 million as of December 31, 2018, including $135 million in current deferred revenue and $82 million in other non-current liabilities. See Note 5 for a description of our annual listing, original listing, other listings and data services revenues and the revenue recognition policy for each of these revenue streams. The changes in our deferred revenue during 2019 and 2018 are as follows (in millions):

	Annual Listing Revenue	Original Listing Revenues	Other Listing Revenues	Data Services and Other Revenues	Total
Deferred revenue balance at January 1, 2018	$—	$25	$98	$93	$216
Additions	384	24	38	366	812
Amortization	(384)	(24)	(36)	(367)	(811)
Deferred revenue balance at December 31, 2018	—	25	100	92	217
Additions	384	17	36	394	831
Amortization	(384)	(23)	(42)	(398)	(847)
Deferred revenue balance at December 31, 2019	$—	$19	$94	$88	$201

Included in the amortization recognized in 2019, $122 million related to the deferred revenue balance as of January 1, 2019. Included in the amortization in 2018, $114 million related to the deferred revenue balance as of January 1, 2018. As of December 31, 2019, we estimate that our deferred revenue will be recognized in the following years (in millions):

	Original Listing Revenues	Other Listing Revenues	Data Services and Other Revenues	Total
2020	$15	$31	$83	$129
2021	4	24	4	32
2022	—	21	1	22
2023	—	11	—	11
2024	—	6	—	6
Thereafter	—	1	—	1
Total	$19	$94	$88	$201

10.	Debt
Our total debt, including short-term and long-term debt, consisted of the following (in millions):

	As of December 31,
	2019	2018
Debt:
Short-term debt:
Commercial Paper	$1,311	$951
2020 Senior Notes (2.75% senior unsecured notes due December 1, 2020)	1,248	—
Other short-term debt	10	—
Total short-term debt	2,569	951
Long-term debt:
2020 Senior Notes (2.75% senior unsecured notes due December 1, 2020)	—	1,246
2022 Senior Notes (2.35% senior unsecured notes due September 15, 2022)	497	496
2023 Senior Notes (3.45% senior unsecured notes due September 21, 2023)	398	397
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	794	793
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,244	1,243
2027 Senior Notes (3.10% senior unsecured notes due September 15, 2027)	496	496
2028 Senior Notes (3.75% senior unsecured notes due September 21, 2028)	592	591
2048 Senior Notes (4.25% senior unsecured notes due September 21, 2048)	1,229	1,228
Total long-term debt	5,250	6,490
Total debt	$7,819	$7,441

Credit Facilities
We have a $3.4 billion senior unsecured revolving credit facility, or the Credit Facility, pursuant to a credit agreement with Wells Fargo Bank, N.A., as primary administrative agent, issuing lender and swing-line lender, Bank of America, N.A., as syndication agent, backup administrative agent and swing-line lender, and the lenders party thereto. On August 9, 2018, we extended the final maturity date of the Credit Facility from August 18, 2022 to August 9, 2023, and made certain other changes. We incurred debt issuance costs of $2 million relating to the Credit Facility and these costs are included in the accompanying consolidated balance sheet as other non-current assets to be amortized over the life of the Credit Facility.
The Credit Facility includes an option for us to propose an increase in the aggregate amount available for borrowing by up to $975 million, subject to the consent of the lenders funding the increase and certain other conditions. No amounts were outstanding under the Credit Facility as of December 31, 2019. As of December 31, 2019, of the $3.4 billion that is currently available for borrowing under the Credit Facility, $1.3 billion is required to back-stop the amount outstanding under our U.S. dollar commercial paper program, or the Commercial Paper Program, and $160 million is required to support certain broker dealer subsidiary commitments. The amount required to backstop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $1.9 billion is available for working capital and general corporate purposes including, but not limited to, acting as a back-stop to future increases in the amounts outstanding under the Commercial Paper Program.
We also pay an annual commitment fee for unutilized amounts payable in arrears at a rate that ranges from 0.08% to 0.20% determined based on our long-term debt rating. As of December 31, 2019, the applicable rate was 0.125%. Amounts borrowed under the facility may be prepaid at any time without premium or penalty.
The Credit Facility also contains customary representations and warranties, covenants and events of default, including a leverage ratio, limitations on liens on our assets, indebtedness of non-obligor subsidiaries, the sale of all or substantially all of our assets, and other matters.
During 2019, a subsidiary of ours entered into a new $20 million line of credit for their general corporate purposes. As of December 31, 2019, the subsidiary had borrowed $10 million, which is reflected as “other short-term debt” in the table above.
Commercial Paper Program
Our Commercial Paper Program is currently backed by the borrowing capacity available under the Credit Facility, as described above. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates (such as USD LIBOR) which fluctuate due to market conditions and as a result may impact our interest expense.
We had net issuances of $360 million under the Commercial Paper Program during 2019, the proceeds of which were used to fund the acquisition of Simplifile and for general corporate purposes. We repaid $283 million of net notes outstanding under the Commercial Paper Program during 2018 primarily using cash flows from operations and cash proceeds received from our 2018 bond issuance. This was partially offset by notes we issued under the program during 2018, the proceeds of which were used to fund acquisitions and investments and repurchase our common stock. We repaid $409 million of net notes outstanding under the Commercial Paper Program during 2017 primarily using net cash proceeds received from the sales of Cetip and Trayport. We repaid a portion of the amounts outstanding under the program during 2019, 2018 and 2017 with cash flows from operations.
Commercial paper notes of $1.3 billion with original maturities ranging from two to 87 days were outstanding as of December 31, 2019 with a weighted average interest rate of 1.84% per annum, and a weighted average remaining maturity of 22 days. Commercial paper notes of $951 million with original maturities ranging from two to 77 days were outstanding as of December 31, 2018, with a weighted average interest rate of 2.48% per annum, and a weighted average remaining maturity of 12 days.

Senior Notes:

•
2023, 2028 and 2048 Senior Notes: In August 2018, we issued $2.25 billion in new aggregate unsecured fixed-rate senior notes, including $400 million, 3.45% notes due in 2023, or the 2023 Senior Notes, $600 million, 3.75% notes due in 2028, or the 2028 Senior Notes, and $1.25 billion, 4.25% notes due in 2048, or the 2048 Senior Notes. We used the proceeds from the offering for general corporate purposes, including to fund the redemption of the $600 million, 2.50% Senior Notes due October 2018 and to refinance all of our issuances under our Commercial Paper Program that resulted from acquisitions and investments in 2018. We incurred debt issuance costs of $21 million relating to these Senior Notes that we recorded as a deduction from the carrying amount of the debt and which is being amortized over the respective note lives.

•
2022 and 2027 Senior Notes: In August 2017, we issued $1.0 billion in aggregate senior unsecured fixed-rate notes, including $500 million, 2.35% notes due September 2022, or the 2022 Senior Notes, and $500 million, 3.10% notes due September 2027, or the 2027 Senior Notes. We used the majority of the proceeds of the offering to fund the redemption in September 2017 of $850 million, 2.00% senior unsecured fixed-rate NYSE Notes prior to the October 2017 maturity date. We incurred debt issuance costs of $8 million relating to these Senior Notes that we recorded as a deduction from the carrying amount of the debt and which is being amortized over the respective note lives.

•
2020 and 2025 Senior Notes: In November 2015, we issued $2.5 billion in aggregate senior unsecured fixed-rate notes, including $1.25 billion, 2.75% notes due December 2020, or the 2020 Senior Notes, and $1.25 billion, 3.75% notes due December 2025, or the 2025 Senior Notes. We used the proceeds from the offering, together with $1.6 billion of borrowings under our Commercial Paper Program, to finance the cash portion of the purchase price of Interactive Data.

•
October 2023 Senior Notes: In October 2013, we issued $800 million, 4.00% senior unsecured fixed-rate notes due October 2023, or the October 2023 Senior Notes. We used the net proceeds from the October 2023 Senior Notes to finance a portion of the purchase price of the acquisition of NYSE.

All of our Senior Notes contain affirmative and negative covenants, including, but not limited to, certain redemption rights, limitations on liens and indebtedness and limitations on certain mergers, sales, dispositions and lease-back transactions.
Debt Repayment Schedule
As of December 31, 2019, the outstanding debt repayment schedule is as follows (in millions):

2020	$2,574
2021	—
2022	500
2023	1,200
2024	—
Thereafter	3,600
Principal amounts repayable	7,874
Debt issuance costs	(35)
Unamortized balance discounts on bonds, net	(20)
Total debt outstanding	$7,819

11.	Share-Based Compensation
The non-cash compensation expenses for stock options and restricted stock were $139 million, $130 million and $135 million in 2019, 2018 and 2017, respectively, net of $14 million, $15 million and $18 million, respectively, that was capitalized as software development costs. As of December 31, 2019, we had 34.2 million shares in total under various equity plans available for future issuance as stock option and restricted stock awards.
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

The fair value is based on our closing stock price on the date of grant as well as certain other assumptions. Compensation expense arising from option grants is recognized ratably over the vesting period based on the grant date fair value, net of estimated forfeitures.
The following is a summary of our stock option activity:

	Number of Options (in thousands)	Weighted Average Exercise Price per Option
Outstanding at January 1, 2017	3,879	$36.05
Granted	731	57.34
Exercised	(597)	27.97
Outstanding at December 31, 2017	4,013	41.13
Granted	535	67.23
Exercised	(908)	34.84
Forfeited	(30)	58.01
Outstanding at December 31, 2018	3,610	46.44
Granted	493	76.16
Exercised	(598)	38.96
Forfeited	(4)	77.58
Outstanding at December 31, 2019	3,501	51.87

Details of stock options outstanding as of December 31, 2019 are as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Vested or expected to vest	3,501	$51.87	5.9	$142
Exercisable	2,445	$44.35	4.9	$118

Details of stock options exercised during 2019, 2018 and 2017 are as follows:

	Year Ended December 31,
Options exercised:	2019	2018	2017
Total intrinsic value of options exercised (in millions)	$26	$36	$22

	As of December 31,
Options outstanding:	2019	2018	2017
Number of options exercisable (in millions)	2.4	2.6	3.0
Weighted-average exercise price	$44.35	$40.22	$36.36

As of December 31, 2019, there were $8 million in total unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted average period of 1.4 years as the stock options vest.
We use the Black-Scholes option pricing model to value our stock option awards. During 2019, 2018 and 2017, we used the assumptions in the table below to compute the value:

	Year Ended December 31,
Assumptions:	2019	2018	2017
Risk-free interest rate	2.49%	2.67%	1.84%
Expected life in years	5.9	6.0	5.0
Expected volatility	20%	20%	21%
Expected dividend yield	1.44%	1.43%	1.40%
Estimated weighted-average fair value of options granted per share	$15.45	$14.08	$10.50

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
In February 2019, we reserved a maximum of 1.1 million restricted shares for potential issuance as performance-based restricted shares to certain of our employees. The number of shares ultimately granted under this award is based on our actual financial performance as compared to financial performance targets set by our Board of Directors and its Compensation Committee for the year ending December 31, 2019, and is also subject to a market condition reduction based on how our 2019 total stockholder return, or TSR, compared to that of the S&P 500 Index. In 2019, no TSR share reduction was required. Based on our actual 2019 financial performance as compared to the 2019 financial performance level thresholds, 0.5 million restricted shares were awarded, which resulted in $39 million in compensation expenses that will be expensed over the three-year accelerated vesting period, including $20 million expensed during 2019.
The fair value of awards with a market condition is estimated based on a simulation of various outcomes and includes inputs such as our stock price on the grant date, the valuation of historical awards with market conditions, the relatively low likelihood that the market condition will affect the number of shares granted (as the market condition only affects shares granted in excess of certain financial performance targets), and our expectation of achieving the financial performance targets.
The following is a summary of nonvested restricted shares under all plans discussed above:

	Number of Restricted Stock Shares (in thousands)	Weighted Average Grant-Date Fair Value per Share
Nonvested at January 1, 2017	6,436	$45.86
Granted	3,274	57.61
Vested	(3,509)	44.64
Forfeited	(453)	52.38
Nonvested at December 31, 2017	5,748	52.78
Granted	1,994	67.88

	Number of Restricted Stock Shares (in thousands)	Weighted Average Grant-Date Fair Value per Share
Vested	(2,819)	50.21
Forfeited	(453)	58.42
Nonvested at December 31, 2018	4,470	60.56
Granted	1,697	76.85
Vested	(2,269)	57.92
Forfeited	(231)	67.66
Nonvested at December 31, 2019	3,667	69.29

	Year Ended December 31,
	2019	2018	2017
Time-based restricted stock units granted (in thousands) (1)	997	1,153	2,364
Total fair value of restricted stock vested under all restricted stock plans (in millions)	$173	$206	$206
(1) The remaining shares granted are performance-based.
Performance-based restricted shares have been presented to reflect the actual shares to be issued based on the achievement of past performance targets, also considering the impact of any market conditions. Non-vested performance-based restricted shares granted are presented in the table above at the target number of restricted shares that would vest if the performance targets are met. As of December 31, 2019, there were $106 million in total unrecognized compensation costs related to time-based and performance-based restricted stock. These costs are expected to be recognized over a weighted-average period of 1.1 years as the restricted stock vests.
Employee Stock Purchase Plan
In May 2018, our stockholders approved our ESPP, under which we have reserved and may sell up to 25 million shares of our common stock to employees. The ESPP grants participating employees the right to acquire our stock in increments of 1% of eligible pay, with a maximum contribution of 25% of eligible pay, subject to applicable annual Internal Revenue Service, or IRS, limitations. Under our ESPP, participating employees are limited to $25,000 of common stock annually, and a maximum of 1,250 shares of common stock each offering period. There are two offering periods each year, from January 1st (or the first trading day thereafter) through June 30th (or the last trading day prior to such date) and from July 1st (or the first trading day thereafter) through December 31st (or the last trading day prior to such date). The purchase price per share of common stock is 85% of the lesser of the fair market value of the stock on the first or the last trading day of each offering period. We recorded compensation expenses of $7 million and $4 million during 2019 and 2018, respectively, related to the 15% discount given to our participating employees.
Bakkt Incentive Units
In February 2019, our Board approved the adoption of the Bakkt Equity Incentive Plan to issue various Bakkt equity unit awards. Under this plan, as of December 31, 2019, Bakkt has 82 million, 4 million and 9 million of its preferred, common and phantom incentive units, respectively, outstanding. These awards were made to certain employees and Board members. The units are unvested at the issuance date, are subject to the vesting terms in the award agreements and upon vesting are converted into Bakkt equity or cash.

12.	Equity
Treasury Stock
During 2019, 2018 and 2017, we received 1.0 million shares, 1.5 million shares and 1.5 million shares, respectively, of common stock from employees to satisfy tax withholdings we made on their behalf for restricted stock and stock option exercises. We recorded the receipt of the shares as treasury stock.
Stock Repurchase Program
We periodically review whether to repurchase our stock. In making a determination regarding the timing and extent of any stock repurchases, we consider multiple factors that may include: overall stock market conditions, our common stock price performance, the remaining amount authorized for repurchases by our Board, the potential impact of a stock repurchase program on our debt ratings, our expected free cash flow and working capital needs, our current and future planned strategic growth initiatives, and other potential uses of our cash and capital resources.
In September 2017, our Board approved an aggregate of $1.2 billion for future repurchases with no fixed expiration date. In September 2018, our Board approved an aggregate of $2.0 billion for future repurchases with no fixed expiration date. In December 2019, our Board approved an aggregate of $2.4 billion for future repurchases of our common stock with no fixed expiration date that became effective on January 1, 2020. The $2.4 billion replaced the previous amount approved by the Board of Directors.
During 2019, 2018 and 2017, we repurchased 17.4 million shares, 16.3 million shares and 15.0 million shares, respectively, of our outstanding common stock at a cost of $1.5 billion, $1.2 billion and $949 million, respectively, excluding shares withheld upon vesting of equity awards. The shares repurchased are held in treasury stock.
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
The table below sets forth the information with respect to purchases made by or on behalf of ICE or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the periods presented as follows:

	Shares Repurchased (in thousands)	Average Repurchase Price Per Share	Amount of Repurchases (in millions)	Total cumulative year-to-date shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs as of the end of the quarter (in millions)
2019
Fourth quarter	3,661	$92.86	$340	17,432	$540
Third quarter	3,730	$91.16	340	13,771	$880
Second quarter	4,170	$81.53	340	10,041	$1,220
First quarter	5,871	$74.95	440	5,871	$1,560
Total common stock repurchases(1)	17,432	$83.75	$1,460

2018
Fourth quarter	1,863	$74.99	$139	16,257	$2
Third quarter	3,991	$75.17	300	14,394	$141
Second quarter	6,298	$72.81	459	10,403	$441
First quarter	4,105	$73.08	300	4,105	$900
Total common stock repurchases(2)	16,257	$73.71	$1,198

2017
Fourth quarter	3,498	$68.62	$240	14,967	$51
Third quarter	3,642	$65.90	240	11,469	$291
Second quarter	3,916	$61.28	240	7,828	$531
First quarter	3,911	$58.49	229	3,911	$771
Total open market common stock repurchases	14,967	$63.39	$949

(1)Includes 1.3 million shares purchased on the open market at a cost of $100 million and 16.1 million shares purchased under our Rule 10b5-1 trading plan at a cost of $1.4 billion.
(2) Includes 2.2 million shares purchased on the open market at a cost of $159 million and 14.1 million shares purchased under our Rule 10b5-1 trading plan at a cost of $1.0 billion.
Dividends
The declaration of dividends is subject to the discretion of our Board, and may be affected by various factors, including our future earnings, financial condition, capital requirements, levels of indebtedness, credit ratings, our current and future planned strategic growth initiatives and other considerations which our Board of Directors deem relevant. Our Board has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be determined quarterly by the Board or its Audit Committee, taking into account such factors as our evolving business model, prevailing business conditions and our financial results and capital requirements, without a predetermined annual net income payout ratio. We declared and paid cash dividends per share during the periods presented as follows:

	Dividends Per Share	Amount (in millions)
2019
Fourth quarter	$0.275	$154
Third quarter	0.275	155
Second quarter	0.275	155
First quarter	0.275	157
Total cash dividends declared and paid	$1.10	$621

2018
Fourth quarter	$0.24	$138
Third quarter	0.24	138
Second quarter	0.24	139
First quarter	0.24	140
Total cash dividends declared and paid	$0.96	$555

2017
Fourth quarter	$0.20	$118
Third quarter	0.20	119
Second quarter	0.20	119
First quarter	0.20	120
Total cash dividends declared and paid	$0.80	$476

Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss) (in millions):

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment		Employee benefit plans adjustments		Fair value of available-for-sale securities	Total

Balance, as of January 1, 2017	$(345)	$2		$(109)		$108	$(344)
Other comprehensive income (loss)	203	—		28		(108)	123
Income tax benefit (expense)	6	—		(8)		—	(2)
Net current period other comprehensive income (loss)	209	—		20		(108)	121
Balance, as of December 31, 2017	(136)	2	—	(89)	—	—	(223)
Other comprehensive income (loss)	(91)	—		33		—	(58)
Net impact of adoption of ASU 2018-02	(1)	—		(25)		—	(26)
Income tax benefit (expense)	1	—		(9)		—	(8)
Net current period other comprehensive income (loss)	(91)	—		(1)		—	(92)
Balance, as of December 31, 2018	(227)	2	—	(90)	—	—	(315)
Other comprehensive income (loss)	51	(1)		32		—	82
Income tax benefit (expense)	(1)	—		(9)		—	(10)
Net current period other comprehensive income (loss)	50	(1)		23		—	72
Balance, as of December 31, 2019	(177)	1		(67)		—	(243)

13.	Income Taxes
Income before income taxes and the income tax provision consisted of the following (in millions):

	Year Ended December 31,
	2019	2018	2017
Income before income taxes
Domestic	$1,333	$1,371	$1,308
Foreign	1,148	1,149	1,218
Total	$2,481	$2,520	$2,526

Income tax provision
Current tax expense:
Federal	$189	$140	$266
State	124	107	92
Foreign	241	226	268
Total	$554	$473	$626

Deferred tax expense (benefit):
Federal	$(21)	$29	$(677)
State	(4)	9	33
Foreign	(8)	(11)	(10)
	$(33)	$27	$(654)
Total income tax expense (benefit)	$521	$500	$(28)

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Statutory federal income tax rate	21%	21%	35%
State and local income taxes, net of federal benefit	4	3	3
Foreign tax rate differential	(1)	(1)	(7)
Current year tax benefit from foreign derived intangible income	(1)	—	—
Deferred tax benefit due to tax law changes	—	—	(30)
Other	(2)	(3)	(2)
Total provision for income taxes	21%	20%	(1)%

On December 22, 2017, the TCJA was signed into law (Note 2). The TCJA reduced the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, the foreign tax rate differentials in 2019 and 2018 are significantly lower than they had been in previous years. Favorable foreign income tax rate differentials result primarily from lower income tax rates in the U.K. and various other lower tax jurisdictions as compared to the historical income tax rates in the U.S.
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
Our effective tax rates were 21% and 20% in 2019 and 2018, respectively. The difference is primarily driven by the 2018 discrete tax benefits from the acquisition of MERS and the divestiture of Trayport exceeding the net increased tax benefits recorded in 2019 from certain international tax provisions under the TCJA, including the tax benefit from Foreign-Derived Intangible Income, or FDII. The impact of the 2019 FDII benefit is outlined in the above effective tax rate reconciliation.
The 2018 effective tax rate was lower than the 2017 effective tax rate excluding the deferred tax benefit from the U.S. tax law changes. This is primarily due to the lower U.S. corporate income tax rate that became effective January 1, 2018. In addition, the 2018 effective tax rate was further reduced due to tax benefits from the acquisition of MERS and the divestiture of Trayport, and deferred tax benefits from changes in estimates. The tax benefit from the acquisition of MERS is included in "Other" in the above effective tax rate reconciliation.
Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of our deferred tax liabilities and assets as of December 31, 2019 and 2018 (in millions):

	As of December 31,
	2019	2018
Deferred tax assets:
Deferred and stock-based compensation	$82	$89
Pension	4	12
Liability reserve	38	35
Tax credits	2	3
Loss carryforward	129	138
Deferred revenue	22	24
Other	42	55
Total	319	356
Valuation allowance	(119)	(119)
Total deferred tax assets, net of valuation allowance	$200	$237
Deferred tax liabilities:
Property and equipment	$(132)	$(133)
Acquired intangibles	(2,382)	(2,439)
Total deferred tax liabilities	$(2,514)	$(2,572)
Net deferred tax liabilities	$(2,314)	$(2,335)
Reported as:
Net non-current deferred tax assets	$—	$2
Net non-current deferred tax liabilities	(2,314)	(2,337)
Net deferred tax liabilities	$(2,314)	$(2,335)

A reconciliation of the beginning and ending amount of deferred income tax valuation allowance is as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Beginning balance of deferred income tax valuation allowance	$119	$126	$122
Charges against goodwill	1	—	15
Decreases	(1)	(7)	(11)
Ending balance of deferred income tax valuation allowance	$119	$119	$126

We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that it is more likely than not that some or all of the deferred tax assets will not be realized. We recorded a valuation allowance for deferred tax assets of $119 million as of both December 31, 2019 and 2018. Decreases in 2018 primarily relate to utilization of certain deferred tax assets on capital losses that we did not expect to be realizable. Decreases in 2017 relate to the U.S. corporate income tax rate reduction from 35% to 21% and the net impact from the divestitures of Trayport and IDMS. Increases charged against goodwill primarily relate to deferred tax assets arising on the 2017 acquisition of National Stock Exchange.
As part of U.S. tax reform, the TCJA imposed a transition tax on certain accumulated foreign earnings aggregated across all non-U.S. subsidiaries, net of foreign deficits, as computed under U.S. tax principles. As we were in an aggregate net foreign deficit position for U.S. tax purposes as of December 31, 2017, we were not liable for the transition tax.
Effective January 1, 2018, the majority of our 2019 and 2018 current undistributed earnings of our non-U.S. subsidiaries became subject to the Global Intangible Low-Taxed Income provisions under the TCJA and, as such, are subject to immediate U.S. income taxation and can be distributed to the U.S. with no material additional income tax consequences in the future. Consequently, these earnings are not considered to be indefinitely reinvested and the related tax impact is included in our income tax provision for the periods ended December 31, 2019 and 2018, respectively.
However, our non-U.S. subsidiaries’ cumulative undistributed earnings as of December 31, 2017 and the 2019 and 2018 current undistributed earnings that are not subject to the Global Intangible Low-Taxed Income provisions are considered to be indefinitely reinvested.  Accordingly, no provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability is not practicable.  An estimate of these indefinitely reinvested undistributed earnings as of December 31, 2019, based on post-income tax earnings under U.S. GAAP, is $5.2 billion.
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
In 2018 we adopted an accounting policy regarding the treatment of taxes due on future inclusion of non-U.S. income in U.S. taxable income under the Global Intangible Low-Taxed Income provisions as a current period expense when incurred. Therefore, no deferred tax related to these provisions has been recorded as of December 31, 2019 or 2018.
As of December 31, 2019 and 2018, we have gross U.S. federal net operating loss carryforwards of $119 million and $133 million, respectively, and gross state and local net operating loss carryforwards of $110 million and $201 million, respectively. The decreases of federal and state and local net operating loss carryforwards are primarily due to utilization of certain net operating losses in the current year, partially offset by additions related to acquisitions. The net operating loss carryforwards are available to offset future taxable income until they expire, with material amounts beginning in 2026. In addition, as of December 31, 2019 and 2018, we have gross foreign net operating loss carryforwards of $282 million and $285 million, respectively. The majority of gross foreign net operating losses are not expected to be realizable in future periods and have related valuation allowances.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Beginning balance of unrecognized tax benefits	98	$115	112
Additions based on tax positions taken in current year	17	13	10
Additions based on tax positions taken in prior years	9	7	9
Reductions based on tax positions taken in prior years	(1)	—	—
Reductions resulting from statute of limitation lapses	(13)	(19)	(8)
Reductions related to settlements with taxing authorities	(7)	(18)	(8)
Ending balance of unrecognized tax benefits	$103	$98	$115

As of December 31, 2019 and 2018, the balance of unrecognized tax benefits which would, if recognized, affect our effective tax rate was $85 million and $81 million, respectively. It is reasonably possible, as a result of settlements of ongoing audits or statute of limitations expirations, unrecognized tax benefits could increase as much as $17 million and decrease as much as $13 million within the next 12 months. Of the $103 million in unrecognized tax benefits as of December 31, 2019, $90 million is recorded as other non-current liabilities and $13 million is recorded as other current liabilities.
We recognize interest and penalties accrued on income tax uncertainties as a component of income tax expense. In 2019, 2018 and 2017, we recognized $5 million, ($6 million) and ($1 million), respectively, of income tax expense/(benefit) for interest and penalties. As of December 31, 2019 and 2018, accrued interest and penalties were $33 million and $28 million, respectively. Of the $33 million in accrued interest and penalties as of December 31, 2019, $23 million is recorded as other non-current liabilities and $10 million is recorded as other current liabilities in the accompanying consolidated balance sheet.
We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The following table summarizes open tax years by major jurisdiction:

Jurisdiction	Open Tax Years
U.S. Federal	2016 - 2019
U.S. States	2008 - 2019

U.K.	2018 - 2019
Netherlands	2013 - 2019

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
Our clearing houses are responsible for providing clearing services to each of our futures exchanges, and in some cases outside of our execution venues, and are as follows, referred to herein collectively as "the ICE Clearing Houses":

Clearing House	Products Cleared	Exchange where Executed	Location
ICE Clear Europe	Energy, agricultural, interest rates and equity index futures and options contracts and OTC European CDS instruments	ICE Futures Europe, ICE Futures U.S., ICE Endex and third-party venues	U.K.
ICE Clear U.S.	Agricultural, metals, FX and equity index futures and options contracts and digital assets futures contracts	ICE Futures U.S.	U.S.
ICE Clear Credit	North American, European, Asian-Pacific and Emerging Market CDS instruments	Creditex, OTC and third-party venues	U.S.
ICE Clear Netherlands	Derivatives on equities and equity indices traded on regulated markets	ICE Endex	The Netherlands
ICE Clear Singapore	Energy, metals and financial futures products	ICE Futures Singapore	Singapore
ICE NGX	Physical North American natural gas, electricity and oil futures	ICE NGX	Canada

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
As of December 31, 2019 and 2018, the ICE Clearing Houses have received or have been pledged $126.0 billion and $121.4 billion, respectively, in cash and non-cash collateral in original margin and guaranty fund deposits to cover price movements of underlying contracts for both periods.

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
In addition, we have contributed our own capital which could be used if a defaulting clearing member’s original margin and guaranty fund deposits are insufficient. Such amounts are recorded as long-term restricted cash and cash equivalents in our balance sheets and are as follows (in millions):

	ICE Portion of Guaranty Fund Contribution		Default insurance
	As of December 31,		As of December 31,
Clearing House	2019	2018	2019	2018
ICE Clear Europe	$233	$206	$75	N/A
ICE Clear U.S.	103	61	25	N/A
ICE Clear Credit	50	50	50	N/A
ICE Clear Netherlands	2	2	N/A	N/A
ICE Clear Singapore	1	1	N/A	N/A
ICE NGX	15	N/A	100	$100
Total	$404	$320	$250	$100
In September 2019, we added a layer of insurance to our clearing member default protection. The default insurance has a three-year term that commenced September 17, 2019, for the following clearing houses in the following amounts: ICE Clear Credit - $50 million; ICE Clear Europe - $75 million; and, ICE Clear US - $25 million. The default insurance layer resides after and in addition to the ICE Clear Credit, ICE Clear Europe, and ICE Clear U.S. SITG contributions and before the guaranty fund contributions of the non-defaulting clearing members.
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
As of December 31, 2019, ICE NGX maintains a guaranty fund utilizing a $100 million letter of credit and a default insurance policy, discussed below.
Cash and Cash Equivalent Deposits
We have recorded cash and cash equivalent margin deposits and amounts due in our balance sheets as current assets with corresponding current liabilities to the clearing members. As of December 31, 2019, our cash and cash equivalent margin deposits are as follows (in millions):

	ICE Clear Europe (1)	ICE Clear Credit		ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$28,318	$22,145		$6,802	$—	$2	$57,267
Unsettled variation margin, net	—	—		—	255	—	255
Guaranty fund	4,144	2,268	—	463	—	5	6,880
Delivery contracts receivable/payable, net	—	—		—	585	—	585
Total	$32,462	$24,413		$7,265	$840	$7	$64,987

As of December 31, 2018, our cash and cash equivalent deposits, are as follows (in millions):

	ICE Clear Europe (2)	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$27,597	$22,770	$6,260	$—	$3	$56,630
Unsettled variation margin, net	—	—	—	417	—	417
Guaranty fund	3,267	2,456	460	—	5	6,188
Delivery contracts receivable/payable, net	—	—	—	720	—	720
Total	$30,864	$25,226	$6,720	$1,137	$8	$63,955

(1) $27.4 billion and $5.1 billion is related to futures/options and CDS, respectively.
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
To provide a tool to address the liquidity needs of our clearing houses and manage the liquidation of margin and guaranty fund deposits held in the form of cash and high quality sovereign debt, ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. have entered into Committed Repurchase Agreement Facilities, or Committed Repo. Additionally, ICE Clear Credit and ICE Clear Netherlands have entered into Committed FX Facilities to support these liquidity needs. As of December 31, 2019 the following facilities were in place:

•	ICE Clear Europe: $1.0 billion in Committed Repo to finance U.S. dollar, euro and pound sterling deposits.

•
ICE Clear Credit: $300 million in Committed Repo to finance U.S. dollar and euro deposits, €250 million in Committed Repo to finance euro deposits, and €1.9 billion in Committed FX Facilities to finance euro payment obligations.

•	ICE Clear U.S.: $400 million in Committed Repo to finance U.S. dollar deposits.

•	ICE Clear Netherlands: €10 million in Committed FX Facilities to finance euro payment obligations.
Details of our cash and cash equivalent deposits are as follows (in millions):

Clearing House	Investment Type	As of December 31, 2019	As of December 31, 2018
ICE Clear Europe	National Bank Account (1)	$9,667	$8,647
ICE Clear Europe	Reverse repo	19,187	18,097
ICE Clear Europe	Sovereign Debt	3,591	4,035
ICE Clear Europe	Demand deposits	17	85
ICE Clear Credit	National Bank Account (2)	19,480	19,484
ICE Clear Credit	Reverse repo	2,411	1,935
ICE Clear Credit	Demand deposits	2,522	3,807
ICE Clear U.S.	Reverse repo	4,320	4,380
ICE Clear U.S.	Sovereign Debt	2,945	2,340
Other ICE Clearing Houses	Demand deposits	7	8
ICE NGX	Unsettled Variation Margin and Delivery Contracts Receivable/Payable	840	1,137
Total		64,987	63,955
(1) As of December 31, 2019, ICE Clear Europe held €8.0 billion ($9.0 billion based on the euro/U.S. dollar exchange rate of 1.1212 as of December 31, 2019) at De Nederlandsche Bank, or DNB, £500 million ($663 million based on the pound sterling/U.S. dollar exchange rate of 1.3260 as of December 31, 2019) at the Bank of England, or BOE and €10 million ($11 million based on the above exchange rate) at the BOE. As of December 31, 2018, ICE Clear Europe held €7.0 billion ($8.0 billion based on the euro/U.S. dollar exchange rate of 1.1466 as of December 31, 2018) at DNB, and £500 million ($638 million based on the pound sterling/U.S. dollar exchange rate of 1.2756 as of December 31, 2018) at the BOE.
(2) ICE Clear Credit is a systemically important financial market utility, or SIFMU, as designated by the Financial Stability Oversight Council, and holds its U.S. dollar cash margin in cash accounts at the Federal Reserve Bank of Chicago.

Other Deposits
In addition to the cash deposits above, the ICE Clearing Houses have also received other assets from clearing members, which include government obligations, and may include other non-cash collateral such as letters of credit or gold to mitigate credit risk. For certain deposits, we may impose discount or “haircut” rates to ensure adequate collateral if market values fluctuate. The value-related risks and rewards of these assets remain with the clearing members. Any gain or loss accrues to the clearing member. The ICE Clearing Houses do not, in the ordinary course, rehypothecate or re-pledge these assets. These pledged assets are not reflected in our balance sheets, and are as follows (in millions):

	As of December 31, 2019
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$30,635	$13,710	$12,633	$—	$56,978
Letters of credit	—	—	—	2,469	2,469
ICE NGX cash deposits	—	—	—	362	362
Total	$30,635	$13,710	$12,633	$2,831	$59,809
Guaranty fund:
Government securities at face value	$475	$523	$243	$—	$1,241

	As of December 31, 2018
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$29,887	$12,990	$10,208	$—	$53,085
Letters of credit	—	—	—	2,556	2,556
ICE NGX cash deposits	—	—	—	605	605
Total	$29,887	$12,990	$10,208	$3,161	$56,246
Guaranty fund:
Government securities at face value	$654	$256	$264	$—	$1,174
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

Account Type:	As of December 31, 2019 (In C$ millions)	As of December 31, 2019 (In $USD millions)
Daylight liquidity facility	C$300	$231
Overdraft facility	20	15
Total	C$320	$246

As of December 31, 2019, ICE NGX maintains a guaranty fund of $100 million funded by a letter of credit issued by a major Canadian bank, and backed by default insurance underwritten by Export Development Canada, or EDC, a Crown corporation operated at arm’s length from the Canadian government. In the event of a participant default where the participant’s collateral is depleted, the shortfall would be covered by a draw down on the letter of credit following which ICE NGX would file a claim under the default insurance to recover additional losses up to $100 million beyond the $15 million first-loss amount that ICE NGX is responsible for under the default insurance policy.

Clearing House Exposure
The net notional value of unsettled contracts was $2.8 trillion as of December 31, 2019. Each ICE Clearing House bears financial counterparty credit risk and provides a central counterparty guarantee, or performance guarantee, to its clearing members or participants. To reduce their exposure, the ICE Clearing Houses have a risk management program with both initial and ongoing membership standards. Excluding the effects of original and variation margin, guaranty fund and collateral requirements, the ICE Clearing Houses’ maximum estimated exposure for this guarantee is $108.8 billion as of December 31, 2019, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one-day movement in pricing of the underlying unsettled contracts. This value was determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than this amount.
We also performed calculations to determine the fair value of our counterparty performance guarantee taking into consideration factors such as daily settlement of contracts, margining and collateral requirements, other elements of our risk management program, historical evidence of default payments, and estimated probability of potential default payouts by the ICE Clearing Houses. Based on these analyses, the estimated counterparty performance guarantee liability was determined to be nominal and no liability was recorded as of December 31, 2019 and 2018. The ICE Clearing Houses have never experienced an incident of a clearing member default which has required the use of the guaranty funds of non-defaulting clearing members or the assets of the ICE Clearing Houses.

15.	Commitments and Contingencies
Leases
We have lease agreements for office space, equipment facilities and certain computer equipment for varying periods that expire at various dates through 2029. All of our leases are classified as operating leases. For details of our lease assets, lease liabilities and rent expense see Note 2.
Legal Proceedings
We are subject to legal proceedings, claims and investigations that arise in the ordinary course of our business. We record estimated expenses and reserves for those matters in circumstances when a loss contingency is considered probable and the related amount is reasonably estimable. Any such accruals may be adjusted as circumstances change. Assessments of losses are inherently subjective and involve unpredictable factors. We do not believe that the resolution of these legal matters, including the matters described below, will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to the legal proceedings, claims and investigations. A range of possible losses related to the cases below cannot be reasonably estimated at this time, except as otherwise disclosed below.
City of Providence Litigation
In 2014, New York Stock Exchange LLC and NYSE Arca, Inc., two of our subsidiaries, were among more than 40 financial institutions and exchanges named as defendants in four purported class action lawsuits filed in the U.S. District Court for the Southern District of New York, or the Southern District, by the City of Providence, Rhode Island, and other plaintiffs. In subsequent consolidated amended complaints, the plaintiffs asserted claims against the exchange defendants and Barclays PLC, which operates an ATS known as Barclays LX, on behalf of a class of “all public investors” who bought or sold stock from April 18, 2009 to the present on the U.S.-based equity exchanges operated by the exchange defendants or on Barclays LX.
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
In 2017, the Second Circuit issued a decision vacating the dismissal and remanding the case to the district court for further proceedings. The Second Circuit held that the claims against the exchanges were not barred by the doctrine of self-regulatory organization immunity because the exchanges were not carrying out regulatory functions while operating their markets and engaging in the challenged conduct at issue, and that the plaintiffs had adequately pleaded claims against the defendants under Section 10(b) of the Exchange Act. The Second Circuit directed that, on remand, the district court should address and rule upon various other defenses raised by the exchanges in their motion to dismiss (which the district court did not address in its prior opinion and order).
In 2018, the defendant exchanges then filed a new motion to dismiss seeking dismissal on grounds other than those considered by the Second Circuit in its remand decision. On May 28, 2019, the district court denied the motion. The exchanges filed a motion in the district court on June 17, 2019 asking the court to certify the matter for an immediate appeal to the U.S. Court of Appeals for the Second Circuit and on July 16, 2019, the court denied the exchanges' motion. On July 25, 2019, the exchanges filed answers to the second amended complaint, denying the principal allegations of the plaintiffs, denying liability in the matter, and asserting various affirmative defenses. The discovery period in the matter commenced and is scheduled to continue through 2020.
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
The plaintiffs seek to litigate on behalf of a purported class of all U.S.-based persons or entities who transacted with a Panel Bank Defendant by receiving a payment on an interest rate indexed to a one-month or three-month USD LIBOR-benchmarked rate during the period from February 1, 2014 to the present. The plaintiffs allege that the ICE and Panel Bank Defendants engaged in a conspiracy to set the LIBOR benchmark at artificially low levels, with an alleged purpose and effect of depressing payments by the Panel Bank Defendants to members of the purported class.
As with the individual complaints, the consolidated amended complaint asserts a claim for violations of the Sherman and Clayton Antitrust Acts and seeks unspecified treble damages and other relief. The ICE and Panel Bank Defendants filed motions to dismiss the consolidated amended complaint on August 30, 2019. The district court heard oral arguments on the motions on January 30, 2020, and the parties are awaiting the court's decision. ICE intends to vigorously defend the matter.
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
We did not make any contributions to our pension plan during 2019 or 2018. During 2017, in connection with our de-risking strategy, we contributed $136 million to our plan. At the same time, we changed the plan’s target allocation from 65% equity securities and 35% fixed income securities, to 5% equity securities and 95% fixed income securities. The fixed income allocation includes corporate bonds of companies from diversified industries and U.S. government bonds. As a result of this contribution and change in investment policy, we anticipate that there will be less need for contributions in future years, and the pension plan will not be required to pay the Pension Benefit Guaranty Corporation variable rate premiums. Income is expected to be lower than it was in prior periods because the expected return on plan assets is lower.
We do not expect to make contributions to the pension plan in 2020. We will continue to monitor the plan’s funded status, and we will consider modifying the plan’s investment policy based on the actuarial and funding characteristics of the retirement plan, the demographic profile of plan participants, and our business objectives. Our long-term objective is to keep the plan at or near full funding, while minimizing the risk inherent in pension plans.
The fair values of our plan assets as of December 31, 2019, by asset category, are as follows (in millions):

	Fair Value Measurements
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$7	$—	$—	$7
Equity securities:
U.S. large-cap	—	25	—	25
U.S. small-cap	—	7	—	7
International	—	13	—	13
Fixed income securities	137	751	6	894
Total	$144	$796	$6	$946

The above table excludes trades pending settlement with a net obligation of $52 million as of December 31, 2019. These trades settled in January 2020.
The fair values of our plan assets as of December 31, 2018, by asset category, are as follows (in millions):

	Fair Value Measurements
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$8	$—	$—	$8
Equity securities:
U.S. large-cap	—	21	—	21
U.S. small-cap	—	5	—	5
International	—	11	—	11
Fixed income securities	127	640	7	774
Total	$135	$677	$7	$819

The above table excludes trades pending settlement with a net obligation of $25 million as of December 31, 2018. These trades settled in January 2019.
The measurement dates for the pension plan are December 31, 2019 and 2018. The following table provides a summary of the changes in the pension plan’s benefit obligations and the fair value of assets measured using the valuation techniques described in Note 17, as of December 31, 2019 and 2018 and a statement of funded status of the pension plan as of December 31, 2019 and 2018 (in millions):

	As of December 31,
	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$791	$875
Interest cost	28	26
Actuarial (gain) loss	90	(61)
Benefits paid	(48)	(49)
Benefit obligation at year end	$861	$791
Change in plan assets:
Fair value of plan assets at beginning of year	$794	$869
Actual return on plan assets	148	(26)
Contributions	—	—
Benefits paid	(48)	(49)
Fair value of plan assets at end of year	$894	$794
Funded status	$33	$3
Accumulated benefit obligation	$861	$791
Amounts recognized in the accompanying consolidated balance sheets:
Accrued pension plan asset	$33	$3

The following shows the components of the pension plan expense (benefit) for 2019, 2018 and 2017 (in millions):

	Year Ended December 31,
	2019	2018	2017
Interest cost	$28	$26	$27
Estimated return on plan assets	(31)	(29)	(44)
Amortization of loss	3	4	2
Aggregate pension expense (benefit)	$—	$1	$(15)

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
The following shows the projected payments for the pension plan based on actuarial assumptions (in millions):

2020	$49
2021	50
2022	49
2023	49
2024	49
Next 5 years	243

Supplemental Executive Retirement Plan
We have a U.S. nonqualified supplemental executive retirement plan, or SERP, which provides supplemental retirement benefits for certain employees. The future benefit accrual of the SERP plan is frozen. To provide for the future payments of these benefits, we have purchased insurance on the lives of certain of the participants through company-owned policies. As of December 31, 2019 and 2018, the cash surrender value of such policies was $58 million and $57 million, respectively, and is included in other non-current assets in the accompanying consolidated balance sheets. We also acquired a SERP through both the ICE NGX and CHX acquisitions. The following table provides a summary of the changes in the SERP benefit obligations (in millions):

	As of December 31,
	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$41	$49
Interest cost	1	1
Actuarial (gain) loss	4	(2)
Benefits paid	(5)	(7)
Benefit obligation at year end	$41	$41
Funded status	$(41)	$(41)
Amounts recognized in the accompanying consolidated balance sheets:
Other current liabilities	$(5)	$(5)
Accrued employee benefits	(36)	(36)

SERP plan expense in the accompanying consolidated statements of income was $1 million each year in 2019, 2018 and 2017 and primarily consisted of interest cost. The following table shows the projected payments for the SERP plan based on the actuarial assumptions (in millions):

Projected SERP Plan Payments
2020	$5
2021	5
2022	4
2023	4
2024	3
Next 5 years	13

Pension and SERP Plans Assumptions
The weighted-average assumptions used to develop the actuarial present value of the projected benefit obligation and net periodic pension/SERP costs in 2019, 2018 and 2017 are set forth below:

Year Ended December 31,
	2019	2018	2017
Weighted-average discount rate for determining benefit obligations (pension/SERP plans)	3.0% / 2.7%	4.0% / 3.8%	3.4% / 3.1%
Weighted-average discount rate for determining interest costs (pension/SERP plans)	3.7% / 3.5%	3.0% / 2.7%	3.2% / 2.6%
Expected long-term rate of return on plan assets (pension/SERP plans)	3.9% / N/A	3.5% / N/A	6.5% / N/A
Rate of compensation increase	N/A	N/A	N/A

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
Post-retirement Benefit Plans
Our defined benefit plans provide certain health care and life insurance benefits for certain eligible retired NYSE U.S. employees. These post-retirement benefit plans, which may be modified in accordance with their terms, are fully frozen. The net periodic post-retirement benefit costs were $2 million, $5 million and $5 million in 2019, 2018 and 2017, respectively. The defined benefit plans are unfunded and we currently do not expect to fund the post-retirement benefit plans. The weighted-average discount rate for determining the benefit obligation as of December 31, 2019 and 2018 is 3.0% and 4.0%, respectively. The weighted-average discount rate for determining the interest cost as of December 31, 2019 and 2018 is 3.7% and 3.0%, respectively. The following table shows the actuarial determined benefit obligation, interest costs, employee contributions, actuarial (gain) loss, benefits paid during the periods and the accrued employee benefits (in millions):

	As of December 31,
	2019	2018
Benefit obligation at the end of year	$142	$154
Interest cost	5	5
Actuarial gain	(8)	(19)
Employee contributions	3	3
Benefits paid	(12)	(13)
Amounts recognized in the accompanying consolidated balance sheets:
Other current liabilities	$(8)	$(10)
Accrued employee benefits	(134)	(144)

The following table shows the payments projected for our post-retirement benefit plans (net of expected Medicare subsidy receipts of $11 million in aggregate over the next ten fiscal years) based on actuarial assumptions (in millions):

Projected Post-Retirement Benefit by Year:	Projected Payment
2020	$8
2021	8
2022	8
2023	8
2024	8
Next 5 years	39

For measurement purposes, we assumed a 6.7% annual rate of increase in the per capita cost of covered health care benefits in 2019 which will decrease on a graduated basis to 4.5% in the year 2038 and thereafter.
Accumulated Other Comprehensive Loss
The accumulated other comprehensive loss, after tax, as of December 31, 2019, consisted of the following amounts that have not yet been recognized in net periodic benefit cost (in millions):

	Pension Plans	SERP Plans	Post-retirement Benefit Plans	Total
Unrecognized net actuarial losses (gains), after tax	$87	$6	$(26)	$67

Other Benefit Plans and Defined Contribution Plans
Our U.S. employees are eligible to participate in 401(k) and profit sharing plans and our non-U.S. employees are eligible to participate in defined contribution pension plans. Total contributions under the 401(k), profit sharing and defined contribution pension plans were $42 million, $39 million and $38 million in 2019, 2018 and 2017, respectively. No discretionary or profit sharing contributions were made during 2019, 2018 or 2017.

17.	Fair Value Measurements
Financial assets and liabilities recorded or disclosed at fair value in the accompanying consolidated balance sheets as of December 31, 2019 and 2018 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement.
Our mutual funds are equity and fixed income mutual funds held for the purpose of providing future payments for the supplemental executive savings plan and SERP. These mutual funds are classified as equity investments and measured at fair value using Level 1 inputs with adjustments recorded in net income (Note 16).
MERS is part of our ICE Mortgage Services business and held fixed income investments in 2019 as part of a reserve fund in order to satisfy the original terms of the governing documents of our June 2016 acquisition of a majority equity position in MERS (Note 4). The majority of these investments are held in U.S. Treasuries and measured at fair value using Level 1 inputs with adjustments recorded to other current liabilities. The remaining amount of the reserve fund is held in other fixed income investments and measured using Level 2 inputs.
Excluding our equity investments without a readily determinable fair value, all other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.

We did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of December 31, 2019 or 2018.
We measure certain assets, such as intangible assets, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of December 31, 2019 and 2018, except for the fair value adjustments related to our ICE Futures Canada, ICE Clear Canada and ICE Futures Singapore exchange registration intangible assets (Note 8), none of our intangible assets were required to be recorded at fair value since no other impairments were recorded.
We measure certain equity investments at fair value on a non-recurring basis using our policy election under ASU No. 2016-01 (Note 2). During 2019, we evaluated transactions involving these investments and concluded that no fair value adjustments were required under this election.
See Note 14 for the fair value considerations related to our margin deposits, guaranty funds and delivery contracts receivable.
The table below displays the fair value of our debt as of December 31, 2019 and December 31, 2018. The fair values of our fixed rate notes were estimated using quoted market prices for these instruments. The fair value of our commercial paper includes a discount and other short-term debt approximates par value since the interest rates on this short-term debt approximate market rates as of December 31, 2019 and December 31, 2018.

	As of December 31, 2019		As of December 31, 2018
	(in millions)		(in millions)
Debt:	Carrying Amount	Fair value	Carrying Amount	Fair value
Commercial Paper	$1,311	$1,314	$951	$953
Other short-term debt	10	10	—	—
2020 Senior Notes	1,248	1,259	1,246	1,244
2022 Senior Notes	497	505	496	484
2023 Senior Notes	398	420	397	402
October 2023 Senior Notes	794	855	793	821
2025 Senior Notes	1,244	1,355	1,243	1,258
2027 Senior Notes	496	526	496	477
2028 Senior Notes	592	657	591	599
2048 Senior Notes	1,229	1,490	1,228	1,236
Total debt	$7,819	$8,391	$7,441	$7,474

18.	Segment Reporting
Our reportable business segments: our Trading and Clearing segment and our Data and Listings segment. This presentation is reflective of how our chief operating decision maker reviews and operates our business. Our Trading and Clearing segment comprises our transaction-based execution and clearing businesses. Our Data and Listings segment comprises our data services and our securities listings businesses, which are both largely subscription-based. Our chief operating decision maker does not review total assets or statements of income below operating income by segments; therefore, such information is not presented below. Our two segments do not engage in intersegment transactions.

Financial data for our business segments is as follows in 2019, 2018 and 2017 (in millions):

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
	Trading and Clearing Segment	Data and Listings Segment	Consolidated	Trading and Clearing Segment	Data and Listings Segment	Consolidated	Trading and Clearing Segment	Data and Listings Segment	Consolidated
Revenues:
Energy futures and options contracts	$992	$—	$992	$965	$—	$965	$909	$—	$909
Agricultural and metals futures and options contracts	251	—	251	251	—	251	216	—	216
Financial futures and options contracts	332	—	332	354	—	354	326	—	326
Cash equities and equity options	1,643	—	1,643	1,624	—	1,624	1,491	—	1,491

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
	Trading and Clearing Segment	Data and Listings Segment	Consolidated	Trading and Clearing Segment	Data and Listings Segment	Consolidated	Trading and Clearing Segment	Data and Listings Segment	Consolidated
Fixed income and credit	364	—	364	240	—	240	139	—	139
OTC and other transactions	45	—	45	49	—	49	50	—	50
Pricing and analytics	—	1,083	1,083	—	1,043	1,043	—	970	970
Exchange data and feeds	—	704	704	—	670	670	—	632	632
Desktops and connectivity	—	424	424	—	402	402	—	482	482
Listings	—	449	449	—	444	444	—	426	426
Other revenues	260	—	260	234	—	234	202	—	202
Revenues	3,887	2,660	6,547	3,717	2,559	6,276	3,333	2,510	5,843
Transaction-based expenses	1,345	—	1,345	1,297	—	1,297	1,205	—	1,205
Revenues, less transaction-based expenses	2,542	2,660	5,202	2,420	2,559	4,979	2,128	2,510	4,638
Operating expenses	1,033	1,496	2,529	911	1,485	2,396	781	1,478	2,259
Operating income	$1,509	$1,164	$2,673	$1,509	$1,074	$2,583	$1,347	$1,032	$2,379

Revenue from one clearing member of the Trading and Clearing segment comprised $368 million, or 14% of our Trading and Clearing revenues, less transaction-based expenses in 2019. Revenue from one clearing member of the Trading and Clearing segment comprised $406 million, or 17% of our Trading and Clearing revenues less transaction-based expenses in 2018. Revenue from two clearing members of the Trading and Clearing segment comprised $477 million, or 22% of our Trading and Clearing revenues in 2017. Clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, we believe that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional customers or clearing members accounted for more than 10% of our segment revenues or consolidated revenues in 2019, 2018 and 2017.

Geographical Information

The following represents our revenues, less transaction-based expenses, net assets and net property and equipment based on the geographic location (in millions):

	United States	Foreign Countries	Total
Revenues, less transaction-based expenses:
Year ended December 31, 2019	$3,290	$1,912	$5,202
Year ended December 31, 2018	$3,087	$1,892	$4,979
Year ended December 31, 2017	$2,807	$1,831	$4,638
Net assets:
As of December 31, 2019	$9,038	$8,248	$17,286
As of December 31, 2018	$9,226	$8,005	$17,231
Property and equipment, net:
As of December 31, 2019	$1,353	$183	$1,536
As of December 31, 2018	$1,125	$116	$1,241

The foreign countries category above primarily relates to the U.K. and to a lesser extent, EU, Israel, Canada and Singapore.

19.	Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations in 2019, 2018 and 2017 (in millions, except per share amounts):

Year Ended December 31,
	2019	2018	2017
Basic:

	Year Ended December 31,
	2019	2018	2017
Net income attributable to Intercontinental Exchange, Inc.	$1,933	$1,988	$2,526
Weighted average common shares outstanding	561	575	589
Basic earnings per common share	$3.44	$3.46	$4.29
Diluted:
Weighted average common shares outstanding	561	575	589
Effect of dilutive securities - stock options and restricted stock	4	4	5
Diluted weighted average common shares outstanding	565	579	594
Diluted earnings per common share	$3.42	$3.43	$4.25

Basic earnings per common share is calculated using the weighted average common shares outstanding during the periods. The weighted average common shares outstanding decreased in 2019 from 2018, and in 2018 from 2017, primarily due to stock repurchases (Note 12).
Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. During 2019, 2018 and 2017 454,000, 471,000 and 694,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share because to do so would have had an antidilutive effect. As of both December 31, 2019 and 2018, there were 89,000 restricted stock units that were vested but have not been issued that are included in the computation of diluted earnings per share. Certain figures in the table above may not recalculate due to rounding.
20.Quarterly Financial Data (Unaudited)
The following table has been prepared from our financial records and reflects all adjustments that are necessary for a fair presentation of the results of operations for the interim periods presented (in millions, except per share amounts):

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Year Ended December 31, 2019
Revenues, less transaction-based expenses	$1,270	$1,298	$1,336	$1,298
Operating income	665	680	706	622
Net income attributable to Intercontinental Exchange, Inc.	484	472	529	448
Earnings per common share: (a)
Basic	$0.85	$0.84	$0.95	$0.81
Diluted	$0.85	$0.84	$0.94	$0.80

Year Ended December 31, 2018
Revenues, less transaction-based expenses	$1,225	$1,246	$1,200	$1,308
Operating income	650	655	602	676
Net income attributable to Intercontinental Exchange, Inc.(b)	464	455	458	611
Earnings per common share: (a)
Basic	$0.80	$0.79	$0.80	$1.07
Diluted	$0.79	$0.78	$0.79	$1.07

(a)	The annual earnings per common share may not equal the sum of the individual quarter’s earnings per common share due to rounding.
(b) We recognized a $110 million gain on our acquisition of MERS in other income for the three months ended December 31, 2018 (Note 3).

21.	Subsequent Events
On February 5, 2020, we agreed to acquire Bridge2 Solutions, a leading provider of loyalty solutions for merchants and consumers, contingent on completion of Hart-Scott-Rodino review. Following the completion of the transaction, Bakkt intends to acquire Bridge2 Solutions from us. Bridge2 Solutions enables some of the world’s leading brands to engage customers and drive loyalty. It powers incentive and employee perk programs for companies across a wide spectrum of industries.

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
(b)  Management’s Annual Report on Internal Control over Financial Reporting and the Attestation Report of the Independent Registered Public Accounting Firm.    Management’s report on its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 and the attestation report of Ernst & Young LLP on our internal control over financial reporting are set forth in Part II, Item 8 of this Annual Report.
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

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our Board of Directors set forth under the caption “Item 1 — Election of Directors — Nominees for Election as Directors at the 2020 Annual Meeting” in our Proxy Statement for our 2020 Annual Meeting of Stockholders (“2020 Proxy Statement”) is incorporated herein by reference. Information relating to our executive officers is, pursuant to General Instruction G(3) of Form 10-K, set forth below under the caption “Information about our Executive Officers.” Information regarding compliance by our directors and executive officers and owners of more than ten percent of our Common Stock with the reporting requirements of Section 16(a) of the Exchange Act (Item 405 of Regulation S-K), set forth under the caption “Delinquent 16(a) Reports” in the 2020 Proxy Statement is incorporated herein by reference. Information relating to our financial expert serving on our Audit Committee (Item 407(d)(5) of Regulation S-K), our Nominating and Corporate Governance Committee (Item 407(c)(3) of Regulation S-K), and our Audit Committee (Item 407(d)(4) of Regulation S-K) is set forth under the caption “Meetings and Committees of the Board of Directors” in our 2020 Proxy Statement and is incorporated herein by reference.
Executive Officers
Set forth below, in accordance with General Instruction G(3) of Form 10-K, is information regarding our executive officers:

Name	Age	Title
Jeffrey C. Sprecher	64	Chairman of the Board and Chief Executive Officer
Charles A. Vice	56	Vice Chairman
Scott A. Hill	52	Chief Financial Officer
Benjamin R. Jackson	47	President
David S. Goone	59	Chief Strategy Officer
Lynn C. Martin	43	President, ICE Data Services
Andrew J. Surdykowski	49	General Counsel
Mark P. Wassersug	50	Chief Operating Officer

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
Charles A. Vice.    Mr. Vice has served as Vice Chairman since November 2017. On January 21, 2020, we announced that Mr. Vice will retire on March 31, 2020. Previously, he served as Chief Operating Officer from July 2001 to November 2017 and President from October 2005 to November 2017. As Vice Chairman, Mr. Vice oversees global technology, information security and operations. For over 25 years, he has been a leader in the application of information technology in the energy and financial services industries. Prior to the founding of ICE in 2000, Mr. Vice was a Director at CPEX, an electronic market for trading electric power. Before joining the CPEX startup in 1994, he was a Principal at Energy Management Associates, where he provided consulting services to the electric power and natural gas industries. Mr. Vice earned a BS degree in Mechanical Engineering from the University of Alabama and an MBA from the Owen Graduate School of Management at Vanderbilt University. He serves on the Board of Visitors at the Owen School and the Leadership Board of the University of Alabama College of Engineering where he is a Distinguished Engineering Fellow.
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
Benjamin R. Jackson.   Mr. Jackson has served as President since November 2017. Mr. Jackson oversees ICE's global technology, information security, operations and is responsible for coordinating our global futures and OTC trading businesses. Additionally, he leads the integration planning and execution of our acquisitions and joint ventures as well coordinating sales, marketing and public relation endeavors. He also serves on the CFTC Energy and Environmental Markets Advisory Committee. Mr. Jackson previously served as Chief Commercial Officer, and prior to that President and Chief Operating Officer of ICE Futures U.S. Mr. Jackson joined us in July 2011 from SunGard, a leading software and technology provider to commodity market participants. At SunGard, he led the company’s energy and commodities business segment as Senior Executive Vice President. Prior to that, Mr. Jackson served as President of SunGard’s Kiodex commodity risk management platform. Mr. Jackson earned a Bachelor of Science degree in economics from John Carroll University with supporting studies at the London School of Economics and Political Science.
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
Lynn C. Martin. Ms. Martin has served as President of ICE Data Services since July 2015 and as President and Chief Operating Officer of ICE Data Services from July 2015 to September 2019. She is responsible for managing our global data businesses, including exchange data, pricing and analytics, reference data, indices, desktop, feeds and connectivity services that cover all major asset classes. She has served on the SEC’s Fixed Income Market Structure Advisory Committee since its formation in 2017. Prior to her current role, Ms. Martin served in a number of leadership roles, including Chief Operating Officer of ICE Clear U.S., Chief Executive Officer of NYSE Liffe U.S. and Chief Executive Officer of New York Portfolio Clearing. Prior to joining NYSE Euronext, Ms. Martin worked at IBM in their Global Services organization where she served a variety of functions, predominately as a project manager within the financial services practice. Ms. Martin holds a B.S. in Computer Science from Manhattan College and a M.A. in Statistics from Columbia University. Ms. Martin serves on the Manhattan College Board of Trustees as well as the Advisory Board of the School of Science.

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
Mark P. Wassersug.    Mr. Wassersug has served as Chief Operating Officer since November 2017. Mr. Wassersug is responsible for the day-to-day operations and support of global infrastructure, data centers, networks and corporate IT systems that support ICE and its subsidiaries including the New York Stock Exchange, ICE's global derivatives trading and clearing businesses, and multiple data analytics, reporting and delivery platforms. Mr. Wassersug is also responsible for the customer service teams and oversees all disaster recovers and business continuity planning and operations. Previously, Mr. Wassersug served as SVP of Operations. Prior to joining us in 2001, Mr. Wassersug worked as a strategic planning and technology consultant in Internet infrastructure and ecommerce for Exodus Communication. Mr. Wassersug earned a Bachelor of Science degree in Civil Engineering from Lehigh University and completed an MBA at the Goizueta Business School at Emory University.
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

ITEM 11.    EXECUTIVE COMPENSATION
Information relating to executive compensation set forth under the captions “Item 1 — Election of Directors — Non-Employee Directors Compensation,” “Compensation Discussion & Analysis,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in our 2020 Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding ownership of our common stock by certain persons as set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2020 Proxy Statement is incorporated herein by reference. In addition, information in tabular form relating to securities authorized for issuance under our equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in this Annual Report and “Share-Based Compensation” and “Pension and Other Benefit Programs” as described in Notes 11 and 16 to our consolidated financial statements in this Annual Report.
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and transactions between our company and certain of our affiliates as set forth under the caption “Certain Relationships and Related Transactions” in our 2020 Proxy Statement is incorporated herein by reference. In addition, information regarding our directors’ independence (Item 407(a) of Regulation S-K) as set forth under the caption “Item 1 — Election of Directors — Nominees for Election as Directors at the 2020 Annual Meeting” in our 2020 Proxy Statement is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accountant fees and services of our independent registered public accounting firm, Ernst & Young LLP, is set forth under the caption “Information About the Company’s Independent Registered Public Accounting Firm Fees and Services” in our 2020 Proxy Statement and is incorporated herein by reference.
PART IV
ITEM 15.    EXHIBITS,    FINANCIAL STATEMENT SCHEDULES
(a)    Documents Filed as Part of this Report.
(1)    Financial Statements
Our consolidated financial statements and the related reports of management and our independent registered public accounting firm which are required to be filed as part of this Report are included in this Annual Report on Form 10-K. These consolidated financial statements are as follows:

•	Consolidated Balance Sheets as of December 31, 2019 and 2018.

•	Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017.

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017.

•	Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest for the years ended December 31, 2019, 2018 and 2017.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017.

•	Notes to Consolidated Financial Statements.
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
Fifth Amended and Restated Certificate of Incorporation of Intercontinental Exchange, Inc. effective October 30, 2019 (incorporated by reference to Exhibit 3.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on October 31, 2019, File No. 001-36198).

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

4.16		Description of ICE’s Securities Registered under Section 12 of the Exchange Act.
10.1	—
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
Transition and Separation Agreement between Intercontinental Exchange Holdings, Inc. and Charles A. Vice dated January 21, 2020 (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on January 21, 2020, File No. 001-36198).

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

10.14	—
Intercontinental Exchange, Inc. 2017 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.’s Form S-8 filed with the SEC on May 22, 2017, File No. 333-218619).

10.15	—
Intercontinental Exchange, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.’s Registration Statement on Form S-8, filed with the SEC on May 21, 2018, File No. 333-225065).

10.16	—
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

10.17	—
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

10.18	—
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
Aircraft Time Sharing Agreement dated as of February 6, 2019 between Intercontinental Exchange Holdings, Inc. and David S. Goone (incorporated by reference to Exhibit 10.36 to Intercontinental Exchange, Inc.'s Annual Report on Form 10-K filed with the SEC on February 7, 2019, File No. 001-36198).

10.24	—
Aircraft Time Sharing Agreement dated as of February 6, 2019 between Intercontinental Exchange Holdings, Inc. and Scott A. Hill (incorporated by reference to Exhibit 10.34 to Intercontinental Exchange, Inc.'s Annual Report on Form 10-K filed with the SEC on February 7, 2019, File No. 001-36198).

10.25	—
Aircraft Time Sharing Agreement dated as of February 6, 2019 between Intercontinental Exchange Holdings, Inc. and Benjamin R. Jackson (incorporated by reference to Exhibit 10.35 to Intercontinental Exchange, Inc.'s Annual Report on Form 10-K filed with the SEC on February 7, 2019, File No. 001-36198).

10.26
Form of Agreement Relating to Noncompetition and Other Covenants signed by each of the non-employee directors and by Intercontinental Exchange, Inc. (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 17, 2016, File No. 001-36198).

10.27	—
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

10.28	—
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

10.29	—
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

10.30	—
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

10.31	—
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

10.32	—
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

10.33	—
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
The following materials from Intercontinental Exchange, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest, (iv) the Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	—	The cover page from Intercontinental Exchange, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intercontinental Exchange, Inc. (Registrant)

Date: February 6, 2020	By:	/s/ Jeffrey C. Sprecher
Jeffrey C. Sprecher
Chief Executive Officer
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey C. Sprecher and Scott A. Hill, and each of them his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report in 2019 and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the date indicated.

Signatures	Title	Date
/s/ Jeffrey C. Sprecher	Chairman of the Board and	February 6, 2020
Jeffrey C. Sprecher	Chief Executive Officer (principal executive officer)

/s/ Scott A. Hill	Chief Financial Officer (principal financial officer)	February 6, 2020
Scott A. Hill

/s/ James W. Namkung	Chief Accounting Officer and Corporate Controller (principal accounting officer)	February 6, 2020
James W. Namkung

/s/ Sharon Y. Bowen	Director	February 6, 2020
Sharon Y. Bowen

/s/ Charles R. Crisp	Director	February 6, 2020
Charles R. Crisp

/s/ Duriya M. Farooqui	Director	February 6, 2020
Duriya M. Farooqui

/s/ Jean-Marc Forneri	Director	February 6, 2020
Jean-Marc Forneri

/s/ Frederick W. Hatfield	Director	February 6, 2020
Frederick W. Hatfield

/s/ Lord Hague of Richmond	Director	February 6, 2020
The Rt. Hon. the Lord Hague of Richmond

/s/ Thomas E. Noonan	Director	February 6, 2020
Thomas E. Noonan

/s/ Frederic V. Salerno	Director	February 6, 2020
Frederic V. Salerno

/s/ Judith A. Sprieser	Director	February 6, 2020
Judith A. Sprieser

/s/ Vincent Tese	Director	February 6, 2020
Vincent Tese