Form 10-Q
period 2020-03-31
Intercontinental Exchange, Inc.
filed 2020-04-30
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☑
As of April 27, 2020, the number of shares of the registrant’s Common Stock outstanding was 547,221,813 shares.

INTERCONTINENTAL EXCHANGE, INC.
Form 10-Q
Quarterly Period Ended March 31, 2020

PART I. Financial Statements
Item 1.    Consolidated Financial Statements (Unaudited)

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	As of	As of
	March 31, 2020	December 31, 2019
Assets:
Current assets:
Cash and cash equivalents	$583	$841
Short-term restricted cash and cash equivalents	999	943
Customer accounts receivable, net of allowance for doubtful accounts of $22 and $8, respectively	1,569	988
Margin deposits, guaranty funds and delivery contracts receivable	108,863	64,987
Prepaid expenses and other current assets	239	220
Total current assets	112,253	67,979
Property and equipment, net	1,503	1,536
Other non-current assets:
Goodwill	13,527	13,342
Other intangible assets, net	10,212	10,258
Long-term restricted cash and cash equivalents	404	404
Other non-current assets	1,002	974
Total other non-current assets	25,145	24,978
Total assets	$138,901	$94,493

Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$548	$505
Section 31 fees payable	165	138
Accrued salaries and benefits	127	291
Deferred revenue	504	129
Short-term debt	3,071	2,569
Margin deposits, guaranty funds and delivery contracts payable	108,863	64,987
Other current liabilities	248	197
Total current liabilities	113,526	68,816
Non-current liabilities:
Non-current deferred tax liability, net	2,312	2,314
Long-term debt	5,252	5,250
Accrued employee benefits	191	198
Non-current operating lease liability	272	281
Other non-current liabilities	286	270
Total non-current liabilities	8,313	8,313
Total liabilities	121,839	77,129
Commitments and contingencies
Redeemable non-controlling interest in consolidated subsidiaries	97	78
Equity:
Intercontinental Exchange, Inc. stockholders’ equity:

Preferred stock, $0.01 par value; 100 shares authorized; none issued or outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 1,500 shares authorized; 609 and 607 issued at March 31, 2020 and December 31, 2019, respectively, and 548 and 554 shares outstanding at March 31, 2020 and December 31, 2019, respectively	6	6
Treasury stock, at cost; 61 and 53 shares, respectively	(4,647)	(3,879)
Additional paid-in capital	11,810	11,742
Retained earnings	10,103	9,629
Accumulated other comprehensive loss	(333)	(243)
Total Intercontinental Exchange, Inc. stockholders’ equity	16,939	17,255
Non-controlling interest in consolidated subsidiaries	26	31
Total equity	16,965	17,286
Total liabilities and equity	$138,901	$94,493

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Transaction and clearing, net	$1,364	$862
Data services	564	546
Listings	112	111
Other revenues	75	64
Total revenues	2,115	1,583
Transaction-based expenses:
Section 31 fees	166	69
Cash liquidity payments, routing and clearing	390	244
Total revenues, less transaction-based expenses	1,559	1,270
Operating expenses:
Compensation and benefits	278	248
Professional services	29	33
Acquisition-related transaction and integration costs	12	—
Technology and communication	131	107
Rent and occupancy	21	17
Selling, general and administrative	49	42
Depreciation and amortization	157	158
Total operating expenses	677	605
Operating income	882	665
Other income (expense):
Interest income	6	9
Interest expense	(72)	(71)
Other income, net	20	23
Other income (expense), net	(46)	(39)
Income before income tax expense	836	626
Income tax expense	178	134
Net income	$658	$492
Net income attributable to non-controlling interest	(8)	(8)
Net income attributable to Intercontinental Exchange, Inc.	$650	$484
Earnings per share attributable to Intercontinental Exchange, Inc. common stockholders:
Basic	$1.18	$0.85
Diluted	$1.17	$0.85
Weighted average common shares outstanding:
Basic	552	568
Diluted	555	570

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$658	$492
Other comprehensive income (loss):
Foreign currency translation adjustments, with no tax benefit for either the three months ended March 31, 2020 or 2019	(90)	26
Change in equity method investment	—	(1)
Other comprehensive income (loss)	(90)	25
Comprehensive income	$568	$517
Comprehensive income attributable to non-controlling interest	(8)	(8)
Comprehensive income attributable to Intercontinental Exchange, Inc.	$560	$509

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Value	Shares	Value
Balance, as of December 31, 2019	607	$6	(53)	$(3,879)	$11,742	$9,629	$(243)	$31	$17,286	$78
Impact of adoption of ASU 2016-13, net of tax	—	—	—	—	—	(10)	—	—	(10)	—
Other comprehensive loss	—	—	—	—	—	—	(90)	—	(90)	—
Exercise of common stock options	—	—	—	—	11	—	—	—	11	—
Repurchases of common stock	—	—	(8)	(699)	—	—	—	—	(699)	—
Payments relating to treasury shares	—	—	—	(69)	—	—	—	—	(69)	—
Stock-based compensation	—	—	—	—	38	—	—	—	38	9
Issuance under the employee stock purchase plan	—	—	—	—	16	—	—	—	16	—
Warrants issued to minority interest holders	—	—	—	—	3	—	—	—	3	2
Issuance of restricted stock	2	—	—	—	—	—	—	—	—	—
Distributions of profits	—	—	—	—	—	—	—	(15)	(15)	—
Dividends paid to stockholders	—	—	—	—	—	(166)	—	—	(166)	—
Redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	10
Net income (loss) attributable to non-controlling interest	—	—	—	—	—	(8)	—	10	2	(2)
Net income	—	—	—	—	—	658	—	—	658	—
Balance, as of March 31, 2020	609	$6	(61)	$(4,647)	$11,810	$10,103	$(333)	$26	$16,965	$97

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Value	Shares	Value
Balance, as of December 31, 2018	604	6	(35)	(2,354)	11,547	8,317	(315)	30	17,231	71
Other comprehensive income	—	—	—	—	—	—	25	—	25	—
Exercise of common stock options	—	—	—	—	5	—	—	—	5	—
Repurchases of common stock	—	—	(6)	(440)	—	—	—	—	(440)	—
Payments relating to treasury shares	—	—	—	(57)	—	—	—	—	(57)	—
Stock-based compensation	—	—	—	—	33	—	—	—	33	—
Issuance under the employee stock purchase plan	—	—	—	—	12	—	—	—	12	—
Issuance of restricted stock	2	—	—	—	—	—	—	—	—	—
Distributions of profits	—	—	—	—	—	—	—	(14)	(14)	—
Dividends paid to stockholders	—	—	—	—	—	(157)	—	—	(157)	—
Net income attributable to non-controlling interest	—	—	—	—	—	(8)	—	8	—	—
Net income	—	—	—	—	—	492	—	—	492	—
Balance, as of March 31, 2019	606	$6	(41)	$(2,851)	$11,597	$8,644	$(290)	$24	$17,130	$71

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net income	$658	$492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157	158
Stock-based compensation	41	29
Deferred taxes	(3)	(28)
Other	(11)	(21)
Changes in assets and liabilities:
Customer accounts receivable	(600)	(227)
Other current and non-current assets	(35)	15
Section 31 fees payable	27	(35)
Deferred revenue	372	347
Other current and non-current liabilities	(86)	(76)
Total adjustments	(138)	162
Net cash provided by operating activities	520	654

Investing activities:
Capital expenditures	(15)	(26)
Capitalized software development costs	(44)	(39)
Cash paid for acquisitions, net of cash acquired	(249)	(19)
Return of capital from equity method investment	—	44
Proceeds from investments, net	6	—
Net cash used in investing activities	(302)	(40)

Financing activities:
Proceeds from commercial paper, net of repayments	503	54
Repurchases of common stock	(699)	(440)
Dividends to stockholders	(166)	(157)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(69)	(57)
Other	20	4
Net cash used in financing activities	(411)	(596)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(9)	1
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	(202)	19
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	2,188	1,872
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$1,986	$1,891

Supplemental cash flow disclosure:
Cash paid for income taxes	$127	$78
Cash paid for interest	$69	$79

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.	Description of Business
Nature of Business and Organization
We are a leading global operator of regulated exchanges, clearing houses and listings venues, and a provider of data services for commodity, financial, fixed income and equity markets. We operate regulated marketplaces for listing, trading and clearing of a broad array of derivatives contracts and securities across major asset classes. These asset classes include: energy and agricultural commodities, metals, interest rates, equities, exchange-traded funds, or ETFs, credit derivatives, digital assets, bonds and currencies We also offer mortgage and technology services to the mortgage industry. In addition, we offer comprehensive data services to support the trading, investment, risk management and connectivity needs of customers around the world and across asset classes.
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

2.     Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by us in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2019. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in our opinion, necessary for a fair presentation of results for the interim periods presented. We believe that these adjustments are of a normal recurring nature.
Preparing financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the amounts that are reported in our consolidated financial statements and accompanying disclosures. Actual amounts could differ from those estimates. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
These statements include the accounts of our wholly-owned and controlled subsidiaries. All intercompany balances and transactions between us and our wholly-owned and controlled subsidiaries have been eliminated in consolidation. For consolidated subsidiaries in which our ownership is less than 100% and for which we have control over the assets and liabilities and the management of the entity, the outside stockholders’ interests are shown as non-controlling interests. Where outside owners hold an option to require us to repurchase their interests, these amounts are shown as redeemable non-controlling interests and are subject to remeasurement when repurchase is probable.

Recently Adopted Accounting Pronouncements

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements
ASU No. 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments, applies to all financial instruments carried at amortized cost including held-to-maturity debt securities and accounts receivable. It requires financial assets carried at amortized cost to be presented at the net amount expected to be collected and requires entities to record credit losses through an allowance for credit losses on available-for-sale debt securities.
We adopted on January 1, 2020 on a modified retrospective basis.
We have evaluated this guidance to determine the impact on our consolidated financial statements. Based on our assessment, we concluded the impact of adoption of this guidance is not material to us as of March 31, 2020. Further disclosures and details on our adoption are discussed below.

ASU 2017-04, Simplifying the Test for Goodwill Impairment, removes the second step of the goodwill impairment test, which requires a hypothetical purchase price allocation if the fair value of a reporting unit is less than its carrying value. Goodwill impairment will now be measured using the difference between the carrying value and the fair value of the reporting unit, and any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.
We adopted on January 1, 2020 on a prospective basis.
We have evaluated this guidance to determine the impact on our consolidated financial statements. Based on our assessment, we concluded the impact of adoption of this guidance is not material to us as of March 31, 2020. The fair values of our reporting units have been greater than their corresponding carrying values in recent years. Changes in future projections, market conditions, and other factors may cause a change in the excess of fair value of our reporting units over their corresponding carrying values.

ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance for determining when an arrangement includes a software license and is solely a hosted service. Customers will now apply the same criteria for capitalizing implementation costs as they would for a software license arrangement. The guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and requires additional quantitative and qualitative disclosures.
We adopted on January 1, 2020, and will apply the rules prospectively to eligible costs incurred on or after the effective date.
We have evaluated this guidance to determine the impact on our consolidated financial statements. Based on our assessment, we concluded the impact of adoption of this guidance is not material to us as of March 31, 2020.

ASU No. 2019-12, Simplifying the Accounting for Income Taxes, eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It clarifies that single-member limited liability companies, and other similar disregarded entities that are not subject to income tax, are not required to recognize an allocation of consolidated income tax expense in their separate financial statements. Further, it simplifies the accounting for franchise taxes, enacted changes in tax laws or rates and transactions that result in a step-up in the tax basis of goodwill.
Effective for fiscal years beginning after December 15, 2020 with early adoption permitted. We elected early adoption and adopted on January 1, 2020.
We have evaluated this guidance to determine the impact on our consolidated financial statements. Based on our assessment, we concluded the impact of adoption of this guidance is not material to us as of March 31, 2020.

Adoption of ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments
On January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. This standard requires the application of a current expected credit loss, or CECL, impairment model to financial assets measured at amortized cost, including accounts receivable and certain off-balance-sheet credit exposures. The standard also amends the impairment model for available-for-sale debt securities requiring entities to record credit losses through an allowance account. The CECL model requires an entity to estimate its lifetime expected credit loss and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. Adoption of the standard requires more timely recognition of credit losses and credit loss estimates are required to use historical information, current information and reasonable and supportable forecasts of future events.

We adopted ASU 2016-13 using the modified retrospective approach through a cumulative-effect adjustment to retained earnings on January 1, 2020. ASU 2016-13 primarily impacted the calculation of our allowance for doubtful accounts on accounts receivable utilizing the expected credit losses model. Our adoption of ASU 2016-13 was subject to the same internal controls over financial reporting that we apply to our consolidated financial statements and the impact of our adoption was not material. We do not currently hold available-for-sale debt securities, off-balance-sheet credit exposures, or other material financial assets impacted by the standard, besides those mentioned below.

We considered our material financial assets within scope, including our cash equivalents, short-term and long-term restricted cash equivalents as well as our clearing members' cash equivalent and reverse repurchase receivables, and determined that such assets have a de minimis risk of credit loss. We invest our cash and clearing members' cash by placing it in highly-rated government securities, primarily U.S. Treasury securities and other sovereign debt with original maturities of less than three months which we consider to be cash equivalents, or into reverse repurchase agreements, referred to as reverse repos, with primarily overnight maturities. Reverse repos are valued daily and are subject to collateral maintenance provisions whereby the counterparty must provide additional collateral if the value of the underlying securities lose value, in an amount sufficient to maintain collateralization of at least 102%. Therefore, as of and for the quarter ended March 31, 2020 we have not recorded a credit loss for these financial assets.

Based on the high turnover and collectability of our accounts receivable, as well as the monthly billing process for the majority of revenue, we did not experience a significant increase in the loss provision recognized upon adoption of the CECL model. Accounts receivable in our futures and clearing businesses have minimal credit risk as all clearing members are pre-screened, collection periods occur within one month and the services to customers are completed almost instantaneously. Our accounts receivable related to market data revenues, cash trading, listing revenues, technology revenues, CDS transaction revenues and bilateral OTC energy transaction revenues subject us to credit losses, but we expeditiously limit our risk of credit loss by taking action such as terminating trading access, terminating public listings or ceasing to distribute data for entities with delinquent accounts. The concentration of risk on our accounts receivable is also mitigated by the high quality and the large number of entities comprising our customer base.

We estimated our allowance for doubtful accounts using an aging method, disaggregated based on major revenue stream categories as well as other unique revenue stream factors. The factors for pooling our accounts receivable balances were specific to each revenue stream based on our risk assessment, past patterns of collectability, our knowledge of the business, and customer-specific situations. We apply estimated reserve percentages to the risk pools identified, which are derived from historical write-off factors that are based on the accounts receivable balance’s delinquency status and adjusted as appropriate for our reasonable and supportable estimates of current and future economic conditions. We believe that historical write-off trends provide a basis for estimating future patterns of losses because there have been no significant changes in the mix or risk characteristics of the accounts receivable revenue stream pool populations from the risk pools used to calculate our historical write-off rates. At each measurement date we reassess whether our accounts receivable pools continue to exhibit similar risk characteristics, and determine if assets need to be isolated further as part of their own specific line item reserve due to specific events, such as a customer’s inability to meet its financial obligations (i.e. customer disputes, highly unresponsive customers, delinquency of the receivable, or other indicators of credit deterioration of customers). Lastly, the CECL standard is forward-looking and requires us to factor reasonable and supportable economic expectations into our allowance estimate for the asset's entire expected life which is generally less than one year.
A reconciliation of the beginning and ending amount of allowance for doubtful accounts is as follows for the three months ended March 31, 2020 (in millions):

Allowance for Doubtful Accounts
Beginning balance as of December 31, 2019	$8
Impact of adoption of ASU 2016-13	13
Bad debt expense	3
Charge-offs	(2)
Ending balance as of March 31, 2020	$22

The impact of adoption of ASU-2016-13 was $10 million, net of tax. This impact was recorded as an adjustment to retained earnings on January 1, 2020 as shown in our Consolidated Statement of Changes in Equity and Redeemable Non-Controlling Interest. We have included in our allowance assessment the impact of and our responses to the COVID-19 pandemic. Our bad debt expense in the table above includes that assessment, the impact of which was not material for the three months ended March 31, 2020. We will continue to review our accounts receivable and may incur future charge-offs as better estimates become available in future periods. Charge-offs in the table above represent the write-off of uncollectible receivables, net of recoveries. These amounts also include the impact of foreign currency translation adjustments.

3.     Acquisitions
On February 21, 2020, we acquired Bridge2 Solutions, a leading provider of loyalty solutions for merchants and consumers. Bridge2 Solutions enables some of the world’s leading brands to engage customers and drive loyalty. It powers incentive and employee perk programs for companies across a wide spectrum of industries. The purchase price has been allocated to the net tangible and identifiable intangible assets and liabilities based on the respective estimated fair values on the date of acquisition. The excess of purchase price over the net tangible and identifiable intangible assets has been recorded as goodwill. Identified intangible assets primarily consist of customer relationships and developed technology, which have been assigned useful lives of twelve years and seven years, respectively. Bridge2 Solutions is included in our Trading and Clearing segment as part of the Bakkt ecosystem.
To fund the acquisition of Bridge2 Solutions, Bakkt completed a capital call for $300 million in funding by ICE and the minority investors. This acquisition-related capital call triggered a market condition of certain Bakkt equity incentive awards, and as a result, during the three months ended March 31, 2020 we incurred a $10 million compensation expense related to these awards which has been recorded as an acquisition-related cost.

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
Investment in OCC
We own a 40% interest in the Options Clearing Corporation, or OCC, which is regulated by the SEC and the Commodity Futures Trading Commission, or CFTC, that we treat as an equity method investment. As of March 31, 2020, the OCC is our only equity method investment and is included in other non-current assets in the accompanying consolidated balance sheet. We recognized $17 million and $27 million during the three months ended March 31, 2020 and 2019, respectively, of equity earnings as our share of the OCC's estimated profits, which is included in other income. On February 13, 2019, the SEC disapproved the OCC capital plan that had been established in 2015. Following the SEC disapproval, the OCC also announced that it would not be providing a refund to clearing members or declaring a dividend to shareholders for the year ended December 31, 2018, which resulted in higher reported OCC 2018 net income than we had estimated. Therefore, during the three months ended March 31, 2019, we adjusted equity earnings in the OCC by $19 million in other income to reflect our share of the OCC's 2018 net income. Refer to Note 4 to our consolidated financial statements included in our 2019 Form 10-K for additional details on our OCC investment.

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
Certain judgments and estimates are used in the identification and timing of satisfaction of performance obligations and the related allocation of transaction price. We believe that these represent a faithful depiction of the transfer of services to our customers. Refer to Note 5 to our consolidated financial statements included in our 2019 Form 10-K where our primary revenue contract classifications are described in detail.

The following table depicts the disaggregation of our revenue according to business line and segment (in millions). Amounts here have been aggregated as they follow consistent revenue recognition patterns, and are consistent with the segment information in Note 15:

	Trading and Clearing Segment	Data and Listings Segment	Total Consolidated
Three months ended March 31, 2020:
Transaction and clearing, net	$1,364	$—	$1,364
Data services	—	564	564
Listings	—	112	112
Other revenues	75	—	75
Total revenues	1,439	676	2,115
Transaction-based expenses	556	—	556
Total revenues, less transaction-based expenses	$883	$676	$1,559

Timing of Revenue Recognition
Services transferred at a point in time	$766	$—	$766
Services transferred over time	117	676	793
Total revenues, less transaction-based expenses	$883	$676	$1,559

	Trading and Clearing Segment	Data and Listings Segment	Total Consolidated
Three months ended March 31, 2019:
Transaction and clearing, net	$862	$—	$862
Data services	—	546	546
Listings	—	111	111
Other revenues	64	—	64
Total revenues	926	657	1,583
Transaction-based expenses	313	—	313
Total revenues, less transaction-based expenses	$613	$657	$1,270

Timing of Revenue Recognition
Services transferred at a point in time	$528	$—	$528
Services transferred over time	85	657	742
Total revenues, less transaction-based expenses	$613	$657	$1,270
The Trading and Clearing segment revenues above include $89 million and $60 million for the three months ended March 31, 2020 and 2019, respectively, for services transferred over time related to risk management of open interest performance obligations. A majority of these performance obligations are performed over a short period of time of one month or less.
Beginning in the second quarter of 2019, we have reflected amounts owed under certain third-party revenue share arrangements as technology and communication operating expenses rather than as had been previously recorded net within transaction and clearing revenues. These are included within our Trading and Clearing segment.

6.	Goodwill and Other Intangible Assets
The following is a summary of the activity in the goodwill balance for the three months ended March 31, 2020 (in millions):

Goodwill balance at December 31, 2019	$13,342
Acquisitions	219
Foreign currency translation	(36)
Other activity, net	2
Goodwill balance at March 31, 2020	$13,527

The following is a summary of the activity in the other intangible assets balance for the three months ended March 31, 2020 (in millions):

Other intangible assets balance at December 31, 2019	$10,258
Acquisitions	66
Foreign currency translation	(42)
Amortization of other intangible assets	(70)
Other intangible assets balance at March 31, 2020	$10,212

We completed our acquisition of Bridge2 Solutions during the three months ended March 31, 2020 (Note 3). Foreign currency translation adjustments result from a portion of our goodwill and other intangible assets being held at our U.K., EU and Canadian subsidiaries, whose functional currencies are not the U.S. dollar. The change in other activity, net, in the goodwill table above primarily relates to adjustments to the fair value of the net tangible and intangible assets relating to acquisitions, with a corresponding adjustment to goodwill. We have performed an analysis of impairment indicators, including the economic impact of and our responses to the COVID-19 pandemic, and did not recognize any impairment losses on goodwill or other intangible assets during the three months ended March 31, 2020.

7.	Deferred Revenue
Our contract liabilities, or deferred revenue, represent consideration received that is yet to be recognized as revenue. Total deferred revenue was $585 million as of March 31, 2020, including $504 million in current deferred revenue and $81 million in other non-current liabilities. The changes in our deferred revenue during the three months ended March 31,

2020 are as follows (in millions):

	Annual Listings Revenues	Original Listings Revenues	Other Listings Revenues	Data Services and Other Revenues	Total
Deferred revenue balance at December 31, 2019	$—	$19	$94	$88	$201
Additions	381	4	21	186	592
Amortization	(96)	(5)	(11)	(96)	(208)
Deferred revenue balance at March 31, 2020	$285	$18	$104	$178	$585

The changes in our deferred revenue during the three months ended March 31, 2019 are as follows (in millions):

	Annual Listings Revenues	Original Listings Revenues	Other Listings Revenues	Data Services and Other Revenues	Total
Deferred revenue balance at December 31, 2018	$—	$25	$100	$92	$217
Additions	382	3	20	139	544
Amortization	(96)	(6)	(9)	(85)	(196)
Deferred revenue balance at March 31, 2019	$286	$22	$111	$146	$565

Included in the amortization recognized during the three months ended March 31, 2020 is $44 million related to the deferred revenue balance as of January 1, 2020. Included in the amortization recognized for the three months ended March 31, 2019 is $45 million related to the deferred revenue balance as of January 1, 2019. As of March 31, 2020, the remaining deferred revenue balance for original listings revenue, other listings revenue and data services and other revenues will be recognized over the period of time we satisfy our performance obligations as described in Note 5.

8.	Debt
Our total debt, including short-term and long-term debt, consisted of the following as of March 31, 2020 and December 31, 2019 (in millions):

	As of March 31, 2020	As of December 31, 2019
Debt:
Short-term debt:
Commercial Paper	$1,814	$1,311
2020 Senior Notes (2.75% senior unsecured notes due December 1, 2020)	1,249	1,248
Other short-term debt	8	10
Total short-term debt	3,071	2,569
Long-term debt:
2022 Senior Notes (2.35% senior unsecured notes due September 15, 2022)	498	497
2023 Senior Notes (3.45% senior unsecured notes due September 21, 2023)	398	398
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	795	794
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,244	1,244
2027 Senior Notes (3.10% senior unsecured notes due September 15, 2027)	496	496
2028 Senior Notes (3.75% senior unsecured notes due September 21, 2028)	592	592
2048 Senior Notes (4.25% senior unsecured notes due September 21, 2048)	1,229	1,229
Total long-term debt	5,252	5,250
Total debt	$8,323	$7,819
Credit Facilities
We have a $3.4 billion senior unsecured revolving credit facility, or the Credit Facility, with a maturity date of August 9, 2023. The Credit Facility includes an option for us to propose an increase in the aggregate amount available for borrowing by up to $975 million, subject to the consent of the lenders funding the increase and certain other conditions. No amounts were outstanding under the Credit Facility as of March 31, 2020.
As of March 31, 2020, of the $3.4 billion that is currently available for borrowing under the Credit Facility, $1.8 billion is required to back-stop the amount outstanding under our U.S. dollar commercial paper program, or the Commercial Paper Program, and $171 million is required to support certain broker-dealer and other subsidiary commitments. The amount required to back-stop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $1.4 billion is available for working capital and general corporate purposes including, but not limited to, acting as a back-stop to future increases in the amounts outstanding under the Commercial Paper Program.
Our ICE India subsidiary maintains a $20 million line of credit for its general corporate purposes. As of March 31, 2020, ICE India had borrowed $8 million, which is reflected as “other short-term debt” in the table above.
Commercial Paper Program
Our Commercial Paper Program is currently backed by the borrowing capacity available under the Credit Facility, as described above. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates which fluctuate due to market conditions and as a result may impact our interest expense. During the three months ended March 31, 2020, we had net issuances of $503 million under the Commercial Paper Program, the proceeds of which were used to fund the acquisition of Bridge2 Solutions and for general corporate purposes.
Commercial paper notes of $1.8 billion with original maturities ranging from one to 70 days were outstanding as of March 31, 2020, with a weighted average interest rate of 1.72% per annum, and a weighted average remaining maturity of 19 days.

9.	Share-Based Compensation
We currently sponsor employee and director stock option, restricted stock and employee stock purchase plans. Stock options and restricted stock are granted at the discretion of the Compensation Committee of our Board of Directors, or Board, based on the estimated fair value on the date of grant. The fair value of the stock options and restricted stock on the date of grant is recognized as expense over the vesting period, net of forfeitures. The non-cash compensation expenses recognized in our consolidated statements of income for stock options, restricted stock and under our employee stock purchase plan were $30 million and $29 million for the three months ended March 31, 2020 and 2019, respectively.
Stock Option Plans
The following is a summary of our stock option activity:

	Number of Options (in thousands)	Weighted Average Exercise Price per Option
Outstanding at December 31, 2019	3,501	$51.87
Granted	413	92.63
Exercised	(261)	42.09
Forfeited	(13)	67.00
Outstanding at March 31, 2020	3,640	57.15

Details of stock options outstanding as of March 31, 2020 were as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Vested or expected to vest	3,640	$57.15	6.1	$91
Exercisable	2,738	$48.93	5.1	$87

Details of stock options exercised are as follows:

	Three Months Ended March 31,
Options exercised:	2020	2019
Total intrinsic value of options exercised (in millions)	$13	$8

As of March 31, 2020, there were $13 million in total unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted average period of 2.1 years as the stock options vest.
We use the Black-Scholes option pricing model to value our stock option awards. During the three months ended March 31, 2020 and 2019, we used the assumptions in the table below to compute the value:

	Three Months Ended March 31,
Assumptions:	2020	2019
Risk-free interest rate	1.46%	2.49%
Expected life in years	5.8	5.9
Expected volatility	20%	20%
Expected dividend yield	1.30%	1.44%
Estimated weighted-average fair value of options granted per share	$16.65	$15.45

The risk-free interest rate is based on the zero-coupon U.S. Treasury yield curve in effect at the date of grant. The expected life is derived from historical and anticipated future exercise patterns. Expected volatility is based on historical volatility data of our stock.
Restricted Stock Plans
Restricted shares are used as an incentive to attract and retain qualified employees and to increase stockholder returns with actual performance linked to both short and long-term stockholder return as well as retention objectives. We issue awards which may contain a combination of time, performance and/or market conditions. The grant date fair value of each award is based on the closing stock price of our stock at the date of grant. For time-based restricted stock, we recognize expense ratably over the vesting period, which is typically three years, net of forfeitures.
In February 2020, we reserved a maximum of 0.9 million restricted shares for potential issuance as performance-based restricted shares to certain of our employees. The number of shares ultimately granted under this award will be based on our actual financial performance as compared to financial performance targets set by our Board and the Compensation Committee for the year ending December 31, 2020, and will also be subject to a market condition reduction based on how our 2020 total stockholder return, or TSR, compares to that of the S&P 500 Index. The maximum compensation expense to be recognized under these performance-based restricted shares is $82 million if the maximum financial performance target is met and all 0.9 million shares vest. The compensation expense to be recognized under these performance-based restricted shares will be $41 million if the target financial performance is met, which would result in 0.5 million shares vesting. For these awards with performance conditions, we recognize expense on an accelerated basis over the three-year vesting period based on our quarterly assessment of the probable 2020 actual financial performance as compared to the 2020 financial performance targets. As of March 31, 2020, our best estimate is that the financial performance level will be above target for 2020. Based on this assessment, we recorded non-cash compensation expense of $5 million for the three months ended March 31, 2020 related to these awards and the remaining $49 million in non-cash compensation expense will be recorded on an accelerated basis over the remaining vesting period, including $24 million which will be recorded over the remainder of 2020.
We also issue awards with a market condition but no performance condition. The fair value of these awards is estimated based on a simulation of various outcomes and includes inputs such as our stock price on the grant date, the valuation of historical awards with market conditions, the relatively low likelihood that the market condition will affect the number of shares granted (as the market condition only affects shares granted in excess of certain financial performance targets), and our expectation of achieving the financial performance targets.
The following is a summary of nonvested restricted shares under all plans discussed above for the three months ended March 31, 2020:

	Number of Restricted Shares (in thousands)	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2019	3,728	$68.87
Granted	1,288	92.57
Vested	(1,868)	64.27
Forfeited	(45)	73.25
Nonvested at March 31, 2020	3,103	81.41

Performance-based restricted shares have been presented in the table above to reflect the actual shares issued based on the achievement of past performance targets, also considering the impact of any market conditions. Nonvested performance-based restricted shares granted are presented in the table above at the target number of restricted shares that would vest if the performance targets are met.

	Three Months Ended March 31,
	2020	2019
Time-based restricted stock units granted (in thousands) (1)	714	869
Total fair value of restricted stock vested under all restricted stock plans (in millions)	$169	$149
(1) The remaining shares granted are performance-based.
As of March 31, 2020, there were $184 million in total unrecognized compensation costs related to time-based and performance-based restricted stock. These costs are expected to be recognized over a weighted-average period of 1.9 years as the restricted stock vests. These unrecognized compensation costs assume that a target performance level will be met on the performance-based restricted shares granted in February 2020.
Bakkt Incentive Units
We sponsor the Bakkt Equity Incentive Plan under which we issue various Bakkt preferred, common and phantom equity unit awards. These awards were made to certain employees and Board members. The units are unvested at the issuance date, are subject to the vesting terms in the award agreements and upon vesting are converted into Bakkt equity or cash.
During the three months ended March 31, 2020, the $300 million capital call related to the acquisition of Bridge2 Solutions triggered a market condition of certain of these Bakkt equity incentive awards. The market condition is based on numerous possible Bakkt transaction or event scenarios established on the original date of grant, each of which have a fixed fair market value. Over the life of these awards, we are required to estimate the most likely outcome and reflect the cumulative financial statement impact of any changes between outcomes. As a result, during the three months ended March 31, 2020 we incurred a $10 million compensation expense related to these awards which has been recorded as an acquisition-related cost.

10.	Equity
Stock Repurchase Program
In December 2019, our Board approved an aggregate of $2.4 billion for future repurchases of our common stock with no fixed expiration date that became effective on January 1, 2020. The $2.4 billion replaced the previous amount approved by the Board. During the three months ended March 31, 2020, we repurchased 4.4 million shares of our outstanding common stock at a cost of $400 million under our Rule 10b5-1 trading plan and 3.2 million shares at a cost of $299 million on the open market during an open trading period. As of March 31, 2020, up to $1.7 billion capacity remains from the Board authorization for repurchases of our common stock. We expect to fund repurchases from our operating cash flow, borrowings under our debt facilities or our Commercial Paper Program. Repurchases may be made from time to time on the open market, through established trading plans, in privately-negotiated transactions or otherwise, in accordance with all applicable securities laws, rules and regulations. We have entered into a Rule 10b5-1 trading plan, as authorized by our Board, to govern some of the repurchases of our shares of common stock. We may discontinue the stock repurchases at any time and may amend or terminate the Rule 10b5-1 trading plan at any time or enter into additional plans. The approval of our Board for the share repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our Board may increase or decrease the amount available for repurchases from time to time.
Dividends
During the three months ended March 31, 2020 and 2019, we declared and paid cash dividends per share of $0.30 and $0.275, respectively, for an aggregate payout of $166 million and $157 million, respectively. The declaration of dividends is subject to the discretion of our Board, and may be affected by various factors, including our future earnings, financial condition, capital requirements, levels of indebtedness, credit ratings, our current and future planned strategic growth initiatives and other considerations which our Board deem relevant. Our Board has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be determined quarterly by the Board or the Audit Committee, taking into account such factors as our evolving business model, prevailing business conditions and our financial results and capital requirements, without a predetermined annual net income payout ratio.

Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss) (in millions):

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2019	$(177)	$1	$(67)	$(243)
Other comprehensive income (loss)	(90)	—	—	(90)
Income tax benefit (expense)	—	—	—	—
Net current period other comprehensive income (loss)	(90)	—	—	(90)
Balance, as of March 31, 2020	$(267)	$1	$(67)	$(333)

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2018	$(227)	$2	$(90)	$(315)
Other comprehensive income (loss)	26	(1)	—	25
Income tax benefit (expense)	—	—	—	—
Net current period other comprehensive income (loss)	26	(1)	—	25
Balance, as of March 31, 2019	$(201)	$1	$(90)	$(290)

11.Income Taxes
Our effective tax rate was 21% for both the three months ended March 31, 2020 and 2019. The 21% effective tax rate for the three months ended March 31, 2020 is based on the existing tax law as of the end of the reporting period and reflects a previously scheduled U.K. corporate income tax rate reduction from 19% to 17% in the current reporting year. The U.K. government has publicly announced its intent to remove this income tax rate reduction, which is expected to be enacted around July 2020. We will account for the income tax impact of that law change upon its enactment. Despite the favorable rate reduction, the effective tax rate is 21% for both comparable periods due to prior period deferred tax benefits related to state apportionment changes.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted and certain income tax related relief was provided under the CARES Act. There is no material impact of the CARES Act on our income tax provision for the three months ended March 31, 2020.

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
Our clearing houses are responsible for providing clearing services to each of our futures exchanges, and in some cases outside of our execution venues, and are as follows, referred to herein collectively as "the ICE Clearing Houses":

Clearing House	Products Cleared	Exchange where Executed	Location
ICE Clear Europe	Energy, agricultural, interest rates and equity index futures and options contracts and OTC European CDS instruments	ICE Futures Europe, ICE Futures U.S., ICE Endex and third-party venues	U.K.
ICE Clear U.S.	Agricultural, metals, FX and equity index futures and options contracts and digital assets futures contracts	ICE Futures U.S.	U.S.
ICE Clear Credit	OTC North American, European, Asian-Pacific and Emerging Market CDS instruments	Creditex, OTC and third-party venues	U.S.
ICE Clear Netherlands	Derivatives on equities and equity indices traded on regulated markets	ICE Endex	The Netherlands
ICE Clear Singapore	Energy, metals and financial futures products and digital assets futures contracts	ICE Futures Singapore	Singapore
ICE NGX	Physical North American natural gas, electricity and oil futures	ICE NGX	Canada

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
Should a particular clearing member or participant fail to deposit its original margin or fail to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate or hedge its open positions and use their original margin and guaranty fund deposits to pay any amount owed. In the event that the defaulting clearing member's deposits are not sufficient to pay the amount owed in full, the ICE Clearing Houses will first use their respective contributions to the guaranty fund, often referred to as Skin In The Game, or SITG, to pay any remaining amount owed. In the event that the SITG is not sufficient, the ICE Clearing Houses may utilize the respective guaranty fund deposits, or collect limited additional funds from their respective non-defaulting clearing members on a pro-rata basis, to pay any remaining amount owed.
As of March 31, 2020 and December 31, 2019, the ICE Clearing Houses had received or had been pledged $168.6 billion and $126.0 billion, respectively, in cash and non-cash collateral in original margin and guaranty fund deposits to cover price movements of underlying contracts for both periods.
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
In addition, we have contributed our own capital which could be used if a defaulting clearing member’s original margin and guaranty fund deposits are insufficient. Such amounts are recorded as long-term restricted cash and cash equivalents in our balance sheets and are as follows (in millions):

	ICE Portion of Guaranty Fund Contribution		Default insurance
Clearing House	As of March 31, 2020	As of December 31, 2019	As of March 31, 2020	As of December 31, 2019
ICE Clear Europe	$233	$233	$75	$75
ICE Clear U.S.	103	103	25	25
ICE Clear Credit	50	50	50	50
ICE Clear Netherlands	2	2	N/A	N/A
ICE Clear Singapore	—	1	N/A	N/A
ICE NGX	15	15	100	100
Total	$403	$404	$250	$250
Of our total contribution to ICE Clear U.S. above, $35 million is solely applicable to any losses associated with a default in Bitcoin contracts and other digital asset contracts that ICE Clear U.S. may clear in the future.
In September 2019, we added a layer of insurance to our clearing member default protection. The default insurance has a three-year term for the following clearing houses in the following amounts: ICE Clear Credit - $50 million; ICE Clear Europe - $75 million and, ICE Clear U.S. - $25 million. The default insurance layer resides after and in addition to the ICE Clear Credit, ICE Clear Europe, and ICE Clear U.S. SITG contributions and before the guaranty fund contributions of the non-defaulting clearing members.
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
As of March 31, 2020, ICE NGX maintains a guaranty fund utilizing a $100 million letter of credit and a default insurance policy, discussed below.
Cash and Cash Equivalent Deposits
We have recorded cash and cash equivalent margin deposits and amounts due in our balance sheets as current assets with corresponding current liabilities to the clearing members. As of March 31, 2020, our cash and cash equivalent margin deposits are as follows (in millions):

	ICE Clear Europe (1)	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$44,561	$40,797	$15,375	$—	$5	$100,738
Unsettled variation margin, net	—	—	—	217	—	217
Guaranty fund	4,449	2,613	494	—	5	7,561
Delivery contracts receivable/payable, net	—	—	—	347	—	347
Total	$49,010	$43,410	$15,869	$564	$10	$108,863

As of December 31, 2019, our cash and cash equivalent margin deposits, are as follows (in millions):

	ICE Clear Europe (2)	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$28,318	$22,145	$6,802	$—	$2	$57,267
Unsettled variation margin, net	—	—	—	255	—	255
Guaranty fund	4,144	2,268	463	—	5	6,880
Delivery contracts receivable/payable, net	—	—	—	585	—	585
Total	$32,462	$24,413	$7,265	$840	$7	$64,987
(1) $40.0 billion and $9.0 billion is related to futures/options and CDS, respectively.
(2) $27.4 billion and $5.1 billion is related to futures/options and CDS, respectively.

Our cash and cash equivalent margin and guaranty fund deposits are maintained in accounts with national banks and reputable financial institutions or secured through direct investments, primarily in U.S. Treasury securities with original maturities of less than three months, or reverse repurchase agreements with primarily overnight maturities.
To provide a tool to address the liquidity needs of our clearing houses and manage the liquidation of margin and guaranty fund deposits held in the form of cash and high quality sovereign debt, ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. have entered into Committed Repurchase Agreement Facilities, or Committed Repo. Additionally, ICE Clear Credit and ICE Clear Netherlands have entered into Committed FX Facilities to support these liquidity needs. As of March 31, 2020 the following facilities were in place:

•	ICE Clear Europe: $1.0 billion in Committed Repo to finance U.S. dollar, euro and pound sterling deposits.

•
ICE Clear Credit: $300 million in Committed Repo to finance U.S. dollar and euro deposits, €250 million in Committed Repo to finance euro deposits, and €1.9 billion in Committed FX Facilities to finance euro payment obligations.

•	ICE Clear U.S.: $250 million in Committed Repo to finance U.S. dollar deposits.

•	ICE Clear Netherlands: €10 million in Committed FX Facilities to finance euro payment obligations.
Details of our cash and cash equivalent deposits are as follows (in millions):

Clearing House	Investment Type	As of March 31, 2020	As of December 31, 2019
ICE Clear Europe	National Bank Account (1)	$11,618	$9,667
ICE Clear Europe	Reverse repo	27,291	19,187
ICE Clear Europe	Sovereign Debt	10,094	3,591
ICE Clear Europe	Demand deposits	7	17
ICE Clear Credit	National Bank Account	35,183	19,480
ICE Clear Credit	Reverse repo	3,035	2,411
ICE Clear Credit	Demand deposits	5,192	2,522
ICE Clear U.S.	Reverse repo	5,050	4,320
ICE Clear U.S.	Sovereign Debt	10,819	2,945
Other ICE Clearing Houses	Demand deposits	10	7
ICE NGX	Unsettled Variation Margin and Delivery Contracts Receivable/Payable	564	840
Total		$108,863	$64,987
(1) As of March 31, 2020, ICE Clear Europe held €8.3 billion ($9.1 billion based on the euro/U.S. dollar exchange rate of 1.1035 as of March 31, 2020) at De Nederlandsche Bank, or DNB, £2.0 billion ($2.5 billion based on the pound sterling/U.S. dollar exchange rate of 1.2414 as of March 31, 2020) at the Bank of England, or BOE, and €10 million ($11 million based on the above exchange rate) at the BOE. As of December 31, 2019, ICE Clear Europe held €8.0 billion ($9.0 billion based on the euro/U.S. dollar exchange rate of 1.1212 as of December 31, 2019) at DNB, £500 million ($663 million based on the pound sterling/U.S. dollar exchange rate of 1.3260 as of December 31, 2019) at the BOE and €10 million ($11 million based on the above exchange rate) at the BOE.
Other Deposits
In addition to the cash deposits above, the ICE Clearing Houses have also received other assets from clearing members, which include government obligations, and may include other non-cash collateral such as letters of credit at ICE NGX, or gold on rare occasions at ICE Clear Europe, to mitigate credit risk. For certain deposits, we may impose discount or “haircut” rates to ensure adequate collateral if market values fluctuate. The value-related risks and rewards of these assets remain with the clearing members. Any gain or loss accrues to the clearing member. The ICE Clearing Houses do not, in the ordinary course, rehypothecate or re-pledge these assets. These pledged assets are not reflected in our balance sheets, and are as follows (in millions):

	As of March 31, 2020
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$29,171	$11,682	$15,100	$—	$55,953
Letters of credit	—	—	—	2,184	2,184
ICE NGX cash deposits	—	—	—	260	260
Total	$29,171	$11,682	$15,100	$2,444	$58,397
Guaranty fund:
Government securities at face value	$443	$678	$213	$—	$1,334

	As of December 31, 2019
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$30,635	$13,710	$12,633	$—	$56,978
Letters of credit	—	—	—	2,469	2,469
ICE NGX cash deposits	—	—	—	362	362
Total	$30,635	$13,710	$12,633	$2,831	$59,809
Guaranty fund:
Government securities at face value	$475	$523	$243	$—	$1,241
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

Account Type	As of March 31, 2020 (In C$ millions)	As of March 31, 2020 (In $USD millions)
Daylight liquidity facility	C$300	$214
Overdraft facility	20	14
Total	C$320	$228

As of March 31, 2020, ICE NGX maintains a guaranty fund of $100 million funded by a letter of credit issued by a major Canadian chartered bank, and backed by default insurance underwritten by Export Development Canada, or EDC, a Crown corporation operated at arm’s length from the Canadian government. In the event of a participant default where the participant’s collateral is depleted, the shortfall would be covered by a draw down on the letter of credit following which ICE NGX would file a claim under the default insurance to recover additional losses up to $100 million beyond the $15 million first-loss amount that ICE NGX is responsible for under the default insurance policy.
Clearing House Exposure
Each ICE Clearing House bears financial counterparty credit risk and provides a central counterparty guarantee, or performance guarantee, to its clearing members or participants. To reduce their exposure, the ICE Clearing Houses have a risk management program with both initial and ongoing membership standards. Excluding the effects of original and variation margin, guaranty fund and collateral requirements, the ICE Clearing Houses’ maximum estimated exposure for this guarantee is $149.5 billion as of March 31, 2020, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one-day movement in pricing of the underlying unsettled contracts. This value was determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than this amount.

13. Legal Proceedings
We are subject to legal proceedings, claims and investigations that arise in the ordinary course of our business. These include the matters described in Part I, Item 3 “Legal Proceedings” and Note 15 to the consolidated financial statements in Part II, Item 8 of our 2019 Form 10-K. We record estimated expenses and reserves for those matters in circumstances when a loss contingency is considered probable and the related amount is reasonably estimable. Any such accruals may be adjusted as circumstances change. Assessments of losses are inherently subjective and involve unpredictable factors. We do not believe that the resolution of these legal matters, including the matters described below, will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to the legal proceedings, claims and investigations. A range of possible losses related to the cases below cannot be reasonably estimated at this time, except as otherwise disclosed below.
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
As with the individual complaints, the consolidated amended complaint asserts a claim for violations of the Sherman and Clayton Antitrust Acts and seeks unspecified treble damages and other relief. The ICE and Panel Bank Defendants filed motions to dismiss the consolidated amended complaint on August 30, 2019. The district court heard oral arguments on the motions on January 30, 2020, and on March 26, 2020 the court issued a decision and order granting the ICE and Panel Bank Defendants' motions to dismiss for failure to state a claim. Among other things, the court found that the amended complaint “…is made up of almost entirely conclusory allegations and is essentially devoid of any evidence, direct or circumstantial, to support the conclusion that Defendants colluded with one another.” On April 24, 2020, the plaintiffs filed a notice of appeal of the district court’s decision. ICE intends to oppose the appeal and to continue to vigorously defend the matter.
City of Providence Litigation
In the City of Providence litigation, the district court entered an order on May 28, 2019 denying the motions to dismiss filed by the defendant exchanges (which include New York Stock Exchange LLC and NYSE Arca, Inc., two of our subsidiaries). The exchanges filed a motion in the district court on June 17, 2019 asking the court to certify the matter for an immediate appeal to the U.S. Court of Appeals for the Second Circuit and on July 16, 2019, the court denied the exchanges' motion. On July 25, 2019, the exchanges filed answers to the second amended complaint, denying the principal allegations of the plaintiffs, denying liability in the matter, and asserting various affirmative defenses. The discovery period in the matter commenced and is scheduled to continue through 2020. For further information on the City of Providence litigation, see our 2019 Form 10-K.

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
Financial assets and liabilities recorded or disclosed at fair value in the accompanying consolidated balance sheets as of March 31, 2020 and December 31, 2019 were classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. As of March 31, 2020, we considered the impacts of the COVID-19 pandemic on our fair value assessments, and determined no impairment indicators to be present. We will continue to monitor these fair values in future periods if, or as, circumstances change.
Our mutual funds are equity and fixed income mutual funds held for the purpose of providing future payments for the supplemental executive savings plan and the supplemental executive retirement plan. These mutual funds are classified as equity investments and measured at fair value using Level 1 inputs with adjustments recorded in net income.
MERS is part of our ICE Mortgage Services business and as of March 31, 2020 and December 31, 2019, held fixed income investments as part of a reserve fund in order to satisfy the original terms of the governing documents of our June 2016 acquisition of a majority equity position in MERS. The majority of these investments are held in U.S. Treasuries and measured at fair value using Level 1 inputs with adjustments recorded to other current liabilities. The remaining amount of the reserve fund is held in other fixed income investments and measured using Level 2 inputs.
Excluding our equity investments without a readily determinable fair value, all other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.
We did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of March 31, 2020 or December 31, 2019.
We measure certain assets, such as intangible assets, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of March 31, 2020 and December 31, 2019, none of our intangible assets were required to be recorded at fair value since no impairments were recorded.
We measure certain equity investments at fair value on a non-recurring basis using our policy election under ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. During the three months ended March 31, 2020, we evaluated transactions involving these investments and qualitative considerations of impairment as discussed above and concluded that no fair value adjustments were required under this election.
See Note 12 for the fair value considerations related to our margin deposits, guaranty funds and delivery contracts receivable.
The table below displays the fair value of our debt as of March 31, 2020. The fair values of our fixed rate notes were estimated using quoted market prices for these instruments. The fair value of our commercial paper includes a discount and other short-term debt approximates par value since the interest rates on this short-term debt approximate market rates as of March 31, 2020.

	As of March 31, 2020
	(in millions)
Debt:	Carrying Amount	Fair value
Commercial Paper	$1,814	$1,820
Other short-term debt	8	8
2020 Senior Notes (2.75% senior unsecured notes due December 1, 2020)	1,249	1,252
2022 Senior Notes (2.35% senior unsecured notes due September 15, 2022)	498	509
2023 Senior Notes (3.45% senior unsecured notes due September 21, 2023)	398	421
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	795	866
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,244	1,321
2027 Senior Notes (3.10% senior unsecured notes due September 15, 2027)	496	524
2028 Senior Notes (3.75% senior unsecured notes due September 21, 2028)	592	641
2048 Senior Notes (4.25% senior unsecured notes due September 21, 2048)	1,229	1,454
Total debt	$8,323	$8,816

15.	Segment Reporting
We operate two reportable business segments: our Trading and Clearing segment and our Data and Listings segment. This presentation is reflective of how our chief operating decision maker reviews and operates our business. Our Trading and Clearing segment comprises our transaction-based execution and clearing businesses. Our Data and Listings segment comprises our data services and our securities listings businesses, which are both largely subscription-based. Our chief operating decision maker does not review total assets or statements of income below operating income by segments; therefore, such information is not presented below. Our two segments do not engage in intersegment transactions.

Financial data for our business segments is as follows for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Trading and Clearing Segment	Data and Listings Segment	Consolidated	Trading and Clearing Segment	Data and Listings Segment	Consolidated
Revenues:
Energy futures and options contracts	$353	$—	$353	$229	$—	$229
Agricultural and metals futures and options contracts	84	—	84	62	—	62
Financial futures and options contracts	123	—	123	83	—	83
Cash equities and equity options	669	—	669	390	—	390
Fixed income and credit	122	—	122	87	—	87
OTC and other transactions	13	—	13	11	—	11
Pricing and analytics	—	276	276	—	266	266
Exchange data and feeds	—	180	180	—	176	176
Desktops and connectivity	—	108	108	—	104	104
Listings	—	112	112	—	111	111
Other revenues	75	—	75	64	—	64
Revenues	1,439	676	2,115	926	657	1,583
Transaction-based expenses	556	—	556	313	—	313
Revenues, less transaction-based expenses	883	676	1,559	613	657	1,270
Operating expenses	310	367	677	228	377	605
Operating income	$573	$309	$882	$385	$280	$665

Revenue from two clearing members of the Trading and Clearing segment comprised $212 million, or 24% of our Trading and Clearing revenues, less transaction-based expenses for the three months ended March 31, 2020. Revenue from one clearing member of the Trading and Clearing segment comprised $95 million, or 16% of our Trading and Clearing revenues, less transaction-based expenses for the three months ended March 31, 2019. Clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, we believe that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional customers or clearing members accounted for more than 10% of our segment revenues or consolidated revenues for the three months ended March 31, 2020 and 2019.

16.	Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended March 31, 2020 and 2019 (in millions, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Basic:
Net income attributable to Intercontinental Exchange, Inc.	$650	$484
Weighted average common shares outstanding	552	568
Basic earnings per common share	$1.18	$0.85
Diluted:
Weighted average common shares outstanding	552	568
Effect of dilutive securities - stock options and restricted shares	3	2
Diluted weighted average common shares outstanding	555	570
Diluted earnings per common share	$1.17	$0.85

Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. During the three months ended March 31, 2020 and 2019, 246,000 and 813,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect. In addition, under the Bakkt Equity Incentive Plan we have excluded preferred and common incentive units because they are also antidilutive. Certain figures in the table above may not recalculate due to rounding.

17.	Subsequent Events
We have evaluated subsequent events and determined that no other events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, unless otherwise indicated, the terms “Intercontinental Exchange,” “ICE,” “we,” “us,” “our,” “our company” and “our business” refer to Intercontinental Exchange, Inc., together with its consolidated subsidiaries. References to “ICE Products” mean products listed on one or more of our markets. All references to “options” or “options contracts” in the context of our futures products refer to options on futures contracts. Solely for convenience, references in this Quarterly Report to any trademarks, service marks and trade names owned by ICE are listed without the ®, ™ and © symbols, but we will assert, to the fullest extent under applicable law, our rights to these trademarks, service marks and trade names.
We also include references to third-party trademarks, trade names and service marks in this Quarterly Report. Except as otherwise expressly noted, our use or display of any such trademarks, trade names or service marks is not an endorsement or sponsorship and does not indicate any relationship between us and the parties who own such marks and names.
The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report. Due to rounding, figures in tables may not sum exactly.
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
These forward-looking statements relate to future events or our future financial performance and are based on our present beliefs and assumptions as well as the information currently available to us. They involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance, cash flows, financial position or achievements to differ materially from those expressed or implied by these statements.
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
Factors that may affect our performance and the accuracy of any forward-looking statements include, but are not limited to, those listed below:

•	conditions in global financial markets and domestic and international economic, political and social conditions;

•	the impacts of the COVID-19 pandemic on our business, results of operations and financial condition;

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

These risks and other factors include those set forth in Part 1, Item 1(A) under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, or our 2019 Form 10-K, as filed with the SEC on February 6, 2020. Due to the uncertain nature of these factors, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any of these statements to reflect events or circumstances occurring after the date of this Quarterly Report. New factors may emerge and it is not possible to predict all factors that may affect our business and prospects.
Overview
We are a leading global operator of regulated exchanges, clearing houses and listings venues, and a provider of data services for commodity, financial, fixed income and equity markets. We operate regulated marketplaces for listing, trading and clearing of a broad array of derivatives contracts and securities across major asset classes. These asset classes include: energy and agricultural commodities, metals, interest rates, equities, ETFs, credit derivatives, digital assets, bonds and currencies. We also offer mortgage and technology services to the mortgage industry. In addition, we offer comprehensive data services to support the trading, investment, risk management and connectivity needs of customers around the world and across asset classes.
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
Recent Developments
COVID-19
The coronavirus (COVID-19) pandemic has created economic and financial disruptions globally and has led governmental authorities to take unprecedented measures to mitigate the spread of the disease, including travel bans, border closings, business closures, quarantines and shelter-in-place orders, and to take actions designed to stabilize markets and promote economic growth.
From an operational perspective, our businesses, including our exchanges, clearing houses, listing venues, and data services businesses, have remained open and we do not have any plans to close any of our business operations as a result of the COVID-19 pandemic. However, as a result of the COVID-19 pandemic, we have taken preventative measures and implemented contingency plans, and currently most of our employees are working remotely, with only operationally essential employees working on-site at our facilities for business continuity purposes. In particular, NYSE, one of our subsidiaries, has initiated fully electronic trading for its exchanges and temporarily closed all trading floors. Those employees working on-site are utilizing an alternating framework to allow for social distancing. These measures are in compliance, as necessary, with local government mandates and social distancing directives. Our employees have ceased all travel for work-related activity.
Global health concerns relating to COVID-19 and preventive measures taken to reduce its spread have created significant volatility in the financial markets, which has resulted in higher trading volumes for some of our products and increased demand for our services.
The extent of the impact of the pandemic on our business will depend largely on future developments, including the duration and spread of the outbreak, its severity and the actions taken to contain the disease or treat its impact. We continue to monitor this dynamic situation, including guidance and regulations issued by U.S. and other governmental authorities. In light of the rapidly evolving nature of the COVID-19 outbreak, we are not able at this time to estimate the ultimate effect of the pandemic on our business, results of operations or financial condition in the future.
Acquisition of Bridge2 Solutions
On February 21, 2020, we acquired Bridge2 Solutions, a leading provider of loyalty solutions for merchants and consumers. Bridge2 Solutions enables some of the world’s leading brands to engage customers and drive loyalty. It powers incentive and employee perk programs for companies across a wide spectrum of industries.
Regulation
Our activities and the markets in which we operate are subject to regulations that impact us as well as our customers, and, in turn, meaningfully influence our activities, the manner in which we operate and our strategy. We are primarily subject to the jurisdiction of regulatory agencies in the U.S., U.K., EU, Canada, Singapore and Abu Dhabi Global Markets. Failure to satisfy regulatory requirements can or may give rise to sanctions by the applicable regulator.
Global policy makers have undertaken reviews of their existing legal framework governing financial markets in connection with regulatory reform, and have either passed new laws and regulations, or are in the process of debating and/or enacting new laws and regulations that apply to our business and to our customers’ businesses. During at least the second half of the last quarter, global policy makers have been focused on the impact of and responses to the COVID-19 pandemic. As a consequence, many regulatory initiatives have been postponed. Legislative and regulatory actions may impact the way in which we or our customers conduct business and may create uncertainty, which could affect trading volumes or demand for market data. See Part 1, Item 1 “Business - Regulation” and Part 1, Item 1(A) "Risk Factors" included in our 2019 Form 10-K for a discussion of the primary regulations applicable to our business and certain risks associated with those regulations. As discussed in Part 1, Item 1 of our 2019 Form 10-K, the implementation of the Markets in Financial Instruments Directive II, or MiFID II, and its counterpart the European Market Infrastructure Regulation, or EMIR, may result in operational, regulatory and/or business risk.
As part of the ongoing review of MiFID II, the European Commission, or EC, and the European Securities and Markets Authority, or ESMA, are continuing to work on proposals to revise the framework that are relevant to the markets operated by ICE Futures Europe and ICE Endex, including position limits and the determination of pre-trade price transparency parameters for financial instruments.
The key areas in the evolving regulatory landscape that are likely to impact our business are:

•
Brexit timing and implications. On January 31, 2020, the U.K. officially withdrew from the EU. In connection with the U.K.'s withdrawal from the EU, the U.K. and the EU entered into a withdrawal agreement, which, amongst other things, includes a transitional period until December 31, 2020, during which EU law will continue to apply in and to the U.K. The transitional period can be extended one time by mutual agreement for a period up to two years.

•
Continued access by EU market participants to U.K. CCPs and exchanges. Under the terms of the withdrawal agreement, EU law will continue to apply in and to the U.K. for a transitional period until December 31, 2020. During such time, EU market participants will be able to continue clearing through U.K. CCPs such as ICE Clear Europe, and accessing U.K. trading venues, such as ICE Futures Europe. Access by EU market participants to U.K. CCPs following the end of the transitional period will be contingent upon either equivalence being granted to the U.K. by the EC and U.K. CCPs being recognized by ESMA, or the terms of any trade agreement entered into by the U.K. and EU prior to the end of the transitional period. Separately, ICE Futures Europe and ICE Endex will continue to be able to permit access by EU and U.K. persons to transact on their platforms, even in the absence of any trade agreement being entered into by the U.K. and EU prior to the end of the transitional period and/or any trading venue equivalence decisions by the Financial Conduct Authority, or FCA, or the EC. The lack of equivalence decisions for trading venues, however, may result in increased costs for certain EU and U.K. market participants which could impact trading on ICE Futures Europe and ICE Endex. The impact to our business and corresponding regulatory changes remain uncertain at this time. We are monitoring the impact to our business as a result of these discussions and are pursuing avenues to facilitate continued access for EU and U.K. customers to our services in the event that the transition period ends without any trade agreement addressing access to CCPs and trading venues being made.

•
The proposed revisions to the regulatory structure of non-EU clearing houses. On January 1, 2020, EMIR 2.2 became effective, which revises the EU's current regulatory and supervisory structure for EU and non-EU clearing houses. These revisions of the regulatory structure may have an impact on our non-EU clearing houses if they are determined to be systemically important or likely to become systemically important to the financial stability of the EU or one or more of its Member States. It remains uncertain what the nature and extent of the regulation's impact will be on the regulation and supervision of one or more of our non-EU clearing houses, which will depend on ESMA’s future determination of whether a non-EU clearing house is systemically important to the EU or its Member States and the extent to which ESMA will rely on such clearing house’s domestic regulator.

•
Requirement that European exchanges and CCPs offer non-discriminatory access. The non-discriminatory access provisions of MiFID II would require our European exchanges and CCPs to offer access to third parties on commercially reasonable terms. In addition, MiFID II could require our European exchanges and CCPs to allow participants to trade and/or clear at other venues, which may encourage competing venues to offer lookalikes of our products. In June 2016, the EU approved a 12-month postponement of implementation and compliance with this provision of MiFID II until January 3, 2018. On January 3, 2018, ICE Futures Europe and ICE Clear Europe received a deferral from the FCA and the BOE, respectively, which delays the non-discriminatory access provision of MiFID II until July 3, 2020. In addition, on February 28, 2018, the Netherlands Authority for the Financial Markets, or AFM, granted ICE Endex and ICE Clear Netherlands a deferral which delays the non-discriminatory access provisions for those entities until July 3, 2020.

•
Position limits. The adoption and implementation of position limit rules in the U.S. and the EU could have an impact on our commodities business if comparable trading venues in foreign jurisdictions are not subject to equivalent rules. Position limits became effective in the EU beginning January 2018 under MiFID II. The FCA has published certain position limits for commodity contracts. In certain cases, the position limits are either lower or higher than the corresponding limits on U.S. equivalent contracts. In April 2020, ESMA issued a report recommending to restrict the scope of the position limits regime to critical or significant contracts. Conversely, in January 2020, the CFTC proposed a rule which replaces the CFTC's prior Dodd-Frank position limit efforts. There is potential for further divergence between MiFID II and U.S. position limit rules if the U.S. makes changes to the financial regulations and the EU either does not make changes to MiFID II or makes changes inconsistent with U.S. regulations.

•
Market data requirements. Our U.K. and EU derivatives exchanges could be impacted by changes to requirements related to the dissemination of market data. In its December 2019 report to the EC, ESMA recommended against, among other things, outright regulation of market data prices, however ESMA suggested that users could gain transparency into how market data prices are set with the help of new supervisory guidance and targeted changes to the MiFID II/Markets in Financial Instruments Regulation, or MiFIR, text. The EC is considering ESMA’s report and is expected to issue its own report on these issues in mid-2020.

In addition, in October 2019, the SEC proposed a change to Rule 608 that would eliminate the provision allowing market data fee changes proposed by the National Market System Plans, or NMS Plans, to become immediately effective. Further, in January 2020, the SEC requested comment on a proposed order directing the exchanges and the Financial Industry Markets Authority, or FINRA, to submit a plan to create a new, single NMS Plan to replace the three existing NMS Plans that govern the dissemination of real-time, consolidated equity market data for NMS stocks. Finally, in February 2020, the SEC proposed changes to the infrastructure for the collection, consolidation and dissemination of market data for exchange-listed NMS stocks. If implemented, these changes could impact NYSE’s revenues from the consolidated “SIP” feeds and proprietary data feeds.

•
The SEC Transaction Fee Pilot. In December 2018, the SEC adopted a Transaction Fee Pilot. The final rule established a pilot program, for at least one-year and up to two-years, that will limit the fees charged and rebates paid by our five national securities exchanges in certain securities to be designated by the SEC. On March 28, 2019, the SEC partially stayed the Transaction Fee Pilot, pending resolution of our and two other national securities exchanges’ petitions for review of the Transaction Fee Pilot by the U.S. Court of Appeals for the District of Columbia Circuit. The only requirement that the SEC did not stay was the requirement that the exchanges collect data during a pre-pilot period, which began on July 1, 2019.

Consolidated Financial Highlights
The following summarizes our results and significant changes in our consolidated financial performance for the periods presented (dollars in millions, except per share amounts):

	Three Months Ended March 31,
	2020	2019	Change
Revenues, less transaction-based expenses	$1,559	$1,270	23%
Operating expenses	$677	$605	12%
Adjusted operating expenses(1)	$597	$528	13%
Operating income	$882	$665	32%
Adjusted operating income(1)	$962	$742	30%
Operating margin	57%	52%	5 pts
Adjusted operating margin(1)	62%	58%	4 pts
Other income (expense), net	$(46)	$(39)	16%
Income tax expense	$178	$134	33%
Effective tax rate	21%	21%	—
Net income attributable to ICE	$650	$484	34%
Adjusted net income attributable to ICE(1)	$708	$527	34%
Diluted earnings per share attributable to ICE common stockholders	$1.17	$0.85	38%
Adjusted diluted earnings per share attributable to ICE common stockholders(1)	$1.28	$0.92	39%
Cash flows from operating activities	$520	$654	(21) %

(1) The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. Adjusted net income attributable to ICE and adjusted diluted earnings per share attributable to ICE common stockholders are presented net of taxes. These adjusted numbers are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Financial Measures” below.

•
Revenues, less transaction-based expenses, increased $289 million for the three months ended March 31, 2020 from the comparable period in 2019. See "-Trading and Clearing Segment" and "Data and Listings Segment" below for a discussion of the significant changes in our revenues. The increase in revenues during the three months ended March 31, 2020 includes $5 million in unfavorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable period in 2019. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Rate Risk" below for additional information on the impact of currency fluctuations.

•
Operating expenses increased $72 million for the three months ended March 31, 2020 from the comparable period in 2019. See "-Consolidated Operating Expenses" below for a discussion of the significant changes in our operating expenses. The increase in operating expenses during the three months ended March 31, 2020 includes $2 million in favorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable period in 2019. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Rate Risk" below for additional information on the impact of currency fluctuations.

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
For additional information regarding the factors that affect our results of operations, see Item 1(A) “Risk Factors” included in our 2019 Form 10-K.
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

	Three Months Ended March 31,
	2020	2019	Change
Revenues:
Energy futures and options contracts	$353	$229	54%
Agricultural and metals futures and options contracts	84	62	36
Financial futures and options contracts	123	83	48
Cash equities and equity options	669	390	72
Fixed income and credit	122	87	41
OTC and other transactions	13	11	11
Transaction and clearing, net	1,364	862	58
Other revenues	75	64	16
Revenues	1,439	926	55
Transaction-based expenses	556	313	77
Revenues, less transaction-based expenses	883	613	44
Other operating expenses	232	170	37
Depreciation and amortization	66	58	14
Acquisition-related transaction and integration costs	12	—	n/a
Operating expenses	310	228	36
Operating income	$573	$385	49%

Transaction and Clearing Revenues
Our transaction and clearing revenues consist of fees collected from our derivatives, fixed income, cash equities and equity options trading, derivatives clearing and mortgage technology services. Because transaction and clearing revenues are generally assessed on a per-contract basis, revenues and profitability fluctuate with changes in contract volume and due to product mix. Rates per-contract, or RPC, are driven by the number of contracts or securities traded and the fees charged per contract, net of certain rebates. Our per-contract transaction and clearing revenues will depend upon many factors, including, but not limited to, market conditions, transaction and clearing volume, product mix, pricing, applicable revenue sharing and market making agreements, and new product introductions.
For both the three months ended March 31, 2020 and 2019, 21% of our Trading and Clearing segment revenues, less transaction-based expenses, were billed in pounds sterling or euros. For the three months ended March 31, 2020 as compared to the same period in 2019, foreign currency fluctuations due to the strengthening of the U.S. dollar compared to the pound sterling and euro resulted in a decrease to our Trading and Clearing segment revenues, less transaction-based expenses, of $4 million. See Item 3 “- Quantitative and Qualitative Disclosures About Market Risk -Foreign Currency Exchange Rate Risk” below for additional information on the impact of currency fluctuations.
Our transaction and clearing revenues are presented net of rebates. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. We recorded rebates of $306 million and $215 million for the three months ended March 31, 2020 and 2019, respectively. The increase in rebates was due primarily to the increase in volumes traded.

•	Energy Futures and Options Contracts: Total energy volume increased 57% and revenues increased 54% for the three months ended March 31, 2020 from the comparable period in 2019.

–
Total oil volume increased 67% for the three months ended March 31, 2020 from the comparable period in 2019 due to increased risk management activity driven by shifting supply/demand dynamics related to various geopolitical events and the emergence of COVID-19.

–
Our global natural gas futures and options volume increased 42% for the three months ended March 31, 2020. The volume increase in our North American natural gas products was primarily driven by shifting supply/demand dynamics and various geopolitical events. The strength in our European TTF gas volumes was driven by the continued emergence of TTF as the European benchmark for natural gas as natural gas continues to globalize.

•
Agricultural and Metals Futures and Options Contracts: Total volume increased 33% and revenues increased 36% in our agricultural and metals futures and options markets for the three months ended March 31, 2020 from the comparable period in 2019. The overall increase in agricultural volumes for the three months ended March 31, 2020 was primarily driven by price volatility resulting from shifting supply/demand dynamics related to COVID-19, the sharp decline in global oil prices and weather concerns.

–	Sugar futures and options volumes increased 48% for the three months ended March 31, 2020 from the comparable period in 2019.

–	Other agricultural and metal futures and options volume increased 22% for the three months ended March 31, 2020 from the comparable period in 2019.

•
Financial Futures and Options Contracts: Total volume and revenues in our financial futures and options markets increased 33% and 48%, respectively, for the three months ended March 31, 2020 from the comparable period in 2019.

–
Interest rate futures and options volume and revenue increased 31% and 37% for the three months ended March 31, 2020, respectively, from the comparable period in 2019, driven, in part, by increased central bank action in response to the economic impact of COVID-19. Interest rate futures and options revenues were $72 million and $53 million for the three months ended March 31, 2020 and 2019, respectively.

–
Other financial futures and options volume, which includes our MSCI®, FTSE® and NYSE FANG+ equity index products, increased 48% for the three months ended March 31, 2020 from the comparable period in 2019. Other financial futures and options volume increased due to increased equity market volatility driven by uncertainty related to COVID-19. Other financial futures and options revenues were $51 million and $30 million for the three months ended March 31, 2020 and 2019, respectively.

•
Cash Equities and Equity Options: Cash equities handled volume increased 45% for the three months ended March 31, 2020 from the comparable period in 2019 due to heightened volatility driven by uncertainty related to COVID-19 and various geopolitical events. Cash equities revenues, net of transaction-based expenses, were $83 million and $52 million for the three months ended March 31, 2020 and 2019, respectively.

Equity options volume increased 41% for the three months ended March 31, 2020 from the comparable period in 2019 primarily due to higher industry volumes and heightened volatility driven by uncertainty related to COVID-19 and various geopolitical events. Equity options revenues, net of transaction-based expenses, were $30 million and $25 million for the three months ended March 31, 2020 and 2019, respectively.

•	Fixed Income and Credit: Fixed income and credit includes revenues from ICE Mortgage Services, ICE Bonds and CDS execution and clearing.
CDS clearing revenues were $52 million and $38 million for the three months ended March 31, 2020 and 2019, respectively. The notional value of CDS cleared was $7.1 trillion and $4.4 trillion for the three months ended March 31, 2020 and 2019, respectively. The increase in CDS clearing revenues for the three months ended March 31, 2020 from the comparable period in 2019 was driven by record buy-side activity in terms of index notional cleared during the period driven by heightened market volatility related to COVID-19.

•	OTC and Other Transactions: OTC and other transactions include revenues from our OTC energy business and other trade confirmation services.
Other Revenues
Other revenues primarily include interest income on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, technology development fees, exchange membership fees and agricultural grading and certification fees. The increase in other revenues for the three months ended March 31, 2020 from the comparable period in 2019 was primarily due to increased interest income earned on certain clearing margin deposits reflecting higher balances, increased regulatory fees and the acquisition of Bridge2 Solutions.

Selected Operating Data
The following charts and tables present trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts):

Volume and Rate per Contract

	Three Months Ended March 31,
	2020	2019	Change
Number of contracts traded (in millions):
Energy futures and options	244	156	57%
Agricultural and metals futures and options	37	27	33
Financial futures and options	223	168	33
Total	504	351	44%

	Three Months Ended March 31,
	2020	2019	Change
Average Daily Volume of contracts traded (in thousands):
Energy futures and options	3,938	2,552	54%
Agricultural and metals futures and options	588	449	31
Financial futures and options	3,511	2,672	31
Total	8,037	5,673	42%

	Three Months Ended March 31,
	2020	2019	Change
Rate per contract:
Energy futures and options	$1.45	$1.47	(2)%
Agricultural and metals futures and options	$2.29	$2.25	2%
Financial futures and options	$0.54	$0.49	11%
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

Open Interest

	As of March 31,
	2020	2019	Change
Open interest — in thousands of contracts:
Energy futures and options	44,375	35,825	24%
Agricultural and metals futures and options	4,239	3,957	7
Financial futures and options	26,666	30,350	(12)
Total	75,280	70,132	7%
The following charts and table present selected cash and equity options trading data (all trading volume below is presented as average net daily trading volume, or ADV, and is single counted):

	Three Months Ended March 31,
	2020	2019	Change
NYSE cash equities:
Total cash handled volume (shares in millions)	2,734	1,886	45%
Total cash market share matched	24.5%	24.5%	(0.1) pts

NYSE equity options (contracts in thousands):
NYSE equity options volume	4,681	3,331	41%
Total equity options volume	25,331	17,331	46%
NYSE share of total equity options	18.5%	19.2%	(0.7) pts

Revenue capture or rate per contract:
Cash equities rate per contract (per 100 shares)	$0.049	$0.045	9%
Equity options rate per contract	$0.10	$0.12	(15)%
Handled volume represents the total number of shares of equity securities, ETFs and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
Transaction-Based Expenses
Our equities and equity options markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. Section 31 fees are recorded on a gross basis as a component of transaction and clearing fee revenue. These Section 31 fees are assessed to recover the government’s costs of supervising and regulating the securities markets and professionals and are subject to change. We, in turn, collect corresponding activity assessment fees from member organizations clearing or settling trades on the equities and options exchanges, and recognize these amounts in our transaction and clearing revenues when invoiced. The activity assessment fees are designed to equal the Section 31 fees. As a result, activity assessment fees and the corresponding Section 31 fees do not have an impact on our net income, although the timing of payment by us may vary from collections. Section 31 fees were $166 million and $69 million for the three months ended March 31, 2020 and 2019, respectively. The fees we collect are included in cash at the time of receipt and we remit the amounts to the SEC semi-annually as required. The total amount is included in accrued liabilities and was $165 million as of March 31, 2020.
We make liquidity payments to cash and options trading customers, as well as routing charges made to other exchanges which are included in transaction-based expenses. We incur routing charges when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We record routing charges on a gross basis as a component of transaction and clearing fee revenue. Cash liquidity payments, routing and clearing fees were $390 million and $244 million for the three months ended March 31, 2020 and 2019, respectively.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Trading and Clearing segment's operating expenses, operating income and operating margin (dollars in millions). See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Trading and Clearing Segment:	Three Months Ended March 31,
	2020	2019	Change
Operating expenses	$310	$228	36%
Adjusted operating expenses(1)	$275	$205	34%
Operating income	$573	$385	49%
Adjusted operating income(1)	$608	$408	49%
Operating margin	65%	63%	2 pts
Adjusted operating margin(1)	69%	67%	2 pts

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

	Three Months Ended March 31,
	2020	2019	Change
Revenues:
Pricing and analytics	$276	$266	4%
Exchange data and feeds	180	176	2
Desktops and connectivity	108	104	4
Data services	564	546	3
Listings	112	111	—
Revenues	676	657	3
Other operating expenses	276	277	—
Depreciation and amortization	91	100	(10)
Operating expenses	367	377	(3)
Operating income	$309	$280	10%
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
For both the three months ended March 31, 2020 and 2019, 7% of our Data and Listings segment revenues were billed in pounds sterling or euros (all relating to our data services revenues). As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues denominated in foreign currencies changes accordingly. Due to the strengthening of the U.S. dollar compared to the pound sterling and euro, our Data and Listings segment revenues were $1 million lower for the three months ended March 31, 2020, from the comparable period in 2019.
Our data services revenues are primarily subscription-based and increased 3% for the three months ended March 31, 2020, from the comparable period in 2019. The increase in revenues was primarily due to the strong retention rate of existing customers, the addition of new customers, increased purchases by existing customers and increases in pricing of our products.

•
Pricing and Analytics: Our pricing and analytics revenues increased 4% for the three months ended March 31, 2020, from the comparable period in 2019. The increase in revenue was due to strength in our index businesses and continued growth in our pricing and reference data business driven by the strong retention rate of existing customers, the addition of new customers, increased purchases by existing customers and increases in pricing of our products. This growth was partially offset by $1 million of unfavorable fluctuations in the U.S. dollar as compared to the pound sterling and euro.

•
Exchange Data and Feeds: Our exchange data and feeds revenues increased 2% for the three months ended March 31, 2020 from the comparable period in 2019. The increase in revenue was largely due to continued growth in our futures exchange data and cash equities exchange data. The growth was driven by the strong retention rate of existing customers, the addition of new customers and increases in pricing of our products.

•
Desktops and Connectivity: Our desktop and connectivity revenues increased 4% for the three months ended March 31, 2020 from the comparable period in 2019. The increase in revenue was driven primarily by growth in our connectivity services including the ICE Global Network, coupled with stronger desktop revenues.

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
As of March 31, 2020, ASV was $2.029 billion, which increased 3.4% compared to the ASV as of March 31, 2019. This does not adjust for year-over-year foreign exchange fluctuations or impacts of acquisitions.
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
Our listings revenues were flat for the three months ended March 31, 2020 compared to the comparable period in 2019.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Data and Listings segment's operating expenses, operating income and operating margin (dollars in millions). See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Data and Listings Segment:	Three Months Ended March 31,
	2020	2019	Change
Operating expenses	$367	$377	(3)%
Adjusted operating expenses(1)	$322	$323	—%
Operating income	$309	$280	10%
Adjusted operating income(1)	$354	$334	6%
Operating margin	46%	43%	3 pts
Adjusted operating margin(1)	52%	51%	1 pt

(1) The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. These adjusted numbers are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Financial Measures” below.

Consolidated Operating Expenses
The following presents our consolidated operating expenses (dollars in millions):

	Three Months Ended March 31,
	2020	2019	Change
Compensation and benefits	$278	$248	12%
Professional services	29	33	(12)
Acquisition-related transaction and integration costs	12	—	n/a
Technology and communication	131	107	22
Rent and occupancy	21	17	22
Selling, general and administrative	49	42	18
Depreciation and amortization	157	158	(1)
Total operating expenses	$677	$605	12%
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
For both the three months ended March 31, 2020 and 2019, 12% of our operating expenses were billed in pounds sterling or euros. Due to fluctuations in the U.S. dollar compared to the pound sterling and euro, our consolidated operating expenses decreased $2 million for the three months ended March 31, 2020 from the comparable period in 2019. See Item 3 “— Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” below for additional information.

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

	Three Months Ended March 31,
	2020	2019	Change
Employee headcount	6,293	5,090	24%
Stock-based compensation expenses	$30	$29	4%
Employee headcount increased for the three months ended March 31, 2020 from the comparable period in 2019 primarily due to 202 new employees related to our acquisition of Simplifile LC, or Simplifile, in June 2019 and 275 new employees at Bridge2 Solutions. Employee headcount also increased due to 581 new employees in our ICE India office, who had previously been our contractors, during the three months ended December 31, 2019. The compensation and benefits expenses increased for the three months ended March 31, 2020 from the comparable period in 2019 primarily due to $11 million related to the acquisitions of Simplifile and Bridge2 Solutions and the establishment of ICE India, and $7 million related to other increases in employee headcount and 2020 merit pay. The stock-based compensation expenses in the table above relate to employee stock option and restricted stock awards.
Professional Services Expenses
Professional services expense includes fees for consulting services received on strategic and technology initiatives, temporary labor, as well as regulatory, legal and accounting fees, and may fluctuate as a result of changes in the use of these services in our business.
Professional services expenses decreased for the three months ended March 31, 2020 from the comparable period in 2019 primarily due to lower consulting services fees for employees that are now part of the ICE India office.
Acquisition-Related Transaction and Integration Costs
We incurred $12 million in acquisition-related transaction costs for the three months ended March 31, 2020 primarily related to the Bakkt acquisition of Bridge2 Solutions. The Bridge2 Solutions acquisition costs include expenses resulting from a Bakkt incentive award market condition estimation adjustment that was directly related to the March 2020 capital call to fund the acquisition of Bridge2 Solutions. For the three months ended March 31, 2019, we did not incur any significant acquisition-related transaction and integration costs.
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
Technology and communications expense also includes fees paid for access to external market data, licensing and other fee agreement expenses. Technology and communications expenses may be impacted by growth in electronic contract volume, our capacity requirements, changes in the number of telecommunications hubs and connections with customers to access our electronic platforms directly. Beginning in the second quarter of 2019, we have reflected amounts owed under certain third-party revenue share arrangements as technology and communication operating expenses rather than as had been previously recorded net within transaction and clearing revenues, which resulted in an increase in technology and communications expense of $11 million for the three months ended March 31, 2020 as compared to the comparable period in 2019. Total technology and communications expenses also increased $5 million for the three months ended March 31, 2020 due to our acquisition of Simplifile in 2019 and increased costs to access external market data and $9 million related to increased first quarter 2020 third-party revenue share fees.

Rent and Occupancy Expenses
Rent and occupancy expense relates to leased and owned property and includes rent, maintenance, real estate taxes, utilities and other related costs. We have significant operations located in and around Atlanta, New York and London with smaller offices located throughout the world.
Rent and occupancy expenses increased for the three months ended March 31, 2020 from the comparable period in 2019 primarily due to the early termination of our NYSE Chicago office lease.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include marketing, advertising, public relations, insurance, bank service charges, dues and subscriptions, travel and entertainment, non-income taxes and other general and administrative costs.
Selling, general and administrative expenses increased for the three months ended March 31, 2020 from the comparable period in 2019 primarily due to a $10 million charitable contribution in support of COVID-19 relief efforts, partially offset by lower non-income taxes and travel expenses.
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
We recorded amortization expenses on intangible assets acquired as part of our acquisitions, as well as on other intangible assets, of $70 million and $77 million for the three months ended March 31, 2020 and 2019, respectively. Amortization expense decreased for the three months ended March 31, 2020 from the comparable period in 2019 as a result of certain Interactive Data intangible assets that became fully amortized in the fourth quarter of 2019.
We recorded depreciation expenses on our fixed assets of $87 million and $81 million for the three months ended March 31, 2020 and 2019, respectively. Depreciation expense increased for the three months ended March 31, 2020 from the comparable period in 2019 primarily due to depreciation resulting from increased software development and networking equipment.
Consolidated Non-Operating Income (Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following tables present our non-operating income (expenses) (dollars in millions):

	Three Months Ended March 31,
	2020	2019	Change
Other income (expense):
Interest income	$6	$9	(27)%
Interest expense	(72)	(71)	2
Other income, net	20	23	(12)
Total other income (expense), net	$(46)	$(39)	16%
Net income attributable to non-controlling interest	$(8)	$(8)	(2)%
Interest Income
Interest income decreased for the three months ended March 31, 2020, from the comparable period in 2019 primarily due to a decrease in short-term interest rates on various investments.

Interest Expense
The increase in interest expense was nominal for the three months ended March 31, 2020 compared to the comparable period in 2019. See “- Debt” below.
Other income, net
We own a 40% interest in the OCC, which is regulated by the SEC and the CFTC. We recognized $17 million and $27 million during the three months ended March 31, 2020 and 2019, respectively, of equity earnings as our share of the OCC's estimated profits. During the three months ended March 31, 2019, equity earnings in the OCC included a $19 million earnings adjustment in other income to reflect the disapproved OCC capital plan that had originally been established in 2015. Refer to Note 4 to our consolidated financial statements included in our 2019 Form 10-K for additional details on our OCC investment.
We incurred foreign currency transaction gains/(losses) of $4 million and ($4 million) for the three months ended March 31, 2020 and 2019, respectively. This was primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. Foreign currency transaction gains and losses are recorded in other income, net, when the settlement of foreign currency assets, liabilities and payables that occur in non-functional currencies due to the increase or decrease in the period-end foreign currency exchange rates between periods. See Item 3 “- Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” included elsewhere in this Quarterly Report for more information on these items.
Non-controlling Interest
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests. As of March 31, 2020, our non-controlling interests included those related to the non-ICE limited partners' interest in our CDS clearing subsidiaries and the redeemable non-controlling interests of the non-ICE partners in Bakkt.
In December 2018, Bakkt was capitalized with $183 million in initial funding with ICE as the majority owner, along with a group of other minority investors, and in March 2020, an additional $300 million in funding occurred with ICE maintaining its majority ownership. We hold a call option over these interests subject to certain terms. Similarly, the non-ICE partners in Bakkt hold a put option to require us to repurchase their interests subject to certain terms. These minority interests are reflected as redeemable non-controlling interests in temporary equity within our consolidated balance sheet and are subject to remeasurement when repurchase is probable.
Consolidated Income Tax Provision
Consolidated income tax expense was $178 million and $134 million for the three months ended March 31, 2020 and 2019, respectively. The change in consolidated income tax expense between periods is primarily due to the tax impact of changes in our pre-tax income and the changes in our effective tax rate each period. Our effective tax rate was 21% for both the three months ended March 31, 2020 and 2019. The 21% effective tax rate for the three months ended March 31, 2020 is based on the existing tax law as of the end of the reporting period and reflects a previously scheduled U.K. corporate income tax rate reduction from 19% to 17% in the current reporting year. The U.K. government has publicly announced its intent to remove this income tax rate reduction, which is expected to be enacted around July 2020. We will account for the income tax impact of that law change upon its enactment. Despite the favorable rate reduction, the effective tax rate is 21% for both comparable periods due to prior period deferred tax benefits related to state apportionment changes.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted and certain income tax related relief was provided under the CARES Act. There is no material impact of the CARES Act on our income tax provision for the three months ended March 31, 2020.

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

	Three Months Ended,
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenues:
Energy futures and options contracts	$353	$243	$265	$255	$229
Agricultural and metals futures and options contracts	84	57	60	72	62
Financial futures and options contracts	123	80	91	78	83
Cash equities and equity options	669	442	401	410	390
Fixed income and credit	122	96	101	80	87
OTC and other transactions	13	11	11	12	11
Total transaction and clearing, net	1,364	929	929	907	862
Pricing and analytics	276	274	273	270	266
Exchange data and feeds	180	176	172	180	176
Desktops and connectivity	108	109	108	103	104
Total data services	564	559	553	553	546
Listings	112	113	114	111	111
Other revenues	75	66	67	63	64
Total revenues	2,115	1,667	1,663	1,634	1,583
Transaction-based expenses	556	369	327	336	313
Total revenues, less transaction-based expenses	1,559	1,298	1,336	1,298	1,270
Compensation and benefits	278	274	261	259	248
Professional services	29	28	35	29	33
Acquisition-related transaction and integration costs	12	1	—	1	—
Technology and communication	131	123	126	113	107
Rent and occupancy	21	16	17	18	17
Selling, general and administrative	49	45	33	41	42
Depreciation and amortization	157	189	158	157	158
Total operating expenses	677	676	630	618	605
Operating income	882	622	706	680	665
Other income (expense), net	(46)	(35)	(66)	(52)	(39)
Income tax expense	178	134	103	150	134
Net income	$658	$453	$537	$478	$492
Net income attributable to non-controlling interest	(8)	(5)	(8)	(6)	(8)
Net income attributable to Intercontinental Exchange, Inc.	$650	$448	$529	$472	$484

Liquidity and Capital Resources
Below are charts that reflect our capital allocation. The acquisition and integration costs in the chart below include cash paid for acquisitions, net of cash received for divestitures, cash paid for equity investments, cash paid for non-controlling interest and redeemable non-controlling interest, and acquisition-related transaction and integration costs, in each period.
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
For a discussion of the COVID-19 pandemic and how the pandemic may impact our business, results of operations or financial condition in the future, including our liquidity and capital resources, see “- Recent Developments", above and “- Risk Factors" in Part 2, Item 1(A) below.
See “– Recent Developments” above for a discussion of the acquisition that we made during the three months ended March 31, 2020. This acquisition was funded from borrowing under our Commercial Paper Program along with cash flows from operations.
Our Commercial Paper Program enables us to borrow efficiently at reasonable short-term interest rates and provides us with the flexibility to de-lever using our strong annual cash flows from operating activities whenever our leverage becomes elevated as a result of investment or acquisition activities. We had net issuances of $503 million under our Commercial Paper Program during the three months ended March 31, 2020.
Upon maturity of our commercial paper and to the extent old issuances are not repaid by cash on hand, we are exposed to the rollover risk of not being able to issue new commercial paper. To mitigate this risk, we maintain an undrawn back-stop bank revolving credit facility, or the Credit Facility, for an aggregate amount which meets or exceeds the amount issued under our Commercial Paper Program at any time. If we were not able to issue new commercial paper, we have the option of drawing on the back-stop revolving facility. However, electing to do so would result in higher interest expense. For a discussion of our Commercial Paper Program and other indebtedness, see “- Debt” below.
Consolidated cash and cash equivalents were $583 million and $841 million as of March 31, 2020 and December 31, 2019, respectively. We had $1.4 billion and $1.3 billion in short-term and long-term restricted cash and cash equivalents as of March 31, 2020 and December 31, 2019, respectively.
As of March 31, 2020, the amount of unrestricted cash held by our non-U.S. subsidiaries was $204 million. Due to U.S. tax reform, the majority of our foreign earnings since January 1, 2018 have been subject to immediate U.S. income taxation, and the existing non-U.S. unrestricted cash balance can be distributed to the U.S. in the future with no material additional income tax consequences.
Our cash and cash equivalents and financial investments are managed as a global treasury portfolio of non-speculative financial instruments that are readily convertible into cash, such as overnight deposits, term deposits, money market funds, mutual funds for treasury investments, short duration fixed income investments and other money market instruments, thus ensuring high liquidity of financial assets. We may invest a portion of our cash in excess of short-term operating needs in investment-grade marketable debt securities, including government or government-sponsored agencies and corporate debt securities. As of March 31, 2020, we held $60 million of unrestricted cash that was set aside for legal, regulatory, and surveillance operations at NYSE.
In December 2019, our Board approved an aggregate of $2.4 billion for future repurchases of our common stock with no fixed expiration date that became effective January 1, 2020. The $2.4 billion replaced the previous amount approved by the Board. We expect this authorization to provide us with capacity for buybacks over six quarters and flexibility to act opportunistically. We expect funding for any share repurchases to come from our operating cash flow or borrowings under our Commercial Paper Program or our debt facilities.
We may discontinue stock repurchases at any time and may amend or terminate a Rule 10b5-1 trading plan at any time. The approval of our Board for the share repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our Board may increase or decrease the amount of capacity we have for repurchases from time to time.
Repurchases of our common stock may be made from time to time on the open market, through established trading plans, in privately-negotiated transactions or otherwise, in accordance with all applicable securities laws, rules and regulations. For the three months ended March 31, 2020, we repurchased 7.6 million shares of our outstanding common stock at a cost of $699 million, including 4.4 million shares at a cost of $400 million under our Rule 10b5-1 trading plan and 3.2 million shares at a cost of $299 million on the open market during an open trading period. For the three months ended March 31, 2019, we repurchased 5.9 million shares of our outstanding common stock at a cost of $440 million, including 4.6 million shares at a cost of $340 million under our Rule 10b5-1 trading plan and 1.3 million shares at a cost of $100 million on the open market. The shares repurchased are held in treasury stock.
From time to time, we enter into Rule 10b5-1 trading plans, as authorized by our Board, to govern some or all of the repurchases of our shares of common stock. The timing and extent of future repurchases that are not made pursuant to a Rule 10b5-1 trading plan will be at our discretion and will depend upon many conditions. In making a determination regarding any stock repurchases, management considers multiple factors, including overall stock market conditions, our common stock price performance, the remaining amount authorized for repurchases by our Board of Directors, the potential impact of a stock repurchase program on our corporate debt ratings, our expected free cash flow and working capital needs, our current and future planned strategic growth initiatives, and other potential uses of our cash and capital resources.
Cash Flow
The following table presents the major components of net changes in cash, cash equivalents, and restricted cash and cash equivalents (in millions):

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$520	$654
Investing activities	(302)	(40)
Financing activities	(411)	(596)
Effect of exchange rate changes	(9)	1
Net increase/(decrease) in cash, cash equivalents and restricted cash and cash equivalents	$(202)	$19
Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital.
The $134 million decrease in net cash provided by operating activities during the three months ended March 31, 2020 as compared to the prior period in 2019 was primarily a result of an increase of $373 million in accounts receivable driven by extraordinary trading activity in March 2020 with collections occurring in subsequent months and collection concessions in listings revenues, higher income taxes paid, and 2019 related bonus payments, partially offset by a $166 million increase in net income. The remaining change is due to fluctuations in our working capital and the timing of various payments such as transaction-related expenses.
Investing Activities
Consolidated net cash used in investing activities for the three months ended March 31, 2020 relates to $249 million in cash paid for acquisitions, net of cash acquired, $15 million of capital expenditures and $44 million of capitalized software development expenditures.

Consolidated net cash used in investing activities for the three months ended March 31, 2019 primarily relates to $26 million of capital expenditures, $39 million of capitalized software development expenditures, and a $44 million return of capital related to our equity method investment in the OCC. Refer to Note 4 to our consolidated financial statements included in this Quarterly Report for additional details on our OCC investment.
The capital expenditures primarily relate to hardware and software purchases to continue the development and expansion of our electronic platforms, data services and clearing houses, and leasehold improvements. The software development expenditures primarily relate to the continued development and expansion of our electronic trading platforms, data services and clearing houses.
Financing Activities
Consolidated net cash used in financing activities for the three months ended March 31, 2020 primarily relates to $699 million in repurchases of common stock, $503 million in net borrowings under our Commercial Paper Program, $166 million in dividend payments to stockholders and $69 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises.
Consolidated net cash used in financing activities for the three months ended March 31, 2019 primarily relates to $440 million in repurchases of common stock, $157 million in dividend payments to our stockholders, $54 million in net borrowings under our Commercial Paper Program and $57 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises.

Debt
As of March 31, 2020, we had $8.3 billion in outstanding debt, consisting of $6.5 billion of senior notes, $1.8 billion under the Commercial Paper Program and $8 million under a line of credit at our ICE India subsidiary. The commercial paper notes had original maturities ranging from one to 70 days as of March 31, 2020, with a weighted average interest rate of 1.72% per annum, and a weighted average remaining maturity of 19 days. As of December 31, 2019, we had $7.8 billion in outstanding debt, consisting of $6.5 billion of senior notes and $1.3 billion under the Commercial Paper Program. The commercial paper notes had original maturities ranging from two to 87 days as of December 31, 2019, with a weighted average interest rate of 1.84% per annum, and a weighted average remaining maturity of 22 days.
We currently have a $3.4 billion senior unsecured revolving credit facility pursuant to a credit agreement with Wells Fargo Bank, N.A., as primary administrative agent, issuing lender and swing-line lender, Bank of America, N.A., as syndication agent, backup administrative agent and swing-line lender, and the lenders party thereto. As of March 31, 2020, of the $3.4 billion that is currently available for borrowing under the Credit Facility, $1.8 billion is required to back-stop the amount outstanding under our Commercial Paper Program and $171 million is required to support certain broker-dealer and other subsidiary commitments. The amount required to back-stop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $1.4 billion is available for working capital and general corporate purposes including, but not limited to, acting as a back-stop to future increases in the amounts outstanding under the Commercial Paper Program.
We have $1.25 billion of senior notes due in December 2020 and we currently plan to fund the redemption of these notes with the issuance of new senior notes. However, if we are unable to issue new senior notes or to do so on favorable terms, then we would expect to fund the redemption of the notes by issuing debt under the Commercial Paper Program, by drawing on the unused amount available under the Credit Facility or with cash flows from operations, or a combination of these sources.
For additional details of our debt instruments, refer to Note 8 to our consolidated unaudited financial statements, included in this Quarterly report, and Note 10 to our consolidated financial statements included in our 2019 Form 10-K.
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
We currently expect to incur capital expenditures (including operational and real estate capital expenditures) and to incur software development costs that are eligible for capitalization ranging in the aggregate between $300 million and $330 million in 2020, which we believe will support the enhancement of our technology, business integration and the continued growth of our businesses.
In December 2019, our Board approved an aggregate of $2.4 billion for future repurchases of our common stock with no fixed expiration date that became effective on January 1, 2020. We expect this authorization to provide us with capacity for buybacks over six quarters and flexibility to act opportunistically. As of March 31, 2020, we had $1.7 billion authorized for future repurchases of our common stock. Refer to Note 10 to our consolidated financial statements included in this Quarterly Report for additional details on our stock repurchase plan.
Our Board has adopted a quarterly dividend policy providing that dividends will be approved quarterly by the Board or the Audit Committee taking into account factors such as our evolving business model, prevailing business conditions, our current and future planned strategic growth initiatives and our financial results and capital requirements, without a predetermined net income payout ratio. During the first quarter of 2020, we paid a quarterly dividend of $0.30 per share of our common stock for an aggregate payout of $166 million, which includes the payment of dividend equivalents on unvested employee restricted stock units. On April 30, 2020, we announced a $0.30 per share dividend for the second quarter of 2020 with the dividend payable on June 30, 2020 to stockholders of record as of June 16, 2020.
Other than the facilities for the ICE Clearing Houses, our Credit Facility and our Commercial Paper Program are currently the only significant agreements or arrangements that we have for liquidity and capital resources with third parties. See Notes 8 and 12 to our consolidated financial statements where discussed further. In the event of any strategic acquisitions, mergers or investments, or if we are required to raise capital for any reason or desire to return capital to our stockholders, we may incur additional debt, issue additional equity to raise necessary funds, repurchase additional shares of our common stock or pay a dividend. However, we cannot provide assurance that such financing or transactions will be available or successful, or that the terms of such financing or transactions will be favorable to us. See “—Debt" above.
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

	Trading and Clearing Segment		Data and Listings Segment		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019	2020	2019
Total revenues, less transaction-based expenses	$883	$613	$676	$657	$1,559	$1,270
Operating expenses	310	228	367	377	677	605
Less: Amortization of acquisition-related intangibles	25	23	45	54	70	77
Less: Acquisition-related success fee	10	—	—	—	10	—
Adjusted operating expenses	$275	$205	$322	$323	$597	$528
Operating income	$573	$385	$309	$280	$882	$665
Adjusted operating income	$608	$408	$354	$334	$962	$742
Operating margin	65%	63%	46%	43%	57%	52%
Adjusted operating margin	69%	67%	52%	51%	62%	58%

Net income attributable to ICE common stockholders					$650	$484
Add: Amortization of acquisition-related intangibles					70	77
Add: Acquisition-related success fee					10	—
Less: Income tax effect for the above items					(21)	(20)
Less: Deferred tax adjustments on acquisition-related intangibles					(1)	(17)
Add: Other tax adjustments					—	3
Adjusted net income attributable to ICE common stockholders					$708	$527
Basic earnings per share attributable to ICE common stockholders					$1.18	$0.85
Diluted earnings per share attributable to ICE common stockholders					$1.17	$0.85
Adjusted basic earnings per share attributable to ICE common stockholders					$1.28	$0.93
Adjusted diluted earnings per share attributable to ICE common stockholders					$1.28	$0.92

Amortization of acquisition-related intangibles are included in non-GAAP adjustments as excluding these non-cash expenses provides greater clarity regarding our financial strength and stability of cash operating results. We include an adjustment for Bridge2 Solutions acquisition costs resulting from a Bakkt incentive award market condition estimation adjustment as an acquisition-related success fee. This adjustment was directly related to the March 2020 capital call to fund the acquisition of Bridge2 Solutions. Although we include acquisition-related transaction costs as part of our core business expenses, this adjustment is appropriate since we exclude those costs that are directly related to the announcement, closing, financing or termination of a transaction.
The income tax effects relating to all non-GAAP adjustments above are included as non-GAAP adjustments. We also include non-GAAP adjustments for deferred tax adjustments on acquisition-related intangibles. The adjustment of $1 million for the three months ending March 31, 2020 was due to U.S. state apportionment changes and the adjustment of $17 million for the three months ending March 31, 2019 was due to U.S. state tax law and state apportionment changes. The $3 million other tax adjustment for the period ended March 31, 2019 is for additional audit settlement payments primarily related to pre-acquisition tax matters in conjunction with our acquisition of NYSE in 2013.
For additional information on these items, refer to our consolidated financial statements included in this Quarterly Report and “—Consolidated Operating Expenses”, above.
Contractual Obligations and Commercial Commitments
During the three months ended March 31, 2020, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.
Off-Balance Sheet Arrangements
As described in Note 12 to our consolidated financial statements, which are included elsewhere in this Quarterly Report, certain clearing house collateral is reported off-balance sheet. As described in Note 3 of our 2019 Form 10-K, Bakkt custodial assets are reported off-balance sheet. We do not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities.
New and Recently Adopted Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements, which are included elsewhere in this Quarterly Report, for information on the new and recently adopted accounting pronouncements that are applicable to us.
Critical Accounting Policies
During the three months ended March 31, 2020, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.
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
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term restricted cash and cash equivalents, short-term and long-term investments and indebtedness. As of March 31, 2020 and December 31, 2019, our cash and cash equivalents, short-term and long-term restricted cash and cash equivalents and short-term and long-term investments were $2.0 billion and $2.2 billion, respectively, of which $226 million and $282 million, respectively, were denominated in pounds sterling, euros or Canadian dollars, and the remaining amounts are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical 100 basis point decrease in short-term interest rates would decrease annual pre-tax earnings by $21 million as of March 31, 2020, assuming no change in the amount or composition of our cash and cash equivalents and short-term and long-term restricted cash and cash equivalents.
As of March 31, 2020, we had $8.3 billion in outstanding debt, of which $6.5 billion relates to our senior notes, which bear interest at fixed interest rates. The remaining amount outstanding of $1.8 billion relates to our Commercial Paper Program, which bears interest at fluctuating rates and, therefore, subjects us to interest rate risk, and an $8 million line of credit at our ICE India subsidiary. A hypothetical 100 basis point increase in short-term interest rates relating to the amounts outstanding under our Commercial Paper Program as of March 31, 2020 would decrease annual pre-tax earnings by $18 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity. See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Debt" included in this Quarterly Report.
The interest rates on our Commercial Paper Program are currently evaluated based upon current maturities and market conditions. The weighted average interest rate on our Commercial Paper Program decreased from 1.84% as of December 31, 2019 to 1.72% as of March 31, 2020. The decrease in the Commercial Paper Program weighted average interest rate was primarily due to the decision by the U.S. Federal Reserve to decrease the federal funds short-term interest rate by 150 basis points in March 2020 due to the impact of COVID-19 on financial markets, which impacted the liquidity and pricing volatility for all commercial paper issuances. The effective interest rate of commercial paper issuances will continue to fluctuate based on the movement in short-term interest rates along with shifts in supply and demand within the commercial paper market.
Foreign Currency Exchange Rate Risk
As an international business, we are subject to foreign currency exchange rate risk. We may experience gains or losses from foreign currency transactions in the future given that a significant part of our assets and liabilities are recorded in pounds sterling, Canadian dollars or euros, and a significant portion of our revenues and expenses are recorded in pounds sterling or euros. Certain assets, liabilities, revenues and expenses of foreign subsidiaries are denominated in the local functional currency of such subsidiaries. Our exposure to foreign denominated earnings for the three months ended March 31, 2020 and March 31, 2019 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Pound Sterling	Euro	Pound Sterling	Euro
Average exchange rate to the U.S. dollar in the current year period	1.2794	1.1025	1.3021	1.1355
Average exchange rate to the U.S. dollar in the same period in the prior year	1.3021	1.1355	1.3918	1.2292
Average exchange rate increase (decrease)	(2)%	(3)%	(6)%	(8)%
Foreign denominated percentage of:
Revenues, less transaction-based expenses	9%	6%	8%	5%
Operating expenses	10%	2%	10%	2%
Operating income	8%	9%	7%	8%
Impact of the currency fluctuations (1) on:
Revenues, less transaction-based expenses	$(2)	$(3)	$(7)	$(6)
Operating expenses	$(1)	$(1)	$(4)	$(1)
Operating income	$(1)	$(2)	$(3)	$(5)

(1)	Represents the impact of currency fluctuation for the three months ended March 31, 2020 and March 31, 2019 compared to the same period in the prior year.
We have a significant part of our assets, liabilities, revenues and expenses recorded in pounds sterling or euros. For the three months ended March 31, 2020, 15% of our consolidated revenues, less transaction-based expenses, were denominated in pounds sterling or euros, and for the three months ended March 31, 2020, 12% of our consolidated operating expenses were denominated in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.
Foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables occurs through our operations, which are received in or paid in pounds sterling, Canadian dollars, or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We incurred foreign currency transaction gains/(losses) of $4 million and ($4 million) for the three months ended March 31, 2020 and 2019, respectively. The foreign currency transaction gains/(losses) were primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. A 10% adverse change in the underlying foreign currency exchange rates as of March 31, 2020, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity, would result in a foreign currency transaction loss of $6 million.
We entered into foreign currency hedging transactions during the three months ended March 31, 2020 as economic hedges to help mitigate a portion of our foreign exchange risk exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. Although we may enter into additional hedging transactions in the future, these hedging arrangements may not be effective, particularly in the event of imprecise forecasts of the levels of our non-U.S. denominated assets and liabilities.
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

	As of March 31, 2020
	Position in pounds sterling	Position in Canadian dollars		Position in euros
Assets	£789	C$	1,284	€155
of which goodwill represents	607	407		92
Liabilities	80	879		54
Net currency position	£709	C$	405	€101
Net currency position, in $USD	$881		$288	$111
Negative impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$88		$29	$11

Foreign currency translation adjustments are included as a component of accumulated other comprehensive income/(loss) within our balance sheet. See the table below for the portion of equity attributable to foreign currency translation adjustments as well as the activity for the three months ended March 31, 2020 included within our statement of other comprehensive income. The impact of the foreign currency exchange rate differences in the table below were primarily driven by fluctuations of the pound sterling as compared to the U.S. dollar which were 1.2414 and 1.3260 as of March 31, 2020 and December 31, 2019, respectively.

Changes in Accumulated Other Comprehensive Income (Loss) from Foreign Currency Translation Adjustments (in millions)
Balance, as of December 31, 2019	$(177)
Net current period other comprehensive income (loss)	(90)
Balance, as of March 31, 2020	$(267)
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
Clearing House Cash Deposit Risks
The ICE Clearing Houses hold material amounts of clearing member cash and cash equivalent deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. Refer to Note 12 to our consolidated financial statements for more information on the ICE Clearing Houses' cash and cash equivalent deposits, which were $108.9 billion as of March 31, 2020. While we seek to achieve a reasonable rate of return which may generate interest income for our clearing members, we are primarily concerned with preservation of capital and managing the risks associated with these deposits. As the ICE Clearing Houses may pass on interest revenues (minus costs) to the clearing members, this could include negative or reduced yield due to market conditions. For a summary of the risks associated with these deposits and how these risks are mitigated, see Part II, Item 7(A) “Quantitative and Qualitative Disclosures About Market Risk” in our 2019 Form 10-K.
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

PART II. Other Information
ITEM 1.    LEGAL PROCEEDINGS
We are subject to legal proceedings, claims and investigations that arise in the ordinary course of our business. We record estimated expenses and reserves for those matters in circumstances when a loss contingency is considered probable and the related amount is reasonably estimable. Any such accruals may be adjusted as circumstances change. Assessments of losses are inherently subjective and involve unpredictable factors. We do not believe that the resolution of these legal matters, including the matters described in this Quarterly Report, will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to the legal proceedings, claims and investigations. See Part I, Item 3 “Legal Proceedings” in our 2019 Form 10-K and Note 13 to the consolidated financial statements and related notes, which are included in this Quarterly Report.
ITEM 1(A).     RISK FACTORS

The following represents a material change in our risk factors from those disclosed in Part 1, Item 1(A), “Risk Factors” in our 2019 Form 10-K.
The COVID-19 pandemic could have an adverse effect on our business, results of operations and financial condition.

The coronavirus (COVID-19) pandemic has created economic and financial disruptions globally and has led governmental authorities to take unprecedented measures to mitigate the spread of the disease, including travel bans, border closings, business closures, quarantines and shelter-in-place orders, and to take actions designed to stabilize markets and promote economic growth.
From an operational perspective, the spread of COVID-19 has resulted in, and could continue to result in, temporary closures of our office facilities and the office facilities of our customers and our third-party vendors. We have taken preventive measures and implemented contingency plans, and currently most of our employees are working remotely, with only operationally essential employees working on site at our facilities for business continuity purposes. However, we cannot assure you that such measures will adequately protect our business, and an extended period of remote work arrangements could introduce operational risks, including, but not limited to, cybersecurity risk, and could strain our technological resources and business continuity plans. If one or more of the third party vendors to whom we outsource certain material activities claim that they cannot perform due to a force majeure or experience operational failures as a result of the COVID-19 pandemic, it could have a material adverse effect on our business, results of operations and financial condition. Further, although we maintain contingency plans for events such as pandemic outbreaks, the further spread of COVID-19 could impair the availability of our executive officers who are necessary to conduct our business.
While governmental organizations are engaging in efforts to combat the spread and severity of COVID-19, these measures may not be effective. Moreover, actions taken by U.S. or other governmental authorities that are intended to ameliorate the macroeconomic or other effects of COVID-19, or delays in the announcement or implementation of regulatory measures that had been pending prior to the COVID-19 pandemic, may result in regulatory uncertainty and could in turn impact our business. At this time, we cannot predict how legal and regulatory responses to concerns about COVID-19 will impact our business.
In addition, the COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of, and volatility in the global financial markets, including the lending and capital markets. We have $1.25 billion of senior notes due in December 2020 and we currently plan to fund the redemption of these notes with the issuance of new senior notes. Further, our parent company relies on payment of dividends from its subsidiaries, and certain regulators are considering instituting restrictions on certain entities' ability to pay dividends. Although we believe that our existing sources of liquidity are sufficient to meet our cash requirements for the foreseeable future, we cannot assure you that we will not experience liquidity constraints. If, as a result of the COVID-19 pandemic, conditions in the lending, capital and other financial markets are unfavorable, our regulated subsidiaries are unable to pay dividends to the parent company for an extended period of time or our access to capital and other sources of funding is cut off or negatively impacted, we could face liquidity issues and the availability and terms of future borrowings, renewals or refinancings could be adversely affected.
The extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations will depend largely on future developments, including the duration and spread of the outbreak, its severity and the actions taken to contain the disease or treat its impact, all of which are highly uncertain and cannot be predicted at this time. A prolonged economic downturn could have an adverse effect on our revenues related to certain activities such as a decline in demand for certain data products and a decline in IPOs. The COVID-19 pandemic could also have an adverse impact on our customers’ businesses, risk management needs and ability to trade, and the resulting impact on our business will depend on future developments, which are highly uncertain and cannot be predicted. Due to the speed with which the situation is developing, we are not able at this time to estimate the impact of the COVID‑19 outbreak on our business, but the adverse impact on our business, results of operations and financial condition could be material.
In addition to the other information set forth in this Quarterly Report, including the information in the "- Regulation" section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the factors discussed under “Risk Factors” and the regulation discussion under “Business - Regulation” in our 2019 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our 2019 Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The table below sets forth the information with respect to purchases made by or on behalf of ICE or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2020.

Period (2020)	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands) (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (1)
January 1 - January 31	1,452	$96.07	1,452	$2,261
February 1 - February 29	3,473	$94.34	4,925	$1,933
March 1 - March 31	2,718	$85.42	7,643	$1,701
Total	7,643	$91.50	7,643	$1,701

(1)	Refer to Note 10 to our consolidated financial statements and related notes, which are included elsewhere in this
Quarterly Report for details on our stock repurchase plans.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
Not applicable.

ITEM 6.        EXHIBITS

Exhibit Number		Description of Document

10.1	—
Transition and Separation Agreement, dated January 21, 2020, between Intercontinental Exchange Holdings, Inc. and Charles A. Vice (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on January 21, 2020, File No. 001-36198).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	—	Section 1350 Certification of Chief Executive Officer.

32.2	—	Section 1350 Certification of Chief Financial Officer.

101	—
The following materials from Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	—	The cover page from Intercontinental Exchange, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intercontinental Exchange, Inc. (Registrant)

Date: April 30, 2020	By:	/s/ Scott A. Hill
Scott A. Hill
Chief Financial Officer
(Principal Financial Officer)