Form 10-Q
period 2020-09-30
Intercontinental Exchange, Inc.
filed 2020-10-29
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☑
As of October 26, 2020, the number of shares of the registrant’s Common Stock outstanding was 561,283,772 shares.

INTERCONTINENTAL EXCHANGE, INC.
Form 10-Q
Quarterly Period Ended September 30, 2020

PART I. Financial Statements
Item 1.    Consolidated Financial Statements (Unaudited)

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	As of	As of
	September 30, 2020	December 31, 2019
Assets:
Current assets:
Cash and cash equivalents	$610	$841
Short-term restricted cash and cash equivalents	993	943
Customer accounts receivable, net of allowance for doubtful accounts of $25 and $8, respectively	1,310	988
Margin deposits, guaranty funds and delivery contracts receivable	85,900	64,987
Prepaid expenses and other current assets	324	220
Total current assets	89,137	67,979
Property and equipment, net	1,693	1,536
Other non-current assets:
Goodwill	21,243	13,342
Other intangible assets, net	14,507	10,258
Long-term restricted cash and cash equivalents	408	404
Other non-current assets	1,092	974
Total other non-current assets	37,250	24,978
Total assets	$128,080	$94,493

Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$594	$505
Section 31 fees payable	53	138
Accrued salaries and benefits	274	291
Deferred revenue	267	129
Short-term debt	2,463	2,569
Margin deposits, guaranty funds and delivery contracts payable	85,900	64,987
Other current liabilities	135	197
Total current liabilities	89,686	68,816
Non-current liabilities:
Non-current deferred tax liability, net	3,567	2,314
Long-term debt	14,869	5,250
Accrued employee benefits	187	198
Non-current operating lease liability	315	281
Other non-current liabilities	310	270
Total non-current liabilities	19,248	8,313
Total liabilities	108,934	77,129
Commitments and contingencies
Redeemable non-controlling interest in consolidated subsidiaries	94	78

Equity:
Intercontinental Exchange, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none issued or outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 1,500 shares authorized; 628 and 607 issued at September 30, 2020 and December 31, 2019, respectively, and 561 and 554 shares outstanding at September 30, 2020 and December 31, 2019, respectively	6	6
Treasury stock, at cost; 67 and 53 shares, respectively	(5,198)	(3,879)
Additional paid-in capital	13,804	11,742
Retained earnings	10,682	9,629
Accumulated other comprehensive loss	(273)	(243)
Total Intercontinental Exchange, Inc. stockholders’ equity	19,021	17,255
Non-controlling interest in consolidated subsidiaries	31	31
Total equity	19,052	17,286
Total liabilities and equity	$128,080	$94,493

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Transaction and clearing, net	$3,726	$2,698	$1,155	$929
Data services	1,727	1,652	589	553
Listings	334	336	111	114
Other revenues	224	194	75	67
Total revenues	6,011	4,880	1,930	1,663
Transaction-based expenses:
Section 31 fees	465	274	145	105
Cash liquidity payments, routing and clearing	1,181	702	374	222
Total revenues, less transaction-based expenses	4,365	3,904	1,411	1,336
Operating expenses:
Compensation and benefits	849	768	298	261
Professional services	100	97	37	35
Acquisition-related transaction and integration costs	90	1	76	—
Technology and communication	388	346	131	126
Rent and occupancy	59	52	19	17
Selling, general and administrative	132	116	43	33
Depreciation and amortization	494	473	180	158
Total operating expenses	2,112	1,853	784	630
Operating income	2,253	2,051	627	706
Other income (expense):
Interest income	9	27	1	8
Interest expense	(245)	(214)	(89)	(72)
Other income, net	75	30	44	(2)
Other income (expense), net	(161)	(157)	(44)	(66)
Income before income tax expense	2,092	1,894	583	640
Income tax expense	512	387	189	103
Net income	$1,580	$1,507	$394	$537
Net income attributable to non-controlling interest	(17)	(22)	(4)	(8)
Net income attributable to Intercontinental Exchange, Inc.	$1,563	$1,485	$390	$529
Earnings per share attributable to Intercontinental Exchange, Inc. common stockholders:
Basic	$2.85	$2.64	$0.71	$0.95
Diluted	$2.83	$2.62	$0.71	$0.94
Weighted average common shares outstanding:
Basic	549	563	548	559
Diluted	552	566	551	563

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
Net income	$1,580	$1,507	$394	$537
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense of $1 for both the nine and three months ended September 30, 2020 and tax benefit of $1 for both the nine and three months ended September 30, 2019	(30)	(32)	48	(39)
Change in equity method investment	—	(1)	—	—
Other comprehensive income (loss)	(30)	(33)	48	(39)
Comprehensive income	$1,550	$1,474	$442	$498
Comprehensive income attributable to non-controlling interest	(17)	(22)	(4)	(8)
Comprehensive income attributable to Intercontinental Exchange, Inc.	$1,533	$1,452	$438	$490

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Value	Shares	Value
Balance, as of December 31, 2019	607	$6	(53)	$(3,879)	$11,742	$9,629	$(243)	$31	$17,286	$78
Impact of adoption of ASU 2016-13, net of tax	—	—	—	—	—	(10)	—	—	(10)	—
Other comprehensive loss	—	—	—	—	—	—	(30)	—	(30)	—
Stock consideration issued for acquisition	18	—	—	—	1,895	—	—	—	1,895	—
Exercise of common stock options	1	—	—	—	26	—	—	—	26	—
Repurchases of common stock	—	—	(14)	(1,247)	—	—	—	—	(1,247)	—
Payments relating to treasury shares	—	—	—	(72)	—	—	—	—	(72)	—
Stock-based compensation	—	—	—	—	105	—	—	—	105	9
Issuance under the employee stock purchase plan	—	—	—	—	33	—	—	—	33	—
Warrants issued to minority interest holders	—	—	—	—	3	—	—	—	3	2
Issuance of restricted stock	2	—	—	—	—	—	—	—	—	—
Distributions of profits	—	—	—	—	—	—	—	(31)	(31)	—
Dividends paid to stockholders	—	—	—	—	—	(500)	—	—	(500)	—
Redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	10
Issuance of non-controlling interest	—	—	—	—	—	—	—	9	9	—
Net income (loss) attributable to non-controlling interest	—	—	—	—	—	(17)	—	22	5	(5)
Net income	—	—	—	—	—	1,580	—	—	1,580	—
Balance, as of September 30, 2020	628	$6	(67)	$(5,198)	$13,804	$10,682	$(273)	$31	$19,052	$94

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Value	Shares	Value
Balance, as of June 30, 2020	609	$6	(65)	$(5,050)	$11,856	$10,462	$(321)	$41	$16,994	$95
Other comprehensive income	—	—	—	—	—	—	48	—	48	—
Stock consideration issued for acquisition	18	—	—	—	1,895	—	—	—	1,895	—
Exercise of common stock options	1	—	—	—	4	—	—	—	4	—
Repurchases of common stock	—	—	(2)	(148)	—	—	—	—	(148)	—
Stock-based compensation	—	—	—	—	32	—	—	—	32	1
Issuance under the employee stock purchase plan	—	—	—	—	17	—	—	—	17	—
Distributions of profits	—	—	—	—	—	—	—	(16)	(16)	—
Dividends paid to stockholders	—	—	—	—	—	(170)	—	—	(170)	—
Net income (loss) attributable to non-controlling interest	—	—	—	—	—	(4)	—	6	2	(2)
Net income	—	—	—	—	—	394	—	—	394	—
Balance, as of September 30, 2020	628	$6	(67)	$(5,198)	$13,804	$10,682	$(273)	$31	$19,052	$94

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

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net income	$1,580	$1,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	494	473
Stock-based compensation	105	100
Deferred taxes	67	(52)
Other	(48)	(34)
Changes in assets and liabilities:
Customer accounts receivable	(228)	(97)
Other current and non-current assets	(43)	22
Section 31 fees payable	(85)	(70)
Deferred revenue	120	114
Other current and non-current liabilities	(147)	(81)
Total adjustments	235	375
Net cash provided by operating activities	1,815	1,882

Investing activities:
Capital expenditures	(114)	(87)
Capitalized software development costs	(154)	(116)
Cash paid for acquisitions, net of cash acquired	(9,439)	(352)
Return of capital from equity method investment	—	44
Proceeds from investments, net	5	(1)
Net cash used in investing activities	(9,702)	(512)

Financing activities:
Proceeds from debt facilities, net	9,606	11
Repayments of debt facilities	(1,258)	—
Proceeds from/(redemption of) commercial paper, net	1,149	367
Repurchases of common stock	(1,247)	(1,120)
Dividends to stockholders	(500)	(467)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(72)	(64)
Other	31	22
Net cash provided by (used in) financing activities	7,709	(1,251)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	1	(2)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	(177)	117
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	2,188	1,872
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$2,011	$1,989

Supplemental cash flow disclosure:
Common stock issued for acquisition	$1,895	$—
Cash paid for income taxes	$558	$457
Cash paid for interest	$209	$214

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.Description of Business
Nature of Business and Organization
We are a leading provider of marketplace infrastructure, data services and technology solutions to a broad range of customers including financial institutions, corporations and government entities. Through our markets, clearinghouses, listings, data and technology offerings, we provide comprehensive workflow solutions that enable our customers to manage risk, raise capital and operate their businesses more efficiently. We operate regulated marketplaces for listing, trading and clearing of a broad array of derivatives contracts and securities across major asset classes including: energy and agricultural commodities, metals, interest rates, equities, exchange-traded funds, or ETFs, credit derivatives, digital assets, bonds and currencies. In addition, we offer comprehensive data services to support the trading, investment, risk management and connectivity needs of customers around the world and across asset classes. We also offer technology solutions that support the United States, or U.S., residential mortgage industry from application and loan origination, through to final settlement. We operate marketplaces and provide data services in the U.S., United Kingdom, or U.K., European Union, or EU, Canada and Singapore, and offer technology and data solutions to the U.S. mortgage industry.

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
Preparing financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the amounts that are reported in our consolidated financial statements and accompanying disclosures. Actual amounts could differ from those estimates. The results of operations for the nine and three months ended September 30, 2020 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
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

We considered our material financial assets within scope, including our cash equivalents, short-term and long-term restricted cash equivalents as well as our clearing members' cash equivalent and reverse repurchase receivables, and determined that such assets have a de minimis risk of credit loss. We invest our cash and clearing members' cash by placing it in highly-rated government securities, primarily U.S. Treasury securities and other sovereign debt with original maturities of less than three months which we consider to be cash equivalents, or into reverse repurchase agreements, referred to as reverse repos, with primarily overnight maturities. Reverse repos are valued daily and are subject to collateral maintenance provisions whereby the counterparty must provide additional collateral if the value of the underlying securities lose value, in an amount sufficient to maintain collateralization of at least 102%. Therefore, as of and for the nine months ended September 30, 2020 we have not recorded a credit loss for these financial assets.

Based on the high turnover and collectability of our accounts receivable, as well as the monthly billing process for the majority of revenue, we did not experience a significant increase in the loss provision recognized upon adoption of the CECL model. Accounts receivable in our futures and clearing businesses have minimal credit risk as all clearing members are pre-screened, collection periods occur within one month and the services to customers are completed almost instantaneously. Our accounts receivable related to revenues from market data, cash trading, listings, technology services, mortgage technology, CDS transactions and bilateral OTC energy transactions subject us to credit losses, but we expeditiously limit our risk of credit loss by taking action such as terminating trading or transaction access, terminating public listings or ceasing to distribute data for entities with delinquent accounts. The concentration of risk on our accounts receivable is also mitigated by the high quality and the large number of entities comprising our customer base.

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
A reconciliation of the beginning and ending amount of allowance for doubtful accounts is as follows for the nine months ended September 30, 2020 (in millions):

Allowance for Doubtful Accounts
Beginning balance as of December 31, 2019	$8
Impact of adoption of ASU 2016-13	13
Bad debt expense	11
Charge-offs	(7)
Ending balance as of September 30, 2020	$25
The impact of adoption of ASU 2016-13 was $10 million, net of tax. We recorded this impact as an adjustment to retained earnings on January 1, 2020 as shown in our Consolidated Statement of Changes in Equity and Redeemable Non-Controlling Interest. We have included in our allowance assessment the impact of and our responses to the coronavirus, or COVID-19, pandemic. Our bad debt expense in the table above includes that assessment, the impact of which was not material for the nine and three months ended September 30, 2020. We will continue to review our accounts receivable and may incur future charge-offs as better estimates become available in future periods. Charge-offs in the table above represent the write-off of uncollectible receivables, net of recoveries. These amounts also include the impact of foreign currency translation adjustments.

3.     Acquisitions
Ellie Mae
On September 4, 2020, we acquired Ellie Mae Intermediate Holdings I, Inc., and its indirect wholly owned subsidiary, Ellie Mae, Inc. (collectively, Ellie Mae), for aggregate consideration of $11.4 billion from private equity firm Thoma Bravo. Ellie Mae is a cloud-based technology solution provider for the mortgage finance industry. Through its digital lending platform, Ellie Mae provides technology solutions to participants in the mortgage supply chain, including over 3,000 customers and thousands of partners and investors who participate on its open network. Originators rely on Ellie Mae to securely manage the exchange of data across the mortgage ecosystem to enable the origination of mortgages while adhering to various local, state and federal compliance requirements. Ellie Mae is a part of ICE Mortgage Technology and is included in our Trading and Clearing segment as of September 30, 2020. From the acquisition date through September 30, 2020, Ellie Mae revenues of $75 million, which are included in our transaction and clearing revenues, and operating expenses of $56 million were recorded for the nine and three months ended September 30, 2020.
The purchase price consisted of $9.5 billion in cash, as adjusted for $335 million of cash and cash equivalents held by Ellie Mae on the date of acquisition, and $1.9 billion, or 18.4 million shares of our common stock, based on our stock price on the acquisition date. ICE funded the cash portion of the purchase price with net proceeds from our offering of new senior notes in August 2020, together with the issuance of commercial paper and borrowings under a new senior unsecured term loan facility (Note 8).
We are currently reviewing the impact of this acquisition under Accounting Standards Codification 805- Business Combinations. Any additional disclosures would not be practical for the nine and three months ending September 30, 2020. Such disclosures, if any, will be included in our Annual Report on Form 10-K for the fiscal year ending December 31, 2020.
The purchase price has been allocated to the net tangible and identifiable intangible assets and liabilities based on the preliminary respective estimated fair values on the date of acquisition. The excess of purchase price over the net tangible and identifiable intangible assets has been recorded as goodwill. Goodwill represents potential revenue synergies related to new product development, various expense synergies and opportunities to enter new markets. The preliminary purchase price allocation is as follows (in millions):

Preliminary Purchase Price Allocation
Cash and cash equivalents	$335
Property and equipment	151
Goodwill	7,688
Identifiable intangibles	4,431
Other assets and liabilities, net	54
Deferred tax liabilities on identifiable intangibles	(1,241)
Total preliminary purchase price allocation	$11,418

In performing the preliminary purchase price allocation, we considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of the Ellie Mae business. We have not yet obtained all of the information related to the fair value of the acquired assets and liabilities.
The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of the identifiable intangible assets, income taxes, and certain other tangible assets and liabilities. The allocation of the purchase price will be finalized upon the completion of the analysis of the acquired assets and liabilities within one year of the date of acquisition.
The following table sets forth the components of the preliminary intangible assets associated with the acquisition as of September 30, 2020 (in millions, except years):

	Acquisition-Date Preliminary Fair Value	Accumulated Amortization	Net Book Value	Useful Life (Years)
Customer relationships	$3,125	$(11)	$3,114	10 to 20
Backlog	300	(3)	297	5 to 7
Trademark/Tradenames	200	(1)	199	5 to 20
Developed Technology	739	(8)	731	7
In-process Research & Development	67	—	67	N/A
Total	$4,431	$(23)	$4,408

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
To fund the acquisition of Bridge2 Solutions, Bakkt completed a capital call for $300 million in funding by ICE and the minority investors. This acquisition-related capital call triggered a market condition of certain Bakkt equity incentive awards, and as a result, during the nine months ended September 30, 2020 we incurred a $10 million compensation expense related to these awards which has been recorded as an acquisition-related cost.

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
Investment in OCC
We own a 40% interest in the Options Clearing Corporation, or OCC, which is regulated by the SEC and the Commodity Futures Trading Commission, or CFTC, that we treat as an equity method investment. As of September 30, 2020, the OCC is our only equity method investment and is included in other non-current assets in the accompanying consolidated balance sheet. We recognized $84 million and $51 million during the nine months ended September 30, 2020 and 2019, respectively, and $49 million and $15 million during the three months ended September 30, 2020 and 2019, respectively, of equity earnings as our share of the OCC's estimated profits, which is included in other income. Included within the amounts recognized during the nine and three months ended September 30, 2020, is a $36 million cumulative adjustment to increase our equity earnings for our share of the OCC's estimated profits due to an increase in the OCC’s 2020 transaction revenues.
On February 13, 2019, the SEC disapproved the OCC capital plan that had been established in 2015. Following the SEC disapproval, the OCC also announced that it would not be providing a refund to clearing members or declaring a dividend to shareholders for the year ended December 31, 2018, which resulted in higher reported OCC 2018 net income than we had estimated. Therefore, during the nine months ended September 30, 2019, we adjusted equity earnings in the OCC by $19 million in other income to reflect our share of the OCC's 2018 net income. Refer to Note 4 to our consolidated financial statements included in our 2019 Form 10-K for additional details on our OCC investment.

Investment in BIDS
We hold a 9% ownership interest in BIDS Trading, LP, or BIDS, which we treat as an equity investment subject to valuation under ASU 2016-01 (Note 14). BIDS is a registered broker-dealer and the operator of the BIDS Alternative Trading System. In October 2020, Cboe Global Markets announced its intent to purchase BIDS. Details have not been made publicly available, other than that the sale is expected to close in 2021, at which time we will record our financial statement impact.

5.Revenue Recognition
Substantially all of our revenues are considered to be revenues from contracts with customers. The related accounts receivable balances are recorded in our balance sheets as customer accounts receivable. We do not have obligations for warranties, returns or refunds to customers, other than rebates, which are settled each period and therefore do not result in variable consideration. We do not have significant revenue recognized from performance obligations that were satisfied in prior periods, and we do not have any transaction price allocated to unsatisfied performance obligations other than in our deferred revenue. Deferred revenue represents our contract liabilities related to our annual, original and other listings revenues as well as certain data, clearing and mortgage services and other revenues. See Note 7 for our discussion of deferred revenue balances, activity, and expected timing of recognition. We have elected not to provide disclosures about the transaction price allocated to unsatisfied performance obligations if contract durations are less than one year, or if we are not required to estimate the transaction price. For all of our contracts with customers, except for listings and certain data, clearing and mortgage services, our performance obligations are short term in nature and there is no significant variable consideration. In addition, we have elected the practical expedient of excluding sales taxes from transaction prices. We have assessed the costs incurred to obtain or fulfill a contract with a customer and determined them to be immaterial.
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

The following table depicts the disaggregation of our revenue according to business line and segment (in millions). Amounts here have been aggregated as they follow consistent revenue recognition patterns, and are consistent with the segment information in Note 15:

	Trading and Clearing Segment	Data and Listings Segment	Total Consolidated
Nine Months Ended September 30, 2020:
Transaction and clearing, net	$3,726	$—	$3,726
Data services	—	1,727	1,727
Listings	—	334	334
Other revenues	224	—	224
Total revenues	3,950	2,061	6,011
Transaction-based expenses	1,646	—	1,646
Total revenues, less transaction-based expenses	$2,304	$2,061	$4,365

Timing of Revenue Recognition
Services transferred at a point in time	$1,982	$—	$1,982
Services transferred over time	322	2,061	2,383
Total revenues, less transaction-based expenses	$2,304	$2,061	$4,365

	Trading and Clearing Segment	Data and Listings Segment	Total Consolidated
Nine Months Ended September 30, 2019:
Transaction and clearing, net	$2,698	$—	$2,698
Data services	—	1,652	1,652
Listings	—	336	336
Other revenues	194	—	194
Total revenues	2,892	1,988	4,880
Transaction-based expenses	976	—	976
Total revenues, less transaction-based expenses	$1,916	$1,988	$3,904

Timing of Revenue Recognition
Services transferred at a point in time	$1,653	$—	$1,653
Services transferred over time	263	1,988	2,251
Total revenues, less transaction-based expenses	$1,916	$1,988	$3,904

	Trading and Clearing Segment	Data and Listings Segment	Total Consolidated
Three Months Ended September 30, 2020:
Transaction and clearing, net	$1,155	$—	$1,155
Data services	—	589	589
Listings	—	111	111
Other revenues	75	—	75
Total revenues	1,230	700	1,930
Transaction-based expenses	519	—	519
Total revenues, less transaction-based expenses	$711	$700	$1,411

Timing of Revenue Recognition
Services transferred at a point in time	$595	$—	$595
Services transferred over time	116	700	816
Total revenues, less transaction-based expenses	$711	$700	$1,411

	Trading and Clearing Segment	Data and Listings Segment	Total Consolidated
Three Months Ended September 30, 2019:
Transaction and clearing, net	$929	$—	$929
Data services	—	553	553
Listings	—	114	114
Other revenues	67	—	67
Total revenues	996	667	1,663
Transaction-based expenses	327	—	327
Total revenues, less transaction-based expenses	$669	$667	$1,336

Timing of Revenue Recognition
Services transferred at a point in time	$578	$—	$578
Services transferred over time	91	667	758
Total revenues, less transaction-based expenses	$669	$667	$1,336
The Trading and Clearing segment revenues above include $209 million and $188 million for the nine months ended September 30, 2020 and 2019, respectively, and $57 million and $66 million for the three months ended September 30,

2020 and 2019, respectively, for services transferred over time related to risk management of open interest performance obligations. A majority of these performance obligations are performed over a short period of time of one month or less.
Beginning in the second quarter of 2019, we have reflected amounts owed under certain third-party revenue share arrangements as technology and communication operating expenses rather than as had been previously recorded net within transaction and clearing revenues. These are included within our Trading and Clearing segment.

6.Goodwill and Other Intangible Assets
The following is a summary of the activity in the goodwill balance for the nine months ended September 30, 2020 (in millions):

Goodwill balance at December 31, 2019	$13,342
Acquisitions	7,907
Foreign currency translation	(11)
Other activity, net	5
Goodwill balance at September 30, 2020	$21,243
The following is a summary of the activity in the other intangible assets balance for the nine months ended September 30, 2020 (in millions):

Other intangible assets balance at December 31, 2019	$10,258
Acquisitions	4,498
Foreign currency translation	(13)
Amortization of other intangible assets	(236)
Other intangible assets balance at September 30, 2020	$14,507
We completed our acquisitions of Ellie Mae and Bridge2 Solutions during the nine months ended September 30, 2020 (Note 3). Foreign currency translation adjustments result from a portion of our goodwill and other intangible assets being held at our U.K., EU and Canadian subsidiaries, whose functional currencies are not the U.S. dollar. The change in other activity, net, primarily relates to adjustments to the fair value of the net tangible and intangible assets relating to acquisitions, with a corresponding adjustment to goodwill. We have performed an analysis of impairment indicators, including the economic impact of and our responses to the COVID-19 pandemic, and did not recognize any impairment losses on goodwill or other intangible assets during the nine and three months ended September 30, 2020.

7.Deferred Revenue
Our contract liabilities, or deferred revenue, represent consideration received that is yet to be recognized as revenue. Total deferred revenue was $360 million as of September 30, 2020, including $267 million in current deferred revenue and $93 million in other non-current liabilities. The changes in our deferred revenue during the nine months ended September 30, 2020 are as follows (in millions):

	Annual Listings Revenues	Original Listings Revenues	Other Listings Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at December 31, 2019	$—	$19	$94	$88	$—	$201
Additions	384	9	34	367	25	819
Amortization	(288)	(15)	(31)	(326)	—	(660)
Deferred revenue balance at September 30, 2020	$96	$13	$97	$129	$25	$360

The changes in our deferred revenue during the nine months ended September 30, 2019 are as follows (in millions):

	Annual Listings Revenues	Original Listings Revenues	Other Listings Revenues	Data Services and Other Revenues	Total
Deferred revenue balance at December 31, 2018	$—	$25	$100	$92	$217
Additions	387	11	30	300	728
Amortization	(289)	(17)	(30)	(277)	(613)
Deferred revenue balance at September 30, 2019	$98	$19	$100	$115	$332

Included in the amortization recognized during the nine months ended September 30, 2020 is $92 million related to the deferred revenue balance as of January 1, 2020. Included in the amortization recognized for the nine months ended September 30, 2019 is $94 million related to the deferred revenue balance as of January 1, 2019. As of September 30, 2020, the remaining deferred revenue balance will be recognized over the period of time we satisfy our performance obligations as described in Note 5. Deferred revenue for mortgage technology is related to Ellie Mae and has been included as of September 30, 2020 following our September 2020 acquisition of Ellie Mae.

8.Debt
Our total debt, including short-term and long-term debt, consisted of the following as of September 30, 2020 and December 31, 2019 (in millions):

	As of September 30, 2020	As of December 31, 2019
Debt:
Short-term debt:
Commercial Paper	$2,460	$1,311
2020 Senior Notes (2.75% senior unsecured notes due December 1, 2020)	—	1,248
Other short-term debt	3	10
Total short-term debt	2,463	2,569
Long-term debt:
2022 Term Loan	747	—
2022 Senior Notes (2.35% senior unsecured notes due September 15, 2022)	498	497
2023 Senior Notes (floating rate senior unsecured notes due June 15, 2023)	1,244	—
2023 Senior Notes (0.70% senior unsecured notes due June 15, 2023)	994	—
2023 Senior Notes (3.45% senior unsecured notes due September 21, 2023)	398	398
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	795	794
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,245	1,244
2027 Senior Notes (3.10% senior unsecured notes due September 15, 2027)	496	496
2028 Senior Notes (3.75% senior unsecured notes due September 21, 2028)	593	592
2030 Senior Notes (2.10% senior unsecured notes due June 15, 2030)	1,231	—
2032 Senior Notes (1.85% senior unsecured notes due September 15, 2032)	1,481	—
2040 Senior Notes (2.65% senior unsecured notes due September 15, 2040)	1,229	—
2048 Senior Notes (4.25% senior unsecured notes due September 21, 2048)	1,230	1,229
2050 Senior Notes (3.00% senior unsecured notes due June 15, 2050)	1,219	—
2060 Senior Notes (3.00% senior unsecured notes due September 15, 2060)	1,469	—
Total long-term debt	14,869	5,250
Total debt	$17,332	$7,819

Credit Facilities
On August 21, 2020, we agreed with the lenders under our $3.4 billion senior unsecured revolving credit facility, or the Credit Facility, to extend the maturity date of the Credit Facility to August 21, 2025, among other items. We also exercised our option to increase the amount of the Credit Facility to $3.7 billion which reduced our future capacity to increase our borrowings under the Credit Facility to $650 million, subject to the consent of the lenders funding the increase and certain other conditions. We incurred new debt issuance costs of $9 million relating to the Credit Facility and these costs are represented in the accompanying consolidated balance sheet as other non-current assets and will be amortized over the remaining life of the Credit Facility. The commitments under the Credit Facility will automatically reduce to $3.6 billion on August 9, 2023. No amounts were outstanding under the Credit Facility as of September 30, 2020.
As of September 30, 2020, of the $3.7 billion that is currently available for borrowing under the Credit Facility, $2.5 billion is required to back-stop the amount outstanding under our U.S. dollar commercial paper program, or the Commercial Paper Program, and $171 million is required to support certain broker-dealer and other subsidiary commitments. The amount required to back-stop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $1.0 billion is available for working capital and general corporate purposes including, but not limited to, acting as a back-stop to future increases in the amounts outstanding under the Commercial Paper Program.
On August 21, 2020, we entered into a $750 million 18-month senior unsecured delayed draw term loan facility with a maturity date of February 21, 2022. We borrowed in full under the facility on September 3, 2020. Interest on borrowings under the term loan facility initially bear interest on the principal amount outstanding at the London Interbank Offered Rate, or LIBOR, plus an applicable margin, currently equal to 1.125%. We have the option to prepay the facility in whole or in part at any time. The proceeds from borrowings under this term loan facility were used to fund a portion of the purchase price for the Ellie Mae acquisition.
Our ICE India subsidiary maintains a $20 million line of credit for its general corporate purposes. As of September 30, 2020, ICE India had borrowed $3 million, which is reflected as “other short-term debt” in the table above.
Commercial Paper Program
Our Commercial Paper Program is currently backed by the borrowing capacity available under the Credit Facility, as described above. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense. During the nine months ended September 30, 2020, we had net issuances of $1.1 billion under the Commercial Paper Program that were primarily used to fund a portion of the purchase price for the Ellie Mae acquisition.
Commercial paper notes of $2.5 billion with original maturities ranging from one to 358 days were outstanding as of September 30, 2020, with a weighted average interest rate of 0.39% per annum, and a weighted average remaining maturity of 53 days.
Senior Notes Issued in August 2020
On August 20, 2020, we issued $6.5 billion in aggregate principal amount of new senior notes, comprised of $1.25 billion in aggregate principal amount of floating rate senior notes due in 2023, $1.0 billion in aggregate principal amount of 0.70% senior notes due in 2023, $1.5 billion in aggregate principal amount of 1.85% senior notes due in 2032, $1.25 billion in aggregate principal amount of 2.65% senior notes due in 2040, and $1.5 billion in aggregate principal amount of 3.00% senior notes due in 2060 (collectively, the August 2020 Notes). We used the net proceeds from the offering to fund a portion of the purchase price for the Ellie Mae acquisition.
We incurred debt issuance costs of $55 million relating to the issuance of the August 2020 Notes and these costs are presented in the accompanying consolidated balance sheet as a deduction from the carrying amount of the related debt liability and will be amortized over the remaining term of each series of the August 2020 Notes. The August 2020 Notes contain affirmative and negative covenants, including, but not limited to, certain redemption rights, limitations on liens and indebtedness and limitations on certain mergers, sales, dispositions and lease-back transactions.
Senior Notes Issued in May 2020
On May 26, 2020, we issued $2.5 billion in aggregate principal amount of new senior notes. The senior notes comprise $1.25 billion in aggregate principal amount of 2.10% senior notes due in 2030 and $1.25 billion in aggregate principal amount of 3.00% senior notes due in 2050 (collectively, the May 2020 Notes).
We used the net proceeds from the offering of the May 2020 Notes for general corporate purposes, including to fund the redemption of our $1.25 billion aggregate principal amount of 2.75% senior notes due in December 2020, which were redeemed in accordance with their terms on June 25, 2020, and to pay down a portion of our commercial paper outstanding. In connection with our issuance of the May 2020 Notes and our early redemption of the 2.75% senior notes due in December 2020, we recorded an extinguishment payment of $14 million that includes both a make-whole redemption payment and duplicative interest. These costs are included in interest expense in our consolidated statements of income for the nine months ended September 30, 2020.
We incurred debt issuance costs of $23 million relating to the issuance of the May 2020 Notes and these costs are presented in the accompanying consolidated balance sheet as a deduction from the carrying amount of the related debt liability and will be amortized over the remaining term of each series of the May 2020 Notes. The May 2020 Notes contain affirmative and negative covenants, including, but not limited to, certain redemption rights, limitations on liens and indebtedness and limitations on certain mergers, sales, dispositions and lease-back transactions.

9.Share-Based Compensation
We currently sponsor employee and director stock option, restricted stock and employee stock purchase plans. Stock options and restricted stock are granted at the discretion of the Compensation Committee of our Board of Directors, or Board, based on the estimated fair value on the date of grant. The fair value of the stock options and restricted stock on the date of grant is recognized as expense over the vesting period, net of forfeitures. The non-cash compensation expenses recognized in our consolidated statements of income for stock options, restricted stock and under our employee stock purchase plan, net of amounts classified as capitalized software, were $105 million and $100 million for the nine months ended September 30, 2020 and 2019, respectively, and $32 million and $36 million for the three months ended September 30, 2020 and 2019, respectively. This includes the expense related to the Bakkt Incentive Units, described below.
Stock Option Plans
The following is a summary of our stock option activity:

	Number of Options (in thousands)	Weighted Average Exercise Price per Option
Outstanding at December 31, 2019	3,501	$51.87
Granted	413	92.63
Exercised	(592)	43.11
Forfeited	(13)	67.00
Outstanding at September 30, 2020	3,309	58.48

Details of stock options outstanding as of September 30, 2020 were as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Vested or expected to vest	3,309	$58.48	6.1	$138
Exercisable	2,407	$49.62	5.1	$121
Details of stock options exercised are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
Options exercised:	2020	2019	2020	2019
Total intrinsic value of options exercised (in millions)	$29	$25	$7	$7

As of September 30, 2020, there were $10 million in total unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted average period of 1.6 years as the stock options vest.
We use the Black-Scholes option pricing model to value our stock option awards. During the nine months ended September 30, 2020 and 2019, we used the assumptions in the table below to compute the value:

	Nine Months Ended September 30,
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
In February 2020, we reserved a maximum of 0.9 million restricted shares for potential issuance as performance-based restricted shares to certain of our employees. The number of shares ultimately granted under this award will be based on our actual financial performance as compared to financial performance targets set by our Board and the Compensation Committee for the year ending December 31, 2020, and will also be subject to a market condition reduction based on how our 2020 total stockholder return, or TSR, compares to that of the S&P 500 Index. The maximum compensation expense to be recognized under these performance-based restricted shares is $82 million if the maximum financial performance target is met and all 0.9 million shares vest. The compensation expense to be recognized under these performance-based restricted shares will be $41 million if the target financial performance is met, which would result in 0.5 million shares vesting. For these awards with performance conditions, we recognize expense on an accelerated basis over the three-year vesting period based on our quarterly assessment of the probable 2020 actual financial performance as compared to the 2020 financial performance targets. As of September 30, 2020, our best estimate is that the financial performance level will be above target for 2020. Based on this assessment, we recorded non-cash compensation expense of $21 million and $8 million for the nine and three months ended September 30, 2020, respectively, related to these awards and the remaining $33 million in non-cash compensation expense will be recorded on an accelerated basis over the remaining vesting period, including $8 million which will be recorded over the remainder of 2020.
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
The following is a summary of nonvested restricted shares under all plans discussed above for the nine months ended September 30, 2020:

	Number of Restricted Shares (in thousands)	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2019	3,728	$68.87
Granted	1,464	93.18
Vested	(1,986)	64.94
Forfeited	(83)	77.04
Nonvested at September 30, 2020	3,123	82.55
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

	Nine Months Ended September 30,
	2020	2019
Time-based restricted stock units granted (in thousands) (1)	891	975
Total fair value of restricted stock vested under all restricted stock plans (in millions)	$180	$166
(1) The remaining shares granted are performance-based.
As of September 30, 2020, there were $143 million in total unrecognized compensation costs related to time-based and performance-based restricted stock. These costs are expected to be recognized over a weighted-average period of 1.5 years as the restricted stock vests. These unrecognized compensation costs assume that a target performance level will be met on the performance-based restricted shares granted in February 2020.

Bakkt Incentive Units
We sponsor the Bakkt Equity Incentive Plan under which Bakkt issues various Bakkt preferred, common and phantom, or participation, equity unit awards. These awards were made to certain employees and board members of Bakkt. The units are unvested at the issuance date, are subject to the vesting terms in the award agreements and upon vesting are converted into Bakkt equity or cash. During the nine months ended September 30, 2020, we issued additional preferred, common and participation unit awards as well as converted certain existing participation unit awards into common unit awards.
During the nine months ended September 30, 2020, the $300 million capital call related to the acquisition of Bridge2 Solutions triggered a market condition of certain of these Bakkt equity incentive awards. The market condition is based on numerous possible Bakkt transaction or event scenarios established on the original date of grant, each of which have a fixed fair market value. Over the life of these awards, we are required to estimate the most likely outcome and reflect the cumulative financial statement impact of any changes between outcomes. As a result, during the nine months ended September 30, 2020, we incurred a $10 million compensation expense related to these awards that has been recorded as an acquisition-related cost.

10.     Equity
Stock Repurchase Program
In December 2019, our Board approved an aggregate of $2.4 billion for future repurchases of our common stock with no fixed expiration date that became effective on January 1, 2020. The $2.4 billion replaced the previous amount approved by the Board. During the nine months ended September 30, 2020, we repurchased 10.4 million shares of our outstanding common stock at a cost of $948 million under our Rule 10b5-1 trading plan and 3.2 million shares at a cost of $299 million on the open market during an open trading period. As of September 30, 2020, up to $1.2 billion capacity remains from the Board authorization for repurchases of our common stock. We fund repurchases from our operating cash flow or borrowings under our debt facilities or our Commercial Paper Program. Repurchases may be made from time to time on the open market, through established trading plans, in privately-negotiated transactions or otherwise, in accordance with all applicable securities laws, rules and regulations. We may discontinue stock repurchases at any time and may amend or terminate a Rule 10b5-1 trading plan at any time or enter into additional plans. Prior to early August 2020, we had a Rule 10b5-1 trading plan that governed some of the repurchases of our shares of common stock, but in connection with the Ellie Mae acquisition, we discontinued stock repurchases and terminated our Rule 10b5-1 trading plan. The approval of our Board for the share repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our Board may increase or decrease the amount available for repurchases from time to time.
Dividends
During the nine months ended September 30, 2020 and 2019, we declared and paid cash dividends per share of $0.90 and $0.825, respectively, for an aggregate payout of $500 million and $467 million, respectively. During the three months ended September 30, 2020 and 2019, we declared and paid cash dividends per share of $0.30 and $0.275, respectively, for an aggregate payout of $170 million and $155 million, respectively. The declaration of dividends is subject to the discretion of our Board, and may be affected by various factors, including our future earnings, financial condition, capital requirements, levels of indebtedness, credit ratings, our current and future planned strategic growth initiatives and other considerations that our Board deem relevant. Our Board has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be determined quarterly by the Board or the Audit Committee, taking into account such factors as our evolving business model, prevailing business conditions and our financial results and capital requirements, without a predetermined annual net income payout ratio.
Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss) (in millions):

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2019	$(177)	$1	$(67)	$(243)
Other comprehensive income (loss)	(29)	—	—	(29)
Income tax benefit (expense)	(1)	—	—	(1)
Net current period other comprehensive income (loss)	(30)	—	—	(30)
Balance, as of September 30, 2020	$(207)	$1	$(67)	$(273)

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of June 30, 2020	$(255)	$1	$(67)	$(321)
Other comprehensive income (loss)	49	—	—	49
Income tax benefit (expense)	(1)	—	—	(1)
Net current period other comprehensive income (loss)	48	—	—	48
Balance, as of September 30, 2020	$(207)	$1	$(67)	$(273)

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2018	$(227)	$2	$(90)	$(315)
Other comprehensive income (loss)	(33)	(1)	—	(34)
Income tax benefit (expense)	1	—	—	1
Net current period other comprehensive income (loss)	(32)	(1)	—	(33)
Balance, as of September 30, 2019	$(259)	$1	$(90)	$(348)

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of June 30, 2019	$(220)	$1	$(90)	$(309)
Other comprehensive income (loss)	(40)	—	—	(40)
Income tax benefit (expense)	1	—	—	1
Net current period other comprehensive income (loss)	(39)	—	—	(39)
Balance, as of September 30, 2019	$(259)	$1	$(90)	$(348)

11.Income Taxes
Our effective tax rate was 24% and 20% for the nine months ended September 30, 2020 and 2019, respectively, and 32% and 16% for the three months ended September 30, 2020 and 2019, respectively. The effective tax rates for the nine and three months ended September 30, 2020 are higher than the effective tax rates for the comparable periods in 2019 primarily due to U.K. tax law changes enacted in July 2020, partially offset by favorable state apportionment changes as a result of our acquisition of Ellie Mae, as well as favorable changes in certain international tax provisions as part of the U.S. Federal Tax Cuts and Jobs Act, or TCJA, during the three months ended September 30, 2019.
In 2015 and 2016, the U.K. enacted corporate income tax rate reductions from 19% to 17% to be effective prospectively on April 1, 2020 and we recorded associated deferred tax benefits in those years. In July 2020, the U.K. enacted a reinstatement of the U.K. corporate income tax rate back to 19%, effective April 1, 2020. As a result, we revalued our U.K. deferred tax assets and liabilities back to the rate of 19% and recorded an additional $65 million deferred tax expense during the three months ended September 30, 2020. We also reflected the rate change in our estimated annual effective tax rate during the three months ended September 30, 2020.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted and certain income tax related relief was provided under the CARES Act. There is no material impact of the CARES Act on our income tax provision for the nine and three months ended September 30, 2020.

12.Clearing Operations
We operate six clearing houses, each of which acts as a central counterparty that becomes the buyer to every seller and the seller to every buyer for its clearing members or participants, or Members. Through this central counterparty function, the clearing houses provide financial security for each transaction for the duration of the position by limiting counterparty credit risk.
Our clearing houses are responsible for providing clearing services to each of our futures exchanges, and in some cases to third-party execution venues, and are as follows, referred to herein collectively as "the ICE Clearing Houses":

Clearing House	Products Cleared	Exchange where Executed	Location
ICE Clear Europe	Energy, agricultural, interest rates and equity index futures and options contracts and OTC European CDS instruments	ICE Futures Europe, ICE Futures U.S., ICE Endex and third-party venues	U.K.
ICE Clear U.S.	Agricultural, metals, and FX index futures and options contracts, equity futures contracts, and digital assets futures contracts	ICE Futures U.S.	U.S.
ICE Clear Credit	OTC North American, European, Asian-Pacific and Emerging Market CDS instruments	Creditex and third-party venues	U.S.
ICE Clear Netherlands	Derivatives on equities and equity indices traded on regulated markets	ICE Endex	The Netherlands
ICE Clear Singapore	Energy, metals and financial futures products and digital assets futures contracts	ICE Futures Singapore	Singapore
ICE NGX	Physical North American natural gas, electricity and oil futures	ICE NGX	Canada
Original & Variation Margin
Each of the ICE Clearing Houses generally requires all Members to deposit collateral in cash or certain pledged assets. The collateral deposits are known as “original margin.” In addition, the ICE Clearing Houses may make intraday original margin calls in circumstances where market conditions require additional protection. The daily profits and losses to and from the ICE Clearing Houses due to the marking-to-market of open contracts is known as “variation margin.” With the exception of ICE NGX’s physical natural gas and physical power products discussed separately below, the ICE Clearing Houses mark all outstanding contracts to market, and therefore pay and collect variation margin, at least once daily.
The amounts that Members are required to maintain are determined by proprietary risk models established by each ICE Clearing House and reviewed by the relevant regulators, independent model validators, risk committees and the boards of directors of the respective ICE Clearing House. The amounts required may fluctuate over time. Each of the ICE Clearing Houses is a separate legal entity and is not subject to the liabilities of the others, or the obligations of Members of the other ICE Clearing Houses.
Should a particular Member fail to deposit its original margin or fail to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate or hedge the defaulting Member's open positions and use their original margin and guaranty fund deposits to pay any amount owed. In the event that the defaulting Member's deposits are not sufficient to pay the amount owed in full, the ICE Clearing Houses will first use their respective contributions to the guaranty fund, often referred to as Skin In The Game, or SITG, to pay any remaining amount owed. In the event that the SITG is not sufficient, the ICE Clearing Houses may utilize the respective guaranty fund deposits, or collect limited additional funds from their respective non-defaulting Members on a pro-rata basis, to pay any remaining amount owed.
As of September 30, 2020 and December 31, 2019, the ICE Clearing Houses had received or had been pledged $162.1 billion and $126.0 billion, respectively, in cash and non-cash collateral in original margin and guaranty fund deposits to cover price movements of underlying contracts for both periods.
Guaranty Funds & ICE Contribution
As described above, mechanisms have been created, called guaranty funds, to provide partial protection in the event of a Member default. With the exception of ICE NGX, each of the ICE Clearing Houses requires that each Member make deposits into a guaranty fund.
In addition, we have contributed our own capital that could be used if a defaulting Member’s original margin and guaranty fund deposits are insufficient. Such amounts are recorded as long-term restricted cash and cash equivalents in our balance sheets and are as follows (in millions):

	ICE Portion of Guaranty Fund Contribution		Default insurance
Clearing House	As of September 30, 2020	As of December 31, 2019	As of September 30, 2020	As of December 31, 2019
ICE Clear Europe	$237	$233	$75	$75
ICE Clear U.S.	103	103	25	25
ICE Clear Credit	50	50	50	50
ICE Clear Netherlands	2	2	N/A	N/A
ICE Clear Singapore	1	1	N/A	N/A
ICE NGX	15	15	100	100
Total	$408	$404	$250	$250

Of our total contribution to ICE Clear U.S. above, $35 million is solely applicable to any losses associated with a default in Bitcoin contracts and other digital asset contracts that ICE Clear U.S. may clear in the future. In April 2020, we increased our contribution to ICE Clear Europe’s guaranty fund by $4 million.
In September 2019, we added a layer of insurance to our Member default protection. The default insurance has a three-year term for the following clearing houses in the following amounts: ICE Clear Europe - $75 million; ICE Clear U.S. - $25 million and ICE Clear Credit - $50 million. The default insurance layer resides after and in addition to the ICE Clear Europe, ICE Clear U.S. and ICE Clear Credit SITG contributions and before the guaranty fund contributions of the non-defaulting Members.
Similar to SITG, the default insurance layer is not intended to replace or reduce the position risk-based amount of the guaranty fund. As a result, the default insurance layer is not a factor that is included in the calculation of the Members' guaranty fund contribution requirement. Instead, it serves as an additional, distinct, and separate default resource that should serve to further protect the non-defaulting Members’ guaranty fund contributions from being mutualized in the event of a default.
As of September 30, 2020, ICE NGX maintains a guaranty fund utilizing a $100 million letter of credit and a default insurance policy, discussed below.
Cash and Cash Equivalent Deposits
We have recorded cash and cash equivalent margin deposits and amounts due in our balance sheets as current assets with corresponding current liabilities to the Members. As of September 30, 2020, our cash and cash equivalent margin deposits are as follows (in millions):

	ICE Clear Europe (1)	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$34,666	$37,463	$5,815	$—	$4	$77,948
Unsettled variation margin, net	—	—	—	137	—	137
Guaranty fund	4,247	2,611	534	—	5	7,397
Delivery contracts receivable/payable, net	—	—	—	418	—	418
Total	$38,913	$40,074	$6,349	$555	$9	$85,900

As of December 31, 2019, our cash and cash equivalent margin deposits, are as follows (in millions):

	ICE Clear Europe (2)	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$28,318	$22,145	$6,802	$—	$2	$57,267
Unsettled variation margin, net	—	—	—	255	—	255
Guaranty fund	4,144	2,268	463	—	5	6,880
Delivery contracts receivable/payable, net	—	—	—	585	—	585
Total	$32,462	$24,413	$7,265	$840	$7	$64,987
(1) $32.3 billion and $6.6 billion is related to futures/options and CDS, respectively.
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
To provide a tool to address the liquidity needs of our clearing houses and manage the liquidation of margin and guaranty fund deposits held in the form of cash and high quality sovereign debt, ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. have entered into Committed Repurchase Agreement Facilities, or Committed Repo. Additionally, ICE Clear Credit and ICE Clear Netherlands have entered into Committed FX Facilities to support these liquidity needs. As of September 30, 2020 the following facilities were in place:
•ICE Clear Europe: $1.0 billion in Committed Repo to finance U.S. dollar, euro and pound sterling deposits.

•ICE Clear Credit: $300 million in Committed Repo to finance U.S. dollar and euro deposits, €250 million in Committed Repo to finance euro deposits, and €1.9 billion in Committed FX Facilities to finance euro payment obligations.
•ICE Clear U.S.: $250 million in Committed Repo to finance U.S. dollar deposits.
•ICE Clear Netherlands: €10 million in Committed FX Facilities to finance euro payment obligations.
Details of our cash and cash equivalent deposits are as follows (in millions):

Clearing House	Investment Type	As of September 30, 2020	As of December 31, 2019
ICE Clear Europe	National Bank Account (1)	$10,355	$9,667
ICE Clear Europe	Reverse repo	25,328	19,187
ICE Clear Europe	Sovereign Debt	3,226	3,591
ICE Clear Europe	Demand deposits	4	17
ICE Clear Credit	National Bank Account	31,924	19,480
ICE Clear Credit	Reverse repo	4,630	2,411
ICE Clear Credit	Demand deposits	3,520	2,522
ICE Clear U.S.	Reverse repo	4,849	4,320
ICE Clear U.S.	Sovereign Debt	1,500	2,945
Other ICE Clearing Houses	Demand deposits	9	7
ICE NGX	Unsettled Variation Margin and Delivery Contracts Receivable/Payable	555	840
Total		$85,900	$64,987

(1) As of September 30, 2020, ICE Clear Europe held €6.6 billion ($7.8 billion based on the euro/U.S. dollar exchange rate of 1.1721 as of September 30, 2020) at De Nederlandsche Bank, or DNB, £2.0 billion ($2.6 billion based on the pound sterling/U.S. dollar exchange rate of 1.2923 as of September 30, 2020) at the Bank of England, or BOE, and €10 million ($12 million based on the above exchange rate) at the BOE. As of December 31, 2019, ICE Clear Europe held €8.0 billion ($9.0 billion based on the euro/U.S. dollar exchange rate of 1.1212 as of December 31, 2019) at DNB, £500 million ($663 million based on the pound sterling/U.S. dollar exchange rate of 1.3260 as of December 31, 2019) at the BOE and €10 million ($11 million based on the above exchange rate) at the BOE.
Other Deposits
In addition to the cash deposits above, the ICE Clearing Houses have also received other assets from Members, which include government obligations, and may include other non-cash collateral such as letters of credit at ICE NGX, or gold on rare occasions at ICE Clear Europe, to mitigate credit risk. For certain deposits, we may impose discount or “haircut” rates to ensure adequate collateral if market values fluctuate. The value-related risks and rewards of these assets remain with the Members. Any gain or loss accrues to the Member. The ICE Clearing Houses do not, in the ordinary course, rehypothecate or re-pledge these assets. These pledged assets are not reflected in our balance sheets, and are as follows (in millions):

	As of September 30, 2020
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$42,022	$8,846	$21,528	$—	$72,396
Letters of credit	—	—	—	2,172	2,172
ICE NGX cash deposits	—	—	—	305	305
Total	$42,022	$8,846	$21,528	$2,477	$74,873
Guaranty fund:
Government securities at face value	$502	$594	$199	$—	$1,295

	As of December 31, 2019
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$30,635	$13,710	$12,633	$—	$56,978
Letters of credit	—	—	—	2,469	2,469
ICE NGX cash deposits	—	—	—	362	362
Total	$30,635	$13,710	$12,633	$2,831	$59,809
Guaranty fund:
Government securities at face value	$475	$523	$243	$—	$1,241
ICE NGX
ICE NGX is the central counterparty to Members on opposite sides of its physically-settled contracts, and the balance related to delivered but unpaid contracts is recorded as a delivery contract net receivable, with an offsetting delivery contract net payable in our balance sheets. Unsettled variation margin equal to the fair value of open contracts is recorded as of each balance sheet date. ICE NGX marks all outstanding contracts to market daily, but only collects variation margin when a Member's open position falls outside a specified percentage of its pledged collateral.
ICE NGX requires Members to maintain cash or letters of credit to serve as collateral in the event of default. The cash is maintained in a segregated bank account, held in trust and remains the property of the participant, therefore, it is not included in our balance sheets. ICE NGX maintains the following accounts with a third-party Canadian chartered bank which are available in the event of physical settlement shortfalls, subject to certain conditions:

Account Type	As of September 30, 2020 (In C$ millions)	As of September 30, 2020 (In $USD millions)
Daylight liquidity facility	C$300	$225
Overdraft facility	20	15
Total	C$320	$240
As of September 30, 2020, ICE NGX maintains a guaranty fund of $100 million funded by a letter of credit issued by a major Canadian chartered bank, and backed by default insurance underwritten by Export Development Canada, or EDC, a Crown corporation operated at arm’s length from the Canadian government. In the event of a participant default where the Member’s collateral is depleted, the shortfall would be covered by a draw down on the letter of credit following which ICE NGX would file a claim under the default insurance to recover additional losses up to $100 million beyond the $15 million first-loss amount that ICE NGX is responsible for under the default insurance policy.
Clearing House Exposure
Each ICE Clearing House bears financial counterparty credit risk and provides a central counterparty guarantee, or performance guarantee, to its Members. To reduce their exposure, the ICE Clearing Houses have a risk management program with both initial and ongoing membership standards. Excluding the effects of original and variation margin, guaranty fund and collateral requirements, the ICE Clearing Houses’ maximum estimated exposure for this guarantee is $142.0 billion as of September 30, 2020, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one-day movement in pricing of the underlying unsettled contracts. This value was determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than this amount.

13. Legal Proceedings
In the ordinary course of our business, from time to time we are subject to legal proceedings, lawsuits, government investigations and other claims with respect to a variety of matters. In addition, we are subject to periodic reviews, inspections, examinations and investigations by regulators in the U.S. and other jurisdictions, any of which may result in claims, legal proceedings, assessments, fines, penalties, restrictions on our business or other sanctions. We record estimated expenses and reserves for legal or regulatory matters or other claims when these matters present loss contingencies that are probable and the related amount is reasonably estimable. Any such accruals may be adjusted as circumstances change. Assessments of losses are inherently subjective and involve unpredictable factors. While the outcome of legal and regulatory matters is inherently difficult to predict and/or the range of loss often cannot be reasonably estimable, we do not believe that the liabilities, if any, which may ultimately result from the resolution of the various legal and regulatory matters that arise in the ordinary course of our business, including the matters described below, are likely to have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to these legal and regulatory matters. A range of possible losses related to the cases below cannot be reasonably estimated at this time, except as otherwise disclosed below.
ICE Data Pricing & Reference Data Matter
Our subsidiary ICE Data Pricing & Reference Data, LLC (“PRD”) is a registered investment advisor in the business of, among other things, providing clients with evaluated pricing and other information for fixed-income securities. The staff of the Enforcement Division of the SEC is conducting fact-finding investigations that involve PRD’s legacy business practices with respect to “broker quotes,“ which involved PRD’s practice of passing through third-party price quotes in certain fixed income securities as-is to its clients when PRD did not believe it had the capability to model an evaluated price for such securities. Broker quoted securities were less than 2% of the securities PRD priced. A list of securities that were broker quoted, as distinguished from evaluated, was made available to PRD’s clients every day. PRD first notified its clients on December 16, 2019 that it would cease providing broker quotes and did so as of October 1, 2020.
PRD has been cooperating fully in the SEC staff’s investigation and is in discussions with the staff about a potential resolution of the investigation concerning the legacy broker quote business practices. Any potential agreement with the staff would require the approval of the SEC, and while the timing is uncertain, PRD expects that a settlement, if reached, would be finalized by year-end. PRD has accordingly made an accrual for its probable amount. Given PRD’s understanding that the investigations concern only the legacy provision of broker quotes, PRD does not expect that any settlement would impact PRD’s ongoing business.
Separately, PRD’s business practices with respect to broker quotes are relevant to potential civil claims that relate to a now-bankrupt entity named Live Well Financial, Inc. (“Live Well”). Live Well was a broker quote provider to PRD for certain kinds of fixed-income securities. In August 2019, the SEC and the United States Department of Justice respectively filed civil and criminal charges against Live Well and certain of its executives, alleging that Live Well fraudulently provided over-stated “broker quotes” to a then-unnamed “industry-leading price service” (which was PRD). PRD has been contacted by certain financial institution creditors of Live Well, each of which alleges that PRD’s publication of Live Well’s broker quotes caused losses upon Live Well’s default. The Chapter 7 Trustee appointed in the Live Well bankruptcy has also indicated its belief that it has claims against PRD related to PRD’s provision of broker quotes from Live Well. PRD denies any wrongdoing in connection with Live Well’s fraudulent scheme or in connection with PRD’s provision of broker quoted prices from Live Well. These may become litigated matters. At this stage, it is too early to reasonably estimate the amount of damages, if any, that PRD may be required to pay. PRD plans to vigorously defend any litigation related to these claims.
SPAN Trademark Dispute
CME Group, Inc., or CME, filed suit against two of ICE’s clearing houses (ICE Clear U.S. and ICE Clear Europe Limited) in 2018 in the U.S. District Court for the Northern District of Illinois, alleging infringement of CME’s trademark for SPAN, which is a name generally used to refer to a type of initial margining approach that assesses risk for a variety of financial instruments on a portfolio-wide basis, as well as breach of contract and counterfeiting. The ICE clearing entities and CME were parties to 10-year license agreements that expired in 2017, pursuant to which the clearing entities paid CME a collective total of $50,001 over a 10-year period for the right to use the SPAN trademark. The dispute underlying the claims relates to the period of time following expiration of the license agreements during which the ICE clearing entities continued to make some reference to SPAN.
In 2020, CME informed ICE and the court that it was not seeking compensatory damages based on the license fees but rather that the principal relief sought by CME at trial would be the disgorgement of profits of the ICE clearing entities over the approximate one-year period during which the mark was referenced following expiration of the formal agreements. In August 2020, the parties mediated the matter but were unable to reach an agreement. During the lawsuit and the September 2020 bench trial in this matter, the ICE clearing entities asserted various defenses to CME’s claims, including an implied license defense; denied that the SPAN trademark has any value; and presented evidence and legal argument that disgorgement of ICE’s clearing profits is not an appropriate equitable remedy, particularly because none of the ICE clearing entities’ profits are attributable to the use of the SPAN trademark. The parties are awaiting a decision by the court and we cannot reasonably estimate an amount of damages, if any, at this time.
For further information on our legal and regulatory matters, please see Note 15 to the consolidated financial statements in Part II, Item 8 of our 2019 Form 10-K, as well as in the comparable sections of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

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
Financial assets and liabilities recorded or disclosed at fair value in the accompanying consolidated balance sheets as of September 30, 2020 and December 31, 2019 were classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. As of September 30, 2020, we considered the impacts of the COVID-19 pandemic on our fair value assessments, and determined no impairment indicators to be present. We will continue to monitor these fair values in future periods if, or as, circumstances change.
Our mutual funds are equity and fixed income mutual funds held for the purpose of providing future payments for the supplemental executive savings plan and the supplemental executive retirement plan. These mutual funds are classified as equity investments and measured at fair value using Level 1 inputs with adjustments recorded in net income.
Mortgage Electronic Registration Systems, Inc., or MERS, is part of our ICE Mortgage Technology business and as of December 31, 2019, held fixed income investments as part of a reserve fund in order to satisfy the original terms of the governing documents of our June 2016 acquisition of a majority equity position in MERS. The majority of these investments were held in U.S. Treasuries and measured at fair value using Level 1 inputs with adjustments recorded to other current liabilities. The remaining amount of the reserve fund was held in other fixed income investments and measured using Level 2 inputs. In June 2020, we sold all of the remaining investments and distributed the proceeds to the original MERS shareholders.
Excluding our equity investments without a readily determinable fair value, all other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.
We did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of September 30, 2020 or December 31, 2019.
We measure certain assets, such as fixed assets and intangible assets, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. During the nine months ended September 30, 2020, we recorded certain fixed assets at fair value using Level 2 inputs. As of September 30, 2020 and December 31, 2019, none of our intangible assets were required to be recorded at fair value since no impairments were recorded.
We measure certain equity investments at fair value on a non-recurring basis using our policy election under ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. During the nine months ended September 30, 2020, we evaluated transactions involving these investments to identify any increase or decrease in the value of the investment, including qualitative considerations of impairment as discussed above, and concluded that no fair value adjustments were required under this election.
See Note 12 for the fair value considerations related to our margin deposits, guaranty funds and delivery contracts receivable.
The table below displays the fair value of our debt as of September 30, 2020. The fair values of our senior notes were estimated using quoted market prices for these instruments. The fair value of our commercial paper includes a discount and other short-term debt approximates par value since the interest rates on this short-term debt approximate market rates as of September 30, 2020. The fair value for our $750 million term loan approximates par value since the interest rates on this debt approximate market rates as of September 30, 2020.

	As of September 30, 2020
	(in millions)
Debt:	Carrying Amount	Fair value
Commercial Paper	$2,460	$2,463
Other short-term debt	3	3
2022 Term Loan	747	750
2022 Senior Notes (2.35% senior unsecured notes due September 15, 2022)	498	518
2023 Senior Notes (floating rate senior unsecured notes due June 15, 2023)	1,244	1,258
2023 Senior Notes (0.70% senior unsecured notes due June 15, 2023)	994	1,004
2023 Senior Notes (3.45% senior unsecured notes due September 21, 2023)	398	433
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	795	881
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,245	1,419
2027 Senior Notes (3.10% senior unsecured notes due September 15, 2027)	496	553
2028 Senior Notes (3.75% senior unsecured notes due September 21, 2028)	593	696
2030 Senior Notes (2.10% senior unsecured notes due June 15, 2030)	1,231	1,293
2032 Senior Notes (1.85% senior unsecured notes due September 15, 2032)	1,481	1,497
2040 Senior Notes (2.65% senior unsecured notes due September 15, 2040)	1,229	1,253
2048 Senior Notes (4.25% senior unsecured notes due September 21, 2048)	1,230	1,553
2050 Senior Notes (3.00% senior unsecured notes due June 15, 2050)	1,219	1,316
2060 Senior Notes (3.00% senior unsecured notes due September 15, 2060)	1,469	1,519
Total debt	$17,332	$18,409

15.Segment Reporting
We operate two reportable business segments: our Trading and Clearing segment and our Data and Listings segment. This presentation is reflective of how our chief operating decision maker reviews and operates our business. Our Trading and Clearing segment comprises our transaction-based execution and clearing businesses as well as our mortgage technology business. Our Data and Listings segment comprises our data services and our securities listings businesses, which are both largely subscription-based. Our chief operating decision maker does not review total assets or statements of income below operating income by segments; therefore, such information is not presented below. Our two segments do not engage in intersegment transactions.

Financial data for our business segments is as follows for the nine and three months ended September 30, 2020 and 2019 (in millions):

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Trading and Clearing Segment	Data and Listings Segment	Consolidated	Trading and Clearing Segment	Data and Listings Segment	Consolidated
Revenues:
Energy futures and options contracts	$858	$—	$858	$749	$—	$749
Agricultural and metals futures and options contracts	197	—	197	194	—	194
Financial futures and options contracts	275	—	275	252	—	252
Cash equities and equity options	1,934	—	1,934	1,201	—	1,201
Fixed income and credit	424	—	424	268	—	268
OTC and other transactions	38	—	38	34	—	34
Pricing and analytics	—	845	845	—	809	809
Exchange data and feeds	—	552	552	—	528	528
Desktops and connectivity	—	330	330	—	315	315
Listings	—	334	334	—	336	336
Other revenues	224	—	224	194	—	194
Revenues	3,950	2,061	6,011	2,892	1,988	4,880
Transaction-based expenses	1,646	—	1,646	976	—	976
Revenues, less transaction-based expenses	2,304	2,061	4,365	1,916	1,988	3,904
Operating expenses	998	1,114	2,112	732	1,121	1,853
Operating income	$1,306	$947	$2,253	$1,184	$867	$2,051

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Trading and Clearing Segment	Data and Listings Segment	Consolidated	Trading and Clearing Segment	Data and Listings Segment	Consolidated
Revenues:
Energy futures and options contracts	$229	$—	$229	$265	$—	$265
Agricultural and metals futures and options contracts	54	—	54	60	—	60
Financial futures and options contracts	76	—	76	91	—	91
Cash equities and equity options	593	—	593	401	—	401
Fixed income and credit	191	—	191	101	—	101
OTC and other transactions	12	—	12	11	—	11
Pricing and analytics	—	287	287	—	273	273
Exchange data and feeds	—	189	189	—	172	172
Desktops and connectivity	—	113	113	—	108	108
Listings	—	111	111	—	114	114
Other revenues	75	—	75	67	—	67
Revenues	1,230	700	1,930	996	667	1,663
Transaction-based expenses	519	—	519	327	—	327
Revenues, less transaction-based expenses	711	700	1,411	669	667	1,336
Operating expenses	406	378	784	255	375	630
Operating income	$305	$322	$627	$414	$292	$706

Revenue from one clearing member of the Trading and Clearing segment comprised $276 million, or 12%, and $76 million, or 11%, of our Trading and Clearing revenues, less transaction-based expenses, for the nine and three months ended September 30, 2020, respectively. Revenue from one clearing member of the Trading and Clearing segment comprised $286 million, or 15% and $92 million, or 14% of our Trading and Clearing revenues, less transaction-based expenses for the nine and three months ended September 30, 2019, respectively. Clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, we believe that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional customers or clearing members accounted for more than 10% of our segment revenues or consolidated revenues for the nine and three months ended September 30, 2020 and 2019.

16.Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the nine and three months ended September 30, 2020 and 2019 (in millions, except per share amounts):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
Basic:
Net income attributable to Intercontinental Exchange, Inc.	$1,563	$1,485	$390	$529
Weighted average common shares outstanding	549	563	548	559
Basic earnings per common share	$2.85	$2.64	$0.71	$0.95
Diluted:
Weighted average common shares outstanding	549	563	548	559
Effect of dilutive securities - stock options and restricted shares	3	3	3	4
Diluted weighted average common shares outstanding	552	566	551	563
Diluted earnings per common share	$2.83	$2.62	$0.71	$0.94
Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. During the nine months ended September 30, 2020 and 2019, 358,000 and 437,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect. In addition, we have excluded warrants and preferred and common incentive units under the Bakkt Equity Incentive Plan because they are also antidilutive. Certain figures in the table above may not recalculate due to rounding.

17.Subsequent Events
Effective October 1, 2020, we realigned our businesses as part of a review of, and changes in, our organizational structure following our acquisition of Ellie Mae. As a result, we changed our internal financial reporting and we determined that a change in reportable segments had occurred. Beginning October 1, 2020, we will report three segments: Exchanges, Fixed Income & Data Services, and Mortgage Technology.
Our new segment presentation is expected to be comprised of the following:
•Our Exchanges segment will include trade execution and clearing, exchange data, colocation and administration fees, ICE Benchmark Administration and NYSE listings.
•Our Fixed Income & Data Services segment will include ICE Bonds, CDS clearing, pricing and reference data, analytics, indices, consolidated feeds and ICE Global Network.
•Our Mortgage Technology segment will include our MERS, Simplifile LC, or Simplifile, and Ellie Mae mortgage services businesses.
These changes are intended to better align our external reporting to our internal view of our businesses, including the view of our chief operating decision maker and how he manages our business. The impact of these changes will be reflected in our financial statements as of and for the year ended December 31, 2020. Prior year segment information will be reclassified to conform to the reporting structure change. We are also in the process of reassessing the composition of our reporting units and how we assess the related goodwill for impairment.
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
•the business environment in which we operate and trends in our industry, including trading volumes, clearing, data services, mortgage lending volumes, fees, changing regulations, competition and consolidation;
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
•the performance and reliability of our trading, clearing and mortgage technologies and those of third-party service providers;
•our ability to keep pace with technological developments and client preferences;

•our ability to ensure that the technology we utilize is not vulnerable to cyber-attacks, hacking and other cybersecurity risks or other disruptive events or to minimize the impact of any such events;
•our ability to keep information and data relating to the customers of the users of the software and services provided by our ICE Mortgage Technology business confidential;
•our ability to identify trends and adjust our business to benefit from such trends, including trends in the U.S. mortgage industry such as interest rates, new home purchases, refinancing activity, and home builder and buyer sentiment, among others;
•our ability to evolve our benchmarks and indices in a manner that maintains or enhances their reliability and relevance;
•the accuracy of our cost and other financial estimates and our belief that cash flows from operations will be sufficient to service our debt and to fund our operational and capital expenditure needs;
•our ability to incur additional debt;
•our ability to maintain existing market participants and data and mortgage technology customers, and to attract new ones;
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
•our ability to realize the expected benefits of our acquisition of Ellie Mae and our majority investment in Bakkt, which could result in additional unanticipated costs and risks; and
•our ability to detect illegal activity such as fraud, money laundering, tax evasion and ransomware scams through digital currency transactions that are easily exploited.

These risks and other factors include those set forth in Part 1, Item 1(A) under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, or our 2019 Form 10-K, as filed with the SEC on February 6, 2020 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, as filed with the SEC on April 30, 2020 and July 30, 2020, respectively. Due to the uncertain nature of these factors, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any of these statements to reflect events or circumstances occurring after the date of this Quarterly Report. New factors may emerge and it is not possible to predict all factors that may affect our business and prospects.
Overview
We are a leading provider of marketplace infrastructure, data services and technology solutions to a broad range of customers including financial institutions, corporations and government entities. Through our markets, clearinghouses, listings, data and technology offerings, we provide comprehensive workflow solutions that enable our customers to manage risk, raise capital and operate their businesses more efficiently. We operate regulated marketplaces for listing, trading and clearing of a broad array of derivatives contracts and securities across major asset classes including: energy and agricultural commodities, metals, interest rates, equities, exchange-traded funds, or ETFs, credit derivatives, digital assets, bonds and currencies. In addition, we offer comprehensive data services to support the trading, investment, risk management and connectivity needs of customers around the world and across asset classes. We also offer technology solutions that support the U.S. residential mortgage industry from application and loan origination, through to final settlement.
We operate marketplaces and provide data services in the U.S., U.K., EU, Canada and Singapore, and offer technology and data solutions to the U.S. mortgage industry. Our business is conducted as two reportable business segments, our Trading and Clearing segment and our Data and Listings segment, and the majority of our identifiable assets are located in the U.S. and U.K.
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
From an operational perspective, our businesses, including our exchanges, clearing houses, listing venues, data services businesses, and mortgage platforms, have remained open and we do not have any plans to close any of our business operations as a result of the COVID-19 pandemic. However, due to the COVID-19 pandemic, we have taken preventative measures and implemented contingency plans, and currently most of our employees are working remotely. In response to government mandates, we closed all of our office facilities between early March and late April 2020, with only our operationally essential employees working on-site at our facilities for business continuity purposes. As various governments began easing orders requiring office closures in late April, we began a phased re-opening of certain of our office facilities allowing a limited number of operationally non-essential workers to also work on-site. In particular, NYSE, one of our subsidiaries, has partially re-opened its trading floors since initiating fully electronic trading for its exchanges and temporarily closing all trading floors in March 2020. Those employees working on-site are utilizing an alternating framework to allow for social distancing. These measures are in compliance, as necessary, with local government mandates and social distancing directives. We continue to monitor local government mandates in determining our office re-openings, re-closures and work-related travel.
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
Acquisition of Ellie Mae
On September 4, 2020, we acquired Ellie Mae for aggregate consideration of $11.4 billion from private equity firm Thoma Bravo. Ellie Mae is a cloud-based technology solution provider for the mortgage finance industry. Through its digital lending platform, Ellie Mae provides technology solutions to participants in the mortgage supply chain, including over 3,000 customers and thousands of partners and investors who participate on its open network. Originators rely on Ellie Mae to securely manage the exchange of data across the mortgage ecosystem to enable the origination of mortgages while adhering to various local, state and federal compliance requirements. Ellie Mae is a part of ICE Mortgage Technology and is included in our Trading and Clearing segment as of September 30, 2020. From the acquisition date through September 30, 2020, Ellie Mae revenues of $75 million, which are included in our transaction and clearing revenues, and operating expenses of $56 million were recorded for the nine and three months ended September 30, 2020.
The purchase price consisted of $9.5 billion in cash, as adjusted for $335 million of cash and cash equivalents held by Ellie Mae on the date of acquisition, and $1.9 billion, or 18.4 million shares of our common stock, based on our stock price on the acquisition date. ICE funded the cash portion of the purchase price with net proceeds from our offering of new senior notes in August 2020, together with the issuance of commercial paper and borrowings under a new senior unsecured term loan facility.
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
•Continued access by EU market participants to U.K. CCPs and exchanges. Under the terms of the withdrawal agreement, EU law will continue to apply in and to the U.K. for a transitional period until December 31, 2020. During such time, EU market participants will be able to continue clearing through U.K. CCPs such as ICE Clear Europe, and accessing U.K. trading venues, such as ICE Futures Europe. The European Commission, or EC, adopted an 18-month temporary equivalence decision for U.K. CCPs, which will apply beginning on January 1, 2021. In addition, ICE Clear Europe has been recognized by the European Securities and Markets Authority, or ESMA, as a third country central counterparty in accordance with the European Markets Infrastructure Regulation, or EMIR. This recognition will take effect once the transition arrangement between the U.K. and EU ends. Separately, ICE Futures Europe and ICE Endex will continue to be able to permit access by EU and U.K. persons to transact on their platforms, even in the absence of any trade agreement being entered into by the U.K. and EU prior to the end of the transitional period and/or any trading venue equivalence decisions by the Financial Conduct Authority, or FCA, or the EC. The lack of equivalence decisions for trading venues, however, may result in increased costs for certain EU and U.K. market participants which could impact trading on ICE Futures Europe and ICE Endex. The impact to our business and corresponding regulatory changes remain uncertain at this time. We are monitoring the impact to our business as a result of these discussions and are pursuing avenues to facilitate continued access for EU and U.K. customers to our services in the event that the transition period ends without any equivalence determination for trading venues being made.
•The regulatory structure applicable to non-EU clearing houses. On January 1, 2020, EMIR 2.2 became effective, which revises the EU's current regulatory and supervisory structure for EU and non-EU clearing houses. In September 2020, the delegated regulations on the criteria for determining whether a non-EU clearing house is systemically important to the EU entered into force and, for those non-EU clearing houses that are systemically important to the EU, ESMA will assess whether compliance with the clearing house's home country regulation satisfies compliance with EU requirements. ESMA has recognized ICE Clear Europe as a third country CCP under EMIR and determined that it is a Tier 2 CCP on the basis that it is systemically important to the financial stability of the EU or one or more of its Member States. ESMA's continuing implementation of these delegated regulations could impact one or more of our other non-EU clearing houses.
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
In June 2020, NYSE, Nasdaq and Cboe Global Markets filed petitions for review of the SIP Order with the U.S. Court of Appeals for the District of Columbia. In August 2020, the SEC adopted a change to Rule 608 that eliminates the provision allowing market data fee changes proposed by the National Market System Plans, or NMS Plans, to become immediately effective. Further, in August 2020, the exchanges and the Financial Industry Regulatory Authority, or FINRA, submitted to the SEC a proposed new, single NMS Plan to replace the three existing NMS Plans that govern the dissemination of real-time, consolidated equity market data for NMS stocks, in accordance with an SEC order directing the exchanges and FINRA to submit such a plan. This proposed new single NMS Plan would not replace the current NMS Plans until it is published for comment and approved by the SEC. Approval of the new SIP

Plan by the SEC may affect NYSE's revenues from the sale of consolidated market data since all the market data fees for consolidated market data would be required to be re-filed with the SEC and would not be effective until approved.
•Position limits. The adoption and implementation of position limit rules in the U.S. and the EU could have an impact on our commodities business if comparable trading venues in foreign jurisdictions are not subject to equivalent rules. Position limits became effective in the EU beginning January 2018 under MiFID II and are relevant to the markets operated by ICE Futures Europe and ICE Endex. In July 2020, the EC published a legislative proposal for amendments to MiFID II which narrowed the scope of the position limits regime by restricting the scope of the position limits to critical or significant contracts. In October 2020, the CFTC finalized its position limit rulemaking which replaced the CFTC's prior Dodd-Frank position limit efforts. There is potential for further divergence between MiFID II and U.S. position limit rules if the EU does not make changes to MiFID II or makes changes inconsistent with U.S. regulations.
•Benchmarks Regulation. In July 2020, the EC published a legislative proposal reviewing the EU Benchmarks Regulation, or BMR, and included a proposal to provide the EC with the power to designate a replacement benchmark for contracts referencing a benchmark in cessation. In June 2020, the U.K. Government announced its intention to amend the U.K.’s regulatory framework for benchmarks to ensure the FCA has the power to manage and direct any wind-down period prior to a LIBOR cessation, including powers to direct a methodology change for a critical benchmark. Increasing the powers of the FCA to change the methodology of a benchmark or the underlying market represented by a benchmark, such as LIBOR, could result in increased risks to the administrator and users of such benchmark, such as the operator of a derivatives market.

Consolidated Financial Highlights
The following summarizes our results and significant changes in our consolidated financial performance for the periods presented (dollars in millions, except per share amounts and YTD represents the nine-month periods ended September 30th):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Revenues, less transaction-based expenses	$4,365	$3,904	12%	$1,411	$1,336	6%
Operating expenses	$2,112	$1,853	14%	$784	$630	25%
Adjusted operating expenses(1)	$1,783	$1,619	10%	$611	$551	11%
Operating income	$2,253	$2,051	10%	$627	$706	(11) %
Adjusted operating income(1)	$2,582	$2,285	13%	$800	$785	2%
Operating margin	52%	53%	(1 pt)	44%	53%	(9 pts)
Adjusted operating margin(1)	59%	59%	—	57%	59%	(2 pts)
Other income (expense), net	$(161)	$(157)	2%	$(44)	$(66)	(34) %
Income tax expense	$512	$387	32%	$189	$103	82%
Effective tax rate	24%	20%	4 pts	32%	16%	16 pts
Net income attributable to ICE	$1,563	$1,485	5%	$390	$529	(26) %
Adjusted net income attributable to ICE(1)	$1,861	$1,660	12%	$569	$599	(5) %
Diluted earnings per share attributable to ICE common stockholders	$2.83	$2.62	8%	$0.71	$0.94	(24) %
Adjusted diluted earnings per share attributable to ICE common stockholders(1)	$3.37	$2.93	15%	$1.03	$1.06	(3) %
Cash flows from operating activities	$1,815	$1,882	(4) %

(1) The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. Adjusted net income attributable to ICE and adjusted diluted earnings per share attributable to ICE common stockholders are presented net of taxes. These adjusted numbers are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Financial Measures” below.
•Revenues, less transaction-based expenses, increased $461 million and $75 million for the nine and three months ended September 30, 2020, respectively, from the comparable periods in 2019. See "-Trading and Clearing

Segment" and "Data and Listings Segment" below for a discussion of the significant changes in our revenues. The increase in revenues during the nine and three months ended September 30, 2020 includes $2 million in unfavorable foreign exchange effects and $8 million in favorable foreign exchange effects, respectively, arising from fluctuations in the U.S. dollar from the comparable periods in 2019. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Rate Risk" below for additional information on the impact of currency fluctuations.
•Operating expenses increased $259 million and $154 million for the nine and three months ended September 30, 2020, respectively, from the comparable periods in 2019. See "-Consolidated Operating Expenses" below for a discussion of the significant changes in our operating expenses. The increase in operating expenses includes minimal foreign exchange effect during the nine months ended September 30, 2020 and $4 million in unfavorable foreign exchange effects for the three months ended September 30, 2020 arising from fluctuations in the U.S. dollar from the comparable periods in 2019. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Rate Risk" below for additional information on the impact of currency fluctuations.
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

Trading and Clearing Segment
The following presents selected statements of income data for our Trading and Clearing segment (dollars in millions and YTD represents the nine-month periods ended September 30th):

REVENUES, LESS TRANSACTION-BASED EXPENSES
2,500
2,000
1,500
1,000
500
0
$ (Millions)
$1,916
$194
$34
$268
$225
$252
$194
$749
$2,304
$224
$38
$424
$288
$275
$197
$858
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

	Nine Months Ended September 30,			Three Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Revenues:
Energy futures and options contracts	$858	$749	15%	$229	$265	(14)%
Agricultural and metals futures and options contracts	197	194	1	54	60	(11)
Financial futures and options contracts	275	252	9	76	91	(16)
Cash equities and equity options	1,934	1,201	61	593	401	48
Fixed income and credit	424	268	59	191	101	89
OTC and other transactions	38	34	13	12	11	13
Transaction and clearing, net	3,726	2,698	38	1,155	929	24
Other revenues	224	194	15	75	67	12
Revenues	3,950	2,892	37	1,230	996	24
Transaction-based expenses	1,646	976	69	519	327	59
Revenues, less transaction-based expenses	2,304	1,916	20	711	669	6
Other operating expenses	691	554	25	243	195	25
Depreciation and amortization	217	177	22	87	60	43
Acquisition-related transaction and integration costs	90	1	n/a	76	—	n/a
Operating expenses	998	732	36	406	255	59
Operating income	$1,306	$1,184	10%	$305	$414	(26)%
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
For the nine months ended September 30, 2020 and 2019, 19% and 20%, respectively, of our Trading and Clearing segment revenues, less transaction-based expenses, were billed in pounds sterling or euros and for the three months ended September 30, 2020 and 2019, 17% and 19%, respectively, of our Trading and Clearing segment revenues, less transaction-based expenses, were billed in pounds sterling or euros. For the nine months ended September 30, 2020 as compared to the same period in 2019, foreign currency fluctuations due to the strengthening of the U.S. dollar compared to the euro resulted in a decrease of $2 million to our Trading and Clearing segment revenues, less transaction-based expenses. For the three months ended September 30, 2020 as compared to the same period in 2019, foreign currency fluctuations due to the weakening of the U.S. dollar compared to the pound sterling and euro resulted in an increase of $6 million to our Trading and Clearing segment revenues, less transaction-based expenses. See Item 3 “- Quantitative and Qualitative Disclosures About Market Risk -Foreign Currency Exchange Rate Risk” below for additional information on the impact of currency fluctuations.
Our transaction and clearing revenues are presented net of rebates. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. We recorded rebates of $742 million and $653 million for the nine months ended September 30, 2020 and 2019, respectively, and $217 million and $218 million for the three months ended September 30, 2020 and 2019, respectively. The increase in rebates for the nine months ended September 30, 2020 from the comparable period in 2019 was primarily due to the increase in volumes traded. Rebates were flat for the three months ended September 30, 2020 from the comparable period in 2019.
•Energy Futures and Options Contracts: Total energy volume increased 20% and revenues increased 15% for the nine months ended September 30, 2020 from the comparable period in 2019 and volume decreased 8% and revenues decreased 14% for the three months ended September 30, 2020 from the comparable period in 2019.
–Total oil volume increased 16% for the nine months ended September 30, 2020 from the comparable period in 2019 due to increased risk management activity driven by shifting supply/demand dynamics related to various geopolitical events and the emergence of COVID-19. Total oil volume decreased 15% for the three months ended September 30, 2020 from the comparable period in 2019 as the third quarter of 2019 benefited from a sharp increase in price volatility related to increased geopolitical tensions across the Middle East.
–Our global natural gas futures and options volume increased 29% and 8% for the nine and three months ended September 30, 2020, respectively. The volume increase in our North American natural gas products was primarily driven by shifting supply/demand dynamics as the price of West Texas Intermediate crude oil, the benchmark for U.S. crude oil, remained at relatively low levels leading to lower levels of shale production and thus, reduced supply of U.S. natural gas. In addition, the strength in our European TTF gas volumes was driven by the continued emergence of TTF as not only the European benchmark, but also the emerging global benchmark, for natural gas as the commodity continues to globalize.
•Agricultural and Metals Futures and Options Contracts: In our agricultural and metals futures and options markets total volume increased 1% for the nine months ended September 30, 2020 and decreased 9% for the three months ended September 30, 2020 from the comparable periods in 2019, and revenues increased 1% for the nine months ended September 30, 2020 and decreased 11% for the three months ended September 30, 2020 from the comparable periods in 2019. The overall increase in agricultural volumes for the nine months ended September 30, 2020 was primarily driven by price volatility resulting from shifting supply/demand dynamics related to COVID-19, the sharp decline in global oil prices and varying global weather patterns. The overall decrease in agricultural volumes for the three months ended September 30, 2020 was primarily driven by lower commodity price volatility than the prior year period.
–Sugar futures and options volumes increased 9% and decreased 14% for the nine and three months ended September 30, 2020, respectively, from the comparable periods in 2019.
–Other agricultural and metal futures and options volume decreased 5% for both the nine and three months ended September 30, 2020 from the comparable periods in 2019.
•Financial Futures and Options Contracts: In our financial futures and options markets total volume decreased 1% and 24%, respectively, for the nine and three months ended September 30, 2020 from the comparable periods in 2019 and revenues increased 9% and decreased 16%, respectively, for the nine and three months ended September 30, 2020 from the comparable periods in 2019.
–Interest rate futures and options volume decreased 4% and 27% for the nine and three months ended September 30, 2020, respectively, from the comparable periods in 2019 and revenue decreased 1% and 26% for the nine and three months ended September 30, 2020, respectively, from the comparable periods in 2019. The interest rate futures and options volume decrease for the nine and three months ended September 30, 2020 was primarily driven by the impact of quantitative easing measures implemented by major central banks in response to COVID-19. Interest rate futures and options revenues were $151 million and $152 million for the nine months ended September 30, 2020 and 2019, respectively, and $40 million and $55 million for the three months ended September 30, 2020 and 2019, respectively.
–Other financial futures and options volume, which includes our MSCI®, FTSE® and NYSE FANG+ equity index products, increased 15% and decreased 9% for the nine and three months ended September 30, 2020, respectively, from the comparable periods in 2019. Other financial futures and options volume increased for the nine months ended September 30, 2020, due to increased equity market volatility driven by accelerating adoption of MSCI® index futures and options as well as uncertainty related to COVID-19. Lower equity index futures and options volumes in the three months ended September 30, 2020 were partially offset by positive trends across our FX futures and options complex, particularly the U.S. Dollar Index futures and options. Other financial futures and options revenues were $124 million and $100 million for the nine months ended September 30, 2020 and 2019, respectively, and $36 million and $36 million for the three months ended September 30, 2020 and 2019, respectively.
•Cash Equities and Equity Options: Cash equities handled volume increased 45% and 29% for the nine and three months ended September 30, 2020, respectively, from the comparable periods in 2019 due to heightened volatility driven by uncertainty related to COVID-19 and various geopolitical events. Cash equities revenues, net of transaction-based expenses, were $216 million and $153 million for the nine months ended September 30, 2020 and 2019, respectively, and $53 million and $51 million for the three months ended September 30, 2020 and 2019, respectively.

Equity options volume increased 53% and 74% for the nine and three months ended September 30, 2020, respectively, from the comparable periods in 2019 primarily due to higher industry volumes and heightened volatility driven by uncertainty related to COVID-19 and various geopolitical events. Equity options revenues, net of transaction-based expenses, were $72 million for both the nine months ended September 30, 2020 and 2019 and $21 million and $23 million for the three months ended September 30, 2020 and 2019, respectively.
•Fixed Income and Credit: Fixed income and credit includes revenues from ICE Mortgage Technology, ICE Bonds and CDS execution and clearing.
CDS clearing revenues were $117 million and $102 million for the nine months ended September 30, 2020 and 2019, respectively, and $33 million and $35 million for the three months ended September 30, 2020 and 2019, respectively. The notional value of CDS cleared was $14.6 trillion and $11.9 trillion for the nine months ended September 30, 2020 and 2019, respectively, and $3.6 trillion and $4.3 trillion for the three months ended September 30, 2020 and 2019, respectively. The increase in CDS clearing revenues for the nine months ended September 30, 2020 from the comparable period in 2019 included record buy-side activity in terms of index notional amount cleared during the period driven by heightened market volatility related to COVID-19.
Mortgage services revenues were $238 million and $90 million for the nine months ended September 30, 2020 and 2019, respectively, and $140 million and $42 million for the three months ended September 30, 2020 and 2019, respectively. The increase in mortgage services revenues was primarily driven by the acquisitions of Ellie Mae in September 2020 and Simplifile in June 2019.
•OTC and Other Transactions: OTC and other transactions include revenues from our OTC energy business and other trade confirmation services.
Other Revenues
Other revenues primarily include interest income on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, technology development fees, exchange membership fees and agricultural grading and certification fees. The increase in other revenues for the nine and three months ended September 30, 2020 from the comparable periods in 2019 was primarily due to increased interest income earned on certain clearing margin deposits reflecting higher balances, increased regulatory fees and the acquisitions of Ellie Mae and Bridge2 Solutions.
Selected Operating Data
The following charts and tables present trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts and YTD represents the nine-month periods ended September 30th):

Volume and Rate per Contract

	Nine Months Ended September 30,			Three Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Number of contracts traded (in millions):
Energy futures and options	600	502	20%	163	177	(8)%
Agricultural and metals futures and options	86	85	1	24	26	(9)
Financial futures and options	487	491	(1)	133	174	(24)
Total	1,173	1,078	9%	320	377	(15)%

	Nine Months Ended September 30,			Three Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Average Daily Volume of contracts traded (in thousands):
Energy futures and options	3,176	2,671	19%	2,545	2,762	(8)%
Agricultural and metals futures and options	456	453	1	376	414	(9)
Financial futures and options	2,531	2,565	(1)	2,024	2,650	(24)
Total	6,163	5,689	8%	4,945	5,826	(15)%

	Nine Months Ended September 30,			Three Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Rate per contract:
Energy futures and options	$1.43	$1.49	(4)%	$1.40	$1.50	(6)%
Agricultural and metals futures and options	$2.29	$2.28	—%	$2.23	$2.27	(2)%
Financial futures and options	$0.56	$0.51	10%	$0.56	$0.52	9%

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

Open Interest

	As of September 30,
	2020	2019	Change
Open interest — in thousands of contracts:
Energy futures and options	41,358	37,621	10%
Agricultural and metals futures and options	3,607	3,873	(7)
Financial futures and options	29,109	34,740	(16)
Total	74,074	76,234	(3)%
The following charts and table present selected cash and equity options trading data (all trading volume below is presented as average net daily trading volume, or ADV, and is single counted and YTD represents the nine-month periods ended September 30th):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2020	2019	Change	2020	2019	Change
NYSE cash equities:
Total cash handled volume (shares in millions)	2,552	1,760	45%	2,151	1,666	29%
Total cash market share matched	22.6%	24.2%	(1.6) pts	21.2%	23.5%	(2.3) pts

NYSE equity options (contracts in thousands):
NYSE equity options volume	4,862	3,185	53%	5,328	3,062	74%
Total equity options volume	26,701	17,478	53%	28,085	17,767	58%
NYSE share of total equity options	18.2%	18.2%	—	19.0%	17.2%	1.7 pts

Revenue capture or rate per contract:
Cash equities rate per contract (per 100 shares)	$0.045	$0.046	(3)%	$0.038	$0.049	(21)%
Equity options rate per contract	$0.08	$0.12	(34)%	$0.06	$0.12	(46)%

Handled volume represents the total number of shares of equity securities, ETFs and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
Transaction-Based Expenses
Our equities and equity options markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. Section 31 fees are recorded on a gross basis as a component of transaction and clearing fee revenue. These Section 31 fees are assessed to recover the government’s costs of supervising and regulating the securities markets and professionals and are subject to change. We, in turn, collect corresponding activity assessment fees from member organizations clearing or settling trades on the equities and options exchanges, and recognize these amounts in our transaction and clearing revenues when invoiced. The activity assessment fees are designed to equal the Section 31 fees. As a result, activity assessment fees and the corresponding Section 31 fees do not have an impact on our net income, although the timing of payment by us will vary from collections. Section 31 fees were $465 million and $274 million for the nine months ended September 30, 2020 and 2019, respectively, and $145 million and $105 million for the three months ended September 30, 2020 and 2019, respectively. The fees we collect are included in cash at the time of receipt and we remit the amounts to the SEC semi-annually as required. The total amount is included in accrued liabilities and was $53 million as of September 30, 2020.
We make liquidity payments to cash and options trading customers, as well as routing charges made to other exchanges which are included in transaction-based expenses. We incur routing charges when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We record routing charges on a gross basis as a component of transaction and clearing fee revenue. Cash liquidity payments, routing and clearing fees were $1.2 billion and $702 million for the nine months ended September 30, 2020 and 2019, respectively, and $374 million and $222 million for the three months ended September 30, 2020 and 2019, respectively.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Trading and Clearing segment's operating expenses, operating income and operating margin (dollars in millions). See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Trading and Clearing Segment:	Nine Months Ended September 30,			Three Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Operating expenses	$998	$732	36%	$406	$255	59%
Adjusted operating expenses(1)	$813	$662	23%	$282	$231	21%
Operating income	$1,306	$1,184	10%	$305	$414	(26)%
Adjusted operating income(1)	$1,491	$1,254	19%	$429	$438	(1)%
Operating margin	57%	62%	(5 pts)	43%	62%	(19 pts)
Adjusted operating margin(1)	65%	65%	—	61%	65%	(4 pts)

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

Data and Listings Segment
The following charts and table present our selected statements of income data for our Data and Listings segment (dollars in millions and YTD represents the nine-month periods ended September 30th):

REVENUES
2,500
2,000
1,500
1,000
500
0
$ (Millions)
$1,988
$336
$315
$528
$809
$2,061
$334
$330
$552
$845
YTD 2019
YTD 2020
Pricing and Analytics
Exchange Data and Feeds
Desktops and Connectivity
Listings

(1) The adjusted numbers in the charts above are calculated by excluding items that are not reflective of our cash operations and core business performance. As a result, these adjusted numbers are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Financial Measures” below.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Revenues:
Pricing and analytics	$845	$809	4%	$287	$273	5%
Exchange data and feeds	552	528	4	189	172	9
Desktops and connectivity	330	315	5	113	108	4
Data services	1,727	1,652	5	589	553	6
Listings	334	336	(1)	111	114	(2)
Revenues	2,061	1,988	4	700	667	5
Other operating expenses	837	825	2	285	277	3
Depreciation and amortization	277	296	(6)	93	98	(4)
Operating expenses	1,114	1,121	(1)	378	375	1
Operating income	$947	$867	9%	$322	$292	10%
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
For both the nine and three months ended September 30, 2020 and the nine and three months ended September 30, 2019, 7% of our Data and Listings segment revenues were billed in pounds sterling or euros (all relating to our data services revenues). As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues denominated in foreign currencies changes accordingly. Foreign currency fluctuations resulted in minimal foreign exchange impact during the nine months ended September 30, 2020 on our Data and Listings segment revenues. Due to the weakening of the U.S. dollar compared to the pound sterling and euro, for the three months ended September 30, 2020 as compared to the same period in 2019, foreign currency fluctuations resulted in an increase of $2 million to our Data and Listings segment revenues.
Our data services revenues are primarily subscription-based and increased 5% and 6% for the nine and three months ended September 30, 2020 from the comparable periods in 2019, respectively. The increase in revenues was primarily due to the strong retention rate of existing customers, the addition of new customers, increased purchases by existing customers and increases in pricing of our products.
•Pricing and Analytics: Our pricing and analytics revenues increased 4% and 5% for the nine and three months ended September 30, 2020, respectively, from the comparable periods in 2019. The increase in revenue was due to strength in our index businesses and continued growth in our pricing and reference data business driven by the strong retention rate of existing customers, the addition of new customers, increased purchases by existing customers and increases in pricing of our products.
•Exchange Data and Feeds: Our exchange data and feeds revenues increased 4% and 9% for the nine and three months ended September 30, 2020 from the comparable periods in 2019, respectively. The increase in revenue was largely due to growth in NYSE exchange data during the three months ended September 30, 2020, as well as continued growth in our futures exchange data and our consolidated feed offering, which was driven by the strong retention rate of existing customers, the addition of new customers and increases in pricing of our products.
•Desktops and Connectivity: Our desktop and connectivity revenues increased 5% and 4% for the nine and three months ended September 30, 2020, respectively, from the comparable periods in 2019. The increase in revenue was driven primarily by growth in our connectivity services including the ICE Global Network, coupled with stronger desktop revenues.
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

As of September 30, 2020, ASV was $2.098 billion, which increased 5.8% compared to the ASV as of September 30, 2019. This does not adjust for year-over-year foreign exchange fluctuations or impacts of acquisitions.
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
Our listings revenues decreased 1% and 2% for the nine and three months ended September 30, 2020, respectively, compared to the comparable periods in 2019.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Data and Listings segment's operating expenses, operating income and operating margin (dollars in millions). See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Data and Listings Segment:	Nine Months Ended September 30,			Three Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Operating expenses	$1,114	$1,121	(1)%	$378	$375	1%
Adjusted operating expenses(1)	$970	$957	1%	$329	$320	3%
Operating income	$947	$867	9%	$322	$292	10%
Adjusted operating income(1)	$1,091	$1,031	6%	$371	$347	7%
Operating margin	46%	44%	2 pts	46%	44%	2 pts
Adjusted operating margin(1)	53%	52%	1 pt	53%	52%	1 pt

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

Consolidated Operating Expenses
The following presents our consolidated operating expenses (dollars in millions and YTD represents the nine-month periods ended September 30th):

CONSOLIDATED OPERATING EXPENSES
2,500
2,000
1,500
1,000
500
0
$ (Millions)
$1,853
$473
$514
$98
$768
$2,112
$494
$579
$190
$849
YTD 2019
YTD 2020
Compensation and Benefits
Professional services and acquisition-related transaction and integration costs
Technology and communication, rent and occupancy, and selling, general and administrative
Depreciation and amortization

	Nine Months Ended September 30,			Three Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Compensation and benefits	$849	$768	11%	$298	$261	14%
Professional services	100	97	3	37	35	9
Acquisition-related transaction and integration costs	90	1	n/a	76	—	n/a
Technology and communication	388	346	12	131	126	4
Rent and occupancy	59	52	15	19	17	13
Selling, general and administrative	132	116	14	43	33	29
Depreciation and amortization	494	473	4	180	158	14
Total operating expenses	$2,112	$1,853	14%	$784	$630	25%
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
For the nine months ended September 30, 2020 and 2019, 11% and 12%, respectively, of our operating expenses were billed in pounds sterling or euros and for the three months ended September 30, 2020 and 2019, 10% and 12%, respectively, of our operating expenses were billed in pounds sterling or euros. Due to fluctuations in the U.S. dollar compared to the pound sterling and euro, our consolidated operating expenses increased $4 million during the three months ended September 30, 2020 from the comparable period in 2019, and there was a minimal effect on the nine months ended September 30, 2020 from the comparable period in 2019. See Item 3 “— Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” below for additional information.
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

	Nine Months Ended September 30,			Three Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Employee headcount	8,445	5,435	55%
Stock-based compensation expenses	$95	$100	(6)%	$34	$36	(7)%
Employee headcount increased for the nine months ended September 30, 2020 from the comparable period in 2019 primarily due to new employees at Ellie Mae, Bridge2 Solutions and in our ICE India office, who had previously been our contractors. Total compensation and benefits expenses increased for the nine and three months ended September 30, 2020 from the comparable periods in 2019 primarily due to $50 million and $24 million, respectively, in additional costs related to the acquisitions of Ellie Mae, Simplifile and Bridge2 Solutions and the establishment of ICE India, as well as increases of $20 million and $9 million, respectively, of expenses related to other increases in employee headcount and 2020 merit pay. The stock-based compensation expenses in the table above relate to employee stock option and restricted stock awards.
Professional Services Expenses
Professional services expense includes fees for consulting services received on strategic and technology initiatives, temporary labor, as well as regulatory, legal and accounting fees, and may fluctuate as a result of changes in the use of these services in our business.
Professional services expenses increased for the nine and three months ended September 30, 2020 from the comparable periods in 2019 due to increased costs associated with regulatory and litigation matters and our acquisition of Ellie Mae.
Acquisition-Related Transaction and Integration Costs
We incurred $90 million and $76 million in acquisition-related transaction costs for the nine and three months ended September 30, 2020, respectively, primarily related to our September 2020 acquisition of Ellie Mae and our February 2020 Bakkt acquisition of Bridge2 Solutions. The Bridge2 Solutions acquisition costs include expenses of $10 million resulting from a Bakkt incentive award market condition estimation adjustment that was directly related to the March 2020 capital call to fund the acquisition of Bridge2 Solutions. For the nine months ended September 30, 2019, we incurred $1 million in acquisition-related transaction and integration costs and for the three months ended September 30, 2019, such costs were nominal.
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
Technology and communications expense also includes fees paid for access to external market data, licensing and other fee agreement expenses. Technology and communications expenses may be impacted by growth in electronic contract volume, our capacity requirements, changes in the number of telecommunications hubs and connections with customers to access our electronic platforms directly. Beginning in the second quarter of 2019, we have reflected amounts owed under certain third-party revenue share arrangements as technology and communication operating expenses rather than as had been previously recorded net within transaction and clearing revenues, which resulted in an increase in technology and communications expense of $14 million for the nine months ended September 30, 2020 as compared to the comparable period in 2019. Technology and communications expenses also increased by $15 million for the nine months ended September 30, 2020 related to increased 2020 third-party revenue share fees. In addition, for the nine and three months ended September 30, 2020 total technology and communications expenses increased $15 million and $9 million, respectively, due to our acquisitions of Ellie Mae and Bridge2 Solutions in 2020 and Simplifile in 2019, partially offset by lower data services costs.
Rent and Occupancy Expenses
Rent and occupancy expense relates to leased and owned property and includes rent, maintenance, real estate taxes, utilities and other related costs. We have significant operations located in and around Atlanta, New York, Pleasanton, London and Hyderabad with smaller offices located throughout the world.
Rent and occupancy expenses increased for the nine and three months ended September 30, 2020 from the comparable periods in 2019 primarily due to the early termination of our NYSE Chicago office lease and the acquisition of Ellie Mae.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include marketing, advertising, public relations, insurance, bank service charges, dues and subscriptions, travel and entertainment, non-income taxes and other general and administrative costs.
Selling, general and administrative expenses increased for the nine months ended September 30, 2020 from the comparable period in 2019 primarily due to a $10 million charitable contribution in support of COVID-19 relief efforts, $8 million in accruals for investigations and inquiries and due to our acquisition of Ellie Mae, partially offset by lower travel expenses. Selling, general and administrative expenses increased for the three months ended September 30, 2020 from the comparable period in 2019 primarily due to an increase in accruals for investigations and inquiries, marketing costs and other taxes and fees, as well as due to our acquisition of Ellie Mae.
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
We recorded amortization expenses on intangible assets acquired as part of our acquisitions, as well as on other intangible assets, of $236 million and $235 million for the nine months ended September 30, 2020 and 2019, respectively, and $95 million and $79 million for the three months ended September 30, 2020 and 2019, respectively. Amortization expense increased for the nine and three months ended September 30, 2020 from the comparable periods in 2019 primarily due to $23 million in amortization expenses recorded on the Ellie Mae intangible assets following our acquisition, partially offset by certain Interactive Data intangible assets that became fully amortized in the fourth quarter of 2019.
We recorded depreciation expenses on our fixed assets of $258 million and $238 million for the nine months ended September 30, 2020 and 2019, respectively, and $85 million and $79 million for the three months ended September 30, 2020 and 2019, respectively. Depreciation expense increased for the nine and three months ended September 30, 2020 from the comparable periods in 2019 primarily due to depreciation resulting from increased software development and networking equipment and due to our September 2020 acquisition of Ellie Mae.

Consolidated Non-Operating Income (Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following tables present our non-operating income (expenses) (dollars in millions):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Other income (expense):
Interest income	$9	$27	(66)%	$1	$8	(88)%
Interest expense	(245)	(214)	15	(89)	(72)	24
Other income (expense), net	75	30	155	44	(2)	n/a
Total other income (expense), net	$(161)	$(157)	2%	$(44)	$(66)	(34)%
Net income attributable to non-controlling interest	$(17)	$(22)	(19)%	$(4)	$(8)	(39)%
Interest Income
Interest income decreased for the nine and three months ended September 30, 2020 from the comparable periods in 2019 primarily due to a decrease in short-term interest rates on various investments.
Interest Expense
Interest expense increased for the nine and three months ended September 30, 2020 from the comparable periods in 2019 primarily due to the issuance of new senior notes in May 2020 and August 2020 related to the Ellie Mae acquisition, including $5 million in pre-acquisition interest expense. In addition, interest expense increased for the nine months ended September 30, 2020 from the comparable period in 2019 due to a $14 million extinguishment payment we incurred related to the June 2020 early redemption of senior notes with an original maturity of December 1, 2020. See “- Debt” below.
Other income, net
We own a 40% interest in the OCC, which is regulated by the SEC and the CFTC. We recognized $84 million and $51 million during the nine months ended September 30, 2020 and 2019, respectively, and $49 million and $15 million during the three months ended September 30, 2020 and 2019, respectively, of equity earnings as our share of the OCC's estimated profits, which is included in other income. Included within the amounts recognized during the nine and three months ended September 30, 2020, is a $36 million cumulative adjustment to increase our equity earnings for our share of the OCC's estimated profits due to an increase in the OCC’s 2020 transaction revenues. During the nine months ended September 30, 2019, equity earnings in the OCC included a $19 million earnings adjustment in other income to reflect the disapproved OCC capital plan that had originally been established in 2015. Refer to Note 4 to our consolidated financial statements included in our 2019 Form 10-K for additional details on our OCC investment.
We incurred foreign currency transaction losses of $2 million and $1 million for the nine months ended September 30, 2020 and 2019, respectively, and $3 million and $1 million for the three months ended September 30, 2020 and 2019, respectively. This was primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. Foreign currency transaction gains and losses are recorded in other income, net, when the settlement of foreign currency assets, liabilities and payables occur in non-functional currencies and there is an increase or decrease in the period-end foreign currency exchange rates between periods. See Item 3 “- Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” included elsewhere in this Quarterly Report for more information on these items.
In 2016, the SEC approved a plan to establish a market-wide consolidated audit trail, or CAT, to improve regulators’ ability to monitor trading activity with a phased implementation through 2019. Funding of the implementation and operation of the CAT was ultimately expected to be provided by both the execution venues, including us, and industry members. To date, however, funding has been provided solely by the execution venues in exchange for promissory notes expected to be repaid if industry member fees are: (i) approved by the SEC and (ii) collected to fund the CAT. Due to delays and failures in implementation and functionality by the original plan processor, as well as recently published proposals by the SEC for an amended timeline and implementation structure and the most recent CAT financial statements, we believe the risk that execution venues are not reimbursed has increased, resulting in a $2 million CAT promissory note impairment during the nine months ended September 30, 2020 in addition to a $16 million impairment recorded during the nine and three months ended September 30, 2019. These impairment charges are both related to the work performed by the original plan processor.

Non-controlling Interest
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests. As of September 30, 2020, our non-controlling interests included those related to the non-ICE limited partners' interest in our CDS clearing subsidiaries, non-controlling interests in ICE Futures Abu Dhabi and redeemable non-controlling interests of the non-ICE partners in Bakkt. During the nine months ended September 30, 2020, we received a contribution from a group of minority investors for a non-controlling interest in ICE Futures Abu Dhabi.
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
Consolidated Income Tax Provision
Consolidated income tax expense was $512 million and $387 million for the nine months ended September 30, 2020 and 2019, respectively, and $189 million and $103 million for the three months ended September 30, 2020 and 2019, respectively. The change in consolidated income tax expense between periods is primarily due to the tax impact of changes in our pre-tax income and the changes in our effective tax rate each period. Our effective tax rate was 24% and 20% for the nine months ended September 30, 2020 and 2019, respectively, and 32% and 16% for the three months ended September 30, 2020 and 2019, respectively. The effective tax rates for the nine and three months ended September 30, 2020 are higher than the effective tax rates for the comparable periods in 2019 primarily due to U.K. tax law changes enacted in July 2020, partially offset by favorable state apportionment changes as a result of our acquisition of Ellie Mae, as well as favorable changes in certain international tax provisions as part of the TCJA during the three months ended September 30, 2019.
In 2015 and 2016, the U.K. enacted corporate income tax rate reductions from 19% to 17% to be effective prospectively on April 1, 2020 and we recorded associated deferred tax benefits in those years. In July 2020, the U.K. enacted a reinstatement of the U.K. corporate income tax rate back to 19%, effective April 1, 2020. As a result, we revalued our U.K. deferred tax assets and liabilities back to the rate of 19%, and recorded an additional $65 million deferred tax expense during the three months ended September 30, 2020. We also reflected the rate change in our estimated annual effective tax rate during the three months ended September 30, 2020.
On March 27, 2020, the CARES Act was enacted and certain income tax related relief was provided under the CARES Act. There is no material impact of the CARES Act on our income tax provision for the nine and three months ended September 30, 2020.

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

	Three Months Ended,
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Revenues:
Energy futures and options contracts	$229	$276	$353	$243	$265
Agricultural and metals futures and options contracts	54	59	84	57	60
Financial futures and options contracts	76	76	123	80	91
Cash equities and equity options	593	672	669	442	401
Fixed income and credit	191	111	122	96	101
OTC and other transactions	12	13	13	11	11
Total transaction and clearing, net	1,155	1,207	1,364	929	929
Pricing and analytics	287	282	276	274	273
Exchange data and feeds	189	183	180	176	172
Desktops and connectivity	113	109	108	109	108
Total data services	589	574	564	559	553
Listings	111	111	112	113	114
Other revenues	75	74	75	66	67
Total revenues	1,930	1,966	2,115	1,667	1,663
Transaction-based expenses	519	571	556	369	327
Total revenues, less transaction-based expenses	1,411	1,395	1,559	1,298	1,336
Compensation and benefits	298	273	278	274	261
Professional services	37	34	29	28	35
Acquisition-related transaction and integration costs	76	2	12	1	—
Technology and communication	131	126	131	123	126
Rent and occupancy	19	19	21	16	17
Selling, general and administrative	43	40	49	45	33
Depreciation and amortization	180	157	157	189	158
Total operating expenses	784	651	677	676	630
Operating income	627	744	882	622	706
Other income (expense), net	(44)	(71)	(46)	(35)	(66)
Income tax expense	189	145	178	134	103
Net income	$394	$528	$658	$453	$537
Net income attributable to non-controlling interest	(4)	(5)	(8)	(5)	(8)
Net income attributable to Intercontinental Exchange, Inc.	$390	$523	$650	$448	$529

Liquidity and Capital Resources
Below are charts that reflect our capital allocation. The acquisition and integration costs in the chart below include cash paid for acquisitions, net of cash received for divestitures, cash paid for equity investments, cash paid for non-controlling interest and redeemable non-controlling interest, and acquisition-related transaction and integration costs, in each period (YTD represents the nine-month periods ended September 30th).
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
See “– Recent Developments” above for a discussion of the acquisitions that we made during the nine months ended September 30, 2020. These acquisitions were funded from borrowings under our Commercial Paper Program and new term loan, the net proceeds from the issuance of the August 2020 Notes and cash flows from operations.
Our Commercial Paper Program enables us to borrow efficiently at reasonable short-term interest rates and provides us with the flexibility to de-lever using our strong annual cash flows from operating activities whenever our leverage becomes elevated as a result of investment or acquisition activities. We had net issuances of $1.1 billion under our Commercial Paper Program during the nine months ended September 30, 2020.
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
Consolidated cash and cash equivalents were $610 million and $841 million as of September 30, 2020 and December 31, 2019, respectively. We had $1.4 billion and $1.3 billion in short-term and long-term restricted cash and cash equivalents as of September 30, 2020 and December 31, 2019, respectively.
As of September 30, 2020, the amount of unrestricted cash held by our non-U.S. subsidiaries was $270 million. Due to U.S. tax reform, the majority of our foreign earnings since January 1, 2018 have been subject to immediate U.S. income taxation, and the existing non-U.S. unrestricted cash balance can be distributed to the U.S. in the future with no material additional income tax consequences.
Our cash and cash equivalents and financial investments are managed as a global treasury portfolio of non-speculative financial instruments that are readily convertible into cash, such as overnight deposits, term deposits, money market funds, mutual funds for treasury investments, short duration fixed income investments and other money market instruments, thus ensuring high liquidity of financial assets. We may invest a portion of our cash in excess of short-term operating needs in investment-grade marketable debt securities, including government or government-sponsored agencies and corporate debt securities. As of September 30, 2020, we held $29 million of unrestricted cash that was set aside for legal, regulatory, and surveillance operations at NYSE.
In December 2019, our Board approved an aggregate of $2.4 billion for future repurchases of our common stock with no fixed expiration date that became effective January 1, 2020. The $2.4 billion replaced the previous amount approved by the Board.
For the nine months ended September 30, 2020, we repurchased 13.6 million shares of our outstanding common stock at a cost of $1.2 billion, including 10.4 million shares at a cost of $948 million under our Rule 10b5-1 trading plan and 3.2 million shares at a cost of $299 million on the open market during an open trading period. For the nine months ended September 30, 2019, we repurchased 13.8 million shares of our outstanding common stock at a cost of $1.1 billion, including 12.5 million shares at a cost of $1.0 billion under our Rule 10b5-1 trading plan and 1.3 million shares at a cost of $100 million on the open market. The shares repurchased are held in treasury stock.
As of September 30, 2020, up to $1.2 billion capacity remains from the Board authorization for repurchases of our common stock. We fund repurchases from our operating cash flow or borrowings under our Commercial Paper Program or our debt facilities. Repurchases of our common stock may be made from time to time on the open market, through established trading plans, in privately-negotiated transactions or otherwise, in accordance with all applicable securities laws, rules and regulations.
We may discontinue stock repurchases at any time and may amend or terminate a Rule 10b5-1 trading plan at any time. Prior to early August 2020, we had a Rule 10b5-1 trading plan that governed some of the repurchases of our shares of common stock, but in connection with the Ellie Mae acquisition, we discontinued stock repurchases and terminated our Rule 10b5-1 trading plan. The approval of our Board for the share repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our Board may increase or decrease the amount of capacity we have for repurchases from time to time.
From time to time, we enter into Rule 10b5-1 trading plans, as authorized by our Board, to govern some or all of the repurchases of our shares of common stock. The timing and extent of future repurchases that are not made pursuant to a Rule 10b5-1 trading plan will be at our discretion and will depend upon many conditions. In making a determination regarding any stock repurchases, management considers multiple factors, including overall stock market conditions, our common stock price performance, the remaining amount authorized for repurchases by our Board, the potential impact of a stock repurchase program on our corporate debt ratings, our expected free cash flow and working capital needs, our current and future planned strategic growth initiatives, and other potential uses of our cash and capital resources.
Cash Flow
The following table presents the major components of net changes in cash, cash equivalents, and restricted cash and cash equivalents (in millions):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$1,815	$1,882
Investing activities	(9,702)	(512)
Financing activities	7,709	(1,251)
Effect of exchange rate changes	1	(2)
Net (decrease)/ increase in cash, cash equivalents and restricted cash and cash equivalents	$(177)	$117
Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, deferred taxes, stock based compensation and the effects of changes in working capital.
The $67 million decrease in net cash provided by operating activities during the nine months ended September 30, 2020 as compared to the prior period in 2019 was driven by slower accounts receivable collections of $131 million, primarily due to our decision to allow NYSE listed companies to delay payment of their annual invoices until later in the year and higher income taxes paid due to the U.K. government accelerating its required income tax installment payments in 2020 of $123 million, partially offset by a $73 million increase in net income and the non-cash impact of deferred taxes of $119 million, which includes the impact of the U.K. tax rate increase on our deferred tax assets and liabilities. The remaining change is due to fluctuations in our working capital and the timing of various payments such as transaction-related expenses.
Investing Activities
Consolidated net cash used in investing activities for the nine months ended September 30, 2020 relates to $9.4 billion in cash paid for acquisitions (primarily Ellie Mae), net of cash acquired, $114 million of capital expenditures and $154 million of capitalized software development expenditures.

Consolidated net cash used in investing activities for the nine months ended September 30, 2019 primarily relates to $352 million cash paid for acquisitions (primarily Simplifile), $87 million of capital expenditures, $116 million of capitalized software development expenditures and a $44 million return of capital related to our equity method investment in the OCC and proceeds from investments related to MERS. Refer to Note 4 to our consolidated financial statements included in this Quarterly Report for additional details on our OCC investment.
The capital expenditures primarily relate to hardware and software purchases to continue the development and expansion of our electronic platforms, data services and clearing houses, and leasehold improvements. The software development expenditures primarily relate to the continued development and expansion of our electronic trading platforms, data services and clearing houses.
Financing Activities
Consolidated net cash provided by financing activities for the nine months ended September 30, 2020 primarily relates to $9.6 billion in net proceeds from the issuances of the May 2020 Notes and the August 2020 Notes and borrowings under the new term loan facility maturing on February 21, 2022 and $1.1 billion in net issuances under our Commercial Paper

Program, partially offset by $1.3 billion in repayments of our December 2020 Senior Notes, $1.2 billion in repurchases of common stock, $500 million in dividend payments to stockholders and $72 million in cash payments related to treasury shares received for restricted stock tax payments and stock option exercises.
Consolidated net cash used in financing activities for the nine months ended September 30, 2019 primarily relates to $1.1 billion in repurchases of common stock, $367 million in net issuances under our Commercial Paper Program, $467 million in dividend payments to our stockholders and $64 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises.
Debt
As of September 30, 2020, we had $17.3 billion in outstanding debt, consisting of $747 million under our term loan, $14.1 billion of senior notes, $2.5 billion under the Commercial Paper Program and $3 million under a line of credit at our ICE India subsidiary. The commercial paper notes had original maturities ranging from one to 358 days as of September 30, 2020, with a weighted average interest rate of 0.39% per annum, and a weighted average remaining maturity of 53 days. As of December 31, 2019, we had $7.8 billion in outstanding debt, consisting of $6.5 billion of senior notes, $1.3 billion under the Commercial Paper Program and $10 million under a line of credit at our ICE India subsidiary. The commercial paper notes had original maturities ranging from two to 87 days as of December 31, 2019, with a weighted average interest rate of 1.84% per annum, and a weighted average remaining maturity of 22 days. Our current fixed rate debt of $12.9 billion has a weighted average maturity of 16 years and a weighted average cost of 3.0% per annum.
We currently have a $3.7 billion senior unsecured revolving credit facility pursuant to a credit agreement with Wells Fargo Bank, N.A., as primary administrative agent, issuing lender and swing-line lender, Bank of America, N.A., as syndication agent, backup administrative agent and swing-line lender, and the lenders party thereto. As of September 30, 2020, of the $3.7 billion that is currently available for borrowing under the Credit Facility, $2.5 billion is required to back-stop the amount outstanding under our Commercial Paper Program and $171 million is required to support certain broker-dealer and other subsidiary commitments. The amount required to back-stop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $1.0 billion is available for working capital and general corporate purposes including, but not limited to, acting as a back-stop to future increases in the amounts outstanding under the Commercial Paper Program.
On August 21, 2020, we entered into a $750 million 18-month senior unsecured delayed draw term loan facility with a maturity date of February 21, 2022. We borrowed in full under the facility on September 3, 2020. Interest on borrowings under the term loan facility initially bear interest on the principal amount outstanding at LIBOR plus an applicable margin, currently equal to 1.125%. The proceeds from borrowings under this term loan facility were used to fund a portion of the purchase price for the Ellie Mae acquisition.
On August 20, 2020, we issued $6.5 billion in aggregate principal amount of new senior notes, comprised of $1.25 billion in aggregate principal amount of floating rate senior notes due in 2023, $1.0 billion in aggregate principal amount of 0.70% senior notes due in 2023, $1.5 billion in aggregate principal amount of 1.85% senior notes due in 2032, $1.25 billion in aggregate principal amount of 2.65% senior notes due in 2040, and $1.5 billion in aggregate principal amount of 3.00% senior notes due in 2060. We used the net proceeds from the offering to fund a portion of the purchase price for the Ellie Mae acquisition.
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
We currently expect to incur capital expenditures (including operational and real estate capital expenditures) and to incur software development costs that are eligible for capitalization ranging in the aggregate between $410 million and

$420 million in 2020, which we believe will support the enhancement of our technology, business integration and the continued growth of our businesses.
In December 2019, our Board approved an aggregate of $2.4 billion for future repurchases of our common stock with no fixed expiration date that became effective on January 1, 2020. We expect this authorization to provide us with capacity for buybacks over six quarters and flexibility to act opportunistically. As of September 30, 2020, we had $1.2 billion authorized for future repurchases of our common stock. Refer to Note 10 to our consolidated financial statements included in this Quarterly Report for additional details on our stock repurchase plan.
Our Board has adopted a quarterly dividend policy providing that dividends will be approved quarterly by the Board or the Audit Committee taking into account factors such as our evolving business model, prevailing business conditions, our current and future planned strategic growth initiatives and our financial results and capital requirements, without a predetermined net income payout ratio. During the third quarter of 2020, we paid a quarterly dividend of $0.30 per share of our common stock for an aggregate payout of $170 million, which includes the payment of dividend equivalents on unvested employee restricted stock units. On October 29, 2020, we announced a $0.30 per share dividend for the fourth quarter of 2020 with the dividend payable on December 31, 2020 to stockholders of record as of December 16, 2020.
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

	Trading and Clearing Segment		Data and Listings Segment		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019
Total revenues, less transaction-based expenses	$2,304	$1,916	$2,061	$1,988	$4,365	$3,904
Operating expenses	998	732	1,114	1,121	2,112	1,853
Less: Amortization of acquisition-related intangibles	99	70	136	164	235	234
Less: Transaction and integration costs and acquisition-related success fee	86	—	—	—	86	—
Less: Accruals related to investigations and inquiries	—	—	8	—	8	—
Adjusted operating expenses	$813	$662	$970	$957	$1,783	$1,619
Operating income	$1,306	$1,184	$947	$867	$2,253	$2,051
Adjusted operating income	$1,491	$1,254	$1,091	$1,031	$2,582	$2,285
Operating margin	57%	62%	46%	44%	52%	53%
Adjusted operating margin	65%	65%	53%	52%	59%	59%

Net income attributable to ICE common stockholders					$1,563	$1,485
Add: Amortization of acquisition-related intangibles					235	234
Add: Extinguishment of 2020 Senior Notes					14	—
Add: Pre-acquisition interest expense on debt issued for Ellie Mae acquisition					5	—
Add: Transaction and integration costs and acquisition-related success fee					86	—
Add: Accruals related to investigations and inquiries					8	—
Add: Impairment of CAT promissory notes					2	16
Less: Income tax effect for the above items					(85)	(65)
Add/(Less): Deferred tax adjustments on acquisition-related intangibles					33	(13)
Add: Other tax adjustments					—	3
Adjusted net income attributable to ICE common stockholders					$1,861	$1,660
Basic earnings per share attributable to ICE common stockholders					$2.85	$2.64
Diluted earnings per share attributable to ICE common stockholders					$2.83	$2.62
Adjusted basic earnings per share attributable to ICE common stockholders					$3.39	$2.95
Adjusted diluted earnings per share attributable to ICE common stockholders					$3.37	$2.93

	Trading and Clearing Segment		Data and Listings Segment		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019	2020	2019
Total revenues, less transaction-based expenses	$711	$669	$700	$667	$1,411	$1,336
Operating expenses	406	255	378	375	784	630
Less: Transaction and integration costs	76	—	—	—	76	—
Less: Amortization of acquisition-related intangibles	48	24	46	55	94	79
Less: Accruals related to investigations and inquiries	—	—	3	—	3	—
Adjusted operating expenses	$282	$231	$329	$320	$611	$551
Operating income	$305	$414	$322	$292	$627	$706
Adjusted operating income	$429	$438	$371	$347	$800	$785
Operating margin	43%	62%	46%	44%	44%	53%
Adjusted operating margin	61%	65%	53%	52%	57%	59%

Net income attributable to ICE common stockholders					$390	$529
Add: Transaction and integration costs					76	—
Add: Amortization of acquisition-related intangibles					94	79
Add: Accruals related to investigations and inquiries					3	—
Add: Pre-acquisition interest expense on debt issued for Ellie Mae acquisition					5	—
Add: Impairment of CAT promissory notes					—	16
Less: Income tax effect for the above items					(42)	(25)
Add: Deferred tax adjustments on acquisition-related intangibles					43	—
Adjusted net income attributable to ICE common stockholders					$569	$599
Basic earnings per share attributable to ICE common stockholders					$0.71	$0.95
Diluted earnings per share attributable to ICE common stockholders					$0.71	$0.94
Adjusted basic earnings per share attributable to ICE common stockholders					$1.04	$1.07
Adjusted diluted earnings per share attributable to ICE common stockholders					$1.03	$1.06
Amortization of acquisition-related intangibles are included in non-GAAP adjustments as excluding these non-cash expenses provides greater clarity regarding our financial strength and stability of cash operating results.
Acquisition-related transaction and integration costs are included as part of our core business expenses, except for those that are directly related to the announcement, closing, financing, or termination of a transaction. For the three months ended September 30, 2020, we adjust for the $76 million of acquisition-related costs related to the Ellie Mae acquisition given the size of the $11.4 billion purchase price of this acquisition. During the nine months ended September 30, 2020, we also included a $10 million adjustment for Bridge2 Solutions acquisition costs resulting from a Bakkt incentive award market condition estimation adjustment as an acquisition-related success fee. This adjustment was directly related to the March 2020 capital call to fund the acquisition of Bridge2 Solutions and we believe is therefore appropriate since we exclude costs directly related to financing a transaction.
The extinguishment payment on the 2020 Senior Notes is included as a non-GAAP adjustment as it relates to the June 2020 early redemption of senior notes with an original maturity of December 1, 2020 as a result of our new senior notes offering in May 2020. These costs include both a make-whole redemption payment and duplicative interest and are not considered part of our normal operations. We also adjust for pre-acquisition interest expense on the August 2020 debt issued to fund a portion of the purchase price of our Ellie Mae acquisition, as well as accruals for investigations and inquiries as non-GAAP adjustments, as we do not consider either of these to be reflective of our normal operations.
In 2016, the SEC approved a plan to establish a market-wide CAT to improve regulators’ ability to monitor trading activity with a phased implementation through 2019. Funding of the implementation and operation of the CAT was ultimately expected to be provided by both the execution venues, including us, and industry members. To date, however, funding has been provided solely by the execution venues in exchange for promissory notes expected to be repaid if industry member fees are: (i) approved by the SEC and (ii) collected to fund the CAT. Due to delays and failures in implementation and functionality by the original plan processor, as well as recently published proposals by the SEC for an amended timeline and implementation structure and the most recent CAT financial statements, we believe the risk that execution venues are not reimbursed has increased, resulting in a $2 million CAT promissory note impairment during the nine months ended September 30, 2020 in addition to a $16 million impairment recorded during the nine and three months ended September 30, 2019. The impairment charges are related to the work performed by the original plan processor and are included as non-GAAP adjustments as they are not considered a part of our core business operations.
The income tax effects relating to all non-GAAP adjustments above are included as non-GAAP adjustments. We also include non-GAAP adjustments for deferred tax adjustments on acquisition-related intangibles. The deferred tax adjustments of $33 million and $43 million for the nine and three months ending September 30, 2020, respectively, include $65 million deferred tax expense related to U.K. tax law changes, partially offset by ($32 million) and ($22 million) for the nine and three months ending September 30, 2020, respectively, of deferred tax benefits due to U.S. state apportionment changes. The adjustment of ($13 million) for the nine months ending September 30, 2019 was due to U.S. state tax law and state apportionment changes. The $3 million other tax adjustment for the nine months ended September 30, 2019 is for additional audit settlement payments primarily related to pre-acquisition tax matters in conjunction with our acquisition of NYSE in 2013.
For additional information on these items, refer to our consolidated financial statements included in this Quarterly Report and “—Consolidated Operating Expenses”, above.
Contractual Obligations and Commercial Commitments
During the nine months ended September 30, 2020, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.
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
Critical Accounting Policies
During the nine months ended September 30, 2020, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.
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
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term restricted cash and cash equivalents, short-term and long-term investments and indebtedness. As of September 30, 2020 and December 31, 2019, our cash and cash equivalents, short-term and long-term restricted cash and cash equivalents and short-term and long-term investments were $2.0 billion and $2.2 billion, respectively, of which $229 million and $282 million, respectively, were denominated in pounds sterling, euros or Canadian dollars, and the remaining amounts are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical 50% decrease in short-term interest rates would decrease annual pre-tax earnings by $6 million as of September 30, 2020, assuming no change in the amount or composition of our cash and cash equivalents and short-term and long-term restricted cash and cash equivalents.

As of September 30, 2020, we had $17.3 billion in outstanding debt, of which $12.9 billion relates to our fixed rate senior notes. The remaining amount outstanding of $4.5 billion relates to $2.5 billion outstanding under our Commercial Paper Program, $1.2 billion of floating rate senior notes and our $747 million term loan, each of which bear interest at fluctuating rates, and a $3 million line of credit at our ICE India subsidiary. A hypothetical 100 basis point increase in short-term interest rates relating to the amounts of floating rate debt outstanding as of September 30, 2020 would decrease annual pre-tax earnings by $45 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity. See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Debt" included in this Quarterly Report.
The interest rates on our Commercial Paper Program are currently evaluated based upon current maturities and market conditions. The weighted average interest rate on our Commercial Paper Program decreased from 1.84% as of December 31, 2019 to 0.39% as of September 30, 2020. The decrease in the Commercial Paper Program weighted average interest rate was primarily due to the decision by the U.S. Federal Reserve to decrease the federal funds short-term interest rate by 150 basis points in March 2020 due to the impact of COVID-19 on financial markets, which impacted the liquidity and pricing volatility for all commercial paper issuances. The effective interest rate of commercial paper issuances will continue to fluctuate based on the movement in short-term interest rates along with shifts in supply and demand within the commercial paper market.
Foreign Currency Exchange Rate Risk
As an international business, we are subject to foreign currency exchange rate risk. We may experience gains or losses from foreign currency transactions in the future given that a significant part of our assets and liabilities are recorded in pounds sterling, Canadian dollars or euros, and a significant portion of our revenues and expenses are recorded in pounds sterling or euros. Certain assets, liabilities, revenues and expenses of foreign subsidiaries are denominated in the local functional currency of such subsidiaries. Our exposure to foreign denominated earnings for the nine and three months ended September 30, 2020 and September 30, 2019 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Nine Months Ended September 30, 2020		Three Months Ended September 30, 2020		Nine Months Ended September 30, 2019		Three Months Ended September 30, 2019
	Pound Sterling	Euro	Pound Sterling	Euro	Pound Sterling	Euro	Pound Sterling	Euro
Average exchange rate to the U.S. dollar in the current year period	1.2708	1.1242	1.2916	1.1691	1.2734	1.1237	1.2330	1.1118
Average exchange rate to the U.S. dollar in the same period in the prior year	1.2734	1.1237	1.2330	1.1118	1.3520	1.1947	1.3037	1.1631
Average exchange rate increase (decrease)	—%	—%	5%	5%	(6)%	(6)%	(5)%	(4)%
Foreign denominated percentage of:
Revenues, less transaction-based expenses	7%	6%	7%	6%	8%	5%	8%	5%
Operating expenses	9%	2%	8%	2%	10%	2%	10%	2%
Operating income	6%	9%	5%	10%	7%	8%	7%	8%
Impact of the currency fluctuations (1) on:
Revenues, less transaction-based expenses	$(1)	$(1)	$4	$4	$(20)	$(13)	$(7)	$(3)
Operating expenses	$—	$—	$3	$1	$(11)	$(3)	$(3)	$(1)
Operating income	$(1)	$(1)	$1	$3	$(9)	$(10)	$(4)	$(2)

(1)    Represents the impact of currency fluctuation for the nine and three months ended September 30, 2020 and September 30, 2019 compared to the same periods in the prior year.
We have a significant part of our assets, liabilities, revenues and expenses recorded in pounds sterling or euros. For both the nine and three months ended September 30, 2020, 13% of our consolidated revenues, less transaction-based expenses were denominated in pounds sterling or euros, and for the nine and three months ended September 30, 2020, 11% and 10%, respectively, of our consolidated operating expenses were denominated in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.
Foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables occurs through our operations, which are received in or paid in pounds sterling, Canadian dollars, or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We incurred foreign currency transaction losses of $2 million and $1 million for the nine months ended September 30, 2020 and 2019, respectively, and $3 million and $1 million for the three months ended September 30, 2020 and 2019, respectively. The foreign currency transaction losses were primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. A 10% adverse change in the underlying foreign currency exchange rates as of September 30, 2020, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity, would result in a foreign currency transaction loss of $8 million.
We entered into foreign currency hedging transactions during the nine and three months ended September 30, 2020 as economic hedges to help mitigate a portion of our foreign exchange risk exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. Although we may enter into additional hedging transactions in the future, these hedging arrangements may not be effective, particularly in the event of imprecise forecasts of the levels of our non-U.S. denominated assets and liabilities.
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

	As of September 30, 2020
	Position in pounds sterling	Position in Canadian dollars		Position in euros
Assets	£772	C$	1,226	€145
of which goodwill represents	595	404		92
Liabilities	81	829		52
Net currency position	£691	C$	397	€93
Net currency position, in $USD	$893		$298	$109
Negative impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$89		$30	$11
Foreign currency translation adjustments are included as a component of accumulated other comprehensive income/(loss) within our balance sheet. See the table below for the portion of equity attributable to foreign currency translation adjustments as well as the activity for the nine and three months ended September 30, 2020 included within our statement of other comprehensive income. The impact of the foreign currency exchange rate differences in the table below were primarily driven by fluctuations of the pound sterling as compared to the U.S. dollar which were 1.2923, 1.2400 and 1.3260 as of September 30, 2020, June 30, 2020 and December 31, 2019, respectively, and by fluctuations of the euro as compared to the U.S. dollar which were 1.1721, 1.1234 and 1.1212 as of September 30, 2020, June 30, 2020 and December 31, 2019, respectively.

Changes in Accumulated Other Comprehensive Income/(Loss) from Foreign Currency Translation Adjustments (in millions)
Balance, as of December 31, 2019	$(177)
Net current period other comprehensive income (loss)	(30)
Balance, as of September 30, 2020	$(207)

Changes in Accumulated Other Comprehensive Income/(Loss) from Foreign Currency Translation Adjustments (in millions)
Balance, as of June 30, 2020	$(255)
Net current period other comprehensive income (loss)	48
Balance, as of September 30, 2020	$(207)
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
Clearing House Cash Deposit Risks
The ICE Clearing Houses hold material amounts of clearing member cash and cash equivalent deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. Refer to Note 12 to our consolidated financial statements for more information on the ICE Clearing Houses' cash and cash equivalent deposits, which were $85.9 billion as of September 30, 2020. While we seek to achieve a reasonable rate of return which may generate interest income for our clearing members, we are primarily concerned with preservation of capital and managing the risks associated with these deposits. As the ICE Clearing Houses may pass on interest revenues (minus costs) to the clearing members, this could include negative or reduced yield due to market conditions. For a summary of the risks associated with these deposits and how these risks are mitigated, see Part II, Item 7(A) “Quantitative and Qualitative Disclosures About Market Risk” in our 2019 Form 10-K.
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

PART II. Other Information
ITEM 1.    LEGAL PROCEEDINGS
See Note 13 to the consolidated financial statements and related notes, which are incorporated by reference herein.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The table below sets forth the information with respect to purchases made by or on behalf of ICE or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 30, 2020.

Period (2020)	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands) (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (1)
July 1 - July 31	1,503	$93.75	13,530	$1,160
August 1 - August 31	73	$96.66	13,603	$1,153
September 1 - September 30	—	N/A	13,603	$1,153
Total	1,576	$93.88	13,603	$1,153

We have provided in the table below additional supplemental information with respect to purchases made by or on behalf of ICE or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during each of the three months ended March 31, 2020, June 30, 2020 and September 30, 2020.

Three months ended	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands) (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (1)
March 31, 2020	7,643	$91.50	7,643	$1,701
June 30, 2020	4,384	$91.24	12,027	$1,301
September 30, 2020	1,576	$93.88	13,603	$1,153
Total	13,603	$91.69	13,603	$1,153

(1)    Refer to the Notes to our consolidated financial statements and related notes, which are included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and elsewhere in this Quarterly Report, for details on our stock repurchase plans.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
Not applicable.

ITEM 6.        EXHIBITS

Exhibit Number		Description of Document

2.1	—
Stock Purchase Agreement, dated as of August 6, 2020, by and among Intercontinental Exchange, Inc., Ellie Mae Intermediate Holdings I, Inc. and Ellie Mae Parent, LP (incorporated by reference to Exhibit 2.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on August 7, 2020, File No. 001-36198).*

4.1	—
Third Supplemental Indenture dated as of August 20, 2020 between Intercontinental Exchange, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on August 20, 2020, File No. 001-36198).

4.2	—
Form of Floating Rate Senior Notes due 2023 (included in Exhibit 4.1 and incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on August 20, 2020, File No. 001-36198).

4.3	—
Form of 0.700% Senior Notes due 2023 (included in Exhibit 4.1 and incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on August 20, 2020, File No. 001-36198).

4.4	—
Form of 1.850% Senior Notes due 2032 (included in Exhibit 4.1 and incorporated by reference to Exhibit 4.4 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on August 20, 2020, File No. 001-36198).

4.5	—
Form of 2.650% Senior Notes due 2040 (included in Exhibit 4.1 and incorporated by reference to Exhibit 4.5 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on August 20, 2020, File No. 001-36198).

4.6	—
Form of 3.000% Senior Notes due 2060 (included in Exhibit 4.1 and incorporated by reference to Exhibit 4.6 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on August 20, 2020, File No. 001-36198).

4.7	—
Registration Rights Agreement, dated September 4, 2020, by and between Intercontinental Exchange, Inc. and Ellie Mae Parent, LP (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on September 4, 2020, File No. 001-36198).*

10.1	—
The Seventh Amendment, dated as of August 14, 2020, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015, the Fourth Amendment to Credit Agreement, dated as of August 18,2017, and the Fifth Amendment to Credit Agreement, dated as of August 18, 2017, and the Sixth Amendment to Credit Agreement, dated as of August 9, 2018) (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on August 18, 2020, File No. 001-36198).

10.2	—
The Eighth Amendment, dated as of August 21, 2020, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015, the Fourth Amendment to Credit Agreement, dated as of August 18, 2017, the Fifth Amendment to Credit Agreement, dated as of August 18, 2017, the Sixth Amendment to Credit Agreement, dated as of August 9, 2018, and the Seventh Amendment to Credit Agreement, dated as of August 14, 2020) (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on August 25, 2020, File No. 001-36198).

10.3	—
Term Loan Credit Agreement, dated as of August 21, 2020, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on August 25, 2020, File No. 001-36198).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	—	Section 1350 Certification of Chief Executive Officer.

32.2	—	Section 1350 Certification of Chief Financial Officer.

101	—
The following materials from Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	—	The cover page from Intercontinental Exchange, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL.

* Certain exhibits and similar attachments to this agreement have been omitted in accordance with Item 601(b)(2) of
Regulation S-K. A copy of any omitted exhibit or other attachment will be furnished supplementally to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intercontinental Exchange, Inc. (Registrant)

Date: October 29, 2020	By:	/s/ Scott A. Hill
Scott A. Hill
Chief Financial Officer
(Principal Financial Officer)