Form 10-K
period 2020-12-31
Intercontinental Exchange, Inc.
filed 2021-02-04
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☑   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes   ☐   No  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. Yes ☑  No ☐

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐   No   ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $49,332,813,869.
As of February 1, 2021, the number of shares of the registrant’s Common Stock outstanding was 561,706,616 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders is incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year to which this report relates.

Intercontinental Exchange, Inc.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2020

PART I
In this Annual Report on Form 10-K, or Annual Report, and unless otherwise indicated, the terms “Intercontinental Exchange,” “ICE,” “we,” “us,” “our,” “our company,” and “our business” refer to Intercontinental Exchange, Inc., together with its consolidated subsidiaries. References to “ICE products” mean products listed on one or more of our markets. All references to “options” or “options contracts” in the context of our futures products refer to options on futures contracts. Solely for convenience, references in this Annual Report to any trademarks, service marks and trade names owned by ICE are listed without the ®, ™ and © symbols, but we will assert, to the fullest extent under applicable law, our rights to these trademarks, service marks and trade names.
We also include references to third-party trademarks, trade names and service marks in this Annual Report. Except as otherwise expressly noted, our use or display of any such trademarks, trade names or service marks is not an endorsement or sponsorship and does not indicate any relationship between us and the parties that own such marks and names.
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
Factors that may affect our performance and the accuracy of any forward-looking statements include, but are not limited to, those listed below:
•conditions in global financial markets and domestic and international economic and social conditions, political uncertainty and discord;
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
•the business environment in which we operate and trends in our industry, including trading volumes, prevalence of clearing, demand for data services, mortgage lending activity, fees, changing regulations, competition and consolidation;
•our ability to minimize the risks associated with operating clearing houses in multiple jurisdictions;
•our exchanges’ and clearing houses' compliance with their respective regulatory and oversight responsibilities;
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
•our ability to ensure that the technology we utilize is not vulnerable to cyberattacks, hacking and other cybersecurity risks or other disruptive events or to minimize the impact of any such events;

•our ability to keep information and data relating to the customers of the users of the software and services provided by our ICE Mortgage Technology business confidential;
•our ability to identify trends and adjust our business to benefit from such trends, including trends in the United States, or U.S., mortgage industry such as interest rates, new home purchases, refinancing activity, and home builder and buyer sentiment, among others;
•our ability to evolve our benchmarks and indices in a manner that maintains or enhances their reliability and relevance;
•the accuracy of our cost and other financial estimates and our belief that cash flows from operations will be sufficient to service our debt and to fund our operational and capital expenditure needs;
•our ability to incur additional debt and pay off our existing debt in a timely manner;
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
•our ability to realize the expected benefits of our acquisition of Ellie Mae, Inc., or Ellie Mae, and our majority interest in Bakkt Holdings, LLC, or together with its subsidiaries, Bakkt, which could result in additional unanticipated costs and risks; and
•our ability to detect illegal activity such as fraud, money laundering, tax evasion and ransomware scams through digital currency transactions that are easily exploited.
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

ITEM 1. BUSINESS
Introduction
We are a provider of marketplace infrastructure, data services and technology solutions to a broad range of customers including financial institutions, corporations and government entities. These products, which span major asset classes including futures, equities, fixed income and U.S. residential mortgages, provide our customers with access to mission critical workflow tools that are designed to increase asset class transparency and workflow efficiency. While we report our results in three reportable business segments, we operate as one business, leveraging the collective expertise, particularly in data services and technology, that exists across our platforms to inform and enhance our operations.
•In our Exchanges segment, we operate regulated marketplaces for the listing, trading and clearing of a broad array of derivatives contracts and financial securities.
•In our Fixed Income and Data Services segment, we provide fixed income pricing, reference data, indices and execution services as well as global credit default swaps, or CDS, clearing and multi-asset class data delivery solutions.
•In our Mortgage Technology segment, we provide an end-to-end technology platform that offers customers comprehensive, digital workflow tools that aim to address the inefficiencies that exist in the U.S. residential mortgage market.
Our History
In 2000, ICE was founded with the idea of transforming energy markets by creating a network that removed barriers and provided greater transparency, efficiency and access. By staying close to our customers, we have expanded into new asset classes and services, while retaining a core mission of reducing friction in markets, bringing efficiency to our customers’ workflows and, ultimately, connecting our customers to opportunity.
Today, we are a Fortune 500 company, providing our customers with an array of marketplace infrastructure, data services and technology solutions that span a diverse set of asset classes.

Our Business Segments
Our business is conducted through three reportable business segments:
•Exchanges;
•Fixed Income and Data Services; and
•Mortgage Technology.
The majority of our identifiable assets are located in the U.S. and the United Kingdom, or U.K. For a summary of our revenues, net assets and net property and equipment by geographic region, see Note 18 to our consolidated financial statements included in this Annual Report.
Exchanges Segment
We operate regulated marketplaces for the listing, trading and clearing of a broad array of derivatives contracts and financial securities, such as commodities, interest rates, foreign exchange and equities as well as corporate and exchange-traded funds, or ETFs. We operate multiple trading venues, including 12 regulated exchanges and six clearing houses, which are strategically positioned in major market centers around the world, including the U.S., U.K., European Union, or EU, Canada and Singapore.
Our ICE Exchanges segment includes the New York Stock Exchange and other registered securities exchanges, or collectively, the NYSE, our global futures network, trading and listings revenue, and various data and connectivity services that are directly related to those exchange platforms. Revenues reflect a mix of both diversified transaction revenues and recurring data and listings revenues. Our Exchanges segment generated revenues, less transaction-based expenses of $3.6 billion and accounted for 60% of our consolidated revenues, less transaction-based expenses in 2020. Our Exchanges business can experience moderate seasonal fluctuations, although such seasonal impacts have been somewhat muted in periods of high volume trading. Key asset classes include:
•Energy Futures and Options: We offer a range of futures and options products that are designed to enable our customers to manage their risk across global energy markets. Our flagship Brent crude oil contract serves as the cornerstone of a global oil network that today includes over 600 related crude and refined oil products including locational and refined spreads. In addition, as natural gas and Liquefied Natural Gas, or LNG, continue to globalize, we offer the broadest footprint of regional and global natural gas benchmarks, which span North America, Europe and Asia. Our leading environmental and power markets round out our diverse global energy network. For nearly two decades, our environmental markets have provided customers that are increasingly subject to carbon cap and trade programs and renewable fuel standards the risk management tools to meet those obligations and to manage risk related to climate change.

•Agricultural & Metals Futures and Options: We offer futures and options on the leading global soft commodity markets including coffee, cocoa, cotton and sugar. Our benchmark contracts offer the most globally relevant price markers for these agricultural markets and provide our customers with the tools to manage price and counterparty risk and facilitate price discovery.

•Financial Futures and Options: We offer a diverse suite of equity futures and options contracts based on our own indices as well as those created by MSCI® and FTSE®. These contracts range from established global benchmarks, such as the MSCI® Emerging Market Index, to newer products, such as MSCI®’s suite of Environmental, Social and Governance, or ESG, indices and the NYSE FAANG+ Index. Our global interest rate complex spans geographies, currencies and tenors, providing participants around the world with effective tools to manage risk in a capital efficient manner. Key products include: Short Sterling, Euribor, Gilts, Sterling Overnight Index Average, or SONIA, and Secured Overnight Financing Rates, or SOFR, among others.

•Cash Equities and Equity Options: We offer securities trading services through our five registered securities exchanges, including the NYSE. Our securities exchanges are leading providers of transparent, efficient, and high quality markets for the securities issued by large and small companies, ETFs and equity options. These markets serve issuers, investors and other market participants across five cash equity and two options markets.

•Listings: As the global leader in listings, the NYSE has been the venue of choice for innovators, visionaries and leaders for over 225 years. At the heart of the NYSE offering is our unique hybrid market model that combines leading technology with an accountable market maker to provide human judgment, an unmatched community of the world’s greatest companies and premium brand visibility. With over 70% of S&P 500 companies listed on the NYSE as of December 31, 2020, we are the leading listing venue across a range of sectors from technology and healthcare, to financials and energy. In addition to corporate listings, the NYSE is the global leader in ETF listings with 75%, or roughly $4 trillion, of ETF assets under management, or AUM, as of December 31, 2020. Revenues from listing fees are largely recurring in nature.

•Data and Connectivity Services: Our exchanges' trade execution services create trading data. Our exchange data services include, among other offerings, proprietary real-time and historical pricing data, as well as order book and transaction information related to our global futures markets and the NYSE exchanges. In addition, we receive a share of revenue from the sale of consolidated U.S. equity market data by the National Market System Plans, or NMS Plans.
Separately, we also provide connectivity services directly related to our futures, cash equity and options exchanges and clearing houses. Revenues from data and connectivity services fees are largely recurring in nature.

•OTC and Other: Our over-the-counter, or OTC, markets include bilateral energy markets that offer electronic trading of contracts based on physically-settled natural gas, power and refined oil contracts. Our other revenues primarily include interest income on certain clearing margin deposits related to our futures business, as well as revenue related to our digital asset initiative, Bakkt.

We operate six clearing houses, each of which acts as a central counterparty, or CCP, that, for its clearing members, becomes the buyer to every seller and the seller to every buyer. Through this CCP function, our clearing houses provide financial security for each transaction, for the duration of the position, by limiting counterparty credit risk. Our clearing houses are responsible for providing clearing services to each of our futures exchanges and certain of our clearing houses clear contracts traded outside of our execution venues.

Mechanisms have been created, called guaranty funds, to provide partial protection in the event of a clearing member default. With the exception of ICE NGX Canada Inc., or ICE NGX, each of the ICE Clearing Houses requires that each clearing member make deposits into a guaranty fund maintained by the relevant ICE Clearing House. In addition, we have contributed $408 million of our own cash to the guaranty funds included in the table below, and such amounts are at risk and could be used in the event of a clearing member default. In September 2019, we also added a layer of insurance to our clearing member default protection. The default insurance has a three-year term that commenced on September 17, 2019, for the following clearing houses in the following amounts: ICE Clear Credit - $50 million; ICE Clear Europe - $75 million; and, ICE Clear US - $25 million. In addition, and included in the table below, ICE NGX maintains a guaranty fund of $100 million funded by a letter of credit issued by a major Canadian bank. If an ICE NGX clearing member defaults and its collateral is insufficient, the shortfall should be covered by a draw down on the letter of credit following which ICE NGX would file a claim under the default insurance. Under the default insurance policy, ICE NGX is responsible for the first $15 million and then can recover additional losses up to $100 million.

Our contributions to each clearing house as of December 31, 2020 are listed below and our clearing houses are referred to herein collectively as “the ICE Clearing Houses”:

Clearing House	Products Cleared	Location	Exchange where Executed	Reporting Segment	ICE's Guaranty Fund Contribution
ICE Clear Europe	Energy, agricultural, interest rates and equity index futures and options contracts and OTC European CDS instruments	U.K.	ICE Futures Europe, ICE Futures U.S., ICE Endex, and third-party venues	Exchanges	$312 million
ICE Clear U.S.	Agricultural, metals and foreign exchange, or FX, index futures and options contracts, equity futures contracts and digital assets futures contracts	U.S.	ICE Futures U.S.	Exchanges	$128 million[1]
ICE Clear Credit[2]	OTC North American, European, Asian-Pacific and Emerging Market CDS instruments	U.S.	Creditex and third-party venues	Fixed Income and Data Services	$100 million
ICE Clear Netherlands	Derivatives on equities and equity indices traded on regulated markets	The Netherlands	ICE Endex	Exchanges	$2 million
ICE Clear Singapore	Energy, metals and financial futures products and digital assets futures contracts	Singapore	ICE Futures Singapore	Exchanges	$1 million
ICE NGX	Physical North American natural gas, electricity and oil futures	Canada	ICE NGX	Exchanges	$115 million
1 Of our total contribution to ICE Clear U.S. above, $35 million is solely applicable to any losses associated with a default in digital asset contracts.
2 Although ICE Clear Credit is included in the Fixed Income and Data Services reporting segment, it is included in the table as a part of our suite of global clearing houses.
Fixed Income and Data Services Segment
Our Fixed Income and Data Services segment includes our fixed income data and analytics offerings, fixed income execution, or ICE Bonds, CDS clearing and other multi-asset class data and network services. Our leading fixed income pricing and reference data offerings serve as the foundation for a broader fixed income network that provides our customers solutions that span the full workflow including pre- and post-trade analytics, a range of execution protocols and indices. In addition, our multi-asset class connectivity, feeds and desktop solutions, which comprise our Other Data and Network Services business leverage a common sales force, which can enhance cross-selling opportunities across the Fixed Income and Data Services segment. The Fixed Income and Data Services segment generated revenues of $1.8 billion in 2020 and accounted for 30% of our consolidated revenues, less transaction-based expenses.
•Fixed Income Data and Analytics: We are a leading provider of evaluated end-of-day and real-time pricing services on roughly three million fixed income securities spanning approximately 151 countries and 73 currencies including sovereign, corporate and municipal bonds, mortgage and asset-backed securities as well as leveraged loans. Our reference data offering complements our evaluated pricing by providing our clients a broad range of descriptive information, covering millions of financial instruments that, when coupled with our pricing services, act as the foundation for our leading fixed income index complex, ICE Data Indices, LLC, or ICE Data Indices. We also offer a range of fixed income analytics and other workflow solutions including: best execution services, liquidity indicators, fixed income portfolio analytics and our ETF Hub. Our fixed income customers rely on our data, indices and analytics to inform pre-trade decision making, support post-trade regulatory and compliance needs and improve operational efficiency. In addition, our newer offerings in this area include a variety of ESG data and analytics offerings. Fixed Income Data and Analytics revenues are largely recurring in nature.
•Fixed Income Execution: Alongside our leading Fixed Income Data and Analytics offerings, ICE Bonds is focused on providing tools to improve efficiency in customers' workflows across fixed income markets. ICE Bonds provides customers with electronic markets that support multiple fixed income trading protocols including: click-to-trade, request for quotation, or RFQ, and auctions, including portfolio auctions/trading.

•CDS Clearing: As of December 30, 2020, we provide clearing services to over 90% of the global CDS market, as measured by CDS gross notional cleared. ICE Clear Credit currently supports Single Names CDS on over 520 reference entities and 160 Index CDS instruments. Revenues also include interest income on certain clearing margin deposits related to our CDS clearing business.
•Other Data and Network Services: Revenues include those related to the ICE Global Network and our consolidated feeds business, as well as desktops and other multi-asset class analytics. The ICE Global Network offers highly secure, low latency connectivity solutions to reach over 150 trading venues and over 750 data sources. Our consolidated feeds business provides data from a broad array of trading venues and news feeds through a common application programming interface, or API. Our Desktops and Tools support commodity and energy traders, risk managers, financial advisors, wealth managers and retail traders, and includes a robust instant messaging, or IM, system that protects the privacy of over 100,000 users, while also enabling greater collaboration. Other Data and Network Service revenues are largely recurring in nature.
Mortgage Technology Segment
Over the last four years, ICE has constructed an end-to-end network aimed at identifying and solving the inefficiencies that exist in the U.S. residential mortgage market. From application through closing and the secondary market, our network is intended to connect the key stakeholders across the mortgage origination workflow and provide our customers with data services and technology that deliver greater transparency and enable significant customer efficiency gains. Our Mortgage Technology segment generated revenues of $595 million in 2020 and accounted for 10% of our consolidated revenues, less transaction-based expenses.
•Origination Technology: Revenues include those related to our Encompass offering, our proprietary and comprehensive mortgage origination platform, which served nearly 45% of all closed residential mortgage loans in the U.S. in 2019, based on the most recent Home Mortgage Disclosure Act data. Our origination technology acts as a system of record for mortgage transactions, automating the gathering, reviewing, and verifying of mortgage-related information and enabling automated enforcement of rules and business practices designed to ensure that each completed loan transaction is of the highest quality and adheres to secondary market standards. Revenue from Origination Technology is based on recurring Software as a Service, or SaaS, subscription fees, with an additive “Success-Based Pricing” fee as lenders exceed the number of loans closed that is included with their monthly base subscription.
•Network and Closing Solutions: Our network is a leading marketplace that provides customers connectivity to the mortgage supply chain and facilitates the secure exchange of information between our customers and a broad ecosystem of our own proprietary offerings and third-party service providers, in addition to lenders and investors that are critical to consummating the millions of loan transactions that occur on our origination network each year. Key services include: credit, title, appraisal, flood, compliance, mortgage insurance and fraud detection, among others. In addition, our Encompass Investor Connect offering allows loan originators to electronically submit loan files to investors, providing investors with electronic access to the large number of mortgage originators that rely on our origination technology helping to reduce frictions between buyers and sellers of mortgage loans. Our closing network uniquely connects key participants, such as lenders, title and settlement agents and individual county recorders together, in order to digitize the traditionally manual and paper-based closing and recording process. Our closing solutions also include digital services related to the Mortgage Electronic Registration Systems, Inc., or MERS, eRegistry, which are intended to help to drive process efficiencies for lenders, investors and servicers, while enabling a better consumer experience for borrowers, as we seek to build more of a straight-forward closing experience. Revenues from Network and Closing Solutions are based largely on the number of applications and closed loans that utilize the various services.
•Data and Analytics: Revenues include those related to ICE Mortgage Technology’s Automation, Intelligence, Quality, or AIQ offering, which applies machine learning and artificial intelligence, or AI, to the entire loan origination process, offering customers greater efficiency by streamlining data collection and validation through our automated document recognition and data extraction capabilities. AIQ also enables a series of AI-driven origination tasks and real-time risk analysis that are intended to further improve customer workflow efficiency. AIQ aims to help investors make loan purchases faster, by reducing operational costs and lowering buy-back risk through the application of AI to the purchase review process. AIQ revenues can be both recurring and transaction-based in nature. In addition, ICE Mortgage Technology’s data offerings include real-time industry and peer benchmarking tools, which provide originators a granular view into the real-time trends of nearly half the U.S. residential mortgage market. We also provide a Data as a Service, or DaaS, offering through private data clouds for lenders to access their own data and origination information. Revenues related to our data products are largely subscription based and recurring in nature.

•Registrations and Other: Our MERS database is the industry’s leading system of record for recording and tracking changes in mortgage servicing rights and beneficial ownership interests of loans secured by U.S. residential real estate. We also offer certain professional services and ancillary products. These revenues are transaction-based.
Product and Services Development
We leverage our customer relationships, global distribution, technology infrastructure and software development capabilities to diversify our products and services. We are continually developing, evaluating and testing new products to better serve our client base. The majority of our product development relates to evaluating new contracts, new data sets or new analytic offerings. New contracts often must be reviewed and approved by relevant regulators. We expect to continue to invest in improving our ICE Global Network and software services to meet the needs of our customers and improve their trading and connectivity experience by reducing latency, improving security and providing the most relevant information and data.
While we primarily develop our products and services internally, we also periodically evaluate and enter into strategic partnerships and licensing arrangements to develop new products and services. We intend to continue to invest to expand our exchanges, fixed income and data services, and mortgage technology offerings to serve the evolving needs of our global customer base.
Technology
Technology is a key component of our business strategy and competitive position and we regard effective execution of our technology initiatives as crucial to our sustainable business operations, market competitiveness, compliance and risk management and overall success. Our technology solutions support our customers' workflows: trading and clearing technology, multi-asset class analytics, risk assessment tools, robust data offerings, mortgage technology, instant messaging capabilities and flexible connectivity and delivery solutions. Where feasible, we design and build our own systems and write our own software programs since we believe that having control over our technology allows us to be more responsive to our customers’ needs, better support the dynamic nature of our business, provide the highest quality technology and deliver relevant, timely and actionable data to the markets and customers we serve.
•ICE and NYSE Trading Platforms and Technology: The ICE trading platform supports trading in our cleared futures and options markets as well as our bilateral OTC markets. We also offer voice brokers a facility for submitting block trades for products that are eligible for clearing. Speed, reliability, resilience, capacity and security are critical performance criteria for electronic trading platforms. Connectivity to our trading platform for our markets is available through our web-based front-end applications, as well as multiple independent software vendors, or ISVs, and APIs.
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
•Clearing Technology: A broad range of trade management and clearing services are offered through the integrated technology infrastructure that serves our clearing houses. The ICE clearing systems encompass a number of integrated systems, including post-trade position management, risk management, settlement and treasury and reporting functions. A core component of our derivatives clearing houses is the risk management of clearing firm members. Our extensive technology and rules-based risk systems provide analytical tools that allow us to determine margin, evaluate credit risk and monitor the trading activities and overall risk of clearing members.
•ICE Data Services Technology: ICE Data Services technology uses integrated platforms to capture, store and process information, perform analytics and maintain connectivity solutions using a single configurable data capture mechanism and flexible delivery capability. Together, the platforms are intended to enable real-time processing and delivery of information, accelerate new product development and improve production reliability. Our data and analytics are delivered via real-time messaging, files, web services and other on-demand facilities and state-of-the-art front-ends. In addition, the technology underpinning our ICE Global Network supports scalable bandwidth and a wide variety of connectivity options including fiber, wireless, colocation and hosting.
•ICE Mortgage Technology: The ICE Mortgage Technology platform enables lenders to originate, process, fund and deliver residential mortgages using various applications, APIs, data products and other services offered. The platform is developed using industry-leading software technologies and third-party services, including hosting with a combination of public cloud and private data centers. The platform is integrated with multiple services necessary for loan origination, such as credit reporting and other services that lenders leverage through our network, which is offered through the platform. The platform includes industry leading information security infrastructure to protect the confidentiality and integrity of our customer data.
Operations
We operate regionally diverse primary and backup data centers and maintain comprehensive business continuity and disaster recovery plans and facilities. These are designed to enable nearly continuous availability of our markets and other services in the event of a business disruption or disaster. We maintain incident and crisis management plans that address responses to disruptive events at any of our locations worldwide.
Cybersecurity
Our business activities rely extensively on technology and software, including the systems used by our business partners, regulators and customers. In addition, our activities involve the use and retention of confidential data and information. These activities make us susceptible to cyberattacks. We employ the following activities, processes and strategies to evaluate, manage and address these risks.

•Strategy: We maintain a Cybersecurity Strategy, or CSS, which emphasizes consideration of the nature of our business, ongoing intelligence collection regarding cybersecurity threats, and initiatives to specifically address prominent areas of cybersecurity risk. The CSS outlines the key priorities for our cybersecurity program and the methods by which our Information Security department seeks to accomplish those goals. The CSS is ratified by the Risk Committee of our Board of Directors and when applicable, also by the corporate governance committees of our regulated subsidiaries.
•Risk Management: Thematic threats such as sabotage, fraud, and theft of assets or customer data are used to frame our risk management activities. Asset theft often involves organized crime or financially motivated nations staging sophisticated, well-planned campaigns to steal significant cash, cryptocurrency, or equivalent assets. Our thematic threats, along with others, are evaluated by our Board of Directors as well as our Risk Committee, Chief Risk Officer and Chief Information Security Officers, or CISOs. The CSS provides the framework we use for assessing risk, prioritizing testing, identifying remedial actions and validating improvements. The CSS also provides for the deployment of external and internal teams of ethical hackers that operate alongside our traditional vulnerability detection processes.
•Information Sharing: We recognize the importance of collaboration and information sharing among private sector firms in the financial services sector, across sectors, and with global public-sector agencies, when appropriate. Our cybersecurity leaders hold positions within the Financial Services Information Sharing and Analysis Center, or FS-ISAC, and the cross-sector Analysis and Resiliency Center, or ARC, in the U.S., the Financial Sector Cyber Collaboration Centre, or FSCCC, in the U.K., and similar organizations across the Europe, Middle East and Africa, or EMEA, and Asia Pacific, or APAC, regions.
•Governance and Leadership: Our Information Security department is led by our CISOs, who provide comprehensive reports to a dedicated internal governance committee at least quarterly outlining threat assessment, control performance, and ongoing enhancements. Additionally, cybersecurity matters are reported to and discussed with a cross-subsidiary leadership committee, the Risk Committee of our Board of Directors, and when applicable, subsidiary boards. Our CISOs and other senior security leaders conduct periodic cybersecurity education sessions with our employees and directors. These sessions cover general cybersecurity topics as well as specific details regarding our cybersecurity program.
•Third-Party Review: Our Information Security department utilizes extensive penetration testing, vulnerability scanning, ethical hacking and maturity assessment services from global leaders in these practices. The results of these reviews alongside frequent regulatory and customer examinations are assessed, with any resulting mitigation activity assigned and tracked to remediation.
•Controls: Our identification of risks and selection of cyber-related controls is performed in the context of the critical financial infrastructure we maintain and operate. Our ongoing threat assessments are intended to identify changes in external events and in our activities, infrastructure and processes that could necessitate reprioritization of risks and controls. The nature of our business activities mandates an emphasis on sabotage and asset theft as primary threats in addition to contemporary themes of data theft. Our focus on these threats leads to an emphasis on network security, social engineering controls, behavioral detection of insider threat, and deliberate and rehearsed recovery strategies.
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
Human Capital Resources
As of December 31, 2020, we had a total of 8,890 employees with 1,587 in New York, 1,268 in Georgia, 1,122 in California, 331 in Massachusetts and 296 in Illinois, as well as 1,628 in India, 794 in the U.K., 474 in continental Europe and a total of 1,390 employees across our other offices around the world. Of our total employee base, less than 1% is subject to collective bargaining agreements, and such relations are considered to be good.
Our culture is driven by a common set of values that provide the foundation for everything we do and we use employee surveys to ensure that we are holding true to these values.
We strive to provide comprehensive packages of competitive compensation and benefits in each market in which we operate, which we believe is important to ensure our employees’ health, well-being and financial security. We review the competitiveness of our compensation and benefits frequently. As an equal opportunity employer, all qualified applicants receive consideration without regard to race, color, religion, gender, sexual orientation, gender identity, national origin or ancestry, age, disability or veteran status, or other protected status.
We are committed to diversity on our Board of Directors and in our employee population. We believe that our employee population should reflect the broader communities within which we operate. We hold ourselves accountable via quarterly and annual data reporting to senior management, data reporting to our Board of Directors, and transparency in reporting data to our stakeholders via our annual Corporate Responsibility Report.
Employee development is an important element of our human capital management program. Career development and training opportunities are available throughout our ranks, including both structured course work across a variety of topics and situations, and self-directed learning from a wide array of available resources. Through employee assistance plans, in most of our locations we provide free and discounted counseling services for dealing with traumatic life events, mental health issues and stress, as well as general wellness programs.
We monitor voluntary attrition rates carefully, and over the past three years, our attrition rates have remained lower than the benchmarks in the finance and technology sectors. We review this data frequently and strive to transparently report this information to our stakeholders via our Corporate Responsibility Report.
Financial education is the cornerstone of our corporate giving efforts, which include support for organizations such as Junior Achievement in the U.S. and Young Money in the U.K. We also underwrite a digital financial education curriculum that is delivered at no cost to grade school and high school students in Chicago, Boston, New York and Atlanta. We make additional charitable contributions throughout the communities where we have offices and our employees are encouraged to do the same, including through an annual match to employees for charities of their choice. We raised the annual match to $3,500 per employee in 2020 to encourage and reward our employees' charitable contributions during a difficult year due to COVID-19.
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
Much of our approach is driven by the core values that make up our culture. During 2020, we surveyed our employees to assess how we, as a company, were living up to our core values, and are taking actions based on the results of the survey to further our embodiment of our core values.
For additional information, please refer to the Corporate Citizenship section of our website at www.theice.com/esg.
Our Competitive Strengths
We believe we compete on the basis of a number of factors, including:
•depth and liquidity of markets;
•price transparency;
•reliability and speed of trade execution and processing;
•technological capabilities and innovation;
•breadth of products and services;
•proprietary nature of many of our data services offerings;
•broad distribution and end-to-end design of our mortgage technology offering;
•rate and quality of new product development;
•quality and stability of services;
•distribution and ease of connectivity;
•mid- and back-office service offerings, including differentiated and value-added services;
•transaction costs; and
•reputation.
We believe that we compete favorably with respect to these factors, and that our deep, liquid markets, technology offerings, breadth of product offerings, new product development, customer relationships and efficient, secure settlement, clearing and other support services distinguish us from our competitors. We believe that to maintain our competitive position, we must continue to develop new and innovative products and services, enhance our technology infrastructure, maintain liquidity and offer competitive pricing.
We believe our key strengths include our:
•Diverse Product Offerings: In our Exchanges segment, many of our futures contracts serve as global benchmarks for managing risk relating to exposure to price movements in the underlying products, including financial, energy and agricultural commodities. For example, we are a leading provider of global energy risk management products, ranging from global crude and refined oil products, to an array of global natural gas benchmarks and environmental markets. In our Fixed Income and Data services segment, we offer customer solutions that span their workflows including pre-trade analytics, an array of execution protocols, and post-trade services all designed to improve asset class transparency and bring efficiency to customers' workflows. In our Mortgage Technology segment, we provide customers with a comprehensive loan origination platform and network of third-party service providers, which we believe are critical to the underwriting, processing and closing of U.S. residential mortgage loans.

(1) Revenue mix based on 2020 revenues and are pro-forma for Ellie Mae. Ellie Mae pro forma revenues for 2020 were $608 million for the period prior to our acquisition of Ellie Mae.
•Risk Management Expertise: We offer a range of central clearing and related risk management services to promote the liquidity and security of our markets in jurisdictions around the world and to meet local regulatory and operational needs in key financial market centers. The credit and performance assurance provided by our clearing houses to clearing members is designed to substantially reduce counterparty risk and is a critical component of our exchanges’ identities as reliable and secure marketplaces for global transactions. Our clearing houses are designed to protect the financial integrity of our markets by maintaining strong governance and rules, managing collateral, facilitating payments and collections, enhancing capital efficiency and limiting counterparty credit risk. In our Mortgage Technology segment, our origination technology network acts as a system of record for mortgage transactions, automating the gathering, reviewing, and verifying of mortgage-related information, that in addition to other benefits, is intended to enable automated enforcement of rules and business practices that are designed to adhere to secondary market standards.
•Data Services: In our Exchanges segment, we offer proprietary real-time and historical pricing data, as well as order book and transaction information related to our global futures markets and the NYSE. We also provide connectivity services directly related to those exchange platforms and clearing houses. In our Fixed Income and Data Services segment, we are a leading provider of evaluated end-of-day and real-time pricing services on roughly three million fixed income securities spanning approximately 151 countries and 73 currencies including sovereign, corporate and municipal bonds, mortgage and asset-backed securities, as well as leveraged loans. Our reference data offering complements our evaluated pricing by providing our clients with a broad range of descriptive information, covering millions of financial instruments that, when coupled with our pricing services, act as the foundation for our leading fixed income index complex. Across all three of our segments and our various networks, our data services aim to address the rising demand for independent, real-time information, which is being driven by regulation, market fragmentation and competition, increasing technology and data demands, as well as passive investing and indexation. We also believe our data services are uniquely relevant to our clients’ business operations and provide tools and services that enable greater workflow efficiency and, regardless of market conditions are relied upon to serve the need for continuous information and analysis.
•Broad Distribution: We operate multiple trading venues, including 12 regulated exchanges, as well as six clearing houses, which are strategically-positioned in major market centers around the world, including the U.S., U.K., EU, Canada and Singapore. Our ICE Global Network provides connectivity to over 150 trading venues and data from over 750 data sources, including ICE-operated markets and data services. Through our fixed income execution, data and analytics offerings, we serve over 5,000 customers across global fixed income markets. At ICE Mortgage Technology, we have at least one product relationship with nearly every key industry participant from loan originators to settlement agents and local jurisdictions within the U.S., which represent over 85% of the U.S. population.
•World Class Technology: Our proprietary systems are built using state-of-the-art technology and are designed to support our customers' workflows across the networks we operate. We employ a significant number of employees in technology-related activities, including product management, system architecture, software development, network engineering, server maintenance and continuity, cybersecurity, system and data performance, systems analysis, quality assurance, database administration and customer technical support. Speed, reliability, resilience, capacity and security are critical performance criteria for our electronic networks. Connectivity to all of our platforms is available through our web-based front-end application, as well as multiple ISVs and APIs.
Competitors
The markets in which we operate are highly competitive. We face competition in all aspects of our business from a number of different enterprises, both domestic and international, including traditional exchanges, electronic trading platforms, investment banks, data vendors, voice brokers and other technology providers.
Exchanges Segment
•We face competition from other exchanges, electronic trading systems, third-party clearing houses, technology firms, market data vendors and trading facilities in the U.S. and globally. Some of the exchanges are consortiums formed by banks and exchanges.
•We face significant competition with respect to equities trading, and this competition is expected to remain intense. Our current and prospective competitors include regulated markets, dark pools and other alternative trading systems, or ATSs, market makers and other execution venues. We also face competition from large investment banks, brokers and customers that may assume the role of principal and act as counterparty to orders originating from retail customers, or match their respective order flows through bilateral trading arrangements, including through internalization of order flow. NYSE Arca and NYSE American Options face considerable competition in the equity options markets; their principal U.S. competitors are Nasdaq, Inc., or Nasdaq, and Cboe Global Markets, Inc., or Cboe.
•Our principal competitor for corporate listings in the U.S. is Nasdaq. For ETF listings, we compete with Nasdaq and Cboe. We also face competition for foreign issuer listings from a number of stock exchanges outside the U.S. As other liquidity venues and new entrants seek exchange status, we may face more competition for listings.
Fixed Income and Data Services Segment
•Our fixed income trading venues, or ICE Bonds, compete with other electronic trading venues. Our platforms also compete for volume traded bilaterally or trading activity that is not done through an electronic venue.
•Our data services offerings face intense competition in all aspects of the business. We broadly compete with purchased third-party information and services from large global suppliers of financial market data. Our Fixed Income Data and Analytics services compete with information obtained from informal industry relationships and sources, such as broker quotes, as well as other index and portfolio analytics providers. Our ICE Global Network business competes with other extranet providers.
Mortgage Technology Segment
•In our ICE Mortgage Technology business, we compete with other digital mortgage solution providers, such as Black Knight, Inc.'s origination technologies and proprietary systems that lenders have put in place. We also compete for mortgage activity that does not utilize digital solutions.
Our Growth Strategy
We seek to advance our leadership position by focusing our efforts on the following key strategies for growth:
•innovate and expand our data services offerings and the networks we serve to address the rising demand for transparency and efficiency;
•further develop our technology and risk management infrastructure while also increasing our distribution; and
•strengthen our competitive position through select acquisitions and strategic relationships.
The record consolidated revenues, less transaction-based expenses, we achieved in 2020 reflect our focus on the implementation and execution of our long-term growth strategy.

Innovate and Expand Our Data Services Offerings and the Networks We Serve to Address the Rising Demand for Transparency and Efficiency
Our growth strategy has been to expand the networks we serve by, in part, adding new data, connectivity and other workflow tools. By bringing together a wide range of data and analytics as well as an array of delivery mechanisms, we offer customers a comprehensive and flexible solution to address the need for more transparency, efficiency and information across their respective workflows. Our growth has been driven by many factors, such as increased automation, regulation and demand for independent, secure, real-time information.
We will continue to look for strategic opportunities to grow our networks and expect to also continue to pursue opportunities in asset classes we do not currently serve.
Further Develop Our Technology and Risk Management Infrastructure While Also Increasing Our Distribution
We develop and maintain our own infrastructure, electronic trading platforms, clearing systems, mortgage platforms and data and analytics platforms, which are designed to ensure scalability and the delivery of technology that meets our expanding customer base’s demands for price transparency, reliability, risk management and transaction efficiency. We intend to continue to increase ease of access and connectivity with our existing and prospective customers. We expect to continue rolling out NYSE Pillar, our new integrated equities trading platform and matching engine, to our equity options markets to improve performance and reduce the complexity of operating multiple trading systems. We also expect to continue to invest in mortgage technology to streamline and automate more workflows and build new capabilities. We operate systems that support trading, clearing, mortgage originations, data and analytics across five data centers. Finally, we operate our ICE Global Network, which provides connectivity to over 150 trading venues and data from over 750 sources, including ICE-operated markets and data services.
Our derivatives customer base has grown and diversified as a result of several drivers, including the addition of new markets and products, the move toward increased risk management and counterparty credit management, mark-to-market and margining services as well as regulatory requirements. We continue to add new participants to our platforms, which bring additional demand for new products and services. Our markets support price transparency and risk management, particularly in times of volatility and for products where there is less liquidity. In addition, the use of hedging, trading and risk management programs by commercial enterprises continues to rise based on the availability of technology to deliver more products, as well as the security and the capital efficiencies offered by clearing. We develop new products, but have also increased our capabilities through licenses and acquisitions of companies and intellectual property. Further, by acquiring, building and maintaining our own geographically diverse clearing operations, we are able to respond to market demand for central clearing and related risk management services across diverse geographic and regulatory jurisdictions. As new markets evolve, we intend to leverage our domain knowledge to meet additional demand for cleared products and related risk management solutions.
As requirements for regulatory compliance and capital efficiencies grow, the use of clearing and data, particularly from independent data and benchmark providers also continues to grow. We intend to continue to expand our customer base by leveraging our existing relationships and our global sales and marketing team to promote participation in our markets, and by expanding our range of products and services.
Strengthen Competitive Position Through Select Acquisitions and Strategic Relationships
We were an early consolidator in global markets and we intend to continue to explore and pursue acquisitions and other strategic opportunities to strengthen our competitive position globally, broaden our product offerings and services and support the growth of our company while enhancing stockholder value as measured by return on invested capital, earnings accretion and cash flow growth. We may enter into business combinations, make acquisitions or enter into strategic partnerships, joint ventures or other alliances, any of which may be material. In addition to growing our business, we may enter into these transactions for a variety of additional reasons, including leveraging our existing strengths to enter new markets or related asset classes, expanding our products and services, diversifying our business, addressing underserved markets, advancing our technology and anticipating or responding to regulatory or other potential changes in our industry or other industries. For example, in September 2020, we acquired Ellie Mae to expand our ICE Mortgage Technology portfolio. Through its digital lending platform, Ellie Mae provides technology services to participants in the mortgage supply chain, including its over 3,000 customers and thousands of partners and investors who provide market liquidity on its open network.

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
•Our U.S. futures exchange, ICE Futures U.S., is subject to extensive regulation by the Commodity Futures Trading Commission, or CFTC, under the Commodity Exchange Act, or CEA. The CEA generally requires that futures trading in the U.S. be conducted on a commodity exchange registered as a Designated Contract Market, or DCM. As a registered DCM, ICE Futures U.S. is a self-regulatory organization, or SRO, that has implemented rules and procedures to comply with the core principles applicable to it under the CEA.
•In the U.K., ICE Futures Europe is a Recognized Investment Exchange, or RIE, in accordance with the Financial Services and Markets Act 2000. Like U.S. regulated derivatives markets, RIEs are SROs with surveillance and compliance responsibilities.
•In the EU, ICE Endex is a regulated market in the Netherlands and its derivative markets are licensed under the Dutch Financial Services Act and supervised by the Dutch National Bank, or DNB, and the Netherlands Authority for the Financial Markets, or AFM.
•In Singapore, ICE Futures Singapore is an approved exchange supervised by the Monetary Authority of Singapore, or MAS.
•In Abu Dhabi, ICE Futures Abu Dhabi is an RIE and regulated by the Financial Services Regulatory Authority, or FSRA.
•In Canada, ICE NGX is recognized as an exchange and clearing house by the Alberta Securities Commission and is also registered by the CFTC as a Foreign Board of Trade and as a Derivatives Clearing Organization, or DCO.
•ICE Clear Credit and ICE Clear U.S. are regulated by the CFTC as DCOs. DCOs are subject to extensive regulation by the CFTC under the CEA. The Financial Stability Oversight Council, or FSOC, has designated ICE Clear Credit as a systemically important financial market utility under Title VIII of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act. As such, ICE Clear Credit has access to the Federal Reserve System and holds deposits of $30.3 billion of its U.S. dollar cash in its cash accounts at the Federal Reserve as of December 31, 2020.
•ICE Clear Europe, which is primarily regulated in the U.K. by the Bank of England, or BOE, as a Recognized Clearing House, is also subject to regulation by the CFTC as a DCO and by the European Securities and Markets Authority, or ESMA. Both ICE Clear Credit and ICE Clear Europe are also regulated by the SEC as clearing agencies because they clear security-based swaps.
•In the EU, ICE Clear Netherlands is an authorized CCP and is regulated by the DNB and AFM.
•In Singapore, ICE Clear Singapore is an approved clearing house supervised by the MAS.
Regulation of our Securities Business
•In our cash equities and options markets, NYSE, NYSE Arca, NYSE American, NYSE National and NYSE Chicago are national securities exchanges and, as such, are SROs and subject to oversight by the SEC. Accordingly, our U.S. securities exchanges are regulated by the SEC and, in turn, are the regulators of their members. As national securities exchanges, NYSE, NYSE Arca, NYSE American, NYSE National and NYSE Chicago must comply with, and enforce compliance by their members with, the Securities Exchange Act of 1934, or the Exchange Act.
•Our U.S.-based execution-oriented fixed income markets are operated by our SEC-registered broker-dealers, ICE Bonds Securities Corporation, or ICE Bonds, which operates three SEC registered ATSs, ICE BondPoint, ICE Credit Trade, and ICE TMC. ICE Bonds is subject to oversight by the SEC and is a member of the Financial Industry Regulatory Authority, or FINRA, and the Municipal Securities Rulemaking Board, or MSRB. FINRA and MSRB are SROs that regulate broker-dealers in the U.S. ICE Securities Execution & Clearing, LLC, a full clearing member of the National Securities Clearing Corporation, the Fixed Income Clearing Corporation and The Depository Trust Corporation, provides correspondent clearing for ICE Bonds and is subject to oversight by the SEC, FINRA and the MSRB.
•Our U.K.-based execution-oriented fixed income market is operated by Creditex Brokerage, L.L.P., which is an operator of a multilateral trading facility, or MTF, and ICE Markets Limited, which acts as the matched principal counterparty to transactions arranged on the MTF operated by Creditex Brokerage. Both Creditex Brokerage and ICE Markets Limited are regulated by the U.K.’s Financial Conduct Authority, or FCA. Additionally, in connection with its bond offerings, Creditex Brokerage is authorized to provide automated trading services in Hong Kong and is subject to oversight by the Hong Kong Securities and Futures Commission and holds an Australian Market License and is subject to oversight by the Australian Securities and Investment Commission.
Regulation of our Data Business
We have a U.S. subsidiary that is registered with the SEC under the Investment Advisers Act of 1940, or the Investment Advisers Act, for its evaluated pricing services. The Investment Advisers Act imposes numerous regulatory obligations on registered investment advisers, including those relating to the management and distribution of products and services, record-keeping, compliance oversight, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. Investment advisers also are subject to certain state securities laws and regulations. ICE Data Services (Australia) Pty. Ltd. provides financial services in Australia and is licensed by the Australian Securities and Investment Commission, or ASIC. ICE Data Desktop Solutions (Europe) Limited provides certain financial services throughout Europe and is regulated by the FCA. ICE Data Indices applies the International Organization of Securities Commissions, or IOSCO, Principles for Financial Benchmarks to its indices. ICE Data Indices has been recognized as a third-country benchmark administrator by the FCA under the U.K. Benchmarks Regulation, or U.K. BMR. ICE Benchmark Administration Limited, or IBA, is authorized and regulated by the FCA for the regulated activity of administering a benchmark, and is authorized as a benchmark administrator under the U.K. BMR. On December 31, 2020, IBA was authorized as a benchmark administrator under the EU Benchmarks Regulation, or EU BMR. See “Regulatory Changes” below for more information.
Regulation of our Mortgage Business
We have a mortgage technology business, Ellie Mae, that is subject to examination by the Federal Financial Institutions Examination Council, or the FFIEC, and its member agencies because it is a third-party service provider to financial institutions directly regulated by the FFIEC and its member agencies, including, among others, the Consumer Financial Protection Bureau, or CFPB.
Regulatory Changes
Domestic and foreign policy makers continue to review their legal frameworks governing financial markets, and periodically change the laws and regulations that apply to our business and to our customers’ businesses. Our key areas of focus on these evolving efforts are:
•Brexit implications. On January 1, 2021, the U.K. completed its withdrawal from the EU, commonly referred to as Brexit. As a result, as of January 1, 2021, EU law no longer applies in and to the U.K. In connection with the completion of the U.K.'s withdrawal, the U.K. and EU finalized a trade and cooperation agreement, which was provisionally applied as of January 1, 2021. The trade and cooperation agreement does not cover financial services. Instead, the U.K. and EU issued a joint declaration on financial services regulatory cooperation. According to the joint declaration, the U.K. and EU should agree on a Memorandum of Understanding establishing the framework for regulatory cooperation on financial services.
•Requirement that European and U.K. exchanges and CCPs offer non-discriminatory access. The non-discriminatory access provisions of the U.K.'s Markets in Financial Instruments Directive II, or U.K. MiFID II, and the EU Markets in Financial Instruments Directive II, or EU MiFID II, would require both our U.K. and European exchanges and CCPs to offer access to third parties on commercially reasonable terms. In addition, both the U.K. MiFID II and the EU MiFID II could require our U.K. and European exchanges and CCPs to allow participants to trade and/or clear at other venues, which may encourage competing venues to offer lookalikes of our products. On July 3, 2020, the application of these non-discriminatory access requirements for EU exchange-traded derivatives under EU MiFID II was postponed until July 3, 2021. This postponement did not form part of EU law retained by the U.K. at the end of the Brexit transition period. U.K. Treasury is currently reviewing the suitability of these requirements for U.K. markets.
•Continued access by EU market participants to U.K. CCPs and exchanges. The European Commission, or EC, adopted an 18-month temporary equivalence decision for U.K. CCPs, which began to apply as of January 1, 2021. ICE Clear Europe has been recognized by ESMA as a third-country CCP in accordance with the European Markets Infrastructure Regulation, or EMIR. Separately, ICE Futures Europe and ICE Endex will continue to be able to permit access by EU and U.K. persons to transact on their platforms. The absence of an equivalence decision by the EU for U.K. trading venues, however, may result in increased costs for certain EU market participants, which could impact trading on ICE Futures Europe. The impact to our business and the potential for regulatory changes remain uncertain at this time. We are monitoring the impact to our business and are evaluating avenues to facilitate continued access for EU and U.K. customers to ICE Futures Europe and ICE Endex.
•Regulatory structure applicable to non-EU clearing houses. On January 1, 2020, EMIR 2.2 became effective, which revises the EU's current regulatory and supervisory structure for EU and non-EU clearing houses. ESMA has recognized ICE Clear Europe as a third-country CCP under EMIR and determined that it is a Tier 2 CCP on the basis that it is systemically important to the financial stability of the EU or one or more of its Member States. However, ESMA's continuing implementation of these delegated regulations could still impact one or more of our other non-EU clearing houses.
•Basel III capital charges. The implementation of capital charges in Basel III could have a negative impact on certain of our clearing members. In particular, the Supplemental Leverage Ratio applicable to certain financial institutions may impose capital requirements on certain of our clearing house members and their customers that may raise the costs and thus discourage financial institutions from client clearing. In June 2019, the Basel Committee on Banking Supervision revised its treatment of the leverage ratio capital requirement for derivatives that a bank centrally clears on behalf of its clients. The revised treatment will permit both cash and non-cash forms of initial margin and variation margin received from a client to offset the replacement cost and potential future exposure for client cleared derivatives only. The revision will apply to the version of the leverage ratio standard that will serve as the Pillar 1 minimum capital requirement as of January 1, 2022. In November 2019, the Federal Reserve Board, the Federal Deposit Insurance Corporation, or FDIC, and the Office of the Comptroller of the Currency finalized rule changes to the derivative exposure calculations and leverage ratio requirements. The final rule also revised the treatment of the leverage ratio capital requirement for derivatives that a bank centrally clears on behalf of its clients to permit both cash and non-cash forms of initial margin and variation margin received from a client to offset the replacement cost and potential future exposure for client cleared derivatives only. The compliance date for the revised regulation is January 1, 2022, however early adoption was permitted beginning April 1, 2020.
•Capital requirements for investment firms acting as market makers. EU and U.K. policy makers are developing a framework for prudential requirements for EU and U.K. investment firms. The proposed rules risk imposing disproportionate capital requirements on EU and U.K. investment firms acting as market makers. EU and U.K. investment firms may be discouraged from acting as market makers on certain markets operated by ICE Futures Europe and ICE Endex due to the increased capital requirements.
•Financial transaction and similar taxes. A number of EU Member States have considered a financial transaction tax, but many details remain to be discussed and agreed, including how to assess the tax at a Member State level. Implementation of a financial transaction tax could result in a reduction in volumes and liquidity, which would have a negative impact on our EU operations.
In the U.S., financial transaction taxes and other similar changes to tax laws are being considered in several states and a federal financial transaction tax on stocks, bonds and derivatives has been introduced in the U.S. House of Representatives. As in the EU, these types of taxes in the U.S. could result in reduced volumes and liquidity on our exchanges that trade instruments to which the tax applies.
•Benchmarks Regulation. In June 2016, the EU BMR entered into force and the majority of provisions applied from January 2018. Under the EU BMR, benchmarks provided by a third-country (i.e. non-EU) benchmark administrator may be used by EU-supervised entities provided that the EC has adopted an equivalence decision or the administrator has been recognized or endorsed and the benchmarks are listed on the register established by ESMA. The EU BMR also provides for a transition period until December 31, 2021, allowing index providers to continue to provide critical benchmarks and for supervised entities to continue to utilize benchmarks provided by third-country administrators. There are proposals to further extend the transition period for the use of benchmarks provided by third-country administrators until at least December 31, 2023, subject to final approval by the European Parliament.
From April 27, 2018 to December 31, 2020, IBA was authorized as a benchmark administrator under the EU BMR. As of January 1, 2021, IBA is authorized as a benchmark administrator under the U.K. BMR and benchmarks provided by IBA may continue to be used by supervised entities in the EU under the EU BMR transitional provisions. From May 24, 2019 to December 31, 2020, ICE Data Indices was recognized by the FCA as a third-country benchmark administrator under the EU BMR. As of January 1, 2021, ICE Data Indices is recognized as a third-country benchmark administrator under the U.K. BMR and benchmarks provided by ICE Data Indices may continue to be used by supervised entities in the EU under the EU BMR transitional provisions.
In October 2020, the U.K. Government introduced the Financial Services Bill, which includes proposed amendments to the U.K. BMR to provide the FCA with authority to manage and direct any wind-down period prior to a cessation of the London Interbank Offered Rate, or LIBOR, including powers to direct a methodology change for a critical benchmark and extend its publication on a basis that is no longer representative of its original underlying market or economic reality. Legislation increasing the powers of regulators to change the methodology or underlying market represented by a benchmark, or extend the publication of a benchmark, including LIBOR, could result in increased risks to administrators, such as IBA, and users of such benchmarks. In November 2020, the European Parliament and Council reached an agreement on amending the EU BMR to provide the EC the power to designate a replacement benchmark that covers all references to a widely used reference rate that is phased out, including LIBOR, when necessary, to avoid disruption of the financial markets in the EU.
•Market Data Requirements. Our U.K. and EU derivatives exchanges could be impacted by changes to requirements related to the dissemination of market data. In its December 2019 report to the EC, ESMA recommended against, among other things, outright regulation of market data prices, however ESMA suggested that users could gain transparency into how market data prices are set with the help of new supervisory guidance and targeted changes to the MiFID II/Markets in Financial Instruments Regulation, or MiFIR, text. The EC is considering ESMA’s report and is considering further legislative action in this area. Additionally, the FCA launched the "Accessing and using wholesale data Call for Input,” which will explore the changing use and value of data in wholesale financial markets.
As required by a May 2020 SEC Order, in August 2020, the exchanges and FINRA submitted to the SEC a proposed new, single NMS Plan to replace the three existing NMS Plans that govern the dissemination of real-time, consolidated equity market data for exchange-listed cash equity securities. This proposed new single NMS Plan would not replace the current NMS Plans until it is approved by the SEC and a transition period concludes. Approval of the new NMS Plan by the SEC may affect NYSE's revenues from the sale of consolidated market data since all the market data fees for consolidated market data would be required to be re-filed with the SEC and would not be effective until approved. Separately, in June 2020, NYSE, Nasdaq and Cboe filed petitions for review with the U.S. Court of Appeals for the District of Columbia of the SEC order requiring the exchanges and FINRA to file this new NMS Plan.
In December 2020, the SEC finalized a rule that would significantly change the content of consolidated data and the manner in which it is collected, consolidated and disseminated. There is a lengthy phase in of these rules of more than two years. The final rule replaces the current exclusive processor for collecting, consolidating, and disseminating cash equity market data with competing, multiple processors. NYSE currently operates the exclusive processor for securities listed on the NYSE exchanges and Cboe and will no longer receive revenue for this activity once the final rule is fully implemented. In addition, the final rule adds new depth of book and auction content to the information that is consolidated. It is uncertain the fees that exchanges will be permitted to charge competing consolidators and others for market data that is included within the new definition of consolidated market data and there could be an impact on NYSE’s revenues from the sale of market data.
•Regulation of Services Offered by Non-Exchange Affiliates: In an October 2020 order approving certain wireless services filed by the NYSE exchanges, the SEC expressed an expanded interpretation of what constitutes an “exchange,” or a “facility” of an exchange, under the U.S. securities laws. To the extent that services offered by non-exchange affiliates of the NYSE exchanges are considered by the SEC to be subject to regulations applicable to registered securities exchanges, such services and the fees for such services would have to be filed with the SEC, which could impact the types of services we may offer and the revenues we receive from such services. We have filed a petition for review of this order with the U.S. Circuit Court of Appeals for the District of Columbia.
•U.S. Listing and Trading Prohibitions on Certain Foreign Companies: On December 18, 2020, the Holding Foreign Companies Accountable Act became U.S. law. For each company required to file periodic reports with the SEC, this Act requires the SEC to identify any company that retains a registered public accounting firm that is located in a foreign jurisdiction and that the Public Company Accounting Oversight Board, or PCAOB, is unable to inspect or investigate because of a position taken in such foreign jurisdiction. If the SEC determines that the PCAOB has been unable to inspect or investigate such accounting firm for three consecutive years, it is required to prohibit such company from trading its securities on a U.S. securities exchange or in any “over-the-counter” market. As a consequence, the NYSE exchanges may be required to suspend trading in certain of their listed companies.
In addition, on November 12, 2020, the former President of the United States issued an Executive Order that prohibits, subject to certain exceptions, transactions by U.S. persons in the securities of certain Chinese companies identified as having ties to the People's Liberation Army, and in securities that are derivatives of, or any securities that are designated to provide investment exposure to, such Chinese companies. To comply with the Executive Order and guidance from the U.S. Department of the Treasury, the NYSE suspended trading in three of its listed companies and commenced delisting proceedings. In the future, there may be other listed companies that the NYSE will be required to take similar action to comply with the Executive Order.
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
In addition, we have posted on our website the charters for our (i) Audit Committee, (ii) Compensation Committee, (iii) Nominating and Corporate Governance Committee and (iv) Risk Committee, as well as our Global Code of Business Conduct, which includes information regarding our whistleblower hotline information, Board of Directors Governance Guidelines and Board Communication Policy. We will provide a copy of these documents without charge to stockholders upon request.
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
SUMMARY
The following summarizes some of the key risks and uncertainties that could materially adversely affect us. You should read this summary together with the more detailed description of each risk factor contained below.
Business and Industry
•Global economic, political and financial market events or conditions may negatively impact our business.
•Owning clearing houses exposes us to risks, including risks related to defaults by clearing members, risks related to investing margin and guaranty funds and the cost of operating the clearing houses.
•A decline in the value of securities held as margin or guaranty fund contributions by our clearing houses or default by a sovereign government issuer could pose additional risks of default by clearing members.
•Owning and operating cash equity and options exchanges exposes us to additional risks, including the regulatory responsibilities to which these businesses are subject.

•Our business is subject to the impact of financial markets volatility, including the prices and interest rates underlying our derivative products or which impact mortgage origination volumes, due to conditions that are beyond our control.
•Systems failures in the derivatives and securities trading industry could negatively impact us.
•We may be at greater risk from terrorism, including cyberterrorism, than other companies.
•Fluctuations in foreign currency exchange rates could adversely affect our financial results.
•We may have difficulty executing our growth strategy and maintaining our growth effectively.
•We may not be successful in offering new products or technologies or in identifying opportunities.
•The COVID-19 pandemic could adversely affect our business, results of operations and financial condition.
•We may be required to recognize impairments of our goodwill, other intangible assets or investments.
Legal and Regulatory
•Our businesses and those of many of our clients have been and continue to be subject to extensive legislation and regulatory scrutiny, and we face the risk of changes to our regulatory environment and business in the future.
•Our compliance and risk management methods, as well as our fulfillment of our regulatory obligations, might not be effective, which could lead to enforcement actions by our regulators.
•Regulatory changes or court rulings may have an adverse impact on our ability to derive revenue from market data and connectivity fees.
•The uncertainty surrounding the terms of the U.K.'s exit from the EU, commonly referred to as Brexit, could adversely impact our business, results of operations and financial condition.
•Risks relating to the administration of benchmarks and indices, including LIBOR, and the potential for changes to, cessations of, and the replacement of, or transition from, benchmarks and indices, including LIBOR, may result in legal risks and could adversely affect our business.
•We may face liability for content contained in our data products and services.
•We are subject to significant litigation and liability risks.
Operational and Liquidity
•Our systems and those of our third-party service providers may be vulnerable to cyberattacks, hacking and other cybersecurity risks, which could result in wrongful manipulation, disclosure, destruction, or use of our information or that of a third party, or which could make our participants unable or reluctant to use our electronic platforms.
•Our business may be harmed by computer and communication systems failures and delays.
•An interruption or cessation of an important service, data or content supplied by any third party, or the loss of an exclusive license, could have a material adverse effect on our business.
•Our success largely depends on key personnel, including our senior management, and having adequate succession plans in place. We may not be able to attract, retain and develop the highly skilled employees we need to support our business, which could harm our business.
•We currently have a substantial amount of outstanding indebtedness which could adversely affect our financial condition and operations and restrict our activities or satisfy our debt service obligations.
Competition
•We face intense competition; failure to keep up with rapid changes in technology and client preferences could negatively impact our competitive position.
•Damage to our reputation could damage our business.
Intellectual Property
•Our use of "open source" software could negatively impact our ability to sell our products and services and subject us to litigation.
•A failure to protect our intellectual property rights, or allegations that we have infringed the intellectual property rights of others, could adversely affect our business.

Common Stock
•We are a holding company and depend on our subsidiaries for dividends, distributions and other payments.
•We may fail to complete or realize the anticipated cost savings, growth opportunities and synergies and other benefits anticipated from our acquisitions, which could adversely affect the value of our common stock.
•Provisions of our organizational documents and Delaware law may delay or deter a change of control of ICE.
Investment in and Operation of Bakkt
•We may not realize the expected benefits of our majority investment in Bakkt and the investment may introduce additional risks to our business due to its evolving business model.
•The characteristics of digital assets have been, and may in the future continue to be, exploited to facilitate illegal activity such as fraud, money laundering, tax evasion and ransomware scams, which could adversely affect us.
•Bakkt is subject to anti-money laundering, counter terrorist financing laws and regulations and anti-corruption laws globally, and there can be no assurance that its employees or agents will not violate such laws and regulations.
•Regulatory changes or actions may restrict the use of digital assets in a manner that adversely affects Bakkt’s business, prospects or operations and, consequently, our majority ownership interest in Bakkt.
•Digital asset custodial solutions and related technology, including Bakkt’s systems and custodial arrangements, are subject to risks related to a loss of funds due to theft of digital assets, employee or vendor sabotage, security and cybersecurity risks, system failures and other operational issues and a lack of sufficient insurance which could cause damage to Bakkt’s reputation and brand.
•Cyberattacks and security vulnerabilities could result in serious harm to Bakkt’s reputation, business, and financial condition.
BUSINESS AND INDUSTRY
Global economic, political and financial market events or conditions may negatively impact our business.
Adverse macroeconomic conditions, including recessions, inflation, high unemployment, government shutdowns, currency fluctuations, interest rate changes, geopolitical events, climate change, international trade disputes, including the imposition of tariffs or other protectionist measures, actual or anticipated large-scale defaults or failures or slowdown of global trade have in the past negatively impacted consumer and corporate confidence and resulted in reductions in consumer, government and corporate spending, and could have such effects in the future, and in turn impact our business. If our customers reduce spending, workforce, trading activity or demand for financial data as a result of challenges in the prevailing economic markets, our revenues could decline.
A substantial portion of our revenues are derived from data services fees and fees for transactions executed and cleared in our markets. Our market data-based revenues are largely subscription-based, or recurring, and are generated from a range of global financial and commodity markets, including pricing and reference data, exchange data, analytics, feeds, index services, desktops and connectivity solutions. For our transaction-based revenues, we derive a significant percentage from trading in global energy and agricultural-related futures and options contracts, as well as equity transactions and global interest rate contracts. The market data subscriptions and trading volumes in our markets could decline substantially if our market participants reduce their level of spending or trading activity for any reason, including:
•adverse market conditions that curtail the addition of new customers or cause a decrease in purchases by our existing customers for our subscription-based products and services;
•weakness in the macroeconomic environment that causes our customers to delay or cancel existing orders or subscriptions;
•cost-cutting pressures across the industry or decrease in demand for our subscription-based products and services that lead to a reduction in price;
•consolidation in our markets or the markets of our customers that results in a reduction in the number of market participants;
•a reduction in trading demand by customers or a decision to curtail or cease hedging or speculative trading;
•regulatory or legislative changes impacting our business, our customers and financial markets;

•political uncertainty and discord could negatively impact us if we are viewed as taking a political stance that is contrary to our customers' beliefs or principles;
•the impact of climate change and the transition to renewable energy and away from crude oil;
•a prolonged decrease in volatility in the financial markets;
•heightened capital requirements or mandated reductions in leverage resulting from new regulations;
•defaults by clearing or exchange members or the inability of participants to pay out contractual obligations;
•changes to our contract specifications that are not viewed favorably by our market participants; or
•reduced access to, or availability of, capital required to fund trading activities.
A reduction in our overall trading volume could render our markets less attractive to market participants as a source of liquidity, which could result in further loss of trading volume and associated transaction-based revenues. A reduction in trading volumes could also result in a corresponding decrease in the demand for our market data, which would further reduce our overall revenue.
Further, NYSE’s revenue increases when more companies are seeking access to public markets, and on the NYSE specifically. A stagnation or a decline in the initial public offering, or IPO, market, or issuers choosing to list on venues other than the NYSE, could have an adverse effect on our revenues.
U.S.-China trade and diplomatic tensions, U.S. government policies toward China, including sanctions laws and regulations, and Chinese government policies toward U.S. companies may impact our existing business and future opportunities, as well as affect Chinese companies’ ability to do business with us.

In addition, adverse conditions in the residential mortgage lending industry, including a substantial or prolonged decline in mortgage lending volume, may have an adverse effect on our revenues. Mortgage lending volume has decreased substantially in certain years in the past, and could again decrease in the future. Factors that could adversely impact mortgage lending volumes include increased mortgage interest rates, reduced consumer and investor demand for mortgages, more stringent underwriting guidelines, decreased liquidity in the secondary mortgage market, high levels of unemployment, high levels of consumer debt, lower consumer confidence, changes in tax and other regulatory policies, the number of existing mortgages eligible for refinancing, the available inventory of housing, affordability of housing and other macroeconomic factors.
Owning clearing houses exposes us to risks, including risks related to defaults by clearing members, risks related to investing margin and guaranty funds and the cost of operating the clearing houses.
There are risks inherent in operating clearing houses, including exposure to the market and counterparty risk of clearing members, market liquidity risks, defaults by clearing members and risks associated with custody and investing margin or guaranty fund assets provided by clearing members to our clearing houses, which could subject our business to substantial losses. For example, clearing members in ICE Clear Europe have provided margin and guaranty funds with an aggregate cash balance of $38.1 billion as of December 31, 2020 and a total of $84.1 billion for all of our clearing houses as of December 31, 2020. In addition to the use of Sovereign Central Bank access when applicable, the ICE Clearing Houses may use third-party investment advisors for investment of cash assets, subject to the guidelines provided by each clearing house, and may add or change the investment managers from time to time. To the extent available, ICE Clear Credit holds the U.S. dollar cash and U.S. Treasuries that clearing members transfer to satisfy their original margin and guaranty fund requirements at its account at the Federal Reserve. With respect to other clearing member cash posted, ICE Clear Credit currently self-manages and uses external investment managers to invest such cash margin and guaranty fund deposits.
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
Although our clearing houses have policies and procedures to help ensure that clearing members can satisfy their obligations, such policies and procedures may not succeed in preventing losses after a member's or counterparty’s default. In addition, although we believe that we have carefully analyzed the process for setting margins and our financial safeguards, it is a complex process and there is no guarantee that our procedures will adequately protect us from the risks related to clearing these products. We cannot assure you these measures and safeguards will be sufficient to protect us from a default or that we will not be materially and adversely affected in the event of a significant default. We have contributed our own capital to the front of the guaranty fund of the clearing houses that could be used in the event of a default. Furthermore, in 2019, we added a layer of insurance to our clearing member default protection. The default insurance layer resides after and in addition to the ICE Clear Credit, ICE Clear Europe, and ICE Clear U.S. ‘Skin In The Game’ contributions and before the guaranty fund contributions of the non-defaulting clearing members. The default insurance has a three-year term, subject to renewal. Notwithstanding these actions, the default of any one of the clearing members could subject our business to substantial losses and cause our customers to lose confidence in the guaranty of our clearing houses.
A decline in the value of securities held as margin or guaranty fund contributions by our clearing houses or default by a sovereign government issuer could pose additional risks of default by clearing members.
Our clearing houses hold a substantial amount of assets as margin or guaranty fund contributions, which comprise U.S. and other sovereign treasury securities. As of December 31, 2020, our clearing houses held $67.3 billion of non-cash margin or guaranty fund contributions in U.S. and other sovereign treasury securities: $50.7 billion of this amount was comprised of U.S. Treasury securities, $2.6 billion of French Treasury securities, $2.2 billion of German Treasury securities, $2.4 billion of U.K. Treasury securities and $9.4 billion of other European, Japanese and Tri-Party Treasury securities. Sovereign treasury securities have historically been viewed as one of the safest and most liquid securities for clearing houses to hold due to the perceived credit worthiness of major governments. However, the markets for such securities have experienced significant volatility during the past decade due to on-going financial challenges in some of the major European countries and the U.S. government’s negotiations regarding taxation, spending cuts and raising the debt ceiling, which is the maximum amount of debt that the U.S. government can legally incur. In addition, if there is a collapse in a specific currency relied upon by our clearing houses, our clearing houses would face significant expenses in changing their systems and such an event could cause a credit contraction and major swings in asset prices and exchange rates. To mitigate this risk, our clearing houses currently apply a discount or “haircut” to the market values for all sovereign securities held as margin or guaranty fund contributions; however, market conditions could change more quickly than we adjust the amount of the haircuts and the haircuts could be insufficient in the event of a sudden market event.
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
Owning and operating cash equity and options exchanges exposes us to additional risks, including the regulatory responsibilities to which these businesses are subject.
Owning and operating cash equity and options exchanges for which the revenues are primarily derived from trading activity, market data and listing fees, exposes us to additional risks. Adverse economic conditions and legal and regulatory changes similar to those discussed elsewhere in this section could result in decreased trading volume on our exchanges, discourage or prohibit market participants from listing on our exchanges or cause them to forgo new offerings. Any of these could reduce our revenues, including market data and listing fee revenue.
Our cash equity and options exchanges also have certain regulatory responsibilities that must be fulfilled. For example, these exchanges are responsible for enforcing listed company compliance with applicable listing standards, enforcing our members' compliance with exchange rules and federal securities laws, complying with terms of NMS Plans, filing of all material changes to exchanges' rules with the SEC, and operating our exchanges consistent with exchange rules, federal securities laws, and other applicable laws. Any failure by one of our exchanges to comply with, and enforce compliance by their members with, exchange rules and securities laws could significantly harm our reputation, prompt regulatory scrutiny, result in the payment of fines or penalties and adversely affect our business, financial condition and operating results. Our ability to do this could be impaired by, for example, recent SEC amendments to NMS Plans for the consolidation of market data that impede the ability of the exchanges and FINRA to discharge their legal obligations by restricting the flow of information and constraining the decision-making authority of the exchanges and FINRA.
We must allocate significant resources to fulfill our regulatory and self-regulatory responsibilities. The for-profit exchanges’ goal of maximizing stockholder value might contradict the exchanges’ regulatory and self-regulatory responsibilities. In addition, the listing of our common stock on the NYSE could potentially create a conflict between the exchange’s regulatory responsibilities to vigorously oversee the listing and trading of securities, on the one hand, and our commercial and economic interest, on the other hand. While we have structural protections to minimize these potential conflicts, we cannot be sure that such measures will be successful.
Further, changes in the rules of our securities markets must be reviewed and approved by the SEC. Approval of such changes by the SEC cannot be guaranteed, and the SEC could delay either the approval process or the initiation of the public comment process. Any denial or delay in approving changes could have an adverse effect on our business, financial condition and operating results.
See Item 1 “- Business - Regulation” above for additional information regarding regulatory changes impacting our cash equities and options exchanges, including risks to our business associated with possible regulation of services offered by non-exchange affiliates and U.S. listing and trading prohibitions on certain foreign companies.
Our business is subject to the impact of financial markets volatility, including the prices and interest rates underlying our derivative products, or which impact mortgage origination volumes, due to conditions that are beyond our control.
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
Factors that are particularly likely to affect price and interest rate levels and volatility, and thus trading volumes, include:
•global economic, political and market conditions;
•concerns over inflation, deflation, legislative and regulatory changes, government fiscal and monetary policy - including actions by the Federal Reserve and other foreign monetary units' governing bodies, and investor and consumer confidence levels;
•weather conditions including hurricanes and other significant events, natural and unnatural disasters like large oil spills that impact the production of commodities and, in the case of energy commodities, production, refining and distribution facilities for oil and natural gas;
•war, acts of terrorism and any unforeseen market closures or disruptions in trading;
•political developments impacting international trade, including continued uncertainty surrounding the implementation of Brexit, trade disputes and increased tariffs, particularly between the U.S. and China, and imposition of protectionist measures;
•real and perceived changes in the supply and demand of commodities underlying our products, particularly energy and agricultural products, including changes as a result of technological improvements or the development of alternative energy sources; and
•credit quality of market participants, the availability of capital and the levels of assets under management.
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
High-profile system failures in the derivatives and securities trading industry have in the past, and could in the future, negatively impact our business and result in a loss of confidence in our technology and our markets, regulatory investigations, fines and penalties and business activity slowdown or interruptions. Further, regulators have imposed requirements for trading platforms that have been costly for us to implement and could result in a decrease in demand for some of our services. In particular, the SEC’s Regulation Systems Compliance and Integrity, or Regulation SCI, and the CFTC’s system safeguards regulations subject portions of our securities and derivatives trading platforms and other technological systems related to our clearing houses, trade repositories and the U.S. Swap Execution Facility, or SEF, to extensive regulation and oversight. Ensuring our compliance with the requirements of Regulation SCI and the CFTC’s system safeguards regulations requires significant ongoing administrative and compliance expenses and burdens. In addition, the SEC’s expansion of the ICE systems that are determined to be in scope for Regulation SCI could result in significant additional expenditures.
We may be at greater risk from terrorism, including cyberterrorism, than other companies.
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
Fluctuations in foreign currency exchange rates could adversely affect our financial results.
Since we conduct operations in several different countries, including the U.S., U.K. and Canada, as well as the EU, substantial portions of our revenues, expenses, assets and liabilities are denominated in U.S. dollars, pounds sterling, Canadian dollars and euros. Because our consolidated financial statements are presented in U.S. dollars, we must translate non-U.S. dollar denominated revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against the other currencies could affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies.
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
For additional information on our foreign currency exchange rate risk, refer to “- Foreign Currency Exchange Rate Risk” in Item 7A “- Quantitative and Qualitative Disclosures About Market Risk", which is included in this Annual Report.
We may have difficulty executing our growth strategy and maintaining our growth effectively.
We have achieved significant growth since becoming a public company in 2005. Our growth is highly dependent on customer demand for our core products and services, favorable economic conditions and our ability to invest in our personnel, facilities, infrastructure and financial and management systems and controls. Adverse economic conditions could reduce customer demand for our products and services, which may place a significant strain on our management and resources and could force us to defer existing or future planned opportunities. We regularly evaluate our existing operations, service capacity and business efficiencies and, as a result of such evaluations, we may undertake strategic initiatives outside of and within our businesses. We may not be successful in executing on our strategies to support our growth organically or through acquisitions, other investments or strategic alliances.
We may not be successful in offering new products or technologies or in identifying opportunities.
We from time to time launch, and intend in the future to launch, new products, services and business ventures and continue to explore and pursue other opportunities to strengthen our business and grow our company. We have spent and may continue to spend substantial time and money developing new product or service offerings or improving current product or service offerings, including, for example, our mortgage technology services. If these offerings are not successful, we may miss a potential market opportunity and not be able to recover the costs of such initiatives. Obtaining any required regulatory approval associated with these offerings may also result in delays or restrictions on our ability to benefit fully from these offerings. Further, we have entered into and may seek in the future to enter into or increase our presence in markets that already possess established competitors who may enjoy the protection of high barriers to entry, among other advantages. Introducing or maintaining our offerings in certain countries is also subject to a number of other risks, including currency exchange rate risk, difficulties enforcing agreements or collecting receivables, longer payment cycles, compliance with the laws or regulations of these countries, and political and regulatory uncertainties.
In addition, in light of consolidation in the exchange, data services, clearing and mortgage technology sectors and competition for opportunities, we may be unable to identify strategic opportunities or we may be unable to negotiate or finance any future acquisition successfully. Our competitors could merge, making it more difficult for us to find appropriate entities to acquire or merge with and making it more difficult to compete in our industry due to the increased resources of our merged competitors. Also, offering new products and services and pursuing acquisitions requires substantial time and attention of our management team, which could prevent them from successfully overseeing other initiatives that are necessary for our success.
The COVID-19 pandemic could adversely affect our business, results of operations and financial condition.
The coronavirus (COVID-19) pandemic has created economic and financial disruptions globally and has led governmental authorities to take unprecedented measures to mitigate the spread of the disease, including travel bans, border closings, business closures, quarantines and shelter-in-place orders, and to take actions designed to stabilize markets and promote economic growth.
From an operational perspective, the spread of COVID-19 has resulted in, and could continue to result in, temporary closures of our office facilities and the office facilities of our customers and our third-party vendors. We have taken preventive measures and implemented contingency plans, and currently most of our employees are working remotely. However, we cannot assure you that such measures will adequately protect our business, and an extended period of remote work arrangements could heighten existing and introduce new operational risks, including, but not limited to, cybersecurity risk, and could strain our technological resources and business continuity plans. If one or more of the third-party vendors to whom we outsource certain material activities claim that they cannot perform due to a force majeure or experience operational failures as a result of the COVID-19 pandemic, it could have a material adverse effect on our business, results of operations and financial condition. Further, although we maintain contingency plans for events such as pandemic outbreaks, the further spread of COVID-19 could impact the availability of our executive officers and other key employees who are necessary to conduct our business.
The extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations will depend largely on future developments, including, among other things, the widespread distribution, acceptance and effectiveness of a vaccine, which are highly uncertain and cannot be predicted at this time. Delays in the widespread distribution of a vaccine, or lack of public acceptance of a vaccine, could have an adverse effect on the global economy. Further, even if a vaccine is widely distributed and accepted, there can be no assurance that the vaccine will ultimately be successful in limiting or stopping the spread of COVID-19. A prolonged economic downturn could have an adverse effect on our revenues related to certain activities such as a decline in demand for certain data products and a decline in IPOs. The COVID-19 pandemic could also have an adverse impact on our customers’ businesses, risk management needs and ability to trade, and the resulting impact on our business will depend on future developments, which are highly uncertain and cannot be predicted.
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
In addition, to the extent that COVID-19 may adversely affect our business, financial condition or results of operations, it may also heighten other risks described in this section.
We may be required to recognize impairments of our goodwill, other intangible assets or investments.
The determination of the value of goodwill and other intangible assets requires the use of estimates and assumptions that affect our consolidated financial statements. As of December 31, 2020, we had goodwill of $21.3 billion and net other intangible assets of $14.4 billion relating to our acquisitions and our purchase of trademarks and Internet domain names from various third parties.
During 2020, we did not record any impairments of our goodwill, intangible assets or investments. We cannot assure you that we will not experience future events that may result in these types of impairments. An impairment of the value of our existing goodwill, other intangible assets and other investments and assets could have a significant negative impact on our future operating results.
For additional information on our goodwill, other intangible assets and investments, refer to Notes 3, 4 and 8 to our consolidated financial statements and “- Critical Accounting Policies - Goodwill and Other Identifiable Intangible Assets” in Item 7 “- Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in this Annual Report.
LEGAL AND REGULATORY
Our businesses and those of many of our clients have been and continue to be subject to extensive legislation and regulatory scrutiny, and we face the risk of changes to our regulatory environment and business in the future.
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
There is also the risk that new laws or regulations or changes in enforcement practices applicable to our businesses or those of our clients could be imposed. This could adversely affect our ability to compete effectively with other institutions that are not affected in the same way or impact our clients’ overall trading volume through our exchanges and demand for our market data, mortgage technology and other services.
We are also subject to regulatory risks relating to the mortgage industry, which is heavily regulated in the U.S. Changes to existing laws or regulations or adoption of new laws or regulations that affect the residential mortgage industry could reduce residential mortgage volume or otherwise limit the ability of users and participants of our mortgage technology services to operate their businesses, resulting in decreased usage of our solutions. Alternatively, reduced regulatory requirements could also reduce the demand for certain of our products and services, which are intended to enable our customers to satisfy existing regulatory requirements. In addition, potential structural changes in the U.S. residential mortgage industry, in particular, plans to diminish the role of Fannie Mae and Freddie Mac, could disrupt the residential mortgage market and have a material adverse effect on our business.
There is also increasing public concern regarding data privacy and data protection and many jurisdictions have passed laws in this area, such as the European Union General Data Protection Regulation, the U.K. General Data Protection Regulation, and the California Consumer Privacy Act, and other jurisdictions are considering imposing additional restrictions. The laws and regulations related to privacy and data protection are increasing in complexity and number, change frequently and increasingly conflict among the various countries in which we operate, which has resulted in greater compliance risk and cost for us. Regulation of privacy and data protection often times require monitoring of, and changes to, our data practices in regard to the collection, use, disclosure, storage, transfer and/or security of personal and sensitive information, including the personal information of the customers of the users of the software and services provided by our ICE Mortgage Technology business.
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
U.S., U.K. and EU legal and regulatory developments, in particular EMIR, EMIR 2.2, MiFID II and the BMR, including each such regulation as incorporated into U.K. law, and the Dodd-Frank Act, have significantly altered and propose to further alter the regulatory framework within which we operate and may adversely affect our competitive position and profitability. These regulatory developments could also cause us to change our business practices, restructure our businesses or move certain of our businesses and employees. The enacted and proposed legal and regulatory changes most likely to affect our businesses are: non-discriminatory access provisions of MiFID II, interoperability and margin rules in EMIR, enhanced regulatory capital liquidity and leverage rules in Basel III and Capital Requirements Directive IV, access rules under the BMR, the non-harmonization of margin requirements, implementation of a financial transaction tax, access to our benchmarks and maintaining our exchanges’ abilities to operate as SROs with related immunity for the discharge of their regulatory functions. As the operator of global businesses, the lack of harmonization in international financial reform efforts could impact our business as our clearing houses and exchanges are subject to regulation in multiple jurisdictions.
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
In 2016, the SEC approved a plan to establish a market-wide consolidated audit trail, or CAT, to improve regulators’ ability to monitor trading activity. In 2018, the first phase of implementation went live and required SRO participants to begin reporting to the CAT. In addition to increased risk in connection with our regulatory obligations, implementation of the CAT could result in significant additional expenditures, which may not be reimbursed. Funding of the implementation and operation of the CAT is ultimately expected to be provided by both the SROs and broker-dealers. To date, however, funding has been provided solely by the SROs, partly in exchange for promissory notes, which increases the risk that SROs, including us, will not be reimbursed for costs expended to date. Due to delays and failures in implementation and functionality by the original plan processor, we recorded promissory note impairment charges of $2 million and $16 million in 2020 and 2019, respectively. We believe the risk that SROs are not reimbursed has increased, resulting in this impairment. Until the SEC approves a funding model that shares the cost of the CAT between the SROs and broker-dealers, the SROs may continue to incur additional costs, which may become significant and may not be reimbursed. As of December 31, 2020, we have accrued approximately $22 million as a receivable in connection with our portion of expenses related to the CAT implementation.
We are subject to tax laws, regulations, rulings and audits in multiple U.S. and non-U.S. jurisdictions that could have a significant impact on our business and lead to additional expenditures for us or our customers. For example, there have been discussions in various jurisdictions around financial transaction or digital service tax frameworks. Changes to tax frameworks in jurisdictions where we operate significant business, for example in New Jersey, New York, the EU or federally in the U.S., has the potential to increase costs to us or to our market participants and discourage participation in the markets we operate. Furthermore, implementation of any new or amended tax laws or regulations could impact our global operations or trading volumes.
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
Our ability to comply with existing rules, regulations and laws and changing rules, regulations and laws largely depends on our establishment and maintenance of compliance, audit and reporting systems that can quickly adapt and respond, as well as our ability to attract and retain qualified compliance and other risk management personnel. Regulators periodically review our ability to self-regulate and our compliance with a variety of laws and regulations including self-regulatory standards. Certain of our businesses associated with the NYSE are subject to public notice procedures prior to making changes in operations, policies and procedures. If we fail to comply with any of these obligations, regulators could take a variety of actions that could impair our ability to conduct our business.
Our acquisitions expose us to new regulatory requirements. For example, as a result of our acquisition of Interactive Data, we operate an SEC-registered investment adviser. Investment advisers are subject to significant regulatory obligations under the Investment Advisers Act. Prior to this acquisition, none of our businesses were registered under the Investment Advisers Act. Compliance with the Investment Advisers Act and other regulatory requirements gives rise to costs and expenses that may be material. In addition, our acquisition of the BondPoint ATS in January 2018 and our acquisition of TMC Bonds in July 2018 exposes us to increased exposure to regulatory scrutiny from the SEC, FINRA and MSRB. Our acquisition of Ellie Mae in 2020 exposes us to increased exposure to regulatory scrutiny from U.S. regulatory bodies which regulate the U.S. residential mortgage industry, including the FFIEC and its member agencies, including, among others, the CFPB.
Our regulators have broad enforcement powers to censure, fine, issue cease-and-desist orders, embargo future business activity or prohibit us from engaging in some of our businesses. We have settled certain regulatory actions in the past, including ICE Data Pricing & Reference Data LLC’s settlement with the SEC in November 2020 in which we agreed to pay an $8 million civil monetary penalty. We continue to face the risk of significant intervention by regulatory authorities, including extensive examination and surveillance activity of our business. Any such matters may result in material adverse consequences to our financial condition, operating results or ability to conduct our business, including adverse judgments, settlements, fines, penalties, injunctions, restrictions on our business activities or other relief. Our involvement in any such matters, even if the matters are ultimately determined to be in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government or regulatory agencies may result in additional litigation, investigations or proceedings as other litigants and government or regulatory agencies begin independent reviews of the same businesses or activities. Finally, the implementation of new legislation or regulations, or changes in or unfavorable interpretations of existing regulations by courts or regulatory bodies, could require us to incur significant compliance costs and impede our ability to remain competitive and grow our business.
Regulatory changes or court rulings may have an adverse impact on our ability to derive revenue from market data and connectivity fees.
Regulatory developments or court rulings could reduce the amount of revenue that we obtain from exchange market data and connectivity fees related to our U.S. equity and options exchanges. With respect to our U.S. equities and equity options exchanges, our ability to assess fees for market data products and certain connectivity fees are subject to review by the SEC. There continues to be opposing industry viewpoints and litigation as to the extent that our U.S. equities and equity options exchanges should be able to charge for market data and market access, and the manner in which we set such exchange fees could be reassessed.
If new constraints are placed on our ability to charge for market data or market access in the U.S., it could have a negative impact on our revenues. We cannot predict whether, or in what form, any regulatory or other changes will take effect or their impact on our business. A determination by the SEC or a court, for example, that the SEC must link market data fees to marginal costs, take a more active role in the market data rate-setting process, or reduce the current levels of market data fees, could have an adverse effect on our market data revenues.
Separately, our European exchanges are currently authorized to sell trade information on a non-discriminatory basis at a reasonable cost. This regulatory position could be modified or interpreted by the EC or future European court decisions in a manner that could have an adverse effect on our European market data revenues.
In addition, the FCA and IOSCO have both issued consultations to explore access to market data in financial markets. The results of these consultations may lead to a regulatory response that could affect our business. Similar to the U.S., if new constraints are placed on our ability to charge for market data or market access in the U.K. or other jurisdictions, it could have a negative impact on our revenues.

The uncertainty surrounding the terms of the U.K.'s exit from the EU, commonly referred to as Brexit, could adversely impact our business, results of operations and financial condition.
In 2016, voters in the U.K. approved an exit from the EU, commonly referred to as Brexit. Brexit has created political and economic uncertainty and instability in the global markets (including currency and credit markets), particularly in the U.K. and EU. In addition, political and economic uncertainty surrounding the future relationship of the U.K. and EU could lead to certain macroeconomic conditions that adversely affect our business. Adverse macroeconomic consequences such as deterioration in economic conditions, volatility in currency exchange rates, legal uncertainty, potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or enactment of replicate and/or prohibitive laws and regulations that may adversely affect both demand for our products and services and our ability to deliver our products and services into the EU. The long-term effects of Brexit will depend, in part, on the agreement the U.K. made to retain access to EU markets.
Following the formation of a majority Conservative government in December 2019, the U.K. withdrew from the EU on January 31, 2020 and completed its withdrawal on January 1, 2021. Prior to completing its withdrawal, in December 2020, the U.K. and EU agreed to a trade and cooperation agreement which was provisionally applied as of January 1, 2021. This agreement governs the EU-U.K. relationship after the completion of the U.K.’s exit from the EU. The U.K.-EU Brexit deal does not provide a transition period for financial services, or any new arrangements to replace the existing “passport.” This leaves both the U.K. and EU to address matters of access in financial services through declarations of equivalence under existing equivalence regimes contained in U.K. and EU law and through domestic laws. The EC has however adopted an 18-month temporary equivalence decision for U.K. CCPs, which applies beginning on January 1, 2021. ICE Clear Europe has been recognized by ESMA as a third-country CCP in accordance with EMIR.
As a result of the trade and cooperation agreement not providing free trade arrangements for financial services, any equivalence determinations or any further transition period for financial services, could include restrictions on access to our services by persons located in the EU or make access more expensive, which could adversely affect our operations and profitability or even make it uneconomical for us to continue to conduct all or certain of our businesses in such jurisdictions. The consequences of Brexit and the terms of the trade and cooperation agreement could also cause us to incur significant costs associated with changing our business practices, restructuring our businesses or moving certain of our businesses and our employees to other jurisdictions. See Item 1 “- Business - Regulation” above for additional information regarding Brexit, including risks to our business associated with Brexit.
Risks relating to the administration of benchmarks and indices, including LIBOR, and the potential for changes to, cessations of, and the replacement of, or transition from, benchmarks and indices, including LIBOR, may result in legal risks and could adversely affect our business.
Certain of our subsidiaries produce and license multiple global benchmarks and indices across asset classes, which are referenced in certain of our trading and clearing products. To ensure continued trading and clearing in these benchmark-related products, and the continued licensing and use of these benchmarks and indices, our subsidiaries must be able to demonstrate that these benchmarks and indices are administered with integrity and are not readily subject to manipulation and must also continue to evolve these benchmarks and indices as necessary to maintain their reliability and relevance. As an example, our subsidiary, IBA, is the administrator of various global benchmarks, including LIBOR. IBA assumed the administration of LIBOR following various cases of attempted manipulation and misconduct related to the LIBOR benchmark that emerged following the financial crisis. Any failures, negative publicity or lawsuits related to our subsidiaries' administration of benchmarks and indices, including LIBOR, could result in a loss of confidence in the administration of these benchmarks and indices and could harm our business and our reputation.
Changes to, cessations of, and the replacement of or transition from, our subsidiaries' benchmarks and indices, including LIBOR, or any other changes or reforms to the determination or administration of such benchmarks and indices, could result in legal risks, risks to our reputation, and have an adverse impact on our business, financial condition and operating results. In July 2017, the FCA stated its intention that it would no longer be necessary to sustain LIBOR through its influence or legal powers beyond 2021. The FCA and global regulators have since advocated for a transition from LIBOR to alternative rates by the end of 2021. On December 4, 2020, IBA published a consultation on its intention to cease the publication of (i) all GBP, EUR, CHF and JPY LIBOR settings, and the 1 Week and 2 Month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021, and (ii) the Overnight and 1, 3, 6 and 12 Month USD LIBOR settings immediately following the LIBOR publication on June 30, 2023, subject to any rights of the FCA to compel IBA to continue publication. The consultation closed on January 25, 2021, and IBA intends to share the results of the consultation with the FCA and to publish a feedback statement summarizing responses from the consultation.

In October 2020, the U.K. Government introduced the Financial Services Bill, which includes proposed U.K. legislation to ensure that the FCA has appropriate regulatory powers to manage and direct any wind-down period prior to eventual LIBOR cessation. The new proposed powers would allow the FCA to compel IBA to publish critical benchmarks (such as LIBOR) under a new methodology that is no longer representative of the underlying market that the benchmark currently measures, and also to restrict the use of critical benchmarks (such as LIBOR) subject to such changes or in respect of which the administrator has confirmed its intention to cease the benchmark.
We continue to monitor industry and regulatory developments, but it is not yet possible to predict with certainty how the transition from, and any potential cessations of, LIBOR will proceed, and how the proposed new powers of the FCA will be implemented, and what effect the transition from, and any potential exercise of new FCA powers in relation to, LIBOR may have on the markets that use the benchmark today.
We may face liability for content contained in our data products and services.
We have been, and may in the future be, subject to claims for breach of contract, defamation, libel, copyright or trademark infringement, fraud or negligence or based on other theories of liability, in each case relating to the data, articles, commentary, ratings, information or other content we distribute in our financial data services. If such data or other content or information that we distribute has errors, is delayed or has design defects, we could be subject to liability or our reputation could suffer. We could also be subject to claims based upon the content that is accessible from our corporate website or those websites that we own and operate through links to other websites. Use of our products and services as part of the investment process creates the risk that clients, or the parties whose assets are managed by our clients, may pursue claims against us for significant amounts. Any such claim, even if the outcome were ultimately favorable to us, could involve a significant commitment of our management, personnel, financial and other resources. Such claims and lawsuits could have a material adverse effect on our business, financial condition and operating results and a negative impact on our reputation.
In addition, we license and redistribute data and content from various third parties and the terms of these licenses change frequently. Our third-party data and content suppliers may audit our use of and our clients’ use of and payment for data and content from time to time in the ordinary course of business, including audits currently underway. Such third-party data and content suppliers have asserted and may in the future assert that we or our clients owe additional amounts under the terms of the applicable license agreements, that we inappropriately distributed the third-party data or that we or our clients used the data or content in a manner that exceeded the scope of the applicable license agreement or without a license agreement. See the discussion on the trademark infringement and breach of contract claims from CME Group, Inc., or CME, under the caption "SPAN Trademark Dispute" in Note 15 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report. We have and expect to continue to spend and allocate resources to develop and acquire the use of technology and other intellectual property rights to manage these risks and track third-party data usage, but we cannot be assured that we will not incur liability. We may incur costs to investigate any allegations and may be required to pay damages to or make unexpected settlement payments to these data and content suppliers and these costs and payments could be material.
We are subject to significant litigation and liability risks.
Many aspects of our business, and the businesses of our participants, involve substantial risks of liability. These risks include, among others, potential liability from disputes over terms of a trade and the claim that a system failure or delay caused monetary loss to a participant or that an unauthorized trade occurred. For example, dissatisfied market participants that have traded on our electronic platforms or those on whose behalf such participants have traded may make claims regarding the quality of trade execution, or allege improperly confirmed or settled trades, abusive trading practices, security and confidentiality breaches, mismanagement or even fraud against us or our participants. In addition, because of the ease and speed with which sizable trades can be executed on our electronic platform, participants can lose substantial amounts by inadvertently entering trade orders or by entering them inaccurately. A large number of significant error trades could result in participant dissatisfaction and a decline in participant willingness to trade in our electronic markets.
In addition, we are subject to on-going legal disputes that could result in the payment of fines, penalties or damages and could expose us to additional liability in the future. See Item 3 "Legal Proceedings" in this Annual Report for a general description of our legal proceedings and claims and Note 15 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report, for a summary of specific legal proceedings under the captions "City of Providence Litigation," "LIBOR Litigation," "ICE Data Pricing & Reference Data Matter" and "SPAN Trademark Dispute". While ICE intends to vigorously defend these specific matters, the outcome of these legal proceedings cannot be determined and adverse rulings in these matters could impact our financial condition and continued operations.

Further, we could incur significant expenses defending the claims mentioned above and any future claims, even those without merit, which could adversely affect our business, financial condition and operating results. An adverse resolution of any lawsuit or claim against us, including those we are involved with due to acquisition activity, may require us to pay substantial damages or impose restrictions on how we conduct business, either of which could adversely affect our business, financial condition and operating results. In addition, we may have to establish accruals for those matters in circumstances when a loss contingency is considered probable and the related amount is reasonably estimable. Any such accruals may be adjusted as circumstances change.
OPERATIONAL AND LIQUIDITY
Our systems and those of our third-party service providers may be vulnerable to cyberattacks, hacking and other cybersecurity risks, which could result in wrongful manipulation, disclosure, destruction, or use of our information or that of a third party, or which could make our participants unable or reluctant to use our electronic platforms.
The secure transmission of confidential information and the ability to reliably transact on our electronic platforms and provide financial data services are critical elements of our operations. Some of our products and services involve the storage and transmission of proprietary information and sensitive or confidential client and other data, including client portfolio information. If anyone gains improper access to our electronic platforms, networks or databases, they may be able to steal, publish, delete or modify our confidential information or that of a third party. Breaches of our cybersecurity measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our clients or our customers, including the potential loss or disclosure of such information or data could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation, regulatory action and potential liability for us, damage our brand and reputation or otherwise harm our business. Our networks and those of our participants, third-party service providers and external market infrastructures may be vulnerable to compromise, unauthorized access, security technology failure, computer viruses, social engineering, denial of service attacks, terrorism, ransomware attacks, firewall or encryption failures or other security problems resulting in loss of data integrity, information disclosure, unavailability or fraud. The financial services industry has been targeted for purposes of political protest, activism and financial gain and our role in the global marketplace places us at greater risk than other public companies for cyberattack and other information security threats. Further, former employees of companies in the financial sector have misappropriated trade secrets or stolen source code in the past and we could be a target for such illegal acts in the future. There also may be system or network disruptions if new or upgraded systems are defective or not tested and installed properly.
Although we have not been subject to cyberattacks or other cyber incidents that have had a material impact on our operations or financial condition, we have from time to time experienced cybersecurity events including distributed denial of service, or DDoS, attacks, malware infections, phishing, web attacks and other information technology incidents that are typical for a financial services company of our size. For example, we experienced DDoS attempts, brand misuse, social media impersonation, and phishing attempts directed toward employee systems and personal email accounts during 2020. While we operate an Information Security program that is designed to prevent, detect, track and mitigate cyber incidents and that has detected and mitigated such incidents in the past, we cannot assure you that these measures will be sufficient to protect our business against future attacks. Any such attacks could result in reputational damage, cause system failures or delays that could cause us to lose customers, cause us to experience lower current and future trading volumes or incur significant liabilities or have a negative impact on our competitive position. In addition, given the increasing complexity and sophistication of the techniques used to obtain unauthorized access or disable or degrade systems, a cyberattack could occur and persist for an extended period of time before being detected, and we may not anticipate these acts or respond adequately or timely. The extent of a particular cyber incident and the steps that we may need to take to investigate the incident may not be immediately clear, and it may take a significant amount of time before such investigation can be completed and full and reliable information about the incident is known. While such an investigation is ongoing, we may not necessarily know the extent of the harm or how best to remediate it, which may compound damages before the incident is discovered or remediated. Additionally, as threats continue to evolve and increase, and as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, we may be required to devote significant additional resources to modify and enhance our security controls and to identify and remediate any security vulnerabilities, which could adversely impact our net income.
Following the acquisition of Ellie Mae, whose systems process and host millions of U.S. residential mortgages each year resulting in a larger attack surface, our exposure to personally identifiable information, or PII has increased. Failure to maintain the security of the confidential information of the customers of the users of our software and services could damage our reputation and brand and substantially harm our business and operating results.

Further, cybersecurity threats to, and incidents involving, vendors and other third-parties who support our activities - particularly those with less-sophisticated defenses - could impact us. For example, although we did not experience any material impacts from the SolarWinds Orion cybersecurity breach that was widely publicized in December 2020, we cannot assure you that we will not experience future events that may be material.
Our business may be harmed by computer and communication systems failures and delays.
Our business depends on the integrity, reliability and security of our infrastructure which is highly dependent on our computer and communication systems. Our customers rely on us for the delivery of time-sensitive, up-to-date and high-quality financial market data, analytics and related solutions. Our timely, reliable delivery of high-quality products and services is dependent upon an array of technical production processes that enable our content delivery platforms. Our redundant systems or disaster recovery plans, including our ability to recover from the loss of one of our primary data centers, may prove to be inadequate in the event of a systems failure or cybersecurity breach. Our systems, or those of our third-party providers, may fail or be shut down or, due to capacity constraints, may operate slowly, causing one or more of the following:
•unanticipated disruption in service to our participants;
•slower response time and delays in our participants’ trade execution and processing;
•failed settlement by participants to whom we provide trade confirmation or clearing services;
•incomplete or inaccurate accounting, recording or processing of trades;
•failure to complete the clearing house margin settlement process resulting in significant financial risk;
•distribution of inaccurate or untimely market data to participants who rely on this data in their trading activity;
•disruption to ICE Mortgage Technology and loan origination systems; and
•financial loss to us or those who depend on our systems and data.
We have experienced system failures in the past due to telecommunication failures and hardware and software malfunctions and defects, and could experience future system failures due to power or telecommunications failures, human error on our part or on the part of our vendors or participants, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, cyberattacks, intentional acts of vandalism or terrorism and similar events. These situations could result in damage to our business reputation and participant dissatisfaction with our electronic platform, which could prompt participants to trade elsewhere or expose us to litigation or regulatory sanctions. As a consequence, our business, financial condition and operating results could suffer materially.
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
We depend on a number of suppliers, such as online service providers, hosting service and software providers, data processors, data centers, software and hardware vendors, banks, local and regional utility providers, and telecommunications companies for elements of our trading, clearing, data services, mortgage technology applications and other systems. We rely on access to certain data used in our business through licenses with third parties, and we rely on a large international telecommunications company for the provision of hosting services. We also depend on third-party suppliers for data and content, including data received from certain competitors, clients, various government and public record services and financial institutions, used in our products and services. Some of this data is exclusive to particular suppliers and may not be obtained from other suppliers. In addition, our data suppliers could enter into exclusive contracts with our competitors without our knowledge. The general trend toward industry consolidation may increase the risk that these services may not be available to us in the future. If these companies were to experience difficulties, discontinue providing services to us for any reason or be unable to or fail to provide the type of service agreed to for any reason, we would likely experience significant disruption to our business and may be subject to litigation by our clients, increased regulatory scrutiny or regulatory fines or damage to our reputation. It could require a significant amount of time to transition to new third-party service providers. Our third-party data suppliers perform audits on us from time to time in the ordinary course of business to determine if data we license for redistribution has been properly accounted for in accordance with the terms of the applicable license agreement. As a result of these audits, we may incur additional expenses.
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
Our success largely depends on key personnel, including our senior management, and having adequate succession plans in place. We may not be able to attract, retain and develop the highly skilled employees we need to support our business, which could harm our business.
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
We currently have a substantial amount of outstanding indebtedness which could adversely affect our financial condition and operations and restrict our activities or satisfy our debt service obligations.
As of December 31, 2020, we had $16.5 billion of outstanding debt. This level of indebtedness could have important consequences to our business, including making it more difficult to satisfy our debt service obligations, increasing our vulnerability to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, placing us at a competitive disadvantage compared to our peers and restricting us from pursuing certain business opportunities. As we use our available resources to reduce and refinance our consolidated debt, our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and our ability to pursue future business opportunities may be further restrained. In addition, the terms of our debt facilities contain affirmative and negative covenants, including a leverage ratio test and certain limitations on the incurrence of additional debt or the creation of liens and other matters. Further, a portion of our outstanding debt has historically been and continues to be in commercial paper, which is subject to interest rate changes. Rising interest rates will result in an increase in our interest expense. We may incur additional indebtedness in the future, which could materially affect our financial condition.
Our long-term and short-term debt is currently rated by Moody’s Investor Services and Standard & Poor’s. These ratings agencies regularly evaluate us and our credit ratings based on a number of quantitative and qualitative factors, including our financial strength and conditions affecting the financial services industry, generally. Our credit ratings remain subject to change at any time, and it is possible that a ratings agency may take action to downgrade our credit ratings in the future. In particular, our inability to sustain reduced debt on a consolidated basis may result in a downgrade of our credit ratings. Following our acquisition of Ellie Mae, and our associated borrowings, Moody's Investor Services and Standard & Poor's re-evaluated our credit ratings and lowered our ratings along with Standard & Poor's placing us on "negative outlook".

Although these actions have not resulted in a material impact on our business or a material increase in borrowing costs, a significant downgrade of our credit ratings in the future could impact customers’ willingness to use our clearing houses, make parties less willing to do business with us, and could negatively impact our ability to access the capital markets and increase the cost of our commercial paper and any future debt funding we may obtain.
COMPETITION
We face intense competition; failure to keep up with rapid changes in technology and client preferences, could negatively impact our competitive position.
We face intense competition in all aspects of our business and our competitors, both domestic and international, are numerous. We currently compete with:
•regulated, diversified futures exchanges globally that offer trading in a variety of asset classes similar to those offered by us, such as energy, agriculture, equity and equity index, credit, and interest rate derivatives markets and foreign exchange;
•exchanges offering listing and trading of cash equities, ETFs, closed-end funds and other structured products similar to those offered by us;
•market data and information vendors;
•providers of digital solutions, including providers of mortgage origination, compliance, pricing and documentation services;
•interdealer brokers active in the global credit derivatives markets;
•existing and newly formed electronic trading platforms, service providers and other exchanges;
•other clearing houses; and
•consortiums of our customers, members or market participants that may work together to achieve more favorable terms or pool their trading activity to establish new exchanges, trading platforms or clearing facilities.
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
In the mortgage technology sector, we compete against other software providers as well as companies that offer “point of sale” or web-based online loan applications services. We also compete with traditional methods of exchanging data and documents among mortgage industry participants, such as email, facsimile, phone, courier, and mail. Mortgage originators may also manually upload loan data or enter information into each investor’s, lender’s, or service provider’s website in lieu of using our solutions. There is vigorous competition among providers of mortgage technology services, and we may be unsuccessful in differentiating our services to the extent necessary to effectively compete and may not succeed in convincing potential customers using other services or methods to switch to ours.
We also face pricing competition in many areas of our business. A decline in our fees due to competitive pressure or regulatory changes, the inability to successfully launch new products or the loss of customers due to competition could lower our revenues, which would adversely affect our profitability. For example, our data service offerings have benefited from a high renewal rate in its subscription-based services, but we cannot assure you that this will continue. We also cannot assure you that we will be able to continue to expand our product offerings, modify the pricing for our products or retain our current customers or attract new customers. If we are not able to compete successfully, our business could be materially impacted, including our ability to remain as an operating entity.
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
Our business is highly competitive and our customers typically have options on where to conduct their business. Our management team and business operations benefit from being highly regarded in our industry. Maintaining our reputation is critical to attracting and retaining customers and investors and for maintaining our relationships with our regulators. Negative publicity regarding our company or actual, alleged or perceived issues regarding our products or services, operations, risk management, compliance with regulations, political affiliations or management team could give rise to reputational risk which could significantly harm our existing business and business prospects.
INTELLECTUAL PROPERTY
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
In addition, our competitors, as well as other companies and individuals, may have obtained, and may be expected to obtain in the future, patent and intellectual property rights related to the types of products and services we offer or plan to offer. We cannot assure you that we are or will be aware of all patents and intellectual property rights that may pose a risk of infringement by our products and services. As a result, we may face allegations that we have infringed the intellectual property rights of third parties which may be costly for us to defend against. If one or more of our products or services is found to infringe patents and intellectual property rights held by others, we may be subject to lawsuits or required to stop developing or marketing the products or services, obtain licenses to develop and market the products or services from the owners of the intellectual property or redesign the products or services in such a way as to avoid infringing the third party intellectual property. We also could be required to pay damages if we were found to infringe intellectual property rights held by others, which could materially adversely affect our business, financial condition and operating results. We cannot assess the extent to which we may be required in the future to obtain licenses with respect to intellectual property rights held by others, whether such licenses would be available or, if available, whether we would be able to obtain such licenses on commercially reasonable terms. If we were unable to obtain such licenses, we may not be able to redesign our products or services at a reasonable cost to avoid infringement, which could materially adversely affect our business, financial condition and operating results. See the discussion on the trademark infringement and breach of contract claims from CME in Note 15 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report.
COMMON STOCK
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
We have completed many acquisitions, including our recent acquisition of Ellie Mae, and plan to continue to pursue acquisitions and joint ventures. The success of our acquisitions will depend, in part, on our ability to integrate these businesses and realize anticipated cost savings, revenue synergies and growth opportunities. We generally set aggressive timelines for realizing savings, which assumes we successfully undertake a variety of actions (including, but not limited to, integrating technology, eliminating redundancies and effecting organizational restructurings) that are themselves subject to a variety of risks and may be subject to regulatory approvals that we do not control. The process of integrating acquired companies is time consuming and could disrupt each company’s ongoing businesses, produce unforeseen regulatory and operating difficulties (including inconsistencies in standards, controls, procedures and policies that adversely affect relationships with market participants, regulators and others), require substantial resources and expenditures and divert the attention of management from the ongoing operation of the business.
There is also a risk that we may not integrate these acquired companies in a manner that permits our expected cost savings and revenue synergies to be fully realized in the time periods expected, or at all. In addition, a variety of factors, including but not limited to regulatory conditions, governmental competition approvals, cultural differences and difficulty integrating technology platforms, may adversely affect our ability to complete our acquisitions or realize our anticipated cost savings and synergies.
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
INVESTMENT IN AND OPERATION OF BAKKT
We may not realize the expected benefits of our majority investment in Bakkt and the investment may introduce additional risks to our business due to its evolving business model.
We have a majority ownership interest in Bakkt. Bakkt intends to launch an integrated platform that enables users and partners to buy, sell, store, convert and spend digital assets, which include cryptocurrencies and other assets, such as digital cash, gift cards, loyalty and rewards points, and in-game assets. Bakkt also operates a custodial solution for Bitcoin futures traded on ICE Futures U.S. and other related trading products based on those futures. Due to our majority ownership interest in Bakkt, we have increased financial and reputational risks if there is a failure to launch one or more products, or if the launch of a new product is unsuccessful. Also, there can be no assurance that Bakkt will receive the necessary regulatory approvals or support from partners and users to launch products as planned, that Bakkt will operate as anticipated, or that we will realize the expected return on our investment. We regularly evaluate our existing operations, service capacity and business efficiencies and, as a result of such evaluations, we may undertake strategic initiatives outside of and within our businesses. As a result, it may take longer than expected for us to realize the expected returns from this investment or such returns may ultimately be less than anticipated. Furthermore, our investment in Bakkt entails numerous risks, including risks relating to Bakkt’s ability to:
•manage the complexity of its business model to stay current with the industry;
•successfully enter categories and markets in which it may have limited or no prior experience;
•apply distributed ledger technology to a global ecosystem for digital assets;
•successfully develop and integrate products, systems or personnel into its business operations; and
•obtain and maintain required licenses and regulatory approvals for its business.
As digital assets and blockchain technologies evolve, Bakkt may add, modify or discontinue certain aspects of its business model relating to the product mix and service offerings. Future additions and modifications to Bakkt’s business will increase the complexity of its business and place significant strain on Bakkt’s management, personnel, operations, systems, technical performance, financial resources and internal financial control and reporting functions. We cannot offer any assurance that these or any other additions or modifications will be successful or will not result in harm to Bakkt’s business.
Distributed ledger technology is relatively new, and we believe that the application of distributed ledger technology to a global ecosystem for digital assets is novel. Bakkt has limited experience applying distributed ledger technology to a global ecosystem for digital assets. The creation and operation of such technology in this application is subject to potential technical, legal and regulatory constraints. Any problems that Bakkt encounters with the operation of the Bakkt systems, including technical, legal and regulatory problems, could have a material adverse effect on its business and plan of operations.
Hiring qualified and experienced personnel in this specialized technology space is difficult due to the high level of competition and scarcity of experience. Bakkt may have difficulty finding, hiring and integrating qualified employees.
Bakkt's future revenue will be heavily dependent on transaction fees from payments, trading, and conversion, and the spread from the buying and selling of Bitcoin by users. Failure to grow the volume of payments, trading and conversion, or any subsequent products released by Bakkt, would negatively impact Bakkt's business, financial condition and operating results and, consequently, our majority ownership interest in Bakkt.
As described above, on January 11, 2021, Bakkt entered into the Merger Agreement with VIH. The proposed transaction is subject to customary closing conditions, including the approval of VIH’s shareholders and certain regulatory approvals. At the Closing, ICE will enter into a voting agreement with the combined company and ICE expects to reclassify the combined company as an equity method investment of ICE and Bakkt will therefore cease to be consolidated with ICE’s financial statements. The proposed transaction is currently pending, and there is no assurance that all closing conditions will be satisfied or waived. In the event the proposed transaction is not consummated, the expected benefits of the proposed transaction, including the contribution of additional capital to Bakkt, will not be realized, and Bakkt would not be de-consolidated from ICE’s financial statements as described above.

The characteristics of digital assets have been, and may in the future continue to be, exploited to facilitate illegal activity such as fraud, money laundering, tax evasion and ransomware scams, which could adversely affect us.
Digital assets and the digital asset industry are relatively new and, in many cases, lightly regulated or largely unregulated. Some types of digital assets, particularly cryptocurrencies, have characteristics, such as the speed with which transactions can be conducted, the ability to conduct transactions without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, the irreversible nature of certain transactions and encryption technology that anonymizes these transactions, that make those assets particularly susceptible to use in illegal activity such as fraud, money laundering, tax evasion and ransomware scams.
While we believe that Bakkt’s risk management and compliance framework is reasonably designed to detect any such illicit activities, we cannot ensure that Bakkt will be able to detect any such illegal activity in all instances. Because the speed, irreversibility and anonymity of certain digital asset transactions make them more difficult to track, fraudulent transactions may be more likely to occur. Bakkt may be specifically targeted by individuals seeking to conduct fraudulent transfers, and it may be difficult or impossible for Bakkt to detect and avoid such transactions in certain circumstances.
Bakkt is subject to anti-money laundering, counter terrorist financing laws and regulations and anti-corruption laws globally, and there can be no assurance that its employees or agents will not violate such laws and regulations.
Bakkt is subject to anti-money laundering and counter terrorist financing laws and regulations globally, including the USA PATRIOT Act, as well as economic and trade sanctions programs, including those imposed and administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, or OFAC. Under OFAC’s economic sanctions program, Bakkt is prohibited from financial transactions and other dealings with certain countries and geographies and with persons and entities included in OFAC's sanctions lists, including its list of Specially Designated Nationals and Blocked Persons. Bakkt has implemented policies and procedures designed to help ensure compliance with these laws and regulations, but there can be no assurance that its employees or agents will not violate such laws and regulations. A failure by Bakkt or its employees or agents to comply with such laws and regulations and subsequent judgment or settlement against Bakkt under these laws could subject Bakkt to monetary penalties, damages, and/or have a significant reputational impact.
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
Regulatory changes or actions may restrict the use of digital assets in a manner that adversely affects Bakkt’s business, prospects or operations and, consequently, our majority ownership interest in Bakkt.
As digital assets, including cryptocurrencies, have grown in both popularity and market size, governments have reacted differently to such digital assets, with certain governments deeming them illegal and others allowing their use and trade. Ongoing and future regulatory actions may impact the ability of Bakkt to continue to operate, and such actions could affect the ability of Bakkt to continue as a going concern, which would have a material adverse effect on the business, prospects or operations of Bakkt and, consequently, our majority ownership interest in Bakkt.
The CFTC has designated bitcoin as a commodity, and as such, exchange-traded derivatives involving bitcoin are subject to the CFTC's jurisdiction and enforcement powers. Although the CFTC has suggested it is not particularly focused on pursuing such enforcement at this time, in the event that the CFTC does pursue such enforcement and ultimately shuts down an exchange on which Bakkt’s Bitcoin futures contract is traded, it may have a significant adverse impact on Bakkt's business and plan of operations and, consequently, our majority ownership interest in Bakkt.
The regulatory framework is unsettled with respect to many forms of digital assets, which means that federal or state regulators may in the future curtail or prohibit the acquisition, use or redemption of certain digital assets. Ownership of, holding or trading in certain digital assets may be subject to sanction. Federal or state regulators may also take regulatory action that may increase the cost and/or subject companies to additional regulation that custody or facilitate the trading of digital assets.
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
Digital asset custodial solutions and related technology, including Bakkt’s systems and custodial arrangements, are subject to risks related to a loss of funds due to theft of digital assets, employee or vendor sabotage, security and cybersecurity risks, system failures and other operational issues and a lack of sufficient insurance which could cause damage to Bakkt's reputation and brand.
Bakkt's systems and custodial solutions involve the processing, storage and transmission of digital assets, including cryptocurrencies, and data. While Bakkt will contractually limit the amount of exposure it will have in the event that digital assets are stolen or misappropriated, we cannot guarantee that these limits will protect Bakkt from additional liability and other damage. The theft or misappropriation of digital assets held in custody by Bakkt would likely result in financial loss, reputational damage, potential lack of trust from our customers in other business lines, negative press coverage and diversion of Bakkt management’s time and focus. The secure storage and transmission of digital assets and data over networks will be a critical element of Bakkt’s operations. Despite the defensive measures Bakkt may take, these threats may come from external factors such as governments, organized crime, hackers and other third parties such as outsourced or infrastructure-support providers and application developers, or may originate internally from an employee or service provider to whom Bakkt has granted access to its systems.
Digital asset transactions may be irrevocable, and stolen or incorrectly transferred digital assets may be irretrievable. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of a digital asset generally will not be reversible, and Bakkt may not be capable of seeking compensation for any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, the digital asset could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. Such events would have a material adverse effect on the ability of Bakkt to continue as a going concern, which would have a material adverse effect on our majority ownership interest in Bakkt.
While Bakkt maintains insurance policies, those policies may not be adequate to reimburse Bakkt for losses caused by security breaches, and Bakkt may lose digital assets valued in excess of the insurance policy without any recourse. Unlike bank accounts or accounts at some other financial institutions, in the event of loss or loss of utility value, there is no public insurer, such as the Securities Investor Protection Corporation or the FDIC, to offer recourse to Bakkt or to any investor and the misappropriated digital assets may not easily be traced to the bad actor.
Further, when cryptocurrency custodial solutions or transfer venues (whether involving Bakkt systems or others) experience system failures or other operational issues, such events could result in a reduction in cryptocurrency prices or confidence and impact the success of Bakkt and have a material adverse effect on the ability of Bakkt to continue as a going concern.
Cyberattacks and security vulnerabilities could result in serious harm to Bakkt’s reputation, business, and financial condition.
Bakkt's business involves the collection, storage, processing, and transmission of confidential information and users' personal data, including financial information and information about how users interact with Bakkt’s platform. Bakkt has built its reputation on the premise that Bakkt offers its partners and users a secure and convenient way to manage their digital assets. An increasing number of organizations, including large merchants, businesses, technology companies, and financial institutions, as well as government institutions, have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks, including on their websites, mobile applications, and infrastructure.
The techniques used to obtain unauthorized, improper, or illegal access to systems and information (including users' personal data), disable or degrade service, or sabotage systems are constantly evolving and have become increasingly complex and sophisticated, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. Unauthorized parties have attempted, and Bakkt expects that they will continue to attempt, to gain access to Bakkt’s systems or facilities through various means, including, but not limited to, hacking into Bakkt’s systems or facilities or those of its users, partners, or vendors, and attempting to fraudulently induce users of Bakkt's systems (including employees and users) into disclosing user names, passwords, payment card information, or other sensitive information, which may in turn be used to access Bakkt’s information technology systems. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insider threats. Certain efforts may be supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. Numerous and evolving cybersecurity threats, including advanced and persisting cyberattacks, cyberextortion, spear phishing and social engineering schemes, the introduction of computer viruses or other malware, and the physical destruction of all or portions of Bakkt’s information technology and infrastructure could compromise the confidentiality, availability, and integrity of the data in Bakkt's systems. Although Bakkt has developed systems and processes designed to protect data it manages, prevent data loss and other security breaches, and effectively respond to known and potential risks, and Bakkt expects to continue to expend significant resources to bolster these protections, there can be no assurance that these security measures will provide absolute security or prevent breaches or attacks.
Bakkt’s information technology and infrastructure may be vulnerable to cyberattacks or security breaches, and third parties may be able to access Bakkt's users' personal or proprietary information, banking, digital asset and payment card data or other sensitive data that are stored on or accessible through those systems. Bakkt has experienced from time to time, and may experience in the future, breaches of its security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities, or other irregularities. Actual or perceived breaches of Bakkt's security could, among other things:
•interrupt Bakkt’s operations;
•result in Bakkt’s systems or services being unavailable;
•result in improper disclosure of data and violations of applicable privacy and other laws;
•materially harm Bakkt’s reputation and brand;
•result in significant regulatory scrutiny, investigations, fines, penalties and other legal and financial exposure;
•cause Bakkt to incur significant remediation costs;
•lead to loss of user confidence in, or decreased use of, Bakkt’s products and services;
•divert the attention of management from the operation of Bakkt’s business;
•result in significant compensation or contractual penalties from Bakkt to Bakkt’s customers and their business partners as a result of losses to them or claims by them; and
•adversely affect Bakkt’s business and results of operations.
In addition, any cyberattacks or data security breaches affecting the information technology or infrastructure of companies Bakkt acquires or of Bakkt’s users, partners, or vendors (including data center and cloud computing providers) could have similar negative effects. Actual or perceived vulnerabilities or data breaches may lead to claims against Bakkt.
In addition, under payment card rules and its contracts with its card processors, if there is a breach of payment card information that Bakkt stores, or that is stored by its direct payment card processing vendors, Bakkt could be liable to the payment card issuing banks and other third parties or subject to fines and higher transaction fees. Bakkt expects to expend significant additional resources to protect against security or privacy breaches and may be required to redress problems caused by breaches. Financial services regulators in various jurisdictions, including the U.S. and the EU, have implemented authentication requirements for banks and payment processors intended to reduce online fraud, which could impose significant costs, require Bakkt to change its business practices, make it more difficult for new users to join Bakkt, and reduce the ease of use of Bakkt's products, which could harm Bakkt's business. While Bakkt maintains insurance policies, they may not be adequate to reimburse Bakkt for losses caused by security breaches.
ITEM 1 (B). UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
The net book value of our property was $1.7 billion as of December 31, 2020. Our intellectual property is described under the heading in Item 1 “- Business -Technology” and "-Business-Intellectual Property." In addition to our intellectual property, our other primary assets include buildings, computer equipment, corporate aircraft, software, and internally developed software. We own an array of computers and related equipment.

Our headquarters and principal executive offices are located in Atlanta, Georgia and New York, New York. We currently occupy 273,000 square feet of office space in Atlanta in a building that we own that serves as our Atlanta headquarters. Our New York headquarters are located at 11 Wall Street, where we occupy 370,000 square feet of office space in a building we own. In total, we maintain approximately 3.2 million square feet in offices primarily throughout the U.S., U.K., EU, Asia, Israel and Canada. Generally, our properties are not earmarked for use by a particular business segment. Our principal offices consist of the properties described below.

Location	Owned/Leased	Lease Expiration	Approximate Size
5660 New Northside Drive Atlanta, Georgia	Owned	N/A	273,000 sq. ft.
11 Wall Street New York, New York	Owned	N/A	370,000 sq. ft.
Basildon, U.K.	Owned	N/A	539,000 sq. ft.
Mahwah, New Jersey	Leased	2029	396,000 sq. ft.
4420 & 4430 Rosewood Drive Pleasanton, California	Leased	2025	281,000 sq. ft.
Skyview Tower Hyderabad, India	Leased	2024 - 2025	175,000 sq. ft.
55 East 52nd Street New York, New York	Leased	2028	94,000 sq. ft.
32 Crosby Drive Bedford, Massachusetts	Leased	2026	82,000 sq. ft.
Milton Gate London, U.K.	Leased	2024	72,000 sq. ft.
Fitzroy House London, U.K.	Leased	2025	68,000 sq. ft.
100 Church Street New York, New York	Leased	2024	65,000 sq. ft.
132 Menachem Begin Rd Tel Aviv, Israel	Leased	2022	57,000 sq. ft.
353 North Clark Street Chicago, Illinois	Leased	2027	57,000 sq. ft.
In addition to the above, we currently lease an aggregate of nearly 625,000 square feet of administrative, sales and disaster preparedness facilities in various cities around the word. We believe that our facilities are adequate for our current operations and that we will be able to obtain additional space as and when it is needed.

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
PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Approximate Number of Holders of Common Stock
As of February 1, 2021, there were approximately 497 holders of record of our common stock. Our common stock trades on the New York Stock Exchange under the ticker symbol “ICE.”
Dividends
Our Board of Directors has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be determined quarterly by the Board or Audit Committee of the Board of Directors taking into account such factors as our evolving business model, prevailing business conditions and our financial results and capital requirements, without a predetermined annual net income payout ratio. The declaration of dividends is subject to the discretion of our Board of Directors, and may be affected by various factors, including our future earnings, financial condition, capital requirements, share repurchase activity, current and future planned strategic growth initiatives, levels of indebtedness, credit ratings and other considerations our Board of Directors deems relevant.

Equity Compensation Plan Information
The following provides information about our common stock that has been or may be issued under our equity compensation plans as of December 31, 2020:

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

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (in thousands) (a)		Weighted average exercise price of outstanding options (b)		Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)
Equity compensation plans approved by security holders(1)	6,956	(1)	$58.96	(1)	33,612
Equity compensation plans not approved by security holders(2)	89	(2)	—	(2)	—
TOTAL	7,045		$58.96		33,612

(1)    The 2009 Omnibus Incentive Plan was approved by our stockholders in May 2009. The 2013 Omnibus Employee Incentive Plan and the 2013 Omnibus Non-Employee Director Incentive Plan were approved by our stockholders in May 2013. The 2017 Omnibus Employee Incentive Plan was approved by our stockholders in May 2017. Of the 7.0 million securities to be issued upon exercise, 3.2 million are options with a weighted average exercise price of $58.96 and the remaining 3.8 million securities are restricted stock shares that do not have an exercise price. The 2018 Employee Stock Purchase Plan was approved by stockholders in May 2018.
(2)    This category includes the 2003 Restricted Stock Deferral Plan for Outside Directors. All of the 89,000 securities to be issued are restricted stock shares that do not have an exercise price. For more information concerning these plans, see Note 11 to our consolidated financial statements, which are included in this Annual Report.

Stock Repurchases
With respect to purchases made by or on behalf of ICE or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), prior to early August 2020, we had a Rule 10b5-1 trading plan that governed some of the repurchases of shares of our common stock. In connection with our September 2020 acquisition of Ellie Mae, we discontinued stock repurchases and terminated our Rule 10b5-1 trading plan. As a result, we did not make any stock repurchases during the three months ended December 31, 2020.
Refer to Note 12 to our consolidated financial statements, included in this Annual Report, for additional details on our stock repurchase plans and our repurchase activity during 2020.
ITEM 6.     SELECTED FINANCIAL DATA

The following tables present our selected consolidated financial data as of and for the dates and periods indicated. We derived the financial data set forth below for 2020, 2019 and 2018 and as of December 31, 2020 and 2019 from our audited consolidated financial statements, which are included in this Annual Report. We derived the financial data for 2017 and 2016 and as of December 31, 2018, 2017 and 2016 from our audited consolidated financial statements, which are not included in this Annual Report. The selected consolidated financial data presented below is not indicative of our future results for any period. It should be read in conjunction with our consolidated financial statements and related notes and Item 7, “- Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In millions, except for per share data)
Consolidated Statement of Income Data:
Revenues:
Exchanges	$5,839	$4,652	$4,573	$4,258	$4,539
Fixed income and data services	1,810	1,756	1,681	1,585	1,432
Mortgage technology	595	139	22	—	—
Total revenues(1)	8,244	6,547	6,276	5,843	5,971
Transaction-based expenses(2)	2,208	1,345	1,297	1,205	1,459
Total revenues, less transaction-based expenses	6,036	5,202	4,979	4,638	4,512
Operating expenses:
Compensation and benefits	1,188	1,042	994	946	953
Professional services	144	125	131	121	137
Acquisition-related transaction and integration costs(3)	105	2	34	36	80
Technology and communication	549	469	432	397	374
Rent and occupancy	81	68	68	69	70
Selling, general and administrative	185	161	151	155	116
Depreciation and amortization	751	662	586	535	610
Total operating expenses	3,003	2,529	2,396	2,259	2,340
Operating income	3,033	2,673	2,583	2,379	2,172
Other income (expense), net(4)	(267)	(192)	(63)	147	(129)
Income before income tax expense (benefit)	2,766	2,481	2,520	2,526	2,043
Income tax expense (benefit)(5)	658	521	500	(28)	586
Net income	$2,108	$1,960	$2,020	$2,554	$1,457
Net income attributable to non-controlling interest	(19)	(27)	(32)	(28)	(27)
Net income attributable to ICE	$2,089	$1,933	$1,988	$2,526	$1,430
Basic earnings per share attributable to ICE common stockholders:
Basic earnings per share	$3.79	$3.44	$3.46	$4.29	$2.40
Basic weighted average common shares outstanding(6)	552	561	575	589	595
Diluted earnings per share attributable to ICE common stockholders:
Diluted earnings per share	$3.77	$3.42	$3.43	$4.25	$2.39
Diluted weighted average common shares outstanding(6)	555	565	579	594	599
Dividend per share	$1.20	$1.10	$0.96	$0.80	$0.68

(1) Our revenues include transaction and clearing fees within our exchanges and fixed income and data services segments. Such transaction and clearing fees are presented net of rebates paid to our customers.
(2) Our exchanges segment also includes transaction-based expenses relating to Section 31 fees and payments made for routing services and to certain U.S. equities liquidity providers. For a discussion of these rebates, see Item 7 “- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Segment Reporting - Exchanges Segment” included in this Annual Report.
(3)    Acquisition-related transaction and integration costs include fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms, as well as costs associated with credit facilities, debt securities and other external costs directly related to acquisitions and other strategic opportunities. We incurred integration costs during 2020 relating to our Ellie Mae acquisition, and in 2018, 2017 and 2016 relating to our Interactive Data acquisition. Acquisition-related transaction and integration costs during 2016 also include costs related to our NYSE integration. Costs related to Ellie Mae, Interactive Data and NYSE primarily include employee termination costs, lease termination costs and professional services costs relating to the integrations.

(4)    Other income (expense), net during 2020 includes $357 million in interest expense, which increased $72 million from 2019 due to the issuance of new senior notes in May 2020 and August 2020, including $5 million in pre-acquisition interest expense related to the notes issued in August 2020 in connection with the Ellie Mae acquisition, as well as a $14 million extinguishment payment we incurred related to the June 2020 early redemption of senior notes with an original maturity of December 1, 2020. It also includes gains of $35 million and $20 million on our Euroclear and BIDS investments, respectively, and an accrual for potential legal settlements of $30 million. Other income (expense), net during 2019 includes a $16 million impairment on promissory notes, interest expense of $285 million and interest income of $35 million. Other income (expense), net during 2018 includes a $110 million gain on our initial investment value in MERS recorded on October 3, 2018, the date we completed our acquisition, interest expense of $244 million and interest income of $22 million. Other income (expense), net during 2017 includes a $167 million realized net investment gain in connection with our sale of Cetip and a $110 million net gain on our divestiture of Trayport, interest expense of $187 million and interest income of $8 million. Refer to Notes 3, 4 and 10 to our consolidated financial statements and related notes, which are included in this Annual Report, for more information.
(5)    The income tax benefit in 2017 is primarily due to the $764 million deferred tax benefit associated with U.S. income tax rate reductions enacted in 2017.
(6) The weighted average common shares outstanding decreased in 2020 from 2019 primarily due to stock repurchases, partially offset by the approximately 18.4 million shares of our common stock issued in connection with the Ellie Mae acquisition. The weighted average common shares outstanding decreased in 2019 and 2018 compared to 2018 and 2017, respectively, primarily due to our share repurchases. In 2016 we issued 32.3 million and 12.6 million shares of our common stock to Interactive Data and Trayport stockholders, as part of those acquisitions, respectively.

	As of December 31,
	2020	2019	2018	2017	2016
	(In millions)
Consolidated Balance Sheet Data
Cash and cash equivalents	$583	$841	$724	$535	$407
Margin deposits, guaranty funds and delivery contracts receivable(1)	84,083	64,987	63,955	51,222	55,150
Total current assets	87,219	67,979	66,692	53,562	57,133
Goodwill and other intangible assets, net	35,699	23,600	23,547	22,485	22,711
Total assets	126,200	94,493	92,791	78,264	82,003
Margin deposits, guaranty funds and delivery contracts payable(1)	84,083	64,987	63,955	51,222	55,150
Total current liabilities	87,999	68,816	66,108	54,175	58,617
Short-term and long-term debt	16,537	7,819	7,441	6,100	6,364
Equity	19,534	17,286	17,231	16,985	15,775

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
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. See the factors set forth under the heading “Forward Looking Statements” at the beginning of Part 1 of this Annual Report and in Item 1(A) under the heading “Risk Factors.” The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information contained in Item 6. Selected Financial Data and our consolidated financial statements included in this Annual Report. For discussion related to the results of operations and changes in financial condition for 2019 compared to 2018 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on February 6, 2020.

Overview
We are a provider of marketplace infrastructure, data services and technology solutions to a broad range of customers including financial institutions, corporations and government entities. These products, which span major asset classes including futures, equities, fixed income and U.S. residential mortgages, provide our customers with access to mission critical workflow tools that are designed to increase asset class transparency and workflow efficiency. We report our results in three segments: Exchanges, Fixed Income and Data Services, and Mortgage Technology. The majority of our identifiable assets are located in the U.S. and U.K.
•In our Exchanges segment, we operate regulated marketplaces for the listing, trading and clearing of a broad array of derivatives contracts and financial securities. Much of the revenue reported in the Exchanges segment was previously reported in our Trading & Clearing segment. However, data services revenues and listings revenues, which are now reported in the Exchanges segment, were previously reported in our Data & Listings segment.
•In our Fixed Income and Data Services segment, we provide fixed income pricing, reference data, indices and execution services as well as global CDS clearing and multi-asset class data delivery solutions. Our CDS Clearing and ICE Bonds transaction revenue was previously reported in our Trading & Clearing segment, while all of our Fixed Income Data & Analytics and Other Data & Network Services revenues were reported in our Data & Listings segment.
•In our Mortgage Technology segment, we provide an end-to-end technology platform that offers customers comprehensive, digital workflow tools that aim to address the inefficiencies that exist in the U.S. residential mortgage market. Prior to the re-alignment of our business, ICE Mortgage Technology was reported in our Trading & Clearing segment.
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
From an operational perspective, our businesses, including our exchanges, clearing houses, listing venues, data services businesses, and mortgage platforms, have remained open and we do not have any plans to close any of our business operations as a result of the COVID-19 pandemic. However, due to the COVID-19 pandemic, we have taken preventative measures and implemented contingency plans, and currently most of our employees are working remotely. In response to government mandates, we closed all of our office facilities between early March and late April 2020, with only our operationally essential employees working on-site at our facilities for business continuity purposes. As various governments began easing orders requiring office closures in late April, we began a phased re-opening of certain of our office facilities allowing a limited number of operationally non-essential workers to also work on-site. These measures are in compliance, as necessary, with local government directives and social distancing directives. We continue to monitor local government mandates in determining our office re-openings, re-closures and work-related travel.
Global health concerns relating to COVID-19 and preventive measures taken to reduce its spread have created significant volatility in financial markets, which has resulted in higher trading volumes for some of our products and increased demand for our services.
The extent of the impact of the pandemic on our business will depend largely on future developments, including the duration, spread and severity of the outbreak, the distribution, public acceptance and widespread use and effectiveness of vaccines against COVID-19 and the actions taken to contain the spread of the disease or mitigate its impact. We continue to monitor this dynamic situation, including guidance and regulations issued by U.S. and other governmental authorities. In light of the continually evolving nature of the COVID-19 outbreak, we are not able at this time to estimate the ultimate effect of the pandemic on our business, results of operations or financial condition in the future.
Acquisition of Ellie Mae
On September 4, 2020, we acquired Ellie Mae for aggregate consideration of $11.4 billion from private equity firm Thoma Bravo. Ellie Mae is a cloud-based technology solution provider for the mortgage finance industry. Through its digital lending platform, Ellie Mae provides technology solutions to participants in the mortgage supply chain, including over

3,000 customers and thousands of partners and investors who participate on its open network. Originators rely on Ellie Mae to securely manage the exchange of data across the mortgage ecosystem to enable the origination of mortgages while adhering to various local, state and federal compliance requirements. Ellie Mae is a part of our ICE Mortgage Technology business and is included in our Mortgage Technology segment. From the acquisition date through December 31, 2020, Ellie Mae revenues of $351 million and operating expenses of $250 million were recorded for the year ended December 31, 2020, which are reflected in our mortgage technology revenues and operating expenses, respectively.
The purchase price consisted of $9.5 billion in cash, as adjusted for $335 million of cash and cash equivalents held by Ellie Mae on the date of acquisition, and approximately $1.9 billion, or approximately 18.4 million shares of our common stock, based on our stock price on the acquisition date. ICE funded the cash portion of the purchase price with net proceeds from our offering of new senior notes in August 2020, together with the issuance of commercial paper and borrowings under a new senior unsecured term loan facility.
Acquisition of Bridge2 Solutions
On February 21, 2020, our Bakkt subsidiary acquired Bridge2 Solutions, a leading provider of loyalty solutions for merchants and consumers. Bridge2 Solutions enables some of the world’s leading brands to engage customers and drive loyalty. It powers incentive and employee perk programs for companies across a wide spectrum of industries.
Bakkt Transaction
Additionally, on January 11, 2021, Bakkt, our majority-owned indirect subsidiary, entered into a definitive agreement and plan of merger, or the Merger Agreement, to combine with VPC Impact Acquisition Holdings, or VIH, a special purpose acquisition company sponsored by Victory Park Capital. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, VIH plans to domesticate and become a Delaware corporation (the “Domestication”) and be renamed “Bakkt Holdings, Inc.” (“Bakkt Pubco”) and, following the Domestication, a subsidiary of VIH plans to merge with and into Bakkt (the “Merger”), with Bakkt surviving the Merger. Upon the consummation of the Merger (the “Closing”), Bakkt Pubco plans to be organized in an “Up-C” structure in which substantially all of the assets and the business of Bakkt Pubco will be held by Bakkt and its subsidiaries, and Bakkt Pubco’s only direct assets will consist of its membership interests in Bakkt. Upon the Closing, Bakkt Pubco is expected to have a class of common stock listed on the New York Stock Exchange.
Also on January 11, 2021, concurrently with the execution of the Merger Agreement, VIH entered into subscription agreements with certain investors (collectively, the “PIPE Investors”), pursuant to which, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for additional equity in Bakkt Pubco for an aggregate purchase price equal to $325 million (the “PIPE Investment”). The PIPE Investors include ICE, and we committed to purchase additional equity in Bakkt Pubco that would comprise up to $50 million of the PIPE Investment. The PIPE Investment will be consummated immediately prior to the Closing.
As part of the transaction, Bakkt’s existing equity holders and management will roll 100% of their equity into the combined company. Assuming no shareholders of VIH exercise their redemption rights, current Bakkt equity holders, including ICE, will own approximately 78% of the combined company, VIH’s public shareholders will own approximately 8%, VPC will own 2%, and PIPE investors (a group that will also include us) will own approximately 12% of the issued and outstanding common stock of the combined company at closing; ICE is expected to have a 65% economic interest in the combined company at the Closing, which is expected to occur in the second quarter of 2021. The proposed transaction is subject to customary closing conditions, including the approval of VIH’s shareholders and certain regulatory approvals. At the Closing, ICE, which is expected to own a majority of the common stock of the Bakkt Pubco immediately following the Merger, will enter into a voting agreement with Bakkt Pubco (the “Voting Agreement”). Pursuant to the Voting Agreement, for so long as we own at least 50% of the total voting power of Bakkt Pubco common stock, we will agree to vote on any matter submitted to a vote or consent of the stockholders of Bakkt Pubco any shares of common stock of Bakkt Pubco owned by us in excess of 30% of the outstanding voting power of Bakkt Pubco, in the same percentages, for and against the relevant matter, as votes are cast by all stockholders of Bakkt Pubco other than ICE. As a consequence of the Voting Agreement and Bakkt Pubco’s other governance arrangements, following the Closing, we expect to reclassify Bakkt Pubco as our equity method investment and Bakkt will therefore cease to be consolidated with our financial statements.
Consolidated Financial Highlights
The following summarizes our results and significant changes in our consolidated financial performance for the periods presented (dollars in millions, except per share amounts):

	Year Ended December 31,			Year Ended December 31,
	2020	2019	Change	2019	2018	Change
Revenues, less transaction-based expenses	$6,036	$5,202	16%	$5,202	$4,979	4%
Operating expenses	$3,003	$2,529	19%	$2,529	$2,396	6%
Adjusted operating expenses(1)	$2,495	$2,189	14%	$2,189	$2,071	6%
Operating income	$3,033	$2,673	13%	$2,673	$2,583	3%
Adjusted operating income(1)	$3,541	$3,013	18%	$3,013	$2,908	4%
Operating margin	50%	51%	(1 pt)	51%	52%	(1 pt)
Adjusted operating margin(1)	59%	58%	1 pt	58%	58%	—
Other income (expense), net	$(267)	$(192)	39%	$(192)	$(63)	203%
Income tax expense (benefit)	$658	$521	26%	$521	$500	4%
Effective tax rate	24%	21%	3 pts	21%	20%	1 pt
Net income attributable to ICE	$2,089	$1,933	8%	$1,933	$1,988	(3)%
Adjusted net income attributable to ICE(1)	$2,500	$2,194	14%	$2,194	$2,077	6%
Diluted earnings per share attributable to ICE common stockholders	$3.77	$3.42	10%	$3.42	$3.43	—%
Adjusted diluted earnings per share attributable to ICE common stockholders(1)	$4.51	$3.88	16%	$3.88	$3.59	8%
Cash flows from operating activities	$2,881	$2,659	8%	$2,659	$2,533	5%

(1) The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. Adjusted net income attributable to ICE and adjusted diluted earnings per share attributable to ICE common stockholders are presented net of taxes. These adjusted numbers are not calculated in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. See “- Non-GAAP Financial Measures” below.

•Revenues, less transaction-based expenses, increased $834 million in 2020 from 2019. The increase in revenues includes $7 million in favorable foreign exchange effects arising from the weaker U.S. dollar in 2020 from 2019.
•Revenues, less transaction-based expenses, increased $223 million in 2019 from 2018. The increase in revenues includes $34 million in unfavorable foreign exchange effects arising from the stronger U.S. dollar in 2019 from 2018.
•Operating expenses increased $474 million in 2020 from 2019. The increase in operating expenses includes $2 million in unfavorable foreign exchange effects arising from the weaker U.S. dollar in 2020 from 2019.
•Operating expenses increased $133 million in 2019 from 2018. The increase in operating expenses includes $14 million in favorable foreign exchange effects arising from the stronger U.S. dollar in 2019 from 2018.
•In connection with our acquisition of MERS, we recorded a $110 million gain in other income during 2018.
•The effective tax rate in 2020 is higher than the effective tax rate in 2019 primarily due to U.K. tax law changes enacted in July 2020, partially offset by favorable state apportionment changes as a result of our acquisition of Ellie Mae, as well as favorable changes in certain international tax provisions as part of the U.S. Federal Tax Cuts and Jobs Act, or TCJA, in 2019.
•The effective tax rate in 2019 was higher than the effective tax rate in 2018 primarily due to the 2018 discrete tax benefits from the acquisition of MERS and the divestiture of Trayport exceeding the net increased tax benefits recorded in 2019 from certain international tax provisions under the TCJA.
Business Environment and Market Trends
Our business environment has been characterized by:
•globalization of marketplaces, customers and competitors;
•growing customer demand for workflow efficiency and automation;
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
We have diversified our business so that we are not dependent on volatility or transaction activity in any one asset class. In addition, we have increased our portion of non-transaction and clearing revenues from 34% in 2014 to 48% in 2020. This non-transaction revenue includes data services, listings and various mortgage technology solutions.
Many of the data products we sell and services we provide are required for our clients’ business operations regardless of market volatility or shifts in business profitability levels. We anticipate that there will continue to be growth in the financial information services sector driven by a number of global trends, including the following:

•increasing global regulatory demands;
•greater use of fair value accounting standards and reliance on independent valuations;
•greater emphasis on risk management;
•market fragmentation driven by regulatory changes;
•the move to passive investing and indexation;
•ongoing growth in the size and diversity of financial markets;
•increased automation of fixed income and other less automated markets;
•the development of new data products;
•the demand for greater data capacity and connectivity;
•new entrants; and
•increasing demand for outsourced services by financial institutions.
We continue to focus on our strategy to grow each of our revenue streams, and prudently manage expenses, in order to mitigate these uncertainties and to build on our growth opportunities by leveraging our proprietary data, clearing, markets and technology solutions.
Segment Results
We previously operated as two reportable business segments, but effective October 1, 2020, we realigned our businesses as part of a review of, and changes in, our organizational structure following our acquisition of Ellie Mae. As a result, we changed our internal financial reporting and determined that a change in reportable segments had occurred. Prior periods have been adjusted to reflect this change. Our segments do not engage in intersegment transactions.
As of December 31, 2020, our business is conducted through three reportable business segments, comprised of the following:
•Our Exchanges segment includes our trade execution and clearing within our global futures network and NYSE businesses, various data and connectivity services that are directly related to those exchange platforms, administration fees and our NYSE listings business. Trade execution and clearing products include energy, agricultural and metals, financial futures and options, cash equities, equity options, OTC and other;
•Our Fixed Income and Data Services segment includes trade execution and clearing within our ICE Bonds and CDS businesses, pricing and reference data, analytics, indices, consolidated feeds and our ICE Global Network businesses; and
•Our Mortgage Technology segment includes our MERS, Simplifile and Ellie Mae mortgage services businesses. This segment includes origination technology, network and closing solutions, data and analytics, registrations and other.
While revenues are recorded specifically in the segment in which they are earned or to which they relate, a significant portion of our operating expenses are not solely related to a specific segment because the expenses serve functions that are necessary for the operation of more than one segment. We directly allocate expenses when reasonably possible to do so. Otherwise, we use a pro-rata revenue approach as the allocation method for the expenses that do not relate solely to one segment and serve functions that are necessary for the operation of all segments. Our October 1, 2020 change in business segment presentation triggered a reallocation of our segment operating expenses. Prior periods have been adjusted to reflect this change.
For details on trends in recent prior year periods, refer to our 2019 and 2018 Annual Reports on Form 10-K.

Exchanges Segment
The following presents selected statements of income data for our Exchanges segment (dollars in millions):

REVENUES, LESS TRANSACTION-BASED EXPENSES
$ (Millions)
4,000
3,000
2,000
1,000
0
$3,276
$3,307
$3,631
$444
$708
$227
$327
$354
$251
$965
$449
$752
$233
$298
$332
$251
$992
$446
$790
$296
$377
$357
$245
$1,120
2018
2019
2020
Listings
Data and connectivity services
OTC and other
Cash equities and equity options, net
Financial futures and options
Agricultural and metals futures and options
Energy futures and options

(1) The adjusted numbers in the charts above are calculated by excluding items that are not reflective of our cash operations and core business performance. As a result, these adjusted numbers are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Financial Measures” below.

	Year Ended December 31,			Year Ended December 31,
	2020	2019	Change	2019	2018	Change
Revenues:
Energy futures and options	$1,120	$992	13%	$992	$965	3%
Agricultural and metals futures and options	245	251	(2)	251	251	—
Financial futures and options	357	332	8	332	354	(6)
Futures and options	1,722	1,575	9	1,575	1,570	—
Cash equities and equity options	2,585	1,643	57	1,643	1,624	1
OTC and other	296	233	27	233	227	2
Transaction and clearing, net	4,603	3,451	33	3,451	3,421	1
Data and connectivity services	790	752	5	752	708	6
Listings	446	449	(1)	449	444	1
Revenues	5,839	4,652	26	4,652	4,573	2
Transaction-based expenses(1)	2,208	1,345	64	1,345	1,297	4
Revenues, less transaction-based expenses	3,631	3,307	10	3,307	3,276	1
Other operating expenses	965	874	10	874	866	1
Depreciation and amortization	261	265	(2)	265	246	8
Acquisition-related transaction and integration costs	16	1	n/a	1	2	(64)
Operating expenses	1,242	1,140	9	1,140	1,114	3
Operating income	$2,389	$2,167	10%	$2,167	$2,162	—%
(1)Transaction-based expenses are largely attributable to our cash equities and options business.

Exchanges Revenues
Our Exchanges segment includes transaction and clearing revenues from our futures and NYSE exchanges as well as data and connectivity services and listings. Transaction and clearing revenues consist of fees collected from derivatives, cash equities and equity options trading and derivatives clearing, and are reported on a net basis, except for the NYSE transaction-based expenses discussed below. Rates per-contract, or RPC, are driven by the number of contracts or securities traded and the fees charged per contract, net of certain rebates. Our per-contract transaction and clearing revenues will depend upon many factors, including, but not limited to, market conditions, transaction and clearing volume, product mix, pricing, applicable revenue sharing and market making agreements, and new product introductions. Because transaction and clearing revenues are generally assessed on a per-contract basis, revenues and profitability fluctuate with changes in contract volume and product mix. Our data and connectivity services revenues are recurring subscription fees related to the various data and connectivity services that we provide which are directly attributable to our exchange venues. Our listings revenues are also recurring subscription fees that we earn for the provision of NYSE listings services for public companies and ETFs, and related corporate actions for listed companies.
In both 2020 and 2019, 14% of our Exchanges segment revenues, less transaction-based expenses, were billed in pounds sterling or euros. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Exchanges segment revenues, less transaction-based expenses, were higher by $4 million in 2020 from 2019.
Our exchange transaction and clearing revenues are presented net of rebates. We recorded rebates of $962 million and $855 million in 2020 and 2019, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. The increase in the rebates is due primarily to increased volumes in products with higher rates per contract, an increase in the number of rebate programs offered and an increase in the number of participants within our energy futures and options programs.
•Energy Futures and Options: Total energy volume increased 15% and revenues increased 13% in 2020 from 2019.
–Total oil volume increased 13% in 2020 from 2019 due to increased risk management activity driven by shifting supply/demand dynamics related to various geopolitical events and the emergence of COVID-19.
–Our global natural gas futures and options volume increased 22% in 2020 from 2019. The volume increase in our North American natural gas products was primarily driven by shifting supply/demand dynamics related to lower levels of U.S. shale production and increased demand for natural gas. In addition, the strength in our European TTF gas volumes was driven by the continued emergence of TTF as not only the European benchmark, but also the emerging global benchmark, for natural gas as the commodity continues to globalize.

•Agricultural and Metals Futures and Options: Total volume in our agricultural and metals futures and options markets decreased 3% and revenues decreased 2% in 2020 from 2019. The overall decrease in agricultural volumes was primarily driven by lower commodity price volatility than the prior year.
–Sugar futures and options volumes increased 6% in 2020 from 2019, driven by shifting supply/demand dynamics coupled with increased price volatility.
–Other agricultural and metal futures and options volume decreased 9% in 2020 from 2019, primarily due to lower cocoa volumes driven by geopolitical uncertainty.
•Financial Futures and Options: Total volume decreased 2% and revenues increased 8% in our financial futures and options markets in 2020 from 2019.
–Interest rate futures and options volume and revenue decreased 5% and 1% in 2020 from 2019, respectively, due to the impact of quantitative easing measures implemented by major central banks in response to COVID-19. Interest rate futures and options revenues were $193 million and $196 million in 2020 and 2019, respectively.
–Other financial futures and options volume, which includes our MSCI®, FTSE® and NYSE FANG+ equity index products, increased 12% and revenue increased 20% in 2020 from 2019. Other financial futures and options volume increased due to increased equity market volatility driven by accelerating adoption of MSCI® index futures and options as well as uncertainty related to COVID-19. Other financial futures and options revenues were $164 million and $136 million in 2020 and 2019, respectively.
•Cash Equities and Equity Options: Cash equities volume increased 42% in 2020 from 2019 due to heightened volatility driven by uncertainty related to COVID-19 and various geopolitical events. Cash equities revenues, net of transaction-based expenses, were $276 million and $203 million in 2020 and 2019, respectively. Equity options volume increased 61% in 2020 from 2019 primarily due to higher industry volumes and heightened volatility driven by uncertainty related to COVID-19 and various geopolitical events. Equity options revenues, net of transaction-based expenses, were $101 million and $95 million in 2020 and 2019, respectively.
•OTC and Other: OTC and other transactions include revenues from our OTC energy business and other trade confirmation services, as well as interest income on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, exchange membership fees and agricultural grading and certification fees. Our OTC and other transaction revenues increased 27% in 2020 from 2019 primarily due to increased income earned on certain clearing margin deposits reflecting higher balances and increased regulatory fees.
•Data and Connectivity Services: Our data and connectivity services revenues increased 5% in 2020 from 2019. The increase in revenue was driven by the strong retention rate of existing customers, the addition of new customers and increased purchases by existing customers.
•Listings Revenues: Through NYSE, NYSE American and NYSE Arca, we generate listings revenue related to the provision of listings services for public companies and ETFs, and related corporate actions for listed companies. Listings revenues decreased 1% in 2020 from 2019, driven by market volatility causing IPO delays as well as de-listings, partially offset by a rebound in IPO activity towards the end of 2020.
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
In 2020, NYSE and NYSE American raised the most capital globally with approximately $185 billion raised in IPOs and follow-on offerings from over 435 transactions, an increase of 65% from $112 billion raised in 2019.

Selected Operating Data
The following charts and tables present trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts):

Volume and Rate per Contract

	Year Ended December 31,			Year Ended December 31,
	2020	2019	Change	2019	2018	Change
Number of contracts traded (in millions):
Energy futures and options	773	669	15%	669	692	(3)%
Agricultural and metals futures and options	108	111	(3)%	111	107	4%
Financial futures and options	619	630	(2)%	630	710	(11)%
Total	1,500	1,410	6%	1,410	1,509	(7)%

	Year Ended December 31,			Year Ended December 31,
	2020	2019	Change	2019	2018	Change
Average Daily Volume of contracts traded (in thousands):
Energy futures and options	3,054	2,655	15%	2,655	2,747	(3)%
Agricultural and metals futures and options	428	442	(3)%	442	427	4%
Financial futures and options	2,409	2,460	(2)%	2,460	2,770	(11)%
Total	5,891	5,557	6%	5,557	5,944	(7)%

	Year Ended December 31,			Year Ended December 31,
Rate per contract:	2020	2019	Change	2019	2018	Change
Energy futures and options	$1.45	$1.48	(2)%	$1.48	$1.39	6%
Agricultural and metals futures and options	$2.27	$2.25	1%	$2.25	$2.34	(4)%
Financial futures and options	$0.57	$0.52	10%	$0.52	$0.49	6%

Open interest is the aggregate number of contracts (long or short) that clearing members hold either for their own account or on behalf of their clients. Open interest refers to the total number of contracts that are currently “open,” – in other words, contracts that have been entered into but not yet liquidated by either an offsetting trade, exercise, expiration or assignment. Open interest is also a measure of the future activity remaining to be closed out in terms of the number of contracts that members and their clients continue to hold in the particular contract and by the number of contracts held for each contract month listed by the exchange. The following charts and table present our year-end open interest for our futures and options contracts (in thousands, except for percentages):

	As of December 31,			As of December 31,
	2020	2019	Change	2019	2018	Change
Open interest — in thousands of contracts:
Energy futures and options	40,073	37,433	7%	37,433	35,019	7%
Agricultural and metals futures and options	3,608	3,836	(6)%	3,836	3,643	5%
Financial futures and options	27,535	29,369	(6)%	29,369	29,061	1%
Total	71,216	70,638	1%	70,638	67,723	4%

The following charts and tables present selected cash and equity options trading data. All trading volume below is presented as average net daily trading volume, or ADV, and is single counted:

	Year Ended December 31,			Year Ended December 31,
	2020	2019	Change	2019	2018	Change
NYSE cash equities (shares in millions):
Total cash handled volume	2,466	1,740	42%	1,740	1,735	—%
Total cash market share matched	22.1%	24.2%	(2.1) pts	24.2%	23.2%	1.0 pts

NYSE equity options (contracts in thousands):
NYSE equity options volume	5,101	3,172	61%	3,172	3,386	(6)%
Total equity options volume	27,685	17,542	58%	17,542	18,217	(4)%
NYSE share of total equity options	18.4%	18.1%	0.3 pts	18.1%	18.6%	(0.5) pts

Revenue capture or rate per contract:
Cash equities rate per contract (per 100 shares)	$0.044	$0.046	(4)%	$0.046	$0.050	(8)%
Equity options rate per contract	$0.08	$0.12	(34)%	$0.12	$0.12	(5)%
Handled volume represents the total number of shares of equity securities, ETFs and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
Transaction-Based Expenses
Our equities and equity options markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. Section 31 fees are recorded on a gross basis as a component of transaction and clearing fee revenue. These Section 31 fees are assessed to recover the government’s costs of supervising and regulating the securities markets and professionals and are subject to change. We, in turn, collect corresponding activity assessment fees from member organizations clearing or settling trades on the equities and options exchanges, and recognize these amounts in our transaction and clearing revenues when invoiced. The activity assessment fees are designed to equal the Section 31 fees. As a result, activity assessment fees and the corresponding Section 31 fees do not have an impact on our net income, although the timing of payment by us will vary from collections. Section 31 fees were $622 million and $379 million in 2020 and 2019, respectively. The fees we collect are included in cash at the time of receipt and we remit the amounts to the SEC semi-annually as required. The total amount is included in accrued liabilities and was $207 million as of December 31, 2020.
We make liquidity payments to cash and options trading customers, as well as routing charges made to other exchanges which are included in transaction-based expenses. We incur routing charges when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We record routing charges on a gross basis as a component of transaction and clearing fee revenue. Cash liquidity payments, routing and clearing fees were $1.6 billion and $966 million in 2020 and 2019, respectively.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Exchanges segment's operating expenses, operating income and operating margin (dollars in millions). See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Exchanges Segment:	Year Ended December 31,			Year Ended December 31,
	2020	2019	Change	2019	2018	Change
Operating expenses	$1,242	$1,140	9%	$1,140	$1,114	3%
Adjusted operating expenses(1)	$1,145	$1,041	10%	$1,041	$1,035	1%
Operating income	$2,389	$2,167	10%	$2,167	$2,162	—%
Adjusted operating income(1)	$2,486	$2,266	10%	$2,266	$2,241	1%
Operating margin	66%	66%	—	66%	66%	—
Adjusted operating margin(1)	68%	69%	(1 pt)	69%	68%	1 pt

(1) The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. These adjusted numbers are not calculated in accordance with GAAP. See “- Non-GAAP Financial Measures” below.

Fixed Income and Data Services Segment
The following charts and table present our selected statements of income data for our Fixed Income and Data Services segment (dollars in millions):

(1) The adjusted numbers in the charts above are calculated by excluding items that are not reflective of our cash operations and core business performance. As a result, these adjusted numbers are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Financial Measures” below.

	Year Ended December 31,			Year Ended December 31,
	2020	2019	Change	2019	2018	Change
Revenues:
Fixed income execution	$70	$83	(15)%	$83	$63	30%
CDS clearing	208	214	(2)	214	211	2
Fixed income data and analytics	1,018	969	5	969	931	4
Fixed income and credit	1,296	1,266	3	1,266	1,205	5
Other data and network services	514	490	5	490	476	3
Revenues	1,810	1,756	3	1,756	1,681	4
Other operating expenses	967	939	3	939	896	5
Acquisition-related transaction and integration costs	—	—	(10)	—	32	n/a
Depreciation and amortization	351	378	(7)	378	337	12
Operating expenses	1,318	1,317	—	1,317	1,265	4
Operating income	$492	$439	12%	$439	$416	6%

Our Fixed Income and Data Services segment represents fixed income and credit trading and clearing as well as subscription-based, or recurring, revenues related to our fixed income data and analytics offerings as well as other multi-asset class data and network services.
In 2020 and 2019, 14% and 13%, respectively, of our Fixed Income and Data Services segment revenues were billed in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues denominated in foreign currencies changes accordingly. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar during 2020, our fixed income and data services revenues were higher by $3 million in 2020 than in 2019.
Fixed Income and Data Services Revenues
Our fixed income and data services revenues increased 3% in 2020 from 2019 primarily due to growth in our fixed income data and analytics products, our other data and network services and strong cleared volumes within our CDS clearing business.
•Fixed Income Execution: Fixed income execution includes revenues from ICE Bonds. Execution fees are reported net of rebates, which were nominal in 2020, 2019 and 2018. Our fixed income execution revenues decreased 15% in 2020 from 2019. The decrease in revenue was driven by decreased retail activity as a result of low interest rates, particularly municipal and corporate bond activity.
•CDS Clearing: CDS clearing revenues decreased 2% in 2020 from 2019. The notional value of CDS cleared was $17.9 trillion and $14.7 trillion in 2020 and 2019, respectively. Despite record clearing activity in 2020 from both dealers and clients driven by heightened market volatility, revenue decreased as a result of lower interest earned on collateral balances held at the clearing house due to lower 2020 Fed Funds rates.
•Fixed Income Data and Analytics: Our fixed income data and analytics revenues increased 5% in 2020 from 2019. The increase in revenue was due to strength in our index business and continued growth in our pricing and reference data business driven by the strong retention rate of existing customers, the addition of new customers, increased purchases by existing customers and increases in pricing of our products.
•Other Data and Network Services: Our other data and network services revenues increased 5% in 2020 from 2019. The increase in revenues was driven primarily through growth in our ICE Global Network offering, coupled with strength in our consolidated feeds and stronger desktop revenues.
Annual Subscription Value, or ASV, represents, at a point in time, the data services revenues, which includes Fixed Income Data and Analytics as well as Other Data and Network Services, subscribed for the succeeding 12 months. ASV does not include new sales, contract terminations or price changes that may occur during that 12-month period. However, while it is an indicative forward-looking metric, it does not provide a growth forecast of the next 12 months of data services revenues.

As of December 31, 2020, ASV was $1.569 billion, which increased 6.4% compared to the ASV as of December 31, 2019. ASV represents nearly 100% of total data services revenues for this segment. This does not adjust for year-over-year foreign exchange fluctuations or impacts of acquisitions.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Fixed Income and Data Services segment's operating expenses, operating income and operating margin (dollars in millions). See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Fixed Income and Data Services Segment:	Year Ended December 31,			Year Ended December 31,
	2020	2019	Change	2019	2018	Change
Operating expenses	$1,318	$1,317	—%	$1,317	$1,265	4%
Adjusted operating expenses(1)	$1,119	$1,092	3%	$1,092	$1,022	7%
Operating income	$492	$439	12%	$439	$416	6%
Adjusted operating income(1)	$691	$664	4%	$664	$659	1%
Operating margin	27%	25%	2 pts	25%	25%	—
Adjusted operating margin(1)	38%	38%	—	38%	39%	(1 pt)

(1) The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. These adjusted numbers are not calculated in accordance with GAAP. See “- Non-GAAP Financial Measures” below.

Mortgage Technology Segment
The following charts and table present our selected statements of income data for our Mortgage Technology segment (dollars in millions):

(1) The adjusted numbers in the charts above are calculated by excluding items that are not reflective of our cash operations and core business performance. As a result, these adjusted numbers are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Financial Measures” below.

	Year Ended December 31,			Year Ended December 31,
	2020	2019	Change	2019	2018	Change
Revenues:
Origination technology	253	—	n/a	—	—	—
Network and closing solutions	158	36	331	36	—	n/a
Data and analytics	22	—	n/a	—	—	—
Registrations and other	162	103	56	103	22	372
Revenues	595	139	324	139	22	537
Other operating expenses	215	52	310	52	14	301
Acquisition-related transaction and integration costs	89	1	n/a	1	—	n/a
Depreciation and amortization	139	19	626	19	3	343
Operating expenses	443	72	510	72	17	313
Operating income	$152	$67	124%	$67	$5	1,427%
Mortgage Technology Revenues
Our mortgage technology revenues are derived from our comprehensive, end-to-end U.S. residential mortgage platform. Our mortgage technology business enables greater workflow efficiency for customers focused on originating U.S. residential mortgage loans. Mortgage technology revenues increased $456 million or 324% in 2020 from 2019. Revenues from Ellie Mae following our September 2020 acquisition were $351 million and revenues from Simplifile following our June 2019 acquisition were $95 million and $37 million in 2020 and 2019, respectively.
•Origination technology: Our origination technology acts as a system of record for the mortgage transaction, automating the gathering, reviewing, and verifying of mortgage-related information and enabling automated enforcement of rules and business practices designed to help ensure that each completed loan transaction is of high quality and adheres to secondary market standards. Revenue from origination technology is based on recurring SaaS subscription fees, with an additive Success-Based Pricing fee as lenders exceed the number of loans closed that are included with their monthly base subscription.
•Network and closing solutions: Our network and closing solutions provide customers connectivity to the mortgage supply chain and facilitates the secure exchange of information between our customers and a broad ecosystem of third-party service providers, as well as lenders and investors that are critical to consummating the millions of loan transactions that occur on our origination network each year. Our closing network uniquely connects key participants, such as lenders, title and settlement agents and individual county recorders, to digitize the traditionally manual and paper-based closing and recording process. Revenues from network and closing solutions are based largely on the number of applications and closed loans that utilize the various services.
•Data and Analytics: Revenues include those related to ICE Mortgage Technology’s AIQ offering, which applies machine learning and artificial intelligence, or AI, to the entire loan origination process, offering customers greater efficiency by streamlining data collection and validation through our automated document recognition and data extraction capabilities. AIQ revenues can be both recurring and transaction-based in nature. In addition, our data offerings include real-time industry and peer benchmarking tools, which provide originators a granular view into the real-time trends of nearly half the U.S. residential mortgage market. We also provide a Data as a Service (DaaS) offering through private data clouds for lenders to access their own data and origination information. Revenues related to our data products are largely subscription-based and recurring in nature.
•Registrations and other: Revenues are related to the MERS database, a leading system of record for recording and tracking changes in mortgage servicing rights and beneficial ownership interests in loans secured by U.S. residential real estate; these revenues are transaction-based. Other revenues include professional services fees, as well as revenues from ancillary products.
The following chart summarizes our Mortgage Technology segment's operating expenses, operating income and operating margin (dollars in millions). See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Mortgage Technology Segment:	Year Ended December 31,			Year Ended December 31,
	2020	2019	Change	2019	2018	Change
Operating expenses	$443	$72	510%	$72	$17	313%
Adjusted operating expenses(1)	$231	$56	306%	$56	$14	291%
Operating income	$152	$67	124%	$67	$5	1,427%
Adjusted operating income(1)	$364	$83	337%	$83	$8	1,024%
Operating margin	25%	48%	(23 pts)	48%	20%	28 pts
Adjusted operating margin(1)	61%	59%	2 pts	59%	34%	25 pts

(1) The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. These adjusted numbers are not calculated in accordance with GAAP. See “- Non-GAAP Financial Measures”

Consolidated Operating Expenses
The following presents our consolidated operating expenses (dollars in millions):

CONSOLIDATED OPERATING EXPENSES
3,500
3,000
2,500
2,000
1,500
1,000
500
0
$ (Millions)
$2,396
$2,529
$3,003
$586
$651
$165
$994
$662
$698
$127
$1,042
$751
$815
$249
$1,188
2018
2019
2020
Depreciation and amortization
Technology and communication, rent and occupancy, and selling, general and administrative
Professional services and acquisition-related transaction and integration costs
Compensation and Benefits

	Year Ended December 31,			Year Ended December 31,
	2020	2019	Change	2019	2018	Change
Compensation and benefits	$1,188	$1,042	14%	$1,042	$994	5%
Professional services	144	125	15	125	131	(5)
Acquisition-related transaction and integration costs	105	2	n/a	2	34	(94)
Technology and communication	549	469	17	469	432	8
Rent and occupancy	81	68	19	68	68	1
Selling, general and administrative	185	161	15	161	151	7
Depreciation and amortization	751	662	13	662	586	13
Total operating expenses	$3,003	$2,529	19%	$2,529	$2,396	6%
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
In 2020 and 2019, 11% and 12%, respectively, of our operating expenses were incurred in pounds sterling or euros. Due to fluctuations in the U.S. dollar compared to the pound sterling and euro, our consolidated operating expenses were $2 million higher in 2020 than in 2019. See Item 7(A) “- Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” below for additional information.
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

	Year Ended December 31,
	2020	2019	Change
Employee headcount	8,890	5,989	48%
Stock-based compensation expenses	$127	$139	(9)%
Employee headcount increased in 2020 from 2019 primarily due to new employees at Ellie Mae and Bridge2 Solutions. These businesses, as well as additional expenses related to Simplifile and growth of our ICE India office, resulted in additional compensation and benefits expense of $113 million in 2020 from 2019. In addition, compensation and benefits expense increased $31 million in 2020 from 2019 as a result of other increases in employee headcount, 2020 merit pay and our 2020 adjustment of our employee cash bonus and non-cash performance-based restricted shares to above-target levels based on our 2020 financial performance metrics. Further, employee taxes and benefits expenses were higher in 2020 primarily due to increased employee insurance costs, partially offset by decreased employee severance expense in 2020 from 2019. The stock-based compensation expenses in the table above relate to employee stock option and restricted stock awards.
Professional Services Expenses
Professional services expense includes fees for consulting services received on strategic and technology initiatives, temporary labor, as well as regulatory, legal and accounting fees, and may fluctuate as a result of changes in our use of these services in our business.
Professional services expenses increased in 2020 from 2019 primarily due to increased costs associated with regulatory and litigation matters and $13 million in additional consulting expenses related to our acquisitions of Ellie Mae and Bridge2 Solutions.
Acquisition-Related Transaction and Integration Costs
In 2020, we incurred $105 million in acquisition-related transaction and integration costs, primarily related to our acquisitions of Ellie Mae and Bridge2 Solutions. The Bridge2 Solutions acquisition costs include $10 million of expenses resulting from a Bakkt incentive award market condition estimation adjustment that was directly related to the March 2020 capital call to fund the acquisition of Bridge2 Solutions.
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
Technology and communications expense also includes fees paid for access to external market data, licensing and other fee agreement expenses. Technology and communications expenses may be impacted by growth in electronic contract volume, our capacity requirements, changes in the number of telecommunications hubs and connections with customers to access our electronic platforms directly. Beginning in the second quarter of 2019, we have reflected amounts owed under certain third-party revenue share arrangements as technology and communication operating expenses rather than as had been previously recorded net within transaction and clearing revenues, which resulted in an increase in technology and communications expense of $14 million in 2020 from 2019.
Technology and communications expenses also increased by $21 million in 2020 from 2019, due to increased third-party revenue share fees. In addition, technology and communications expenses increased by $43 million in 2020 from 2019 due to our acquisitions of Ellie Mae and Bridge2 Solutions in 2020 and Simplifile in 2019, partially offset by lower data services costs.
Rent and Occupancy Expenses
Rent and occupancy expense relates to leased and owned property and includes rent, maintenance, real estate taxes, utilities and other related costs. We have significant operations located in and around Atlanta, New York, Pleasanton, London and Hyderabad with smaller offices located throughout the world. Rent and occupancy expenses increased in 2020 from 2019, primarily due to $6 million related to our acquisitions of Ellie Mae and Bridge2 Solutions, and $5 million combined costs for the early termination of our NYSE Chicago office lease and costs of our ICE India office. See Item 2 “- Properties” above for additional information regarding our leased and owned property.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include marketing, advertising, public relations, insurance, bank service charges, dues and subscriptions, travel and entertainment, non-income taxes and other general and administrative costs. Selling, general and administrative expenses increased in 2020 from 2019, primarily due to a $10 million charitable contribution in support of COVID-19 relief efforts, $8 million in accruals for a regulatory settlement, $6 million in increased costs related to our acquisition of Ellie Mae and increased marketing and bad debt expenses, partially offset by lower travel expenses due to COVID-19.
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
We recorded amortization expenses on intangible assets acquired as part of our acquisitions, as well as on other intangible assets, of $388 million and $311 million in 2020 and 2019, respectively. In addition, 2019 amortization expense included a $31 million impairment loss on exchange registration intangible assets on ICE Futures Singapore. Amortization expense increased in 2020 from 2019, primarily due to $104 million in amortization expenses recorded on the Ellie Mae intangible assets following our acquisition, partially offset by certain Interactive Data intangible assets that became fully amortized in the fourth quarter of 2019.
We recorded depreciation expenses on our fixed assets of $363 million and $320 million in 2020 and 2019, respectively. The increase in 2020 over 2019 was primarily due to depreciation resulting from increased software development and networking equipment and due to $8 million in additional expenses related to our September 2020 acquisition of Ellie Mae. In addition, our 2020 depreciation expense included a software impairment charge of $11 million related to a portion of customized software developed at Bakkt that is no longer useful.

Consolidated Non-Operating Income (Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following tables present our non-operating income (expenses) (dollars in millions):

	Year Ended December 31,			Year Ended December 31,
	2020	2019	Change	2019	2018	Change
Other income (expense):
Interest income	$10	$35	(71)%	$35	$22	55%
Interest expense	(357)	(285)	25	(285)	(244)	17
Other income (expense), net	80	58	38	58	159	(63)
Total other income (expense), net	$(267)	$(192)	39%	$(192)	$(63)	203%

Net income attributable to non-controlling interest	$(19)	$(27)	(27)%	$(27)	$(32)	(17)%
Interest Income
Interest income decreased in 2020 from 2019 primarily due to a decrease in short-term interest rates on various investments.
Interest Expense
Interest expense increased in 2020 from 2019 primarily due to the issuance of new senior notes in the May 2020 refinancing and in August 2020 related to the Ellie Mae acquisition. Our fixed rate senior notes outstanding increased by $7.6 billion in 2020 from 2019. In 2020, interest expense included a $14 million extinguishment payment incurred related to the June 2020 early redemption of senior notes with an original maturity of December 1, 2020 and $5 million in pre-acquisition interest expense related to the Ellie Mae transaction. See “- Debt” below.
Other income (expense), net
We have an equity method investment in the Options Clearing Corporation, or OCC, and we recognized $71 million and $62 million in equity income as other income related to this investment during 2020 and 2019, respectively. We own a 40% interest in the OCC, which is regulated by the SEC and the CFTC. Included within the amount recognized during 2019 is a positive earnings adjustment of $19 million to reflect higher reported OCC 2018 net income than originally estimated, due to the SEC's disapproval of the OCC capital plan that was established in 2015. Refer to Note 4 to our consolidated financial statements, included in this Annual Report for additional details on our OCC investment.
In connection with our equity investment in Euroclear, we recognized dividend income of $19 million in 2019, which is included in other income. As a result of a 2020 European regulation limiting dividend payments, we did not receive a Euroclear dividend in 2020. In addition, in November 2020, we became aware of an observable price change in an orderly transaction of a similar Euroclear investment by a third party. The transaction resulted in a fair value adjustment of our Euroclear investment, and we recorded a gain of $35 million in other income, which includes the impact of foreign currency exchange.
We historically held a 9% ownership interest in BIDS, a registered broker-dealer and the operator of the BIDS Alternative Trading System. In December 2020, we sold our investment in BIDS to Cboe and recorded a gain on the sale of $20 million, included in other income.
In 2020, we recorded an accrual for potential legal settlements of $30 million.
We incurred foreign currency transaction losses of $5 million in both 2020 and 2019. This was primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. Foreign currency transaction gains and losses are recorded in other income (expense), net, when the settlement of foreign currency assets, liabilities and payables occur in non-functional currencies and there is an increase or decrease in the period-end foreign currency exchange rates between periods. See Item 7A “- Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” included elsewhere in this Annual Report for more information on these items.
In 2019, we recorded promissory note impairment charges of $16 million on work performed by the original plan processor on the CAT, and in 2020, we recorded an additional $2 million. Due to delays and failures in implementation and functionality by the original plan processor, as well as recently-published proposals by the SEC for an amended timeline and implementation structure, we believe the risk that execution venues are not reimbursed has increased, resulting in this impairment.
In connection with our adoption of Accounting Standards Update, or ASU, 2017-07, Compensation Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, or ASU 2017-07, we are recognizing the other components of net benefit cost of our defined benefit plans in the income statement as non-operating income on a full retrospective basis. The combined net periodic expense of these plans was $6 million and $4 million in 2020 and 2019, respectively.
Non-controlling Interest
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests. As of December 31, 2020, our non-controlling interests include those related to the non-ICE limited partners' interest in our CDS clearing subsidiaries, non-controlling interest in ICE Futures Abu Dhabi and redeemable non-controlling interest of the non-ICE partners in Bakkt.
The non-ICE limited partners of our CDS clearing subsidiaries hold a 26.7% ownership interest as of December 31, 2020. During 2020 we received a contribution from a group of minority investors for a non-controlling interest in ICE Futures Abu Dhabi.
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
Consolidated Income Tax Provision
Consolidated income tax expense was $658 million and $521 million in 2020 and 2019, respectively. The change in consolidated income tax expense between years is primarily due to the tax impact of changes in our pre-tax income and the changes in our effective tax rate. Our effective tax rate was 24% and 21% in 2020 and 2019, respectively.
The effective tax rate for 2020 is higher than the effective tax rate for 2019 primarily due to U.K. tax law changes enacted in July 2020, partially offset by favorable state apportionment changes as a result of our acquisition of Ellie Mae, as well as favorable changes in certain international tax provisions as part of the TCJA in 2019.
In 2015 and 2016, the U.K. enacted corporate income tax rate reductions from 19% to 17% to be effective prospectively on April 1, 2020 and we recorded associated deferred tax benefits in those years. In July 2020, the U.K. enacted a reinstatement of the U.K. corporate income tax rate back to 19%, effective April 1, 2020. As a result, we revalued our U.K. deferred tax assets and liabilities back to the rate of 19%, and recorded a $65 million deferred tax expense during 2020.
On March 27, 2020, the CARES Act was enacted and certain income tax related relief was provided under the CARES Act. There was no material impact of the CARES Act on our income tax provision for 2020.
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

	Three Months Ended,
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenues:
Energy futures and options	$262	$229	$276	$353	$243	$265	$255	$229
Agricultural and metals futures and options	48	54	59	84	57	60	72	62
Financial futures and options	82	76	76	123	80	91	78	83
Cash equities and equity options	651	593	672	669	442	401	410	390
OTC and other	77	73	75	71	60	59	57	57
Data and connectivity services	201	201	195	193	190	185	190	187
Listings	112	111	111	112	113	114	111	111
Total exchanges revenues	1,433	1,337	1,464	1,605	1,185	1,175	1,173	1,119
Fixed income execution	14	15	20	21	19	19	21	24
CDS Clearing	42	47	47	72	48	57	49	60
Fixed income data and analytics	262	259	252	245	244	244	242	239
Other data and network services	132	129	127	126	125	124	121	120
Total fixed income and credit revenues	450	450	446	464	436	444	433	443
Origination technology	201	52	—	—	—	—	—	—
Network and closing solutions	77	42	22	17	17	16	3	—
Data and analytics	17	5	—	—	—	—	—	—
Registrations and other	55	44	34	29	29	28	25	21
Total mortgage technology revenues	350	143	56	46	46	44	28	21
Total revenues	2,233	1,930	1,966	2,115	1,667	1,663	1,634	1,583
Transaction-based expenses	562	519	571	556	369	327	336	313
Total revenues, less transaction-based expenses	1,671	1,411	1,395	1,559	1,298	1,336	1,298	1,270
Compensation and benefits	339	298	273	278	274	261	259	248
Professional services	44	37	34	29	28	35	29	33
Acquisition-related transaction and integration costs	15	76	2	12	1	—	1	—
Technology and communication	161	131	126	131	123	126	113	107
Rent and occupancy	22	19	19	21	16	17	18	17
Selling, general and administrative	53	43	40	49	45	33	41	42
Depreciation and amortization	257	180	157	157	189	158	157	158
Total operating expenses	891	784	651	677	676	630	618	605
Operating income	780	627	744	882	622	706	680	665
Other income (expense), net	(106)	(44)	(71)	(46)	(35)	(66)	(52)	(39)
Income tax expense	146	189	145	178	134	103	150	134
Net income	$528	$394	$528	$658	$453	$537	$478	$492
Net income attributable to non-controlling interest	(2)	(4)	(5)	(8)	(5)	(8)	(6)	(8)
Net income attributable to Intercontinental Exchange, Inc.	$526	$390	$523	$650	$448	$529	$472	$484

Liquidity and Capital Resources
Below are charts that reflect our outstanding debt and capital allocation. The acquisition and integration costs in the chart below includes cash paid for acquisitions, net of cash received for divestitures, cash paid for equity investments, cash paid for non-controlling interest and redeemable non-controlling interest, and acquisition-related transaction and integration costs, in each year.
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
For a discussion of the COVID-19 pandemic and how the pandemic may impact our business, results of operations or financial condition in the future, including our liquidity and capital resources, see “– Recent Developments" and “– Risk Factors" in Part 1, Item 1(A), above.
See “- Recent Developments” above for a discussion of the acquisitions that we made during 2020. These acquisitions were funded from borrowing under our Commercial Paper Program and term loan, the net proceeds from the issuance of the August 2020 Notes and cash flows from operations, as well as approximately $1.9 billion, or approximately 18.4 million shares of our common stock, based on our stock price, for the Ellie Mae acquisition.
See “- Cash Flow” below for a discussion of our capital expenditures and capitalized software development costs.
Consolidated cash and cash equivalents were $583 million and $841 million as of December 31, 2020 and 2019, respectively. We had $1.4 billion and $1.3 billion in short-term and long-term restricted cash and cash equivalents as of December 31, 2020 and 2019, respectively.
As of December 31, 2020, the amount of unrestricted cash held by our non-U.S. subsidiaries was $292 million. Due to U.S. tax reform, the majority of our foreign earnings since January 1, 2018 have been subject to immediate U.S. income taxation, and the existing non-U.S. unrestricted cash balance can be distributed to the U.S. in the future with no material additional income tax consequences.
Our cash and cash equivalents and financial investments are managed as a global treasury portfolio of non-speculative financial instruments that are readily convertible into cash, such as overnight deposits, term deposits, money market funds, mutual funds for treasury investments, short duration fixed income investments and other money market instruments, thus ensuring high liquidity of financial assets. We may invest a portion of our cash in excess of short-term operating needs in investment-grade marketable debt securities, including government or government-sponsored agencies and corporate debt securities. As of December 31, 2020, we held $27 million of unrestricted cash that was set aside for legal, regulatory and surveillance operations at NYSE.
Cash Flow
The following table presents the major components of net changes in cash, cash equivalents, and restricted cash and cash equivalents (in millions):

	Year Ended December 31,
	2020	2019	2018
Net cash provided by (used in):
Operating activities	$2,881	$2,659	$2,533
Investing activities	(9,830)	(594)	(1,755)
Financing activities	6,744	(1,753)	(463)
Effect of exchange rate changes	8	4	(11)
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	$(197)	$316	$304
Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain items, including depreciation and amortization, deferred taxes, stock based compensation, investment gains and losses and the effects of changes in working capital.
The $222 million increase in net cash provided by operating activities in 2020 and 2019 was driven by a $148 million increase in net income and the non-cash impact of deferred taxes of $125 million, partially offset by the timing of NYSE collections on increased billings of $119 million and higher income taxes paid as a result of the U.K. government accelerating its required income tax installment payments in 2020. The remaining change is due to fluctuations in our working capital and the timing of various payments such as transaction-related expenses.
Investing Activities
Consolidated net cash used in investing activities in 2020 and 2019 relates to cash paid for acquisitions, net of cash acquired, a return of capital related to our investment in OCC, proceeds from investments related to MERS and changes in capital expenditures and capitalized software development costs.

We paid cash for acquisitions, net of the cash of the companies acquired, of $9.4 billion and $352 million in 2020 and 2019, respectively, primarily relating to the Ellie Mae acquisition in 2020 and the Simplifile acquisition in 2019.
In 2019, we had a $60 million return of capital related to our equity method investment in the OCC and $41 million proceeds from investments related to MERS. Refer to Note 4 to our consolidated financial statements, included in this Annual Report for additional details on these investments.
We had capital expenditures of $207 million and $153 million in 2020 and 2019, respectively, and we had capitalized software development costs of $203 million and $152 million in 2020 and 2019, respectively. The capital expenditures primarily relate to hardware and software purchases to continue the development and expansion of our electronic platforms, data services and clearing houses and leasehold improvements. The software development expenditures primarily relate to the development and expansion of our electronic platforms, data services, mortgage services and clearing houses.
Financing Activities
Consolidated net cash provided by financing activities in 2020 primarily relates to $9.6 billion in net proceeds from the issuance of the May 2020 Notes and the August 2020 Notes, borrowings under a term loan facility and $1.1 billion in net issuances under our Commercial Paper Program. Cash provided by financing activities was partially offset by repayments of our $1.25 billion December 2020 Senior Notes, and the early payoff of the term loan mentioned above, $1.2 billion in repurchases of common stock, $669 million in dividend payments to our stockholders and $74 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises.
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
Debt
As of December 31, 2020, we had $16.5 billion in outstanding debt, consisting of $12.9 billion of fixed rate senior notes, $1.2 billion of floating rate senior notes, $2.4 billion under our U.S. dollar commercial paper program, or the Commercial Paper Program and $6 million under a line of credit at our ICE India subsidiary. The commercial paper notes had original maturities ranging from four to 266 days as of December 31, 2020, with a weighted average interest rate of 0.40% per annum, and a weighted average remaining maturity of 82 days. Commercial paper notes of $1.3 billion with original maturities ranging from two to 87 days were outstanding as of December 31, 2019, with a weighted average interest rate of 1.84% per annum, and a weighted average remaining maturity of 22 days. Our current fixed rate debt principal of $13.1 billion has a weighted average maturity of 16 years and a weighted average cost of 3.0% per annum.
We have a $3.7 billion senior unsecured revolving credit facility, or the Credit Facility, pursuant to a credit agreement with Wells Fargo Bank, N.A., as primary administrative agent, issuing lender and swing-line lender, Bank of America, N.A., as syndication agent, backup administrative agent and swing-line lender, and the lenders party thereto. As of December 31, 2020, of the $3.7 billion that is currently available for borrowing under the Credit Facility, $2.4 billion is required to back-stop the amount outstanding under our Commercial Paper Program and $171 million is required to support certain broker-dealer and other subsidiary commitments. The amount required to backstop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $1.1 billion is available for working capital and general corporate purposes, including, but not limited to, acting as a back-stop to future increases in the amounts outstanding under the Commercial Paper Program.
On August 21, 2020, we entered into a $750 million 18-month senior unsecured delayed draw term loan facility with a maturity date of February 21, 2022. We borrowed in full under the facility on September 3, 2020 and the proceeds were used to fund a portion of the purchase price for the Ellie Mae acquisition. We had the option to prepay the facility in whole or in part at any time, and paid off the full balance of the loan on December 16, 2020. Interest on borrowings under this term loan facility were based on the principal amount outstanding at LIBOR plus an applicable margin, which was equal to 1.125%.
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
Our Commercial Paper Program enables us to borrow efficiently at reasonable short-term interest rates and provides us with the flexibility to de-lever using our strong annual cash flows from operating activities whenever our leverage becomes elevated as a result of investment or acquisition activities. We had net issuances of $1.1 billion under our Commercial Paper Program during 2020.
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
Capital Return
In December 2019, our Board approved an aggregate of $2.4 billion for future repurchases of our common stock with no fixed expiration date that became effective January 1, 2020. The $2.4 billion replaced the previous amount approved by the Board.
During 2020, we repurchased 13.6 million shares of our outstanding common stock at a cost of $1.2 billion, including 10.4 million shares at a cost of $948 million under our Rule 10b5-1 trading plan and 3.2 million shares at a cost of $299 million on the open market. In 2019, we repurchased 17.4 million shares of our outstanding common stock at a cost of $1.5 billion, including 16.1 million shares at a cost of $1.4 billion under our Rule 10b5-1 trading plan and 1.3 million shares at a cost of $100 million on the open market. Shares repurchased are held in treasury stock.
We discontinued stock repurchases and terminated our Rule 10b5-1 trading plan in August 2020 in connection with our Ellie Mae acquisition. The remaining balance of Board approved funds for future repurchase is $1.2 billion. The approval of our Board for the share repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our Board may increase or decrease the amount available for repurchases from time to time.
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
During 2020, we paid cash dividends of $1.20 per share of our common stock in the aggregate, including quarterly dividends of $0.30 per share, for an aggregate payout of $669 million, which includes the payment of dividend equivalents on unvested employee restricted stock units. Refer to Note 12 to our consolidated financial statements included in this Annual Report, for details on the amounts of our quarterly dividend payouts for the last three years.
Future Capital Requirements
Our future capital requirements will depend on many factors, including the rate of growth across our segments, strategic plans and acquisitions, available sources for financing activities, required and discretionary technology and clearing initiatives, regulatory requirements, the timing and introduction of new products and enhancements to existing products, the geographic mix of our business and potential stock repurchases.
We currently expect to incur capital expenditures (including operational and real estate capital expenditures) and to incur software development costs that are eligible for capitalization ranging in the aggregate between $400 million and

$430 million in 2021, which we believe will support the enhancement of our technology, business integration and the continued growth of our businesses.

In December 2019, our Board approved an aggregate of $2.4 billion for future repurchases of our common stock with no fixed expiration date that became effective on January 1, 2020. As of December 31, 2020, we had $1.2 billion authorized for future repurchases of our common stock. Refer to Note 12 to our consolidated financial statements included in this Annual Report for additional details on our stock repurchase program.
Our Board has adopted a quarterly dividend policy providing that dividends will be approved quarterly by the Board or the Audit Committee taking into account factors such as our evolving business model, prevailing business conditions, our current and future planned strategic growth initiatives and our financial results and capital requirements, without a predetermined net income payout ratio. For the first quarter of 2021, we announced a $0.33 per share dividend payable on March 31, 2021 to stockholders of record as of March 17, 2021.
Other than the facilities for the ICE Clearing Houses, our Credit Facility and our Commercial Paper Program are currently the only significant agreements or arrangements that we have for liquidity and capital resources with third parties. See Notes 10 and 14 to our consolidated financial statements for further discussion. In the event of any strategic acquisitions, mergers or investments, or if we are required to raise capital for any reason or desire to return capital to our stockholders, we may incur additional debt, issue additional equity to raise necessary funds, repurchase additional shares of our common stock or pay a dividend. However, we cannot provide assurance that such financing or transactions will be available or successful, or that the terms of such financing or transactions will be favorable to us. See “-Risk Factors" and Note 10 to our consolidated financial statements, included in this Annual Report.
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

	Exchanges Segment			Fixed Income and Data Services Segment			Mortgage Technology Segment			Consolidated
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Total revenues, less transaction-based expenses	$3,631	$3,307	$3,276	$1,810	$1,756	$1,681	$595	$139	$22	$6,036	$5,202	$4,979
Operating expenses	1,242	1,140	1,114	1,318	1,317	1,265	443	72	17	3,003	2,529	2,396
Less: Amortization of acquisition-related intangibles	74	68	71	191	225	213	123	16	3	388	309	287
Less: Transaction and integration costs and acquisition-related success fees	12	—	—	—	—	30	89	—	—	101	—	30
Less: Impairment of developed software	11	—	—	—	—	—	—	—	—	11	—	—
Less: Impairment of exchange registration intangible assets on ICE Futures Singapore	—	31	—	—	—	—	—	—	—	—	31	—
Less: Accruals relating to a regulatory settlement	—	—	—	8	—	—	—	—	—	8	—	—
Less: Impairment of exchange registration intangible assets on closure of ICE Futures Canada and ICE Clear Canada	—	—	4	—	—	—	—	—	—	—	—	4
Less: Employee severance costs related to ICE Futures Canada and ICE Clear Canada operations	—	—	4	—	—	—	—	—	—	—	—	4
Adjusted operating expenses	$1,145	$1,041	$1,035	$1,119	$1,092	$1,022	$231	$56	$14	$2,495	$2,189	$2,071
Operating income	$2,389	$2,167	$2,162	$492	$439	$416	$152	$67	$5	$3,033	$2,673	$2,583
Adjusted operating income	$2,486	$2,266	$2,241	$691	$664	$659	$364	$83	$8	$3,541	$3,013	$2,908
Operating margin	66%	66%	66%	27%	25%	25%	25%	48%	20%	50%	51%	52%
Adjusted operating margin	68%	69%	68%	38%	38%	39%	61%	59%	34%	59%	58%	58%

Net income attributable to ICE common stockholders										$2,089	$1,933	$1,988
Add: Amortization of acquisition-related intangibles										388	309	287
Add: Transaction and integration costs and acquisition-related success fees										101	—	30
Less: Gain on equity investments										(55)	—	—
Add: Extinguishment of 2020 Senior Notes										14	—	—
Add: Pre-acquisition interest expense on debt issued for Ellie Mae acquisition										5	—	—
Add: Impairment of developed software										11	—	—
Add: Impairment of CAT promissory notes										2	16	—
Add: Impairment of exchange registration intangible assets on ICE Futures Singapore										—	31	—
Less: Gain on acquisition of MERS										—	—	(110)
Add: Accrual for potential legal settlements										30	—	—
Add: Accruals relating to a regulatory settlement										8	—	—
Add: Impairment of exchange registration intangible assets on closure of ICE Futures Canada and ICE Clear Canada										—	—	4
Add: Employee severance costs related to ICE Futures Canada and ICE Clear Canada operations										—	—	4
Add: Adjustment to gain on divestiture of Trayport, net										—	—	1
Less: Income tax effect for the above items										(129)	(90)	(98)
Less: Deferred tax adjustments from U.S. tax rate reduction										—	—	(11)
Add/(Less): Deferred tax adjustments on acquisition-related intangibles										36	(8)	(5)
Add/(Less): Other tax adjustments										—	3	(13)
Adjusted net income attributable to ICE common stockholders										$2,500	$2,194	$2,077

Basic earnings per share attributable to ICE common stockholders										$3.79	$3.44	$3.46
Diluted earnings per share attributable to ICE common stockholders										$3.77	$3.42	$3.43

Adjusted basic earnings per share attributable to ICE common stockholders										$4.53	$3.91	$3.61
Adjusted diluted earnings per share attributable to ICE common stockholders										$4.51	$3.88	$3.59

Basic weighted average common shares outstanding										552	561	575
Diluted weighted average common shares outstanding										555	565	579
Amortization of acquisition-related intangibles are included in non-GAAP adjustments as excluding these non-cash expenses provides greater clarity regarding our financial strength and stability of cash operating results.
Acquisition-related transaction costs are included as part of our core business expenses, except for those that are directly related to the announcement, closing, financing or termination of a transaction. However, we adjust for the acquisition-related transaction and integration costs relating to acquisitions such as Ellie Mae and Interactive Data given the magnitude of the $11.4 billion and $5.6 billion purchase prices, respectively, of these acquisitions. We also adjust for the acquisition-related transaction costs related to the expected merger between Bakkt and VIH due to the significance of the transaction. The integration of Interactive Data was completed by June 2018. In 2020, we also included a $10 million adjustment for Bridge2 Solutions acquisition costs resulting from a Bakkt incentive award market condition estimation adjustment as an acquisition-related success fee. This adjustment was directly related to the March 2020 capital call to fund the acquisition of Bridge2 Solutions and we believe is therefore appropriate since we exclude costs directly related to financing a transaction.
The extinguishment payment on the 2020 Senior Notes is included as a non-GAAP adjustment as it relates to the June 2020 early redemption of senior notes with an original maturity of December 1, 2020 as a result of our new senior notes offering in May 2020. These costs include both a make-whole redemption payment and duplicative interest and are not considered part of our normal operations. We also adjust for pre-acquisition interest expense on the August 2020 debt issued to fund a portion of the purchase price of our Ellie Mae acquisition as we do not consider this to be reflective of our normal operations.
We include the 2019 impairment of exchange registration intangible assets on ICE Futures Singapore as a non-GAAP adjustment. This impairment is not based on our core business operations, but rather was a result of the estimated fair value of an acquired intangible asset falling below its carrying value. See Note 8 to our consolidated financial statements, included in this Annual Report.
We include the 2020 and 2019 promissory note impairment charges on work performed by the original plan processor on the CAT as non-GAAP adjustments. These are included as non-GAAP adjustments as these are not considered a part of our core business operations. See additional discussion on the CAT, above, in Item 1(A) "-Risk Factors" in this Annual Report.
In addition, we also include the following items as non-GAAP adjustments, as each of these are not considered a part of our core business operations:
•2020: Impairment of software developed at our Bakkt subsidiary since it relates to the build-out of a fundamental software design vs. a recurring upgrade;
•2020: accrual for potential legal settlements;
•2020: accruals relating to a regulatory settlement;
•2020: the $35 million gain on the fair value adjustment of our Euroclear equity investment and the $20 million gain on the sale of our BIDS equity investment;
•2018: the gain recognized on our initial majority investment in MERS in connection with our acquisition of 100% of the remaining MERS interests;
•2018: the impairment loss on exchange registration intangible assets and employee severance costs related to the closure of ICE Futures Canada and ICE Clear Canada; and
•2018: a subsequent adjustment to reduce the gain on the divestiture of Trayport.
The tax items in non-GAAP adjustments are either the tax impacts of the pre-tax non-GAAP adjustments or tax items as described below that are not in the normal course of business and are not indicative of our core business performance. The following tax-related items are included as non-GAAP adjustments:
•Deferred tax adjustments on acquisition-related intangibles, including the impact of U.K. and U.S. state tax law changes and apportionment updates, as well as foreign tax law changes which resulted in deferred tax expense/(benefit) of $36 million, ($8 million) and ($5 million) in 2020, 2019 and 2018, respectively;
•Deferred tax benefits of $11 million in 2018 resulting from changes in estimates as a result of the enactment of the TCJA which reduced the corporate income tax rate from 35% to 21%; and
•Other tax adjustments of $3 million in 2019 for audit settlement payments primarily related to pre-acquisition tax matters in connection with our acquisition of NYSE in 2013; and other tax adjustments in 2018 including a $17 million tax benefit on the sale of Trayport, partially offset by an audit settlement for a pre-acquisition period in connection with our acquisition of NYSE in 2013.
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
Contractual Obligations and Commercial Commitments
The following presents our contractual obligations (which we intend to fund from existing cash as well as cash flow from operations) and commercial commitments as of December 31, 2020 (in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Short-term and long-term debt and interest	$23,084	$2,799	$4,696	$1,866	$13,723
Operating lease obligations	426	79	152	112	83
Purchase obligations	244	152	88	4	—
Total contractual cash obligations	$23,754	$3,030	$4,936	$1,982	$13,806
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
We have excluded from the contractual obligations and commercial commitments listed above $84.1 billion in cash margin deposits, guaranty funds and delivery contracts payable. Clearing members of our clearing houses are required to deposit original margin and variation margin and to make deposits to a guaranty fund. The cash deposits made to these margin accounts and to the guaranty fund are recorded in the consolidated balance sheet as current assets with corresponding current liabilities to the clearing members that deposited them. ICE NGX administers the physical delivery of energy trading contracts. It has an equal and offsetting claim to and from its respective participants on opposite sides of the physically-settled contract, each of which is reflected as a delivery contract receivable with an offsetting delivery contract payable. See Note 14 to our consolidated financial statements included in this Annual Report for additional information on our clearing houses and the margin deposits, guaranty funds and delivery contracts payable.
We have also excluded unrecognized tax benefits, or UTBs. As of December 31, 2020, our cumulative UTBs were $188 million, and interest and penalties related to UTBs were $39 million. We are under examination by various tax authorities. We are unable to make a reasonable estimate of the periods of cash settlement because it is not possible to reasonably predict the amount of tax, interest and penalties, if any, that might be assessed by a tax authority or the timing of an assessment or payment. It is also not possible to reasonably predict whether or not the applicable statutes of limitations might expire without us being examined by any particular tax authority. See Note 13 to our consolidated financial statements for additional information on our UTBs.
As of December 31, 2020, we, through NYSE, have net obligations of $130 million related to our pension and other benefit programs. The date of payment under these net obligations cannot be determined and have been excluded from the table above. See Note 16 to our consolidated financial statements for additional information on our pension and other benefit programs.
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
Goodwill and Other Identifiable Intangible Assets
Assets acquired and liabilities assumed in connection with our acquisitions are recorded at their estimated fair values. Goodwill represents the excess of the purchase price of an acquired company over the fair value of its identifiable net assets, including identified intangible assets. We recognize specifically identifiable intangibles, such as customer relationships, trademarks, technology, trading products, data, exchange registrations, backlog, trade names and licenses when a specific right or contract is acquired. Our determination of the fair value of the intangible assets and whether or not these assets may be impaired following their acquisition requires us to apply significant judgments and make significant estimates and assumptions regarding future cash flows. If we change our strategy or if market conditions shift, our judgments and estimates may change, which may result in adjustments to recorded asset balances. Intangible assets with finite useful lives are amortized over their estimated useful lives whereas goodwill and intangible assets with indefinite useful lives are not.
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
Our goodwill and other indefinite-lived intangible assets are evaluated for impairment annually in our fiscal fourth quarter or more frequently if conditions exist that indicate that the value may be impaired. We test our goodwill for impairment at the reporting unit level, and we have identified four reporting units, which have been updated in 2020 to reflect our new segment presentation. Our reporting units identified for our goodwill testing are the NYSE, Other Exchanges, Fixed Income and Data Services, and Mortgage Technology reporting units. These impairment evaluations are performed by comparing the carrying value of the goodwill or other indefinite-lived intangibles to its estimated fair value.
In accordance with our adoption of Accounting Standards Update 2017-04, Simplifying the Test for Goodwill Impairment, or ASU-2017, for both goodwill and indefinite-lived intangible impairment testing, we have the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-

lived intangible asset is less than its carrying amount. If the fair value of the goodwill or indefinite-lived intangible asset is less than its carrying value, an impairment loss is recognized in earnings in an amount equal to the difference. Alternatively, we may choose to bypass the qualitative option and perform quantitative testing to determine if the fair value is less than the carrying value. For our goodwill impairment testing, we have elected to bypass the qualitative assessment and apply the quantitative approach. For our testing of indefinite-lived intangible assets, we apply qualitative and quantitative approaches.
Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We have historically determined the fair value of our reporting units based on various valuation techniques, including discounted cash flow analysis and a multiple of earnings approach. In assessing whether goodwill and other intangible assets are impaired, we must make estimates and assumptions regarding future cash flows, long-term growth rates of our business, operating margins, discount rates, weighted average cost of capital and other factors to determine the fair value of our assets. These estimates and assumptions require management’s judgment, and changes to these estimates and assumptions, as a result of changing economic and competitive conditions, could materially affect the determination of fair value and/or impairment. During 2019, we recorded an impairment charge of $31 million on the remaining value of exchange registration intangible assets on ICE Futures Singapore as a result of a decrease in fair value determined during our annual impairment testing. We did not record any impairments in 2020 as a result of our goodwill or indefinite-lived impairment testing.
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
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term restricted cash and cash equivalents, short-term and long-term investments and indebtedness. As of December 31, 2020 and 2019, our cash and cash equivalents, short-term and long-term restricted cash and cash equivalents and short-term and long-term investments were $2.0 billion and $2.2 billion, respectively, of which $245 million and $282 million, respectively, were denominated in pounds sterling, euros or Canadian dollars, and the remaining amounts are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical 50% decrease in short-term interest rates would decrease annual pre-tax earnings by $5 million as of December 31, 2020, assuming no change in the amount or composition of our cash and cash equivalents and short-term and long-term restricted cash and cash equivalents.
As of December 31, 2020, we had $16.5 billion in outstanding debt, of which $12.9 billion relates to our fixed rate senior notes. The remaining amount outstanding of $3.6 billion relates to $2.4 billion outstanding under our Commercial Paper Program and $1.2 billion of floating rate senior notes, each of which bear interest at fluctuating rates, and $6 million under a line of credit at our ICE India subsidiary. A hypothetical 100 basis point increase in short-term interest rates relating to the amounts of floating rate debt outstanding as of December 31, 2020 would decrease annual pre-tax earnings by $36 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity. See Note 10 to our consolidated financial statements included in this Annual Report.
The interest rates on our Commercial Paper Program are currently evaluated based upon current maturities and market conditions. The weighted average interest rate on our Commercial Paper Program decreased from 1.84% as of December 31, 2019 to 0.40% as of December 31, 2020. The decrease in the Commercial Paper Program weighted average interest rate was primarily due to the decision by the U.S. Federal Reserve to decrease the federal funds short-term interest rate by 150 basis points in March 2020 due to the impact of COVID-19 on financial markets, which impacted the liquidity and pricing volatility for all commercial paper issuances. The effective interest rate of commercial paper issuances will continue to fluctuate based on the movement in short-term interest rates along with shifts in supply and demand within the commercial paper market.
Foreign Currency Exchange Rate Risk
As an international business, we are subject to foreign currency exchange rate risk. We may experience gains or losses from foreign currency transactions in the future given that a significant part of our assets and liabilities are recorded in pounds sterling, Canadian dollars or euros, and a significant portion of our revenues and expenses are recorded in pounds sterling or euros. Certain assets, liabilities, revenues and expenses of foreign subsidiaries are denominated in the local functional currency of such subsidiaries. Our exposure to foreign denominated earnings in 2020 and 2019 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Pound Sterling	Euro	Pound Sterling	Euro
Average exchange rate to the U.S. dollar in the current year	$1.2832	$1.1412	$1.2769	$1.1195
Average exchange rate to the U.S. dollar in the prior year	$1.2769	$1.1195	$1.3356	$1.1813
Average exchange rate increase (decrease)	—%	2%	(4)%	(5)%
Foreign denominated percentage of:
Revenues, less transaction-based expenses	7%	6%	8%	5%
Operating expenses	9%	2%	10%	2%
Operating income	6%	9%	7%	8%
Impact of the currency fluctuations (1) on:
Revenues, less transaction-based expenses	$1	$6	$(19)	$(15)
Operating expenses	$1	$1	$(11)	$(3)
Operating income	$—	$5	$(8)	$(12)

(1)    Represents the impact of currency fluctuation for the year compared to the same period in the prior year.
We have a significant part of our assets, liabilities, revenues and expenses recorded in pounds sterling or euros. In both 2020 and 2019, 13% of our consolidated revenues, less transaction-based expenses, were denominated in pounds sterling or euros, and in 2020 and 2019, 11% and 12%, respectively, of our consolidated operating expenses were denominated in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.
Foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables occurs through our operations, which are received in or paid in pounds sterling, Canadian dollars, or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We incurred foreign currency transaction losses of $5 million in both 2020 and 2019 inclusive of the impact of foreign currency hedging transactions. The foreign currency transaction gains/(losses) were primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. A 10% adverse change in the underlying foreign currency exchange rates as of December 31, 2020, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity, would result in a foreign currency loss of $15 million.
We entered into foreign currency hedging transactions during 2020 and 2019 as economic hedges to help mitigate a portion of our foreign exchange risk exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. Although we may enter into additional hedging transactions in the future, these hedging arrangements may not be effective, particularly in the event of imprecise forecasts of the levels of our non-U.S. denominated assets and liabilities.
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

	As of December 31, 2020
	Position in pounds sterling	Position in Canadian dollars		Position in euros
Assets	£761	C$	1,359	€147
of which goodwill represents	589	403		92
Liabilities	86	960		46
Net currency position	£675	C$	399	€101
Net currency position, in $USD	$922		$313	$123
Negative impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$92		$31	$12

Foreign currency translation adjustments are included as a component of accumulated other comprehensive income/(loss) within our balance sheet. See the table below for the portion of equity attributable to foreign currency translation adjustments as well as the activity by year included within our statement of other comprehensive income. The impact of the foreign currency exchange rate differences in the table below were primarily driven by fluctuations of the pound sterling as compared to the U.S. dollar which were 1.3665, 1.3260 and 1.2756 as of December 31, 2020, 2019, and 2018, respectively.

Changes in Accumulated Other Comprehensive Income/ (Loss) from Foreign Currency Translation Adjustments (in millions)
Balance, as of January 1, 2018	$(136)
Net current period other comprehensive income/(loss)	(91)
Balance, as of December 31, 2018	(227)
Net current period other comprehensive income/(loss)	50
Balance, as of December 31, 2019	(177)
Net current period other comprehensive income/(loss)	43
Balance, as of December 31, 2020	$(134)

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
Clearing House Cash Deposit Risks
The ICE Clearing Houses hold material amounts of clearing member cash and cash equivalent deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. Refer to Note 14 to our consolidated financial statements for more information on the ICE Clearing Houses' cash and cash equivalent deposits, which were $84.1 billion as of December 31, 2020. While we seek to achieve a reasonable rate of return which may generate interest income for our clearing members, we are primarily concerned with preservation of capital and managing the risks associated with these deposits. As the ICE Clearing Houses may pass on interest revenues (minus costs) to the clearing members, this could include negative or reduced yield due to market conditions. The following is a summary of the risks associated with these deposits and how these risks are mitigated:
•Credit Risk: When a clearing house has the ability to hold cash collateral at a central bank, the clearing house utilizes its access to the central bank system to minimize credit risk exposures. Credit risk is managed by using exposure limits depending on the credit profile of the counterparty as well as the nature and maturity of transactions. Our investment objective is to invest in securities that preserve principal while maximizing yields, without significantly increasing risk. We seek to substantially mitigate the credit risk associated with investments by placing them with governments, well-capitalized financial institutions and other creditworthy counterparties.
An ongoing review is performed to evaluate changes in the financial status of counterparties. In addition to the intrinsic creditworthiness of counterparties, our policies require diversification of counterparties (banks, financial institutions, bond issuers and funds) so as to avoid a concentration of risk.
•Liquidity Risk: Liquidity risk is the risk a clearing house may not be able to meet its payment obligations in the right currency, in the right place and at the right time. To mitigate this risk, the clearing houses monitor liquidity requirements closely and maintain funds and assets in a manner which minimizes the risk of loss or delay in the access by the clearing house to such funds and assets. For example, holding funds with a central bank where possible or making only short term investments such as overnight reverse repurchase agreements serves to reduce liquidity risks.
•Interest Rate Risk: Interest rate risk is the risk that interest rates rise and cause the value of securities we hold or invest in to decline. If we were required to sell securities prior to maturity, and interest rates had risen, the sale might be made at a loss relative to the carrying value. Our clearing houses seek to manage this risk by making short term investments. For example, where possible and in accordance with regulatory requirements, the clearing houses invest cash pursuant to overnight reverse repurchase agreements or term reverse repurchase agreements with short dated maturities. In addition, the clearing house investment guidelines allow for direct purchases of high quality sovereign debt (for example, U.S. Treasury securities) and supranational debt instruments (Euro cash deposits only) with short dated maturities.
•Security Issuer Risk: Security issuer risk is the risk that an issuer of a security defaults on the payment when the security matures or debt is serviced. This risk is mitigated by limiting allowable investments under the reverse repurchase agreements to high quality sovereign or government agency debt and limiting any direct investments to high quality sovereign debt instruments.
•Investment Counterparty Risk: Investment counterparty risk is the risk that a reverse repurchase agreement counterparty might become insolvent and, thus, fail to meet its obligations to our clearing houses. We mitigate this risk by only engaging in transactions with high credit quality counterparties and by limiting the acceptable collateral to securities of high quality issuers. When engaging in reverse repurchase agreements, our clearing houses take delivery of the securities underlying the reverse repurchase arrangement in custody accounts under clearing house control. Additionally, the securities purchased subject to reverse repurchase have a market value greater than the reverse repurchase amount. The typical haircut for high quality sovereign debt is 2% of the reverse repurchase amount which provides additional excess collateral. Thus, in the event that a reverse repurchase counterparty defaults on its obligation to repurchase the underlying reverse repurchase securities, our clearing house will have possession of a security with a value potentially greater than the counterparty’s obligation.
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
•Cross-Currency Margin Deposit Risk: Each of the ICE Clearing Houses may permit posting of cross-currency collateral to satisfy margin requirements (for example, accepting margin deposits denominated in U.S. dollars to secure a Euro margin obligation). The ICE Clearing Houses mitigate the risk of a currency value exposure by applying a “haircut” to the currency posted as margin at a level viewed as sufficient to provide financial protection during periods of currency volatility. Cross-currency balances are marked-to-market on a daily basis. Should the currency posted to satisfy margin requirements decline in value, the clearing member is required to increase its margin deposit on a same-day basis.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 framework). Based on our assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2020.
Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls over the operations of Ellie Mae, Inc., or Ellie Mae, which is included in our 2020 consolidated financial statements and constituted $314 million and $66 million of our total and net assets, respectively, as of December 31, 2020, and $351 million and $148 million of revenues, less transaction-based expenses and net income, respectively, for the year then ended.
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

/s/ Jeffrey C. Sprecher	/s/ Scott A. Hill
Jeffrey C. Sprecher	Scott A. Hill
Chairman of the Board and	Chief Financial Officer
Chief Executive Officer

February 4, 2021	February 4, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Stockholders and the Board of Directors of Intercontinental Exchange, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Intercontinental Exchange, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Intercontinental Exchange, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
As indicated in the accompanying Report of Management on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls over the operations of Ellie Mae, Inc. (Ellie Mae), which is included in the 2020 consolidated financial statements of the Company and constituted $314 million and $66 million of total and net assets, respectively, as of December 31, 2020, and $351 million and $148 million of revenues, less transaction-based expenses and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Ellie Mae.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in equity and redeemable non-controlling interest, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes, and our report dated February 4, 2021 expressed an unqualified opinion thereon.
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
February 4, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS

To the Stockholders and the Board of Directors of Intercontinental Exchange, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Intercontinental Exchange, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in equity and redeemable non-controlling interest, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 4, 2021 expressed an unqualified opinion thereon.
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

Accounting for Acquisition of Ellie Mae

Description of the Matter As discussed in Note 3 to the consolidated financial statements, during 2020, the Company completed its acquisition of Ellie Mae, Inc. (Ellie Mae) for aggregate consideration of $11.4 billion. This transaction was accounted for as a business combination.

Auditing the Company's accounting for its acquisition of Ellie Mae was complex due to the significant estimation in the Company’s determination of fair value of identified intangible assets of $4.5 billion, which principally consisted of customer relationships, backlog, trademark/tradenames and developed technology (collectively referred to as the indentified intangibles). The significant estimation was primarily due to sensitivity of the fair value to underlying assumptions about future performance of the acquired business in the Company’s discounted cash flow models used to measure the identified intangibles. These significant assumptions included the revenue and expense growth rates that form the basis of the forecasted results and the discount rate.
How we Addressed the
Matter in Our Audit 00000 We tested the Company's controls that address the risk of material misstatement relating to the Company's accounting for the acquisition. For example, we tested controls over the estimation process supporting the recognition and measurement of the identified intangibles, which included testing controls over management’s review of assumptions used in its respective valuation models.

To test the estimated fair value of the identified intangibles, we performed audit procedures that included, among others, evaluating the valuation methodology and significant assumptions used by the Company's valuation specialist, and evaluating the completeness and accuracy of the underlying data supporting the estimated fair value. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimate, including testing the revenue and expense growth rates that form the basis of the forecasted results and the discount rate. For example, we compared these significant assumptions to current industry, market and economic trends, to assumptions used to value similar assets in other acquisitions, to the historical results of the acquired business, and to the Company’s budgets and forecasts, in addition to performing sensitivity analysis over these assumptions. We also evaluated the adequacy of the Company’s disclosures included in Note 3 in relation to these acquisition matters.

Accounting for Income Taxes

Description of the Matter 0As discussed in Note 13 to the consolidated financial statements, the Company operates in the United States and multiple international tax jurisdictions and is therefore subject to various tax treaty arrangements and where applicable, transfer pricing guidelines for intercompany transactions. Consolidated income tax expense, including the liability for unrecognized tax benefits, is an estimate based on management’s understanding and interpretation of current enacted tax laws and tax rates of each tax jurisdiction. For the year-ended December 31, 2020, the Company recognized consolidated income tax expense of $658 million, and as of December 31, 2020, the Company accrued liabilities of $188 million for unrecognized tax benefits.
Auditing the Company's accounting for consolidated income tax expense was complex because management’s calculation of consolidated income tax expense involves application and interpretation of complex tax laws. Further, the identification and measurement of unrecognized tax benefits requires significant management judgment and estimation. Each tax position may involve unique facts and circumstances to be evaluated, and there may be uncertainties around initial recognition and de-recognition of tax positions, including regulatory changes, litigation and examination activity.
How we Addressed the
Matter in Our Audit0000000We tested the Company’s controls that address the risks of material misstatement relating to the Company’s consolidated income tax expense. For example, we tested controls over management’s calculation of the federal, state and foreign components of income tax expense including management’s controls over the identification and ongoing review of its unrecognized tax benefits.

To test consolidated income tax expense, we performed audit procedures that included, among others, recalculation of consolidated income tax expense and agreeing the data used in the calculations to the Company’s underlying books and records. We involved our tax professionals to evaluate the application of tax law to management’s calculation methodologies and tax positions. This included assessing the Company’s correspondence with the relevant tax authorities and evaluating third-party advice obtained by the Company. We also evaluated assumptions the Company used to develop its tax positions and related unrecognized tax benefit amounts by jurisdiction. For example, we compared the estimated liabilities for unrecognized tax benefits to similar positions in prior periods and assessed management’s consideration of current tax controversy and litigation and trends in similar positions challenged by tax authorities. We assessed the historical accuracy of management’s estimates of its unrecognized tax benefits by comparing the estimates with the resolution of those positions. We also evaluated the adequacy of the Company’s disclosures included in Note 13 in relation to these tax matters.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Atlanta, Georgia
February 4, 2021

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)

	As of December 31,
	2020	2019
Assets:
Current assets:
Cash and cash equivalents	$583	$841
Short-term restricted cash and cash equivalents	1,000	943
Customer accounts receivable, net of allowance for doubtful accounts of $27 and $8, respectively	1,230	988
Margin deposits, guaranty funds and delivery contracts receivable	84,083	64,987
Prepaid expenses and other current assets	323	220
Total current assets	87,219	67,979
Property and equipment, net	1,713	1,536
Other non-current assets:
Goodwill	21,291	13,342
Other intangible assets, net	14,408	10,258
Long-term restricted cash and cash equivalents	408	404
Other non-current assets	1,161	974
Total other non-current assets	37,268	24,978
Total assets	$126,200	$94,493

Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$639	$505
Section 31 fees payable	207	138
Accrued salaries and benefits	346	291
Deferred revenue	158	129
Short-term debt	2,411	2,569
Margin deposits, guaranty funds and delivery contracts payable	84,083	64,987
Other current liabilities	155	197
Total current liabilities	87,999	68,816
Non-current liabilities:
Non-current deferred tax liability, net	3,563	2,314
Long-term debt	14,126	5,250
Accrued employee benefits	206	198
Non-current operating lease liability	320	281
Other non-current liabilities	359	270
Total non-current liabilities	18,574	8,313
Total liabilities	106,573	77,129
Commitments and contingencies
Redeemable non-controlling interest in consolidated subsidiaries	93	78
Equity:
Intercontinental Exchange, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 100 authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 1,500 authorized; 629 and 561 shares issued and outstanding at December 31, 2020, respectively, and 607 and 554 shares issued and outstanding at December 31, 2019, respectively	6	6
Treasury stock, at cost; 68 and 53 shares, at December 31, 2020 and December 31, 2019, respectively	(5,200)	(3,879)
Additional paid-in capital	13,845	11,742
Retained earnings	11,039	9,629
Accumulated other comprehensive loss	(192)	(243)
Total Intercontinental Exchange, Inc. stockholders’ equity	19,498	17,255
Non-controlling interest in consolidated subsidiaries	36	31
Total equity	19,534	17,286
Total liabilities and equity	$126,200	$94,493

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Exchanges	$5,839	$4,652	$4,573
Fixed income and data services	1,810	1,756	1,681
Mortgage technology	595	139	22
Total revenues	8,244	6,547	6,276
Transaction-based expenses:
Section 31 fees	622	379	357
Cash liquidity payments, routing and clearing	1,586	966	940
Total revenues, less transaction-based expenses	6,036	5,202	4,979
Operating expenses:
Compensation and benefits	1,188	1,042	994
Professional services	144	125	131
Acquisition-related transaction and integration costs	105	2	34
Technology and communication	549	469	432
Rent and occupancy	81	68	68
Selling, general and administrative	185	161	151
Depreciation and amortization	751	662	586
Total operating expenses	3,003	2,529	2,396
Operating income	3,033	2,673	2,583
Other income (expense):
Interest income	10	35	22
Interest expense	(357)	(285)	(244)
Other income, net	80	58	159
Other income (expense), net	(267)	(192)	(63)
Income before income tax expense	2,766	2,481	2,520
Income tax expense	658	521	500
Net income	$2,108	$1,960	$2,020
Net income attributable to non-controlling interest	(19)	(27)	(32)
Net income attributable to Intercontinental Exchange, Inc.	$2,089	$1,933	$1,988
Earnings per share attributable to Intercontinental Exchange, Inc. common stockholders:
Basic	$3.79	$3.44	$3.46
Diluted	$3.77	$3.42	$3.43
Weighted average common shares outstanding:
Basic	552	561	575
Diluted	555	565	579

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2020	2019	2018
Net income	$2,108	$1,960	$2,020
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense (benefit) of $—, $1 and ($1) for 2020, 2019 and 2018, respectively, and net impact of $1 from adoption of ASU 2018-02 in 2018	43	50	(91)
Change in equity method investment	—	(1)	—
Employee benefit plan net gains (losses), net of tax expense of $3, $9 and $9 in 2020, 2019 and 2018, respectively, and net impact of $25 from adoption of ASU 2018-02 in 2018	8	23	(1)
Other comprehensive income (loss)	51	72	(92)
Comprehensive income	$2,159	$2,032	$1,928
Comprehensive income attributable to non-controlling interest	(19)	(27)	(32)
Comprehensive income attributable to Intercontinental Exchange, Inc.	$2,140	$2,005	$1,896

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest
(In millions)

	Intercontinental Exchange, Inc. Stockholders' Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Value	Shares	Value
Balance, as of January 1, 2018	600	6	(17)	(1,076)	11,392	6,858	(223)	28	16,985	—
Other comprehensive loss	—	—	—	—	—	—	(66)	—	(66)	—
Exercise of common stock options	1	—	—	—	32	—	—	—	32	—
Repurchases of common stock	—	—	(16)	(1,198)	—	—	—	—	(1,198)	—
Payments relating to treasury shares	—	—	(2)	(80)	—	—	—	—	(80)	—
Stock-based compensation	—	—	—	—	146	—	—	—	146	—
Issuance of restricted stock	3	—	—	—	—	—	—	—	—	—
Changes in non-controlling interest	—	—	—	—	(23)	—	—	(2)	(25)	—
Distributions of profits	—	—	—	—	—	—	—	(28)	(28)	—
Dividends paid to stockholders	—	—	—	—	—	(555)	—	—	(555)	—
Redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	71
Impact of adoption of ASU 2018-02 to reclassify items stranded in other comprehensive income	—	—	—	—	—	26	(26)	—	—	—
Net income attributable to non-controlling interest	—	—	—	—	—	(32)	—	32	—	—
Net income	—	—	—	—	—	2,020	—	—	2,020	—
Balance, as of December 31, 2018	604	6	(35)	(2,354)	11,547	8,317	(315)	30	17,231	71
Other comprehensive income	—	—	—	—	—	—	72	—	72	—
Exercise of common stock options	1	—	—	—	23	—	—	—	23	—
Repurchases of common stock	—	—	(17)	(1,460)	—	—	—	—	(1,460)	—
Payments relating to treasury shares	—	—	(1)	(65)	—	—	—	—	(65)	—
Stock-based compensation	—	—	—	—	143	—	—	—	143	11
Issuance under the employee stock purchase plan	—	—	—	—	29	—	—	—	29	—
Issuance of restricted stock	2	—	—	—	—	—	—	—	—	—
Distributions of profits	—	—	—	—	—	—	—	(29)	(29)	—
Dividends paid to stockholders	—	—	—	—	—	(621)	—	—	(621)	—
Net income attributable to non-controlling interest	—	—	—	—	—	(27)	—	30	3	(4)
Net income	—	—	—	—	—	1,960	—	—	1,960	—
Balance, as of December 31, 2019	607	$6	(53)	$(3,879)	$11,742	$9,629	$(243)	$31	$17,286	$78
Impact of adoption of ASU 2016-13, net of tax	—	—	—	—	—	(10)	—	—	(10)	—
Other comprehensive income	—	—	—	—	—	—	51	—	51	—
Stock consideration issued for acquisition	18	—	—	—	1,895	—	—	—	1,895	—
Exercise of common stock options	1	—	—	—	31	—	—	—	31	—
Repurchases of common stock	—	—	(14)	(1,247)	—	—	—	—	(1,247)	—
Payments relating to treasury shares	—	—	(1)	(74)	—	—	—	—	(74)	—
Stock-based compensation	—	—	—	—	141	—	—	—	141	11
Issuance under the employee stock purchase plan	1	—	—	—	33	—	—	—	33	—
Warrants issued to minority interest holders	—	—	—	—	3	—	—	—	3	2
Issuance of restricted stock	2	—	—	—	—	—	—	—	—	—
Distributions of profits	—	—	—	—	—	—	—	(31)	(31)	—
Dividends paid to stockholders	—	—	—	—	—	(669)	—	—	(669)	—
Redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	10
Issuance of non-controlling interest	—	—	—	—	—	—	—	9	9	—
Net income attributable to non-controlling interest	—	—	—	—	—	(19)	—	27	8	(8)
Net income	—	—	—	—	—	2,108	—	—	2,108	—
Balance, as of December 31, 2020	629	$6	(68)	$(5,200)	$13,845	$11,039	$(192)	$36	$19,534	$93
See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net income	$2,108	$1,960	$2,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	751	662	586
Stock-based compensation	139	139	130
Deferred taxes	92	(33)	27
Gain on acquisition of remaining MERS interest	—	—	(110)
Gain on equity investments	(55)	—	—
Other	(25)	(40)	(24)
Changes in assets and liabilities:
Customer accounts receivable	(149)	(30)	(44)
Other current and non-current assets	(83)	(17)	(45)
Section 31 fees payable	69	34	(33)
Deferred revenue	2	(18)	1
Other current and non-current liabilities	32	2	25
Total adjustments	773	699	513
Net cash provided by operating activities	2,881	2,659	2,533

Investing activities:
Capital expenditures	(207)	(153)	(134)
Capitalized software development costs	(203)	(152)	(146)
Cash paid for acquisitions, net of cash acquired	(9,446)	(352)	(1,246)
Return of capital from equity method investment	—	60	—
Purchases of equity investments	—	—	(306)
Proceeds from investments, net	4	9	77
Other	22	(6)	—
Net cash provided by (used in) investing activities	(9,830)	(594)	(1,755)

Financing activities:
Proceeds from debt facilities, net	9,606	10	2,213
Repayments of debt facilities	(2,004)	—	(600)
Proceeds from/(redemption of) commercial paper, net	1,094	360	(283)
Repurchases of common stock	(1,247)	(1,460)	(1,198)
Dividends to stockholders	(669)	(621)	(555)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(74)	(65)	(80)
Acquisition of non-controlling interest	—	—	(35)
Proceeds from issuance of redeemable non-controlling interest	—	—	71
Other	38	23	4
Net cash provided by (used in) financing activities	6,744	(1,753)	(463)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	8	4	(11)
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(197)	316	304
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of year	2,188	1,872	1,568
Cash, cash equivalents, and restricted cash and cash equivalents at end of year	$1,991	$2,188	$1,872

Supplemental cash flow disclosures:
Common stock issued for acquisition	$1,895	$—	$—
Cash paid for income taxes	$642	$557	$533
Cash paid for interest	$298	$280	$202
See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1.Description of Business
Nature of Business and Organization
We are a provider of marketplace infrastructure, data services and technology solutions to a broad range of customers including financial institutions, corporations and government entities. These products, which span major asset classes including futures, equities, fixed income and United States, or U.S., residential mortgages, provide our customers with access to mission critical workflow tools that are designed to increase asset class transparency and workflow efficiency.
•In our Exchanges segment, we operate regulated marketplaces for the listing, trading and clearing of a broad array of derivatives contracts and financial securities.
•In our Fixed Income and Data Services segment, we provide fixed income pricing, reference data, indices and execution services as well as global credit default swap, or CDS, clearing and multi-asset class data delivery solutions.
•In our Mortgage Technology segment, we provide an end-to-end technology platform that offers customers comprehensive, digital workflow tools that aim to address the inefficiencies that exist in the U.S. residential mortgage market.
We operate marketplaces and provide data services in the U.S., United Kingdom, or U.K., European Union or EU, Canada and Singapore, and offer technology and data solutions to the U.S. mortgage industry.

2.Summary of Significant Accounting Policies
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
Comprehensive Income
Other comprehensive income includes foreign currency translation adjustments, comprehensive income from a change in an equity method investment, and amortization of the difference in the projected benefit obligation and the accumulated benefit obligation associated with benefit plan liabilities, net of tax.
Segment and Geographic Information
We previously operated and presented our results as two reportable business segments, but effective October 1, 2020, we realigned our businesses as part of a review of, and changes in, our organizational structure following our acquisition of Ellie Mae. As a result, we changed our internal financial reporting and the captions in which we present revenue in our financial statements because we determined that a change in reportable segments had occurred. As of December 31, 2020, our business is conducted through three reportable business segments: our Exchanges segment, our Fixed Income and Data Services segment, and our Mortgage Technology segment. This presentation is reflective of how our chief operating decision maker reviews and operates our business. The majority of our identifiable assets are located in the U.S and U.K. (Note 18).
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
Investments
We have made various investments in the equity securities of other companies. We also invest in mutual funds and fixed income securities. We classify all other investments that are not cash equivalents with original maturity dates of less than one year as short-term investments and all investments that we intend to hold for more than one year as long-term investments. Short-term and long-term investments are included in other current and other non-current assets, respectively, in the accompanying consolidated balance sheets.
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
Margin Deposits, Guaranty Funds and Delivery Contracts Receivable and Payable
Original margin, variation margin and guaranty funds held by our clearing houses may be in the form of cash, government obligations, certain agency debt, letters of credit or on rare occasions, gold (Note 14). We hold the cash deposits at central banks, highly-rated financial institutions or through reverse repurchase agreements or direct investments. See "Credit Risk and Significant Customers", below. Cash and cash equivalent original margin, variation margin and guaranty fund deposits are reflected as current assets and current liabilities. The amount of margin deposits on hand will fluctuate over time as a result of, among other things, the extent of open positions held at any point in time by market participants in contracts and the margin rates then in effect for such contracts. Changes in our margin accounts are not reflected in our consolidated statements of cash flows. Non-cash and cash equivalent original margin and guaranty fund deposits are not reflected in the accompanying consolidated balance sheets as the risks and rewards of these assets remain with the clearing members unless the clearing houses have sold or re-pledged the assets or in the event of a clearing member default, where the clearing member is no longer entitled to redeem the assets. Any income, gain or loss accrues to the clearing members.
ICE NGX owns a clearing house which administers the physical delivery of energy trading contracts. It serves as an intermediary counterparty to both the buyer and seller. When physical delivery has occurred and/or settlement amounts have been determined, an asset is recorded as a delivery contract receivable and an offsetting payable is recorded for the amounts owed to or due from the contract participants. Amounts recorded at period-end represent receivables and payables for deliveries that have occurred but for which payment has not been received or made. There is no impact on our consolidated statements of income as an equal amount is recognized as both an asset and a liability. ICE NGX also records unsettled variation margin equal to the fair value of open energy trading contracts as of the balance sheet date.

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
Allowance for Doubtful Accounts
On January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. Under ASU 2016-13, we estimate our allowance for doubtful accounts using an aging method, disaggregated based on major revenue stream categories as well as other unique revenue stream factors. The allowance for doubtful accounts is maintained at a level that we believe to be sufficient to absorb probable losses over the expected life in our accounts receivable portfolio. The allowance is based on several factors, including continuous assessments of risk characteristics, specific customer events that may impact its ability to meet its financial obligations, and other reasonable and supportable economic characteristics. Accounts receivable are written-off against the allowance for doubtful accounts when collection efforts cease. See "Adoption of ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments", below, for a reconciliation of the beginning and ending amount of allowance for doubtful accounts and other disclosures related to our adoption of ASU 2016-13.
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
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the purchase price of our acquisitions over the fair value of identifiable net assets acquired, including other identified intangible assets (Note 8). We recognize specifically-identifiable intangibles when a specific right or contract is acquired with the assistance of third-party valuation specialists. Goodwill has been allocated to our reporting units for purposes of impairment testing based on the portion of synergy, cost savings and other expected future cash flows expected to benefit the reporting units at the time of the acquisition. Our reporting units in 2020 have been updated to reflect our new segment presentation. The reporting units identified for our goodwill testing are the NYSE, Other Exchanges, Fixed Income and Data Services, and Mortgage Technology reporting units. Goodwill impairment testing is performed annually at the reporting unit level in the fiscal fourth quarter or more frequently if conditions exist that indicate that it may be impaired, or if changes are made to the reporting units. In 2020, we performed a goodwill impairment test prior to and after the change in our reporting units.

We also evaluate indefinite-lived intangible assets for impairment annually in our fiscal fourth quarter or more frequently if conditions exist that indicate that an asset may be impaired.
For both goodwill and indefinite-lived impairment testing we have the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit or indefinite lived intangible asset is less than its carrying amount. If the fair value of the goodwill or indefinite-lived intangible asset is less than its carrying value, an impairment loss is recognized in earnings in an amount equal to the difference. Alternatively, we may choose to bypass the qualitative option and perform quantitative testing to determine if the fair value is less than carrying value. For our goodwill impairment testing, we have elected to bypass the qualitative assessment and apply the quantitative approach. For our testing of indefinite-lived intangible assets, we apply qualitative and quantitative approaches.
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
We entered into foreign currency hedging transactions during 2020, 2019 and 2018 as economic hedges to help mitigate a portion of our foreign exchange risk exposure. The gains and losses on these transactions were not material during these years.
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
During 2018, we completed our accounting for the tax effects of the enactment of the U.S. Federal Tax Cuts and Jobs Act, or TCJA. We reaffirmed our position that we were not subject to transition tax as of December 31, 2017 under the TCJA. In addition, we concluded that the $764 million of deferred tax benefit recorded in the 2017 income tax provision was a reasonable estimate of the TCJA's effects on our deferred tax balances.
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
Revenue Recognition
Our revenues primarily consist of revenues for transactions executed and/or cleared through our global electronic derivatives trading and clearing exchanges and cash equities trading as well as revenues related to our fixed income, data services, mortgage technology services and listings. We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. We also evaluate all contracts in order to determine appropriate gross versus net revenue reporting.
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
Deferred revenue represents our contract liabilities related to our annual, original and other listings revenues, certain data services, clearing services, mortgage technology services and other revenues. Deferred revenue is our only significant contract asset or liability. See Note 9 for our discussion of deferred revenue balances, activity, and expected timing of recognition.
We have elected not to provide disclosures about transaction price allocated to unsatisfied performance obligations if contract durations are less than one year, or if we are not required to estimate the transaction price. For all of our contracts with customers, except for listings and certain data, mortgage and clearing services, our performance obligations are short term in nature and there is no significant variable consideration. In addition, we have elected the practical expedient of excluding sales taxes from transaction prices. We have assessed the costs incurred to obtain or fulfill a contract with a customer and determined them to be immaterial.
See “Recently Adopted Accounting Pronouncements” below for the new revenue recognition accounting standard and its impact on our revenues.
Activity Assessment Fees and Section 31 Fees
We pay the Securities and Exchange Commission, or SEC, fees pursuant to Section 31 of the Securities Exchange Act of 1934 for transactions executed on our U.S. equities and options exchanges. These Section 31 fees are designed to recover the costs to the government for supervising and regulating the securities markets and securities professionals. We (or the Options Clearing Corporation, or OCC, on our behalf), in turn, collect activity assessment fees, which are included in exchanges revenues in the accompanying consolidated statements of income, from member organizations clearing or settling trades on the U.S. equities and options exchanges and recognize these amounts as revenue when invoiced. Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semi-annually and recorded as an accrued liability until paid. The activity assessment fees are designed so that they are equal to the Section 31 fees paid by us to the SEC. As a result, Section 31 fees do not have an impact on our net income.
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
We use the Black-Scholes pricing model to value stock option awards as well as shares purchased as part of our ESPP. The values estimated by the model are affected by the price of our stock as well as subjective variables that include assumed interest rates, our expected dividend yield, our expected share price volatility over the term of the awards and actual and projected employee stock option exercise behavior. Under our ESPP, employees may purchase shares of our common stock at a price equal to 85% of the lesser of the fair market value of the stock on the first or the last trading day of each offering period. We record compensation expenses related to the discount given to our participating employees.
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
ICE Clear Credit, a systemically important financial market utility as designated by the Financial Stability Oversight Council, maintains a U.S. dollar account at the Federal Reserve Bank of Chicago as of December 31, 2020. ICE Clear Europe maintains a euro-denominated account at the De Nederlandsche Bank, or DNB, the central bank of the Netherlands, as well as pounds sterling- and euro-denominated accounts at the Bank of England, or BOE, the central bank of the U.K. These accounts provide the flexibility for ICE Clear Europe to place euro- and pounds sterling-denominated cash margin securely at national banks, in particular during periods when liquidity in the euro and pounds sterling repo markets may temporarily become contracted. Such accounts are intended to decrease ICE Clear Credit and ICE Clear Europe’s custodial, liquidity and operational risk as compared to alternative custodial and investment arrangements.
Our futures businesses have minimal credit risk as the majority of their transaction revenues are currently cleared through our clearing houses. Our accounts receivable related to fixed income and data services revenues, cash trading, listing revenues, technology revenues, CDS and bilateral OTC energy transaction revenues and mortgage technology services subjects us to credit (collection) risk, as we do not require these customers to post collateral. We limit our risk of loss by terminating access, remain listed or receive data or other services for entities with delinquent accounts. The concentration of risk on accounts receivable is also mitigated by the large number of entities comprising our customer base.
Our accounts receivable are stated at the billed amount. Excluding clearing members, there were no individual accounts receivable balances greater than 10% of total consolidated accounts receivable as of December 31, 2020 or December 31, 2019. No single customer accounted for more than 10% of total consolidated revenues, less transaction-based expenses, during 2020, 2019 or 2018.

Leases
Operating lease right-of-use assets and liabilities are recorded at the lease commencement date based on the present value of the lease payments to be made over the lease term using an estimated incremental borrowing rate. We expense rent monthly on a straight-line basis, as a reduction to the right-of-use asset. Rent expense is included in rent and occupancy expenses and technology and communication expenses in the accompanying consolidated statements of income (Notes 2 and 15). See "Recently Adopted Accounting Pronouncements," below, for the lease accounting standard that we adopted on January 1, 2019 and its impact on our financial statements.
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
The acquisition-related transaction and integration costs incurred during 2020 primarily relate to costs incurred for our acquisitions of Ellie Mae and Bridge2 Solutions. Acquisition-related transaction and integration costs were nominal in 2019. The acquisition-related transaction and integration costs incurred during 2018 primarily relate to employee termination and lease termination costs related to our Interactive Data acquisition, professional services costs resulting from our 2018 acquisitions and a $5 million banker success fee in connection with our acquisition of TMC Bonds. The integration of Interactive Data was completed by June 30, 2018.
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
Foreign Currency Translation Adjustments and Foreign Currency Transaction Gains and Losses
Our functional and reporting currency is the U.S. dollar. We have exposure to foreign currency translation gains and losses arising from our net investment in certain U.K., continental European, Asian and Canadian subsidiaries. The revenues, expenses and financial results of these subsidiaries are recorded in the functional currency of the countries that these subsidiaries are located in, which are primarily pounds sterling and euros. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses, net of tax as applicable, included in the cumulative translation adjustment account, a component of equity. As of December 31, 2020 and 2019, the portion of our equity attributable to accumulated other comprehensive loss from foreign currency translation adjustments was $134 million and $177 million, respectively.
We have foreign currency transaction gains and losses related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations. These transaction gains and losses are due to the increase or decrease in the foreign currency exchange rates between periods. Forward contracts on foreign currencies are entered into to manage the foreign currency exchange rate risk. Gains and losses from foreign currency transactions are included in other income (expense) in the accompanying consolidated statements of income and resulted in net losses of $5 million, $5 million and $2 million in 2020, 2019 and 2018, respectively.
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
Adopted on January 1, 2018 and applied retrospectively to each prior period presented
We have a pension plan, a U.S. nonqualified supplemental executive retirement plan, and post-retirement defined benefit plans that are all impacted by the guidance. Each of these plans are frozen and do not have a service cost component, which means the expense or benefit recognized under each plan represents other components of net benefit cost as defined in the guidance. The combined net periodic expense of these plans was $8 million in 2018 and was previously reported as an adjustment to compensation and benefits expenses in the accompanying consolidated statements of income. Following our adoption, these amounts were reclassified to be included in other income, net, and these adjustments had no impact on net income.

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

Adoption of ASC 606, Revenues from Contracts with Customers
On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, and ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, collectively referred to as ASC 606. ASC 606 provides guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASC 606 superseded prior revenue recognition guidance and requires us to recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 requires enhanced disclosures, including (i) revenue recognition policies used to identify performance obligations to customers and (ii) the use of significant judgments in measurement and recognition.
We adopted ASC 606 retrospectively and restated each prior period presented. Our adoption of ASC 606 accelerated the timing of recognition of a portion of original listing fees related to our New York Stock Exchange, or NYSE, businesses. In addition, and to a lesser extent, the adoption decelerated the timing of recognition of a portion of clearing fee revenues. The impact of our adoption of ASC 606 on our performance obligations in our clearing business was minimal. Revenue recognition related to all other businesses remained unchanged. Our adoption of ASC 606 was subject to the same internal controls over financial reporting that we apply to our consolidated financial statements.
Additional disclosures related to ASC 606 are provided in Note 5.
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
At lease inception, we review the service arrangement and components of a contract to identify if a lease or embedded lease arrangement exists. An indicator of a contract containing a lease is when we have the right to control and use an identified asset over a period of time in exchange for consideration. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, using our estimated incremental borrowing rate. Upon adoption of ASU 2016-02, we made the policy election to not record existing or future leases with a term of 12 months or less on the balance sheet, and to recognize lease expense on a straight-line basis over the lease term. For these leases, the impact on adoption was nominal. We have also made policy elections related to capitalization thresholds and discount rates. We have elected to use a portfolio approach in consideration of our incremental borrowing rate to our population of lease agreements. Upon adoption, our incremental borrowing rate was determined based on our recent debt issuances that we believe are reflective of current borrowing rates. Subsequent to adoption, current incremental borrowing rates were used. Certain lease agreements include options to extend, renew or terminate the lease agreement. Our lease agreements do not contain any residual value guarantees. As of December 31, 2020, the weighted-average remaining lease term was 5.8 years and the weighted average discount rate was 3.1%. As of December 31, 2019, the weighted-average remaining lease term was 6.7 years and the weighted average discount rate was 3.5%. Our lease agreements do not contain any residual value guarantees.
Upon adoption of ASU 2016-02, we recorded $368 million in operating lease liabilities, of which $53 million was included in other current liabilities and $315 million was included in non-current operating lease liabilities within our accompanying consolidated balance sheet. We also recorded $317 million in operating lease right-of-use assets that were included as a component of property and equipment, net, in our balance sheet and are recorded in an amount equal to our lease liability, adjusted for any remaining unamortized lease incentives such as our deferred rent balances. As part of our adoption, we eliminated $51 million in deferred rent liabilities, of which $2 million had previously been included in other current liabilities and $49 million had been included in other non-current liabilities on our balance sheet. On the date of adoption, deferred rent liabilities were reclassified and presented as a reduction to the right-of-use asset, included in property and equipment, net, on our consolidated balance sheet. Our adoption did not have an impact on our consolidated income statement.
We recognize rent expense monthly on a straight-line basis for each respective operating lease, as a reduction to the right-of-use asset. We recognized $46 million, $41 million and $38 million of rent expense for office space as rent and occupancy expense in 2020, 2019, and 2018, respectively, and $22 million, $21 million and $21 million of rent expense for data center facilities as technology and communication expense in 2020, 2019, and 2018, respectively, within our consolidated income statement. We do not have any significant variable lease costs related to building and maintenance costs, real estate taxes, or other charges.
Details of our lease asset and liability balances are as follows (in millions):

	As of December 31, 2020	As of December 31, 2019	As of January 1, 2019
Right-of-use lease assets	$339	$287	$317

Current operating lease liability	69	53	53
Non-current operating lease liability	320	281	315
Total operating lease liability	$389	$334	$368

As of December 31, 2020, we estimate that our operating lease liability will be recognized in the following years (in millions):

2021	79
2022	85
2023	67
2024	62
2025	50
Thereafter	83
Lease liability amounts repayable	426
Interest costs	37
Total operating lease liability	$389

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of operating lease liability	$72	$65
Right-of-use assets obtained in exchange for operating lease obligations	$117	$389
Adoption of ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments
On January 1, 2020, we adopted ASU 2016-13. This standard requires the application of a current expected credit loss, or CECL, impairment model to financial assets measured at amortized cost, including accounts receivable and certain off-balance-sheet credit exposures. The standard also amends the impairment model for available-for-sale debt securities requiring entities to record credit losses through an allowance account. The CECL model requires an entity to estimate its lifetime expected credit loss and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. Adoption of the standard requires more timely recognition of credit losses and credit loss estimates are required to use historical information, current information and reasonable and supportable forecasts of future events.

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

We considered our material financial assets within scope, including our cash equivalents, short-term and long-term restricted cash equivalents as well as our clearing members' cash equivalent and reverse repurchase receivables, and determined that such assets have a de minimis risk of credit loss. We invest our cash and clearing members' cash by placing it in highly-rated government securities, primarily U.S. Treasury securities and other sovereign debt with original maturities of less than three months which we consider to be cash equivalents, or into reverse repurchase agreements, referred to as reverse repos, with primarily overnight maturities. Reverse repos are valued daily and are subject to collateral maintenance provisions whereby the counterparty must provide additional collateral if the value of the underlying securities lose value, in an amount sufficient to maintain collateralization of at least 102%. Therefore, as of and for the year ended December 31, 2020 we have not recorded a credit loss for these financial assets.

Based on the high turnover and collectability of our accounts receivable, as well as the monthly billing process for the majority of our revenue, we did not experience a significant increase in the loss provision recognized upon adoption of the CECL model. Accounts receivable in our futures and clearing businesses have minimal credit risk as all clearing members are pre-screened, collection periods occur within one month and the services to customers are completed almost instantaneously. Our accounts receivable related to revenues from market data, cash trading, listings, technology services, mortgage technology, CDS transactions and bilateral OTC energy transactions subject us to credit losses, but we expeditiously limit our risk of credit loss by taking action such as terminating trading or transaction access, terminating public listings or ceasing to distribute data for entities with delinquent accounts. The concentration of risk on our accounts receivable is also mitigated by the high quality and the large number of entities comprising our customer base.

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

A reconciliation of the beginning and ending amount of allowance for doubtful accounts is as follows for the years ended December 31, 2020, 2019, and 2018 (in millions):

	Year Ended December 31,
	2020	2019	2018
Beginning balance of allowance for doubtful accounts	$8	$7	$6
Impact of adoption of ASU 2016-13	13	—	—
Bad debt expense	16	10	8
Charge-offs	(10)	(9)	(7)
Ending balance of allowance for doubtful accounts	$27	$8	$7
The impact of our adoption of ASU 2016-13 was $10 million, net of tax. We recorded this impact as an adjustment to retained earnings on January 1, 2020 as shown in our Consolidated Statement of Changes in Equity and Redeemable Non-Controlling Interest. We have included in our allowance assessment the impact of and our responses to the coronavirus, or COVID-19, pandemic. Our bad debt expense in the table above includes that assessment, the impact of which was not material for the year ended December 31, 2020. We will continue to review our accounts receivable and may incur future charge-offs as better estimates become available in future periods. Charge-offs in the table above represent the write-off of uncollectible receivables, net of recoveries. These amounts also include the impact of foreign currency translation adjustments.
3.Acquisitions and Divestitures
Acquisitions

Company	Acquisition Date	Primary Segment	Description
Ellie Mae Intermediate Holdings I, Inc., and its indirect wholly owned subsidiary, Ellie Mae, Inc. (collectively, Ellie Mae)	September 4, 2020	Mortgage Technology
Ellie Mae is a cloud-based technology solution provider for the mortgage finance industry, and expands our ICE Mortgage Technology portfolio. Through its digital lending platform, Ellie Mae provides technology solutions to participants in the mortgage supply chain, including over 3,000 customers and thousands of partners and investors who participate on its open network. Originators rely on Ellie Mae to securely manage the exchange of data across the mortgage ecosystem to enable the origination of mortgages while adhering to various local, state and federal compliance requirements. See below for the Ellie Mae purchase price allocation and supplemental pro forma financial information.

Bridge2 Solutions	February 21, 2020	Exchanges	Bridge2 Solutions is a leading provider of loyalty solutions for merchants and consumers. Bridge2 Solutions enables some of the world’s leading brands to engage customers and drive loyalty. It powers incentive and employee perk programs for companies across a wide spectrum of industries.
Simplifile, LC, or Simplifile	June 12, 2019	Mortgage Technology	Simplifile offers an array of mortgage services, primarily serving as an electronic liaison between lenders, settlement agents and county recording offices, streamlining the local recording of residential mortgage transactions and is now part of ICE Mortgage Technology. See below for the Simplifile purchase price allocation.
MERSCORP Holdings, Inc., or MERS	October 3, 2018	Mortgage Technology	MERS was previously a privately held, member-based organization that owned and managed the MERS System, made up of lenders, servicers, sub-servicers, investors and government institutions. MERS is now part of ICE Mortgage Technology. Further disclosures and details on our acquisition of MERS are discussed below.

Company	Acquisition Date	Primary Segment	Description
TMC Bonds, LLC, or TMC Bonds	July 23, 2018	Fixed Income and Data Services	TMC Bonds, now named ICE TMC and included in our ICE Bonds business, is an electronic fixed income marketplace, supporting anonymous trading across multiple protocols in various asset classes, including municipals, corporates, treasuries, agencies and certificates of deposit. See below for the TMC Bonds purchase price allocation.
CHX Holdings, Inc., the parent company of the Chicago Stock Exchange, Inc., or CHX	July 18, 2018	Exchanges	CHX, now named NYSE Chicago, is a full-service stock exchange including trading, data and corporate listings services. NYSE Chicago operates as a registered national securities exchange.
BondPoint	January 2, 2018	Fixed Income and Data Services	BondPoint, now named ICE Bondpoint and included in our ICE Bonds business, was acquired from Virtu Financial, Inc. and is a provider of electronic fixed income trading solutions for the buy-side and sell-side, offering access to centralized liquidity and automated trade execution services through its alternative trading system, or ATS. See below for the BondPoint purchase price allocation.
During 2019, our consolidated subsidiary, Bakkt Holdings, LLC, or Bakkt, acquired two other companies which are not material to our operations.
Ellie Mae Acquisition
On September 4, 2020, we acquired Ellie Mae for aggregate consideration of $11.4 billion from private equity firm Thoma Bravo. The purchase price consisted of $9.5 billion in cash, as adjusted for $335 million of cash and cash equivalents held by Ellie Mae on the date of acquisition, and approximately $1.9 billion, or approximately 18.4 million shares of our common stock, based on our stock price on the acquisition date. ICE funded the cash portion of the purchase price with net proceeds from our offering of new senior notes in August 2020, together with the issuance of commercial paper and borrowings under a new senior unsecured term loan facility (Note 10). We have evaluated the impact of this acquisition and related disclosures under ASC 805- Business Combinations.
The purchase price has been allocated to the net tangible and identifiable intangible assets and liabilities based on the preliminary respective estimated fair values on the date of acquisition, as determined with the assistance of a third-party valuation specialist. The excess of purchase price over the net tangible and identifiable intangible assets has been recorded as goodwill. Goodwill represents potential revenue synergies related to new product development, various expense synergies and opportunities to enter new markets. The preliminary purchase price allocation is as follows (in millions):

Preliminary Purchase Price Allocation
Cash and cash equivalents	$335
Property and equipment	121
Goodwill	7,709
Identifiable intangibles	4,453
Other assets and liabilities, net	58
Deferred tax liabilities on identifiable intangibles	(1,248)
Total preliminary purchase price allocation	$11,428

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

The following table sets forth the components of the preliminary intangible assets associated with the acquisition as of December 31, 2020 (in millions, except years):

	Acquisition-Date Preliminary Fair Value	Accumulated Amortization	Net Book Value	Useful Life (Years)
Customer relationships	$3,146	$(52)	$3,094	10 to 20
Backlog	301	(14)	287	5 to 7
Trademark/Tradenames	200	(4)	196	5 to 20
Developed Technology	739	(34)	705	7
In-process Research & Development	67	—	67	N/A
Total	$4,453	$(104)	$4,349

From the acquisition date through December 31, 2020, Ellie Mae revenues of $351 million, which are included in our mortgage technology revenues, and operating expenses of $250 million were recorded in our consolidated income statement.
The financial information in the table below summarizes the combined results of operations of ICE and Ellie Mae, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented. Such unaudited pro forma financial information is based on the historical financial statements of ICE and Ellie Mae. This unaudited pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such unaudited pro forma information, including, without limitation, purchase accounting adjustments, interest expense on debt issued to finance the purchase price, acquisition-related transaction costs, the removal of historical Ellie Mae intangible asset amortization and the addition of intangible asset amortization related to this acquisition. The unaudited pro forma financial information does not reflect any synergies or operating cost reductions that have been and may be achieved from the combined operations. The unaudited pro forma financial information combines the historical results for us and Ellie Mae for 2020 and 2019 in the following table (in millions, except per share amounts).

	Year Ended December 31,
	2020	2019
Total revenues, less transaction-based expenses	$6,644	$5,832
Net income attributable to ICE	$2,193	$1,732
Transaction-based expenses included within revenues, less transaction-based expenses in the table above, were not impacted by pro forma adjustments and agree to the amounts presented historically in our consolidated income statements as they relate solely to ICE and not to Ellie Mae.
Additional Bridge2 Solutions Acquisition Considerations
To fund the acquisition of Bridge2 Solutions, Bakkt completed a capital call for $300 million in funding by ICE and the minority investors. This acquisition-related capital call triggered a market condition of certain Bakkt equity incentive awards, and as a result, we incurred a $10 million non-cash compensation expense in 2020 related to these awards which has been recorded as an acquisition-related cost (Note 11).
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

Acquisition Purchase Prices and Allocation
The following summarizes our purchase price allocation for material acquisitions, excluding Ellie Mae described above, to the respective net tangible and identifiable intangible assets and liabilities based on their respective estimated fair values on the date of acquisition. For each acquisition, the excess of the purchase price over the net tangible and identifiable intangible assets has been recorded as goodwill. Cash consideration was gross of $12 million cash held by Simplifile and $15 million cash held by TMC Bonds on the date of each respective acquisition. For these acquisitions, revenues and expenses were not material to the periods presented.

	Acquisition Purchase Price Allocation (dollars in millions)
	Bridge2 Solutions	Useful Life (Years)	Simplifile	Useful Life (Years)	TMC Bonds	Useful Life (Years)	BondPoint	Useful Life (Years)

Customer relationship intangibles	$54	12	$104	20	$253	15	$123	15
Developed technology intangibles	12	7	7	7	7	3	7	3
Trade name intangibles	—	1	2	5	—		—
Total identifiable intangible assets	66		113		260		130
Goodwill	217		218		423		267
Other working capital adjustments	(22)		7		17		3
Total purchase price cash consideration	$261		$338		$700		$400
Non-Controlling Interest
During 2020, we received a contribution from a group of minority investors for a non-controlling interest in ICE Futures Abu Dhabi.
During 2018, we purchased 3.2% of the net profit sharing interest in our CDS clearing subsidiaries. The remaining non-ICE limited partners in our CDS clearing subsidiaries hold a 26.7% ownership interest as of December 31, 2020.
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
Bakkt is an integrated platform that enables consumers and institutions to transact in digital assets. Bakkt was approved by the New York State Department of Financial Services to take custody of digital assets through Bakkt Trust Company, LLC, a qualified custodian. Bakkt Trust Company, LLC takes custody of bitcoin for physically-delivered futures, creating a fully regulated marketplace for trading, clearing and custodial solutions of physically-delivered digital asset futures, and is supported by ICE Futures U.S. and ICE Clear U.S. (Note 21).

4.Investments
Equity Investments Subject to ASU 2016-01
Our equity investments, including our investments in Euroclear plc, or Euroclear, and Coinbase Global, Inc., among others, are subject to valuation under ASU 2016-01. See Note 17 for a discussion of our determination of fair value of our financial instruments.
Investment in Euroclear
We own a 9.8% stake in Euroclear as of December 31, 2020, and we participate on the Euroclear Board of Directors. Euroclear is a provider of post-trade services, including settlement, central securities depositories and related services for cross-border transactions across asset classes. We classify our investment in Euroclear as an equity investment included in other non-current assets in our accompanying consolidated balance sheets. In November 2020, we became aware of an observable price change in an orderly transaction of a similar Euroclear investment by a third party. The transaction resulted in fair value adjustment of our Euroclear investment, and we recorded a gain of $35 million in other income, which includes the impact of foreign currency translation. As of December 31, 2020, the adjusted fair value of our Euroclear investment is $666 million. Additionally, we recognized dividend income of $19 million and $15 million in 2019 and 2018, respectively, from Euroclear, which is included in other income. As a result of 2020 European regulation limiting dividend payments, we did not receive a Euroclear dividend in 2020.
Investment in BIDS
We historically held a 9% ownership interest in BIDS Trading LP, or BIDS, a registered broker-dealer and the operator of the BIDS Alternative Trading System. In December 2020, we sold our investment in BIDS to Cboe Global Markets, Inc., or Cboe, and recorded a gain on the sale of $20 million, included in other income.
Equity Method Investments
We recognized $71 million, $62 million and $46 million as other income during 2020, 2019 and 2018, respectively, related to our equity method investments in OCC and MERS, discussed below. We had previously accounted for our investment in MERS as an equity method investment before completing our acquisition of 100% of MERS on October 3, 2018 (Note 3).
Investment in OCC
We own a 40% interest in the Options Clearing Corporation, or OCC, through a direct investment by the New York Stock Exchange, or NYSE, that we treat as an equity method investment. As of December 31, 2020, OCC is our only equity method investment and is included in other non-current assets in the accompanying consolidated balance sheets. OCC serves as a clearing house for securities options, security futures, commodity futures and options on futures traded on various independent exchanges. OCC clears securities options traded on NYSE Arca and NYSE Amex Options, along with other non-affiliated exchanges, and is regulated by the SEC as a registered clearing agency and by the Commodity Futures Trading Commission, or CFTC, as a derivatives clearing organization. Under the equity method of accounting, each reporting period we adjust the carrying value of our OCC investment on our balance sheet by recognizing our pro-rata 40% share of the earnings or losses of OCC, with a corresponding adjustment in our statement of income to other income, after eliminating any intra-entity income or expenses. In addition, if and when OCC issues cash dividends to us, we deduct the amount of these dividends from the carrying amount of our investment.

We recognized $71 million, $62 million and $31 million during 2020, 2019 and 2018, respectively, of equity earnings as our share of the OCC's estimated profits, which is included in other income. Included within the amount recognized during 2019 is a $19 million earnings adjustment to reflect higher reported 2018 OCC net income than originally estimated due to the disapproved OCC capital plan discussed further below.

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
Subsequent to our $60 million investment, certain industry participants appealed the SEC's approval of the OCC capital plan in the U.S. Court of Appeals, and in August 2017, the Court of Appeals remanded the capital plan to the SEC. On February 13, 2019, the SEC disapproved the OCC capital plan established in 2015. Consistent with the SEC's disapproval of the OCC capital plan, the OCC returned our original $60 million contribution during 2019 as a result of the disapproval.
Following the SEC disapproval, the OCC also announced that it would not be providing a refund to clearing members or declaring a dividend to shareholders for the year ended December 31, 2018, which resulted in higher reported OCC 2018 net income than we had estimated. Therefore, during 2019, we adjusted equity earnings in OCC by recording an additional positive adjustment of $19 million earnings in other income to reflect our share of OCC's 2018 net income.
Investments Related to MERS Prior to Acquisition
As a result of our acquisition of a majority equity position in MERS in June 2016, MERS was required to have cash or investments reserved in order to satisfy terms of the governing agreements of the acquisition. The reserve was satisfied with fixed income securities, including treasuries, corporates and municipals. The balance of the reserve was primarily used to cover settlement amounts from all litigation and claims arising from the operations of MERS prior to the acquisition of the majority equity position. As of December 31, 2019 and 2018, the reserve amounted to $42 million and $81 million, respectively, including interest, and was included in prepaid expenses and other current assets and non-current assets. This was offset by an equal amount due to former MERS equity holders, reflected in other current liabilities and other non-

current liabilities. We sold $42 million and $41 million of these investments in 2020 and 2019, respectively, and distributed the proceeds to the original MERS shareholders (Note 17), and as of December 31, 2020, no reserve balance remains.

5.Revenue Recognition
Our primary revenue contract classifications are described below. These categories best represent those with similar economic characteristics of the nature, amount, timing and uncertainty of our revenues and cash flows.

Exchanges Revenues
•Futures and Options: Revenues in our futures and options trading businesses primarily represent fees charged for the performance obligations of derivatives trading and clearing. In our derivatives markets, we earn transaction and clearing revenues from both counterparties to each contract that is traded and/or cleared.
Our transaction and clearing revenues are primarily included in our Exchanges segment with the exception of our CDS transaction and clearing revenues which are discussed below and are included in our Fixed Income and Data Services segment. Derivatives trading and clearing fees contain two performance obligations: (1) trade execution/clearing novation and (2) risk management of open interest. While we allocate the transaction price between these two performance obligations, since they generally are satisfied almost simultaneously, there is no significant deferral of revenue. Our Exchanges segment futures and options transaction and clearing revenues are reported net of rebates. Rebates were $933 million, $843 million and $827 million in 2020, 2019 and 2018, respectively. Transaction and clearing fees can be variable based on trade volume discounts used in the determination of rebates, however virtually all volume discounts are calculated and recorded on a monthly basis. Transaction and clearing fees, as well as any volume discounts rebated to our customers, are calculated and billed monthly in accordance with our published fee schedules.
•Cash Equities and Equity Options: Revenues in our equity and equity options markets represent trade execution fees. Cash trading and equity options contain one performance obligation related to each transaction which occurs instantaneously, and the revenue is recorded at the point in time of the transaction. We make liquidity payments to certain customers, as well as charge routing fees related to orders in our markets which are routed to other markets for execution and recognize those payments as a cost of revenue. In addition, we pay NYSE regulatory oversight fees to the SEC and collect equal amounts from our customers. These are also considered a cost of revenue, and both of these NYSE-related fees are included in transaction-based expenses. For one of our equity option exchanges, revenues are reported net of rebates. Rebates for that exchange were $29 million, $12 million and $11 million in 2020, 2019 and 2018, respectively.
•Listings: Our listings revenues include original and annual listings fees, and other corporate action fees. Each distinct listing fee is allocated to multiple performance obligations including original and incremental listing and investor relations services, as well as a customer’s material right to renew the option to list on our exchanges. In performing this allocation, the standalone selling price of the listing services is based on the original and annual listing fees and the standalone selling price of the investor relations services is based on its market value. All listings fees are billed upfront and the identified performance obligations are satisfied over time. Revenue related to the investor relations performance obligation is recognized ratably over the period these services are provided, with the remaining revenue recognized ratably over time as customers continue to list on our exchanges. Listings fees related to other corporate actions are considered contract modifications of our listing contracts and are recognized ratably over time as customers continue to list on our exchanges.
•Data and Connectivity Services: Our data and connectivity services revenues are related to the various data and connectivity services that we provide which are directly attributable to our exchange venues. Exchange data services include, among other offerings, proprietary real-time and historical pricing data, as well as order book and transaction information related to our global futures markets and the NYSE exchanges. In addition, we receive a share of revenue from the National Market System, or NMS, Plan. Separately, we also provide connectivity services directly related to our futures, cash equity and options exchanges and clearing houses. Data and connectivity services revenues are primarily subscription-based, billed monthly, quarterly or annually in advance and recognized ratably over time as our performance obligations of data delivery are met consistently throughout the period. Considering that these contracts primarily consist of single performance obligations with fixed prices, there is no variable consideration and no need to allocate the transaction price.
•OTC and Other: Our OTC revenues are generated in our bilateral energy markets where we offer electronic trading on contracts based on physically settled natural gas, power and refined oil contracts. Other revenues primarily include interest income on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, exchange membership fees and agricultural grading and certification fees. Generally, fees for OTC and other revenues contain one performance obligation. Because these contracts primarily consist of single performance obligations with fixed prices, there is no variable consideration and no need to allocate the transaction price. Services for OTC and other revenues are primarily satisfied at a point in time. Therefore, there is no need to allocate the fee and no deferral results as we have no further obligation to the customer at that time.
In certain of our revenue share arrangements with third parties we control the delivered contract; in these arrangements we are acting as a principal and the revenue is recorded gross.

Fixed Income and Data Services Revenues
•Fixed Income Execution: Execution fees are reported net of rebates, and can be variable based on trade volume discounts used in the determination of rebates, however virtually all volume discounts are calculated and recorded on a monthly basis. Execution fees and rebates are calculated and billed monthly in accordance with our published fee schedules. Fixed income execution rebates were nominal in 2020, 2019 and 2018. In addition, we earn fixed income transaction fees on the trade execution of agency trades, commissions and net markups and markdowns on riskless principal trades. Fixed income execution fees contain one performance obligation related to each transaction which occurs instantaneously, and the revenue is recorded at the point in time. Fixed income revenues also include interest income on certain clearing margin deposits related to our CDS clearing business which are satisfied at a point in time and consists of a single performance obligations.
•CDS Clearing: CDS clearing revenues are reported net of rebates. Rebates were nominal in 2020 and were $5 million and $7 million in 2019 and 2018, respectively. We provide clearing services to the global CDS market and the timing and nature of our CDS transaction and clearing revenue is similar in nature to the Exchanges Segment transaction and clearing revenues discussed above. The CDS derivatives trading and clearing fees contain two performance obligations: (1) trade execution/clearing novation and (2) risk management of open interest. While we allocate the transaction price between these two performance obligations, since they generally are satisfied almost simultaneously, there is no significant deferral of revenue.
•Fixed Income Data and Analytics, and Other Data and Network Services: Fixed income data and analytics services revenues are recurring in nature and include evaluated pricing and reference data and analytics including sovereign, corporate and municipal bonds, mortgage and asset-backed securities, as well as leveraged loans. Other data and network services include those related to the ICE Global Network and our consolidated feeds business, as well as desktops and other multi-asset class analytics.
The nature and timing of each contract type for the data services above are similar in nature. Data services revenues are primarily subscription-based, billed monthly, quarterly or annually in advance and recognized ratably over time as our performance obligations of data delivery are met consistently throughout the period. Considering that these contracts primarily consist of single performance obligations with fixed prices, there is no variable consideration and no need to allocate the transaction price. In certain of our data contracts, where third parties are involved, we arrange for the third party to transfer the services to our customers; in these arrangements we are acting as an agent and revenue is recorded net.

Mortgage Technology Revenues
•Origination Technology: Revenues are related to our proprietary mortgage origination network, which acts as a system of record for a mortgage transaction, automating the gathering, reviewing, and verifying of mortgage-related information and enabling automated enforcement of rules and business practices. Revenue is based on recurring Software as a Service, or SaaS, subscription fees, with an additive success-based pricing fee as lenders exceed the number of loans closed that are included with their base subscription.
Performance obligations consist of a series of distinct services and support services. Mortgage subscription customers simultaneously receive and consume benefits from our performance and revenues are recognized over time as our performance obligations are met consistently throughout the period. Contracts generally range from one year to five years. Success-based contracts are subject to monthly billing calculations whereby customers are obligated to pay the greater of a contractual base fee or variable closed loan fee based on the number of closed loan transactions processed by the customer in the specific month. Under success-based contracts, monthly base fees are recognized ratably over the contract terms as subscription performance obligations are satisfied and closed loan fees in excess of base fees are considered variable consideration.

For the majority of contracts that include variable consideration, such fees are recognized in the month in which they are earned because the terms of the variable payments relate specifically to the outcome from transferring the distinct time increment (one month) of service and because such amounts reflect the fees to which we expect to be entitled for providing access to the Encompass platform for that period, consistent with the allocation objective of Topic 606. For certain contracts where the allocation objective would not be met by allocating variable consideration in this way, total variable consideration to be received is estimated at contract inception and recognized ratably over the contract term considering historical trends, industry data, and contract specific factors to determine an expected amount to which we expect to be entitled. The amount of variable consideration included in the transaction price is constrained to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the amount of variable consideration is subsequently resolved. When agreements involve multiple distinct performance obligations, we allocate arrangement consideration to all performance obligations at the inception of an arrangement based on the relative standalone selling prices of each performance obligation.

•Network and Closing Solutions: Network services provide customers connectivity to and ensure the secure exchange of information with third-party service providers, lenders, and investors. Key services include: credit, title, appraisal, flood, compliance, mortgage insurance and fraud detection, among others. In addition, loan originators can electronically submit loan files through our Investor Connect offering. Network revenues are primarily based on the number of applications and closed loans that utilize these various services. Both transaction-based and variable fees occur within one month, after which the performance obligation has been satisfied. Mortgage network fees may include a fixed-fee subscription component recognized ratably over the contract term as this aligns with our pattern of performance. In addition, we have entered into agreements with certain suppliers and entities participating in the mortgage origination process to provide access to mortgage originators on our network. We act as an agent when arranging for services to be provided by the supplier to the customer, and such revenues are recorded net.
Our closing solutions connect key participants such as lenders, title and settlement agents and individual county recorders together to digitize the closing and recording process. For these services, we act as agent and revenues are recorded net. Closing solutions also include digital services related to MERS eRegistry. Closing solutions revenues primarily contain one performance obligation related to each transaction which occurs instantaneously, and the revenues are primarily recorded at the point in time of the transaction. Closing solutions revenues may include a fixed-fee subscription component recognized ratably over the contract term, as this method best depicts our pattern of performance.

•Data and Analytics: Revenues are related to our AIQ offering, which applies machine learning and artificial intelligence, or AI, to the entire loan origination process. AIQ revenues can be both recurring and transaction-based in nature. In addition, our data offerings include real-time industry and peer benchmarking tools. Revenues are also related to our Data as a Service, or DaaS, offering through private data clouds for lenders to access their own data and origination information. Revenues related to our data products are largely subscription based and recurring in nature and recognized ratably over time as this method best depicts our pattern of performance. Our performance obligations of data delivery are met consistently throughout the period.

•Registrations and Other: Revenues are primarily related to the MERS database, a system of record for recording and tracking changes in mortgage services rights and beneficial ownership interests in loans secured by residential real estate. Other revenues include professional services fees as well as revenues from ancillary products. These fees are transaction-based and primarily contain one performance obligation which occurs instantaneously, therefore revenues are recorded at the point in time of the transaction.

The following table depicts the disaggregation of our revenue according to business line and segment (in millions). Amounts here have been aggregated as they follow consistent revenue recognition patterns, and are consistent with the segment information in Note 18:

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Year ended December 31, 2020
Exchanges	$5,839	$—	$—	$5,839
Fixed income and data services	—	1,810	—	1,810
Mortgage technology	—	—	595	595
Total revenues	5,839	1,810	595	8,244
Transaction-based expenses	2,208	—	—	2,208
Total revenues, less transaction-based expenses	$3,631	$1,810	$595	$6,036

Timing of Revenue Recognition
Services transferred at a point in time	$2,045	$249	$439	$2,733
Services transferred over time	1,586	1,561	156	3,303
Total revenues, less transaction-based expenses	$3,631	$1,810	$595	$6,036

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Year ended December 31, 2019
Exchanges	$4,652	$—	$—	$4,652
Fixed income and data services	—	1,756	—	1,756
Mortgage technology	—	—	139	139
Total revenues	4,652	1,756	139	6,547
Transaction-based expenses	1,345	—	—	1,345
Total revenues, less transaction-based expenses	$3,307	$1,756	$139	$5,202

Timing of Revenue Recognition
Services transferred at a point in time	$1,784	$270	$133	$2,187
Services transferred over time	1,523	1,486	6	3,015
Total revenues, less transaction-based expenses	$3,307	$1,756	$139	$5,202

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Year ended December 31, 2018
Exchanges	$4,573	$—	$—	$4,573
Fixed income and data services	—	1,681	—	1,681
Mortgage technology	—	—	22	22
Total revenues	4,573	1,681	22	6,276
Transaction-based expenses	1,297	—	—	1,297
Total revenues, less transaction-based expenses	$3,276	$1,681	$22	$4,979

Timing of Revenue Recognition
Services transferred at a point in time	$1,806	$247	$17	$2,070
Services transferred over time	1,470	1,434	5	2,909
Total revenues, less transaction-based expenses	$3,276	$1,681	$22	$4,979
The Exchanges segment revenues above include $241 million, $221 million, and $220 million in 2020, 2019 and 2018, respectively, for services transferred over time related to risk management of open interest performance obligations. The Fixed Income and Data Services segment revenues above include $29 million, $26 million, and $28 million in 2020, 2019 and 2018, respectively, for services transferred over time related to risk management of open interest performance obligations. A majority of these performance obligations are performed over a short period of time of one month or less. The Mortgage Technology segment revenues transferred over time in the table above primarily relate to our origination technology revenue whereby performance obligations consist of a series of distinct services and are recognized over the contract terms as subscription performance obligations are satisfied. Contracts generally range from one year to five years.
Beginning in the second quarter of 2019, we have reflected amounts owed under certain third-party revenue share arrangements as technology and communication operating expenses rather than as had been previously recorded net within transaction and clearing revenues. These are included within our Exchanges segment.

6.Short-Term and Long-Term Restricted Cash and Cash Equivalents

Our total restricted cash and cash equivalents, including short-term and long-term portions, consisted of the following (in millions):

	As of December 31,
	2020	2019
Restricted cash and cash equivalents:
Short-term restricted cash and cash equivalents:
ICE Futures Europe	$100	$90
ICE Clear Europe	495	465
CFTC Regulated Entities	278	257
Other Regulated Entities	92	86
Other	35	45
Total short-term restricted cash and cash equivalents	1,000	943
Long-term restricted cash and cash equivalents:
ICE Clearing House Portion of the Guaranty Fund Contribution	408	404
Total long-term restricted cash and cash equivalents	408	404
Total restricted cash and cash equivalents	$1,408	$1,347
Short-Term Restricted Cash and Cash Equivalents

Our short-term restricted cash and cash equivalents in the table above consist of the following:
•ICE Futures Europe: ICE Futures Europe operates as a U.K. Recognized Investment Exchange, and is required by the U.K. Financial Conduct Authority to maintain financial resources sufficient to properly perform its relevant functions equivalent to a minimum of six months of operating costs, subject to certain deductions.
•ICE Clear Europe: ICE Clear Europe operates as a U.K. Recognized Clearing House. As such, ICE Clear Europe is required by the BOE and the European Market Infrastructure Regulation, or EMIR, to restrict as cash, cash equivalents or investments an amount to reflect an estimate of the capital required to wind down or restructure the activities of the clearing house, cover operational, legal and business risks and to reserve capital to meet credit, counterparty and market risks not covered by the members' margin and guaranty funds. The increase in the regulatory capital restricted cash at ICE Clear Europe as of December 31, 2020 was due to the growth of our clearing businesses, a related increase in costs and the consequential additional regulatory capital buffers required by the BOE. ICE Clear Europe, in addition to being regulated by the BOE, is also regulated by the CFTC as a U.S. Derivatives Clearing Organization, or DCO. The regulatory capital available to ICE Clear Europe, as described above, exceeds the CFTC requirements.
•CFTC Regulated Entities: Our CFTC regulated U.S. Designated Contract Market, or DCM, ICE Futures U.S., our CFTC regulated U.S. DCOs, ICE Clear U.S. and ICE Clear Credit, our CFTC regulated U.S. Swap Data Repository, or SDR, ICE Trade Vault, and our U.S. Swap Execution Facility, or SEF, ICE Swap Trade, are required to maintain financial resources including cash, in an amount that would cover certain operating costs for a one-year period, subject to certain deductions, to satisfy at least six months of such operating costs at all times. For our U.S. DCOs, ICE Clear U.S. and ICE Clear Credit, these amounts include voluntarily-held additional reserves consistent with the EMIR requirements to cover operational, legal and business risks and to reserve capital to meet credit, counterparty and market risks not covered by the member margin and guaranty funds. In addition, ICE NGX is registered by the CFTC as a Foreign Board of Trade and a DCO and the CFTC requires ICE NGX to maintain financial resources including cash, in an amount that would cover certain operating costs for a one-year period. ICE NGX is regulated by both the CFTC and the Alberta Securities Commission.
•Other Regulated Entities: Restricted cash on our various regulated entities and exchanges includes ICE Benchmark Administration, ICE Clear Netherlands, ICE Trade Vault U.K., ICE Endex, ICE Futures Singapore and ICE Futures Abu Dhabi. It also includes the clearing member requirements of ICE Securities Executions & Clearing, LLC and restricted cash related to Bakkt Trust Company, LLC.
•Other: Primarily related to escrow for recent acquisitions.
Long-Term Restricted Cash and Cash Equivalents

Our long-term restricted cash and cash equivalents in the table above consist of the following:
•ICE Clearing House Portion of the Guaranty Fund Contribution: Our clearing houses, other than ICE NGX, require each clearing member to make deposits to a fund known as the guaranty fund. In 2020, we increased our contribution to ICE Clear Europe’s guaranty fund by $4 million. In 2019, we increased our contribution to ICE Clear Europe’s guaranty fund by $27 million and we increased our ICE Clear U.S. guaranty fund contribution by $7 million. In 2019, we also increased our ICE Clear U.S. guaranty fund contribution by $35 million in connection with the launch of Bakkt, solely applicable to any losses associated with a default in Bitcoin contracts and other digital asset contracts that ICE Clear U.S. might clear in the future associated with Bakkt operations. In addition, we have a $15 million first-loss amount related to ICE NGX insurance and included in our contribution to its guaranty fund. See Note 14 for additional information on the guaranty funds and our contributions of cash to our clearing houses guaranty funds.

7.Property and Equipment
Property and equipment consisted of the following (in millions):

	As of December 31,		Depreciation Period (Years)
	2020	2019
Software and internally developed software	$1,223	$1,056	3 to 7
Computer and network equipment	803	742	3 to 5
Land	146	146	N/A
Buildings and building improvements	322	309	15 to 40
Right-of-use lease assets	339	287	1 to 16
Leasehold improvements	314	269	4 to 12
Equipment, aircraft and office furniture	317	233	4 to 15
Total property and equipment	3,464	3,042
Less accumulated depreciation and amortization	(1,751)	(1,506)
Property and equipment, net	$1,713	$1,536
Beginning January 1, 2019, in connection with our adoption of ASU 2016-02 (Note 2), we recognize right-of-use assets representing our rights to use assets over an underlying lease term as rent expense.
In 2020, 2019 and 2018, amortization of software and internally developed software was $190 million, $175 million and $160 million, respectively, and depreciation of all other property and equipment was $173 million, $145 million and $133 million, respectively. As of December 31, 2020 and 2019, unamortized software and internally developed software was $329 million and $301 million, respectively. During 2020, we recorded an impairment charge of $11 million related to capitalized software developed at Bakkt that is no longer useful. The valuation was performed by a third-party valuation expert and the impairment is included in depreciation expense.

8.Goodwill and Other Intangible Assets
The following is a summary of the activity in our goodwill balance (in millions):

Goodwill balance at January 1, 2019	13,085
Acquisitions	235
Foreign currency translation	20
Other activity, net	2
Goodwill balance at December 31, 2019	13,342
Acquisitions	7,926
Foreign currency translation	19
Other activity, net	4
Goodwill balance at December 31, 2020	$21,291
The following is a summary of the activity in our other intangible assets balance (in millions):

Other intangible assets balance at January 1, 2019	10,462
Acquisitions	116
Foreign currency translation	24
ICE Futures Singapore exchange registration intangible assets impairment	(31)
Amortization of other intangible assets	(311)
Other activity, net	(2)
Other intangible assets balance at December 31, 2019	10,258
Acquisitions	4,519
Foreign currency translation	19
Amortization of other intangible assets	(388)
Other intangible assets balance at December 31, 2020	$14,408

We completed our acquisitions of Bridge2 Solutions and Ellie Mae during 2020, and Simplifile during 2019 (Note 3).

Foreign currency translation adjustments result from a portion of our goodwill and other intangible assets being held at our U.K., EU and Canadian subsidiaries, whose functional currencies are not the U.S. dollar. The table above includes an impairment charge of $31 million recorded during 2019 on the remaining value of exchange registration intangible assets on ICE Futures Singapore as a result of a decrease in fair value determined during our annual impairment testing. ICE Futures Singapore is part of our Exchanges segment. In addition, we recorded an impairment charge of $4 million during 2018 on the remaining value of exchange registration intangible assets in connection with the July 2018 closure of ICE Futures Canada and ICE Clear Canada. ICE Futures Canada and ICE Clear Canada were part of our Exchanges segment. Other than these impairments, we did not recognize any other impairment losses on goodwill or other intangible assets during 2020, 2019 or 2018. The changes in other activity, net, in the tables above primarily relate to adjustments to the fair value of the net tangible and intangible assets relating to acquisitions, with a corresponding adjustment to goodwill. We have performed an analysis of impairment indicators including the economic impact of and our responses to the COVID-19 pandemic, and did not recognize any impairment losses on goodwill or other intangible assets in 2020.
Other intangible assets and the related accumulated amortization consisted of the following (in millions):

	As of December 31,		Useful Life (Years)
	2020	2019
Finite-lived intangible assets:
Customer relationships	$8,011	$4,510	3 to 25
Technology	1,318	544	2.5 to 11
Trading products with finite lives	237	237	20
Data/databases	150	150	4 to 10
Market data provider relationships	11	11	20
Non-compete agreements	42	42	1 to 5
Other	236	36	1 to 5
Total finite-lived intangible assets	10,005	5,530
Less accumulated amortization	(2,188)	(1,811)
Total finite-lived intangible assets, net	7,817	3,719

	As of December 31,		Useful Life (Years)
	2020	2019
Indefinite-lived intangible assets:
Exchange registrations, licenses and contracts with indefinite lives	6,236	6,228
Trade names and trademarks with indefinite lives	280	280
In-process research and development	67	23
Other	8	8
Total indefinite-lived intangible assets	6,591	6,539
Total other intangible assets, net	$14,408	$10,258
In 2020, 2019 and 2018, amortization of other intangible assets was $388 million, $311 million and $289 million, respectively. Collectively, the remaining weighted average useful lives of the finite-lived intangible assets is 15.9 years as of December 31, 2020. We expect future amortization expense from the finite-lived intangible assets as of December 31, 2020 to be as follows (in millions):

2021	$598
2022	591
2023	582
2024	562
2025	555
Thereafter	4,929
$7,817

9.Deferred Revenue
Our contract liabilities, or deferred revenue, represent consideration received that is yet to be recognized as revenue. Total deferred revenue was $259 million as of December 31, 2020, including $158 million in current deferred revenue and $101 million in other non-current liabilities. Total deferred revenue was $201 million as of December 31, 2019, including $129 million in current deferred revenue and $72 million in other non-current liabilities. See Note 5 for a description of our annual listing, original listing, other listings, data services and mortgage technology services revenues and the revenue recognition policy for each of these revenue streams. The changes in our deferred revenue during 2020 and 2019 are as follows (in millions):

	Annual Listing Revenue	Original Listing Revenues	Other Listing Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at January 1, 2019	$—	$25	$100	$90	$2	$217
Additions	384	17	36	394	1	832
Amortization	(384)	(23)	(42)	(398)	(1)	(848)
Deferred revenue balance at December 31, 2019	—	19	94	86	2	201
Additions	386	12	40	444	73	955
Amortization	(386)	(18)	(42)	(435)	(16)	(897)
Deferred revenue balance at December 31, 2020	$—	$13	$92	$95	$59	$259

The increase in our deferred revenue balance in 2020 and 2019 in our Mortgage Technology segment relates to our September 2020 acquisition of Ellie Mae. The Mortgage Technology deferred revenue balance as of December 31, 2020 primarily relates to origination technology subscription services for which the performance obligations have not yet been provided as of the balance sheet date but for which billings or payments have been received in advance. Performance obligations for origination technology revenue consist of a series of distinct services and are recognized over the contract terms as subscription performance obligations are satisfied. Contracts generally range from one year to five years.

Included in the amortization recognized in 2020, $123 million related to the deferred revenue balance as of January 1, 2020. Included in the amortization in 2019, $122 million related to the deferred revenue balance as of January 1, 2019. As of December 31, 2020, we estimate that our deferred revenue will be recognized in the following years (in millions):

	Original Listing Revenues	Other Listing Revenues	Data Services and Other Revenues	Mortgage Technology	Total
2021	$11	$28	$82	$37	$158
2022	2	27	8	17	54
2023	—	18	3	5	26
2024	—	11	1	—	12
2025	—	6	1	—	7
Thereafter	—	2	—	—	2
Total	$13	$92	$95	$59	$259

10.Debt
Our total debt, including short-term and long-term debt, consisted of the following (in millions):

	As of December 31,
	2020	2019
Debt:
Short-term debt:
Commercial Paper	$2,405	$1,311
2020 Senior Notes (2.75% senior unsecured notes due December 1, 2020)	—	1,248
Other short-term debt	6	10
Total short-term debt	2,411	2,569
Long-term debt:
2022 Senior Notes (2.35% senior unsecured notes due September 15, 2022)	498	497
2023 Senior Notes (floating rate senior unsecured notes due June 15, 2023)	1,244	—
2023 Senior Notes (0.70% senior unsecured notes due June 15, 2023)	995	—
2023 Senior Notes (3.45% senior unsecured notes due September 21, 2023)	398	398
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	796	794
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,245	1,244
2027 Senior Notes (3.10% senior unsecured notes due September 15, 2027)	496	496
2028 Senior Notes (3.75% senior unsecured notes due September 21, 2028)	593	592
2030 Senior Notes (2.10% senior unsecured notes due June 15, 2030)	1,232	—
2032 Senior Notes (1.85% senior unsecured notes due September 15, 2032)	1,481	—
2040 Senior Notes (2.65% senior unsecured notes due September 15, 2040)	1,229	—
2048 Senior Notes (4.25% senior unsecured notes due September 21, 2048)	1,230	1,229
2050 Senior Notes (3.00% senior unsecured notes due June 15, 2050)	1,219	—
2060 Senior Notes (3.00% senior unsecured notes due September 15, 2060)	1,470	—
Total long-term debt	14,126	5,250
Total debt	$16,537	$7,819
Credit Facilities
•Credit Facility: We have a $3.7 billion senior unsecured revolving credit facility, or the Credit Facility, pursuant to a credit agreement with Wells Fargo Bank, N.A., as primary administrative agent, issuing lender and swing-line lender, Bank of America, N.A., as syndication agent, backup administrative agent and swing-line lender, and the lenders party thereto. On August 21, 2020, we agreed with the majority of the lenders to extend the maturity date of the Credit Facility to August 21, 2025, among other items. We also exercised our option to increase the amount of the Credit Facility from $3.4 billion to $3.7 billion which reduced our future capacity to increase our borrowings under the Credit Facility to $650 million, subject to the consent of the lenders funding the increase and certain other conditions. We incurred new debt issuance costs of $9 million during 2020 relating to the Credit Facility and these costs are represented in the accompanying consolidated balance sheet as other non-current assets and will be amortized over the remaining life of the Credit Facility. The commitments under the Credit Facility will automatically reduce to $3.6 billion on August 9, 2023. No amounts were outstanding under the Credit Facility as of December 31, 2020.
As of December 31, 2020, of the $3.7 billion that is currently available for borrowing under the Credit Facility, $2.4 billion is required to back-stop the amount outstanding under our U.S. dollar commercial paper program, or the Commercial Paper Program, and $171 million is required to support certain broker-dealer and other subsidiary commitments. The amount required to backstop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $1.1 billion is available for working capital and general corporate purposes including, but not limited to, acting as a back-stop to future increases in the amounts outstanding under the Commercial Paper Program.
We also pay an annual commitment fee for unutilized amounts payable in arrears at a rate that ranges from 0.08% to 0.35% determined based on our current long-term debt rating. As of December 31, 2020, the applicable rate for commitments to August 2025 was 0.20% and for commitments to August 2023 was 0.15%. Amounts borrowed under the facility may be prepaid at any time without premium or penalty.
The Credit Facility also contains customary representations and warranties, covenants and events of default, including a leverage ratio, limitations on liens on our assets, indebtedness of non-obligor subsidiaries, the sale of all or substantially all of our assets, and other matters.
•Term Loan: On August 21, 2020, we entered into a $750 million 18-month senior unsecured delayed draw term loan facility with a maturity date of February 21, 2022. We borrowed in full under the facility on September 3, 2020, and the proceeds were used to fund a portion of the purchase price for the Ellie Mae acquisition. We had the option to prepay the facility in whole or in part at any time, and paid off the full balance of the loan on December 16, 2020. Interest on borrowings under this term loan facility were based on the principal amount outstanding at the London Interbank Offered Rate, or LIBOR, plus an applicable margin, which was equal to 1.125%. We incurred new debt issuance costs of $3 million during 2020 relating to this term loan and these costs were fully amortized when the term loan was repaid on December 16, 2020.
•Other: Our ICE India subsidiary maintains a $20 million line of credit for its general corporate purposes. As of December 31, 2020, ICE India had borrowed $6 million, which is reflected as “other short-term debt” in the table above.
Commercial Paper Program
Our Commercial Paper Program is currently backed by the borrowing capacity available under the Credit Facility, described above. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense.
We had net issuances of $1.1 billion under the Commercial Paper Program during 2020, the proceeds of which were primarily used to fund a portion of the purchase price for the Ellie Mae acquisition. We had net issuances of $360 million under the Commercial Paper Program during 2019, the proceeds of which were used to fund the acquisition of Simplifile and for general corporate purposes. We had net repayments of $283 million of net notes outstanding under the Commercial Paper Program during 2018 primarily using cash flows from operations and cash proceeds received from our 2018 bond issuance. This was partially offset by notes we issued under the program during 2018, the proceeds of which were used to fund acquisitions and investments and repurchase our common stock. We repaid a portion of the amounts outstanding under the program during 2020, 2019 and 2018 with cash flows from operations.
Commercial paper notes of $2.4 billion with original maturities ranging from four to 266 days were outstanding as of December 31, 2020, with a weighted average interest rate of 0.40% per annum, and a weighted average remaining maturity of 82 days. Commercial paper notes of $1.3 billion with original maturities ranging from two to 87 days were outstanding as of December 31, 2019 with a weighted average interest rate of 1.84% per annum, and a weighted average remaining maturity of 22 days.
Senior Notes
•Senior Notes Issued in August 2020: On August 20, 2020, we issued $6.5 billion in aggregate principal amount of new senior notes, comprised of $1.25 billion in aggregate principal amount of floating rate senior notes due in 2023, $1.0 billion in aggregate principal amount of 0.70% senior notes due in 2023, $1.5 billion in aggregate principal amount of 1.85% senior notes due in 2032, $1.25 billion in aggregate principal amount of 2.65% senior notes due in 2040, and $1.5 billion in aggregate principal amount of 3.00% senior notes due in 2060 (collectively, the August 2020 Notes). We used the net proceeds to fund a portion of the purchase price for the Ellie Mae acquisition.
We incurred debt issuance costs of $53 million relating to the issuance of the August 2020 Notes and these costs are presented in the accompanying consolidated balance sheet as a deduction from the carrying amount of the related debt liability and will be amortized over the remaining term of each series of the August 2020 Notes.

•Senior Notes Issued in May 2020: On May 26, 2020, we issued $2.5 billion in aggregate principal amount of new senior notes comprised of $1.25 billion in aggregate principal amount of 2.10% senior notes due in 2030 and $1.25 billion in aggregate principal amount of 3.00% senior notes due in 2050 (collectively, the May 2020 Notes).
We used the net proceeds of the May 2020 Notes for general corporate purposes, including to fund the redemption of our $1.25 billion aggregate principal amount of 2.75% senior notes due December 2020, or the 2020 Senior Notes, which were redeemed in accordance with their terms on June 25, 2020, and to pay down a portion of our commercial paper outstanding. In connection with our issuance of the May 2020 Notes and our early redemption of the 2020 Senior Notes, we recorded an extinguishment payment of $14 million that includes both a make-whole redemption payment and duplicative interest. These costs are included in interest expense in our consolidated statements of income in 2020.
We incurred debt issuance costs of $23 million relating to the issuance of the May 2020 Notes and these costs are presented in the accompanying consolidated balance sheet as a deduction from the carrying amount of the related debt liability and will be amortized over the remaining term of each note series.
•Senior Notes Issued in August 2018: In August 2018, we issued $2.25 billion in new aggregate unsecured fixed-rate senior notes, including $400 million, 3.45% notes due in 2023, $600 million, 3.75% notes due in 2028, and $1.25 billion, 4.25% notes due in 2048. We used the proceeds for general corporate purposes, including to fund the redemption of the $600 million, 2.50% Senior Notes due October 2018 and to refinance all of our issuances under our Commercial Paper Program that resulted from acquisitions and investments in 2018. We incurred debt issuance costs of $21 million relating to these notes that we recorded as a deduction from the carrying amount of the debt and which is being amortized over the respective note lives.
•Senior Notes Issued in August 2017: In August 2017, we issued $1.0 billion in aggregate senior unsecured fixed-rate notes, including $500 million, 2.35% notes due in 2022 and $500 million, 3.10% notes due in 2027. We used the majority of the proceeds of the offering to fund the redemption of $850 million, 2.00% senior unsecured fixed-rate NYSE Notes prior to the October 2017 maturity date. We incurred debt issuance costs of $8 million relating to these notes that we recorded as a deduction from the carrying amount of the debt and which is being amortized over the respective note lives.
•Senior Notes Issued in November 2015: In November 2015, we issued $2.5 billion in aggregate senior unsecured fixed-rate notes, including the 2020 Senior Notes, and $1.25 billion, 3.75% notes due 2025. We used the proceeds, together with $1.6 billion of borrowings under our Commercial Paper Program, to finance the cash portion of the purchase price of Interactive Data. The 2020 Senior Notes were paid off in June 2020 with net proceeds from the offering of the May 2020 Notes.
•Senior Notes Issued in October 2013: In October 2013, we issued $800 million, 4.00% senior unsecured fixed-rate notes due 2023. We used the net proceeds to finance a portion of the purchase price of the acquisition of NYSE.
All of our Senior Notes contain affirmative and negative covenants, including, but not limited to, certain redemption rights, limitations on liens and indebtedness and limitations on certain mergers, sales, dispositions and lease-back transactions.

Debt Repayment Schedule
As of December 31, 2020, the outstanding debt repayment schedule is as follows (in millions):

2021	$2,414
2022	500
2023	3,450
2024	—
2025	1,250
Thereafter	9,100
Principal amounts repayable	16,714
Debt issuance costs	(101)
Unamortized balance discounts on bonds, net	(76)
Total debt outstanding	$16,537

11.Share-Based Compensation
The non-cash compensation expenses for stock options and restricted stock were $139 million, $139 million and $130 million in 2020, 2019 and 2018, respectively, net of $12 million, $14 million and $15 million, respectively, that was capitalized as software development costs. As of December 31, 2020, we had 33.6 million shares in total under various equity plans available for future issuance as stock option and restricted stock awards. This includes the expense related to the Bakkt Incentive Units, described below.
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
The following is a summary of our stock option activity:

	Number of Options (in thousands)	Weighted Average Exercise Price per Option
Outstanding at January 1, 2018	4,013	$41.13
Granted	535	67.23
Exercised	(908)	34.84
Forfeited	(30)	58.01
Outstanding at December 31, 2018	3,610	46.44
Granted	493	76.16
Exercised	(598)	38.96
Forfeited	(4)	77.58
Outstanding at December 31, 2019	3,501	51.87
Granted	413	92.63
Exercised	(723)	42.88
Forfeited	(44)	75.81
Outstanding at December 31, 2020	3,147	58.96

Details of stock options outstanding as of December 31, 2020 are as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Vested or expected to vest	3,147	$58.96	5.9	$177
Exercisable	2,276	$50.07	4.9	$148
Details of stock options exercised during 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
Options exercised:	2020	2019	2018
Total intrinsic value of options exercised (in millions)	$38	$26	$36

	As of December 31,
Options outstanding:	2020	2019	2018
Number of options exercisable (in millions)	2.3	2.4	2.6
Weighted-average exercise price	$50.07	$44.35	$40.22
As of December 31, 2020, there were $8 million in total unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted average period of 1.4 years as the stock options vest.
We use the Black-Scholes option pricing model to value our stock option awards. During 2020, 2019 and 2018, we used the assumptions in the table below to compute the value:

	Year Ended December 31,
Assumptions:	2020	2019	2018
Risk-free interest rate	1.46%	2.49%	2.67%
Expected life in years	5.8	5.9	6.0
Expected volatility	20%	20%	20%
Expected dividend yield	1.30%	1.44%	1.43%
Estimated weighted-average fair value of options granted per share	$16.65	$15.45	$14.08
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
For awards with a market condition, fair value is estimated based on a simulation of various outcomes and includes inputs such as our stock price on the grant date, the valuation of historical awards with market conditions, the relatively low likelihood that the market condition will affect the number of shares granted (as the market condition only affects shares granted in excess of certain financial performance targets), and our expectation of achieving the financial performance targets.
In February 2020, we reserved a maximum of 0.9 million restricted shares for potential issuance as performance-based restricted shares to certain of our employees. The number of shares ultimately granted under this award is based on our actual financial performance as compared to financial performance targets set by our Board and the Compensation Committee for the year ending December 31, 2020, and is also subject to a market condition reduction based on how our 2020 total stockholder return, or TSR, compared to that of the S&P 500 Index. In 2020, no TSR share reduction was required. Based on our actual 2020 financial performance as compared to the 2020 financial performance level thresholds, 0.6 million restricted shares were awarded, which resulted in $53 million in compensation expenses that will be expensed over the three-year accelerated vesting period, including $28 million expensed during 2020.
The following is a summary of nonvested restricted shares under all plans discussed above:

	Number of Restricted Stock Shares (in thousands)	Weighted Average Grant-Date Fair Value per Share
Nonvested at January 1, 2018	5,748	$52.78
Granted	1,994	67.88
Vested	(2,819)	50.21
Forfeited	(453)	58.42
Nonvested at December 31, 2018	4,470	60.56
Granted	1,758	75.75
Vested	(2,269)	57.92
Forfeited	(231)	67.66
Nonvested at December 31, 2019	3,728	68.87
Granted	1,483	93.37
Vested	(2,035)	65.21
Forfeited	(154)	79.24
Nonvested at December 31, 2020	3,022	82.84

	Year Ended December 31,
	2020	2019	2018
Time-based restricted stock units granted (in thousands) (1)	910	997	1,153
Total fair value of restricted stock vested under all restricted stock plans (in millions)	$194	$173	$206
(1) The remaining shares granted are performance-based.
Performance-based restricted shares have been presented in the table above to reflect the actual shares issued based on the achievement of past performance targets, also considering the impact of any market conditions. Non-vested performance-based restricted shares granted are presented in the table above at the target number of restricted shares that would vest if the performance targets are met. As of December 31, 2020, there were $114 million in total unrecognized compensation costs related to time-based and performance-based restricted stock. These costs are expected to be recognized over a weighted-average period of 1.3 years as the restricted stock vests.
Employee Stock Purchase Plan
In May 2018, our stockholders approved our ESPP, under which we have reserved and may sell up to 25 million shares of our common stock to employees. The ESPP grants participating employees the right to acquire our stock in increments of 1% of eligible pay, with a maximum contribution of 25% of eligible pay, subject to applicable annual Internal Revenue Service, or IRS, limitations. Under our ESPP, participating employees are limited to $25,000 of common stock annually, and a maximum of 1,250 shares of common stock each offering period. There are two offering periods each year, from January 1st (or the first trading day thereafter) through June 30th (or the last trading day prior to such date) and from July 1st (or the first trading day thereafter) through December 31st (or the last trading day prior to such date). The purchase price per share of common stock is 85% of the lesser of the fair market value of the stock on the first or the last trading day of each offering period. We recorded compensation expenses of $8 million, $7 million and $4 million during 2020, 2019 and 2018, respectively, related to the discount given to our participating employees.
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
During 2020, a $300 million capital call related to the acquisition of Bridge2 Solutions triggered a market condition of certain of these Bakkt equity incentive awards. The market condition is based on numerous possible Bakkt transaction or event scenarios established on the original date of grant, each of which have a fixed fair market value. Over the life of these awards, we are required to estimate the most likely outcome and reflect the cumulative financial statement impact of any changes between outcomes. As a result, during 2020, we incurred a $10 million non-cash compensation expense related to these awards that was recorded as an acquisition-related cost.
Refer to Note 21 for subsequent event discussion as it relates to Bakkt.

12.Equity
Treasury Stock
During 2020, 2019 and 2018, we received 1.0 million shares, 1.0 million shares and 1.5 million shares, respectively, of common stock from employees to satisfy tax withholdings we made on their behalf for restricted stock and stock option exercises. We recorded the receipt of the shares as treasury stock.
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
During 2020, 2019 and 2018, we repurchased 13.6 million shares, 17.4 million shares and 16.3 million shares, respectively, of our outstanding common stock at a cost of $1.2 billion, $1.5 billion and $1.2 billion, respectively, excluding shares withheld upon vesting of equity awards. The shares repurchased are held in treasury stock.
We discontinued stock repurchases and terminated our Rule 10b5-1 trading plan in August 2020 in connection with the Ellie Mae acquisition. The remaining balance of Board approved funds for future repurchase is $1.2 billion. The approval of our Board for share repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our Board may increase or decrease the amount available for repurchases from time to time.
The table below sets forth the information with respect to purchases made by or on behalf of ICE or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the periods presented as follows:

	Shares Repurchased (in thousands)	Average Repurchase Price Per Share	Amount of Repurchases (in millions)	Total cumulative year-to-date shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs as of the end of the quarter (in millions)
2020
Fourth quarter	—	$—	$—	13,603	$1,153
Third quarter	1,576	$93.88	148	13,603	$1,153
Second quarter	4,384	$91.24	400	12,027	$1,301

First quarter	7,643	$91.50	699	7,643	$1,701
Total common stock repurchases(1)	13,603	$91.69	$1,247

2019
Fourth quarter	3,661	$92.86	$340	17,432	$540
Third quarter	3,730	$91.16	340	13,771	$880
Second quarter	4,170	$81.53	340	10,041	$1,220
First quarter	5,871	$74.95	440	5,871	$1,560
Total common stock repurchases(2)	17,432	$83.75	$1,460

2018
Fourth quarter	1,863	$74.99	$139	16,257	$2
Third quarter	3,991	$75.17	300	14,394	$141
Second quarter	6,298	$72.81	459	10,403	$441
First quarter	4,105	$73.08	300	4,105	$900
Total common stock repurchases(3)	16,257	$73.71	$1,198
(1)Includes 3.2 million shares purchased on the open market at a cost of $299 million and 10.4 million shares purchased under our Rule 10b5-1 trading plan at a cost of $948 million.
(2)Includes 1.3 million shares purchased on the open market at a cost of $100 million and 16.1 million shares purchased under our Rule 10b5-1 trading plan at a cost of $1.4 billion.
(3) Includes 2.2 million shares purchased on the open market at a cost of $159 million and 14.1 million shares purchased under our Rule 10b5-1 trading plan at a cost of $1.0 billion.
Dividends
Our Board has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be determined quarterly by the Board or the Audit Committee, taking into account such factors as our evolving business model, prevailing business conditions, levels of indebtedness, credit ratings, our current and future planned strategic growth initiatives, our financial results and capital requirements, and other considerations which our Board deem relevant, without a predetermined annual net income payout ratio. We declared and paid cash dividends per share during the periods presented as follows:

	Dividends Per Share	Amount (in millions)
2020
Fourth quarter	$0.30	$169
Third quarter	0.30	170
Second quarter	0.30	164
First quarter	0.30	166
Total cash dividends declared and paid	$1.20	$669

2019
Fourth quarter	$0.275	$154
Third quarter	0.275	155
Second quarter	0.275	155
First quarter	0.275	157
Total cash dividends declared and paid	$1.10	$621

2018
Fourth quarter	$0.24	$138
Third quarter	0.24	138
Second quarter	0.24	139
First quarter	0.24	140
Total cash dividends declared and paid	$0.96	$555

Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss) (in millions):

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of January 1, 2018	$(136)	$2	$(89)	$(223)
Other comprehensive income (loss)	(91)	—	33	(58)
Net impact of adoption of ASU 2018-02	(1)	—	(25)	(26)
Income tax benefit (expense)	1	—	(9)	(8)
Net current period other comprehensive income (loss)	(91)	—	(1)	(92)
Balance, as of December 31, 2018	(227)	2	(90)	(315)
Other comprehensive income (loss)	51	(1)	32	82
Income tax benefit (expense)	(1)	—	(9)	(10)
Net current period other comprehensive income (loss)	50	(1)	23	72
Balance, as of December 31, 2019	(177)	1	(67)	(243)
Other comprehensive income (loss)	43	—	11	54
Income tax benefit (expense)	—	—	(3)	(3)
Net current period other comprehensive income (loss)	43	—	8	51
Balance, as of December 31, 2020	$(134)	$1	$(59)	$(192)

13.Income Taxes
Income before income taxes and the income tax provision consisted of the following (in millions):

	Year Ended December 31,
	2020	2019	2018
Income before income taxes
Domestic	$1,449	$1,333	$1,371
Foreign	1,317	1,148	1,149
Total	$2,766	$2,481	$2,520

Income tax provision
Current tax expense:
Federal	$166	$189	$140
State	136	124	107
Foreign	264	241	226
Total	$566	$554	$473

Deferred tax expense (benefit):
Federal	$73	$(21)	$29
State	(42)	(4)	9
Foreign	61	(8)	(11)
	$92	$(33)	$27
Total income tax expense (benefit)	$658	$521	$500

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Statutory federal income tax rate	21%	21%	21%
State and local income taxes, net of federal benefit	3	4	3
Foreign tax rate differential	(1)	(1)	(1)
Current year tax benefit from foreign derived intangible income	(1)	(1)	—
Deferred tax expense/(benefit) due to tax law changes	2	—	—
Unrecognized tax benefits	1	—	—
State apportionment changes	(1)	—	—
Other	—	(2)	(3)
Total provision for income taxes	24%	21%	20%
Our effective tax rates were 24%, 21% and 20% in 2020, 2019 and 2018, respectively. The effective tax rate in 2020 is higher than the effective tax rate in 2019 primarily due to U.K. tax law changes enacted in July 2020, partially offset by favorable state apportionment changes as a result of our acquisition of Ellie Mae, as well as favorable changes in certain international tax provisions as part of the TCJA in 2019. The impact of the U.K. tax law and state apportionment changes are outlined in the above effective tax rate reconciliation.
In 2015 and 2016, the U.K. enacted corporate income tax rate reductions from 19% to 17% to be effective prospectively on April 1, 2020 and we recorded associated deferred tax benefits in those years. In July 2020, the U.K. enacted a reinstatement of the U.K. corporate income tax rate back to 19%, effective April 1, 2020. As a result, we revalued our U.K. deferred tax assets and liabilities at the 19% rate and recorded a $65 million deferred tax expense during 2020.
The effective tax rate in 2019 was higher than in 2018 primarily due to 2018 discrete tax benefits from the acquisition of MERS and the divestiture of Trayport exceeding the net increased tax benefits recorded in 2019 from certain international tax provisions under the TCJA, including the tax benefit from Foreign-Derived Intangible Income, or FDII. The impact of the 2019 FDII benefit is outlined in the above effective tax rate reconciliation. The tax benefit from the acquisition of MERS is included in "Other" in the above effective tax rate reconciliation in 2018.
Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As a result of the U.K. corporate income tax rate change from 17% to 19% enacted in the third quarter of 2020, we revalued the U.K. deferred tax assets and liabilities at 19% for the period ended December 31, 2020. Certain unrecognized tax benefits associated with our acquisition of Ellie Mae are presented as a reduction to related deferred tax assets. The following table summarizes the significant components of our deferred tax liabilities and assets as of December 31, 2020 and 2019 (in millions):

	As of December 31,
	2020	2019
Deferred tax assets:
Deferred and stock-based compensation	$82	$82
Liability reserve	49	38
Tax credits	14	2
Loss carryforward	115	129
Deferred revenue	26	22
Lease liability	93	82
Other	33	47
Total	412	402
Valuation allowance	(95)	(119)
Total deferred tax assets, net of valuation allowance	$317	$283
Deferred tax liabilities:
Property and equipment	$(153)	$(132)
Acquired intangibles	(3,606)	(2,382)
Right of use asset	(75)	(64)
Equity investment	(46)	(19)
Total deferred tax liabilities	$(3,880)	$(2,597)
Net deferred tax liabilities	$(3,563)	$(2,314)
Reported as:
Net non-current deferred tax liabilities	$(3,563)	$(2,314)
A reconciliation of the beginning and ending amount of deferred income tax valuation allowance is as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Beginning balance of deferred income tax valuation allowance	$119	$119	$126
Charges against goodwill	2	1	—
Decreases	(26)	(1)	(7)
Ending balance of deferred income tax valuation allowance	$95	$119	$119
We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that it is more likely than not that some or all of the deferred tax assets will not be realized. We recorded a valuation allowance for deferred tax assets of $95 million and $119 million as of December 31, 2020 and 2019, respectively. Decreases in 2020 are primarily due to certain tax attributes that expired during the year and increased future taxable capital gains. Decreases in 2018 primarily relate to utilization of certain deferred tax assets on capital losses that we did not expect to be realizable. Increases charged against goodwill primarily relate to deferred tax assets arising on acquisitions.
Effective January 1, 2018, the majority of our current undistributed earnings of our non-U.S. subsidiaries became subject to the Global Intangible Low-Taxed Income provisions under the TCJA and, as such, are subject to immediate U.S. income taxation and can be distributed to the U.S. with no material additional income tax consequences in the future. Consequently, these earnings are not considered to be indefinitely reinvested and the related tax impact is included in our income tax provision for 2020, 2019 and 2018.
However, our non-U.S. subsidiaries’ cumulative undistributed earnings as of December 31, 2020 and the 2019 and 2018 current undistributed earnings that are not subject to the Global Intangible Low-Taxed Income provisions are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability is not practicable. An estimate of these indefinitely reinvested undistributed earnings as of December 31, 2020, based on post-income tax earnings under U.S. GAAP, is $5.6 billion.
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
In 2018 we adopted an accounting policy regarding the treatment of taxes due on future inclusion of non-U.S. income in U.S. taxable income under the Global Intangible Low-Taxed Income provisions as a current period expense when incurred. Therefore, no deferred tax related to these provisions has been recorded as of December 31, 2020 or 2019.
As of December 31, 2020 and 2019, we have gross U.S. federal net operating loss carryforwards of $125 million and $119 million, respectively, and gross state and local net operating loss carryforwards of $241 million and $110 million, respectively. The increases of federal and state and local net operating loss carryforwards are primarily due to additions related to acquisitions. The net operating loss carryforwards are available to offset future taxable income until they expire, with amounts beginning in 2026. In addition, as of December 31, 2020 and 2019, we have gross foreign net operating loss carryforwards of $276 million and $282 million, respectively. The majority of gross foreign net operating losses are not expected to be realizable in future periods and have related valuation allowances.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Beginning balance of unrecognized tax benefits	103	98	$115
Additions related to acquisitions	58	—	—
Additions based on tax positions taken in current year	21	17	13
Additions based on tax positions taken in prior years	14	9	7
Reductions based on tax positions taken in prior years	—	(1)	—
Reductions resulting from statute of limitation lapses	(5)	(13)	(19)
Reductions related to settlements with taxing authorities	(3)	(7)	(18)
Ending balance of unrecognized tax benefits	$188	$103	$98
As of December 31, 2020 and 2019, the balance of unrecognized tax benefits which would, if recognized, affect our effective tax rate was $109 million and $85 million, respectively. It is reasonably possible, as a result of settlements of ongoing audits or statute of limitations expirations, unrecognized tax benefits could increase as much as $21 million and decrease as much as $15 million within the next 12 months. Of the $188 million in unrecognized tax benefits as of December 31, 2020, $173 million is recorded within other non-current liabilities and $15 million is recorded within other current liabilities.
We recognize interest and penalties accrued on income tax uncertainties as a component of income tax expense. In 2020, 2019 and 2018, we recognized $6 million, $5 million and ($6 million), respectively, of income tax expense/ (benefit) for interest and penalties. As of December 31, 2020 and 2019, accrued interest and penalties were $39 million and $33 million, respectively. Of the $39 million in accrued interest and penalties as of December 31, 2020, $31 million is recorded within other non-current liabilities and $8 million is recorded within other current liabilities in the accompanying consolidated balance sheet.
We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The following table summarizes open tax years by major jurisdiction:

Jurisdiction	Open Tax Years
U.S. Federal	2017 - 2020
U.S. States	2008 - 2020
U.K.	2018 - 2020
Netherlands	2019 - 2020
Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, including interest and penalties, have been provided for any adjustments expected to result from open tax years.

14.Clearing Operations
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

Our clearing houses are responsible for providing clearing services to each of our futures exchanges, and in some cases to third-party execution venues, and are as follows, referred to herein collectively as "the ICE Clearing Houses":

Clearing House	Products Cleared	Exchange where Executed	Location
ICE Clear Europe	Energy, agricultural, interest rates and equity index futures and options contracts and OTC European CDS instruments	ICE Futures Europe, ICE Futures U.S., ICE Endex and third-party venues	U.K.
ICE Clear U.S.	Agricultural, metals, and foreign exchange, or FX index futures and options contracts, equity futures contracts and digital assets futures contracts	ICE Futures U.S.	U.S.
ICE Clear Credit	OTC North American, European, Asian-Pacific and Emerging Market CDS instruments	Creditex and third-party venues	U.S.
ICE Clear Netherlands	Derivatives on equities and equity indices traded on regulated markets	ICE Endex	The Netherlands
ICE Clear Singapore	Energy, metals and financial futures products and digital assets futures contracts	ICE Futures Singapore	Singapore
ICE NGX	Physical North American natural gas, electricity and oil futures	ICE NGX	Canada
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
As of December 31, 2020 and 2019, the ICE Clearing Houses had received or had been pledged $154.1 billion and $126.0 billion, respectively, in cash and non-cash collateral in original margin and guaranty fund deposits to cover price movements of underlying contracts for both periods.
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
In addition, we have contributed our own capital that could be used if a defaulting Member’s original margin and guaranty fund deposits are insufficient. Such amounts are recorded as long-term restricted cash and cash equivalents in our balance sheets and are as follows (in millions):

	ICE Portion of Guaranty Fund Contribution		Default insurance
	As of December 31,		As of December 31,
Clearing House	2020	2019	2020	2019
ICE Clear Europe	$237	$233	$75	$75
ICE Clear U.S.	103	103	25	25
ICE Clear Credit	50	50	50	50
ICE Clear Netherlands	2	2	N/A	N/A
ICE Clear Singapore	1	1	N/A	N/A
ICE NGX	15	15	100	100
Total	$408	$404	$250	$250
Of our total contribution to ICE Clear U.S. above, $35 million is solely applicable to any losses associated with a default in Bitcoin contracts and other digital assets that ICE Clear U.S. may clear in the future. In April 2020, we increased our contribution to ICE Clear Europe's guaranty fund by $4 million.
In September 2019, we added a layer of insurance to our Member default protection. The default insurance has a three-year term for the following clearing houses in the following amounts: ICE Clear Europe - $75 million; ICE Clear U.S. - $25 million; and ICE Clear Credit - $50 million. The default insurance layer resides after and in addition to the ICE Clear Europe, ICE Clear U.S. and ICE Clear Credit SITG contributions and before the guaranty fund contributions of the non-defaulting Members.
Similar to SITG, the default insurance layer is not intended to replace or reduce the position risk-based amount of the guaranty fund. As a result, the default insurance layer is not a factor that is included in the calculation of the Members’ guaranty fund contribution requirement. Instead, it serves as an additional, distinct, and separate default resource that should serve to further protect the non-defaulting Members’ guaranty fund contributions from being mutualized in the event of a default.
As of December 31, 2020, ICE NGX maintains a guaranty fund utilizing a $100 million letter of credit and a default insurance policy, discussed below.
Cash and Cash Equivalent Deposits
We have recorded cash and cash equivalent margin deposits and amounts due in our balance sheets as current assets with corresponding current liabilities to the Members. As of December 31, 2020, our cash and cash equivalent margin deposits are as follows (in millions):

	ICE Clear Europe (1)	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$33,726	$34,922	$7,288	$—	$12	$75,948
Unsettled variation margin, net	—	—	—	99	—	99
Guaranty fund	4,374	2,574	502	—	5	7,455
Delivery contracts receivable/payable, net	—	—	—	581	—	581
Total	$38,100	$37,496	$7,790	$680	$17	$84,083
As of December 31, 2019, our cash and cash equivalent deposits, are as follows (in millions):

	ICE Clear Europe (2)	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$28,318	$22,145	$6,802	$—	$2	$57,267
Unsettled variation margin, net	—	—	—	255	—	255
Guaranty fund	4,144	2,268	463	—	5	6,880
Delivery contracts receivable/payable, net	—	—	—	585	—	585
Total	$32,462	$24,413	$7,265	$840	$7	$64,987
(1) $31.8 billion and $6.3 billion is related to futures/options and CDS, respectively.
(2) $27.4 billion and $5.1 billion is related to futures/options and CDS, respectively.

Our cash and cash equivalent margin and guaranty fund deposits are maintained in accounts with central banks and highly-rated financial institutions or secured through direct investments, primarily in U.S. Treasury securities with original maturities of less than three months, or reverse repurchase agreements with primarily overnight maturities.
To provide a tool to address the liquidity needs of our clearing houses and manage the liquidation of margin and guaranty fund deposits held in the form of cash and high quality sovereign debt, ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. have entered into Committed Repurchase Agreement Facilities, or Committed Repo. Additionally, ICE Clear Credit and ICE Clear Netherlands have entered into Committed FX Facilities to support these liquidity needs. As of December 31, 2020 the following facilities were in place:
•ICE Clear Europe: $1.0 billion in Committed Repo to finance U.S. dollar, euro and pound sterling deposits.
•ICE Clear Credit: $300 million in Committed Repo to finance U.S. dollar and euro deposits, €250 million in Committed Repo to finance euro deposits, and €1.9 billion in Committed FX Facilities to finance euro payment obligations.
•ICE Clear U.S.: $250 million in Committed Repo to finance U.S. dollar deposits.
•ICE Clear Netherlands: €10 million in Committed FX Facilities to finance euro payment obligations.
Details of our cash and cash equivalent deposits are as follows (in millions):

Clearing House	Investment Type	As of December 31, 2020	As of December 31, 2019
ICE Clear Europe	National Bank Account (1)	$10,887	$9,667
ICE Clear Europe	Reverse repo	23,696	19,187
ICE Clear Europe	Sovereign Debt	3,501	3,591
ICE Clear Europe	Demand deposits	16	17
ICE Clear Credit	National Bank Account	30,275	19,480
ICE Clear Credit	Reverse repo	4,520	2,411
ICE Clear Credit	Demand deposits	2,701	2,522
ICE Clear U.S.	Reverse repo	5,690	4,320
ICE Clear U.S.	Sovereign Debt	2,100	2,945
Other ICE Clearing Houses	Demand deposits	17	7
ICE NGX	Unsettled Variation Margin and Delivery Contracts Receivable/Payable	680	840
Total		$84,083	$64,987
(1) As of December 31, 2020, ICE Clear Europe held €6.3 billion ($7.7 billion based on the euro/U.S. dollar exchange rate of 1.2216 as of December 31, 2020) at De Nederlandsche Bank, or DNB, £2.3 billion ($3.1 billion based on the pound sterling/U.S. dollar exchange rate of 1.3665 as of December 31, 2020) at the Bank of England, or BOE and €10 million ($12 million based on the above exchange rate) at the BOE. As of December 31, 2019, ICE Clear Europe held €8.0 billion ($9.0 billion based on the euro/U.S. dollar exchange rate of 1.1212 as of December 31, 2019) at DNB, £500 million ($663 million based on the pound sterling/U.S. dollar exchange rate of 1.3260 as of December 31, 2019) at the BOE and €10 million ($11 million based on the above exchange rate) at the BOE.
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

	As of December 31, 2020
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$36,295	$9,523	$20,216	$—	$66,034
Letters of credit	—	—	—	2,329	2,329
ICE NGX cash deposits	—	—	—	405	405
Total	$36,295	$9,523	$20,216	$2,734	$68,768
Guaranty fund:
Government securities at face value	$508	$515	$250	$—	$1,273

	As of December 31, 2019
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$30,635	$13,710	$12,633	$—	$56,978
Letters of credit	—	—	—	2,469	2,469
ICE NGX cash deposits	—	—	—	362	362
Total	$30,635	$13,710	$12,633	$2,831	$59,809
Guaranty fund:
Government securities at face value	$475	$523	$243	$—	$1,241
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
ICE NGX requires Members to maintain cash or letters of credit to serve as collateral in the event of default. The cash is maintained in a segregated bank account, held in trust and remains the property of the Member, therefore, it is not included in our balance sheets. ICE NGX maintains the following accounts with a third-party Canadian chartered bank which are available in the event of physical settlement shortfalls, subject to certain conditions:

Account Type:	As of December 31, 2020 (In C$ millions)	As of December 31, 2020 (In $USD millions)
Daylight liquidity facility	$300	$235
Overdraft facility	20	16
Total	$320	$251
As of December 31, 2020, ICE NGX maintains a guaranty fund of $100 million funded by a letter of credit issued by a major Canadian chartered bank, and backed by default insurance underwritten by Export Development Canada, or EDC, a Crown corporation operated at arm’s length from the Canadian government. In the event of a participant default where the Member’s collateral is depleted, the shortfall would be covered by a draw down on the letter of credit following which ICE NGX would file a claim under the default insurance to recover additional losses up to $100 million beyond the $15 million first-loss amount that ICE NGX is responsible for under the default insurance policy.
Clearing House Exposure
The net notional value of unsettled contracts was $3.2 trillion as of December 31, 2020. Each ICE Clearing House bears financial counterparty credit risk and provides a central counterparty guarantee, or performance guarantee, to its Members. To reduce their exposure, the ICE Clearing Houses have a risk management program with both initial and ongoing membership standards. Excluding the effects of original and variation margin, guaranty fund and collateral requirements, the ICE Clearing Houses’ maximum estimated exposure for this guarantee is $136.6 billion as of December 31, 2020, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one-day movement in pricing of the underlying unsettled contracts. This value was determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than this amount.
We also performed calculations to determine the fair value of our counterparty performance guarantee taking into consideration factors such as daily settlement of contracts, margining and collateral requirements, other elements of our risk management program, historical evidence of default payments, and estimated probability of potential default payouts by the ICE Clearing Houses. Based on these analyses, the estimated counterparty performance guarantee liability was determined to be nominal and no liability was recorded as of December 31, 2020 or 2019. The ICE Clearing Houses have never experienced an incident of a clearing member default which has required the use of the guaranty funds of non-defaulting clearing members or the assets of the ICE Clearing Houses.

15.Commitments and Contingencies
Leases
We have lease agreements for office space, equipment facilities and certain computer equipment for varying periods that expire at various dates through 2029. All of our leases are classified as operating leases. For details of our lease assets, lease liabilities and rent expense see Note 2.
Legal Proceedings
In the ordinary course of our business, from time to time we are subject to legal proceedings, lawsuits, government investigations and other claims with respect to a variety of matters. In addition, we are subject to periodic reviews, inspections, examinations and investigations by regulators in the U.S. and other jurisdictions, any of which may result in claims, legal proceedings, assessments, fines, penalties, restrictions on our business or other sanctions. We record estimated expenses and reserves for legal or regulatory matters or other claims when these matters present loss contingencies that are probable and the related amount is reasonably estimable. Any such accruals may be adjusted as circumstances change. Assessments of losses are inherently subjective and involve unpredictable factors. While the outcome of legal and regulatory matters is inherently difficult to predict and/or the range of loss often cannot be reasonably estimable, we do not believe that the liabilities, if any, which may ultimately result from the resolution of the various legal and regulatory matters that arise in the ordinary course of our business, including the matters described below, are likely to have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to these legal and regulatory matters. Other than a $30 million accrual for potential legal settlements recorded as of December 31, 2020, a range of possible losses related to certain cases below cannot be reasonably estimated at this time, except as otherwise disclosed below.
City of Providence Litigation
In 2014, New York Stock Exchange LLC and NYSE Arca, Inc., two of our subsidiaries, were among more than 40 financial institutions and U.S.-based equity exchanges named as defendants in four purported class action lawsuits filed in the U.S. District Court for the Southern District of New York, or the Southern District, by the City of Providence, Rhode Island, and other plaintiffs. In a subsequent consolidated amended complaint filed against only the exchange defendants (which include exchanges owned and operated by Nasdaq and Cboe), the plaintiffs asserted claims on behalf of a class of “all public investors” who bought or sold stock from April 18, 2009 to the present on the named exchanges.
In 2015, the district court granted a motion to dismiss filed by the exchange defendants and dismissed the complaint with prejudice. The court held that the plaintiffs had failed to sufficiently state a claim under Sections 10(b) and 6(b) of the Exchange Act, and additionally that some of the claims were barred by the doctrine of self-regulatory organization immunity. The plaintiffs appealed, and in 2017 the U.S. Court of Appeals for the Second Circuit, or the Second Circuit, issued a decision vacating the dismissal and remanding the case to the district court for further proceedings. The Second Circuit held that the claims against the exchanges were not barred by the doctrine of self-regulatory organization immunity because (in the view of the Second Circuit) the exchanges were not carrying out regulatory functions while operating their markets and engaging in the challenged conduct at issue, and that the plaintiffs had adequately pleaded claims against the defendants under Section 10(b) of the Exchange Act. The Second Circuit directed that, on remand, the district court should address and rule upon various other defenses raised by the exchanges in their motion to dismiss (which the district court did not address in its prior opinion and order).
In 2019, the district court denied a new motion to dismiss filed by the defendants, and the exchanges filed answers to the complaint, denying the principal allegations of the plaintiffs, denying liability in the matter, and asserting various affirmative defenses. Under the existing case schedule, the discovery period in the matter is scheduled to continue through most of 2021, and also during 2021 the plaintiffs are expected to move for class certification and the defendants intend to seek the dismissal of the matter through one or more motions for summary judgment.

LIBOR Litigation
In 2019, three virtually identical purported class action complaints were filed in the Southern District against ICE and several of its subsidiaries, including ICE Benchmark Administration Limited (“IBA”) (the “ICE Defendants”), as well as 18 multinational banks and various of their respective subsidiaries and affiliates (the “Panel Bank Defendants”) by, respectively, Putnam Bank, a savings bank based in Putnam, Connecticut; two municipal pension funds affiliated with the City of Livonia, Michigan; and four retirement and benefit funds affiliated with the Hawaii Sheet Metal Workers Union. IBA is the administrator for various regulated benchmarks, including the ICE LIBOR benchmark that is calculated daily based upon the submissions from a reference panel (which includes the Panel Bank Defendants).
The plaintiffs sought to litigate on behalf of a purported class of all U.S.-based persons or entities who transacted with a Panel Bank Defendant by receiving a payment on an interest rate indexed to a one-month or three-month USD LIBOR-benchmarked rate during the period from February 1, 2014 to the present. The plaintiffs alleged that the ICE and Panel Bank Defendants engaged in a conspiracy to set the LIBOR benchmark at artificially low levels, with an alleged purpose and effect of depressing payments by the Panel Bank Defendants to members of the purported class.
Subsequent to the filing of the individual complaints, the various plaintiffs referenced above filed a consolidated amended complaint against the ICE and Panel Bank Defendants. As with the individual complaints, the consolidated amended complaint asserted a claim for violations of the Sherman and Clayton Antitrust Acts and sought unspecified treble damages and other relief. The ICE and Panel Bank Defendants filed motions to dismiss the consolidated amended complaint.
On March 26, 2020, the court issued a decision and order granting the ICE and Panel Bank Defendants' motions to dismiss for failure to state a claim. Among other things, the court found that the amended complaint “…is made up of almost entirely conclusory allegations and is essentially devoid of any evidence, direct or circumstantial, to support the conclusion that Defendants colluded with one another.”
The plaintiffs appealed the decision to the Second Circuit. While briefing of the appeal was ongoing, each of the named plaintiffs withdrew from the case. Plaintiffs’ counsel, by request dated December 28, 2020, sought permission on behalf of DYJ Holdings, LLC, a New Jersey-based holding company, to intervene for the purpose of serving as named plaintiff and representative of the purported class; the defendants opposed this request and requested that the Second Circuit dismiss the appeal. The parties are awaiting a decision from the Second Circuit.
ICE Data Pricing & Reference Data Matter
Our subsidiary ICE Data Pricing & Reference Data, LLC (“PRD”) is a registered investment advisor in the business of, among other things, providing clients with evaluated pricing and other information for fixed-income securities. PRD formerly had a business practice of passing through third-party price quotes (“broker quotes”) in certain fixed income securities as-is to its clients when PRD did not believe it had the capability to model an evaluated price for such securities. Broker quoted securities were less than 2% of the securities PRD priced. A list of securities that were broker quoted, as distinguished from evaluated, was made available to PRD’s clients every day. PRD first notified its clients on December 16, 2019 that it would cease providing broker quotes and did so as of October 1, 2020.
On December 9, 2020, following an SEC investigation of PRD’s legacy business practices with respect to broker quotes, the SEC announced a settlement in which PRD, without admitting or denying the findings therein, agreed to pay an $8 million civil monetary penalty, together with certain non-monetary provisions. For further details about the settlement and underlying matter under investigation, please refer to Order Instituting Administrative and Cease-and-Desist Proceedings, Pursuant to Sections 203(e) and 203(k) of the Investment Advisers Act of 1940, Making Findings, and Imposing Remedial Sanctions and a Cease-and-Desist Order, Administrative Proceeding File No. 3-20164 (In the Matter of ICE Data Pricing & Reference Data, LLC).
Separately, PRD’s legacy business practices with respect to broker quotes received from a now-bankrupt entity named Live Well Financial, Inc. (“Live Well”) are relevant to potential civil claims against PRD. In August 2019, the SEC and the United States Department of Justice, respectively, filed civil and criminal charges against Live Well and certain of its executives, alleging that Live Well fraudulently provided over-stated “broker quotes” to a then-unnamed “industry-leading price service” (which was PRD). Certain of Live Well’s financial institution creditors and its bankruptcy trustee have asserted to PRD that they believe they have putative claims against PRD related to Live Well’s actions. More specifically, PRD understands that three financial institution creditors collectively assert approximately $100 million in claimed losses as a result of their lending relationships with Live Well, for which they now maintain PRD is responsible, along with other damages. The Chapter 7 Trustee appointed in connection with the Live Well bankruptcy also asserts PRD should be responsible for damages allegedly sustained by Live Well itself as a result of PRD’s publication of broker quotes supplied by Live Well’s executives. In response to these claims, PRD denies any wrongdoing. To the extent these may become litigated matters, we plan to vigorously defend any such litigation.

SPAN Trademark Dispute
CME Group, Inc., or CME, filed suit against two of ICE’s clearing houses (ICE Clear U.S. and ICE Clear Europe Limited) in 2018 in the U.S. District Court for the Northern District of Illinois, alleging infringement of CME’s trademark for SPAN, which is a name generally used to refer to a type of initial margining approach that assesses risk for a variety of financial instruments on a portfolio-wide basis, as well as breach of contract and counterfeiting. The ICE clearing entities and CME were parties to 10-year license agreements that expired in 2017, pursuant to which the clearing entities paid CME a collective total of $50,001 over such 10-year period for the right to use the SPAN trademark. The dispute underlying the claims relates to the period of time following expiration of the license agreements during which the ICE clearing entities continued to make some reference to SPAN.
In 2020, CME informed ICE and the court that it was not seeking compensatory damages based on the license fees but rather that the principal relief to be sought by CME at trial would be the disgorgement of profits of the ICE clearing entities over the approximate one-year period during which the mark was referenced following expiration of the formal agreements. In August 2020, the parties mediated the matter but were unable to reach an agreement. During the lawsuit and the September 2020 bench trial in this matter, the ICE clearing entities asserted various defenses to CME’s claims, including an implied license defense; denied that the SPAN trademark has any value; and presented evidence and legal argument that disgorgement of ICE’s clearing profits is not an appropriate equitable remedy, particularly because none of the ICE clearing entities’ profits are attributable to the use of the SPAN trademark. The parties are awaiting a decision by the court and we cannot reasonably estimate an amount of damages, if any, at this time.
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

16.Pension and Other Benefit Programs
Defined Benefit Pension Plan
We have a pension plan covering employees in certain of our U.S. operations whose benefit accrual has been frozen. Retirement benefits are derived from a formula, which is based on length of service and compensation.
We did not make any contributions to our pension plan during 2020, 2019 or 2018. The plan’s target allocation is 5% equity securities and 95% fixed income securities. The fixed income allocation includes corporate bonds of companies from diversified industries and U.S. government bonds. Our long-term objective is to keep the plan at or near full funding, while minimizing the risk inherent in pension plans. As a result, we don't anticipate that there will be a strong need for contributions in future years, and the pension plan will not be required to pay the Pension Benefit Guaranty Corporation variable rate premiums. We do not expect to make contributions to the pension plan in 2021. We will continue to monitor the plan’s funded status, and we will consider modifying the plan’s investment policy based on the actuarial and funding characteristics of the retirement plan, the demographic profile of plan participants, and our business objectives.
The fair values of our plan assets as of December 31, 2020, by asset category, are as follows (in millions):

	Fair Value Measurements
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$14	$—	$—	$14
Equity securities:
U.S. large-cap	—	29	—	29
U.S. small-cap	—	8	—	8
International	—	15	—	15
Fixed income securities	143	784	6	933
Total	$157	$836	$6	$999

The above table excludes trades pending settlement with a net obligation of $24 million as of December 31, 2020. These trades settled in January 2021.
The fair values of our plan assets as of December 31, 2019, by asset category, are as follows (in millions):

	Fair Value Measurements
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$7	$—	$—	$7
Equity securities:
U.S. large-cap	—	25	—	25
U.S. small-cap	—	7	—	7
International	—	13	—	13
Fixed income securities	137	751	6	894
Total	$144	$796	$6	$946

The above table excludes trades pending settlement with a net obligation of $52 million as of December 31, 2019. These trades settled in January 2020.
The measurement dates for the pension plan are December 31, 2020 and 2019. The following table provides a summary of the changes in the pension plan’s benefit obligations and the fair value of assets measured using the valuation techniques described in Note 17, as of December 31, 2020 and 2019 and a statement of funded status of the pension plan as of December 31, 2020 and 2019 (in millions):

	As of December 31,
	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$861	$791
Interest cost	22	28
Actuarial loss	78	90
Benefits paid	(47)	(48)
Benefit obligation at year end	$914	$861
Change in plan assets:
Fair value of plan assets at beginning of year	$894	$794
Actual return on plan assets	128	148
Benefits paid	(47)	(48)
Fair value of plan assets at end of year	$975	$894
Funded status	$61	$33
Accumulated benefit obligation	$914	$861
Amounts recognized in the accompanying consolidated balance sheets:
Accrued pension plan asset	$61	$33
The following shows the components of the pension plan expense (benefit) for 2020, 2019 and 2018 (in millions):

	Year Ended December 31,
	2020	2019	2018
Interest cost	$22	$28	$26
Estimated return on plan assets	(25)	(31)	(29)
Amortization of loss	5	3	4
Aggregate pension expense (benefit)	$2	$—	$1
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

The following shows the projected payments for the pension plan based on actuarial assumptions (in millions):

2021	$50
2022	49
2023	50
2024	49
2025	50
Next 5 years	240
Supplemental Executive Retirement Plan
We have a U.S. nonqualified supplemental executive retirement plan, or SERP, which provides supplemental retirement benefits for certain employees. The future benefit accrual of the SERP plan is frozen. To provide for the future payments of these benefits, we have purchased insurance on the lives of certain of the participants through company-owned policies. As of December 31, 2020 and 2019, the cash surrender value of such policies was $60 million and $58 million, respectively, and is included in other non-current assets in the accompanying consolidated balance sheets. We also acquired a SERP through both the ICE NGX and CHX acquisitions. The following table provides a summary of the changes in the SERP benefit obligations (in millions):

	As of December 31,
	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$41	$41
Interest cost	1	1
Actuarial loss	1	4
Benefits paid	(5)	(5)
Benefit obligation at year end	$38	$41
Funded status	$(38)	$(41)
Amounts recognized in the accompanying consolidated balance sheets:
Other current liabilities	$(5)	$(5)
Accrued employee benefits	(33)	(36)
SERP plan expense in the accompanying consolidated statements of income was $1 million each year in 2020, 2019 and 2018 and primarily consisted of interest cost. The following table shows the projected payments for the SERP plan based on the actuarial assumptions (in millions):

Projected SERP Plan Payments
2021	$5
2022	4
2023	4
2024	3
2025	3
Next 5 years	11
Pension and SERP Plans Assumptions
The weighted-average assumptions used to develop the actuarial present value of the projected benefit obligation and net periodic pension/SERP costs in 2020, 2019 and 2018 are set forth below:

Year Ended December 31,
	2020	2019	2018
Weighted-average discount rate for determining benefit obligations (pension/SERP plans)	2.2% / 1.6%	3.0% / 2.7%	4.0% / 3.8%
Weighted-average discount rate for determining interest costs (pension/SERP plans)	2.6% / 2.3%	3.7% / 3.5%	3.0% / 2.7%
Expected long-term rate of return on plan assets (pension/SERP plans)	3.1% / N/A	3.9% / N/A	3.5% / N/A
Rate of compensation increase	N/A	N/A	N/A
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
Post-retirement Benefit Plans
Our defined benefit plans provide certain health care and life insurance benefits for certain eligible retired NYSE U.S. employees. These post-retirement benefit plans, which may be modified in accordance with their terms, are fully frozen. The net periodic post-retirement benefit costs were $2 million, $2 million and $5 million in 2020, 2019 and 2018, respectively. The defined benefit plans are unfunded and we currently do not expect to fund the post-retirement benefit plans. The weighted-average discount rate for determining the benefit obligation as of December 31, 2020 and 2019 is 2.1% and 3.0%, respectively. The weighted-average discount rate for determining the interest cost as of December 31, 2020 and 2019 is 2.6% and 3.7%, respectively. The following table shows the actuarial determined benefit obligation, interest costs, employee contributions, actuarial (gain) loss, benefits paid during the periods and the accrued employee benefits (in millions):

	As of December 31,
	2020	2019
Benefit obligation at the end of year	$153	$142
Interest cost	4	5
Actuarial (gain) loss	17	(8)
Employee contributions	2	3
Benefits paid	(12)	(12)
Amounts recognized in the accompanying consolidated balance sheets:
Other current liabilities	$(8)	$(8)
Accrued employee benefits	(145)	(134)
The following table shows the payments projected for our post-retirement benefit plans (net of expected Medicare subsidy receipts of $10 million in aggregate over the next ten fiscal years) based on actuarial assumptions (in millions):

Projected Post-Retirement Benefit by Year:	Projected Payment
2021	$8
2022	8
2023	8
2024	8
2025	8
Next 5 years	40
For measurement purposes, we assumed a 6.2% annual rate of increase in the per capita cost of covered health care benefits in 2020 which will decrease on a graduated basis to 4.5% in the year 2038 and thereafter.
Accumulated Other Comprehensive Loss
The accumulated other comprehensive loss, after tax, as of December 31, 2020, consisted of the following amounts that have not yet been recognized in net periodic benefit cost (in millions):

	Pension Plans	SERP Plans	Post-retirement Benefit Plans	Total
Unrecognized net actuarial losses (gains), after tax	$65	$7	$(13)	$59
Other Benefit Plans and Defined Contribution Plans
Our U.S. employees are eligible to participate in 401(k) and profit sharing plans and our non-U.S. employees are eligible to participate in defined contribution pension plans. Total contributions under the 401(k), profit sharing and defined contribution pension plans were $52 million, $42 million and $39 million in 2020, 2019 and 2018, respectively. No discretionary or profit sharing contributions were made during 2020, 2019 or 2018.

17.Fair Value Measurements
Financial assets and liabilities recorded or disclosed at fair value in the accompanying consolidated balance sheets as of December 31, 2020 and 2019 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement.
Our mutual funds are equity and fixed income mutual funds held for the purpose of providing future payments for the supplemental executive savings plan and SERP. These mutual funds are classified as equity investments and measured at fair value using Level 1 inputs with adjustments recorded in net income (Note 16).
MERS held fixed income investments in 2019 as part of a reserve fund in order to satisfy the original terms of the governing documents of our June 2016 acquisition of a majority equity position in MERS (Note 4). The majority of these investments were held in U.S. Treasuries and measured at fair value using Level 1 inputs with adjustments recorded to other current liabilities. The remaining amount of the reserve fund was held in other fixed income investments and measured using Level 2 inputs. We sold these investments in 2020 and distributed the proceeds to the original MERS shareholders and as of December 31, 2020, no reserve balance remains.
Excluding our equity investments without a readily determinable fair value, all other financial instruments are determined to approximate fair value due to the short period of time to their maturities.
We did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of December 31, 2020 or 2019.
We measure certain assets, such as intangible assets, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of December 31, 2020 and 2019, except for the 2020 fair value adjustment related to our impairment of software developed at Bakkt that is no longer useful (Note 7) and the 2019 impairment of our ICE Futures Singapore exchange registration intangible assets (Note 8), none of our intangible assets were required to be recorded at fair value since no other impairments were recorded.
We measure certain equity investments at fair value on a non-recurring basis using our policy election under ASU No. 2016-01 (Note 2). During 2020, we evaluated transactions involving these investments and concluded that certain fair value adjustments were required under this election based on recent transactions related to our investment in Euroclear (Note 4).
See Note 14 for the fair value considerations related to our margin deposits, guaranty funds and delivery contracts receivable.
The table below displays the fair value of our debt as of December 31, 2020 and December 31, 2019. The fair values of our fixed rate notes were estimated using quoted market prices for these instruments. The fair value of our commercial paper includes a discount and other short-term debt approximates par value since the interest rates on this short-term debt approximate market rates as of December 31, 2020 and December 31, 2019.

	As of December 31, 2020		As of December 31, 2019
	(in millions)		(in millions)
Debt:	Carrying Amount	Fair value	Carrying Amount	Fair value
Commercial Paper	$2,405	$2,408	$1,311	$1,314
2.75% Senior Notes due December 1, 2020	—	—	1,248	1,259
Other short-term debt	6	6	10	10
2.35% Senior Notes due September 15, 2022	498	516	497	505
Floating rate Senior Notes due June 15, 2023	1,244	1,254	—	—
0.70% Senior Notes due June 15, 2023	995	1,008	—	—
3.45% Senior Notes due September 21, 2023	398	431	398	420
4.00% Senior Notes due October 15, 2023	796	878	794	855
3.75% Senior Notes due December 1, 2025	1,245	1,420	1,244	1,355
3.10% Senior Notes due September 15, 2027	496	560	496	526
3.75% Senior Notes due September 21, 2028	593	702	592	657
2.10% Senior Notes due June 15, 2030	1,232	1,308	—	—
1.85% Senior Notes due September 15, 2032	1,481	1,513	—	—
2.65% Senior Notes due September 15, 2040	1,229	1,286	—	—

	As of December 31, 2020		As of December 31, 2019
	(in millions)		(in millions)
Debt:	Carrying Amount	Fair value	Carrying Amount	Fair value
4.25% Senior Notes due September 21, 2048	1,230	1,590	1,229	1,490
3.00% Senior Notes due June 15, 2050	1,219	1,326	—	—
3.00% Senior Notes due September 15, 2060	1,470	1,570	—	—
Total debt	$16,537	$17,776	$7,819	$8,391

18.Segment Reporting
We previously operated as two reportable business segments, but effective October 1, 2020, we realigned our businesses as part of a review of, and changes in, our organizational structure following our acquisition of Ellie Mae. As a result, we changed our internal financial reporting and determined that a change in reportable segments had occurred. This presentation is reflective of how our chief operating decision maker reviews and operates our business. Prior periods have been adjusted to reflect this change.
As of December 31, 2020, our business is conducted through three reportable business segments, comprised of the following:
•Our Exchanges segment includes our global futures platforms for trade execution and clearing, NYSE trading and listings and various data services related to those platforms;
•Our Fixed Income and Data Services segment includes our fixed income and data analytics offerings, including pricing and reference data, analytics and indices, fixed income execution, or ICE Bonds, CDS clearing, our consolidated feeds, ICE Global Network businesses, other multi-asset class data and network services; and
•Our Mortgage Technology segment includes our MERS, Simplifile, and Ellie Mae mortgage services businesses which provide mortgage technology solutions for the U.S. residential mortgage market from application through closing and the secondary market.
While revenues are recorded specifically in the segment in which they are earned or to which they relate, a significant portion of our operating expenses are not solely related to a specific segment because the expenses serve functions that are necessary for the operation of more than one segment. We directly allocate expenses when reasonably possible to do so. Otherwise, we use a pro-rata revenue approach as the allocation method for the expenses that do not relate solely to one segment and serve functions that are necessary for the operation of all segments. Our October 1, 2020 change in business segment presentation triggered a reallocation of our segment operating expenses. Prior periods have been adjusted to reflect this change.
Our chief operating decision maker does not review total assets or statements of income below operating income by segments; therefore, such information is not presented below. Our three segments do not engage in intersegment transactions.

Financial data for our business segments is as follows in 2020, 2019 and 2018 (in millions):

	Year Ended December 31, 2020
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$1,120	$—	$—	$1,120
Agricultural and metals futures and options	245	—	—	245
Financial futures and options	357	—	—	357
Cash equities and equity options	2,585	—	—	2,585
OTC and other	296	—	—	296
Data and connectivity services	790	—	—	790
Listings	446	—	—	446
Fixed income execution	—	70	—	70
CDS clearing	—	208	—	208

	Year Ended December 31, 2020
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Fixed income data and analytics	—	1,018	—	1,018
Other data and network services	—	514	—	514
Origination technology	—	—	253	253
Network and closing solutions	—	—	158	158
Data and analytics	—	—	22	22
Registrations and other	—	—	162	162
Revenues	5,839	1,810	595	8,244
Transaction-based expenses	2,208	—	—	2,208
Revenues, less transaction-based expenses	3,631	1,810	595	6,036
Operating expenses	1,242	1,318	443	3,003
Operating income	$2,389	$492	$152	$3,033

	Year Ended December 31, 2019
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$992	$—	$—	$992
Agricultural and metals futures and options	251	—	—	251
Financial futures and options	332	—	—	332
Cash equities and equity options	1,643	—	—	1,643
OTC and other	233	—	—	233
Data and connectivity services	752	—	—	752
Listings	449	—	—	449
Fixed income execution	—	83	—	83
CDS clearing	—	214	—	214
Fixed income data and analytics	—	969	—	969
Other data and network services	—	490	—	490
Origination technology	—	—	—	—
Network and closing solutions	—	—	36	36
Data and analytics	—	—	—	—
Registrations and other	—	—	103	103
Revenues	4,652	1,756	139	6,547
Transaction-based expenses	1,345	—	—	1,345
Revenues, less transaction-based expenses	3,307	1,756	139	5,202
Operating expenses	1,140	1,317	72	2,529
Operating income	$2,167	$439	$67	$2,673

	Year Ended December 31, 2018
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$965	$—	$—	$965
Agricultural and metals futures and options	251	—	—	251
Financial futures and options	354	—	—	354
Cash equities and equity options	1,624	—	—	1,624
OTC and other	227	—	—	227
Data and connectivity services	708	—	—	708
Listings	444	—	—	444
Fixed income execution	—	63	—	63
CDS clearing	—	211	—	211

	Year Ended December 31, 2018
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Fixed income data and analytics	—	931	—	931
Other data and network services	—	476	—	476
Origination technology	—	—	—	—
Network and closing solutions	—	—	—	—
Data and analytics	—	—	—	—
Registrations and other	—	—	22	22
Revenues	4,573	1,681	22	6,276
Transaction-based expenses	1,297	—	—	1,297
Revenues, less transaction-based expenses	3,276	1,681	22	4,979
Operating expenses	1,114	1,265	17	2,396
Operating income	$2,162	$416	$5	$2,583
No customers or clearing members accounted for more than 10% of our segment revenues or consolidated revenues, less transaction-based expenses, in 2020. Revenue from one clearing member of the Exchanges segment comprised $368 million, or 11% of our Exchanges revenues less transaction-based expenses in 2019. Revenue from one clearing member of the Exchanges segment comprised $406 million, or 12% of our Exchanges revenues less transaction-based expenses in 2018. Clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, we believe that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional customers or clearing members accounted for more than 10% of our segment revenues or consolidated revenues in 2019 and 2018.

Geographical Information

The following represents our revenues, less transaction-based expenses, net assets and net property and equipment based on the geographic location (in millions):

	United States	Foreign Countries	Total
Revenues, less transaction-based expenses:
Year ended December 31, 2020	$3,933	$2,103	$6,036
Year ended December 31, 2019	$3,290	$1,912	$5,202
Year ended December 31, 2018	$3,087	$1,892	$4,979
Net assets:
As of December 31, 2020	$11,351	$8,183	$19,534
As of December 31, 2019	$9,038	$8,248	$17,286
Property and equipment, net:
As of December 31, 2020	$1,506	$207	$1,713
As of December 31, 2019	$1,353	$183	$1,536
The foreign countries category above primarily relates to the U.K. and to a lesser extent, EU, Israel, Canada and Singapore.

19.Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations in 2020, 2019 and 2018 (in millions, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Basic:
Net income attributable to Intercontinental Exchange, Inc.	$2,089	$1,933	$1,988
Weighted average common shares outstanding	552	561	575
Basic earnings per common share	$3.79	$3.44	$3.46
Diluted:
Weighted average common shares outstanding	552	561	575
Effect of dilutive securities - stock options and restricted stock	3	4	4
Diluted weighted average common shares outstanding	555	565	579
Diluted earnings per common share	$3.77	$3.42	$3.43
Basic earnings per common share is calculated using the weighted average common shares outstanding during the periods. The weighted average common shares outstanding decreased in 2020 from 2019 primarily due to stock repurchases, partially offset by the stock issued for the Ellie Mae acquisition, and the weighted average common shares outstanding decreased in 2019 from 2018, primarily due to stock repurchases (Note 12).
Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. During 2020, 2019 and 2018 372,000, 454,000 and 471,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share because to do so would have had an antidilutive effect. In addition, we have excluded warrants and preferred and common incentive units under the Bakkt Equity Incentive Plan because they are also antidilutive. As of both December 31, 2020 and 2019, there were 89,000 restricted stock units that were vested but have not been issued that are included in the computation of diluted earnings per share. Certain figures in the table above may not recalculate due to rounding.

20.Quarterly Financial Data (Unaudited)
The following table has been prepared from our financial records and reflects all adjustments that are necessary for a fair presentation of the results of operations for the interim periods presented (in millions, except per share amounts):

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Year Ended December 31, 2020
Revenues, less transaction-based expenses	$1,559	$1,395	$1,411	$1,671
Operating income	882	744	627	780
Net income attributable to Intercontinental Exchange, Inc.	650	523	390	526
Earnings per common share: (a)
Basic	$1.18	$0.96	$0.71	$0.94
Diluted	$1.17	$0.95	$0.71	$0.93

Year Ended December 31, 2019
Revenues, less transaction-based expenses	$1,270	$1,298	$1,336	$1,298
Operating income	665	680	706	622
Net income attributable to Intercontinental Exchange, Inc.	484	472	529	448
Earnings per common share: (a)
Basic	$0.85	$0.84	$0.95	$0.81
Diluted	$0.85	$0.84	$0.94	$0.80

(a)    The annual earnings per common share may not equal the sum of the individual quarter’s earnings per common share due to rounding.

21.Subsequent Events
On January 11, 2021, we announced that Bakkt had entered into a definitive agreement to combine with VPC Impact Acquisition Holdings, or VIH, a special purpose acquisition company sponsored by Victory Park Capital, or VPC.
The business combination between Bakkt and VIH is expected to result in over $500 million of cash on the combined company’s balance sheet, reflecting a contribution of up to $207 million of cash held in VIH’s trust account, and a $325 million concurrent private placement, or PIPE, of Class A common stock of the combined company, priced at $10.00 per share, including a $50 million commitment from us. The newly combined company will be renamed Bakkt Holdings, Inc. and is expected to be listed on the New York Stock Exchange.
As part of the transaction, Bakkt’s existing equity holders and management will roll 100% of their equity into the combined company. Assuming no shareholders of VIH exercise their redemption rights, current Bakkt equity holders, including ICE, will own approximately 78% of the combined company, VIH’s public shareholders will own approximately 8%, VPC will own 2%, and PIPE investors (a group that will also include us) will own approximately 12% of the issued and outstanding common stock of the combined company at closing.
Following completion of the business combination, which is expected to occur in the second quarter of 2021, we are expected to have a 65% economic interest and a minority voting interest in the combined company. Prior to the closing, Bakkt revenues and operating expenses will continue to be reported within our consolidated revenues and operating expenses. Following the closing, we will have a minority voting interest in the combined company and as a consequence, we expect to deconsolidate Bakkt and treat it as an equity method investment within our financial statements.
We have evaluated other subsequent events and determined that no other events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying financial statements.

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
(b)  Management’s Annual Report on Internal Control over Financial Reporting and the Attestation Report of the Independent Registered Public Accounting Firm.    Management’s report on its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 and the attestation report of Ernst & Young LLP on our internal control over financial reporting are set forth in Part II, Item 8 of this Annual Report.
(c)  Changes in Internal Controls over Financial Reporting.    Except as described below, there were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As a result, no corrective actions were taken. In September 2020, we acquired Ellie Mae and are in the process of integrating the acquired business into our overall internal control over financial reporting process. As permitted under applicable regulations, we have excluded Ellie Mae from our assessment of internal control over financial reporting as of December 31, 2020.

ITEM 9 (B).   OTHER INFORMATION
Not applicable.

PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our Board of Directors set forth under the caption “Item 1 — Election of Directors — Nominees for Election as Directors at the 2021 Annual Meeting” in our Proxy Statement for our 2021 Annual Meeting of Stockholders (“2021 Proxy Statement”) is incorporated herein by reference. Information relating to our executive officers is, pursuant to General Instruction G(3) of Form 10-K, set forth below under the caption “Information about our Executive Officers.” Information regarding compliance by our directors and executive officers and owners of more than ten percent of our Common Stock with the reporting requirements of Section 16(a) of the Exchange Act (Item 405 of Regulation S-K), set forth under the caption “Delinquent 16(a) Reports” in the 2021 Proxy Statement is incorporated herein by reference. Information relating to our financial expert serving on our Audit Committee (Item 407(d)(5) of Regulation S-K), our Nominating and Corporate Governance Committee (Item 407(c)(3) of Regulation S-K), and our Audit Committee (Item 407(d)(4) of Regulation S-K) is set forth under the caption “Meetings and Committees of the Board of Directors” in our 2021 Proxy Statement and is incorporated herein by reference.
Executive Officers
Set forth below, in accordance with General Instruction G(3) of Form 10-K, is information regarding our executive officers:

Name	Age	Title
Jeffrey C. Sprecher	65	Chairman of the Board and Chief Executive Officer
Scott A. Hill	53	Chief Financial Officer
Benjamin R. Jackson	48	President
David S. Goone	60	Chief Strategy Officer
Lynn C. Martin	44	President, Fixed Income & Data Services

Name	Age	Title
Andrew J. Surdykowski	50	General Counsel
Mark P. Wassersug	51	Chief Operating Officer
Jeffrey C. Sprecher.  Mr. Sprecher has been a director and our Chief Executive Officer since our inception and has served as Chairman of our Board of Directors since November 2002. As our Chief Executive Officer, he is responsible for our strategic direction, operational and financial performance. Mr. Sprecher acquired Continental Power Exchange, or CPEX, our predecessor company, in 1997. Prior to acquiring CPEX, Mr. Sprecher held a number of positions, including President, over a fourteen-year period with Western Power Group, Inc., a developer, owner and operator of large central-station power plants. While with Western Power, he was responsible for a number of significant financings. Mr. Sprecher holds a Bachelor of Science degree in Chemical Engineering from the University of Wisconsin and a Master of Business Administration from Pepperdine University.
Scott A. Hill.  Mr. Hill has served as Chief Financial Officer since May 2007. As our Chief Financial Officer, he is responsible for overseeing all aspects of our finance and accounting functions, treasury, tax, audit and controls, business development, human resources and investor relations. Prior to joining us, Mr. Hill spent 16 years as an international finance executive for IBM. He oversaw IBM’s worldwide financial forecasts and measurements from 2006 through 2007, working alongside the Chief Financial Officer of IBM and with all of the company’s global business units. Prior to that, Mr. Hill was Vice President and Controller of IBM Japan’s multi-billion dollar business operation from 2003 through 2005. He currently serves on the Board of Directors of VVC Exploration Corporation and serves on the Audit Committee. Mr. Hill earned his Bachelor of Business Administration in Finance from the University of Texas at Austin and his Master of Business Administration from New York University.
Benjamin R. Jackson.  Mr. Jackson has served as President since November 2017. Mr. Jackson is responsible for ICE's global technology, information security and operations and is responsible for coordinating global futures and OTC trading businesses. Additionally, he leads the integration planning and execution of our acquisitions and joint ventures as well as coordinating sales, marketing and public relation endeavors. Mr. Jackson previously served as Chief Commercial Officer, and prior to that President and Chief Operating Officer of ICE Futures U.S. Mr. Jackson joined us in July 2011 from SunGard, a leading software and technology provider to commodity market participants. At SunGard, he led the company’s energy and commodities business segment as Senior Executive Vice President. Prior to that, Mr. Jackson served as President of SunGard’s Kiodex commodity risk management platform. Mr. Jackson earned a Bachelor of Science degree in economics from John Carroll University with supporting studies at the London School of Economics and Political Science.
David S. Goone.  Mr. Goone has served as Chief Strategy Officer since March 2001. He is responsible for all aspects of our product line, including futures products and capabilities for ICE’s electronic platform. Mr. Goone is a Director of ICE Mortgage Services, the governing Board of MERSCORP Holdings, Inc. Mr. Goone also represents us on industry boards including the Options Clearing Corporation, National Futures Association and the Depository Trust & Clearing Corporation. Prior to joining us, Mr. Goone served as the Managing Director and Head of Product Development and Sales at the Chicago Mercantile Exchange where he worked for nine years. From 1989 through 1992, Mr. Goone was Vice President at Indosuez Carr Futures, where he developed institutional and corporate business. Prior to joining Indosuez, Mr. Goone worked at Chase Manhattan Bank, where he developed and managed their exchange-traded foreign currency options operation at the Chicago Mercantile Exchange. Mr. Goone holds a Bachelor of Science degree in Accountancy from the University of Illinois at Urbana-Champaign.
Lynn C. Martin. Ms. Martin has served as President of Fixed Income & Data Services since October 2020. Ms. Martin served as President of ICE Data Services from July 2015 to October 2020 and as President and Chief Operating Officer of ICE Data Services from July 2015 to September 2019. She is responsible for managing our global data and fixed income business, including the ICE Bonds execution venues and pricing and analytics, reference data, indices, desktop solutions, consolidated feeds and connectivity services that cover all major asset classes. Prior to her current role, Ms. Martin served as Chief Operating Officer of ICE Clear U.S., Inc. Ms. Martin joined NYSE Euronext in 2001 and served in a number of leadership roles, including as Chief Executive Officer of NYSE Liffe U.S. and Chief Executive Officer of New York Portfolio Clearing. Prior to joining NYSE Euronext, Ms. Martin worked at IBM in their Global Services organization where she served a variety of functions, predominately as a project manager within the financial services practice. Ms. Martin holds a Bachelor of Science degree in Computer Science from Manhattan College and a Master of Arts in Statistics from Columbia University. Ms. Martin serves on the Manhattan College Board of Trustees as well as the Advisory Board of the School of Science.
Andrew J. Surdykowski. Mr. Surdykowski has served as General Counsel since October 2018. He is responsible for overseeing our legal affairs globally, including public company compliance, corporate governance matters and serving as our key legal advisor. Previously Mr. Surdykowski was SVP, Associate General Counsel and Assistant Corporate

Secretary. Prior to joining us in 2005, Mr. Surdykowski was a corporate attorney at McKenna, Long & Aldridge LLP, a national law firm now known as Dentons. At McKenna, Long & Aldridge, he practiced in the corporate law group and represented a broad array of clients in matters dealing with securities, mergers and acquisitions, corporate governance, finance and private equity. Mr. Surdykowski holds a Juris Doctor degree from the Georgia State University College of Law, and a Bachelor of Science degree in Management from the Georgia Institute of Technology.
Mark P. Wassersug.  Mr. Wassersug has served as Chief Operating Officer since November 2017. Mr. Wassersug is responsible for the day-to-day operations and support of the global infrastructure, data centers, networks and corporate Information Technology systems that support ICE and its subsidiaries including the NYSE, ICE's global derivatives trading and clearing businesses, and multiple data analytics, reporting and delivery platforms. Mr. Wassersug is also responsible for the customer service teams and oversees all disaster recovery and business continuity planning and operations. Previously, Mr. Wassersug served as SVP of Operations. Prior to joining us in 2001, Mr. Wassersug worked as a strategic planning and technology consultant in Internet infrastructure and ecommerce for Exodus Communication. Mr. Wassersug earned a Bachelor of Science degree in Civil Engineering from Lehigh University and completed a Master of Business Administration at the Goizueta Business School at Emory University.
Code of Ethics
We have adopted a Global Code of Business Conduct that applies to all of our employees, officers and directors. Our Global Code of Business Conduct meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer and Chief Financial Officer (who is the principal financial officer), as well as all other employees, as indicated above. Our Global Code of Business Conduct also meets the requirements of a code of ethics and business conduct under the New York Stock Exchange listing standards. Our Global Code of Business Conduct is available on our website at www.intercontinentalexchange.com under the heading “Investors & Media” “Governance” then "Governance Overview." We intend to disclose promptly on our website any substantive amendments to our Global Code of Business Conduct. We will also provide a copy of the Global Code of Business Conduct to stockholders at no charge upon written request.

ITEM 11.    EXECUTIVE COMPENSATION
Information relating to executive compensation set forth under the captions “Item 1 — Election of Directors — Non-Employee Directors Compensation,” “Compensation Discussion & Analysis,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in our 2021 Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding ownership of our common stock by certain persons as set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2021 Proxy Statement is incorporated herein by reference. In addition, information in tabular form relating to securities authorized for issuance under our equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in this Annual Report and “Share-Based Compensation” and “Pension and Other Benefit Programs” as described in Notes 11 and 16 to our consolidated financial statements in this Annual Report.
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and transactions between our company and certain of our affiliates as set forth under the caption “Certain Relationships and Related Transactions” in our 2021 Proxy Statement is incorporated herein by reference. In addition, information regarding our directors’ independence (Item 407(a) of Regulation S-K) as set forth under the caption “Item 1 — Election of Directors — Nominees for Election as Directors at the 2021 Annual Meeting” in our 2021 Proxy Statement is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accountant fees and services of our independent registered public accounting firm, Ernst & Young LLP, is set forth under the caption “Information About the Company’s Independent Registered Public Accounting Firm Fees and Services” in our 2021 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    Documents Filed as Part of this Report.
    (1)    Financial Statements
Our consolidated financial statements and the related reports of management and our independent registered public accounting firm which are required to be filed as part of this Report are included in this Annual Report on Form 10-K. These consolidated financial statements are as follows:
•Consolidated Balance Sheets as of December 31, 2020 and 2019.
•Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018.
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018.
•Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest for the years ended December 31, 2020, 2019 and 2018.
•Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018.
•Notes to Consolidated Financial Statements.
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
Stock Purchase Agreement, dated as of August 6, 2020, by and among Intercontinental Exchange, Inc., Ellie Mae Intermediate Holdings I, Inc. and Ellie Mae Parent, LP.* (incorporated by reference to Exhibit 2.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 7, 2020, File No. 001-36198).

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

4.16	—
Second Supplemental Indenture dated as of May 26, 2020 between Intercontinental Exchange, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 26, 2020, File No. 001-36198).

4.17	—
Form of 2.100% Senior Notes due 2030 (included as an exhibit to the First Supplemental Indenture dated as of May 26, 2020) (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 26, 2020, File No. 001-36198).

4.18	—
Form of 3.000% Senior Notes due 2050 (included as an exhibit to the First Supplemental Indenture dated as of May 26, 2020) (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 26, 2020, File No. 001-36198).

4.19	—
Third Supplemental Indenture dated as of August 20, 2020 between Intercontinental Exchange, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 20, 2020, File No. 001-36198).

4.20	—
Form of Floating Rate Senior Notes due 2023 (included as an exhibit to the Third Supplemental Indenture dated as of August 20, 2020) (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 20, 2020, File No. 001-36198).

4.21	—
Form of 0.700% Senior Notes due 2023 (included as an exhibit to the Third Supplemental Indenture dated as of August 20, 2020) (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 20, 2020, File No. 001-36198).

4.22	—
Form of 1.850% Senior Notes due 2032 (included as an exhibit to the Third Supplemental Indenture dated as of August 20, 2020) (incorporated by reference to Exhibit 4.4 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 20, 2020, File No. 001-36198).

4.23	—
Form of 2.650% Senior Notes due 2040 (included as an exhibit to the Third Supplemental Indenture dated as of August 20, 2020) (incorporated by reference to Exhibit 4.5 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 20, 2020, File No. 001-36198).

4.24	—
Form of 3.000% Senior Notes due 2060 (included as an exhibit to the Third Supplemental Indenture dated as of August 20, 2020) (incorporated by reference to Exhibit 4.6 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 20, 2020, File No. 001-36198).

4.25	—
Registration Rights Agreement, dated September 4, 2020, by and between Intercontinental Exchange, Inc. and Ellie Mae Parent, LP. (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on September 4, 2020, File No. 001-36198).

4.26		Description of ICE’s Securities Registered under Section 12 of the Exchange Act.
10.1	—
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

10.34	—
The Seventh Amendment to Credit Agreement, dated as of August 14, 2020 among Intercontinental Exchange, Inc. as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014 among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015, the Fourth Amendment to Credit Agreement, dated as of August 18, 2017, the Fifth Amendment to Credit Agreement, dated as of August 18, 2017 and the Sixth Amendment to Credit Agreement, dated as of August 9, 2018) (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 18, 2020, File No. 001-36198).

10.35	—
The Eighth Amendment to Credit Agreement, dated as of August 21, 2020 among Intercontinental Exchange, Inc. as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014 among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015, the Fourth Amendment to Credit Agreement, dated as of August 18, 2017, the Fifth Amendment to Credit Agreement, dated as of August 18, 2017, the Sixth Amendment to Credit Agreement, dated as of August 9, 2018 and the Seventh Amendment to Credit Agreement, dated as of August 14, 2020) (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 25, 2020, File No. 001-36198).

10.36	—
Term Loan Credit Agreement, dated as of August 21, 2020, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 25, 2020, File No. 001-36198).

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
The following materials from Intercontinental Exchange, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest, (iv) the Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	—	The cover page from Intercontinental Exchange, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intercontinental Exchange, Inc. (Registrant)

Date: February 4, 2021	By:	/s/ Jeffrey C. Sprecher
Jeffrey C. Sprecher
Chief Executive Officer
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey C. Sprecher and Scott A. Hill, and each of them his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report in 2020 and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the date indicated.

Signatures	Title	Date

/s/ Jeffrey C. Sprecher	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 4, 2021
Jeffrey C. Sprecher

/s/ Scott A. Hill	Chief Financial Officer (principal financial officer)	February 4, 2021
Scott A. Hill

/s/ James W. Namkung	Chief Accounting Officer and Corporate Controller (principal accounting officer)	February 4, 2021
James W. Namkung

/s/ Sharon Y. Bowen	Director	February 4, 2021
Sharon Y. Bowen

/s/ Shantella E. Cooper	Director	February 4, 2021
Shantella E. Cooper

/s/ Charles R. Crisp	Director	February 4, 2021
Charles R. Crisp

/s/ Duriya M. Farooqui	Director	February 4, 2021
Duriya M. Farooqui

/s/ Lord Hague of Richmond	Director	February 4, 2021
The Rt. Hon. the Lord Hague of Richmond

/s/ Frederick W. Hatfield	Director	February 4, 2021
Frederick W. Hatfield

/s/ Mark F. Mulhern	Director	February 4, 2021
Mark F. Mulhern

/s/ Thomas E. Noonan	Director	February 4, 2021
Thomas E. Noonan

/s/ Frederic V. Salerno	Director	February 4, 2021
Frederic V. Salerno

/s/ Caroline L. Silver	Director	February 4, 2021
Caroline L. Silver

/s/ Judith A. Sprieser	Director	February 4, 2021
Judith A. Sprieser

/s/ Vincent Tese	Director	February 4, 2021
Vincent Tese