Form 10-Q
period 2021-03-31
Intercontinental Exchange, Inc.
filed 2021-04-29
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-36198

INTERCONTINENTAL EXCHANGE, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-2286804
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

5660 New Northside Drive, Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip Code)
(770) 857-4700
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	ICE	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☑
As of April 26, 2021, the number of shares of the registrant’s Common Stock outstanding was 562,765,755 shares.

INTERCONTINENTAL EXCHANGE, INC.
Form 10-Q
Quarterly Period Ended March 31, 2021

PART I. Financial Statements
Item 1.    Consolidated Financial Statements (Unaudited)

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	As of	As of
	March 31, 2021	December 31, 2020
Assets:
Current assets:
Cash and cash equivalents	$562	$583
Short-term restricted cash and cash equivalents	1,065	1,000
Customer accounts receivable, net of allowance for doubtful accounts of $27 at March 31, 2021 and December 31, 2020	1,530	1,230
Margin deposits, guaranty funds and delivery contracts receivable	85,608	84,083
Prepaid expenses and other current assets	410	323
Total current assets	89,175	87,219
Property and equipment, net	1,731	1,713
Other non-current assets:
Goodwill	21,304	21,291
Other intangible assets, net	14,242	14,408
Long-term restricted cash and cash equivalents	398	408
Other non-current assets	1,195	1,161
Total other non-current assets	37,139	37,268
Total assets	$128,045	$126,200

Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$673	$639
Section 31 fees payable	123	207
Accrued salaries and benefits	136	346
Deferred revenue	523	158
Short-term debt	2,068	2,411
Margin deposits, guaranty funds and delivery contracts payable	85,608	84,083
Other current liabilities	271	155
Total current liabilities	89,402	87,999
Non-current liabilities:
Non-current deferred tax liability, net	3,527	3,563
Long-term debt	14,131	14,126
Accrued employee benefits	203	206
Non-current operating lease liability	306	320
Other non-current liabilities	391	359
Total non-current liabilities	18,558	18,574
Total liabilities	107,960	106,573
Commitments and contingencies
Redeemable non-controlling interest in consolidated subsidiaries	91	93

Equity:
Intercontinental Exchange, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none issued or outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 1,500 shares authorized; 631 and 629 issued at March 31, 2021 and December 31, 2020, respectively, and 563 and 561 shares outstanding at March 31, 2021 and December 31, 2020, respectively	6	6
Treasury stock, at cost; 68 shares at March 31, 2021 and December 31, 2020	(5,265)	(5,200)
Additional paid-in capital	13,908	13,845
Retained earnings	11,498	11,039
Accumulated other comprehensive loss	(184)	(192)
Total Intercontinental Exchange, Inc. stockholders’ equity	19,963	19,498
Non-controlling interest in consolidated subsidiaries	31	36
Total equity	19,994	19,534
Total liabilities and equity	$128,045	$126,200

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Exchanges	$1,606	$1,605
Fixed income and data services	468	464
Mortgage technology	355	46
Total revenues	2,429	2,115
Transaction-based expenses:
Section 31 fees	125	166
Cash liquidity payments, routing and clearing	507	390
Total revenues, less transaction-based expenses	1,797	1,559
Operating expenses:
Compensation and benefits	354	278
Professional services	44	29
Acquisition-related transaction and integration costs	18	12
Technology and communication	162	131
Rent and occupancy	21	21
Selling, general and administrative	51	49
Depreciation and amortization	255	157
Total operating expenses	905	677
Operating income	892	882
Other income (expense):
Interest income	—	6
Interest expense	(107)	(72)
Other income, net	48	20
Other income (expense), net	(59)	(46)
Income before income tax expense	833	836
Income tax expense	183	178
Net income	$650	$658
Net income attributable to non-controlling interest	(4)	(8)
Net income attributable to Intercontinental Exchange, Inc.	$646	$650
Earnings per share attributable to Intercontinental Exchange, Inc. common stockholders:
Basic	$1.15	$1.18
Diluted	$1.14	$1.17
Weighted average common shares outstanding:
Basic	562	552
Diluted	565	555

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$650	$658
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax benefit of $1 for the three months ended March 31, 2021 and no tax benefit for the three months ended March 31, 2020	7	(90)
Change in equity method investment	1	—
Other comprehensive income (loss)	8	(90)
Comprehensive income	$658	$568
Comprehensive income attributable to non-controlling interest	(4)	(8)
Comprehensive income attributable to Intercontinental Exchange, Inc.	$654	$560

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Value	Shares	Value
Balance, as of December 31, 2020	629	$6	(68)	$(5,200)	$13,845	$11,039	$(192)	$36	$19,534	$93
Other comprehensive income	—	—	—	—	—	—	8	—	8	—
Exercise of common stock options	—	—	—	—	3	—	—	—	3	—
Payments relating to treasury shares	—	—	—	(65)	—	—	—	—	(65)	—
Stock-based compensation	—	—	—	—	42	—	—	—	42	—
Issuance under the employee stock purchase plan	—	—	—	—	18	—	—	—	18	—
Issuance of restricted stock	2	—	—	—	—	—	—	—	—	—
Distributions of profits	—	—	—	—	—	—	—	(11)	(11)	—
Dividends paid to stockholders	—	—	—	—	—	(187)	—	—	(187)	—
Net income (loss) attributable to non-controlling interest	—	—	—	—	—	(4)	—	6	2	(2)
Net income	—	—	—	—	—	650	—	—	650	—
Balance, as of March 31, 2021	631	$6	(68)	$(5,265)	$13,908	$11,498	$(184)	$31	$19,994	$91

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Value	Shares	Value
Balance, as of December 31, 2019	607	$6	(53)	$(3,879)	$11,742	$9,629	$(243)	$31	$17,286	$78
Impact of adoption of ASU 2016-13, net of tax	—	—	—	—	—	(10)	—	—	(10)	—
Other comprehensive loss	—	—	—	—	—	—	(90)	—	(90)	—
Exercise of common stock options	—	—	—	—	11	—	—	—	11	—
Repurchases of common stock	—	—	(8)	(699)	—	—	—	—	(699)	—
Payments relating to treasury shares	—	—	—	(69)	—	—	—	—	(69)	—
Stock-based compensation	—	—	—	—	38	—	—	—	38	9
Issuance under the employee stock purchase plan	—	—	—	—	16	—	—	—	16	—
Warrants issued to minority interest holders	—	—	—	—	3	—	—	—	3	2
Issuance of restricted stock	2	—	—	—	—	—	—	—	—	—
Distributions of profits	—	—	—	—	—	—	—	(15)	(15)	—
Dividends paid to stockholders	—	—	—	—	—	(166)	—	—	(166)	—
Redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	10
Net income (loss) attributable to non-controlling interest	—	—	—	—	—	(8)	—	10	2	(2)
Net income	—	—	—	—	—	658	—	—	658	—
Balance, as of March 31, 2020	609	$6	(61)	$(4,647)	$11,810	$10,103	$(333)	$26	$16,965	$97

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net income	$650	$658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	255	157
Stock-based compensation	36	41
Deferred taxes	(22)	(3)
Other	(10)	(11)
Changes in assets and liabilities:
Customer accounts receivable	(303)	(600)
Other current and non-current assets	(108)	(35)
Section 31 fees payable	(84)	27
Deferred revenue	375	372
Other current and non-current liabilities	(55)	(86)
Total adjustments	84	(138)
Net cash provided by operating activities	734	520

Investing activities:
Capital expenditures	(40)	(15)
Capitalized software development costs	(76)	(44)
Cash paid for acquisitions, net of cash acquired	—	(249)
Proceeds from investments, net	—	6
Net cash used in investing activities	(116)	(302)

Financing activities:
Proceeds from/(redemption of) commercial paper, net	(343)	503
Repurchases of common stock	—	(699)
Dividends to stockholders	(187)	(166)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(65)	(69)
Other	12	20
Net cash used in financing activities	(583)	(411)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(1)	(9)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	34	(202)
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	1,991	2,188
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$2,025	$1,986

Supplemental cash flow disclosure:
Cash paid for income taxes	$131	$127
Cash paid for interest	$128	$69

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.Description of Business
Nature of Business and Organization
We are a provider of market infrastructure, data services and technology solutions to a broad range of customers including financial institutions, corporations and government entities. These products, which span major asset classes including futures, equities, fixed income and United States, or U.S., residential mortgages, provide our customers with access to mission critical workflow tools that are designed to increase asset class transparency and workflow efficiency.
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
We operate marketplaces and provide data services in the U.S., United Kingdom, or U.K., European Union, or EU, Canada, Singapore and Abu Dhabi Global Market, or ADGM, and offer technology and data solutions to the U.S. mortgage industry.

2.     Summary of Significant Accounting Policies
Basis of Presentation
We prepared the accompanying unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2020. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in our opinion, necessary for a fair presentation of results for the interim periods presented. We believe that these adjustments are of a normal recurring nature.
Preparing financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the amounts that are reported in our consolidated financial statements and accompanying disclosures. Actual amounts could differ from those estimates. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
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
We previously operated and presented our results as two reportable business segments. Effective October 1, 2020, we changed our internal financial reporting and the captions in which we present revenue in our financial statements because we determined that a change in reportable segments had occurred (Note 16). As of March 31, 2021, our business is conducted through three reportable business segments: our Exchanges segment, our Fixed Income and Data Services segment, and our Mortgage Technology segment. Prior periods have been restated to reflect this change. The majority of our identifiable assets are located in the U.S and U.K.

Recently Adopted Accounting Pronouncements
During the three months ended March 31, 2021, there were no significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2020, or the Form 10-K.

3.     Acquisitions and Divestitures
Ellie Mae Acquisition
On September 4, 2020, we acquired Ellie Mae, Inc., or Ellie Mae, for aggregate consideration of $11.4 billion from private equity firm Thoma Bravo. The purchase price consisted of $9.5 billion in cash, as adjusted for $335 million of cash and cash equivalents held by Ellie Mae on the date of acquisition, and approximately $1.9 billion, or approximately 18.4 million shares of our common stock, based on our stock price on the acquisition date. ICE funded the cash portion of the purchase price with net proceeds from our offering of senior notes in August 2020, together with the issuance of commercial paper and borrowings under a senior unsecured term loan facility. We have evaluated the impact of this acquisition and related disclosures under ASC 805- Business Combinations.
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

Preliminary Purchase Price Allocation
Cash and cash equivalents	$335
Property and equipment	127
Goodwill	7,719
Identifiable intangibles	4,442
Other assets and liabilities, net	51
Deferred tax liabilities on identifiable intangibles	(1,246)
Total preliminary purchase price allocation	$11,428

In performing the preliminary purchase price allocation, we considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of the Ellie Mae business. We have not yet obtained all of the information related to the fair value of the acquired assets and liabilities.
The primary areas of the preliminary purchase price allocation that are not yet finalized relate to income taxes and certain other tangible assets and liabilities. The allocation of the purchase price will be finalized upon the completion of the analysis of the acquired assets and liabilities within one year of the date of acquisition.
The following table sets forth the components of the preliminary intangible assets associated with the acquisition as of March 31, 2021 (in millions, except years):

	Acquisition-Date Preliminary Fair Value	Accumulated Amortization	Net Book Value	Useful Life (Years)
Customer relationships	$3,136	$(93)	$3,043	10 to 20
Backlog	300	(34)	266	5
Trademark/Tradenames	200	(6)	194	5 to 20
Developed Technology	739	(61)	678	7
In-process Research & Development	67	—	67	N/A
Total	$4,442	$(194)	$4,248

The financial information in the table below summarizes the combined results of operations of ICE and Ellie Mae, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented. Such unaudited pro forma financial information is based on the historical financial statements of ICE and Ellie Mae. This unaudited pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such unaudited pro forma information, including, without limitation, purchase accounting adjustments, interest expense on debt issued to finance the purchase price, acquisition-related transaction costs, the removal of historical Ellie Mae intangible asset amortization and the addition of intangible asset amortization related to this acquisition. The unaudited pro forma financial information does not reflect any synergies or operating cost reductions that have been and may be achieved from the combined operations. The unaudited pro forma financial information combines the historical results for us and Ellie Mae for the three months ended March 31, 2020 in the following table (in millions).

Three months ended March 31, 2020
Total revenues, less transaction-based expenses	$1,733
Net income attributable to ICE	$608
Transaction-based expenses included within revenues, less transaction-based expenses in the table above, were not impacted by pro forma adjustments and agree to the amounts presented historically in our consolidated income statements as they relate solely to ICE and not to Ellie Mae.
Bakkt Transaction
On January 11, 2021, we announced that Bakkt Holdings, LLC, or Bakkt, had entered into a definitive agreement to combine with VPC Impact Acquisition Holdings, or VIH, a special purpose acquisition company sponsored by Victory Park Capital, or VPC.
The business combination between Bakkt and VIH is expected to result in over $500 million of cash on the combined company’s balance sheet, reflecting a contribution of up to $207 million of cash held in VIH’s trust account, and a $325 million concurrent private placement, or PIPE, of Class A common stock of the combined company, priced at $10.00 per share, including a $50 million commitment from us. The newly combined company will be renamed Bakkt Holdings, Inc. and is expected to be listed on the New York Stock Exchange, or NYSE.
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
Following completion of the business combination, which is expected to occur by the end of the second quarter of 2021, we are expected to have a 65% economic interest and a minority voting interest in the combined company. Prior to the closing, Bakkt revenues and operating expenses continue to be reported within our consolidated revenues and operating expenses. Following the closing, we will have a minority voting interest in the combined company and as a consequence, we expect to deconsolidate Bakkt and treat it as an equity method investment within our financial statements. As of March 31, 2021, we continue to fully consolidate Bakkt and have not applied accounting treatment under the "held for sale" guidance due to conditional regulatory and shareholder approvals.

4. Allowance for Credit Losses

Accounts Receivable

We measure credit losses in accordance with Accounting Standards Update 2016-13, or ASU 2016-13, Financial Instruments- Measurement of Credit Losses on Financial Instruments. Based on the high turnover and collectability of our accounts receivable, as well as the monthly billing process for the majority of revenue, we have not experienced significant changes in our loss provision under the current expected credit loss, or CECL, model. Accounts receivable in our futures and clearing businesses have minimal credit risk as all clearing members are pre-screened, collection periods occur within one month and the services to customers are completed almost instantaneously. Our accounts receivable related to revenues from market data, cash trading, listings, technology services, mortgage technology, CDS transactions and bilateral OTC energy transactions subject us to credit losses, but we expeditiously limit our risk of credit loss by taking action such as terminating trading or transaction access, terminating public listings or ceasing to distribute data for entities with delinquent accounts. The concentration of risk on our accounts receivable is also mitigated by the high quality and the large number of entities comprising our customer base.

We estimate our allowance for doubtful accounts using an aging method, disaggregated based on major revenue stream categories as well as other unique revenue stream factors. The factors for pooling our accounts receivable balances are specific to each revenue stream based on our risk assessment, past patterns of collectability, our knowledge of the business, and customer-specific situations. We apply estimated reserve percentages to the risk pools identified, which are derived from historical write-off factors that are based on the accounts receivable balance’s delinquency status and adjusted as appropriate for our reasonable and supportable estimates of current and future economic conditions. We believe that historical write-off trends provide a basis for estimating future patterns of losses because there have been no significant changes in the mix or risk characteristics of the accounts receivable revenue stream pool populations from the risk pools used to calculate our historical write-off rates. At each measurement date we reassess whether our accounts receivable pools continue to exhibit similar risk characteristics. We then determine if assets need to be isolated further as part of their own specific line item reserve due to specific events, such as a customer’s inability to meet its financial obligations (i.e. customer disputes, highly unresponsive customers, delinquency of the receivable, or other indicators of credit deterioration of customers). Lastly, the CECL impairment model is forward-looking and requires us to factor reasonable and supportable economic expectations into our allowance estimate for the asset's entire expected life, which is generally less than one year.
A reconciliation of the beginning and ending amount of allowance for doubtful accounts is as follows for the three months ended March 31, 2021 (in millions):

Allowance for Doubtful Accounts
Beginning balance as of December 31, 2020	$27
Bad debt expense	3
Charge-offs	(3)
Ending balance as of March 31, 2021	$27
We have included in our allowance assessment the impact of and our responses to the coronavirus, or COVID-19, pandemic. Our bad debt expense in the table above includes that assessment, the impact of which was not material for the three months ended March 31, 2021. We will continue to review our accounts receivable and may incur future charge-offs as better estimates become available in future periods. Charge-offs in the table above represent the write-off of uncollectible receivables, net of recoveries. These amounts also include the impact of foreign currency translation adjustments.

5. Investments
Our equity investments, including our investments in Euroclear plc, or Euroclear, and Coinbase Global, Inc., or Coinbase, among others, are subject to valuation under ASU 2016-01, Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. See Note 15 for a discussion of our determination of fair value of our financial instruments.
Investment in Coinbase
On December 1, 2014, we acquired preferred stock of Coinbase, which operates a cryptocurrency exchange platform, for $10 million, representing a 1.4% ownership share on a fully-diluted, as-converted basis. On April 14, 2021, Coinbase completed an initial public offering, or IPO. On April 15, 2021, we completed the sale of our investment in Coinbase for $1.24 billion, and will record a gain of $1.23 billion in the second quarter of 2021 as other income in our consolidated statement of income (Note 18). Prior to its IPO, Coinbase did not have a readily determinable fair market value, and we accounted for our investment under a fair value policy election made in accordance with ASU 2016-01. This election required us to only adjust the fair value of such investments if and when there is an observable price change in an orderly transaction of a similar or identical investment, with any change in fair value recognized in net income. As of March 31, 2021, the carrying value of our Coinbase investment was $10 million.
Investment in OCC
We own a 40% interest in the Options Clearing Corporation, or OCC, through a direct investment by the NYSE and which is regulated by the SEC and the Commodity Futures Trading Commission, or CFTC, that we treat as an equity method investment. As of March 31, 2021, OCC is our only equity method investment and is included in other non-current assets in the accompanying consolidated balance sheet. We recognized $25 million and $17 million during the three months ended March 31, 2021 and 2020, respectively, of equity earnings as our share of OCC's estimated profits, which is included in other income. Included within the amount recognized in 2021 is a $16 million earnings adjustment to reflect higher than reported 2020 net income than originally estimated by OCC. Similarly, included within the amount recognized in 2020 is a $7 million earnings adjustment to reflect higher than reported 2019 net income than originally estimated.
Investment in Euroclear
We own a 9.8% stake in Euroclear as of March 31, 2021, and we participate on the Euroclear Board of Directors. Euroclear is a provider of post-trade services, including settlement, central securities depositories and related services for cross-border transactions across asset classes. We classify our investment in Euroclear as an equity investment included in other non-current assets in our accompanying consolidated balance sheets. We recognized dividend income of $30 million during the three months ended March 31, 2021, which is included in other income. As a result of a 2020 European regulation limiting dividend payments, we did not receive a Euroclear dividend in 2020.

6. Revenue Recognition
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
Deferred revenue represents our contract liabilities related to our annual, original and other listings revenues, certain data services, clearing services, mortgage technology services and other revenues. Deferred revenue is our only significant contract liability. See Note 8 for our discussion of deferred revenue balances, activity, and expected timing of recognition.
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
Certain judgments and estimates are used in the identification and timing of satisfaction of performance obligations and the related allocation of transaction price. We believe that these represent a faithful depiction of the transfer of services to our customers. Refer to Note 5 to our consolidated financial statements included in our 2020 Form 10-K where our primary revenue contract classifications are described in detail.

The following table depicts the disaggregation of our revenue according to business line and segment (in millions). Amounts here have been aggregated as they follow consistent revenue recognition patterns, and are consistent with the segment information in Note 16:

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Three months ended March 31, 2021:
Exchanges	$1,606	$—	$—	$1,606
Fixed income and data services	—	468	—	468
Mortgage technology	—	—	355	355
Total revenues	1,606	468	355	2,429
Transaction-based expenses	632	—	—	632
Total revenues, less transaction-based expenses	$974	$468	$355	$1,797

Timing of Revenue Recognition
Services transferred at a point in time	$561	$60	$221	$842
Services transferred over time	413	408	134	955
Total revenues, less transaction-based expenses	$974	$468	$355	$1,797

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Three months ended March 31, 2020:
Exchanges	$1,605	$—	$—	$1,605
Fixed income and data services	—	464	—	464
Mortgage technology	—	—	46	46
Total revenues	1,605	464	46	2,115
Transaction-based expenses	556	—	—	556
Total revenues, less transaction-based expenses	$1,049	$464	$46	$1,559

Timing of Revenue Recognition
Services transferred at a point in time	$638	$83	$44	$765
Services transferred over time	411	381	2	794
Total revenues, less transaction-based expenses	$1,049	$464	$46	$1,559

The Exchanges segment revenues above include $207 million and $193 million of data services revenues for the three months ended March 31, 2021 and 2020, respectively, and Fixed Income and Data Services segment revenues above include $399 million and $371 million of data services revenues for the three months ended March 31, 2021 and 2020, respectively, for services transferred over time. A majority of those revenues are performed over a short period of time of one month or less and relate to subscription-based data services billed monthly, quarterly or annually in advance. These revenues are recognized ratably over time as our data delivery performance obligations are met consistently throughout the period. The Exchanges segment revenues above also include $66 million and $78 million for the three months ended March 31, 2021 and 2020, respectively, for services transferred over time related to risk management of open interest performance obligations. The Fixed Income and Data Services segment revenues above also include $9 million and $10 million for the three months ended March 31, 2021 and 2020, respectively, for services transferred over time related to risk management of open interest performance obligations. The Mortgage Technology segment revenues transferred over time in the table above primarily relate to our origination technology revenue where performance obligations consist of a series of distinct services and are recognized over the contract terms as subscription performance obligations are satisfied. Contracts generally range from one year to five years.

7. Goodwill and Other Intangible Assets
The following is a summary of the activity in the goodwill balance for the three months ended March 31, 2021 (in millions):

Goodwill balance at December 31, 2020	$21,291
Foreign currency translation	3
Other activity, net	10
Goodwill balance at March 31, 2021	$21,304
The following is a summary of the activity in the other intangible assets balance for the three months ended March 31, 2021 (in millions):

Other intangible assets balance at December 31, 2020	$14,408
Foreign currency translation	4
Amortization of other intangible assets	(159)
Other activity, net	(11)
Other intangible assets balance at March 31, 2021	$14,242
Foreign currency translation adjustments result from a portion of our goodwill and other intangible assets being held at our U.K., EU and Canadian subsidiaries, whose functional currencies are not the U.S. dollar. The change in other activity, net, primarily relates to adjustments to the fair value of the net tangible and intangible assets relating to acquisitions, with a corresponding adjustment to goodwill. We have performed an analysis of impairment indicators and did not recognize any impairment losses on goodwill or other intangible assets during the three months ended March 31, 2021.

8. Deferred Revenue
Our contract liabilities, or deferred revenue, represent consideration received that is yet to be recognized as revenue. Total deferred revenue was $634 million as of March 31, 2021, including $523 million in current deferred revenue and $111 million in other non-current liabilities. The changes in our deferred revenue during the three months ended March 31, 2021 are as follows (in millions):

	Annual Listings Revenues	Original Listings Revenues	Other Listings Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at December 31, 2020	$—	$13	$92	$95	$59	$259
Additions	377	9	24	175	19	604
Amortization	(96)	(6)	(12)	(105)	(10)	(229)
Deferred revenue balance at March 31, 2021	$281	$16	$104	$165	$68	$634

The changes in our deferred revenue during the three months ended March 31, 2020 are as follows (in millions):

	Annual Listings Revenues	Original Listings Revenues	Other Listings Revenues	Data Services and Other Revenues	Total
Deferred revenue balance at December 31, 2019	$—	$19	$94	$88	$201
Additions	381	4	21	186	592
Amortization	(96)	(5)	(11)	(96)	(208)
Deferred revenue balance at March 31, 2020	$285	$18	$104	$178	$585
Included in the amortization recognized during the three months ended March 31, 2021 is $62 million related to the deferred revenue balance as of December 31, 2020. Included in the amortization recognized for the three months ended March 31, 2020 is $44 million related to the deferred revenue balance as of December 31, 2019. As of March 31, 2021, the remaining deferred revenue balance will be recognized over the period of time we satisfy our performance obligations as described in Note 6. Deferred revenue for mortgage technology is related to Ellie Mae and has been included as of March 31, 2021 and December 31, 2020 following our September 2020 acquisition of Ellie Mae.

9. Debt
Our total debt, including short-term and long-term debt, consisted of the following as of March 31, 2021 and December 31, 2020 (in millions):

	As of March 31, 2021	As of December 31, 2020
Debt:
Short-term debt:
Commercial Paper	$2,062	$2,405
Other short-term debt	6	6
Total short-term debt	2,068	2,411
Long-term debt:
2022 Senior Notes (2.35% senior unsecured notes due September 15, 2022)	499	498
2023 Senior Notes (floating rate senior unsecured notes due June 15, 2023)	1,245	1,244
2023 Senior Notes (0.70% senior unsecured notes due June 15, 2023)	995	995
2023 Senior Notes (3.45% senior unsecured notes due September 21, 2023)	399	398
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	796	796
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,245	1,245
2027 Senior Notes (3.10% senior unsecured notes due September 15, 2027)	497	496
2028 Senior Notes (3.75% senior unsecured notes due September 21, 2028)	593	593
2030 Senior Notes (2.10% senior unsecured notes due June 15, 2030)	1,232	1,232
2032 Senior Notes (1.85% senior unsecured notes due September 15, 2032)	1,482	1,481
2040 Senior Notes (2.65% senior unsecured notes due September 15, 2040)	1,229	1,229
2048 Senior Notes (4.25% senior unsecured notes due September 21, 2048)	1,230	1,230
2050 Senior Notes (3.00% senior unsecured notes due June 15, 2050)	1,219	1,219
2060 Senior Notes (3.00% senior unsecured notes due September 15, 2060)	1,470	1,470
Total long-term debt	14,131	14,126
Total debt	$16,199	$16,537
Our current fixed rate senior notes of $12.9 billion have a weighted average maturity of 16 years and a weighted average cost of 3.0% per annum.
Credit Facilities
We have a $3.8 billion senior unsecured revolving credit facility, or the Credit Facility, with a maturity date of August 21, 2025 and future capacity to increase our borrowings under the Credit Facility by an additional $625 million, subject to the consent of the lenders funding the increase and certain other conditions. No amounts were outstanding under the Credit Facility as of March 31, 2021.
As of March 31, 2021, of the $3.8 billion that is currently available for borrowing under the Credit Facility, $2.1 billion is required to back-stop the amount outstanding under our U.S. dollar commercial paper program, or the Commercial Paper Program, and $172 million is required to support certain broker-dealer and other subsidiary commitments. The amount required to back-stop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $1.5 billion is available for working capital and general corporate purposes including, but not limited to, acting as a back-stop to future increases in the amounts outstanding under the Commercial Paper Program.
Our India subsidiaries maintain $20 million of credit lines for their general corporate purposes. As of March 31, 2021, they had borrowed $6 million, which is reflected as “other short-term debt” in the table above.
Commercial Paper Program
Our Commercial Paper Program is currently backed by the borrowing capacity available under the Credit Facility, as described above. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense. During the three months ended March 31, 2021, we had net repayments of $343 million under the Commercial Paper Program.
Commercial paper notes of $2.1 billion with original maturities ranging from one to 176 days were outstanding as of March 31, 2021, with a weighted average interest rate of 0.33% per annum, and a weighted average remaining maturity of 41 days.

10. Share-Based Compensation
We currently sponsor employee and director stock option, restricted stock and employee stock purchase plans. Stock options and restricted stock are granted at the discretion of the Compensation Committee of our Board of Directors, or Board, based on the estimated fair value on the date of grant. The fair value of the stock options and restricted stock on the date of grant is recognized as expense over the vesting period, net of forfeitures. The non-cash compensation expenses recognized in our consolidated statements of income for stock options, restricted stock and under our employee stock purchase plan, net of amounts classified as capitalized software, were $36 million and $41 million for the three months ended March 31, 2021 and 2020, respectively. This includes the expense related to the Bakkt Incentive Units, described below.
Stock Option Plans
We use the Black-Scholes option pricing model to value our stock option awards. During the three months ended March 31, 2021 and 2020, we used the assumptions in the table below to compute the value:

	Three Months Ended March 31,
Assumptions:	2021	2020
Risk-free interest rate	0.64%	1.46%
Expected life in years	5.7	5.8
Expected volatility	24%	20%
Expected dividend yield	1.16%	1.30%
Estimated weighted-average fair value of options granted per share	$22.70	$16.65
The risk-free interest rate is based on the zero-coupon U.S. Treasury yield curve in effect at the date of grant. The expected life is derived from historical and anticipated future exercise patterns. Expected volatility is based on historical volatility data of our stock.
Restricted Stock Plans
Restricted shares are used as an incentive to attract and retain qualified employees and to align our and our stockholders' interests by linking actual performance to both short and long-term stockholder return. We issue awards that may contain a combination of time, performance and/or market conditions. The grant date fair value of each award is based on the closing stock price of our stock at the date of grant. For time-based restricted stock, we recognize expense ratably over the vesting period, which is typically three years, net of forfeitures.
In February 2021, we reserved a maximum of 0.7 million restricted shares for potential issuance as performance-based restricted shares to certain of our employees. The number of shares ultimately granted under this award will be based on our actual financial performance as compared to financial performance targets set by our Board and the Compensation Committee for the year ending December 31, 2021, and will also be subject to a market condition reduction based on how our 2021 total stockholder return, or TSR, compares to that of the S&P 500 Index. The maximum compensation expense to be recognized under these performance-based restricted shares is $77 million if the maximum financial performance target is met and all 0.7 million shares vest. The compensation expense to be recognized under these performance-based restricted shares will be $38 million if the target financial performance is met, which would result in 0.4 million shares vesting. For these awards with performance conditions, we recognize expense on an accelerated basis over the three-year vesting period based on our quarterly assessment of the probable 2021 actual financial performance as compared to the 2021 financial performance targets. As of March 31, 2021, our best estimate is that the financial performance level will be at target for 2021. Based on this assessment, we recorded non-cash compensation expense of $3 million for the three months ended March 31, 2021 related to these awards and the remaining $35 million in non-cash compensation expense will be recorded on an accelerated basis over the remaining vesting period, including $18 million which will be recorded over the remainder of 2021.
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
During the three months ended March 31, 2020, there was a $300 million capital call related to the acquisition of Bridge2 Solutions that triggered a market condition of certain of these Bakkt equity incentive awards. The market condition is based on numerous possible Bakkt transaction or event scenarios established on the original date of grant, each of which have a fixed fair market value. Over the life of these awards, we are required to estimate the most likely outcome and reflect the cumulative financial statement impact of any changes between outcomes. As a result, during the three months ended March 31, 2020, we incurred a $10 million compensation expense related to these awards that was recorded as an acquisition-related cost.

11.      Equity
Stock Repurchase Program
In December 2019, our Board approved an aggregate of $2.4 billion for future repurchases of our common stock with no fixed expiration date that became effective on January 1, 2020. The $2.4 billion replaced the previous amount approved by the Board. We fund repurchases from our operating cash flow or borrowings under our debt facilities or our Commercial Paper Program. Repurchases may be made from time to time on the open market, through established trading plans, in privately-negotiated transactions or otherwise, in accordance with all applicable securities laws, rules and regulations. We may begin or discontinue stock repurchases at any time and may amend or terminate a Rule 10b5-1 trading plan at any time or enter into additional plans. We discontinued stock repurchases and terminated our Rule 10b5-1 trading plan in August 2020 in connection with the Ellie Mae acquisition and had no stock repurchases in the first quarter of 2021. As of March 31, 2021, the remaining balance of Board approved funds for future repurchases is $1.2 billion. The approval of our Board for the share repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our Board may increase or decrease the amount available for repurchases from time to time.
Dividends
During the three months ended March 31, 2021 and 2020, we declared and paid cash dividends per share of $0.33 and $0.30, respectively, for an aggregate payout of $187 million and $166 million, respectively. The declaration of dividends is subject to the discretion of our Board. Our Board has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be determined quarterly by the Board or the Audit Committee, taking into account such factors as our evolving business model, prevailing business conditions, our financial results and capital requirements and other considerations which our Board deems relevant, without a predetermined annual net income payout ratio.
Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss) (in millions):

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2020	$(134)	$1	$(59)	$(192)
Other comprehensive income (loss)	6	2	—	8
Income tax benefit (expense)	1	(1)	—	—
Net current period other comprehensive income (loss)	7	1	—	8
Balance, as of March 31, 2021	$(127)	$2	$(59)	$(184)

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2019	$(177)	$1	$(67)	$(243)
Other comprehensive income (loss)	(90)	—	—	(90)
Income tax benefit (expense)	—	—	—	—
Net current period other comprehensive income (loss)	(90)	—	—	(90)
Balance, as of March 31, 2020	$(267)	$1	$(67)	$(333)

12. Income Taxes
Our effective tax rate was 22% and 21% for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate for the three months ended March 31, 2021 was higher than the effective tax rate for the comparable period in 2020 primarily due to the U.K. corporate income tax rate increase from 17% to 19%, effective from April 1, 2020, and less excess tax benefits from stock compensation.
The U.K. government, in its recent Finance Bill of 2021, proposed increasing the U.K. corporate income tax rate from 19% to 25%, beginning April 1, 2023. We expect this tax law change to be enacted later in 2021 and we will account for the deferred tax effects in the quarter that the tax law is officially enacted.
On March 11, 2021, the American Rescue Plan Act, or ARPA, was signed into law. The ARPA enacted certain provisions that are relevant to corporate income tax. These provisions did not have a material impact on our income tax provision for the three months ended March 31, 2021.

13. Clearing Operations
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
Our clearing houses are responsible for providing clearing services to each of our futures exchanges, and in some cases to third-party execution venues, and are as follows, referred to herein collectively as "the ICE Clearing Houses":

Clearing House	Products Cleared	Exchange where Executed	Location
ICE Clear Europe	Energy, agricultural, interest rates and equity index futures and options contracts and OTC European CDS instruments	ICE Futures Europe, ICE Futures U.S., ICE Endex, ICE Futures Abu Dhabi and third-party venues	U.K.
ICE Clear U.S.	Agricultural, metals, and foreign exchange, or FX, index futures and options contracts, equity futures contracts, and digital assets futures contracts	ICE Futures U.S.	U.S.
ICE Clear Credit	OTC North American, European, Asian-Pacific and Emerging Market CDS instruments	Creditex and third-party venues	U.S.
ICE Clear Netherlands	Derivatives on equities and equity indices traded on regulated markets	ICE Endex	The Netherlands
ICE Clear Singapore	Energy, metals and financial futures products and digital assets futures contracts	ICE Futures Singapore	Singapore
ICE NGX	Physical North American natural gas, electricity and oil futures	ICE NGX	Canada
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
As of March 31, 2021 and December 31, 2020, the ICE Clearing Houses had received or had been pledged $163.6 billion and $154.1 billion, respectively, in cash and non-cash collateral in original margin and guaranty fund deposits to cover price movements of underlying contracts for both periods.
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
In addition, we have contributed our own capital that could be used if a defaulting Member’s original margin and guaranty fund deposits are insufficient. Such amounts are recorded as long-term restricted cash and cash equivalents in our balance sheets and are as follows (in millions):

	ICE Portion of Guaranty Fund Contribution		Default insurance
Clearing House	As of March 31, 2021	As of December 31, 2020	As of March 31, 2021	As of December 31, 2020
ICE Clear Europe	$247	$237	$75	$75
ICE Clear U.S.	83	103	25	25
ICE Clear Credit	50	50	50	50
ICE Clear Netherlands	2	2	N/A	N/A
ICE Clear Singapore	1	1	N/A	N/A
ICE NGX	15	15	100	100
Total	$398	$408	$250	$250
Of our total contribution to ICE Clear U.S. above, as of March 31, 2021, $15 million was solely applicable to any losses associated with a default in Bitcoin contracts and other digital asset contracts that ICE Clear U.S. may clear in the future. In February 2021, we decreased our contribution to ICE Clear U.S.’s guaranty fund applicable to any losses associated with a default in Bitcoin contracts and other digital asset contracts by $20 million from $35 million as of December 31, 2020. In March 2021, we increased our contribution to ICE Clear Europe's guaranty fund by $10 million.
We maintain default insurance as an additional layer of Member default protection. The default insurance was added in September 2019 and has a three-year term for the following clearing houses in the following amounts: ICE Clear Europe - $75 million; ICE Clear U.S. - $25 million and ICE Clear Credit - $50 million. The default insurance layer resides after and in addition to the ICE Clear Europe, ICE Clear U.S. and ICE Clear Credit SITG contributions and before the guaranty fund contributions of the non-defaulting Members.
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
As of March 31, 2021, ICE NGX maintains a guaranty fund utilizing a $100 million letter of credit and a default insurance policy, discussed below.

Cash and Cash Equivalent Deposits
We have recorded cash and cash equivalent margin deposits and amounts due in our balance sheets as current assets with corresponding current liabilities to the Members. As of March 31, 2021, our cash and cash equivalent margin deposits are as follows (in millions):

	ICE Clear Europe (1)	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$31,977	$37,753	$7,477	$—	$19	$77,226
Unsettled variation margin, net	—	—	—	146	—	146
Guaranty fund	4,119	2,930	592	—	5	7,646
Delivery contracts receivable/payable, net	—	—	—	590	—	590
Total	$36,096	$40,683	$8,069	$736	$24	$85,608

As of December 31, 2020, our cash and cash equivalent margin deposits, are as follows (in millions):

	ICE Clear Europe (2)	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$33,726	$34,922	$7,288	$—	$12	$75,948
Unsettled variation margin, net	—	—	—	99	—	99
Guaranty fund	4,374	2,574	502	—	5	7,455
Delivery contracts receivable/payable, net	—	—	—	581	—	581
Total	$38,100	$37,496	$7,790	$680	$17	$84,083
(1) $31.2 billion and $4.9 billion is related to futures/options and CDS, respectively.
(2) $31.8 billion and $6.3 billion is related to futures/options and CDS, respectively.

Our cash and cash equivalent margin and guaranty fund deposits are maintained in accounts with national banks and highly-rated financial institutions or secured through direct investments, primarily in U.S. Treasury securities with original maturities of less than three months, or reverse repurchase agreements with primarily overnight maturities.
To provide a tool to address the liquidity needs of our clearing houses and manage the liquidation of margin and guaranty fund deposits held in the form of cash and high quality sovereign debt, ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. have entered into Committed Repurchase Agreement Facilities, or Committed Repo. Additionally, ICE Clear Credit and ICE Clear Netherlands have entered into Committed FX Facilities to support these liquidity needs. As of March 31, 2021 the following facilities were in place:
•ICE Clear Europe: $1.0 billion in Committed Repo to finance U.S. dollar, euro and pound sterling deposits.
•ICE Clear Credit: $300 million in Committed Repo to finance U.S. dollar and euro deposits, €250 million in Committed Repo to finance euro deposits, and €1.9 billion in Committed FX Facilities to finance euro payment obligations.
•ICE Clear U.S.: $250 million in Committed Repo to finance U.S. dollar deposits.
•ICE Clear Netherlands: €10 million in Committed FX Facilities to finance euro payment obligations.
Details of our cash and cash equivalent deposits are as follows (in millions):

Clearing House	Investment Type	As of March 31, 2021	As of December 31, 2020
ICE Clear Europe	National Bank Account (1)	$7,229	$10,887
ICE Clear Europe	Reverse repo	24,896	23,696
ICE Clear Europe	Sovereign Debt	3,953	3,501
ICE Clear Europe	Demand deposits	18	16
ICE Clear Credit	National Bank Account	35,069	30,275
ICE Clear Credit	Reverse repo	3,211	4,520
ICE Clear Credit	Demand deposits	2,403	2,701
ICE Clear U.S.	Reverse repo	7,169	5,690
ICE Clear U.S.	Sovereign Debt	900	2,100
Other ICE Clearing Houses	Demand deposits	24	17
ICE NGX	Unsettled Variation Margin and Delivery Contracts Receivable/Payable	736	680
Total		$85,608	$84,083

(1) As of March 31, 2021, ICE Clear Europe held €3.8 billion ($4.5 billion based on the euro/U.S. dollar exchange rate of 1.1731 as of March 31, 2021) at De Nederlandsche Bank, or DNB, £2.0 billion ($2.8 billion based on the pound sterling/U.S. dollar exchange rate of 1.3782 as of March 31, 2021) at the Bank of England, or BOE, and €10 million ($12 million based on the above exchange rate) at the BOE. As of December 31, 2020, ICE Clear Europe held €6.3 billion ($7.7 billion based on the euro/U.S. dollar exchange rate of 1.2216 as of December 31, 2020) at DNB, £2.3 billion ($3.1 billion based on the pound sterling/U.S. dollar exchange rate of 1.3665 as of December 31, 2020) at the BOE and €10 million ($12 million based on the above exchange rate) at the BOE.
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

	As of March 31, 2021
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$46,367	$8,789	$18,302	$—	$73,458
Letters of credit	—	—	—	2,773	2,773
ICE NGX cash deposits	—	—	—	542	542
Total	$46,367	$8,789	$18,302	$3,315	$76,773
Guaranty fund:
Government securities at face value	$552	$333	$284	$—	$1,169

	As of December 31, 2020
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$36,295	$9,523	$20,216	$—	$66,034
Letters of credit	—	—	—	2,329	2,329
ICE NGX cash deposits	—	—	—	405	405
Total	$36,295	$9,523	$20,216	$2,734	$68,768
Guaranty fund:
Government securities at face value	$508	$515	$250	$—	$1,273
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

Account Type	As of March 31, 2021 (In C$ millions)	As of March 31, 2021 (In $USD millions)
Daylight liquidity facility	C$300	$239
Overdraft facility	20	16
Total	C$320	$255
As of March 31, 2021, ICE NGX maintains a guaranty fund of $100 million funded by a letter of credit issued by a major Canadian chartered bank, and backed by default insurance underwritten by Export Development Canada, or EDC, a Crown corporation operated at arm’s length from the Canadian government. In the event of a participant default where the Member’s collateral is depleted, the shortfall would be covered by a draw down on the letter of credit following which ICE NGX would file a claim under the default insurance to recover additional losses up to $100 million beyond the $15 million first-loss amount that ICE NGX is responsible for under the default insurance policy.
Clearing House Exposure
Each ICE Clearing House bears financial counterparty credit risk and provides a central counterparty guarantee, or performance guarantee, to its Members. To reduce their exposure, the ICE Clearing Houses have a risk management program with both initial and ongoing membership standards. Excluding the effects of original and variation margin, guaranty fund and collateral requirements, the ICE Clearing Houses’ maximum estimated exposure for this guarantee is $143.9 billion as of March 31, 2021, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one-day movement in pricing of the underlying unsettled contracts. This value was determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than this amount.

14. Legal Proceedings
In the ordinary course of our business, from time to time we are subject to legal proceedings, lawsuits, government investigations and other claims with respect to a variety of matters. In addition, we are subject to periodic reviews, inspections, examinations and investigations by regulators in the U.S. and other jurisdictions, any of which may result in claims, legal proceedings, assessments, fines, penalties, restrictions on our business or other sanctions. We record estimated expenses and reserves for legal or regulatory matters or other claims when these matters present loss contingencies that are probable and the related amount is reasonably estimable. Any such accruals may be adjusted as circumstances change. Assessments of losses are inherently subjective and involve unpredictable factors. While the outcome of legal and regulatory matters is inherently difficult to predict and/or the range of loss often cannot be reasonably estimable, we do not believe that the liabilities, if any, which may ultimately result from the resolution of the various legal and regulatory matters that arise in the ordinary course of our business, including the matters described below and in Note 15 to the consolidated financial statements in Part II, Item 8 of our 2020 Form 10-K, are likely to have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to these legal and regulatory matters. Other than a $30 million accrual for potential legal settlements recorded as of December 31, 2020, a range of possible losses related to certain cases cannot be reasonably estimated at this time, except as otherwise disclosed below and in Note 15 to the consolidated financial statements in Part II, Item 8 of our 2020 Form 10-K. Individual matter disclosures in this Form 10-Q are limited to new significant matters or significant updates on existing matters since our most recent Form 10-K.
ICE Data Pricing & Reference Data Matter
As described at greater length in Note 15 to the consolidated financial statements in Part II, Item 8 of our 2020 Form 10-K, our subsidiary ICE Data Pricing & Reference Data, LLC, or PRD, is a registered investment advisor in the business of, among other things, providing clients with evaluated pricing and other information for fixed-income securities.

Until October 1, 2020, PRD had a business practice of passing through third-party price quotes, or broker quotes, in certain fixed income securities as-is to its clients when PRD did not believe it had sufficient information to produce an evaluated price for such securities. PRD’s legacy business practices with respect to broker quotes received from a now-bankrupt entity named Live Well Financial, Inc., or Live Well, had led to assertions of liability against PRD by Live Well’s bankruptcy trustee, or the Trustee, and certain of Live Well’s financial institution creditors. As of April 2021, PRD had resolved the potential claims of the Trustee and all but one of Live Well’s financial institution creditors. PRD continues to deny any wrongdoing, and to the extent any unresolved assertions relating to broker quotes PRD received from Live Well become litigated matters, we plan to vigorously defend any such litigation.
For further information on our legal and regulatory matters, please see Note 15 to the consolidated financial statements in Part II, Item 8 of our 2020 Form 10-K.

15. Fair Value Measurements
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
Financial assets and liabilities recorded or disclosed at fair value in the accompanying consolidated balance sheets as of March 31, 2021 and December 31, 2020 were classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement.
Our mutual funds are equity and fixed income mutual funds held for the purpose of providing future payments for the supplemental executive savings plan and the supplemental executive retirement plan. These mutual funds are classified as equity investments and measured at fair value using Level 1 inputs with adjustments recorded in net income.
Excluding our equity investments without a readily determinable fair value, the fair values of all other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.
We did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of March 31, 2021 or December 31, 2020.
We measure certain assets, such as intangible assets, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of March 31, 2021, none of our intangible assets were required to be recorded at fair value since no impairments were recorded.
We measure certain equity investments at fair value on a non-recurring basis using our policy election under ASU 2016-01. During the three months ended March 31, 2021, we evaluated these investments to identify if any increase or decrease in the value of the investment had occurred, including qualitative considerations of impairment as discussed above, and concluded that no fair value adjustments were required under this election.
See Note 13 for the fair value considerations related to our margin deposits, guaranty funds and delivery contracts receivable.
The table below displays the fair value of our debt as of March 31, 2021. The fair values of our fixed rate notes were estimated using quoted market prices for these instruments. The fair value of our commercial paper includes a discount and other short-term debt approximates par value since the interest rates on this short-term debt approximate market rates as of March 31, 2021.

	As of March 31, 2021
	(in millions)
Debt:	Carrying Amount	Fair value
Commercial Paper	$2,062	$2,065
Other short-term debt	6	6
2022 Senior Notes (2.35% senior unsecured notes due September 15, 2022)	499	513
2023 Senior Notes (floating rate senior unsecured notes due June 15, 2023)	1,245	1,252
2023 Senior Notes (0.70% senior unsecured notes due June 15, 2023)	995	1,003
2023 Senior Notes (3.45% senior unsecured notes due September 21, 2023)	399	427
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	796	868
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,245	1,375
2027 Senior Notes (3.10% senior unsecured notes due September 15, 2027)	497	543
2028 Senior Notes (3.75% senior unsecured notes due September 21, 2028)	593	662
2030 Senior Notes (2.10% senior unsecured notes due June 15, 2030)	1,232	1,204
2032 Senior Notes (1.85% senior unsecured notes due September 15, 2032)	1,482	1,375
2040 Senior Notes (2.65% senior unsecured notes due September 15, 2040)	1,229	1,158
2048 Senior Notes (4.25% senior unsecured notes due September 21, 2048)	1,230	1,405
2050 Senior Notes (3.00% senior unsecured notes due June 15, 2050)	1,219	1,161
2060 Senior Notes (3.00% senior unsecured notes due September 15, 2060)	1,470	1,346
Total debt	$16,199	$16,363

16. Segment Reporting
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
In addition, beginning in the first quarter of 2021, origination technology revenues include those related to our ICE Mortgage Technology network (previously reported in closing solutions revenues) and closing solutions revenues now include registration revenues related to MERS (previously reported in other revenues). We believe these changes more accurately reflect how we operate the business. The prior year period has been adjusted to reflect these changes.
As of March 31, 2021, our business is conducted through three reportable business segments, comprised of the following:
•Our Exchanges segment includes our global futures platforms for trade execution and clearing, NYSE trading and listings and various data services related to those platforms;
•Our Fixed Income and Data Services segment includes our fixed income and data analytics offerings, including pricing and reference data, analytics and indices, fixed income execution, or ICE Bonds, CDS clearing, our consolidated feeds, ICE Global Network businesses, other multi-asset class data and network services; and
•Our Mortgage Technology segment provides mortgage technology solutions for the U.S. residential mortgage market from application through closing and the secondary market.
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

Financial data for our business segments is as follows for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31, 2021
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$310	$—	$—	$310
Agricultural and metals futures and options	59	—	—	59
Financial futures and options	105	—	—	105
Cash equities and equity options	734	—	—	734
OTC and other	77	—	—	77
Data and connectivity services	207	—	—	207
Listings	114	—	—	114
Fixed income execution	—	14	—	14
CDS clearing	—	55	—	55
Fixed income data and analytics	—	264	—	264
Other data and network services	—	135	—	135
Origination technology	—	—	254	254
Closing solutions	—	—	70	70
Data and analytics	—	—	18	18
Other	—	—	13	13
Revenues	1,606	468	355	2,429
Transaction-based expenses	632	—	—	632
Revenues, less transaction-based expenses	974	468	355	1,797
Operating expenses	321	335	249	905
Operating income	$653	$133	$106	$892

	Three Months Ended March 31, 2020
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$353	$—	$—	$353
Agricultural and metals futures and options	84	—	—	84
Financial futures and options	123	—	—	123
Cash equities and equity options	669	—	—	669
OTC and other	71	—	—	71
Data and connectivity services	193	—	—	193
Listings	112	—	—	112
Fixed income execution	—	21	—	21
CDS clearing	—	72	—	72
Fixed income data and analytics	—	245	—	245
Other data and network services	—	126	—	126
Closing solutions	—	—	44	44
Other	—	—	2	2
Revenues	1,605	464	46	2,115
Transaction-based expenses	556	—	—	556
Revenues, less transaction-based expenses	1,049	464	46	1,559
Operating expenses	322	330	25	677
Operating income	$727	$134	$21	$882

Revenue from one clearing member of the Exchanges segment comprised $109 million, or 11% of our Exchanges revenues less transaction-based expenses during the three months ended March 31, 2021. Revenue from one clearing member of the Exchanges segment comprised $116 million, or 11% of our Exchanges revenues less transaction-based expenses during the three months ended March 31, 2020. Clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, we believe that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional customers or clearing members accounted for more than 10% of our segment revenues or consolidated revenues during the three months ended March 31, 2021 or 2020.

17. Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended March 31, 2021 and 2020 (in millions, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Basic:
Net income attributable to Intercontinental Exchange, Inc.	$646	$650
Weighted average common shares outstanding	562	552
Basic earnings per common share	$1.15	$1.18
Diluted:
Weighted average common shares outstanding	562	552
Effect of dilutive securities - stock options and restricted stock	3	3
Diluted weighted average common shares outstanding	565	555
Diluted earnings per common share	$1.14	$1.17
Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. The weighted average common shares outstanding increased during the three months ended March 31, 2021 from the comparable period in 2020 primarily due to the stock issued for the Ellie Mae acquisition, partially offset by 2020 stock repurchases. Common equivalent shares from stock options and restricted stock awards, calculated using the treasury stock method, are included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. During the three months ended March 31, 2021 and 2020, 190,000 and 246,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect. In addition, we have excluded warrants and preferred and common incentive units under the Bakkt Equity Incentive Plan because they are also antidilutive. Certain figures in the table above may not recalculate due to rounding.

18. Subsequent Events
On April 14, 2021, Coinbase, a company in which we owned preferred stock which represented a 1.4% ownership share on a fully-diluted, as-converted basis, completed an IPO (Note 5). On April 15, 2021, we completed the sale of our investment in Coinbase for $1.24 billion, and will record a gain of $1.23 billion in the second quarter of 2021 as other income in our consolidated statement of income.
We have evaluated subsequent events and determined that no other events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, or Quarterly Report, unless otherwise indicated, the terms “Intercontinental Exchange,” “ICE,” “we,” “us,” “our,” “our company” and “our business” refer to Intercontinental Exchange, Inc., together with its consolidated subsidiaries. References to “ICE Products” mean products listed on one or more of our markets. All references to “options” or “options contracts” in the context of our futures products refer to options on futures contracts. Solely for convenience, references in this Quarterly Report to any trademarks, service marks and trade names owned by ICE are listed without the ®, ™ and © symbols, but we will assert, to the fullest extent under applicable law, our rights to these trademarks, service marks and trade names.
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
Forward-Looking Statements
This Quarterly Report, including the sections entitled “Notes to Consolidated Financial Statements,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be forward-looking statements.
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
•volatility in commodity prices, equity prices and price volatility of financial benchmarks and instruments such as interest rates, credit spreads, equity indices, foreign exchange rates, and mortgage origination trends;
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

These risks and other factors include those set forth in Part 1, Item 1(A) under the caption “Risk Factors” in our 2020 Form 10-K, as filed with the SEC on February 4, 2021. Due to the uncertain nature of these factors, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any of these statements to reflect events or circumstances occurring after the date of this Quarterly Report. New factors may emerge and it is not possible to predict all factors that may affect our business and prospects.
Overview
We are a provider of market infrastructure, data services and technology solutions to a broad range of customers including financial institutions, corporations and government entities. These products, which span major asset classes including futures, equities, fixed income and U.S. residential mortgages, provide our customers with access to mission critical workflow tools that are designed to increase asset class transparency and workflow efficiency. Prior to October 2020, we reported our results in two segments. We now report our results in three segments: Exchanges, Fixed Income and Data Services, and Mortgage Technology. The majority of our identifiable assets are located in the U.S. and U.K.
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

Recent Developments
Bakkt Transaction
On January 11, 2021, we announced that Bakkt, a trusted digital asset marketplace we launched in 2018 enabling institutions and consumers to buy, sell, store and spend digital assets, had entered into a definitive agreement to combine with VIH, a special purpose acquisition company sponsored by VPC.
The business combination between Bakkt and VIH is expected to result in over $500 million of cash on the combined company’s balance sheet, reflecting a contribution of up to $207 million of cash held in VIH’s trust account, and a $325 million concurrent private placement, or PIPE, of Class A common stock of the combined company, priced at $10.00 per share, including a $50 million commitment from us. The newly combined company will be renamed Bakkt Holdings, Inc. and is expected to be listed on the NYSE.
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
Following completion of the business combination, which is expected to occur by the end of the second quarter of 2021, we are expected to have a 65% economic interest and a minority voting interest in the combined company. Following the closing, we will have a minority voting interest in the combined company and as a consequence, we expect to deconsolidate Bakkt and treat it as an equity method investment within our financial statements.
Launch of ICE Futures Abu Dhabi
On March 29, 2021, we launched trading in ICE Murban Crude Oil futures, the world’s first Murban futures contract on our new exchange, ICE Futures Abu Dhabi Limited, or IFAD. IFAD was launched with the Abu Dhabi National Oil Company, or ADNOC, and nine of the world’s largest energy traders.
ICE Murban Crude Oil Futures opened for trading along with 18 Murban-related cash settled derivatives and inter-commodity spreads. Murban futures investors from jurisdictions including ADGM, the U.S., Singapore, the U.K., Switzerland, the Netherlands, France, Norway, Australia, Japan and South Korea, are able to trade on IFAD. IFAD has 27 Exchange Members and 20 Clearing Members. Contracts traded on IFAD are cleared at ICE Clear Europe alongside ICE’s global energy futures platform, allowing customers to benefit from critical margin offsets to enhance capital efficiency. As of April 20, 2022, open interest was more than 42,000 contracts and a total of 132,450 contracts have traded with 49 firms having traded on IFAD since the launch.
Regulation
Our activities and the markets in which we operate are subject to regulations that impact us as well as our customers, and, in turn, meaningfully influence our activities, the manner in which we operate and our strategy. We are primarily subject to the jurisdiction of regulatory agencies in the U.S., U.K., EU, Canada, Singapore and ADGM. Failure to satisfy regulatory requirements can or may give rise to sanctions by the applicable regulator.
Global policy makers have undertaken reviews of their existing legal framework governing financial markets in connection with regulatory reform, and have either passed new laws and regulations, or are in the process of debating and/or enacting new laws and regulations that apply to our business and to our customers’ businesses. Legislative and regulatory actions may impact the way in which we or our customers conduct business and may create uncertainty, which could affect trading volumes or demand for market data. See Part 1, Item 1 “Business - Regulation” and Part 1, Item 1(A) "Risk Factors" included in our 2020 Form 10-K for a discussion of the primary regulations applicable to our business and certain risks associated with those regulations.
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

Instead, in March 2021, the U.K. and EU agreed on a Memorandum of Understanding establishing the framework for regulatory cooperation on financial services, but there continues to be uncertainty surrounding specific terms that may impact the financial services industry and our business operations.
•Requirement that European and U.K. exchanges and CCPs offer non-discriminatory access. The non-discriminatory access provisions of the U.K.'s Markets in Financial Instruments Directive II, or U.K. MiFID II, and the EU Markets in Financial Instruments Directive II, or EU MiFID II, would require both our U.K. and European exchanges and central counterparties, or CCPs, to offer access to third parties on commercially reasonable terms. In addition, both the U.K. MiFID II and the EU MiFID II could require our U.K. and European exchanges and CCPs to allow participants to trade and/or clear at other venues, which may encourage competing venues to offer lookalikes of our products. On July 3, 2020, the application of these non-discriminatory access requirements for EU exchange-traded derivatives under EU MiFID II was postponed until July 3, 2021. This postponement did not form part of EU law retained by the U.K. at the end of the Brexit transition period. U.K. Treasury is currently reviewing the suitability of these requirements for U.K. markets.
•Continued access by EU market participants to U.K. CCPs and exchanges. The European Commission, or EC, adopted an 18-month temporary equivalence decision for U.K. CCPs, which began to apply as of January 1, 2021. ICE Clear Europe has been recognized by the European Securities and Markets Authority, or ESMA, as a third-country CCP in accordance with the European Markets Infrastructure Regulation, or EMIR. Separately, ICE Futures Europe and ICE Endex will continue to be able to permit access by EU and U.K. persons to transact on their platforms. The absence of an equivalence decision by the EU for U.K. trading venues, however, may result in increased costs for certain EU market participants, which could impact trading on ICE Futures Europe. In February 2021, ICE announced it plans to transition ICE EU Emission Allowance futures and options from ICE Futures Europe to ICE Endex in June 2021. Additional impacts to our business and the potential for regulatory changes remain uncertain at this time. We are monitoring the impact to our business and are evaluating avenues to facilitate continued access for EU and U.K. customers to ICE Futures Europe and ICE Endex.
•Benchmarks Regulation. In October 2020, the U.K. Government introduced the Financial Services Bill, which includes proposed amendments to the U.K. Benchmarks Regulation, or BMR, to provide the FCA with authority to manage and direct any wind-down period prior to a cessation of the London Interbank Offered Rate, or LIBOR, including powers to direct a methodology change for a critical benchmark and extend its publication on a basis that is no longer representative of its original underlying market or economic reality. Legislation increasing the powers of regulators to change the methodology or underlying market represented by a benchmark, or extend the publication of a benchmark, including LIBOR, could result in increased risks to administrators, such as ICE Benchmark Administration Limited, or IBA, and users of such benchmarks. In February 2021, amendments to the EU BMR came into force to provide the EC the power to designate a replacement benchmark that covers all references to a widely used reference rate that is phased out, including LIBOR, when necessary to avoid disruption of the financial markets in the EU and to further extend the transition period for the use of benchmarks provided by third-country administrators until at least December 31, 2023. On April 6, 2021, New York Governor Andrew Cuomo signed into law legislation addressing the consequences of the permanent cessation of LIBOR for specified contracts, securities, and other agreements that are economically linked to LIBOR that are governed by New York state law. The legislation generally tracks the legislation proposed by the Alternative Reference Rates Committee, or ARRC, and received broad industry support.
•U.S. Listing and Trading Prohibitions on Certain Foreign Companies. On December 18, 2020, the Holding Foreign Companies Accountable Act became U.S. law. For each company required to file periodic reports with the SEC, this Act requires the SEC to identify any company that retains a registered public accounting firm that is located in a foreign jurisdiction and that the Public Company Accounting Oversight Board, or PCAOB, is unable to inspect or investigate because of a position taken in such foreign jurisdiction. If the SEC determines that the PCAOB has been unable to inspect or investigate such accounting firm for three consecutive years, it is required to prohibit such company from trading its securities on a U.S. securities exchange or in any “over-the-counter” market. As a consequence, the NYSE exchanges may be required to suspend trading in certain of their listed companies. On March 24, 2021, the SEC adopted rules to implement certain disclosure requirements of the Holding Foreign Companies Accountable Act for foreign registrants.
In addition, on November 12, 2020, the former President of the United States issued an Executive Order that prohibits, subject to certain exceptions, transactions by U.S. persons in the securities of certain Chinese companies identified as having ties to the People's Liberation Army, and in securities that are derivatives of, or any securities that are designated to provide investment exposure to, such Chinese companies. To comply with the Executive Order and guidance from the U.S. Department of the Treasury, the NYSE suspended trading in four of its listed companies and commenced delisting proceedings. In the future, there may be other listed companies that the NYSE will be required to take similar action to comply with the Executive Order.

Consolidated Financial Highlights
The following summarizes our results and significant changes in our consolidated financial performance for the periods presented (dollars in millions, except per share amounts):

	Three Months Ended March 31,
	2021	2020	Change
Revenues, less transaction-based expenses	$1,797	$1,559	15%
Operating expenses	$905	$677	34%
Adjusted operating expenses(1)	$729	$597	22%
Operating income	$892	$882	1%
Adjusted operating income(1)	$1,068	$962	11%
Operating margin	50%	57%	(7 pts)
Adjusted operating margin(1)	59%	62%	(3 pts)
Other income (expense), net	$(59)	$(46)	28%
Income tax expense	$183	$178	3%
Effective tax rate	22%	21%	1 pt
Net income attributable to ICE	$646	$650	(1) %
Adjusted net income attributable to ICE(1)	$758	$695	9%
Diluted earnings per share attributable to ICE common stockholders	$1.14	$1.17	(3) %
Adjusted diluted earnings per share attributable to ICE common stockholders(1)	$1.34	$1.25	7%
Cash flows from operating activities	$734	$520	41%

(1) The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. Adjusted net income attributable to ICE and adjusted diluted earnings per share attributable to ICE common stockholders are presented net of taxes. These adjusted numbers are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Financial Measures” below.

•Revenues, less transaction-based expenses, increased $238 million for the three months ended March 31, 2021 from the comparable period in 2020. See "-Exchanges Segment", "Fixed Income and Data Services Segment" and "Mortgage Technology Segment" below for a discussion of the significant changes in our revenues. The increase in revenues during the three months ended March 31, 2021 includes $18 million in favorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable period in 2020. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Rate Risk" below for additional information on the impact of currency fluctuations.
•Operating expenses increased $228 million for the three months ended March 31, 2021 from the comparable period in 2020. See "-Consolidated Operating Expenses" below for a discussion of the significant changes in our operating expenses. The increase in operating expenses includes $7 million in unfavorable foreign exchange effects for the three months ended March 31, 2021 arising from fluctuations in the U.S. dollar from the comparable period in 2020. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Rate Risk" below for additional information on the impact of currency fluctuations.
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
For additional information regarding the factors that affect our results of operations, see Item 1(A) “Risk Factors” included in our 2020 Form 10-K, and Part II, Item 1(A) "Risk Factors" below.
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
Our business is now conducted through three reportable business segments, comprised of the following:
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
•Our Fixed Income and Data Services segment includes pricing and reference data, analytics, indices, trade execution and clearing within our ICE Bonds and CDS businesses, consolidated feeds and our ICE Global Network businesses; and
•Our Mortgage Technology segment includes our ICE Mortgage Technology businesses. This segment includes origination technology, closing solutions, data and analytics and other. In addition, beginning in the first quarter of 2021, origination technology revenues include those related to our ICE Mortgage Technology network (previously reported in closing solutions revenues) and closing solutions revenues now include registration revenues related to MERSCORP Holdings, Inc., or MERS, (previously reported in other revenues). We believe these changes more accurately reflect how we operate the business. The prior year period has been adjusted to reflect these changes.

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

Exchanges Segment
The following presents selected statements of income data for our Exchanges segment (dollars in millions):

REVENUES, LESS TRANSACTION-BASED EXPENSES
$ (Millions)
1,200
1,000
800
600
400
200
0
$1,049
$112
$193
$71
$113
$123
$84
$353
$974
$114
$207
$77
$102
$105
$59
$310
Q1 2020
Q1 2021
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

	Three Months Ended March 31, 2021
	2021	2020	Change
Revenues:
Energy futures and options	$310	$353	(12)%
Agricultural and metals futures and options	59	84	(29)
Financial futures and options	105	123	(14)
Futures and options	474	560	(15)
Cash equities and equity options	734	669	10
OTC and other	77	71	9
Transaction and clearing, net	1,285	1,300	(1)
Data and connectivity services	207	193	7
Listings	114	112	2
Revenues	1,606	1,605	—
Transaction-based expenses(1)	632	556	14
Revenues, less transaction-based expenses	974	1,049	(7)
Other operating expenses	253	246	3
Depreciation and amortization	63	64	(1)
Acquisition-related transaction and integration costs	5	12	(62)
Operating expenses	321	322	—
Operating income	$653	$727	(10)%
(1)Transaction-based expenses are largely attributable to our cash equities and options business.

Exchanges Revenues
Our Exchanges segment includes transaction and clearing revenues from our futures and NYSE exchanges as well as related data and connectivity services and listings. Transaction and clearing revenues consist of fees collected from derivatives, cash equities and equity options trading and derivatives clearing, and are reported on a net basis, except for the NYSE transaction-based expenses discussed below. Rates per-contract, or RPC, are driven by the number of contracts or securities traded and the fees charged per contract, net of certain rebates. Our per-contract transaction and clearing revenues will depend upon many factors, including, but not limited to, market conditions, transaction and clearing volume, product mix, pricing, applicable revenue sharing and market making agreements, and new product introductions. Because transaction and clearing revenues are generally assessed on a per-contract basis, revenues and profitability fluctuate with changes in contract volume and product mix. Our data and connectivity services revenues are recurring subscription fees related to the various data and connectivity services that we provide which are directly attributable to our exchange venues. Our listings revenues are also recurring subscription fees that we earn for the provision of NYSE listings services for public companies and ETFs, and related corporate actions for listed companies.
For both the three months ended March 31, 2021 and 2020, 16% of our Exchanges segment revenues, less transaction-based expenses, were billed in pounds sterling or euros. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Exchanges segment revenues, less transaction-based expenses, were higher by $12 million for the three months ended March 31, 2021, from the comparable period in 2020.
Our exchange transaction and clearing revenues are presented net of rebates. We recorded rebates of $274 million and $306 million for the three months ended March 31, 2021 and 2020, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. The decrease in rebates is due primarily to decreased volumes within our futures and options programs.
•Energy Futures and Options: Total energy volume decreased 16% and revenues decreased 12% for the three months ended March 31, 2021 from the comparable period in 2020.
–Total oil volume decreased 16% for the three months ended March 31, 2021 from the comparable period in 2020 as the first quarter of 2020 benefited from a sharp increase in price volatility related to various geopolitical events as well as the emergence of COVID-19.

–Our global natural gas futures and options volume decreased 16% for the three months ended March 31, 2021 from the comparable period in 2020. Similar to oil volumes, the first quarter of 2020 benefited from elevated volatility related to COVID-19.
–Our environmentals and other futures and options volume decreased 6% for the three months ended March 31, 2021 from the comparable period in 2020.
•Agricultural and Metals Futures and Options: Total volume in our agricultural and metals futures and options markets decreased 29% and revenues decreased 29% for the three months ended March 31, 2021 from the comparable period in 2020. The first quarter of 2020 benefited from elevated volatility related to COVID-19 and a sharp decline in oil prices.
–Sugar futures and options volumes decreased 39% for the three months ended March 31, 2021 from the comparable period in 2020.
–Other agricultural and metal futures and options volume decreased 19% for the three months ended March 31, 2021 from the comparable period in 2020.
•Financial Futures and Options: Total volume decreased 21% and revenues decreased 14% in our financial futures and options markets for the three months ended March 31, 2021 from the comparable period in 2020.
–Interest rate futures and options volume and revenue decreased 19% and 15%, respectively, for the three months ended March 31, 2021 from the comparable period in 2020. The first quarter of 2020 benefited largely from the unexpected quantitative easing measures implemented by major central banks in response to COVID-19. Interest rate futures and options revenues were $62 million and $72 million for the three months ended March 31, 2021 and 2020, respectively.
–Other financial futures and options volume, which includes our MSCI®, FTSE® and NYSE FANG+ equity index products, decreased 26% and revenue decreased 14% for the three months ended March 31, 2021 from the comparable period in 2020. The first quarter of 2020 benefited from elevated volatility across global equity markets driven by the emergence of COVID-19. Other financial futures and options revenues were $43 million and $51 million for the three months ended March 31, 2021 and 2020, respectively.
•Cash Equities and Equity Options: Cash equities volume increased 7% for the three months ended March 31, 2021 from the comparable period in 2020 due to increased participation in U.S. equity markets, including increased retail participation. Cash equities revenues, net of transaction-based expenses, were $71 million and $83 million for the three months ended March 31, 2021 and 2020, respectively. Equity options volume increased 65% for the three months ended March 31, 2021 from the comparable period in 2020 driven by increased participation and higher market share. Equity options revenues, net of transaction-based expenses, were $31 million and $30 million for the three months ended March 31, 2021 and 2020, respectively.
•OTC and Other: OTC and other transactions include revenues from our OTC energy business and other trade confirmation services, as well as interest income on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, exchange membership fees and agricultural grading and certification fees. Our OTC and other revenues increased 9% for the three months ended March 31, 2021 from the comparable period in 2020 primarily due to the February 2020 acquisition of Bridge2 Solutions.
•Data and Connectivity Services: Our data and connectivity services revenues increased 7% for the three months ended March 31, 2021 from the comparable period in 2020. The increase in revenue was driven by the strong retention rate of existing customers and increased purchases by existing customers.
•Listings Revenues: Through NYSE, NYSE American and NYSE Arca, we generate listings revenue related to the provision of listings services for public companies and ETFs, and related corporate actions for listed companies. Listings revenues increased 2% for the three months ended March 31, 2021 from the comparable period in 2020, driven by equity capital markets activity, including an increase in demand for special purpose acquisition company, or SPAC, listings.
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
Selected Operating Data
The following charts and tables present trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts):

Volume and Rate per Contract

	Three Months Ended March 31,
	2021	2020	Change
Number of contracts traded (in millions):
Energy futures and options	206	244	(16)%
Agricultural and metals futures and options	26	37	(29)
Financial futures and options	177	223	(21)
Total	409	504	(19)%

	Three Months Ended March 31,
	2021	2020	Change
Average Daily Volume of contracts traded (in thousands):
Energy futures and options	3,376	3,938	(14)%
Agricultural and metals futures and options	425	588	(28)
Financial futures and options	2,832	3,511	(19)
Total	6,633	8,037	(17)%

	Three Months Ended March 31,
	2021	2020	Change
Rate per contract:
Energy futures and options	$1.50	$1.45	4%
Agricultural and metals futures and options	$2.28	$2.29	—%
Financial futures and options	$0.58	$0.54	7%
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

Open Interest

	As of March 31,
	2021	2020	Change
Open interest — in thousands of contracts:
Energy futures and options	42,177	44,375	(5)%
Agricultural and metals futures and options	4,017	4,239	(5)
Financial futures and options	32,341	26,666	21
Total	78,535	75,280	4%
The following charts and table present selected cash and equity options trading data (all trading volume below is presented as average net daily trading volume, or ADV, and is single counted):

	Three Months Ended March 31,
	2021	2020	Change
NYSE cash equities (shares in millions):
Total cash handled volume	2,920	2,734	7%
Total cash market share matched	19.5%	24.5%	(5.0) pts

NYSE equity options (contracts in thousands):
NYSE equity options volume	7,732	4,681	65%
Total equity options volume	40,053	25,331	58%
NYSE share of total equity options	19.3%	18.5%	0.8 pts

Revenue capture or rate per contract:
Cash equities rate per contract (per 100 shares)	$0.040	$0.049	(19)%
Equity options rate per contract	$0.07	$0.10	(35)%

Handled volume represents the total number of shares of equity securities, ETFs and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
Transaction-Based Expenses
Our equities and equity options markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. Section 31 fees are recorded on a gross basis as a component of transaction and clearing fee revenue. These Section 31 fees are assessed to recover the government’s costs of supervising and regulating the securities markets and professionals and are subject to change. We, in turn, collect corresponding activity assessment fees from member organizations clearing or settling trades on the equities and options exchanges, and recognize these amounts in our transaction and clearing revenues when invoiced. The activity assessment fees are designed to equal the Section 31 fees. As a result, activity assessment fees and the corresponding Section 31 fees do not have an impact on our net income, although the timing of payment by us will vary from collections. Section 31 fees were $125 million and $166 million for the three months ended March 31, 2021 and 2020, respectively. The fees we collect are included in cash at the time of receipt and we remit the amounts to the SEC semi-annually as required. The total amount is included in accrued liabilities and was $123 million as of March 31, 2021.
We make liquidity payments to cash and options trading customers, as well as routing charges made to other exchanges which are included in transaction-based expenses. We incur routing charges when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We record routing charges on a gross basis as a component of transaction and clearing fee revenue. Cash liquidity payments, routing and clearing fees were $507 million and $390 million for the three months ended March 31, 2021 and 2020, respectively.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Exchanges segment's operating expenses, operating income and operating margin (dollars in millions). See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Exchanges Segment:	Three Months Ended March 31,
	2021	2020	Change
Operating expenses	$321	$322	—%
Adjusted operating expenses(1)	$298	$295	2%
Operating income	$653	$727	(10)%
Adjusted operating income(1)	$676	$754	(10)%
Operating margin	67%	69%	(2 pts)
Adjusted operating margin(1)	69%	72%	(3 pts)

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

	Three Months Ended March 31, 2021
	2021	2020	Change
Revenues:
Fixed income execution	$14	$21	(32)%
CDS clearing	55	72	(25)
Fixed income data and analytics	264	245	8
Fixed income and credit	333	338	(2)
Other data and network services	135	126	8
Revenues	468	464	1
Other operating expenses	249	243	2
Depreciation and amortization	86	87	(1)
Operating expenses	335	330	1
Operating income	$133	$134	—%
Our Fixed Income and Data Services segment represents fixed income and credit trading and clearing as well as subscription-based, or recurring, revenues related to our fixed income data and analytics offerings as well as other multi-asset class data and network services.
For the three months ended March 31, 2021 and 2020, 14% and 13% of our Fixed Income and Data Services segment revenues were billed in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues denominated in foreign currencies changes accordingly. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar during the three months ended March 31, 2021, our Fixed Income and Data Services revenues were higher by $5 million for the three months ended March 31, 2021, from the comparable period in 2020.
Fixed Income and Data Services Revenues
Our Fixed Income and Data Services revenues increased 1% for the three months ended March 31, 2021 from the comparable period in 2020 primarily due to growth in our fixed income data and analytics products and our other data and network services.
•Fixed Income Execution: Fixed income execution includes revenues from ICE Bonds. Execution fees are reported net of rebates, which were nominal for both the three months ended March 31, 2021 and 2020. Our fixed income execution revenues decreased 32% for the three months ended March 31, 2021 from the comparable period in 2020 as the first quarter of 2020 had benefited from the price volatility related to COVID-19, as well as due to decreased retail activity in the first quarter of 2021 as a result of low interest rates, particularly municipal and corporate bond activity.
•CDS Clearing: CDS clearing revenues decreased 25% for the three months ended March 31, 2021 from the comparable period in 2020. The notional value of CDS cleared was $5.0 trillion and $7.1 trillion for the three months ended March 31, 2021 and 2020, respectively. While volatility and demand for credit protection related to the emergence of COVID-19 benefited first quarter 2020 revenues, ICE Clear Credit set new records for client-cleared notional amount in USD Corporate Single Names, EUR Corporate Single Names and the Emerging Markets CDX index in the first quarter of 2021.
•Fixed Income Data and Analytics: Our fixed income data and analytics revenues increased 8% for the three months ended March 31, 2021 from the comparable period in 2020. The increase in revenue was due to strength in our index business and continued growth in our pricing and reference data business driven by the strong retention rate of existing customers, the addition of new customers and increased purchases by existing customers.
•Other Data and Network Services: Our other data and network services revenues increased 8% for the three months ended March 31, 2021 from the comparable period in 2020. The increase in revenues was driven primarily by growth in our ICE Global Network offering, coupled with strength in our consolidated feeds and stronger desktop revenues.
Annual Subscription Value, or ASV, represents, at a point in time, the data services revenues, which includes fixed income data and analytics as well as other data and network services, subscribed for the succeeding 12 months. ASV does not include new sales, contract terminations or price changes that may occur during that 12-month period. However, while it is an indicative forward-looking metric, it does not provide a precise growth forecast of the next 12 months of data services revenues.
As of March 31, 2021, ASV was $1.580 billion, which increased 6.9% compared to the ASV as of March 31, 2020. ASV represents nearly 100% of total data services revenues for this segment. This does not adjust for year-over-year foreign exchange fluctuations.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Fixed Income and Data Services segment's operating expenses, operating income and operating margin (dollars in millions). See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Fixed Income and Data Services Segment:	Three Months Ended March 31,
	2021	2020	Change
Operating expenses	$335	$330	1%
Adjusted operating expenses(1)	$290	$282	2%
Operating income	$133	$134	—%
Adjusted operating income(1)	$178	$182	(1)%
Operating margin	28%	29%	(1 pt)
Adjusted operating margin(1)	38%	39%	(1 pt)

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

	Three Months Ended March 31, 2021
	2021	2020	Change
Revenues:
Origination technology	254	—	n/a
Closing solutions	70	44	61%
Data and analytics	18	—	n/a
Other	13	2	614
Revenues	355	46	680
Other operating expenses	130	19	590
Acquisition-related transaction and integration costs	13	—	n/a
Depreciation and amortization	106	6	1,662
Operating expenses	249	25	899
Operating income	$106	$21	414%
Mortgage Technology Revenues
Our mortgage technology revenues are derived from our comprehensive, end-to-end U.S. residential mortgage platform. Our mortgage technology business is intended to enable greater workflow efficiency for customers focused on originating U.S. residential mortgage loans. Mortgage technology revenues increased $309 million or 680% for the three months ended March 31, 2021 from the comparable period in 2020. In September 2020, we acquired Ellie Mae and, as a result, first quarter 2020 results do not include a contribution from this acquisition.
Beginning in the first quarter of 2021, origination technology revenues include those related to our ICE Mortgage Technology network (previously reported in closing solutions revenues) and closing solutions revenues now include registration revenues related to MERS, (previously reported in other revenues) with prior periods restated to reflect these changes.
•Origination technology: Our origination technology acts as a system of record for the mortgage origination, automating the gathering, reviewing, and verifying of mortgage-related information and enabling automated enforcement of rules and business practices designed to help ensure that each completed loan transaction is of high quality and adheres to secondary market standards. These revenues are based on recurring Software as a Service, or SaaS, subscription fees, with an additive Success-Based Pricing fee as lenders exceed the number of loans closed that are included with their monthly base subscription.
In addition, the ICE Mortgage Technology network provides originators connectivity to the mortgage supply chain and facilitates the secure exchange of information between our customers and a broad ecosystem of third-party service providers, as well as lenders and investors that are critical to consummating the millions of loan transactions that occur on our origination network each year. Revenue from the ICE Mortgage Technology network is largely transaction-based.
•Closing solutions: Our closing solutions uniquely connect key participants, such as lenders, title and settlement agents and individual county recorders, to digitize the traditionally manual and paper-based closing and recording process. Our closing solutions also include revenues from the MERS database, a leading system of record for recording and tracking changes in mortgage servicing rights and beneficial ownership interests in loans secured by U.S. residential real estate. Revenues from closing solutions are largely transaction-based.
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
•Other: Other revenues include professional services fees, as well as revenues from ancillary products. Other revenues are transaction-based.

The following chart summarizes our Mortgage Technology segment's operating expenses, operating income and operating margin (dollars in millions). See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Mortgage Technology Segment:	Three Months Ended March 31, 2021
	2021	2020	Change
Operating expenses	$249	$25	n/a
Adjusted operating expenses(1)	$141	$20	n/a
Operating income	$106	$21	n/a
Adjusted operating income(1)	$214	$26	n/a
Operating margin	30%	45%	(15 pts)
Adjusted operating margin(1)	60%	55%	5 pts

(1) The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. These adjusted numbers are not calculated in accordance with GAAP. See “- Non-GAAP Financial Measures”

Consolidated Operating Expenses
The following presents our consolidated operating expenses (dollars in millions):

CONSOLIDATED OPERATING EXPENSES

$ (Millions)
1,000
800
600
400
200
0
$677
$157
$201
$41
$278
Q1 2020
$905
$255
$234
$62
$354
Q1 2021
Depreciation and amortization
Technology and communication, rent and occupancy, and selling, general and administrative
Professional services and acquisition-related transaction and integration costs
Compensation and Benefits

	Three Months Ended March 31,
	2021	2020	Change
Compensation and benefits	$354	$278	27%
Professional services	44	29	49
Acquisition-related transaction and integration costs	18	12	51
Technology and communication	162	131	24
Rent and occupancy	21	21	1
Selling, general and administrative	51	49	5
Depreciation and amortization	255	157	63
Total operating expenses	$905	$677	34%
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

For the three months ended March 31, 2021 and 2020, 10% and 12%, respectively, of our operating expenses were billed in pounds sterling or euros. Due to fluctuations in the U.S. dollar compared to the pound sterling and euro, our consolidated operating expenses increased $7 million during the three months ended March 31, 2021 from the comparable period in 2020. See Item 3 “— Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” below for additional information.
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

	Three Months Ended March 31,
	2021	2020	Change
Employee headcount	8,964	6,293	42%
Stock-based compensation expenses	$35	$30	18%
Employee headcount increased for the three months ended March 31, 2021 from the comparable period in 2020 primarily due to our acquisition of Ellie Mae. Total compensation and benefits expenses increased for the three months ended March 31, 2021 from the comparable period in 2020 primarily due to $67 million in additional costs related to the acquisitions of Ellie Mae and Bridge2 Solutions and $11 million in additional costs related to other increases in employee headcount, 2021 merit pay and increases to our employee cash bonuses, partially offset by a $5 million decrease in employee severance expenses. The stock-based compensation expenses in the table above relate to employee stock option and restricted stock awards.
Professional Services Expenses
Professional services expense includes fees for consulting services received on strategic and technology initiatives, temporary labor, as well as regulatory, legal and accounting fees, and may fluctuate as a result of changes in the use of these services in our business.
Professional services expenses increased for the three months ended March 31, 2021 from the comparable period in 2020 due to $8 million in costs related to our acquisition of Ellie Mae, $4 million in higher technology consulting services fees primarily related to Bakkt and $3 million in increased costs associated with regulatory and litigation matters.
Acquisition-Related Transaction and Integration Costs
We incurred $18 million in acquisition-related transaction and integration costs for the three months ended March 31, 2021, primarily related to our integration of Ellie Mae and the expected Bakkt transaction. We incurred $12 million in acquisition-related transaction costs for the three months ended March 31, 2020, primarily related to our February 2020 Bakkt acquisition of Bridge2 Solutions. The Bridge2 Solutions acquisition costs include $10 million of expenses resulting from a Bakkt incentive award market condition estimation adjustment that was directly related to the March 2020 capital call to fund the acquisition of Bridge2 Solutions.
We expect to continue to explore and pursue various potential acquisitions and other strategic opportunities to strengthen our competitive position and support our growth. As a result, we may incur acquisition-related transaction costs in future periods.
Technology and Communication Expenses
Technology support services consist of costs for running our wholly-owned data centers, hosting costs paid to third-party data centers and maintenance of our computer hardware and software required to support our technology and cybersecurity. These costs are driven by system capacity, functionality and redundancy requirements. Communication expenses consist of costs of network connections for our electronic platforms and telecommunications costs.
Technology and communications expense also includes fees paid for access to external market data, licensing and other fee agreement expenses. Technology and communications expenses may be impacted by growth in electronic contract volume, our capacity requirements, changes in the number of telecommunications hubs and connections with customers to access our electronic platforms directly. Technology and communications expenses increased for the three months ended March 31, 2021 from the comparable period in 2020 primarily due to $29 million in additional costs related to our September 2020 acquisition of Ellie Mae.
Rent and Occupancy Expenses
Rent and occupancy expense relates to leased and owned property and includes rent, maintenance, real estate taxes, utilities and other related costs. We have significant operations located in and around Atlanta, New York, Pleasanton, London and Hyderabad with smaller offices located throughout the world. Rent and occupancy expenses were flat for the three months ended March 31, 2021 from the comparable period in 2020. Rent and occupancy expenses for the three months ended March 31, 2021 included $3 million in additional costs related to our September 2020 acquisition of Ellie Mae, offset by a decrease due to the early termination expense of our NYSE Chicago office lease during the three months ended March 31, 2020.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include marketing, advertising, public relations, insurance, bank service charges, dues and subscriptions, travel and entertainment, non-income taxes and other general and administrative costs.
Selling, general and administrative expenses increased for the three months ended March 31, 2021 from the comparable period in 2020 primarily due to $7 million in increased marketing expenses related to the launch of Bakkt's digital wallet, Bakkt App, as well as $4 million in increased costs related to our acquisition of Ellie Mae, partially offset by a $10 million charitable contribution in support of COVID-19 relief efforts during the three months ended March 31, 2020.
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
We recorded amortization expenses on intangible assets acquired as part of our acquisitions, as well as on other intangible assets, of $159 million and $70 million for the three months ended March 31, 2021 and 2020, respectively. Amortization expense increased for the three months ended March 31, 2021 from the comparable period in 2020 primarily due to $90 million in increased amortization expenses recorded on the Ellie Mae intangible assets related to our September 2020 acquisition.
We recorded depreciation expenses on our fixed assets of $96 million and $87 million for the three months ended March 31, 2021 and 2020, respectively. Depreciation expense increased for the three months ended March 31, 2021 from the comparable period in 2020 primarily due to $7 million in additional costs related to our September 2020 acquisition of Ellie Mae.
Consolidated Non-Operating Income (Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following tables present our non-operating income (expenses) (dollars in millions):

	Three Months Ended March 31,
	2021	2020	Change
Other income (expense):
Interest income	$—	$6	(96)%
Interest expense	(107)	(72)	49
Other income (expense), net	48	20	144
Total other income (expense), net	$(59)	$(46)	28%
Net income attributable to non-controlling interest	$(4)	$(8)	(51)%
Interest Income
Interest income decreased for the three months ended March 31, 2021 from the comparable period in 2020 primarily due to a decrease in short-term interest rates on various investments.

Interest Expense
Interest expense increased for the three months ended March 31, 2021 from the comparable period in 2020 primarily due to the issuance of senior notes in May 2020 to refinance existing debt and the issuance of new senior notes in August 2020 related to the Ellie Mae acquisition. See “- Debt” below.
Other income (expense), net
We own a 40% interest in OCC which we treat as an equity method investment. OCC is regulated by the SEC and the CFTC. We recognized $25 million and $17 million during the three months ended March 31, 2021 and 2020, respectively, of equity earnings as our share of OCC's estimated profits, which is included in other income. Included within the amount recognized in 2021 is a $16 million earnings adjustment to reflect higher than reported 2020 net income than originally estimated by OCC. Similarly, included within the amount recognized in 2020 is a $7 million earnings adjustment to reflect higher than reported 2019 net income than originally estimated.
In connection with our equity investment in Euroclear, we recognized dividend income of $30 million during the three months ended March 31, 2021, which is included in other income.
We incurred foreign currency transaction gains/(losses) of ($6 million) and $4 million for the three months ended March 31, 2021 and 2020, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. Foreign currency transaction gains and losses are recorded in other income (expense), net, when the settlement of foreign currency assets, liabilities and payables occur in non-functional currencies and there is an increase or decrease in the period-end foreign currency exchange rates between periods. See Item 3 “- Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” included elsewhere in this Quarterly Report for more information on these items.
Non-controlling Interest
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests. As of March 31, 2021, our non-controlling interests included those related to the non-ICE limited partners' 26.7% ownership interest in our CDS clearing subsidiaries, non-controlling interests in ICE Futures Abu Dhabi and redeemable non-controlling interests of the non-ICE partners in Bakkt.
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
Consolidated Income Tax Provision
Consolidated income tax expense was $183 million and $178 million for the three months ended March 31, 2021 and 2020, respectively. The change in consolidated income tax expense between periods is primarily due to the tax impact of changes in our pre-tax income and the changes in our effective tax rate each period. Our effective tax rate was 22% and 21% for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate for the three months ended March 31, 2021 was higher than the effective tax rate for the comparable period in 2020 primarily due to the U.K. corporate income tax rate increase from 17% to 19%, effective from April 1, 2020, and less excess tax benefits from stock compensation.
The U.K. government, in its recent Finance Bill of 2021, proposed increasing the U.K. corporate income tax rate from 19% to 25%, beginning April 1, 2023. We expect this tax law change to be enacted later in 2021 and will account for the deferred tax effects in the quarter that the tax law is officially enacted.
On March 11, 2021, the American Rescue Plan Act, or ARPA, was signed into law. The ARPA enacted certain provisions that are relevant to corporate income tax. These provisions did not have a material impact on our income tax provision for the three months ended March 31, 2021.

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

	Three Months Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Revenues:
Energy futures and options	$310	$262	$229	$276	$353
Agricultural and metals futures and options	59	48	54	59	84
Financial futures and options	105	82	76	76	123
Cash equities and equity options	734	651	593	672	669
OTC and other	77	77	73	75	71
Data and connectivity services	207	201	201	195	193
Listings	114	112	111	111	112
Total exchanges revenues	1,606	1,433	1,337	1,464	1,605
Fixed income execution	14	14	15	20	21
CDS Clearing	55	42	47	47	72
Fixed income data and analytics	264	262	259	252	245
Other data and network services	135	132	129	127	126
Total fixed income and data services revenues	468	450	450	446	464
Origination technology	254	249	67	—	—
Closing solutions	70	73	67	54	44
Data and analytics	18	17	5	—	—
Other	13	11	4	2	2
Total mortgage technology revenues	355	350	143	56	46
Total revenues	2,429	2,233	1,930	1,966	2,115
Transaction-based expenses	632	562	519	571	556
Total revenues, less transaction-based expenses	1,797	1,671	1,411	1,395	1,559
Compensation and benefits	354	339	298	273	278
Professional services	44	44	37	34	29
Acquisition-related transaction and integration costs	18	15	76	2	12
Technology and communication	162	161	131	126	131
Rent and occupancy	21	22	19	19	21
Selling, general and administrative	51	53	43	40	49
Depreciation and amortization	255	257	180	157	157
Total operating expenses	905	891	784	651	677
Operating income	892	780	627	744	882
Other income (expense), net	(59)	(106)	(44)	(71)	(46)
Income tax expense	183	146	189	145	178
Net income	$650	$528	$394	$528	$658
Net income attributable to non-controlling interest	(4)	(2)	(4)	(5)	(8)
Net income attributable to Intercontinental Exchange, Inc.	$646	$526	$390	$523	$650

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
See “– Cash Flow” below for a discussion of our capital expenditures and capitalized software development costs.
Consolidated cash and cash equivalents were $562 million and $583 million as of March 31, 2021 and December 31, 2020, respectively. We had $1.5 billion and $1.4 billion in short-term and long-term restricted cash and cash equivalents as of March 31, 2021 and December 31, 2020, respectively.
As of March 31, 2021, the amount of unrestricted cash held by our non-U.S. subsidiaries was $294 million. Due to U.S. tax reform, the majority of our foreign earnings since January 1, 2018 have been subject to immediate U.S. income taxation, and the existing non-U.S. unrestricted cash balance can be distributed to the U.S. in the future with no material additional income tax consequences.
Our cash and cash equivalents and financial investments are managed as a global treasury portfolio of non-speculative financial instruments that are readily convertible into cash, such as overnight deposits, term deposits, money market funds, mutual funds for treasury investments, short duration fixed income investments and other money market instruments, thus ensuring high liquidity of financial assets. We may invest a portion of our cash in excess of short-term operating needs in investment-grade marketable debt securities, including government or government-sponsored agencies and corporate debt securities. As of March 31, 2021, we held $24 million of unrestricted cash that was set aside for legal, regulatory, and surveillance operations at NYSE.
Cash Flow
The following table presents the major components of net changes in cash, cash equivalents, and restricted cash and cash equivalents (in millions):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$734	$520
Investing activities	(116)	(302)
Financing activities	(583)	(411)
Effect of exchange rate changes	(1)	(9)
Net increase/(decrease) in cash, cash equivalents and restricted cash and cash equivalents	$34	$(202)
Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain items, including depreciation and amortization, deferred taxes, stock based compensation and the effects of changes in working capital.
The $214 million increase in net cash provided by operating activities during the three months ended March 31, 2021 from the comparable period in 2020 was driven by the timing of accounts receivable collections of $297 million, primarily due to the extraordinary trading activity in 2020 with collections in subsequent months. This increase was partially offset by a decrease in Section 31 fee collections of $111 million, primarily due to lower rates, as well as a $8 million decrease in net income. The remaining change is due to fluctuations in our working capital and the timing of various payments such as transaction-related expenses.
Investing Activities
Consolidated net cash used in investing activities for the three months ended March 31, 2021 relates to $40 million of capital expenditures and $76 million of capitalized software development costs.

Consolidated net cash used in investing activities for the three months ended March 31, 2020 primarily relates to $249 million cash paid for acquisitions, net of cash acquired, $15 million of capital expenditures and $44 million of capitalized software development expenditures.
The capital expenditures primarily relate to hardware and software purchases to continue the development and expansion of our electronic platforms, data services and clearing houses, and leasehold improvements. The software development expenditures primarily relate to the development and expansion of our electronic trading platforms, data services, mortgage services and clearing houses.

Financing Activities
Consolidated net cash used in financing activities for the three months ended March 31, 2021 primarily relates to $343 million in net repayments under our Commercial Paper Program, $187 million in dividend payments to stockholders and $65 million in cash payments related to treasury shares received for restricted stock tax payments and stock option exercises.
Consolidated net cash used in financing activities for the three months ended March 31, 2020 primarily relates to $699 million in repurchases of common stock, $503 million in net borrowings under our Commercial Paper Program, $166 million in dividend payments to our stockholders and $69 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises.
Debt
As of March 31, 2021, we had $16.2 billion in outstanding debt, consisting of $12.9 billion of fixed rate senior notes, $1.2 billion of floating rate senior notes, $2.1 billion under the Commercial Paper Program and $6 million under credit lines at our India subsidiaries. Our current fixed rate senior notes of $12.9 billion have a weighted average maturity of 16 years and a weighted average cost of 3.0% per annum. The commercial paper notes had original maturities ranging from one to 176 days as of March 31, 2021, with a weighted average interest rate of 0.33% per annum, and a weighted average remaining maturity of 41 days. As of December 31, 2020, we had $16.5 billion in outstanding debt, consisting of $12.9 billion of fixed rate senior notes, $1.2 billion of floating rate senior notes, $2.4 billion under the Commercial Paper Program and $6 million under credit lines at our India subsidiaries. The commercial paper notes had original maturities ranging from four to 266 days as of December 31, 2020, with a weighted average interest rate of 0.40% per annum, and a weighted average remaining maturity of 82 days.
We have a $3.8 billion senior unsecured revolving credit facility, or the Credit Facility, pursuant to a credit agreement with Wells Fargo Bank, N.A., as primary administrative agent, issuing lender and swing-line lender, Bank of America, N.A., as syndication agent, backup administrative agent and swing-line lender, and the other lenders party thereto. As of March 31, 2021, of the $3.8 billion that is currently available for borrowing under the Credit Facility, $2.1 billion is required to back-stop the amount outstanding under our Commercial Paper Program and $172 million is required to support certain broker-dealer and other subsidiary commitments. The amount required to back-stop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $1.5 billion is available for working capital and general corporate purposes including, but not limited to, acting as a back-stop to future increases in the amounts outstanding under the Commercial Paper Program.
Our Commercial Paper Program enables us to borrow efficiently at reasonable short-term interest rates and provides us with the flexibility to de-lever using our strong annual cash flows from operating activities whenever our leverage becomes elevated as a result of investment or acquisition activities. We had net repayments of $343 million under our Commercial Paper Program during the three months ended March 31, 2021.
Upon maturity of our commercial paper and to the extent old issuances are not repaid by cash on hand, we are exposed to the rollover risk of not being able to issue new commercial paper. To mitigate this risk, we maintain the Credit Facility for an aggregate amount which meets or exceeds the amount issued under our Commercial Paper Program at any time. If we were not able to issue new commercial paper, we have the option of drawing on the back-stop revolving facility. However, electing to do so would result in higher interest expense.
For additional details of our debt instruments, refer to Note 9 to our consolidated unaudited financial statements, included in this Quarterly Report, and Note 10 to our consolidated financial statements included in our 2020 Form 10-K.
Capital Return
In December 2019, our Board approved an aggregate of $2.4 billion for future repurchases of our common stock with no fixed expiration date that became effective January 1, 2020. The $2.4 billion replaced the previous amount approved by the Board.
For the three months ended March 31, 2021, we did not repurchase any of our outstanding common stock. For the three months ended March 31, 2020, we repurchased 7.6 million shares of our outstanding common stock at a cost of $699 million, including 4.4 million shares at a cost of $400 million under our Rule 10b5-1 trading plan and 3.2 million shares at a cost of $299 million on the open market. Shares repurchased are held in treasury stock.
We discontinued stock repurchases and terminated our Rule 10b5-1 trading plan in August 2020 in connection with the Ellie Mae acquisition. The remaining balance of Board approved funds for future repurchase as of March 31, 2021 is $1.2 billion. The approval of our Board for the share repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our Board may increase or decrease the amount available for repurchases from time to time.
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
During the first quarter of 2021, we paid a quarterly dividend of $0.33 per share of our common stock for an aggregate payout of $187 million, which includes the payment of dividend equivalents on unvested employee restricted stock units.
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
As of March 31, 2021, we had $1.2 billion authorized for future repurchases of our common stock. Refer to Note 11 to our consolidated financial statements included in this Quarterly Report for additional details on our stock repurchase program.
Our Board has adopted a quarterly dividend policy providing that dividends will be approved quarterly by the Board or the Audit Committee taking into account factors such as our evolving business model, prevailing business conditions, our current and future planned strategic growth initiatives and our financial results and capital requirements, without a predetermined net income payout ratio. On April 29, 2021, we announced a $0.33 per share dividend for the second quarter of 2021 with the dividend payable on June 30, 2021 to stockholders of record as of June 16, 2021.
Other than the facilities for the ICE Clearing Houses, our Credit Facility and our Commercial Paper Program are currently the only significant agreements or arrangements that we have for liquidity and capital resources with third parties. See Notes 9 and 13 to our consolidated financial statements for further discussion. In the event of any strategic acquisitions, mergers or investments, or if we are required to raise capital for any reason or desire to return capital to our stockholders, we may incur additional debt, issue additional equity to raise necessary funds, repurchase additional shares of our common stock or pay a dividend. However, we cannot provide assurance that such financing or transactions will be available or successful, or that the terms of such financing or transactions will be favorable to us. See “—Debt" above.
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

	Exchanges Segment		Fixed Income and Data Services Segment		Mortgage Technology Segment		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020	2021	2020	2021	2020
Total revenues, less transaction-based expenses	$974	$1,049	$468	$464	$355	$46	$1,797	$1,559
Operating expenses	321	322	335	330	249	25	905	677
Less: Amortization of acquisition-related intangibles	18	17	45	48	95	5	158	70
Less: Transaction and integration costs and acquisition-related success fees	5	10	—	—	13	—	18	10
Adjusted operating expenses	$298	$295	$290	$282	$141	$20	$729	$597
Operating income	$653	$727	$133	$134	$106	$21	$892	$882
Adjusted operating income	$676	$754	$178	$182	$214	$26	$1,068	$962
Operating margin	67%	69%	28%	29%	30%	45%	50%	57%
Adjusted operating margin	69%	72%	38%	39%	60%	55%	59%	62%

Net income attributable to ICE common stockholders							$646	$650
Add: Amortization of acquisition-related intangibles							158	70
Add: Transaction and integration costs and acquisition-related success fees							18	10
Less: Net income from unconsolidated investee							(25)	(17)
Less: Income tax effect for the above items							(40)	(17)
Add/(Less): Deferred tax adjustments on acquisition-related intangibles							1	(1)
Adjusted net income attributable to ICE common stockholders							$758	$695

Basic earnings per share attributable to ICE common stockholders							$1.15	$1.18
Diluted earnings per share attributable to ICE common stockholders							$1.14	$1.17

Adjusted basic earnings per share attributable to ICE common stockholders							$1.35	$1.26
Adjusted diluted earnings per share attributable to ICE common stockholders							$1.34	$1.25

Basic weighted average common shares outstanding							562	552
Diluted weighted average common shares outstanding							565	555
Amortization of acquisition-related intangibles are included in non-GAAP adjustments as excluding these non-cash expenses provides greater clarity regarding our financial strength and stability of cash operating results.
Acquisition-related transaction and integration costs are included as part of our core business expenses, except for those that are directly related to the announcement, closing, financing, or termination of a transaction. However, we adjust for the acquisition-related transaction and integration costs for acquisitions such as Ellie Mae given the magnitude of the $11.4 billion purchase price of the acquisition. We also adjust for the acquisition-related transaction costs related to the expected merger between Bakkt and VIH due to the significance of the transaction. During the three months ended March 31, 2020, we included a $10 million adjustment for Bridge2 Solutions acquisition costs resulting from a Bakkt incentive award market condition estimation adjustment as an acquisition-related success fee. This adjustment was directly related to the March 2020 capital call to fund the acquisition of Bridge2 Solutions and we believe is therefore appropriate since we exclude costs directly related to financing a transaction.
Effective during the three months ended March 31, 2021, we will exclude net income from our unconsolidated equity method investees for purposes of calculating non-GAAP measures, and have retroactively restated the prior year period for comparability purposes. As of both March 31, 2021 and 2020, our only equity method investee was OCC.
Similar to the treatment of our investment in OCC, following the expected merger between Bakkt and VIH, we plan to exclude our equity method investment in Bakkt. This is consistent with how we treat changes in the fair value of our equity investments. We believe these adjustments provide greater clarity of our performance given that equity investments are non-cash and not a part of our core operations.

The income tax effects relating to all non-GAAP adjustments above are included as non-GAAP adjustments. We also include non-GAAP adjustments for deferred tax adjustments on acquisition-related intangibles. The adjustments of $1 million and ($1 million) for the three months ending March 31, 2021 and 2020, respectively, were due to U.S. state apportionment changes.
For additional information on these items, refer to our consolidated financial statements included in this Quarterly Report and “—Consolidated Operating Expenses”, above.
Contractual Obligations and Commercial Commitments
During the three months ended March 31, 2021, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K.
Off-Balance Sheet Arrangements
As described in Note 13 to our consolidated financial statements, which are included elsewhere in this Quarterly Report, certain clearing house collateral is reported off-balance sheet. In addition, and as described in Note 3 of our 2020 Form 10-K, Bakkt custodial assets are reported off-balance sheet. We do not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities.
New and Recently Adopted Accounting Pronouncements
During the three months ended March 31, 2021, there were no significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 of our 2020 Form 10-K.
Critical Accounting Policies
During the three months ended March 31, 2021, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K.
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
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term restricted cash and cash equivalents, short-term and long-term investments and indebtedness. As of March 31, 2021 and December 31, 2020, our cash and cash equivalents, short-term and long-term restricted cash and cash equivalents and short-term and long-term investments were $2.0 billion for each period, of which $225 million and $245 million, respectively, were denominated in pounds sterling, euros or Canadian dollars, and the remaining amounts are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical 50% decrease in short-term interest rates would have an immaterial impact on our annual pre-tax earnings as of March 31, 2021, assuming no change in the amount or composition of our cash and cash equivalents and short-term and long-term restricted cash and cash equivalents.
As of March 31, 2021, we had $16.2 billion in outstanding debt, of which $12.9 billion relates to our fixed rate senior notes. The remaining amount outstanding of $3.3 billion relates to $2.1 billion outstanding under our Commercial Paper Program and $1.2 billion of floating rate senior notes, each of which bear interest at fluctuating rates, and $6 million under credit lines at our India subsidiaries. A hypothetical 100 basis point increase in short-term interest rates relating to the amounts of floating rate debt outstanding as of March 31, 2021 would decrease annual pre-tax earnings by $33 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity. See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Debt" included in this Quarterly Report.

The interest rates on our Commercial Paper Program are currently evaluated based upon current maturities and market conditions. The weighted average interest rate on our Commercial Paper Program decreased from 0.40% as of December 31, 2020 to 0.33% as of March 31, 2021. The effective interest rate of commercial paper issuances will continue to fluctuate based on the movement in short-term interest rates along with shifts in supply and demand within the commercial paper market.
Foreign Currency Exchange Rate Risk
As an international business, we are subject to foreign currency exchange rate risk. We may experience gains or losses from foreign currency transactions in the future given that a significant part of our assets and liabilities are recorded in pounds sterling, Canadian dollars or euros, and a significant portion of our revenues and expenses are recorded in pounds sterling or euros. Certain assets, liabilities, revenues and expenses of foreign subsidiaries are denominated in the local functional currency of such subsidiaries. Our exposure to foreign denominated earnings for the three months ended March 31, 2021 and 2020 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Pound Sterling	Euro	Pound Sterling	Euro
Average exchange rate to the U.S. dollar in the current year period	1.3792	1.2060	1.2794	1.1025
Average exchange rate to the U.S. dollar in the same period in the prior year	1.2794	1.1025	1.3021	1.1355
Average exchange rate increase (decrease)	8%	9%	(2)%	(3)%
Foreign denominated percentage of:
Revenues, less transaction-based expenses	7%	6%	9%	6%
Operating expenses	8%	2%	10%	2%
Operating income	6%	9%	8%	9%
Impact of the currency fluctuations (1) on:
Revenues, less transaction-based expenses	$9	$9	$(2)	$(3)
Operating expenses	$5	$2	$(1)	$(1)
Operating income	$4	$7	$(1)	$(2)

(1)    Represents the impact of currency fluctuation for the three months ended March 31, 2021 and 2020 compared to the same period in the prior year.
We have a significant part of our assets, liabilities, revenues and expenses recorded in pounds sterling or euros. For the three months ended March 31, 2021, 13% of our consolidated revenues, less transaction-based expenses were denominated in pounds sterling or euros and 10% of our consolidated operating expenses were denominated in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.
Foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables occurs through our operations, which are received in or paid in pounds sterling, Canadian dollars, or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We incurred foreign currency transaction gains/(losses) of ($6 million) and $4 million for the three months ended March 31, 2021 and 2020, respectively, inclusive of the impact of foreign currency transactions. The foreign currency transaction gains/ (losses) were primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. A 10% adverse change in the underlying foreign currency exchange rates as of March 31, 2021, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity, would result in a foreign currency transaction loss of $15 million.
We entered into foreign currency hedging transactions during the three months ended March 31, 2021 and 2020 as economic hedges to help mitigate a portion of our foreign exchange risk exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. Although we may enter into additional hedging transactions in the future, these hedging arrangements may not be effective, particularly in the event of imprecise forecasts of the levels of our non-U.S. denominated assets and liabilities.
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

	As of March 31, 2021
	Position in pounds sterling	Position in Canadian dollars		Position in euros
Assets	£738	C$	1,427	€155
of which goodwill represents	587	164		92
Liabilities	67	1,022		48
Net currency position	£671	C$	405	€107
Net currency position, in $USD	$925		$323	$126
Negative impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$93		$32	$13
Foreign currency translation adjustments are included as a component of accumulated other comprehensive income/(loss) within our balance sheet. See the table below for the portion of equity attributable to foreign currency translation adjustments as well as the activity for the three months ended March 31, 2021 included within our statement of other comprehensive income. The impact of the foreign currency exchange rate differences in the table below were primarily driven by fluctuations of the pound sterling as compared to the U.S. dollar which were 1.3782 and 1.3665 as of March 31, 2021 and December 31, 2020, respectively, and by fluctuations of the euro as compared to the U.S. dollar which were 1.1731 and 1.2216 as of March 31, 2021 and December 31, 2020, respectively.

Changes in Accumulated Other Comprehensive Income/(Loss) from Foreign Currency Translation Adjustments (in millions)
Balance, as of December 31, 2020	$(134)
Net current period other comprehensive income/(loss)	7
Balance, as of March 31, 2021	$(127)
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
Clearing House Cash Deposit Risks
The ICE Clearing Houses hold material amounts of clearing member cash and cash equivalent deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. Refer to Note 13 to our consolidated financial statements for more information on the ICE Clearing Houses' cash and cash equivalent deposits, which were $85.6 billion as of March 31, 2021. While we seek to achieve a reasonable rate of return which may generate interest income for our clearing members, we are primarily concerned with preservation of capital and managing the risks associated with these deposits. As the ICE Clearing Houses may pass on interest revenues (minus costs) to the clearing members, this could include negative or reduced yield due to market conditions. For a summary of the risks associated with these deposits and how these risks are mitigated, see Part II, Item 7(A) “Quantitative and Qualitative Disclosures About Market Risk” in our 2020 Form 10-K.
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

PART II. Other Information
ITEM 1.    LEGAL PROCEEDINGS
See Note 14 to the consolidated financial statements and related notes, which are incorporated by reference herein.
ITEM 1(A).     RISK FACTORS
During the three months ended March 31, 2021, there were no significant new risk factors from those disclosed in Part I, Item 1A, "Risk Factors" in our 2020 Form 10-K. In addition to the other information set forth in this Quarterly Report, including the information in the "- Regulation" section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the factors discussed under “Risk Factors” and the regulation discussion under “Business - Regulation” in our 2020 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our 2020 Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business.
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

10.1	—
The Ninth Amendment, dated as of March 8, 2021, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015, the Fourth Amendment to Credit Agreement, dated as of August 18, 2017, the Fifth Amendment to Credit Agreement, dated as of August 18, 2017, the Sixth Amendment to Credit Agreement, dated as of August 9, 2018, the Seventh Amendment to Credit Agreement, dated as of August 14, 2020 and the Eighth Amendment to Credit Agreement, dated as of August 21, 2020).

10.2	—
Transition and Separation Agreement, dated as of March 2, 2021, between Intercontinental Exchange, Inc. and Scott A. Hill (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on March 2, 2021, File No. 001-36198).

10.3	—	Employment Agreement dated as of February 1, 2021 between ICE Data, LP, a wholly-owned subsidiary of Intercontinental Exchange, Inc. and Lynn Martin.

10.4	—	Aircraft Time Sharing Agreement dated as of March 4, 2021 between Intercontinental Exchange Holdings, Inc. and Lynn Martin.

10.5	—	Aircraft Time Sharing Agreement dated as of March 4, 2021 between Intercontinental Exchange Holdings, Inc. and Jeffrey C. Sprecher.

10.6	—	Aircraft Time Sharing Agreement dated as of March 4, 2021 between Intercontinental Exchange Holdings, Inc. and David S. Goone.

10.7	—	Aircraft Time Sharing Agreement dated as of March 4, 2021 between Intercontinental Exchange Holdings, Inc. and Benjamin R. Jackson.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	—	Section 1350 Certification of Chief Executive Officer.

32.2	—	Section 1350 Certification of Chief Financial Officer.

101	—
The following materials from Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	—	The cover page from Intercontinental Exchange, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline XBRL.

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

Intercontinental Exchange, Inc. (Registrant)

Date: April 29, 2021	By:	/s/ Scott A. Hill
Scott A. Hill
Chief Financial Officer
(Principal Financial Officer)