Form 10-Q
period 2021-06-30
Intercontinental Exchange, Inc.
filed 2021-07-29
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☑
As of July 26, 2021, the number of shares of the registrant’s Common Stock outstanding was 563,155,196 shares.

INTERCONTINENTAL EXCHANGE, INC.
Form 10-Q
Quarterly Period Ended June 30, 2021

PART I. Financial Statements
Item 1.    Consolidated Financial Statements (Unaudited)

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)
(Unaudited)

	As of	As of
	June 30, 2021	December 31, 2020
Assets:
Current assets:
Cash and cash equivalents	$602	$583
Short-term restricted cash and cash equivalents	1,046	1,000
Customer accounts receivable, net of allowance for doubtful accounts of $28 and $27 at June 30, 2021 and December 31, 2020, respectively	1,300	1,230
Margin deposits, guaranty funds and delivery contracts receivable	92,080	84,083
Prepaid expenses and other current assets	1,038	323
Total current assets	96,066	87,219
Property and equipment, net	1,745	1,713
Other non-current assets:
Goodwill	21,315	21,291
Other intangible assets, net	14,098	14,408
Long-term restricted cash and cash equivalents	398	408
Other non-current assets	568	1,161
Total other non-current assets	36,379	37,268
Total assets	$134,190	$126,200

Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$636	$639
Section 31 fees payable	163	207
Accrued salaries and benefits	210	346
Deferred revenue	428	158
Short-term debt	318	2,411
Margin deposits, guaranty funds and delivery contracts payable	92,080	84,083
Other current liabilities	415	155
Total current liabilities	94,250	87,999
Non-current liabilities:
Non-current deferred tax liability, net	3,711	3,563
Long-term debt	14,135	14,126
Accrued employee benefits	203	206
Non-current operating lease liability	287	320
Other non-current liabilities	399	359
Total non-current liabilities	18,735	18,574
Total liabilities	112,985	106,573
Commitments and contingencies
Redeemable non-controlling interest in consolidated subsidiaries	89	93

Equity:
Intercontinental Exchange, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none issued or outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 1,500 shares authorized; 631 and 629 issued at June 30, 2021 and December 31, 2020, respectively, and 563 and 561 shares outstanding at June 30, 2021 and December 31, 2020, respectively	6	6
Treasury stock, at cost; 68 shares at June 30, 2021 and December 31, 2020	(5,267)	(5,200)
Additional paid-in capital	13,952	13,845
Retained earnings	12,563	11,039
Accumulated other comprehensive loss	(174)	(192)
Total Intercontinental Exchange, Inc. stockholders’ equity	21,080	19,498
Non-controlling interest in consolidated subsidiaries	36	36
Total equity	21,116	19,534
Total liabilities and equity	$134,190	$126,200

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Exchanges	$2,942	$3,069	$1,336	$1,464
Fixed income and data services	926	910	458	446
Mortgage technology	695	102	340	56
Total revenues	4,563	4,081	2,134	1,966
Transaction-based expenses:
Section 31 fees	166	320	41	154
Cash liquidity payments, routing and clearing	893	807	386	417
Total revenues, less transaction-based expenses	3,504	2,954	1,707	1,395
Operating expenses:
Compensation and benefits	719	551	365	273
Professional services	81	63	37	34
Acquisition-related transaction and integration costs	28	14	10	2
Technology and communication	327	257	165	126
Rent and occupancy	41	40	20	19
Selling, general and administrative	111	89	60	40
Depreciation and amortization	506	314	251	157
Total operating expenses	1,813	1,328	908	651
Operating income	1,691	1,626	799	744
Other income (expense):
Interest income	—	8	—	2
Interest expense	(213)	(156)	(106)	(84)
Other income, net	1,287	31	1,239	11
Other income (expense), net	1,074	(117)	1,133	(71)
Income before income tax expense	2,765	1,509	1,932	673
Income tax expense	862	323	679	145
Net income	$1,903	$1,186	$1,253	$528
Net income attributable to non-controlling interest	(5)	(13)	(1)	(5)
Net income attributable to Intercontinental Exchange, Inc.	$1,898	$1,173	$1,252	$523
Earnings per share attributable to Intercontinental Exchange, Inc. common stockholders:
Basic	$3.38	$2.14	$2.23	$0.96
Diluted	$3.36	$2.13	$2.22	$0.95
Weighted average common shares outstanding:
Basic	562	549	563	546
Diluted	565	552	565	549

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
Net income	$1,903	$1,186	$1,253	$528
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense of $0 and $1 for the six and three months ended June 30, 2021, respectively, and no tax benefit for both the six and three months ended June 30, 2020	17	(78)	10	12
Change in equity method investment	1	—	—	—
Other comprehensive income (loss)	18	(78)	10	12
Comprehensive income	$1,921	$1,108	$1,263	$540
Comprehensive income attributable to non-controlling interest	(5)	(13)	(1)	(5)
Comprehensive income attributable to Intercontinental Exchange, Inc.	$1,916	$1,095	$1,262	$535

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Value	Shares	Value
Balance, as of December 31, 2020	629	$6	(68)	$(5,200)	$13,845	$11,039	$(192)	$36	$19,534	$93
Other comprehensive income	—	—	—	—	—	—	18	—	18	—
Exercise of common stock options	—	—	—	—	8	—	—	—	8	—
Payments relating to treasury shares	—	—	—	(67)	—	—	—	—	(67)	—
Stock-based compensation	—	—	—	—	81	—	—	—	81	2
Issuance under the employee stock purchase plan	—	—	—	—	18	—	—	—	18	—
Issuance of restricted stock	2	—	—	—	—	—	—	—	—	—
Distributions of profits	—	—	—	—	—	—	—	(11)	(11)	—
Dividends paid to stockholders	—	—	—	—	—	(374)	—	—	(374)	—
Net income (loss) attributable to non-controlling interest	—	—	—	—	—	(5)	—	11	6	(6)
Net income	—	—	—	—	—	1,903	—	—	1,903	—
Balance, as of June 30, 2021	631	$6	(68)	$(5,267)	$13,952	$12,563	$(174)	$36	$21,116	$89

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Value	Shares	Value
Balance, as of March 31, 2021	631	$6	(68)	$(5,265)	$13,908	$11,498	$(184)	$31	$19,994	$91
Other comprehensive income	—	—	—	—	—	—	10	—	10	—
Exercise of common stock options	—	—	—	—	5	—	—	—	5	—
Payments relating to treasury shares	—	—	—	(2)	—	—	—	—	(2)	—
Stock-based compensation	—	—	—	—	39	—	—	—	39	2
Dividends paid to stockholders	—	—	—	—	—	(187)	—	—	(187)	—
Net income (loss) attributable to non-controlling interest	—	—	—	—	—	(1)	—	5	4	(4)
Net income	—	—	—	—	—	1,253	—	—	1,253	—
Balance, as of June 30, 2021	631	$6	(68)	$(5,267)	$13,952	$12,563	$(174)	$36	$21,116	$89

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

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net income	$1,903	$1,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	506	314
Stock-based compensation	73	73
Deferred taxes	154	(2)
Gain on sale of Coinbase investment	(1,227)	—
Other	(10)	(10)
Changes in assets and liabilities:
Customer accounts receivable	(74)	(305)
Other current and non-current assets	(79)	(39)
Section 31 fees payable	(44)	178
Deferred revenue	279	253
Other current and non-current liabilities	126	(270)
Total adjustments	(296)	192
Net cash provided by operating activities	1,607	1,378

Investing activities:
Capital expenditures	(95)	(48)
Capitalized software development costs	(145)	(96)
Cash paid for acquisitions, net of cash acquired	(6)	(251)
Purchase of equity method investment	(23)	—
Proceeds from the sale of Coinbase investment	1,237	—
Other	(2)	3
Net cash provided by/(used in) investing activities	966	(392)

Financing activities:
Proceeds from debt facilities, net	5	2,449
Repayments of debt facilities	—	(1,256)
Redemption of commercial paper, net	(2,097)	(611)
Repurchases of common stock	—	(1,099)
Dividends to stockholders	(374)	(330)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(67)	(72)
Other	15	30
Net cash used in financing activities	(2,518)	(889)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	(4)
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	55	93
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	1,991	2,188
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$2,046	$2,281

Supplemental cash flow disclosure:
Cash paid for income taxes	$414	$475
Cash paid for interest	$211	$149

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.Description of Business
Nature of Business and Organization
We are a provider of market infrastructure, data services and technology solutions to a broad range of customers including financial institutions, corporations and government entities. These products, which span major asset classes including futures, equities, fixed income and United States, or U.S., residential mortgages, provide our customers with access to mission critical tools that are designed to increase asset class transparency and workflow efficiency.
•In our Exchanges segment, we operate regulated marketplaces for the listing, trading and clearing of a broad array of derivatives contracts and financial securities.
•In our Fixed Income and Data Services segment, we provide fixed income pricing, reference data, indices and execution services, as well as global credit default swap, or CDS, clearing and multi-asset class data delivery solutions.
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
Preparing financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the amounts that are reported in our consolidated financial statements and accompanying disclosures. Actual amounts could differ from those estimates. The results of operations for the six months and three months ended June 30, 2021 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
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
We previously operated and presented our results as two reportable business segments. Effective October 1, 2020, we changed our internal financial reporting and the captions in which we present revenue in our financial statements because we determined that a change in reportable segments had occurred (Note 16). As of June 30, 2021, our business is conducted through three reportable business segments: our Exchanges segment, our Fixed Income and Data Services segment, and our Mortgage Technology segment. Prior periods have been restated to reflect this change. The majority of our identifiable assets are located in the U.S and U.K.

Recently Adopted Accounting Pronouncements
During the six months ended June 30, 2021, there were no significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020, or the Form 10-K.

3.     Acquisitions and Divestitures
Ellie Mae Acquisition
On September 4, 2020, we acquired Ellie Mae, Inc., or Ellie Mae, for aggregate consideration of $11.4 billion from private equity firm Thoma Bravo. The purchase price consisted of $9.5 billion in cash, as adjusted for $335 million of cash and cash equivalents held by Ellie Mae on the date of acquisition, and approximately $1.9 billion, or approximately 18.4 million shares of our common stock, based on our stock price on the acquisition date. ICE funded the cash portion of the purchase price with net proceeds from our offering of senior notes in August 2020, together with the issuance of commercial paper and borrowings under a senior unsecured term loan facility. We have evaluated the impact of this acquisition and related disclosures under Accounting Standards Codification, or ASC, 805- Business Combinations.
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

Preliminary Purchase Price Allocation
Cash and cash equivalents	$335
Property and equipment	127
Goodwill	7,726
Identifiable intangibles	4,442
Other assets and liabilities, net	51
Deferred tax liabilities on identifiable intangibles	(1,253)
Total preliminary purchase price allocation	$11,428

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
The following table sets forth the components of the preliminary intangible assets associated with the acquisition as of June 30, 2021 (in millions, except years):

	Acquisition-Date Preliminary Fair Value	Accumulated Amortization	Net Book Value	Useful Life (Years)
Customer relationships	$3,136	$(133)	$3,003	10 to 20
Backlog	300	(49)	251	5
Trademark/Tradenames	200	(9)	191	5 to 20
Developed Technology	739	(89)	650	7
In-process Research & Development	67	—	67	N/A
Total	$4,442	$(280)	$4,162

The financial information in the table below summarizes the combined results of operations of ICE and Ellie Mae, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented. Such unaudited pro forma financial information is based on the historical financial statements of ICE and Ellie Mae. This unaudited pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such unaudited pro forma information, including, without limitation, purchase accounting adjustments, interest expense on debt issued to finance the purchase price, acquisition-related transaction costs, the removal of historical Ellie Mae intangible asset amortization and the addition of intangible asset amortization related to this acquisition. The unaudited pro forma financial information does not reflect any synergies or operating cost reductions that have been and may be achieved from the combined operations. The unaudited pro forma financial information combines the historical results for us and Ellie Mae for the six months and three months ended June 30, 2020 in the following table (in millions).

	Six Months Ended June 30, 2020	Three Months Ended June 30, 2020
Total revenues, less transaction-based expenses	$3,362	$1,629
Net income attributable to ICE	$1,141	$533
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
Following completion of the business combination, which is expected to occur during the third quarter of 2021, we are expected to have a 65% economic interest and a minority voting interest in the combined company. Prior to the closing, Bakkt revenues and operating expenses continue to be reported within our consolidated revenues and operating expenses. Following the closing, we will have a minority voting interest in the combined company and as a consequence, we expect to deconsolidate Bakkt and treat it as an equity method investment within our financial statements. As of June 30, 2021, we continue to fully consolidate Bakkt and have not applied accounting treatment under the "held for sale" guidance due to conditional regulatory and shareholder approvals.

4.Allowance for Credit Losses

Accounts Receivable

We measure credit losses in accordance with Accounting Standards Update 2016-13, or ASU 2016-13, Financial Instruments- Measurement of Credit Losses on Financial Instruments. Based on the high turnover and collectability of our accounts receivable, as well as the monthly billing process for the majority of revenue, we have not experienced significant changes in our loss provision under the current expected credit loss model. Accounts receivable in our futures and clearing businesses have minimal credit risk as all clearing members are pre-screened, collection periods occur within one month and the services to customers are completed almost instantaneously. Our accounts receivable related to revenues from market data, cash trading, listings, technology services, mortgage technology, CDS transactions and bilateral OTC energy transactions subject us to credit losses, but we expeditiously limit our risk of credit loss by taking action such as terminating trading or transaction access, terminating public listings or ceasing to distribute data for entities with delinquent accounts. The concentration of risk on our accounts receivable is also mitigated by the high quality and the large number of entities comprising our customer base.

We estimate our allowance for doubtful accounts using an aging method, disaggregated based on major revenue stream categories as well as other unique revenue stream factors. The factors for pooling our accounts receivable balances are specific to each revenue stream based on our risk assessment, past patterns of collectability, our knowledge of the business, and customer-specific situations. We apply estimated reserve percentages to the risk pools identified, which are derived from historical write-off factors that are based on the accounts receivable balance’s delinquency status and adjusted as appropriate for our reasonable and supportable estimates of current and future economic conditions. We believe that historical write-off trends provide a basis for estimating future patterns of losses because there have been no significant changes in the mix or risk characteristics of the accounts receivable revenue stream pool populations from the risk pools used to calculate our historical write-off rates. At each measurement date we reassess whether our accounts receivable pools continue to exhibit similar risk characteristics. We then determine if assets need to be isolated further as part of their own specific line item reserve due to specific events, such as a customer’s inability to meet its financial obligations (i.e. customer disputes, highly unresponsive customers, delinquency of the receivable, or other indicators of credit deterioration of customers). Lastly, the current expected credit loss impairment model is forward-looking and requires us to factor reasonable and supportable economic expectations into our allowance estimate for the asset's entire expected life, which is generally less than one year.
A reconciliation of the beginning and ending amount of allowance for doubtful accounts is as follows for the six months ended June 30, 2021 (in millions):

Allowance for Doubtful Accounts
Beginning balance as of December 31, 2020	$27
Bad debt expense	7
Charge-offs	(6)
Ending balance as of June 30, 2021	$28
We have included in our allowance assessment the impact of and our responses to the coronavirus, or COVID-19, pandemic. Our bad debt expense in the table above includes that assessment, the impact of which was not material for the six months and three months ended June 30, 2021. We will continue to review our accounts receivable and may incur future charge-offs as better estimates become available in future periods. Charge-offs in the table above represent the write-off of uncollectible receivables, net of recoveries. These amounts also include the impact of foreign currency translation adjustments.

5. Investments
Our equity investments, including our investment in Euroclear plc, or Euroclear, among others, are subject to valuation under ASU 2016-01, Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. See Note 15 for a discussion of our determination of fair value of our financial instruments.
Investment in Coinbase
On December 1, 2014, we acquired preferred stock of Coinbase Global, Inc., or Coinbase, which operates a cryptocurrency exchange platform, for $10 million, representing a 1.4% ownership share on a fully-diluted, as-converted basis. On April 14, 2021, Coinbase completed an initial public offering, or IPO. On April 15, 2021, we completed the sale of our investment in Coinbase for $1.24 billion and recorded a gain of $1.23 billion, or $898 million net of tax, as other income in our consolidated statement of income.
Investment in OCC
We own a 40% interest in the Options Clearing Corporation, or OCC, through a direct investment by the NYSE and which is regulated by the SEC and the Commodity Futures Trading Commission, or CFTC, that we treat as an equity method investment. OCC is included in other non-current assets in the accompanying consolidated balance sheet. We recognized $34 million and $35 million during the six months ended June 30, 2021 and 2020, respectively, and $9 million and $18 million during the three months ended June 30, 2021 and 2020, respectively, of equity earnings as our share of OCC's estimated profits, which is included in other income. Included within the amount recognized during the six months ended June 30, 2021 is a $16 million earnings adjustment to reflect higher than reported 2020 net income than originally estimated by OCC. Similarly, included within the amount recognized during the six months ended June 30, 2020 is a $7 million earnings adjustment to reflect higher than reported 2019 net income than originally estimated.
Investment in BondLink, Inc.
On May 12, 2021, we made a 35.0% strategic investment in BondLink, Inc., or BondLink, a financial technology company that provides cloud-based debt management software solutions to governments financing infrastructure in the municipal bond market. The Series B investment is designed to accelerate BondLink’s growth and product development, including by providing a variety of our market-leading data sets to municipalities as they prepare to issue bonds. We treat BondLink as an equity method investment which is included in other non-current assets in the accompanying consolidated balance sheet, and we record equity earnings of our share of BondLink's estimated profits, which we include in other income.
Investment in Euroclear
We own a 9.8% stake in Euroclear as of June 30, 2021, and we participate on the Euroclear Board of Directors. Euroclear is a provider of post-trade services, including settlement, central securities depositories and related services for cross-border transactions across asset classes. We recognized dividend income of $30 million during the six months ended June 30, 2021, which is included in other income. As a result of a 2020 European regulation limiting dividend payments, we did not receive a Euroclear dividend in 2020.
We are currently exploring a sale of our equity investment in Euroclear, and as a result, have reclassified the $666 million carrying value of our investment from other non-current assets to other current assets within our accompanying consolidated balance sheet as of June 30, 2021.

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
Certain judgments and estimates are used in the identification and timing of satisfaction of performance obligations and the related allocation of transaction price. We believe that these represent a faithful depiction of the transfer of services to our customers. Refer to Note 5 to the consolidated financial statements included in Part II, Item 8 of our 2020 Form 10-K where our primary revenue contract classifications are described in detail.

The following table depicts the disaggregation of our revenue according to business line and segment (in millions). Amounts here have been aggregated as they follow consistent revenue recognition patterns, and are consistent with the segment information in Note 16:

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Six Months Ended June 30, 2021:
Total revenues	$2,942	926	695	4,563
Transaction-based expenses	1,059	—	—	1,059
Total revenues, less transaction-based expenses	$1,883	$926	$695	$3,504

Timing of Revenue Recognition
Services transferred at a point in time	$1,056	$107	$417	$1,580
Services transferred over time	827	819	278	1,924
Total revenues, less transaction-based expenses	$1,883	$926	$695	$3,504

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Six Months Ended June 30, 2020:
Total revenues	$3,069	910	102	4,081
Transaction-based expenses	1,127	—	—	1,127
Total revenues, less transaction-based expenses	$1,942	$910	$102	$2,954

Timing of Revenue Recognition
Services transferred at a point in time	$1,142	$143	$98	$1,383
Services transferred over time	800	767	4	1,571
Total revenues, less transaction-based expenses	$1,942	$910	$102	$2,954

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Three Months Ended June 30, 2021:
Total revenues	$1,336	458	340	2,134
Transaction-based expenses	427	—	—	427
Total revenues, less transaction-based expenses	$909	$458	$340	$1,707

Timing of Revenue Recognition
Services transferred at a point in time	$495	$47	$196	$738
Services transferred over time	414	411	144	969
Total revenues, less transaction-based expenses	$909	$458	$340	$1,707

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Three Months Ended June 30, 2020:
Total revenues	$1,464	446	56	1,966
Transaction-based expenses	571	—	—	571
Total revenues, less transaction-based expenses	$893	$446	$56	$1,395

Timing of Revenue Recognition
Services transferred at a point in time	$504	$60	$54	$618
Services transferred over time	389	386	2	777
Total revenues, less transaction-based expenses	$893	$446	$56	$1,395
The Exchanges segment revenues above include $415 million and $388 million of data services revenues for the six months ended June 30, 2021 and 2020, respectively, and $208 million and $195 million during the three months ended June 30, 2021 and 2020, respectively. Fixed Income and Data Services segment revenues above include $806 million and $750 million of data services revenues for the six months ended June 30, 2021 and 2020, respectively, and $407 million and $379 million during the three months ended June 30, 2021 and 2020, respectively. Our data services revenues are transferred over time, and a majority of those revenues are performed over a short period of time of one month or less and relate to subscription-based data services billed monthly, quarterly or annually in advance. These revenues are recognized ratably over time as our data delivery performance obligations are met consistently throughout the period.
The Exchanges segment revenues above also include $125 million and $136 million for the six months ended June 30, 2021 and 2020, respectively, and $59 million and $58 million during the three months ended June 30, 2021 and 2020, respectively, for services transferred over time related to risk management of open interest performance obligations.
The Fixed Income and Data Services segment revenues above also include $13 million and $17 million for the six months ended June 30, 2021 and 2020, respectively, and $4 million and $7 million during the three months ended June 30, 2021 and 2020, respectively, for services transferred over time related to risk management of open interest performance obligations, primarily in our CDS business.
The Mortgage Technology segment revenues above include $17 million of professional services revenues for the six months ended June 30, 2021 and $8 million during the three months ended June 30, 2021, for services transferred over time. The remaining Mortgage Technology segment revenues transferred over time in the table above primarily relate to our origination technology revenue where performance obligations consist of a series of distinct services and are recognized over the contract terms as subscription performance obligations are satisfied. Contracts generally range from one year to five years.

7. Goodwill and Other Intangible Assets
The following is a summary of the activity in the goodwill balance for the six months ended June 30, 2021 (in millions):

Goodwill balance at December 31, 2020	$21,291
Foreign currency translation	7
Other activity, net	17
Goodwill balance at June 30, 2021	$21,315

The following is a summary of the activity in the other intangible assets balance for the six months ended June 30, 2021 (in millions):

Other intangible assets balance at December 31, 2020	$14,408
Acquisitions	6
Foreign currency translation	8
Amortization of other intangible assets	(314)
Other activity, net	(10)
Other intangible assets balance at June 30, 2021	$14,098
Foreign currency translation adjustments result from a portion of our goodwill and other intangible assets being held at our U.K., EU and Canadian subsidiaries, whose functional currencies are not the U.S. dollar. The change in other activity, net, primarily relates to adjustments to the fair value of the net tangible and intangible assets relating to acquisitions, with a corresponding adjustment to goodwill. We have performed an analysis of impairment indicators and did not recognize any impairment losses on goodwill or other intangible assets during the six months and three months ended June 30, 2021.

8. Deferred Revenue
Our contract liabilities, or deferred revenue, represent consideration received that is yet to be recognized as revenue. Total deferred revenue was $538 million as of June 30, 2021, including $428 million in current deferred revenue and $110 million in other non-current liabilities. The changes in our deferred revenue during the six months ended June 30, 2021 are as follows (in millions):

	Annual Listings Revenues	Original Listings Revenues	Other Listings Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at December 31, 2020	$—	$13	$92	$95	$59	$259
Additions	384	19	34	265	37	739
Amortization	(197)	(14)	(22)	(206)	(21)	(460)
Deferred revenue balance at June 30, 2021	$187	$18	$104	$154	$75	$538

The changes in our deferred revenue during the six months ended June 30, 2020 are as follows (in millions):

	Annual Listings Revenues	Original Listings Revenues	Other Listings Revenues	Data Services and Other Revenues	Total
Deferred revenue balance at December 31, 2019	$—	$19	$94	$88	$201
Additions	383	6	25	284	698
Amortization	(191)	(9)	(22)	(212)	(434)
Deferred revenue balance at June 30, 2020	$192	$16	$97	$160	$465
Included in the amortization recognized during the six months ended June 30, 2021 is $98 million related to the deferred revenue balance as of December 31, 2020. Included in the amortization recognized for the six months ended June 30, 2020 is $72 million related to the deferred revenue balance as of December 31, 2019. As of June 30, 2021, the remaining deferred revenue balance will be recognized over the period of time we satisfy our performance obligations as described in Note 6. Deferred revenue for mortgage technology is related to Ellie Mae and has been included as of June 30, 2021 and December 31, 2020 following our September 2020 acquisition of Ellie Mae.

9. Debt
Our total debt, including short-term and long-term debt, consisted of the following as of June 30, 2021 and December 31, 2020 (in millions):

	As of June 30, 2021	As of December 31, 2020
Debt:
Short-term debt:
Commercial Paper	$308	$2,405
Other short-term debt	10	6
Total short-term debt	318	2,411
Long-term debt:
2022 Senior Notes (2.35% senior unsecured notes due September 15, 2022)	499	498
2023 Senior Notes (floating rate senior unsecured notes due June 15, 2023)	1,246	1,244
2023 Senior Notes (0.70% senior unsecured notes due June 15, 2023)	996	995
2023 Senior Notes (3.45% senior unsecured notes due September 21, 2023)	399	398
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	796	796
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,245	1,245
2027 Senior Notes (3.10% senior unsecured notes due September 15, 2027)	497	496
2028 Senior Notes (3.75% senior unsecured notes due September 21, 2028)	593	593
2030 Senior Notes (2.10% senior unsecured notes due June 15, 2030)	1,233	1,232
2032 Senior Notes (1.85% senior unsecured notes due September 15, 2032)	1,482	1,481
2040 Senior Notes (2.65% senior unsecured notes due September 15, 2040)	1,230	1,229
2048 Senior Notes (4.25% senior unsecured notes due September 21, 2048)	1,230	1,230
2050 Senior Notes (3.00% senior unsecured notes due June 15, 2050)	1,219	1,219
2060 Senior Notes (3.00% senior unsecured notes due September 15, 2060)	1,470	1,470
Total long-term debt	14,135	14,126
Total debt	$14,453	$16,537
Our current fixed rate senior notes of $12.9 billion have a weighted average maturity of 15 years and a weighted average cost of 3.0% per annum.
Credit Facilities
We have a $3.8 billion senior unsecured revolving credit facility, or the Credit Facility, with a maturity date of August 21, 2025 and future capacity to increase our borrowings under the Credit Facility by an additional $625 million, subject to the consent of the lenders funding the increase and certain other conditions. No amounts were outstanding under the Credit Facility as of June 30, 2021.
As of June 30, 2021, of the $3.8 billion that is currently available for borrowing under the Credit Facility, $308 million is required to back-stop the amount outstanding under our U.S. dollar commercial paper program, or the Commercial Paper Program, and $172 million is required to support certain broker-dealer and other subsidiary commitments. The amount required to back-stop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $3.3 billion is available for working capital and general corporate purposes including, but not limited to, acting as a back-stop to future increases in the amounts outstanding under the Commercial Paper Program.
Our India subsidiaries maintain $20 million of credit lines for their general corporate purposes. As of June 30, 2021, they had borrowed $10 million, which is reflected as “other short-term debt” in the table above.
Commercial Paper Program
Our Commercial Paper Program is currently backed by the borrowing capacity available under the Credit Facility, as described above. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense. During the six months ended June 30, 2021, we had net repayments of $2.1 billion under the Commercial Paper Program. In addition to cash flow from our normal operations, we used $1.2 billion of proceeds received from the liquidation of our Coinbase investment to pay down the commercial paper balance.

Commercial paper notes of $308 million with original maturities ranging from one to 85 days were outstanding as of June 30, 2021, with a weighted average interest rate of 0.34% per annum, and a weighted average remaining maturity of 38 days.

10. Share-Based Compensation
We currently sponsor employee and director stock option, restricted stock and employee stock purchase plans. Stock options and restricted stock are granted at the discretion of the Compensation Committee of our Board of Directors, or Board, based on the estimated fair value on the date of grant. The fair value of the stock options and restricted stock on the date of grant is recognized as expense over the vesting period, net of forfeitures. The non-cash compensation expenses recognized in our consolidated statements of income for stock options, restricted stock and under our employee stock purchase plan, net of amounts classified as capitalized software, were $73 million for both the six months ended June 30, 2021 and 2020, and $37 million and $32 million during the three months ended June 30, 2021 and 2020, respectively. This includes the expense related to the Bakkt Incentive Units, described below.
Stock Option Plans
We use the Black-Scholes option pricing model to value our stock option awards. During the six months ended June 30, 2021 and 2020, we used the assumptions in the table below to compute the value:

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
In February 2021, we reserved a maximum of 0.7 million restricted shares for potential issuance as performance-based restricted shares to certain of our employees. The number of shares ultimately granted under this award will be based on our actual financial performance as compared to financial performance targets set by our Board and the Compensation Committee for the year ending December 31, 2021, and will also be subject to a market condition reduction based on how our 2021 total stockholder return, or TSR, compares to that of the S&P 500 Index. The maximum compensation expense to be recognized under these performance-based restricted shares is $77 million if the maximum financial performance target is met and all 0.7 million shares vest. The compensation expense to be recognized under these performance-based restricted shares will be $38 million if the target financial performance is met, which would result in 0.4 million shares vesting. For these awards with performance conditions, we recognize expense on an accelerated basis over the three-year vesting period based on our quarterly assessment of the probable 2021 actual financial performance as compared to the 2021 financial performance targets. As of June 30, 2021, our best estimate is that the financial performance level will be at target for 2021. Based on this assessment, we recorded non-cash compensation expense of $9 million and $6 million for the six months and three months ended June 30, 2021, respectively, related to these awards and the remaining $29 million in non-cash compensation expense will be recorded on an accelerated basis over the remaining vesting period, including $12 million which will be recorded over the remainder of 2021.
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
During the six months ended June 30, 2020, there was a $300 million capital call related to the acquisition of Bridge2 Solutions that triggered a market condition of certain of these Bakkt equity incentive awards. The market condition is based on numerous possible Bakkt transaction or event scenarios established on the original date of grant, each of which have a fixed fair market value. Over the life of these awards, we are required to estimate the most likely outcome and reflect the cumulative financial statement impact of any changes between outcomes. As a result, during the six months ended June 30, 2020, we incurred a $10 million compensation expense related to these awards that was recorded as an acquisition-related cost.

11.      Equity
Stock Repurchase Program
In December 2019, our Board approved an aggregate of $2.4 billion for future repurchases of our common stock with no fixed expiration date that became effective on January 1, 2020. We fund repurchases from our operating cash flow or borrowings under our debt facilities or our Commercial Paper Program. Repurchases may be made from time to time on the open market, through established trading plans, in privately-negotiated transactions or otherwise, in accordance with all applicable securities laws, rules and regulations. We may begin or discontinue stock repurchases at any time and may amend or terminate a Rule 10b5-1 trading plan at any time or enter into additional plans. We discontinued stock repurchases and terminated our Rule 10b5-1 trading plan in August 2020 in connection with the Ellie Mae acquisition and had no stock repurchases during the six months ended June 30, 2021. During the six months ended June 30, 2020, we repurchased 8.8 million shares of our outstanding common stock at a cost of $800 million under our Rule 10b5-1 trading plan and 3.2 million shares at a cost of $299 million on the open market during an open trading period. As of June 30, 2021, the remaining balance of Board approved funds for future repurchases is $1.2 billion. The approval of our Board for the share repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our Board may increase or decrease the amount available for repurchases from time to time.
Dividends
During the six months ended June 30, 2021 and 2020, we declared and paid cash dividends per share of $0.66 and $0.60, respectively, for an aggregate payout of $374 million and $330 million, respectively. During the three months ended June 30, 2021 and 2020, we declared and paid cash dividends per share of $0.33 and $0.30, respectively, for an aggregate payout of $187 million and $164 million, respectively. The declaration of dividends is subject to the discretion of our Board. Our Board has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be determined quarterly by the Board or the Audit Committee, taking into account such factors as our evolving business model, prevailing business conditions, our financial results and capital requirements and other considerations which our Board deems relevant, without a predetermined annual net income payout ratio.
Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss) (in millions):

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2020	$(134)	$1	$(59)	$(192)
Other comprehensive income (loss)	17	2	—	19
Income tax benefit (expense)	—	(1)	—	(1)
Net current period other comprehensive income (loss)	17	1	—	18
Balance, as of June 30, 2021	$(117)	$2	$(59)	$(174)

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of March 31, 2021	$(127)	$2	$(59)	$(184)
Other comprehensive income (loss)	11	—	—	11
Income tax benefit (expense)	(1)	—	—	(1)
Net current period other comprehensive income (loss)	10	—	—	10
Balance, as of June 30, 2021	$(117)	$2	$(59)	$(174)

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2019	$(177)	$1	$(67)	$(243)
Other comprehensive income (loss)	(78)	—	—	(78)
Income tax benefit (expense)	—	—	—	—
Net current period other comprehensive income (loss)	(78)	—	—	(78)
Balance, as of June 30, 2020	$(255)	$1	$(67)	$(321)

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of March 31, 2020	$(267)	$1	$(67)	$(333)
Other comprehensive income (loss)	12	—	—	12
Income tax benefit (expense)	—	—	—	—
Net current period other comprehensive income (loss)	12	—	—	12
Balance, as of June 30, 2020	$(255)	$1	$(67)	$(321)

12. Income Taxes
Our effective tax rate was 31% and 21% for the six months ended June 30, 2021 and 2020, respectively, and 35% and 22% during the three months ended June 30, 2021 and 2020, respectively. The effective tax rates for the six months and three months ended June 30, 2021 were higher than the effective tax rates for the comparable periods in 2020 primarily due to the deferred income tax provision impact resulting from the U.K. tax law changes enacted during the current period, along with the impact of the sale of our investment in Coinbase.
During the three months ended June 30, 2021, the U.K. Finance Act 2021 was enacted, which increased the U.K. corporate income tax rate from 19% to 25%, effective April 1, 2023. The combined impact of the U.K. deferred tax provision and the sale of our investment in Coinbase for the six months and three months ended June 30, 2021 increased our effective tax rate by 8 and 12 percentage points, respectively.
On March 11, 2021, the American Rescue Plan Act, or ARPA, was signed into law. The ARPA enacted certain provisions that are relevant to corporate income tax. These provisions did not have a material impact on our income tax provision for the six months and three months ended June 30, 2021.

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
As of June 30, 2021 and December 31, 2020, the ICE Clearing Houses had received or had been pledged $170.6 billion and $154.1 billion, respectively, in cash and non-cash collateral in original margin and guaranty fund deposits to cover price movements of underlying contracts for both periods.
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
In addition, we have contributed our own capital that could be used if a defaulting Member’s original margin and guaranty fund deposits are insufficient. Such amounts are recorded as long-term restricted cash and cash equivalents in our balance sheets and are as follows (in millions):

	ICE Portion of Guaranty Fund Contribution		Default insurance
Clearing House	As of June 30, 2021	As of December 31, 2020	As of June 30, 2021	As of December 31, 2020
ICE Clear Europe	$247	$237	$75	$75
ICE Clear U.S.	83	103	25	25
ICE Clear Credit	50	50	50	50
ICE Clear Netherlands	2	2	N/A	N/A
ICE Clear Singapore	1	1	N/A	N/A
ICE NGX	15	15	100	100
Total	$398	$408	$250	$250

Of our total contribution to ICE Clear U.S. above, as of June 30, 2021, $15 million was solely applicable to any losses associated with a default in Bitcoin contracts and other digital asset contracts that ICE Clear U.S. may clear in the future. In February 2021, we decreased our contribution to ICE Clear U.S.’s guaranty fund applicable to any losses associated with a default in Bitcoin contracts and other digital asset contracts by $20 million from $35 million as of December 31, 2020. In March 2021, we increased our contribution to ICE Clear Europe's guaranty fund by $10 million in connection with the launch of ICE Futures Abu Dhabi Limited.
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
As of June 30, 2021, ICE NGX maintains a guaranty fund utilizing a $100 million letter of credit and a default insurance policy, discussed below.
Cash and Cash Equivalent Deposits
We have recorded cash and cash equivalent margin deposits and amounts due in our balance sheets as current assets with corresponding current liabilities to the Members. As of June 30, 2021, our cash and cash equivalent margin deposits were as follows (in millions):

	ICE Clear Europe (1)	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$38,533	$37,074	$7,287	$—	$3	$82,897
Unsettled variation margin, net	—	—	—	305	—	305
Guaranty fund	4,314	3,325	641	—	5	8,285
Delivery contracts receivable/payable, net	—	—	—	593	—	593
Total	$42,847	$40,399	$7,928	$898	$8	$92,080

As of December 31, 2020, our cash and cash equivalent margin deposits were as follows (in millions):

	ICE Clear Europe (2)	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$33,726	$34,922	$7,288	$—	$12	$75,948
Unsettled variation margin, net	—	—	—	99	—	99
Guaranty fund	4,374	2,574	502	—	5	7,455
Delivery contracts receivable/payable, net	—	—	—	581	—	581
Total	$38,100	$37,496	$7,790	$680	$17	$84,083
(1) $37.4 billion and $5.4 billion is related to futures/options and CDS, respectively.
(2) $31.8 billion and $6.3 billion is related to futures/options and CDS, respectively.

Our cash and cash equivalent margin and guaranty fund deposits are maintained in accounts with national banks and highly-rated financial institutions or secured through direct investments, primarily in U.S. Treasury securities with original maturities of less than three months, or reverse repurchase agreements with primarily overnight maturities. Due to the highly liquid nature and the short period of time to maturity, the fair values of our cash and cash equivalent deposits are determined to approximate carrying value.
To provide a tool to address the liquidity needs of our clearing houses and manage the liquidation of margin and guaranty fund deposits held in the form of cash and high quality sovereign debt, ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. have entered into Committed Repurchase Agreement Facilities, or Committed Repo. Additionally, ICE Clear Credit

and ICE Clear Netherlands have entered into Committed FX Facilities to support these liquidity needs. As of June 30, 2021, the following facilities were in place:
•ICE Clear Europe: $1.0 billion in Committed Repo to finance U.S. dollar, euro and pound sterling deposits.
•ICE Clear Credit: $300 million in Committed Repo (U.S. dollar based) to finance U.S. dollar and euro deposits, €250 million in Committed Repo (euro based) to finance euro and U.S. dollar deposits, and €1.9 billion in Committed FX Facilities to finance euro payment obligations.
•ICE Clear U.S.: $250 million in Committed Repo to finance U.S. dollar deposits.
•ICE Clear Netherlands: €10 million in Committed FX Facilities to finance euro payment obligations.
Details of our cash and cash equivalent deposits are as follows (in millions):

Clearing House	Investment Type	As of June 30, 2021	As of December 31, 2020
ICE Clear Europe	National Bank Account (1)	$13,313	$10,887
ICE Clear Europe	Reverse repo	24,127	23,696
ICE Clear Europe	Sovereign Debt	5,366	3,501
ICE Clear Europe	Demand deposits	41	16
ICE Clear Credit	National Bank Account	33,893	30,275
ICE Clear Credit	Reverse repo	4,064	4,520
ICE Clear Credit	Demand deposits	2,442	2,701
ICE Clear U.S.	Reverse repo	6,453	5,690
ICE Clear U.S.	Sovereign Debt	1,475	2,100
Other ICE Clearing Houses	Demand deposits	8	17
ICE NGX	Unsettled Variation Margin and Delivery Contracts Receivable/Payable	898	680
Total		$92,080	$84,083

(1) As of June 30, 2021, ICE Clear Europe held €8.8 billion ($10.4 billion based on the euro/U.S. dollar exchange rate of 1.1857 as of June 30, 2021) at the European Central Bank, or ECB, £2.1 billion ($2.9 billion based on the pound sterling/U.S. dollar exchange rate of 1.3831 as of June 30, 2021) at the Bank of England, or BOE, and €10 million ($12 million based on the above exchange rate) at the BOE. As of December 31, 2020, ICE Clear Europe held €6.3 billion ($7.7 billion based on the euro/U.S. dollar exchange rate of 1.2216 as of December 31, 2020) at De Nederlandsche Bank, or DNB, £2.3 billion ($3.1 billion based on the pound sterling/U.S. dollar exchange rate of 1.3665 as of December 31, 2020) at the BOE and €10 million ($12 million based on the above exchange rate) at the BOE.
Other Deposits
In addition to the cash and cash equivalent deposits above, the ICE Clearing Houses have also received other assets from Members, which include government obligations, and may include other non-cash collateral such as letters of credit at ICE NGX, or gold on rare occasions at ICE Clear Europe, to mitigate credit risk. For certain deposits, we may impose discount or “haircut” rates to ensure adequate collateral if market values fluctuate. The value-related risks and rewards of these assets remain with the Members. Any gain or loss accrues to the Member. The ICE Clearing Houses do not, in the ordinary course, rehypothecate or re-pledge these assets. These pledged assets are not reflected in our balance sheets, and are as follows (in millions):

	As of June 30, 2021
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$47,995	$8,789	$17,409	$—	$74,193
Letters of credit	—	—	—	2,529	2,529
ICE NGX cash deposits	—	—	—	550	550
Total	$47,995	$8,789	$17,409	$3,079	$77,272
Guaranty fund:
Government securities at face value	$653	$333	$242	$—	$1,228

	As of December 31, 2020
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$36,295	$9,523	$20,216	$—	$66,034
Letters of credit	—	—	—	2,329	2,329
ICE NGX cash deposits	—	—	—	405	405
Total	$36,295	$9,523	$20,216	$2,734	$68,768
Guaranty fund:
Government securities at face value	$508	$515	$250	$—	$1,273
ICE NGX
ICE NGX is the central counterparty to Members on opposite sides of its physically-settled contracts, and the balance related to delivered but unpaid contracts is recorded as a delivery contract net receivable, with an offsetting delivery contract net payable in our balance sheets. Unsettled variation margin equal to the fair value of open contracts is recorded as of each balance sheet date. ICE NGX marks all outstanding contracts to market daily, but only collects variation margin when a Member's open position falls outside a specified percentage of its pledged collateral. Due to the highly liquid nature and the short period of time to maturity, the fair values of our delivery contract net payable and net receivable are determined to approximate carrying value.
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

Account Type	As of June 30, 2021 (In C$ millions)	As of June 30, 2021 (In $USD millions)
Daylight liquidity facility	C$300	$242
Overdraft facility	20	16
Total	C$320	$258
As of June 30, 2021, ICE NGX maintains a guaranty fund of $100 million funded by a letter of credit issued by a major Canadian chartered bank, and backed by default insurance underwritten by Export Development Canada, or EDC, a Crown corporation operated at arm’s length from the Canadian government. In the event of a participant default where the Member’s collateral is depleted, the shortfall would be covered by a draw down on the letter of credit following which ICE NGX would file a claim under the default insurance to recover additional losses up to $100 million beyond the $15 million first-loss amount that ICE NGX is responsible for under the default insurance policy.
Clearing House Exposure
Each ICE Clearing House bears financial counterparty credit risk and provides a central counterparty guarantee, or performance guarantee, to its Members. To reduce their exposure, the ICE Clearing Houses have a risk management program with both initial and ongoing membership standards. Excluding the effects of original and variation margin, guaranty fund and collateral requirements and default insurance, the ICE Clearing Houses’ maximum estimated exposure for this guarantee is $148.6 billion as of June 30, 2021, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one-day movement in pricing of the underlying unsettled contracts. This value was determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than this amount.

14. Legal Proceedings
In the ordinary course of our business, from time to time we are subject to legal proceedings, lawsuits, government investigations and other claims with respect to a variety of matters. In addition, we are subject to periodic reviews, inspections, examinations and investigations by regulators in the U.S. and other jurisdictions, any of which may result in claims, legal proceedings, assessments, fines, penalties, restrictions on our business or other sanctions. We record estimated expenses and reserves for legal or regulatory matters or other claims when these matters present loss contingencies that are probable and the related amount is reasonably estimable. Any such accruals may be adjusted as circumstances change. Assessments of losses are inherently subjective and involve unpredictable factors. While the outcome of legal and regulatory matters is inherently difficult to predict and/or the range of loss often cannot be reasonably estimable, we do not believe that the liabilities, if any, which may ultimately result from the resolution of the various legal and regulatory matters that arise in the ordinary course of our business, including the matter described below and those described in Note 15 to the consolidated financial statements in Part II, Item 8 of our 2020 Form 10-K, are likely to have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to these legal and regulatory matters. Other than a $30 million accrual for potential legal settlements recorded as of December 31, 2020, a range of possible losses related to certain cases cannot be reasonably estimated at this time, except as otherwise disclosed below and in Note 15 to the consolidated financial statements in Part II, Item 8 of our 2020 Form 10-K. Individual matter disclosures in this Form 10-Q are limited to new significant matters or significant updates on existing matters since our most recent Form 10-K.
ICE Data Pricing & Reference Data Matter
As described at greater length in Note 15 to the consolidated financial statements in Part II, Item 8 of our 2020 Form 10-K, our subsidiary ICE Data Pricing & Reference Data, LLC, or PRD, is a registered investment advisor in the business of, among other things, providing clients with evaluated pricing and other information for fixed-income securities.
Until October 1, 2020, PRD had a business practice of passing through third-party price quotes, or broker quotes, in certain fixed income securities as-is to its clients when PRD did not believe it had sufficient information to produce an evaluated price for such securities. PRD’s legacy business practices with respect to broker quotes received from a now-bankrupt entity named Live Well Financial, Inc., or Live Well, had led to assertions of liability against PRD by Live Well’s bankruptcy trustee, or the Trustee, and certain of Live Well’s financial institution creditors. As of July 29, 2021, PRD had resolved the potential claims of the Trustee and all but one of the financial institution creditors. PRD continues to deny any wrongdoing, and to the extent any unresolved assertions relating to broker quotes PRD received from Live Well become litigated matters, we plan to vigorously defend any such litigation.
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
Financial assets and liabilities recorded or disclosed at fair value in the accompanying consolidated balance sheets as of June 30, 2021 and December 31, 2020 were classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement.
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
We did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of June 30, 2021 or December 31, 2020.

We measure certain assets, such as intangible assets, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of June 30, 2021, none of our intangible assets were required to be recorded at fair value since no impairments were recorded.
We measure certain equity investments at fair value on a non-recurring basis using our policy election under ASU 2016-01. During the six months ended June 30, 2021, we evaluated these investments to identify if any increase or decrease in the value of the investment had occurred, including qualitative considerations of impairment as discussed above, and concluded that no fair value adjustments were required under this election.
See Note 13 for the fair value considerations related to our margin deposits, guaranty funds and delivery contracts receivable.
The table below displays the fair value of our debt as of June 30, 2021. The fair values of our fixed rate notes were estimated using quoted market prices for these instruments. The fair value of our commercial paper includes a discount and other short-term debt approximates par value since the interest rates on this short-term debt approximate market rates as of June 30, 2021.

	As of June 30, 2021
	(in millions)
Debt:	Carrying Amount	Fair value
Commercial Paper	$308	$308
Other short-term debt	10	10
2022 Senior Notes (2.35% senior unsecured notes due September 15, 2022)	499	511
2023 Senior Notes (floating rate senior unsecured notes due June 15, 2023)	1,246	1,251
2023 Senior Notes (0.70% senior unsecured notes due June 15, 2023)	996	1,005
2023 Senior Notes (3.45% senior unsecured notes due September 21, 2023)	399	425
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	796	862
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,245	1,385
2027 Senior Notes (3.10% senior unsecured notes due September 15, 2027)	497	544
2028 Senior Notes (3.75% senior unsecured notes due September 21, 2028)	593	676
2030 Senior Notes (2.10% senior unsecured notes due June 15, 2030)	1,233	1,244
2032 Senior Notes (1.85% senior unsecured notes due September 15, 2032)	1,482	1,427
2040 Senior Notes (2.65% senior unsecured notes due September 15, 2040)	1,230	1,199
2048 Senior Notes (4.25% senior unsecured notes due September 21, 2048)	1,230	1,480
2050 Senior Notes (3.00% senior unsecured notes due June 15, 2050)	1,219	1,236
2060 Senior Notes (3.00% senior unsecured notes due September 15, 2060)	1,470	1,450
Total debt	$14,453	$15,013

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
In addition, beginning in the first quarter of 2021, origination technology revenues include those related to our ICE Mortgage Technology network (previously reported in closing solutions revenues) and closing solutions revenues now include registration revenues related to MERS (previously reported in other revenues). We believe these changes more accurately reflect how we operate the business. The prior year periods have been adjusted to reflect these changes.
As of June 30, 2021, our business is conducted through three reportable business segments, comprised of the following:
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

Financial data for our business segments is as follows for the six months and three months ended June 30, 2021 and 2020 (in millions):

	Six Months Ended June 30, 2021
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$584	$—	$—	$584
Agricultural and metals futures and options	121	—	—	121
Financial futures and options	188	—	—	188
Cash equities and equity options	1,246	—	—	1,246
OTC and other	155	—	—	155
Data and connectivity services	415	—	—	415
Listings	233	—	—	233
Fixed income execution	—	27	—	27
CDS clearing	—	93	—	93
Fixed income data and analytics	—	532	—	532
Other data and network services	—	274	—	274
Origination technology	—	—	495	495
Closing solutions	—	—	139	139
Data and analytics	—	—	36	36
Other	—	—	25	25
Revenues	2,942	926	695	4,563
Transaction-based expenses	1,059	—	—	1,059
Revenues, less transaction-based expenses	1,883	926	695	3,504
Operating expenses	647	672	494	1,813
Operating income	$1,236	$254	$201	$1,691

	Six Months Ended June 30, 2020
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$629	$—	$—	$629
Agricultural and metals futures and options	143	—	—	143
Financial futures and options	199	—		199
Cash equities and equity options	1,341	—	—	1,341
OTC and other	146	—	—	146
Data and connectivity services	388	—	—	388
Listings	223	—	—	223
Fixed income execution	—	41	—	41
CDS clearing	—	119	—	119
Fixed income data and analytics	—	497	—	497
Other data and network services	—	253	—	253
Closing solutions	—	—	98	98
Other	—	—	4	4
Revenues	3,069	910	102	4,081
Transaction-based expenses	1,127	—	—	1,127
Revenues, less transaction-based expenses	1,942	910	102	2,954
Operating expenses	622	656	50	1,328
Operating income	$1,320	$254	$52	$1,626

	Three Months Ended June 30, 2021
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$274	$—	$—	$274
Agricultural and metals futures and options	62	—	—	62
Financial futures and options	83	—	—	83
Cash equities and equity options	512	—	—	512
OTC and other	78	—	—	78
Data and connectivity services	208	—	—	208
Listings	119	—	—	119
Fixed income execution	—	13	—	13
CDS clearing	—	38	—	38
Fixed income data and analytics	—	268	—	268
Other data and network services	—	139	—	139
Origination technology	—	—	241	241
Closing solutions	—	—	69	69
Data and analytics	—	—	18	18
Other	—	—	12	12
Revenues	1,336	458	340	2,134
Transaction-based expenses	427	—	—	427
Revenues, less transaction-based expenses	909	458	340	1,707
Operating expenses	326	337	245	908
Operating income	$583	$121	$95	$799

	Three Months Ended June 30, 2020
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$276	$—	$—	$276
Agricultural and metals futures and options	59	—	—	59
Financial futures and options	76	—	—	76
Cash equities and equity options	672	—	—	672
OTC and other	75	—	—	75
Data and connectivity services	195	—	—	195
Listings	111	—	—	111
Fixed income execution	—	20	—	20
CDS clearing	—	47	—	47
Fixed income data and analytics	—	252	—	252
Other data and network services	—	127	—	127
Closing solutions	—	—	54	54
Other	—	—	2	2
Revenues	1,464	446	56	1,966
Transaction-based expenses	571	—	—	571
Revenues, less transaction-based expenses	893	446	56	1,395
Operating expenses	300	326	25	651
Operating income	$593	$120	$31	$744

No customers or clearing members accounted for more than 10% of our Exchanges revenues less transaction-based expenses during the six months and three months ended June 30, 2021. Revenue from one clearing member of the Exchanges segment comprised $200 million, or 10% of our Exchanges revenues less transaction-based expenses during the six months ended June 30, 2020 and no customers or clearing members accounted for more than 10% of our Exchanges revenues less transaction-based expenses during the three months ended June 30, 2020. Clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, we believe that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional customers or clearing members accounted for more than 10% of our segment revenues or consolidated revenues during the six months and three months ended June 30, 2021 or 2020.

17. Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the six months and three months ended June 30, 2021 and 2020 (in millions, except per share amounts):

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
Basic:
Net income attributable to Intercontinental Exchange, Inc.	$1,898	$1,173	$1,252	$523
Weighted average common shares outstanding	562	549	563	546
Basic earnings per common share	$3.38	$2.14	$2.23	$0.96
Diluted:
Weighted average common shares outstanding	562	549	563	546
Effect of dilutive securities - stock options and restricted stock	3	3	2	3
Diluted weighted average common shares outstanding	565	552	565	549
Diluted earnings per common share	$3.36	$2.13	$2.22	$0.95
Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. The weighted average common shares outstanding increased during the six months and three months ended June 30, 2021 from the comparable periods in 2020 primarily due to the stock issued for the Ellie Mae acquisition, and by 2020 stock repurchases. Common equivalent shares from stock options and restricted stock awards, calculated using the treasury stock method, are included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. During the six months ended June 30, 2021 and 2020, 250,000 and 330,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect. In addition, we have excluded warrants and preferred and common incentive units under the Bakkt Equity Incentive Plan because they are also antidilutive. Certain figures in the table above may not recalculate due to rounding.

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
Overview
We are a provider of market infrastructure, data services and technology solutions to a broad range of customers including financial institutions, corporations and government entities. These products, which span major asset classes including futures, equities, fixed income and U.S. residential mortgages, provide our customers with access to mission critical tools that are designed to increase asset class transparency and workflow efficiency. Prior to October 2020, we reported our results in two segments. We now report our results in three segments: Exchanges, Fixed Income and Data Services, and Mortgage Technology. The majority of our identifiable assets are located in the U.S. and U.K.
•In our Exchanges segment, we operate regulated marketplaces for the listing, trading and clearing of a broad array of derivatives contracts and financial securities.
•In our Fixed Income and Data Services segment, we provide fixed income pricing, reference data, indices and execution services, as well as global CDS clearing and multi-asset class data delivery solutions.
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
Following completion of the business combination, which is expected to occur during the third quarter of 2021, we are expected to have a 65% economic interest and a minority voting interest in the combined company. Following the closing, we will have a minority voting interest in the combined company and as a consequence, we expect to deconsolidate Bakkt and treat it as an equity method investment within our financial statements.
Launch of ICE Futures Abu Dhabi
On March 29, 2021, we launched trading in ICE Murban crude oil futures, the world’s first Murban futures contract on our new exchange, ICE Futures Abu Dhabi Limited, or IFAD. IFAD was launched with the Abu Dhabi National Oil Company, or ADNOC, and nine of the world’s largest energy traders.
ICE Murban crude oil futures opened for trading along with 18 Murban-related cash settled derivatives and inter-commodity spreads. Murban futures investors from jurisdictions including ADGM, the U.S., Singapore, the U.K., Switzerland, the Netherlands, France, Norway, Australia, Japan and South Korea, are able to trade on IFAD. IFAD has 32 Exchange Members and 23 Clearing Members. Contracts traded on IFAD are cleared at ICE Clear Europe alongside ICE’s global energy futures platform, allowing customers to benefit from critical margin offsets to enhance capital efficiency. As of June 30, 2021, open interest was 46,825 contracts and a total of 470,390 contracts have traded with 63 firms having traded on IFAD since the launch.
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
Domestic and foreign policy makers continue to review their legal frameworks governing financial markets, and periodically change the laws and regulations that apply to our business and to our customers’ businesses. Our key areas of focus on these evolving efforts are:
•Brexit implications. On January 1, 2021, the U.K. completed its withdrawal from the EU, commonly referred to as Brexit. As a result, as of January 1, 2021, EU law no longer applies in and to the U.K. In connection with the completion of the U.K.'s withdrawal, the U.K. and EU finalized a trade and cooperation agreement, which is now in force. The trade and cooperation agreement does not cover financial services. Instead, in March 2021, the U.K.

announced an agreement in principle with the EU on a Memorandum of Understanding, or MoU, establishing the framework for regulatory cooperation on financial services. The MoU still needs to be ratified. There continues to be uncertainty surrounding specific terms that may impact the financial services industry and our business operations.
•Requirement that European and U.K. exchanges and CCPs offer non-discriminatory access. The non-discriminatory access provisions of the U.K.'s Markets in Financial Instruments Directive II, or U.K. MiFID II, and the EU Markets in Financial Instruments Directive II, or EU MiFID II, required both our U.K. and European exchanges and central counterparties, or CCPs, to offer access to third parties on commercially reasonable terms. In addition, both the U.K. MiFID II and the EU MiFID II could require our U.K. and European exchanges and CCPs to allow participants to trade and/or clear at other venues, which may encourage competing venues to offer lookalikes of our products. In May 2021, the U.K. Treasury concluded that the non-discriminatory access requirements for exchange-traded derivatives are not suitable in a U.K.-only context and the U.K. government therefore intends to permanently remove the open access regime for U.K. exchange-traded derivatives when parliamentary time allows. With regard to EU MiFID II, in July 2021, the European Securities and Markets Authority, or ESMA, issued no-action guidance to the national competent authorities until the European Parliament and Council formalize a further delay in the application of these non-discriminatory access requirements for EU exchange-traded derivatives under EU MiFID II until July 2023.
•Continued access by EU market participants to U.K. CCPs and exchanges. The European Commission adopted an 18-month temporary equivalence decision for U.K. CCPs, which began to apply as of January 1, 2021. ICE Clear Europe has been recognized by ESMA as a third-country CCP in accordance with the European Markets Infrastructure Regulation, or EMIR. ESMA is conducting a comprehensive review of the systemic importance of ICE Clear Europe, currently designated as a Tier 2 U.K. CCP, under Article 25(2c) of EMIR before the expiry of the equivalence decision. Separately, ICE Futures Europe and ICE Endex will continue to be able to permit access by EU and U.K. persons to transact on their platforms. The absence of an equivalence decision by the EU for U.K. trading venues, however, may result in increased costs for certain EU market participants, which could impact trading on ICE Futures Europe. In June 2021, ICE completed the transition of ICE EU Emission Allowance futures and options from ICE Futures Europe to ICE Endex. Additional impacts to our business and the potential for regulatory changes remain uncertain at this time.
•Benchmarks Regulation. In October 2020, the U.K. Government proposed amendments to the U.K. Benchmarks Regulation, or BMR, to provide the FCA with authority to manage and direct any wind-down period prior to a cessation of critical benchmarks, such as the London Interbank Offered Rate, or LIBOR, including powers to direct a methodology change for a critical benchmark and extend its publication on a basis that is no longer representative of its original underlying market or economic reality. The amendments were passed by the U.K. Parliament as part of the U.K.'s Financial Services Act 2021, and in June 2021, the FCA consulted on exercising its new powers to require LIBOR's administrators to publish certain LIBOR settings under a change methodology. The exercise of these new powers could result in increased risks to administrators, such as ICE Benchmark Administration Limited, or IBA, and users of such benchmarks. In February 2021, amendments to the EU BMR came into force to provide the European Commission the power to designate a replacement benchmark that covers all references to a widely used reference rate that is phased out, including LIBOR, when necessary to avoid disruption of the financial markets in the EU and to further extend the transition period for the use of benchmarks provided by third-country administrators until at least December 31, 2023. On April 6, 2021, New York Governor Andrew Cuomo signed into law legislation designed to reduce uncertainty and economic impacts of the permanent cessation of LIBOR for specified contracts, securities, and other agreements that are economically linked to LIBOR that are governed by New York state law. The legislation generally tracks the legislation proposed by the Alternative Reference Rates Committee, or ARRC, and received broad industry support.
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
In addition, on November 12, 2020, the former President of the United States issued an Executive Order that prohibits, subject to certain exceptions, transactions by U.S. persons in the securities of certain Chinese companies identified as having ties to the People's Liberation Army, and in securities that are derivatives of, or any securities that are designated to provide investment exposure to, such Chinese companies. To comply with the Executive Order and guidance from the U.S. Department of the Treasury, the NYSE suspended trading in four of its listed companies and commenced delisting proceedings. Three of these companies were subsequently delisted by the NYSE.
On June 3, 2021, President Biden signed an Executive Order, or the June Order, that, beginning on August 2, 2021, will prohibit U.S. persons from purchasing or selling the publicly traded securities of 59 companies determined to (i) operate in defense and related material sector, or the surveillance technology sector, of China, or (ii) to own or control, or be owned or controlled by, an individual or entity that operates in such sectors. President Biden’s June Order supersedes the operative provisions of President Trump’s November 2020 Executive Order. There is one NYSE-listed company that is covered by the prohibitions in President Biden’s June Order and, in the future, there may be other NYSE-listed companies that may be covered by the prohibitions.

Consolidated Financial Highlights
The following summarizes our results and significant changes in our consolidated financial performance for the periods presented (dollars in millions, except per share amounts and YTD represents the six-month periods ended June 30th):

	Six Months Ended June 30,			Three Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Revenues, less transaction-based expenses	$3,504	$2,954	19%	$1,707	$1,395	22%
Operating expenses	$1,813	$1,328	37%	$908	$651	39%
Adjusted operating expenses(1)	$1,473	$1,172	26%	$744	$575	29%
Operating income	$1,691	$1,626	4%	$799	$744	7%
Adjusted operating income(1)	$2,031	$1,782	14%	$963	$820	17%
Operating margin	48%	55%	(7 pts)	47%	53%	(6 pts)
Adjusted operating margin(1)	58%	60%	(2 pts)	56%	59%	(3 pts)
Other income (expense), net	$1,074	$(117)	n/a	$1,133	$(71)	n/a
Income tax expense	$862	$323	167%	$679	$145	368%
Effective tax rate	31%	21%	10 pts	35%	22%	13 pts
Net income attributable to ICE	$1,898	$1,173	62%	$1,252	$523	139%
Adjusted net income attributable to ICE(1)	$1,415	$1,267	12%	$657	$572	15%
Diluted earnings per share attributable to ICE common stockholders	$3.36	$2.13	58%	$2.22	$0.95	134%
Adjusted diluted earnings per share attributable to ICE common stockholders(1)	$2.50	$2.30	9%	$1.16	$1.04	12%
Cash flows from operating activities	$1,607	$1,378	17%

(1) The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. Adjusted net income attributable to ICE and adjusted diluted earnings per share attributable to ICE common stockholders are presented net of taxes. These adjusted numbers are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Financial Measures” below.

•Revenues, less transaction-based expenses, increased $550 million and $312 million for the six months and three months ended June 30, 2021, respectively, from the comparable periods in 2020. See "-Exchanges Segment", "Fixed Income and Data Services Segment" and "Mortgage Technology Segment" below for a discussion of the significant changes in our revenues. The increase in revenues during the six months and three months ended June 30, 2021 includes $38 million and $20 million, respectively, in favorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable period in 2020. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Rate Risk" below for additional information on the impact of currency fluctuations.
•Operating expenses increased $485 million and $257 million for the six months and three months ended June 30, 2021, respectively, from the comparable periods in 2020. See "-Consolidated Operating Expenses" below for a discussion of the significant changes in our operating expenses. The increase in operating expenses during the six months and three months ended June 30, 2021 includes $16 million and $9 million, respectively, in unfavorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable periods in 2020. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Rate Risk" below for additional information on the impact of currency fluctuations.
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

Exchanges Segment
The following presents selected statements of income data for our Exchanges segment (dollars in millions and YTD represents the six-month periods ended June 30th):

REVENUES, LESS TRANSACTION-BASED EXPENSES
2,500
2,000
1,500
1,000
500
0
$ (Millions)
$1,942
$223
$388
$146
$214
$199
$143
$629
$1,883
$233
$415
$155
$187
$188
$121
$584
YTD 2020
YTD 2021
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

	Six Months Ended June 30,			Three Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Revenues:
Energy futures and options	$584	$629	(7)%	$274	$276	—%
Agricultural and metals futures and options	121	143	(16)	62	59	3
Financial futures and options	188	199	(6)	83	76	8
Futures and options	893	971	(8)	419	411	2
Cash equities and equity options	1,246	1,341	(7)	512	672	(24)
OTC and other	155	146	7	78	75	4
Transaction and clearing, net	2,294	2,458	(7)	1,009	1,158	(13)
Data and connectivity services	415	388	7	208	195	7
Listings	233	223	5	119	111	8
Revenues	2,942	3,069	(4)	1,336	1,464	(9)
Transaction-based expenses(1)	1,059	1,127	(6)	427	571	(25)
Revenues, less transaction-based expenses	1,883	1,942	(3)	909	893	2
Other operating expenses	513	481	7	260	235	10
Depreciation and amortization	124	127	(2)	61	63	(4)
Acquisition-related transaction and integration costs	10	14	(23)	5	2	296
Operating expenses	647	622	4	326	300	9
Operating income	$1,236	$1,320	(6)%	$583	$593	(2)%
(1)Transaction-based expenses are largely attributable to our cash equities and options business.

Exchanges Revenues
Our Exchanges segment includes transaction and clearing revenues from our futures and NYSE exchanges, related data and connectivity services, and our listings business. Transaction and clearing revenues consist of fees collected from derivatives, cash equities and equity options trading and derivatives clearing, and are reported on a net basis, except for the NYSE transaction-based expenses discussed below. Rates per-contract, or RPC, are driven by the number of contracts or securities traded and the fees charged per contract, net of certain rebates. Our per-contract transaction and clearing revenues will depend upon many factors, including, but not limited to, market conditions, transaction and clearing volume, product mix, pricing, applicable revenue sharing and market making agreements, and new product introductions. Because transaction and clearing revenues are generally assessed on a per-contract basis, revenues and profitability fluctuate with changes in contract volume and product mix. Our data and connectivity services revenues are recurring subscription fees related to the various data and connectivity services that we provide which are directly attributable to our exchange venues. Our listings revenues are also recurring subscription fees that we earn for the provision of NYSE listings services for public companies and ETFs, and related corporate actions for listed companies.
For the six months ended June 30, 2021 and 2020, 16% and 15%, respectively, of our Exchanges segment revenues, less transaction-based expenses, were billed in pounds sterling or euros. For the three months ended June 30, 2021 and 2020, 16% and 13%, respectively, of our Exchanges segment revenues, less transaction-based expenses, were billed in pounds sterling or euros. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Exchanges segment revenues, less transaction-based expenses, were higher by $26 million and $14 million for the six months and three months ended June 30, 2021, respectively, from the comparable periods in 2020.
Our exchange transaction and clearing revenues are presented net of rebates. We recorded rebates of $526 million and $525 million for the six months ended June 30, 2021 and 2020, respectively, and $252 million and $219 million for the three months ended June 30, 2021 and 2020, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. The increase in rebates for the three months ended June 30, 2021 is primarily due to the launch of new products, including ICE Murban crude oil futures and Sterling Overnight Index Average, or SONIA.
•Energy Futures and Options: Total energy volume decreased 13% and revenues decreased 7% for the six months ended June 30, 2021 from the comparable period in 2020 and volume decreased 10% and revenues were flat for the three months ended June 30, 2021 from the comparable period in 2020.

–Total oil volume decreased 12% and 7% for the six months and three months ended June 30, 2021, respectively, from the comparable periods in 2020, as the first half of 2020 benefited from a sharp increase in price volatility related to various geopolitical events as well as the emergence of COVID-19.
–Our global natural gas futures and options volume decreased 16% and 17% for the six months and three months ended June 30, 2021, respectively, from the comparable periods in 2020. Similar to oil volumes, the first half of 2020 benefited from elevated volatility related to COVID-19. The second quarter of 2021 benefited from continued growth in our TTF and Asian JKM gas complexes which was offset by muted activity in our North American gas complex.
–Our environmentals and other futures and options volume increased 9% and 27% for the six months and three months ended June 30, 2021, respectively, from the comparable periods in 2020, driven by an increase in the price of carbon and continued demand for market-based mechanisms to price climate risk and help enable greenhouse gas reduction goals.
•Agricultural and Metals Futures and Options: Total volume in our agricultural and metals futures and options markets decreased 17% for the six months ended June 30, 2021 and were flat for the three months ended June 30, 2021 from the comparable periods in 2020 and revenues decreased 16% for the six months ended June 30, 2021 and increased 3% for the three months ended June 30, 2021 from the comparable periods in 2020. The first half of 2020 benefited from elevated volatility related to COVID-19 and a sharp decline in oil prices. Revenues increased in the second quarter of 2021 due to elevated price volatility as a result of weather-related supply and demand dynamics in Brazil, primarily impacting coffee markets. Coffee prices reached four-year highs during the quarter and revenues increased 21% from the comparable period in 2020 as a result of a record drought in Brazil leading to production shortages.
–Sugar futures and options volumes decreased 28% and 14% for the six months and three months ended June 30, 2021, respectively, from the comparable periods in 2020.
–Other agricultural and metal futures and options volume decreased 5% for the six months ended June 30, 2021 from the comparable period in 2020 and increased 15% for the three months ended June 30, 2021 from the comparable periods in 2020.
•Financial Futures and Options: Total volume decreased 8% for the six months ended June 30, 2021 from the comparable period in 2020 and increased 13% for the three months ended June 30, 2021 from the comparable period in 2020 and revenues decreased 6% for the six months ended June 30, 2021 from the comparable period in 2020 and increased 8% for the three months ended June 30, 2021 from the comparable period in 2020 in our financial futures and options markets.
–Interest rate futures and options volume decreased 5% and increased 19% for the six months and three months ended June 30, 2021, respectively, from the comparable periods in 2020 and revenue decreased 3% and increased 19%, respectively, for the six months and three months ended June 30, 2021 from the comparable periods in 2020. The first quarter of 2020 benefited largely from the unexpected quantitative easing measures implemented by major central banks in response to COVID-19. Revenues increased in the second quarter of 2021 due to increased speculation of central bank activity driven by post-pandemic global economic reopening. Interest rate futures and options revenues were $108 million and $111 million for the six months ended June 30, 2021 and 2020, respectively, and $46 million and $39 million for the three months ended June 30, 2021 and 2020, respectively.
–Other financial futures and options volume, which includes our MSCI®, FTSE® and NYSE FANG+ equity index products, decreased 19% and 10%, respectively, and revenue decreased 9% and 3%, respectively, for the six months and three months ended June 30, 2021 from the comparable periods in 2020. The first half of 2020 benefited from elevated volatility across global equity markets driven by the emergence of COVID-19. Other financial futures and options revenues were $80 million and $88 million for the six months ended June 30, 2021 and 2020, respectively, and $37 million for both the three months ended June 30, 2021 and 2020.
•Cash Equities and Equity Options: Cash equities volume decreased 7% and 21% for the six months and three months ended June 30, 2021, respectively, from the comparable periods in 2020. The first half of 2020 benefited from elevated volatility across global equity markets driven by the emergence of COVID-19. Cash equities revenues, net of transaction-based expenses, were $130 million and $163 million for the six months ended June 30,

2021 and 2020, respectively, and $59 million and $80 million for the three months ended June 30, 2021 and 2020, respectively. Equity options volume increased 49% and 34% for the six months and three months ended June 30, 2021, respectively, from the comparable periods in 2020 driven by increased participation and higher market share. Equity options revenues, net of transaction-based expenses, were $57 million and $51 million for the six months ended June 30, 2021 and 2020, respectively, and $26 million and $21 million for the three months ended June 30, 2021 and 2020, respectively.
•OTC and Other: OTC and other transactions include revenues from our OTC energy business and other trade confirmation services, as well as interest income on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, exchange membership fees and agricultural grading and certification fees. Our OTC and other revenues increased 7% for the six months ended June 30, 2021 from the comparable period in 2020 primarily due to the February 2020 acquisition of Bridge2 Solutions. Our OTC and other revenues increased 4% for the three months ended June 30, 2021 from the comparable period in 2020.
•Data and Connectivity Services: Our data and connectivity services revenues increased 7% for both the six months and three months ended June 30, 2021 from the comparable periods in 2020. The increase in revenue was driven by the strong retention rate of existing customers and increased purchases by existing customers.
•Listings Revenues: Through NYSE, NYSE American and NYSE Arca, we generate listings revenue related to the provision of listings services for public companies and ETFs, and related corporate actions for listed companies. Listings revenues increased 5% and 8% for the six months and three months ended June 30, 2021, respectively, from the comparable periods in 2020, driven by equity capital markets activity, including an increase in demand for special purpose acquisition company, or SPAC, listings.
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

Selected Operating Data
The following charts and tables present trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts and YTD represents the six-month periods ended June 30th):

Volume and Rate per Contract

	Six Months Ended June 30,			Three Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Number of contracts traded (in millions):
Energy futures and options	381	437	(13)%	175	193	(10)%
Agricultural and metals futures and options	51	62	(17)	25	25	—
Financial futures and options	325	354	(8)	148	131	13
Total	757	853	(11)%	348	349	—%

	Six Months Ended June 30,			Three Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Average Daily Volume of contracts traded (in thousands):
Energy futures and options	3,070	3,499	(12)%	2,774	3,068	(10)%
Agricultural and metals futures and options	417	497	(16)	409	408	—
Financial futures and options	2,587	2,795	(7)	2,342	2,069	13
Total	6,074	6,791	(11)%	5,525	5,545	—%

	Six Months Ended June 30,			Three Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Rate per contract:
Energy futures and options	$1.53	$1.44	7%	$1.57	$1.42	10%
Agricultural and metals futures and options	$2.34	$2.31	1%	$2.39	$2.33	3%
Financial futures and options	$0.57	$0.56	2%	$0.55	$0.58	(5)%

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

Open Interest

	As of June 30,
	2021	2020	Change
Open interest — in thousands of contracts:
Energy futures and options	44,602	44,044	1%
Agricultural and metals futures and options	3,654	3,515	4
Financial futures and options	32,758	25,723	27
Total	81,014	73,282	11%
The following charts and table present selected cash and equity options trading data (all trading volume below is presented as average net daily trading volume, or ADV, and is single counted and YTD represents the six-month periods ended June 30th):

	Six Months Ended June 30,			Three Months Ended June 30,
	2021	2020	Change	2021	2020	Change
NYSE cash equities (shares in millions):
Total cash handled volume	2,557	2,758	(7)%	2,206	2,781	(21)%
Total cash market share matched	19.9%	23.2%	(3.3 pts)	20.5%	22.1%	(1.6 pts)

NYSE equity options (contracts in thousands):
NYSE equity options volume	6,909	4,623	49%	6,113	4,566	34%
Total equity options volume	37,272	25,992	43%	34,580	26,643	30%
NYSE share of total equity options	18.5%	17.8%	0.8 pts	17.7%	17.1%	0.5 pts

Revenue capture or rate per contract:
Cash equities rate per contract (per 100 shares)	$0.041	$0.047	(14)%	$0.043	$0.046	(7)%
Equity options rate per contract	$0.07	$0.09	(25)%	$0.07	$0.07	(11)%
Handled volume represents the total number of shares of equity securities, ETFs and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
Transaction-Based Expenses
Our equities and equity options markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. Section 31 fees are recorded on a gross basis as a component of transaction and clearing fee revenue. These Section 31 fees are assessed to recover the government’s costs of supervising and regulating the securities markets and professionals and are subject to change. We, in turn, collect corresponding activity assessment fees from member organizations clearing or settling trades on the equities and options exchanges, and recognize these amounts in our transaction and clearing revenues when invoiced. The activity assessment fees are designed to equal the Section 31 fees. As a result, activity assessment fees and the corresponding Section 31 fees do not have an impact on our net income, although the timing of payment by us will vary from collections. Section 31 fees were $166 million and $320 million for the six months ended

June 30, 2021 and 2020, respectively, and $41 million and $154 million for the three months ended June 30, 2021 and 2020, respectively. The fees we collect are included in cash at the time of receipt and we remit the amounts to the SEC semi-annually as required. The total amount is included in accrued liabilities and was $163 million as of June 30, 2021.
We make liquidity payments to cash and options trading customers, as well as routing charges made to other exchanges which are included in transaction-based expenses. We incur routing charges when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We record routing charges on a gross basis as a component of transaction and clearing fee revenue. Cash liquidity payments, routing and clearing fees were $893 million and $807 million for the six months ended June 30, 2021 and 2020, respectively, and $386 million and $417 million for the three months ended June 30, 2021 and 2020, respectively.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Exchanges segment's operating expenses, operating income and operating margin (dollars in millions). See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Exchanges Segment:	Six Months Ended June 30,			Three Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Operating expenses	$647	$622	4%	$326	$300	9%
Adjusted operating expenses(1)	$600	$577	4%	$302	$282	7%
Operating income	$1,236	$1,320	(6)%	$583	$593	(2)%
Adjusted operating income(1)	$1,283	$1,365	(6)%	$607	$611	(1)%
Operating margin	66%	68%	(2 pts)	64%	66%	(2 pts)
Adjusted operating margin(1)	68%	70%	(2 pts)	67%	68%	(1 pts)

(1) The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. These adjusted numbers are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Financial Measures” below.

Fixed Income and Data Services Segment
The following charts and table present our selected statements of income data for our Fixed Income and Data Services segment (dollars in millions and YTD represents the six-month periods ended June 30th):

(1) The adjusted numbers in the charts above are calculated by excluding items that are not reflective of our cash operations and core business performance. As a result, these adjusted numbers are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Financial Measures” below.

	Six Months Ended June 30,			Three Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Revenues:
Fixed income execution	$27	$41	(32)%	$13	$20	(33)%
CDS clearing	93	119	(23)	38	47	(19)
Fixed income data and analytics	532	497	7	268	252	6
Fixed income and credit	652	657	(1)	319	319	—
Other data and network services	274	253	8	139	127	9
Revenues	926	910	2	458	446	3
Other operating expenses	500	481	4	251	238	6
Depreciation and amortization	172	175	(2)	86	88	(2)
Operating expenses	672	656	3	337	326	4
Operating income	$254	$254	—%	$121	$120	—%
Our Fixed Income and Data Services segment represents fixed income and credit trading and clearing as well as subscription-based, or recurring, revenues related to our fixed income data and analytics offerings as well as other multi-asset class data and network services.
For the six months ended June 30, 2021 and 2020, 14% and 13%, respectively, of our Fixed Income and Data Services segment revenues were billed in pounds sterling or euros and for both the three months ended June 30, 2021 and 2020, 14% of our Fixed Income and Data Services segment revenues were billed in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues denominated in foreign currencies changes accordingly. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Fixed Income and Data Services revenues were higher by $12 million and $6 million for the six months and three months ended June 30, 2021, respectively, from the comparable periods in 2020.
Fixed Income and Data Services Revenues
Our Fixed Income and Data Services revenues increased 2% and 3% for the six months and three months ended June 30, 2021, respectively, from the comparable periods in 2020, primarily due to growth in our fixed income data and analytics products and our other data and network services.
•Fixed Income Execution: Fixed income execution includes revenues from ICE Bonds. Execution fees are reported net of rebates, which were nominal for both the six months and three months ended June 30, 2021 and 2020. Our fixed income execution revenues decreased 32% and 33% for the six months and three months ended June 30, 2021, respectively, from the comparable periods in 2020 as the first half of 2020 had benefited from the price volatility related to COVID-19, as well as due to decreased retail activity, particularly in municipal and corporate bonds, in the first half of 2021 as a result of low interest rates.
•CDS Clearing: CDS clearing revenues decreased 23% and 19% for the six months and three months ended June 30, 2021, respectively, from the comparable periods in 2020. The notional value of CDS cleared was $8.1 trillion and $11.0 trillion for the six months ended June 30, 2021 and 2020, respectively, and $3.1 trillion and $3.9 trillion for the three months ended June 30, 2021 and 2020, respectively. Elevated volatility in 2020 related to COVID-19 benefited first and second quarter 2020 revenues, with volatility and cleared volumes generally returning in second quarter 2021 to similar levels seen in second quarter 2019.
•Fixed Income Data and Analytics: Our fixed income data and analytics revenues increased 7% and 6% for the six months and three months ended June 30, 2021, respectively, from the comparable periods in 2020. The increase in revenue was due to strength in our index business and continued growth in our pricing and reference data business driven by the strong retention rate of existing customers, the addition of new customers and increased purchases by existing customers.
•Other Data and Network Services: Our other data and network services revenues increased 8% and 9% for the six months and three months ended June 30, 2021, respectively, from the comparable periods in 2020. The increase in revenues was driven primarily by growth in our ICE Global Network offering, coupled with strength in our consolidated feeds and stronger desktop revenues.

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
As of June 30, 2021, ASV was $1.602 billion, which increased 6.6% compared to the ASV as of June 30, 2020. ASV represents nearly 100% of total data services revenues for this segment. This does not adjust for year-over-year foreign exchange fluctuations.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Fixed Income and Data Services segment's operating expenses, operating income and operating margin (dollars in millions). See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Fixed Income and Data Services Segment:	Six Months Ended June 30,			Three Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Operating expenses	$672	$656	3%	$337	$326	4%
Adjusted operating expenses(1)	$581	$555	5%	$291	$273	7%
Operating income	$254	$254	—%	$121	$120	—%
Adjusted operating income(1)	$345	$355	(3)%	$167	$173	(4)%
Operating margin	27%	28%	(1 pts)	26%	27%	(1 pts)
Adjusted operating margin(1)	37%	39%	(2 pts)	36%	39%	(3 pts)

(1) The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. These adjusted numbers are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Financial Measures” below.

Mortgage Technology Segment
The following charts and table present our selected statements of income data for our Mortgage Technology segment (dollars in millions and YTD represents the six-month periods ended June 30th):

(1) The adjusted numbers in the charts above are calculated by excluding items that are not reflective of our cash operations and core business performance. As a result, these adjusted numbers are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Financial Measures” below.

	Six Months Ended June 30,			Three Months Ended June 30,
	2021	2020	Change*	2021	2020	Change*
Revenues:
Origination technology	495	—	n/a	241	—	n/a
Closing solutions	139	98	41%	69	54	26%
Data and analytics	36	—	n/a	18	—	n/a
Other	25	4	n/a	12	2	n/a
Revenues	695	102	n/a	340	56	n/a
Other operating expenses	266	38	n/a	136	19	n/a
Acquisition-related transaction and integration costs	18	—	n/a	5	—	n/a
Depreciation and amortization	210	12	n/a	104	6	n/a
Operating expenses	494	50	n/a	245	25	n/a
Operating income	$201	$52	297%	$95	$31	217%
*Percentage changes in the table above are deemed "n/a" and not meaningful if the change is greater than 300%, period over period.
Mortgage Technology Revenues
Our mortgage technology revenues are derived from our comprehensive, end-to-end U.S. residential mortgage platform. Our mortgage technology business is intended to enable greater workflow efficiency for customers focused on originating U.S. residential mortgage loans. Mortgage technology revenues increased $593 million for the six months ended June 30, 2021 from the comparable period in 2020 and $284 million for the three months ended June 30, 2021 from the comparable period in 2020. In September 2020, we acquired Ellie Mae and, as a result, our Mortgage Technology segment results for the six months ended June 30, 2020 do not include a contribution from this acquisition.
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

Mortgage Technology Segment:	Six Months Ended June 30,			Three Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Operating expenses	$494	$50	n/a	$245	$25	n/a
Adjusted operating expenses(1)	$292	$40	n/a	$151	$20	n/a
Operating income	$201	$52	n/a	$95	$31	217%
Adjusted operating income(1)	$403	$62	n/a	$189	$36	n/a
Operating margin	29%	50%	(21 pts)	28%	53%	(25 pts)
Adjusted operating margin(1)	58%	59%	(1 pt)	56%	62%	(6 pts)
*Percentage changes in the table above are deemed "n/a" and not meaningful if the change is greater than 300%, period over period.

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
The following presents our consolidated operating expenses (dollars in millions and YTD represents the six-month periods ended June 30th):

CONSOLIDATED OPERATING EXPENSES
2,000
1,750
1,500
1,250
1,000
750
500
250
0
$ (Millions)
$1,328
$314
$386
$77
$551
$1,813
$506
$479
$109
$719
YTD 2020
YTD 2021
Depreciation and amortization
Technology and communication, rent and occupancy, and selling, general and administrative
Professional services and acquisition-related transaction and integration costs
Compensation and Benefits

	Six Months Ended June 30,			Three Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Compensation and benefits	$719	$551	30%	$365	$273	34%
Professional services	81	63	30	37	34	13
Acquisition-related transaction and integration costs	28	14	104	10	2	478
Technology and communication	327	257	27	165	126	31
Rent and occupancy	41	40	2	20	19	5
Selling, general and administrative	111	89	24	60	40	47
Depreciation and amortization	506	314	61	251	157	60
Total operating expenses	$1,813	$1,328	37%	$908	$651	39%
The majority of our operating expenses do not vary directly with changes in our volume and revenues, except for certain technology and communication expenses, including data acquisition costs, licensing and other fee-related arrangements and a portion of our compensation expense that is tied directly to our data sales or overall financial performance. The results of our September 2020 Ellie Mae acquisition are included in our consolidated operating expenses for the six and three months ended June 30, 2021, but not in the comparable pre-acquisition prior year periods.

We expect our operating expenses to increase in absolute terms in future periods in connection with the growth of our business, and to vary from year-to-year based on the type and level of our acquisitions, our integrations and other investments.
For the six months ended June 30, 2021 and 2020, 10% and 12%, respectively, of our operating expenses were billed in pounds sterling or euros and for the three months ended June 30, 2021 and 2020, 10% and 11%, respectively, of our operating expenses were billed in pounds sterling or euros. Due to fluctuations in the U.S. dollar compared to the pound sterling and euro, our consolidated operating expenses increased $16 million and $9 million during the six months and three months ended June 30, 2021, respectively, from the comparable periods in 2020. See Item 3 “— Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” below for additional information.
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

	Six Months Ended June 30,			Three Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Employee headcount	9,088	6,423	41%
Stock-based compensation expenses	$71	$61	17%	$36	$31	16%
Our acquisition of Ellie Mae was the primary driver for the increase in our employee headcount and Ellie Mae compensation and benefits expenses were $123 million and $62 million for the six months and three months ended June 30, 2021, respectively.

Bakkt compensation and benefits costs increased $15 million and $8 million for the six months and three months ended June 30, 2021, respectively, from the comparable periods in 2020, due to the acquisition of Bridge2 Solutions and other increases in employee headcount. The remaining increase in compensation and benefits expense relates primarily to 2021 merit pay and higher employee insurance costs than in 2020 due to the impact of COVID-19. The stock-based compensation expenses in the table above relate to employee stock option and restricted stock awards and exclude stock-based compensation related to acquisition-related transaction and integration costs.
Professional Services Expenses
Professional services expense includes fees for consulting services received on strategic and technology initiatives, temporary labor, as well as regulatory, legal and accounting fees, and may fluctuate as a result of changes in the use of these services in our business.
Professional services expenses increased due to the inclusion of Ellie Mae expenses, which were $17 million and $9 million for the six months and three months ended June 30, 2021, respectively. In addition, technology consulting expenses primarily related to Bakkt increased $6 million and $2 million during the six months and three months ended June 30, 2021, respectively, partially offset by litigation expense reimbursements of $5 million in the second quarter of 2021.
Acquisition-Related Transaction and Integration Costs
Acquisition-related transaction and integration costs during the six months and three months ended June 30, 2021 were primarily related to our integration of Ellie Mae and the expected Bakkt transaction. Acquisition-related transaction costs for the six months and three months ended June 30, 2020 were primarily related to our February 2020 Bakkt acquisition of Bridge2 Solutions. The Bridge2 Solutions acquisition costs include $10 million of expenses resulting from a Bakkt incentive award market condition estimation adjustment that was directly related to the March 2020 capital call to fund the acquisition of Bridge2 Solutions.
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
Technology and communications expenses increased due to the inclusion of Ellie Mae expenses, which were $58 million and $29 million for the six months and three months ended June 30, 2021, respectively. In addition, technology and communication expenses increased $10 million and $7 million for the six months and three months ended June 30, 2021, respectively, from the comparable periods in 2020, due to increased license fees and data acquisition costs.
Rent and Occupancy Expenses
Rent and occupancy expense relates to leased and owned property and includes rent, maintenance, real estate taxes, utilities and other related costs. We have significant operations located in and around Atlanta, New York, Pleasanton, London and Hyderabad with smaller offices located throughout the world. Rent and occupancy expenses include the expenses of Ellie Mae, which were $5 million and $2 million for the six months and three months ended June 30, 2021, respectively. These expenses were partially offset by a decrease due to the early termination expense of our NYSE Chicago office lease during the six months ended June 30, 2020.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include marketing, advertising, public relations, insurance, bank service charges, dues and subscriptions, travel and entertainment, non-income taxes and other general and administrative costs.
Selling, general and administrative expenses increased for the six months ended June 30, 2021 from the comparable period in 2020 primarily due to marketing expenses related to the launch of Bakkt's digital wallet, Bakkt App, and higher NYSE initial public offering, or IPO, marketing expenses, for a total of $22 million, increased costs related to our acquisition of Ellie Mae of $9 million, partially offset by a charitable contribution in support of COVID-19 relief efforts of $10 million during the six months ended June 30, 2020. Selling, general and administrative expenses increased for the three months ended June 30, 2021 from the comparable period in 2020 primarily due to marketing expenses related to the launch of Bakkt App and higher NYSE IPO marketing expenses, for a total of $15 million, increased costs related to our acquisition of Ellie Mae of $5 million, partially offset by accruals related to investigations and inquiries during the three months ended June 30, 2020.
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
We recorded amortization expenses on intangible assets acquired as part of our acquisitions, as well as on other intangible assets, of $314 million and $141 million for the six months ended June 30, 2021 and 2020, respectively and $155 million and $71 million for the three months ended June 30, 2021 and 2020, respectively. The increase in amortization expense was primarily due to amortization of Ellie Mae intangible assets of $176 million and $86 million for the six months and three months ended June 30, 2021, respectively.
We recorded depreciation expenses on our fixed assets of $192 million and $173 million for the six months ended June 30, 2021 and 2020, respectively, and $96 million and $86 million for the three months ended June 30, 2021 and 2020, respectively. The increase in depreciation expense was primarily due to depreciation of Ellie Mae fixed assets of $17 million and $10 million for the six months and three months ended June 30, 2021, respectively.

Consolidated Non-Operating Income (Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following tables present our non-operating income (expenses) (dollars in millions):

	Six Months Ended June 30,			Three Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Other income (expense):
Interest income	$—	$8	(96)%	$—	$2	(93)%
Interest expense	(213)	(156)	36	(106)	(84)	25
Other income (expense), net	1,287	31	n/a	1,239	11	n/a
Total other income (expense), net	$1,074	$(117)	n/a	$1,133	$(71)	n/a
Net income attributable to non-controlling interest	$(5)	$(13)	(61)%	$(1)	$(5)	(78)%
Interest Income
Interest income decreased for the six months and three months ended June 30, 2021 from the comparable periods in 2020 primarily due to a decrease in short-term interest rates on various investments.
Interest Expense
Interest expense increased for the six months and three months ended June 30, 2021 from the comparable periods in 2020 primarily due to the issuance of senior notes in May 2020 to refinance existing debt and the issuance of senior notes in August 2020 related to the Ellie Mae acquisition, partially offset by a $14 million extinguishment payment we incurred related to the June 2020 early redemption of senior notes with an original maturity of December 1, 2020, or the December 2020 Senior Notes. See “- Debt” below.
Other income (expense), net
During the three months ended June 30, 2021, Coinbase completed an IPO and we sold our investment in Coinbase for $1.24 billion, and recorded a gain of $1.23 billion as other income.
During the three months ended June 30, 2021, we recorded a gain of $7 million related to the settlement of an acquisition-related indemnification claim from a prior acquisition as other income.
We own a 40% interest in OCC which we treat as an equity method investment. OCC is regulated by the SEC and the CFTC. We recognized $34 million and $35 million during the six months ended June 30, 2021 and 2020, respectively, and $9 million and $18 million for the three months ended June 30, 2021 and 2020, respectively, of equity earnings as our share of OCC's estimated profits, which is included in other income. Included within the amount recognized during the six months ended 2021 is a $16 million earnings adjustment to reflect higher than reported 2020 net income than originally estimated by OCC. Similarly, included within the amount recognized during the six months ended 2020 is a $7 million earnings adjustment to reflect higher than reported 2019 net income than originally estimated.
In connection with our equity investment in Euroclear, we recognized dividend income of $30 million during the six months ended June 30, 2021, which is included in other income. As a result of a 2020 European regulation limiting dividend payments, we did not receive a Euroclear dividend in 2020.
We incurred foreign currency transaction gains/(losses) of ($9 million) and $1 million for the six months ended June 30, 2021 and 2020, respectively, and ($3 million) for both the three months ended June 30, 2021 and 2020, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. Foreign currency transaction gains and losses are recorded in other income (expense), net, when the settlement of foreign currency assets, liabilities and payables occur in non-functional currencies and there is an increase or decrease in the period-end foreign currency exchange rates between periods. See Item 3 “- Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” included elsewhere in this Quarterly Report for more information on these items.
Non-controlling Interest
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests. As of June 30, 2021, our non-controlling interests included those related to the non-ICE limited partners' 26.7% ownership interest in our CDS clearing subsidiaries, non-controlling interests in ICE Futures Abu Dhabi and redeemable non-controlling interests of the non-ICE partners in Bakkt.

Consolidated Income Tax Provision
Consolidated income tax expense was $862 million and $323 million for the six months ended June 30, 2021 and 2020, respectively, and $679 million and $145 million for the three months ended June 30, 2021 and 2020, respectively. The change in consolidated income tax expense between periods is primarily due to the tax impact of changes in our pre-tax income and the changes in our effective tax rate each period. Our effective tax rate was 31% and 21% for the six months ended June 30, 2021 and 2020, respectively, and 35% and 22% for the three months ended June 30, 2021 and 2020, respectively. The effective tax rates for the six months and three months ended June 30, 2021 were higher than the effective tax rates for the comparable periods in 2020 primarily due to the deferred income tax provision impact resulting from the U.K. tax law changes enacted during the current period, along with the impact of the sale of our investment in Coinbase.
During the three months ended June 30, 2021, the U.K. Finance Act 2021 was enacted, which increased the U.K. corporate income tax rate from 19% to 25%, effective April 1, 2023. The combined impact of the U.K. deferred tax provision and the sale of our Coinbase investment for the six months and three months ended June 30, 2021 increased the effective tax rate by 8 and 12 percentage points, respectively.
On March 11, 2021, the American Rescue Plan Act, or ARPA, was signed into law. The ARPA enacted certain provisions that are relevant to corporate income tax. These provisions did not have a material impact on our income tax provision for the six months and three months ended June 30, 2021.

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

	Three Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Revenues:
Energy futures and options	$274	$310	$262	$229	$276
Agricultural and metals futures and options	62	59	48	54	59
Financial futures and options	83	105	82	76	76
Cash equities and equity options	512	734	651	593	672
OTC and other	78	77	77	73	75
Data and connectivity services	208	207	201	201	195
Listings	119	114	112	111	111
Total exchanges revenues	1,336	1,606	1,433	1,337	1,464
Fixed income execution	13	14	14	15	20
CDS Clearing	38	55	42	47	47
Fixed income data and analytics	268	264	262	259	252
Other data and network services	139	135	132	129	127
Total fixed income and data services revenues	458	468	450	450	446
Origination technology	241	254	249	67	—
Closing solutions	69	70	73	67	54
Data and analytics	18	18	17	5	—
Other	12	13	11	4	2
Total mortgage technology revenues	340	355	350	143	56
Total revenues	2,134	2,429	2,233	1,930	1,966
Transaction-based expenses	427	632	562	519	571
Total revenues, less transaction-based expenses	1,707	1,797	1,671	1,411	1,395
Compensation and benefits	365	354	339	298	273
Professional services	37	44	44	37	34
Acquisition-related transaction and integration costs	10	18	15	76	2
Technology and communication	165	162	161	131	126
Rent and occupancy	20	21	22	19	19
Selling, general and administrative	60	51	53	43	40
Depreciation and amortization	251	255	257	180	157
Total operating expenses	908	905	891	784	651
Operating income	799	892	780	627	744
Other income (expense), net	1,133	(59)	(106)	(44)	(71)
Income tax expense	679	183	146	189	145
Net income	$1,253	$650	$528	$394	$528
Net income attributable to non-controlling interest	(1)	(4)	(2)	(4)	(5)
Net income attributable to Intercontinental Exchange, Inc.	$1,252	$646	$526	$390	$523

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
Consolidated cash and cash equivalents were $602 million and $583 million as of June 30, 2021 and December 31, 2020, respectively. We had $1.4 billion in short-term and long-term restricted cash and cash equivalents as of both June 30, 2021 and December 31, 2020.
As of June 30, 2021, the amount of unrestricted cash held by our non-U.S. subsidiaries was $316 million. Due to U.S. tax reform, the majority of our foreign earnings since January 1, 2018 have been subject to immediate U.S. income taxation, and the existing non-U.S. unrestricted cash balance can be distributed to the U.S. in the future with no material additional income tax consequences.
Our cash and cash equivalents and financial investments are managed as a global treasury portfolio of non-speculative financial instruments that are readily convertible into cash, such as overnight deposits, term deposits, money market funds, mutual funds for treasury investments, short duration fixed income investments and other money market instruments, thus ensuring high liquidity of financial assets. We may invest a portion of our cash in excess of short-term operating needs in investment-grade marketable debt securities, including government or government-sponsored agencies and corporate debt securities. As of June 30, 2021, we held $20 million of unrestricted cash that was set aside for legal, regulatory, and surveillance operations at NYSE.
Cash Flow
The following table presents the major components of net changes in cash, cash equivalents, and restricted cash and cash equivalents (in millions):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$1,607	$1,378
Investing activities	966	(392)
Financing activities	(2,518)	(889)
Effect of exchange rate changes	—	(4)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	$55	$93
Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain items, including depreciation and amortization, deferred taxes, stock based compensation and the effects of changes in working capital.
The $229 million increase in net cash provided by operating activities during the six months ended June 30, 2021 from the comparable period in 2020 was driven by the timing of accounts receivable collections of $231 million, primarily due to a prior period COVID-19-related decision to allow customers to defer payment of their 2020 listings invoices, as well as a $167 million increase in net income, adjusted for depreciation and amortization, deferred taxes and the gain from the sale of our Coinbase investment, net of taxes, of $898 million. These increases were partially offset by a decrease in Section 31 fee collections of $222 million, primarily due to lower rates. The remaining change is due to fluctuations in our working capital and the timing of various payments such as transaction-related expenses and taxes payable on the sale of our Coinbase investment.
Investing Activities
Consolidated net cash provided by investing activities for the six months ended June 30, 2021 primarily relates to $1.2 billion of proceeds from the sale of our Coinbase investment, partially offset by $95 million of capital expenditures, $145 million of capitalized software development costs, and $23 million for the purchase of an equity method investment.

Consolidated net cash used in investing activities for the six months ended June 30, 2020 primarily relates to $251 million cash paid for acquisitions, net of cash acquired, $48 million of capital expenditures and $96 million of capitalized software development costs.
The capital expenditures primarily relate to hardware and software purchases to continue the development and expansion of our electronic platforms, data services and clearing houses, and leasehold improvements. The software development expenditures primarily relate to the development and expansion of our electronic trading platforms, data services, mortgage services and clearing houses.
Financing Activities
Consolidated net cash used in financing activities for the six months ended June 30, 2021 primarily relates to $2.1 billion in net repayments under our Commercial Paper Program, $374 million in dividend payments to stockholders and $67 million in cash payments related to treasury shares received for restricted stock tax payments and stock option exercises.
Consolidated net cash used in financing activities for the six months ended June 30, 2020 primarily relates to $1.3 billion in repayments of our December 2020 Senior Notes, $1.1 billion in repurchases of common stock, $611 million in net repayments under our Commercial Paper Program from a portion of the net proceeds from our issuance of senior notes in May 2020, $330 million in dividend payments to stockholders and $72 million in cash payments related to treasury shares received for restricted stock tax payments and stock option exercises, partially offset by $2.4 billion in net proceeds from our senior notes issued in May 2020 (i.e., the 2030 Senior Notes and the 2050 Senior Notes).
Debt
As of June 30, 2021, we had $14.5 billion in outstanding debt, consisting of $12.9 billion of fixed rate senior notes, $1.2 billion of floating rate senior notes, $308 million under the Commercial Paper Program and $10 million under credit lines at our India subsidiaries. Our current fixed rate senior notes of $12.9 billion have a weighted average maturity of 15 years and a weighted average cost of 3.0% per annum. The commercial paper notes had original maturities ranging from one to 85 days as of June 30, 2021, with a weighted average interest rate of 0.34% per annum, and a weighted average remaining maturity of 38 days. As of December 31, 2020, we had $16.5 billion in outstanding debt, consisting of $12.9 billion of fixed rate senior notes, $1.2 billion of floating rate senior notes, $2.4 billion under the Commercial Paper Program and $6 million under credit lines at our India subsidiaries. The commercial paper notes had original maturities ranging from four to 266 days as of December 31, 2020, with a weighted average interest rate of 0.40% per annum, and a weighted average remaining maturity of 82 days.
We have a $3.8 billion senior unsecured revolving credit facility, or the Credit Facility, pursuant to a credit agreement with Wells Fargo Bank, N.A., as primary administrative agent, issuing lender and swing-line lender, Bank of America, N.A., as syndication agent, backup administrative agent and swing-line lender, and the other lenders party thereto. As of June 30, 2021, of the $3.8 billion that is currently available for borrowing under the Credit Facility, $308 million is required to back-stop the amount outstanding under our Commercial Paper Program and $172 million is required to support certain broker-dealer and other subsidiary commitments. The amount required to back-stop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $3.3 billion is available for working capital and general corporate purposes including, but not limited to, acting as a back-stop to future increases in the amounts outstanding under the Commercial Paper Program.
Our Commercial Paper Program enables us to borrow efficiently at reasonable short-term interest rates and provides us with the flexibility to de-lever using our strong annual cash flows from operating activities whenever our leverage becomes elevated as a result of investment or acquisition activities. We had net repayments of $2.1 billion under our Commercial Paper Program during the six months ended June 30, 2021. We used $1.2 billion of proceeds received from the liquidation of our Coinbase investment to pay down the commercial paper balance.
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
For the six months ended June 30, 2021, we did not repurchase any of our outstanding common stock. For the six months ended June 30, 2020, we repurchased 12.0 million shares of our outstanding common stock at a cost of $1.1 billion, including 8.8 million shares at a cost of $800 million under our Rule 10b5-1 trading plan and 3.2 million shares at a cost of $299 million on the open market. Shares repurchased are held in treasury stock.
We discontinued stock repurchases and terminated our Rule 10b5-1 trading plan in August 2020 in connection with the Ellie Mae acquisition. The remaining balance of Board approved funds for future repurchase as of June 30, 2021 is $1.2 billion. The approval of our Board for the share repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our Board may increase or decrease the amount available for repurchases from time to time.
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
During the second quarter of 2021, we paid a quarterly dividend of $0.33 per share of our common stock for an aggregate payout of $187 million, which includes the payment of dividend equivalents on unvested employee restricted stock units.
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
We currently expect to incur capital expenditures (including operational and real estate capital expenditures) and to incur software development costs that are eligible for capitalization ranging in the aggregate between $430 million and $450 million in 2021, which we believe will support the enhancement of our technology, business integration and the continued growth of our businesses.
As of June 30, 2021, we had $1.2 billion authorized for future repurchases of our common stock. Refer to Note 11 to our consolidated financial statements included in this Quarterly Report for additional details on our stock repurchase program.
Our Board has adopted a quarterly dividend policy providing that dividends will be approved quarterly by the Board or the Audit Committee taking into account factors such as our evolving business model, prevailing business conditions, our current and future planned strategic growth initiatives and our financial results and capital requirements, without a predetermined net income payout ratio. On July 29, 2021, we announced a $0.33 per share dividend for the third quarter of 2021 with the dividend payable on September 30, 2021 to stockholders of record as of September 16, 2021.
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

	Exchanges Segment		Fixed Income and Data Services Segment		Mortgage Technology Segment		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Total revenues, less transaction-based expenses	$1,883	$1,942	$926	$910	$695	$102	$3,504	$2,954
Operating expenses	647	622	672	656	494	50	1,813	1,328
Less: Amortization of acquisition-related intangibles	37	35	91	96	185	10	313	141
Less: Transaction and integration costs and acquisition-related success fees	10	10	—	—	17	—	27	10
Less: Accruals relating to a regulatory settlement	—	—	—	5	—	—	—	5
Adjusted operating expenses	$600	$577	$581	$555	$292	$40	$1,473	$1,172
Operating income	$1,236	$1,320	$254	$254	$201	$52	$1,691	$1,626
Adjusted operating income	$1,283	$1,365	$345	$355	$403	$62	$2,031	$1,782
Operating margin	66%	68%	27%	28%	29%	50%	48%	55%
Adjusted operating margin	68%	70%	37%	39%	58%	59%	58%	60%

Net income attributable to ICE common stockholders							$1,898	$1,173
Add: Amortization of acquisition-related intangibles							313	141
Add: Transaction and integration costs and acquisition-related success fees							27	10
Add: Extinguishment of December 2020 Senior Notes							—	14
Add: Accruals relating to a regulatory settlement							—	5
Add: Impairment of CAT promissory notes							—	2
Less: Gain on sale of Coinbase equity investment							(1,227)	—
Less: Gain related to the settlement of an acquisition-related indemnification claim							(7)	—
Less: Net income from unconsolidated investees							(34)	(35)
Add/(Less): Income tax effect for the above items							248	(33)
Add/(Less): Deferred tax adjustments on acquisition-related intangibles							197	(10)
Adjusted net income attributable to ICE common stockholders							$1,415	$1,267

Basic earnings per share attributable to ICE common stockholders							$3.38	$2.14
Diluted earnings per share attributable to ICE common stockholders							$3.36	$2.13

Adjusted basic earnings per share attributable to ICE common stockholders							$2.52	$2.31
Adjusted diluted earnings per share attributable to ICE common stockholders							$2.50	$2.30

Basic weighted average common shares outstanding							562	549
Diluted weighted average common shares outstanding							565	552

	Exchanges Segment		Fixed Income and Data Services Segment		Mortgage Technology Segment		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Total revenues, less transaction-based expenses	$909	$893	$458	$446	$340	$56	$1,707	$1,395
Operating expenses	326	300	337	326	245	25	908	651
Less: Amortization of acquisition-related intangibles	19	18	46	48	90	5	155	71
Less: Transaction and integration costs and acquisition-related success fees	5	—	—	—	4	—	9	—
Less: Accruals relating to a regulatory settlement	—	—	—	5	—	—	—	5
Adjusted operating expenses	$302	$282	$291	$273	$151	$20	$744	$575
Operating income	$583	$593	$121	$120	$95	$31	$799	$744
Adjusted operating income	$607	$611	$167	$173	$189	$36	$963	$820
Operating margin	64%	66%	26%	27%	28%	53%	47%	53%
Adjusted operating margin	67%	68%	36%	39%	56%	62%	56%	59%

Net income attributable to ICE common stockholders							$1,252	$523
Add: Amortization of acquisition-related intangibles							155	71
Add: Transaction and integration costs and acquisition-related success fees							9	—
Add: Extinguishment of December 2020 Senior Notes							—	14
Add: Accruals relating to a regulatory settlement							—	5
Add: Impairment of CAT promissory notes							—	2
Less: Gain on sale of Coinbase equity investment							(1,227)	—
Less: Gain related to the settlement of an acquisition-related indemnification claim							(7)	—
Less: Net income from unconsolidated investees							(9)	(18)
Add/(Less): Income tax effect for the above items							288	(16)
Add/(Less): Deferred tax adjustments on acquisition-related intangibles							196	(9)
Adjusted net income attributable to ICE common stockholders							$657	$572

Basic earnings per share attributable to ICE common stockholders							$2.23	$0.96
Diluted earnings per share attributable to ICE common stockholders							$2.22	$0.95

Adjusted basic earnings per share attributable to ICE common stockholders							$1.17	$1.05
Adjusted diluted earnings per share attributable to ICE common stockholders							$1.16	$1.04

Basic weighted average common shares outstanding							563	546
Diluted weighted average common shares outstanding							565	549
Amortization of acquisition-related intangibles are included in non-GAAP adjustments as excluding these non-cash expenses provides greater clarity regarding our financial strength and stability of cash operating results.
Acquisition-related transaction and integration costs are included as part of our core business expenses, except for those that are directly related to the announcement, closing, financing, or termination of a transaction. However, we adjust for the acquisition-related transaction and integration costs for acquisitions such as Ellie Mae given the magnitude of the $11.4 billion purchase price of the acquisition. We also adjust for the acquisition-related transaction costs related to the expected merger between Bakkt and VIH due to the significance of the transaction. During the six months ended June 30, 2020, we included a $10 million adjustment for Bridge2 Solutions acquisition costs resulting from a Bakkt incentive award market condition estimation adjustment as an acquisition-related success fee. This adjustment was directly related to the March 2020 capital call to fund the acquisition of Bridge2 Solutions and we believe is therefore appropriate since we exclude costs directly related to financing a transaction.
The extinguishment payment on the December 2020 Senior Notes is included as a non-GAAP adjustment as it relates to the June 2020 early redemption of the December 2020 Senior Notes, which had an original maturity of December 1, 2020 as a result of our new senior notes offering in May 2020. These costs include both a make-whole redemption payment and duplicative interest and are not considered part of our normal operations.
We also include accruals relating to a regulatory settlement as non-GAAP adjustments, and during the three and six months ended June 30, 2021, we adjust for a gain related to the settlement of an acquisition-related indemnification claim from a prior acquisition. We do not consider either of these events to be reflective of our core business operations.
During the three months ended June 30, 2020, we included an additional consolidated audit trail, or CAT, promissory note impairment charge on work performed by a subsequent plan processor. Consistent with past practice, this is included as a non-GAAP adjustment as this is not considered a part of our core business operations.

During the three months ended June 30, 2021, we exclude the gain on the sale of our Coinbase investment as such transactions are not considered a part of our core business operations.
Effective during the six months ended June 30, 2021, we exclude net income from our unconsolidated equity method investees for purposes of calculating non-GAAP measures, and have retroactively restated the prior year period for comparability purposes. As of June 30, 2021, this adjustment includes our share of net income from OCC and BondLink, and as of June 30, 2020, it included only OCC. Similar to the treatment of our investment in OCC, following the expected merger between Bakkt and VIH, we plan to exclude our equity method investment in Bakkt. This is consistent with how we treat changes in the fair value of our equity investments. We believe these adjustments provide greater clarity of our performance given that equity investments are non-cash and not a part of our core operations.
The income tax effects relating to all non-GAAP adjustments above are included as non-GAAP adjustments. We also include non-GAAP adjustments for deferred tax adjustments on acquisition-related intangibles. The deferred tax adjustments of $197 million and $196 million for the six months and three months ended June 30, 2021, respectively, relate primarily to future U.K. corporate income tax rate increase. The deferred tax adjustments of ($10 million) and ($9 million) for the six and three months ending June 30, 2020, respectively, were due to U.S. state apportionment changes.
For additional information on these items, refer to our consolidated financial statements included in this Quarterly Report and “—Consolidated Operating Expenses”, above.
Contractual Obligations and Commercial Commitments
During the six months ended June 30, 2021, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K.
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
New and Recently Adopted Accounting Pronouncements
During the six months ended June 30, 2021, there were no significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 of our 2020 Form 10-K.
Critical Accounting Policies
During the six months ended June 30, 2021, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K.
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
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term restricted cash and cash equivalents, short-term and long-term investments and indebtedness. As of both June 30, 2021 and December 31, 2020, our cash and cash equivalents, short-term and long-term restricted cash and cash equivalents and short-term and long-term investments were $2.1 billion of which $247 million and $245 million, respectively, were denominated in pounds sterling, euros or Canadian dollars, and the remaining amounts are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical 50% decrease in short-term interest rates would have an immaterial impact on our annual pre-tax earnings as of June 30, 2021, assuming no change in the amount or composition of our cash and cash equivalents and short-term and long-term restricted cash and cash equivalents.
As of June 30, 2021, we had $14.5 billion in outstanding debt, of which $12.9 billion relates to our fixed rate senior notes. The remaining amount outstanding of $1.6 billion relates to $308 million outstanding under our Commercial Paper Program and $1.2 billion of floating rate senior notes, each of which bear interest at fluctuating rates, and $10 million under credit lines at our India subsidiaries. A hypothetical 100 basis point increase in short-term interest rates relating to the amounts of floating rate debt outstanding as of June 30, 2021 would decrease annual pre-tax earnings by $16 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity. See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Debt" included in this Quarterly Report.
The interest rates on our Commercial Paper Program are currently evaluated based upon current maturities and market conditions. The weighted average interest rate on our Commercial Paper Program decreased from 0.40% as of December 31, 2020 to 0.34% as of June 30, 2021. The effective interest rate of commercial paper issuances will continue to fluctuate based on the movement in short-term interest rates along with shifts in supply and demand within the commercial paper market.
Foreign Currency Exchange Rate Risk
As an international business, we are subject to foreign currency exchange rate risk. We may experience gains or losses from foreign currency transactions in the future given that a significant part of our assets and liabilities are recorded in pounds sterling, Canadian dollars or euros, and a significant portion of our revenues and expenses are recorded in pounds sterling or euros. Certain assets, liabilities, revenues and expenses of foreign subsidiaries are denominated in the local functional currency of such subsidiaries. Our exposure to foreign denominated earnings for the six months and three months ended June 30, 2021 and 2020 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Six Months Ended June 30, 2021		Three Months Ended June 30, 2021		Six Months Ended June 30, 2020		Three Months Ended June 30, 2020
	Pound Sterling	Euro	Pound Sterling	Euro	Pound Sterling	Euro	Pound Sterling	Euro
Average exchange rate to the U.S. dollar in the current year period	1.3889	1.2057	1.3985	1.2054	1.2603	1.1018	1.2413	1.1011
Average exchange rate to the U.S. dollar in the same period in the prior year	1.2603	1.1018	1.2413	1.1011	1.2936	1.1296	1.2851	1.1237
Average exchange rate increase (decrease)	10%	9%	13%	9%	(3)%	(2)%	(3)%	(2)%
Foreign denominated percentage of:
Revenues, less transaction-based expenses	7%	6%	6%	6%	8%	6%	7%	6%
Operating expenses	8%	2%	8%	2%	10%	2%	9%	2%
Operating income	5%	10%	4%	10%	6%	9%	4%	9%
Impact of the currency fluctuations (1) on:
Revenues, less transaction-based expenses	$21	$17	$12	$8	$(5)	$(5)	$(3)	$(2)
Operating expenses	$13	$3	$8	$1	$(3)	$(1)	$(2)	$—
Operating income	$8	$14	$4	$7	$(2)	$(4)	$(1)	$(2)

(1)    Represents the impact of currency fluctuation for the six months and three months ended June 30, 2021 and 2020 compared to the same periods in the prior year
We have a significant part of our assets, liabilities, revenues and expenses recorded in pounds sterling or euros. For the six months and three months ended June 30, 2021, 13% and 12%, respectively, of our consolidated revenues, less transaction-based expenses were denominated in pounds sterling or euros and for both the six months and three months ended June 30, 2021 and 10% of our consolidated operating expenses were denominated in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.
Foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables occurs through our operations, which are received in or paid in pounds sterling, Canadian dollars, or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We incurred foreign currency transaction gains/(losses) of ($9 million) and $1 million for the six months ended June 30, 2021 and 2020, respectively, and ($3 million) for both the three months ended June 30, 2021 and 2020, inclusive of the impact of foreign currency transactions. The foreign currency transaction gains/(losses) were primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. A 10% adverse change in the underlying foreign currency exchange rates as of June 30, 2021, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity, would result in a foreign currency transaction loss of $16 million.
We entered into foreign currency hedging transactions during the six months and three months ended June 30, 2021 and 2020 as economic hedges to help mitigate a portion of our foreign exchange risk exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. Although we may enter into additional hedging transactions in the future, these hedging arrangements may not be effective, particularly in the event of imprecise forecasts of the levels of our non-U.S. denominated assets and liabilities.
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

	As of June 30, 2021
	Position in pounds sterling	Position in Canadian dollars		Position in euros
Assets	£747	C$	1,613	€212
of which goodwill represents	578	401		92
Liabilities	91	1,204		55
Net currency position	£656	C$	409	€157
Net currency position, in $USD	$906		$330	$185
Negative impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$91		$33	$19
Foreign currency translation adjustments are included as a component of accumulated other comprehensive income/(loss) within our balance sheet. See the tables below for the portion of equity attributable to foreign currency translation adjustments as well as the activity for the six months and three months ended June 30, 2021 included within our statement of other comprehensive income. The impact of the foreign currency exchange rate differences in the tables below were primarily driven by fluctuations of the pound sterling as compared to the U.S. dollar which were 1.3831, 1.3782 and 1.3665 as of June 30, 2021, March 31, 2021 and December 31, 2020, respectively, and by fluctuations of the euro as compared to the U.S. dollar which were 1.1857, 1.1731 and 1.2216 as of June 30, 2021, March 31, 2021 and December 31, 2020, respectively.

Changes in Accumulated Other Comprehensive Income/(Loss) from Foreign Currency Translation Adjustments (in millions)
Balance, as of December 31, 2020	$(134)
Net current period other comprehensive income/(loss)	17
Balance, as of June 30, 2021	$(117)

Changes in Accumulated Other Comprehensive Income/(Loss) from Foreign Currency Translation Adjustments (in millions)
Balance, as of March 31, 2021	$(127)
Net current period other comprehensive income/(loss)	10
Balance, as of June 30, 2021	$(117)
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
Clearing House Cash Deposit Risks
The ICE Clearing Houses hold material amounts of clearing member cash and cash equivalent deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. Refer to Note 13 to our consolidated financial statements for more information on the ICE Clearing Houses' cash and cash equivalent deposits, which were $92.1 billion as of June 30, 2021. While we seek to achieve a reasonable rate of return which may generate interest income for our clearing members, we are primarily concerned with preservation of capital and managing the risks associated with these deposits. As the ICE Clearing Houses may pass on interest revenues (minus costs) to the clearing members, this could include negative or reduced yield due to market conditions. For a summary of the risks associated with these deposits and how these risks are mitigated, see Part II, Item 7(A) “Quantitative and Qualitative Disclosures About Market Risk” in our 2020 Form 10-K.
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
ITEM 1(A).     RISK FACTORS
During the six months ended June 30, 2021, there were no significant new risk factors from those disclosed in Part I, Item 1A, "Risk Factors" in our 2020 Form 10-K. In addition to the other information set forth in this Quarterly Report, including the information in the "- Regulation" section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the factors discussed under “Risk Factors” and the regulation discussion under “Business - Regulation” in our 2020 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our 2020 Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business.
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
Employment Agreement dated as of May 15, 2021 between Intercontinental Exchange Holdings, Inc. and Warren Gardiner (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.'s Amendment No. 1 to the Current Report on Form 8-K filed with the SEC on May 20, 2021, File No. 001-36198).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	—	Section 1350 Certification of Chief Executive Officer.

32.2	—	Section 1350 Certification of Chief Financial Officer.

101	—
The following materials from Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	—	The cover page from Intercontinental Exchange, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL.

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

Intercontinental Exchange, Inc. (Registrant)

Date: July 29, 2021	By:	/s/ A. Warren Gardiner
A. Warren Gardiner
Chief Financial Officer
(Principal Financial Officer)