Form 10-Q
period 2021-09-30
Intercontinental Exchange, Inc.
filed 2021-10-28
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☑
As of October 25, 2021, the number of shares of the registrant’s Common Stock outstanding was 563,404,336 shares.

INTERCONTINENTAL EXCHANGE, INC.
Form 10-Q
Quarterly Period Ended September 30, 2021

PART I. Financial Statements
Item 1.    Consolidated Financial Statements (Unaudited)

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)

	As of	As of December 31, 2020
	September 30, 2021
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$618	$583
Short-term restricted cash and cash equivalents	1,045	1,000
Customer accounts receivable, net of allowance for doubtful accounts of $23 and $27 at September 30, 2021 and December 31, 2020, respectively	1,327	1,230
Margin deposits, guaranty funds and delivery contracts receivable	108,698	84,083
Prepaid expenses and other current assets	1,032	323
Total current assets	112,720	87,219
Property and equipment, net	1,723	1,713
Other non-current assets:
Goodwill	21,309	21,291
Other intangible assets, net	13,928	14,408
Long-term restricted cash and cash equivalents	398	408
Other non-current assets	584	1,161
Total other non-current assets	36,219	37,268
Total assets	$150,662	$126,200

Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$696	$639
Section 31 fees payable	14	207
Accrued salaries and benefits	275	346
Deferred revenue	322	158
Short-term debt	1,831	2,411
Margin deposits, guaranty funds and delivery contracts payable	108,698	84,083
Other current liabilities	196	155
Total current liabilities	112,032	87,999
Non-current liabilities:
Non-current deferred tax liability, net	3,689	3,563
Long-term debt	12,394	14,126
Accrued employee benefits	200	206
Non-current operating lease liability	274	320
Other non-current liabilities	394	359
Total non-current liabilities	16,951	18,574
Total liabilities	128,983	106,573
Commitments and contingencies
Redeemable non-controlling interest in consolidated subsidiaries	87	93

Equity:
Intercontinental Exchange, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 1,500 shares authorized; 631 and 629 issued at September 30, 2021 and December 31, 2020, respectively, and 562 and 561 shares outstanding at September 30, 2021 and December 31, 2020, respectively	6	6
Treasury stock, at cost; 69 shares at September 30, 2021 and 68 shares at December 31, 2020	(5,269)	(5,200)
Additional paid-in capital	14,019	13,845
Retained earnings	13,009	11,039
Accumulated other comprehensive loss	(206)	(192)
Total Intercontinental Exchange, Inc. stockholders’ equity	21,559	19,498
Non-controlling interest in consolidated subsidiaries	33	36
Total equity	21,592	19,534
Total liabilities and equity	$150,662	$126,200

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Exchanges	$4,376	$4,406	$1,434	$1,337
Fixed income and data services	1,403	1,360	477	450
Mortgage technology	1,061	245	366	143
Total revenues	6,840	6,011	2,277	1,930
Transaction-based expenses:
Section 31 fees	204	465	38	145
Cash liquidity payments, routing and clearing	1,330	1,181	437	374
Total revenues, less transaction-based expenses	5,306	4,365	1,802	1,411
Operating expenses:
Compensation and benefits	1,093	849	374	298
Professional services	124	100	43	37
Acquisition-related transaction and integration costs	42	90	14	76
Technology and communication	495	388	168	131
Rent and occupancy	61	59	20	19
Selling, general and administrative	163	132	52	43
Depreciation and amortization	759	494	253	180
Total operating expenses	2,737	2,112	924	784
Operating income	2,569	2,253	878	627
Other income (expense):
Interest income	—	9	—	1
Interest expense	(321)	(245)	(108)	(89)
Other income, net	1,341	75	54	44
Other income (expense), net	1,020	(161)	(54)	(44)
Income before income tax expense	3,589	2,092	824	583
Income tax expense	1,049	512	187	189
Net income	$2,540	$1,580	$637	$394
Net income attributable to non-controlling interest	(9)	(17)	(4)	(4)
Net income attributable to Intercontinental Exchange, Inc.	$2,531	$1,563	$633	$390
Earnings per share attributable to Intercontinental Exchange, Inc. common stockholders:
Basic	$4.50	$2.85	$1.12	$0.71
Diluted	$4.48	$2.83	$1.12	$0.71
Weighted average common shares outstanding:
Basic	563	549	563	548
Diluted	565	552	566	551

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Net income	$2,540	$1,580	$637	$394
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax benefit of $1 for both the nine and three months ended September 30, 2021 and tax expense of $1 for both the nine and three months ended September 30, 2020	(15)	(30)	(32)	48
Change in equity method investment	1	—	—	—
Other comprehensive income (loss)	(14)	(30)	(32)	48
Comprehensive income	$2,526	$1,550	$605	$442
Comprehensive income attributable to non-controlling interest	(9)	(17)	(4)	(4)
Comprehensive income attributable to Intercontinental Exchange, Inc.	$2,517	$1,533	$601	$438

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Value	Shares	Value
Balance, as of December 31, 2020	629	$6	(68)	$(5,200)	$13,845	$11,039	$(192)	$36	$19,534	$93
Other comprehensive income	—	—	—	—	—	—	(14)	—	(14)	—
Exercise of common stock options	—	—	—	—	10	—	—	—	10	—
Payments relating to treasury shares	—	—	(1)	(69)	—	—	—	—	(69)	—
Stock-based compensation	—	—	—	—	122	—	—	—	122	3
Issuance under the employee stock purchase plan	—	—	—	—	42	—	—	—	42	—
Issuance of restricted stock	2	—	—	—	—	—	—	—	—	—
Distributions of profits	—	—	—	—	—	—	—	(21)	(21)	—
Dividends paid to stockholders	—	—	—	—	—	(561)	—	—	(561)	—
Net income (loss) attributable to non-controlling interest	—	—	—	—	—	(9)	—	18	9	(9)
Net income	—	—	—	—	—	2,540	—	—	2,540	—
Balance, as of September 30, 2021	631	$6	(69)	$(5,269)	$14,019	$13,009	$(206)	$33	$21,592	$87

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Value	Shares	Value
Balance, as of June 30, 2021	631	$6	(68)	$(5,267)	$13,952	$12,563	$(174)	$36	$21,116	$89
Other comprehensive income	—	—	—	—	—	—	(32)	—	(32)	—
Exercise of common stock options	—	—	—	—	2	—	—	—	2	—
Payments relating to treasury shares	—	—	(1)	(2)	—	—	—	—	(2)	—
Stock-based compensation	—	—	—	—	41	—	—	—	41	1
Issuance under the employee stock purchase plan	—	—	—	—	24	—	—	—	24	—
Distributions of profits								(10)	(10)
Dividends paid to stockholders	—	—	—	—	—	(187)	—	—	(187)	—
Net income (loss) attributable to non-controlling interest	—	—	—	—	—	(4)	—	7	3	(3)
Net income	—	—	—	—	—	637	—	—	637	—
Balance, as of September 30, 2021	631	$6	(69)	$(5,269)	$14,019	$13,009	$(206)	$33	$21,592	$87

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest — (Continued)
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Value	Shares	Value
Balance, as of December 31, 2019	607	$6	(53)	$(3,879)	$11,742	$9,629	$(243)	$31	$17,286	$78
Impact of adoption of ASU 2016-13, net of tax	—	—	—	—	—	(10)	—	—	(10)	—
Other comprehensive loss	—	—	—	—	—	—	(30)	—	(30)	—
Stock consideration issued for acquisition	18	—	—	—	1,895				1,895
Exercise of common stock options	1	—	—	—	26	—	—	—	26	—
Repurchases of common stock	—	—	(14)	(1,247)	—	—	—	—	(1,247)	—
Payments relating to treasury shares	—	—	—	(72)	—	—	—	—	(72)	—
Stock-based compensation	—	—	—	—	105	—	—	—	105	9
Issuance under the employee stock purchase plan	—	—	—	—	33	—	—	—	33	—
Warrants issued to minority interest holders	—	—	—	—	3	—	—	—	3	2
Issuance of restricted stock	2	—	—	—	—	—	—	—	—	—
Distributions of profits	—	—	—	—	—	—	—	(31)	(31)	—
Dividends paid to stockholders	—	—	—	—	—	(500)	—	—	(500)	—
Redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	10
Issuance of non-controlling interest	—	—	—	—	—	—	—	9	9	—
Net income (loss) attributable to non-controlling interest	—	—	—	—	—	(17)	—	22	5	(5)
Net income	—	—	—	—	—	1,580	—	—	1,580	—
Balance, as of September 30, 2020	628	$6	(67)	$(5,198)	$13,804	$10,682	$(273)	$31	$19,052	$94

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Value	Shares	Value
Balance, as of June 30, 2020	609	$6	(65)	$(5,050)	$11,856	$10,462	$(321)	$41	$16,994	$95
Other comprehensive income	—	—	—	—	—	—	48	—	48	—
Stock consideration issued for acquisition	18	—	—	—	1,895	—	—	—	1,895	—
Exercise of common stock options	1	—	—	—	4	—	—	—	4	—
Repurchases of common stock	—	—	(2)	(148)	—	—	—	—	(148)	—
Stock-based compensation	—	—	—	—	32	—	—	—	32	1
Issuance under the employee stock purchase plan	—	—	—	—	17	—	—	—	17	—
Distributions of profits	—	—	—	—	—	—	—	(16)	(16)	—
Dividends paid to stockholders	—	—	—	—	—	(170)	—	—	(170)	—
Net income (loss) attributable to non-controlling interest	—	—	—	—	—	(4)	—	6	2	(2)
Net income	—	—	—	—	—	394	—	—	394	—
Balance, as of September 30, 2020	628	$6	(67)	$(5,198)	$13,804	$10,682	$(273)	$31	$19,052	$94

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net income	$2,540	$1,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	759	494
Stock-based compensation	112	105
Deferred taxes	134	67
Gain on sale of Coinbase investment	(1,227)	—
Gain on equity investments	(34)	—
Other	(6)	(48)
Changes in assets and liabilities:
Customer accounts receivable	(109)	(228)
Other current and non-current assets	(63)	(43)
Section 31 fees payable	(193)	(85)
Deferred revenue	163	120
Other current and non-current liabilities	54	(147)
Total adjustments	(410)	235
Net cash provided by operating activities	2,130	1,815

Investing activities:
Capital expenditures	(117)	(114)
Capitalized software development costs	(211)	(154)
Cash paid for acquisitions, net of cash acquired	(10)	(9,439)
Purchase of equity method investment	(23)	—
Proceeds from the sale of Coinbase investment	1,237	—
Other	(4)	5
Net cash provided by/(used in) investing activities	872	(9,702)

Financing activities:
Proceeds from debt facilities, net	—	9,606
Repayments of debt facilities	(1,248)	(1,258)
Proceeds from/(redemption of) commercial paper, net	(1,081)	1,149
Repurchases of common stock	—	(1,247)
Dividends to stockholders	(561)	(500)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(69)	(72)
Other	31	31
Net cash provided by/(used in) financing activities	(2,928)	7,709
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(4)	1
Net increase/(decrease) in cash, cash equivalents, and restricted cash and cash equivalents	70	(177)
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	1,991	2,188
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$2,061	$2,011

Supplemental cash flow disclosure:
Common stock issued for acquisition	$—	$1,895
Cash paid for income taxes	$809	$558
Cash paid for interest	$329	$209

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
We operate marketplaces, technology and provide data services in the U.S., United Kingdom, or U.K., European Union, or EU, Canada, Asia Pacific and the Middle East.

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
Preparing financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the amounts that are reported in our consolidated financial statements and accompanying disclosures. Actual amounts could differ from those estimates. The results of operations for the nine and three months ended September 30, 2021 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
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
We previously operated and presented our results as two reportable business segments. Effective October 1, 2020, we changed our internal financial reporting and the captions in which we present revenue in our financial statements because we determined that a change in reportable segments had occurred (Note 16). As of September 30, 2021, our business is conducted through three reportable business segments: our Exchanges segment, our Fixed Income and Data Services segment, and our Mortgage Technology segment. Prior periods have been restated to reflect this change. The majority of our identifiable assets are located in the U.S and U.K.
Recently Adopted Accounting Pronouncements
During the nine months ended September 30, 2021, there were no significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020, or the Form 10-K.

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
The purchase price has been allocated to the net tangible and identifiable intangible assets and liabilities based on the respective estimated fair values on the date of acquisition, as determined with the assistance of a third-party valuation specialist. The excess of purchase price over the net tangible and identifiable intangible assets has been recorded as goodwill. Goodwill represents potential revenue synergies related to new product development, various expense synergies and opportunities to enter new markets. The purchase price allocation is as follows (in millions):

Purchase Price Allocation
Cash and cash equivalents	$335
Property and equipment	125
Goodwill	7,731
Identifiable intangibles	4,442
Other assets and liabilities, net	48
Deferred tax liabilities on identifiable intangibles	(1,253)
Total purchase price allocation	$11,428

In performing the purchase price allocation, we considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of the Ellie Mae business.
The following table sets forth the components of the intangible assets associated with the acquisition as of September 30, 2021 (in millions, except years):

	Acquisition-Date Fair Value	Accumulated Amortization	Net Book Value	Useful Life (Years)
Customer relationships	$3,136	$(174)	$2,962	10 to 20
Backlog	300	(64)	236	5
Trademark/Tradenames	200	(12)	188	5 to 20
Developed Technology	739	(118)	621	7
In-process Research & Development	67	—	67	N/A
Total	$4,442	$(368)	$4,074

The financial information in the table below summarizes the combined results of operations of ICE and Ellie Mae, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented. Such unaudited pro forma financial information is based on the historical financial statements of ICE and Ellie Mae. This unaudited pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such unaudited pro forma information, including, without limitation, purchase accounting adjustments, interest expense on debt issued to finance the purchase price, acquisition-related transaction costs, the removal of historical Ellie Mae intangible asset amortization and the addition of intangible asset amortization related to this acquisition. The unaudited pro forma financial information does not reflect any synergies or operating cost reductions that have been and may be achieved from the combined operations. The unaudited pro forma financial information combines the historical results for us and Ellie Mae for the nine and three months ended September 30, 2020 in the following table (in millions).

	Nine Months Ended September 30, 2020	Three Months Ended September 30, 2020
Total revenues, less transaction-based expenses	$4,973	$1,611
Net income attributable to ICE	$1,638	$497
Transaction-based expenses included within revenues, less transaction-based expenses in the table above, were not impacted by pro forma adjustments and agree to the amounts presented historically in our consolidated income statements as they relate solely to ICE and not to Ellie Mae.
Bakkt Transaction
On October 15, 2021, Bakkt Holdings, LLC, or Bakkt, completed its merger with VPC Impact Acquisition Holdings, or VIH, a special purpose acquisition company sponsored by Victory Park Capital, or VPC.
The business combination between Bakkt and VIH results in an enterprise value of approximately $2.1 billion, including approximately $479 million of cash on the combined company’s balance sheet, reflecting a contribution of approximately $123 million of cash held in VIH’s trust account, a $325 million concurrent private investment in public equity, or PIPE, of Class A common stock of the combined company, and $31 million of cash held in Bakkt accounts. The PIPE was priced at $10.00 per share and included a $47 million commitment from us. The newly combined company has been renamed Bakkt Holdings, Inc. and is listed on the New York Stock Exchange, or NYSE.
As part of the transaction, Bakkt’s existing equity holders and management rolled 100% of their equity into the combined company, and are subject to a six-month lockup period. Certain shareholders of VIH exercised their redemption rights, and at closing, Bakkt equity holders, including ICE, owned approximately 81% of the combined company, VIH’s public shareholders owned approximately 5%, VPC owned 2%, and PIPE investors (a group that also includes us) owned approximately 12% of the issued and outstanding common stock of the combined company.
Following the transaction, we continue to maintain an approximately 68% economic interest and a minority voting interest in the combined company. Prior to the closing, Bakkt revenues and operating expenses were reported within our consolidated revenues and operating expenses. Following the closing, as a consequence of holding a minority voting interest in the combined company, during the fourth quarter of 2021 we expect to deconsolidate Bakkt and treat it as an equity method investment within our financial statements. As of September 30, 2021, we fully consolidated Bakkt and did not apply accounting treatment under the "held for sale" guidance as conditional shareholder approvals had not been achieved as of that date. We expect to record a pre-tax gain on the transaction of approximately $1.3 billion during the fourth quarter of 2021, which will be included in other non-operating income within our consolidated income statement.

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
A reconciliation of the beginning and ending amount of allowance for doubtful accounts is as follows for the nine months ended September 30, 2021 (in millions):

Allowance for Doubtful Accounts
Beginning balance as of December 31, 2020	$27
Bad debt expense	10
Charge-offs	(14)
Ending balance as of September 30, 2021	$23
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
Investment in OCC
We own a 40% interest in the Options Clearing Corporation, or OCC, through a direct investment by the NYSE and which is regulated by the SEC and the Commodity Futures Trading Commission, or CFTC, that we treat as an equity method investment. OCC is included in other non-current assets in the accompanying consolidated balance sheet. We recognized $42 million and $84 million during the nine months ended September 30, 2021 and 2020, respectively, and $8 million and $49 million during the three months ended September 30, 2021 and 2020, respectively, of equity earnings as our share of OCC's estimated profits, which is included in other income. Included within the amount recognized during the nine months ended September 30, 2021 is a $16 million earnings adjustment to reflect higher than reported 2020 net income than originally estimated by OCC. Similarly, included within the amount recognized during the nine months ended September 30, 2020 is a $7 million earnings adjustment to reflect higher than reported 2019 net income than originally estimated. Included within the amount recognized during the three months ended September 30, 2020 is a $36 million earnings adjustment to reflect higher than reported 2020 net income than originally estimated.
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

Investment in Euroclear
We own a 9.8% stake in Euroclear as of September 30, 2021 that we originally purchased for $631 million, and we participate on the Euroclear Board of Directors. Euroclear is a provider of post-trade services, including settlement, central securities depositories and related services for cross-border transactions across asset classes. We classify our investment in Euroclear as equity investment.
During the three months ended September 30, 2021, we became aware of an observable price change in orderly transactions of similar Euroclear investments by a third party. The transactions resulted in a fair value adjustment of our Euroclear investment, and we recorded a gain of $34 million in other income, including the impact of foreign currency translation.
During the second quarter of 2021, we began to explore a sale of our equity investment in Euroclear, and as a result, we reclassified the carrying value of our Euroclear investment at that time, from other non-current assets to other current assets within our accompanying consolidated balance sheet. As of September 30, 2021, the adjusted fair value of our Euroclear investment in other current assets is $701 million. On October 18, 2021, we announced that we had reached an agreement to sell our entire 9.8% stake in Euroclear for €709 million ($821 million based on the euro/U.S. dollar exchange rate of 1.1578 as of September 30, 2021). The sale is subject to customary closing conditions and regulatory approval.
Additionally, we recognized dividend income of $60 million and $30 million during the nine and three months ended September 30, 2021, respectively, from Euroclear, which is included in other income. As a result of a 2020 European regulation limiting dividend payments, we did not receive a Euroclear dividend in 2020, but have now received two dividend payments during the nine months ended September 30, 2021.

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

The following table depicts the disaggregation of our revenue according to business line and segment (in millions). Amounts here have been aggregated as they follow consistent revenue recognition patterns, and are consistent with the segment information in Note 16:

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Nine Months Ended September 30, 2021:
Total revenues	$4,376	$1,403	$1,061	$6,840
Transaction-based expenses	1,534	—	—	1,534
Total revenues, less transaction-based expenses	$2,842	$1,403	$1,061	$5,306

Timing of Revenue Recognition
Services transferred at a point in time	$1,590	$162	$631	$2,383
Services transferred over time	1,252	1,241	430	2,923
Total revenues, less transaction-based expenses	$2,842	$1,403	$1,061	$5,306

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Nine Months Ended September 30, 2020:
Total revenues	$4,406	$1,360	$245	$6,011
Transaction-based expenses	1,646	—	—	1,646
Total revenues, less transaction-based expenses	$2,760	$1,360	$245	$4,365

Timing of Revenue Recognition
Services transferred at a point in time	$1,571	$199	$207	$1,977
Services transferred over time	1,189	1,161	38	2,388
Total revenues, less transaction-based expenses	$2,760	$1,360	$245	$4,365

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Three Months Ended September 30, 2021:
Total revenues	$1,434	$477	$366	$2,277
Transaction-based expenses	475	—	—	475
Total revenues, less transaction-based expenses	$959	$477	$366	$1,802

Timing of Revenue Recognition
Services transferred at a point in time	$534	$55	$214	$803
Services transferred over time	425	422	152	999
Total revenues, less transaction-based expenses	$959	$477	$366	$1,802

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Three Months Ended September 30, 2020:
Total revenues	$1,337	$450	$143	$1,930
Transaction-based expenses	519	—	—	519
Total revenues, less transaction-based expenses	$818	$450	$143	$1,411

Timing of Revenue Recognition
Services transferred at a point in time	$429	$55	$109	$593
Services transferred over time	389	395	34	818
Total revenues, less transaction-based expenses	$818	$450	$143	$1,411
The Exchanges segment revenues above include $623 million and $589 million of data services revenues for the nine months ended September 30, 2021 and 2020, respectively, and $208 million and $201 million during the three months ended September 30, 2021 and 2020, respectively. Fixed Income and Data Services segment revenues above include $1.2 billion and $1.1 billion of data services revenues for the nine months ended September 30, 2021 and 2020, respectively, and $414 million and $388 million during the three months ended September 30, 2021 and 2020, respectively. Our data services revenues are transferred over time, and a majority of those revenues are performed over a short period of time of one month or less and relate to subscription-based data services billed monthly, quarterly or annually in advance. These revenues are recognized ratably over time as our data delivery performance obligations are met consistently throughout the period.
The Exchanges segment revenues above also include $356 million and $334 million for the nine months ended September 30, 2021 and 2020, respectively, and $123 million and $111 million during the three months ended September 30, 2021 and 2020, respectively, of services transferred over time related to listings, as well as $190 million and $186 million for the nine months ended September 30, 2021 and 2020, respectively, and $65 million and $50 million during the three months ended September 30, 2021 and 2020, respectively, for services transferred over time related to risk management of open interest performance obligations. In addition, the Exchanges segment revenues include $83 million and $80 million for the nine months ended September 30, 2021 and 2020, respectively, and $29 million and $27 million during the three months ended September 30, 2021 and 2020, respectively, of services transferred over time related to regulatory fees, trading permits, and software licenses.
The Fixed Income and Data Services segment revenues above also include $21 million and $23 million for the nine months ended September 30, 2021 and 2020, respectively, and $8 million and $7 million during the three months ended September 30, 2021 and 2020, respectively, for services transferred over time related to risk management of open interest performance obligations, primarily in our CDS business.
The Mortgage Technology segment revenues above include $26 million of professional services revenues for the nine months ended September 30, 2021 and $9 million during the three months ended September 30, 2021, for services transferred over time. The remaining Mortgage Technology segment revenues transferred over time in the table above primarily relate to our origination technology revenue where performance obligations consist of a series of distinct services and are recognized over the contract terms as subscription performance obligations are satisfied. Contracts generally range from one year to five years.

7. Goodwill and Other Intangible Assets
The following is a summary of the activity in the goodwill balance for the nine months ended September 30, 2021 (in millions):

Goodwill balance at December 31, 2020	$21,291
Acquisitions	3
Foreign currency translation	(7)
Other activity, net	22
Goodwill balance at September 30, 2021	$21,309

The following is a summary of the activity in the other intangible assets balance for the nine months ended September 30, 2021 (in millions):

Other intangible assets balance at December 31, 2020	$14,408
Acquisitions	8
Foreign currency translation	(8)
Amortization of other intangible assets	(469)
Other activity, net	(11)
Other intangible assets balance at September 30, 2021	$13,928
Foreign currency translation adjustments result from a portion of our goodwill and other intangible assets being held at our U.K., EU and Canadian subsidiaries, whose functional currencies are not the U.S. dollar. The change in other activity, net, primarily relates to adjustments to the fair value of the net tangible and intangible assets made within one year of acquisitions, with a corresponding adjustment to goodwill. We have performed an analysis of impairment indicators and did not recognize any impairment losses on goodwill or other intangible assets during the nine and three months ended September 30, 2021.

8. Deferred Revenue
Our contract liabilities, or deferred revenue, represent consideration received that is yet to be recognized as revenue. Total deferred revenue was $422 million as of September 30, 2021, including $322 million in current deferred revenue and $100 million in other non-current liabilities. The changes in our deferred revenue during the nine months ended September 30, 2021 are as follows (in millions):

	Annual Listings Revenues	Original Listings Revenues	Other Listings Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at December 31, 2020	$—	$13	$92	$95	$59	$259
Additions	397	26	42	352	60	877
Amortization	(301)	(24)	(31)	(319)	(39)	(714)
Deferred revenue balance at September 30, 2021	$96	$15	$103	$128	$80	$422

The changes in our deferred revenue during the nine months ended September 30, 2020 are as follows (in millions):

	Annual Listings Revenues	Original Listings Revenues	Other Listings Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at December 31, 2019	$—	$19	$94	$88	$—	$201
Additions	384	9	34	367	25	819
Amortization	(288)	(15)	(31)	(326)	—	(660)
Deferred revenue balance at September 30, 2020	$96	$13	$97	$129	$25	$360
Included in the amortization recognized during the nine months ended September 30, 2021 is $128 million related to the deferred revenue balance as of December 31, 2020. Included in the amortization recognized for the nine months ended September 30, 2020 is $92 million related to the deferred revenue balance as of December 31, 2019. As of September 30, 2021, the remaining deferred revenue balance will be recognized over the period of time we satisfy our performance obligations as described in Note 6.

9. Debt
Our total debt, including short-term and long-term debt, consisted of the following as of September 30, 2021 and December 31, 2020 (in millions):

	As of September 30, 2021	As of December 31, 2020
Debt:
Short-term debt:
Commercial Paper	$1,324	$2,405
2022 Senior Notes (2.35% senior unsecured notes due September 15, 2022)	499	—
Other short-term debt	8	6
Total short-term debt	1,831	2,411
Long-term debt:
2022 Senior Notes (2.35% senior unsecured notes due September 15, 2022)	—	498
2023 Senior Notes (floating rate senior unsecured notes due June 15, 2023)	—	1,244
2023 Senior Notes (0.70% senior unsecured notes due June 15, 2023)	996	995
2023 Senior Notes (3.45% senior unsecured notes due September 21, 2023)	399	398
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	797	796
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,246	1,245
2027 Senior Notes (3.10% senior unsecured notes due September 15, 2027)	497	496
2028 Senior Notes (3.75% senior unsecured notes due September 21, 2028)	593	593
2030 Senior Notes (2.10% senior unsecured notes due June 15, 2030)	1,233	1,232
2032 Senior Notes (1.85% senior unsecured notes due September 15, 2032)	1,483	1,481
2040 Senior Notes (2.65% senior unsecured notes due September 15, 2040)	1,230	1,229
2048 Senior Notes (4.25% senior unsecured notes due September 21, 2048)	1,230	1,230
2050 Senior Notes (3.00% senior unsecured notes due June 15, 2050)	1,220	1,219
2060 Senior Notes (3.00% senior unsecured notes due September 15, 2060)	1,470	1,470
Total long-term debt	12,394	14,126
Total debt	$14,225	$16,537
Our fixed rate senior notes of $12.9 billion have a weighted average maturity of 15 years and a weighted average cost of 3.0% per annum.
During the three months ended September 30, 2021, we used the proceeds from commercial paper issuances and cash on hand to fund the redemption of $1.25 billion aggregate principal amount of senior floating rate notes due in June 2023, or the Floating Rate Notes. We delivered a notice of redemption of the Floating Rate Notes to Wells Fargo Bank, National Association, as trustee, under the indenture governing the Floating Rate Notes, which was delivered to the holders of the Floating Rate Notes on September 17, 2021, and they were subsequently redeemed on September 27, 2021. In connection with this redemption, we recorded $4 million in accelerated unamortized deferred loan costs, which are included in interest expense in our consolidated statements of income for the three months ended September 30, 2021.
Credit Facilities
We have a $3.8 billion senior unsecured revolving credit facility, or the Credit Facility, with a maturity date of August 21, 2025 and future capacity to increase our borrowings under the Credit Facility by an additional $625 million, subject to the consent of the lenders funding the increase and certain other conditions. No amounts were outstanding under the Credit Facility as of September 30, 2021. On October 15, 2021, we agreed with the lenders to extend the maturity date of the Credit Facility to October 15, 2026, among other items.
As of September 30, 2021, of the $3.8 billion that is currently available for borrowing under the Credit Facility, $1.3 billion is required to back-stop the amount outstanding under our U.S. dollar commercial paper program, or the Commercial Paper Program, and $172 million is required to support certain broker-dealer and other subsidiary commitments. The amount required to back-stop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $2.3 billion is available for working capital and general corporate purposes including, but not limited to, acting as a back-stop to future increases in the amounts outstanding under the Commercial Paper Program.
Our India subsidiaries maintain $20 million of credit lines for their general corporate purposes. As of September 30, 2021, they had borrowed $8 million, which is reflected as “other short-term debt” in the table above.

Commercial Paper Program
Our Commercial Paper Program is currently backed by the borrowing capacity available under the Credit Facility, as described above. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense. During the nine months ended September 30, 2021, we had net repayments of $1.1 billion under the Commercial Paper Program. We used $1.2 billion of proceeds received from the sale of our Coinbase investment to pay down the commercial paper balance.
Commercial paper notes of $1.3 billion with original maturities ranging from one to 75 days were outstanding as of September 30, 2021, with a weighted average interest rate of 0.24% per annum, and a weighted average remaining maturity of 28 days.

10. Share-Based Compensation
We currently sponsor employee and director stock option, restricted stock and employee stock purchase plans. Stock options and restricted stock are granted at the discretion of the Compensation Committee of our Board of Directors, or Board, based on the estimated fair value on the date of grant. The fair value of the stock options and restricted stock on the date of grant is recognized as expense over the vesting period, net of forfeitures. The non-cash compensation expenses recognized in our consolidated statements of income for stock options, restricted stock and under our employee stock purchase plan, net of amounts classified as capitalized software, were $112 million and $105 million for the nine months ended September 30, 2021 and 2020, respectively, and $39 million and $32 million during the three months ended September 30, 2021 and 2020, respectively. This includes the expense related to the Bakkt Incentive Units, described below.
Stock Option Plans
We use the Black-Scholes option pricing model to value our stock option awards. During the nine months ended September 30, 2021 and 2020, we used the assumptions in the table below to compute the value:

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
In February 2021, we reserved a maximum of 0.7 million restricted shares for potential issuance as performance-based restricted shares to certain of our employees. The number of shares ultimately granted under this award will be based on our actual financial performance as compared to financial performance targets set by our Board and the Compensation Committee for the year ending December 31, 2021, and will also be subject to a market condition reduction based on how our 2021 total stockholder return, or TSR, compares to that of the S&P 500 Index. The maximum compensation expense to be recognized under these performance-based restricted shares is $77 million if the maximum financial performance target is met and all 0.7 million shares vest. The compensation expense to be recognized under these performance-based restricted shares will be $38 million if the target financial performance is met, which would result in 0.4 million shares vesting. For these awards with performance conditions, we recognize expense on an accelerated basis over the three-year vesting period based on our quarterly assessment of the probable 2021 actual financial performance as compared to the 2021 financial performance targets. As of September 30, 2021, our best estimate is that the financial performance level will be above target for 2021. Based on this assessment, we recorded non-cash compensation expense of

$18 million and $9 million for the nine and three months ended September 30, 2021, respectively, related to these awards and the remaining $29 million in non-cash compensation expense will be recorded on an accelerated basis over the remaining vesting period, including $8 million which will be recorded over the remainder of 2021.
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
Bakkt Incentive Units
We sponsor the Bakkt Equity Incentive Plan under which Bakkt issues various Bakkt preferred, common and phantom, or participation, equity unit awards. These awards were made to certain employees and board members of Bakkt. The units are unvested at the issuance date, are subject to the vesting terms in the award agreements and upon vesting are converted into Bakkt equity or cash. Upon the closing of the Bakkt transaction on October 15, 2021 (Note 3), one-third of these units vested with the remaining two-thirds vesting on the first and second anniversaries of the closing.
During the nine months ended September 30, 2020, there was a $300 million capital call related to the acquisition of Bridge2 Solutions that triggered a market condition of certain of these Bakkt equity incentive awards. The market condition is based on numerous possible Bakkt transaction or event scenarios established on the original date of grant, each of which have a fixed fair market value. Over the life of these awards, we are required to estimate the most likely outcome and reflect the cumulative financial statement impact of any changes between outcomes. As a result, during the nine months ended September 30, 2020, we incurred a $10 million compensation expense related to these awards that was recorded as an acquisition-related cost.

11.      Equity
Stock Repurchase Program
In December 2019, our Board approved an aggregate of $2.4 billion for future repurchases of our common stock with no fixed expiration date that became effective on January 1, 2020. We fund repurchases from our operating cash flow or borrowings under our debt facilities or our Commercial Paper Program. Repurchases may be made from time to time on the open market, through established trading plans, in privately-negotiated transactions or otherwise, in accordance with all applicable securities laws, rules and regulations. We may begin or discontinue stock repurchases at any time and may amend or terminate a Rule 10b5-1 trading plan at any time or enter into additional plans. We discontinued stock repurchases and terminated our Rule 10b5-1 trading plan in August 2020 in connection with the Ellie Mae acquisition and had no stock repurchases during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, we repurchased 10.4 million shares of our outstanding common stock at a cost of $948 million under our Rule 10b5-1 trading plan and 3.2 million shares at a cost of $299 million on the open market during an open trading period. As of September 30, 2021, the remaining balance of Board approved funds for future repurchases is $1.2 billion. The approval of our Board for the share repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our Board may increase or decrease the amount available for repurchases from time to time.
Dividends
During the nine months ended September 30, 2021 and 2020, we declared and paid cash dividends per share of $0.99 and $0.90, respectively, for an aggregate payout of $561 million and $500 million, respectively. During the three months ended September 30, 2021 and 2020, we declared and paid cash dividends per share of $0.33 and $0.30, respectively, for an aggregate payout of $187 million and $170 million, respectively. The declaration of dividends is subject to the discretion of our Board. Our Board has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be determined quarterly by the Board or the Audit Committee, taking into account such factors as our evolving business model, prevailing business conditions, our financial results and capital requirements and other considerations which our Board deems relevant, without a predetermined annual net income payout ratio.
Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss) (in millions):

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2020	$(134)	$1	$(59)	$(192)
Other comprehensive income (loss)	(16)	2	—	(14)
Income tax benefit (expense)	1	(1)	—	—
Net current period other comprehensive income (loss)	(15)	1	—	(14)
Balance, as of September 30, 2021	$(149)	$2	$(59)	$(206)

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of June 30, 2021	$(117)	$2	$(59)	$(174)
Other comprehensive income (loss)	(33)	—	—	(33)
Income tax benefit (expense)	1	—	—	1
Net current period other comprehensive income (loss)	(32)	—	—	(32)
Balance, as of September 30, 2021	$(149)	$2	$(59)	$(206)

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2019	$(177)	$1	$(67)	$(243)
Other comprehensive income (loss)	(29)	—	—	(29)
Income tax benefit (expense)	(1)	—	—	(1)
Net current period other comprehensive income (loss)	(30)	—	—	(30)
Balance, as of September 30, 2020	$(207)	$1	$(67)	$(273)

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of June 30, 2020	$(255)	$1	$(67)	$(321)
Other comprehensive income (loss)	49	—	—	49
Income tax benefit (expense)	(1)	—	—	(1)
Net current period other comprehensive income (loss)	48	—	—	48
Balance, as of September 30, 2020	$(207)	$1	$(67)	$(273)

12. Income Taxes
Our effective tax rate was 29% and 24% for the nine months ended September 30, 2021 and 2020, respectively, and 23% and 32% during the three months ended September 30, 2021 and 2020, respectively. The effective tax rate for the nine months ended September 30, 2021 was higher than the effective tax rate for the comparable period in 2020 primarily due to the deferred income tax impact resulting from the U.K. tax law changes enacted in June 2021, which increased the U.K. corporate income tax rate from 19% to 25% effective April 1, 2023. The effective tax rate for the three months ended September 30, 2021 was lower than the effective tax rate for the comparable period in 2020 primarily due to the deferred income tax impact resulting from the U.K. tax law changes enacted in July 2020, which increased the U.K. corporate income tax rate from 17% to 19% effective April 1, 2020.
On March 11, 2021, the American Rescue Plan Act, or ARPA, was signed into law. The ARPA enacted certain provisions that are relevant to corporate income tax. These provisions did not have a material impact on our income tax provision for the nine and three months ended September 30, 2021.

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
As of September 30, 2021 and December 31, 2020, the ICE Clearing Houses had received or had been pledged $195.2 billion and $154.1 billion, respectively, in cash and non-cash collateral in original margin and guaranty fund deposits to cover price movements of underlying contracts for both periods.
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
In addition, we have contributed our own capital that could be used if a defaulting Member’s original margin and guaranty fund deposits are insufficient. Such amounts are recorded as long-term restricted cash and cash equivalents in our balance sheets and are as follows (in millions):

	ICE Portion of Guaranty Fund Contribution		Default insurance
Clearing House	As of September 30, 2021	As of December 31, 2020	As of September 30, 2021	As of December 31, 2020
ICE Clear Europe	$247	$237	$75	$75
ICE Clear U.S.	83	103	25	25
ICE Clear Credit	50	50	50	50
ICE Clear Netherlands	2	2	N/A	N/A
ICE Clear Singapore	1	1	N/A	N/A
ICE NGX	15	15	100	100
Total	$398	$408	$250	$250
Of our total contribution to ICE Clear U.S. above, as of September 30, 2021, $15 million was solely applicable to any losses associated with a default in Bitcoin contracts and other digital asset contracts that ICE Clear U.S. may clear in the future. In February 2021, we decreased our contribution to ICE Clear U.S.’s guaranty fund applicable to any losses associated with a default in Bitcoin contracts and other digital asset contracts by $20 million from $35 million as of December 31, 2020. In March 2021, we increased our contribution to ICE Clear Europe's guaranty fund by $10 million in connection with the launch of ICE Futures Abu Dhabi Limited.
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
As of September 30, 2021, ICE NGX maintains a guaranty fund utilizing a $115 million letter of credit and a default insurance policy, discussed below.
Cash and Invested Deposits
We have recorded cash and invested margin deposits and amounts due in our balance sheets as current assets with corresponding current liabilities to the Members. As of September 30, 2021, our cash and invested margin deposits were as follows (in millions):

	ICE Clear Europe (1)	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$52,515	$39,977	$6,711	$—	$4	$99,207
Unsettled variation margin, net	—	—	—	357	—	357
Guaranty fund	4,286	3,373	626	—	4	8,289
Delivery contracts receivable/payable, net	—	—	—	845	—	845
Total	$56,801	$43,350	$7,337	$1,202	$8	$108,698
As of December 31, 2020, our cash and invested margin deposits were as follows (in millions):

	ICE Clear Europe (2)	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$33,726	$34,922	$7,288	$—	$12	$75,948
Unsettled variation margin, net	—	—	—	99	—	99
Guaranty fund	4,374	2,574	502	—	5	7,455
Delivery contracts receivable/payable, net	—	—	—	581	—	581
Total	$38,100	$37,496	$7,790	$680	$17	$84,083
(1) $51.6 billion and $5.2 billion is related to futures/options and CDS, respectively.
(2) $31.8 billion and $6.3 billion is related to futures/options and CDS, respectively.

Our cash and invested margin and guaranty fund deposits are maintained in accounts with national banks and highly-rated financial institutions or secured through direct investments, primarily in U.S. Treasury securities or reverse repurchase agreements with primarily overnight maturities. Due to the highly liquid nature and the short period of time to maturity, the fair values of our cash and invested deposits are determined to approximate carrying value.
To provide a tool to address the liquidity needs of our clearing houses and manage the liquidation of margin and guaranty fund deposits held in the form of cash and high quality sovereign debt, ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. have entered into Committed Repurchase Agreement Facilities, or Committed Repo. Additionally, ICE Clear Credit and ICE Clear Netherlands have entered into Committed FX Facilities to support these liquidity needs. As of September 30, 2021, the following facilities were in place:
•ICE Clear Europe: $1.0 billion in Committed Repo to finance U.S. dollar, euro and pound sterling deposits.
•ICE Clear Credit: $300 million in Committed Repo (U.S. dollar based) to finance U.S. dollar denominated sovereign debt and euro deposits, €250 million in Committed Repo (euro based) to finance euro and U.S. dollar denominated sovereign debt deposits, and €1.9 billion in Committed FX Facilities to finance euro payment obligations.
•ICE Clear U.S.: $250 million in Committed Repo to finance U.S. dollar denominated sovereign debt deposits.
•ICE Clear Netherlands: €10 million in Committed FX Facilities to finance euro payment obligations.
Details of our cash and invested deposits are as follows (in millions):

Clearing House	Investment Type	As of September 30, 2021	As of December 31, 2020
ICE Clear Europe	National Bank Account (1)	$16,216	$10,887
ICE Clear Europe	Reverse repo	28,299	23,696
ICE Clear Europe	Sovereign Debt	11,750	3,501
ICE Clear Europe	Demand deposits	536	16
ICE Clear Credit	National Bank Account	36,702	30,275
ICE Clear Credit	Reverse repo	3,937	4,520
ICE Clear Credit	Demand deposits	2,711	2,701
ICE Clear U.S.	Reverse repo	5,862	5,690
ICE Clear U.S.	Sovereign Debt	1,475	2,100
Other ICE Clearing Houses	Demand deposits	8	17
ICE NGX	Unsettled Variation Margin and Delivery Contracts Receivable/Payable	1,202	680
Total		$108,698	$84,083

(1) As of September 30, 2021, ICE Clear Europe held €11.3 billion ($13.1 billion based on the euro/U.S. dollar exchange rate of 1.1578 as of September 30, 2021) at the European Central Bank, or ECB, £2.3 billion ($3.1 billion based on the pound sterling/U.S. dollar exchange rate of 1.3474 as of September 30, 2021) at the Bank of England, or BOE, and €10 million ($12 million based on the above exchange rate) at the BOE. As of December 31, 2020, ICE Clear Europe held €6.3 billion ($7.7 billion based on the euro/U.S. dollar exchange rate of 1.2216 as of December 31, 2020) at De Nederlandsche Bank, or DNB, £2.3 billion ($3.1 billion based on the pound sterling/U.S. dollar exchange rate of 1.3665 as of December 31, 2020) at the BOE and €10 million ($12 million based on the above exchange rate) at the BOE.
Other Deposits
In addition to the cash and invested deposits above, the ICE Clearing Houses have also received other assets from Members, which include government obligations, and may include other non-cash collateral such as letters of credit at ICE NGX, or gold on rare occasions at ICE Clear Europe, to mitigate credit risk. For certain deposits, we may impose discount or “haircut” rates to ensure adequate collateral if market values fluctuate. The value-related risks and rewards of these assets remain with the Members. Any gain or loss accrues to the Member. The ICE Clearing Houses do not, in the ordinary course, rehypothecate or re-pledge these assets. These pledged assets are not reflected in our balance sheets, and are as follows (in millions):

	As of September 30, 2021
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$57,072	$7,543	$17,599	$—	$82,214
Letters of credit	—	—	—	2,696	2,696
ICE NGX cash deposits	—	—	—	611	611
Total	$57,072	$7,543	$17,599	$3,307	$85,521
Guaranty fund:
Government securities at face value	$626	$163	$241	$—	$1,030

	As of December 31, 2020
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$36,295	$9,523	$20,216	$—	$66,034
Letters of credit	—	—	—	2,329	2,329
ICE NGX cash deposits	—	—	—	405	405
Total	$36,295	$9,523	$20,216	$2,734	$68,768
Guaranty fund:
Government securities at face value	$508	$515	$250	$—	$1,273
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

Account Type	As of September 30, 2021 (In C$ millions)	As of September 30, 2021 (In $USD millions)
Daylight liquidity facility	C$300	$237
Overdraft facility	20	16
Total	C$320	$253
As of September 30, 2021, ICE NGX maintains a guaranty fund of $115 million funded by a $100 million letter of credit issued by a major Canadian chartered bank, and backed by default insurance underwritten by Export Development Canada, or EDC, a Crown corporation operated at arm’s length from the Canadian government, plus $15 million held as restricted cash to fund the first loss amount that ICE NGX is responsible for under the default insurance policy. In the event of a participant default where the Member’s collateral is depleted, the shortfall would be covered by a draw down on the letter of credit following which ICE NGX would file a claim under the default insurance to recover additional losses up to $100 million beyond the $15 million first-loss amount that ICE NGX is responsible for under the default insurance policy.
Clearing House Exposure
Each ICE Clearing House bears financial counterparty credit risk and provides a central counterparty guarantee, or performance guarantee, to its Members. To reduce their exposure, the ICE Clearing Houses have a risk management program with both initial and ongoing membership standards. Excluding the effects of original and variation margin, guaranty fund and collateral requirements and default insurance, the ICE Clearing Houses’ maximum estimated exposure for this guarantee is $172.2 billion as of September 30, 2021, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one-day movement in pricing of the underlying unsettled contracts. This value was determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than this amount.

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
SPAN Trademark Dispute
As described at greater length in Note 15 to the consolidated financial statements in Part II, Item 8 of our 2020 Form 10-K, CME Group, Inc., or CME, filed suit against two of ICE’s clearing houses (ICE Clear U.S. and ICE Clear Europe Limited) in 2018 in the U.S. District Court for the Northern District of Illinois, alleging infringement of CME’s trademark for SPAN, which is a name generally used to refer to a type of initial margining approach that assesses risk for a variety of financial instruments on a portfolio-wide basis, as well as breach of contract and counterfeiting. A bench trial was held on the matter in September 2020.
On August 17, 2021, the trial court issued findings of fact and conclusions of law, in which, among other things, the court found in favor of ICE on CME’s counterfeiting and breach of contract claims; held that ICE had a valid implied license defense for significant periods of time of the alleged infringement; and, excluding the periods to which the implied license applied, awarded CME a judgment for infringement of approximately $16 million. In October 2021, this matter was resolved.
ICE Data Pricing & Reference Data Matter
As described at greater length in Note 15 to the consolidated financial statements in Part II, Item 8 of our 2020 Form 10-K, our subsidiary ICE Data Pricing & Reference Data, LLC, or PRD, is a registered investment advisor in the business of, among other things, providing clients with evaluated pricing and other information for fixed-income securities.
Until October 1, 2020, PRD had a business practice of passing through third-party price quotes, or broker quotes, in certain fixed income securities as-is to its clients when PRD did not believe it had sufficient information to produce an evaluated price for such securities. PRD’s legacy business practices with respect to broker quotes received from a now-bankrupt entity named Live Well Financial, Inc., or Live Well, had led to assertions of liability against PRD by Live Well’s bankruptcy trustee, or the Trustee, and certain of Live Well’s financial institution creditors. As of September 30, 2021, PRD has resolved the potential claims of the Trustee and all but one of the financial institution creditors. PRD continues to deny any wrongdoing, and to the extent any unresolved assertions relating to broker quotes PRD received from Live Well become litigated matters, we plan to vigorously defend any such litigation.
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
Financial assets and liabilities recorded or disclosed at fair value in the accompanying consolidated balance sheets as of September 30, 2021 and December 31, 2020 were classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement.
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
We did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of September 30, 2021 or December 31, 2020.
We measure certain assets, such as intangible assets, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of September 30, 2021, none of our intangible assets were required to be recorded at fair value since no impairments were recorded.
We measure certain equity investments at fair value on a non-recurring basis using our policy election under ASU 2016-01. During the nine months ended September 30, 2021, we evaluated these investments and concluded that certain fair value adjustments were required under this election related to our investment in Euroclear (Note 5).
See Note 13 for the fair value considerations related to our margin deposits, guaranty funds and delivery contracts receivable.
The table below displays the fair value of our debt as of September 30, 2021. The fair values of our fixed rate notes were estimated using quoted market prices for these instruments. The fair value of our commercial paper includes a discount and other short-term debt approximates par value since the interest rates on this short-term debt approximate market rates as of September 30, 2021.

	As of September 30, 2021
	(in millions)
Debt:	Carrying Amount	Fair value
Commercial Paper	$1,324	$1,324
2022 Senior Notes (2.35% senior unsecured notes due September 15, 2022)	499	509
Other short-term debt	8	8
2023 Senior Notes (0.70% senior unsecured notes due June 15, 2023)	996	1,005
2023 Senior Notes (3.45% senior unsecured notes due September 21, 2023)	399	422
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	797	856
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,246	1,374
2027 Senior Notes (3.10% senior unsecured notes due September 15, 2027)	497	542
2028 Senior Notes (3.75% senior unsecured notes due September 21, 2028)	593	670
2030 Senior Notes (2.10% senior unsecured notes due June 15, 2030)	1,233	1,238
2032 Senior Notes (1.85% senior unsecured notes due September 15, 2032)	1,483	1,419
2040 Senior Notes (2.65% senior unsecured notes due September 15, 2040)	1,230	1,198
2048 Senior Notes (4.25% senior unsecured notes due September 21, 2048)	1,230	1,493
2050 Senior Notes (3.00% senior unsecured notes due June 15, 2050)	1,220	1,234
2060 Senior Notes (3.00% senior unsecured notes due September 15, 2060)	1,470	1,420
Total debt	$14,225	$14,712

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
As of September 30, 2021, our business is conducted through three reportable business segments, comprised of the following:
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

Financial data for our business segments is as follows for the nine and three months ended September 30, 2021 and 2020 (in millions):

	Nine Months Ended September 30, 2021
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$900	$—	$—	$900
Agricultural and metals futures and options	177	—	—	177
Financial futures and options	281	—	—	281
Cash equities and equity options	1,800	—	—	1,800
OTC and other	239	—	—	239
Data and connectivity services	623	—	—	623
Listings	356	—	—	356
Fixed income execution	—	39	—	39
CDS clearing	—	144	—	144
Fixed income data and analytics	—	804	—	804
Other data and network services	—	416	—	416
Origination technology	—	—	740	740
Closing solutions	—	—	227	227
Data and analytics	—	—	55	55
Other	—	—	39	39
Revenues	4,376	1,403	1,061	6,840
Transaction-based expenses	1,534	—	—	1,534
Revenues, less transaction-based expenses	2,842	1,403	1,061	5,306
Operating expenses	977	1,010	750	2,737
Operating income	$1,865	$393	$311	$2,569

	Nine Months Ended September 30, 2020
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$858	$—	$—	$858
Agricultural and metals futures and options	197	—	—	197
Financial futures and options	275	—		275
Cash equities and equity options	1,934	—	—	1,934
OTC and other	219	—	—	219
Data and connectivity services	589	—	—	589
Listings	334	—	—	334
Fixed income execution	—	56	—	56
CDS clearing	—	166	—	166
Fixed income data and analytics	—	756	—	756
Other data and network services	—	382	—	382
Origination technology	—	—	67	67
Closing solutions	—	—	165	165
Data and analytics	—	—	5	5
Other	—	—	8	8
Revenues	4,406	1,360	245	6,011
Transaction-based expenses	1,646	—	—	1,646
Revenues, less transaction-based expenses	2,760	1,360	245	4,365
Operating expenses	919	987	206	2,112
Operating income	$1,841	$373	$39	$2,253

	Three Months Ended September 30, 2021
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$316	$—	$—	$316
Agricultural and metals futures and options	56	—	—	56
Financial futures and options	93	—	—	93
Cash equities and equity options	554	—	—	554
OTC and other	84	—	—	84
Data and connectivity services	208	—	—	208
Listings	123	—	—	123
Fixed income execution	—	12	—	12
CDS clearing	—	51	—	51
Fixed income data and analytics	—	272	—	272
Other data and network services	—	142	—	142
Origination technology	—	—	245	245
Closing solutions	—	—	88	88
Data and analytics	—	—	19	19
Other	—	—	14	14
Revenues	1,434	477	366	2,277
Transaction-based expenses	475	—	—	475
Revenues, less transaction-based expenses	959	477	366	1,802
Operating expenses	330	338	256	924
Operating income	$629	$139	$110	$878

	Three Months Ended September 30, 2020
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$229	$—	$—	$229
Agricultural and metals futures and options	54	—	—	54
Financial futures and options	76	—	—	76
Cash equities and equity options	593	—	—	593
OTC and other	73	—	—	73
Data and connectivity services	201	—	—	201
Listings	111	—	—	111
Fixed income execution	—	15	—	15
CDS clearing	—	47	—	47
Fixed income data and analytics	—	259	—	259
Other data and network services	—	129	—	129
Origination technology	—	—	67	67
Closing solutions	—	—	67	67
Data and analytics	—	—	5	5
Other	—	—	4	4
Revenues	1,337	450	143	1,930
Transaction-based expenses	519	—	—	519
Revenues, less transaction-based expenses	818	450	143	1,411
Operating expenses	297	331	156	784
Operating income	$521	$119	$(13)	$627

Revenue from one clearing member of the Exchanges segment comprised $326 million, or 12%, and $118 million, or 12%, of our Exchanges revenue less transaction-based expenses during the nine and three months ended September 30, 2021, respectively. Revenue from one clearing member of the Exchanges segment comprised $276 million, or 10% of our Exchanges revenues less transaction-based expenses during the nine months ended September 30, 2020. Clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, we believe that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional customers or clearing members accounted for more than 10% of our segment revenues or consolidated revenues during the nine and three months ended September 30, 2021 or 2020.

17. Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the nine and three months ended September 30, 2021 and 2020 (in millions, except per share amounts):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Basic:
Net income attributable to Intercontinental Exchange, Inc.	$2,531	$1,563	$633	$390
Weighted average common shares outstanding	563	549	563	548
Basic earnings per common share	$4.50	$2.85	$1.12	$0.71
Diluted:
Weighted average common shares outstanding	563	549	563	548
Effect of dilutive securities - stock options and restricted stock	2	3	3	3
Diluted weighted average common shares outstanding	565	552	566	551
Diluted earnings per common share	$4.48	$2.83	$1.12	$0.71
Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. The weighted average common shares outstanding increased during the nine and three months ended September 30, 2021 from the comparable periods in 2020 primarily due to the stock issued for the Ellie Mae acquisition, and by 2020 stock repurchases. Common equivalent shares from stock options and restricted stock awards, calculated using the treasury stock method, are included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. During the nine months ended September 30, 2021 and 2020, 271,000 and 358,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect. In addition, we have excluded warrants and preferred and common incentive units under the Bakkt Equity Incentive Plan because they are also antidilutive. Certain figures in the table above may not recalculate due to rounding.

18. Subsequent Events
We have evaluated subsequent events, and determined that aside from the October 2021 Bakkt transaction (Note 3), the agreement to sell our Euroclear stake (Note 5), and the amendment to our Credit Facility (Note 9), no other events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements.

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
•our ability to realize the expected benefits of our acquisition of Ellie Mae and our investment in Bakkt, which could result in additional unanticipated costs and risks; and
•our ability to detect illegal activity such as fraud, money laundering, tax evasion and ransomware scams through digital currency transactions that are easily exploited.

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

Recent Developments
Bakkt Transaction
On October 15, 2021, Bakkt, a trusted digital asset marketplace we launched in 2018 enabling institutions and consumers to buy, sell, store and spend digital assets, completed its merger with VIH, a special purpose acquisition company sponsored by VPC.
The business combination between Bakkt and VIH results in an enterprise value of approximately $2.1 billion, including approximately $479 million of cash on the combined company’s balance sheet, reflecting a contribution of approximately $123 million of cash held in VIH’s trust account, a $325 million PIPE of Class A common stock of the combined company, and $31 million of cash held in Bakkt accounts. The PIPE was priced at $10.00 per share and included a $47 million commitment from us. The newly combined company has been renamed Bakkt Holdings, Inc. and is listed on the NYSE.
As part of the transaction, Bakkt’s existing equity holders and management rolled 100% of their equity into the combined company and are subject to a six-month lockup period. Certain shareholders of VIH exercised their redemption rights, and at closing, Bakkt equity holders, including ICE, owned approximately 81% of the combined company, VIH’s public shareholders owned approximately 5%, VPC owned 2%, and PIPE investors (a group that also includes us) owned approximately 12% of the issued and outstanding common stock of the combined company.
Following the transaction, we continue to maintain an approximately 68% economic interest and a minority voting interest in the combined company. Following the closing, as a consequence of holding a minority voting interest in the combined company, during the fourth quarter of 2021 we expect to deconsolidate Bakkt and treat it as an equity method investment within our financial statements. We expect to record a pre-tax gain on the transaction of approximately $1.3 billion during the fourth quarter of 2021, which will be included in other non-operating income within our consolidated income statement.
Agreement to Sell Stake in Euroclear
We originally purchased our 9.8% stake in Euroclear for $631 million, and as of September 30, 2021, the adjusted fair value of our Euroclear investment was $701 million. On October 18, 2021, we announced that we had reached an agreement to sell our entire 9.8% stake in Euroclear for €709 million ($821 million based on the euro/U.S. dollar exchange rate of 1.1578 as of September 30, 2021). The sale is subject to customary closing conditions and regulatory approval.
Launch of ICE Futures Abu Dhabi
On March 29, 2021, we launched trading in ICE Murban crude oil futures, the world’s first Murban futures contract on our new exchange, ICE Futures Abu Dhabi Limited, or IFAD. IFAD was launched with the Abu Dhabi National Oil Company, or ADNOC, and nine of the world’s largest energy traders.
ICE Murban crude oil futures opened for trading along with 18 Murban-related cash settled derivatives and inter-commodity spreads. Murban futures investors from jurisdictions including Abu Dhabi Global Market, or ADGM, the U.S., Singapore, the U.K., Switzerland, the Netherlands, France, Norway, Australia, Japan and South Korea, are able to trade on IFAD. As of September 30, 2021 IFAD had 33 Exchange Members and 23 Clearing Members. Contracts traded on IFAD are cleared at ICE Clear Europe alongside ICE’s global energy futures platform, allowing customers to benefit from critical margin offsets to enhance capital efficiency. As of September 30, 2021, open interest was 41,055 contracts and a total of 832,925 contracts had traded with 78 firms having traded on IFAD since the launch.
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

Domestic and foreign policy makers continue to review their legal frameworks governing financial markets, and periodically change the laws and regulations that apply to our business and to our customers’ businesses. Our key areas of focus on these evolving efforts are:
•Brexit implications. On January 1, 2021, the U.K. completed its withdrawal from the EU, commonly referred to as Brexit. As a result, as of January 1, 2021, EU law no longer applies in and to the U.K. In connection with the completion of the U.K.'s withdrawal, the U.K. and EU finalized a trade and cooperation agreement, which is now in force. The trade and cooperation agreement does not cover financial services. The EU and U.K. continue discussions to agree on a memorandum of understanding, or MoU, on financial services cooperation. This MoU, once signed and ratified by both parties, will establish a Joint U.K.-EU Financial Regulatory forum, which will serve as a platform to facilitate dialogue on financial services issues. Although the MoU does not lead to any market access or equivalence decisions, it is a necessary condition for any future equivalence determinations by the European Commission or the U.K. Accordingly, there continues to be uncertainty surrounding specific terms that may impact the financial services industry and our business operations.
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
•Benchmarks Regulation. In April 2021, as part of the U.K.'s Financial Services Act 2021, the U.K. Parliament approved amendments to the U.K. Benchmarks Regulation, or U.K. BMR, to provide the Financial Conduct Authority, or FCA, with new and enhanced powers to manage and direct any wind-down period prior to a cessation of critical benchmarks, such as the London Interbank Offered Rate, or LIBOR, including powers to direct a methodology change for a critical benchmark and extend its publication on a basis that is no longer representative of its original underlying market or economic reality. The exercise of these powers could result in increased risks to ICE Benchmark Administration and users of LIBOR. In September 2021, the FCA announced that it would compel LIBOR's administrator, ICE Benchmark Administration, to publish 1-, 3-, and 6-month Sterling and Japanese Yen LIBOR settings under a "synthetic" change methodology until the end of 2022.
In February 2021, amendments to the EU Benchmarks Regulation, or EU BMR came into force to provide the European Commission the power to designate a replacement benchmark that covers all references to a widely used reference rate that is phased out, including LIBOR, when necessary to avoid disruption of the financial markets in the EU and to further extend the transition period for the use of benchmarks provided by third-country administrators until at least December 31, 2023.
In April 2021, New York State enacted a law designed to reduce uncertainty and economic impacts of the permanent cessation of LIBOR for specified contracts, securities, and other agreements that are economically linked to LIBOR that are governed by New York state law. The New York law generally tracks the legislation proposed by the Alternative Reference Rates Committee, or ARRC, and received broad industry support.
•U.S. Listing and Trading Prohibitions on Certain Foreign Companies. On November 12, 2020, the former President of the United States issued an Executive Order that prohibits, subject to certain exceptions, transactions by

U.S. persons in the securities of certain Chinese companies identified as having ties to the People's Liberation Army, and in securities that are derivatives of, or any securities that are designated to provide investment exposure to, such Chinese companies. To comply with the Executive Order and guidance from the U.S. Department of the Treasury, the NYSE suspended trading in four of its listed companies and commenced delisting proceedings. All of these companies were subsequently delisted by the NYSE.
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
On June 3, 2021, President Biden signed an Executive Order, or the June Order, that, beginning on August 2, 2021, prohibits U.S. persons from purchasing or selling the publicly traded securities of 59 companies determined to (i) operate in defense and related material sector, or the surveillance technology sector, of China, or (ii) to own or control, or be owned or controlled by, an individual or entity that operates in such sectors. President Biden’s June Order supersedes the operative provisions of President Trump’s November 2020 Executive Order. There is one NYSE-listed company that is covered by the prohibitions in President Biden’s June Order and, in the future, there may be other NYSE-listed companies covered by the prohibitions, though the impact is not expected to be material.
Consolidated Financial Highlights
The following summarizes our results and significant changes in our consolidated financial performance for the periods presented (dollars in millions, except per share amounts and YTD represents the nine-month periods ended September 30th).

	Nine Months Ended September 30,			Three Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Revenues, less transaction-based expenses	$5,306	$4,365	22%	$1,802	$1,411	28%
Operating expenses	$2,737	$2,112	30%	$924	$784	18%
Adjusted operating expenses(1)	$2,228	$1,783	25%	$755	$611	24%
Operating income	$2,569	$2,253	14%	$878	$627	40%
Adjusted operating income(1)	$3,078	$2,582	19%	$1,047	$800	31%
Operating margin	48%	52%	(4 pts)	49%	44%	5 pts
Adjusted operating margin(1)	58%	59%	(1 pt)	58%	57%	1 pt
Other income (expense), net	$1,020	$(161)	n/a	$(54)	$(44)	22%
Income tax expense	$1,049	$512	105%	$187	$189	(1) %
Effective tax rate	29%	24%	5 pts	23%	32%	(9 pts)
Net income attributable to ICE	$2,531	$1,563	62%	$633	$390	62%
Adjusted net income attributable to ICE(1)	$2,150	$1,800	19%	$735	$533	38%
Diluted earnings per share attributable to ICE common stockholders	$4.48	$2.83	58%	$1.12	$0.71	58%
Adjusted diluted earnings per share attributable to ICE common stockholders(1)	$3.80	$3.26	17%	$1.30	$0.97	34%
Cash flows from operating activities	$2,130	$1,815	17%

(1) The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. Adjusted net income attributable to ICE and adjusted diluted earnings per share attributable to ICE common stockholders are presented net of taxes. These adjusted numbers are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Financial Measures” below.
•Revenues, less transaction-based expenses, increased $941 million and $391 million for the nine and three months ended September 30, 2021, respectively, from the comparable periods in 2020. See "-Exchanges Segment", "Fixed Income and Data Services Segment" and "Mortgage Technology Segment" below for a discussion of the significant changes in our revenues. The increase in revenues during the nine and three months ended September 30, 2021 includes $47 million and $9 million, respectively, in favorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable period in 2020. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Rate Risk" below for additional information on the impact of currency fluctuations.
•Operating expenses increased $625 million and $140 million for the nine and three months ended September 30, 2021, respectively, from the comparable periods in 2020. See "-Consolidated Operating Expenses" below for a discussion of the significant changes in our operating expenses. The increase in operating expenses during the nine and three months ended September 30, 2021 includes $21 million and $5 million, respectively, in unfavorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable periods in 2020. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Rate Risk" below for additional information on the impact of currency fluctuations.
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

Exchanges Segment
The following presents selected statements of income data for our Exchanges segment (dollars in millions and YTD represents the nine-month periods ended September 30th):

REVENUES, LESS TRANSACTION-BASED EXPENSES
$ (Millions)
3,000
2,500
2,000
1,500
1,000
500
0
$2,760
$2,842
$334
$589
$219
$288
$275
$197
$858
$356
$623
$239
$266
$281
$177
$900
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

	Nine Months Ended September 30,			Three Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Revenues:
Energy futures and options	$900	$858	5%	$316	$229	38%
Agricultural and metals futures and options	177	197	(10)	56	54	5
Financial futures and options	281	275	2	93	76	24
Futures and options	1,358	1,330	2	465	359	30
Cash equities and equity options	1,800	1,934	(7)	554	593	(7)
OTC and other	239	219	9	84	73	14
Transaction and clearing, net	3,397	3,483	(2)	1,103	1,025	8
Data and connectivity services	623	589	6	208	201	3
Listings	356	334	7	123	111	10
Revenues	4,376	4,406	(1)	1,434	1,337	7
Transaction-based expenses(1)	1,534	1,646	(7)	475	519	(8)
Revenues, less transaction-based expenses	2,842	2,760	3	959	818	17
Other operating expenses	778	717	8	265	236	12
Depreciation and amortization	186	189	(2)	62	62	—
Acquisition-related transaction and integration costs	13	13	6	3	(1)	n/a
Operating expenses	977	919	6	330	297	11
Operating income	$1,865	$1,841	1%	$629	$521	21%
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
For the nine months ended September 30, 2021 and 2020, 16% and 14%, respectively, of our Exchanges segment revenues, less transaction-based expenses, were billed in pounds sterling or euros. For the three months ended September 30, 2021 and 2020, 18% and 14%, respectively, of our Exchanges segment revenues, less transaction-based expenses, were billed in pounds sterling or euros. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Exchanges segment revenues, less transaction-based expenses, were higher by $32 million and $6 million for the nine and three months ended September 30, 2021, respectively, from the comparable periods in 2020.
Our exchange transaction and clearing revenues are presented net of rebates. We recorded rebates of $790 million and $742 million for the nine months ended September 30, 2021 and 2020, respectively, and $264 million and $217 million for the three months ended September 30, 2021 and 2020, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. The increase in rebates for the nine and three months ended September 30, 2021 is primarily due to the launch of new products, including ICE Murban crude oil futures and Sterling Overnight Index Average, or SONIA.

•Energy Futures and Options: Total energy volume decreased 3% and revenues increased 5% for the nine months ended September 30, 2021 from the comparable period in 2020 and volume increased 23% and revenues increased 38% for the three months ended September 30, 2021 from the comparable period in 2020.
–Total oil volume decreased 3% and increased 26% for the nine and three months ended September 30, 2021, respectively, from the comparable periods in 2020, as the first half of 2020 benefited from a sharp increase in price volatility related to various geopolitical events as well as the emergence of COVID-19. The third quarter of 2021 benefited from price volatility related to oil supply and demand dynamics and macroeconomic uncertainty.
–Our global natural gas futures and options volume decreased 7% and increased 17% for the nine and three months ended September 30, 2021, respectively, from the comparable periods in 2020. Similar to oil volumes, the first half of 2020 benefited from elevated volatility related to COVID-19. The third quarter of 2021 benefited from continued growth in our TTF and Asian JKM gas complexes driven by price volatility related to natural gas supply and demand dynamics in the U.K. and Europe.
–Our environmentals and other futures and options volume increased 13% and 29% for the nine and three months ended September 30, 2021, respectively, from the comparable periods in 2020, driven by an increase in the price of carbon and continued demand for market-based mechanisms to price climate risk and help enable greenhouse gas reduction goals.
•Agricultural and Metals Futures and Options: Total volume in our agricultural and metals futures and options markets decreased 12% for the nine months ended September 30, 2021 and increased 1% for the three months ended September 30, 2021 from the comparable periods in 2020 and revenues decreased 10% for the nine months ended September 30, 2021 and increased 5% for the three months ended September 30, 2021 from the comparable periods in 2020. The first half of 2020 benefited from elevated volatility related to COVID-19 and a sharp decline in oil prices. Revenues increased in the third quarter of 2021 due to elevated price volatility as a result of weather-related supply and demand dynamics impacting our Coffee and Cotton markets, as well as geopolitical events impacting our Cocoa markets.
–Sugar futures and options volumes decreased 23% and 6% for the nine and three months ended September 30, 2021, respectively, from the comparable periods in 2020.
–Other agricultural and metal futures and options volume decreased 2% for the nine months ended September 30, 2021 from the comparable period in 2020 and increased 6% for the three months ended September 30, 2021 from the comparable period in 2020.
•Financial Futures and Options: Total volume decreased 2% for the nine months ended September 30, 2021 from the comparable period in 2020 and increased 15% for the three months ended September 30, 2021 from the comparable period in 2020, and revenues increased 2% and 24% for the nine and three months ended September 30, 2021, respectively, from the comparable periods in 2020 in our financial futures and options markets.
–Interest rate futures and options volume increased 1% and 18% for the nine and three months ended September 30, 2021, respectively, from the comparable periods in 2020, and revenue increased 8% and 38% for the nine and three months ended September 30, 2021, respectively, from the comparable periods in 2020. The increases in volume and revenue were driven by interest rate volatility from increased speculation of central bank activity due to post-pandemic global economic reopening and inflation concerns. Interest rate futures and options revenues were $163 million and $151 million for the nine months ended September 30, 2021 and 2020, respectively, and $55 million and $40 million for the three months ended September 30, 2021 and 2020, respectively.
–Other financial futures and options volume, which includes our MSCI®, FTSE® and NYSE FANG+ equity index products, decreased 13% for the nine months ended September 30, 2021, and increased 2% for the three months ended September 30, 2021, from the comparable periods in 2020. Financial futures and options revenue decreased 5% for the nine months ended September 30, 2021, and increased 7% for the three months ended September 30, 2021, from the comparable periods in 2020. The first half of 2020 benefited from elevated volatility across global equity markets driven by the emergence of COVID-19. The third quarter of 2021 benefited from higher equity market volatility and record volume in our NYSE FANG+ complex. Other financial futures and options revenues were $118 million and $124 million for the nine months ended September 30, 2021 and 2020, respectively, and $38 million and $36 million for the three months ended September 30, 2021 and 2020, respectively.
•Cash Equities and Equity Options: Cash equities volume decreased 7% and 6% for the nine and three months ended September 30, 2021, respectively, from the comparable periods in 2020. The first half of 2020 benefited from elevated volatility across global equity markets driven by the emergence of COVID-19. Cash equities revenues, net of transaction-based expenses, were $184 million and $216 million for the nine months ended September 30, 2021 and 2020, respectively, and $54 million and $53 million for the three months ended September 30, 2021 and 2020, respectively. Equity options volume increased 43% and 33% for the nine and three months ended September 30, 2021, respectively, from the comparable periods in 2020 driven by increased participation and higher market share. Equity options revenues, net of transaction-based expenses, were $81 million and $72 million for the nine months ended September 30, 2021 and 2020, respectively, and $24 million and $21 million for the three months ended September 30, 2021 and 2020, respectively.
•OTC and Other: OTC and other transactions include revenues from our OTC energy business and other trade confirmation services, as well as interest income on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, exchange membership fees and agricultural grading and certification fees. Our OTC and other revenues increased 9% for the nine months ended September 30, 2021 from the comparable period in 2020 primarily due to the February 2020 acquisition of Bridge2 Solutions. Our OTC and other revenues increased 14% for the three months ended September 30, 2021 from the comparable period in 2020. Following the October 2021 Bakkt transaction, Bakkt revenues will no longer be included within our OTC and other revenues.
•Data and Connectivity Services: Our data and connectivity services revenues increased 6% and 3% for the nine and three months ended September 30, 2021, respectively, from the comparable periods in 2020. The increase in revenue was driven by the strong retention rate of existing customers and increased purchases by existing customers.
•Listings Revenues: Through NYSE, NYSE American and NYSE Arca, we generate listings revenue related to the provision of listings services for public companies and ETFs, and related corporate actions for listed companies. Listings revenues increased 7% and 10% for the nine and three months ended September 30, 2021, respectively, from the comparable periods in 2020, driven by equity capital markets activity, including an increase in demand for special purpose acquisition company, or SPAC, listings.
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

Selected Operating Data
The following charts and tables present trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts and YTD represents the nine-month periods ended September 30th):

Volume and Rate per Contract

	Nine Months Ended September 30,			Three Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Number of contracts traded (in millions):
Energy futures and options	581	600	(3)%	200	163	23%
Agricultural and metals futures and options	76	86	(12)	24	24	1
Financial futures and options	477	487	(2)	152	133	15
Total	1,134	1,173	(3)%	376	320	18%

	Nine Months Ended September 30,			Three Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Average Daily Volume of contracts traded (in thousands):
Energy futures and options	3,089	3,176	(3)%	3,126	2,545	23%
Agricultural and metals futures and options	404	456	(11)	379	376	1
Financial futures and options	2,495	2,531	(1)	2,320	2,024	15
Total	5,988	6,163	(3)%	5,825	4,945	18%

	Nine Months Ended September 30,			Three Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Rate per contract:
Energy futures and options	$1.55	$1.43	9%	$1.58	$1.40	12%
Agricultural and metals futures and options	$2.33	$2.29	2%	$2.33	$2.23	4%
Financial futures and options	$0.58	$0.56	4%	$0.61	$0.56	8%

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

Open Interest

	As of September 30,
	2021	2020	Change
Open interest — in thousands of contracts:
Energy futures and options	44,625	41,358	8%
Agricultural and metals futures and options	4,056	3,607	12
Financial futures and options	32,318	29,109	11
Total	80,999	74,074	9%
The following charts and table present selected cash and equity options trading data (all trading volume below is presented as average net daily trading volume, or ADV, and is single counted and YTD represents the nine-month periods ended September 30th):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2021	2020	Change	2021	2020	Change
NYSE cash equities (shares in millions):
Total cash handled volume	2,375	2,552	(7)%	2,022	2,151	(6)%
Total cash market share matched	20.0%	22.6%	(2.6 pts)	20.3%	21.2%	(0.9 pts)

NYSE equity options (contracts in thousands):
NYSE equity options volume	6,967	4,862	43%	7,078	5,328	33%
Total equity options volume	36,684	26,701	37%	35,546	28,085	27%
NYSE share of total equity options	19.0%	18.2%	0.8 pts	19.9%	19.0%	0.9 pts

Revenue capture or rate per contract:
Cash equities rate per contract (per 100 shares)	$0.041	$0.045	(8)%	$0.042	$0.038	9%
Equity options rate per contract	$0.06	$0.08	(22)%	$0.05	$0.06	(15)%
Handled volume represents the total number of shares of equity securities, ETFs and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
Transaction-Based Expenses
Our equities and equity options markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. Section 31 fees are recorded on a gross basis as a component of transaction and clearing fee revenue. These Section 31 fees are assessed to recover the government’s costs of supervising and regulating the securities markets and professionals and are subject to change. We, in turn, collect corresponding activity assessment fees from member organizations clearing or settling trades on the equities and options exchanges, and recognize these amounts in our transaction and clearing revenues when invoiced. The activity assessment fees are designed to equal the Section 31 fees. As a result, activity assessment fees and the corresponding Section 31 fees do not have an impact on our net income, although the timing of payment by us will vary from collections. Section 31 fees were $204 million and $465 million for the nine months ended September 30, 2021 and 2020, respectively, and $38 million and $145 million for the three months ended September 30, 2021 and 2020, respectively. The decrease in Section 31 fees was primarily due to a decline in rates, which were revised in February of each year. The fees we collect are included in cash at the time of receipt and we remit the amounts to the SEC semi-annually as required. The total amount is included in accrued liabilities and was $14 million as of September 30, 2021.
We make liquidity payments to cash and options trading customers, as well as routing charges made to other exchanges which are included in transaction-based expenses. We incur routing charges when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We record routing charges on a gross basis as a component of transaction and clearing fee revenue. Cash liquidity payments, routing and clearing fees were $1.3 billion and $1.2 billion for the nine months ended September 30, 2021 and 2020, respectively, and $437 million and $374 million for the three months ended September 30, 2021 and 2020, respectively.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Exchanges segment's operating expenses, operating income and operating margin (dollars in millions). See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Exchanges Segment:	Nine Months Ended September 30,			Three Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Operating expenses	$977	$919	6%	$330	$297	11%
Adjusted operating expenses(1)	$909	$856	6%	$309	$279	11%
Operating income	$1,865	$1,841	1%	$629	$521	21%
Adjusted operating income(1)	$1,933	$1,904	1%	$650	$539	20%
Operating margin	66%	67%	(1 pt)	66%	64%	2 pts
Adjusted operating margin(1)	68%	69%	(1 pt)	68%	66%	2 pts

(1) The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. These adjusted numbers are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Financial Measures” below.

Fixed Income and Data Services Segment
The following charts and table present our selected statements of income data for our Fixed Income and Data Services segment (dollars in millions and YTD represents the nine-month periods ended September 30th):

(1) The adjusted figures in the charts above are calculated by excluding items that are not reflective of our cash operations and core business performance. As a result, these adjusted numbers are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Financial Measures” below.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Revenues:
Fixed income execution	$39	$56	(29)%	$12	$15	(18)%
CDS clearing	144	166	(14)	51	47	9
Fixed income data and analytics	804	756	6	272	259	5
Fixed income and credit	987	978	1	335	321	5
Other data and network services	416	382	9	142	129	10
Revenues	1,403	1,360	3	477	450	6
Other operating expenses	752	725	4	252	244	4
Depreciation and amortization	257	262	(2)	85	87	(3)
Acquisition-related transaction and integration costs	1	—	78	1	—	n/a
Operating expenses	1,010	987	2	338	331	2
Operating income	$393	$373	5%	$139	$119	17%
Our Fixed Income and Data Services segment represents fixed income and credit trading and clearing as well as subscription-based, or recurring, revenues related to our fixed income data and analytics offerings as well as other multi-asset class data and network services.
For the nine months ended September 30, 2021 and 2020, 14% and 13%, respectively, of our Fixed Income and Data Services segment revenues were billed in pounds sterling or euros and for both the three months ended September 30, 2021 and 2020, 13% of our Fixed Income and Data Services segment revenues were billed in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues denominated in foreign currencies changes accordingly. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Fixed Income and Data Services revenues were higher by $14 million and $3 million for the nine and three months ended September 30, 2021, respectively, from the comparable periods in 2020.
Fixed Income and Data Services Revenues
Our Fixed Income and Data Services revenues increased 3% and 6% for the nine and three months ended September 30, 2021, respectively, from the comparable periods in 2020, primarily due to growth in our fixed income data and analytics products and our other data and network services.
•Fixed Income Execution: Fixed income execution includes revenues from ICE Bonds. Execution fees are reported net of rebates, which were nominal for both the nine and three months ended September 30, 2021 and 2020. Our fixed income execution revenues decreased 29% and 18% for the nine and three months ended September 30, 2021, respectively, from the comparable periods in 2020 as 2020 had benefited from the price volatility related to COVID-19, as well as due to decreased retail activity, particularly in municipal and corporate bonds, in the first half of 2021 as a result of low interest rates.
•CDS Clearing: CDS clearing revenues decreased 14% for the nine months ended September 30, 2021 from the comparable period in 2020 and increased 9% for the three months ended September 30, 2021 from the comparable period in 2020. The notional value of CDS cleared was $12.6 trillion and $14.6 trillion for the nine months ended September 30, 2021 and 2020, respectively, and $4.5 trillion and $3.6 trillion for the three months ended September 30, 2021 and 2020, respectively. Elevated volatility in 2020 related to COVID-19 benefited first and second quarter 2020 revenues, with volatility and cleared volumes generally returning to more normal levels in the second and third quarters of 2021.
•Fixed Income Data and Analytics: Our fixed income data and analytics revenues increased 6% and 5% for the nine and three months ended September 30, 2021, respectively, from the comparable periods in 2020. The increase in revenue was due to strength in our index business and continued growth in our pricing and reference data business driven by the strong retention rate of existing customers, the addition of new customers and increased purchases by existing customers.
•Other Data and Network Services: Our other data and network services revenues increased 9% and 10% for the nine and three months ended September 30, 2021, respectively, from the comparable periods in 2020. The increase in revenues was driven primarily by growth in our ICE Global Network offering, coupled with strength in our consolidated feeds and stronger desktop revenues.

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
As of September 30, 2021, ASV was $1.624 billion, which increased 5.6% compared to the ASV as of September 30, 2020. ASV represents nearly 100% of total data services revenues for this segment. This does not adjust for year-over-year foreign exchange fluctuations.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Fixed Income and Data Services segment's operating expenses, operating income and operating margin (dollars in millions). See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Fixed Income and Data Services Segment:	Nine Months Ended September 30,			Three Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Operating expenses	$1,010	$987	2%	$338	$331	2%
Adjusted operating expenses(1)	$874	$835	5%	$293	$280	5%
Operating income	$393	$373	5%	$139	$119	17%
Adjusted operating income(1)	$529	$525	1%	$184	$170	9%
Operating margin	28%	27%	1 pt	29%	26%	3 pts
Adjusted operating margin(1)	38%	39%	(1 pt)	39%	38%	1 pt

(1) The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. These adjusted numbers are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Financial Measures” below.

Mortgage Technology Segment
The following charts and table present our selected statements of income data for our Mortgage Technology segment (dollars in millions and YTD represents the nine-month periods ended September 30th):

REVENUES
1,200
1,000
800
600
400
200
0
$ (Millions)
$1,061
$39
$55
$227
$740
245
$165
$67
YTD 2020
YTD 2021
Other
Data and analytics
Closing solutions
Origination technology

*Data and analytics and Other revenues were $5 million and $8 million for the nine months ended September, 2020, respectively.

(1) The adjusted figures in the charts above are calculated by excluding items that are not reflective of our cash operations and core business performance. As a result, these adjusted numbers are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Financial Measures” below.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2021	2020	Change*	2021	2020	Change*
Revenues:
Origination technology	740	67	n/a	245	67	n/a
Closing solutions	227	165	37%	88	67	31
Data and analytics	55	5	n/a	19	5	n/a
Other	39	8	n/a	14	4	n/a
Revenues	1,061	245	n/a	366	143	n/a
Other operating expenses	406	86	n/a	140	48	n/a
Depreciation and amortization	316	43	n/a	106	31	n/a
Acquisition-related transaction and integration costs	28	77	(63)	10	77	(85)
Operating expenses	750	206	n/a	256	156	n/a
Operating income	$311	$39	n/a	$110	$(13)	n/a
*Percentage changes in the table above deemed "n/a" are not meaningful due to the acquisition of Ellie Mae in September 2020.
Mortgage Technology Revenues
Our mortgage technology revenues are derived from our comprehensive, end-to-end U.S. residential mortgage platform. Our mortgage technology business is intended to enable greater workflow efficiency for customers focused on originating U.S. residential mortgage loans. Mortgage technology revenues increased $816 million for the nine months ended September 30, 2021 from the comparable period in 2020 and $223 million for the three months ended September 30, 2021 from the comparable period in 2020. In September 2020, we acquired Ellie Mae and, as a result, our Mortgage Technology segment results for the nine months ended September 30, 2020 only include a contribution from this acquisition from the acquisition date.
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

Mortgage Technology Segment:	Nine Months Ended September 30,			Three Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Operating expenses	$750	$206	n/a	$256	$156	n/a
Adjusted operating expenses(1)	$445	$92	n/a	$153	$52	n/a
Operating income	$311	$39	n/a	$110	$(13)	n/a
Adjusted operating income(1)	$616	$153	n/a	$213	$91	n/a
Operating margin	29%	16%	13 pts	30%	(9)%	39 pts
Adjusted operating margin(1)	58%	62%	(4 pts)	58%	64%	(6 pts)
*Percentage changes in the table above deemed "n/a" are not meaningful due to the acquisition of Ellie Mae in September 2020.

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
The following presents our consolidated operating expenses (dollars in millions and YTD represents the nine-month periods ended September 30th):

CONSOLIDATED OPERATING EXPENSES

$ (Millions)
3,000
2,500
2,000
1,500
1,000
500
0
$2,112
$494
$579
$190
$849
$2,737
$759
$719
$166
$1,093
YTD 2020
YTD 2021
Depreciation and amortization
Technology and communication, rent and occupancy, and selling, general and administrative
Professional services and acquisition-related transaction and integration costs
Compensation and Benefits

	Nine Months Ended September 30,			Three Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Compensation and benefits	$1,093	$849	29%	$374	$298	25%
Professional services	124	100	24	43	37	15
Acquisition-related transaction and integration costs	42	90	(53)	14	76	(81)
Technology and communication	495	388	28	168	131	28
Rent and occupancy	61	59	4	20	19	6
Selling, general and administrative	163	132	23	52	43	22
Depreciation and amortization	759	494	54	253	180	41
Total operating expenses	$2,737	$2,112	30%	$924	$784	18%
The majority of our operating expenses do not vary directly with changes in our volume and revenues, except for certain technology and communication expenses, including data acquisition costs, licensing and other fee-related arrangements and a portion of our compensation expense that is tied directly to our data sales or overall financial performance. The results of our September 2020 Ellie Mae acquisition are included in our consolidated operating expenses for the nine and three months ended September 30, 2021, but only in partial comparable pre-acquisition prior year periods.
We expect our operating expenses to increase in absolute terms in future periods in connection with the growth of our business, and to vary from year-to-year based on the type and level of our acquisitions, our integrations and other investments.

For the nine months ended September 30, 2021 and 2020, 10% and 11%, respectively, of our operating expenses were billed in pounds sterling or euros and for both the three months ended September 30, 2021 and 2020, 10% of our operating expenses were billed in pounds sterling or euros. Due to fluctuations in the U.S. dollar compared to the pound sterling and euro, our consolidated operating expenses increased $21 million and $5 million during the nine and three months ended September 30, 2021, respectively, from the comparable periods in 2020. See Item 3 “— Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” below for additional information.
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

	Nine Months Ended September 30,			Three Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Employee headcount	9,381	8,445	11%
Stock-based compensation expenses	$112	$95	18%	$39	$32	22%

Headcount increases were primarily driven by 538 new employees at Ellie Mae and 288 new employees at Bakkt. Ellie Mae compensation and benefits expenses increased $169 million and $46 million for the nine and three months ended September 30, 2021, respectively, from the comparable periods in the prior year, following our September 2020 acquisition. Bakkt compensation and benefits costs increased $23 million and $8 million for the nine and three months ended September 30, 2021, respectively, from the comparable periods in 2020, due to the acquisition of Bridge2 Solutions in February 2020 and other increases in employee headcount.
In addition, compensation and benefits expense increased for the nine and three months ended September 30, 2021, due to merit pay increases, above target performance-based compensation and higher employee insurance costs than in 2020 due to the impact of COVID-19. The stock-based compensation expenses in the table above relate to employee stock option and restricted stock awards and exclude stock-based compensation related to acquisition-related transaction and integration costs.
Professional Services Expenses
Professional services expense includes fees for consulting services received on strategic and technology initiatives, temporary labor, as well as regulatory, legal and accounting fees, and may fluctuate as a result of changes in the use of these services in our business.
Professional services expenses increased due to the inclusion of Ellie Mae expenses, which were $25 million and $8 million higher for the nine and three months ended September 30, 2021, respectively, than the comparable periods in 2020. In addition, professional service expenses related to Bakkt increased $6 million and $2 million during the nine and three months ended September 30, 2021. These increases were offset by lower legal expenses for 2021.
Acquisition-Related Transaction and Integration Costs
Acquisition-related transaction and integration costs during the nine and three months ended September 30, 2021 were primarily related to our integration of Ellie Mae and the Bakkt transaction. Acquisition-related transaction costs for the nine and three months ended September 30, 2020 were primarily related to our acquisition of Ellie Mae in September 2020. Acquisition-related transaction and integration costs for the nine months ended September 30, 2020 were also related to the February 2020 Bakkt acquisition of Bridge2 Solutions. The Bridge2 Solutions acquisition costs include $10 million of expenses resulting from a Bakkt incentive award market condition estimation adjustment that was directly related to the March 2020 capital call to fund the acquisition of Bridge2 Solutions.
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
Technology and communications expenses increased due to the inclusion of Ellie Mae expenses, which were $81 million and $23 million higher for the nine and three months ended September 30, 2021, respectively, from the comparable periods in 2020. In addition, technology and communication expenses increased $20 million and $10 million for the nine and three months ended September 30, 2021, respectively, from the comparable periods in 2020, due to increased license fees and data acquisition costs.
Rent and Occupancy Expenses
Rent and occupancy expense relates to leased and owned property and includes rent, maintenance, real estate taxes, utilities and other related costs. We have significant operations located in and around Atlanta, New York, Pleasanton, London and Hyderabad with smaller offices located throughout the world.
Rent and occupancy expenses include the expenses of Ellie Mae, which increased $7 million and $2 million for the nine and three months ended September 30, 2021, respectively, from the comparable periods in 2020. These expenses were partially offset by a decrease due to the early termination expense of our NYSE Chicago office lease during the nine months ended September 30, 2020, as well as a reduction in other occupancy expenses during the nine months ended September 30, 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include marketing, advertising, public relations, insurance, bank service charges, dues and subscriptions, travel and entertainment, non-income taxes and other general and administrative costs.
Selling, general and administrative expenses increased, due to the inclusion of Ellie Mae expenses, which were $12 million and $3 million higher for the nine and three months ended September 30, 2021 from the comparable periods in 2020. Bakkt related expenses were $15 million and $3 million higher for the nine and three months ended September 30, 2021 from the comparable periods in 2020 due to increased marketing expenses related to the launch of Bakkt's digital wallet, Bakkt App.
In addition, marketing expenses increased $13 million and $3 million for the nine and three months ended September 30, 2021 from the comparable periods in 2020 primarily due to higher NYSE initial public offering, or IPO, marketing expenses, which were partially offset by a charitable contribution in support of COVID-19 relief efforts of $10 million during the nine months ended September 30, 2020.
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
We recorded amortization expenses on intangible assets acquired as part of our acquisitions, as well as on other intangible assets, of $470 million and $236 million for the nine months ended September 30, 2021 and 2020, respectively and $156 million and $95 million for the three months ended September 30, 2021 and 2020, respectively. The increase in amortization expense was primarily due to amortization of Ellie Mae intangible assets of $240 million and $64 million for the nine and three months ended September 30, 2021, respectively, from the comparable periods in 2020.
We recorded depreciation expenses on our fixed assets of $289 million and $258 million for the nine months ended September 30, 2021 and 2020, respectively, and $97 million and $85 million for the three months ended September 30, 2021 and 2020, respectively. The increase in depreciation expense was primarily due to depreciation of Ellie Mae fixed assets of $26 million and $9 million for the nine and three months ended September 30, 2021, respectively, from the comparable periods in 2020.
Consolidated Non-Operating Income (Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following tables present our non-operating income (expenses) (dollars in millions):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Other income (expense):
Interest income	$—	$9	(95)%	$—	$1	(88)%
Interest expense	(321)	(245)	31	(108)	(89)	22
Other income (expense), net	1,341	75	n/a	54	44	25
Total other income (expense), net	$1,020	$(161)	n/a	$(54)	$(44)	22%
Net income attributable to non-controlling interest	$(9)	$(17)	(47)%	$(4)	$(4)	(6)%

Interest Income
Interest income decreased for the nine and three months ended September 30, 2021 from the comparable periods in 2020 primarily due to a decrease in short-term interest rates on various investments.
Interest Expense
Interest expense increased for the nine and three months ended September 30, 2021 from the comparable periods in 2020 primarily due to the issuance of senior notes in May 2020 to refinance existing debt and the issuance of senior notes in August 2020 related to the Ellie Mae acquisition, and $4 million in accelerated unamortized costs related to the early payoff of the June 2023 floating rate notes, partially offset by a $14 million extinguishment payment we incurred related to the June 2020 early redemption of senior notes with an original maturity of December 1, 2020, or the December 2020 Senior Notes. See “- Debt” below.
Other income (expense), net
During the nine months ended September 30, 2021, Coinbase completed an IPO and we sold our investment in Coinbase for $1.24 billion, and recorded a gain of $1.23 billion as other income.
During the nine months ended September 30, 2021, we recorded a gain of $7 million related to the settlement of an acquisition-related indemnification claim from a prior acquisition as other income.
During the nine and three months ended September 30, 2021, we accrued approximately $16 million related to a legal settlement.
We own a 40% interest in OCC which we treat as an equity method investment. OCC is regulated by the SEC and the CFTC. We recognized $42 million and $84 million during the nine months ended September 30, 2021 and 2020, respectively, and $8 million and $49 million for the three months ended September 30, 2021 and 2020, respectively, of equity earnings as our share of OCC's estimated profits, which is included in other income. Included within the amount recognized during the nine months ended 2021 is a $16 million earnings adjustment to reflect higher than reported 2020 net income than originally estimated by OCC. Similarly, included within the amount recognized during the nine months ended 2020 is a $7 million earnings adjustment to reflect higher than reported 2019 net income than originally estimated. Included within the amount recognized during the three months ended September 30, 2020 is a $36 million earnings adjustment to reflect higher than reported 2020 net income than originally estimated.
In connection with our equity investment in Euroclear, we recognized dividend income of $60 million and $30 million during the nine and three months ended September 30, 2021, respectively, which is included in other income. As a result of a 2020 European regulation limiting dividend payments, we did not receive a Euroclear dividend in 2020, but have now received two dividend payments during the nine months ended September 30, 2021. In addition, during the three months ended September 30, 2021 we became aware of an observable price change in orderly transactions of similar Euroclear investments by a third party. The transactions resulted in a fair value adjustment of our Euroclear investment, and we recorded a gain of $34 million in other income, including the impact of foreign currency exchange.
We incurred foreign currency transaction losses of $11 million and $2 million for the nine months ended September 30, 2021 and 2020, respectively, and $2 million and $3 million and for the three months ended September 30, 2021 and 2020, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. Foreign currency transaction gains and losses are recorded in other income (expense), net, when the settlement of foreign currency assets, liabilities and payables occur in non-functional currencies and there is an increase or decrease in the period-end foreign currency exchange rates between periods. See Item 3 “- Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” included elsewhere in this Quarterly Report for more information on these items.
Non-controlling Interest
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests. As of September 30, 2021, our non-controlling interests included those related to the non-ICE limited partners' 26.7% ownership interest in our CDS clearing subsidiaries, non-controlling interests in ICE Futures Abu Dhabi and redeemable non-controlling interests of the non-ICE partners in Bakkt. On October 15, 2021, Bakkt completed its merger with VIH and we no longer hold a majority interest.
Consolidated Income Tax Provision
Consolidated income tax expense was $1.0 billion and $512 million for the nine months ended September 30, 2021 and 2020, respectively, and $187 million and $189 million for the three months ended September 30, 2021 and 2020, respectively. The change in consolidated income tax expense between periods is primarily due to the tax impact of changes in our pre-tax income and the changes in our effective tax rate each period.
Our effective tax rate was 29% and 24% for the nine months ended September 30, 2021 and 2020, respectively, and 23% and 32% for the three months ended September 30, 2021 and 2020, respectively. The effective tax rate for the nine months ended September 30, 2021 was higher than the effective tax rate for the comparable period in 2020 primarily due to the deferred income tax impact resulting from the U.K. tax law changes enacted in June 2021, which increased the U.K. corporate income tax rate from 19% to 25% effective April 1, 2023. The effective tax rate for the three months ended September 30, 2021 was lower than the effective tax rate for the comparable period in 2020 primarily due to the deferred income tax impact resulting from the U.K. tax law changes enacted in July 2020, which increased the U.K. corporate income tax rate from 17% to 19% effective April 1, 2020.
On March 11, 2021, the American Rescue Plan Act, or ARPA, was signed into law. The ARPA enacted certain provisions that are relevant to corporate income tax. These provisions did not have a material impact on our income tax provision for the nine and three months ended September 30, 2021.

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

	Three Months Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Revenues:
Energy futures and options	$316	$274	$310	$262	$229
Agricultural and metals futures and options	56	62	59	48	54
Financial futures and options	93	83	105	82	76
Cash equities and equity options	554	512	734	651	593
OTC and other	84	78	77	77	73
Data and connectivity services	208	208	207	201	201
Listings	123	119	114	112	111
Total exchanges revenues	1,434	1,336	1,606	1,433	1,337
Fixed income execution	12	13	14	14	15
CDS Clearing	51	38	55	42	47
Fixed income data and analytics	272	268	264	262	259
Other data and network services	142	139	135	132	129
Total fixed income and data services revenues	477	458	468	450	450
Origination technology	245	241	254	249	67
Closing solutions	88	69	70	73	67
Data and analytics	19	18	18	17	5
Other	14	12	13	11	4
Total mortgage technology revenues	366	340	355	350	143
Total revenues	2,277	2,134	2,429	2,233	1,930
Transaction-based expenses	475	427	632	562	519
Total revenues, less transaction-based expenses	1,802	1,707	1,797	1,671	1,411
Compensation and benefits	374	365	354	339	298
Professional services	43	37	44	44	37
Acquisition-related transaction and integration costs	14	10	18	15	76
Technology and communication	168	165	162	161	131
Rent and occupancy	20	20	21	22	19
Selling, general and administrative	52	60	51	53	43
Depreciation and amortization	253	251	255	257	180
Total operating expenses	924	908	905	891	784
Operating income	878	799	892	780	627
Other income (expense), net	(54)	1,133	(59)	(106)	(44)
Income tax expense	187	679	183	146	189
Net income	$637	$1,253	$650	$528	$394
Net income attributable to non-controlling interest	(4)	(1)	(4)	(2)	(4)
Net income attributable to Intercontinental Exchange, Inc.	$633	$1,252	$646	$526	$390

Liquidity and Capital Resources
Below are charts that reflect our outstanding debt and capital allocation. The acquisition and integration costs in the chart below include cash paid for acquisitions, net of cash received for divestitures, cash paid for equity and equity method investments, cash paid for non-controlling interest and redeemable non-controlling interest, and acquisition-related transaction and integration costs, in each period (YTD represents the nine-month periods ended September 30th).
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
Consolidated cash and cash equivalents were $618 million and $583 million as of September 30, 2021 and December 31, 2020, respectively. We had $1.4 billion in short-term and long-term restricted cash and cash equivalents as of both September 30, 2021 and December 31, 2020.
As of September 30, 2021, the amount of unrestricted cash held by our non-U.S. subsidiaries was $400 million. Due to U.S. tax reform, the majority of our foreign earnings since January 1, 2018 have been subject to immediate U.S. income taxation, and the existing non-U.S. unrestricted cash balance can be distributed to the U.S. in the future with no material additional income tax consequences.
Our cash and cash equivalents and financial investments are managed as a global treasury portfolio of non-speculative financial instruments that are readily convertible into cash, such as overnight deposits, term deposits, money market funds, mutual funds for treasury investments, short duration fixed income investments and other money market instruments, thus ensuring high liquidity of financial assets. We may invest a portion of our cash in excess of short-term operating needs in investment-grade marketable debt securities, including government or government-sponsored agencies and corporate debt securities. As of September 30, 2021, we held $17 million of unrestricted cash that was set aside for legal, regulatory, and surveillance operations at NYSE.
Cash Flow
The following table presents the major components of net changes in cash, cash equivalents, and restricted cash and cash equivalents (in millions):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$2,130	$1,815
Investing activities	872	(9,702)
Financing activities	(2,928)	7,709
Effect of exchange rate changes	(4)	1
Net increase/(decrease) in cash, cash equivalents and restricted cash and cash equivalents	$70	$(177)
Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain items, including depreciation and amortization, deferred taxes, stock based compensation and the effects of changes in working capital.
The $315 million increase in net cash provided by operating activities during the nine months ended September 30, 2021 from the comparable period in 2020 was driven by the timing of accounts receivable collections of $119 million, primarily due to a prior period COVID-19-related decision to allow customers to defer payment of their 2020 listings invoices, as well as a $407 million increase in net income, adjusted for depreciation and amortization, deferred taxes and the gain from the sale of our Coinbase investment, net of taxes, of $898 million. These increases were partially offset by a decrease in Section 31 fee collections of $108 million, primarily due to lower rates, which were revised in February of each year. The remaining change is due to fluctuations in our working capital and the timing of various payments such as transaction-related expenses and taxes payable on the sale of our Coinbase investment.
Investing Activities
Consolidated net cash provided by investing activities for the nine months ended September 30, 2021 primarily relates to $1.2 billion of proceeds from the sale of our Coinbase investment, partially offset by $117 million of capital expenditures, $211 million of capitalized software development costs, and $23 million for the purchase of an equity method investment.

Consolidated net cash used in investing activities for the nine months ended September 30, 2020 primarily relates to $9.4 billion cash paid for acquisitions, primarily Ellie Mae, net of cash acquired, $114 million of capital expenditures and $154 million of capitalized software development costs.
The capital expenditures primarily relate to hardware and software purchases to continue the development and expansion of our electronic platforms, data services and clearing houses, and leasehold improvements. The software development expenditures primarily relate to the development and expansion of our electronic trading platforms, data services, mortgage services and clearing houses.
Financing Activities
Consolidated net cash used in financing activities for the nine months ended September 30, 2021 primarily relates to $1.2 billion in repayments of debt facilities, $1.1 billion in net repayments under our Commercial Paper Program, $561 million in dividend payments to stockholders and $69 million in cash payments related to treasury shares received for restricted stock tax payments and stock option exercises.
Consolidated net cash provided by financing activities for the nine months ended September 30, 2020 primarily relates to $9.6 billion in net proceeds from the issuances of our senior notes issued in May 2020 (i.e., the 2030 Senior Notes and the 2050 Senior Notes) and the August 2020 Notes, borrowings under our term loan facility maturing on February 21, 2022 and $1.1 billion in net issuances under our Commercial Paper Program, partially offset by $1.3 billion in repayments of our December 2020 Senior Notes, $1.2 billion in repurchases of common stock, $500 million in dividend payments to stockholders and $72 million in cash payments related to treasury shares received for restricted stock tax payments and stock option exercises.
Debt
As of September 30, 2021, we had $14.2 billion in outstanding debt, consisting of $12.9 billion of fixed rate senior notes, $1.3 billion under the Commercial Paper Program and $8 million under credit lines at our India subsidiaries. Our fixed rate senior notes of $12.9 billion have a weighted average maturity of 15 years and a weighted average cost of 3.0% per annum. The commercial paper notes had original maturities ranging from one to 75 days as of September 30, 2021, with a weighted average interest rate of 0.24% per annum, and a weighted average remaining maturity of 28 days. As of December 31, 2020, we had $16.5 billion in outstanding debt, consisting of $12.9 billion of fixed rate senior notes, $1.2 billion of floating rate senior notes, $2.4 billion under the Commercial Paper Program and $6 million under credit lines at our India subsidiaries. The commercial paper notes had original maturities ranging from four to 266 days as of December 31, 2020, with a weighted average interest rate of 0.40% per annum, and a weighted average remaining maturity of 82 days.
During the three months ended September 30, 2021, we used the proceeds from commercial paper issuances and cash on hand to fund the redemption of our $1.25 billion aggregate principal amount of senior floating rate notes due in June 2023, or the Floating Rate Notes. We delivered a notice of redemption of the Floating Rate Notes to Wells Fargo Bank, National Association, as trustee, under the indenture governing the Floating Rate Notes, which was delivered to the holders of the Floating Rate Notes on September 17, 2021, and they were subsequently redeemed on September 27, 2021. In connection with this redemption, we recorded $4 million in accelerated unamortized costs, which are included in interest expense in our consolidated statements of income for the three months ended September 30, 2021.
We have a $3.8 billion senior unsecured revolving credit facility, or the Credit Facility, pursuant to a credit agreement with Wells Fargo Bank, N.A., as primary administrative agent, issuing lender and swing-line lender, Bank of America, N.A., as syndication agent, backup administrative agent and swing-line lender, and the other lenders party thereto. As of September 30, 2021, of the $3.8 billion that is currently available for borrowing under the Credit Facility, $1.3 billion is required to back-stop the amount outstanding under our Commercial Paper Program and $172 million is required to support certain broker-dealer and other subsidiary commitments. The amount required to back-stop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $2.3 billion is available for working capital and general corporate purposes including, but not limited to, acting as a back-stop to future increases in the amounts outstanding under the Commercial Paper Program. On October 15, 2021, we agreed with the lenders to extend the maturity date of the Credit Facility to October 15, 2026, among other items.
Our Commercial Paper Program enables us to borrow efficiently at reasonable short-term interest rates and provides us with the flexibility to de-lever using our strong annual cash flows from operating activities whenever our leverage becomes elevated as a result of investment or acquisition activities. We had net repayments of $1.1 billion under our Commercial Paper Program during the nine months ended September 30, 2021. We used $1.2 billion of proceeds received from the sale of our Coinbase investment to pay down the commercial paper balance.
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
For the nine months ended September 30, 2021, we did not repurchase any of our outstanding common stock. For the nine months ended September 30, 2020, we repurchased 13.6 million shares of our outstanding common stock at a cost of $1.2 billion, including 10.4 million shares at a cost of $948 million under our Rule 10b5-1 trading plan and 3.2 million shares at a cost of $299 million on the open market. Shares repurchased are held in treasury stock.
We discontinued stock repurchases and terminated our Rule 10b5-1 trading plan in August 2020 in connection with the Ellie Mae acquisition. The remaining balance of Board approved funds for future repurchase as of September 30, 2021 is $1.2 billion. The approval of our Board for the share repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our Board may increase or decrease the amount available for repurchases from time to time.
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
During the third quarter of 2021, we paid a quarterly dividend of $0.33 per share of our common stock for an aggregate payout of $187 million, which includes the payment of dividend equivalents on unvested employee restricted stock units.
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
As of September 30, 2021, we had $1.2 billion authorized for future repurchases of our common stock. Refer to Note 11 to our consolidated financial statements included in this Quarterly Report for additional details on our stock repurchase program.
Our Board has adopted a quarterly dividend policy providing that dividends will be approved quarterly by the Board or the Audit Committee taking into account factors such as our evolving business model, prevailing business conditions, our current and future planned strategic growth initiatives and our financial results and capital requirements, without a predetermined net income payout ratio. On October 28, 2021, we announced a $0.33 per share dividend for the fourth quarter of 2021 with the dividend payable on December 31, 2021 to stockholders of record as of December 17, 2021.
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

	Exchanges Segment		Fixed Income and Data Services Segment		Mortgage Technology Segment		Consolidated
	Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Total revenues, less transaction-based expenses	$2,842	$2,760	$1,403	$1,360	$1,061	$245	$5,306	$4,365
Operating expenses	977	919	1,010	987	750	206	2,737	2,112
Less: Amortization of acquisition-related intangibles	56	53	136	144	277	38	469	235
Less: Transaction and integration costs and acquisition-related success fees	12	10	—	—	28	76	40	86
Less: Accrual relating to regulatory settlement	—	—	—	8	—	—	—	8
Adjusted operating expenses	$909	$856	$874	$835	$445	$92	$2,228	$1,783
Operating income	$1,865	$1,841	$393	$373	$311	$39	$2,569	$2,253
Adjusted operating income	$1,933	$1,904	$529	$525	$616	$153	$3,078	$2,582
Operating margin	66%	67%	28%	27%	29%	16%	48%	52%
Adjusted operating margin	68%	69%	38%	39%	58%	62%	58%	59%

Net income attributable to ICE common stockholders							$2,531	$1,563
Add: Amortization of acquisition-related intangibles							469	235
Add: Transaction and integration costs and acquisition-related success fees							40	86
Add: Accelerated unamortized costs related to the early payoff of the June 2023 floating rate senior notes							4	—
Add: Extinguishment of December 2020 Senior Notes							—	14
Add: Pre-acquisition interest expense on debt issued for Ellie Mae acquisition							—	5
Add: Accrual relating to legal settlement							16	—
Add: Accrual relating to regulatory settlement							—	8
Add: Impairment of CAT promissory notes							—	2
Less: Gain on sale of Coinbase equity investment							(1,227)	—
Less: Gain on value of equity investment							(34)	—
Less: Gain related to the settlement of an acquisition-related indemnification claim							(7)	—
Less: Net income from unconsolidated investees							(42)	(84)
Add/(Less): Income tax effect for the above items							204	(62)
Add: Deferred tax adjustments on acquisition-related intangibles							196	33
Adjusted net income attributable to ICE common stockholders							$2,150	$1,800

Basic earnings per share attributable to ICE common stockholders							$4.50	$2.85
Diluted earnings per share attributable to ICE common stockholders							$4.48	$2.83

Adjusted basic earnings per share attributable to ICE common stockholders							$3.82	$3.28
Adjusted diluted earnings per share attributable to ICE common stockholders							$3.80	$3.26

Basic weighted average common shares outstanding							563	549
Diluted weighted average common shares outstanding							565	552

	Exchanges Segment		Fixed Income and Data Services Segment		Mortgage Technology Segment		Consolidated
	Three Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Total revenues, less transaction-based expenses	$959	$818	$477	$450	$366	$143	$1,802	$1,411
Operating expenses	330	297	338	331	256	156	924	784
Less: Amortization of acquisition-related intangibles	19	18	45	48	92	28	156	94
Less: Transaction and integration costs	2	—	—	—	11	76	13	76
Less: Accrual relating to regulatory settlement	—	—	—	3	—	—	—	3
Adjusted operating expenses	$309	$279	$293	$280	$153	$52	$755	$611
Operating income	$629	$521	$139	$119	$110	$(13)	$878	$627
Adjusted operating income	$650	$539	$184	$170	$213	$91	$1,047	$800
Operating margin	66%	64%	29%	26%	30%	(9)%	49%	44%
Adjusted operating margin	68%	66%	39%	38%	58%	64%	58%	57%

Net income attributable to ICE common stockholders							$633	$390
Add: Amortization of acquisition-related intangibles							156	94
Add: Transaction and integration costs							13	76
Add: Accrual related to legal settlement							16	—
Add: Accrual related to regulatory settlement							—	3
Add: Accelerated unamortized costs related to the early payoff of the June 2023 floating rate senior notes							4	—
Add: Pre-acquisition interest expense on debt issued for Ellie Mae acquisition							—	5
Less: Gain on value of equity investment							(34)	—
Less: Net income from unconsolidated investees							(8)	(49)
Less: Income tax effect for the above items							(44)	(29)
Add/(Less): Deferred tax adjustments on acquisition-related intangibles							(1)	43
Adjusted net income attributable to ICE common stockholders							$735	$533

Basic earnings per share attributable to ICE common stockholders							$1.12	$0.71
Diluted earnings per share attributable to ICE common stockholders							$1.12	$0.71

Adjusted basic earnings per share attributable to ICE common stockholders							$1.31	$0.97
Adjusted diluted earnings per share attributable to ICE common stockholders							$1.30	$0.97

Basic weighted average common shares outstanding							563	548
Diluted weighted average common shares outstanding							566	551
Amortization of acquisition-related intangibles are included in non-GAAP adjustments as excluding these non-cash expenses provides greater clarity regarding our financial strength and stability of cash operating results.
Acquisition-related transaction and integration costs are included as part of our core business expenses, except for those that are directly related to the announcement, closing, financing, or termination of a transaction. However, we adjust for the acquisition-related transaction and integration costs for acquisitions such as Ellie Mae given the magnitude of the $11.4 billion purchase price of the acquisition. We also adjust for the acquisition-related transaction costs related to the merger between Bakkt and VIH due to the significance of the transaction. During the nine months ended September 30, 2020, we included a $10 million adjustment for Bridge2 Solutions acquisition costs resulting from a Bakkt incentive award market condition estimation adjustment as an acquisition-related success fee. This adjustment was directly related to the March 2020 capital call to fund the acquisition of Bridge2 Solutions and we believe is therefore appropriate since we exclude costs directly related to financing a transaction.
The acceleration of unamortized costs related to the early payoff of the June 2023 floating rate senior notes is included as a non-GAAP adjustment during the three months ended September 30, 2021 as it relates to the September 2021 early redemption of our June 2023 floating rate senior notes. The extinguishment payment on the December 2020 Senior Notes is included as a non-GAAP adjustment during the nine months ended September 30, 2020 as it relates to the June 2020 early redemption of the December 2020 Senior Notes, which had an original maturity of December 1, 2020, as a result of our new senior notes offering in May 2020. Those costs included both a make-whole redemption payment and duplicative interest. We also adjust for pre-acquisition interest expense on the August 2020 debt issued to fund a portion of the purchase price of our Ellie Mae acquisition. We do not consider any of these adjustments to be reflective of our normal operations.

We also include accruals relating to legal and regulatory settlements as non-GAAP adjustments, and during the nine months ended September 30, 2021, we adjust for a gain related to the settlement of an acquisition-related indemnification claim from a prior acquisition. We do not consider any of these events to be reflective of our core business operations.
During the nine months ended September 30, 2020, we included an additional consolidated audit trail, or CAT, promissory note impairment charge on work performed by a subsequent plan processor. Consistent with past practice, this is included as a non-GAAP adjustment as this is not considered a part of our core business operations.
During the nine months ended September 30, 2021, we exclude the gain on the sale of our Coinbase investment, and during the nine and three months ended September 30, 2021 we also exclude the fair value adjustment gain on our Euroclear equity investment. Such transactions are not considered a part of our core business operations.
Effective during the nine months ended September 30, 2021, we exclude net income from our unconsolidated equity method investees for purposes of calculating non-GAAP measures, and have retroactively restated the prior year periods for comparability purposes. As of September 30, 2021, this adjustment includes our share of net income from OCC and BondLink, and as of September 30, 2020, it included only OCC. Similar to the treatment of our investment in OCC, following the merger between Bakkt and VIH, we will exclude our equity method investment in Bakkt. This is consistent with how we treat changes in the fair value of our equity investments. We believe these adjustments provide greater clarity of our performance given that equity investments are non-cash and not a part of our core operations.
The income tax effects relating to all non-GAAP adjustments above are included as non-GAAP adjustments. We also include non-GAAP adjustments for deferred tax adjustments on acquisition-related intangibles. The deferred tax adjustment of $196 million for the nine months ended September 30, 2021 relates primarily to current year U.K. corporate income tax rate increase from 19% to 25% effective April 1, 2023. The deferred tax adjustments of $33 million and $43 million for the nine and three months ending September 30, 2020, respectively, were due to the prior year U.K. corporate income tax rate increase from 17% to 19% effective April 1, 2020 and to U.S. state apportionment changes.
For additional information on these items, refer to our consolidated financial statements included in this Quarterly Report and “—Consolidated Operating Expenses”, above.
Contractual Obligations and Commercial Commitments
During the nine months ended September 30, 2021, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K.
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
New and Recently Adopted Accounting Pronouncements
During the nine months ended September 30, 2021, there were no significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 of our 2020 Form 10-K.
Critical Accounting Policies
During the nine months ended September 30, 2021, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K.
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

Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term restricted cash and cash equivalents, short-term and long-term investments and indebtedness. As of September 30, 2021 and December 31, 2020, our cash and cash equivalents and short-term and long-term restricted cash and cash equivalents were $2.1 billion and $2.0 billion, respectively, of which $287 million and $245 million, respectively, were denominated in pounds sterling, euros or Canadian dollars, and the remaining amounts are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical 50% decrease in short-term interest rates would have an immaterial impact on our annual pre-tax earnings as of September 30, 2021, assuming no change in the amount or composition of our cash and cash equivalents and short-term and long-term restricted cash and cash equivalents.
As of September 30, 2021, we had $14.2 billion in outstanding debt, of which $12.9 billion relates to our fixed rate senior notes. The remaining amount outstanding of $1.3 billion relates to $1.3 billion outstanding under our Commercial Paper Program which bears interest at fluctuating rates, and $8 million under credit lines at our India subsidiaries. A hypothetical 100 basis point increase in short-term interest rates relating to the amounts outstanding under our Commercial Paper Program as of September 30, 2021 would decrease annual pre-tax earnings by $13 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity. See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Debt" included in this Quarterly Report.
The interest rates on our Commercial Paper Program are currently evaluated based upon current maturities and market conditions. The weighted average interest rate on our Commercial Paper Program decreased from 0.40% as of December 31, 2020 to 0.24% as of September 30, 2021. The effective interest rate of commercial paper issuances will continue to fluctuate based on the movement in short-term interest rates along with shifts in supply and demand within the commercial paper market.
Foreign Currency Exchange Rate Risk
As an international business, we are subject to foreign currency exchange rate risk. We may experience gains or losses from foreign currency transactions in the future given that a significant part of our assets and liabilities are recorded in pounds sterling, Canadian dollars or euros, and a significant portion of our revenues and expenses are recorded in pounds sterling or euros. Certain assets, liabilities, revenues and expenses of foreign subsidiaries are denominated in the local functional currency of such subsidiaries. Our exposure to foreign denominated earnings for the nine and three months ended September 30, 2021 and 2020 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Nine Months Ended September 30, 2021		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2020		Three Months Ended September 30, 2020
	Pound Sterling	Euro	Pound Sterling	Euro	Pound Sterling	Euro	Pound Sterling	Euro
Average exchange rate to the U.S. dollar in the current year period	1.3854	1.1967	1.3784	1.1788	1.2708	1.1242	1.2916	1.1691
Average exchange rate to the U.S. dollar in the same period in the prior year	1.2708	1.1242	1.2916	1.1691	1.2734	1.1237	1.2330	1.1118
Average exchange rate increase (decrease)	9%	6%	7%	1%	—%	—%	5%	5%
Foreign denominated percentage of:
Revenues, less transaction-based expenses	7%	6%	7%	6%	7%	6%	7%	6%
Operating expenses	8%	2%	8%	2%	9%	2%	8%	2%
Operating income	5%	10%	5%	11%	6%	9%	5%	10%
Impact of the currency fluctuations (1) on:
Revenues, less transaction-based expenses	$29	$18	$8	$1	$(1)	$(1)	$4	$4
Operating expenses	$18	$3	$5	$—	$—	$—	$3	$1
Operating income	$11	$15	$3	$1	$(1)	$(1)	$1	$3

(1)    Represents the impact of currency fluctuation for the nine and three months ended September 30, 2021 and 2020 compared to the same periods in the prior year.

We have a significant part of our assets, liabilities, revenues and expenses recorded in pounds sterling or euros. For both the nine and three months ended September 30, 2021, 13% of our consolidated revenues, less transaction-based expenses were denominated in pounds sterling or euros and for both the nine and three months ended September 30, 2021, 10% of our consolidated operating expenses were denominated in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.
Foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables occurs through our operations, which are received in or paid in pounds sterling, Canadian dollars, or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We incurred foreign currency transaction losses of $11 million and $2 million for the nine months ended September 30, 2021 and 2020, respectively, and $2 million and $3 million for the three months ended September 30, 2021 and 2020, respectively, inclusive of the impact of foreign currency transactions. The foreign currency transaction losses were primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. A 10% adverse change in the underlying foreign currency exchange rates as of September 30, 2021, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity, would result in a foreign currency transaction loss of $19 million.
We entered into foreign currency hedging transactions during the nine and three months ended September 30, 2021 and 2020 as economic hedges to help mitigate a portion of our foreign exchange risk exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. Although we may enter into additional hedging transactions in the future, these hedging arrangements may not be effective, particularly in the event of imprecise forecasts of the levels of our non-U.S. denominated assets and liabilities.
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

	As of September 30, 2021
	Position in pounds sterling	Position in Canadian dollars		Position in euros
Assets	£739	C$	2,071	€216
of which goodwill represents	572	400		92
Liabilities	91	1,656		56
Net currency position	£648	C$	415	€160
Net currency position, in $USD	$872		$327	$184
Negative impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$87		$33	$18
Foreign currency translation adjustments are included as a component of accumulated other comprehensive income/(loss) within our balance sheet. See the tables below for the portion of equity attributable to foreign currency translation adjustments as well as the activity for the nine and three months ended September 30, 2021 included within our statement of other comprehensive income. The impact of the foreign currency exchange rate differences in the tables below were primarily driven by fluctuations of the pound sterling as compared to the U.S. dollar which were 1.3474, 1.3831 and 1.3665 as of September 30, 2021, June 30, 2021 and December 31, 2020, respectively, and by fluctuations of the euro as compared to the U.S. dollar which were 1.1578, 1.1857 and 1.2216 as of September 30, 2021, June 30, 2021 and December 31, 2020, respectively.

Changes in Accumulated Other Comprehensive Income/(Loss) from Foreign Currency Translation Adjustments (in millions)
Balance, as of December 31, 2020	$(134)
Net current period other comprehensive income/(loss)	(15)
Balance, as of September 30, 2021	$(149)

Changes in Accumulated Other Comprehensive Income/(Loss) from Foreign Currency Translation Adjustments (in millions)
Balance, as of June 30, 2021	$(117)
Net current period other comprehensive income/(loss)	(32)
Balance, as of September 30, 2021	$(149)
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
Clearing House Cash Deposit Risks
The ICE Clearing Houses hold material amounts of clearing member cash and invested deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. Refer to Note 13 to our consolidated financial statements for more information on the ICE Clearing Houses' cash and invested deposits, which were $108.7 billion as of September 30, 2021. While we seek to achieve a reasonable rate of return which may generate interest income for our clearing members, we are primarily concerned with preservation of capital and managing the risks associated with these deposits. As the ICE Clearing Houses may pass on interest revenues (minus costs) to the clearing members, this could include negative or reduced yield due to market conditions. For a summary of the risks associated with these deposits and how these risks are mitigated, see Part II, Item 7(A) “Quantitative and Qualitative Disclosures About Market Risk” in our 2020 Form 10-K.
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
ITEM 1(A).     RISK FACTORS
During the nine months ended September 30, 2021, there were no significant new risk factors from those disclosed in Part I, Item 1A, "Risk Factors" in our 2020 Form 10-K. In addition to the other information set forth in this Quarterly Report, including the information in the "- Regulation" section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the factors discussed under “Risk Factors” and the regulation discussion under “Business - Regulation” in our 2020 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our 2020 Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business.

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
The following materials from Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	—	The cover page from Intercontinental Exchange, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL.

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

Intercontinental Exchange, Inc. (Registrant)

Date: October 28, 2021	By:	/s/ A. Warren Gardiner
A. Warren Gardiner
Chief Financial Officer
(Principal Financial Officer)