Form 10-Q
period 2022-03-31
Intercontinental Exchange, Inc.
filed 2022-05-05
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☑
As of May 2, 2022, the number of shares of the registrant’s Common Stock outstanding was 558,266,299 shares.

INTERCONTINENTAL EXCHANGE, INC.
Form 10-Q
Quarterly Period Ended March 31, 2022

PART I. Financial Statements
Item 1.    Consolidated Financial Statements

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)

	As of	As of December 31, 2021
	March 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$638	$607
Short-term restricted cash and cash equivalents	1,101	1,035
Cash and cash equivalent margin deposits and guaranty funds	161,147	145,936
Invested deposits, delivery contracts receivable and unsettled variation margin	3,776	4,493
Customer accounts receivable, net of allowance for doubtful accounts of $24 at both March 31, 2022 and December 31, 2021	1,696	1,208
Prepaid expenses and other current assets	1,020	1,021
Total current assets	169,378	154,300
Property and equipment, net	1,733	1,699
Other non-current assets:
Goodwill	21,141	21,123
Other intangible assets, net	13,576	13,736
Long-term restricted cash and cash equivalents	405	398
Other non-current assets	2,255	2,246
Total other non-current assets	37,377	37,503
Total assets	$208,488	$193,502

Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$733	$703
Section 31 fees payable	50	57
Accrued salaries and benefits	148	354
Deferred revenue	589	194
Short-term debt	1,777	1,521
Margin deposits and guaranty funds	161,147	145,936
Invested deposits, delivery contracts payable and unsettled variation margin	3,776	4,493
Other current liabilities	259	153
Total current liabilities	168,479	153,411
Non-current liabilities:
Non-current deferred tax liability, net	4,011	4,100
Long-term debt	12,401	12,397
Accrued employee benefits	195	200
Non-current operating lease liability	288	252
Other non-current liabilities	411	394
Total non-current liabilities	17,306	17,343
Total liabilities	185,785	170,754
Commitments and contingencies

Equity:
Intercontinental Exchange, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 1,500 shares authorized; 633 and 631 issued at March 31, 2022 and December 31, 2021, respectively, and 559 and 561 shares outstanding at March 31, 2022 and December 31, 2021, respectively	6	6
Treasury stock, at cost; 74 and 70 shares at March 31, 2022 and December 31, 2021, respectively	(6,064)	(5,520)
Additional paid-in capital	14,153	14,069
Retained earnings	14,793	14,350
Accumulated other comprehensive loss	(221)	(196)
Total Intercontinental Exchange, Inc. stockholders’ equity	22,667	22,709
Non-controlling interest in consolidated subsidiaries	36	39
Total equity	22,703	22,748
Total liabilities and equity	$208,488	$193,502

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Exchanges	$1,643	$1,606
Fixed income and data services	509	468
Mortgage technology	307	355
Total revenues	2,459	2,429
Transaction-based expenses:
Section 31 fees	51	125
Cash liquidity payments, routing and clearing	509	507
Total revenues, less transaction-based expenses	1,899	1,797
Operating expenses:
Compensation and benefits	359	354
Professional services	34	44
Acquisition-related transaction and integration costs	9	18
Technology and communication	175	162
Rent and occupancy	21	21
Selling, general and administrative	55	51
Depreciation and amortization	254	255
Total operating expenses	907	905
Operating income	992	892
Other income/(expense):
Interest income	1	—
Interest expense	(103)	(107)
Other income/(expense), net	(58)	48
Other income/(expense), net	(160)	(59)
Income before income tax expense	832	833
Income tax expense	165	183
Net income	$667	$650
Net income attributable to non-controlling interest	(10)	(4)
Net income attributable to Intercontinental Exchange, Inc.	$657	$646
Earnings per share attributable to Intercontinental Exchange, Inc. common stockholders:
Basic	$1.17	$1.15
Diluted	$1.16	$1.14
Weighted average common shares outstanding:
Basic	561	562
Diluted	564	565

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$667	$650
Other comprehensive income/(loss):
Foreign currency translation adjustments, net of tax benefit of $1 for the three months ended March 31, 2021	(25)	7
Change in equity method investment	—	1
Other comprehensive income/(loss)	(25)	8
Comprehensive income	$642	$658
Comprehensive income attributable to non-controlling interest	(10)	(4)
Comprehensive income attributable to Intercontinental Exchange, Inc.	$632	$654

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Value	Shares	Value
Balance, as of December 31, 2021	631	$6	(70)	$(5,520)	$14,069	$14,350	$(196)	$39	$22,748
Other comprehensive loss	—	—	—	—	—	—	(25)	—	(25)
Exercise of common stock options	—	—	—	—	15	—	—	—	15
Repurchases of common stock	—	—	(3)	(475)	—	—	—	—	(475)
Payments relating to treasury shares	—	—	(1)	(69)	—	—	—	—	(69)
Stock-based compensation	—	—	—	—	45	—	—	—	45
Issuance under the employee stock purchase plan	—	—	—	—	24	—	—	—	24
Issuance of restricted stock	2	—	—	—	—	—	—	—	—
Distributions of profits	—	—	—	—	—	—	—	(13)	(13)
Dividends paid to stockholders	—	—	—	—	—	(214)	—	—	(214)
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	(10)	—	10	—
Net income	—	—	—	—	—	667	—	—	667
Balance, as of March 31, 2022	633	$6	(74)	$(6,064)	$14,153	$14,793	$(221)	$36	$22,703

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Value	Shares	Value
Balance, as of December 31, 2020	629	$6	(68)	$(5,200)	$13,845	$11,039	$(192)	$36	$19,534	$93
Other comprehensive income	—	—	—	—	—	—	8	—	8	—
Exercise of common stock options	—	—	—	—	3	—	—	—	3	—
Payments relating to treasury shares	—	—	—	(65)	—	—	—	—	(65)	—
Stock-based compensation	—	—	—	—	42	—	—	—	42	—
Issuance under the employee stock purchase plan	—	—	—	—	18	—	—	—	18	—
Issuance of restricted stock	2	—	—	—	—	—	—	—	—	—
Distributions of profits	—	—	—	—	—	—	—	(11)	(11)	—
Dividends paid to stockholders	—	—	—	—	—	(187)	—	—	(187)	—
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	(4)	—	6	2	(2)
Net income	—	—	—	—	—	650	—	—	650	—
Balance, as of March 31, 2021	631	$6	(68)	$(5,265)	$13,908	$11,498	$(184)	$31	$19,994	$91

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net income	$667	$650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	254	255
Stock-based compensation	38	36
Deferred taxes	(86)	(22)
Net losses/(income) from unconsolidated investees	42	(25)
Other	9	15
Changes in assets and liabilities:
Customer accounts receivable	(480)	(303)
Other current and non-current assets	(56)	(108)
Section 31 fees payable	(7)	(84)
Deferred revenue	411	375
Other current and non-current liabilities	(36)	(55)
Total adjustments	89	84
Net cash provided by operating activities	756	734

Investing activities:
Capital expenditures	(36)	(40)
Capitalized software development costs	(67)	(76)
Purchases of invested margin deposits	(651)	(1,140)
Proceeds from sales of invested margin deposits	1,709	1,700
Other	(73)	—
Net cash provided by investing activities	882	444

Financing activities:
Proceeds from/(redemption of) commercial paper, net	256	(343)
Repurchases of common stock	(475)	—
Dividends to stockholders	(214)	(187)
Change in cash and cash equivalent margin deposits and guaranty funds	14,153	1,471
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(69)	(65)
Other	27	12
Net cash provided by financing activities	13,678	888
Effect of exchange rate changes on cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	(1)	(1)
Net increase in cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	15,315	2,065
Cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at beginning of period	147,976	83,619
Cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at end of period	$163,291	$85,684

Supplemental cash flow disclosure:
Cash paid for income taxes	$90	$131
Cash paid for interest	$117	$128

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(In millions)
(Unaudited)

Reconciliation of the components of cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds to the balance sheet:	As of March 31, 2022	As of March 31, 2021
Cash and cash equivalents	$638	$562
Short-term restricted cash and cash equivalents	1,101	1,065
Long-term restricted cash and cash equivalents	405	398
Cash and cash equivalent margin deposits and guaranty funds	161,147	83,659
Total	$163,291	$85,684
See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.Description of Business
Nature of Business and Organization
We are a provider of market infrastructure, data services and technology solutions to a broad range of customers including financial institutions, corporations and government entities. Our products, which span major asset classes including futures, equities, fixed income and United States, or U.S., residential mortgages, provide our customers with access to mission critical tools that are designed to increase asset class transparency and workflow efficiency.
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
•In our Mortgage Technology segment, we provide an end-to-end technology platform that offers customers comprehensive, digital workflow tools that aim to address the inefficiencies that exist in the U.S. residential mortgage market, from application through closing and the secondary market.
We operate marketplaces, technology and provide data services in the U.S., United Kingdom, or U.K., European Union, or EU, Canada, Asia Pacific and the Middle East.

2.     Summary of Significant Accounting Policies
Basis of Presentation
We prepared the accompanying unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2021. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in our opinion, necessary for a fair presentation of results for the interim periods presented. We believe that these adjustments are of a normal recurring nature.
Preparing financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the amounts that are reported in our consolidated financial statements and accompanying disclosures. Actual amounts could differ from those estimates. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
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
We have considered the impacts of the ongoing conflict between Russia, Belarus and Ukraine on our financial statements. As of March 31, 2022, our businesses and operations, including our exchanges, clearing houses, listings venues, data services businesses and mortgage platforms, have not suffered a material negative impact as a result of these events. There continues to be uncertainty surrounding the extent and duration of this ongoing conflict and the impact that it may have on the global economy and on our business.
Consolidated Statements of Cash Flows Presentation
As of December 31, 2021, we revised our consolidated statements of cash flows to include changes in cash and cash equivalent margin within cash flows from financing activities and changes in invested margin deposits within cash flows from investing activities. This immaterial revision did not have an effect on our previously reported consolidated balance sheets, statements of income, statements of comprehensive income, or statements of changes in equity and redeemable non-controlling interest or the related disclosures. Cash and cash equivalent margin amounts cannot be used to satisfy the Company's operating or other liabilities, as further discussed in Note 12. The following table summarizes the immaterial revisions to our historical consolidated statements of cash flows for the three months ended March 31, 2021 (in millions):

	Three Months Ended March 31, 2021
	As Previously Presented	Adjustment	As Adjusted
Purchases of invested margin deposits (within investing activities)	$—	$(1,140)	$(1,140)
Proceeds from sales of invested margin deposits (within investing activities)	—	1,700	1,700
Net cash provided by/(used in) investing activities	(116)	560	444
Change in cash and cash equivalent margin deposits and guaranty funds (within financing activities)	—	1,471	1,471
Net cash provided by/(used in) financing activities	(583)	1,471	888
Net increase in cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	34	2,031	2,065
Cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at beginning of period	1,991	81,628	83,619
Cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at end of period	$2,025	$83,659	$85,684
Recently Adopted Accounting Pronouncements
During the three months ended March 31, 2022, there were no significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021, or the 2021 Form 10-K.

3.     Divestiture
Bakkt Transaction
As discussed in Note 3 to the consolidated financial statements included in Part II, Item 8 of our 2021 Form 10-K, on October 15, 2021, Bakkt Holdings, LLC, or Bakkt, completed its merger with VPC Impact Acquisition Holdings, or VIH, a special purpose acquisition company sponsored by Victory Park Capital, or VPC. The newly combined company was renamed Bakkt Holdings, Inc. and is listed on the New York Stock Exchange, or NYSE.
Following the transaction, we held an approximate 68% economic interest in the combined company. As a result of limitations on ICE from the Bakkt voting agreement entered into in connection with the transaction, we hold a minority voting interest in the combined company. Prior to the closing, Bakkt revenues and operating expenses were reported within our consolidated revenues and operating expenses. Following the closing, as a consequence of holding a minority voting interest in the combined company, during the fourth quarter of 2021 we deconsolidated Bakkt and treat it as an equity method investment within our financial statements.

4. Investments
Equity Investments
Our equity investments, including our investment in Euroclear plc, or Euroclear, among others, are subject to valuation under ASU 2016-01, Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. See Note 14 for a discussion of our determination of fair value of our financial instruments.
Investment in Euroclear
We own a 9.8% stake in Euroclear as of March 31, 2022 that we originally purchased for $631 million, and we participate on the Euroclear Board of Directors. Euroclear is a provider of post-trade services, including settlement, central securities depositories and related services for cross-border transactions across asset classes. We classify our investment in Euroclear as an equity investment. As of March 31, 2022, the adjusted fair value of our Euroclear investment was $701 million.

On October 18, 2021, we announced that we had reached an agreement to sell our entire 9.8% stake in Euroclear for €709 million. As a result, the entire carrying value of our Euroclear investment is included in other current assets within our accompanying consolidated balance sheet. The sale is subject to customary closing conditions and regulatory approval.
We did not receive a dividend from Euroclear during the three months ended March 31, 2022. We recognized dividend income of $30 million during the three months ended March 31, 2021 from Euroclear, which is included in other income.
Equity Method Investments
Our equity method investments include the Options Clearing Corporation, or OCC, and Bakkt, among others. Our equity method investments are included in other non-current assets in the accompanying consolidated balance sheet. We carry our equity method investments at cost and assess the carrying value periodically if impairment indicators are present. At the end of each reporting period, we record our share of profits or losses of our equity method investments as equity earnings included in other income. We recognized ($42 million) and $25 million as our share of estimated (losses)/profits, net, from our equity method investments during the three months ended March 31, 2022 and 2021, respectively. The estimated losses during the three months ended March 31, 2022 are primarily related to our investment in Bakkt, and the estimated profits during the three months ended March 31, 2021 are related to our investment in OCC. Both periods include adjustments to reflect the difference between reported prior period actual results from our original estimates.
Investment in OCC
We own a 40% interest in OCC through a direct investment by the NYSE. OCC is regulated by the SEC as a registered clearing agency and by the Commodity Futures Trading Commission, or CFTC, as a derivatives clearing organization. OCC serves as a clearing house for securities options, security futures, commodity futures and options on futures traded on various independent exchanges. OCC clears securities options traded on NYSE Arca and NYSE Amex Options, along with other non-affiliated exchanges.
Investment in Bakkt
Following Bakkt's October 15, 2021 merger with VIH, we held an approximate 68% economic interest in Bakkt and treat it as an equity method investment (see Note 3). As of March 31, 2022 the carrying value of our Bakkt investment is $1.5 billion.

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
Certain judgments and estimates are used in the identification and timing of satisfaction of performance obligations and the related allocation of transaction price. We believe that these represent a faithful depiction of the transfer of services to our customers. Refer to Note 5 to the consolidated financial statements included in Part II, Item 8 of our 2021 Form 10-K where our primary revenue contract classifications are described in detail.

The following table depicts the disaggregation of our revenue according to business line and segment (in millions). Amounts here have been aggregated as they follow consistent revenue recognition patterns, and are consistent with the segment information in Note 15:

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Three Months Ended March 31, 2022:
Total revenues	$1,643	$509	$307	$2,459
Transaction-based expenses	560	—	—	560
Total revenues, less transaction-based expenses	$1,083	$509	$307	$1,899

Timing of Revenue Recognition
Services transferred at a point in time	$634	$76	$142	$852
Services transferred over time	449	433	165	1,047
Total revenues, less transaction-based expenses	$1,083	$509	$307	$1,899

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Three Months Ended March 31, 2021:
Total revenues	$1,606	$468	$355	$2,429
Transaction-based expenses	632	—	—	632
Total revenues, less transaction-based expenses	$974	$468	$355	$1,797

Timing of Revenue Recognition
Services transferred at a point in time	$561	$60	$221	$842
Services transferred over time	413	408	134	955
Total revenues, less transaction-based expenses	$974	$468	$355	$1,797

The Exchanges segment revenues above include $214 million and $207 million of data services revenues for the three months ended March 31, 2022 and 2021, respectively. Fixed Income and Data Services segment revenues above include $422 million and $399 million of data services revenues for the three months ended March 31, 2022 and 2021, respectively. Our data services revenues are transferred over time, and a majority of those revenues are performed over a short period of time of one month or less and relate to subscription-based data services billed monthly, quarterly or annually in advance. These revenues are recognized ratably over time as our data delivery performance obligations are met consistently throughout the period.
The Exchanges segment revenues above also include $129 million and $113 million for the three months ended March 31, 2022 and 2021, respectively, of services transferred over time related to listings, as well as $76 million and $66 million for the three months ended March 31, 2022 and 2021, respectively, for services transferred over time related to risk management of open interest performance obligations. In addition, the Exchanges segment revenues include $30 million and $27 million for the three months ended March 31, 2022 and 2021, respectively, of services transferred over time related to regulatory fees, trading permits, and software licenses.
The Fixed Income and Data Services segment revenues above also include $11 million and $9 million for the three months ended March 31, 2022 and 2021, respectively, for services transferred over time related to risk management of open interest performance obligations, primarily in our CDS business.
The Mortgage Technology segment revenues transferred over time in the table above primarily relate to our origination technology revenue where performance obligations consist of a series of distinct services and are recognized over the contract terms as subscription performance obligations are satisfied, and to a lesser extent, professional services revenues.

6. Goodwill and Other Intangible Assets
The following is a summary of the activity in the goodwill balance for the three months ended March 31, 2022 (in millions):

Goodwill balance at December 31, 2021	$21,123
Acquisitions	32
Foreign currency translation	(11)
Other activity, net	(3)
Goodwill balance at March 31, 2022	$21,141
The following is a summary of the activity in the other intangible assets balance for the three months ended March 31, 2022 (in millions):

Other intangible assets balance at December 31, 2021	$13,736
Foreign currency translation	(10)
Amortization of other intangible assets	(153)
Other activity, net	3
Other intangible assets balance at March 31, 2022	$13,576
Foreign currency translation adjustments result from a portion of our goodwill and other intangible assets being held at our U.K., EU and Canadian subsidiaries, whose functional currencies are not the U.S. dollar. The changes in other activity, net, in the table above primarily relate to adjustments to the fair value of the net tangible and intangible assets made within one year of acquisitions, with a corresponding adjustment to goodwill. We have performed an analysis of impairment indicators and did not recognize any impairment losses on goodwill or other intangible assets during the three months ended March 31, 2022.

7. Deferred Revenue
Our contract liabilities, or deferred revenue, represent consideration received that is yet to be recognized as revenue. Total deferred revenue was $695 million as of March 31, 2022, including $589 million in current deferred revenue and $106 million in other non-current liabilities. The changes in our deferred revenue during the three months ended March 31, 2022 are as follows (in millions):

	Annual Listings Revenues	Original Listings Revenues	Other Listings Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at December 31, 2021	$—	$19	$93	$93	$79	$284
Additions	419	26	27	186	26	684
Amortization	(108)	(9)	(12)	(112)	(32)	(273)
Deferred revenue balance at March 31, 2022	$311	$36	$108	$167	$73	$695

The changes in our deferred revenue during the three months ended March 31, 2021 are as follows (in millions):

	Annual Listings Revenues	Original Listings Revenues	Other Listings Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at December 31, 2020	$—	$13	$92	$95	$59	$259
Additions	377	9	24	175	19	604
Amortization	(96)	(6)	(12)	(105)	(10)	(229)
Deferred revenue balance at March 31, 2021	$281	$16	$104	$165	$68	$634
Included in the amortization recognized during the three months ended March 31, 2022 is $73 million related to the deferred revenue balance as of December 31, 2021. Included in the amortization recognized for the three months ended March 31, 2021 is $62 million related to the deferred revenue balance as of December 31, 2020. As of March 31, 2022, the remaining deferred revenue balance will be recognized over the period of time we satisfy our performance obligations as described in Note 5.

8. Debt
Our total debt, including short-term and long-term debt, consisted of the following (in millions):

	As of March 31, 2022	As of December 31, 2021
Debt:
Short-term debt:
Commercial Paper	$1,268	$1,012
2022 Senior Notes (2.35% senior unsecured notes due September 15, 2022)	500	499
Other short-term debt	9	10
Total short-term debt	1,777	1,521
Long-term debt:
2023 Senior Notes (0.70% senior unsecured notes due June 15, 2023)	998	997
2023 Senior Notes (3.45% senior unsecured notes due September 21, 2023)	399	399
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	798	797
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,246	1,246
2027 Senior Notes (3.10% senior unsecured notes due September 15, 2027)	497	497
2028 Senior Notes (3.75% senior unsecured notes due September 21, 2028)	594	594
2030 Senior Notes (2.10% senior unsecured notes due June 15, 2030)	1,235	1,234
2032 Senior Notes (1.85% senior unsecured notes due September 15, 2032)	1,483	1,483
2040 Senior Notes (2.65% senior unsecured notes due September 15, 2040)	1,230	1,230
2048 Senior Notes (4.25% senior unsecured notes due September 21, 2048)	1,231	1,230
2050 Senior Notes (3.00% senior unsecured notes due June 15, 2050)	1,220	1,220
2060 Senior Notes (3.00% senior unsecured notes due September 15, 2060)	1,470	1,470
Total long-term debt	12,401	12,397
Total debt	$14,178	$13,918
Our senior notes of $12.9 billion have a weighted average maturity of 15 years and a weighted average cost of 2.9% per annum.
Credit Facilities
We have a $3.8 billion senior unsecured revolving credit facility, or the Credit Facility, with a maturity date of October 15, 2026 and future capacity to increase our borrowings under the Credit Facility by an additional $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. No amounts were outstanding under the Credit Facility as of March 31, 2022.
As of March 31, 2022, of the $3.8 billion that is currently available for borrowing under the Credit Facility, $1.3 billion is required to backstop the amount outstanding under our U.S. dollar commercial paper program, or the Commercial Paper Program, and $171 million is required to support certain broker-dealer and other subsidiary commitments. The amount required to backstop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $2.3 billion is available for working capital and general corporate purposes including, but not limited to, acting as a backstop to future increases in the amounts outstanding under the Commercial Paper Program.
Our India subsidiaries maintain $20 million of credit lines for their general corporate purposes. As of March 31, 2022, they had borrowed $9 million, which is reflected as “other short-term debt” in the table above.
Commercial Paper Program
Our Commercial Paper Program is currently backed by the borrowing capacity available under the Credit Facility, as described above. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense. During the three months ended March 31, 2022, we had net issuances of $256 million under the Commercial Paper Program.
Commercial paper notes of $1.3 billion with original maturities ranging from one to 43 days were outstanding as of March 31, 2022, with a weighted average interest rate of 0.99% per annum, and a weighted average remaining maturity of 21 days.

9. Share-Based Compensation
We currently sponsor employee and director stock option, restricted stock and employee stock purchase plans. Stock options and restricted stock are granted at the discretion of the Compensation Committee of our Board of Directors, or Board, based on the estimated fair value on the date of grant. The fair value of the stock options and restricted stock on the date of grant is recognized as expense over the vesting period, net of forfeitures. The non-cash compensation expenses recognized in our consolidated statements of income for stock options, restricted stock and under our employee stock purchase plan, net of amounts classified as capitalized software, were $38 million and $36 million for the three months ended March 31, 2022 and 2021, respectively.
Stock Option Plans
We use the Black-Scholes option pricing model to value our stock option awards. During the three months ended March 31, 2022 and 2021, we used the assumptions in the table below to compute the value:

	Three Months Ended March 31,
Assumptions:	2022	2021
Risk-free interest rate	1.72%	0.64%
Expected life in years	6.0	5.7
Expected volatility	23%	24%
Expected dividend yield	1.17%	1.16%
Estimated weighted-average fair value of options granted per share	$28.18	$22.70
The risk-free interest rate is based on the zero-coupon U.S. Treasury yield curve in effect at the date of grant. The expected life is derived from historical and anticipated future exercise patterns. Expected volatility is based on historical volatility data of our stock.
Restricted Stock Plans
Restricted shares are used as an incentive to attract and retain qualified employees and to align our and our stockholders' interests by linking actual performance to both short and long-term stockholder return. We issue awards that may contain a combination of time, performance and/or market conditions. The grant date fair value of each award is based on the closing stock price of our stock at the date of grant. For time-based restricted stock, we recognize expense ratably over the vesting period, which is typically three or four years, net of forfeitures.
In February 2022, we reserved a maximum of 0.7 million restricted shares for potential issuance as performance-based restricted shares to certain of our employees. The number of shares ultimately granted under this award will be based on our actual financial performance as compared to financial performance targets set by our Board and the Compensation Committee for the year ending December 31, 2022, and will also be subject to a market condition reduction based on how our 2022 total stockholder return, or TSR, compares to that of the S&P 500 Index. The maximum compensation expense to be recognized under these performance-based restricted shares is $84 million if the maximum financial performance target is met and all 0.7 million shares vest. The compensation expense to be recognized under these performance-based restricted shares will be $42 million if the target financial performance is met, which would result in 0.3 million shares vesting. For these awards with performance conditions, we recognize expense on an accelerated basis over the three-year vesting period based on our quarterly assessment of the probable 2022 actual financial performance as compared to the 2022 financial performance targets. As of March 31, 2022, our best estimate is that the financial performance level will be at target for 2022. Based on this assessment, we recorded non-cash compensation expense of $4 million for the three months ended March 31, 2022, related to these awards and the remaining $38 million in non-cash compensation expense will be recorded on an accelerated basis over the remaining vesting period, including $19 million which will be recorded over the remainder of 2022.
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

10.      Equity
Stock Repurchase Program
In December 2021, our Board approved an aggregate of $3.15 billion for future repurchases of our common stock with no fixed expiration date that became effective on January 1, 2022. The $3.15 billion replaced the previous amount approved by the Board. We fund repurchases from our operating cash flow or borrowings under our debt facilities or our Commercial Paper Program. Repurchases may be made from time to time on the open market, through established trading plans, in privately-negotiated transactions or otherwise, in accordance with all applicable securities laws, rules and regulations. We may begin or discontinue stock repurchases at any time and may amend or terminate a Rule 10b5-1 trading plan at any time or enter into additional plans.
During the three months ended March 31, 2022, we repurchased a total of 3.7 million shares of our outstanding common stock at a cost of $475 million, consisting of 3.3 million shares at a cost of $425 million under our Rule 10b5-1 trading plan and 0.4 million shares at a cost of $50 million on the open market during an open trading period. We had no stock repurchases during the three months ended March 31, 2021. As of March 31, 2022, the remaining balance of Board approved funds for future repurchases was $2.7 billion. The approval of our Board for the share repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our Board may increase or decrease the amount available for repurchases from time to time.
Dividends
During the three months ended March 31, 2022 and 2021, we declared and paid cash dividends per share of $0.38 and $0.33, respectively, for an aggregate payout of $214 million and $187 million, respectively. The declaration of dividends is subject to the discretion of our Board. Our Board has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be determined quarterly by the Board or the Audit Committee, taking into account such factors as our evolving business model, prevailing business conditions, our financial results and capital requirements and other considerations which our Board deems relevant, without a predetermined annual net income payout ratio.
Accumulated Other Comprehensive Income/(Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income/ (loss) (in millions):

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2021	$(150)	$2	$(48)	$(196)
Other comprehensive income/(loss)	(25)	—	—	(25)
Income tax benefit (expense)	—	—	—	—
Net current period other comprehensive income/(loss)	(25)	—	—	(25)
Balance, as of March 31, 2022	$(175)	$2	$(48)	$(221)

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2020	$(134)	$1	$(59)	$(192)
Other comprehensive income/(loss)	6	2	—	8
Income tax benefit (expense)	1	(1)	—	—
Net current period other comprehensive income/(loss)	7	1	—	8
Balance, as of March 31, 2021	$(127)	$2	$(59)	$(184)

11. Income Taxes
Our effective tax rate was 20% and 22% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022 was lower than the effective tax rate for the comparable period in 2021 primarily due to state apportionment changes as well as updates involving our equity method investments.

12. Clearing Operations
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
Our clearing houses are responsible for providing clearing services to each of our futures exchanges, and in some cases to third-party execution venues, and are as follows, referred to herein collectively as "the ICE Clearing Houses":

Clearing House	Products Cleared	Exchange where Executed	Location
ICE Clear Europe	Energy, agricultural, interest rates and equity index futures and options contracts and OTC European CDS instruments	ICE Futures Europe, ICE Futures U.S., ICE Endex, ICE Futures Abu Dhabi and third-party venues	U.K.
ICE Clear U.S.	Agricultural, metals, and foreign exchange, or FX, index futures and options contracts, equity futures contracts, and digital assets futures contracts	ICE Futures U.S.	U.S.
ICE Clear Credit	OTC North American, European, Asian-Pacific and Emerging Market CDS instruments	Creditex and third-party venues	U.S.
ICE Clear Netherlands	Derivatives on equities and equity indices traded on regulated markets	ICE Endex	The Netherlands
ICE Clear Singapore	Energy, metals and financial futures products and digital assets futures contracts	ICE Futures Singapore	Singapore
ICE NGX	Physical North American natural gas and electricity	ICE NGX	Canada
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
Should a particular Member fail to deposit its original margin or fail to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate or hedge the defaulting Member's open positions and use their original margin and guaranty fund deposits to pay any amount owed. In the event that the defaulting Member's deposits are not sufficient to pay the amount owed in full, the ICE Clearing Houses will first use their respective contributions to the guaranty fund, often referred to as Skin In The Game, or SITG, to pay any remaining amount owed. In the event that the SITG is not sufficient, the ICE Clearing Houses may utilize the respective guaranty fund deposits and default insurance, or collect limited additional funds from their respective non-defaulting Members on a pro-rata basis, to pay any remaining amount owed.
As of March 31, 2022 and December 31, 2021, the ICE Clearing Houses had received or had been pledged $267.4 billion and $239.9 billion, respectively, in cash and non-cash collateral in original margin and guaranty fund deposits to cover price movements of underlying contracts for both periods.
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
In addition, we have contributed our own capital that could be used if a defaulting Member’s original margin and guaranty fund deposits are insufficient. Such amounts are recorded as long-term restricted cash and cash equivalents in our balance sheets and are as follows (in millions):

	ICE Portion of Guaranty Fund Contribution		Default insurance
Clearing House	As of March 31, 2022	As of December 31, 2021	As of March 31, 2022	As of December 31, 2021
ICE Clear Europe	$247	$247	$75	$75
ICE Clear U.S.	90	83	25	25
ICE Clear Credit	50	50	50	50
ICE Clear Netherlands	2	2	N/A	N/A
ICE Clear Singapore	1	1	N/A	N/A
ICE NGX	15	15	200	100
Total	$405	$398	$350	$250
Of our total contribution to ICE Clear U.S. above, as of March 31, 2022, $15 million was solely applicable to any losses associated with a default in Bitcoin contracts and other digital assets that ICE Clear U.S. may clear in the future.
We also maintain default insurance as an additional layer of clearing member default protection. The default insurance was added in September 2019 and has a three-year term for the following clearing houses in the following amounts: ICE Clear Europe - $75 million; ICE Clear U.S. - $25 million and ICE Clear Credit - $50 million. The default insurance layer resides after and in addition to the ICE Clear Europe, ICE Clear U.S. and ICE Clear Credit SITG contributions and before the guaranty fund contributions of the non-defaulting Members.
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
As of March 31, 2022, ICE NGX maintained a guaranty fund of $215 million utilizing a letter of credit and a default insurance policy, discussed below.
Below you will find our Default Waterfall which summarizes the lines of defense and layers of protection we maintain at the ICE Clearing Houses.
ICE Clearing House Default Waterfall

Cash and Invested Deposits
We have recorded cash and invested margin and guaranty fund deposits and amounts due in our balance sheets as current assets with corresponding current liabilities to the Members. As of March 31, 2022, our cash and invested margin and guaranty fund deposits were as follows (in millions):

	ICE Clear Europe (1)	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$103,989	$43,567	$6,408	$—	$65	$154,029
Unsettled variation margin, net	—	—	—	598	—	598
Guaranty fund	3,969	4,623	628	—	4	9,224
Delivery contracts receivable/payable, net	—	—	—	1,072	—	1,072
Total	$107,958	$48,190	$7,036	$1,670	$69	$164,923
As of December 31, 2021, our cash and invested margin and guaranty fund deposits were as follows (in millions):

	ICE Clear Europe (2)	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$94,010	$39,372	$6,963	$—	$27	$140,372
Unsettled variation margin, net	—	—	—	226	—	226
Guaranty fund	4,175	3,952	597	—	4	8,728
Delivery contracts receivable/payable, net	—	—	—	1,103	—	1,103
Total	$98,185	$43,324	$7,560	$1,329	$31	$150,429
(1) $100.6 billion and $7.4 billion is related to futures/options and CDS, respectively.
(2) $92.0 billion and $6.2 billion is related to futures/options and CDS, respectively.

Our cash and invested margin and guaranty fund deposits are maintained in accounts with national banks and highly-rated financial institutions or secured through direct investments, primarily in U.S. Treasury and other highly-rated foreign government securities, or reverse repurchase agreements with primarily overnight maturities. We primarily use Level 1 inputs when evaluating the fair value of the non-cash equivalent direct investments, as highly-rated government securities are quoted in active markets. The carrying value of these deposits is deemed to approximate fair value.
To provide a tool to address the liquidity needs of our clearing houses and manage the liquidation of margin and guaranty fund deposits held in the form of cash and high quality sovereign debt, ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. have entered into Committed Repurchase Agreement Facilities, or Committed Repo. Additionally, ICE Clear Credit and ICE Clear Netherlands have entered into Committed FX Facilities to support these liquidity needs. As of March 31, 2022, the following facilities were in place:
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
•ICE Clear Netherlands: €10 million in Committed FX Facilities to finance euro payment obligations.
Details of our deposits are as follows (in millions):

Cash and Cash Equivalent Margin Deposits and Guaranty Funds
Clearing House	Investment Type	As of March 31, 2022	As of December 31, 2021
ICE Clear Europe	National bank account (1)	$54,889	$59,948
ICE Clear Europe	Reverse repo	39,575	25,518
ICE Clear Europe	Sovereign debt	11,213	9,324
ICE Clear Europe	Demand deposits	175	231
ICE Clear Credit	National bank account	41,628	37,282
ICE Clear Credit	Reverse repo	3,873	3,639
ICE Clear Credit	Demand deposits	2,688	2,403
ICE Clear U.S.	Reverse repo	5,662	6,485
ICE Clear U.S.	Sovereign Debt	1,375	1,075
Other ICE Clearing Houses	Demand deposits	69	31
Total cash and cash equivalent margin deposits and guaranty funds		$161,147	$145,936

Clearing House	Investment Type	As of March 31, 2022	As of December 31, 2021
ICE NGX	Unsettled variation margin and delivery contracts receivable/payable	1,670	1,329
ICE Clear Europe	Invested deposits - sovereign debt	2,106	3,164
Total invested deposits, delivery contracts receivable and unsettled variation margin		$3,776	$4,493
(1) As of March 31, 2022, ICE Clear Europe held €45.7 billion ($50.5 billion based on the euro/U.S. dollar exchange rate of 1.1067 as of March 31, 2022) at the European Central Bank, or ECB, £3.3 billion ($4.4 billion based on the pound sterling/U.S. dollar exchange rate of 1.3141 as of March 31, 2022) at the Bank of England, or BOE, and €10 million ($11 million based on the above exchange rate) at the BOE. As of December 31, 2021, ICE Clear Europe held €47.2 billion ($53.7 billion based on the euro/U.S. dollar exchange rate of 1.1372 as of December 31, 2021) at ECB, £1.7 billion ($2.3 billion based on the pound sterling/U.S. dollar exchange rate of 1.3524 as of December 31, 2021), as well as $4.0 billion at the BOE, and €10 million ($11 million based on the above exchange rate) at the BOE.
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

	As of March 31, 2022
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$71,296	$7,903	$17,349	$—	$96,548
Letters of credit	—	—	—	3,387	3,387
ICE NGX cash deposits	—	—	—	1,074	1,074
Total	$71,296	$7,903	$17,349	$4,461	$101,009
Guaranty fund:
Government securities at face value	$934	$252	$263	$—	$1,449

	As of December 31, 2021
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$58,156	$8,425	$17,211	$—	$83,792
Letters of credit	—	—	—	3,566	3,566
ICE NGX cash deposits	—	—	—	987	987
Total	$58,156	$8,425	$17,211	$4,553	$88,345
Guaranty fund:
Government securities at face value	$740	$152	$273	$—	$1,165
ICE NGX
ICE NGX owns a clearing house which administers the physical delivery of energy trading contracts. ICE NGX is the central counterparty to Members on opposite sides of its physically-settled contracts, and the balance related to delivered but unpaid contracts is recorded as a delivery contract net receivable, with an offsetting delivery contract net payable in our balance sheets. Unsettled variation margin equal to the fair value of open contracts is recorded as of each balance sheet date. There is no impact on our consolidated statements of income as an equal amount is recognized as both an asset and a liability. ICE NGX marks all its outstanding physical natural gas and physical power contracts to market daily, but only collects variation margin when a Member's open position falls outside a specified percentage of its pledged collateral. Due to the highly liquid nature and the short period of time to maturity, the fair values of our delivery contract net payable and net receivable are determined to approximate carrying value.
ICE NGX requires Members to maintain cash or letters of credit to serve as collateral in the event of default. The cash is maintained in a segregated bank account for the benefit of the Member, and remains the property of the Member, therefore, it is not included in our balance sheets. ICE NGX maintains a committed daylight-overnight liquidity facility in the amount of $100 million with an additional $150 million uncommitted with a third-party Canadian chartered bank which provides liquidity in the event of a settlement shortfall, subject to certain conditions.
During the three months ended March 31, 2022, NGX increased its default insurance by $100 million, and as of March 31, 2022, ICE NGX maintains a guaranty fund of $215 million funded by a $200 million letter of credit issued by a major Canadian chartered bank, and backed by default insurance underwritten by Export Development Canada, or EDC, a Crown corporation operated at arm’s length from the Canadian government, plus $15 million held as restricted cash to fund the first loss amount that ICE NGX is responsible for under the default insurance policy. In the event of a participant default where the Member’s collateral is depleted, the shortfall would be covered by a draw down on the letter of credit following which ICE NGX would file a claim under the default insurance to recover additional losses up to $200 million beyond the $15 million first-loss amount that ICE NGX is responsible for under the default insurance policy.
Clearing House Exposure
The net notional value of unsettled contracts was $2.9 trillion as of March 31, 2022. Each ICE Clearing House bears financial counterparty credit risk and provides a central counterparty guarantee, or performance guarantee, to its Members. To reduce their exposure, the ICE Clearing Houses have a risk management program with both initial and ongoing membership standards. Excluding the effects of original and variation margin, guaranty fund and collateral requirements and default insurance, the ICE Clearing Houses’ maximum estimated exposure for this guarantee is $239.2 billion as of March 31, 2022, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one-day movement in pricing of the underlying unsettled contracts. This value was determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than this amount.

13. Legal Proceedings
In the ordinary course of our business, from time to time we are subject to legal proceedings, lawsuits, government investigations and other claims with respect to a variety of matters. In addition, we are subject to periodic reviews, inspections, examinations and investigations by regulators in the U.S. and other jurisdictions, any of which may result in claims, legal proceedings, assessments, fines, penalties, restrictions on our business or other sanctions. We record estimated expenses and reserves for legal or regulatory matters or other claims when these matters present loss contingencies that are probable and the related amount is reasonably estimable. Any such accruals may be adjusted as circumstances change. Assessments of losses are inherently subjective and involve unpredictable factors. While the outcome of legal and regulatory matters is inherently difficult to predict and/or the range of loss often cannot be reasonably estimable, we do not believe that the liabilities, if any, which may ultimately result from the resolution of the various legal and regulatory matters that arise in the ordinary course of our business, including the matters described below and those described in Note 15 to the consolidated financial statements in Part II, Item 8 of our 2021 Form 10-K, are likely to have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to these legal and regulatory matters. A range of possible losses related to certain cases cannot be reasonably estimated at this time, except as otherwise disclosed below and in Note 15 to the consolidated financial statements in Part II, Item 8 of our 2021 Form 10-K. Individual matter disclosures in this Form 10-Q are limited to new significant matters or significant updates on existing matters since our most recent Form 10-K.
City of Providence Litigation
On March 28, 2022, the district court entered an order granting the defendant exchanges’ (including New York Stock Exchange LLC and NYSE Arca, Inc., two of our subsidiaries) motion for summary judgment on the ground that the plaintiffs lack standing under Article III of the U.S. Constitution, and dismissing without prejudice the plaintiffs’ claims on this basis. Among other things, the district court found that the plaintiffs failed to show that they have been injured and that, even putting aside this defect, the plaintiffs failed to produce evidence from which a jury could reasonably conclude that they suffered an injury traceable to any conduct of the exchanges. The district court also held that the opinions of the plaintiffs’ principal expert witness in this matter were fundamentally flawed and unreliable, and therefore inadmissible. In light of these holdings, the district court denied as moot the plaintiffs’ motion for class certification and the exchanges’ motion for summary judgment on the basis of preclusion. On April 25, 2022, the plaintiffs filed a notice of appeal of the district court's dismissal order.
LIBOR Litigation
On February 14, 2022, the U.S. Court of Appeals for the Second Circuit, or the Second Circuit, issued a decision in the appeal of the March 2020 dismissal of the underlying complaint against the defendants, which include ICE and several of our subsidiaries. In its decision, the Second Circuit dismissed the appeal for lack of jurisdiction, holding that DYJ Holdings, LLC, the sole entity attempting to pursue the appeal, lacked standing to do so. The dismissal of the appeal constitutes the final resolution of this matter.
ICE Data Pricing & Reference Data Matter
As of April 28, 2022, our subsidiary ICE Data Pricing & Reference Data, LLC, or PRD, resolved the last known remaining claim of a Live Well Financial, Inc., or Live Well, financial institution creditor relating to PRD’s legacy business practices with respect to broker quotes received from Live Well. With the resolution of this putative claim, there are no known unresolved assertions of liability against PRD relating to broker quotes PRD received from Live Well.
For further information on our legal and regulatory matters, please see Note 15 to the consolidated financial statements in Part II, Item 8 of our 2021 Form 10-K.

14. Fair Value Measurements
Fair value is the price that would be received from selling an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Our financial instruments consist primarily of certain short-term and long-term assets and liabilities, customer accounts receivable, margin deposits and guaranty funds, equity and equity method investments, and short-term and long-term debt.
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
Financial assets and liabilities recorded or disclosed at fair value in the accompanying consolidated balance sheets as of March 31, 2022 and December 31, 2021 were classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement.

Our mutual funds are equity and fixed income mutual funds held for the purpose of providing future payments for our supplemental executive savings plan and the supplemental executive retirement plan. These mutual funds are classified as equity investments and measured at fair value using Level 1 inputs with adjustments recorded in net income.
Excluding our equity investments without a readily determinable fair value, the fair values of all other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.
We did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of March 31, 2022 or December 31, 2021.
We measure certain assets, such as intangible assets, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of March 31, 2022, none of our intangible assets were required to be recorded at fair value since no impairments were recorded.
We measure certain equity investments at fair value on a non-recurring basis using our policy election under ASU 2016-01. During the three months ended March 31, 2022, we evaluated these investments and concluded that no fair value adjustments were required under this election related to these investments.
See Note 12 for the fair value considerations related to our margin deposits, guaranty funds and delivery contracts receivable.
The table below displays the fair value of our debt as of March 31, 2022. The fair values of our fixed rate notes were estimated using quoted market prices for these instruments. The fair value of our commercial paper includes a discount and other short-term debt approximates par value since the interest rates on this short-term debt approximate market rates as of March 31, 2022.

	As of March 31, 2022
	(in millions)
Debt:	Carrying Amount	Fair value
Commercial Paper	$1,268	$1,270
2022 Senior Notes (2.35% senior unsecured notes due September 15, 2022)	500	502
Other short-term debt	9	9
2023 Senior Notes (0.70% senior unsecured notes due June 15, 2023)	998	985
2023 Senior Notes (3.45% senior unsecured notes due September 21, 2023)	399	405
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	798	818
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,246	1,281
2027 Senior Notes (3.10% senior unsecured notes due September 15, 2027)	497	499
2028 Senior Notes (3.75% senior unsecured notes due September 21, 2028)	594	614
2030 Senior Notes (2.10% senior unsecured notes due June 15, 2030)	1,235	1,147
2032 Senior Notes (1.85% senior unsecured notes due September 15, 2032)	1,483	1,301
2040 Senior Notes (2.65% senior unsecured notes due September 15, 2040)	1,230	1,074
2048 Senior Notes (4.25% senior unsecured notes due September 21, 2048)	1,231	1,357
2050 Senior Notes (3.00% senior unsecured notes due June 15, 2050)	1,220	1,097
2060 Senior Notes (3.00% senior unsecured notes due September 15, 2060)	1,470	1,277
Total debt	$14,178	$13,636

15. Segment Reporting
Our business is conducted through three reportable business segments, comprised of the following:
•In our Exchanges segment, we operate regulated marketplaces for the listing, trading and clearing of a broad array of derivatives contracts and financial securities;
•In our Fixed Income and Data Services segment, we provide fixed income pricing, reference data, indices, analytics and execution services as well as global CDS clearing and multi-asset class data delivery solutions; and
•In our Mortgage Technology segment, we provide an end-to-end technology platform that offers customers comprehensive, digital workflow tools that aim to address the inefficiencies that exist in the U.S. residential mortgage market, from application through closing and the secondary market.

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

Financial data for our business segments is as follows for the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31, 2022
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$353	$—	$—	$353
Agricultural and metals futures and options	61	—	—	61
Financial futures and options	130	—	—	130
Cash equities and equity options	659	—	—	659
OTC and other	97	—	—	97
Data and connectivity services	214	—	—	214
Listings	129	—	—	129
Fixed income execution	—	15	—	15
CDS clearing	—	72	—	72
Fixed income data and analytics	—	277	—	277
Other data and network services	—	145	—	145
Origination technology	—	—	203	203
Closing solutions	—	—	70	70
Data and analytics	—	—	20	20
Other	—	—	14	14
Revenues	1,643	509	307	2,459
Transaction-based expenses	560	—	—	560
Revenues, less transaction-based expenses	1,083	509	307	1,899
Operating expenses	299	354	254	907
Operating income	$784	$155	$53	$992

	Three Months Ended March 31, 2021
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$310	$—	$—	$310
Agricultural and metals futures and options	59	—	—	59
Financial futures and options	105	—	—	105
Cash equities and equity options	734	—	—	734
OTC and other	77	—	—	77
Data and connectivity services	207	—	—	207
Listings	114	—	—	114
Fixed income execution	—	14	—	14
CDS clearing	—	55	—	55
Fixed income data and analytics	—	264	—	264
Other data and network services	—	135	—	135
Origination technology	—	—	254	254
Closing solutions	—	—	70	70
Data and analytics	—	—	18	18
Other	—	—	13	13
Revenues	1,606	468	355	2,429
Transaction-based expenses	632	—	—	632
Revenues, less transaction-based expenses	974	468	355	1,797
Operating expenses	321	335	249	905
Operating income	$653	$133	$106	$892

Revenue from one member of the Exchanges segment comprised $124 million, or 11%, of our Exchanges revenue less transaction-based expenses during the three months ended March 31, 2022. Revenue from one clearing member of the Exchanges segment comprised $109 million, or 11% of our Exchanges revenues less transaction-based expenses during the three months ended March 31, 2021. Clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, we believe that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional customers or clearing members accounted for more than 10% of our segment revenues or consolidated revenues during the three months ended March 31, 2022 or 2021.

16. Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended March 31, 2022 and 2021 (in millions, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Basic:
Net income attributable to Intercontinental Exchange, Inc.	$657	$646
Weighted average common shares outstanding	561	562
Basic earnings per common share	$1.17	$1.15
Diluted:
Weighted average common shares outstanding	561	562
Effect of dilutive securities - stock options and restricted stock	3	3
Diluted weighted average common shares outstanding	564	565
Diluted earnings per common share	$1.16	$1.14
Basic earnings per common share is calculated using the weighted average common shares outstanding during the period.
Common equivalent shares from stock options and restricted stock awards, calculated using the treasury stock method, are included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. During the three months ended March 31, 2022 and 2021, 272,000 and 190,000 outstanding stock options and restricted stock awards, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect. In addition, for the three months ended March 31, 2021, we excluded warrants and preferred and common incentive units under the Bakkt Equity Incentive Plan because they were also antidilutive. Certain figures in the table above may not recalculate due to rounding.

17. Subsequent Events
On May 4, 2022, we announced that we have entered into a definitive agreement to acquire Black Knight, Inc., or Black Knight, a software, data and analytics company that serves the housing finance continuum, including real estate data, mortgage lending and servicing, as well as the secondary markets. The transaction is valued at approximately $13.1 billion, or $85 per share. Purchase consideration will consist of 80% cash and 20% of our stock. This transaction builds on our position as a provider of end-to-end electronic workflow solutions for the rapidly evolving U.S. residential mortgage industry.
Black Knight, based in Jacksonville, Florida, has approximately 6,500 employees. The company provides a comprehensive and integrated ecosystem of software, data and analytics solutions serving the real estate and housing finance markets. The Black Knight ecosystem adds value for clients of all sizes across the mortgage and real estate lifecycles by helping organizations lower costs, increase efficiencies, grow their businesses, and reduce risk.
The transaction is expected to close in the first half of 2023, following the receipt of regulatory approvals and the satisfaction of customary closing conditions.
We have evaluated subsequent events, and determined that no other events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, or Quarterly Report, and unless otherwise indicated, the terms “Intercontinental Exchange,” “ICE,” “we,” “us,” “our,” “our company” and “our business” refer to Intercontinental Exchange, Inc., together with its consolidated subsidiaries. All references to “options” or “options contracts” in the context of our futures products refer to options on futures contracts. Solely for convenience, references in this Quarterly Report to any trademarks, service marks and trade names owned by ICE are listed without the ®, ™ and © symbols, but we will assert, to the fullest extent under applicable law, our rights to these trademarks, service marks and trade names.
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
Factors that may affect our performance and the accuracy of any forward-looking statements include, but are not limited to, those listed below:
•conditions in global financial markets, domestic and international economic and social conditions, inflation, political uncertainty and discord, geopolitical events or conflicts, international trade policies and sanctions laws;
•the impact of the introduction of or any changes in laws, regulations, rules or government policies with respect to financial markets, climate change, increased regulatory scrutiny or enforcement actions and our ability to comply with these requirements;
•volatility in commodity prices and equity prices, and price volatility of financial benchmarks and instruments such as interest rates, credit spreads, equity indices, foreign exchange rates, and mortgage origination trends;
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
•our ability to identify trends and adjust our business to benefit from such trends, including trends in the U.S. mortgage industry such as inflation rates, interest rates, new home purchases, refinancing activity, and home builder and buyer sentiment, among others;
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

These risks and other factors include, among others, those set forth in Part 1, Item 1(A) under the caption “Risk Factors” in our 2021 Form 10-K, as filed with the SEC on February 3, 2022. Due to the uncertain nature of these factors, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any of these statements to reflect events or circumstances occurring after the date of this Quarterly Report. New factors may emerge and it is not possible to predict all factors that may affect our business and prospects.
Overview
We are a provider of market infrastructure, data services and technology solutions to a broad range of customers including financial institutions, corporations and government entities. Our products, which span major asset classes including futures, equities, fixed income and U.S. residential mortgages, provide our customers with access to mission critical tools that are designed to increase asset class transparency and workflow efficiency. While we report our results in three reportable business segments, we operate as one business, leveraging the collective expertise, particularly in data services and technology, that exists across our platforms to inform and enhance our operations.
•In our Exchanges segment, we operate regulated marketplaces for the listing, trading and clearing of a broad array of derivatives contracts and financial securities.
•In our Fixed Income and Data Services segment, we provide fixed income pricing, reference data, indices, analytics and execution services as well as global CDS clearing and multi-asset class data delivery solutions.
•In our Mortgage Technology segment, we provide an end-to-end technology platform that offers customers comprehensive, digital workflow tools that aim to address the inefficiencies that exist in the U.S. residential mortgage market, from application through closing and the secondary market.
Recent Developments
Acquisition of Black Knight, Inc.
On May 4, 2022, we announced that we have entered into a definitive agreement to acquire Black Knight, Inc., or Black Knight, a software, data and analytics company that serves the housing finance continuum, including real estate data, mortgage lending and servicing, as well as the secondary markets. The transaction is valued at approximately $13.1 billion, or $85 per share. Purchase consideration will consist of 80% cash and 20% of our stock. This transaction builds on our position as a provider of end-to-end electronic workflow solutions for the rapidly evolving U.S. residential mortgage industry.
Black Knight, based in Jacksonville, Florida, has approximately 6,500 employees. The company provides a comprehensive and integrated ecosystem of software, data and analytics solutions serving the real estate and housing finance markets. The Black Knight ecosystem adds value for clients of all sizes across the mortgage and real estate lifecycles by helping organizations lower costs, increase efficiencies, grow their businesses, and reduce risk.
The transaction is expected to close in the first half of 2023, following the receipt of regulatory approvals and the satisfaction of customary closing conditions.
Conflict in Ukraine
Our results of operations are affected by global economic conditions, including macroeconomic conditions and geopolitical events or conflicts. The invasion of Ukraine by Russia and the sanctions and other measures being imposed in response to this conflict have increased the level of economic and political uncertainty. The crisis in Russia, Belarus and Ukraine began in February 2022 and continues as of the date of this Quarterly Report. We have suspended or are in the process of suspending all services in Russia. From an operational perspective, our businesses, including our exchanges, clearing houses, listings venues, data services businesses and mortgage platforms, have not suffered a material negative impact as a result of these events in Ukraine and the surrounding region. We continue to monitor the uncertainty surrounding the extent and duration of this ongoing conflict and the impact that it may have on the global economy and on our business.
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
Global policy makers have undertaken reviews of their existing legal framework governing financial markets in connection with regulatory reform, and have either passed new laws and regulations, or are in the process of debating and/or enacting new laws and regulations that apply to our business and to our customers’ businesses. Legislative and regulatory actions may impact the way in which we or our customers conduct business and may create uncertainty, which could affect trading volumes or demand for market data. See Part 1, Item 1 “Business - Regulation” and Part 1, Item 1(A) "Risk Factors" included in our 2021 Form 10-K for a discussion of the primary regulations applicable to our business and certain risks associated with those regulations.
Domestic and foreign policy makers continue to review their legal frameworks governing financial markets, and periodically change the laws and regulations that apply to our business and to our customers’ businesses. Our key areas of focus on these evolving efforts are:
•Regulatory structure applicable to non-EU clearing houses. On January 1, 2020, the European Markets Infrastructure Regulation, or EMIR 2.2, became effective, which revises the EU's current regulatory and supervisory structure for EU and non-EU clearing houses. The European Securities and Markets Authority, or ESMA, has recognized ICE Clear Europe as a third-country central counterparty, or CCP, under EMIR and determined that it is a Tier 2 CCP on the basis that it is systemically important to the financial stability of the EU or one or more of its Member States. ESMA has recognized all other ICE clearing houses as third-country CCPs and determined that they are Tier 1 CCPs on the basis that they are not systemically-important to the financial stability of the EU or one or more of its Member States. ESMA's continuing implementation of these delegated regulations could still impact one or more of our other non-EU clearing houses. In February 2022, the European Commission extended the temporary equivalence for U.K. CCPs until June 2025. In March 2022, ESMA extended the ICE Clear Europe recognition decision and tiering determination until June 2025 and confirmed the recognition and tiering determination of all other ICE clearing houses.
•Benchmarks Regulation. The Financial Conduct Authority, or FCA, is using its legal powers under the U.K. Benchmarks Regulation, or U.K. BMR, to require ICE Benchmark Administration Limited, or IBA, as the administrator of the London Interbank Offered Rate, or LIBOR, to publish certain Sterling and Japanese Yen LIBOR settings under a changed "synthetic" methodology until the end of 2022. Any settings published under a “synthetic” methodology may no longer be representative of the underlying market or economic reality the setting is intended to measure as those terms are used in the U.K. BMR. The FCA confirmed that it expects that certain U.S. Dollar LIBOR settings will continue to be published on a representative basis until the end of June 2023. The FCA will continue to consider requiring IBA to publish certain U.S. Dollar LIBOR settings beyond June 30, 2023 under a changed “synthetic”

methodology. Usage of the synthetic LIBOR and U.S. Dollar LIBOR settings may be restricted or prohibited in certain circumstances under applicable law.
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
In March 2022, President Biden signed into law federal LIBOR legislation, referred to as the LIBOR Act, designed to reduce uncertainty and economic impacts of the permanent cessation of LIBOR for specified contracts, securities and other agreements that are economically linked to LIBOR. The LIBOR Act provides a statutory framework to replace U.S. Dollar LIBOR with a benchmark rate based on the Secured Overnight Financing Rate, or SOFR, for contracts governed by U.S. law that have no fallbacks or fallbacks that would require the use of a poll or LIBOR-based rate.
•Policy intervention to address high energy prices. In March 2022, EU leaders agreed to reduce the EU’s dependency on Russian gas, oil and coal imports and invited the European Commission to put forward legislative proposals to ensure security of supply and affordable energy prices. Various options for regulatory intervention are currently being explored by the European Commission, including allowing EU countries to jointly buy strategic reserves of gas and the introduction of a price limit for wholesale gas markets. The content of the proposals and their potential impact on the functioning of European energy wholesale markets remain uncertain at this time.
•CCP Resolution. In March 2022, the U.K. Treasury published a feedback statement and status update on its plans to enhance the U.K.’s regime for resolution of CCPs in the event that they fail. This is intended to expand the prior regime which was not in line with U.K. Financial Stability Board guidance issued subsequently. Many of the parameters of the new regime have yet to be finalized and will be subject to a consultation process by the Bank of England which will be the resolution authority for CCPs in the U.K. However, they will include increased CCP contributions (known as "second skin in the game") to the default fund.

Consolidated Financial Highlights
The following summarizes our results and significant changes in our consolidated financial performance for the periods presented (dollars in millions, except per share amounts).

(1) The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. Adjusted net income attributable to ICE is presented net of taxes. These adjusted numbers are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Financial Measures” below.

	Three Months Ended March 31,
	2022	2021	Change
Revenues, less transaction-based expenses	$1,899	$1,797	6%
Recurring revenues(1)	$921	$845	9%
Transaction revenues, net(1)	$978	$952	3%
Operating expenses	$907	$905	— %
Adjusted operating expenses(2)	$746	$729	2%
Operating income	$992	$892	11%
Adjusted operating income(2)	$1,153	$1,068	8%
Operating margin	52%	50%	2 pts
Adjusted operating margin(2)	61%	59%	2 pt
Other income/(expense), net	$(160)	$(59)	171%
Income tax expense	$165	$183	(10) %
Effective tax rate	20%	22%	(2 pts)
Net income attributable to ICE	$657	$646	2%
Adjusted net income attributable to ICE(2)	$804	$758	6%
Diluted earnings per share attributable to ICE common stockholders	$1.16	$1.14	2%
Adjusted diluted earnings per share attributable to ICE common stockholders(2)	$1.43	$1.34	7%
Cash flows from operating activities	$756	$734	3%

(1) We define recurring revenues as the portion of our revenues that are generally predictable, stable, and can be expected to occur at regular intervals in the future with a relatively high degree of certainty and visibility. We define transaction revenues as those associated with a more specific point-in-time service, such as a trade execution or a mortgage registration.

(2) The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. Adjusted net income attributable to ICE and adjusted diluted earnings per share attributable to ICE common stockholders are presented net of taxes. These adjusted numbers are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Financial Measures” below.
•Revenues, less transaction-based expenses, increased $102 million for the three months ended March 31, 2022, from the comparable period in 2021. See "-Exchanges Segment", "Fixed Income and Data Services Segment" and "Mortgage Technology Segment" below for a discussion of the significant changes in our revenues. The increase in revenues during the three months ended March 31, 2022 includes $14 million in unfavorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable period in 2021. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Rate Risk" below for additional information on the impact of currency fluctuations.
•Operating expenses increased $2 million for the three months ended March 31, 2022, from the comparable period in 2021. See "-Consolidated Operating Expenses" below for a discussion of the significant changes in our operating expenses. The increase in operating expenses during the three months ended March 31, 2022 includes $3 million in favorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable period in 2021. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Rate Risk" below for additional information on the impact of currency fluctuations.
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
For additional information regarding the factors that affect our results of operations, see Item 1(A) “Risk Factors” included in our 2021 Form 10-K, and Part II, Item 1(A) "Risk Factors" below.
Segment Results
Our business is conducted through three reportable business segments, comprised of the following:
•In our Exchanges segment, we operate regulated marketplaces for the listing, trading and clearing of a broad array of derivatives contracts and financial securities;
•In our Fixed Income and Data Services segment, we provide fixed income pricing, reference data, indices, analytics and execution services as well as global CDS clearing and multi-asset class data delivery solutions; and
•In our Mortgage Technology segment, we provide an end-to-end technology platform that offers customers comprehensive, digital workflow tools that aim to address the inefficiencies that exist in the U.S. residential mortgage market, from application through closing and the secondary market.
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

Exchanges Segment
The following presents selected statements of income data for our Exchanges segment (dollars in millions):

REVENUES, LESS TRANSACTION-BASED EXPENSES

1,250
1,000
750
500
250
0
$ (Millions)
$974
$114
$207
$77
$102
$105
$59
$310
$1,083
$129
$214
$97
$99
$130
$61
$353
Q1 2021
Q1 2022
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

	Three Months Ended March 31,
	2022	2021	Change
Revenues:
Energy futures and options	$353	$310	14%
Agricultural and metals futures and options	61	59	3
Financial futures and options	130	105	24
Futures and options	544	474	15
Cash equities and equity options	659	734	(10)
OTC and other	97	77	25
Transaction and clearing, net	1,300	1,285	1
Data and connectivity services	214	207	4
Listings	129	114	13
Revenues	1,643	1,606	2
Transaction-based expenses(1)	560	632	(11)
Revenues, less transaction-based expenses	1,083	974	11
Other operating expenses	240	253	(5)
Depreciation and amortization	58	63	(7)
Acquisition-related transaction and integration costs	1	5	(84)
Operating expenses	299	321	(7)
Operating income	$784	$653	20%

Recurring revenues	$343	$321	7%
Transaction revenues, net	$740	$653	13%
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
Transaction and clearing revenues are generally assessed on a per-contract basis and revenues and profitability fluctuate with changes in contract volume and product mix. We consider data and connectivity services revenues and listings revenues to be recurring revenues. Our data and connectivity services revenues are recurring subscription fees related to the various data and connectivity services that we provide which are directly attributable to our exchange venues. Our listings revenues are also recurring subscription fees that we earn for the provision of NYSE listings services for public companies and ETFs, and related corporate actions for listed companies.
For the three months ended March 31, 2022 and 2021, 20% and 16%, respectively, of our Exchanges segment revenues, less transaction-based expenses, were billed in pounds sterling or euros. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Exchanges segment revenues, less transaction-based expenses, were lower by $11 million for the three months ended March 31, 2022, from the comparable period in 2021.
Our exchange transaction and clearing revenues are presented net of rebates. We recorded rebates of $263 million and $274 million for the three months ended March 31, 2022 and 2021, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. The decrease in rebates for the three months ended March 31, 2022 is primarily due to the migration of Sterling futures rebates into the Sterling Overnight Index Average, or SONIA, and a change in the pricing and structure of SONIA products.
•Energy Futures and Options: Total energy volume increased 8% and revenues increased 14% for the three months ended March 31, 2022 from the comparable period in 2021.

–Total oil volume was flat for the three months ended March 31, 2022 from the comparable period in 2021, with volumes in both periods driven by price volatility related to various geopolitical events.
–Our global natural gas futures and options volume increased 28% for the three months ended March 31, 2022 from the comparable period in 2021, driven by increased price volatility related to geopolitical events, including the conflict in Ukraine in the first quarter of 2022.
–Our environmentals and other futures and options volume increased 17% for the three months ended March 31, 2022, from the comparable period in 2021, driven by an increase in the price of carbon and continued demand for market-based mechanisms to price climate risk and help enable greenhouse gas reduction goals.
•Agricultural and Metals Futures and Options: Total volume in our agricultural and metals futures and options markets decreased 1% for the three months ended March 31, 2022 from the comparable period in 2021 due to lower sugar volumes, driven by decreased price volatility than in the prior year period. Revenues increased 3% for the three months ended March 31, 2022 from the comparable period in 2021 driven by elevated price volatility in our Coffee and Cocoa markets as a result of weather-related supply and demand dynamics.
–Sugar futures and options volumes decreased 6% for the three months ended March 31, 2022, from the comparable period in 2021.
–Other agricultural and metal futures and options volume increased 3% for the three months ended March 31, 2022 from the comparable period in 2021.
•Financial Futures and Options: Total volume decreased 4% for the three months ended March 31, 2022 from the comparable period in 2021, and revenues increased 24% for the three months ended March 31, 2022, from the comparable period in 2021 in our financial futures and options markets. The decrease in financials volume and open interest was primarily driven by the transition of the LIBOR-based Sterling contract to the alternative rate-based SONIA contract which is half the notional size of the Sterling contract.
–Interest rate futures and options volume decreased 7% for the three months ended March 31, 2022, from the comparable period in 2021, and revenue increased 34% for the three months ended March 31, 2022, from the comparable period in 2021. The decrease in volume is due to the transition of the LIBOR-based Sterling contract to the alternative rate-based SONIA contract which is half the notional size of the Sterling contract. Adjusting for the difference in contract size, interest rate volumes increased 20% driven by interest rate volatility and increased speculation of central bank activity due to inflation concerns. Interest rate futures and options revenues were $82 million and $62 million for the three months ended March 31, 2022 and 2021, respectively.
–Other financial futures and options volume, which includes our MSCI®, FTSE® and NYSE FANG+ equity index products, increased 9% for the three months ended March 31, 2022, from the comparable period in 2021. Financial futures and options revenue increased 9% for the three months ended March 31, 2022, from the comparable period in 2021. The three months ended March 31, 2022 benefited from elevated volatility across global markets driven by geopolitical events, central bank activity and inflationary concerns. Other financial futures and options revenues were $48 million and $43 million for the three months ended March 31, 2022 and 2021, respectively.
•Cash Equities and Equity Options: Cash equities volume decreased 10% for the three months ended March 31, 2022, from the comparable period in 2021 due to lower total market volumes driven by less retail trading. Cash equities revenues, net of transaction-based expenses, were $73 million and $71 million for the three months ended March 31, 2022 and 2021, respectively. Equity options volume increased 6% for the three months ended March 31, 2022 from the comparable period in 2021 driven by increased market share. Equity options revenues, net of transaction-based expenses, were $26 million and $31 million for the three months ended March 31, 2022 and 2021, respectively.
•OTC and Other: OTC and other transactions include revenues from our OTC energy business and other trade confirmation services, as well as interest income on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, exchange membership fees and agricultural grading and certification fees. Our OTC and other revenues increased 25% for the three months ended March 31, 2022 from the comparable period in 2021 primarily due to an increase in interest income on clearing margin deposits. Following the October 2021 Bakkt transaction, Bakkt revenues are no longer included within our OTC and other revenues.
•Data and Connectivity Services: Our data and connectivity services revenues increased 4% for the three months ended March 31, 2022, from the comparable period in 2021. The increase in revenue was driven by the strong retention rate of existing customers and increased purchases by existing customers.
•Listings Revenues: Through NYSE, NYSE American and NYSE Arca, we generate listings revenue related to the provision of listings services for public companies and ETFs, and related corporate actions for listed companies. Listings revenues increased 13% for the three months ended March 31, 2022, from the comparable period in 2021, driven by the full impact of strong equity capital markets activity in 2021. All listings fees are billed upfront and revenues are recognized over time as the identified performance obligations are satisfied.

Selected Operating Data
The following charts and tables present trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts):

Volume and Rate per Contract

	Three Months Ended March 31,
	2022	2021	Change
Number of contracts traded (in millions):
Energy futures and options	222	206	8%
Agricultural and metals futures and options	26	26	(1)
Financial futures and options	170	177	(4)
Total	418	409	2%

	Three Months Ended March 31,
	2022	2021	Change
Average daily volume of contracts traded (in thousands):
Energy futures and options	3,580	3,376	6%
Agricultural and metals futures and options	415	425	(2)
Financial futures and options	2,674	2,832	(6)
Total	6,669	6,633	1%

	Three Months Ended March 31,
	2022	2021	Change
Rate per contract:
Energy futures and options	$1.59	$1.50	6%
Agricultural and metals futures and options	$2.38	$2.28	3%
Financial futures and options	$0.75	$0.58	27%

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

Open Interest

	As of March 31,
	2022	2021	Change
Open interest — in thousands of contracts:
Energy futures and options	43,857	42,177	4%
Agricultural and metals futures and options	3,873	4,017	(4)
Financial futures and options	25,564	32,341	(21)
Total	73,294	78,535	(7)%
The following charts and tables present selected cash and equity options trading data. All trading volume below is presented as average net daily trading volume, or ADV, and is single counted:

	Three Months Ended March 31,
	2022	2021	Change
NYSE cash equities (shares in millions):
Total cash handled volume	2,622	2,920	(10)%
Total cash market share matched	20.0%	19.5%	0.5 pts

NYSE equity options (contracts in thousands):
NYSE equity options volume	8,227	7,732	6%
Total equity options volume	40,027	40,053	—%
NYSE share of total equity options	20.6%	19.3%	1.3 pts

Revenue capture or rate per contract:
Cash equities rate per contract (per 100 shares)	$0.045	$0.040	13%
Equity options rate per contract	$0.05	$0.07	(23)%
Handled volume represents the total number of shares of equity securities, ETFs and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
Transaction-Based Expenses
Our equities and equity options markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. Section 31 fees are recorded on a gross basis as a component of transaction and clearing fee revenue. These Section 31 fees are assessed to recover the government’s costs of supervising and regulating the securities markets and professionals and are subject to change. We, in turn, collect corresponding activity assessment fees from member organizations clearing or settling trades on the equities and options exchanges, and recognize these amounts in our transaction and clearing revenues when invoiced. The activity assessment fees are designed to equal the Section 31 fees. As a result, activity assessment fees and the corresponding Section 31 fees do not have an impact on our net income, although the timing of payment by us will vary from collections. Section 31 fees were $51 million and $125 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in Section 31 fees was primarily due to a decline in rates, which were revised in February of each year. The fees we collect are included in cash at the time of receipt and we remit the amounts to the SEC semi-annually as required. The total amount is included in accrued liabilities and was $50 million as of March 31, 2022.
We make liquidity payments to cash and options trading customers, as well as routing charges made to other exchanges which are included in transaction-based expenses. We incur routing charges when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We record routing charges on a gross basis as a component of transaction and clearing fee revenue. Cash liquidity payments, routing and clearing fees were $509 million and $507 million for the three months ended March 31, 2022 and 2021, respectively.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Exchanges segment's operating expenses, operating income and operating margin (dollars in millions). See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Exchanges Segment:	Three Months Ended March 31,
	2022	2021	Change
Operating expenses	$299	$321	(7)%
Adjusted operating expenses(1)	$283	$298	(5)%
Operating income	$784	$653	20%
Adjusted operating income(1)	$800	$676	18%
Operating margin	72%	67%	5 pts
Adjusted operating margin(1)	74%	69%	5 pts

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

	Three Months Ended March 31,
	2022	2021	Change
Revenues:
Fixed income execution	$15	$14	9%
CDS clearing	72	55	32
Fixed income data and analytics	277	264	5
Fixed income and credit	364	333	9
Other data and network services	145	135	7
Revenues	509	468	9
Other operating expenses	264	249	6
Depreciation and amortization	90	86	4
Operating expenses	354	335	6
Operating income	$155	$133	17%

Recurring revenues	$422	$399	6%
Transaction revenues	$87	$69	27%
In the table above, we consider fixed income data and analytics revenues and other data and network services revenues to be recurring revenues.
For the three months ended March 31, 2022 and 2021, 13% and 14%, respectively, of our Fixed Income and Data Services segment revenues were billed in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues denominated in foreign currencies changes accordingly. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Fixed Income and Data Services revenues were lower by $3 million for the three months ended March 31, 2022, respectively, than the comparable period in 2021.
Fixed Income and Data Services Revenues
Our Fixed Income and Data Services revenues increased 9% for the three months ended March 31, 2022, from the comparable period in 2021, primarily due to growth in our fixed income data and analytics products and our other data and network services.
•Fixed Income Execution: Fixed income execution includes revenues from ICE Bonds. Execution fees are reported net of rebates, which were nominal for both the three months ended March 31, 2022 and 2021. Our fixed income execution revenues increased 9% for the three months ended March 31, 2022 from the comparable period in 2021 due to elevated volatility across global markets driven by geopolitical events, central bank activity and inflationary concerns.
•CDS Clearing: CDS clearing revenues increased 32% for the three months ended March 31, 2022 from the comparable period in 2021. The notional value of CDS cleared was $7.7 trillion and $5.0 trillion for the three months ended March 31, 2022 and 2021, respectively. The increase in the notional value of CDS cleared in the first quarter of 2022 was primarily driven by heightened volatility related to geopolitical events and inflationary concerns.
•Fixed Income Data and Analytics: Our fixed income data and analytics revenues increased 5% for the three months ended March 31, 2022, from the comparable period in 2021. The increase in revenue was due to strength in our index business and continued growth in our pricing and reference data business driven by the strong retention rate of existing customers, the addition of new customers and increased purchases by existing customers.
•Other Data and Network Services: Our other data and network services revenues increased 7% for the three months ended March 31, 2022, from the comparable period in 2021. The increase in revenues was driven primarily by growth in our ICE Global Network offering, coupled with strength in our consolidated feeds and stronger desktop revenues.
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

As of March 31, 2022, ASV was $1.672 billion, which increased 5.8% compared to the ASV as of March 31, 2021. ASV represents nearly 100% of total data services revenues for this segment. This does not adjust for year-over-year foreign exchange fluctuations.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Fixed Income and Data Services segment's operating expenses, operating income and operating margin (dollars in millions). See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Fixed Income and Data Services Segment:	Three Months Ended March 31,
	2022	2021	Change
Operating expenses	$354	$335	6%
Adjusted operating expenses(1)	$305	$290	5%
Operating income	$155	$133	17%
Adjusted operating income(1)	$204	$178	14%
Operating margin	30%	28%	2 pts
Adjusted operating margin(1)	40%	38%	2 pts

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

Mortgage Technology Segment
The following charts and table present our selected statements of income data for our Mortgage Technology segment (dollars in millions):

REVENUES
$ (Millions)
400
300
200
100
0
$355
$13
$18
$70
$254
$307
$14
$20
$70
$203
Q1 2021
Q1 2022
Other
Data and analytics
Closing solutions
Origination technology

(1) The adjusted figures in the charts above are calculated by excluding items that are not reflective of our cash operations and core business performance. As a result, these adjusted numbers are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Financial Measures” below.

	Three Months Ended March 31,
	2022	2021	Change
Revenues:
Origination technology	203	254	(20)%
Closing solutions	70	70	—
Data and analytics	20	18	6
Other	14	13	13
Revenues	307	355	(13)
Other operating expenses	140	130	7
Acquisition-related transaction and integration costs	8	13	(37)
Depreciation and amortization	106	106	—
Operating expenses	254	249	2
Operating income	$53	$106	(49)%

Recurring revenues	$156	$125	24%
Transaction revenues	$151	$230	(34)%
In the table above, we consider subscription fee and certain other revenues to be recurring revenues. Each revenue classification, above, contains a mix of recurring and transaction revenues, based on the various service offerings described in more detail, below.
Mortgage Technology Revenues
Our mortgage technology revenues are derived from our comprehensive, end-to-end U.S. residential mortgage platform. Our mortgage technology business is intended to enable greater workflow efficiency for customers focused on originating U.S. residential mortgage loans. Mortgage technology revenues decreased $48 million for the three months ended March 31, 2022 from the comparable period in 2021.
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
•Closing solutions: Our closing solutions connect key participants, such as lenders, title and settlement agents and individual county recorders, to digitize the closing and recording process. Closing solutions also include revenues from our Mortgage Electronic Registrations Systems, Inc., or MERS database, which provides a system of record for recording and tracking changes and servicing rights and beneficial ownership interests in loans secured by U.S. residential real estate. Revenues from closing solutions are largely transaction-based.
•Data and Analytics: Revenues include those related to ICE Mortgage Technology’s Automation, Intelligence, Quality,
or AIQ, offering which applies machine learning to the entire loan origination process, offering customers greater efficiency by streamlining data collection and validation through our automated document recognition and data extraction capabilities. AIQ revenues can be both recurring and transaction-based in nature. In addition, our data offerings include real-time industry and peer benchmarking tools, which provide originators a granular view into the real-time trends of nearly half the U.S. residential mortgage market. We also provide a Data as a Service, or DaaS, offering through private data clouds for lenders to access their own data and origination information. Revenues related to our data products are largely subscription-based and recurring in nature.
•Other: Other revenues include professional services fees, as well as revenues from ancillary products. Other revenues can be both recurring and transaction-based in nature.

Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Mortgage Technology segment's operating expenses, operating income and operating margin (dollars in millions). See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Mortgage Technology Segment:	Three Months Ended March 31,
	2022	2021	Change*
Operating expenses	$254	$249	2%
Adjusted operating expenses(1)	$158	$141	11%
Operating income	$53	$106	(49)%
Adjusted operating income(1)	$149	$214	(30)%
Operating margin	17%	30%	(13 pts)
Adjusted operating margin(1)	49%	60%	(11 pts)

(1) The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. These adjusted numbers are not calculated in accordance with GAAP. See “- Non-GAAP Financial Measures”

Consolidated Operating Expenses
The following presents our consolidated operating expenses (dollars in millions):

CONSOLIDATED OPERATING EXPENSES
1,000
800
600
400
200
0
$ (Millions)
$905
$907
$255
$254
$234
$251
$62
$43
$354
$359
Q1 2021
Q1 2022
Depreciation and amortization
Technology and communication, rent and occupancy, and selling, general and administrative
Professional services and acquisition-related transaction and integration costs
Compensation and benefits

	Three Months Ended March 31,
	2022	2021	Change
Compensation and benefits	$359	$354	2%
Professional services	34	44	(22)
Acquisition-related transaction and integration costs	9	18	(49)
Technology and communication	175	162	7
Rent and occupancy	21	21	(1)
Selling, general and administrative	55	51	7
Depreciation and amortization	254	255	—
Total operating expenses	$907	$905	—%
The majority of our operating expenses do not vary directly with changes in our volume and revenues, except for certain technology and communication expenses, including data acquisition costs, licensing and other fee-related arrangements and a portion of our compensation expense that is tied directly to our data sales or overall financial performance.
We expect our operating expenses to increase in absolute terms in future periods in connection with the growth of our business, and to vary from year-to-year based on the type and level of our acquisitions, integration of acquisitions and other investments.
For both the three months ended March 31, 2022 and 2021, 10% of our operating expenses were billed in pounds sterling or euros. Due to fluctuations in the U.S. dollar compared to the pound sterling and euro, our consolidated operating expenses were $3 million lower during the three months ended March 31, 2022, than in the comparable period in 2021.

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

	Three Months Ended March 31,
	2022	2021	Change
Employee headcount	9,009	8,964	1%
Stock-based compensation expenses	$37	$35	6%

Headcount increased due to 404 additional employees hired, primarily in India, partially offset by a reduction of 359 Bakkt employees following its deconsolidation.
Compensation and benefits expense increased $5 million for the three months ended March 31, 2022, primarily due to a $16 million increase related to additional headcount, increased commissions, merit pay increases, and higher employee insurance costs, partially offset by $14 million in expense related to Bakkt during the three months ended March 31, 2021, prior to deconsolidation. The stock-based compensation expenses in the table above relate to employee stock option and restricted stock awards and exclude stock-based compensation related to acquisition-related transaction and integration costs.
Professional Services Expenses
Professional services expense includes fees for consulting services received on strategic and technology initiatives, temporary labor, as well as regulatory, legal and accounting fees, and may fluctuate as a result of changes in our use of these services in our business.
Professional services expenses decreased $10 million for the three months ended March 31, 2022, from the comparable period in 2021, primarily due to a $5 million decrease in legal fees, as well as $4 million in expense related to Bakkt during the three months ended March 31, 2021 prior to deconsolidation.
Acquisition-Related Transaction and Integration Costs
We incurred $9 million in acquisition-related transaction and integration costs during the three months ended March 31, 2022, primarily related to our integration of Ellie Mae, Inc., or Ellie Mae. We incurred $18 million in acquisition-related transaction costs for the three months ended March 31, 2021, primarily related to our integration of Ellie Mae and the Bakkt transaction.
We expect to continue to explore and pursue various potential acquisitions and other strategic opportunities to strengthen our competitive position and support our growth. As a result, we may incur acquisition-related transaction costs in future periods.
Technology and Communication Expenses
Technology support services consist of costs for running our wholly-owned data centers, hosting costs paid to third-party data centers and maintenance of our computer hardware and software required to support our technology and cybersecurity. These costs are driven by system capacity, functionality and redundancy requirements. Communication expenses consist of costs or network connections for our electronic platforms and telecommunications costs.
Technology and communications expense also includes fees paid for access to external market data, licensing and other fee agreement expenses. Technology and communications expenses may be impacted by growth in electronic contract volume, our capacity requirements, changes in the number of telecommunications hubs and connections with customers to access our electronic platforms directly.
Technology and communications expenses increased $13 million for the three months ended March 31, 2022, from the comparable period in 2021, primarily due to $5 million in increased hardware and software support costs, $8 million in increased hosting costs and $3 million in increased data services costs, partially offset by $3 million in expense during the three months ended March 31, 2021 related to Bakkt prior to deconsolidation.
Rent and Occupancy Expenses
Rent and occupancy expense relates to leased and owned property and includes rent, maintenance, real estate taxes, utilities and other related costs. We have significant operations located in the U.S., U.K., and India, with smaller offices located throughout the world.
Rent and occupancy expenses were flat for the three months ended March 31, 2022 from the comparable period in 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include marketing, advertising, public relations, insurance, bank service charges, dues and subscriptions, travel and entertainment, non-income taxes and other general and administrative costs.
Selling, general and administrative expenses increased $4 million for the three months ended March 31, 2022 from the comparable period in 2021 primarily due to $8 million in increased marketing expenses, partially offset by $6 million in expenses related to Bakkt during the three months ended March 31, 2021, prior to the deconsolidation of Bakkt.
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
We recorded amortization expenses on intangible assets acquired as part of our acquisitions, as well as on other intangible assets, of $153 million and $159 million for the three months ended March 31, 2022 and 2021, respectively.
We recorded depreciation expenses on our fixed assets of $101 million and $96 million for the three months ended March 31, 2022 and 2021, respectively.
Consolidated Non-Operating Income/(Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following tables present our non-operating income (expenses) (dollars in millions):

	Three Months Ended March 31,
	2022	2021	Change
Other income/(expense):
Interest income	$1	$—	n/a
Interest expense	(103)	(107)	(4)
Other income/(expense), net	(58)	48	n/a
Total other income/(expense), net	$(160)	$(59)	171%
Net income attributable to non-controlling interest	$(10)	$(4)	162%
*Percentage changes in the table above deemed "n/a" are not meaningful.
Interest Income
Interest income for the three months ended March 31, 2022 primarily represents interest income on our short-term investments.

Interest Expense
Interest expense for the three months ended March 31, 2022 primarily represents interest expense on our outstanding debt. See “- Debt” below.
Other income/(expense), net
Our equity method investments include OCC and Bakkt, among others. We recognized ($42 million) and $25 million during the three months ended March 31, 2022 and 2021, respectively, of our share of estimated equity method investment (losses)/profits, net, which is included in other income. The estimated losses during the three months ended March 31, 2022 are primarily related to our investment in Bakkt, and the estimated profits during the three months ended March 31, 2021 are related to our investment in OCC. Both periods include adjustments to reflect the difference between reported prior period actual results from our original estimates.
During the three months ended March 31, 2022, we recorded a $9 million accrual for a legal settlement, which is included in other expense.
In connection with our equity investment in Euroclear, we recognized dividend income of $30 million during the three months ended March 31, 2021 which is included in other income. We did not receive a Euroclear dividend during the three months ended March 31, 2022.
We incurred foreign currency transaction losses of $5 million and $6 million for the three months ended March 31, 2022 and 2021, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. Foreign currency transaction gains and losses are recorded in other income/(expense), net, when the settlement of foreign currency assets, liabilities and payables occur in non-functional currencies and there is an increase or decrease in the period-end foreign currency exchange rates between periods. See Item 3 “- Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” included elsewhere in this Quarterly Report for more information on these items.
Non-controlling Interest
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests. As of March 31, 2022, our non-controlling interests included those related to the non-ICE limited partners' 26.7% ownership interest in our CDS clearing subsidiaries, and non-controlling interests in ICE Futures Abu Dhabi. Prior to completion of the Bakkt transaction on October 15, 2021, our non-controlling interest also included the redeemable non-controlling interest of the non-ICE partners in Bakkt.
Consolidated Income Tax Provision
Consolidated income tax expense was $165 million and $183 million for the three months ended March 31, 2022 and 2021, respectively. The change in consolidated income tax expense between periods is primarily due to the tax impact of changes in our pre-tax income and the changes in our effective tax rate each period.
Our effective tax rate was 20% and 22% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022 was lower than the effective tax rate for the comparable period in 2021 primarily due to state apportionment changes as well as updates involving our equity method investments.

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
Consolidated cash and cash equivalents were $638 million and $607 million as of March 31, 2022 and December 31, 2021, respectively. We had $1.5 billion and $1.4 billion in short-term and long-term restricted cash and cash equivalents as of March 31, 2022 and December 31, 2021, respectively. We had $161.1 billion and $145.9 billion of cash and cash equivalent margin deposits and guaranty funds as of March 31, 2022 and December 31, 2021, respectively.
As of March 31, 2022, the amount of unrestricted cash held by our non-U.S. subsidiaries was $442 million. Due to U.S. tax reform, the majority of our foreign earnings since January 1, 2018 have been subject to immediate U.S. income taxation, and the existing non-U.S. unrestricted cash balance can be distributed to the U.S. in the future with no material additional income tax consequences.
Our cash and cash equivalents and financial investments are managed as a global treasury portfolio of non-speculative financial instruments that are readily convertible into cash, such as overnight deposits, term deposits, money market funds, mutual funds for treasury investments, short duration fixed income investments and other money market instruments, thus ensuring high liquidity of financial assets. We may invest a portion of our cash in excess of short-term operating needs in investment-grade marketable debt securities, including government or government-sponsored agencies and corporate debt securities. As of March 31, 2022, we held $12 million of unrestricted cash that was set aside for legal, regulatory, and surveillance operations at NYSE.
Cash Flow
The following table presents the major components of net changes in cash and cash equivalents, and restricted cash and cash equivalents (in millions):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$756	$734
Investing activities	882	444
Financing activities	13,678	888
Effect of exchange rate changes	(1)	(1)
Net increase in cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	$15,315	$2,065
Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain items, including depreciation and amortization, deferred taxes, stock based compensation and the effects of changes in working capital.
The $22 million increase in net cash provided by operating activities during the three months ended March 31, 2022 from the comparable period in 2021 was driven by a $17 million increase in net income and fluctuations in our working capital.
Investing Activities
Consolidated net cash provided by investing activities for the three months ended March 31, 2022 primarily relates to $1.7 billion in proceeds from the sale of invested margin deposits, partially offset by $651 million of purchases of invested margin deposits, $36 million of capital expenditures and $67 million of capitalized software development costs.

Consolidated net cash provided by investing activities for the three months ended March 31, 2021 primarily relates to $1.7 billion in proceeds from the sale of invested margin deposits, partially offset by $1.1 billion purchases of invested margin deposits, $40 million of capital expenditures and $76 million of capitalized software development costs.
The capital expenditures primarily relate to hardware and software purchases to continue the development and expansion of our electronic platforms, data services and clearing houses, and leasehold improvements. The software development expenditures primarily relate to the development and expansion of our electronic trading platforms, data services, mortgage services and clearing houses.

Financing Activities
Consolidated net cash provided by financing activities for the three months ended March 31, 2022 primarily relates to an increase in our cash and cash equivalent margin deposits and guaranty fund balances of $14.2 billion due to increased volatility and $256 million in net proceeds under our Commercial Paper Program, partially offset by $475 million in repurchases of our common stock, $214 million in dividend payments to stockholders and $69 million in cash payments related to treasury shares received for restricted stock tax payments and stock option exercises.
Consolidated net cash provided by financing activities for the three months ended March 31, 2021 primarily relates to an increase in our cash and cash equivalent margin deposits and guaranty fund balances of $1.5 billion, partially offset by $343 million in net repayments under our Commercial Paper Program, $187 million in dividend payments to stockholders and $65 million in cash payments related to treasury shares received for restricted stock tax payments and stock option exercises.
We have adjusted our historical presentation of opening and ending amounts of cash and cash equivalents, and restricted cash and cash equivalents in our consolidated statements of cash flows to include cash and cash equivalent margin deposits and guaranty funds. Changes in these balances are reflected as cash provided by/(used in) financing activities.
Debt
As of March 31, 2022, we had $14.2 billion in outstanding debt, consisting of $12.9 billion of senior notes, $1.3 billion under our Commercial Paper Program and $9 million under credit lines at our ICE India subsidiaries. Our senior notes of $12.9 billion have a weighted average maturity of 15 years and a weighted average cost of 2.9% per annum. The commercial paper notes had original maturities ranging from one to 43 days as of March 31, 2022, with a weighted average interest rate of 0.99% per annum, and a weighted average remaining maturity of 21 days. As of December 31, 2021, we had $13.9 billion in outstanding debt, consisting of $12.9 billion of senior notes, $1.0 billion under our Commercial Paper Program and $10 million under credit lines at our ICE India subsidiaries. As of December 31, 2021, our senior notes of $12.9 billion had a weighted average maturity of 15 years and a weighted average cost of 2.9% per annum. The commercial paper notes had original maturities ranging from three to 73 days as of December 31, 2021, with a weighted average interest rate of 0.33% per annum, and a weighted average remaining maturity of 26 days.
We have a $3.8 billion senior unsecured revolving credit facility, or the Credit Facility, with a maturity date of October 15, 2026 pursuant to a credit agreement with Wells Fargo Bank, N.A., as primary administrative agent, issuing lender and swing-line lender, Bank of America, N.A., as syndication agent, backup administrative agent and swing-line lender, and the lenders party thereto. As of March 31, 2022, of the $3.8 billion that is currently available for borrowing under the Credit Facility, $1.3 billion is required to backstop the amount outstanding under our Commercial Paper Program and $171 million is required to support certain broker-dealer and other subsidiary commitments. The amount required to backstop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $2.3 billion is available for working capital and general corporate purposes including, but not limited to, acting as a backstop to future increases in the amounts outstanding under the Commercial Paper Program.
Our Commercial Paper Program enables us to borrow efficiently at reasonable short-term interest rates and provides us with the flexibility to de-lever using our strong annual cash flows from operating activities whenever our leverage becomes elevated as a result of investment or acquisition activities. We had net issuances of $256 million under our Commercial Paper Program during the three months ended March 31, 2022.
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
For additional details of our debt instruments, refer to Note 8 to our consolidated unaudited financial statements, included in this Quarterly Report, and Note 10 to our consolidated financial statements included in our 2021 Form 10-K.
Capital Return
In December 2021, our Board approved an aggregate of $3.15 billion for future repurchases of our common stock with no fixed expiration date that became effective January 1, 2022. The $3.15 billion replaced the previous amount approved by the Board.
For the three months ended March 31, 2022, we repurchased 3.7 million shares of our outstanding common stock at a cost of $475 million, including 3.3 million shares at a cost of $425 million under our Rule 10b5-1 trading plan and

0.4 million shares at a cost of $50 million on the open market during an open trading period. Shares repurchased are held in treasury stock. For the three months ended March 31, 2021, we did not repurchase any of our outstanding common stock.
The remaining balance of Board approved funds for future repurchases as of March 31, 2022 is $2.7 billion. The approval of our Board for stock repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our Board may increase or decrease the amount available for repurchases from time to time.
From time to time, we enter into Rule 10b5-1 trading plans, as authorized by our Board, to govern some or all of the repurchases of our shares of common stock. In December 2021 we entered into a new Rule 10b5-1 trading plan that became effective in February 2022. We may discontinue stock repurchases at any time and may amend or terminate a Rule 10b5-1 trading plan at any time. We expect funding for any stock repurchases to come from our operating cash flow or borrowings under our Commercial Paper Program or our debt facilities. The timing and extent of future repurchases that are not made pursuant to a Rule 10b5-1 trading plan will be at our discretion and will depend upon many conditions. In making a determination regarding any stock repurchases, management considers multiple factors, including overall stock market conditions, our common stock price performance, the remaining amount authorized for repurchases by our Board, the potential impact of a stock repurchase program on our corporate debt ratings, our expected free cash flow and working capital needs, our current and future planned strategic growth initiatives, and other potential uses of our cash and capital resources.
During the first quarter of 2022, we paid a quarterly dividend of $0.38 per share of our common stock for an aggregate payout of $214 million, which includes the payment of dividend equivalents on unvested employee restricted stock units.
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
As of March 31, 2022, we had $2.7 billion authorized for future repurchases of our common stock. Refer to Note 10 to our consolidated financial statements included in this Quarterly Report for additional details on our stock repurchase program.
Our Board has adopted a quarterly dividend policy providing that dividends will be approved quarterly by the Board or the Audit Committee taking into account factors such as our evolving business model, prevailing business conditions, our current and future planned strategic growth initiatives and our financial results and capital requirements, without a predetermined net income payout ratio. On May 5, 2022, we announced a $0.38 per share dividend for the second quarter of 2022 with the dividend payable on June 30, 2022 to stockholders of record as of June 15, 2022.
Other than the facilities for the ICE Clearing Houses, our Credit Facility and our Commercial Paper Program are currently the only significant agreements or arrangements that we have for liquidity and capital resources with third parties. See Notes 8 and 12 to our consolidated financial statements included in this Quarterly Report for further discussion. In the event of any strategic acquisitions, mergers or investments, or if we are required to raise capital for any reason or desire to return capital to our stockholders, we may incur additional debt, issue additional equity to raise necessary funds, repurchase additional shares of our common stock or pay a dividend. However, we cannot provide assurance that such financing or transactions will be available or successful, or that the terms of such financing or transactions will be favorable to us. See “—Debt" above.
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

	Exchanges Segment		Fixed Income and Data Services Segment		Mortgage Technology Segment		Consolidated
	Three Months Ended March 31,
	2022	2021	2022	2021	2022	2021	2022	2021
Total revenues, less transaction-based expenses	$1,083	$974	$509	$468	$307	$355	$1,899	$1,797
Operating expenses	299	321	354	335	254	249	907	905
Less: Amortization of acquisition-related intangibles	16	18	49	45	88	95	153	158
Less: Transaction and integration costs	—	5	—	—	8	13	8	18
Adjusted operating expenses	$283	$298	$305	$290	$158	$141	$746	$729
Operating income	$784	$653	$155	$133	$53	$106	$992	$892
Adjusted operating income	$800	$676	$204	$178	$149	$214	$1,153	$1,068
Operating margin	72%	67%	30%	28%	17%	30%	52%	50%
Adjusted operating margin	74%	69%	40%	38%	49%	60%	61%	59%

Net income attributable to ICE common stockholders							$657	$646
Add: Amortization of acquisition-related intangibles							153	158
Add: Transaction and integration costs							8	18
Add: Accrual relating to legal settlement							9	—
Add/(Less): Net losses (income) from unconsolidated investees							42	(25)
Less: Income tax effect for the above items							(58)	(40)
Add/(Less): Deferred tax adjustments on acquisition-related intangibles							(7)	1
Adjusted net income attributable to ICE common stockholders							$804	$758
Basic earnings per share attributable to ICE common stockholders							$1.17	$1.15
Diluted earnings per share attributable to ICE common stockholders							$1.16	$1.14
Adjusted basic earnings per share attributable to ICE common stockholders							$1.43	$1.35
Adjusted diluted earnings per share attributable to ICE common stockholders							$1.43	$1.34
Basic weighted average common shares outstanding							561	562
Diluted weighted average common shares outstanding							564	565
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
During the three months ended March 31, 2022, we also included an accrual related to a legal settlement as a non-GAAP adjustment. We do not consider an event of this type to be reflective of our core business operations.
We exclude net income from our unconsolidated equity method investees for purposes of calculating non-GAAP measures. As of March 31, 2022, this adjustment includes our share of profits or losses from OCC, Bakkt, and our other equity method investments, and as of March 31, 2021, it included only OCC. This is consistent with how we treat changes in the fair value of our equity investments. We believe these adjustments provide greater clarity of our performance given that equity investments are non-cash and not a part of our core operations.
The income tax effects relating to all non-GAAP adjustments above are included as non-GAAP adjustments. We also include non-GAAP adjustments for deferred tax adjustments on acquisition-related intangibles. The deferred tax adjustments of ($7 million) and $1 million for the three months ended March 31, 2022 and 2021, respectively, relate primarily to U.S. state apportionment changes.
For additional information on these items, refer to our consolidated financial statements included in this Quarterly Report and “—Consolidated Operating Expenses”, above.
Contractual Obligations and Commercial Commitments
During the three months ended March 31, 2022, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K.
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
New and Recently Adopted Accounting Pronouncements
During the three months ended March 31, 2022, there were no significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 of our 2021 Form 10-K.
Critical Accounting Policies
During the three months ended March 31, 2022, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K.
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
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term restricted cash and cash equivalents, short-term and long-term investments and indebtedness. As of March 31, 2022 and December 31, 2021, our cash and cash equivalents and short-term and long-term restricted cash and cash equivalents were $2.1 billion and $2.0 billion, respectively, of which $251 million and $276 million, respectively, were denominated in pounds sterling, euros or Canadian dollars, and the remaining amounts are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical 50% decrease in short-term interest rates would decrease our annual pre-tax earnings by an immaterial amount as of March 31, 2022, assuming no change in the amount or composition of our cash and cash equivalents and short-term and long-term restricted cash and cash equivalents.
As of March 31, 2022, we had $14.2 billion in outstanding debt, of which $12.9 billion relates to our senior notes. The remaining amount outstanding relates to $1.3 billion outstanding under our Commercial Paper Program, which bears interest at fluctuating rates, and $9 million under lines of credit at our ICE India subsidiaries. A hypothetical 100 basis point increase in short-term interest rates relating to the amounts under our Commercial Paper Program as of March 31, 2022 would decrease annual pre-tax earnings by $13 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity. See Part I, Item 2 "Management's Discussion and Analysis of Financial

Condition and Results of Operations - Debt" and Note 8 to our consolidated financial statements included in this Quarterly Report.
The interest rates on our Commercial Paper Program are currently evaluated based upon current maturities and market conditions. The weighted average interest rate on our Commercial Paper Program increased from 0.33% as of December 31, 2021 to 0.99% as of March 31, 2022. The effective interest rate of commercial paper issuances will continue to fluctuate based on the movement in short-term interest rates along with shifts in supply and demand within the commercial paper market.
Foreign Currency Exchange Rate Risk
As an international business, we are subject to foreign currency exchange rate risk. We may experience gains or losses from foreign currency transactions in the future given that a significant part of our assets and liabilities are recorded in pounds sterling, Canadian dollars or euros, and a significant portion of our revenues and expenses are recorded in pounds sterling or euros. Certain assets, liabilities, revenues and expenses of foreign subsidiaries are denominated in the local functional currency of such subsidiaries. Our exposure to foreign denominated earnings for the three months ended March 31, 2022 and 2021 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Pound Sterling	Euro	Pound Sterling	Euro
Average exchange rate to the U.S. dollar in the current year period	1.3424	1.1229	1.3792	1.2060
Average exchange rate to the U.S. dollar in the same period in the prior year	1.3792	1.2060	1.2794	1.1025
Average exchange rate increase (decrease)	(3)%	(7)%	8%	9%
Foreign denominated percentage of:
Revenues, less transaction-based expenses	8%	7%	7%	6%
Operating expenses	8%	2%	8%	2%
Operating income	7%	12%	6%	9%
Impact of the currency fluctuations (1) on:
Revenues, less transaction-based expenses	$(4)	$(10)	$9	$9
Operating expenses	$(2)	$(1)	$5	$2
Operating income	$(2)	$(9)	$4	$7

(1)    Represents the impact of currency fluctuation for the three months ended March 31, 2022 and 2021 compared to the same periods in the prior year.
We have a significant part of our assets, liabilities, revenues and expenses recorded in pounds sterling or euros. During the three months ended March 31, 2022 and 2021, 15% and 13%, respectively, of our consolidated revenues, less transaction-based expenses were denominated in pounds sterling or euros and for both the three months ended March 31, 2022 and 2021, 10% of our consolidated operating expenses were denominated in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.
Foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables occurs through our operations, which are received in or paid in pounds sterling, Canadian dollars, or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We incurred foreign currency transaction losses of $5 million and $6 million for the three months ended March 31, 2022 and 2021, respectively, inclusive of the impact of foreign currency hedging transactions. The foreign currency transaction losses were primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. A 10% adverse change in the underlying foreign currency exchange rates as of March 31, 2022, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity, would result in a foreign currency loss of $15 million.
We entered into foreign currency hedging transactions during the three months ended March 31, 2022 and 2021 as economic hedges to help mitigate a portion of our foreign exchange risk exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. Although we may enter into additional hedging transactions in the future, these hedging arrangements may not be effective, particularly in the event of imprecise forecasts of the levels of our non-U.S. denominated assets and liabilities.
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

	As of March 31, 2022
	Position in pounds sterling	Position in Canadian dollars	Position in euros
Assets	£709	$2,694	€181
of which goodwill represents	561	397	92
Liabilities	83	2,267	65
Net currency position	£626	$427	€116
Net currency position, in $USD	$822	$341	$129
Negative impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$82	$34	$13
Foreign currency translation adjustments are included as a component of accumulated other comprehensive income/(loss) within our balance sheet. See the table below for the portion of equity attributable to foreign currency translation adjustments as well as the activity for the three months ended March 31, 2022 included within our statement of other comprehensive income. The impact of the foreign currency exchange rate differences in the table below were primarily driven by fluctuations of the pound sterling as compared to the U.S. dollar which were 1.3141 and 1.3524 as of March 31, 2022, and December 31, 2021, respectively, and by fluctuations of the euro as compared to the U.S. dollar which were 1.1067 and 1.1372 as of March 31, 2022 and December 31, 2021, respectively.

Changes in Accumulated Other Comprehensive Loss from Foreign Currency Translation Adjustments (in millions)
Balance, as of December 31, 2021	$(150)
Net current period other comprehensive loss	(25)
Balance, as of March 31, 2022	$(175)

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
Clearing House Cash Deposit Risks
The ICE Clearing Houses hold material amounts of clearing member margin deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. Refer to Note 12 to our consolidated financial statements for more information on the ICE Clearing Houses' cash and cash equivalent margin deposits and guaranty funds, invested deposits, delivery contracts receivable and unsettled variation margin which were $164.9 billion as of March 31, 2022. While we seek to achieve a reasonable rate of return which may generate interest income for our clearing members, we are primarily concerned with preservation of capital and managing the risks associated with these deposits. As the ICE Clearing Houses may pass on interest revenues (minus costs) to the clearing members, this could include negative or reduced yield due to market conditions. For a summary of the risks associated with these deposits and how these risks are mitigated, see Part II, Item 7(A) “Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Form 10-K.

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
ITEM 1(A).     RISK FACTORS
During the three months ended March 31, 2022, there were no significant new risk factors from those disclosed in Part I, Item 1A, "Risk Factors" in our 2021 Form 10-K. In addition to the other information set forth in this Quarterly Report, including the information in the "- Regulation" section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the factors discussed under “Risk Factors” and the regulation discussion under “Business - Regulation” in our 2021 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our 2021 Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The table below sets forth the information with respect to purchases made by or on behalf of ICE or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2022.

Period (2022)	Total number of shares purchased (in thousands)(1)	Average price paid per share	Amount of repurchases (in millions)	Total cumulative year-to-date shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1 - January 31	—	N/A	—	—	$3,150
February 1 - February 28	1,762	$126.41	$223	1,762	$2,927
March 1 - March 31	1,912	$131.97	252	3,674	$2,675
Total (1)	3,674	$129.30	$475
(1)    Includes 3.3 million shares at a cost of $425 million under our Rule 10b5-1 trading plan and 0.4 million shares at a cost of $50 million on the open market during an open trading period.
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
Transition and Separation Agreement, dated as of March 14, 2022, between Intercontinental Exchange Holdings, Inc. and David S. Goone (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.'s Amendment No. 1 to Current Report on Form 8-K filed with the SEC on March 17, 2022, File No. 001-36198).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	—	Section 1350 Certification of Chief Executive Officer.

32.2	—	Section 1350 Certification of Chief Financial Officer.

101	—
The following materials from Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	—	The cover page from Intercontinental Exchange, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL.

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

Intercontinental Exchange, Inc. (Registrant)

Date: May 5, 2022	By:	/s/ A. Warren Gardiner
A. Warren Gardiner
Chief Financial Officer
(Principal Financial Officer)