Form 10-Q
period 2022-06-30
Intercontinental Exchange, Inc.
filed 2022-08-04
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☑
As of August 1, 2022, the number of shares of the registrant’s Common Stock outstanding was 558,458,225 shares.

INTERCONTINENTAL EXCHANGE, INC.
Form 10-Q
Quarterly Period Ended June 30, 2022

PART I. Financial Statements
Item 1.    Consolidated Financial Statements

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)

	As of	As of December 31, 2021
	June 30, 2022
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$830	$607
Short-term restricted cash and cash equivalents	6,045	1,035
Cash and cash equivalent margin deposits and guaranty funds	164,483	145,936
Invested deposits, delivery contracts receivable and unsettled variation margin	3,189	4,493
Customer accounts receivable, net of allowance for doubtful accounts of $25 and $24 at June 30, 2022 and December 31, 2021, respectively	1,371	1,208
Prepaid expenses and other current assets	457	1,021
Total current assets	176,375	154,300
Property and equipment, net	1,703	1,699
Other non-current assets:
Goodwill	21,106	21,123
Other intangible assets, net	13,397	13,736
Long-term restricted cash and cash equivalents	405	398
Other non-current assets	2,221	2,246
Total other non-current assets	37,129	37,503
Total assets	$215,207	$193,502

Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$719	$703
Section 31 fees payable	172	57
Accrued salaries and benefits	220	354
Deferred revenue	473	194
Short-term debt	4	1,521
Margin deposits and guaranty funds	164,483	145,936
Invested deposits, delivery contracts payable and unsettled variation margin	3,189	4,493
Other current liabilities	162	153
Total current liabilities	169,422	153,411
Non-current liabilities:
Non-current deferred tax liability, net	3,945	4,100
Long-term debt	18,109	12,397
Accrued employee benefits	191	200
Non-current operating lease liability	267	252
Other non-current liabilities	412	394
Total non-current liabilities	22,924	17,343
Total liabilities	192,346	170,754
Commitments and contingencies

Equity:
Intercontinental Exchange, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 1,500 shares authorized; 633 and 631 issued at June 30, 2022 and December 31, 2021, respectively, and 558 and 561 shares outstanding at June 30, 2022 and December 31, 2021, respectively	6	6
Treasury stock, at cost; 75 and 70 shares at June 30, 2022 and December 31, 2021, respectively	(6,223)	(5,520)
Additional paid-in capital	14,201	14,069
Retained earnings	15,135	14,350
Accumulated other comprehensive loss	(305)	(196)
Total Intercontinental Exchange, Inc. stockholders’ equity	22,814	22,709
Non-controlling interest in consolidated subsidiaries	47	39
Total equity	22,861	22,748
Total liabilities and equity	$215,207	$193,502

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Exchanges	$3,247	$2,942	$1,604	$1,336
Fixed income and data services	1,021	926	512	458
Mortgage technology	604	695	297	340
Total revenues	4,872	4,563	2,413	2,134
Transaction-based expenses:
Section 31 fees	174	166	123	41
Cash liquidity payments, routing and clearing	985	893	476	386
Total revenues, less transaction-based expenses	3,713	3,504	1,814	1,707
Operating expenses:
Compensation and benefits	714	719	355	365
Professional services	69	81	35	37
Acquisition-related transaction and integration costs	62	28	53	10
Technology and communication	344	327	169	165
Rent and occupancy	41	41	20	20
Selling, general and administrative	112	111	57	60
Depreciation and amortization	510	506	256	251
Total operating expenses	1,852	1,813	945	908
Operating income	1,861	1,691	869	799
Other income/(expense):
Interest income	9	—	8	—
Interest expense	(264)	(213)	(161)	(106)
Other income/(expense), net	(35)	1,287	23	1,239
Other income/(expense), net	(290)	1,074	(130)	1,133
Income before income tax expense	1,571	2,765	739	1,932
Income tax expense	338	862	173	679
Net income	$1,233	$1,903	$566	$1,253
Net income attributable to non-controlling interest	(21)	(5)	(11)	(1)
Net income attributable to Intercontinental Exchange, Inc.	$1,212	$1,898	$555	$1,252
Earnings per share attributable to Intercontinental Exchange, Inc. common stockholders:
Basic	$2.17	$3.38	$0.99	$2.23
Diluted	$2.16	$3.36	$0.99	$2.22
Weighted average common shares outstanding:
Basic	560	562	558	563
Diluted	562	565	560	565

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
Net income	$1,233	$1,903	$566	$1,253
Other comprehensive income/(loss):
Foreign currency translation adjustments, net of tax expense/(benefit) of ($1) for both the six and three months ended June 30, 2022 and $1 for the three months ended June 30, 2021	(109)	17	(84)	10
Change in equity method investment	—	1	—	—
Other comprehensive income/(loss)	(109)	18	(84)	10
Comprehensive income	$1,124	$1,921	$482	$1,263
Comprehensive income attributable to non-controlling interest	(21)	(5)	(11)	(1)
Comprehensive income attributable to Intercontinental Exchange, Inc.	$1,103	$1,916	$471	$1,262
See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Value	Shares	Value
Balance, as of December 31, 2021	631	$6	(70)	$(5,520)	$14,069	$14,350	$(196)	$39	$22,748
Other comprehensive loss	—	—	—	—	—	—	(109)	—	(109)
Exercise of common stock options	—	—	—	—	20	—	—	—	20
Repurchases of common stock	—	—	(4)	(632)	—	—	—	—	(632)
Payments relating to treasury shares	—	—	(1)	(71)	—	—	—	—	(71)
Stock-based compensation	—	—	—	—	88	—	—	—	88
Issuance under the employee stock purchase plan	—	—	—	—	24	—	—	—	24
Issuance of restricted stock	2	—	—	—	—	—	—	—	—
Distributions of profits	—	—	—	—	—	—	—	(13)	(13)
Dividends paid to stockholders	—	—	—	—	—	(427)	—	—	(427)
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	(21)	—	21	—
Net income	—	—	—	—	—	1,233	—	—	1,233
Balance, as of June 30, 2022	633	$6	(75)	$(6,223)	$14,201	$15,135	$(305)	$47	$22,861

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Value	Shares	Value
Balance, as of March 31, 2022	633	$6	(74)	$(6,064)	$14,153	$14,793	$(221)	$36	$22,703
Other comprehensive loss	—	—	—	—	—	—	(84)	—	(84)
Exercise of common stock options	—	—	—	—	5	—	—	—	5
Repurchases of common stock	—	—	(1)	(157)	—	—	—	—	(157)
Payments relating to treasury shares	—	—	—	(2)	—	—	—	—	(2)
Stock-based compensation	—	—	—	—	43	—	—	—	43
Dividends paid to stockholders	—	—	—	—	—	(213)	—	—	(213)
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	(11)	—	11	—
Net income	—	—	—	—	—	566	—	—	566
Balance, as of June 30, 2022	633	$6	(75)	$(6,223)	$14,201	$15,135	$(305)	$47	$22,861

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest — (Continued)
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Value	Shares	Value
Balance, as of December 31, 2020	629	$6	(68)	$(5,200)	$13,845	$11,039	$(192)	$36	$19,534	$93
Other comprehensive income	—	—	—	—	—	—	18	—	18	—
Exercise of common stock options	—	—	—	—	8	—	—	—	8	—
Payments relating to treasury shares	—	—	—	(67)	—	—	—	—	(67)	—
Stock-based compensation	—	—	—	—	81	—	—	—	81	2
Issuance under the employee stock purchase plan	—	—	—	—	18	—	—	—	18	—
Issuance of restricted stock	2	—	—	—	—	—	—	—	—	—
Distributions of profits	—	—	—	—	—	—	—	(11)	(11)	—
Dividends paid to stockholders	—	—	—	—	—	(374)	—	—	(374)	—
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	(5)	—	11	6	(6)
Net income	—	—	—	—	—	1,903	—	—	1,903	—
Balance, as of June 30, 2021	631	$6	(68)	$(5,267)	$13,952	$12,563	$(174)	$36	$21,116	$89

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Value	Shares	Value
Balance, as of March 31, 2021	631	$6	(68)	$(5,265)	$13,908	$11,498	$(184)	$31	$19,994	$91
Other comprehensive income	—	—	—	—	—	—	10	—	10	—
Exercise of common stock options	—	—	—	—	5	—	—	—	5	—
Payments relating to treasury shares	—	—	—	(2)	—	—	—	—	(2)	—
Stock-based compensation	—	—	—	—	39	—	—	—	39	2
Dividends paid to stockholders	—	—	—	—	—	(187)	—	—	(187)	—
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	(1)	—	5	4	(4)
Net income	—	—	—	—	—	1,253	—	—	1,253	—
Balance, as of June 30, 2021	631	$6	(68)	$(5,267)	$13,952	$12,563	$(174)	$36	$21,116	$89

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net income	$1,233	$1,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	510	506
Stock-based compensation	76	73
Deferred taxes	(147)	154
Gain on sale of Euroclear investment	(41)	—
Gain on sale of Coinbase investment	—	(1,227)
Net losses/(income) from unconsolidated investees	57	(34)
Other	21	24
Changes in assets and liabilities:
Customer accounts receivable	(177)	(74)
Other current and non-current assets	(48)	(79)
Section 31 fees payable	115	(44)
Deferred revenue	292	279
Other current and non-current liabilities	(166)	126
Total adjustments	492	(296)
Net cash provided by operating activities	1,725	1,607

Investing activities:
Capital expenditures	(70)	(95)
Capitalized software development costs	(134)	(145)
Purchases of invested margin deposits	(1,431)	(1,644)
Proceeds from sales of invested margin deposits	3,815	2,222
Cash paid for acquisitions, net of cash acquired	(36)	(6)
Purchases of equity and equity method investments	(43)	(23)
Proceeds from sale of Euroclear investment	741	—
Proceeds from sale of Coinbase investment	—	1,237
Other	1	(2)
Net cash provided by investing activities	2,843	1,544

Financing activities:
Proceeds from debt facilities, net	5,186	5
Redemption of commercial paper, net	(1,012)	(2,097)
Repurchases of common stock	(632)	—
Dividends to stockholders	(427)	(374)
Change in cash and cash equivalent margin deposits and guaranty funds	16,163	7,780
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(71)	(67)
Other	31	15
Net cash provided by financing activities	19,238	5,262
Effect of exchange rate changes on cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	(19)	—
Net increase in cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	23,787	8,413
Cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at beginning of period	147,976	83,619
Cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at end of period	$171,763	$92,032

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In millions)
(Unaudited)

	As of June 30, 2022	As of June 30, 2021
Supplemental cash flow disclosure:
Cash paid for income taxes	$524	$414
Cash paid for interest	$226	$211

Reconciliation of the components of cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds to the balance sheet:
Cash and cash equivalents	$830	$602
Short-term restricted cash and cash equivalents	6,045	1,046
Long-term restricted cash and cash equivalents	405	398
Cash and cash equivalent margin deposits and guaranty funds	164,483	89,986
Total	$171,763	$92,032

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
Preparing financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the amounts that are reported in our consolidated financial statements and accompanying disclosures. Actual amounts could differ from those estimates. The results of operations for the six months and three months ended June 30, 2022 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
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
We have considered the impacts of the ongoing conflict between Russia, Belarus and Ukraine on our financial statements. As of June 30, 2022, our businesses and operations, including our exchanges, clearing houses, listings venues, data services businesses and mortgage platforms, have not suffered a material negative impact as a result of these events. There continues to be uncertainty surrounding the extent and duration of this ongoing conflict and the impact that it may have on the global economy and on our business.
Consolidated Statements of Cash Flows Presentation
As of December 31, 2021, we revised our consolidated statements of cash flows to include changes in cash and cash equivalent margin within cash flows from financing activities and changes in invested margin deposits within cash flows from investing activities. This immaterial revision did not have an effect on our previously reported consolidated balance sheets, statements of income, statements of comprehensive income, or statements of changes in equity and redeemable non-controlling interest or the related disclosures. Cash and cash equivalent margin amounts cannot be used to satisfy the Company's operating or other liabilities, as further discussed in Note 12. The following table summarizes the immaterial revisions to our historical consolidated statements of cash flows for the six months ended June 30, 2021 (in millions):

	Six Months Ended June 30, 2021
	As Previously Presented	Adjustment	As Adjusted
Purchases of invested margin deposits (within investing activities)	$—	$(1,644)	$(1,644)
Proceeds from sales of invested margin deposits (within investing activities)	—	2,222	2,222
Net cash provided by investing activities	966	578	1,544
Change in cash and cash equivalent margin deposits and guaranty funds (within financing activities)	—	7,780	7,780
Net cash provided by/(used in) financing activities	(2,518)	7,780	5,262
Net increase in cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	55	8,358	8,413
Cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at beginning of period	1,991	81,628	83,619
Cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at end of period	$2,046	$89,986	$92,032
Recently Adopted Accounting Pronouncements
During the six months ended June 30, 2022, there were no significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021, or the 2021 Form 10-K.

3.     Acquisitions and Divestitures
Pending Acquisition of Black Knight, Inc.
On May 4, 2022, we announced that we had entered into a definitive agreement to acquire Black Knight, Inc., or Black Knight, a software, data and analytics company that serves the housing finance continuum, including real estate data, mortgage lending and servicing, as well as the secondary markets. Pursuant to that certain Agreement and Plan of Merger, dated as of May 4, 2022, among ICE, Sand Merger Sub Corporation, a wholly owned subsidiary of ICE, or Sub, and Black Knight, which we refer to as the “merger agreement,” Sub will merge with and into Black Knight, which we refer to as the “merger,” with Black Knight surviving as a wholly owned subsidiary of ICE. As of May 4, 2022, the transaction was valued at approximately $13.1 billion, or $85 per share of Black Knight common stock, with cash comprising 80% of the value of the aggregate transaction consideration and shares of our common stock comprising 20% of the value of the aggregate transaction consideration at that time. The aggregate cash component of the transaction consideration is fixed at $10.5 billion, and the value of the aggregate stock component of the transaction consideration will fluctuate with the market price of our common stock and will be determined based on the average of the volume weighted averages of the trading prices of our common stock on each of the ten consecutive trading days ending three trading days prior to the closing of the merger. This transaction builds on our position as a provider of end-to-end electronic workflow solutions for the rapidly evolving U.S. residential mortgage industry.
Black Knight provides a comprehensive and integrated ecosystem of software, data and analytics solutions serving the real estate and housing finance markets. We believe the Black Knight ecosystem adds value for clients of all sizes across the mortgage and real estate lifecycles by helping organizations lower costs, increase efficiencies, grow their businesses, and reduce risk.
The transaction is expected to close in the first half of 2023, following the receipt of regulatory approvals and the satisfaction of customary closing conditions. On July 22, 2022, we filed an amended preliminary proxy statement/prospectus on Form S-4 with the SEC, which is undergoing review by the SEC.
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

4. Investments
Equity Investments
Our equity investments are subject to valuation under ASU 2016-01, Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. See Note 14 for a discussion of our determination of fair value of our financial instruments.
Investment in Euroclear
We previously owned a 9.8% stake in Euroclear, plc, or Euroclear, that we originally purchased for $631 million. We participated on the Euroclear Board of Directors, and classified our investment in Euroclear as an equity investment.
On May 17, 2022, we announced the divestment of our 9.8% stake in Euroclear and we completed the sale during the three months ended June 30, 2022. The carrying value of our investment was $700 million at the time of the sale and was classified within other current assets on our balance sheet. We recorded a net gain on the sale of $41 million, which is included in other income, during the three months ended June 30, 2022.
We did not receive a dividend from Euroclear during the six months ended June 30, 2022. We recognized dividend income of $30 million during the six months ended June 30, 2021 from Euroclear, which is included in other income.
Investment in Coinbase
On December 1, 2014, we acquired preferred stock of Coinbase Global, Inc., or Coinbase, which operates a cryptocurrency exchange platform, for $10 million, representing a 1.4% ownership share on a fully-diluted, as-converted basis. On April 14, 2021, Coinbase completed an initial public offering, or IPO. On April 15, 2021, we completed the sale of our investment in Coinbase for $1.24 billion and recorded a gain of $1.23 billion, or $892 million net of tax, as other income in our consolidated statement of income during the three months ended June 30, 2021.
Equity Method Investments
Our equity method investments include the Options Clearing Corporation, or OCC, and Bakkt, among others. Our equity method investments are included in other non-current assets in the accompanying consolidated balance sheet. We carry our equity method investments at cost and assess the carrying value periodically if impairment indicators are present. At the end of each reporting period, we record our share of profits or losses of our equity method investments as equity earnings included in other income. We recognized ($57 million) and $34 million as our share of estimated (losses)/profits, net, from our equity method investments during the six months ended June 30, 2022 and 2021, respectively, and ($15 million) and $9 million as our share of (losses)/profits, net, from our equity method investments during the three months ended June 30, 2022 and 2021, respectively. The estimated losses during the six months and three months ended June 30, 2022 are primarily related to our investment in Bakkt, and the estimated profits during the six months and three months ended June 30, 2021 are related to our investment in OCC. Both periods include adjustments to reflect the difference between reported prior period actual results from our original estimates.
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

Investment in Bakkt
Following Bakkt's October 15, 2021 merger with VIH, we held an approximate 68% economic interest in Bakkt and treat it as an equity method investment (see Note 3). As of June 30, 2022 the carrying value of our Bakkt investment was $1.5 billion.

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

The following table depicts the disaggregation of our revenue according to business line and segment (in millions). Amounts here have been aggregated as they follow consistent revenue recognition patterns, and are consistent with the segment information in Note 15:

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Six Months Ended June 30, 2022:
Total revenues	$3,247	$1,021	$604	$4,872
Transaction-based expenses	1,159	—	—	1,159
Total revenues, less transaction-based expenses	$2,088	$1,021	$604	$3,713

Timing of Revenue Recognition
Services transferred at a point in time	$1,197	$159	$270	$1,626
Services transferred over time	891	862	334	2,087
Total revenues, less transaction-based expenses	$2,088	$1,021	$604	$3,713

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Six Months Ended June 30, 2021:
Total revenues	$2,942	$926	$695	$4,563
Transaction-based expenses	1,059	—	—	1,059
Total revenues, less transaction-based expenses	$1,883	$926	$695	$3,504

Timing of Revenue Recognition
Services transferred at a point in time	$1,056	$107	$417	$1,580
Services transferred over time	827	819	278	1,924
Total revenues, less transaction-based expenses	$1,883	$926	$695	$3,504

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Three Months Ended June 30, 2022
Total revenues	$1,604	$512	$297	$2,413
Transaction-based expenses	599	—	—	599
Total revenues, less transaction-based expenses	$1,005	$512	$297	$1,814

Timing of Revenue Recognition
Services transferred at a point in time	$563	$83	$128	$774
Services transferred over time	442	429	169	1,040
Total revenues, less transaction-based expenses	$1,005	$512	$297	$1,814

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Three Months Ended June 30, 2021
Total revenues	$1,336	$458	$340	$2,134
Transaction-based expenses	427	—	—	427
Total revenues, less transaction-based expenses	$909	$458	$340	$1,707

Timing of Revenue Recognition
Services transferred at a point in time	$495	$47	$196	$738
Services transferred over time	414	411	144	969
Total revenues, less transaction-based expenses	$909	$458	$340	$1,707

The Exchanges segment and the Fixed Income and Data Services segment revenues above include data services revenues. Our data services revenues are transferred over time, and a majority of those revenues are performed over a short period of time of one month or less and relate to subscription-based data services billed monthly, quarterly or annually in advance. These revenues are recognized ratably over time as our data delivery performance obligations are met consistently throughout the period.
The Exchanges segment revenues transferred over time in the table above also include services related to listings, services related to risk management of open interest performance obligations and services related to regulatory fees, trading permits, and software licenses.
The Fixed Income and Data Services segment revenues transferred over time in the table above also include services related to risk management of open interest performance obligations, primarily in our CDS business.
The Mortgage Technology segment revenues transferred over time in the table above primarily relate to our origination technology revenue where performance obligations consist of a series of distinct services and are recognized over the contract terms as subscription performance obligations are satisfied, and to a lesser extent, professional services revenues and revenues from certain of our data and analytics offerings.

The components of services transferred over time for each of our segments are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
Exchanges Segment:
Data services revenues	$432	$415	$218	$208
Services transferred over time related to risk management of open interest performance obligations	$139	$125	$63	$59
Services transferred over time related to listings	$260	$233	$131	$119
Services transferred over time related to regulatory fees, trading permits, and software licenses	$60	$54	$30	$28
Total	$891	$827	$442	$414

Fixed Income Data Services Segment:
Data services revenues	$843	$806	$421	$407
Services transferred over time related to risk management of open interest performance obligations in our CDS business	$19	$13	$8	$4
Total	$862	$819	$429	$411

Mortgage Technology Segment:
Subscription revenues	$312	$258	$159	$134
Professional service revenues and other	$22	$20	$10	$10
Total	$334	$278	$169	$144

Total consolidated revenues transferred over time	$2,087	$1,924	$1,040	$969

6. Goodwill and Other Intangible Assets
The following is a summary of the activity in the goodwill balance for the six months ended June 30, 2022 (in millions):

Goodwill balance at December 31, 2021	$21,123
Acquisitions	31
Foreign currency translation	(46)
Other activity, net	(2)
Goodwill balance at June 30, 2022	$21,106
The following is a summary of the activity in the other intangible assets balance for the six months ended June 30, 2022 (in millions):

Other intangible assets balance at December 31, 2021	$13,736
Acquisitions	7
Foreign currency translation	(43)
Amortization of other intangible assets	(306)
Other activity, net	3
Other intangible assets balance at June 30, 2022	$13,397
Foreign currency translation adjustments result from a portion of our goodwill and other intangible assets being held at our U.K., EU and Canadian subsidiaries, whose functional currencies are not the U.S. dollar. The changes in other activity, net, in the table above primarily relate to adjustments to the fair value of the net tangible and intangible assets made within one year of acquisitions, with a corresponding adjustment to goodwill. We have performed an analysis of impairment indicators and did not recognize any impairment losses on goodwill or other intangible assets during the six months or three months ended June 30, 2022.

7. Deferred Revenue
Our contract liabilities, or deferred revenue, represent consideration received that is yet to be recognized as revenue. Total deferred revenue was $575 million as of June 30, 2022, including $473 million in current deferred revenue and $102 million in other non-current liabilities. The changes in our deferred revenue during the six months ended June 30, 2022 are as follows (in millions):

	Annual Listings Revenues	Original Listings Revenues	Other Listings Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at December 31, 2021	$—	$19	$93	$93	$79	$284
Additions	435	31	34	283	46	829
Amortization	(219)	(19)	(23)	(222)	(55)	(538)
Deferred revenue balance at June 30, 2022	$216	$31	$104	$154	$70	$575

The changes in our deferred revenue during the six months ended June 30, 2021 are as follows (in millions):

	Annual Listings Revenues	Original Listings Revenues	Other Listings Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at December 31, 2020	$—	$13	$92	$95	$59	$259
Additions	384	19	34	265	37	739
Amortization	(197)	(14)	(22)	(206)	(21)	(460)
Deferred revenue balance at June 30, 2021	$187	$18	$104	$154	$75	$538
Included in the amortization recognized during the six months ended June 30, 2022 is $119 million related to the deferred revenue balance as of December 31, 2021. Included in the amortization recognized for the six months ended June 30, 2021 is $98 million related to the deferred revenue balance as of December 31, 2020. As of June 30, 2022, the remaining deferred revenue balance will be recognized over the period of time we satisfy our performance obligations as described in Note 5.

8. Debt
Our total debt, including short-term and long-term debt, consisted of the following (in millions):

	As of June 30, 2022	As of December 31, 2021
Debt:
Short-term debt:
Commercial Paper	$—	$1,012
2022 Senior Notes (2.35% senior unsecured notes due September 15, 2022)	—	499
Other short-term debt	4	10
Total short-term debt	4	1,521
Long-term debt:
2023 Senior Notes (0.70% senior unsecured notes due June 15, 2023)	—	997
2023 Senior Notes (3.45% senior unsecured notes due September 21, 2023)	—	399
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	—	797
2025 Senior Notes (3.65% senior unsecured notes due May 23, 2025)	1,242	—
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,247	1,246
2027 Senior Notes (4.00% senior unsecured notes due September 15, 2027)	1,485	—
2027 Senior Notes (3.10% senior unsecured notes due September 15, 2027)	497	497
2028 Senior Notes (3.75% senior unsecured notes due September 21, 2028)	594	594
2029 Senior Notes (4.35% senior unsecured notes due June 15, 2029)	1,239	—
2030 Senior Notes (2.10% senior unsecured notes due June 15, 2030)	1,235	1,234
2032 Senior Notes (1.85% senior unsecured notes due September 15, 2032)	1,484	1,483
2033 Senior Notes (4.60% senior unsecured notes due March 15, 2033)	1,487	—
2040 Senior Notes (2.65% senior unsecured notes due September 15, 2040)	1,230	1,230
2048 Senior Notes (4.25% senior unsecured notes due September 21, 2048)	1,231	1,230
2050 Senior Notes (3.00% senior unsecured notes due June 15, 2050)	1,221	1,220
2052 Senior Notes (4.95% senior unsecured notes due June 15, 2052)	1,463	—
2060 Senior Notes (3.00% senior unsecured notes due September 15, 2060)	1,471	1,470
2062 Senior Notes (5.20% senior unsecured notes due June 15, 2062)	983	—
Total long-term debt	18,109	12,397
Total debt	$18,113	$13,918

Our senior notes of $18.1 billion have a weighted average maturity of 17 years and a weighted average cost of 3.6% per annum.
Credit Facilities
We have a $3.9 billion senior unsecured revolving credit facility, or the Credit Facility, with future capacity to increase our borrowings under the Credit Facility by an additional $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. On May 25, 2022, we agreed with the lenders to extend the maturity date of the Credit Facility from October 15, 2026, to May 25, 2027, among other items. We also exercised our option to increase the amount of the Credit Facility from $3.8 billion to $3.9 billion. We incurred new debt issuance costs of $4 million relating to the Credit Facility and these costs are represented in the accompanying consolidated balance sheet as other non-current assets and will be amortized over the remaining life of the Credit Facility. No amounts were outstanding under the Credit Facility as of June 30, 2022.
As of June 30, 2022, of the $3.9 billion that is currently available for borrowing under the Credit Facility, $170 million is required to support certain broker-dealer and other subsidiary commitments. As of June 30, 2022, and as there is no commercial paper outstanding, there is no required amount to backstop our U.S. dollar commercial paper program, or the Commercial Paper Program. The amount required to backstop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $3.7 billion is available for working capital and general corporate purposes including, but not limited to, acting as a backstop to future increases in the amounts outstanding under the Commercial Paper Program.

On May 4, 2022, we entered into a 364-day senior unsecured bridge facility in an aggregate principal amount not to exceed $14.0 billion, or the Bridge Facility. The commitments that the Company obtained for the Bridge Facility have been permanently reduced from $14.0 billion to $1.2 billion as of June 30, 2022 as a result of (i) the amendment and extension of the Credit Facility, (ii) the issuance by the Company of certain senior unsecured notes on May 23, 2022, (iii) Euroclear divestment proceeds, (iv) the generation of cash internally by the Company, and (v) the effectiveness of our term loan facility.
On May 25, 2022, we entered into a $2.4 billion two-year senior unsecured delayed draw term loan facility, or Term Loan. Draws under the Term Loan bear interest on the principal amount outstanding at either (a) Term Secured Overnight Financing Rate, or Term SOFR, plus an applicable margin plus a credit spread adjustment of 10 basis points or (b) a "base rate" plus an applicable margin. The applicable margin ranges from 0.625% to 1.125% for Term SOFR loans and from 0.000% to 0.125% for base rate loans, in each case, based on a ratings-based pricing grid. The proceeds from borrowings under the Term Loan will be used to fund a portion of the purchase price for the Black Knight acquisition. We incurred new debt issuance costs of $4 million relating to the Term Loan and these costs are represented in the accompanying consolidated balance sheet as other non-current assets and will be amortized over the remaining life of the Term Loan. We have the option to prepay outstanding amounts under the Term Loan in whole or in part at any time. No amounts were outstanding under the Term Loan as of June 30, 2022.
Our India subsidiaries maintain $14 million of credit lines for their general corporate purposes. As of June 30, 2022, they had borrowed $4 million, which is reflected as “other short-term debt” in the table above.
Commercial Paper Program
Our Commercial Paper Program is currently backed by the borrowing capacity available under the Credit Facility, as described above. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense. During the six months ended June 30, 2022, we had net paydowns of $1.0 billion under the Commercial Paper Program and did not have any notes outstanding under our Commercial Paper Program as of June 30, 2022.
New Senior Notes
On May 23, 2022, we issued $8.0 billion in aggregate principal amount of new senior notes, comprised of the following:
•$1.25 billion in aggregate principal amount of 3.65% senior notes due in 2025, or the 2025 Notes;
•$1.5 billion in aggregate principal amount of 4.00% senior notes due in 2027, or the 2027 Notes;
•$1.25 billion in aggregate principal amount of 4.35% senior notes due in 2029, or the 2029 Notes;
•$1.5 billion in aggregate principal amount of 4.60% senior notes due in 2033, or the 2033 Notes;
•$1.5 billion in aggregate principal amount of 4.95% senior notes due in 2052, or the 2052 Notes; and
•$1.0 billion in aggregate principal amount of 5.20% senior notes due in 2062, or the 2062 Notes, and collectively, the Notes.
We intend to use the net proceeds of $4.9 billion from the offering of the 2025 Notes, the 2027 Notes, the 2029 Notes and the 2062 Notes, or collectively, the SMR Notes, together with the issuance of commercial paper and/or borrowings under the Credit Facility, cash on hand or other immediately available funds and borrowings under the Term Loan, to finance the cash portion of the purchase price for Black Knight. The SMR Notes are subject to a special mandatory redemption feature pursuant to which we will be required to redeem all of the outstanding SMR Notes at a redemption price equal to 101% of the aggregate principal amount of the SMR Notes, plus accrued and unpaid interest, in the event that the Black Knight acquisition is not consummated on or prior to May 4, 2023, subject to two automatic extensions of three months each, to August 4, 2023 and to November 4, 2023, respectively, if U.S. antitrust clearance or a related law, injunction, order or other judgment, in each case whether temporary, preliminary or permanent, that restrains, enjoins or otherwise prohibits the consummation of the Black Knight merger remains outstanding and all other conditions to closing are satisfied (or in the case of conditions that by their terms are to be satisfied at the closing, are capable of being satisfied if the closing were to occur on such date) at each extension date, or if the Black Knight merger agreement is terminated at any time prior to such date. The $4.9 billion net proceeds from the SMR Notes are separately invested and recorded as short-term restricted cash and cash equivalents in our consolidated balance sheet as of June 30, 2022.
We used the $3.0 billion of net proceeds from the offering of the 2033 Notes and the 2052 Notes to redeem $2.7 billion aggregate principal amount of four series of senior notes that would have matured in 2022 and 2023. The balance of the net proceeds was used for general corporate purposes, which included paying down a portion of the amounts outstanding under our Commercial Paper Program. We recorded $30 million in costs associated with the extinguishment and re-financing of our existing debt in connection with our May 2022 debt refinancing. These costs are included in interest expense in our consolidated statements of income for the six months ended June 30, 2022.
We incurred debt issuance costs of $67 million relating to the issuance of the Notes and these costs are presented in the accompanying consolidated balance sheet as a deduction from the carrying amount of the related debt liability and will be amortized over the remaining term of each series of the Notes. The Notes contain affirmative and negative covenants, including, but not limited to, certain redemption rights, limitations on liens and indebtedness and limitations on certain mergers, sales, dispositions and lease-back transactions.

9. Share-Based Compensation
We currently sponsor employee and director stock option, restricted stock and employee stock purchase plans. Stock options and restricted stock are granted at the discretion of the Compensation Committee of our Board of Directors, or Board, based on the estimated fair value on the date of grant. The fair value of the stock options and restricted stock on the date of grant is recognized as expense over the vesting period, net of forfeitures. The non-cash compensation expenses recognized in our consolidated statements of income for stock options, restricted stock and under our employee stock purchase plan, net of amounts classified as capitalized software, were $76 million and $73 million for the six months ended June 30, 2022 and 2021, respectively, and $38 million and $37 million during the three months ended June 30, 2022 and 2021, respectively.
Stock Option Plans
We use the Black-Scholes option pricing model to value our stock option awards. During the six months ended June 30, 2022 and 2021, we used the assumptions in the table below to compute the value:

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
In February 2022, we reserved a maximum of 0.7 million restricted shares for potential issuance as performance-based restricted shares to certain of our employees. The number of shares ultimately granted under this award will be based on our actual financial performance as compared to financial performance targets set by our Board and the Compensation Committee for the year ending December 31, 2022, and will also be subject to a market condition reduction based on how our 2022 total stockholder return, or TSR, compares to that of the S&P 500 Index. The maximum compensation expense to be recognized under these performance-based restricted shares is $84 million if the maximum financial performance target is met and all 0.7 million shares vest. The compensation expense to be recognized under these performance-based restricted shares will be $42 million if the target financial performance is met, which would result in 0.3 million shares vesting. For these awards with performance conditions, we recognize expense on an accelerated basis over the three-year vesting period based on our quarterly assessment of the probable 2022 actual financial performance as compared to the 2022 financial performance targets. As of June 30, 2022, our best estimate is that the financial performance level will be at target for 2022. Based on this assessment, we recorded non-cash compensation expense of $10 million and $6 million for the six months and three months ended June 30, 2022, respectively, related to these awards and the remaining $32 million in non-cash compensation expense will be recorded on an accelerated basis over the remaining vesting period, including $13 million which will be recorded over the remainder of 2022.

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
During the six months and three months ended June 30, 2022, we repurchased a total of 5.0 million and 1.3 million shares, respectively, of our outstanding common stock at a cost of $632 million and $157 million, respectively, consisting of 4.6 million shares at a cost of $582 million under our Rule 10b5-1 trading plan and 0.4 million shares at a cost of $50 million on the open market during an open trading period. All shares repurchased during the three months ended June 30, 2022 were done under our Rule 10b5-1 trading plan. We had no stock repurchases during the six months ended June 30, 2021. As of June 30, 2022, the remaining balance of Board approved funds for future repurchases was $2.5 billion. In connection with our pending acquisition of Black Knight, on May 4, 2022 we terminated our Rule 10b5-1 trading plan and suspended share repurchases.
Dividends
During the six months ended June 30, 2022 and 2021, we declared and paid cash dividends per share of $0.76 and $0.66, respectively, for an aggregate payout of $427 million and $374 million, respectively. During the three months ended June 30, 2022 and 2021, we declared and paid cash dividends per share of $0.38 and $0.33, respectively, for an aggregate payout of $213 million and $187 million, respectively. The declaration of dividends is subject to the discretion of our Board. Our Board has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be determined quarterly by the Board or the Audit Committee, taking into account such factors as our evolving business model, prevailing business conditions, our financial results and capital requirements and other considerations which our Board deems relevant, without a predetermined annual net income payout ratio.
Accumulated Other Comprehensive Income/(Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income/ (loss) (in millions):

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2021	$(150)	$2	$(48)	$(196)
Other comprehensive income/(loss)	(110)	—	—	(110)
Income tax benefit/(expense)	1	—	—	1
Net current period other comprehensive income/(loss)	(109)	—	—	(109)
Balance, as of June 30, 2022	$(259)	$2	$(48)	$(305)

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of March 31, 2022	$(175)	$2	$(48)	$(221)
Other comprehensive income/(loss)	(85)	—	—	(85)
Income tax benefit/(expense)	1	—	—	1
Net current period other comprehensive income/(loss)	(84)	—	—	(84)
Balance, as of June 30, 2022	$(259)	$2	$(48)	$(305)

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2020	$(134)	$1	$(59)	$(192)
Other comprehensive income/(loss)	17	2	—	19
Income tax benefit/(expense)	—	(1)	—	(1)
Net current period other comprehensive income/(loss)	17	1	—	18
Balance, as of June 30, 2021	$(117)	$2	$(59)	$(174)

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of March 31, 2021	$(127)	$2	$(59)	$(184)
Other comprehensive income/(loss)	11	—	—	11
Income tax benefit/(expense)	(1)	—	—	(1)
Net current period other comprehensive income/(loss)	10	—	—	10
Balance, as of June 30, 2021	$(117)	$2	$(59)	$(174)

11. Income Taxes
Our effective tax rate was 22% and 31% for the six months ended June 30, 2022 and 2021, respectively, and 23% and 35% during the three months ended June 30, 2022 and 2021, respectively. The effective tax rates for the six months and three months ended June 30, 2022 were lower than the effective tax rates for the comparable periods in 2021 primarily due to the deferred income tax impact from U.K. tax law changes as well as from the impact of the sale of our investment in Coinbase during the six months ended June 30, 2021. During the three months ended June 30, 2021, the U.K. Finance Act 2021 was enacted, which increased the U.K. corporate income tax rate from 19% to 25%, effective April 1, 2023. The combined impact of the U.K. deferred tax provision and the sale of our investment in Coinbase for the six months and three months ended June 30, 2021 increased our effective tax rate by 8 and 12 percentage points, respectively.

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
Our clearing houses are responsible for providing clearing services to each of our futures exchanges, and in some cases to third-party execution venues, and are as follows, referred to herein collectively as "the ICE Clearing Houses":

Clearing House	Products Cleared	Exchange where Executed	Location
ICE Clear Europe	Energy, agricultural, interest rates and equity index futures and options contracts and OTC European CDS instruments	ICE Futures Europe, ICE Futures U.S., ICE Endex, ICE Futures Abu Dhabi and third-party venues	U.K.
ICE Clear U.S.	Agricultural, metals, foreign exchange, or FX, interest rate, equity index and digital asset futures and/or options contracts	ICE Futures U.S.	U.S.
ICE Clear Credit	OTC North American, European, Asian-Pacific and Emerging Market CDS instruments	Creditex and third-party venues	U.S.
ICE Clear Netherlands	Derivatives on equities and equity indices traded on regulated markets	ICE Endex	The Netherlands
ICE Clear Singapore	Energy, metals and financial futures products and digital assets futures contracts	ICE Futures Singapore	Singapore
ICE NGX	Physical North American natural gas and electricity	ICE NGX	Canada
In June 2022, we announced our decision to cease our CDS clearing service at ICE Clear Europe, our clearing house in the U.K., and our CDS clearing offering will therefore be consolidated at our ICE Clear Credit clearing house in the U.S.
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
As of June 30, 2022 and December 31, 2021, the ICE Clearing Houses had received or had been pledged $270.8 billion and $239.9 billion, respectively, in cash and non-cash collateral in original margin and guaranty fund deposits to cover price movements of underlying contracts for both periods.
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
In addition, we have contributed our own capital that could be used if a defaulting Member’s original margin and guaranty fund deposits are insufficient. Such amounts are recorded as long-term restricted cash and cash equivalents in our balance sheets and are as follows (in millions):

	ICE Portion of Guaranty Fund Contribution		Default insurance
Clearing House	As of June 30, 2022	As of December 31, 2021	As of June 30, 2022	As of December 31, 2021
ICE Clear Europe	$247	$247	$75	$75
ICE Clear U.S.	90	83	25	25
ICE Clear Credit	50	50	50	50
ICE Clear Netherlands	2	2	N/A	N/A
ICE Clear Singapore	1	1	N/A	N/A
ICE NGX	15	15	200	100
Total	$405	$398	$350	$250
Of our total contribution to ICE Clear U.S. above, as of June 30, 2022, $15 million was solely applicable to any losses associated with a default in Bitcoin contracts and other digital assets that ICE Clear U.S. may clear in the future.
We also maintain default insurance as an additional layer of clearing member default protection. The default insurance was added in September 2019 and has a three-year term for the following clearing houses in the following amounts: ICE Clear Europe - $75 million; ICE Clear U.S. - $25 million and ICE Clear Credit - $50 million. The default insurance layer resides after and in addition to the ICE Clear Europe, ICE Clear U.S. and ICE Clear Credit SITG contributions and before the guaranty fund contributions of the non-defaulting Members. Renewal is currently being pursued and is subject to availability, cost and risk coverage considerations.
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
As of June 30, 2022, ICE NGX maintained a guaranty fund of $215 million, comprising $15 million in cash and a $200 million letter of credit backed by a default insurance policy of the same amount, discussed below.
Below you will find our Default Waterfall which summarizes the lines of defense and layers of protection we maintain at the ICE Clearing Houses.
ICE Clearing House Default Waterfall

Cash and Invested Deposits
We have recorded cash and invested margin and guaranty fund deposits and amounts due in our balance sheets as current assets with corresponding current liabilities to the Members. As of June 30, 2022, our cash and invested margin and guaranty fund deposits were as follows (in millions):

	ICE Clear Europe (1)	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$98,940	$52,031	$4,788	$—	$4	$155,763
Unsettled variation margin, net	—	—	—	841	—	841
Guaranty fund	3,940	4,942	614	—	4	9,500
Delivery contracts receivable/payable, net	—	—	—	1,568	—	1,568
Total	$102,880	$56,973	$5,402	$2,409	$8	$167,672
As of December 31, 2021, our cash and invested margin and guaranty fund deposits were as follows (in millions):

	ICE Clear Europe (2)	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$94,010	$39,372	$6,963	$—	$27	$140,372
Unsettled variation margin, net	—	—	—	226	—	226
Guaranty fund	4,175	3,952	597	—	4	8,728
Delivery contracts receivable/payable, net	—	—	—	1,103	—	1,103
Total	$98,185	$43,324	$7,560	$1,329	$31	$150,429
(1) $95.0 billion and $7.9 billion is related to futures/options and CDS, respectively.
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
To provide a tool to address the liquidity needs of our clearing houses and manage the liquidation of margin and guaranty fund deposits held in the form of cash and high quality sovereign debt, ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. have entered into Committed Repurchase Agreement Facilities, or Committed Repo. Additionally, ICE Clear Credit and ICE Clear Netherlands have entered into Committed FX Facilities to support these liquidity needs. As of June 30, 2022, the following facilities were in place:
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
•ICE Clear Netherlands: €10 million in Committed FX Facilities to finance euro payment obligations.

Details of our deposits are as follows (in millions):

Cash and Cash Equivalent Margin Deposits and Guaranty Funds
Clearing House	Investment Type	As of June 30, 2022	As of December 31, 2021
ICE Clear Europe	National bank account (1)	$37,983	$59,948
ICE Clear Europe	Reverse repo	45,717	25,518
ICE Clear Europe	Sovereign debt	16,450	9,324
ICE Clear Europe	Demand deposits	1,949	231
ICE Clear Credit	National bank account	48,446	37,282
ICE Clear Credit	Reverse repo	4,606	3,639
ICE Clear Credit	Demand deposits	3,921	2,403
ICE Clear U.S.	Reverse repo	4,929	6,485
ICE Clear U.S.	Sovereign Debt	474	1,075
Other ICE Clearing Houses	Demand deposits	8	31
Total cash and cash equivalent margin deposits and guaranty funds		$164,483	$145,936

Clearing House	Investment Type	As of June 30, 2022	As of December 31, 2021
ICE NGX	Unsettled variation margin and delivery contracts receivable/payable	2,409	1,329
ICE Clear Europe	Invested deposits - sovereign debt	780	3,164
Total invested deposits, delivery contracts receivable and unsettled variation margin		$3,189	$4,493
(1) As of June 30, 2022, ICE Clear Europe held €32.7 billion ($34.3 billion based on the euro/U.S. dollar exchange rate of 1.0483 as of June 30, 2022) at the European Central Bank, or ECB, £3.0 billion ($3.7 billion based on the pound sterling/U.S. dollar exchange rate of 1.2178 as of June 30, 2022) at the Bank of England, or BOE, and €10 million ($10 million based on the above exchange rate) at the BOE. As of December 31, 2021, ICE Clear Europe held €47.2 billion ($53.7 billion based on the euro/U.S. dollar exchange rate of 1.1372 as of December 31, 2021) at ECB, £1.7 billion ($2.3 billion based on the pound sterling/U.S. dollar exchange rate of 1.3524 as of December 31, 2021), as well as $4.0 billion at the BOE, and €10 million ($11 million based on the above exchange rate) at the BOE.
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

	As of June 30, 2022
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$71,965	$8,904	$15,141	$—	$96,010
Letters of credit	—	—	—	4,420	4,420
ICE NGX cash deposits	—	—	—	1,595	1,595
Total	$71,965	$8,904	$15,141	$6,015	$102,025
Guaranty fund:
Government securities at face value	$612	$248	$260	$—	$1,120

	As of December 31, 2021
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$58,156	$8,425	$17,211	$—	$83,792
Letters of credit	—	—	—	3,566	3,566
ICE NGX cash deposits	—	—	—	987	987
Total	$58,156	$8,425	$17,211	$4,553	$88,345
Guaranty fund:
Government securities at face value	$740	$152	$273	$—	$1,165
ICE NGX
ICE NGX owns a clearing house which primarily administers the physical delivery of energy trading contracts. ICE NGX is the central counterparty to Members on opposite sides of its physically-settled contracts, and the balance related to delivered but unpaid contracts is recorded as a delivery contract net receivable, with an offsetting delivery contract net payable in our balance sheets. Unsettled variation margin equal to the fair value of open contracts is recorded as of each balance sheet date. There is no impact on our consolidated statements of income as an equal amount is recognized as both an asset and a liability. ICE NGX marks all its outstanding physical natural gas and physical power contracts to market daily, but only collects variation margin when a Member's open position falls outside a specified percentage of its pledged collateral. Due to the highly liquid nature and the short period of time to maturity, the fair values of our delivery contract net payable and net receivable are determined to approximate carrying value.
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
During the six months ended June 30, 2022, NGX increased its default insurance by $100 million, and as of June 30, 2022, ICE NGX maintains a guaranty fund of $215 million funded by a $200 million letter of credit issued by a major Canadian chartered bank, and backed by default insurance underwritten by Export Development Canada, or EDC, a Crown corporation operated at arm’s length from the Canadian government, plus $15 million held as restricted cash to fund the first loss amount that ICE NGX is responsible for under the default insurance policy. In the event of a participant default where the Member’s collateral is depleted, the shortfall would be covered by a draw down on the letter of credit following which ICE NGX would file a claim under the default insurance to recover additional losses up to $200 million beyond the $15 million first-loss amount that ICE NGX is responsible for under the default insurance policy.
Clearing House Exposure
The net notional value of unsettled contracts was $2.7 trillion as of June 30, 2022. Each ICE Clearing House bears financial counterparty credit risk and provides a central counterparty guarantee, or performance guarantee, to its Members. To reduce their exposure, the ICE Clearing Houses have a risk management program with both initial and ongoing membership standards. Excluding the effects of original and variation margin, guaranty fund and collateral requirements and default insurance, the ICE Clearing Houses’ maximum estimated exposure for this guarantee is $231.5 billion as of June 30, 2022, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one-day movement in pricing of the underlying unsettled contracts. This value was determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than this amount.

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
City of Providence Litigation
On March 28, 2022, the district court entered an order granting the defendant exchanges’ (including New York Stock Exchange LLC and NYSE Arca, Inc., two of our subsidiaries) motion for summary judgment on the ground that the plaintiffs lack standing under Article III of the U.S. Constitution, and dismissing without prejudice the plaintiffs’ claims on this basis. Among other things, the district court found that the plaintiffs failed to show that they have been injured and that, even putting aside this defect, the plaintiffs failed to produce evidence from which a jury could reasonably conclude that they suffered an injury traceable to any conduct of the exchanges. The district court also held that the opinions of the plaintiffs’ principal expert witness in this matter were fundamentally flawed and unreliable, and therefore inadmissible. In light of these holdings, the district court denied as moot the plaintiffs’ motion for class certification and the exchanges’ motion for summary judgment on the basis of preclusion. On April 25, 2022, the plaintiffs filed a notice of appeal of the district court's dismissal order. Effective as of June 6, 2022, the parties to the litigation executed settlement agreements pursuant to which, among other things, the plaintiffs withdrew their appeal with prejudice and provided the defendants a covenant not to sue (and additionally provided the NYSE and Cboe Global Markets, Inc. defendants a release of claims). No monetary payment was made by the defendants. The settlement agreements and dismissal of the appeal constitute the final resolution of this matter.
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

Financial assets and liabilities recorded or disclosed at fair value in the accompanying consolidated balance sheets as of June 30, 2022 and December 31, 2021 were classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement.
Our mutual funds are equity and fixed income mutual funds held for the purpose of providing future payments for our supplemental executive savings plan and the supplemental executive retirement plan. These mutual funds are classified as equity investments and measured at fair value using Level 1 inputs with adjustments recorded in net income.
The fair values of all other financial instruments are determined to materially approximate carrying value due to the short period of time to their maturities.
We did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of June 30, 2022 or December 31, 2021.
We measure certain assets, such as intangible assets and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of June 30, 2022, none of our intangible assets were required to be recorded at fair value since no impairments were recorded.
We measure certain equity investments at fair value on a non-recurring basis using our policy election under ASU 2016-01. During the six months ended June 30, 2022, we evaluated these investments and concluded that no fair value adjustments were required under this election related to these investments.
See Note 12 for the fair value considerations related to our margin deposits, guaranty funds and delivery contracts receivable.
The table below displays the fair value of our debt as of June 30, 2022. The fair values of our fixed rate notes were estimated using quoted market prices for these instruments. The fair value of other short-term debt approximates par value since the interest rates on this short-term debt approximate market rates as of June 30, 2022.

	As of June 30, 2022
	(in millions)
Debt:	Carrying Amount	Fair value
Other short-term debt	$4	$4
2025 Senior Notes (3.65% senior unsecured notes due May 23, 2025)	1,242	1,242
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,247	1,241
2027 Senior Notes (4.00% senior unsecured notes due September 15, 2027)	1,485	1,477
2027 Senior Notes (3.10% senior unsecured notes due September 15, 2027)	497	473
2028 Senior Notes (3.75% senior unsecured notes due September 21, 2028)	594	577
2029 Senior Notes (4.35% senior unsecured notes due June 15, 2029)	1,239	1,234
2030 Senior Notes (2.10% senior unsecured notes due June 15, 2030)	1,235	1,048
2032 Senior Notes (1.85% senior unsecured notes due September 15, 2032)	1,484	1,176
2033 Senior Notes (4.60% senior unsecured notes due March 15, 2033)	1,487	1,492
2040 Senior Notes (2.65% senior unsecured notes due September 15, 2040)	1,230	919
2048 Senior Notes (4.25% senior unsecured notes due September 21, 2048)	1,231	1,118
2050 Senior Notes (3.00% senior unsecured notes due June 15, 2050)	1,221	913
2052 Senior Notes (4.95% senior unsecured notes due June 15, 2052)	1,463	1,478
2060 Senior Notes (3.00% senior unsecured notes due September 15, 2060)	1,471	1,018
2062 Senior Notes (5.20% senior unsecured notes due June 15, 2062)	983	1,000
Total debt	$18,113	$16,410

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

Financial data for our business segments is as follows for the six months and three months ended June 30, 2022 and 2021 (in millions):

	Six Months Ended June 30, 2022
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$618	$—	$—	$618
Agricultural and metals futures and options	122	—	—	122
Financial futures and options	253	—	—	253
Cash equities and equity options	1,357	—	—	1,357
OTC and other	205	—	—	205
Data and connectivity services	432	—	—	432
Listings	260	—	—	260
Fixed income execution	—	40	—	40
CDS clearing	—	138	—	138
Fixed income data and analytics	—	551	—	551
Other data and network services	—	292	—	292
Origination technology	—	—	399	399
Closing solutions	—	—	134	134
Data and analytics	—	—	44	44
Other	—	—	27	27
Revenues	3,247	1,021	604	4,872
Transaction-based expenses	1,159	—	—	1,159
Revenues, less transaction-based expenses	2,088	1,021	604	3,713
Operating expenses	603	692	557	1,852
Operating income	$1,485	$329	$47	$1,861

	Six Months Ended June 30, 2021
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$584	$—	$—	$584
Agricultural and metals futures and options	121	—	—	121
Financial futures and options	188	—	—	188
Cash equities and equity options	1,246	—	—	1,246
OTC and other	155	—	—	155
Data and connectivity services	415	—	—	415
Listings	233	—	—	233
Fixed income execution	—	27	—	27
CDS clearing	—	93	—	93
Fixed income data and analytics	—	532	—	532
Other data and network services	—	274	—	274
Origination technology	—	—	495	495
Closing solutions	—	—	139	139
Data and analytics	—	—	36	36
Other	—	—	25	25
Revenues	2,942	926	695	4,563
Transaction-based expenses	1,059	—	—	1,059
Revenues, less transaction-based expenses	1,883	926	695	3,504
Operating expenses	647	672	494	1,813
Operating income	$1,236	$254	$201	$1,691

	Three Months Ended June 30, 2022
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$265	$—	$—	$265
Agricultural and metals futures and options	61	—	—	61
Financial futures and options	123	—	—	123
Cash equities and equity options	698	—	—	698
OTC and other	108	—	—	108
Data and connectivity services	218	—	—	218
Listings	131	—	—	131
Fixed income execution	—	25	—	25
CDS clearing	—	66	—	66
Fixed income data and analytics	—	274	—	274
Other data and network services	—	147	—	147
Origination technology	—	—	196	196
Closing solutions	—	—	64	64
Data and analytics	—	—	24	24
Other	—	—	13	13
Revenues	1,604	512	297	2,413
Transaction-based expenses	599	—	—	599
Revenues, less transaction-based expenses	1,005	512	297	1,814
Operating expenses	304	338	303	945
Operating income/(loss)	$701	$174	$(6)	$869

	Three Months Ended June 30, 2021
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$274	$—	$—	$274
Agricultural and metals futures and options	62	—	—	62
Financial futures and options	83	—	—	83
Cash equities and equity options	512	—	—	512
OTC and other	78	—	—	78
Data and connectivity services	208	—	—	208
Listings	119	—	—	119
Fixed income execution	—	13	—	13
CDS clearing	—	38	—	38
Fixed income data and analytics	—	268	—	268
Other data and network services	—	139	—	139
Origination technology	—	—	241	241
Closing solutions	—	—	69	69
Data and analytics	—	—	18	18
Other	—	—	12	12
Revenues	1,336	458	340	2,134
Transaction-based expenses	427	—	—	427
Revenues, less transaction-based expenses	909	458	340	1,707
Operating expenses	326	337	245	908
Operating income	$583	$121	$95	$799

Revenue from one member of the Exchanges segment comprised $213 million, or 10%, of our Exchange revenues, less transaction-based expenses for the six months ended June 30, 2022 and no customers or clearing members accounted for more than 10% of our Exchange revenues, less transaction-based expenses during the three months ended June 30, 2022. Revenue from one member of the Exchanges segment comprised $208 million, or 11%, and $99 million, or 11%, of our Exchange revenues, less transaction-based expenses for the six months and three months ended June 30, 2021, respectively. Clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, we believe that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional customers or clearing members accounted for more than 10% of our segment revenues or consolidated revenues during the six months and three months ended June 30, 2022 or 2021.

16. Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the six months and three months ended June 30, 2022 and 2021 (in millions, except per share amounts):

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
Basic:
Net income attributable to Intercontinental Exchange, Inc.	$1,212	$1,898	$555	$1,252
Weighted average common shares outstanding	560	562	558	563
Basic earnings per common share	$2.17	$3.38	$0.99	$2.23
Diluted:
Weighted average common shares outstanding	560	562	558	563
Effect of dilutive securities - stock options and restricted stock	2	3	2	2
Diluted weighted average common shares outstanding	562	565	560	565
Diluted earnings per common share	$2.16	$3.36	$0.99	$2.22
Basic earnings per common share is calculated using the weighted average common shares outstanding during the period.

Common equivalent shares from stock options and restricted stock awards, calculated using the treasury stock method, are included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. During the six months ended June 30, 2022 and 2021, 1 million and 0.3 million outstanding stock options and restricted stock awards, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect. In addition, for the six months ended June 30, 2021, we excluded warrants and preferred and common incentive units under the Bakkt Equity Incentive Plan because they were also antidilutive. Certain figures in the table above may not recalculate due to rounding.

17. Subsequent Events
We have evaluated subsequent events, and determined that no events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements.

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
•our ability to realize the expected benefits of our acquisitions and our investments, including our ability to close the Black Knight acquisition when expected;
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
•our ability to protect our intellectual property rights and to operate our business without violating the intellectual property rights of others; and
•potential adverse results of threatened or pending litigation and regulatory actions and proceedings.

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
Recent Developments
Pending Acquisition of Black Knight, Inc.
On May 4, 2022, we announced that we had entered into a definitive agreement to acquire Black Knight, Inc., or Black Knight, a software, data and analytics company that serves the housing finance continuum, including real estate data, mortgage lending and servicing, as well as the secondary markets. Pursuant to the merger agreement, Sub will merge with and into Black Knight, with Black Knight surviving as a wholly owned subsidiary of ICE. As of May 4, 2022, the transaction was valued at approximately $13.1 billion, or $85 per share of Black Knight common stock, with cash comprising 80% of the value of the aggregate transaction consideration and shares of our common stock comprising 20% of the value of the aggregate transaction consideration at that time. The aggregate cash component of the transaction consideration is fixed at $10.5 billion, and the value of the aggregate stock component of the transaction consideration will fluctuate with the market price of our common stock and will be determined based on the average of the volume weighted averages of the trading prices of our common stock on each of the ten consecutive trading days ending three trading days prior to the closing of the merger. This transaction builds on our position as a provider of end-to-end electronic workflow solutions for the rapidly evolving U.S. residential mortgage industry.
Black Knight provides a comprehensive and integrated ecosystem of software, data and analytics solutions serving the real estate and housing finance markets. We believe the Black Knight ecosystem adds value for clients of all sizes across the mortgage and real estate lifecycles by helping organizations lower costs, increase efficiencies, grow their businesses, and reduce risk.
The transaction is expected to close in the first half of 2023, following the receipt of regulatory approvals and the satisfaction of customary closing conditions. On July 22, 2022, we filed an amended preliminary proxy statement/prospectus on Form S-4 with the SEC, which is undergoing review by the SEC.
Conflict in Ukraine
Our results of operations are affected by global economic conditions, including macroeconomic conditions and geopolitical events or conflicts. The invasion of Ukraine by Russia and the sanctions and other measures being imposed in response to this conflict have increased the level of economic and political uncertainty. The crisis in Russia, Belarus and Ukraine began in February 2022 and continues as of the date of this Quarterly Report. We are in the process of suspending all services in Russia and expect to cease all offerings in Russia by the end of 2022. From an operational perspective, our businesses, including our exchanges, clearing houses, listings venues, data services businesses and mortgage platforms, have not suffered a material negative impact as a result of these events in Ukraine and the surrounding region. We continue to monitor the uncertainty surrounding the extent and duration of this ongoing conflict and the impact that it may have on the global economy and on our business.
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
•Benchmarks Regulation. The Financial Conduct Authority, or FCA, used its legal powers under the U.K. Benchmarks Regulation, or U.K. BMR, to require ICE Benchmark Administration Limited, or IBA, as the administrator of the London Interbank Offered Rate, or LIBOR, to publish certain Sterling and Japanese Yen LIBOR settings under a changed "synthetic" methodology until the end of 2022. Any settings published under a “synthetic” methodology are no longer considered to be representative of the underlying market or economic reality the setting is intended to measure as those terms are used in the U.K. BMR. The FCA confirmed that it expects that certain U.S. Dollar LIBOR settings will continue to be published on a representative basis until the end of June 2023. In June 2022, the FCA published a consultation on ceasing "synthetic" Sterling LIBOR settings and transitioning away from U.S. Dollar LIBOR. The FCA will continue to consider requiring IBA to publish certain U.S. Dollar LIBOR settings beyond June 30, 2023 under a changed “synthetic” methodology. Usage of the "synthetic" LIBOR and U.S. Dollar LIBOR settings may be restricted or prohibited in certain circumstances under applicable law.
The European Commission used its powers under the EU Benchmarks Regulation, or EU BMR, to designate replacement benchmarks for certain Swiss franc LIBOR settings and the Euro Overnight Index Average, or EONIA, which cover all references to the relevant benchmark. The transition period for the use of benchmarks provided by third-country administrators has been extended until at least December 31, 2023. In May 2022, the European Commission published a consultation on the third-country regime of the EU BMR to prepare for the development of a legislative proposal.
In March 2022, President Biden signed into law federal LIBOR legislation, referred to as the LIBOR Act, designed to reduce uncertainty and economic impacts of the permanent cessation of LIBOR for specified contracts, securities and other agreements that are economically linked to LIBOR. The LIBOR Act provides a statutory framework to replace U.S. Dollar LIBOR with a benchmark rate based on the SOFR for contracts governed by U.S. law that have no fallbacks or fallbacks that would require the use of a poll or LIBOR-based rate.
•Policy intervention to address high energy prices. In March 2022, EU leaders agreed to reduce the EU’s dependency on Russian gas, oil and coal imports and invited the European Commission to put forward legislative proposals to ensure security of supply and affordable energy prices. Various options for regulatory intervention have been adopted by the European Commission to allow EU countries to jointly buy strategic reserves of gas. The potential impact of the measures on the functioning of European energy wholesale markets remain uncertain at this time.
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

Consolidated Financial Highlights

The following summarizes our results and significant changes in our consolidated financial performance for the periods presented (dollars in millions, except per share amounts and YTD represents the six-month periods ended June 30th).

(1) The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. Adjusted net income attributable to ICE is presented net of taxes. These adjusted numbers are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Financial Measures” below.

	Six Months Ended June 30,			Three Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Revenues, less transaction-based expenses	$3,713	$3,504	6%	$1,814	$1,707	6%
Recurring revenues(1)	$1,852	$1,715	8%	$931	$870	7%
Transaction revenues, net(1)	$1,861	$1,789	4%	$883	$837	6%
Operating expenses	$1,852	$1,813	2%	$945	$908	4%
Adjusted operating expenses(2)	$1,486	$1,473	1%	$740	$744	— %
Operating income	$1,861	$1,691	10%	$869	$799	9%
Adjusted operating income(2)	$2,227	$2,031	10%	$1,074	$963	12%
Operating margin	50%	48%	2 pts	48%	47%	1 pt
Adjusted operating margin(2)	60%	58%	2 pt	59%	56%	3 pts
Other income/(expense), net	$(290)	$1,074	(127) %	$(130)	$1,133	(112) %
Income tax expense	$338	$862	(61) %	$173	$679	(75) %
Effective tax rate	22%	31%	(9 pts)	23%	35%	(12 pts)
Net income attributable to ICE	$1,212	$1,898	(36) %	$555	$1,252	(56) %
Adjusted net income attributable to ICE(2)	$1,543	$1,391	11%	$739	$657	12%
Diluted earnings per share attributable to ICE common stockholders	$2.16	$3.36	(36) %	$0.99	$2.22	(55) %
Adjusted diluted earnings per share attributable to ICE common stockholders(2)	$2.75	$2.46	12%	$1.32	$1.16	14%
Cash flows from operating activities	$1,725	$1,607	7%

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
•Revenues, less transaction-based expenses, increased $209 million and $107 million for the six months and three months ended June 30, 2022, respectively, from the comparable periods in 2021. See "-Exchanges Segment", "Fixed Income and Data Services Segment" and "Mortgage Technology Segment" below for a discussion of the significant changes in our revenues. The increase in revenues during the six months and three months ended June 30, 2022 includes $44 million and $30 million, respectively, in unfavorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable periods in 2021. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Rate Risk" below for additional information on the impact of currency fluctuations.
•Operating expenses increased $39 million and $37 million for the six months and three months ended June 30, 2022, respectively, from the comparable periods in 2021. See "-Consolidated Operating Expenses" below for a discussion of the significant changes in our operating expenses. The increase in operating expenses during the six months and three months ended June 30, 2022 includes $14 million and $11 million, respectively, in favorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable periods in 2021. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Rate Risk" below for additional information on the impact of currency fluctuations.
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

Exchanges Segment
The following presents selected statements of income data for our Exchanges segment (dollars in millions and YTD represents the six-month periods ended June 30th):

REVENUES, LESS TRANSACTION-BASED EXPENSES
$ (Millions)
2,500
2,000
1,500
1,000
500
0
$1,883
$233
$415
$155
$187
$188
$121
$584
$2,088
$260
$432
$205
$198
$253
$122
$618
YTD 2021
YTD 2022
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

	Six Months Ended June 30,			Three Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Revenues:
Energy futures and options	$618	$584	6%	$265	$274	(3)%
Agricultural and metals futures and options	122	121	1	61	62	(1)
Financial futures and options	253	188	35	123	83	50
Futures and options	993	893	11	449	419	7
Cash equities and equity options	1,357	1,246	9	698	512	37
OTC and other	205	155	32	108	78	39
Transaction and clearing, net	2,555	2,294	11	1,255	1,009	25
Data and connectivity services	432	415	4	218	208	4
Listings	260	233	12	131	119	10
Revenues	3,247	2,942	10	1,604	1,336	20
Transaction-based expenses(1)	1,159	1,059	9	599	427	40
Revenues, less transaction-based expenses	2,088	1,883	11	1,005	909	11
Other operating expenses	484	513	(6)	244	260	(6)
Depreciation and amortization	118	124	(5)	60	61	(2)
Acquisition-related transaction and integration costs	1	10	(89)	—	5	(93)
Operating expenses	603	647	(7)	304	326	(7)
Operating income	$1,485	$1,236	20%	$701	$583	20%

Recurring revenues	$693	$648	7%	350	327	7%
Transaction revenues, net	$1,395	$1,235	13%	655	582	13%
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
For the six months ended June 30, 2022 and 2021, 19% and 16%, respectively, of our Exchanges segment revenues, less transaction-based expenses, were billed in pounds sterling or euros. For the three months ended June 30, 2022 and 2021, 18% and 16%, respectively, of our Exchanges segment revenues, less transaction-based expenses, were billed in pounds sterling or euros. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Exchanges segment revenues, less transaction-based expenses, were lower by $33 million and $22 million for the six months and three months ended June 30, 2022, from the comparable periods in 2021.
Our exchange transaction and clearing revenues are presented net of rebates. We recorded rebates of $464 million and $526 million for the six months ended June 30, 2022 and 2021, respectively, and $201 million and $252 million for the three months ended June 30, 2022 and 2021, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. The decrease in rebates for the six months and three months ended June 30, 2022 is primarily due to the migration of Sterling futures rebates into the Sterling Overnight Index Average, or SONIA, and a change in the pricing and structure of SONIA products.
•Energy Futures and Options: Total energy volume increased 5% and revenues increased 6% for the six months ended June 30, 2022 from the comparable period in 2021 and volume increased 2% and revenues decreased 3% for the three months ended June 30, 2022 from the comparable period in 2021.
–Total oil futures and options volume decreased 6% and 12% for the six months and three months ended June 30, 2022, respectively, from the comparable periods in 2021, due in part to a confluence of macroeconomic and geopolitical events and uncertainties.
–Our global natural gas futures and options volume increased 31% and 35% for the six months and three months ended June 30, 2022, respectively, from the comparable periods in 2021, driven by increased price volatility related to geopolitical events, including the conflict in Ukraine in the first half of 2022.
–Our environmentals and other futures and options volume increased 1% for the six months ended June 30, 2022 and decreased 13% for the three months ended June 30, 2022, from the comparable periods in 2021, due in part to lower power volumes and environmental options volumes in the second quarter of 2022 versus the year ago period.
•Agricultural and Metals Futures and Options: Total volumes in our agricultural and metals futures and options markets were flat for both the six months and three months ended June 30, 2022 from the comparable periods in 2021 and revenues increased 1% for the six months ended June 30, 2022 and decreased 1% for the three months ended June 30, 2022, from the comparable periods in 2021. In the second quarter of 2022, increased sugar, cocoa and cotton volumes were offset by lower coffee volumes. Revenues increased in the first half of 2022 due to elevated price volatility and price inflation driving an increased need to manage risk across our commodity markets.
–Sugar futures and options volumes decreased 2% for the six months ended June 30, 2022 and increased 1% for the three months ended June 30, 2022, from the comparable periods in 2021.
–Other agricultural and metal futures and options volume increased 1% for the six months ended June 30, 2022 from the comparable period in 2021 and decreased 1% for the three months ended June 30, 2022 from the comparable period in 2021.
•Financial Futures and Options: Total volumes in our financial futures and options markets increased 1% and 7% for the six months and three months ended June 30, 2022, respectively, from the comparable periods in 2021 and revenues increased 35% and 50% for the six months and three months ended June 30, 2022, respectively, from the comparable periods in 2021. The six months ended June 30, 2022 benefited from elevated volatility across global markets driven by geopolitical events, central bank activity and inflationary concerns.
–Interest rate futures and options volume decreased 2% for the six months ended June 30, 2022 and increased 4% for the three months ended June 30, 2022, from the comparable periods in 2021, and revenue increased 48% and 66% for the six months and three months ended June 30, 2022, respectively, from the comparable periods in 2021. The decrease in volume is due to the transition of the LIBOR-based Sterling contract to the alternative rate-based SONIA contract which is half the notional size of the Sterling contract. Adjusting for the difference in contract size, interest rate volumes increased 22% and 25% for the six months and three months ended June 30, 2022, respectively, from the comparable periods in 2021, driven by interest rate volatility and increased speculation of central bank activity due to inflation concerns. Interest rate futures and options revenues were $158 million and $108 million for the six months ended June 30, 2022 and 2021, respectively, and $76 million and $46 million for the three months ended June 30, 2022 and 2021, respectively.
–Other financial futures and options volume, which includes our MSCI®, FTSE® and NYSE FANG+ equity index products, increased 16% and 26%, for the six months and three months ended June 30, 2022, respectively, from the comparable periods in 2021. Financial futures and options revenue increased 18% and 29% for the six months and three months ended June 30, 2022, respectively, from the comparable periods in 2021. The six months ended June 30, 2022 benefited from elevated volatility across global markets driven by geopolitical events, central bank activity and inflationary concerns. Other financial futures and options revenues were $95 million and $80 million for the six months ended June 30, 2022 and 2021, respectively and $47 million and $37 million for the three months ended June 30, 2022 and 2021, respectively.
•Cash Equities and Equity Options: Cash equities volume increased 2% and 17% for the six months and three months ended June 30, 2022, respectively, from the comparable periods in 2021 due to higher total market volumes driven by elevated volatility related to inflationary and recessionary concerns. Cash equities revenues, net of transaction-based expenses, were $147 million and $130 million for the six months ended June 30, 2022 and 2021, respectively, and $74 million and $59 million for the three months ended June 30, 2022 and 2021, respectively. Equity options volume increased 15% and 25% for the six months and three months ended June 30, 2022, respectively, from the comparable periods in 2021 driven by increased market share. Equity options revenues, net of transaction-based expenses, were $51 million and $57 million for the six months ended June 30, 2022 and 2021, respectively, and $25 million and $26 million for the three months ended June 30, 2022 and 2021, respectively.
•OTC and Other: OTC and other transactions include revenues from our OTC energy business and other trade confirmation services, as well as interest income on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, exchange membership fees and agricultural grading and certification fees. Our OTC and other revenues increased 32% and 39% for the six months and three months ended June 30, 2022, respectively, from the comparable periods in 2021 primarily due to an increase in interest income on clearing margin deposits. Following the October 2021 Bakkt transaction, Bakkt revenues are no longer included within our OTC and other revenues.
•Data and Connectivity Services: Our data and connectivity services revenues increased 4% for both the six months and three months ended June 30, 2022 from the comparable periods in 2021. The increase in revenue was driven by the strong retention rate of existing customers, the addition of new customers and increased purchases by existing customers.
•Listings Revenues: Through NYSE, NYSE American and NYSE Arca, we generate listings revenue related to the provision of listings services for public companies and ETFs, and related corporate actions for listed companies. Listings revenues increased 12% and 10% for the six months and three months ended June 30, 2022, respectively, from the comparable periods in 2021, driven by the full impact of strong equity capital markets activity in 2021. All listings fees are billed upfront and revenues are recognized over time as the identified performance obligations are satisfied.

Selected Operating Data
The following charts and tables present trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts and YTD represents the six-month periods ended June 30th):

Volume and Rate per Contract

	Six Months Ended June 30,			Three Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Number of contracts traded (in millions):
Energy futures and options	399	381	5%	177	175	2%
Agricultural and metals futures and options	52	51	—	26	25	—
Financial futures and options	328	325	1	158	148	7
Total	779	757	3%	361	348	4%

	Six Months Ended June 30,			Three Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Average daily volume of contracts traded (in thousands):
Energy futures and options	3,221	3,070	5%	2,862	2,774	3%
Agricultural and metals futures and options	416	417	—	416	409	2
Financial futures and options	2,599	2,587	—	2,523	2,342	8
Total	6,236	6,074	3%	5,801	5,525	5%

	Six Months Ended June 30,			Three Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Rate per contract:
Energy futures and options	$1.55	$1.53	1%	$1.49	$1.57	(5)%
Agricultural and metals futures and options	$2.37	$2.34	1%	$2.36	$2.39	(1)%
Financial futures and options	$0.76	$0.57	35%	$0.77	$0.55	41%

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

Open Interest

	As of June 30,
	2022	2021	Change
Open interest — in thousands of contracts:
Energy futures and options	43,985	44,602	(1)%
Agricultural and metals futures and options	3,519	3,654	(4)
Financial futures and options	28,129	32,758	(14)
Total	75,633	81,014	(7)%
The following charts and tables present selected cash and equity options trading data. All trading volume below is presented as average net daily trading volume, or ADV, and is single counted and YTD represents the six-month periods ended June 30th:

	Six Months Ended June 30,			Three Months Ended June 30,
	2022	2021	Change	2022	2021	Change
NYSE cash equities (shares in millions):
Total cash handled volume	2,606	2,557	2%	2,591	2,206	17%
Total cash market share matched	20.1%	19.9%	0.2 pts	20.2%	20.5%	(0.3 pts)

NYSE equity options (contracts in thousands):
NYSE equity options volume	7,937	6,909	15%	7,647	6,113	25%
Total equity options volume	38,350	37,272	3%	36,672	34,580	6%
NYSE share of total equity options	20.7%	18.5%	2.2 pts	20.9%	17.7%	3.2 pts

Revenue capture or rate per contract:
Cash equities rate per contract (per 100 shares)	$0.046	$0.041	11%	$0.047	$0.043	9%
Equity options rate per contract	$0.05	$0.07	(23)%	$0.05	$0.07	(23)%
Handled volume represents the total number of shares of equity securities, ETFs and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
Transaction-Based Expenses
Our equities and equity options markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. Section 31 fees are recorded on a gross basis as a component of transaction and clearing fee revenue. These Section 31 fees are assessed to recover the government’s costs of supervising and regulating the securities markets and professionals and are subject to change. We, in turn, collect corresponding activity assessment fees from member organizations clearing or settling trades on the equities and options exchanges, and recognize these amounts in our transaction and clearing revenues when invoiced. The activity assessment fees are designed to equal the Section 31 fees. As a result, activity assessment fees and the corresponding Section 31 fees do not have an impact on our net income, although the timing of payment by us will vary from collections. Section 31 fees were $174 million and $166 million for the six months ended

June 30, 2022 and 2021, respectively, and $123 million and $41 million for the three months ended June 30, 2022 and 2021, respectively. The increase in Section 31 fees was primarily due to an increase in rates. The fees we collect are included in cash at the time of receipt and we remit the amounts to the SEC semi-annually as required. The total amount is included in accrued liabilities and was $172 million as of June 30, 2022.
We make liquidity payments to cash and options trading customers, as well as routing charges made to other exchanges which are included in transaction-based expenses. We incur routing charges when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We record routing charges on a gross basis as a component of transaction and clearing fee revenue. Cash liquidity payments, routing and clearing fees were $985 million and $893 million for the six months ended June 30, 2022 and 2021, respectively, and $476 million and $386 million for the three months ended June 30, 2022 and 2021, respectively.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Exchanges segment's operating expenses, operating income and operating margin (dollars in millions). See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Exchanges Segment:	Six Months Ended June 30,			Three Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Operating expenses	$603	$647	(7)%	$304	$326	(7)%
Adjusted operating expenses(1)	$570	$600	(5)%	$287	$302	(5)%
Operating income	$1,485	$1,236	20%	$701	$583	20%
Adjusted operating income(1)	$1,518	$1,283	18%	$718	$607	18%
Operating margin	71%	66%	5 pts	70%	64%	6 pts
Adjusted operating margin(1)	73%	68%	5 pts	71%	67%	4 pts

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

	Six Months Ended June 30,			Three Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Revenues:
Fixed income execution	$40	$27	46%	$25	$13	84%
CDS clearing	138	93	48	66	38	72
Fixed income data and analytics	551	532	4	274	268	3
Fixed income and credit	729	652	12	365	319	14
Other data and network services	292	274	7	147	139	6
Revenues	1,021	926	10	512	458	12
Other operating expenses	516	500	3	252	251	1
Depreciation and amortization	176	172	2	86	86	(1)
Operating expenses	692	672	3	338	337	—
Operating income	$329	$254	29%	$174	$121	43%

Recurring revenues	$843	$806	5%	$421	$407	4%
Transaction revenues	$178	$120	48%	$91	$51	75%
In the table above, we consider fixed income data and analytics revenues and other data and network services revenues to be recurring revenues.
For the six months ended June 30, 2022 and 2021, 12% and 14%, respectively, of our Fixed Income and Data Services segment revenues were billed in pounds sterling or euros and for the three months ended June 30, 2022 and 2021, 12% and 14%, respectively, of our Fixed Income and Data Services segment revenues were billed in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues denominated in foreign currencies changes accordingly. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Fixed Income and Data Services revenues were lower by $11 million and $8 million for the six months and three months ended June 30, 2022, respectively, than the comparable periods in 2021.
Fixed Income and Data Services Revenues
Our Fixed Income and Data Services revenues increased 10% and 12% for the six months and three months ended June 30, 2022, respectively, from the comparable periods in 2021. The increase in revenue was primarily due to strength in our fixed income execution and CDS clearing businesses due to elevated volatility across global markets driven by geopolitical events, central bank activity and inflationary concerns as well as increased market share.
•Fixed Income Execution: Fixed income execution includes revenues from ICE Bonds. Execution fees are reported net of rebates, which were nominal for both the six months and three months ended June 30, 2022 and 2021. Our fixed income execution revenues increased 46% and 84% for the six months and three months ended June 30, 2022, respectively, from the comparable periods in 2021, due to elevated volatility across global markets driven by geopolitical events, central bank activity and inflationary concerns.
•CDS Clearing: CDS clearing revenues increased 48% and 72% for the six months and three months ended June 30, 2022, respectively, from the comparable periods in 2021. The notional value of CDS cleared was $13.6 trillion and $8.1 trillion for the six months ended June 30, 2022 and 2021, respectively, and $5.9 trillion and $3.1 trillion for the three months ended June 30, 2022 and 2021, respectively. The increases in the notional value of CDS cleared were primarily driven by heightened volatility related to geopolitical events and inflationary concerns.
•Fixed Income Data and Analytics: Our fixed income data and analytics revenues increased 4% and 3% for the six months and three months ended June 30, 2022, respectively, from the comparable periods in 2021. The increase in revenue was due to strength in our index business and continued growth in our pricing and reference data business driven by the strong retention rate of existing customers, the addition of new customers and increased purchases by existing customers.
•Other Data and Network Services: Our other data and network services revenues increased 7% and 6% for the six months and three months ended June 30, 2022, respectively, from the comparable periods in 2021. The increase in revenues was driven primarily by growth in our ICE Global Network offering, coupled with strength in our consolidated feeds and stronger desktop revenues.

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
As of June 30, 2022, ASV was $1.682 billion, which increased 5.0% compared to the ASV as of June 30, 2021. ASV represents nearly 100% of total data services revenues for this segment. This does not adjust for year-over-year foreign exchange fluctuations.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Fixed Income and Data Services segment's operating expenses, operating income and operating margin (dollars in millions). See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Fixed Income and Data Services Segment:	Six Months Ended June 30,			Three Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Operating expenses	$692	$672	3%	$338	$337	—%
Adjusted operating expenses(1)	$599	$581	3%	$294	$291	1%
Operating income	$329	$254	29%	$174	$121	43%
Adjusted operating income(1)	$422	$345	22%	$218	$167	31%
Operating margin	32%	27%	5 pts	34%	26%	8 pts
Adjusted operating margin(1)	41%	37%	4 pts	43%	36%	7 pts

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
800
600
400
200
0
$ (Millions)
$695
$25
$36
$139
$495
$604
$27
$44
$134
$399
YTD 2021
YTD 2022
Other
Data and analytics
Closing solutions
Origination technology

(1) The adjusted figures in the charts above are calculated by excluding items that are not reflective of our cash operations and core business performance. As a result, these adjusted numbers are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Financial Measures” below.

	Six Months Ended June 30,			Three Months Ended June 30,
	2022	2021	Change	2022	2021	Change*
Revenues:
Origination technology	399	495	(19)%	196	241	(19)%
Closing solutions	134	139	(3)	64	69	(6)
Data and analytics	44	36	21	24	18	37
Other	27	25	8	13	12	4
Revenues	604	695	(13)	297	340	(13)
Other operating expenses	280	266	5	140	136	3
Acquisition-related transaction and integration costs	61	18	260	53	5	n/a
Depreciation and amortization	216	210	3	110	104	6
Operating expenses	557	494	13	303	245	24
Operating income/(loss)	$47	$201	(77)%	$(6)	$95	(107)%

Recurring revenues	$316	$261	21%	$160	$136	18%
Transaction revenues	$288	$434	(34)%	$137	$204	(33)%
*Percentage changes in the table above deemed "n/a" are not meaningful.
In the table above, we consider subscription fee and certain other revenues to be recurring revenues. Each revenue classification, above, contains a mix of recurring and transaction revenues, based on the various service offerings described in more detail, below.
Mortgage Technology Revenues
Our mortgage technology revenues are derived from our comprehensive, end-to-end U.S. residential mortgage platform. Our mortgage technology business is intended to enable greater workflow efficiency for customers focused on originating U.S. residential mortgage loans. Mortgage technology revenues decreased $91 million and $43 million for the six months and three months ended June 30, 2022 from the comparable periods in 2021 due to lower mortgage origination volumes.
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

Operating Expenses, Operating Income/(Loss) and Operating Margin
The following chart summarizes our Mortgage Technology segment's operating expenses, operating income/(loss) and operating margin (dollars in millions). See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Mortgage Technology Segment:	Six Months Ended June 30,			Three Months Ended June 30,
	2022	2021	Change*	2022	2021	Change
Operating expenses	$557	$494	13%	$303	$245	24%
Adjusted operating expenses(1)	$317	$292	9%	$159	$151	6%
Operating income/(loss)	$47	$201	(77)%	$(6)	$95	(107)%
Adjusted operating income(1)	$287	$403	(29)%	$138	$189	(27)%
Operating margin	8%	29%	(21 pts)	(2)%	28%	(30 pts)
Adjusted operating margin(1)	47%	58%	(11 pts)	46%	56%	(10 pts)

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
The following presents our consolidated operating expenses (dollars in millions and YTD represents the six-month periods ended June 30th):

CONSOLIDATED OPERATING EXPENSES
$ (Millions)
2,000
1,750
1,500
1,250
1,000
750
500
250
0
$1,813
$1,852
$506
$510
$479
$497
$109
$131
$719
$714
YTD 2021
YTD 2022
Depreciation and amortization
Technology and communication, rent and occupancy, and selling, general and administrative
Professional services and acquisition-related transaction and integration costs
Compensation and benefits

	Six Months Ended June 30,			Three Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Compensation and benefits	$714	$719	(1)%	$355	$365	(3)%
Professional services	69	81	(15)	35	37	(7)
Acquisition-related transaction and integration costs	62	28	121	53	10	435
Technology and communication	344	327	5	169	165	3
Rent and occupancy	41	41	1	20	20	4
Selling, general and administrative	112	111	1	57	60	(4)
Depreciation and amortization	510	506	1	256	251	2
Total operating expenses	$1,852	$1,813	2%	$945	$908	4%
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
For both the six months ended June 30, 2022 and 2021, 10% of our operating expenses were billed in pounds sterling or euros, and for both the three months ended June 30, 2022 and 2021, 10% of our operating expenses were billed in pounds sterling or euros. Due to fluctuations in the U.S. dollar compared to the pound sterling and euro, our consolidated operating expenses were $14 million and $11 million lower during the six months and three months ended June 30, 2022, respectively, than in the comparable periods in 2021. See Item 3 “— Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” below for additional information.
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

	Six Months Ended June 30,			Three Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Employee headcount	8,936	9,088	(2)%
Stock-based compensation expenses	$73	$71	3%	$36	$36	1%

Headcount decreased due to a reduction of 479 Bakkt employees following its deconsolidation, partially offset by 373 additional employees hired in India.
Compensation and benefits expense decreased $5 million and $10 million for the six months and three months ended June 30, 2022, respectively, primarily due to $32 million and $18 million in expense related to Bakkt during the six months and three months ended June 30, 2021, respectively, prior to deconsolidation. This was partially offset by a $22 million and $6 million increase for the six months and three months ended June 30, 2022, respectively, from the comparable periods in 2021, related to additional headcount, increased commissions, merit pay increases, and higher employee insurance costs. The stock-based compensation expenses in the table above relate to employee stock option and restricted stock awards and exclude stock-based compensation related to acquisition-related transaction and integration costs.
Professional Services Expenses
Professional services expense includes fees for consulting services received on strategic and technology initiatives, temporary labor, as well as regulatory, legal and accounting fees, and may fluctuate as a result of changes in our use of these services in our business.
Professional services expenses decreased $12 million and $2 million for the six months and three months ended June 30, 2022, from the comparable periods in 2021. During the six months and three months ended June 30, 2021, we incurred $7 million and $3 million in expense related to Bakkt prior to deconsolidation.
Acquisition-Related Transaction and Integration Costs
We incurred $62 million and $53 million in acquisition-related transaction and integration costs during the six months and three months ended June 30, 2022, primarily due to legal and consulting expenses related to our pending acquisition of Black Knight and our integration of Ellie Mae, Inc., or Ellie Mae. We incurred $28 million and $10 million in acquisition-related transaction costs for the six months and three months ended June 30, 2021, primarily related to our integration of Ellie Mae and the Bakkt transaction.
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
Technology and communications expenses increased $17 million for the six months ended June 30, 2022 from the comparable period in 2021, primarily due to $11 million in increased hardware and software support costs, $12 million in increased hosting costs and $4 million in increased data services costs, partially offset by a $4 million decrease in license expense and $7 million in expenses during the six months ended June 30, 2021 related to Bakkt prior to deconsolidation.
Technology and communications expenses increased $4 million for the three months ended June 30, 2022 from the comparable period in 2021, primarily due to $6 million in increased hardware and software support costs, $4 million in increased hosting costs and $2 million in increased data services costs, partially offset by a $3 million decrease in license expense and $4 million in expenses during the three months ended June 30, 2021 related to Bakkt prior to deconsolidation.
Rent and Occupancy Expenses
Rent and occupancy expense relates to leased and owned property and includes rent, maintenance, real estate taxes, utilities and other related costs. We have significant operations located in the U.S., U.K., and India, with smaller offices located throughout the world.
Rent and occupancy expenses were flat for the six months and three months ended June 30, 2022, respectively, from the comparable periods in 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include marketing, advertising, public relations, insurance, bank service charges, dues and subscriptions, travel and entertainment, non-income taxes and other general and administrative costs.
Selling, general and administrative expenses increased $1 million for the six months ended June 30, 2022 from the comparable period in 2021 primarily due to $10 million in increased marketing expenses and $9 million in increased travel and entertainment expenses, offset by a $3 million decrease in listings expenses and $14 million in expenses related to Bakkt during the six months ended June 30, 2021, prior to the deconsolidation of Bakkt.
Selling, general and administrative expenses decreased $3 million for the three months ended June 30, 2022, from the comparable period in 2021, primarily due to $8 million in increased travel and entertainment expense, from the comparable period in 2021, offset by $3 million in decreased listings expenses and $8 million in expenses related to Bakkt during the three months ended June 30, 2021, prior to the deconsolidation of Bakkt.
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
We recorded amortization expenses on intangible assets acquired as part of our acquisitions, as well as on other intangible assets, of $306 million and $314 million for the six months ended June 30, 2022 and 2021, respectively, and $153 million and $155 million for the three months ended June 30, 2022 and 2021, respectively.
We recorded depreciation expenses on our fixed assets of $204 million and $192 million for the six months ended June 30, 2022 and 2021, respectively, and $103 million and $96 million for the three months ended June 30, 2022 and 2021, respectively.

Consolidated Non-Operating Income/(Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following tables present our non-operating income/(expenses) (dollars in millions):

	Six Months Ended June 30,			Three Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Other income/(expense):
Interest income	$9	$—	n/a	$8	$—	n/a
Interest expense	(264)	(213)	24	(161)	(106)	53
Other income/(expense), net	(35)	1,287	n/a	23	1,239	(98)
Total other income/(expense), net	$(290)	$1,074	n/a	$(130)	$1,133	n/a
Net income attributable to non-controlling interest	$(21)	$(5)	313%	$(11)	$(1)	919%
*Percentage changes in the table above deemed "n/a" are not meaningful.
Interest Income
We recognized interest income of $9 million and $8 million during the six months and three months ended June 30, 2022, respectively. Interest income for the six months and three months ended June 30, 2022 primarily represents interest income on our short-term investments, including $5 million in interest income recorded during the six months and three months ended June 30, 2022 in connection with the short-term investments related to the $4.9 billion of the SMR Notes for the Black Knight acquisition.
Interest Expense
We recognized interest expense of $264 million and $213 million during the six months ended June 30, 2022 and 2021, respectively, and $161 million and $106 million during the three months ended June 30, 2022 and 2021, respectively. Interest expense for the six months and three months ended June 30, 2022 primarily represents interest expense on our outstanding debt. During the three months ended June 30, 2022 we recognized $23 million in interest expense on the $4.9 billion SMR Notes for the Black Knight acquisition, and $30 million in costs associated with the extinguishment and re-financing of our existing debt in connection with our May 2022 debt refinancing. See “- Debt” below.
Other income/(expense), net
Our equity method investments include OCC and Bakkt, among others. We recognized ($57 million) and $34 million during the six months ended June 30, 2022 and 2021, respectively, and ($15 million) and $9 million during the three months ended June 30, 2022 and 2021, respectively, of our share of estimated equity method investment (losses)/profits, net, which is included in other income. The estimated losses during the six months and three months ended June 30, 2022 are primarily related to our investment in Bakkt, and the estimated profits during the six months and three months ended June 30, 2021 are related to our investment in OCC. Both the six month periods ended June 30, 2022 and 2021 include adjustments to reflect the difference between reported prior period actual results from our original estimates.
During the three months ended June 30, 2021, Coinbase completed an IPO and we sold our investment in Coinbase for $1.24 billion, and recorded a gain of $1.23 billion as other income.
During the six months ended June 30, 2022, we recorded a $9 million accrual for a legal settlement, which is included in other expense.
We completed the sale of our Euroclear stake on May 20, 2022. The carrying value of our investment was $700 million at the time of the sale. We recorded a net gain of $41 million on the sale, which is included in other income during the three months ended June 30, 2022. We did not receive a Euroclear dividend during the six months ended June 30, 2022 prior to the May 2022 sale of our investment. We recognized dividend income of $30 million on our Euroclear investment during the six months ended June 30, 2021, which is included in other income.
We incurred foreign currency transaction losses of $9 million for both the six months ended June 30, 2022 and 2021, respectively, and $4 million and $3 million for the three months ended June 30, 2022 and 2021, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. Foreign currency transaction gains and losses are recorded in other income/(expense), net, when the settlement of foreign currency assets, liabilities and payables occur in non-functional currencies and there is an increase or decrease in the period-end foreign currency exchange rates between periods. See Item 3 “- Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” included elsewhere in this Quarterly Report for more information on these items.

Non-controlling Interest
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests. As of June 30, 2022, our non-controlling interests included those related to the non-ICE limited partners' 26.7% ownership interest in our CDS clearing subsidiaries, and non-controlling interests in ICE Futures Abu Dhabi. Prior to completion of the Bakkt transaction on October 15, 2021, our non-controlling interest also included the redeemable non-controlling interest of the non-ICE partners in Bakkt.
Consolidated Income Tax Provision
Consolidated income tax expense was $338 million and $862 million for the six months ended June 30, 2022 and 2021, respectively, and $173 million and $679 million for the three months ended June 30, 2022 and 2021, respectively. The change in consolidated income tax expense between periods is primarily due to the tax impact of changes in our pre-tax income and the changes in our effective tax rate each period.
Our effective tax rate was 22% and 31% for the six months ended June 30, 2022 and 2021, respectively, and 23% and 35% for the three months ended June 30, 2022 and 2021, respectively. The effective tax rates for the six months and three months ended June 30, 2022 were lower than the effective tax rates for the comparable periods in 2021 primarily due to the deferred income tax impact from U.K. tax law changes as well as from the impact of the sale of our investment in Coinbase during the six months ended June 30, 2021.
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

Liquidity and Capital Resources
Below are charts that reflect our outstanding debt and capital allocation. The acquisition and integration costs in the chart below include cash paid for acquisitions, net of cash received for divestitures, cash paid for equity and equity method investments, cash paid for non-controlling interest and redeemable non-controlling interest, and acquisition-related transaction and integration costs in each period (YTD represents the six-month periods ended June 30th).
*Excludes the proceeds from the sales of our stakes in Euroclear (Q2 2022) and Coinbase (Q2 2021).
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
Consolidated cash and cash equivalents were $830 million and $607 million as of June 30, 2022 and December 31, 2021, respectively. We had $6.5 billion and $1.4 billion in short-term and long-term restricted cash and cash equivalents as of June 30, 2022 and December 31, 2021, respectively. We had $164.5 billion and $145.9 billion of cash and cash equivalent margin deposits and guaranty funds as of June 30, 2022 and December 31, 2021, respectively.
As of June 30, 2022, the amount of unrestricted cash held by our non-U.S. subsidiaries was $442 million. Due to U.S. tax reform, the majority of our foreign earnings since January 1, 2018 have been subject to immediate U.S. income taxation, and the existing non-U.S. unrestricted cash balance can be distributed to the U.S. in the future with no material additional income tax consequences.
Our cash and cash equivalents and financial investments are managed as a global treasury portfolio of non-speculative financial instruments that are readily convertible into cash, such as overnight deposits, term deposits, money market funds, mutual funds for treasury investments, short duration fixed income investments and other money market instruments, thus ensuring high liquidity of financial assets. We may invest a portion of our cash in excess of short-term operating needs in investment-grade marketable debt securities, including government or government-sponsored agencies and corporate debt securities. As of June 30, 2022, we held $8 million of unrestricted cash that was set aside for legal, regulatory, and surveillance operations at NYSE.
Cash Flow
The following table presents the major components of net changes in cash and cash equivalents, and restricted cash and cash equivalents (in millions):

	Six Months Ended June 30,
	2022	2021
Net cash provided by/(used in):
Operating activities	$1,725	$1,607
Investing activities	2,843	1,544
Financing activities	19,238	5,262
Effect of exchange rate changes	(19)	—
Net increase in cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	$23,787	$8,413
Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain items, including depreciation and amortization, deferred taxes, stock based compensation and the effects of changes in working capital.
The $118 million increase in net cash provided by operating activities during the six months ended June 30, 2022 from the comparable period in 2021 was driven by an increase in net income adjusted for the gain on our sale of our Coinbase investment during the six months ended June 30, 2021 and a gain on the sale of our Euroclear investment during the six months ended June 30, 2022, as well as $57 million in net losses from unconsolidated investees. The remaining fluctuations are due to changes in our working capital and the timing of various payments such as an increase in Section 31 fees payable of $159 million.
Investing Activities
Consolidated net cash provided by investing activities for the six months ended June 30, 2022 primarily relates to $3.8 billion in proceeds from the sale of invested margin deposits and $741 million in proceeds from the sale of our Euroclear investment, partially offset by $1.4 billion of purchases of invested margin deposits, $70 million of capital expenditures and $134 million of capitalized software development costs.

Consolidated net cash provided by investing activities for the six months ended June 30, 2021 primarily relates to $1.2 billion of proceeds from the sale of our Coinbase investment and $2.2 billion of proceeds from sales of invested margin deposits, partially offset by $1.6 billion purchases of invested margin deposits, $95 million of capital expenditures and $145 million of capitalized software development costs.

The capital expenditures primarily relate to hardware and software purchases to continue the development and expansion of our electronic platforms, data services and clearing houses, and leasehold improvements. The software development expenditures primarily relate to the development and expansion of our electronic trading platforms, data services, mortgage services and clearing houses.
Financing Activities
Consolidated net cash provided by financing activities for the six months ended June 30, 2022 primarily relates to an increase in our cash and cash equivalent margin deposits and guaranty fund balances of $16.2 billion due to increased volatility and $5.2 billion in net proceeds from our debt facilities, partially offset by $1.0 billion in net repayments under our Commercial Paper Program, $632 million in repurchases of our common stock, $427 million in dividend payments to stockholders and $71 million in cash payments related to treasury shares received for restricted stock tax payments and stock option exercises.
Consolidated net cash provided by financing activities for the six months ended June 30, 2021 primarily relates to an increase in our cash and cash equivalent margin deposits and guaranty fund balances of $7.8 billion, partially offset by $2.1 billion in net repayments under our Commercial Paper Program, $374 million in dividend payments to stockholders and $67 million in cash payments related to treasury shares received for restricted stock tax payments and stock option exercises.
We have adjusted our historical presentation of opening and ending amounts of cash and cash equivalents, and restricted cash and cash equivalents in our consolidated statements of cash flows to include cash and cash equivalent margin deposits and guaranty funds. Changes in these balances are reflected as cash provided by financing activities.
Debt
As of June 30, 2022, we had $18.1 billion in outstanding debt, all of which relates to our senior notes. We also have $4 million under credit lines at our ICE India subsidiaries. As of June 30, 2022, our senior notes of $18.1 billion had a weighted average maturity of 17 years and a weighted average cost of 3.6% per annum. There were no amounts outstanding under our Commercial Paper Program as of June 30, 2022. As of December 31, 2021, we had $13.9 billion in outstanding debt, consisting of $12.9 billion of senior notes, $1.0 billion under our Commercial Paper Program and $10 million under credit lines at our ICE India subsidiaries. As of December 31, 2021, our senior notes of $12.9 billion had a weighted average maturity of 15 years and a weighted average cost of 2.9% per annum. The commercial paper notes had original maturities ranging from three to 73 days as of December 31, 2021, with a weighted average interest rate of 0.33% per annum, and a weighted average remaining maturity of 26 days.
We have a $3.9 billion senior unsecured revolving credit facility, or the Credit Facility, with a maturity date of May 25, 2027 pursuant to a credit agreement with Wells Fargo Bank, N.A., as primary administrative agent, issuing lender and swing-line lender, Bank of America, N.A., as syndication agent, backup administrative agent and swing-line lender, and the lenders party thereto. As of June 30, 2022, of the $3.9 billion that is currently available for borrowing under the Credit Facility, $170 million is required to support certain broker-dealer and other subsidiary commitments. The remaining $3.7 billion is available for working capital and general corporate purposes including, but not limited to, acting as a backstop to future increases in the amounts outstanding under the Commercial Paper Program.
On May 23, 2022, we issued $8.0 billion in aggregate principal amount of new senior notes, comprised of the following:
•$1.25 billion in aggregate principal amount of 3.65% senior notes due in 2025, or the 2025 Notes;
•$1.5 billion in aggregate principal amount of 4.00% senior notes due in 2027, or the 2027 Notes;
•$1.25 billion in aggregate principal amount of 4.35% senior notes due in 2029, or the 2029 Notes;
•$1.5 billion in aggregate principal amount of 4.60% senior notes due in 2033, or the 2033 Notes;
•$1.5 billion in aggregate principal amount of 4.95% senior notes due in 2052, or the 2052 Notes; and
•$1.0 billion in aggregate principal amount of 5.20% senior notes due in 2062, or the 2062 Notes and collectively, the Notes.

We intend to use the net proceeds of $4.9 billion from the offering of the 2025 Notes, the 2027 Notes, the 2029 Notes and the 2062 Notes, or collectively, the SMR Notes, together with the issuance of commercial paper and/or borrowings under the Credit Facility, cash on hand or other immediately available funds and borrowings under the Term Loan, to finance the cash portion of the purchase price for Black Knight. The SMR Notes are subject to a special mandatory redemption feature pursuant to which we will be required to redeem all of the outstanding SMR Notes at a redemption price equal to 101% of the aggregate principal amount of the SMR Notes, plus accrued and unpaid interest, in the event that the Black Knight acquisition is not consummated on or prior to May 4, 2023 (subject to two automatic extensions of three months each, to August 4, 2023 and to November 4, 2023, respectively, if U.S. antitrust clearance or a related law, injunction, order or other judgment, in each case whether temporary, preliminary or permanent, that restrains, enjoins or otherwise prohibits the consummation of the Black Knight merger remains outstanding and all other conditions to closing are satisfied (or in the case of conditions that by their terms are to be satisfied at the closing, are capable of being satisfied if the closing were to occur on such date) at each extension date), or if the Black Knight merger agreement is terminated at any time prior to such date. The $4.9 billion net proceeds from the SMR Notes are separately invested and recorded as short-term restricted cash and cash equivalents in our consolidated balance sheet as of June 30, 2022.
We used the $3.0 billion of net proceeds from the offering of the 2033 Notes and the 2052 Notes to redeem $2.7 billion aggregate principal amount of four series of senior notes that would have matured in 2022 and 2023. The balance of the net proceeds was used for general corporate purposes, which included paying down a portion of the amounts outstanding under our Commercial Paper Program. We recorded $30 million in costs associated with the extinguishment and re-financing of our existing debt in connection with our May 2022 debt refinancing. These costs are included in interest expense in our consolidated statements of income for the six months ended June 30, 2022. For additional information regarding this transaction, refer to Note 3 to our consolidated unaudited financial statements, included in this Quarterly Report.
On May 4, 2022, we entered into a 364-day senior unsecured bridge facility in an aggregate principal amount not to exceed $14.0 billion, or the Bridge Facility. The commitments that the Company obtained for the Bridge Facility have been permanently reduced from $14.0 billion to $1.2 billion as of June 30, 2022 as a result of (i) the amendment and extension of the Credit Facility, (ii) the issuance by the Company of certain senior unsecured notes on May 23, 2022, (iii) Euroclear divestment proceeds, (iv) the generation of cash internally by the Company, and (v) the effectiveness of our term loan facility.
On May 25, 2022, we entered into a $2.4 billion two-year senior unsecured delayed draw term loan facility, or the Term Loan. Draws under the Term Loan bear interest on the principal amount outstanding at either (a) Term SOFR plus an applicable margin plus a credit spread adjustment of 10 basis points or (b) a "base rate" plus an applicable margin. The applicable margin ranges from 0.625% to 1.125% for Term SOFR loans and from 0.000% to 0.125% for base rate loans, in each case, based on a ratings-based pricing grid. The proceeds from borrowings under the Term Loan will be used to fund a portion of the purchase price for the Black Knight acquisition. We have the option to prepay outstanding amounts under the Term Loan in whole or in part at any time. No amounts were outstanding under the Term Loan as of June 30, 2022.
Our Commercial Paper Program enables us to borrow efficiently at reasonable short-term interest rates and provides us with the flexibility to de-lever using our strong annual cash flows from operating activities whenever our leverage becomes elevated as a result of investment or acquisition activities. We had net paydowns of $1.0 billion under our Commercial Paper Program during the six months ended June 30, 2022 and did not have any notes outstanding under our Commercial Paper Program as of June 30, 2022.
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
For the six months ended June 30, 2022, we repurchased 5.0 million shares of our outstanding common stock at a cost of $632 million, including 4.6 million shares at a cost of $582 million under our Rule 10b5-1 trading plan and 0.4 million shares at a cost of $50 million on the open market during an open trading period. For the three months ended June 30, 2022, we repurchased 1.3 million shares of our outstanding common stock at a cost of $157 million under our Rule 10b5-1 trading plan. For the six months ended June 30, 2021, we did not repurchase any of our outstanding common stock. Shares repurchased are held in treasury stock.
The remaining balance of Board approved funds for future repurchases as of June 30, 2022 is $2.5 billion. In connection with our pending acquisition of Black Knight, on May 4, 2022 we terminated our Rule 10b5-1 trading plan and suspended share repurchases. The approval of our Board for stock repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our Board may increase or decrease the amount available for repurchases from time to time.
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
During the three months ended June 30, 2022, we paid a quarterly dividend of $0.38 per share of our common stock for an aggregate payout of $213 million,which includes the payment of dividend equivalents on unvested employee restricted stock units.
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
As of June 30, 2022, we had $2.5 billion authorized for future repurchases of our common stock. Refer to Note 10 to our consolidated financial statements included in this Quarterly Report for additional details on our stock repurchase program.
Our Board has adopted a quarterly dividend policy providing that dividends will be approved quarterly by the Board or the Audit Committee taking into account factors such as our evolving business model, prevailing business conditions, our current and future planned strategic growth initiatives and our financial results and capital requirements, without a predetermined net income payout ratio. On August 4, 2022, we announced a $0.38 per share dividend for the third quarter of 2022 with the dividend payable on September 30, 2022 to stockholders of record as of September 16, 2022.
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

	Exchanges Segment		Fixed Income and Data Services Segment		Mortgage Technology Segment		Consolidated
	Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Total revenues, less transaction-based expenses	$2,088	$1,883	$1,021	$926	$604	$695	$3,713	$3,504
Operating expenses	603	647	692	672	557	494	1,852	1,813
Less: Amortization of acquisition-related intangibles	33	37	93	91	180	185	306	313
Less: Transaction and integration costs	—	10	—	—	60	17	60	27
Adjusted operating expenses	$570	$600	$599	$581	$317	$292	$1,486	$1,473
Operating income	$1,485	$1,236	$329	$254	$47	$201	$1,861	$1,691
Adjusted operating income	$1,518	$1,283	$422	$345	$287	$403	$2,227	$2,031
Operating margin	71%	66%	32%	27%	8%	29%	50%	48%
Adjusted operating margin	73%	68%	41%	37%	47%	58%	60%	58%

Net income attributable to ICE common stockholders							$1,212	$1,898
Add: Amortization of acquisition-related intangibles							306	313
Add: Transaction and integration costs							60	27
Add: Accrual relating to legal settlement							9	—
Add: Net interest expense on pre-acquisition-related debt							18	—
Add: Extinguishment of 2022 and 2023 Senior Notes							30	—
Less: Gain on sale of Euroclear equity investment and dividends received							(41)	(30)
Less: Gain on sale of Coinbase equity investment							—	(1,227)
Less: Gain related to the settlement of an acquisition-related indemnification claim							—	(7)
Add/(Less): Net losses/(income) from unconsolidated investees							57	(34)
Add/(Less): Income tax effect for the above items							(123)	254
Add: Deferred tax adjustments on acquisition-related intangibles							15	197
Adjusted net income attributable to ICE common stockholders							$1,543	$1,391
Basic earnings per share attributable to ICE common stockholders							$2.17	$3.38
Diluted earnings per share attributable to ICE common stockholders							$2.16	$3.36
Adjusted basic earnings per share attributable to ICE common stockholders							$2.76	$2.47
Adjusted diluted earnings per share attributable to ICE common stockholders							$2.75	$2.46
Basic weighted average common shares outstanding							560	562
Diluted weighted average common shares outstanding							562	565

	Exchanges Segment		Fixed Income and Data Services Segment		Mortgage Technology Segment		Consolidated
	Three Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Total revenues, less transaction-based expenses	$1,005	$909	$512	$458	$297	$340	$1,814	$1,707
Operating expenses	304	326	338	337	303	245	945	908
Less: Amortization of acquisition-related intangibles	17	19	44	46	92	90	153	155
Less: Transaction and integration costs	—	5	—	—	52	4	52	9
Adjusted operating expenses	$287	$302	$294	$291	$159	$151	$740	$744
Operating income	$701	$583	$174	$121	$(6)	$95	$869	$799
Adjusted operating income	$718	$607	$218	$167	$138	$189	$1,074	$963
Operating margin	70%	64%	34%	26%	(2)%	28%	48%	47%
Adjusted operating margin	71%	67%	43%	36%	46%	56%	59%	56%

Net income attributable to ICE common stockholders							$555	$1,252
Add: Amortization of acquisition-related intangibles							153	155
Add: Transaction and integration costs							52	9
Add: Net interest expense on pre-acquisition-related debt							18	—
Add: Extinguishment of 2022 and 2023 Senior Notes							30	—
Less: Gain on sale of Euroclear equity investment							(41)	—
Less: Gain on sale of Coinbase equity investment							—	(1,227)
Less: Gain related to the settlement of an acquisition-related indemnification claim							—	(7)
Add/(Less): Net losses/(income) from unconsolidated investees							15	(9)
Add/(Less): Income tax effect for the above items							(65)	288
Add: Deferred tax adjustments on acquisition-related intangibles							22	196
Adjusted net income attributable to ICE common stockholders							$739	$657
Basic earnings per share attributable to ICE common stockholders							$0.99	$2.23
Diluted earnings per share attributable to ICE common stockholders							$0.99	$2.22
Adjusted basic earnings per share attributable to ICE common stockholders							$1.32	$1.17
Adjusted diluted earnings per share attributable to ICE common stockholders							$1.32	$1.16
Basic weighted average common shares outstanding							558	563
Diluted weighted average common shares outstanding							560	565

Amortization of acquisition-related intangibles are included in non-GAAP adjustments as excluding these non-cash expenses provides greater clarity regarding our financial strength and stability of cash operating results.
Transaction and integration costs are included as part of our core business expenses, except for those that are directly related to the announcement, closing, financing, or termination of a transaction. However, we adjust for the acquisition-related transaction and integration costs for acquisitions such as Ellie Mae given the magnitude of the $11.4 billion purchase price of the acquisition. We also adjusted for the acquisition-related transaction costs related to the merger between Bakkt and VIH, and for our pending acquisition of Black Knight, due to the significance of these transactions.
During the six months ended June 30, 2022, we included an accrual related to a legal settlement as a non-GAAP adjustment, and during the six months and three months ended June 30, 2021, we adjust for a gain related to the settlement of an acquisition-related indemnification claim from a prior acquisition. We do not consider events of this type to be reflective of our core business operations.
During the three months ended June 30, 2022, we exclude the $30 million of costs associated with the May and June 2022 extinguishment of four series of senior notes that would have matured in 2022 and 2023 using proceeds from our May 2022 issuance of new senior notes as a non-GAAP adjustment. We also exclude $23 million of interest expense on pre-acquisition-related debt from our May 2022 debt refinancing related to the pending Black Knight acquisition. This adjustment is net of $5 million of interest income earned on investments from the pre-acquisition debt proceeds. We do not consider these to be part of our normal operations.
During the three months ended June 30, 2022, we exclude the gain on the sale of our Euroclear investment and the related historical dividends received of $30 million during the six months ended June 30, 2021. During the three months ended June 30, 2021, we exclude the gain on the sale of our Coinbase investment. Such transactions are not considered a part of our core business operations.

We exclude net income/(losses) from our unconsolidated equity method investees for purposes of calculating non-GAAP measures. As of June 30, 2022, this adjustment includes our share of profits or losses from OCC, Bakkt, BondLink and our other equity method investments, and as of June 30, 2021, it included only OCC and BondLink. This is consistent with how we treat changes in the fair value of our equity investments. We believe these adjustments provide greater clarity of our performance, given that equity and equity method investments are non-cash and not a part of our core operations.
The income tax effects relating to all non-GAAP adjustments above are included as non-GAAP adjustments. We also include non-GAAP adjustments for deferred tax adjustments on acquisition-related intangibles. The deferred tax adjustments of $15 million and $22 million for the six months and three months ended June 30, 2022, respectively, relate primarily to U.S. state apportionment changes. The deferred tax adjustments of $197 million and $196 million for the six months and three months ended June 30, 2021, respectively, relate primarily to future U.K. corporate income tax rate increases.
For additional information on these items, refer to our consolidated financial statements included in this Quarterly Report and “—Consolidated Operating Expenses”, above.
Contractual Obligations and Commercial Commitments
During the six months ended June 30, 2022, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K.
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
New and Recently Adopted Accounting Pronouncements
During the six months ended June 30, 2022, there were no significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 of our 2021 Form 10-K.
Critical Accounting Policies
During the six months ended June 30, 2022, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K.
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
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term restricted cash and cash equivalents, short-term and long-term investments and indebtedness. As of June 30, 2022 and December 31, 2021, our cash and cash equivalents and short-term and long-term restricted cash and cash equivalents were $7.3 billion and $2.0 billion, respectively, of which $283 million and $276 million, respectively, were denominated in pounds sterling, euros or Canadian dollars, and the remaining amounts are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical 50% decrease in short-term interest rates would decrease our annual pre-tax earnings by $4 million as of June 30, 2022, assuming no change in the amount or composition of our cash and cash equivalents and short-term and long-term restricted cash and cash equivalents.
As of June 30, 2022, we had $18.1 billion in outstanding debt, all of which relates to our senior notes. In addition, we have $4 million outstanding under lines of credit at our ICE India subsidiaries. See Part I, Item 2 "Management's Discussion and

Analysis of Financial Condition and Results of Operations - Debt" and Note 8 to our consolidated financial statements included in this Quarterly Report.
The interest rates on our Commercial Paper Program are currently evaluated based upon current maturities and market conditions. The weighted average interest rate on our Commercial Paper Program was 0.33% as of December 31, 2021. The effective interest rate of commercial paper issuances will continue to fluctuate based on the movement in short-term interest rates along with shifts in supply and demand within the commercial paper market.
Foreign Currency Exchange Rate Risk
As an international business, we are subject to foreign currency exchange rate risk. We may experience gains or losses from foreign currency transactions in the future given that a significant part of our assets and liabilities are recorded in pounds sterling, Canadian dollars or euros, and a significant portion of our revenues and expenses are recorded in pounds sterling or euros. Certain assets, liabilities, revenues and expenses of foreign subsidiaries are denominated in the local functional currency of such subsidiaries. Our exposure to foreign denominated earnings for the six months and three months ended June 30, 2022 and 2021 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Six Months Ended June 30, 2022		Three Months Ended June 30, 2022		Six Months Ended June 30, 2021		Three Months Ended June 30, 2021
	Pound Sterling	Euro	Pound Sterling	Euro	Pound Sterling	Euro	Pound Sterling	Euro
Average exchange rate to the U.S. dollar in the current year period	1.2996	1.0939	1.2568	1.0648	1.3889	1.2057	1.3985	1.2054
Average exchange rate to the U.S. dollar in the same period in the prior year	1.3889	1.2057	1.3985	1.2054	1.2603	1.1018	1.2413	1.1011
Average exchange rate increase/ (decrease)	(6)%	(9)%	(10)%	(12)%	10%	9%	13%	9%
Foreign denominated percentage of:
Revenues, less transaction-based expenses	8%	7%	8%	6%	7%	6%	6%	6%
Operating expenses	8%	2%	8%	2%	8%	2%	8%	2%
Operating income	7%	11%	7%	11%	5%	10%	4%	10%
Impact of the currency fluctuations (1) on:
Revenues, less transaction-based expenses	$(20)	$(24)	$(16)	$(14)	$21	$17	$12	$8
Operating expenses	$(10)	$(4)	$(8)	$(3)	$13	$3	$8	$1
Operating income	$(10)	$(20)	$(8)	$(11)	$8	$14	$4	$7

(1)    Represents the impact of currency fluctuation for the six months and three months ended June 30, 2022 and 2021 compared to the same periods in the prior year.
We have a significant part of our assets, liabilities, revenues and expenses recorded in pounds sterling or euros. During the six months and three months ended June 30, 2022, 15% and 14%, respectively, of our consolidated revenues, less transaction-based expenses were denominated in pounds sterling or euros and for both the six months and three months ended June 30, 2022, 10% of our consolidated operating expenses were denominated in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.
Foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables occurs through our operations, which are received in or paid in pounds sterling, Canadian dollars, or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We incurred foreign currency transaction gains/(losses) of $9 million for both the six months ended June 30, 2022 and 2021, respectively, and $4 million and $3 million for the three months ended June 30, 2022 and 2021, respectively, inclusive of the impact of foreign currency hedging transactions. The foreign currency transaction losses were primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. A 10% adverse change in the underlying foreign currency exchange rates as of June 30, 2022, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity, would result in a foreign currency loss of $14 million.
We entered into foreign currency hedging transactions during the six months and three months ended June 30, 2022 and 2021 as economic hedges to help mitigate a portion of our foreign exchange risk exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. Although we may enter into additional hedging transactions in the future, these hedging arrangements may not be effective, particularly in the event of imprecise forecasts of the levels of our non-U.S. denominated assets and liabilities.
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

	As of June 30, 2022
	Position in pounds sterling	Position in Canadian dollars	Position in euros
Assets	£705	$3,679	€170
of which goodwill represents	555	396	92
Liabilities	90	3,244	59
Net currency position	£615	$435	€111
Net currency position, in $USD	$749	$338	$117
Negative impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$75	$34	$12
Foreign currency translation adjustments are included as a component of accumulated other comprehensive income/(loss) within our balance sheet. See the table below for the portion of equity attributable to foreign currency translation adjustments as well as the activity for the six months and three months ended June 30, 2022 included within our statement of other comprehensive income. The impact of the foreign currency exchange rate differences in the tables below were primarily driven by fluctuations of the pound sterling as compared to the U.S. dollar which were 1.2178, 1.3141 and 1.3524 as of June 30, 2022, March 31, 2022 and December 31, 2021, respectively, and by fluctuations of the euro as compared to the U.S. dollar which were 1.0483, 1.1067 and 1.1372 as of June 30, 2022, March 31, 2022 and December 31, 2021, respectively.

Changes in Accumulated Other Comprehensive Loss from Foreign Currency Translation Adjustments (in millions)
Balance, as of December 31, 2021	$(150)
Other comprehensive income (loss)	(110)
Income tax benefit (expense)	1
Net current period other comprehensive loss	(109)
Balance, as of June 30, 2022	$(259)

Changes in Accumulated Other Comprehensive Loss from Foreign Currency Translation Adjustments (in millions)
Balance, as of March 31, 2022	$(175)
Other comprehensive income (loss)	(85)
Income tax benefit (expense)	1
Net current period other comprehensive loss	(84)
Balance, as of June 30, 2022	$(259)

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

Clearing House Cash Deposit Risks
The ICE Clearing Houses hold material amounts of clearing member margin deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. Refer to Note 12 to our consolidated financial statements for more information on the ICE Clearing Houses' cash and cash equivalent margin deposits and guaranty funds, invested deposits, delivery contracts receivable and unsettled variation margin which were $167.7 billion as of June 30, 2022. While we seek to achieve a reasonable rate of return which may generate interest income for our clearing members, we are primarily concerned with preservation of capital and managing the risks associated with these deposits. As the ICE Clearing Houses may pass on interest revenues (minus costs) to the clearing members, this could include negative or reduced yield due to market conditions. For a summary of the risks associated with these deposits and how these risks are mitigated, see Part II, Item 7(A) “Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Form 10-K.
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
ITEM 1(A).     RISK FACTORS
During the six months ended June 30, 2022, there were no significant new risk factors from those disclosed in Part I, Item 1A, "Risk Factors" in our 2021 Form 10-K, other than those set forth below under the heading "Risks Relating to the Black Knight Acquisition". In addition to the other information set forth in this Quarterly Report, including the information in the "- Regulation" section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and the risk factors set forth below, you should carefully consider the factors discussed under “Risk Factors” and the regulation discussion under “Business - Regulation” in our 2021 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our 2021 Form 10-K and those described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business.
Risks Relating to the Black Knight Acquisition

The merger will not be completed unless important conditions are satisfied or waived, including approval of the merger agreement by Black Knight’s stockholders.
Specified conditions set forth in the merger agreement must be satisfied or waived to complete the merger, including approval of the merger agreement by the affirmative vote of the holders of a majority of the outstanding shares of Black Knight’s common stock entitled to vote thereon and the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act. If the conditions are not satisfied or, to the extent permitted by law, waived, the merger will not occur or will be delayed, and we may lose some or all of the intended benefits of the merger. If the merger is not completed, our ongoing businesses, financial condition, financial results and stock price may be materially and adversely affected and, without realizing any of the benefits of having completed the merger, we will be subject to a number of risks, including (i) the market price of our common stock could decline to the extent the current market price reflects an assumption that the merger will be completed; (ii) we could owe a termination fee to Black Knight under certain circumstances; and (iii) we will be required to pay costs relating to the merger, such as legal, accounting, financial advisory, financing (including the redemption by us of $5 billion of bonds at 101% of par value) and printing fees.
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated, that could have an adverse effect on ICE following the merger or that are otherwise unacceptable to ICE.

Completion of the merger is conditioned on, among other things, the expiration or early termination of the waiting period applicable to the consummation of the merger under the HSR Act. There can be no assurance that this condition will be satisfied on a timely basis or at all, or that, if regulatory approvals are granted, they will not result in the imposition of conditions, limitations, obligations or restrictions that have the effect of preventing the completion of the merger, imposing additional material costs on or materially limiting our revenues following the merger or otherwise reducing the anticipated benefits of the merger, or result in the delay or abandonment of the merger. Under the merger agreement, we are not obligated to agree to any structural or behavioral remedy that any government entity may seek to impose.

In addition, at any time before or after the completion of the merger, and notwithstanding the termination of applicable waiting periods, the applicable U.S. antitrust authorities or any state attorney general could take such action under the antitrust laws as any such party deems necessary or desirable in the public interest. Such action could include, among other things, seeking to enjoin the completion of the merger or seeking divestiture of substantial assets of the parties. In addition, in some circumstances, a third party could initiate a private action under antitrust laws challenging, seeking to enjoin, or seeking to impose conditions on the merger. Although we are not obligated under the merger agreement to litigate to defeat such efforts to enjoin the merger under U.S. antitrust laws, we and Black Knight, at our option, may engage in litigation to obtain the clearances, consents, approvals and waivers under U.S. antitrust laws so as to enable the parties to close the merger. We may not prevail and may incur significant costs in defending or settling any such action.

We may be unable to successfully integrate Black Knight’s business and realize the anticipated benefits of the merger, and we will incur significant costs in connection with the merger and the integration of Black Knight.

The success of the merger will depend on, among other things, our ability to successfully integrate the business of Black Knight into the ICE Mortgage Technology business in a manner that facilitates growth opportunities, realizes anticipated synergies, and achieves the projected cost savings, revenue growth and profitability targets of the combined businesses without adversely affecting current revenues and investments in future growth. There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition, which may involve delays or additional and unforeseen expenses. The integration and other disruptions from the merger may also disrupt our ongoing businesses. If we are not able to successfully achieve our objectives from the merger within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, may take longer to realize than expected, and our business or stock price may be adversely affected.

In connection with the merger and the integration of Black Knight’s business, we also expect to incur significant costs. We may incur additional costs or suffer loss of business under third-party contracts of Black Knight that are terminated or that contain change in control or other provisions that may be triggered by the completion of the merger, and/or losses of, or decreases in orders by, customers, and may also incur costs to maintain employee morale and to retain certain key management personnel and employees. These incremental transaction-related costs may exceed the savings and efficiencies we expect to achieve from the integration of the businesses.

As a result of the merger, we will be subject to risks relating to the business conducted by Black Knight.

Following the consummation of the merger, we will be subject to a variety of risks relating to the business conducted by Black Knight, many of which we, and more specifically, ICE Mortgage Technology, already face in our business, as described in Item 1(A) “Risk Factors” included in our 2021 Form 10-K. Some of the specific risks facing Black Knight include risks relating to the mortgage lending industry, including general conditions in the industry; changes in inflation rates and interest rates; changes in current or new regulations and legislation and potential structural changes in the mortgage lending industry; technology risks, including cyber security and data privacy risks relating to Black Knight’s services; risks relating to intellectual property held or used by Black Knight; the ability of Black Knight to adequately compete with products or other companies, including through attracting new customers and retaining or selling additional service offerings to existing customers; risks relating to Black Knight’s use of international third-party service providers and Black Knight’s international operations; risks relating to Black Knight’s indebtedness; risks relating to Black Knight’s investment in Dun & Bradstreet Holdings, Inc.; and risks relating to current and future legal proceedings or disputes involving Black Knight. In connection with any such legal proceeding or other dispute, we could incur significant expenses. An adverse resolution of any such proceeding or dispute may require us to pay substantial damages or impose restrictions on how we conduct business, either of which could adversely affect our business, financial condition and operating results.

In addition, Black Knight is and will continue to be subject to business uncertainties and contractual restrictions while the merger is pending. The occurrence of any of such risks could have a material adverse impact on the financial condition, business or results of operations of Black Knight, which could impair or eliminate our ability to achieve the expected cost savings and synergies from the merger on a timely basis, if ever, or could impair our ability to achieve such cost savings and synergies without adversely affecting our current revenues or investments in future growth. Additionally, such risks could impair our ability to integrate the business of Black Knight with our businesses in an efficient and timely manner, if at all.

After the completion of the merger, we will be more leveraged than we currently are, and the financing arrangements that we will enter into will contain restrictions and limitations that could, under certain circumstances, impact our ability to operate our business.

In connection with the merger, we have incurred approximately $5 billion of additional indebtedness in the form of senior notes and, assuming that the closing of the merger occurs in the first half of 2023, we intend to incur approximately $4 billion to $5 billion in additional indebtedness consisting of commercial paper and term loans, in order to finance a portion of the cash consideration in the merger and related transactions including, without limitation, the refinancing of certain existing indebtedness of Black Knight, and we will assume approximately $1 billion of Black Knight’s outstanding senior notes. After the completion of the merger, we expect to have consolidated indebtedness of approximately $24 billion. Our increased indebtedness after the completion of the merger may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions, requiring us to use increased amounts of cash flow to service indebtedness and increasing our borrowing costs.

In addition, our credit ratings impact the cost and availability of future borrowings, and, as a result, our cost of capital. Each of the ratings organizations reviews our ratings periodically, and there can be no assurance that our current ratings will be maintained in the future. Downgrades in our credit ratings could adversely affect our businesses, cash flows, financial condition and operating results. Furthermore, if the merger is completed and Black Knight’s senior notes are downgraded and rated below investment grade by two out of three of Moody’s, S&P and Fitch within 60 days following the change of control or the announcement thereof, this may constitute a change of control triggering event under the indenture governing those notes. Upon the occurrence of a change of control triggering event, Black Knight (or we on its behalf) would be required to offer to repurchase those notes at 101% of the principal amount thereof plus accrued and unpaid interest. However, it is possible that Black Knight or we would not have sufficient funds at the time of the change of control triggering event to make the required repurchase of notes or that restrictions in other debt instruments would not allow such repurchase.

We also expect that the agreements governing the indebtedness that we will incur will contain covenants that may, under certain circumstances, place limitations on certain actions that we could seek to undertake, which could impact our ability to operate our business.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The table below sets forth the information with respect to purchases made by or on behalf of ICE or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the six months ended June 30, 2022.

Period (2022)	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands) (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (1)
April 1 - April 30	1,111	$123.9	4,785	$2,537
May 1 - May 31	170	$113.68	4,955	$2,518
June 1 - June 30	—	N/A	4,955	$2,518
Total	1,281	$122.54	4,955	$2,518

Three months ended	Total number of shares purchased (in thousands)(1)	Average price paid per share	Amount of repurchases (in millions)	Total cumulative year-to-date shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
March 31, 2022	3,674	$129.3	$475	3,674	$2,675
June 30, 2022	1,281	$122.54	$157	4,955	$2,518
Total (1)	4,955	$127.56	$632
(1)    Includes 4.6 million shares at a cost of $582 million under our Rule 10b5-1 trading plan and 0.4 million shares at a cost of $50 million on the open market during an open trading period.
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
Agreement and Plan of Merger, dated as of May 4, 2022, among Intercontinental Exchange, Inc., Sand Merger Sub Corporation and Black Knight, Inc. (incorporated by reference to Exhibit 2.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on May 6, 2022, File No. 001-36198).

4.1	—
Fourth Supplemental Indenture dated as of May 23, 2022 between Intercontinental Exchange, Inc., as issuer, and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

4.2	—
Form of 3.650% Senior Notes due 2025 (included as an exhibit to the Fourth Supplemental Indenture dated as of May 23, 2022) (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

4.3	—
Form of 4.000% Senior Notes due 2027 (included as an exhibit to the Fourth Supplemental Indenture dated as of May 23, 2022) (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

4.4	—
Form of 4.350% Senior Notes due 2029 (included as an exhibit to the Fourth Supplemental Indenture dated as of May 23, 2022) (incorporated by reference to Exhibit 4.4 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

4.5	—
Form of 4.600% Senior Notes due 2033 (included as an exhibit to the Fourth Supplemental Indenture dated as of May 23, 2022) (incorporated by reference to Exhibit 4.5 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

4.6	—
Form of 4.950% Senior Notes due 2052 (included as an exhibit to the Fourth Supplemental Indenture dated as of May 23, 2022) (incorporated by reference to Exhibit 4.6 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

4.7	—
Form of 5.200% Senior Notes due 2062 (included as an exhibit to the Fourth Supplemental Indenture dated as of May 23, 2022) (incorporated by reference to Exhibit 4.7 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

10.1	—
Intercontinental Exchange, Inc. 2022 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit A to Intercontinental Exchange, Inc.’s Definitive Proxy Statement filed on March 25, 2022, File No. 001-36198).

10.2	—
Intercontinental Exchange, Inc. 2022 Omnibus Non-Employee Director Incentive Plan (incorporated by reference to Exhibit B to Intercontinental Exchange, Inc.’s Definitive Proxy Statement filed on March 25, 2022, File No. 001-36198).

10.3	—
The Eleventh Amendment, dated as of May 11, 2022, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015, the Fourth Amendment to Credit Agreement, dated as of August 18, 2017, the Fifth Amendment to Credit Agreement, dated as of August 18, 2017, the Sixth Amendment to Credit Agreement, dated as of August 9, 2018, the Seventh Amendment to Credit Agreement, dated as of August 14, 2020, the Eighth Amendment to Credit Agreement, dated as of August 21, 2020, the Ninth Amendment to Credit Agreement, dated as of March 8, 2021 and the Tenth Amendment to Credit Agreement, dated as of October 15, 2021).

10.4	—
The Twelfth Amendment, dated as of May 25, 2022, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015, the Fourth Amendment to Credit Agreement, dated as of August 18, 2017, the Fifth Amendment to Credit Agreement, dated as of August 18, 2017, the Sixth Amendment to Credit Agreement, dated as of August 9, 2018, the Seventh Amendment to Credit Agreement, dated as of August 14, 2020, the Eighth Amendment to Credit Agreement, dated as of August 21, 2020, the Ninth Amendment to Credit Agreement, dated as of March 8, 2021, the Tenth Amendment to Credit Agreement, dated as of October 15, 2021, and the Eleventh Amendment to Credit Agreement, dated as of May 11, 2022) (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on June 1, 2022, File No. 001-36198).

10.5	—
Term Loan Credit Agreement, dated as of May 25, 2022, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on June 1, 2022, File No. 001-36198).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	—	Section 1350 Certification of Chief Executive Officer.

32.2	—	Section 1350 Certification of Chief Financial Officer.

101	—
The following materials from Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	—	The cover page from Intercontinental Exchange, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL.
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

Intercontinental Exchange, Inc. (Registrant)

Date: August 4, 2022	By:	/s/ A. Warren Gardiner
A. Warren Gardiner
Chief Financial Officer
(Principal Financial Officer)