Form 10-Q
period 2022-09-30
Intercontinental Exchange, Inc.
filed 2022-11-03
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☑
As of November 1, 2022, the number of shares of the registrant’s Common Stock outstanding was 558,551,625 shares.

INTERCONTINENTAL EXCHANGE, INC.
Form 10-Q
Quarterly Period Ended September 30, 2022

PART I. Financial Statements
Item 1.    Consolidated Financial Statements

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)

	As of	As of December 31, 2021
	September 30, 2022
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1,183	$607
Short-term restricted cash and cash equivalents	6,032	1,035
Cash and cash equivalent margin deposits and guaranty funds	156,789	145,936
Invested deposits, delivery contracts receivable and unsettled variation margin	7,902	4,493
Customer accounts receivable, net of allowance for doubtful accounts of $25 and $24 at September 30, 2022 and December 31, 2021, respectively	1,248	1,208
Prepaid expenses and other current assets	558	1,021
Total current assets	173,712	154,300
Property and equipment, net	1,720	1,699
Other non-current assets:
Goodwill	21,075	21,123
Other intangible assets, net	13,210	13,736
Long-term restricted cash and cash equivalents	405	398
Other non-current assets	1,170	2,246
Total other non-current assets	35,860	37,503
Total assets	$211,292	$193,502

Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$788	$703
Section 31 fees payable	58	57
Accrued salaries and benefits	274	354
Deferred revenue	315	194
Short-term debt	7	1,521
Margin deposits and guaranty funds	156,789	145,936
Invested deposits, delivery contracts payable and unsettled variation margin	7,902	4,493
Other current liabilities	188	153
Total current liabilities	166,321	153,411
Non-current liabilities:
Non-current deferred tax liability, net	3,565	4,100
Long-term debt	18,113	12,397
Accrued employee benefits	189	200
Non-current operating lease liability	267	252
Other non-current liabilities	417	394
Total non-current liabilities	22,551	17,343
Total liabilities	188,872	170,754
Commitments and contingencies

Equity:
Intercontinental Exchange, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 1,500 shares authorized; 634 and 631 issued at September 30, 2022 and December 31, 2021, respectively, and 559 and 561 shares outstanding at September 30, 2022 and December 31, 2021, respectively	6	6
Treasury stock, at cost; 75 and 70 shares at September 30, 2022 and December 31, 2021, respectively	(6,224)	(5,520)
Additional paid-in capital	14,269	14,069
Retained earnings	14,731	14,350
Accumulated other comprehensive loss	(403)	(196)
Total Intercontinental Exchange, Inc. stockholders’ equity	22,379	22,709
Non-controlling interest in consolidated subsidiaries	41	39
Total equity	22,420	22,748
Total liabilities and equity	$211,292	$193,502

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Exchanges	$4,824	$4,376	$1,577	$1,434
Fixed income and data services	1,555	1,403	534	477
Mortgage technology	880	1,061	276	366
Total revenues	7,259	6,840	2,387	2,277
Transaction-based expenses:
Section 31 fees	332	204	158	38
Cash liquidity payments, routing and clearing	1,403	1,330	418	437
Total revenues, less transaction-based expenses	5,524	5,306	1,811	1,802
Operating expenses:
Compensation and benefits	1,058	1,093	344	374
Professional services	101	124	32	43
Acquisition-related transaction and integration costs	81	42	19	14
Technology and communication	513	495	169	168
Rent and occupancy	63	61	22	20
Selling, general and administrative	166	163	54	52
Depreciation and amortization	768	759	258	253
Total operating expenses	2,750	2,737	898	924
Operating income	2,774	2,569	913	878
Other income/(expense):
Interest income	42	—	33	—
Interest expense	(440)	(321)	(176)	(108)
Other income/(expense), net	(1,132)	1,341	(1,097)	54
Other income/(expense), net	(1,530)	1,020	(1,240)	(54)
Income/(loss) before income tax expense/(benefit)	1,244	3,589	(327)	824
Income tax expense/(benefit)	186	1,049	(152)	187
Net income/(loss)	$1,058	$2,540	$(175)	$637
Net income attributable to non-controlling interest	(37)	(9)	(16)	(4)
Net income/(loss) attributable to Intercontinental Exchange, Inc.	$1,021	$2,531	$(191)	$633
Earnings/(loss) per share attributable to Intercontinental Exchange, Inc. common stockholders:
Basic	$1.83	$4.50	$(0.34)	$1.12
Diluted	$1.82	$4.48	$(0.34)	$1.12
Weighted average common shares outstanding:
Basic	559	563	558	563
Diluted	561	565	560	566

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Net income/(loss)	$1,058	$2,540	$(175)	$637
Other comprehensive income/(loss):
Foreign currency translation adjustments, net of tax benefit of $1 for the nine months ended September 30, 2022 and $1 for both the nine and three months ended September 30, 2021	(207)	(15)	(98)	(32)
Change in equity method investment, net of tax expense of $1 for the nine months ended September 30, 2021	—	1	—	—
Other comprehensive loss	(207)	(14)	(98)	(32)
Comprehensive income/(loss)	$851	$2,526	$(273)	$605
Comprehensive income attributable to non-controlling interest	(37)	(9)	(16)	(4)
Comprehensive income/(loss) attributable to Intercontinental Exchange, Inc.	$814	$2,517	$(289)	$601
See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Value	Shares	Value
Balance, as of December 31, 2021	631	$6	(70)	$(5,520)	$14,069	$14,350	$(196)	$39	$22,748
Other comprehensive loss	—	—	—	—	—	—	(207)	—	(207)
Exercise of common stock options	—	—	—	—	22	—	—	—	22
Repurchases of common stock	—	—	(4)	(632)	—	—	—	—	(632)
Payments relating to treasury shares	—	—	(1)	(72)	—	—	—	—	(72)
Stock-based compensation	—	—	—	—	129	—	—	—	129
Issuance under the employee stock purchase plan	1	—	—	—	49	—	—	—	49
Issuance of restricted stock	2	—	—	—	—	—	—	—	—
Distributions of profits	—	—	—	—	—	—	—	(35)	(35)
Dividends paid to stockholders	—	—	—	—	—	(640)	—	—	(640)
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	(37)	—	37	—
Net income	—	—	—	—	—	1,058	—	—	1,058
Balance, as of September 30, 2022	634	$6	(75)	$(6,224)	$14,269	$14,731	$(403)	$41	$22,420

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Value	Shares	Value
Balance, as of June 30, 2022	633	$6	(75)	$(6,223)	$14,201	$15,135	$(305)	$47	$22,861
Other comprehensive loss	—	—	—	—	—	—	(98)	—	(98)
Exercise of common stock options	—	—	—	—	2	—	—	—	2
Payments relating to treasury shares	—	—	—	(1)	—	—	—	—	(1)
Stock-based compensation	—	—	—	—	41	—	—	—	41
Issuance under the employee stock purchase plan	1	—	—	—	25	—	—	—	25
Distributions of profits	—	—	—	—	—	—	—	(22)	(22)
Dividends paid to stockholders	—	—	—	—	—	(213)	—	—	(213)
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	(16)	—	16	—
Net loss	—	—	—	—	—	(175)	—	—	(175)
Balance, as of September 30, 2022	634	$6	(75)	$(6,224)	$14,269	$14,731	$(403)	$41	$22,420

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest — (Continued)
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Value	Shares	Value
Balance, as of December 31, 2020	629	$6	(68)	$(5,200)	$13,845	$11,039	$(192)	$36	$19,534	$93
Other comprehensive income	—	—	—	—	—	—	(14)	—	(14)	—
Exercise of common stock options	—	—	—	—	10	—	—	—	10	—
Payments relating to treasury shares	—	—	(1)	(69)	—	—	—	—	(69)	—
Stock-based compensation	—	—	—	—	122	—	—	—	122	3
Issuance under the employee stock purchase plan	—	—	—	—	42	—	—	—	42	—
Issuance of restricted stock	2	—	—	—	—	—	—	—	—	—
Distributions of profits	—	—	—	—	—	—	—	(21)	(21)	—
Dividends paid to stockholders	—	—	—	—	—	(561)	—	—	(561)	—
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	(9)	—	18	9	(9)
Net income	—	—	—	—	—	2,540	—	—	2,540	—
Balance, as of September 30, 2021	631	$6	(69)	$(5,269)	$14,019	$13,009	$(206)	$33	$21,592	$87

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Value	Shares	Value
Balance, as of June 30, 2021	631	$6	(68)	$(5,267)	$13,952	$12,563	$(174)	$36	$21,116	$89
Other comprehensive income	—	—	—	—	—	—	(32)	—	(32)	—
Exercise of common stock options	—	—	—	—	2	—	—	—	2	—
Payments relating to treasury shares	—	—	(1)	(2)	—	—	—	—	(2)	—
Stock-based compensation	—	—	—	—	41	—	—	—	41	1
Issuance under the employee stock purchase plan	—	—	—	—	24	—	—	—	24	—
Distributions of profits	—	—	—	—	—	—	—	(10)	(10)	—
Dividends paid to stockholders	—	—	—	—	—	(187)	—	—	(187)	—
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	(4)	—	7	3	(3)
Net income	—	—	—	—	—	637	—	—	637	—
Balance, as of September 30, 2021	631	$6	(69)	$(5,269)	$14,019	$13,009	$(206)	$33	$21,592	$87

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net income	$1,058	$2,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	768	759
Stock-based compensation	116	112
Deferred taxes	(515)	134
Gain on sale of Euroclear investment	(41)	—
Gain on sale of Coinbase investment	—	(1,227)
Gain on equity investments	—	(34)
Net losses/(income) from unconsolidated investees	1,112	(42)
Impairment of Bakkt investment	40	—
Other	31	36
Changes in assets and liabilities:
Customer accounts receivable	(72)	(109)
Other current and non-current assets	(170)	(63)
Section 31 fees payable	1	(193)
Deferred revenue	130	163
Other current and non-current liabilities	4	54
Total adjustments	1,404	(410)
Net cash provided by operating activities	2,462	2,130

Investing activities:
Capital expenditures	(125)	(117)
Capitalized software development costs	(200)	(211)
Purchases of invested margin deposits	(6,935)	(2,828)
Proceeds from sales of invested margin deposits	4,285	3,281
Cash paid for acquisitions, net of cash acquired	(57)	(10)
Purchases of equity and equity method investments	(69)	(23)
Proceeds from sale of Euroclear investment	741	—
Proceeds from sale of Coinbase investment	—	1,237
Other	(1)	(4)
Net cash provided by/(used in) investing activities	(2,361)	1,325

Financing activities:
Proceeds from debt facilities, net	7,891	—
Repayments of debt facilities	(2,702)	(1,248)
Redemption of commercial paper, net	(1,012)	(1,081)
Repurchases of common stock	(632)	—
Dividends to stockholders	(640)	(561)
Change in cash and cash equivalent margin deposits and guaranty funds	13,503	24,094
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(72)	(69)
Other	37	31
Net cash provided by financing activities	16,373	21,166
Effect of exchange rate changes on cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	(41)	(4)
Net increase in cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	16,433	24,617
Cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at beginning of period	147,976	83,619
Cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at end of period	$164,409	$108,236

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In millions)
(Unaudited)

	As of September 30, 2022	As of September 30, 2021
Supplemental cash flow disclosure:
Cash paid for income taxes	$710	$809
Cash paid for interest	$368	$329

Reconciliation of the components of cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds to the balance sheet:
Cash and cash equivalents	$1,183	$618
Short-term restricted cash and cash equivalents	6,032	1,045
Long-term restricted cash and cash equivalents	405	398
Cash and cash equivalent margin deposits and guaranty funds	156,789	106,175
Total	$164,409	$108,236

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.Description of Business
Nature of Business and Organization
We are a provider of market infrastructure, data services and technology solutions to a broad range of customers including financial institutions, corporations and government entities. Our products, which span major asset classes including futures, equities, fixed income and residential mortgages in the United States, or U.S., provide our customers with access to mission critical tools that are designed to increase asset class transparency and workflow efficiency.
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
We operate marketplaces and provide technology and data services in the U.S., United Kingdom, or U.K., European Union, or EU, Canada, Asia Pacific and the Middle East.

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
Preparing financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the amounts that are reported in our consolidated financial statements and accompanying disclosures. Actual amounts could differ from those estimates. The results of operations for the nine and three months ended September 30, 2022 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
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
We have considered the impacts of the ongoing conflict between Russia, Belarus and Ukraine on our financial statements. As of September 30, 2022, our businesses and operations, including our exchanges, clearing houses, listings venues, data services businesses and mortgage platforms, have not suffered a material negative impact as a result of these events. There continues to be uncertainty surrounding the extent and duration of this ongoing conflict and the impact that it may have on the global economy and on our business.
Consolidated Statements of Cash Flows Presentation
As of December 31, 2021, we revised our consolidated statements of cash flows to include changes in cash and cash equivalent margin within cash flows from financing activities and changes in invested margin deposits within cash flows from investing activities. This immaterial revision did not have an effect on our previously reported consolidated balance sheets, statements of income, statements of comprehensive income, or statements of changes in equity and redeemable non-controlling interest or the related disclosures. Cash and cash equivalent margin amounts cannot be used to satisfy the Company's operating or other liabilities, as further discussed in Note 12. The following table summarizes the immaterial revisions to our historical consolidated statements of cash flows for the nine months ended September 30, 2021 (in millions):

	Nine Months Ended September 30, 2021
	As Previously Presented	Adjustment	As Adjusted
Purchases of invested margin deposits (within investing activities)	$—	$(2,828)	$(2,828)
Proceeds from sales of invested margin deposits (within investing activities)	—	3,281	3,281
Net cash provided by investing activities	872	453	1,325
Change in cash and cash equivalent margin deposits and guaranty funds (within financing activities)	—	24,094	24,094
Net cash provided by/(used in) financing activities	(2,928)	24,094	21,166
Net increase in cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	70	24,547	24,617
Cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at beginning of period	1,991	81,628	83,619
Cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at end of period	$2,061	$106,175	$108,236
Recently Adopted Accounting Pronouncements
During the nine months ended September 30, 2022, there were no significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021, or the 2021 Form 10-K.

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
On August 19, 2022, our preliminary proxy statement/prospectus on Form S-4 was declared effective by the SEC, and on September 21, 2022, Black Knight stockholders approved the transaction. The transaction is expected to close in the first half of 2023 following the receipt of regulatory approvals and the satisfaction of customary closing conditions.
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
On May 20, 2022, we completed the sale of our 9.8% stake in Euroclear. The carrying value of our investment was $700 million at the time of the sale and was classified within other current assets on our balance sheet. We recorded a net gain on the sale of $41 million, which is included in other income during the nine months ended September 30, 2022.
We did not receive a dividend from Euroclear during the nine months ended September 30, 2022. We recognized dividend income of $60 million and $30 million during the nine and three months ended September 30, 2021 from Euroclear, which is included in other income.
Investment in Coinbase
On December 1, 2014, we acquired preferred stock of Coinbase Global, Inc., or Coinbase, which operates a cryptocurrency exchange platform, for $10 million, representing a 1.4% ownership share on a fully-diluted, as-converted basis. On April 14, 2021, Coinbase completed an initial public offering, or IPO. On April 15, 2021, we completed the sale of our investment in Coinbase for $1.24 billion and recorded a gain of $1.23 billion, or $892 million net of tax, as other income in our consolidated statement of income during the nine months ended September 30, 2021.
Equity Method Investments
Our equity method investments include the Options Clearing Corporation, or OCC, and Bakkt, among others. Our equity method investments are included in other non-current assets in the accompanying consolidated balance sheet. We carry our equity method investments at cost and assess the carrying value periodically if impairment indicators are present. At the end of each reporting period, we record our share of profits or losses of our equity method investments as equity earnings included in other income. We recognized ($1.1 billion) and $42 million as our share of estimated (losses)/profits, net, from our equity method investments during the nine months ended September 30, 2022 and 2021, respectively, and ($1.1 billion) and $8 million as our share of (losses)/profits, net, from our equity method investments during the three months ended September 30, 2022 and 2021, respectively. The estimated losses during the nine and three months ended September 30, 2022 are primarily related to our investment in Bakkt, and the estimated profits during the nine and three months ended September 30, 2021 are related to our investment in OCC. Both periods include adjustments to reflect the difference between reported prior period actual results from our original estimates.
When performing our assessment of the carrying value of our investments, we consider, among other things, the length of time and the extent to which the market value has been less than our cost basis, if applicable, the investee's financial condition and near-term prospects, the economic or technological environment in which our investees operate, weakening of the general market condition of the related industry, whether an investee can continue as a going concern, any impairment charges recorded by an investee on goodwill, intangible or long-lived assets, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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
Investment in Bakkt
Following Bakkt's October 15, 2021 merger with VIH, we held an approximate 68% economic interest in Bakkt and treat it as an equity method investment (see Note 3). During the three months ended September 30, 2022, Bakkt reported an impairment of goodwill and intangible assets of approximately $1.5 billion, of which $1.0 billion is included in our share of estimated losses. As of September 30, 2022, after recording our share of Bakkt's equity method losses, which included Bakkt's impairment charge, the carrying value was determined to be $439 million. We also recorded an impairment of $40 million in our investment in Bakkt to its fair value as of September 30, 2022 as other expense. This was based on what we consider to be an other than temporary decline in fair value as a result of the factors noted above, including consideration for the impairment charge recorded by Bakkt.

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
For all of our contracts with customers, except for listings and certain data, clearing and mortgage services, our performance obligations are short term in nature and there is no significant variable consideration. In addition, we have elected the practical expedient of excluding sales taxes from transaction prices. We have assessed the costs incurred to obtain or fulfill a contract with a customer, which are primarily our sales commissions.
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

The following table depicts the disaggregation of our revenue according to business line and segment (in millions). Amounts here have been aggregated as they follow consistent revenue recognition patterns, and are consistent with the segment information in Note 15:

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Nine Months Ended September 30, 2022:
Total revenues	$4,824	$1,555	$880	$7,259
Transaction-based expenses	1,735	—	—	1,735
Total revenues, less transaction-based expenses	$3,089	$1,555	$880	$5,524

Timing of Revenue Recognition
Services transferred at a point in time	$1,760	$263	$374	$2,397
Services transferred over time	1,329	1,292	506	3,127
Total revenues, less transaction-based expenses	$3,089	$1,555	$880	$5,524

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Nine Months Ended September 30, 2021:
Total revenues	$4,376	$1,403	$1,061	$6,840
Transaction-based expenses	1,534	—	—	1,534
Total revenues, less transaction-based expenses	$2,842	$1,403	$1,061	$5,306

Timing of Revenue Recognition
Services transferred at a point in time	$1,590	$162	$631	$2,383
Services transferred over time	1,252	1,241	430	2,923
Total revenues, less transaction-based expenses	$2,842	$1,403	$1,061	$5,306

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Three Months Ended September 30, 2022:
Total revenues	$1,577	$534	$276	$2,387
Transaction-based expenses	576	—	—	576
Total revenues, less transaction-based expenses	$1,001	$534	$276	$1,811

Timing of Revenue Recognition
Services transferred at a point in time	$563	$104	$104	$771
Services transferred over time	438	430	172	1,040
Total revenues, less transaction-based expenses	$1,001	$534	$276	$1,811

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Three Months Ended September 30, 2021:
Total revenues	$1,434	$477	$366	$2,277
Transaction-based expenses	475	—	—	475
Total revenues, less transaction-based expenses	$959	$477	$366	$1,802

Timing of Revenue Recognition
Services transferred at a point in time	$534	$55	$214	$803
Services transferred over time	425	422	152	999
Total revenues, less transaction-based expenses	$959	$477	$366	$1,802

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

The components of services transferred over time for each of our segments are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Exchanges Segment:
Data services revenues	$651	$623	$219	$208
Services transferred over time related to risk management of open interest performance obligations	$201	$190	$62	$65
Services transferred over time related to listings	$388	$356	$128	$123
Services transferred over time related to regulatory fees, trading permits, and software licenses	$89	$83	$29	$29
Total	$1,329	$1,252	$438	$425

Fixed Income Data Services Segment:
Data services revenues	$1,263	$1,220	$420	$414
Services transferred over time related to risk management of open interest performance obligations in our CDS business	$29	$21	$10	$8
Total	$1,292	$1,241	$430	$422

Mortgage Technology Segment:
Subscription revenues	$479	$404	$163	$143
Professional service revenues and other	$27	$26	$9	$9
Total	$506	$430	$172	$152

Total consolidated revenues transferred over time	$3,127	$2,923	$1,040	$999

6. Goodwill and Other Intangible Assets
The following is a summary of the activity in the goodwill balance for the nine months ended September 30, 2022 (in millions):

Goodwill balance at December 31, 2021	$21,123
Acquisitions	46
Foreign currency translation	(90)
Other activity, net	(4)
Goodwill balance at September 30, 2022	$21,075
The following is a summary of the activity in the other intangible assets balance for the nine months ended September 30, 2022 (in millions):

Other intangible assets balance at December 31, 2021	$13,736
Acquisitions	14
Foreign currency translation	(84)
Amortization of other intangible assets	(459)
Other activity, net	3
Other intangible assets balance at September 30, 2022	$13,210
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

During the three months ended September 30, 2022, we considered potential indicators of impairment to goodwill and other intangible assets for each of our reporting units, which included declines in stock price, recent inflation spikes and rising interest rates, among others. As such, we performed a qualitative assessment to determine whether it was more-

likely-than-not that goodwill and indefinite lived intangibles within each of our reportable business segments were impaired. Additionally, we evaluated whether the carrying value of the finite lived intangible assets within our reportable business segments may not be recoverable. After evaluating events, circumstances and factors which could affect the significant inputs used in our evaluation of cash flows and related fair value, we determined it was not more-likely-than-not that an impairment existed in our goodwill and indefinite lived intangible assets or that the carrying amount of our finite lived intangible assets was not recoverable. We plan to perform our annual impairment testing in the fourth quarter.

7. Deferred Revenue
Our contract liabilities, or deferred revenue, represent consideration received that is yet to be recognized as revenue. Total deferred revenue was $410 million as of September 30, 2022, including $315 million in current deferred revenue and $95 million in other non-current liabilities. The changes in our deferred revenue during the nine months ended September 30, 2022 are as follows (in millions):

	Annual Listings Revenues	Original Listings Revenues	Other Listings Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at December 31, 2021	$—	$19	$93	$93	$79	$284
Additions	434	32	39	330	62	897
Amortization	(327)	(28)	(33)	(301)	(82)	(771)
Deferred revenue balance at September 30, 2022	$107	$23	$99	$122	$59	$410

The changes in our deferred revenue during the nine months ended September 30, 2021 are as follows (in millions):

	Annual Listings Revenues	Original Listings Revenues	Other Listings Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at December 31, 2020	$—	$13	$92	$95	$59	$259
Additions	397	26	42	352	60	877
Amortization	(301)	(24)	(31)	(319)	(39)	(714)
Deferred revenue balance at September 30, 2021	$96	$15	$103	$128	$80	$422
Included in the amortization recognized during the nine months ended September 30, 2022 is $144 million related to the deferred revenue balance as of December 31, 2021. Included in the amortization recognized for the nine months ended September 30, 2021 is $128 million related to the deferred revenue balance as of December 31, 2020. As of September 30, 2022, the remaining deferred revenue balance will be recognized over the period of time we satisfy our performance obligations as described in Note 5.

8. Debt
Our total debt, including short-term and long-term debt, consisted of the following (in millions):

	As of September 30, 2022	As of December 31, 2021
Debt:
Short-term debt:
Commercial Paper	$—	$1,012
2022 Senior Notes (2.35% senior unsecured notes due September 15, 2022)	—	499
Other short-term debt	7	10
Total short-term debt	7	1,521
Long-term debt:
2023 Senior Notes (0.70% senior unsecured notes due June 15, 2023)	—	997
2023 Senior Notes (3.45% senior unsecured notes due September 21, 2023)	—	399
2023 Senior Notes (4.00% senior unsecured notes due October 15, 2023)	—	797
2025 Senior Notes (3.65% senior unsecured notes due May 23, 2025)	1,243	—
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,247	1,246
2027 Senior Notes (4.00% senior unsecured notes due September 15, 2027)	1,485	—
2027 Senior Notes (3.10% senior unsecured notes due September 15, 2027)	497	497
2028 Senior Notes (3.75% senior unsecured notes due September 21, 2028)	594	594
2029 Senior Notes (4.35% senior unsecured notes due June 15, 2029)	1,239	—
2030 Senior Notes (2.10% senior unsecured notes due June 15, 2030)	1,235	1,234
2032 Senior Notes (1.85% senior unsecured notes due September 15, 2032)	1,484	1,483
2033 Senior Notes (4.60% senior unsecured notes due March 15, 2033)	1,488	—
2040 Senior Notes (2.65% senior unsecured notes due September 15, 2040)	1,231	1,230
2048 Senior Notes (4.25% senior unsecured notes due September 21, 2048)	1,231	1,230
2050 Senior Notes (3.00% senior unsecured notes due June 15, 2050)	1,221	1,220
2052 Senior Notes (4.95% senior unsecured notes due June 15, 2052)	1,464	—
2060 Senior Notes (3.00% senior unsecured notes due September 15, 2060)	1,471	1,470
2062 Senior Notes (5.20% senior unsecured notes due June 15, 2062)	983	—
Total long-term debt	18,113	12,397
Total debt	$18,120	$13,918

Our senior notes of $18.1 billion have a weighted average maturity of 17 years and a weighted average cost of 3.6% per annum.
Credit Facilities
We have a $3.9 billion senior unsecured revolving credit facility, or the Credit Facility, with future capacity to increase our borrowings under the Credit Facility by an additional $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. On May 25, 2022, we agreed with the lenders to extend the maturity date of the Credit Facility from October 15, 2026, to May 25, 2027, among other items. We also exercised our option to increase the amount of the Credit Facility from $3.8 billion to $3.9 billion. We incurred new debt issuance costs of $4 million relating to the Credit Facility and these costs are represented in the accompanying consolidated balance sheet as other non-current assets and will be amortized over the remaining life of the Credit Facility. No amounts were outstanding under the Credit Facility as of September 30, 2022.
As of September 30, 2022, of the $3.9 billion that was available for borrowing under the Credit Facility, $170 million was required to support certain broker-dealer and other subsidiary commitments. As there was no commercial paper outstanding as of September 30, 2022, there was no required amount to backstop our U.S. dollar commercial paper program, or the Commercial Paper Program. The amount required to backstop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $3.7 billion was available for working capital and general corporate purposes including, but not limited to, acting as a backstop to future increases in the amounts outstanding under the Commercial Paper Program.

On May 4, 2022, we entered into a 364-day senior unsecured bridge facility in an aggregate principal amount not to exceed $14.0 billion, or the Bridge Facility. The commitments that the Company obtained for the Bridge Facility have been permanently reduced from $14.0 billion and there were no amounts outstanding as of September 30, 2022 as a result of (i) the amendment and extension of the Credit Facility, (ii) the issuance by the Company of certain senior unsecured notes on May 23, 2022, (iii) Euroclear divestment proceeds, (iv) the generation of cash internally by the Company, and (v) the effectiveness of our term loan facility.
On May 25, 2022, we entered into a $2.4 billion two-year senior unsecured delayed draw term loan facility, or Term Loan. Draws under the Term Loan bear interest on the principal amount outstanding at either (a) Term Secured Overnight Financing Rate, or Term SOFR, plus an applicable margin plus a credit spread adjustment of 10 basis points or (b) a "base rate" plus an applicable margin. The applicable margin ranges from 0.625% to 1.125% for Term SOFR loans and from 0.000% to 0.125% for base rate loans, in each case, based on a ratings-based pricing grid. The proceeds from borrowings under the Term Loan will be used to fund a portion of the purchase price for the Black Knight acquisition. We incurred new debt issuance costs of $4 million relating to the Term Loan and these costs are represented in the accompanying consolidated balance sheet as other non-current assets and will be amortized over the remaining life of the Term Loan. We have the option to prepay outstanding amounts under the Term Loan in whole or in part at any time. No amounts were outstanding under the Term Loan as of September 30, 2022.
Our India subsidiaries maintain $14 million of credit lines for their general corporate purposes. As of September 30, 2022, they had borrowed $7 million, which is reflected as “other short-term debt” in the table above.
Commercial Paper Program
Our Commercial Paper Program is currently backed by the borrowing capacity available under the Credit Facility, as described above. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense. During the nine months ended September 30, 2022, we had net paydowns of $1.0 billion under the Commercial Paper Program and did not have any notes outstanding under our Commercial Paper Program as of September 30, 2022.
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
•$1.5 billion in aggregate principal amount of 4.95% senior notes due in 2052, or the 2052 Notes; and
•$1.0 billion in aggregate principal amount of 5.20% senior notes due in 2062, or the 2062 Notes, collectively, the Notes.
We intend to use the net proceeds of $4.9 billion from the offering of the 2025 Notes, the 2027 Notes, the 2029 Notes and the 2062 Notes, or collectively, the SMR Notes, together with the issuance of commercial paper and/or borrowings under the Credit Facility, cash on hand or other immediately available funds and borrowings under the Term Loan, to finance the cash portion of the purchase price for Black Knight. The SMR Notes are subject to a special mandatory redemption feature pursuant to which we will be required to redeem all of the outstanding SMR Notes at a redemption price equal to 101% of the aggregate principal amount of the SMR Notes, plus accrued and unpaid interest, in the event that the Black Knight acquisition is not consummated on or prior to May 4, 2023, subject to two automatic extensions of three months each, to August 4, 2023 and to November 4, 2023, respectively, if U.S. antitrust clearance or a related law, injunction, order or other judgment, in each case whether temporary, preliminary or permanent, that restrains, enjoins or otherwise prohibits the consummation of the Black Knight merger remains outstanding and all other conditions to closing are satisfied (or in the case of conditions that by their terms are to be satisfied at the closing, are capable of being satisfied if the closing were to occur on such date) at each extension date, or if the Black Knight merger agreement is terminated at any time prior to such date. The $4.9 billion net proceeds from the SMR Notes are separately invested and recorded as short-term restricted cash and cash equivalents in our consolidated balance sheet as of September 30, 2022.
We used the $3.0 billion of net proceeds from the offering of the 2033 Notes and the 2052 Notes to redeem $2.7 billion aggregate principal amount of four series of senior notes that would have matured in 2022 and 2023. The balance of the net proceeds was used for general corporate purposes, which included paying down a portion of the amounts outstanding under our Commercial Paper Program. We recorded $30 million in costs associated with the extinguishment and re-financing of our existing debt in connection with our May 2022 debt refinancing. These costs are included in interest expense in our consolidated statements of income for the nine months ended September 30, 2022.
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

9. Share-Based Compensation
We currently sponsor employee and director stock option, restricted stock and employee stock purchase plans. Stock options and restricted stock are granted at the discretion of the Compensation Committee of our Board of Directors, or Board, based on the estimated fair value on the date of grant. The fair value of the stock options and restricted stock on the date of grant is recognized as expense over the vesting period, net of forfeitures. The non-cash compensation expenses recognized in our consolidated statements of income for stock options, restricted stock and under our employee stock purchase plan, net of amounts classified as capitalized software, were $116 million and $112 million for the nine months ended September 30, 2022 and 2021, respectively, and $40 million and $39 million for the three months ended September 30, 2022 and 2021, respectively.
Stock Option Plans
We use the Black-Scholes option pricing model to value our stock option awards. During the nine months ended September 30, 2022 and 2021, we used the assumptions in the table below to compute the value:

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
In February 2022, we reserved a maximum of 0.7 million restricted shares for potential issuance as performance-based restricted shares to certain of our employees. The number of shares ultimately granted under this award will be based on our actual financial performance as compared to financial performance targets set by our Board and the Compensation Committee for the year ending December 31, 2022, and will also be subject to a market condition reduction based on how our 2022 total stockholder return, or TSR, compares to that of the S&P 500 Index. The maximum compensation expense to be recognized under these performance-based restricted shares is $84 million if the maximum financial performance target is met and all 0.7 million shares vest. The compensation expense to be recognized under these performance-based restricted shares will be $42 million if the target financial performance is met, which would result in 0.3 million shares vesting. For these awards with performance conditions, we recognize expense on an accelerated basis over the three-year vesting period based on our quarterly assessment of the probable 2022 actual financial performance as compared to the 2022 financial performance targets. As of September 30, 2022, our best estimate is that the financial performance level will be below target for 2022. Based on this assessment, we recorded non-cash compensation expense of $14 million and $5 million for the nine and three months ended September 30, 2022, respectively, related to these awards and the remaining $26 million in non-cash compensation expense will be recorded on an accelerated basis over the remaining vesting period, including $8 million which will be recorded over the remainder of 2022.

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
During the nine months ended September 30, 2022, we repurchased a total of 5.0 million shares of our outstanding common stock at a cost of $632 million, consisting of 4.6 million shares at a cost of $582 million under our Rule 10b5-1 trading plan and 0.4 million shares at a cost of $50 million on the open market during an open trading period. We did not have any stock repurchases during the three months ended September 30, 2022 or during the nine months ended September 30, 2021. As of September 30, 2022, the remaining balance of Board approved funds for future repurchases was $2.5 billion. In connection with our pending acquisition of Black Knight, on May 4, 2022 we terminated our Rule 10b5-1 trading plan and suspended share repurchases.
Dividends
During the nine months ended September 30, 2022 and 2021, we declared and paid cash dividends per share of $1.14 and $0.99, respectively, for an aggregate payout of $640 million and $561 million, respectively. During the three months ended September 30, 2022 and 2021, we declared and paid cash dividends per share of $0.38 and $0.33, respectively, for an aggregate payout of $213 million and $187 million, respectively. The declaration of dividends is subject to the discretion of our Board. Our Board has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be determined quarterly by the Board or the Audit Committee, taking into account such factors as our evolving business model, prevailing business conditions, our financial results and capital requirements and other considerations which our Board deems relevant, without a predetermined annual net income payout ratio.
Accumulated Other Comprehensive Income/(Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income/ (loss) (in millions):

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2021	$(150)	$2	$(48)	$(196)
Other comprehensive income/(loss)	(208)	—	—	(208)
Income tax benefit/(expense)	1	—	—	1
Net current period other comprehensive income/(loss)	(207)	—	—	(207)
Balance, as of September 30, 2022	$(357)	$2	$(48)	$(403)

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of June 30, 2022	$(259)	$2	$(48)	$(305)
Other comprehensive income/(loss)	(98)	—	—	(98)
Income tax benefit/(expense)	—	—	—	—
Net current period other comprehensive income/(loss)	(98)	—	—	(98)
Balance, as of September 30, 2022	$(357)	$2	$(48)	$(403)

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2020	$(134)	$1	$(59)	$(192)
Other comprehensive income/(loss)	(16)	2	—	(14)
Income tax benefit/(expense)	1	(1)	—	—
Net current period other comprehensive income/(loss)	(15)	1	—	(14)
Balance, as of September 30, 2021	$(149)	$2	$(59)	$(206)

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of June 30, 2021	$(117)	$2	$(59)	$(174)
Other comprehensive income/(loss)	(33)	—	—	(33)
Income tax benefit/(expense)	1	—	—	1
Net current period other comprehensive income/(loss)	(32)	—	—	(32)
Balance, as of September 30, 2021	$(149)	$2	$(59)	$(206)

11. Income Taxes
Our effective tax rate was 15% and 29% during the nine months ended September 30, 2022 and 2021, respectively, and 47% and 23% during the three months ended September 30, 2022 and 2021, respectively. The effective tax rate for the nine months ended September 30, 2022 was lower than the effective tax rate for the comparable period in 2021 primarily due to the deferred income tax benefit from the impairment to our equity method investment in Bakkt in the current year period, and the deferred income tax expense from U.K. tax law changes in the prior year period. During the nine months ended September 30, 2021, the U.K. Finance Act 2021 was enacted, which increased the U.K. corporate income tax rate from 19% to 25%, effective April 1, 2023. The effective tax rate for the three months ended September 30, 2022, was higher than the effective tax rate for the comparable period in 2021 primarily due to the deferred income tax benefit from the impairment to our equity method investment in Bakkt.

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
As of September 30, 2022 and December 31, 2021, the ICE Clearing Houses had received or had been pledged $290.2 billion and $239.9 billion, respectively, in cash and non-cash collateral in original margin and guaranty fund deposits to cover price movements of underlying contracts for both periods.
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
In addition, we have contributed our own capital that could be used if a defaulting Member’s original margin and guaranty fund deposits are insufficient. Such amounts are recorded as long-term restricted cash and cash equivalents in our balance sheets and are as follows (in millions):

	ICE Portion of Guaranty Fund Contribution		Default insurance
Clearing House	As of September 30, 2022	As of December 31, 2021	As of September 30, 2022	As of December 31, 2021
ICE Clear Europe	$247	$247	$100	$75
ICE Clear U.S.	90	83	25	25
ICE Clear Credit	50	50	75	50
ICE Clear Netherlands	2	2	N/A	N/A
ICE Clear Singapore	1	1	N/A	N/A
ICE NGX	15	15	200	100
Total	$405	$398	$400	$250
Of our total contribution to ICE Clear U.S. above, as of September 30, 2022, $15 million was solely applicable to any losses associated with a default in Bitcoin contracts and other digital assets that ICE Clear U.S. may clear in the future.
We also maintain default insurance as an additional layer of clearing member default protection. The default insurance was renewed in September 2022 and has a three-year term for the following clearing houses in the following amounts: ICE Clear Europe - $100 million; ICE Clear U.S. - $25 million and ICE Clear Credit - $75 million. The default insurance layer resides after and in addition to the ICE Clear Europe, ICE Clear U.S. and ICE Clear Credit SITG contributions and before the guaranty fund contributions of the non-defaulting Members.
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
As of September 30, 2022, ICE NGX maintained a guaranty fund of $215 million, comprising $15 million in cash and a $200 million letter of credit backed by a default insurance policy of the same amount, discussed below.
Below is a depiction of our Default Waterfall which summarizes the lines of defense and layers of protection we maintain at ICE Clear Europe, ICE Clear U.S. and ICE Clear Credit.
ICE Clearing House Default Waterfall

Cash and Invested Deposits
We have recorded cash and invested margin and guaranty fund deposits and amounts due in our balance sheets as current assets with corresponding current liabilities to the Members. As of September 30, 2022, our cash and invested margin and guaranty fund deposits were as follows (in millions):

	ICE Clear Europe (1)	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$113,708	$37,563	$3,331	$—	$4	$154,606
Unsettled variation margin, net	—	—	—	747	—	747
Guaranty fund	3,928	3,476	588	—	4	7,996
Delivery contracts receivable/payable, net	—	—	—	1,342	—	1,342
Total	$117,636	$41,039	$3,919	$2,089	$8	$164,691
As of December 31, 2021, our cash and invested margin and guaranty fund deposits were as follows (in millions):

	ICE Clear Europe (2)	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$94,010	$39,372	$6,963	$—	$27	$140,372
Unsettled variation margin, net	—	—	—	226	—	226
Guaranty fund	4,175	3,952	597	—	4	8,728
Delivery contracts receivable/payable, net	—	—	—	1,103	—	1,103
Total	$98,185	$43,324	$7,560	$1,329	$31	$150,429
(1) $110.8 billion and $6.8 billion is related to futures/options and CDS, respectively.
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
To provide a tool to address the liquidity needs of our clearing houses and manage the liquidation of margin and guaranty fund deposits held in the form of cash and high quality sovereign debt, ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. have entered into Committed Repurchase Agreement Facilities, or Committed Repo. Additionally, ICE Clear Credit and ICE Clear Netherlands have entered into Committed FX Facilities to support these liquidity needs. As of September 30, 2022, the following facilities were in place:
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
•ICE Clear Netherlands: €10 million in Committed FX Facilities to finance euro payment obligations.

Details of our deposits are as follows (in millions):

Cash and Cash Equivalent Margin Deposits and Guaranty Funds
Clearing House	Investment Type	As of September 30, 2022	As of December 31, 2021
ICE Clear Europe	National bank account (1)	$13,541	$59,948
ICE Clear Europe	Reverse repo	71,360	25,518
ICE Clear Europe	Sovereign debt	26,830	9,324
ICE Clear Europe	Demand deposits	92	231
ICE Clear Credit	National bank account	33,745	37,282
ICE Clear Credit	Reverse repo	4,387	3,639
ICE Clear Credit	Demand deposits	2,907	2,403
ICE Clear U.S.	Reverse repo	3,445	6,485
ICE Clear U.S.	Sovereign Debt	473	1,075
Other ICE Clearing Houses	Demand deposits	9	31
Total cash and cash equivalent margin deposits and guaranty funds		$156,789	$145,936

Clearing House	Investment Type	As of September 30, 2022	As of December 31, 2021
ICE NGX	Unsettled variation margin and delivery contracts receivable/payable	2,088	1,329
ICE Clear Europe	Invested deposits - sovereign debt	5,814	3,164
Total invested deposits, delivery contracts receivable and unsettled variation margin		$7,902	$4,493
(1) As of September 30, 2022, ICE Clear Europe held €9.3 billion ($9.2 billion based on the euro/U.S. dollar exchange rate of 0.9802 as of September 30, 2022) at the European Central Bank, or ECB, £3.9 billion ($4.4 billion based on the pound sterling/U.S. dollar exchange rate of 1.1165 as of September 30, 2022) at the Bank of England, or BOE, and €10 million ($10 million based on the above exchange rate) at the BOE. As of December 31, 2021, ICE Clear Europe held €47.2 billion ($53.7 billion based on the euro/U.S. dollar exchange rate of 1.1372 as of December 31, 2021) at ECB, £1.7 billion ($2.3 billion based on the pound sterling/U.S. dollar exchange rate of 1.3524 as of December 31, 2021), as well as $4.0 billion at the BOE, and €10 million ($11 million based on the above exchange rate) at the BOE.
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

	As of September 30, 2022
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$81,061	$23,480	$13,842	$—	$118,383
Letters of credit	—	—	—	3,869	3,869
ICE NGX cash deposits	—	—	—	1,621	1,621
Total	$81,061	$23,480	$13,842	$5,490	$123,873
Guaranty fund:
Government securities at face value	$742	$618	$291	$—	$1,651

	As of December 31, 2021
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$58,156	$8,425	$17,211	$—	$83,792
Letters of credit	—	—	—	3,566	3,566
ICE NGX cash deposits	—	—	—	987	987
Total	$58,156	$8,425	$17,211	$4,553	$88,345
Guaranty fund:
Government securities at face value	$740	$152	$273	$—	$1,165
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
During the nine months ended September 30, 2022, ICE NGX increased its default insurance by $100 million, and as of September 30, 2022, ICE NGX maintains a guaranty fund of $215 million funded by a $200 million letter of credit issued by a major Canadian chartered bank, and backed by default insurance underwritten by Export Development Canada, or EDC, a Crown corporation operated at arm’s length from the Canadian government, plus $15 million held as restricted cash to fund the first loss amount that ICE NGX is responsible for under the default insurance policy. In the event of a participant default where the Member’s collateral is depleted, the shortfall would be covered by a draw down on the letter of credit following which ICE NGX would file a claim under the default insurance to recover additional losses up to $200 million beyond the $15 million first-loss amount that ICE NGX is responsible for under the default insurance policy.
Clearing House Exposure
The net notional value of unsettled contracts was $2.8 trillion as of September 30, 2022. Each ICE Clearing House bears financial counterparty credit risk and provides a central counterparty guarantee, or performance guarantee, to its Members. To reduce their exposure, the ICE Clearing Houses have a risk management program with both initial and ongoing membership standards. Excluding the effects of original and variation margin, guaranty fund and collateral requirements and default insurance, the ICE Clearing Houses’ maximum estimated exposure for this guarantee is $244.6 billion as of September 30, 2022, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one-day movement in pricing of the underlying unsettled contracts. This value was determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than this amount.

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

Financial assets and liabilities recorded or disclosed at fair value in the accompanying consolidated balance sheets as of September 30, 2022 and December 31, 2021 were classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement.
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
We did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of September 30, 2022 or December 31, 2021.
We measure certain assets, such as intangible assets and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of September 30, 2022, none of our intangible assets were required to be recorded at fair value since no impairments were recorded.
We measure certain equity investments at fair value on a non-recurring basis using our policy election under ASU 2016-01. During the nine months ended September 30, 2022, we evaluated these investments and determined that the value of our equity method investment in Bakkt was impaired using a Level 1 input, which was the publicly-traded closing stock price of Bakkt on September 30, 2022 (Note 4). No other fair value adjustments were required under our accounting policy election related to these investments.
See Note 12 for the fair value considerations related to our margin deposits, guaranty funds and delivery contracts receivable.
The table below displays the fair value of our debt as of September 30, 2022. The fair values of our fixed rate notes were estimated using quoted market prices for these instruments. The fair value of other short-term debt approximates par value since the interest rates on this short-term debt approximate market rates as of September 30, 2022.

	As of September 30, 2022
	(in millions)
Debt:	Carrying Amount	Fair value
Other short-term debt	$7	$7
2025 Senior Notes (3.65% senior unsecured notes due May 23, 2025)	1,243	1,210
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,247	1,207
2027 Senior Notes (4.00% senior unsecured notes due September 15, 2027)	1,485	1,423
2027 Senior Notes (3.10% senior unsecured notes due September 15, 2027)	497	455
2028 Senior Notes (3.75% senior unsecured notes due September 21, 2028)	594	553
2029 Senior Notes (4.35% senior unsecured notes due June 15, 2029)	1,239	1,183
2030 Senior Notes (2.10% senior unsecured notes due June 15, 2030)	1,235	999
2032 Senior Notes (1.85% senior unsecured notes due September 15, 2032)	1,484	1,096
2033 Senior Notes (4.60% senior unsecured notes due March 15, 2033)	1,488	1,400
2040 Senior Notes (2.65% senior unsecured notes due September 15, 2040)	1,231	840
2048 Senior Notes (4.25% senior unsecured notes due September 21, 2048)	1,231	1,019
2050 Senior Notes (3.00% senior unsecured notes due June 15, 2050)	1,221	817
2052 Senior Notes (4.95% senior unsecured notes due June 15, 2052)	1,464	1,332
2060 Senior Notes (3.00% senior unsecured notes due September 15, 2060)	1,471	893
2062 Senior Notes (5.20% senior unsecured notes due June 15, 2062)	983	900
Total debt	$18,120	$15,334

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

Financial data for our business segments is as follows for the nine and three months ended September 30, 2022 and 2021 (in millions):

	Nine Months Ended September 30, 2022
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$884	$—	$—	$884
Agricultural and metals futures and options	179	—	—	179
Financial futures and options	375	—	—	375
Cash equities and equity options	2,021	—	—	2,021
OTC and other	326	—	—	326
Data and connectivity services	651	—	—	651
Listings	388	—	—	388
Fixed income execution	—	66	—	66
CDS clearing	—	226	—	226
Fixed income data and analytics	—	824	—	824
Other data and network services	—	439	—	439
Origination technology	—	—	586	586
Closing solutions	—	—	187	187
Data and analytics	—	—	66	66
Other	—	—	41	41
Revenues	4,824	1,555	880	7,259
Transaction-based expenses	1,735	—	—	1,735
Revenues, less transaction-based expenses	3,089	1,555	880	5,524
Operating expenses	904	1,029	817	2,750
Operating income	$2,185	$526	$63	$2,774

	Nine Months Ended September 30, 2021
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$900	$—	$—	$900
Agricultural and metals futures and options	177	—	—	177
Financial futures and options	281	—	—	281
Cash equities and equity options	1,800	—	—	1,800
OTC and other	239	—	—	239
Data and connectivity services	623	—	—	623
Listings	356	—	—	356
Fixed income execution	—	39	—	39
CDS clearing	—	144	—	144
Fixed income data and analytics	—	804	—	804
Other data and network services	—	416	—	416
Origination technology	—	—	740	740
Closing solutions	—	—	227	227
Data and analytics	—	—	55	55
Other	—	—	39	39
Revenues	4,376	1,403	1,061	6,840
Transaction-based expenses	1,534	—	—	1,534
Revenues, less transaction-based expenses	2,842	1,403	1,061	5,306
Operating expenses	977	1,010	750	2,737
Operating income	$1,865	$393	$311	$2,569

	Three Months Ended September 30, 2022
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$266	$—	$—	$266
Agricultural and metals futures and options	57	—	—	57
Financial futures and options	122	—	—	122
Cash equities and equity options	664	—	—	664
OTC and other	121	—	—	121
Data and connectivity services	219	—	—	219
Listings	128	—	—	128
Fixed income execution	—	26	—	26
CDS clearing	—	88	—	88
Fixed income data and analytics	—	273	—	273
Other data and network services	—	147	—	147
Origination technology	—	—	187	187
Closing solutions	—	—	53	53
Data and analytics	—	—	22	22
Other	—	—	14	14
Revenues	1,577	534	276	2,387
Transaction-based expenses	576	—	—	576
Revenues, less transaction-based expenses	1,001	534	276	1,811
Operating expenses	301	337	260	898
Operating income	$700	$197	$16	$913

	Three Months Ended September 30, 2021
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$316	$—	$—	$316
Agricultural and metals futures and options	56	—	—	56
Financial futures and options	93	—	—	93
Cash equities and equity options	554	—	—	554
OTC and other	84	—	—	84
Data and connectivity services	208	—	—	208
Listings	123	—	—	123
Fixed income execution	—	12	—	12
CDS clearing	—	51	—	51
Fixed income data and analytics	—	272	—	272
Other data and network services	—	142	—	142
Origination technology	—	—	245	245
Closing solutions	—	—	88	88
Data and analytics	—	—	19	19
Other	—	—	14	14
Revenues	1,434	477	366	2,277
Transaction-based expenses	475	—	—	475
Revenues, less transaction-based expenses	959	477	366	1,802
Operating expenses	330	338	256	924
Operating income	$629	$139	$110	$878

No customers or clearing members accounted for more than 10% of our Exchange revenues, less transaction-based expenses during the nine and three months ended September 30, 2022. Revenue from one member of the Exchanges segment comprised $326 million, or 11%, and $118 million, or 12%, of our Exchange revenues, less transaction-based expenses for the nine and three months ended September 30, 2021, respectively. Clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, we believe that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional customers or clearing members accounted for more than 10% of our segment revenues or consolidated revenues during the nine and three months ended September 30, 2022 or 2021.

16. Earnings/(Loss) Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings/(loss) per common share computations for the nine and three months ended September 30, 2022 and 2021 (in millions, except per share amounts):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Basic:
Net income/(loss) attributable to Intercontinental Exchange, Inc.	$1,021	$2,531	$(191)	$633
Weighted average common shares outstanding	559	563	558	563
Basic earnings/(loss) per common share	$1.83	$4.50	$(0.34)	$1.12
Diluted:
Weighted average common shares outstanding	559	563	558	563
Effect of dilutive securities - stock options and restricted stock	2	2	2	3
Diluted weighted average common shares outstanding	561	565	560	566
Diluted earnings/(loss) per common share	$1.82	$4.48	$(0.34)	$1.12
Basic earnings/(loss) per common share is calculated using the weighted average common shares outstanding during the period.

Common equivalent shares from stock options and restricted stock awards, calculated using the treasury stock method, are included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. During the nine months ended September 30, 2022 and 2021, 1 million and 0.3 million outstanding stock options and restricted stock awards, respectively, were not included in the computation of diluted earnings/(loss) per common share, because to do so would have had an antidilutive effect. In addition, for the nine months ended September 30, 2021, we excluded warrants and preferred and common incentive units under the Bakkt Equity Incentive Plan because they were also antidilutive. Certain figures in the table above may not recalculate due to rounding.

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
•our ability to realize the expected benefits of our acquisitions and our investments, including our ability to close the Black Knight acquisition on the terms and timing expected;
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
Overview
We are a provider of market infrastructure, data services and technology solutions to a broad range of customers including financial institutions, corporations and government entities. Our products, which span major asset classes including futures, equities, fixed income and residential mortgages in the U.S., provide our customers with access to mission critical tools that are designed to increase asset class transparency and workflow efficiency. While we report our results in three reportable business segments, we operate as one business, leveraging the collective expertise, particularly in data services and technology, that exists across our platforms to inform and enhance our operations.
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
On August 19, 2022, our preliminary proxy statement/prospectus on Form S-4 was declared effective by the SEC, and on September 21, 2022, Black Knight stockholders approved the transaction. The transaction is expected to close in the first half of 2023 following the receipt of regulatory approvals and the satisfaction of customary closing conditions.
Global Market Conditions
Our results of operations are affected by global economic conditions, including macroeconomic conditions and geopolitical events or conflicts. During 2022, macroeconomic conditions, including rising interest rates, recent spikes in inflation rates and market volatility, along with geopolitical concerns, including the war in Ukraine and the sanctions and other measures that have been and continue to be imposed in response to the war, created uncertainty and volatility in the global economy and resulted in a dynamic operating environment.
Our business has been impacted positively and negatively by these global economic conditions. For instance, due to market volatility and rising interest rates, we have seen increased trading across a number of our products, such as interest rate & equity futures, credit default swaps and bonds. Conversely, increases in mortgage interest rates in 2022 have resulted in reduced consumer and investor demand for mortgages and adversely impacted the transaction-based revenues in our Mortgage Technology segment.
We have suspended all services in Russia except for limited offerings to non-sanctioned entities. From an operational perspective, our businesses, including our exchanges, clearing houses, listings venues, data services businesses and mortgage platforms, have not suffered a material negative impact as a result of these events in Ukraine and the surrounding region.
We expect the macro environment to remain dynamic in the near-term, and we continue to monitor macroeconomic conditions, including interest rates and inflation rates, as well as the uncertainty surrounding the extent and duration of the ongoing conflict between Russia and Ukraine, and the impact that any of the foregoing may have on the global economy and on our business.
Tax Policy Changes
In July and August 2022, the CHIPS and Science Act, or CHIPS, and the Inflation Reduction Act of 2022, or IRA, were signed into law. The IRA introduced a 15% corporate alternative minimum tax, or CAMT, on adjusted financial statement income for corporations with profits in excess of $1 billion, effective for tax years after December 31, 2022. While further guidance on the implementation of the CAMT is expected, we do not expect it will have a material impact to our 2023 effective tax rate. We also do not expect that CHIPS will have a material impact. The IRA also includes a stock buyback excise tax of 1%, which will apply to net stock buybacks after December 31, 2022. We do not expect this to have a material impact once share repurchases are resumed.
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
•Benchmarks Regulation. The Financial Conduct Authority, or FCA, used its legal powers under the U.K. Benchmarks Regulation, or U.K. BMR, to require ICE Benchmark Administration Limited, or IBA, as the administrator of the London Interbank Offered Rate, or LIBOR, to publish certain Sterling and Japanese Yen LIBOR settings under a changed "synthetic" methodology until the end of 2022. As a result of the FCA's June 2022 consultation, the FCA will require IBA to continue publishing 1 and 6-month "synthetic" Sterling LIBOR and is considering whether to require IBA to publish 3-month "synthetic" Sterling LIBOR until the end of March 2023. "Synthetic" Japanese Yen LIBOR settings will cease at the end of 2022. Any settings published under the “synthetic” methodology are not representative of the underlying market or economic reality the setting is intended to measure as those terms are used in the U.K. BMR. The FCA has confirmed that it expects certain U.S. Dollar LIBOR settings to continue being published on a representative basis until the end of June 2023. The FCA stated that it will consider requiring IBA to publish certain U.S. Dollar LIBOR settings beyond June 30, 2023 under a changed “synthetic” methodology. Usage of the "synthetic" LIBOR and continuing U.S. Dollar LIBOR settings may be restricted or prohibited in certain circumstances under applicable law.
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
•Policy intervention to address high energy prices. In March 2022, EU leaders agreed to reduce the EU’s dependency on Russian gas, oil and coal imports and invited the European Commission to put forward legislative proposals to ensure security of supply and affordable energy prices. Various options for regulatory intervention have been adopted by the European Commission to allow EU countries to jointly buy strategic reserves of gas. In June 2022, the EU imposed a partial embargo on Russian crude oil and petroleum products. In July 2022, EU Member States reached a political agreement on a voluntary reduction of natural gas demand in the EU. In September 2022, the European Commission approved legislative proposals to address the energy crisis including reducing Member States' energy consumption, imposing a cap on revenues for electricity producers and requiring a contribution on excess profits generated from oil, gas, coal and refinery activities. The European Commission is also exploring additional measures including a price cap on imported gas and an LNG import benchmark. The potential impact of these measures on the functioning of European energy wholesale markets remains uncertain at this time.
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

	Nine Months Ended September 30,			Three Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Revenues, less transaction-based expenses	$5,524	$5,306	4%	$1,811	$1,802	1%
Recurring revenues(1)	$2,781	$2,603	7%	$930	$888	5%
Transaction revenues, net(1)	$2,743	$2,703	1%	$881	$914	(4) %
Operating expenses	$2,750	$2,737	— %	$898	$924	(3) %
Adjusted operating expenses(2)	$2,213	$2,228	(1) %	$727	$755	(4) %
Operating income	$2,774	$2,569	8%	$913	$878	4%
Adjusted operating income(2)	$3,311	$3,078	8%	$1,084	$1,047	4%
Operating margin	50%	48%	2 pts	50%	49%	1 pt
Adjusted operating margin(2)	60%	58%	2 pts	60%	58%	2 pts
Other income/(expense), net	$(1,530)	$1,020	n/a	$(1,240)	$(54)	n/a
Income tax expense/(benefit)	$186	$1,049	(82) %	$(152)	$187	(182) %
Effective tax rate	15%	29%	(14 pts)	47%	23%	24 pts
Net income/(loss) attributable to ICE	$1,021	$2,531	(60) %	$(191)	$633	(130) %
Adjusted net income attributable to ICE(2)	$2,276	$2,102	8%	$733	$711	3%
Diluted earnings/(loss) per share attributable to ICE common stockholders	$1.82	$4.48	(59) %	$(0.34)	$1.12	(130) %
Adjusted diluted earnings per share attributable to ICE common stockholders(2)	$4.06	$3.72	9%	$1.31	$1.26	4%
Cash flows from operating activities	$2,462	$2,130	16%

*Percentage changes in the table above deemed "n/a" are not meaningful.

(1) We define recurring revenues as the portion of our revenues that are generally predictable, stable, and can be expected to occur at regular intervals in the future with a relatively high degree of certainty and visibility. We define transaction revenues as those associated with a more specific point-in-time service, such as a trade execution.

(2) The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. Adjusted net income attributable to ICE and adjusted diluted earnings per share attributable to ICE common stockholders are presented net of taxes. These adjusted numbers are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Financial Measures” below.
•Revenues, less transaction-based expenses, increased $218 million and $9 million for the nine and three months ended September 30, 2022, respectively, from the comparable periods in 2021. See "-Exchanges Segment", "Fixed Income and Data Services Segment" and "Mortgage Technology Segment" below for a discussion of the significant changes in our revenues. The increase in revenues during the nine and three months ended September 30, 2022 includes $86 million and $42 million, respectively, in unfavorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable periods in 2021. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Rate Risk" below for additional information on the impact of currency fluctuations.
•Operating expenses increased $13 million and decreased $26 million for the nine and three months ended September 30, 2022, respectively, from the comparable periods in 2021. See "-Consolidated Operating Expenses" below for a discussion of the significant changes in our operating expenses. The increase in operating expenses during the nine months ended September 30, 2022 and the decrease during the three months ended September 30, 2022 includes $27 million and $13 million, respectively, in favorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable periods in 2021. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Rate Risk" below for additional information on the impact of currency fluctuations.
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

Exchanges Segment
The following presents selected statements of income data for our Exchanges segment (dollars in millions and YTD represents the nine-month periods ended September 30th):

REVENUES, LESS TRANSACTION-BASED EXPENSES
$ (Millions)
3,500
3,000
2,500
2,000
1,500
1,000
500
0
$2,842
$356
$623
$239
$266
$281
$177
$900
$3,089
$388
$651
$326
$286
$375
$179
$884
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

	Nine Months Ended September 30,			Three Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Revenues:
Energy futures and options	$884	$900	(2)%	$266	$316	(16)%
Agricultural and metals futures and options	179	177	1	57	56	1
Financial futures and options	375	281	33	122	93	30
Futures and options	1,438	1,358	6	445	465	(5)
Cash equities and equity options	2,021	1,800	12	664	554	20
OTC and other	326	239	37	121	84	45
Transaction and clearing, net	3,785	3,397	11	1,230	1,103	11
Data and connectivity services	651	623	4	219	208	6
Listings	388	356	9	128	123	3
Revenues	4,824	4,376	10	1,577	1,434	10
Transaction-based expenses(1)	1,735	1,534	13	576	475	21
Revenues, less transaction-based expenses	3,089	2,842	9	1,001	959	4
Other operating expenses	725	778	(7)	241	265	(9)
Depreciation and amortization	178	186	(4)	60	62	(2)
Acquisition-related transaction and integration costs	1	13	(92)	—	3	(103)
Operating expenses	904	977	(7)	301	330	(9)
Operating income	$2,185	$1,865	17%	$700	$629	11%

Recurring revenues	$1,039	$979	6%	$347	$331	5%
Transaction revenues, net	$2,050	$1,863	10%	$654	$628	4%
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
For the nine months ended September 30, 2022 and 2021, 19% and 16%, respectively, of our Exchanges segment revenues, less transaction-based expenses, were billed in pounds sterling or euros. For the three months ended September 30, 2022 and 2021, 19% and 18%, respectively, of our Exchanges segment revenues, less transaction-based expenses, were billed in pounds sterling or euros. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Exchanges segment revenues, less transaction-based expenses, were lower by $66 million and $33 million for the nine and three months ended September 30, 2022, from the comparable periods in 2021.
Our exchange transaction and clearing revenues are presented net of rebates. We recorded rebates of $665 million and $790 million for the nine months ended September 30, 2022 and 2021, respectively, and $201 million and $264 million for the three months ended September 30, 2022 and 2021, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. The decrease in rebates for the nine and three months ended September 30, 2022 is primarily due to lower volumes as compared to the prior year and the migration of Sterling futures rebates into the Sterling Overnight Index Average, or SONIA, and a change in the pricing and structure of SONIA products.
•Energy Futures and Options: Total energy volume decreased 1% and revenues decreased 2% for the nine months ended September 30, 2022 from the comparable period in 2021 and volume decreased 13% and revenues decreased 16% for the three months ended September 30, 2022 from the comparable period in 2021.
–Total oil futures and options volume decreased 10% and 18% for the nine and three months ended September 30, 2022, respectively, from the comparable periods in 2021, driven, in part, by lower Gasoil volumes which are impacted by the uncertainty around Russian sanctions and the conflict in Ukraine.
–Our global natural gas futures and options volume increased 18% for the nine months ended September 30, 2022 and decreased 4% for the three months ended September 30, 2022, from the comparable periods in 2021, as the first half of 2022 benefited from elevated price volatility related to geopolitical events, including the conflict in Ukraine. In the third quarter of 2022, increased volumes in our North American gas complex were offset by muted activity in our Dutch TTF natural gas complex.
–Our environmentals and other futures and options volume decreased 6% and 20% for the nine and three months ended September 30, 2022, respectively, from the comparable periods in 2021, due in part to lower power and environmental options volumes.
•Agricultural and Metals Futures and Options: Total volumes in our agricultural and metals futures and options markets increased 1% and 4% for the nine and three months ended September 30, 2022, respectively, from the comparable periods in 2021 and revenues increased 1% for both the nine and three months ended September 30, 2022, from the comparable periods in 2021. The third quarter of 2022 benefited from elevated price volatility and price inflation driving an increased need to manage risk across our commodity markets.
–Sugar futures and options volumes were flat for the nine months ended September 30, 2022 and increased 4% for the three months ended September 30, 2022, from the comparable periods in 2021.
–Other agricultural and metal futures and options volume increased 2% and 3% for the nine and three months ended September 30, 2022, respectively, from the comparable periods in 2021.
•Financial Futures and Options: Total volumes in our financial futures and options markets increased 5% and 15% for the nine and three months ended September 30, 2022, respectively, from the comparable periods in 2021 and revenues increased 33% and 30% for the nine and three months ended September 30, 2022, respectively, from the comparable periods in 2021. The nine months ended September 30, 2022 benefited from elevated volatility across global markets driven by geopolitical events, central bank activity and inflationary concerns.
–Interest rate futures and options volume increased 3% and 15% for the nine and three months ended September 30, 2022, respectively, from the comparable periods in 2021, and revenue increased 44% and 37% for the nine and three months ended September 30, 2022, respectively, from the comparable periods in 2021. Adjusting for the transition of the LIBOR-based Sterling contract to the alternative rate-based SONIA contract, which is half the notional size of the Sterling contract, interest rate volumes increased 27% and 40% for the nine and three months ended September 30, 2022, respectively from the comparable periods in 2021 driven by interest rate volatility and increased speculation of central bank activity due to inflation concerns. Interest rate futures and options revenues were $235 million and $163 million for the nine months ended September 30, 2022 and 2021, respectively, and $77 million and $55 million for the three months ended September 30, 2022 and 2021, respectively.
–Other financial futures and options volume, which includes our MSCI®, FTSE® and NYSE FANG+ equity index products, increased 16% for both the nine and three months ended September 30, 2022 from the comparable periods in 2021. Financial futures and options revenue increased 19% and 20% for the nine and three months ended September 30, 2022, respectively, from the comparable periods in 2021. The nine months ended September 30, 2022 benefited from elevated volatility across global markets driven by geopolitical events, central bank activity and inflationary concerns. Other financial futures and options revenues were $140 million and $118 million for the nine months ended September 30, 2022 and 2021, respectively and $45 million and $38 million for the three months ended September 30, 2022 and 2021, respectively.

•Cash Equities and Equity Options: Cash equities volume increased 3% and 7% for the nine and three months ended September 30, 2022, respectively, from the comparable periods in 2021 due to higher total market volumes driven by elevated volatility related to inflationary, recessionary and geopolitical concerns. Cash equities revenues, net of transaction-based expenses, were $211 million and $184 million for the nine months ended September 30, 2022 and 2021, respectively, and $64 million and $54 million for the three months ended September 30, 2022 and 2021, respectively. Equity options volume increased 10% for the nine months ended September 30, 2022, and decreased 1% for the three months ended September 30, 2022, from the comparable periods in 2021. The overall increase in equity options volume for the nine months ended September 30, 2022 was driven by increased market share. The overall decrease in equity options volume for the three months ended September 30, 2022 was primarily due to the Arca Options Pillar migration. Equity options revenues, net of transaction-based expenses, were $75 million and $82 million for the nine months ended September 30, 2022 and 2021, respectively, and $24 million and $25 million for the three months ended September 30, 2022 and 2021, respectively.
•OTC and Other: OTC and other transactions include revenues from our OTC energy business and other trade confirmation services, as well as interest income on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, exchange membership fees and agricultural grading and certification fees. Our OTC and other revenues increased 37% and 45% for the nine and three months ended September 30, 2022, respectively, from the comparable periods in 2021 primarily due to an increase in interest income on clearing margin deposits. Following the October 2021 Bakkt transaction, Bakkt revenues are no longer included within our OTC and other revenues.
•Data and Connectivity Services: Our data and connectivity services revenues increased 4% and 6% for the nine and three months ended September 30, 2022, respectively, from the comparable periods in 2021. The increase in revenue was driven by the strong retention rate of existing customers, the addition of new customers and increased purchases by existing customers.
•Listings Revenues: Through NYSE, NYSE American and NYSE Arca, we generate listings revenue related to the provision of listings services for public companies and ETFs, and related corporate actions for listed companies. Listings revenues increased 9% and 3% for the nine and three months ended September 30, 2022, respectively, from the comparable periods in 2021, driven by the full impact of strong equity capital markets activity in 2021. All listings fees are billed upfront and revenues are recognized over time as the identified performance obligations are satisfied.

Selected Operating Data
The following charts and tables present trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts and YTD represents the nine-month periods ended September 30th):

Volume and Rate per Contract

	Nine Months Ended September 30,			Three Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Number of contracts traded (in millions):
Energy futures and options	572	581	(1)%	173	200	(13)%
Agricultural and metals futures and options	77	76	1	25	24	4
Financial futures and options	504	477	5	176	152	15
Total	1,153	1,134	2%	374	376	(1)%

	Nine Months Ended September 30,			Three Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Average daily volume of contracts traded (in thousands):
Energy futures and options	3,046	3,089	(1)%	2,706	3,126	(13)%
Agricultural and metals futures and options	408	404	1	393	379	4
Financial futures and options	2,622	2,495	5	2,668	2,320	15
Total	6,076	5,988	1%	5,767	5,825	(1)%

	Nine Months Ended September 30,			Three Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Rate per contract:
Energy futures and options	$1.54	$1.55	(1)%	$1.54	$1.58	(3)%
Agricultural and metals futures and options	$2.33	$2.33	—%	$2.26	$2.33	(3)%
Financial futures and options	$0.74	$0.58	27%	$0.69	$0.61	13%

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

Open Interest

	As of September 30,
	2022	2021	Change
Open interest — in thousands of contracts:
Energy futures and options	42,853	44,625	(4)%
Agricultural and metals futures and options	3,948	4,056	(3)
Financial futures and options	26,636	32,318	(18)
Total	73,437	80,999	(9)%
The following charts and tables present selected cash and equity options trading data. All trading volume below is presented as average net daily trading volume, or ADV, and is single counted and YTD represents the nine-month periods ended September 30th:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2022	2021	Change	2022	2021	Change
NYSE cash equities (shares in millions):
Total cash handled volume	2,453	2,375	3%	2,158	2,022	7%
Total cash market share matched	19.9%	20.0%	(0.1 pts)	19.4%	20.3%	(0.9 pts)

NYSE equity options (contracts in thousands):
NYSE equity options volume	7,631	6,967	10%	7,037	7,078	(1)%
Total equity options volume	37,888	36,684	3%	36,994	35,546	4%
NYSE share of total equity options	20.1%	19.0%	1.1 pts	19.0%	19.9%	(0.9 pts)

Revenue capture or rate per contract:
Cash equities rate per contract (per 100 shares)	$0.046	$0.041	11%	$0.046	$0.042	11%
Equity options rate per contract	$0.05	$0.06	(16)%	$0.05	$0.05	1%
Handled volume represents the total number of shares of equity securities, ETFs and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
Transaction-Based Expenses
Our equities and equity options markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. Section 31 fees are recorded on a gross basis as a component of transaction and clearing fee revenue. These Section 31 fees are assessed to recover the government’s costs of supervising and regulating the securities markets and professionals and are subject to change. We, in turn, collect corresponding activity assessment fees from member organizations clearing or settling trades on the equities and options exchanges, and recognize these amounts in our transaction and clearing revenues when invoiced. The activity assessment fees are designed to equal the Section 31 fees. As a result, activity assessment fees and the corresponding Section 31 fees do not have an impact on our net income, although the timing of payment by us will vary from collections. Section 31 fees were $332 million and $204 million for the nine months ended September 30, 2022 and 2021, respectively, and $158 million and $38 million for the three months ended September 30, 2022 and 2021, respectively. The increase in Section 31 fees was primarily due to an increase in rates. The fees we collect are included in cash at the time of receipt and we remit the amounts to the SEC semi-annually as required. The total amount is included in current liabilities and was $58 million as of September 30, 2022.
We make liquidity payments to cash and options trading customers, as well as routing charges made to other exchanges which are included in transaction-based expenses. We incur routing charges when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We record routing charges on a gross basis as a component of transaction and clearing fee revenue. Cash liquidity payments, routing and clearing fees were $1.4 billion and $1.3 billion for the nine months ended September 30, 2022 and 2021, respectively, and $418 million and $437 million for the three months ended September 30, 2022 and 2021, respectively.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Exchanges segment's operating expenses, operating income and operating margin (dollars in millions). See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Exchanges Segment:	Nine Months Ended September 30,			Three Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Operating expenses	$904	$977	(7)%	$301	$330	(9)%
Adjusted operating expenses(1)	$854	$909	(6)%	$284	$309	(8)%
Operating income	$2,185	$1,865	17%	$700	$629	11%
Adjusted operating income(1)	$2,235	$1,933	16%	$717	$650	10%
Operating margin	71%	66%	5 pts	70%	66%	4 pts
Adjusted operating margin(1)	72%	68%	4 pts	72%	68%	4 pts

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

	Nine Months Ended September 30,			Three Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Revenues:
Fixed income execution	$66	$39	69%	$26	$12	121%
CDS clearing	226	144	57	88	51	72
Fixed income data and analytics	824	804	2	273	272	—
Fixed income and credit	1,116	987	13	387	335	15
Other data and network services	439	416	6	147	142	4
Revenues	1,555	1,403	11	534	477	12
Other operating expenses	766	752	2	250	252	(1)
Depreciation and amortization	262	257	2	86	85	1
Acquisition-related transaction and integration costs	1	1	45	1	1	(43)
Operating expenses	1,029	1,010	2	337	338	—
Operating income	$526	$393	34%	$197	$139	42%

Recurring revenues	$1,263	$1,220	3%	$420	$414	1%
Transaction revenues	$292	$183	59%	$114	$63	81%
In the table above, we consider fixed income data and analytics revenues and other data and network services revenues to be recurring revenues.
For the nine months ended September 30, 2022 and 2021, 12% and 14%, respectively, of our Fixed Income and Data Services segment revenues were billed in pounds sterling or euros and for the three months ended September 30, 2022 and 2021, 10% and 13%, respectively, of our Fixed Income and Data Services segment revenues were billed in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues denominated in foreign currencies changes accordingly. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Fixed Income and Data Services revenues were lower by $20 million and $9 million for the nine and three months ended September 30, 2022, respectively, than the comparable periods in 2021.
Fixed Income and Data Services Revenues
Our Fixed Income and Data Services revenues increased 11% and 12% for the nine and three months ended September 30, 2022, respectively, from the comparable periods in 2021. The increase in revenue was primarily due to strength in our fixed income execution and CDS clearing businesses due to elevated volatility across global markets driven by geopolitical events, central bank activity and inflationary concerns as well as increased market share.
•Fixed Income Execution: Fixed income execution includes revenues from ICE Bonds. Execution fees are reported net of rebates, which were nominal for both the nine and three months ended September 30, 2022 and 2021. Our fixed income execution revenues increased 69% and 121% for the nine and three months ended September 30, 2022, respectively, from the comparable periods in 2021, due to elevated volatility across global markets driven by geopolitical events, central bank activity and inflationary concerns.
•CDS Clearing: CDS clearing revenues increased 57% and 72% for the nine and three months ended September 30, 2022, respectively, from the comparable periods in 2021. The notional value of CDS cleared was $19.7 trillion and $12.6 trillion for the nine months ended September 30, 2022 and 2021, respectively, and $6.1 trillion and $4.5 trillion for the three months ended September 30, 2022 and 2021, respectively. The increases in the notional value of CDS cleared were primarily driven by heightened volatility related to geopolitical events and inflationary concerns.
•Fixed Income Data and Analytics: Our fixed income data and analytics revenues increased 2% for the nine months ended September 30, 2022 and were flat for the three months ended September 30, 2022 from the comparable periods in 2021. The increase in revenue for the nine months ended September 30, 2022 was due to strength in our index business in the first half of 2022 and continued growth in our pricing and reference data business driven by the strong retention rate of existing customers, the addition of new customers and increased purchases by existing customers. This was partially offset by unfavorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable periods in 2021.

•Other Data and Network Services: Our other data and network services revenues increased 6% and 4% for the nine and three months ended September 30, 2022, respectively, from the comparable periods in 2021. The increase in revenues was driven primarily by growth in our ICE Global Network offering, coupled with strength in our consolidated feeds and stronger desktop revenues.
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
As of September 30, 2022, ASV was $1.643 billion, which increased 1.1% compared to the ASV as of September 30, 2021. ASV represents nearly 100% of total data services revenues for this segment. This does not adjust for year-over-year foreign exchange fluctuations.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Fixed Income and Data Services segment's operating expenses, operating income and operating margin (dollars in millions). See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Fixed Income and Data Services Segment:	Nine Months Ended September 30,			Three Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Operating expenses	$1,029	$1,010	2%	$337	$338	—%
Adjusted operating expenses(1)	$892	$874	2%	$293	$293	—%
Operating income	$526	$393	34%	$197	$139	42%
Adjusted operating income(1)	$663	$529	25%	$241	$184	31%
Operating margin	34%	28%	6 pts	37%	29%	8 pts
Adjusted operating margin(1)	43%	38%	5 pts	45%	39%	6 pts

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
$ (Millions)
1,200
1,000
800
600
400
200
0
$1,061
$39
$55
$227
$740
$880
$41
$66
$187
$586
YTD 2021
YTD 2022
Other
Data and analytics
Closing solutions
Origination technology

(1) The adjusted figures in the charts above are calculated by excluding items that are not reflective of our cash operations and core business performance. As a result, these adjusted numbers are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Financial Measures” below.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Revenues:
Origination technology	586	740	(21)%	187	245	(24)%
Closing solutions	187	227	(17)	53	88	(39)
Data and analytics	66	55	22	22	19	22
Other	41	39	2	14	14	(8)
Revenues	880	1,061	(17)	276	366	(25)
Other operating expenses	410	406	1	130	140	(6)
Depreciation and amortization	328	316	4	112	106	5
Acquisition-related transaction and integration costs	79	28	182	18	10	67
Operating expenses	817	750	9	260	256	2
Operating income	$63	$311	(80)%	$16	$110	(86)%

Recurring revenues	$479	$404	19%	$163	$143	14%
Transaction revenues	$401	$657	(39)%	$113	$223	(49)%
In the table above, we consider subscription fee and certain other revenues to be recurring revenues. Each revenue classification, above, contains a mix of recurring and transaction revenues, based on the various service offerings described in more detail, below.
Mortgage Technology Revenues
Our mortgage technology revenues are derived from our comprehensive, end-to-end U.S. residential mortgage platform. Our mortgage technology business is intended to enable greater workflow efficiency for customers focused on originating U.S. residential mortgage loans. Mortgage technology revenues decreased $181 million and $90 million for the nine and three months ended September 30, 2022 from the comparable periods in 2021 due to lower mortgage origination volumes driven by rising interest rates. See Note 6 of our consolidated financial statements in this Quarterly Report where discussed further.
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
•Closing solutions: Our closing solutions connect key participants, such as lenders, title and settlement agents and individual county recorders, to digitize the closing and recording process. Closing solutions also include revenues from our Mortgage Electronic Registrations Systems, Inc., or MERS database, which provides a system of record for recording and tracking changes and servicing rights and beneficial ownership interests in loans secured by U.S. residential real estate. Revenues from closing solutions are largely transaction-based and are based on volume of loan closings.
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

Mortgage Technology Segment:	Nine Months Ended September 30,			Three Months Ended September 30,
	2022	2021	Change*	2022	2021	Change
Operating expenses	$817	$750	9%	$260	$256	2%
Adjusted operating expenses(1)	$467	$445	5%	$150	$153	(2)%
Operating income	$63	$311	(80)%	$16	$110	(86)%
Adjusted operating income(1)	$413	$616	(33)%	$126	$213	(41)%
Operating margin	7%	29%	(22 pts)	6%	30%	(24 pts)
Adjusted operating margin(1)	47%	58%	(11 pts)	46%	58%	(12 pts)

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
The following presents our consolidated operating expenses (dollars in millions and YTD represents the nine-month periods ended September 30th):

CONSOLIDATED OPERATING EXPENSES
3,000
2,500
2,000
1,500
1,000
500
0
$ (Millions)
$2,737
$2,750
$759
$768
$719
$742
$166
$182
$1,093
$1,058
YTD 2021
YTD 2022
Depreciation and amortization
Technology and communication, rent and occupancy, and selling, general and administrative
Professional services and acquisition-related transaction and integration costs
Compensation and benefits

	Nine Months Ended September 30,			Three Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Compensation and benefits	$1,058	$1,093	(3)%	$344	$374	(8)%
Professional services	101	124	(19)	32	43	(27)
Acquisition-related transaction and integration costs	81	42	93	19	14	38
Technology and communication	513	495	4	169	168	1
Rent and occupancy	63	61	2	22	20	5
Selling, general and administrative	166	163	2	54	52	6
Depreciation and amortization	768	759	1	258	253	2
Total operating expenses	$2,750	$2,737	—%	$898	$924	(3)%
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
For both the nine and three months ended September 30, 2022 and 2021, 10% of our operating expenses were billed in pounds sterling or euros, and for the three months ended September 30, 2022 and 2021, 9% and 10%, respectively, of our operating expenses were billed in pounds sterling or euros. Due to fluctuations in the U.S. dollar compared to the pound sterling and euro, our consolidated operating expenses were $27 million and $13 million lower during the nine and three months ended September 30, 2022, respectively, than in the comparable periods in 2021. See Item 3 “— Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” below for additional information.
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

	Nine Months Ended September 30,			Three Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Employee headcount	8,935	9,381	(5)%
Stock-based compensation expenses	$110	$112	—%	$37	$39	(6)%

Headcount decreased primarily due to a reduction of 608 Bakkt employees following its deconsolidation, partially offset by 274 additional employees hired in India.
Compensation and benefits expense decreased $35 million for the nine months ended September 30, 2022 from the comparable period in 2021, primarily due to $51 million in expenses related to Bakkt during the nine months ended September 30, 2021, prior to deconsolidation. This was partially offset by a $14 million increase for the nine months ended September 30, 2022, from the comparable period in 2021, related to additional headcount, increased commissions, merit pay increases, and higher employee insurance costs. The stock-based compensation expenses in the table above relate to employee stock option and restricted stock awards and exclude stock-based compensation related to acquisition-related transaction and integration costs.
Compensation and benefits expense decreased $30 million for the three months ended September 30, 2022, primarily due to $20 million in expenses related to Bakkt during the three months ended September 30, 2021, prior to deconsolidation.
Professional Services Expenses
Professional services expense includes fees for consulting services received on strategic and technology initiatives, temporary labor, as well as regulatory, legal and accounting fees, and may fluctuate as a result of changes in our use of these services in our business.
Professional services expenses decreased $23 million and $11 million for the nine and three months ended September 30, 2022, respectively, from the comparable periods in 2021, primarily due to $11 million and $6 million in decreased legal fees for the nine and three months ended September 30, 2022, respectively, as well as $13 million and $6 million of expenses incurred at Bakkt during the nine and three months ended September 30, 2021, respectively, prior to deconsolidation.
Acquisition-Related Transaction and Integration Costs
We incurred $81 million and $19 million in acquisition-related transaction and integration costs during the nine and three months ended September 30, 2022, primarily due to legal and consulting expenses related to our pending acquisition of Black Knight and our integration of Ellie Mae, Inc., or Ellie Mae. We incurred $42 million and $14 million in acquisition-related transaction costs for the nine and three months ended September 30, 2021, primarily related to our integration of Ellie Mae and the Bakkt transaction.
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
Technology and communications expenses increased $18 million for the nine months ended September 30, 2022 from the comparable period in 2021, primarily due to $17 million in increased hardware and software support costs, $15 million in increased hosting costs and $7 million in increased data services costs, partially offset by an $11 million decrease in license expense and $10 million in expenses during the nine months ended September 30, 2021 related to Bakkt prior to deconsolidation.
Technology and communications expenses increased $1 million for the three months ended September 30, 2022 from the comparable period in 2021, primarily due to increased hardware and software support costs, hosting costs and data services costs, partially offset by a decrease in license expense and $3 million in expenses during the three months ended September 30, 2021 related to Bakkt prior to deconsolidation.
Rent and Occupancy Expenses
Rent and occupancy expense relates to leased and owned property and includes rent, maintenance, real estate taxes, utilities and other related costs. We have significant operations located in the U.S., U.K., and India, with smaller offices located throughout the world.
Rent and occupancy expenses increased $2 million for both the nine and three months ended September 30, 2022 from the comparable periods in 2021, primarily due to increased occupancy costs for the nine and three months ended September 30, 2022. During the nine and three months ended September 30, 2021, we incurred $2 million and $1 million in expenses related to Bakkt prior to deconsolidation.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include marketing, advertising, public relations, insurance, bank service charges, dues and subscriptions, travel and entertainment, non-income taxes and other general and administrative costs.
Selling, general and administrative expenses increased $3 million for the nine months ended September 30, 2022 from the comparable period in 2021 primarily due to $11 million in increased marketing expenses and $13 million in increased travel and entertainment expenses. This was partially offset by $19 million in expenses related to Bakkt during the nine months ended September 30, 2021 prior to deconsolidation.
Selling, general and administrative expenses increased $2 million for the three months ended September 30, 2022, from the comparable period in 2021, primarily due to increased travel and entertainment expense, dues and subscriptions and taxes and fees. This was partially offset by expenses related to Bakkt during the three months ended September 30, 2021, prior to deconsolidation.
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
We recorded amortization expenses on intangible assets acquired as part of our acquisitions, as well as on other intangible assets, of $459 million and $470 million for the nine months ended September 30, 2022 and 2021, respectively, and $153 million and $156 million for the three months ended September 30, 2022 and 2021, respectively.
We recorded depreciation expenses on our fixed assets of $309 million and $289 million for the nine months ended September 30, 2022 and 2021, respectively, and $105 million and $97 million for the three months ended September 30, 2022 and 2021, respectively.

Consolidated Non-Operating Income/(Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following tables present our non-operating income/(expenses) (dollars in millions):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2022	2021	Change*	2022	2021	Change*
Other income/(expense):
Interest income	$42	$—	n/a	$33	$—	n/a
Interest expense	(440)	(321)	37	(176)	(108)	62
Other income/(expense), net	(1,132)	1,341	n/a	(1,097)	54	n/a
Total other income/(expense), net	$(1,530)	$1,020	n/a	$(1,240)	$(54)	n/a
Net income attributable to non-controlling interest	$(37)	$(9)	300%	$(16)	$(4)	284%
*Percentage changes in the table above deemed "n/a" are not meaningful.
Interest Income
We recognized interest income of $42 million and $33 million during the nine and three months ended September 30, 2022, respectively. Interest income for the nine and three months ended September 30, 2022 primarily represents interest income on our short-term investments, including $30 million and $25 million in interest income recorded during the nine and three months ended September 30, 2022, respectively, in connection with the short-term investments related to the $4.9 billion of the SMR Notes for the Black Knight acquisition.
Interest Expense
We recognized interest expense of $440 million and $321 million during the nine months ended September 30, 2022 and 2021, respectively, and $176 million and $108 million during the three months ended September 30, 2022 and 2021, respectively. Interest expense for the nine and three months ended September 30, 2022 primarily represents interest expense on our outstanding debt. We recognized $79 million and $56 million during the nine and three months ended September 30, 2022, respectively, in interest expense on the Black Knight acquisition-related-debt, and during the nine months ended September 30, 2022, we recognized $30 million in costs associated with the extinguishment and re-financing of our existing debt in connection with our May 2022 debt refinancing. See “- Debt” below.
Other Income/(Expense), net
Our equity method investments include OCC and Bakkt, among others. We recognized ($1.1 billion) and $42 million during the nine months ended September 30, 2022 and 2021, respectively, and ($1.1 billion) and $8 million during the three months ended September 30, 2022 and 2021, respectively, of our share of estimated equity method investment (losses)/profits, net, which is included in other income. The estimated losses during the nine and three months ended September 30, 2022 are primarily related to our investment in Bakkt, and the estimated profits during the nine and three months ended September 30, 2021 are related to our investment in OCC. Both the nine month periods ended September 30, 2022 and 2021 include adjustments to reflect the difference between reported prior period actual results from our original estimates.
As of September 30, 2022, after recording our share of Bakkt's equity method losses, which included Bakkt's impairment charge, the carrying value was determined to be $439 million. Based on our review, we determined that the decline in fair value was other than temporary in nature. Therefore, we recorded an impairment charge of $40 million on our investment in Bakkt to its fair value as of September 30, 2022 as other expense. (see Notes 3 and 4 to our consolidated financial statements included elsewhere in this Quarterly Report).
During the nine months ended September 30, 2021, Coinbase completed an IPO and we sold our investment in Coinbase for $1.24 billion, and recorded a gain of $1.23 billion as other income.
During the nine months ended September 30, 2021, we recorded a gain of $7 million related to the settlement of an acquisition-related indemnification claim from a prior acquisition as other income.
During the nine months ended September 30, 2022, we recorded a $9 million accrual and during the nine and three months ended September 30, 2021, we recorded a $16 million accrual for legal settlements, which are included in other expense.
We completed the sale of our Euroclear stake on May 20, 2022. The carrying value of our investment was $700 million at the time of the sale. We recorded a net gain of $41 million on the sale, which is included in other income during the nine months ended September 30, 2022. We did not receive a Euroclear dividend during the nine months ended September 30, 2022 prior to the May 2022 sale of our investment. We recognized dividend income of $60 million and $30 million on our Euroclear investment during the nine and three months ended September 30, 2021, respectively, which is included in other income. In addition, during the three months ended September 30, 2021 we became aware of an observable price change in orderly transactions of similar Euroclear investments by a third party. The transactions resulted in a fair value adjustment of our Euroclear investment, and we recorded a gain of $34 million in other income, including the impact of foreign currency exchange.
We incurred foreign currency transaction losses of $9 million and $11 million for the nine months ended September 30, 2022 and 2021, respectively, and $2 million for the three months ended September 30, 2021, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. We did not incur any significant foreign currency transaction gains/(losses) during the three months ended September 30, 2022. Foreign currency transaction gains/(losses) are recorded in other income/(expense), net, when the settlement of foreign currency assets, liabilities and payables occur in non-functional currencies and there is an increase or decrease in the period-end foreign currency exchange rates between periods. See Item 3 “- Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” included elsewhere in this Quarterly Report for more information on these items.
Non-controlling Interest
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests. As of September 30, 2022, our non-controlling interests included those related to the non-ICE limited partners' 26.7% ownership interest in our CDS clearing subsidiaries, and non-controlling interests in ICE Futures Abu Dhabi. Prior to completion of the Bakkt transaction on October 15, 2021, our non-controlling interest also included the redeemable non-controlling interest of the non-ICE partners in Bakkt.
Consolidated Income Tax Provision
Consolidated income tax expense was $186 million and $1.0 billion for the nine months ended September 30, 2022 and 2021, respectively, and a $152 million tax benefit and a $187 million tax expense for the three months ended September 30, 2022 and 2021, respectively. The change in consolidated income tax expense between periods is primarily due to the tax impact of changes in our pre-tax income and the changes in our effective tax rate each period. The $152 million tax benefit for the three months ended September 30, 2022 is primarily due to the deferred tax benefit associated with the impairment to our equity method investment in Bakkt more than offsetting the income tax expense on third quarter pre-tax income before the impairment. Our effective tax rate was 15% and 29% for the nine months ended September 30, 2022 and 2021, respectively, and 47% and 23% during the three months ended September 30, 2022 and 2021, respectively.
The effective tax rate for the nine months ended September 30, 2022 was lower than the effective tax rate for the comparable period in 2021 primarily due to the deferred income tax benefit associated with the impairment of our equity method investment in Bakkt in the current year period and the deferred income tax expense from U.K. tax law changes in the prior year period. During the nine months ended September 30, 2021, the U.K. Finance Act 2021 was enacted, which increased the U.K. corporate income tax rate from 19% to 25%, effective April 1, 2023.
The effective tax rate for the three months ended September 30, 2022 was higher than the effective tax rate for the comparable period in 2021 primarily due to the deferred tax benefit associated with the impairment of our equity method investment in Bakkt.

Liquidity and Capital Resources
Below are charts that reflect our outstanding debt and capital allocation. The acquisition and integration costs in the chart below include cash paid for acquisitions, net of cash received for divestitures, cash paid for equity and equity method investments, cash paid for non-controlling interest and redeemable non-controlling interest, and acquisition-related transaction and integration costs in each period (YTD represents the nine-month periods ended September 30th).
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
Consolidated cash and cash equivalents were $1.2 billion and $607 million as of September 30, 2022 and December 31, 2021, respectively. We had $6.4 billion and $1.4 billion in short-term and long-term restricted cash and cash equivalents as of September 30, 2022 and December 31, 2021, respectively, the increase of which is related to the restricted $4.9 billion net proceeds from the SMR Notes intended to be used to finance the Black Knight acquisition. We had $156.8 billion and $145.9 billion of cash and cash equivalent margin deposits and guaranty funds as of September 30, 2022 and December 31, 2021, respectively.
As of September 30, 2022, the amount of unrestricted cash held by our non-U.S. subsidiaries was $430 million. Due to U.S. tax reform, the majority of our foreign earnings since January 1, 2018 have been subject to immediate U.S. income taxation, and the existing non-U.S. unrestricted cash balance can be distributed to the U.S. in the future with no material additional income tax consequences.
Our cash and cash equivalents and financial investments are managed as a global treasury portfolio of non-speculative financial instruments that are readily convertible into cash, such as overnight deposits, term deposits, money market funds, mutual funds for treasury investments, short duration fixed income investments and other money market instruments, thus ensuring high liquidity of financial assets. We may invest a portion of our cash in excess of short-term operating needs in investment-grade marketable debt securities, including government or government-sponsored agencies and corporate debt securities. As of September 30, 2022, we held $4 million of unrestricted cash that was set aside for legal, regulatory, and surveillance operations at NYSE.
Cash Flow
The following table presents the major components of net changes in cash and cash equivalents, and restricted cash and cash equivalents (in millions):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by/(used in):
Operating activities	$2,462	$2,130
Investing activities	(2,361)	1,325
Financing activities	16,373	21,166
Effect of exchange rate changes	(41)	(4)
Net increase in cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	$16,433	$24,617
Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain items, including depreciation and amortization, deferred taxes, stock based compensation and the effects of changes in working capital.
The $332 million increase in net cash provided by operating activities during the nine months ended September 30, 2022 from the comparable period in 2021 was driven by an increase in net income adjusted for the gain on our sale of our Coinbase investment during the nine months ended September 30, 2021 and a gain on the sale of our Euroclear investment during the nine months ended September 30, 2022, as well as $1.1 billion in net losses from unconsolidated investees and an impairment loss of $40 million on our investment in Bakkt. The remaining fluctuations are due to changes in our working capital and the timing of various payments such as an increase in Section 31 fees payable of $194 million.
Investing Activities
Consolidated net cash used in investing activities for the nine months ended September 30, 2022 primarily relates to $6.9 billion of purchases of invested margin deposits, $125 million of capital expenditures and $200 million of capitalized software development costs, partially offset by $4.3 billion in proceeds from the sale of invested margin deposits and $741 million in proceeds from the sale of our Euroclear investment.

Consolidated net cash provided by investing activities for the nine months ended September 30, 2021 primarily relates to $1.2 billion of proceeds from the sale of our Coinbase investment and $3.3 billion of proceeds from sales of invested margin deposits, partially offset by $2.8 billion purchases of invested margin deposits, $117 million of capital expenditures and $211 million of capitalized software development costs.
The capital expenditures primarily relate to hardware and software purchases to continue the development and expansion of our electronic platforms, data services and clearing houses, and leasehold improvements. The software development expenditures primarily relate to the development and expansion of our electronic trading platforms, data services, mortgage services and clearing houses.
Financing Activities
Consolidated net cash provided by financing activities for the nine months ended September 30, 2022 primarily relates to an increase in our cash and cash equivalent margin deposits and guaranty fund balances of $13.5 billion due to increased volatility and $7.9 billion in net proceeds from our debt facilities, partially offset by $2.7 billion repayments of debt facilities, $1.0 billion in net repayments under our Commercial Paper Program, $632 million in repurchases of our common stock, $640 million in dividend payments to stockholders and $72 million in cash payments related to treasury shares received for restricted stock tax payments and stock option exercises.
Consolidated net cash provided by financing activities for the nine months ended September 30, 2021 primarily relates to an increase in our cash and cash equivalent margin deposits and guaranty fund balances of $24.1 billion, partially offset by $1.2 billion in repayments of debt facilities, $1.1 billion in net repayments under our Commercial Paper Program, $561 million in dividend payments to stockholders and $69 million in cash payments related to treasury shares received for restricted stock tax payments and stock option exercises.
We have adjusted our historical presentation of opening and ending amounts of cash and cash equivalents, and restricted cash and cash equivalents in our consolidated statements of cash flows to include cash and cash equivalent margin deposits and guaranty funds. Changes in these balances are reflected as cash provided by financing activities.
Debt
As of September 30, 2022, we had $18.1 billion in outstanding debt, all of which relates to our senior notes. We also have $7 million under credit lines at our ICE India subsidiaries. As of September 30, 2022, our senior notes of $18.1 billion had a weighted average maturity of 17 years and a weighted average cost of 3.6% per annum. There were no amounts outstanding under our Commercial Paper Program as of September 30, 2022. As of December 31, 2021, we had $13.9 billion in outstanding debt, consisting of $12.9 billion of senior notes, $1.0 billion under our Commercial Paper Program and $10 million under credit lines at our ICE India subsidiaries. As of December 31, 2021, our senior notes of $12.9 billion had a weighted average maturity of 15 years and a weighted average cost of 2.9% per annum. The commercial paper notes had original maturities ranging from three to 73 days as of December 31, 2021, with a weighted average interest rate of 0.33% per annum, and a weighted average remaining maturity of 26 days.
We have a $3.9 billion senior unsecured revolving credit facility, or the Credit Facility, with a maturity date of May 25, 2027 pursuant to a credit agreement with Wells Fargo Bank, N.A., as primary administrative agent, issuing lender and swing-line lender, Bank of America, N.A., as syndication agent, backup administrative agent and swing-line lender, and the lenders party thereto. As of September 30, 2022, of the $3.9 billion that was available for borrowing under the Credit Facility, $170 million was required to support certain broker-dealer and other subsidiary commitments. The remaining $3.7 billion was available for working capital and general corporate purposes including, but not limited to, acting as a backstop to future increases in the amounts outstanding under the Commercial Paper Program.
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
•$1.5 billion in aggregate principal amount of 4.95% senior notes due in 2052, or the 2052 Notes; and
•$1.0 billion in aggregate principal amount of 5.20% senior notes due in 2062, or the 2062 Notes, collectively, the Notes.

We intend to use the net proceeds of $4.9 billion from the offering of the 2025 Notes, the 2027 Notes, the 2029 Notes and the 2062 Notes, or collectively, the SMR Notes, together with the issuance of commercial paper and/or borrowings under the Credit Facility, cash on hand or other immediately available funds and borrowings under the Term Loan, to finance the cash portion of the purchase price for Black Knight. The SMR Notes are subject to a special mandatory redemption feature pursuant to which we will be required to redeem all of the outstanding SMR Notes at a redemption price equal to 101% of the aggregate principal amount of the SMR Notes, plus accrued and unpaid interest, in the event that the Black Knight acquisition is not consummated on or prior to May 4, 2023 (subject to two automatic extensions of three months each, to August 4, 2023 and to November 4, 2023, respectively, if U.S. antitrust clearance or a related law, injunction, order or other judgment, in each case whether temporary, preliminary or permanent, that restrains, enjoins or otherwise prohibits the consummation of the Black Knight merger remains outstanding and all other conditions to closing are satisfied (or in the case of conditions that by their terms are to be satisfied at the closing, are capable of being satisfied if the closing were to occur on such date) at each extension date), or if the Black Knight merger agreement is terminated at any time prior to such date. The $4.9 billion net proceeds from the SMR Notes are separately invested and recorded as short-term restricted cash and cash equivalents in our consolidated balance sheet as of September 30, 2022.
We used the $3.0 billion of net proceeds from the offering of the 2033 Notes and the 2052 Notes to redeem $2.7 billion aggregate principal amount of four series of senior notes that would have matured in 2022 and 2023. The balance of the net proceeds was used for general corporate purposes, which included paying down a portion of the amounts outstanding under our Commercial Paper Program. We recorded $30 million in costs associated with the extinguishment and re-financing of our existing debt in connection with our May 2022 debt refinancing. These costs are included in interest expense in our consolidated statements of income for the nine months ended September 30, 2022. For additional information regarding this transaction, refer to Note 3 to our consolidated unaudited financial statements, included in this Quarterly Report.
On May 4, 2022, we entered into a 364-day senior unsecured bridge facility in an aggregate principal amount not to exceed $14.0 billion, or the Bridge Facility. The commitments that the Company obtained for the Bridge Facility were permanently reduced from $14.0 billion and there were no amounts outstanding as of September 30, 2022 as a result of (i) the amendment and extension of the Credit Facility, (ii) the issuance by the Company of certain senior unsecured notes on May 23, 2022, (iii) Euroclear divestment proceeds, (iv) the generation of cash internally by the Company, and (v) the effectiveness of our term loan facility.
On May 25, 2022, we entered into a $2.4 billion two-year senior unsecured delayed draw term loan facility, or the Term Loan. Draws under the Term Loan bear interest on the principal amount outstanding at either (a) Term SOFR plus an applicable margin plus a credit spread adjustment of 10 basis points or (b) a "base rate" plus an applicable margin. The applicable margin ranges from 0.625% to 1.125% for Term SOFR loans and from 0.000% to 0.125% for base rate loans, in each case, based on a ratings-based pricing grid. The proceeds from borrowings under the Term Loan will be used to fund a portion of the purchase price for the Black Knight acquisition. We have the option to prepay outstanding amounts under the Term Loan in whole or in part at any time. No amounts were outstanding under the Term Loan as of September 30, 2022.
Our Commercial Paper Program enables us to borrow efficiently at reasonable short-term interest rates and provides us with the flexibility to de-lever using our strong annual cash flows from operating activities whenever our leverage becomes elevated as a result of investment or acquisition activities. We had net paydowns of $1.0 billion under our Commercial Paper Program during the nine months ended September 30, 2022 and did not have any notes outstanding under our Commercial Paper Program as of September 30, 2022.
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
For the nine months ended September 30, 2022, we repurchased 5.0 million shares of our outstanding common stock at a cost of $632 million, including 4.6 million shares at a cost of $582 million under our Rule 10b5-1 trading plan and

0.4 million shares at a cost of $50 million on the open market during an open trading period. For the nine months ended September 30, 2021, we did not repurchase any of our outstanding common stock. Shares repurchased are held in treasury stock.
The remaining balance of Board approved funds for future repurchases as of September 30, 2022 is $2.5 billion. In connection with our pending acquisition of Black Knight, on May 4, 2022 we terminated our Rule 10b5-1 trading plan and suspended share repurchases. The approval of our Board for stock repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our Board may increase or decrease the amount available for repurchases from time to time.
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
During the three months ended September 30, 2022, we paid a quarterly dividend of $0.38 per share of our common stock for an aggregate payout of $213 million, which includes the payment of dividend equivalents on unvested employee restricted stock units.
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
As of September 30, 2022, we had $2.5 billion authorized for future repurchases of our common stock. Refer to Note 10 to our consolidated financial statements included in this Quarterly Report for additional details on our stock repurchase program.
Our Board has adopted a quarterly dividend policy providing that dividends will be approved quarterly by the Board or the Audit Committee taking into account factors such as our evolving business model, prevailing business conditions, our current and future planned strategic growth initiatives and our financial results and capital requirements, without a predetermined net income payout ratio. On November 3, 2022, we announced a $0.38 per share dividend for the fourth quarter of 2022 with the dividend payable on December 30, 2022 to stockholders of record as of December 15, 2022.
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

	Exchanges Segment		Fixed Income and Data Services Segment		Mortgage Technology Segment		Consolidated
	Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Total revenues, less transaction-based expenses	$3,089	$2,842	$1,555	$1,403	$880	$1,061	$5,524	$5,306
Operating expenses	904	977	1,029	1,010	817	750	2,750	2,737
Less: Amortization of acquisition-related intangibles	50	56	137	136	271	277	458	469
Less: Transaction and integration costs	—	12	—	—	79	28	79	40
Adjusted operating expenses	$854	$909	$892	$874	$467	$445	$2,213	$2,228
Operating income	$2,185	$1,865	$526	$393	$63	$311	$2,774	$2,569
Adjusted operating income	$2,235	$1,933	$663	$529	$413	$616	$3,311	$3,078
Operating margin	71%	66%	34%	28%	7%	29%	50%	48%
Adjusted operating margin	72%	68%	43%	38%	47%	58%	60%	58%

Net income attributable to ICE common stockholders							$1,021	$2,531
Add: Amortization of acquisition-related intangibles							458	469
Add: Transaction and integration costs							79	40
Add: Accelerated unamortized costs related to the early payoff of the June 2023 floating rate senior notes							—	4
Add: Impairment on Bakkt equity method investment							40	—
Add: Accrual relating to legal settlement							9	16
Add: Net interest expense on pre-acquisition-related debt							49	—
Add: Extinguishment of 2022 and 2023 Senior Notes							30	—
Less: Gain on sale and fair value adjustment of Euroclear equity investment and dividends received							(41)	(94)
Less: Gain on sale of Coinbase equity investment							—	(1,227)
Less: Gain related to the settlement of an acquisition-related indemnification claim							—	(7)
Add/(Less): Net losses/(income) from unconsolidated investees							1,112	(42)
Add/(Less): Income tax effect for the above items							(478)	216
Add/(Less): Deferred tax adjustments on acquisition-related intangibles							(3)	196
Adjusted net income attributable to ICE common stockholders							$2,276	$2,102
Basic earnings per share attributable to ICE common stockholders							$1.83	$4.50
Diluted earnings per share attributable to ICE common stockholders							$1.82	$4.48
Adjusted basic earnings per share attributable to ICE common stockholders							$4.07	$3.74
Adjusted diluted earnings per share attributable to ICE common stockholders							$4.06	$3.72
Basic weighted average common shares outstanding							559	563
Diluted weighted average common shares outstanding							561	565

	Exchanges Segment		Fixed Income and Data Services Segment		Mortgage Technology Segment		Consolidated
	Three Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Total revenues, less transaction-based expenses	$1,001	$959	$534	$477	$276	$366	$1,811	$1,802
Operating expenses	301	330	337	338	260	256	898	924
Less: Amortization of acquisition-related intangibles	17	19	44	45	91	92	152	156
Less: Transaction and integration costs	—	2	—	—	19	11	19	13
Adjusted operating expenses	$284	$309	$293	$293	$150	$153	$727	$755
Operating income	$700	$629	$197	$139	$16	$110	$913	$878
Adjusted operating income	$717	$650	$241	$184	$126	$213	$1,084	$1,047
Operating margin	70%	66%	37%	29%	6%	30%	50%	49%
Adjusted operating margin	72%	68%	45%	39%	46%	58%	60%	58%

Net income/(loss) attributable to ICE common stockholders							$(191)	$633
Add: Amortization of acquisition-related intangibles							152	156
Add: Transaction and integration costs							19	13
Add: Accrual relating to legal settlement							—	16
Add: Net interest expense on pre-acquisition-related debt							31	—
Add: Accelerated unamortized costs related to the early payoff of the June 2023 floating rate senior notes							—	4
Add: Impairment on Bakkt equity method investment							40	—
Less: Gain on sale and fair value adjustment of Euroclear equity investment and dividends received							—	(64)
Add/(Less): Net losses/(income) from unconsolidated investees							1,055	(8)
Less: Income tax effect for the above items							(355)	(38)
Less: Deferred tax adjustments on acquisition-related intangibles							(18)	(1)
Adjusted net income attributable to ICE common stockholders							$733	$711
Basic earnings/(loss) per share attributable to ICE common stockholders							$(0.34)	$1.12
Diluted earnings/(loss) per share attributable to ICE common stockholders							$(0.34)	$1.12
Adjusted basic earnings per share attributable to ICE common stockholders							$1.31	$1.26
Adjusted diluted earnings per share attributable to ICE common stockholders							$1.31	$1.26
Basic weighted average common shares outstanding							558	563
Diluted weighted average common shares outstanding							560	566
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
During the nine months ended September 30, 2022, we included an accrual related to a legal settlement as a non-GAAP adjustment, and during the nine months ended September 30, 2021, we adjust for a gain related to the settlement of an acquisition-related indemnification claim from a prior acquisition. We do not consider events of this type to be reflective of our core business operations.
During the nine months ended September 30, 2022, we exclude the $30 million of costs associated with the May and June 2022 extinguishment of four series of senior notes that would have matured in 2022 and 2023 using proceeds from our May 2022 issuance of new senior notes as a non-GAAP adjustment. We also exclude $79 million of interest expense on pre-acquisition-related debt from our May 2022 debt refinancing related to the pending Black Knight acquisition. This adjustment is net of $30 million of interest income earned on investments from the pre-acquisition debt proceeds. We do not consider these to be part of our normal operations.
The acceleration of unamortized costs related to the early payoff of the June 2023 floating rate senior notes is included as a non-GAAP adjustment during the three months ended September 30, 2021 as it relates to the early redemption of our June 2023 floating rate senior notes. We do not consider these adjustments to be reflective of our normal operations.

As of September 30, 2022 the carrying value of our Bakkt investment was $439 million and exceeded its fair value by $40 million. Due to the decline in fair value, we were required to determine if this decline was other than temporary. Based on our review, we determined that the decline in fair value was other than temporary in nature. During the three months ended September 30, 2022, we recorded an impairment charge on our investment in Bakkt of $40 million as other expense. This investment is not considered to be a part of our core business operations. See Note 4 of our consolidated financial statements in this Quarterly Report where discussed further.

During the nine months ended September 30, 2022, we exclude the $41 million gain on the sale of our Euroclear investment and the related historical dividends received of $60 million and $30 million during the nine and three months ended September 30, 2021, respectively. During the nine and three months ended September 30, 2021, we also exclude the $34 million fair value gain on our Euroclear equity investment. During the nine months ended September 30, 2021, we exclude the gain on the sale of our Coinbase investment. Such transactions are not considered a part of our core business operations.
We exclude net income/(losses) from our unconsolidated equity method investees for purposes of calculating non-GAAP measures. As of September 30, 2022, this adjustment includes our share of profits or losses from OCC, Bakkt, BondLink and our other equity method investments, and as of September 30, 2021, it included only OCC and BondLink. During the three months ended September 30, 2022, Bakkt reported an impairment of goodwill and intangible assets of approximately $1.5 billion, of which $1.0 billion is included in our share of estimated net losses from our unconsolidated equity method investees. This is consistent with how we treat changes in the fair value of our equity investments. We believe these adjustments provide greater clarity of our performance, given that equity and equity method investments are non-cash and not a part of our core operations.
The income tax effects relating to all non-GAAP adjustments above are included as non-GAAP adjustments. We also include non-GAAP adjustments for deferred tax adjustments on acquisition-related intangibles. The deferred tax adjustments of $3 million and $18 million for the nine and three months ended September 30, 2022, respectively, relate primarily to U.S. state apportionment changes. The deferred tax adjustment of $196 million for the nine months ended September 30, 2021 relates primarily to the 2021 U.K. corporate income tax rate increase from 19% to 25% effective April 1, 2023.
For additional information on these items, refer to our consolidated financial statements included in this Quarterly Report and “—Consolidated Operating Expenses”, above.
Contractual Obligations and Commercial Commitments
During the nine months ended September 30, 2022, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K.
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
New and Recently Adopted Accounting Pronouncements
During the nine months ended September 30, 2022, there were no significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 of our 2021 Form 10-K.
Critical Accounting Policies
During the nine months ended September 30, 2022, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K.
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

Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term restricted cash and cash equivalents, short-term and long-term investments and indebtedness. As of September 30, 2022 and December 31, 2021, our cash and cash equivalents and short-term and long-term restricted cash and cash equivalents were $7.6 billion and $2.0 billion, respectively, of which $313 million and $276 million, respectively, were denominated in pounds sterling, euros or Canadian dollars, and the remaining amounts are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical 50% decrease in short-term interest rates would decrease our annual pre-tax earnings by $12 million as of September 30, 2022, assuming no change in the amount or composition of our cash and cash equivalents and short-term and long-term restricted cash and cash equivalents.
As of September 30, 2022, we had $18.1 billion in outstanding debt, all of which relates to our senior notes. In addition, we have $7 million outstanding under lines of credit at our ICE India subsidiaries. See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Debt" and Note 8 to our consolidated financial statements included in this Quarterly Report.
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
Foreign Currency Exchange Rate Risk
As an international business, we are subject to foreign currency exchange rate risk. We may experience gains or losses from foreign currency transactions in the future given that a significant part of our assets and liabilities are recorded in pounds sterling, Canadian dollars or euros, and a significant portion of our revenues and expenses are recorded in pounds sterling or euros. Certain assets, liabilities, revenues and expenses of foreign subsidiaries are denominated in the local functional currency of such subsidiaries. Our exposure to foreign denominated earnings for the nine and three months ended September 30, 2022 and 2021 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Nine Months Ended September 30, 2022		Three Months Ended September 30, 2022		Nine Months Ended September 30, 2021		Three Months Ended September 30, 2021
	Pound Sterling	Euro	Pound Sterling	Euro	Pound Sterling	Euro	Pound Sterling	Euro
Average exchange rate to the U.S. dollar in the current year period	1.2589	1.0649	1.1774	1.0071	1.3854	1.1967	1.3784	1.1788
Average exchange rate to the U.S. dollar in the same period in the prior year	1.3854	1.1967	1.3784	1.1788	1.2708	1.1242	1.2916	1.1691
Average exchange rate increase/ (decrease)	(9)%	(11)%	(15)%	(15)%	9%	6%	7%	1%
Foreign denominated percentage of:
Revenues, less transaction-based expenses	8%	6%	7%	6%	7%	6%	7%	6%
Operating expenses	8%	2%	7%	2%	8%	2%	8%	2%
Operating income	7%	11%	8%	11%	5%	10%	5%	11%
Impact of the currency fluctuations (1) on:
Revenues, less transaction-based expenses	$(42)	$(44)	$(22)	$(20)	$29	$18	$8	$1
Operating expenses	$(21)	$(6)	$(11)	$(2)	$18	$3	$5	$—
Operating income	$(21)	$(38)	$(11)	$(18)	$11	$15	$3	$1

(1)    Represents the impact of currency fluctuation for the nine and three months ended September 30, 2022 and 2021 compared to the same periods in the prior year.
We have a significant part of our assets, liabilities, revenues and expenses recorded in pounds sterling or euros. During the nine and three months ended September 30, 2022, 14% and 13%, respectively, of our consolidated revenues, less transaction-based expenses were denominated in pounds sterling or euros and for the nine and three months ended September 30, 2022, 10% and 9%, respectively, of our consolidated operating expenses were denominated in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.
Foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables occurs through our operations, which are received in or paid in pounds sterling, Canadian dollars, or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We incurred foreign currency transaction losses of $9 million and $11 million for the nine months ended September 30, 2022 and 2021, respectively, and $2 million for the three months ended September 30, 2021 inclusive of the impact of foreign currency hedging transactions. We did not incur any significant foreign currency transaction gains/(losses) during the three months ended September 30, 2022. The foreign currency transaction losses were primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. A 10% adverse change in the underlying foreign currency exchange rates as of September 30, 2022, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity, would result in a foreign currency loss of $14 million.
We entered into foreign currency hedging transactions during the nine and three months ended September 30, 2022 and 2021 as economic hedges to help mitigate a portion of our foreign exchange risk exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. Although we may enter into additional hedging transactions in the future, these hedging arrangements may not be effective, particularly in the event of imprecise forecasts of the levels of our non-U.S. denominated assets and liabilities.
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

	As of September 30, 2022
	Position in pounds sterling	Position in Canadian dollars	Position in euros
Assets	£729	$3,475	€171
of which goodwill represents	565	395	92
Liabilities	117	3,021	57
Net currency position	£612	$454	€114
Net currency position, in $USD	$683	$328	$112
Negative impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$68	$33	$11
Foreign currency translation adjustments are included as a component of accumulated other comprehensive income/(loss) within our balance sheet. See the table below for the portion of equity attributable to foreign currency translation adjustments as well as the activity for the nine and three months ended September 30, 2022 included within our statement of other comprehensive income. The impact of the foreign currency exchange rate differences in the tables below were primarily driven by fluctuations of the pound sterling as compared to the U.S. dollar which were 1.1165, 1.2178 and 1.3524 as of September 30, 2022, June 30, 2022 and December 31, 2021, respectively, and by fluctuations of the euro as compared to the U.S. dollar which were 0.9802, 1.0483 and 1.1372 as of September 30, 2022, June 30, 2022 and December 31, 2021, respectively.

Changes in Accumulated Other Comprehensive Loss from Foreign Currency Translation Adjustments (in millions)
Balance, as of December 31, 2021	$(150)
Other comprehensive income/(loss)	(208)
Income tax benefit/(expense)	1
Net current period other comprehensive loss	(207)
Balance, as of September 30, 2022	$(357)

Changes in Accumulated Other Comprehensive Loss from Foreign Currency Translation Adjustments (in millions)
Balance, as of June 30, 2022	$(259)
Other comprehensive income/(loss)	(98)
Income tax benefit/(expense)	—
Net current period other comprehensive loss	(98)
Balance, as of September 30, 2022	$(357)

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
Clearing House Cash Deposit Risks
The ICE Clearing Houses hold material amounts of clearing member margin deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. Refer to Note 12 to our consolidated financial statements for more information on the ICE Clearing Houses' cash and cash equivalent margin deposits and guaranty funds, invested deposits, delivery contracts receivable and unsettled variation margin which were $164.7 billion as of September 30, 2022. While we seek to achieve a reasonable rate of return which may generate interest income for our clearing members, we are primarily concerned with preservation of capital and managing the risks associated with these deposits. As the ICE Clearing Houses may pass on interest revenues (minus costs) to the clearing members, this could include negative or reduced yield due to market conditions. For a summary of the risks associated with these deposits and how these risks are mitigated, see Part II, Item 7(A) “Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Form 10-K.
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
ITEM 1(A).     RISK FACTORS
During the nine months ended September 30, 2022, there were no significant new risk factors from those disclosed in Part I, Item 1A, "Risk Factors" in our 2021 Form 10-K, other than those set forth below under the heading "Risks Relating to the Black Knight Acquisition". In addition to the other information set forth in this Quarterly Report, including the information in the "- Regulation" section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and the risk factors set forth below, you should carefully consider the factors discussed under “Risk

Factors” and the regulation discussion under “Business - Regulation” in our 2021 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our 2021 Form 10-K and those described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business.
Risks Relating to the Black Knight Acquisition

The merger will not be completed unless important conditions are satisfied or waived, including regulatory approvals.
Specified conditions set forth in the merger agreement must be satisfied or waived to complete the merger, including the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act. If the conditions are not satisfied or, to the extent permitted by law, waived, the merger will not occur or will be delayed, and we may lose some or all of the intended benefits of the merger. If the merger is not completed, our ongoing businesses, financial condition, financial results and stock price may be materially and adversely affected and, without realizing any of the benefits of having completed the merger, we will be subject to a number of risks, including (i) the market price of our common stock could decline to the extent the current market price reflects an assumption that the merger will be completed; (ii) we could owe a termination fee to Black Knight under certain circumstances; and (iii) we will be required to pay costs relating to the merger, such as legal, accounting, financial advisory, financing (including the redemption by us of $5 billion of bonds at 101% of par value) and printing fees.
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

In connection with the merger and the integration of Black Knight’s business, we have incurred and expect to continue to incur significant costs. We may also incur additional costs or suffer loss of business under third-party contracts of Black Knight that are terminated or that contain change in control or other provisions that may be triggered by the completion of the merger, and/or losses of, or decreases in orders by, customers, and may also incur costs to maintain employee morale and to retain certain key management personnel and employees. These incremental transaction-related costs may exceed the savings and efficiencies we expect to achieve from the integration of the businesses.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The table below sets forth the information with respect to purchases made by or on behalf of ICE or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the nine months ended September 30, 2022.

Period (2022)	Total number of shares purchased (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands) (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (1)
July 1 - July 31	—	N/A	4,955	$2,518
August 1 - August 31	—	N/A	4,955	$2,518
September 1 - September 30	—	N/A	4,955	$2,518
Total	—	N/A	4,955	$2,518

Three months ended	Total number of shares purchased (in thousands)(1)	Average price paid per share	Amount of repurchases (in millions)	Total cumulative year-to-date shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
March 31, 2022	3,674	$129.30	$475	3,674	$2,675
June 30, 2022	1,281	$122.54	$157	4,955	$2,518
September 30, 2022	—	N/A	$—	4,955	$2,518
Total (1)	4,955	$127.56	$632
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
Sixth Amended and Restated Certificate of Incorporation of Intercontinental Exchange, Inc., effective August 22, 2022 (incorporated by reference to Exhibit 3.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on August 22, 2022, File No. 001-36198).

3.2	—
Ninth Amended and Restated Bylaws of Intercontinental Exchange, Inc., effective August 22, 2022 (incorporated by reference to Exhibit 3.2 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on August 22, 2022, File No. 001-36198).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	—	Section 1350 Certification of Chief Executive Officer.

32.2	—	Section 1350 Certification of Chief Financial Officer.

0.101	—
The following materials from Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	—	The cover page from Intercontinental Exchange, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL.
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

Intercontinental Exchange, Inc. (Registrant)

Date: November 3, 2022	By:	/s/ A. Warren Gardiner
A. Warren Gardiner
Chief Financial Officer
(Principal Financial Officer)