Form 10-K
period 2022-12-31
Intercontinental Exchange, Inc.
filed 2023-02-02
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐ Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐   No   ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $49.3 billion.
As of January 31, 2023, the number of shares of the registrant’s Common Stock outstanding was 558,851,248 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders is incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year to which this report relates.

Intercontinental Exchange, Inc.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2022

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
Factors that may affect our performance and the accuracy of any forward-looking statements include, but are not limited to, those listed below:
•conditions in global financial markets and domestic and international economic and social conditions, including inflation, political uncertainty and discord, geopolitical events or conflicts, international trade policies and sanctions laws;
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
•the impact of climate change and the transition to renewable energy;
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
•the impacts of a public health emergency or pandemic, including a re-emergence of a COVID-19 pandemic, on our business, results of operations and financial condition as well as the broader business environment;
•our ability to identify trends and adjust our business to benefit from such trends, including trends in the United States, or U.S., mortgage industry such as inflation rates, interest rates, new home purchases, refinancing activity, and home builder and buyer sentiment, among others;
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
These risks and other factors include, among others, those set forth in Part 1, Item 1(A) under the caption “Risk Factors” and elsewhere in this Annual Report, as well as in other filings we make with the U.S. Securities and Exchange Commission, or SEC. Due to the uncertain nature of these factors, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any of these statements to reflect events or circumstances occurring after the date of this Annual Report. New factors may emerge and it is not possible to predict all factors that may affect our business and prospects.

ITEM 1. BUSINESS
Introduction
Intercontinental Exchange, Inc. is a provider of market infrastructure, data services and technology solutions to a broad range of customers including financial institutions, corporations and government entities. Our products, which span major asset classes including futures, equities, fixed income and residential mortgages in the U.S., provide our customers with access to mission critical tools that are designed to increase asset class transparency and workflow efficiency. Although we report our results in three reportable business segments, we operate as one business, leveraging the collective expertise, particularly in data services and technology, that exists across our platforms to inform and enhance our operations. Our segments are as follows:
•Exchanges: We operate regulated marketplaces for the listing, trading and clearing of a broad array of derivatives contracts and financial securities.
•Fixed Income and Data Services: We provide fixed income pricing, reference data, indices, analytics and execution services as well as global credit default swaps, or CDS, clearing and multi-asset class data delivery solutions.
•Mortgage Technology: We provide a technology platform that offers customers comprehensive, digital workflow tools that aim to address the inefficiencies that exist in the U.S. residential mortgage market, from application through closing and the secondary market.
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

Our Business Segments
Our business is conducted through three reportable business segments:
•Exchanges;
•Fixed Income and Data Services; and
•Mortgage Technology.
The majority of our identifiable assets are located in the U.S. and the United Kingdom, or U.K. For a summary of our revenues, net assets and net property and equipment by geographic region, see Note 19 to our consolidated financial statements included in this Annual Report.
Exchanges Segment
We operate regulated marketplaces for the listing, trading and clearing of a broad array of derivatives contracts and financial securities, such as commodities, interest rates, foreign exchange and equities as well as corporate and exchange-traded funds, or ETFs. We operate multiple trading venues, including 13 regulated exchanges and six clearing houses, which are strategically positioned in major market centers around the world, including the U.S., U.K., European Union, or EU, Canada, Asia Pacific and the Middle East.
Our Exchanges segment includes trading and listings revenue from our global futures network and the New York Stock Exchange and other registered securities exchanges, or collectively, the NYSE, and various data and connectivity services that are directly related to those exchange platforms. Revenues reflect a mix of both diversified transaction revenues and recurring data and listings revenues. Our Exchanges segment generated revenues, less transaction-based expenses of $4.1 billion and accounted for 56% of our consolidated revenues, less transaction-based expenses in 2022. Our Exchanges business can experience moderate seasonal fluctuations, although such seasonal impacts have been somewhat muted in periods of high volume trading. Key asset classes include:
•Energy Futures and Options: We offer a range of futures and options products that are designed to enable our customers to manage their risk across global energy markets. Our flagship Brent crude oil contract serves as the cornerstone of a global oil network that today includes over 730 related crude and refined oil products including locational and refined spreads. In addition, as natural gas and Liquefied Natural Gas, or LNG, continue to globalize, we offer the broadest footprint of regional and global natural gas benchmarks, which span North America, Europe and Asia. Our leading environmental and power markets round out our diverse global energy network. For over two decades, our environmental markets have provided customers risk management tools to meet carbon cap and trade program requirements and renewable fuel standards. Increasingly, market participants are turning to our global environmental markets to help navigate and manage risk related to climate change, the energy transition and the move to net zero emissions.

•Agricultural & Metals Futures and Options: We offer futures and options on the leading global soft commodity markets including coffee, cocoa, cotton and sugar. Our benchmark contracts offer the most globally relevant price markers for these agricultural markets and provide our customers with the tools to manage price and counterparty risk and facilitate price discovery.

•Financial Futures and Options: We offer a diverse suite of equity futures and options contracts based on our own indices as well as those created by MSCI® and FTSE®. These contracts range from established global benchmarks, such as the MSCI® Emerging Market Index, to newer products, such as MSCI®’s suite of Environmental, Social and Governance, or ESG, indices and the NYSE FAANG+ Index. Our global interest rate complex spans geographies, currencies and tenors, providing participants around the world with tools to manage risk in a capital efficient manner. Key products during 2022 included: Euribor, Gilts, Sterling Overnight Index Average, or SONIA, and Secured Overnight Financing Rates, or SOFR, among others.

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

•Listings: The NYSE has been the venue of choice for innovators, visionaries and leaders for over 230 years. The NYSE offers a unique hybrid market model that combines leading technology with an accountable market maker to provide human judgment, a community of the world’s greatest companies and premium brand visibility. With over 70% of S&P 500 companies listed on the NYSE as of December 31, 2022, we are the leading listing venue across a range of sectors from technology and healthcare, to financials and energy. In addition to corporate listings, the NYSE is the global leader in ETF listings with 75%, or roughly $4.9 trillion, of ETF assets under management, or AUM, as of December 31, 2022. Additionally, in 2022, NYSE listed over $345 billion in total market value from initial public offerings, or IPOs, including three of the top five operating company IPOs defined by offering proceeds raised, follow-on offerings and over 30 transfers from competing exchanges. Revenues from listing fees are largely recurring in nature.

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

•OTC and Other: Our over-the-counter, or OTC, markets include bilateral energy markets that offer electronic trading of contracts based on physically-settled natural gas, power and refined oil contracts. Our other revenues primarily include interest income on certain clearing margin deposits related to our futures business, as well as revenue related to our digital asset initiative, Bakkt Holdings, LLC, or Bakkt, until it merged with VPC Impact Acquisition Holdings, or VIH, in October 2021.

We operate six clearing houses, each of which acts as a central counterparty, or CCP, that, for its clearing members, becomes the buyer to every seller and the seller to every buyer. Through this CCP function, our clearing houses provide financial security for each transaction, for the duration of the position, by limiting counterparty credit risk. Our clearing houses are responsible for providing clearing services to each of our futures exchanges, and in some cases, to third-party execution venues.

Mechanisms have been created, called guaranty funds, to provide partial protection in the event of a clearing member default. Except for ICE NGX Canada Inc., or ICE NGX, each of the ICE Clearing Houses (as defined below) requires that each clearing member make deposits into a guaranty fund maintained by the relevant ICE Clearing House. In addition, we have contributed $405 million of our own cash to the guaranty funds which is one component of the table below, and such amounts are at risk and could be used in the event of a clearing member default. We also maintain default insurance as an additional layer of clearing member default protection, which is also reflected in the table below. The default insurance was renewed in September 2022 and has a three-year term for the following clearing houses in the following amounts: ICE Clear Europe - $100 million; ICE Clear U.S. - $25 million; and ICE Clear Credit - $75 million. In addition, the table below includes a guaranty fund of $215 million maintained by ICE NGX funded by the following: (1) a $200 million letter of credit issued by a major Canadian chartered bank, and backed by default insurance underwritten by Export Development

Canada, a Crown corporation operated at arm’s length from the Canadian government, and (2) $15 million, which is included in our total cash contribution of $405 million, held as restricted cash to fund the first loss amount ICE NGX is responsible for under the default insurance policy.
Our contributions to each clearing house as of December 31, 2022 are listed below and our clearing houses are referred to herein collectively as “the ICE Clearing Houses”:

Clearing House	Products Cleared	Location	Exchange where Executed	Reporting Segment	ICE's Contribution
ICE Clear Europe	Energy, agricultural, interest rates and equity index futures and options contracts and OTC European CDS instruments	U.K.	ICE Futures Europe, ICE Futures U.S., ICE Endex, ICE Futures Abu Dhabi and third-party venues	Exchanges	$347 million
ICE Clear U.S.	Agricultural, metals, foreign exchange, or FX, interest rate, equity index and digital assets futures and/or options contracts	U.S.	ICE Futures U.S.	Exchanges	$115 million[1]
ICE Clear Credit[2]	OTC North American, European, Asian-Pacific and Emerging Market CDS instruments	U.S.	Creditex and third-party venues	Fixed Income and Data Services	$125 million
ICE Clear Netherlands	Derivatives on equities and equity indices traded on regulated markets	The Netherlands	ICE Endex	Exchanges	$2 million
ICE Clear Singapore	Energy, metals and financial futures products and digital asset futures contracts	Singapore	ICE Futures Singapore	Exchanges	$1 million
ICE NGX	Physical North American natural gas and electricity	Canada	ICE NGX	Exchanges	$215 million
1 Of our total contribution to ICE Clear U.S. above, $15 million is solely applicable to any losses associated with a default in digital asset contracts.
2 Although ICE Clear Credit is included in the Fixed Income and Data Services reporting segment, it is included in the table as a part of our suite of global clearing houses.
Fixed Income and Data Services Segment
Our Fixed Income and Data Services segment includes our fixed income data and analytics offerings, fixed income execution, or ICE Bonds, CDS clearing and other multi-asset class data and network services. Our leading fixed income pricing and reference data offerings serve as the foundation for a broader fixed income network that provides our customers solutions that span the full workflow including pre- and post-trade analytics, a range of execution protocols and indices. In addition, our multi-asset class connectivity, feeds and desktop solutions, which comprise our Other Data and Network Services business, leverage a common sales force, which can enhance cross-selling opportunities across the Fixed Income and Data Services segment. The Fixed Income and Data Services segment generated revenues of $2.1 billion in 2022 and accounted for 29% of our consolidated revenues, less transaction-based expenses.
•Fixed Income Data and Analytics: We are a leading provider of evaluated end-of-day and real-time pricing services on approximately three million fixed income securities spanning nearly 150 countries and 80 currencies including sovereign, corporate and municipal bonds, mortgage and asset-backed securities as well as leveraged loans. Our reference data offering complements our evaluated pricing by providing our clients a broad range of descriptive information, covering millions of financial instruments that, when coupled with our pricing services, act as the foundation for our leading fixed income index complex, ICE Data Indices, LLC, or ICE Data Indices. We also offer a range of fixed income analytics and other workflow solutions including: best execution services, liquidity indicators, fixed income portfolio analytics and our ETF Hub. Our fixed income customers rely on our data, indices and analytics to inform pre-trade decision making, support post-trade regulatory and compliance needs and improve operational efficiency. In addition, our newer offerings in this area include a variety of ESG data and analytics offerings. Fixed Income Data and Analytics revenues are largely recurring in nature.

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
•CDS Clearing: As of December 31, 2022, we provide clearing services to over 90% of the global CDS market, as measured by CDS gross notional cleared. ICE Clear Credit currently supports Single Names CDS on over 580 reference entities and nearly 175 Index CDS instruments. Revenues also include interest income on certain clearing margin deposits related to our CDS clearing business.
•Other Data and Network Services: We offer a multi-asset class connectivity solution called the ICE Global Network. The ICE Global Network offers highly secure, low latency connectivity solutions to reach over 150 trading venues and over 750 data sources. In addition, our consolidated feeds business provides data from a broad array of trading venues and news feeds through a common application programming interface, or API. Finally, our desktop solutions support commodity and energy traders, risk managers, financial advisors, wealth managers and retail traders, and include a robust instant messaging, or IM, system that protects the privacy of over 115,000 users, while also enabling greater collaboration. Other Data and Network Service revenues are largely recurring in nature.
Mortgage Technology Segment
Over the last six years, ICE has constructed a network aimed at identifying and solving the inefficiencies that exist in the U.S. residential mortgage market. From application through closing and the secondary market, our network is intended to connect the key stakeholders across the mortgage origination workflow and provide our customers with data services and technology that deliver greater transparency and enable significant customer efficiency gains. Our Mortgage Technology segment generated revenues of $1.1 billion in 2022 and accounted for 15% of our consolidated revenues, less transaction-based expenses.
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
•Closing Solutions: Our closing solutions uniquely connect key participants, such as lenders, title and settlement agents and individual county recorders, to digitize the closing and recording process. Closing solutions also include revenues from our Mortgage Electronic Registration Systems, Inc., or MERS, database, which provides a system of record for recording and tracking changes in mortgage servicing rights and beneficial ownership interests in loans secured by U.S. residential real estate. Revenues from closing solutions are largely transaction-based and are based on the volume of loan closings.
•Data and Analytics: Our data and analytics offerings include those related to ICE Mortgage Technology’s Automation, Intelligence, Quality, or AIQ, offering, which applies machine learning to the entire loan origination process, offering customers greater efficiency by streamlining data collection and validation through our automated document recognition and data extraction capabilities. AIQ revenues can be both recurring and transaction-based in nature. In addition, our data offerings include real-time industry and peer benchmarking tools, which provide originators a granular view into the real-time trends of the U.S. residential mortgage market. We also provide a Data as a Service, or DaaS, offering through private data clouds for lenders to access their own data and origination information. Revenues related to our data products are largely subscription based and recurring in nature.
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
Technology
Technology is a key component of our business strategy and competitive position and we regard effective execution of our technology initiatives as crucial to our sustainable business operations, market competitiveness, compliance and risk management and overall success. Our technology solutions support our customers' workflows: trading and clearing technology, multi-asset class analytics, risk assessment tools, robust data offerings, mortgage technology, instant messaging capabilities and flexible connectivity and delivery solutions. Where feasible, we design and build our own systems and write our own software programs as we believe that having control over our technology allows us to be more responsive to our customers’ needs, better support the dynamic nature of our business, provide the highest quality technology and deliver relevant, timely and actionable data to the markets and customers we serve.
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
The NYSE electronic trading platform features an open system architecture that allows users to access our system via front-end trading applications developed by ISVs. We developed core technology and architecture known as NYSE Pillar and have migrated all our Cash Equity Securities markets, Security Information Processor, or SIP, and Options Price Reporting Authority, or OPRA, and Arca Options platforms to this architecture. We also expect to migrate our NYSE Amex options markets to NYSE Pillar. This integrated platform was designed to improve performance and reduce the complexity of operating multiple trading systems for our customers, while enhancing consistency, performance and resiliency.
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
Cybersecurity
Our business activities rely extensively on technology and software, including the systems used by our business partners, regulators and customers. In addition, our activities involve the use and retention of confidential data and information. These activities make us susceptible to cyberattacks. We employ the following activities, processes and strategies to help evaluate, manage and address these risks.
•Strategy: We maintain a Cybersecurity Strategy, or CSS, which emphasizes consideration of the nature of our business, ongoing intelligence collection regarding cybersecurity threats, and initiatives to specifically address prominent areas of cybersecurity risk. The CSS outlines the key priorities for our cybersecurity program and the methods by which our Information Security department seeks to accomplish those goals. The CSS is ratified annually by the Risk Committee of our Board of Directors and when applicable, also by the corporate governance committees of our regulated subsidiaries.
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

For further information on our cybersecurity risks, see Part I, Item 1(A), "Risk Factors", included elsewhere in this Annual Report.
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
Human Capital Resources
Employees
As of December 31, 2022, we had a total of 8,911 employees. In the U.S., we had a total of 4,973 employees, including 1,261 in New York, 1,147 in Georgia, 879 in California, 305 in Massachusetts and 267 in Illinois. Internationally, we had a total of 3,938 employees, including 2,159 in India, 788 in the U.K. and 418 in continental Europe. Of our total employee base, less than 1% is subject to collective bargaining agreements, and such relations are considered to be good.
We monitor voluntary attrition rates carefully, and over the past three years, our attrition rates have remained lower than the benchmarks in the finance and technology sectors. We review this data frequently and transparently report this information to our stakeholders via our Sustainability Report.
Corporate Culture
Highly capable and engaged teams are critically important to our ability to grow and innovate. Through our human capital management efforts, we strive to attract and retain the best talent in the world. Our industry is competitive, and the expectations are high. We aim to offer pay commensurate with performance, a diverse and inclusive work environment, significant opportunities for career growth and a culture that prioritizes collaboration and drives results.
We use a mix of channels to gather input from employees throughout our organization. Formal methods include our biennial employee survey and an annual review process. These efforts are supplemented with occasional “pulse” surveys on specific topics. Additionally, we actively strive to cultivate a work environment that encourages conversations across and within teams to provide informal and real-time feedback loops at all levels.
Employee Development
Employee development is an important element of our human capital management program. Career development and training opportunities are available throughout our ranks, including both structured course work across a variety of topics and situations, and self-directed learning from a wide array of available resources.
Compensation and Benefits
We strive to provide comprehensive packages of competitive compensation and benefits in each market in which we operate, which we believe is important to ensure our employees’ health, well-being and financial security. Through employee assistance plans, in most of our locations we provide free and discounted counseling services for dealing with traumatic life events, mental health issues and stress, as well as general wellness programs. We review the competitiveness of our compensation and benefits frequently.
Diversity and Inclusion
As an equal opportunity employer, all qualified applicants receive consideration without regard to race, color, religion, gender, sexual orientation, gender identity, national origin or ancestry, age, disability or veteran status, or other protected status.

We are focused on increasing and supporting diversity across our broader employee population and Board of Directors. We hold ourselves accountable via quarterly and annual data reporting to senior management, data reporting to our Board of Directors, and transparency in reporting data to our stakeholders via our annual Sustainability Report, including Equal Employment Opportunity, or EEO-1 data.
Corporate Giving
Financial education is the cornerstone of our corporate giving efforts, which include support for several organizations. We underwrite a digital financial education and data sciences curriculum that is delivered at no cost to grade school and high school students in the U.S. We make additional charitable contributions throughout the communities where we have offices and our employees are encouraged to do the same, including through an annual match to employees for charities of their choice. We offer an annual match of $5,000 per employee to encourage and reward our employees' charitable contributions.
Corporate Citizenship
We strive to create long-term value for our stockholders and meet sustainability goals for all of our stakeholders. That includes a focus on:
•Human capital management: Our people are our greatest asset and fostering a diverse, engaged workforce is critical.
•Risk management: From cybersecurity to operational resiliency to regulatory compliance, risk management is at the heart of how we operate.
•Environmental risks and opportunities: We are addressing our impact on the climate, the climate’s impact on our business and our opportunities to make a broader impact through our products and services.
For additional information, please refer to the human capital, risk management and sustainability sections of our website at www.ice.com.
Our Competitive Strengths
We believe that we compete favorably based on numerous factors, and that our deep, liquid markets, technology offerings, breadth of product offerings, new product development, customer relationships, efficient, secure settlement, clearing and other support services and our reputation distinguish us from our competitors. We believe that to maintain our competitive position, we must continue to develop new and innovative products and services, enhance our technology infrastructure, maintain liquidity and offer competitive pricing.
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
–In our Fixed Income and Data Services segment, we are a leading provider of evaluated end-of-day and real-time pricing services on approximately three million fixed income securities spanning nearly 150 countries and 80 currencies including sovereign, corporate and municipal bonds, mortgage and asset-backed securities, as well as leveraged loans. Our reference data offering complements our evaluated pricing by providing our clients with a broad range of descriptive information, covering millions of financial instruments that, when coupled with our pricing services, act as the foundation for our leading fixed income index complex.
–In our Mortgage Technology segment, our AIQ offering applies machine learning to the entire loan origination process, offering customers greater efficiency by streamlining data collection and validation through our automated document recognition and data extraction capabilities. In addition, our Mortgage Technology’s data offerings include real-time industry and peer benchmarking tools, which provide originators a granular view into the real-time trends of the U.S. residential mortgage market.
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
•Broad Distribution: We operate multiple trading venues, including 13 regulated exchanges, as well as six clearing houses, which are strategically positioned in major market centers around the world, including the U.S., U.K., EU, Canada, Asia Pacific and the Middle East. Our ICE Global Network provides connectivity to over 150 trading venues and data from over 750 data sources, including ICE-operated markets and data services. Through our fixed income execution, data and analytics offerings, we serve thousands of customers across global fixed income markets. In our Mortgage Technology segment, we have at least one product relationship with nearly every key industry participant from loan originators to settlement agents and local jurisdictions within the U.S.
•Diverse Product Offerings: In our Exchanges segment, many of our futures contracts serve as global benchmarks for managing risk relating to exposure to price movements in the underlying products, including financial, energy and agricultural commodities. For example, we are a leading provider of global energy risk management products, ranging from global crude and refined oil products, to an array of global natural gas benchmarks and environmental markets. In our Fixed Income and Data Services segment, we offer customers solutions that span their workflows including pre-trade analytics, an array of execution protocols, and post-trade services all designed to improve asset class transparency and bring efficiency to customers' workflows. In our Mortgage Technology segment, we provide customers with a comprehensive loan origination platform and network of third-party service providers, which we believe are critical to the underwriting, processing and closing of U.S. residential mortgage loans.

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
The record consolidated revenues, less transaction-based expenses, we achieved in 2022 reflect our focus on the implementation and execution of our long-term growth strategy.
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
Further Develop Our Technology and Risk Management Infrastructure While Also Increasing Our Customer Base
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
We expect to continue to develop our exchange technologies. We also expect to continue to invest in mortgage technology to streamline and automate more workflows and build new capabilities. Finally, we expect to add content and build new analytics to enable further electronification in fixed income markets.
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
•In Abu Dhabi, ICE Futures Abu Dhabi is an RIE and regulated by the Financial Services Regulatory Authority, or FSRA.
•In Canada, ICE NGX is recognized as an exchange and clearing house by the Alberta Securities Commission, or ASC, and is also registered by the CFTC as a Foreign Board of Trade and as a Derivatives Clearing Organization, or DCO.
•ICE Clear Credit and ICE Clear U.S. are regulated by the CFTC as DCOs. DCOs are subject to extensive regulation by the CFTC under the CEA. The Financial Stability Oversight Council, or FSOC, has designated ICE Clear Credit as a systemically-important financial market utility under Title VIII of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act. As such, ICE Clear Credit has access to the Federal Reserve system.
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
•We operate a U.S.-based execution-oriented market for the trading of securities that are not exchange-listed (OTC securities) as an ATS by our SEC-registered broker-dealer, Archipelago Trading Services. Archipelago Trading Services is subject to oversight by the SEC and is a member of the Financial Industry Regulatory Authority, or FINRA. Our SEC-registered broker-dealer, Archipelago Securities, LLC, routes to other execution venues and clears trades on behalf of our national securities exchanges and Archipelago Trading Services. Archipelago Securities, LLC is subject to oversight by the SEC and FINRA and is a full clearing member of the National Securities Clearing Corporation and Options Clearing Corporation, or OCC.
•Our U.S.-based execution-oriented fixed income markets are operated by our SEC-registered broker-dealers, ICE Bonds Securities Corporation, or ICE Bonds, which operates two SEC registered ATSs, ICE BondPoint, and ICE TMC. ICE Bonds is subject to oversight by the SEC and is a member of FINRA and the Municipal Securities Rulemaking Board, or MSRB. FINRA and MSRB are SROs that regulate broker-dealers in the U.S. ICE Securities Execution & Clearing, LLC, a full clearing member of the National Securities Clearing Corporation, the Fixed Income Clearing Corporation and The Depository Trust Corporation, provides correspondent clearing for ICE Bonds and is subject to oversight by the SEC, FINRA and the MSRB.
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
Regulation of our Index Business
We have an index business, ICE Data Indices, LLC, or ICE Data Indices, which includes equity, fixed income, commodity, volatility, mortgage, sustainability and foreign exchange indices. ICE Data Indices applies the International Organization of Securities Commissions, or IOSCO, Principles for Financial Benchmarks to its indices, and is recognized as a third-country benchmark administrator by the FCA under the U.K. Benchmarks Regulation, or U.K. BMR. In addition, ICE Benchmark Administration Limited, or IBA, is authorized and regulated by the FCA for the regulated activity of administering a benchmark and is authorized as a benchmark administrator under the U.K. BMR.
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

Regulatory Changes
Domestic and foreign policy makers continue to review their legal frameworks governing financial markets, and periodically change the laws and regulations that apply to our business and to our customers’ businesses. Our key areas of focus on these evolving efforts are:
•Policy intervention to address high energy prices. Various legislative proposals in the EU have been adopted to address high energy prices and impact ICE Endex, the primary European exchange for the benchmark European gas contract, and ICE Clear Europe, which clears ICE Endex contracts. These policy interventions include price limiting mechanisms for exchange-traded gas products and a new LNG import benchmark. In December 2022, the EU adopted a price cap on certain Dutch Title Transfer Facility, or TTF, derivatives traded on ICE Endex effective February 2023. In December 2022, a coalition of G7 and other nations set the price of certain Russian crude oil at or below $60 a barrel, which impacts the services we offer to clients. Global leaders continue to discuss the implementation of additional sanctions against Russia.
•Recognition of our Businesses in Foreign Jurisdictions and Continued Access by Market Participants. In February 2022, the European Commission extended the temporary equivalence decision that allows continued access by EU firms to clear trades at U.K. CCPs. In March 2022, ESMA extended ICE Clear Europe's temporary recognition and tiering decision to June 2025.
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
•Changes to EU Regulation of Clearing Services. In December 2022, the European Commission published legislative proposals on clearing services, amending the European Markets Infrastructure Regulation, or EMIR. The European Commission aims to encourage clearing in the EU and reduce exposure to non-EU CCPs, potentially impacting the clearing of certain Euribor contracts at ICE Clear Europe.
•CCP Resolution. In March 2022, the U.K. Treasury published a feedback statement and status update on its plans to enhance the U.K.'s regime for resolution of CCPs in the event that they fail. This is intended to expand the prior regime which was not in line with U.K. Financial Stability Board guidance issued subsequently. Many of the parameters of the new regime have yet to be finalized and will be subject to a consultation process by the BOE which will be the resolution authority for CCPs in the U.K. However, the parameters will include increased CCP contributions (known as "second skin in the game") to the default fund.
•Benchmarks Regulation. The FCA used its legal powers under the U.K. BMR to require IBA, as the administrator of London Interbank Offered Rate, or LIBOR, to publish certain Sterling and Japanese Yen LIBOR settings under a changed "synthetic" methodology until the end of 2022. "Synthetic" Japanese Yen LIBOR settings ceased to be published at the end of 2022, and the FCA is requiring IBA to continue publishing 1- and 6-month "synthetic" Sterling LIBOR until the end of March 2023 and intends to require IBA to publish 3-month "synthetic" Sterling LIBOR until the end of March 2024. Any settings published under the “synthetic” methodology are not representative of the underlying market or economic reality the setting is intended to measure as those terms are used in the U.K. BMR. The FCA has confirmed that it expects the U.S. Dollar LIBOR settings currently published on a representative basis to continue to be published until the end of June 2023. The FCA is proposing to require IBA to publish the 1-, 3- and 6- month U.S. Dollar LIBOR settings, until the end of September 2024 under a changed “synthetic” methodology. Usage of the "synthetic" LIBOR and continuing U.S. Dollar LIBOR settings may be restricted or prohibited in certain circumstances under applicable law.
The European Commission used its powers under the EU Benchmarks Regulation, or EU BMR, to designate replacement benchmarks for certain Swiss franc LIBOR settings. The European Commission intends to extend that transition period for the use of benchmarks provided by third-country administrators until December 31, 2025. In May 2022, the European Commission published a consultation on the scope of the EU BMR and the regime for third-country benchmark administrators in preparation of the development of a legislative proposal.
•U.S. Listing and Trading Prohibitions on Certain Foreign Companies. The Holding Foreign Companies Accountable Act, or HFCAA, requires the SEC to identify any company that retains a registered public accounting firm located in a foreign jurisdiction and that the Public Company Accounting Oversight Board, or PCAOB, is unable to inspect or investigate because of a position taken in such foreign jurisdiction. After three years of non-inspection, the SEC is required to prohibit the trading of the securities of identified issuers on a U.S. securities exchange or in any “over-the-counter” market in the U.S. In December, the PCAOB announced that it was able to inspect audit firms for the Chinese and Hong Kong issuers the SEC had previously identified as using non-inspected audit firms. As a result, trading in these companies’ securities will not be suspended and the three-year period in the HFCAA resets.
•U.S. Equity Market Proposals. The SEC proposed significant changes to the rules governing securities trading that would impact the way in which ICE’s securities exchanges are able to compete with other execution venues.
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
ITEM 1(A).   RISK FACTORS

The risks and uncertainties described below are those that we currently believe could materially adversely affect us. Other risks and uncertainties that we do not presently consider to be material or of which we are not presently aware may become important factors that affect us in the future. If any of the risks discussed below actually occur or continue to occur, our business, financial condition, operating results or cash flows could be materially adversely affected. Accordingly, you should carefully consider the following risk factors, as well as other information contained in or incorporated by reference in this Annual Report.
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
•Climate change and the transition to renewable energy pose operational, commercial, regulatory and financial risks.
•We may be required to recognize impairments of our goodwill, other intangible assets or investments.
•We may not realize the expected benefits of our majority investment in Bakkt and the investment may introduce additional risks to our business due to its evolving business model.
•Pandemics or other public health emergencies, including the emergence of new COVID-19 variants resulting in another pandemic, could adversely affect our business, results of operations and financial condition.
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
•Regulatory developments or court rulings may have an adverse impact on our ability to derive revenue from market data and connectivity fees.
•The uncertainty surrounding the U.K. and EU regulatory frameworks following the U.K.'s exit from the EU, commonly referred to as Brexit, could adversely impact our business, results of operations and financial condition.
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
Operational and Liquidity
•Our systems and those of our third-party service providers are vulnerable to cyberattacks, hacking and other cybersecurity risks, which could result in wrongful manipulation, disclosure, destruction, or use of our information or that of a third party, or which could make our participants unable or reluctant to use our electronic platforms.
•Our business has in the past been, and may in the future be, harmed by computer and communication systems failures and delays.
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
•We currently have a substantial amount of outstanding indebtedness which could adversely affect our financial condition and operations and restrict our activities or our ability to satisfy our debt service obligations.
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
Black Knight Acquisition
•The merger will not be completed unless important conditions are satisfied or waived, including regulatory approvals.
•Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated, that could have an adverse effect on ICE following the merger or that are otherwise unacceptable to ICE.
•We may be unable to successfully integrate Black Knight’s business and realize the anticipated benefits of the merger, and we will incur significant costs in connection with the merger and the integration of Black Knight.
•As a result of the merger, we will be subject to risks relating to the business conducted by Black Knight.
•After the completion of the merger, we will be more leveraged than we currently are, and the financing arrangements that we will enter into will contain restrictions and limitations that could, under certain circumstances, have a material adverse effect on our business and operations.
BUSINESS AND INDUSTRY
Global economic, political and financial market events or conditions may negatively impact our business.
Adverse macroeconomic conditions, including recessions, inflation, supply chain issues, labor shortages, government shutdowns, currency fluctuations, interest rate changes, increased mortgage foreclosure volume, decreased mortgage origination volume, geopolitical events or conflicts, international trade disputes, including the imposition of tariffs or other protectionist measures, actual or anticipated large-scale defaults or failures or slowdown of global trade have in the past negatively impacted consumer and corporate confidence and resulted in reductions in consumer, government and corporate spending, and could have such effects in the future, and in turn impact our business. If our customers reduce spending, workforce, mortgage origination activity, trading activity or demand for financial data as a result of challenges in the prevailing economic markets, our revenues could decline.
During 2022, macroeconomic conditions, including rising interest rates, recent spikes in inflation rates and market volatility, along with geopolitical concerns, including the war in Ukraine and the sanctions and other measures that have been and continue to be imposed in response to the war, created economic and political uncertainty and volatility in global markets, resulted in a dynamic operating environment and impacted our operations and results, and these impacts may continue in 2023. The Russia-Ukraine conflict has been the catalyst for an energy crisis in Europe. Our customers and members are experiencing liquidity stress, particularly in the energy industry, and the risk of default has increased. Government interventions related to the energy crisis that have been enacted or that have been proposed could also have a negative impact on our business.
In addition, U.S. trade and diplomatic tensions, including U.S. government policies toward China and Chinese government policies toward the U.S., are likely to impact our existing business and future opportunities. For example, in response to a 2020 executive order by President Trump and the June Order by President Biden in 2021, the NYSE delisted four Chinese telecommunications companies identified in those executive orders. In addition, the HFCAA, enacted in December 2020, requires the SEC to suspend trading in the U.S. of any company whose accounting firm the PCAOB is unable to inspect or investigate for three consecutive years. Though, in December, the PCAOB announced that it was able to inspect audit firms for the Chinese and Hong Kong issuers the SEC had previously identified as using non-inspected audit firms, thus resetting the three-year period in the HFCAA. There remains the risk that in the future the SEC may suspend trading of NYSE-listed companies under this Act, which would require us to suspend trading for those companies to comply with U.S. government policies, which could impact our business.
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
•the impact of climate change and the transition to renewable energy and away from fossil fuels;
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
Further, NYSE’s revenue increases when more companies are seeking access to public markets, and on the NYSE specifically. Continued stagnation or declines in the IPO market, or issuers choosing to list on venues other than the NYSE, could have an adverse effect on our revenues.
In addition, adverse conditions in the residential mortgage lending industry, including a substantial or prolonged decline in mortgage lending volume or an increase in mortgage foreclosure volume, have in the past increased our costs or had an adverse effect on our revenues and may do so in the future. For example, beginning in early 2021 and through the date of this Annual Report, mortgage lending volume has decreased substantially and could continue to further decrease in the future. This decrease in lending volume has adversely affected our revenues, in particular those of a transactional nature which are directly connected to the number of loans processed using our technology. Factors that are currently adversely impacting mortgage lending volumes include increased mortgage interest rates, as well as housing affordability and availability. Additional factors that could now or in the future adversely impact mortgage lending volumes include reduced consumer and investor demand for mortgages, more stringent underwriting guidelines, decreased liquidity in the secondary mortgage market, high levels of unemployment, high levels of consumer debt, lower consumer confidence, changes in tax and other regulatory policies, the number of existing mortgages eligible for refinancing, and other macroeconomic factors.
Owning clearing houses exposes us to risks, including risks related to defaults by clearing members, risks related to investing margin and guaranty funds and the cost of operating the clearing houses.
There are risks inherent in operating clearing houses, including exposure to the market and counterparty risk of clearing members, market liquidity risks, defaults by clearing members and risks associated with custody and investing margin or guaranty fund assets provided by clearing members to our clearing houses, which could subject our business to substantial losses. For example, clearing members in ICE Clear Europe have provided margin and guaranty funds with an aggregate cash balance of $105.4 billion as of December 31, 2022 and a total of $147.4 billion for all of our clearing houses as of December 31, 2022. In addition to the use of Sovereign Central Bank access when applicable, the ICE Clearing Houses may use third-party investment advisors for investment of cash assets, subject to the guidelines provided by each clearing house, and may add or change the investment managers from time to time. To the extent available, ICE Clear Credit holds the U.S. dollar cash and U.S. Treasuries that clearing members transfer to satisfy their original margin and guaranty fund requirements at its account at the Federal Reserve. With respect to other clearing member cash posted, ICE Clear Credit currently self-manages and uses external investment managers to invest such cash margin and guaranty fund deposits.

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
Our clearing houses hold a substantial amount of assets as margin or guaranty fund contributions, which comprise U.S. and other sovereign treasury securities. As of December 31, 2022, our clearing houses held $118.1 billion of non-cash margin or guaranty fund contributions in U.S. and other sovereign treasury securities: $91.8 billion of this amount was comprised of U.S. Treasury securities, $3.8 billion of French Treasury securities, $2.2 billion of German Treasury securities, $2.8 billion of U.K. Treasury securities and $17.5 billion of other European, Japanese, Canadian and Tri-Party Treasury securities. Sovereign treasury securities have historically been viewed as one of the safest and most liquid securities for clearing houses to hold due to the perceived credit worthiness of major governments. If there is a collapse in a specific currency relied upon by our clearing houses, our clearing houses will face significant expenses in changing their systems and such an event could cause a credit contraction and major swings in asset prices and exchange rates. To mitigate this risk, our clearing houses currently apply a discount or “haircut” to the market values for all sovereign securities held as margin or guaranty fund contributions; however, market conditions could change more quickly than we adjust the amount of the haircuts and the haircuts could be insufficient in the event of a sudden market event.
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
Further, changes in the rules of our securities markets must be reviewed and approved by the SEC. Approval of such changes by the SEC cannot be guaranteed, and the SEC could delay either the approval process or the initiation of the public comment process. Any denial or delay in approving changes could have an adverse effect on our business, financial condition and operating results. The SEC continues to challenge fee filings on securities market data, which has the potential to negatively impact the value of proprietary data products.
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
In the event that inflation continues to increase significantly and persistently, this would likely increase the cost of capital, resulting in a slowdown of the growth of early stage companies, causing companies to stay private longer. Credit health of market participants may also be impacted, increasing the risk of default or companies inability to comply with listing standards. An inflationary environment may also reduce consumer optimism resulting in lower demand for mortgage loans.
Factors that are particularly likely to affect price and interest rate levels and volatility, and thus trading and mortgage loan production volumes, include:
•global economic, political and market conditions; and
•concerns over recession, inflation, deflation, legislative and regulatory changes, government fiscal and monetary policy - including actions by the Federal Reserve and other foreign monetary units' governing bodies, and investor and consumer confidence levels.
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

In an attempt to combat inflation, countries and regions have used monetary policy, through increasing central bank interest rates, and such actions have caused, and may continue to cause, volatility in currency exchange rates.
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
Climate change and the transition to renewable energy pose operational, commercial, regulatory and financial risks.
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
In addition, the transition to renewable energy involves changes to consumer and institutional preferences around energy production and consumption, and the possible failure of our products or services to facilitate the needs of customers during the transition to renewable energy could adversely impact our business and revenues. Changing preferences could also have an adverse impact on the operations or financial condition of our customers, which could result in reduced revenues from those customers. We are also subject to risks relating to new or heightened climate change-related regulations or legislation, which could impact us and our customers and result in increased regulatory, compliance or operational costs. We are also subject to reputational risks relating to the perception of whether or not we are facilitating a migration away from fossil fuels. For example, our reputation could be damaged as a result of our offering certain products or services associated with causing or exacerbating climate change, or by any decision by us to continue to conduct or change our activities in response to considerations relating to climate change.
The risks associated with climate change and the transition to renewable energy are continuing to evolve rapidly, and we expect that climate change-related risks may increase over time.
We may be required to recognize impairments of our goodwill, other intangible assets or investments.
The determination of the value of goodwill and other intangible assets requires the use of estimates and assumptions that affect our consolidated financial statements. As of December 31, 2022, we had goodwill of $21.1 billion and net other intangible assets of $13.1 billion relating to our acquisitions and our purchase of trademarks and Internet domain names from various third parties.
During 2022, we recorded an impairment of our equity investment in Bakkt and we cannot assure you that we will not experience future events that may result in these types of impairments. An impairment of the value of our existing goodwill, other intangible assets and other investments and assets could have a significant negative impact on our future operating results.
For additional information on our goodwill, other intangible assets and investments, refer to Notes 3, 4 and 9 to our consolidated financial statements and “- Critical Accounting Policies - Goodwill and Other Identifiable Intangible Assets” in Item 7 “- Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in this Annual Report.
We may not realize the expected benefits of our majority investment in Bakkt and the investment may introduce additional risks to our business due to its evolving business model.
We have a majority equity ownership interest in Bakkt, which operates as a separate publicly-traded company listed on the NYSE. Due to our majority equity ownership interest in Bakkt, we have increased financial and reputational risks if there is a security or system failure, a failure to launch one or more products, or if Bakkt's business is unsuccessful. It may take longer than expected for us to realize the expected returns from this investment or such returns may ultimately be less than anticipated. In 2022, Bakkt reported an impairment of goodwill and intangible assets and we recorded an impairment of our equity investment in Bakkt. Subsequent impairments on our equity investment in Bakkt may become necessary. Furthermore, our investment in Bakkt entails numerous risks, including risks relating to our minority voting interest in Bakkt and risks relating to Bakkt’s ability to:
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
•comply with existing or new laws, regulations or orders of any governmental authority related to the use of digital assets, which are currently under additional regulatory scrutiny following recent negative events in the cryptocurrency industry; and
•maintain technology systems and processes that prevent cyberattacks and security vulnerabilities.
As digital assets and blockchain technologies evolve, Bakkt may add, modify or discontinue certain aspects of its business model relating to the product mix and service offerings. Future additions and modifications to Bakkt’s business will increase the complexity of its business and place significant strain on Bakkt’s management, personnel, operations, systems, technical performance, financial resources and internal financial control and reporting functions. We cannot offer any assurance that these or any other additions or modifications will be successful or will not result in harm to Bakkt’s business. In addition, recent volatility in digital asset markets and bankruptcies relating to digital asset companies could, among other things, reduce confidence in digital assets and blockchain technologies. These events are continuing to develop and it is not possible to predict at this time all of the risks that they may pose to Bakkt or on the digital asset industry as a whole.
Pandemics and other public health emergencies, including the emergence of new COVID-19 variants resulting in another pandemic, could adversely affect our business, results of operations and financial condition.
The coronavirus (COVID-19) pandemic created economic and financial disruptions globally and led governmental authorities to take unprecedented measures to mitigate the spread of the disease. From an operational perspective, the spread of COVID-19 resulted in, and the emergence of a new pandemic or other health emergency, including a resurgence of COVID-19, could in the future result in, temporary closures of our office facilities and the office facilities of our customers and our third-party vendors. We cannot assure you that such measures will adequately protect our business, and could introduce new operational risks, including, but not limited to, cybersecurity risk, and could strain our technological resources and business continuity plans. If one or more of the third-party vendors to whom we outsource certain material activities claim that they cannot perform due to a force majeure or experience operational failures as a result of a pandemic or other public health emergency, it could have a material adverse effect on our business, results of operations and financial condition. The emergence of variant strains that are resistant to vaccines or a decrease in the effectiveness of vaccines over the long term could impact, among other things, the availability of our executive officers, staff and primary facilities, and the viability of our customers.
In addition, in 2022, the spread of COVID-19 variants, along with other factors, such as restrictions and limitations on business activities, labor shortages at ports and for long-haul transportation, rising fuel costs and raw material shortages, have resulted in disruptions to global supply chains, which have impacted the availability of critical hardware and extended lead times for certain components and systems we require for our operations. A resurgence in COVID-19 cases, or another pandemic or public health emergency, could continue to negatively affect the flow or availability of certain hardware and related products for technology that we need to operate our business effectively and efficiently. Our inability to acquire suitable hardware and related products on acceptable terms or the loss of key suppliers could negatively affect our business. Pandemic and public health-related restrictions could also impact third-party providers' abilities to meet their contractual obligations to us, potentially impacting our operations. Pandemics and public health emergencies could also have an adverse impact on our customers’ businesses, risk management needs and ability to trade, and, to the extent they do so may adversely affect our business, financial condition or results of operations.
LEGAL AND REGULATORY
Our businesses and those of many of our clients have been and continue to be subject to extensive legislation and regulatory scrutiny, and we face the risk of changes to our regulatory environment and business in the future.
We are and will continue to be subject to extensive regulation in many jurisdictions around the world, and in particular in the U.S. and the U.K. We face the risk of significant actions by regulatory and taxing authorities in all jurisdictions in which we conduct our businesses and hold investments, which may affect our business, the activity of our market participants, and our results. Among other things, as a result of regulators and tax authorities enforcing existing laws and regulations, we could be censured, fined, prohibited from pursuing certain acquisitions or engaging in some of our business activities, subjected to limitations or conditions on our business activities, including fair, reasonable and nondiscriminatory pricing restrictions, also known as FRAND, and prohibiting the inclusion of, or reliance on, “unfair” terms in certain customer contracts, or subjected to new or substantially higher taxes or other governmental charges in connection with the conduct of our business or with respect to our employees, including settlement payments, interest payments and penalty payments. In many cases, our activities may be subject to overlapping and divergent regulation in different jurisdictions.
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
The European Commission has adopted or proposed various options for regulatory intervention to address high energy prices including, among others, price limiting mechanisms on exchange traded gas products, the introduction of circuit breakers and the development of LNG import benchmarks. Trading volumes on ICE Endex, the primary European exchange for the benchmark European gas contract, and ICE Clear Europe, which clears ICE Endex contracts, could be impacted. Additionally, in December 2022, a coalition of various nations have set the price of Russian crude oil at or below $60 a barrel, which may impact our businesses and those of our clients. There may be additional regulatory changes forthcoming and additional impacts to our business.

We are also subject to regulatory risks relating to the mortgage industry, which is heavily regulated in the U.S. Changes to existing laws or regulations or adoption of new laws or regulations that affect the residential mortgage industry could reduce residential mortgage volume or otherwise limit the ability of users and participants of our mortgage technology services to operate their businesses, resulting in decreased usage of our solutions. Alternatively, reduced regulatory requirements could also reduce the demand for certain of our products and services, which are intended to enable our customers to satisfy existing regulatory requirements. Potential structural changes to federal agencies integral to the U.S. residential mortgage industry, in particular, those involving the roles of Fannie Mae and Freddie Mac, in addition to the regulatory roles of the CFPB and other banking regulators, could disrupt the residential mortgage market and have a material adverse effect on our business. Further, as a critical third-party service provider in the mortgage industry, we are subject to supervision and examination by certain regulators, which has resulted in, and will continue to result in, additional operating costs.
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
U.S., U.K. and EU legal and regulatory developments, in particular EMIR, EMIR 3.0, U.K. Markets in Financial Instruments Directive II, or U.K. MiFID II, and EU Markets in Financial Instruments Directive II, or EU MiFID II, the U.K BMR and the EU BMR, including each such regulation as incorporated into U.K. law, and the Dodd-Frank Act, have significantly altered and propose to further alter the regulatory framework within which we operate and may adversely affect our competitive position and profitability. These regulatory developments could also cause us to change our business practices, restructure our businesses or move certain of our businesses and employees. The enacted and proposed legal and regulatory changes most likely to affect our businesses are: non-discriminatory access provisions of U.K. MiFID II and EU MiFID II, interoperability and margin rules in EMIR, enhanced regulatory capital liquidity and leverage rules in Basel III and Capital Requirements Directive IV, access rules under the U.K. BMR and EU BMR, the non-harmonization of margin requirements, access to our benchmarks, U.K. CCP resolution enhancements and maintaining our exchanges’ abilities to operate as SROs with related immunity for the discharge of their regulatory functions. In addition, as the EU and U.K. amend legislation and regulation post-Brexit, there is a risk of increased divergence between the EU and U.K. regulatory regimes. As the operator of global businesses, the lack of harmonization in international financial reform efforts could impact our business as our clearing houses and exchanges are subject to regulation in multiple jurisdictions.
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
In 2016, the SEC approved a plan to establish a market-wide consolidated audit trail, or CAT, to improve regulators’ ability to monitor trading activity. In 2018, the first phase of implementation went live and required SRO participants to begin reporting to the CAT. In addition to increased risk in connection with our regulatory obligations and implementation of the CAT could result in significant additional expenditures, which may not be reimbursed. Funding of the implementation and operation of the CAT is ultimately expected to be provided by both the SROs and broker-dealers. To date, however, funding has been provided solely by the SROs, partly in exchange for promissory notes, which increases the risk that SROs, including us, will not be reimbursed for costs expended to date. Due to the replacement of the original plan processor, we recorded promissory note impairment charges of $2 million and $16 million in 2020 and 2019, respectively. Because the SEC has not approved a funding model that shares the cost of the CAT between SROs and broker-dealers, we believe there is a risk that SROs are not reimbursed, resulting in this impairment. Until the SEC approves a funding model, the SROs will continue to incur additional costs, which may become significant and may not be reimbursed. As of December 31, 2022, we have accrued approximately $83 million as a receivable in connection with our portion of expenses related to the CAT implementation. In addition, there are additional risks to SRO participants related to regulatory actions or fines in connection with a delay in implementation of the CAT.

There is an increased focus on, and scrutiny of, ESG data and ratings providers by regulators and policymakers. Regulators and policymakers have indicated that extension of their regulatory oversight to ESG data service providers is possible. This could result in new or additional regulations applicable to our ESG data products and services which could result in additional operating costs.
We are subject to tax laws, regulations, rulings and audits in multiple U.S. and non-U.S. jurisdictions that could have a significant impact on our business and lead to additional expenditures for us or our customers. For example, there have been discussions in various jurisdictions around financial transaction or digital service tax frameworks as well as global minimum corporate income tax rates. Changes to tax frameworks in jurisdictions where we operate significant business, for example, the U.S., the U.K. and the EU have the potential to increase costs to us or to our market participants and discourage participation in the markets we operate. Furthermore, implementation of any new or amended tax laws or regulations could impact our global operations, trading volumes or financial results.
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
Our acquisitions expose us to new regulatory requirements. For example, our acquisition of the BondPoint ATS in January 2018 and our acquisition of TMC Bonds in July 2018 exposes us to increased exposure to regulatory scrutiny from the SEC, FINRA and MSRB. Our acquisition of Ellie Mae in 2020 and our pending acquisition of Black Knight exposes us to increased regulatory scrutiny from U.S. regulatory bodies that regulate the U.S. residential mortgage industry, including the FFIEC and its member agencies, and the CFPB, among others. Compliance with any such regulatory requirements gives rise to costs and expenses that may be material.
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
Regulatory developments or court rulings may have an adverse impact on our ability to derive revenue from market data and connectivity fees.
Regulatory developments or court rulings could reduce the amount of revenue that we obtain from exchange market data and connectivity fees related to our U.S. equity and options exchanges. With respect to our U.S. equities and equity options exchanges, our ability to assess fees for market data products and certain connectivity fees are subject to review by the SEC. There continue to be opposing industry viewpoints as to the extent that our U.S. equities and equity options exchanges should be able to charge for market data and market access, and the manner in which we set such exchange fees could be reassessed.

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
The uncertainty surrounding the U.K. and EU regulatory frameworks following the U.K.'s exit from the EU, commonly referred to as Brexit, could adversely impact our business, results of operations and financial condition.
Brexit has created political and economic uncertainty and instability in the global markets, particularly in the U.K. and EU. Political and economic uncertainty surrounding the future relationship of the U.K. and EU could lead to certain macroeconomic conditions that adversely affect our business. The long-term effects of Brexit will depend, in part, on the agreement the U.K. made to retain access to EU markets. The EU and U.K. continue to implement regulatory proposals related to the provision of financial services and the administration of benchmarks and indices in the EU and U.K. related to Brexit.
In January 2021, the U.K. completed its withdrawal from the EU. Prior to completing its withdrawal, the U.K. and EU agreed to a trade and cooperation agreement which governs the EU-U.K. relationship after the completion of the U.K.’s exit from the EU. The U.K.-EU Brexit deal did not provide a transition period for financial services, or any new arrangements to replace the existing “passport.” This leaves both the U.K. and EU to address matters of access in financial services through declarations of equivalence under existing equivalence regimes contained in U.K. and EU law and through domestic laws. The EC has adopted an 18-month temporary equivalence decision for U.K. CCPs, which began to apply as of January 1, 2021. ICE Clear Europe has been recognized by ESMA as a third-country CCP in accordance with EMIR and in March 2022, ESMA extended ICE Clear Europe's temporary recognition and tiering decision to June 2025.
The U.K. launched HM Treasury's Wholesale Markets Review to improve the competitiveness of the U.K. financial services sector and in March 2022 published its consultation response and its proposals will be implemented through a combination of legislation and regulatory developments. The U.K.'s Financial Services and Markets Bill 2022-23 proposes changes to the U.K.'s financial services sector and incorporates recommendations from the Wholesale Markets Review. In parallel, the FCA has been tasked with implementing new proposals. Several of the proposals introduced by the Wholesale Markets Review seek to address developments in the U.K. economy since MiFID II was implemented.
In December 2022, the European Commission published new legislative proposals on clearing services amending EMIR and provisions in the framework. The European Commission aims to encourage clearing in the EU and reduce exposure to non-EU CCPs. These proposals and those mentioned above could impact our business.
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
Additionally, the FCA is requiring IBA to publish certain LIBOR settings under a changed "synthetic" methodology, with certain settings ceased December 31, 2022 and certain others scheduled to cease after March 31, 2023 and March 31, 2024. In November 2022, the FCA issued a consultation on a proposal to require continued publication of certain LIBOR settings under the synthetic methodology until September 30, 2024. Any settings published under a “synthetic” methodology are not representative of the underlying market or economic reality the setting is intended to measure as those terms are used in the U.K. BMR. Any failures, negative publicity or lawsuits related to our subsidiaries' administration of "synthetic" LIBOR, could result in a loss of confidence in the administration of these benchmarks and indices and could harm our business and our reputation. See Item 1 “- Business - Regulation” above for additional information regarding the LIBOR transition, including risks to our business associated with the LIBOR transition.
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
In addition, certain regulators, including the SEC and FCA, have issued consultations to gather feedback on index provider businesses. The results of these consultations may lead to a regulatory response that could affect our business. Additional regulation on index providers in the U.S., U.K., or other jurisdictions, could have a negative impact on our revenues.
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
In addition, we are subject to legal disputes that could result in the payment of fines, penalties or damages and could expose us to additional liability in the future. See Item 3 "Legal Proceedings" in this Annual Report for a general description of our legal proceedings and claims and Note 16 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report, for a summary of specific legal proceedings. The outcome of any of these legal proceedings that remain unresolved cannot be determined and adverse rulings in these matters could impact our financial condition and continued operations.
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
OPERATIONAL AND LIQUIDITY
Our systems and those of our third-party service providers are vulnerable to cyberattacks, hacking and other cybersecurity risks, which could result in wrongful manipulation, disclosure, destruction, or use of our information or that of a third party, or which could make our participants unable or reluctant to use our electronic platforms.
The secure transmission of confidential information and the ability to reliably transact on our electronic platforms and provide financial data services are critical elements of our operations. Some of our products and services involve the storage and transmission of proprietary information and sensitive or confidential client and other data, including client portfolio information or personally identifiable information. If anyone gains improper access to our electronic platforms, networks or databases, they may be able to steal, publish, delete or modify our confidential information or that of a third party. Breaches of our cybersecurity measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our clients or our customers, including the potential loss or disclosure of such information or data could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation, regulatory action and potential liability for us, damage our brand and reputation or otherwise harm our business. Our networks and those of our participants, third-party service providers and external market infrastructures may be vulnerable to compromise, unauthorized access, security technology failure, malware, social engineering, denial of service attacks, terrorism, ransomware attacks, supply chain attacks, firewall or encryption failures or other security problems resulting in loss of data integrity, information disclosure, unavailability or fraud. The financial services industry has been targeted for purposes of political protest, activism and financial gain and our role in the global marketplace places us at greater risk than other public companies for cyberattack and other information security threats. Further, former employees of companies in the financial sector have misappropriated trade secrets or stolen source code in the past and we could be a target for such illegal acts in the future. There also may be system or network disruptions if new or upgraded systems are defective or not tested and installed properly.
Although we have not been subject to cyberattacks or other cyber incidents that have had a material impact on our operations or financial condition, we have from time to time experienced cybersecurity events including distributed denial of service, or DDoS, attacks, malware infections, phishing, web attacks and other information technology incidents that are typical for a financial services company of our size. For example, we experienced DDoS attempts, brand misuse, and phishing attempts directed toward employee systems and personal email accounts during 2022. While we operate an Information Security program that is designed to prevent, detect, track and mitigate cyber incidents and that has detected and mitigated such incidents in the past, we cannot assure you that these measures will be sufficient to protect our business against future attacks. Any such attacks could result in reputational damage, cause system failures or delays that could cause us to lose customers, cause us to experience lower current and future trading volumes or incur significant liabilities or have a negative impact on our competitive position. In addition, given the increasing complexity and sophistication of the techniques used to obtain unauthorized access or disable or degrade systems, a cyberattack could occur and persist for an extended period of time before being detected, and we may not anticipate these acts or respond adequately or timely. The extent of a particular cyber incident and the steps that we may need to take to investigate the incident may not be immediately clear, and it may take a significant amount of time before such investigation can be completed and full and reliable information about the incident is known. While such an investigation is ongoing, we may not necessarily know the extent of the harm or how best to remediate it, which may compound damages before the incident is discovered or remediated. Additionally, as threats continue to evolve and increase, and as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, we may be required to devote significant additional resources to modify and enhance our security controls and to identify and remediate any security vulnerabilities, which could adversely impact our net income.
Further, cybersecurity threats to, and incidents involving, vendors and other third parties who support our activities - particularly those with less-sophisticated defenses - could impact us. For example, although we did not experience any material impacts from the Log4j security vulnerability that was widely publicized in December 2021, and exploited in various forms in 2022, we cannot assure you that we will not experience future events that may be material.
Our business has in the past been, and may in the future be, harmed by computer and communication systems failures and delays.
Our business depends on the integrity, reliability and security of our infrastructure which is highly dependent on our computer and communication systems. Our customers rely on us for the delivery of time-sensitive, up-to-date and high-quality financial market data, analytics and related solutions. Our timely, reliable delivery of high-quality products and services is dependent upon an array of technical production processes that enable our content delivery platforms. Our redundant systems or disaster recovery plans, including our ability to recover from the loss of one of our primary data centers, may prove to be inadequate in the event of a systems failure or cybersecurity breach. Our systems, or those of our third-party providers, may fail or be shut down or, due to capacity constraints, may operate slowly, causing one or more of the following or other issues:
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
•distribution of inaccurate or untimely market data;
•disruption to ICE Mortgage Technology and loan origination systems; and
•financial loss to us or those who depend on our systems and data.
We have experienced system failures in the past due to telecommunication failures and hardware and software malfunctions and defects, and could experience future system failures due to power or telecommunications failures, human error on our part or on the part of our vendors or participants, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, cyberattacks, intentional acts of vandalism or terrorism and similar events. For example, on January 24, 2023, due to a system issue resulting from a manual error in configuring relevant systems at the start of the trading day, the NYSE did not conduct opening auctions in a subset of listed securities. Some of the resulting trades were later reversed under NYSE rules, and NYSE members otherwise impacted by the event have submitted claims for losses for which the NYSE may consider appropriate compensation under its rules. NYSE may also be potentially subject to additional claims from the SEC or unknown third parties as a result of this event. This January 24, 2023 NYSE system issue, and other system issues in the future, could result in damage to our business reputation and participant dissatisfaction with our electronic platform, which could prompt participants to trade elsewhere or expose us to litigation or regulatory sanctions. As a consequence, our business, financial condition and operating results could suffer materially.
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
Many of our clients also rely on third parties to provide them with systems necessary to access our trading platform. If these companies were to discontinue providing services to our clients for any reason, we may experience a loss of revenue associated with our clients’ inability to transact with our businesses. We hold exclusive licenses to list various index futures and options contracts. In the future, litigation or regulatory action may limit the right of owners to grant exclusive licenses for index futures and options contracts trading to a single exchange, and our competitors may succeed in providing economically similar products in a manner or jurisdiction not otherwise covered by our exclusive license. MiFID II introduced a harmonized approach to the licensing of benchmarks in Europe and the legislation requires non-discriminatory access to any benchmarks registered in Europe. If unlicensed trading of any index product where we hold an exclusive license were permitted, we could lose trading volume for these products which would adversely affect our revenues associated with the license and the related index products.
Our success largely depends on key personnel, including our senior management, and having adequate succession plans in place. We may not be able to attract, retain and develop the highly skilled employees we need to support our business, which could harm our business.
Our future performance depends, in large part, on the continued services of our senior management and other key personnel, including our ability to attract, retain and motivate key personnel. Competition for key personnel in the various localities and business segments in which we operate is intense. Our ability to attract and retain key personnel, in particular senior management, will be dependent on a number of factors, including prevailing market conditions and compensation packages offered by companies competing for the same talent. Current economic, market, social, and political conditions and the re-opening of the global economy have increased talent risk, which has led to higher employee attrition and made recruitment for certain positions more difficult, and could lead to a loss of top performers and make it more difficult to fill key positions. For example, our in-office requirements, as well as the location of our offices, and our remote working arrangements may not meet the needs or expectations of our employees, including senior management or other key employees, or may not be viewed as competitive, which could negatively impact our ability to attract and retain highly skilled employees. In addition, we operate globally and geopolitical events or conflicts in the countries or regions in which we operate could lead to physical risks to our personnel and disruption to business continuity that could negatively impact our ability to execute our business strategy. There is no guarantee that we will have the continued service of key employees who we rely upon to execute our business strategy and identify and pursue strategic opportunities and initiatives. The loss of the services of any of our senior management or other key personnel, or our inability to attract highly qualified senior management and other key personnel, could harm our business. In particular, we have to incur costs to replace senior officers or other key employees who leave, and our ability to execute our business strategy could be impaired if we are unable to replace such persons in a timely manner or at all.
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
We currently have a substantial amount of outstanding indebtedness which could adversely affect our financial condition and operations and restrict our activities or our ability to satisfy our debt service obligations.
As of December 31, 2022, we had $18.1 billion of outstanding debt. This level of indebtedness could have important consequences to our business, including making it more difficult to satisfy our debt service obligations, increasing our vulnerability to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, placing us at a competitive disadvantage compared to our peers and restricting us from pursuing certain business opportunities. As we use our available resources to reduce and refinance our consolidated debt, our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and our ability to pursue future business opportunities may be further restrained. In addition, the terms of our debt facilities contain affirmative and negative covenants, including a leverage ratio test and certain limitations on the incurrence of additional debt or the creation of liens and other matters. Further, a portion of our outstanding debt has historically been and may continue to be in commercial paper, which is subject to interest rate changes. Rising interest rates will result in an increase in our interest expense. We may incur additional indebtedness in the future, which could materially affect our financial condition.
Our long-term and short-term debt is currently rated by Moody’s Investor Services and Standard & Poor’s. These ratings agencies regularly evaluate us and our credit ratings based on a number of quantitative and qualitative factors, including our financial strength and conditions affecting the financial services industry, generally. Our credit ratings remain subject to change at any time, and it is possible that a ratings agency may take action to downgrade our credit ratings in the future. In particular, our inability to sustain our targeted level of debt on a consolidated basis may result in a downgrade of our credit ratings. A significant downgrade of our credit ratings in the future could impact customers’ willingness to use our clearing houses, make parties less willing to do business with us, and could negatively impact our ability to access the capital markets and increase the cost of our commercial paper and any future debt funding we may obtain.
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
In the mortgage technology sector, we compete against other technology providers as well as companies that offer “point of sale” or web-based online loan applications services. We also compete with traditional methods of exchanging data and documents among mortgage industry participants, such as email, facsimile, phone, courier, and mail. Mortgage originators may also manually upload loan data or enter information into each investor’s, lender’s, or service provider’s website in lieu of using our solutions. There is vigorous competition among providers of mortgage technology services, and we may be unsuccessful in differentiating our services to the extent necessary to effectively compete and may not succeed in convincing potential customers using other services or methods to switch to ours.
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
Our business is dependent on proprietary technology and other intellectual property that we own or license from third parties, including trademarks, service marks, trade names, trade secrets, copyrights and patents. We cannot assure you that the steps that we have taken or will take in the future will prevent misappropriation of our proprietary technology or intellectual property. Additionally, we may be unable to detect the misappropriation or unauthorized use of our proprietary technology and intellectual property. Our failure to adequately protect our proprietary technology and intellectual property could harm our reputation and affect our ability to compete effectively. Further, we have resorted to litigation to enforce our intellectual property rights in the past, and may need to do so in the future, which requires significant financial and managerial resources.
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
We have completed many acquisitions and plan to continue to pursue acquisitions and joint ventures, including our pending acquisition of Black Knight. The success of our acquisitions will depend, in part, on our ability to integrate these businesses and realize anticipated cost savings, revenue synergies and growth opportunities. We generally set aggressive timelines for realizing savings, which assumes we successfully undertake a variety of actions (including, but not limited to, integrating technology, eliminating redundancies and effecting organizational restructurings) that are themselves subject to a variety of risks and may be subject to regulatory approvals that we do not control. The process of integrating acquired companies is time consuming and could disrupt each company’s ongoing businesses, produce unforeseen regulatory and operating difficulties (including inconsistencies in standards, controls, procedures and policies that adversely affect relationships with market participants, regulators and others), require substantial resources and expenditures and divert the attention of management from the ongoing operation of the business.
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
Our organizational documents contain provisions that may have the effect of discouraging, delaying or preventing a change of control of, or unsolicited acquisition proposals for, ICE. These provisions make a change of control less likely, which may be contrary to the desires of certain of our stockholders. Many of these provisions are required by relevant regulators in connection with our ownership and operation of U.S. and European equity exchanges. For example, our organizational documents include provisions that generally restrict any person (either alone or together with its related persons) from (i) voting or causing the voting of shares of stock representing more than 10% of our outstanding voting capital stock (including as a result of any agreement by any other persons not to vote shares of stock) or (ii) beneficially owning shares of stock representing more than 20% of the outstanding shares of any class or series of our capital stock. Further, our organizational documents generally limit the ability of stockholders to act by written consent, and generally authorize our Board of Directors, without stockholder approval, to issue and fix the rights and preferences of one or more series of preferred stock. In addition, provisions of Delaware law may have a similar effect, such as provisions limiting the ability of certain interested stockholders, as defined under Delaware law, from causing the merger or acquisition of a corporation against the wishes of the Board of Directors.
RISKS RELATING TO THE BLACK KNIGHT ACQUISITION

The merger will not be completed unless important conditions are satisfied or waived, including regulatory approvals.
Specified conditions set forth in the merger agreement must be satisfied or waived to complete the merger, including the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act. If the conditions are not satisfied or, to the extent permitted by law, waived, the merger will not occur or will be delayed, and we may lose some or all of the intended benefits of the merger. If the merger is not completed, our ongoing businesses, financial condition, financial results and stock price may be materially and adversely affected and, without realizing any of the benefits of having completed the merger, we will be subject to a number of risks, including (i) the market price of our common stock could decline to the extent the current market price reflects an assumption that the merger will be completed; (ii) we could owe a termination fee of $725 million to Black Knight under certain circumstances; and (iii) we will be required to pay costs relating to the merger, such as legal, accounting, financial advisory, financing (including the redemption by us of $5 billion of bonds at 101% of par value if the merger is not completed, as described below) and printing fees.

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
Also, subject to limited exceptions, either ICE or Black Knight may terminate the merger agreement, if the merger has not been consummated on or before May 4, 2023, subject to two automatic extensions of three months each, to August 4, 2023 and to November 4, 2023, respectively, if U.S. antitrust clearance or a related law, injunction, order or other judgment, in each case whether temporary, preliminary or permanent, that restrains, enjoins or otherwise prohibits the consummation of the merger, remains outstanding and all other conditions to closing are satisfied (or in the case of conditions that by their terms are to be satisfied at the closing, are capable of being satisfied if the closing were to occur on such date) at each extension date. If the closing extends beyond November 4, 2023 due to a delay in securing clearance under the HSR Act and neither party terminates the merger agreement, ICE would be subject to a special mandatory redemption feature pursuant to which ICE will be required to redeem all of the outstanding $5 billion of notes at a redemption price equal to 101% of the aggregate principal amount of the notes. ICE would then need to secure new financing to close the transaction. There can be no assurance that the new financing could be secured and if it is secured, the terms, including the interest rate, of the new financing may be less favorable to ICE when compared to the existing financing terms for the $5 billion of outstanding notes.
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
Following the consummation of the merger, we will be subject to a variety of risks relating to the business conducted by Black Knight, many of which we, and more specifically, ICE Mortgage Technology, already face in our business, as described above. Some of the specific risks facing Black Knight include risks relating to the mortgage lending industry, including general conditions in the industry; changes in inflation rates and interest rates; changes in current or new regulations and legislation and potential structural changes in the mortgage lending industry; technology risks, including cyber security and data privacy risks relating to Black Knight’s services; risks relating to intellectual property held or used by Black Knight; the ability of Black Knight to adequately compete with products or other companies, including through attracting new customers and retaining or selling additional service offerings to existing customers; risks relating to Black Knight’s use of international third-party service providers and Black Knight’s international operations; risks relating to Black Knight’s indebtedness; risks relating to Black Knight’s investment in Dun & Bradstreet Holdings, Inc.; and risks relating to current and future legal proceedings or disputes involving Black Knight. In connection with any such legal proceeding or other dispute, we could incur significant expenses. An adverse resolution of any such proceeding or dispute may require us to pay substantial damages or impose restrictions on how we conduct business, either of which could adversely affect our business, financial condition and operating results.
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

After the completion of the merger, we will be more leveraged than we currently are, and the financing arrangements that we will enter into will contain restrictions and limitations that could, under certain circumstances, have a material adverse effect on our business and operations.
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
We also expect that the agreements governing the indebtedness that we will incur will contain covenants that may, under certain circumstances, place limitations on certain actions that we could seek to undertake, which could have a material adverse effect on our business and operations.
ITEM 1 (B). UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
The net book value of our property was $1.8 billion as of December 31, 2022. Our intellectual property is described under the heading in Item 1 “- Business -Technology” and "-Business-Intellectual Property." In addition to our intellectual property, our other primary assets include buildings, computer equipment, corporate aircraft, software, and internally developed software. We own an array of computers and related equipment.

Our headquarters and principal executive offices are located in Atlanta, Georgia and New York, New York. We currently occupy 370,000 square feet of office space in Atlanta in two buildings that we own that serve as our Atlanta headquarters. Our New York headquarters are located at 11 Wall Street, where we occupy 370,000 square feet of office space in a building we own. In total, we maintain approximately 3.1 million square feet in offices primarily throughout the U.S., U.K., and India, with smaller offices located throughout the world. Generally, our properties are not earmarked for use by a particular business segment. Our principal offices consist of the properties described below.

Location	Owned/Leased	Lease Expiration	Approximate Size
5660 New Northside Drive Atlanta, Georgia	Owned	N/A	273,000 sq. ft.
5680 New Northside Drive Atlanta, Georgia	Owned	N/A	97,000 sq. ft.
11 Wall Street New York, New York	Owned	N/A	370,000 sq. ft.
Basildon, U.K.	Owned	N/A	539,000 sq. ft.
Mahwah, New Jersey	Leased	2029	396,000 sq. ft.
Skyview Tower Hyderabad, India	Leased	2024 - 2025	175,000 sq. ft.
4420 Rosewood Drive Pleasanton, California	Leased	2025	137,000 sq. ft.
55 East 52nd Street New York, New York	Leased	2028	94,000 sq. ft.
32 Crosby Drive Bedford, Massachusetts	Leased	2026	52,000 sq. ft.
Milton Gate London, U.K.	Leased	2024	72,000 sq. ft.
Tower VI, Cybercity Pune, India	Leased	2026-2029	71,000 sq. ft.
Fitzroy House London, U.K.	Leased	2025	68,000 sq. ft.
100 Church Street New York, New York	Leased	2024	65,000 sq. ft.
353 North Clark Street Chicago, Illinois	Leased	2027	57,000 sq. ft.
350 E Cermak Rd Chicago, Illinois	Leased	2022-2027	51,000 sq. ft.
In addition to the above, we currently lease an aggregate of nearly 611,000 square feet of administrative, sales and disaster preparedness facilities in various cities around the word. We believe that our facilities are adequate for our current operations and that we will be able to obtain additional space as and when it is needed.

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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Approximate Number of Holders of Common Stock
As of January 31, 2023, there were approximately 492 holders of record of our common stock. Our common stock trades on the New York Stock Exchange under the ticker symbol “ICE.”
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

Equity Compensation Plan Information
The following provides information about our common stock that has been or may be issued under our equity compensation plans as of December 31, 2022:

•Intercontinental Exchange, Inc. 2022 Omnibus Employee Incentive Plan
•Intercontinental Exchange, Inc. 2022 Omnibus Non-Employee Director Incentive Plan
•Intercontinental Exchange, Inc. 2018 Employee Stock Purchase Plan
•Intercontinental Exchange, Inc. 2017 Omnibus Employee Incentive Plan
•Intercontinental Exchange, Inc. 2013 Omnibus Employee Incentive Plan
•Intercontinental Exchange, Inc. 2003 Restricted Stock Deferral Plan for Outside Directors
The 2013 Omnibus Employee Incentive Plan was retired in May 2017 upon adoption of the 2017 Omnibus Employee Incentive Plan. The 2017 Omnibus Employee Incentive Plan was retired in May 2022 upon adoption of the 2022 Omnibus Employee Incentive Plan. No future grants will be made from the retired plans. All future grants to employees will be made under the Intercontinental Exchange, Inc. 2022 Omnibus Employee Incentive Plan and to directors under the Intercontinental Exchange, Inc. 2022 Omnibus Non-Employee Director Incentive Plan. All purchases made pursuant to the Employee Stock Purchase Plan are made from the 2018 Employee Stock Purchase Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (in thousands) (a)		Weighted average exercise price of outstanding options (b)		Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)
Equity compensation plans approved by security holders(1)	6,307	(1)	$76.38	(1)	40,157
Equity compensation plans not approved by security holders(2)	50	(2)	—	(2)	—
TOTAL	6,357		$76.38		40,157

(1)    The 2013 Omnibus Employee Incentive Plan was approved by our stockholders in May 2013. The 2017 Omnibus Employee Incentive Plan was approved by our stockholders in May 2017. The 2022 Omnibus Employee Incentive Plan and the 2022 Omnibus Non-Employee Director Incentive Plan were approved by our stockholders in May 2022. Of the 6.4 million securities to be issued upon exercise, 2.8 million are options with a weighted average exercise price of $76.38 and the remaining 3.5 million securities are restricted stock shares that do not have an exercise price. The 2018 Employee Stock Purchase Plan was approved by stockholders in May 2018.

(2)    This category includes the 2003 Restricted Stock Deferral Plan for Outside Directors. All of the 50,000 securities to be issued are restricted stock shares that do not have an exercise price. For more information concerning these plans, see Note 11 to our consolidated financial statements, which are included in this Annual Report.

Stock Repurchases
In December 2021, our Board approved an aggregate of $3.15 billion for future repurchases of our common stock with no fixed expiration date that became effective January 1, 2022. The $3.15 billion replaced the previous amount approved by the Board. With respect to purchases made by or on behalf of ICE or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), in December 2021 we entered into a new Rule 10b5-1 trading plan that became effective in February 2022 and that governed some of our repurchases of shares of our common stock. During 2022, we repurchased 5.0 million shares of our outstanding common stock at a cost of $632 million. In connection with our pending acquisition of Black Knight, on May 4, 2022 we terminated our Rule 10b5-1 trading plan and suspended share repurchases.
Refer to Note 12 to our consolidated financial statements, included in this Annual Report, for additional details on our stock repurchase plans and our repurchase activity during 2022.
ITEM 6.     [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. See the factors set forth under the heading “Forward Looking Statements” at the beginning of Part 1 of this Annual Report and in Item 1(A) under the heading “Risk Factors.” For discussion related to the results of operations and changes in financial condition for 2021 compared to 2020 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on February 3, 2022.
Overview
We are a provider of market infrastructure, data services and technology solutions to a broad range of customers including financial institutions, corporations and government entities. These products, which span major asset classes including futures, equities, fixed income and U.S. residential mortgages, provide our customers with access to mission critical tools that are designed to increase asset class transparency and workflow efficiency. The majority of our identifiable assets are located in the U.S. and U.K. We report our results in the following three segments:
•Exchanges: We operate regulated marketplaces for the listing, trading and clearing of a broad array of derivatives contracts and financial securities.
•Fixed Income and Data Services: We provide fixed income pricing, reference data, indices, analytics and execution services as well as global CDS clearing and multi-asset class data delivery solutions.
•Mortgage Technology: We provide a technology platform that offers customers comprehensive, digital workflow tools that aim to address the inefficiencies that exist in the U.S. residential mortgage market, from application through closing and the secondary market.
Recent Developments
Pending Acquisition of Black Knight, Inc.
On May 4, 2022, we announced that we had entered into a definitive agreement to acquire Black Knight, Inc., or Black Knight, a software, data and analytics company that serves the housing finance continuum, including real estate data, mortgage lending and servicing, as well as the secondary markets. Pursuant to that certain Agreement and Plan of Merger, dated as of May 4, 2022, among ICE, Sand Merger Sub Corporation, a wholly owned subsidiary of ICE, or Sub, and Black Knight, which we refer to as the “merger agreement,” Sub will merge with and into Black Knight, which we refer to as the “merger,” with Black Knight surviving as a wholly owned subsidiary of ICE. As of May 4, 2022, the transaction was valued at approximately $13.1 billion, or $85 per share of Black Knight common stock, with cash comprising 80% of the value of the aggregate transaction consideration and shares of our common stock comprising 20% of the value of the aggregate transaction consideration at that time. The aggregate cash component of the transaction consideration is fixed at $10.5 billion, and the value of the aggregate stock component of the transaction consideration will fluctuate with the market price of our common stock and will be determined based on the average of the volume weighted averages of the trading prices of our common stock on each of the ten consecutive trading days ending three trading days prior to the closing of the merger. This transaction builds on our position as a provider of electronic workflow solutions for the rapidly evolving U.S. residential mortgage industry.
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
Our business has been impacted positively and negatively by these global economic conditions. For instance, due to market volatility and rising interest rates, we have seen increased trading across a number of our products, such as interest rate and equity futures, credit default swaps and bonds. Conversely, increases in mortgage interest rates in 2022 have resulted in reduced consumer and investor demand for mortgages and adversely impacted the transaction-based revenues in our Mortgage Technology segment.
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
Tax Policy Changes
In July and August 2022, the CHIPS and Science Act, or CHIPS, and the Inflation Reduction Act of 2022, or IRA, were signed into law. The IRA introduced a 15% corporate alternative minimum tax, or CAMT, on adjusted financial statement income for corporations with profits in excess of $1 billion, effective for tax years after December 31, 2022. While further guidance on the implementation of the CAMT is expected, we do not expect it will have a material impact to our 2023 effective tax rate. We also do not expect that CHIPS will have a material impact. The IRA also includes a stock buyback excise tax of 1% on share repurchases, which will apply to net stock buybacks after December 31, 2022. We do not expect this to have a material impact once share repurchases are resumed.
The Organization for Economic Cooperation and Development, or OECD/G20, has proposed the introduction of a global minimum tax rate at 15%. Consultations are ongoing and while we expect increased tax compliance requirements, we do not expect a material impact to our effective tax rate given our current tax profile.

Consolidated Financial Highlights
The following summarizes our results and significant changes in our consolidated financial performance for the periods presented (dollars in millions, except per share amounts):

	Year Ended December 31,			Year Ended December 31,
	2022	2021	Change	2021	2020	Change
Revenues, less transaction-based expenses	$7,292	$7,146	2%	$7,146	$6,036	18%
Recurring revenues(1)	$3,721	$3,509	6%	$3,509	$2,923	20%
Transaction revenues, net(1)	$3,571	$3,637	(2)%	$3,637	$3,113	17%
Operating expenses	$3,654	$3,697	(1)%	$3,697	$3,003	23%
Adjusted operating expenses(2)	$2,953	$2,977	(1)%	$2,977	$2,495	19%
Operating income	$3,638	$3,449	5%	$3,449	$3,033	14%
Adjusted operating income(2)	$4,339	$4,169	4%	$4,169	$3,541	18%
Operating margin	50%	48%	2 pts	48%	50%	(2 pts)
Adjusted operating margin(2)	59%	58%	1 pt	58%	59%	(1 pt)
Other income/(expense), net	$(1,830)	$2,249	n/a	$2,249	$(267)	n/a
Income tax expense	$310	$1,629	(81)%	$1,629	$658	148%
Effective tax rate	17%	29%	(12 pts)	29%	24%	5 pts
Net income attributable to ICE	$1,446	$4,058	(64)%	$4,058	$2,089	94%
Adjusted net income attributable to ICE(2)	$2,974	$2,863	4%	$2,863	$2,449	17%
Diluted earnings per share attributable to ICE common stockholders	$2.58	$7.18	(64)%	$7.18	$3.77	90%
Adjusted diluted earnings per share attributable to ICE common stockholders(2)	$5.30	$5.06	5%	$5.06	$4.41	15%
Cash flows from operating activities	$3,554	$3,123	14%	$3,123	$2,881	8%

*Percentage changes in the table above deemed "n/a" are not meaningful.
(1) We define recurring revenues as the portion of our revenues that are generally predictable, stable, and can be expected to occur at regular intervals in the future with a relatively high degree of certainty and visibility. We define transaction revenues as those associated with a more specific point-in-time service, such as trade execution.
(2) The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. Adjusted net income attributable to ICE and adjusted diluted earnings per share attributable to ICE common stockholders are presented net of taxes. These adjusted figures are not calculated in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. See “- Non-GAAP Financial Measures” below.
•Revenues, less transaction-based expenses, increased $146 million in 2022 from 2021. The increase in revenues includes $115 million in unfavorable foreign exchange effects arising from the stronger U.S. dollar in 2022 from 2021.
•Revenues, less transaction-based expenses, increased $1.1 billion in 2021 from 2020. The increase in revenues includes $44 million in favorable foreign exchange effects arising from the weaker U.S. dollar in 2021 from 2020.
•Operating expenses decreased $43 million in 2022 from 2021. The decrease in operating expenses includes $38 million in favorable foreign exchange effects arising from the stronger U.S. dollar in 2022 from 2021.
•Operating expenses increased $694 million in 2021 from 2020. The increase in operating expenses includes $22 million in unfavorable foreign exchange effects arising from the weaker U.S. dollar in 2021 from 2020.
•Other income/(expense), net, in 2022 primarily includes our share of estimated equity method investment losses and an impairment charge on our investment in Bakkt to its fair value, of $1.4 billion, a net gain on the sale of our Euroclear plc, or Euroclear, stake of $41 million, interest income of $108 million and interest expense of $616 million.
•Other income/(expense), net, in 2021 primarily includes our gain on the Bakkt transaction of $1.4 billion, our gain on the sale of our Coinbase Global, Inc., or Coinbase, investment of $1.2 billion, equity earnings in OCC of $51 million, estimated equity losses in our investment in Bakkt during the post-merger period of $92 million, dividend income from Euroclear plc, or Euroclear, of $60 million, a fair value adjustment gain on our Euroclear investment of $34 million and interest expense of $423 million.
•The effective tax rate in 2022 was lower than the effective tax rate in 2021 primarily due to the deferred income tax benefit from the impairment to our equity method investment in Bakkt in the current year, and the deferred income tax expense from the U.K. tax law changes in the prior year.

•The effective tax rate in 2021 was higher than the effective tax rate in 2020 primarily due to the deferred income tax impacts resulting from the U.K. tax law changes. In 2021, the U.K. enacted a corporate income tax rate increase from 19% to 25% effective April 1, 2023. In 2020, the UK enacted a corporate income tax rate increase from 17% to 19% effective April 1, 2020.
Business Environment and Market Trends
Our business environment has been characterized by:
•globalization of marketplaces, customers and competitors;
•growing customer demand for workflow efficiency and automation;
•commodity, interest rate, inflation rate and financial markets volatility and uncertainty;
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
Recent changes with regard to global financial reform have emphasized the importance of transparent markets, centralized clearing and access to data, all of which are important aspects of our product offering. However, some of the proposed rules have yet to be implemented and some rules that have already been partially implemented are being reconsidered. In addition, some of the global regulations have not been fully harmonized and several non-U.S. regulations are inconsistent with U.S. rules. As the evolution continues, legislative and regulatory actions may change the way we conduct our business and may create uncertainty for market participants, which could affect trading volumes or demand for market data. As a result, it is difficult to predict all of the effects that the legislation and its implementing regulations will have on us. As discussed more fully in Item 1 “- Business - Regulation” included in this Annual Report, Brexit, MiFID II and other regulations have resulted in operational, regulatory and/or business risk.
We have diversified our business so that we are not dependent on volatility or transaction activity in any one asset class. In addition, we have increased our portion of recurring revenues from 34% in 2014 to 51% in 2022. These recurring revenues include data services, listings and various mortgage technology solutions.
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

Segment Results
Our business is conducted through three reportable business segments: Exchanges, Fixed Income and Data Services and Mortgage Technology. Segments are discussed more in detail in "Item 1- Business". While revenues are recorded specifically in the segment in which they are earned or to which they relate, a significant portion of our operating expenses are not solely related to a specific segment because the expenses serve functions that are necessary for the operation of more than one segment. We directly allocate expenses when reasonably possible to do so. Otherwise, we use a pro-rata revenue approach as the allocation method for the expenses that do not relate solely to one segment and serve functions that are necessary for the operation of all segments. Our segments do not engage in intersegment transactions.
For details on trends in recent prior-year periods, refer to our 2021 and 2020 Annual Reports on Form 10-K.

Exchanges Segment
The following presents selected statements of income data for our Exchanges segment (dollars in millions):

REVENUES, LESS TRANSACTION-BASED EXPENSES
$ (Millions)
4,500
3,000
1,500
0
2020
2021
2022
$3,631
$3,856
$4,071
$446
$790
$296
$377
$357
$245
$1,120
$479
$838
$326
$355
$394
$228
$1,236
$515
$877
$429
$378
$475
$235
$1,162
Listings
Data and connectivity services
OTC and other
Cash equities and equity options, net
Financial futures and options
Agricultural and metals futures and options
Energy futures and options

(1) The adjusted figures in the charts above are calculated by excluding items that are not reflective of our cash operations and core business performance. As a result, these adjusted figures are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Financial Measures” below.

	Year Ended December 31,			Year Ended December 31,
	2022	2021	Change	2021	2020	Change
Revenues:
Energy futures and options	$1,162	$1,236	(6)%	$1,236	$1,120	10%
Agricultural and metals futures and options	235	228	3	228	245	(7)
Financial futures and options	475	394	21	394	357	10
Futures and options	1,872	1,858	1	1,858	1,722	8
Cash equities and equity options	2,722	2,377	15	2,377	2,585	(8)
OTC and other	429	326	31	326	296	10
Transaction and clearing, net	5,023	4,561	10	4,561	4,603	(1)
Data and connectivity services	877	838	5	838	790	6
Listings	515	479	7	479	446	7
Revenues	6,415	5,878	9	5,878	5,839	1
Transaction-based expenses(1)	2,344	2,022	16	2,022	2,208	(8)
Revenues, less transaction-based expenses	4,071	3,856	6	3,856	3,631	6
Other operating expenses	968	1,028	(6)	1,028	965	6
Depreciation and amortization	240	244	(2)	244	261	(7)
Acquisition-related transaction and integration costs	1	61	(99)	61	16	287
Operating expenses	1,209	1,333	(9)	1,333	1,242	7
Operating income	$2,862	$2,523	13%	$2,523	$2,389	6%

Recurring revenues	$1,392	$1,317	6%	$1,317	$1,236	7%
Transaction revenues, net	$2,679	$2,539	6%	$2,539	$2,395	6%
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
In 2022 and 2021, 18% and 17%, respectively, of our Exchanges segment revenues, less transaction-based expenses, were billed in pounds sterling or euros. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Exchanges segment revenues, less transaction-based expenses, were lower by $87 million in 2022 from 2021.
Our exchange transaction and clearing revenues are presented net of rebates. We recorded rebates of $869 million and $1.0 billion in 2022 and 2021, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. The decrease in rebates is primarily due to lower volumes as compared to the prior year and the migration of Sterling futures rebates into the Sterling Overnight Index Average, or SONIA, and a change in the pricing and structure of SONIA products.
•Energy Futures and Options: Total energy volume decreased 4% and revenues decreased 6% in 2022 from 2021.
–Total oil futures and options volume decreased 12% in 2022 from 2021 driven, in part, by lower Gasoil volumes which are impacted by the uncertainty around Russian sanctions and the conflict in Ukraine.
–Our global natural gas futures and options volume increased 16% in 2022 from 2021 as 2022 benefited from elevated price volatility related to geopolitical events, including the conflict in Ukraine.
–Our environmentals and other futures and options volume decreased 12% in 2022 from 2021 with growth in U.S. environmental volumes offset by lower EU environmental volumes.
•Agricultural and Metals Futures and Options: Total volume in our agricultural and metals futures and options markets increased 5% and revenues increased 3% in 2022 from 2021. The overall increase in agricultural volumes was due to 2022 benefiting from elevated price volatility and price inflation driving an increased need to manage risk across our commodity markets.
–Sugar futures and options volumes increased 5% in 2022 from 2021.
–Other agricultural and metal futures and options volumes increased 4% in 2022 from 2021.
•Financial Futures and Options: Total volume increased 2% and revenues increased 21% in our financial futures and options markets in 2022 from 2021. Adjusting for the transition of the LIBOR-based Sterling contract to the alternative rate-based SONIA contract, which is half the notional size of the Sterling contract, total volume in our financial futures and options markets increased 19% in 2022. 2022 benefited from elevated volatility across global markets driven by geopolitical events, central bank activity and inflationary concerns.
–Interest rate futures and options volume decreased 1% and revenue increased 23%, respectively, in 2022 from 2021. Adjusting for the transition of the LIBOR-based Sterling contract to the alternative rate-based SONIA contract, which is half the notional size of the Sterling contract, interest rate volumes increased 20% in 2022 from 2021 driven by interest rate volatility and increased speculation of central bank activity due to inflation concerns. Interest rate futures and options revenues were $292 million and $237 million in 2022 and 2021, respectively.
–Other financial futures and options volume, which includes our MSCI®, FTSE® and NYSE FANG+ equity index products, increased 15% and revenue increased 16% in 2022 from 2021. 2022 benefited from elevated volatility across global equity markets driven by geopolitical events, central bank activity and inflationary concerns. Other financial futures and options revenues were $183 million and $157 million in 2022 and 2021, respectively.
•Cash Equities and Equity Options: Cash equities volume increased 4% in 2022 from 2021 due to higher market volumes driven by elevated volatility related to inflationary, recessionary and geopolitical concerns. Cash equities revenues, net of transaction-based expenses, were $275 million and $246 million in 2022 and 2021, respectively. Equity options volume increased 6% in 2022 from 2021 driven by increased participation and higher market share.

Equity options revenues, net of transaction-based expenses, were $103 million and $109 million in 2022 and 2021, respectively.
•OTC and Other: OTC and other transactions include revenues from our OTC energy business and other trade confirmation services, as well as interest income on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, exchange membership fees and agricultural grading and certification fees. Our OTC and other revenues increased 31% in 2022 from 2021 primarily due to an increase in interest income on clearing margin deposits. Following the October 2021 Bakkt transaction, Bakkt revenues are no longer included within our OTC and other revenues.
•Data and Connectivity Services: Our data and connectivity services revenues increased 5% in 2022 from 2021. The increase in revenue was driven by the strong retention rate of existing customers, the addition of new customers and increased purchases by existing customers.

•Listings Revenues: Through NYSE, NYSE American and NYSE Arca, we generate listings revenue related to the provision of listings services for public companies and ETFs, and related corporate actions for listed companies. Listings revenues increased 7% in 2022 from 2021, driven by the full impact of strong equity capital markets activity in 2021.
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
In 2022, NYSE listed over $345 billion in total market value from IPOs, including three of the top five operating company IPOs defined by offering proceeds raised, follow-on offerings and over 30 transfers from competing exchanges, an increase of 56% from $221 billion raised in 2021.
Selected Operating Data
Management considers volume metrics when making financial and operating decisions, and believes volumes are useful for management and investors in understanding the performance of our exchanges business. The following charts and tables present trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts):

Volume and Rate per Contract

	Year Ended December 31,			Year Ended December 31,
	2022	2021	Change	2021	2020	Change
Number of contracts traded (in millions):
Energy futures and options	753	782	(4)%	782	773	1%
Agricultural and metals futures and options	102	98	5%	98	108	(10)%
Financial futures and options	646	634	2%	634	619	2%
Total	1,501	1,514	(1)%	1,514	1,500	1%

	Year Ended December 31,			Year Ended December 31,
	2022	2021	Change	2021	2020	Change
Average Daily Volume of contracts traded (in thousands):
Energy futures and options	3,000	3,103	(3)%	3,103	3,054	2%
Agricultural and metals futures and options	407	388	5%	388	428	(9)%
Financial futures and options	2,524	2,475	2%	2,475	2,409	3%
Total	5,931	5,966	(1)%	5,966	5,891	1%

	Year Ended December 31,			Year Ended December 31,
Rate per contract:	2022	2021	Change	2021	2020	Change
Energy futures and options	$1.54	$1.58	(2)%	$1.58	$1.45	9%
Agricultural and metals futures and options	$2.30	$2.34	(2)%	$2.34	$2.27	3%
Financial futures and options	$0.73	$0.61	19%	$0.61	$0.57	7%
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

	As of December 31,			As of December 31,
	2022	2021	Change	2021	2020	Change
Open interest — in thousands of contracts:
Energy futures and options	42,524	40,317	5%	40,317	40,073	1%
Agricultural and metals futures and options	3,881	3,763	3%	3,763	3,608	4%
Financial futures and options	20,342	23,942	(15)%	23,942	27,535	(13)%
Total	66,747	68,022	(2)%	68,022	71,216	(4)%

The following charts and tables present selected cash and equity options trading data. All trading volume below is presented as average net daily trading volume, or ADV, and is single counted:

	Year Ended December 31,			Year Ended December 31,
	2022	2021	Change	2021	2020	Change
NYSE cash equities (shares in millions):
Total cash handled volume	2,409	2,317	4%	2,317	2,466	(6)%
Total cash market share matched	19.9%	19.9%	—	19.9%	22.1%	(2.3) pts

NYSE equity options (contracts in thousands):
NYSE equity options volume	7,621	7,162	6%	7,162	5,101	40%
Total equity options volume	38,244	37,170	3%	37,170	27,685	34%
NYSE share of total equity options	19.9%	19.3%	0.6 pts	19.3%	18.4%	0.8 pts

Revenue capture or rate per contract:
Cash equities rate per contract (per 100 shares)	$0.045	$0.042	8%	$0.042	$0.044	(5)%
Equity options rate per contract	$0.05	$0.06	(9)%	$0.06	$0.08	(23)%
Handled volume represents the total number of shares of equity securities, ETFs and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
Transaction-Based Expenses
Our equities and equity options markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. Section 31 fees are recorded on a gross basis as a component of transaction and clearing fee revenue. These Section 31 fees are assessed to recover the government’s costs of supervising and regulating the securities markets and professionals and are subject to change. We, in turn, collect corresponding activity assessment fees from member organizations clearing or settling trades on the equities and options exchanges, and recognize these amounts in our transaction and clearing revenues when invoiced. The activity assessment fees are designed to equal the Section 31 fees. As a result, activity assessment fees and the corresponding Section 31 fees do not have an impact on our net income, although the timing of payment by us will vary from collections. Section 31 fees were $499 million and $248 million in 2022 and 2021, respectively. The increase in Section 31 fees was primarily due to an increase in rates. The fees we collect are included in cash at the time of receipt and we remit the amounts to the SEC semi-annually as required. The total amount is included in accrued liabilities and was $223 million as of December 31, 2022.
We make liquidity payments to cash and options trading customers, as well as routing charges made to other exchanges which are included in transaction-based expenses. We incur routing charges when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We record routing charges on a gross basis as a component of transaction and clearing fee revenue. Cash liquidity payments, routing and clearing fees were $1.8 billion in both 2022 and 2021.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Exchanges segment's operating expenses, operating income and operating margin (dollars in millions). See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Exchanges Segment:	Year Ended December 31,			Year Ended December 31,
	2022	2021	Change	2021	2020	Change
Operating expenses	$1,209	$1,333	(9)%	$1,333	$1,242	7%
Adjusted operating expenses(1)	$1,142	$1,201	(5)%	$1,201	$1,145	5%
Operating income	$2,862	$2,523	13%	$2,523	$2,389	6%
Adjusted operating income(1)	$2,929	$2,655	10%	$2,655	$2,486	7%
Operating margin	70%	65%	5 pts	65%	66%	(1 pt)
Adjusted operating margin(1)	72%	69%	3 pts	69%	68%	1 pt

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

	Year Ended December 31,			Year Ended December 31,
	2022	2021	Change	2021	2020	Change
Revenues:
Fixed income execution	$101	$52	96%	$52	$70	(25)%
CDS clearing	305	192	59	192	208	(8)
Fixed income data and analytics	1,098	1,082	1	1,082	1,018	6
Fixed income and credit	1,504	1,326	13	1,326	1,296	2
Other data and network services	588	557	6	557	514	8
Revenues	2,092	1,883	11	1,883	1,810	4
Other operating expenses	1,023	1,012	1	1,012	967	5
Acquisition-related transaction and integration costs	1	1	(20)	1	—	195
Depreciation and amortization	349	341	2	341	351	(3)
Operating expenses	1,373	1,354	1	1,354	1,318	3
Operating income	$719	$529	36%	$529	$492	7%

Recurring revenues	$1,686	$1,639	3%	$1,639	$1,532	7%
Transaction revenues	$406	$244	66%	$244	$278	(12)%

In the table above, we consider fixed income data and analytics revenues and other data and network services revenues to be recurring revenues.
In 2022 and 2021, 11% and 14%, respectively, of our Fixed Income and Data Services segment revenues were billed in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues denominated in foreign currencies changes accordingly. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar during 2022, our Fixed Income and Data Services revenues were lower by $28 million in 2022 than in 2021.
Fixed Income and Data Services Revenues
Our Fixed Income and Data Services revenues increased 11% in 2022 from 2021 primarily due to strength in our fixed income execution and CDS clearing businesses due to elevated volatility across global markets driven by geopolitical events, central bank activity and inflationary concerns.
•Fixed Income Execution: Fixed income execution includes revenues from ICE Bonds. Execution fees are reported net of rebates, which were nominal in 2022 and 2021. Our fixed income execution revenues increased 96% in 2022 from 2021 due to elevated volatility across global markets driven by geopolitical events, central bank activity and inflationary concerns.
•CDS Clearing: CDS clearing revenues increased 59% in 2022 from 2021. The notional value of CDS cleared was $23.8 trillion and $17.0 trillion in 2022 and 2021, respectively. The increases in the notional value of CDS cleared were primarily driven by heightened volatility related to geopolitical events and inflationary concerns.
•Fixed Income Data and Analytics: Our fixed income data and analytics revenues increased 1% in 2022 from 2021. The increase in revenues was due to strength in our index business during the first half of 2022 and continued growth in our pricing and reference data business driven by the strong retention rate of existing customers, the addition of new customers, and increased purchases by existing customers. This was partially offset by unfavorable foreign exchange effects arising from fluctuations of the U.S. dollar as compared to 2021.
•Other Data and Network Services: Our other data and network services revenues increased 6% in 2022 from 2021. The increase in revenues was driven primarily by growth in our ICE Global Network offering, coupled with increased demand and strong retention in our consolidated feeds business, and strength in our derivatives analytics and desktop revenues.
Annual Subscription Value, or ASV, represents, at a point in time, the data services revenues, which includes Fixed Income Data and Analytics as well as other data and network services, subscribed for the succeeding 12 months. ASV does not include new sales, contract terminations or price changes that may occur during that 12-month period. However, while it is an indicative forward-looking metric, it does not provide a precise growth forecast of the next 12 months of data services revenues. Management considers ASV metrics when making financial and operating decisions, and believes ASV is useful for management and investors in understanding our data services business performance.
As of December 31, 2022, ASV was $1.682 billion, which increased 2.2% compared to the ASV as of December 31, 2021. ASV represents nearly 100% of total data services revenues for this segment. This does not adjust for year-over-year foreign exchange fluctuations.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Fixed Income and Data Services segment's operating expenses, operating income and operating margin (dollars in millions). See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Fixed Income and Data Services Segment:	Year Ended December 31,			Year Ended December 31,
	2022	2021	Change	2021	2020	Change
Operating expenses	$1,373	$1,354	1%	$1,354	$1,318	3%
Adjusted operating expenses(1)	$1,193	$1,174	2%	$1,174	$1,119	5%
Operating income	$719	$529	36%	$529	$492	7%
Adjusted operating income(1)	$899	$709	27%	$709	$691	3%
Operating margin	34%	28%	6 pts	28%	27%	1 pt
Adjusted operating margin(1)	43%	38%	5 pts	38%	38%	—

(1) The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. These adjusted figures are not calculated in accordance with GAAP. See “- Non-GAAP Financial Measures” below.

Mortgage Technology Segment
The following charts and table present our selected statements of income data for our Mortgage Technology segment (dollars in millions):
    *Other revenues were $19 million and data and analytics revenues were $22 million in 2020.

(1) The adjusted figures in the charts above are calculated by excluding items that are not reflective of our cash operations and core business performance. As a result, these adjusted figures are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Financial Measures” below.

	Year Ended December 31,			Year Ended December 31,
	2022	2021	Change	2021	2020	Change
Revenues:
Origination technology	758	971	(22)%	971	316	208%
Closing solutions	229	310	(26)	310	238	30
Data and analytics	90	73	24	73	22	226
Other	52	53	(3)	53	19	185
Revenues	1,129	1,407	(20)	1,407	595	137
Other operating expenses	539	546	(1)	546	215	154
Acquisition-related transaction and integration costs	91	40	130	40	89	(56)
Depreciation and amortization	442	424	4	424	139	205
Operating expenses	1,072	1,010	6	1,010	443	128
Operating income	$57	$397	(86)%	$397	$152	162%

Recurring revenues	$643	$553	16%	$553	$155	256%
Transaction revenues	$486	$854	(43)%	$854	$440	94%
In the table above, we consider subscription fee and certain other revenues to be recurring revenues. Each revenue classification above contains a mix of recurring and transaction revenues, based on the various service offerings described in more detail below.
Mortgage Technology Revenues
Our mortgage technology revenues are derived from our comprehensive U.S. residential mortgage platform. Our mortgage technology business is intended to enable greater workflow efficiency for customers focused on originating U.S. residential mortgage loans. Mortgage technology revenues decreased $278 million or 20% in 2022 from 2021 primarily due to lower mortgage origination volumes driven by rising interest rates.
•Origination technology: Our origination technology revenues decreased 22% in 2022 from 2021 due to lower transaction-based revenues as mortgage origination volumes declined during 2022. Our origination technology acts as a system of record for the mortgage transaction, automating the gathering, reviewing, and verifying of mortgage-related information and enabling automated enforcement of rules and business practices designed to help ensure that each completed loan transaction is of high quality and adheres to secondary market standards. These revenues are based on recurring Software as a Service, or SaaS, subscription fees, with an additive transaction-based or success-based pricing fee as lenders exceed the number of loans closed that are included with their monthly base subscription.
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
•Closing solutions: Our closing solutions revenues decreased 26% in 2022 from 2021 due to lower mortgage origination volumes. Our closing solutions connect key participants, such as lenders, title and settlement agents and individual county recorders, to digitize the closing and recording process. Closing solutions also include revenues from our MERSCORP Holdings, Inc., or MERS database, which provides a system of record for recording and tracking changes and servicing rights and beneficial ownership interests in loans secured by U.S. residential real estate. Revenues from closing solutions are largely transaction-based and are based on the volume of loans closed.
•Data and Analytics: Our Data and Analytics revenues increased 24% in 2022 from 2021 due to the addition of new customers in our Automation, Intelligence, Quality, or AIQ, and data businesses. Revenues include those related to ICE Mortgage Technology’s AIQ offering, which applies machine learning to the entire loan origination process, offering customers greater efficiency by streamlining data collection and validation through our automated document recognition and data extraction capabilities. AIQ revenues can be both recurring and transaction-based in nature. In addition, our data offerings include real-time industry and peer benchmarking tools, which provide originators a granular view into the real-time trends of the U.S. residential mortgage market. We also provide a Data as a Service, or DaaS, offering through private data clouds for lenders to access their own data and origination information. Revenues related to our data products are largely subscription-based and recurring in nature.

•Other: Other revenues decreased 3% in 2022 from 2021 due to lower professional services and non-mortgage consumer engagement revenue. Other revenues include professional services fees, as well as revenues from ancillary products. Other revenues can be both recurring and transaction-based in nature.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Mortgage Technology segment's operating expenses, operating income and operating margin (dollars in millions). See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Mortgage Technology Segment:	Year Ended December 31,			Year Ended December 31,
	2022	2021	Change	2021	2020	Change
Operating expenses	$1,072	$1,010	6%	$1,010	$443	128%
Adjusted operating expenses(1)	$618	$602	3%	$602	$231	160%
Operating income	$57	$397	(86)%	$397	$152	162%
Adjusted operating income(1)	$511	$805	(37)%	$805	$364	122%
Operating margin	5%	28%	(23 pts)	28%	25%	3 pts
Adjusted operating margin(1)	45%	57%	(12 pts)	57%	61%	(4 pts)

(1) The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. These adjusted numbers are not calculated in accordance with GAAP. See “- Non-GAAP Financial Measures”

Consolidated Operating Expenses
The following presents our consolidated operating expenses (dollars in millions):

CONSOLIDATED OPERATING EXPENSES
$ (Millions)
4,000
3,500
3,000
2,500
2,000
1,500
1,000
500
0
$3,003
$751
$815
$249
$1,188
$3,697
$1,009
$965
$261
$1,462
$3,654
$1,031
$992
$224
$1,407
2020
2021
2022
Depreciation and amortization
Technology and communication, rent and occupancy, and selling, general and administrative
Professional services and acquisition-related transaction and integration costs
Compensation and benefits

	Year Ended December 31,			Year Ended December 31,
	2022	2021	Change	2021	2020	Change
Compensation and benefits	$1,407	$1,462	(4)%	$1,462	$1,188	23%
Professional services	131	159	(17)	159	144	10
Acquisition-related transaction and integration costs	93	102	(9)	102	105	(3)
Technology and communication	683	666	2	666	549	21
Rent and occupancy	83	84	(1)	84	81	3
Selling, general and administrative	226	215	5	215	185	16
Depreciation and amortization	1,031	1,009	2	1,009	751	34
Total operating expenses	$3,654	$3,697	(1)%	$3,697	$3,003	23%

The majority of our operating expenses do not vary directly with changes in our volume and revenues, except for certain technology and communication expenses, including data acquisition costs, licensing and other fee-related arrangements and a portion of our compensation expense that is tied directly to our data sales or overall financial performance.
We expect our operating expenses to increase in absolute terms in future periods in connection with the growth of our business, and to vary from year-to-year based on the type and level of our acquisitions, integration of acquisitions, and other investments.
In 2022 and 2021, 9% and 10%, respectively, of our operating expenses were incurred in pounds sterling or euros. Due to fluctuations in the U.S. dollar compared to the pound sterling and euro, our consolidated operating expenses were $38 million lower in 2022 than in 2021. See Item 7(A) “- Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” below for additional information.
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

	Year Ended December 31,
	2022	2021	Change
Employee headcount	8,911	8,858	1%
Stock-based compensation expenses	$149	$155	(4)%
Employee headcount increased in 2022 from 2021 primarily due to recent acquisitions and a shift to move certain costs in-house, primarily in India.
Compensation and benefits expense decreased $55 million in 2022 from 2021 primarily due to $54 million in expenses related to Bakkt prior to deconsolidation in 2021. Compensation expense includes higher costs from increased headcount, annual merit increases and other related costs, offset by lower bonus expense in 2022 due to lower target performance as compared to the above-target performance in 2021. Stock-based compensation expenses decreased in 2022 due to the deconsolidation of Bakkt and lower target performance in 2022 as compared to the above-target performance in 2021.
Professional Services Expenses
Professional services expense includes fees for consulting services received on strategic and technology initiatives, temporary labor, as well as regulatory, legal and accounting fees, and may fluctuate as a result of changes in our use of these services in our business.
Professional services expenses decreased $28 million in 2022 from 2021 primarily due to lower regulatory and litigation expenses, lower consulting expenses related to bringing certain mortgage technology-related costs in-house, and $13 million in expenses recorded at Bakkt in 2021 prior to deconsolidation.
Acquisition-Related Transaction and Integration Costs
In 2022, we incurred $93 million in acquisition-related transaction costs primarily due legal and consulting expenses related to our pending acquisition of Black Knight and our integration of Ellie Mae.
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
Technology and communications expenses increased by $17 million in 2022 from 2021, primarily due to increased hardware and software support costs, increased hosting costs and increased data services costs, partially offset by $11 million in expenses in 2021 related to Bakkt prior to deconsolidation.
Rent and Occupancy Expenses
Rent and occupancy expense relates to leased and owned property and includes rent, maintenance, real estate taxes, utilities and other related costs. We have significant operations located in the U.S., U.K., and India, with smaller offices located throughout the world.
Rent and occupancy expenses included decreased rent expense in 2022 from 2021 due to office closures, and expenses in 2021 related to Bakkt prior to deconsolidation. These costs were partially offset by higher costs related to utilities, repairs and maintenance as more employees returned to the office. See Item 2 “- Properties” above for additional information regarding our leased and owned property.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include marketing, advertising, public relations, insurance, bank service charges, dues and subscriptions, travel and entertainment, non-income taxes and other general and administrative costs.
Selling, general and administrative expenses increased in 2022 from 2021, primarily due to increased marketing expenses related to additional branding efforts and increased travel and entertainment expenses compared to suppressed travel demand in 2021 as a result of COVID-19. These were partially offset by $19 million in expenses related to Bakkt in 2021 prior to deconsolidation.
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
We recorded amortization expenses on intangible assets acquired as part of our acquisitions, as well as on other intangible assets, of $610 million and $622 million in 2022 and 2021, respectively.
We recorded depreciation expenses on our fixed assets of $421 million and $387 million in 2022 and 2021, respectively. The increase in 2022 over 2021 was primarily due to an increase in internally developed software assets at ICE Mortgage Technology.

Consolidated Non-Operating Income/(Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following tables present our non-operating income/(expenses) (dollars in millions):

	Year Ended December 31,			Year Ended December 31,
	2022	2021	Change	2021	2020	Change
Other income/(expense):
Interest income	$108	$1	n/a	$1	$10	(93)%
Interest expense	(616)	(423)	46	(423)	(357)	19
Other income/(expense), net	(1,322)	2,671	n/a	2,671	80	n/a
Total other income/(expense), net	$(1,830)	$2,249	n/a	$2,249	$(267)	n/a

Net income attributable to non-controlling interest	$(52)	$(11)	383%	$(11)	$(19)	(44)%
Interest Income
Interest income increased in 2022 from 2021 primarily due to an increase in short-term interest rates combined with larger investment balances. Interest income in 2022 includes $76 million in interest income recognized in connection with the short-term investments related to the $5.0 billion of SMR Notes (as defined in "Liquidity and Capital Resources— Debt") for the Black Knight acquisition and the remainder primarily relates to interest on the restricted cash balances held within our regulated entities.
Interest Expense
Interest expense increased in 2022 from 2021 primarily due to $135 million in interest expense in 2022 related to the Black Knight acquisition-related-debt, $30 million in costs associated with our May 2022 debt refinancing as well as higher bond coupons associated with the re-financing of our existing debt. See “— Debt” below.
Other income/(expense), net
Our equity method investments include OCC and Bakkt, among others. We recognized ($1.3 billion) and ($42 million) during 2022 and 2021, respectively, of our share of estimated equity method investment losses, net, and impairment charges, which are included in other income/(expense). In 2022, after recording our share of Bakkt's equity method losses, which included Bakkt's impairment charge, we recorded an impairment charge on our investment in Bakkt to its fair value as other expense. This was based on what we consider to be an other-than-temporary decline in fair value as a result of several factors, including consideration of the impairment charge recorded by Bakkt (see Notes 3 and 4 to our consolidated financial statements). The estimated losses and impairment during 2022 and 2021 are primarily related to our investment in Bakkt. These are partially offset by the estimated profits related to our investment in OCC. Both 2022 and 2021 include adjustments to reflect the difference between reported prior period actual results from our original estimates.
During 2021, Bakkt completed its merger with VIH, as a result of which we retained an approximate 68% economic interest in Bakkt, and we recorded a gain of $1.4 billion as other income upon our deconsolidation of Bakkt. Following the merger, we show our economic interest share of estimated Bakkt profits/(losses) as equity earnings, which are also included in other income (expense), net. We recorded other expense of ($92 million) related to our Bakkt investment for the post-merger period during 2021.
During 2021, Coinbase completed an IPO and we sold our investment in Coinbase for $1.2 billion, and recorded a gain of $1.2 billion as other income.
During 2022, we recorded a $9 million accrual for legal settlements as other expense. During 2021, we recorded a gain of $7 million related to the settlement of an acquisition-related indemnification claim from a prior acquisition as other income. In addition, we accrued approximately $16 million related to a legal settlement.
We completed the sale of our Euroclear stake on May 20, 2022. The carrying value of our investment was $700 million at the time of the sale. We recorded a net gain of $41 million on the sale, which is included in other income during 2022. We did not receive a Euroclear dividend during the 2022 prior to the sale of our investment.

We incurred foreign currency transaction losses of $9 million and $13 million in 2022 and 2021, respectively. This was primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. Foreign currency transaction gains and losses are recorded in other income/(expense), net, when the settlement of foreign currency assets, liabilities and payables occur in non-functional currencies and there is an increase or decrease in the period-end foreign currency exchange rates between periods. See Item 7A “- Quantitative and Qualitative Disclosures About Market Risk -Foreign Currency Exchange Rate Risk” included elsewhere in this Annual Report for more information on these items.
In connection with Accounting Standards Update, or ASU, 2017-07, Compensation Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, or ASU 2017-07, we are recognizing the other components of net benefit cost of our defined benefit plans in the income statement as non-operating income on a full retrospective basis. The combined net periodic expense of these plans was $2 million and $3 million in 2022 and 2021, respectively.
Non-controlling Interest
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests. As of December 31, 2022, our non-controlling interests include those related to the non-ICE limited partners' interest in our CDS clearing subsidiaries and non-controlling interest in ICE Futures Abu Dhabi. During 2021 we received a contribution from a group of minority investors for a non-controlling interest in ICE Futures Abu Dhabi. Prior to completion of the Bakkt transaction on October 15, 2021, our non-controlling interest also included the redeemable non-controlling interest of the non-ICE partners in Bakkt. On October 15, 2021, Bakkt completed its merger with VIH and as of December 31, 2021, we no longer held redeemable non-controlling interest related to Bakkt. Refer to Note 3 to our consolidated financial statements contained elsewhere in this Annual Report.
Consolidated Income Tax Provision
Consolidated income tax expense was $310 million and $1.6 billion in 2022 and 2021, respectively. The change in consolidated income tax expense between years is primarily due to the tax impact of changes in our pre-tax income and the changes in our effective tax rate. The consolidated income tax expense for 2021 was elevated due to the tax expense associated with the gains resulting from our Coinbase and Bakkt transactions.
Our effective tax rate was 17% and 29% in 2022 and 2021, respectively. The effective tax rate for 2022 is lower than the effective tax rate for 2021 primarily due to the deferred income tax benefit from the impairment to our equity method investment in Bakkt in 2022 and deferred income tax expenses from the U.K. tax law changes in 2021. In 2021, the U.K. enacted a corporate income tax rate increase from 19% to 25% effective April 1, 2023.
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
Consolidated cash and cash equivalents were $1.8 billion and $607 million as of December 31, 2022 and 2021, respectively. We had $6.6 billion and $1.4 billion in short-term and long-term restricted cash and cash equivalents as of December 31, 2022 and 2021, respectively, the increase of which is related to the restricted $5.0 billion of SMR Notes intended to be used to finance the Black Knight acquisition. We had $142.0 billion and $145.9 billion of cash and cash equivalent margin deposits and guaranty funds as of December 31, 2022 and 2021, respectively.
As of December 31, 2022, the amount of unrestricted cash held by our non-U.S. subsidiaries was $502 million. Due to U.S. tax reform, the majority of our foreign earnings since January 1, 2018 have been subject to immediate U.S. income taxation, and the existing non-U.S. unrestricted cash balance can be distributed to the U.S. in the future with no material additional income tax consequences.
Our cash and cash equivalents and financial investments are managed as a global treasury portfolio of non-speculative financial instruments that are readily convertible into cash, such as overnight deposits, term deposits, money market funds, mutual funds for treasury investments, short duration fixed income investments and other money market instruments, thus ensuring high liquidity of financial assets. We may invest a portion of our cash in excess of short-term operating needs in investment-grade marketable debt securities, including government or government-sponsored agencies and corporate debt securities. As of December 31, 2022, we held $1 million of unrestricted cash that was set aside for legal, regulatory and surveillance operations at NYSE.
Cash Flow
The following table presents the major components of net changes in cash and cash equivalents, and restricted cash and cash equivalents (in millions):

	Year Ended December 31,
	2022	2021	2020
Net cash provided by (used in):
Operating activities	$3,554	$3,123	$2,881
Investing activities	677	(786)	(10,361)
Financing activities	(1,841)	62,026	26,000
Effect of exchange rate changes	(23)	(6)	8
Net increase in cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	$2,367	$64,357	$18,528
Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain items, including depreciation and amortization, deferred taxes, stock-based compensation and the effects of changes in working capital. The $431 million increase in net cash provided by operating activities in 2022 from 2021 was driven by a $220 million increase in net income, adjusted for certain noncash operating activities. In 2022, these adjustments also include the gain on the sale of our Euroclear investment and the net losses and impairment of our unconsolidated investees. During 2021, these adjustments also included the gains on the sale of our Coinbase investment and our deconsolidation of Bakkt. Net income increased in 2022 from 2021 due to higher revenues of $146 million, driven by our Exchanges and Fixed Income and Data Services segments, as well as lower expenses, primarily due to the deconsolidation of Bakkt.
The remaining $211 million increase is due to changes in our working capital and the timing of various payments and receipts. These changes include higher Section 31 fees payable of $316 million due to the rate changes determined by the SEC, offset primarily by timing of various payments and receipts, including higher interest receivable/payable on the cash and collateral held at our clearinghouses.
Investing Activities
Consolidated net cash provided by investing activities in 2022 primarily relates to $7.5 billion of proceeds from the sale of invested margin deposits and $741 million in proceeds from the sale of our Euroclear investment, partially offset by $6.9 billion purchases of invested margin deposits, $225 million of capitalized expenditures, $257 million of software development costs, $73 million for purchases of equity and equity method investments and $59 million cash paid for acquisitions, net of cash acquired.

Consolidated net cash used in investing activities in 2021 relates to $5.1 billion purchases of invested margin deposits, $179 million of capitalized expenditures, $273 million of capitalized software development costs, $117 million for the purchase of an equity method investment and $66 million cash paid for acquisitions, net of cash acquired, partially offset by $3.7 billion of proceeds from the sale of invested margin deposits and $1.2 billion in proceeds from the sale of our Coinbase investment.
The capital expenditures primarily relate to hardware and software purchases to continue the development and expansion of our electronic platforms, data services and clearing houses and leasehold improvements. The software development expenditures primarily relate to the development and expansion of our electronic trading platforms, data services, mortgage services and clearing houses.
Financing Activities
Consolidated net cash used in financing activities in 2022 primarily relates to a $4.5 billion change in our cash and cash equivalent margin deposits and guaranty fund balances, $2.7 billion in repayments of debt, $1.0 billion in net repayments under our Commercial Paper Program, $632 million in repurchases of common stock, $853 million in dividend payments to our stockholders and $73 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises, partially offset by $7.9 billion in net proceeds from our debt offerings.
Consolidated net cash provided by financing activities in 2021 primarily relates to an increase in our cash and cash equivalent margin deposits and guaranty fund balances of $65.7 billion, partially offset by $1.2 billion in repayments of debt, $1.4 billion in net repayments under our Commercial Paper Program, $250 million in repurchases of common stock, $747 million in dividend payments to stockholders and $70 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises.
Debt
As of December 31, 2022, we had $18.1 billion in outstanding debt, all of which relates to our senior notes. We also have $4 million outstanding under credit lines at our ICE India subsidiaries. As of December 31, 2022, our senior notes of $18.1 billion had a weighted average maturity of 16 years and a weighted average cost of 3.6% per annum. We did not have any commercial paper notes outstanding as of December 31, 2022.
As of December 31, 2021, we had $13.9 billion in outstanding debt, consisting of $12.9 billion of senior notes, $1.0 billion under our U.S. dollar commercial paper program, or the Commercial Paper Program, and $10 million under credit lines at our ICE India subsidiaries. As of December 31, 2021, our senior notes of $12.9 billion had a weighted average maturity of 15 years and a weighted average cost of 2.9% per annum. The commercial paper notes had original maturities ranging from three to 73 days as of December 31, 2021, with a weighted average interest rate of 0.33% per annum, and a weighted average remaining maturity of 26 days.
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
We have a $3.9 billion senior unsecured revolving credit facility, or the Credit Facility, pursuant to a credit agreement with Wells Fargo Bank, N.A., as primary administrative agent, issuing lender and swing-line lender, Bank of America, N.A., as syndication agent, backup administrative agent and swing-line lender, and the lenders party thereto. On October 15, 2021, we agreed with the lenders to extend the maturity date of the Credit Facility to October 15, 2026, among other items. On May 25, 2022, we agreed with the lenders to extend the maturity date of the Credit Facility from October 15, 2026, to May 25, 2027, among other items. As of December 31, 2022, of the $3.9 billion that is currently available for borrowing under the Credit Facility, $171 million was required to support certain broker-dealer and other subsidiary commitments. We did not have any notes outstanding under our Commercial Paper Program, as of December 31, 2022. Therefore, there was not a required amount to backstop the Commercial Paper Program. Amounts required to backstop notes outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $3.7 billion is available for working capital and general corporate purposes, including, but not limited to, acting as a backstop to future increases in the amounts outstanding under the Commercial Paper Program.
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
We intend to use the net proceeds of $4.9 billion from the offering of the 2025 Notes, the 2027 Notes, the 2029 Notes and the 2062 Notes, or collectively, the SMR Notes, together with the issuance of commercial paper and/or borrowings under the Credit Facility, cash on hand or other immediately available funds and borrowings under the Term Loan, discussed below, to finance the cash portion of the purchase price for Black Knight. The SMR Notes are subject to a special mandatory redemption feature pursuant to which we will be required to redeem all of the outstanding SMR Notes at a redemption price equal to 101% of the aggregate principal amount of the SMR Notes, plus accrued and unpaid interest, in the event that the Black Knight acquisition is not consummated on or prior to May 4, 2023 subject to two automatic extensions of three months each, to August 4, 2023 and to November 4, 2023, respectively, if clearance under the HSR Act (or a restraint under U.S. antitrust laws) remains outstanding and all other conditions to closing are satisfied (or in the case of conditions that by their terms are to be satisfied at the closing, are capable of being satisfied if the closing were to occur on such date) at each extension date, or if the Black Knight merger agreement is terminated at any time prior to such date. ICE would then need to secure new financing to close the transaction. There can be no assurance that the new financing could be secured and if it is secured, the terms of the new financing may be more expensive to ICE when compared to the existing financing terms for the $5.0 billion of outstanding notes. The $4.9 billion of net proceeds from the SMR Notes are separately invested and recorded as short-term restricted cash and cash equivalents in our consolidated balance sheet as of December 31, 2022.
We used the $3.0 billion of net proceeds from the offering of the 2033 Notes and the 2052 Notes to redeem $2.7 billion aggregate principal amount of four series of senior notes that would have matured in 2022 and 2023. The balance of the net proceeds was used for general corporate purposes, which included paying down a portion of the amounts outstanding under our Commercial Paper Program. We recorded $30 million in costs associated with the extinguishment and re-financing of our existing debt in connection with our May 2022 debt refinancing. These costs are included in interest expense in our consolidated statements of income for 2022. For additional information regarding this transaction, refer to Note 3 to our consolidated unaudited financial statements, included in this Annual Report.
On May 4, 2022, we entered into a 364-day senior unsecured bridge facility in an aggregate principal amount not to exceed $14.0 billion, or the Bridge Facility. The commitments that the Company obtained for the Bridge Facility were permanently reduced from $14.0 billion and there were no amounts outstanding as of December 31, 2022 as a result of (i) the amendment and extension of the Credit Facility, (ii) the issuance by the Company of certain senior unsecured notes on May 23, 2022, (iii) Euroclear divestment proceeds, (iv) the generation of cash internally by the Company, and (v) the effectiveness of our term loan facility.
On May 25, 2022, we entered into a $2.4 billion two-year senior unsecured delayed draw term loan facility, or the Term Loan. Draws under the Term Loan bear interest on the principal amount outstanding at either (a) Term SOFR plus an applicable margin plus a credit spread adjustment of 10 basis points or (b) a "base rate" plus an applicable margin. The applicable margin ranges from 0.625% to 1.125% for Term SOFR loans and from 0.000% to 0.125% for base rate loans, in each case, based on a ratings-based pricing grid. The proceeds from borrowings under the Term Loan will be used to fund a portion of the purchase price for the Black Knight acquisition. We have the option to prepay outstanding amounts under the Term Loan in whole or in part at any time. No amounts were outstanding under the Term Loan as of December 31, 2022.
Our Commercial Paper Program enables us to borrow efficiently at reasonable short-term interest rates and provides us with the flexibility to de-lever using our strong annual cash flows from operating activities whenever our leverage becomes elevated as a result of investment or acquisition activities. We had net repayments of $1.0 billion under our Commercial Paper Program during 2022, and did not have any notes outstanding under our Commercial Paper Program as of December 31, 2022.
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
During 2022, we repurchased 5.0 million shares of our outstanding common stock at a cost of $632 million, including 4.6 million shares at a cost of $582 million under our Rule 10b5-1 trading plan and 0.4 million shares at a cost of $50 million on the open market. During 2021, we repurchased 1.8 million shares of our outstanding common stock at a cost of $250 million on the open market. Open market repurchases are only made during an open trading period and all shares repurchased are held in treasury stock.
We discontinued stock repurchases and terminated our Rule 10b5-1 trading plan in August 2020 in connection with our Ellie Mae acquisition and in November 2021, we resumed repurchases. In December 2021, we entered into a new Rule 10b5-1 trading plan that became effective in February 2022. In connection with our pending acquisition of Black Knight, on May 4, 2022, we terminated our Rule 10b5-1 trading plan and suspended share repurchases. The remaining balance of Board approved funds for future repurchases as of December 31, 2022 was $2.5 billion.
From time to time, we enter into Rule 10b5-1 trading plans, as authorized by our Board, to govern some or all of the repurchases of our shares of common stock. We may discontinue stock repurchases at any time and may amend or terminate a Rule 10b5-1 trading plan at any time, subject to applicable rules. We expect funding for any stock repurchases to come from our operating cash flow or borrowings under our Commercial Paper Program or our debt facilities. The timing and extent of future repurchases that are not made pursuant to a Rule 10b5-1 trading plan will be at our discretion and will depend upon many conditions. In making a determination regarding any stock repurchases, management considers multiple factors, including overall stock market conditions, our common stock price performance, the remaining amount authorized for repurchases by our Board, the potential impact of a stock repurchase program on our corporate debt ratings, our expected free cash flow and working capital needs, our current and future planned strategic growth initiatives, and other potential uses of our cash and capital resources.
During 2022, we paid cash dividends of $1.52 per share of our common stock in the aggregate, including quarterly dividends of $0.38 per share, for an aggregate payout of $853 million, which includes the payment of dividend equivalents on unvested employee restricted stock units. Refer to Note 12 to our consolidated financial statements included in this Annual Report, for details on the amounts of our quarterly dividend payouts for the last three years.
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
We currently expect to incur capital expenditures (including operational and real estate capital expenditures) and to incur software development costs that are eligible for capitalization ranging in the aggregate between $450 million and $500 million in 2023, which we believe will support the enhancement of our technology, business integration and the continued growth of our businesses.
As of December 31, 2022, we had $2.5 billion authorized for future repurchases of our common stock. Refer to Note 12 to our consolidated financial statements included in this Annual Report for additional details on our stock repurchase program.
Our Board has adopted a quarterly dividend policy providing that dividends will be approved quarterly by the Board or the Audit Committee taking into account factors such as our evolving business model, prevailing business conditions, our current and future planned strategic growth initiatives and our financial results and capital requirements, without a predetermined net income payout ratio. On February 2, 2023, we announced a $0.42 per share dividend for the first quarter of 2023 payable on March 31, 2023 to stockholders of record as of March 17, 2023.
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
The table below outlines our adjusted operating expenses, adjusted operating income, adjusted operating margin, adjusted net income attributable to ICE common stockholders and adjusted diluted earnings per share, which are non-GAAP measures that are calculated by making adjustments for items we view as not reflective of our cash operations and core business performance. These measures, including the adjustments and their related income tax effect and other tax adjustments (in millions, except for percentages and per share amounts), are as follows:

	Exchanges Segment			Fixed Income and Data Services Segment			Mortgage Technology Segment			Consolidated
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
Operating income adjustments:	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020
Total revenues, less transaction-based expenses	$4,071	$3,856	$3,631	$2,092	$1,883	$1,810	$1,129	$1,407	$595	$7,292	$7,146	$6,036
Operating expenses	1,209	1,333	1,242	1,373	1,354	1,318	1,072	1,010	443	3,654	3,697	3,003
Less: Amortization of acquisition-related intangibles	67	73	74	180	180	191	363	369	123	610	622	388
Less: Transaction and integration costs and acquisition-related success fees	—	59	12	—	—	—	91	39	89	91	98	101
Less: Impairment of developed software	—	—	11	—	—	—	—	—	—	—	—	11
Less: Accrual relating to a regulatory settlement	—	—	—	—	—	8	—	—	—	—	—	8
Adjusted operating expenses	$1,142	$1,201	$1,145	$1,193	$1,174	$1,119	$618	$602	$231	$2,953	$2,977	$2,495
Operating income	$2,862	$2,523	$2,389	$719	$529	$492	$57	$397	$152	$3,638	$3,449	$3,033
Adjusted operating income	$2,929	$2,655	$2,486	$899	$709	$691	$511	$805	$364	$4,339	$4,169	$3,541
Operating margin	70%	65%	66%	34%	28%	27%	5%	28%	25%	50%	48%	50%
Adjusted operating margin	72%	69%	68%	43%	38%	38%	45%	57%	61%	59%	58%	59%

Non-operating income adjustments:
Net income attributable to ICE common stockholders										$1,446	$4,058	$2,089
Add: Amortization of acquisition-related intangibles										610	622	388
Add: Transaction and integration costs and acquisition-related success fees										91	98	101
Less: Gain on sale and fair value adjustment of equity investments and dividends received, net										(41)	(1,321)	(55)
Less: Gain on deconsolidation of Bakkt										—	(1,419)	—
Add/(Less): Net losses/(income) from and impairment of unconsolidated investees										1,340	42	(71)
Add: Net interest expense on pre-acquisition-related debt and debt extinguishment										89	4	19
Add: Other										9	9	51
Add/(Less): Net income tax effect for the above items and deferred tax adjustments										(579)	587	(109)
Add: Deferred tax adjustments on acquisition-related intangibles										9	183	36
Adjusted net income attributable to ICE common stockholders										$2,974	$2,863	$2,449

Diluted earnings per share attributable to ICE common stockholders										$2.58	$7.18	$3.77

Adjusted diluted earnings per share attributable to ICE common stockholders										$5.30	$5.06	$4.41

Diluted weighted average common shares outstanding										561	565	555
Amortization of acquisition-related intangibles are included in non-GAAP adjustments as excluding these non-cash expenses provides greater clarity regarding our financial strength and stability of cash operating results.
Transaction and integration costs are included as part of our core business expenses, except for those that are directly related to the announcement, closing, financing or termination of a transaction. However, we adjust for the acquisition-related transaction and integration costs relating to acquisitions such as Ellie Mae given the magnitude of the $11.4 billion purchase price of the acquisition. We also adjust for the acquisition-related transaction costs related to the merger of Bakkt and VIH, and for our pending acquisition of Black Knight, due to the significance of these transactions.
We adjust for gains and losses on investment transactions and changes in the fair value of our investments. Our investments are not considered to be a part of our core business operations and the impacts of changes in our investments are often non-cash in nature.
The following non-GAAP adjustments are reported in the table above related to investments:
•During 2022, we excluded the $41 million gain on the sale of our Euroclear investment;
•During 2021 and 2020, we excluded $34 million and $35 million, respectively, of fair value gains on our Euroclear equity investment and during 2021, we excluded Euroclear dividends received of $60 million;
•In 2021, we excluded the $1.4 billion gain on the deconsolidation of Bakkt and the $1.2 billion gain on the sale of our Coinbase equity investment; and
•In 2020, we excluded the $20 million gain on the sale of our BIDS equity investment.

Similarly, and as included in the table above, we adjust for our share of net income/(losses) and impairment charges related to our equity method investments, which primarily include OCC and Bakkt. Our share of 2021 net losses from unconsolidated investees includes the period from the Bakkt merger on October 15, 2021 through December 31, 2021. During 2022, after recording our share of Bakkt's equity method losses, which included Bakkt's impairment charge, we recorded an impairment in our investment in Bakkt to its fair value as other expense. In 2022, the total Bakkt net losses and impairment was $1.4 billion and our share of OCC net income was $15 million. In 2021, our share of Bakkt losses was $92 million and our share of OCC income was $51 million. We believe these adjustments provide greater clarity of our performance given that equity method investments are non-cash and not a part of our core operations.
We adjust for certain items related to our debt. Certain debt activities, such as the early termination of notes, pre-acquisition interest and expense and accelerated amortization of debt costs are not considered to be a part of our core business operations and the impacts of changes in our investments are often non-cash in nature. The following non-GAAP adjustments are reported in the table above related to our debt:
•In 2022, we adjusted for costs of $30 million associated with the May and June 2022 extinguishment of four series of senior notes that would have matured in 2022 and 2023 using proceeds from our May 2022 issuance of new senior notes.
•In 2022, we excluded $135 million of interest expense on pre-acquisition-related debt from our May 2022 debt refinancing related to the pending Black Knight acquisition. This adjustment was net of $76 million of interest income earnings on investments from the pre-acquisition debt proceeds.
•In 2021, we adjusted for the acceleration of unamortized costs of $4 million related to the September 2021 early redemption of our Floating Rate Notes.
•In 2020, we adjusted for the extinguishment payment of $14 million related to the June 2020 early redemption of the December 2020 Senior Notes which included both a make-whole redemption payment and duplicative interest, and adjusted for pre-acquisition interest expense of $5 million on the August 2020 debt issued to fund a portion of the purchase price of our Ellie Mae acquisition.
Other adjustments not considered to be a part of our core business operations include:
•Accruals related to legal and regulatory settlements, including settlements related to an acquisition-related indemnification claim;
•A 2020 impairment of software developed at Bakkt when it was our subsidiary, since it related to the build-out of a fundamental software design rather than a recurring upgrade; and
•A 2020 promissory note impairment charge on work performed by the original plan processor on the CAT as non-GAAP adjustments. See additional discussion on the CAT in Item 1(A) "-Risk Factors" in this Annual Report.
Non-GAAP tax adjustments include the tax impacts of the pre-tax non-GAAP adjustments and deferred tax adjustments on acquisition-related intangibles. Deferred tax adjustments on acquisition-related intangibles include the impact of U.K. and U.S. state tax law changes and apportionment updates, as well as other foreign tax law changes which resulted in deferred tax expense of $9 million, $183 million and $36 million in 2022, 2021 and 2020, respectively, related to the following:
•Deferred tax adjustments in 2022 related primarily to U.S. state apportionment changes.
•Deferred tax adjustments in 2021 related primarily to the U.K. tax law changes enacted in June 2021, which increased the U.K. corporate income tax rate from 19% to 25% effective April 1, 2023.
•The deferred tax adjustments in 2020 were due to the tax law changes enacted in July 2020, which increased the U.K. corporate income tax rate from 17% to 19% effective April 1, 2020, as well as impacts of U.S. state apportionment charges.
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

Contractual Obligations and Commercial Commitments
We intend to fund our contractual obligations and commercial commitments from existing cash and cash flow from operations. As of December 31, 2022, our primary cash requirements include the following contractual and other obligations.
As of December 31, 2022, we had $18.1 billion in outstanding debt, including $4 million of short-term debt. Our outstanding debt consists of $18.1 billion of fixed rate senior notes and $4 million under credit lines at our ICE India subsidiaries.
Our operating leases primarily relate to our leased office space and data center facilities, and as of December 31, 2022, we had fixed lease payment obligations of $342 million, with $73 million payable within one-year.
We have other purchase obligations to purchase various goods and services that we believe are enforceable and legally binding.
In addition, we have $147.4 billion in cash and cash equivalent margin deposits and guaranty funds, invested deposits, delivery contracts payable and unsettled variation margin. Clearing members of our clearing houses are required to deposit original margin and variation margin and to make deposits to a guaranty fund. The cash and cash equivalent deposits made to these margin accounts and to the guaranty fund are recorded in the consolidated balance sheets as current assets with corresponding current liabilities to the clearing members that deposited them. ICE NGX administers the physical delivery of energy trading contracts. It has an equal and offsetting claim to and from its respective participants on opposite sides of the physically-settled contract, each of which is reflected as a delivery contract receivable with an offsetting delivery contract payable. See Note 14 to our consolidated financial statements included in this Annual Report for additional information on our clearing houses and the margin deposits, guaranty funds, invested deposits, delivery contracts payable and unsettled variation margin.
We also have unrecognized tax benefits, or UTBs. As of December 31, 2022, our cumulative UTBs were $247 million, and accrued interest and penalties related to UTBs were $61 million. We are under examination by various tax authorities. We are unable to make a reasonable estimate of the periods of cash settlement because it is not possible to reasonably predict the amount of tax, interest and penalties, if any, that might be assessed by a tax authority or the timing of an assessment or payment. It is also not possible to reasonably predict whether or not the applicable statutes of limitations might expire without us being examined by any particular tax authority. See Note 13 to our consolidated financial statements for additional information on our UTBs.
As of December 31, 2022, we, through NYSE, have net obligations of $102 million related to our pension and other benefit programs. The date of payment under these net obligations cannot be determined. See Note 17 to our consolidated financial statements for additional information on our pension and other benefit programs.
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
Our goodwill and other indefinite-lived intangible assets are evaluated for impairment annually in our fiscal fourth quarter or more frequently if conditions exist that indicate that the value may be impaired. We test our goodwill for impairment at the reporting unit level, and we have identified four reporting units. Our reporting units identified for our goodwill testing are the NYSE, Other Exchanges, Fixed Income and Data Services, and Mortgage Technology reporting units. These impairment evaluations are performed by comparing the carrying value of the goodwill or other indefinite-lived intangibles to its estimated fair value.
In accordance with ASU 2017-04, Simplifying the Test for Goodwill Impairment, or ASU-2017, for both goodwill and indefinite-lived intangible impairment testing, we have the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount. If the fair value of the goodwill or indefinite-lived intangible asset is less than its carrying value, an impairment loss is recognized in earnings in an amount equal to the difference. Alternatively, we may choose to bypass the qualitative option and perform quantitative testing to determine if the fair value is less than the carrying value. For our goodwill impairment testing, we have elected to bypass the qualitative assessment and apply the quantitative approach. For our testing of indefinite-lived intangible assets, we apply qualitative and quantitative approaches.
Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We have historically determined the fair value of our reporting units based on various valuation techniques, including discounted cash flow analysis and a multiple of earnings approach. In assessing whether goodwill and other intangible assets are impaired, we must make estimates and assumptions regarding future cash flows, long-term growth rates of our business, operating margins, discount rates, weighted average cost of capital and other factors to determine the fair value of our assets. These estimates and assumptions require management’s judgment, and changes to these estimates and assumptions, as a result of changing economic and competitive conditions, could materially affect the determination of fair value and/or impairment. We did not record any impairments in 2022, 2021 or 2020 as a result of our goodwill or indefinite-lived impairment testing.
We are also required to evaluate other finite-lived intangible assets for impairment by first determining whether events or changes in circumstances indicate that the carrying value of these assets to be held and used may not be recoverable. If impairment indicators are present, then an estimate of undiscounted future cash flows produced by these long-lived assets is compared to the carrying value of those assets to determine if the asset is recoverable. If an asset is not recoverable, the loss is measured as the difference between fair value and carrying value of the impaired asset. Fair value of these assets is based on various valuation techniques, including discounted cash flow analysis, which are assessed and conducted in accordance with our internal impairment analysis policies.
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
The Financial Accounting Standards Board, or FASB, Staff has provided additional guidance to address the accounting for the effects of the provisions related to the taxation of Global Intangible Low-Taxed Income noting that companies should make an accounting policy election to recognize deferred taxes for temporary basis differences expected to reverse in future years or to include the tax expense in the year it is incurred. We have made a policy election to recognize such taxes as current period expenses when incurred.
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

Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term restricted cash and cash equivalents, short-term and long-term investments and indebtedness. As of December 31, 2022 and 2021, our cash and cash equivalents and short-term and long-term restricted cash and cash equivalents were $8.4 billion and $2.0 billion, respectively, of which $346 million and $276 million, respectively, were denominated in pounds sterling, euros or Canadian dollars, and the remaining amounts are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical 50% decrease in short-term interest rates would decrease our annual pre-tax earnings by $21 million as of December 31, 2022, assuming no change in the amount or composition of our cash and cash equivalents and short-term and long-term restricted cash and cash equivalents.
As of December 31, 2022, we had $18.1 billion in outstanding debt, consisting of $18.1 billion related to our senior notes and $4 million under lines of credit at our India subsidiaries. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Debt," and Note 10 to our consolidated financial statements included in this Annual Report.
The interest rates on our Commercial Paper Program are currently evaluated based upon current maturities and market conditions. As of December 31, 2022, we did not have any notes outstanding under our Commercial Paper Program. The weighted average interest rate on our Commercial Paper Program was 0.33% as of December 31, 2021. The effective interest rate of commercial paper issuances will continue to fluctuate based on the movement in short-term interest rates along with shifts in supply and demand within the commercial paper market.
Foreign Currency Exchange Rate Risk
As an international business, we are subject to foreign currency exchange rate risk. We may experience gains or losses from foreign currency transactions in the future given that a significant part of our assets and liabilities are recorded in pounds sterling, Canadian dollars or euros, and a significant portion of our revenues and expenses are recorded in pounds sterling or euros. Certain assets, liabilities, revenues and expenses of foreign subsidiaries are denominated in the local functional currency of such subsidiaries. Our exposure to foreign denominated earnings in 2022 and 2021 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Pound Sterling	Euro	Pound Sterling	Euro
Average exchange rate to the U.S. dollar in the current year	$1.2376	$1.0540	$1.3762	$1.1835
Average exchange rate to the U.S. dollar in the prior year	$1.3762	$1.1835	$1.2832	$1.1412
Average exchange rate increase/(decrease)	(10)%	(11)%	7%	4%
Foreign denominated percentage of:
Revenues, less transaction-based expenses	7%	6%	7%	6%
Operating expenses	7%	2%	8%	2%
Operating income	7%	11%	6%	11%
Impact of the currency fluctuations (1) on:
Revenues, less transaction-based expenses	$(59)	$(56)	$31	$13
Operating expenses	$(30)	$(8)	$19	$3
Operating income	$(29)	$(48)	$12	$10
(1)    Represents the impact of currency fluctuation for the year compared to the same period in the prior year.
We have a significant part of our assets, liabilities, revenues and expenses recorded in pounds sterling or euros. In both 2022 and 2021, 13% of our consolidated revenues, less transaction-based expenses, were denominated in pounds sterling or euros, and in 2022 and 2021, 9% and 10%, respectively, of our consolidated operating expenses were denominated in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.
Foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables occurs through our operations, which are received in or paid in pounds sterling, Canadian dollars, or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We incurred foreign currency transaction losses of $9 million and $13 million in 2022 and 2021, respectively, inclusive of the impact of foreign currency hedging transactions. The foreign currency transaction losses were primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. A 10% adverse change in the underlying foreign currency exchange rates as of December 31, 2022, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity, would result in a foreign currency loss of $14 million.
We entered into foreign currency hedging transactions during 2022 and 2021 as economic hedges to help mitigate a portion of our foreign exchange risk exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. Although we may enter into additional hedging transactions in the future, these hedging arrangements may not be effective, particularly in the event of imprecise forecasts of the levels of our non-U.S. denominated assets and liabilities.
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

	As of December 31, 2022
	Position in pounds sterling	Position in Canadian dollars	Position in euros
Assets	£720	$4,298	€171
of which goodwill represents	561	394	92
Liabilities	101	3,852	52
Net currency position	£619	$446	€119
Net currency position, in $USD	$748	$329	$127
Negative impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$75	$33	$13

Foreign currency translation adjustments are included as a component of accumulated other comprehensive income/(loss) within our balance sheet. See the table below for the portion of equity attributable to foreign currency translation adjustments as well as the activity by year included within our statement of other comprehensive income. The impact of the foreign currency exchange rate differences in the table below were primarily driven by fluctuations of the pound sterling as compared to the U.S. dollar which were 1.2093, 1.3524 and 1.3665 as of December 31, 2022, 2021, and 2020, respectively.

Changes in Accumulated Other Comprehensive Income/ (Loss) from Foreign Currency Translation Adjustments (in millions)
Balance, as of January 1, 2020	$(177)
Net current period other comprehensive income/(loss)	43
Balance, as of December 31, 2020	(134)
Net current period other comprehensive income/(loss)	(16)
Balance, as of December 31, 2021	(150)
Net current period other comprehensive income/(loss)	(128)
Balance, as of December 31, 2022	$(278)
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
Clearing House Cash Deposit Risks
The ICE Clearing Houses hold material amounts of clearing member margin deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. Refer to Note 14 to our consolidated financial statements for more information on the ICE Clearing Houses' cash and cash equivalent margin deposits and guaranty funds, invested deposits, delivery contracts receivable and unsettled variation margin which were $147.4 billion as of December 31, 2022. While we seek to achieve a reasonable rate of return which may generate interest income for our clearing members, we are primarily concerned with preservation of capital and managing the risks associated with these deposits. As the ICE Clearing Houses may pass on interest revenues (minus costs) to the clearing members, this could include negative or reduced yield due to market conditions. The following is a summary of the risks associated with these deposits and how these risks are mitigated:
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

Impact of Inflation
We have not been materially adversely affected by inflation as technological advances and competition have generally caused prices for the hardware and software that we use for our electronic platforms to remain constant. In the event of continued inflation, we believe that we will be able to pass on any price increases to our participants, as the prices that we charge are not governed by long-term contracts.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 framework). Based on our assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2022.
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

/s/ Jeffrey C. Sprecher	/s/ A. Warren Gardiner
Jeffrey C. Sprecher	A. Warren Gardiner
Chair and Chief Executive Officer	Chief Financial Officer

February 2, 2023	February 2, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Stockholders and the Board of Directors of Intercontinental Exchange, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Intercontinental Exchange, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Intercontinental Exchange, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity and redeemable non-controlling interest, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes, and our report dated February 2, 2023 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Atlanta, Georgia
February 2, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE FINANCIAL STATEMENTS

To the Stockholders and the Board of Directors of Intercontinental Exchange, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Intercontinental Exchange, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity and redeemable non-controlling interest, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 2, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Income Taxes

Description of the Matter 0As discussed in Note 13 to the consolidated financial statements, the Company operates in the United States and multiple international tax jurisdictions and is therefore subject to various tax treaty arrangements and where applicable, transfer pricing guidelines for intercompany transactions. Consolidated income tax expense, including the liability for unrecognized tax benefits, is an estimate based on management’s understanding and interpretation of current enacted tax laws and tax rates of each tax jurisdiction. For the year-ended December 31, 2022, the Company recognized consolidated income tax expense of $310 million, and as of December 31, 2022, the Company accrued liabilities of $247 million for unrecognized tax benefits.

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
February 2, 2023

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)

	As of December 31,
	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$1,799	$607
Short-term restricted cash and cash equivalents	6,149	1,035
Cash and cash equivalent margin deposits and guaranty funds	141,990	145,936
Invested deposits, delivery contracts receivable and unsettled variation margin	5,382	4,493
Customer accounts receivable, net of allowance for doubtful accounts of $22 and $24, respectively	1,169	1,208
Prepaid expenses and other current assets	458	1,021
Total current assets	156,947	154,300
Property and equipment, net	1,767	1,699
Other non-current assets:
Goodwill	21,111	21,123
Other intangible assets, net	13,090	13,736
Long-term restricted cash and cash equivalents	405	398
Other non-current assets	1,018	2,246
Total other non-current assets	35,624	37,503
Total assets	$194,338	$193,502

Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$866	$703
Section 31 fees payable	223	57
Accrued salaries and benefits	352	354
Deferred revenue	170	194
Short-term debt	4	1,521
Margin deposits and guaranty funds	141,990	145,936
Invested deposits, delivery contracts payable and unsettled variation margin	5,382	4,493
Other current liabilities	184	153
Total current liabilities	149,171	153,411
Non-current liabilities:
Non-current deferred tax liability, net	3,493	4,100
Long-term debt	18,118	12,397
Accrued employee benefits	160	200
Non-current operating lease liability	254	252
Other non-current liabilities	381	394
Total non-current liabilities	22,406	17,343
Total liabilities	171,577	170,754
Commitments and contingencies
Equity:
Intercontinental Exchange, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 1,500 authorized; 634 and 559 shares issued and outstanding at December 31, 2022, respectively, and 631 and 561 shares issued and outstanding at December 31, 2021, respectively	6	6
Treasury stock, at cost; 75 and 70 shares at December 31, 2022 and December 31, 2021, respectively	(6,225)	(5,520)
Additional paid-in capital	14,313	14,069
Retained earnings	14,943	14,350
Accumulated other comprehensive loss	(331)	(196)
Total Intercontinental Exchange, Inc. stockholders’ equity	22,706	22,709
Non-controlling interest in consolidated subsidiaries	55	39
Total equity	22,761	22,748
Total liabilities and equity	$194,338	$193,502

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Exchanges	$6,415	$5,878	$5,839
Fixed income and data services	2,092	1,883	1,810
Mortgage technology	1,129	1,407	595
Total revenues	9,636	9,168	8,244
Transaction-based expenses:
Section 31 fees	499	248	622
Cash liquidity payments, routing and clearing	1,845	1,774	1,586
Total revenues, less transaction-based expenses	7,292	7,146	6,036
Operating expenses:
Compensation and benefits	1,407	1,462	1,188
Professional services	131	159	144
Acquisition-related transaction and integration costs	93	102	105
Technology and communication	683	666	549
Rent and occupancy	83	84	81
Selling, general and administrative	226	215	185
Depreciation and amortization	1,031	1,009	751
Total operating expenses	3,654	3,697	3,003
Operating income	3,638	3,449	3,033
Other income/(expense):
Interest income	108	1	10
Interest expense	(616)	(423)	(357)
Other income/(expense), net	(1,322)	2,671	80
Total other income/(expense), net	(1,830)	2,249	(267)
Income before income tax expense	1,808	5,698	2,766
Income tax expense	310	1,629	658
Net income	$1,498	$4,069	$2,108
Net income attributable to non-controlling interest	(52)	(11)	(19)
Net income attributable to Intercontinental Exchange, Inc.	$1,446	$4,058	$2,089
Earnings per share attributable to Intercontinental Exchange, Inc. common stockholders:
Basic	$2.59	$7.22	$3.79
Diluted	$2.58	$7.18	$3.77
Weighted average common shares outstanding:
Basic	559	562	552
Diluted	561	565	555

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2022	2021	2020
Net income	$1,498	$4,069	$2,108
Other comprehensive income/(loss):
Foreign currency translation adjustments, net of tax benefit	(128)	(16)	43
Change in equity method investment, net of tax expense	—	1	—
Employee benefit plan net gains/(losses), net of tax benefit/(expense)	(7)	11	8
Other comprehensive income/(loss)	(135)	(4)	51
Comprehensive income	$1,363	$4,065	$2,159
Comprehensive income attributable to non-controlling interest	(52)	(11)	(19)
Comprehensive income attributable to Intercontinental Exchange, Inc.	$1,311	$4,054	$2,140

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest
(In millions)

	Intercontinental Exchange, Inc. Stockholders' Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Value	Shares	Value
Balance, as of December 31, 2019	607	$6	(53)	$(3,879)	$11,742	$9,629	$(243)	$31	$17,286	$78
Impact of adoption of ASU 2016-13, net of tax	—	—	—	—	—	(10)	—	—	(10)	—
Other comprehensive income	—	—	—	—	—	—	51	—	51	—
Stock consideration issued for acquisition	18	—	—	—	1,895	—	—	—	1,895	—
Exercise of common stock options	1	—	—	—	31	—	—	—	31	—
Repurchases of common stock	—	—	(14)	(1,247)	—	—	—	—	(1,247)	—
Payments relating to treasury shares	—	—	(1)	(74)	—	—	—	—	(74)	—
Stock-based compensation	—	—	—	—	141	—	—	—	141	11
Issuance under the employee stock purchase plan	1	—	—	—	33	—	—	—	33	—
Warrants issued to minority interest holders	—	—	—	—	3	—	—	—	3	2
Issuance of restricted stock	2	—	—	—	—	—	—	—	—	—
Distributions of profits	—	—	—	—	—	—	—	(31)	(31)	—
Dividends paid to stockholders	—	—	—	—	—	(669)	—	—	(669)	—
Redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	10
Issuance of non-controlling interest	—	—	—	—	—	—	—	9	9	—
Net income attributable to non-controlling interest	—	—	—	—	—	(19)	—	27	8	(8)
Net income	—	—	—	—	—	2,108	—	—	2,108	—
Balance, as of December 31, 2020	629	$6	(68)	$(5,200)	$13,845	$11,039	$(192)	$36	$19,534	$93

Other comprehensive loss	—	—	—	—	—	—	(4)	—	(4)	—
Exercise of common stock options	—	—	—	—	17	—	—	—	17	—
Repurchases of common stock	—	—	(1)	(250)	—	—	—	—	(250)	—
Payments relating to treasury shares	—	—	(1)	(70)	—	—	—	—	(70)	—
Stock-based compensation	—	—	—	—	168	—	—	—	168	27
Issuance under the employee stock purchase plan	—	—	—	—	42	—	—	—	42	—
Issuance of restricted stock	2	—	—	—	—	—	—	—	—	—
Distributions of profits	—	—	—	—	—	—	—	(21)	(21)	—
Dividends paid to stockholders	—	—	—	—	—	(747)	—	—	(747)	—
Bakkt deconsolidation adjustment	—	—	—	—	(3)	—	—	—	(3)	(107)
Net income attributable to non-controlling interest	—	—	—	—	—	(11)	—	24	13	(13)
Net income	—	—	—	—	—	4,069	—	—	4,069	—
Balance, as of December 31, 2021	631	$6	(70)	$(5,520)	$14,069	$14,350	$(196)	$39	$22,748	$—

Other comprehensive loss	—	—	—	—	—	—	(135)	—	(135)	—
Exercise of common stock options	—	—	—	—	22	—	—	—	22	—
Repurchases of common stock	—	—	(4)	(632)	—	—	—	—	(632)	—
Payments relating to treasury shares	—	—	(1)	(73)	—	—	—	—	(73)	—
Stock-based compensation	—	—	—	—	172	—	—	—	172	—
Issuance under the employee stock purchase plan	1	—	—	—	50	—	—	—	50	—
Issuance of restricted stock	2	—	—	—	—	—	—	—	—	—
Distributions of profits	—	—	—	—	—	—	—	(36)	(36)	—
Dividends paid to stockholders	—	—	—	—	—	(853)	—	—	(853)	—
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	(52)	—	52	—	—
Net income	—	—	—	—	—	1,498	—	—	1,498	—
Balance, as of December 31, 2022	634	$6	(75)	$(6,225)	$14,313	$14,943	$(331)	$55	$22,761	$—

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net income	$1,498	$4,069	$2,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,031	1,009	751
Stock-based compensation	155	188	139
Deferred taxes	(593)	537	92
Gain on deconsolidation of Bakkt	—	(1,419)	—
Gains on equity investments	(41)	(1,261)	(55)
Net losses/(income) from and impairment of unconsolidated investees	1,340	42	(71)
Other	41	45	46
Changes in assets and liabilities:
Customer accounts receivable	20	(5)	(149)
Other current and non-current assets	(196)	(100)	(83)
Section 31 fees payable	166	(150)	69
Deferred revenue	(27)	34	2
Other current and non-current liabilities	160	134	32
Total adjustments	2,056	(946)	773
Net cash provided by operating activities	3,554	3,123	2,881

Investing activities:
Capital expenditures	(225)	(179)	(207)
Capitalized software development costs	(257)	(273)	(203)
Cash paid for acquisitions, net of cash acquired	(59)	(66)	(9,446)
Purchases of equity and equity method investments	(73)	(117)	—
Proceeds from the sales of equity investments	741	1,237	—
Proceeds from other investments, net	2	1	4
Purchases of invested margin deposits	(6,935)	(5,050)	(3,371)
Proceeds from sales of invested margin deposits	7,483	3,661	2,840
Other	—	—	22
Net cash used in investing activities	677	(786)	(10,361)

Financing activities:
Proceeds from debt offerings, net	7,891	—	9,606
Repayments of debt	(2,705)	(1,246)	(2,004)
Proceeds from/(redemption of) commercial paper, net	(1,012)	(1,393)	1,094
Repurchases of common stock	(632)	(250)	(1,247)
Dividends to stockholders	(853)	(747)	(669)
Change in cash and cash equivalent margin deposits and guaranty funds	(4,493)	65,697	19,256
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(73)	(70)	(74)
Other	36	35	38
Net cash provided by/(used in) financing activities	(1,841)	62,026	26,000
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	(23)	(6)	8
Net increase in cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	2,367	64,357	18,528
Cash, cash equivalents, restricted cash and cash equivalents and cash and cash equivalent margin deposits and guaranty funds at beginning of year	147,976	83,619	65,091
Cash, cash equivalents, restricted cash and cash equivalents and cash and cash equivalent margin deposits and guaranty funds at end of year	$150,343	$147,976	$83,619

Supplemental cash flow disclosures:
Common stock issued for acquisition	$—	$—	$1,895
Cash paid for income taxes	$882	$1,057	$642
Cash paid for interest	$550	$406	$298
See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1.Description of Business
Nature of Business and Organization
Intercontinental Exchange, Inc. is a provider of market infrastructure, data services and technology solutions to a broad range of customers including financial institutions, corporations and government entities. These products, which span major asset classes including futures, equities, fixed income and United States, or U.S., residential mortgages, provide our customers with access to mission critical tools that are designed to increase asset class transparency and workflow efficiency. Our business is conducted through three reportable business segments:
•Exchanges: We operate regulated marketplaces for the listing, trading and clearing of a broad array of derivatives contracts and financial securities.
•Fixed Income and Data Services: We provide fixed income pricing, reference data, indices, analytics and execution services as well as global credit default swap, or CDS, clearing and multi-asset class data delivery solutions.
•Mortgage Technology: We provide a technology platform that offers customers comprehensive, digital workflow tools that aim to address the inefficiencies that exist in the U.S. residential mortgage market, from application through closing and the secondary market.
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
All intercompany balances and transactions between us and our wholly-owned and controlled subsidiaries have been eliminated in consolidation. The financial results of companies we acquire are included from the acquisition dates and the results of companies we sold are included up to the disposition dates. The accounting policies used to prepare these financial statements are the same as those used to prepare the consolidated financial statements in prior years.
Use of Estimates
Preparing financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying disclosures. Actual amounts could differ from those estimates.
Comprehensive Income
Other comprehensive income includes foreign currency translation adjustments, comprehensive income from a change in an equity method investment, and amortization of the difference in the projected benefit obligation and the accumulated benefit obligation associated with benefit plan liabilities, each of which is net of tax.
Segment and Geographic Information
As of December 31, 2022, our business is conducted through three reportable business segments: Exchanges, Fixed Income and Data Services, and Mortgage Technology. This presentation is reflective of how our chief operating decision maker reviews and operates our business. The majority of our identifiable assets are located in the U.S and U.K. (see Note 19).

Cash and Cash Equivalents, Short-Term and Long-Term Restricted Cash and Cash Equivalents, and Cash and Cash Equivalent Margin Deposits and Guaranty Funds
Cash and Cash Equivalents
We consider all short-term, highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.
Short-Term and Long-Term Restricted Cash and Cash Equivalents
We classify all cash and cash equivalents that are not available for immediate or general business use by us as restricted in the accompanying consolidated balance sheets (see Note 7). This includes amounts set aside due to regulatory requirements, earmarked for specific purposes, or restricted by specific agreements. We also invest a portion of funds in excess of short-term operating needs in term deposits and investment-grade marketable debt securities, including government or government-sponsored agencies and corporate debt securities. These are classified as cash equivalents, are short-term in nature and carrying amount approximates fair value.
Cash and Cash Equivalent Margin Deposits and Guaranty Funds (Cash and Cash Equivalent Margin)
Original margin, variation margin and guaranty funds received by our clearing houses may be in the form of cash, government obligations, certain agency debt, letters of credit or on rare occasions, gold (see Note 14). We hold the cash deposits at central banks, highly-rated financial institutions or at times secure the cash through reverse repurchase agreements or direct investments, certain of which are not cash equivalents. See "Credit Risk and Significant Customers", below. Although not included in short term restricted cash and cash equivalents, cash and cash equivalent margin represent a form of restricted cash, and exclude invested deposits, delivery contracts receivable and unsettled variation margin since those amounts represent invested cash and not a form of restricted cash.
Consolidated Statement of Cash Flows Presentation
A reconciliation of the components of cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds as presented in the consolidated statements of cash flows to the balance sheet is as follows (in millions):

	As of December 31, 2022	As of December 31, 2021	As of December 31, 2020
Cash and cash equivalents	$1,799	$607	$583
Short-term restricted cash and cash equivalents	6,149	1,035	1,000
Long-term restricted cash and cash equivalents	405	398	408
Cash and cash equivalent margin deposits and guaranty funds	141,990	145,936	81,628
Total	$150,343	$147,976	$83,619
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
Equity Investments
Investments in equity securities, or equity investments, are carried at fair value and included in other non-current assets, with changes in fair value, whether realized or unrealized, recognized in net income. For those investments that we do not control and which do not have readily determinable fair market values, such as those which are not publicly-listed companies, we have made a fair value policy election under Accounting Standards Update, or ASU, No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. The election requires us to only adjust the fair value of such investments if and when there is an observable price change in an orderly transaction of a similar or identical investment, with any change in fair value recognized in net income.

Equity Method Investments
When we do not have a controlling financial interest in an entity but exercise significant influence over the entity’s operating and financial policies, such investments are accounted for using the equity method and included in other non-current assets. We recognize dividends when declared as a reduction in the carrying value of our equity method investments. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that a decline in value has occurred that is other than temporary. If the investment is determined to have a decline in value deemed to be other than temporary it is written down to estimated fair value. Other than the impairment of our equity method investment in Bakkt (see Note 4), we did not record any other impairment charges on our equity method investments as of December 31, 2022.
Property and Equipment
Property and equipment is recorded at cost, reduced by accumulated depreciation (see Note 8). Depreciation and amortization is computed using the straight-line method based on estimated useful lives of the assets, or in the case of leasehold improvements, the shorter of the lease term or the estimated useful life of the improvement. We review the remaining estimated useful lives at each balance sheet date and make adjustments whenever events or changes in circumstances indicate that the remaining useful lives have changed. Gains on disposals are included in other income and losses on disposals are included in depreciation expense. Maintenance and repair costs are expensed as incurred.
Allowance for Doubtful Accounts
Under ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, we estimate our allowance for doubtful accounts using an aging method, disaggregated based on major revenue stream categories as well as other unique revenue stream factors. The allowance for doubtful accounts is maintained at a level that we believe to be sufficient to absorb probable losses over the expected life in our accounts receivable portfolio. The allowance is based on several factors, including continuous assessments of risk characteristics, specific customer events that may impact its ability to meet its financial obligations, and other reasonable and supportable economic characteristics. Accounts receivable are written-off against the allowance for doubtful accounts when collection efforts cease.
Software Development Costs
We capitalize costs related to software we develop or obtain for internal use. The costs capitalized include both internal and external direct and incremental costs. General and administrative costs related to developing or obtaining such software are expensed as incurred. Development costs incurred during the preliminary or maintenance project stages are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized using the straight-line method over the useful life of the software, generally not exceeding three years (except for certain ICE Data Services, ICE Mortgage Technology and NYSE platforms, which have seven-year useful lives). Amortization begins when the software is ready for its intended use.
Accrued Employee Benefits
We have a defined benefit pension plan and other postretirement benefit plans, or collectively the “benefit plans,” covering certain of our U.S. operations. The benefit accrual for the pension plan is frozen. We recognize the funded status of the benefit plans in our consolidated balance sheets, measure the fair value of plan assets and benefit obligations as of the date of our fiscal year-end, and provide additional disclosures in the footnotes (see Note 17).
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
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the purchase price of our acquisitions over the fair value of identifiable net assets acquired, including other identified intangible assets (see Note 9). We recognize specifically-identifiable intangibles when a specific right or contract is acquired. That value is determined with the assistance of third-party valuation specialists.

Goodwill has been allocated to our reporting units for purposes of impairment testing based on the portion of synergy, cost savings and other expected future cash flows expected to benefit the reporting units at the time of the acquisition. The reporting units identified for our goodwill testing are: the NYSE, Other Exchanges, Fixed Income and Data Services, and Mortgage Technology. Goodwill impairment testing is performed annually at the reporting unit level in the fiscal fourth quarter or more frequently if conditions exist that indicate that it may be impaired, or if changes are made to the reporting units.
We also evaluate indefinite-lived intangible assets for impairment annually in our fiscal fourth quarter or more frequently if conditions exist that indicate that an asset may be impaired.
For both goodwill and indefinite-lived impairment testing we have the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit or indefinite lived intangible asset is less than its carrying amount. If the fair value of the reporting unit or indefinite-lived intangible asset is less than its carrying value, an impairment loss is recognized in earnings in an amount equal to the difference. Alternatively, we may choose to bypass the qualitative option and perform quantitative testing to determine if the fair value is less than carrying value. For our goodwill impairment testing, we have elected to bypass the qualitative assessment and apply the quantitative approach. For our testing of indefinite-lived intangible assets, we apply qualitative and quantitative approaches.
Long-Lived Assets and Finite-Lived Intangible Assets
We review our long-lived and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. When these indicators exist, we project undiscounted net future cash flows over the remaining life of such assets. If the sum of the projected cash flows is less than the carrying amount, an impairment would exist, measured based upon the difference between the carrying amount and the fair value of the assets. Finite-lived intangible assets are generally amortized using the straight-line method or an accelerated method over the lesser of their contractual or estimated useful lives.
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
We entered into foreign currency hedging transactions during 2022, 2021 and 2020 as economic hedges to help mitigate a portion of our foreign exchange risk exposure. The gains and losses on these transactions were not material during these years.
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
Activity Assessment Fees and Section 31 Fees
We pay the Securities and Exchange Commission, or SEC, fees pursuant to Section 31 of the Securities Exchange Act of 1934 for transactions executed on our U.S. equities and options exchanges. These Section 31 fees are designed to recover the costs to the government for supervising and regulating the securities markets and securities professionals. We (or the Options Clearing Corporation, or OCC, on our behalf), in turn, collect activity assessment fees, which are included in exchanges revenues in the accompanying consolidated statements of income, from member organizations clearing or settling trades on the U.S. equities and options exchanges and recognize these amounts as revenue. Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semi-annually and recorded as an accrued liability until paid. The activity assessment fees are designed so that they are equal to the Section 31 fees paid by us to the SEC. As a result, Section 31 fees do not have an impact on our net income.
Stock-Based Compensation
We currently sponsor stock option plans, restricted stock plans and our Employee Stock Purchase Plan, or ESPP, to provide additional and incentive-based compensation to our employees and directors (see Note 11). Stock options and restricted stock are granted at the discretion of the Compensation Committee of the Board of Directors. We measure and recognize compensation expense for share-based payment awards, including employee stock options, restricted stock and shares purchased under the ESPP based on estimated fair values on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as stock-based compensation expense over the requisite service period.
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
Treasury Stock
We record treasury stock activities under the cost method whereby the cost of the acquired stock is recorded as treasury stock (see Note 12). In the event it occurs in the future, our accounting policy upon the formal retirement of treasury stock is to deduct the par value from common stock and to reflect any excess of cost over par value as a deduction from additional paid-in capital (to the extent created by previous issuances of the shares) and retained earnings.
Credit Risk and Significant Customers
Our clearing houses are exposed to credit risk as a result of maintaining clearing member cash deposits at various financial institutions (see Note 14). Cash deposit accounts are established at large, highly-rated financial institutions and entered into so that they restrict the rights of offset or imposition of liens by the banks. We also limit our risk of loss by holding the majority of the cash deposits in cash accounts at the Federal Reserve Bank of Chicago, high quality short-term sovereign debt reverse repurchase agreements with several different counterparty banks or direct investments in short-term high quality sovereign and supranational debt issues primarily with original maturities of less than three months. While we seek to achieve a reasonable rate of return which may generate interest income for our clearing members, we are primarily concerned with preservation of capital and managing the risks associated with these deposits. As the clearing houses may pass on interest revenues, minus costs, to the members, this could include negative or reduced yield due to market conditions.
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
ICE Clear Credit, a systemically important financial market utility as designated by the Financial Stability Oversight Council, maintains a U.S. dollar account at the Federal Reserve Bank of Chicago as of December 31, 2022. ICE Clear Europe maintains a euro-denominated account at the European Central Bank, or ECB, the central bank of the Netherlands, as well as pounds sterling- and euro-denominated accounts at the Bank of England, or BOE, the central bank of the U.K. These accounts provide the flexibility for ICE Clear Europe to place euro- and pounds sterling-denominated cash margin securely at national banks, in particular during periods when liquidity in the euro and pounds sterling repo markets may temporarily become contracted. Such accounts are intended to decrease ICE Clear Credit and ICE Clear Europe’s custodial, liquidity and operational risk as compared to alternative custodial and investment arrangements.
Our futures businesses have minimal credit risk as the majority of their transaction revenues are currently cleared through our clearing houses. Our accounts receivable related to fixed income and data services revenues, cash trading, listing revenues, technology revenues, CDS and bilateral over-the-counter, or OTC, energy transaction revenues and mortgage technology services subjects us to credit (collection) risk, as we do not require these customers to post collateral. We limit our risk of loss by terminating a customer's ability to remain listed or receive data or terminating other services for entities with delinquent accounts. The concentration of risk on accounts receivable is also mitigated by the large number of entities comprising our customer base. Excluding clearing members, there were no individual accounts receivable balances greater than 10% of total consolidated accounts receivable as of December 31, 2022 or December 31, 2021. Our accounts receivable are stated at the billed amount.
Leases
We record our leases in accordance with ASU No. 2016-02, Leases, or ASU 2016-02. This standard requires recognition of both assets and liabilities arising from finance and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 requires lessees to recognize a right-of-use asset representing a right to use the underlying asset over the lease term, and a corresponding lease liability on the balance sheet. Operating lease right-of-use assets and liabilities are recorded at the lease commencement date based on the present value of the lease payments to be made over the lease term using its incremental borrowing rate based on the information available at the lease commencement date. As the rate implicit in the lease is not readily determinable in most of our leases, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Rent expense is recognized on a straight-line basis over the lease term. Rent expense is included in rent and occupancy expenses and technology and communication expenses in the accompanying consolidated statements of income (see Note 15).
Acquisition-Related Transaction and Integration Costs
We incur incremental costs relating to our completed and potential acquisitions and other strategic opportunities. This includes fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms, as well as costs associated with credit facilities and other external costs directly related to the proposed or closed transactions. In accordance with ASC 805, Business Combinations, acquisition-related transaction and integration costs, excluding costs to issue debt or equity securities, are expensed in the period in which these costs are incurred and the services are received and are not included in the purchase price.
The acquisition-related transaction and integration costs incurred during 2022 are primarily due to legal and consulting expenses related to our pending acquisition of Black Knight and our integration of Ellie Mae. The acquisition-related transaction and integration costs incurred during 2021 are primarily related to our integration of Ellie Mae and the Bakkt transaction. The acquisition-related transaction and integration costs incurred during 2020 primarily relate to costs incurred for our acquisitions of Ellie Mae and Bridge2 Solutions (see Note 3).
Fair Value of Financial Instruments
Fair value is the price that would be received from selling an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Our financial instruments consist primarily of certain short-term and long-term assets and liabilities, customer accounts receivable, margin deposits and guaranty funds, equity and equity method investments, and short-term and long-term debt (see Note 18).
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
Foreign Currency Translation Adjustments and Foreign Currency Transaction Gains and Losses
Our functional and reporting currency is the U.S. dollar. We have exposure to foreign currency translation gains and losses arising from our net investment in certain U.K., continental European, Asian and Canadian subsidiaries. The revenues, expenses and financial results of these subsidiaries are recorded in the functional currency of the countries that these subsidiaries are located in, which are primarily pounds sterling and euros. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses, net of tax as applicable, included in the cumulative translation adjustment account, a component of equity. As of December 31, 2022 and 2021, the portion of our equity attributable to accumulated other comprehensive loss from foreign currency translation adjustments was $278 million and $150 million, respectively.
We have foreign currency transaction gains and losses related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations. These transaction gains and losses are due to the increase or decrease in the foreign currency exchange rates between periods. Forward contracts on foreign currencies are entered into to manage the foreign currency exchange rate risk. Gains and losses from foreign currency transactions are included in other income/(expense) in the accompanying consolidated statements of income and resulted in net losses of $9 million, $13 million and $5 million in 2022, 2021 and 2020, respectively.
Earnings Per Common Share
Basic earnings per common share is calculated using the weighted average common shares outstanding during the year. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are included in the diluted per share calculations unless the effect of inclusion would be antidilutive (see Note 20).

Recently Adopted Accounting Pronouncements

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements
ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, requires the recognition and measurement of contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. Considerations to determine the amount of contract assets and contract liabilities to record at the acquisition date include the terms of the acquired contract, such as timing of payment, identification of each performance obligation in the contract and allocation of the contract transaction price to each identified performance obligation on a relative standalone selling price basis as of contract inception. This standard is effective beginning in the first quarter of 2023 and should be applied prospectively for acquisitions occurring on or after the effective date of the amendment, with early adoption permitted.
	We adopted this standard early as of December 31, 2022.	We evaluated this guidance to determine the impact on our consolidated financial statements. Based on our assessment, we concluded the impact of adoption of this guidance was not material.
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
	We adopted on January 1, 2020 on a prospective basis.	We evaluated this guidance to determine the impact on our consolidated financial statements. Based on our assessment, we concluded the impact of adoption of this guidance was not material. The fair values of our reporting units have been greater than their corresponding carrying values in recent years. Changes in future projections, market conditions, and other factors may cause a change in the excess of fair value of our reporting units over their corresponding carrying values.

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements
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
Adoption of ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments
On January 1, 2020, we adopted ASU 2016-13 using the modified retrospective approach through a cumulative-effect adjustment of $10 million, net of tax, to retained earnings. ASU 2016-13 primarily impacted the calculation of our allowance for doubtful accounts on accounts receivable utilizing the expected credit losses model. We do not currently hold available-for-sale debt securities, off-balance-sheet credit exposures, or other material financial assets impacted by the standard, besides those mentioned below.

We consider our material financial assets within scope, including our cash equivalents, short-term and long-term restricted cash equivalents as well as our clearing members' cash equivalent and reverse repurchase receivables, and determined that such assets have a de minimis risk of credit loss. We invest our cash and clearing members' cash by placing it in highly-rated government securities, primarily U.S. Treasury securities and other sovereign debt with original maturities of less than three months which we consider to be cash equivalents, or into reverse repurchase agreements, referred to as reverse repos, with primarily overnight maturities. Reverse repos are valued daily and are subject to collateral maintenance provisions whereby the counterparty must provide additional collateral if the value of the underlying securities lose value, in an amount sufficient to maintain collateralization of at least 102%. Therefore, as of and for the year ended December 31, 2022 we have not recorded a credit loss for these financial assets.

Based on the high turnover and collectability of our accounts receivable, the mitigated default and concentration risks due to the high quality and large number of entities comprising our customer base, and the monthly billing process for the majority of our revenue, we have not experienced a significant increase in the loss provision recognized upon adoption of the CECL model.
A reconciliation of the beginning and ending amount of allowance for doubtful accounts is as follows for the years ended December 31, 2022, 2021, and 2020 (in millions):

	Year Ended December 31,
	2022	2021	2020
Beginning balance of allowance for doubtful accounts	$24	$27	$8
Impact of adoption of ASU 2016-13	—	—	13
Bad debt expense	11	13	16
Charge-offs	(13)	(16)	(10)
Ending balance of allowance for doubtful accounts	$22	$24	$27
Charge-offs in the table above represent the write-off of uncollectible receivables, net of recoveries. These amounts also include the impact of foreign currency translation adjustments.
3.Acquisitions and Divestitures
Acquisitions and Divestitures

Company	Transaction Date	Primary Segment	Description
Bakkt Holdings, LLC, or Bakkt	Deconsolidated on 10/15/2021	Exchanges
Bakkt is a business with an integrated platform that enables consumers and institutions to transact in digital assets. The Bakkt platform consists of three complementary aspects: a digital asset marketplace, loyalty redemption services and an alternative payment method.

In 2021, Bakkt completed its merger with VPC Impact Acquisition Holdings, or VIH, a special purpose acquisition company sponsored by Victory Park Capital, or VPC. Following the closing, as a consequence of our inability to meet the power criterion through our variable interest and because of holding a minority voting interest in the combined company, during the fourth quarter of 2021 we deconsolidated Bakkt upon loss of control and prospectively treat it as an equity method investment within our financial statements.

Ellie Mae Intermediate Holdings I, Inc., and its indirect wholly owned subsidiary, Ellie Mae, Inc. (collectively, Ellie Mae)	Acquired on 9/4/2020	Mortgage Technology
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

During 2022 and 2021, we acquired multiple companies which were not material to our operations.
Pending Acquisition of Black Knight, Inc.
On May 4, 2022, we announced that we had entered into a definitive agreement to acquire Black Knight, Inc., or Black Knight, a software, data and analytics company that serves the housing finance continuum, including real estate data, mortgage lending and servicing, as well as the secondary markets. Pursuant to that certain Agreement and Plan of Merger, dated as of May 4, 2022, among ICE, Sand Merger Sub Corporation, a wholly owned subsidiary of ICE, or Sub, and Black Knight, which we refer to as the “merger agreement,” Sub will merge with and into Black Knight, which we refer to as the “merger,” with Black Knight surviving as a wholly owned subsidiary of ICE. As of May 4, 2022, the transaction was valued at approximately $13.1 billion, or $85 per share of Black Knight common stock, with cash comprising 80% of the value of the aggregate transaction consideration and shares of our common stock comprising 20% of the value of the aggregate transaction consideration at that time. The aggregate cash component of the transaction consideration is fixed at $10.5 billion, and the value of the aggregate stock component of the transaction consideration will fluctuate with the market price of our common stock and will be determined based on the average of the volume weighted averages of the trading prices of our common stock on each of the ten consecutive trading days ending three trading days prior to the closing of the merger. This transaction builds on our position as a provider of electronic workflow solutions for the rapidly evolving U.S. residential mortgage industry.
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
Ellie Mae Acquisition
On September 4, 2020, we acquired Ellie Mae for aggregate consideration of $11.4 billion from private equity firm Thoma Bravo. The purchase price consisted of $9.5 billion in cash, as adjusted for $335 million of cash and cash equivalents held by Ellie Mae on the date of acquisition, and approximately $1.9 billion, or approximately 18.4 million shares of our common stock, based on our stock price on the acquisition date. ICE funded the cash portion of the purchase price with net proceeds from our offering of new senior notes in August 2020, together with the issuance of commercial paper and borrowings under a new senior unsecured term loan facility (see Note 10). We have evaluated the impact of this acquisition and related disclosures under ASC 805- Business Combinations.
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
The following table sets forth the components of the intangible assets associated with the acquisition as of December 31, 2022 (in millions, except years):

	Acquisition-Date Fair Value	Accumulated Amortization	Net Book Value	Useful Life (Years)
Customer relationships	$3,136	$(377)	$2,759	10 to 20
Backlog	300	(139)	161	5
Trademark/Tradenames	200	(25)	175	5 to 20
Developed Technology	739	(262)	477	7
In-process Research & Development	67	—	67	N/A
Total	$4,442	$(803)	$3,639
From the acquisition date through December 31, 2020, Ellie Mae revenues of $351 million, were included in our mortgage technology revenues, and operating expenses of $250 million were recorded in our consolidated income statement.
The financial information in the table below summarizes the combined results of operations of ICE and Ellie Mae, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented. Such unaudited pro forma financial information is based on the historical financial statements of ICE and Ellie Mae. This unaudited pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such unaudited pro forma information, including, without limitation, purchase accounting adjustments, interest expense on debt issued to finance the purchase price, acquisition-related transaction costs, the removal of historical Ellie Mae intangible asset amortization and the addition of intangible asset amortization related to this acquisition. The unaudited pro forma financial information does not reflect any synergies or operating cost reductions that have been and may be achieved from the combined operations. The unaudited pro forma financial information combines the historical results for us and Ellie Mae for 2020 in the following table (in millions).

Year Ended December 31, 2020
Total revenues, less transaction-based expenses	$6,644
Net income attributable to ICE	$2,193
Transaction-based expenses included within revenues, less transaction-based expenses in the table above, were not impacted by pro forma adjustments and agree to the amounts presented historically in our consolidated income statements as they relate solely to ICE and not to Ellie Mae.

Bakkt Transaction
On October 15, 2021, Bakkt completed its merger with VPC Impact Acquisition Holdings, or VIH, a special purpose acquisition company sponsored by Victory Park Capital, or VPC. The business combination between Bakkt and VIH resulted in enterprise value of approximately $2.1 billion, including approximately $479 million of cash on the combined company’s balance sheet, reflecting a contribution of up to $123 million of cash held in VIH’s trust account, and a $325 million concurrent private investment in public equity, or PIPE, of Class A common stock of the combined company and $31 million of cash held in Bakkt accounts. The PIPE was priced at $10.00 per share and included a $47 million commitment from us. The newly combined company has been renamed Bakkt Holdings, Inc. and is listed on the New York Stock Exchange, or NYSE.
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
Following completion of the business combination, we held an approximate 68% economic interest, which includes both our variable interest and PIPE investment. As a result of limitations on ICE from the Bakkt voting agreement entered into in connection with the transaction, we hold a minority voting interest in the combined company. Prior to the closing, Bakkt revenues and operating expenses were reported within our consolidated revenues and operating expenses. Following the closing, as a consequence of our inability to meet the power criterion through our variable interest and because of holding a minority voting interest in the combined company, during the fourth quarter of 2021 we deconsolidated Bakkt upon loss of control and prospectively treat it as an equity method investment within our financial statements. We recorded a pre-tax gain on the transaction of $1.4 billion during the fourth quarter of 2021, which is included in other non-operating income within our consolidated income statement. The pre-tax gain is a result of recording an equity method investment value of $1.7 billion plus the removal of our redeemable non-controlling interest liability of $107 million, partially offset by the deconsolidation of Bakkt net assets of $295 million and our additional PIPE contribution of $47 million.
The merger of Bakkt and VIH triggered a market condition event on the Bakkt equity incentive awards. As a result, during 2021, we incurred a $31 million non-cash compensation expense related to these awards which we recorded as an acquisition-related cost prior to deconsolidating Bakkt (see Note 11).

Bridge2 Solutions Acquisition Considerations
Bridge2 Solutions is a leading provider of loyalty solutions for merchants and consumers. Subsequent to its acquisition by us in February 2020, Bridge2 Solutions was contributed to Bakkt in combination with its capital call. To fund the acquisition of Bridge2 Solutions, Bakkt completed a capital call for $300 million in funding by ICE and the minority investors. This acquisition-related capital call triggered a market condition of certain Bakkt equity incentive awards, and as a result, we incurred a $10 million non-cash compensation expense in 2020 related to these awards which was recorded as an acquisition-related cost (see Note 11).

The following summarizes our purchase price allocation for Bridge2 Solutions to the respective net tangible and identifiable intangible assets and liabilities based on the respective estimated fair values on the date of acquisition. The excess of the purchase price over the net tangible and identifiable intangible assets has been recorded as goodwill. Revenues and expenses were not material to the periods presented.

	Acquisition Purchase Price Allocation (dollars in millions)
	Bridge2 Solutions	Useful Life (Years)

Customer relationship intangibles	$54	12
Developed technology intangibles	12	7
Trade name intangibles	—	1
Total identifiable intangible assets	$66
Goodwill	217
Other working capital adjustments	(22)
Total purchase price cash consideration	$261

As of October 15, 2021, following the Bakkt transaction discussed above, we no longer consolidate Bridge2 Solutions in our financial statements.
Non-Controlling Interest
During 2020, we received a contribution from a group of minority investors for a non-controlling interest in ICE Futures Abu Dhabi.
Minority investors hold a net profit sharing interest in our CDS clearing subsidiaries of 26.7% ownership interest as of December 31, 2022.
In December 2018, Bakkt was capitalized with $183 million in initial funding with ICE as the majority owner, along with a group of other minority investors, and in March 2020, an additional $300 million in funding occurred with ICE maintaining its majority ownership. We held a call option over these interests subject to certain terms. Similarly, the non-ICE partners in Bakkt held a put option to require us to repurchase their interests subject to certain terms. These minority interests were reflected as redeemable non-controlling interests in temporary equity within our consolidated balance sheet. Following the October 2021 Bakkt merger discussed above, we no longer consolidate Bakkt and therefore did not record a redeemable non-controlling interest in Bakkt as of December 31, 2022 or 2021.

4.Investments
Equity Investments Subject to ASU 2016-01
Our equity investments are subject to valuation under ASU 2016-01, Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. See Note 18 for a discussion of our determination of fair value of our financial instruments.
Investment in Euroclear
We previously owned a 9.8% stake in Euroclear, plc, or Euroclear, that we originally purchased for $631 million. We appointed a director to the Euroclear Board of Directors, and classified our investment in Euroclear as an equity investment.
On May 20, 2022, we completed the sale of our 9.8% stake in Euroclear. The carrying value of our investment was $700 million at the time of the sale and was classified within other current assets on our balance sheet. We recorded a net gain on the sale of $41 million, which is included in other income in 2022.
We did not receive a dividend from Euroclear during 2022 or 2020. We recognized dividend income of $60 million in 2021 from Euroclear, included in other income.
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
Equity Method Investments
Our equity method investments include OCC and Bakkt, among others. Our equity method investments are included in other non-current assets in the accompanying consolidated balance sheets. We carry our equity method investments at cost and assess the carrying value periodically if impairment indicators are present. At the end of each reporting period, we record our share of profits or losses of our equity method investments as equity earnings included in other income. In addition, if and when our equity method investments issue cash dividends to us, we deduct the amount of these dividends from the carrying amount of that investment.
We recognized ($1.3 billion), ($42 million) and $71 million as our share of estimated profits/(losses) and impairment, net, from our equity method investments other income/(expense) during 2022, 2021 and 2020, respectively. The estimated losses during 2022 and 2021 are primarily related to our investment in Bakkt, and the estimated profits during 2020 are related to our investment in OCC. Each period includes adjustments to reflect the difference between reported prior period actual results from our original estimates.
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
We recognized $15 million, $51 million and $71 million during 2022, 2021 and 2020, respectively, of equity earnings as our share of OCC's estimated profits, which is included in other income.

Investment in Bakkt
Following Bakkt's October 15, 2021 merger with VIH, we held an approximate 68% economic interest and treat it as an equity method investment (see Note 3). We recorded estimated equity losses and impairment of $1.4 billion during 2022 related to our investment in Bakkt.
During 2022, Bakkt reported an impairment of goodwill and intangible assets. As of December 31, 2022, after recording our share of Bakkt's equity method losses, which included Bakkt's impairment charge, we recorded an impairment in our investment in Bakkt to its fair value as other expense. This was based on what we consider to be an other-than-temporary decline in fair value as a result of the factors noted above, including consideration for the impairment charge recorded by Bakkt. As of December 31, 2022, the carrying value of our investment in Bakkt was determined to be $208 million.
We have concluded that Bakkt meets the significance test under Rule 3-09 of Regulation S-X for 2022. Bakkt’s total assets and liabilities as of September 30, 2022 were $879 million and $220 million, respectively, and Bakkt’s net revenues and net loss for the nine months ended September 30, 2022 were $39 million and ($1.7 billion), respectively. Bakkt’s total assets and liabilities as of December 31, 2021 were $2.4 billion and $120 million, respectively, and Bakkt’s net revenues and net loss for the period from October 15, 2021 through December 31, 2021 were $11 million and ($165 million), respectively. In accordance with Rule 3-09 of Regulation S-X, financial statements for Bakkt as of and for the year ended December 31, 2022 will be filed subsequently as an amendment to this Form 10-K.

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
Our transaction and clearing revenues are primarily included in our Exchanges segment with the exception of our CDS and fixed income transaction and clearing revenues which are discussed below and are included in our Fixed Income and Data Services segment. Derivatives trading and clearing fees contain two performance obligations: (1) trade execution/clearing novation and (2) risk management of open interest. While we allocate the transaction price between these two performance obligations, since they generally are satisfied almost simultaneously, there is no significant deferral of revenue. Our Exchanges segment futures and options transaction and clearing revenues are reported net of rebates. Rebates were $815 million, $982 million and $933 million in 2022, 2021 and 2020, respectively. Transaction and clearing fees can be variable based on trade volume discounts used in the determination of rebates, however virtually all volume discounts are calculated and recorded on a monthly basis. Transaction and clearing fees, as well as any volume discounts rebated to our customers, are calculated and billed monthly in accordance with our published fee schedules.
•Cash Equities and Equity Options: Revenues in our cash equity and equity options markets represent trade execution fees. Cash trading and equity options contain one performance obligation related to each transaction which occurs instantaneously, and the revenue is recorded at the point in time of the transaction. We make liquidity payments to certain customers, as well as charge routing fees related to orders in our markets which are routed to other markets for execution and recognize those payments as a cost of revenue. In addition, we pay NYSE regulatory oversight fees to the SEC and collect equal amounts from our customers. These are also considered a cost of revenue, and both of these NYSE-related fees are included in transaction-based expenses. For one of our equity option exchanges, revenues are reported net of rebates. Rebates for that exchange were $50 million, $51 million and $29 million in 2022, 2021 and 2020, respectively.
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

Fixed Income and Data Services Revenues
•Fixed Income Execution: Execution fees are reported net of rebates, and can be variable based on trade volume discounts used in the determination of rebates, however virtually all volume discounts are calculated and recorded on a monthly basis. Execution fees and rebates are calculated and billed monthly in accordance with our published fee schedules. Fixed income execution rebates were nominal in 2022, 2021 and 2020. In addition, we earn fixed income transaction fees on the trade execution of agency trades, commissions and net markups and markdowns on riskless principal trades. Fixed income execution fees contain one performance obligation related to each transaction which occurs instantaneously, and the revenue is recorded at the point in time. Fixed income revenues also include interest income on certain clearing margin deposits related to our CDS clearing business which are satisfied at a point in time and consists of a single performance obligations.
•CDS Clearing: CDS clearing revenues are reported net of rebates. Rebates were nominal in 2022, 2021 and 2020. We provide clearing services to the global CDS market and the timing and nature of our CDS transaction and clearing revenue is similar in nature to the Exchanges Segment transaction and clearing revenues discussed above. The CDS derivatives trading and clearing fees contain two performance obligations: (1) trade execution/clearing novation and (2) risk management of open interest. While we allocate the transaction price between these two performance obligations, since they generally are satisfied almost simultaneously, there is no significant deferral of revenue.
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

Mortgage Technology Revenues
•Origination Technology: Our origination technology acts as a system of record for the mortgage transaction, automating the gathering, reviewing, and verifying of mortgage-related information and enabling automated enforcement of rules and business practices designed to help ensure that each completed loan transaction is of high quality and adheres to secondary market standards. These revenues are based on recurring Software as a Service, or SaaS, subscription fees, with an additive transaction-based success-based pricing fee as lenders exceed the number of loans closed that are included with their monthly base subscription.
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
•Closing Solutions: Our closing solutions connect key participants such as lenders, title and settlement agents and individual recorders together to digitize the closing and recording process. For these services, we act as agent and revenues are recorded net. Revenues for these services primarily contain one performance obligation related to each transaction which occurs instantaneously, and the revenues are primarily recorded at the point in time of the transaction. Closing solutions also includes revenues from our Mortgage Electronic Registrations Systems, Inc., or MERS database, which provides a system of record for recording and tracking changes and servicing rights and beneficial ownership interests in loans secured by U.S. residential real estate. MERS database revenues contain multiple performance obligations related to each new loan registration and future transfers, and the revenues are primarily recorded at the point in time of each transaction. Closing solutions revenues may include a fixed-fee subscription component recognized ratably over the contract term, as this method best depicts our pattern of performance.
•Data and Analytics: Revenues include those related to ICE Mortgage Technology’s Automation, Intelligence, Quality, or AIQ, offering which applies machine learning to the entire loan origination process, offering customers greater efficiency by streamlining data collection and validation through our automated document recognition and data extraction capabilities. AIQ revenues can be both recurring and transaction-based in nature. In addition, our data offerings include real-time industry and peer benchmarking tools, which provide originators a granular view into the real-time trends of the U.S. residential mortgage market. We also provide a Data as a Service, or DaaS, offering through private data clouds for lenders to access their own data and origination information. Revenues related to our data products are largely subscription-based and recurring in nature and recognized ratably over time as this method best depicts our pattern of performance. Our performance obligations of data delivery are met consistently throughout the period.
•Other: Other revenues include professional services fees, as well as revenues from ancillary products. Other revenues can be both recurring and transaction-based in nature.

The following table depicts the disaggregation of our revenue according to business line and segment (in millions). Amounts here have been aggregated as they follow consistent revenue recognition patterns, and are consistent with the segment information in Note 19:

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Year ended December 31, 2022
Total revenues	$6,415	$2,092	$1,129	$9,636
Transaction-based expenses	2,344	—	—	2,344
Total revenues, less transaction-based expenses	$4,071	$2,092	$1,129	$7,292

Timing of Revenue Recognition
Services transferred at a point in time	$2,307	$370	$455	$3,132
Services transferred over time	1,764	1,722	674	4,160
Total revenues, less transaction-based expenses	$4,071	$2,092	$1,129	$7,292

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Year ended December 31, 2021
Total revenues	$5,878	$1,883	$1,407	$9,168
Transaction-based expenses	2,022	—	—	2,022
Total revenues, less transaction-based expenses	$3,856	$1,883	$1,407	$7,146

Timing of Revenue Recognition
Services transferred at a point in time	$2,166	$216	$820	$3,202
Services transferred over time	1,690	1,667	587	3,944
Total revenues, less transaction-based expenses	$3,856	$1,883	$1,407	$7,146

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Year ended December 31, 2020
Total revenues	$5,839	$1,810	$595	$8,244
Transaction-based expenses	2,208	—	—	2,208
Total revenues, less transaction-based expenses	$3,631	$1,810	$595	$6,036

Timing of Revenue Recognition
Services transferred at a point in time	$2,045	$249	$439	$2,733
Services transferred over time	1,586	1,561	156	3,303
Total revenues, less transaction-based expenses	$3,631	$1,810	$595	$6,036
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
The components of services transferred over time for each of our segments are as follows:

	Year ended December 31,
	2022	2021	2020
Exchanges Segment:
Data services revenues	$877	$838	$790
Services transferred over time related to risk management of open interest performance obligations	$262	$260	$241
Services transferred over time related to listings	$515	$479	$446
Services transferred over time related to regulatory fees, trading permits, and software licenses	$110	$113	$109
Total	$1,764	$1,690	$1,586

Fixed Income Data Services Segment:
Data services revenues	$1,686	$1,639	$1,532
Services transferred over time related to risk management of open interest performance obligations in our CDS business	$36	$28	$29
Total	$1,722	$1,667	$1,561

Mortgage Technology Segment:
Subscription revenues	$643	$553	$155
Professional service revenues and other	$31	$34	$1
Total	$674	$587	$156

Total consolidated revenues transferred over time	$4,160	$3,944	$3,303

6. Deferred Revenue
Our contract liabilities, or deferred revenue, represent consideration received that is yet to be recognized as revenue. Total deferred revenue was $254 million as of December 31, 2022, including $170 million in current deferred revenue and $84 million in other non-current liabilities. Total deferred revenue was $284 million as of December 31, 2021, including $194 million in current deferred revenue and $90 million in other non-current liabilities. See Note 5 for a description of our annual listing, original listing, other listings, data services and mortgage technology services revenues and the revenue recognition policy for each of these revenue streams. The changes in our deferred revenue during 2022 and 2021 are as follows (in millions):

	Annual Listing Revenue	Original Listing Revenues	Other Listing Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at January 1, 2021	$—	$13	$92	$95	$59	$259
Additions	403	39	44	451	83	1,020
Amortization	(403)	(33)	(43)	(453)	(63)	(995)
Deferred revenue balance at December 31, 2021	—	19	93	93	79	284
Additions	437	34	47	451	72	1,041
Amortization	(437)	(34)	(44)	(456)	(100)	(1,071)
Deferred revenue balance at December 31, 2022	$—	$19	$96	$88	$51	$254

The Mortgage Technology deferred revenue balance as of December 31, 2022 primarily relates to origination technology subscription services for which the performance obligations have not yet been provided as of the balance sheet date but for which billings or payments have been received in advance. Performance obligations for origination technology revenue consist of a series of distinct services and are recognized over the contract terms as subscription performance obligations are satisfied. Contracts generally range from one year to five years.

Included in the amortization recognized in 2022, $195 million was related to the deferred revenue balance as of January 1, 2022. Included in the amortization in 2021, $152 million was related to the deferred revenue balance as of January 1, 2021. As of December 31, 2022, the remaining deferred revenue balance will be recognized over the period of time we satisfy our performance obligations. As of December 31, 2022, we estimate that our deferred revenue will be recognized in the following years (in millions):

	Original Listing Revenues	Other Listing Revenues	Data Services and Other Revenues	Mortgage Technology	Total
2023	$13	$33	$78	$46	$170
2024	3	25	4	5	37
2025	2	18	2	—	22
2026	1	12	2	—	15
2027	—	7	1	—	8
Thereafter	—	1	1	—	2
Total	$19	$96	$88	$51	$254

7. Short-Term and Long-Term Restricted Cash and Cash Equivalents

Our total restricted cash and cash equivalents, including short-term and long-term portions, consisted of the following (in millions):

	As of December 31,
	2022	2021
Restricted cash and cash equivalents:
Short-term restricted cash and cash equivalents:
ICE Futures Europe	$100	$100
ICE Clear Europe	730	550
CFTC Regulated Entities	287	289
Other Regulated Entities	73	76
Other	4,959	20
Total short-term restricted cash and cash equivalents	6,149	1,035
Long-term restricted cash and cash equivalents:
ICE Clearing House Portion of the Guaranty Fund Contribution	405	398
Total long-term restricted cash and cash equivalents	405	398
Total restricted cash and cash equivalents	$6,554	$1,433

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
•ICE Clear Europe: ICE Clear Europe operates as a U.K. Recognized Clearing House. As such, ICE Clear Europe is required by the BOE and the European Market Infrastructure Regulation, or EMIR, to restrict as cash, cash equivalents or investments in an amount to reflect an estimate of the capital required to wind down or restructure the activities of the clearing house, cover operational, legal and business risks and to reserve capital to meet credit, counterparty and market risks not covered by the members' margin and guaranty funds. The increase in the regulatory capital restricted cash at ICE Clear Europe as of December 31, 2022 was due to the growth of our clearing businesses, a related increase in costs and the consequential additional regulatory capital buffers required by the BOE. ICE Clear Europe, in addition to being regulated by the BOE, is also regulated by the CFTC as a U.S. Derivatives Clearing Organization, or DCO. The regulatory capital available to ICE Clear Europe, as described above, exceeds the CFTC requirements.
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
•Other Regulated Entities: Restricted cash on our various regulated entities and exchanges includes ICE Benchmark Administration, ICE Clear Netherlands, ICE Trade Vault U.K., ICE Endex, ICE Futures Singapore and ICE Futures Abu Dhabi. It also includes the clearing member requirements of ICE Securities Executions & Clearing, LLC and included restricted cash related to Bakkt Trust Company, LLC prior to our deconsolidation of Bakkt in October 2021.
•Other: Other restricted cash is primarily related to $4.9 billion of net proceeds from the SMR Notes that are separately invested (see Note 10).
Long-Term Restricted Cash and Cash Equivalents
Our long-term restricted cash and cash equivalents in the table above consist of the following:
•ICE Clearing House Portion of the Guaranty Fund Contribution: Our clearing houses, other than ICE NGX, require each clearing member to make deposits to a fund known as the guaranty fund. Included in the total contribution to ICE Clear U.S. as of December 31, 2022, is $15 million from Bakkt, solely applicable to any losses associated with a default in Bitcoin contracts and other digital assets that ICE Clear U.S. may clear in the future. In addition, we have a $15 million first-loss amount related to ICE NGX insurance and included in our contribution to its guaranty fund. See Note 14 for additional information on the guaranty funds and our contributions of cash to our clearing houses guaranty funds.

8. Property and Equipment
Property and equipment consisted of the following (in millions):

	As of December 31,		Depreciation Period (Years)
	2022	2021
Software and internally developed software	$1,599	$1,407	3 to 7
Computer and network equipment	811	792	3 to 5
Land	155	156	N/A
Buildings and building improvements	352	342	15 to 30
Right-of-use lease assets	278	278	1 to 20
Leasehold improvements	331	322	4 to 15
Equipment, aircraft and office furniture	339	335	4 to 12
Total property and equipment	3,865	3,632
Less accumulated depreciation and amortization	(2,098)	(1,933)
Property and equipment, net	$1,767	$1,699
In 2022, 2021 and 2020, amortization of software and internally developed software was $247 million, $213 million and $190 million, respectively, and depreciation of all other property and equipment was $174 million, $174 million and $173 million, respectively. As of December 31, 2022 and 2021, unamortized software and internally developed software was $427 million and $361 million, respectively.

9. Goodwill and Other Intangible Assets
The following is a summary of the activity in our goodwill balance (in millions):

Goodwill balance at January 1, 2021	$21,291
Acquisitions	50
Divestitures	(233)
Foreign currency translation	(7)
Other activity, net	22
Goodwill balance at December 31, 2021	$21,123
Acquisitions	46
Foreign currency translation	(55)
Other activity, net	(3)
Goodwill balance at December 31, 2022	$21,111
The following is a summary of the activity in our other intangible assets balance (in millions):

Other intangible assets balance at January 1, 2021	$14,408
Acquisitions	26
Divestitures	(58)
Foreign currency translation	(6)
Amortization of other intangible assets	(622)
Other activity, net	(12)
Other intangible assets balance at December 31, 2021	$13,736
Acquisitions	14
Foreign currency translation	(53)
Amortization of other intangible assets	(610)
Other activity, net	3
Other intangible assets balance at December 31, 2022	$13,090

We completed our divestiture of Bakkt in 2021 (see Note 3).
Foreign currency translation adjustments result from a portion of our goodwill and other intangible assets being held at our U.K., EU and Canadian subsidiaries, whose functional currencies are not the U.S. dollar. The changes in other activity, net, in the tables above primarily relate to adjustments to the fair value of the net tangible and intangible assets made within one year of acquisitions, with a corresponding adjustment to goodwill. We have performed an analysis of impairment indicators and did not recognize any impairment losses on goodwill or other intangible assets in 2022, 2021 or 2020.
Other intangible assets and the related accumulated amortization consisted of the following (in millions):

	As of December 31,		Useful Life (Years)
	2022	2021
Finite-lived intangible assets:
Customer relationships	$7,966	$7,958	3 to 25
Technology	1,380	1,379	2.5 to 11
Trading products with finite lives	242	237	20
Data/databases	150	150	4 to 10
Market data provider relationships	11	11	20
Non-compete agreements	42	42	1 to 5
Other	254	253	1 to 5
Total finite-lived intangible assets	10,045	10,030
Less accumulated amortization	(3,461)	(2,814)
Total finite-lived intangible assets, net	6,584	7,216
Indefinite-lived intangible assets:
Exchange registrations, licenses and contracts with indefinite lives	6,218	6,232
Trade names and trademarks with indefinite lives	280	280
Other	8	8
Total indefinite-lived intangible assets	6,506	6,520
Total other intangible assets, net	$13,090	$13,736
In 2022, 2021 and 2020, amortization of other intangible assets was $610 million, $622 million and $388 million, respectively. Collectively, the remaining weighted average useful lives of the finite-lived intangible assets is 14.4 years as of December 31, 2022. We expect future amortization expense from the finite-lived intangible assets as of December 31, 2022 to be as follows (in millions):

2023	$600
2024	581
2025	558
2026	511
2027	464
Thereafter	3,870
$6,584

10.Debt
Our total debt, including short-term and long-term debt, consisted of the following (in millions):

	As of December 31,
	2022	2021
Debt:
Short-term debt:
Commercial Paper	$—	$1,012
2022 Senior Notes (2.35% senior notes due September 15, 2022)	—	499
Other short-term debt	4	10
Total short-term debt	4	1,521
Long-term debt:
2023 Senior Notes (0.70% senior notes due June 15, 2023)	—	997
2023 Senior Notes (3.45% senior notes due September 21, 2023)	—	399
2023 Senior Notes (4.00% senior notes due October 15, 2023)	—	797
2025 Senior Notes (3.65% senior notes due May 23, 2025)	1,243	—
2025 Senior Notes (3.75% senior notes due December 1, 2025)	1,247	1,246
2027 Senior Notes (4.00% senior notes due September 15, 2027)	1,487	—
2027 Senior Notes (3.10% senior notes due September 15, 2027)	498	497
2028 Senior Notes (3.75% senior notes due September 21, 2028)	594	594
2029 Senior Notes (4.35% senior notes due June 15, 2029)	1,240	—
2030 Senior Notes (2.10% senior notes due June 15, 2030)	1,235	1,234
2032 Senior Notes (1.85% senior notes due September 15, 2032)	1,485	1,483
2033 Senior Notes (4.60% senior notes due March 15, 2033)	1,488	—
2040 Senior Notes (2.65% senior notes due September 15, 2040)	1,231	1,230
2048 Senior Notes (4.25% senior notes due September 21, 2048)	1,231	1,230
2050 Senior Notes (3.00% senior notes due June 15, 2050)	1,221	1,220
2052 Senior Notes (4.95% senior notes due June 15, 2052)	1,464	—
2060 Senior Notes (3.00% senior notes due September 15, 2060)	1,471	1,470
2062 Senior Notes (5.20% senior notes due June 15, 2062)	983	—
Total long-term debt	18,118	12,397
Total debt	$18,122	$13,918
Credit Facilities
•Credit Facility: We have a $3.9 billion senior unsecured revolving credit facility, or the Credit Facility, with future capacity to increase our borrowings under the Credit Facility by an additional $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. On October 15, 2021, we agreed with the lenders to extend the date of the Credit Facility from August 21, 2025 to October 15, 2026, among other items. On May 25, 2022, we agreed with the lenders to extend the maturity date of the Credit Facility from October 15, 2026, to May 25, 2027, among other items. We also exercised our option to increase the amount of the Credit Facility from $3.8 billion to $3.9 billion. We incurred new debt issuance costs of $4 million during both 2022 and 2021 relating to the Credit Facility and these costs are represented in the accompanying consolidated balance sheet as other non-current assets and will be amortized over the remaining life of the Credit Facility. No amounts were outstanding under the Credit Facility as of December 31, 2022.
As of December 31, 2022, of the $3.9 billion that was available for borrowing under the Credit Facility, $171 million was required to support certain broker-dealer and other subsidiary commitments. We did not have any notes outstanding under our U.S. dollar commercial paper program, or the Commercial Paper Program, as of December 31, 2022. Therefore, there was not a required amount to backstop the Commercial Paper Program. Amounts required to back-stop notes outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $3.7 billion is available for working capital and general corporate purposes including, but not limited to, acting as a back-stop to future increases in the amounts outstanding under the Commercial Paper Program.

We also pay an annual commitment fee for unutilized amounts payable in arrears at a rate that ranges from 0.08% to 0.20% determined based on our current long-term debt rating. As of December 31, 2022, the applicable rate for commitments to October 2026 was 0.13%. Amounts borrowed under the facility may be prepaid at any time without premium or penalty.
The Credit Facility also contains customary representations and warranties, covenants and events of default, including a leverage ratio, limitations on liens on our assets, indebtedness of non-obligor subsidiaries, the sale of all or substantially all of our assets, and other matters.
•2022 Bridge Facility: On May 4, 2022, we entered into a 364-day senior unsecured bridge facility in an aggregate principal amount not to exceed $14.0 billion, or the Bridge Facility. The commitments that the Company obtained for the Bridge Facility have been permanently reduced from $14.0 billion and there were no amounts outstanding as of December 31, 2022 as a result of (i) the amendment and extension of the Credit Facility, (ii) the issuance by the Company of certain senior unsecured notes on May 23, 2022, (iii) Euroclear divestment proceeds, (iv) the generation of cash internally by the Company, and (v) the effectiveness of our term loan facility.
•2022 Term Loan: On May 25, 2022, we entered into a $2.4 billion two-year senior unsecured delayed draw term loan facility, or Term Loan. Draws under the Term Loan bear interest on the principal amount outstanding at either (a) Term Secured Overnight Financing Rate, or Term SOFR, plus an applicable margin plus a credit spread adjustment of 10 basis points or (b) a "base rate" plus an applicable margin. The applicable margin ranges from 0.625% to 1.125% for Term SOFR loans and from 0.000% to 0.125% for base rate loans, in each case, based on a ratings-based pricing grid. The proceeds from borrowings under the Term Loan will be used to fund a portion of the purchase price for the Black Knight acquisition. We incurred new debt issuance costs of $4 million relating to the Term Loan and these costs are represented in the accompanying consolidated balance sheet as other non-current assets and will be amortized over the remaining life of the Term Loan. We have the option to prepay outstanding amounts under the Term Loan in whole or in part at any time. No amounts were outstanding under the Term Loan as of December 31, 2022.
•2020 Term Loan: On August 21, 2020, we entered into a $750 million 18-month senior unsecured delayed draw term loan facility with a maturity date of February 21, 2022. We borrowed in full under the facility on September 3, 2020, and the proceeds were used to fund a portion of the purchase price for the Ellie Mae acquisition. We had the option to prepay the facility in whole or in part at any time, and paid off the full balance of the loan on December 16, 2020. Interest on borrowings under this term loan facility were based on the principal amount outstanding at the London Interbank Offered Rate, or LIBOR, plus an applicable margin, which was equal to 1.125%. We incurred new debt issuance costs of $3 million during 2020 relating to this term loan and these costs were fully amortized when the term loan was repaid on December 16, 2020.
•Other: Our India subsidiaries maintain $14 million of credit lines for their general corporate purposes. As of December 31, 2022, they had borrowed $4 million, which is reflected as "other short-term debt" in the table above.
Commercial Paper Program
Our Commercial Paper Program is currently backed by the borrowing capacity available under the Credit Facility, as described above. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense.
We had net repayments of $1.0 billion under the Commercial Paper Program during 2022 funded, in part, by the May 2023 net proceeds from our Senior Notes offering, discussed below. We had net repayments of $1.4 billion under the Commercial Paper Program during 2021. We used $1.2 billion of proceeds received from the sale of our Coinbase investment to pay down the commercial paper balance. We had net issuances of $1.1 billion under the Commercial Paper Program during 2020 the proceeds of which were primarily used to fund a portion of the purchase price for the Ellie Mae acquisition. We repaid a portion of the amounts outstanding under the program during 2022, 2021 and 2020 with cash flows from operations.
As of December 31, 2022, we did not have any notes outstanding under our Commercial Paper Program. As of December 31, 2021, commercial paper notes of $1.0 billion with original maturities ranging from three to 73 days were outstanding with a weighted average interest rate of 0.33% per annum, and a weighted average remaining maturity of 26 days.

New Senior Notes
On May 23, 2022, we issued $8.0 billion in aggregate principal amount of new fixed rate senior notes, comprised of the following:
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
We intend to use the net proceeds of $4.9 billion from the offering of the 2025 Notes, the 2027 Notes, the 2029 Notes and the 2062 Notes, or collectively, the SMR Notes, together with the issuance of commercial paper and/or borrowings under the Credit Facility, cash on hand or other immediately available funds and borrowings under the Term Loan, discussed below, to finance the cash portion of the purchase price for Black Knight. The SMR Notes are subject to a special mandatory redemption feature pursuant to which we will be required to redeem all of the outstanding SMR Notes at a redemption price equal to 101% of the aggregate principal amount of the SMR Notes, plus accrued and unpaid interest, in the event that the Black Knight acquisition is not consummated on or prior to May 4, 2023, subject to two automatic extensions of three months each, to August 4, 2023 and to November 4, 2023, respectively, if U.S. antitrust clearance or a related law, injunction, order or other judgment, in each case whether temporary, preliminary or permanent, that restrains, enjoins or otherwise prohibits the consummation of the Black Knight merger remains outstanding and all other conditions to closing are satisfied (or in the case of conditions that by their terms are to be satisfied at the closing, are capable of being satisfied if the closing were to occur on such date) at each extension date, or if the Black Knight merger agreement is terminated at any time prior to such date. The $4.9 billion of net proceeds from the SMR Notes are separately invested and recorded as short-term restricted cash and cash equivalents in our consolidated balance sheet as of December 31, 2022.
We used the $3.0 billion of net proceeds from the offering of the 2033 Notes and the 2052 Notes to redeem $2.7 billion aggregate principal amount of four series of senior notes that would have matured in 2022 and 2023. The balance of the net proceeds was used for general corporate purposes, which included paying down a portion of the amounts outstanding under our Commercial Paper Program. We recorded $30 million in costs associated with the extinguishment and re-financing of our existing debt in connection with our May 2022 debt refinancing which includes a make-whole redemption of $18 million, duplicative interest of $7 million and $5 million of accelerated unamortized deferred debt costs. These costs are included in interest expense in our consolidated statements of income for 2022.
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
In May 2022, we used the proceeds from the Notes to fund the redemption of $1.0 billion in aggregate principal amount of 0.70% senior notes due in 2023.

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
In June 2022, we used the proceeds from the Notes to fund the redemption of $400 million in aggregate principal amount of 3.45% notes due in 2023.
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
In June 2022, we used the proceeds from the Notes to fund the redemption of $500 million in aggregate principal amount of 2.35% notes due in 2022.
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
In June 2022, we used the proceeds from the Notes to fund the redemption of $800 million in aggregate principal amount of 4.00% notes due in 2023.

All of our Senior Notes contain affirmative and negative covenants, including, but not limited to, certain redemption rights, limitations on liens and indebtedness and limitations on certain mergers, sales, dispositions and lease-back transactions.
Debt Repayment Schedule
As of December 31, 2022, the outstanding debt repayment schedule is as follows (in millions):

2023	$4
2024	—
2025	2,500
2026	—
2027	2,000
Thereafter	13,850
Principal amounts repayable	18,354
Debt issuance costs	(136)
Unamortized balance discounts on bonds, net	(96)
Total debt outstanding	$18,122

11.Share-Based Compensation
The non-cash compensation expenses recognized in our consolidated statements of income for stock options, restricted stock and under our employee stock purchase plan were $155 million, $188 million and $139 million in 2022, 2021 and 2020, respectively, net of $16 million, $13 million and $12 million, respectively, that was capitalized as software development costs. This includes the expense related to the Bakkt Incentive Units, described below. As of December 31, 2022, we had 40.2 million shares in total under various equity plans available for future issuance as stock option and restricted stock awards.
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
The following is a summary of our stock option activity:

	Number of Options (in thousands)	Weighted Average Exercise Price per Option
Outstanding at January 1, 2020	3,501	$51.87
Granted	413	$92.63
Exercised	(723)	$42.88
Forfeited	(44)	$75.81
Outstanding at December 31, 2020	3,147	$58.96
Granted	310	$114.19
Exercised	(493)	$34.80
Forfeited	—	$—
Outstanding at December 31, 2021	2,964	$68.77
Granted	266	$129.76
Exercised	(417)	$53.30
Forfeited	(26)	$123.77
Outstanding at December 31, 2022	2,787	$76.38

Details of stock options outstanding as of December 31, 2022 are as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Vested or expected to vest	2,787	$76.38	5.5	$83
Exercisable	2,205	$65.97	4.7	$82
Details of stock options exercised during 2022, 2021 and 2020 are as follows:

	Year Ended December 31,
Options exercised:	2022	2021	2020
Total intrinsic value of options exercised (in millions)	$28	$41	$38

	As of December 31,
Options outstanding:	2022	2021	2020
Number of options exercisable (in millions)	2.2	2.2	2.3
Weighted-average exercise price	$65.97	$59.03	$50.07
As of December 31, 2022, there were $8 million in total unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted average period of 1.3 years as the stock options vest.
We use the Black-Scholes option pricing model to value our stock option awards. During 2022, 2021 and 2020, we used the assumptions in the table below to compute the value:

	Year Ended December 31,
Assumptions:	2022	2021	2020
Risk-free interest rate	1.72%	0.64%	1.46%
Expected life in years	6.0	5.7	5.8
Expected volatility	23%	24%	20%
Expected dividend yield	1.17%	1.16%	1.30%
Estimated weighted-average fair value of options granted per share	$28.18	$22.70	$16.65
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
In February 2022, we reserved a maximum of 0.7 million restricted shares for potential issuance as performance-based restricted shares to certain of our employees. The number of shares ultimately granted under this award is based on our actual financial performance as compared to financial performance targets set by our Board and the Compensation Committee for the year ending December 31, 2022, and is also subject to a market condition reduction based on how our 2022 total stockholder return, or TSR, compared to that of the S&P 500 Index. In 2022, we performed at a performance level "below-target". Based on our actual 2022 financial performance as compared to the 2022 financial performance level thresholds, and without a required TSR haircut since we were "below-target", 0.3 million restricted shares will be awarded. This results in $39 million in compensation expenses that will be expensed over the three-year accelerated vesting period, including $22 million expensed during 2022.
The following is a summary of nonvested restricted shares under all plans discussed above:

	Number of Restricted Stock Shares (in thousands)	Weighted Average Grant-Date Fair Value per Share
Nonvested at January 1, 2020	3,728	68.87
Granted	1,697	91.83
Vested	(2,035)	65.21
Forfeited	(154)	79.24
Nonvested at December 31, 2020	3,236	82.73
Granted	1,869	115.28
Vested	(1,619)	78.07
Forfeited	(169)	101.47
Nonvested at December 31, 2021	3,317	101.72
Granted	1,526	126.98
Vested	(1,541)	93.94
Forfeited	(307)	118.23
Nonvested at December 31, 2022	2,995	116.90

	Year Ended December 31,
	2022	2021	2020
Time-based restricted stock units granted (in thousands) (1)	1,067	1,196	910
Total fair value of restricted stock vested under all restricted stock plans (in millions)	$191	$184	$194
(1) The remaining shares granted are performance-based.
Performance-based restricted shares have been presented in the table above to reflect the actual shares issued based on the achievement of past performance targets, also considering the impact of any market conditions. Non-vested performance-based restricted shares granted are presented in the table above at the target number of restricted shares that would vest if the performance targets are met. As of December 31, 2022, there were $174 million in total unrecognized compensation costs related to time-based and performance-based restricted stock. These costs are expected to be recognized over a weighted-average period of 1.4 years as the restricted stock vests.
Employee Stock Purchase Plan
We offer our employees participation in our ESPP, under which we have reserved and may sell up to 25 million shares of our common stock to employees. The ESPP grants participating employees the right to acquire our stock in increments of 1% of eligible pay, with a maximum contribution of 25% of eligible pay, subject to applicable annual Internal Revenue Service, or IRS, limitations. Under our ESPP, participating employees are limited to $25,000 of common stock annually, and a maximum of 1,250 shares of common stock each offering period. There are two offering periods each year, from January 1st (or the first trading day thereafter) through June 30th (or the last trading day prior to such date) and from July 1st (or the first trading day thereafter) through December 31st (or the last trading day prior to such date). The purchase price per share of common stock is 85% of the lesser of the fair market value of the stock on the first or the last trading day of each offering period. We recorded compensation expenses of $13 million, $11 million and $8 million during 2022, 2021 and 2020, respectively, related to the discount given to our participating employees.
Bakkt Incentive Units
Prior to the Bakkt merger with VIH (see Note 3), we sponsored the Bakkt Equity Incentive Plan under which Bakkt issued various Bakkt preferred, common and phantom, or participation, equity unit awards. These awards were made to certain employees and board members of Bakkt. The units were unvested at the issuance date, were subject to the vesting terms in the award agreements and upon vesting were converted into Bakkt equity or cash.
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

12.Equity
Common Stock
We are authorized to issue 1.5 billion shares with a par value of $0.01 per share. Each holder of common stock is entitled to one vote for each share of common stock held of record by such holder on all matters on which stockholders are entitled to vote, including the election and removal of directors. There were 634 million and 559 million shares of common stock issued and outstanding, respectively, as of December 31, 2022. There were 631 million and 561 million shares of common stock issued and outstanding, respectively, as of December 31, 2021.
Preferred Stock
We are authorized to issue 100 million shares of preferred stock with a par value of $0.01 per share. The holders of a series of preferred stock shall be entitled only to such voting rights as shall expressly be granted thereto by the Certificate of Incorporation (including any certificate of designation relating to such series of preferred stock). As of December 31, 2022, no shares of preferred stock have been issued.
Treasury Stock
During each of 2022, 2021 and 2020, we received 1.0 million shares of common stock from employees to satisfy tax withholdings we made on their behalf for restricted stock and stock option exercises. We recorded the receipt of the shares as treasury stock.
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
We discontinued stock repurchases and terminated our Rule 10b5-1 trading plan in August 2020 in connection with the Ellie Mae acquisition. In November 2021, we resumed stock repurchases. In December 2021, our Board approved an aggregate of $3.15 billion for future repurchases of our common stock with no fixed expiration date that became effective January 1, 2022. The $3.15 billion replaces the previous amount approved by the Board. In December 2021 we entered into a new Rule 10b5-1 trading plan that became effective in February 2022. In connection with our pending acquisition of Black Knight, on May 4, 2022, we terminated our Rule 10b5-1 trading plan and suspended share repurchases.
During 2022, 2021 and 2020, we repurchased 5.0 million shares, 1.8 million shares and 13.6 million shares, respectively, of our outstanding common stock at a cost of $632 million, $250 million and $1.2 billion, respectively, excluding shares withheld upon vesting of equity awards. The shares repurchased are held in treasury stock.
As of December 31, 2022, the remaining balance of Board approved funds for future repurchase was $2.5 billion. The approval of our Board for stock repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our Board may increase or decrease the amount available for repurchases from time to time.
The table below sets forth the information with respect to purchases made by or on behalf of ICE or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the periods presented as follows:

	Shares Repurchased (in thousands)	Average Repurchase Price Per Share	Amount of Repurchases (in millions)	Total cumulative year-to-date shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs as of the end of the quarter (in millions)
2022
Fourth quarter	—	$—	$—	4,955	$2,518
Third quarter	—	$—	$—	4,955	$2,518
Second quarter	1,281	$122.54	$157	4,955	$2,518
First quarter	3,674	$129.30	$475	3,674	$2,675
Total common stock repurchases(1)	4,955	$127.56	$632

2021
Fourth quarter	1,834	$136.31	$250	1,834	$903
Third quarter	—	$—	—	—	$—
Second quarter	—	$—	—	—	$—
First quarter	—	$—	—	—	$—
Total common stock repurchases(2)	1,834	$136.31	$250

2020
Fourth quarter	—	$—	$—	13,603	$1,153
Third quarter	1,576	$93.88	148	13,603	$1,153
Second quarter	4,384	$91.24	400	12,027	$1,301
First quarter	7,643	$91.50	699	7,643	$1,701
Total common stock repurchases(3)	13,603	$91.69	$1,247
(1) Includes 0.4 million shares purchased on the open market at a cost of $50 million and 4.6 million shares purchased under our Rule 10b5-1 trading plan at a cost of $582 million.
(2) All 1.8 million shares were purchased on the open market at a cost of $250 million.
(3) Includes 3.2 million shares purchased on the open market at a cost of $299 million and 10.4 million shares purchased under our Rule 10b5-1 trading plan at a cost of $948 million.
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

	Dividends Per Share	Amount (in millions)
2022
Fourth quarter	$0.38	$214
Third quarter	0.38	213
Second quarter	0.38	213
First quarter	0.38	213
Total cash dividends declared and paid	$1.52	$853

2021
Fourth quarter	$0.33	$186
Third quarter	0.33	187
Second quarter	0.33	187
First quarter	0.33	187
Total cash dividends declared and paid	$1.32	$747

2020
Fourth quarter	$0.30	$169
Third quarter	0.30	170
Second quarter	0.30	164
First quarter	0.30	166
Total cash dividends declared and paid	$1.20	$669

Accumulated Other Comprehensive Income/(Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income/(loss) (in millions):

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of January 1, 2020	$(177)	$1	$(67)	$(243)
Other comprehensive income/(loss)	43	—	11	54
Income tax benefit/(expense)	—	—	(3)	(3)
Net current period other comprehensive income/(loss)	43	—	8	51
Balance, as of December 31, 2020	(134)	1	(59)	(192)
Other comprehensive income/(loss)	(16)	1	15	—
Income tax benefit/(expense)	—	—	(4)	(4)
Net current period other comprehensive income/(loss)	(16)	1	11	(4)
Balance, as of December 31, 2021	(150)	2	(48)	(196)
Other comprehensive income/(loss)	(130)	—	(10)	(140)
Income tax benefit/(expense)	2	—	3	5
Net current period other comprehensive income/(loss)	(128)	—	(7)	(135)
Balance, as of December 31, 2022	$(278)	$2	$(55)	$(331)

13.Income Taxes
Income before income taxes and the income tax provision consisted of the following (in millions), and our consolidated income tax provision for 2021 was elevated due to the income tax expense associated with the gains we recognized from the Coinbase and Bakkt transactions.

	Year Ended December 31,
	2022	2021	2020
Income before income taxes
Domestic	$184	$4,179	$1,449
Foreign	1,624	1,519	1,317
Total	$1,808	$5,698	$2,766

Income tax provision
Current tax expense:
Federal	$366	$533	$166
State	206	267	136
Foreign	331	292	264
Total	$903	$1,092	$566

Deferred tax expense/(benefit):
Federal	$(413)	$258	$73
State	(165)	92	(42)
Foreign	(15)	187	61
	$(593)	$537	$92
Total income tax expense	$310	$1,629	$658
A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Statutory federal income tax rate	21%	21%	21%
State and local income taxes, net of federal benefit	5	4	3
Foreign tax rate differential	(1)	—	(1)
Current year tax benefit from foreign derived intangible income	(3)	(1)	(1)
Deferred tax from foreign tax law change and Bakkt transaction	—	4	2
Unrecognized tax benefits	1	1	1
State apportionment changes	—	—	(1)
State deferred benefit of Bakkt impairment	(5)	—	—
Other	(1)	—	—
Total provision for income taxes	17%	29%	24%
The effective tax rate in 2022 was lower than in prior years primarily due to the deferred income tax benefit from the impairment of our equity investment in Bakkt recorded in the current year, and the deferred income tax expenses recorded in prior years from U.K. tax law changes in the prior years. In 2021, the U.K. enacted a corporate income tax rate increase from 19% to 25% effective April 1, 2023. In 2020, the U.K. enacted a corporate income tax rate increase from 17% to 19% effective April 1, 2020.
On November 15, 2021, the Infrastructure Investment and Jobs Act was signed into law. On March 11, 2021, the American Rescue Plan Act, or ARPA, was signed into law. The ARPA enacted certain provisions that are relevant to corporate income tax. On March 27, 2020, the CARES Act was enacted and certain income tax related relief was provided under the CARES Act. These provisions did not have a material impact on our income tax provision for 2022, 2021 or 2020.
Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As a result of the U.K. corporate income tax rate change from 19% to 25% enacted in June 2021, and from 17% to 19% enacted in 2020, we revalued the U.K. deferred tax assets and liabilities accordingly. Certain unrecognized tax benefits associated with our acquisition of Ellie Mae are presented as a reduction to related deferred tax assets. During the fourth quarter of 2021, we deconsolidated Bakkt and treat it as an equity investment within our consolidated financial statements resulting in a pre-tax gain of $1.4 billion (see Note 3). The deferred tax liability associated with our Bakkt equity method investment decreased significantly in 2022 due to the impairment of the investment. The deferred tax liability associated with property and equipment decreased significantly due to capitalized research and experimental expenditure requirements that became effective in 2022 under the Tax Cuts and Jobs Act. The following table summarizes the significant components of our deferred tax liabilities and assets as of December 31, 2022 and 2021 (in millions):

	As of December 31,
	2022	2021
Deferred tax assets:
Deferred and stock-based compensation	$78	$76
Liability reserve	66	59
Tax credits	7	12
Loss carryforward	91	115
Deferred revenue	19	23
Lease liability	77	77
Other	31	20
Total	369	382
Valuation allowance	(92)	(99)
Total deferred tax assets, net of valuation allowance	$277	$283
Deferred tax liabilities:
Property and equipment	$(60)	$(172)
Acquired intangibles	(3,527)	(3,660)
Right of use asset	(62)	(58)
Equity investment	(121)	(493)
Total deferred tax liabilities	$(3,770)	$(4,383)
Net deferred tax liabilities	$(3,493)	$(4,100)
Reported as:
Net non-current deferred tax liabilities	$(3,493)	$(4,100)
A reconciliation of the beginning and ending amount of deferred income tax valuation allowance is as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Beginning balance of deferred income tax valuation allowance	$99	$95	$119
Charges against goodwill	—	—	2
Increases/(Decreases)	(7)	4	(26)
Ending balance of deferred income tax valuation allowance	$92	$99	$95
We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that it is more likely than not that some or all of the deferred tax assets will not be realized. We recorded a valuation allowance for deferred tax assets of $92 million and $99 million as of December 31, 2022 and 2021, respectively. Decreases in 2022 and 2020 primarily related to taxable capital gain and certain tax attributes that expired, respectively. The increase in 2021 is primarily due to certain carried forward foreign tax attributes and foreign tax attributes generated in 2021 that became unrealizable during the year. Increases charged against goodwill in 2020 primarily relate to deferred tax assets arising on acquisitions.
The majority of our undistributed earnings of our non-U.S. subsidiaries are subject to the Global Intangible Low-Taxed Income provisions and, as such, are subject to immediate U.S. income taxation and can be distributed to the U.S. with no material additional income tax consequences in the future. Consequently, these earnings are not considered to be indefinitely reinvested and the related tax impact is included in our income tax provision for 2022, 2021 and 2020.

However, our non-U.S. subsidiaries’ cumulative undistributed earnings as of December 31, 2022, 2021 and 2020 that are not subject to the Global Intangible Low-Taxed Income provisions are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability is not practicable. An estimate of these indefinitely reinvested undistributed earnings as of December 31, 2022, based on post-income tax earnings under U.S. GAAP, is $5.8 billion.
As of December 31, 2022 and 2021, we have gross U.S. federal net operating loss carryforwards of $100 million and $120 million, respectively, and gross state and local net operating loss carryforwards of $76 million and $137 million, respectively. The net decrease of federal, state and local net operating loss carryforwards are primarily due to losses utilized in the current year. The net operating loss carryforwards are available to offset future taxable income until they expire, with amounts beginning in 2026. In addition, as of December 31, 2022 and 2021, we have gross foreign net operating loss carryforwards of $280 million and $293 million, respectively. The majority of gross foreign net operating losses are not expected to be realizable in future periods and have related valuation allowances.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Beginning balance of unrecognized tax benefits	229	188	$103
Additions/(reductions) related to acquisitions	—	(1)	58
Additions based on tax positions taken in current year	30	41	21
Additions based on tax positions taken in prior years	—	3	14
Reductions based on tax positions taken in prior years	(3)	(2)	—
Reductions resulting from statute of limitation lapses	(9)	—	(5)
Reductions related to settlements with taxing authorities	—	—	(3)
Ending balance of unrecognized tax benefits	$247	$229	$188
As of December 31, 2022 and 2021, the balance of unrecognized tax benefits which would, if recognized, affect our effective tax rate was $208 million and $194 million, respectively. It is reasonably possible, as a result of settlements of ongoing audits or statute of limitations expirations, that unrecognized tax benefits could increase as much as $30 million and decrease as much as $45 million within the next 12 months. Of the $247 million in unrecognized tax benefits as of December 31, 2022, $202 million is recorded within other non-current liabilities and $45 million is recorded within other current liabilities.
We recognize interest and penalties accrued on income tax uncertainties as a component of income tax expense. In 2022, 2021 and 2020, we recognized $12 million, $10 million and $6 million, respectively, of income tax expense for interest and penalties. As of December 31, 2022 and 2021, accrued interest and penalties were $61 million and $49 million, respectively. Of the $61 million in accrued interest and penalties as of December 31, 2022, $17 million is recorded within other non-current liabilities and $44 million is recorded within other current liabilities in the accompanying consolidated balance sheet.
We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The following table summarizes open tax years by major jurisdiction:

Jurisdiction	Open Tax Years
U.S. Federal	2019 - 2022
U.S. States	2009 - 2022
U.K.	2020 - 2022
We have filed amended U.S. federal returns for the years prior to 2019 to claim additional credits and deductions and the associated refund claims are subject to review by the U.S. taxing authorities. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, including interest and penalties, have been provided for any adjustments expected to result from open tax years.

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
Our clearing houses are responsible for providing clearing services to each of our futures exchanges, and in some cases to third-party execution venues, and are as follows, referred to herein collectively as "the ICE Clearing Houses":

Clearing House	Products Cleared	Exchange where Executed	Location
ICE Clear Europe	Energy, agricultural, interest rates and equity index futures and options contracts and OTC European CDS instruments	ICE Futures Europe, ICE Futures U.S., ICE Endex, ICE Futures Abu Dhabi and third-party venues	U.K.
ICE Clear U.S.	Agricultural, metals, foreign exchange, or FX, interest rate, equity index and digital asset futures and/or options contracts	ICE Futures U.S.	U.S.
ICE Clear Credit	OTC North American, European, Asian-Pacific and Emerging Market CDS instruments	Creditex and third-party venues	U.S.
ICE Clear Netherlands	Derivatives on equities and equity indices traded on regulated markets	ICE Endex	The Netherlands
ICE Clear Singapore	Energy, metals and financial futures products and digital asset futures contracts	ICE Futures Singapore	Singapore
ICE NGX	Physical North American natural gas and electricity	ICE NGX	Canada
In 2022, we announced our decision to cease our CDS clearing service at ICE Clear Europe, our clearing house in the U.K., and thereafter our sole CDS clearing offering will be at our ICE Clear Credit clearing house in the U.S.
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
As of December 31, 2022 and 2021, the ICE Clearing Houses had received or had been pledged $273.3 billion and $239.9 billion, respectively, in cash and non-cash collateral in original margin and guaranty fund deposits to cover price movements of underlying contracts for both periods.

Guaranty Funds and ICE Contribution
As described above, mechanisms have been created, called guaranty funds, to provide partial protection in the event of a Member default. With the exception of ICE NGX, each of the ICE Clearing Houses requires that each Member make deposits into a guaranty fund.
In addition, we have contributed our own capital that could be used if a defaulting Member’s original margin and guaranty fund deposits are insufficient. Included in the total contribution to ICE Clear U.S. as of December 31, 2022, is $15 million from Bakkt, solely applicable to any losses associated with a default in Bitcoin contracts and other digital assets that ICE Clear U.S. may clear in the future. Such amounts are recorded as long-term restricted cash and cash equivalents in our balance sheets and are as follows (in millions):

	ICE Portion of Guaranty Fund Contribution		Default insurance
	As of December 31,		As of December 31,
Clearing House	2022	2021	2022	2021
ICE Clear Europe	$247	$247	$100	$75
ICE Clear U.S.	90	83	25	25
ICE Clear Credit	50	50	75	50
ICE Clear Netherlands	2	2	N/A	N/A
ICE Clear Singapore	1	1	N/A	N/A
ICE NGX	15	15	200	100
Total	$405	$398	$400	$250
We also maintain default insurance as an additional layer of clearing member default protection which is reflected in the table below. The default insurance was renewed in September 2022 and has a three-year term for the following clearing houses in the following amounts: ICE Clear Europe - $100 million; ICE Clear U.S. - $25 million; and ICE Clear Credit - $75 million. The default insurance layer resides after and in addition to the ICE Clear Europe, ICE Clear U.S. and ICE Clear Credit SITG contributions and before the guaranty fund contributions of the non-defaulting Members.
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
As of December 31, 2022, ICE NGX maintained a guaranty fund of $215 million, comprising $15 million in cash and a $200 million letter of credit backed by a default insurance policy of the same amount, discussed below.
Below is a depiction of our Default Waterfall which summarizes the lines of defense and layers of protection we maintain at ICE Clear Europe, ICE Clear U.S. and ICE Clear Credit.

ICE Clearing House Default Waterfall
Cash and Invested Margin Deposits
We have recorded cash and invested margin and guaranty fund deposits and amounts due in our balance sheets as current assets with corresponding current liabilities to the Members. As of December 31, 2022, our cash and invested margin deposits were as follows (in millions):

	ICE Clear Europe (1)	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$101,243	$31,277	$4,141	$—	$5	$136,666
Unsettled variation margin, net	—	—	—	749	—	749
Guaranty fund	4,162	3,177	597	—	4	7,940
Delivery contracts receivable/payable, net	—	—	—	2,017	—	2,017
Total	$105,405	$34,454	$4,738	$2,766	$9	$147,372
As of December 31, 2021, our cash and invested margin deposits, were as follows (in millions):

	ICE Clear Europe (2)	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$94,010	$39,372	$6,963	$—	$27	$140,372
Unsettled variation margin, net	—	—	—	226	—	226
Guaranty fund	4,175	3,952	597	—	4	8,728
Delivery contracts receivable/payable, net	—	—	—	1,103	—	1,103
Total	$98,185	$43,324	$7,560	$1,329	$31	$150,429
(1) $97.6 billion and $7.8 billion is related to futures/options and CDS, respectively.
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
To provide a tool to address the liquidity needs of our clearing houses and manage the liquidation of margin and guaranty fund deposits held in the form of cash and high quality sovereign debt, ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. have entered into Committed Repurchase Agreement Facilities, or Committed Repo. Additionally, ICE Clear Credit and ICE Clear Netherlands have entered into Committed FX Facilities to support these liquidity needs. As of December 31, 2022 the following facilities were in place:
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
•ICE Clear Netherlands: €10 million in Committed FX Facilities to finance euro payment obligations.
Details of our deposits are as follows (in millions):

Cash and Cash Equivalent Margin Deposits and Guaranty Funds
Clearing House	Investment Type	As of December 31, 2022	As of December 31, 2021
ICE Clear Europe	National bank account (1)	$17,390	$55,959
ICE Clear Europe	Reverse repo	65,352	25,518
ICE Clear Europe	Sovereign debt	19,894	9,324
ICE Clear Europe	Demand deposits	153	4,220
ICE Clear Credit	National bank account	27,145	37,282
ICE Clear Credit	Reverse repo	3,916	3,639
ICE Clear Credit	Demand deposits	3,393	2,403
ICE Clear U.S.	Reverse repo	4,266	6,485
ICE Clear U.S.	Sovereign debt	472	1,075
Other ICE Clearing Houses	Demand deposits	9	31
Total cash and cash equivalent margin deposits and guaranty funds		$141,990	$145,936

Invested Deposits, Delivery Contracts Receivable and Unsettled Variation Margin
Clearing House	Investment Type	As of December 31, 2022	As of December 31, 2021
ICE NGX	Unsettled variation margin and delivery contracts receivable/payable	$2,766	$1,329
ICE Clear Europe	Invested deposits - sovereign debt	2,616	3,164
Total invested deposits, delivery contracts receivable and unsettled variation margin		$5,382	$4,493
(1) As of December 31, 2022, ICE Clear Europe held €11.7 billion ($12.5 billion based on the euro/U.S. dollar exchange rate of 1.0704 as of December 31, 2022) at European Central Bank, or ECB, £4.0 billion ($4.9 billion based on the pound sterling/U.S. dollar exchange rate of 1.2093 as of December 31, 2022) at the Bank of England, or BOE and €10 million ($11 million based on the above exchange rate) at the BOE. As of December 31, 2021, ICE Clear Europe held €47.2 billion ($53.7 billion based on the euro/U.S. dollar exchange rate of 1.1372 as of December 31, 2021) at ECB, £1.7 billion ($2.3 billion based on the pound sterling/U.S. dollar exchange rate of 1.3524 as of December 31, 2021) at the BOE and €10 million ($11 million based on the above exchange rate) at the BOE.
Other Deposits
Non-cash original margin and guaranty fund deposits are not reflected in the accompanying consolidated balance sheets as the risks and rewards of these assets remain with the clearing members unless the clearing houses have sold or re-

pledged the assets or in the event of a clearing member default, where the clearing member is no longer entitled to redeem the assets. Any income, gain or loss accrues to the clearing members.
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

	As of December 31, 2022
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$74,964	$26,601	$14,855	$—	$116,420
Letters of credit	—	—	—	5,434	5,434
ICE NGX cash deposits	—	—	—	2,357	2,357
Total	$74,964	$26,601	$14,855	$7,791	$124,211
Guaranty fund:
Government securities at face value	$641	$805	$269	$—	$1,715

	As of December 31, 2021
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$58,156	$8,425	$17,211	$—	$83,792
Letters of credit	—	—	—	3,566	3,566
ICE NGX cash deposits	—	—	—	987	987
Total	$58,156	$8,425	$17,211	$4,553	$88,345
Guaranty fund:
Government securities at face value	$740	$152	$273	$—	$1,165

ICE NGX
ICE NGX owns a clearing house which administers the physical delivery of energy trading contracts. ICE NGX is the central counterparty to Members on opposite sides of its physically-settled contracts, and the balance related to delivered but unpaid contracts is recorded as a delivery contract net receivable, with an offsetting delivery contract net payable in our balance sheets. Unsettled variation margin equal to the fair value of open contracts is recorded as of each balance sheet date. There is no impact on our consolidated statements of income as an equal amount is recognized as both an asset and a liability. ICE NGX marks all of its outstanding physical natural gas and physical power contracts to market daily, but only collects variation margin when a Member's open position falls outside a specified percentage of its pledged collateral. Due to the highly liquid nature and the short period of time to maturity, the fair values of our delivery contract net payable and net receivable are determined to approximate carrying value.
ICE NGX requires Members to maintain cash or letters of credit to serve as collateral in the event of default. The cash is maintained in a segregated bank account for the benefit of the Member, and remains the property of the Member and, therefore, is not included in our balance sheets. ICE NGX maintains a committed daylight-overnight liquidity facility in the amount of $100 million with an additional $150 million uncommitted with a third-party Canadian chartered bank which provides liquidity in the event of a settlement shortfall, subject to certain conditions.
During 2022, ICE NGX increased its default insurance by $100 million, and as of December 31, 2022, ICE NGX maintains a guaranty fund of $215 million funded by a $200 million letter of credit issued by a major Canadian chartered bank and backed by default insurance underwritten by Export Development Canada, or EDC, a Crown corporation operated at arm’s length from the Canadian government, plus $15 million held as restricted cash to fund the first loss amount the ICE NGX is responsible for under the default insurance policy. In the event of a participant default where the Member’s collateral is depleted, the shortfall would be covered by a draw down on the letter of credit following which ICE NGX would file a claim under the default insurance to recover additional losses up to $200 million beyond the $15 million first-loss amount that ICE NGX is responsible for under the default insurance policy.

Clearing House Exposure
The net notional value of unsettled contracts was $2.8 trillion as of December 31, 2022. Each ICE Clearing House bears financial counterparty credit risk and provides a central counterparty guarantee, or performance guarantee, to its Members. To reduce their exposure, the ICE Clearing Houses have a risk management program with both initial and ongoing membership standards. Excluding the effects of original and variation margin, guaranty fund and collateral requirements and default insurance, the ICE Clearing Houses’ maximum estimated exposure for this guarantee is $228.3 billion as of December 31, 2022, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one-day movement in pricing of the underlying unsettled contracts. This value was determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than this amount.
We also performed calculations to determine the fair value of our counterparty performance guarantee taking into consideration factors such as daily settlement of contracts, margining and collateral requirements, other elements of our risk management program, historical evidence of default payments, and estimated probability of potential default payouts by the ICE Clearing Houses. Based on these analyses, the estimated counterparty performance guarantee liability was determined to be nominal and no liability was recorded as of December 31, 2022 or 2021. The ICE Clearing Houses have never experienced an incident of a clearing member default which has required the use of the guaranty funds of non-defaulting clearing members or the assets of the ICE Clearing Houses.

15.     Leases
We have lease agreements for office space, equipment facilities and certain computer equipment for lease terms up to eighteen years. All of our leases are classified as operating leases and we do not have any leases classified as finance leases.
At lease inception, we review the service arrangement and components of a contract to identify if a lease or embedded lease arrangement exists. An indicator of a contract containing a lease is when we have the right to control and use an identified asset over a period of time in exchange for consideration. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We have elected the short-term lease policy to recognize leases with a term of 12 months or less as rent expense on a straight-line basis over the lease term and do not recognize these short-term leases on our balance sheet. We have elected the practical expedient of not separating lease and non-lease components as our lease arrangements are not highly dependent on other underlying assets. We have elected to use a portfolio approach in consideration of our incremental borrowing rate to our population of lease agreements. Certain lease agreements include options to extend, renew or terminate the lease agreement. Our lease agreements do not contain any residual value guarantees. As of December 31, 2022, the weighted-average remaining lease term was 4.7 years and the weighted average discount rate was 3.0%. As of December 31, 2021, the weighted-average remaining lease term was 5.1 years and the weighted average discount rate was 3.1%. Our lease agreements do not contain any residual value guarantees.
We recognized $52 million, $61 million and $46 million of rent expense for office space as rent and occupancy expense in 2022, 2021, and 2020, respectively, and $26 million, $24 million and $22 million for data center facilities as technology and communication expense in 2022, 2021, and 2020, respectively, within our consolidated income statements. We do not have any significant variable lease costs related to building and maintenance costs, real estate taxes, or other charges.
Our lease assets are included within property, plant and equipment and our lease liabilities are included in current and noncurrent liabilities within our consolidated balance sheets. Details of our lease asset and liability balances are as follows (in millions):

	As of December 31, 2022	As of December 31, 2021	As of January 1, 2020
Right-of-use lease assets	$278	$278	$339

Current operating lease liability	65	72	69
Non-current operating lease liability	254	252	320
Total operating lease liability	$319	$324	$389

As of December 31, 2022, we estimate that our operating lease liability will be recognized in the following years (in millions):

2023	$73
2024	82
2025	70
2026	50
2027	45
Thereafter	22
Lease liability amounts repayable	$342
Interest costs	(23)
Total operating lease liability	$319

Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash paid for amounts included in the measurement of operating lease liability	$89	$91
Right-of-use assets obtained in exchange for operating lease obligations	$92	$13
16.    Commitments and Contingencies
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
City of Providence Litigation
In 2014, New York Stock Exchange LLC and NYSE Arca, Inc., two of our subsidiaries, were among more than 40 financial institutions and U.S.-based equity exchanges named as defendants in four purported class action lawsuits filed in the U.S. District Court for the Southern District of New York, or the Southern District, by the City of Providence, Rhode Island, and other plaintiffs. In a subsequent consolidated amended complaint filed against only the exchange defendants (which include exchanges owned and operated by Nasdaq and Cboe Global Markets,Inc.), the plaintiffs asserted claims on behalf of a class of “all public investors” who bought or sold stock from April 18, 2009 to the present on the named exchanges.
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
On March 28, 2022, the district court entered an order granting the defendant exchanges’ motion for summary judgment on the ground that the plaintiffs lacked standing, and dismissing without prejudice the plaintiffs’ claims on this basis. Among other things, the court found that the plaintiffs failed to show that they had been injured and that, even putting aside this defect, the plaintiffs failed to produce evidence from which a jury could reasonably conclude that they suffered an injury traceable to any conduct of the exchanges. The district court also held that the opinions of the plaintiffs’ principal expert witness in this matter were fundamentally flawed and unreliable, and therefore inadmissible. In light of these holdings, the court denied as moot the plaintiffs’ motion for class certification and the exchanges’ motion for summary judgment on the basis of preclusion. On April 25, 2022, the plaintiffs filed a notice of appeal of the dismissal order. Effective as of June 6, 2022, the parties to the litigation executed settlement agreements pursuant to which, among other things, the plaintiffs withdrew their appeal with prejudice and provided the defendants a covenant not to sue (and additionally provided the NYSE and Cboe defendants a release of claims). No monetary payment was made by the defendants. The settlement agreements and dismissal of the appeal constitute the final resolution of this matter.
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
The plaintiffs sought to litigate on behalf of a purported class of all U.S.-based persons or entities who transacted with a Panel Bank Defendant by receiving a payment on an interest rate indexed to a one-month or three-month USD LIBOR-benchmarked rate during the period from 2014 to 2019. The plaintiffs alleged that the ICE Defendants and the Panel Bank Defendants engaged in a conspiracy to set the LIBOR benchmark at artificially low levels, with an alleged purpose and effect of depressing payments by the Panel Bank Defendants to members of the purported class.
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
In 2020, the court issued a decision and order granting the ICE Defendants and the Panel Bank Defendants' motions to dismiss for failure to state a claim. Among other things, the court found that the amended complaint “…is made up of almost entirely conclusory allegations and is essentially devoid of any evidence, direct or circumstantial, to support the conclusion that Defendants colluded with one another.”
The plaintiffs appealed the decision to the Second Circuit. While briefing of the appeal was ongoing, each of the named plaintiffs withdrew from the case. DYJ Holdings, LLC, a New Jersey-based holding company, was permitted, over the objection of the defendants, to intervene for the purpose of serving as named plaintiff and representative of the purported class.
On February 14, 2022, the Second Circuit dismissed the appeal for lack of jurisdiction, holding that DYJ Holdings, LLC, the sole entity attempting to pursue the appeal, lacked standing to do so. The dismissal of the appeal constitutes the final resolution of this matter.
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
Separately, PRD’s legacy business practices with respect to broker quotes received from a now-bankrupt entity named Live Well Financial, Inc., or Live Well, are relevant to potential civil claims against PRD. In August 2019, the SEC and the United States Department of Justice, respectively, filed civil and criminal charges against Live Well and certain of its executives, alleging that Live Well fraudulently provided over-stated “broker quotes” to a then-unnamed “industry-leading price service” (which was PRD). Certain of Live Well’s financial institution creditors and its bankruptcy trustee asserted to PRD that they believed they had putative claims against PRD related to Live Well’s actions. As of April 2022, PRD had resolved the potential claims of the trustee as well as all known claims of any of the financial institution creditors. With the resolution of those clams, there are no known unresolved assertions of liability against PRD relating to broker quotes PRD received from Live Well.
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

17.     Pension and Other Benefit Programs
Defined Benefit Pension Plan
We have a pension plan covering employees in certain of our U.S. operations whose benefit accrual has been frozen. Retirement benefits are derived from a formula, which is based on length of service and compensation.
We did not make any contributions to our pension plan during 2022, 2021 or 2020. The plan’s target allocation is 5% equity securities and 95% fixed income securities. The fixed income allocation includes corporate bonds of companies from diversified industries and U.S. government bonds. Our long-term objective is to keep the plan at or near full funding, while minimizing the risk inherent in pension plans. As a result, we don't anticipate that there will be a strong need for contributions in future years, and the pension plan will not be required to pay the Pension Benefit Guaranty Corporation variable rate premiums. We do not expect to make contributions to the pension plan in 2023. We will continue to monitor the plan’s funded status, and we will consider modifying the plan’s investment policy based on the actuarial and funding characteristics of the retirement plan, the demographic profile of plan participants, and our business objectives.
The fair values of our plan assets as of December 31, 2022, by asset category, are as follows (in millions):

	Fair Value Measurements
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$8	$—	$—	$8
Equity securities:
U.S. large-cap	—	20	—	20
U.S. small-cap	—	5	—	5
International	—	12	—	12
Fixed income securities	118	526	6	650
Total	$126	$563	$6	$695

The above table excludes trades pending settlement with a net loss of $8 million as of December 31, 2022. These trades settled in January 2023.
The fair values of our plan assets as of December 31, 2021, by asset category, are as follows (in millions):

	Fair Value Measurements
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$7	$—	$—	$7
Equity securities:
U.S. large-cap	—	26	—	26
U.S. small-cap	—	6	—	6
International	—	15	—	15
Fixed income securities	137	720	6	863
Total	$144	$767	$6	$917

The above table excludes trades pending settlement with a net benefit of $3 million as of December 31, 2021. These trades settled in January 2022.
The measurement dates for the pension plan are December 31, 2022 and 2021. The following table provides a summary of the changes in the pension plan’s benefit obligations and the fair value of assets measured using the valuation techniques described in Note 18, as of December 31, 2022 and 2021 and a statement of funded status of the pension plan as of December 31, 2022 and 2021 (in millions):

	As of December 31,
	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$846	$914
Interest cost	17	14
Actuarial gain	(169)	(35)
Benefits paid	(47)	(47)
Benefit obligation at year end	$647	$846
Change in plan assets:
Fair value of plan assets at beginning of year	$920	$975
Actual return on plan assets	(186)	(8)
Benefits paid	(47)	(47)
Fair value of plan assets at end of year	$687	$920
Funded status	$40	$74
Accumulated benefit obligation	$647	$846
Amounts recognized in the accompanying consolidated balance sheets:
Accrued pension plan asset	$40	$74
The following shows the components of the pension plan expense for 2022, 2021 and 2020 (in millions):

	Year Ended December 31,
	2022	2021	2020
Interest cost	$17	$14	$22
Estimated return on plan assets	(21)	(19)	(25)
Amortization of loss	2	6	5
Aggregate pension (benefit)/expense	$(2)	$1	$2
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
The following shows the projected payments for the pension plan based on actuarial assumptions (in millions):

2023	$50
2024	50
2025	50
2026	50
2027	49
Next 5 years	235
Supplemental Executive Retirement Plan
We have a U.S. nonqualified supplemental executive retirement plan, or SERP, which provides supplemental retirement benefits for certain employees. The future benefit accrual of the SERP plan is frozen. To provide for the future payments of these benefits, we have purchased insurance on the lives of certain of the participants through company-owned policies. As of both December 31, 2022 and 2021, the cash surrender value of such policies was $61 million and is included in other non-current assets in the accompanying consolidated balance sheets. We also acquired a SERP through both the ICE NGX and CHX acquisitions. The following table provides a summary of the changes in the SERP benefit obligations (in millions):

	As of December 31,
	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$33	$38
Interest cost	1	1
Actuarial (gain) loss	(3)	(1)
Benefits paid	(5)	(5)
Benefit obligation at year end	$26	$33
Funded status	$(26)	$(33)
Amounts recognized in the accompanying consolidated balance sheets:
Other current liabilities	$(4)	$(4)
Accrued employee benefits	(22)	(29)
SERP plan expense in the accompanying consolidated statements of income was $1 million each year in 2022, 2021 and 2020 and primarily consisted of interest cost. The following table shows the projected payments for the SERP plan based on the actuarial assumptions (in millions):

Projected SERP Plan Payments
2023	$4
2024	4
2025	3
2026	3
2027	2
Next 5 years	10
Pension and SERP Plans Assumptions
The weighted-average assumptions used to develop the actuarial present value of the projected benefit obligation and net periodic pension/SERP costs in 2022, 2021 and 2020 are set forth below:

Year Ended December 31,
	2022	2021	2020
Weighted-average discount rate for determining benefit obligations (pension/SERP plans)	4.9% / 4.8%	2.6% / 2.1%	2.2% / 1.6%
Weighted-average discount rate for determining interest costs (pension/SERP plans)	2.1% / 1.6%	1.6% / 1.1%	2.6% / 2.3%
Expected long-term rate of return on plan assets (pension/SERP plans)	2.5% / N/A	2.3% / N/A	3.1% / N/A
Rate of compensation increase	N/A	N/A	N/A
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
Post-retirement Benefit Plans
Our defined benefit plans provide certain health care and life insurance benefits for certain eligible retired NYSE U.S. employees. These post-retirement benefit plans, which may be modified in accordance with their terms, are fully frozen. The net periodic post-retirement benefit costs were $3 million, $2 million and $2 million in 2022, 2021 and 2020, respectively. The defined benefit plans are unfunded and we currently do not expect to fund the post-retirement benefit plans. The weighted-average discount rate for determining the benefit obligation as of December 31, 2022 and 2021 was 4.9% and 2.6%, respectively. The weighted-average discount rate for determining the interest cost as of December 31, 2022 and 2021 is 2.1% and 1.6%, respectively. The following table shows the actuarial determined benefit obligation, interest costs, employee contributions, actuarial (gain)/loss, benefits paid during the periods and the accrued employee benefits (in millions):

	As of December 31,
	2022	2021
Benefit obligation at the end of year	$116	$145
Interest cost	3	2
Actuarial gain	(22)	(2)
Employee contributions	2	2
Benefits paid	(12)	(11)
Amounts recognized in the accompanying consolidated balance sheets:
Other current liabilities	$(8)	$(8)
Accrued employee benefits	(108)	(136)
The following table shows the payments projected for our post-retirement benefit plans (net of expected Medicare subsidy receipts of $9 million in aggregate over the next ten fiscal years) based on actuarial assumptions (in millions):

Projected Post-Retirement Benefit by Year:	Projected Payment
2023	$9
2024	9
2025	9
2026	9
2027	9
Next 5 years	43
For measurement purposes, we assumed a 5.6% annual rate of increase in the per capita cost of covered health care benefits in 2022 which will decrease on a graduated basis to 3.9% in the year 2049 and thereafter.
Accumulated Other Comprehensive Loss
The accumulated other comprehensive loss, after tax, as of December 31, 2022, consisted of the following amounts that have not yet been recognized in net periodic benefit cost (in millions):

	Pension Plans	SERP Plans	Post-retirement Benefit Plans	Total
Unrecognized net actuarial losses/(gains), after tax	$82	$3	$(30)	$55
Other Benefit Plans and Defined Contribution Plans
Our U.S. employees are eligible to participate in 401(k) and profit sharing plans and our non-U.S. employees are eligible to participate in defined contribution pension plans. Total contributions under the 401(k), profit sharing and defined contribution pension plans were $64 million, $63 million and $52 million in 2022, 2021 and 2020, respectively. No discretionary or profit sharing contributions were made during 2022, 2021 or 2020.

18.     Fair Value Measurements
Financial assets and liabilities recorded or disclosed at fair value in the accompanying consolidated balance sheets as of December 31, 2022 and 2021 were classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement.
Our mutual funds are equity and fixed income mutual funds held for the purpose of providing future payments for the supplemental executive savings plan and SERP. These mutual funds are classified as equity investments and measured at fair value using Level 1 inputs with adjustments recorded in net income (see Note 17).
Excluding our equity investments without a readily determinable fair value, all other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.
We did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of December 31, 2022 or 2021.
We measure certain assets, such as intangible assets and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. During 2022, we evaluated these intangible assets and investments and determined that the value of our equity method investment in Bakkt was impaired using a Level 1 input, which was the publicly-traded closing stock price of Bakkt on December 30, 2022, the last trading day of 2022. As of December 31, 2022 and 2021, no other intangible assets or equity method investments were required to be recorded at fair value since no other impairments were recorded.
We measure certain equity investments at fair value on a non-recurring basis using our policy election under ASU 2016-01 (see Note 2). No fair value adjustments were required under our accounting policy election related to these investments (see Note 4).
See Note 14 for the fair value considerations related to our margin deposits, guaranty funds and delivery contracts receivable.
The table below displays the fair value of our debt as of December 31, 2022 and December 31, 2021. The fair values of our fixed rate notes were estimated using quoted market prices for these instruments. The fair value of our commercial paper as of December 31, 2021 includes a discount and other short-term debt approximates par value since the interest rates on this short-term debt approximate market rates as of December 31, 2022 and December 31, 2021.

	As of December 31, 2022		As of December 31, 2021
	(in millions)		(in millions)
	Carrying Amount	Fair value	Carrying Amount	Fair value
Debt:
Commercial Paper	$—	$—	$1,012	$1,012
2.35% Senior Notes due September 15, 2022	—	—	499	506
Other short-term debt	4	4	10	10
0.70% Senior Notes due June 15, 2023	—	—	997	1,000
3.45% Senior Notes due September 21, 2023	—	—	399	416
4.00% Senior Notes due October 15, 2023	—	—	797	844
3.65% Senior Notes due May 23, 2025	1,243	1,224	—	—
3.75% Senior Notes due December 1, 2025	1,247	1,218	1,246	1,351
4.00% Senior Notes due September 15, 2027	1,487	1,450	—	—
3.10% Senior Notes due September 15, 2027	498	465	497	533
3.75% Senior Notes due September 21, 2028	594	568	594	664
4.35% Senior Notes due June 15, 2029	1,240	1,210	—	—
2.10% Senior Notes due June 15, 2030	1,235	1,022	1,234	1,242
1.85% Senior Notes due September 15, 2032	1,485	1,130	1,483	1,440
4.60% Senior Notes due March 15, 2033	1,488	1,440	—	—
2.65% Senior Notes due September 15, 2040	1,231	871	1,230	1,217
4.25% Senior Notes due September 21, 2048	1,231	1,052	1,230	1,563
3.00% Senior Notes due June 15, 2050	1,221	841	1,220	1,266

	As of December 31, 2022		As of December 31, 2021
	(in millions)		(in millions)
	Carrying Amount	Fair value	Carrying Amount	Fair value
4.95% Senior Notes due June 15, 2052	1,464	1,395	—	—
3.00% Senior Notes due September 15, 2060	1,471	938	1,470	1,487
5.20% Senior Notes due June 15, 2062	983	951	—	—
Total debt	$18,122	$15,779	$13,918	$14,551

19.     Segment Reporting
Our business is conducted through three reportable business segments, comprised of the following:
•Exchanges: We operate regulated marketplaces for the listing, trading and clearing of a broad array of derivatives contracts and financial securities;
•Fixed Income and Data Services: We provide fixed income pricing, reference data, indices, analytics and execution services, as well as global CDS clearing and multi-asset class data delivery solutions; and
•Mortgage Technology: We provide a technology platform that offers customers comprehensive, digital workflow tools that aim to address the inefficiencies that exist in the U.S. residential mortgage market, from application through closing and the secondary market.
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

Financial data for our business segments is as follows for 2022, 2021 and 2020 (in millions):

	Year Ended December 31, 2022
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$1,162	$—	$—	$1,162
Agricultural and metals futures and options	235	—	—	235
Financial futures and options	475	—	—	475
Cash equities and equity options	2,722	—	—	2,722
OTC and other	429	—	—	429
Data and connectivity services	877	—	—	877
Listings	515	—	—	515
Fixed income execution	—	101	—	101
CDS clearing	—	305	—	305
Fixed income data and analytics	—	1,098	—	1,098
Other data and network services	—	588	—	588
Origination technology	—	—	758	758
Closing solutions	—	—	229	229
Data and analytics	—	—	90	90
Other	—	—	52	52
Revenues	6,415	2,092	1,129	9,636
Transaction-based expenses	2,344	—	—	2,344
Revenues, less transaction-based expenses	4,071	2,092	1,129	7,292
Operating expenses	1,209	1,373	1,072	3,654
Operating income	$2,862	$719	$57	$3,638

	Year Ended December 31, 2021
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$1,236	$—	$—	$1,236
Agricultural and metals futures and options	228	—	—	228
Financial futures and options	394	—	—	394
Cash equities and equity options	2,377	—	—	2,377
OTC and other	326	—	—	326
Data and connectivity services	838	—	—	838
Listings	479	—	—	479
Fixed income execution	—	52	—	52
CDS clearing	—	192	—	192
Fixed income data and analytics	—	1,082	—	1,082
Other data and network services	—	557	—	557
Origination technology	—	—	971	971
Closing solutions	—	—	310	310
Data and analytics	—	—	73	73
Other	—	—	53	53
Revenues	5,878	1,883	1,407	9,168
Transaction-based expenses	2,022	—	—	2,022
Revenues, less transaction-based expenses	3,856	1,883	1,407	7,146
Operating expenses	1,333	1,354	1,010	3,697
Operating income	$2,523	$529	$397	$3,449

	Year Ended December 31, 2020
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$1,120	$—	$—	$1,120
Agricultural and metals futures and options	245	—	—	245
Financial futures and options	357	—	—	357
Cash equities and equity options	2,585	—	—	2,585
OTC and other	296	—	—	296
Data and connectivity services	790	—	—	790
Listings	446	—	—	446
Fixed income execution	—	70	—	70
CDS clearing	—	208	—	208
Fixed income data and analytics	—	1,018	—	1,018
Other data and network services	—	514	—	514
Origination technology	—	—	316	316
Closing solutions	—	—	238	238
Data and analytics	—	—	22	22
Other	—	—	19	19
Revenues	5,839	1,810	595	8,244
Transaction-based expenses	2,208	—	—	2,208
Revenues, less transaction-based expenses	3,631	1,810	595	6,036
Operating expenses	1,242	1,318	443	3,003
Operating income	$2,389	$492	$152	$3,033
No customers or clearing members accounted for more than 10% of our Exchanges revenues, less transaction-based expenses during 2022. Revenue from one member of our Exchanges segment comprised $443 million or 11% of our Exchanges revenue, less transaction-based expenses during 2021. No customers or clearing members accounted for more than 10% of our segment revenues or consolidated revenues, less transaction-based expenses, in 2020. Clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, we believe that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional customers or clearing members accounted for more than 10% of our segment revenues or consolidated revenues in 2021.

Geographical Information

The following represents our revenues, less transaction-based expenses, net assets and net property and equipment based on the geographic location (in millions):

	United States	Foreign Countries	Total
Revenues, less transaction-based expenses:
Year ended December 31, 2022	$4,867	$2,425	$7,292
Year ended December 31, 2021	$4,832	$2,314	$7,146
Year ended December 31, 2020	$3,933	$2,103	$6,036
Net assets:
As of December 31, 2022	$15,226	$7,535	$22,761
As of December 31, 2021	$14,628	$8,120	$22,748
Property and equipment, net:
As of December 31, 2022	$1,598	$169	$1,767
As of December 31, 2021	$1,494	$205	$1,699
The foreign countries category above primarily relates to the U.K. and to a lesser extent, EU, Israel, Canada and Singapore.

20.     Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations in 2022, 2021 and 2020 (in millions, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Basic:
Net income attributable to Intercontinental Exchange, Inc.	$1,446	$4,058	$2,089
Weighted average common shares outstanding	559	562	552
Basic earnings per common share	$2.59	$7.22	$3.79
Diluted:
Weighted average common shares outstanding	559	562	552
Effect of dilutive securities - stock options and restricted stock	2	3	3
Diluted weighted average common shares outstanding	561	565	555
Diluted earnings per common share	$2.58	$7.18	$3.77
Basic earnings per common share is calculated using the weighted average common shares outstanding during the periods. Changes in the weighted average common shares outstanding between years was primarily due to stock repurchases.
Common equivalent shares from stock options and restricted stock awards, calculated using the treasury stock method, are included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. During 2022, 2021 and 2020 531,000, 281,000 and 372,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share because to do so would have had an antidilutive effect. In addition, we excluded warrants and preferred and common incentive units under the Bakkt Equity Incentive Plan in 2020 because they were also antidilutive. None of these warrants and preferred/common units were outstanding as of December 31, 2022 or 2021 due to the deconsolidation of Bakkt. As of both December 31, 2022 and 2021, there were 50,000 restricted stock units that were vested but have not been issued that are included in the computation of diluted earnings per share. Certain figures in the table above may not recalculate due to rounding.

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
(b)  Management’s Annual Report on Internal Control over Financial Reporting and the Attestation Report of the Independent Registered Public Accounting Firm.    Management is responsible for establishing and maintaining adequate control over financial reporting and has evaluated the effectiveness of the system of internal control using the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework. Management’s report on its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 and the attestation report of Ernst & Young LLP on our internal control over financial reporting are set forth in Part II, Item 8 of this Annual Report.
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

PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our Board of Directors set forth under the caption “Proposal 1 — Election of Directors — Nominees for Election as Directors at the 2023 Annual Meeting” in our Proxy Statement for our 2023 Annual Meeting of Stockholders (“2023 Proxy Statement”) is incorporated herein by reference. Information relating to our executive officers is, pursuant to General Instruction G(3) of Form 10-K, set forth below under the caption “Executive Officers.” Information regarding compliance by our directors and executive officers and owners of more than ten percent of our Common Stock with the reporting requirements of Section 16(a) of the Exchange Act (Item 405 of Regulation S-K), set forth under the caption “Delinquent 16(a) Reports” in the 2023 Proxy Statement is incorporated herein by reference. Information relating to our financial expert serving on our Audit Committee (Item 407(d)(5) of Regulation S-K), our Nominating and Corporate Governance Committee (Item 407(c)(3) of Regulation S-K), and our Audit Committee (Item 407(d)(4) of Regulation S-K) is set forth under the caption “Meetings and Committees of the Board of Directors” in our 2023 Proxy Statement and is incorporated herein by reference.

Executive Officers

Name	Age	Title
Jeffrey C. Sprecher	67	Chair and Chief Executive Officer
A. Warren Gardiner	42	Chief Financial Officer
Christopher S. Edmonds	53	Chief Development Officer
Douglas A. Foley	51	SVP, Human Resources & Administration
Benjamin R. Jackson	50	President
Mayur V. Kapani	54	Chief Technology Officer
Lynn C. Martin	46	President, NYSE Group and Chair, ICE Fixed Income & Data Services
Andrew J. Surdykowski	52	General Counsel
Stuart G. Williams	46	Chief Operating Officer
Jeffrey C. Sprecher.  Mr. Sprecher has been a director and our Chief Executive Officer since our inception and has served as Chair of our Board of Directors since November 2002. As our Chief Executive Officer, he is responsible for our strategic direction and operational and financial performance. Mr. Sprecher acquired CPEX, our predecessor company, in 1997. Prior to acquiring CPEX, Mr. Sprecher held a number of positions, including President, over a fourteen-year period with Western Power Group, Inc., a developer, owner and operator of large central-station power plants. While with Western Power, he was responsible for a number of significant financings. Mr. Sprecher holds a Bachelor of Science degree in Chemical Engineering from the University of Wisconsin and a Master of Business Administration from Pepperdine University.
A. Warren Gardiner. Mr. Gardiner has served as Chief Financial Officer since May 2021. He is responsible for all aspects of ICE’s finance and accounting functions, treasury, tax, audit and controls and investor relations. Mr. Gardiner served as VP, Investor Relations from July 2017 to May 2021. Prior to joining ICE, Mr. Gardiner served in various positions at Evercore ISI, including Director, Equity Research from February 2016 through May 2017 and Vice President, Equity Research from April 2013 through February 2016. Prior to that, he was an equity research analyst at Barclays. Mr. Gardiner is a CFA Charterholder and holds a Bachelor of Arts degree in Managerial Economics from Union College.
Christopher S. Edmonds. Mr. Edmonds has served as Chief Development Officer, overseeing all of ICE’s clearing house operations and the global risk management team since January 2022. Additionally, he coordinates the company’s marketing and public relations endeavors. He previously served as Global Head of Clearing & Risk and Senior Vice President of Financial Markets, where he oversaw the development of initiatives within ICE’s exchange-listed and OTC financial markets, from January 2014 to December 2021, and President of ICE Clear Credit, ICE’s credit default swap clearing house, from February 2010 to December 2013. Prior to joining ICE in February 2010, Mr. Edmonds served as CEO of the International Derivatives Exchange Group, a clearing house for interest rate swaps. His professional career began at APB Energy, focusing on advising businesses on strategic planning in technology, sales, marketing and operations. He earned a Bachelor of Arts degree in Political Science from the University of Alabama at Birmingham.
Douglas A. Foley. Mr. Foley has served as Senior Vice President of Human Resources & Administration since November 2013. In addition to other duties, Mr. Foley has overall responsibility for ICE’s global human resource and real estate functions. Prior to joining ICE in 2008, Mr. Foley worked in the Performance & Reward practice at Ernst & Young LLP in Atlanta. He previously worked at Delta Air Lines in their Global Compensation & Reward Department. He began his career as a pension actuary at both Ernst & Young LLP and Arthur Anderson LLP. Mr. Foley holds a Bachelor of Science in Mathematics and a Master of Science in Risk Management & Insurance from Georgia State University.
Benjamin R. Jackson. Mr. Jackson has served as President since November 2017. Mr. Jackson is responsible for ICE's global technology, information security and operations and is responsible for coordinating global futures and OTC trading businesses. Additionally, he leads the integration planning and execution of ICE's acquisitions and joint ventures and serves as the Chair of ICE Mortgage Technology. Mr. Jackson previously served as Chief Commercial Officer, and prior to that President and Chief Operating Officer of ICE Futures U.S. Mr. Jackson joined ICE in July 2011 from SunGard, a leading software and technology provider to commodity market participants. At SunGard, he led the company’s energy and commodities business segment as Senior Executive Vice President. Prior to that, Mr. Jackson served as President of SunGard’s Kiodex commodity risk management platform. Mr. Jackson earned a Bachelor of Science degree in economics from John Carroll University with supporting studies at the London School of Economics and Political Science.
Mayur V. Kapani. Mr. Kapani has served as Chief Technology Officer, overseeing all global technology development groups within ICE, since June 2016. In addition, he leads technical diligence for all of ICE’s acquisitions. After joining ICE in 2006, Mr. Kapani served as Senior Vice President, Trading Technology, assuming technology responsibility for all ICE futures and options exchange platforms, ICE Trade Vault, ICE Benchmark Administration and ICE

Data Derivatives. Mr. Kapani has been recognized by Institutional Investor in the Trading Technology 40, an industry ranking of the leading technology executives in the financial markets, in 2016, 2017 and 2018. Prior to joining ICE, Mr. Kapani served as Vice President of Options Development at the Philadelphia Stock Exchange, where he focused on the transition of trading from a floor-based model to a high performance electronic platform. Mr. Kapani earned a Bachelors of Technology degree from the Indian Institute of Technology Kharagpur and completed the Wharton Management Program.
Lynn C. Martin. Ms. Martin is President of NYSE Group, a wholly-owned subsidiary of Intercontinental Exchange, Inc. NYSE Group includes the New York Stock Exchange, the world’s largest stock market and premier venue for capital raising, as well as five fully electronic equity markets and two options exchanges. In addition, she has served as Chair of Fixed Income & Data Services since October 2020. Ms. Martin served as President of ICE Data Services from July 2015 to October 2020 and as President and Chief Operating Officer of ICE Data Services from July 2015 to October 2020 and as President and Chief Operating Officer of ICE Data Services from July 2015 to September 2019. She is responsible for managing ICE's global data and fixed income businesses including the ICE Bonds execution venues and pricing and analytics, reference data, indices, desktop solutions, consolidated feeds and connectivity services that cover all major asset classes. Prior to her current role, Ms. Martin served as Chief Operating Officer of ICE Clear U.S., Inc. Ms. Martin joined NYSE Euronext in 2001 and served in a number of leadership roles, including CEO of NYSE Liffe U.S. and Chief Executive Officer of New York Portfolio Clearing. Prior to joining NYSE Euronext, Ms. Martin worked at IBM in their Global Services organization where she served a variety of functions, predominantly as a project manager within the financial services practice. Ms. Martin holds a Bachelor of Science degree in Computer Science from Manhattan College and a Master of Arts in Statistics from Columbia University. Ms. Martin serves on the Manhattan College Board of Trustees as well as the Advisory Board of the School of Science and is a member of Phi Beta Kappa National Honor Society.
Andrew J. Surdykowski. Mr. Surdykowski has served as General Counsel since October 2018. He is responsible for overseeing our legal affairs globally, including public company compliance, corporate governance matters and serving as ICE's key legal advisor. Previously Mr. Surdykowski was SVP, Associate General Counsel and Assistant Corporate Secretary. Prior to joining ICE in 2005, Mr. Surdykowski was a corporate attorney at McKenna, Long & Aldridge LLP, a national law firm now known as Dentons. At McKenna, Long & Aldridge, he practiced in the corporate law group and represented a broad array of clients in matters dealing with securities, mergers and acquisitions, corporate governance, finance and private equity. Mr. Surdykowski holds a Juris Doctor degree from the Georgia State University College of Law, and a Bachelor of Science degree in Management from the Georgia Institute of Technology.
Stuart G. Williams. Mr. Williams has served as Chief Operating Officer since July 2022. He is responsible for the day-to-day operations and support of the global infrastructure, data centers, networks and corporate IT systems that support ICE and its subsidiaries. In addition, he is responsible for the customer service teams and oversees all disaster recovery and business continuity planning and operations. Previously, Mr. Williams held several leadership roles at ICE Futures Europe, the London-based global futures and options exchange, including President from October 2017 to July 2022, Chief Operating Officer from July 2016 to September 2017 and Director of Corporate Development from January 2013 to June 2016. Prior to joining ICE in 2013, he spent ten years consulting with Protiviti and Accenture, working on a broad range of initiatives with exchanges, clearing houses and other financial sector clients. Mr. Williams earned a Bachelor of Engineering degree from the University of Pretoria.
Code of Ethics
We have adopted a Global Code of Business Conduct that applies to all of our employees, officers and directors. Our Global Code of Business Conduct meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer and Chief Financial Officer (who is the principal financial officer), as well as all other employees, as indicated above. Our Global Code of Business Conduct also meets the requirements of a code of ethics and business conduct under the New York Stock Exchange listing standards. Our Global Code of Business Conduct is available on our website at www.intercontinentalexchange.com under the heading “Investor Relations” “Governance” then "Governance Overview." We intend to disclose promptly on our website any substantive amendments to our Global Code of Business Conduct. We will also provide a copy of the Global Code of Business Conduct to stockholders at no charge upon written request.

ITEM 11.    EXECUTIVE COMPENSATION
Information relating to executive compensation set forth under the captions “Compensation Discussion & Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Non-Employee Director Compensation,” and “Compensation Committee Report” in our 2023 Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding ownership of our common stock by certain persons as set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2023 Proxy Statement is incorporated herein by reference. In addition, information in tabular form relating to securities authorized for issuance under our equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in this Annual Report and “Share-Based Compensation” and “Pension and Other Benefit Programs” as described in Notes 11 and 17 to our consolidated financial statements in this Annual Report.
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and transactions between our company and certain of our affiliates as set forth under the caption “Certain Relationships and Related Transactions” in our 2023 Proxy Statement is incorporated herein by reference. In addition, information regarding our directors’ independence (Item 407(a) of Regulation S-K) as set forth under the caption “Item 1 — Election of Directors — Nominees for Election as Directors at the 2023 Annual Meeting” in our 2023 Proxy Statement is incorporated herein by reference.
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accountant fees and services of our independent registered public accounting firm, Ernst & Young LLP, is set forth under the caption “Information About Our Independent Registered Public Accounting Firm Fees and Services” in our 2023 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    Documents Filed as Part of this Report.
    (1)    Financial Statements
Our consolidated financial statements and the related reports of management and our independent registered public accounting firm which are required to be filed as part of this Report are included in this Annual Report on Form 10-K. These consolidated financial statements are as follows:
•Consolidated Balance Sheets as of December 31, 2022 and 2021.
•Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020.
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020.
•Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest for the years ended December 31, 2022, 2021 and 2020.
•Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020.
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

4.1	—
Indenture dated as of November 24, 2015 among Intercontinental Exchange, Inc., as issuer, NYSE Holdings LLC, as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on November 24, 2015, File No. 001-36198).

4.2	—
First Supplemental Indenture dated as of November 24, 2015 among Intercontinental Exchange, Inc., as issuer, NYSE Holdings LLC, as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on November 24, 2015, File No. 001-36198).

4.3	—
Form of 3.75% Senior Notes due 2025 (included as an exhibit to the First Supplemental Indenture dated as of November 24, 2015) (incorporated by reference to Exhibit 4.4 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on November 24, 2015, File No. 001-36198).

4.4	—
Second Supplemental Indenture dated as of August 17, 2017 among Intercontinental Exchange, Inc., as issuer, NYSE Holdings LLC, as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 17, 2017, File No. 001-36198).

4.5	—
Form of 3.100% Senior Notes due 2027 (included as an exhibit to the Second Supplemental Indenture dated as of August 17, 2017) (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 17, 2017, File No. 001-36198).

4.6	—
Indenture dated as of August 13, 2018 between Intercontinental Exchange, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 13, 2018, File No. 001-36198).

4.7	—
First Supplemental Indenture dated as of August 13, 2018 between Intercontinental Exchange, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 13, 2018, File No. 001-36198).

4.8	—
Form of 3.450% Senior Notes due 2023 (included as an exhibit to the First Supplemental Indenture dated as of August 13, 2018) (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 13, 2018, File No. 001-36198).

4.9	—
Form of 3.750% Senior Notes due 2028 (included as an exhibit to the First Supplemental Indenture dated as of August 13, 2018) (incorporated by reference to Exhibit 4.4 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 13, 2018, File No. 001-36198).

4.10	—
Form of 4.250% Senior Notes due 2048 (included as an exhibit to the First Supplemental Indenture dated as of August 13, 2018) (incorporated by reference to Exhibit 4.5 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 13, 2018, File No. 001-36198).

4.11	—
Second Supplemental Indenture dated as of May 26, 2020 between Intercontinental Exchange, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 26, 2020, File No. 001-36198).

4.12	—
Form of 2.100% Senior Notes due 2030 (included as an exhibit to the Second Supplemental Indenture dated as of May 26, 2020) (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 26, 2020, File No. 001-36198).

4.13	—
Form of 3.000% Senior Notes due 2050 (included as an exhibit to the Second Supplemental Indenture dated as of May 26, 2020) (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 26, 2020, File No. 001-36198).

4.14	—
Third Supplemental Indenture dated as of August 20, 2020 between Intercontinental Exchange, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 20, 2020, File No. 001-36198).

4.15	—
Form of 0.700% Senior Notes due 2023 (included as an exhibit to the Third Supplemental Indenture dated as of August 20, 2020) (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 20, 2020, File No. 001-36198).

4.16	—
Form of 1.850% Senior Notes due 2032 (included as an exhibit to the Third Supplemental Indenture dated as of August 20, 2020) (incorporated by reference to Exhibit 4.4 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 20, 2020, File No. 001-36198).

4.17	—
Form of 2.650% Senior Notes due 2040 (included as an exhibit to the Third Supplemental Indenture dated as of August 20, 2020) (incorporated by reference to Exhibit 4.5 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 20, 2020, File No. 001-36198).

4.18	—
Form of 3.000% Senior Notes due 2060 (included as an exhibit to the Third Supplemental Indenture dated as of August 20, 2020) (incorporated by reference to Exhibit 4.6 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 20, 2020, File No. 001-36198).

4.19	—
Fourth Supplemental Indenture dated as of May 23, 2022 between Intercontinental Exchange, Inc., as issuer, and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

4.20	—
Form of 3.650% Senior Notes due 2025 (included as an exhibit to the Fourth Supplemental Indenture dated as of May 23, 2022) (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

4.21	—
Form of 4.000% Senior Notes due 2027 (included as an exhibit to the Fourth Supplemental Indenture dated as of May 23, 2022) (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

4.22	—
Form of 4.350% Senior Notes due 2029 (included as an exhibit to the Fourth Supplemental Indenture dated as of May 23, 2022) (incorporated by reference to Exhibit 4.4 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

4.23	—

Form of 4.600% Senior Notes due 2033 (included as an exhibit to the Fourth Supplemental Indenture dated as of May 23, 2022) (incorporated by reference to Exhibit 4.5 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

4.24	—
Form of 4.950% Senior Notes due 2052 (included as an exhibit to the Fourth Supplemental Indenture dated as of May 23, 2022) (incorporated by reference to Exhibit 4.6 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

4.25	—
Form of 5.200% Senior Notes due 2062 (included as an exhibit to the Fourth Supplemental Indenture dated as of May 23, 2022) (incorporated by reference to Exhibit 4.7 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

4.26	—
Description of ICE’s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.25 to Intercontinental Exchange, Inc.'s Annual Report on Form 10-K filed with the SEC on February 3, 2022, File No. 001-36198).

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

10.5	—
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

10.9	—	Intercontinental Exchange, Inc. Annual Executive Bonus Plan.
10.1	—
Intercontinental Exchange Holdings, Inc. 2013 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange Holdings, Inc.’s Registration Statement on Form S-8, filed with the SEC on May 24, 2013, File No. 333-188815).

10.11	—
Intercontinental Exchange, Inc. 2017 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.’s Form S-8 filed with the SEC on May 22, 2017, File No. 333-218619).

10.12	—
Intercontinental Exchange, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.’s Registration Statement on Form S-8, filed with the SEC on May 21, 2018, File No. 333-225065).

10.13	—
Intercontinental Exchange, Inc. 2022 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit A to Intercontinental Exchange, Inc.’s Definitive Proxy Statement filed on March 25, 2022, File No. 001-36198).

10.14	—
Intercontinental Exchange, Inc. 2022 Omnibus Non-Employee Director Incentive Plan (incorporated by reference to Exhibit B to Intercontinental Exchange, Inc.’s Definitive Proxy Statement filed on March 25, 2022, File No. 001-36198).

10.15	—
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

10.16	—
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
Form of Performance-Based Restricted Stock Unit Award Agreement (EBITDA and TSR) used with respect to grants of performance-based restricted stock units by the Company under the Intercontinental Exchange, Inc. 2022 Omnibus Employee Incentive Plan.

10.18	—
Form of Performance-Based Restricted Stock Unit Award Agreement (Relative 3-Year TSR) used with respect to grants of performance-based restricted stock units by the Company under the Intercontinental Exchange, Inc. 2022 Omnibus Employee Incentive Plan.

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
Aircraft Time Sharing Agreement dated as of February 2, 2022 between Intercontinental Exchange Holdings, Inc. and Warren Gardiner (incorporated by reference to Exhibit 10.23 to Intercontinental Exchange, Inc.'s Annual Report on Form 10-K filed with the SEC on February 3, 2022, File No. 001-36198).

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

10.28	—
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

10.29	—
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

10.30	—
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

10.35	—
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

10.36	—
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

10.37	—
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

10.38	—
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

10.39	—
The Eleventh Amendment, dated as of May 11, 2022, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015, the Fourth Amendment to Credit Agreement, dated as of August 18, 2017, the Fifth Amendment to Credit Agreement, dated as of August 18, 2017, the Sixth Amendment to Credit Agreement, dated as of August 9, 2018, the Seventh Amendment to Credit Agreement, dated as of August 14, 2020, the Eighth Amendment to Credit Agreement, dated as of August 21, 2020, the Ninth Amendment to Credit Agreement, dated as of March 8, 2021 and the Tenth Amendment to Credit Agreement, dated as of October 15, 2021) (incorporated by reference to Exhibit 10.3 to Intercontinental Exchange, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2022, File No. 001-36198).

10.40	—
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

10.41	—
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
The following materials from Intercontinental Exchange, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest, (iv) the Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	—	The cover page from Intercontinental Exchange, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intercontinental Exchange, Inc. (Registrant)

Date: February 2, 2023	By:	/s/ Jeffrey C. Sprecher
Jeffrey C. Sprecher
Chief Executive Officer
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey C. Sprecher and A. Warren Gardiner, and each of them his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report in 2022 and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the date indicated.

Signatures	Title	Date

/s/ Jeffrey C. Sprecher	Chair and Chief Executive Officer (principal executive officer)	February 2, 2023
Jeffrey C. Sprecher

/s/ A. Warren Gardiner	Chief Financial Officer (principal financial officer)	February 2, 2023
A. Warren Gardiner

/s/ James W. Namkung	Chief Accounting Officer and Corporate Controller (principal accounting officer)	February 2, 2023
James W. Namkung

/s/ Sharon Y. Bowen	Director	February 2, 2023
Sharon Y. Bowen

/s/ Shantella E. Cooper	Director	February 2, 2023
Shantella E. Cooper

/s/ Duriya M. Farooqui	Director	February 2, 2023
Duriya M. Farooqui

/s/ Lord Hague of Richmond	Director	February 2, 2023
The Rt. Hon. the Lord Hague of Richmond

/s/ Mark F. Mulhern	Director	February 2, 2023
Mark F. Mulhern

/s/ Thomas E. Noonan	Director	February 2, 2023
Thomas E. Noonan

/s/ Caroline L. Silver	Director	February 2, 2023
Caroline L. Silver

/s/ Judith A. Sprieser	Director	February 2, 2023
Judith A. Sprieser

/s/ Martha A. Tirinnanzi	Director	February 2, 2023
Martha A. Tirinnanzi