Form 10-K/A
period 2022-12-31
Intercontinental Exchange, Inc.
filed 2023-03-15
CIK 1571949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
Amendment No. 1

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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.    Yes  ☑    No  ☐

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s voting and
non-voting
common equity held by
non-affiliates
computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently co mplete
d second fiscal quarter was $49.3 billion.

As of January 31, 2023, the number of shares of the registrant’s Common Stock out stan
ding was 558,851,248 shares.

PCAOB ID: 42                                        Auditor Name: Ernst & Young LLP                                         Auditor Location: Atlanta, Georgia
DOCUMENTS INCORPORATED BY REF
EREN
CE
None

EXPLANATORY NOTE

Intercontinental Exchange, Inc. (“we,” “us,” “our,” the “Company,” or “ICE”) is filing this Amendment No. 1 on
Form 10-K/A
(“Form
10-K/A”)
to amend the Annual Report on Form
10-K
for the fiscal year ended December 31, 2022 (“2022
Form 10-K”),
filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 2, 2023, to include the information required by Items 10 through 14 of Part III of
Form 10-K.
This information was previously omitted from the 2022
Form 10-K
in reliance on General Instruction G(3) to
Form 10-K.
This
Form 10-K/A
amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the 2022 Form
10-K.

We are also filing this Form
10-K/A
to amend Part IV, Item 15 of the 2022 Form
10-K
to provide certain financial information in accordance with Rule
3-09
of Regulation
S-X.
In 2021, Bakkt Holdings, Inc. (which we refer to as “Bakkt”) completed its merger with VPC Impact Acquisition Holdings, a special purpose acquisition company. Following the closing of the merger on October 15, 2021, we deconsolidated Bakkt upon loss of control and since then treat it as an equity method investment within our financial statements. Bakkt was a significant equity investee under Rule 3-09 for the year ended December 31, 2022, but not for the year ended December 31, 2021. We are filing this Form 10-K/A in connection with Post-Effective Amendment No. 1 to our registration statement on Form S-4 (No. 333-265709), to provide the consolidated balance sheet of Bakkt as of December 31, 2021, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and mezzanine equity and cash flows for the period October 15, 2021 to December 31, 2021 (successor) and the consolidated balance sheet as of December 31, 2020 and the related consolidated statements of operations, comprehensive loss, changes in members’ equity and mezzanine equity and cash flows for the period January 1, 2021 to October 14, 2021 and the year ended December 31, 2020 (predecessor), and the related notes, audited by Ernst & Young LLP, independent registered public accounting firm, as set forth in their report thereon, included therein, that were publicly filed in Bakkt’s Annual Report on
Form 10-K
for the year ended December 31, 2021. In addition, we are filing this
Form 10-K/A
to include the consent of Ernst & Young LLP, Bakkt’s independent registered public accounting firm, with respect to its reports on such audited financial statements. The Bakkt financial statements provided hereby were prepared and provided to us by Bakkt.

In addition, we intend to file another amendment to the 2022
Form 10-K
to provide, in accordance with
Rule 3-09
of
Regulation S-X,
the consolidated financial statements of Bakkt as of and for the year ended December 31, 2022 once those financial statements are available.

We are further filing this Form 10-K/A to update Exhibit 4.26.

Except as otherwise expressly noted, this Form
10-K/A
does not modify or update in any way (i) the consolidated financial position, the results of operations or cash flows of the Company, or (ii) the disclosures in or exhibits to the 2022
Form 10-K;
nor does it reflect events occurring after the filing of the 2022
Form 10-K.
Among other things, forward-looking statements made in the 2022
Form 10-K
have not been revised to reflect events that occurred or facts that became known to us after the filing of the 2022
Form 10-K,
and such forward-looking statements should be read in their historical context. Furthermore, this
Form 10-K/A
should be read in conjunction with the 2022
Form 10-K
and any subsequent filings with the SEC.

3    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

4    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Consistent with the terms of our Ninth Amended and Restated Bylaws (our “Bylaws”) and our Sixth Amended and Restated Certificate of Incorporation (our “Certificate of Incorporation”), at each annual meeting of stockholders, directors are elected to serve for a one-year term. The term of currently serving directors is set to expire at the 2023 Annual Meeting of Stockholders, at which point we expect to renominate the current directors to serve until the 2024 Annual Meeting of Stockholders. Set forth below are the directors’ names, biographical information, age, summary of qualifications, whether the director is considered independent, the year in which each director joined our Board of Directors and the board committees of the Company on which the director currently serves:

Name	Biographical Information

Hon. Sharon Y. Bowen Age: 66 Independent Director since 2017	Ms. Bowen served as a Commissioner of the United States (the “U.S.”) Commodity Futures Trading Commission (the “CFTC”) from 2014 to 2017. During that time, she was a sponsor of the CFTC Market Risk Advisory Committee. Ms. Bowen was previously confirmed by the U.S. Senate and appointed by President Barack Obama on February 12, 2010 to serve as Vice Chair of the Securities Investor Protection Corporation (the “SIPC”). She assumed the role of Acting Chair of SIPC in March 2012. Prior to her appointment to the CFTC, she was a partner in the New York office of Latham & Watkins LLP. She joined Latham & Watkins LLP as a senior corporate associate in the summer of 1988 and became a partner in January 1991 and continued at Latham & Watkins LLP until 2014. She serves as the Chair of the Board of Directors of the New York Stock Exchange (“NYSE”), our subsidiary. Ms. Bowen also serves on the subsidiary boards of certain NYSE U.S. regulated exchanges and serves as co-chair of the NYSE Board Advisory Council. In addition, she has served on the Board of Directors of Neuberger Berman Group LLC since 2019 and on the Board of Directors of Akamai Technologies, Inc. since 2021. Ms. Bowen earned a Bachelor of Arts degree in Economics from the University of Virginia, a Master of Business Administration from the Kellogg School of Management at Northwestern University and a Juris Doctor from the Northwestern Pritzker School of Law.

Qualifications

In light of Ms. Bowen’s regulatory experience from working at the CFTC and SIPC, as well as her legal background and work in the securities industry, our Board, based upon the recommendation of the Nominating & Corporate Governance Committee, has determined that Ms. Bowen should be re-elected to our Board.

Intercontinental Exchange Board Committee(s): Risk Committee

5    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

CORPORATE GOVERNANCE

Name	Biographical Information

Shantella E. Cooper Age: 55 Independent Director since 2020	Ms. Cooper is the Founder and Chief Executive Officer of Journey Forward Strategies, LLC, a solutions-focused consulting firm that specializes in leadership development and organization effectiveness. She served as the Executive Director of Atlanta Committee for Progress (“ACP”), a coalition of leading CEOs focused on critical economic development issues for the City of Atlanta from 2019 to March 2022. This unique public-private partnership is focused on priorities for the City of Atlanta in collaboration with the Mayor of Atlanta. Prior to joining ACP in 2019, Ms. Cooper served as Chief Transformation Officer of WestRock Company, a paper and packaging solutions company, from 2016 to 2018. From 2011 to 2016, Ms. Cooper served as Vice President and General Manager of Lockheed Martin Aeronautics Company, an aerospace and defense contractor. During her time at Lockheed Martin, Ms. Cooper served as Vice President of Human Resources as well as Vice President of Business Ethics for the Aeronautics Division. Ms. Cooper has served on the Board of Directors of SouthState Corporation since 2022 and the Board of Directors of Veritiv Corporation since 2020. Prior to the merger with SouthState Corporation, she served on the Board of Directors of Atlantic Capital Bancshares, Inc. from 2019 to 2022. In addition, she serves on the Board of Directors of Georgia Power Company, a subsidiary of Southern Company. Ms. Cooper earned Bachelor of Arts degrees in Biology and Religion from Emory University, a Master of Business Administration from Emory University’s Goizueta Business School and an Executive Masters in Global Human Resource Leadership from Rutgers University.

Qualifications

In light of Ms. Cooper’s business operations, human resources, transformation experience, and her service on the boards of other public companies, our Board, based upon the recommendation of the Nominating & Corporate Governance Committee, has determined that Ms. Cooper should be re-elected to our Board.

Intercontinental Exchange Board Committee(s): Risk Committee (Chair) and Compensation Committee

Duriya M. Farooqui Age: 46 Independent Director since 2017	Ms. Farooqui is an executive coach and mentor with The ExCo Group, focused on helping Fortune 500 companies develop high performing leadership teams. She was President of Supply Chain Innovation at Georgia-Pacific from 2019 to 2020. Ms. Farooqui previously served as the Executive Director of Atlanta Committee for Progress, a coalition of leading CEOs focused on critical economic development issues for the City of Atlanta in partnership with the Mayor, a role she held from 2016 to 2018. Ms. Farooqui was a principal at Bain & Company from 2014 to 2016. She served the City of Atlanta through several leadership positions from 2007 to 2013, including Director, Deputy Chief Operating Officer and finally as Chief Operating Officer from 2011 to 2013. As Chief Operating Officer of the City of Atlanta, she led all operating departments of the city including public safety agencies and Hartsfield-Jackson Atlanta International Airport. At the start of her career, she worked with the Center for International Development at Harvard University, The World Bank, and the Center for Global Development. Ms. Farooqui has served on the Board of Directors of InterContinental Hotels Group PLC (IHG) since 2020. She served on the Board of Directors of Tribe Capital Growth Corp I from 2021 to 2022. Ms. Farooqui serves on the subsidiary boards of certain NYSE U.S. regulated exchanges and ICE NGX, all of which are our subsidiaries. In addition, she co-chairs the NYSE Board Advisory Council. Ms. Farooqui holds a Bachelor of Arts degree in Economics and Mathematics from Hampshire College and a Master of Public Administration in International Development from the Kennedy School of Government at Harvard University.

Qualifications

In light of Ms. Farooqui’s experience in public service, international policy and economic development, our Board, based upon the recommendation of the Nominating & Corporate Governance Committee, has determined that Ms. Farooqui should be re-elected to our Board.

Intercontinental Exchange Board Committee(s): Audit Committee

6    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

CORPORATE GOVERNANCE

Name	Biographical Information

The Right Hon. the Lord Hague of Richmond Age: 62 Independent Director since 2015	Lord Hague is the Chair of The Royal Foundation of the Prince and Princess of Wales, Chair of the United for Wildlife Taskforce, and Chair of the International Advisory Board at the law firm Linklaters. Lord Hague currently serves as Chair of the Board of Directors of ICE Futures Europe, our subsidiary. He has previously served as an advisor to the JCB Group and Terra Firma Capital Partners. Mr. Hague was a member of the House of Parliament of the United Kingdom (“U.K.”) from 1989 to 2015, serving in various capacities, including Parliamentary Private Secretary to the Chancellor of the Exchequer, Parliamentary Under-Secretary of State at the Department of Social Security, Minister of State, Secretary of State for Wales, Foreign Secretary, First Secretary of State and most recently, Leader of the House of Commons. He is a member of the House of Lords. Prior to joining Parliament, Mr. Hague was a management consultant at McKinsey & Co Inc. and worked for Shell (UK) Limited. Lord Hague frequently carries out speaking engagements on regulatory and political matters. Mr. Hague holds a First-Class Honours degree in Philosophy, Politics, and Economics from Oxford University and a Master of Business Administration with distinction from the Institut Européen d’Administration des Affaires (or INSEAD).

Qualifications

In light of Lord Hague’s extensive governmental and political experience in the U.K., his service on the ICE Futures Europe board and the knowledge and experience he provides, our Board, based upon the recommendation of the Nominating & Corporate Governance Committee, has determined that Lord Hague should be re-elected to our Board.

Intercontinental Exchange Board Committee(s): Nominating & Corporate Governance Committee and Compensation Committee

7    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

CORPORATE GOVERNANCE

Name	Biographical Information

Mark F. Mulhern Age: 63 Independent Director since 2020	Mr. Mulhern served as the Executive Vice President and Chief Financial Officer of Highwoods Properties, Inc. (“Highwoods”), a publicly-traded real estate investment trust, until his retirement in January 2022. Prior to joining Highwoods in 2014, Mr. Mulhern served as Executive Vice President and Chief Financial Officer of Exco Resources, Inc. (“Exco”). Prior to Exco, he served as Senior Vice President and Chief Financial Officer of Progress Energy, Inc. from 2008 until its merger with Duke Energy Corporation in 2012. Mr. Mulhern joined Progress Energy in 1996 as Vice President and Controller and served in a number of leadership roles. He started his accounting and finance career at Price Waterhouse, now known as PricewaterhouseCoopers. Mr. Mulhern serves on the Board of Directors of ICE Mortgage Technology, Inc., our subsidiary. Mr. Mulhern previously served on the Board of Directors of Highwoods from 2012 to 2014 and the Board of Directors of Exco from 2010 to 2013. Mr. Mulhern currently serves on the Board of Directors of Barings BDC, Inc. and serves as an independent trustee of the Board of Trustees of Barings Global Short Duration High Yield Fund. He also serves on the Board of Directors of Barings Private Credit Corporation and Barings Capital Investment Corporation, each a business development company. Mr. Mulhern earned a Bachelor of Business Administration in Accounting from St. Bonaventure University and is a Certified Public Accountant.

Qualifications

In light of Mr. Mulhern’s financial leadership experience, knowledge of energy company operations, real estate background and his service as a director for other public companies, our Board, based upon the recommendation of the Nominating & Corporate Governance Committee, has determined that Mr. Mulhern should be re-elected to our Board.

Intercontinental Exchange Board Committee(s): Compensation Committee (Chair) and Audit Committee

Thomas E. Noonan Age: 62 Independent Director since 2016 and Lead Independent Director	Mr. Noonan is a founding partner of TechOperators, LLC, and Chair of TEN Holdings, LLC. Most recently, he was the General Manager of the Energy Management business of Cisco from 2013 to 2016 following the acquisition of JouleX in 2013, where he was co-founder and CEO. Mr. Noonan founded Actuation Electronics in 1985 and Leapfrog Technologies in 1987 as well as co-founded Endgame Security in 2008, a leading provider of software solutions to the U.S. intelligence community and Department of Defense. Mr. Noonan co-founded Internet Security Systems in 1994, where he served as Chair, President and Chief Executive Officer prior to its acquisition by IBM in 2006. In 2002, President George W. Bush appointed Mr. Noonan to serve on the National Infrastructure Advisory Council, a White House homeland defense initiative that protects information systems critical to the nation’s infrastructure, where he served through 2020. Mr. Noonan has served on the Board of Directors of Manhattan Associates since 1999. Mr. Noonan earned a Bachelor of Science degree in Mechanical Engineering from the Georgia Institute of Technology and a CSS in Business Administration and Management from Harvard University.

Qualifications

In light of Mr. Noonan’s cybersecurity expertise, successful entrepreneurial background and his business acumen, our Board, based upon the recommendation of the Nominating & Corporate Governance Committee, has determined that Mr. Noonan should be re-elected to our Board.

Intercontinental Exchange Board Committee(s): Nominating & Corporate Governance Committee (Chair) and Risk Committee

8    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

CORPORATE GOVERNANCE

Name	Biographical Information

Caroline L. Silver Age: 60 Independent Director since 2020	Ms. Silver served as Managing Director and Partner at Moelis & Company (“Moelis”), an independent advisory firm, from 2009 until January 2020. She currently serves as an advisory partner at Moelis. Before joining Moelis, Ms. Silver served as Vice Chair of Investment Banking at Merrill Lynch (now Bank of America Merrill Lynch) from 2008 to 2009. Prior to that, Ms. Silver spent 14 years at Morgan Stanley, leading the European financial services investment banking business and was Vice Chair when she departed in 2008. She started her banking career in the City of London in 1987, working for British merchant bank Morgan Grenfell. Ms. Silver currently serves as the Chair of the Board of Directors of ICE Clear Europe Limited, one of our subsidiaries. Since 2017, Ms. Silver has served as Chair of the Board of Directors of PZ Cussons PLC (“PZ Cussons”) and will end her service as Chair and a member of its Board of Directors, effective March 31, 2023. Ms. Silver will join the Board of Directors of Barratt Developments PLC (“Barratt”) on June 1, 2023 and will subsequently become Chair of Barratt on September 6, 2023. In addition, she has served on the Board of Directors of BUPA since 2017 and the Board of Directors of Tesco PLC since 2022. Previously, Ms. Silver served on the Board of Directors of Meggitt PLC from 2019 to 2022. Ms. Silver also served as a Trustee of The Victoria and Albert Museum where she was appointed by the U.K. Prime Minister from 2014 to 2022 and currently serves on the V&A Foundation. Ms. Silver earned a Bachelor of Arts degree in English Language and Literature from Durham University in the U.K. She is a qualified Chartered Accountant.

Qualifications

In light of Ms. Silver’s international investment banking and mergers and acquisitions experience and her business acumen, our Board, based upon the recommendation of the Nominating & Corporate Governance Committee, has determined that Ms. Silver should be re-elected to our Board.

Intercontinental Exchange Board Committee(s): Risk Committee

Jeffrey C. Sprecher Age: 68 Non-Independent Director since 2000	Mr. Sprecher has been a director and our Chief Executive Officer since our inception and has served as Chair of our Board of Directors since November 2002. As our Chief Executive Officer, he is responsible for our strategic direction and operational and financial performance. Mr. Sprecher acquired CPEX, our predecessor company, in 1997. Prior to acquiring CPEX, Mr. Sprecher held a number of positions, including President, over a fourteen-year period with Western Power Group, Inc., a developer, owner and operator of large central-station power plants. While with Western Power, he was responsible for a number of significant financings. Mr. Sprecher holds a Bachelor of Science degree in Chemical Engineering from the University of Wisconsin and a Master of Business Administration from Pepperdine University.

Qualifications

In light of Mr. Sprecher’s in-depth knowledge of global markets, his guidance of ICE as Chief Executive Officer since he founded the Company, and his successful execution of key strategic initiatives to grow the Company, our Board, based upon the recommendation of the Nominating & Corporate Governance Committee, has determined that Mr. Sprecher should be re-elected to our Board.

Intercontinental Exchange Board Committee(s): None

9    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

CORPORATE GOVERNANCE

Name	Biographical Information

Judith A. Sprieser Age: 69 Independent Director since 2004	Ms. Sprieser was the Chief Executive Officer of Transora, Inc., a technology software and services company until March 2005. Prior to founding Transora in 2000, she was Executive Vice President of Sara Lee Corporation, having previously served as Sara Lee’s Chief Financial Officer. Ms. Sprieser also serves on the Boards of Managers of ICE Clear Credit and ICE Mortgage Services, the governing Board of MERSCORP Holdings, Inc., all of which are our subsidiaries. Ms. Sprieser has been a member of the Boards of Directors of Allstate Insurance Company since 1999 and Newell Brands Inc. since 2018. Previously, she served on the boards of Reckitt Benckiser plc from 2003-2018, Royal Ahold N.V. from 2006 to 2015, and Experian plc from 2010 to 2016. She has a Bachelor of Arts degree from Northwestern University and a Master of Business Administration from the Kellogg School of Management at Northwestern University.

Qualifications

In light of Ms. Sprieser’s financial expertise and her business acumen, her service as a director for other public companies, and the knowledge and experience she has gained and contributions she has made during her tenure as a director of ICE, our Board, based upon the recommendation of the Nominating & Corporate Governance Committee, has determined that Ms. Sprieser should be re-elected to our Board.

Intercontinental Exchange Board Committee(s): Audit Committee (Chair) and Nominating & Corporate Governance Committee

Martha A. Tirinnanzi Age: 62 Independent Director since 2022	Ms. Tirinnanzi has served as the Founder and President of Financial Standards, Inc., a Washington DC-based consultancy since 2013. She has served in a number of leadership roles in her career, including Senior Vice President, Financial Markets Policy and Executive Education in Derivatives of Tera Exchange from 2011 to 2013, Chair of the Clearinghouse Working Group, GSE Supervision & Regulation for the U.S. Federal Housing Finance Agency from 2009 to 2011, Chief Operating Officer of MFX Currency Risk Solutions from 2008 to 2009, Energy Derivatives Group Leader for WGL Holdings from 2007 to 2008, SVP of REIT Equity Research at RBC Capital Markets, formerly Ferris Baker Watts, from 2003 to 2006 and Senior Vice President and founder of the hedge advisory practice at Chatham Financial from 1999 to 2002. Ms. Tirinnanzi serves on the Board of Managers of ICE Mortgage Services, the governing board of MERSCORP Holdings, Inc., and the Board of Directors of ICE Mortgage Technology, Inc., all of which are our subsidiaries. Since 2012, Ms. Tirinnanzi has been a member of the Board of Directors of Community Development Trust, a residential housing REIT and CDFI, and served as Chair of the Audit Committee of the Board of Directors of Community Development Trust from 2013 to 2019. She has a Bachelor of Arts degree in Liberal Arts from Notre Dame University of Maryland and a Master of Science in Business Administration from Johns Hopkins University.

Qualifications

In light of Ms. Tirinnanzi’s knowledge of derivatives markets and related businesses and audit, risk, and governance expertise across financial and mortgage industries, as well as her board service for our subsidiaries, our Board, based upon the recommendation of the Nominating & Corporate Governance Committee, has determined that Ms. Tirinnanzi should be re-elected to our Board.

Intercontinental Exchange Board Committee(s):Audit Committee

Based on the foregoing qualifications, our Nominating & Corporate Governance Committee believes that the directors, individually and collectively, have the skills and experience to effectively oversee and guide our business. Each director has the integrity, business judgment, collegiality and commitment that are among the essential characteristics for membership on our Board of Directors. They also bring highly developed skills in, among other areas, finance, investing, mergers and acquisitions, accounting, financial market regulation, mortgage, public policy, risk, cybersecurity, business operations, organizational and human capital management and leadership. In addition, members of our Board have had a great diversity of experiences and bring to our Board a wide variety of views that strengthen their ability to guide ICE. They have had extensive involvement in international business and deep professional experience across a broad range of industries and global markets. Most have relevant direct experience in the oversight of public companies through their service on our Board and those of other public companies, as well as their current and past senior executive positions.

10    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

STRUCTURE AND ROLE OF OUR BOARD

Meetings and Committees of the Board of Directors

The Board of Directors conducts its business through meetings of the full Board of Directors and through meetings of the committees of the Board of Directors, consisting of an Audit Committee, a Compensation Committee, a Nominating & Corporate Governance Committee and a Risk Committee. The current members of the committees are identified in the table below.

Director	Audit Committee	Compensation Committee	Nominating & Corporate Governance Committee	Risk Committee
Hon. Sharon Y. Bowen				X
Shantella E. Cooper		X		X(Chair)
Duriya M. Farooqui	X
Lord Hague		X	X
Mark F. Mulhern	X	X(Chair)
Thomas E. Noonan			X(Chair)	X
Caroline L. Silver				X
Jeffrey C. Sprecher
Judith A. Sprieser	X(Chair)		X
Martha A. Tirinnanzi	X

In 2022, our Board of Directors held seven meetings, the Audit Committee held six meetings, the Compensation Committee held five meetings, the Nominating & Corporate Governance Committee held four meetings and the Risk Committee held four meetings. In addition, our non-management directors met periodically in executive session without management participation, as required by NYSE listing standards. Mr. Noonan, the non-management lead independent director, presided at these executive sessions.

As a matter of Board policy, it is expected that each director will be available to attend substantially all of the meetings of the Board of Directors and any committees on which the director serves. Each director attended at least 75% of the aggregate number of meetings of the Board of Directors and meetings of the committees of which he or she is a member held during the portion of the last fiscal year during which he or she was a director or committee member.

11    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

STRUCTURE AND ROLE OF BOARD

AUDIT COMMITTEE Members: Judith A. Sprieser* (Chair) Duriya M. Farooqui Mark F. Mulhern* Martha A. Tirinnanzi* * Audit Committee Financial Experts

The Audit Committee is comprised solely of directors who meet the independence requirements of the NYSE and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are financially literate, as required by NYSE rules. At least one member of the Audit Committee qualifies as an audit committee financial expert, as defined by the rules and regulations of the SEC. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities with respect to:

•  the quality and integrity of our financial statements;

•  our compliance with legal and regulatory requirements;

•  our system of internal controls regarding finance, accounting and legal compliance;

•  the independence, qualification and performance of our independent auditors;

•  the performance of our internal audit function; and

•  our auditing, accounting and financial reporting processes.

The Audit Committee is governed by a written Audit Committee Charter, which has been approved by our Board of Directors. The charter is available on our website at www.ir.theice.com under the links “Governance — Governance Overview — Charter of the Audit Committee.” We will also provide a printed copy of the charter to stockholders upon request.

COMPENSATION COMMITTEE Members: Mark F. Mulhern (Chair) Shantella E. Cooper Lord Hague

The Compensation Committee is comprised solely of directors who meet NYSE independence requirements, the requirements for a “Non-employee Director” under the Exchange Act and the requirements for an “outside director” under Section 162(m) of the Code. The Compensation Committee:

•  reviews and approves corporate goals and objectives relevant to the compensation of our executive officers, including our Chief Executive Officer;

•  evaluates our Chief Executive Officer’s performance and sets his compensation based on this evaluation;

•  approves, in consultation with our Chief Executive Officer, the compensation of our officers who are appointed by the Board of Directors;

•  reviews and approves option grants, bonus payments and stock awards to our officers;

•  exercises general oversight of our benefit plans and evaluates any proposed new retirement or benefit plans;

•  receives regular updates from management on pay parity and progress towards increasing diversity; and

•  reviews and approves severance or similar termination payments to former officers.

The Compensation Committee is governed by a written Compensation Committee Charter approved by our Board of Directors. The charter is available on our website at www.ir.theice.com under the links “Governance — Governance Overview — Charter of the Compensation Committee.” We will also provide a printed copy of the charter to stockholders upon request.

12    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

STRUCTURE AND ROLE OF OUR BOARD

NOMINATING & CORPORATE GOVERNANCE COMMITTEE Members: Thomas E. Noonan (Chair) Lord Hague Judith A. Sprieser

The Nominating & Corporate Governance Committee is comprised solely of directors who meet NYSE independence requirements. The Nominating & Corporate Governance Committee assists the Board of Directors in:

•  identifying and attracting highly qualified individuals to serve as directors and establishing criteria for selecting new board members;

•  evaluating and recommending director nominees for the next annual meeting of stockholders;

•  developing and maintaining a set of corporate governance guidelines;

•  reviewing and approving any related-party transactions and potential conflicts of interest with respect to corporate opportunities;

•  oversight of environmental, social and governance, or ESG, initiatives;

•  devising a code of business conduct and ethics for directors, officers and employees;

•  oversight of political contributions policies and political expenditures; and

•  monitoring the Board of Directors’ independence.

The Nominating & Corporate Governance Committee is governed by a written Nominating & Corporate Governance Committee Charter approved by our Board of Directors. The charter is available on our website at www.ir.theice.com under the links “Governance — Governance Overview — Charter of the Nominating and Governance Committee.” We will also provide a printed copy of the charter to stockholders upon request.

RISK COMMITTEE Members: Shantella E. Cooper (Chair) Sharon Y. Bowen Thomas E. Noonan Caroline L. Silver

The Risk Committee is comprised solely of directors who meet NYSE independence requirements. The Risk Committee assists the Board of Directors in fulfilling its oversight of management’s responsibility for ICE’s risk structure and governance in:

•  identifying risks inherent in ICE’s business;

•  developing processes, guidelines, policies and reports for assessing and monitoring risks;

•  overseeing management’s identification and mitigation of cybersecurity and data privacy risk; and

•  organizing and performing ICE’s enterprise risk management function.

The Risk Committee is governed by a written Risk Committee Charter approved by our Board of Directors. The charter is available on our website at www.ir.theice.com under the links “Governance — Governance Overview — Charter of the Risk Committee.” We will also provide a printed copy of the charter to stockholders upon request.

Independent Non-Employee Directors

The Intercontinental Exchange, Inc. Board of Directors Governance Guidelines (the “Governance Guidelines”) were adopted by our Board of Directors. Our Bylaws and Governance Guidelines, which are described below, provide that a majority of our directors must be “independent directors” and specify independence standards consistent with NYSE listing standards. Assuming the re-election of the current directors, all of our directors holding office, with the exception of Mr. Sprecher, will be independent directors. Our Board of Directors, upon the recommendation of the Nominating & Corporate Governance Committee, has determined that each non-management director is independent in accordance with NYSE listing standards, our Bylaws, our Independence Policy of the Board of Directors of Intercontinental Exchange, Inc. (the “Independence Policy”) and our Governance Guidelines, and does not have any relationship that would interfere with the exercise of independent judgment in carrying out his or her responsibilities as a director.

In making their independence determinations, our Board of Directors and the Nominating & Corporate Governance Committee considered transactions, if any, between each non-employee director and ICE and determined that there are no transactions that give rise to any independence issues.

13    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

STRUCTURE AND ROLE OF OUR BOARD

Requirements for Directors

Our Certificate of Incorporation provides that no person who is subject to any statutory disqualification (as defined in Section 3(a)(39) of the Exchange Act) may be permitted to serve as a director on our Board of Directors.

Board Evaluations and Succession Planning

Each year, the members of the Board of Directors and each Board committee conduct a confidential oral assessment of their performance with a member of our legal department. As part of the evaluation process, the Board reviews its overall composition, including director tenure, board leadership structure, diversity and individual skill sets, to ensure it serves the best interests of stockholders and positions the Company for future success. The results of the oral assessments are then summarized and communicated back to the appropriate chairs and our lead independent director. After the evaluations, the Board, committees and management work to improve upon any issues or focus points disclosed during the evaluation process. We believe that conducting these evaluations through a discussion with our Board members leads to more meaningful results that are more likely to result in changes when compared to conducting evaluations through a written process or completion of a questionnaire. As part of the evaluation process, each committee reviews its charter annually.

Our Board is committed to effective board succession planning and refreshment, including having honest and difficult conversations with individual directors as may be deemed necessary. We may have these conversations in connection with ongoing Board self-evaluations, Board refreshment processes, and Nominating & Corporate Governance Committee and Board consideration of the annual slate of Board nominees. As a result of these different processes in the past, directors have decided (for personal or professional reasons) or have been asked (for reasons related to their ongoing contributions to the Board and Company) not to stand for re-election at the next annual meeting of stockholders. It is expected that such refreshment practices will continue in the future.

Nomination of Directors

Our Board of Directors is responsible for approving candidates for board membership and has delegated the screening and recruitment process to the Nominating & Corporate Governance Committee. In furtherance of this process, our Nominating & Corporate Governance Committee and Board of Directors have adopted the Independence Policy and the Nominating & Corporate Governance Committee Charter. The Independence Policy and the Nominating & Corporate Governance Committee Charter do not set specific, minimum qualifications that nominees must meet, but rather specify that each nominee should be evaluated on his or her individual merit taking into account the factors described below.

The Nominating & Corporate Governance Committee seeks to create a Board of Directors that consists of a diverse group of qualified individuals that function effectively as a group. Qualified candidates for director are those who, in the judgment of the Nominating & Corporate Governance Committee, possess strong personal attributes and relevant business experience to assure effective service on our Board of Directors. Personal attributes considered by the Nominating & Corporate Governance Committee when evaluating a board candidate include leadership, integrity, ethics, contributing nature, independence, interpersonal skills and effectiveness. Experience and qualifications considered by the Nominating & Corporate Governance Committee when evaluating a board candidate include financial acumen, general business experience, industry knowledge, diversity, special business experience and expertise in an area relevant to ICE and the interplay of the individual’s experience with the experience of other members of the Board of Directors. When the Nominating & Corporate Governance Committee reviews a potential new candidate, the Nominating & Corporate Governance Committee looks specifically at the candidate’s qualifications in light of the needs of our Board of Directors and ICE at that time given the then-current make-up of our Board of Directors. In the past, the Nominating & Corporate Governance Committee has identified the skill sets needed for new board candidates based on, among other things, the skill set of a departing director, an area of expertise identified through our director evaluation process or expertise needed in connection with the Company’s mergers and acquisitions activities.

Diversity is an important factor in our consideration of potential and incumbent directors. Our Nominating & Corporate Governance Committee considers a number of demographics including, but not limited to, race, gender, ethnicity, culture and nationality in seeking to develop a board that, as a whole, reflects diverse viewpoints, backgrounds, skills, experiences and expertise. When the Nominating & Corporate Governance Committee has conducted recent searches for new directors, including through the use of a third-party recruiting firm, it has focused on pools of qualified directors that have also added additional diversity to the ICE Board and subsidiary boards, when the director candidates’ skill sets qualify them to also serve on a subsidiary board of directors. The Nominating & Corporate Governance Committee considers the same factors in determining whether to re-nominate an incumbent director. Diversity is also considered as part of the annual Board evaluation.

14    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

STRUCTURE AND ROLE OF OUR BOARD

We believe that ICE benefits from having directors with diverse viewpoints, backgrounds, experiences, skill sets and other demographics. As noted above, one of the factors that the Nominating & Corporate Governance Committee considers in identifying and evaluating a potential director is the extent to which the director would add to the diversity of our Board, and the Nominating & Corporate Governance Committee assesses the composition of our Board and how a nominee would enhance that diversity. The Nominating & Corporate Governance Committee uses a variety of methods to identify and evaluate nominees for director. The Nominating & Corporate Governance Committee periodically assesses the appropriate size of the Board of Directors and whether any vacancies on the Board of Directors are expected. In the event that vacancies are anticipated or otherwise arise, the Nominating & Corporate Governance Committee will seek to identify director candidates, subject to the restrictions described below, based on input provided by a number of sources, including: (i) Nominating & Corporate Governance Committee members; (ii) other directors; (iii) management; and (iv) our stockholders. The Nominating & Corporate Governance Committee also has the authority to consult with or retain advisors or search firms to assist in the identification of qualified director candidates and used a search firm in the past to assist in the Board’s desire to increase diversity on the Board of Directors.

Once director candidates have been identified, the Nominating & Corporate Governance Committee will evaluate each candidate in light of his or her qualifications and credentials, and any additional factors that the Nominating & Corporate Governance Committee deems necessary or appropriate, including those set forth above. Qualified prospective candidates will be interviewed by our Chair and Chief Executive Officer and at least one member of the Nominating & Corporate Governance Committee (typically all members of the Nominating & Corporate Governance Committee interview a prospective candidate before the candidate is added to the Board). The full Board of Directors will be kept informed of the candidate’s progress. Using input from such interviews and other information obtained by it, the Nominating & Corporate Governance Committee will evaluate whether a prospective candidate is qualified to serve as a director and, if so qualified, will seek the approval of the full Board of Directors for the nomination of the candidate or the election of such candidate to fill a vacancy on the Board of Directors.

Existing directors who are being considered for re-nomination will be re-evaluated by the Nominating & Corporate Governance Committee based on each director’s satisfaction of the qualifications described above and his or her prior performance as a director. All candidates submitted by stockholders will be evaluated in the same manner as candidates recommended from other sources, provided that the procedures set forth below under Corporate Governance — Structure and Role of Our Board — Stockholder Recommendations for Director Candidates have been followed.

Additionally, our Board of Directors shall nominate for election or re-election as directors only candidates who agree to tender, promptly following the annual meeting at which they are elected or re-elected as a director, irrevocable resignations that will be effective upon (i) the failure to receive the required vote at the next annual meeting at which they stand for re-election, and (ii) acceptance by our Board of Directors of such resignation. Our Board of Directors shall fill director vacancies and newly created directorships only with candidates who agree to tender promptly following their appointment to the Board of Directors the same form of resignation tendered by other directors in accordance with the Governance Guidelines promulgated by our Board of Directors.

All of the current directors recommended for re-election by the stockholders at the 2023 Annual Meeting are current members of the Board of Directors. Based on the Nominating & Corporate Governance Committee’s evaluation of each director’s satisfaction of the qualifications described above and their past performance as directors, the Nominating & Corporate Governance Committee has decided to recommend the directors for re-election and the Board of Directors has approved such recommendation. For the reasons specified in the profile of each director identified above, our Board has concluded that each director should be re-elected to our Board of Directors. The Nominating & Corporate Governance Committee has not received any nominations from stockholders for the 2023 Annual Meeting.

Board Leadership Structure

Our Governance Guidelines provide for (i) the role of the Chair of the Board and Chief Executive Officer to be combined, (ii) a lead independent director, and (iii) strong active independent directors. Under our Bylaws and Governance Guidelines, the Chair of the Board, or our lead independent director if the Chair is unavailable, presides over meetings of the Board of Directors, presides over meetings of stockholders, consults and advises the Board of Directors and its committees on our business and affairs, and performs such other duties as may be assigned by the Board. The Chair of the Board, in consultation with the lead independent director, establishes the agenda for Board of Directors meetings and facilitates constructive and useful communication between management and the Board of Directors. Under our Bylaws and Governance Guidelines, the lead independent director presides over meetings of the Board of Directors at which the Chair is not present, including executive sessions of the non-management directors. The lead independent director, in consultation with the Chair and other Company representatives, reviews and establishes an agenda for Board of Directors meetings and, in consultation with the Chair, facilitates and encourages constructive and useful communication between management and the Board of Directors. We provide agendas to our lead independent director in advance of meetings and solicit input from the lead independent director regarding topics of discussion and agenda items. In March 2022, our independent directors elected Mr. Noonan to serve as the lead independent director effective from May 12, 2022. The position was previously held by Frederic V. Salerno, who had held the position from 2008 to May 2022. The lead independent director presides at all executive sessions of the non-management directors.

15    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

STRUCTURE AND ROLE OF OUR BOARD

Our Chief Executive Officer is in charge of our business affairs, subject to the overall direction and supervision of the Board of Directors and its committees and subject to such powers as reserved by the Board of Directors. Mr. Sprecher serves as both Chair of the Board and Chief Executive Officer, and he is the only member of our management team that serves on the Board of Directors. Our Board of Directors believes that this leadership structure — a combined Chair of the Board and Chief Executive Officer, a lead independent director, active and strong non-employee directors, and committees led and comprised of independent directors — is the most effective structure for us.

Our Board of Directors believes that the Chief Executive Officer is in the best position to most effectively serve as the Chair of the Board for many reasons as he is closest to many facets of our business, including his frequent contact with our customers, regulators and stockholders. In addition, his direct involvement in the strategic and day-to-day management of our business ensures timely communication with the Board of Directors on critical business matters, which is important given the complexity and global nature of our business. Further, much of our business is conducted through our operating subsidiaries, which are overseen by their own boards of directors on which Mr. Sprecher or another senior officer serves. Serving in multiple roles allows Mr. Sprecher to be a primary point of contact for these boards of directors and facilitates effective communication regarding our strategic goals, key issues and topics of importance. The Board of Directors believes this structure has functioned well, produced strong financial and operating results, and effectively balances a highly capable management team with appropriate safeguards and oversight by non-employee directors.

Board Oversight of Strategy

Our Board of Directors is responsible for overseeing the Company’s strategy, and the Board of Directors has in-depth experience in the area of strategy development and insights into the most important issues facing the Company. Overseeing the strategic course of the Company involves a high level of constructive engagement between management and the Board of Directors. Our entire Board of Directors regularly discusses the key priorities of the Company, taking into consideration and adjusting the Company’s long-term strategy with global economic, geopolitical and financial market trends, as well as changes in legislation and regulatory initiatives. Throughout the year and at almost every meeting of the Board of Directors, the Board receives information and updates from management and actively engages with senior leaders with respect to the Company’s strategy, including the strategic plans for its products and services, and the competitive environment in our industry. ICE’s independent directors also hold executive sessions without Company management present, at which strategic decisions and directions are discussed.

Board Oversight of Risk

Our Board of Directors is responsible for overseeing ICE’s risk management process, which includes management of general risks as well as particular risks, such as those relating to cybersecurity, facing our business. The Board of Directors addresses risk management at both the full Board and committee levels. With the assistance of our Audit and Risk Committees, the Board oversees that our assets are properly safeguarded, appropriate financial and other controls are maintained, and our business is conducted prudently and in compliance with applicable laws and regulations and our corporate governance guidelines. The Risk Committee receives presentations on at least a quarterly basis from senior members of the enterprise risk management team and members of senior management on the Company’s operational, business and cybersecurity risks, including the Chief Information Security Officer, and the Chair of the Risk Committee provides reports to the full Board of Directors following such presentations. In this regard, our Board of Directors seeks to understand and oversee critical business risks and does not view the risks facing our business in isolation. While risks are considered in business decision-making and as part of our overall business strategy, the Board of Directors recognizes that it is neither possible nor prudent to eliminate all business risk. Our Board of Directors believes that purposeful and appropriate risk-taking is essential for our business to be competitive on a global basis, to continue to grow and diversify, and to achieve our overall business objectives.

While the Board of Directors oversees ICE’s risk management practices and the performance of the enterprise risk management function, our management team is charged with managing risks. We have adopted internal processes and controls, and have governance committees in place, to identify and manage operational and financial risks, including cybersecurity risks. The Board of Directors, the Audit Committee and the Risk Committee monitor and evaluate the effectiveness of our internal controls and risk management program. Management communicates routinely with the Audit Committee and the Risk Committee on the risks identified and how they are being managed.

Directors may, and often do, communicate directly with senior management on any areas of our business for which they would like additional information.

Our ESG Strategy and Board Oversight of ESG

Our ESG strategy is guided by an ESG Governance Committee made up of senior officials from across the company including the President, Chief Financial Officer, Corporate Risk Officer, Human Resources Officer, Chief Regulatory Officer, General Counsel and Presidents of certain of our businesses. This committee meets quarterly and communicates frequently between meetings to assess our ESG risks and opportunities across the Company. Our ESG efforts are coordinated by our Vice President of Sustainability.

16    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

STRUCTURE AND ROLE OF OUR BOARD

At the Board level, our directors are focused on ESG risks and opportunities at both the full board and on multiple committees. At the committee level, ESG falls under the mandate of the Nominating & Corporate Governance Committee, which is charged with reviewing and assessing the Company’s environmental, social and governance initiatives and making recommendations to the Company to further its ESG goals. The Nominating & Corporate Governance Committee reviews ESG matters at two or more meetings each year. In addition to the mandate of the Nominating & Corporate Governance Committee, certain ESG items are a focus for other committees including climate change at the Risk Committee and human capital management, including diversity and pay parity, at the Compensation Committee. For information on our ESG approach, ESG reporting standards and environmental metrics, see the ESG at ICE section of our website located at www.ice.com/about/corporate-responsibility. The information posted on or accessible through our website is not incorporated into this Form 10-K/A.

Board Oversight of Human Capital Management

The Compensation Committee is responsible for reviewing and monitoring all matters related to human capital management, including talent acquisition and retention, pay parity and diversity. At ICE, our success is driven by highly capable and engaged teams living in healthy and thriving communities. We strive to create an environment that supports employee success and a culture where everyone has a voice in driving innovation. For information on our workforce, diversity and inclusion efforts, career development opportunities and corporate citizenship initiatives, see our latest Sustainability Report located at www.ice.com/about/corporate-responsibility-report. Our latest Sustainability Report also provides detailed reporting on the demographic make-up of our workforce located in the U.S. and U.K. and includes a link to our publicly available EEO-1 statement. The information posted on or accessible through our website, including the Sustainability Report, is not incorporated into this Form 10-K/A.

The Compensation Committee is also responsible for oversight of the following diversity targets that were set by the Company in 2022:

•	Doubling representation of under-represented minorities(1) in our U.S. officer population from 6% to 12% by 2027.

•	Increasing representation of female officers globally from 23% to 30% by 2027.

•	As we work toward these five-year goals, we commit to realizing linear increases.

•	Commitment to including at least two diverse candidates when interviewing for any open officer positions where the Company uses a third-party search firm.

•	Continued focus on increasing diversity throughout all employee ranks as well as in our locations globally.

We plan to publish annual progress on these diversity targets in our annual Sustainability Report each year and review the results with our Compensation Committee.

Board of Directors Governance Guidelines

We have adopted the Governance Guidelines that guide the Board of Directors on matters of corporate governance, including:

•	composition of the Board of Directors;

•	duties and responsibilities of the Board of Directors and the Lead Independent Director;

•	committees of the Board of Directors;

•	leadership, functioning and evaluation of the Board of Directors;

•	director independence, orientation, compensation, education and access to management;

•	access to independent advisors by our Board of Directors;

•	number of public company boards that our directors can serve on; and

•	director compliance with the Global Code of Business Conduct.

(1)

For purposes of the diversity targets, under-represented minorities are defined using the following EEO categories: (i) Black or African American; (ii) Hispanic or Latino; and (iii) American Indian or Alaska Native.

17    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

STRUCTURE AND ROLE OF OUR BOARD

The Governance Guidelines also provide that non-management directors meet in executive sessions without the participation of management at all regularly scheduled meetings of the Board of Directors as deemed necessary and at any other time as necessary to fulfill the Board of Directors’ responsibilities. In addition, the Governance Guidelines also state that if all non-management directors are not independent directors, then the independent directors will meet at least once annually. Our Governance Guidelines require that our directors limit their other directorships of public companies to five. Further, our Governance Guidelines require that employee directors tender their resignation from the Board of Directors coincident with their termination, resignation or retirement as employees.

A copy of the Governance Guidelines is available on our website at www.ir.theice.com under the links “Governance — Governance Overview — Board of Directors Corporate Governance Guidelines.” We will provide a printed copy of the Governance Guidelines to stockholders upon request.

Board Education

For new directors, we provide onboarding materials that are helpful in educating the Board member about our business and operations and our policies and charters. We also have one-on-one meetings with the new director and each of our Chief Financial Officer, a member of the legal department and a member of the compliance team to review information in an informal setting where the director can ask questions in a private session. Our new directors typically serve on the Board for a period of time before joining any committees of the Board of Directors.

We also conduct at least one annual continuing education session with our full Board of Directors. In recent years, we have had experts present to our Board of Directors on various topics and trends, including a detailed review of the Company’s Enterprise Risk Management program, a government affairs update on the presidential administration and Congress in the U.S., a detailed review of ICE’s investor relations activities, ICE’s ESG initiatives and ESG ratings, the mergers and acquisitions landscape in our industry and our Major Incident Response Plan. We also conduct internal training for our directors with respect to business lines or products that may be new or different or areas of emphasis within our operations. Finally, we conduct cybersecurity training sessions for our Board members at least annually.

Stockholder Engagement

We value the views of our stockholders and other stakeholders, and the input that we receive from them is an important part of our corporate governance practices. Through such engagement, we seek to ensure that we are responsive to the priorities of our stockholders and other stakeholders. Throughout 2022, our Chief Executive Officer, Chief Financial Officer, President and other members of the management team met with a significant number of our stockholders and other stakeholders to discuss our strategy, financial and operating performance, capital allocation, environmental and social initiatives, human capital management, Company culture, corporate governance and executive compensation practices and to solicit feedback on these and a variety of other topics.

Over the past few years, we have proactively reached out to our largest stockholders to hold governance engagement meetings. In 2022, we reached out to stockholders representing approximately 46% of our outstanding shares and also held meetings with approximately 10 of our largest stockholders to obtain their views on our performance, board composition, board diversity and refreshment, corporate governance practices, executive compensation program, ESG topics, including carbon reduction disclosures, plans and targets, and stockholder proposals. Following these meetings, the Nominating & Corporate Governance Committee and Compensation Committee, as appropriate, were provided with a report on these engagement meetings with our top stockholders and were provided with the opportunity to discuss and ask questions about investor feedback.

Stockholder Recommendations for Director Candidates

The Nominating & Corporate Governance Committee considers nominees recommended by stockholders as candidates for election to the Board of Directors. A stockholder wishing to nominate a candidate for election to the Board of Directors at an annual meeting, other than through proxy access provisions in our Bylaws, is required to give written notice to our Corporate Secretary of his or her intention to make a nomination. Pursuant to our Bylaws, the notice of nomination must be received not less than 90 days nor more than 120 days prior to the first anniversary date of the annual meeting for the preceding year; provided, however, that if and only if the annual meeting is not scheduled to be held within a period that commences 30 days before and ends 30 days after such anniversary date, the stockholder notice must be given by the later of the close of business on the date 90 days prior to such annual meeting date or the close of business on the tenth day following the date on which the annual meeting is publicly announced or disclosed.

To recommend a nominee, a stockholder should write to the Corporate Secretary, c/o Intercontinental Exchange, Inc., 5660 New Northside Drive, Third Floor, Atlanta, Georgia 30328. Any such recommendation must include:

•	a statement in writing setting forth the name of the person or persons to be nominated;

18    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

STRUCTURE AND ROLE OF OUR BOARD

•	the number and class of all shares of each class of our stock owned of record and beneficially by each such person, as reported to such stockholder by such person;

•	the information regarding each such person required by paragraphs (a), I and (f) of Item 401 of Regulation S-K adopted by the SEC, as amended from time to time;

•	each such person’s signed consent to serve as a director if elected;

•

a statement whether such person, if elected, intends to tender promptly following such person’s election or re-election, an irrevocable resignation effective upon their failure to receive the required vote for re-election at the next meeting for their re-election;

•	such stockholder’s name and address;

•	in the case of a nominee holder, evidence establishing such nominee holder’s indirect ownership of stock and entitlement to vote such stock for the election of directors at the annual meeting; and

•	information disclosing all ownership interests in ICE, including derivatives, hedged positions and other economic and voting interests.

Qualified stockholders can nominate candidates for election to the Board of Directors if such stockholders comply with the requirements contained in our Bylaws within the designated time periods. Under the proxy access provisions of our Bylaws, any stockholder (or group of up to 20 stockholders) owning 3% or more of ICE’s Common Stock continuously for at least three years may nominate up to two individuals or 20% of our Board of Directors, whichever is greater, as director candidates for election to the Board of Directors, and require us to include such nominees in our annual meeting proxy statement if the stockholders and nominees satisfy the requirements contained in our Bylaws. To nominate a nominee pursuant to the Bylaws, a stockholder or group of stockholders must meet the qualifications required by the Bylaws and submit to the Corporate Secretary, c/o Intercontinental Exchange, Inc., 5660 New Northside Drive, Third Floor, Atlanta, Georgia 30328:

•	a Schedule 14N (or any successor form) relating to the nominee, completed and filed with the SEC by the nominating stockholder, in accordance with the applicable rules;

•

a written notice in a form deemed satisfactory by the Board of Directors, of the nomination of such nominee that includes additional information, agreements, representations and warranties as outlined in our Bylaws;

•	an executed agreement, in a form deemed satisfactory by the Board of Directors, pursuant to which the nominating stockholder agrees to certain requirements included in our Bylaws; and

•	an executed agreement, in a form deemed satisfactory by the Board of Directors, by the nominee.

Global Code of Business Conduct and Global Personal Trading Policy

We have adopted the Global Code of Business Conduct, which applies to all of our directors, officers and employees. The Global Code of Business Conduct meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer (who is our Principal Financial Officer) and our Principal Accounting Officer, as well as all other employees, as indicated above. The Global Code of Business Conduct also meets the requirements of a code of conduct under NYSE listing standards. The Global Code of Business Conduct, which includes information regarding our hotline for receiving concerns regarding our financial statements or accounting matters, as well as conflicts of interest and code violations, is available on our website at www.ir.theice.com under the links “Governance — Governance Overview — Global Code of Business Conduct.” We also disclose amendments to the Global Code of Business Conduct that are required to be disclosed on our website. We will provide a printed copy of the Global Code of Business Conduct to stockholders upon request.

In addition, we have trading policies that apply to all employees and directors, which prohibit, among other things, entering into hedging transactions relating to our stock. Specifically, employees and directors are prohibited from (i) engaging in short sales and buying or selling puts or calls or any derivative securities of our stock, and (ii) holding our stock in a margin account or pledging our stock as collateral for a loan.

19    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

STRUCTURE AND ROLE OF OUR BOARD

Communications with the Board of Directors

We have established a process for interested parties to communicate with members of the Board of Directors. If you have any concern, question or complaint regarding any accounting, auditing or internal controls matter, or any issues arising under our Global Code of Business Conduct, or other matters that you wish to communicate to our Board of Directors or non-management directors, you may send these matters in writing to:

Corporate Secretary

Intercontinental Exchange, Inc.

5660 New Northside Drive

Third Floor

Atlanta, GA 30328

You may submit your concern anonymously or confidentially by postal mail. You may also indicate whether you are a stockholder, customer, supplier, or other interested party. Communications are distributed to the Board of Directors, or to any individual directors as appropriate, depending on the facts and circumstances outlined in the communication. Information about our Board of Directors communications policy can be found on our website at www.ir.theice.com under the links “Governance — Governance Overview — Board Communication Policy.”

Political Contributions

Our policies prohibit the use of corporate funds to make contributions to any candidates, political committees or other entities organized primarily for political activities under Section 527 or 501(c)(4) of the Internal Revenue Code, or to any political party that would use the money to support any candidates. Our prohibition on corporate contributions and expenditures extend to the use of Company assets and facilities. Our policies also prohibit direct independent expenditures as defined by the Federal Election Commission (“FEC”). In general, ICE will not offer a candidate the unrestricted use of telephones, office space, staff support, or other Company assets to “facilitate” or support the candidate’s political activities without receiving advance payment from the benefiting campaign. We encourage our employees to participate in the political process as they choose, in the spirit of active citizenship. In doing so, our employees must remain attentive to the rules prohibiting the use of Company resources to support federal candidates and committees. From a governance perspective, our Nominating & Corporate Governance Committee has oversight of our policies on political contributions.

We have a political action committee (the “ICE-PAC”) in the U.S., which is supported entirely by voluntary employee and director contributions. The primary purpose of the ICE-PAC is to complement and support the governmental affairs initiatives of ICE. The goal of the ICE-PAC is to support candidates for office who are supportive of programs and legislation of importance and beneficial to ICE. The ICE-PAC may solicit contributions from executives, directors and employees of ICE and their families. An employee, director or their family member must be a U.S. citizen to contribute to the ICE-PAC. Under federal law, the maximum contribution that an individual may make to the ICE-PAC is $5,000 per year. A statement of organization for the ICE-PAC was filed with the FEC in January 2008 and all expenditures of the PAC are publicly available at www.FEC.gov. funds.

20    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION & ANALYSIS

INTRODUCTION

In this section, we discuss our executive compensation program as it relates to our named executive officers (each, an “NEO”):

Name	Position
Jeffrey C. Sprecher	Chair and Chief Executive Officer
A. Warren Gardiner	Chief Financial Officer
Benjamin R. Jackson	President, Intercontinental Exchange
Lynn C. Martin	President, NYSE Group and Chair, ICE Fixed Income & Data Services
Christopher S. Edmonds	Chief Development Officer

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

•	In our Exchanges segment, we operate regulated marketplaces for the listing, trading and clearing of a broad array of derivatives contracts and financial securities.

•

In our Fixed Income and Data Services segment, we provide fixed income pricing, reference data, indices and execution services as well as global credit default swap, or CDS, clearing and multi-asset class data delivery solutions.

•

In our Mortgage Technology segment, we provide an end-to-end technology platform that offers customers comprehensive, digital workflow tools that aim to address the inefficiencies that exist in the U.S. residential mortgage market.

Our executive compensation philosophy is to link compensation with individual achievement, the Company’s performance, and stockholder value creation. This philosophy manifests itself in the following four primary objectives:

•	attract, retain and reward executive officers capable of achieving our business objectives;

•	offer competitive compensation opportunities that reward individual contribution and Company performance;

•	align the interests of executive officers and stockholders over the long-term; and

•	provide total compensation that is commensurate with the performance achieved and value created for stockholders.

Our executive compensation program offers three distinct direct compensation elements that are consistent with the objectives outlined above:

•

Base salary: A cash base salary enables us to recruit and retain qualified executives by providing regular, stable compensation for their service during the year. We offer base salaries that are competitive with our peers and commensurate with the industry, the experience of the executive and the scope of the role.

•

Annual bonus: Our cash bonus plan is designed to reward the achievement of our annual performance targets, which align with our strategic business priorities. These targets are based primarily on objective and quantitative components, but also include qualitative components for measuring both corporate and individual achievement relative to pre-established objectives.

•

Equity compensation: We use multiple equity vehicles, including stock options and performance stock units (“PSUs”) for our officers, to deliver long-term incentive compensation in a manner that aligns employee interests with the interests of our stockholders, and serves as a retention tool through multi-year vesting schedules.

21    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

COMPENSATION DISCUSSION & ANALYSIS

Financial Performance Highlights

ICE continued to deliver strong annual operating results as evidenced by the following 2022 performance highlights:

•	Seventeenth consecutive year of record revenues, including record financial results each year as a public company;

•	2022 net revenues[1] of $7.3 billion; 2022 GAAP diluted earnings per share (“EPS”) of $2.58 and 2022 adjusted diluted EPS[2] of $5.30, up 5% year-over-year;

•	Record 2022 operating income of $3.6 billion and record adjusted operating income[2] of $4.3 billion, up 4% year-over-year;

•	Record annual operating cash flow of $3.6 billion, and record adjusted free cash flow[2] of over $2.9 billion, up 3% year-over-year;

•	Returned nearly $1.5 billion to stockholders through dividends and share repurchases in 2022, and increased first quarter 2023 quarterly dividend by 11% relative to 2022;

•	Three-year total stockholder return (“TSR”) of 15% (based on stock price increase from $92.55 on December 31, 2019 to $102.59 on December 30, 2022, plus quarterly dividend payments); and

•	Expanded and strengthened markets served and range of data, technology and risk management services through organic growth and strategic acquisitions and investments.

2022 Executive Compensation

2022 Target Direct Compensation

The Compensation Committee, with the help of its independent compensation consultant, reviews the target direct compensation for our NEOs each year. We have historically aimed to set targets for each element of total direct compensation between the median and 75th percentile of our peer group, depending upon factors including the NEO’s experience in his or her respective position, individual performance and impact on the organization, Company performance, retention objectives and internal pay equity considerations. The

[1]	Net revenue figures represent total revenues less transaction-based expenses.
[2]

Adjusted diluted EPS, adjusted operating income, and adjusted free cash flow are non-generally accepted accounting principle (“GAAP”) metrics. Please refer to the section titled “Non-GAAP Measures” in ICE’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 2, 2023, and our earnings supplement at www.ir.theice.com, for the most comparable GAAP metrics, reconciliations to the most comparable GAAP metrics and an explanation why management believes the non-GAAP metrics provide useful information to investors about ICE’s financial condition or results of operations.

22    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

COMPENSATION DISCUSSION & ANALYSIS

The Compensation Committee considers each NEO’s total compensation package when making changes to the individual elements that comprise the NEO’s compensation. For example, if the Compensation Committee makes a change to an officer’s base salary, the Compensation Committee reviews the change in light of the other elements of compensation, including the annual bonus and equity compensation. For 2022, target compensation levels for each of our NEOs were informed by reviews completed in 2021 and 2022.

The table below sets forth the 2022 target direct compensation for our NEOs and its positioning relative to peers.

				Target Total Direct Compensation
Name and Position	Base Salary as of June 1, 2022 ($) (1)	2022 Target Annual Bonus (% of Base Salary) (2)	Target Equity Compensation ($) (3)	($)	Positioning Relative to Peers
Jeffrey C. Sprecher Chair and Chief Executive Officer	$1,250,000	250%	$12,500,000	$16,875,000	75th
A. Warren Gardiner Chief Financial Officer	$600,000	150%	$1,250,000	$2,750,000	25th
Benjamin R. Jackson President, Intercontinental Exchange	$725,000	200%	$3,750,000	$5,925,000	50th - 75th
Lynn C. Martin President, NYSE Group and Chair, ICE Fixed Income & Data Services	$700,000	200%	$2,750,000	$4,850,000	50th
Christopher S. Edmonds Chief Development Officer	$650,000	200%	$1,750,000	$3,700,000	50th

(1)

For Mr. Jackson and Ms. Martin the Compensation Committee determined that no adjustments would be made to base salary. The Compensation Committee increased Mr. Sprecher’s salary from $1,050,000 to $1,250,000 and Mr. Gardiner’s salary from $550,000 to $600,000.

(2)

The Compensation Committee determined that there would be no changes to Messrs. Sprecher’s and Jackson’s target annual bonus percentage for 2022. The Compensation Committee increased Mr. Gardiner’s target annual bonus percentage from 125% to 150% and Ms. Martin’s target annual bonus percentage from 150% to 200% in connection with her appointment to President, NYSE Group and Chair, ICE Fixed Income & Data Services.

(3)

For Messrs. Gardiner and Jackson and Ms. Martin, the Compensation Committee determined there would be no changes to target equity compensation. The Compensation Committee increased Mr. Sprecher’s target equity incentive from $10,750,000 to $12,500,000.

23    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

COMPENSATION DISCUSSION & ANALYSIS

Annual Bonus

Our NEOs participate in the Annual Executive Bonus Plan. Annual bonuses are earned between 0% and 200% of target based on performance measures established at the beginning of each year. Any potential payments are limited according to the terms of the Annual Executive Bonus Plan. Furthermore, the impact of mid-year merger and acquisition activity is excluded from results and cannot be used to meet quantitative financial performance targets established at the beginning of the year.

At the beginning of each year, the Compensation Committee and, as it relates to financial and strategic metrics, the Board of Directors approves Company and individual goals for the year. From these goals, management business objectives (“MBOs”) are established that serve as the performance measures for the annual bonus. At the end of each year, the Compensation Committee evaluates the Annual Executive Bonus Plan funding and awards annual bonus payments to the NEOs based on Company and individual achievement of the pre-established MBOs. The Compensation Committee also determines the overall bonus pool available for our broad-based employee annual bonus plan, based on the same MBO achievement criteria.

MBOs for our executive officers, including our NEOs, are made up of financial measures (90%) and non-financial measures (10%). For purposes of 2022 annual bonuses, the financial measures consisted of revenue performance (weighted 30% of the total annual bonus) and adjusted net income performance (weighted 60% of the total annual bonus). The Compensation Committee and management believe that revenue is the right measure for annual performance given our focus on growth. Adjusted net income, which is weighted more heavily, was chosen as it is tied to our overall profitability. The non-financial performance measures included items such as product launches, strategic management of M&A activity, key technology initiatives, human capital leadership, and leadership development. Determining achievement of the non-financial measures involves a subjective assessment of corporate and individual performance by the Compensation Committee. The Compensation Committee believes that it is appropriate to use some subjective assessments as part of the annual bonus determination in light of ICE’s growth, its rapidly evolving industry, the existence of few direct peer companies and the challenges inherent in establishing objective and strictly budget-based goals in a dynamic environment.

The Compensation Committee strives to set the performance targets for the annual bonus plan at levels that are challenging but achievable, to encourage and reward outstanding corporate performance. The payouts are leveraged to provide higher payments in years of exceptional performance and lower payments in years where performance is below the target level. For 2022, our target goals for revenue and adjusted net income represented an approximately 3.4% and 4.2% increase, respectively, over 2021 actual results, which the Compensation Committee believes were properly challenging given the economic and competitive conditions that ICE faced.

24    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

COMPENSATION DISCUSSION & ANALYSIS

In December 2022 and January 2023, the Compensation Committee reviewed ICE’s performance and determined that the 2022 financial performance MBOs were achieved as follows:

Financial Metric	2022 Goal	2022 Actual*	2022 Actual Compared to 2022 Goal
Net Revenues (weighted 30%)	$7,419 Million	$7,292 Million	98%
Adj. Consolidated Net Income Attributable to ICE (weighted 60%)	$3,069 Million	$2,974 Million	97%

*

The 2022 actual adjusted consolidated net income attributable to ICE is equal to the adjusted consolidated net income attributable to ICE included in ICE’s most recent Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 2, 2023.

The above weighted financial performance achievement accounts for 90% of the overall annual bonus determination. Based the factors and accomplishments, noted below, the Compensation Committee determined that the NEOs achieved their 2022 non-financial performance MBOs at target (100%), which accounts for 10% of the overall annual bonus determination. Upon evaluating both the financial and non-financial performance, the Compensation Committee determined the final overall 2022 annual bonus achievement to be 97% of target.

In determining achievement of the 2022 non-financial performance MBOs, the Compensation Committee considered the following individual contributions:

•

Mr. Sprecher: successfully executed opportunistic and financially attractive M&A and strategic partnerships with the acquisitions of risQ, essDocs and Urgentum forming important building blocks to our growing ESG business and new markets; developed and established a clear succession plan for the company’s key officer level positions; continued to develop the role of human capital management and engagement with employees with respect to leading the business and culture; including making progress on promoting greater diversity and conducting our bi-annual employee survey; supported the development and launch of ‘One Brand, One Company Campaign’, with all Marketing and Communications content built on the new platform to enhance our brand and image; supported the development of Communications material designed to tell the stories of our clients and increase their macro exposure in a positive manner; delivered an increase in coordinated messaging through the use of our new branding platform, partnerships and paid/non-paid outlets to reach the largest group of stakeholders in the Company’s history; built a more cohesive strategy across ICE’s businesses and focused on opportunities to deliver market- and regulatory-driven ESG solutions; achieved and continues to support full global regulatory compliance.

•

Mr. Gardiner: executed strategic plan based on Board approved goals; continued to model ICE’s approach to global risk, legal, audit, compliance and culture issues; continued to act as a senior Company voice to both employees and key external constituents by participating in town halls and employee development events, while also handling the majority of investor interactions; strengthened overall Company controls through a revamp of Internal Audit risk assessment processes; supported Company’s strategic investments and managed the tax implications of integration/restructuring efforts and various product launches; managed and optimized the Company’s capital structure to support debt management, shareholder returns and strategic investments; improved transparency into financial performance of the business; supported and facilitated the Company’s Board, Audit, and Risk meetings.

•

Mr. Jackson: scaled platforms to handle rise in message and transaction volumes due to market volatility; mitigated technology obsolescence risk by migrating out of legacy technologies; leadership in identifying revenue and cost saving opportunities by leveraging new technology and third-party products; leadership in refining toolsets and processes leading to more predictable, high-quality software development cycles; advanced the growth of high-performance technology teams in lower-cost locations; delivered significant improvements in system quality providing enhanced identification and remediation of issues; improved transparency into key IT/Ops projects within corporate governance committees; integrated IMT into ICE communication, collaborate and workflow tools and procedures; managed the CRO’s implementation and execution of the Company’s Enterprise Risk Management program; outperformed in cybersecurity audits and penetration tests in service of maintaining positive relationships with key stakeholders and avoiding negative impact to business agility and growth as the result of enhanced cybersecurity.

•

Ms. Martin: significant progress in recruiting talent into key leadership roles at NYSE; creation of NYSE Institute to show our global capital markets thought leadership; outstanding transfer performance; leadership on continued growth and development of data services business, including growth in IGN, Derivatives, Desktops, and ICE Bonds.

•

Mr. Edmonds: successfully launched the ICE Risk Model 2.0 for Equity Index Derivatives and Rate-Lock Futures; developed and received approval from the Bank of England and the European Securities and Markets Authority to submit the ICE Risk Model 2.0 application for ICE Clear Europe covering additional products; maintained positive relationships with regulators; continued to provide thought leadership across the clearing landscape; significant leadership across marketing and communications initiatives.

25    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

COMPENSATION DISCUSSION & ANALYSIS

Based on the performance and considerations described above, the following annual bonus awards for fiscal year 2022 were approved by the Compensation Committee:

Name and Position	2022 Annual Bonus
Jeffrey C. Sprecher Chair and Chief Executive Officer	$3,031,250 (97% of target	)
A. Warren Gardiner Chief Financial Officer	$873,000 (97% of target	)
Benjamin R. Jackson President, Intercontinental Exchange	$1,406,500 (97% of target	)
Lynn C. Martin President, NYSE Group and Chair, ICE Fixed Income & Data Services	$1,358,000 (97% of target	)
Christopher S. Edmonds Chief Development Officer	$1,261,000 (97% of target	)

All annual bonus awards for the NEOs were paid in cash in February 2023 and are included in the “Non-Equity Incentive Plan Compensation” column in the 2022 Summary Compensation Table.

As noted above, the Compensation Committee seeks to set annual bonus performance targets at levels that are challenging, but achievable. Based on our history of achievement under the Annual Executive Bonus Plan, we believe that we have succeeded in setting targets that represent stretch but achievable goals. As illustrated by the below chart, we have performed close to the target level in each of the last five years notwithstanding the fact that we experienced a significant amount of growth during the five-year period, which further illustrates the stretch built into each year’s target goals.

Overall Bonus Achievement Versus Goal as a % of Target

2022	2021	2020	2019	2018
97%	108%	103%	98%	102%

2023 Annual Bonus Award Structure

For purposes of the 2023 Annual Executive Bonus Plan, the Company will utilize the same financial measures and weightings as used in 2022. With regard to specific performance goals for 2023, we note that because the Company does not provide detailed revenue or earnings guidance, the specific 2023 financial goals are not detailed in this Form 10-K/A. We will publish the 2023 targets and the corresponding achievement in our 2024 Proxy Statement filing. Please refer to our Investor Relations website at www.ir.theice.com for publicly available information related to our financial performance.

Equity Compensation

The Compensation Committee believes that equity awards are an effective vehicle to align the interests of executive officers with those of our stockholders, serve as a retention tool through multi-year vesting schedules and discourage employees from taking inappropriate business risks. ICE is sensitive to the concerns of its stockholders regarding the potential dilutive impact of equity awards, and also takes into account the relevant accounting and tax impact of all potential forms of equity awards in designing its grants. Additionally, when determining the form in which to deliver equity compensation, the Compensation Committee seeks to maintain a focus on both growth and financial performance.

26    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

COMPENSATION DISCUSSION & ANALYSIS

For purposes of 2022 equity awards, the Compensation Committee determined it was appropriate to continue to award equity compensation in the form of PSUs subject to a one-year EBITDA* performance measure (the “EBITDA-based PSUs”), PSUs tied to our three-year TSR performance against the S&P 500 (the “TSR-based PSUs”) and stock options. The portion of the award delivered by 3-year cliff vesting TSR-PSUs was 40% of the total award, the portion of the award delivered via EBITDA-PSUs was 40% of the total award and the remaining 20% of the award was delivered in the form of stock options.

Stock Options

We chose stock options as a means of linking a portion of the long-term incentive (“LTI”) awards for our most senior executives directly to the Company’s stock price growth and performance. For the 2022 award, the Compensation Committee determined that the options would vest ratably over a period of three years following the grant date. The Compensation Committee believes the use of stock options is appropriate given the Company’s continued positioning as a growth company.

TSR-based PSUs

We introduced TSR-based PSUs in 2017 as a means of creating a stronger link between long-term stockholder value creation and executive rewards, granting 20% of LTI awards to our NEOs through this vehicle in both 2017 and 2018 and 30% of LTI in TSR-based PSUs to our NEOs in both 2019 and 2020. In 2021, we increased the weighting of TSR-based PSUs to 40% and decreased the weighting of EBITDA-based PSUs to 40% (from 50%), of each NEOs target annual LTI award value to place additional emphasis on multi-year performance and maintained that weighting for delivery of 2022 awards. As illustrated below, the number of shares ultimately earned under these PSUs will vary based on the Company’s cumulative TSR performance over the three-year period relative to that of the S&P 500.

	Threshold Performance	Target Performance	Maximum Performance
Company 3-Year TSR relative to S&P 500 3-Year TSR	25th percentile	50th percentile	75th percentile
PSUs earned (as % of target)	50%	100%	200%

The 2022 TSR-based PSU awards will cliff vest in February 2025 upon the Compensation Committee’s determination of performance achievement. For TSR-PSU grants for which the performance period has been completed, results are noted below.

	2020 Award	2019 Award	2018 Award
Performance Period	1/1/2020 - 12/31/2022	1/1/2019 - 12/31/2021	1/1/2018 - 12/31/2020
Company Actual 3-Year TSR relative to S&P 500 3-Year TSR	40th percentile	59th percentile	78th percentile
PSUs earned (as % of target)	80%	137%	200%

*

EBITDA is “earnings before interest and other non-operating income and expense, taxes, depreciation and amortization,” which is a non-GAAP financial measure. EBITDA serves as a performance target for ICE.

27    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

COMPENSATION DISCUSSION & ANALYSIS

EBITDA-based PSUs

We chose EBITDA-based PSUs as a means of rewarding senior executives for delivering on important pre-established financial performance goals. The Compensation Committee continues to believe that EBITDA is a very strong indicator of Company performance and stockholder value, and it is the most prominent measure evaluated when determining the financial impact of actual and/or potential acquisitions. The Compensation Committee determined that a one-year performance period was appropriate again in 2022 for this portion of the long-term incentive awards because of the Company’s continued growth trajectory due, in part, to our acquisitive nature. The Compensation Committee determined that as a growth company that is continually developing new products and services and entering new markets, the one-year measure provides the Compensation Committee the opportunity to reset targeted EBITDA performance each year to account for the impact and financial expectations of new products, services, markets and acquisitions.

The EBITDA-based PSUs were subject to ICE’s 2022 EBITDA performance as well as a stock market condition that could have reduced the number of shares that were earned above target based on ICE’s 2022 TSR as compared to the S&P 500 index. The number of shares that could have been earned based on ICE’s 2022 EBITDA performance ranged from 0% for performance below the threshold performance, 50% of the target award for performance at the threshold (85% of the EBITDA goal), 100% of the target award for performance at the target (100% of the EBITDA goal) and 200% of the target award for performance at the maximum (113% of the EBITDA goal) performance level. EBITDA results excluded the impact of mid-year M&A activity, which could not be used to meet EBITDA performance targets. In the event ICE achieved above-target EBITDA performance, the stock market condition would have reduced the number of shares earned above target by 10 percentage points if ICE’s 2022 TSR was below the S&P 500 index’s 2022 TSR by 10% or less, or reduced such shares by 20 percentage points if ICE’s 2022 TSR was below the S&P 500 index’s 2022 TSR by more than 10%. The table below illustrates the number of PSUs earned based on EBITDA performance and the impact of the stock market condition. Earned awards vest in three equal annual installments beginning in February 2023.

	Threshold Performance (85% of goal)	Target Performance (100% of goal)	Maximum Performance (113% of goal)
2022 Consolidated EBITDA	$4,137 Million	$4,867 Million	$5,499 Million
Greater than or equal to S&P 500 Index 2022 TSR	50%	100%	200%
Below S&P 500 Index 2022 TSR by 10% or less			190%
Below S&P 500 Index 2022 TSR by greater than 10%			180%

The following equity awards were granted to the NEOs on February 4, 2022:

Name and Position	Stock Options (1) (#)	TSR- Based PSUs (# at target)	EBITDA- Based PSUs (# at target)
Jeffrey C. Sprecher Chair and Chief Executive Officer	88,699	38,532	38,532
A. Warren Gardiner Chief Financial Officer	8,869	3,853	3,853
Benjamin R. Jackson President, Intercontinental Exchange	26,609	11,559	11,559
Lynn C. Martin President, NYSE Group and Chair, ICE Fixed Income & Data Services	19,513	8,477	8,477
Christopher S. Edmonds (2) Chief Development Officer	12,417	5,394	5,394

(1)	The stock options were granted with a strike price of $129.76, which was the closing price of our Common Stock on the grant date, February 4, 2022.
(2)	Additionally, Mr. Edmonds received an award of 3,052 RSUs on May 13, 2022 to recognize his expanded role of Chief Development Officer.

28    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

COMPENSATION DISCUSSION & ANALYSIS

At a meeting in January 2023, the Compensation Committee determined that ICE’s EBITDA performance for 2022 was approximately 97.8% of target, as illustrated below.

Financial Metric	2022 Goal	2022 Actual*	2022 Actual Compared to 2022 Goal
Consolidated EBITDA	$4,867 Million	$4,760 Million	97.8%

*

The 2022 actual consolidated EBITDA is equal to earnings before interest, taxes, depreciation, and amortization adjusted for the non-GAAP measures described in ICE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on February 2, 2023.

Because ICE’s 2022 EBITDA performance was below target, as detailed above, ICE’s 2022 TSR relative to that of the S&P 500 was not a relevant factor in determining performance for share vesting purposes. Accordingly, each NEO earned 92.7% of EBITDA-based PSUs set forth in the table above. The first tranche (1/3) of shares earned pursuant to 2022 EBITDA-based PSUs vested on February 13, 2023. Subject to continued employment, the second and third tranches of shares earned are scheduled to vest in equal portions in February 2024 and February 2025. We do not pay any dividends or dividend equivalents on unearned PSUs.

As with the Company’s approach to annual bonuses, the Compensation Committee seeks to set equity compensation performance goals at challenging, but achievable, levels. Based on our history of achievement with respect to EBITDA-based PSUs, we believe that we have succeeded in setting targets that challenge our NEOs, and reward exceptional performance. As illustrated in the below chart, we have performed close to the target level in most of the last five years notwithstanding the fact that we experienced a significant amount of growth during the five-year period, further illustrating the “stretch” built into each year’s target goals.

	2022	2021	2020	2019	2018
Overall EBITDA Achievement as a % of Target	97.8%	106.5%	103.6%	98.2%	101.6%
TSR Adjustment (if EBITDA Performance is Above Target)	Not Applicable	-20% of the over-target amount	None (ICE TSR Exceeded S&P 500 TSR)	Not Applicable	None (ICE TSR Exceeded S&P 500 TSR)
Resulting % of Target Shares Earned	92.7%	140.0%	127.7%	94.0%	112.3%

Equity awards for all officers are approved by the Compensation Committee. ICE management is not authorized to approve equity awards for officer-level employees and does not have the discretion or authority to govern the timing of equity awards. In 2022, no equity awards for officers were approved outside of a Compensation Committee meeting. ICE uses the closing price of its Common Stock on the NYSE on the grant date for purposes of establishing the strike price of stock options and for accounting purposes of other equity awards. ICE has not issued stock options with an exercise price below the fair market value of its Common Stock on the grant date.

One-Time Restricted Stock Award to Christopher Edmonds

In May 2022, to recognize Mr. Edmonds for his assumption of the role of Chief Development Officer, the Compensation Committee approved a RSU award to Mr. Edmonds with a grant date value of approximately $300,000, with a three-year, pro-rata vesting schedule.

2023 Equity Award Structure

As noted above, beginning in 2017, the Company introduced the TSR-based PSU award as 20% of that year’s overall equity award, and reduced the portion delivered by the EBITDA-based PSU award (with its one-year performance period), in order to introduce a longer performance period to the Company’s equity awards. The same mix was utilized for the 2018 equity award.

In 2019, the portion of the award delivered via TSR-based PSUs was increased to 30% and the use of EBITDA-based PSUs was decreased again. The same mix was utilized for the 2020 equity award.

In 2021, the Compensation Committee determined that it would be appropriate to continue to heighten the emphasis on a multi-year performance measure by increasing the weighting of the TSR-based PSU award to 40% of the total equity award, and to reduce the use of EBITDA-based PSUs again such that our overall equity award granted to our NEOs in early February 2021 was 40% TSR-based PSUs, 40% EBITDA-based PSUs and 20% through stock options. The same mix was utilized for the 2022 equity award.

For the 2023 equity award, the Company was considering the introduction of a performance award that utilizes an internal performance measure with a three-year performance period, with the aim to continue to de-emphasize awards with a one-year performance period. Given the announced acquisition of Black Knight, Inc. had not yet closed, the Company decided to wait until the transaction closes before establishing a new award, and setting a three-year target, of that nature. Therefore, for the 2023 equity award, the Company used the same mix of devices as used in 2022.

29    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

COMPENSATION DISCUSSION & ANALYSIS

For the 2024 equity award, we anticipate that we will introduce a performance award that utilizes an internal performance measure with a three-year performance period, and further de-emphasize awards with a one-year performance period.

With regard to the specific performance goals for purposes of the 2023 EBITDA-based PSU award, we note that because the Company does not provide detailed revenue or earnings guidance, the specific 2023 EBITDA goal is not detailed in this filing. As we have done in this filing with respect to the 2022 award, we will publish the 2023 EBITDA target for our 2023 PSU awards and the corresponding achievement in our 2024 Proxy Statement filing.

Please refer to our Investor Relations website at www.ir.theice.com for publicly available information related to our financial performance.

Other Compensation and Benefits

Perquisites

ICE provides medical insurance, life and disability insurance and other benefits to executives that are generally available to other employees. For certain grandfathered U.S. executive officers, including Messrs. Jackson and Edmonds, ICE provides an enhanced term life insurance benefit (calculated at five times salary less $100,000) and a supplemental disability insurance benefit that is designed to approximate the total benefit level (60% of eligible compensation) that cannot be provided pursuant to the limits in our group disability plans ($10,000 per month). Our contributions to these benefits programs are included in the 2022 All Other Compensation section of the 2022 Summary Compensation Table below. Our Compensation Committee has approved a Corporate Aircraft Policy, which, among other things, includes an authorization of up to $75,000 of incremental cost per year to ICE for personal use of company-owned or leased aircraft by Mr. Sprecher and $50,000 by Messrs. Gardiner, Jackson, Edmonds and Ms. Martin. In 2022, Messrs. Sprecher, Gardiner and Edmonds and Ms. Martin did not use any of the amount allocated to them under the Corporate Aircraft Policy. Mr. Jackson had $44,490 of unreimbursed cost for personal use of company-owned aircraft, which is reported in the 2022 Summary Compensation Table and the 2022 All Other Compensation Table.

There were no other perquisites provided to any of our executive officers in 2022 that would require disclosure in the 2022 Summary Compensation Table.

Retirement Plans

We provide retirement benefits to U.S. corporate officers through a 401(k) retirement plan on the same terms and conditions as those offered to all ICE employees. Generally, in 2022, we provided an immediately vested matching contribution of 100% of the first 6% of employee deferrals of eligible compensation to all participants in the plan, subject to Internal Revenue Service limits ($305,000 per individual in 2022). We do not offer an active defined benefit pension plan or any other form of active supplemental executive retirement plan.

2022 “Say-on-Pay” Vote Result and Stockholder Engagement

At our 2022 Annual Meeting of Stockholders held on May 13, 2022, 88% of stockholders voted to approve the non-binding advisory vote on executive compensation, which the Compensation Committee considered to be a general endorsement of our executive compensation program. In addition to seeking stockholder feedback through our “say-on-pay” votes, we held meetings with some of our largest stockholders to obtain their views on our executive compensation program and governance matters as described above under Structure and Role of Our Board — Stockholder Engagement. The Compensation Committee will continue to review our executive compensation program as well as consider stockholder input and consider the outcome of our “say-on-pay” votes when making future compensation decisions for our NEOs.

Compensation Practices

We do not maintain formal targets for the allocation of total compensation through each compensation element. We strive to maintain a low fixed-cost compensation structure (i.e., base salary, benefits and perquisites) and to deliver the majority of value through variable pay elements (i.e., annual bonus and performance-based equity compensation). We have maintained this “pay for performance” orientation since our founding and believe it is an important element of our entrepreneurial culture.

30    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

COMPENSATION DISCUSSION & ANALYSIS

Based on a review by Compensation Advisory Partners (“CAP”), the Compensation Committee’s independent compensation consultant, our mix of compensation continues to emphasize variable incentive compensation, rather than fixed compensation, to a degree that is consistent with our peers. This focus on variable incentive compensation is consistent with the Compensation Committee’s emphasis on performance-based awards for officers and our compensation philosophy.

We believe that our mix of cash/non-cash and short-term/long-term incentives provides an appropriate balance between our longer-term business objectives and shorter-term retention and competitive needs. We also believe that providing the majority of our NEOs’ compensation in the form of long-term incentive awards, when combined with our clawback policy and stock ownership requirements, each discussed below, has the additional benefit of discouraging employees from taking inappropriate risks.

Compensation Committee Role

Our Compensation Committee is responsible for designing, administering and implementing our executive compensation programs. The Compensation Committee is composed of three directors and each of the three directors is a “non-employee director,” as defined in Rule 16b-3 promulgated under the Exchange Act. The Compensation Committee determines the type and level of compensation for executive officers (generally defined as Section 16 officers under the Exchange Act, but the Compensation Committee has historically included all corporate officers under this definition), reviews the performance of the Chief Executive Officer, and oversees the administration of ICE’s Annual Executive Bonus Plan, ICE’s broad-based employee annual bonus plan and all of ICE’s equity compensation plans. The Compensation Committee Charter, which is periodically reviewed and revised by the Compensation Committee and the Board of Directors, outlines the specific responsibilities of the Compensation Committee. For a copy of the Compensation Committee Charter, please refer to our Governance and Charter Documents provided on our website at https://ir.theice.com/governance/governance-overview.

Our Annual Review Process

The Compensation Committee reviews our executive compensation programs and practices each year with the help of its independent compensation consultant, CAP. Reviews were completed in both 2021 and 2022 that informed decision-making for 2022 compensation levels. Generally, the 2021 review informed decision-making regarding the target value for 2022 equity awards granted in February 2022, and the 2022 review informed decision making regarding 2022 salary adjustments as well as target 2022 annual incentive opportunities. The next review will be completed in 2023.

In setting target direct compensation levels for each NEO, the Compensation Committee reviews an analysis of individual compensation levels prepared by CAP that reports compensation paid to the NEO and compares base salary, total cash compensation (base salary plus annual bonus) and total direct compensation (total cash compensation plus equity compensation) against relevant market data, including peer group data.

For Mr. Sprecher, our Chief Executive Officer, the Compensation Committee determines individual performance and conducts an annual review of his salary, bonuses and equity awards. For other NEOs, Mr. Sprecher provides input to the Compensation Committee regarding his views on the performance of these other officers during the Compensation Committee’s annual review of salary, bonuses and equity awards.

In addition to examining market data on individual positions, the Compensation Committee also focuses on the “total cost of management,” which is an aggregation of total direct annual compensation for the NEOs, excluding any special one-time awards. Based on the analysis prepared in 2022 by CAP, our “total cost of management” is at the 25th percentile of the peer group.

Role of Compensation Consultant

During 2022, the Compensation Committee retained CAP, to advise the Compensation Committee on executive compensation matters. The information provided by CAP in 2022 included: competitive salary, bonus and equity data for certain positions within ICE and a benchmarking analysis against our peers. In addition, CAP helped analyze our bonus and equity programs, provided advice regarding the selection of our peer group, provided updates to the Compensation Committee on trends and regulatory developments, analyzed director compensation and assisted in the review of our compensation plans to determine if the arrangements incented inappropriate risk taking.

31    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

COMPENSATION DISCUSSION & ANALYSIS

The NEOs have not participated in the selection of CAP or any other compensation consultant in connection with advice regarding executive and director compensation matters. A representative from the compensation consultant attends most Compensation Committee meetings and is available between meetings as a resource for the Compensation Committee and management. The Compensation Committee determines in its sole discretion which compensation consultant to retain for various services, and the consultant reports directly to the Compensation Committee. Use of a particular consulting firm by the Compensation Committee does not preclude management from hiring the same consulting firm. In 2022, CAP did not provide any other services to ICE. In compliance with the SEC and NYSE requirements regarding the independence of compensation consultants, CAP provided the Compensation Committee with a letter addressing each of the six independence factors. The Compensation Committee concluded that their responses affirm the independence of the firm and its partners, consultants, and employees who service the Compensation Committee on executive compensation matters and governance issues.

Compensation Peer Group

The Compensation Committee utilizes a peer group to assess ICE’s executive compensation program. ICE’s peer group includes comparable financial exchanges, financial services data providers, technology companies and other related companies based on metrics such as revenue and market capitalization. The peer group is reviewed annually by the Compensation Committee, with assistance and recommendations from its independent compensation consultant, and adjustments are made that may be deemed appropriate. The Compensation Committee reviews annually the executive pay practices of these peer companies as reported in industry surveys, public filings and reports from compensation consulting firms. This information is considered when making recommendations for ICE’s compensation programs and practices.

The 2022 peer group was the same as the 2021 peer group, comprised of the following companies:

CME Group, Inc.	IHS Markit	Nasdaq Inc.

Deutsche Börse AG	London Stock Exchange	Northern Trust Corp.

Fidelity National Information Services Inc.	Mastercard, Inc.	S&P Global Inc.

Fiserv Inc.	Moody’s Corp.	Salesforce.com Inc.

Global Payments Inc.	MSCI Inc.	State Street Corp.

Hong Kong Exchanges and Clearing Limited

Risk Assessment with Respect to Compensation

The Compensation Committee, with the assistance of its independent compensation consultant and management, has completed a review of compensation policies and programs, including those not applicable to NEOs, and does not believe there are circumstances where the risks arising from these policies or programs are reasonably likely to have a material adverse effect on ICE. The review examined the balance of fixed and variable elements of compensation, mix of cash and non-cash components and focus on both annual and longer-term operational and financial performance alignment with stockholder interests. Moreover, our compensation program design incorporates certain structural features that align our executives’, including our NEOs’, financial incentives with those of our stockholders and mitigate inappropriate risk-taking. These features include a clawback policy, stock ownership requirements, and a total compensation mix weighted in favor of long-term, equity-based awards. The Compensation Committee continues to monitor the risk exposure of our compensation policies and programs.

Clawback Policy

We have adopted a compensation recoupment, or “clawback” policy, to permit ICE to seek recovery of performance-based incentive awards in the event of certain financial statement restatements. The clawback policy states:

It is ICE’s policy that if ICE’s financial statements are required to be restated due to intentional misconduct and/or fraud, the Compensation Committee will, when deemed appropriate in its discretion, direct that ICE seek to recover all or a portion of any affected award made to officers who have engaged in the intentional misconduct and/or fraud that caused the need for the restatement with respect to any fiscal period of ICE. An “affected award” includes any cash or equity-based bonus or incentive compensation payment awarded or given to the employee after the effective date of this policy, and the net proceeds of any stock options exercised after the effective date of this policy, that were advantaged by the filing of the financial statements that were required to be restated.

32    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

COMPENSATION DISCUSSION & ANALYSIS

The amount to be recovered from such individual shall be the estimated amount up to which the affected award exceeded the amount that would have been paid to (or received by) the employee had ICE’s financial statements been properly stated. The Compensation Committee has the authority to determine an appropriate recovery amount, if any, under the circumstances, and whether to initiate or continue pursuing a recovery, based upon factors consistent with the Compensation Committee’s exercise of its fiduciary duties and the Compensation Committee’s good faith reliance upon information, opinions or advice from professional advisors, consultants or experts.

The Company will implement a revised clawback policy regarding accounting restatements to comply with the SEC’s adoption of new rules to implement Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 once such final rule is implemented by NYSE.

As further referenced under “Employment Agreements and Other Factors Affecting 2022 Compensation—Termination for Cause or Executive Resignation Other than for Good Reason”—when executives are terminated for Cause, all outstanding unvested equity is forfeited upon termination.

Termination of Employment and Change of Control Payments

We have entered into employment agreements with each of our NEOs that provide benefits upon certain employment terminations, including certain terminations in connection with a “Change in Control” of ICE. The terms of these employment agreements are discussed in more detail below under the heading “Employment Agreements and Other Factors Affecting 2022 Compensation”. The Compensation Committee believes that employment agreements with termination and certain Change in Control protections are appropriate and necessary to attract and retain executive level talent and to mitigate uncertainty and distraction of our management team in the event that the employment of any of our NEOs terminates. The Compensation Committee intends that the terms of NEO employment agreements be consistent with market practice, as adjusted to take into account our unique business considerations, and the Compensation Committee periodically reviews the terms of our NEOs’ employment agreements, including in comparison to market practice. The employment agreements with our NEOs do not include any Code Section 280G “golden parachute” excise tax gross-up provisions.

The Change in Control protections for NEOs require a “double-trigger” before a payment is provided, meaning that in the context of a Change in Control of the Company, the executive officer’s employment must be involuntarily terminated before any severance is paid. The Compensation Committee opted for “double-trigger” arrangements, rather than providing for payments solely on the basis of a Change in Control, because the Compensation Committee believes this to be more consistent with market practice and with our goal of encouraging our NEO’s continued employment following a Change in Control. Furthermore, the Change in Control provisions provide significant retention value with respect to our NEOs.

Stock Ownership Policy, Retention Recommendations and Anti-Hedging and Anti-Pledging Policy

Stock Ownership Policy

The Compensation Committee believes that it is in the best interests of stockholders for ICE’s executives and directors to own a significant amount of ICE Common Stock because a meaningful direct ownership stake by our executives and directors signals to our other investors and stockholders, and also helps facilitate, a strong alignment of interests and commitment to ICE’s success, while simultaneously providing a structural mechanism to discourage our executives from taking inappropriate business risks. Accordingly, ICE’s Stock Ownership Policy is applicable to ICE officers (including all of the NEOs, but excluding officers for whom a significant portion of their compensation is commission-based or who work in a jurisdiction where ICE does not typically grant equity awards) and directors, and requires the following level of ownership (expressed as a multiple of base salary for executives and a multiple of annual cash retainer for directors):

Position	Ownership Multiple Policy Requirement	Average Stock Ownership Multiple*
Chief Executive Officer	10 times base salary	397 times (Sprecher)
Named Executive Officers (other than CEO)	4 times base salary	9 times (Gardiner/Jackson/Martin/Edmonds)
C-Level Executives and Senior Vice Presidents (non-NEOs)	2 times base salary	All in compliance
Vice Presidents	1 times base salary	All in compliance
Members of the Board of Directors of ICE	5 times annual cash retainer	All in compliance

*	As defined in the Stock Ownership Policy and summarized below as of December 30, 2022. New officers and directors have five years to comply with the ownership requirements.

33    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

COMPENSATION DISCUSSION & ANALYSIS

In establishing the ownership multiple, the Compensation Committee considered information about ownership multiples at its peer companies, recommendations from its independent compensation consultant and third-party groups such as Institutional Shareholder Services (ISS). “Ownership,” for purposes of this Stock Ownership Policy, includes: (i) shares of ICE Common Stock that are owned outright (including those held by a spouse or dependent children), (ii) vested “in-the-money” stock options and (iii) unvested restricted stock and RSUs that are not subject to any performance-based vesting metric. All unvested stock options, “underwater” stock options and unearned performance-based equity awards (including EBITDA-based PSUs and TSR-based PSUs) do not count towards the ownership targets. A newly appointed corporate officer, or newly elected director, will have five and three years, respectively, from his or her date of hire or appointment as an officer or director to comply with this Stock Ownership Policy. The Compensation Committee will monitor the ownership levels of such executives and directors during this transition period.

The Compensation Committee monitors the stock ownership levels of our officers and directors on at least an annual basis. In the event of a corporate officer or director’s noncompliance with ICE’s stock ownership policy, the Compensation Committee will review the facts and circumstances regarding the noncompliance and will use its discretion in determining the appropriate corrective actions and/or penalties. Such corrective actions and penalties include, but are not limited to, instructing the officer or director to buy shares of our Common Stock in the open market to comply with the Stock Ownership Policy, reducing or eliminating future equity grants to the officer or director until they comply with the Stock Ownership Policy or issuing a warning to the officer or director. To date, there have been no instances of noncompliance with the Stock Ownership Policy.

Retention Recommendations

To facilitate meeting the minimum holding requirements as specified in this Stock Ownership Policy in a timely fashion, the Compensation Committee recommends that all corporate officers and directors retain a minimum of 50% of the net value of shares obtained pursuant to each stock option exercise and the vesting of stock units for all future grants of stock options or restricted stock until such corporate officer or director has satisfied the minimum stock ownership targets for his or her position.

In March 2022, the Compensation Committee approved an update to the Stock Ownership Policy that removes an additional provision calling for the Chief Executive Officer to retain a minimum of 50% of the net value of each stock option exercise and vesting of restricted shares for three years beyond the applicable exercise or vesting date for all future grants of stock options or restricted stock made to the Chief Executive Officer. This provision was deemed unnecessary given Mr. Sprecher’s substantial stock holdings.

Anti-Hedging and Anti-Pledging Policy

All employees, including executive officers and directors are subject to our Global Personal Trading Policy under which they are prohibited from hedging and pledging our Common Stock. Specifically, the following activities are prohibited under the policy:

•	Engaging in any speculative or hedging transaction, including short sales, in our Common Stock.

•	Buying or selling puts, calls, options, warrants, prepaid forward contracts, equity swaps, collars, exchange traded funds or similar instruments on our Common Stock or derivatives of our Common Stock.

•	Holding our Common Stock in margin accounts or pledging our Common Stock as collateral.

34    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

EXECUTIVE COMPENSATION

2022 Summary Compensation Table

The following table presents information relating to the compensation earned by the NEOs for the fiscal years ended December 31, 2022, 2021 and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Stock Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Jeffrey C. Sprecher	2022	1,150,000	—	9,999,825	2,499,972	3,031,250	22,933	16,703,980
Chair and Chief Executive Officer	2021	1,050,000	—	8,599,877	2,149,989	2,835,000	153,520	14,788,386
	2020	1,050,000	—	8,599,862	2,149,998	2,703,750	32,649	14,536,259
A. Warren Gardiner	2022	575,000	—	999,931	249,972	873,000	18,300	2,716,203
Chief Financial Officer	2021	487,917	—	899,773	—	742,500	17,400	2,147,590
Benjamin R. Jackson	2022	725,000	—	2,999,792	749,972	1,406,500	69,726	5,950,990
President, Intercontinental Exchange	2021	725,000	—	3,000,000	749,984	1,566,000	74,336	6,115,320
	2020	700,000	—	2,199,963	549,985	1,493,500	68,567	5,012,015
Lynn C. Martin	2022	700,000	—	2,199,951	549,972	1,358,000	18,300	4,826,223
President, NYSE Group and Chair, ICE Fixed Income & Data Services	2021	700,000	—	2,699,914	549,990	1,134,000	17,400	5,101,304
	2020	687,500	—	1,599,905	399,991	1,081,501	17,100	3,785,997
Christopher S. Edmonds	2022	650,000	—	1,699,771	349,972	1,261,000	27,733	3,988,476
Chief Development Officer

(1)

The amounts in this column represent the aggregate grant date fair value of all RSUs and PSUs granted in the calendar year, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification 718, or ASC Topic 718 on the grant date, which is equal to our closing price on the grant date times the number of RSUs and the number of PSUs projected to be earned based on the probable outcome of the performance conditions to which the awards are subject. For further information regarding grant date fair value calculations, see Note 11 to our Consolidated Financial Statements for 2022 (filed with our Annual Report on Form 10-K). Amounts shown are for PSUs that were granted in February 2022, February 2021, and February 2020. A one-time award of RSUs granted to Mr. Edmonds in 2022 is also reflected in this column. For PSUs, amounts are the fair value on the grant date in accordance with applicable accounting guidance (i.e., at target). If the maximum level of performance were achieved for the PSUs granted in February 2022, the reported amounts would equal $19,999,650, $1,999,862, $5,999,584, $4,399,902, and $2,799,702 for each of Mr. Sprecher, Mr. Gardiner, Mr. Jackson, Ms. Martin, and Mr. Edmonds respectively.

(2)

The amounts in this column represent the aggregate grant date fair value of all stock option grants in the calendar year. Additional details of the 2022 stock option awards are included in the 2022 Direct Compensation—Equity Compensation section of the Compensation Discussion & Analysis and footnote 1 of the 2022 Grants of Plan-Based Awards Table. These values were calculated in accordance with ASC Topic 718 on the date of grant using the following assumptions: risk-free interest rate 1.72%; expected life 6.04 years; expected volatility 22.74%; and expected dividend yield 1.17%, as further described in Note 11 to our Consolidated Financial Statements for 2022 (filed with our Annual Report on Form 10-K). The values for our February 2021 awards were calculated using the following assumptions: risk-free interest rate 0.64%; expected life 5.74 years; expected volatility 23.74%; and expected dividend yield 1.16%. The values for our February 2020 awards were calculated using the following assumptions: a risk-free interest rate 1.46%; expected life 5.82 years; expected volatility 19.94%; and expected dividend yield 1.3%.

(3)

The amounts in this column represent fiscal year 2020 through 2022 cash bonus awards that were paid in February of the following calendar year (i.e., February 2021, February 2022 and February 2023, respectively). For 2022, the NEOs were paid the amounts reported in the “Non-Equity Incentive Plan Compensation” column pursuant to our Annual Executive Bonus Plan.

(4)	The amounts in this column represent the items in the 2022 All Other Compensation Table below.

35    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

EXECUTIVE COMPENSATION

2022 All Other Compensation

The following table provides details regarding the perquisites received by each of the NEOs, as well as the other elements of compensation listed in the “All Other Compensation” column of the 2022 Summary Compensation Table, for the fiscal year ended December 31, 2022.

Name	401(k) Matching Contributions ($)(1)	Life Insurance Premiums ($)(2)	Disability Insurance Premiums ($)(3)	Other Amounts ($)(4)	Total ($)
Jeffrey C. Sprecher	18,300	4,633	—	—	22,933
A. Warren Gardiner	18,300	—	—	—	18,300
Benjamin R. Jackson	18,300	4,167	2,769	44,490	69,726
Lynn C. Martin	18,300	—	—	—	18,300
Christopher S. Edmonds	18,300	6,379	3,054	—	27,733

(1)

The amounts in this column represent fiscal year 2022 matching contributions under our 401(k) and Profit-Sharing Plan (the “401(k) Plan”). The matching formula is 100% of the first 6% of the eligible employee’s compensation contributed to the 401(k) Plan, subject to plan and statutory limits. Each NEO participates under the same terms and conditions as all other eligible employees.

(2)	The amounts in this column represent fiscal year 2022 payments of term life insurance policy premiums.
(3)	The amounts in this column represent fiscal year 2022 payments of supplemental disability insurance policy premiums.
(4)

The amount listed for Mr. Jackson reflects the incremental cost of his personal use of the corporate aircraft during 2022, calculated based on the variable operating costs to ICE for each flight hour attributed to personal use (as well as any flight hours attributable to empty pick-up or return flights), including fuel costs; labor, parts and maintenance costs; landing and parking fees; on-board catering costs; and crew expenses. These per-hour costs were determined by using industry-standard cost-estimating guides. Since our aircraft is used primarily for business travel, we do not include the fixed costs that do not change based on usage, such as crew salaries, pilot training, depreciation, hangar rent and insurance. In addition to the incremental cost of personal aircraft use reported above, we also impute taxable income to the named executive officers for any personal aircraft use in accordance with IRS regulations and ICE does not provide tax reimbursements, or “gross-ups,” on those amounts.

36    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

EXECUTIVE COMPENSATION

2022 Grants of Plan-Based Awards

The following table presents information relating to plan-based awards granted to the NEOs in fiscal year 2022. References in the table to “2017 OIP” refer to the 2017 Omnibus Employee Incentive Plan, references to “2022 OIP” refer to the 2022 Omnibus Employee Incentive Plan and references to “EBP” refer to the Annual Executive Bonus Plan.

	Grant Date and Approval Date		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name			Threshold ($)	Target ($)	Max ($)	Threshold (#)	Target (#)	Max (#)
Jeffrey C. Sprecher
2017 OIP	2/4/2022	(1)							88,699	129.76	2,499,972
2017 OIP	2/4/2022	(2)				19,266	38,532	77,064			4,999,912
2017 OIP	2/4/2022	(3)				19,266	38,532	77,064			4,999,912
EBP		(4)	N/A	3,125,000	6,250,000
A. Warren Gardiner
2017 OIP	2/4/2022	(1)							8,869	129.76	249,972
2017 OIP	2/4/2022	(2)				1,926	3,853	7,706			499,965
2017 OIP	2/4/2022	(3)				1,926	3,853	7,706			499,965
EBP		(4)	N/A	900,000	1,800,000
Benjamin R. Jackson
2017 OIP	2/4/2022	(1)							26,609	129.76	749,972
2017 OIP	2/4/2022	(2)				5,779	11,559	23,118			1,499,896
2017 OIP	2/4/2022	(3)				5,779	11,559	23,118			1,499,896
EBP		(4)	N/A	1,450,000	2,900,000
Lynn C. Martin
2017 OIP	2/4/2022	(1)							19,513	129.76	549,972
2017 OIP	2/4/2022	(2)				4,238	8,477	16,954			1,099,976
2017 OIP	2/4/2022	(3)				4,238	8,477	16,954			1,099,976
EBP		(4)	N/A	1,400,000	2,800,000
Christopher S. Edmonds
2017 OIP	2/4/2022	(1)							12,417	129.76	349,972
2017 OIP	2/4/2022	(2)				2,697	5,394	10,788			699,925
2017 OIP	2/4/2022	(3)				2,697	5,394	10,788			699,925
2022 OIP	5/13/2022	(5)				—	3,052	—			299,920
EBP		(4)	N/A	1,300,000	2,600,000

(1)

Represents stock options granted on February 4, 2022. The grant date fair value of these awards was calculated in accordance with ASC Topic 718 on the date of grant. Please see footnote 2 of our Summary Compensation Table for additional discussion of these grants.

(2)

Represents EBITDA-based PSUs granted on February 4, 2022 with a three-year vesting schedule (33.3% vesting on February 13, 2023, upon approval of 2022 actual performance compared to the targets, and 33.3% on each of February 13, 2024 and 2025 subject to continued employment). The number of shares issued is determined based on the accomplishment of a 2022 EBITDA target as well as the company’s TSR relative to the S&P 500 index. Please see the 2022 Executive Compensation—Equity Compensation section in the Compensation Discussion & Analysis for additional discussion of this grant. The grant date fair value of this award was calculated in accordance with ASC Topic 718, and such accounting is further described in Note 11 to our Consolidated Financial Statements for 2022 (filed with our Annual Report on Form 10-K). The actual EBITDA-based PSUs earned based on 2022 performance were 92.7% of the target amounts noted in the above table.

(3)

Represents TSR-based PSUs granted on February 4, 2022 with a three-year cliff vesting schedule (100% vesting on February 4, 2025, upon approval of actual performance compared to the targets). The number of shares issued is determined based on the company’s actual TSR performance compared to the companies in the S&P 500 Index over the three-year performance period January 1, 2022 through December 31, 2024. Please see the 2022 Executive Compensation—Equity Compensation section in the Compensation Discussion & Analysis for additional discussion of this grant. The grant date fair value of this award was calculated in accordance with ASC Topic 718.

(4)

Represents full-year target and maximum annual bonus payout levels. Bonus targets as a percentage of salary for 2022 were as follows: 250% of salary for Mr. Sprecher, 150% of salary for Mr. Gardiner, 200% of salary for Mr. Jackson, 200% of salary for Ms. Martin, and 200% of salary for Mr. Edmonds. Actual awards granted in any given year may range from no payout to bonus payments up to 200% of the established target levels. However, any bonus payment must be in accordance with the terms of the Annual Executive Bonus Plan. For fiscal year 2022, the Compensation Committee authorized cash payments at 97% of target based on our financial performance under the plan. These payments are reflected under the “Non-Equity Incentive Plan Compensation” column of our 2022 Summary Compensation Table.

(5)

Represents RSUs granted on May 13, 2022 with a three-year vesting schedule (33.3% vesting on each of May 13, 2023, 2024, and 2025 subject to continued employment). The grant date fair value of this award was calculated in accordance with ASC Topic 718, and such accounting is further described in Note 11 to our Consolidated Financial Statements for 2022 (filed with our Annual Report on Form 10-K).

37    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

EXECUTIVE COMPENSATION

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table presents information relating to outstanding equity awards held by the NEOs for the fiscal year ended December 31, 2022, based on the price of our Common Stock on the NYSE at the time of closing on December 30, 2022, which was $102.59. References in the table to “2013 OIP” refer to the 2013 Omnibus Employee Incentive Plan, “2017 OIP” refer to the 2017 Omnibus Employee Incentive Plan and “2022 OIP” refer to the 2022 Omnibus Employee Incentive Plan. All values in the table reflect the 5-for-1 split of our Common Stock which occurred on November 3, 2016.

			Option Awards				Stock Awards
			Number of Securities Underlying Unexercised Options (# Exercisable) (1)	Number of Securities Underlying Unexercised Options (# Unexercisable) (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Name	Grant Date
Jeffrey C. Sprecher
2013 OIP	1/20/2015		83,110	—	41.59	1/20/2025
2013 OIP	1/14/2016		68,890	—	50.01	1/14/2026
2013 OIP	1/18/2017		203,206	—	57.31	1/18/2027
2017 OIP	2/8/2018		152,299	—	67.00	2/8/2028
2017 OIP	2/8/2019		139,158	—	76.16	2/8/2029
2017 OIP	2/7/2020		86,070	43,035	92.63	2/7/2030
2017 OIP	2/5/2021		31,566	63,133	114.19	2/5/2031
2017 OIP	2/4/2022		—	88,699	129.76	2/4/2032
2017 OIP	2/7/2020	(3)					24,699	2,533,870
2017 OIP	2/5/2021	(4)					35,145	3,605,526
2017 OIP	2/4/2022	(5)					35,719	3,664,412
2017 OIP	2/7/2020	(6)							27,852	2,857,337
2017 OIP	2/5/2021	(7)							37,656	3,863,129
2017 OIP	2/4/2022	(8)							38,532	3,952,998
A. Warren Gardiner
2017 OIP	2/4/2022		—	8,869	129.76	2/4/2032
2017 OIP	2/7/2020	(3)					1,723	176,763
2017 OIP	2/5/2021	(4)					3,677	377,223
2017 OIP	2/4/2022	(5)					3,571	366,349
2017 OIP	2/7/2020	(9)					450	46,166
2017 OIP	2/5/2021	(10)					876	89,869
2017 OIP	2/26/2021	(11)					1,813	185,996
2017 OIP	2/4/2022	(8)							3,853	395,279

38    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

EXECUTIVE COMPENSATION

			Option Awards				Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (# Exercisable) (1)	Number of Securities Underlying Unexercised Options (# Unexercisable) (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Benjamin R. Jackson
2013 OIP	1/17/2014		9,670	—	41.37	1/17/2024
2013 OIP	1/20/2015		12,010	—	41.59	1/20/2025
2013 OIP	1/14/2016		9,945	—	50.01	1/14/2026
2013 OIP	1/18/2017		28,598	—	57.31	1/18/2027
2017 OIP	2/8/2018		39,341	—	67.00	2/8/2028
2017 OIP	2/8/2019		35,598	—	76.16	2/8/2029
2017 OIP	2/7/2020		22,017	11,009	92.63	2/7/2030
2017 OIP	2/5/2021		11,011	22,023	114.19	2/5/2031
2017 OIP	2/4/2022		—	26,609	129.76	2/4/2032
2017 OIP	2/7/2020	(3)					6,318	648,164
2017 OIP	2/5/2021	(4)					12,260	1,257,753
2017 OIP	2/4/2022	(5)					10,715	1,099,252
2017 OIP	2/7/2020	(6)							7,124	730,851
2017 OIP	2/5/2021	(7)							13,136	1,347,622
2017 OIP	2/4/2022	(8)							11,559	1,185,838
Lynn C. Martin
2013 OIP	1/14/2016		3,705	—	50.01	1/14/2026
2013 OIP	1/18/2017		19,065	—	57.31	1/18/2027
2017 OIP	2/8/2018		21,459	—	67.00	2/8/2028
2017 OIP	2/8/2019		19,417	—	76.16	2/8/2029
2017 OIP	2/7/2020		16,012	8,007	92.63	2/7/2030
2017 OIP	2/5/2021		8,075	16,150	114.19	2/5/2031
2017 OIP	2/7/2020	(3)					4,595	471,401
2017 OIP	2/5/2021	(4)					8,990	922,284
2017 OIP	12/3/2021	(12)					2,560	262,630
2017 OIP	2/4/2022	(5)					7,858	806,152
2017 OIP	2/7/2020	(6)							5,181	531,519
2017 OIP	2/5/2021	(7)							9,633	988,249
2017 OIP	2/4/2022	(8)							8,477	869,655
Christopher S. Edmonds
2013 OIP	1/18/2017		14,223	—	57.31	1/18/2027
2017 OIP	2/8/2018		11,383	—	67.00	2/8/2028
2017 OIP	2/8/2019		11,631	—	76.16	2/8/2029
2017 OIP	2/7/2020		8,006	4,003	92.63	2/7/2030
2017 OIP	2/5/2021		3,670	7,341	114.19	2/5/2031
2017 OIP	2/4/2022		—	12,417	129.76	2/4/2032
2017 OIP	2/7/2020	(3)					2,297	235,649
2017 OIP	5/15/2020	(13)					892	91,510
2017 OIP	2/5/2021	(4)					4,086	419,183
2017 OIP	2/4/2022	(5)					5,000	512,950
2022 OIP	5/13/2022	(14)					3,052	313,105
2017 OIP	2/7/2020	(6)							2,590	265,708
2017 OIP	2/5/2021	(7)							4,378	449,139
2017 OIP	2/4/2022	(8)							5,394	553,370

39    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

EXECUTIVE COMPENSATION

(1)

Stock options vest over a three-year period. Stock options granted prior to 2017 vest 33.33% on the one-year anniversary of the grant date and the balance vests ratably on a monthly basis over the remaining 24 months. Stock options granted beginning in 2018 vest 33.33% per year on the anniversary of the grant date.

(2)

Market value of stock awards is calculated based on the price of our Common Stock on the NYSE at the time of closing on December 30, 2022 ($102.59) times the number of shares or units of stock that have not vested.

(3)

Represents EBITDA-based PSUs granted on February 7, 2020 and earned based on the achievement of 2020 financial performance vs. a pre-established EBITDA target, as well as performance of ICE’s TSR vs. the S&P 500 Index. These PSUs vest and are settled over a three-year period (33.3% upon approval of 2020 actual performance compared to the target, and 33.3% on each of February 16, 2022 and 2023 subject to continued employment). Payout values reflect actual performance, which was 127.7% of the target performance level.

(4)

Represents EBITDA-based PSUs granted on February 5, 2021 and earned based on the achievement of 2021 financial performance vs. a pre-established EBITDA target, as well as performance of ICE’s TSR vs. the S&P 500 Index. These PSUs vest and are settled over a three-year period (33.3% upon approval of 2021 actual performance compared to the target, and 33.3% on each of February 15, 2023 and 2024 subject to continued employment). Payout values reflect actual performance, which was 140% of the target performance level.

(5)

Represents EBITDA-based PSUs granted on February 4, 2022 and earned based on the achievement of 2022 financial performance vs. a pre-established EBITDA target, as well as performance of ICE’s TSR vs. the S&P 500 Index. These PSUs vest and are settled over a three-year period (33.3% upon approval of 2022 actual performance compared to the target, and 33.3% on each of February 13, 2024 and 2025 subject to continued employment). Payout values reflect actual performance, which was 92.7% of the target performance level.

(6)

Represents TSR-based PSUs granted on February 7, 2020 and earned based on ICE’s TSR vs. the S&P 500 over a three-year period commencing 1/1/2020. These PSUs cliff vest in February 2023 upon approval of actual performance compared to the targets. Payout values reflect 80% of the target performance level.

(7)

Represents TSR-based PSUs granted on February 5, 2021 and earned based on ICE’s TSR vs. the S&P 500 over a three-year period commencing 1/1/2021. These PSUs cliff vest in February 2024 upon approval of actual performance compared to the targets. Payout values reflect 100% of the target performance level.

(8)

Represents TSR-based PSUs granted on February 4, 2022 and earned based on ICE’s TSR vs. the S&P 500 over a three-year period commencing 1/1/2022. These PSUs cliff vest in February 2025 upon approval of actual performance compared to the targets. Payout values reflect 100% of the target performance level.

(9)	Represents RSUs granted on February 7, 2020, with a three-year vesting schedule (33.3% vesting on each of February 7, 2021, 2022, and 2023 subject to continued employment).
(10)	Represents RSUs granted on February 5, 2021, with a three-year vesting schedule (33.3% vesting on each of February 5, 2022, 2023, and 2024 subject to continued employment).
(11)	Represents RSUs granted on February 26, 2021, with a three-year vesting schedule (33.3% vesting on each of February 26, 2022, 2023, and 2024 subject to continued employment).
(12)	Represents RSUs granted on December 3, 2021, with a three-year vesting schedule (33.3% vesting on each of December 3, 2022, 2023, and 2024 subject to continued employment).
(13)	Represents RSUs granted on May 15, 2020, with a three-year vesting schedule (33.3% vesting on each of May 15, 2021, 2022, and 2023 subject to continued employment).
(14)	Represents RSUs granted on May 13, 2022, with a three-year vesting schedule (33.3% vesting on each of May 13, 2023, 2024, and 2025 subject to continued employment).

40    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

EXECUTIVE COMPENSATION

Option Exercises and Stock Vested During 2022

The following table presents information relating to stock option awards exercised and stock awards vested, respectively, during fiscal year 2022 for the NEOs.

	Option Awards Exercised in 2022		Stock Awards Vested in 2022
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (2)	Value Realized on Vesting ($)(3)
Jeffrey C. Sprecher	196,278	12,637,001	122,398	15,150,734
A. Warren Gardiner	—	—	7,027	883,730
Benjamin R. Jackson	—	—	32,943	4,080,118
Lynn C. Martin	4,340	338,129	21,549	2,651,189
Christopher S. Edmonds	5,741	382,763	12,684	1,547,057

(1)

The amounts in this column are calculated by multiplying the number of shares acquired on exercise by the difference between the fair market value of our Common Stock on the date of exercise and the exercise price of the stock options.

(2)

These shares represent PSUs initially granted on February 8, 2019, February 7, 2020, and February 5, 2021, that vested in 2022. For Messrs. Gardiner and Edmonds and Ms. Martin these amounts also include shares of certain RSUs granted in prior years as follows: For Mr. Gardiner, RSU grants on February 8, 2019, February 7, 2020, February 5, 2021, and February 26, 2021, each with a three-year vesting schedule (33.3% vesting on each of February 8, 2020, 2021 and 2022; February 7, 2021, 2022, and 2023; February 5, 2022, 2023 and 2024; and February 26, 2022, 2023, and 2024 respectively, subject to continued employment). For Ms. Martin, RSUs granted on December 3, 2021 with a three-year vesting schedule (33.3% vesting on December 3, 2022, 2023 and 2024). For Mr. Edmonds RSUs granted on May 15, 2020 with a three-year vesting schedule (33.3% vesting on May 16 2022, 2023 and 2024).

(3)	The amounts in this column are calculated by multiplying the number of shares that in each case vested during 2022 by the fair market value of our Common Stock on the applicable vesting date.

2022 Pension Benefits

We do not offer an active defined benefit pension plan or any other form of active supplemental executive retirement plan.

2022 Nonqualified Defined Contribution and Other Deferred Compensation Plans

We do not maintain any nonqualified defined contribution plans or active nonqualified deferred compensation plans, such as a supplemental executive retirement plan, 401(k) excess plan, or other vehicles to defer the receipt of cash or equity compensation.

Employment Agreements and Other Factors Affecting 2022 Compensation

We have entered into employment agreements with each of the NEOs that contain provisions that govern compensation in the event of termination for cause, termination by ICE unrelated to a Change in Control, and termination by ICE after a Change in Control. The material provisions regarding the employment agreements and the provisions governing these termination scenarios are described below.

Term of Employment

The employment agreement for Mr. Sprecher provides for an initial employment term of three years, which will be automatically extended for one (1) day each day during the term of each agreement so that the remaining term of the agreement is always three (3) years, unless either ICE or the executive, prior to the date of extension, give written notice to the other that there will be no extension. The effect of this provision is to ensure that the term remaining under any of these agreements is never more or less than the initial term. The employment agreements for Messrs. Gardiner, Jackson and Edmonds and Ms. Martin provide for an initial employment term of two years. Each day, this term will be automatically extended for one day so that there are always two years remaining in the term at any time.

Base and Bonus Compensation

The employment agreements for the NEOs provide for an initial annual base salary, subject to increase, and an annual bonus that is reasonable in light of the executive’s contribution for that year as well as contributions made by, and bonuses paid to, ICE’s other senior executives for such year. In addition, each of the NEOs is also entitled to receive, from time to time, grants of awards under our equity plans, in each case as determined by the Compensation Committee or by the Board of Directors as a whole.

41    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

EXECUTIVE COMPENSATION

Non-competition

Mr. Sprecher agrees under his employment agreement that for the term of his employment agreement or, if less, for the one-year period (or, for Messrs. Gardiner, Jackson and Edmonds and Ms. Martin, the eighteen month period) which starts on the date that their employment terminates, they will not assume or perform any managerial or supervisory responsibilities and duties that are substantially the same as those that they perform for ICE for any other business entity that engages in operating global commodity and financial products marketplaces for the trading of physical commodities, futures contracts, options contracts, and other derivative instruments, providing risk management tools and clearing services, providing brokerage services, and providing market data relating to these services in which ICE is engaged as of the date of termination of the executive’s employment or in which ICE proposes to engage under its business plan as in effect on such date, if any site of any of the offices or equipment of such competitive business is located in the U.S., Canada, the U.K. or Singapore.

The employment agreements provide that each executive may own 5% or less of the stock of a publicly traded company that engages in such competitive business, so long as they are only passive investors and are not actively involved in such company in any way.

Non-solicitation

Each of the NEOs is restricted from soliciting, for the purpose of competing with ICE or its affiliates, any of its customers or customers of its affiliates with whom the executive had contact, knowledge or association (i) at any time during the executive’s employment with ICE or its affiliates and (ii) at any time during the twenty-four month period (the eighteen-month period for Messrs. Gardiner, Jackson and Edmonds and Ms. Martin) immediately preceding the beginning of the “restricted period.” “Restricted period” means, for Mr. Sprecher, the term of the executive’s employment agreement, including after termination of employment, the remainder of the term of the agreement without regard to the reason for the executive’s termination of employment (as such initial term may have been extended under the agreement). For Messrs. Gardiner, Jackson and Edmonds and Ms. Martin, “restricted period” means the eighteen-month period after termination of employment, without regard to the reason for termination of employment.

Confidentiality Provisions

Each of the NEOs is subject to customary confidentiality provisions during the term of employment and for at least a five-year period after termination, and each executive must not use or disclose any of ICE’s trade secrets for as long as they remain trade secrets.

Termination for Cause or Executive Resignation Other than for Good Reason

For each of the NEOs, if ICE terminates the executive for “Cause,” as such term is defined below, if the executive resigns other than for “Good Reason,” as such term is defined below, or if the executive’s employment terminates as a result of death or disability, ICE must pay the executive, among other benefits, all accrued but unpaid salary, annual bonus, if any, and unreimbursed expenses. If an executive’s employment terminates as a result of death, any unvested stock options, unvested RSUs and unvested PSUs will become immediately vested.

Qualifying Termination Unrelated to a Change in Control

For each of the NEOs, if there is a termination of employment by ICE without “Cause” or resignation by the executive for “Good Reason” (each, a “Qualifying Termination”) that is unrelated to a “Change in Control,” as such terms are defined below, ICE must pay a lump sum cash payment equal to (i) the amount of salary the executive would have received over the remainder of the term of employment and (ii) three (3) times (two (2) times in the case of Messrs. Gardiner, Jackson and Edmonds and Ms. Martin), the greater of the average of the last three bonuses and the last bonus paid to the executive prior to termination. In addition, for Mr. Sprecher, any stock options or other equity awards granted (including performance-based awards which were earned but not vested for any performance period that was completed as of the termination of employment) will become exercisable or vest upon the executive’s termination. For Messrs. Gardiner, Jackson and Edmonds and Ms. Martin, any stock options or other equity awards granted (including performance-based awards which were earned but not vested for any performance period that was completed as of the termination of employment) that would otherwise vest in the two-year period following termination will become exercisable or vest upon termination. Performance-based awards for any performance period in progress as of the termination of employment will be earned based on actual performance as determined after completion of the performance period, in accordance with the terms of such grants, and such earned awards will fully vest on such determination date.

Further, for Mr. Sprecher, ICE is required to continue to make available coverage under the employee benefits plans as if the executive remained employed for the “Welfare Benefit Continuation Period”, defined as the shorter of two years and the balance of the term of the employment agreement. Messrs. Gardiner, Jackson and Edmonds and Ms. Martin are eligible to receive a lump sum cash payment in respect of costs they would incur for two years’ group health coverage under COBRA.

“Cause,” as used in the employment agreements for each of the NEOs, generally means: (i) the employee is convicted of, pleads guilty to or otherwise admits to any felony or act of fraud, misappropriation or embezzlement; (ii) the employee knowingly engages or fails to engage in any act or course of conduct that (a) is reasonably likely to adversely affect ICE’s rights or qualification under applicable laws, rules or regulations to serve as an exchange or other form of a marketplace for trading the products defined in the non-competition section or (b) violates the rules of any exchange or market on which ICE effects trades (or at such time is actively contemplating effecting trades) and is reasonably likely to lead to a denial of ICE’s right or qualification to effect trades on such exchange or market;

42    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

EXECUTIVE COMPENSATION

(iii) there is any act or omission by the employee involving malfeasance or gross negligence in the performance of his or her duties and responsibilities or the exercise of his or her powers to the material detriment of ICE; or (iv) the employee (a) breaches any of the covenants made under his employment agreement or (b) violates any provision of any code of conduct adopted by ICE that applies to him or her if the consequence to such violation ordinarily would be a termination of his or her employment.

“Change in Control,” as used in the employment agreements for each of the NEOs, generally means: (i) any person is or becomes the beneficial owner, directly or indirectly, of securities representing 30% or more of the combined voting power of any outstanding ICE securities eligible to vote in an election of directors (subject to certain exceptions, including if such person is the executive, an entity controlled by the executive or group of which the executive is a member); (ii) any dissolution or liquidation of ICE or any sale or disposition of 50% or more of ICE’s assets or business; or (iii) the consummation of any reorganization, merger, consolidation or share exchange or similar form of corporate transaction involving ICE, unless (a) the persons who were the beneficial owners of outstanding ICE securities eligible to vote in an election of directors immediately before the consummation of such transaction hold more than 60% of the voting power immediately following the consummation of such transaction, and (b) each such person holds such securities in substantially the same proportion immediately following the consummation of such transaction as each such person had held immediately prior to the consummation of such transaction.

“Good Reason,” as used in the employment agreements for each of the NEOs, generally means: (i) there is a material reduction in the executive’s base salary or opportunity to receive any annual bonus and equity grants without the executive’s express written consent; (ii) there is a material reduction in the scope, importance or prestige of the executive’s duties; (iii) executive is transferred to a work site that is more than thirty miles from his or her then current work site; (iv) after a Change in Control, executive’s job title is materially changed or executive is no longer provided the same or substantially equivalent plans, programs and policies; (v) there is a material breach of the executive’s employment agreement; (vi) executive receives notice of non-renewal during the three years following a Change in Control; (vii) the failure of any successor to ICE to expressly assume executive’s employment agreement; or (viii) in the case of Mr. Sprecher, ICE fails to nominate Mr. Sprecher for re-election to the Board of Directors.

Qualifying Termination Following a Change in Control

For each of the NEOs, if the Qualifying Termination occurs following, or within 180 days prior to, the effective date of a Change in Control of ICE, ICE must pay the executive a lump sum amount of cash equal to three (3) times (two (2) times in the case of Messrs. Gardiner, Jackson and Edmonds and Ms. Martin) (i) the executive’s salary and (ii) the greater of the average of the last three bonuses paid to executive prior to termination, the last bonus paid to executive prior to the effective date of a Change in Control and the last bonus paid to executive prior to termination. In addition, any stock options or other equity awards granted (including performance-based awards which were earned but not vested for any performance period that was completed as of the termination of employment) will become exercisable or vest upon the executive’s termination. Performance-based awards for any performance period in progress as of the termination of employment will be earned based on actual performance as determined after completion of the performance period, in accordance with the terms of such grants, and such earned awards will fully vest on such determination date. The executive will be entitled to exercise stock options that had been granted after entering into the employment agreement for the same period as if the executive had continued in employment through the remainder of the employment term.

Further, for Mr. Sprecher, ICE must continue to make available coverage under the employee benefits plans as if the executive remained employed for the Welfare Benefit Continuation Period. Messrs. Gardiner, Jackson and Edmonds and Ms. Martin are each eligible to receive a lump sum cash payment in respect of their costs for two years’ group health coverage under COBRA.

No officers, including the NEOs, are eligible for any “golden parachute” excise tax gross-up.

43    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

EXECUTIVE COMPENSATION

2022 Potential Payments upon Termination or Change in Control

The following table presents the estimated benefits and payments for termination of the NEOs unrelated to a Change in Control and following, or within 180 days prior to, a Change in Control, assuming the termination took place on the last business day of the most recently completed fiscal year. For certain items below, the values are based on the closing price of $102.59 for our Common Stock on the NYSE on December 30, 2022. Other applicable terms for these benefits and payments are discussed above under Termination by ICE Unrelated to a Change in Control and Termination Following a Change in Control.

Name	Termination for Cause ($)	Voluntary Resignation Other Than for Good Reason ($)	Disability ($) (4)	Death ($) (4)	Qualifying Termination Unrelated to a Change in Control ($)	Qualifying Termination Following a Change in Control ($)
Jeffrey C. Sprecher
Cash Severance (1)	—	—	—	—	12,255,000	12,255,000
Cost of Welfare Benefits Continuation (2)	—	—	—	—	30,540	30,540
Value of Equity Awards Subject to Accelerated Vesting (3)	—	—	—	25,432,176	25,432,176	25,432,176
Total:	0	0	0	25,432,176	37,717,716	37,717,716
A. Warren Gardiner
Cash Severance (1)	—	—	—	—	2,685,000	2,685,000
Cost of Welfare Benefits Continuation (2)	—	—	—	—	55,527	55,527
Value of Equity Awards Subject to Accelerated Vesting (3)	—	—	—	1,705,411	1,705,411	1,705,411
Total:	0	0	0	1,705,411	4,445,938	4,445,938
Benjamin R. Jackson
Cash Severance (1)	—	—	—	—	4,582,000	4,582,000
Cost of Welfare Benefits Continuation (2)	—	—	—	—	50,460	50,460
Value of Equity Awards Subject to Accelerated Vesting (3)	—	—	—	6,818,514	6,818,514	6,818,514
Total:	0	0	0	6,818,514	11,450,974	11,450,974
Lynn C. Martin
Cash Severance (1)	—	—	—	—	3,668,000	3,668,000
Cost of Welfare Benefits Continuation (2)	—	—	—	—	0	0
Value of Equity Awards Subject to Accelerated Vesting (3)	—	—	—	5,256,889	5,256,889	5,256,889
Total:	0	0	0	5,256,889	8,924,889	8,924,889
Christopher S. Edmonds
Cash Severance (1)	—	—	—	—	3,325,000	3,325,000
Cost of Welfare Benefits Continuation (2)	—	—	—	—	55,527	55,527
Value of Equity Awards Subject to Accelerated Vesting (3)	—	—	—	3,057,437	3,057,437	3,057,437
Total:	0	0	0	3,057,437	6,437,964	6,437,964

(1)

These amounts represent the cash severance payments in accordance with employment agreements in effect as of December 31, 2022 (as discussed in the preceding narrative) under the termination scenarios described in the table. These calculations assume all earned base salary and annual incentive payments have been paid. For a termination unrelated to a Change in Control, the duration of the remaining employment term has been assumed to equal three years for Mr. Sprecher. For Messrs. Gardiner, Jackson and Edmonds and Ms. Martin, the remaining term has been assumed to be two years. Also, in light of the assumed termination date of December 31, 2022, the fiscal year 2021 bonus that was paid in February 2022 is the last bonus paid for purposes of the severance calculation under the employment agreements.

(2)

For Mr. Sprecher, the welfare benefit costs include estimated continuation costs of medical, dental and basic life insurance premiums, as may be called for in the employment agreement. For Messrs. Gardiner, Jackson, Edmonds and Ms. Martin, the welfare benefit costs include estimated costs to Messrs. Gardiner, Jackson, Edmonds and Ms. Martin of two years’ group health coverage under COBRA. Ms. Martin was not enrolled in ICE’s group health coverage in 2022.

(3)

The market value of stock awards is calculated based on the closing price of our Common Stock on NYSE on December 30, 2022: $102.59. These costs include the acceleration of vesting of unvested equity awards (including the value of unvested dividend equivalent rights) under termination scenarios as described above, with the value of options based on the “spread” between $102.59 and the option’s strike price at December 30, 2022 and the value of any PSUs with open measurement periods assumed to vest at target. These amounts do not include the value of vested equity awards outstanding as of December 30, 2022.

(4)

The amounts reported in the table above do not reflect payments upon an NEO’s disability or death under our supplemental disability insurance benefit and life insurance benefit programs, respectively. See the 2022 Direct Compensation—Other Compensation and Benefits section of the Compensation Discussion & Analysis for a description of these benefits.

44    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Mulhern, Ms. Cooper, and Lord Hague served as members of our Compensation Committee during 2022. None of Mr. Mulhern, Ms. Cooper, and Lord Hague is or ever was an officer or employee of the Company. None of our executive officers or directors serves (or, during any time in 2022, served) as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee.

NON-EMPLOYEE DIRECTOR COMPENSATION

As with our executive compensation program, the Compensation Committee utilizes the services of an independent compensation consultant to benchmark the competitiveness of our director compensation program, including compensation offered for service on subsidiary boards. During 2022, the Compensation Committee reviewed a director compensation benchmarking report from CAP that analyzed each aspect of director compensation against the same peer companies that were utilized for the executive compensation benchmarking report. Based on the results of this report and consultation with its compensation consultant, the Compensation Committee approved the following non-employee director compensation pay levels for 2022:

•	An annual retainer of $100,000;

•

An annual retainer of $15,000 for committee members of the Audit Committee and $10,000 for committee members of the Compensation Committee, Nominating & Corporate Governance Committee and Risk Committee;

•

An annual retainer for committee chairpersons (in lieu of the committee member retainers described above) of $30,000 for the Audit Committee, $25,000 for the Compensation Committee, and $20,000 for the Nominating & Corporate Governance Committee and Risk Committee;

•	A lead independent director fee of $50,000; and

•

A grant of $195,000 in the form of RSUs that vest one year from the date of grant (with the number of units calculated at the time of grant by dividing the annual grant value by the closing price per share on the grant date).

Directors do not receive fees for individual Board of Directors or committee meetings in addition to the annual retainers referenced above. Directors who are also ICE employees do not receive additional compensation for serving as directors.

Subsidiary Board Service and Compensation

In addition to serving on the Board of Directors, many of our non-employee directors also serve as directors on the board of directors or managers on the board of managers of our subsidiaries. We believe it is important for Board members to serve on our subsidiary boards to provide a consistent perspective on Company strategy, values and governance. In 2022, seven of our current non-employee directors served as members of the boards of our regulated subsidiaries as illustrated below:

Independent Director	ICE Clear Credit	ICE Futures Europe	ICE Futures U.S.	ICE Mortgage Services	ICE NGX Canada	NYSE Subs.	ICE Swap Trade	ICE Trade Vault	ICE Clear Europe	ICE Mortgage Technology
Hon. Sharon Y. Bowen (1)						X(Chair)
Duriya M. Farooqui (2)					X	X
Lord Hague (3)		X(Chair)
Mark F. Mulhern (4)										X
Caroline L. Silver (5)									X(Chair)
Judith A. Sprieser (6)	X			X
Martha A. Tirinnanzi (7)				X						X

(1)	In 2022, Ms. Bowen attended a total of ten board and committee meetings for NYSE subsidiaries.
(2)	In 2022, Ms. Farooqui attended a total of eight board and committee meetings for ICE NGX Canada and a total of ten board and committee meetings for NYSE subsidiaries.
(3)	In 2022, Lord Hague attended a total of nine board and committee meetings for ICE Futures Europe.
(4)	In 2022, Mr. Mulhern attended a total of eight board and committee meetings for ICE Mortgage Technology.
(5)	In 2022, Ms. Silver attended a total of 12 board meetings for ICE Clear Europe.

45    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

NON-EMPLOYEE DIRECTOR COMPENSATION

(6)	In 2022, Ms. Sprieser attended a total of nine board and committee meetings for ICE Clear Credit and a total of eight board and committee meetings for ICE Mortgage Services.

(7)	In 2022, Ms. Tirinnanzi attended a total of eight board and committee meetings for ICE Mortgage Services and a total of eight board and committee meetings for ICE Mortgage Technology.

Given the significant level of responsibility, regulatory oversight of subsidiary activities, and director time commitment to serve on subsidiary boards, we provide compensation to non-employee directors for their service on these subsidiary boards (as illustrated in the below table). Each of these subsidiary boards meets independently and generally holds four or more meetings a year, plus subsidiary committee meetings. Accordingly, with the assistance of CAP, we have structured subsidiary compensation to include elements similar to Board compensation (i.e., board retainer and committee retainers). We also provide office space for certain of our directors that serve as chair of the board of directors of an operating subsidiary.

In 2017, we received stockholder approval for, and we implemented, an amendment to our 2013 Omnibus Non-Employee Director Incentive Plan to formally institute a maximum annual compensation level of $850,000 per year (including cash and equity-based compensation from Board service and subsidiary board service, as may be applicable) which has carried over to our 2022 Omnibus Non-Employee Director Incentive Plan approved by shareholders in May 2022. As noted in the table below, all of our directors were below this limit in 2022.

In 2022, we received stockholder approval for, and we implemented, the 2022 Omnibus Non-Employee Director Incentive Plan to ensure that ICE’s non-employee director compensation program will remain competitive and will accommodate non-employee directors taking on additional roles (for example, serving on the board of directors of ICE subsidiaries and/or serving as a committee chair) by increasing the annual retainers paid to both the NYSE and Regulatory Oversight Committee (ROC) Chairs to $75,000. There was no modification to the aggregate equity award limits. The changes made build upon the effectiveness of the 2013 Omnibus Non-Employee Director Incentive Plan and incorporate the best governance practices to further align our non-employee director compensation program with the interests of our stockholders.

2022 Director Compensation Table

The following table presents information relating to compensation for our non-employee directors for the fiscal year ending December 31, 2022.

Name and Principal Position	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Hon. Sharon Y. Bowen	110,000	194,968	108,095	413,063
Shantella E. Cooper	122,540	194,968	—	317,508
Charles R. Crisp (4)	46,627	99,941	110,000	256,568
Duriya M. Farooqui	115,000	194,968	90,000	399,968
Lord Hague	120,000	219,928	123,760	463,688
Mark F. Mulhern	130,675	194,968	—	325,643
Thomas E. Noonan	161,349	194,968	—	356,317
Frederic V. Salerno (4)	63,413	—	101,746	165,159
Caroline L. Silver	110,000	219,928	137,628	467,556
Judith A. Sprieser	140,000	219,928	125,000	484,928
Vincent Tese (4)	46,627	124,999	125,000	296,626
Martha Tirinnanzi	92,217	194,968	110,000	397,185

(1)	The amounts in this column represent fiscal year 2022 cash payments for Board and committee retainers.
(2)

The amounts in this column represent the aggregate fair value of RSUs granted for ICE Board service in the 2022 calendar year calculated in accordance with ASC Topic 718, which is equal to our closing stock price on the grant date, $98.27, times the number of RSUs granted. Annual grants to directors were approved on May 12, 2022. As of December 31, 2022, each of Messrs. Mulhern and Noonan and Mses. Bowen, Cooper, Farooqui, and Tirinnanzi held 1,984 unvested RSUs; each of Lord Hague and Mses. Silver and Sprieser held 2,238 unvested RSUs, Mr. Crisp held 1,017 unvested RSUs, and Mr. Tese held 1,272 unvested RSUs. Mr. Salerno was not award RSUs as he did not stand for re-election at the 2022 Annual Meeting of Stockholders.

(3)

The amounts in this column represent fees paid in cash to directors that also served as members of the boards of directors of our regulated subsidiaries: ICE Futures Europe, ICE Clear Europe Limited, ICE Clear Credit, LLC, ICE Futures U.S., Inc., ICE Trade Vault, LLC, ICE Swap Trade, ICE NGX Canada Inc., ICE Mortgage Services, LLC, ICE Mortgage Technology, Inc., New York Stock Exchange, LLC, NYSE American LLC, NYSE Arca, Inc., NYSE AMEX Options LLC, and NYSE National, Inc.

46    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

NON-EMPLOYEE DIRECTOR COMPENSATION

(4)

These amounts represent payment for Messrs. Crisp’s, Salerno’s, and Tese’s partial year of Board and committee service, as they did not stand for re-election during the 2022 Annual Meeting of Stockholders.

As required, the above table represents the value of all compensation paid to our directors, including fees paid for both Board service and subsidiary board service, on a combined basis. The table immediately below illustrates compensation paid to our directors for service on the Board exclusively and is a more accurate comparator when evaluating Board compensation at Intercontinental Exchange relative to other public peers.

Name and Principal Position	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Hon. Sharon Y. Bowen	110,000	194,968	—	304,968
Shantella E. Cooper	122,540	194,968	—	317,508
Charles R. Crisp (4)	46,627	—	—	46,627
Duriya M. Farooqui	115,000	194,968	—	309,968
Lord Hague	120,000	194,968	—	314,968
Mark F. Mulhern	130,675	194,968	—	325,643
Thomas E. Noonan	161,349	194,968	—	356,317
Frederic V. Salerno (4)	63,413	—	—	63,413
Caroline L. Silver	110,000	194,968	—	304,968
Judith A. Sprieser	140,000	194,968	—	334,968
Vincent Tese (4)	46,627	—	—	46,627
Martha Tirinnanzi	92,217	194,968	—	287,185

(1)	The amounts in this column represent fiscal year 2022 cash payments for Board and committee retainers.
(2)

The amounts in this column represent the aggregate fair value of RSUs granted for ICE Board service in the 2022 calendar year calculated in accordance with ASC Topic 718, which is equal to our closing stock price on the grant date, $98.27, times the number of RSUs granted. These amounts exclude grants made in connection with subsidiary board service. Annual grants to directors were approved on May 12, 2022. As of December 31, 2022, each of Messrs. Mulhern and Noonan and Mses. Bowen, Cooper, Farooqui, and Tirinnanzi held 1,984 unvested RSUs; each of Lord Hague and Mses. Silver and Sprieser held 2,238 unvested RSUs, Mr. Crisp held 1,017 unvested RSUs, and Mr. Tese held 1,272 unvested RSUs. Mr. Salerno was not award RSUs as he did not stand for re-election at the 2022 Annual Meeting of Stockholders.

(3)

Excludes fees paid in cash to directors that also served as members of the boards of directors of our regulated subsidiaries: ICE Futures Europe, ICE Clear Europe Limited, ICE Clear Credit, LLC, ICE Futures U.S., Inc., ICE Trade Vault, LLC, ICE Swap Trade, ICE NGX Canada Inc., ICE Mortgage Services, LLC, ICE Mortgage Technology, Inc., New York Stock Exchange, LLC, NYSE American LLC, NYSE Arca, Inc., NYSE AMEX Options LLC, and NYSE National, Inc.. These amounts are reflected in the 2022 Director Compensation Table above, as required by Item 402(k) of Regulation S-K. The table above illustrates compensation paid to our directors for service on the Board exclusively and is a more accurate comparator when evaluating Board compensation at Intercontinental Exchange relative to other public peers.

(4)

These amounts represent payment for Messrs. Crisp’s, Salerno’s, and Tese’s partial year of Board and committee service, as they did not stand for re-election during the 2022 Annual Meeting of Stockholders.

47    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the above Compensation Discussion & Analysis with management, and based upon such review and discussion, has recommended to the Board of Directors that the Compensation Discussion & Analysis be included in this Form 10-K/A.

Compensation Committee:

Mark F. Mulhern, Chair
Shantella E. Cooper
The Rt. Hon. The Lord Hague of Richmond

PAY RATIO

Our median employee was identified based on target total cash compensation, measured as base salary plus target annual bonus plus commission, from our employee population as of December 31, 2022. As we are a U.S.-based entity and our Chief Executive Officer, Jeffrey Sprecher, is paid in U.S. dollars (“USD”), all amounts paid in currency other than USD were converted to USD prior to identification of the median employee. Mr. Sprecher had 2022 annual total compensation of $16,703,980, as reflected in the 2022 Summary Compensation Table above. Our identified median employee’s annual total compensation for 2022, as calculated using the same methodology, was $134,301. As a result, we estimate that Mr. Sprecher’s 2022 annual total compensation was approximately 124 times that of our median employee.

48    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

AUDIT COMMITTEE REPORT

The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities relating to the quality and integrity of our financial reporting, compliance with legal and regulatory requirements, systems of internal controls, qualifications and independence of our independent registered public accounting firm, performance of our internal audit function and our independent registered public accounting firm, financial reporting processes and such other functions as the Board may assign from time to time. The Audit Committee spent substantial time on matters involving tax regulation changes and the Company’s treasury activity. The Audit Committee is responsible for the appointment, retention, evaluation, compensation, which includes the fee negotiation, and oversight of our independent registered public accounting firm.

The Audit Committee annually reviews Ernst & Young LLP’s qualifications, performance and independence in connection with its determination as to whether to retain Ernst & Young LLP as our independent registered public accounting firm. In conducting its review, the Audit Committee considered, among other things:

•	the firm’s independence and integrity;

•	the quality and efficiency of the services provided, including performance of the Ernst & Young LLP lead partner and the audit team;

•	the firm’s relevant industry expertise and geographical reach;

•	the extent and quality of its communications with the Audit Committee and our management;

•

the firm’s demonstrated capability, expertise and efficiency in which it handles the breadth and complexity of our global operations, including the use of technology, specialists, and subject matter experts;

•

the firm’s depth of institutional knowledge and understanding of our global businesses, operations and systems, the various industries, including the global regulatory environment, U.S. and international accounting standards, the potential effect on the financial statements of the significant risks and exposures facing us, and our internal control over financial reporting;

•

external data relating to Ernst & Young LLP’s audit quality and performance, including recent Public Company Accounting Oversight Board (the “PCAOB”) reports on Ernst & Young LLP (including its global network of firms), and the results of peer review and self-review examinations;

•	the results of management’s annual assessment process to evaluate the firm’s performance; and

•	the appropriateness of fees.

The Audit Committee also works with our management team in selecting the lead partner on our account and meets with the lead partner before being put into that role. Our lead partner has been in that position since the beginning of 2023 and will be subject to mandatory rotation in 2028.

Our Board of Directors has adopted an Audit Committee Charter, which sets forth the responsibilities of the Audit Committee. A copy of the Audit Committee Charter is available on our website at www.intercontinentalexchange.com under the links “About Us—Investor Relations—Governance—Governance Overview—Charter of the Audit Committee.” The Audit Committee held six meetings during the fiscal year ended December 31, 2022. The Audit Committee reviewed and discussed with management and Ernst & Young LLP our audited financial statements for the fiscal year ended December 31, 2022. The Committee has also discussed with Ernst & Young LLP the matters required to be discussed by the applicable requirements of the PCAOB and the SEC.

The Audit Committee also received the written disclosures and letter from Ernst & Young LLP required by Rule 3526 of the PCAOB (Communications with Audit Committees Concerning Independence) and has discussed with Ernst & Young LLP its independence. The Audit Committee reviewed the audit and non-audit services provided by Ernst & Young LLP for the fiscal year ended December 31, 2022 and determined to engage Ernst & Young LLP as the independent registered public accounting firm of ICE for the fiscal year ending December 31, 2023. The Audit Committee meets to review and approve the financial information in each of our quarterly reports on Form 10-Q and our annual report on Form 10-K. During these meetings, the Audit Committee reviews any accounting, tax and treasury issues, including any identified critical audit matters, and events that arose during the quarter, reviews legal matters that may significantly impact our financial statements, reviews our earnings press release, meets with representatives of our internal audit department to discuss Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) matters and the status of internal audits and discusses the audit or review process conducted by Ernst & Young LLP. The Audit Committee also is responsible for the appointment and replacement, if necessary, of the Chief Audit Executive and consults with management regarding the performance of the Chief Audit Executive. The Audit Committee makes the final determination of the annual compensation of the Chief Audit Executive based on recommendations from the Compensation Committee and senior management.

49    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

AUDIT MATTERS

Based upon the Audit Committee’s review of the audited financial statements and the discussions noted above, the Audit Committee recommended that the Board of Directors include the audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for filing with the SEC.

Audit Committee:

Judith A. Sprieser, Chair
Duriya M. Farooqui
Mark F. Mulhern
Martha A. Tirinnanzi

50    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, based on data provided to us or filed with the SEC, with respect to beneficial ownership of shares of our Common Stock as of March 6, 2023 for (i) each person known by us to beneficially own more than five percent of the outstanding shares of our Common Stock, (ii) each director and nominee for election as a director, (iii) each of our NEOs and (iv) all of our director nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes having voting and/or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons and entities named in the table below have sole voting and sole investment power with respect to the shares set forth opposite each person’s or entity’s name.

Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 6, 2023 or restricted stock units that vest within 60 days of March 6, 2023 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. As of March 6, 2023, there were 559,659,106 shares of Common Stock issued and outstanding. Unless otherwise indicated, the address for each of the individuals listed in the table is c/o Intercontinental Exchange, Inc., 5660 New Northside Drive, Third Floor, Atlanta, Georgia 30328.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Holders of More Than 5%:
The Vanguard Group, Inc. (1)	45,388,511	8.1%
100 Vanguard Blvd., Malvern, PA 19355
BlackRock, Inc. (2)	41,053,701	7.3%
55 East 52nd Street, New York, NY 10055
Named Executive Officers, Directors and Nominees:
Sharon Y. Bowen	10,889	*
Shantella E. Cooper	3,414	*
Duriya M. Farooqui	9,393	*
Lord Hague	13,889	*
Mark F. Mulhern (3)	3,464	*
Thomas E. Noonan	14,487	*
Caroline L. Silver	3,779	*
Judith A. Sprieser (4)	33,866	*
Martha A. Tirinnanzi	0	*
Jeffrey C. Sprecher (5)(6)	5,217,509	*
A. Warren Gardiner (5)	13,916	*
Christopher S. Edmonds (5)	69,448	*
Benjamin R. Jackson (5)	357,641	*
Lynn C. Martin (5)	153,032	*
All Directors, Nominees and Executive Officers as a Group (19 persons)(4)(5)	6,288,372	1.1%

*	Represents less than 1% of the outstanding Common Stock.
(1)

Based on a report on Schedule 13G/A filed February 9, 2023 by The Vanguard Group, Inc. (the “Vanguard 13G”). According to the Vanguard 13G, The Vanguard Group, Inc. has sole voting power over 0 shares of Common Stock, sole dispositive power over 43,109,011 shares of Common Stock, shared voting power over 775,045 shares of Common Stock and shared dispositive power over 2,279,500 shares of Common Stock.

(2)

Based on a report on Schedule 13G/A filed February 3, 2023 by BlackRock, Inc. (the “BlackRock 13G”). According to the BlackRock 13G, BlackRock, Inc. has sole voting power over 36,460,482 shares of Common Stock, sole dispositive power over 41,053,701 shares of Common Stock and shared voting power and dispositive power over 0 shares of Common Stock.

(3)	Beneficial ownership of Mr. Mulhern includes 50 shares acquired in a dividend reinvestment transaction.
(4)

Beneficial ownership of Ms. Sprieser includes vested deferred restricted stock units granted under the 2003 Restricted Stock Deferral Plan for Outside Directors. Shares of Common Stock equal to the number of restricted stock units held by Ms. Sprieser will be issued during January of the first calendar year following termination of service on the Board of Directors for any reason other than for cause. The number of deferred restricted stock units held by Ms. Sprieser is 4,540 units. Beginning in 2013, the deferral program was no longer offered.

51    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

BENEFICIAL OWNERSHIP

(5)

Beneficial ownership of each executive officer includes stock options exercisable within 60 days of March 6, 2023 under the 2013 Omnibus Employee Incentive Plan or the 2017 Omnibus Employee Incentive Plan and restricted stock unit awards that vest within 60 days of March 6, 2023 under the 2013 Omnibus Employee Incentive Plan or the 2017 Omnibus Employee Incentive Plan.

(6)

Includes 2,941,705 shares of Common Stock held by Continental Power Exchange, Inc. (“CPEX”) and 81,570 shares of Common Stock held by Mr. Sprecher’s spouse. Mr. Sprecher owns 100% of the equity interest in CPEX. CPEX currently has no assets other than its equity interest in us and conducts no operations. Mr. Sprecher disclaims beneficial ownership of the shares held directly by his spouse.

52    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions Approval Policy

Our Board of Directors has delegated to the Nominating & Corporate Governance Committee the authority to review and approve transactions between us and one or more of our directors, or between us and any corporation, partnership, association or other organization in which one or more of our directors or officers serve as a director or officer or have a financial interest. In addition, our Global Code of Business Conduct, which applies to all employees, officers and directors, generally prohibits conflicts of interests and requires that such conflicts in all cases should be discussed with management (or the Chief Executive Officer, in the case of conflicts related to outside employment or board membership). The Nominating & Corporate Governance Committee reports the findings of any review and its determinations regarding transactions with related persons to the full Board of Directors.

Our Board of Directors has also adopted a formal, written related-party transactions approval policy that provides that the Nominating & Corporate Governance Committee or the Board of Directors will review and approve transactions in excess of $120,000 in value in which we participate and in which a director, executive officer or 5% stockholder (or immediate family member of any of the foregoing) has or will have a direct or indirect material interest. Under this policy, the Nominating & Corporate Governance Committee or the Board of Directors, as applicable, will be provided with the significant details of each related-party transaction, including the material terms of the transaction and the benefits to ICE and to the relevant related party, as well as any other information it believes to be relevant to review and approve these transactions. In determining whether to approve a related-party transaction, the Nominating & Corporate Governance Committee or the Board of Directors, as applicable, will consider, among other factors:

•	whether the terms of the transaction are fair to ICE;

•	whether there are business reasons for ICE to enter into the transaction;

•	whether the transaction would impair the independence of a non-employee director; and

•

whether the transaction presents an impermissible conflict of interest, taking into account the size of the transaction, the financial position of the director, officer or related party, the nature of his or her interest in the transaction, and the ongoing nature of the transaction.

After consideration of the relevant information, the Board of Directors or the Nominating & Corporate Governance Committee may approve only those related-party transactions that it determines are not inconsistent with the best interests of ICE. This policy also includes categorical standards providing that specified types of transactions will be deemed not to be inconsistent with the best interests of ICE.

53    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationships with Our Stockholders

Registration Rights

As a part of the transactions surrounding our formation, we entered into an agreement with our predecessor company, CPEX, on May 11, 2000. Our Chief Executive Officer, Mr. Sprecher, owns all the equity interests in CPEX. Pursuant to the agreement, CPEX conveyed all of its assets and liabilities to us. These assets included intellectual property that we used to develop our electronic platform. In return, we issued to CPEX an equity interest in our business and we agreed to give CPEX a put option, by which CPEX could require us to buy its equity interest in our business at the purchase price equal to the greater of our fair market value or $5 million. In connection with our initial public offering, in October 2005 we entered an agreement with CPEX and Mr. Sprecher to terminate the put option upon the closing of our initial public offering. In connection with the termination of the put option, we amended certain registration rights previously granted to CPEX, which as of March 6, 2023 owns 2,941,705 shares of our Common Stock. Under this agreement, CPEX is entitled to require us to register for resale into the public market its Common Stock if Mr. Sprecher’s employment with us has been terminated. In addition, we may be obligated to pay the expenses of registration of such shares, including underwriters’ discounts up to a maximum of $4.5 million.

Private Aircraft Arrangement

As previously disclosed, beginning in 2020, ICE’s Nominating & Corporate Governance Committee approved an arrangement that permits a private aircraft owned by Mr. Sprecher and his wife, Kelly Loeffler, to be included in the pool of aircraft managed by a majority owned ICE subsidiary. To help offset certain fixed costs associated with owning and operating aircraft, this company manages multiple aircraft that are owned by ICE, unaffiliated third parties and Mr. Sprecher and his wife. The minority owners of the management subsidiary consist of Mr. Sprecher and his wife, who currently own a 4% interest in the management company, and unaffiliated third parties, who each also own a 4% interest. The ownership interests of Mr. Sprecher and his wife and the unaffiliated third parties decreased from 5% to 4% in 2022 due to the addition of another member. Under the arrangement, Mr. Sprecher and his wife pay all fees and charges related to the services and use of the hangar at commercial rates for their private aircraft. The fees and charges paid to the management company consist of a fixed annual cost for the operation of the aircraft, which is consistent with the cost paid by the unaffiliated members with similar aircraft, and a fee for the use of the hangar each year. The management company routinely adjusts its charges in order to cover costs and not generate profit. Therefore, in certain years the management company provides the unaffiliated third parties and Mr. Sprecher and his wife with a return of a portion of their fixed annual fees for the operation of their aircraft in the form of a credit against the next year’s fixed fee for operational costs. In 2022, Mr. Sprecher and Ms. Loeffler paid the management company $978,989 in operational costs, which amount reflects a credit in the amount of $118,011 from 2021 that was applied against their fixed operational costs of $1,097,000 for 2022. In 2022, Mr. Sprecher and Ms. Loeffler also paid the management company $109,125 for the use of the hangar, which amount reflects a credit of $10,661 that was applied against their fixed hangar costs of $119,786 due to a change in aircraft in 2022. This arrangement helps offset certain of the fixed costs that ICE and the other members would otherwise incur for operation of their aircraft. ICE does not cross-lease Mr. Sprecher and Ms. Loeffler’s private aircraft and ICE has not made, and does not intend to make, any payment to Mr. Sprecher and Ms. Loeffler in connection with their ownership and operation of a private aircraft.

54    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

CERTAIN DEFINITIONS RELATED TO OUR OWNERSHIP AND VOTING LIMITATIONS

“Exchange” means any national securities exchange registered under Section 6 of the Exchange Act that is directly or indirectly controlled by the Company.

“Intermediate Holding Company” means any entity controlled by the Company that is not itself an Exchange but that directly or indirectly controls an Exchange.

“Member” shall mean a Person that is a “member” of an Exchange within the meaning of Section 3(a)(3)(A) of the Exchange Act.

“Person” means any natural person, company, corporation or similar entity, government, or political subdivision, agency, or instrumentality of a government.

“Related Persons” means, with respect to any Person:

1.	any “affiliate” of such Person (as such term is defined in Rule 12b-2 under the Exchange Act);

2.

any other Person(s) with which such first Person has any agreement, arrangement or understanding (whether or not in writing) to act together for the purpose of acquiring, voting, holding or disposing of shares of the stock of the Company;

3.

in the case of a Person that is a company, corporation or similar entity, any executive officer (as defined under Rule 3b-7 under the Exchange Act) or director of such Person and, in the case of a Person that is a partnership or a limited liability company, any general partner, managing member or manager of such Person, as applicable;

4.

in the case of a Person that is a Member, any Person that is associated with such Person (as determined using the definition of “person associated with a member” as defined under Section 3(a)(21) of the Exchange Act);

5.

in the case of a Person that is a natural person and is a Member, any broker or dealer that is also a Member with which such Person is associated (as determined using the definition of “person associated with a member” as defined under Section 3(a)(21) of the Exchange Act);

6.

in the case of a Person that is a natural person, any relative or spouse of such natural Person, or any relative of such spouse who has the same home as such natural Person or who is a director or officer of the Corporation or any of its parents or subsidiaries;

7.

in the case of a Person that is an executive officer (as defined under Rule 3b-7 under the Exchange Act), or a director of a company, corporation or similar entity, such company, corporation or entity, as applicable; and

8.	in the case of a Person that is a general partner, managing member or manager of a partnership or limited liability company, such partnership or limited liability company, as applicable.

55    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

DELINQUENT SECTION 16(A) REPORTS

Section 16(a) of the Exchange Act and regulations of the SEC require our directors, officers and persons who own more than 10% of a registered class of our equity securities, as well as certain affiliates of such persons, to file initial reports of their ownership of our equity securities and subsequent reports of changes in such ownership with the SEC. Directors, officers and persons owning more than 10% of a registered class of our equity securities are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports provided by the reporting persons or their respective brokers and on information known to us regarding changes in ownership, we believe that during the fiscal year ended December 31, 2022, our directors, officers and owners of more than 10% of a registered class of our equity securities complied with all applicable filing requirements, except for (i) a late filing for Warren Gardiner reporting a forfeiture of shares to satisfy tax withholding obligations related to the vesting of three restricted stock unit awards that occurred on February 7, 2022 and February 8, 2022, that were not reported until February 11, 2022; and (ii) a late filing for Mark Wassersug reporting a transaction on February 10, 2022, that was not reported until February 17, 2022.

56    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INFORMATION ABOUT OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for us by Ernst & Young LLP as of and for the fiscal years ended December 31, 2022 and 2021 are set forth below. The aggregate fees included in the Audit Fees category are fees billed for the fiscal year for the integrated audit of our annual financial statements and audits and reviews of statutory and regulatory filings. The aggregate fees included in the Audit-Related, Tax and Other Fees categories are fees for services performed in the fiscal years.

	Fiscal Year 2022	Fiscal Year 2021
Audit Fees	$11,858,000	$14,437,000
Audit-Related Fees	$1,372,000	$1,577,000
Tax Fees	$109,000	$141,000
All Other Fees	—	—

Total	$13,339,000	$16,155,000

Audit Fees for the fiscal years ended December 31, 2022 and 2021 were for professional services rendered for the audits of our annual consolidated financial statements, reviews of periodic reports and other documents filed with the SEC, audits of the effectiveness of internal control as required by Section 404 of Sarbanes-Oxley and services that are customarily provided in connection with statutory or regulatory filings.

Audit-Related Fees for the fiscal year ended December 31, 2022 and 2021 were for service organization control and other attestation reports, due diligence for businesses considered for acquisition, agreed upon procedures and financial resource requirement interim profit reviews.

Tax Fees for the fiscal year ended December 31, 2022 and 2021 were for tax compliance and advisory services.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Pursuant to the provisions of its charter, the Audit Committee’s policy is to pre-approve and monitor all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has sole authority, without action by the Board of Directors, for the review and approval of such services and fees. The Audit Committee pre-approved all services performed by the independent registered public accounting firm in fiscal year 2022.

57    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Report

(1)	Financial Statements

Our consolidated financial statements and the related reports of management and our independent registered public accounting firm which are required to be filed as part of this report are included in our 2022 Form 10-K filed on February 2, 2023. These consolidated financial statements are as follows:

•	Consolidated Balance Sheets as of December 31, 2022 and 2021.

•	Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020.

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020.

•	Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest for the years ended December 31, 2022, 2021 and 2020.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020.

•	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules

Schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes, thereto.

(3)	Exhibits

See (b) below

(b)	Exhibits

The exhibits listed below under “Index to Exhibits” are filed with or incorporated by reference in our 2022 Form 10-K and this Form 10-K/A. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. We will furnish any exhibit upon request to Investor Relations, 5660 New Northside Drive, Atlanta, Georgia 30328.

(c)	Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons

The consolidated balance sheet of Bakkt Holdings, Inc. as of December 31, 2021, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and mezzanine equity and cash flows for the period October 15, 2021 to December 31, 2021 (successor) and the consolidated balance sheet as of December 31, 2020 and the related consolidated statements of operations, comprehensive loss, changes in members’ equity and mezzanine equity and cash flows for the period January 1, 2021 to October 14, 2021 and the year ended December 31, 2020 (predecessor), and the related notes, audited by Ernst & Young LLP, independent registered public accounting firm, as set forth in their reports thereon, included therein, in each case included in Exhibit 99.1 to this Form 10-K/A, are filed as part of Item 15 of this Form 10-K/A to our 2022 Form 10-K and should be read in conjunction with our consolidated financial statements.

58    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

EXHIBITS

Exhibit Number		Description of Document

2.1	—	Agreement and Plan of Merger, dated as of May 4, 2022, among Intercontinental Exchange, Inc., Sand Merger Sub Corporation and Black Knight, Inc. (incorporated by reference to Exhibit 2.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 6, 2022, File No. 001-36198).

3.1	—	Sixth Amended and Restated Certificate of Incorporation of Intercontinental Exchange, Inc., effective August 22, 2022 (incorporated by reference to Exhibit 3.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 22, 2022, File No. 001-36198).

3.2	—	Ninth Amended and Restated Bylaws of Intercontinental Exchange, Inc., effective August 22, 2022 (incorporated by reference to Exhibit 3.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 22, 2022, File No. 001-36198).

4.1	—	Indenture dated as of November 24, 2015 among Intercontinental Exchange, Inc., as issuer, NYSE Holdings LLC, as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on November 24, 2015, File No. 001-36198).

4.2	—	First Supplemental Indenture dated as of November 24, 2015 among Intercontinental Exchange, Inc., as issuer, NYSE Holdings LLC, as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on November 24, 2015, File No. 001-36198).

4.3	—	Form of 3.75% Senior Notes due 2025 (included as an exhibit to the First Supplemental Indenture dated as of November 24, 2015) (incorporated by reference to Exhibit 4.4 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on November 24, 2015, File No. 001-36198).

4.4	—	Second Supplemental Indenture dated as of August 17, 2017 among Intercontinental Exchange, Inc., as issuer, NYSE Holdings LLC, as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 17, 2017, File No. 001-36198).

4.5	—	Form of 3.100% Senior Notes due 2027 (included as an exhibit to the Second Supplemental Indenture dated as of August 17, 2017) (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 17, 2017, File No. 001-36198).

4.6	—	Indenture dated as of August 13, 2018 between Intercontinental Exchange, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 13, 2018, File No. 001-36198).

4.7	—	First Supplemental Indenture dated as of August 13, 2018 between Intercontinental Exchange, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 13, 2018, File No. 001-36198).

4.8	—	Form of 3.450% Senior Notes due 2023 (included as an exhibit to the First Supplemental Indenture dated as of August 13, 2018) (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 13, 2018, File No. 001-36198).

4.9	—	Form of 3.750% Senior Notes due 2028 (included as an exhibit to the First Supplemental Indenture dated as of August 13, 2018) (incorporated by reference to Exhibit 4.4 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 13, 2018, File No. 001-36198).

4.10	—	Form of 4.250% Senior Notes due 2048 (included as an exhibit to the First Supplemental Indenture dated as of August 13, 2018) (incorporated by reference to Exhibit 4.5 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 13, 2018, File No. 001-36198).

59    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

4.11	—	Second Supplemental Indenture dated as of May 26, 2020 between Intercontinental Exchange, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 26, 2020, File No. 001-36198).

4.12	—	Form of 2.100% Senior Notes due 2030 (included as an exhibit to the SecondSupplemental Indenture dated as of May 26, 2020) (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 26, 2020, File No. 001-36198).

4.13	—	Form of 3.000% Senior Notes due 2050 (included as an exhibit to the SecondSupplemental Indenture dated as of May 26, 2020) (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 26, 2020, File No. 001-36198).

4.14	—	Third Supplemental Indenture dated as of August 20, 2020 between Intercontinental Exchange, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 20, 2020, File No. 001-36198).

4.15	—	Form of 0.700% Senior Notes due 2023 (included as an exhibit to the Third Supplemental Indenture dated as of August 20, 2020) (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 20, 2020, File No. 001-36198).

4.16	—	Form of 1.850% Senior Notes due 2032 (included as an exhibit to the Third Supplemental Indenture dated as of August 20, 2020) (incorporated by reference to Exhibit 4.4 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 20, 2020, File No. 001-36198).

4.17	—	Form of 2.650% Senior Notes due 2040 (included as an exhibit to the Third Supplemental Indenture dated as of August 20, 2020) (incorporated by reference to Exhibit 4.5 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 20, 2020, File No. 001-36198).

4.18	—	Form of 3.000% Senior Notes due 2060 (included as an exhibit to the Third Supplemental Indenture dated as of August 20, 2020) (incorporated by reference to Exhibit 4.6 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 20, 2020, File No. 001-36198).

4.19	—	Fourth Supplemental Indenture dated as of May 23, 2022 between Intercontinental Exchange, Inc., as issuer, and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

4.20	—	Form of 3.650% Senior Notes due 2025 (included as an exhibit to the Fourth Supplemental Indenture dated as of May 23, 2022) (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

4.21	—	Form of 4.000% Senior Notes due 2027 (included as an exhibit to the Fourth Supplemental Indenture dated as of May 23, 2022) (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

4.22	—	Form of 4.350% Senior Notes due 2029 (included as an exhibit to the Fourth Supplemental Indenture dated as of May 23, 2022) (incorporated by reference to Exhibit 4.4 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

4.23	—	Form of 4.600% Senior Notes due 2033 (included as an exhibit to the Fourth Supplemental Indenture dated as of May 23, 2022) (incorporated by reference to Exhibit 4.5 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

4.24	—	Form of 4.950% Senior Notes due 2052 (included as an exhibit to the Fourth Supplemental Indenture dated as of May 23, 2022) (incorporated by reference to Exhibit 4.6 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

4.25	—	Form of 5.200% Senior Notes due 2062 (included as an exhibit to the Fourth Supplemental Indenture dated as of May 23, 2022) (incorporated by reference to Exhibit 4.7 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

4.26	—	Description of ICE’s Securities Registered under Section 12 of the Exchange Act

10.1	—	Employment Agreement dated February 24, 2012 between Intercontinental Exchange Holdings, Inc. and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on February 24, 2012, File No. 001-32671).

60    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

10.2	—	Employment Agreement, dated as of May 15, 2021, between Intercontinental Exchange Holdings, Inc. and Warren Gardiner (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Amendment No. 1 to Current Report on Form 8-K filed with the SEC on May 20, 2021, File No. 001-36198).

10.3	—	Employment Agreement dated February 24, 2012 between Intercontinental Exchange Holdings, Inc. and David S. Goone (incorporated by reference to Exhibit 10.3 to Intercontinental Exchange Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on February 24, 2012, File No. 001-32671).

10.4	—	Employment Agreement dated August 1, 2016 between Intercontinental Exchange Holdings, Inc. and Benjamin Jackson (incorporated by reference to Exhibit 10.6 to Intercontinental Exchange, Inc.’s Annual Report on Form 10-K filed with the SEC on February 7, 2018, File No. 001-36198).

10.5	—	Employment Agreement dated as of February 1, 2021 between ICE Data, LP, a wholly-owned subsidiary of Intercontinental Exchange, Inc. and Lynn Martin (incorporated by reference to Exhibit 10.3 to Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021, File No. 001-36198).

10.6	—	Form of Employment Agreement between Intercontinental Exchange Holdings, Inc. and the other U.S. officers (incorporated by reference to Exhibit 10.6 to Intercontinental Exchange Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on February 24, 2012, File No. 001-32671).

10.7	—	Transition and Separation Agreement, dated as of March 14, 2022, between Intercontinental Exchange Holdings, Inc. and David S. Goone (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Amendment No. 1 to Current Report on Form 8-K filed with the SEC on March 17, 2022, File No. 001-36198).

10.8	—	Intercontinental Exchange Holdings, Inc. 2003 Restricted Stock Deferral Plan for Outside Directors, as amended effective December 31, 2008 (incorporated by reference to Exhibit 10.7 to Intercontinental Exchange Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 11, 2009, File No. 001-32671).

10.9	—	Intercontinental Exchange, Inc. Annual Executive Bonus Plan.

10.1	—	Intercontinental Exchange Holdings, Inc. 2013 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange Holdings, Inc.’s Registration Statement on Form S-8, filed with the SEC on May 24, 2013, File No. 333-188815).

10.11	—	Intercontinental Exchange, Inc. 2017 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.’s Form S-8 filed with the SEC on May 22, 2017, File No. 333-218619).

10.12	—	Intercontinental Exchange, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.’s Registration Statement on Form S-8, filed with the SEC on May 21, 2018, File No. 333-225065).

10.13	—	Intercontinental Exchange, Inc. 2022 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit A to Intercontinental Exchange, Inc.’s Definitive Proxy Statement filed on March 25, 2022, File No. 001-36198).

10.14	—	Intercontinental Exchange, Inc. 2022 Omnibus Non-Employee Director Incentive Plan (incorporated by reference to Exhibit B to Intercontinental Exchange, Inc.’s Definitive Proxy Statement filed on March 25, 2022, File No. 001-36198).

10.15	—	Form of Performance-Based Restricted Stock Unit Award Agreement (EBITDA and TSR) used with respect to grants of performance-based restricted stock units by the Company under the Intercontinental Exchange, Inc. 2017 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.17 to Intercontinental Exchange, Inc.’s Annual Report on Form 10-K filed with the SEC on February 7, 2018, File No. 001-36198).

10.16	—	Form of Performance-Based Restricted Stock Unit Award Agreement (Relative 3-Year TSR) used with respect to grants of performance-based restricted stock units by the Company under the Intercontinental Exchange, Inc. 2017 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.18 to Intercontinental Exchange, Inc.’s Annual Report on Form 10-K filed with the SEC on February 7, 2018, File No. 001-36198).

10.17	—	Form of Performance-Based Restricted Stock Unit Award Agreement (EBITDA and TSR) used with respect to grants of performance-based restricted stock units by the Company under the Intercontinental Exchange, Inc. 2022 Omnibus Employee Incentive Plan.

61    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

10.18	—	Form of Performance-Based Restricted Stock Unit Award Agreement (Relative 3-Year TSR) used with respect to grants of performance-based restricted stock units by the Company under the Intercontinental Exchange, Inc. 2022 Omnibus Employee Incentive Plan.

10.19	—	Contribution and Asset Transfer Agreement, dated as of May 11, 2000, by and between IntercontinentalExchange, LLC, Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.31 to Intercontinental Exchange Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 25, 2005, File No. 333-123500).

10.20	—	First Amendment to Contribution and Asset Transfer Agreement, dated as of May 17, 2000, by and among IntercontinentalExchange, LLC, Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.32 to Intercontinental Exchange Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 25, 2005, File No. 333-123500).

10.21	—	Second Amendment to Contribution and Asset Transfer Agreement, dated as of October 24, 2005, by and among Intercontinental Exchange Holdings, Inc., Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.33 to Intercontinental Exchange Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 25, 2005, File No. 333-123500).

10.22	—	Aircraft Time Sharing Agreement dated as of March 4, 2021 between Intercontinental Exchange Holdings, Inc. and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.5 to Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021, File No. 001-36198).

10.23	—	Aircraft Time Sharing Agreement dated as of February 2, 2022 between Intercontinental Exchange Holdings, Inc. and Warren Gardiner(incorporated by reference to Exhibit 10.23 to Intercontinental Exchange, Inc.’s Annual Report on Form 10-K filed with the SEC on February 3, 2022, File No. 001-36198).

10.24		Aircraft Time Sharing Agreement dated as of March 4, 2021 between Intercontinental Exchange Holdings, Inc. and David S. Goone (incorporated by reference to Exhibit 10.6 to Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021, File No. 001-36198).

10.25	—	Aircraft Time Sharing Agreement dated as of March 4, 2021 between Intercontinental Exchange Holdings, Inc. and Benjamin R. Jackson (incorporated by reference to Exhibit 10.7 to Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021, File No. 001-36198).

10.26	—	Aircraft Time Sharing Agreement dated as of March 4, 2021 between Intercontinental Exchange Holdings, Inc. and Lynn Martin (incorporated by reference to Exhibit 10.4 to Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021, File No. 001-36198).

10.27	—	Form of Agreement Relating to Noncompetition and Other Covenants signed by each of the non-employee directors and by Intercontinental Exchange, Inc. (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 17, 2016, File No. 001-36198).

10.28	—	Credit Agreement dated as of April 3, 2014 among Intercontinental Exchange, Inc. and ICE Europe Parent Limited, as borrowers, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swingline lender, Bank of America, N.A., as syndication agent, and each of the lenders party thereto for an aggregate $3.0 billion five-year senior unsecured revolving credit facility (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on April 7, 2014).

10.29	—	First Amendment to Credit Agreement dated as of May 15, 2015 amending Credit Agreement originally dated April 3, 2014 among Intercontinental Exchange, Inc. (formerly known as IntercontinentalExchange Group, Inc.) and ICE Europe Parent Limited, as borrowers, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swingline lender, Bank of America N.A., as syndication agent, and each of the lenders party thereto for an aggregate $3.0 billion five-year senior unsecured revolving credit facility (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 19, 2015, File No. 001-36198).

10.30	—	Second Amendment to Credit Agreement dated as of November 9, 2015 among Intercontinental Exchange, Inc. and ICE Europe Parent Limited, as borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated April 3, 2014 (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015) among Intercontinental Exchange, Inc. and ICE Europe Parent Limited, as borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on November 13, 2015, File No. 001-36198).

62    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

10.31	—	Third Amendment to Credit Agreement dated as of November 13, 2015 among Intercontinental Exchange, Inc. and ICE Europe Parent Limited, as borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014 (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015 and the Second Amendment to Credit Agreement, dated as of November 9, 2015) among Intercontinental Exchange, Inc. and ICE Europe Parent Limited, as borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, (incorporated by reference to Exhibit 10.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on November 13, 2015, File No. 001-36198).

10.32	—	The Fourth Amendment to Credit Agreement, dated as of August 18, 2017 among Intercontinental Exchange, Inc. as borrower, NYSE Holdings LLC as guarantor, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014 among Intercontinental Exchange, Inc. and ICE Europe Parent Limited, as borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, and the Third Amendment to Credit Agreement, dated as of November 13, 2015) (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 21, 2017, File No. 001-36198).

10.33	—	The Fifth Amendment to Credit Agreement, dated as of August 18, 2017 among Intercontinental Exchange, Inc. as borrower, NYSE Holdings LLC as guarantor, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014 among Intercontinental Exchange, Inc. and ICE Europe Parent Limited, as borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015 and the Fourth Amendment to Credit Agreement, dated as of August 18, 2017) (incorporated by reference to Exhibit 10.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 21, 2017, File No. 001-36198).

10.34	—	The Sixth Amendment to Credit Agreement, dated as of August 9, 2018 among Intercontinental Exchange, Inc. as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014 among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015, the Fourth Amendment to Credit Agreement, dated as of August 18, 2017, and the Fifth Amendment to Credit Agreement, dated as of August 18, 2017) (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 9, 2018, File No. 001-36198).

10.35	—	The Seventh Amendment to Credit Agreement, dated as of August 14, 2020 among Intercontinental Exchange, Inc. as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014 among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015, the Fourth Amendment to Credit Agreement, dated as of August 18, 2017, the Fifth Amendment to Credit Agreement, dated as of August 18, 2017 and the Sixth Amendment to Credit Agreement, dated as of August 9, 2018) (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 18, 2020, File No. 001-36198).

63    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

10.36	—	The Eighth Amendment to Credit Agreement, dated as of August 21, 2020 among Intercontinental Exchange, Inc. as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014 among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015, the Fourth Amendment to Credit Agreement, dated as of August 18, 2017, the Fifth Amendment to Credit Agreement, dated as of August 18, 2017, the Sixth Amendment to Credit Agreement, dated as of August 9, 2018 and the Seventh Amendment to Credit Agreement, dated as of August 14, 2020) (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 25, 2020, File No. 001-36198).

10.37	—	The Ninth Amendment, dated as of March 8, 2021, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015, the Fourth Amendment to Credit Agreement, dated as of August 18, 2017, the Fifth Amendment to Credit Agreement, dated as of August 18, 2017, the Sixth Amendment to Credit Agreement, dated as of August 9, 2018, the Seventh Amendment to Credit Agreement, dated as of August 14, 2020 and the Eighth Amendment to Credit Agreement, dated as of August 21, 2020) (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021, File No. 001-36198).

10.38	—	The Tenth Amendment, dated as of October 15, 2021, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015, the Fourth Amendment to Credit Agreement, dated as of August 18, 2017, the Fifth Amendment to Credit Agreement, dated as of August 18, 2017, the Sixth Amendment to Credit Agreement, dated as of August 9, 2018, the Seventh Amendment to Credit Agreement, dated as of August 14, 2020, the Eighth Amendment to Credit Agreement, dated as of August 21, 2021, and the Ninth Amendment to Credit Agreement, dated as of March 8, 2021) (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on October 18, 2021, File No. 001-36198).

10.39	—	The Eleventh Amendment, dated as of May 11, 2022, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015, the Fourth Amendment to Credit Agreement, dated as of August 18, 2017, the Fifth Amendment to Credit Agreement, dated as of August 18, 2017, the Sixth Amendment to Credit Agreement, dated as of August 9, 2018, the Seventh Amendment to Credit Agreement, dated as of August 14, 2020, the Eighth Amendment to Credit Agreement, dated as of August 21, 2020, the Ninth Amendment to Credit Agreement, dated as of March 8, 2021 and the Tenth Amendment to Credit Agreement, dated as of October 15, 2021) (incorporated by reference to Exhibit 10.3 to Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2022, File No. 001-36198).

64    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

10.40	—	The Twelfth Amendment, dated as of May 25, 2022, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015, the Fourth Amendment to Credit Agreement, dated as of August 18, 2017, the Fifth Amendment to Credit Agreement, dated as of August 18, 2017, the Sixth Amendment to Credit Agreement, dated as of August 9, 2018, the Seventh Amendment to Credit Agreement, dated as of August 14, 2020, the Eighth Amendment to Credit Agreement, dated as of August 21, 2020, the Ninth Amendment to Credit Agreement, dated as of March 8, 2021, the Tenth Amendment to Credit Agreement, dated as of October 15, 2021, and the Eleventh Amendment to Credit Agreement, dated as of May 11, 2022) (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on June 1, 2022, File No. 001-36198).

10.41	—	Term Loan Credit Agreement, dated as of May 25, 2022, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on June 1, 2022, File No. 001-36198).

21.1	—	Subsidiaries of Intercontinental Exchange, Inc.

23.1	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	—	Power of Attorney.

31.1	—	Rule 13a -14(a)/15d -14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a -14(a)/15d -14(a) Certification of Chief Financial Officer.

32.1	—	Section 1350 Certification of Chief Executive Officer.

32.2	—	Section 1350 Certification of Chief Financial Officer.

99.1		Consolidated financial statements of Bakkt Holdings, Inc. (incorporated by reference to Item 8 of Bakkt Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 31, 2022, File No. 001-39544). No other part of the Bakkt Holdings Annual Report on Form 10-K is being incorporated by reference.

101		Interactive data file.

104		Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).

65    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intercontinental Exchange, Inc.
(Registrant)

/s/ Jeffrey C. Sprecher
Date: March 15, 2023	By:	Jeffrey C. Sprecher
Chief Executive Officer

71    Amendment No. 1 to 2022 10-K    INTERCONTINENTAL EXCHANGE