Form 10-K/A
period 2022-12-31
Intercontinental Exchange, Inc.
filed 2023-03-24
CIK 1571949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
Amendment No. 2

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
(
770
)
857-4700

Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	ICE	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defin
ed in
Rul
e 405 of the Securities Act.     Yes  ☑    No  ☐
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
PCAOB ID: 42                                        Auditor Name: Ernst & Young LLP                                         Auditor Location: Atlanta, Georgia
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
On February 2, 2023, Intercontinental Exchange Inc. (“we,” “us,” “our,” the “Company,” or “ICE”) filed its Annual Report on Form
10-K
for the fiscal year ended December 31, 2022 (“2022 Form
10-K”)
with the U.S. Securities and Exchange Commission (the “SEC”) and filed Amendment No. 1 (“Amendment No. 1”) to the 2022 Form
10-K
on March 15, 2023.
We are filing this Amendment No. 2 on Form
10-K/A
(“Amendment No. 2”) to amend Part IV, Item 15 of the 2022 Form
10-K,
as amended by Amendment No. 1, to update the financial statements of Bakkt Holdings, Inc. (“Bakkt”) filed pursuant to Rule
3-09
of Regulation
S-X.
As disclosed in our consolidated financial statements, in 2021, Bakkt completed its merger with VPC Impact Acquisition Holdings, a special purpose acquisition company. Following the closing of the merger on October 15, 2021, we deconsolidated Bakkt upon loss of control and since then treat it as an equity method investment within our financial statements. Bakkt was a significant equity investee under Rule
3-09
for the year ended December 31, 2022. No other changes are being made to the 2022 Form
10-K
pursuant to this Amendment No. 2. The consolidated financial statements of Bakkt as of and for the year ended December 31, 2022 provided hereby were prepared and provided to us by Bakkt.
Except as otherwise expressly noted, this Amendment No. 2 does not modify or update in any way (i) the consolidated financial position, the results of operations or cash flows of the Company, or (ii) the disclosures in or exhibits to the 2022 Form
10-K,
as amended by Amendment No. 1; nor does it reflect events occurring after the filing of the 2022 Form
10-K.
Among other things, forward-looking statements made in the 2022 Form
10-K
have not been revised to reflect events that occurred or facts that became known to us after the filing of the 2022 Form
10-K,
and such forward-looking statements should be read in their historical context. Furthermore, this Amendment No. 2 should be read in conjunction with the 2022 Form
10-K,
as amended by Amendment No. 1, and any subsequent filings with the SEC.

3    Amendment No. 2 to 2022 10-K    INTERCONTINENTAL EXCHANGE

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

The exhibits listed below under “Index to Exhibits” are filed with or incorporated by reference in our 2022 Form 10-K, Amendment No. 1 and this Amendment No. 2. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. We will furnish any exhibit upon request to Investor Relations, 5660 New Northside Drive, Atlanta, Georgia 30328.

(c)	Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons

The consolidated financial statements of Bakkt Holdings, Inc. as of and for the year ended December 31, 2022, and the related notes, audited by Ernst & Young LLP, independent registered public accounting firm, as set forth in their report dated March 24, 2023 included therein, included in Exhibit 99.1 to this Amendment No. 2, are filed as part of Item 15 of this Amendment No. 2 to our 2022 Form 10-K and should be read in conjunction with our consolidated financial statements.

4    Amendment No. 2 to 2022 10-K    INTERCONTINENTAL EXCHANGE

EXHIBITS

Exhibit Number		Description of Document

2.1	—	Agreement and Plan of Merger, dated as of May 4, 2022, among Intercontinental Exchange, Inc., Sand Merger Sub Corporation and Black Knight, Inc. (incorporated by reference to Exhibit 2.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 6, 2022, File No. 001-36198).

3.1	—	Sixth Amended and Restated Certificate of Incorporation of Intercontinental Exchange, Inc., effective August 22, 2022 (incorporated by reference to Exhibit 3.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 22, 2022, File No. 001-36198).

3.2	—	Ninth Amended and Restated Bylaws of Intercontinental Exchange, Inc., effective August 22, 2022 (incorporated by reference to Exhibit 3.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 22, 2022, File No. 001-36198).

4.1	—	Indenture dated as of November 24, 2015 among Intercontinental Exchange, Inc., as issuer, NYSE Holdings LLC, as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on November 24, 2015, File No. 001-36198).

4.2	—	First Supplemental Indenture dated as of November 24, 2015 among Intercontinental Exchange, Inc., as issuer, NYSE Holdings LLC, as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on November 24, 2015, File No. 001-36198).

4.3	—	Form of 3.75% Senior Notes due 2025 (included as an exhibit to the First Supplemental Indenture dated as of November 24, 2015) (incorporated by reference to Exhibit 4.4 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on November 24, 2015, File No. 001-36198).

4.4	—	Second Supplemental Indenture dated as of August 17, 2017 among Intercontinental Exchange, Inc., as issuer, NYSE Holdings LLC, as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 17, 2017, File No. 001-36198).

4.5	—	Form of 3.100% Senior Notes due 2027 (included as an exhibit to the Second Supplemental Indenture dated as of August 17, 2017) (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 17, 2017, File No. 001-36198).

4.6	—	Indenture dated as of August 13, 2018 between Intercontinental Exchange, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 13, 2018, File No. 001-36198).

4.7	—	First Supplemental Indenture dated as of August 13, 2018 between Intercontinental Exchange, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 13, 2018, File No. 001-36198).

4.8	—	Form of 3.450% Senior Notes due 2023 (included as an exhibit to the First Supplemental Indenture dated as of August 13, 2018) (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 13, 2018, File No. 001-36198).

4.9	—	Form of 3.750% Senior Notes due 2028 (included as an exhibit to the First Supplemental Indenture dated as of August 13, 2018) (incorporated by reference to Exhibit 4.4 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 13, 2018, File No. 001-36198).

4.10	—	Form of 4.250% Senior Notes due 2048 (included as an exhibit to the First Supplemental Indenture dated as of August 13, 2018) (incorporated by reference to Exhibit 4.5 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 13, 2018, File No. 001-36198).

5    Amendment No. 2 to 2022 10-K    INTERCONTINENTAL EXCHANGE

4.11	—	Second Supplemental Indenture dated as of May 26, 2020 between Intercontinental Exchange, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 26, 2020, File No. 001-36198).

4.12	—	Form of 2.100% Senior Notes due 2030 (included as an exhibit to the Second Supplemental Indenture dated as of May 26, 2020) (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 26, 2020, File No. 001-36198).

4.13	—	Form of 3.000% Senior Notes due 2050 (included as an exhibit to the Second Supplemental Indenture dated as of May 26, 2020) (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 26, 2020, File No. 001-36198).

4.14	—	Third Supplemental Indenture dated as of August 20, 2020 between Intercontinental Exchange, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 20, 2020, File No. 001-36198).

4.15	—	Form of 0.700% Senior Notes due 2023 (included as an exhibit to the Third Supplemental Indenture dated as of August 20, 2020) (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 20, 2020, File No. 001-36198).

4.16	—	Form of 1.850% Senior Notes due 2032 (included as an exhibit to the Third Supplemental Indenture dated as of August 20, 2020) (incorporated by reference to Exhibit 4.4 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 20, 2020, File No. 001-36198).

4.17	—	Form of 2.650% Senior Notes due 2040 (included as an exhibit to the Third Supplemental Indenture dated as of August 20, 2020) (incorporated by reference to Exhibit 4.5 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 20, 2020, File No. 001-36198).

4.18	—	Form of 3.000% Senior Notes due 2060 (included as an exhibit to the Third Supplemental Indenture dated as of August 20, 2020) (incorporated by reference to Exhibit 4.6 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 20, 2020, File No. 001-36198).

4.19	—	Fourth Supplemental Indenture dated as of May 23, 2022 between Intercontinental Exchange, Inc., as issuer, and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

4.20	—	Form of 3.650% Senior Notes due 2025 (included as an exhibit to the Fourth Supplemental Indenture dated as of May 23, 2022) (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

4.21	—	Form of 4.000% Senior Notes due 2027 (included as an exhibit to the Fourth Supplemental Indenture dated as of May 23, 2022) (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

4.22	—	Form of 4.350% Senior Notes due 2029 (included as an exhibit to the Fourth Supplemental Indenture dated as of May 23, 2022) (incorporated by reference to Exhibit 4.4 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

4.23	—	Form of 4.600% Senior Notes due 2033 (included as an exhibit to the Fourth Supplemental Indenture dated as of May 23, 2022) (incorporated by reference to Exhibit 4.5 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

4.24	—	Form of 4.950% Senior Notes due 2052 (included as an exhibit to the Fourth Supplemental Indenture dated as of May 23, 2022) (incorporated by reference to Exhibit 4.6 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

4.25	—	Form of 5.200% Senior Notes due 2062 (included as an exhibit to the Fourth Supplemental Indenture dated as of May 23, 2022) (incorporated by reference to Exhibit 4.7 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

**4.26	—	Description of ICE’s Securities Registered under Section 12 of the Exchange Act.

10.1	—	Employment Agreement dated February 24, 2012 between Intercontinental Exchange Holdings, Inc. and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on February 24, 2012, File No. 001-32671).

6    Amendment No. 2 to 2022 10-K    INTERCONTINENTAL EXCHANGE

10.2	—	Employment Agreement, dated as of May 15, 2021, between Intercontinental Exchange Holdings, Inc. and Warren Gardiner (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Amendment No. 1 to Current Report on Form 8-K filed with the SEC on May 20, 2021, File No. 001-36198).

10.3	—	Employment Agreement dated February 24, 2012 between Intercontinental Exchange Holdings, Inc. and David S. Goone (incorporated by reference to Exhibit 10.3 to Intercontinental Exchange Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on February 24, 2012, File No. 001-32671).

10.4	—	Employment Agreement dated August 1, 2016 between Intercontinental Exchange Holdings, Inc. and Benjamin Jackson (incorporated by reference to Exhibit 10.6 to Intercontinental Exchange, Inc.’s Annual Report on Form 10-K filed with the SEC on February 7, 2018, File No. 001-36198).

10.5	—	Employment Agreement dated as of February 1, 2021 between ICE Data, LP, a wholly-owned subsidiary of Intercontinental Exchange, Inc. and Lynn Martin (incorporated by reference to Exhibit 10.3 to Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021, File No. 001-36198).

10.6	—	Form of Employment Agreement between Intercontinental Exchange Holdings, Inc. and the other U.S. officers (incorporated by reference to Exhibit 10.6 to Intercontinental Exchange Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on February 24, 2012, File No. 001-32671).

10.7	—	Transition and Separation Agreement, dated as of March 14, 2022, between Intercontinental Exchange Holdings, Inc. and David S. Goone (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Amendment No. 1 to Current Report on Form 8-K filed with the SEC on March 17, 2022, File No. 001-36198).

10.8	—	Intercontinental Exchange Holdings, Inc. 2003 Restricted Stock Deferral Plan for Outside Directors, as amended effective December 31, 2008 (incorporated by reference to Exhibit 10.7 to Intercontinental Exchange Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 11, 2009, File No. 001-32671).

*10.9	—	Intercontinental Exchange, Inc. Annual Executive Bonus Plan.

10.1	—	Intercontinental Exchange Holdings, Inc. 2013 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange Holdings, Inc.’s Registration Statement on Form S-8, filed with the SEC on May 24, 2013, File No. 333-188815).

10.11	—	Intercontinental Exchange, Inc. 2017 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.’s Form S-8 filed with the SEC on May 22, 2017, File No. 333-218619).

10.12	—	Intercontinental Exchange, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.’s Registration Statement on Form S-8, filed with the SEC on May 21, 2018, File No. 333-225065).

10.13	—	Intercontinental Exchange, Inc. 2022 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit A to Intercontinental Exchange, Inc.’s Definitive Proxy Statement filed on March 25, 2022, File No. 001-36198).

10.14	—	Intercontinental Exchange, Inc. 2022 Omnibus Non-Employee Director Incentive Plan (incorporated by reference to Exhibit B to Intercontinental Exchange, Inc.’s Definitive Proxy Statement filed on March 25, 2022, File No. 001-36198).

10.15	—	Form of Performance-Based Restricted Stock Unit Award Agreement (EBITDA and TSR) used with respect to grants of performance-based restricted stock units by the Company under the Intercontinental Exchange, Inc. 2017 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.17 to Intercontinental Exchange, Inc.’s Annual Report on Form 10-K filed with the SEC on February 7, 2018, File No. 001-36198).

10.16	—	Form of Performance-Based Restricted Stock Unit Award Agreement (Relative 3-Year TSR) used with respect to grants of performance-based restricted stock units by the Company under the Intercontinental Exchange, Inc. 2017 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.18 to Intercontinental Exchange, Inc.’s Annual Report on Form 10-K filed with the SEC on February 7, 2018, File No. 001-36198).

*10.17	—	Form of Performance-Based Restricted Stock Unit Award Agreement (EBITDA and TSR) used with respect to grants of performance-based restricted stock units by the Company under the Intercontinental Exchange, Inc. 2022 Omnibus Employee Incentive Plan.

7    Amendment No. 2 to 2022 10-K    INTERCONTINENTAL EXCHANGE

*10.18	—	Form of Performance-Based Restricted Stock Unit Award Agreement (Relative 3-Year TSR) used with respect to grants of performance-based restricted stock units by the Company under the Intercontinental Exchange, Inc. 2022 Omnibus Employee Incentive Plan.

10.19	—	Contribution and Asset Transfer Agreement, dated as of May 11, 2000, by and between IntercontinentalExchange, LLC, Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.31 to Intercontinental Exchange Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 25, 2005, File No. 333-123500).

10.20	—	First Amendment to Contribution and Asset Transfer Agreement, dated as of May 17, 2000, by and among IntercontinentalExchange, LLC, Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.32 to Intercontinental Exchange Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 25, 2005, File No. 333-123500).

10.21	—	Second Amendment to Contribution and Asset Transfer Agreement, dated as of October 24, 2005, by and among Intercontinental Exchange Holdings, Inc., Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.33 to Intercontinental Exchange Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 25, 2005, File No. 333-123500).

10.22	—	Aircraft Time Sharing Agreement dated as of March 4, 2021 between Intercontinental Exchange Holdings, Inc. and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.5 to Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021, File No. 001-36198).

10.23	—	Aircraft Time Sharing Agreement dated as of February 2, 2022 between Intercontinental Exchange Holdings, Inc. and Warren Gardiner (incorporated by reference to Exhibit 10.23 to Intercontinental Exchange, Inc.’s Annual Report on Form 10-K filed with the SEC on February 3, 2022, File No. 001-36198).

10.24		Aircraft Time Sharing Agreement dated as of March 4, 2021 between Intercontinental Exchange Holdings, Inc. and David S. Goone (incorporated by reference to Exhibit 10.6 to Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021, File No. 001-36198).

10.25	—	Aircraft Time Sharing Agreement dated as of March 4, 2021 between Intercontinental Exchange Holdings, Inc. and Benjamin R. Jackson (incorporated by reference to Exhibit 10.7 to Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021, File No. 001-36198).

10.26	—	Aircraft Time Sharing Agreement dated as of March 4, 2021 between Intercontinental Exchange Holdings, Inc. and Lynn Martin (incorporated by reference to Exhibit 10.4 to Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021, File No. 001-36198).

10.27	—	Form of Agreement Relating to Noncompetition and Other Covenants signed by each of the non-employee directors and by Intercontinental Exchange, Inc. (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 17, 2016, File No. 001-36198).

10.28	—	Credit Agreement dated as of April 3, 2014 among Intercontinental Exchange, Inc. and ICE Europe Parent Limited, as borrowers, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swingline lender, Bank of America, N.A., as syndication agent, and each of the lenders party thereto for an aggregate $3.0 billion five-year senior unsecured revolving credit facility (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on April 7, 2014).

10.29	—	First Amendment to Credit Agreement dated as of May 15, 2015 amending Credit Agreement originally dated April 3, 2014 among Intercontinental Exchange, Inc. (formerly known as IntercontinentalExchange Group, Inc.) and ICE Europe Parent Limited, as borrowers, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swingline lender, Bank of America N.A., as syndication agent, and each of the lenders party thereto for an aggregate $3.0 billion five-year senior unsecured revolving credit facility (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 19, 2015, File No. 001-36198).

10.30	—	Second Amendment to Credit Agreement dated as of November 9, 2015 among Intercontinental Exchange, Inc. and ICE Europe Parent Limited, as borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated April 3, 2014 (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015) among Intercontinental Exchange, Inc. and ICE Europe Parent Limited, as borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on November 13, 2015, File No. 001-36198).

8    Amendment No. 2 to 2022 10-K    INTERCONTINENTAL EXCHANGE

10.31	—	Third Amendment to Credit Agreement dated as of November 13, 2015 among Intercontinental Exchange, Inc. and ICE Europe Parent Limited, as borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014 (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015 and the Second Amendment to Credit Agreement, dated as of November 9, 2015) among Intercontinental Exchange, Inc. and ICE Europe Parent Limited, as borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, (incorporated by reference to Exhibit 10.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on November 13, 2015, File No. 001-36198).

10.32	—	The Fourth Amendment to Credit Agreement, dated as of August 18, 2017 among Intercontinental Exchange, Inc. as borrower, NYSE Holdings LLC as guarantor, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014 among Intercontinental Exchange, Inc. and ICE Europe Parent Limited, as borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, and the Third Amendment to Credit Agreement, dated as of November 13, 2015) (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 21, 2017, File No. 001-36198).

10.33	—	The Fifth Amendment to Credit Agreement, dated as of August 18, 2017 among Intercontinental Exchange, Inc. as borrower, NYSE Holdings LLC as guarantor, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014 among Intercontinental Exchange, Inc. and ICE Europe Parent Limited, as borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015 and the Fourth Amendment to Credit Agreement, dated as of August 18, 2017) (incorporated by reference to Exhibit 10.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 21, 2017, File No. 001-36198).

10.34	—	The Sixth Amendment to Credit Agreement, dated as of August 9, 2018 among Intercontinental Exchange, Inc. as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014 among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015, the Fourth Amendment to Credit Agreement, dated as of August 18, 2017, and the Fifth Amendment to Credit Agreement, dated as of August 18, 2017) (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 9, 2018, File No. 001-36198).

10.35	—	The Seventh Amendment to Credit Agreement, dated as of August 14, 2020 among Intercontinental Exchange, Inc. as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014 among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015, the Fourth Amendment to Credit Agreement, dated as of August 18, 2017, the Fifth Amendment to Credit Agreement, dated as of August 18, 2017 and the Sixth Amendment to Credit Agreement, dated as of August 9, 2018) (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 18, 2020, File No. 001-36198).

9    Amendment No. 2 to 2022 10-K    INTERCONTINENTAL EXCHANGE

10.36	—	The Eighth Amendment to Credit Agreement, dated as of August 21, 2020 among Intercontinental Exchange, Inc. as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014 among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015, the Fourth Amendment to Credit Agreement, dated as of August 18, 2017, the Fifth Amendment to Credit Agreement, dated as of August 18, 2017, the Sixth Amendment to Credit Agreement, dated as of August 9, 2018 and the Seventh Amendment to Credit Agreement, dated as of August 14, 2020) (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 25, 2020, File No. 001-36198).

10.37	—	The Ninth Amendment, dated as of March 8, 2021, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015, the Fourth Amendment to Credit Agreement, dated as of August 18, 2017, the Fifth Amendment to Credit Agreement, dated as of August 18, 2017, the Sixth Amendment to Credit Agreement, dated as of August 9, 2018, the Seventh Amendment to Credit Agreement, dated as of August 14, 2020 and the Eighth Amendment to Credit Agreement, dated as of August 21, 2020) (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021, File No. 001-36198).

10.38	—	The Tenth Amendment, dated as of October 15, 2021, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015, the Fourth Amendment to Credit Agreement, dated as of August 18, 2017, the Fifth Amendment to Credit Agreement, dated as of August 18, 2017, the Sixth Amendment to Credit Agreement, dated as of August 9, 2018, the Seventh Amendment to Credit Agreement, dated as of August 14, 2020, the Eighth Amendment to Credit Agreement, dated as of August 21, 2021, and the Ninth Amendment to Credit Agreement, dated as of March 8, 2021) (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on October 18, 2021, File No. 001-36198).

10.39	—	The Eleventh Amendment, dated as of May 11, 2022, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015, the Fourth Amendment to Credit Agreement, dated as of August 18, 2017, the Fifth Amendment to Credit Agreement, dated as of August 18, 2017, the Sixth Amendment to Credit Agreement, dated as of August 9, 2018, the Seventh Amendment to Credit Agreement, dated as of August 14, 2020, the Eighth Amendment to Credit Agreement, dated as of August 21, 2020, the Ninth Amendment to Credit Agreement, dated as of March 8, 2021 and the Tenth Amendment to Credit Agreement, dated as of October 15, 2021) (incorporated by reference to Exhibit 10.3 to Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2022, File No. 001-36198).

10    Amendment No. 2 to 2022 10-K    INTERCONTINENTAL EXCHANGE

10.40	—	The Twelfth Amendment, dated as of May 25, 2022, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015, the Fourth Amendment to Credit Agreement, dated as of August 18, 2017, the Fifth Amendment to Credit Agreement, dated as of August 18, 2017, the Sixth Amendment to Credit Agreement, dated as of August 9, 2018, the Seventh Amendment to Credit Agreement, dated as of August 14, 2020, the Eighth Amendment to Credit Agreement, dated as of August 21, 2020, the Ninth Amendment to Credit Agreement, dated as of March 8, 2021, the Tenth Amendment to Credit Agreement, dated as of October 15, 2021, and the Eleventh Amendment to Credit Agreement, dated as of May 11, 2022) (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on June 1, 2022, File No. 001-36198).

10.41	—	Term Loan Credit Agreement, dated as of May 25, 2022, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on June 1, 2022, File No. 001-36198).

*21.1	—	Subsidiaries of Intercontinental Exchange, Inc.

*23.1	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

***23.2	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*24.1	—	Power of Attorney.

***31.1	—	Rule 13a -14(a)/15d -14(a) Certification of Chief Executive Officer.

***31.2	—	Rule 13a -14(a)/15d -14(a) Certification of Chief Financial Officer.

***32.1	—	Section 1350 Certification of Chief Executive Officer.

***32.2	—	Section 1350 Certification of Chief Financial Officer.

***99.1	—	Consolidated financial statements of Bakkt Holdings, Inc. as of and for the year ended December 31, 2022 (incorporated by reference to Item 8 of Bakkt Holdings, Inc,’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 24, 2023, File No. 001-39544). No other part of the Bakkt Holdings Annual Report on Form 10-K is being incorporated by reference.

***101		Interactive data file.

***104		Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).

*	Filed with Registrant’s Form 10-K dated February 2, 2023.
**	Filed with Registrant’s Form 10-K/A dated March 15, 2023.
***	Filed herewith.

11    Amendment No. 2 to 2022 10-K    INTERCONTINENTAL EXCHANGE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intercontinental Exchange, Inc. (Registrant)

/s/ Jeffrey C. Sprecher
Date: March 24, 2023	By:	Jeffrey C. Sprecher
Chief Executive Officer