Form 10-Q
period 2023-03-31
Intercontinental Exchange, Inc.
filed 2023-05-04
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☑
As of May 1, 2023, the number of shares of the registrant’s Common Stock outstanding was 559,866,960 shares.

INTERCONTINENTAL EXCHANGE, INC.
Form 10-Q
Quarterly Period Ended March 31, 2023

PART I. Financial Statements
Item 1.    Consolidated Financial Statements

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)

	As of	As of December 31, 2022
	March 31, 2023
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$2,069	$1,799
Short-term restricted cash and cash equivalents	6,145	6,149
Cash and cash equivalent margin deposits and guaranty funds	102,072	141,990
Invested deposits, delivery contracts receivable and unsettled variation margin	1,897	5,382
Customer accounts receivable, net of allowance for doubtful accounts of $21 and $22 at March 31, 2023 and December 31, 2022, respectively	1,650	1,169
Prepaid expenses and other current assets	503	458
Total current assets	114,336	156,947
Property and equipment, net	1,727	1,767
Other non-current assets:
Goodwill	21,120	21,111
Other intangible assets, net	12,946	13,090
Long-term restricted cash and cash equivalents	405	405
Other non-current assets	1,016	1,018
Total other non-current assets	35,487	35,624
Total assets	$151,550	$194,338

Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$949	$866
Section 31 fees payable	118	223
Accrued salaries and benefits	146	352
Deferred revenue	562	170
Short-term debt	—	4
Margin deposits and guaranty funds	102,072	141,990
Invested deposits, delivery contracts payable and unsettled variation margin	1,897	5,382
Other current liabilities	262	184
Total current liabilities	106,006	149,171
Non-current liabilities:
Non-current deferred tax liability, net	3,409	3,493
Long-term debt	18,123	18,118
Accrued employee benefits	157	160
Non-current operating lease liability	233	254
Other non-current liabilities	411	381
Total non-current liabilities	22,333	22,406
Total liabilities	128,339	171,577
Commitments and contingencies

Equity:
Intercontinental Exchange, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 1,500 shares authorized; 635 and 634 issued at March 31, 2023 and December 31, 2022, respectively, and 559 shares outstanding for both March 31, 2023 and December 31, 2022	6	6
Treasury stock, at cost; 76 and 75 shares at March 31, 2023 and December 31, 2022, respectively	(6,274)	(6,225)
Additional paid-in capital	14,388	14,313
Retained earnings	15,362	14,943
Accumulated other comprehensive loss	(315)	(331)
Total Intercontinental Exchange, Inc. stockholders’ equity	23,167	22,706
Non-controlling interest in consolidated subsidiaries	44	55
Total equity	23,211	22,761
Total liabilities and equity	$151,550	$194,338

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Exchanges	$1,673	$1,643
Fixed income and data services	563	509
Mortgage technology	236	307
Total revenues	2,472	2,459
Transaction-based expenses:
Section 31 fees	119	51
Cash liquidity payments, routing and clearing	457	509
Total revenues, less transaction-based expenses	1,896	1,899
Operating expenses:
Compensation and benefits	352	359
Professional services	28	34
Acquisition-related transaction and integration costs	21	9
Technology and communication	172	175
Rent and occupancy	20	21
Selling, general and administrative	74	55
Depreciation and amortization	260	254
Total operating expenses	927	907
Operating income	969	992
Other income/(expense):
Interest income	91	1
Interest expense	(176)	(103)
Other expense, net	(35)	(58)
Total other income/(expense), net	(120)	(160)
Income before income tax expense	849	832
Income tax expense	175	165
Net income	$674	$667
Net income attributable to non-controlling interest	(19)	(10)
Net income attributable to Intercontinental Exchange, Inc.	$655	$657
Earnings per share attributable to Intercontinental Exchange, Inc. common stockholders:
Basic	$1.17	$1.17
Diluted	$1.17	$1.16
Weighted average common shares outstanding:
Basic	559	561
Diluted	561	564

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$674	$667
Other comprehensive income/(loss):
Foreign currency translation adjustments	16	(25)
Other comprehensive income/(loss)	16	(25)
Comprehensive income	$690	$642
Comprehensive income attributable to non-controlling interest	(19)	(10)
Comprehensive income attributable to Intercontinental Exchange, Inc.	$671	$632
See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Value	Shares	Value
Balance, as of December 31, 2022	634	$6	(75)	$(6,225)	$14,313	$14,943	$(331)	$55	$22,761
Other comprehensive income	—	—	—	—	—	—	16	—	16
Exercise of common stock options	—	—	—	—	10	—	—	—	10
Payments relating to treasury shares	—	—	(1)	(49)	—	—	—	—	(49)
Stock-based compensation	—	—	—	—	47	—	—	—	47
Issuance under the employee stock purchase plan	—	—	—	—	18	—	—	—	18
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Distributions of profits	—	—	—	—	—	—	—	(30)	(30)
Dividends paid to stockholders	—	—	—	—	—	(236)	—	—	(236)
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	(19)	—	19	—
Net income	—	—	—	—	—	674	—	—	674
Balance, as of March 31, 2023	635	$6	(76)	$(6,274)	$14,388	$15,362	$(315)	$44	$23,211

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Value	Shares	Value
Balance, as of December 31, 2021	631	$6	(70)	$(5,520)	$14,069	$14,350	$(196)	$39	$22,748
Other comprehensive loss	—	—	—	—	—	—	(25)	—	(25)
Exercise of common stock options	—	—	—	—	15	—	—	—	15
Repurchases of common stock	—	—	(3)	(475)	—	—	—	—	(475)
Payments relating to treasury shares	—	—	(1)	(69)	—	—	—	—	(69)
Stock-based compensation	—	—	—	—	45	—	—	—	45
Issuance under the employee stock purchase plan	—	—	—	—	24	—	—	—	24
Issuance of restricted stock	2	—	—	—	—	—	—	—	—
Distributions of profits	—	—	—	—	—	—	—	(13)	(13)
Dividends paid to stockholders	—	—	—	—	—	(214)	—	—	(214)
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	(10)	—	10	—
Net income	—	—	—	—	—	667	—	—	667
Balance, as of March 31, 2022	633	$6	(74)	$(6,064)	$14,153	$14,793	$(221)	$36	$22,703

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net income	$674	$667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	260	254
Stock-based compensation	40	38
Deferred taxes	(83)	(86)
Net losses from unconsolidated investees	35	42
Other	10	9
Changes in assets and liabilities:
Customer accounts receivable	(484)	(480)
Other current and non-current assets	(88)	(56)
Section 31 fees payable	(105)	(7)
Deferred revenue	406	411
Other current and non-current liabilities	(12)	(36)
Total adjustments	(21)	89
Net cash provided by operating activities	653	756

Investing activities:
Capital expenditures	(21)	(36)
Capitalized software development costs	(64)	(67)
Purchases of invested margin deposits	(463)	(651)
Proceeds from sales of invested margin deposits	2,605	1,709
Other	(12)	(73)
Net cash provided by investing activities	2,045	882

Financing activities:
Repayments of debt	(4)	—
Proceeds from commercial paper, net	—	256
Repurchases of common stock	—	(475)
Dividends to stockholders	(236)	(214)
Change in cash and cash equivalent margin deposits and guaranty funds	(42,059)	14,153
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(49)	(69)
Other	(3)	27
Net cash provided by/(used in) financing activities	(42,351)	13,678
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	1	(1)
Net increase/(decrease) in cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	(39,652)	15,315
Cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at beginning of period	150,343	147,976
Cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at end of period	$110,691	$163,291

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In millions)
(Unaudited)

	As of March 31, 2023	As of March 31, 2022
Supplemental cash flow disclosure:
Cash paid for income taxes	$149	$90
Cash paid for interest	$167	$117

Reconciliation of the components of cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds to the balance sheet:
Cash and cash equivalents	$2,069	$638
Short-term restricted cash and cash equivalents	6,145	1,101
Long-term restricted cash and cash equivalents	405	405
Cash and cash equivalent margin deposits and guaranty funds	102,072	161,147
Total	$110,691	$163,291

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.Description of Business
Nature of Business and Organization
Intercontinental Exchange, Inc. is a provider of market infrastructure, data services and technology solutions to a broad range of customers including financial institutions, corporations and government entities. These products, which span major asset classes including futures, equities, fixed income and United States, or U.S., residential mortgages provide our customers with access to mission critical tools that are designed to increase asset class transparency and workflow efficiency. Our business is conducted through three reportable business segments:
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

2.     Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2022. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in our opinion, necessary for a fair presentation of results for the interim periods presented. We believe that these adjustments are of a normal recurring nature.
Preparing financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the amounts that are reported in our consolidated financial statements and accompanying disclosures. Actual amounts could differ from those estimates. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
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
We have considered the impacts of macroeconomic conditions, including recent banking sector events and the uncertainty surrounding the U.S. debt ceiling, as well as the ongoing conflict between Russia, Belarus and Ukraine on our financial statements. As of March 31, 2023, our businesses and operations, including our exchanges, clearing houses, listings venues, data services businesses and mortgage platforms, have not suffered a material negative impact as a result of these events. There continues to be uncertainty surrounding the extent and duration of this ongoing conflict and the impact that it may have on the global economy and on our business.
Recently Adopted Accounting Pronouncements
During the three months ended March 31, 2023, there were no significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022, or the 2022 Form 10-K.

3.     Pending Acquisition
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
On March 7, 2023, ICE and Black Knight announced that, in connection with the merger agreement, Black Knight has entered into an agreement to sell its loan origination business. On March 7, 2023, ICE and Black Knight also entered into an amendment to the merger agreement to reduce the value of the aggregate transaction consideration to approximately $11.7 billion as of March 7, 2023, or $75 per share of Black Knight common stock, with cash comprising 90% of the value of the aggregate transaction consideration and shares of our common stock comprising 10% of the value of the aggregate transaction consideration. The aggregate cash component of the transaction consideration is fixed at $10.5 billion, and the value of the aggregate stock component of the transaction consideration will fluctuate with the market price of our common stock and will be determined based on the average of the volume weighted averages of the trading prices of our common stock on each of the ten consecutive trading days ending three trading days prior to the closing of the merger. If consummated, we expect that this transaction will build on our position as a provider of end-to-end electronic workflow solutions for the rapidly evolving U.S. residential mortgage industry. We believe the Black Knight ecosystem adds value for clients of all sizes across the mortgage and real estate lifecycles by helping organizations lower costs, increase efficiencies, grow their businesses, and reduce risk.
On March 30, 2023, our amended proxy statement/prospectus on Form S-4 was declared effective by the SEC, and on April 28, 2023, Black Knight stockholders approved the amendment to the merger agreement. The transaction is expected to close in the second half of 2023 following the receipt of regulatory approvals, a favorable resolution of the FTC litigation concerning this transaction, and the satisfaction of customary closing conditions. See Note 13 where additional details of this transaction are discussed.

4. Investments
Equity Investments Subject to ASU 2016-01
Our equity investments are subject to valuation under Accounting Standards Update, or ASU, 2016-01, Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. See Note 14 for a discussion of our determination of fair value of our financial instruments, which were not material as of March 31, 2023.
Equity Method Investments
Our equity method investments include the Options Clearing Corporation, or OCC, and Bakkt Holdings, LLC, or Bakkt, among others. Our equity method investments are included in other non-current assets in the accompanying consolidated balance sheet. We initially record our equity method investments at cost. At the end of each reporting period, we record our share of profits or losses of our equity method investments as equity earnings included in other income, and adjust the carrying value of our equity method investment accordingly. In addition, if and when our equity method investments issue cash dividends to us, we deduct the amount of these dividends from the carrying amount of that investment. We assess the carrying value periodically if impairment indicators are present.
We recognized $35 million and $42 million as our share of estimated losses, net, from our equity method investments during the three months ended March 31, 2023 and 2022, respectively. The estimated losses during both the three months ended March 31, 2023 and March 31, 2022 are primarily related to our investment in Bakkt, partially offset by our share of OCC profits. Both periods include adjustments to reflect the difference between reported prior period actual results from our original estimates.
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
Investment in OCC
We own a 40% interest in OCC through a direct investment by the New York Stock Exchange, or NYSE. OCC is regulated by the SEC as a registered clearing agency and by the Commodity Futures Trading Commission, or CFTC, as a derivatives clearing organization. OCC serves as a clearing house for securities options, security futures, commodity futures and options on futures traded on various independent exchanges. OCC clears securities options traded on NYSE Arca and NYSE Amex Options, along with other non-affiliated exchanges.
Investment in Bakkt
As of March 31, 2023, we held an approximate 66% economic interest in Bakkt. As a result of limitations on ICE from the Bakkt voting agreement entered into in connection with Bakkt's merger with VIH, we hold a minority voting interest in Bakkt and treat it as an equity method investment.

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
Refer to Note 5 to the consolidated financial statements included in Part II, Item 8 of our 2022 Form 10-K where our primary revenue contract classifications are described in detail.

The following table depicts the disaggregation of our revenue according to business line and segment (in millions). Amounts here have been aggregated as they follow consistent revenue recognition patterns, and are consistent with the segment information in Note 15:

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Three Months Ended March 31, 2023:
Total revenues	$1,673	$563	$236	$2,472
Transaction-based expenses	576	—	—	576
Total revenues, less transaction-based expenses	$1,097	$563	$236	$1,896

Timing of Revenue Recognition
Services transferred at a point in time	$635	$123	$67	$825
Services transferred over time	462	440	169	1,071
Total revenues, less transaction-based expenses	$1,097	$563	$236	$1,896

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Three Months Ended March 31, 2022:
Total revenues	$1,643	$509	$307	$2,459
Transaction-based expenses	560	—	—	560
Total revenues, less transaction-based expenses	$1,083	$509	$307	$1,899

Timing of Revenue Recognition
Services transferred at a point in time	$634	$76	$142	$852
Services transferred over time	449	433	165	1,047
Total revenues, less transaction-based expenses	$1,083	$509	$307	$1,899

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

The components of services transferred over time for each of our segments are as follows:

	Three Months Ended March 31,
	2023	2022
Exchanges Segment:
Data services revenues	$232	$214
Services transferred over time related to risk management of open interest performance obligations	76	76
Services transferred over time related to listings	126	129
Services transferred over time related to regulatory fees, trading permits, and software licenses	28	30
Total	$462	$449

Fixed Income Data Services Segment:
Data services revenues	$430	$422
Services transferred over time related to risk management of open interest performance obligations in our CDS business	10	11
Total	$440	$433

Mortgage Technology Segment:
Subscription revenues	$165	$156
Professional service revenues and other	4	9
Total	$169	$165

Total consolidated revenues transferred over time	$1,071	$1,047

6. Goodwill and Other Intangible Assets
The following is a summary of the activity in our goodwill balance for the three months ended March 31, 2023 (in millions):

Goodwill balance at December 31, 2022	$21,111
Foreign currency translation	8
Other activity, net	1
Goodwill balance at March 31, 2023	$21,120
The following is a summary of the activity in our other intangible assets balance for the three months ended March 31, 2023 (in millions):

Other intangible assets balance at December 31, 2022	$13,090
Foreign currency translation	6
Amortization of other intangible assets	(150)
Other intangible assets balance at March 31, 2023	$12,946
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

During the three months ended March 31, 2023, we considered potential indicators of impairment to goodwill and other intangible assets for each of our reporting units, which included declines in our stock price and recent inflation spikes and rising interest rates, including their effect on our forecasts, among others. As such, we performed this assessment to determine whether it was more-likely-than-not that goodwill and indefinite lived intangibles within each of our reportable business segments were impaired. Additionally, we evaluated whether the carrying value of the finite lived intangible assets within our reportable business segments may not be recoverable. After evaluating events, circumstances and factors which could affect the significant inputs used in our evaluation of cash flows and related fair value, we determined it was not more-likely-than-not that an impairment existed in our goodwill and indefinite lived intangible assets or that the carrying amount of our finite lived intangible assets was not recoverable. We plan to perform our annual impairment testing in the fourth quarter.

7. Deferred Revenue
Our contract liabilities, or deferred revenue, represent consideration received that is yet to be recognized as revenue. Total deferred revenue was $661 million as of March 31, 2023, including $562 million in current deferred revenue and $99 million in other non-current liabilities. The changes in our deferred revenue during the three months ended March 31, 2023 are as follows (in millions):

	Listings Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at January 1, 2023	$115	$88	$51	$254
Additions	470	159	14	643
Amortization	(127)	(89)	(20)	(236)
Deferred revenue balance at March 31, 2023	$458	$158	$45	$661

The changes in our deferred revenue during the three months ended March 31, 2022 are as follows (in millions):

	Listings Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at January 1, 2022	$112	$93	$79	$284
Additions	472	186	26	684
Amortization	(129)	(112)	(32)	(273)
Deferred revenue balance at March 31, 2022	$455	$167	$73	$695

Included in the amortization recognized during the three months ended March 31, 2023 is $67 million related to the deferred revenue balance as of January 1, 2023. Included in the amortization recognized for the three months ended March 31, 2022 is $73 million related to the deferred revenue balance as of January 1, 2022. As of March 31, 2023, the remaining deferred revenue balance will be recognized over the period of time we satisfy our performance obligations as described in Note 5.

8. Debt
Our total debt, including short-term and long-term debt, consisted of the following (in millions):

	As of March 31, 2023	As of December 31, 2022
Debt:
Short-term debt:
Other short-term debt	$—	$4
Total short-term debt	—	4
Long-term debt:
2025 Senior Notes (3.65% senior unsecured notes due May 23, 2025)	1,244	1,243
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,247	1,247
2027 Senior Notes (4.00% senior unsecured notes due September 15, 2027)	1,487	1,487
2027 Senior Notes (3.10% senior unsecured notes due September 15, 2027)	498	498
2028 Senior Notes (3.75% senior unsecured notes due September 21, 2028)	594	594
2029 Senior Notes (4.35% senior unsecured notes due June 15, 2029)	1,240	1,240
2030 Senior Notes (2.10% senior unsecured notes due June 15, 2030)	1,236	1,235
2032 Senior Notes (1.85% senior unsecured notes due September 15, 2032)	1,485	1,485
2033 Senior Notes (4.60% senior unsecured notes due March 15, 2033)	1,488	1,488
2040 Senior Notes (2.65% senior unsecured notes due September 15, 2040)	1,232	1,231
2048 Senior Notes (4.25% senior unsecured notes due September 21, 2048)	1,231	1,231
2050 Senior Notes (3.00% senior unsecured notes due June 15, 2050)	1,221	1,221
2052 Senior Notes (4.95% senior unsecured notes due June 15, 2052)	1,465	1,464
2060 Senior Notes (3.00% senior unsecured notes due September 15, 2060)	1,471	1,471
2062 Senior Notes (5.20% senior unsecured notes due June 15, 2062)	984	983
Total long-term debt	18,123	18,118
Total debt	$18,123	$18,122

Our senior notes of $18.1 billion have a weighted average maturity of 16 years and a weighted average cost of 3.6% per annum.
Credit Facilities
We have a $3.9 billion senior unsecured revolving credit facility, or the Credit Facility, with a maturity date of May 25, 2027, with future capacity to increase our borrowings under the Credit Facility by an additional $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. No amounts were outstanding under the Credit Facility as of March 31, 2023.
As of March 31, 2023, of the $3.9 billion that was available for borrowing under the Credit Facility, $151 million was required to support certain broker-dealer and other subsidiary commitments. We did not have any amounts outstanding under our U.S. dollar commercial paper program, or the Commercial Paper Program, as of March 31, 2023. Therefore, there was not an amount required to backstop the Commercial Paper Program. The amount required to backstop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $3.7 billion was available for working capital and general corporate purposes including, but not limited to, acting as a backstop to future amounts outstanding under the Commercial Paper Program.
We have a 364-day senior unsecured bridge facility in an aggregate principal amount not to exceed $14.0 billion, or the Bridge Facility, with a maturity date of May 3, 2023. As of March 31, 2023, there were no amounts outstanding under the Bridge Facility.

We have a $2.4 billion two-year senior unsecured delayed draw term loan facility, or the Term Loan, with a maturity date of May 25, 2024. Draws under the Term Loan bear interest on the principal amount outstanding at either (a) Term Secured Overnight Financing Rate, or Term SOFR, plus an applicable margin plus a credit spread adjustment of 10 basis points or (b) a "base rate" plus an applicable margin. The applicable margin ranges from 0.625% to 1.125% for Term SOFR loans and from 0.000% to 0.125% for base rate loans, in each case, based on a ratings-based pricing grid. We expect to use the proceeds from borrowings under the Term Loan to fund a portion of the purchase price for the Black Knight acquisition. We have the option to prepay outstanding amounts under the Term Loan in whole or in part at any time. No amounts were outstanding under the Term Loan as of March 31, 2023.
Our India subsidiaries maintain $14 million of credit lines for their general corporate purposes. As of March 31, 2023, there were no amounts outstanding under these credit lines.
Commercial Paper Program
Our Commercial Paper Program is currently backed by the borrowing capacity available under the Credit Facility, as described above. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense. We did not have any notes outstanding under our Commercial Paper Program as of March 31, 2023.

9. Share-Based Compensation
We currently sponsor stock option plans, restricted stock plans and our Employee Stock Purchase Plan to our employees and directors. Stock options and restricted stock are granted at the discretion of the Compensation Committee of our Board of Directors, or Board, based on the estimated fair value on the date of grant. The fair value of the stock options and restricted stock on the date of grant is recognized as expense over the vesting period, net of forfeitures. The non-cash compensation expenses recognized in our consolidated statements of income for stock options, restricted stock and under our employee stock purchase plan, net of amounts classified as capitalized software, were $40 million and $38 million for the three months ended March 31, 2023 and 2022, respectively.
Stock Option Plans
We use the Black-Scholes option pricing model to value our stock option awards. During the three months ended March 31, 2023 and 2022, we used the assumptions in the table below to compute the value:

	Three Months Ended March 31,
Assumptions:	2023	2022
Risk-free interest rate	3.47%	1.72%
Expected life in years	6.1	6.0
Expected volatility	24%	23%
Expected dividend yield	1.56%	1.17%
Estimated weighted-average fair value of options granted per share	$27.39	$28.18
The risk-free interest rate is based on the zero-coupon U.S. Treasury yield curve in effect at the date of grant. The expected life is derived from historical and anticipated future exercise patterns. Expected volatility is based on historical volatility data of our stock.
Restricted Stock Plans
Restricted shares are used as an incentive to attract and retain qualified employees and to align our and our stockholders' interests by linking actual performance to both short and long-term stockholder return. We issue awards that may contain a combination of time, performance and/or market conditions. The grant date fair value of each award is based on the closing stock price of our stock at the date of grant. The grant date fair value of time-based restricted stock is recognized as expense ratably over the vesting period, which is typically three or four years, net of forfeitures.
In February 2023, we reserved a maximum of 0.9 million restricted shares for potential issuance as performance-based restricted shares to certain of our employees. The number of shares ultimately granted under this award will be based on our actual financial performance as compared to financial performance targets set by our Board and the Compensation Committee for the year ending December 31, 2023, and will also be subject to a market condition reduction based on how our 2023 total stockholder return, or TSR, compares to that of the S&P 500 Index. The maximum compensation expense to be recognized under these performance-based restricted shares is $92 million if the maximum financial performance target is met and all 0.9 million shares vest. The compensation expense to be recognized under these performance-based restricted shares will be $46 million if the target financial performance is met, which would result in 0.4 million shares vesting. For these awards with performance conditions, we recognize expense on an accelerated basis over the three-year vesting period based on our quarterly assessment of the probable 2023 actual financial performance as compared to the 2023 financial performance targets. As of March 31, 2023, our best estimate is that the financial performance level will be at target for 2023. Based on this assessment, we recorded non-cash compensation expense of $4 million for the three months ended March 31, 2023, related to these awards and the remaining $42 million in non-cash compensation expense will be recorded on an accelerated basis over the remaining vesting period, including $21 million which will be recorded over the remainder of 2023.
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

10.      Equity
Stock Repurchase Program
In December 2021, our Board approved an aggregate of $3.15 billion for future repurchases of our common stock with no fixed expiration date that became effective on January 1, 2022. The approval of our Board for the share repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our Board may increase or decrease the amount available for repurchases from time to time. We fund repurchases from our operating cash flow or borrowings under our debt facilities or our Commercial Paper Program. Repurchases may be made from time to time on the open market, through established trading plans, in privately-negotiated transactions or otherwise, in accordance with all applicable securities laws, rules and regulations. We may begin or discontinue stock repurchases at any time and may amend or terminate a Rule 10b5-1 trading plan at any time or enter into additional plans, subject to applicable rules.
We did not have any share repurchases during the three months ended March 31, 2023. During the three months ended March 31, 2022, we repurchased a total of 3.7 million shares of our outstanding common stock at a cost of $475 million, consisting of 3.3 million shares at a cost of $425 million under our Rule 10b5-1 trading plan and 0.4 million shares at a cost of $50 million on the open market during an open trading period. As of March 31, 2023, the remaining balance of Board approved funds for future repurchases was $2.5 billion. In connection with our pending acquisition of Black Knight, on May 4, 2022 we terminated our Rule 10b5-1 trading plan and suspended share repurchases.
Dividends
During the three months ended March 31, 2023 and 2022, we declared and paid cash dividends per share of $0.42 and $0.38, respectively, for an aggregate payout of $236 million and $214 million, respectively. The declaration of dividends is subject to the discretion of our Board. Our Board has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be determined quarterly by the Board or the Audit Committee, taking into account such factors as our evolving business model, prevailing business conditions, our financial results and capital requirements and other considerations which our Board deems relevant, without a predetermined annual net income payout ratio.
Accumulated Other Comprehensive Income/(Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income/ (loss) (in millions):

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2022	$(278)	$2	$(55)	$(331)
Other comprehensive income	16	—	—	16
Income tax benefit/(expense)	—	—	—	—
Net current period other comprehensive income	16	—	—	16
Balance, as of March 31, 2023	$(262)	$2	$(55)	$(315)

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2021	$(150)	$2	$(48)	$(196)
Other comprehensive loss	(25)	—	—	(25)
Income tax benefit/(expense)	—	—	—	—
Net current period other comprehensive loss	(25)	—	—	(25)
Balance, as of March 31, 2022	$(175)	$2	$(48)	$(221)

11. Income Taxes
Our effective tax rate was 21% and 20% during the three months ended March 31, 2023 and 2022, respectively. The effective tax rate for the three months ended March 31, 2023 was higher than the effective tax rate for the comparable period in 2022 primarily due to the impact of the U.K. corporate income tax increase from 19% to 25% effective April 1, 2023, partially offset by favorable audit settlements for certain historical years.
In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. The IRA introduced a 15% corporation minimum tax, or CAMT, on adjusted financial statement income for corporations with profits in excess of $1 billion, effective for tax years after December 31, 2022. Based on the current guidance provided by the Internal Revenue Service and Treasury, the implementation of the CAMT does not have a material impact to our financial statements as of March 31, 2023.
The IRA also includes a share buyback excise tax of 1% on share repurchases, which will apply to net share repurchases after December 31, 2022. During the three months ended March 31, 2023, we did not repurchase any shares, therefore, we were not subject to any excise tax. The newly imposed excise tax on share repurchases is not considered an income tax. Any excise tax, as a result of future share repurchases, will be considered part of the cost of the shares repurchased and reflected in the equity section of our consolidated financial statements.

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

In 2022, we announced our decision to cease our CDS clearing service at ICE Clear Europe, our clearing house in the U.K., and thereafter our sole CDS clearing offering will be at our ICE Clear Credit clearing house in the U.S. This is expected to be completed in late 2023.
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
As of March 31, 2023 and December 31, 2022, the ICE Clearing Houses had received or had been pledged $209.8 billion and $273.3 billion, respectively, in cash and non-cash collateral in original margin and guaranty fund deposits to cover price movements of underlying contracts for both periods.
Guaranty Funds and ICE Contribution
As described above, mechanisms have been created, called guaranty funds, to provide partial protection in the event of a Member default. With the exception of ICE NGX, each of the ICE Clearing Houses requires that each Member make deposits into a guaranty fund.
In addition, we have contributed our own capital that could be used if a defaulting Member’s original margin and guaranty fund deposits are insufficient. Included in the total contribution to ICE Clear U.S., as of March 31, 2023, is $15 million from Bakkt, solely applicable to any losses associated with a default in Bitcoin contracts and other digital assets that ICE Clear U.S. may clear in the future. Such amounts are recorded as long-term restricted cash and cash equivalents in our balance sheets and are as follows (in millions):

	ICE Portion of Guaranty Fund Contribution		Default insurance
Clearing House	As of March 31, 2023	As of December 31, 2022	As of March 31, 2023	As of December 31, 2022
ICE Clear Europe	$247	$247	$100	$100
ICE Clear U.S.	90	90	25	25
ICE Clear Credit	50	50	75	75
ICE Clear Netherlands	2	2	N/A	N/A
ICE Clear Singapore	1	1	N/A	N/A
ICE NGX	15	15	200	200
Total	$405	$405	$400	$400
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
As of March 31, 2023, ICE NGX maintained a guaranty fund of $215 million, comprised of $15 million in cash and a $200 million letter of credit backed by a default insurance policy of the same amount, discussed below.
Below is a depiction of our Default Waterfall which summarizes the lines of defense and layers of protection we maintain for our mutualized clearing houses.
ICE Clearing House Default Waterfall
Cash and Invested Margin Deposits
We have recorded cash and invested margin and guaranty fund deposits and amounts due in our balance sheets as current assets with corresponding current liabilities to the Members. As of March 31, 2023, our cash and invested margin deposits were as follows (in millions):

	ICE Clear Europe (1)	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$56,321	$33,155	$4,761	$—	$42	$94,279
Unsettled variation margin, net	—	—	—	663	—	663
Guaranty fund	4,203	3,443	616	—	5	8,267
Delivery contracts receivable/payable, net	—	—	—	760	—	760
Total	$60,524	$36,598	$5,377	$1,423	$47	$103,969
As of December 31, 2022, our cash and invested margin deposits were as follows (in millions):

	ICE Clear Europe (2)	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$101,243	$31,277	$4,141	$—	$5	$136,666
Unsettled variation margin, net	—	—	—	749	—	749
Guaranty fund	4,162	3,177	597	—	4	7,940
Delivery contracts receivable/payable, net	—	—	—	2,017	—	2,017
Total	$105,405	$34,454	$4,738	$2,766	$9	$147,372
(1) $54.4 billion and $6.1 billion is related to futures/options and CDS, respectively.
(2) $97.6 billion and $7.8 billion is related to futures/options and CDS, respectively.

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
To provide a tool to address the liquidity needs of our clearing houses and manage the liquidation of margin and guaranty fund deposits held in the form of cash and high quality sovereign debt, ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. have entered into Committed Repurchase Agreement Facilities, or Committed Repo. Additionally, ICE Clear Credit and ICE Clear Netherlands have entered into Committed FX Facilities to support these liquidity needs. As of March 31, 2023, the following facilities were in place:
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
•ICE Clear Netherlands: €10 million in Committed FX Facilities to finance euro payment obligations.
Details of our deposits are as follows (in millions):

Cash and Cash Equivalent Margin Deposits and Guaranty Funds
Clearing House	Investment Type	As of March 31, 2023	As of December 31, 2022
ICE Clear Europe	National bank account (1)	$5,884	$17,390
ICE Clear Europe	Reverse repo	50,388	65,352
ICE Clear Europe	Sovereign debt	3,753	19,894
ICE Clear Europe	Demand deposits	27	153
ICE Clear Credit	National bank account	27,814	27,145
ICE Clear Credit	Reverse repo	4,987	3,916
ICE Clear Credit	Demand deposits	3,796	3,393
ICE Clear U.S.	Reverse repo	5,228	4,266
ICE Clear U.S.	Sovereign Debt	149	472
Other ICE Clearing Houses	Demand deposits	46	9
Total cash and cash equivalent margin deposits and guaranty funds		$102,072	$141,990

Invested Deposits, Delivery Contracts Receivable and Unsettled Variation Margin
Clearing House	Investment Type	As of March 31, 2023	As of December 31, 2022
ICE NGX	Unsettled variation margin and delivery contracts receivable/payable	1,423	2,766
ICE Clear Europe	Invested deposits - sovereign debt	474	2,616
Total invested deposits, delivery contracts receivable and unsettled variation margin		$1,897	$5,382
(1) As of March 31, 2023, ICE Clear Europe held €201 million ($218 million based on the euro/U.S. dollar exchange rate of 1.0842 as of March 31, 2023) at the European Central Bank, or ECB, £4.6 billion ($5.7 billion based on the pound sterling/U.S. dollar exchange rate of 1.2332 as of March 31, 2023) at the Bank of England, or BOE, and €10 million ($11 million based on the above exchange rate) at the BOE. As of December 31, 2022, ICE Clear Europe held €11.7 billion ($12.5 billion based on the euro/U.S. dollar exchange rate of 1.0704 as of December 31, 2022) at ECB, £4.0 billion ($4.9 billion based on the pound sterling/U.S. dollar exchange rate of 1.2093 as of December 31, 2022) at the BOE and €10 million ($11 million based on the above exchange rate) at the BOE.
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
In addition to the cash and invested deposits above, the ICE Clearing Houses have also received other assets from Members, which include government obligations, emissions allowances, and may include other non-cash collateral such as letters of credit at ICE NGX to mitigate credit risk. For certain deposits, we may impose discount or “haircut” rates to ensure adequate collateral if market values fluctuate. The value-related risks and rewards of these assets remain with the Members. Any gain or loss accrues to the Member. The ICE Clearing Houses do not, in the ordinary course, rehypothecate or re-pledge these assets. These pledged assets are not reflected in our balance sheets, and are as follows (in millions):

	As of March 31, 2023
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$59,429	$24,762	$13,667	$—	$97,858
Letters of credit and other	—	—	—	4,432	4,432
ICE NGX cash deposits	—	—	—	1,632	1,632
Total	$59,429	$24,762	$13,667	$6,064	$103,922
Guaranty fund:
Government securities at face value	$841	$803	$295	$—	$1,939

	As of December 31, 2022
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$74,964	$26,601	$14,855	$—	$116,420
Letters of credit	—	—	—	5,434	5,434
ICE NGX cash deposits	—	—	—	2,357	2,357
Total	$74,964	$26,601	$14,855	$7,791	$124,211
Guaranty fund:
Government securities at face value	$641	$805	$269	$—	$1,715

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
ICE NGX requires Members to maintain cash or letters of credit to serve as collateral in the event of default. The cash is maintained in a segregated bank account for the benefit of the Member, and remains the property of the Member, therefore, it is not included in our balance sheets. ICE NGX maintains a committed daylight-overnight liquidity facility in the amount of $100 million with an additional $200 million uncommitted with a third-party Canadian chartered bank which provides liquidity in the event of a settlement shortfall, subject to certain conditions.
As of March 31, 2023, ICE NGX maintains a guaranty fund of $215 million funded by a $200 million letter of credit issued by a major Canadian chartered bank, and backed by default insurance underwritten by Export Development Canada, or EDC, a Crown corporation operated at arm’s length from the Canadian government, plus $15 million held as restricted cash to fund the first loss amount that ICE NGX is responsible for under the default insurance policy. In the event of a participant default where the Member’s collateral is depleted, the shortfall would be covered by a draw down on the letter of credit following which ICE NGX would file a claim under the default insurance to recover additional losses up to $200 million beyond the $15 million first-loss amount that ICE NGX is responsible for under the default insurance policy.
Clearing House Exposure
The net notional value of unsettled contracts was $2.4 trillion as of March 31, 2023. Each ICE Clearing House bears financial counterparty credit risk and provides a central counterparty guarantee, or performance guarantee, to its Members. To reduce their exposure, the ICE Clearing Houses have a risk management program with both initial and ongoing membership standards. Excluding the effects of original and variation margin, guaranty fund and collateral requirements and default insurance, the ICE Clearing Houses’ maximum estimated exposure for this guarantee is $174.6 billion as of March 31, 2023, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one-day movement in pricing of the underlying unsettled contracts. This value was determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future market price volatility could result in the exposure being significantly different than this amount.

13. Legal Proceedings
In the ordinary course of our business, from time to time we are subject to legal proceedings, lawsuits, government investigations and other claims with respect to a variety of matters. In addition, we are subject to periodic reviews, inspections, examinations and investigations by regulators in the U.S. and other jurisdictions, any of which may result in claims, legal proceedings, assessments, fines, penalties, restrictions on our business or other sanctions. We record estimated expenses and reserves for legal or regulatory matters or other claims when these matters present loss contingencies that are probable and the related amount is reasonably estimable. Any such accruals may be adjusted as circumstances change. Assessments of losses are inherently subjective and involve unpredictable factors. While the outcome of legal and regulatory matters is inherently difficult to predict and/or the range of loss often cannot be reasonably estimable, we do not believe that the liabilities, other than the potential $725 million termination fee payable to Black Knight and our accrual related to a potential $10 million regulatory settlement, which may ultimately result from the resolution of the various legal and regulatory matters that arise in the ordinary course of our business, including the matter described below and those described in Note 16 to the consolidated financial statements in Part II, Item 8 of our 2022 Form 10-K, are likely to have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to these legal and regulatory matters. A range of possible losses related to certain cases cannot be reasonably estimated at this time, except as otherwise disclosed below and in Note 16 to the consolidated financial statements in Part II, Item 8 of our 2022 Form 10-K. Individual matter disclosures in this Form 10-Q are limited to new significant matters or significant updates on existing matters since the 2022 Form 10-K.

Black Knight Transaction Litigation
On March 9, 2023, the Federal Trade Commission, or the FTC, filed an administrative complaint alleging that the proposed transaction between ICE and Black Knight, if consummated, would be an unfair method of competition in violation of Section 5 of the Federal Trade Commission Act, and that it would substantially lessen competition, or tend to create a monopoly, in violation of Section 7 of the Clayton Act. The complaint seeks a variety of injunctive relief, including, among other things, a prohibition on the completion of the transaction without the FTC’s consent and, if the transaction is completed, a divestiture or reconstitution of assets in a manner that restores such separate and independent businesses as the parties had operated prior to the completion of the transaction. On April 10, 2023, the FTC filed a complaint in the United States District Court for the Northern District of California for a temporary restraining order and preliminary injunction enjoining the completion of the transaction. On April 21, 2023, the court entered a temporary restraining order enjoining the completion of the transaction until the court rules on the FTC’s motion for a preliminary injunction. In their answers to the administrative and court complaints, filed on March 20, 2023 and April 25, 2023, respectively, ICE and Black Knight denied the FTC’s substantive allegations; asserted numerous affirmative defenses; described the pro-competitive aspects and significant lender, servicer, investor, vendor and consumer benefits relating to this transaction; and denied that the combination of their respective businesses would violate any laws. Additionally, the answers to the court complaint contained counterclaims by ICE and Black Knight against the FTC seeking declaratory relief that the FTC’s administrative process is unconstitutional and should be enjoined. We plan to vigorously defend against the FTC’s administrative and court complaints.
For further information on our legal and regulatory matters, please see Note 16 to the consolidated financial statements in Part II, Item 8 of our 2022 Form 10-K.

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
Financial assets and liabilities recorded or disclosed at fair value in the accompanying consolidated balance sheets as of March 31, 2023 and December 31, 2022 were classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement.
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
We did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of March 31, 2023 or December 31, 2022.
We measure certain assets, such as intangible assets and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of December 31, 2022, certain equity method investments were measured at fair value on a non-recurring basis. As of March 31, 2023, none of our intangible assets or equity method investments were required to be recorded at fair value since no impairments were recorded.
We measure certain equity investments at fair value on a non-recurring basis using our policy election under ASU 2016-01. During the three months ended March 31, 2023, we evaluated these investments and determined that no fair value adjustments were required under our accounting policy election related to these investments.

See Note 12 for the fair value considerations related to our margin deposits, guaranty funds and delivery contracts receivable.
The table below displays the fair value of our debt as of March 31, 2023. The fair values of our fixed rate notes were estimated using quoted market prices for these instruments. The fair value of other short-term debt approximates par value since the interest rates on this short-term debt approximate market rates as of March 31, 2023.

	As of March 31, 2023
	(in millions)
Debt:	Carrying Amount	Fair value
3.65% Senior Notes due May 23, 2025	$1,244	$1,230
3.75% Senior Notes due December 1, 2025	1,247	1,217
4.00% Senior Notes due September 15, 2027	1,487	1,486
3.10% Senior Notes due September 15, 2027	498	473
3.75% Senior Notes due September 21, 2028	594	578
4.35% Senior Notes due June 15, 2029	1,240	1,236
2.10% Senior Notes due June 15, 2030	1,236	1,061
1.85% Senior Notes due September 15, 2032	1,485	1,187
4.60% Senior Notes due March 15, 2033	1,488	1,489
2.65% Senior Notes due September 15, 2040	1,232	911
4.25% Senior Notes due September 21, 2048	1,231	1,098
3.00% Senior Notes due June 15, 2050	1,221	884
4.95% Senior Notes due June 15, 2052	1,465	1,467
3.00% Senior Notes due September 15, 2060	1,471	988
5.20% Senior Notes due June 15, 2062	984	1,008
Total debt	$18,123	$16,313

15. Segment Reporting
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
Beginning in the first quarter of 2023, closing solutions revenues within our Mortgage Technology segment now include membership dues that were previously included in other revenues. We believe this is a more accurate reflection of the nature of these revenues. The impact of this change was not material, and the prior year period has been adjusted for comparability.

Financial data for our business segments is as follows for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31, 2023
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$345	$—	$—	$345
Agricultural and metals futures and options	70	—	—	70
Financial futures and options	128	—	—	128
Cash equities and equity options	671	—	—	671
OTC and other	101	—	—	101
Data and connectivity services	232	—	—	232
Listings	126	—	—	126
Fixed income execution	—	32	—	32
CDS clearing	—	101	—	101
Fixed income data and analytics	—	276	—	276
Other data and network services	—	154	—	154
Origination technology	—	—	167	167
Closing solutions	—	—	40	40
Data and analytics	—	—	21	21
Other	—	—	8	8
Revenues	1,673	563	236	2,472
Transaction-based expenses	576	—	—	576
Revenues, less transaction-based expenses	1,097	563	236	1,896
Operating expenses	332	343	252	927
Operating income/(loss)	$765	$220	$(16)	$969

	Three Months Ended March 31, 2022
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$353	$—	$—	$353
Agricultural and metals futures and options	61	—	—	61
Financial futures and options	130	—	—	130
Cash equities and equity options	659	—	—	659
OTC and other	97	—	—	97
Data and connectivity services	214	—	—	214
Listings	129	—	—	129
Fixed income execution	—	15	—	15
CDS clearing	—	72	—	72
Fixed income data and analytics	—	277	—	277
Other data and network services	—	145	—	145
Origination technology	—	—	203	203
Closing solutions	—	—	72	72
Data and analytics	—	—	20	20
Other	—	—	12	12
Revenues	1,643	509	307	2,459
Transaction-based expenses	560	—	—	560
Revenues, less transaction-based expenses	1,083	509	307	1,899
Operating expenses	299	354	254	907
Operating income	$784	$155	$53	$992

Revenue from one member of the Exchanges segment comprised $123 million, or 11%, of our Exchange revenues, less transaction-based expenses for the three months ended March 31, 2023. Revenue from one member of the Exchanges segment comprised $124 million, or 11%, of our Exchange revenues, less transaction-based expenses for the three months ended March 31, 2022. Clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, we believe that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional customers or clearing members accounted for more than 10% of our segment revenues or consolidated revenues during the three months ended March 31, 2023 or 2022.

16. Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended March 31, 2023 and 2022 (in millions, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Basic:
Net income attributable to Intercontinental Exchange, Inc.	$655	$657
Weighted average common shares outstanding	559	561
Basic earnings per common share	$1.17	$1.17
Diluted:
Weighted average common shares outstanding	559	561
Effect of dilutive securities - stock options and restricted stock	2	3
Diluted weighted average common shares outstanding	561	564
Diluted earnings per common share	$1.17	$1.16
Basic earnings per common share is calculated using the weighted average common shares outstanding during the period.
Common equivalent shares from stock options and restricted stock awards, calculated using the treasury stock method, are included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. During the three months ended March 31, 2023 and 2022, 0.7 million and 0.3 million outstanding stock options and restricted stock awards, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect.

17. Subsequent Events
We have evaluated subsequent events, and determined that no events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, or this Quarterly Report, and unless otherwise indicated, the terms “Intercontinental Exchange,” “ICE,” “we,” “us,” “our,” “our company” and “our business” refer to Intercontinental Exchange, Inc., together with its consolidated subsidiaries. All references to “options” or “options contracts” in the context of our futures products refer to options on futures contracts. Solely for convenience, references in this Quarterly Report to any trademarks, service marks and trade names owned by ICE are listed without the ®, ™ and © symbols, but we will assert, to the fullest extent under applicable law, our rights to these trademarks, service marks and trade names.
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
Factors that may affect our performance and the accuracy of any forward-looking statements include, but are not limited to, those listed below:
•conditions in global financial markets and domestic and international economic and social conditions, including inflation, risk of recession, political uncertainty and discord, geopolitical events or conflicts, international trade policies and sanctions laws;
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
•the business environment in which we operate and trends in our industries, including trading volumes, prevalence of clearing, demand for data services, mortgage lending activity, fees, changing regulations, competition and consolidation;
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
•the impacts of a public health emergency or pandemic, including the re-emergence of the COVID-19 pandemic, on our business, results of operations and financial condition as well as the broader business environment;
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

These risks and other factors include, among others, those set forth in Part 1, Item 1(A) under the caption “Risk Factors” in our 2022 Form 10-K, as filed with the SEC on February 2, 2023. Due to the uncertain nature of these factors, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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
On March 7, 2023, ICE and Black Knight announced that, in connection with the merger agreement, Black Knight has entered into an agreement to sell its loan origination business. On March 7, 2023, ICE and Black Knight also entered into an amendment to the merger agreement to reduce the per share merger consideration to be paid by ICE at the effective time of the merger. As of March 7, 2023, the amended transaction was valued at approximately $11.7 billion, or $75 per share of Black Knight common stock, with cash comprising 90% of the value of the aggregate transaction consideration and shares of our common stock comprising 10% of the value of the aggregate transaction consideration. The aggregate cash component of the transaction consideration is fixed at $10.5 billion, and the value of the aggregate stock component of the transaction consideration will fluctuate with the market price of our common stock and will be determined based on the average of the volume weighted averages of the trading prices of our common stock on each of the ten consecutive trading days ending three trading days prior to the closing of the merger. If consummated, we expect that this transaction will build on our position as a provider of end-to-end electronic workflow solutions for the rapidly evolving U.S. residential mortgage industry. We believe the Black Knight ecosystem adds value for clients of all sizes across the mortgage and real estate lifecycles by helping organizations lower costs, increase efficiencies, grow their businesses, and reduce risk.
On March 30, 2023, our amended proxy statement/prospectus on Form S-4 was declared effective by the SEC, and on April 28, 2023, Black Knight stockholders approved the amendment to the merger agreement. The transaction is expected to close in the second half of 2023 following the receipt of regulatory approvals, a favorable resolution of the FTC litigation concerning this transaction, and the satisfaction of customary closing conditions.
On March 9, 2023, the FTC filed an administrative complaint alleging that the proposed transaction between ICE and Black Knight, if consummated, would be an unfair method of competition in violation of Section 5 of the Federal Trade Commission Act, and that it would substantially lessen competition, or tend to create a monopoly, in violation of Section 7 of the Clayton Act. The complaint seeks a variety of injunctive relief, including, among other things, a prohibition on the completion of the transaction without the FTC’s consent and, if the transaction is completed, a divestiture or reconstitution of assets in a manner that restores such separate and independent businesses as the parties had operated prior to the completion of the transaction. On April 10, 2023, the FTC filed a complaint in the United States District Court for the Northern District of California for a temporary restraining order and preliminary injunction enjoining the completion of the transaction. On April 21, 2023, the court entered a temporary restraining order enjoining the completion of the transaction until the court rules on the FTC’s motion for a preliminary injunction. In their answers to the administrative and court complaints, filed on March 20, 2023 and April 25, 2023, respectively, ICE and Black Knight denied the FTC’s substantive allegations; asserted numerous affirmative defenses; described the pro-competitive aspects and significant lender, servicer, investor, vendor and consumer benefits relating to this transaction; and denied that the combination of their respective businesses would violate any laws. Additionally, the answers to the court complaint contained counterclaims by ICE and Black Knight against the FTC seeking declaratory relief that the FTC’s administrative process is unconstitutional and should be enjoined. We plan to vigorously defend against the FTC's administrative and court complaints.
Global Market Conditions
Our results of operations are affected by global economic conditions, including macroeconomic conditions and geopolitical events or conflicts. During 2022 and into the first quarter of 2023, macroeconomic conditions, including rising interest rates, inflation and significant market volatility, along with geopolitical concerns, including the war in Ukraine and the sanctions and other measures that have been and continue to be imposed in response to the war, have created ongoing uncertainty and volatility in the global economy and resulted in a dynamic operating environment.
Our business has been impacted positively and negatively by these global economic conditions. For instance, due to market volatility and rising interest rates, we have seen increased trading across a number of our products, such as interest rate and equity futures, credit default swaps and bonds. Conversely, increases in mortgage interest rates in 2022 and the first quarter of 2023 have resulted in reduced consumer and investor demand for mortgages and adversely impacted the transaction-based revenues in our Mortgage Technology segment. If mortgage rates remain high or further increase, or if banks change their mortgage lending practices, our Mortgage Technology segment revenues may be further impacted.
We have continued suspension of all services in Russia except for limited offerings to non-sanctioned entities. From an operational perspective, our businesses, including our exchanges, clearing houses, listings venues, data services businesses and mortgage platforms, have not suffered a material negative impact as a result of the events in Ukraine and the surrounding region.
We expect the macroeconomic environment to remain dynamic in the near-term, and we continue to monitor macroeconomic conditions, including interest rates and inflation rates, as well as the uncertainty surrounding the U.S. debt ceiling and the extent and duration of the ongoing conflict between Russia and Ukraine, and the impact that any of the foregoing may have on the global economy and on our business. During the first quarter of 2023, we closely monitored the credit worthiness of our counterparties and investment agents during the recent banking sector events, scrutinized counterparties directly impacted and monitored for any potential contagion. We did not suffer any material negative impact from the banking sector events that occurred during the first quarter of 2023. In light of the current and expected macroeconomic environment we will continue to closely monitor credit worthiness of our counterparties, clearing members and our financial service providers and take risk management measures in line with established risk management frameworks.
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
Global policy makers have undertaken reviews of their existing legal framework governing financial markets in connection with regulatory reform, and have either passed new laws and regulations, or are in the process of debating and/or enacting new laws and regulations that apply to our business and to our customers’ businesses. Legislative and regulatory actions may impact the way in which we or our customers conduct business and may create uncertainty, which could affect trading volumes or demand for market data. See Part 1, Item 1 “Business — Regulation” and Part 1, Item 1(A) "Risk Factors" included in our 2022 Form 10-K for a discussion of the primary regulations applicable to our business and certain risks associated with those regulations.
Domestic and foreign policy makers continue to review their legal frameworks governing financial markets, and periodically change the laws and regulations that apply to our business and to our customers’ businesses. Our key areas of focus on these evolving efforts are:
•Policy intervention to address high energy prices. Various legislative proposals in the EU have been adopted to address high energy prices and impact ICE Endex, the primary European exchange for the benchmark European gas contract, and ICE Clear Europe, which clears ICE Endex contracts. These policy interventions include price limiting mechanisms for exchange-traded gas products and a new liquified natural gas, or LNG, import benchmark. In December 2022, the EU adopted a price cap on certain Dutch Title Transfer Facility, or TTF, derivatives traded on ICE Endex effective February 2023. In March 2023, the European Commission extended the price cap to derivatives on all other EU gas hubs effective May 2023. In December 2022, a coalition of G7 and other nations set the price of certain Russian crude oil at or below $60 a barrel, which impacts the services we offer to clients. Global leaders continue to discuss the implementation of additional sanctions against Russia.
•Changes to EU regulation of gas and power markets. In March 2023, the European Commission published legislative proposals amending the Regulation on Wholesale Energy Market Integrity and Transparency, or REMIT, introducing requirements for non-EU firms trading in European gas and power markets. These requirements could make trading on ICE Endex more difficult and could result in a reduction in volumes and liquidity. We are monitoring the impact of these proposals on ICE Endex.
•EMIR 3.0. In December 2022, the European Commission proposed amendments to the European Market Infrastructure Regulation, or EMIR, requiring certain EU market participants to clear specified derivative transactions at an EU central counterparty. The European Commission has identified three classes of derivatives as being of substantial systemic importance, including short-term interest rate derivatives, which are traded on ICE Futures Europe and cleared at ICE Clear Europe, and euro denominated credit default swaps cleared at ICE Clear Credit. If adopted, the proposal could result in a reduction of the cleared volume of these contracts at ICE Clear Europe and ICE Clear Credit. We are monitoring the impact of this proposal on ICE Clear Europe and ICE Clear Credit.
•Benchmarks Regulation. The Financial Conduct Authority, or FCA, used its legal powers under the U.K. Benchmarks Regulation, or U.K. BMR, to require ICE Benchmark Administration, Limited, or IBA, as the administrator of London Interbank Offered Rate, or LIBOR, to continue publishing 1- and 6-month "synthetic" Sterling LIBOR until the end of March 2023, when they ceased. The FCA is also requiring IBA to publish the remaining 3-month "synthetic" Sterling LIBOR until the end of March 2024.
The FCA has confirmed that the U.S. Dollar LIBOR settings will continue to be published until the end of June 2023, after which the overnight and 12-month settings will cease. For a temporary period from June 2023 until the end of September 2024, the FCA announced that IBA will be required to publish the 1-, 3- and 6- month U.S. Dollar LIBOR settings. Usage of "synthetic" LIBOR and continuing U.S. Dollar LIBOR settings may be restricted or prohibited in certain circumstances under applicable law.

Finally, the European Commission used its powers under the EU Benchmarks Regulation, or EU BMR, to designate replacement benchmarks for certain Swiss franc LIBOR settings. The European Commission intends to extend that transition period for the use of benchmarks provided by third-country administrators until December 31, 2025, and has published a consultation on the scope of the EU BMR and the regime for third-country benchmark administrators in preparation of the development of a legislative proposal.
Consolidated Financial Highlights
The following summarizes our results and significant changes in our consolidated financial performance for the periods presented (dollars in millions, except per share amounts).

(1) Operating loss from our Mortgage Technology segment was $(16) million for the three months ended March 31, 2023.
(2) The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. Adjusted net income attributable to ICE is presented net of taxes. These adjusted numbers are not calculated in accordance with U.S. GAAP. See “—Non-GAAP Financial Measures” below.

	Three Months Ended March 31,
	2023	2022	Change
Revenues, less transaction-based expenses	$1,896	$1,899	— %
Recurring revenues(1)	$953	$921	4%
Transaction revenues, net(1)	$943	$978	(4) %
Operating expenses	$927	$907	2%
Adjusted operating expenses(2)	$740	$746	(1) %
Operating income	$969	$992	(2) %
Adjusted operating income(2)	$1,156	$1,153	—%
Operating margin	51%	52%	(1 pt)
Adjusted operating margin(2)	61%	61%	– pt
Other income/(expense), net	$(120)	$(160)	(25) %
Income tax expense	$175	$165	6%
Effective tax rate	21%	20%	1 pt
Net income attributable to ICE	$655	$657	— %
Adjusted net income attributable to ICE(2)	$791	$804	(2) %
Diluted earnings per share attributable to ICE common stockholders	$1.17	$1.16	1%
Adjusted diluted earnings per share attributable to ICE common stockholders(2)	$1.41	$1.43	(1) %
Cash flows from operating activities	$653	$756	(13) %
Free cash flow(3)	568	653	(13) %
Adjusted free cash flow (3)	$673	$660	2%

(1) We define recurring revenues as the portion of our revenues that are generally predictable, stable, and can be expected to occur at regular intervals in the future with a relatively high degree of certainty and visibility. We define transaction revenues as those associated with a more specific point-in-time service, such as a trade execution.

(2) The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. Adjusted net income attributable to ICE and adjusted diluted earnings per share attributable to ICE common stockholders are presented net of taxes. These adjusted figures are not calculated in accordance with U.S. GAAP. See “—Non-GAAP Financial Measures” below.

(3) We believe these non-GAAP liquidity measures provide useful information to management and investors to analyze cash resources generated from our operations. We believe that free cash flow is useful as one of the bases for comparing our performance with our competitors, and demonstrates our ability to convert the reinvestment of capital expenditures and capitalized software development costs required to maintain and grow our business, and that adjusted free cash flow eliminates the impact of timing differences related to the payment of section 31 fees. These figures are not calculated in accordance with U.S. GAAP. See “—Non-GAAP Liquidity Measures” below.
•Revenues, less transaction-based expenses, decreased $3 million for the three months ended March 31, 2023, from the comparable period in 2022. See "—Exchanges Segment", "—Fixed Income and Data Services Segment" and "—Mortgage Technology Segment" below for a discussion of the significant changes in our revenues. The decrease in revenues during the three months ended March 31, 2023 includes $22 million in unfavorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable period in 2022. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Rate Risk" below for additional information on the impact of currency fluctuations.
•Operating expenses increased $20 million for the three months ended March 31, 2023, from the comparable period in 2022. See "—Consolidated Operating Expenses" below for a discussion of the significant changes in our operating expenses. The increase in operating expenses during the three months ended March 31, 2023 includes $8 million in favorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable period in 2022. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Rate Risk" below for additional information on the impact of currency fluctuations.
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
For additional information regarding the factors that affect our results of operations, see Item 1(A) “Risk Factors” included in our 2022 Form 10-K.
Segment Results
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
$1,083
$1,097
$129
$214
$97
$99
$130
$61
$353
$126
$232
$101
$95
$128
$70
$345
Q1 2022
Q1 2023
Listings
Data and connectivity services
OTC and other
Cash equities and equity options, net
Financial futures and options
Agricultural and metals futures and options
Energy futures and options

(1) The adjusted figures in the charts above are calculated by excluding items that are not reflective of our cash operations and core business performance. As a result, these adjusted figures are not calculated in accordance with U.S. GAAP. See “ —Non-GAAP Financial Measures” below.

	Three Months Ended March 31,
	2023	2022	Change*
Revenues:
Energy futures and options	$345	$353	(2)%
Agricultural and metals futures and options	70	61	14
Financial futures and options	128	130	(1)
Futures and options	543	544	—
Cash equities and equity options	671	659	2
OTC and other	101	97	4
Transaction and clearing, net	1,315	1,300	1
Data and connectivity services	232	214	8
Listings	126	129	(2)
Revenues	1,673	1,643	2
Transaction-based expenses(1)	576	560	3
Revenues, less transaction-based expenses	1,097	1,083	1
Other operating expenses	259	240	8
Depreciation and amortization	61	58	5
Acquisition-related transaction and integration costs	12	1	n/a
Operating expenses	332	299	11
Operating income	$765	$784	(2)%

Recurring revenues	$358	$343	5%
Transaction revenues, net	$739	$740	—%
(1)Transaction-based expenses are largely attributable to our cash equities and options business.
*Percentage changes in the table above deemed "n/a" are not meaningful.

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
For both the three months ended March 31, 2023 and 2022, 20% of our Exchanges segment revenues, less transaction-based expenses, were billed in pounds sterling or euros. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Exchanges segment revenues, less transaction-based expenses, were lower by $17 million for the three months ended March 31, 2023, from the comparable period in 2022.
Our exchange transaction and clearing revenues are presented net of rebates. We recorded rebates of $252 million and $263 million for the three months ended March 31, 2023 and 2022, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. The decrease in rebates for the three months ended March 31, 2023 is primarily due to lower volumes in our energy complex as compared to the comparable period in 2022.

•Energy Futures and Options: Total energy volume decreased 4% and revenues decreased 2% for the three months ended March 31, 2023 from the comparable period in 2022.
–Total oil futures and options volume decreased 11% for the three months ended March 31, 2023, from the comparable period in 2022, as the first quarter of 2022 benefited from elevated price volatility related to the conflict in Ukraine.
–Our global natural gas futures and options volume increased 10% for the three months ended March 31, 2023 from the comparable period in 2022. Volumes increased primarily due to strength across our North American gas complex related to elevated volatility and locational price risk driving an increased need to manage risk.
–Our environmentals and other futures and options volume decreased 5% for the three months ended March 31, 2023, from the comparable period in 2022, due in part to lower environmental options volumes.
•Agricultural and Metals Futures and Options: Total volumes in our agricultural and metals futures and options markets increased 18% for the three months ended March 31, 2023, from the comparable period in 2022 and revenues increased 14% for the three months ended March 31, 2023, from the comparable period in 2022. The first quarter of 2023 benefited from elevated price volatility related to supply and demand dynamics driving an increased need to manage risk across our commodity markets.
–Sugar futures and options volumes increased 22% for the three months ended March 31, 2023 from the comparable period in 2022.
–Other agricultural and metal futures and options volume increased 15% for the three months ended March 31, 2023, from the comparable period in 2022.
•Financial Futures and Options: Total volumes in our financial futures and options markets increased 13% for the three months ended March 31, 2023, from the comparable period in 2022 and revenues decreased 1% for the three months ended March 31, 2023, from the comparable period in 2022, including the unfavorable impact of foreign exchange effects. The three months ended March 31, 2023 benefited from elevated volatility driven by increased central bank activity speculation and inflationary concerns.
–Interest rate futures and options volume increased 18% for the three months ended March 31, 2023 from the comparable period in 2022, and revenue increased 2% for the three months ended March 31, 2023, from the comparable period in 2022 driven by interest rate volatility related to increased central bank activity speculation and inflationary concerns. Interest rate futures and options revenues were $84 million and $82 million for the three months ended March 31, 2023 and 2022, respectively.
–Other financial futures and options volume, which includes our MSCI®, FTSE® and NYSE FANG+ equity index products, decreased 6% for the three months ended March 31, 2023 from the comparable period in 2022. Financial futures and options revenue decreased 7% for the three months ended March 31, 2023, from the comparable period in 2022 as the first quarter of 2022 benefited from heightened volatility related to the conflict in Ukraine. Other financial futures and options revenues were $44 million and $48 million for the three months ended March 31, 2023 and 2022, respectively.
•Cash Equities and Equity Options: Cash equities volume decreased 9% for the three months ended March 31, 2023 from the comparable period in 2022, due to lower total market volumes as the first quarter of 2022 benefited from elevated volatility related to the conflict in Ukraine. Cash equities revenues, net of transaction-based expenses, were $67 million and $73 million for the three months ended March 31, 2023 and 2022, respectively. Equity options volume increased 6% for the three months ended March 31, 2023, from the comparable period in 2022. The overall increase in equity options volume for the three months ended March 31, 2023 was driven by increased participation. Equity options revenues, net of transaction-based expenses, were $28 million and $26 million for the three months ended March 31, 2023 and 2022, respectively.
•OTC and Other: OTC and other transactions include revenues from our OTC energy business and other trade confirmation services, as well as interest income on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, exchange membership fees and agricultural grading and certification fees. Our OTC and other revenues increased 4% for the three months ended March 31, 2023, from the comparable period in 2022 primarily due to an increase in interest income on clearing margin deposits.

•Data and Connectivity Services: Our data and connectivity services revenues increased 8% for the three months ended March 31, 2023, from the comparable period in 2022. The increase in revenue was driven by the strong retention rate of existing customers, the addition of new customers and increased purchases by existing customers.
•Listings Revenues: Through NYSE, NYSE American and NYSE Arca, we generate listings revenue related to the provision of listings services for public companies and ETFs, and related corporate actions for listed companies. Listings revenues decreased 2% for the three months ended March 31, 2023, from the comparable period in 2022, driven by market volatility causing IPO delays. All listings fees are billed upfront and revenues are recognized over time as the identified performance obligations are satisfied.
Selected Operating Data
Volume of contracts traded, futures and options rate per contract and open interest are measures that we use in analyzing the performance of our futures and options contracts. Handled volume, matched volume and cash equities and equity options rate per contract are measures that we use in analyzing our NYSE cash equities and equity options performance. We believe each of these measures provides useful information for management and investors in understanding our performance. Management considers these metrics when making financial and operating decisions. Our calculation of these metrics may not be comparable to similarly titled measures used by other companies.
The following charts and tables present trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts):

Volume and Rate per Contract

	Three Months Ended March 31,
	2023	2022	Change
Number of contracts traded (in millions):
Energy futures and options	213	222	(4)%
Agricultural and metals futures and options	30	26	18
Financial futures and options	193	170	13
Total	436	418	4%

	Three Months Ended March 31,
	2023	2022	Change
Average daily volume of contracts traded (in thousands):
Energy futures and options	3,440	3,580	(4)%
Agricultural and metals futures and options	490	415	18
Financial futures and options	3,022	2,674	13
Total	6,952	6,669	4%

	Three Months Ended March 31,
	2023	2022	Change
Rate per contract:
Energy futures and options	$1.62	$1.59	2%
Agricultural and metals futures and options	$2.30	$2.38	(3)%
Financial futures and options	$0.66	$0.75	(13)%

Open interest is the aggregate number of contracts (long or short) that clearing members hold either for their own account or on behalf of their clients. Open interest refers to the total number of contracts that are currently “open,” in other words, contracts that have been entered into but not yet liquidated by either an offsetting trade, exercise, expiration or assignment. Open interest represents a measure that we believe is useful for management and investors in understanding future activity remaining to be closed out in terms of the number of contracts that members and their clients continue to hold in the particular contract and by the number of contracts held for each contract month listed by the exchange. The following charts and table present our quarter-end open interest for our futures and options contracts (in thousands, except for percentages):

Open Interest

	As of March 31,
	2023	2022	Change
Open interest — in thousands of contracts:
Energy futures and options	47,511	43,857	8%
Agricultural and metals futures and options	4,394	3,873	13
Financial futures and options	21,891	25,564	(14)
Total	73,796	73,294	1%

The following charts and tables present selected cash and equity options trading data. All trading volume below is presented as average net daily trading volume, or ADV, and is single counted:

	Three Months Ended March 31,
	2023	2022	Change
NYSE cash equities (shares in millions):
Total cash handled volume	2,381	2,622	(9)%
Total cash market share matched	19.8%	20.0%	(0.2 pts)

NYSE equity options (contracts in thousands):
NYSE equity options volume	8,708	8,227	6%
Total equity options volume	42,433	40,027	6%
NYSE share of total equity options	20.5%	20.6%	(0.1 pts)

Revenue capture or rate per contract:
Cash equities rate per contract (per 100 shares)	$0.045	$0.045	1%
Equity options rate per contract	$0.05	$0.05	1%

Handled volume represents the total number of shares of equity securities, ETFs and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
Transaction-Based Expenses
Our equities and equity options markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. Section 31 fees are recorded on a gross basis as a component of transaction and clearing fee revenue. These Section 31 fees are assessed to recover the government’s costs of supervising and regulating the securities markets and professionals and are subject to change. We, in turn, collect corresponding activity assessment fees from member organizations clearing or settling trades on the equities and options exchanges, and recognize these amounts in our transaction and clearing revenues when invoiced. The activity assessment fees are designed to equal the Section 31 fees. As a result, activity assessment fees and the corresponding Section 31 fees do not have an impact on our net income, although the timing of payment by us will vary from collections. Section 31 fees were $119 million and $51 million for the three months ended March 31, 2023 and 2022, respectively. The increase in Section 31 fees was primarily due to an increase in rates. The fees we collect are included in cash at the time of receipt and we remit the amounts to the SEC semi-annually as required. The total amount is included in current liabilities and was $118 million as of March 31, 2023.
We make liquidity payments to cash and options trading customers, as well as routing charges made to other exchanges which are included in transaction-based expenses. We incur routing charges when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We record routing charges on a gross basis as a component of transaction and clearing fee revenue. Cash liquidity payments, routing and clearing fees were $457 million and $509 million for the three months ended March 31, 2023 and 2022, respectively.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Exchanges segment's operating expenses, operating income and operating margin (dollars in millions). See “—Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Exchanges Segment:	Three Months Ended March 31,
	2023	2022	Change
Operating expenses	$332	$299	11%
Adjusted operating expenses(1)	$288	$283	2%
Operating income	$765	$784	(2)%
Adjusted operating income(1)	$809	$800	1%
Operating margin	70%	72%	(2 pt)
Adjusted operating margin(1)	74%	74%	– pt

(1) The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. These adjusted numbers are not calculated in accordance with U.S. GAAP. See “—Non-GAAP Financial Measures” below.

Fixed Income and Data Services Segment
The following charts and table present our selected statements of income data for our Fixed Income and Data Services segment (dollars in millions):

(1) The adjusted figures in the charts above are calculated by excluding items that are not reflective of our cash operations and core business performance. As a result, these adjusted numbers are not calculated in accordance with U.S. GAAP. See “—Non-GAAP Financial Measures” below.

	Three Months Ended March 31,
	2023	2022	Change
Revenues:
Fixed income execution	$32	$15	106%
CDS clearing	101	72	41
Fixed income data and analytics	276	277	—
Fixed income and credit	409	364	12
Other data and network services	154	145	6
Revenues	563	509	11
Other operating expenses	258	264	(2)
Depreciation and amortization	85	90	(5)
Operating expenses	343	354	(3)
Operating income	$220	$155	42%

Recurring revenues	$430	$422	2%
Transaction revenues	$133	$87	53%
In the table above, we consider fixed income data and analytics revenues and other data and network services revenues to be recurring revenues.
For the three months ended March 31, 2023 and 2022, 11% and 13%, respectively, of our Fixed Income and Data Services segment revenues were billed in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues denominated in foreign currencies changes accordingly. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Fixed Income and Data Services revenues were lower by $5 million for the three months ended March 31, 2023, than the comparable period in 2022.
Fixed Income and Data Services Revenues
Our Fixed Income and Data Services revenues increased 11% for the three months ended March 31, 2023, from the comparable period in 2022. The increase in revenue was primarily due to strength in our fixed income execution and CDS clearing businesses due to elevated volatility across global markets driven by increased central bank activity speculation and inflationary concerns.
•Fixed Income Execution: Fixed income execution includes revenues from ICE Bonds. Execution fees are reported net of rebates, which were nominal for both the three months ended March 31, 2023 and 2022. Our fixed income execution revenues increased 106% for the three months ended March 31, 2023, from the comparable period in 2022, due to elevated volatility across global markets driven by increased central bank activity speculation and inflationary concerns.
•CDS Clearing: CDS clearing revenues increased 41% for the three months ended March 31, 2023, from the comparable period in 2022. The notional value of CDS cleared was $6.8 trillion and $7.7 trillion for the three months ended March 31, 2023 and 2022, respectively. The increase in revenues was primarily due to record client clearing across Index and Single Name instruments for both EUR- and USD-denominated products, coupled with net interest income on collateral balances.
•Fixed Income Data and Analytics: Our fixed income data and analytics revenues were flat for the three months ended March 31, 2023 from the comparable period in 2022.
•Other Data and Network Services: Our other data and network services revenues increased 6% for the three months ended March 31, 2023, from the comparable period in 2022. The increase in revenues was driven primarily by growth in our ICE Global Network offering, coupled with strength in our desktop and derivatives analytics revenues.
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

As of March 31, 2023, ASV was $1.708 billion, which increased 2.6% compared to the ASV as of March 31, 2022. ASV represents nearly 100% of total data services revenues for this segment. This does not adjust for year-over-year foreign exchange fluctuations.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Fixed Income and Data Services segment's operating expenses, operating income and operating margin (dollars in millions). See “—Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Fixed Income and Data Services Segment:	Three Months Ended March 31,
	2023	2022	Change
Operating expenses	$343	$354	(3)%
Adjusted operating expenses(1)	$301	$305	(1)%
Operating income	$220	$155	42%
Adjusted operating income(1)	$262	$204	29%
Operating margin	39%	30%	9 pts
Adjusted operating margin(1)	47%	40%	7 pts

(1) The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. These adjusted figures are not calculated in accordance with U.S. GAAP. See “—Non-GAAP Financial Measures” below.

Mortgage Technology Segment
The following charts and table present our selected statements of income data for our Mortgage Technology segment (dollars in millions):

REVENUES
400
300
200
100
0
$ (Millions)
$307
$12
$20
$72
$203
$236
$8
$21
$40
$167
Q1 2022
Q1 2023
Other
Data and analytics
Closing solutions
Origination technology

(1) The adjusted figures in the charts above are calculated by excluding items that are not reflective of our cash operations and core business performance. As a result, these adjusted figures are not calculated in accordance with U.S. GAAP. See “—Non-GAAP Financial Measures” below.

	Three Months Ended March 31,
	2023	2022	Change
Revenues:
Origination technology	167	203	(18)%
Closing solutions	40	72	(45)
Data and analytics	21	20	10
Other	8	12	(30)
Revenues	236	307	(23)
Other operating expenses	129	140	(7)
Depreciation and amortization	114	106	8
Acquisition-related transaction and integration costs	9	8	13
Operating expenses	252	254	—
Operating income/(loss)	$(16)	$53	(131)%

Recurring revenues	$165	$156	6%
Transaction revenues	$71	$151	(53)%
In the table above, we consider subscription fee and certain other revenues to be recurring revenues. Each revenue classification, above, contains a mix of recurring and transaction revenues, based on the various service offerings described in more detail, below.
Beginning in the first quarter of 2023, closing solutions revenues within our Mortgage Technology segment now include membership dues that were previously included in other revenues. We believe this is a more accurate reflection of the nature of these revenues. The impact of this change was not material, and the prior year period has been adjusted for comparability.
Mortgage Technology Revenues
Our mortgage technology revenues are derived from our comprehensive, end-to-end U.S. residential mortgage platform. Our mortgage technology business is intended to enable greater workflow efficiency for customers focused on originating U.S. residential mortgage loans. Mortgage technology revenues decreased $71 million for the three months ended March 31, 2023 from the comparable period in 2022 primarily due to lower mortgage origination volumes driven by rising interest rates. See Note 6 of our consolidated financial statements in this Quarterly Report where discussed further.
•Origination technology: Our origination technology revenues decreased 18% during the three months ended March 31, 2023, from the comparable period in 2022, due to lower transaction-based revenues as mortgage origination volumes declined. Our origination technology acts as a system of record for the mortgage transaction, automating the gathering, reviewing, and verifying of mortgage-related information and enabling automated enforcement of rules and business practices designed to help ensure that each completed loan transaction is of high quality and adheres to secondary market standards. These revenues are based on recurring Software as a Service, or SaaS, subscription fees, with an additive transaction-based or success-based pricing fee as lenders exceed the number of loans closed that are included with their monthly base subscription.
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
•Closing solutions: Our closing solutions revenues decreased 45% during the three months ended March 31, 2023 from the comparable period in 2022, due to lower mortgage origination volumes. Our closing solutions connect key participants, such as lenders, title and settlement agents and individual county recorders, to digitize the closing and recording process. Closing solutions also include revenues from our MERSCORP Holdings, Inc., or MERS database, which provides a system of record for recording and tracking changes and servicing rights and beneficial ownership interests in loans secured by U.S. residential real estate. Revenues from closing solutions are largely transaction-based and are based on the volume of loans closed.
•Data and Analytics: Our data and analytics revenues increased 10% during the three months ended March 31, 2023, from the comparable period in 2022, due to the addition of new customers in our Automation, Intelligence, Quality, or AIQ, and data businesses. Revenues include those related to ICE Mortgage Technology’s AIQ offering, which applies machine learning to the entire loan origination process, offering customers greater efficiency by streamlining data collection and validation through our automated document recognition and data extraction capabilities. AIQ revenues can be both recurring and transaction-based in nature. In addition, our data offerings include real-time industry and peer benchmarking tools, which provide originators a granular view into the real-time trends of nearly half the U.S. residential mortgage market. We also provide a Data as a Service, or DaaS, offering through private data clouds for lenders to access their own data and origination information. Revenues related to our data products are largely subscription-based and recurring in nature.
•Other: Other revenues decreased 30% during the three months ended March 31, 2023 from the comparable period in 2022, due to lower professional services. Other revenues include professional services fees, as well as revenues from ancillary products. Other revenues can be both recurring and transaction-based in nature.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Mortgage Technology segment's operating expenses, operating income/(loss) and operating margin (dollars in millions). See “—Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Mortgage Technology Segment:	Three Months Ended March 31,
	2023	2022	Change*
Operating expenses	$252	$254	—%
Adjusted operating expenses(1)	$151	$158	(4)%
Operating income/(loss)	$(16)	$53	n/a
Adjusted operating income(1)	$85	$149	(43)%
Operating margin	(7)%	17%	(24 pts)
Adjusted operating margin(1)	36%	49%	(13 pts)
*Percentage changes in the table above deemed "n/a" are not meaningful.

(1) The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. These adjusted numbers are not calculated in accordance with GAAP. See “—Non-GAAP Financial Measures”

Consolidated Operating Expenses
The following presents our consolidated operating expenses (dollars in millions):

CONSOLIDATED OPERATING EXPENSES
1,000
800
600
400
200
0
$ (Millions)
$907
$254
$251
$43
$359
$927
$260
$266
$49
$352
Q1 2022
Q1 2023
Depreciation and amortization
Technology and communication, rent and occupancy, and selling, general and administrative
Professional services and acquisition-related transaction and integration costs
Compensation and benefits

	Three Months Ended March 31,
	2023	2022	Change
Compensation and benefits	$352	$359	(2)%
Professional services	28	34	(18)
Acquisition-related transaction and integration costs	21	9	125
Technology and communication	172	175	(1)
Rent and occupancy	20	21	(3)
Selling, general and administrative	74	55	34
Depreciation and amortization	260	254	3
Total operating expenses	$927	$907	2%
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
For the three months ended March 31, 2023 and 2022, 9% and 10%, respectively, of our operating expenses were billed in pounds sterling or euros. Due to fluctuations in the U.S. dollar compared to the pound sterling and euro, our consolidated operating expenses were lower by $8 million during the three months ended March 31, 2023, than in the comparable period in 2022. See Item 3 “—Quantitative and Qualitative Disclosures About Market Risk —Foreign Currency Exchange Rate Risk” below for additional information.
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

	Three Months Ended March 31,
	2023	2022	Change
Employee headcount	9,010	9,009	—%
Stock-based compensation expenses	$40	$37	9%
Compensation and benefits expense decreased $7 million for the three months ended March 31, 2023 from the comparable period in 2022, primarily due to lower payroll, bonus and employee benefit expenses. The stock-based compensation expenses in the table above relate to employee stock option and restricted stock awards and exclude stock-based compensation related to acquisition-related transaction and integration costs.
Professional Services Expenses
Professional services expense includes fees for consulting services received on strategic and technology initiatives, temporary labor, as well as regulatory, legal and accounting fees, and may fluctuate as a result of changes in our use of these services in our business.
Professional services expenses decreased $6 million for the three months ended March 31, 2023, respectively, from the comparable period in 2022, primarily due to lower consulting expenses related to bringing certain mortgage technology-related costs in-house.
Acquisition-Related Transaction and Integration Costs
We incurred $21 million in acquisition-related transaction and integration costs during the three months ended March 31, 2023, primarily due to legal and consulting expenses related to our pending acquisition of Black Knight and our integration of Ellie Mae, Inc., or Ellie Mae. We incurred $9 million in acquisition-related transaction costs during the three months ended March 31, 2022, primarily related to our integration of Ellie Mae.
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
Technology and communications expenses decreased $3 million for the three months ended March 31, 2023 from the comparable period in 2022, primarily due to a decrease in license expense.
Rent and Occupancy Expenses
Rent and occupancy expense relates to leased and owned property and includes rent, maintenance, real estate taxes, utilities and other related costs. We have significant operations located in the U.S., U.K., and India, with smaller offices located throughout the world.

Rent and occupancy expenses decreased $1 million for the three months ended March 31, 2023 from the comparable period in 2022, primarily due to office closures. These costs were partially offset by higher costs related to utilities, repairs and maintenance as more employees returned to the office.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include marketing, advertising, public relations, insurance, bank service charges, dues and subscriptions, travel and entertainment, non-income taxes and other general and administrative costs.
Selling, general and administrative expenses increased $19 million for the three months ended March 31, 2023 from the comparable period in 2022 primarily due to payment of claims made following a NYSE system outage that occurred in January 2023, an accrual related to a potential $10 million regulatory settlement and increased travel and entertainment expenses, partially offset by higher marketing costs during 2022.
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
We recorded amortization expenses on intangible assets acquired as part of our acquisitions, as well as on other intangible assets, of $150 million and $153 million for the three months ended March 31, 2023 and 2022, respectively.
We recorded depreciation expenses on our fixed assets of $110 million and $101 million for the three months ended March 31, 2023 and 2022, respectively. This increase was primarily due to an increase in internally developed software assets in our Mortgage Technology segment.
Consolidated Non-Operating Income/(Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following tables present our non-operating income/(expenses) (dollars in millions):

	Three Months Ended March 31,
	2023	2022	Change*
Other income/(expense):
Interest income	$91	$1	n/a
Interest expense	(176)	(103)	71
Other expense, net	(35)	(58)	(40)
Total other income/(expense), net	$(120)	$(160)	(25)%
Net income attributable to non-controlling interest	$(19)	$(10)	77%
*Percentage changes in the table above deemed "n/a" are not meaningful.
Interest Income
Interest income increased during the three months ended March 31, 2023 from the same period in 2022 primarily due to an increase in short-term interest rates combined with larger investment balances. Interest income primarily represents interest income on our short-term investments, and for the three months ended March 31, 2023, included $62 million in interest income recorded in connection with the short-term investments related to the $5.0 billion of the SMR Notes (as defined in "Liquidity and Capital Resources—Debt") for the Black Knight acquisition. The remainder of the increase primarily relates to interest on the restricted cash balances held within our regulated entities.
Interest Expense
Interest expense increased during the three months ended March 31, 2023 primarily due to $56 million in interest expense on the Black Knight acquisition-related-debt, and $36 million related to the debt refinancing completed in 2022. See “—Debt” below.

Other Expense, net
Our equity method investments include OCC and Bakkt, among others. We recognized $35 million and $42 million during the three months ended March 31, 2023 and 2022, respectively, of our share of estimated equity method investment losses, net, which is included in other expense, net. The estimated losses for both the three months ended March 31, 2023 and March 31, 2022 are primarily related to our investment in Bakkt, partially offset by our share of net profits of OCC. Both the three month periods ended March 31, 2023 and 2022 include adjustments to reflect the difference between reported prior period actual results from our original estimates.
During the three months ended March 31, 2022, we recorded $9 million for a legal settlement, which is included in other expense.
We incurred foreign currency transaction losses of $1 million and $5 million for the three months ended March 31, 2023 and 2022, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. Foreign currency transaction gains/(losses) are recorded in other income/(expense), net, when the settlement of foreign currency assets, liabilities and payables occur in non-functional currencies and there is an increase or decrease in the period-end foreign currency exchange rates between periods. See Item 3 “—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Rate Risk” included elsewhere in this Quarterly Report for more information on these items.
Non-controlling Interest
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests. As of March 31, 2023, our non-controlling interests included those related to the non-ICE limited partners' interest in our CDS clearing subsidiaries, and non-controlling interests in ICE Futures Abu Dhabi.
Consolidated Income Tax Provision
Consolidated income tax expense was $175 million and $165 million for the three months ended March 31, 2023 and 2022, respectively. The change in consolidated income tax expense between periods is primarily due to the tax impact of changes in our pre-tax income and the changes in our effective tax rate each period.
Our effective tax rate was 21% and 20% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate for the three months ended March 31, 2023 was higher than the effective tax rate for the comparable period in 2022 primarily due to the impact of the U.K. corporate income tax increase from 19% to 25% effective April 1, 2023, partially offset by favorable audit settlements for certain historical years.
In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. The IRA introduced a 15% corporation minimum tax, or CAMT, on adjusted financial statement income for corporations with profits in excess of $1 billion, effective for tax years after December 31, 2022. Based on the current guidance provided by the Internal Revenue Service and Department of the Treasury, the implementation of the CAMT did not have a material impact on our financial statements as of March 31, 2023.
The IRA also includes a share buyback excise tax of 1% on share repurchases, which will apply to net share repurchases after December 31, 2022. During the three months ended March 31, 2023, we did not repurchase any shares, therefore, we were not subject to any excise tax. The newly imposed excise tax on share repurchases is not considered an income tax. Any excise tax, as a result of future share repurchases, will be considered part of the cost of the shares repurchased and reflected in the equity section of our consolidated financial statements.

Liquidity and Capital Resources
Below are charts that reflect our outstanding debt and capital allocation. The acquisition and integration costs in the chart below include cash paid for acquisitions, net of cash received for divestitures, cash paid for equity and equity method investments, cash paid for non-controlling interest and redeemable non-controlling interest, and acquisition-related transaction and integration costs in each period.
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
Consolidated cash and cash equivalents were $2.1 billion and $1.8 billion as of March 31, 2023 and December 31, 2022, respectively. We had $6.6 billion in short-term and long-term restricted cash and cash equivalents as of both March 31, 2023 and December 31, 2022. We had $102.1 billion and $142.0 billion of cash and cash equivalent margin deposits and guaranty funds as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023, the amount of unrestricted cash held by our non-U.S. subsidiaries was $456 million. Due to U.S. tax reform, the majority of our foreign earnings since January 1, 2018 have been subject to immediate U.S. income taxation, and the existing non-U.S. unrestricted cash balance can be distributed to the U.S. in the future with no material additional income tax consequences.
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
Cash Flow
The following table presents the major components of net changes in cash and cash equivalents, and restricted cash and cash equivalents (in millions):

	Three Months Ended March 31,
	2023	2022
Net cash provided by/(used in):
Operating activities	$653	$756
Investing activities	2,045	882
Financing activities	(42,351)	13,678
Effect of exchange rate changes	1	(1)
Net increase/(decrease) in cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	$(39,652)	$15,315
Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain items, including depreciation and amortization, deferred taxes, stock based compensation and the effects of changes in working capital.
The $103 million decrease in net cash provided by operating activities during the three months ended March 31, 2023 from the comparable period in 2022 was driven by changes in our working capital and the timing of various payments, such as higher Section 31 fee payments of $98 million, partially offset by an increase in net income.
Investing Activities
Consolidated net cash provided by investing activities for the three months ended March 31, 2023 primarily relates to $2.6 billion in proceeds from the sale of invested margin deposits, partially offset by $463 million of purchases of invested margin deposits, $21 million of capital expenditures and $64 million of capitalized software development costs.

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

Financing Activities
Consolidated net cash used in financing activities for the three months ended March 31, 2023 primarily relates to a decrease in our cash and cash equivalent margin deposits and guaranty fund balances of $42.1 billion due to lower commodity prices and reduced volatility, partially offset by $236 million in dividend payments to stockholders and $49 million in cash payments related to treasury shares received for restricted stock tax payments and stock option exercises.
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
Debt
As of March 31, 2023, we had $18.1 billion in outstanding debt, all of which related to our senior notes, with a weighted average maturity of 16 years and a weighted average cost of 3.6% per annum. We did not have any commercial paper notes outstanding as of March 31, 2023. As of December 31, 2022, we had $18.1 billion in outstanding debt, all of which related to our senior notes. We also had $4 million outstanding under credit lines at our ICE India subsidiaries. As of December 31, 2022, our senior notes of $18.1 billion had a weighted average maturity of 16 years and a weighted average cost of 3.6% per annum. We did not have any commercial paper notes outstanding as of December 31, 2022.
We have a $3.9 billion senior unsecured revolving credit facility, or the Credit Facility, with a maturity date of May 25, 2027. As of March 31, 2023, of the $3.9 billion that was available for borrowing under the Credit Facility, $151 million was required to support certain broker-dealer and other subsidiary commitments. The remaining $3.7 billion was available for working capital and general corporate purposes including, but not limited to, acting as a backstop to future increases in the amounts outstanding under the Commercial Paper Program.
We intend to use $4.9 billion net proceeds of our senior notes due in 2025, 2027, 2029 and 2062 Notes, or collectively, the SMR Notes, together with the issuance of commercial paper and/or borrowings under the Credit Facility, cash on hand or other immediately available funds and borrowings under the Term Loan, to finance the cash portion of the purchase price for Black Knight. The SMR Notes are subject to a special mandatory redemption feature pursuant to which we will be required to redeem all of the outstanding SMR Notes at a redemption price equal to 101% of the aggregate principal amount of the SMR Notes, plus accrued and unpaid interest, in the event that the Black Knight acquisition is not consummated on or prior to May 4, 2023 (subject to two automatic extensions of three months each, to August 4, 2023 and to November 4, 2023, respectively, if U.S. antitrust clearance or a related law, injunction, order or other judgment, in each case whether temporary, preliminary or permanent, that restrains, enjoins or otherwise prohibits the consummation of the Black Knight merger remains outstanding and all other conditions to closing are satisfied (or in the case of conditions that by their terms are to be satisfied at the closing, are capable of being satisfied if the closing were to occur on such date) at each extension date), or if the Black Knight merger agreement is terminated at any time prior to such date. The $4.9 billion net proceeds from the SMR Notes are separately invested and recorded as short-term restricted cash and cash equivalents in our consolidated balance sheet as of March 31, 2023. For additional information regarding this transaction, refer to Note 3 to our consolidated unaudited financial statements, included in this Quarterly Report.
We have a 364-day senior unsecured bridge facility in an aggregate principal amount not to exceed $14.0 billion, or the Bridge Facility. The commitments that we obtained for the Bridge Facility were permanently reduced from $14.0 billion and there were no amounts outstanding as of March 31, 2023 as a result of (i) the amendment and extension of the Credit Facility, (ii) the issuance by the Company of certain senior unsecured notes on May 23, 2022, (iii) Euroclear divestment proceeds, (iv) the generation of cash internally by the Company, and (v) the effectiveness of our term loan facility.
We have a $2.4 billion two-year senior unsecured delayed draw term loan facility, or the Term Loan. Draws under the Term Loan bear interest on the principal amount outstanding at either (a) Term SOFR plus an applicable margin plus a credit spread adjustment of 10 basis points or (b) a "base rate" plus an applicable margin. The applicable margin ranges from 0.625% to 1.125% for Term SOFR loans and from 0.000% to 0.125% for base rate loans, in each case, based on a ratings-based pricing grid. We expect to use the proceeds from borrowings under the Term Loan to fund a portion of the purchase price for the Black Knight acquisition. We have the option to prepay outstanding amounts under the Term Loan in whole or in part at any time. No amounts were outstanding under the Term Loan as of March 31, 2023.
Our Commercial Paper Program enables us to borrow efficiently at reasonable short-term interest rates and provides us with the flexibility to de-lever using our strong annual cash flows from operating activities whenever our leverage becomes elevated as a result of investment or acquisition activities. We did not have any notes outstanding under our Commercial Paper Program as of March 31, 2023.

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
For additional details of our debt instruments, refer to Note 8 to our consolidated unaudited financial statements, included in this Quarterly Report, and Note 10 to our consolidated financial statements included in our 2022 Form 10-K.
Capital Return
In December 2021, our Board approved an aggregate of $3.15 billion for future repurchases of our common stock with no fixed expiration date that became effective January 1, 2022.
We did not have any share repurchases during the three months ended March 31, 2023. For the three months ended March 31, 2022, we repurchased 3.7 million shares of our outstanding common stock at a cost of $475 million, including 3.3 million shares at a cost of $425 million under our Rule 10b5-1 trading plan and 0.4 million shares at a cost of $50 million on the open market during an open trading period. Shares repurchased are held in treasury stock.
The remaining balance of Board approved funds for future repurchases as of March 31, 2023 is $2.5 billion. In connection with our pending acquisition of Black Knight, on May 4, 2022 we terminated our Rule 10b5-1 trading plan and suspended share repurchases. The approval of our Board for stock repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our Board may increase or decrease the amount available for repurchases from time to time.
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
During the three months ended March 31, 2023, we paid a quarterly dividend of $0.42 per share of our common stock for an aggregate payout of $236 million, which includes the payment of dividend equivalents on unvested employee restricted stock units.
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
As of March 31, 2023, we had $2.5 billion authorized for future repurchases of our common stock. Refer to Note 10 to our consolidated financial statements included in this Quarterly Report for additional details on our stock repurchase program.
Our Board has adopted a quarterly dividend policy providing that dividends will be approved quarterly by the Board or the Audit Committee taking into account factors such as our evolving business model, prevailing business conditions, our current and future planned strategic growth initiatives and our financial results and capital requirements, without a predetermined net income payout ratio. On May 4, 2023, we announced a $0.42 per share dividend for the second quarter of 2023 with the dividend payable on June 30, 2023 to stockholders of record as of June 15, 2023.

Other than the facilities for the ICE Clearing Houses, our Credit Facility, our Term Loan, our Bridge Facility and our Commercial Paper Program are currently the only significant agreements or arrangements that we have for liquidity and capital resources with third parties. See Notes 8 and 12 to our consolidated financial statements included in this Quarterly Report for further discussion. In the event of any strategic acquisitions, mergers or investments, or if we are required to raise capital for any reason or desire to return capital to our stockholders, we may incur additional debt, issue additional equity to raise necessary funds, repurchase additional shares of our common stock or pay a dividend. However, we cannot provide assurance that such financing or transactions will be available or successful, or that the terms of such financing or transactions will be favorable to us. See “—Debt" above.
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
The tables below outline our adjusted operating expenses, adjusted operating income, adjusted operating margin, adjusted net income attributable to ICE common stockholders, adjusted diluted earnings per share and adjusted free cash flow, which are non-GAAP measures that are calculated by making adjustments for items we view as not reflective of our cash operations and core business performance. These measures, including the adjustments and their related income tax effect and other tax adjustments (in millions, except for percentages and per share amounts), are as follows:

	Exchanges Segment		Fixed Income and Data Services Segment		Mortgage Technology Segment		Consolidated
	Three Months Ended March 31,
	2023	2022	2023	2022	2023	2022	2023	2022
Total revenues, less transaction-based expenses	$1,097	$1,083	$563	$509	$236	$307	$1,896	$1,899
Operating expenses	332	299	343	354	252	254	927	907
Less: Amortization of acquisition-related intangibles	16	16	42	49	92	88	150	153
Less: Transaction and integration costs	12	—	—	—	9	8	21	8
Less: Other	16	—	—	—	—	—	16	—
Adjusted operating expenses	$288	$283	$301	$305	$151	$158	$740	$746
Operating income/(loss)	$765	$784	$220	$155	$(16)	$53	$969	$992
Adjusted operating income	$809	$800	$262	$204	$85	$149	$1,156	$1,153
Operating margin	70%	72%	39%	30%	(7)%	17%	51%	52%
Adjusted operating margin	74%	74%	47%	40%	36%	49%	61%	61%

Net income attributable to ICE common stockholders							$655	$657
Add: Amortization of acquisition-related intangibles							150	153
Add: Transaction and integration costs							21	8
Less: Net interest income on pre-acquisition-related debt							(6)	—
Add: Net losses from unconsolidated investees							35	42
Add: Other							16	9
Less: Income tax effect for the above items							(57)	(58)
Add/(Less): Deferred tax adjustments on acquisition-related intangibles							1	(7)
Less: Other tax adjustments							(24)	—
Adjusted net income attributable to ICE common stockholders							$791	$804
Diluted earnings per share attributable to ICE common stockholders							$1.17	$1.16
Adjusted diluted earnings per share attributable to ICE common stockholders							$1.41	$1.43
Diluted weighted average common shares outstanding							561	564
Amortization of acquisition-related intangibles are included in non-GAAP adjustments as excluding these non-cash expenses provides greater clarity regarding our financial strength and stability of cash operating results.
Transaction and integration costs are included as part of our core business expenses, except for those that are directly related to the announcement, closing, financing, or termination of a transaction. However, we adjust for the acquisition-related transaction and integration costs for acquisitions such as Ellie Mae given the magnitude of the $11.4 billion purchase price of the acquisition. We also adjusted for the acquisition-related transaction costs related to our pending acquisition of Black Knight.
We adjust for our share of net income/(losses) related to our equity method investments, which primarily include OCC and Bakkt. We believe these adjustments provide greater clarity of our performance, given that equity and equity method investments are non-cash and not a part of our core operations.
Other non-GAAP adjustments during the three months ended March 31, 2023 relate to a $6 million expense for claims made following a NYSE system outage that occurred in January 2023 and an accrual related to a potential $10 million regulatory settlement. Other non-GAAP adjustments during the three months ended March 31, 2022 relate to an accrual for a legal settlement. We do not consider events of this type to be reflective of our core business operations.
Non-GAAP tax adjustments include the tax impacts of the pre-tax non-GAAP adjustments, deferred tax adjustments on acquisition-related intangibles, and other tax adjustments. The deferred tax adjustments of $1 million and ($7 million) for the three months ended March 31, 2023 and 2022, respectively, relate primarily to U.S. state apportionment changes. Other tax adjustments of ($24 million) during the three months ended March 31, 2023 are primarily related to audit settlements for pre-acquisition tax matters.
Non-GAAP Liquidity Measures
We consider adjusted free cash flow to be a non-GAAP liquidity measure that provides useful information to management and investors to analyze cash resources generated from our operations. We believe that free cash flow is also useful as one of the bases for comparing our performance with our competitors, and demonstrates our ability to convert the reinvestment of capital expenditures and capitalized software development costs required to maintain and grow our business, as well as adjust for timing differences related to the payment of section 31 fees. This non-GAAP liquidity measure is not presented in accordance with, or as an alternative to, GAAP liquidity measures and may be different from non-GAAP measures used by other companies. Adjusted free cash flow, including the related adjustments are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$653	$756
Less: Capital expenditures	(21)	(36)
Less: Capitalized software development costs	(64)	(67)
Free cash flow	568	653
Add/(less): Section 31 fees, net	105	7
Adjusted free cash flow	$673	$660
For additional information on these items, refer to our consolidated financial statements included in this Quarterly Report and “—Consolidated Operating Expenses” above.
Contractual Obligations and Commercial Commitments
During the three months ended March 31, 2023, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K.
As described in Note 12 to our consolidated financial statements, which are included elsewhere in this Quarterly Report, certain clearing house collateral is reported off-balance sheet. We do not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities.
New and Recently Adopted Accounting Pronouncements
During the three months ended March 31, 2023, there were no significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 of our 2022 Form 10-K.
Critical Accounting Policies
During the three months ended March 31, 2023, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K.
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
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term restricted cash and cash equivalents, short-term and long-term investments and indebtedness. As of March 31, 2023 and December 31, 2022, our cash and cash equivalents and short-term and long-term restricted cash and cash equivalents were $8.6 billion and $8.4 billion, respectively, of which $345 million and $346 million, respectively, were denominated in pounds sterling, euros or Canadian dollars, and the remaining amounts are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical 50% decrease in short-term interest rates would decrease our annual pre-tax earnings by $179 million as of March 31, 2023, assuming no change in the amount or composition of our cash and cash equivalents and short-term and long-term restricted cash and cash equivalents.

As of March 31, 2023, we had $18.1 billion in outstanding debt, all of which related to our senior notes. See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Debt" and Note 8 to our consolidated financial statements included in this Quarterly Report.
The interest rates on our Commercial Paper Program are currently evaluated based upon current maturities and market conditions. As of March 31, 2023, we did not have any notes outstanding under our Commercial Paper Program. The effective interest rate of commercial paper issuances will fluctuate based on the movement in short-term interest rates along with shifts in supply and demand within the commercial paper market.
Foreign Currency Exchange Rate Risk
As an international business, we are subject to foreign currency exchange rate risk. We may experience gains or losses from foreign currency transactions in the future given that a significant part of our assets and liabilities are recorded in pounds sterling, Canadian dollars or euros, and a significant portion of our revenues and expenses are recorded in pounds sterling or euros. Certain assets, liabilities, revenues and expenses of foreign subsidiaries are denominated in the local functional currency of such subsidiaries. Our exposure to foreign denominated earnings for the three months ended March 31, 2023 and 2022 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Pound Sterling	Euro	Pound Sterling	Euro
Average exchange rate to the U.S. dollar in the current year period	1.2150	1.0730	1.3424	1.1229
Average exchange rate to the U.S. dollar in the same period in the prior year	1.3424	1.1229	1.3792	1.2060
Average exchange rate increase/ (decrease)	(9)%	(4)%	(3)%	(7)%
Foreign denominated percentage of:
Revenues, less transaction-based expenses	8%	7%	8%	7%
Operating expenses	7%	2%	8%	2%
Operating income	8%	12%	7%	12%
Impact of the currency fluctuations (1) on:
Revenues, less transaction-based expenses	$(15)	$(7)	$(4)	$(10)
Operating expenses	$(7)	$(1)	$(2)	$(1)
Operating income	$(8)	$(6)	$(2)	$(9)

(1)    Represents the impact of currency fluctuation for the three months ended March 31, 2023 and 2022 compared to the same periods in the prior year.
We have a significant part of our assets, liabilities, revenues and expenses recorded in pounds sterling or euros. During both the three months ended March 31, 2023 and 2022, 15% of our consolidated revenues, less transaction-based expenses were denominated in pounds sterling or euros and for the three months ended March 31, 2023 and 2022, 9% and 10%, respectively, of our consolidated operating expenses were denominated in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.
Foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables occurs through our operations, which are received in or paid in pounds sterling, Canadian dollars, or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We incurred foreign currency transaction losses of $1 million and $5 million for the three months ended March 31, 2023 and 2022, respectively, inclusive of the impact of foreign currency hedging transactions. The foreign currency transaction losses were primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. A 10% adverse change in the underlying foreign currency exchange rates as of March 31, 2023, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity, would result in a foreign currency loss of $15 million.
We entered into foreign currency hedging transactions during the three months ended March 31, 2023 and 2022 as economic hedges to help mitigate a portion of our foreign exchange risk exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. Although we may enter into additional hedging transactions in the future, these hedging arrangements may not be effective, particularly in the event of imprecise forecasts of the levels of our non-U.S. denominated assets and liabilities.

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

	As of March 31, 2023
	Position in pounds sterling	Position in Canadian dollars	Position in euros
Assets	£712	$2,492	€188
of which goodwill represents	555	393	92
Liabilities	96	2,021	65
Net currency position	£616	$471	€123
Net currency position, in $USD	$759	$349	$134
Negative impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$76	$35	$13
Foreign currency translation adjustments are included as a component of accumulated other comprehensive income/(loss) within our balance sheet. See the table below for the portion of equity attributable to foreign currency translation adjustments as well as the activity for the three months ended March 31, 2023 included within our statement of other comprehensive income. The impact of the foreign currency exchange rate differences in the tables below were primarily driven by fluctuations of the pound sterling as compared to the U.S. dollar which were 1.2332 and 1.2093 as of March 31, 2023 and December 31, 2022, respectively, and by fluctuations of the euro as compared to the U.S. dollar which were 1.0842 and 1.0704 as of March 31, 2023 and December 31, 2022, respectively.

Changes in Accumulated Other Comprehensive Loss from Foreign Currency Translation Adjustments (in millions)
Balance, as of December 31, 2022	$(278)
Other comprehensive income	16
Income tax benefit/(expense)	—
Net current period other comprehensive income	16
Balance, as of March 31, 2023	$(262)

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
Clearing House Cash Deposit Risks
The ICE Clearing Houses hold material amounts of clearing member margin deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. Refer to Note 12 to our consolidated financial statements for more information on the ICE Clearing Houses' cash and cash equivalent margin deposits and guaranty funds, invested deposits, delivery contracts receivable and unsettled variation margin which were $104.0 billion as of March 31, 2023. While we seek to achieve a reasonable rate of return which may generate interest income for our clearing members, we are primarily concerned with preservation of capital and managing the risks associated with these deposits. As the ICE Clearing Houses may pass on interest revenues (minus costs) to the clearing members, this could include negative or reduced yield due to market conditions. For a summary of the risks associated with these deposits and how these risks are mitigated, see Part II, Item 7(A) “Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Form 10-K.

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
PART II. Other Information
ITEM 1.    LEGAL PROCEEDINGS
See Note 13 to the consolidated financial statements and related notes, which is incorporated by reference herein.
ITEM 1(A).     RISK FACTORS
During the three months ended March 31, 2023, there were no significant new risk factors from those disclosed in Part I, Item 1A, "Risk Factors" in our 2022 Form 10-K. In addition to the other information set forth in this Quarterly Report, including the information in the "—Regulation" section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the factors discussed under “Risk Factors” and the regulation discussion under “Business—Regulation” in our 2022 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our 2022 Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
During the three months ended March 31, 2023, there were not any purchases made by or on behalf of ICE or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock.
Refer to Note 10 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report, for details on our share repurchases.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
Not applicable.

ITEM 6.        EXHIBITS

Exhibit Number		Description of Document
2.1	—
Amendment No. 1, dated as of March 7, 2023, to the Agreement and Plan of Merger, dated as of May 4, 2022, among Intercontinental Exchange, Inc., Sand Merger Sub Corporation and Black Knight, Inc. (incorporated by reference to Exhibit 2.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on March 7, 2023, File No. 001-36198).

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

10.1*	—	Employment Agreement dated February 1, 2023 between Intercontinental Exchange Holdings, Inc. and Christopher Edmonds.

10.2*	—	Aircraft Time Sharing Agreement dated as of April 17, 2023 between Intercontinental Exchange Holdings, Inc. and Christopher Edmonds.

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	—	Section 1350 Certification of Chief Executive Officer.

32.2**	—	Section 1350 Certification of Chief Financial Officer.

0.101	—
The following materials from Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	—	The cover page from Intercontinental Exchange, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL.

*	Filed herewith.
**
Furnished herewith. These exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intercontinental Exchange, Inc. (Registrant)

Date: May 4, 2023	By:	/s/ A. Warren Gardiner
A. Warren Gardiner
Chief Financial Officer
(Principal Financial Officer)