Form 10-Q
period 2023-06-30
Intercontinental Exchange, Inc.
filed 2023-08-03
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☑
As of August 1, 2023, the number of shares of the registrant’s Common Stock outstanding was 560,301,373 shares.

INTERCONTINENTAL EXCHANGE, INC.
Form 10-Q
Quarterly Period Ended June 30, 2023

PART I. Financial Statements
Item 1.    Consolidated Financial Statements

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)

	As of	As of December 31, 2022
	June 30, 2023
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$2,877	$1,799
Short-term restricted cash and cash equivalents	5,413	6,149
Restricted short-term investments	735	—
Cash and cash equivalent margin deposits and guaranty funds	86,917	141,990
Invested deposits, delivery contracts receivable and unsettled variation margin	1,412	5,382
Customer accounts receivable, net of allowance for doubtful accounts of $25 and $22 at June 30, 2023 and December 31, 2022, respectively	1,313	1,169
Prepaid expenses and other current assets	555	458
Total current assets	99,222	156,947
Property and equipment, net	1,718	1,767
Other non-current assets:
Goodwill	21,134	21,111
Other intangible assets, net	12,814	13,090
Long-term restricted cash and cash equivalents	205	405
Long-term restricted investments	199	—
Other non-current assets	991	1,018
Total other non-current assets	35,343	35,624
Total assets	$136,283	$194,338

Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$919	$866
Section 31 fees payable	173	223
Accrued salaries and benefits	226	352
Deferred revenue	437	170
Short-term debt	—	4
Margin deposits and guaranty funds	86,917	141,990
Invested deposits, delivery contracts payable and unsettled variation margin	1,412	5,382
Other current liabilities	120	184
Total current liabilities	90,204	149,171
Non-current liabilities:
Non-current deferred tax liability, net	3,256	3,493
Long-term debt	18,128	18,118
Accrued employee benefits	156	160
Non-current operating lease liability	218	254
Other non-current liabilities	432	381
Total non-current liabilities	22,190	22,406
Total liabilities	112,394	171,577
Commitments and contingencies

Equity:
Intercontinental Exchange, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 1,500 shares authorized; 636 and 634 issued at June 30, 2023 and December 31, 2022, respectively, and 560 and 559 shares outstanding at June 30, 2023 and December 31, 2022, respectively	6	6
Treasury stock, at cost; 76 and 75 shares at June 30, 2023 and December 31, 2022, respectively	(6,276)	(6,225)
Additional paid-in capital	14,449	14,313
Retained earnings	15,925	14,943
Accumulated other comprehensive loss	(284)	(331)
Total Intercontinental Exchange, Inc. stockholders’ equity	23,820	22,706
Non-controlling interest in consolidated subsidiaries	69	55
Total equity	23,889	22,761
Total liabilities and equity	$136,283	$194,338

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Exchanges	$3,214	$3,247	$1,541	$1,604
Fixed income and data services	1,109	1,021	546	512
Mortgage technology	485	604	249	297
Total revenues	4,808	4,872	2,336	2,413
Transaction-based expenses:
Section 31 fees	175	174	56	123
Cash liquidity payments, routing and clearing	849	985	392	476
Total revenues, less transaction-based expenses	3,784	3,713	1,888	1,814
Operating expenses:
Compensation and benefits	703	714	351	355
Professional services	57	69	29	35
Acquisition-related transaction and integration costs	46	62	25	53
Technology and communication	345	344	173	169
Rent and occupancy	45	41	25	20
Selling, general and administrative	137	112	63	57
Depreciation and amortization	527	510	267	256
Total operating expenses	1,860	1,852	933	945
Operating income	1,924	1,861	955	869
Other income/(expense):
Interest income	193	9	102	8
Interest expense	(351)	(264)	(175)	(161)
Other income/(expense), net	(70)	(35)	(35)	23
Total other income/(expense), net	(228)	(290)	(108)	(130)
Income before income tax expense	1,696	1,571	847	739
Income tax expense	207	338	32	173
Net income	$1,489	$1,233	$815	$566
Net income attributable to non-controlling interest	(35)	(21)	(16)	(11)
Net income attributable to Intercontinental Exchange, Inc.	$1,454	$1,212	$799	$555
Earnings per share attributable to Intercontinental Exchange, Inc. common stockholders:
Basic	$2.60	$2.17	$1.43	$0.99
Diluted	$2.59	$2.16	$1.42	$0.99
Weighted average common shares outstanding:
Basic	560	560	560	558
Diluted	561	562	561	560

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Net income	$1,489	$1,233	$815	$566
Other comprehensive income/(loss):
Foreign currency translation adjustments	47	(109)	31	(84)
Other comprehensive income/(loss)	47	(109)	31	(84)
Comprehensive income	$1,536	$1,124	$846	$482
Comprehensive income attributable to non-controlling interest	(35)	(21)	(16)	(11)
Comprehensive income attributable to Intercontinental Exchange, Inc.	$1,501	$1,103	$830	$471
See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Value	Shares	Value
Balance, as of December 31, 2022	634	$6	(75)	$(6,225)	$14,313	$14,943	$(331)	$55	$22,761
Other comprehensive income	—	—	—	—	—	—	47	—	47
Exercise of common stock options	—	—	—	—	24	—	—	—	24
Payments relating to treasury shares	—	—	(1)	(51)	—	—	—	—	(51)
Stock-based compensation	—	—	—	—	94	—	—	—	94
Issuance under the employee stock purchase plan	—	—	—	—	18	—	—	—	18
Contribution from equity partners	—	—	—	—	—	—	—	9	9
Issuance of restricted stock	2	—	—	—	—	—	—	—	—
Distributions of profits	—	—	—	—	—	—	—	(30)	(30)
Dividends paid to stockholders	—	—	—	—	—	(472)	—	—	(472)
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	(35)	—	35	—
Net income	—	—	—	—	—	1,489	—	—	1,489
Balance, as of June 30, 2023	636	$6	(76)	$(6,276)	$14,449	$15,925	$(284)	$69	$23,889

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Value	Shares	Value
Balance, as of March 31, 2023	635	$6	(76)	$(6,274)	$14,388	$15,362	$(315)	$44	$23,211
Other comprehensive income	—	—	—	—	—	—	31	—	31
Exercise of common stock options	—	—	—	—	14	—	—	—	14
Payments relating to treasury shares	—	—	—	(2)	—	—	—	—	(2)
Stock-based compensation	—	—	—	—	47	—	—	—	47
Contribution from equity partners	—	—	—	—	—	—	—	9	9
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Dividends paid to stockholders	—	—	—	—	—	(236)	—	—	(236)
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	(16)	—	16	—
Net income	—	—	—	—	—	815	—	—	815
Balance, as of June 30, 2023	636	$6	(76)	$(6,276)	$14,449	$15,925	$(284)	$69	$23,889

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest - (Continued)
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

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net income	$1,489	$1,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	527	510
Stock-based compensation	85	76
Deferred taxes	(239)	(147)
Gain on sale of Euroclear investment	—	(41)
Net losses from unconsolidated investees	65	57
Other	26	21
Changes in assets and liabilities:
Customer accounts receivable	(181)	(177)
Other current and non-current assets	(66)	(48)
Section 31 fees payable	(50)	115
Deferred revenue	279	292
Other current and non-current liabilities	(130)	(166)
Total adjustments	316	492
Net cash provided by operating activities	1,805	1,725

Investing activities:
Capital expenditures	(61)	(70)
Capitalized software development costs	(142)	(134)
Purchases of invested margin deposits	(771)	(1,431)
Proceeds from sales of invested margin deposits	3,078	3,815
Cash paid for acquisitions, net of cash acquired	(5)	(36)
Purchases of equity and equity method investments	(6)	(43)
Proceeds from sale of Euroclear investment	—	741
Purchases of investments	(949)	—
Other	—	1
Net cash provided by investing activities	1,144	2,843

Financing activities:
Proceeds from/(repayments of) debt facilities, net	(4)	5,186
Redemption of commercial paper, net	—	(1,012)
Capital contributions from non-controlling interests	9	—
Repurchases of common stock	—	(632)
Dividends to stockholders	(472)	(427)
Change in cash and cash equivalent margin deposits and guaranty funds	(57,380)	16,163
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(50)	(71)
Other	11	31
Net cash provided by/(used in) financing activities	(57,886)	19,238
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	6	(19)
Net increase/(decrease) in cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	(54,931)	23,787
Cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at beginning of period	150,343	147,976
Cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at end of period	$95,412	$171,763

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In millions)
(Unaudited)

	As of June 30, 2023	As of June 30, 2022
Supplemental cash flow disclosure:
Cash paid for income taxes	$536	$524
Cash paid for interest	$341	$226

Reconciliation of the components of cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds to the balance sheet:
Cash and cash equivalents	$2,877	$830
Short-term restricted cash and cash equivalents	5,413	6,045
Long-term restricted cash and cash equivalents	205	405
Cash and cash equivalent margin deposits and guaranty funds	86,917	164,483
Total	$95,412	$171,763

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
Preparing financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the amounts that are reported in our consolidated financial statements and accompanying disclosures. Actual amounts could differ from those estimates. The results of operations for the six months and three months ended June 30, 2023 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
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
We have considered the impacts of macroeconomic conditions during the quarter, including interest rates, the inflationary environment, geopolitical events and military conflicts, including repercussions from the conflict in Ukraine, and the impact that any of the foregoing may have on the global economy and on our business. As of June 30, 2023, our businesses and operations, including our exchanges, clearing houses, listings venues, data services businesses and mortgage platforms, have not suffered a material negative impact as a result of these events. There continues to be uncertainty surrounding the current macroeconomic environment and the impact that it may have on the global economy and on our business.
Recently Adopted Accounting Pronouncements
During the six months ended June 30, 2023, there were no significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022, or the 2022 Form 10-K.

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
On March 7, 2023, ICE and Black Knight announced that, in connection with the merger agreement, Black Knight has entered into an agreement to sell its Empower loan origination business. On March 7, 2023, ICE and Black Knight also entered into an amendment to the merger agreement to reduce the value of the aggregate transaction consideration to approximately $11.7 billion as of March 7, 2023, or $75 per share of Black Knight common stock, with cash comprising 90% of the value of the aggregate transaction consideration and shares of our common stock comprising 10% of the value of the aggregate transaction consideration. The aggregate cash component of the transaction consideration is fixed at $10.5 billion, and the value of the aggregate stock component of the transaction consideration will fluctuate with the market price of our common stock and will be determined based on the average of the volume weighted averages of the trading prices of our common stock on each of the ten consecutive trading days ending three trading days prior to the closing of the merger. If consummated, we expect that this transaction will build on our position as a provider of end-to-end electronic workflow solutions for the rapidly evolving U.S. residential mortgage industry. We believe the Black Knight ecosystem adds value for clients of all sizes across the mortgage and real estate lifecycles by helping organizations lower costs, increase efficiencies, grow their businesses, and reduce risk.
On March 30, 2023, our amended proxy statement/prospectus on Form S-4 was declared effective by the SEC, and on April 28, 2023, Black Knight stockholders approved the amendment to the merger agreement.
On July 17, 2023, we announced that we have agreed to sell Black Knight’s Optimal Blue business to the same purchaser as that of the Empower business for $700 million. The structure of this proposed transaction includes a payment of $200 million in cash, with the remainder financed by a $500 million promissory note issued by the purchaser to Black Knight, as a subsidiary of ICE, at the closing of the transaction. The closing of the proposed Optimal Blue divestiture transaction is subject to the closing of our acquisition of Black Knight, the closing of the acquisition of Black Knight’s Empower loan origination system business, and the satisfaction of other customary closing conditions.
The transaction is expected to close in the second half of 2023 following the receipt of regulatory approvals, a favorable resolution of the FTC litigation concerning this transaction, and the satisfaction of customary closing conditions. See Note 13 where additional details of this transaction are discussed.

4. Investments
Equity Investments Subject to ASU 2016-01
Our equity investments are subject to valuation under Accounting Standards Update, or ASU, 2016-01, Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. See Note 14 for a discussion of our determination of fair value of our financial instruments, which were not material as of June 30, 2023.
Investment in Euroclear
We previously owned a 9.8% stake in Euroclear, plc, or Euroclear, that we originally purchased for $631 million. We participated on the Euroclear Board of Directors, and we classified our investment in Euroclear as an equity investment.
During the three months ended June 30, 2022, we completed the sale of our 9.8% stake in Euroclear. The carrying value of our investment was $700 million at the time of the sale and was classified within other current assets on our balance sheet. We recorded a net gain on the sale of $41 million, which was included in other income, during the three months ended June 30, 2022.
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
We recognized $65 million and $57 million as our share of estimated losses, net, from our equity method investments during the six months ended June 30, 2023 and 2022, respectively, and $30 million and $15 million as our share of losses, net, from our equity method investments during the three months ended June 30, 2023 and 2022, respectively. The estimated losses during both the six months and three months ended June 30, 2023 and 2022 are primarily related to our investment in Bakkt, partially offset by our share of OCC profits. Both periods include adjustments to reflect the difference between reported prior period actual results from our original estimates.
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
Investment in Bakkt
As of June 30, 2023, we held an approximate 64% economic interest in Bakkt. As a result of limitations on ICE from the Bakkt voting agreement entered into in connection with Bakkt's merger with VIH, we hold a minority voting interest in Bakkt and treat it as an equity method investment.

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

The following table depicts the disaggregation of our revenue according to business line and segment (in millions). Amounts here have been aggregated as they follow consistent revenue recognition patterns, and are consistent with the segment information in Note 15:

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Six Months Ended June 30, 2023:
Total revenues	$3,214	$1,109	$485	$4,808
Transaction-based expenses	1,024	—	—	1,024
Total revenues, less transaction-based expenses	$2,190	$1,109	$485	$3,784

Timing of Revenue Recognition
Services transferred at a point in time	$1,263	$229	$148	$1,640
Services transferred over time	927	880	337	2,144
Total revenues, less transaction-based expenses	$2,190	$1,109	$485	$3,784

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Three Months Ended June 30, 2023:
Total revenues	$1,541	$546	$249	$2,336
Transaction-based expenses	448	—	—	448
Total revenues, less transaction-based expenses	$1,093	$546	$249	$1,888

Timing of Revenue Recognition
Services transferred at a point in time	$628	$106	$81	$815
Services transferred over time	465	440	168	1,073
Total revenues, less transaction-based expenses	$1,093	$546	$249	$1,888

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Six Months Ended June 30, 2022:
Total revenues	$3,247	$1,021	$604	$4,872
Transaction-based expenses	1,159	—	—	1,159
Total revenues, less transaction-based expenses	$2,088	$1,021	$604	$3,713

Timing of Revenue Recognition
Services transferred at a point in time	$1,197	$159	$270	$1,626
Services transferred over time	891	862	334	2,087
Total revenues, less transaction-based expenses	$2,088	$1,021	$604	$3,713

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Three Months Ended June 30, 2022:
Total revenues	$1,604	$512	$297	$2,413
Transaction-based expenses	599	$—	$—	599
Total revenues, less transaction-based expenses	$1,005	$512	$297	$1,814

Timing of Revenue Recognition
Services transferred at a point in time	$563	$83	$128	$774
Services transferred over time	442	429	169	1,040
Total revenues, less transaction-based expenses	$1,005	$512	$297	$1,814

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

The components of services transferred over time for each of our segments are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Exchanges Segment:
Data services revenues	$463	$432	$231	$218
Services transferred over time related to risk management of open interest performance obligations	151	139	$75	$63
Services transferred over time related to listings	252	260	$126	$131
Services transferred over time related to regulatory fees, trading permits, and software licenses	61	60	$33	$30
Total	$927	$891	$465	$442

Fixed Income Data Services Segment:
Data services revenues	$864	$843	$434	$421
Services transferred over time related to risk management of open interest performance obligations in our CDS business	16	19	$6	$8
Total	$880	$862	$440	$429

Mortgage Technology Segment:
Subscription revenues	$329	$316	$164	$160
Professional service revenues and other	8	18	$4	$9
Total	$337	$334	$168	$169

Total consolidated revenues transferred over time	$2,144	$2,087	$1,073	$1,040

6. Goodwill and Other Intangible Assets
The following is a summary of the activity in our goodwill balance for the six months ended June 30, 2023 (in millions):

Goodwill balance at December 31, 2022	$21,111
Foreign currency translation	22
Other activity, net	1
Goodwill balance at June 30, 2023	$21,134
The following is a summary of the activity in our other intangible assets balance for the six months ended June 30, 2023 (in millions):

Other intangible assets balance at December 31, 2022	$13,090
Acquisitions	5
Foreign currency translation	20
Amortization of other intangible assets	(301)
Other intangible assets balance at June 30, 2023	$12,814
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

During the six months ended June 30, 2023, we considered potential indicators of impairment to goodwill and other intangible assets for each of our reporting units, which included continued global inflation concerns and rising interest rates, including their effect on our forecasts, among other things. As such, we performed this assessment to determine whether it was more-likely-than-not that goodwill and indefinite lived intangibles within each of our reportable business segments were impaired. Additionally, we evaluated whether the carrying value of the finite lived intangible assets within our reportable business segments may not be recoverable. After evaluating events, circumstances and factors which could affect the significant inputs used in our evaluation of cash flows and related fair value, we determined it was not more-likely-than-not that an impairment existed in our goodwill and indefinite lived intangible assets or that the carrying amount of our finite lived intangible assets was not recoverable. We plan to perform our annual impairment testing in the fourth quarter.

7. Deferred Revenue
Our contract liabilities, or deferred revenue, represent consideration received that is yet to be recognized as revenue. Total deferred revenue was $529 million as of June 30, 2023, including $437 million in current deferred revenue and $92 million in other non-current liabilities. The changes in our deferred revenue during the six months ended June 30, 2023 are as follows (in millions):

	Listings Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at January 1, 2023	$115	$88	$51	$254
Additions	474	236	32	742
Amortization	(252)	(175)	(40)	(467)
Deferred revenue balance at June 30, 2023	$337	$149	$43	$529

The changes in our deferred revenue during the six months ended June 30, 2022 are as follows (in millions):

	Listings Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at January 1, 2022	$112	$93	$79	$284
Additions	500	283	46	829
Amortization	(261)	(222)	(55)	(538)
Deferred revenue balance at June 30, 2022	$351	$154	$70	$575
Included in the amortization recognized during the six months ended June 30, 2023 is $103 million related to the deferred revenue balance as of January 1, 2023. Included in the amortization recognized for the six months ended June 30, 2022 is $119 million related to the deferred revenue balance as of January 1, 2022. As of June 30, 2023, the remaining deferred revenue balance will be recognized over the period of time we satisfy our performance obligations as described in Note 5.

8. Debt
Our total debt, including short-term and long-term debt, consisted of the following (in millions):

	As of June 30, 2023	As of December 31, 2022
Debt:
Short-term debt:
Other short-term debt	$—	$4
Total short-term debt	—	4
Long-term debt:
2025 Senior Notes (3.65% senior unsecured notes due May 23, 2025)	1,245	1,243
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,248	1,247
2027 Senior Notes (4.00% senior unsecured notes due September 15, 2027)	1,488	1,487
2027 Senior Notes (3.10% senior unsecured notes due September 15, 2027)	498	498
2028 Senior Notes (3.75% senior unsecured notes due September 21, 2028)	595	594
2029 Senior Notes (4.35% senior unsecured notes due June 15, 2029)	1,240	1,240
2030 Senior Notes (2.10% senior unsecured notes due June 15, 2030)	1,237	1,235
2032 Senior Notes (1.85% senior unsecured notes due September 15, 2032)	1,485	1,485
2033 Senior Notes (4.60% senior unsecured notes due March 15, 2033)	1,488	1,488
2040 Senior Notes (2.65% senior unsecured notes due September 15, 2040)	1,232	1,231
2048 Senior Notes (4.25% senior unsecured notes due September 21, 2048)	1,232	1,231
2050 Senior Notes (3.00% senior unsecured notes due June 15, 2050)	1,221	1,221
2052 Senior Notes (4.95% senior unsecured notes due June 15, 2052)	1,465	1,464
2060 Senior Notes (3.00% senior unsecured notes due September 15, 2060)	1,471	1,471
2062 Senior Notes (5.20% senior unsecured notes due June 15, 2062)	983	983
Total long-term debt	18,128	18,118
Total debt	$18,128	$18,122

Our senior notes of $18.1 billion have a weighted average maturity of 16 years and a weighted average cost of 3.6% per annum.
Credit Facilities
We have a $3.9 billion senior unsecured revolving credit facility, or the Credit Facility, with a maturity date of May 25, 2027, with future capacity to increase our borrowings under the Credit Facility by an additional $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. No amounts were outstanding under the Credit Facility as of June 30, 2023.
As of June 30, 2023, of the $3.9 billion that was available for borrowing under the Credit Facility, $171 million was required to support certain broker-dealer and other subsidiary commitments. We did not have any amounts outstanding under our U.S. dollar commercial paper program, or the Commercial Paper Program, as of June 30, 2023. Therefore, there was not an amount required to backstop the Commercial Paper Program. The amount required to backstop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $3.7 billion was available for working capital and general corporate purposes including, but not limited to, acting as a backstop to future amounts outstanding under the Commercial Paper Program.
We have a $2.4 billion two-year senior unsecured delayed draw term loan facility, or the Term Loan, with a maturity date of May 25, 2024. Draws under the Term Loan bear interest on the principal amount outstanding at either (a) Term Secured Overnight Financing Rate, or Term SOFR, plus an applicable margin plus a credit spread adjustment of 10 basis points or (b) a "base rate" plus an applicable margin. The applicable margin ranges from 0.625% to 1.125% for Term SOFR loans and from 0.000% to 0.125% for base rate loans, in each case, based on a ratings-based pricing grid. We expect to use the proceeds from borrowings under the Term Loan to fund a portion of the purchase price for the Black Knight acquisition. We have the option to prepay outstanding amounts under the Term Loan in whole or in part at any time. No amounts were outstanding under the Term Loan as of June 30, 2023.
Our India subsidiaries maintain $14 million of credit lines for their general corporate purposes. As of June 30, 2023, there were no amounts outstanding under these credit lines.
Commercial Paper Program
Our Commercial Paper Program is currently backed by the borrowing capacity available under the Credit Facility, as described above. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense. We did not have any notes outstanding under our Commercial Paper Program as of June 30, 2023.

9. Share-Based Compensation
We currently sponsor stock option plans, restricted stock plans and our Employee Stock Purchase Plan to our employees and directors. Stock options and restricted stock are granted at the discretion of the Compensation Committee of our Board of Directors, or Board, based on the estimated fair value on the date of grant. The fair value of the stock options and restricted stock on the date of grant is recognized as expense over the vesting period, net of forfeitures. The non-cash compensation expenses recognized in our consolidated statements of income for stock options, restricted stock and under our employee stock purchase plan, net of amounts classified as capitalized software, were $85 million and $76 million for the six months ended June 30, 2023 and 2022, respectively, and $45 million and $38 million during the three months ended June 30, 2023 and 2022, respectively.
Stock Option Plans
We use the Black-Scholes option pricing model to value our stock option awards. During the six months ended June 30, 2023 and 2022, we used the assumptions in the table below to compute the value:

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
In February 2023, we reserved a maximum of 0.9 million restricted shares for potential issuance as performance-based restricted shares to certain of our employees. The number of shares ultimately granted under this award will be based on our actual financial performance as compared to financial performance targets set by our Board and the Compensation Committee for the year ending December 31, 2023, and will also be subject to a market condition reduction based on how our 2023 total stockholder return, or TSR, compares to that of the S&P 500 Index. The maximum compensation expense to be recognized under these performance-based restricted shares is $92 million if the maximum financial performance target is met and all 0.9 million shares vest. The compensation expense to be recognized under these performance-based restricted shares will be $46 million if the target financial performance is met, which would result in 0.4 million shares vesting. For these awards with performance conditions, we recognize expense on an accelerated basis over the three-year vesting period based on our quarterly assessment of the probable 2023 actual financial performance as compared to the 2023 financial performance targets. As of June 30, 2023, our best estimate is that the financial performance level will be above target for 2023. Based on this assessment, we recorded non-cash compensation expense of $14 million and $10 million for the six months and three months ended June 30, 2023, respectively, related to these awards and the remaining $46 million in non-cash compensation expense will be recorded on an accelerated basis over the remaining vesting period, including $19 million which will be recorded over the remainder of 2023.
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
We did not have any share repurchases during the six months or three months ended June 30, 2023. During the six months and three months ended June 30, 2022, we repurchased a total of 5.0 million and 1.3 million shares, respectively, of our outstanding common stock at a cost of $632 million and $157 million, respectively. Our repurchases during the six months ended June 30, 2022 consisted of 4.6 million shares at a cost of $582 million under our Rule 10b5-1 trading plan and 0.4 million shares at a cost of $50 million on the open market during an open trading period. All shares repurchased during the three months ended June 30, 2022 were done under our Rule 10b5-1 trading plan. As of June 30, 2023, the remaining balance of Board approved funds for future repurchases was $2.5 billion. In connection with our pending acquisition of Black Knight, on May 4, 2022 we terminated our Rule 10b5-1 trading plan and suspended share repurchases.
Dividends
During the six months ended June 30, 2023 and 2022, we declared and paid cash dividends per share of $0.84 and $0.76, respectively, for an aggregate payout of $472 million and $427 million, respectively. During the three months ended June 30, 2023 and 2022, we declared dividends per share of $0.42 and $0.38, respectively for an aggregate payout of $236 million and $213 million, respectively. The declaration of dividends is subject to the discretion of our Board. Our Board has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be determined quarterly by the Board or the Audit Committee, taking into account such factors as our evolving business model, prevailing business conditions, our financial results and capital requirements and other considerations which our Board deems relevant, without a predetermined annual net income payout ratio.
Accumulated Other Comprehensive Income/(Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income/ (loss) (in millions):

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2022	$(278)	$2	$(55)	$(331)
Other comprehensive income	47	—	—	47
Income tax benefit/(expense)	—	—	—	—
Net current period other comprehensive income	47	—	—	47
Balance, as of June 30, 2023	$(231)	$2	$(55)	$(284)

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of March 31, 2023	$(262)	$2	$(55)	$(315)
Other comprehensive income	31	—	—	31
Income tax benefit/(expense)	—	—	—	—
Net current period other comprehensive income	31	—	—	31
Balance, as of June 30, 2023	$(231)	$2	$(55)	$(284)

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2021	$(150)	$2	$(48)	$(196)
Other comprehensive loss	(110)	—	—	(110)
Income tax benefit/(expense)	1	—	—	1
Net current period other comprehensive loss	(109)	—	—	(109)
Balance, as of June 30, 2022	$(259)	$2	$(48)	$(305)

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of March 31, 2022	$(175)	$2	$(48)	$(221)
Other comprehensive loss	(85)	—	—	(85)
Income tax benefit/(expense)	1	—	—	1
Net current period other comprehensive loss	(84)	—	—	(84)
Balance, as of June 30, 2022	$(259)	$2	$(48)	$(305)

11. Income Taxes
Our effective tax rate was 12% and 22% during the six months ended June 30, 2023 and 2022, respectively, and 4% and 23% during the three months ended June 30, 2023 and 2022, respectively. The effective tax rates for the six months and three months ended June 30, 2023 were lower than the effective tax rates for the comparable periods in 2022 primarily due to the tax benefits resulting from favorable audit settlements for prior years, deferred and current tax benefits from state apportionment changes and the application of the high-tax exception to the Global Intangible Low-Taxed Income, or GILTI, in the current period, partially offset by the impact of the U.K. corporate income tax increase from 19% to 25% effective April 1, 2023.
In conjunction with the increase in the U.K. corporate income tax rate, we intend to elect the GILTI high-tax exception election in 2023. During the three months ended June 30, 2023, our tax provision includes the impacts of this election, which resulted in a reduction in our GILTI inclusions. Our unrecognized tax benefit as of June 30, 2023 was $240 million, a $7 million net decrease from the $247 million as of December 31, 2022. The net decrease includes a $40 million reduction as a result of audit settlements, a $20 million increase related to current year positions, a $31 million increase related to prior year positions, and an $18 million reduction related to prior year positions.
In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. The IRA introduced a 15% corporation minimum tax, or CAMT, on adjusted financial statement income for corporations with profits in excess of $1 billion, effective for tax years after December 31, 2022. Based on the current guidance provided by the Internal Revenue Service and Treasury, the implementation of the CAMT does not have a material impact to our financial statements as of June 30, 2023.
The IRA also includes a share buyback excise tax of 1% on share repurchases, which will apply to net share repurchases after December 31, 2022. During the six months ended June 30, 2023, we did not repurchase any shares, therefore, we were not subject to any excise tax. The newly imposed excise tax on share repurchases is not considered an income tax. Any excise tax, as a result of future share repurchases, will be considered part of the cost of the shares repurchased and reflected in the equity section of our consolidated financial statements.

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
Original and Variation Margin
Each of the ICE Clearing Houses generally requires all Members to deposit collateral in cash or certain pledged assets. The collateral deposits are known as “original margin.” In addition, the ICE Clearing Houses may make intraday original margin calls in circumstances where market conditions require additional protection. The daily profits and losses to and from the ICE Clearing Houses due to the marking-to-market of open contracts is known as “variation margin.” The ICE Clearing Houses mark all outstanding contracts to market, and, with the exception of ICE NGX’s physical natural gas and physical power products discussed separately below, pay and collect variation margin, at least once daily.
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
As of June 30, 2023 and December 31, 2022, the ICE Clearing Houses had received or had been pledged $194.0 billion and $273.3 billion, respectively, in cash and non-cash collateral in original margin and guaranty fund deposits to cover price movements of underlying contracts for both periods.
Guaranty Funds and ICE Contribution
As described above, mechanisms have been created, called guaranty funds, to provide partial protection in the event of a Member default. With the exception of ICE NGX, each of the ICE Clearing Houses requires that each Member make deposits into a guaranty fund.
In addition, we have contributed our own capital that could be used if a defaulting Member’s original margin and guaranty fund deposits are insufficient. Included in the total contribution to ICE Clear U.S., as of June 30, 2023, is $15 million from Bakkt, solely applicable to any losses associated with a default in Bitcoin contracts and other digital assets that ICE Clear U.S. may clear in the future. Such amounts are recorded as long-term restricted cash and cash equivalents or long-term restricted investments in our balance sheets and are as follows (in millions):

	ICE Portion of Guaranty Fund Contribution		Default insurance
Clearing House	As of June 30, 2023	As of December 31, 2022	As of June 30, 2023	As of December 31, 2022
ICE Clear Europe	$247	$247	$100	$100
ICE Clear U.S.	90	90	25	25
ICE Clear Credit	50	50	75	75
ICE Clear Netherlands	2	2	N/A	N/A
ICE Clear Singapore	1	1	N/A	N/A
ICE NGX	15	15	200	200
Total	$405	$405	$400	$400
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
As of June 30, 2023, ICE NGX maintained a guaranty fund of $215 million, comprised of $15 million in cash and a $200 million letter of credit backed by a default insurance policy of the same amount, discussed below.
Below is a depiction of our Default Waterfall which summarizes the lines of defense and layers of protection we maintain for our mutualized clearing houses.

ICE Clearing House Default Waterfall
Cash and Invested Margin Deposits
We have recorded cash and invested margin and guaranty fund deposits and amounts due in our balance sheets as current assets with corresponding current liabilities to the Members. As of June 30, 2023, our cash and invested margin deposits were as follows (in millions):

	ICE Clear Europe (1)	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$45,464	$29,056	$4,968	$—	$5	$79,493
Unsettled variation margin, net	—	—	—	693	—	693
Guaranty fund	3,886	3,197	646	—	4	7,733
Delivery contracts receivable/payable, net	—	—	—	410	—	410
Total	$49,350	$32,253	$5,614	$1,103	$9	$88,329
As of December 31, 2022, our cash and invested margin deposits were as follows (in millions):

	ICE Clear Europe (2)	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$101,243	$31,277	$4,141	$—	$5	$136,666
Unsettled variation margin, net	—	—	—	749	—	749
Guaranty fund	4,162	3,177	597	—	4	7,940
Delivery contracts receivable/payable, net	—	—	—	2,017	—	2,017
Total	$105,405	$34,454	$4,738	$2,766	$9	$147,372
(1) $44.7 billion and $4.6 billion is related to futures/options and CDS, respectively.
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
To provide a tool to address the liquidity needs of our clearing houses and manage the liquidation of margin and guaranty fund deposits held in the form of cash and high quality sovereign debt, ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. have entered into Committed Repurchase Agreement Facilities, or Committed Repo. Additionally, ICE Clear Credit and ICE Clear Netherlands have entered into Committed FX Facilities to support these liquidity needs. As of June 30, 2023, the following facilities were in place:
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
•ICE Clear Netherlands: €10 million in Committed FX Facilities to finance euro payment obligations.
Details of our deposits are as follows (in millions):

Cash and Cash Equivalent Margin Deposits and Guaranty Funds
Clearing House	Investment Type	As of June 30, 2023	As of December 31, 2022
ICE Clear Europe	National bank account (1)	$5,932	$17,390
ICE Clear Europe	Reverse repo	41,300	65,352
ICE Clear Europe	Sovereign debt	1,791	19,894
ICE Clear Europe	Demand deposits	16	153
ICE Clear Credit	National bank account	24,910	27,145
ICE Clear Credit	Reverse repo	4,310	3,916
ICE Clear Credit	Demand deposits	3,034	3,393
ICE Clear U.S.	Reverse repo	5,465	4,266
ICE Clear U.S.	Sovereign Debt	149	472
Other ICE Clearing Houses	Demand deposits	10	9
Total cash and cash equivalent margin deposits and guaranty funds		$86,917	$141,990

Invested Deposits, Delivery Contracts Receivable and Unsettled Variation Margin
Clearing House	Investment Type	As of June 30, 2023	As of December 31, 2022
ICE NGX	Unsettled variation margin and delivery contracts receivable/payable	1,103	2,766
ICE Clear Europe	Invested deposits - sovereign debt	309	2,616
Total invested deposits, delivery contracts receivable and unsettled variation margin		$1,412	$5,382
(1) As of June 30, 2023, ICE Clear Europe held €58 million ($63 million based on the euro/U.S. dollar exchange rate of 1.0911 as of June 30, 2023) at the European Central Bank, or ECB, £4.6 billion ($5.9 billion based on the pound sterling/U.S. dollar exchange rate of 1.2697 as of June 30, 2023) at the Bank of England, or BOE, and €10 million ($11 million based on the above exchange rate) at the BOE. As of December 31, 2022, ICE Clear Europe held €11.7 billion ($12.5 billion based on the euro/U.S. dollar exchange rate of 1.0704 as of December 31, 2022) at ECB, £4.0 billion ($4.9 billion based on the pound sterling/U.S. dollar exchange rate of 1.2093 as of December 31, 2022) at the BOE and €10 million ($11 million based on the above exchange rate) at the BOE.
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

	As of June 30, 2023
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$53,228	$31,705	$12,920	$—	$97,853
Letters of credit and other	237	—	—	4,326	4,563
ICE NGX cash deposits	—	—	—	1,349	1,349
Total	$53,465	$31,705	$12,920	$5,675	$103,765
Guaranty fund:
Government securities at face value	$765	$846	$289	$—	$1,900

	As of December 31, 2022
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$74,964	$26,601	$14,855	$—	$116,420
Letters of credit	—	—	—	5,434	5,434
ICE NGX cash deposits	—	—	—	2,357	2,357
Total	$74,964	$26,601	$14,855	$7,791	$124,211
Guaranty fund:
Government securities at face value	$641	$805	$269	$—	$1,715
The ICE Clearing Houses invest cash margin deposits, including both the guaranty fund and original margin deposits on behalf of clearing members, primarily for purposes of safeguarding customer funds. Interest earned on cash margin investments is provided back to clearing members net of certain costs and administrative fees charged and retained by ICE. The ICE Clearing Houses also charge fees for clearing members pledging non-cash margin in lieu of cash margin, these fees are fully retained by ICE. The net interest income on cash margin and fees charged for non-cash margin retained by the ICE Clearing Houses is recorded in our Exchanges segment as OTC and other revenues and in our Fixed Income and Data Services segment as CDS clearing revenues in our consolidated statement of income. We recognized a combined $191 million and $139 million as our revenues during the six months ended June 30, 2023 and 2022, respectively, and $91 million and $81 million as our revenues during the three months ended June 30, 2023 and 2022, respectively.
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
As of June 30, 2023, ICE NGX maintains a guaranty fund of $215 million funded by a $200 million letter of credit issued by a major Canadian chartered bank, and backed by default insurance underwritten by Export Development Canada, or

EDC, a Crown corporation operated at arm’s length from the Canadian government, plus $15 million held as restricted cash to fund the first loss amount that ICE NGX is responsible for under the default insurance policy. In the event of a participant default where the Member’s collateral is depleted, the shortfall would be covered by a draw down on the letter of credit following which ICE NGX would file a claim under the default insurance to recover additional losses up to $200 million beyond the $15 million first-loss amount that ICE NGX is responsible for under the default insurance policy.
Clearing House Exposure
The net notional value of unsettled contracts was $2.4 trillion as of June 30, 2023. Each ICE Clearing House bears financial counterparty credit risk and provides a central counterparty guarantee, or performance guarantee, to its Members. To reduce their exposure, the ICE Clearing Houses have a risk management program with both initial and ongoing membership standards. Excluding the effects of original and variation margin, guaranty fund and collateral requirements and default insurance, the ICE Clearing Houses’ maximum estimated exposure for this guarantee is $161.8 billion as of June 30, 2023, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one-day movement in pricing of the underlying unsettled contracts. This value was determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future market price volatility could result in the exposure being significantly different than this amount.

13. Legal Proceedings
In the ordinary course of our business, from time to time we are subject to legal proceedings, lawsuits, government investigations and other claims with respect to a variety of matters. In addition, we are subject to periodic reviews, inspections, examinations and investigations by regulators in the U.S. and other jurisdictions, any of which may result in claims, legal proceedings, assessments, fines, penalties, restrictions on our business or other sanctions. We record estimated expenses and reserves for legal or regulatory matters or other claims when these matters present loss contingencies that are probable and the related amount is reasonably estimable. Any such accruals may be adjusted as circumstances change. Assessments of losses are inherently subjective and involve unpredictable factors. While the outcome of legal and regulatory matters is inherently difficult to predict and/or the range of loss often cannot be reasonably estimable, we do not believe that the liabilities, other than the potential $725 million termination fee payable to Black Knight and our accruals related to potential regulatory settlements of $11 million, which may ultimately result from the resolution of the various legal and regulatory matters that arise in the ordinary course of our business, including the matter described below and those described in Note 16 to the consolidated financial statements in Part II, Item 8 of our 2022 Form 10-K, are likely to have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to these legal and regulatory matters. A range of possible losses related to certain cases cannot be reasonably estimated at this time, except as otherwise disclosed below and in Note 16 to the consolidated financial statements in Part II, Item 8 of our 2022 Form 10-K. Individual matter disclosures in this Form 10-Q are limited to new significant matters or significant updates on existing matters since the 2022 Form 10-K.
Black Knight Transaction Litigation
On March 9, 2023, the Federal Trade Commission, or the FTC, filed an administrative complaint alleging that the proposed transaction between ICE and Black Knight, if consummated, would be an unfair method of competition in violation of Section 5 of the Federal Trade Commission Act, and that it would substantially lessen competition, or tend to create a monopoly, in violation of Section 7 of the Clayton Act. The complaint seeks a variety of injunctive relief, including, among other things, a prohibition on the completion of the transaction without the FTC’s consent and, if the transaction is completed, a divestiture or reconstitution of assets in a manner that restores such separate and independent businesses as the parties had operated prior to the completion of the transaction. On April 10, 2023, the FTC filed a complaint in the United States District Court for the Northern District of California for a temporary restraining order and preliminary injunction enjoining the completion of the transaction. On April 21, 2023, the court entered a temporary restraining order enjoining the completion of the transaction until the court rules on the FTC’s motion for a preliminary injunction. In their answers to the administrative and court complaints, filed on March 20, 2023 and April 25, 2023, respectively, ICE and Black Knight denied the FTC’s substantive allegations; asserted numerous affirmative defenses; described the pro-competitive aspects and significant lender, servicer, investor, vendor and consumer benefits relating to this transaction; and denied that the combination of their respective businesses would violate any laws. Additionally, the answers to the court complaint contained counterclaims by ICE and Black Knight against the FTC seeking declaratory relief that the FTC’s administrative process is unconstitutional and should be enjoined. On July 17, 2023, the district court entered an order granting a joint motion by the parties to continue the evidentiary hearing on the FTC's motion for a preliminary injunction, and rescheduled the hearing to August 14, 2023. In continuing the hearing, the court noted that the parties are discussing a potential resolution of the matter resulting from the announcement of the planned divestiture of the Optimal

Blue business (see Note 3) and the FTC’s analysis of the implications of the divestiture for this case and the administrative complaint. On July 19, 2023, FTC counsel filed an unopposed motion with the FTC to withdraw the administrative complaint from adjudication; on July 25, 2023, the FTC granted this motion. We are vigorously defending against the FTC’s court complaint.
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
Financial assets and liabilities recorded or disclosed at fair value in the accompanying consolidated balance sheets as of June 30, 2023 and December 31, 2022 were classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement.
Our restricted short-term and long-term investments represent restricted regulatory funds and SITG funds, respectively, at ICE Clear Europe, invested in treasury securities with maturities of greater than 90 days.
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
We did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of June 30, 2023 or December 31, 2022.
We measure certain assets, such as intangible assets and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of December 31, 2022, certain equity method investments were measured at fair value on a non-recurring basis. As of June 30, 2023, none of our intangible assets or equity method investments were required to be recorded at fair value since no impairments were recorded.
We measure certain equity investments at fair value on a non-recurring basis using our policy election under ASU 2016-01. During the six months ended June 30, 2023, we evaluated these investments and determined that no fair value adjustments were required under our accounting policy election related to these investments.
See Note 12 for the fair value considerations related to our margin deposits, guaranty funds and delivery contracts receivable.
The table below displays the fair value of our debt as of June 30, 2023. The fair values of our fixed rate notes were estimated using quoted market prices for these instruments. The fair value of other short-term debt approximates par value since the interest rates on this short-term debt approximate market rates as of June 30, 2023.

	As of June 30, 2023
	(in millions)
Debt:	Carrying Amount	Fair value
3.65% Senior Notes due May 23, 2025	$1,245	$1,226
3.75% Senior Notes due December 1, 2025	1,248	1,214
4.00% Senior Notes due September 15, 2027	1,488	1,463
3.10% Senior Notes due September 15, 2027	498	468
3.75% Senior Notes due September 21, 2028	595	571
4.35% Senior Notes due June 15, 2029	1,240	1,225
2.10% Senior Notes due June 15, 2030	1,237	1,046
1.85% Senior Notes due September 15, 2032	1,485	1,157
4.60% Senior Notes due March 15, 2033	1,488	1,455
2.65% Senior Notes due September 15, 2040	1,232	892
4.25% Senior Notes due September 21, 2048	1,232	1,091
3.00% Senior Notes due June 15, 2050	1,221	871
4.95% Senior Notes due June 15, 2052	1,465	1,435
3.00% Senior Notes due September 15, 2060	1,471	985
5.20% Senior Notes due June 15, 2062	983	996
Total debt	$18,128	$16,095

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
Beginning in the first quarter of 2023, closing solutions revenues within our Mortgage Technology segment now include membership dues that were previously included in other revenues. We believe this is a more accurate reflection of the nature of these revenues. The impact of this change was not material, and the prior year periods have been adjusted for comparability.

Financial data for our business segments is as follows for the six months and three months ended June 30, 2023 and 2022 (in millions):

	Six Months Ended June 30, 2023
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$700	$—	$—	$700
Agricultural and metals futures and options	147	—	—	147
Financial futures and options	232	—	—	232
Cash equities and equity options	1,215	—	—	1,215
OTC and other	205	—	—	205
Data and connectivity services	463	—	—	463
Listings	252	—	—	252
Fixed income execution	—	60	—	60
CDS clearing	—	185	—	185
Fixed income data and analytics	—	553	—	553
Other data and network services	—	311	—	311
Origination technology	—	—	337	337
Closing solutions	—	—	87	87
Data and analytics	—	—	45	45
Other	—	—	16	16
Revenues	3,214	1,109	485	4,808
Transaction-based expenses	1,024	—	—	1,024
Revenues, less transaction-based expenses	2,190	1,109	485	3,784
Operating expenses	631	699	530	1,860
Operating income/(loss)	$1,559	$410	$(45)	$1,924

	Three Months Ended June 30, 2023
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$355	$—	$—	$355
Agricultural and metals futures and options	77	—	—	77
Financial futures and options	104	—	—	104
Cash equities and equity options	544	—	—	544
OTC and other	104	—	—	104
Data and connectivity services	231	—	—	231
Listings	126	—	—	126
Fixed income execution	—	28	—	28
CDS clearing	—	84	—	84
Fixed income data and analytics	—	277	—	277
Other data and network services	—	157	—	157
Origination technology	—	—	170	170
Closing solutions	—	—	47	47
Data and analytics	—	—	24	24
Other	—	—	8	8
Revenues	1,541	546	249	2,336
Transaction-based expenses	448	—	—	448
Revenues, less transaction-based expenses	1,093	546	249	1,888
Operating expenses	311	356	266	933
Operating income/(loss)	$782	$190	$(17)	$955

	Six Months Ended June 30, 2022
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$618	$—	$—	$618
Agricultural and metals futures and options	122	—	—	122
Financial futures and options	253	—	—	253
Cash equities and equity options	1,357	—	—	1,357
OTC and other	205	—	—	205
Data and connectivity services	432	—	—	432
Listings	260	—	—	260
Fixed income execution	—	40	—	40
CDS clearing	—	138	—	138
Fixed income data and analytics	—	551	—	551
Other data and network services	—	292	—	292
Origination technology	—	—	399	399
Closing solutions	—	—	138	138
Data and analytics	—	—	44	44
Other	—	—	23	23
Revenues	3,247	1,021	604	4,872
Transaction-based expenses	1,159	—	—	1,159
Revenues, less transaction-based expenses	2,088	1,021	604	3,713
Operating expenses	603	692	557	1,852
Operating income	$1,485	$329	$47	$1,861

	Three Months Ended June 30, 2022
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$265	$—	$—	$265
Agricultural and metals futures and options	61	—	—	61
Financial futures and options	123	—	—	123
Cash equities and equity options	698	—	—	698
OTC and other	108	—	—	108
Data and connectivity services	218	—	—	218
Listings	131	—	—	131
Fixed income execution	—	25	—	25
CDS clearing	—	66	—	66
Fixed income data and analytics	—	274	—	274
Other data and network services	—	147	—	147
Origination technology	—	—	196	196
Closing solutions	—	—	66	66
Data and analytics	—	—	24	24
Other	—	—	11	11
Revenues	1,604	512	297	2,413
Transaction-based expenses	599	—	—	599
Revenues, less transaction-based expenses	1,005	512	297	1,814
Operating expenses	304	338	303	945
Operating income/(loss)	$701	$174	$(6)	$869

Revenue from one member of the Exchanges segment comprised $254 million, or 12%, and $130 million, or 12%, of our Exchange revenues, less transaction-based expenses for the six months and three months ended June 30, 2023, respectively. Revenue from one member of the Exchanges segment comprised $213 million, or 10%, of our Exchange revenues, less transaction-based expenses for the six months ended June 30, 2022 and no customers or clearing members accounted for more than 10% of our Exchange revenues, less transaction-based expenses during the three months ended June 30, 2022. Clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, we believe that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional customers or clearing members accounted for more than 10% of our segment revenues or consolidated revenues during the six months or three months ended June 30, 2023 or 2022.

16. Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the six months and three months ended June 30, 2023 and 2022 (in millions, except per share amounts):

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Basic:
Net income attributable to Intercontinental Exchange, Inc.	$1,454	$1,212	$799	$555
Weighted average common shares outstanding	560	560	560	558
Basic earnings per common share	$2.60	$2.17	$1.43	$0.99
Diluted:
Weighted average common shares outstanding	560	560	560	558
Effect of dilutive securities - stock options and restricted stock	1	2	1	2
Diluted weighted average common shares outstanding	561	562	561	560
Diluted earnings per common share	$2.59	$2.16	$1.42	$0.99
Basic earnings per common share is calculated using the weighted average common shares outstanding during the period.
Common equivalent shares from stock options and restricted stock awards, calculated using the treasury stock method, are included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. During both the six months ended June 30, 2023 and 2022, 1 million outstanding stock options and restricted stock awards were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect.

17. Subsequent Events
We have evaluated subsequent events, and determined that no events or transactions, other than those already disclosed in this Quarterly Report, met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements.

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
On March 7, 2023, ICE and Black Knight announced that, in connection with the merger agreement, Black Knight has entered into an agreement to sell its Empower loan origination business. On March 7, 2023, ICE and Black Knight also entered into an amendment to the merger agreement to reduce the per share merger consideration to be paid by ICE at the effective time of the merger. As of March 7, 2023, the amended transaction was valued at approximately $11.7 billion, or $75 per share of Black Knight common stock, with cash comprising 90% of the value of the aggregate transaction consideration and shares of our common stock comprising 10% of the value of the aggregate transaction consideration. The aggregate cash component of the transaction consideration is fixed at $10.5 billion, and the value of the aggregate stock component of the transaction consideration will fluctuate with the market price of our common stock and will be determined based on the average of the volume weighted averages of the trading prices of our common stock on each of the ten consecutive trading days ending three trading days prior to the closing of the merger. If consummated, we expect that this transaction will build on our position as a provider of end-to-end electronic workflow solutions for the rapidly evolving U.S. residential mortgage industry. We believe the Black Knight ecosystem adds value for clients of all sizes across the mortgage and real estate lifecycles by helping organizations lower costs, increase efficiencies, grow their businesses, and reduce risk.
On March 9, 2023, the FTC filed an administrative complaint alleging that the proposed transaction between ICE and Black Knight, if consummated, would be an unfair method of competition in violation of Section 5 of the Federal Trade Commission Act, and that it would substantially lessen competition, or tend to create a monopoly, in violation of Section 7 of the Clayton Act. The complaint seeks a variety of injunctive relief, including, among other things, a prohibition on the completion of the transaction without the FTC’s consent and, if the transaction is completed, a divestiture or reconstitution of assets in a manner that restores such separate and independent businesses as the parties had operated prior to the completion of the transaction. On April 10, 2023, the FTC filed a complaint in the United States District Court for the Northern District of California for a temporary restraining order and preliminary injunction enjoining the completion of the transaction. On April 21, 2023, the court entered a temporary restraining order enjoining the completion of the transaction until the court rules on the FTC’s motion for a preliminary injunction. In their answers to the administrative and court complaints, filed on March 20, 2023 and April 25, 2023, respectively, ICE and Black Knight denied the FTC’s substantive allegations; asserted numerous affirmative defenses; described the pro-competitive aspects and significant lender, servicer, investor, vendor and consumer benefits relating to this transaction; and denied that the combination of their respective businesses would violate any laws. Additionally, the answers to the court complaint contained counterclaims by ICE and Black Knight against the FTC seeking declaratory relief that the FTC’s administrative process is unconstitutional and should be enjoined. We are vigorously defending against the FTC's administrative and court complaints.
On March 30, 2023, our amended proxy statement/prospectus on Form S-4 was declared effective by the SEC, and on April 28, 2023, Black Knight stockholders approved the amendment to the merger agreement.
On July 17, 2023, we announced that we have agreed to sell Black Knight’s Optimal Blue business to the same purchaser as that of the Empower business for $700 million. The structure of the proposed transaction includes a payment of $200 million in cash, with the remainder financed by a $500 million promissory note issued by the purchaser to Black Knight, as a subsidiary of ICE, at the closing of the transaction. The closing of the proposed Optimal Blue divestiture transaction is subject to the closing of our acquisition of Black Knight, the closing of the acquisition of Black Knight’s Empower loan origination system business, and the satisfaction of other customary closing conditions.
The transaction is expected to close in the second half of 2023 following the receipt of regulatory approvals, a favorable resolution of the FTC litigation concerning this transaction, and the satisfaction of customary closing conditions. See Note 13 in our consolidated financial statements in this Quarterly Report where additional details of this transaction are discussed.
Global Market Conditions
Our results of operations are affected by global economic conditions, including macroeconomic conditions and geopolitical events or conflicts. During 2022 and into the first half of 2023, macroeconomic conditions, including rising interest rates, inflation and significant market volatility, along with geopolitical concerns, including the conflict in Ukraine and the sanctions and other measures that have been and continue to be imposed in response to the conflict, have created ongoing uncertainty and volatility in the global economy and resulted in a dynamic operating environment.
Our business has been impacted positively and negatively by these global economic conditions. For instance, due to market volatility and rising interest rates, we have seen increased trading across a number of our products, such as interest rate and equity futures, credit default swaps and bonds. Conversely, increases in mortgage interest rates in 2022 and the first half of 2023 have resulted in reduced consumer and investor demand for mortgages and adversely impacted the transaction-based revenues in our Mortgage Technology segment. If mortgage rates remain high or further increase, or if banks change their mortgage lending practices, our Mortgage Technology segment revenues may be further impacted.
We have continued suspension of all services in Russia except for limited offerings to non-sanctioned entities. From an operational perspective, our businesses, including our exchanges, clearing houses, listings venues, data services businesses and mortgage platforms, have not suffered a material negative impact as a result of the events in Ukraine and the surrounding region.
We expect the macroeconomic environment to remain dynamic in the near-term, and we continue to monitor macroeconomic conditions, including interest rates, the inflationary environment, geopolitical events and military conflicts, including repercussions from the conflict in Ukraine, and the impact that any of the foregoing may have on the global economy and on our business. During the first half of 2023, we closely monitored the credit worthiness of our counterparties and investment agents during the recent banking sector events, scrutinized counterparties directly impacted and monitored for any potential contagion. We did not suffer any material negative impact from the banking sector events that occurred during the first half of 2023. In light of the current and expected macroeconomic environment we will continue to closely monitor credit worthiness of our counterparties, clearing members and our financial service providers and take risk management measures in line with established risk management frameworks.
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
Domestic and foreign policy makers continue to review their legal frameworks governing financial markets, and periodically change the laws and regulations that apply to our business and to our customers’ businesses. Our key areas of focus on these evolving efforts are:
•Policy intervention to address high energy prices. Various legislative proposals in the European Union, or EU, have been adopted to address high energy prices and impact ICE Endex, the primary European exchange for the benchmark European gas contract, and ICE Clear Europe, which clears ICE Endex contracts. These policy interventions include price limiting mechanisms for exchange-traded gas products and a new liquified natural gas, or LNG, import benchmark. In December 2022, the EU adopted a price cap on certain Dutch Title Transfer Facility, or TTF, derivatives traded on ICE Endex effective February 2023. In March 2023, the European Commission extended the price cap to derivatives on all other EU gas hubs effective May 2023. In December 2022, a coalition of G7 and other nations set the price of certain Russian crude oil at or below $60 a barrel, which impacts the services we offer to clients. Global leaders continue to discuss the implementation of additional sanctions against Russia.
•Changes to EU regulation of gas and power markets. In March 2023, the European Commission published legislative proposals to amend the Regulation on Wholesale Energy Market Integrity and Transparency, or REMIT, by introducing requirements for non-EU firms trading in European gas and power markets establishing an office in the EU. These requirements could make trading on ICE Endex more difficult and could result in a reduction in volumes and liquidity. We are monitoring the impact of these proposals on ICE Endex.
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

•Benchmarks Regulation. ICE Benchmark Administration, Limited, or IBA, the administrator of London Interbank Offered Rate, or LIBOR, is no longer publishing any LIBOR settings using panel bank contributions after the end of June 2023. The Financial Conduct Authority, or FCA, has decided to use its legal powers under the U.K. Benchmarks Regulation, or U.K. BMR, to require IBA to continue publishing 3-month "synthetic" Sterling LIBOR until the end of March 2024 and 1-, 3- and 6- month "synthetic" U.S. Dollar LIBOR until the end of September 2024. “Synthetic” LIBOR settings are not based on panel bank contributions and are not representative of the underlying market or economic reality the settings were previously intended to measure. All other LIBOR settings have ceased to be published. Usage of "synthetic" LIBOR settings may be restricted or prohibited in certain circumstances under applicable law.
Finally, the European Commission used its powers under the EU Benchmarks Regulation, or EU BMR, to designate replacement benchmarks for certain Swiss franc LIBOR settings. Certain benchmarks provided by our index provider businesses may continue to be used by supervised entities in the EU under EU BMR transitional provisions. Although these are currently scheduled to end December 31, 2023, the European Commission adopted a delegated act on July 14, 2023, to extend the transition period until December 31, 2025. Also, the European Commission has published a consultation on the scope of the EU BMR and the regime for third-country benchmark administrators in preparation of the development of a legislative proposal which is not expected until late 2023. Uncertainties relating to the extension of the transition period and the scope of the EU BMR may impact our ability to provide benchmarks into the EU.
•EU Deforestation Regulation. The EU Deforestation Regulation, or EUDR, aims to curb the EU market’s impact on global deforestation and forest degradation by requiring seven commodities, including cocoa and coffee, and certain specified products made from them, to be deforestation-free to be sold on the EU market or exported from it. The EUDR obligations are scheduled to be effective in December 2024. The EUDR requirements may decelerate the physical trade of cocoa and coffee, impact the useable EU coffee and cocoa physical inventories, and reduce trading volumes on ICE Futures Europe of the Robusta Coffee Contract and London Cocoa Contract and on ICE Futures US of the Coffee C ® Contract (Arabica). We are monitoring the impact of the EUDR and working to implement the regulation.

Consolidated Financial Highlights
The following summarizes our results and significant changes in our consolidated financial performance for the periods presented (dollars in millions, except per share amounts).

(1) Operating loss from our Mortgage Technology segment was $45 million for the six months ended June 30, 2023.
(2) The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. Adjusted net income attributable to ICE is presented net of taxes. These adjusted numbers are not calculated in accordance with U.S. GAAP. See “—Non-GAAP Financial Measures” below.

	Six Months Ended June 30,			Three Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Revenues, less transaction-based expenses	$3,784	$3,713	2%	$1,888	$1,814	4%
Recurring revenues(1)	$1,908	$1,851	3%	$955	$930	2%
Transaction revenues, net(1)	$1,876	$1,862	1%	$933	$884	6%
Operating expenses	$1,860	$1,852	— %	$933	$945	(1) %
Adjusted operating expenses(2)	$1,496	$1,486	1%	$756	$740	2%
Operating income	$1,924	$1,861	3%	$955	$869	10%
Adjusted operating income(2)	$2,288	$2,227	3%	$1,132	$1,074	5%
Operating margin	51%	50%	1 pt	51%	48%	3 pts
Adjusted operating margin(2)	60%	60%	—	60%	59%	1 pt
Other income/(expense), net	$(228)	$(290)	(21) %	$(108)	$(130)	(16) %
Income tax expense	$207	$338	(39) %	$32	$173	(82) %
Effective tax rate	12%	22%	(10 pts)	4%	23%	(19 pts)
Net income attributable to ICE	$1,454	$1,212	20%	$799	$555	44%
Adjusted net income attributable to ICE(2)	$1,593	$1,543	3%	$802	$739	8%
Diluted earnings per share attributable to ICE common stockholders	$2.59	$2.16	20%	$1.42	$0.99	43%
Adjusted diluted earnings per share attributable to ICE common stockholders(2)	$2.84	$2.75	3%	$1.43	$1.32	8%
Cash flows from operating activities	$1,805	$1,725	5%
Free cash flow(3)	$1,602	$1,521	5%
Adjusted free cash flow (3)	$1,652	$1,406	18%

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
•Revenues, less transaction-based expenses, increased $71 million and $74 million for the six months and three months ended June 30, 2023, respectively, from the comparable periods in 2022. See "—Exchanges Segment", "—Fixed Income and Data Services Segment" and "—Mortgage Technology Segment" below for a discussion of the significant changes in our revenues. The increase in revenues during the six months ended June 30, 2023 includes $19 million in unfavorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable period in 2022 and the increase in revenues during the three months ended June 30, 2023 includes $3 million in favorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable period in 2022. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Rate Risk" below for additional information on the impact of currency fluctuations.
•Operating expenses increased $8 million for the six months ended June 30, 2023, and decreased $12 million for the three months ended June 30, 2023, from the comparable periods in 2022. See "—Consolidated Operating Expenses" below for a discussion of the significant changes in our operating expenses. The increase in operating expenses during the six months ended June 30, 2023 includes $8 million in favorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable period in 2022 and the decrease in operating expenses during the three months ended June 30, 2023 do not include any foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable period in 2022. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Rate Risk" below for additional information on the impact of currency fluctuations.

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
1,000
500
0
$ (Millions)
$2,088
$260
$432
$205
$198
$253
$122
$618
$2,190
$252
$463
$205
$191
$232
$147
$700
YTD 2022
YTD 2023
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

	Six Months Ended June 30,			Three Months Ended June 30,
	2023	2022	Change*	2023	2022	Change
Revenues:
Energy futures and options	$700	$618	13%	$355	$265	34%
Agricultural and metals futures and options	147	122	20	77	61	27
Financial futures and options	232	253	(8)	104	123	(16)
Futures and options	1,079	993	9	536	449	19
Cash equities and equity options	1,215	1,357	(10)	544	698	(22)
OTC and other	205	205	—	104	108	(3)
Transaction and clearing, net	2,499	2,555	(2)	1,184	1,255	(6)
Data and connectivity services	463	432	7	231	218	6
Listings	252	260	(3)	126	131	(5)
Revenues	3,214	3,247	(1)	1,541	1,604	(4)
Transaction-based expenses(1)	1,024	1,159	(12)	448	599	(25)
Revenues, less transaction-based expenses	2,190	2,088	5	1,093	1,005	9
Other operating expenses	508	484	5	249	244	3
Depreciation and amortization	123	118	4	62	60	3
Acquisition-related transaction and integration costs	—	1	n/a	—	—	n/a
Operating expenses	631	603	5	311	304	2
Operating income	$1,559	$1,485	5%	$782	$701	12%

Recurring revenues	$715	$692	3%	$357	$349	2%
Transaction revenues, net	$1,475	$1,396	6%	$736	$656	12%
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
For both the six months ended June 30, 2023 and 2022, 19% of our Exchanges segment revenues, less transaction-based expenses, were billed in pounds sterling or euros and for the three months ended June 30, 2023 and 2022, 19% and 18%, respectively, of our Exchanges segment revenues, less transaction-based expenses, were billed in pounds sterling or euros. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Exchanges segment revenues, less transaction-based expenses, were lower by $15 million for the six months ended June 30, 2023, and higher by $2 million for the three months ended June 30, 2023, from the comparable periods in 2022.
Our exchange transaction and clearing revenues are presented net of rebates. We recorded rebates of $488 million and $464 million for the six months ended June 30, 2023 and 2022, respectively, and $236 million and $201 million for the three months ended June 30, 2023 and 2022, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. The increase in rebates for the six months and three months ended June 30, 2023 is primarily due to higher volumes traded as compared to the comparable periods in 2022.
•Energy Futures and Options: Total energy volume increased 5% and revenues increased 13% for the six months ended June 30, 2023 from the comparable period in 2022 and volume increased 16% and revenues increased 34% for the three months ended June 30, 2023 from the comparable period in 2022.
–Total oil futures and options volume increased 5% and 26% for the six months and three months ended June 30, 2023, respectively, from the comparable periods in 2022, primarily due to reduced uncertainty, normalization of price levels, and increased focus on Brent with Midland WTI now deliverable into the Brent Basket, providing additional physical liquidity and exposure.
–Our global natural gas futures and options volume increased 6% and 3% for the six months and three months ended June 30, 2023, respectively, from the comparable periods in 2022, primarily due to strength across our Dutch TTF complex as the second quarter of 2023 benefited from reduced uncertainty and normalization of price levels.
–Our environmentals and other futures and options volume decreased 5% and 6% for the six months and three months ended June 30, 2023, respectively, from the comparable periods in 2022, due in part to lower power volumes in the second quarter of 2023 versus the year ago period.
•Agricultural and Metals Futures and Options: Total volumes in our agricultural and metals futures and options markets increased 23% and 27% for the six months and three months ended June 30, 2023, respectively, from the comparable periods in 2022 and revenues increased 20% and 27% for the six months and three months ended June 30, 2023, respectively, from the comparable periods in 2022. The first half of 2023 benefited from price volatility as a result of weather-related supply and demand dynamics driving an increased need to manage risk across our commodity markets.
–Sugar futures and options volumes increased 30% and 37% for the six months and three months ended June 30, 2023, respectively, from the comparable periods in 2022.
–Other agricultural and metal futures and options volume increased 17% and 19% for the six months and three months ended June 30, 2023, respectively, from the comparable periods in 2022.
•Financial Futures and Options: Total volumes in our financial futures and options markets were flat for the six months ended June 30, 2023, and decreased 13% for the three months ended June 30, 2023, from the comparable periods in 2022 and revenues decreased 8% and 16% for the six months and three months ended June 30, 2023, respectively, from the comparable periods in 2022, including the impacts of foreign exchange effects. The second quarter of 2022 benefited from elevated volatility across global markets driven by geopolitical events, central bank activity and inflationary concerns.
–Interest rate futures and options volume increased 4% for the six months ended June 30, 2023, and decreased 12% for the three months ended June 30, 2023, respectively, from the comparable periods in 2022, and revenue decreased 6% and 15% for the six months and three months ended June 30, 2023, respectively, from the comparable periods in 2022. The second quarter of 2022 benefited from elevated interest rate volatility related to increased speculation regarding central bank activity due to inflation concerns. Interest rate futures and options revenues were $149 million and $158 million for the six months ended June 30, 2023 and 2022, respectively, and $65 million and $76 million for the three months ended June 30, 2023 and 2022, respectively.
–Other financial futures and options volume, which includes our MSCI®, FTSE® and NYSE FANG+ equity index products, decreased 13% and 21% for the six months and three months ended June 30, 2023, respectively, from the comparable periods in 2022. Financial futures and options revenue decreased 12% and 17% for the six months and three months ended June 30, 2023, respectively, from the comparable periods in 2022 as the first half of 2022 benefited from heightened volatility related to the conflict in Ukraine. Other financial futures and options revenues were $83 million and $95 million for the six months ended June 30, 2023 and 2022, respectively, and $39 million and $47 million for the three months ended June 30, 2023 and 2022, respectively.
•Cash Equities and Equity Options: Cash equities volume decreased 13% and 16% for the six months and three months ended June 30, 2023, respectively, from the comparable periods in 2022, due to lower total market volumes as the first half of 2022 benefited from elevated volatility related to inflationary, recessionary and geopolitical concerns. Cash equities revenues, net of transaction-based expenses, were $134 million and $147 million for the six months ended June 30, 2023 and 2022, respectively, $67 million and $74 million for the three months ended June 30, 2023 and 2022, respectively. Equity options volume increased 3% and 1% for the six months and three months ended June 30, 2023, respectively, from the comparable periods in 2022. The overall increase in equity options volume for the six months ended June 30, 2023 was driven by increased participation. Equity options revenues, net of transaction-based expenses, were $57 million and $51 million for the six months ended June 30, 2023 and 2022, respectively, and $29 million and $25 million for the three months ended June 30, 2023 and 2022, respectively.
•OTC and Other: OTC and other transactions include revenues from our OTC energy business and other trade confirmation services, as well as interest income on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, exchange membership fees and agricultural grading and certification fees. Our OTC and other revenues were flat for the six months ended June 30, 2023 and decreased 3% for the three months ended June 30, 2023, from the comparable periods in 2022, primarily due to a decrease in interest income on clearing margin deposits in the second quarter of 2023.
•Data and Connectivity Services: Our data and connectivity services revenues increased 7% and 6% for the six months and three months ended June 30, 2023, respectively, from the comparable periods in 2022. The increase in revenue was driven by the strong retention rate of existing customers, the addition of new customers and increased purchases by existing customers.
•Listings Revenues: Through NYSE, NYSE American and NYSE Arca, we generate listings revenue related to the provision of listings services for public companies and ETFs, and related corporate actions for listed companies. Listings revenues decreased 3% and 5% for the six months and three months ended June 30, 2023, respectively, from the comparable periods in 2022, driven by market volatility causing IPO delays. All listings fees are billed upfront and revenues are recognized over time as the identified performance obligations are satisfied.
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
The following charts and tables present trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts):

Volume and Rate per Contract

	Six Months Ended June 30,			Three Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Number of contracts traded (in millions):
Energy futures and options	419	399	5%	206	177	16%
Agricultural and metals futures and options	63	52	23	33	26	27
Financial futures and options	330	328	—	137	158	(13)
Total	812	779	4%	376	361	4%

	Six Months Ended June 30,			Three Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Average daily volume of contracts traded (in thousands):
Energy futures and options	3,377	3,221	5%	3,315	2,862	16%
Agricultural and metals futures and options	510	416	23	530	416	27
Financial futures and options	2,605	2,599	—	2,182	2,523	(14)
Total	6,492	6,236	4%	6,027	5,801	4%

	Six Months Ended June 30,			Three Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Rate per contract:
Energy futures and options	$1.67	$1.55	8%	$1.73	$1.49	16%
Agricultural and metals futures and options	$2.33	$2.37	(2)%	$2.36	$2.36	—%
Financial futures and options	$0.69	$0.76	(9)%	$0.75	$0.77	(3)%

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

Open Interest

	As of June 30,
	2023	2022	Change
Open interest — in thousands of contracts:
Energy futures and options	49,247	43,985	12%
Agricultural and metals futures and options	4,182	3,519	19
Financial futures and options	20,995	28,129	(25)
Total	74,424	75,633	(2)%

The following charts and tables present selected cash and equity options trading data. All trading volume below is presented as average net daily trading volume, or ADV, and is single counted:

	Six Months Ended June 30,			Three Months Ended June 30,
	2023	2022	Change	2023	2022	Change
NYSE cash equities (shares in millions):
Total cash handled volume	2,275	2,606	(13)%	2,169	2,591	(16)%
Total cash market share matched	19.8%	20.1%	(0.3 pts)	19.8%	20.2%	(0.4 pts)

NYSE equity options (contracts in thousands):
NYSE equity options volume	8,204	7,937	3%	7,701	7,647	1%
Total equity options volume	40,839	38,350	6%	39,244	36,672	7%
NYSE share of total equity options	20.1%	20.7%	(0.6 pts)	19.6%	20.9%	(1.3 pts)

Revenue capture or rate per contract:
Cash equities rate per contract (per 100 shares)	$0.048	$0.046	4%	$0.050	$0.047	7%
Equity options rate per contract	$0.06	$0.05	10%	$0.06	$0.05	20%

Handled volume represents the total number of shares of equity securities, ETFs and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
Transaction-Based Expenses
Our equities and equity options markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. Section 31 fees are recorded on a gross basis as a component of transaction and clearing fee revenue. These Section 31 fees are assessed to recover the government’s costs of supervising and regulating the securities markets and professionals and are subject to change. We, in turn, collect corresponding activity assessment fees from member organizations clearing or settling trades on the equities and options exchanges, and recognize these amounts in our transaction and clearing revenues when invoiced. The activity assessment fees are designed to equal the Section 31 fees. As a result, activity assessment fees and the corresponding Section 31 fees do not have an impact on our net income, although the timing of payment by us will vary from collections. Section 31 fees were $175 million and $174 million for the six months ended June 30, 2023 and 2022, respectively, and $56 million and $123 million for the three months ended June 30, 2023 and 2022, respectively. The decrease in Section 31 fees during the three months ended June 30, 2023 was primarily due to a decrease in rates. The fees we collect are included in cash at the time of receipt and we remit the amounts to the SEC semi-annually as required. The total amount is included in current liabilities and was $173 million as of June 30, 2023.
We make liquidity payments to cash and options trading customers, as well as routing charges made to other exchanges which are included in transaction-based expenses. We incur routing charges when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We record routing charges on a gross basis as a component of transaction and clearing fee revenue. Cash liquidity payments, routing and clearing fees were $849 million and $985 million for the six months ended June 30, 2023 and 2022, respectively, and $392 million and $476 million for the three months ended June 30, 2023 and 2022, respectively.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Exchanges segment's operating expenses, operating income and operating margin (dollars in millions). See “—Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Exchanges Segment:	Six Months Ended June 30,			Three Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Operating expenses	$631	$603	5%	$311	$304	2%
Adjusted operating expenses(1)	$581	$570	2%	$293	$287	2%
Operating income	$1,559	$1,485	5%	$782	$701	12%
Adjusted operating income(1)	$1,609	$1,518	6%	$800	$718	11%
Operating margin	71%	71%	—	72%	70%	2 pts
Adjusted operating margin(1)	73%	73%	—	73%	71%	2 pts

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

	Six Months Ended June 30,			Three Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Revenues:
Fixed income execution	$60	$40	51%	$28	$25	17%
CDS clearing	185	138	34	84	66	26
Fixed income data and analytics	553	551	—	277	274	1
Fixed income and credit	798	729	9	389	365	6
Other data and network services	311	292	7	157	147	7
Revenues	1,109	1,021	9	546	512	7
Other operating expenses	525	516	2	267	252	6
Depreciation and amortization	174	176	1	89	86	4
Operating expenses	699	692	1	356	338	5
Operating income	$410	$329	25%	$190	$174	9%

Recurring revenues	$864	$843	2%	$434	$421	3%
Transaction revenues	$245	$178	38%	$112	$91	23%
In the table above, we consider fixed income data and analytics revenues and other data and network services revenues to be recurring revenues.
For both the six months ended June 30, 2023 and 2022, 12% of our Fixed Income and Data Services segment revenues were billed in pounds sterling or euros and for both the three months ended June 30, 2023 and 2022, 12% of our Fixed Income and Data Services segment revenues were billed in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues denominated in foreign currencies changes accordingly. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Fixed Income and Data Services revenues were lower by $4 million for the six months ended June 30, 2023, and higher by $1 million for the three months ended June 30, 2023, than in the comparable periods in 2022.
Fixed Income and Data Services Revenues
Our Fixed Income and Data Services revenues increased 9% and 7% for the six months and three months ended June 30, 2023, respectively, from the comparable periods in 2022. The increase in revenue was primarily due to strength in our fixed income execution CDS clearing business and our other data and network services.
•Fixed Income Execution: Fixed income execution includes revenues from ICE Bonds. Execution fees are reported net of rebates, which were nominal for both the six months and three months ended June 30, 2023 and 2022. Our fixed income execution revenues increased 51% and 17% for the six months and three months ended June 30, 2023, respectively, from the comparable periods in 2022, due to increased activity as a result of continued interest rate volatility.
•CDS Clearing: CDS clearing revenues increased 34% and 26% for the six months and three months ended June 30, 2023, respectively, from the comparable periods in 2022. The notional value of CDS cleared was $10.2 trillion and $13.6 trillion for the six months ended June 30, 2023 and 2022, respectively, and $3.4 trillion and $5.9 trillion for the three months ended June 30, 2023 and 2022, respectively. The increase in revenues was primarily due to net interest income on collateral balances.
•Fixed Income Data and Analytics: Our fixed income data and analytics revenues were flat for the six months ended June 30, 2023, and increased 1% for the three months ended June 30, 2023, from the comparable periods in 2022 due to strength in our index business in the second quarter of 2023.
•Other Data and Network Services: Our other data and network services revenues increased 7% for both the six months and three months ended June 30, 2023, from the comparable periods in 2022. The increase in revenues was driven by growth in our ICE Global Network offering, coupled with strength in our desktop, feeds and derivatives analytics revenues.
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
As of June 30, 2023, ASV was $1.724 billion, which increased 3.9% compared to the ASV as of June 30, 2022. ASV represents nearly 100% of total data services revenues for this segment. This does not adjust for year-over-year foreign exchange fluctuations.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Fixed Income and Data Services segment's operating expenses, operating income and operating margin (dollars in millions). See “—Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Fixed Income and Data Services Segment:	Six Months Ended June 30,			Three Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Operating expenses	$699	$692	1%	$356	$338	5%
Adjusted operating expenses(1)	$614	$599	3%	$313	$294	7%
Operating income	$410	$329	25%	$190	$174	9%
Adjusted operating income(1)	$495	$422	17%	$233	$218	7%
Operating margin	37%	32%	5 pts	35%	34%	1 pt
Adjusted operating margin(1)	45%	41%	4 pts	43%	43%	—

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
625
500
375
250
125
0
$ (Millions)
$604
$23
$44
$138
$399
$485
$16
$45
$87
$337
YTD 2022
YTD 2023
Other
Data and analytics
Closing solutions
Origination technology

(1) The adjusted figures in the charts above are calculated by excluding items that are not reflective of our cash operations and core business performance. As a result, these adjusted figures are not calculated in accordance with U.S. GAAP. See “—Non-GAAP Financial Measures” below.

	Six Months Ended June 30,			Three Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Revenues:
Origination technology	$337	$399	(15)%	$170	$196	(13)%
Closing solutions	87	138	(37)	47	66	(28)
Data and analytics	45	44	2	24	24	(5)
Other	16	23	(31)	8	11	(32)
Revenues	485	604	(20)	249	297	(16)
Other operating expenses	254	280	(9)	125	140	(11)
Depreciation and amortization	230	216	6	116	110	4
Acquisition-related transaction and integration costs	46	61	(24)	25	53	(53)
Operating expenses	530	557	(5)	266	303	(13)
Operating income/(loss)	$(45)	$47	n/a	$(17)	$(6)	(158)%

Recurring revenues	$329	$316	4%	$164	$160	2%
Transaction revenues	$156	$288	(46)%	$85	$137	(38)%
*Percentage changes in the table above deemed "n/a" are not meaningful.
In the table above, we consider subscription fee and certain other revenues to be recurring revenues. Each revenue classification, above, contains a mix of recurring and transaction revenues, based on the various service offerings described in more detail, below.
Beginning in the first quarter of 2023, closing solutions revenues within our Mortgage Technology segment now include membership dues that were previously included in other revenues. We believe this is a more accurate reflection of the nature of these revenues. The impact of this change was not material, and the prior year periods have been adjusted for comparability.
Mortgage Technology Revenues
Our mortgage technology revenues are derived from our comprehensive, end-to-end U.S. residential mortgage platform. Our mortgage technology business is intended to enable greater workflow efficiency for customers focused on originating U.S. residential mortgage loans. Mortgage technology revenues decreased $119 million and $48 million for the six months and three months ended June 30, 2023, respectively, from the comparable periods in 2022 primarily due to lower mortgage origination volumes driven by rising interest rates. See Note 6 of our consolidated financial statements in this Quarterly Report where discussed further.
•Origination technology: Our origination technology revenues decreased 15% and 13% during the six months and three months ended June 30, 2023, respectively, from the comparable periods in 2022, due to lower transaction-based revenues as mortgage origination volumes declined. Our origination technology acts as a system of record for the mortgage transaction, automating the gathering, reviewing, and verifying of mortgage-related information and enabling automated enforcement of rules and business practices designed to help ensure that each completed loan transaction is of high quality and adheres to secondary market standards. These revenues are based on recurring Software as a Service, or SaaS, subscription fees, with an additive transaction-based or success-based pricing fee as lenders exceed the number of loans closed that are included with their monthly base subscription.
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
•Closing solutions: Our closing solutions revenues decreased 37% and 28% during the six months and three months ended June 30, 2023, respectively, from the comparable periods in 2022, due to lower mortgage origination volumes. Our closing solutions connect key participants, such as lenders, title and settlement agents and individual county recorders, to digitize the closing and recording process. Closing solutions also include revenues from our MERSCORP Holdings, Inc., or MERS database, which provides a system of record for recording and tracking changes and servicing rights and beneficial ownership interests in loans secured by U.S. residential real estate. Revenues from closing solutions are largely transaction-based and are based on the volume of loans closed.

•Data and Analytics: Our data and analytics revenues increased 2% for the six months ended June 30, 2023, and revenues decreased 5% during the three months ended June 30, 2023, from the comparable periods in 2022, due to lower transaction-based revenues. Revenues include those related to ICE Mortgage Technology’s Data & Document Automation and Mortgage Analyzer solutions, or Analyzer (formerly known as AIQ), which offers customers greater efficiency by streamlining data collection and validation through our automated document recognition and data extraction capabilities. Analyzer revenues can be both recurring and transaction-based in nature. In addition, our data offerings include real-time industry and peer benchmarking tools, which provide originators a granular view into the real-time trends of nearly half the U.S. residential mortgage market. We also provide a Data as a Service, or DaaS, offering through private data clouds for lenders to access their own data and origination information. Revenues related to our data products are largely subscription-based and recurring in nature.
•Other: Other revenues decreased 31% and 32% during the six months and three months ended June 30, 2023, respectively, from the comparable periods in 2022, due to lower professional services related to fewer new customer implementations. Other revenues include professional services fees, as well as revenues from ancillary products. Other revenues can be both recurring and transaction-based in nature.
Operating Expenses, Operating Income/(Loss) and Operating Margin
The following chart summarizes our Mortgage Technology segment's operating expenses, operating income/(loss) and operating margin (dollars in millions). See “—Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Mortgage Technology Segment:	Six Months Ended June 30,			Three Months Ended June 30,
	2023	2022	Change*	2023	2022	Change
Operating expenses	$530	$557	(5)%	$266	$303	(13)%
Adjusted operating expenses(1)	$301	$317	(5)%	$150	$159	(7)%
Operating income/(loss)	$(45)	$47	n/a	$(17)	$(6)	(158)%
Adjusted operating income(1)	$184	$287	(36)%	$99	$138	(28)%
Operating margin	(9)%	8%	(17 pts)	(7)%	(2)%	(5 pts)
Adjusted operating margin(1)	38%	47%	(9 pts)	40%	46%	(6 pts)
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
$1,852
$510
$497
$131
$714
$1,860
$527
$527
$103
$703
YTD 2022
YTD 2023
Depreciation and amortization
Technology and communication, rent and occupancy, and selling, general and administrative
Professional services and acquisition-related transaction and integration costs
Compensation and benefits

	Six Months Ended June 30,			Three Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Compensation and benefits	$703	$714	(2)%	$351	$355	(1)%
Professional services	57	69	(17)	29	35	(16)
Acquisition-related transaction and integration costs	46	62	(26)	25	53	(53)
Technology and communication	345	344	—	173	169	2
Rent and occupancy	45	41	9	25	20	21
Selling, general and administrative	137	112	22	63	57	11
Depreciation and amortization	527	510	3	267	256	4
Total operating expenses	$1,860	$1,852	—%	$933	$945	(1)%
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
For the six months ended June 30, 2023 and 2022, 9% and 10%, respectively, of our operating expenses were billed in pounds sterling or euros, and for the three months ended June 30, 2023 and 2022, 9% and 10%, respectively, of our operating expenses were billed in pounds sterling or euros. Due to fluctuations in the U.S. dollar compared to the pound sterling and euro, our consolidated operating expenses were lower by $8 million for the six months ended June 30, 2023, and were flat for the three months ended June 30, 2023, than in the comparable periods in 2022. See Item 3 “—Quantitative and Qualitative Disclosures About Market Risk —Foreign Currency Exchange Rate Risk” below for additional information.
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

	Six Months Ended June 30,			Three Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Employee headcount	9,116	8,936	2%
Stock-based compensation expenses	$83	$73	14%	$43	$36	18%
Compensation and benefits expense decreased $11 million and $4 million for the six months and three months ended June 30, 2023, respectively, from the comparable periods in 2022, primarily due to lower payroll and employee benefit expenses and higher capitalized labor, partially offset by an increase in our bonus and noncash performance-based restricted stock compensation accruals and annual merit increases. The stock-based compensation expenses in the table above relate to employee stock option and restricted stock awards and exclude stock-based compensation related to acquisition-related transaction and integration costs.
Professional Services Expenses
Professional services expense includes fees for consulting services received on strategic and technology initiatives, temporary labor, as well as regulatory, legal and accounting fees, and may fluctuate as a result of changes in our use of these services in our business.
Professional services expenses decreased $12 million and $6 million for the six months and three months ended June 30, 2023, respectively, from the comparable periods in 2022, primarily due to lower consulting expenses related to bringing certain mortgage technology-related costs in-house.
Acquisition-Related Transaction and Integration Costs
We incurred $46 million and $25 million in acquisition-related transaction and integration costs during the six months and three months ended June 30, 2023, respectively, primarily due to legal and consulting expenses related to our pending acquisition of Black Knight and our integration of Ellie Mae, Inc., or Ellie Mae. We incurred $62 million and $53 million in acquisition-related transaction costs during the six months and three months ended June 30, 2022, respectively, primarily due to legal and consulting expenses related to our pending acquisition of Black Knight and our integration of Ellie Mae.
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

Technology and communications expenses increased $1 million and $4 million for the six months and three months ended June 30, 2023 respectively, from the comparable periods in 2022, primarily due to an increase in hardware and software support costs which was partially offset by a decrease in license expense.
Rent and Occupancy Expenses
Rent and occupancy expense relates to leased and owned property and includes rent, maintenance, real estate taxes, utilities and other related costs. We have significant operations located in the U.S., U.K., and India, with smaller offices located throughout the world.
Rent and occupancy expenses increased $4 million and $5 million for the six months and three months ended June 30, 2023, respectively, from the comparable periods in 2022, primarily due to higher costs related to rent, lease termination charges, utilities, repairs and maintenance as more employees returned to the office.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include marketing, advertising, public relations, insurance, bank service charges, dues and subscriptions, travel and entertainment, non-income taxes and other general and administrative costs.
Selling, general and administrative expenses increased $25 million for the six months ended June 30, 2023, from the comparable period in 2022 primarily due to payments of claims made following a NYSE system outage that occurred in January 2023, accruals related to potential regulatory settlements of $11 million and increased bad debt expenses, partially offset by lower marketing costs.
Selling, general and administrative expenses increased $6 million for the three months ended June 30, 2023, from the comparable period in 2022 primarily due to an increase in bad debt expense. This was partially offset by lower travel and entertainment expenses and lower marketing costs.
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
We recorded amortization expenses on intangible assets acquired as part of our acquisitions, as well as on other intangible assets, of $301 million and $306 million for the six months ended June 30, 2023 and 2022, respectively and $151 million and $153 million for the three months ended June 30, 2023 and 2022, respectively.
We recorded depreciation expenses on our fixed assets of $226 million and $204 million for the six months ended June 30, 2023 and 2022, respectively, and $116 million and $103 million for the three months ended June 30, 2023 and 2022, respectively. This increase was primarily due to an increase in internally developed software assets in our Mortgage Technology segment.

Consolidated Non-Operating Income/(Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following tables present our non-operating income/(expenses) (dollars in millions):

	Six Months Ended June 30,			Three Months Ended June 30,
	2023	2022	Change*	2023	2022	Change
Other income/(expense):
Interest income	$193	$9	n/a	$102	$8	n/a
Interest expense	(351)	(264)	33	(175)	(161)	8
Other expense, net	(70)	(35)	101	(35)	23	n/a
Total other income/(expense), net	$(228)	$(290)	(21)%	$(108)	$(130)	(16)%
Net income attributable to non-controlling interest	$(35)	$(21)	65%	$(16)	$(11)	53%
*Percentage changes in the table above deemed "n/a" are not meaningful.
Interest Income
Interest income increased during the six months and three months ended June 30, 2023 from the same periods in 2022 primarily due to an increase in short-term interest rates combined with larger investment balances. Interest income primarily represents interest income on our short-term investments, and for the six months and three months ended June 30, 2023, included $124 million and $62 million, respectively, in interest income recorded in connection with the short-term investments related to the $5.0 billion of the SMR Notes (as defined in "Liquidity and Capital Resources—Debt") for the Black Knight acquisition. The remainder of the increase primarily relates to interest on the restricted cash and restricted investment balances held within our regulated entities.
Interest Expense
We recognized interest expense of $351 million and $264 million during the six months ended June 30, 2023 and 2022, respectively, and $175 million and $161 million during the three months ended June 30, 2023 and 2022, respectively. Interest expense for the six months and three months ended June 30, 2023 primarily represents interest expense on our outstanding debt. Interest expense increased during the six months and three months ended June 30, 2023, as we recognized $112 million and $56 million, respectively, additional interest expense on the $4.9 billion of net proceeds from the SMR Notes held for the Black Knight acquisition following our May 2022 debt refinancing. See "-Debt" below.
Other Expense, net
Our equity method investments include OCC and Bakkt, among others. We recognized $65 million and $57 million during the six months ended June 30, 2023 and 2022, respectively, and $30 million and $15 million during the three months ended June 30, 2023 and 2022, respectively, of our share of estimated equity method investment losses, net, which is included in other expense, net. The estimated losses for both the six months and three months ended June 30, 2023 and June 30, 2022 are primarily related to our investment in Bakkt, partially offset by our share of net profits of OCC. Both the six month periods ended June 30, 2023 and 2022 include adjustments to reflect the difference between reported prior period actual results from our original estimates.
During the six months ended June 30, 2022, we recorded $9 million for a legal settlement, which is included in other expense.
On May 20, 2022, we completed the sale of our Euroclear stake. The carrying value of our investment was $700 million at the time of the sale. We recorded a net gain of $41 million on the sale, which is included in other income during the six months and three months ended June 30, 2022.
We incurred foreign currency transaction losses of $5 million and $9 million for the six months ended June 30, 2023 and 2022, respectively, and $4 million for both the three months ended June 30, 2023 and 2022, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. Foreign currency transaction gains/(losses) are recorded in other income/(expense), net, when the settlement of foreign currency assets, liabilities and payables occur in non-functional currencies and there is an increase or decrease in the period-end foreign currency exchange rates between periods. See Item 3 “—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Rate Risk” included elsewhere in this Quarterly Report for more information on these items.

Non-controlling Interest
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests. As of June 30, 2023, our non-controlling interests included those related to the non-ICE limited partners' interest in our CDS clearing subsidiaries, and non-controlling interests in ICE Futures Abu Dhabi.
Consolidated Income Tax Provision
Consolidated income tax expense was $207 million and $338 million for the six months ended June 30, 2023 and 2022, respectively, and $32 million and $173 million for the three months ended June 30, 2023 and June 30, 2022, respectively. The change in consolidated income tax expense between periods is primarily due to the tax impact of changes in our pre-tax income and the changes in our effective tax rate each period.
Our effective tax rate was 12% and 22% for the six months ended June 30, 2023 and 2022, respectively, and 4% and 23% for the three months ended June 30, 2023 and June 30, 2022, respectively. The effective tax rates for the six months and three months ended June 30, 2023 were lower than the effective tax rates for the comparable periods in 2022 primarily due to the tax benefits resulting from favorable audit settlements for prior years, deferred and current tax benefits from state apportionment changes and the application of the high-tax exception to the Global Intangible Low-Taxed Income, or GILTI, in the current period, partially offset by the impact of the U.K. corporate income tax increase from 19% to 25% effective April 1, 2023.
In conjunction with the increase in the U.K. corporate income tax rate, we intend to elect the GILTI high-tax exception election in 2023. During the three months ended June 30, 2023, our tax provision includes the impacts of this election, which resulted in a reduction in our GILTI inclusions. Our unrecognized tax benefit as of June 30, 2023 was $240 million, a $7 million net decrease from the $247 million as of December 31, 2022. The net decrease includes a $40 million reduction as a result of audit settlements, a $20 million increase related to current year positions, a $31 million increase related to prior year positions, and an $18 million reduction related to prior year positions.
In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. The IRA introduced a 15% corporation minimum tax, or CAMT, on adjusted financial statement income for corporations with profits in excess of $1 billion, effective for tax years after December 31, 2022. Based on the current guidance provided by the Internal Revenue Service and Department of the Treasury, the implementation of the CAMT did not have a material impact on our financial statements as of June 30, 2023.
The IRA also includes a share buyback excise tax of 1% on share repurchases, which will apply to net share repurchases after December 31, 2022. During the six months ended June 30, 2023, we did not repurchase any shares, therefore, we were not subject to any excise tax. The newly imposed excise tax on share repurchases is not considered an income tax. Any excise tax, as a result of future share repurchases, will be considered part of the cost of the shares repurchased and reflected in the equity section of our consolidated financial statements.

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
Consolidated cash and cash equivalents were $2.9 billion and $1.8 billion as of June 30, 2023 and December 31, 2022, respectively. We had $5.6 billion and $6.6 billion in short-term and long-term restricted cash and cash equivalents as of June 30, 2023 and December 31, 2022, respectively. We had $86.9 billion and $142.0 billion of cash and cash equivalent margin deposits and guaranty funds as of June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023, the amount of unrestricted cash held by our non-U.S. subsidiaries was $460 million. Due to the application of GILTI as of January 1, 2018, the majority of our foreign earnings as of December 31, 2022 have been subject to immediate U.S. income taxation and can be distributed to the U.S. in the future with no material additional income tax consequences. As we decided to make the GILTI high-tax exception election in the current period, the majority of our foreign earnings in 2023 are not expected to be subject to immediate U.S. income taxation; however, these foreign earnings can also generally be distributed to the U.S. with no additional income tax consequences.
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
Cash Flow
The following table presents the major components of net changes in cash and cash equivalents, and restricted cash and cash equivalents (in millions):

	Six Months Ended June 30,
	2023	2022
Net cash provided by/(used in):
Operating activities	$1,805	$1,725
Investing activities	1,144	2,843
Financing activities	(57,886)	19,238
Effect of exchange rate changes	6	(19)
Net increase/(decrease) in cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	$(54,931)	$23,787
Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain items, including depreciation and amortization, deferred taxes, stock based compensation and the effects of changes in working capital.
The $80 million increase in net cash provided by operating activities during the six months ended June 30, 2023 from the comparable period in 2022 was primarily driven by an increase in net income, and to a lesser extent, the gain on our sale of our Euroclear investment during the six months ended June 30, 2022. The remaining fluctuations are due to changes in our working capital and the timing of various payments, such as lower Section 31 fee payments of $165 million.
Investing Activities
Consolidated net cash provided by investing activities for the six months ended June 30, 2023 primarily relates to $3.1 billion in proceeds from the sale of invested margin deposits, partially offset by $949 million of purchases of investments, $771 million of purchases of invested margin deposits, $61 million of capital expenditures and $142 million of capitalized software development costs.

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
Financing Activities
Consolidated net cash used in financing activities for the six months ended June 30, 2023 primarily relates to a decrease in our cash and cash equivalent margin deposits and guaranty fund balances of $57.4 billion due to lower commodity prices and reduced volatility, $472 million in dividend payments to stockholders and $50 million in cash payments related to treasury shares received for restricted stock tax payments and stock option exercises.
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
Debt
As of June 30, 2023, we had $18.1 billion in outstanding debt, all of which related to our senior notes, with a weighted average maturity of 16 years and a weighted average cost of 3.6% per annum. We did not have any commercial paper notes outstanding as of June 30, 2023. As of December 31, 2022, we had $18.1 billion in outstanding debt, all of which related to our senior notes. We also had $4 million outstanding under credit lines at our ICE India subsidiaries. As of December 31, 2022, our senior notes of $18.1 billion had a weighted average maturity of 16 years and a weighted average cost of 3.6% per annum. We did not have any commercial paper notes outstanding as of December 31, 2022.
We have a $3.9 billion senior unsecured revolving credit facility, or the Credit Facility, with a maturity date of May 25, 2027. As of June 30, 2023, of the $3.9 billion that was available for borrowing under the Credit Facility, $171 million was required to support certain broker-dealer and other subsidiary commitments. The remaining $3.7 billion was available for working capital and general corporate purposes including, but not limited to, acting as a backstop to future increases in the amounts outstanding under the Commercial Paper Program.
We intend to use $4.9 billion net proceeds of our senior notes due in 2025, 2027, 2029 and 2062, or collectively, the SMR Notes, together with the issuance of commercial paper and/or borrowings under the Credit Facility, cash on hand or other immediately available funds and borrowings under the Term Loan, to finance the cash portion of the purchase price for Black Knight. The SMR Notes are subject to a special mandatory redemption feature pursuant to which we will be required to redeem all of the outstanding SMR Notes at a redemption price equal to 101% of the aggregate principal amount of the SMR Notes, plus accrued and unpaid interest, in the event that the Black Knight acquisition is not consummated on or prior to May 4, 2023 (subject to two automatic extensions of three months each, to August 4, 2023 and to November 4, 2023, respectively, if U.S. antitrust clearance or a related law, injunction, order or other judgment, in each case whether temporary, preliminary or permanent, that restrains, enjoins or otherwise prohibits the consummation of the Black Knight merger remains outstanding and all other conditions to closing are satisfied (or in the case of conditions that by their terms are to be satisfied at the closing, are capable of being satisfied if the closing were to occur on such date) at each extension date), or if the Black Knight merger agreement is terminated at any time prior to such date. The $4.9 billion net proceeds from the SMR Notes are separately invested and recorded as short-term restricted cash and cash equivalents in our consolidated balance sheet as of June 30, 2023. For additional information regarding this transaction, refer to Note 3 to our consolidated unaudited financial statements, included in this Quarterly Report.
We have a $2.4 billion two-year senior unsecured delayed draw term loan facility, or the Term Loan. Draws under the Term Loan bear interest on the principal amount outstanding at either (a) Term SOFR plus an applicable margin plus a credit spread adjustment of 10 basis points or (b) a "base rate" plus an applicable margin. The applicable margin ranges from 0.625% to 1.125% for Term SOFR loans and from 0.000% to 0.125% for base rate loans, in each case, based on a ratings-based pricing grid. We expect to use the proceeds from borrowings under the Term Loan to fund a portion of the purchase price for the Black Knight acquisition. We have the option to prepay outstanding amounts under the Term Loan in whole or in part at any time. No amounts were outstanding under the Term Loan as of June 30, 2023.
Our Commercial Paper Program enables us to borrow efficiently at reasonable short-term interest rates and provides us with the flexibility to de-lever using our strong annual cash flows from operating activities whenever our leverage becomes elevated as a result of investment or acquisition activities. We did not have any notes outstanding under our Commercial Paper Program as of June 30, 2023.
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
We did not have any share repurchases during the six months ended June 30, 2023. For the six months ended June 30, 2022, we repurchased 5.0 million shares of our outstanding common stock at a cost of $632 million, including 4.6 million shares at a cost of $582 million under our Rule 10b5-1 trading plan and 0.4 million shares at a cost of $50 million on the open market during an open trading period. For the three months ended June 30, 2022, we repurchased 1.3 million shares of our outstanding common stock at a cost of $157 million under our Rule 10b5-1 trading plan. Shares repurchased are held in treasury stock.
The remaining balance of Board approved funds for future repurchases as of June 30, 2023 is $2.5 billion. In connection with our pending acquisition of Black Knight, on May 4, 2022 we terminated our Rule 10b5-1 trading plan and suspended share repurchases. The approval of our Board for stock repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our Board may increase or decrease the amount available for repurchases from time to time.
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
During the three months ended June 30, 2023, we paid a quarterly dividend of $0.42 per share of our common stock for an aggregate payout of $236 million, which includes the payment of dividend equivalents on unvested employee restricted stock units.
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
As of June 30, 2023, we had $2.5 billion authorized for future repurchases of our common stock. Refer to Note 10 to our consolidated financial statements included in this Quarterly Report for additional details on our stock repurchase program.
Our Board has adopted a quarterly dividend policy providing that dividends will be approved quarterly by the Board or the Audit Committee taking into account factors such as our evolving business model, prevailing business conditions, our current and future planned strategic growth initiatives and our financial results and capital requirements, without a predetermined net income payout ratio. On August 3, 2023, we announced a $0.42 per share dividend for the third quarter of 2023 with the dividend payable on September 29, 2023 to stockholders of record as of September 15, 2023.

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

	Exchanges Segment		Fixed Income and Data Services Segment		Mortgage Technology Segment		Consolidated
	Six Months Ended June 30,
Operating income adjustments:	2023	2022	2023	2022	2023	2022	2023	2022
Total revenues, less transaction-based expenses	$2,190	$2,088	$1,109	$1,021	$485	$604	$3,784	$3,713
Operating expenses	631	603	699	692	530	557	1,860	1,852
Less: Amortization of acquisition-related intangibles	33	33	85	93	183	180	301	306
Less: Transaction and integration costs	—	—	—	—	46	60	46	60
Less: Other	17	—	—	—	—	—	17	—
Adjusted operating expenses	$581	$570	$614	$599	$301	$317	$1,496	$1,486
Operating income/(loss)	$1,559	$1,485	$410	$329	$(45)	$47	$1,924	$1,861
Adjusted operating income	$1,609	$1,518	$495	$422	$184	$287	$2,288	$2,227
Operating margin	71%	71%	37%	32%	(9)%	8%	51%	50%
Adjusted operating margin	73%	73%	45%	41%	38%	47%	60%	60%

Non-operating income adjustments:
Net income attributable to ICE common stockholders							$1,454	$1,212
Add: Amortization of acquisition-related intangibles							301	306
Add: Transaction and integration costs							46	60
Add/(Less): Net interest (income)/expense on pre-acquisition-related debt and debt extinguishment							(12)	48
Less: Gain on sale of Euroclear equity investment and dividends received							—	(41)
Add: Net losses from unconsolidated investees							65	57
Add: Other							17	9
Less: Income tax effect for the above items							(112)	(123)
Add/(Less): Deferred tax adjustments on acquisition-related intangibles							(85)	15
Less: Other tax adjustments							(81)	—
Adjusted net income attributable to ICE common stockholders							$1,593	$1,543
Diluted earnings per share attributable to ICE common stockholders							$2.59	$2.16
Adjusted diluted earnings per share attributable to ICE common stockholders							$2.84	$2.75
Diluted weighted average common shares outstanding							561	562

	Exchanges Segment		Fixed Income and Data Services Segment		Mortgage Technology Segment		Consolidated
	Three Months Ended June 30,
Operating income adjustments:	2023	2022	2023	2022	2023	2022	2023	2022
Total revenues, less transaction-based expenses	$1,093	$1,005	$546	$512	$249	$297	$1,888	$1,814
Operating expenses	311	304	356	338	266	303	933	945
Less: Amortization of acquisition-related intangibles	17	17	43	44	91	92	151	153
Less: Transaction and integration costs	—	—	—	—	25	52	25	52
Less: Other	1	—	—	—	—	—	1	—
Adjusted operating expenses	$293	$287	$313	$294	$150	$159	$756	$740
Operating income/(loss)	$782	$701	$190	$174	$(17)	$(6)	$955	$869
Adjusted operating income	$800	$718	$233	$218	$99	$138	$1,132	$1,074
Operating margin	72%	70%	35%	34%	(7)%	(2)%	51%	48%
Adjusted operating margin	73%	71%	43%	43%	40%	46%	60%	59%

Non-operating income adjustments:
Net income attributable to ICE common stockholders							$799	$555
Add: Amortization of acquisition-related intangibles							151	153
Add: Transaction and integration costs							25	52
Add/(Less): Net interest (income)/expense on pre-acquisition-related debt and debt extinguishment							(6)	48
Less: Gain on sale of Euroclear equity investment and dividends received							—	(41)
Add: Net losses from unconsolidated investees							30	15
Add: Other							1	—
Less: Income tax effect for the above items							(55)	(65)
Add/(Less): Deferred tax adjustments on acquisition-related intangibles							(86)	22
Less: Other tax adjustments							(57)	—
Adjusted net income attributable to ICE common stockholders							$802	$739
Diluted earnings per share attributable to ICE common stockholders							$1.42	$0.99
Adjusted diluted earnings per share attributable to ICE common stockholders							$1.43	$1.32
Diluted weighted average common shares outstanding							561	560
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
Other non-GAAP adjustments during the six months ended June 30, 2023 relate to a $6 million expense for claims made following a NYSE system outage that occurred in January 2023 and accruals related to potential regulatory settlements of $11 million. Other non-GAAP adjustments during the six months ended June 30, 2022 relate to an accrual for a legal settlement. During the three months ended June 30, 2022 we exclude the $30 million of costs associated with the May and June 2022 extinguishment of four series of senior notes that would have matured in 2022 and 2023 using proceeds from our May 2022 issuance of new senior notes as a non-GAAP adjustment. We also exclude $23 million of interest expense on pre-acquisition-related debt from our May 2022 debt refinancing related to the pending Black Knight acquisition. This adjustment is net of $5 million of interest income earned on investments from the pre-acquisition debt proceeds. Additionally, we exclude the gain on the sale of our Euroclear investment and the related historical dividends received. We do not consider events of this type to be reflective of our core business.
Non-GAAP tax adjustments include the tax impacts of the pre-tax non-GAAP adjustments, deferred tax adjustments on acquisition-related intangibles, and other tax adjustments. The deferred tax adjustments of ($85 million) and ($86 million) for the six months and three months ended June 30, 2023, respectively, relate primarily to U.S. state apportionment changes. The deferred tax adjustments of $15 million and $22 million for the six months and three months ended June 30, 2022, respectively, relate primarily to U.S. state apportionment changes. Other tax adjustments of ($81 million) and

($57 million) during the six months and three months ended June 30, 2023, respectively, are primarily related to audit settlements for pre-acquisition tax matters as well as state apportionment changes in prior years.
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

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$1,805	$1,725
Less: Capital expenditures	(61)	(70)
Less: Capitalized software development costs	(142)	(134)
Free cash flow	1,602	1,521
Add/(less): Section 31 fees, net	50	(115)
Adjusted free cash flow	$1,652	$1,406
For additional information on these items, refer to our consolidated financial statements included in this Quarterly Report and “—Consolidated Operating Expenses” above.
Contractual Obligations and Commercial Commitments
During the six months ended June 30, 2023, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K.
As described in Note 12 to our consolidated financial statements, which are included elsewhere in this Quarterly Report, certain clearing house collateral is reported off-balance sheet. We do not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities.
New and Recently Adopted Accounting Pronouncements
During the six months ended June 30, 2023, there were no significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 of our 2022 Form 10-K.
Critical Accounting Policies
During the six months ended June 30, 2023, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K.
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
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term restricted cash and cash equivalents, short-term and long-term investments and indebtedness. As of June 30,

2023 and December 31, 2022, our cash and cash equivalents and short-term and long-term restricted cash and cash equivalents were $8.5 billion and $8.4 billion, respectively, of which $297 million and $346 million, respectively, were denominated in pounds sterling, euros or Canadian dollars, and the remaining amounts are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical 50% decrease in short-term interest rates would decrease our annual pre-tax earnings by $201 million as of June 30, 2023, assuming no change in the amount or composition of our cash and cash equivalents and short-term and long-term restricted cash and cash equivalents.
As of June 30, 2023, we had $18.1 billion in outstanding debt, all of which related to our senior notes. See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Debt" and Note 8 to our consolidated financial statements included in this Quarterly Report.
The interest rates on our Commercial Paper Program are currently evaluated based upon current maturities and market conditions. As of June 30, 2023, we did not have any notes outstanding under our Commercial Paper Program. The effective interest rate of commercial paper issuances will fluctuate based on the movement in short-term interest rates along with shifts in supply and demand within the commercial paper market.
Foreign Currency Exchange Rate Risk
As an international business, we are subject to foreign currency exchange rate risk. We may experience gains or losses from foreign currency transactions in the future given that a significant part of our assets and liabilities are recorded in pounds sterling, Canadian dollars or euros, and a significant portion of our revenues and expenses are recorded in pounds sterling or euros. Certain assets, liabilities, revenues and expenses of foreign subsidiaries are denominated in the local functional currency of such subsidiaries. Our exposure to foreign denominated earnings for the six months and three months ended June 30, 2023 and 2022 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Six Months Ended June 30, 2023		Three Months Ended June 30, 2023		Six Months Ended June 30, 2022		Three Months Ended June 30, 2022
	Pound Sterling	Euro	Pound Sterling	Euro	Pound Sterling	Euro	Pound Sterling	Euro
Average exchange rate to the U.S. dollar in the current year period	1.2336	1.0812	1.2522	1.0893	1.2996	1.0939	1.2568	1.0648
Average exchange rate to the U.S. dollar in the same period in the prior year	1.2996	1.0939	1.2568	1.0648	1.3889	1.2057	1.3985	1.2054
Average exchange rate increase/ (decrease)	(5)%	(1)%	—%	2%	(6)%	(9)%	(10)%	(12)%
Foreign denominated percentage of:
Revenues, less transaction-based expenses	7%	8%	6%	8%	8%	7%	8%	6%
Operating expenses	7%	2%	7%	2%	8%	2%	8%	2%
Operating income	7%	13%	5%	14%	7%	11%	7%	11%
Impact of the currency fluctuations (1) on:
Revenues, less transaction-based expenses	$(16)	$(3)	$(1)	$4	$(20)	$(24)	$(16)	$(14)
Operating expenses	$(8)	$—	$(1)	$1	$(10)	$(4)	$(8)	$(3)
Operating income	$(8)	$(3)	$—	$3	$(10)	$(20)	$(8)	$(11)

(1)    Represents the impact of currency fluctuation for the six months and three months ended June 30, 2023 and 2022 compared to the same periods in the prior year.
We have a significant part of our assets, liabilities, revenues and expenses recorded in pounds sterling or euros. During both the six months and three months ended June 30, 2023, 15% and 14%, respectively, of our consolidated revenues, less transaction-based expenses were denominated in pounds sterling or euros and for both the six months and three months ended June 30, 2023, 9% of our consolidated operating expenses were denominated in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.
Foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables occurs through our operations, which are received in or paid in pounds sterling, Canadian dollars, or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We incurred foreign currency transaction losses of $5 million and $9 million for the six months ended June 30, 2023 and 2022, respectively, and $4 million for both the three months ended June 30, 2023 and 2022, inclusive of the impact of foreign currency hedging transactions. The foreign currency transaction losses were primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. A 10% adverse change in the underlying foreign currency exchange rates as of June 30, 2023, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity, would result in a foreign currency loss of $8 million.
We entered into foreign currency hedging transactions during the six months and three months ended June 30, 2023 and 2022 as economic hedges to help mitigate a portion of our foreign exchange risk exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. Although we may enter into additional hedging transactions in the future, these hedging arrangements may not be effective, particularly in the event of imprecise forecasts of the levels of our non-U.S. denominated assets and liabilities.
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

	As of June 30, 2023
	Position in pounds sterling	Position in Canadian dollars	Position in euros
Assets	£697	$2,062	€184
of which goodwill represents	550	392	92
Liabilities	95	1,578	62
Net currency position	£602	$484	€122
Net currency position, in $USD	$764	$365	$133
Negative impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$76	$37	$13
Foreign currency translation adjustments are included as a component of accumulated other comprehensive income/(loss) within our balance sheet. See the table below for the portion of equity attributable to foreign currency translation adjustments as well as the activity for the six months and three months ended June 30, 2023 included within our statement of other comprehensive income. The impact of the foreign currency exchange rate differences in the tables below were primarily driven by fluctuations of the pound sterling as compared to the U.S. dollar which were 1.2697, 1.2332 and 1.2093 as of June 30, 2023, March 31, 2023 and December 31, 2022, respectively, and by fluctuations of the euro as compared to the U.S. dollar which were 1.0911, 1.0842 and 1.0704 as of June 30, 2023, March 31, 2023 and December 31, 2022, respectively.

Changes in Accumulated Other Comprehensive Loss from Foreign Currency Translation Adjustments (in millions)
Balance, as of December 31, 2022	$(278)
Other comprehensive income	47
Income tax benefit/(expense)	—
Net current period other comprehensive income	47
Balance, as of June 30, 2023	$(231)

Changes in Accumulated Other Comprehensive Loss from Foreign Currency Translation Adjustments (in millions)
Balance, as of March 31, 2023	$(262)
Other comprehensive income	31
Income tax benefit/(expense)	—
Net current period other comprehensive income	31
Balance, as of June 30, 2023	$(231)

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
Clearing House Cash Deposit Risks
The ICE Clearing Houses hold material amounts of clearing member margin deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. Refer to Note 12 to our consolidated financial statements for more information on the ICE Clearing Houses' cash and cash equivalent margin deposits and guaranty funds, invested deposits, delivery contracts receivable and unsettled variation margin which were $88.3 billion as of June 30, 2023. While we seek to achieve a reasonable rate of return which may generate interest income for our clearing members, we are primarily concerned with preservation of capital and managing the risks associated with these deposits. As the ICE Clearing Houses may pass on interest revenues (minus costs) to the clearing members, this could include negative or reduced yield due to market conditions. For a summary of the risks associated with these deposits and how these risks are mitigated, see Part II, Item 7(A) “Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Form 10-K.
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
ITEM 1(A).     RISK FACTORS
During the six months ended June 30, 2023, there were no significant new risk factors from those disclosed in Part I, Item 1A, "Risk Factors" in our 2022 Form 10-K. In addition to the other information set forth in this Quarterly Report, including the information in the "—Regulation" section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the factors discussed under “Risk Factors” and the regulation discussion under “Business—Regulation” in our 2022 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our 2022 Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
During the six months ended June 30, 2023, there were not any purchases made by or on behalf of ICE or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock.
Refer to Note 10 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report, for details on our stock repurchases.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
On May 17, 2023, Martha A. Tirinnanzi, one of our directors, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) April 30, 2024 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 992 shares.
Certain of our officers or directors have made elections to participate in, and are participating in, our dividend reinvestment plan and employee stock purchase plan and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5–1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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
The following materials from Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	—	The cover page from Intercontinental Exchange, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL.

*	Filed herewith.
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

Intercontinental Exchange, Inc. (Registrant)

Date: August 3, 2023	By:	/s/ A. Warren Gardiner
A. Warren Gardiner
Chief Financial Officer
(Principal Financial Officer)