Form 10-Q
period 2023-09-30
Intercontinental Exchange, Inc.
filed 2023-11-02
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☑
As of October 30, 2023, the number of shares of the registrant’s Common Stock outstanding was 572,363,906 shares.

INTERCONTINENTAL EXCHANGE, INC.
Form 10-Q
Quarterly Period Ended September 30, 2023

PART I. Financial Statements
Item 1.    Consolidated Financial Statements

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)

	As of	As of December 31, 2022
	September 30, 2023
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$837	$1,799
Short-term restricted cash and cash equivalents	471	6,149
Restricted short-term investments	730	—
Cash and cash equivalent margin deposits and guaranty funds	79,297	141,990
Invested deposits, delivery contracts receivable and unsettled variation margin	1,899	5,382
Customer accounts receivable, net of allowance for doubtful accounts of $27 and $22 at September 30, 2023 and December 31, 2022, respectively	1,422	1,169
Prepaid expenses and other current assets	741	458
Total current assets	85,397	156,947
Property and equipment, net	1,918	1,767
Other non-current assets:
Goodwill	30,463	21,111
Other intangible assets, net	17,595	13,090
Long-term restricted cash and cash equivalents	190	405
Long-term restricted investments	199	—
Other non-current assets	1,260	1,018
Total other non-current assets	49,707	35,624
Total assets	$137,022	$194,338

Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$964	$866
Section 31 fees payable	18	223
Accrued salaries and benefits	377	352
Deferred revenue	334	170
Short-term debt	2,257	4
Margin deposits and guaranty funds	79,297	141,990
Invested deposits, delivery contracts payable and unsettled variation margin	1,899	5,382
Other current liabilities	136	184
Total current liabilities	85,282	149,171
Non-current liabilities:
Non-current deferred tax liability, net	4,210	3,493
Long-term debt	21,042	18,118
Accrued employee benefits	177	160
Non-current operating lease liability	306	254
Other non-current liabilities	493	381
Total non-current liabilities	26,228	22,406
Total liabilities	111,510	171,577
Commitments and contingencies

Equity:
Intercontinental Exchange, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 1,500 shares authorized; 648 and 634 issued at September 30, 2023 and December 31, 2022, respectively, and 572 and 559 shares outstanding at September 30, 2023 and December 31, 2022, respectively	6	6
Treasury stock, at cost; 76 and 75 shares at September 30, 2023 and December 31, 2022, respectively	(6,278)	(6,225)
Additional paid-in capital	15,837	14,313
Retained earnings	16,225	14,943
Accumulated other comprehensive loss	(331)	(331)
Total Intercontinental Exchange, Inc. stockholders’ equity	25,459	22,706
Non-controlling interest in consolidated subsidiaries	53	55
Total equity	25,512	22,761
Total liabilities and equity	$137,022	$194,338

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Exchanges	$4,754	$4,824	$1,540	$1,577
Fixed income and data services	1,668	1,555	559	534
Mortgage technology	815	880	330	276
Total revenues	7,237	7,259	2,429	2,387
Transaction-based expenses:
Section 31 fees	231	332	56	158
Cash liquidity payments, routing and clearing	1,219	1,403	370	418
Total revenues, less transaction-based expenses	5,787	5,524	2,003	1,811
Operating expenses:
Compensation and benefits	1,103	1,058	400	344
Professional services	88	101	31	32
Acquisition-related transaction and integration costs	201	81	155	19
Technology and communication	529	513	184	169
Rent and occupancy	65	63	20	22
Selling, general and administrative	196	166	59	54
Depreciation and amortization	836	768	309	258
Total operating expenses	3,018	2,750	1,158	898
Operating income	2,769	2,774	845	913
Other income/(expense):
Interest income	287	42	94	33
Interest expense	(557)	(440)	(206)	(176)
Other expense, net	(121)	(1,132)	(51)	(1,097)
Total other income/(expense), net	(391)	(1,530)	(163)	(1,240)
Income/(loss) before income tax expense	2,378	1,244	682	(327)
Income tax expense/(benefit)	330	186	123	(152)
Net income/(loss)	$2,048	$1,058	$559	$(175)
Net income attributable to non-controlling interest	(53)	(37)	(18)	(16)
Net income/(loss) attributable to Intercontinental Exchange, Inc.	$1,995	$1,021	$541	$(191)
Earnings/(loss) per share attributable to Intercontinental Exchange, Inc. common stockholders:
Basic	$3.56	$1.83	$0.96	$(0.34)
Diluted	$3.55	$1.82	$0.96	$(0.34)
Weighted average common shares outstanding:
Basic	561	559	563	558
Diluted	562	561	565	560

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Net income/(loss)	$2,048	$1,058	$559	$(175)
Other comprehensive income/(loss):
Foreign currency translation adjustments	—	(207)	(47)	(98)
Other comprehensive loss	—	(207)	(47)	(98)
Comprehensive income/(loss)	$2,048	$851	$512	$(273)
Comprehensive income attributable to non-controlling interest	(53)	(37)	(18)	(16)
Comprehensive income/(loss) attributable to Intercontinental Exchange, Inc.	$1,995	$814	$494	$(289)
See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Value	Shares	Value
Balance, as of December 31, 2022	634	$6	(75)	$(6,225)	$14,313	$14,943	$(331)	$55	$22,761
Stock consideration issued for acquisition	11				1,256				1,256
Exercise of common stock options	—	—	—	—	27	—	—	—	27
Payments relating to treasury shares	—	—	(1)	(53)	—	—	—	—	(53)
Stock-based compensation	—	—	—	—	198	—	—	—	198
Issuance under the employee stock purchase plan	1	—	—	—	43	—	—	—	43
Contribution from equity partners	—	—	—	—	—	—	—	9	9
Issuance of restricted stock	2	—	—	—	—	—	—	—	—
Distributions of profits	—	—	—	—	—	—	—	(64)	(64)
Dividends paid to stockholders	—	—	—	—	—	(713)	—	—	(713)
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	(53)	—	53	—
Net income	—	—	—	—	—	2,048	—	—	2,048
Balance, as of September 30, 2023	648	$6	(76)	$(6,278)	$15,837	$16,225	$(331)	$53	$25,512

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Value	Shares	Value
Balance, as of June 30, 2023	636	$6	(76)	$(6,276)	$14,449	$15,925	$(284)	$69	$23,889
Other comprehensive loss	—	—	—	—	—	—	(47)	—	(47)
Stock consideration issued for acquisition	11				1,256				1,256
Exercise of common stock options	—	—	—	—	3	—	—	—	3
Payments relating to treasury shares	—	—	—	(2)	—	—	—	—	(2)
Stock-based compensation	—	—	—	—	104	—	—	—	104
Issuance under the employee stock purchase plan	1	—	—	—	25	—	—	—	25
Distributions of profits	—	—	—	—	—	—	—	(34)	(34)
Dividends paid to stockholders	—	—	—	—	—	(241)	—	—	(241)
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	(18)	—	18	—
Net income	—	—	—	—	—	559	—	—	559
Balance, as of September 30, 2023	648	$6	(76)	$(6,278)	$15,837	$16,225	$(331)	$53	$25,512

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

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income	$2,048	$1,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	836	768
Stock-based compensation	164	116
Deferred taxes	(247)	(515)
Loss/(gain) on sale of investments	8	(41)
Net losses from and impairment of unconsolidated investees	91	1,152
Other	54	31
Changes in assets and liabilities:
Customer accounts receivable	(112)	(72)
Other current and non-current assets	(35)	(170)
Section 31 fees payable	(205)	1
Deferred revenue	127	130
Other current and non-current liabilities	(156)	4
Total adjustments	525	1,404
Net cash provided by operating activities	2,573	2,462

Investing activities:
Capital expenditures	(104)	(125)
Capitalized software development costs	(222)	(200)
Purchases of invested margin deposits	(1,360)	(6,935)
Proceeds from sales of invested margin deposits	3,396	4,285
Cash paid for acquisitions, net of cash acquired	(10,247)	(57)
Proceeds from sale of/(purchases of) equity and equity method investments	90	(69)
Proceeds from sale of Euroclear investment	—	741
Purchases of investments	(956)	—
Other	—	(1)
Net cash used in investing activities	(9,403)	(2,361)

Financing activities:
Proceeds from/(repayments of) debt facilities, net	514	5,189
Proceeds from/(redemption of) commercial paper, net	2,257	(1,012)
Repurchases of common stock	—	(632)
Dividends to stockholders	(713)	(640)
Change in cash and cash equivalent margin deposits and guaranty funds	(64,729)	13,503
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(53)	(72)
Other	13	37
Net cash (used in)/provided by financing activities	(62,711)	16,373
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	(7)	(41)
Net (decrease)/increase in cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	(69,548)	16,433
Cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at beginning of period	150,343	147,976
Cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at end of period	$80,795	$164,409

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Supplemental cash flow disclosure:
Cash paid for income taxes	$658	$710
Cash paid for interest	$524	$368

Reconciliation of the components of cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds to the balance sheet:	As of September 30, 2023	As of September 30, 2022
Cash and cash equivalents	$837	$1,183
Short-term restricted cash and cash equivalents	471	6,032
Long-term restricted cash and cash equivalents	190	405
Cash and cash equivalent margin deposits and guaranty funds	79,297	156,789
Total	$80,795	$164,409

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
•Mortgage Technology: We provide a technology platform that offers customers comprehensive, digital workflow tools that aim to address inefficiencies and mitigate risks that exist in the U.S. residential mortgage market life cycle from application through closing, servicing and the secondary market.
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
Preparing financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the amounts that are reported in our consolidated financial statements and accompanying disclosures. Actual amounts could differ from those estimates. The results of operations for the nine and three months ended September 30, 2023 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
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
We have considered the impacts of macroeconomic conditions during the quarter, including interest rates, the inflationary environment, geopolitical events and military conflicts, including repercussions from the conflicts in Ukraine, Israel and Gaza and the impacts that any of the foregoing may have on the global economy and on our business. As of September 30, 2023, our businesses and operations, including our exchanges, clearing houses, listings venues, data services businesses and mortgage platforms, have not suffered a material negative impact as a result of these events. There continues to be uncertainty surrounding the current macroeconomic environment and the impact that it may have on the global economy and on our business.
Recently Adopted Accounting Pronouncements
During the nine months ended September 30, 2023, there were no significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022, or the 2022 Form 10-K.

3.     Acquisitions and Divestitures
Black Knight, Inc.
On September 5, 2023 we acquired Black Knight, Inc., or Black Knight, a software, data and analytics company that serves the housing finance continuum, including real estate data, mortgage lending and servicing, as well as the secondary markets. Pursuant to the Agreement and Plan of Merger, dated as of May 4, 2022, among ICE, Sand Merger Sub Corporation, a wholly owned subsidiary of ICE, or Sub, and Black Knight, which we refer to as the "merger agreement," Sub merged with and into Black Knight, which we refer to as the "merger," with Black Knight surviving as a wholly-owned subsidiary of ICE.
The aggregate transaction consideration was approximately $11.8 billion, or $76 per share of Black Knight common stock, with cash comprising 90% of the value of the aggregate transaction consideration and shares of our common stock comprising 10% of the value of the aggregate transaction consideration. The aggregate cash component of the transaction consideration was $10.5 billion, and the value of the aggregate stock component of the transaction consideration was based on the market price of our common stock and the average of the volume weighted averages of the trading prices of our common stock on each of the ten consecutive trading days ending three trading days prior to the closing of the merger. We expect that this transaction will build on our position as a provider of end-to-end electronic workflow solutions for the rapidly evolving U.S. residential mortgage industry. We believe the Black Knight ecosystem adds value for clients of all sizes across the mortgage and real estate lifecycles by helping organizations lower costs, increase efficiencies, grow their businesses, and reduce risk.
On September 14, 2023, or the Divestiture Date, in connection with the merger agreement, we sold Black Knight's Optimal Blue and Empower loan origination system, or LOS, businesses, or the Divestitures, to subsidiaries of Constellation Software, Inc. The cash proceeds from the Divestitures were $241 million. The structure of the Optimal Blue transaction also included a promissory note with a face value of $500 million, or the Promissory Note, issued by the purchaser to Black Knight, as a subsidiary of ICE, at the closing of the transaction. The Promissory Note has a 40-year term with a maturity date of September 5, 2063, and a coupon interest rate of 7.0% per year. As discussed in more detail below, the Promissory Note was valued at $235 million on the Divestiture Date. In accordance with Accounting Standards Codification, or ASC, 805, Business Combinations, or ASC 805, as well as ASC 360, Impairment and Disposal of Long-Lived Assets, we are required to measure an acquired long-lived asset or disposal group that is classified as held for sale at the acquisition date at fair value less cost to sell. Accordingly, there was no gain or loss recognized on the Divestitures.
For the period between the acquisition date of September 5, 2023 through the Divestiture Date, the discontinued operations of Empower and Optimal Blue were immaterial and have been included in acquisition-related transaction and integration costs in our consolidated statements of income for the nine and three months ending September 30, 2023.
Pursuant to the Agreement Containing Consent Orders entered into between the Federal Trade Commission, or the FTC, and ICE and Black Knight, all rights, title and interest in the promissory note were transferred to a trustee appointed by the FTC for the purpose of selling the promissory note within six months of the Divestiture Date. Proceeds of the promissory note sale, net of trustee expenses, will be paid to ICE and Black Knight once the sale is final and approved by the FTC. We have elected the fair value option for the right to receive the net proceeds of the sale of the Promissory Note, which was $235 million based on Level 3 inputs on the Divestiture Date (Note 14).
The estimated fair value of the consideration transferred for Black Knight was approximately $11.3 billion as of the acquisition date, which consisted of the following (in millions):

Transaction Consideration
Cash	$10,542
ICE common stock	1,256
Converted unvested Black Knight awards	22
Total preliminary purchase price	$11,820
Less: Divestitures	(476)
Total net preliminary purchase price	$11,344
The purchase price has been allocated to the net tangible and identifiable intangible assets and liabilities based on the preliminary respective estimated fair values on the date of acquisition. The excess of purchase price over the net tangible and identifiable intangible assets has been recorded as goodwill. Goodwill represents potential revenue synergies related to new product development, various expense synergies and opportunities to enter new markets, and is assigned to our mortgage technology reporting unit. The preliminary purchase price allocation is as follows (in millions):

Preliminary Purchase Price
Cash and cash equivalents	$58
Property and equipment	147
Goodwill	9,349
Identifiable intangibles	4,991
Debt acquired	(2,389)
Other assets and liabilities, net	154
Deferred tax liabilities on identifiable intangibles	(1,276)
Other deferred tax assets	310
Preliminary purchase price	$11,344
In performing the preliminary purchase price allocation, we considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of the Black Knight business. We have not yet obtained all of the information related to the fair value of the acquired assets and liabilities.
The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of the identifiable intangible assets, income taxes, and certain other tangible assets and liabilities. The allocation of the purchase price will be finalized upon the completion of the analysis of the acquired assets and liabilities within one year of the date of acquisition.
The following table sets forth the components of the preliminary intangible assets associated with the acquisition as of September 30, 2023 (in millions, except years):

	Acquisition-Date Preliminary Fair Value	Accumulated Amortization	Net Book Value	Useful Life (Years)
Developed Technology	$1,129	$(9)	$1,120	2 to 10
Trademarks/Tradenames	159	(1)	158	5 to 20
Customer Relationships	3,077	(19)	3,058	1 to 15
Data and Databases	579	(5)	574	10
In-process Research & Development	47	—	47	N/A
Total	$4,991	$(34)	$4,957
From the acquisition date through September 30, 2023, Black Knight revenues of $87 million, which were included in our mortgage technology revenues and operating expenses of $139 million were recorded in our consolidated income statement for the nine and three months ended September 30, 2023.
We are currently reviewing the impact of this acquisition under ASC 805. Any additional disclosures would not be practical for the nine and three months ending September 30, 2023 due to the size and timing of the acquisition. Such disclosures, if any, will be included in our Annual Report on Form 10-K for the fiscal year ending December 31, 2023.
See Note 13 where additional details of this transaction are discussed.

4. Investments
Dun & Bradstreet
In connection with our acquisition of Black Knight, we acquired an investment in Dun & Bradstreet Holdings, Inc., or D&B, a global provider of business decisioning data and analytics, which we classify as an equity investment. During the three months ended September 30, 2023, we sold 51% of our investment for $97 million and recorded a loss on the sale of $1 million. As of September 30, 2023, we maintain an investment of approximately 2% ownership in D&B, which we record at fair value with gains and losses recognized in net income using Level 2 inputs (Note 14). During the three months ended September 30, 2023, we recorded a fair value loss of $7 million, which is included as other expense.
Euroclear
We previously owned a 9.8% stake in Euroclear, plc, or Euroclear, that we originally purchased for $631 million. We participated on the Euroclear Board of Directors, and we classified our investment in Euroclear as an equity investment.
On May 20, 2022, we completed the sale of our 9.8% stake in Euroclear. The carrying value of our investment was $700 million at the time of the sale and was classified within other current assets on our balance sheet. We recorded a net gain on the sale of $41 million, which was included in other income, during the nine months ended September 30, 2022.
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
We recognized $91 million and $1.1 billion as our share of estimated losses, net, from our equity method investments during the nine months ended September 30, 2023 and 2022, respectively, and $26 million and $1.1 billion as our share of losses, net, from our equity method investments during the three months ended September 30, 2023 and 2022, respectively. The estimated losses during both the nine and three months ended September 30, 2023 and 2022 are primarily related to our investment in Bakkt, partially offset by our share of OCC profits. Both periods include adjustments to reflect the difference between reported prior period actual results from our original estimates.
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
Bakkt
As of September 30, 2023, we held an approximate 64% economic interest in Bakkt. As a result of limitations on ICE from the Bakkt voting agreement entered into in connection with Bakkt's merger with VIH, we hold a minority voting interest in Bakkt and treat it as an equity method investment. During the three months ended September 30, 2022, Bakkt reported an impairment of goodwill and intangible assets of approximately $1.5 billion, of which $1.0 billion was included in our share of estimated losses. We also recorded an impairment of $40 million in our investment in Bakkt to its fair value as of September 30, 2022 as other expense. This was based on what we considered to be an other than temporary decline in fair value as a result of the factors noted above, including consideration for the impairment charge recorded by Bakkt.

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

The following table depicts the disaggregation of our revenue according to business line and segment (in millions). Amounts here have been aggregated as they follow consistent revenue recognition patterns, and are consistent with the segment information in Note 15:

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Nine Months Ended September 30, 2023:
Total revenues	$4,754	$1,668	$815	$7,237
Transaction-based expenses	1,450	—	—	1,450
Total revenues, less transaction-based expenses	$3,304	$1,668	$815	$5,787

Timing of Revenue Recognition
Services transferred at a point in time	$1,902	$343	$240	$2,485
Services transferred over time	1,402	1,325	575	3,302
Total revenues, less transaction-based expenses	$3,304	$1,668	$815	$5,787

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Three Months Ended September 30, 2023:
Total revenues	$1,540	$559	$330	$2,429
Transaction-based expenses	426	—	—	426
Total revenues, less transaction-based expenses	$1,114	$559	$330	$2,003

Timing of Revenue Recognition
Services transferred at a point in time	$639	$114	$92	$845
Services transferred over time	475	445	238	1,158
Total revenues, less transaction-based expenses	$1,114	$559	$330	$2,003

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Nine Months Ended September 30, 2022:
Total revenues	$4,824	$1,555	$880	$7,259
Transaction-based expenses	1,735	—	—	1,735
Total revenues, less transaction-based expenses	$3,089	$1,555	$880	$5,524

Timing of Revenue Recognition
Services transferred at a point in time	$1,760	$263	$374	$2,397
Services transferred over time	1,329	1,292	506	3,127
Total revenues, less transaction-based expenses	$3,089	$1,555	$880	$5,524

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Three Months Ended September 30, 2022:
Total revenues	$1,577	$534	$276	$2,387
Transaction-based expenses	576	$—	$—	576
Total revenues, less transaction-based expenses	$1,001	$534	$276	$1,811

Timing of Revenue Recognition
Services transferred at a point in time	$563	$104	$104	$771
Services transferred over time	438	430	172	1,040
Total revenues, less transaction-based expenses	$1,001	$534	$276	$1,811

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
The Exchanges segment revenues transferred over time in the table above include services related to listings, services related to risk management of open interest performance obligations and services related to regulatory fees, trading permits, and software licenses.
The Fixed Income and Data Services segment revenues transferred over time in the table above include services related to risk management of open interest performance obligations, primarily in our CDS business.
The Mortgage Technology segment revenues transferred over time in the table above primarily relate to our origination technology revenue where performance obligations consist of a series of distinct services and are recognized over the contract terms as subscription performance obligations are satisfied, and to a lesser extent, professional services revenues and revenues from certain of our data and analytics and servicing software offerings.

The components of services transferred over time for each of our segments are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Exchanges Segment:
Data services revenues	$699	$651	$236	$219
Services transferred over time related to risk management of open interest performance obligations	229	201	78	62
Services transferred over time related to listings	376	388	124	128
Services transferred over time related to regulatory fees, trading permits, and software licenses	98	89	37	29
Total	$1,402	$1,329	$475	$438

Fixed Income Data Services Segment:
Data services revenues	$1,300	$1,263	$436	$420
Services transferred over time related to risk management of open interest performance obligations in our CDS business	25	29	9	10
Total	$1,325	$1,292	$445	$430

Mortgage Technology Segment:
Recurring revenues	$564	$479	$235	$163
Other	11	27	3	9
Total	$575	$506	$238	$172

Total consolidated revenues transferred over time	$3,302	$3,127	$1,158	$1,040

6. Goodwill and Other Intangible Assets
The following is a summary of the activity in our goodwill balance for the nine months ended September 30, 2023 (in millions):

Goodwill balance at December 31, 2022	$21,111
Acquisition	9,349
Foreign currency translation	2
Other activity, net	1
Goodwill balance at September 30, 2023	$30,463
The following is a summary of the activity in our other intangible assets balance for the nine months ended September 30, 2023 (in millions):

Other intangible assets balance at December 31, 2022	$13,090
Acquisition	4,996
Foreign currency translation	1
Amortization of other intangible assets	(492)
Other intangible assets balance at September 30, 2023	$17,595

The goodwill and intangible assets related to acquisitions in the tables above are primarily a result of our acquisition of Black Knight in September 2023, as described in Note 3.

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

During the nine months ended September 30, 2023, we considered potential indicators of impairment to goodwill and other intangible assets for each of our reporting units, which included continued global inflation concerns and rising interest rates, including their effect on our forecasts, among other things. As such, we performed this assessment to determine whether it was more-likely-than-not that goodwill and indefinite lived intangibles within each of our reporting units were impaired. Additionally, we evaluated whether the carrying value of the finite lived intangible assets within our reporting units may not be recoverable. After evaluating events, circumstances and factors which could affect the significant inputs used in our evaluation of cash flows and related fair value, we determined it was not more-likely-than-not that an impairment existed in our goodwill and indefinite lived intangible assets or that the carrying amount of our finite lived intangible assets was not recoverable. We plan to perform our annual impairment testing in the fourth quarter.

7. Deferred Revenue
Our contract liabilities, or deferred revenue, represent consideration received that is yet to be recognized as revenue. Total deferred revenue was $449 million as of September 30, 2023, including $334 million in current deferred revenue and $115 million in other non-current liabilities. The changes in our deferred revenue during the nine months ended September 30, 2023 are as follows (in millions):

	Listings Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at January 1, 2023	$115	$88	$51	$254
Additions (1)	485	311	144	940
Amortization	(376)	(281)	(88)	(745)
Deferred revenue balance at September 30, 2023	$224	$118	$107	$449
(1) Additions in our Mortgage Technology segment in the table above include $68 million of deferred revenue acquired on the date of the Black Knight acquisition (Note 3) and $28 million of Black Knight related deferred revenue added in the period after the date of acquisition through September 30, 2023.
The changes in our deferred revenue during the nine months ended September 30, 2022 are as follows (in millions):

	Listings Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at January 1, 2022	$112	$93	$79	$284
Additions	505	330	62	897
Amortization	(388)	(301)	(82)	(771)
Deferred revenue balance at September 30, 2022	$229	$122	$59	$410
Included in the amortization recognized during the nine months ended September 30, 2023 is $127 million related to the deferred revenue balance as of January 1, 2023. Included in the amortization recognized for the nine months ended September 30, 2022 is $144 million related to the deferred revenue balance as of January 1, 2022. As of September 30, 2023, the remaining deferred revenue balance will be recognized over the period of time we satisfy our performance obligations as described in Note 5.

8. Debt
Our total debt, including short-term and long-term debt, consisted of the following (in millions):

	As of September 30, 2023	As of December 31, 2022
Debt:
Short-term debt:
Commercial Paper	$2,257	$—
Other short-term debt	$—	$4
Total short-term debt	2,257	4
Long-term debt:
2025 Term Loan due August 31, 2025	2,000	—
2025 Senior Notes (3.65% senior unsecured notes due May 23, 2025)	1,245	1,243
2025 Senior Notes (3.75% senior unsecured notes due December 1, 2025)	1,248	1,247
2027 Senior Notes (4.00% senior unsecured notes due September 15, 2027)	1,488	1,487
2027 Senior Notes (3.10% senior unsecured notes due September 15, 2027)	498	498
2028 Senior Notes (3.625% senior unsecured notes due September 1, 2028)	909	—
2028 Senior Notes (3.75% senior unsecured notes due September 21, 2028)	595	594
2029 Senior Notes (4.35% senior unsecured notes due June 15, 2029)	1,241	1,240
2030 Senior Notes (2.10% senior unsecured notes due June 15, 2030)	1,237	1,235
2032 Senior Notes (1.85% senior unsecured notes due September 15, 2032)	1,486	1,485
2033 Senior Notes (4.60% senior unsecured notes due March 15, 2033)	1,489	1,488
2040 Senior Notes (2.65% senior unsecured notes due September 15, 2040)	1,232	1,231
2048 Senior Notes (4.25% senior unsecured notes due September 21, 2048)	1,232	1,231
2050 Senior Notes (3.00% senior unsecured notes due June 15, 2050)	1,222	1,221
2052 Senior Notes (4.95% senior unsecured notes due June 15, 2052)	1,465	1,464
2060 Senior Notes (3.00% senior unsecured notes due September 15, 2060)	1,472	1,471
2062 Senior Notes (5.20% senior unsecured notes due June 15, 2062)	983	983
Total long-term debt	21,042	18,118
Total debt	$23,299	$18,122

Our senior notes of $19.0 billion have a weighted average maturity of 15 years and a weighted average cost of 3.6% per annum.
Black Knight Senior Notes
As of September 30, 2023, Black Knight's $1.0 billion principal amount of its 3.625% senior notes due 2028 were outstanding. The notes became part of ICE's consolidated long-term debt on the acquisition date of September 5, 2023.
Credit Facilities
We have a $3.9 billion senior unsecured revolving credit facility, or the Credit Facility, with a maturity date of May 25, 2027, with future capacity to increase our borrowings under the Credit Facility by an additional $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. No amounts were outstanding under the Credit Facility as of September 30, 2023.
As of September 30, 2023, of the $3.9 billion that was available for borrowing under the Credit Facility, $2.3 billion is required to back-stop the amount outstanding under our U.S. dollar commercial paper program, or the Commercial Paper Program, and $171 million is required to support certain broker-dealer and other subsidiary commitments. The amount required to backstop the amounts outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $1.4 billion was available for working capital and general corporate purposes including, but not limited to, acting as a backstop to future amounts outstanding under the Commercial Paper Program.
We have a $2.4 billion two-year senior unsecured delayed draw term loan facility, or the Term Loan, with a maturity date of August 31, 2025. We borrowed the Term Loan in full on August 31, 2023 in connection with the Black Knight acquisition, and on September 29, 2023, we repaid $400 million, reducing the principal outstanding balance at September 30, 2023, to $2.0 billion. Draws under the Term Loan bear interest on the principal amount outstanding at the Term Secured Overnight

Financing Rate, or Term SOFR, plus an applicable margin, currently 0.775%, plus a credit spread adjustment of 10 basis points. We have the option to prepay outstanding amounts under the Term Loan in whole or in part at any time.
Our India subsidiaries maintain $14 million of credit lines for their general corporate purposes. As of September 30, 2023, there were no amounts outstanding under these credit lines.
Commercial Paper Program
Our Commercial Paper Program is currently backed by the borrowing capacity available under the Credit Facility, as described above. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense. During the three months ended September 30, 2023, we had net issuances of $2.3 billion under the Commercial Paper Program that were primarily used to fund a portion of the purchase price for the Black Knight acquisition.
Commercial paper notes of $2.3 billion with original maturities ranging from three to 45 days were outstanding as of September 30, 2023, with a weighted average interest rate of 5.62% per annum, and a weighted average remaining maturity of 20 days.

9. Share-Based Compensation
We currently sponsor stock option plans, restricted stock plans and our Employee Stock Purchase Plan to our employees and directors. Stock options and restricted stock are granted at the discretion of the Compensation Committee of our Board of Directors, or Board, based on the estimated fair value on the date of grant. The fair value of the stock options and restricted stock on the date of grant is recognized as expense over the vesting period, net of forfeitures. The non-cash compensation expenses recognized in our consolidated statements of income for stock options, restricted stock and under our employee stock purchase plan, net of amounts classified as capitalized software, were $164 million and $116 million for the nine months ended September 30, 2023 and 2022, respectively, and $79 million and $39 million during the three months ended September 30, 2023 and 2022, respectively, including the expense related to the converted Black Knight restricted stock awards, discussed below.
Stock Option Plans
We use the Black-Scholes option pricing model to value our stock option awards. During the nine months ended September 30, 2023 and 2022, we used the assumptions in the table below to compute the value:

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
In February 2023, we reserved a maximum of 0.9 million restricted shares for potential issuance as performance-based restricted shares to certain of our employees. The number of shares ultimately granted under this award will be based on our actual financial performance as compared to financial performance targets set by our Board and the Compensation Committee for the year ending December 31, 2023, and will also be subject to a market condition reduction based on how our 2023 total stockholder return, or TSR, compares to that of the S&P 500 Index. The maximum compensation expense to be recognized under these performance-based restricted shares is $92 million if the maximum financial performance target is met and all 0.9 million shares vest. The compensation expense to be recognized under these performance-based restricted shares will be $46 million if the target financial performance is met, which would result in 0.4 million shares vesting. For these awards with performance conditions, we recognize expense on an accelerated basis over the three-year vesting period based on our quarterly assessment of the probable 2023 actual financial performance as compared to the 2023 financial performance targets. As of September 30, 2023, our best estimate is that the financial performance level will be above target for 2023. Based on this assessment, we recorded non-cash compensation expense of $26 million and $12 million for the nine and three months ended September 30, 2023, respectively, related to these awards and the remaining $40 million in non-cash compensation expense will be recorded on an accelerated basis over the remaining vesting period, including $10 million which will be recorded over the remainder of 2023.
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
In October 2023, we granted performance-based restricted awards to certain of our employees. We reserved shares for potential issuance of these awards with vesting terms over five years.
Black Knight Restricted Stock Awards
In connection with our Black Knight acquisition in September 2023, certain restricted stock awards held by Black Knight employees were converted to ICE restricted stock awards. The replacement awards contain the same terms and conditions as were applicable to the awards immediately prior to the merger. These awards will be fully vested by 2026. Our stock compensation expense for the three months ended September 30, 2023 related to these awards was $5 million. In connection with the Divestitures, $28 million of replacement restricted stock awards accelerated for the period between the acquisition date of September 5, 2023, through the Divestiture Date (Note 3).

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
We did not have any share repurchases during the nine months or three months ended September 30, 2023. During the nine months ended September 30, 2022, we repurchased a total of 5.0 million shares of our outstanding common stock at a cost of $632 million, consisting of 4.6 million shares at a cost of $582 million under our Rule 10b5-1 trading plan and 0.4 million shares at a cost of $50 million on the open market during an open trading period. We did not have any stock repurchases during the three months ended September 30, 2022. As of September 30, 2023, the remaining balance of Board approved funds for future repurchases was $2.5 billion. In connection with our acquisition of Black Knight, on May 4, 2022 we terminated our Rule 10b5-1 trading plan and suspended share repurchases.
Dividends
During the nine months ended September 30, 2023 and 2022, we declared and paid cash dividends per share of $1.26 and $1.14, respectively, for an aggregate payout of $713 million and $640 million, respectively. During the three months ended September 30, 2023 and 2022, we declared dividends per share of $0.42 and $0.38, respectively for an aggregate payout of $241 million and $213 million, respectively. The declaration of dividends is subject to the discretion of our Board. Our Board has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be determined quarterly by the Board or the Audit Committee, taking into account such factors as our evolving business model, prevailing business conditions, our financial results and capital requirements and other considerations which our Board deems relevant, without a predetermined annual net income payout ratio.
Accumulated Other Comprehensive Income/(Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income/ (loss) (in millions):

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2022	$(278)	$2	$(55)	$(331)
Other comprehensive income	—	—	—	—
Income tax benefit/(expense)	—	—	—	—
Net current period other comprehensive income	—	—	—	—
Balance, as of September 30, 2023	$(278)	$2	$(55)	$(331)

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of June 30, 2023	$(231)	$2	$(55)	$(284)
Other comprehensive loss	(47)	—	—	(47)
Income tax benefit/(expense)	—	—	—	—
Net current period other comprehensive loss	(47)	—	—	(47)
Balance, as of September 30, 2023	$(278)	$2	$(55)	$(331)

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2021	$(150)	$2	$(48)	$(196)
Other comprehensive loss	(208)	—	—	(208)
Income tax benefit/(expense)	1	—	—	1
Net current period other comprehensive loss	(207)	—	—	(207)
Balance, as of September 30, 2022	$(357)	$2	$(48)	$(403)

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of June 30, 2022	$(259)	$2	$(48)	$(305)
Other comprehensive loss	(98)	—	—	(98)
Income tax benefit/(expense)	—	—	—	—
Net current period other comprehensive loss	(98)	—	—	(98)
Balance, as of September 30, 2022	$(357)	$2	$(48)	$(403)

11. Income Taxes
Our effective tax rate was 14% and 15% during the nine months ended September 30, 2023 and 2022, respectively, and 18% and 47% during the three months ended September 30, 2023 and 2022, respectively. The effective tax rates for the nine and three months ended September 30, 2023 were lower than the effective tax rates for the comparable periods in 2022 primarily due to the deferred income tax benefits from the impairment to our equity method investment in Bakkt during the three months ended September 30, 2022, and the current year tax benefits resulting from the following items: favorable audit settlements for historical years, favorable state apportionment changes and the application of the high-tax exception to Global Intangible Low-Taxed Income. These current year tax benefits were partially offset by the impact of the U.K. corporate income tax increase from 19% to 25% effective April 1, 2023 and the tax impact of certain non-deductible Black Knight acquisition costs.
In conjunction with the increase in the U.K. corporate income tax rate, we intend to elect the high-tax exception to Global Intangible Low-Taxed Income in 2023. During the three months ended September 30, 2023, our tax provision includes the impacts of this election. Our unrecognized tax benefit as of September 30, 2023 was $267 million, a $20 million net increase from the $247 million as of December 31, 2022. The net increase includes a $40 million reduction as a result of audit settlements, a $24 million increase related to our acquisition of Black Knight, a $22 million increase related to current year positions, a $33 million increase related to prior year positions, and a $19 million reduction related to prior year positions.
In July 2023, the U.K. Finance Act 2023, or the Act, was enacted and is effective as of January 1, 2024. The Act included provisions to implement certain portions of the Organisation for Economic Cooperation and Development Global Anti-Base Erosion Pillar Two global minimum tax rules. The Act did not have a material impact on our financial statements as of September 30, 2023.
In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. The IRA introduced a 15% corporation minimum tax, or CAMT, on adjusted financial statement income for corporations with profits in excess of $1 billion, effective for tax years after December 31, 2022. Based on the current guidance provided by the Internal Revenue Service and Treasury, the implementation of the CAMT does not have a material impact to our financial statements as of September 30, 2023.
The IRA also includes a share buyback excise tax of 1% on share repurchases, which will apply to net share repurchases after December 31, 2022. During the nine months ended September 30, 2023, we did not repurchase any shares, therefore, we were not subject to any excise tax. The newly imposed excise tax on share repurchases is not considered an income tax. Any excise tax, as a result of future share repurchases, will be considered part of the cost of the shares repurchased and reflected in the equity section of our consolidated financial statements.

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
Our clearing houses are responsible for providing clearing services to each of our futures exchanges, and in some cases to third-party execution venues, and are as follows, referred to herein collectively as "the ICE Clearing Houses":

Clearing House	Products Cleared	Exchange where Executed	Location
ICE Clear Europe	Energy, agricultural, interest rates and equity index futures and options contracts and OTC European CDS instruments	ICE Futures Europe, ICE Futures U.S., ICE Endex, ICE Futures Abu Dhabi and third-party venues	U.K.
ICE Clear U.S.	Agricultural, metals, foreign exchange, or FX, interest rate and equity index futures and/or options contracts	ICE Futures U.S.	U.S.
ICE Clear Credit	OTC North American, European, Asian-Pacific and Emerging Market CDS instruments	Creditex and third-party venues	U.S.
ICE Clear Netherlands	Derivatives on equities and equity indices traded on regulated markets	ICE Endex	The Netherlands
ICE Clear Singapore	Energy, metals and financial futures products	ICE Futures Singapore	Singapore
ICE NGX	Physical North American natural gas and electricity	ICE NGX	Canada
In 2022, we announced our decision to cease our CDS clearing service at ICE Clear Europe, our clearing house in the U.K., and thereafter our sole CDS clearing offering will be at our ICE Clear Credit clearing house in the U.S. All cleared CDS positions at ICE Clear Europe were successfully transferred as of October 2023. All CDS products have been delisted at ICE Clear Europe and the final regulatory steps for de-registration should be completed in November 2023.
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
As of September 30, 2023 and December 31, 2022, the ICE Clearing Houses had received or had been pledged $178.4 billion and $273.3 billion, respectively, in cash and non-cash collateral in original margin and guaranty fund deposits to cover price movements of underlying contracts for both periods.
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
In addition, we have contributed our own capital that could be used if a defaulting Member’s original margin and guaranty fund deposits are insufficient. Such amounts are recorded as long-term restricted cash and cash equivalents or long-term restricted investments in our balance sheets and are as follows (in millions):

	ICE Portion of Guaranty Fund Contribution		Default insurance
Clearing House	As of September 30, 2023	As of December 31, 2022	As of September 30, 2023	As of December 31, 2022
ICE Clear Europe	$247	$247	$100	$100
ICE Clear U.S.*	75	90	25	25
ICE Clear Credit	50	50	75	75
ICE Clear Netherlands	2	2	N/A	N/A
ICE Clear Singapore	1	1	N/A	N/A
ICE NGX	15	15	200	200
Total	$390	$405	$400	$400
*The decrease in the ICE portion of the guaranty fund contribution during the three months ended September 30, 2023 was driven by the termination of our agreement with Bakkt to clear Bitcoin, and the related requirement for us to maintain a $15 million guaranty fund contribution.
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
As of September 30, 2023, ICE NGX maintained a guaranty fund of $215 million, comprised of $15 million in cash and a $200 million letter of credit backed by a default insurance policy of the same amount, discussed below.
Below is a depiction of our Default Waterfall which summarizes the lines of defense and layers of protection we maintain for our mutualized clearing houses.

ICE Clearing House Default Waterfall
Cash and Invested Margin Deposits
We have recorded cash and invested margin and guaranty fund deposits and amounts due in our balance sheets as current assets with corresponding current liabilities to the Members. As of September 30, 2023, our cash and invested margin deposits were as follows (in millions):

	ICE Clear Europe (1)	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$41,441	$27,317	$4,050	$—	$5	$72,813
Unsettled variation margin, net	—	—	—	785	—	785
Guaranty fund	3,785	2,661	613	—	5	7,064
Delivery contracts receivable/payable, net	—	—	—	534	—	534
Total	$45,226	$29,978	$4,663	$1,319	$10	$81,196
As of December 31, 2022, our cash and invested margin deposits were as follows (in millions):

	ICE Clear Europe (2)	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$101,243	$31,277	$4,141	$—	$5	$136,666
Unsettled variation margin, net	—	—	—	749	—	749
Guaranty fund	4,162	3,177	597	—	4	7,940
Delivery contracts receivable/payable, net	—	—	—	2,017	—	2,017
Total	$105,405	$34,454	$4,738	$2,766	$9	$147,372
(1) $43.6 billion and $1.6 billion is related to futures/options and CDS, respectively.
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
To provide a tool to address the liquidity needs of our clearing houses and manage the liquidation of margin and guaranty fund deposits held in the form of cash and high quality sovereign debt, ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. have entered into Committed Repurchase Agreement Facilities, or Committed Repo. Additionally, ICE Clear Credit and ICE Clear Netherlands have entered into Committed FX Facilities to support these liquidity needs. As of September 30, 2023, the following facilities were in place:
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
•ICE Clear Netherlands: €10 million in Committed FX Facilities to finance euro payment obligations.
Details of our deposits are as follows (in millions):

Cash and Cash Equivalent Margin Deposits and Guaranty Funds
Clearing House	Investment Type	As of September 30, 2023	As of December 31, 2022
ICE Clear Europe	National bank account (1)	$5,553	$17,390
ICE Clear Europe	Reverse repo	37,107	65,352
ICE Clear Europe	Sovereign debt	1,963	19,894
ICE Clear Europe	Demand deposits	22	153
ICE Clear Credit	National bank account	21,690	27,145
ICE Clear Credit	Reverse repo	5,075	3,916
ICE Clear Credit	Demand deposits	3,213	3,393
ICE Clear U.S.	Reverse repo	4,515	4,266
ICE Clear U.S.	Sovereign Debt	149	472
Other ICE Clearing Houses	Demand deposits	10	9
Total cash and cash equivalent margin deposits and guaranty funds		$79,297	$141,990

Invested Deposits, Delivery Contracts Receivable and Unsettled Variation Margin
Clearing House	Investment Type	As of September 30, 2023	As of December 31, 2022
ICE NGX	Unsettled variation margin and delivery contracts receivable/payable	1,319	2,766
ICE Clear Europe	Invested deposits - sovereign debt	580	2,616
Total invested deposits, delivery contracts receivable and unsettled variation margin		$1,899	$5,382
(1) As of September 30, 2023, ICE Clear Europe held €92 million ($97 million based on the euro/U.S. dollar exchange rate of 1.0572 as of September 30, 2023) at the European Central Bank, or ECB, £4.5 billion ($5.4 billion based on the pound sterling/U.S. dollar exchange rate of 1.2200 as of September 30, 2023) at the Bank of England, or BOE, and €10 million ($11 million based on the above exchange rate) at the BOE. As of December 31, 2022, ICE Clear Europe held €11.7 billion ($12.5 billion based on the euro/U.S. dollar exchange rate of 1.0704 as of December 31, 2022) at ECB, £4.0 billion ($4.9 billion based on the pound sterling/U.S. dollar exchange rate of 1.2093 as of December 31, 2022) at the BOE and €10 million ($11 million based on the above exchange rate) at the BOE.
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

	As of September 30, 2023
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$45,875	$30,955	$12,224	$—	$89,054
Letters of credit and other	529	—	—	4,046	4,575
ICE NGX cash deposits	—	—	—	1,286	1,286
Total	$46,404	$30,955	$12,224	$5,332	$94,915
Guaranty fund:
Government securities at face value	$962	$1,082	$290	$—	$2,334

	As of December 31, 2022
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$74,964	$26,601	$14,855	$—	$116,420
Letters of credit	—	—	—	5,434	5,434
ICE NGX cash deposits	—	—	—	2,357	2,357
Total	$74,964	$26,601	$14,855	$7,791	$124,211
Guaranty fund:
Government securities at face value	$641	$805	$269	$—	$1,715
The ICE Clearing Houses invest cash margin deposits, including both the guaranty fund and original margin deposits on behalf of clearing members, primarily for purposes of safeguarding customer funds. Interest earned on cash margin investments is provided back to clearing members net of certain costs and administrative fees charged and retained by ICE. The ICE Clearing Houses also charge fees for clearing members pledging non-cash margin in lieu of cash margin, these fees are fully retained by ICE. The net interest income on cash margin and fees charged for non-cash margin retained by the ICE Clearing Houses is recorded in our Exchanges segment as OTC and other revenues and in our Fixed Income and Data Services segment as CDS clearing revenues in our consolidated statement of income. We recognized a combined $280 million and $241 million as our revenues during the nine months ended September 30, 2023 and 2022, respectively, and $89 million and $102 million as our revenues during the three months ended September 30, 2023 and 2022, respectively.
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
As of September 30, 2023, ICE NGX maintains a guaranty fund of $215 million funded by a $200 million letter of credit issued by a major Canadian chartered bank, and backed by default insurance underwritten by Export Development

Canada, or EDC, a Crown corporation operated at arm’s length from the Canadian government, plus $15 million held as restricted cash to fund the first loss amount that ICE NGX is responsible for under the default insurance policy. In the event of a participant default where the Member’s collateral is depleted, the shortfall would be covered by a draw down on the letter of credit following which ICE NGX would file a claim under the default insurance to recover additional losses up to $200 million beyond the $15 million first-loss amount that ICE NGX is responsible for under the default insurance policy.
Clearing House Exposure
The net notional value of unsettled contracts was $2.1 trillion as of September 30, 2023. Each ICE Clearing House bears financial counterparty credit risk and provides a central counterparty guarantee, or performance guarantee, to its Members. To reduce their exposure, the ICE Clearing Houses have a risk management program with both initial and ongoing membership standards. Excluding the effects of original and variation margin, guaranty fund and collateral requirements and default insurance, the ICE Clearing Houses’ maximum estimated exposure for this guarantee is $147.5 billion as of September 30, 2023, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one-day movement in pricing of the underlying unsettled contracts. This value was determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future market price volatility could result in the exposure being significantly different than this amount.

13. Legal Proceedings
In the ordinary course of our business, from time to time we are subject to legal proceedings, lawsuits, government investigations and other claims with respect to a variety of matters. In addition, we are subject to periodic reviews, inspections, examinations and investigations by regulators in the U.S. and other jurisdictions, any of which may result in claims, legal proceedings, assessments, fines, penalties, restrictions on our business or other sanctions. We record estimated expenses and reserves for legal or regulatory matters or other claims when these matters present loss contingencies that are probable and the related amount is reasonably estimable. Any such accruals may be adjusted as circumstances change. Assessments of losses are inherently subjective and involve unpredictable factors. While the outcome of legal and regulatory matters is inherently difficult to predict and/or the range of loss often cannot be reasonably estimable, we do not believe that the liabilities, other than our accrual related to a potential regulatory settlement of $10 million, which may ultimately result from the resolution of the various legal and regulatory matters that arise in the ordinary course of our business, including the PennyMac Arbitration matter described below and those described in Note 16 to the consolidated financial statements in Part II, Item 8 of our 2022 Form 10-K, are likely to have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to these legal and regulatory matters. A range of possible losses related to certain cases cannot be reasonably estimated at this time, except as otherwise disclosed below and in Note 16 to the consolidated financial statements in Part II, Item 8 of our 2022 Form 10-K. Individual matter disclosures in this Form 10-Q are limited to new significant matters or significant updates on existing matters since the 2022 Form 10-K.
Black Knight Transaction Litigation
On March 9, 2023, the Federal Trade Commission, or the FTC, filed an administrative complaint alleging that the proposed transaction between ICE and Black Knight, if consummated, would be an unfair method of competition in violation of Section 5 of the Federal Trade Commission Act, and that it would substantially lessen competition, or tend to create a monopoly, in violation of Section 7 of the Clayton Act. The complaint sought a variety of injunctive relief, including, among other things, a prohibition on the completion of the transaction without the FTC’s consent and, if the transaction is completed, a divestiture or reconstitution of assets in a manner that restores such separate and independent businesses as the parties had operated prior to the completion of the transaction. On April 10, 2023, the FTC filed a complaint in the United States District Court for the Northern District of California for a temporary restraining order and preliminary injunction enjoining the completion of the transaction. On April 21, 2023, the court entered a temporary restraining order, or TRO, enjoining the completion of the transaction until the court ruled on the FTC’s motion for a preliminary injunction. In their answers to the administrative and court complaints, filed on March 20, 2023 and April 25, 2023, respectively, ICE and Black Knight denied the FTC’s substantive allegations; asserted numerous affirmative defenses; described the pro-competitive aspects and significant lender, servicer, investor, vendor and consumer benefits relating to this transaction; and denied that the combination of their respective businesses would violate any laws. Additionally, the answers to the court complaint contained counterclaims by ICE and Black Knight against the FTC seeking declaratory relief that the FTC’s administrative process is unconstitutional and should be enjoined. On July 17, 2023, the district court entered an order granting a joint motion by the parties to continue the evidentiary hearing on the FTC's motion for a preliminary injunction, noting that the parties were discussing a potential resolution of the matter resulting from the announcement of the planned divestiture of the Optimal Blue business (Note 3) and the FTC’s analysis of the implications of the divestiture for this case and the administrative complaint. On July 25, 2023, the FTC granted an unopposed motion filed by FTC counsel to withdraw the administrative complaint from adjudication, and, on August 7, 2023, the parties announced a joint stipulation to dismiss the federal court complaint and dissolve the TRO. ICE and Black Knight entered into an Agreement Containing Consent Orders with the FTC's Bureau of Competition on August 25, 2023, which fully and finally resolved the matter upon completion of the transaction effective as of September 5, 2023.
PennyMac Arbitration
In 2019, Black Knight Servicing Technologies, LLC, or BKST, an indirect, wholly-owned subsidiary of Black Knight, filed a Complaint and Demand for Jury Trial, or the Black Knight Complaint, against PennyMac Loan Services, LLC, or PennyMac, in Florida state court. The Black Knight Complaint includes causes of action for breach of contract and misappropriation of MSP® System trade secrets by PennyMac for it to develop a mortgage servicing system intended to replace the MSP® System. The Black Knight Complaint seeks damages for breach of contract and misappropriation of trade secrets, injunctive relief under the Florida Uniform Trade Secrets Act and a declaratory judgment that BKST owns all intellectual property and software developed by or on behalf of PennyMac as a result of its wrongful use of and access to the MSP® System and related trade secret and confidential information. PennyMac filed a motion to compel arbitration of the action, and the trial court granted the motion in 2020. The trial court’s order compelling arbitration was confirmed on appeal.
Shortly after the filing of the Black Knight Complaint, PennyMac filed an Antitrust Complaint, or the PennyMac Complaint, against Black Knight in the United States District Court for the Central District of California. The PennyMac Complaint includes causes of action for alleged monopolization and attempted monopolization under Section 2 of the Sherman Antitrust Act, violation of California’s Cartwright Act, violation of California’s Unfair Competition Law and common law unfair competition under California law. The PennyMac Complaint seeks equitable remedies, damages and other monetary relief, including treble and punitive damages. Generally, PennyMac alleges that Black Knight relies on various anticompetitive, unfair and discriminatory practices to maintain and to enhance its dominance in the mortgage servicing platform market and in an attempt to monopolize the platform software applications market. Black Knight moved to dismiss the PennyMac Complaint or have the action transferred to Florida based upon a forum selection clause in the agreement with BKST. In 2020, the judge granted Black Knight's motion to transfer the case to Florida and denied as moot the motion to dismiss, and PennyMac filed a notice of dismissal of this action without prejudice and indicated that it intended to bring the claims raised in the dismissed PennyMac Complaint as defenses, third party claims and/or counterclaims in arbitration. Following PennyMac’s submission of this matter in 2020 to the American Arbitration Association, PennyMac filed an amended arbitration demand and Black Knight filed an answering statement. A multi-week arbitration hearing was held on Black Knight’s and PennyMac’s respective claims, and the hearing concluded in June 2023. The arbitrator’s decision is expected to be issued by November 30, 2023.
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
Financial assets and liabilities recorded or disclosed at fair value in the accompanying consolidated balance sheets as of September 30, 2023 and December 31, 2022 were classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement.
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
Excluding our equity investments without a readily determinable fair value, all other financial instruments are determined to approximate carrying value due to the short period of time to their maturities. Our equity investment in D&B (Note 4) is measured at fair value on a recurring basis using Level 2 inputs including the directly observable D&B stock price, adjusted for a lack of marketability factor associated with the investment.
As described in Note 3, we measured the right to receive the net proceeds of the sale of the Promissory Note obtained in connection with the Optimal Blue sale using Level 3 inputs. The valuation technique used was a discounted cash flow model using key unobservable assumptions including an estimated prepayment rate of 2% and a discount rate of 13.9%. There were no material fair value changes from the Divestiture Date to September 30, 2023. Prior to the Divestiture Date, and excluding the Promissory Note, we did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of September 30, 2023 or at December 31, 2022.
We measure certain assets, such as intangible assets and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of December 31, 2022, certain equity method investments were measured at fair value on a non-recurring basis. As of September 30, 2023, none of our intangible assets or equity method investments were required to be recorded at fair value since no impairments were recorded, except for certain assets that had total impairment charges of $17 million which are recorded in other expense and depreciation and amortization in our consolidated statement of income.
We measure certain equity investments at fair value on a non-recurring basis using our policy election under ASU 2016-01. During the nine months ended September 30, 2023, we evaluated these investments and determined that no fair value adjustments were required under our accounting policy election related to these investments.
See Note 12 for the fair value considerations related to our margin deposits, guaranty funds and delivery contracts receivable.
The table below displays the fair value of our debt as of September 30, 2023. The fair values of our fixed rate notes were estimated using quoted market prices for these instruments. The fair value of other short-term debt approximates par value since the interest rates on this short-term debt approximate market rates as of September 30, 2023.

	As of September 30, 2023
	(in millions)
Debt:	Carrying Amount	Fair value
Commercial Paper	$2,257	$2,257
2025 Term Loan due August 31, 2025	2,000	2,000
3.65% Senior Notes due May 23, 2025	1,245	1,208
3.75% Senior Notes due December 1, 2025	1,248	1,202
4.00% Senior Notes due September 15, 2027	1,488	1,420
3.10% Senior Notes due September 15, 2027	498	459
3.625% Senior Notes due September 1, 2028	909	900
3.75% Senior Notes due September 21, 2028	595	556
4.35% Senior Notes due June 15, 2029	1,241	1,176
2.10% Senior Notes due June 15, 2030	1,237	1,000
1.85% Senior Notes due September 15, 2032	1,486	1,098
4.60% Senior Notes due March 15, 2033	1,489	1,376
2.65% Senior Notes due September 15, 2040	1,232	817
4.25% Senior Notes due September 21, 2048	1,232	983
3.00% Senior Notes due June 15, 2050	1,222	772
4.95% Senior Notes due June 15, 2052	1,465	1,302
3.00% Senior Notes due September 15, 2060	1,472	856
5.20% Senior Notes due June 15, 2062	983	876
Total debt	$23,299	$20,258

15. Segment Reporting
Our business is conducted through three reportable business segments:
•Exchanges: We operate regulated marketplaces for the listing, trading and clearing of a broad array of derivatives contracts and financial securities;
•Fixed Income and Data Services: We provide fixed income pricing, reference data, indices, analytics and execution services as well as global CDS clearing and multi-asset class data delivery solutions; and
•Mortgage Technology: We provide a technology platform that offers customers comprehensive, digital workflow tools that aim to address inefficiencies and mitigate risks that exist in the U.S. residential mortgage market life cycle, from application through closing, servicing and the secondary market.
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
During 2023, we reclassified certain revenues within our Mortgage Technology segment that were previously included in other revenues to closing solutions, origination technology and data and analytics revenues. Closing solutions revenues now include membership dues, and origination technology revenues and data and analytics revenues now include its related professional services revenues. As of September 30, 2023, other revenues are no longer separately presented. We believe this is a more accurate reflection of the nature of these revenues. The impact of this change was not material, and the prior year periods have been adjusted for comparability. Additionally, following the acquisition of Black Knight and beginning in the third quarter of 2023, we have added servicing software to our Mortgage Technology segment revenues.

Financial data for our business segments is as follows for the nine and three months ended September 30, 2023 and 2022 (in millions):

	Nine Months Ended September 30, 2023
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$1,084	$—	$—	$1,084
Agricultural and metals futures and options	208	—	—	208
Financial futures and options	344	—	—	344
Cash equities and equity options	1,734	—	—	1,734
OTC and other	309	—	—	309
Data and connectivity services	699	—	—	699
Listings	376	—	—	376
Fixed income execution	—	89	—	89
CDS clearing	—	279	—	279
Fixed income data and analytics	—	832	—	832
Other data and network services	—	468	—	468
Origination technology	—	—	524	524
Closing solutions	—	—	136	136
Servicing software	—	—	69	69
Data and analytics	—	—	86	86
Revenues	4,754	1,668	815	7,237
Transaction-based expenses	1,450	—	—	1,450
Revenues, less transaction-based expenses	3,304	1,668	815	5,787
Operating expenses	944	1,057	1,017	3,018
Operating income/(loss)	$2,360	$611	$(202)	$2,769

	Three Months Ended September 30, 2023
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$384	$—	$—	$384
Agricultural and metals futures and options	61	—	—	61
Financial futures and options	112	—	—	112
Cash equities and equity options	519	—	—	519
OTC and other	104	—	—	104
Data and connectivity services	236	—	—	236
Listings	124	—	—	124
Fixed income execution	—	29	—	29
CDS clearing	—	94	—	94
Fixed income data and analytics	—	279	—	279
Other data and network services	—	157	—	157
Origination technology	—	—	172	172
Closing solutions	—	—	48	48
Servicing software	—	—	69	69
Data and analytics	—	—	41	41
Revenues	1,540	559	330	2,429
Transaction-based expenses	426	—	—	426
Revenues, less transaction-based expenses	1,114	559	330	2,003
Operating expenses	313	358	487	1,158
Operating income/(loss)	$801	$201	$(157)	$845

	Nine Months Ended September 30, 2022
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$884	$—	$—	$884
Agricultural and metals futures and options	179	—	—	179
Financial futures and options	375	—	—	375
Cash equities and equity options	2,021	—	—	2,021
OTC and other	326	—	—	326
Data and connectivity services	651	—	—	651
Listings	388	—	—	388
Fixed income execution	—	66	—	66
CDS clearing	—	226	—	226
Fixed income data and analytics	—	824	—	824
Other data and network services	—	439	—	439
Origination technology	—	—	617	617
Closing solutions	—	—	195	195
Servicing software	—	—	—	—
Data and analytics	—	—	68	68
Revenues	4,824	1,555	880	7,259
Transaction-based expenses	1,735	—	—	1,735
Revenues, less transaction-based expenses	3,089	1,555	880	5,524
Operating expenses	904	1,029	817	2,750
Operating income	$2,185	$526	$63	$2,774

	Three Months Ended September 30, 2022
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$266	$—	$—	$266
Agricultural and metals futures and options	57	—	—	57
Financial futures and options	122	—	—	122
Cash equities and equity options	664	—	—	664
OTC and other	121	—	—	121
Data and connectivity services	219	—	—	219
Listings	128	—	—	128
Fixed income execution	—	26	—	26
CDS clearing	—	88	—	88
Fixed income data and analytics	—	273	—	273
Other data and network services	—	147	—	147
Origination technology	—	—	197	197
Closing solutions	—	—	56	56
Servicing software	—	—	—	—
Data and analytics	—	—	23	23
Revenues	1,577	534	276	2,387
Transaction-based expenses	576	—	—	576
Revenues, less transaction-based expenses	1,001	534	276	1,811
Operating expenses	301	337	260	898
Operating income	$700	$197	$16	$913
Revenue from one member of the Exchanges segment comprised $394 million, or 12%, and $140 million, or 13%, of our Exchange revenues, less transaction-based expenses for the nine and three months ended September 30, 2023, respectively. No customers or clearing members accounted for more than 10% of our Exchange revenues, less transaction-based expenses during the nine and three months ended September 30, 2022. Clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, we believe that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional customers or clearing members accounted for more than 10% of our segment revenues or consolidated revenues during the six months or three months ended September 30, 2023 or 2022.

16. Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the nine and three months ended September 30, 2023 and 2022 (in millions, except per share amounts):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Basic:
Net income/(loss) attributable to Intercontinental Exchange, Inc.	$1,995	$1,021	$541	$(191)
Weighted average common shares outstanding	561	559	563	558
Basic earnings/(loss) per common share	$3.56	$1.83	$0.96	$(0.34)
Diluted:
Weighted average common shares outstanding	561	559	563	558
Effect of dilutive securities - stock options and restricted stock	1	2	2	2
Diluted weighted average common shares outstanding	562	561	565	560
Diluted earnings/(loss) per common share	$3.55	$1.82	$0.96	$(0.34)
Basic earnings/(loss) per common share is calculated using the weighted average common shares outstanding during the period.
Common equivalent shares from stock options and restricted stock awards, calculated using the treasury stock method, are included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. During both the nine months ended September 30, 2023 and 2022, 1 million outstanding stock options and restricted stock awards were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect.

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
Factors that may affect our performance and the accuracy of any forward-looking statements include, but are not limited to, those listed below:
•conditions in global financial markets and domestic and international economic and social conditions, including inflation, risk of recession, political uncertainty and discord, geopolitical events or conflicts (including the conflicts in Ukraine, Israel and Gaza), international trade policies and sanctions laws;
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
•our ability to realize the expected benefits of our acquisitions and our investments, including the acquisition of Black Knight;
•our ability to execute our growth strategy, identify and effectively pursue, implement and integrate acquisitions, including that of Black Knight, and strategic alliances and realize the synergies and benefits of such transactions within the expected time frame;

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
•our ability to keep information and data relating to the customers of the users of the software and services provided by our ICE Mortgage Technology and Black Knight businesses confidential;
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
•Mortgage Technology: We provide a technology platform that offers customers comprehensive, digital workflow tools that aim to address inefficiencies and mitigate risks that exist in the U.S. residential mortgage market life cycle from application through closing, servicing and the secondary market.
Recent Developments
Acquisition of Black Knight, Inc.
On September 5, 2023, we acquired Black Knight, Inc., or Black Knight, a software, data and analytics company that serves the housing finance continuum, including real estate data, mortgage lending and servicing, as well as the secondary markets. Pursuant to the Agreement and Plan of Merger, dated as of May 4, 2022, among ICE, Sand Merger

Sub Corporation, a wholly owned subsidiary of ICE, or Sub, and Black Knight, which we refer to as the "merger agreement," Sub merged with and into Black Knight, which we refer to as the "merger," with Black Knight surviving as a wholly-owned subsidiary of ICE.
The aggregate transaction consideration was approximately $11.8 billion, or $76 per share of Black Knight common stock, with cash comprising 90% of the value of the aggregate transaction consideration and shares of our common stock comprising 10% of the value of the aggregate transaction consideration. The aggregate cash component of the transaction consideration was $10.5 billion, and the value of the aggregate stock component of the transaction consideration was based on the market price of our common stock and the average of the volume weighted averages of the trading prices of our common stock on each of the ten consecutive trading days ending three trading days prior to the closing of the merger. We expect that this transaction will build on our position as a provider of end-to-end electronic workflow solutions for the rapidly evolving U.S. residential mortgage industry. We believe the Black Knight ecosystem adds value for clients of all sizes across the mortgage and real estate lifecycles by helping organizations lower costs, increase efficiencies, grow their businesses, and reduce risk.
On September 14, 2023, in connection with the merger agreement, we sold Black Knight’s Optimal Blue and Empower LOS businesses to subsidiaries of Constellation Software, Inc. The cash proceeds from the Divestitures were $241 million. The structure of the Optimal Blue transaction also included a Promissory Note with a face value of $500 million issued by the purchaser to Black Knight, as a subsidiary of ICE, at the closing of the transaction. As described elsewhere in the Quarterly Report, the Promissory Note was valued at $235 million on the Divestiture Date. Pursuant to Agreement Containing Consent Orders entered into between the Federal Trade Commission, or the FTC, and ICE and Black Knight, all rights, title and interest in the Promissory Note were transferred to a trustee appointed by the FTC for the purpose of selling the promissory note within six months of the Divestiture Date.
Global Market Conditions
Our results of operations are affected by global economic conditions, including macroeconomic conditions and geopolitical events or conflicts. Since 2022, macroeconomic conditions, including rising interest rates, inflation and significant market volatility, along with geopolitical concerns, including the conflicts in Ukraine, Israel and Gaza, have created ongoing uncertainty and volatility in the global economy and resulted in a dynamic operating environment.
Our business has been impacted positively and negatively by these global economic conditions. For instance, due to market volatility and rising interest rates, we have seen increased trading across a number of our products, such as interest rate and equity futures, credit default swaps and bonds. Conversely, increases in mortgage interest rates in 2022 and 2023 have resulted in reduced consumer and investor demand for mortgages and adversely impacted the transaction-based revenues in our Mortgage Technology segment. If mortgage rates remain high or further increase, or if banks change their mortgage lending practices, our Mortgage Technology segment revenues may be further impacted.
From an operational perspective, our businesses, including our exchanges, clearing houses, listings venues, data services businesses and mortgage platforms, have not suffered a material negative impact as a result of the events in Ukraine, Israel, Gaza and surrounding regions.
We expect the macroeconomic environment to remain dynamic in the near-term, and we continue to monitor macroeconomic conditions, including interest rates, the inflationary environment, geopolitical events and military conflicts, including repercussions from the conflicts in Ukraine, Israel and Gaza and the impact that any of the foregoing may have on the global economy and on our business. Throughout 2023, we have closely monitored the credit worthiness of our counterparties and investment agents during the recent banking sector events, scrutinized counterparties directly impacted and monitored for any potential contagion. We did not suffer any material negative impact from the banking sector events that occurred in early 2023. In light of the current and expected macroeconomic environment we will continue to closely monitor credit worthiness of our counterparties, clearing members and our financial service providers and take risk management measures in line with established risk management frameworks.
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
Finally, the European Commission used its powers under the EU Benchmarks Regulation, or EU BMR, to designate replacement benchmarks for certain Swiss franc LIBOR settings. Certain benchmarks provided by our index provider businesses may continue to be used by supervised entities in the EU under EU BMR transitional provisions until December 31, 2025. In October 2023, the European Commission published a proposal to amend the EU BMR to require third country benchmark providers who publish certain EU ESG benchmarks to be located in the EU. Uncertainties relating to the proposed EU BMR reform may impact our ability to provide certain benchmarks into the EU.
•EU Deforestation Regulation. The EU Deforestation Regulation, or EUDR, aims to curb the EU market’s impact on global deforestation and forest degradation by requiring seven commodities, including cocoa and coffee, and certain specified products made from them, to be deforestation-free to be sold on the EU market or exported from it. The EUDR obligations are scheduled to be effective in December 2024. The EUDR requirements may decelerate the physical trade of cocoa and coffee, impact the useable EU coffee and cocoa physical inventories, and reduce trading volumes on ICE Futures Europe of the Robusta Coffee Contract and London Cocoa Contract and on ICE Futures U.S. of the Coffee C ® Contract (Arabica). We are monitoring the impact of the EUDR and working to implement the regulation.
•EU proposal on ESG rating activities. In June 2023, the European Commission published a proposal for a new regulation on the transparency and integrity of Environmental, Social, and Governance, or ESG, rating activities, which aims to enhance the integrity, transparency, governance, and independence of ESG ratings provided in the EU. The proposal expands the definition of an ESG rating product, which may impact certain ICE Data Service offerings and requires EU and third country market participants providing ESG ratings to become authorized and supervised by the European Securities and Markets Authority, or ESMA. If adopted, the proposal would result in increased regulation and could make publishing ESG ratings and ESG data more expensive. We are monitoring the impact of this proposal on ICE Data Services.
•Financial Services and Markets Act 2023. In June 2023, the Financial Services and Markets Act 2023, or 2023 FSMA, was formally approved by the monarchy. The 2023 FSMA makes significant changes to U.K. financial services regulation to reflect the U.K.'s position outside the EU. The 2023 FSMA grants the Bank of England additional powers relating to Central Counterparties, or CCPs, which enable the Bank of England to act before a special resolution regime is triggered including temporarily restricting or prohibiting discretionary payments to specified shareholders or employees of CCPs. If adopted, this proposal could impact the ability of ICE Clear Europe to pay dividends to its shareholder in certain extreme circumstances. We are monitoring the impact of this proposal on ICE Clear Europe.
•Basel III Endgame and GSIB Proposals. In July 2023, the Board of Governors of the Federal Reserve, or the Federal Reserve, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, or FDIC, issued a proposal to implement various Basel Committee standards, or Basel III Endgame. Among other things, for large banking organizations, the proposal would apply credit valuation adjustment risk capital requirements to bank-affiliated clearing members' exposures to their clearing clients. Also in July 2023, the Federal Reserve proposed amendments to risk-based capital surcharges for global systemically important bank holding companies, or GSIBs. The proposal would revise certain indicators of the GSIB surcharge to include bank-affiliated clearing members' exposures to their clearing clients. Both proposals would increase capital requirements for client clearing activities. Any increase in bank capital requirements for clearing activities could increase costs for clearing services, decrease clearing capacity, especially for U.S. GSIBs, and result in a reduction of cleared volumes at ICE clearing houses.

Consolidated Financial Highlights
The following summarizes our results and significant changes in our consolidated financial performance for the periods presented (dollars in millions, except per share amounts).

(1) Operating income from our Mortgage Technology segment was $63 million for the nine months ended September 30, 2022. Operating loss from our Mortgage Technology segment was $202 million for the nine months ended September 30, 2023.
(2) The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. Adjusted net income attributable to ICE is presented net of taxes. These adjusted numbers are not calculated in accordance with U.S. GAAP. See “—Non-GAAP Financial Measures” below.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Revenues, less transaction-based expenses	$5,787	$5,524	5%	$2,003	$1,811	11%
Recurring revenues(1)	$2,939	$2,781	6%	$1,031	$930	11%
Transaction revenues, net(1)	$2,848	$2,743	4%	$972	$881	10%
Operating expenses	$3,018	$2,750	10%	$1,158	$898	29%
Adjusted operating expenses(2)	$2,308	$2,213	4%	$812	$727	12%
Operating income	$2,769	$2,774	— %	$845	$913	(7) %
Adjusted operating income(2)	$3,479	$3,311	5%	$1,191	$1,084	10%
Operating margin	48%	50%	(2 pts)	42%	50%	(8 pts)
Adjusted operating margin(2)	60%	60%	—	59%	60%	(1 pt)
Other income/(expense), net	$(391)	$(1,530)	(74) %	$(163)	$(1,240)	(87) %
Income tax expense/(benefit)	$330	$186	78%	$123	$(152)	(181) %
Effective tax rate	14%	15%	(1 pt)	18%	47%	(29 pt)
Net income/(loss) attributable to ICE	$1,995	$1,021	95%	$541	$(191)	n/a
Adjusted net income attributable to ICE(2)	$2,417	$2,276	6%	$824	$733	12%
Diluted earnings/(loss) per share attributable to ICE common stockholders	$3.55	$1.82	95%	$0.96	$(0.34)	n/a
Adjusted diluted earnings per share attributable to ICE common stockholders(2)	$4.30	$4.06	6%	$1.46	$1.31	11%
Cash flows from operating activities	$2,573	$2,462	5%
Free cash flow(3)	$2,247	$2,137	5%
Adjusted free cash flow (3)	$2,452	$2,136	15%

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

* Percentage changes in the table above deemed "n/a" are not meaningful.
•Revenues, less transaction-based expenses, increased $263 million and $192 million for the nine and three months ended September 30, 2023, respectively, from the comparable periods in 2022. See "—Exchanges Segment", "—Fixed Income and Data Services Segment" and "—Mortgage Technology Segment" below for a discussion of the significant changes in our revenues. The increase in revenues during the nine and three months ended September 30, 2023 includes $1 million and $20 million, respectively, in favorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable period in 2022. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Rate Risk" below for additional information on the impact of currency fluctuations.
•Operating expenses increased $268 million and $260 million for the nine and three months ended September 30, 2023, respectively, from the comparable periods in 2022. See "—Consolidated Operating Expenses" below for a discussion of the significant changes in our operating expenses. The increase in operating expenses during the nine months ended September 30, 2023 includes $2 million in favorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable period in 2022 and the increase in operating expenses during the three months ended September 30, 2023 includes $6 million in unfavorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable period in 2022. See Item 3 "Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Exchange Rate Risk" below for additional information on the impact of currency fluctuations.

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
•Fixed Income and Data Services: We provide fixed income pricing, reference data, indices, analytics and execution services as well as global CDS clearing and multi-asset class data delivery solutions; and
•Mortgage Technology: We provide a technology platform that offers customers comprehensive, digital workflow tools that aim to address inefficiencies and mitigate risks that exist in the U.S. residential mortgage market life cycle, from application through closing, servicing and the secondary market.
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
$3,089
$388
$651
$326
$286
$375
$179
$884
$3,304
$376
$699
$309
$284
$344
$208
$1,084
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

	Nine Months Ended September 30,			Three Months Ended September 30,
	2023	2022	Change*	2023	2022	Change
Revenues:
Energy futures and options	$1,084	$884	23%	$384	$266	45%
Agricultural and metals futures and options	208	179	16	61	57	7
Financial futures and options	344	375	(8)	112	122	(8)
Futures and options	1,636	1,438	14	557	445	25
Cash equities and equity options	1,734	2,021	(14)	519	664	(22)
OTC and other	309	326	(5)	104	121	(15)
Transaction and clearing, net	3,679	3,785	(3)	1,180	1,230	(4)
Data and connectivity services	699	651	7	236	219	8
Listings	376	388	(3)	124	128	(4)
Revenues	4,754	4,824	(1)	1,540	1,577	(2)
Transaction-based expenses(1)	1,450	1,735	(16)	426	576	(26)
Revenues, less transaction-based expenses	3,304	3,089	7	1,114	1,001	11
Other operating expenses	760	725	5	252	241	4
Depreciation and amortization	184	178	4	61	60	3
Acquisition-related transaction and integration costs	—	1	n/a	—	—	—
Operating expenses	944	904	4	313	301	4
Operating income	$2,360	$2,185	8%	$801	$700	14%

Recurring revenues	$1,075	$1,039	3%	$360	$347	4%
Transaction revenues, net	$2,229	$2,050	9%	$754	$654	15%
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
For both the nine months ended September 30, 2023 and 2022, 19% of our Exchanges segment revenues, less transaction-based expenses, were billed in pounds sterling or euros and for the three months ended September 30, 2023 and 2022, 20% and 19%, respectively, of our Exchanges segment revenues, less transaction-based expenses, were billed in pounds sterling or euros. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Exchanges segment revenues, less transaction-based expenses, were higher by $1 million and $16 million for the nine and three months ended September 30, 2023, respectively, from the comparable periods in 2022.
Our exchange transaction and clearing revenues are presented net of rebates. We recorded rebates of $729 million and $665 million for the nine months ended September 30, 2023 and 2022, respectively, and $241 million and $201 million for the three months ended September 30, 2023 and 2022, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. The increase in rebates for the nine and three months ended September 30, 2023 is primarily due to higher volumes traded as compared to the comparable periods in 2022.
•Energy Futures and Options: Total energy volume increased 12% and revenues increased 23% for the nine months ended September 30, 2023 from the comparable period in 2022 and volume increased 28% and revenues increased 45% for the three months ended September 30, 2023 from the comparable period in 2022.
–Total oil futures and options volume increased 15% and 38% for the nine and three months ended September 30, 2023, respectively, from the comparable periods in 2022, in part due to price volatility related to oil supply and demand dynamics in the third quarter of 2023, coupled with increased focus on Brent with Midland WTI now deliverable into the Brent Basket, providing additional physical liquidity and exposure.
–Our global natural gas futures and options volume increased 8% and 13% for the nine and three months ended September 30, 2023, respectively, from the comparable periods in 2022, primarily due to strength across our Dutch TTF complex driven by reduced uncertainty and normalization of price levels.
–Our environmentals and other futures and options volume decreased 5% and 3% for the nine and three months ended September 30, 2023, respectively, from the comparable periods in 2022, due in part to lower power volumes versus the year ago period.
•Agricultural and Metals Futures and Options: Total volumes in our agricultural and metals futures and options markets increased 17% and 5% for the nine and three months ended September 30, 2023, respectively, from the comparable periods in 2022 and revenues increased 16% and 7% for the nine and three months ended September 30, 2023, respectively, from the comparable periods in 2022. The nine months ended September 30, 2023 benefited from price volatility as a result of weather-related supply and demand dynamics, such as El Niño, driving an increased need to manage risk across our commodity markets.
–Sugar futures and options volumes increased 21% and 3% for the nine and three months ended September 30, 2023, respectively, from the comparable periods in 2022.
–Other agricultural and metal futures and options volume increased 14% and 6% for the nine and three months ended September 30, 2023, respectively, from the comparable periods in 2022.
•Financial Futures and Options: Total volumes in our financial futures and options markets decreased 5% and 14% for the nine and three months ended September 30, 2023, respectively, from the comparable periods in 2022 and revenues decreased 8% for both the nine and three months ended September 30, 2023, from the comparable periods in 2022, including the impacts of foreign exchange effects. The nine months ended September 30, 2022 benefited from elevated volatility across global markets driven by geopolitical events, central bank activity and inflationary concerns.
–Interest rate futures and options volume decreased 2% and 14% for the nine and three months ended September 30, 2023, respectively, from the comparable periods in 2022, and revenue decreased 6% and 4% for the nine and three months ended September 30, 2023, respectively, from the comparable periods in 2022. The nine and three months ended September 30, 2022 benefited from elevated interest rate volatility related to increased speculation regarding central bank activity due to inflation concerns. Interest rate futures and options revenues were $222 million and $235 million for the nine months ended September 30, 2023 and 2022, respectively, and $73 million and $77 million for the three months ended September 30, 2023 and 2022, respectively.
–Other financial futures and options volume, which includes our MSCI®, FTSE® and NYSE FANG+ equity index products, decreased 15% and 18% for the nine and three months ended September 30, 2023, respectively, from the comparable periods in 2022. Financial futures and options revenue decreased 13% for both the nine and three months ended September 30, 2023 from the comparable periods in 2022 as the nine months and three months ended September 30, 2022 benefited from elevated volatility across global markets driven by geopolitical events, central bank activity and inflationary concerns. Other financial futures and options revenues were $122 million and $140 million for the nine months ended September 30, 2023 and 2022, respectively, and $39 million and $45 million for the three months ended September 30, 2023 and 2022, respectively.
•Cash Equities and Equity Options: Cash equities volume decreased 10% and 4% for the nine and three months ended September 30, 2023, respectively, from the comparable periods in 2022, due to lower total market volumes as the nine months ended September 30, 2022 benefited from elevated volatility related to inflationary, recessionary and geopolitical concerns. Cash equities revenues, net of transaction-based expenses, were $198 million and $211 million for the nine months ended September 30, 2023 and 2022, respectively, and $64 million for both the three months ended September 30, 2023 and 2022. Equity options volume increased 4% and 5% for the nine and three months ended September 30, 2023, respectively, from the comparable periods in 2022. The overall increase in equity options volume for the nine months ended September 30, 2023 was driven by increased participation. Equity options revenues, net of transaction-based expenses, were $86 million and $75 million for the nine months ended September 30, 2023 and 2022, respectively, and $29 million and $24 million for the three months ended September 30, 2023 and 2022, respectively.
•OTC and Other: OTC and other transactions include revenues from our OTC energy business and other trade confirmation services, as well as interest income on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, exchange membership fees and agricultural grading and certification fees. Our OTC and other revenues decreased 5% and 15% for the nine and three months ended September 30, 2023, respectively, from the comparable periods in 2022, primarily due to a decrease in interest income on clearing margin deposits.
•Data and Connectivity Services: Our data and connectivity services revenues increased 7% and 8% for the nine and three months ended September 30, 2023, respectively, from the comparable periods in 2022. The increase in revenue was driven by the strong retention rate of existing customers, the addition of new customers and increased purchases by existing customers.
•Listings Revenues: Through NYSE, NYSE American and NYSE Arca, we generate listings revenue related to the provision of listings services for public companies and ETFs, and related corporate actions for listed companies. Listings revenues decreased 3% and 4% for the nine and three months ended September 30, 2023, respectively, from the comparable periods in 2022, driven by market volatility causing IPO delays. All listings fees are billed upfront and revenues are recognized over time as the identified performance obligations are satisfied.
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
The following charts and tables present trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts):

Volume and Rate per Contract

	Nine Months Ended September 30,			Three Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Number of contracts traded (in millions):
Energy futures and options	640	572	12%	221	173	28%
Agricultural and metals futures and options	90	77	17	27	25	5
Financial futures and options	479	504	(5)	149	176	(14)
Total	1,209	1,153	5%	397	374	6%

	Nine Months Ended September 30,			Three Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Average daily volume of contracts traded (in thousands):
Energy futures and options	3,422	3,046	12%	3,510	2,706	30%
Agricultural and metals futures and options	480	408	17	419	393	7
Financial futures and options	2,507	2,622	(4)	2,316	2,668	(13)
Total	6,409	6,076	5%	6,245	5,767	8%

	Nine Months Ended September 30,			Three Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Rate per contract:
Energy futures and options	$1.69	$1.54	10%	$1.74	$1.54	13%
Agricultural and metals futures and options	$2.32	$2.33	—%	$2.31	$2.26	2%
Financial futures and options	$0.71	$0.74	(4)%	$0.74	$0.69	8%

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

Open Interest

	As of September 30,
	2023	2022	Change
Open interest — in thousands of contracts:
Energy futures and options	48,720	42,853	14%
Agricultural and metals futures and options	4,607	3,948	17
Financial futures and options	22,880	26,636	(14)
Total	76,207	73,437	4%

The following charts and tables present selected cash and equity options trading data. All trading volume below is presented as average net daily trading volume, or ADV, and is single counted:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2023	2022	Change	2023	2022	Change
NYSE cash equities (shares in millions):
Total cash handled volume	2,206	2,453	(10)%	2,071	2,158	(4)%
Total cash market share matched	19.7%	19.9%	(0.2 pts)	19.5%	19.4%	0.1 pt

NYSE equity options (contracts in thousands):
NYSE equity options volume	7,932	7,631	4%	7,397	7,037	5%
Total equity options volume	40,429	37,888	7%	39,622	36,994	7%
NYSE share of total equity options	19.6%	20.1%	(0.5 pts)	18.7%	19.0%	(0.3 pts)

Revenue capture or rate per contract:
Cash equities rate per contract (per 100 shares)	$0.048	$0.046	5%	$0.049	$0.046	5%
Equity options rate per contract	$0.06	$0.05	11%	$0.06	$0.05	14%
Handled volume represents the total number of shares of equity securities, ETFs and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
Transaction-Based Expenses
Our equities and equity options markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. Section 31 fees are recorded on a gross basis as a component of transaction and clearing fee revenue. These Section 31 fees are assessed to recover the government’s costs of supervising and regulating the securities markets and professionals and are subject to change. We, in turn, collect corresponding activity assessment fees from member organizations clearing or settling trades on the equities and options exchanges, and recognize these amounts in our transaction and clearing revenues when invoiced. The activity assessment fees are designed to equal the Section 31 fees. As a result, activity assessment fees and the corresponding Section 31 fees do not have an impact on our net income, although the timing of payment by us will vary from collections. Section 31 fees were $231 million and $332 million for the nine months ended September 30, 2023 and 2022, respectively, and $56 million and $158 million for the three months ended September 30, 2023 and 2022, respectively. The decrease in Section 31 fees during the three months ended September 30, 2023 was primarily due to a decrease in rates. The fees we collect are included in cash at the time of receipt and we remit the amounts to the SEC twice a year as required. The total amount is included in current liabilities and was $18 million as of September 30, 2023.
We make liquidity payments to cash and options trading customers, as well as routing charges made to other exchanges which are included in transaction-based expenses. We incur routing charges when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We record routing charges on a gross basis as a component of transaction and clearing fee revenue. Cash liquidity payments, routing and clearing fees were $1.2 billion and $1.4 billion for the nine months ended September 30, 2023 and 2022, respectively, and $370 million and $418 million for the three months ended September 30, 2023 and 2022, respectively.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Exchanges segment's operating expenses, operating income and operating margin (dollars in millions). See “—Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Exchanges Segment:	Nine Months Ended September 30,			Three Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Operating expenses	$944	$904	4%	$313	$301	4%
Adjusted operating expenses(1)	$878	$854	3%	$297	$284	4%
Operating income	$2,360	$2,185	8%	$801	$700	14%
Adjusted operating income(1)	$2,426	$2,235	9%	$817	$717	14%
Operating margin	71%	71%	—	72%	70%	2 pts
Adjusted operating margin(1)	73%	72%	1 pt	73%	72%	1 pt

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

	Nine Months Ended September 30,			Three Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Revenues:
Fixed income execution	$89	$66	34%	$29	$26	10%
CDS clearing	279	226	23	94	88	6
Fixed income data and analytics	832	824	1	279	273	2
Fixed income and credit	1,200	1,116	7	402	387	4
Other data and network services	468	439	7	157	147	7
Revenues	1,668	1,555	7	559	534	5
Other operating expenses	799	766	4	274	250	10
Depreciation and amortization	258	262	(2)	84	86	(4)
Acquisition-related transaction and integration costs	—	1	n/a	—	1	n/a
Operating expenses	1,057	1,029	3	358	337	6
Operating income	$611	$526	16%	$201	$197	2%

Recurring revenues	$1,300	$1,263	3%	$436	$420	4%
Transaction revenues	$368	$292	26%	$123	$114	7%
*Percentage changes in the table above deemed "n/a" are not meaningful.
In the table above, we consider fixed income data and analytics revenues and other data and network services revenues to be recurring revenues.
For the nine months ended September 30, 2023 and 2022, 11% and 12%, respectively, of our Fixed Income and Data Services segment revenues were billed in pounds sterling or euros and for the three months ended September 30, 2023 and 2022, 11% and 10%, respectively, of our Fixed Income and Data Services segment revenues were billed in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues denominated in foreign currencies changes accordingly. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Fixed Income and Data Services revenues were flat for the nine months ended September 30, 2023 and higher by $4 million for the three months ended September 30, 2023, than in the comparable periods in 2022.
Fixed Income and Data Services Revenues
Our Fixed Income and Data Services revenues increased 7% and 5% for the nine and three months ended September 30, 2023, respectively, from the comparable periods in 2022. The increase in revenue was primarily due to strength in our fixed income execution, CDS clearing, and other data and network services businesses.
•Fixed Income Execution: Fixed income execution includes revenues from ICE Bonds. Execution fees are reported net of rebates, which were nominal for both the nine and three months ended September 30, 2023 and 2022. Our fixed income execution revenues increased 34% and 10% for the nine and three months ended September 30, 2023, respectively, from the comparable periods in 2022, due to increased activity as a result of continued interest rate volatility.
•CDS Clearing: CDS clearing revenues increased 23% and 6% for the nine and three months ended September 30, 2023, respectively, from the comparable periods in 2022. The notional value of CDS cleared was $15.1 trillion and $19.7 trillion for the nine months ended September 30, 2023 and 2022, respectively, and $5 trillion and $6.1 trillion for the three months ended September 30, 2023 and 2022, respectively. The increase in revenues was primarily due to net interest income on collateral balances.
•Fixed Income Data and Analytics: Our fixed income data and analytics revenues increased 1% and 2% for the nine and three months ended September 30, 2023, respectively, from the comparable periods in 2022 due to strength in our index business and growth in our pricing and reference data business in the third quarter of 2023.
•Other Data and Network Services: Our other data and network services revenues increased 7% for both the nine and three months ended September 30, 2023, from the comparable periods in 2022. The increase in revenues was driven by growth in our ICE Global Network offering, coupled with strength in our desktop, feeds and derivatives analytics revenues.

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
As of September 30, 2023, ASV was $1.722 billion, which increased 4.8% compared to the ASV as of September 30, 2022. ASV represents nearly 100% of total data services revenues for this segment. This does not adjust for year-over-year foreign exchange fluctuations.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Fixed Income and Data Services segment's operating expenses, operating income and operating margin (dollars in millions). See “—Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Fixed Income and Data Services Segment:	Nine Months Ended September 30,			Three Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Operating expenses	$1,057	$1,029	3%	$358	$337	6%
Adjusted operating expenses(1)	$930	$892	4%	$316	$293	8%
Operating income	$611	$526	16%	$201	$197	2%
Adjusted operating income(1)	$738	$663	11%	$243	$241	1%
Operating margin	37%	34%	3 pts	36%	37%	(1 pt)
Adjusted operating margin(1)	44%	43%	1 pt	44%	45%	(1 pt)

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

Mortgage Technology Segment
The following charts and table present our selected statements of income data for our Mortgage Technology segment (dollars in millions):

REVENUES
1,000
875
750
625
500
375
250
125
0
$ (Millions)
$880
$68
$—
$195
$617
$815
$86
$69
$136
$524
YTD 2022
YTD 2023
Data and analytics
Servicing software (1)
Closing solutions
Origination technology

(1) Servicing Software is a new revenue category following completion of the Black Knight acquisition.
(2) The adjusted figures in the charts above are calculated by excluding items that are not reflective of our cash operations and core business performance. As a result, these adjusted figures are not calculated in accordance with U.S. GAAP. See “—Non-GAAP Financial Measures” below.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Revenues:
Origination technology	$524	$617	(15)%	$172	$197	(13)%
Closing solutions	136	195	(30)	48	56	(14)
Servicing software	69	—	n/a	69	—	n/a
Data and analytics	86	68	26	41	23	76
Revenues	815	880	(7)	330	276	20
Other operating expenses	422	410	3	168	130	30
Depreciation and amortization	394	328	20	164	112	47
Acquisition-related transaction and integration costs	201	79	152	155	18	707
Operating expenses	1,017	817	24	487	260	87
Operating income/(loss)	$(202)	$63	n/a	$(157)	$16	n/a

Recurring revenues	$564	$479	17%	$235	$163	44%
Transaction revenues	$251	$401	(37)%	$95	$113	(16)%
*Percentage changes in the table above deemed "n/a" are not meaningful.
In the table above, we consider subscription fee and certain servicing revenues to be recurring revenues. Each revenue classification, above, contains a mix of recurring and transaction revenues, based on the various service offerings described in more detail, below.
During 2023, we reclassified certain revenues within our Mortgage Technology segment that were previously included in other revenues to closing solutions, origination technology and data and analytics revenues. Closing solutions revenues now include membership dues, and origination technology revenues and data and analytics revenues now include its related professional services revenues. As of September 30, 2023, other revenues are no longer separately presented. We believe this is a more accurate reflection of the nature of these revenues. The impact of this change was not material, and the prior year periods have been adjusted for comparability. Additionally, following the acquisition of Black Knight and beginning in the third quarter of 2023, we have added servicing software to our Mortgage Technology segment revenues. The comparable periods in 2022 results do not include a contribution from this acquisition.
Mortgage Technology Revenues
Our mortgage technology revenues are derived from our comprehensive, end-to-end U.S. residential mortgage platform. Our mortgage technology business is intended to enable greater workflow efficiency and mitigate risks for customers throughout the mortgage life cycle. Mortgage technology revenues decreased $65 million for the nine months ended September 30, 2023 and increased $54 million for the three months ended September 30, 2023, from the comparable periods in 2022. During the nine and three months ended September 30, 2023, Black Knight contributed $87 million of revenues following completion of the acquisition. Excluding the revenue contributed by Black Knight, both the nine and three months ended September 30, 2023 decreased from the prior year periods due to lower mortgage origination volumes driven by rising interest rates. See Note 5 of our consolidated financial statements in this Quarterly Report for additional information.
•Origination technology: Our origination technology revenues decreased 15% and 13% during the nine and three months ended September 30, 2023, respectively, from the comparable periods in 2022, due to lower transaction-based revenues as mortgage origination volumes declined. Our origination technology acts as a system of record for the mortgage transaction, automating the gathering, reviewing, and verifying of mortgage-related information and enabling automated enforcement of rules and business practices designed to help ensure that each completed loan transaction is of high quality and adheres to secondary market standards. These revenues are based on recurring Software as a Service, or SaaS, subscription fees, with an additive transaction-based or success-based pricing fee as lenders exceed the number of loans closed that are included with their monthly base subscription, as well as professional services.
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

•Closing solutions: Our closing solutions revenues decreased 30% and 14% during the nine and three months ended September 30, 2023, respectively, from the comparable periods in 2022, due to lower mortgage origination volumes. Our closing solutions connect key participants, such as lenders, title and settlement agents and individual county recorders, to digitize the closing and recording process. Closing solutions also include revenues from our MERSCORP Holdings, Inc., or MERS database, which provides a system of record for recording and tracking changes and servicing rights and beneficial ownership interests in loans secured by U.S. residential real estate. Revenues from closing solutions are largely transaction-based and are based on the volume of loans closed.
•Servicing software: Our servicing software revenues include Black Knight’s integrated mortgage servicing solutions, which help automate all areas of the servicing process, from loan boarding to default, to help lower costs, reduce risk and improve financial performance. Our servicing software includes business intelligence, mortgage default and servicing technology, digital mortgage solutions and related professional services.
•Data and analytics: Our data and analytics revenues increased 26% and 76% during the nine and three months ended September 30, 2023, respectively, from the comparable periods in 2022, primarily due to $15 million of revenue from Black Knight following completion of the acquisition during the three months ended September 30, 2023. Revenues include those related to ICE Mortgage Technology’s Data & Document Automation and Mortgage Analyzer solutions, or Analyzer (formerly known as AIQ), which offers customers greater efficiency by streamlining data collection and validation through our automated document recognition and data extraction capabilities, as well as professional services. Analyzer revenues can be both recurring and transaction-based in nature. In addition, our data offerings include real-time industry and peer benchmarking tools, which provide originators a granular view into the real-time trends of nearly half the U.S. residential mortgage market, as well as credit and prepayment models, custom and proprietary analytics, valuation, and MLS solutions. We also provide a Data as a Service, or DaaS, offering through private data clouds for lenders to access their own data and origination information. Revenues related to our data products are largely subscription-based and recurring in nature. The data and insights from solutions in this business informs, supports and enhances our other software solutions to help lenders and servicers make more informed decisions, improve performance, identify and predict risk and generate more qualified leads.
Operating Expenses, Operating Income/(Loss) and Operating Margin
The following chart summarizes our Mortgage Technology segment's operating expenses, operating income/(loss) and operating margin (dollars in millions). See “—Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Mortgage Technology Segment:	Nine Months Ended September 30,			Three Months Ended September 30,
	2023	2022	Change*	2023	2022	Change
Operating expenses	$1,017	$817	24%	$487	$260	87%
Adjusted operating expenses(1)	$500	$467	7%	$199	$150	34%
Operating income/(loss)	$(202)	$63	n/a	$(157)	$16	n/a
Adjusted operating income(1)	$315	$413	(24)%	$131	$126	3%
Operating margin	(25)%	7%	n/a	(48)%	6%	n/a
Adjusted operating margin(1)	39%	47%	(8 pts)	39%	46%	(7 pts)
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
The following presents our consolidated operating expenses (dollars in millions):

CONSOLIDATED OPERATING EXPENSES
$ (Millions)
3,500
3,000
2,500
2,000
1,500
1,000
500
0
$2,750
$768
$742
$182
$1,058
$3,018
$836
$790
$289
$1,103
YTD 2022
YTD 2023
Depreciation and amortization
Technology and communication, rent and occupancy, and selling, general and administrative
Professional services and acquisition-related transaction and integration costs
Compensation and benefits

	Nine Months Ended September 30,			Three Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Compensation and benefits	$1,103	$1,058	4%	$400	$344	16%
Professional services	88	101	(12)	31	32	(2)
Acquisition-related transaction and integration costs	201	81	146	155	19	698
Technology and communication	529	513	3	184	169	9
Rent and occupancy	65	63	3	20	22	(9)
Selling, general and administrative	196	166	18	59	54	9
Depreciation and amortization	836	768	9	309	258	20
Total operating expenses	$3,018	$2,750	10%	$1,158	$898	29%

The majority of our operating expenses do not vary directly with changes in our volume and revenues, except for certain technology and communication expenses, including data acquisition costs, licensing and other fee-related arrangements and a portion of our compensation expense that is tied directly to sales or overall financial performance.
We expect our operating expenses to increase in absolute terms in future periods in connection with the growth of our business, and to vary from year-to-year based on the type and level of our acquisitions, integration of acquisitions and other investments.
For the nine months ended September 30, 2023 and 2022, 9% and 10%, respectively, of our operating expenses were billed in pounds sterling or euros, and for the three months ended September 30, 2023 and 2022, 7% and 9%, respectively, of our operating expenses were billed in pounds sterling or euros. Due to fluctuations in the U.S. dollar compared to the pound sterling and euro, our consolidated operating expenses were lower by $2 million for the nine months ended September 30, 2023, and were higher by $6 million for the three months ended September 30, 2023, than in the comparable periods in 2022. See Item 3 “—Quantitative and Qualitative Disclosures About Market Risk —Foreign Currency Exchange Rate Risk” below for additional information.
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

	Nine Months Ended September 30,			Three Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Employee headcount	13,226	8,935	48%
Stock-based compensation expenses	$133	$110	21%	$50	$37	36%
Employee headcount increased during the nine and three months ended September 30, 2023 from the comparable period in 2022 primarily due to our acquisition of Black Knight. Compensation and benefits expense increased $45 million and $56 million for the nine and three months ended September 30, 2023, respectively, from the comparable periods in 2022, primarily due to $38 million attributable to our acquisition of Black Knight, an increase in our bonus and noncash performance-based restricted stock compensation accruals and higher payroll, partially offset by higher capitalized labor. The stock-based compensation expenses in the table above relate to employee stock option and restricted stock awards and exclude stock-based compensation related to acquisition-related transaction and integration costs.
Professional Services Expenses
Professional services expense includes fees for consulting services received on strategic and technology initiatives, temporary labor, as well as regulatory, legal and accounting fees, and may fluctuate as a result of changes in our use of these services in our business.
Professional services expenses decreased $13 million and $1 million for the nine and three months ended September 30, 2023, respectively, from the comparable periods in 2022, primarily due to lower consulting expenses related to bringing certain mortgage technology-related costs in-house, partially offset by higher legal expenses.
Acquisition-Related Transaction and Integration Costs
We incurred $201 million and $155 million in acquisition-related transaction and integration costs during the nine and three months ended September 30, 2023, respectively, primarily due to legal, consulting and integration expenses related to our acquisition and integration of Black Knight and our integration of Ellie Mae, Inc., or Ellie Mae. We incurred $81 million and $19 million in acquisition-related transaction costs during the nine and three months ended September 30, 2022, respectively, primarily due to legal and consulting expenses related to our acquisition of Black Knight and our integration of Ellie Mae.
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

Technology and communications expenses increased $16 million and $15 million for the nine and three months ended September 30, 2023 respectively, from the comparable periods in 2022, primarily due $11 million related to Black Knight and an increase in hardware and software support costs, which was partially offset by a decrease in license expense.
Rent and Occupancy Expenses
Rent and occupancy expense relates to leased and owned property and includes rent, maintenance, real estate taxes, utilities and other related costs. We have significant operations located in the U.S., U.K., and India, with smaller offices located throughout the world.
Rent and occupancy expenses increased $2 million for the nine months ended September 30, 2023 and decreased $2 million for the three months ended September 30, 2023, from the comparable periods in 2022 primarily due to changes in rent and utility costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include marketing, advertising, public relations, insurance, bank service charges, dues and subscriptions, travel and entertainment, non-income taxes and other general and administrative costs.
Selling, general and administrative expenses increased $30 million for the nine months ended September 30, 2023, from the comparable period in 2022 primarily due to payments of claims made following a NYSE system outage that occurred in January 2023, potential regulatory settlements, increased bad debt expense and other operating costs, partially offset by lower marketing costs.
Selling, general and administrative expenses increased $5 million for the three months ended September 30, 2023, from the comparable period in 2022 primarily due to the Black Knight acquisition and an increase in marketing and travel and entertainment expenses. This was partially offset by lower bank service charges.
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
We recorded amortization expenses on intangible assets acquired as part of our acquisitions, as well as on other intangible assets, of $492 million and $459 million for the nine months ended September 30, 2023 and 2022, respectively and $191 million and $153 million for the three months ended September 30, 2023 and 2022, respectively. During the three months ended September 30, 2023, $34 million of amortization expense was related to intangible assets acquired in connection with the Black Knight acquisition.
We recorded depreciation expenses on our fixed assets of $344 million and $309 million for the nine months ended September 30, 2023 and 2022, respectively, and $118 million and $105 million for the three months ended September 30, 2023 and 2022, respectively. This increase was primarily due to an increase in internally developed software assets in our Mortgage Technology segment.

Consolidated Non-Operating Income/(Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following tables present our non-operating income/(expenses) (dollars in millions):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Other income/(expense):
Interest income	$287	$42	582%	$94	$33	185%
Interest expense	(557)	(440)	27	(206)	(176)	17
Other expense, net	(121)	(1,132)	(89)	(51)	(1,097)	(95)
Total other income/(expense), net	$(391)	$(1,530)	(74)%	$(163)	$(1,240)	(87)%
Net income attributable to non-controlling interest	$(53)	$(37)	44%	$(18)	$(16)	16%
Interest Income
Interest income increased during the nine and three months ended September 30, 2023 from the same periods in 2022 primarily due to an increase in short-term interest rates combined with larger investment balances. Interest income primarily represents interest income on our short-term investments, and for the nine and three months ended September 30, 2023, included $170 million and $46 million, respectively, in interest income recorded in connection with the short-term investments related to the $5.0 billion of the Notes (as defined in "Liquidity and Capital Resources—Debt") issued for the Black Knight acquisition. The remainder of the increase primarily relates to interest on the restricted cash and restricted investment balances held within our regulated entities.
Interest Expense
We recognized interest expense of $557 million and $440 million during the nine months ended September 30, 2023 and 2022, respectively, and $206 million and $176 million during the three months ended September 30, 2023 and 2022, respectively. Interest expense for the nine and three months ended September 30, 2023 primarily represents interest expense on our outstanding debt. Interest expense increased during the nine months ended September 30, 2023, as we recognized $84 million additional interest expense on the $5.0 billion of the Notes issued for the Black Knight acquisition following our May 2022 debt refinancing. See "-Debt" below. The remainder of the increase relates to interest expense incurred on our Commercial Paper program and Term Loan (each as defined in "Liquidity and Capital Resources—Debt") to fund the Black Knight acquisition.
Other Expense, net
Our equity method investments include OCC and Bakkt, among others. We recognized $91 million and $1.1 billion during the nine months ended September 30, 2023 and 2022, respectively, and $26 million and $1.1 billion during the three months ended September 30, 2023 and 2022, respectively, of our share of estimated equity method investment losses, net, which is included in other expense, net. The estimated losses for both the nine and three months ended September 30, 2023 and September 30, 2022 are primarily related to our investment in Bakkt, partially offset by our share of net profits of OCC. Both the nine month periods ended September 30, 2023 and 2022 include adjustments to reflect the difference between reported prior period actual results from our original estimates.
In connection with our acquisition of Black Knight, we acquired an investment in Dun & Bradstreet, which we classify as an equity investment. During the three months ended September 30, 2023, we sold 51% of our investment for $97 million and recorded a loss on the sale of $1 million, a fair value loss of $7 million and a $1 million dividend, all of which are included as other expense, net.
As of September 30, 2022, after recording our share of Bakkt's equity method losses, which included Bakkt's impairment charge, the carrying value was determined to be $439 million. Based on our review, we determined that the decline in fair value was other than temporary in nature. Therefore, we recorded an impairment charge of $40 million on our investment in Bakkt to its fair value as of September 30, 2022 as other expense (see Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report).
During the nine months ended September 30, 2022, we recorded $9 million for a legal settlement, and during the three months ended September 30, 2023, we recorded an impairment related to our Consolidated Audit Trail, or CAT, loan receivable of $16 million. Both of these are included in other expense.

On May 20, 2022, we completed the sale of our Euroclear stake. The carrying value of our investment was $700 million at the time of the sale. We recorded a net gain of $41 million on the sale, which is included in other income during the nine months ended September 30, 2022.
We incurred foreign currency transaction losses of $8 million and $9 million for the nine months ended September 30, 2023 and 2022, respectively, and $3 million for the three months ended September 30, 2023, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. We did not incur any significant foreign currency transaction gains/(losses) during the three months ended September 30, 2022. Foreign currency transaction gains/(losses) are recorded in other income/(expense), net, when the settlement of foreign currency assets, liabilities and payables occur in non-functional currencies and there is an increase or decrease in the period-end foreign currency exchange rates between periods. See Item 3 “—Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Rate Risk” included elsewhere in this Quarterly Report for more information on these items.
Non-controlling Interest
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests. As of September 30, 2023, our non-controlling interests included those related to the non-ICE limited partners' interest in our CDS clearing subsidiaries, and non-controlling interests in ICE Futures Abu Dhabi.
Consolidated Income Tax Provision
Consolidated income tax expense/(benefit) was $330 million and $186 million for the nine months ended September 30, 2023 and 2022, respectively, and $123 million and ($152 million) for the three months ended September 30, 2023 and 2022, respectively. The change in consolidated income tax expense between periods is primarily due to the tax impact of changes in our pre-tax income and the changes in our effective tax rate each period.
Our effective tax rate was 14% and 15% for the nine months ended September 30, 2023 and 2022, respectively, and 18% and 47% for the three months ended September 30, 2023 and 2022, respectively. The effective tax rates for the nine and three months ended September 30, 2023 were lower than the effective tax rates for the comparable periods in 2022 primarily due to the deferred income tax benefits from the impairment to our equity method investment in Bakkt during the three months ended September 30, 2022, and the current year tax benefits resulting from the following items: favorable audit settlements for historical years, favorable state apportionment changes and the application of the high-tax exception to Global Intangible Low-Taxed Income. These current year tax benefits, were partially offset by the impact of the U.K. corporate income tax increase from 19% to 25% effective April 1, 2023 and the tax impact of certain non-deductible Black Knight acquisition costs.
In conjunction with the increase in the U.K. corporate income tax rate, we intend to elect the high-tax exception to Global Intangible Low-Taxed Income in 2023. During the three months ended September 30, 2023, our tax provision includes the impacts of this election. Our unrecognized tax benefit as of September 30, 2023 was $267 million, a $20 million net increase from the $247 million as of December 31, 2022. The net increase includes a $40 million reduction as a result of audit settlements, a $24 million increase related to our acquisition of Black Knight, a $22 million increase related to current year positions, a $33 million increase related to prior year positions, and a $19 million reduction related to prior year positions.
In July 2023, the U.K. Finance Act 2023, or the Act, was enacted and is effective as of January 1, 2024. The Act included provisions to implement certain portions of the Organisation for Economic Cooperation and Development Global Anti-Base Erosion Pillar Two global minimum tax rules. The Act did not have a material impact on our financial statements as of September 30, 2023.
In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. The IRA introduced a 15% corporation minimum tax, or CAMT, on adjusted financial statement income for corporations with profits in excess of $1 billion, effective for tax years after December 31, 2022. Based on the current guidance provided by the Internal Revenue Service and Department of the Treasury, the implementation of the CAMT did not have a material impact on our financial statements as of September 30, 2023.
The IRA also includes a share buyback excise tax of 1% on share repurchases, which will apply to net share repurchases after December 31, 2022. During the nine months ended September 30, 2023, we did not repurchase any shares, therefore, we were not subject to any excise tax. The newly imposed excise tax on share repurchases is not considered an income tax. Any excise tax, as a result of future share repurchases, will be considered part of the cost of the shares repurchased and reflected in the equity section of our consolidated financial statements.

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
Consolidated cash and cash equivalents were $837 million and $1.8 billion as of September 30, 2023 and December 31, 2022, respectively. We had $661 million and $6.6 billion in short-term and long-term restricted cash and cash equivalents as of September 30, 2023 and December 31, 2022, respectively. We had $929 million in restricted short-term and long term investments as of September 30, 2023. We had $79.3 billion and $142.0 billion of cash and cash equivalent margin deposits and guaranty funds as of September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023, the amount of unrestricted cash held by our non-U.S. subsidiaries was $421 million. Due to the application of Global Intangible Low-Taxed Income as of January 1, 2018, the majority of our foreign earnings as of December 31, 2022 have been subject to immediate U.S. income taxation and can be distributed to the U.S. in the future with no material additional income tax consequences. As we decided to make the Global Intangible Low-Taxed Income high-tax exception election in the current period, the majority of our foreign earnings in 2023 are not expected to be subject to immediate U.S. income taxation; however, these foreign earnings can also generally be distributed to the U.S. with no additional income tax consequences.
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
Cash Flow
The following table presents the major components of net changes in cash and cash equivalents, and restricted cash and cash equivalents (in millions):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by/(used in):
Operating activities	$2,573	$2,462
Investing activities	(9,403)	(2,361)
Financing activities	(62,711)	16,373
Effect of exchange rate changes	(7)	(41)
Net increase/(decrease) in cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	$(69,548)	$16,433
Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain items, including depreciation and amortization, deferred taxes, stock based compensation and the effects of changes in working capital.
The $111 million increase in net cash provided by operating activities during the nine months ended September 30, 2023 from the comparable period in 2022 was primarily driven by an increase in net income, partially offset by the net losses from and impairment of unconsolidated investees during the nine months ended September 30, 2022. The remaining fluctuations are due to changes in our working capital and the timing of various payments, such as lower Section 31 fee payments of $205 million.
Investing Activities
Consolidated net cash used in investing activities for the nine months ended September 30, 2023 primarily relates to $10.2 billion paid for acquisitions, net of cash acquired, $1.4 billion of purchases of invested margin deposits, $956 million of purchases of investments, $104 million of capital expenditures and $222 million of capitalized software development costs, partially offset by $3.4 billion in proceeds from the sale of invested margin deposits.

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
Financing Activities
Consolidated net cash used in financing activities for the nine months ended September 30, 2023 primarily relates to a decrease in our cash and cash equivalent margin deposits and guaranty fund balances of $64.7 billion due to lower commodity prices and reduced volatility, $713 million in dividend payments to stockholders and $53 million in cash payments related to treasury shares received for restricted stock tax payments and stock option exercises, partially offset by $2.3 billion in proceeds from net issuances under our Commercial Paper Program and $514 million in net proceeds from our debt facilities.
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
Debt
As of September 30, 2023, we had $23.3 billion in outstanding debt, consisting of $19.0 billion of senior notes, $2.3 billion under our Commercial Paper Program and $2.0 billion under our Term Loan. Our senior notes of $19.0 billion have a weighted average maturity of 15 years and a weighted average cost of 3.6% per annum. As of September 30, 2023, Black Knights $1.0 billion principal amount of its 3.625% senior notes due 2028 remained outstanding and became part of ICE's consolidated long-term debt on the acquisition date of September 5, 2023. Our commercial paper notes had original maturities ranging from 3 to 45 days as of September 30, 2023, with a weighted average interest rate of 5.62% per annum and a weighted average remaining maturity of 20 days. The Term Loan has a maturity date of August 31, 2025 and bears interest at a rate of 6.3% as of September 30, 2023.
As of December 31, 2022, we had $18.1 billion in outstanding debt, all of which related to our senior notes. We also had $4 million outstanding under credit lines at our ICE India subsidiaries. As of December 31, 2022, our senior notes of $18.1 billion had a weighted average maturity of 16 years and a weighted average cost of 3.6% per annum. We did not have any commercial paper notes or term loan balances outstanding as of December 31, 2022.
We have a $3.9 billion senior unsecured revolving credit facility, or the Credit Facility, with a maturity date of May 25, 2027. As of September 30, 2023, of the $3.9 billion that was available for borrowing under the Credit Facility, $2.3 billion is required to back-stop the amount outstanding under our U.S. dollar commercial paper program, or the Commercial Paper Program, and $171 million is required to support certain broker-dealer and other subsidiary commitments. The remaining $1.4 billion was available for working capital and general corporate purposes including, but not limited to, acting as a backstop to future increases in the amounts outstanding under the Commercial Paper Program.
We used the net proceeds of our senior notes due in 2025, 2027, 2029 and 2062, or, collectively, the Notes, together with the issuance of commercial paper, cash on hand and borrowings under the Term Loan, to finance the cash portion of the purchase price for Black Knight. For additional information regarding this transaction, refer to Note 3 to our consolidated unaudited financial statements, included in this Quarterly Report.
We have a $2.4 billion two-year senior unsecured delayed draw term loan facility, or the Term Loan. We borrowed the Term Loan in full on August 31, 2023 in connection with the closing of the Black Knight acquisition, and on September 29, 2023, we repaid $400 million, reducing the principal outstanding balance at September 30, 2023, to $2.0 billion. Draws under the Term Loan bear interest on the principal amount outstanding at Term SOFR plus an applicable margin,currently 0.775%, plus a credit spread adjustment of 10 basis points. The proceeds from borrowings under the Term Loan were used to fund a portion of the purchase price for the Black Knight acquisition. We have the option to prepay outstanding amounts under the Term Loan in whole or in part at any time.
Our Commercial Paper Program enables us to borrow efficiently at reasonable short-term interest rates and provides us with the flexibility to de-lever using our strong annual cash flows from operating activities whenever our leverage becomes elevated as a result of investment or acquisition activities. In connection with our acquisition of Black Knight, during the three months ended September 30, 2023, we had $2.3 billion of net issuances under the Commercial Paper Program.

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
We did not have any share repurchases during the nine months ended September 30, 2023. For the nine months ended September 30, 2022, we repurchased 5.0 million shares of our outstanding common stock at a cost of $632 million, including 4.6 million shares at a cost of $582 million under our Rule 10b5-1 trading plan and 0.4 million shares at a cost of $50 million on the open market during an open trading period. We did not have any share repurchases during the three months ended September 30, 2022. Shares repurchased are held in treasury stock.
The remaining balance of Board approved funds for future repurchases as of September 30, 2023 is $2.5 billion. In connection with our initial announcement of our plan to acquire Black Knight, on May 4, 2022 we terminated our Rule 10b5-1 trading plan and suspended share repurchases. The approval of our Board for stock repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our Board may increase or decrease the amount available for repurchases from time to time.
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
During the three months ended September 30, 2023, we paid a quarterly dividend of $0.42 per share of our common stock for an aggregate payout of $241 million, which includes the payment of dividend equivalents on unvested employee restricted stock units.
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
We currently expect to incur capital expenditures (including operational and real estate capital expenditures) and to incur software development costs that are eligible for capitalization ranging in the aggregate between $500 million and $525 million in 2023, which we believe will support the enhancement of our technology, business integration and the continued growth of our businesses.
As of September 30, 2023, we had $2.5 billion authorized for future repurchases of our common stock. Refer to Note 10 to our consolidated financial statements included in this Quarterly Report for additional details on our stock repurchase program.
Our Board has adopted a quarterly dividend policy providing that dividends will be approved quarterly by the Board or the Audit Committee taking into account factors such as our evolving business model, prevailing business conditions, our current and future planned strategic growth initiatives and our financial results and capital requirements, without a predetermined net income payout ratio. On November 2, 2023, we announced a $0.42 per share dividend for the fourth quarter of 2023 with the dividend payable on December 29, 2023 to stockholders of record as of December 14, 2023.

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

	Exchanges Segment		Fixed Income and Data Services Segment		Mortgage Technology Segment		Consolidated
	Nine Months Ended September 30,
Operating income adjustments:	2023	2022	2023	2022	2023	2022	2023	2022
Total revenues, less transaction-based expenses	$3,304	$3,089	$1,668	$1,555	$815	$880	$5,787	$5,524
Operating expenses	944	904	1,057	1,029	1,017	817	3,018	2,750
Less: Amortization of acquisition-related intangibles	49	50	127	137	316	271	492	458
Less: Transaction and integration costs	—	—	—	—	201	79	201	79
Less: Other	17	—	—	—	—	—	17	—
Adjusted operating expenses	$878	$854	$930	$892	$500	$467	$2,308	$2,213
Operating income/(loss)	$2,360	$2,185	$611	$526	$(202)	$63	$2,769	$2,774
Adjusted operating income	$2,426	$2,235	$738	$663	$315	$413	$3,479	$3,311
Operating margin	71%	71%	37%	34%	(25)%	7%	48%	50%
Adjusted operating margin	73%	72%	44%	43%	39%	47%	60%	60%

Non-operating income adjustments:
Net income attributable to ICE common stockholders							$1,995	$1,021
Add: Amortization of acquisition-related intangibles							492	458
Add: Transaction and integration costs							201	79
Add/(Less): Net interest (income)/expense on pre-acquisition-related debt and debt extinguishment							(12)	79
Less: Gain on sale of Euroclear equity investment and dividends received							—	(41)
Add: Net losses from and impairment of unconsolidated investees							91	1,152
Add: Other							40	9
Less: Income tax effect for the above items							(178)	(478)
Less: Deferred tax adjustments on acquisition-related intangibles							(131)	(3)
Less: Other tax adjustments							(81)	—
Adjusted net income attributable to ICE common stockholders							$2,417	$2,276
Diluted earnings per share attributable to ICE common stockholders							$3.55	$1.82
Adjusted diluted earnings per share attributable to ICE common stockholders							$4.30	$4.06
Diluted weighted average common shares outstanding							562	561

	Exchanges Segment		Fixed Income and Data Services Segment		Mortgage Technology Segment		Consolidated
	Three Months Ended September 30,
Operating income adjustments:	2023	2022	2023	2022	2023	2022	2023	2022
Total revenues, less transaction-based expenses	$1,114	$1,001	$559	$534	$330	$276	$2,003	$1,811
Operating expenses	313	301	358	337	487	260	1,158	898
Less: Amortization of acquisition-related intangibles	16	17	42	44	133	91	191	152
Less: Transaction and integration costs	—	—	—	—	155	19	155	19
Adjusted operating expenses	$297	$284	$316	$293	$199	$150	$812	$727
Operating income/(loss)	$801	$700	$201	$197	$(157)	$16	$845	$913
Adjusted operating income	$817	$717	$243	$241	$131	$126	$1,191	$1,084
Operating margin	72%	70%	36%	37%	(48)%	6%	42%	50%
Adjusted operating margin	73%	72%	44%	45%	39%	46%	59%	60%

Non-operating income adjustments:
Net income/(loss) attributable to ICE common stockholders							$541	$(191)
Add: Amortization of acquisition-related intangibles							191	152
Add: Transaction and integration costs							155	19
Add: Net interest expense on pre-acquisition-related debt and debt extinguishment							—	31
Add: Net losses from and impairment of unconsolidated investees							26	1,095
Add: Other							23	—
Less: Income tax effect for the above items							(66)	(355)
Less: Deferred tax adjustments on acquisition-related intangibles							(46)	(18)
Adjusted net income attributable to ICE common stockholders							$824	$733
Diluted earnings/(loss) per share attributable to ICE common stockholders							$0.96	$(0.34)
Adjusted diluted earnings per share attributable to ICE common stockholders							$1.46	$1.31
Diluted weighted average common shares outstanding							565	560
Amortization of acquisition-related intangibles are included in non-GAAP adjustments as excluding these non-cash expenses provides greater clarity regarding our financial strength and stability of cash operating results.
Transaction and integration costs are included as part of our core business expenses, except for those that are directly related to the announcement, closing, financing, or termination of a transaction. However, we adjust for the acquisition-related transaction and integration costs for acquisitions such as Ellie Mae given the magnitude of the $11.4 billion purchase price of the acquisition. We also adjust for the acquisition-related transaction costs related to our $11.8 billion acquisition of Black Knight for the same reason.
We adjust for our share of net gains/(losses) related to our equity method investments, which primarily include OCC and Bakkt. During the three months ended September 30, 2022, we also exclude an impairment in our investment in Bakkt to its fair value. We believe these adjustments provide greater clarity of our performance, given that equity and equity method investments are non-cash and not a part of our core operations.
Other non-GAAP adjustments during the nine months ended September 30, 2023 relate to a $6 million expense for claims made following a NYSE system outage that occurred in January 2023, accruals related to potential regulatory settlements of $11 million, the combined loss of $7 million related to our fair value adjustment and sale of a portion of our Dun & Bradstreet investment, net of dividends, and an impairment related to our consolidated audit trail, or CAT, loan receivable of $16 million. The CAT was approved by the SEC in 2016 to improve regulators’ ability to monitor trading activity. Other non-GAAP adjustments during the nine months ended September 30, 2022 relate to an accrual for a legal settlement. We do not consider events of this type to be reflective of our core business.
During the nine months ended September 30, 2023, we exclude $12 million of net interest income on interest earned on investments from the pre-acquisition debt proceeds, net of interest expense on pre-acquisition-related debt from our May 2022 debt refinancing related to the Black Knight acquisition. During the nine months ended September 30, 2022, we exclude $79 million of net interest expense on pre-acquisition-related debt for the same refinancing. This adjustment is net of $30 million of interest income earned on investments from the pre-acquisition debt proceeds. In addition, during the three months ended September 30, 2022 we exclude the $30 million of costs associated with the May and June 2022 extinguishment of four series of senior notes that would have matured in 2022 and 2023 using proceeds from our May 2022 issuance of new senior notes as a non-GAAP adjustment. Finally, during the nine months ended September 30, 2022, we exclude the gain on the sale of our Euroclear investment. We do not consider events of this type to be reflective of our core business.

Non-GAAP tax adjustments include the tax impacts of the pre-tax non-GAAP adjustments, deferred tax adjustments on acquisition-related intangibles, and other tax adjustments. The deferred tax adjustments of $131 million and $46 million for the nine and three months ended September 30, 2023, respectively, and $3 million and $18 million for the nine and three months ended September 30, 2022, respectively, are primarily related to U.S. state apportionment changes. Other tax adjustments of $81 million during the nine months ended September 30, 2023 are primarily related to audit settlements for pre-acquisition tax matters as well as state apportionment changes in prior years.
Non-GAAP Liquidity Measures
We consider adjusted free cash flow to be a non-GAAP liquidity measure that provides useful information to management and investors to analyze cash resources generated from our operations. We believe that adjusted free cash flow is also useful as one of the bases for comparing our performance with our competitors, and demonstrates our ability to convert the reinvestment of capital expenditures and capitalized software development costs required to maintain and grow our business, as well as adjust for timing differences related to the payment of section 31 fees. This non-GAAP liquidity measure is not presented in accordance with, or as an alternative to, GAAP liquidity measures and may be different from non-GAAP measures used by other companies. Adjusted free cash flow, including the related adjustments are as follows (in millions):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$2,573	$2,462
Less: Capital expenditures	(104)	(125)
Less: Capitalized software development costs	(222)	(200)
Free cash flow	2,247	2,137
Add/(less): Section 31 fees, net	205	(1)
Adjusted free cash flow	$2,452	$2,136
For additional information on these items, refer to our consolidated financial statements included in this Quarterly Report and “—Consolidated Operating Expenses” above.
Contractual Obligations and Commercial Commitments
During the nine months ended September 30, 2023, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K.
As described in Note 12 to our consolidated financial statements, which are included elsewhere in this Quarterly Report, certain clearing house collateral is reported off-balance sheet. We do not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities.
New and Recently Adopted Accounting Pronouncements
During the nine months ended September 30, 2023, there were no significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 of our 2022 Form 10-K.
Critical Accounting Policies
During the nine months ended September 30, 2023, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K.
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

Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term restricted cash and cash equivalents, short-term and long-term investments. As of September 30, 2023 and December 31, 2022, our cash and cash equivalents, short-term and long-term restricted cash and cash equivalents, short-term and long-term investments and indebtedness were $2.5 billion and $8.4 billion, respectively. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical 50% decrease in short-term interest rates would decrease our annual pre-tax earnings by $15 million as of September 30, 2023, assuming no change in the amount or composition of our cash and cash equivalents and short-term and long-term restricted cash and cash equivalents.
As of September 30, 2023, we had $23.3 billion in outstanding debt, the majority of which relate to our senior notes with fixed rates. Changes in interest rates impact the fair value of our fixed rate debt but do not impact earnings or cash flows. See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Debt" and Note 8 to our consolidated financial statements included in this Quarterly Report.
The interest rates on our Commercial Paper Program are currently evaluated based upon current maturities and market conditions. The weighted average interest rate under our Commercial Paper Program was 5.62% as of September 30, 2023. The effective interest rate of commercial paper issuances will fluctuate based on the movement in short-term interest rates along with shifts in supply and demand within the commercial paper market.
Foreign Currency Exchange Rate Risk
As an international business, we are subject to foreign currency exchange rate risk. We may experience gains or losses from foreign currency transactions in the future given that a significant part of our assets and liabilities are recorded in pounds sterling, Canadian dollars or euros, and a significant portion of our revenues and expenses are recorded in pounds sterling or euros. Certain assets, liabilities, revenues and expenses of foreign subsidiaries are denominated in the local functional currency of such subsidiaries. Our exposure to foreign denominated earnings for the nine and three months ended September 30, 2023 and 2022 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Nine Months Ended September 30, 2023		Three Months Ended September 30, 2023		Nine Months Ended September 30, 2022		Three Months Ended September 30, 2022
	Pound Sterling	Euro	Pound Sterling	Euro	Pound Sterling	Euro	Pound Sterling	Euro
Average exchange rate to the U.S. dollar in the current year period	1.2444	1.0835	1.2660	1.0881	1.2589	1.0649	1.1774	1.0071
Average exchange rate to the U.S. dollar in the same period in the prior year	1.2589	1.0649	1.1774	1.0071	1.3854	1.1967	1.3784	1.1788
Average exchange rate increase/ (decrease)	(1)%	2%	8%	8%	(9)%	(11)%	(15)%	(15)%
Foreign denominated percentage of:
Revenues, less transaction-based expenses	7%	7%	7%	7%	8%	6%	7%	6%
Operating expenses	7%	2%	6%	1%	8%	2%	7%	2%
Operating income	7%	14%	7%	15%	7%	11%	8%	11%
Impact of the currency fluctuations (1) on:
Revenues, less transaction-based expenses	$(6)	$7	$10	$10	$(42)	$(44)	$(22)	$(20)
Operating expenses	$(2)	$—	$6	$—	$(21)	$(6)	$(11)	$(2)
Operating income	$(4)	$7	$4	$10	$(21)	$(38)	$(11)	$(18)

(1)    Represents the impact of currency fluctuation for the nine and three months ended September 30, 2023 and 2022 compared to the same periods in the prior year.
We have a significant part of our assets, liabilities, revenues and expenses recorded in pounds sterling or euros. During both the nine and three months ended September 30, 2023, 14% of our consolidated revenues, less transaction-based expenses were denominated in pounds sterling or euros and for the nine and three months ended September 30, 2023, 9% and 7%, respectively of our consolidated operating expenses were denominated in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.

Foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables occurs through our operations, which are received in or paid in pounds sterling, Canadian dollars, or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We incurred foreign currency transaction losses of $8 million and $9 million for the nine months ended September 30, 2023 and 2022, respectively, and $3 million for the three months ended September 30, 2023, inclusive of the impact of foreign currency hedging transactions. We did not incur significant foreign currency gains/(losses) during the three months ended September 30, 2022. The foreign currency transaction losses were primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. A 10% adverse change in the underlying foreign currency exchange rates as of September 30, 2023, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity, would result in a foreign currency loss of $8 million.
We entered into foreign currency hedging transactions during the nine and three months ended September 30, 2023 and 2022 as economic hedges to help mitigate a portion of our foreign exchange risk exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. Although we may enter into additional hedging transactions in the future, these hedging arrangements may not be effective, particularly in the event of imprecise forecasts of the levels of our non-U.S. denominated assets and liabilities.
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

	As of September 30, 2023
	Position in pounds sterling	Position in Canadian dollars	Position in euros
Assets	£762	$2,327	€184
of which goodwill represents	545	391	92
Liabilities	164	1,891	61
Net currency position	£598	$436	€123
Net currency position, in $USD	$729	$321	$129
Negative impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$73	$32	$13
Foreign currency translation adjustments are included as a component of accumulated other comprehensive income/(loss) within our balance sheet. See the table below for the portion of equity attributable to foreign currency translation adjustments as well as the activity for the nine and three months ended September 30, 2023 included within our statement of other comprehensive income. The impact of the foreign currency exchange rate differences were primarily driven by the following fluctuations of currencies:

	Pound sterling to U.S. dollar	Euro to U.S. Dollar
September 30, 2023	1.2200	1.0572
June 30, 2023	1.2697	1.0911
December 31, 2022	1.2093	1.0704

Changes in Accumulated Other Comprehensive Loss from Foreign Currency Translation Adjustments (in millions)
Balance, as of December 31, 2022	$(278)
Other comprehensive income	—
Income tax benefit/(expense)	—
Net current period other comprehensive income	—
Balance, as of September 30, 2023	$(278)

Changes in Accumulated Other Comprehensive Loss from Foreign Currency Translation Adjustments (in millions)
Balance, as of June 30, 2023	$(231)
Other comprehensive income	(47)
Income tax benefit/(expense)	—
Net current period other comprehensive income	(47)
Balance, as of September 30, 2023	$(278)

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
Clearing House Cash Deposit Risks
The ICE Clearing Houses hold material amounts of clearing member margin deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. Refer to Note 12 to our consolidated financial statements for more information on the ICE Clearing Houses' cash and cash equivalent margin deposits and guaranty funds, invested deposits, delivery contracts receivable and unsettled variation margin which were $81.2 billion as of September 30, 2023. While we seek to achieve a reasonable rate of return which may generate interest income for our clearing members, we are primarily concerned with preservation of capital and managing the risks associated with these deposits. As the ICE Clearing Houses may pass on interest revenues (minus costs) to the clearing members, this could include negative or reduced yield due to market conditions. For a summary of the risks associated with these deposits and how these risks are mitigated, see Part II, Item 7(A) “Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Form 10-K.
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
ITEM 1(A).     RISK FACTORS
During the nine months ended September 30, 2023, there were no significant new risk factors from those disclosed in Part I, Item 1A, "Risk Factors" in our 2022 Form 10-K. In addition to the other information set forth in this Quarterly Report, including the information in the "—Regulation" section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the factors discussed under “Risk Factors” and the regulation discussion under “Business—Regulation” in our 2022 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our 2022 Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Repurchases
During the nine months ended September 30, 2023, there were not any purchases made by or on behalf of ICE or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock.
Refer to Note 10 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report, for details on our stock repurchases.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
On August 7, 2023, Jeffrey C. Sprecher, our Chair and Chief Executive Officer, adopted a trading plan for the sale of shares of ICE common stock for himself and Continental Power Exchange, Inc., of which he owns 100% of the equity interests. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) October 31, 2024; or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 505,165 shares plus an undetermined number of shares to be sold resulting from the vesting of performance-based restricted stock units less the amount of shares that will be withheld to satisfy the payment of Mr. Sprecher's tax withholding obligations. The number of shares to be sold under the plan, excluding the unknown number of unvested performance-based restricted stock units, is less than ten percent of the aggregate number of shares beneficially owned by Mr. Sprecher as reported in our most recently filed Definitive Proxy Statement.
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

4.1*	—	Indenture among Black Knight InfoServ, LLC, the Guarantors party thereto and Wells Fargo Bank, National Association, dated August 26, 2020.

4.2*	—	Form of 3.625% Senior Note due 2028 of Black Knight InfoServ, LLC (included as an exhibit to the Indenture dated August 26, 2020).

10.1	—
Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.'s Registration Statement on Form S-8, filed with the SEC on September 5, 2023, File No. 333-274344).

10.2	—
Form of 2023 Performance-Based Restricted Stock Unit Award Agreement (Deal Incentive Award) used with respect to grants of performance-based restricted stock units by the Company under the Intercontinental Exchange, Inc. 2022 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 3.2 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on October 6, 2023, File No. 001-36198).

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	—	Section 1350 Certification of Chief Executive Officer.

32.2**	—	Section 1350 Certification of Chief Financial Officer.

101	—
The following materials from Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	—	The cover page from Intercontinental Exchange, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL.

*	Filed herewith.
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

Intercontinental Exchange, Inc. (Registrant)

Date: November 2, 2023	By:	/s/ A. Warren Gardiner
A. Warren Gardiner
Chief Financial Officer
(Principal Financial Officer)