Form 10-K/A
period 2023-12-31
Intercontinental Exchange, Inc.
filed 2024-03-27
CIK 1571949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-
K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T (§232.405
of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,
a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in
Rule 12b-2 of
the Exchange Act. Yes ☒ No ☐

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of
the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and
non-voting
common equity held by
non-affiliates
computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $62.8 billion
.
As of February 5, 2024, the number of shares of the registrant’s Common Stock outstanding was 572,616,425 shares.

PCAOB ID: 42	Auditor Name: Ernst & Young LLP	Auditor Location: New York, New York
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
On February 8, 2024, Intercontinental Exchange Inc. (“we,” “us,” “our,” the “Company,” or “ICE”) filed its Annual Report on
Form 10-K for
the fiscal year ended December 31, 2023 (“2023
Form 10-K”) with
the U.S. Securities and Exchange Commission (the “SEC”).
We are filing this Amendment No. 1 on
Form 10-K/A (“Amendment
No. 1”) to amend Part IV, Item 15 of the 2023
Form 10-K to
provide the financial statements of Bakkt Holdings, Inc. (“Bakkt”) filed pursuant to
Rule 3-09 of
Regulation S-X. Bakkt
was a significant equity investee under
Rule 3-09 for
the year ended December 31, 2022. We concluded that Bakkt no longer meets the significance test for the year ended December 31, 2023. However, in accordance with Rule
3-09
of Regulation
S-X,
as Bakkt met the significance test for a prior year presented in the financial statements included in the 2023 Form 10-K, this Amendment No. 1 is being filed to provide the financial statements of Bakkt. No other changes are being made to the 2023
Form 10-K pursuant
to this Amendment No. 1. The consolidated financial statements of Bakkt as of and for the year ended December 31, 2023 provided hereby were prepared and provided to us by Bakkt.
Except as otherwise expressly noted, this Amendment No. 1 does not modify or update in any way (i) the consolidated financial position, the results of operations or cash flows of the Company, or (ii) the disclosures in or exhibits to the 2023
Form 10-K;
nor does it reflect events occurring after the filing of the 2023
Form 10-K. Among
other things, forward-looking statements made in the 2023
Form 10-K have
not been revised to reflect events
t
hat occurred or facts that became known to us after the filing of the 2023
Form 10-K, and
such forward-looking statements should be read in their historical context. Furthermore, this Amendment No. 1 should be read in conjunction with the 2023
Form 10-K
and any subsequent filings with the SEC.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Report

(1)	Financial Statements

Our consolidated financial statements and the related reports of management and our independent registered public accounting firm which are required to be filed as part of this report are included in our 2023 Form 10-K filed on February 8, 2024. These consolidated financial statements are as follows:

•	Consolidated Balance Sheets as of December 31, 2023 and 2022

•	Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021

•	Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest for the years ended December 31, 2023, 2022 and 2021

•	Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes, thereto.

(3)	Exhibits

See (b) below.

(b)	Exhibits

The exhibits listed below under “Index to Exhibits” are filed with or incorporated by reference in our 2023 Form 10-K and this Amendment No. 1. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. We will furnish any exhibit upon request to Investor Relations, 5660 New Northside Drive, Atlanta, Georgia 30328.

(c)	Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons

The consolidated financial statements of Bakkt Holdings, Inc. as of and for the year ended December 31, 2023, and the related notes, audited by Ernst & Young LLP, independent registered public accounting firm, as set forth in their report dated March 25, 2024 included therein, included in Exhibit 99.1 to this Amendment No. 1, are filed as part of Item 15 of this Amendment No. 1 to our 2023 Form 10-K and should be read in conjunction with our consolidated financial statements

EXHIBITS

Exhibit Number		Description of Document

2.1	—	Agreement and Plan of Merger, dated as of May 4, 2022, among Intercontinental Exchange, Inc., Sand Merger Sub Corporation and Black Knight, Inc. (incorporated by reference to Exhibit 2.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 6, 2022, File No. 001-36198).

2.2	—	Amendment No. 1, dated as of March 7, 2023, to the Agreement and Plan of Merger, dated as of May 4, 2022, among Intercontinental Exchange, Inc., Sand Merger Sub Corporation and Black Knight, Inc. (incorporated by reference to Exhibit 2.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on March 7, 2023, File No. 001-36198).

3.1	—	Sixth Amended and Restated Certificate of Incorporation of Intercontinental Exchange, Inc., effective August 22, 2022 (incorporated by reference to Exhibit 3.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 22, 2022, File No. 001-36198).

3.2	—	Ninth Amended and Restated Bylaws of Intercontinental Exchange, Inc., effective August 22, 2022 (incorporated by reference to Exhibit 3.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 22, 2022, File No. 001-36198).

4.1	—	Indenture dated as of November 24, 2015 among Intercontinental Exchange, Inc., as issuer, NYSE Holdings LLC, as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on November 24, 2015, File No. 001-36198).

4.2	—	First Supplemental Indenture dated as of November 24, 2015 among Intercontinental Exchange, Inc., as issuer, NYSE Holdings LLC, as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on November 24, 2015, File No. 001-36198).

4.3	—	Form of 3.75% Senior Notes due 2025 (included as an exhibit to the First Supplemental Indenture dated as of November 24, 2015) (incorporated by reference to Exhibit 4.4 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on November 24, 2015, File No. 001-36198).

4.4	—	Second Supplemental Indenture dated as of August 17, 2017 among Intercontinental Exchange, Inc., as issuer, NYSE Holdings LLC, as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 17, 2017, File No. 001-36198).

4.5	—	Form of 3.100% Senior Notes due 2027 (included as an exhibit to the Second Supplemental Indenture dated as of August 17, 2017) (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 17, 2017, File No. 001-36198).

4.6	—	Indenture dated as of August 13, 2018 between Intercontinental Exchange, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 13, 2018, File No. 001-36198).

4.7	—	First Supplemental Indenture dated as of August 13, 2018 between Intercontinental Exchange, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 13, 2018, File No. 001-36198).

4.8	—	Form of 3.750% Senior Notes due 2028 (included as an exhibit to the First Supplemental Indenture dated as of August 13, 2018) (incorporated by reference to Exhibit 4.4 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 13, 2018, File No. 001-36198).

4.9	—	Form of 4.250% Senior Notes due 2048 (included as an exhibit to the First Supplemental Indenture dated as of August 13, 2018) (incorporated by reference to Exhibit 4.5 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 13, 2018, File No. 001-36198).

4.10	—	Second Supplemental Indenture dated as of May 26, 2020 between Intercontinental Exchange, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 26, 2020, File No. 001-36198).

4.11	—	Form of 2.100% Senior Notes due 2030 (included as an exhibit to the Second Supplemental Indenture dated as of May 26, 2020) (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 26, 2020, File No. 001-36198).

4.12	—	Form of 3.000% Senior Notes due 2050 (included as an exhibit to the Second Supplemental Indenture dated as of May 26, 2020) (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 26, 2020, File No. 001-36198).

4.13	—	Third Supplemental Indenture dated as of August 20, 2020 between Intercontinental Exchange, Inc., as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 20, 2020, File No. 001-36198).

4.14	—	Form of 1.850% Senior Notes due 2032 (included as an exhibit to the Third Supplemental Indenture dated as of August 20, 2020) (incorporated by reference to Exhibit 4.4 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 20, 2020, File No. 001-36198).

4.15	—	Form of 2.650% Senior Notes due 2040 (included as an exhibit to the Third Supplemental Indenture dated as of August 20, 2020) (incorporated by reference to Exhibit 4.5 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 20, 2020, File No. 001-36198).

4.16	—	Form of 3.000% Senior Notes due 2060 (included as an exhibit to the Third Supplemental Indenture dated as of August 20, 2020) (incorporated by reference to Exhibit 4.6 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 20, 2020, File No. 001-36198).

4.17	—	Fourth Supplemental Indenture dated as of May 23, 2022 between Intercontinental Exchange, Inc., as issuer, and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

4.18	—	Form of 3.650% Senior Notes due 2025 (included as an exhibit to the Fourth Supplemental Indenture dated as of May 23, 2022) (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

4.19	—	Form of 4.000% Senior Notes due 2027 (included as an exhibit to the Fourth Supplemental Indenture dated as of May 23, 2022) (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

4.20	—	Form of 4.350% Senior Notes due 2029 (included as an exhibit to the Fourth Supplemental Indenture dated as of May 23, 2022) (incorporated by reference to Exhibit 4.4 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

4.21	—	Form of 4.600% Senior Notes due 2033 (included as an exhibit to the Fourth Supplemental Indenture dated as of May 23, 2022) (incorporated by reference to Exhibit 4.5 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

4.22	—	Form of 4.950% Senior Notes due 2052 (included as an exhibit to the Fourth Supplemental Indenture dated as of May 23, 2022) (incorporated by reference to Exhibit 4.6 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

4.23	—	Form of 5.200% Senior Notes due 2062 (included as an exhibit to the Fourth Supplemental Indenture dated as of May 23, 2022) (incorporated by reference to Exhibit 4.7 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

4.24	—	Indenture among Black Knight InfoServ, LLC, the Guarantors party thereto and Wells Fargo Bank, National Association, dated August 26, 2020 (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2023, File No. 001-36198).

4.25	—	Form of 3.625% Senior Notes due 2028 of Black Knight InfoServ, LLC (included as an exhibit to the Indenture dated as of August 26, 2020) (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2023, File No. 001-36198).

4.26*	—	Description of ICE’s Securities Registered under Section 12 of the Exchange Act.

10.1	—	Employment Agreement dated February 24, 2012 between Intercontinental Exchange Holdings, Inc. and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on February 24, 2012, File No. 001-32671).

10.2	—	Employment Agreement, dated as of May 15, 2021, between Intercontinental Exchange Holdings, Inc. and Warren Gardiner (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Amendment No. 1 to Current Report on Form 8-K filed with the SEC on May 20, 2021, File No. 001-36198).

10.3	—	Employment Agreement dated February 1, 2023 between Intercontinental Exchange Holdings, Inc. and Christopher Edmonds (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023, File No 001-36198).

10.4	—	Employment Agreement dated August 1, 2016 between Intercontinental Exchange Holdings, Inc. and Benjamin Jackson (incorporated by reference to Exhibit 10.6 to Intercontinental Exchange, Inc.’s Annual Report on Form 10-K filed with the SEC on February 7, 2018, File No. 001-36198).

10.5	—	Employment Agreement dated as of February 1, 2021 between ICE Data, LP, a wholly-owned subsidiary of Intercontinental Exchange, Inc. and Lynn Martin (incorporated by reference to Exhibit 10.3 to Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021, File No. 001-36198).

10.6	—	Form of Employment Agreement between Intercontinental Exchange Holdings, Inc. and the other U.S. officers (incorporated by reference to Exhibit 10.6 to Intercontinental Exchange Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on February 24, 2012, File No. 001-32671).

10.7	—	Intercontinental Exchange, Inc. Annual Executive Bonus Plan (incorporated by reference to Exhibit 10.9 to Intercontinental Exchange Holdings, Inc.’s Annual Report on Form 10-K filed with the SEC on February 2, 2023, File No. 001-36198).

10.8	—	Intercontinental Exchange Holdings, Inc. 2013 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange Holdings, Inc.’s Registration Statement on Form S-8, filed with the SEC on May 24, 2013, File No. 333-188815).

10.9	—	Black Knight, Inc. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.’s Registration Statement on Form S-8, filed with the SEC on September 5, 2023, File No. 333-274344).

10.10	—	Intercontinental Exchange, Inc. 2017 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.’s Form S-8 filed with the SEC on May 22, 2017, File No. 333-218619).

10.11	—	Intercontinental Exchange, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.’s Registration Statement on Form S-8, filed with the SEC on May 21, 2018, File No. 333-225065).

10.12	—	Intercontinental Exchange, Inc. 2022 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit A to Intercontinental Exchange, Inc.’s Definitive Proxy Statement filed on March 25, 2022, File No. 001-36198).

10.13	—	Intercontinental Exchange, Inc. 2022 Omnibus Non-Employee Director Incentive Plan (incorporated by reference to Exhibit B to Intercontinental Exchange, Inc.’s Definitive Proxy Statement filed on March 25, 2022, File No. 001-36198).

10.14	—	Form of Performance-Based Restricted Stock Unit Award Agreement (EBITDA and TSR) used with respect to grants of performance-based restricted stock units by the Company under the Intercontinental Exchange, Inc. 2017 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.17 to Intercontinental Exchange, Inc.’s Annual Report on Form 10-K filed with the SEC on February 7, 2018, File No. 001-36198).

10.15	—	Form of Performance-Based Restricted Stock Unit Award Agreement (Relative 3-Year TSR) used with respect to grants of performance-based restricted stock units by the Company under the Intercontinental Exchange, Inc. 2017 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.18 to Intercontinental Exchange, Inc.’s Annual Report on Form 10-K filed with the SEC on February 7, 2018, File No. 001-36198).

10.16	—	Form of Performance-Based Restricted Stock Unit Award Agreement (EBITDA and TSR) used with respect to grants of performance-based restricted stock units by the Company under the Intercontinental Exchange, Inc. 2022 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.17 to Intercontinental Exchange, Inc.’s Annual Report on Form 10-K filed with the SEC on February 2, 2023, File No. 001-36198).

10.17	—	Form of Performance-Based Restricted Stock Unit Award Agreement (Relative 3-Year TSR) used with respect to grants of performance-based restricted stock units by the Company under the Intercontinental Exchange, Inc. 2022 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.18 to Intercontinental Exchange, Inc.’s Annual Report on Form 10-K filed with the SEC on February 2, 2023, File No. 001-36198).

10.18	—	Form of 2023 Performance-Based Restricted Stock Unit Award Agreement (Deal Incentive Award) used with respect to grants of performance-based restricted stock units by the Company under the Intercontinental Exchange, Inc. 2022 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 3.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023, File No. 001-36198).

10.19	—	Contribution and Asset Transfer Agreement, dated as of May 11, 2000, by and between IntercontinentalExchange, LLC, Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.31 to Intercontinental Exchange Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 25, 2005, File No. 333-123500).

10.20	—	First Amendment to Contribution and Asset Transfer Agreement, dated as of May 17, 2000, by and among IntercontinentalExchange, LLC, Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.32 to Intercontinental Exchange Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 25, 2005, File No. 333-123500).

10.21	—	Second Amendment to Contribution and Asset Transfer Agreement, dated as of October 24, 2005, by and among Intercontinental Exchange Holdings, Inc., Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.33 to Intercontinental Exchange Holdings, Inc.’s Registration Statement on Form S-1 filed with the SEC on October 25, 2005, File No. 333-123500).

10.22	—	Aircraft Time Sharing Agreement dated as of March 4, 2021 between Intercontinental Exchange Holdings, Inc. and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.5 to Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021, File No. 001-36198).

10.23	—	Aircraft Time Sharing Agreement dated as of February 2, 2022 between Intercontinental Exchange Holdings, Inc. and Warren Gardiner (incorporated by reference to Exhibit 10.23 to Intercontinental Exchange, Inc.’s Annual Report on Form 10-K filed with the SEC on February 3, 2022, File No. 001-36198).

10.24	—	Aircraft Time Sharing Agreement dated as of April 17, 2023 between Intercontinental Exchange Holdings, Inc. and Christopher Edmonds (incorporated by reference to Exhibit 10.2 to Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023, File No. 001-36198).

10.25	—	Aircraft Time Sharing Agreement dated as of March 4, 2021 between Intercontinental Exchange Holdings, Inc. and Benjamin R. Jackson (incorporated by reference to Exhibit 10.7 to Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021, File No. 001-36198).

10.26	—	Aircraft Time Sharing Agreement dated as of March 4, 2021 between Intercontinental Exchange Holdings, Inc. and Lynn Martin (incorporated by reference to Exhibit 10.4 to Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021, File No. 001-36198).

10.27	—	Form of Agreement Relating to Noncompetition and Other Covenants signed by each of the non-employee directors and by Intercontinental Exchange, Inc. (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 17, 2016, File No. 001-36198).

10.28	—	Credit Agreement dated as of April 3, 2014 among Intercontinental Exchange, Inc. and ICE Europe Parent Limited, as borrowers, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swingline lender, Bank of America, N.A., as syndication agent, and each of the lenders party thereto for an aggregate $3.0 billion five-year senior unsecured revolving credit facility (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on April 7, 2014).

10.29	—	First Amendment to Credit Agreement dated as of May 15, 2015 amending Credit Agreement originally dated April 3, 2014 among Intercontinental Exchange, Inc. (formerly known as IntercontinentalExchange Group, Inc.) and ICE Europe Parent Limited, as borrowers, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swingline lender, Bank of America N.A., as syndication agent, and each of the lenders party thereto for an aggregate $3.0 billion five-year senior unsecured revolving credit facility (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 19, 2015, File No. 001-36198).

10.30	—	Second Amendment to Credit Agreement dated as of November 9, 2015 among Intercontinental Exchange, Inc. and ICE Europe Parent Limited, as borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated April 3, 2014 (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015) among Intercontinental Exchange, Inc. and ICE Europe Parent Limited, as borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on November 13, 2015, File No. 001-36198).

10.31	—	Third Amendment to Credit Agreement dated as of November 13, 2015 among Intercontinental Exchange, Inc. and ICE Europe Parent Limited, as borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014 (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015 and the Second Amendment to Credit Agreement, dated as of November 9, 2015) among Intercontinental Exchange, Inc. and ICE Europe Parent Limited, as borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, (incorporated by reference to Exhibit 10.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on November 13, 2015, File No. 001-36198).

10.32	—	The Fourth Amendment to Credit Agreement, dated as of August 18, 2017 among Intercontinental Exchange, Inc. as borrower, NYSE Holdings LLC as guarantor, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014 among Intercontinental Exchange, Inc. and ICE Europe Parent Limited, as borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, and the Third Amendment to Credit Agreement, dated as of November 13, 2015) (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 21, 2017, File No. 001-36198).

10.33	—	The Fifth Amendment to Credit Agreement, dated as of August 18, 2017 among Intercontinental Exchange, Inc. as borrower, NYSE Holdings LLC as guarantor, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014 among Intercontinental Exchange, Inc. and ICE Europe Parent Limited, as borrowers, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015 and the Fourth Amendment to Credit Agreement, dated as of August 18, 2017) (incorporated by reference to Exhibit 10.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 21, 2017, File No. 001-36198).

10.34	—	The Sixth Amendment to Credit Agreement, dated as of August 9, 2018 among Intercontinental Exchange, Inc. as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014 among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015, the Fourth Amendment to Credit Agreement, dated as of August 18, 2017, and the Fifth Amendment to Credit Agreement, dated as of August 18, 2017) (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 9, 2018, File No. 001-36198).

10.35	—	The Seventh Amendment to Credit Agreement, dated as of August 14, 2020 among Intercontinental Exchange, Inc. as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014 among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015, the Fourth Amendment to Credit Agreement, dated as of August 18, 2017, the Fifth Amendment to Credit Agreement, dated as of August 18, 2017 and the Sixth Amendment to Credit Agreement, dated as of August 9, 2018) (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 18, 2020, File No. 001-36198).

10.36	—	The Eighth Amendment to Credit Agreement, dated as of August 21, 2020 among Intercontinental Exchange, Inc. as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014 among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015, the Fourth Amendment to Credit Agreement, dated as of August 18, 2017, the Fifth Amendment to Credit Agreement, dated as of August 18, 2017, the Sixth Amendment to Credit Agreement, dated as of August 9, 2018 and the Seventh Amendment to Credit Agreement, dated as of August 14, 2020) (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 25, 2020, File No. 001-36198).

10.37	—	The Ninth Amendment, dated as of March 8, 2021, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015, the Fourth Amendment to Credit Agreement, dated as of August 18, 2017, the Fifth Amendment to Credit Agreement, dated as of August 18, 2017, the Sixth Amendment to Credit Agreement, dated as of August 9, 2018, the Seventh Amendment to Credit Agreement, dated as of August 14, 2020 and the Eighth Amendment to Credit Agreement, dated as of August 21, 2020) (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021, File No. 001-36198).

10.38	—	The Tenth Amendment, dated as of October 15, 2021, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015, the Fourth Amendment to Credit Agreement, dated as of August 18, 2017, the Fifth Amendment to Credit Agreement, dated as of August 18, 2017, the Sixth Amendment to Credit Agreement, dated as of August 9, 2018, the Seventh Amendment to Credit Agreement, dated as of August 14, 2020, the Eighth Amendment to Credit Agreement, dated as of August 21, 2021, and the Ninth Amendment to Credit Agreement, dated as of March 8, 2021) (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on October 18, 2021, File No. 001-36198).

10.39	—	The Eleventh Amendment, dated as of May 11, 2022, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015, the Fourth Amendment to Credit Agreement, dated as of August 18, 2017, the Fifth Amendment to Credit Agreement, dated as of August 18, 2017, the Sixth Amendment to Credit Agreement, dated as of August 9, 2018, the Seventh Amendment to Credit Agreement, dated as of August 14, 2020, the Eighth Amendment to Credit Agreement, dated as of August 21, 2020, the Ninth Amendment to Credit Agreement, dated as of March 8, 2021 and the Tenth Amendment to Credit Agreement, dated as of October 15, 2021) (incorporated by reference to Exhibit 10.3 to Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2022, File No. 001-36198).

10.40	—	The Twelfth Amendment, dated as of May 25, 2022, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015, the Fourth Amendment to Credit Agreement, dated as of August 18, 2017, the Fifth Amendment to Credit Agreement, dated as of August 18, 2017, the Sixth Amendment to Credit Agreement, dated as of August 9, 2018, the Seventh Amendment to Credit Agreement, dated as of August 14, 2020, the Eighth Amendment to Credit Agreement, dated as of August 21, 2020, the Ninth Amendment to Credit Agreement, dated as of March 8, 2021, the Tenth Amendment to Credit Agreement, dated as of October 15, 2021, and the Eleventh Amendment to Credit Agreement, dated as of May 11, 2022) (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on June 1, 2022, File No. 001-36198).

10.41	—	Term Loan Credit Agreement, dated as of May 25, 2022, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on June 1, 2022, File No. 001-36198).

21.1*	—	Subsidiaries of Intercontinental Exchange, Inc.

23.1*	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2**	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1*	—	Power of Attorney.

31.1**	—	Rule 13a -14(a)/15d -14(a) Certification of Chief Executive Officer.

31.2**	—	Rule 13a -14(a)/15d -14(a) Certification of Chief Financial Officer.

32.1**	—	Section 1350 Certification of Chief Executive Officer.

32.2**	—	Section 1350 Certification of Chief Financial Officer.

97*	—	Intercontinental Exchange, Inc. Mandatory Clawback Policy.

99.1	—	Consolidated financial statements of Bakkt Holdings, Inc. as of and for the year ended December 31, 2023 (incorporated by reference to Item 8 of Bakkt Holdings, Inc,’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 25, 2024, File No. 001-39544). No other part of the Bakkt Holdings Annual Report on Form 10-K is being incorporated by reference.

101**	—	Interactive data file.

104**	—	The cover page from Intercontinental Exchange, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL.

*	Filed with Registrant’s Form 10-K dated February 8, 2024.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intercontinental Exchange, Inc. (Registrant)

/s/ A. Warren Gardiner
Date: March 27, 2024	By:	A. Warren Gardiner
Chief Financial Officer