Form 10-Q
period 2024-03-31
Intercontinental Exchange, Inc.
filed 2024-05-02
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☑
As of April 29, 2024, the number of shares of the registrant’s Common Stock outstanding was 573,584,580 shares.

INTERCONTINENTAL EXCHANGE, INC.
Form 10-Q
Quarterly Period Ended March 31, 2024

PART I. Financial Statements
Item 1.    Consolidated Financial Statements

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)

	As of	As of December 31, 2023
	March 31, 2024
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$863	$899
Short-term restricted cash and cash equivalents	1,227	531
Short-term restricted investments	—	680
Cash and cash equivalent margin deposits and guaranty funds	74,123	78,980
Invested deposits, delivery contracts receivable and unsettled variation margin	2,056	1,814
Customer accounts receivable, net of allowance for doubtful accounts of $19 and $21 at March 31, 2024 and December 31, 2023, respectively	1,645	1,366
Prepaid expenses and other current assets	628	703
Total current assets	80,542	84,973
Property and equipment, net	1,960	1,923
Other non-current assets:
Goodwill	30,549	30,553
Other intangible assets, net	17,056	17,317
Long-term restricted cash and cash equivalents	278	340
Long-term restricted investments	62	—
Other non-current assets	950	978
Total other non-current assets	48,895	49,188
Total assets	$131,397	$136,084
Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$967	$1,003
Section 31 fees payable	66	79
Accrued salaries and benefits	180	459
Deferred revenue	590	200
Short-term debt	1,916	1,954
Margin deposits and guaranty funds	74,123	78,980
Invested deposits, delivery contracts payable and unsettled variation margin	2,056	1,814
Other current liabilities	150	137
Total current liabilities	80,048	84,626
Non-current liabilities:
Non-current deferred tax liability, net	4,030	4,080
Long-term debt	20,068	20,659
Accrued employee benefits	183	193
Non-current operating lease liability	325	299
Other non-current liabilities	454	441
Total non-current liabilities	25,060	25,672
Total liabilities	105,108	110,298
Commitments and contingencies

Equity:
Intercontinental Exchange, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 1,500 shares authorized; 650 and 649 issued at March 31, 2024 and December 31, 2023, respectively, and 573 shares outstanding at both March 31, 2024 and December 31, 2023	7	6
Treasury stock, at cost; 77 and 76 shares at March 31, 2024 and December 31, 2023, respectively	(6,375)	(6,304)
Additional paid-in capital	16,047	15,953
Retained earnings	16,865	16,356
Accumulated other comprehensive loss	(305)	(294)
Total Intercontinental Exchange, Inc. stockholders’ equity	26,239	25,717
Non-controlling interest in consolidated subsidiaries	50	69
Total equity	26,289	25,786
Total liabilities and equity	$131,397	$136,084

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Exchanges	$1,734	$1,673
Fixed income and data services	568	563
Mortgage technology	499	236
Total revenues	2,801	2,472
Transaction-based expenses:
Section 31 fees	67	119
Cash liquidity payments, routing and clearing	444	457
Total revenues, less transaction-based expenses	2,290	1,896
Operating expenses:
Compensation and benefits	462	352
Professional services	36	28
Acquisition-related transaction and integration costs	36	21
Technology and communication	205	172
Rent and occupancy	29	20
Selling, general and administrative	78	74
Depreciation and amortization	381	260
Total operating expenses	1,227	927
Operating income	1,063	969
Other income/(expense):
Interest income	30	91
Interest expense	(241)	(176)
Other income/(expense), net	112	(35)
Total other income/(expense), net	(99)	(120)
Income before income tax expense	964	849
Income tax expense	181	175
Net income	$783	$674
Net income attributable to non-controlling interest	(16)	(19)
Net income attributable to Intercontinental Exchange, Inc.	$767	$655
Earnings per share attributable to Intercontinental Exchange, Inc. common stockholders:
Basic	$1.34	$1.17
Diluted	$1.33	$1.17
Weighted average common shares outstanding:
Basic	573	559
Diluted	575	561

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$783	$674
Other comprehensive income/(loss):
Foreign currency translation adjustments	(18)	16
Change in equity method investment	7	—
Other comprehensive income/(loss)	(11)	16
Comprehensive income	$772	$690
Comprehensive income attributable to non-controlling interest	(16)	(19)
Comprehensive income attributable to Intercontinental Exchange, Inc.	$756	$671
See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Value	Shares	Value
Balance, as of December 31, 2023	649	$6	(76)	$(6,304)	$15,953	$16,356	$(294)	$69	$25,786
Other comprehensive loss	—	—	—	—	—	—	(11)	—	(11)
Exercise of common stock options	—	—	—	—	6	—	—	—	6
Payments relating to treasury shares	—	—	(1)	(71)	—	—	—	—	(71)
Stock-based compensation	—	—	—	—	63	—	—	—	63
Issuance under the employee stock purchase plan	—	—	—	—	25	—	—	—	25
Issuance of restricted stock	1	1	—	—	—	—	—	—	1
Distributions of profits	—	—	—	—	—	—	—	(35)	(35)
Dividends paid to stockholders	—	—	—	—	—	(258)	—	—	(258)
Net income attributable to non-controlling interest	—	—	—	—	—	(16)	—	16	—
Net income	—	—	—	—	—	783	—	—	783
Balance, as of March 31, 2024	650	$7	(77)	$(6,375)	$16,047	$16,865	$(305)	$50	$26,289

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Value	Shares	Value
Balance, as of December 31, 2022	634	$6	(75)	$(6,225)	$14,313	$14,943	$(331)	$55	$22,761
Other comprehensive income	—	—	—	—	—	—	16	—	16
Exercise of common stock options	—	—	—	—	10	—	—	—	10
Payments relating to treasury shares	—	—	(1)	(49)	—	—	—	—	(49)
Stock-based compensation	—	—	—	—	47	—	—	—	47
Issuance under the employee stock purchase plan	—	—	—	—	18	—	—	—	18
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Distributions of profits	—	—	—	—	—	—	—	(30)	(30)
Dividends paid to stockholders	—	—	—	—	—	(236)	—	—	(236)
Net income attributable to non-controlling interest	—	—	—	—	—	(19)	—	19	—
Net income	—	—	—	—	—	674	—	—	674
Balance, as of March 31, 2023	635	$6	(76)	$(6,274)	$14,388	$15,362	$(315)	$44	$23,211

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income	$783	$674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	381	260
Stock-based compensation	57	40
Deferred taxes	(50)	(83)
Loss on investments	3	—
Net losses from unconsolidated investees	42	35
Other	14	10
Changes in assets and liabilities:
Customer accounts receivable	(285)	(484)
Other current and non-current assets	(76)	(88)
Section 31 fees payable	(13)	(105)
Deferred revenue	393	406
Other current and non-current liabilities	(240)	(12)
Total adjustments	226	(21)
Net cash provided by operating activities	1,009	653
Investing activities:
Capital expenditures	(58)	(21)
Capitalized software development costs	(87)	(64)
Purchases of invested margin deposits	(536)	(463)
Proceeds from sales of invested margin deposits	230	2,605
Proceeds from sale of Promissory Note	75	—
Purchases of restricted investments	(64)	—
Proceeds from sales of restricted investments	702	—
Other	(3)	(12)
Net cash provided by investing activities	259	2,045
Financing activities:
Repayments of debt	(600)	(4)
Redemption of commercial paper, net	(38)	—
Dividends to stockholders	(258)	(236)
Change in cash and cash equivalent margin deposits and guaranty funds liability	(4,551)	(42,059)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(71)	(49)
Other	(4)	(3)
Net cash used in financing activities	(5,522)	(42,351)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	(5)	1
Net decrease in cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	(4,259)	(39,652)
Cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at beginning of period	80,750	150,343
Cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at end of period	$76,491	$110,691

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Supplemental cash flow disclosure:
Cash paid for income taxes	$142	$149
Cash paid for interest	$222	$167

Reconciliation of the components of cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds to the consolidated balance sheets:	As of March 31, 2024	As of March 31, 2023
Cash and cash equivalents	$863	$2,069
Short-term restricted cash and cash equivalents	1,227	6,145
Long-term restricted cash and cash equivalents	278	405
Cash and cash equivalent margin deposits and guaranty funds	74,123	102,072
Total	$76,491	$110,691

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
•Exchanges: We operate regulated marketplace technology for the listing, trading and clearing of a broad array of derivatives contracts and financial securities as well as data and connectivity services related to our exchanges and clearing houses.
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

2.    Summary of Significant Accounting Policies
Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2023. The unaudited consolidated financial statements reflect all adjustments that are, in our opinion, necessary for a fair presentation of results for the interim periods presented. We believe that these adjustments are of a normal recurring nature.
Preparing financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the amounts that are reported in our consolidated financial statements and accompanying notes. Actual amounts could differ from those estimates. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
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
We have considered the impacts of macroeconomic conditions during the quarter, including interest rates, the inflationary environment, election outcomes, geopolitical events and military conflicts, including repercussions from the conflicts in Ukraine, Israel and Gaza and the impacts that any of the foregoing may have on the global economy and on our business. As of March 31, 2024, our businesses and operations, including our exchanges, clearing houses, listings venues, data services businesses and mortgage platforms, have not suffered a material negative impact as a result of these events. There continues to be uncertainty surrounding the current macroeconomic environment and the impact that it may have on the global economy and on our business.

Recently Adopted Accounting Pronouncements
During the three months ended March 31, 2024, there were no significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023, or the 2023 Form 10-K.

3.    Acquisitions and Divestitures
Black Knight, Inc.
On September 5, 2023, we acquired 100% of the equity interests in Black Knight, Inc., or Black Knight, for aggregate transaction consideration of approximately $11.8 billion. The aggregate cash component of the transaction consideration was $10.5 billion. We issued 10.9 million shares of ICE common stock to Black Knight stockholders, which was based on the market price of our common stock and the average of the volume weighted averages of the trading prices of our common stock on each of the ten consecutive trading days ending three trading days prior to the closing of the merger. We expect that this transaction will build on our position as a provider of end-to-end electronic workflow solutions for the rapidly evolving U.S. residential mortgage industry. We believe the Black Knight ecosystem adds value for clients of all sizes across the mortgage and real estate lifecycles by helping organizations lower costs, increase efficiencies, grow their businesses, and reduce risk.
On September 14, 2023, or the Divestiture Date, in connection with the merger agreement, we sold Black Knight's Optimal Blue and Empower loan origination system, or LOS, businesses, or the Divestitures, to subsidiaries of Constellation Software, Inc. The cash proceeds from the Divestitures were $241 million. The structure of the Optimal Blue transaction also included a promissory note with a face value of $500 million, or the Promissory Note, issued by the purchaser to Black Knight, as a subsidiary of ICE, at the closing of the transaction. The Promissory Note had a 40-year term with a maturity date of September 5, 2063, and a coupon interest rate of 7.0% per year. The Promissory Note was valued at $235 million on the Divestiture Date. In accordance with Accounting Standards Codification, or ASC, 805, Business Combinations, or ASC 805, as well as ASC 360, Impairment and Disposal of Long-Lived Assets, we are required to measure an acquired long-lived asset or disposal group that is classified as held for sale at the acquisition date at fair value less cost to sell. Accordingly, there was no gain or loss recognized on the Divestitures.
For the period between the acquisition date of September 5, 2023 through the Divestiture Date, the discontinued operations of Empower and Optimal Blue were immaterial.
Pursuant to the Agreement Containing Consent Orders entered into between the Federal Trade Commission, or the FTC, and ICE and Black Knight, the Promissory Note was required to be sold within six months of the Divestiture Date. We elected the fair value option for the right to receive the net proceeds of the sale of the Promissory Note. As of December 31, 2023, we wrote down the value of the Promissory Note to $75 million based on Level 3 inputs, resulting in a fair value loss of $160 million. In February 2024, the FTC approved the buyer of the Promissory Note, and we completed the sale of the Promissory Note and received the $75 million of proceeds thereafter.
The estimated net fair value of the consideration transferred for Black Knight was approximately $11.4 billion as of the acquisition date, which consisted of the following (in millions):

Transaction Consideration
Cash	$10,542
ICE common stock*	1,274
Converted vested Black Knight awards	22
Total preliminary purchase price	$11,838
Less: Divestitures	(476)
Total net preliminary purchase price	$11,362
*Fair value of the ICE common stock is based on the ICE closing stock price on September 1, 2023, the last business day prior to the acquisition close.
The purchase price has been allocated to the net tangible and identifiable intangible assets and liabilities based on the preliminary respective estimated fair values on the date of acquisition. The excess of the purchase price over the net tangible and identifiable intangible assets has been recorded as goodwill, of which $186 million is expected to be deductible for tax purposes. Goodwill represents potential revenue synergies related to new product development, various expense synergies and opportunities to enter new markets, and is assigned to our Mortgage Technology business segment. The preliminary net purchase price allocation is as follows (in millions):

Net Preliminary Purchase Price Allocation
Cash and cash equivalents	$108
Property and equipment	119
Goodwill	9,421
Identifiable intangibles	4,948
Debt acquired	(2,397)
Other assets and liabilities, net	78
Deferred tax liabilities on identifiable intangibles	(1,266)
Other deferred tax assets	351
Net preliminary purchase price	$11,362
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
The following table sets forth the components of the preliminary intangible assets associated with the acquisition as of March 31, 2024 (in millions, except years):

	Acquisition-Date Preliminary Fair Value	Weighted average life (Years)
Developed Technology	$1,176	10
Trademarks/Tradenames	159	19
Customer Relationships	3,034	13
Data and Databases	579	10
Total	$4,948	12
Black Knight revenues of $270 million, which are included in our mortgage technology revenues, and operating expenses of $288 million were recorded in our consolidated statement of income for the three months ended March 31, 2024.
The financial information in the table below combines the historical results for us and Black Knight for the three months ended March 31, 2023, on a pro forma basis, as though the companies had been combined as of the beginning of the prior period presented (in millions). The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented. Such unaudited pro forma financial information is based on the historical financial statements of ICE and Black Knight. This unaudited pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such unaudited pro forma information, including, without limitation, purchase accounting adjustments, interest expense on debt issued to finance the purchase price, acquisition-related transaction costs, the removal of historical Black Knight intangible asset amortization and the addition of intangible asset amortization related to this acquisition. The unaudited pro forma financial information does not reflect any synergies or operating cost reductions that have been and may be achieved from the combined operations.

Three months ended March 31, 2023
Total revenues, less transaction-based expenses	$2,175
Net income attributable to ICE	$544
Transaction-based expenses included within revenues, less transaction-based expenses in the table above were not impacted by pro forma adjustments and agree to the amounts presented historically in our consolidated statements of income as they relate solely to ICE and not to Black Knight.

4.    Investments
Equity Method Investments
Our equity method investments include the Options Clearing Corporation, or OCC, and Bakkt Holdings, LLC, or Bakkt, among others. Our equity method investments are included in other non-current assets in the consolidated balance sheets. We initially record our equity method investments at cost. At the end of each reporting period, we record our share of profits or losses of our equity method investments as equity earnings included in other income and adjust the carrying value of our equity method investment accordingly. In addition, if and when our equity method investments issue cash dividends to us, we deduct the amount of these dividends from the carrying amount of that investment. We assess the carrying value periodically if impairment indicators are present.
We recognized $42 million and $35 million as our share of estimated losses, net, from our equity method investments during the three months ended March 31, 2024 and 2023, respectively. The estimated losses are primarily related to our investment in Bakkt, partially offset by our share of OCC profits. Both periods include adjustments to reflect the difference between reported prior period actual results from our original estimates.
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
OCC
We own a 40% interest in OCC through a direct investment by the New York Stock Exchange, or NYSE. OCC is regulated by the SEC as a registered clearing agency and by the Commodity Futures Trading Commission, or CFTC, as a derivatives clearing organization. OCC serves as a clearing house for securities options, securities futures, commodity futures and options on futures traded on various independent exchanges. OCC clears securities options traded on NYSE Arca and NYSE Amex Options, along with other non-affiliated exchanges.
Bakkt
As of March 31, 2024 and December 31, 2023, we held an approximate 55% and 64% economic interest in Bakkt, respectively. As a result of limitations on ICE from the Bakkt voting agreement entered into in connection with Bakkt's merger with VIH, we hold a minority voting interest in Bakkt and treat it as an equity method investment. The decrease in ownership during the three months ended March 31, 2024 is related to Bakkt's offering of shares of its Class A common stock and warrants to purchase shares of its Class A common stock, which diluted our ownership. As part of the offering, on February 29, 2024, we entered into a securities purchase agreement to purchase shares of Bakkt's Class A common stock and warrants to purchase additional shares of Bakkt's Class A common stock for a total of $10 million, of which approximately $2 million was paid as of March 31, 2024.
As of March 31, 2024, the carrying value of our investment in Bakkt was determined to be $14 million. As Bakkt is a public company with a readily available market price, the fair value of our investment using the quoted market price of Bakkt Class A common stock as of March 31, 2024 was $82 million.

5.    Revenue Recognition
Substantially all of our revenues are considered to be revenues from contracts with customers. The related accounts receivable balances are recorded in our consolidated balance sheets as customer accounts receivable. We do not have obligations for warranties, returns or refunds to customers, other than rebates, which are settled each period and therefore do not result in variable consideration. We do not have significant revenue recognized from performance obligations that were satisfied in prior periods. Certain judgments and estimates are used in the identification and timing of satisfaction of performance obligations and the related allocation of transaction price. We believe that these represent a faithful depiction of the transfer of services to our customers.
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
Refer to Notes 2 and 5 to the consolidated financial statements included in Part II, Item 8 of our 2023 Form 10-K where we describe our revenue recognition accounting policies and our primary revenue contract classifications are described in detail, respectively.
Disaggregation of Revenues
The following table depicts the disaggregation of our revenues according to business line and segment (in millions). Amounts here have been aggregated as they follow consistent revenue recognition patterns, and are consistent with the segment information in Note 15:

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Three Months Ended March 31, 2024:
Total revenues (1)	$1,734	$568	$499	$2,801
Transaction-based expenses	511	—	—	511
Total revenues, less transaction-based expenses	$1,223	$568	$499	$2,290

Timing of Revenue Recognition
Services transferred at a point in time	$742	$111	$106	$959
Services transferred over time	481	457	393	1,331
Total revenues, less transaction-based expenses	$1,223	$568	$499	$2,290
(1)    Included in total revenues is revenue related to net interest income earned on cash margin received from clearing members at certain ICE clearing houses. These amounts were $24 million and $38 million recorded in Exchanges and Fixed Income and Data Services segments, respectively.

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Three Months Ended March 31, 2023:
Total revenues (1)	$1,673	$563	$236	$2,472
Transaction-based expenses	576	—	—	576
Total revenues, less transaction-based expenses	$1,097	$563	$236	$1,896

Timing of Revenue Recognition
Services transferred at a point in time	$635	$123	$67	$825
Services transferred over time	462	440	169	1,071
Total revenues, less transaction-based expenses	$1,097	$563	$236	$1,896
(1)    Included in total revenues is revenue related to net interest income earned on cash margin received from clearing members at certain ICE clearing houses. These amounts were $24 million and $37 million recorded in Exchanges and Fixed Income and Data Services segments, respectively.

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
The Exchanges segment revenues transferred over time in the tables above include services related to listings, risk management of open interest performance obligations and regulatory fees, trading permits, and software licenses.
The Fixed Income and Data Services segment revenues transferred over time in the tables above include services related to risk management of open interest performance obligations, primarily in our CDS business.
The Mortgage Technology segment revenues transferred over time in the tables above primarily relate to our origination technology revenue where performance obligations consist of a series of distinct services and are recognized over the contract terms as subscription performance obligations are satisfied and, to a lesser extent, professional services revenues and revenues from certain of our data and analytics and servicing software offerings.

The components of services transferred over time for each of our segments are as follows:

	Three Months Ended March 31,
	2024	2023
Exchanges Segment:
Data services revenues	$235	$232
Services transferred over time related to risk management of open interest performance obligations	93	76
Services transferred over time related to listings	122	126
Services transferred over time related to regulatory fees, trading permits, and software licenses	31	28
Total	$481	$462

Fixed Income Data Services Segment:
Data services revenues	$449	$430
Services transferred over time related to risk management of open interest performance obligations in our CDS business	8	10
Total	$457	$440

Mortgage Technology Segment:
Recurring revenues	$390	$165
Other	3	4
Total	$393	$169

Total consolidated revenues transferred over time	$1,331	$1,071
Transaction Price Allocated to Future Performance Obligations
Our disclosure of transaction price allocated to future performance obligations excludes the following:
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

As of March 31, 2024, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $4.1 billion and was primarily related to contracts with customers in the Mortgage Technology segment. We expect this amount to be recognized as revenue as follows: 26% by December 31, 2024, 75% by December 31, 2026, 95% by December 31, 2028 and the rest thereafter.
Contract Assets
A contract asset represents our expectation of receiving consideration in exchange for products or services that we have provided to our customers, but invoicing is contingent on our completion of other performance obligations or contractual milestones. Substantially all of our contract assets are related to contracts with customers in our Mortgage Technology segment. As of March 31, 2024 and December 31, 2023, the balance of our contract assets was $83 million and $80 million, respectively.

6.    Goodwill and Other Intangible Assets
The following is a summary of the activity in our goodwill balance by segment for the three months ended March 31, 2024 (in millions):

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Goodwill balance at December 31, 2023	$8,155	$4,854	$17,544	$30,553
Foreign currency translation	(8)	—	—	(8)
Other activity, net	—	—	4	4
Goodwill balance at March 31, 2024	$8,147	$4,854	$17,548	$30,549

The following is a summary of the activity in our other intangible assets balance for the three months ended March 31, 2024 (in millions):

Other intangible assets balance at December 31, 2023	$17,317
Foreign currency translation	(7)
Amortization of other intangible assets	(254)
Other intangible assets balance at March 31, 2024	$17,056

Foreign currency translation adjustments result from a portion of our goodwill and other intangible assets being held at our U.K., EU and Canadian subsidiaries, whose functional currencies are not the U.S. dollar. The changes in other activity, net, in the table above primarily relate to adjustments to the fair value of the net tangible assets made within one year of acquisitions, with a corresponding adjustment to goodwill.

During the three months ended March 31, 2024, we considered potential indicators of impairment to goodwill and other intangible assets for each of our reporting units, which included continued global inflation concerns and changing interest rates, including their effect on our forecasts, among other things. As such, we performed this assessment to determine whether it was more-likely-than-not that goodwill and indefinite lived intangibles within each of our reporting units were impaired. Additionally, we evaluated whether the carrying value of the finite lived intangible assets within our reporting units may not be recoverable. After evaluating events, circumstances and factors which could affect the significant inputs used in our evaluation of cash flows and related fair value, we determined it was not more-likely-than-not that an impairment existed in our goodwill and indefinite lived intangible assets. With the exception of a $3 million impairment of developed technology within our Exchanges Segment, we determined it was not more-likely-than not that the carrying amount of our finite lived intangible assets was not recoverable. We plan to perform our annual impairment testing in the fourth quarter. The $3 million impairment is included in depreciation and amortization expense within the consolidated statement of income.

7.    Deferred Revenue
Our contract liabilities, or deferred revenue, represent consideration received that is yet to be recognized as revenue. Total deferred revenue was $700 million as of March 31, 2024, including $590 million in current deferred revenue and $110 million in other non-current liabilities in our consolidated balance sheets. The changes in our deferred revenue during the three months ended March 31, 2024 are as follows (in millions):

	Listings Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at January 1, 2024	$108	$93	$106	$307
Additions	460	161	32	653
Amortization	(122)	(99)	(39)	(260)
Deferred revenue balance at March 31, 2024	$446	$155	$99	$700
The changes in our deferred revenue during the three months ended March 31, 2023 are as follows (in millions):

	Listings Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at January 1, 2023	$115	$88	$51	$254
Additions	470	159	14	643
Amortization	(127)	(89)	(20)	(236)
Deferred revenue balance at March 31, 2023	$458	$158	$45	$661

Included in the amortization recognized during the three months ended March 31, 2024 is $84 million related to the deferred revenue balance as of January 1, 2024. Included in the amortization recognized for the three months ended March 31, 2023 is $67 million related to the deferred revenue balance as of January 1, 2023. As of March 31, 2024, the remaining deferred revenue balance will be recognized over the period of time we satisfy our performance obligations as described in Note 5.

8.    Debt
Our total debt, including short-term and long-term debt, consisted of the following (in millions):

	As of March 31, 2024	As of December 31, 2023
Short-term debt:
Commercial Paper	$1,916	$1,954
Total short-term debt	1,916	1,954
Long-term debt:
2025 Term Loan due August 31, 2025	1,000	1,600
2025 Senior Notes (3.65%; unsecured due May 23, 2025)	1,247	1,246
2025 Senior Notes (3.75%; unsecured due December 1, 2025)	1,248	1,248
2027 Senior Notes (4.00%; unsecured due September 15, 2027)	1,490	1,489
2027 Senior Notes (3.10%; unsecured due September 15, 2027)	498	498
2028 Senior Notes (3.625%; unsecured due September 1, 2028)	925	920
2028 Senior Notes (3.75%; unsecured due September 21, 2028)	596	596
2029 Senior Notes (4.35%; unsecured due June 15, 2029)	1,242	1,241
2030 Senior Notes (2.10%; unsecured due June 15, 2030)	1,238	1,238
2032 Senior Notes (1.85%; unsecured due September 15, 2032)	1,487	1,486
2033 Senior Notes (4.60%; unsecured due March 15, 2033)	1,489	1,489
2040 Senior Notes (2.65%; unsecured due September 15, 2040)	1,232	1,232
2048 Senior Notes (4.25%; unsecured due September 21, 2048)	1,232	1,232
2050 Senior Notes (3.00%; unsecured due June 15, 2050)	1,222	1,222
2052 Senior Notes (4.95%; unsecured due June 15, 2052)	1,466	1,466
2060 Senior Notes (3.00%; unsecured due September 15, 2060)	1,472	1,472
2062 Senior Notes (5.20%; unsecured due June 15, 2062)	984	984
Total long-term debt	20,068	20,659
Total debt	$21,984	$22,613
As of March 31, 2024, our senior notes of $19.1 billion had a weighted average maturity of 15 years and a weighted average cost of 3.6% per annum.
Credit Facilities
We have a $3.9 billion senior unsecured revolving credit facility, or the Credit Facility, with a maturity date of May 25, 2027, with future capacity to increase our borrowings under the Credit Facility by an additional $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. No amounts were outstanding under the Credit Facility as of March 31, 2024.
As of March 31, 2024, of the $3.9 billion that was available for borrowing under the Credit Facility, $1.9 billion was required to back-stop the notes outstanding under our U.S. dollar commercial paper program, or the Commercial Paper Program, and $172 million was required to support certain broker-dealer and other subsidiary commitments. Amounts required to backstop notes outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $1.8 billion was available for working capital and general corporate purposes including, but not limited to, acting as a backstop to future amounts outstanding under the Commercial Paper Program.
We have a $2.4 billion two-year senior unsecured delayed draw term loan facility, or the Term Loan, with a maturity date of August 31, 2025. Draws under the Term Loan bear interest on the principal amount outstanding at either (a) Term Secured Overnight Financing Rate, or Term SOFR, plus an applicable margin plus a credit spread adjustment of 8.75 basis points or (b) a "base rate" plus an applicable margin. The applicable margin ranges from 0.625% to 1.125% for Term SOFR loans and from 0.000% to 0.125% for base rate loans, in each case, based on a ratings-based pricing grid. We have the option to prepay outstanding amounts under the Term Loan in whole or in part at any time. As of March 31, 2024, we had $1.0 billion outstanding under the Term Loan.
Our India subsidiaries maintain $14 million of credit lines for their general corporate purposes. As of March 31, 2024, there were no amounts outstanding under these credit lines.
Commercial Paper Program
Our Commercial Paper Program is currently backed by the borrowing capacity available under the Credit Facility, as described above. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense. During the three months ended March 31, 2024, we had net repayments of $38 million under the Commercial Paper Program funded primarily by cash flows from operations.
Commercial paper notes of $1.9 billion with original maturities ranging from 4 to 45 days were outstanding as of March 31, 2024, with a weighted average interest rate of 5.6% per annum, and a weighted average remaining maturity of 28 days.

9.    Share-Based Compensation
We currently have employee and non-employee director incentive plans from which we grant stock options, restricted shares, and restricted stock units with various service, performance, and/or market conditions. We also have an Employee Stock Purchase Plan available to our employees. Stock options and restricted stock are granted at the discretion of the Compensation Committee of our Board of Directors, or Board, based on the estimated fair value on the date of grant. The fair value of the stock options and restricted stock on the date of grant is recognized as expense over the vesting period, net of forfeitures. The non-cash compensation expenses recognized in our consolidated statements of income for stock options, restricted stock and under our employee stock purchase plan, net of amounts classified as capitalized software, were $57 million and $40 million for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, $6 million of the total non-cash compensation expense was recorded within acquisition-related transaction and integration costs in the consolidated statement of income.
Stock Option Plans
We use the Black-Scholes option pricing model to value our stock option awards. During the three months ended March 31, 2024 and 2023, we used the assumptions in the table below to compute the value:

	Three Months Ended March 31,
Assumptions:	2024	2023
Risk-free interest rate	4.14%	3.47%
Expected life in years	6.0	6.1
Expected volatility	24%	24%
Expected dividend yield	1.33%	1.56%
Estimated weighted-average fair value of options granted per share	$37.56	$27.39
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
In February 2024, we reserved a maximum of 0.9 million restricted shares for potential issuance as performance-based restricted shares to certain of our employees. The number of shares ultimately granted under this award will be based on our actual financial performance as compared to financial performance targets set by our Board and the Compensation Committee for the year ending December 31, 2024. The maximum compensation expense to be recognized under these performance-based restricted shares is $112 million if the maximum financial performance target is met and all 0.9 million shares vest. The compensation expense to be recognized under these performance-based restricted shares will be $56 million if the target financial performance is met, which would result in 0.4 million shares vesting. For these awards with performance conditions, we recognize expense on an accelerated basis over the three-year vesting period based on our quarterly assessment of the probable 2024 actual financial performance as compared to the 2024 financial performance targets. As of March 31, 2024, our best estimate is that the financial performance level will be at target for 2024. Based on this assessment, we recorded non-cash compensation expense of $4 million for the three months ended March 31, 2024, related to these awards and the remaining $52 million in non-cash compensation expense will be recorded on an accelerated basis over the remaining vesting period, including $30 million which will be recorded over the remainder of 2024.
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
In connection with our acquisition of Black Knight, on May 4, 2022 we terminated our Rule 10b5-1 trading plan and suspended share repurchases. Therefore, we did not have any share repurchases during the three months ended March 31, 2024 or 2023. As of March 31, 2024, the remaining balance of Board approved funds for future repurchases was $2.5 billion.
Dividends
During the three months ended March 31, 2024 and 2023, we declared and paid cash dividends per share of $0.45 and $0.42, respectively, for an aggregate payout of $258 million and $236 million, respectively. Our Board has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be approved quarterly by the Board or the Audit Committee, taking into account such factors as our evolving business model, prevailing business conditions, our current and future planned strategic growth initiatives, our financial results and capital requirements and other considerations which our Board deems relevant, without a predetermined annual net income payout ratio.
Accumulated Other Comprehensive Income/(Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income/ (loss) (in millions):

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2023	$(230)	$2	$(66)	$(294)
Other comprehensive income/(loss)	(18)	10	—	(8)
Income tax expense	—	(3)	—	(3)
Net current period other comprehensive income/(loss)	(18)	7	—	(11)
Balance, as of March 31, 2024	$(248)	$9	$(66)	$(305)

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2022	$(278)	$2	$(55)	$(331)
Other comprehensive income	16	—	—	16
Income tax benefit/(expense)	—	—	—	—
Net current period other comprehensive income	16	—	—	16
Balance, as of March 31, 2023	$(262)	$2	$(55)	$(315)

11.    Income Taxes
Our effective tax rate was 19% and 21% during the three months ended March 31, 2024 and 2023, respectively. The effective tax rate for the three months ended March 31, 2024 was lower than the effective tax rate for the comparable period in 2023 primarily due to deferred income tax benefits from state apportionment changes in the current period, partially offset by the U.K. corporate income tax rate increase to 25% effective for the full year in 2024, the net effect of which was greater than the impact of favorable audit settlements for certain historical periods during the three months ended March 31, 2023.
The Organisation for Economic Cooperation and Development, or OECD, Global Anti-Base Erosion Pillar Two minimum tax rules, or Pillar Two, which generally provide for a minimum effective tax rate of 15%, are intended to apply to tax years beginning in 2024. The EU member states and many other countries, including the U.K., our most significant non-U.S. jurisdiction, have committed to implement or have already enacted legislation adopting the Pillar Two rules. In July 2023, the U.K. enacted the U.K. Finance Act 2023, effective as of January 1, 2024, which includes provisions to implement certain portions of the Pillar Two minimum tax rules and includes an election to apply a transitional safe harbor to extend certain effective dates to accounting periods ending on or before June 30, 2028. These new U.K. Pillar Two rules did not have a material impact on our income tax provision as of March 31, 2024.

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
Our clearing houses are responsible for providing clearing services to each of our futures exchanges, and in some cases to third-party execution venues, and are as follows, referred to herein collectively as "the ICE Clearing Houses":

Clearing House	Products Cleared	Exchange where Executed	Location
ICE Clear Europe	Energy, agricultural, interest rates and equity index futures and options contracts	ICE Futures Europe, ICE Futures U.S., ICE Endex, ICE Futures Abu Dhabi and third-party venues	U.K.
ICE Clear U.S.	Agricultural, metals, foreign exchange, or FX, interest rate and equity index futures and/or options contracts	ICE Futures U.S.	U.S.
ICE Clear Credit	OTC North American, European, Asian-Pacific and Emerging Market CDS instruments	Creditex and third-party venues	U.S.
ICE Clear Netherlands	Derivatives on equities and equity indices traded on regulated markets	ICE Endex	The Netherlands
ICE Clear Singapore	Energy, metals and financial futures products	ICE Futures Singapore	Singapore
ICE NGX	Physical North American natural gas, electricity and environmental commodities	ICE NGX	Canada
Original and Variation Margin
Each of the ICE Clearing Houses generally requires all Members to deposit collateral in cash or certain pledged assets. The collateral deposits are known as “original margin.” In addition, the ICE Clearing Houses may make intraday original margin calls in circumstances where market conditions require additional protection. The daily profits and losses to and from the ICE Clearing Houses due to the marking-to-market of open contracts is known as “variation margin.” The ICE Clearing Houses mark all outstanding contracts to market, and, with the exception of ICE NGX’s physical natural gas, physical environmental and physical power products discussed separately below, pay and collect variation margin at least once daily.
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
Should a particular Member fail to deposit its original margin or fail to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate or hedge the defaulting Member's open positions and use their original margin and guaranty fund deposits to pay any amount owed. In the event that the defaulting Member's deposits are not sufficient to pay the amount owed in full, the ICE Clearing Houses will first use their respective contributions to the guaranty fund, often referred to as Skin In The Game, or SITG, to pay any remaining amount owed. In the event that the SITG is not sufficient, the ICE Clearing Houses may utilize the respective guaranty fund deposits and default insurance or collect limited additional funds from their respective non-defaulting Members on a pro-rata basis, to pay any remaining amount owed.
As of March 31, 2024 and December 31, 2023, the ICE Clearing Houses had received or had been pledged $174.1 billion and $175.9 billion, respectively, in cash and non-cash collateral in original margin and guaranty fund deposits to cover price movements of underlying contracts for both periods.
Guaranty Funds and ICE Contribution
As described above, mechanisms have been created, called guaranty funds, to provide partial protection in the event of a Member default. With the exception of ICE NGX, each of the ICE Clearing Houses requires that each Member make deposits into a guaranty fund.
In addition, we have contributed our own capital that could be used if a defaulting Member’s original margin and guaranty fund deposits are insufficient. Such amounts are recorded as long-term restricted cash and cash equivalents and long-term restricted investments in our balance sheets and are as follows (in millions):

	ICE Portion of Guaranty Fund Contribution		Default insurance
Clearing House	As of March 31, 2024	As of December 31, 2023	As of March 31, 2024	As of December 31, 2023
ICE Clear Europe	$197	$197	$100	$100
ICE Clear U.S.	75	75	25	25
ICE Clear Credit	50	50	75	75
ICE Clear Netherlands	2	2	N/A	N/A
ICE Clear Singapore	1	1	N/A	N/A
ICE NGX	15	15	200	200
Total	$340	$340	$400	$400
We also maintain default insurance at ICE Clear Europe, ICE Clear U.S. and ICE Clear Credit as an additional layer of clearing member default protection, which is reflected in the table above. The default insurance was renewed in September 2022 and has a three-year term. The default insurance layer resides after and in addition to the ICE Clear Europe, ICE Clear U.S. and ICE Clear Credit SITG contributions and before the guaranty fund contributions of the non-defaulting Members.
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
As of March 31, 2024, ICE NGX maintained a guaranty fund of $215 million, comprised of $15 million in cash and a $200 million letter of credit backed by a default insurance policy of the same amount, discussed below.
Below is a depiction of our Default Waterfall which summarizes the lines of defense and layers of protection we maintain for our mutualized clearing houses.
ICE Clearing House Default Waterfall

Cash and Invested Margin Deposits
We have recorded cash and invested margin and guaranty fund deposits and amounts due in our balance sheets as current assets with corresponding current liabilities to the Members. As of March 31, 2024, our cash and invested margin deposits were as follows (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$38,628	$24,125	$5,620	$—	$4	$68,377
Unsettled variation margin, net	—	—	—	1,108	—	1,108
Guaranty fund	2,493	3,193	591	—	5	6,282
Delivery contracts receivable/payable, net	—	—	—	412	—	412
Total	$41,121	$27,318	$6,211	$1,520	$9	$76,179
As of December 31, 2023, our cash and invested margin deposits were as follows (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$40,170	$28,353	$4,693	$—	$5	$73,221
Unsettled variation margin, net	—	—	—	984	—	984
Guaranty fund	2,358	3,017	609	—	5	5,989
Delivery contracts receivable/payable, net	—	—	—	600	—	600
Total	$42,528	$31,370	$5,302	$1,584	$10	$80,794

Our cash and invested margin and guaranty fund deposits are maintained in accounts with national banks and highly-rated financial institutions or secured through direct investments, primarily in U.S. Treasury and other highly-rated foreign government securities, or reverse repurchase agreements with primarily overnight maturities. Reverse repos are valued daily and are subject to collateral maintenance provisions pursuant to which the counterparty must provide additional collateral if the underlying securities lose value, in an amount sufficient to maintain collateralization of at least 102%. We primarily use Level 1 inputs when evaluating the fair value of the non-cash equivalent direct investments, as highly-rated government securities are quoted in active markets. The carrying value of these deposits is deemed to approximate fair value.
To provide a tool to address the liquidity needs of our clearing houses and manage the liquidation of margin and guaranty fund deposits held in the form of cash and high quality sovereign debt, ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. have entered into Committed Repurchase Agreement Facilities, or Committed Repo. Additionally, ICE Clear Credit and ICE Clear Netherlands have entered into Committed FX Facilities to support these liquidity needs. As of March 31, 2024, the following facilities were in place:
•ICE Clear Europe: $1.0 billion in Committed Repo to have the ability to convert securities held as collateral into U.S. dollar, euro and pound sterling deposits with same day liquidity.
•ICE Clear Credit: $300 million in Committed Repo (U.S. dollar based) to have the ability to convert U.S. dollar denominated sovereign debt held as collateral into U.S. dollar deposits with same day liquidity, €250 million in Committed Repo (euro based) to have the ability to convert U.S. dollar denominated sovereign debt deposits held as collateral into euro denominated deposits with same day liquidity, and €1.9 billion in Committed FX Facilities to have the ability to convert available U.S. dollar denominated cash into euro denominated cash to meet a euro denominated payment obligation with same day liquidity.
•ICE Clear U.S.: $250 million in Committed Repo to have the ability to convert U.S. dollar denominated sovereign debt deposits held as collateral into U.S. dollar deposits with same day liquidity.
•ICE Clear Netherlands: €10 million in Committed FX Facilities to have the ability to convert available non-euro denominated cash into euro denominated cash to meet euro denominated payment obligations with same day liquidity.

Details of our deposits are as follows (in millions):

Cash and Cash Equivalent Margin Deposits and Guaranty Funds
Clearing House	Investment Type	As of March 31, 2024	As of December 31, 2023
ICE Clear Europe	National bank account (1)	$5,770	$5,819
ICE Clear Europe	Reverse repo	32,676	32,695
ICE Clear Europe	Sovereign debt	2,080	3,745
ICE Clear Europe	Demand deposits	59	40
ICE Clear Credit	National bank account	18,887	22,754
ICE Clear Credit	Reverse repo	5,101	5,381
ICE Clear Credit	Demand deposits	3,330	3,235
ICE Clear U.S.	Reverse repo	5,864	4,955
ICE Clear U.S.	Sovereign Debt	347	347
Other ICE Clearing Houses	Demand deposits	9	9
Total cash and cash equivalent margin deposits and guaranty funds		$74,123	$78,980

Invested Deposits, Delivery Contracts Receivable and Unsettled Variation Margin
Clearing House	Investment Type	As of March 31, 2024	As of December 31, 2023
ICE NGX	Unsettled variation margin and delivery contracts receivable/payable	1,520	1,584
ICE Clear Europe	Invested deposits - sovereign debt	536	230
Total invested deposits, delivery contracts receivable and unsettled variation margin		$2,056	$1,814
(1)    As of March 31, 2024, ICE Clear Europe held €12 million ($13 million based on the euro/U.S. dollar exchange rate of 1.0795 as of March 31, 2024) at the European Central Bank, or ECB, and £4.6 billion ($5.8 billion based on the pound sterling/U.S. dollar exchange rate of 1.2625 as of March 31, 2024) at the Bank of England, or BOE. As of December 31, 2023, ICE Clear Europe held €11 million ($12 million based on the euro/U.S. dollar exchange rate of 1.1037 as of December 31, 2023) at the ECB, £4.6 billion ($5.8 billion based on the pound sterling/U.S. dollar exchange rate of 1.2732 as of December 31, 2023) at the BOE and €10 million ($11 million based on the above exchange rate) at the BOE.
Other Deposits
In addition to the cash and invested deposits above, the ICE Clearing Houses have also received other assets from Members, which include government obligations, and may include other non-cash collateral such as letters of credit at ICE NGX, European emission allowance certificates or gold on rare occasions at ICE Clear Europe, to mitigate credit risk. For certain deposits, we may impose discount or “haircut” rates to ensure adequate collateral if market values fluctuate. These other deposits are not reflected in the consolidated balance sheets as the risks and rewards of these assets remain with the Members unless the clearing houses have sold or re-pledged the assets or in the event of a clearing member default, where the Member is no longer entitled to redeem the assets. Any income, gain or loss accrues to the Members. The ICE Clearing Houses do not, in the ordinary course, rehypothecate or re-pledge these assets. These pledged assets are not reflected in our balance sheets, and are as follows (in millions):

	As of March 31, 2024
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$44,224	$30,209	$15,115	$—	$89,548
Letters of credit and other	—	—	—	4,534	4,534
Emissions certificates at fair value	730	—	—	—	730
ICE NGX cash deposits	—	—	—	1,060	1,060
Total	$44,954	$30,209	$15,115	$5,594	$95,872
Guaranty fund:
Government securities at face value	$610	$1,181	$306	$—	$2,097

	As of December 31, 2023
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$45,698	$26,992	$13,062	$—	$85,752
Letters of credit and other	—	—	—	5,006	5,006
Emissions certificates at fair value	904	—	—	—	904
ICE NGX cash deposits	—	—	—	1,219	1,219
Total	$46,602	$26,992	$13,062	$6,225	$92,881
Guaranty fund:
Government securities at face value	$765	$1,119	$345	$—	$2,229
ICE NGX
ICE NGX owns a clearing house which administers the physical delivery of energy and environmental trading contracts. ICE NGX is the central counterparty to Members on opposite sides of its physically-settled contracts, and the balance related to delivered but unpaid contracts is recorded as a delivery contract net receivable, with an offsetting delivery contract net payable in our balance sheets. Unsettled variation margin equal to the fair value of open contracts is recorded as of each balance sheet date. There is no impact on our consolidated statements of income as an equal amount is recognized as both an asset and a liability. ICE NGX marks all of its outstanding physical natural gas, physical environmental and physical power contracts to market daily, and requires full collateralization of net accrued variation losses. Due to the highly liquid nature and the short period of time to maturity, the fair values of our delivery contract net payable and net receivable are determined to approximate carrying value.
ICE NGX requires Members to maintain cash or letters of credit to serve as collateral in the event of default. The cash is maintained in a segregated bank account for the benefit of the Member, and remains the property of the Member and, therefore, it is not included in our consolidated balance sheets. ICE NGX maintains a committed daylight-overnight liquidity facility in the amount of $100 million with an additional $200 million uncommitted with a third-party Canadian chartered bank which provides liquidity in the event of a settlement shortfall, subject to certain conditions.
As of March 31, 2024, ICE NGX maintains a guaranty fund of $215 million funded by a $200 million letter of credit issued by a major Canadian chartered bank and backed by default insurance underwritten by Export Development Canada, or EDC, a Crown corporation operated at arm’s length from the Canadian government, plus $15 million held as restricted cash to fund the first loss amount that ICE NGX is responsible for under the default insurance policy. In the event of a participant default where the Member’s collateral is depleted, the shortfall would be covered by a draw down on the letter of credit following which ICE NGX would file a claim under the default insurance to recover additional losses up to $200 million beyond the $15 million first-loss amount that ICE NGX is responsible for under the default insurance policy.
Clearing House Exposure
The net notional value of unsettled contracts was $2.1 trillion as of March 31, 2024. Each ICE Clearing House bears financial counterparty credit risk and provides a central counterparty guarantee, or performance guarantee, to its Members. In its guarantor role, each ICE Clearing House has equal and offsetting claims to and from Members on opposite sides of each contract, standing as an intermediary on every contract cleared. To reduce their exposure, the ICE Clearing Houses have a risk management program with both initial and ongoing membership standards. With the exception of ICE NGX, the ICE Clearing Houses mark all outstanding contracts to market and pay and collect variation margin at least once daily.
Excluding the effects of original and variation margin, guaranty fund and collateral requirements and default insurance, the ICE Clearing Houses’ maximum estimated exposure for this guarantee would be the intra-day or full day change in fair value if all Members who have open positions with unrealized losses simultaneously defaulted, which is an extremely unlikely scenario. The levels of original margin are calibrated such that a portfolio the ICE Clearing House may be required to liquidate post Member default can be closed or auctioned without recourse to resources other than those deposited by the defaulting Member, assuming an appropriate risk confidence level and liquidation period. In addition to the base margin model, each ICE Clearing House, depending on its products, employs a number of margin add-ons related to position concentration, clearing member capital, volatility, spread responses, recovery rate sensitivity, jump-to-default, and wrong way risk.
We also performed calculations to determine the fair value of our counterparty performance guarantee taking into consideration factors such as daily settlement of contracts, margining and collateral requirements, other elements of our risk management program, historical evidence of default payments, and estimated probability of potential default payouts by the ICE Clearing Houses. Based on these analyses, the estimated counterparty performance guarantee liability was determined to be nominal, and no liability was recorded as of March 31, 2024. The ICE Clearing Houses have never experienced an incident of a clearing member default which has required the use of the guaranty funds of non-defaulting clearing members or the assets of the ICE Clearing Houses.

13.    Legal Proceedings
In the ordinary course of our business, from time to time we are subject to legal proceedings, lawsuits, government investigations and other claims with respect to a variety of matters. In addition, we are subject to periodic reviews, inspections, examinations and investigations by regulators in the U.S. and other jurisdictions, any of which may result in claims, legal proceedings, assessments, fines, penalties, restrictions on our business or other sanctions. We record estimated expenses and reserves for legal or regulatory matters or other claims when these matters present loss contingencies that are probable and the related amount is reasonably estimable. Any such accruals may be adjusted as circumstances change. Assessments of losses are inherently subjective and involve unpredictable factors. While the outcome of legal and regulatory matters is inherently difficult to predict and/or the range of loss often cannot be reasonably estimable, we do not believe that the liabilities, if any, which may ultimately result from the resolution of the various legal and regulatory matters that arise in the ordinary course of our business, including the PennyMac Arbitration matter described below and those described in Note 16 to the consolidated financial statements in Part II, Item 8 of our 2023 Form 10-K, are likely to have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to these legal and regulatory matters. A range of possible losses related to certain cases cannot be reasonably estimated at this time, except as otherwise disclosed below and in Note 16 to the consolidated financial statements in Part II, Item 8 of our 2023 Form 10-K. Individual matter disclosures in this Form 10-Q are limited to new significant matters or significant updates on existing matters since the 2023 Form 10-K.
PennyMac Arbitration Update
In this matter, an American Arbitration Association arbitrator found, among other things, that PennyMac, in developing its Servicing Systems Environment, or SSE, software, engaged in the unauthorized use of Black Knight’s confidential information and granted Black Knight’s breach of contract claim on this basis. The arbitrator entered a final award of $157 million in favor of Black Knight on January 12, 2024. On February 14, 2024, PennyMac paid Black Knight $160 million in satisfaction of the final award (inclusive of applicable interest). In the same arbitration, PennyMac also brought claims under the Sherman and Clayton Acts, seeking $65 million in damages, subject to trebling. The arbitrator awarded PennyMac zero dollars in damages on its claims. The arbitrator also found unenforceable a legacy provision in Black Knight contracts preventing clients from servicing loans on multiple systems simultaneously. Black Knight never enforced that provision against any customer and has alerted current customers that this provision will not be enforced in the future.
For further information on our legal and regulatory matters, please see Note 16 to the consolidated financial statements in Part II, Item 8 of our 2023 Form 10-K.

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
Financial assets and liabilities recorded or disclosed at fair value in the consolidated balance sheets as of March 31, 2024 and December 31, 2023 were classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement.

Recurring Fair Value Measurements
Our mutual funds are equity and fixed income mutual funds held for the purpose of providing future payments for our supplemental executive savings plan and our supplemental executive retirement plan. These mutual funds are classified as equity investments and measured at fair value using Level 1 inputs with adjustments recorded in net income.
Excluding our equity investments without a readily determinable fair value, all other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.
As described in Note 3, we measured the right to receive the net proceeds of the sale of the Promissory Note obtained in connection with the Optimal Blue sale using Level 3 inputs. In February 2024, the FTC approved the buyer of the Promissory Note, and we completed the sale of the Promissory Note and received the $75 million of proceeds thereafter. Subsequent to the sale and as of March 31, 2024, we did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis.
See Note 12 for the fair value considerations related to our margin deposits, guaranty funds and delivery contracts receivable.
Non-Recurring Fair Value Measurements
We measure certain assets, such as intangible assets and equity investments, including equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of December 31, 2023, certain equity method investments were measured at fair value on a non-recurring basis. As of March 31, 2024, with the exception of a $3 million impairment of a developed technology intangible asset within the Exchanges segment, none of our intangible assets or equity method investments were required to be recorded at fair value since no impairments were recorded.
We measure certain equity investments at fair value on a non-recurring basis using our policy election under ASC 321, Investments - Equity Securities. During the three months ended March 31, 2024, we evaluated these investments and determined that we had a fair value loss on our investments of $3 million, which we recorded within other income/(expense), net, in the consolidated statement of income. As of March 31, 2024, the carrying amount of our investments without readily determinable fair values was $84 million.
Financial Instruments Not Measured at Fair Value
The table below displays the fair value of our debt as of March 31, 2024. The fair values of our fixed rate notes were estimated using Level 2 inputs including quoted market prices for these instruments. The fair value of other short-term debt approximates par value since the interest rates on this short-term debt approximate market rates as of March 31, 2024.

	As of March 31, 2024
	(in millions)
Debt:	Carrying Amount	Fair value
Commercial Paper	$1,916	$1,916
2025 Term Loan due August 31, 2025	1,000	1,000
3.65% Senior Notes due May 23, 2025	1,247	1,227
3.75% Senior Notes due December 1, 2025	1,248	1,223
4.00% Senior Notes due September 15, 2027	1,490	1,458
3.10% Senior Notes due September 15, 2027	498	472
3.625% Senior Notes due September 1, 2028	925	946
3.75% Senior Notes due September 21, 2028	596	576
4.35% Senior Notes due June 15, 2029	1,242	1,220
2.10% Senior Notes due June 15, 2030	1,238	1,062
1.85% Senior Notes due September 15, 2032	1,487	1,174
4.60% Senior Notes due March 15, 2033	1,489	1,455
2.65% Senior Notes due September 15, 2040	1,232	903
4.25% Senior Notes due September 21, 2048	1,232	1,073
3.00% Senior Notes due June 15, 2050	1,222	846
4.95% Senior Notes due June 15, 2052	1,466	1,425
3.00% Senior Notes due September 15, 2060	1,472	949
5.20% Senior Notes due June 15, 2062	984	979
Total debt	$21,984	$19,904

15.    Segment Reporting
Our business is conducted through three reportable business segments:
•Exchanges: We operate regulated marketplace technology for the listing, trading and clearing of a broad array of derivatives contracts and financial securities as well as data and connectivity services related to our exchanges and clearing houses;
•Fixed Income and Data Services: We provide fixed income pricing, reference data, indices, analytics and execution services as well as global CDS clearing and multi-asset class data delivery technology; and
•Mortgage Technology: We provide a technology platform that offers customers comprehensive, digital workflow tools that aim to address inefficiencies and mitigate risks that exist in the U.S. residential mortgage market life cycle from application through closing, servicing and the secondary market.
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

Financial data for our business segments is as follows for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31, 2024
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$457	$—	$—	$457
Agricultural and metals futures and options	72	—	—	72
Financial futures and options	135	—	—	135
Cash equities and equity options	610	—	—	610
OTC and other	103	—	—	103
Data and connectivity services	235	—	—	235
Listings	122	—	—	122
Fixed income execution	—	26	—	26
CDS clearing	—	93	—	93
Fixed income data and analytics	—	288	—	288
Other data and network services	—	161	—	161
Origination technology	—	—	174	174
Closing solutions	—	—	44	44
Servicing software	—	—	214	214
Data and analytics	—	—	67	67
Revenues	1,734	568	499	2,801
Transaction-based expenses	511	—	—	511
Revenues, less transaction-based expenses	1,223	568	499	2,290
Operating expenses	326	354	547	1,227
Operating income/(loss)	$897	$214	$(48)	$1,063

	Three Months Ended March 31, 2023
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$345	$—	$—	$345
Agricultural and metals futures and options	70	—	—	70
Financial futures and options	128	—	—	128
Cash equities and equity options	671	—	—	671
OTC and other	101	—	—	101
Data and connectivity services	232	—	—	232
Listings	126	—	—	126
Fixed income execution	—	32	—	32
CDS clearing	—	101	—	101
Fixed income data and analytics	—	276	—	276
Other data and network services	—	154	—	154
Origination technology	—	—	174	174
Closing solutions	—	—	41	41
Servicing software	—	—	—	—
Data and analytics	—	—	21	21
Revenues	1,673	563	236	2,472
Transaction-based expenses	576	—	—	576
Revenues, less transaction-based expenses	1,097	563	236	1,896
Operating expenses	320	343	264	927
Operating income/(loss)	$777	$220	$(28)	$969

Revenues from one member of the Exchanges segment comprised $157 million, or 13%, and $123 million, or 11%, of our Exchange revenues, less transaction-based expenses for the three months ended March 31, 2024 and 2023, respectively. Clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, we believe that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional customers or clearing members accounted for more than 10% of our segment revenues or consolidated revenues during the three months ended March 31, 2024 or 2023.

16.    Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended March 31, 2024 and 2023 (in millions, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Basic:
Net income attributable to Intercontinental Exchange, Inc.	$767	$655
Weighted average common shares outstanding	573	559
Basic earnings per common share	$1.34	$1.17
Diluted:
Weighted average common shares outstanding	573	559
Effect of dilutive securities - stock options and restricted stock	2	2
Diluted weighted average common shares outstanding	575	561
Diluted earnings per common share	$1.33	$1.17
Basic earnings per common share is calculated using the weighted average common shares outstanding during the period.
Common equivalent shares from stock options and restricted stock awards, calculated using the treasury stock method, are included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. During the three months ended March 31, 2024 and 2023, 0.4 million and 0.7 million outstanding stock options and restricted stock awards, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect.

17.    Subsequent Events
We have evaluated subsequent events and determined that no events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the consolidated financial statements.

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
•global political conditions including the presidential election in the United States, or U.S., and general elections in many jurisdictions in the U.S. and the United Kingdom, or U.K.;
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

These risks and other factors include, among others, those set forth in Part 1, Item 1(A) under the caption “Risk Factors” in our 2023 Form 10-K, as filed with the SEC on February 8, 2024. Due to the uncertain nature of these factors, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any of these statements to reflect events or circumstances occurring after the date of this Quarterly Report. New factors may emerge, and it is not possible to predict all factors that may affect our business and prospects.
Overview
We are a leading global provider of technology and data to a broad range of customers including financial institutions, corporations and government entities. These products, which span major asset classes including futures, equities, fixed income and U.S. residential mortgages, provide our customers with access to mission critical tools that are designed to increase asset class transparency and workflow efficiency. Although we report our results in three reportable business segments, we operate as one business, leveraging the collective expertise, particularly in data services and technology, that exists across our platforms to inform and enhance our operations. Our segments are as follows:
•Exchanges: We operate regulated marketplace technology for the listing, trading and clearing of a broad array of derivatives contracts and financial securities as well as data and connectivity services related to our exchanges and clearing houses.
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

Recent Developments
Global Market Conditions
Our results of operations are affected by global economic conditions, including macroeconomic conditions and geopolitical events or conflicts. Since 2022, macroeconomic conditions, including rising interest rates, inflation and significant market volatility, along with geopolitical concerns, have created ongoing uncertainty and volatility in the global economy and resulted in a dynamic operating environment.
Our business has been impacted positively and negatively by these global economic conditions. For instance, due to market and interest rate volatility, we have seen increased trading across a number of our products, such as interest rate and equity futures, credit default swaps and bonds. Conversely, increases in mortgage interest rates in 2022, 2023 and, to a lesser extent, the first quarter of 2024, have resulted in reduced consumer and investor demand for mortgages and adversely impacted the transaction-based revenues in our Mortgage Technology segment. If mortgage rates remain high or further increase, or if banks change their mortgage lending practices, our Mortgage Technology segment revenues may be further impacted.
From an operational perspective, our businesses, including our exchanges, clearing houses, listings venues, data services businesses and mortgage platforms, have not suffered a material negative impact as a result of the events in Ukraine, Israel, Gaza and surrounding regions.
We expect the macroeconomic environment to remain dynamic in the near-term, and we continue to monitor macroeconomic conditions, including interest rates, the inflationary environment, geopolitical events and military conflicts, including election outcomes and repercussions from the conflicts in Ukraine, Israel and Gaza and the impact that any of the foregoing may have on the global economy and on our business. We have closely been monitoring the credit worthiness of our counterparties and investment agents during banking sector events, scrutinized counterparties directly impacted and monitored for any potential contagion. We did not suffer any material negative impact from the banking sector events that occurred in early 2023. In light of the current and expected macroeconomic environment we will continue to closely monitor credit worthiness of our counterparties, clearing members and our financial service providers and take risk management measures in line with established risk management frameworks.
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
Global policy makers have undertaken reviews of their existing legal framework governing financial markets in connection with regulatory reform, and have either passed new laws and regulations, or are in the process of debating and/or enacting new laws and regulations that apply to our business and to our customers’ businesses. Legislative and regulatory actions may impact the way in which we or our customers conduct business and may create uncertainty, which could affect trading volumes or demand for market data. See Part 1, Item 1 “Business — Regulation” and Part 1, Item 1(A) "Risk Factors" included in our 2023 Form 10-K for a discussion of the primary regulations applicable to our business and certain risks associated with those regulations.
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

•EMIR 3.0. In February 2024, the European Commission, European Parliament, and Council of the EU reached agreement on the final text of the European Market Infrastructure Regulation, or EMIR, known as EMIR 3.0. EMIR 3.0 contains provisions requiring EU market participants to establish accounts for euro-denominated short-term interest rate derivatives, or STIRs, at an EU central counterparty, or CCP, and a requirement to clear a certain number of trades in an EU account. At this time, the number of trades required to be cleared in an EU account is not finalized; however, these requirements could result in a reduction of traded and cleared contracts at ICE Futures Europe and ICE Clear Europe.
•Policy intervention to address high energy prices. Various legislative proposals in the EU have been adopted to address high energy prices and impact ICE Endex, the primary European exchange for the benchmark European gas contract, and ICE Clear Europe, which clears ICE Endex contracts. These policy interventions include price limiting mechanisms for exchange-traded gas products and a new liquefied natural gas, or LNG, import benchmark. In December 2023, the EU extended until January 31, 2025, the price cap on certain Dutch Title Transfer Facility, or TTF, derivatives traded on ICE Endex. In December 2022, a coalition of G7 and other nations set the price of certain Russian crude oil at or below $60 a barrel, which remains in place and impacts the services we offer to clients.
•Benchmarks Regulation. Most London Interbank Offered Rate, or LIBOR, settings have ceased to be published; however, the Financial Conduct Authority, or FCA, has required ICE Benchmark Administration, or IBA, as the administrator of LIBOR, to continue publishing certain LIBOR settings for a temporary period using a changed "synthetic" methodology. "Synthetic" LIBOR settings are not representative of the underlying market or economic reality the settings were previously intended to measure.
In addition, certain benchmarks provided by our index businesses may continue to be used by supervised entities in the EU under the EU Benchmarks Regulation until December 31, 2025.
•EU Deforestation Regulation. Effective in December 2024, the EU Deforestation Regulation, or EUDR, requires that certain commodities (including cocoa and coffee) and their products be from deforestation-free land and meet other requirements before they can be placed or made available on the EU market, or exported from it. The EUDR requirements may decelerate the physical trade of cocoa and coffee, impact the usability of EU coffee and cocoa physical inventories, and reduce trading volumes on ICE Futures Europe of the Robusta Coffee Contract and London Cocoa Contract and on ICE Futures U.S. of the Coffee C Contract (Arabica). In March, 20 EU Member States urged the EU Commission to revise the EUDR and temporarily suspend implementation. We are monitoring the impact of these developments on ICE Futures Europe and ICE Futures U.S.
•U.K. Deforestation Regulation. In December 2023, the U.K. Government announced its intent to implement a regulation which would require that certain commodities (including cocoa) and their products be from deforestation-free land and meet other requirements. Legislation to implement these requirements is likely to be adopted early in 2024. We are monitoring the impact of these developments and any impact on ICE Futures Europe.
•U.K. Commodity Derivatives Reform. In December 2023, the FCA published a consultation proposing to revise the U.K. commodity derivatives framework. The Financial Services and Markets Act 2023, or FSMA 2023, reformed the U.K.’s commodity derivatives regulatory regime including revoking the Markets in Financial Instruments Directive II, or MIFID II, requirement to set position limits on all exchange traded and over-the-counter contracts and transferring the powers to set position limits from the FCA to trading venue operators. The FCA is proposing to require that trading venues set position limits for critical and related contracts including ICE's softs, agricultural and energy contracts such as Brent, WTI, gasoil and natural gas, to establish accountability thresholds and to report enhanced position data. These requirements could make trading on ICE Futures Europe more difficult and could result in a reduction in volumes and liquidity.
Tax Policy Changes
The OECD Pillar Two minimum tax rules, which generally provide for a minimum effective tax rate of 15%, are intended to apply to tax years beginning in 2024. In 2023, the OECD issued administrative guidance providing transitional safe harbor rules concerning the implementation of the Pillar Two framework, which will apply to fiscal years ending on or before December 31, 2026. The EU member states and many other countries, including the U.K., have committed to implement or have already enacted legislation adopting the Pillar Two rules. We are monitoring developments and evaluating the impacts of these new rules on our tax rate, including our ability to qualify for the safe harbor rules as implemented by each jurisdiction; however, we do not expect a material impact to our effective tax rate given our current tax profile.

Consolidated Financial Highlights
The following summarizes our results and significant changes in our consolidated financial performance for the periods presented (dollars in millions, except per share amounts).

(1)    Operating loss from our Mortgage Technology segment was $48 million and $28 million for the three months ended March 31, 2024 and 2023, respectively.
(2)    The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. Adjusted net income attributable to ICE is presented net of taxes. These adjusted numbers are not calculated in accordance with U.S. GAAP. See “—Non-GAAP Financial Measures” below.

	Three Months Ended March 31,
	2024	2023	Change
Revenues, less transaction-based expenses	$2,290	$1,896	21%
Recurring revenues(1)	$1,196	$953	25%
Transaction revenues, net(1)	$1,094	$943	16%
Operating expenses	$1,227	$927	32%
Adjusted operating expenses(2)	$930	$740	26%
Operating income	$1,063	$969	10%
Adjusted operating income(2)	$1,360	$1,156	18%
Operating margin	46%	51%	(5 pts)
Adjusted operating margin(2)	59%	61%	(2 pts)
Other income/(expense), net	$(99)	$(120)	(16) %
Income tax expense	$181	$175	3%
Effective tax rate	19%	21%	(2 pts)
Net income attributable to ICE	$767	$655	17%
Adjusted net income attributable to ICE(2)	$852	$791	8%
Diluted earnings per share attributable to ICE common stockholders	$1.33	$1.17	14%
Adjusted diluted earnings per share attributable to ICE common stockholders(2)	$1.48	$1.41	5%
Cash flows from operating activities	$1,009	$653	54%
Free cash flow(3)	$864	$568	52%
Adjusted free cash flow (3)	$877	$673	30%

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
•Revenues, less transaction-based expenses, increased $394 million for the three months ended March 31, 2024 from the comparable period in 2023. See "—Exchanges Segment", "—Fixed Income and Data Services Segment" and "—Mortgage Technology Segment" below for a discussion of the significant changes in our revenues. The increase in revenues during the three months ended March 31, 2024 includes $9 million in favorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable period in 2023.
•Operating expenses increased $300 million for the three months ended March 31, 2024 from the comparable period in 2023. See "—Consolidated Operating Expenses" below for a discussion of the significant changes in our operating expenses. The increase in operating expenses during the three months ended March 31, 2024 includes $3 million in unfavorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable period in 2023.
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
For additional information regarding the factors that affect our results of operations, see Item 1(A) “Risk Factors” included in our 2023 Form 10-K.
Segment Results
Our business is conducted through three reportable business segments:
•Exchanges: We operate regulated marketplace technology for the listing, trading and clearing of a broad array of derivatives contracts and financial securities as well as data and connectivity services related to our exchanges and clearing houses;
•Fixed Income and Data Services: We provide fixed income pricing, reference data, indices, analytics and execution services as well as global CDS clearing and multi-asset class data delivery technology; and
•Mortgage Technology: We provide a technology platform that offers customers comprehensive, digital workflow tools that aim to address inefficiencies and mitigate risks that exist in the U.S. residential mortgage market life cycle, from application through closing, servicing and the secondary market.
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

Exchanges Segment
The following presents selected statements of income data for our Exchanges segment (dollars in millions):

REVENUES, LESS TRANSACTION-BASED EXPENSES
$ (Millions)
1,250
1,000
750
500
250
0
$1,097
$126
$232
$101
$95
$128
$70
$345
$1,223
$122
$235
$103
$99
$135
$72
$457
Q1 2023
Q1 2024
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

	Three Months Ended March 31,
	2024	2023	Change
Revenues:
Energy futures and options	$457	$345	33%
Agricultural and metals futures and options	72	70	3
Financial futures and options	135	128	6
Futures and options	664	543	22
Cash equities and equity options	610	671	(9)
OTC and other	103	101	2
Transaction and clearing, net	1,377	1,315	5
Data and connectivity services	235	232	1
Listings	122	126	(4)
Revenues	1,734	1,673	4
Transaction-based expenses(1)	511	576	(11)
Revenues, less transaction-based expenses	1,223	1,097	12
Other operating expenses	256	259	(1)
Depreciation and amortization	70	61	13
Operating expenses	326	320	2
Operating income	$897	$777	16%

Recurring revenues	$357	$358	—%
Transaction revenues, net	$866	$739	17%

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
Transaction and clearing revenues are generally assessed on a per-contract basis and revenues and profitability fluctuate with changes in contract volume and product mix. We consider data and connectivity services revenues and listings revenues to be recurring revenues. Our data and connectivity services revenues are recurring subscription fees related to the various data and connectivity services that we provide which are directly attributable to our exchange venues. Our listings revenues are also recurring subscription fees that we earn for the provision of NYSE listings services for public companies and exchange-traded funds, or ETFs, and related corporate actions for listed companies.
For the three months ended March 31, 2024 and 2023, 23% and 20%, respectively, of our Exchanges segment revenues, less transaction-based expenses, were billed in pounds sterling or euros. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Exchanges segment revenues, less transaction-based expenses, were higher by $7 million for the three months ended March 31, 2024, from the comparable periods in 2023.
Our exchange transaction and clearing revenues are presented net of rebates. We recorded rebates of $297 million and $252 million for the three months ended March 31, 2024 and 2023, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. The increase in rebates for the three months ended March 31, 2024 is primarily due to higher volumes traded as compared to the comparable period in 2023.

•Energy Futures and Options: Total energy volume increased 25% and revenues increased 33% for the three months ended March 31, 2024 from the comparable period in 2023.
–Total oil futures and options volume increased 21% for the three months ended March 31, 2024 from the comparable period in 2023, driven, in part, by elevated levels of price uncertainty related to oil supply/demand dynamics and geopolitical risk.
–Our global natural gas futures and options volume increased 32% for the three months ended March 31, 2024 from the comparable period in 2023, due to continued growth in our TTF and Asian JKM products as natural gas continues to globalize, as well as strength in our North American natural gas products driven by increased volatility related to shifting weather and fundamentals.
–Our environmentals and other futures and options volume increased 16% for the three months ended March 31, 2024 from the comparable period in 2023, due to higher environmentals and power volumes versus the year ago period.
•Agricultural and Metals Futures and Options: Total volumes in our agricultural and metals futures and options markets increased 9% and revenues increased 3% for the three months ended March 31, 2024 from the comparable period in 2023, driven by elevated price volatility as a result of weather-related supply and demand dynamics impacting our Cocoa and Cotton markets.
–Sugar futures and options volumes decreased 15% for the three months ended March 31, 2024 from the comparable period in 2023.
–Other agricultural and metal futures and options volume increased 26% for the three months ended March 31, 2024 from the comparable period in 2023.
•Financial Futures and Options: Total volumes in our financial futures and options markets increased 4% and revenues increased 6% for the three months ended March 31, 2024 from the comparable period in 2023, including the impacts of foreign exchange effects. The three months ended March 31, 2024 benefited from elevated interest rate volatility related to increased central bank activity speculation.
–Interest rate futures and options volume increased 9% and revenue increased 16% for the three months ended March 31, 2024 from the comparable period in 2023. The three months ended March 31, 2024 benefited from elevated interest rate volatility related to increased central bank activity speculation. Interest rate futures and options revenues were $97 million and $84 million for the three months ended March 31, 2024 and 2023, respectively.
–Other financial futures and options volume, which includes our MSCI®, FTSE® and NYSE FANG+ equity index products, decreased 21% and revenue decreased 13% for the three months ended March 31, 2024 from the comparable period in 2023. The decrease was primarily due to lower equity market volatility than during the comparable period in 2023. Other financial futures and options revenues were $38 million and $44 million for the three months ended March 31, 2024 and 2023, respectively.
•Cash Equities and Equity Options: Cash equities volume increased 2% for the three months ended March 31, 2024 from the comparable period in 2023, due to increased market share as compared to the same prior year period. Cash equities revenues, net of transaction-based expenses, were $71 million and $67 million for the three months ended March 31, 2024 and 2023, respectively. Equity options volume increased 7% for the three months ended March 31, 2024 from the comparable period in 2023, driven by increased participation and higher market share. Equity options revenues, net of transaction-based expenses, were $28 million for both the three months ended March 31, 2024 and 2023.
•OTC and Other: OTC and other transactions include revenues from our OTC energy business and other trade confirmation services, as well as interest income on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, exchange membership fees and agricultural grading and certification fees. Our OTC and other revenues increased 2% for the three months ended March 31, 2024 from the comparable period in 2023.

•Data and Connectivity Services: Our data and connectivity services revenues increased 1% for the three months ended March 31, 2024 from the comparable period in 2023. The increase in revenue was driven by the strong retention rate of existing customers, the addition of new customers and increased purchases by existing customers.
•Listings Revenues: Through NYSE, NYSE American and NYSE Arca, we generate listings revenue related to the provision of listings services for public companies and ETFs, and related corporate actions for listed companies. Listings revenues decreased 4% for the three months ended March 31, 2024, from the comparable period in 2023, due to the roll off of initial listing fees from the strong IPO market in 2021. All listings fees are billed upfront, and revenues are recognized over time as the identified performance obligations are satisfied.
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
The following charts and tables present trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts):

Volume and Rate per Contract

	Three Months Ended March 31,
	2024	2023	Change
Number of contracts traded (in millions):
Energy futures and options	266	213	25%
Agricultural and metals futures and options	33	30	9
Financial futures and options	200	193	4
Total	499	436	15%
Average daily volume of contracts traded (in thousands):
Energy futures and options	4,368	3,440	27%
Agricultural and metals futures and options	543	490	11
Financial futures and options	3,187	3,022	5
Total	8,098	6,952	16%
Rate per contract:
Energy futures and options	$1.71	$1.62	6%
Agricultural and metals futures and options	$2.17	$2.30	(6)%
Financial futures and options	$0.67	$0.66	2%

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

Open Interest

	As of March 31,
	2024	2023	Change
Open interest — in thousands of contracts:
Energy futures and options	57,751	47,511	22%
Agricultural and metals futures and options	4,696	4,394	7
Financial futures and options	26,206	21,891	20
Total	88,653	73,796	20%

The following charts and tables present selected cash and equity options trading data. All trading volume below is presented as average net daily trading volume, or ADV, and is single counted:

	Three Months Ended March 31,
	2024	2023	Change
NYSE cash equities (shares in millions):
Total cash handled volume	2,438	2,381	2%
Total cash market share matched	20.4%	19.8%	0.6 pts
NYSE equity options (contracts in thousands):
NYSE equity options volume	9,325	8,708	7%
Total equity options volume	43,311	42,433	2%
NYSE share of total equity options	21.5%	20.5%	1 pt
Revenue capture or rate per contract:
Cash equities rate per contract (per 100 shares)	$0.048	$0.045	5%
Equity options rate per contract	$0.05	$0.05	(4)%
Handled volume represents the total number of shares of equity securities, ETFs and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
Transaction-Based Expenses
Our equities and equity options markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. Section 31 fees are recorded on a gross basis as a component of transaction and clearing fee revenue. These Section 31 fees are assessed to recover the government’s costs of supervising and regulating the securities markets and professionals and are subject to change. We, in turn, collect corresponding activity assessment fees from member organizations clearing or settling trades on the equities and options exchanges, and recognize these amounts in our transaction and clearing revenues when invoiced. The activity assessment fees are designed to equal the Section 31 fees. As a result, activity assessment fees and the corresponding Section 31 fees do not have an impact on our net income, although the timing of payment by us will vary from collections. Section 31 fees were $67 million and $119 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in Section 31 fees during the three months ended March 31, 2024 was primarily due to a decrease in rates. The fees we collect are included in cash at the time of receipt and we remit the amounts to the SEC twice a year as required. The total amount is included in current liabilities and was $66 million as of March 31, 2024.
We make liquidity payments to cash and options trading customers, as well as routing charges made to other exchanges which are included in transaction-based expenses. We incur routing charges when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We record routing charges on a gross basis as a component of transaction and clearing fee revenue. Cash liquidity payments, routing and clearing fees were $444 million and $457 million for the three months ended March 31, 2024 and 2023, respectively.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Exchanges segment's operating expenses, operating income and operating margin (dollars in millions). See “—Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Exchanges Segment:	Three Months Ended March 31,
	2024	2023	Change
Operating expenses	$326	$320	2%
Adjusted operating expenses(1)	$307	$288	6%
Operating income	$897	$777	16%
Adjusted operating income(1)	$916	$809	13%
Operating margin	73%	71%	2 pts
Adjusted operating margin(1)	75%	74%	1 pt

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

	Three Months Ended March 31,
	2024	2023	Change
Revenues:
Fixed income execution	$26	$32	(15)%
CDS clearing	93	101	(8)
Fixed income data and analytics	288	276	4
Fixed income and credit	407	409	—
Other data and network services	161	154	4
Revenues	568	563	1
Other operating expenses	274	258	6
Depreciation and amortization	80	85	(6)
Operating expenses	354	343	3
Operating income	$214	$220	(3)%

Recurring revenues	$449	$430	4%
Transaction revenues	$119	$133	(10)%
In the table above, we consider fixed income data and analytics revenues and other data and network services revenues to be recurring revenues.
For both the three months ended March 31, 2024 and 2023, 11% of our Fixed Income and Data Services segment revenues were billed in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues denominated in foreign currencies changes accordingly. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Fixed Income and Data Services revenues were higher by $2 million for the three months ended March 31, 2024 than the comparable period in 2023.
Fixed Income and Data Services Revenues
Our Fixed Income and Data Services revenues increased 1% for the three months ended March 31, 2024 from the comparable period in 2023, primarily due to strength in our fixed income data and analytics products and our other data and network services.
•Fixed Income Execution: Fixed income execution includes revenues from ICE Bonds. Execution fees are reported net of rebates, which were $3 million for the three months ended March 31, 2024 and nominal for the three months ended March 31, 2023. Our fixed income execution revenues decreased 15% for the three months ended March 31, 2024 from the comparable period in 2023, as higher revenues from corporate bond trading were offset by lower levels of U.S. treasury activity.
•CDS Clearing: CDS clearing revenues decreased 8% for the three months ended March 31, 2024 from the comparable period in 2023. The notional value of CDS cleared was $5.0 trillion and $6.8 trillion for the three months ended March 31, 2024 and 2023, respectively, as elevated volatility and demand for credit protection benefited the first quarter of 2023.
•Fixed Income Data and Analytics: Our fixed income data and analytics revenues increased 4% for the three months ended March 31, 2024 from the comparable period in 2023 due to growth in our pricing and reference data business and strength in our index business.
•Other Data and Network Services: Our other data and network services revenues increased 4% for the three months ended March 31, 2024 from the comparable period in 2023. The increase in revenues was driven by growth in our ICE Global Network offering, strength in our consolidated feeds and stronger desktop revenues.
Annual Subscription Value, or ASV, represents, at a point in time, data services revenues, which include Fixed Income Data and Analytics as well as Other Data and Network Services, subscribed for the succeeding 12 months. ASV does not include new sales, contract terminations or price changes that may occur during that 12-month period. However, while it is an indicative forward-looking metric, it does not provide a precise growth forecast of the next 12 months of data services revenues. Management considers ASV metrics when making financial and operating decisions and believes ASV is useful for management and investors in understanding our data services business performance.

As of March 31, 2024, ASV was $1.786 billion, which increased 4.6% compared to the ASV as of March 31, 2023. ASV represents nearly 100% of total data services revenues for this segment. This does not adjust for year-over-year foreign exchange fluctuations.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Fixed Income and Data Services segment's operating expenses, operating income and operating margin (dollars in millions). See “—Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Fixed Income and Data Services Segment:	Three Months Ended March 31,
	2024	2023	Change
Operating expenses	$354	$343	3%
Adjusted operating expenses(1)	$309	$301	3%
Operating income	$214	$220	(3)%
Adjusted operating income(1)	$259	$262	(1)%
Operating margin	38%	39%	(1 pt)
Adjusted operating margin(1)	46%	47%	(1 pt)

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

Mortgage Technology Segment
The following charts and table present our selected statements of income data for our Mortgage Technology segment (dollars in millions):

REVENUES
$ (Millions)
500
400
300
200
100
0
$236
$21
$41
$174
$499
$214
$67
$44
$174
Q1 2023
Q1 2024
Servicing software (1)
Data and analytics
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

	Three Months Ended March 31,
	2024	2023	Change
Revenues:
Origination technology	$174	$174	—%
Closing solutions	44	41	9
Servicing software	214	—	n/a
Data and analytics	67	21	210
Revenues	499	236	111
Other operating expenses	280	129	116
Depreciation and amortization	231	114	103
Acquisition-related transaction and integration costs	36	21	72
Operating expenses	547	264	107
Operating loss	$(48)	$(28)	71%

Recurring revenues	$390	$165	136%
Transaction revenues	$109	$71	53%
*Percentage changes in the table above deemed "n/a" are not meaningful.
In the table above, we consider subscription fees to be recurring revenues. Each revenue classification, above, contains a mix of recurring and transaction revenues, based on the various service offerings described in more detail, below.
Mortgage Technology Revenues
Our mortgage technology revenues are derived from our comprehensive, end-to-end U.S. residential mortgage platform. Our mortgage technology business is intended to enable greater workflow efficiency and mitigate risks for customers throughout the mortgage life cycle. Mortgage technology revenues increased $263 million for the three months ended March 31, 2024 from the comparable period in 2023, primarily due the Black Knight acquisition.
•Origination technology: Our origination technology revenues were flat during the three months ended March 31, 2024 from the comparable period in 2023. Our origination technology acts as a system of record for the mortgage transaction, automating the gathering, reviewing, and verifying of mortgage-related information and enabling automated enforcement of rules and business practices designed to help ensure that each completed loan transaction is of high quality and adheres to secondary market standards. These revenues are based on recurring Software as a Service, or SaaS, subscription fees, with an additive transaction-based or success-based pricing fee as lenders exceed the number of loans closed that are included with their monthly base subscription, as well as professional services.
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
•Closing solutions: Our closing solutions revenues increased 9% during the three months ended March 31, 2024 from the comparable period in 2023, driven by increased market share and continued adoption of digital solutions. Our closing solutions connect key participants, such as lenders, title and settlement agents and individual county recorders, to digitize the closing and recording process. Closing solutions also include revenues from our MERSCORP Holdings, Inc., or MERS, database, which provides a system of record for recording and tracking changes, servicing rights and beneficial ownership interests in loans secured by U.S. residential real estate. Revenues from closing solutions are largely transaction-based and are based on the volume of loans closed.
•Servicing software: Our servicing software revenues include integrated mortgage servicing solutions, which help automate all areas of the servicing process, from loan boarding to final payment or default, to help lower costs, reduce risk and improve financial performance. Our servicing solutions support first lien mortgages, home equity loans and lines of credit on a single platform to manage all servicing processes, including loan setup and maintenance, escrow administration, investor reporting, and regulatory requirements. We also provide solutions that provide consumers with access to customized, timely information about their mortgages and allow our clients’ customer service representatives to access the same customer information, which is key to increasing borrower retention. Another servicing solution provides clients, third-party providers and their developers access to our growing catalog of application programming interfaces, or APIs, across the mortgage life cycle.
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
•Data and analytics: Our Data and Analytics revenues increased 210% during the three months ended March 31, 2024 from the comparable period in 2023, primarily due to the revenue contribution from Black Knight during the three months ended March 31, 2024. Revenues include those related to ICE Mortgage Technology’s Data & Document Automation and Mortgage Analyzer solutions, or Analyzer, which offers customers greater efficiency by streamlining data collection and validation through our automated document recognition and data extraction capabilities. Analyzer revenues can be both recurring and transaction-based in nature. In addition, our data offerings include real-time industry and peer benchmarking tools, which provide originators a granular view into the real-time trends of the U.S. residential mortgage market, as well as credit and prepayment models, custom and proprietary analytics, valuation, and MLS solutions. We also provide a Data as a Service, or DaaS, for lenders and industry participants to access industry data and origination information. Revenues related to our data products are largely subscription-based and recurring in nature. The data and insights from these solutions inform, support and enhance our other solutions to help lenders and servicers make more informed decisions, improve performance, identify and predict risk and generate more qualified leads. Revenues related to our data products are largely subscription-based and recurring in nature.
Operating Expenses, Operating Income/(Loss) and Operating Margin
The following chart summarizes our Mortgage Technology segment's operating expenses, operating loss and operating margin (dollars in millions). See “—Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Mortgage Technology Segment:	Three Months Ended March 31,
	2024	2023	Change
Operating expenses	$547	$264	107%
Adjusted operating expenses(1)	$314	$151	107%
Operating loss	$(48)	$(28)	71%
Adjusted operating income(1)	$185	$85	118%
Operating margin	(10)%	(12)%	2 pts
Adjusted operating margin(1)	37%	36%	1 pt

(1)    The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. These adjusted numbers are not calculated in accordance with GAAP. See “—Non-GAAP Financial Measures”

Consolidated Operating Expenses
The following presents our consolidated operating expenses (dollars in millions):

CONSOLIDATED OPERATING EXPENSES
$ (Millions)
1,400
1,200
1,000
800
600
400
200
0
$927
$260
$266
$49
$352
$1,227
$381
$312
$72
$462
Q1 2023
Q1 2024
Depreciation and amortization
Technology and communication, rent and occupancy, and selling, general and administrative
Professional services and acquisition-related transaction and integration costs
Compensation and benefits

	Three Months Ended March 31,
	2024	2023	Change
Compensation and benefits	$462	$352	31%
Professional services	36	28	28
Acquisition-related transaction and integration costs	36	21	72
Technology and communication	205	172	19
Rent and occupancy	29	20	44
Selling, general and administrative	78	74	6
Depreciation and amortization	381	260	46
Total operating expenses	$1,227	$927	32%

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

Included in the total consolidated operating expenses for the three months ended March 31, 2024 was $288 million related to Black Knight.
For the three months ended March 31, 2024 and 2023, 7% and 9%, respectively, of our operating expenses were billed in pounds sterling or euros. Due to fluctuations in the U.S. dollar compared to the pound sterling and euro, our consolidated operating expenses were higher by $3 million for the three months ended March 31, 2024 than in the comparable period in 2023.
Compensation and Benefits Expenses
Compensation and benefits expense is our most significant operating expense and includes non-capitalized employee wages, bonuses, non-cash or stock compensation, certain severance costs, benefits and employer taxes. The bonus and stock compensation components of our compensation and benefits expense is based on both our financial performance and individual employee performance. Therefore, our compensation and benefits expense will vary year-to-year based on our financial performance and fluctuations in our number of employees. The below chart summarizes the significant drivers of our compensation and benefits expense results for the periods presented (dollars in millions, except employee headcount).

	Three Months Ended March 31,
	2024	2023	Change
Employee headcount	13,226	9,010	47%
Stock-based compensation expenses	$51	$40	28%
Employee headcount increased during the three months ended March 31, 2024 from the comparable period in 2023 primarily due to our acquisition of Black Knight. Compensation and benefits expense increased $110 million for the three months ended March 31, 2024 from the comparable period in 2023, primarily due to $108 million attributable to our acquisition of Black Knight and higher payroll from the impact of prior year merit increases, partially offset by higher capitalized labor. The stock-based compensation expenses in the table above relate to employee stock option and restricted stock awards and exclude stock-based compensation related to acquisition-related transaction and integration costs.
Professional Services Expenses
Professional services expense includes fees for consulting services received on strategic and technology initiatives, temporary labor, as well as regulatory, legal and accounting fees, and may fluctuate as a result of changes in our use of these services in our business.
Professional services expenses increased $8 million for the three months ended March 31, 2024 from the comparable period in 2023, primarily due to our acquisition of Black Knight combined with increases in consulting and legal expenses.
Acquisition-Related Transaction and Integration Costs
We incurred $36 million in acquisition-related transaction and integration costs during the three months ended March 31, 2024 primarily due to integration expenses related to Black Knight. We incurred $21 million in acquisition-related transaction costs during the three months ended March 31, 2023, primarily due to legal and consulting expenses related to our acquisition of Black Knight and our integration of Ellie Mae.
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

Technology and communications expenses increased $33 million for the three months ended March 31, 2024 from the comparable period in 2023 primarily due to hardware and software support costs mainly at Black Knight and license expense.
Rent and Occupancy Expenses
Rent and occupancy expense relates to leased and owned property and includes rent, maintenance, real estate taxes, utilities and other related costs. We have significant operations located in the U.S., U.K., and India, with smaller offices located throughout the world.
Rent and occupancy expenses increased $9 million for the three months ended March 31, 2024 from the comparable period in 2023 primarily due to $7 million of duplicate rent expenses related to our new London and New York leased offices and increases attributable to Black Knight locations.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include marketing, advertising, public relations, insurance, bank service charges, dues and subscriptions, travel and entertainment, non-income taxes and other general and administrative costs.
Selling, general and administrative expenses increased $4 million for the three months ended March 31, 2024, from the comparable period in 2023 primarily due to $10 million related to listings customer acquisition costs from higher IPO activity, $5 million related to increased marketing expenses and increases in other underlying costs, including travel and entertainment. This was partially offset by $6 million of expense for claims made following a NYSE system outage and a $10 million regulatory matter expense that both occurred during the three months ended March 31, 2023.
Depreciation and Amortization Expenses
Depreciation and amortization expense results from depreciation of long-lived assets such as buildings, leasehold improvements, aircraft, hardware and networking equipment, purchased software, internally-developed software, furniture, fixtures and equipment over their estimated useful lives. This expense includes amortization of intangible assets obtained in our acquisitions of businesses over their estimated useful lives. Intangible assets subject to amortization consist primarily of customer relationships, technology, data & databases and trademarks & trade names.
We recorded amortization expenses on intangible assets acquired as part of our acquisitions, as well as on other intangible assets of $254 million, inclusive of a $3 million impairment of a developed technology intangible asset, and $150 million for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, $105 million of amortization expense was related to intangible assets acquired in connection with the Black Knight acquisition.
We recorded depreciation expenses on our fixed assets of $127 million and $110 million for the three months ended March 31, 2024 and 2023, respectively. This increase was primarily due to $6 million related to Black Knight and increases in internally developed software assets and leasehold improvements.

Consolidated Non-Operating Income/(Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following tables present our non-operating income/(expenses) (dollars in millions):

	Three Months Ended March 31,
	2024	2023	Change*
Other income/(expense):
Interest income	$30	$91	(68)%
Interest expense	(241)	(176)	37
Other income/(expense), net	112	(35)	n/a
Total other income/(expense), net	$(99)	$(120)	(16)%
Net income attributable to non-controlling interest	$(16)	$(19)	(17)%

*Percentage changes in the table above deemed "n/a" are not meaningful.

Interest Income
Interest income decreased during the three months ended March 31, 2024 from the same period in 2023 primarily due to decreased investment balances following the Black Knight acquisition. For the three months ended March 31, 2023, we earned $69 million in interest income in connection with the short-term investments related to the $5.0 billion of senior notes issued in connection with, and the operating cash accumulated for, the Black Knight acquisition. In addition, our clearing houses also earned interest income of $23 million and $19 million during the three months ended March 31, 2024 and 2023, respectively. The remainder primarily relates to interest earned on various unrestricted and restricted cash balances held within our group entities.
Interest Expense
Interest expense on our outstanding debt increased $65 million for the three months ended March 31, 2024 as compared to the same period in 2023. During the three months ended March 31, 2024 we incurred an incremental increase in interest expense of $52 million on borrowings under our Commercial Paper program and Term Loan (each as defined in “—Liquidity and Capital Resources—Debt”), both of which partially funded the Black Knight acquisition. We also incurred interest expense of $13 million on the $1.0 billion of senior notes assumed as part of the Black Knight acquisition.
Other Income/(Expense), net
Our equity method investments include OCC and Bakkt, among others. We recognized $42 million and $35 million during the three months ended March 31, 2024 and 2023, respectively, of our share of estimated equity method investment losses, net, which is included in other expense, net. The estimated losses for both the three months ended March 31, 2024 and 2023 are primarily related to our investment in Bakkt, partially offset by our share of net profits of OCC. Both the three month periods ended March 31, 2024 and 2023 include adjustments to reflect the difference between reported prior period actual results from our original estimates.
During the three months ended March 31, 2024, we recorded a fair value loss of $3 million on our equity investments that do not have readily determinable fair values.
During the three months ended March 31, 2024, we recorded a gain of $160 million related to the PennyMac arbitration final award payment.
We incurred foreign currency transaction losses of $4 million and $1 million for the three months ended March 31, 2024 and 2023, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. Foreign currency transaction gains and losses are recorded in other income/(expense), net, when the settlement of foreign currency assets, liabilities and payables occur in non-functional currencies and there is an increase or decrease in the period-end foreign currency exchange rates between periods.
Non-controlling Interest
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests. As of March 31, 2024, our non-controlling interests included those related to the non-ICE limited partners' interest in our CDS clearing subsidiaries, and non-controlling interests in ICE Futures Abu Dhabi.

Consolidated Income Tax Provision
Consolidated income tax expense was $181 million and $175 million for the three months ended March 31, 2024 and 2023, respectively. The change in consolidated income tax expense between periods is primarily due to the tax impact of changes in our pre-tax income and the changes in our effective tax rate each period.
Our effective tax rate was 19% and 21% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate for the three months ended March 31, 2024 was lower than the effective tax rate for the comparable period in 2023 primarily due to deferred income tax benefits from state apportionment changes in the current period, partially offset by the U.K. corporate income tax rate increase to 25% effective for the full year in 2024, the net effect of which was greater than the impact of favorable audit settlements for certain historical periods during the three months ended March 31, 2023.
The OECD Pillar Two minimum tax rules, which generally provide for a minimum effective tax rate of 15%, are intended to apply to tax years beginning in 2024. The European Union member states and many other countries, including the U.K., our most significant non-U.S. jurisdiction, have committed to implement or have already enacted legislation adopting the Pillar Two rules. In July 2023, the U.K. enacted the U.K. Finance Act 2023, effective as of January 1, 2024, which included provisions to implement certain portions of the Pillar Two minimum tax rules and included an election to apply a transitional safe harbor to extend certain effective dates to accounting periods ending on or before June 30, 2028. These new U.K. Pillar Two rules did not have a material impact on our income tax provision as of March 31, 2024.

Foreign Currency Exchange Rate Impact
As an international business, our financial statements are impacted by changes in foreign currency exchange rates. Our exposure to foreign denominated earnings for the three months ended March 31, 2024 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Three Months Ended March 31, 2024
	Pound Sterling	Euro
Average exchange rate to the U.S. dollar in the current year period	1.2683	1.0859
Average exchange rate to the U.S. dollar in the same period in the prior year	1.2150	1.0730
Average exchange rate increase/(decrease)	4%	1%
Foreign denominated percentage of:
Revenues, less transaction-based expenses	7%	8%
Operating expenses	6%	1%
Operating income	9%	15%
Impact of the currency fluctuations(1) on:
Revenues, less transaction-based expenses	$7	$2
Operating expenses	$3	$—
Operating income	$4	$2

(1)    Represents the impact of currency fluctuation for the three months ended March 31, 2024 compared to the same periods in the prior year.
During the three months ended March 31, 2024, 15% and 7% our consolidated revenues, less transaction-based expenses, and consolidated operating expenses were denominated in pounds sterling or euros, respectively. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.

Liquidity and Capital Resources
Below are charts that reflect our outstanding debt and capital allocation. The acquisition and integration costs in the chart below include cash paid for equity method investments and acquisition-related transaction and integration costs in each period.
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
Consolidated cash and cash equivalents were $863 million and $899 million as of March 31, 2024 and December 31, 2023, respectively. We had $1.5 billion and $871 million in short-term and long-term restricted cash and cash equivalents as of March 31, 2024 and December 31, 2023, respectively. We had $62 million and $680 million in restricted short-term and long-term investments as of March 31, 2024 and December 31, 2023, respectively. We had $74.1 billion and $79.0 billion of cash and cash equivalent margin deposits and guaranty funds as of March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024, the amount of unrestricted cash held by our non-U.S. subsidiaries was $427 million. Due to the application of Global Intangible Low-Taxed Income as of January 1, 2018, the majority of our foreign earnings as of December 31, 2022 have been subject to immediate U.S. income taxation and can be distributed to the U.S. in the future with no material additional U.S. income tax consequences. We intend to apply the high tax exception to Global Intangible Low-Taxed Income in 2023 and 2024, thus the majority of our foreign earnings in 2023 and 2024 are not expected to be subject to immediate U.S. income taxation. These foreign earnings can also generally be distributed to the U.S. with no additional material U.S. income tax consequences, primarily due to the availability of dividend received deductions.
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
Cash Flow
The following table presents the major components of net changes in cash and cash equivalents, and restricted cash and cash equivalents (in millions):

	Three Months Ended March 31,
	2024	2023
Net cash provided by/(used in):
Operating activities	$1,009	$653
Investing activities	259	2,045
Financing activities	(5,522)	(42,351)
Effect of exchange rate changes	(5)	1
Net decrease in cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	$(4,259)	$(39,652)
Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain items, including depreciation and amortization, deferred taxes, stock based compensation and the effects of changes in working capital.
The $356 million increase in net cash provided by operating activities during the three months ended March 31, 2024 from the comparable period in 2023 was primarily driven by an increase in net income, which includes the $160 million gain related to the PennyMac arbitration final award payment, adjusted for depreciation and amortization and an increase in working capital. The increases in working capital were primarily driven by increased accounts receivable collections and lower Section 31 fees payable due to the rate changes determined by the SEC, offset primarily by timing of various payments and receipts.
Investing Activities
Consolidated net cash provided by investing activities for the three months ended March 31, 2024 primarily relates to $702 million in proceeds from the sale of restricted investments, $230 million in proceeds from sales of invested margin deposits and $75 million in proceeds from the sale of the Promissory Note, partially offset by $536 million of purchases of invested margin deposits, $64 million of purchases of restricted investments, $58 million of capital expenditures and $87 million of capitalized software development costs.

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
Financing Activities
Consolidated net cash used in financing activities for the three months ended March 31, 2024 primarily relates to a decrease in our cash and cash equivalent margin deposits and guaranty fund balances of $4.6 billion, $600 million in repayments on our debt facilities, $258 million in dividend payments to stockholders, $71 million in cash payments related to treasury shares received for restricted stock tax payments and stock option exercises and $38 million in net repayments under our Commercial Paper Program.

Consolidated net cash used in financing activities for the three months ended March 31, 2023 primarily relates to a decrease in our cash and cash equivalent margin deposits and guaranty fund balances of $42.1 billion due to lower commodity prices and reduced volatility, $236 million in dividend payments to stockholders and $49 million in cash payments related to treasury shares received for restricted stock tax payments and stock option exercises.
Debt
As of March 31, 2024, we had $22.0 billion in outstanding debt, consisting of $19.1 billion of unsecured senior notes, $1.9 billion under our Commercial Paper Program and $1.0 billion under our Term Loan. Our senior notes of $19.1 billion have a weighted average maturity of 15 years and a weighted average cost of 3.6% per annum. Our commercial paper notes had original maturities ranging from 4 to 45 days as of March 31, 2024, with a weighted average interest rate of 5.6% per annum and a weighted average remaining maturity of 28 days. The Term Loan has a maturity date of August 31, 2025 and bears interest at a rate of 6.3% as of March 31, 2024.
We have a $3.9 billion senior unsecured revolving credit facility, or the Credit Facility, with a maturity date of May 25, 2027. As of March 31, 2024, of the $3.9 billion that was available for borrowing under the Credit Facility, $1.9 billion was required to back-stop the amount outstanding under our U.S. dollar commercial paper program, or the Commercial Paper Program, and $172 million was required to support certain broker-dealer and other subsidiary commitments. The remaining $1.8 billion was available for working capital and general corporate purposes including, but not limited to, acting as a backstop to future increases in the amounts outstanding under the Commercial Paper Program.
We have a $2.4 billion two-year senior unsecured delayed draw term loan facility, or the Term Loan, with a maturity date of August 31, 2025. We borrowed the Term Loan in full on August 31, 2023 in connection with the Black Knight acquisition, and, through the period ended March 31, 2024, we repaid $1.4 billion, reducing the principal outstanding balance to $1.0 billion as of March 31, 2024.
Draws under the Term Loan bear interest on the principal amount outstanding at either (a) Term Secured Overnight Financing Rate, or Term SOFR, plus an applicable margin plus a credit spread adjustment of 8.75 basis points or (b) a "base rate" plus an applicable margin. We have the option to prepay outstanding amounts under the Term Loan in whole or in part at any time. As of March 31, 2024, we had $1.0 billion outstanding under the Term Loan.
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
On February 20, 2024, we commenced a consent solicitation with respect to the outstanding notes of a subsidiary of Black Knight, or the Black Knight Notes, pursuant to which we solicited consents from eligible holders to amend the Black Knight Notes and the related indenture, under which they were issued to eliminate certain of the covenants, restrictive provisions and events of default from such indenture. The consent solicitation expired February 28, 2024, at which time the requisite majority of consents had been received. On February 29, 2024, we paid the consenting holders aggregate cash consideration of $2.5 million and the amendment to eliminate the covenant to furnish certain reports, documents and information to holders of the Black Knight notes and the trustee under the indenture governing the Black Knight Notes took effect. The remaining amendments will take effect on the date we complete a private exchange offer to exchange outstanding Black Knight Notes for new senior notes issued by us, which is required to be commenced within 90 days of the expiration of the consent solicitation.
For additional details of our debt instruments, refer to Note 8 to our unaudited consolidated financial statements, included in this Quarterly Report, and Note 10 to our consolidated financial statements included in our 2023 Form 10-K.
Capital Return
In December 2021, our Board approved an aggregate of $3.15 billion for future repurchases of our common stock with no fixed expiration date that became effective January 1, 2022. The approval of our Board for stock repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our Board may increase or decrease the amount available for repurchases from time to time. We did not have any share repurchases during the three months ended March 31, 2024 or 2023. Shares repurchased are held in treasury stock.
In December 2021, we entered into a Rule 10b5-1trading plan that became effective in February 2022. In connection with our acquisition of Black Knight, on May 4, 2022, we terminated our Rule 10b5-1 trading plan and suspended share repurchases. The remaining balance of Board approved funds for future repurchases as of March 31, 2024 was $2.5 billion.
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
During the three months ended March 31, 2024, we paid a quarterly dividend of $0.45 per share of our common stock for an aggregate payout of $258 million, which includes the payment of dividend equivalents on unvested employee restricted stock units.
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
As of March 31, 2024, we had $2.5 billion authorized for future repurchases of our common stock. We may resume repurchases of our common stock, subject to achieving certain debt leverage ratio targets. Refer to Note 10 to our consolidated financial statements included in this Quarterly Report for additional details on our stock repurchase program.
Our Board has adopted a quarterly dividend policy providing that dividends will be approved quarterly by the Board or the Audit Committee taking into account factors such as our evolving business model, prevailing business conditions, our current and future planned strategic growth initiatives and our financial results and capital requirements, without a predetermined net income payout ratio. On May 2, 2024, we announced a $0.45 per share dividend for the second quarter of 2024 with the dividend payable on June 28, 2024 to stockholders of record as of June 13, 2024.
Other than the facilities for the ICE Clearing Houses, our Credit Facility, our Term Loan and our Commercial Paper Program are currently the only significant agreements or arrangements that we have for liquidity and capital resources with third parties. See Notes 8 and 12 to our consolidated financial statements included in this Quarterly Report for further discussion. In the event of any strategic acquisitions, mergers or investments, or if we are required to raise capital for any reason or desire to return capital to our stockholders, we may incur additional debt, issue additional equity to raise necessary funds, repurchase additional shares of our common stock or pay a dividend. However, we cannot provide assurance that such financing or transactions will be favorable to us. See “—Debt" above.
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
The tables below outline our adjusted operating expenses, adjusted operating income, adjusted operating margin, adjusted net income attributable to ICE common stockholders, and adjusted diluted earnings per share, which are non-GAAP measures that are calculated by making adjustments for items we view as not reflective of our cash operations and core business performance. These measures, including the adjustments and their related income tax effect and other tax adjustments (in millions, except for percentages and per share amounts), are as follows:

	Exchanges Segment		Fixed Income and Data Services Segment		Mortgage Technology Segment		Consolidated
	Three Months Ended March 31,
Operating income adjustments:	2024	2023	2024	2023	2024	2023	2024	2023
Total revenues, less transaction-based expenses	$1,223	$1,097	$568	$563	$499	$236	$2,290	$1,896
Operating expenses	326	320	354	343	547	264	1,227	927
Less: Amortization of acquisition-related intangibles	19	16	38	42	197	92	254	150
Less: Transaction and integration costs	—	—	—	—	36	21	36	21
Less: Regulatory matter	—	10	—	—	—	—	—	10
Less: Other	—	6	7	—	—	—	7	6
Adjusted operating expenses	$307	$288	$309	$301	$314	$151	$930	$740
Operating income/(loss)	$897	$777	$214	$220	$(48)	$(28)	$1,063	$969
Adjusted operating income	$916	$809	$259	$262	$185	$85	$1,360	$1,156
Operating margin	73%	71%	38%	39%	(10)%	(12)%	46%	51%
Adjusted operating margin	75%	74%	46%	47%	37%	36%	59%	61%
Non-operating income adjustments:
Net income attributable to ICE common stockholders							$767	$655
Add: Amortization of acquisition-related intangibles							254	150
Add: Transaction and integration costs							36	21
(Less)/Add: Litigation and regulatory matters							(160)	10
Add: Net losses from unconsolidated investees							42	35
Add: Fair value adjustment of equity investments							3	—
Less: Net interest income on pre-acquisition-related debt							—	(6)
Add: Other							7	6
Less: Income tax effect for the above items							(46)	(57)
(Less)/Add: Deferred tax adjustments on acquisition-related intangibles							(51)	1
Less: Other tax adjustments							—	(24)
Adjusted net income attributable to ICE common stockholders							$852	$791
Diluted earnings per share attributable to ICE common stockholders							$1.33	$1.17
Adjusted diluted earnings per share attributable to ICE common stockholders							$1.48	$1.41
Diluted weighted average common shares outstanding							575	561
Amortization of acquisition-related intangibles are included in non-GAAP adjustments as excluding these non-cash expenses provides greater clarity regarding our financial strength and stability of cash operating results. For the three months ended March 31, 2024, included in amortization of acquisition-related intangibles is $3 million of impairment related to developed technology within our Exchanges Segment.

Transaction and integration costs are included as part of our core business expenses, except for those that are directly related to the announcement, closing, financing, or termination of a transaction. However, we adjust for the acquisition-related transaction and integration costs for acquisitions such as Black Knight and Ellie Mae given the magnitude of the $11.8 billion and $11.4 billion, respectively, purchase prices of the acquisitions.
Litigation and regulatory matters during the three months ended March 31, 2024 include the $160 million gain related to the PennyMac arbitration award resolution and payment received. Litigation and regulatory matters during the three months ended March 31, 2023 include an accrual related to a potential regulatory settlement of $10 million. We do not consider events of this type to be reflective of our core business.
We adjust for our share of net gains/(losses) related to our equity method investments, which primarily include OCC and Bakkt. In addition, during the three months ended March 31, 2024, we excluded $3 million of fair value losses on our equity investments. We believe these adjustments provide greater clarity of our performance, given that equity and equity method investments are non-cash and not a part of our core operations.
During the three months ended March 31, 2023, we excluded $6 million of net interest income on interest earned on investments from the pre-acquisition debt proceeds, net of interest expense on pre-acquisition-related debt from our May 2022 debt refinancing related to the Black Knight acquisition.
Other non-GAAP adjustments during the three months ended March 31, 2024 relate to $7 million of duplicate rent expense on our new London and New York leased offices. We took possession of the new London and New York leases during the fourth quarter of 2023 and first quarter 2024, respectively, and expect the spaces to be completed in the third quarter of 2024. We view these duplicate non-cash rent expenses of the new offices during the transition to be incremental, non-recurring, and not related to the normal operations of the Company. Other non-GAAP adjustments during the three months ended March 31, 2023 relate to a $6 million expense for claims made following a NYSE system outage that occurred in January 2023. We do not consider events of this type to be reflective of our core business.
Non-GAAP tax adjustments include the tax impacts of the pre-tax non-GAAP adjustments, deferred tax adjustments on acquisition-related intangibles, and other tax adjustments. The deferred tax adjustments of ($51 million) and $1 million for the three months ended March 31, 2024 and 2023, respectively, are primarily related to U.S. state apportionment changes. Other tax adjustments of ($24 million) during the three months ended March 31, 2023 are primarily related to audit settlements for pre-acquisition tax matters.
Non-GAAP Liquidity Measures
We consider free cash flow and adjusted free cash flow to be non-GAAP liquidity measures that provide useful information to management and investors to analyze cash resources generated from our operations. We believe that free cash flow and adjusted free cash flow are also useful when comparing our performance to that of our competitors, and demonstrates our ability to convert the reinvestment of capital expenditures and capitalized software development costs required to maintain and grow our business, as well as adjust for timing differences related to the payment of section 31 fees. These non-GAAP liquidity measures are not presented in accordance with, or as an alternative to, GAAP liquidity measures and may be different from non-GAAP measures used by other companies. Free cash flow and adjusted free cash flow, including the related adjustments are as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$1,009	$653
Less: Capital expenditures	(58)	(21)
Less: Capitalized software development costs	(87)	(64)
Free cash flow	864	568
Add: Section 31 fees, net	13	105
Adjusted free cash flow	$877	$673
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
Contractual Obligations and Commercial Commitments
During the three months ended March 31, 2024, we entered into a 15 year lease in New York City resulting in an initial total lease liability of $88 million. Other than this lease, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K.
New and Recently Adopted Accounting Pronouncements
During the three months ended March 31, 2024, there were no significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 of our 2023 Form 10-K.
Critical Accounting Policies
During the three months ended March 31, 2024, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a result of our operating and financing activities, we are exposed to market risks such as interest rate risk, foreign currency exchange rate risk and credit risk. We have implemented policies and procedures designed to measure, manage, monitor and report risk exposures, which are regularly reviewed by the appropriate management and supervisory bodies. There have been no material changes to the Company’s exposure to market risks from those disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Form 10-K.
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
ITEM 1(A).        RISK FACTORS
During the three months ended March 31, 2024, there were no significant new risk factors from those disclosed in Part I, Item 1A, "Risk Factors" in our 2023 Form 10-K. In addition to the other information set forth in this Quarterly Report, including the information in the "—Regulation" section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the factors discussed under “Risk Factors” and the regulation discussion under “Business—Regulation” in our 2023 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our 2023 Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
During the three months ended March 31, 2024, there were no purchases made by or on behalf of ICE or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock.
Refer to Note 10 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report, for details on our stock repurchase program.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
The following officers and directors adopted plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act:
(a) On March 11, 2024, Sharon Y. Bowen, one of our directors, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) April 30, 2025 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 2,036 shares.
(b) On March 6, 2024, The Rt. Hon. the Lord Hague of Richmond, one of our directors, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) December 31, 2024 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 680 shares.
(c) On March 4, 2024, Christopher S. Edmonds, our President, Fixed Income & Data Services, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) February 28, 2025 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 2,805 shares plus an undetermined number of shares to be sold resulting from the vesting of restricted stock units and performance-based restricted stock units less the amount of shares that will be withheld to satisfy the payment of Mr. Edmonds' tax withholding obligations.
(d) On March 8, 2024, Mayur Kapani, our Chief Technology Officer, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) March 7, 2025 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 2,790 shares.
(e) On March 6, 2024, James W. Namkung, our Chief Accounting Officer, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) February 28, 2025 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 4,710 shares.
Certain of our officers or directors have made elections to participate in, and are participating in, our dividend reinvestment plan and employee stock purchase plan and have made, and may from time to time, make elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5–1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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
First Supplemental Indenture, dated February 28, 2024, among Black Knight InfoServ, LLC, the guarantors party thereto and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on March 1, 2024).

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	—	Section 1350 Certification of Chief Executive Officer.

32.2**	—	Section 1350 Certification of Chief Financial Officer.

101	—
The following materials from Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	—	The cover page from Intercontinental Exchange, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL.

*	Filed herewith.
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

Intercontinental Exchange, Inc. (Registrant)

Date: May 2, 2024	By:	/s/ A. Warren Gardiner
A. Warren Gardiner
Chief Financial Officer
(Principal Financial Officer)