Form 10-Q
period 2024-06-30
Intercontinental Exchange, Inc.
filed 2024-08-01
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☑
As of July 29, 2024, the number of shares of the registrant’s Common Stock outstanding was 574,142,089 shares.

INTERCONTINENTAL EXCHANGE, INC.
Form 10-Q
Quarterly Period Ended June 30, 2024

PART I. Financial Statements
Item 1.    Consolidated Financial Statements

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)

	As of	As of December 31, 2023
	June 30, 2024
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$885	$899
Short-term restricted cash and cash equivalents	1,252	531
Short-term restricted investments	500	680
Cash and cash equivalent margin deposits and guaranty funds	80,129	78,980
Invested deposits, delivery contracts receivable and unsettled variation margin	2,000	1,814
Customer accounts receivable, net of allowance for doubtful accounts of $21 for both June 30, 2024 and December 31, 2023	1,548	1,366
Prepaid expenses and other current assets	677	703
Total current assets	86,991	84,973
Property and equipment, net	1,992	1,923
Other non-current assets:
Goodwill	30,553	30,553
Other intangible assets, net	16,805	17,317
Long-term restricted cash and cash equivalents	370	340
Other non-current assets	971	978
Total other non-current assets	48,699	49,188
Total assets	$137,682	$136,084
Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$1,008	$1,003
Section 31 fees payable	203	79
Accrued salaries and benefits	263	459
Deferred revenue	497	200
Short-term debt	3,234	1,954
Margin deposits and guaranty funds	80,129	78,980
Invested deposits, delivery contracts payable and unsettled variation margin	2,000	1,814
Other current liabilities	130	137
Total current liabilities	87,464	84,626
Non-current liabilities:
Non-current deferred tax liability, net	3,950	4,080
Long-term debt	18,573	20,659
Accrued employee benefits	179	193
Non-current operating lease liability	323	299
Other non-current liabilities	449	441
Total non-current liabilities	23,474	25,672
Total liabilities	110,938	110,298
Commitments and contingencies

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)
(In millions, except per share amounts)

	As of	As of December 31, 2023
	June 30, 2024
	(Unaudited)
Equity:
Intercontinental Exchange, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.01 par value; 1,500 shares authorized; 650 and 649 issued at June 30, 2024 and December 31, 2023, respectively, and 573 shares outstanding at both June 30, 2024 and December 31, 2023	7	6
Treasury stock, at cost; 77 and 76 shares at June 30, 2024 and December 31, 2023, respectively	(6,377)	(6,304)
Additional paid-in capital	16,130	15,953
Retained earnings	17,236	16,356
Accumulated other comprehensive loss	(309)	(294)
Total Intercontinental Exchange, Inc. stockholders’ equity	26,687	25,717
Non-controlling interest in consolidated subsidiaries	57	69
Total equity	26,744	25,786
Total liabilities and equity	$137,682	$136,084

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Exchanges	$3,560	$3,214	$1,826	$1,541
Fixed income and data services	1,133	1,109	565	546
Mortgage technology	1,005	485	506	249
Total revenues	5,698	4,808	2,897	2,336
Transaction-based expenses:
Section 31 fees	205	175	138	56
Cash liquidity payments, routing and clearing	886	849	442	392
Total revenues, less transaction-based expenses	4,607	3,784	2,317	1,888
Operating expenses:
Compensation and benefits	935	703	473	351
Professional services	74	57	38	29
Acquisition-related transaction and integration costs	51	46	15	25
Technology and communication	419	345	214	173
Rent and occupancy	59	45	30	25
Selling, general and administrative	178	137	100	63
Depreciation and amortization	762	527	381	267
Total operating expenses	2,478	1,860	1,251	933
Operating income	2,129	1,924	1,066	955
Other income/(expense):
Interest income	66	193	36	102
Interest expense	(474)	(351)	(233)	(175)
Other income/(expense), net	104	(70)	(8)	(35)
Total other income/(expense), net	(304)	(228)	(205)	(108)
Income before income tax expense	1,825	1,696	861	847
Income tax expense	403	207	222	32
Net income	$1,422	$1,489	$639	$815
Net income attributable to non-controlling interest	(23)	(35)	(7)	(16)
Net income attributable to Intercontinental Exchange, Inc.	$1,399	$1,454	$632	$799
Earnings per share attributable to Intercontinental Exchange, Inc. common stockholders:
Basic	$2.44	$2.60	$1.10	$1.43
Diluted	$2.43	$2.59	$1.10	$1.42
Weighted average common shares outstanding:
Basic	573	560	573	560
Diluted	575	561	575	561

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
Net income	$1,422	$1,489	$639	$815
Other comprehensive income/(loss):
Foreign currency translation adjustments	(22)	47	(4)	31
Change in equity method investment	7	—	—	—
Other comprehensive income/(loss)	(15)	47	(4)	31
Comprehensive income	$1,407	$1,536	$635	$846
Comprehensive income attributable to non-controlling interest	(23)	(35)	(7)	(16)
Comprehensive income attributable to Intercontinental Exchange, Inc.	$1,384	$1,501	$628	$830
See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Value	Shares	Value
Balance, as of December 31, 2023	649	$6	(76)	$(6,304)	$15,953	$16,356	$(294)	$69	$25,786
Other comprehensive loss	—	—	—	—	—	—	(15)	—	(15)
Exercise of common stock options	—	—	—	—	27	—	—	—	27
Payments relating to treasury shares	—	—	(1)	(73)	—	—	—	—	(73)
Stock-based compensation	—	—	—	—	125	—	—	—	125
Issuance under the employee stock purchase plan	—	—	—	—	25	—	—	—	25
Issuance of restricted stock	1	1	—	—	—	—	—	—	1
Distributions of profits	—	—	—	—	—	—	—	(35)	(35)
Dividends paid to stockholders	—	—	—	—	—	(519)	—	—	(519)
Net income attributable to non-controlling interest	—	—	—	—	—	(23)	—	23	—
Net income	—	—	—	—	—	1,422	—	—	1,422
Balance, as of June 30, 2024	650	$7	(77)	$(6,377)	$16,130	$17,236	$(309)	$57	$26,744

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Value	Shares	Value
Balance, as of March 31, 2024	650	$7	(77)	$(6,375)	$16,047	$16,865	$(305)	$50	$26,289
Other comprehensive loss	—	—	—	—	—	—	(4)	—	(4)
Exercise of common stock options	—	—	—	—	21	—	—	—	21
Payments relating to treasury shares	—	—	—	(2)	—	—	—	—	(2)
Stock-based compensation	—	—	—	—	62	—	—	—	62
Dividends paid to stockholders	—	—	—	—	—	(261)	—	—	(261)
Net income attributable to non-controlling interest	—	—	—	—	—	(7)	—	7	—
Net income	—	—	—	—	—	639	—	—	639
Balance, as of June 30, 2024	650	$7	(77)	$(6,377)	$16,130	$17,236	$(309)	$57	$26,744

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity (Continued)
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Value	Shares	Value
Balance, as of December 31, 2022	634	$6	(75)	$(6,225)	$14,313	$14,943	$(331)	$55	$22,761
Other comprehensive income	—	—	—	—	—	—	47	—	47
Exercise of common stock options	—	—	—	—	24	—	—	—	24
Payments relating to treasury shares	—	—	(1)	(51)	—	—	—	—	(51)
Stock-based compensation	—	—	—	—	94	—	—	—	94
Issuance under the employee stock purchase plan	—	—	—	—	18	—	—	—	18
Contribution from equity partners	—	—	—	—	—	—	—	9	9
Issuance of restricted stock	2	—	—	—	—	—	—	—	—
Distributions of profits	—	—	—	—	—	—	—	(30)	(30)
Dividends paid to stockholders	—	—	—	—	—	(472)	—	—	(472)
Net income attributable to non-controlling interest	—	—	—	—	—	(35)	—	35	—
Net income	—	—	—	—	—	1,489	—	—	1,489
Balance, as of June 30, 2023	636	$6	(76)	$(6,276)	$14,449	$15,925	$(284)	$69	$23,889

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Value	Shares	Value
Balance, as of March 31, 2023	635	$6	(76)	$(6,274)	$14,388	$15,362	$(315)	$44	$23,211
Other comprehensive income	—	—	—	—	—	—	31	—	31
Exercise of common stock options	—	—	—	—	14	—	—	—	14
Payments relating to treasury shares	—	—	—	(2)	—	—	—	—	(2)
Stock-based compensation	—	—	—	—	47	—	—	—	47
Issuance under the employee stock purchase plan	—	—	—	—	—	—	—	—	—
Contribution from equity partners	—	—	—	—	—	—	—	9	9
Issuance of restricted stock	1	—	—	—	—	—	—	—	—
Dividends paid to stockholders	—	—	—	—	—	(236)	—	—	(236)
Net income attributable to non-controlling interest	—	—	—	—	—	(16)	—	16	—
Net income	—	—	—	—	—	815	—	—	815
Balance, as of June 30, 2023	636	$6	(76)	$(6,276)	$14,449	$15,925	$(284)	$69	$23,889

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net income	$1,422	$1,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	762	527
Stock-based compensation	114	85
Deferred taxes	(116)	(239)
Loss on investments	3	—
Net losses from unconsolidated investees	45	65
Other	31	26
Changes in assets and liabilities:
Customer accounts receivable	(193)	(181)
Other current and non-current assets	(51)	(66)
Section 31 fees payable	124	(50)
Deferred revenue	296	279
Other current and non-current liabilities	(232)	(130)
Total adjustments	783	316
Net cash provided by operating activities	2,205	1,805
Investing activities:
Capital expenditures	(133)	(61)
Capitalized software development costs	(177)	(142)
Purchases of invested margin deposits	(858)	(771)
Proceeds from sales of invested margin deposits	990	3,078
Cash paid for acquisitions, net of cash acquired	(8)	(5)
Proceeds from sale of Promissory Note	75	—
Purchases of equity and equity method investments	(18)	(6)
Purchases of restricted investments	(655)	(949)
Proceeds from sales of restricted investments	856	—
Net cash provided by investing activities	72	1,144
Financing activities:
Proceeds from debt issuances	739	—
Repayments of debt	(1,600)	(4)
Proceeds from commercial paper, net	33	—
Capital contributions from non-controlling interests	—	9
Dividends paid to stockholders	(519)	(472)
Change in cash and cash equivalent margin deposits and guaranty funds liability	1,017	(57,380)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(73)	(50)
Other	17	11
Net cash used in financing activities	(386)	(57,886)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	(5)	6
Net increase/(decrease) in cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	1,886	(54,931)
Cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at beginning of period	80,750	150,343
Cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at end of period	$82,636	$95,412

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Supplemental cash flow disclosure:
Cash paid for income taxes	$516	$536
Cash paid for interest	$450	$341

Reconciliation of the components of cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds to the consolidated balance sheets:	As of June 30, 2024	As of June 30, 2023
Cash and cash equivalents	$885	$2,877
Short-term restricted cash and cash equivalents	1,252	5,413
Long-term restricted cash and cash equivalents	370	205
Cash and cash equivalent margin deposits and guaranty funds	80,129	86,917
Total	$82,636	$95,412

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

2.    Summary of Significant Accounting Policies
Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Accordingly, the unaudited consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2023. The unaudited consolidated financial statements reflect all adjustments that are, in our opinion, necessary for a fair presentation of results for the interim periods presented. We believe that these adjustments are of a normal recurring nature.
Preparing financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the amounts that are reported in our consolidated financial statements and accompanying notes. Actual amounts could differ from those estimates. The results of operations for the six and three months ended June 30, 2024 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
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
We have considered the impacts of macroeconomic conditions during the quarter, including interest rates, the inflationary environment, election outcomes, geopolitical events and military conflicts, including repercussions from the conflicts in Ukraine, Israel and Gaza and the impacts that any of the foregoing may have on the global economy and on our business. As of June 30, 2024, our businesses and operations, including our exchanges, clearing houses, listings venues, data services businesses and mortgage platforms, have not suffered a material negative impact as a result of these events. There continues to be uncertainty surrounding the current macroeconomic environment and the impact that it may have on the global economy and on our business.

Recently Adopted Accounting Pronouncements
During the six months ended June 30, 2024, there were no significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023, or the 2023 Form 10-K.

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
Pursuant to the Agreement Containing Consent Orders entered into between the Federal Trade Commission, or the FTC, and ICE and Black Knight, the Promissory Note was required to be sold within six months of the Divestiture Date. We elected the fair value option for the right to receive the net proceeds of the sale of the Promissory Note. As of December 31, 2023, we wrote down the value of the Promissory Note to $75 million based on Level 3 inputs (Note 14), resulting in a fair value loss of $160 million. In February 2024, the FTC approved the buyer of the Promissory Note, and we completed the sale of the Promissory Note and received the $75 million of proceeds thereafter.
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

Net Preliminary Purchase Price Allocation
Cash and cash equivalents	$108
Property and equipment	120
Goodwill	9,421
Identifiable intangibles	4,948
Debt acquired	(2,397)
Other assets and liabilities, net	62
Deferred tax liabilities on identifiable intangibles	(1,266)
Other deferred tax assets	366
Net preliminary purchase price	$11,362
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
The following table sets forth the components of the preliminary intangible assets associated with the acquisition as of June 30, 2024 (in millions, except years):

	Acquisition-Date Preliminary Fair Value	Weighted average life (Years)
Developed Technology	$1,176	10
Trademarks/Tradenames	159	19
Customer Relationships	3,034	13
Data and Databases	579	10
Total	$4,948	12
Black Knight revenues of $536 million and $266 million and operating expenses of $563 million and $275 million were recorded in our consolidated statement of income for the six and three months ended June 30, 2024, respectively. Black Knight revenues are included in our mortgage technology revenues.
The financial information in the table below combines the historical results for us and Black Knight for the six and three months ended June 30, 2023, on a pro forma basis, as though the companies had been combined as of the beginning of the prior periods presented (in millions). The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented. Such unaudited pro forma financial information is based on the historical financial statements of ICE and Black Knight. This unaudited pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such unaudited pro forma information, including, without limitation, purchase accounting adjustments, interest expense on debt issued to finance the purchase price, acquisition-related transaction costs, the removal of historical Black Knight intangible asset amortization and the addition of intangible asset amortization related to this acquisition. The unaudited pro forma financial information does not reflect any synergies or operating cost reductions that have been and may be achieved from the combined operations.

	Six Months Ended June 30, 2023	Three Months Ended June 30, 2023
Total revenues, less transaction-based expenses	$4,344	$2,169
Net income attributable to ICE	$1,281	$737

Transaction-based expenses included within revenues, less transaction-based expenses in the table above were not impacted by pro forma adjustments and agree to the amounts presented historically in our consolidated statements of income as they relate solely to ICE and not to Black Knight.

4.    Investments
Equity Method Investments
Our equity method investments include the Options Clearing Corporation, or OCC, and Bakkt Holdings, Inc. and Bakkt Opco Holdings, LLC, or collectively, Bakkt, among others. Our equity method investments are included in other non-current assets in the consolidated balance sheets. We initially record our equity method investments at cost. At the end of each reporting period, we record our share of profits or losses of our equity method investments as equity earnings included in other income and adjust the carrying value of our equity method investment accordingly. In addition, if and when our equity method investments issue cash dividends to us, we deduct the amount of these dividends from the carrying amount of that investment. We assess the carrying value periodically if impairment indicators are present.
We recognized $45 million and $65 million as our share of estimated losses, net, from our equity method investments during the six months ended June 30, 2024 and 2023, respectively, and $3 million and $30 million as our share of estimated losses, net, from our equity method investments during the three months ended June 30, 2024 and 2023, respectively. The estimated losses are primarily related to our investment in Bakkt, partially offset by our share of OCC profits. Both periods include adjustments to reflect the difference between reported prior period actual results from our original estimates.
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
Bakkt
As of June 30, 2024 and December 31, 2023, we held an approximate 55% and 64% economic interest in Bakkt, respectively. As a result of limitations on ICE from the Bakkt voting agreement entered into in connection with Bakkt's merger with Victory Park Capital Impact Acquisition Holdings, or VIH, we hold a minority voting interest in Bakkt and treat it as an equity method investment. The decrease in ownership during the six months ended June 30, 2024 is related to Bakkt's offering of shares of its Class A common stock and warrants to purchase shares of its Class A common stock, which diluted our ownership. As part of the offering, on February 29, 2024, we entered into a securities purchase agreement to purchase shares of Bakkt's Class A common stock and warrants to purchase additional shares of Bakkt's Class A common stock for a total of $10 million.
As of June 30, 2024, the carrying value of our investment in Bakkt was determined to be $19 million. As Bakkt is a public company with a readily available market price, the fair value of our investment was $141 million as of June 30, 2024, which was based on the quoted market price of Bakkt Class A common stock as of June 30, 2024.

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
Refer to Notes 2 and 5 to the consolidated financial statements included in Part II, Item 8 of our 2023 Form 10-K where we describe our revenue recognition accounting policies and our primary revenue contract classifications in detail.
Disaggregation of Revenues
The following table depicts the disaggregation of our revenues according to business line and segment (in millions). Amounts here have been aggregated as they follow consistent revenue recognition patterns, and are consistent with the segment information in Note 15:

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Six Months Ended June 30, 2024:
Total revenues (1)	$3,560	$1,133	$1,005	$5,698
Transaction-based expenses	1,091	—	—	1,091
Total revenues, less transaction-based expenses	$2,469	$1,133	$1,005	$4,607

Timing of Revenue Recognition
Services transferred at a point in time	$1,499	$212	$220	$1,931
Services transferred over time	970	921	785	2,676
Total revenues, less transaction-based expenses	$2,469	$1,133	$1,005	$4,607
(1) Included in total revenues is revenue related to net interest income earned on cash margin received from clearing members at certain ICE clearing houses. These amounts were $47 million and $72 million recorded in Exchanges and Fixed Income and Data Services segments, respectively.

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Three Months Ended June 30, 2024:
Total revenues (1)	$1,826	$565	$506	$2,897
Transaction-based expenses	580	—	—	580
Total revenues, less transaction-based expenses	$1,246	$565	$506	$2,317

Timing of Revenue Recognition
Services transferred at a point in time	$757	$101	$114	$972
Services transferred over time	489	464	392	1,345
Total revenues, less transaction-based expenses	$1,246	$565	$506	$2,317
(1) Included in total revenues is revenue related to net interest income earned on cash margin received from clearing members at certain ICE clearing houses. These amounts were $23 million and $34 million recorded in Exchanges and Fixed Income and Data Services segments, respectively.

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Six Months Ended June 30, 2023:
Total revenues (1)	$3,214	$1,109	$485	$4,808
Transaction-based expenses	1,024	—	—	1,024
Total revenues, less transaction-based expenses	$2,190	$1,109	$485	$3,784

Timing of Revenue Recognition
Services transferred at a point in time	$1,263	$229	$148	$1,640
Services transferred over time	927	880	337	2,144
Total revenues, less transaction-based expenses	$2,190	$1,109	$485	$3,784
(1) Included in total revenues is revenue related to net interest income earned on cash margin received from clearing members at certain ICE clearing houses. These amounts were $44 million and $78 million recorded in Exchanges and Fixed Income and Data Services segments, respectively.

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Three Months Ended June 30, 2023:
Total revenues (1)	$1,541	$546	$249	$2,336
Transaction-based expenses	448	—	—	448
Total revenues, less transaction-based expenses	$1,093	$546	$249	$1,888

Timing of Revenue Recognition
Services transferred at a point in time	$628	$106	$81	$815
Services transferred over time	465	440	168	1,073
Total revenues, less transaction-based expenses	$1,093	$546	$249	$1,888
(1) Included in total revenues is revenue related to net interest income earned on cash margin received from clearing members at certain ICE clearing houses. These amounts were $20 million and $41 million recorded in Exchanges and Fixed Income and Data Services segments, respectively.

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
The Mortgage Technology segment revenues transferred over time in the tables above primarily relate to our origination and servicing technology revenue where performance obligations consist of a series of distinct services and are recognized over the contract terms as subscription performance obligations are satisfied and, to a lesser extent, professional services revenues and revenues from certain of our data and analytics offerings.

The components of services transferred over time for each of our segments are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
Exchanges Segment:
Data services revenues	$475	$463	$240	$231
Services transferred over time related to risk management of open interest performance obligations	187	151	94	75
Services transferred over time related to listings	244	252	122	126
Services transferred over time related to regulatory fees, trading permits, and software licenses	64	61	33	33
Total	$970	$927	$489	$465

Fixed Income Data Services Segment:
Data services revenues	$906	$864	$457	$434
Services transferred over time related to risk management of open interest performance obligations in our CDS business	15	16	7	6
Total	$921	$880	$464	$440

Mortgage Technology Segment:
Recurring revenues	$777	$329	$387	$164
Other	8	8	5	4
Total	$785	$337	$392	$168

Total consolidated revenues transferred over time	$2,676	$2,144	$1,345	$1,073
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
As of June 30, 2024, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $3.8 billion and was primarily related to contracts with customers in the Mortgage Technology segment. We expect this amount to be recognized as revenue as follows: 19% by December 31, 2024, 73% by December 31, 2026, 94% by December 31, 2028 and the rest thereafter.
Contract Assets
A contract asset represents our expectation of receiving consideration in exchange for products or services that we have provided to our customers, but invoicing is contingent on our completion of other performance obligations or contractual milestones. Substantially all of our contract assets are related to contracts with customers in our Mortgage Technology segment. As of June 30, 2024 and December 31, 2023, the balance of our contract assets was $83 million and $80 million, respectively.

6.    Goodwill and Other Intangible Assets
The following is a summary of the activity in our goodwill balance by segment for the six months ended June 30, 2024 (in millions):

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Goodwill balance at December 31, 2023	$8,155	$4,854	$17,544	$30,553
Acquisition	—	—	5	5
Foreign currency translation	(8)	(1)	—	(9)
Other activity, net	—	—	4	4
Goodwill balance at June 30, 2024	$8,147	$4,853	$17,553	$30,553

The following is a summary of the activity in our other intangible assets balance for the six months ended June 30, 2024 (in millions):

Other intangible assets balance at December 31, 2023	$17,317
Acquisition	3
Foreign currency translation	(9)
Amortization of other intangible assets	(506)
Other intangible assets balance at June 30, 2024	$16,805

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

During the six months ended June 30, 2024, we considered potential indicators of impairment to goodwill and other intangible assets for each of our reporting units, which included continued global inflation concerns and changing interest rates, including their effect on our forecasts, among other things. As such, we performed this assessment to determine whether it was more-likely-than-not that goodwill and indefinite lived intangibles within each of our reporting units were impaired. Additionally, we evaluated whether the carrying value of the finite lived intangible assets within our reporting units may not be recoverable. After evaluating events, circumstances and factors which could affect the significant inputs used in our evaluation of cash flows and related fair value, we determined it was not more-likely-than-not that an impairment existed in our goodwill and indefinite lived intangible assets. With the exception of a $3 million impairment of developed technology within our Exchanges Segment that we recorded in the first quarter of 2024, we determined it was not more-likely-than not that the carrying amount of our finite lived intangible assets was not recoverable. We plan to perform our annual impairment testing in the fourth quarter. The $3 million impairment is included in depreciation and amortization expense within the consolidated statement of income for the six months ended June 30, 2024.

7.    Deferred Revenue
Our contract liabilities, or deferred revenue, represent consideration received that is yet to be recognized as revenue. Total deferred revenue was $602 million as of June 30, 2024, including $497 million in current deferred revenue and $105 million in other non-current liabilities in our consolidated balance sheets. The changes in our deferred revenue during the six months ended June 30, 2024 are as follows (in millions):

	Listings Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at January 1, 2024	$108	$93	$106	$307
Additions	475	265	66	806
Amortization	(244)	(191)	(76)	(511)
Deferred revenue balance at June 30, 2024	$339	$167	$96	$602

The changes in our deferred revenue during the six months ended June 30, 2023 are as follows (in millions):

	Listings Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at January 1, 2023	$115	$88	$51	$254
Additions	474	236	32	742
Amortization	(252)	(175)	(40)	(467)
Deferred revenue balance at June 30, 2023	$337	$149	$43	$529

Included in the amortization recognized during the six and three months ended June 30, 2024 is $130 million and $46 million, respectively, related to the deferred revenue balance as of January 1, 2024. Included in the amortization recognized for the six and three months ended June 30, 2023 is $103 million and $36 million, respectively, related to the deferred revenue balance as of January 1, 2023. As of June 30, 2024, the remaining deferred revenue balance will be recognized over the period of time we satisfy our performance obligations as described in Note 5.

8.    Debt
The carrying value of our total debt, including short-term and long-term debt, consisted of the following (in millions):

	As of June 30, 2024	As of December 31, 2023
Short-term debt:
Commercial Paper	$1,987	$1,954
2025 Senior Notes (3.65%; unsecured due May 23, 2025)	1,247	—
Total short-term debt	3,234	1,954
Long-term debt:
2025 Term Loan due August 31, 2025	—	1,600
2025 Senior Notes (3.65%; unsecured due May 23, 2025)	—	1,246
2025 Senior Notes (3.75%; unsecured due December 1, 2025)	1,249	1,248
2027 Senior Notes (4.00%; unsecured due September 15, 2027)	1,490	1,489
2027 Senior Notes (3.10%; unsecured due September 15, 2027)	498	498
2028 Senior Notes (3.625%; unsecured due September 1, 2028)	929	920
2028 Senior Notes (3.75%; unsecured due September 21, 2028)	596	596
2029 Senior Notes (4.35%; unsecured due June 15, 2029)	1,242	1,241
2030 Senior Notes (2.10%; unsecured due June 15, 2030)	1,239	1,238
2031 Senior Notes (5.25%; unsecured due June 15, 2031)	743	—
2032 Senior Notes (1.85%; unsecured due September 15, 2032)	1,487	1,486
2033 Senior Notes (4.60%; unsecured due March 15, 2033)	1,490	1,489
2040 Senior Notes (2.65%; unsecured due September 15, 2040)	1,233	1,232
2048 Senior Notes (4.25%; unsecured due September 21, 2048)	1,232	1,232
2050 Senior Notes (3.00%; unsecured due June 15, 2050)	1,223	1,222
2052 Senior Notes (4.95%; unsecured due June 15, 2052)	1,466	1,466
2060 Senior Notes (3.00%; unsecured due September 15, 2060)	1,472	1,472
2062 Senior Notes (5.20%; unsecured due June 15, 2062)	984	984
Total long-term debt	18,573	20,659
Total debt	$21,807	$22,613
As of June 30, 2024, our senior notes of $19.8 billion had a weighted average maturity of 14 years and a weighted average cost of 3.7% per annum.
Credit Facilities
We have a $3.9 billion senior unsecured revolving credit facility, or the Credit Facility, with future capacity to increase our borrowings under the Credit Facility by an additional $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. On May 31, 2024, we agreed with the lenders to extend the maturity date of the Credit Facility from May 25, 2027, to May 31, 2029, among other items. We incurred new debt issuance costs of $4 million relating to the Credit Facility and these costs are represented in the accompanying consolidated balance sheet as Other non-current assets and will be amortized over the remaining life of the Credit Facility. No amounts were outstanding under the Credit Facility as of June 30, 2024.
As of June 30, 2024, of the $3.9 billion that was available for borrowing under the Credit Facility, $2.0 billion was required to back-stop the notes outstanding under our U.S. dollar commercial paper program, or the Commercial Paper Program, and $172 million was required to support certain broker-dealer and other subsidiary commitments. Amounts required to back-stop notes outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $1.7 billion is available for working capital and general corporate purposes including, but not limited to, acting as a back-stop to future amounts outstanding under the Commercial Paper Program.
We previously had a $2.4 billion two-year senior unsecured delayed draw term loan facility, or the Term Loan, with a maturity date of August 31, 2025. Draws under the Term Loan bore interest on the principal amount outstanding at either (a) Term Secured Overnight Financing Rate, or Term SOFR, plus an applicable margin of 87.5 basis points plus a credit spread adjustment of 10 basis points or (b) a "base rate" plus an applicable margin. The applicable margin ranged from 0.625% to 1.125% for Term SOFR loans and from 0.000% to 0.125% for base rate loans, in each case, based on a ratings-based pricing grid. As of June 30, 2024, we fully repaid our outstanding obligations under the Term Loan. Debt issuance costs incurred in relation to the Term Loan were fully amortized at the time of repayment.
Our India subsidiaries maintain $14 million of credit lines for their general corporate purposes. As of June 30, 2024, there were no amounts outstanding under these credit lines.
Commercial Paper Program
Our Commercial Paper Program is currently backed by the borrowing capacity available under the Credit Facility, as described above. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense. During the six months ended June 30, 2024, we had net borrowings of $33 million under the Commercial Paper Program.
Commercial paper notes of $2.0 billion with original maturities ranging from 3 to 45 days were outstanding as of June 30, 2024, with a weighted average interest rate of 5.5% per annum, and a weighted average remaining maturity of 29 days.
New Senior Notes
On May 13, 2024, we issued $750 million in aggregate principal amount of 5.25% senior notes due 2031, or the 2031 Notes. We intend to use $500 million of the net proceeds from the offering of the 2031 Notes to repay a portion of the aggregate principal amount of the senior notes maturing in May 2025, or the 2025 Notes. The net proceeds intended to repay the 2025 Notes have been invested and recorded as short-term restricted investments in our consolidated balance sheet as of June 30, 2024. We used the remaining net proceeds to assist with the repayments of the outstanding borrowings under the Term Loan.
We incurred debt issuance costs of $6 million relating to the issuance of the 2031 Notes and these costs are presented in the accompanying consolidated balance sheet as a deduction from the carrying amount of the related debt liability and will be amortized over the remaining term of the 2031 Notes.
Private Exchange Offer
On June 5, 2024, we completed a private offer to exchange the $1 billion aggregate principal amount of the outstanding 3.625% senior notes due 2028 issued by Black Knight InfoServ, LLC, or the Black Knight Notes, for new senior notes issued by ICE. As a result of the settlement of the private exchange offer, approximately $998 million in aggregate principal amount of outstanding Black Knight Notes were cancelled, and ICE issued approximately $998 million in aggregate principal amount of new senior notes with the same interest payment, maturity dates and interest rate as the Black Knight Notes. In the chart above, the newly issued approximately $998 million aggregate principal amount of ICE senior notes and the remaining approximately $2 million aggregate principal amount of outstanding Black Knight Notes are referred to together as the “2028 Senior Notes (3.625%; unsecured due September 1, 2028)”.

9.    Share-Based Compensation
We currently have employee and non-employee director incentive plans from which we grant stock options, restricted shares, and restricted stock units with various service, performance, and/or market conditions. We also have an employee stock purchase plan available to our employees. Stock options and restricted stock are granted at the discretion of the Compensation Committee of our Board of Directors, or Board, based on the estimated fair value on the date of grant. The fair value of the stock options and restricted stock on the date of grant is recognized as expense over the vesting period, net of estimated forfeitures. The non-cash compensation expenses recognized in our consolidated statements of income for stock options, restricted stock and under our employee stock purchase plan, net of amounts classified as capitalized software, were $114 million and $85 million for the six months ended June 30, 2024 and 2023, respectively, and $57 million and $45 million during the three months ended June 30, 2024 and 2023, respectively. For the six and three months ended June 30, 2024, $10 million and $4 million, respectively, of the total non-cash compensation expense was recorded within acquisition-related transaction and integration costs in the consolidated statement of income.
Stock Options
We use the Black-Scholes option pricing model to value our stock option awards. During the six months ended June 30, 2024 and 2023, we used the assumptions in the table below to compute the value:

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
In February 2024, we reserved a maximum of 0.7 million restricted shares for potential issuance as performance-based restricted shares to certain of our employees. The number of shares ultimately granted under this award will be based on our actual financial performance as compared to financial performance targets set by our Board and the Compensation Committee for the year ending December 31, 2024. The maximum compensation expense to be recognized under these performance-based restricted shares is $95 million if the maximum financial performance target is met and all 0.7 million shares vest. The compensation expense to be recognized under these performance-based restricted shares will be $48 million if the target financial performance is met, which would result in 0.4 million shares vesting. For these awards with performance conditions, we recognize expense on an accelerated basis over the three-year vesting period based on our quarterly assessment of the probable 2024 actual financial performance as compared to the 2024 financial performance targets. As of June 30, 2024, our best estimate is that the financial performance level will be above target for 2024. Based on this assessment, we recorded non-cash compensation expense of $14 million and $10 million for the six and three months ended June 30, 2024, respectively, related to these awards and the remaining $44 million in non-cash compensation expense will be recorded on an accelerated basis over the remaining vesting period, including $17 million which will be recorded over the remainder of 2024.
We also issue awards with a market condition but no performance condition. The fair value of these awards is estimated based on a simulation of various outcomes and includes inputs such as our stock price on the grant date and the valuation of historical awards with market conditions.

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

In connection with our acquisition of Black Knight, on May 4, 2022 we terminated our Rule 10b5-1 trading plan and suspended share repurchases. Therefore, we did not have any share repurchases during the six and three months ended June 30, 2024 or 2023. As of June 30, 2024, the remaining balance of Board approved funds for future repurchases was $2.5 billion.
Dividends
During the six months ended June 30, 2024 and 2023, we declared and paid cash dividends per share of $0.90 and $0.84, respectively, for an aggregate payout of $519 million and $472 million, respectively. During the three months ended June 30, 2024 and 2023, we declared and paid cash dividends per share of $0.45 and $0.42, respectively, for an aggregate payout of $261 million and $236 million, respectively. Our Board has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be approved quarterly by the Board or the Audit Committee, taking into account such factors as our evolving business model, prevailing business conditions, our current and future planned strategic growth initiatives, our financial results and capital requirements and other considerations which our Board deems relevant, without a predetermined annual net income payout ratio.
Accumulated Other Comprehensive Income/(Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income/ (loss) (in millions):

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2023	$(230)	$2	$(66)	$(294)
Other comprehensive income/(loss)	(22)	9	—	(13)
Income tax expense	—	(2)	—	(2)
Net current period other comprehensive income/(loss)	(22)	7	—	(15)
Balance, as of June 30, 2024	$(252)	$9	$(66)	$(309)

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of March 31, 2024	$(248)	$9	$(66)	$(305)
Other comprehensive loss	(4)	—	—	(4)
Income tax expense	—	—	—	—
Net current period other comprehensive loss	(4)	—	—	(4)
Balance, as of June 30, 2024	$(252)	$9	$(66)	$(309)

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2022	$(278)	$2	$(55)	$(331)
Other comprehensive income	47	—	—	47
Income tax benefit/(expense)	—	—	—	—
Net current period other comprehensive income	47	—	—	47
Balance, as of June 30, 2023	$(231)	$2	$(55)	$(284)

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of March 31, 2023	$(262)	$2	$(55)	$(315)
Other comprehensive income	31	—	—	31
Income tax benefit/(expense)	—	—	—	—
Net current period other comprehensive income	31	—	—	31
Balance, as of June 30, 2023	$(231)	$2	$(55)	$(284)

11.    Income Taxes
Our effective tax rate was 22% and 12% during the six months ended June 30, 2024 and 2023, respectively, and 26% and 4% during the three months ended June 30, 2024 and 2023, respectively. The effective tax rates for the six and three months ended June 30, 2024 were higher than the effective tax rates for the comparable periods in 2023 primarily due to tax benefits resulting from favorable audit settlements and state apportionment changes in the prior periods and the U.K. corporate income tax rate increase to 25% effective for the full year in 2024.
The Organisation for Economic Cooperation and Development, or OECD, Global Anti-Base Erosion Pillar Two minimum tax rules, or Pillar Two, which generally provide for a minimum effective tax rate of 15%, are intended to apply to tax years beginning in 2024. The EU member states and many other countries, including the U.K., our most significant non-U.S. jurisdiction, have committed to implement or have already enacted legislation adopting the Pillar Two rules. In July 2023, the U.K. enacted the U.K. Finance Act 2023, effective as of January 1, 2024, which includes provisions to implement certain portions of the Pillar Two minimum tax rules and includes an election to apply a transitional safe harbor to extend certain effective dates to accounting periods ending on or before June 30, 2028. These new U.K. Pillar Two rules did not have a material impact on our income tax provision as of June 30, 2024.

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
Our clearing houses are responsible for providing clearing services to each of our futures exchanges, and in some cases to third-party execution venues, and are as follows, referred to herein collectively as "the ICE Clearing Houses":

Clearing House	Products Cleared	Exchange where Executed	Location
ICE Clear Europe	Energy, agricultural, interest rates and equity index futures and options contracts	ICE Futures Europe, ICE Futures U.S., ICE Endex, ICE Futures Abu Dhabi and third-party venues	U.K.
ICE Clear U.S.	Agricultural, metals, foreign exchange, or FX, interest rate and equity index futures and/or options contracts	ICE Futures U.S.	U.S.
ICE Clear Credit	OTC North American, European, Asian-Pacific and Emerging Market CDS instruments	Creditex and third-party venues	U.S.
ICE Clear Netherlands	Derivatives on equities and equity indices traded on regulated markets	ICE Endex	The Netherlands
ICE Clear Singapore	Energy, metals and financial futures products	ICE Futures Singapore	Singapore
ICE NGX	Physical North American natural gas, environmental commodities and physical and financial electricity	ICE NGX	Canada
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
As of June 30, 2024 and December 31, 2023, the ICE Clearing Houses had received or had been pledged $179.0 billion and $175.9 billion, respectively, in cash and non-cash collateral in original margin and guaranty fund deposits to cover price movements of underlying contracts for both periods.
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
In addition, we have contributed our own capital that could be used if a defaulting Member’s original margin and guaranty fund deposits are insufficient. Such amounts are recorded as long-term restricted cash and cash equivalents in our balance sheets and are as follows (in millions):

	ICE Portion of Guaranty Fund Contribution		Default insurance
Clearing House	As of June 30, 2024	As of December 31, 2023	As of June 30, 2024	As of December 31, 2023
ICE Clear Europe	$197	$197	$100	$100
ICE Clear U.S.	75	75	25	25
ICE Clear Credit	50	50	75	75
ICE Clear Netherlands	2	2	N/A	N/A
ICE Clear Singapore	1	1	N/A	N/A
ICE NGX	45	15	200	200
Total	$370	$340	$400	$400
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
As of June 30, 2024, ICE NGX maintained a guaranty fund of $215 million, comprised of $15 million in cash and a $200 million letter of credit backed by a default insurance policy of the same amount, discussed below. Separately, ICE NGX has also set aside $30 million of its own capital that could be used for liquidity purposes if a direct participant of the ICE NGX clearinghouse, or Contracting Party, defaulted.
Below is a depiction of our Default Waterfall which summarizes the lines of defense and layers of protection we maintain for our mutualized clearing houses.
ICE Clearing House Default Waterfall

Cash and Invested Margin Deposits
We have recorded cash and invested margin and guaranty fund deposits and amounts due in our balance sheets as current assets with corresponding current liabilities to the Members. As of June 30, 2024, our cash and invested margin deposits were as follows (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$43,777	$24,477	$5,580	$—	$5	$73,839
Unsettled variation margin, net	—	—	—	1,506	—	1,506
Guaranty fund	2,474	3,288	621	—	5	6,388
Delivery contracts receivable/payable, net	—	—	—	396	—	396
Total	$46,251	$27,765	$6,201	$1,902	$10	$82,129

As of December 31, 2023, our cash and invested margin deposits were as follows (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$40,170	$28,353	$4,693	$—	$5	$73,221
Unsettled variation margin, net	—	—	—	984	—	984
Guaranty fund	2,358	3,017	609	—	5	5,989
Delivery contracts receivable/payable, net	—	—	—	600	—	600
Total	$42,528	$31,370	$5,302	$1,584	$10	$80,794
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
To provide a tool to address the liquidity needs of our clearing houses and manage the liquidation of margin and guaranty fund deposits held in the form of cash and high quality sovereign debt, ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. have entered into Committed Repurchase Agreement Facilities, or Committed Repo. Additionally, ICE Clear Credit and ICE Clear Netherlands have entered into Committed FX Facilities to support these liquidity needs. As of June 30, 2024, the following facilities were in place:
•ICE Clear Europe: $1.0 billion in Committed Repo to have the ability to convert securities held as collateral into U.S. dollar, euro and pound sterling deposits with same day liquidity.
•ICE Clear Credit: $300 million in Committed Repo (U.S. dollar based) to have the ability to convert U.S. dollar\euro denominated sovereign debt held as collateral into U.S. dollar\euro deposits with same day liquidity, €250 million in Committed Repo (euro based) to have the ability to convert euro\U.S. dollar denominated sovereign debt deposits held as collateral into euro\U.S. dollar denominated deposits with same day liquidity, and €1.9 billion in Committed FX Facilities to have the ability to convert available U.S. dollar denominated cash into euro denominated cash to meet a euro denominated payment obligation with same day liquidity.
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

Details of our deposits are as follows (in millions):

Cash and Cash Equivalent Margin Deposits and Guaranty Funds
Clearing House	Investment Type	As of June 30, 2024	As of December 31, 2023
ICE Clear Europe	National bank account (1)	$5,721	$5,819
ICE Clear Europe	Reverse repo	36,480	32,695
ICE Clear Europe	Sovereign debt	3,888	3,745
ICE Clear Europe	Demand deposits	64	40
ICE Clear Credit	National bank account	20,157	22,754
ICE Clear Credit	Reverse repo	4,687	5,381
ICE Clear Credit	Demand deposits	2,921	3,235
ICE Clear U.S.	Reverse repo	5,854	4,955
ICE Clear U.S.	Sovereign Debt	347	347
Other ICE Clearing Houses	Demand deposits	10	9
Total cash and cash equivalent margin deposits and guaranty funds		$80,129	$78,980

Invested Deposits, Delivery Contracts Receivable and Unsettled Variation Margin
Clearing House	Investment Type	As of June 30, 2024	As of December 31, 2023
ICE NGX	Unsettled variation margin and delivery contracts receivable	$1,902	$1,584
ICE Clear Europe	Invested deposits - sovereign debt	98	230
Total invested deposits, delivery contracts receivable and unsettled variation margin		$2,000	$1,814
(1)    As of June 30, 2024, ICE Clear Europe held £4.5 billion ($5.7 billion based on the pound sterling/U.S. dollar exchange rate of 1.2645 as of June 30, 2024) at the Bank of England, or BOE. As of December 31, 2023, ICE Clear Europe held €11 million ($12 million based on the euro/U.S. dollar exchange rate of 1.1037 as of December 31, 2023) at the ECB, £4.6 billion ($5.8 billion based on the pound sterling/U.S. dollar exchange rate of 1.2732 as of December 31, 2023) at the BOE and €10 million ($11 million based on the above exchange rate) at the BOE.
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

	As of June 30, 2024
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$43,819	$30,143	$13,589	$—	$87,551
Letters of credit and other	—	—	—	5,019	5,019
Emissions certificates at fair value	1,117	—	—	—	1,117
ICE NGX cash deposits	—	—	—	1,036	1,036
Total	$44,936	$30,143	$13,589	$6,055	$94,723
Guaranty fund:
Government securities at face value	$589	$1,293	$271	$—	$2,153

	As of December 31, 2023
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$45,698	$26,992	$13,062	$—	$85,752
Letters of credit and other	—	—	—	5,006	5,006
Emissions certificates at fair value	904	—	—	—	904
ICE NGX cash deposits	—	—	—	1,219	1,219
Total	$46,602	$26,992	$13,062	$6,225	$92,881
Guaranty fund:
Government securities at face value	$765	$1,119	$345	$—	$2,229
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
As of June 30, 2024, ICE NGX maintains a guaranty fund of $215 million funded by a $200 million letter of credit issued by a major Canadian chartered bank and backed by default insurance underwritten by Export Development Canada, or EDC, a Crown corporation operated at arm’s length from the Canadian government, plus $15 million held as restricted cash to fund the first loss amount that ICE NGX is responsible for under the default insurance policy. In the event of a participant default where the Member’s collateral is depleted, the shortfall would be covered by a draw down on the letter of credit following which ICE NGX would file a claim under the default insurance to recover additional losses up to $200 million beyond the $15 million first-loss amount that ICE NGX is responsible for under the default insurance policy. ICE NGX has also set aside $30 million of its own capital that could be used for liquidity purposes in the event of a Contracting Party default.
Clearing House Exposure
The net notional value of unsettled contracts was $2.2 trillion as of June 30, 2024. Each ICE Clearing House bears financial counterparty credit risk and provides a central counterparty guarantee, or performance guarantee, to its Members. In its guarantor role, each ICE Clearing House has equal and offsetting claims to and from Members on opposite sides of each contract, standing as an intermediary on every contract cleared. To reduce their exposure, the ICE Clearing Houses have a risk management program with both initial and ongoing membership standards. With the exception of ICE NGX, the ICE Clearing Houses mark all outstanding contracts to market and pay and collect variation margin at least once daily.
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

We also performed calculations to determine the fair value of our counterparty performance guarantee taking into consideration factors such as daily settlement of contracts, margining and collateral requirements, other elements of our risk management program, historical evidence of default payments, and estimated probability of potential default payouts by the ICE Clearing Houses. Based on these analyses, the estimated counterparty performance guarantee liability was determined to be nominal, and no liability was recorded as of June 30, 2024. The ICE Clearing Houses have never experienced an incident of a clearing member default which has required the use of the guaranty funds of non-defaulting clearing members or the assets of the ICE Clearing Houses.

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

Financial assets and liabilities recorded or disclosed at fair value in the consolidated balance sheets as of June 30, 2024 and December 31, 2023 were classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement.
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
As described in Note 3, we measured the right to receive the net proceeds of the sale of the Promissory Note obtained in connection with the Optimal Blue sale using Level 3 inputs. In February 2024, the FTC approved the buyer of the Promissory Note, and we completed the sale of the Promissory Note and received the $75 million of proceeds thereafter. Subsequent to the sale and as of June 30, 2024, we did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis.
See Note 12 for the fair value considerations related to our margin deposits, guaranty funds and delivery contracts receivable.
Non-Recurring Fair Value Measurements
We measure certain assets, such as intangible assets and equity investments, including equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of December 31, 2023, certain equity method investments were measured at fair value on a non-recurring basis. As of June 30, 2024, with the exception of a $3 million impairment of a developed technology intangible asset recorded during the three months ended March 31, 2024 within the Exchanges segment, none of our intangible assets or equity method investments were required to be recorded at fair value since no impairments were recorded.
We measure certain equity investments at fair value on a non-recurring basis using our policy election under ASC 321, Investments - Equity Securities. During the six months ended June 30, 2024, we evaluated these investments and determined that with the exception of a fair value loss on our investments of $3 million, which we recorded during the three months ended March 31, 2024 within other income/(expense), net, in the consolidated statement of income, no other adjustments were necessary. As of June 30, 2024, the carrying amount of our investments without readily determinable fair values was $91 million.
Financial Instruments Not Measured at Fair Value
The table below displays the fair value of our debt as of June 30, 2024. The fair values of our fixed rate notes were estimated using Level 2 inputs including quoted market prices for these instruments. The fair value of other short-term debt approximates par value since the interest rates on this short-term debt approximate market rates as of June 30, 2024.

	As of June 30, 2024
	(in millions)
Debt:	Carrying Amount	Fair value
Commercial Paper	$1,987	$1,987
2025 Senior Notes (3.65%; unsecured due May 23, 2025)	1,247	1,230
2025 Senior Notes (3.75%; unsecured due December 1, 2025)	1,249	1,222
2027 Senior Notes (4.00%; unsecured due September 15, 2027)	1,490	1,451
2027 Senior Notes (3.10%; unsecured due September 15, 2027)	498	470
2028 Senior Notes (3.625%; unsecured due September 1, 2028)	929	943
2028 Senior Notes (3.75%; unsecured due September 21, 2028)	596	572
2029 Senior Notes (4.35%; unsecured due June 15, 2029)	1,242	1,211
2030 Senior Notes (2.10%; unsecured due June 15, 2030)	1,239	1,061
2031 Senior Notes (5.25%; unsecured due June 15, 2031)	743	756
2032 Senior Notes (1.85%; unsecured due September 15, 2032)	1,487	1,164
2033 Senior Notes (4.60%; unsecured due March 15, 2033)	1,490	1,433
2040 Senior Notes (2.65%; unsecured due September 15, 2040)	1,233	869
2048 Senior Notes (4.25%; unsecured due September 21, 2048)	1,232	1,026
2050 Senior Notes (3.00%; unsecured due June 15, 2050)	1,223	813
2052 Senior Notes (4.95%; unsecured due June 15, 2052)	1,466	1,367
2060 Senior Notes (3.00%; unsecured due September 15, 2060)	1,472	898
2062 Senior Notes (5.20%; unsecured due June 15, 2062)	984	933
Total debt	$21,807	$19,406

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

Financial data for our business segments is as follows for the six and three months ended June 30, 2024 and 2023 (in millions):

	Six Months Ended June 30, 2024
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$926	$—	$—	$926
Agricultural and metals futures and options	143	—	—	143
Financial futures and options	267	—	—	267
Cash equities and equity options	1,301	—	—	1,301
OTC and other	204	—	—	204
Data and connectivity services	475	—	—	475
Listings	244	—	—	244
Fixed income execution	—	56	—	56
CDS clearing	—	171	—	171
Fixed income data and analytics	—	581	—	581
Other data and network services	—	325	—	325
Origination technology	—	—	354	354
Closing solutions	—	—	96	96
Servicing software	—	—	426	426
Data and analytics	—	—	129	129
Revenues	3,560	1,133	1,005	5,698
Transaction-based expenses	1,091	—	—	1,091
Revenues, less transaction-based expenses	2,469	1,133	1,005	4,607
Operating expenses	682	711	1,085	2,478
Operating income/(loss)	$1,787	$422	$(80)	$2,129

	Three Months Ended June 30, 2024
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$469	$—	$—	$469
Agricultural and metals futures and options	71	—	—	71
Financial futures and options	132	—	—	132
Cash equities and equity options	691	—	—	691
OTC and other	101	—	—	101
Data and connectivity services	240	—	—	240
Listings	122	—	—	122
Fixed income execution	—	30	—	30
CDS clearing	—	78	—	78
Fixed income data and analytics	—	293	—	293
Other data and network services	—	164	—	164
Origination technology	—	—	180	180
Closing solutions	—	—	52	52
Servicing software	—	—	212	212
Data and analytics	—	—	62	62
Revenues	1,826	565	506	2,897
Transaction-based expenses	580	—	—	580
Revenues, less transaction-based expenses	1,246	565	506	2,317
Operating expenses	356	357	538	1,251
Operating income/(loss)	$890	$208	$(32)	$1,066

	Six Months Ended June 30, 2023
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$700	$—	$—	$700
Agricultural and metals futures and options	147	—	—	147
Financial futures and options	232	—	—	232
Cash equities and equity options	1,215	—	—	1,215
OTC and other	205	—	—	205
Data and connectivity services	463	—	—	463
Listings	252	—	—	252
Fixed income execution	—	60	—	60
CDS clearing	—	185	—	185
Fixed income data and analytics	—	553	—	553
Other data and network services	—	311	—	311
Origination technology	—	—	352	352
Closing solutions	—	—	88	88
Servicing software	—	—	—	—
Data and analytics	—	—	45	45
Revenues	3,214	1,109	485	4,808
Transaction-based expenses	1,024	—	—	1,024
Revenues, less transaction-based expenses	2,190	1,109	485	3,784
Operating expenses	631	699	530	1,860
Operating income/(loss)	$1,559	$410	$(45)	$1,924

	Three Months Ended June 30, 2023
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$355	$—	$—	$355
Agricultural and metals futures and options	77	—	—	77
Financial futures and options	104	—	—	104
Cash equities and equity options	544	—	—	544
OTC and other	104	—	—	104
Data and connectivity services	231	—	—	231
Listings	126	—	—	126
Fixed income execution	—	28	—	28
CDS clearing	—	84	—	84
Fixed income data and analytics	—	277	—	277
Other data and network services	—	157	—	157
Origination technology	—	—	178	178
Closing solutions	—	—	47	47
Servicing software	—	—	—	—
Data and analytics	—	—	24	24
Revenues	1,541	546	249	2,336
Transaction-based expenses	448	—	—	448
Revenues, less transaction-based expenses	1,093	546	249	1,888
Operating expenses	311	356	266	933
Operating income/(loss)	$782	$190	$(17)	$955

Revenues from one member of the Exchanges segment comprised $274 million, or 11%, and $117 million, or 9%, of our Exchange revenues, less transaction-based expenses for the six and three months ended June 30, 2024, respectively. Revenues from one member of the Exchanges segment comprised $254 million, or 12%, and $130 million, or 12%, of our Exchange revenues, less transaction-based expenses for the six and three months ended June 30, 2023, respectively. Clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, we believe that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional customers or clearing members accounted for more than 10% of our segment revenues or consolidated revenues during the six and three months ended June 30, 2024 or 2023.

16.    Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the six and three months ended June 30, 2024 and 2023 (in millions, except per share amounts):

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
Basic:
Net income attributable to Intercontinental Exchange, Inc.	$1,399	$1,454	$632	$799
Weighted average common shares outstanding	573	560	573	560
Basic earnings per common share	$2.44	$2.60	$1.10	$1.43
Diluted:
Weighted average common shares outstanding	573	560	573	560
Effect of dilutive securities - stock options and restricted stock	2	1	2	1
Diluted weighted average common shares outstanding	575	561	575	561
Diluted earnings per common share	$2.43	$2.59	$1.10	$1.42
Basic earnings per common share is calculated using the weighted average common shares outstanding during the period.
Common equivalent shares from stock options and restricted stock awards, calculated using the treasury stock method, are included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. During both the six months ended June 30, 2024 and 2023, 1 million outstanding stock options and restricted stock awards were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect.

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
•the impact of the introduction of, or any changes to, laws, regulations, rules or government policies with respect to, among other things, financial markets and climate change, as well as increased regulatory scrutiny or enforcement actions;
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
•the impacts of computer and communications systems failures and delays, inclusive of the performance and reliability of our trading, clearing, data services and mortgage technologies and those of third-party service providers;
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
Our business has been impacted positively and negatively by these global economic conditions. For instance, due to market and interest rate volatility, we have seen increased trading across a number of our products, such as interest rate and equity futures, credit default swaps and bonds. Conversely, increases in mortgage interest rates in 2022, 2023 and, to a lesser extent, the first half of 2024, have resulted in reduced consumer and investor demand for mortgages and adversely impacted the transaction-based revenues in our Mortgage Technology segment. If mortgage rates remain high or further increase, or if banks change their mortgage lending practices, our Mortgage Technology segment revenues may be further impacted. In addition, higher interest rates have resulted, and may continue to result, in higher interest rates for our debt instruments as we refinance our existing indebtedness.
From an operational perspective, our businesses, including our exchanges, clearing houses, listings venues, data services businesses and mortgage platforms, have not suffered a material negative impact as a result of the events in Ukraine, Israel, Gaza and surrounding regions.
We expect the macroeconomic environment to remain dynamic in the near-term, and we continue to monitor macroeconomic conditions, including interest rates, the inflationary environment, geopolitical events and military conflicts, including election outcomes and repercussions from the conflicts in Ukraine, Israel and Gaza and the impact that any of the foregoing may have on the global economy and on our business. We also continue to closely monitor credit worthiness of our counterparties, clearing members and our financial service providers and take risk management measures in line with established risk management frameworks.
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
•Benchmarks Regulation. Most London Interbank Offered Rate, or LIBOR, settings have ceased to be published; however, the Financial Conduct Authority, or FCA, has required ICE Benchmark Administration, or IBA, as the administrator of LIBOR, to continue publishing certain LIBOR settings for a temporary period using a changed "synthetic" methodology. "Synthetic" LIBOR settings are not representative of the underlying market or economic reality the settings were previously intended to measure. The last remaining "synthetic" LIBOR settings are expected to cease publication in September 2024.
In addition, certain benchmarks provided by our index businesses may continue to be used by supervised entities in the EU under the EU Benchmarks Regulation until December 31, 2025.
•EU Deforestation Regulation. Effective in December 2024, the EU Deforestation Regulation, or EUDR, requires that certain commodities (including cocoa and coffee) and their products be from deforestation-free land and meet other requirements before they can be placed or made available on the EU market, or exported from it. The EUDR requirements may decelerate the physical trade of cocoa and coffee, impact the usability of EU coffee and cocoa physical inventories, and reduce trading volumes on ICE Futures Europe of the Robusta Coffee Contract and London Cocoa Contract and on ICE Futures U.S. of the Coffee C Contract (Arabica). Several EU Member States and U.S. cabinet members have urged the EU Commission to revise the EUDR and temporarily suspend implementation. We are monitoring the impact of these developments on ICE Futures Europe and ICE Futures U.S.
•U.K. Deforestation Regulation. In December 2023, the U.K. Government announced its intent to implement a regulation which would require that certain commodities (including cocoa) and their products be from deforestation-free land and meet other requirements. We are monitoring the impact of these developments and any impact on ICE Futures Europe.
•U.K. Commodity Derivatives Reform. In December 2023, the FCA published a consultation proposing to revise the U.K. commodity derivatives framework. The Financial Services and Markets Act 2023, or FSMA 2023, reformed the U.K.’s commodity derivatives regulatory regime including revoking the Markets in Financial Instruments Directive II, or MIFID II, requirement to set position limits on all exchange traded and over-the-counter contracts and transferring the powers to set position limits from the FCA to trading venue operators. The FCA's current proposals would require that trading venues set position limits for critical and related contracts including ICE's softs, agricultural and energy contracts such as Brent, WTI, gasoil and natural gas, to establish accountability thresholds and to report enhanced position data. These requirements could make trading on ICE Futures Europe more difficult and could result in a reduction in volumes and liquidity.
•EU DORA Regulation. The Digital Operational Resilience Act, or DORA, is an EU regulation that establishes an information and communication technology risk management framework for the EU financial sector. DORA establishes technical standards that financial entities and their critical third-party technology service providers must implement by January 2025 and imposes requirements relating to risk management, reporting, and information and communications technology service provider oversight. Some of our businesses are likely to be impacted by DORA as EU financial entities or critical third-party service providers to EU financial entities.
•Regulation of ESG Data and Ratings. Many jurisdictions have adopted or are proposing or considering proposals to regulate environmental, social or governance, or ESG, data providers, as well as ESG ratings. In April 2024, the EU adopted a regulation on the transparency and integrity of ESG rating activities which aims to enhance the integrity, transparency, governance, and independence of ESG ratings provided in the EU. The regulation will impact certain ICE Data Service offerings and may require authorization and supervision by the European Securities and Markets Authority.

Tax Policy Changes
The Organisation for Economic Cooperation and Development, or OECD, Pillar Two minimum tax rules, which generally provide for a minimum effective tax rate of 15%, are intended to apply to tax years beginning in 2024. In 2023, the OECD issued administrative guidance providing transitional safe harbor rules concerning the implementation of the Pillar Two framework, which will apply to fiscal years ending on or before December 31, 2026. The EU member states and many other countries, including the U.K., have committed to implement or have already enacted legislation adopting the Pillar Two rules. We are monitoring developments and evaluating the impacts of these new rules on our tax rate, including our ability to qualify for the safe harbor rules as implemented by each jurisdiction; however, we do not expect a material impact to our effective tax rate given our current tax profile.

Consolidated Financial Highlights
The following summarizes our results and significant changes in our consolidated financial performance for the periods presented (dollars in millions, except per share amounts).

(1)    Operating loss from our Mortgage Technology segment was $80 million and $45 million for the six months ended June 30, 2024 and 2023, respectively.
(2)    The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. Adjusted net income attributable to ICE is presented net of taxes. These adjusted numbers are not calculated in accordance with U.S. GAAP. See “—Non-GAAP Financial Measures” below.

	Six Months Ended June 30,			Three Months Ended June 30,
	2024	2023	Change	2024	2023	Change(4)
Revenues, less transaction-based expenses	$4,607	$3,784	22%	$2,317	$1,888	23%
Recurring revenues(1)	$2,402	$1,908	26%	$1,206	$955	26%
Transaction revenues, net(1)	$2,205	$1,876	18%	$1,111	$933	19%
Operating expenses	$2,478	$1,860	33%	$1,251	$933	34%
Adjusted operating expenses(2)	$1,877	$1,496	25%	$947	$756	25%
Operating income	$2,129	$1,924	11%	$1,066	$955	12%
Adjusted operating income(2)	$2,730	$2,288	19%	$1,370	$1,132	21%
Operating margin	46%	51%	(5 pts)	46%	51%	(5 pts)
Adjusted operating margin(2)	59%	60%	(1 pt)	59%	60%	(1 pt)
Other income/(expense), net	$(304)	$(228)	33%	$(205)	$(108)	88%
Income tax expense	$403	$207	95%	$222	$32	n/a
Effective tax rate	22%	12%	10 pts	26%	4%	22 pts
Net income attributable to ICE	$1,399	$1,454	(4)%	$632	$799	(21)%
Adjusted net income attributable to ICE(2)	$1,728	$1,593	8%	$876	$802	9%
Diluted earnings per share attributable to ICE common stockholders	$2.43	$2.59	(6)%	$1.10	$1.42	(23)%
Adjusted diluted earnings per share attributable to ICE common stockholders(2)	$3.00	$2.84	6%	$1.52	$1.43	6%
Cash flows from operating activities	$2,205	$1,805	22%
Free cash flow(3)	$1,895	$1,602	18%
Adjusted free cash flow (3)	$1,771	$1,652	7%

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

(4) Percentage changes in the table above deemed "n/a" are not meaningful.
•Revenues, less transaction-based expenses, increased $823 million and $429 million for the six and three months ended June 30, 2024, respectively, from the comparable periods in 2023. See "—Exchanges Segment", "—Fixed Income and Data Services Segment" and "—Mortgage Technology Segment" below for a discussion of the significant changes in our revenues. The change in revenues during the six and three months ended June 30, 2024 includes $8 million in favorable and $1 million in unfavorable, respectively, foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable periods in 2023.
•Operating expenses increased $618 million and $318 million for the six and three months ended June 30, 2024, respectively, from the comparable periods in 2023. See "—Consolidated Operating Expenses" below for a discussion of the significant changes in our operating expenses. The increase in operating expenses during the six and three months ended June 30, 2024 includes $4 million and $1 million, respectively, in unfavorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable periods in 2023.
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

Exchanges Segment
The following presents selected statements of income data for our Exchanges segment (dollars in millions):

REVENUES, LESS TRANSACTION-BASED EXPENSES
3,000
2,500
2,000
1,500
1,000
500
0
$ (Millions)
$2,190
$252
$463
$205
$191
$232
$147
$700
$2,469
$244
$475
$204
$210
$267
$143
$926
YTD 2023
YTD 2024
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

	Six Months Ended June 30,			Three Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Revenues:
Energy futures and options	$926	$700	32%	$469	$355	32%
Agricultural and metals futures and options	143	147	(3)	71	77	(8)
Financial futures and options	267	232	15	132	104	26
Futures and options	1,336	1,079	24	672	536	25
Cash equities and equity options	1,301	1,215	7	691	544	27
OTC and other	204	205	(1)	101	104	(3)
Transaction and clearing, net	2,841	2,499	14	1,464	1,184	24
Data and connectivity services	475	463	3	240	231	4
Listings	244	252	(3)	122	126	(3)
Revenues	3,560	3,214	11	1,826	1,541	18
Transaction-based expenses(1)	1,091	1,024	7	580	448	29
Revenues, less transaction-based expenses	2,469	2,190	13	1,246	1,093	14
Other operating expenses	550	508	8	294	249	18
Depreciation and amortization	132	123	8	62	62	3
Operating expenses	682	631	8	356	311	15
Operating income	$1,787	$1,559	15%	$890	$782	14%

Recurring revenues	$719	$715	—%	$362	$357	1%
Transaction revenues, net	$1,750	$1,475	19%	$884	$736	20%

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
For the six and three months ended June 30, 2024, 23% and 22%, respectively, of our Exchanges segment revenues, less transaction-based expenses, were billed in pounds sterling or euros, and for both of the six and three months ended June 30, 2023, 19% of our Exchanges segment revenues, less transaction-based expenses, were billed in pounds sterling or euros. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Exchanges segment revenues, less transaction-based expenses, were higher by $7 million for the six months ended June 30, 2024, and flat for the three months ended June 30, 2024, respectively, from the comparable periods in 2023.
Our exchange transaction and clearing revenues are presented net of rebates. We recorded rebates of $616 million and $488 million for the six months ended June 30, 2024 and 2023, respectively, and $319 million and $236 million for the three months ended June 30, 2024 and 2023, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. The increase in rebates for the six and three months ended June 30, 2024 is primarily due to higher volumes traded as compared to the comparable periods in 2023.

•Energy Futures and Options: Total energy volume increased 29% and revenues increased 32% for the six months ended June 30, 2024 from the comparable period in 2023 and volume increased 33% and revenues increased 32% for the three months ended June 30, 2024 from the comparable period in 2023.
–Total oil futures and options volume increased 26% and 30% for the six and three months ended June 30, 2024, respectively, from the comparable periods in 2023, in part due to ongoing geopolitical issues in the Middle East as well as supply/demand dynamics.
–Our global natural gas futures and options volume increased 35% and 38% for the six and three months ended June 30, 2024, respectively, from the comparable periods in 2023, due to continued growth in our TTF and Asian JKM products as natural gas continues to globalize, as well as strength in our North American natural gas products driven by increased volatility related to shifting weather and fundamentals.
–Our environmentals and other futures and options volume increased 35% and 58% for the six and three months ended June 30, 2024, respectively, from the comparable periods in 2023, due to higher environmentals and power volumes versus the year ago period.
•Agricultural and Metals Futures and Options: Total volumes in our agricultural and metals futures and options markets increased 1% for the six months ended June 30, 2024 and decreased 6% for the three months ended June 30, 2024 from the comparable periods in 2023 and revenues decreased 3% and 8% for the six and three months ended June 30, 2024, respectively, from the comparable periods in 2023. The overall decrease in agricultural volumes for the three months ended June 30, 2024 was primarily driven by lower commodity price volatility than in the prior year period.
–Sugar futures and options volumes decreased 17% and 20% for the six and three months ended June 30, 2024, respectively, from the comparable periods in 2023.
–Other agricultural and metal futures and options volume increased 16% and 6% for the six and three months ended June 30, 2024, respectively, from the comparable periods in 2023.
•Financial Futures and Options: Total volumes in our financial futures and options markets increased 21% and 46% for the six and three months ended June 30, 2024, respectively, from the comparable periods in 2023 and revenues increased 15% and 26% for the six and three months ended June 30, 2024, respectively, from the comparable periods in 2023, including the impacts of foreign exchange effects. The six and three months ended June 30, 2024 benefited from interest rate volatility related to central bank activity speculation.
–Interest rate futures and options volume increased 28% and 56% for the six and three months ended June 30, 2024, respectively, from the comparable periods in 2023 and revenue increased 27% and 41% for the six and three months ended June 30, 2024, respectively, from the comparable periods in 2023. The six and three months ended June 30, 2024 benefited from interest rate volatility related to increased central bank activity speculation.
–Other financial futures and options volume, which includes our MSCI®, FTSE® and NYSE FANG+ equity index products, decreased 12% for the six months ended June 30, 2024, and were flat for the three months ended June 30, 2024, from the comparable periods in 2023. Revenue decreased 6% and increased 3% for the six and three months ended June 30, 2024, respectively, from the comparable periods in 2023. The decrease in other financial futures and options volume was primarily due to lower equity market volatility than during the comparable period in 2023.
•Cash Equities and Equity Options: Cash equities volume increased 8% and 15% for the six and three months ended June 30, 2024, respectively, from the comparable periods in 2023, due to increased market share as compared to the same prior year period. Cash equities revenues, net of transaction-based expenses, were $151 million and $134 million for the six months ended June 30, 2024 and 2023, respectively, and $80 million and $67 million for the three months ended June 30, 2024 and 2023, respectively. Equity options volume increased 14% and 22% for the six and three months ended June 30, 2024, respectively, from the comparable periods in 2023, driven by increased participation and higher market share. Equity options revenues, net of transaction-based expenses, were $59 million and $57 million for the six months ended June 30, 2024 and 2023, respectively, and $31 million and $29 million for the three months ended June 30, 2024 and 2023, respectively.
•OTC and Other: OTC and other transactions include revenues from our OTC energy business and other trade confirmation services, as well as net interest income and fees on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S.

securities exchanges, designated market maker service fees, exchange membership fees and agricultural grading and certification fees. Our OTC and other revenues decreased 1% and 3% for the six and three months ended June 30, 2024, respectively, from the comparable periods in 2023.
•Data and Connectivity Services: Our data and connectivity services revenues increased 3% and 4% for the six and three months ended June 30, 2024, respectively, from the comparable periods in 2023. The increase in revenue was driven by the strong retention rate of existing customers, the addition of new customers and increased purchases by existing customers.
•Listings Revenues: Through NYSE, NYSE American and NYSE Arca, we generate listings revenue related to the provision of listings services for public companies and ETFs, and related corporate actions for listed companies. Listings revenues decreased 3% for both the six and three months ended June 30, 2024 from the comparable periods in 2023 due to the roll off of initial listing fees from the strong initial public offering, or IPO, market in 2021. All listings fees are billed upfront, and revenues are recognized over time as the identified performance obligations are satisfied.
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
The following charts and tables present trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts):

Volume and Rate per Contract

	Six Months Ended June 30,			Three Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Number of contracts traded (in millions):
Energy futures and options	541	419	29%	275	206	33%
Agricultural and metals futures and options	64	63	1	31	33	(6)
Financial futures and options	400	330	21	200	137	46
Total	1,005	812	24%	506	376	35%
Average daily volume of contracts traded (in thousands):
Energy futures and options	4,361	3,377	29%	4,354	3,315	31%
Agricultural and metals futures and options	516	510	1	490	530	(7)
Financial futures and options	3,158	2,605	21	3,130	2,182	43
Total	8,035	6,492	24%	7,974	6,027	32%
Rate per contract:
Energy futures and options	$1.71	$1.67	3%	$1.71	$1.73	(1)%
Agricultural and metals futures and options	$2.23	$2.33	(4)%	$2.31	$2.36	(2)%
Financial futures and options	$0.66	$0.69	(5)%	$0.65	$0.75	(13)%

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

Open Interest

	As of June 30,
	2024	2023	Change
Open interest — in thousands of contracts:
Energy futures and options	61,674	49,247	25%
Agricultural and metals futures and options	3,785	4,182	(9)
Financial futures and options	24,894	20,995	19
Total	90,353	74,424	21%

The following charts and tables present selected cash and equity options trading data. All trading volume below is presented as average net daily trading volume, or ADV, and is single counted:

	Six Months Ended June 30,			Three Months Ended June 30,
	2024	2023	Change	2024	2023	Change
NYSE cash equities (shares in millions):
Total cash handled volume (ADV)	2,464	2,275	8%	2,489	2,169	15%
Total cash market share matched	20.6%	19.8%	0.8 pt	20.8%	19.8%	1 pt
NYSE equity options (contracts in thousands):
NYSE equity options volume (ADV)	9,366	8,204	14%	9,405	7,701	22%
Total equity options volume (ADV)	42,675	40,839	4%	42,059	39,244	7%
NYSE share of total equity options	21.9%	20.1%	1.8 pts	22.4%	19.6%	2.8 pts
Revenue capture or rate per contract:
Cash equities rate per contract (per 100 shares)	$0.050	$0.048	5%	$0.052	$0.050	4%
Equity options rate per contract	$0.05	$0.06	(10)%	$0.05	$0.06	(16)%
Handled volume represents the total number of shares of equity securities, ETFs and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
Transaction-Based Expenses
Our equities and equity options markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. Section 31 fees are recorded on a gross basis as a component of transaction and clearing fee revenue. These Section 31 fees are assessed to recover the government’s costs of supervising and regulating the securities markets and professionals and are subject to change. We, in turn, collect corresponding activity assessment fees from member organizations clearing or settling trades on the equities and options exchanges, and recognize these amounts in our transaction and clearing revenues when invoiced. The activity assessment fees are designed to equal the Section 31 fees. As a result, activity assessment fees and the corresponding Section 31 fees do not have an impact on our net income, although the timing of payment by us will vary from collections. Section 31 fees were $205 million and $175 million for the six months ended June 30, 2024 and 2023, respectively, and $138 million and $56 million for the three months ended June 30, 2024 and 2023, respectively. The increase in Section 31 fees during the six and three months ended June 30, 2024 was primarily due to an increase in rates. The fees we collect are included in cash at the time of receipt and we remit the amounts to the SEC twice a year as required. The total amount of Section 31 fees payable is included in current liabilities and was $203 million as of June 30, 2024.
We make liquidity payments to cash and options trading customers, as well as routing charges made to other exchanges which are included in transaction-based expenses. We incur routing charges when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We record routing charges on a gross basis as a component of transaction and clearing fee revenue. Cash liquidity payments, routing and clearing fees were $886 million and $849 million for the six months ended June 30, 2024 and 2023, respectively, and $442 million and $392 million for the three months ended June 30, 2024 and 2023, respectively.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Exchanges segment's operating expenses, operating income and operating margin (dollars in millions). See “—Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Exchanges Segment:	Six Months Ended June 30,			Three Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Operating expenses	$682	$631	8%	$356	$311	15%
Adjusted operating expenses(1)	$618	$581	6%	$311	$293	6%
Operating income	$1,787	$1,559	15%	$890	$782	14%
Adjusted operating income(1)	$1,851	$1,609	15%	$935	$800	17%
Operating margin	72%	71%	1 pt	71%	72%	(1 pt)
Adjusted operating margin(1)	75%	73%	2 pts	75%	73%	2 pts

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

	Six Months Ended June 30,			Three Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Revenues:
Fixed income execution	$56	$60	(7)%	$30	$28	3%
CDS clearing	171	185	(7)	78	84	(6)
Fixed income data and analytics	581	553	5	293	277	6
Fixed income and credit	808	798	1	401	389	3
Other data and network services	325	311	5	164	157	5
Revenues	1,133	1,109	2	565	546	4
Other operating expenses	550	525	5	276	267	3
Depreciation and amortization	161	174	(8)	81	89	(10)
Operating expenses	711	699	2	357	356	—
Operating income	$422	$410	3%	$208	$190	10%

Recurring revenues	$906	$864	5%	$457	$434	5%
Transaction revenues	$227	$245	(7)%	$108	$112	(4)%
In the table above, we consider fixed income data and analytics revenues and other data and network services revenues to be recurring revenues.
For both of the six and three months ended June 30, 2024, 11% of our Fixed Income and Data Services segment revenues were billed in pounds sterling or euros, and for both of the six and three months ended June 30, 2023, 12% of our Fixed Income and Data Services segment revenues were billed in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues denominated in foreign currencies changes accordingly. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Fixed Income and Data Services revenues were higher by $1 million and lower by $1 million for the six and three months ended June 30, 2024, respectively, than the comparable periods in 2023.
Fixed Income and Data Services Revenues
Our Fixed Income and Data Services revenues increased 2% and 4% for the six and three months ended June 30, 2024, respectively, from the comparable periods in 2023, primarily due to strength in our fixed income data and analytics products and our other data and network services.
•Fixed Income Execution: Fixed income execution includes revenues from ICE Bonds. Execution fees are reported net of rebates, which were $5 million and $2 million for the six and three months ended June 30, 2024, respectively, and $2 million and $1 million for the six and three months ended June 30, 2023, respectively. Our fixed income execution revenues decreased 7% for the six months ended June 30, 2024 and increased and 3% for the three months ended June 30, 2024, respectively, from the comparable periods in 2023. Revenues for the six months ended June 30, 2024 decreased as higher revenues from corporate bond trading were more than offset by lower levels of U.S. treasury activity. Revenues increased in the three months ended June 30, 2024 due to higher corporate and municipal bond activity.
•CDS Clearing: CDS clearing revenues decreased 7% and 6% for the six and three months ended June 30, 2024, respectively, from the comparable periods in 2023. The notional value of CDS cleared was $9.0 trillion and $10.2 trillion for the six months ended June 30, 2024 and 2023, respectively, and $4.0 trillion and $3.4 trillion for the three months ended June 30, 2024 and 2023, respectively. The decrease in revenues is primarily due to lower net interest income on collateral balances.
•Fixed Income Data and Analytics: Our fixed income data and analytics revenues increased 5% and 6% for the six and three months ended June 30, 2024, respectively, from the comparable periods in 2023 due to growth in our pricing and reference data business and strength in our index business.
•Other Data and Network Services: Our other data and network services revenues increased 5% for both the six and three months ended June 30, 2024, from the comparable periods in 2023. The increase in revenues was driven by growth in our ICE Global Network offering, coupled with strength in our consolidated feeds and desktop revenues.

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
As of June 30, 2024, ASV was $1.795 billion, which increased 4.1% compared to the ASV as of June 30, 2023. ASV represents nearly 100% of total data services revenues for this segment. This does not adjust for year-over-year foreign exchange fluctuations.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Fixed Income and Data Services segment's operating expenses, operating income and operating margin (dollars in millions). See “—Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Fixed Income and Data Services Segment:	Six Months Ended June 30,			Three Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Operating expenses	$711	$699	2%	$357	$356	—%
Adjusted operating expenses(1)	$620	$614	1%	$311	$313	(1)%
Operating income	$422	$410	3%	$208	$190	10%
Adjusted operating income(1)	$513	$495	4%	$254	$233	9%
Operating margin	37%	37%	—	37%	35%	2 pts
Adjusted operating margin(1)	45%	45%	—	45%	43%	2 pts

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
1,200
1,000
800
600
400
200
0
$485
$45
$88
$352
$1,005
$426
$129
$96
$354
YTD 2023
YTD 2024
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

	Six Months Ended June 30,			Three Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Revenues:
Origination technology	$354	$352	—%	$180	$178	1%
Closing solutions	96	88	9	52	47	9
Servicing software	426	—	n/a	212	—	n/a
Data and analytics	129	45	187	62	24	165
Revenues	1,005	485	107	506	249	103
Other operating expenses	565	254	122	285	125	128
Depreciation and amortization	469	230	104	238	116	105
Acquisition-related transaction and integration costs	51	46	12	15	25	(39)
Operating expenses	1,085	530	105	538	266	103
Operating loss	$(80)	$(45)	78%	$(32)	$(17)	90%

Recurring revenues	$777	$329	137%	$387	$164	137%
Transaction revenues	$228	$156	45%	$119	$85	39%
*Percentage changes in the table above deemed "n/a" are not meaningful.
In the table above, we consider subscription fees to be recurring revenues. Each revenue classification above contains a mix of recurring and transaction revenues based on the various service offerings described in more detail below.
Mortgage Technology Revenues
Our mortgage technology revenues are derived from our comprehensive, end-to-end U.S. residential mortgage platform. Our mortgage technology business is intended to enable greater workflow efficiency and mitigate risks for customers throughout the mortgage life cycle. Mortgage technology revenues increased $520 million and $257 million for the six and three months ended June 30, 2024, respectively, from the comparable periods in 2023, primarily due the Black Knight acquisition.
•Origination technology: Our origination technology revenues were flat for the six months ended June 30, 2024 and increased 1% during the three months ended June 30, 2024 from the comparable periods in 2023. Our origination technology acts as a system of record for the mortgage transaction, automating the gathering, reviewing, and verifying of mortgage-related information and enabling automated enforcement of rules and business practices designed to help ensure that each completed loan transaction is of high quality and adheres to secondary market standards. These revenues are based on recurring Software as a Service, or SaaS, subscription fees, with an additive transaction-based or success-based pricing fee as lenders exceed the number of loans closed that are included with their monthly base subscription, as well as professional services.
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
•Closing solutions: Our closing solutions revenues increased 9% during both of the six and three months ended June 30, 2024 from the comparable periods in 2023, driven by increased market share and continued adoption of digital solutions. Our closing solutions connect key participants, such as lenders, title and settlement agents and individual county recorders, to digitize the closing and recording process. Closing solutions also include revenues from our MERSCORP Holdings, Inc., or MERS, database, which provides a system of record for recording and tracking changes, servicing rights and beneficial ownership interests in loans secured by U.S. residential real estate. Revenues from closing solutions are largely transaction-based and are based on the volume of loans closed.
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
•Data and analytics: Our Data and Analytics revenues increased 187% and 165% during the six and three months ended June 30, 2024, respectively, from the comparable periods in 2023, primarily due to the revenue contribution from Black Knight during the six and three months ended June 30, 2024. Revenues include those related to ICE Mortgage Technology’s Data & Document Automation and Mortgage Analyzer solutions, or Analyzer, which offers customers greater efficiency by streamlining data collection and validation through our automated document recognition and data extraction capabilities. Analyzer revenues can be both recurring and transaction-based in nature. In addition, our data offerings include real-time industry and peer benchmarking tools, which provide originators a granular view into the real-time trends of the U.S. residential mortgage market, as well as credit and prepayment models, custom and proprietary analytics, valuation, and MLS solutions. We also provide a Data as a Service, or DaaS, for lenders and industry participants to access industry data and origination information. Revenues related to our data products are largely subscription-based and recurring in nature. The data and insights from these solutions inform, support and enhance our other solutions to help lenders and servicers make more informed decisions, improve performance, identify and predict risk and generate more qualified leads. Revenues related to our data products are largely subscription-based and recurring in nature.
Operating Expenses, Operating Income/(Loss) and Operating Margin
The following chart summarizes our Mortgage Technology segment's operating expenses, operating loss and operating margin (dollars in millions). See “—Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Mortgage Technology Segment:	Six Months Ended June 30,			Three Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Operating expenses	$1,085	$530	105%	$538	$266	103%
Adjusted operating expenses(1)	$639	$301	112%	$325	$150	118%
Operating loss	$(80)	$(45)	78%	$(32)	$(17)	90%
Adjusted operating income(1)	$366	$184	99%	$181	$99	82%
Operating margin	(8)%	(9)%	1 pt	(6)%	(7)%	1 pt
Adjusted operating margin(1)	36%	38%	(2 pts)	36%	40%	(4 pts)

(1)    The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. These adjusted numbers are not calculated in accordance with GAAP. See “—Non-GAAP Financial Measures”.

Consolidated Operating Expenses
The following presents our consolidated operating expenses (dollars in millions):

CONSOLIDATED OPERATING EXPENSES
3,000
2,500
2,000
1,500
1,000
500
0
$ (Millions)
$1,860
$527
$527
$103
$703
$2,478
$762
$656
$125
$935
YTD 2023
YTD 2024
Depreciation and amortization
Technology and communication, rent and occupancy, and selling, general and administrative
Professional services and acquisition-related transaction and integration costs
Compensation and benefits

	Six Months Ended June 30,			Three Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Compensation and benefits	$935	$703	33%	$473	$351	35%
Professional services	74	57	29	38	29	30
Acquisition-related transaction and integration costs	51	46	12	15	25	(39)
Technology and communication	419	345	21	214	173	24
Rent and occupancy	59	45	31	30	25	20
Selling, general and administrative	178	137	30	100	63	59
Depreciation and amortization	762	527	45	381	267	43
Total operating expenses	$2,478	$1,860	33%	$1,251	$933	34%

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

Included in the total consolidated operating expenses for the six and three months ended June 30, 2024 was $563 million and $275 million, respectively, related to Black Knight.
Operating expenses of 7% for both the six and three months ended June 30, 2024 and 9% for both the six and three months ended June 30, 2023 were billed in pounds sterling or euros. Due to fluctuations in the U.S. dollar compared to the pound sterling and euro, our consolidated operating expenses were higher by $4 million and $1 million, respectively, for the six and three months ended June 30, 2024, than in the comparable periods in 2023.
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

	Six Months Ended June 30,			Three Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Employee headcount	12,937	9,116	42%
Stock-based compensation expenses	$104	$83	25%	$53	$43	23%
Employee headcount increased during the six and three months ended June 30, 2024 from the comparable periods in 2023 primarily due to our acquisition of Black Knight. Compensation and benefits expense increased $232 million and $122 million for the six and three months ended June 30, 2024, respectively, from the comparable periods in 2023, primarily due to $209 million and $101 million attributable to our acquisition of Black Knight for the six and three months ended June 30, 2024 periods, respectively, and higher payroll and bonus accrual from the impact of prior year merit increases, partially offset by higher capitalized labor. The stock-based compensation expenses in the table above relate to employee stock option and restricted stock awards and exclude stock-based compensation related to acquisition-related transaction and integration costs.
Professional Services Expenses
Professional services expense includes fees for consulting services received on strategic and technology initiatives, temporary labor, as well as regulatory, legal and accounting fees, and may fluctuate as a result of changes in our use of these services in our business.
Professional services expenses increased $17 million and $9 million for the six and three months ended June 30, 2024, respectively, from the comparable periods in 2023, primarily due to our acquisition of Black Knight combined with increases in consulting and legal expenses.
Acquisition-Related Transaction and Integration Costs
We incurred $51 million and $15 million in acquisition-related transaction and integration costs during the six and three months ended June 30, 2024, respectively, primarily due to integration expenses related to Black Knight. We incurred $46 million and $25 million in acquisition-related transaction and integration costs during the six and three months ended June 30, 2023, respectively, primarily due to legal and consulting expenses related to our acquisition of Black Knight and our integration of Ellie Mae.
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
Technology and communications expenses increased $74 million and $41 million for the six and three months ended June 30, 2024, respectively, from the comparable periods in 2023 primarily due to hardware and software support costs mainly at Black Knight and license expense.
Rent and Occupancy Expenses
Rent and occupancy expense relates to leased and owned property and includes rent, maintenance, real estate taxes, utilities and other related costs. We have significant operations located in the U.S., U.K., and India, with smaller offices located throughout the world.
Rent and occupancy expenses increased $14 million and $5 million for the six and three months ended June 30, 2024, respectively, from the comparable periods in 2023 primarily due to $14 million and $7 million of duplicate rent expenses related to our new London and New York leased offices incurred during the six and three months ended June 30, 2024, respectively, and increases attributable to Black Knight locations.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include marketing, advertising, public relations, insurance, bank service charges, dues and subscriptions, travel and entertainment, non-income taxes and other general and administrative costs.
Selling, general and administrative expenses increased $41 million and $37 million for the six and three months ended June 30, 2024, respectively, from the comparable periods in 2023. For the six months ended June 30, 2024, the increase was primarily due to $12 million attributable to Black Knight, $30 million of expense for valid claims made following an equity trading issue at NYSE that occurred in June 2024 and increases in other underlying costs, including customer acquisition costs from higher IPO activity, marketing, travel and entertainment. This was partially offset by lower credit losses as well as $6 million of expense for claims made following a NYSE system outage in January 2023 and a $10 million regulatory matter expense that both occurred during the six months ended June 30, 2023.
For the three months ended June 30, 2024, the increase was primarily due to $5 million attributable to Black Knight, $30 million of expense for valid claims made following an equity trading issue at NYSE that occurred in June 2024 and increases in other underlying costs, including customer acquisition costs from higher IPO activity, travel and entertainment, partially offset by lower credit losses.
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
We recorded amortization expenses on intangible assets acquired as part of our acquisitions, as well as on other intangible assets of $506 million, inclusive of a $3 million impairment of a developed technology intangible asset, and $301 million for the six months ended June 30, 2024 and 2023, respectively, and $252 million and $151 million for the three months ended June 30, 2024 and 2023, respectively. During the six and three months ended June 30, 2024, $212 million and $107 million, respectively, of amortization expense was related to intangible assets acquired in connection with the Black Knight acquisition.
We recorded depreciation expenses on our fixed assets of $256 million and $226 million for the six months ended June 30, 2024 and 2023, respectively, and $129 million and $116 million for the three months ended June 30, 2024 and 2023, respectively. This increase was primarily due to $16 million and $10 million related to Black Knight for the six and three months ended June 30, 2024, respectively, and increases in internally developed software assets and leasehold improvements.

Consolidated Non-Operating Income/(Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following tables present our non-operating income/(expenses) (dollars in millions):

	Six Months Ended June 30,			Three Months Ended June 30,
	2024	2023	Change*	2024	2023	Change
Other income/(expense):
Interest income	$66	$193	(66)%	$36	$102	(64)%
Interest expense	(474)	(351)	35	(233)	(175)	33
Other income/(expense), net	104	(70)	n/a	(8)	(35)	(78)
Total other income/(expense), net	$(304)	$(228)	33%	$(205)	$(108)	88%
Net income attributable to non-controlling interest	$(23)	$(35)	(34)%	$(7)	$(16)	(55)%

*Percentage changes in the table above deemed "n/a" are not meaningful.
Interest Income
Interest income decreased during the six and three months ended June 30, 2024, from the same periods in 2023 primarily due to decreased investment balances following the Black Knight acquisition. During both the six and three months ended June 30, 2024, we earned $4 million in interest income on short-term investments related to $500 million of the net proceeds from the 2031 Notes which we intend to use to repay a portion of the aggregate principal amount of the 2025 Notes at their maturity. For the six and three months ended June 30, 2023, we earned $147 million and $78 million, respectively, in interest income on the short term investments related to the $5.0 billion of senior notes issued in connection with, and the operating cash accumulated for, the Black Knight acquisition. In addition, our clearing houses earned interest income of $47 million and $24 million during the six and three months ended June 30, 2024, respectively, and $38 million and $19 million during the six and three months ended June 30, 2023, respectively. The remainder primarily relates to interest earned on various unrestricted and restricted cash balances held within our group entities.
Interest Expense
During the six and three months ended June 30, 2024, we incurred interest expense of $474 million and $233 million, respectively. During the six and three months ended June 30, 2023, we incurred interest expense of $351 million and $175 million, respectively. The increase in interest expense during the six and three months ended June 30, 2024, from the comparable periods in 2023 primarily relates to increased borrowings raised to fund the Black Knight acquisition. Interest expense incurred on borrowings under our Commercial Paper program and Term Loan (each as defined in “—Liquidity and Capital Resources—Debt”) during the six and three months ended June 30, 2024, was $91 million and $39 million, respectively and zero during the comparable periods in 2023. During the six and three months ended June 30, 2024, we also incurred interest expense of $27 million and $14 million, respectively, on the $1.0 billion of senior notes assumed as part of the Black Knight acquisition. In addition, during both the six and three months ended June 30, 2024, we incurred interest expense of $5 million on the 2031 Notes issued on May 13, 2024.
Other Income/(Expense), net
Our equity method investments include OCC and Bakkt, among others. We recognized $45 million and $65 million during the six months ended June 30, 2024 and 2023, respectively, and $3 million and $30 million during the three months ended June 30, 2024 and 2023, respectively, of our share of estimated equity method investment losses, net, which are included in other income/(expense), net. The estimated losses for both the six and three months ended June 30, 2024 and 2023 are primarily related to our investment in Bakkt, partially offset by our share of net profits of OCC. Both the six month periods ended June 30, 2024 and 2023 include adjustments to reflect the difference between reported prior period actual results from our original estimates.
During the six months ended June 30, 2024, we recorded a fair value loss of $3 million on our equity investments that do not have readily determinable fair values.
During the six months ended June 30, 2024, we recorded a gain of $160 million related to the PennyMac arbitration final award payment.
We incurred foreign currency transaction losses of $7 million and $5 million for the six months ended June 30, 2024 and 2023, respectively, and $3 million and $4 million for the three months ended June 30, 2024 and 2023, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. Foreign currency transaction gains and losses are recorded in other income/(expense), net, when the settlement of foreign currency assets, liabilities and payables occur in non-functional currencies and there is an increase or decrease in the period-end foreign currency exchange rates between periods.
Non-controlling Interest
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests. As of June 30, 2024, our non-controlling interests included those related to the non-ICE limited partners' interest in our CDS clearing subsidiaries and non-controlling interests in ICE Futures Abu Dhabi.
Consolidated Income Tax Provision
Consolidated income tax expense was $403 million and $207 million for the six months ended June 30, 2024 and 2023, respectively, and $222 million and $32 million for the three months ended June 30, 2024 and 2023, respectively. The change in consolidated income tax expense between periods is primarily due to the tax impact of changes in our pre-tax income and the changes in our effective tax rate each period.
Our effective tax rate was 22% and 12% during the six months ended June 30, 2024 and 2023, respectively, and 26% and 4% during the three months ended June 30, 2024 and 2023, respectively. The effective tax rates for the six and three months ended June 30, 2024 were higher than the effective tax rates for the comparable periods in 2023 primarily due to tax benefits resulting from favorable audit settlements and state apportionment changes in the prior periods and the U.K. corporate income tax rate increase to 25% effective for the full year in 2024.
The OECD Pillar Two minimum tax rules, which generally provide for a minimum effective tax rate of 15%, are intended to apply to tax years beginning in 2024. The European Union member states and many other countries, including the U.K., our most significant non-U.S. jurisdiction, have committed to implement or have already enacted legislation adopting the Pillar Two rules. In July 2023, the U.K. enacted the U.K. Finance Act 2023, effective as of January 1, 2024, which included provisions to implement certain portions of the Pillar Two minimum tax rules and included an election to apply a transitional safe harbor to extend certain effective dates to accounting periods ending on or before June 30, 2028. These new U.K. Pillar Two rules did not have a material impact on our income tax provision as of June 30, 2024.
Foreign Currency Exchange Rate Impact
As an international business, our financial statements are impacted by changes in foreign currency exchange rates. Our exposure to foreign denominated earnings for the six and three months ended June 30, 2024 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Six Months Ended June 30, 2024		Three Months Ended June 30, 2024
	Pound Sterling	Euro	Pound Sterling	Euro
Average exchange rate to the U.S. dollar in the current year period	1.2653	1.0813	1.2623	1.0766
Average exchange rate to the U.S. dollar in the same period in the prior year	1.2336	1.0812	1.2522	1.0893
Average exchange rate increase/(decrease)	3%	—%	1%	(1)%
Foreign denominated percentage of:
Revenues, less transaction-based expenses	7%	8%	7%	8%
Operating expenses	6%	1%	6%	1%
Operating income	8%	15%	7%	15%
Impact of the currency fluctuations(1) on:
Revenues, less transaction-based expenses	$8	$—	$1	$(2)
Operating expenses	$4	$—	$1	$—
Operating income	$4	$—	$—	$(2)

(1)    Represents the impact of currency fluctuation for the six and three months ended June 30, 2024 compared to the same periods in the prior year.
During both the six and three months ended June 30, 2024, 15% of our consolidated revenues, less transaction-based expenses, and 7% of our consolidated operating expenses were denominated in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.

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
Consolidated cash and cash equivalents were $885 million and $899 million as of June 30, 2024 and December 31, 2023, respectively. We had $1.6 billion and $871 million in short-term and long-term restricted cash and cash equivalents as of June 30, 2024 and December 31, 2023, respectively. We had $500 million and $680 million in short-term restricted investments as of June 30, 2024 and December 31, 2023, respectively. We had $80.1 billion and $79.0 billion of cash and cash equivalent margin deposits and guaranty funds as of June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024, the amount of unrestricted cash held by our non-U.S. subsidiaries was $399 million. Due to the application of Global Intangible Low-Taxed Income as of January 1, 2018, the majority of our foreign earnings as of December 31, 2022 have been subject to immediate U.S. income taxation and can be distributed to the U.S. in the future with no material additional U.S. income tax consequences. We intend to apply the high tax exception to Global Intangible Low-Taxed Income in 2023 and 2024, thus the majority of our foreign earnings in 2023 and 2024 are not expected to be subject to immediate U.S. income taxation. These foreign earnings can also generally be distributed to the U.S. with no additional material U.S. income tax consequences, primarily due to the availability of dividend received deductions.

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
Cash Flow
The following table presents the major components of net changes in cash and cash equivalents, and restricted cash and cash equivalents (in millions):

	Six Months Ended June 30,
	2024	2023
Net cash provided by/(used in):
Operating activities	$2,205	$1,805
Investing activities	72	1,144
Financing activities	(386)	(57,886)
Effect of exchange rate changes	(5)	6
Net decrease in cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	$1,886	$(54,931)
Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain items, including depreciation and amortization, deferred taxes, stock-based compensation and the effects of changes in working capital.
The $400 million increase in net cash provided by operating activities during the six months ended June 30, 2024 from the comparable period in 2023 was primarily driven by the adjustments to net income for depreciation and amortization and deferred income taxes, the $160 million gain related to the PennyMac arbitration final award payment and an increase in working capital. The increases in working capital were primarily driven by lower Section 31 fee payments, partially offset by a decrease in other current and non-current liabilities due to timing of payments.
Investing Activities
Consolidated net cash provided by investing activities for the six months ended June 30, 2024 primarily relates to $856 million in proceeds from the sale of restricted investments, $990 million in proceeds from sales of invested margin deposits and $75 million in proceeds from the sale of the Promissory Note, partially offset by $858 million of purchases of invested margin deposits, $655 million of purchases of restricted investments, $133 million of capital expenditures and $177 million of capitalized software development costs.

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
Financing Activities
Consolidated net cash used in financing activities for the six months ended June 30, 2024 primarily relates to $1.6 billion in repayments on our debt facilities, $519 million in dividend payments to stockholders and $73 million in cash payments related to treasury shares received for restricted stock tax payments and stock option exercises, partially offset by an increase in our cash and cash equivalent margin deposits and guaranty fund balances of $1.0 billion, proceeds from debt issuances of $739 million and $33 million in net issuances under our Commercial Paper Program.
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

Debt
As of June 30, 2024, we had $21.8 billion in outstanding debt, consisting of $19.8 billion of unsecured senior notes and $2.0 billion under our Commercial Paper Program. Our senior notes of $19.8 billion have a weighted average maturity of 14 years and a weighted average cost of 3.7% per annum. Our commercial paper notes had original maturities ranging from 3 to 45 days as of June 30, 2024, with a weighted average interest rate of 5.5% per annum and a weighted average remaining maturity of 29 days.
We have a $3.9 billion senior unsecured revolving credit facility, or the Credit Facility, with a maturity date of May 31, 2029. As of June 30, 2024, of the $3.9 billion that was available for borrowing under the Credit Facility, $2.0 billion was required to back-stop the amount outstanding under our U.S. dollar commercial paper program, or the Commercial Paper Program, and $172 million was required to support certain broker-dealer and other subsidiary commitments. The remaining $1.7 billion is available for working capital and general corporate purposes including, but not limited to, acting as a backstop to future increases in the amounts outstanding under the Commercial Paper Program.
We previously had a $2.4 billion two-year senior unsecured delayed draw term loan facility, or the Term Loan, with a maturity date of August 31, 2025. We borrowed the Term Loan in full on August 31, 2023 in connection with the Black Knight acquisition, and, through the period ended June 30, 2024, we fully repaid the amounts borrowed under the Term Loan.
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
On February 20, 2024, we commenced a consent solicitation with respect to the outstanding notes of a subsidiary of Black Knight, or the Black Knight Notes, pursuant to which we solicited consents from eligible holders to amend the Black Knight Notes and the related indenture, under which they were issued to eliminate certain of the covenants, restrictive provisions and events of default from such indenture. The consent solicitation expired February 28, 2024, at which time the requisite majority of consents had been received. On February 29, 2024, we paid the consenting holders aggregate cash consideration of $2.5 million and the amendment to eliminate the covenant to furnish certain reports, documents and information to holders of the Black Knight notes and the trustee under the indenture governing the Black Knight Notes took effect. On June 5, 2024, we completed a private offer to exchange 99.75% of the $1 billion aggregate principal amount of the outstanding Black Knight Notes for new senior notes issued by ICE and the remaining amendments took effect at that time.
On May 13, 2024, we issued $750 million in aggregate principal amount of 5.25% senior notes due 2031, or the 2031 Notes. We intend to use $500 million of the net proceeds from the offering of the 2031 Notes to repay a portion of the aggregate principal amount of the senior notes maturing in May 2025, or the 2025 Notes. The net proceeds intended to repay the 2025 Notes have been invested and recorded as short-term restricted investments in our consolidated balance sheet as of June 30, 2024. We used the remaining net proceeds to assist with the repayments of the outstanding borrowings under the Term Loan.
For additional details of our debt instruments, refer to Note 8 to our unaudited consolidated financial statements, included in this Quarterly Report, and Note 10 to our consolidated financial statements included in our 2023 Form 10-K.
Capital Return
In December 2021, our Board approved an aggregate of $3.15 billion for future repurchases of our common stock with no fixed expiration date that became effective January 1, 2022. The approval of our Board for stock repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our Board may increase or decrease the amount available for repurchases from time to time. We did not have any share repurchases during the six months ended June 30, 2024 or 2023. Shares repurchased are held in treasury stock.
In December 2021, we entered into a Rule 10b5-1trading plan that became effective in February 2022. In connection with our acquisition of Black Knight, on May 4, 2022, we terminated our Rule 10b5-1 trading plan and suspended share repurchases. The remaining balance of Board approved funds for future repurchases as of June 30, 2024 was $2.5 billion.

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
During the three months ended June 30, 2024, we paid a quarterly dividend of $0.45 per share of our common stock for an aggregate payout of $261 million, which includes the payment of dividend equivalents on unvested employee restricted stock units.
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
As of June 30, 2024, we had $2.5 billion authorized for future repurchases of our common stock. We may resume repurchases of our common stock, subject to achieving certain debt leverage ratio targets. Refer to Note 10 to our consolidated financial statements included in this Quarterly Report for additional details on our stock repurchase program.
Our Board has adopted a quarterly dividend policy providing that dividends will be approved quarterly by the Board or the Audit Committee taking into account factors such as our evolving business model, prevailing business conditions, our current and future planned strategic growth initiatives and our financial results and capital requirements, without a predetermined net income payout ratio. On August 1, 2024, we announced a $0.45 per share dividend for the third quarter of 2024 with the dividend payable on September 30, 2024 to stockholders of record as of September 16, 2024.
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

	Exchanges Segment		Fixed Income and Data Services Segment		Mortgage Technology Segment		Consolidated
	Six Months Ended June 30,
Operating income adjustments:	2024	2023	2024	2023	2024	2023	2024	2023
Total revenues, less transaction-based expenses	$2,469	$2,190	$1,133	$1,109	$1,005	$485	$4,607	$3,784
Operating expenses	682	631	711	699	1,085	530	2,478	1,860
Less: Amortization of acquisition-related intangibles	34	33	77	85	395	183	506	301
Less: Transaction and integration costs	—	—	—	—	51	46	51	46
Less: Regulatory matter	—	11	—	—	—	—	—	11
Less: Other	30	6	14	—	—	—	44	6
Adjusted operating expenses	$618	$581	$620	$614	$639	$301	$1,877	$1,496
Operating income/(loss)	$1,787	$1,559	$422	$410	$(80)	$(45)	$2,129	$1,924
Adjusted operating income	$1,851	$1,609	$513	$495	$366	$184	$2,730	$2,288
Operating margin	72%	71%	37%	37%	(8)%	(9)%	46%	51%
Adjusted operating margin	75%	73%	45%	45%	36%	38%	59%	60%
Non-operating income adjustments:
Net income attributable to ICE common stockholders							$1,399	$1,454
Add: Amortization of acquisition-related intangibles							506	301
Add: Transaction and integration costs							51	46
(Less)/Add: Litigation and regulatory matters							(160)	11
Add: Net losses from unconsolidated investees							45	65
Add: Fair value adjustment of equity investments							3	—
Less: Net interest income on pre-acquisition-related debt							—	(12)
Add: Other							44	6
Less: Income tax effect for the above items							(125)	(112)
Less: Deferred tax adjustments on acquisition-related intangibles							(35)	(85)
Less: Other tax adjustments							—	(81)
Adjusted net income attributable to ICE common stockholders							$1,728	$1,593
Diluted earnings per share attributable to ICE common stockholders							$2.43	$2.59
Adjusted diluted earnings per share attributable to ICE common stockholders							$3.00	$2.84
Diluted weighted average common shares outstanding							575	561

	Exchanges Segment		Fixed Income and Data Services Segment		Mortgage Technology Segment		Consolidated
	Three Months Ended June 30,
Operating income adjustments:	2024	2023	2024	2023	2024	2023	2024	2023
Total revenues, less transaction-based expenses	$1,246	$1,093	$565	$546	$506	$249	$2,317	$1,888
Operating expenses	356	311	357	356	538	266	1,251	933
Less: Amortization of acquisition-related intangibles	15	17	39	43	198	91	252	151
Less: Transaction and integration costs	—	—	—	—	15	25	15	25
Less: Regulatory matter	—	1	—	—	—	—	—	1
Less: Other	30	—	7	—	—	—	37	—
Adjusted operating expenses	$311	$293	$311	$313	$325	$150	$947	$756
Operating income/(loss)	$890	$782	$208	$190	$(32)	$(17)	$1,066	$955
Adjusted operating income	$935	$800	$254	$233	$181	$99	$1,370	$1,132
Operating margin	71%	72%	37%	35%	(6)%	(7)%	46%	51%
Adjusted operating margin	75%	73%	45%	43%	36%	40%	59%	60%
Non-operating income adjustments:
Net income attributable to ICE common stockholders							$632	$799
Add: Amortization of acquisition-related intangibles							252	151
Add: Transaction and integration costs							15	25
Add: Regulatory matter							—	1
Add: Net losses from unconsolidated investees							3	30
Less: Net interest income on pre-acquisition-related debt							—	(6)
Add: Other							37	—
Less: Income tax effect for the above items							(79)	(55)
Add/(Less): Deferred tax adjustments on acquisition-related intangibles							16	(86)
Less: Other tax adjustments							—	(57)
Adjusted net income attributable to ICE common stockholders							$876	$802
Diluted earnings per share attributable to ICE common stockholders							$1.10	$1.42
Adjusted diluted earnings per share attributable to ICE common stockholders							$1.52	$1.43
Diluted weighted average common shares outstanding							575	561

Amortization of acquisition-related intangibles are included in non-GAAP adjustments as excluding these non-cash expenses provides greater clarity regarding our financial strength and stability of cash operating results. For the six months ended June 30, 2024, included in amortization of acquisition-related intangibles is $3 million of impairment related to developed technology within our Exchanges Segment.
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
Litigation and regulatory matters during the six months ended June 30, 2024 include the $160 million gain related to the PennyMac arbitration award resolution and payment received. Litigation and regulatory matters during the six months ended June 30, 2023 include an accrual related to a regulatory settlement of $11 million. We do not consider events of this type to be reflective of our core business.
We adjust for our share of net gains/(losses) related to our equity method investments, which primarily include OCC and Bakkt. In addition, during the six months ended June 30, 2024, we excluded a $3 million fair value adjustment on our equity investments. We believe these adjustments provide greater clarity of our performance, given that equity and equity method investments are non-cash and not a part of our core operations.
During the six and three months ended June 30, 2023, we excluded $12 million and $6 million, respectively, of net interest income on interest earned on investments from the pre-acquisition debt proceeds, net of interest expense on pre-acquisition-related debt from our May 2022 debt refinancing related to the Black Knight acquisition.

Other adjustments not considered to be a part of our core business operations include:
•Duplicate rent expense of $14 million and $7 million incurred during the six and three months ended June 30, 2024, respectively, related to our new London and New York leased offices. We took possession of the new London and New York leases during the fourth quarter of 2023 and first quarter 2024, respectively, and expect the spaces to be completed in the third quarter of 2024. We view these duplicate non-cash rent expenses of the new offices during the transition to be incremental, non-recurring, and not related to the normal operations of the Company.
•During the six months ended June 30, 2024, $30 million of expense for valid claims made following an equity trading issue at NYSE that occurred in June 2024.
•During the six months ended June 30, 2023, $6 million of expense for claims made following a NYSE system outage that occurred in January 2023.
Non-GAAP tax adjustments include the tax impacts of the pre-tax non-GAAP adjustments, deferred tax adjustments on acquisition-related intangibles, and other tax adjustments. The deferred tax adjustments on acquisition-related intangibles of $(35) million and $16 million for the six and three months ended June 30, 2024, respectively, and $(85) million and $(86) million for the six and three months ended June 30, 2023, respectively, are primarily related to U.S. state apportionment changes. Other tax adjustments of $(81) million and $(57) million during the six and three months ended June 30, 2023, respectively, are primarily related to audit settlements for pre-acquisition tax matters as well as state apportionment changes in prior years.
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

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$2,205	$1,805
Less: Capital expenditures	(133)	(61)
Less: Capitalized software development costs	(177)	(142)
Free cash flow	1,895	1,602
Add/(less): Section 31 fees, net	(124)	50
Adjusted free cash flow	$1,771	$1,652
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
Contractual Obligations and Commercial Commitments
During the six months ended June 30, 2024, we entered into a 15 year lease in New York City resulting in an initial net lease liability of $71 million. Other than this lease, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K.

New and Recently Adopted Accounting Pronouncements
During the six months ended June 30, 2024, there were no significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 of our 2023 Form 10-K.
Critical Accounting Policies
During the six months ended June 30, 2024, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K.
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
ITEM 1(A).        RISK FACTORS
During the six months ended June 30, 2024, there were no significant new risk factors from those disclosed in Part I, Item 1A, "Risk Factors" in our 2023 Form 10-K. In addition to the other information set forth in this Quarterly Report, including the information in the "—Regulation" section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the factors discussed under “Risk Factors” and the regulation discussion under “Business—Regulation” in our 2023 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our 2023 Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
During the six months ended June 30, 2024, there were no purchases made by or on behalf of ICE or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock.
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

ITEM 5.    OTHER INFORMATION
The following officers and directors adopted plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act:
(a) On May 28, 2024, Judith A. Sprieser, one of our directors, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) December 31, 2024 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 2,600 shares.
(b) On May 24, 2024, Martha A. Tirinnanzi, one of our directors, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) April 30, 2025 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 1,018 shares.
(c) On June 7, 2024, Jeffrey C. Sprecher, our Chair and Chief Executive Officer, adopted a trading plan for the sale of shares of ICE common stock for himself and Continental Power Exchange, Inc., or CPEX, of which he owns 100% of the equity interests. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) August 31, 2025; or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares held by Mr. Sprecher directly to be sold under the plan is 203,206 shares plus an undetermined number of shares to be sold resulting from the vesting of performance-based restricted stock units less the amount of shares that will be withheld to satisfy the payment of Mr. Sprecher's tax withholding obligations. The aggregate number of shares held by CPEX to be sold under the plan is 600,000 shares.
(d) On June 10, 2024, Stuart G. Williams, our Chief Operating Officer, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) December 31, 2024 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 750 shares plus an undetermined number of shares to be sold resulting from the vesting of performance-based restricted stock units less the amount of shares that will be withheld to satisfy the payment of Mr. Williams' tax withholding obligations.
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
Fifth Supplemental Indenture, dated as of May 13, 2024, between Intercontinental Exchange, Inc., as issuer, and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on May 13, 2024).

4.2	—
Form of 5.250% Senior Notes due 2031 (included as an exhibit to the Fifth Supplemental Indenture dated as of May 13, 2024) (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on May 13, 2024).

4.3	—
Sixth Supplemental Indenture, dated as of June 5, 2024, between Intercontinental Exchange, Inc. and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on June 5, 2024).

4.4	—
Form of 3.625% Senior Notes due 2028 (included as an exhibit to the Sixth Supplemental Indenture dated as of June 5, 2024) (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on June 5, 2024).

4.5	—
Registration Rights Agreement, dated as of June 5, 2024, between Intercontinental Exchange, Inc. and Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as dealer managers (incorporated by reference to Exhibit 4.4 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on June 5, 2024).

10.1	—
The Thirteenth Amendment, dated as of May 31, 2024, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015, the Fourth Amendment to Credit Agreement, dated as of August 18, 2017, the Fifth Amendment to Credit Agreement, dated as of August 18, 2017, the Sixth Amendment to Credit Agreement, dated as of August 9, 2018, the Seventh Amendment to Credit Agreement, dated as of August 14, 2020, the Eighth Amendment to Credit Agreement, dated as of August 21, 2020, the Ninth Amendment to Credit Agreement, dated as of March 8, 2021, the Tenth Amendment to Credit Agreement, dated as of October 15, 2021, the Eleventh Amendment to Credit Agreement, dated as of May 11, 2022, and the Twelfth Amendment to Credit Agreement, dated as of May 25, 2022) (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on June 5, 2024).

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	—	Section 1350 Certification of Chief Executive Officer.

32.2**	—	Section 1350 Certification of Chief Financial Officer.

101	—
The following materials from Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	—	The cover page from Intercontinental Exchange, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL.

*	Filed herewith.
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

Intercontinental Exchange, Inc. (Registrant)

Date: August 1, 2024	By:	/s/ A. Warren Gardiner
A. Warren Gardiner
Chief Financial Officer
(Principal Financial Officer)