Form 10-Q
period 2024-09-30
Intercontinental Exchange, Inc.
filed 2024-10-31
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☑
As of October 28, 2024, the number of shares of the registrant’s Common Stock outstanding was 574,176,497 shares.

INTERCONTINENTAL EXCHANGE, INC.
Form 10-Q
Quarterly Period Ended September 30, 2024

PART I. Financial Statements
Item 1.    Consolidated Financial Statements

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)

	As of	As of December 31, 2023
	September 30, 2024
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$755	$899
Short-term restricted cash and cash equivalents	1,243	531
Short-term restricted investments	500	680
Cash and cash equivalent margin deposits and guaranty funds	78,774	78,980
Invested deposits, delivery contracts receivable and unsettled variation margin	1,119	1,814
Customer accounts receivable, net of allowance for doubtful accounts of $21 for both September 30, 2024 and December 31, 2023	1,565	1,366
Prepaid expenses and other current assets	739	703
Total current assets	84,695	84,973
Property and equipment, net	2,029	1,923
Other non-current assets:
Goodwill	30,598	30,553
Other intangible assets, net	16,573	17,317
Long-term restricted cash and cash equivalents	370	340
Other non-current assets	936	978
Total other non-current assets	48,477	49,188
Total assets	$135,201	$136,084
Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$1,045	$1,003
Section 31 fees payable	76	79
Accrued salaries and benefits	353	459
Deferred revenue	375	200
Short-term debt	2,619	1,954
Margin deposits and guaranty funds	78,774	78,980
Invested deposits, delivery contracts payable and unsettled variation margin	1,119	1,814
Other current liabilities	201	137
Total current liabilities	84,562	84,626
Non-current liabilities:
Non-current deferred tax liability, net	3,855	4,080
Long-term debt	18,581	20,659
Accrued employee benefits	178	193
Non-current operating lease liability	318	299
Other non-current liabilities	434	441
Total non-current liabilities	23,366	25,672
Total liabilities	107,928	110,298
Commitments and contingencies

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)
(In millions, except per share amounts)

	As of	As of December 31, 2023
	September 30, 2024
	(Unaudited)
Equity:
Intercontinental Exchange, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.01 par value; 1,500 shares authorized; 651 and 649 issued; and 574 and 573 shares outstanding at September 30, 2024 and December 31, 2023, respectively	7	6
Treasury stock, at cost; 77 and 76 shares at September 30, 2024 and December 31, 2023, respectively	(6,381)	(6,304)
Additional paid-in capital	16,226	15,953
Retained earnings	17,632	16,356
Accumulated other comprehensive loss	(251)	(294)
Total Intercontinental Exchange, Inc. stockholders’ equity	27,233	25,717
Non-controlling interest in consolidated subsidiaries	40	69
Total equity	27,273	25,786
Total liabilities and equity	$135,201	$136,084

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Exchanges	$5,498	$4,754	$1,938	$1,540
Fixed income and data services	1,719	1,668	586	559
Mortgage technology	1,514	815	509	330
Total revenues	8,731	7,237	3,033	2,429
Transaction-based expenses:
Section 31 fees	437	231	232	56
Cash liquidity payments, routing and clearing	1,338	1,219	452	370
Total revenues, less transaction-based expenses	6,956	5,787	2,349	2,003
Operating expenses:
Compensation and benefits	1,422	1,103	487	400
Professional services	114	88	40	31
Acquisition-related transaction and integration costs	88	201	37	155
Technology and communication	631	529	212	184
Rent and occupancy	89	65	30	20
Selling, general and administrative	232	196	54	59
Depreciation and amortization	1,148	836	386	309
Total operating expenses	3,724	3,018	1,246	1,158
Operating income	3,232	2,769	1,103	845
Other income/(expense):
Interest income	105	287	39	94
Interest expense	(697)	(557)	(223)	(206)
Other income/(expense), net	83	(121)	(21)	(51)
Total other income/(expense), net	(509)	(391)	(205)	(163)
Income before income tax expense	2,723	2,378	898	682
Income tax expense	630	330	227	123
Net income	$2,093	$2,048	$671	$559
Net income attributable to non-controlling interest	(37)	(53)	(14)	(18)
Net income attributable to Intercontinental Exchange, Inc.	$2,056	$1,995	$657	$541
Earnings per share attributable to Intercontinental Exchange, Inc. common stockholders:
Basic	$3.59	$3.56	$1.15	$0.96
Diluted	$3.57	$3.55	$1.14	$0.96
Weighted average common shares outstanding:
Basic	573	561	574	563
Diluted	576	562	577	565

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Net income	$2,093	$2,048	$671	$559
Other comprehensive income/(loss):
Foreign currency translation adjustments	36	—	58	(47)
Change in equity method investment	7	—	—	—
Other comprehensive income/(loss)	43	—	58	(47)
Comprehensive income	$2,136	$2,048	$729	$512
Comprehensive income attributable to non-controlling interest	(37)	(53)	(14)	(18)
Comprehensive income attributable to Intercontinental Exchange, Inc.	$2,099	$1,995	$715	$494
See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Value	Shares	Value
Balance, as of December 31, 2023	649	$6	(76)	$(6,304)	$15,953	$16,356	$(294)	$69	$25,786
Other comprehensive income	—	—	—	—	—	—	43	—	43
Exercise of common stock options	1	—	—	—	33	—	—	—	33
Payments relating to treasury shares	—	—	(1)	(77)	—	—	—	—	(77)
Stock-based compensation	—	—	—	—	186	—	—	—	186
Issuance under the employee stock purchase plan	—	—	—	—	54	—	—	—	54
Issuance of restricted stock	1	1	—	—	—	—	—	—	1
Distributions of profits	—	—	—	—	—	—	—	(66)	(66)
Dividends paid to stockholders	—	—	—	—	—	(780)	—	—	(780)
Net income attributable to non-controlling interest	—	—	—	—	—	(37)	—	37	—
Net income	—	—	—	—	—	2,093	—	—	2,093
Balance, as of September 30, 2024	651	$7	(77)	$(6,381)	$16,226	$17,632	$(251)	$40	$27,273

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Value	Shares	Value
Balance, as of June 30, 2024	650	$7	(77)	$(6,377)	$16,130	$17,236	$(309)	$57	$26,744
Other comprehensive income	—	—	—	—	—	—	58	—	58
Exercise of common stock options	1	—	—	—	6	—	—	—	6
Payments relating to treasury shares	—	—	—	(4)	—	—	—	—	(4)
Stock-based compensation	—	—	—	—	61	—	—	—	61
Issuance under the employee stock purchase plan	—	—	—	—	29	—	—	—	29
Distributions of profits	—	—	—	—	—	—	—	(31)	(31)
Dividends paid to stockholders	—	—	—	—	—	(261)	—	—	(261)
Net income attributable to non-controlling interest	—	—	—	—	—	(14)	—	14	—
Net income	—	—	—	—	—	671	—	—	671
Balance, as of September 30, 2024	651	$7	(77)	$(6,381)	$16,226	$17,632	$(251)	$40	$27,273

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity (Continued)
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Value	Shares	Value
Balance, as of December 31, 2022	634	$6	(75)	$(6,225)	$14,313	$14,943	$(331)	$55	$22,761
Stock consideration issued for acquisition	11	—	—	—	1,256	—	—	—	1,256
Exercise of common stock options	—	—	—	—	27	—	—	—	27
Payments relating to treasury shares	—	—	(1)	(53)	—	—	—	—	(53)
Stock-based compensation	—	—	—	—	198	—	—	—	198
Issuance under the employee stock purchase plan	1	—	—	—	43	—	—	—	43
Contribution from equity partners	—	—	—	—	—	—	—	9	9
Issuance of restricted stock	2	—	—	—	—	—	—	—	—
Distributions of profits	—	—	—	—	—	—	—	(64)	(64)
Dividends paid to stockholders	—	—	—	—	—	(713)	—	—	(713)
Net income attributable to non-controlling interest	—	—	—	—	—	(53)	—	53	—
Net income	—	—	—	—	—	2,048	—	—	2,048
Balance, as of September 30, 2023	648	$6	(76)	$(6,278)	$15,837	$16,225	$(331)	$53	$25,512

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Value	Shares	Value
Balance, as of June 30, 2023	636	$6	(76)	$(6,276)	$14,449	$15,925	$(284)	$69	$23,889
Other comprehensive loss	—	—	—	—	—	—	(47)	—	(47)
Stock consideration issued for acquisition	11	—	—	—	1,256	—	—	—	1,256
Exercise of common stock options	—	—	—	—	3	—	—	—	3
Payments relating to treasury shares	—	—	—	(2)	—	—	—	—	(2)
Stock-based compensation	—	—	—	—	104	—	—	—	104
Issuance under the employee stock purchase plan	1	—	—	—	25	—	—	—	25
Distributions of profits	—	—	—	—	—	—	—	(34)	(34)
Dividends paid to stockholders	—	—	—	—	—	(241)	—	—	(241)
Net income attributable to non-controlling interest	—	—	—	—	—	(18)	—	18	—
Net income	—	—	—	—	—	559	—	—	559
Balance, as of September 30, 2023	648	$6	(76)	$(6,278)	$15,837	$16,225	$(331)	$53	$25,512

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net income	$2,093	$2,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,148	836
Stock-based compensation	171	164
Deferred taxes	(199)	(247)
Loss on investments	1	8
Net losses from unconsolidated investees	63	91
Other	48	54
Changes in assets and liabilities:
Customer accounts receivable	(210)	(112)
Other current and non-current assets	(84)	(35)
Section 31 fees payable	(4)	(205)
Deferred revenue	167	127
Other current and non-current liabilities	(91)	(156)
Total adjustments	1,010	525
Net cash provided by operating activities	3,103	2,573
Investing activities:
Capital expenditures	(212)	(104)
Capitalized software development costs	(264)	(222)
Purchases of invested margin deposits	(858)	(1,360)
Proceeds from sales of invested margin deposits	1,088	3,396
Cash paid for acquisitions, net of cash acquired	(8)	(10,247)
Proceeds from sale of Promissory Note	75	—
(Purchases of)/proceeds from sale of equity and equity method investments	(24)	90
Purchases of restricted investments	(654)	(956)
Proceeds from sales of restricted investments	856	—
Net cash used in investing activities	(1)	(9,403)
Financing activities:
Proceeds from debt issuances	739	2,400
Repayments of debt	(1,600)	(1,886)
(Redemption of)/proceeds from commercial paper, net	(583)	2,257
Capital contributions from non-controlling interests	—	9
Dividends paid to stockholders	(780)	(713)
Change in cash and cash equivalent margin deposits and guaranty funds liability	(436)	(64,729)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(77)	(53)
Other	20	4
Net cash used in financing activities	(2,717)	(62,711)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	7	(7)
Net increase/(decrease) in cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	392	(69,548)
Cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at beginning of period	80,750	150,343
Cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at end of period	$81,142	$80,795

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Supplemental cash flow disclosure:
Cash paid for income taxes	$776	$658
Cash paid for interest	$659	$524

Reconciliation of the components of cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds to the consolidated balance sheets:	As of September 30, 2024	As of September 30, 2023
Cash and cash equivalents	$755	$837
Short-term restricted cash and cash equivalents	1,243	471
Long-term restricted cash and cash equivalents	370	190
Cash and cash equivalent margin deposits and guaranty funds	78,774	79,297
Total	$81,142	$80,795

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
Preparing financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the amounts that are reported in our consolidated financial statements and accompanying notes. Actual amounts could differ from those estimates. The results of operations for the nine and three months ended September 30, 2024 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
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
We have considered the impacts of macroeconomic conditions during the quarter, including interest rates, inflation rates, election uncertainty and outcomes, geopolitical events and military conflicts, including repercussions from the conflicts in Ukraine and the Middle East and the impacts that any of the foregoing may have on the global economy and on our business. As of September 30, 2024, our businesses and operations, including our exchanges, clearing houses, listings venues, data services businesses and mortgage platforms, have not suffered a material negative impact as a result of these events. There continues to be uncertainty surrounding the current macroeconomic environment and the impact that it may have on the global economy and on our business.

Recently Adopted Accounting Pronouncements
During the nine months ended September 30, 2024, there were no significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023, or the 2023 Form 10-K.

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
The net fair value of the consideration transferred for Black Knight was approximately $11.4 billion as of the acquisition date, which consisted of the following (in millions):

Transaction Consideration
Cash	$10,542
ICE common stock*	1,274
Converted vested Black Knight awards	22
Total purchase price	$11,838
Less: Divestitures	(476)
Total net purchase price	$11,362
*Fair value of the ICE common stock was based on the ICE closing stock price on September 1, 2023, the last business day prior to the acquisition close.
The purchase price has been allocated to the net tangible and identifiable intangible assets and liabilities based on the respective estimated fair values on the date of acquisition. The excess of the purchase price over the net tangible and identifiable intangible assets has been recorded as goodwill, of which $186 million is expected to be deductible for tax purposes. Goodwill represents potential revenue synergies related to new product development, various expense synergies and opportunities to enter new markets, and is assigned to our Mortgage Technology business segment. The net purchase price allocation is as follows (in millions):

Net Purchase Price Allocation
Cash and cash equivalents	$108
Property and equipment	120
Goodwill	9,441
Identifiable intangibles	4,948
Debt acquired	(2,397)
Other assets and liabilities, net	25
Deferred tax liabilities on identifiable intangibles	(1,270)
Other deferred tax assets	387
Net purchase price	$11,362
In performing the net purchase price allocation, we considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of the Black Knight business. For the identified intangible assets, the fair values have been determined using the income and cost approaches and are partially based on inputs that are unobservable including forecasted future cash flows, revenue and margin growth rates, customer attrition rates and discount rates that require judgement.
The following table sets forth the components of the intangible assets associated with the acquisition as of September 30, 2024 (in millions, except years):

	Acquisition-Date Fair Value	Weighted average life (Years)
Developed Technology	$1,176	10
Trademarks/Tradenames	159	19
Customer Relationships	3,034	13
Data and Databases	579	10
Total	$4,948	12
Black Knight revenues of $800 million and $264 million and operating expenses of $850 million and $287 million were recorded in our consolidated statement of income for the nine and three months ended September 30, 2024, respectively. Black Knight revenues are included in our mortgage technology revenues.
The financial information in the table below combines the historical results for us and Black Knight for the nine and three months ended September 30, 2023, on a pro forma basis, as though the companies had been combined as of the beginning of the prior periods presented (in millions). The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented. Such unaudited pro forma financial information is based on the historical financial statements of ICE and Black Knight. This unaudited pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such unaudited pro forma information, including, without limitation, purchase accounting adjustments, interest expense on debt incurred to finance the purchase price, acquisition-related transaction costs, the removal of historical Black Knight intangible asset amortization and the addition of intangible asset amortization related to this acquisition. The unaudited pro forma financial information does not reflect any synergies or operating cost reductions that have been and may be achieved from the combined operations.

	Nine Months Ended September 30, 2023	Three Months Ended September 30, 2023
Total revenues, less transaction-based expenses	$6,534	$2,190
Net income attributable to ICE	$1,755	$474
Transaction-based expenses included within revenues, less transaction-based expenses in the table above were not impacted by pro forma adjustments and agree to the amounts presented historically in our consolidated statements of income as they relate solely to ICE and not to Black Knight.

4.    Investments
Equity Method Investments
Our equity method investments include the Options Clearing Corporation, or OCC, and Bakkt Holdings, Inc. and Bakkt Opco Holdings, LLC, or collectively, Bakkt, among others. Our equity method investments are included in other non-current assets in our consolidated balance sheets. We initially record our equity method investments at cost. At the end of each reporting period, we record our share of profits or losses of our equity method investments as equity earnings included in other income and adjust the carrying value of our equity method investments accordingly. In addition, if and when our equity method investments issue cash dividends to us, we deduct the amount of these dividends from the carrying amount of that investment. We assess the carrying value periodically if impairment indicators are present.
We recognized $63 million and $91 million as our share of estimated losses, net, from our equity method investments during the nine months ended September 30, 2024 and 2023, respectively, and $18 million and $26 million as our share of estimated losses, net, from our equity method investments during the three months ended September 30, 2024 and 2023, respectively. The estimated losses are primarily related to our investment in Bakkt, partially offset by our share of OCC profits. Both periods include adjustments to reflect the difference between reported prior period actual results from our original estimates.
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
Bakkt
As of September 30, 2024 and December 31, 2023, we held an approximate 55% and 64% economic interest in Bakkt, respectively. As a result of limitations on ICE from the Bakkt voting agreement entered into in connection with Bakkt's merger with Victory Park Capital Impact Acquisition Holdings, or VIH, we hold a minority voting interest in Bakkt and treat it as an equity method investment. The decrease in ownership during the nine months ended September 30, 2024 is related to Bakkt's offering of shares of its Class A common stock and warrants to purchase shares of its Class A common stock, which diluted our ownership. As part of the offering, on February 29, 2024, we entered into a securities purchase agreement to purchase shares of Bakkt's Class A common stock and warrants to purchase additional shares of Bakkt's Class A common stock for a total of $10 million.
As of September 30, 2024, we do not have any value assigned to the equity method investment carrying value for Bakkt primarily due to our continued recording of our share of losses. As Bakkt is a public company with a readily available market price, the fair value of our investment was $71 million as of September 30, 2024, which was based on the quoted market price of Bakkt Class A common stock as of September 30, 2024.
On August 12, 2024, we entered into a revolving credit agreement with Bakkt pursuant to which we have agreed to provide Bakkt with a $40 million secured revolving line of credit that matures on December 31, 2026. The $40 million is available in defined commitment amounts for specified time periods in the future. No amounts are permitted to be borrowed without our consent prior to December 31, 2024, after which date the amount Bakkt may borrow increases over time until Bakkt may borrow up to $40 million on or after September 30, 2025. As an equity method investee, Bakkt is a related party of ICE. There were no amounts outstanding under the revolving credit agreement as of September 30, 2024.

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
Disaggregation of Revenues
The following table depicts the disaggregation of our revenues according to business line and segment (in millions). Amounts here have been aggregated as they follow consistent revenue recognition patterns, and are consistent with the segment information in Note 15:

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Nine Months Ended September 30, 2024:
Total revenues (1)	$5,498	$1,719	$1,514	$8,731
Transaction-based expenses	1,775	—	—	1,775
Total revenues, less transaction-based expenses	$3,723	$1,719	$1,514	$6,956

Timing of Revenue Recognition
Services transferred at a point in time	$2,261	$326	$338	$2,925
Services transferred over time	1,462	1,393	1,176	4,031
Total revenues, less transaction-based expenses	$3,723	$1,719	$1,514	$6,956
(1) Included in total revenues is revenue related to net interest income earned on cash margin received from clearing members at certain ICE clearing houses. These amounts were $74 million and $105 million recorded in Exchanges and Fixed Income and Data Services segments, respectively.

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Three Months Ended September 30, 2024:
Total revenues (1)	$1,938	$586	$509	$3,033
Transaction-based expenses	684	—	—	684
Total revenues, less transaction-based expenses	$1,254	$586	$509	$2,349

Timing of Revenue Recognition
Services transferred at a point in time	$762	$114	$118	$994
Services transferred over time	492	472	391	1,355
Total revenues, less transaction-based expenses	$1,254	$586	$509	$2,349
(1) Included in total revenues is revenue related to net interest income earned on cash margin received from clearing members at certain ICE clearing houses. These amounts were $27 million and $33 million recorded in Exchanges and Fixed Income and Data Services segments, respectively.

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Nine Months Ended September 30, 2023:
Total revenues (1)	$4,754	$1,668	$815	$7,237
Transaction-based expenses	1,450	—	—	1,450
Total revenues, less transaction-based expenses	$3,304	$1,668	$815	$5,787

Timing of Revenue Recognition
Services transferred at a point in time	$1,902	$343	$240	$2,485
Services transferred over time	1,402	1,325	575	3,302
Total revenues, less transaction-based expenses	$3,304	$1,668	$815	$5,787
(1) Included in total revenues is revenue related to net interest income earned on cash margin received from clearing members at certain ICE clearing houses. These amounts were $64 million and $118 million recorded in Exchanges and Fixed Income and Data Services segments, respectively.

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Three Months Ended September 30, 2023:
Total revenues (1)	$1,540	$559	$330	$2,429
Transaction-based expenses	426	—	—	426
Total revenues, less transaction-based expenses	$1,114	$559	$330	$2,003

Timing of Revenue Recognition
Services transferred at a point in time	$639	$114	$92	$845
Services transferred over time	475	445	238	1,158
Total revenues, less transaction-based expenses	$1,114	$559	$330	$2,003
(1) Included in total revenues is revenue related to net interest income earned on cash margin received from clearing members at certain ICE clearing houses. These amounts were $20 million and $40 million recorded in Exchanges and Fixed Income and Data Services segments, respectively.

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

The components of services transferred over time for each of our segments are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Exchanges Segment:
Data services revenues	$717	$699	$242	$236
Services transferred over time related to risk management of open interest performance obligations	281	229	94	78
Services transferred over time related to listings	366	376	122	124
Services transferred over time related to regulatory fees, trading permits, and software licenses	98	98	34	37
Total	$1,462	$1,402	$492	$475

Fixed Income Data Services Segment:
Data services revenues	$1,367	$1,300	$461	$436
Services transferred over time related to risk management of open interest performance obligations in our CDS business	26	25	11	9
Total	$1,393	$1,325	$472	$445

Mortgage Technology Segment:
Recurring revenues	$1,164	$564	$387	$235
Other	12	11	4	3
Total	$1,176	$575	$391	$238

Total consolidated revenues transferred over time	$4,031	$3,302	$1,355	$1,158
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
As of September 30, 2024, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $3.7 billion and was primarily related to contracts with customers in the Mortgage Technology segment. We expect this amount to be recognized as revenue as follows: 10% by December 31, 2024, 69% by December 31, 2026, 93% by December 31, 2028 and the rest thereafter.
Contract Assets
A contract asset represents our expectation of receiving consideration in exchange for products or services that we have provided to our customers, but invoicing is contingent on our completion of other performance obligations or contractual milestones. Substantially all of our contract assets are related to contracts with customers in our Mortgage Technology segment. As of September 30, 2024 and December 31, 2023, the balance of our contract assets was $86 million and $80 million, respectively.

6.    Goodwill and Other Intangible Assets
The following is a summary of the activity in our goodwill balance by segment for the nine months ended September 30, 2024 (in millions):

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Goodwill balance at December 31, 2023	$8,155	$4,854	$17,544	$30,553
Acquisition	—	—	4	4
Foreign currency translation	15	2	—	17
Other activity, net	—	—	24	24
Goodwill balance at September 30, 2024	$8,170	$4,856	$17,572	$30,598

The following is a summary of the activity in our other intangible assets balance for the nine months ended September 30, 2024 (in millions):

Other intangible assets balance at December 31, 2023	$17,317
Acquisition	3
Foreign currency translation	12
Amortization of other intangible assets	(759)
Other intangible assets balance at September 30, 2024	$16,573

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

During the nine months ended September 30, 2024, we considered potential indicators of impairment to goodwill and other intangible assets for each of our reporting units, which included continued global inflation concerns and changing interest rates, including their effect on our forecasts, among other things. As such, we performed this assessment to determine whether it was more-likely-than-not that goodwill and indefinite lived intangibles within each of our reporting units were impaired. Additionally, we evaluated whether the carrying value of the finite lived intangible assets within our reporting units may not be recoverable. After evaluating events, circumstances and factors which could affect the significant inputs used in our evaluation of cash flows and related fair value, we determined it was not more-likely-than-not that an impairment existed in our goodwill and indefinite lived intangible assets. With the exception of a $3 million impairment of developed technology within our Exchanges Segment that we recorded in the first quarter of 2024, we determined it was not more-likely-than not that the carrying amount of our finite lived intangible assets was not recoverable. We plan to perform our annual impairment testing in the fourth quarter of 2024. The $3 million impairment is included in depreciation and amortization expense within the consolidated statement of income for the nine months ended September 30, 2024.

7.    Deferred Revenue
Our contract liabilities, or deferred revenue, represent consideration received that is yet to be recognized as revenue. Total deferred revenue was $475 million as of September 30, 2024, including $375 million in current deferred revenue and $100 million in other non-current liabilities in our consolidated balance sheets. The changes in our deferred revenue during the nine months ended September 30, 2024 are as follows (in millions):

	Listings Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at January 1, 2024	$108	$93	$106	$307
Additions	487	335	106	928
Amortization	(366)	(270)	(124)	(760)
Deferred revenue balance at September 30, 2024	$229	$158	$88	$475

The changes in our deferred revenue during the nine months ended September 30, 2023 are as follows (in millions):

	Listings Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at January 1, 2023	$115	$88	$51	$254
Additions (1)	485	311	144	940
Amortization	(376)	(281)	(88)	(745)
Deferred revenue balance at September 30, 2023	$224	$118	$107	$449
(1) Additions in our Mortgage Technology segment in the table above include $68 million of deferred revenue acquired on the date of the Black Knight acquisition (Note 3) and $28 million of Black Knight related deferred revenue added in the period after the date of the Black Knight acquisition through September 30, 2023.

Included in the amortization recognized during the nine and three months ended September 30, 2024 is $169 million and $39 million, respectively, related to the deferred revenue balance as of January 1, 2024. Included in the amortization recognized for the nine and three months ended September 30, 2023 is $127 million and $24 million, respectively, related to the deferred revenue balance as of January 1, 2023. As of September 30, 2024, the remaining deferred revenue balance will be recognized over the period of time we satisfy our performance obligations as described in Note 5.

8.    Debt
The carrying value of our total debt, including short-term and long-term debt, consisted of the following (in millions):

	As of September 30, 2024	As of December 31, 2023
Short-term debt:
Commercial Paper	$1,371	$1,954
2025 Senior Notes (3.65%; unsecured due May 23, 2025)	1,248	—
Total short-term debt	2,619	1,954
Long-term debt:
2025 Term Loan due August 31, 2025	—	1,600
2025 Senior Notes (3.65%; unsecured due May 23, 2025)	—	1,246
2025 Senior Notes (3.75%; unsecured due December 1, 2025)	1,249	1,248
2027 Senior Notes (4.00%; unsecured due September 15, 2027)	1,491	1,489
2027 Senior Notes (3.10%; unsecured due September 15, 2027)	498	498
2028 Senior Notes (3.625%; unsecured due September 1, 2028)	933	920
2028 Senior Notes (3.75%; unsecured due September 21, 2028)	596	596
2029 Senior Notes (4.35%; unsecured due June 15, 2029)	1,243	1,241
2030 Senior Notes (2.10%; unsecured due June 15, 2030)	1,239	1,238
2031 Senior Notes (5.25%; unsecured due June 15, 2031)	743	—
2032 Senior Notes (1.85%; unsecured due September 15, 2032)	1,487	1,486
2033 Senior Notes (4.60%; unsecured due March 15, 2033)	1,490	1,489
2040 Senior Notes (2.65%; unsecured due September 15, 2040)	1,233	1,232
2048 Senior Notes (4.25%; unsecured due September 21, 2048)	1,233	1,232
2050 Senior Notes (3.00%; unsecured due June 15, 2050)	1,223	1,222
2052 Senior Notes (4.95%; unsecured due June 15, 2052)	1,466	1,466
2060 Senior Notes (3.00%; unsecured due September 15, 2060)	1,472	1,472
2062 Senior Notes (5.20%; unsecured due June 15, 2062)	985	984
Total long-term debt	18,581	20,659
Total debt	$21,200	$22,613
As of September 30, 2024, our senior notes of $19.8 billion had a weighted average maturity of 14 years and a weighted average cost of 3.7% per annum.

Credit Facilities
We have a $3.9 billion senior unsecured revolving credit facility, or the Credit Facility, with future capacity to increase our borrowings under the Credit Facility by an additional $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. On May 31, 2024, we agreed with the lenders to extend the maturity date of the Credit Facility from May 25, 2027, to May 31, 2029, among other items. We incurred new debt issuance costs of $4 million relating to the Credit Facility and these costs are represented in the accompanying consolidated balance sheet as other non-current assets and will be amortized over the remaining life of the Credit Facility. No amounts were outstanding under the Credit Facility as of September 30, 2024.
As of September 30, 2024, of the $3.9 billion that was available for borrowing under the Credit Facility, $1.4 billion was required to back-stop the notes outstanding under our U.S. dollar commercial paper program, or the Commercial Paper Program, and $172 million was required to support certain broker-dealer and other subsidiary commitments. Amounts required to back-stop notes outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $2.4 billion is available for working capital and general corporate purposes including, but not limited to, acting as a back-stop to future amounts outstanding under the Commercial Paper Program.
We previously had a $2.4 billion two-year senior unsecured delayed draw term loan facility, or the Term Loan, with a maturity date of August 31, 2025. Draws under the Term Loan bore interest on the principal amount outstanding at either (a) Term Secured Overnight Financing Rate, or Term SOFR, plus an applicable margin of 87.5 basis points plus a credit spread adjustment of 10 basis points or (b) a "base rate" plus an applicable margin. The applicable margin ranged from 0.625% to 1.125% for Term SOFR loans and from 0.000% to 0.125% for base rate loans, in each case, based on a ratings-based pricing grid. During the second quarter of 2024, we fully repaid our outstanding obligations under the Term Loan and debt issuance costs incurred in relation to the Term Loan were fully amortized at the time of repayment.
Our India subsidiaries maintain $14 million of credit lines for their general corporate purposes. As of September 30, 2024, there were no amounts outstanding under these credit lines.
Commercial Paper Program
Our Commercial Paper Program is currently backed by the borrowing capacity available under the Credit Facility, as described above. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense. During the nine months ended September 30, 2024, we had net repayments of $583 million under the Commercial Paper Program.
Commercial paper notes of $1.4 billion with original maturities ranging from 1 to 28 days were outstanding as of September 30, 2024, with a weighted average interest rate of 5.2% per annum, and a weighted average remaining maturity of 19 days.
New Senior Notes
On May 13, 2024, we issued $750 million in aggregate principal amount of 5.25% senior notes due 2031, or the 2031 Notes. We intend to use $500 million of the net proceeds from the offering of the 2031 Notes to repay a portion of the aggregate principal amount of the senior notes maturing in May 2025, or the 2025 Notes. The net proceeds intended to repay the 2025 Notes have been invested and recorded as short-term restricted investments in our consolidated balance sheet as of September 30, 2024. We used the remaining net proceeds to assist with the repayments of the outstanding borrowings under the Term Loan.
We incurred debt issuance costs of $6 million relating to the issuance of the 2031 Notes and these costs are presented in the accompanying consolidated balance sheet as a deduction from the carrying amount of the related debt liability and will be amortized over the remaining term of the 2031 Notes.
Exchange Offers
On June 5, 2024, we completed a private offer to exchange the $1 billion aggregate principal amount of the outstanding 3.625% senior notes due 2028 issued by Black Knight InfoServ, LLC, or the Black Knight Notes, for new senior notes issued by ICE. As a result of the settlement of the private exchange offer, approximately $998 million in aggregate principal amount of outstanding Black Knight Notes were cancelled, and ICE issued approximately $998 million in aggregate principal amount of new senior notes, or the ICE Original Exchange Notes, with the same interest payment, maturity dates and interest rate as the Black Knight Notes.
On September 10, 2024, we completed a registered exchange offer in which virtually all previously outstanding ICE Original Exchange Notes were exchanged for identical new senior notes that were registered under the Securities Act of 1933, or the ICE Registered Exchange Notes, and thereby became freely transferable, subject to certain restrictions applicable to affiliates and broker dealers.

The approximately $998 million aggregate principal amount of the ICE Original Exchange Notes and the ICE Registered Exchange Notes and the remaining approximately $2 million aggregate principal amount of outstanding Black Knight Notes are referred to together as the “2028 Senior Notes (3.625%; unsecured due September 1, 2028)”, which, in the chart above, includes the unamortized fair value adjustment recorded at the time of acquisition.

9.    Share-Based Compensation
We currently have employee and non-employee director incentive plans from which we grant stock options, restricted shares, and restricted stock units with various service, performance, and/or market conditions. We also have an employee stock purchase plan available to our employees. Stock options and restricted stock are granted at the discretion of the Compensation Committee of our Board of Directors, or Board, based on the estimated fair value on the date of grant. The fair value of the stock options and restricted stock on the date of grant is recognized as expense over the vesting period, net of estimated forfeitures. The non-cash compensation expenses recognized in our consolidated statements of income for stock options, restricted stock and under our employee stock purchase plan, net of amounts classified as capitalized software, were $171 million and $164 million for the nine months ended September 30, 2024 and 2023, respectively, and $57 million and $79 million during the three months ended September 30, 2024 and 2023, respectively. For the nine and three months ended September 30, 2024, $14 million and $4 million, respectively, of the total non-cash compensation expense was recorded within acquisition-related transaction and integration costs in the consolidated statement of income.
Stock Options
We use the Black-Scholes option pricing model to value our stock option awards. During the nine months ended September 30, 2024 and 2023, we used the assumptions in the table below to compute the value:

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
In February 2024, we reserved a maximum of 0.7 million restricted shares for potential issuance as performance-based restricted shares to certain of our employees. The number of shares ultimately granted under this award will be based on our actual financial performance as compared to financial performance targets set by our Board and the Compensation Committee for the year ending December 31, 2024. The maximum compensation expense to be recognized under these performance-based restricted shares is $95 million, net of estimated forfeitures, if the maximum financial performance target is met and all 0.7 million shares vest. The compensation expense to be recognized under these performance-based restricted shares will be $48 million, net of estimated forfeitures, if the target financial performance is met, which would result in 0.4 million shares vesting. For these awards with performance conditions, we recognize expense on an accelerated basis over the three-year vesting period based on our quarterly assessment of the probable 2024 actual financial performance as compared to the 2024 financial performance targets. As of September 30, 2024, our best estimate is that the financial performance level will be above target for 2024. Based on this assessment, we recorded non-cash compensation expense of $22 million and $8 million for the nine and three months ended September 30, 2024, respectively, related to these awards and the remaining $37 million in non-cash compensation expense will be recorded on an accelerated basis over the remaining vesting period, including $9 million which will be recorded over the remainder of 2024.

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
In connection with our acquisition of Black Knight, on May 4, 2022 we terminated our Rule 10b5-1 trading plan and suspended share repurchases. Therefore, we did not have any share repurchases during the nine and three months ended September 30, 2024 or 2023. As of September 30, 2024, the remaining balance of Board approved funds for future repurchases was $2.5 billion.
We may begin or discontinue stock repurchases at any time and may enter into, amend or terminate a Rule 10b5-1 trading plan at any time or enter into additional plans, subject to applicable rules.
Dividends
During the nine months ended September 30, 2024 and 2023, we declared and paid cash dividends per share of $1.35 and $1.26, respectively, for an aggregate payout of $780 million and $713 million, respectively. During the three months ended September 30, 2024 and 2023, we declared and paid cash dividends per share of $0.45 and $0.42, respectively, for an aggregate payout of $261 million and $241 million, respectively. Our Board has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be approved quarterly by the Board or the Audit Committee, taking into account such factors as our evolving business model, prevailing business conditions, our current and future planned strategic growth initiatives, our financial results and capital requirements and other considerations which our Board deems relevant, without a predetermined annual net income payout ratio.
Accumulated Other Comprehensive Income/(Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income/ (loss) (in millions):

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2023	$(230)	$2	$(66)	$(294)
Other comprehensive income	36	9	—	45
Income tax expense	—	(2)	—	(2)
Net current period other comprehensive income	36	7	—	43
Balance, as of September 30, 2024	$(194)	$9	$(66)	$(251)

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of June 30, 2024	$(252)	$9	$(66)	$(309)
Other comprehensive income	58	—	—	58
Income tax expense	—	—	—	—
Net current period other comprehensive income	58	—	—	58
Balance, as of September 30, 2024	$(194)	$9	$(66)	$(251)

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2022	$(278)	$2	$(55)	$(331)
Other comprehensive income/(loss)	—	—	—	—
Income tax benefit/(expense)	—	—	—	—
Net current period other comprehensive income/(loss)	—	—	—	—
Balance, as of September 30, 2023	$(278)	$2	$(55)	$(331)

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of June 30, 2023	$(231)	$2	$(55)	$(284)
Other comprehensive loss	(47)	—	—	(47)
Income tax benefit/(expense)	—	—	—	—
Net current period other comprehensive loss	(47)	—	—	(47)
Balance, as of September 30, 2023	$(278)	$2	$(55)	$(331)

11.    Income Taxes
Our effective tax rate was 23% and 14% during the nine months ended September 30, 2024 and 2023, respectively, and 25% and 18% during the three months ended September 30, 2024 and 2023, respectively. The effective tax rates for the nine and three months ended September 30, 2024 were higher than the effective tax rates for the comparable periods in 2023 primarily due to tax benefits resulting from favorable audit settlements and state apportionment changes in the prior periods and the U.K. corporate income tax rate increase to 25% effective for the full year in 2024.
The Organisation for Economic Cooperation and Development, or OECD, Global Anti-Base Erosion Pillar Two minimum tax rules, or Pillar Two, which generally provide for a minimum effective tax rate of 15%, are intended to apply to tax years beginning in 2024. The EU member states and many other countries, including the U.K., our most significant non-U.S. jurisdiction, have committed to implement or have already enacted legislation adopting the Pillar Two rules. In July 2023, the U.K. enacted the U.K. Finance Act 2023, effective as of January 1, 2024, which includes provisions to implement certain portions of the Pillar Two minimum tax rules and includes an election to apply a transitional safe harbor to extend certain effective dates to accounting periods ending on or before June 30, 2028. These new U.K. Pillar Two rules did not have a material impact on our income tax provision as of September 30, 2024.

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
Our clearing houses are responsible for providing clearing services to each of our futures exchanges, and in some cases to third-party execution venues, and are as follows, referred to herein collectively as "the ICE Clearing Houses":

Clearing House	Products Cleared	Exchange where Executed	Location
ICE Clear Europe	Energy, agricultural, interest rates and equity index futures and options contracts	ICE Futures Europe, ICE Futures U.S., ICE Endex, and ICE Futures Abu Dhabi	U.K.
ICE Clear U.S.	Agricultural, metals, foreign exchange, or FX, interest rate and equity index futures and/or options contracts	ICE Futures U.S.	U.S.
ICE Clear Credit	OTC North American, European, Asian-Pacific and Emerging Market CDS instruments	Creditex and third-party venues	U.S.
ICE Clear Netherlands	Derivatives on equities and equity indices traded on regulated markets	ICE Endex	The Netherlands
ICE Clear Singapore	Energy, metals and financial futures products	ICE Futures Singapore	Singapore
ICE NGX	Physical North American natural gas, environmental commodities and physical and financial electricity	ICE NGX	Canada
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
As of September 30, 2024 and December 31, 2023, the ICE Clearing Houses had received or had been pledged $178.6 billion and $175.9 billion, respectively, in cash and non-cash collateral in original margin and guaranty fund deposits to cover price movements of underlying contracts for both periods.
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
In addition, we have contributed our own capital that could be used if a defaulting Member’s original margin and guaranty fund deposits are insufficient. Such amounts are recorded as long-term restricted cash and cash equivalents in our balance sheets and are as follows (in millions):

	ICE Portion of Guaranty Fund Contribution		Default insurance
Clearing House	As of September 30, 2024	As of December 31, 2023	As of September 30, 2024	As of December 31, 2023
ICE Clear Europe	$197	$197	$100	$100
ICE Clear U.S.	75	75	25	25
ICE Clear Credit	50	50	75	75
ICE Clear Netherlands	2	2	N/A	N/A
ICE Clear Singapore	1	1	N/A	N/A
ICE NGX	45	15	200	200
Total	$370	$340	$400	$400
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
As of September 30, 2024, ICE NGX maintained a guaranty fund of $215 million, comprised of $15 million in cash and a $200 million letter of credit backed by a default insurance policy of the same amount, discussed below. Separately, ICE NGX has also set aside $30 million of its own capital that could be used for liquidity purposes if a direct participant of the ICE NGX clearinghouse, or Contracting Party, defaulted.
Below is a depiction of our Default Waterfall which summarizes the lines of defense and layers of protection we maintain for our mutualized clearing houses.
ICE Clearing House Default Waterfall

Cash and Invested Margin Deposits
We have recorded cash and invested margin and guaranty fund deposits and amounts due in our balance sheets as current assets with corresponding current liabilities to the Members. As of September 30, 2024, our cash and invested margin deposits were as follows (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$42,632	$22,020	$7,533	$—	$4	$72,189
Unsettled variation margin, net	—	—	—	788	—	788
Guaranty fund	2,441	3,513	626	—	5	6,585
Delivery contracts receivable/payable, net	—	—	—	331	—	331
Total	$45,073	$25,533	$8,159	$1,119	$9	$79,893

As of December 31, 2023, our cash and invested margin deposits were as follows (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$40,170	$28,353	$4,693	$—	$5	$73,221
Unsettled variation margin, net	—	—	—	984	—	984
Guaranty fund	2,358	3,017	609	—	5	5,989
Delivery contracts receivable/payable, net	—	—	—	600	—	600
Total	$42,528	$31,370	$5,302	$1,584	$10	$80,794
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
To provide a tool to address the liquidity needs of our clearing houses and manage the liquidation of margin and guaranty fund deposits held in the form of cash and high quality sovereign debt, ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. have entered into Committed Repurchase Agreement Facilities, or Committed Repo. Additionally, ICE Clear Credit and ICE Clear Netherlands have entered into Committed FX Facilities to support these liquidity needs. As of September 30, 2024, the following facilities were in place:
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

Details of our deposits are as follows (in millions):

Cash and Cash Equivalent Margin Deposits and Guaranty Funds
Clearing House	Investment Type	As of September 30, 2024	As of December 31, 2023
ICE Clear Europe	National bank account (1)	$6,079	$5,819
ICE Clear Europe	Reverse repo	36,177	32,695
ICE Clear Europe	Sovereign debt	2,753	3,745
ICE Clear Europe	Demand deposits	64	40
ICE Clear Credit	National bank account	18,083	22,754
ICE Clear Credit	Reverse repo	4,593	5,381
ICE Clear Credit	Demand deposits	2,857	3,235
ICE Clear U.S.	Reverse repo	7,811	4,955
ICE Clear U.S.	Sovereign Debt	348	347
Other ICE Clearing Houses	Demand deposits	9	9
Total cash and cash equivalent margin deposits and guaranty funds		$78,774	$78,980

Invested Deposits, Delivery Contracts Receivable and Unsettled Variation Margin
Clearing House	Investment Type	As of September 30, 2024	As of December 31, 2023
ICE NGX	Unsettled variation margin and delivery contracts receivable	$1,119	$1,584
ICE Clear Europe	Invested deposits - sovereign debt	—	230
Total invested deposits, delivery contracts receivable and unsettled variation margin		$1,119	$1,814
(1)    As of September 30, 2024, ICE Clear Europe held £4.5 billion ($6.1 billion based on the pound sterling/U.S. dollar exchange rate of 1.3375 as of September 30, 2024) at the Bank of England, or BOE. As of December 31, 2023, ICE Clear Europe held €11 million ($12 million based on the euro/U.S. dollar exchange rate of 1.1037 as of December 31, 2023) at the ECB, £4.6 billion ($5.8 billion based on the pound sterling/U.S. dollar exchange rate of 1.2732 as of December 31, 2023) at the BOE and €10 million ($11 million based on the above exchange rate) at the BOE.
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

	As of September 30, 2024
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$41,739	$33,440	$15,613	$—	$90,792
Letters of credit and other	—	—	—	3,849	3,849
Emissions certificates at fair value	1,109	—	—	—	1,109
ICE NGX cash deposits	—	—	—	737	737
Total	$42,848	$33,440	$15,613	$4,586	$96,487
Guaranty fund:
Government securities at face value	$580	$1,336	$291	$—	$2,207

	As of December 31, 2023
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$45,698	$26,992	$13,062	$—	$85,752
Letters of credit and other	—	—	—	5,006	5,006
Emissions certificates at fair value	904	—	—	—	904
ICE NGX cash deposits	—	—	—	1,219	1,219
Total	$46,602	$26,992	$13,062	$6,225	$92,881
Guaranty fund:
Government securities at face value	$765	$1,119	$345	$—	$2,229
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
As of September 30, 2024, ICE NGX maintains a guaranty fund of $215 million funded by a $200 million letter of credit issued by a major Canadian chartered bank and backed by default insurance underwritten by Export Development Canada, or EDC, a Crown corporation operated at arm’s length from the Canadian government, plus $15 million held as restricted cash to fund the first loss amount that ICE NGX is responsible for under the default insurance policy. In the event of a participant default where the Member’s collateral is depleted, the shortfall would be covered by a draw down on the letter of credit following which ICE NGX would file a claim under the default insurance to recover additional losses up to $200 million beyond the $15 million first-loss amount that ICE NGX is responsible for under the default insurance policy. ICE NGX has also set aside $30 million of its own capital that could be used for liquidity purposes in the event of a Contracting Party default.
Clearing House Exposure
The net notional value of unsettled contracts was $2.4 trillion as of September 30, 2024. Each ICE Clearing House bears financial counterparty credit risk and provides a central counterparty guarantee, or performance guarantee, to its Members. In its guarantor role, each ICE Clearing House has equal and offsetting claims to and from Members on opposite sides of each contract, standing as an intermediary on every contract cleared. To reduce their exposure, the ICE Clearing Houses have a risk management program with both initial and ongoing membership standards. With the exception of ICE NGX, the ICE Clearing Houses mark all outstanding contracts to market and pay and collect variation margin at least once daily.
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

We also performed calculations to determine the fair value of our counterparty performance guarantee taking into consideration factors such as daily settlement of contracts, margining and collateral requirements, other elements of our risk management program, historical evidence of default payments, and estimated probability of potential default payouts by the ICE Clearing Houses. Based on these analyses, the estimated counterparty performance guarantee liability was determined to be nominal, and no liability was recorded as of September 30, 2024. The ICE Clearing Houses have never experienced an incident of a clearing member default which has required the use of the guaranty funds of non-defaulting clearing members or the assets of the ICE Clearing Houses.

13.    Legal Proceedings
In the ordinary course of our business, from time to time we are subject to legal proceedings, lawsuits, government investigations and other claims with respect to a variety of matters. In addition, we are subject to periodic reviews, inspections, examinations and investigations by regulators in the U.S. and other jurisdictions, any of which may result in claims, legal proceedings, assessments, fines, penalties, restrictions on our business or other sanctions. We record estimated expenses and reserves for legal or regulatory matters or other claims when these matters present loss contingencies that are probable and the related amount is reasonably estimable. Any such accruals may be adjusted as circumstances change. Assessments of losses are inherently subjective and involve unpredictable factors. While the outcome of legal and regulatory matters is inherently difficult to predict and/or the range of loss often cannot be reasonably estimable, we do not believe that the liabilities, if any, which may ultimately result from the resolution of the various legal and regulatory matters that arise in the ordinary course of our business, including the PennyMac Arbitration matter described below and those described in Note 16 to the consolidated financial statements in Part II, Item 8 of our 2023 Form 10-K, are likely to have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to these legal and regulatory matters. A range of possible losses related to certain cases cannot be reasonably estimated at this time, except for a $10 million accrual related to a regulatory matter and as otherwise disclosed below and in Note 16 to the consolidated financial statements in Part II, Item 8 of our 2023 Form 10-K. Individual matter disclosures in this Form 10-Q are limited to new significant matters or significant updates on existing matters since the 2023 Form 10-K.
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

Financial assets and liabilities recorded or disclosed at fair value in the consolidated balance sheets as of September 30, 2024 and December 31, 2023 were classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement.
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
As described in Note 3, we measured the right to receive the net proceeds of the sale of the Promissory Note obtained in connection with the Optimal Blue sale using Level 3 inputs. In February 2024, the FTC approved the buyer of the Promissory Note, and we completed the sale of the Promissory Note and received the $75 million of proceeds thereafter. Subsequent to the sale and as of September 30, 2024, we did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis.
See Note 12 for the fair value considerations related to our margin deposits, guaranty funds and delivery contracts receivable.
Non-Recurring Fair Value Measurements
We measure certain assets, such as intangible assets and equity investments, including equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of September 30, 2024, with the exception of a $3 million impairment of a developed technology intangible asset recorded during the three months ended March 31, 2024 within the Exchanges segment, none of our intangible assets or equity method investments were required to be recorded at fair value since no impairments were recorded.
We measure certain equity investments at fair value on a non-recurring basis using our policy election under ASC 321, Investments - Equity Securities. During the nine and three months ended September 30, 2024, we recorded a $1 million fair value loss and a $2 million fair value gain, respectively, on our investments related to an impairment and separately identifying an observable price change in one of our investments. These were recorded within other income/(expense), net, in the consolidated statement of income. With the exception of the items noted above, no other adjustments were necessary. As of September 30, 2024, the carrying amount of our investments without readily determinable fair values was $99 million.
Financial Instruments Not Measured at Fair Value
The table below displays the fair value of our debt as of September 30, 2024. The fair values of our fixed rate notes were estimated using Level 2 inputs including quoted market prices for these instruments. The fair value of other short-term debt approximates par value since the interest rates on this short-term debt approximate market rates as of September 30, 2024.

	As of September 30, 2024
	(in millions)
Debt:	Carrying Amount	Fair value
Commercial Paper	$1,371	$1,371
2025 Senior Notes (3.65%; unsecured due May 23, 2025)	1,248	1,242
2025 Senior Notes (3.75%; unsecured due December 1, 2025)	1,249	1,243
2027 Senior Notes (4.00%; unsecured due September 15, 2027)	1,491	1,503
2027 Senior Notes (3.10%; unsecured due September 15, 2027)	498	487
2028 Senior Notes (3.625%; unsecured due September 1, 2028)	933	979
2028 Senior Notes (3.75%; unsecured due September 21, 2028)	596	592
2029 Senior Notes (4.35%; unsecured due June 15, 2029)	1,243	1,261
2030 Senior Notes (2.10%; unsecured due June 15, 2030)	1,239	1,115
2031 Senior Notes (5.25%; unsecured due June 15, 2031)	743	790
2032 Senior Notes (1.85%; unsecured due September 15, 2032)	1,487	1,244
2033 Senior Notes (4.60%; unsecured due March 15, 2033)	1,490	1,517
2040 Senior Notes (2.65%; unsecured due September 15, 2040)	1,233	944
2048 Senior Notes (4.25%; unsecured due September 21, 2048)	1,233	1,111
2050 Senior Notes (3.00%; unsecured due June 15, 2050)	1,223	895
2052 Senior Notes (4.95%; unsecured due June 15, 2052)	1,466	1,497
2060 Senior Notes (3.00%; unsecured due September 15, 2060)	1,472	1,003
2062 Senior Notes (5.20%; unsecured due June 15, 2062)	985	1,022
Total debt	$21,200	$19,816

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

Financial data for our business segments is as follows for the nine and three months ended September 30, 2024 and 2023 (in millions):

	Nine Months Ended September 30, 2024
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$1,399	$—	$—	$1,399
Agricultural and metals futures and options	203	—	—	203
Financial futures and options	408	—	—	408
Cash equities and equity options	2,092	—	—	2,092
OTC and other	313	—	—	313
Data and connectivity services	717	—	—	717
Listings	366	—	—	366
Fixed income execution	—	84	—	84
CDS clearing	—	268	—	268
Fixed income data and analytics	—	876	—	876
Other data and network services	—	491	—	491
Origination technology	—	—	536	536
Closing solutions	—	—	150	150
Servicing software	—	—	635	635
Data and analytics	—	—	193	193
Revenues	5,498	1,719	1,514	8,731
Transaction-based expenses	1,775	—	—	1,775
Revenues, less transaction-based expenses	3,723	1,719	1,514	6,956
Operating expenses	989	1,087	1,648	3,724
Operating income/(loss)	$2,734	$632	$(134)	$3,232

	Three Months Ended September 30, 2024
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$473	$—	$—	$473
Agricultural and metals futures and options	60	—	—	60
Financial futures and options	141	—	—	141
Cash equities and equity options	791	—	—	791
OTC and other	109	—	—	109
Data and connectivity services	242	—	—	242
Listings	122	—	—	122
Fixed income execution	—	28	—	28
CDS clearing	—	97	—	97
Fixed income data and analytics	—	295	—	295
Other data and network services	—	166	—	166
Origination technology	—	—	182	182
Closing solutions	—	—	54	54
Servicing software	—	—	209	209
Data and analytics	—	—	64	64
Revenues	1,938	586	509	3,033
Transaction-based expenses	684	—	—	684
Revenues, less transaction-based expenses	1,254	586	509	2,349
Operating expenses	307	376	563	1,246
Operating income/(loss)	$947	$210	$(54)	$1,103

	Nine Months Ended September 30, 2023
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$1,084	$—	$—	$1,084
Agricultural and metals futures and options	208	—	—	208
Financial futures and options	344	—	—	344
Cash equities and equity options	1,734	—	—	1,734
OTC and other	309	—	—	309
Data and connectivity services	699	—	—	699
Listings	376	—	—	376
Fixed income execution	—	89	—	89
CDS clearing	—	279	—	279
Fixed income data and analytics	—	832	—	832
Other data and network services	—	468	—	468
Origination technology	—	—	524	524
Closing solutions	—	—	136	136
Servicing software	—	—	69	69
Data and analytics	—	—	86	86
Revenues	4,754	1,668	815	7,237
Transaction-based expenses	1,450	—	—	1,450
Revenues, less transaction-based expenses	3,304	1,668	815	5,787
Operating expenses	944	1,057	1,017	3,018
Operating income/(loss)	$2,360	$611	$(202)	$2,769

	Three Months Ended September 30, 2023
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$384	$—	$—	$384
Agricultural and metals futures and options	61	—	—	61
Financial futures and options	112	—	—	112
Cash equities and equity options	519	—	—	519
OTC and other	104	—	—	104
Data and connectivity services	236	—	—	236
Listings	124	—	—	124
Fixed income execution	—	29	—	29
CDS clearing	—	94	—	94
Fixed income data and analytics	—	279	—	279
Other data and network services	—	157	—	157
Origination technology	—	—	172	172
Closing solutions	—	—	48	48
Servicing software	—	—	69	69
Data and analytics	—	—	41	41
Revenues	1,540	559	330	2,429
Transaction-based expenses	426	—	—	426
Revenues, less transaction-based expenses	1,114	559	330	2,003
Operating expenses	313	358	487	1,158
Operating income/(loss)	$801	$201	$(157)	$845

Revenues from one member of the Exchanges segment comprised $386 million, or 10%, and $112 million, or 9%, of our Exchange revenues, less transaction-based expenses for the nine and three months ended September 30, 2024, respectively. Revenues from one member of the Exchanges segment comprised $394 million, or 12%, and $140 million, or 13%, of our Exchange revenues, less transaction-based expenses for the nine and three months ended September 30, 2023, respectively. Clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, we believe that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional customers or clearing members accounted for more than 10% of our segment revenues or consolidated revenues during the nine and three months ended September 30, 2024 or 2023.

16.    Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the nine and three months ended September 30, 2024 and 2023 (in millions, except per share amounts):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Basic:
Net income attributable to Intercontinental Exchange, Inc.	$2,056	$1,995	$657	$541
Weighted average common shares outstanding	573	561	574	563
Basic earnings per common share	$3.59	$3.56	$1.15	$0.96
Diluted:
Weighted average common shares outstanding	573	561	574	563
Effect of dilutive securities - stock options and restricted stock	3	1	3	2
Diluted weighted average common shares outstanding	576	562	577	565
Diluted earnings per common share	$3.57	$3.55	$1.14	$0.96
Basic earnings per common share is calculated using the weighted average common shares outstanding during the period.
Common equivalent shares from stock options and restricted stock awards, calculated using the treasury stock method, are included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. During the nine months ended September 30, 2024 and 2023, 0.2 million and 0.8 million outstanding stock options and restricted stock awards, respectively, were not included in the computation of diluted earnings per common share because to do so would have had an antidilutive effect.

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
The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report. Figures in the tables may not recalculate or sum exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
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
Factors that may affect our performance and the accuracy of any forward-looking statements include, but are not limited to, those listed below:
•conditions in global financial markets and domestic and international economic and social conditions, including inflation, risk of recession, political uncertainty and discord, geopolitical events or conflicts (including the conflicts in Ukraine and the Middle East), international trade policies and sanctions laws;
•global political conditions including the presidential election in the United States, or U.S., and general elections in many jurisdictions in the U.S.;
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
•our ability to keep information and data relating to the customers of the users of the software and services provided by our Mortgage Technology business confidential;
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

Recent Developments
Global Market Conditions
Our results of operations are affected by global economic conditions, including macroeconomic conditions and geopolitical events and conflicts. Since 2022, macroeconomic conditions, including changes in interest rates, inflation and significant market volatility, along with geopolitical concerns, have created ongoing uncertainty and volatility in the global economy and resulted in a dynamic operating environment.
Our business has been impacted positively and negatively by these global economic conditions. For instance, due to market and interest rate volatility, we have seen increased trading across a number of our products, such as interest rate and equity futures, credit default swaps and bonds. Conversely, increases in mortgage interest rates in 2022, 2023 and, to a lesser extent, during the nine months ended September 30, 2024, have resulted in reduced consumer and investor demand for mortgages and adversely impacted the transaction-based revenues in our Mortgage Technology segment. If mortgage rates remain high or further increase, or if mortgage lending practices change, our Mortgage Technology segment revenues may be further impacted. In addition, higher interest rates have resulted, and may continue to result, in higher interest rates for our debt instruments as we refinance our existing indebtedness.
From an operational perspective, our businesses, including our exchanges, clearing houses, listings venues, data services businesses and mortgage platforms, have not suffered a material negative impact as a result of the events in Ukraine and the Middle East and surrounding regions.
We expect the macroeconomic environment to remain dynamic in the near-term, and we continue to monitor macroeconomic conditions, including interest rates, inflation rates, geopolitical events and military conflicts, including election uncertainty and outcomes and repercussions from the conflicts in Ukraine and the Middle East and the impact that any of the foregoing may have on the global economy and on our business. We also continue to closely monitor credit worthiness of our counterparties, clearing members and our financial service providers and take risk management measures in line with established risk management frameworks.
Regulation
Our activities and the markets in which we operate are subject to regulations that impact us as well as our customers, and, in turn, meaningfully influence our activities, the manner in which we operate and our strategy. We are primarily subject to the jurisdiction of regulatory agencies in the U.S., United Kingdom, or U.K., EU, Canada, Singapore and Abu Dhabi. Failure to satisfy regulatory requirements can or may give rise to sanctions by the applicable regulator.
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
Domestic and foreign policy makers continue to review their legal frameworks governing financial markets, and periodically change the laws and regulations that apply to our business and to our customers’ businesses. Our key areas of focus on these evolving efforts are:
•Increased Bank Capital Requirements. The Board of Governors of the Federal Reserve, or the Federal Reserve, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation proposed to implement various Basel Committee standards which would increase U.S. bank capital requirements (Basel III Endgame). The Basel III Endgame would apply credit valuation adjustment risk capital requirements to bank-affiliated clearing members' exposures to their clearing clients. The Federal Reserve also proposes to revise the risk-based capital surcharge for global systemically important bank holding companies to include bank-affiliated clearing members' exposures to their clearing clients in additional aspects of the surcharge calculation, or G-SIB Surcharge. Both proposals would increase capital requirements for client clearing activities, which could increase costs for clearing services, decrease clearing members' clearing capacity, and result in a reduction of cleared volumes at ICE clearing houses. The Basel III Endgame proposal could also discourage participation in mortgage lending and servicing, resulting in a reduction of mortgage volumes at ICE Mortgage Technology, negatively impact U.S. capital markets, end users' ability to hedge and raise financing through public markets and degrade liquidity. In September 2024, Michael Barr, Vice Chairman for Supervision of the Federal Reserve, indicated that he intends to recommend that both the Basel III Endgame and G-SIB Surcharge be re-proposed.

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
•Policy Intervention to Address High Energy Prices. Various legislative proposals in the EU have been adopted to address high energy prices and impact ICE Endex, the primary European exchange for the benchmark European gas contract, and ICE Clear Europe, which clears ICE Endex contracts. These policy interventions include price limiting mechanisms for exchange-traded gas products and a new liquefied natural gas, or LNG, import benchmark. In December 2022, a coalition of G7 and other nations set the price of certain Russian crude oil at or below $60 a barrel, which remains in place and impacts the services we offer to clients. In December 2023, the EU extended until January 31, 2025, the price cap on certain Dutch Title Transfer Facility, or TTF, derivatives traded on ICE Endex. Former Prime Minister of Italy and economist Mario Draghi's September 2024 report, titled "The Future of European Competitiveness, Part A: A Competitiveness Strategy for Europe," recommends further legislative changes to address high energy prices.
•Benchmarks Regulation. All London Interbank Offered Rate, or LIBOR, settings have ceased to be published. The last remaining "synthetic" LIBOR settings ceased publication in September 2024.
In addition, certain benchmarks provided by our index businesses may continue to be used by supervised entities in the EU under transitional provisions of the EU Benchmarks Regulation until December 31, 2025, after which supervised entities will rely on the mechanisms provided under the regulation for the use of third-country benchmarks.
•EU Deforestation Regulation. In October 2024, the European Commission proposed to postpone the effective date of the EU Deforestation Regulation, or EUDR, from December 30, 2024 to December 30, 2025 for large companies and to June 30, 2026 for small companies. The EUDR requires that certain commodities (including cocoa and coffee) and their products be from deforestation-free land and meet other requirements before they can be placed or made available on the EU market, or exported from it. The EUDR requirements may decelerate the physical trade of cocoa and coffee, impact the usability of EU coffee and cocoa physical inventories, and reduce trading volumes on ICE Futures Europe of the Robusta Coffee Contract and London Cocoa Contract and on ICE Futures U.S. of the Coffee C Contract (Arabica). The proposal to postpone the implementation date needs approval by both the EU Parliament and EU Member States. It is uncertain whether the approval will be granted before the end of 2024. We are monitoring these developments and any impact on ICE Futures Europe, ICE Futures U.S. and ICE Benchmark Administration.
•U.K. Deforestation Regulation. In December 2023, the U.K. Government announced its intent to implement a regulation which would require that certain commodities (including cocoa) and their products be from deforestation-free land and meet other requirements. We are monitoring the impact of these developments and any impact on ICE Futures Europe.
•U.K. Commodity Derivatives Reform. In December 2023, the Financial Conduct Authority, or FCA, published a consultation proposing to revise the U.K. commodity derivatives framework. The Financial Services and Markets Act 2023, or FSMA 2023, reformed the U.K.’s commodity derivatives regulatory regime including revoking the Markets in Financial Instruments Directive II, or MIFID II, requirement to set position limits on all exchange traded and over-the-counter contracts and transferring the powers to set position limits from the FCA to trading venue operators. The FCA's current proposals would require that trading venues set position limits for critical and related contracts including ICE's softs, agricultural and energy contracts such as Brent, WTI, gasoil and natural gas, to establish accountability thresholds and to report enhanced position data. These requirements could make trading on ICE Futures Europe more difficult and could result in a reduction in volumes and liquidity.
•EU DORA Regulation. The Digital Operational Resilience Act, or DORA, is an EU regulation that establishes an information and communication technology, or ICT, risk management framework for the EU financial sector. DORA establishes technical standards that financial entities and their critical third-party technology service providers must implement by January 2025 and imposes requirements relating to risk management, reporting, and information and communications technology service provider oversight. Some of our businesses are likely to be impacted by DORA as EU financial entities or critical ICT third-party service providers to EU financial entities.
•Regulation of ESG Data and Ratings. Many jurisdictions have adopted or are proposing or considering proposals to regulate environmental, social or governance, or ESG, data providers, as well as ESG ratings. In April 2024, the EU adopted a regulation on the transparency and integrity of ESG rating activities which aims to enhance the integrity, transparency, governance, and independence of ESG ratings provided in the EU and is expected to be published in the Official Journal of the EU by the end of 2024. The regulation will impact certain ICE Data Service offerings and may require authorization and supervision by the European Securities and Markets Authority.
•Equity Market Structure Rules. In September 2024, the SEC adopted new rules regarding equity market structure which will take effect in November 2025. The rules amend the minimum pricing increments, or tick sizes, for the quoting of certain stocks to allow these stocks to be priced with tighter spreads. The rules also reduce existing fee caps exchanges can charge market participants for access to protected quotations and accelerate the availability of information for smaller-sized orders. These rules could affect market and competitive dynamics for venues that facilitate trading of equity securities, including the NYSE.
•Recognition of our Businesses in Foreign Jurisdictions and Continued Access by Market Participants. In February 2022, the European Commission extended until June 2025 the temporary equivalence of U.K. CCPs, which allows EU firms to clear trades at ICE Clear Europe. In the absence of an extension of the temporary equivalence or permanent equivalence of U.K. CCPs by the European Commission, EU persons would be restricted in accessing clearing services at ICE Clear Europe, which could impact clearing revenues, and could also cause us to change our business practices, restructure our businesses or move certain of our businesses and employees.
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

(1)    Operating loss from our Mortgage Technology segment was $134 million and $202 million for the nine months ended September 30, 2024 and 2023, respectively.
(2)    The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. Adjusted net income attributable to ICE is presented net of taxes. These adjusted numbers are not calculated in accordance with U.S. GAAP. See “—Non-GAAP Financial Measures” below.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Revenues, less transaction-based expenses	$6,956	$5,787	20%	$2,349	$2,003	17%
Recurring revenues(1)	$3,614	$2,939	23%	$1,212	$1,031	18%
Transaction revenues, net(1)	$3,342	$2,848	17%	$1,137	$972	17%
Operating expenses	$3,724	$3,018	23%	$1,246	$1,158	8%
Adjusted operating expenses(2)	$2,837	$2,308	23%	$960	$812	18%
Operating income	$3,232	$2,769	17%	$1,103	$845	31%
Adjusted operating income(2)	$4,119	$3,479	18%	$1,389	$1,191	17%
Operating margin	46%	48%	(2 pts)	47%	42%	5 pts
Adjusted operating margin(2)	59%	60%	(1 pt)	59%	59%	—
Other income/(expense), net	$(509)	$(391)	30%	$(205)	$(163)	26%
Income tax expense	$630	$330	91%	$227	$123	85%
Effective tax rate	23%	14%	9 pts	25%	18%	7 pts
Net income attributable to ICE	$2,056	$1,995	3%	$657	$541	22%
Adjusted net income attributable to ICE(2)	$2,622	$2,417	8%	$894	$824	9%
Diluted earnings per share attributable to ICE common stockholders	$3.57	$3.55	1%	$1.14	$0.96	19%
Adjusted diluted earnings per share attributable to ICE common stockholders(2)	$4.55	$4.30	6%	$1.55	$1.46	6%
Cash flows from operating activities	$3,103	$2,573	21%
Free cash flow(3)	$2,627	$2,247	17%
Adjusted free cash flow (3)	$2,631	$2,452	7%

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
•Revenues, less transaction-based expenses, increased $1.2 billion and $346 million for the nine and three months ended September 30, 2024, respectively, from the comparable periods in 2023. See "—Exchanges Segment", "—Fixed Income and Data Services Segment" and "—Mortgage Technology Segment" below for a discussion of the significant changes in our revenues. The change in revenues during the nine and three months ended September 30, 2024 includes $14 million and $6 million, respectively, in favorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable periods in 2023.
•Operating expenses increased $706 million and $88 million for the nine and three months ended September 30, 2024, respectively, from the comparable periods in 2023. See "—Consolidated Operating Expenses" below for a discussion of the significant changes in our operating expenses. The increase in operating expenses during the nine and three months ended September 30, 2024 includes $6 million and $2 million, respectively, in unfavorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable periods in 2023.
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
The following presents selected statements of income data for our Exchanges segment (dollars in millions):

REVENUES, LESS TRANSACTION-BASED EXPENSES
$ (Millions)
4,000
3,500
3,000
2,500
2,000
1,500
1,000
500
0
$3,304
$376
$699
$309
$284
$344
$208
$1,084
$3,723
$366
$717
$313
$317
$408
$203
$1,399
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

	Nine Months Ended September 30,			Three Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Revenues:
Energy futures and options	$1,399	$1,084	29%	$473	$384	23%
Agricultural and metals futures and options	203	208	(3)	60	61	(3)
Financial futures and options	408	344	19	141	112	26
Futures and options	2,010	1,636	23	674	557	21
Cash equities and equity options	2,092	1,734	21	791	519	52
OTC and other	313	309	1	109	104	5
Transaction and clearing, net	4,415	3,679	20	1,574	1,180	33
Data and connectivity services	717	699	3	242	236	3
Listings	366	376	(3)	122	124	(1)
Revenues	5,498	4,754	16	1,938	1,540	26
Transaction-based expenses(1)	1,775	1,450	22	684	426	60
Revenues, less transaction-based expenses	3,723	3,304	13	1,254	1,114	13
Other operating expenses	792	760	4	242	252	(4)
Depreciation and amortization	197	184	7	65	61	4
Operating expenses	989	944	5	307	313	(2)
Operating income	$2,734	$2,360	16%	$947	$801	18%

Recurring revenues	$1,083	$1,075	1%	$364	$360	1%
Transaction revenues, net	$2,640	$2,229	18%	$890	$754	18%

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
For both the nine and three months ended September 30, 2024, 22% of our Exchanges segment revenues, less transaction-based expenses, were billed in pounds sterling or euros, and for the nine and three months ended September 30, 2023, 19% and 20% of our Exchanges segment revenues, less transaction-based expenses, were billed in pounds sterling or euros, respectively. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Exchanges segment revenues, less transaction-based expenses, were higher by $11 million and $4 million for the nine and three months ended September 30, 2024, respectively, from the comparable periods in 2023.
Our exchange transaction and clearing revenues are presented net of rebates. We recorded rebates of $936 million and $729 million for the nine months ended September 30, 2024 and 2023, respectively, and $320 million and $241 million for the three months ended September 30, 2024 and 2023, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. The increase in rebates for the nine and three months ended September 30, 2024 was primarily due to higher volumes traded as compared to the comparable periods in 2023.
•Energy Futures and Options: Total energy volume increased 28% and revenues increased 29% for the nine months ended September 30, 2024 from the comparable period in 2023 and volume increased 25% and revenues increased 23% for the three months ended September 30, 2024 from the comparable period in 2023.
–Total oil futures and options volume increased 23% and 19% for the nine and three months ended September 30, 2024, respectively, from the comparable periods in 2023, in part due to ongoing geopolitical issues in the Middle East as well as supply/demand dynamics.
–Our global natural gas futures and options volume increased 35% for both the nine and three months ended September 30, 2024 from the comparable periods in 2023, due to continued growth in our TTF and Asian JKM gas complexes, as well as strength in our North American natural gas products driven by increased volatility related to shifting weather and fundamentals.
–Our environmentals and other futures and options volume increased 41% and 56% for the nine and three months ended September 30, 2024, respectively, from the comparable periods in 2023, due to ongoing geopolitical issues in the Middle East as well as supply/demand dynamics.
•Agricultural and Metals Futures and Options: Total volumes in our agricultural and metals futures and options markets increased 1% and were flat for the nine and three months ended September 30, 2024, respectively, from the comparable periods in 2023 and revenues decreased 3% for both the nine and three months ended September 30, 2024 from the comparable periods in 2023. In the third quarter of 2024, increased sugar, coffee and cotton volumes were offset by lower cocoa volumes.
–Sugar futures and options volumes decreased 8% and increased 17% for the nine and three months ended September 30, 2024, respectively, from the comparable periods in 2023.
–Other agricultural and metal futures and options volume increased 8% and decreased 11% for the nine and three months ended September 30, 2024, respectively, from the comparable periods in 2023.
•Financial Futures and Options: Total volumes in our financial futures and options markets increased 28% and 43% for the nine and three months ended September 30, 2024, respectively, from the comparable periods in 2023 and revenues increased 19% and 26% for the nine and three months ended September 30, 2024, respectively, from the comparable periods in 2023, including the impacts of foreign exchange effects. The nine and three months ended September 30, 2024 benefited from interest rate volatility related to central bank activity speculation.
–Interest rate futures and options volume increased 36% and 52% for the nine and three months ended September 30, 2024, respectively, from the comparable periods in 2023 and revenue increased 30% and 37% for the nine and three months ended September 30, 2024, respectively, from the comparable periods in 2023. The nine and three months ended September 30, 2024 benefited from interest rate volatility related to increased central bank activity speculation.
–Other financial futures and options volume, which includes our MSCI®, FTSE® and NYSE FANG+ equity index products, decreased 9% and 2% for the nine and three months ended September 30, 2024, respectively, from the comparable periods in 2023. Revenue decreased 3% and increased 4% for the nine and three months ended September 30, 2024, respectively, from the comparable periods in 2023. The decrease in other financial futures and options volume was primarily due to lower equity market volatility than during the comparable period in 2023.
•Cash Equities and Equity Options: Cash equities volume increased 9% and 11% for the nine and three months ended September 30, 2024, respectively, from the comparable periods in 2023, driven by increased participation and higher market share. Cash equities revenues, net of transaction-based expenses, were $228 million and $198 million for the nine months ended September 30, 2024 and 2023, respectively, and $77 million and $64 million for the three months ended September 30, 2024 and 2023, respectively. Equity options volume increased 20% and 32% for the nine and three months ended September 30, 2024, respectively, from the comparable periods in 2023, driven by increased participation and higher market share. Equity options revenues, net of transaction-based expenses, were $89 million and $86 million for the nine months ended September 30, 2024 and 2023, respectively, and $30 million and $29 million for the three months ended September 30, 2024 and 2023, respectively.

•OTC and Other: OTC and other transactions include revenues from our OTC energy business and other trade confirmation services, as well as net interest income and fees on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, exchange membership fees and agricultural grading and certification fees. Our OTC and other revenues increased 1% and 5% for the nine and three months ended September 30, 2024, respectively, from the comparable periods in 2023.
•Data and Connectivity Services: Our data and connectivity services revenues increased 3% for both the nine and three months ended September 30, 2024 from the comparable periods in 2023. The increase in revenue was driven by the strong retention rate of existing customers, the addition of new customers and increased purchases by existing customers.
•Listings Revenues: Through NYSE, NYSE American and NYSE Arca, we generate listings revenue related to the provision of listings services for public companies and ETFs, and related corporate actions for listed companies. Listings revenues decreased 3% and 1% for the nine and three months ended September 30, 2024, respectively, from the comparable periods in 2023 due to the roll off of initial listing fees from the strong initial public offering, or IPO, market in 2021. All listings fees are billed upfront, and revenues are recognized over time as the identified performance obligations are satisfied.
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
The following charts and tables present trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts):

Volume and Rate per Contract

	Nine Months Ended September 30,			Three Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Number of contracts traded (in millions):
Energy futures and options	817	640	28%	276	221	25%
Agricultural and metals futures and options	90	90	1	26	27	—
Financial futures and options	615	479	28	215	149	43
Total	1,522	1,209	26%	517	397	30%
Average daily volume of contracts traded (in thousands):
Energy futures and options	4,344	3,422	27%	4,310	3,510	23%
Agricultural and metals futures and options	481	480	—	413	419	(1)
Financial futures and options	3,194	2,507	27	3,264	2,316	41
Total	8,019	6,409	25%	7,987	6,245	28%
Rate per contract:
Energy futures and options	$1.71	$1.69	1%	$1.71	$1.74	(1)%
Agricultural and metals futures and options	$2.24	$2.32	(4)%	$2.25	$2.31	(3)%
Financial futures and options	$0.66	$0.71	(7)%	$0.65	$0.74	(12)%

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

Open Interest

	As of September 30,
	2024	2023	Change
Open interest — in thousands of contracts:
Energy futures and options	58,725	48,720	21%
Agricultural and metals futures and options	3,908	4,607	(15)%
Financial futures and options	26,120	22,880	14
Total	88,753	76,207	16%

The following charts and tables present selected cash and equity options trading data. All trading volume below is presented as average net daily trading volume, or ADV, and is single counted:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2024	2023	Change	2024	2023	Change
NYSE cash equities (shares in millions):
Total cash handled volume (ADV)	2,405	2,206	9%	2,291	2,071	11%
Total cash market share matched	20.3%	19.7%	0.6 pt	19.6%	19.5%	0.1 pts
NYSE equity options (contracts in thousands):
NYSE equity options volume (ADV)	9,499	7,932	20%	9,757	7,397	32%
Total equity options volume (ADV)	43,279	40,429	7%	44,451	39,622	12%
NYSE share of total equity options	21.9%	19.6%	2.3 pts	22.0%	18.7%	3.3 pts
Revenue capture or rate per contract:
Cash equities rate per contract (per 100 shares)	$0.051	$0.048	5%	$0.052	$0.049	6%
Equity options rate per contract	$0.05	$0.06	(14)%	$0.05	$0.06	(21)%
Handled volume represents the total number of shares of equity securities, ETFs and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
Transaction-Based Expenses
Our equities and equity options markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. Section 31 fees are recorded on a gross basis as a component of transaction and clearing fee revenue. These Section 31 fees are assessed to recover the government’s costs of supervising and regulating the securities markets and professionals and are subject to change. We, in turn, collect corresponding activity assessment fees from member organizations clearing or settling trades on the equities and options exchanges, and recognize these amounts in our transaction and clearing revenues when invoiced. The activity assessment fees are designed to equal the Section 31 fees. As a result, activity assessment fees and the corresponding Section 31 fees do not have an impact on our net income, although the timing of payment by us will vary from collections. Section 31 fees were $437 million and $231 million for the nine months ended September 30, 2024 and 2023, respectively, and $232 million and $56 million for the three months ended September 30, 2024 and 2023, respectively. The increase in Section 31 fees during the nine and three months ended months ended September 30, 2024 was primarily due to an increase in rates and volume during the period. The fees we collect are included in cash at the time of receipt and we remit the amounts to the SEC twice a year as required. The total amount of Section 31 fees payable is included in current liabilities and was $76 million as of September 30, 2024.
We make liquidity payments to cash and options trading customers, as well as routing charges made to other exchanges which are included in transaction-based expenses. We incur routing charges when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We record routing charges on a gross basis as a component of transaction and clearing fee revenue. Cash liquidity payments, routing and clearing fees were $1.3 billion and $1.2 billion for the nine months ended September 30, 2024 and 2023, respectively, and $452 million and $370 million for the three months ended September 30, 2024 and 2023, respectively.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Exchanges segment's operating expenses, operating income and operating margin (dollars in millions). See “—Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Exchanges Segment:	Nine Months Ended September 30,			Three Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Operating expenses	$989	$944	5%	$307	$313	(2)%
Adjusted operating expenses(1)	$927	$878	6%	$309	$297	4%
Operating income	$2,734	$2,360	16%	$947	$801	18%
Adjusted operating income(1)	$2,796	$2,426	15%	$945	$817	16%
Operating margin	73%	71%	2 pts	76%	72%	4 pts
Adjusted operating margin(1)	75%	73%	2 pts	75%	73%	2 pts

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

	Nine Months Ended September 30,			Three Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Revenues:
Fixed income execution	$84	$89	(5)%	$28	$29	(2)%
CDS clearing	268	279	(4)	97	94	3
Fixed income data and analytics	876	832	5	295	279	6
Fixed income and credit	1,228	1,200	2	420	402	5
Other data and network services	491	468	5	166	157	6
Revenues	1,719	1,668	3	586	559	5
Other operating expenses	844	799	6	294	274	7
Depreciation and amortization	243	258	(6)	82	84	(1)
Operating expenses	1,087	1,057	3	376	358	5
Operating income	$632	$611	4%	$210	$201	5%

Recurring revenues	$1,367	$1,300	5%	$461	$436	6%
Transaction revenues	$352	$368	(4)%	$125	$123	2%
In the table above, we consider fixed income data and analytics revenues and other data and network services revenues to be recurring revenues.
For the nine and three months ended September 30, 2024, 11% and 10%, respectively, of our Fixed Income and Data Services segment revenues were billed in pounds sterling or euros, and for both the nine and three months ended September 30, 2023, 11% of our Fixed Income and Data Services segment revenues were billed in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues denominated in foreign currencies changes accordingly. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Fixed Income and Data Services revenues were higher by $3 million and $2 million for the nine and three months ended September 30, 2024, respectively, than the comparable periods in 2023.
Fixed Income and Data Services Revenues
Our Fixed Income and Data Services revenues increased 3% and 5% for the nine and three months ended September 30, 2024, respectively, from the comparable periods in 2023, primarily due to strength in our fixed income data and analytics products and our other data and network services.
•Fixed Income Execution: Fixed income execution includes revenues from ICE Bonds. Execution fees are reported net of rebates, which were nominal for both the nine and three months ended September 30, 2024, and 2023. Our fixed income execution revenues decreased 5% and 2% for the nine and three months ended September 30, 2024, respectively, from the comparable periods in 2023 as higher revenues from corporate and municipal bond trading were more than offset by lower levels of U.S. treasury activity.
•CDS Clearing: CDS clearing revenues decreased 4% and increased 3% for the nine and three months ended September 30, 2024, respectively, from the comparable periods in 2023. The notional value of CDS cleared was $15.7 trillion and $15.3 trillion for the nine months ended September 30, 2024 and 2023, respectively, and $6.6 trillion and $5.0 trillion for the three months ended September 30, 2024 and 2023, respectively. The overall decrease in revenues for the nine months ended September 30, 2024 was primarily due to lower net interest income on collateral balances.
•Fixed Income Data and Analytics: Our fixed income data and analytics revenues increased 5% and 6% for the nine and three months ended September 30, 2024, respectively, from the comparable periods in 2023 due to growth in our pricing and reference data business and strength in our index business.
•Other Data and Network Services: Our other data and network services revenues increased 5% and 6% for the nine and three months ended September 30, 2024, respectively, from the comparable periods in 2023, driven by growth in our ICE Global Network offering, coupled with strength in our consolidated feeds and desktop revenues.
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
As of September 30, 2024, ASV was $1.831 billion, which increased 6.3% compared to the ASV as of September 30, 2023. ASV represents nearly 100% of total data services revenues for this segment. This does not adjust for year-over-year foreign exchange fluctuations.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Fixed Income and Data Services segment's operating expenses, operating income and operating margin (dollars in millions). See “—Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Fixed Income and Data Services Segment:	Nine Months Ended September 30,			Three Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Operating expenses	$1,087	$1,057	3%	$376	$358	5%
Adjusted operating expenses(1)	$943	$930	1%	$323	$316	2%
Operating income	$632	$611	4%	$210	$201	5%
Adjusted operating income(1)	$776	$738	5%	$263	$243	9%
Operating margin	37%	37%	—	36%	36%	—
Adjusted operating margin(1)	45%	44%	1 pt	45%	44%	1 pt

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

Mortgage Technology Segment
The following charts and table present our selected statements of income data for our Mortgage Technology segment (dollars in millions):

REVENUES
$ (Millions)
1,750
1,500
1,250
1,000
750
500
250
0
$815
$69
$86
$136
$524
$1,514
$635
$193
$150
$536
YTD 2023
YTD 2024
Servicing software
Data and analytics
Closing solutions
Origination technology

(1)    The adjusted figures in the charts above are calculated by excluding items that are not reflective of our cash operations and core business performance. As a result, these adjusted figures are not calculated in accordance with U.S. GAAP. See “—Non-GAAP Financial Measures” below.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Revenues:
Origination technology	$536	$524	2%	$182	$172	6%
Closing solutions	150	136	10	54	48	12
Servicing software	635	69	n/a	209	69	n/a
Data and analytics	193	86	124	64	41	55
Revenues	1,514	815	86	509	330	54
Other operating expenses	852	422	101	287	168	71
Depreciation and amortization	708	394	80	239	164	46
Acquisition-related transaction and integration costs	88	201	(56)	37	155	(76)
Operating expenses	1,648	1,017	62	563	487	16
Operating loss	$(134)	$(202)	(33)%	$(54)	$(157)	(65)%

Recurring revenues	$1,164	$564	106%	$387	$235	64%
Transaction revenues	$350	$251	39%	$122	$95	29%
*Percentage changes in the table above deemed "n/a" are not meaningful.
In the table above, we consider subscription fees to be recurring revenues. Each revenue classification above contains a mix of recurring and transaction revenues based on the various service offerings described in more detail below.
Mortgage Technology Revenues
Our mortgage technology revenues are derived from our comprehensive, end-to-end U.S. residential mortgage platform. Our mortgage technology business is intended to enable greater workflow efficiency and mitigate risks for customers throughout the mortgage life cycle. Mortgage technology revenues increased $699 million and $179 million for the nine and three months ended September 30, 2024, respectively, from the comparable periods in 2023, primarily due the Black Knight acquisition.
•Origination technology: Our origination technology revenues increased 2% and 6% for the nine and three months ended September 30, 2024, respectively, from the comparable periods in 2023. Our origination technology acts as a system of record for the mortgage transaction, automating the gathering, reviewing, and verifying of mortgage-related information and enabling automated enforcement of rules and business practices designed to help ensure that each completed loan transaction is of high quality and adheres to secondary market standards. These revenues are based on recurring Software as a Service, or SaaS, subscription fees, with an additive transaction-based or success-based pricing fee as lenders exceed the number of loans closed that are included with their monthly base subscription, as well as professional services.
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
•Closing solutions: Our closing solutions revenues increased 10% and 12% during the nine and three months ended September 30, 2024, respectively, from the comparable periods in 2023, driven by increased market share and continued adoption of digital solutions. Our closing solutions connect key participants, such as lenders, title and settlement agents and individual county recorders, to digitize the closing and recording process. Closing solutions also include revenues from our MERSCORP Holdings, Inc., or MERS, database, which provides a system of record for recording and tracking changes, servicing rights and beneficial ownership interests in loans secured by U.S. residential real estate. Revenues from closing solutions are largely transaction-based and are based on the volume of loans closed.
•Servicing software: Our servicing software revenues increased $566 million and $140 million during the nine and three months ended September 30, 2024, respectively, from the comparable periods in 2023, due to the full period impact of Black Knight. Our servicing software revenues include integrated mortgage servicing solutions, which help automate all areas of the servicing process, from loan boarding to final payment or default, to help lower costs, reduce risk and improve financial performance. Our servicing solutions support first lien mortgages, home equity loans and lines of credit on a single platform to manage all servicing processes, including loan setup and maintenance, escrow administration, investor reporting, and regulatory requirements. We also provide solutions that provide consumers with access to customized, timely information about their mortgages and allow our clients’ customer service representatives to access the same customer information, which is key to increasing borrower retention. Another servicing solution provides clients, third-party providers and their developers access to our growing catalog of application programming interfaces, or APIs, across the mortgage life cycle.
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
•Data and analytics: Our Data and Analytics revenues increased 124% and 55% during the nine and three months ended September 30, 2024, respectively, from the comparable periods in 2023, primarily due to the incremental revenue contribution from owning Black Knight during the full nine and three months ended September 30, 2024. Revenues include those related to ICE Mortgage Technology’s Data & Document Automation and Mortgage Analyzer solutions, or Analyzer, which offers customers greater efficiency by streamlining data collection and validation through our automated document recognition and data extraction capabilities. Analyzer revenues can be both recurring and transaction-based in nature. In addition, our data offerings include real-time industry and peer benchmarking tools, which provide originators a granular view into the real-time trends of the U.S. residential mortgage market, as well as credit and prepayment models, custom and proprietary analytics, valuation, and MLS solutions. We also provide a Data as a Service, or DaaS, for lenders and industry participants to access industry data and origination information. Revenues related to our data products are largely subscription-based and recurring in nature. The data and insights from these solutions inform, support and enhance our other solutions to help lenders and servicers make more informed decisions, improve performance, identify and predict risk and generate more qualified leads. Revenues related to our data products are largely subscription-based and recurring in nature.
Operating Expenses, Operating Income/(Loss) and Operating Margin
The following chart summarizes our Mortgage Technology segment's operating expenses, operating loss and operating margin (dollars in millions). See “—Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Mortgage Technology Segment:	Nine Months Ended September 30,			Three Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Operating expenses	$1,648	$1,017	62%	$563	$487	16%
Adjusted operating expenses(1)	$967	$500	93%	$328	$199	64%
Operating loss	$(134)	$(202)	(33)%	$(54)	$(157)	(65)%
Adjusted operating income(1)	$547	$315	74%	$181	$131	38%
Operating margin	(9)%	(25)%	16 pts	(11)%	(48)%	37 pts
Adjusted operating margin(1)	36%	39%	(3 pts)	35%	39%	(4 pts)

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
$3,018
$836
$790
$289
$1,103
$3,724
$1,148
$952
$202
$1,422
YTD 2023
YTD 2024
Depreciation and amortization
Technology and communication, rent and occupancy, and selling, general and administrative
Professional services and acquisition-related transaction and integration costs
Compensation and benefits

	Nine Months Ended September 30,			Three Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Compensation and benefits	$1,422	$1,103	29%	$487	$400	22%
Professional services	114	88	29	40	31	28
Acquisition-related transaction and integration costs	88	201	(56)	37	155	(76)
Technology and communication	631	529	19	212	184	15
Rent and occupancy	89	65	38	30	20	56
Selling, general and administrative	232	196	18	54	59	(9)
Depreciation and amortization	1,148	836	37	386	309	25
Total operating expenses	$3,724	$3,018	23%	$1,246	$1,158	8%

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

Included in the total consolidated operating expenses for the nine and three months ended September 30, 2024 was $850 million and $287 million, respectively, related to Black Knight. Included in the total consolidated operating expenses for both the nine and three months ended September 30, 2023 was $139 million related to Black Knight.
Operating expenses of 7% and 8% for the nine and three months ended September 30, 2024, respectively, and 9% and 7% for the nine and three months ended September 30, 2023, respectively, were billed in pounds sterling or euros. Due to fluctuations in the U.S. dollar compared to the pound sterling and euro, our consolidated operating expenses were higher by $6 million and $2 million, respectively, for the nine and three months ended September 30, 2024, than in the comparable periods in 2023.
Compensation and Benefits Expenses
Compensation and benefits expense is our most significant operating expense and includes non-capitalized employee wages, bonuses, non-cash or stock compensation, certain severance costs, benefits and employer taxes. The bonus and stock compensation components of our compensation and benefits expense are based on both our financial performance and individual employee performance. Therefore, our compensation and benefits expense will vary year-to-year based on our financial performance and fluctuations in our number of employees. The below chart summarizes the significant drivers of our compensation and benefits expense results for the periods presented (dollars in millions, except employee headcount).

	Nine Months Ended September 30,			Three Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Employee headcount	12,900	13,107	(2)%
Stock-based compensation expenses	$157	$133	18%	$53	$50	4%
Employee headcount decreased from the comparable period in 2023 primarily due to headcount reductions at Black Knight in conjunction with realizing synergies from the acquisition. Compensation and benefits expense increased $319 million and $87 million for the nine and three months ended September 30, 2024, respectively, from the comparable periods in 2023, primarily due to $279 million and $69 million incremental expense attributable to owning Black Knight for the full nine and three months ended September 30, 2024 periods, respectively, and higher payroll and bonus from the impact of merit increases, partially offset by higher capitalized labor. The stock-based compensation expenses in the table above relate to employee stock option and restricted stock awards and exclude stock-based compensation related to acquisition-related transaction and integration costs.
Professional Services Expenses
Professional services expense includes fees for consulting services received on strategic and technology initiatives, temporary labor, as well as regulatory, legal and accounting fees, and may fluctuate as a result of changes in our use of these services in our business.
Professional services expenses increased $26 million and $9 million for the nine and three months ended September 30, 2024, respectively, from the comparable periods in 2023, primarily due to the incremental expense from owning Black Knight for the full nine and three months ended September 30, 2024 combined with increases in NYSE regulatory consulting and general legal matter expenses.
Acquisition-Related Transaction and Integration Costs
We incurred $88 million and $37 million in acquisition-related transaction and integration costs during the nine and three months ended September 30, 2024, respectively, primarily due to integration expenses related to Black Knight. We incurred $201 million and $155 million in acquisition-related transaction and integration costs during the nine and three months ended September 30, 2023, respectively, primarily due to legal, banker, consulting and integration expenses related to our acquisition and integration of Black Knight and our integration of Ellie Mae.
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
Technology and communications expenses increased $102 million and $28 million for the nine and three months ended September 30, 2024, respectively, from the comparable periods in 2023 primarily due to hardware and software support costs and data services expenses mainly at Black Knight, combined with rising revenues on certain products causing an increase in our revenue share license expenses.
Rent and Occupancy Expenses
Rent and occupancy expense relates to leased and owned property and includes rent, maintenance, real estate taxes, utilities and other related costs. We have significant operations located in the U.S., U.K., and India, with smaller offices located throughout the world.
Rent and occupancy expenses increased $24 million and $10 million for the nine and three months ended September 30, 2024, respectively, from the comparable periods in 2023 primarily due to duplicate rent expenses related to our new London and New York leased offices incurred during the nine and three months ended September 30, 2024 and increases attributable to Black Knight locations.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include marketing, advertising, public relations, insurance, bank service charges, dues and subscriptions, travel and entertainment, non-income taxes and other general and administrative costs.
Selling, general and administrative expenses increased $36 million and decreased $5 million for the nine and three months ended September 30, 2024, respectively, from the comparable periods in 2023.
For the nine months ended September 30, 2024, the increase was primarily due to $20 million attributable to incremental expense from owning Black Knight for the full nine-month period and increases in other underlying costs, including customer acquisition costs from higher IPO activity, marketing, travel and entertainment. The year-to-date period also included $10 million of expense for valid claims made following an equity trading issue at NYSE that occurred in June 2024, which is net of insurance proceeds, and a $10 million accrual related to a regulatory matter.
During the nine months ended September 30, 2023, we also recorded $6 million of expense for claims made following a NYSE system outage in January 2023 and an $11 million regulatory matter expense, as well as higher credit loss expense.
For the three months ended September 30, 2024, the decrease was primarily due to lower underlying costs, including marketing costs, and $20 million of insurance proceeds received in the quarter related to the valid claims made following an equity trading issue at NYSE. This was partially offset by a $10 million accrual related to a regulatory matter and $7 million attributable to owning Black Knight for the full three-month period.
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
We recorded amortization expenses on intangible assets acquired as part of our acquisitions, as well as on other intangible assets of $759 million, inclusive of a $3 million impairment of a developed technology intangible asset, and $492 million for the nine months ended September 30, 2024 and 2023, respectively, and $253 million and $191 million for the three months ended September 30, 2024 and 2023, respectively. During the nine and three months ended September 30, 2024, $319 million and $107 million, respectively, of amortization expense was related to intangible assets acquired in connection with the Black Knight acquisition, as compared to $34 million during the nine and three months ended September 30, 2023.
We recorded depreciation expenses on our fixed assets of $389 million and $344 million for the nine months ended September 30, 2024 and 2023, respectively, and $133 million and $118 million for the three months ended September 30, 2024 and 2023, respectively. This increase was primarily due to $26 million and $10 million related to Black Knight for the nine and three months ended September 30, 2024, respectively, as compared to $2 million during the nine and three months ended September 30, 2023, and increases in internally developed software assets and leasehold improvements.
Consolidated Non-Operating Income/(Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following tables present our non-operating income/(expenses) (dollars in millions):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2024	2023	Change*	2024	2023	Change
Other income/(expense):
Interest income	$105	$287	(63)%	$39	$94	(58)%
Interest expense	(697)	(557)	25	(223)	(206)	8
Other income/(expense), net	83	(121)	n/a	(21)	(51)	(58)
Total other income/(expense), net	$(509)	$(391)	30%	$(205)	$(163)	26%
Net income attributable to non-controlling interest	$(37)	$(53)	(30)%	$(14)	$(18)	(23)%

*Percentage changes in the table above deemed "n/a" are not meaningful.
Interest Income
During the nine and three months ended September 30, 2024, we earned interest income of $105 million and $39 million respectively. During the nine and three months ended September 30, 2023, we earned interest income of $287 million and $94 million, respectively. Interest income decreased during the nine and three months ended September 30, 2024, from the same periods in 2023 primarily due to decreased investment balances following the Black Knight acquisition. During the nine and three months ended September 30, 2024, we earned $11 million and $7 million, respectively, in interest income on short term investments related to $500 million of the net proceeds from the 2031 Notes which we intend to use to repay a portion of the aggregate principal amount of the 2025 Notes at their maturity. For the nine and three months ended September 30, 2023, we earned $213 million and $66 million, respectively, in interest income on the short term investments related to the $5.0 billion of senior notes issued in connection with, and the operating cash accumulated for, the Black Knight acquisition. In addition, our clearing houses earned interest income of $72 million and $25 million during the nine and three months ended September 30, 2024, respectively, and $63 million and $25 million during the nine and three months ended September 30, 2023, respectively. The remainder primarily relates to interest earned on various unrestricted and restricted cash balances held within our group entities.
Interest Expense
During the nine and three months ended September 30, 2024, we incurred interest expense of $697 million and $223 million, respectively. During the nine and three months ended September 30, 2023, we incurred interest expense of $557 million and $206 million, respectively. The increase in interest expense during the nine and three months ended September 30, 2024, from the comparable periods in 2023 primarily relates to increased borrowings raised to fund the Black Knight acquisition. Interest expense incurred on our senior notes was $569 million and $194 million during the nine and three months ended September 30, 2024, respectively, and $532 million and $189 million during the nine and three months ended September 30, 2023, respectively. Interest expense incurred on borrowings under our Commercial Paper program and Term Loan (each as defined in “—Liquidity and Capital Resources—Debt”) during the nine and three months ended September 30, 2024, was $117 million and $26 million, respectively, and $14 million during the nine and three months ended September 30, 2023. The remainder primarily relates to the interest incurred on maintaining the revolving credit facility and other facilities within our group entities.
Other Income/(Expense), net
Our equity method investments include OCC and Bakkt, among others. We recognized $63 million and $91 million during the nine months ended September 30, 2024 and 2023, respectively, and $18 million and $26 million during the three months ended September 30, 2024 and 2023, respectively, of our share of estimated equity method investment losses, net, which are included in other income/(expense), net. The estimated losses for both the nine and three months ended September 30, 2024 and 2023 are primarily related to our investment in Bakkt, partially offset by our share of net profits of OCC. Both the nine month periods ended September 30, 2024 and 2023 include adjustments to reflect the difference between reported prior period actual results from our original estimates.

For our equity investments that do not have readily determinable fair values, during the nine and three months ended September 30, 2024, we recorded a $1 million fair value loss and a $2 million fair value gain, respectively, on our investments related to an impairment and identifying an observable price change in one of our investments.
In connection with our acquisition of Black Knight, we acquired an investment in Dun & Bradstreet. During the three months ended September 30, 2023, we sold 51% of our investment for $97 million and recorded a loss on the sale of $1 million, a fair value loss of $7 million and a $1 million dividend, all of which are included as other expense, net.
During the nine months ended September 30, 2024, we recorded a gain of $160 million related to the PennyMac arbitration final award payment.
During the three months ended September 30, 2023, we recorded an impairment related to our Consolidated Audit Trail, or CAT, loan receivable of $16 million.
We incurred foreign currency transaction losses of $12 million and $8 million for the nine months ended September 30, 2024 and 2023, respectively, and $5 million and $3 million for the three months ended September 30, 2024 and 2023, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. Foreign currency transaction gains and losses are recorded in other income/(expense), net, when the settlement of foreign currency assets, liabilities and payables occur in non-functional currencies and there is an increase or decrease in the period-end foreign currency exchange rates between periods.
Non-controlling Interest
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests. As of September 30, 2024, our non-controlling interests included those related to the non-ICE limited partners' interest in our CDS clearing subsidiaries and non-controlling interests in ICE Futures Abu Dhabi.
Consolidated Income Tax Provision
Consolidated income tax expense was $630 million and $330 million for the nine months ended September 30, 2024 and 2023, respectively, and $227 million and $123 million for the three months ended September 30, 2024 and 2023, respectively. The change in consolidated income tax expense between periods was primarily due to the tax impact of changes in our pre-tax income and the changes in our effective tax rate each period.
Our effective tax rate was 23% and 14% during the nine months ended September 30, 2024 and 2023, respectively, and 25% and 18% during the three months ended September 30, 2024 and 2023, respectively. The effective tax rates for the nine and three months ended September 30, 2024 were higher than the effective tax rates for the comparable periods in 2023 primarily due to tax benefits resulting from favorable audit settlements and state apportionment changes in the prior periods and the U.K. corporate income tax rate increase to 25% effective for the full year in 2024.
The OECD Pillar Two minimum tax rules, which generally provide for a minimum effective tax rate of 15%, are intended to apply to tax years beginning in 2024. The European Union member states and many other countries, including the U.K., our most significant non-U.S. jurisdiction, have committed to implement or have already enacted legislation adopting the Pillar Two rules. In July 2023, the U.K. enacted the U.K. Finance Act 2023, effective as of January 1, 2024, which included provisions to implement certain portions of the Pillar Two minimum tax rules and included an election to apply a transitional safe harbor to extend certain effective dates to accounting periods ending on or before June 30, 2028. These new U.K. Pillar Two rules did not have a material impact on our income tax provision as of September 30, 2024.
Foreign Currency Exchange Rate Impact
As an international business, our financial statements are impacted by changes in foreign currency exchange rates. Our exposure to foreign denominated earnings for the nine and three months ended September 30, 2024 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Nine Months Ended September 30, 2024		Three Months Ended September 30, 2024
	Pound Sterling	Euro	Pound Sterling	Euro
Average exchange rate to the U.S. dollar in the current year period	1.2771	1.0872	1.3007	1.0991
Average exchange rate to the U.S. dollar in the same period in the prior year	1.2444	1.0835	1.2660	1.0881
Average exchange rate increase/(decrease)	3%	—%	3%	1%
Foreign denominated percentage of:
Revenues, less transaction-based expenses	7%	8%	7%	7%
Operating expenses	6%	1%	7%	1%
Operating income	8%	15%	7%	14%
Impact of the currency fluctuations(1) on:
Revenues, less transaction-based expenses	$12	$2	$4	$2
Operating expenses	$6	$—	$2	$—
Operating income	$6	$2	$2	$2

(1)    Represents the impact of currency fluctuation for the nine and three months ended September 30, 2024 compared to the same periods in the prior year.
During the nine and three months ended September 30, 2024 and 2023, 15% and 14% of our consolidated revenues, less transaction-based expenses, respectively, were denominated in pounds sterling or euros. During the nine and three months ended September 30, 2024 and 2023, 7% and 8% of our consolidated operating expenses were denominated in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.

Liquidity and Capital Resources
Below are charts that reflect our outstanding debt and capital allocation. The acquisition and integration costs in the chart below include cash paid for acquisitions, net of cash acquired and cash received for divestitures, cash paid for equity and equity method investments and acquisition-related transaction and integration costs in each period.

(1)    YTD 2023 acquisition and integration costs, net of divestitures, excludes $90 million from the sale of our investment in Dun & Bradstreet.
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
Consolidated cash and cash equivalents were $755 million and $899 million as of September 30, 2024 and December 31, 2023, respectively. We had $1.6 billion and $871 million in short-term and long-term restricted cash and cash equivalents as of September 30, 2024 and December 31, 2023, respectively. We had $500 million and $680 million in short-term restricted investments as of September 30, 2024 and December 31, 2023, respectively. We had $78.8 billion and $79.0 billion of cash and cash equivalent margin deposits and guaranty funds as of September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024, the amount of unrestricted cash held by our non-U.S. subsidiaries was $364 million. Due to the application of Global Intangible Low-Taxed Income as of January 1, 2018, the majority of our foreign earnings as of December 31, 2022 have been subject to immediate U.S. income taxation and can be distributed to the U.S. in the future with no material additional U.S. income tax consequences. We intend to apply the high tax exception to Global Intangible

Low-Taxed Income in 2023 and 2024, thus the majority of our foreign earnings in 2023 and 2024 are not expected to be subject to immediate U.S. income taxation. These foreign earnings can also generally be distributed to the U.S. with no additional material U.S. income tax consequences, primarily due to the availability of dividend received deductions.
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
Cash Flow
The following table presents the major components of net changes in cash and cash equivalents, and restricted cash and cash equivalents (in millions):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by/(used in):
Operating activities	$3,103	$2,573
Investing activities	(1)	(9,403)
Financing activities	(2,717)	(62,711)
Effect of exchange rate changes	7	(7)
Net increase/(decrease) in cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	$392	$(69,548)
Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, deferred taxes, stock-based compensation and the effects of changes in working capital.
The $530 million increase in net cash provided by operating activities during the nine months ended September 30, 2024 from the comparable period in 2023 was primarily driven by the following:
•An increase in net income, excluding depreciation and amortization, of $357 million which is primarily related to the full period impact of the Black Knight acquisition.
•An increase in changes in working capital accounts of $159 million, including the following:
◦A change of $201 million related to the timing of the Section 31 fee rate changes and payments; and
◦A net decrease of $42 million related to changes in other underlying working capital accounts, primarily due to timing of payments and cash receipts.
Investing Activities
The $9.4 billion decrease in cash used in investing activities during the nine months ended September 30, 2024 from the comparable period in 2023 was primarily driven by the following:
•A decrease in cash paid for acquisitions, net of cash acquired, of $10.2 billion primarily related to the Black Knight acquisition in September 2023;
•We had net proceeds from our restricted investments of $202 million during the nine months ended September 30, 2024 as compared to net purchases of $956 million for the nine months ended September 30, 2023. The net purchases of $956 million for the nine months ended September 30, 2023 primarily consisted of short-term restricted investments purchased by ICE Clear Europe for regulatory capital requirements of which $680 million matured during the nine months ended September 30, 2024. This was offset by the $500 million of net proceeds from the offering of the 2031 Notes during the nine months ended September 30, 2024 that have been invested and will be used to pay the senior notes maturing in May 2025;
•We received $75 million from the sale of the Promissory Note during the nine months ended September 30, 2024;
•Capital expenditures and capitalized software development costs increased $150 million driven by full period Black Knight activity combined with leasehold improvements and build out of our new offices and one of our existing data centers;

•During the nine months ended September 30, 2024, we had purchases of equity and equity method investments of $24 million as compared to net proceeds of $90 million during the nine months ended September 30, 2023. The net proceeds were due to the sale of our Dun & Bradstreet investment for $97 million partially offset by equity investment purchases; and
•During the nine months ended September 30, 2024, we had net proceeds of $230 million from the invested margin deposit activity compared to net proceeds of $2.0 billion during the nine months ended September 30, 2023. These amounts fluctuate based on clearinghouse treasury investment activity related to collateral and liquidity management.
Financing Activities
The $60.0 billion decrease in cash used in financing activities during the nine months ended September 30, 2024 from the comparable period in 2023 was primarily driven by the following:
•The change in cash and cash equivalent margin deposits and guaranty fund liability decreased $64.3 billion due to reduced volatility from 2022 to 2023 which impacted the prior year change;
•During the nine months ended September 30, 2024, we had net repayments of debt of $861 million, primarily due to the repayment of the Term Loan, partially offset by the issuance of the 2031 Notes. During the nine months ended September 30, 2023, we had net proceeds from debt issuance of $514 million, primarily due to funding of the Black Knight acquisition;
•During the nine months ended September 30, 2024, we had net redemptions of commercial paper of $583 million as compared to net proceeds of $1.9 billion during the nine months ended September 30, 2023. Our commercial paper issuances and subsequent redemptions were related to financing the Black Knight acquisition; and
•Dividends paid to stockholders increased $67 million primarily due to the increase in the dividend per share for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
Debt
As of September 30, 2024, we had $21.2 billion in outstanding debt, consisting of $19.8 billion of unsecured senior notes and $1.4 billion under our Commercial Paper Program. Our senior notes of $19.8 billion have a weighted average to maturity of 14 years and a weighted average cost of 3.7% per annum. Our commercial paper notes had original maturities ranging from 1 to 28 days as of September 30, 2024, with a weighted average interest rate of 5.2% per annum and a weighted average remaining maturity of 19 days.
We have a $3.9 billion senior unsecured revolving credit facility, or the Credit Facility, with a maturity date of May 31, 2029. As of September 30, 2024, of the $3.9 billion that was available for borrowing under the Credit Facility, $1.4 billion was required to back-stop the amount outstanding under our U.S. dollar commercial paper program, or the Commercial Paper Program, and $172 million was required to support certain broker-dealer and other subsidiary commitments. The remaining $2.4 billion is available for working capital and general corporate purposes including, but not limited to, acting as a backstop to future increases in the amounts outstanding under the Commercial Paper Program.
We previously had a $2.4 billion two-year senior unsecured delayed draw term loan facility, or the Term Loan, with a maturity date of August 31, 2025. We borrowed the Term Loan in full on August 31, 2023 in connection with the Black Knight acquisition, and during the three months ended June 30, 2024, we fully repaid the amounts borrowed under the Term Loan.
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

On February 20, 2024, we commenced a consent solicitation with respect to the outstanding notes of a subsidiary of Black Knight, or the Black Knight Notes, pursuant to which we solicited consents from eligible holders to amend the Black Knight Notes and the related indenture, under which they were issued to eliminate certain of the covenants, restrictive provisions and events of default from such indenture. The consent solicitation expired February 28, 2024, at which time the requisite majority of consents had been received. On February 29, 2024, we paid the consenting holders aggregate cash consideration of $2.5 million and the amendment to eliminate the covenant to furnish certain reports, documents and information to holders of the Black Knight notes and the trustee under the indenture governing the Black Knight Notes took effect. On June 5, 2024, we completed a private offer to exchange 99.75% of the $1 billion aggregate principal amount of the outstanding Black Knight Notes for new senior notes issued by ICE, or the ICE Original Exchange Notes, and the remaining amendments took effect at that time. On September 10, 2024, we completed a registered exchange offer in which virtually all previously outstanding ICE Original Exchange Notes were exchanged for identical new senior notes that were registered under the Securities Act of 1933 and thereby became freely transferable, subject to certain restrictions applicable to affiliates and broker dealers.
On May 13, 2024, we issued $750 million in aggregate principal amount of 5.25% senior notes due 2031, or the 2031 Notes. We intend to use $500 million of the net proceeds from the offering of the 2031 Notes to repay a portion of the aggregate principal amount of the senior notes maturing in May 2025, or the 2025 Notes. The net proceeds intended to repay the 2025 Notes have been invested and recorded as short-term restricted investments in our consolidated balance sheet as of September 30, 2024. We used the remaining net proceeds to assist with the repayments of the outstanding borrowings under the Term Loan.
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
In December 2021, we entered into a Rule 10b5-1trading plan that became effective in February 2022. In connection with our acquisition of Black Knight, on May 4, 2022, we terminated our Rule 10b5-1 trading plan and suspended share repurchases. Therefore, we did not have any share repurchases during the nine months ended September 30, 2024 or 2023. The remaining balance of Board approved funds for future repurchases as of September 30, 2024 was $2.5 billion.
We may begin or discontinue stock repurchases at any time and may enter into, amend or terminate a Rule 10b5-1 trading plan at any time, subject to applicable rules. From time to time, we have entered, and in the future may enter, into Rule 10b5-1 trading plans, as authorized by our Board, to govern some or all of the repurchases of our shares of common stock. We expect funding for any stock repurchases to come from our operating cash flow or borrowings under our Commercial Paper Program or our debt facilities. The timing and extent of future repurchases that are not made pursuant to a Rule 10b5-1 trading plan will be at our discretion and will depend upon many conditions. In making a determination regarding any stock repurchases, management considers multiple factors, including overall stock market conditions, our common stock price performance, the remaining amount authorized for repurchases by our Board, the potential impact of a stock repurchase program on our corporate debt ratings, our expected free cash flow and working capital needs, our current and future planned strategic growth initiatives, and other potential uses of our cash and capital resources.
During the three months ended September 30, 2024, we paid a quarterly dividend of $0.45 per share of our common stock for an aggregate payout of $261 million, which includes the payment of dividend equivalents on unvested employee restricted stock units.
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
We currently expect to incur capital expenditures (including operational and real estate capital expenditures) and to incur software development costs that are eligible for capitalization ranging in the aggregate between $700 million and $740 million in 2024, which we believe will support the enhancement of our technology, business integration and the continued growth of our businesses.

As of September 30, 2024, we had $2.5 billion authorized for future repurchases of our common stock. We may resume repurchases of our common stock, subject to achieving certain debt leverage ratio targets. Refer to Note 10 to our consolidated financial statements included in this Quarterly Report for additional details on our stock repurchase program.
Our Board has adopted a quarterly dividend policy providing that dividends will be approved quarterly by the Board or the Audit Committee taking into account factors such as our evolving business model, prevailing business conditions, our current and future planned strategic growth initiatives and our financial results and capital requirements, without a predetermined net income payout ratio. On October 31, 2024, we announced a $0.45 per share dividend for the fourth quarter of 2024 with the dividend payable on December 31, 2024 to stockholders of record as of December 16, 2024.
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

	Exchanges Segment		Fixed Income and Data Services Segment		Mortgage Technology Segment		Consolidated
	Nine Months Ended September 30,
Operating income adjustments:	2024	2023	2024	2023	2024	2023	2024	2023
Total revenues, less transaction-based expenses	$3,723	$3,304	$1,719	$1,668	$1,514	$815	$6,956	$5,787
Operating expenses	989	944	1,087	1,057	1,648	1,017	3,724	3,018
Less: Amortization of acquisition-related intangibles	51	49	114	127	593	316	758	492
Less: Transaction and integration costs	—	—	—	—	88	201	88	201
Less: Regulatory matter	—	11	10	—	—	—	10	11
Less: Other	11	6	20	—	—	—	31	6
Adjusted operating expenses	$927	$878	$943	$930	$967	$500	$2,837	$2,308
Operating income/(loss)	$2,734	$2,360	$632	$611	$(134)	$(202)	$3,232	$2,769
Adjusted operating income	$2,796	$2,426	$776	$738	$547	$315	$4,119	$3,479
Operating margin	73%	71%	37%	37%	(9)%	(25)%	46%	48%
Adjusted operating margin	75%	73%	45%	44%	36%	39%	59%	60%
Non-operating income adjustments:
Net income attributable to ICE common stockholders							$2,056	$1,995
Add: Amortization of acquisition-related intangibles							758	492
Add: Transaction and integration costs							88	201
(Less)/Add: Litigation and regulatory matters							(150)	11
Add: Net losses from unconsolidated investees							63	91
Add: Loss on sale and fair value adjustments of equity investments and dividends received							1	7
Less: Net interest income on pre-acquisition-related debt							—	(12)
Add: Other							31	22
Less: Income tax effect for the above items							(199)	(178)
Less: Deferred tax adjustments on acquisition-related intangibles							(26)	(131)
Less: Other tax adjustments							—	(81)
Adjusted net income attributable to ICE common stockholders							$2,622	$2,417
Diluted earnings per share attributable to ICE common stockholders							$3.57	$3.55
Adjusted diluted earnings per share attributable to ICE common stockholders							$4.55	$4.30
Diluted weighted average common shares outstanding							576	562

	Exchanges Segment		Fixed Income and Data Services Segment		Mortgage Technology Segment		Consolidated
	Three Months Ended September 30,
Operating income adjustments:	2024	2023	2024	2023	2024	2023	2024	2023
Total revenues, less transaction-based expenses	$1,254	$1,114	$586	$559	$509	$330	$2,349	$2,003
Operating expenses	307	313	376	358	563	487	1,246	1,158
Less: Amortization of acquisition-related intangibles	17	16	37	42	198	133	252	191
Less: Transaction and integration costs	—	—	—	—	37	155	37	155
Less: Regulatory matter	—	—	10	—	—	—	10	—
Less/(Add): Other	(19)	—	6	—	—	—	(13)	—
Adjusted operating expenses	$309	$297	$323	$316	$328	$199	$960	$812
Operating income/(loss)	$947	$801	$210	$201	$(54)	$(157)	$1,103	$845
Adjusted operating income	$945	$817	$263	$243	$181	$131	$1,389	$1,191
Operating margin	76%	72%	36%	36%	(11)%	(48)%	47%	42%
Adjusted operating margin	75%	73%	45%	44%	35%	39%	59%	59%
Non-operating income adjustments:
Net income attributable to ICE common stockholders							$657	$541
Add: Amortization of acquisition-related intangibles							252	191
Add: Transaction and integration costs							37	155
Add: Regulatory matter							10	—
Add: Net losses from unconsolidated investees							18	26
(Less)/Add: Loss on sale and fair value adjustments of equity investments and dividends received							(2)	7
(Less)/Add: Other							(13)	16
Less: Income tax effect for the above items							(74)	(66)
Add/(Less): Deferred tax adjustments on acquisition-related intangibles							9	(46)
Adjusted net income attributable to ICE common stockholders							$894	$824
Diluted earnings per share attributable to ICE common stockholders							$1.14	$0.96
Adjusted diluted earnings per share attributable to ICE common stockholders							$1.55	$1.46
Diluted weighted average common shares outstanding							577	565

Amortization of acquisition-related intangibles are included in non-GAAP adjustments as excluding these non-cash expenses provides greater clarity regarding our financial strength and stability of cash operating results. For the nine months ended September 30, 2024, included in amortization of acquisition-related intangibles is $3 million of impairment related to developed technology within our Exchanges Segment.
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
Litigation and regulatory matters during the nine months ended September 30, 2024 include the $160 million gain related to the PennyMac arbitration award resolution and payment received and a regulatory accrual of $10 million during the three months ended September 30, 2024. Litigation and regulatory matters during the nine months ended September 30, 2023 include an accrual related to a regulatory settlement of $11 million. We do not consider events of this type to be reflective of our core business.
We adjust for our share of net gains/(losses) related to our equity method investments, which primarily include OCC and Bakkt. In addition, during the nine and three months ended September 30, 2024, we excluded a $1 million fair value loss and a $2 million fair value gain, respectively, on our equity investments without readily determinable fair values related to an impairment and identifying an observable price change in one of our investments. During the nine months ended September 30, 2023, we excluded the combined loss of $7 million related to our fair value adjustment and sale of our investment in Dun & Bradstreet, net of dividends. We believe these adjustments provide greater clarity of our performance, given that equity and equity method investments are non-cash and not a part of our core operations.

During the nine months ended September 30, 2023, we excluded $12 million of net interest income on interest earned on investments from the pre-acquisition debt proceeds, net of interest expense on pre-acquisition-related debt from our May 2022 debt refinancing related to the Black Knight acquisition.
Other adjustments not considered to be a part of our core business operations include:
•Duplicate rent expense of $21 million and $7 million incurred during the nine and three months ended September 30, 2024, respectively, related to our new London and New York leased offices. We took possession of the new London and New York leases during the fourth quarter of 2023 and first quarter 2024, respectively. The London office transition is complete, and we expect the transition to our new New York space to be completed in the fourth quarter of 2024. We view these duplicate non-cash rent expenses of the new offices during the transition to be incremental, non-recurring, and not related to our normal operations.
•During the nine months ended September 30, 2024, net $10 million of expense for valid claims made following an equity trading issue at NYSE that occurred in June 2024. This includes $30 million of expense for valid claims accrued as of June 30, 2024, net of $20 million in insurance proceeds received during the three months ended September 30, 2024.
•During the nine months ended September 30, 2023, $6 million of expense for claims made following a NYSE system outage that occurred in January 2023 and an impairment related to our consolidated audit trail, or CAT, loan receivable of $16 million.
Non-GAAP tax adjustments include the tax impacts of the pre-tax non-GAAP adjustments, deferred tax adjustments on acquisition-related intangibles, and other tax adjustments. The deferred tax adjustments on acquisition-related intangibles include a benefit of $26 million and an expense of $9 million for the nine and three months ended September 30, 2024, respectively, and a benefit of $131 million and $46 million for the nine and three months ended September 30, 2023, respectively, are primarily related to U.S. state apportionment changes. Other tax adjustments include a net benefit of $81 million during the nine months ended September 30, 2023 primarily related to audit settlements for pre-acquisition tax matters as well as state apportionment changes in prior years.
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

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$3,103	$2,573
Less: Capital expenditures	(212)	(104)
Less: Capitalized software development costs	(264)	(222)
Free cash flow	2,627	2,247
Add: Section 31 fees	4	205
Adjusted free cash flow	$2,631	$2,452
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
Contractual Obligations and Commercial Commitments
During the nine months ended September 30, 2024, we entered into a 15 year lease in New York City resulting in an initial net lease liability of $71 million. Other than this lease, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K.
New and Recently Adopted Accounting Pronouncements
During the nine months ended September 30, 2024, there were no significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 of our 2023 Form 10-K.
Critical Accounting Policies
During the nine months ended September 30, 2024, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K.
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
ITEM 1(A).    RISK FACTORS
During the nine months ended September 30, 2024, there were no significant new risk factors from those disclosed in Part I, Item 1A, "Risk Factors" in our 2023 Form 10-K. In addition to the other information set forth in this Quarterly Report, including the information in the "—Regulation" section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the factors discussed under “Risk Factors” and the regulation discussion under “Business—Regulation” in our 2023 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our 2023 Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
During the nine months ended September 30, 2024, there were no purchases made by or on behalf of ICE or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock.
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

ITEM 5.    OTHER INFORMATION
The following officers and directors adopted plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act:
(a) On August 6, 2024, Mayur Kapani, our Chief Technology Officer, terminated a trading plan for the sale of shares of ICE common stock, which was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The terminated plan was adopted on March 8, 2024 and would have expired on the earlier of (i) March 7, 2025 or (ii) upon the completion of the sale of the maximum number of shares under the terminated plan. The aggregate number of shares to be sold under the terminated plan was 2,790 shares.
(b) On August 12, 2024, Lynn C. Martin, our President, NYSE Group and Chair, ICE Fixed Income & Data Services, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) July 31, 2025 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 8,310 shares plus an undetermined number of shares to be sold resulting from the vesting of performance-based restricted stock units less the amount of shares that will be withheld to satisfy the payment of Ms. Martin's tax withholding obligations.
(c) On August 14, 2024, Benjamin R. Jackson, our President, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) July 31, 2025 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 39,110 shares plus an undetermined number of shares to be sold resulting from the vesting of performance-based restricted stock units less the amount of shares that will be withheld to satisfy the payment of Mr. Jackson's tax withholding obligations.
(d) On September 9, 2024, Mayur Kapani, our Chief Technology Officer, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) July 31, 2025 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 16,985 shares plus an undetermined number of shares to be sold resulting from the vesting of performance-based restricted stock units less the amount of shares that will be withheld to satisfy the payment of Mr. Kapani's tax withholding obligations.
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

Form of 3.625% Global Note due 2028 (incorporated by reference to Exhibit 4.5 to Intercontinental Exchange, Inc.'s Registration Statement on Form S-4 filed with the SEC on August 2, 2024, File No. 333-281203).

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	—	Section 1350 Certification of Chief Executive Officer.

32.2**	—	Section 1350 Certification of Chief Financial Officer.

101	—
The following materials from Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	—	The cover page from Intercontinental Exchange, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL.

*	Filed herewith.
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

Intercontinental Exchange, Inc. (Registrant)

Date: October 31, 2024	By:	/s/ A. Warren Gardiner
A. Warren Gardiner
Chief Financial Officer
(Principal Financial Officer)