Form 10-K
period 2024-12-31
Intercontinental Exchange, Inc.
filed 2025-02-06
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐   No   ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $78.0 billion.
As of February 3, 2025, the number of shares of the registrant’s Common Stock outstanding was 574,564,858 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders is incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year to which this report relates.

Intercontinental Exchange, Inc.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2024

PART I
In this Annual Report on Form 10-K, or this Annual Report, and unless otherwise indicated, the terms “Intercontinental Exchange,” “ICE,” “we,” “us,” “our,” “our company” and “our business” refer to Intercontinental Exchange, Inc., together with its consolidated subsidiaries. All references to “options” or “options contracts” in the context of our futures products refer to options on futures contracts. Solely for convenience, references in this Annual Report to any trademarks, service marks and trade names owned by ICE are listed without the ®, ™ and © symbols, but we will assert, to the fullest extent under applicable law, our rights to these trademarks, service marks and trade names.
We also include references to third-party trademarks, trade names and service marks in this Annual Report. Except as otherwise expressly noted, our use or display of any such trademarks, trade names or service marks is not an endorsement or sponsorship and does not indicate any relationship between us and the parties that own such marks and names.
The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. Figures in tables may not recalculate or sum exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
Forward-Looking Statements
This Annual Report, including the sections entitled “Business,” “Risk Factors,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be forward-looking statements.
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
•global political conditions including the presidential election results in the United States, or U.S., and general election results in many jurisdictions in the U.S. and United Kingdom, or U.K.;
•the global impact of the introduction of, or any changes to laws, regulations, rules or government policies with respect to, among other things, financial markets and climate change, as well as increased regulatory scrutiny or enforcement actions;
•volatility in commodity prices and equity prices, and price volatility of financial benchmarks and instruments such as interest rates, credit spreads, equity indices, foreign exchange rates, and mortgage industry trends;
•the impact of climate change and the impact of, and uncertainty related to, the transition to renewable energy, including regulatory and legislative changes;
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

•the resilience of our electronic platforms and soundness of our business continuity and disaster recovery plans, including in the event of cyberattacks and cyberterrorism;
•our ability to realize the expected benefits of our acquisitions and our investments, including our acquisition of Black Knight, Inc., or Black Knight;
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
•our ability to keep pace with technological developments and client preferences, including with regard to our emerging technology initiatives and the use of artificial intelligence in certain of our existing products;
•our ability to ensure that the technology we utilize is not vulnerable to cyberattacks, hacking and other cybersecurity risks or other disruptive events or to minimize the impact of any such events;
•our ability to keep information and data relating to the customers of the users of the software and services provided by our ICE Mortgage Technology business confidential;
•the impacts of a public health emergency or pandemic on our business, results of operations and financial condition as well as the broader business environment;
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
Our Exchanges segment includes trading and listings revenue from our global futures network and the New York Stock Exchange and other registered securities exchanges, or collectively, the NYSE, and various data and connectivity services that are directly related to those exchange platforms. Revenues reflect a mix of both diversified transaction revenues and recurring data and listings revenues. Our Exchanges segment generated revenues, less transaction-based expenses of $5.0 billion and accounted for 53% of our consolidated revenues, less transaction-based expenses in 2024. Key asset classes include:
•Energy Futures and Options: We offer a range of futures and options products that are designed to enable our customers to manage their risk across global energy markets. Our flagship Brent crude oil contract serves as the cornerstone of a global oil network that today includes over 800 related crude and refined oil products including locational and refined spreads. In addition, as natural gas and Liquefied Natural Gas, or LNG, continue to globalize, we offer one of the broadest footprints of regional and global natural gas benchmarks, which spans North America, Europe and Asia. Our leading environmental and power markets round out our diverse global energy network. For over two decades, our environmental markets have provided customers risk management tools to meet carbon cap and trade program requirements and renewable fuel standards. Increasingly, market participants are turning to our global environmental markets to help navigate and manage risk related to climate change, the energy transition and the move to net zero emissions.
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
•Listings: The NYSE has been the venue of choice for innovators, visionaries and leaders for over 230 years. The NYSE offers a unique hybrid market model that combines leading technology with an accountable market maker to provide human judgment, a community of the world’s greatest companies and premium brand visibility. With over 70% of S&P 500 companies listed on the NYSE as of December 31, 2024, we are a leading listing venue across a range of sectors from technology and healthcare, to financials and energy. In addition to corporate listings, the NYSE is a global leader in ETF listings with 75%, or roughly $7.8 trillion, of ETF assets under management, or AUM, as of December 31, 2024. Revenues from listing fees are largely recurring in nature.
We operate 6 clearing houses, each of which acts as a central counterparty, or CCP, that, for its clearing members, becomes the buyer to every seller and the seller to every buyer. Through this CCP function, our clearing houses provide financial security for each transaction, for the duration of the position, by limiting counterparty credit risk. Our clearing houses are responsible for providing clearing services to each of our futures exchanges, and in some cases, to third-party execution venues.
Mechanisms have been created, called guaranty funds, to provide partial protection in the event of a clearing member default. Except for ICE NGX Canada Inc., or ICE NGX, each of the ICE Clearing Houses (as defined below) requires that each clearing member make deposits into a guaranty fund maintained by the relevant ICE Clearing House. In addition, we have contributed $370 million of our own cash to the guaranty funds which is one component of the table below, and such amounts are at risk and could be used in the event of a clearing member default. We also maintain default insurance as an additional layer of clearing member default protection, which is also reflected in the table below. The default insurance was renewed in September 2022 and has a three-year term for the following clearing houses in the following amounts: ICE Clear Europe - $100 million; ICE Clear U.S. - $25 million; and ICE Clear Credit - $75 million. In addition, the table below includes a guaranty fund of $215 million maintained by ICE NGX funded by the following: (1) a $200 million letter of credit issued by a major Canadian chartered bank, and backed by default insurance underwritten by Export Development Canada, a Crown corporation operated at arm’s length from the Canadian government, and (2) $15 million held as restricted cash to fund the first loss amount that ICE NGX is responsible for under the default insurance policy. Separately, ICE NGX has also set aside $30 million of its own capital that could be used for liquidity purposes in the event that a direct participant of the ICE NGX clearing house, or Contracting Party, defaults.

Our contributions to each clearing house as of December 31, 2024 are listed below and our clearing houses are referred to herein collectively as “the ICE Clearing Houses”:

Clearing House	Products Cleared	Location	Exchange where Executed	Reporting Segment	ICE's Contribution
ICE Clear Europe	Energy, agricultural, interest rates and equity index futures and options contracts	U.K.	ICE Futures Europe, ICE Futures U.S., ICE Endex and ICE Futures Abu Dhabi	Exchanges	$297 million
ICE Clear U.S.	Agricultural, metals, foreign exchange, or FX, interest rate, and equity index futures and options contracts	U.S.	ICE Futures U.S.	Exchanges	$100 million
ICE Clear Credit(1)	OTC North American, European, Asian-Pacific and Emerging Market CDS instruments	U.S.	Creditex and third-party venues	Fixed Income and Data Services	$125 million
ICE Clear Netherlands	Derivatives on equities and equity indices traded on regulated markets	The Netherlands	ICE Endex	Exchanges	$2 million
ICE Clear Singapore	Energy, metals and financial futures products	Singapore	ICE Futures Singapore	Exchanges	$1 million
ICE NGX	Physical North American natural gas, environmental commodities and physical and financial electricity	Canada	ICE NGX	Exchanges	$245 million
(1)    Although ICE Clear Credit is included in the Fixed Income and Data Services reporting segment, it is included in the table as a part of our suite of global clearing houses.
Fixed Income and Data Services Segment
Our Fixed Income and Data Services segment includes our fixed income execution, or ICE Bonds, CDS clearing, our fixed income data and analytics offerings, and other multi-asset class data and network services. Our leading fixed income pricing and reference data offerings serve as the foundation for a broader fixed income network that provides our customers solutions that span the full workflow including pre- and post-trade analytics, a range of execution protocols and indices. In addition, our multi-asset class connectivity, feeds and desktop solutions, which comprise our Other Data and Network Services business, leverage a common sales force, which can enhance cross-selling opportunities across the Fixed Income and Data Services segment. The Fixed Income and Data Services segment generated revenues of $2.3 billion in 2024 and accounted for 25% of our consolidated revenues, less transaction-based expenses.
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
•CDS Clearing: ICE Clear Credit currently supports Single Names CDS on over 670 reference entities and over 180 Index CDS instruments. Revenues also include interest income on certain clearing margin deposits related to our CDS clearing business.
•Fixed Income Data and Analytics: We are a leading provider of end-of-day and continuous evaluated pricing services on nearly three million fixed income securities spanning approximately 150 countries and 80 currencies including sovereign, corporate and municipal bonds, mortgage and asset-backed securities as well as leveraged loans. Our reference data offering complements our evaluated pricing by providing our clients a broad range of descriptive information, covering millions of financial instruments that, when coupled with our pricing services, act as the foundation for our leading fixed income index complex, ICE Data Indices, LLC, or ICE Data Indices. We also offer a range of fixed income analytics and other workflow solutions including: best execution services, liquidity indicators, fixed income and derivatives portfolio analytics and our ETF Hub. Our fixed income customers use our data, indices and analytics to inform pre-trade decision making, support post-trade regulatory and compliance needs and improve operational efficiency. In addition, our newer offerings in this area include a variety of sustainable data and analytics offerings. Fixed Income Data and Analytics revenues are largely recurring in nature.

•Other Data and Network Services: We offer a multi-asset class connectivity solution called the ICE Global Network. The ICE Global Network offers highly secure, low latency connectivity solutions to reach over 150 trading venues and over 750 data sources. In addition, our consolidated feeds business provides data from a broad array of trading venues and news feeds through a common application programming interface, or API. Finally, our desktop solutions support commodity and energy traders, risk managers, financial advisors, wealth managers and retail traders, and include a robust instant messaging, or IM, system that protects the privacy of over 125,000 users, while also enabling greater collaboration. Other Data and Network Service revenues are largely recurring in nature.
Mortgage Technology Segment
Over the last eight years, ICE has constructed a network aimed at identifying and solving the inefficiencies that exist in the U.S. residential mortgage market. From application through closing, servicing and the secondary market, our network is intended to connect the key stakeholders across the mortgage origination workflow and provide our customers with data services and technology that deliver greater transparency and enable significant customer efficiency gains. Our Mortgage Technology segment generated revenues of $2.0 billion in 2024 and accounted for 22% of our consolidated revenues, less transaction-based expenses.
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
Our servicing solutions support first lien mortgages, home equity loans and lines of credit on a single platform to manage all servicing processes, including loan setup and maintenance, escrow administration, investor reporting, and regulatory requirements. We also provide solutions that provide consumers with access to customized, timely information about their mortgages and allow our clients’ customer service representatives to access the same customer information, which is key to increasing borrower retention. Another servicing solution provides clients, third-party providers and their developers access to our growing catalog of APIs across the mortgage life cycle. Revenues related to our servicing software products are largely recurring in nature.
Our default servicing solutions help simplify the complex process for loans that move into default, while supporting servicers with their compliance requirements and to facilitate more efficient loss mitigation processes. We also offer advanced technology to support the bankruptcy and foreclosure process, and more efficiently manage claims related to properties in foreclosure, as well as tools to support loss analysis, to help servicers make the right decisions at the right time. Revenues from default servicing solutions are largely transaction-based and are based on the number of foreclosures.
•Data and Analytics: Our data and analytics offerings include those related to ICE Mortgage Technology’s Data & Document Automation, or DDA, Mortgage Analyzer solutions, or Analyzer, which offers customers greater efficiency by streamlining data collection and validation through our automated document recognition and data extraction capabilities. Analyzer revenues can be both recurring and transaction-based in nature. In addition, our data offerings include near real-time industry and peer benchmarking tools, which provide originators a granular view into the real-time trends in the U.S. residential mortgage market, as well as credit and prepayment models, custom and proprietary analytics, valuation, and MLS solutions. We also provide de-identified mortgage origination data for lenders and industry participants to access industry data and origination information. The data and insights from these solutions inform, support and enhance our other solutions to help lenders and servicers make more informed decisions, improve performance, identify and predict risk and generate more qualified leads. Revenues related to our data products are largely subscription-based and recurring in nature.
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
Cybersecurity
Our business is susceptible to cyberattacks due to our reliance on technology and software used by us and third parties, as well as due to our use and retention of confidential data. For further discussion of our cybersecurity activities and strategies, see Part I, Item 1(C), "Cybersecurity".
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
Human Capital Resources
Employees
As of December 31, 2024, we had a total of 12,920 employees. In the U.S., we had a total of 7,747 employees. Internationally, we had a total of 5,173 employees, including 3,394 in India, 789 in the U.K. and 399 in the rest of Europe. Of our total employee base, less than 1% is subject to collective bargaining agreements, and such relations are considered to be good.
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
To promote our business objectives, we are focused on supporting inclusion and belonging across our broader employee population and the representation of diverse experiences and perspectives on our Board of Directors. We hold ourselves accountable via periodic data reporting to senior management, data reporting to our Board of Directors, and transparency in reporting data to our stakeholders via our annual Sustainability Report, including Equal Employment Opportunity, or EEO-1 data.
Corporate Giving
Financial education is the cornerstone of our corporate giving efforts, which include support for several organizations. We underwrite financial education programs in the U.S., U.K. and India. We make additional charitable contributions throughout the communities where we have offices and our employees are encouraged to do the same, including through a $5,000 annual match to employees for charities of their choice.
Corporate Citizenship
We strive to create long-term value for our stockholders, including by promoting sustainable business practices. That includes a focus on:
•Human capital management: Our people are our greatest asset and fostering a diverse, engaged workforce is critical.
•Risk management: From cybersecurity to operational resiliency to regulatory compliance, risk management is at the heart of how we operate.
•Environmental risks and opportunities: We are addressing our impact on the climate, the climate’s impact on our business and our opportunities to support a broader sustainability impact through our products and services.
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
The record consolidated revenues, less transaction-based expenses, we achieved in 2024 reflect our focus on the implementation and execution of our long-term growth strategy.
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
Regulation of our Data Business
We have a U.S. subsidiary, ICE Data Pricing & Reference, LLC, that is registered with the SEC under the Investment Advisers Act of 1940, or the Investment Advisers Act, for its evaluated pricing and other advisory services. The Investment Advisers Act imposes numerous regulatory obligations on registered investment advisers, including those relating to the management and distribution of products and services, record-keeping, compliance oversight, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. Investment advisers also are subject to certain state securities laws and regulations. ICE Data Services (Australia) Pty. Ltd. provides financial services in Australia and is licensed by the Australian Securities and Investment Commission, or ASIC. ICE Data Desktop Solutions (Europe) Limited provides certain financial services throughout Europe and is regulated by the FCA.
Regulation of our Index Business
We have an index business, ICE Data Indices, LLC, or ICE Data Indices, which includes equity, fixed income, commodity, volatility, mortgage, sustainability and foreign exchange indices. ICE Data Indices applies the International Organization of Securities Commissions, or IOSCO, Principles for Financial Benchmarks to its indices, and is recognized as a third-country benchmark administrator by the FCA under the U.K. Benchmarks Regulation, or U.K. BMR. In addition, ICE Benchmark Administration Limited, or IBA, applies the IOSCO Principles for Financial Benchmarks to its indices and is authorized and regulated by the FCA for the regulated activity of administering a benchmark and is authorized as a benchmark administrator under the U.K. BMR.
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

Regulatory Changes
Domestic and foreign policy makers continue to review their legal frameworks governing financial markets, and periodically change the laws and regulations that apply to our business and to our customers’ businesses. Our key areas of focus on these evolving efforts are:
•Increased Bank Capital Requirements. The Board of Governors of the Federal Reserve, or the Federal Reserve, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation proposed to implement various Basel Committee standards which would increase U.S. bank capital requirements (Basel III Endgame). The Basel III Endgame would apply credit valuation adjustment risk capital requirements to bank-affiliated clearing members' exposures to their clearing clients. The Federal Reserve also proposes to revise the risk-based capital surcharge for global systemically important bank holding companies to include bank-affiliated clearing members' exposures to their clearing clients in additional aspects of the surcharge calculation. Both proposals would increase capital requirements for client clearing activities, which could increase costs for clearing services, decrease clearing members' clearing capacity, and result in a reduction of cleared volumes at our clearing houses. The Basel III Endgame proposal could also discourage participation in mortgage lending and servicing, resulting in a reduction of mortgage volumes at ICE Mortgage Technology, negatively impact U.S. capital markets, end users' ability to hedge and raise financing through public markets and degrade liquidity. The Basel III Endgame received significant industry feedback, and in September 2024, Michael Barr, Vice Chairman for Supervision of the Federal Reserve, indicated that he intends to recommend that both the Basel III Endgame and G-SIB surcharge be re-proposed. Under the new administration, it is possible that the Basel III Endgame and G-SIB surcharge could be revised beyond the changes suggested by Michael Barr.
•EMIR 3.0. Under the European Market Infrastructure Regulation, or EMIR, known as EMIR 3.0, EU counterparties will need to establish accounts and clear a minimum number of trades (referred to as the active account requirement) in euro-denominated short-term interest rate products with an EU-based clearing house which will affect ICE Euribor and €STR contracts.
•Policy intervention to address high energy prices. Various legislative proposals in the EU have been adopted to address high energy prices and impact ICE Endex, the primary European exchange for the benchmark European gas contract, and ICE Clear Europe, which clears ICE Endex contracts. These policy interventions include a temporary price cap on certain Dutch Title Transfer Facility, or TTF, derivatives traded on ICE Endex, which expired on January 31, 2025. In addition, in December 2022, a coalition of G7 and other nations set the price of certain Russian crude oil at or below $60 a barrel, which remains in place and impacts the services we offer to clients.
•Recognition of our Businesses in Foreign Jurisdictions and Continued Access by Market Participants. In January 2025, the European Commission extended until June 2028 the temporary equivalence decision that allows continued access by EU firms to clear trades at U.K. CCPs.
•Regulation of ESG data and ratings. Many jurisdictions have adopted or are proposing or considering proposals to regulate environmental, social or governance, or ESG, data providers, as well as ESG ratings. In December 2024, the EU Regulation on ESG Ratings Providers was published in the Official Journal of the EU. The regulation introduces a regulatory regime for ESG rating providers operating in the EU and will take effect in July 2026. Certain ICE Data Service offerings will likely be in scope and will be required to become authorized and supervised by ESMA. The U.K. government has also published draft legislation proposing to regulate ESG data providers. If adopted, certain ICE Data Service offerings could be subject to increased regulation and oversight by the FCA.
•Equity Market Structure Rules. In September 2024, the SEC adopted new rules regarding equity market structure which changed the minimum pricing increments, or tick sizes, for the quoting of certain stocks to allow these stocks to be priced with tighter spreads and reduced current fee caps exchanges can charge market participants for access to protected quotations. These rules have been challenged in court and the SEC has stayed implementation of these rules pending judicial review. The SEC also adopted rules requiring all exchange fees charged and rebates paid for execution of an order to be determinable at the time of execution and accelerating the date by which market participants must make information available for smaller-sized orders, which will take effect in November 2025. These rules, including those currently stayed, could affect market and competitive dynamics for venues that facilitate trading of equity securities.
•EU Deforestation Regulation. In December 2024, the EU postponed the effective date of the EU Deforestation Regulation, or EUDR, from December 30, 2024 to December 30, 2025 for large companies and to June 30, 2026 for small entities. EUDR requires that certain commodities (including cocoa and coffee) and their products be from deforestation-free land and meet other requirements before they can be placed or made available on the EU market, or exported from it. The EUDR requirements may decelerate the physical trade of cocoa and coffee, impact the usability of EU coffee and cocoa physical inventories, and reduce trading volumes on ICE Futures Europe of the Robusta Coffee Contract and London Cocoa Contract and on ICE Futures U.S. of the Coffee C Contract (Arabica).
•EU DORA Regulation. The Digital Operational Resilience Act, or DORA, is an EU regulation that establishes an information and communication technology, or ICT, risk management framework for the EU financial sector. DORA establishes technical standards that EU financial entities must implement by January 2025 and imposes requirements relating to risk management, reporting, and information and communications technology service provider oversight. ICE Endex and ICE Clear Netherlands are EU financial entities and, thus, directly subject to DORA requirements. In addition, EU financial entities using ICT services provided by ICE may be required to impose certain obligations on ICE entities. In January 2025, the European Commission provided guidance clarifying that financial services provided by a regulated entity (including those regulated outside the EU) should not be considered ICT services under DORA.
See the discussion below and Item 1(A) “- Risk Factors” in this Annual Report for additional description of regulatory and legislative risks and uncertainties.
Available Information
Our principal executive offices are located at 5660 New Northside Drive, 3rd Floor, Atlanta, Georgia 30328. Our main telephone number is 1-770-857-4700, and our website is www.ice.com.
We are required to file reports and other information with the SEC. A copy of this Annual Report on Form 10-K, as well as any future Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are available free of charge, on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. A copy of these filings is also available at the SEC’s website (www.sec.gov). From time to time, we may use our website and/or social media, including X, formerly known as Twitter, as distribution channels of material information. The website to access our X account is https://x.com/ICE_Markets. References in this Annual Report to our website address, to the SEC’s website address and to our account on X do not constitute incorporation by reference of the information contained on the website and should not be considered part of this Annual Report.
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
Business and Industry
•    Global economic, political and financial market events or conditions have at times in the past negatively impacted and may in the future negatively impact our business.
•    Our business is subject to the impact of interest rate and inflation levels and volatility and financial markets volatility, which are caused by conditions that are beyond our control.
•    Our role in the global financial system positions us at a greater risk for cyberattacks, cyberterrorism and other cybersecurity risks.

•    We may be at greater risk from terrorism than other companies.
•    Systems failures in the derivatives and securities trading industry and mortgage technology industry have in the past negatively impacted us and could in the future negatively impact us.
•    Owning clearing houses exposes us to risks, including risks related to defaults by clearing members, risks related to investing margin and guaranty funds and the cost of operating the clearing houses.
•    If the value of securities held as margin or guaranty fund contributions by our clearing houses declines or a sovereign government issuer defaults, clearing members may be at risk of defaulting, which could adversely impact our clearing houses.
•    Owning and operating cash equity and options exchanges exposes us to risks, including the regulatory responsibilities to which these businesses are subject.
•    Fluctuations in foreign currency exchange rates could adversely affect our financial results.
•    We may have difficulty executing our growth strategy and maintaining our growth effectively.
•    We may not be successful in offering new products or technologies or in identifying opportunities.
•    Climate change poses operational, commercial, reputational, regulatory and financial risks.
•    We face reputational, regulatory and financial risks related to our ability to respond to diverse stakeholder expectations and requirements on sustainability-related topics, including in connection with a transition to clean and renewable energy.
•    We have in the past been, and may in the future be, required to recognize impairments of our goodwill, other intangible assets or investments.
•    Our majority investment in Bakkt Holdings, Inc., or Bakkt, may introduce additional risks to our business due to its evolving business model.
•    Pandemics and other public health emergencies could adversely affect our business, results of operations and financial condition.
Legal and Regulatory
•    Our businesses and those of many of our clients have been and continue to be subject to extensive legislation and regulatory scrutiny, and we face the risk of changes to our regulatory environment and business in the future.
•    Our compliance and risk management methods, as well as our fulfillment of our regulatory obligations, may not be effective, which could lead to enforcement actions by our regulators or other legal proceedings.
•    Regulatory developments or court rulings may have an adverse impact on our ability to derive revenue from market and mortgage data and technology and connectivity fees.
•    Ongoing impacts and uncertainty following the U.K.'s exit from the EU, commonly referred to as Brexit, could adversely impact our business, results of operations and financial condition.
•    Risks relating to the administration of benchmarks and indices, and changes to, cessations of, and the replacement of, or transition from, benchmarks and indices may result in legal risks and could adversely affect our business.
•    We may face liability for content contained in our data products and services.
•    We are subject to significant litigation and liability risks, including enforcement actions by our regulators.
Operational and Liquidity
•    Our systems and those of our third-party service providers are vulnerable to cyberattacks, hacking and other cybersecurity risks, which could result in wrongful manipulation, disclosure, destruction, or use of our information or that of a third party, or which could make our customers unable or reluctant to use our electronic platforms or other products and services.
•    Our business has in the past been, and may in the future be, harmed by computer and communication systems failures and delays.
•    An interruption or cessation of an important service, data or content supplied by any third party, or the loss of an exclusive license, could have a material adverse effect on our business.

•    Our emerging technology initiatives under development and the use of artificial intelligence in certain of our existing products may be unsuccessful and may give rise to various risks, which could adversely affect our business, reputation or operating results.
•    Our success largely depends on key personnel, including our senior management, and having adequate succession plans in place. We may not be able to attract, retain and develop the highly skilled employees we need to support our business, which could harm our business.
•    We currently have a substantial amount of outstanding indebtedness which could adversely affect our financial condition and operations and restrict our activities or our ability to satisfy our debt service obligations.
Competition and Reputational Harm
•    We face intense competition, and if we fail to keep up with rapid changes in technology and client preferences, it could negatively impact our competitive position.
•    Damage to our reputation could damage our business.
Mergers & Acquisitions and Common Stock
•    We may fail to realize the anticipated cost savings, growth opportunities and synergies and other benefits anticipated from our past or future acquisitions and strategic investments, which could adversely affect our business and the value of our common stock.
•    We are a holding company and depend on our subsidiaries for dividends, distributions and other payments.
•    Provisions of our organizational documents and Delaware law may delay or deter a change of control of ICE.
Intellectual Property
•    Our use of "open source" software could negatively impact our ability to sell our products and services and subject us to litigation.
•    A failure to protect our intellectual property rights, or allegations that we have infringed the intellectual property rights of others, could adversely affect our business.
BUSINESS AND INDUSTRY
Global economic, political and financial market events or conditions have at times in the past negatively impacted and may in the future negatively impact our business.
Adverse macroeconomic conditions, including recessions, inflation, supply chain issues, labor shortages, government shutdowns, currency fluctuations, interest rate changes, increased mortgage foreclosure volume, decreased mortgage origination or servicing volume, geopolitical events or conflicts, political uncertainty and discord, international trade disputes and sanction laws, including the imposition of tariffs or other protectionist measures, actual or anticipated large-scale defaults or failures or slowdown of global trade and travel have in the past negatively impacted consumer and corporate confidence and resulted in reductions in consumer, government and corporate spending, and could have such effects in the future, and in turn impact our business. If our customers reduce spending, workforce, mortgage origination, mortgage servicing activity or trading activity, or if there is reduced demand for financial and property data as a result of adverse macroeconomic conditions, our revenues could decline.
During 2024, macroeconomic conditions, including interest rate, inflation and market volatility, the presidential election in the United States and general elections in many jurisdictions in the U.S. and abroad, along with geopolitical concerns, including the conflicts in Ukraine and the Middle East, created economic and political uncertainty and volatility in global markets, which resulted in a dynamic operating environment and impacted our operations and results. We expect these impacts may continue in 2025. Although inflation generally decreased in 2024 and central banks began modest reductions in interest rates, there remains uncertainty regarding, and volatility in, the inflation rate. Higher inflation levels could return, however, due to, among other things, potential tax cuts or tariffs, which could reduce the appetite for continued interest rate cuts and even necessitate interest rate increases in 2025, which could have a negative impact on our business. Changes in monetary policies resulting from contrasting election results in many of the countries in which we operate, such as the U.S., U.K. and EU, could impact our business. Beginning in 2022, the Russia-Ukraine conflict has been a catalyst for an energy crisis in Europe. Government interventions related to the energy crisis resulting from the Russia-Ukraine conflict, such as the Market Correction Mechanism (price cap), or interventions that may be proposed in the future related to the Russia-Ukraine conflict or the conflict in the Middle East have had and could in the future have a negative impact on our business. See Item 1 “- Business - Regulation” above for additional information on various legislative proposals in the EU to address high energy prices.

In addition, U.S. trade and diplomatic tensions, including trade disputes and tariffs as well as U.S. government policies toward China and Chinese government policies toward the U.S., are likely to impact our existing business and future opportunities. For example, the Holding Foreign Companies Accountable Act, or HFCAA, requires the SEC to suspend trading in the U.S. of any company whose accounting firm the Public Company Accounting Oversight Board, or PCAOB, is unable to inspect or investigate for three consecutive years. In November 2023, following inspections of audit firms for the Chinese and Hong Kong issuers the SEC had previously identified as using non-inspected audit firms, the PCAOB announced settlements related to these inspections, which could lead to fewer Chinese companies listing in the U.S. Moreover, there remains the risk that the SEC may suspend trading of NYSE-listed companies under the HFCAA, which would require us to suspend trading for those companies to comply with U.S. government policies, which could impact our business. Other political developments, including changes in China-Taiwan relations, trade disputes and tariffs on countries such as Canada or Mexico, may also impact our business and future opportunities.
The market and mortgage data subscriptions and trading volumes in our markets could decline substantially if our market participants reduce their level of spending or trading activity for any reason, including:
•    adverse market conditions that curtail the addition of new customers or cause a decrease in purchases by our existing customers for our subscription-based products and services;
•    weakness in the macroeconomic environment that causes our customers to delay or cancel existing orders or subscriptions;
•    cost-cutting pressures across the industry or a decrease in demand for our subscription-based products and services that lead to a reduction in price;
•    consolidation in our markets or the markets of our customers that results in a reduction in the number of market participants;
•    a reduction in trading demand by customers or a decision to curtail or cease hedging or speculative trading;
•    regulatory or legislative changes impacting our business, our customers and financial markets;
•    political uncertainty and discord could negatively impact us if we are viewed as taking a political stance that is contrary to our customers’ beliefs or principles;
•    the impact of climate change and the impact of, and uncertainty related to, the transition to renewable energy and away from fossil fuels, including regulatory or legislative changes;
•    a prolonged decrease in volatility in the financial markets;
•    heightened capital and margin requirements or mandated reductions in leverage resulting from new regulations;
•    defaults by clearing or exchange members or the inability of participants to pay out contractual obligations;
•    changes to our contract specifications that are not viewed favorably by our market participants; or
•    reduced access to, or availability of, capital required to fund trading activities.
A reduction in our overall trading volume could render our markets less attractive to market participants as a source of liquidity, which could result in further loss of trading volume and associated transaction-based revenues. A reduction in trading volumes could also result in a corresponding decrease in demand for our market data, which would further reduce our overall revenue.
Further, NYSE’s revenue increases when more companies are seeking access to public markets, and on the NYSE specifically. Reduced demand for IPOs as compared to historical levels, or issuers choosing to list on venues other than the NYSE, have had and could continue to have an adverse effect on our revenues.
In addition, adverse conditions in the residential mortgage lending industry, including a substantial or prolonged decline in mortgage lending volume or an increase in mortgage foreclosure volume, have in the past increased our costs or had an adverse effect on our revenues and may do so in the future. For example, beginning in early 2022, in line with the Federal Reserve raising rates numerous times as part of its anti-inflation strategy, mortgage lending volume decreased substantially. Although this trend has stalled or partially reversed at times in 2023 and 2024, it could continue in the future, meaning we could see a further decline in mortgage origination volumes. This decrease in lending volume has adversely affected our revenues, in particular those of a transactional nature which are directly connected to the number of loans processed using our technology. Factors that are currently adversely impacting mortgage lending volumes include elevated mortgage interest rates, as well as housing affordability and availability. Additional factors that could now or in the future adversely impact mortgage lending volumes include reduced consumer and investor demand for mortgages, more stringent underwriting guidelines, decreased liquidity in the secondary mortgage market, high levels of unemployment, high levels of consumer debt, lower consumer confidence, changes in tax and other regulatory policies, the number of existing mortgages eligible for refinancing, and other macroeconomic factors. Although certain of our mortgage technology products, in particular those supporting default management, may see higher demand during times of rising mortgage foreclosure volume, this increase in demand may be outweighed by the impacts of reduced mortgage lending volume and in the aggregate may have a material adverse effect on our business, financial condition, and results of operations. A reduction in mortgage volume could also result in a corresponding decrease in demand for mortgage data products, which would further reduce our revenues.
Our business is subject to the impact of interest rate and inflation levels and volatility and financial markets volatility, which are caused by conditions that are beyond our control.
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
In addition, interest rates are a significant factor influencing mortgage loan production volumes and loan foreclosures, as discussed above. Rising or high interest rates generally reduce mortgage loan production volumes and increase loan foreclosures, which has in the past impacted and could in the future impact our transaction-based revenues.
Rapid increases in and high levels of inflation in recent years have impacted the credit health of market participants, increased the risk of default and increased the risk of companies not being able to comply with listing standards. An inflationary environment generally also reduces consumer optimism, resulting in lower demand for mortgage loans. Although inflation generally moderated in 2024, inflation rates have remained volatile and uncertainty remains regarding whether inflation will increase again in the future. Higher inflation levels could adversely affect our business, including by further increasing the cost of capital, resulting in a slowdown of the growth of early stage companies, causing companies to stay private longer.
Factors that are particularly likely to affect price and interest rate levels and volatility, and thus trading and mortgage loan production volumes, include:
•    global economic and market conditions;
•    global political conditions including political uncertainty and discord as a result of elections in many jurisdictions, including in the U.S. and the U.K.; and
•    concerns over recession, inflation, deflation, legislative and regulatory changes, government fiscal and monetary policy, including actions by the Federal Reserve and other foreign monetary units governing bodies, developments related to the U.S. federal debt ceiling, including the possibility of a government shutdown, default by the U.S. government on its debt obligations or related credit rating downgrades, and investor and consumer confidence levels.
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
•    political developments impacting international trade, including trade disputes and increased tariffs, particularly between the U.S. and China, Canada or Mexico and imposition of protectionist measures;
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
Our role in the global financial system positions us at a greater risk for cyberattacks, cyberterrorism and other cybersecurity risks.
The cybersecurity threat landscape remains a macro concern for most organizations, and particularly those associated with the U.S. financial infrastructure. We may be more likely than other companies to be a target of cyberattacks and other cybersecurity risks due to our role in the global financial ecosystem and the high-profile nature of many of our businesses that deliver critical services to a broad range of financial market participants. For a discussion of our cyber risks, see “—Item 1- "Business—Cybersecurity". Our systems and those of our third-party service providers are vulnerable to cyberattacks, hacking and other cybersecurity risks, which could result in wrongful manipulation, disclosure, destruction, or use of our information or that of a third party, or which could make our customers unable or reluctant to use our electronic platforms or other products and services.”
It is impossible to precisely predict the likelihood or impact of any cyberattack on the securities industry generally, or on our business. In the event of a cyberattack or a threat of a cyberattack, our security measures and contingency plans may be inadequate to prevent significant disruptions in our business, technology or access to the infrastructure necessary to maintain our business. Any of these events could adversely affect our business, financial condition and operating results.
We may be at greater risk from terrorism than other companies.
Given our prominence in the global financial industry and the location of many of our properties and personnel in U.S., U.K. and European financial centers, including Manhattan, and our presence in India, Abu Dhabi and Israel, we may be more likely than other companies to be a direct target, or an indirect casualty, of attacks by terrorists or terrorist organizations, or other extremist organizations that employ threatening or harassing means to achieve their social or political objectives. Damage to our business or facilities due to such attacks may be significantly in excess of insurance coverage, and we may not be able to insure against some damage at a reasonable price or at all. The threat of terrorist attacks may also negatively affect our ability to attract and retain employees. In addition, terrorist attacks may cause instability or decreased trading in the markets we operate, including trading on our securities exchanges. Any of these events could adversely affect our business, financial condition and operating results.
Systems failures in the derivatives and securities trading industry and mortgage technology industry have in the past negatively impacted us and could in the future negatively impact us.
High-profile system failures in the derivatives and securities trading industry and mortgage technology industry, including due to cybersecurity disruptions and attacks, have in the past, and could in the future, negatively impact our business and result in a loss of confidence in our technology and our markets, regulatory investigations, fines and penalties and business activity slowdown or interruptions. Further, regulators have imposed requirements for trading platforms that have been costly for us to implement and could result in a decrease in demand for some of our services. In particular, the SEC’s Regulation Systems Compliance and Integrity, or Regulation SCI, and the CFTC’s system safeguards regulations subject portions of our securities and derivatives trading platforms and other technological systems related to our clearing houses, trade repositories and the U.S. Swap Execution Facility, or SEF, to extensive regulation and oversight. Ensuring our compliance with the requirements of Regulation SCI and the CFTC’s system safeguards regulations requires significant ongoing administrative and compliance expenses and burdens. The SEC’s expansion of the obligations under Regulation SCI, including to the ICE businesses or systems that are determined to be in the scope of the regulation, in the past has resulted, and in the future could result, in significant additional expenditures. In addition, the Digital Operational Resilience Act, or DORA, that went into effect on January 17, 2025, establishes an information and communication technology, or ICT, risk management framework for the EU financial sector and imposes risk management, reporting and information oversight for EU financial entities and their ICT third-party service providers. Some of our businesses are impacted by the compliance burdens and costs of DORA as EU financial entities or ICT third-party service providers to EU financial entities.
Owning clearing houses exposes us to risks, including risks related to defaults by clearing members, risks related to investing margin and guaranty funds and the cost of operating the clearing houses.
There are risks inherent in operating clearing houses, including exposure to the market and counterparty risk of clearing members, market liquidity risks, defaults by clearing members and risks associated with custody and investing margin or guaranty fund assets provided by clearing members to our clearing houses, which could subject our business to substantial losses. As of December 31, 2024, we custody a total of $84.3 billion of clearing members' margin and guaranty funds across all of our clearing houses. To the extent available, ICE clearing houses use Sovereign Central Banks to custody assets. For example, ICE Clear Credit holds the U.S. dollar cash and U.S. Treasuries that clearing members transfer to satisfy their original margin and guaranty fund requirements at its account at the Federal Reserve. ICE clearing houses may also use third-party investment agents for investment of cash assets, subject to the guidelines provided by each clearing house, and may add or change the investment agents from time to time.
Although our clearing houses have policies and procedures to manage the risks to which they are exposed, including collecting margin and guaranty fund contributions from clearing members, such policies and procedures may not succeed in preventing losses after a member's or counterparty’s default. The processes for calculating and setting margins and financial safeguards is complex and there is no guarantee that our risk models that are utilized to calculate margin and our financial safeguard procedures will adequately protect us in all circumstances. In addition, from time to time, we may redesign the methodology of the risk models that are utilized to calculate margin. Redesigning and implementing a new risk model is a complex process, involving quantitative analysis, regulatory approval and implementation risk. We cannot guarantee that the measures and safeguards we have undertaken to design, implement and operate risk models, calculate and collect margin, and protect our clearing houses in the case of a clearing member default, will be sufficient. Accordingly, it is possible that we would be materially and adversely affected in the event of one or more significant defaults. We have contributed our own capital, or ‘Skin in the Game’, to the front of the guaranty fund of each of the clearing houses that could be used in the event of a default. We also have default insurance that resides after and in addition to the ICE Clear Credit, ICE Clear Europe, and ICE Clear U.S. ‘Skin in the Game’ contributions to the default waterfalls of each of the clearing houses and before the guaranty fund contributions of the non-defaulting clearing members. Notwithstanding these actions, the default of one or more of the clearing members could subject our business to substantial losses and/or cause our customers to lose confidence in our clearing houses and, as a result, in our exchange traded business in general.
If the value of securities held as margin or guaranty fund contributions by our clearing houses declines or a sovereign government issuer defaults, clearing members may be at risk of defaulting, which could adversely impact our clearing houses.
Our clearing houses hold a substantial amount of assets as margin or guaranty fund contributions, which comprise U.S. and other sovereign treasury securities. As of December 31, 2024, our clearing houses held $83.1 billion of non-cash margin or guaranty fund contributions in U.S. and other sovereign treasury securities: $72.0 billion of this amount was comprised of U.S. Treasury securities, $6.5 billion of various EU member country Treasury securities, $2.6 billion of U.K. Treasury securities and $1.9 billion of other European, Japanese, Canadian and Tri-Party Treasury securities. Sovereign treasury securities have historically been viewed as one of the safest and most liquid securities for clearing houses to hold due to the perceived credit worthiness of major governments. If there is a collapse in a specific currency relied upon by our clearing houses, our clearing houses could face significant expenses and such an event could cause a credit contraction and major swings in asset prices and exchange rates. To mitigate this risk, our clearing houses currently apply a discount or “haircut” to the market values for all sovereign securities held as margin or guaranty fund contributions; however, market conditions could change more quickly than we adjust the amount of the haircuts and the haircuts could be insufficient in the event of a sudden market event.
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
Owning and operating cash equity and options exchanges exposes us to risks, including the regulatory responsibilities to which these businesses are subject.
Owning and operating cash equity and options exchanges for which the revenues are primarily derived from trading activity, market data and listing fees, exposes us to risks. Adverse economic conditions and legal and regulatory changes similar to those discussed elsewhere in this section could result in decreased trading volume on our exchanges, discourage or prohibit market participants from listing on our exchanges or cause them to forgo new offerings. Any of these could reduce our revenues, including market data and listing fee revenue.
Our cash equity and options exchanges also have certain regulatory responsibilities that must be fulfilled. For example, these exchanges are responsible for enforcing listed company compliance with applicable listing standards, enforcing members' compliance with exchange rules and federal securities laws, complying with terms of NMS Plans, filing of all material changes to exchanges' rules with the SEC, and operating our exchanges consistent with exchange rules, federal securities laws and other applicable laws. Any failure by one of our exchanges to comply with, and enforce compliance by their members with, exchange rules and securities laws could significantly harm our reputation, prompt regulatory scrutiny, result in the payment of fines or penalties and adversely affect our business, financial condition and operating results.
We must allocate significant resources to fulfill our regulatory and self-regulatory responsibilities. The business objectives of exchanges might conflict with the exchanges’ regulatory and self-regulatory responsibilities. In addition, the listing of our common stock on the NYSE could potentially create a conflict between the exchange’s regulatory responsibilities to vigorously oversee the listing and trading of securities, on the one hand, and our commercial and economic interest, on the other hand. While we have structural protections to minimize these potential conflicts, we cannot be sure that such measures will be successful.
Further, changes in the rules of our securities markets must be reviewed and approved by the SEC. Approval of such changes by the SEC cannot be guaranteed, and the SEC has in the past delayed and could in the future delay either the approval process or the initiation of the public comment process. Any denial or delay in approving changes, or a failure to file changes that regulators view as required, could significantly harm our reputation, prompt regulatory scrutiny, result in the payment of fines or penalties and adversely affect our business, financial condition and operating results. The SEC continues to challenge fee filings on securities market data, which has in the past negatively impacted and could in the future negatively impact the value of proprietary data products.
See Item 1 “- Business - Regulation” above for additional information regarding regulatory changes impacting our cash equities and options exchanges, including risks to our business associated with possible regulation of services offered by non-exchange affiliates.
Fluctuations in foreign currency exchange rates could adversely affect our financial results.
Since we conduct operations globally, substantial portions of our revenues, expenses, assets and liabilities are denominated in currencies other than the U.S. dollar. Because our consolidated financial statements are presented in U.S. dollars, we must translate non-U.S. dollar denominated revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against the other currencies could affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies.
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
In addition, in light of consolidation in the exchange, data services, clearing and mortgage technology sectors and competition for opportunities, we may be unable to identify strategic opportunities, or we may be unable to negotiate or finance any future acquisition successfully. Our competitors could merge, making it more difficult for us to find appropriate entities to acquire or merge with and making it more difficult to compete in our industry due to the increased resources of our merged competitors. Also, offering new products and services and pursuing acquisitions requires substantial time and attention of our management team, which could prevent them from successfully overseeing other initiatives that are necessary for our success.
Climate change poses operational, commercial, reputational, regulatory and financial risks.
Climate change may increase the frequency or severity of extreme weather events and other natural disasters, and such events could negatively impact our activities and results of operations and impact the activities of our customers or third-party vendors or suppliers. The physical commodities and assets underlying certain of our markets may also be impacted by climate change, which could impact users of our markets. The risks associated with climate change may evolve rapidly and we expect that climate change-related risks may increase over time.
We face reputational, regulatory and financial risks related to our ability to respond to diverse stakeholder expectations and requirements on sustainability-related topics, including in connection with a transition to clean and renewable energy.
A variety of sustainability-related topics, including the transition to clean and renewable energy, involve rapidly changing and diverging expectations from our stakeholders, including consumers and institutional investors. Our ability to satisfy the preferences of our stakeholders around these topics (including on energy production and consumption) and the possible failure of our products or services to support the needs and meet the expectations of such stakeholders could adversely impact our business and revenues. Changing market demands and preferences could also have an adverse impact on the operations or financial condition of our customers, which could result in reduced revenues from those customers.
In addition, the uncertainty related to the transition to clean and renewable energy and away from fossil fuels, including regulatory or legislative changes by the U.S. government with regard to energy policy and related subsidies, incentives or penalties, may negatively impact trading on our markets and have an adverse effect on the activities of our customers or third-party vendors, which could negatively impact our revenues. Furthermore, lawmakers in many jurisdictions have proposed or adopted laws, regulations or policies on sustainability-related topics, including climate change and diversity, equity and inclusion, that diverge from, or potentially conflict with, laws in other jurisdictions in which we operate. In May 2024, the EU adopted the Corporate Sustainability Due Diligence Directive, which will become effective in 2027 and introduce comprehensive due diligence requirements regarding adverse impacts on human rights and the environment in a company’s and its business partners’ operations as well as the requirement to put into effect a climate transition plan. We are subject to risks related to this and other such laws, regulations or policies, which could impact us and our customers and result in increased regulatory, compliance, reputational or operational challenges and costs.
We have in the past been, and may in the future be, required to recognize impairments of our goodwill, other intangible assets or investments.
The determination of the value of goodwill and other intangible assets requires the use of estimates and assumptions that affect our consolidated financial statements. As of December 31, 2024, we had goodwill of $30.6 billion and net other intangible assets of $16.3 billion relating to our acquisitions, including our acquisition of Black Knight in September 2023, and our purchase of trademarks and Internet domain names from various third parties.

During 2024 and 2023, we recorded an impairment on certain developed technology trademark definite-lived intangible assets, respectively, and during 2022, we recorded an impairment of our equity investment in Bakkt. We cannot assure you that we will not experience future events that may result in these types of impairments. An impairment of the value of our existing goodwill, other intangible assets and other investments and assets could have a significant negative impact on our future operating results.
For additional information on our goodwill, other intangible assets and investments, refer to Notes 3, 4 and 9 to our consolidated financial statements and “- Critical Accounting Policies - Goodwill and Other Identifiable Intangible Assets” in Item 7 “- Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in this Annual Report.
Our majority investment in Bakkt may introduce additional risks to our business due to its evolving business model.
We have a majority equity ownership interest and a minority voting interest in Bakkt, which operates as a separate publicly-traded company listed on the NYSE. Due to our majority equity ownership interest in Bakkt, we face increased financial and reputational risks if there is a security or system failure or if Bakkt's business is unsuccessful. We may not realize the returns originally expected from this investment or it may take longer than expected for us to realize the expected returns. We have reviewed certain Bakkt performance indicators noting that, starting as of September 30, 2023, Bakkt has disclosed that it is monitoring its ability to continue as a going concern. Bakkt has continued to disclose that it is monitoring its ability to continue as a going concern in its 2024 SEC filings to date. The carrying value of our equity method investment in Bakkt has been reduced to zero as of December 31, 2024.
On August 12, 2024, we entered into a revolving credit agreement with Bakkt pursuant to which we have agreed to provide Bakkt with a $40 million secured revolving line of credit that matures on December 31, 2026. Although there were no amounts outstanding under the revolving credit agreement as of December 21, 2024, if Bakkt borrows on the line of credit and is unable to repay the borrowed amount, we will likely not recover the outstanding amounts.
We do not control or have direct oversight of Bakkt's operations and our investment in Bakkt entails numerous risks, including risks relating to our minority voting interest in Bakkt and risks relating to Bakkt’s ability to:
•    manage the complexity of its business model to stay current with the industry;
•    comply with existing or new laws, regulations or orders of any governmental authority related to the use of digital assets, which are currently under additional regulatory scrutiny following recent negative events in the cryptocurrency industry;
•    obtain and maintain required licenses and regulatory approvals for its business;
•    successfully enter categories and markets in which it may have limited or no prior experience;
•    apply distributed ledger technology to a global ecosystem for digital assets;
•    successfully develop and integrate products, systems or personnel into its business operations;
•    maintain a risk management and compliance framework designed to detect illegal activity such as fraud, money laundering, tax evasion and ransomware scams and comply with anti-money laundering, counter-terrorist financing laws and regulations and anti-corruption laws globally; and
•    maintain technology systems and processes that prevent cyberattacks and security vulnerabilities.
As digital assets and blockchain technologies evolve, Bakkt has added, modified or discontinued certain aspects of its business model relating to the product mix and service offerings and may do so in the future. Future additions and modifications to Bakkt’s business will increase the complexity of its business and place significant strain on Bakkt’s management, personnel, operations, systems, technical performance, financial resources and internal financial control and reporting functions. We cannot offer any assurance that these or any other additions or modifications will be successful or will not result in harm to Bakkt’s business. In addition, volatility in digital asset markets and bankruptcies relating to digital asset companies has in the past reduced and could in the future, among other things, reduce confidence in digital assets and blockchain technologies. These events are continuing to develop, and it is not possible to predict at this time all of the risks that they may pose to Bakkt or on the digital asset industry as a whole.
Pandemics and other public health emergencies could adversely affect our business, results of operations and financial condition.
The coronavirus (COVID-19) pandemic created economic and financial disruptions globally and led governmental authorities to take unprecedented measures to mitigate the spread of the disease. From an operational perspective, the spread of COVID-19 resulted, and the emergence of a new pandemic or other health emergency could in the future result, in temporary closures of our office facilities and the office facilities of our customers and our third-party vendors. We cannot assure you that such measures will adequately protect our business, and such measures could introduce new operational risks, including, but not limited to, cybersecurity risk, and strain our technological resources and business continuity plans. If one or more of the third-party vendors to whom we outsource certain material activities claim that they cannot perform due to a force majeure or experience operational failures as a result of a pandemic or other public health emergency, it could have a material adverse effect on our business, results of operations and financial condition. A pandemic or other public health emergency could also impact, among other things, the availability of our executive officers, staff and primary facilities, and the viability of our customers.
COVID-19 has in the past resulted, and another pandemic or public health emergency could in the future result, in disruptions to global supply chains, which could negatively affect the flow or availability of certain hardware and related products for technology that we need to operate our business effectively and efficiently. Our inability to acquire suitable hardware and related products on acceptable terms or the loss of key suppliers could negatively affect our business. Pandemic and public health-related restrictions could also impact third-party providers' abilities to meet their contractual obligations to us and impact on our customers’ businesses, risk management needs and ability to trade, and, to the extent they do so, adversely affect our operations, business, financial condition or results of operations.
LEGAL AND REGULATORY
Our businesses and those of many of our clients have been and continue to be subject to extensive legislation and regulatory scrutiny, and we face the risk of changes to our regulatory environment and business in the future.
We are and will continue to be subject to extensive regulation in many jurisdictions around the world, and in particular in the U.S., the U.K. and the EU. We face the risk of significant actions by regulatory and taxing authorities in all jurisdictions in which we conduct our businesses and hold investments, which may affect our business, the activity of our market participants, and our results. Among other things, as a result of regulators and tax authorities enforcing existing laws and regulations, we have in the past been and could in the future be censured, fined, prohibited from pursuing certain acquisitions or engaging in some of our business activities, subjected to limitations or conditions on our business activities, including fair, reasonable and nondiscriminatory pricing restrictions, also known as FRAND, and prohibiting the inclusion of, or reliance on, “unfair” terms in certain customer contracts, or subjected to new or substantially higher taxes or other governmental charges in connection with the conduct of our business or with respect to our employees, including settlement payments, interest payments and penalty payments. In many cases, our activities are subject to overlapping and divergent regulation in different jurisdictions.
The adoption of new laws or regulations or changes in regulations or enforcement practices applicable to our businesses or those of our clients could adversely affect our ability to compete effectively with other institutions that are not affected in the same way or impact our clients’ overall trading volume through our exchanges and clearing houses and demand for our market data and connectivity offerings, mortgage technology and other services.
EU policymakers continue to adopt and propose changes to regulatory intervention related to energy markets, including pricing-limiting mechanisms on exchange-traded gas products and strengthening the EU’s market abuse framework for wholesale energy markets. Trading volumes on ICE Endex, the primary European exchange for the benchmark European gas contract, and ICE Clear Europe, which clears ICE Endex contracts, could be impacted. Additionally, in December 2022, a coalition of various nations set the price of Russian crude oil at or below $60 a barrel, which remains in place and impacts our businesses and those of our clients. There may be additional regulatory changes forthcoming and additional impacts to our business.
We are also subject to regulatory risks relating to the mortgage industry, which is heavily regulated in the U.S. Following the acquisition of Black Knight, we are subject to enhanced oversight from the FFIEC and CFPB related to the inclusion of Black Knight's services and product offerings in our portfolio. Changes to existing laws or regulations or adoption of new laws or regulations that affect the residential mortgage industry could reduce residential mortgage volume or otherwise limit the ability of users and participants of our mortgage technology services to operate their businesses, resulting in decreased usage of our solutions. Alternatively, reduced regulatory requirements could also reduce the demand for certain of our products and services, which are intended to enable our customers to satisfy existing regulatory requirements. Potential structural changes to federal agencies integral to the U.S. residential mortgage industry, in particular, those involving the roles of Fannie Mae and Freddie Mac, in addition to the regulatory roles of the CFPB and other banking regulators, could disrupt the residential mortgage market and have a material adverse effect on our business. Further, as a critical third-party service provider in the mortgage industry, we are subject to supervision and examination by certain regulators, which has resulted, and will continue to result, in additional operating costs.

There is ongoing public concern regarding data privacy and data protection in many jurisdictions in which ICE operates. Many of those jurisdictions have passed data privacy legislation, with many more contemplating new laws. The laws and regulations related to privacy and data protection are increasing in complexity and number, change frequently and increasingly conflict among the various countries in which we operate, which has resulted in greater compliance risk and cost for us. Privacy and data protection regulations often require monitoring of, and changes to, our data practices in regard to the collection, use, disclosure, storage, transfer and/or security of personal and sensitive information. Regulatory activity in the privacy area may also hinder our business, for example, by restricting use or sharing of data, including for marketing or advertising or limiting the use of, limiting our ability to provide certain data to our customers, or otherwise regulating artificial intelligence and machine learning, including the use of algorithms and automated processing in ways that could materially affect our business, or that may lead to significant increases in the cost of compliance. The expansion of our business in the U.S. residential mortgage market increases the impact of data privacy legislation on our business. These developments could impact our profitability in the affected jurisdictions, or even make it uneconomical for us to continue to conduct all or certain of our businesses in such jurisdictions, or could cause us to incur significant costs associated with changing our business practices, restructuring our businesses or moving all or certain of our businesses and our employees to other jurisdictions, including liquidating assets or raising capital in a manner that adversely increases our funding costs or otherwise adversely affects our stockholders and creditors.
U.S., U.K. and EU legal and regulatory developments, in particular EMIR, EMIR 3.0, U.K. Markets in Financial Instruments Directive II, or U.K. MiFID II, and EU Markets in Financial Instruments Directive II, or EU MiFID II, the U.K BMR and the EU Benchmarks Regulation, or EU BMR, including each such regulation as incorporated into U.K. law, have significantly altered and propose to further alter the regulatory framework within which we operate and may adversely affect our competitive position and profitability. These regulatory developments could also cause us to change our business practices, restructure our businesses or move certain of our businesses and employees. The enacted and proposed legal and regulatory changes, if implemented, most likely to affect our businesses are: operational account and clearing requirements for EU market participants in EMIR 3.0, the proposal by U.S. banking regulators to increase bank capital requirements under the Basel III Endgame impacting banking services and activities, including client clearing, lending and capital markets activities and the Federal Reserve proposed revisions to the surcharge on global systemically-important bank holding companies, access rules under the U.K. BMR and EU BMR, the non-harmonization of margin requirements, access to our benchmarks, U.K. CCP resolution enhancements and maintaining our exchanges’ abilities to operate as SROs with related immunity for the discharge of their regulatory functions. As the operator of global businesses, the divergence among countries' regulatory frameworks, including differences between the EU and the U.K. post-Brexit, could impact our business as our clearing houses and exchanges are subject to regulation in multiple jurisdictions.
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
In 2016, the SEC approved a plan to establish a market-wide consolidated audit trail, or the CAT, to improve regulators’ ability to monitor trading activity. In 2018, the first phase of implementation went live and required SRO participants to begin reporting to the CAT. In 2024, the final phase went live. In addition to increased risk in connection with our regulatory obligations, the implementation of the CAT could result in significant additional expenditures, which may not be reimbursed. Prior to SEC approval of billing of certain costs to broker-dealers beginning in 2024, funding for the CAT was provided primarily by the SROs, partly in exchange for promissory notes, which increased the risk that SROs, including us, will not be fully reimbursed for costs expended to build and operate the CAT. Due to the replacement of the original plan processor, we recorded promissory note impairment charges of $16 million, $2 million and $16 million in 2023, 2020 and 2019, respectively. The SEC approved a funding model that shares the cost of the CAT between SROs and broker-dealers in September 2023, however, that approval has been challenged in the United States Court of Appeals for the Eleventh Circuit, and another open litigation matter challenges the CAT as it currently exists. If either challenge is successful, there is a risk that SROs will not be partially or fully reimbursed. As of December 31, 2024, we have accrued approximately $118 million as a receivable in connection with our portion of expenses related to the CAT implementation. In addition, there are additional risks to SRO participants related to regulatory actions or fines in connection with the operation and use of the CAT, including the storage of sensitive and confidential information.
There is an increased focus on, and scrutiny of, ESG data and ratings providers by regulators and policymakers. Certain regulators and policymakers have indicated that extension of their regulatory oversight to ESG data service providers is possible. The EU adopted a regulation on the transparency and integrity of ESG rating activities, which aims to enhance the integrity, transparency, governance and independence of ESG ratings. The U.K. government has also published draft legislation proposing to regulate ESG data providers. If adopted, certain of our offerings could be subject to increased regulation and oversight by the FCA. In each instance, our ESG data products and services may be subject to additional regulation and may require authorization and supervision by the relevant regulator, which could result in additional operating costs.
Legislative proposals in the EU and elsewhere are contemplating new or expanded requirements for data service providers such as conflict of interest and transparency rules, regulation of prices and fees and imposition of market access rules for third-country providers. These requirements may increase our regulatory burden and impact our ability to provide certain data related services in relevant jurisdictions.
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
Our acquisitions expose us to new regulatory requirements. For example, our acquisitions of Ellie Mae, Inc., or Ellie Mae, in 2020 and Black Knight in 2023 expose us to increased regulatory scrutiny from U.S. regulatory bodies that regulate the U.S. residential mortgage industry, including the FFIEC and its member agencies, and the CFPB, among others. Compliance with any such regulatory requirements increases our regulatory burden and gives rise to costs and expenses that may be material.
Our regulators have broad enforcement powers to censure, fine, issue cease-and-desist orders, embargo future business activity or prohibit us from engaging in some of our businesses. We continue to face the risk of significant intervention by regulatory authorities, including extensive examination and surveillance of our business. Any enforcement matters by regulators may result in material adverse consequences to our financial condition, operating results or ability to conduct our business, including adverse judgments, settlements, fines, penalties, injunctions, restrictions on our business activities or other relief. Our involvement in any such matters, even if the matters are ultimately determined to be in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government or regulatory agencies may result in additional litigation, investigations or proceedings as other litigants and government or regulatory agencies begin independent reviews of the same businesses or activities. Finally, the implementation of new legislation or regulations, or changes in or unfavorable interpretations of existing regulations by courts or regulatory bodies, could require us to incur significant compliance costs and impede our ability to remain competitive and grow our business.
Regulatory developments or court rulings may have an adverse impact on our ability to derive revenue from market and mortgage data and technology and connectivity fees.
Regulatory developments or court rulings could reduce the amount of revenue that we obtain from exchange market data and connectivity fees related to our U.S. equity and options exchanges, and from mortgage data related to our mortgage technology businesses. With respect to our U.S. equities and equity options exchanges, our ability to assess fees for market data products and certain connectivity fees are subject to review by the SEC. There continue to be opposing industry viewpoints as to the extent that our U.S. equities and equity options exchanges should be able to charge for market data and market access, and the manner in which we set such exchange fees could be reassessed.

If new constraints are placed on our ability to charge for market data, mortgage data or market access in the U.S., it could have a negative impact on our revenues. We cannot predict whether, or in what form, any regulatory or other changes will take effect or their impact on our business. A determination by the SEC or a court, for example, that the SEC must link market data fees to marginal costs, take a more active role in the market data rate-setting process, or reduce the current levels of market data fees, could have an adverse effect on our market data revenues. Furthermore, there could also be an adverse effect on our mortgage data revenues if our use of such data were restricted through regulation.
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
Ongoing impacts and uncertainty following the U.K.'s exit from the EU, commonly referred to as Brexit, could adversely impact our business, results of operations and financial condition.
The long-term effects of Brexit will depend, in part, on the agreement the U.K. made to retain access to EU markets, and whether the EU and U.K. continue to implement regulatory proposals related to the provision of financial services and the administration of benchmarks and indices in the EU and U.K. Following Brexit, matters of access in financial services are left to be addressed through declarations of equivalence under existing equivalence regimes contained in U.K. and EU law and through domestic laws. In February 2022, the European Commission extended its temporary equivalence decision for U.K. CCPs until June 30, 2025. ICE Clear Europe has been recognized by ESMA as a third-country CCP in accordance with EMIR and in March 2022, ESMA extended ICE Clear Europe's temporary recognition and tiering decision to June 2025. In January 2025, the European Union proposed to extend the equivalence decision for UK CCPs until June 30, 2028. In the absence of an extension of the temporary equivalence or permanent equivalence of U.K. CCPs by the European Commission, EU persons would be restricted in accessing clearing services at ICE Clear Europe, which could impact clearing revenues, and could also cause us to change our business practices, restructure our businesses or move certain of our businesses and employees.
In June 2023, the FSMA 2023 was enacted, which makes significant changes to U.K. financial services regulation and incorporates considerations of the HM Treasury's March 2022 Wholesale Markets Review. The FSMA 2023 expands the U.K.’s existing resolution regime for CCPs and enables the BOE to take full control of a CCP when necessary without relying on its existing powers, and permits the BOE to use a number of tools without reliance on the CCP’s rulebook.
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
Risks relating to the administration of benchmarks and indices, and changes to, cessations of and the replacement of, or transition from, benchmarks and indices may result in legal risks and could adversely affect our business.
Certain of our subsidiaries administer, produce and license a variety of benchmarks and indices across multiple asset classes, which are used globally and are referenced in certain of our trading and clearing products. To ensure continued trading and clearing in these benchmark-related products, and the continued licensing and use of these benchmarks and indices, our subsidiaries must be able to demonstrate that these benchmarks and indices are determined with integrity and are not readily subject to manipulation. Our subsidiaries must also continue to evolve these benchmarks and indices as necessary to maintain their reliability and relevance, and continue to administer, produce and license these benchmarks and indices in compliance with applicable laws and regulations. Any failures, negative publicity or lawsuits related to our subsidiaries' administration of benchmarks and indices could result in a loss of confidence in the administration of these benchmarks and indices and could harm our business and our reputation.
Changes to, cessations of, and the replacement of or transition from, our subsidiaries' benchmarks and indices or any other changes or reforms to the determination or administration of such benchmarks and indices, could result in legal risks or risks to our reputation, and could have an adverse impact on our business, financial condition and operating results. Our subsidiary, IBA, administers various globally important benchmarks, including ICE Swap Rate. IBA was the administrator of LIBOR until the cessation of the benchmark at the end of September 2024. As a “critical” benchmark, LIBOR was subject to a wind-down prior to its ultimate cessation, which included a period during which IBA was compelled by the FCA to continue to publish certain LIBOR settings under a changed "synthetic" methodology. Any LIBOR settings published under a “synthetic” methodology were not representative of the underlying market or economic reality such settings were intended to measure prior to the period of compulsion.
On November 13, 2024, ICE Swap Rate was designated as a “critical” benchmark, and, as a result, administration of the benchmark is subject to additional obligations under the UK Benchmark Regulation. These include the ability of the FCA to compel continued administration of ICE Swap Rate for up to 10 years if the administrator intends to cease providing the benchmark, to impose changes in the way the benchmark is determined if the FCA believes the benchmark is unrepresentative or its representativeness is at risk and to apply prohibitions and restrictions on the use of the benchmark in certain circumstances.
Any failures, negative publicity or lawsuits related to IBA’s administration of LIBOR, including during the period of “synthetic” LIBOR, or ICE Swap Rate, could result in a loss of confidence in our subsidiaries’ administration of benchmarks and indices and could harm our business and our reputation.
Benchmarks administered by our subsidiaries outside of the EU may continue to be used by supervised entities in the EU under transitional provisions of the EU Benchmarks Regulation until December 31, 2025, after which time those subsidiaries, as administrators of "third-country" benchmarks, will need to utilize one of the mechanisms provided under that regulation in order for EU-supervised entities to continue to use their third-country benchmarks. To the extent our subsidiaries are unable to utilize one of those mechanisms for any reason once transitional provisions end, there is a risk that EU-supervised entities will not be able to continue to license and use their benchmarks, which could harm our business and our reputation.
In addition, certain authorities, including those in the U.S., the U.K. and the EU, have issued consultations to gather feedback on index provider businesses or are undertaking reviews of current regulations. The results of these consultations or reviews may lead to a regulatory response that could affect our business. Additional regulation on index providers in the U.S., U.K., EU or other jurisdictions, could have a negative impact on our revenues.
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
In addition, we license and redistribute data and content from various third-party sources and the terms of these licenses change frequently. Our third-party data and content suppliers may audit our use of and our clients’ use of and payment for data and content from time to time in the ordinary course of business, including audits currently underway. Such third-party data and content suppliers have asserted and may in the future assert that we or our clients owe additional amounts under the terms of the applicable license agreements, that we inappropriately distributed the third-party data or that we or our clients used the data or content in a manner that exceeded the scope of the applicable license agreement or without a license agreement. In some instances, where we have certain commercial relationships with third parties, we have assumed the responsibility for this third-party source liability. We have and expect to continue to spend and allocate resources to develop and acquire the use of technology and other intellectual property rights to manage these risks and track third-party data usage, but we cannot be assured that we will not incur liability. The costs and resources required to investigate any allegations could be material, and we may still be required to pay damages to or make unexpected large settlement payments to these data and content suppliers, which could also give rise to reputational harm.

We are subject to significant litigation and liability risks, including enforcement actions by our regulators.
Many aspects of our business, and the businesses of our market participants and data and mortgage technology customers, involve substantial risks of liability. These risks include, among others, potential liability from disputes over terms of a trade and the claim that a system failure or delay caused monetary loss to a participant or that an unauthorized trade occurred. For example, dissatisfied market participants that have traded on our electronic platforms or those on whose behalf such participants have traded may make claims regarding the quality of trade execution, or allege improperly confirmed or settled trades, abusive trading practices, security and confidentiality breaches, mismanagement or even fraud against us or our participants. In addition, because of the ease and speed with which sizable trades can be executed on our electronic platform, participants can lose substantial amounts by inadvertently entering trade orders or by entering them inaccurately. A large number of significant error trades could result in participant dissatisfaction and a decline in participant willingness to trade in our electronic markets. Matters relating to such trading events can also result in reviews, inspections, examinations and investigations by our regulators, any of which may result in claims, legal proceedings, assessments, fines, penalties, restrictions on our business or other sanctions.
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
Further, we have incurred significant expenses defending the claims mentioned above and will likely incur significant expenses defending any future claims, even those without merit. An adverse resolution of any lawsuit or claim against us, including those we are involved with due to acquisition activity, has in the past required, and may in the future require, us to pay substantial damages or impose restrictions on how we conduct business, either of which could adversely affect our business, financial condition and operating results. In addition, from time to time we are required to establish accruals for those matters in circumstances when a loss contingency is considered probable and the related amount is reasonably estimable. Any such accruals may be adjusted as circumstances change.
OPERATIONAL AND LIQUIDITY
Our systems and those of our third-party service providers are vulnerable to cyberattacks, hacking and other cybersecurity risks, which could result in wrongful manipulation, disclosure, destruction, or use of our information or that of a third party, or which could make our customers unable or reluctant to use our electronic platforms or other products and services.
The secure transmission of confidential information and the ability to reliably transact on our electronic platforms and provide financial data services are critical elements of our operations. Some of our products and services involve the storage and transmission of proprietary information and sensitive or confidential client and other data, including client portfolio information or personally identifiable information. If anyone gains improper access to our electronic platforms, networks or databases, they may be able to steal, publish, delete or modify our confidential information or that of a third party. Breaches of our cybersecurity measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our clients or our customers, including the potential loss or disclosure of such information or data could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, resulting in litigation, regulatory action and potential liability for us, damaging our brand and reputation or otherwise harming our business. Our networks and those of our customers, third-party service providers and external market infrastructures may be vulnerable to compromise, unauthorized access, security technology failure, malware, social engineering, denial of service attacks, terrorism, ransomware attacks, supply chain attacks, firewall or encryption failures or other security problems resulting in loss of data integrity, information disclosure, unavailability or fraud. The financial services industry has been targeted for purposes of political protest, activism and financial gain and our role in the global marketplace places us at greater risk than other public companies for cyberattack and other information security threats. Further, former employees of companies in the financial sector have misappropriated trade secrets or stolen source code in the past and we could be a target for such illegal acts in the future. There also may be system or network disruptions if new or upgraded systems are defective or not tested and installed properly.
Although we have not been subject to cyberattacks or other cyber incidents that have had a material impact on our operations or financial condition, we have from time to time experienced cybersecurity events including distributed denial of service, or DDoS, attacks, malware infections, phishing, web attacks, zero day and/or emerging vulnerabilities with known exploits and other information technology incidents that are typical for a financial services company of our size. For example, although not material, we experienced DDoS attempts, brand misuse, and phishing attempts directed toward employee systems and employee email accounts during 2024. While we operate an Information Security program that is designed to prevent, detect, track and mitigate cyber incidents and that has detected and mitigated such incidents in the past, we cannot assure you that these measures will be sufficient to protect our business against future attacks. Any such attacks could result in reputational damage, cause system failures or delays that could cause us to lose customers, cause us to experience lower current and future trading volumes or incur significant liabilities or have a negative impact on our competitive position. In addition, given the increasing complexity and sophistication of the techniques used to obtain unauthorized access or disable or degrade systems, a cyberattack could occur and persist for an extended period of time before being detected, and we may not anticipate these acts or respond adequately or timely. The extent of a particular cyber incident and the steps that we may need to take to investigate the incident may not be immediately clear, and it may take a significant amount of time before such investigation can be completed and full and reliable information about the incident is known. While such an investigation is ongoing, we may not necessarily know the extent of the harm or how best to remediate it, which may compound damages before the incident is discovered or remediated. Additionally, as threats continue to evolve and increase, and as the regulatory environment and regulations related to information security, disclosure of cyberattacks, data collection and use, and privacy becomes increasingly rigorous, we may be required to devote significant additional resources to modify and enhance our security controls and to identify, remediate and disclose any security vulnerabilities, which could adversely impact our net income.
Further, cybersecurity threats to, and incidents involving, vendors and other third parties who support our activities - particularly those with less-sophisticated defenses - could impact us.
Our business has in the past been, and may in the future be, harmed by computer and communication systems failures and delays.
Our business depends on the integrity, reliability and security of our infrastructure which is highly dependent on our and our third-party providers’ computer and communication systems. Our customers rely on us for the delivery of time-sensitive, up-to-date and high-quality financial market data, analytics and related solutions. Our timely, reliable delivery of high-quality products and services is dependent upon an array of technical production processes that enable our content delivery platforms. Our and our third-party providers’ redundant systems or disaster recovery plans, including our and our third-party providers’ ability to recover from the loss of one of our primary data centers, may prove to be inadequate in the event of a systems failure or cybersecurity breach. Our systems, or those of our third-party providers, may fail or be shut down or, due to capacity constraints, may operate slowly, causing one or more of the following or other issues:
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
•    distribution of inaccurate or untimely market data;
•    disruption to ICE Mortgage Technology and our loan origination and servicing systems; and
•    financial loss to us or those who depend on our systems and data.
For example, our business was impacted by the CrowdStrike outage in July 2024, and although impact to us from the outage was limited in scope and not material, we cannot make assurances that we will not experience future events that may be material.
We have experienced system failures in the past due to telecommunication failures and hardware and software malfunctions and defects, and could experience future system failures due to power or telecommunications failures, human error on our part or on the part of our vendors or participants, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, cyberattacks, intentional acts of vandalism or terrorism and similar events. For example, on June 3, 2024, a defect in a new software release by NYSE subsidiary Securities Industry Automation Corporation, or SIAC, caused incorrect calculation of industry-wide trade price bands in certain securities symbols, leading to trades occurring at incorrect prices that were required to be reversed, the triggering of trading pauses based on the incorrect trade price bands, and member claims paid by the NYSE exchanges under their rules (in combination with SIAC) related to the same. NYSE and/or SIAC may also potentially be subject to additional claims from the SEC or other third parties as a result of this event. This event, and other system issues in the future, could result in damage to our business reputation and user dissatisfaction with our electronic platforms or technology services, which could prompt participants to trade elsewhere, use other technology vendors, and/or expose us to litigation or regulatory sanctions. As a consequence, our business, financial condition and operating results could suffer materially.

Our regulated business operations generally require that our trade execution and communications systems be able to handle anticipated present and future peak trading volume. Heavy use of computer systems during peak trading times or at times of unusual market volatility could exceed our available capacity based on estimated future trading volumes and cause those systems to operate slowly or even to fail for periods of time. If we cannot increase the capacity and capabilities of our systems to accommodate an increasing volume of transactions and to execute our business strategy, our ability to maintain or expand our businesses could be adversely affected.
An interruption or cessation of an important service, data or content supplied by any third party, or the loss of an exclusive license, could have a material adverse effect on our business.
We depend on a number of suppliers, such as online service providers, hosting service and software providers, data processors, data centers, software and hardware vendors, banks, local and regional utility providers, and telecommunications companies for elements of our trading, clearing, data services, mortgage technology applications and other systems. We rely on access to certain data used in our business through licenses with third parties, and we rely on a large international telecommunications company for the provision of hosting services. We also depend on third-party suppliers for data and content, including data received from certain competitors, clients, various government and public record services and financial institutions, used in our products and services. Some of this data is exclusive to particular suppliers and may not be obtained from other suppliers. In addition, our data suppliers could enter into exclusive contracts with our competitors without our knowledge. The general trend toward industry consolidation increases the risk that these services may not be available to us in the future. If these companies were to experience difficulties, discontinue providing services to us for any reason or be unable to or fail to provide the type of service agreed to for any reason, we would likely experience significant disruption to our business and may be subject to litigation by our clients, increased regulatory scrutiny or regulatory fines or damage to our reputation. It could require a significant amount of time and additional resources to transition to new third-party service providers or to enter into new commercial arrangements in order to offset loss of services to our clients. Our third-party data suppliers perform audits on us from time to time in the ordinary course of business to determine if data we license for use in our products and services or for redistribution has been properly accounted for in accordance with the terms of the applicable license agreement. As a result of these audits, we have incurred and may in the future incur additional expenses.
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
Our emerging technology initiatives under development and the use of artificial intelligence in certain of our existing products may be unsuccessful and may give rise to various risks, which could adversely affect our business, reputation or operating results.
Our financial performance depends, in part, on our ability to develop and market new and innovative services and to adopt or develop new technologies that differentiate our products or provide cost efficiencies, while avoiding increased related expenses. Our adoption of emerging technologies, including artificial intelligence and machine learning tools, poses both risk of displacement and opportunity for innovation. As artificial intelligence is a new and evolving technology in the early stages of commercial use, there are significant risks involved in the development and deployment of artificial intelligence. Moreover, there can be no assurance that the use of artificial intelligence will enhance our products or services or augment our business or operating results. Market acceptance of artificial intelligence technologies is uncertain, and we may be unsuccessful in our product development efforts. Our artificial intelligence-related product initiatives and offerings, or use in our internal business operations, may give rise to risks related to accuracy, bias, discrimination, intellectual property infringement, misappropriation or leakage, defamation, data privacy and cybersecurity, among others. We are also exposed to risks related to the use of artificial intelligence technologies by third-party vendors, clients and other financial intermediaries. In addition, the use of such technologies is governed by an evolving set of laws and regulations, and there is no single global regulatory framework for artificial intelligence, which creates further uncertainties regarding compliance with such laws and regulations. As a result, our ability to leverage artificial intelligence could be restricted by burdensome and costly legal requirements. The use of artificial intelligence may also give rise to ethical concerns or negative public perceptions, which may cause brand or reputational harm. Additionally, our existing competitors or new entrants may be developing their own artificial intelligence products and technologies, which may be superior in features or functionality, or cost, to our offerings, or could negatively impact our business by causing our clients to rely less on our products and services. Any of these factors could adversely affect our business, reputation or operating results.
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
Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees and board members could hinder our strategic planning and execution. Further, changes in our management team may be disruptive to our business, and any failure to successfully integrate key new hires or promoted employees could adversely affect our business and results of operations.
We currently have a substantial amount of outstanding indebtedness which could adversely affect our financial condition and operations and restrict our activities or our ability to satisfy our debt service obligations.
As of December 31, 2024, we had $20.4 billion of outstanding debt, inclusive of approximately $19.8 billion of senior notes and approximately $529 million of commercial paper. This level of indebtedness could have important consequences to our business, including making it more difficult to satisfy our debt service obligations, increasing our vulnerability to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, and placing us at a competitive disadvantage compared to our peers. In addition, the terms of our debt facilities contain affirmative and negative covenants, including a leverage ratio test and certain limitations on the incurrence of additional debt or the creation of liens and other matters. Further, a portion of our outstanding debt has historically been and may continue to be in commercial paper, which is subject to interest rate changes. Rising interest rates will result in an increase in our interest expense. We may incur additional indebtedness in the future, which could materially affect our financial condition.
Our long-term and short-term debt is currently rated by Moody’s Ratings and S&P Global Ratings. These ratings agencies regularly evaluate us and our credit ratings based on a number of quantitative and qualitative factors, including our financial strength and conditions affecting the financial services industry, generally. Our credit ratings remain subject to change at any time, and it is possible that a ratings agency may take action to downgrade our credit ratings in the future. A downgrade of our credit ratings in the future could impact customers’ willingness to use our clearing houses, make parties less willing to do business with us, and could negatively impact our ability to access the capital markets and increase the cost of our commercial paper and any future debt funding we may obtain.
COMPETITION AND REPUTATIONAL HARM
We face intense competition, and if we fail to keep up with rapid changes in technology and client preferences, it could negatively impact our competitive position.
We face intense competition in all aspects of our business and our competitors, both domestic and international, are numerous. We currently compete with:

•    regulated, diversified futures exchanges that offer trading in a variety of asset classes similar to those offered by us, such as energy, agriculture, equity and equity index, credit, and interest rate derivatives markets and foreign exchange;
•    exchanges offering listing and trading of cash equities, ETFs, closed-end funds and other structured products similar to those offered by us;
•    market and mortgage data and information vendors, and financial firm consortia and single financial institutions selling such data and information;
•    providers of digital solutions for the U.S. residential mortgage industry, including technology providers for loan origination, closing solutions and other ancillary solutions, and loan servicing;
•    interdealer brokers active in the global credit derivatives markets;
•    existing and newly formed electronic trading platforms, service providers and exchanges, some of which may utilize block chain technology or do not receive the same regulatory scrutiny as established market places;
•    other clearing houses; and
•    consortia of our customers, members or market participants that may work together to achieve more favorable terms or pool their trading activity to establish new exchanges, trading platforms or clearing facilities.
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
Our success depends on our ability to maintain and expand our product offerings, our customer base and our technology. To remain competitive, we must continue to enhance and improve the responsiveness, functionality, accessibility and reliability of our electronic platforms and our proprietary and acquired technology. The financial services industry is characterized by rapid technological change, change in use patterns, change in client preferences, frequent product and service introductions, the emergence of new industry standards and practices and increased consolidation through mergers and acquisitions activity that results in new competitors or expanded product offerings by current competitors. For example, financial institutions are investing significantly in new technologies involving artificial intelligence and machine learning to deliver solutions at lower prices, more efficiently or more conveniently. The development and use of these types of new technologies and other industry changes could render our existing proprietary technology or product offerings or services uncompetitive or obsolete.
We cannot assure you that we will successfully implement new technologies or adapt our proprietary technology, product offerings or services to our clients’ requirements or emerging industry standards in a timely and cost-effective manner. Any failure to remain abreast of industry standards in technology and to be responsive to client preferences could cause our market share to decline and negatively impact our results.

Damage to our reputation could damage our business.
Our business is highly competitive and our customers have options on where to conduct their business. Our management team and business operations benefit from being highly regarded in our industry. Maintaining our reputation is critical to attracting and retaining customers and investors and for maintaining our relationships with our regulators. Negative publicity regarding our company, especially given the speed with which false information can spread through social media channels, or actual, alleged or perceived issues regarding our products or services, operations, risk management, compliance with regulations, political affiliations or management team could give rise to reputational risk which could significantly harm our existing business and business prospects.
MERGERS & ACQUISITIONS AND COMMON STOCK
We may fail to realize the anticipated cost savings, growth opportunities and synergies and other benefits anticipated from our past or future acquisitions and strategic investments, which could adversely affect our business and the value of our common stock.
We have completed many acquisitions, and we expect to continue to pursue acquisitions and joint ventures. The success of our acquisitions will depend, in part, on our ability to integrate these businesses and realize anticipated cost savings, revenue synergies and growth opportunities. We generally set aggressive timelines for realizing savings, which assumes we successfully undertake a variety of actions (including, but not limited to, integrating technology, eliminating redundancies and effecting organizational restructurings) that are themselves subject to a variety of risks and may be subject to regulatory approvals that we do not control. The process of integrating acquired companies is time-consuming and could disrupt each company’s ongoing businesses, produce unforeseen regulatory and operating difficulties (including inconsistencies in standards, controls, procedures and policies that adversely affect relationships with market participants, regulators and others), require substantial resources and expenditures and divert the attention of management from the ongoing operation of the business.
There is also a risk that we may not integrate these acquired companies in a manner that permits our expected cost savings and revenue synergies to be fully realized in the time periods expected, or at all. In addition, a variety of factors, including but not limited to regulatory conditions, governmental competition approvals, cultural differences and difficulty integrating technology platforms, may adversely affect our ability to complete our acquisitions or realize our anticipated cost savings and synergies. For example, our acquisition of Black Knight closed in September 2023, and we are continuing to integrate the business of Black Knight into the ICE Mortgage Technology business as we pursue expected cost savings and revenue synergies from the acquisition. In addition, following the completion of the acquisition of Black Knight, we continue to be subject to periodic reviews by the Federal Trade Commission, or FTC, under the Consent Order we entered into with the FTC, and we are required to certify that we are in compliance with the restrictions contained in the Consent Order. If we are not able to successfully achieve our objectives from the Black Knight merger within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, may take longer to realize than expected, and our business or stock price may be adversely affected.
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
Our business is dependent on proprietary technology and other intellectual property that we own or license from third parties, including trademarks, service marks, trade names, trade secrets, copyrights and patents. We cannot assure you that the steps that we have taken or will take in the future will prevent misappropriation of our intellectual property. Certain artificial intelligence technology may give rise to increased intellectual property risks, such as compromises to proprietary intellectual property and intellectual property infringement. We may be unable to detect the misappropriation or unauthorized use of our confidential information and intellectual property. Our failure to adequately protect our intellectual property could harm our reputation and affect our ability to compete effectively. Further, we have resorted to litigation to enforce our intellectual property rights in the past, and may need to do so in the future, which requires significant financial and managerial resources.
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
•Governance and Leadership: Our Board of Directors is responsible for overseeing ICE’s risk management process, which includes management of general risks as well as specific risks, such as those relating to cybersecurity, facing our business. The Risk Committee of our Board of Directors has been delegated the primary responsibility for overseeing management’s identification and mitigation of cybersecurity risk. The Risk Committee is composed of board members with diverse expertise including cybersecurity, risk management, technology, business operations, regulatory and finance. The Risk Committee receives presentations on at least a quarterly basis from our Chief Information Security Officer, or CISO, and senior members of the Enterprise Risk Management, or ERM, team, and the Chair of the Risk Committee provides reports to the full Board of Directors following such presentations. Our Information Security department is led by our CISO, who, in addition to quarterly presentations to the Risk Committee of our Board of Directors, also provides comprehensive reports to a dedicated internal governance committee at least quarterly outlining threat assessment, control performance, and ongoing enhancements. Our current CISO has served in the role since September 2021 and leads the cybersecurity program across our regulated futures and options exchanges, CCPs, trade repositories, equities venues, systemically important financial market utilities (SIFMUs) and our data services network and mortgage technology platforms. Prior to joining ICE, our CISO served as CISO of the White House Military Office and as CISO for two technology companies, and has more than 20 years of experience in cybersecurity, national security, and intelligence. Additionally, cybersecurity matters are reported to and discussed with a cross-subsidiary leadership committee and subsidiary boards. The Cyber Threat Intelligence team monitors multiple cybersecurity intelligence feeds and curates the applicable data. In the event we identify a cybersecurity threat applicable to us, we have a process to evaluate, escalate to Senior Management and respond to the threat faced. In addition, our CISO and other senior security leaders conduct periodic cybersecurity education sessions with our employees and directors. These sessions cover general cybersecurity topics as well as specific details regarding our cybersecurity program.
•Risk Management: Cybersecurity risk management is integrated into our broader ERM framework. Our cybersecurity leadership team, in concert with our ERM team, assess threats and risks at least annually through the Enterprise Technology Risk Assessment process, which includes threat objective inherent risk score determination, identification of key and supporting controls, and resulting residual threat objective risk scores. Additionally, thematic threats such as sabotage, fraud, and theft of assets or customer data are used to frame our risk management activities. Asset theft often involves organized crime or financially motivated nations staging sophisticated, well-planned campaigns to steal significant cash, cryptocurrency, or equivalent assets. Our thematic threats, along with others, are evaluated by our Board of Directors as well as our Risk Committee, Corporate Risk Officer and our CISO. The CSS provides the framework we use for assessing risk, prioritizing testing, identifying remedial actions and validating improvements. The CSS also provides for the deployment of external and internal teams of ethical hackers that operate alongside our traditional vulnerability detection processes.
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
•Independent Security Attestation: We utilize both internal assessments and assessments by third parties, including external security assessors, consultants and auditors, to evaluate and test our cybersecurity program.

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
Our headquarters and principal executive offices are located in Atlanta, Georgia and New York, New York. We currently occupy 370,000 square feet of office space in Atlanta in two buildings that we own that serve as our Atlanta headquarters. Our New York headquarters are located at 11 Wall Street, where we occupy 370,000 square feet of office space in a building we own. In total, we maintain approximately 3.4 million square feet in offices primarily throughout the U.S., U.K., and India, with smaller offices located throughout the world. Generally, our properties are not earmarked for use by a particular business segment. Our principal offices consist of the properties described below.

Location	Owned/Leased	Lease Expiration	Approximate Size
5660 New Northside Drive Atlanta, Georgia	Owned	N/A	273,000 sq. ft.
5680 New Northside Drive Atlanta, Georgia	Owned	N/A	97,000 sq. ft.
11 Wall Street New York, New York	Owned	N/A	370,000 sq. ft.
Basildon, U.K.	Owned	N/A	539,000 sq. ft.
601 Riverside Avenue Jacksonville, FL	Owned	N/A	327,000 sq. ft.
Skyview Tower Hyderabad, India	Leased	2025 - 2029	442,000 sq. ft.
Mahwah, New Jersey	Leased	2029	396,000 sq. ft.
1345 6th Avenue New York, New York	Leased	2040	143,000 sq. ft.
Sancroft Paternoster Square London, U.K.	Leased	2038	127,000 sq. ft.
In addition to the above, we currently lease an aggregate of nearly 680,000 square feet of data center, administrative, sales and disaster preparedness facilities in various cities around the word. We believe that our facilities are adequate for our current operations and that we will be able to obtain additional space as and when it is needed.

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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Approximate Number of Holders of Common Stock
As of February 3, 2025, there were approximately 647 holders of record of our common stock. Our common stock trades on the New York Stock Exchange under the ticker symbol “ICE.”
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
Equity Compensation Plan Information
The following provides information about our common stock that has been or may be issued under our equity compensation plans as of December 31, 2024:
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

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (in thousands) (a)	Weighted average exercise price of outstanding options (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)
Equity compensation plans approved by security holders(1)	6,853	$93.90	36,202
Equity compensation plans not approved by security holders(2)	5	—	—
Total	6,858	$93.90	36,202

(1)    The 2013 Omnibus Employee Incentive Plan was approved by our stockholders in May 2013. The Black Knight, Inc. Amended and Restated 2015 Omnibus Employee Incentive Plan was approved by stockholders of Black Knight in June 2017. The 2017 Omnibus Employee Incentive Plan was approved by our stockholders in May 2017. The 2022 Omnibus Employee Incentive Plan and the 2022 Omnibus Non-Employee Director Incentive Plan were approved by our stockholders in May 2022. Of the 6.9 million securities to be issued upon exercise, 2.2 million are options with a weighted average exercise price of $93.90 and the remaining securities are restricted stock shares that do not have an exercise price. The 2018 Employee Stock Purchase Plan was approved by stockholders in May 2018.
(2)    This category includes the 2003 Restricted Stock Deferral Plan for Outside Directors. All of the 5,000 securities to be issued are restricted stock shares that do not have an exercise price. For more information concerning these plans, see Note 11 to our consolidated financial statements, which are included in this Annual Report.
Stock Repurchases
In December 2021, our Board approved an aggregate of $3.15 billion for future repurchases of our common stock with no fixed expiration date that became effective January 1, 2022. With respect to purchases made by or on behalf of ICE or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), in December 2021 we entered into a new Rule 10b5-1 trading plan that became effective in February 2022 and that governed some of our repurchases of shares of our common stock. In connection with our acquisition of Black Knight, on May 4, 2022 we terminated our Rule 10b5-1 trading plan and suspended share repurchases. We did not have any stock repurchases during 2024.
Refer to Note 12 to our consolidated financial statements, included in this Annual Report, for additional details on our stock repurchase plans and our repurchase activity during 2024.
ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. See the factors set forth under the heading “Forward Looking Statements” at the beginning of Part 1 of this Annual Report and in Item 1(A) under the heading “Risk Factors.” For discussion related to the results of operations and changes in financial condition for 2023 compared to 2022 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on February 8, 2024.
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
Our business has been impacted positively and negatively by these global economic conditions. For instance, due to market and interest rate volatility, we have seen increased trading across a number of our products, such as interest rate and equity futures, credit default swaps and bonds. Conversely, increases in mortgage interest rates in 2023 and to a lesser extent, 2024, have resulted in reduced consumer and investor demand for mortgages and adversely impacted the transaction-based revenues in our Mortgage Technology segment. If mortgage rates remain high or further increase, or if mortgage lending practices change, our Mortgage Technology segment revenues may be further impacted. In addition, higher interest rates have resulted, and may continue to result, in higher interest rates for our debt instruments as we refinance our existing indebtedness.
From an operational perspective, our businesses, including our exchanges, clearing houses, listings venues, data services businesses and mortgage platforms, have not suffered a material negative impact as a result of the events in Ukraine and the Middle East and surrounding regions.
We expect the macroeconomic environment to remain dynamic in the near-term, and we continue to monitor macroeconomic conditions, including interest rates, inflation rates, geopolitical events and military conflicts, including repercussions from the conflicts in Ukraine and the Middle East, and the impact that any of the foregoing may have on the global economy and on our business. We also continue to closely monitor credit worthiness of our counterparties, clearing members and our financial service providers and take risk management measures in line with established risk management frameworks.

Consolidated Financial Highlights
The following summarizes our results and significant changes in our consolidated financial performance for the periods presented (dollars in millions, except per share amounts):

(1)    Operating income/(loss) from our Mortgage Technology segment was $(170) million, $(276) million and $57 million in 2024, 2023 and 2022, respectively.
(2)    The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. Adjusted net income attributable to ICE is presented net of taxes. These adjusted numbers are not calculated in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. See “—Non-GAAP Financial Measures” below.

	Year Ended December 31,			Year Ended December 31,
	2024	2023	Change	2023	2022	Change
Revenues, less transaction-based expenses	$9,279	$7,988	16%	$7,988	$7,292	10%
Recurring revenues(1)	$4,829	$4,138	17%	$4,138	$3,721	11%
Transaction revenues, net(1)	$4,450	$3,850	16%	$3,850	$3,571	8%
Operating expenses	$4,970	$4,294	16%	$4,294	$3,654	18%
Adjusted operating expenses(2)	$3,810	$3,260	17%	$3,260	$2,953	10%
Operating income	$4,309	$3,694	17%	$3,694	$3,638	2%
Adjusted operating income(2)	$5,469	$4,728	16%	$4,728	$4,339	9%
Operating margin	46%	46%	—	46%	50%	(4 pts)
Adjusted operating margin(2)	59%	59%	—	59%	59%	—
Other income/(expense), net	$(681)	$(800)	(15)%	$(800)	$(1,830)	(56)%
Income tax expense	$826	$456	81%	$456	$310	47%
Effective tax rate	23%	16%	7 pts	16%	17%	(1 pt)
Net income attributable to ICE	$2,754	$2,368	16%	$2,368	$1,446	64%
Adjusted net income attributable to ICE(2)	$3,497	$3,177	10%	$3,177	$2,974	7%
Diluted earnings per share attributable to ICE common stockholders	$4.78	$4.19	14%	$4.19	$2.58	62%
Adjusted diluted earnings per share attributable to ICE common stockholders(2)	$6.07	$5.62	8%	$5.62	$5.30	6%
Cash flows from operating activities	$4,609	$3,542	30%	$3,542	$3,554	—%
Free cash flow(3)	$3,857	$3,053	26%	$3,053	$3,072	(1)%
Adjusted free cash flow(3)	$3,620	$3,197	13%	$3,197	$2,906	10%

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
•Revenues, less transaction-based expenses, increased $1.3 billion in 2024 from 2023. The increase in revenues includes $18 million in favorable foreign exchange effects arising from fluctuations in the U.S. dollar in 2024 as compared to 2023.
•Revenues, less transaction-based expenses, increased $696 million in 2023 from 2022. The increase in revenues includes $17 million in favorable foreign exchange effects arising from fluctuations in the U.S. dollar in 2023 as compared to 2022.
•Operating expenses increased $676 million in 2024 from 2023. The increase in operating expenses includes $8 million in unfavorable foreign exchange effects arising from fluctuations in the U.S. dollar in 2024 as compared to 2023.
•Operating expenses increased $640 million in 2023 from 2022. The increase in operating expenses includes $4 million in unfavorable foreign exchange effects arising from fluctuations in the U.S. dollar in 2023 as compared to 2022.
•Other income/(expense), net, in 2024 primarily includes interest income of $141 million, interest expense of $910 million, our equity earnings in OCC of $25 million, estimated equity losses in our investment in Bakkt of $83 million, a gain of $160 million related to the PennyMac arbitration final award payment, a gain of $6 million related to the sale of certain fixed assets and FX remeasurement losses of $15 million.
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

•The 23% effective tax rate in 2024 was above the statutory federal income tax rate primarily due to state and local income taxes, including the impacts of recording valuation allowances on certain state deferred tax assets, partially offset by favorable state apportionment changes and statutes of limitations expirations.
•The 16% effective tax rate in 2023 was below the statutory federal income tax rate primarily driven by the following factors: favorable audit settlements for historical years, favorable state apportionment changes, and the application of the high-tax exception to Global Intangible Low-Taxed Income. These benefits were partially offset by the impact of the U.K. corporate income tax increase from 19% to 25% effective April 1, 2023, and the tax impact of certain non-deductible Black Knight acquisition costs.
•The 17% effective tax rate in 2022 was below the statutory federal income tax rate primarily driven by the deferred income tax benefit from the impairment of our equity investment in Bakkt.
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
•emerging technology initiatives and offerings in our markets, including the use of artificial intelligence and machine learning;
•rising demand for speed, data, data capacity and connectivity by market participants, necessitating increased investment in technology; and
•consolidation and increasing competition among global markets for trading, clearing and listings.
Recent changes with regard to global financial reform have emphasized the importance of transparent markets, centralized clearing and access to data, all of which are important aspects of our product offering. However, some of the proposed rules have yet to be implemented and some rules that have already been partially implemented are being reconsidered, have been stayed or are subject to challenges in court. In addition, some of the global regulations have not been fully harmonized and several non-U.S. regulations are inconsistent with U.S. rules. As the evolution continues, legislative and regulatory actions may change the way we conduct our business and may create uncertainty for market participants, which could affect trading volumes or demand for market data. As a result, it is difficult to predict all of the effects that the legislation and its implementing regulations will have on us. As discussed more fully in Item 1 “- Business - Regulation” included in this Annual Report, Brexit, MiFID II and other regulations have resulted in operational, regulatory and/or business risk.
We have diversified our business so that we are not dependent on volatility or transaction activity in any one asset class. In addition, we have increased our portion of recurring revenues from 34% in 2014 to 52% in 2024. These recurring revenues include data services, listings and various mortgage technology solutions.
Many of the data products we sell and services we provide are required for our clients’ business operations regardless of market volatility or shifts in business profitability levels. We anticipate that there will continue to be growth in the financial information services sector driven by a number of global trends, including the following:
•increasing or evolving global regulatory demands;
•greater use of fair value accounting standards and reliance on independent valuations;
•greater emphasis on risk management;

•market fragmentation driven by regulatory changes;
•the move to passive investing and indexation;
•ongoing growth in the size and diversity of financial markets;
•increased automation of fixed income, mortgage and other less automated markets;
•the development of new data products;
•greater use of emerging technologies, including artificial intelligence and machine learning;
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
For details on trends in recent prior-year periods, refer to our 2023 and 2022 Annual Reports on Form 10-K.

Exchanges Segment
The following presents selected statements of income data for our Exchanges segment (dollars in millions):

REVENUES, LESS TRANSACTION-BASED EXPENSES
6,000
5,000
4,000
3,000
2,000
1,000
0
$ (Millions)
$4,071
$515
$877
$429
$378
$475
$235
$1,162
$4,440
$497
$933
$398
$383
$460
$271
$1,498
$4,959
$489
$947
$400
$431
$559
$257
$1,876
2022
2023
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

	Year Ended December 31,			Year Ended December 31,
	2024	2023	Change	2023	2022	Change
Revenues:
Energy futures and options	$1,876	$1,498	25%	$1,498	$1,162	29%
Agricultural and metals futures and options	257	271	(5)	271	235	15
Financial futures and options	559	460	22	460	475	(3)
Futures and options	2,692	2,229	21	2,229	1,872	19
Cash equities and equity options	2,913	2,298	27	2,298	2,722	(16)
OTC and other	400	398	—	398	429	(7)
Transaction and clearing, net	6,005	4,925	22	4,925	5,023	(2)
Data and connectivity services	947	933	2	933	877	6
Listings	489	497	(2)	497	515	(4)
Revenues	7,441	6,355	17	6,355	6,415	(1)
Transaction-based expenses(1)	2,482	1,915	30	1,915	2,344	(18)
Revenues, less transaction-based expenses	4,959	4,440	12	4,440	4,071	9
Other operating expenses	1,063	1,033	3	1,033	968	7
Depreciation and amortization	260	248	5	248	240	3
Acquisition-related transaction and integration costs	—	—	n/a	—	1	n/a
Operating expenses	1,323	1,281	3	1,281	1,209	6
Operating income	$3,636	$3,159	15%	$3,159	$2,862	10%

Recurring revenues	$1,436	$1,430	—%	$1,430	$1,392	3%
Transaction revenues, net	$3,523	$3,010	17%	$3,010	$2,679	12%

*Percentage changes in the table above deemed "n/a" are not meaningful.
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
In 2024 and 2023, 23% and 20%, respectively, of our Exchanges segment revenues, less transaction-based expenses, were billed in pounds sterling or euros. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Exchanges segment revenues, less transaction-based expenses, were higher by $15 million in 2024 from 2023.
Our exchange transaction and clearing revenues are presented net of rebates. We recorded rebates of $1.3 billion and $989 million in 2024 and 2023, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. The increase in rebates is primarily due to higher volumes traded as compared to 2023.
•Energy Futures and Options: Total volume in our energy futures and options markets increased 25% and revenues increased 25% in 2024 from 2023.
–Oil futures and options volume increased 21% in 2024 from 2023, in part, due to geopolitical risk in the Middle East and uncertainty regarding oil supply and demand dynamics.

–Global natural gas futures and options volume increased 30% in 2024 from 2023. The volume increase in our North American gas products was driven by increased volatility related to shifting weather and fundamentals. In addition, growth in our TTF and Asian JKM gas complexes was driven by the continued globalization of the commodity, coupled with price volatility related to geopolitical risks and supply and demand dynamics.
–Environmentals and other futures and options volume increased 38% in 2024 from 2023, due to record environmental volumes driven by price volatility related to geopolitical risk in the Middle East, continued demand for market-based mechanisms to price climate risk and help enable greenhouse gas reduction goals, and higher power volumes driven by increased volatility as compared to the prior year.
•Agricultural and Metals Futures and Options: Total volume in our agricultural and metals futures and options markets decreased 2% and revenues decreased 5% in 2024 from 2023. The overall decrease in agricultural volumes was due to reduced market volatility impacting our Sugar markets following an El Niño year, as well as a global supply shortage impacting our Cocoa markets, with Cocoa prices reaching an all-time high in 2024.
–Sugar futures and options volumes decreased 9% in 2024 from 2023.
–Other agricultural and metal futures and options volumes increased 4% in 2024 from 2023.
•Financial Futures and Options: Total volume in our financial futures and options markets increased 32% and revenues increased 22% in 2024 from 2023, including the impacts of foreign exchange effects.
–Interest rate futures and options volume increased 39% and revenue increased 33% in 2024 from 2023 driven by interest rate volatility and divergence of rate paths by central banks. Interest rate futures and options revenues were $399 million and $299 million in 2024 and 2023, respectively.
–Other financial futures and options volume, which includes our MSCI®, FTSE® and NYSE FANG+ equity index products, decreased 6% and revenue decreased 1% in 2024 from 2023. Other financial futures and options volume decreased due to overall lower equity market volatility than in the prior year. Other financial futures and options revenues were $160 million and $161 million in 2024 and 2023, respectively.
•Cash Equities and Equity Options: Cash equities volume increased 9% in 2024 from 2023 due to increased participation in U.S. equity markets. Cash equities revenues, net of transaction-based expenses, were $307 million and $268 million in 2024 and 2023, respectively. Equity options volume increased 19% in 2024 from 2023 driven by increased participation and higher market share. Equity options revenues, net of transaction-based expenses, were $124 million and $115 million in 2024 and 2023, respectively.
•OTC and Other: OTC and other transactions include revenues from our OTC energy business and other trade confirmation services, as well as net interest income and fees on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, exchange membership fees and agricultural grading and certification fees. Our OTC and other revenues were flat in 2024 compared to 2023.
•Data and Connectivity Services: Our data and connectivity services revenues increased 2% in 2024 from 2023. The increase in revenue was driven by the strong retention rate of existing customers, the addition of new customers and increased purchases by existing customers.
•Listings Revenues: Through NYSE, NYSE American and NYSE Arca, we generate listings revenue related to the provision of listings services for public companies and ETFs, and related corporate actions for listed companies. Listings revenues decreased 2% in 2024 from 2023, due to the continued roll-off of initial listing fees from the strong initial public offerings, or IPO, market in 2021 and special purpose acquisition company, or SPAC, delistings. All listings fees are billed upfront and the identified performance obligations are satisfied over time.
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
The following charts and tables present trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts):

Volume and Rate per Contract

	Year Ended December 31,			Year Ended December 31,
	2024	2023	Change	2023	2022	Change
Number of contracts traded (in millions):
Energy futures and options	1,099	883	25%	883	753	17%
Agricultural and metals futures and options	116	118	(2)%	118	102	16%
Financial futures and options	851	646	32%	646	646	—%
Total	2,066	1,647	26%	1,647	1,501	10%
Average Daily Volume of contracts traded (in thousands):
Energy futures and options	4,361	3,530	24%	3,530	3,000	18%
Agricultural and metals futures and options	462	474	(3)%	474	407	16%
Financial futures and options	3,309	2,532	31%	2,532	2,524	—%
Total	8,132	6,536	24%	6,536	5,931	10%
Rate per contract:
Energy futures and options	$1.71	$1.70	1%	$1.70	$1.54	10%
Agricultural and metals futures and options	$2.21	$2.29	(3)%	$2.29	$2.30	—%
Financial futures and options	$0.65	$0.70	(8)%	$0.70	$0.73	(3)%
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

	As of December 31,			As of December 31,
	2024	2023	Change	2023	2022	Change
Open interest — in thousands of contracts:
Energy futures and options	58,973	51,556	14%	51,556	42,524	21%
Agricultural and metals futures and options	3,503	4,855	(28)%	4,855	3,881	25%
Financial futures and options	24,987	22,380	12%	22,380	20,342	10%
Total	87,463	78,791	11%	78,791	66,747	18%
The following charts and tables present selected cash and equity options trading data. All trading volume below is presented as average net daily trading volume, or ADV, and is single counted:

	Year Ended December 31,			Year Ended December 31,
	2024	2023	Change	2023	2022	Change
NYSE cash equities (shares in millions):
Total cash handled volume	2,436	2,231	9%	2,231	2,409	(7)%
Total cash market share matched	19.7%	19.9%	(0.2 pts)	19.9%	19.9%	—
NYSE equity options (contracts in thousands):
NYSE equity options volume (ADV)	9,375	7,900	19%	7,900	7,621	4%
Total equity options volume (ADV)	44,360	40,369	10%	40,369	38,244	6%
NYSE share of total equity options	21.1%	19.6%	1.5 pts	19.6%	19.9%	(0.3 pts)
Revenue capture or rate per contract:
Cash equities rate per contract (per 100 shares)	$0.050	$0.048	4%	$0.048	$0.045	6%
Equity options rate per contract	$0.05	$0.06	(10)%	$0.06	$0.05	7%
Handled volume represents the total number of shares of equity securities, ETFs and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
Transaction-Based Expenses
Our equities and equity options markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. Section 31 fees are recorded on a gross basis as a component of transaction and clearing fee revenue. These Section 31 fees are assessed to recover the government’s costs of supervising and regulating the securities markets and professionals and are subject to change. We, in turn, collect corresponding activity assessment fees from member organizations clearing or settling trades on the equities and options exchanges, and recognize these amounts in our transaction and clearing revenues when invoiced. The activity assessment fees are designed to equal the Section 31 fees. As a result, activity assessment fees and the corresponding Section 31 fees do not have an impact on our net income, although the timing of payment by us will vary from collections. Section 31 fees were $679 million and $293 million in 2024 and 2023, respectively. The increase in Section 31 fees was primarily due to an increase in rates and volumes. The fees we collect are included in cash at the time of receipt and we remit the amounts to the SEC semi-annually as required. The total amount is included in current liabilities and was $316 million as of December 31, 2024.
We make liquidity payments to cash and options trading customers, as well as routing charges made to other exchanges which are included in transaction-based expenses. We incur routing charges when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We record routing charges on a gross basis as a component of transaction and clearing fee revenue. Cash liquidity payments, routing and clearing fees were $1.8 billion and $1.6 billion in 2024 and 2023, respectively.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Exchanges segment's operating expenses, operating income and operating margin (dollars in millions). See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Exchanges Segment:	Year Ended December 31,			Year Ended December 31,
	2024	2023	Change	2023	2022	Change
Operating expenses	$1,323	$1,281	3%	$1,281	$1,209	6%
Adjusted operating expenses(1)	$1,240	$1,199	3%	$1,199	$1,142	5%
Operating income	$3,636	$3,159	15%	$3,159	$2,862	10%
Adjusted operating income(1)	$3,719	$3,241	15%	$3,241	$2,929	11%
Operating margin	73%	71%	2 pts	71%	70%	1 pt
Adjusted operating margin(1)	75%	73%	2 pts	73%	72%	1 pt

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

	Year Ended December 31,			Year Ended December 31,
	2024	2023	Change	2023	2022	Change
Revenues:
Fixed income execution	$117	$124	(6)%	$124	$101	23%
CDS clearing	343	360	(5)	360	305	18
Fixed income data and analytics	1,177	1,118	5	1,118	1,098	2
Fixed income and credit	1,637	1,602	2	1,602	1,504	7
Other data and network services	661	629	5	629	588	7
Revenues	2,298	2,231	3	2,231	2,092	7
Other operating expenses	1,129	1,079	5	1,079	1,023	5
Depreciation and amortization	326	341	(4)	341	349	(2)
Acquisition-related transaction and integration costs	—	—	—	—	1	(95)
Operating expenses	1,455	1,420	2	1,420	1,373	3
Operating income	$843	$811	4%	$811	$719	13%

Recurring revenues	$1,838	$1,747	5%	$1,747	$1,686	4%
Transaction revenues	$460	$484	(5)%	$484	$406	20%
In the table above, we consider fixed income data and analytics revenues and other data and network services revenues to be recurring revenues.
In both 2024 and 2023, 11% of our Fixed Income and Data Services segment revenues were billed in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues denominated in foreign currencies changes accordingly. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar during 2024, our Fixed Income and Data Services revenues were higher by $3 million in 2024 than in 2023.
Fixed Income and Data Services Revenues
Our Fixed Income and Data Services revenues increased 3% in 2024 from 2023 primarily due to strength in our fixed income data and analytics products and our other data and network services.
•Fixed Income Execution: Fixed income execution includes revenues from ICE Bonds. Execution fees are reported net of rebates, which were $7 million and $5 million in 2024 and 2023, respectively. Our fixed income execution revenues decreased 6% in 2024 from 2023 as higher revenues from record corporate and municipal bond trading were more than offset by lower levels of U.S. treasury activity.
•CDS Clearing: CDS clearing revenues decreased 5% in 2024 from 2023. The notional value of CDS cleared, including index options, was $19.8 trillion and $19.0 trillion in 2024 and 2023, respectively. The overall decrease in revenues was primarily due to lower net interest income on collateral balances.
•Fixed Income Data and Analytics: Our fixed income data and analytics revenues increased 5% in 2024 from 2023 primarily due to growth in our pricing and reference data business and strength in our index business.
•Other Data and Network Services: Our other data and network services revenues increased 5% in 2024 from 2023. The increase in revenues was primarily driven by growth in our ICE Global Network offering, coupled with strength in our consolidated feeds and desktop revenues.
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
As of December 31, 2024, ASV was $1.838 billion, which increased 4.9% compared to the ASV as of December 31, 2023. ASV represents nearly 100% of total data services revenues for this segment. This does not adjust for year-over-year foreign exchange fluctuations.

Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Fixed Income and Data Services segment's operating expenses, operating income and operating margin (dollars in millions). See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Fixed Income and Data Services Segment:	Year Ended December 31,			Year Ended December 31,
	2024	2023	Change	2023	2022	Change
Operating expenses	$1,455	$1,420	2%	$1,420	$1,373	3%
Adjusted operating expenses(1)	$1,272	$1,252	2%	$1,252	$1,193	5%
Operating income	$843	$811	4%	$811	$719	13%
Adjusted operating income(1)	$1,026	$979	5%	$979	$899	9%
Operating margin	37%	36%	1 pt	36%	34%	2 pts
Adjusted operating margin(1)	45%	44%	1 pt	44%	43%	1 pt

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

Mortgage Technology Segment
The following charts and table present our selected statements of income data for our Mortgage Technology segment (dollars in millions):

(1)    Servicing Software was a new revenue category beginning in 2023 following completion of the Black Knight acquisition.
(2)    The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. These adjusted numbers are not calculated in accordance with GAAP. See “- Non-GAAP Financial Measures” below.

	Year Ended December 31,			Year Ended December 31,
	2024	2023	Change	2023	2022	Change
Revenues:
Origination technology	$713	694	3%	694	798	(13)%
Closing solutions	202	179	13	179	239	(25)
Servicing software	848	288	194	288	—	n/a
Data and analytics	259	156	66	156	92	69
Revenues	2,022	1,317	54	1,317	1,129	17
Other operating expenses	1,137	698	63	698	539	30
Depreciation and amortization	951	626	52	626	442	41
Acquisition-related transaction and integration costs	104	269	(61)	269	91	194
Operating expenses	2,192	1,593	38	1,593	1,072	49
Operating income/(loss)	$(170)	$(276)	(38)%	$(276)	$57	n/a

Recurring revenues	$1,555	$961	62%	$961	$643	50%
Transaction revenues	$467	$356	31%	$356	$486	(27)%

*Percentage changes in the table above deemed "n/a" are not meaningful.
In the table above, we consider subscription fee and certain other revenues to be recurring revenues. Each revenue classification above contains a mix of recurring and transaction revenues, based on the various service offerings described in more detail below.
Mortgage Technology Revenues
Our mortgage technology revenues are derived from our comprehensive, end-to-end U.S. residential mortgage platform. Our mortgage technology business is intended to enable greater workflow efficiency and mitigate risks for customers throughout the mortgage life cycle. Black Knight contributed $1.1 billion and $363 million of revenues in 2024 and 2023, respectively, following completion of the acquisition.
•Origination technology: Our origination technology revenues increased 3% in 2024 from 2023 primarily due to incremental origination technology revenue contributed by Black Knight following completion of our acquisition in September 2023. Our origination technology acts as a system of record for the mortgage transaction, automating the gathering, reviewing, and verifying of mortgage-related information and enabling automated enforcement of rules and business practices designed to help ensure that each completed loan transaction is of high quality and adheres to secondary market standards. These revenues are based on recurring Software as a Service, or SaaS, subscription fees, with an additive transaction-based or success-based pricing fee as lenders exceed the number of loans closed that are included with their monthly base subscription, as well as professional services.
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
•Closing solutions: Our closing solutions revenues increased 13% in 2024 from 2023 primarily driven by increased market share and continued adoption of digital solutions. Our closing solutions connect key participants, such as lenders, title and settlement agents and individual county recorders, to digitize the closing and recording process. Closing solutions also include revenues from our MERSCORP Holdings, Inc., or MERS database, which provides a system of record for recording and tracking changes, servicing rights and beneficial ownership interests in loans secured by U.S. residential real estate. Revenues from closing solutions are largely transaction-based and are based on the volume of loans closed.
•Servicing software: Our servicing software revenues increased $560 million in 2024 from 2023 due to a full year of servicing software revenue contributed by Black Knight following completion of our acquisition in September 2023. Our servicing software revenues include integrated mortgage servicing solutions, which help automate all areas of the servicing process, from loan boarding to final payment or default, to help lower costs, reduce risk and improve financial performance. Our servicing solutions support first lien mortgages, home equity loans and lines of credit on a single platform to manage all servicing processes, including loan setup and maintenance, escrow administration, investor reporting, and regulatory requirements. We also provide solutions that provide consumers with access to customized, timely information about their mortgages and allow our clients’ customer service representatives to access the same customer information, which is key to increasing borrower retention. Another servicing solution provides clients, third-party providers and their developers access to our growing catalog of APIs across the mortgage life cycle. Revenues from servicing solutions are largely subscription-based and recurring in nature based on number of loans serviced.
Our default servicing solutions help simplify the complex process for loans that move into default, while supporting servicers with their compliance requirements and to facilitate more efficient loss mitigation processes.
We also offer advanced technology to support the bankruptcy and foreclosure process, and more efficiently manage claims related to properties in foreclosure, as well as tools to support loss analysis, to help servicers make the right decisions at the right time. Revenues from default servicing solutions are largely transaction-based and are based on number of foreclosures.
•Data and Analytics: Our Data and Analytics revenues increased 66% in 2024 from 2023 primarily due to the incremental revenue contributed by Black Knight following completion of our acquisition in September 2023. Data and Analytics revenues include those related to ICE Mortgage Technology's Data & Document Automation and Mortgage Analyzer solutions, or Analyzer, which offers customers greater efficiency by streamlining data collection and validation through our automated document recognition and data extraction capabilities. Analyzer revenues can be both recurring and transaction-based in nature. In addition, our data offerings include real-time industry and peer benchmarking tools, which provide originators a granular view into the real-time trends of the U.S. residential mortgage market, as well as credit and prepayment models, custom and proprietary analytics, valuation, and MLS solutions. We also provide de-identified mortgage origination data for lenders and industry participants to access industry data and origination information. Revenues related to our data products are largely subscription-based and recurring in nature. The data and insights from these solutions inform, support and enhance our other solutions to help lenders and servicers make more informed decisions, improve performance, identify and predict risk and generate more qualified leads.
Our data and analytics offerings include property ownership data, lien data, servicing data, automated valuation models and collateral risk scores, among others, provided to clients in the mortgage, real estate and capital markets verticals.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Mortgage Technology segment's operating expenses, operating income and operating margin (dollars in millions). The primary driver of the increase in operating expenses is related to the impact of the Black Knight acquisition and the corresponding Black Knight related operating expenses. The resulting operating losses and negative margins are primarily related to the acquisition-related transaction and integration costs incurred during the years presented. See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Mortgage Technology Segment:	Year Ended December 31,			Year Ended December 31,
	2024	2023	Change*	2023	2022	Change
Operating expenses	$2,192	$1,593	38%	$1,593	$1,072	49%
Adjusted operating expenses(1)	$1,298	$809	60%	$809	$618	31%
Operating income/(loss)	$(170)	$(276)	(38)%	$(276)	$57	n/a
Adjusted operating income(1)	$724	$508	43%	$508	$511	(1)%
Operating margin	(8)%	(21)%	13 pts	(21)%	5%	(26 pts)
Adjusted operating margin(1)	36%	39%	(3 pts)	39%	45%	(6 pts)

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

Consolidated Operating Expenses
The following presents our consolidated operating expenses (dollars in millions):

CONSOLIDATED OPERATING EXPENSES
6,000
5,000
4,000
3,000
2,000
1,000
0
$ (Millions)
$3,654
$1,031
$992
$224
$1,407
$4,294
$1,215
$1,092
$392
$1,595
$4,970
$1,537
$1,266
$258
$1,909
2022
2023
2024
Depreciation and amortization
Technology and communication, rent and occupancy, and selling, general and administrative
Professional services and acquisition-related transaction and integration costs
Compensation and benefits

	Year Ended December 31,			Year Ended December 31,
	2024	2023	Change	2023	2022	Change
Compensation and benefits	$1,909	$1,595	20%	$1,595	$1,407	13%
Professional services	154	123	25%	123	131	(6)
Acquisition-related transaction and integration costs	104	269	(61)%	269	93	189
Technology and communication	848	734	16%	734	683	8
Rent and occupancy	111	92	21%	92	83	10
Selling, general and administrative	307	266	15%	266	226	17
Depreciation and amortization	1,537	1,215	27%	1,215	1,031	18
Total operating expenses	$4,970	$4,294	16%	$4,294	$3,654	18%
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
In 2024 and 2023, 8% and 9%, respectively, of our operating expenses were billed in pounds sterling or euros. Due to fluctuations in the U.S. dollar compared to the pound sterling and euro, our consolidated operating expenses were $8 million higher in 2024 than in 2023. See Item 7(A) “- Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” below for additional information.

Compensation and Benefits Expenses
Compensation and benefits expense is our most significant operating expense and includes non-capitalized employee wages, bonuses, non-cash or stock compensation, certain severance costs, benefits and employer payroll taxes. The bonus and stock compensation components of our compensation and benefits expense are based on both our financial performance and individual employee performance. Therefore, our compensation and benefits expense will vary year-to-year based on our financial performance and fluctuations in our number of employees. The below chart summarizes the significant drivers of our compensation and benefits expense results for the periods presented (dollars in millions, except employee headcount).

	Year Ended December 31,
	2024	2023	Change
Employee headcount	12,920	13,046	(1)%
Stock-based compensation expenses	$212	$197	8%
Compensation and benefits expense increased $314 million in 2024 from 2023 primarily due to incremental expense of $269 million attributable to our acquisition of Black Knight and higher payroll, bonus and noncash performance-based restricted stock compensation expenses due to merit and performance, partially offset by higher capitalized labor. The stock-based compensation expenses in the table above relate to employee stock option and restricted stock awards and exclude stock-based compensation related to acquisition-related transaction and integration costs.
Professional Services Expenses
Professional services expense includes fees for consulting services received on strategic and technology initiatives, temporary labor, as well as regulatory, legal and accounting fees, and may fluctuate as a result of changes in our use of these services in our business.
Professional services expenses increased $31 million in 2024 from 2023 primarily due to $6 million in incremental expense attributable to our acquisition of Black Knight, combined with increases in NYSE regulatory consulting and general legal matter expenses.
Acquisition-Related Transaction and Integration Costs
In 2024, we incurred $104 million in acquisition-related transaction and integration costs primarily due to integration expenses related to Black Knight. In 2023, we incurred $269 million in acquisition-related transaction and integration costs primarily due to legal, banker, consulting and integration expenses related to our acquisition and integration of Black Knight and our integration of Ellie Mae. Included in the acquisition-related transaction and integration costs in 2023 were $55 million of Black Knight replacement restricted stock awards that accelerated due to the Divestitures and certain terminations.
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
Technology and communications expenses increased by $114 million in 2024 from 2023, primarily due to hardware and software support costs and data services expenses, mainly at Black Knight, combined with rising revenues on certain products causing an increase in our revenue share.

Rent and Occupancy Expenses
Rent and occupancy expense relates to leased and owned property and includes rent, maintenance, real estate taxes, utilities and other related costs. We have significant operations located in the U.S., U.K., and India, with smaller offices located throughout the world.
Rent and occupancy expenses increased $19 million in 2024 from 2023, primarily due to duplicate rent expenses related to our London and New York leased offices and incremental increases attributable to Black Knight offices. See Item 2 “- Properties” above for additional information regarding our leased and owned property.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include marketing, advertising, public relations, insurance, bank service charges, dues and subscriptions, travel and entertainment, non-income taxes and other general and administrative costs.
Selling, general and administrative expenses increased $41 million in 2024 from 2023, primarily due to $20 million in incremental costs attributable to Black Knight and increases in other underlying costs, including customer acquisition costs from higher IPO activity, marketing, travel and entertainment. In addition, we also incurred a $10 million expense in 2024 for valid claims made following an equity trading issue at NYSE that occurred in June 2024, which is net of insurance proceeds, and $15 million of accruals related to a regulatory matters. These increases were partially offset by 2023 expenses, including a $6 million expense for claims made following a NYSE system outage in January 2023, and an $11 million regulatory matter expense.
Depreciation and Amortization Expenses
Depreciation and amortization expense results from depreciation of long-lived assets such as buildings, leasehold improvements, aircraft, hardware and networking equipment, purchased software, internally-developed software, furniture, fixtures and equipment over their estimated useful lives. This expense includes amortization of intangible assets obtained in our acquisitions of businesses over their estimated useful lives. Intangible assets subject to amortization consist primarily of customer relationships, technology, data and databases and trademarks and trade names.
We recorded amortization expenses on intangible assets acquired as part of our acquisitions, as well as on other intangible assets, of $1.0 billion and $749 million in 2024 and 2023, respectively. During 2024, $427 million in amortization expense was related to intangible assets acquired in connection with our Black Knight acquisition, as compared to $141 million in 2023. Amortization expense includes a $3 million impairment charge related to developed technology and a $7 million impairment charge related to a trademark intangible for 2024 and 2023, respectively.
We recorded depreciation expenses on our fixed assets of $525 million and $466 million in 2024 and 2023, respectively. The increase in 2024 over 2023 was primarily due to depreciation of fixed assets in connection with our Black Knight acquisition of $37 million in 2024, as compared to $9 million in 2023, and increases in internally developed software and leasehold improvements.
Consolidated Non-Operating Income/(Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following tables present our non-operating income/(expenses) (dollars in millions):

	Year Ended December 31,			Year Ended December 31,
	2024	2023	Change	2023	2022	Change*
Other income/(expense):
Interest income	$141	$319	(56)%	$319	$108	195%
Interest expense	(910)	(808)	13	(808)	(616)	31
Other income/(expense), net	88	(311)	n/a	(311)	(1,322)	(76)
Total other income/(expense), net	$(681)	$(800)	(15)%	$(800)	$(1,830)	(56)%
Net income attributable to non-controlling interests	$(48)	$(70)	(31)%	$(70)	$(52)	35%

*Percentage changes in the table above deemed "n/a" are not meaningful.

Interest Income
During 2024 and 2023 we earned interest income of $141 million and $319 million, respectively. Interest income decreased in 2024 from 2023 primarily due to decreased investment balances following the Black Knight acquisition.
In 2024 we earned $18 million in interest income on short term investments related to $500 million of the net proceeds from the 2031 Notes which we intend to use to repay a portion of the aggregate principal amount of the 2025 Notes at their maturity.
In 2023 we earned $213 million in interest income on the short-term investments related to the $5.0 billion of senior notes issued in connection with, and the operating cash accumulated for, the Black Knight acquisition.
In addition, our clearing houses also earned interest income of $93 million in 2024 and $88 million in 2023. The remainder primarily relates to interest earned on various unrestricted and restricted cash balances held within our other group entities.
Interest Expense
In 2024 and 2023, we incurred interest expense of $910 million and $808 million, respectively. Interest expense increased primarily due to increased borrowings raised to fund the Black Knight acquisition. In 2024 and 2023, we incurred Interest expense of $763 million and $703 million, respectively, on our senior notes. In 2024 and 2023, we incurred interest expense of $132 million and $88 million, respectively, on borrowings under our Commercial Paper Program and Term Loan facility (each as defined in "Liquidity and Capital Resources—Debt"), both of which partially funded the Black Knight acquisition. The remainder primarily relates to fees incurred on maintaining our revolving credit facility and other facilities within our group entities. See “— Debt” below.
Other Income/(Expense), net
Equity investments and equity method investments
Our equity method investments include OCC and Bakkt, among others. We recognized losses of $62 million and $122 million during 2024 and 2023, respectively, of our share of estimated equity method investment losses, net, which are included in other income/(expense), net. The estimated losses during 2024 and 2023 are primarily related to our investment in Bakkt, partially offset by the estimated profits related to our investment in OCC. Both 2024 and 2023 include adjustments to reflect the difference between reported prior period actual results from our original estimates.
For our equity investments that do not have readily determinable fair values, in 2024 we recorded a net $1 million fair value loss.
In connection with our acquisition of Black Knight, we acquired an investment in Dun & Bradstreet, which we classified as an equity investment. Subsequent to the Black Knight acquisition and prior to December 31, 2023, we sold the entire investment for a total of $187 million and realized a total loss of $3 million on the sales, net of dividends received, which is included in other income/(expense), net, in 2023.
Legal & regulatory
In 2024, we recorded a gain of $160 million related to the Penny Mac arbitration final award payment.
Other
In connection with our sale of Black Knight’s Optimal Blue and Empower LOS businesses we received a Promissory Note as part of the sale proceeds that was originally valued at $235 million on the Divestiture Date. As we elected the fair value option for the Promissory Note, we were required to mark the asset to fair value each reporting period. For subsequent measurement as of December 31, 2023, we wrote down the value of the Promissory Note, resulting in a fair value loss of $160 million, which was included in other income/(expense), net, in 2023.
In 2023, we recorded an impairment related to our CAT loan receivable of $16 million.
In 2024, we recorded a $6 million gain on a sale of property and equipment.
We incurred foreign currency transaction losses of $15 million and $12 million in 2024 and 2023, respectively. This was primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. Foreign currency transaction gains and losses are recorded in other income/(expense), net, when the settlement of foreign currency assets, liabilities and payables occur in non-functional currencies and there is an increase or decrease in the period-end foreign currency exchange rates between periods. See Item 7A “- Quantitative and Qualitative Disclosures About Market Risk -Foreign Currency Exchange Rate Risk” included elsewhere in this Annual Report for more information on these items.
We recognized the other components of net benefit cost of our defined benefit plans in the income statement as non-operating income. The combined net periodic impact of these plans was a $1 million expense and a $2 million benefit in 2024 and 2023, respectively.
Non-Controlling Interests
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests. As of December 31, 2024, our non-controlling interests include those related to the non-ICE limited partners' interest in our CDS clearing subsidiaries and non-controlling interest in ICE Futures Abu Dhabi.
As of December 31, 2024, we also had redeemable non-controlling interests, reflected in temporary equity within our consolidated balance sheet, related to a put right held by non-ICE members to require us to purchase their interests in an entity acquired by us in 2024.
Consolidated Income Tax Provision
Consolidated income tax expense was $826 million and $456 million in 2024 and 2023, respectively. The increase in our consolidated income tax expense between years is primarily due to higher pre-tax income and a higher effective tax rate.
Our effective tax rate was 23% and 16% in 2024 and 2023, respectively. The 23% effective tax rate in 2024 was above the statutory federal income tax rate primarily due to state and local income taxes, including the impacts of recording valuation allowances on certain state deferred tax assets, partially offset by favorable state apportionment changes and statutes of limitations expirations.
The 16% effective tax rate in 2023 was below the statutory federal income tax rate primarily driven by the following factors: favorable audit settlements for historical years, favorable state apportionment changes and the application of the high-tax exception to Global Intangible Low-Taxed Income. These benefits were partially offset by the impact of the U.K. corporate income tax increase from 19% to 25% effective April 1, 2023, and the tax impact of certain non-deductible Black Knight acquisition costs.
The Organisation for Economic Cooperation and Development, or OECD, Global Anti-Base Erosion Pillar Two minimum tax rules, or Pillar Two, which generally provide for a minimum effective tax rate of 15%, are intended to apply to tax years beginning in 2024. The EU member states and many other countries, including the U.K., our most significant non-U.S. jurisdiction, have committed to implement or have already enacted legislation adopting the Pillar Two rules. In July 2023, the U.K. enacted the U.K. Finance Act 2023, effective as of January 1, 2024, which included provisions to implement certain portions of the OECD Global Anti-Base Erosion Pillar Two minimum tax rules and included an election to apply a transitional safe harbor to extend certain effective dates to accounting periods commencing on or before December 31, 2026 and ending on or before June 30, 2028. These Pillar Two rules, including those in the U.K., did not have a material impact on our income tax provision as of December 31, 2024 or 2023.
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

(1)    2022 and 2023 acquisition and integration costs, net of divestitures excludes $741 million and $187 million of proceeds from sales of our Euroclear and Dun & Bradstreet investments, respectively.

We have financed our operations, growth and cash needs primarily through income from operations and borrowings under our various debt facilities. Our principal capital requirements have been to fund capital expenditures, working capital, strategic acquisitions and investments, stock repurchases, dividends and the development of our technology platforms. We believe that our cash on hand and cash flows from operations will be sufficient to repay our outstanding debt, but we may also incur additional debt or issue additional equity securities in the future. See “- Future Capital Requirements” below.
See “- Cash Flow” below for a discussion of our capital expenditures and capitalized software development costs.
Consolidated cash and cash equivalents were $844 million and $899 million as of December 31, 2024 and 2023, respectively. We had $1.5 billion and $871 million in short-term and long-term restricted cash and cash equivalents as of December 31, 2024 and 2023, respectively. We had $594 million and $680 million in short-term restricted investments as of December 31, 2024 and 2023, respectively. We had $82.1 billion and $79.0 billion of cash and cash equivalent margin deposits and guaranty funds as of December 31, 2024 and 2023, respectively.
As of December 31, 2024, the amount of unrestricted cash held by our non-U.S. subsidiaries was $370 million. Due to the application of Global Intangible Low-Taxed Income as of January 1, 2018, the majority of our foreign earnings for the period January 1, 2018 through December 31, 2022 have been subject to immediate U.S. income taxation, and can be distributed to the U.S. in the future with no material additional U.S. income tax consequences. We made and intend to apply the high tax exception to Global Intangible Low-Taxed Income in 2023 and 2024, respectively, and thus the majority of our foreign earnings in 2023 and 2024 are not expected to be subject to immediate U.S. income taxation. However, these foreign earnings can also generally be distributed to the U.S. with no material additional U.S. income tax consequences, primarily due to the availability of dividend received deductions.
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
Cash Flow
The following table presents the major components of net changes in cash and cash equivalents, and restricted cash and cash equivalents (in millions):

	Year Ended December 31,
	2024	2023	2022
Net cash provided by/(used in):
Operating activities	$4,609	$3,542	$3,554
Investing activities	(921)	(8,797)	677
Financing activities	79	(64,345)	(1,841)
Effect of exchange rate changes	(14)	7	(23)
Net increase/(decrease) in cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	$3,753	$(69,593)	$2,367
Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, deferred taxes, stock-based compensation and the effects of changes in working capital.
The $1.1 billion increase in net cash provided by operating activities during the year ended December 31, 2024 from the comparable period in 2023 was primarily driven by the following:
•An increase in net income, excluding depreciation and amortization, of $686 million which is primarily related to the full period impact of the Black Knight acquisition combined with increases in operating income from the Exchanges segment.
•An increase in changes in working capital accounts of $451 million, including the following:
◦A change of $381 million related to the timing of the Section 31 fee rate changes and payments; and

◦A net increase of $70 million related to changes in other underlying working capital accounts, primarily due to timing of payments and receipts.
Investing Activities
The $7.9 billion decrease in cash used in investing activities during the year ended December 31, 2024 from the comparable period in 2023 was primarily driven by the following:
•A decrease in cash paid for acquisitions, net of cash acquired, of $10.2 billion primarily related to the Black Knight acquisition in September 2023;
•Net proceeds from our restricted investments of $103 million during the year ended December 31, 2024 as compared to net purchases of $671 million during the year ended December 31, 2023. The net purchases of $671 million during the year ended December 31, 2023 primarily consisted of short-term restricted investments purchased by ICE Clear Europe for regulatory capital requirements of which $680 million matured during the year ended December 31, 2024. This was partially offset by the $500 million of net proceeds from the offering of our 2031 Notes during the year ended December 31, 2024 that have been invested and will be used to repay our senior notes maturing in May 2025;
•Proceeds of $75 million that we received from the sale of the Promissory Note during the year ended December 31, 2024;
•Capital expenditures and capitalized software development costs increased $263 million driven by full period Black Knight activity combined with leasehold improvements and build-out of our new offices and one of our existing data centers;
•During the year ended December 31, 2024, we had purchases of equity and equity method investments of $29 million as compared to net proceeds of $179 million during the year ended December 31, 2023. The net proceeds were due to the sale of our Dun & Bradstreet investment for $187 million, partially offset by equity investment purchases; and
•During the year ended December 31, 2024, we had net purchases of $294 million from the invested margin deposit activity compared to net proceeds of $2.4 billion during the year ended December 31, 2023. These amounts fluctuate based on clearinghouse treasury investment activity related to collateral and liquidity management.
Financing Activities
The $64.4 billion change in financing cash flows from cash used in financing activities in 2023 to cash provided by financing activities in 2024 was primarily driven by the following:
•The change in cash and cash equivalent margin deposits and guaranty fund liability of $68.9 billion due to reduced volatility from 2022 to 2023 which impacted the prior year change;
•During the year ended December 31, 2024, we had net repayments of debt of $861 million, primarily due to the repayment of the Term Loan, partially offset by the issuance of the 2031 Notes. During the year ended December 31, 2023, we had net proceeds from debt issuances of $114 million primarily due to funding of the Black Knight acquisition;
•During the year ended December 31, 2024, we had net redemptions of commercial paper of $1.4 billion as compared to net proceeds of $2.0 billion during the year ended December 31, 2023. Our commercial paper issuances and subsequent redemptions were related to financing the Black Knight acquisition; and
•Dividends paid to stockholders increased $84 million primarily due to the increase in the dividend per share for the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Debt
As of December 31, 2024, we had $20.4 billion in outstanding debt, consisting of $19.8 billion of senior notes and $529 million under our Commercial Paper Program. As of December 31, 2024, our senior notes of $19.8 billion had a weighted average maturity of 13 years and a weighted average cost of 3.7% per annum. As of December 31, 2024, our Commercial Paper notes outstanding had original maturities ranging from 6 to 20 days with a weighted average interest rate of 4.6% per annum, and a weighted average remaining maturity of 14 days.

As of December 31, 2023, we had $22.6 billion in outstanding debt, consisting of $19.0 billion of senior notes, $2.0 billion under our Commercial Paper Program and $1.6 billion under our Term Loan. As of December 31, 2023, our senior notes of $19.0 billion had a weighted average maturity of 15 years and a weighted average cost of 3.6% per annum. This included the $1.0 billion principal amount of Black Knight InfoServ LLC's 3.625% senior notes due 2028, or the Black Knight Notes, that became part of ICE's consolidated long-term debt on the acquisition date of September 5, 2023 and remained outstanding as of December 31, 2023. Our Commercial Paper notes had original maturities of 4 to 45 days, with a weighted average interest rate of 5.70% per annum and a weighted average maturity of 32 days. Our Term Loan had a maturity date of August 31, 2025 and bore interest at a rate of 6.3% as of December 31, 2023.
We have a $3.9 billion senior unsecured revolving credit facility, or the Credit Facility, with a maturity date of May 31, 2029. As of December 31, 2024, of the $3.9 billion that was available for borrowing under the Credit Facility, $529 million was required to backstop the amount outstanding under the Commercial Paper Program and $172 million was required to support certain broker-dealer and other subsidiary commitments. Amounts required to backstop notes outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $3.2 billion is available for working capital and general corporate purposes, including, but not limited to, acting as a backstop to future increases in the amounts outstanding under the Commercial Paper Program.
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
On May 13, 2024, we issued $750 million in aggregate principal amount of 5.25% senior notes due 2031, or the 2031 Notes. We intend to use $500 million of the net proceeds from the offering of the 2031 Notes to repay a portion of the aggregate principal amount of the senior notes maturing in May 2025, or the 2025 Notes. The net proceeds intended to repay the 2025 Notes have been invested and recorded as short-term restricted investments in our consolidated balance sheet as of December 31, 2024. We used the remaining net proceeds to assist with the repayments of the outstanding borrowings under the senior unsecured delayed draw term loan facility, or the Term Loan.
We previously had a $2.4 billion two-year Term Loan, that we entered into on May 25, 2022. Draws under the Term Loan bore interest on the principal amount outstanding at either (a) Term Secured Overnight Financing Rate, or Term SOFR,

plus an applicable margin of 87.5 basis points plus a credit spread adjustment of 10 basis points or (b) a "base rate" plus an applicable margin. The applicable margin ranged from 0.625% to 1.125% for Term SOFR loans and from 0.000% to 0.125% for base rate loans, in each case, based on a ratings-based pricing grid. The proceeds from borrowings under the Term Loan were used to fund a portion of the purchase price for the Black Knight acquisition. During the second quarter of 2024, we fully repaid our outstanding obligations under the Term Loan and debt issuance costs incurred related to the Term Loan were fully amortized at the time of repayment.
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
In December 2021 we entered into a new Rule 10b5-1 trading plan that became effective in February 2022. In connection with our acquisition of Black Knight, on May 4, 2022, we terminated our Rule 10b5-1 trading plan and suspended share repurchases. Therefore, we did not have any share repurchases in 2024 and 2023. During 2022 we repurchased 5.0 million shares of our outstanding common stock at a cost of $632 million, excluding shares withheld upon vesting of equity awards, including 4.6 million shares at a cost of $582 million under our Rule 10b5-1trading plan and 0.4 million shares at a cost of $50 million on the open market. Open market repurchases are only made during an open trading period. The remaining balance of Board approved funds for future repurchase as of December 31, 2024 was $2.5 billion. In December 2024, our Board reauthorized the remaining balance of $2.5 million for future repurchases.
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
During 2024, we paid cash dividends of $1.80 per share of our common stock in the aggregate, including quarterly dividends of $0.45 per share, for an aggregate payout of $1.0 billion, which includes the payment of dividend equivalents on unvested employee restricted stock units. Refer to Note 12 to our consolidated financial statements included in this Annual Report, for details on the amounts of our quarterly dividend payouts for the last three years.
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
We currently expect to incur capital expenditures (including operational and real estate capital expenditures) and to incur software development costs that are eligible for capitalization ranging in the aggregate between $730 million and

$780 million in 2025, which we believe will support the enhancement of our technology, business integration and the continued growth of our businesses.
As of December 31, 2024, we had $2.5 billion authorized for future repurchases of our common stock, which amount was reauthorized by our board in December 2024. We expect to resume repurchases of our common stock in the first quarter of 2025. Refer to Note 12 to our consolidated financial statements included in this Annual Report for additional details on our stock repurchase program.
Our Board has adopted a quarterly dividend policy providing that dividends will be approved quarterly by the Board or the Audit Committee taking into account factors such as our evolving business model, prevailing business conditions, our current and future planned strategic growth initiatives and our financial results and capital requirements, without a predetermined net income payout ratio. On February 6, 2025, we announced a $0.48 per share dividend for the first quarter of 2025 payable on March 31, 2025 to stockholders of record as of March 17, 2025.
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
The table below outlines our adjusted operating expenses, adjusted operating income, adjusted operating margin, adjusted net income attributable to ICE and adjusted diluted earnings per share, which are non-GAAP measures that are calculated by making adjustments for items we view as not reflective of our cash operations and core business performance. These measures, including the adjustments and their related income tax effect and other tax adjustments (in millions, except for percentages and per share amounts), are as follows:

	Exchanges Segment			Fixed Income and Data Services Segment			Mortgage Technology Segment			Consolidated
	Year Ended December 31,
Operating income adjustments:	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022
Total revenues, less transaction-based expenses	$4,959	$4,440	$4,071	$2,298	$2,231	$2,092	$2,022	$1,317	$1,129	$9,279	$7,988	$7,292
Operating expenses	1,323	1,281	1,209	1,455	1,420	1,373	2,192	1,593	1,072	4,970	4,294	3,654
Less: Amortization of acquisition-related intangibles	67	65	67	152	168	180	792	515	363	1,011	748	610
Less: Transaction and integration costs	—	—	—	—	—	—	102	269	91	102	269	91
Less: Regulatory matters	5	11	—	10	—	—	—	—	—	15	11	—
Less: Other	11	6	—	21	—	—	—	—	—	32	6	—
Adjusted operating expenses	$1,240	$1,199	$1,142	$1,272	$1,252	$1,193	$1,298	$809	$618	$3,810	$3,260	$2,953
Operating income/(loss)	$3,636	$3,159	$2,862	$843	$811	$719	$(170)	$(276)	$57	$4,309	$3,694	$3,638
Adjusted operating income	$3,719	$3,241	$2,929	$1,026	$979	$899	$724	$508	$511	$5,469	$4,728	$4,339
Operating margin	73%	71%	70%	37%	36%	34%	(8)%	(21)%	5%	46%	46%	50%
Adjusted operating margin	75%	73%	72%	45%	44%	43%	36%	39%	45%	59%	59%	59%

Net income adjustments:
Net income attributable to ICE										$2,754	$2,368	$1,446
Add: Amortization of acquisition-related intangibles										1,011	748	610
Add: Transaction and integration costs										102	269	91
(Less)/Add: Litigation and regulatory matters										(145)	11	9
Add: Net losses from and impairment of unconsolidated investees										62	122	1,340
Add/(Less): Loss/(Gain) on sale and fair value adjustments of equity investments and dividends received										1	3	(41)
(Less)/Add: Net interest (income)/expense on pre-acquisition-related debt and debt extinguishment										—	(12)	89
Add: Other										26	182	—
Less: Net income tax effect for the above items and deferred tax adjustments										(268)	(309)	(579)
(Less)/Add: Deferred tax adjustments on acquisition-related intangibles										(43)	(126)	9
Less: Other tax adjustments										(3)	(79)	—
Adjusted net income attributable to ICE										$3,497	$3,177	$2,974
Diluted earnings per share attributable to ICE common stockholders										$4.78	$4.19	$2.58
Adjusted diluted earnings per share attributable to ICE common stockholders										$6.07	$5.62	$5.30
Diluted weighted average common shares outstanding										576	565	561
Amortization of acquisition-related intangibles are included in non-GAAP adjustments as excluding these non-cash expenses provides greater clarity regarding our financial strength and stability of cash operating results. In 2024 and 2023, amortization of acquisition-related intangibles includes a $3 million impairment charge related to developed technology within our Exchanges Segment and a $7 million impairment charge related to a trademark intangible within our Mortgage Technology Segment, respectively.
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
Litigation and regulatory matters include the following as we do not consider events of this type to be reflective of our core business:
•In 2024, a $160 million gain related to the PennyMac arbitration award resolution and payment received. Separately in 2024, regulatory accruals of $15 million;
•In 2023, an accrual related to a regulatory settlement of $11 million; and
•In 2022, an accrual related to legal and regulatory matters of $9 million.
We adjust for our share of net income/(losses) and impairment charges related to our equity method investments, which primarily include OCC and Bakkt. We believe these adjustments provide greater clarity of our performance given that equity method investments are non-cash and not a part of our core operations. Our share of total Bakkt net losses was $83 million, $135 million, and $1.4 billion in 2024, 2023 and 2022, respectively. During 2022, after recording our share of Bakkt's equity method losses, which included an impairment charge recorded by Bakkt, we recorded an impairment in our investment in Bakkt to its fair value as other expense. Our share of OCC net income was $25 million, $16 million and $15 million in 2024, 2023 and 2022, respectively.

Similarly, and as included in the table above, we adjust for gains and losses on investment transactions and changes in the fair value of our investments. Our investments are not considered to be a part of our core business operations and the impacts of changes in our investments are often non-cash in nature.
The following non-GAAP adjustments are reported in the table above related to investments:
•In 2024, we excluded a net $1 million fair value loss on our equity investments without readily determinable fair values;
•In 2023, we excluded the combined realized loss of $3 million related to our sales of the Dun & Bradstreet investment, net of dividends; and
•In 2022, we excluded the $41 million gain on the sale of our Euroclear investment.
We adjust for certain items related to our debt. Certain debt activities, such as the early termination of notes, pre-acquisition interest and expense and accelerated amortization of debt costs are not considered to be a part of our core business operations and the impacts of changes in our investments are often non-cash in nature. The following non-GAAP adjustments are reported in the table above related to our debt:
•In 2023, we excluded $12 million of net interest income on pre-acquisition-related debt from our May 2022 debt refinancing related to the Black Knight acquisition. This consisted of $170 million of interest income earned on investments from the pre-acquisition debt proceeds net of $158 million of interest expense on pre-acquisition-related debt.
•In 2022, we excluded $59 million of net interest expense on pre-acquisition-related debt from our May 2022 debt refinancing related to the Black Knight acquisition. This consisted of $135 million of interest expense on pre-acquisition-related debt net of $76 million of interest income earned on investments from the pre-acquisition debt proceeds.
•In 2022, we adjusted for costs of $30 million associated with the May and June 2022 extinguishment of four series of senior notes that would have matured in 2022 and 2023 using proceeds from our May 2022 issuance of new senior notes.
Other adjustments not considered to be a part of our core business operations include:
•In 2024, duplicate rent expense of $22 million related to our new London and New York leased office space. We took possession of the new London and New York leases during the 2023 and 2024, respectively. Both the London and New York office transitions were completed in 2024. We view these duplicate non-cash rent expenses during the transitions to be incremental, non-recurring, and not related to our normal operations;
•In 2024, a net $10 million expense for valid claims made following an equity trading issue at NYSE in June 2024. This includes $30 million of expense related to these claims, net of $20 million in insurance proceeds received;
•In 2024, a $6 million gain related to the sale of certain of our property and equipment;
•In 2023, a fair value loss of $160 million related to the Black Knight Promissory Note;
•In 2023, a $6 million expense for claims made following a NYSE system outage that occurred in January 2023; and
•In 2023, an impairment related to our CAT loan receivable of $16 million. The CAT was approved by the SEC in 2016 to improve regulators’ ability to monitor trading activity.
Non-GAAP tax adjustments include the tax impacts of the pre-tax non-GAAP adjustments, deferred tax adjustments on acquisition-related intangibles and other tax adjustments. Deferred tax adjustments on acquisition-related intangibles include the impact of tax law changes and apportionment updates resulting in a deferred tax benefit of $43 million, a deferred tax benefit of $126 million and a deferred tax expense of $9 million in 2024, 2023 and 2022, respectively.
The $3 million other tax adjustments in 2024 were primarily related to pre-acquisition tax matters, including releases of historical unrecognized tax benefits due to statutes of limitations expirations, mostly offset by valuation allowances of certain deferred tax assets that are not realizable in the foreseeable future.
The $79 million other tax adjustments in 2023 were primarily related to audit settlements for pre-acquisition tax matters as well as state apportionment charges in prior years.
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

	Year Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$4,609	$3,542	$3,554
Less: Capital expenditures	(406)	(190)	(225)
Less: Capitalized software development costs	(346)	(299)	(257)
Free cash flow	3,857	3,053	3,072
(Less)/Add: Section 31 fees, net	(237)	144	(166)
Adjusted free cash flow	$3,620	$3,197	$2,906
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
Contractual Obligations and Commercial Commitments
We intend to fund our contractual obligations and commercial commitments from existing cash and cash flow from operations. As of December 31, 2024, our primary cash requirements include the following contractual and other obligations.
As of December 31, 2024, we had $20.4 billion in outstanding debt, including $3.0 billion of short-term debt. Our outstanding debt consists of $19.8 billion of fixed rate senior notes and $529 million in commercial paper.
Our operating leases primarily relate to our leased office space and data center facilities, and as of December 31, 2024, we had fixed lease payment obligations of $509 million, with $56 million payable within one-year.
We have other purchase obligations to purchase various goods and services that we believe are enforceable and legally binding.
In addition, we have $84.3 billion in cash and cash equivalent margin deposits and guaranty funds, invested deposits, delivery contracts payable and unsettled variation margin. Clearing members of our clearing houses are required to deposit original margin and variation margin and to make deposits to a guaranty fund. The cash and cash equivalent deposits made to these margin accounts and to the guaranty fund are recorded in the consolidated balance sheets as current assets with corresponding current liabilities to the clearing members that deposited them. ICE NGX administers the physical delivery of energy trading contracts. It has an equal and offsetting claim to and from its respective participants on opposite sides of the physically-settled contract, each of which is reflected as a delivery contract receivable with an offsetting delivery contract payable. See Note 14 to our consolidated financial statements included in this Annual Report for additional information on our clearing houses and the margin deposits, guaranty funds, invested deposits, delivery contracts payable and unsettled variation margin.
We also have unrecognized tax benefits, or UTBs. As of December 31, 2024, our cumulative UTBs were $274 million, and accrued interest and penalties related to UTBs were $47 million. We are under examination by various tax authorities. We are unable to make a reasonable estimate of the periods of cash settlement because it is not possible to reasonably predict the amount of tax, interest and penalties, if any, that might be assessed by a tax authority or the timing of an assessment or payment. It is also not possible to reasonably predict whether or not the applicable statutes of limitations might expire without us being examined by any particular tax authority. See Note 13 to our consolidated financial statements for additional information on our UTBs.
As of December 31, 2024, we, through NYSE, have net obligations of $82 million related to our pension and other benefit programs. The date of payment under these net obligations cannot be determined. See Note 17 to our consolidated financial statements for additional information on our pension and other benefit programs.
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
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with these accounting principles requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting period.
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
Goodwill and Other Identifiable Intangible Assets
Assets acquired and liabilities assumed in connection with our acquisitions are recorded at their estimated fair values. Goodwill represents the excess of the purchase price of an acquired company over the fair value of its identifiable net assets, including identified intangible assets. We recognize specifically identifiable intangibles, such as customer relationships, developed technology, trading products, data and databases, trademarks and trade names, exchange registrations, backlog, and licenses when a specific right or contract is acquired. Our determination of the fair value of the intangible assets and whether or not these assets may be impaired following their acquisition requires us to apply significant judgments and make significant estimates and assumptions regarding future cash flows. If we change our strategy or if market conditions shift, our judgments and estimates may change, which may result in adjustments to recorded asset balances. Intangible assets with finite useful lives are amortized over their estimated useful lives whereas goodwill and intangible assets with indefinite useful lives are not.
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
In accordance with ASU 2017-04, Simplifying the Test for Goodwill Impairment, for both goodwill and indefinite-lived intangible impairment testing, we have the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount. Alternatively, we may choose to bypass the qualitative option and perform quantitative testing to determine if the fair value is less than the carrying value. If the fair value of the goodwill or indefinite-lived intangible asset is less than its carrying value, an impairment loss is recognized in earnings in an amount equal to the difference. For our goodwill impairment testing, we have elected to bypass the qualitative assessment and apply the quantitative approach. The current year goodwill impairment test was performed with the assistance of a third-party valuation specialist. For our testing of indefinite-lived intangible assets, we apply qualitative and quantitative approaches.
Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We have historically determined the fair value of our reporting units based on various valuation techniques, including discounted cash flow analysis and a multiple of earnings approach. In assessing whether goodwill and other intangible assets are impaired, we must make estimates and assumptions regarding future cash flows, long-term growth rates of our business, operating margins, discount rates, weighted average cost of capital and other factors to determine the fair value of our assets. These estimates and assumptions require management’s judgment, and changes to these estimates and assumptions, as a result of changing economic and competitive conditions, could materially affect the determination of fair value and/or impairment. We considered potential indicators of impairment to goodwill and other intangible assets for each of our reporting units, which included continued global inflation concerns and changing interest rates, including their effect on our forecasts and discount rates, among other things. We did not record any impairments in 2024, 2023 or 2022 as a result of our goodwill and indefinite-lived intangible assets impairment testing.
We are also required to evaluate other finite-lived intangible assets for impairment by first determining whether events or changes in circumstances indicate that the carrying value of these assets to be held and used may not be recoverable. If impairment indicators are present, then an estimate of undiscounted future cash flows produced by these long-lived assets is compared to the carrying value of those assets to determine if the asset is recoverable. If an asset is not recoverable, the loss is measured as the difference between fair value and carrying value of the impaired asset. Fair value of these assets is based on various valuation techniques, including discounted cash flow analysis, which are assessed and conducted in accordance with our internal impairment analysis policies. Other than impairments in 2024 and 2023 of developed technology and certain trademark intangible assets, respectively, we did not record any impairments in 2024, 2023 or 2022 as a result of our definite-lived impairment asset testing.
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
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term restricted cash and cash equivalents, short-term and long-term investments and indebtedness. As of December 31, 2024 and 2023, our cash and cash equivalents and short-term and long-term restricted cash and cash equivalents and investments were $3.0 billion and $2.5 billion, respectively. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical 100 basis points decrease in short-term interest rates would decrease our annual interest income by $25 million as of December 31, 2024, assuming no change in the amount or composition of our cash and cash equivalents and short-term and long-term restricted cash and cash equivalents.
As of December 31, 2024, we had $20.4 billion in outstanding debt, consisting of $19.8 billion of unsecured senior notes and $529 million in commercial paper. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Debt," and Note 10 to our consolidated financial statements included in this Annual Report.
The interest rates on our Commercial Paper Program are currently evaluated based upon current maturities and market conditions. The weighted average interest rate on notes outstanding under our Commercial Paper Program was 4.6% and 5.7% as of December 31, 2024 and December 31, 2023, respectively. The effective interest rate of issuances under our Commercial Paper Program will continue to fluctuate based on the movement in short-term interest rates along with shifts in supply and demand within the commercial paper market.
Foreign Currency Exchange Rate Risk
As an international business, we are subject to foreign currency exchange rate risk. We may experience gains or losses from foreign currency transactions in the future given that a significant part of our assets and liabilities are recorded in pounds sterling, Canadian dollars or euros, and a significant portion of our revenues and expenses are recorded in pounds sterling or euros. Certain assets, liabilities, revenues and expenses of foreign subsidiaries are denominated in the local functional currency of such subsidiaries. Our exposure to foreign denominated earnings in 2024 and 2023 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Pound Sterling	Euro	Pound Sterling	Euro
Average exchange rate to the U.S. dollar in the current year	$1.2781	$1.0820	$1.2438	$1.0817
Average exchange rate to the U.S. dollar in the prior year	$1.2438	$1.0817	$1.2376	$1.0540
Average exchange rate increase/(decrease)	3%	—%	1%	3%
Foreign denominated percentage of:
Revenues, less transaction-based expenses	7%	8%	7%	7%
Operating expenses	6%	2%	7%	2%
Operating income	8%	15%	7%	14%
Impact of the currency fluctuations(1) on:
Revenues, less transaction-based expenses	$18	$—	$1	$16
Operating expenses	$8	$—	$2	$2
Operating income	$10	$—	$(1)	$14

(1)    Represents the impact of currency fluctuation for the year compared to the same period in the prior year.
We have a significant part of our assets, liabilities, revenues and expenses recorded in pounds sterling or euros. In 2024 and 2023, 15% and 14%, respectively, of our consolidated revenues, less transaction-based expenses, were denominated in pounds sterling or euros, and in 2024 and 2023, 8% and 9%, respectively, of our consolidated operating expenses were denominated in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.
Foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables occurs through our operations, which are received in or paid in pounds sterling, Canadian dollars, or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We incurred foreign currency transaction losses of $15 million and $12 million in 2024 and 2023, respectively, inclusive of the impact of foreign currency hedging transactions. The foreign currency transaction losses were primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. A 10% adverse change in the underlying foreign currency exchange rates as of December 31, 2024, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity, would result in a foreign currency loss of $9 million.
We entered into foreign currency hedging transactions during 2024 and 2023 as economic hedges to help mitigate a portion of our foreign exchange risk exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. Although we may enter into additional hedging transactions in the future, these hedging arrangements may not be effective, particularly in the event of imprecise forecasts of the levels of our non-U.S. denominated assets and liabilities.
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

	As of December 31, 2024
	Position in pounds sterling	Position in Canadian dollars		Position in euros
Assets	£758	C$	2,904	€192
of which goodwill represents	518	387		92
Liabilities	149	2,459		48
Net currency position	£609	C$	445	€144
Net currency position, in $USD	$761		$310	$150
Negative impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$76		$31	$15
Foreign currency translation adjustments are included as a component of accumulated other comprehensive income/(loss) within our balance sheet. See the table below for the portion of equity attributable to foreign currency translation adjustments as well as the activity by year included within our statement of other comprehensive income. The impact of the foreign currency exchange rate differences in the table below were primarily driven by fluctuations of the pound sterling as compared to the U.S. dollar which were 1.2514, 1.2732 and 1.2093 as of December 31, 2024, 2023, and 2022,

respectively.

Changes in Accumulated Other Comprehensive Income/ (Loss) from Foreign Currency Translation Adjustments (in millions)
Balance, as of January 1, 2022	$(150)
Net current period other comprehensive loss	(128)
Balance, as of December 31, 2022	(278)
Net current period other comprehensive income	48
Balance, as of December 31, 2023	(230)
Net current period other comprehensive loss	(55)
Balance, as of December 31, 2024	$(285)
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
Clearing House Cash Deposit Risks
The ICE Clearing Houses hold material amounts of clearing member margin deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. Refer to Note 14 to our consolidated financial statements for more information on the ICE Clearing Houses' cash and cash equivalent margin deposits and guaranty funds, invested deposits, delivery contracts receivable and unsettled variation margin which were $84.3 billion as of December 31, 2024. While we seek to achieve a reasonable rate of return which may generate interest income for our clearing members, we are primarily concerned with preservation of capital and managing the risks associated with these deposits. As the ICE Clearing Houses may pass on interest revenues (minus costs) to the clearing members, this could include negative or reduced yield due to market conditions. The following is a summary of the risks associated with these deposits and how these risks are mitigated:
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
Impact of Inflation
We have not been materially adversely affected by inflation as technological advances and competition have generally caused prices for the hardware and software that we use for our electronic platforms to remain constant. In the event of continued or increased inflation, we believe that we will be able to pass on any price increases to our participants, as the prices that we charge are not governed by long-term contracts.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 framework). Based on our assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2024.
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

/s/ Jeffrey C. Sprecher	/s/ A. Warren Gardiner
Jeffrey C. Sprecher	A. Warren Gardiner
Chair and Chief Executive Officer	Chief Financial Officer

February 6, 2025	February 6, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Stockholders and the Board of Directors of Intercontinental Exchange, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Intercontinental Exchange, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Intercontinental Exchange, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity and redeemable non-controlling interest, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes, and our report dated February 6, 2025 expressed an unqualified opinion thereon.
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
February 6, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE FINANCIAL STATEMENTS

To the Stockholders and the Board of Directors of Intercontinental Exchange, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Intercontinental Exchange, Inc. and Subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity and redeemable non-controlling interest, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 6, 2025 expressed an unqualified opinion thereon.
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

Accounting for Income Taxes

Description of the Matter As discussed in Note 13 to the consolidated financial statements, the Company operates globally and files income tax returns in the U.S. and in various state, local and foreign jurisdictions. Uncertainty in a tax position may arise because tax laws and rulings are subject to interpretation in each jurisdiction. The Company uses significant judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. As of December 31, 2024, the total amount of unrecognized tax benefits was $274 million, of which $228 million, if recognized, would impact the Company's effective tax rate.

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

Our audit procedures included, among others, testing management's assessment of which uncertain tax positions are more likely than not to be sustained and the measurement of the amount of tax benefit that is more likely than not to be realized. To test management's assessment, we performed procedures that included, among others, evaluating management's analysis by jurisdiction, including any communications with taxing authorities, tax controversy and litigation trends, and the technical merits of the uncertain tax positions. We involved our tax professionals with specialized skills and knowledge to evaluate the recognition of the uncertain tax positions and the measurement of the unrecognized tax benefit based on the relevant tax laws, rulings and guidance issued by taxing authorities, as well as their experience with the taxing authorities. We also evaluated the adequacy of the Company’s disclosures included in Note 13 in relation to these tax matters.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
New York, New York
February 6, 2025

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)

	As of December 31,
	2024	2023
Assets:
Current assets:
Cash and cash equivalents	$844	$899
Short-term restricted cash and cash equivalents	1,142	531
Short-term restricted investments	594	680
Cash and cash equivalent margin deposits and guaranty funds	82,149	78,980
Invested deposits, delivery contracts receivable and unsettled variation margin	2,163	1,814
Customer accounts receivable, net of allowance for doubtful accounts of $21 at December 31, 2024 and 2023	1,490	1,366
Prepaid expenses and other current assets	713	703
Total current assets	89,095	84,973
Property and equipment, net	2,153	1,923
Other non-current assets:
Goodwill	30,595	30,553
Other intangible assets, net	16,306	17,317
Long-term restricted cash and cash equivalents	368	340
Other non-current assets	911	978
Total other non-current assets	48,180	49,188
Total assets	$139,428	$136,084
Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$1,051	$1,003
Section 31 fees payable	316	79
Accrued salaries and benefits	438	459
Deferred revenue	236	200
Short-term debt	3,027	1,954
Margin deposits and guaranty funds	82,149	78,980
Invested deposits, delivery contracts payable and unsettled variation margin	2,163	1,814
Other current liabilities	173	137
Total current liabilities	89,553	84,626
Non-current liabilities:
Non-current deferred tax liability, net	3,904	4,080
Long-term debt	17,341	20,659
Accrued employee benefits	170	193
Non-current operating lease liability	335	299
Other non-current liabilities	405	441
Total non-current liabilities	22,155	25,672
Total liabilities	111,708	110,298
Commitments and contingencies
Redeemable non-controlling interest in consolidated subsidiaries	22	—
Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)
(In millions, except per share amounts)

	As of December 31,
	2024	2023
Equity:
Intercontinental Exchange, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 1,500 authorized; 651 and 574 shares issued and outstanding at December 31, 2024, respectively, and 649 and 573 shares issued and outstanding at December 31, 2023, respectively	7	6
Treasury stock, at cost; 77 and 76 shares at December 31, 2024 and December 31, 2023, respectively	(6,385)	(6,304)
Additional paid-in capital	16,292	15,953
Retained earnings	18,071	16,356
Accumulated other comprehensive loss	(338)	(294)
Total Intercontinental Exchange, Inc. stockholders’ equity	27,647	25,717
Non-controlling interests in consolidated subsidiaries	51	69
Total equity	27,698	25,786
Total liabilities and equity	$139,428	$136,084

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Exchanges	$7,441	$6,355	$6,415
Fixed income and data services	2,298	2,231	2,092
Mortgage technology	2,022	1,317	1,129
Total revenues	11,761	9,903	9,636
Transaction-based expenses:
Section 31 fees	679	293	499
Cash liquidity payments, routing and clearing	1,803	1,622	1,845
Total revenues, less transaction-based expenses	9,279	7,988	7,292
Operating expenses:
Compensation and benefits	1,909	1,595	1,407
Professional services	154	123	131
Acquisition-related transaction and integration costs	104	269	93
Technology and communication	848	734	683
Rent and occupancy	111	92	83
Selling, general and administrative	307	266	226
Depreciation and amortization	1,537	1,215	1,031
Total operating expenses	4,970	4,294	3,654
Operating income	4,309	3,694	3,638
Other income/(expense):
Interest income	141	319	108
Interest expense	(910)	(808)	(616)
Other income/(expense), net	88	(311)	(1,322)
Total other income/(expense), net	(681)	(800)	(1,830)
Income before income tax expense	3,628	2,894	1,808
Income tax expense	826	456	310
Net income	$2,802	$2,438	$1,498
Net income attributable to non-controlling interests	(48)	(70)	(52)
Net income attributable to Intercontinental Exchange, Inc.	$2,754	$2,368	$1,446
Earnings per share attributable to Intercontinental Exchange, Inc. common stockholders:
Basic	$4.80	$4.20	$2.59
Diluted	$4.78	$4.19	$2.58
Weighted average common shares outstanding:
Basic	573	564	559
Diluted	576	565	561

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$2,802	$2,438	$1,498
Other comprehensive income/(loss):
Foreign currency translation adjustments, net of tax	(55)	48	(128)
Change in equity method investment, net of tax	7	—	—
Employee benefit plan net gains/(losses), net of tax	4	(11)	(7)
Other comprehensive income/(loss)	(44)	37	(135)
Comprehensive income	$2,758	$2,475	$1,363
Comprehensive income attributable to non-controlling interests	(48)	(70)	(52)
Comprehensive income attributable to Intercontinental Exchange, Inc.	$2,710	$2,405	$1,311

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest
(In millions)

	Intercontinental Exchange, Inc. Stockholders' Equity							Non- Controlling Interests in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Value	Shares	Value
Balance, as of December 31, 2021	631	$6	(70)	$(5,520)	$14,069	$14,350	$(196)	$39	$22,748	$—
Other comprehensive loss	—	—	—	—	—	—	(135)	—	(135)	—
Exercise of common stock options	—	—	—	—	22	—	—	—	22	—
Repurchases of common stock	—	—	(4)	(632)	—	—	—	—	(632)	—
Payments relating to treasury shares	—	—	(1)	(73)	—	—	—	—	(73)	—
Stock-based compensation	—	—	—	—	172	—	—	—	172	—
Issuance under the employee stock purchase plan	1	—	—	—	50	—	—	—	50	—
Issuance of restricted stock	2	—	—	—	—	—	—	—	—	—
Distributions of profits	—	—	—	—	—	—	—	(36)	(36)	—
Dividends paid to stockholders	—	—	—	—	—	(853)	—	—	(853)	—
Net income attributable to non-controlling interests	—	—	—	—	—	(52)	—	52	—	—
Net income	—	—	—	—	—	1,498	—	—	1,498	—
Balance, as of December 31, 2022	634	$6	(75)	$(6,225)	$14,313	$14,943	$(331)	$55	$22,761	$—
Other comprehensive income	—	—	—	—	—	—	37	—	37	—
Stock consideration issued for acquisition	11	—	—	—	1,274	—	—	—	1,274	—
Exercise of common stock options	1	—	—	—	30	—	—	—	30	—
Payments relating to treasury shares	—	—	(1)	(79)	—	—	—	—	(79)	—
Stock-based compensation	—	—	—	—	293	—	—	—	293	—
Issuance under the employee stock purchase plan	1	—	—	—	43	—	—	—	43	—
Contribution from equity partners	—	—	—	—	—	—	—	9	9	—
Issuance of restricted stock	2	—	—	—	—	—	—	—	—	—
Distributions of profits	—	—	—	—	—	—	—	(65)	(65)	—
Dividends paid to stockholders	—	—	—	—	—	(955)	—	—	(955)	—
Net income attributable to non-controlling interests	—	—	—	—	—	(70)	—	70	—	—
Net income	—	—	—	—	—	2,438	—	—	2,438	—
Balance, as of December 31, 2023	649	$6	(76)	$(6,304)	$15,953	$16,356	$(294)	$69	$25,786	$—
Other comprehensive loss	—	—	—	—	—	—	(44)	—	(44)	—
Exercise of common stock options	1	—	—	—	34	—	—	—	34	—
Payments relating to treasury shares	—	—	(1)	(81)	—	—	—	—	(81)	—
Stock-based compensation	—	—	—	—	251	—	—	—	251	—
Issuance under the employee stock purchase plan	—	—	—	—	54	—	—	—	54	—
Issuance of restricted stock	1	1	—	—	—	—	—	—	1	—
Acquisition of redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	22
Distributions of profits	—	—	—	—	—	—	—	(66)	(66)	—
Dividends paid to stockholders	—	—	—	—	—	(1,039)	—	—	(1,039)	—
Net income attributable to non-controlling interests	—	—	—	—	—	(48)	—	48	—	—
Net income	—	—	—	—	—	2,802	—	—	2,802	—
Balance, as of December 31, 2024	651	$7	(77)	$(6,385)	$16,292	$18,071	$(338)	$51	$27,698	$22

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net income	$2,802	$2,438	$1,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,537	1,215	1,031
Stock-based compensation	231	257	155
Deferred taxes	(142)	(329)	(593)
Fair value loss on Promissory Note	—	160	—
(Gain)/loss on investments	1	4	(41)
Net losses from and impairment of unconsolidated investees	62	122	1,340
Other	55	63	41
Changes in assets and liabilities:
Customer accounts receivable	(149)	(71)	20
Other current and non-current assets	(106)	(41)	(196)
Section 31 fees payable	237	(144)	166
Deferred revenue	27	(16)	(27)
Other current and non-current liabilities	54	(116)	160
Total adjustments	1,807	1,104	2,056
Net cash provided by operating activities	4,609	3,542	3,554
Investing activities:
Capital expenditures	(406)	(190)	(225)
Capitalized software development costs	(346)	(299)	(257)
Cash paid for acquisitions, net of cash acquired	(38)	(10,198)	(59)
Proceeds from sale of Promissory Note	75	—	—
Purchases of invested margin deposits	(1,391)	(1,588)	(6,935)
Proceeds from sales of invested margin deposits	1,097	3,974	7,483
Purchases of equity and equity method investments	(29)	(8)	(73)
Proceeds from the sale of equity investments	—	187	741
Purchases of restricted investments	(752)	(1,312)	—
Proceeds from sales of restricted investments	855	641	—
Proceeds from/(purchases of) other investments, net	—	(4)	2
Other investing activities	14	—	—
Net cash provided by/(used in) investing activities	(921)	(8,797)	677
Financing activities:
Proceeds from debt issuances	739	2,400	7,891
Repayments of debt	(1,600)	(2,286)	(2,705)
(Redemption of)/proceeds from commercial paper, net	(1,424)	1,954	(1,012)
Repurchases of common stock	—	—	(632)
Dividends paid to stockholders	(1,039)	(955)	(853)
Change in cash and cash equivalent margin deposits and guaranty funds liability	3,463	(65,396)	(4,493)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(81)	(78)	(73)
Other financing activities	21	16	36
Net cash provided by/(used in) financing activities	79	(64,345)	(1,841)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	(14)	7	(23)
Net increase/(decrease) in cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	3,753	(69,593)	2,367
Cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at beginning of period	80,750	150,343	147,976
Cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at end of period	$84,503	$80,750	$150,343

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In millions)

	Year Ended December 31,
	2024	2023	2022
Supplemental cash flow disclosure:
Cash paid for income taxes	$957	$909	$882
Cash paid for interest	$870	$727	$550

	As of December 31,
Reconciliation of the components of cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds to the consolidated balance sheets:	2024	2023	2022
Cash and cash equivalents	$844	$899	$1,799
Short-term restricted cash and cash equivalents	1,142	531	6,149
Long-term restricted cash and cash equivalents	368	340	405
Cash and cash equivalent margin deposits and guaranty funds	82,149	78,980	141,990
Total	$84,503	$80,750	$150,343

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

2.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared by us in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. These statements include the accounts of our wholly-owned and controlled subsidiaries. For consolidated subsidiaries in which our ownership is less than 100% and for which we have control over the assets and liabilities and the management of the entity, the non-ICE interests are shown as non-controlling interests. When non-controlling interests hold an option to require us to repurchase their interests, these amounts are shown as redeemable non-controlling interests and could be subject to remeasurement.
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
Segment and Geographic Information
As of December 31, 2024, our business is conducted through three reportable business segments: Exchanges, Fixed Income and Data Services, and Mortgage Technology. This presentation is reflective of how our chief operating decision maker reviews and operates our business. The majority of our identifiable assets are located in the U.S and U.K. (see Note 19).

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
Cash and Cash Equivalent Margin Deposits and Guaranty Funds (Cash and Cash Equivalent Margin)
Original margin, variation margin and guaranty funds received by our clearing houses may be in the form of cash, invested deposits, government obligations, letters of credit at ICE NGX, European emission allowance certificates, or gold (see Note 14). We hold the cash deposits at central banks, highly-rated financial institutions or at times secure the cash through reverse repurchase agreements or direct investments, certain of which are not cash equivalents. See "Credit Risk and Significant Customers", below. Although not included in short term restricted cash and cash equivalents, cash and cash equivalent margin represents a form of restricted cash, and excludes invested deposits, delivery contracts receivable and unsettled variation margin since those amounts represent invested cash and not a form of restricted cash.
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
Debt Securities
We periodically purchase debt securities including U.S. Treasury securities or other high quality sovereign debt for purposes of meeting regulatory capital requirements at certain of our clearing houses. We classify these investments as held-to-maturity securities recorded at amortized cost with amortization of any premium or discount included in interest income in the consolidated statements of income. These short term debt securities are primarily included in restricted short-term investments in the accompanying consolidated balance sheets. As of December 31, 2024, we did not have any held-to-maturity debt securities with maturity dates at the time of purchase that exceeded one year.
Equity Investments
Investments in equity securities, or equity investments, with a readily determinable fair value that are not accounted for under the equity method are carried at fair value with changes in fair value, whether realized or unrealized, recognized in net income.
For equity investments that are not accounted for under the equity method and do not have readily determinable fair market values, such as those which are not publicly-listed companies, we apply the measurement alternative. Under the measurement alternative, these investments are recorded at cost minus impairment and adjusted to fair value if and when there is an observable price change in an orderly transaction of a similar or identical investment, with any change in fair value recognized in net income.
Our equity investments are included in other non-current assets in the accompanying consolidated balance sheets.
Equity Method Investments
When we do not have a controlling financial interest in an entity but exercise significant influence over the entity’s operating and financial policies, such investments are accounted for using the equity method and included in other non-current assets. We recognize dividends when declared as a reduction in the carrying value of our equity method investments. At the end of each reporting period, we record our share of profits or losses of our equity method investments as equity earnings included in other income. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that a decline in value has occurred that is other than temporary. If the investment is determined to have a decline in value deemed to be other than temporary it is written down to estimated fair value. We did not record any impairment charges on our equity method investments in 2024.
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
A reconciliation of the beginning and ending amount of allowance for doubtful accounts is as follows for the years ended December 31, 2024, 2023, and 2022 (in millions):

	Year Ended December 31,
	2024	2023	2022
Beginning balance of allowance for doubtful accounts	$21	$22	$24
Bad debt expense	17	17	11
Charge-offs	(17)	(18)	(13)
Ending balance of allowance for doubtful accounts	$21	$21	$22
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

Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the purchase price of our acquisitions over the fair value of identifiable net assets acquired, including other identified intangible assets (see Note 9). We recognize specifically-identifiable intangibles when a specific right or contract is acquired. That value is determined with the assistance of third-party valuation specialists. Goodwill has been allocated to our reporting units for purposes of impairment testing based on the portion of synergy, cost savings and other expected future cash flows expected to benefit the reporting units at the time of the acquisition. The reporting units identified for our goodwill testing are: the New York Stock Exchange, or NYSE, Other Exchanges, Fixed Income and Data Services, and Mortgage Technology. Goodwill impairment testing is performed annually at the reporting unit level in the fiscal fourth quarter or more frequently if conditions exist that indicate that it may be impaired, or if changes are made to the reporting units.
For both goodwill and indefinite-lived impairment testing we have the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit or indefinite lived intangible asset is less than its carrying amount. If the fair value of the reporting unit or indefinite-lived intangible asset is less than its carrying value, an impairment loss is recognized in earnings in an amount equal to the difference. Alternatively, we may choose to bypass the qualitative option and perform quantitative testing to determine if the fair value is less than carrying value. For our goodwill impairment testing, we have elected to bypass the qualitative assessment and apply the quantitative approach. For our testing of indefinite-lived intangible assets, we apply both qualitative and quantitative approaches.
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
We entered into foreign currency hedging transactions during 2024, 2023 and 2022 as economic hedges to help mitigate a portion of our foreign exchange risk exposure. The gains and losses on these transactions were not material during these years.
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
A contract asset represents our expectation of receiving consideration in exchange for products or services that we have provided to our customers, but invoicing is contingent on our completion of other performance obligations or contractual milestones. Substantially all of our contract assets are related to contracts with customers in our Mortgage Technology segment and are assessed for impairment periodically.
Deferred revenue represents our contract liabilities related to our annual, original and other listings revenues, certain data services, clearing services, mortgage technology services and other revenues. See Note 6 for our discussion of deferred revenue balances, activity, and expected timing of recognition.
Our disclosure of transaction price allocated to unsatisfied performance obligations excludes amounts from contracts with durations of one year or less and amounts not required to be estimated as part of the transaction price. For all of our contracts with customers, except for listings and certain data, mortgage and clearing services, our performance obligations are short term in nature and there is no significant variable consideration. In addition, we have elected the practical expedient of excluding sales taxes from transaction prices.
We capitalize incremental contract acquisition costs that relate directly to an existing contract or a specific anticipated contract and are expected to be recovered. Costs that would have been incurred regardless of whether the contract was obtained are expensed as incurred. As a practical expedient, we expense incremental costs of obtaining a contract if the amortization period of the asset would be one year or less. We also consider whether to capitalize costs to fulfill a contract that may be incurred before we commence performance on an obligation. These costs represent incremental, recoverable external costs and certain internal costs that are directly related to the contract and are primarily associated with costs of resources involved in installation of systems, processes and data conversion. These capitalized costs are amortized on a systematic basis consistent with the transfer to the customer of the solutions or services to which the asset relates. We consider the explicit term of the contract with the customer, expected renewals and the rate of change related to our solutions in determining the amortization period. The balance of our deferred contract costs as of December 31, 2024 and 2023 was $45 million and $26 million, respectively.
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
Stock-Based Compensation
We currently have employee and non-employee director incentive plans from which we grant stock options, restricted shares, and restricted stock units with various service, performance, and/or market conditions. We also have an Employee Stock Purchase Plan, or ESPP, to provide additional and incentive-based compensation to our employees and directors (see Note 11). Stock options and restricted stock are granted at the discretion of the Compensation Committee of the Board of Directors. We measure and recognize compensation expense for share-based payment awards, including employee stock options, restricted stock and shares purchased under the ESPP based on estimated fair values on the date of grant, while factoring in an estimated forfeiture rate. The value of the portion of the award that is ultimately expected to vest is recognized as stock-based compensation expense over the requisite service period.
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
Credit Risk and Significant Customers
Our clearing houses are exposed to credit risk as a result of maintaining clearing member cash deposits at various financial institutions (see Note 14). Cash deposit accounts are established at large, highly-rated financial institutions and entered into so that they restrict the rights of offset or imposition of liens by the banks. We also limit our risk of loss by holding the majority of the cash deposits in cash accounts at certain central banks, short-term reverse repurchase agreements with various counterparties securitized by highly rated sovereign debt or direct investments in short-term high quality sovereign and supranational debt issues primarily with original maturities of three months or less at the time of purchase. While we seek to achieve a reasonable rate of return which may generate interest income for our clearing members, we are primarily concerned with preservation of capital and managing the risks associated with these deposits. As the clearing houses may pass on interest revenues, minus costs, to the members, this could include negative or reduced yield due to market conditions.
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
ICE Clear Credit, a systemically important financial market utility as designated by the Financial Stability Oversight Council, maintains a U.S. dollar account at the Federal Reserve Bank of Chicago as of December 31, 2024. ICE Clear Europe maintains a euro-denominated account at the European Central Bank, or ECB, the central bank of the EU countries, as well as pounds sterling- and euro-denominated accounts at the Bank of England, or BOE, the central bank of the U.K. These accounts provide the flexibility for ICE Clear Europe to place euro- and pounds sterling-denominated cash margin securely at national banks, in particular during periods when liquidity in the euro and pounds sterling repo markets may temporarily become contracted. Such accounts are intended to decrease ICE Clear Credit and ICE Clear Europe’s custodial, liquidity and operational risk as compared to alternative custodial and investment arrangements.
Our futures businesses have minimal credit risk as the majority of their transaction revenues are currently cleared through our clearing houses. Our accounts receivable related to fixed income and data services revenues, cash trading, listing revenues, technology revenues, CDS and bilateral over-the-counter, or OTC, energy transaction revenues and mortgage technology services subjects us to credit (collection) risk, as we do not require these customers to post collateral. We limit our risk of loss by terminating a customer's ability to remain listed or receive data or terminating other services for entities with delinquent accounts. The concentration of risk on accounts receivable is also mitigated by the large number of entities comprising our customer base. There were no individual accounts receivable balances greater than 10% of total consolidated accounts receivable as of December 31, 2024 or December 31, 2023. Our accounts receivable are stated at the billed amount.
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
Acquisition-Related Transaction and Integration Costs
We incur incremental costs relating to our completed and potential acquisitions and other strategic opportunities. This includes fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms, as well as costs associated with credit facilities and other external costs directly related to the proposed or closed transactions. Integration costs include costs incurred to achieve acquisition synergies including certain severance and retention costs, stock-based compensation, advisory fees and duplicative costs, among others. In accordance with ASC 805, Business Combinations, acquisition-related transaction and integration costs, excluding costs to issue debt or equity securities, are expensed in the period in which these costs are incurred and the services are received and are not included in the purchase price.
The acquisition-related transaction and integration costs incurred during 2024 and 2023 were primarily due to direct costs incurred related to our acquisition and integration of Black Knight and our integration of Ellie Mae Inc., or Ellie Mae (see Note 3) and the acquisition-related transaction and integration costs incurred during 2022 were primarily due to direct costs related to our integration of Ellie Mae.
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
Foreign Currency Translation Adjustments and Foreign Currency Transaction Gains and Losses
Our functional and reporting currency is the U.S. dollar. We have exposure to foreign currency translation gains and losses arising from our net investment in certain U.K., continental European, Asian and Canadian subsidiaries. The revenues, expenses and financial results of these subsidiaries are recorded in the functional currency of the countries that these subsidiaries are located in, which are primarily pounds sterling and euros. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses, net of tax as applicable, included in the cumulative translation adjustment account, a component of equity. As of December 31, 2024 and 2023, the portion of our equity attributable to accumulated other comprehensive loss from foreign currency translation adjustments was $285 million and $230 million, respectively.
We have foreign currency transaction gains and losses related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations. These transaction gains and losses are due to the increase or decrease in the foreign currency exchange rates between periods. Forward contracts on foreign currencies are entered into to manage the foreign currency exchange rate risk. Gains and losses from foreign currency transactions are included in other income/(expense) in the accompanying consolidated statements of income and resulted in net losses of $15 million, $12 million and $9 million in 2024, 2023 and 2022, respectively.
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

This standard was effective beginning in the first quarter of 2023 and should be applied prospectively for acquisitions occurring on or after the effective date of the amendment, with early adoption permitted.
	We adopted this ASU early as of December 31, 2022.	We applied the recently adopted pronouncement to our evaluation of the contract assets acquired and contract liabilities assumed as part of the Black Knight acquisition. Refer to Note 3 for more information.
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requires enhanced disclosures primarily regarding significant segment expenses that are regularly provided to the chief operating decision maker and a description of other segment expense details. The ASU also requires all annual disclosures required by Topic 280 to be included in interim periods.

This standard is effective for our 2024 fiscal year and interim periods beginning in the first quarter of 2025, with early adoption permitted. This standard should be applied retrospectively once adopted.
	We adopted this ASU as of December 31, 2024 in our annual financial statements.	We applied the recently adopted pronouncement and expanded our segment disclosures by disclosing the title and position of our chief operating decision maker and adding additional segment expense details to align with how our chief operating decision maker reviews expenses. Refer to Note 19 for more information.

Accounting Pronouncements Not Yet Adopted in These Financial Statements

Standard/Description	Adoption Considerations	Effect on Financial Statements
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
ASU 2024-03, Income Statement- Reporting Comprehensive Income- Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement, as well disclosures about selling expenses.

This standard is effective for our annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. Prospective application is required and retrospective application is permitted.
	We do not expect to adopt this ASU early and plan to adopt the ASU for our 2027 annual financial statements.	We are currently evaluating the impact of adopting this ASU on our income statement disaggregation disclosures.
3.Acquisitions and Divestitures
Black Knight, Inc. Acquisition
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
Pursuant to the Agreement Containing Consent Orders entered into between the Federal Trade Commission, or the FTC, and ICE and Black Knight, the Promissory Note was required to be sold within six months of the Divestiture Date. We elected the fair value option for the right to receive the net proceeds of the sale of the Promissory Note. As of December 31, 2023, we wrote down the value of the Promissory Note to $75 million based on Level 3 inputs (Note 18), resulting in a fair value loss of $160 million. In February 2024, the FTC approved the buyer of the Promissory Note, and we completed the sale of the Promissory Note and received the $75 million of proceeds thereafter.
The net fair value of the consideration transferred for Black Knight was approximately $11.4 billion as of the acquisition date, which consisted of the following (in millions):

Transaction Consideration
Cash	$10,542
ICE common stock*	1,274
Converted vested Black Knight awards	22
Total purchase price	$11,838
Less: Divestitures	(476)
Total net purchase price	$11,362

* Fair value of the ICE common stock was based on the ICE closing stock price on September 1, 2023, the last business day prior to the closing of the Black Knight acquisition.
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

The following table sets forth the components of the intangible assets associated with the acquisition as of December 31, 2024 (in millions, except years):

	Acquisition-Date Fair Value	Weighted average life (Years)
Developed Technology	$1,176	10
Trademarks and Trade names	159	19
Customer Relationships	3,034	13
Data and Databases	579	10
Total	$4,948	12
From the acquisition date through December 31, 2023, Black Knight revenues of $363 million, which are included in our mortgage technology revenues, and operating expenses of $470 million were recorded in our consolidated statements of income.
The financial information in the table below combines the historical results for us and Black Knight for 2023 and 2022, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented (in millions). The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented. This unaudited pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such unaudited pro forma information, including, without limitation, purchase accounting adjustments, interest expense on debt incurred to finance the purchase price, acquisition-related transaction costs, the removal of historical Black Knight intangible asset amortization and the addition of intangible asset amortization related to this acquisition. The unaudited pro forma financial information does not reflect any synergies or operating cost reductions that have been and may be achieved from the combined operations (in millions).

	Year Ended December 31,
	2023	2022
Total revenues, less transaction-based expenses	$8,735	$8,416
Net income attributable to ICE	$2,128	$1,110
Transaction-based expenses included within total revenues, less transaction-based expenses in the table above, were not impacted by pro forma adjustments and agree to the amounts presented historically in our consolidated statements of income as they relate solely to ICE and not to Black Knight.
Other Acquisitions
During 2024, 2023 and 2022, we acquired multiple companies which were not material to our operations.
4.Investments
Equity Investments
Dun & Bradstreet
In connection with our acquisition of Black Knight, we acquired an investment in Dun & Bradstreet Holdings, Inc., or D&B, a global provider of business decisioning data and analytics, which we classified as an equity investment. Subsequent to the Black Knight acquisition and prior to December 31, 2023, we sold the entire investment for a total of $187 million and realized a total loss of $3 million on the sale, net of dividends received, which is included in other income/(expense), net in our consolidated statement of income in 2023.
Euroclear
We previously owned a 9.8% stake in Euroclear, plc, or Euroclear, that we originally purchased for $631 million. We participated on the Euroclear Board of Directors, and we classified our investment in Euroclear as an equity investment.
On May 20, 2022, we completed the sale of our 9.8% stake in Euroclear. The carrying value of our investment was $700 million at the time of the sale. We recorded a net gain on the sale of $41 million, which is included in other income/(expense), net in our consolidated statement of income in 2022.

Equity Method Investments
Our equity method investments include OCC and Bakkt Holdings, Inc., and Bakkt Opco Holdings, LLC, or collectively, Bakkt, among others. We recognized $62 million, $122 million and $1.3 billion as our share of estimated losses, net, from our equity method investments included in other income/(expense), net in our consolidated statements of income during 2024, 2023 and 2022, respectively. The estimated losses during 2024, 2023 and 2022 are primarily related to our investment in Bakkt, partially offset by our share of OCC profits. In addition, during 2022, after recording our share of Bakkt's equity method losses, which included an impairment charge recorded by Bakkt, we recorded an impairment in our investment in Bakkt to its fair value as other expense. Each period includes adjustments to reflect the difference between reported prior period actual results from our original estimates.
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
Bakkt
As of December 31, 2024, and December 31, 2023, we held an approximate 54% and 64% economic interest in Bakkt, respectively. As a result of limitations on ICE from the Bakkt voting agreement entered into in connection with Bakkt's merger with Victory Park Capital Impact Acquisition Holdings, or VIH, we hold a minority voting interest in Bakkt and treat it as an equity method investment. The decrease in ownership during 2024 was related to Bakkt's offering of shares of its Class A common stock and warrants to purchase shares of its Class A common stock, which diluted our ownership. As part of the offering, on February 29, 2024, we entered into a securities purchase agreement to purchase shares of Bakkt's Class A common stock and warrants to purchase additional shares of Bakkt's Class A common stock for a total of $10 million.
As of December 31, 2024, we do not have any value assigned to the equity method investment carrying value for Bakkt primarily due to our continued recording of our share of losses. As Bakkt is a public company with a readily available market price, the fair value of our investment was $185 million as of December 31, 2024, which was based on the quoted market price of Bakkt Class A common stock as of December 31, 2024.
On August 12, 2024, we entered into a revolving credit agreement with Bakkt pursuant to which we have agreed to provide Bakkt with a $40 million secured revolving line of credit that matures on December 31, 2026. The $40 million is available in defined commitment amounts for specified time periods in the future. No amounts were permitted to be borrowed without our consent prior to December 31, 2024, after which date the amount Bakkt may borrow will increase over time up to a maximum of $40 million on or after September 30, 2025. As an equity method investee, Bakkt is a related party of ICE. There were no amounts outstanding under the revolving credit agreement as of December 31, 2024.
We recorded estimated equity losses and impairment of $1.4 billion during 2022 related to our investment in Bakkt, which included the impairment discussed above, and was based on what we consider to be an other-than-temporary decline in fair value as a result of the factors noted above, and included consideration for the impairment charge recorded by Bakkt.
We concluded that Bakkt met the significance test under Rule 3-09 of Regulation S-X for 2022. Bakkt's total assets and liabilities as of December 31, 2022 were $455 million and $119 million, respectively, and Bakkt's net revenues and net loss in 2022 were $55 million and $2.0 billion, respectively. Bakkt no longer met the significance test in 2024 or 2023. However, in accordance with Rule 3-09 of Regulation S-X, since Bakkt met the significance test for a prior year presented in these financial statements, Bakkt financial statements as of and for the year ended December 31, 2024 will be filed by us subsequent to the filing of our Form 10-K as an amendment to this Form 10-K.

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
Our transaction and clearing revenues are primarily included in our Exchanges segment with the exception of our CDS and fixed income transaction and clearing revenues which are discussed below and are included in our Fixed Income and Data Services segment. Derivatives trading and clearing fees contain two performance obligations: (1) trade execution/clearing novation and (2) risk management of open interest. While we allocate the transaction price between these two performance obligations, since they generally are satisfied almost simultaneously, there is no significant deferral of revenue. Our Exchanges segment futures and options transaction and clearing revenues are reported net of rebates. Rebates were $1.3 billion, $928 million and $815 million in 2024, 2023 and 2022, respectively. Transaction and clearing fees can be variable based on trade volume discounts used in the determination of rebates, however virtually all volume discounts are calculated and recorded on a monthly basis. Transaction and clearing fees, as well as any volume discounts rebated to our customers, are calculated and billed monthly in accordance with our published fee schedules.
•Cash Equities and Equity Options: Revenues in our cash equity and equity options markets represent trade execution fees. Cash trading and equity options contain one performance obligation related to each transaction which occurs instantaneously, and the revenue is recorded at the point in time of the transaction. We make liquidity payments to certain customers, as well as charge routing fees related to orders in our markets which are routed to other markets for execution and recognize those payments as a cost of revenue. In addition, we pay NYSE regulatory oversight fees to the SEC and collect equal amounts from our customers. These are also considered a cost of revenue, and both of these NYSE-related fees are included in transaction-based expenses. For one of our equity option exchanges, revenues are reported net of rebates. Rebates for that exchange were $40 million, $61 million and $50 million in 2024, 2023 and 2022, respectively.
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
•OTC and Other: Our OTC revenues are generated in our bilateral energy markets where we offer electronic trading on contracts based on physically settled natural gas, power and refined oil contracts. Other revenues primarily include interest income on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, exchange membership fees and agricultural grading and certification fees. Generally, fees for OTC and other revenues contain one performance obligation. Because these contracts primarily consist of single performance obligations with fixed prices, there is no variable consideration and no need to allocate the transaction price. Services for OTC and other revenues are primarily satisfied at a point in time. Therefore, there is no need to allocate the fee and no deferral results since we have no further obligation to the customer at that time.
In certain of our revenue share arrangements with third parties we control the delivered contract; in these arrangements we are acting as a principal and the revenue is recorded gross.
Fixed Income and Data Services Revenues
•Fixed Income Execution: Execution fees, which include revenues from ICE Bonds, are reported net of rebates, and can be variable based on trade volume discounts used in the determination of rebates, however virtually all volume discounts are calculated and recorded on a monthly basis. Execution fees and rebates are calculated and billed monthly in accordance with our published fee schedules. Fixed income execution rebates were $7 million, $5 million and $3 million in 2024, 2023 and 2022, respectively. In addition, we earn fixed income transaction fees on the trade execution of agency trades, commissions and net markups and markdowns on riskless principal trades. Fixed income execution fees contain one performance obligation related to each transaction which occurs instantaneously, and the revenue is recorded at a point in time.
•CDS Clearing: CDS clearing revenues are reported net of rebates. There were no rebates in 2024, and rebates were nominal in 2023 and 2022. We provide clearing services to the global CDS market and the timing and nature of our CDS transaction and clearing revenue is similar in nature to the Exchanges Segment transaction and clearing revenues discussed above. The CDS derivatives trading and clearing fees contain two performance obligations: (1) trade execution/clearing novation and (2) risk management of open interest. While we allocate the transaction price between these two performance obligations, since they generally are satisfied almost simultaneously, there is no significant deferral of revenue. CDS clearing revenues also include interest income on certain clearing margin deposits related to our CDS clearing business which are satisfied at a point in time and consists of a single performance obligation.
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
•Closing Solutions: Our closing solutions connect key participants to digitize the closing and recording process. For these services, we act as agent and revenues are recorded net. Revenues for these services primarily contain one performance obligation related to each transaction which occurs instantaneously, and the revenues are primarily recorded at the point in time of the transaction. Closing solutions also includes revenues from our MERSCORP Holdings, Inc., or MERS, database, which provides a system of record for recording and tracking changes and servicing rights and beneficial ownership interests in loans secured by U.S. residential real estate. MERS database revenues contain multiple performance obligations related to each new loan registration and future transfers, and the revenues are primarily recorded at the point in time of each transaction. Closing solutions revenues may include a fixed-fee subscription component recognized ratably over the contract term, as this method best depicts our pattern of performance.
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
•Data and Analytics: Revenues include those related to ICE Mortgage Technology’s Analyzer and Black Knight's suite of data and analytics products and services. ICE Mortgage Technology's Analyzer streamlines data collection and validation through our automated document recognition and data extraction capabilities. Analyzer revenues can be both recurring and transaction-based in nature. In addition, our data offerings include near real-time industry and peer benchmarking tools and de-identified mortgage origination data offering for lenders to access industry data and origination information. Revenues related to our data products are largely subscription-based and recurring in nature and recognized ratably over time as our performance obligations are met consistently throughout the period.
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

The following table depicts the disaggregation of our revenue according to business line and segment (in millions). Amounts here have been aggregated as they follow consistent revenue recognition patterns, and are consistent with the segment information in Note 19:

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Year ended December 31, 2024
Total revenues(1)	$7,441	$2,298	$2,022	$11,761
Transaction-based expenses	2,482	—	—	2,482
Total revenues, less transaction-based expenses	$4,959	$2,298	$2,022	$9,279

Timing of Revenue Recognition
Services transferred at a point in time	$3,030	$427	$451	$3,908
Services transferred over time	1,929	1,871	1,571	5,371
Total revenues, less transaction-based expenses	$4,959	$2,298	$2,022	$9,279

(1)    Included in total revenues is revenue related to net interest income earned on cash margin received from clearing members at certain ICE clearing houses. These amounts were $100 million and $137 million recorded in Exchanges and Fixed Income and Data Services segments, respectively.

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Year ended December 31, 2023
Total revenues(1)	$6,355	$2,231	$1,317	$9,903
Transaction-based expenses	1,915	—	—	1,915
Total revenues, less transaction-based expenses	$4,440	$2,231	$1,317	$7,988

Timing of Revenue Recognition
Services transferred at a point in time	$2,576	$453	$341	$3,370
Services transferred over time	1,864	1,778	976	4,618
Total revenues, less transaction-based expenses	$4,440	$2,231	$1,317	$7,988

(1)    Included in total revenues is revenue related to net interest income earned on cash margin received from clearing members at certain ICE clearing houses. These amounts were $84 million and $157 million recorded in Exchanges and Fixed Income and Data Services segments, respectively.

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Year ended December 31, 2022
Total revenues(1)	$6,415	$2,092	$1,129	$9,636
Transaction-based expenses	2,344	—	—	2,344
Total revenues, less transaction-based expenses	$4,071	$2,092	$1,129	$7,292

Timing of Revenue Recognition
Services transferred at a point in time	$2,307	$370	$455	$3,132
Services transferred over time	1,764	1,722	674	4,160
Total revenues, less transaction-based expenses	$4,071	$2,092	$1,129	$7,292

(1)    Included in total revenues is revenue related to net interest income earned on cash margin received from clearing members at certain ICE clearing houses. These amounts were $149 million and $86 million recorded in Exchanges and Fixed Income and Data Services segments, respectively.
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

The Exchanges segment revenues transferred over time in the tables above also include services related to listings, risk management of open interest performance obligations and regulatory fees, trading permits, and software licenses.
The Fixed Income and Data Services segment revenues transferred over time in the tables above also include services related to risk management of open interest performance obligations, primarily in our CDS business.
The Mortgage Technology segment revenues transferred over time in the tables above primarily relate to our origination and servicing technology revenue where performance obligations consist of a series of distinct services and are recognized over the contract terms as performance obligations are satisfied and, to a lesser extent, professional services revenues and revenues from certain of our data and analytics offerings.
The components of services transferred over time for each of our segments are as follows:

	Year ended December 31,
	2024	2023	2022
Exchanges Segment:
Data services revenues	$947	$933	$877
Services transferred over time related to risk management of open interest performance obligations	$376	$312	$262
Services transferred over time related to listings	$489	$497	$515
Services transferred over time related to regulatory fees, trading permits, and software licenses	$117	$122	$110
Total	$1,929	$1,864	$1,764

Fixed Income Data Services Segment:
Data services revenues	$1,838	$1,747	$1,686
Services transferred over time related to risk management of open interest performance obligations in our CDS business	$33	$31	$36
Total	$1,871	$1,778	$1,722

Mortgage Technology Segment:
Recurring revenues	$1,555	$961	$643
Other	$16	$15	$31
Total	$1,571	$976	$674

Total consolidated revenues transferred over time	$5,371	$4,618	$4,160
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
As of December 31, 2024, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $3.5 billion and was primarily related to contracts with customers in the Mortgage Technology segment. We expect this amount to be recognized as revenue as follows: 38% by December 31, 2025, 83% by December 31, 2027, 97% by December 31, 2029 and the rest thereafter.
Contract Assets
A contract asset represents our expectation of receiving consideration in exchange for products or services that we have provided to our customers where invoicing is contingent on our completion of other performance obligations or contractual milestones. Substantially all of our contract assets are related to contracts with customers in our Mortgage Technology segment. As of December 31, 2024 and December 31, 2023, the balance of our contract assets was $87 million and $80 million, respectively.

6.    Deferred Revenue
Our contract liabilities, or deferred revenue, represent consideration received that is yet to be recognized as revenue. Total deferred revenue was $333 million as of December 31, 2024, including $236 million in current deferred revenue and $97 million in other non-current liabilities in our consolidated balance sheets. Total deferred revenue was $307 million as of December 31, 2023, including $200 million in current deferred revenue and $107 million in other non-current liabilities in our consolidated balance sheets. See Note 5 for a description of our listings, data services and mortgage technology services revenues and the revenue recognition policy for each of these revenue streams. The changes in our deferred revenue during 2024 and 2023 are as follows (in millions):

	Listing Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at January 1, 2023	$115	$88	$51	$254
Additions(1)	490	401	177	1,068
Amortization	(497)	(396)	(122)	(1,015)
Deferred revenue balance at December 31, 2023	108	93	106	307
Additions	500	400	147	1,047
Amortization	(489)	(363)	(169)	(1,021)
Deferred revenue balance at December 31, 2024	$119	$130	$84	$333

(1)    Additions in our Mortgage Technology segment in the table above include $68 million of deferred revenue acquired on the date of the Black Knight acquisition (Note 3) and $37 million of Black Knight related deferred revenue added in the period after the date of acquisition through December 31, 2023.
Included in the amortization recognized in 2024 is $196 million related to the deferred revenue balance as of January 1, 2024. Included in the amortization recognized in 2023 is $167 million related to the deferred revenue balance as of January 1, 2023. As of December 31, 2024, the remaining deferred revenue balance will be recognized over the period of time we satisfy our performance obligations. As of December 31, 2024, we estimate that our deferred revenue will be recognized in the following years (in millions):

	Listing Revenues	Data Services and Other Revenues	Mortgage Technology	Total
2025	$41	$122	$74	$237
2026	36	5	5	46
2027	25	2	2	29
2028	12	1	2	15
2029	4	—	1	5
Thereafter	1	—	—	1
Total	$119	$130	$84	$333

7.    Short-Term and Long-Term Restricted Cash, Cash Equivalents and Investments
Our total restricted cash, cash equivalents and investments including short-term and long-term portions, consisted of the following (in millions):

	As of December 31,
	2024	2023
Restricted cash, cash equivalents and investments:
Short-term restricted cash, cash equivalents and investments:
ICE Futures Europe	$125	$100
ICE Clear Europe	755	730
CFTC Regulated Entities	290	292
Other Regulated Entities	56	79
Other	510	10
Total short-term restricted cash, cash equivalents and investments(1)	1,736	1,211
Long-term restricted cash, cash equivalents and investments:
ICE Clearing House Portion of the Guaranty Fund Contribution	370	340
Total long-term restricted cash, cash equivalents and investments(2)	370	340
Total restricted cash, cash equivalents and investments	$2,106	$1,551

(1)    Included in the total short-term restricted cash, cash equivalents, and investments are certain investments that have maturities of greater than three months at the time of purchase and therefore are included in short-term restricted investments in the consolidated balance sheet. The total short-term restricted investments as of December 31, 2024 and 2023 was $594 million and $680 million, respectively.
(2)    Included in the total long-term restricted cash, cash equivalents, and investments are certain investments that have maturities greater than three months at the time of purchase and therefore are included in Other non-current assets in the consolidated balance sheet. The total long-term restricted investments as of December 31, 2024 was $2 million. There were no long-term restricted investments as of December 31, 2023.
Short-Term Restricted Cash, Cash Equivalents and Investments
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
•Other Regulated Entities: Restricted cash on our various regulated entities and exchanges includes ICE Endex, ICE Benchmark Administration, ICE Clear Netherlands, ICE Futures Abu Dhabi, ICE Trade Vault Europe Limited, ICE Bonds Securities Corporation, among others.
•Other: Other restricted cash, cash equivalents and investments as of December 31, 2024 was primarily related to the new senior notes issued in May 2024 of which $500 million of the net proceeds has been invested and will be used to repay a portion of the aggregate principal amount of the senior notes maturing in May 2025.
Long-Term Restricted Cash, Cash Equivalents and Investments
Our long-term restricted cash, cash equivalents and investments in the table above consist of the following:
•ICE Clearing House Portion of the Guaranty Fund Contribution: Our clearing houses, other than ICE NGX, require each clearing member to make deposits to a fund known as the guaranty fund. We have a $15 million first-loss amount related to ICE NGX insurance and included in our contribution to its guaranty fund. ICE NGX has also set aside $30 million of its own capital that could be used for liquidity purposes in the event of a Contracting Party default. See Note 14 for additional information on the guaranty funds and our contributions of cash to our clearing houses' guaranty funds.
8.    Property and Equipment
Property and equipment consisted of the following (in millions):

	As of December 31,		Depreciation Period (Years)
	2024	2023
Software and internally developed software	$2,061	$1,834	3 to 7
Computer and network equipment	1,073	1,033	3 to 5
Land	180	180	N/A
Buildings and building improvements	436	389	15 to 30
Right-of-use lease assets	295	305	1 to 30
Leasehold improvements	455	372	4 to 15
Equipment, aircraft and office furniture	192	156	4 to 12
Total property and equipment	4,692	4,269
Less accumulated depreciation and amortization	(2,539)	(2,346)
Property and equipment, net	$2,153	$1,923
In 2024, 2023 and 2022, amortization of software and internally developed software was $324 million, $284 million and $247 million, respectively, and depreciation of all other property and equipment was $201 million, $182 million and $174 million, respectively. As of December 31, 2024 and 2023, unamortized software and internally developed software was $598 million and $535 million, respectively.

9.    Goodwill and Other Intangible Assets
The following is a summary of the activity in our goodwill balance by segment (in millions):

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Goodwill balance at January 1, 2023	$8,134	$4,850	$8,127	$21,111
Acquisitions	—	—	9,417	9,417
Foreign currency translation	21	3	—	24
Other activity, net	—	1	—	1
Goodwill balance at December 31, 2023	$8,155	$4,854	$17,544	$30,553
Acquisitions	—	—	39	39
Foreign currency translation	(19)	(1)	(1)	(21)
Other activity, net	—	—	24	24
Goodwill balance at December 31, 2024	$8,136	$4,853	$17,606	$30,595
The following is a summary of the activity in our other intangible assets balance (in millions):

Other intangible assets balance at January 1, 2023	$13,090
Acquisitions	4,953
Foreign currency translation	21
Amortization of other intangible assets	(749)
Other activity, net	2
Other intangible assets balance at December 31, 2023	$17,317
Acquisitions	21
Foreign currency translation	(20)
Amortization of other intangible assets	(1,012)
Other intangible assets balance at December 31, 2024	$16,306
We completed our acquisition of Black Knight during 2023 (see Note 3).
Foreign currency translation adjustments result from a portion of our goodwill and other intangible assets primarily being held at our U.K., EU and Canadian subsidiaries, whose functional currencies are not the U.S. dollar. The changes in other activity, net, in the tables above primarily relate to adjustments to the fair value of the net tangible and intangible assets made within one year of acquisitions, with a corresponding adjustment to goodwill.

Other intangible assets and the related accumulated amortization consisted of the following (in millions):

	As of December 31, 2024			As of December 31, 2023
	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Customer relationships	$10,874	$(3,299)	$7,575	$10,870	$(2,641)	$8,229
Technology	2,549	(1,191)	1,358	2,497	(934)	1,563
Trading products with finite lives	202	(149)	53	205	(141)	64
Data and databases	746	(230)	516	745	(170)	575
Trademarks and trade names	386	(87)	299	386	(67)	319
Other	51	(43)	8	51	(42)	9
Total finite-lived intangible assets	14,808	(4,999)	9,809	14,754	(3,995)	10,759
Indefinite-lived intangible assets:
Exchange registrations, licenses and contracts with indefinite lives	6,209	—	$6,209	6,223	—	6,223
Trademarks and trade names with indefinite lives	280	—	$280	280	—	280
In-process research and development	—	—	$—	47	—	47
Other	8	—	$8	8	—	8
Total indefinite-lived intangible assets	6,497	—	6,497	6,558	—	6,558
Total other intangible assets	$21,305	$(4,999)	$16,306	$21,312	$(3,995)	$17,317
In 2024, 2023 and 2022, amortization expense of other intangible assets was $1.0 billion, $749 million and $610 million, respectively, and is recorded in depreciation and amortization expense in our consolidated statements of income. Collectively, the remaining weighted average useful lives of the finite-lived intangible assets is 13.5 years as of December 31, 2024. We expect future amortization expense from the finite-lived intangible assets as of December 31, 2024 to be as follows (in millions):

2025	$991
2026	943
2027	897
2028	800
2029	766
Thereafter	5,412
$9,809
We performed an analysis of impairment indicators as of December 31, 2024, and other than a $7 million impairment on certain trademark intangible assets within our Mortgage Technology Segment in 2023 and a $3 million impairment of developed technology within our Exchanges Segment in 2024 for assets no longer in use, we did not recognize any impairment losses on goodwill or other intangible assets in 2024, 2023 or 2022. The impairment charges described above are included in depreciation and amortization expense within the consolidated statements of income. We considered potential indicators of impairment to goodwill and other intangible assets for each of our reporting units, which included continued global inflation concerns and changing interest rates, including their effect on our forecasts and discount rates, among other things.

10.Debt
The carrying value of our total debt, including short-term and long-term debt, consisted of the following (in millions):

	As of December 31,
	2024	2023
Debt:
Short-term debt:
Commercial Paper	$529	$1,954
2025 Senior Notes (3.65%; unsecured due May 23, 2025)	1,249	—
2025 Senior Notes (3.75% senior notes due December 1, 2025)	1,249	—
Total short-term debt	3,027	1,954
Long-term debt:
2025 Term Loan due August 31, 2025	—	1,600
2025 Senior Notes (3.65% senior notes due May 23, 2025)	—	1,246
2025 Senior Notes (3.75% senior notes due December 1, 2025)	—	1,248
2027 Senior Notes (4.00% senior notes due September 15, 2027)	1,492	1,489
2027 Senior Notes (3.10% senior notes due September 15, 2027)	498	498
2028 Senior Notes (3.625% senior notes due September 1, 2028)	937	920
2028 Senior Notes (3.75% senior notes due September 21, 2028)	596	596
2029 Senior Notes (4.35% senior notes due June 15, 2029)	1,243	1,241
2030 Senior Notes (2.10% senior notes due June 15, 2030)	1,240	1,238
2031 Senior Notes (5.25% senior notes due June 15, 2031)	743	—
2032 Senior Notes (1.85% senior notes due September 15, 2032)	1,488	1,486
2033 Senior Notes (4.60% senior notes due March 15, 2033)	1,490	1,489
2040 Senior Notes (2.65% senior notes due September 15, 2040)	1,233	1,232
2048 Senior Notes (4.25% senior notes due September 21, 2048)	1,233	1,232
2050 Senior Notes (3.00% senior notes due June 15, 2050)	1,223	1,222
2052 Senior Notes (4.95% senior notes due June 15, 2052)	1,467	1,466
2060 Senior Notes (3.00% senior notes due September 15, 2060)	1,473	1,472
2062 Senior Notes (5.20% senior notes due June 15, 2062)	985	984
Total long-term debt	17,341	20,659
Total debt	$20,368	$22,613
Credit Facilities
•Credit Facility: We have a $3.9 billion senior unsecured revolving credit facility, or the Credit Facility, with future capacity to increase our borrowings under the Credit Facility by an additional $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. On May 31, 2024, we agreed with the lenders to extend the maturity date of the Credit Facility from May 25, 2027, to May 31, 2029, among other items. We incurred new debt issuance costs of $4 million in 2024 relating to the Credit Facility which increased unamortized deferred debt issuance costs carried forward from previous Credit Facility extensions, and these costs are represented in the consolidated balance sheet as other non-current assets and will be amortized over the remaining life of the Credit Facility. No amounts were outstanding under the Credit Facility as of December 31, 2024.
As of December 31, 2024, of the $3.9 billion that was available for borrowing under the Credit Facility, $529 million was required to back-stop the notes outstanding under our U.S. dollar commercial paper program, or the Commercial Paper Program, and $172 million was required to support certain broker-dealer and other subsidiary commitments. Amounts required to back-stop notes outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $3.2 billion is available for working capital and general corporate purposes including, but not limited to, acting as a back-stop to future amounts outstanding under the Commercial Paper Program.
We also pay an annual commitment fee for unutilized amounts under the Credit Facility, payable in arrears at a rate that ranges from 0.08% to 0.20% determined based on our current long-term debt rating. As of December 31, 2024, the applicable rate for commitments to May 2029 was 0.125%. Amounts borrowed under the Credit Facility may be prepaid at any time without premium or penalty.

The Credit Facility also contains customary representations and warranties, covenants and events of default, including a leverage ratio, limitations on liens on our assets, indebtedness of non-obligor subsidiaries, the sale of all or substantially all of our assets, and other matters.
•2022 Term Loan: We previously had a $2.4 billion two-year senior unsecured delayed draw term loan facility, or the Term Loan, that we entered into on May 25, 2022. Draws under the Term Loan bore interest on the principal amount outstanding at either (a) Term Secured Overnight Financing Rate, or Term SOFR, plus an applicable margin of 87.5 basis points plus a credit spread adjustment of 10 basis points or (b) a "base rate" plus an applicable margin. The applicable margin ranged from 0.625% to 1.125% for Term SOFR loans and from 0.000% to 0.125% for base rate loans, in each case, based on a ratings-based pricing grid. The proceeds from borrowings under the Term Loan were used to fund a portion of the purchase price for the Black Knight acquisition. During the second quarter of 2024, we fully repaid our outstanding obligations under the Term Loan and debt issuance costs incurred related to the Term Loan were fully amortized at the time of repayment.
•Other: Our India subsidiaries maintain $14 million of credit lines for their general corporate purposes. As of December 31, 2024, there were no outstanding borrowings.
Commercial Paper Program
Our Commercial Paper Program is currently backed by the borrowing capacity available under the Credit Facility, as described above. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense.
In 2024 we had net repayments of $1.4 billion under the Commercial Paper Program. In 2023 we issued $2.6 billion under the Commercial Paper Program to fund a portion of the purchase price for the Black Knight acquisition, partially offset by net repayments of $600 million funded primarily by cash flows from operations.
As of December 31, 2024, commercial paper notes of $529 million with original maturities ranging from 6 to 20 days were outstanding with a weighted average interest rate of 4.6% per annum, and a weighted average remaining maturity of 14 days. As of December 31, 2023, commercial paper notes of $2.0 billion with original maturities ranging from 4 to 45 days were outstanding with a weighted average interest rate of 5.7% per annum, and a weighted average remaining maturity of 32 days.
Senior Notes
As of December 31, 2024, our senior notes of $19.8 billion had a weighted average maturity of 13 years and a weighted average cost of 3.7% per annum.
•Exchange Offers: On June 5, 2024, we completed a private offer to exchange the $1 billion aggregate principal amount of the outstanding 3.625% senior notes due 2028 issued by Black Knight InfoServ, LLC, or the Black Knight Notes, for new senior notes issued by ICE. As a result of the settlement of the private exchange offer, approximately $998 million in aggregate principal amount of outstanding Black Knight Notes were cancelled, and ICE issued approximately $998 million in aggregate principal amount of new senior notes, or the ICE Original Exchange Notes, with the same interest payment, maturity dates and interest rate as the Black Knight Notes.
On September 10, 2024, we completed a registered exchange offer in which virtually all previously outstanding ICE Original Exchange Notes were exchanged for identical new senior notes that were registered under the Securities Act of 1933, or the ICE Registered Exchange Notes, and thereby became freely transferable, subject to certain restrictions applicable to affiliates and broker dealers.
•Senior Notes Issued in May 2024: On May 13, 2024, we issued $750 million in aggregate principal amount of 5.25% senior notes due 2031, or the 2031 Notes. We intend to use $500 million of the net proceeds from the offering of the 2031 Notes to repay a portion of the aggregate principal amount of the senior notes maturing in May 2025, or the 2025 Notes. The net proceeds intended to repay the 2025 Notes have been invested and recorded as short-term restricted investments in our consolidated balance sheet as of December 31, 2024. We used the remaining net proceeds to assist with the repayments of the outstanding borrowings under the Term Loan.
We incurred debt issuance costs of $6 million relating to the issuance of the 2031 Notes and these costs are presented in the accompanying consolidated balance sheet as a deduction from the carrying amount of the related debt liability and will be amortized over the remaining term of the 2031 Notes.
•Senior Notes Issued in May 2022: On May 23, 2022, we issued $8.0 billion in aggregate principal amount of new fixed rate senior notes, comprised of the following:

–$1.25 billion in aggregate principal amount of 3.65% senior notes due in 2025, or the 2025 Notes;
–$1.5 billion in aggregate principal amount of 4.00% senior notes due in 2027, or the 2027 Notes;
–$1.25 billion in aggregate principal amount of 4.35% senior notes due in 2029, or the 2029 Notes;
–$1.5 billion in aggregate principal amount of 4.60% senior notes due in 2033, or the 2033 Notes;
–$1.5 billion in aggregate principal amount of 4.95% senior notes due in 2052, or the 2052 Notes; and
–$1.0 billion in aggregate principal amount of 5.20% senior notes due in 2062, or the 2062 Notes, collectively, the Notes.
We used the net proceeds of $4.9 billion from the offering of the 2025 Notes, the 2027 Notes, the 2029 Notes and the 2062 Notes, together with the issuance of commercial paper and/or borrowings under the Credit Facility, cash on hand and borrowings under the Term Loan to finance the cash portion of the purchase price for Black Knight.
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
•Remaining Outstanding Senior Notes: All of our other outstanding Senior Notes were issued at a discount, and we incurred debt issuance costs with each issuance. The amounts in the table above reflect the carrying value of each Senior Note which consists of the aggregate principal amount, less the unamortized debt issuance costs and discounts. The unamortized debt issuance costs and discounts are being accreted through interest expense over the life of the applicable notes. All of the Senior Notes pay interest semi-annually.
All of our Senior Notes contain affirmative and negative covenants, including, but not limited to, certain redemption rights, limitations on liens and indebtedness and limitations on certain mergers, sales, dispositions and lease-back transactions.
Debt Repayment Schedule
As of December 31, 2024, the outstanding debt repayment schedule is as follows (in millions):

2025	$3,030
2026	—
2027	2,000
2028	1,600
2029	1,250
Thereafter	12,750
Principal amounts repayable	20,630
Unamortized debt issuance costs and discounts	(262)
Total debt outstanding	$20,368
11.Share-Based Compensation
The non-cash compensation expenses recognized in our consolidated statements of income for stock options, restricted stock units and under our employee stock purchase plan were $231 million, $257 million and $155 million in 2024, 2023 and 2022, respectively, net of $21 million, $18 million and $16 million, respectively, that was capitalized as software development costs. The 2023 expense includes the expense related to the portion of the Black Knight replacement awards that were accelerated on the Divestiture Date, described below. As of December 31, 2024, we had 36.2 million shares in total under various equity plans available for future issuance as stock option and restricted stock awards.

Stock Options
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
The following is a summary of our stock option activity:

	Number of Options (in thousands)	Weighted Average Exercise Price per Option
Outstanding at January 1, 2022	2,964	$68.77
Granted	266	$129.76
Exercised	(417)	$53.30
Forfeited	(26)	$123.77
Outstanding at December 31, 2022	2,787	$76.38
Granted	280	$107.66
Exercised	(508)	$58.05
Forfeited	(20)	$114.19
Outstanding at December 31, 2023	2,539	$83.20
Granted	212	$135.46
Exercised	(561)	$61.21
Outstanding at December 31, 2024	2,190	$93.90
 Details of stock options outstanding as of December 31, 2024 are as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Vested or expected to vest	2,190	$93.90	5.3	$121
Exercisable	1,715	$85.59	4.4	$109
Details of stock options exercised during 2024, 2023 and 2022 are as follows:

	Year Ended December 31,
Options exercised:	2024	2023	2022
Total intrinsic value of options exercised (in millions)	$42	$25	$28

	As of December 31,
Options outstanding:	2024	2023	2022
Number of options exercisable (in thousands)	1,715	2,000	2,205
Weighted-average exercise price	$85.59	$74.49	$65.97
As of December 31, 2024, there were $9 million in total unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted average period of 1.4 years as the stock options vest.
We use the Black-Scholes option pricing model to value our stock option awards. During 2024, 2023 and 2022, we used the assumptions in the table below to compute the value:

	Year Ended December 31,
Assumptions:	2024	2023	2022
Risk-free interest rate	4.14%	3.47%	1.72%
Expected life in years	6.0	6.1	6.0
Expected volatility	24%	24%	23%
Expected dividend yield	1.33%	1.56%	1.17%
Estimated weighted-average fair value of options granted per share	$37.56	$27.39	$28.18
The risk-free interest rate is based on the zero-coupon U.S. Treasury yield curve in effect at the date of grant. The expected life is derived from historical and anticipated future exercise patterns. Expected volatility is based on historical volatility data of our stock.
Restricted Stock
Restricted stock units are used as an incentive to attract and retain qualified employees and to align our and our stockholders' interests by linking actual performance to both short and long-term stockholder return. We issue awards that may contain a combination of time, performance and/or market conditions. The grant date fair value of each award is based on the closing stock price of our stock at the date of grant and our stock compensation expense is recorded net of estimated forfeitures based on historical forfeiture rates.
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
For awards with a market condition, fair value is estimated based on a simulation of various outcomes and includes inputs such as our stock price at the beginning of the period subject to the market condition, the risk-free interest rate, the time period of the market condition and the expected volatility of ICE's stock and the underlying equity securities of the S&P 500 benchmark index subject to the market condition.
In February 2024, we reserved a maximum of 0.7 million restricted shares for potential issuance as performance-based restricted shares to certain of our employees. The number of shares ultimately granted under this award is based on our actual financial performance as compared to financial performance targets set by our Board and the Compensation Committee for the year ending December 31, 2024. In 2024, we performed at a performance level "above-target". Based on our actual 2024 financial performance as compared to the 2024 financial performance level thresholds, 0.5 million restricted shares will be awarded. This results in $62 million in compensation expenses that will be expensed over the three-year accelerated vesting period, including $33 million expensed during 2024.
In October 2023, we granted performance-based restricted awards to certain of our employees. We reserved shares for potential issuance of these awards with vesting terms over five years.

The following is a summary of nonvested restricted shares under all plans discussed above:

	Number of Restricted Stock Shares (in thousands)	Weighted Average Grant-Date Fair Value per Share
Nonvested at January 1, 2022	3,317	$101.72
Granted	1,477	126.98
Vested	(1,541)	93.94
Forfeited	(307)	118.23
Nonvested at December 31, 2022	2,946	117.14
Granted	3,561	110.96
Vested	(1,942)	112.39
Forfeited	(269)	114.88
Nonvested at December 31, 2023	4,296	114.31
Granted	1,761	136.03
Vested	(1,700)	115.50
Forfeited	(258)	120.94
Nonvested at December 31, 2024	4,099	121.10

	Year Ended December 31,
	2024	2023	2022
Time-based restricted stock units granted (in thousands)(1)	1,031	1,191	1,067
Total fair value of restricted stock vested under all restricted stock plans (in millions)	$227	$150	$191

(1)    The remaining shares granted are performance-based.
Performance-based restricted shares have been presented in the table above to reflect the actual shares issued based on the achievement of past performance targets, also considering the impact of any market conditions. Non-vested performance-based restricted shares granted are presented in the table above at the target number of restricted shares that would vest if the performance targets are met. Time-based awards reflected in the table above include Black Knight unvested awards that converted to our awards on the date of acquisition, as discussed below. As of December 31, 2024, there were $239 million in total unrecognized compensation costs related to time-based and performance-based restricted stock. These costs are expected to be recognized over a weighted-average period of 1.6 years as the restricted stock vests.
Black Knight Restricted Stock Awards
In connection with our Black Knight acquisition in September 2023, certain restricted stock awards held by Black Knight employees were converted to ICE restricted stock awards and included in the table above. The replacement awards contain the same terms and conditions as were applicable to the awards immediately prior to the merger. These awards will be fully vested by 2026. Our stock compensation expense for December 31, 2024 and 2023 related to these awards was $25 million and $18 million, respectively. In connection with the Divestitures and certain terminations, $55 million of replacement restricted stock awards accelerated for the period between the acquisition date of September 5, 2023, through December 31, 2023, which we recorded as acquisition-related costs (see Note 3).
Employee Stock Purchase Plan
We offer our employees participation in our ESPP, under which we have reserved and may sell up to 25 million shares of our common stock to employees. The ESPP grants participating employees the right to acquire our stock in increments of 1% of eligible pay, with a maximum contribution of 25% of eligible pay, subject to applicable annual Internal Revenue Service, or IRS, limitations. Under our ESPP, participating employees are limited to $25,000 of common stock annually, and a maximum of 1,250 shares of common stock each offering period. There are two offering periods each year, from January 1st (or the first trading day thereafter) through June 30th (or the last trading day prior to such date) and from July 1st (or the first trading day thereafter) through December 31st (or the last trading day prior to such date). The purchase price per share of common stock is 85% of the lesser of the fair market value of the stock on the first or the last trading day of each offering period. We recorded compensation expenses of $14 million, $13 million and $13 million during 2024, 2023 and 2022, respectively, related to the discount given to our participating employees.

12.Equity
Common Stock
We are authorized to issue 1.5 billion shares with a par value of $0.01 per share. Each holder of common stock is entitled to one vote for each share of common stock held of record by such holder on all matters on which stockholders are entitled to vote, including the election and removal of directors. There were 651 million and 574 million shares of common stock issued and outstanding, respectively, as of December 31, 2024. There were 649 million and 573 million shares of common stock issued and outstanding, respectively, as of December 31, 2023.
Preferred Stock
We are authorized to issue 100 million shares of preferred stock with a par value of $0.01 per share. The holders of a series of preferred stock shall be entitled only to such voting rights as shall expressly be granted thereto by the Certificate of Incorporation (including any certificate of designation relating to such series of preferred stock). As of December 31, 2024, no shares of preferred stock have been issued.
Treasury Stock
During each of 2024, 2023 and 2022, we received 1 million shares of common stock from employees to satisfy tax withholdings we made on their behalf for restricted stock and stock option exercises. We recorded the receipt of the shares as treasury stock.
Non-Controlling Interests
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the non-ICE interests are shown as non-controlling interests. As of December 31, 2024, our non-controlling interests included those related to the non-ICE limited partners' interest in our CDS clearing subsidiaries and non-controlling interest in ICE Futures Abu Dhabi.
As of December 31, 2024, we had redeemable non-controlling interests, reflected in temporary equity within our consolidated balance sheet, related to a put right held by non-ICE members to require us to purchase their interests in an entity acquired by us in 2024.
Stock Repurchase Program
We periodically review whether to repurchase our stock. In December 2021, our Board approved an aggregate of $3.15 billion for future repurchases of our common stock with no fixed expiration date that became effective January 1, 2022. The approval of our Board for stock repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our Board may increase or decrease the amount available for repurchases from time to time. In making a determination regarding the timing and extent of any stock repurchases, we consider multiple factors that may include: overall stock market conditions, our common stock price performance, the remaining amount authorized for repurchases by our Board, the potential impact of a stock repurchase program on our debt ratings, our expected free cash flow and working capital needs, our current and future planned strategic growth initiatives, and other potential uses of our cash and capital resources.
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
We did not have any share repurchases in 2024 or 2023. During 2022 we repurchased 5.0 million shares of our outstanding common stock at a cost of $632 million excluding shares withheld upon vesting of equity awards. The shares repurchased are held in treasury stock.
We may begin or discontinue stock repurchases at any time and may amend or terminate a Rule 10b5-1 trading plan at any time or enter into additional plans. As of December 31, 2024, the remaining balance of Board approved funds for future repurchase was $2.5 billion.

The table below sets forth the information with respect to purchases made by or on behalf of ICE or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the periods presented as follows:

	Shares Repurchased (in thousands)	Average Repurchase Price Per Share	Amount of Repurchases (in millions)	Total cumulative year-to-date shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs as of the end of the quarter (in millions)
2024
Fourth quarter	—	$—	$—	—	$2,518
Third quarter	—	$—	$—	—	$2,518
Second quarter	—	$—	$—	—	$2,518
First quarter	—	$—	$—	—	$2,518
Total common stock repurchases	—	$—	$—

2023
Fourth quarter	—	$—	$—	—	$2,518
Third quarter	—	$—	$—	—	$2,518
Second quarter	—	$—	$—	—	$2,518
First quarter	—	$—	$—	—	$2,518
Total common stock repurchases	—	$—	$—

2022
Fourth quarter	—	$—	$—	4,955	$2,518
Third quarter	—	$—	—	4,955	$2,518
Second quarter	1,281	$122.54	157	4,955	$2,518
First quarter	3,674	$129.30	475	3,674	$2,675
Total common stock repurchases(1)	4,955	$127.56	$632

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

	Dividends Per Share	Amount (in millions)
2024
Fourth quarter	$0.45	$259
Third quarter	0.45	261
Second quarter	0.45	261
First quarter	0.45	258
Total cash dividends declared and paid	$1.80	$1,039

2023
Fourth quarter	$0.42	$242
Third quarter	0.42	241
Second quarter	0.42	236
First quarter	0.42	236
Total cash dividends declared and paid	$1.68	$955

2022
Fourth quarter	$0.38	$214
Third quarter	0.38	213
Second quarter	0.38	213
First quarter	0.38	213
Total cash dividends declared and paid	$1.52	$853
Accumulated Other Comprehensive Income/(Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income/(loss) (in millions):

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total
Balance, as of January 1, 2022	$(150)	$2	$(48)	$(196)
Other comprehensive loss	(130)	—	(10)	(140)
Income tax benefit	2	—	3	5
Net current period other comprehensive loss	(128)	—	(7)	(135)
Balance, as of December 31, 2022	(278)	2	(55)	(331)
Other comprehensive income/(loss)	49	—	(15)	34
Income tax benefit/(expense)	(1)	—	4	3
Net current period other comprehensive income/(loss)	48	—	(11)	37
Balance, as of December 31, 2023	(230)	2	(66)	(294)
Other comprehensive income/(loss)	(55)	9	5	(41)
Income tax expense	—	(2)	(1)	(3)
Net current period other comprehensive income/(loss)	(55)	7	4	(44)
Balance, as of December 31, 2024	$(285)	$9	$(62)	$(338)

13.Income Taxes
Income before income taxes and the income tax provision consisted of the following (in millions):

	Year Ended December 31,
	2024	2023	2022
Income before income taxes
Domestic	$1,291	$1,016	$184
Foreign	2,337	1,878	1,624
Total	$3,628	$2,894	$1,808

Income tax provision
Current tax expense:
Federal	$212	$287	$366
State	158	27	206
Foreign	598	471	331
Total	$968	$785	$903
Deferred tax benefit:
Federal	$(47)	$(124)	$(413)
State	(86)	(197)	(165)
Foreign	(9)	(8)	(15)
Total	$(142)	$(329)	$(593)
Total income tax expense	$826	$456	$310
A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Statutory federal income tax rate	21%	21%	21%
State and local income taxes, net of federal benefit	3	2	5
Foreign tax rate differential	3	2	(1)
Current year tax benefit from foreign derived intangible income	(2)	(2)	(3)
Unrecognized tax benefits	—	(1)	1
State apportionment changes	(1)	(6)	—
State deferred benefit of Bakkt impairment	—	—	(5)
Federal research tax credits	(1)	(1)	(1)
Other	—	1	—
Total provision for income taxes	23%	16%	17%
The 23% effective tax rate in 2024 was above the statutory federal income tax rate primarily due to state and local income taxes, including the impacts of recording valuation allowances on certain state deferred tax assets, partially offset by favorable state apportionment changes and statutes of limitations expirations.
The 16% effective tax rate in 2023 was below the statutory federal income tax rate primarily due to favorable audit settlements for historical years, favorable state apportionment changes and the application of the high-tax exception to Global Intangible Low-Taxed Income. These tax benefits were partially offset by the impact of the U.K. corporate income tax increase from 19% to 25% effective April 1, 2023 and the tax impact of certain non-deductible Black Knight acquisition costs.
The 17% effective tax rate in 2022 was below the statutory federal income tax rate primarily due to the deferred income tax benefit from the impairment of equity investment in Bakkt in 2022.
The Organisation for Economic Cooperation and Development, or OECD, Global Anti-Base Erosion Pillar Two minimum tax rules, or Pillar Two, which generally provide for a minimum effective tax rate of 15%, are intended to apply to tax years beginning in 2024. The European Union member states and many other countries, including the U.K., our most significant non-U.S. jurisdiction, have committed to implement or have already enacted legislation adopting the Pillar Two rules. In July 2023, the U.K. enacted the U.K. Finance Act 2023, effective as of January 1, 2024, which included provisions to implement certain portions of the OECD Global Anti-Base Erosion Pillar Two minimum tax rules and included an election to apply a transitional safe harbor to extend certain effective dates to accounting periods commencing on or before

December 31, 2026 and ending on or before June 30, 2028. These Pillar Two rules, including those in the U.K., did not have a material impact on our income tax provision as of December 31, 2024 or 2023.
Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Certain unrecognized tax benefits associated with our acquisition of Ellie Mae are presented as a reduction to related deferred tax assets in our consolidated balance sheets. The following table summarizes the significant components of our deferred tax assets and liabilities as of December 31, 2024 and 2023 (in millions):

	As of December 31,
	2024	2023
Deferred tax assets:
Deferred and stock-based compensation	$93	$98
Liability reserve	74	60
Tax credits	10	10
Loss carryforward	207	275
Deferred revenue	23	25
Lease liability	66	64
Property and equipment	178	118
Other	6	81
Total	657	731
Valuation allowance	(200)	(166)
Total deferred tax assets, net of valuation allowance	$457	$565
Deferred tax liabilities:
Acquired intangibles	(4,239)	(4,507)
Right of use asset	(46)	(48)
Equity investment	(76)	(90)
Total deferred tax liabilities	$(4,361)	$(4,645)
Net deferred tax liabilities	$(3,904)	$(4,080)
Reported as:
Net non-current deferred tax liabilities	$(3,904)	$(4,080)
A reconciliation of the beginning and ending amount of deferred income tax valuation allowance is as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Beginning balance of deferred income tax valuation allowance	$166	$92	$99
Charges against goodwill	(27)	102	—
Increases/(decreases)	61	(28)	(7)
Ending balance of deferred income tax valuation allowance	$200	$166	$92
We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that it is more likely than not that some or all of the deferred tax assets will not be realized. We recorded a valuation allowance for deferred tax assets of $200 million and $166 million as of December 31, 2024 and 2023, respectively. The net increase of our valuation allowance in 2024 is primarily due to certain tax attributes that are not more likely than not to be utilized prior to expiration in the future, partially offset by purchase accounting adjustments recorded through goodwill related to the Black Knight acquisition. The increase of valuation allowance charged against goodwill in 2023 is primarily related to certain deferred tax assets arising from the Black Knight acquisition that we believe are not more likely than not to be realized in the foreseeable future. The decrease of valuation allowance in 2023 is primarily due to certain foreign subsidiaries being liquidated in the current period with associated deferred tax assets being extinguished.
The majority of our undistributed earnings of our non-U.S. subsidiaries for the period from January 1, 2018 through December 31, 2022 were subject to the Global Intangible Low-Taxed Income provisions and, as such, were subject to immediate U.S. income taxation and can be distributed to the U.S. with no material additional income tax consequences in the future. Due to the application of the high-tax exception to Global Intangible Low-Taxed Income, the majority of the earnings of our non-U.S. subsidiaries in 2024 and 2023 are not subject to U.S. income taxation. However, the majority of these 2024 and 2023 foreign earnings can also be distributed to the U.S. with no material additional U.S. income tax consequences due to the availability of full dividends received deductions.
We remain indefinitely reinvested in our non-U.S. subsidiaries’ cumulative undistributed earnings as of December 31, 2024 that are not subject to the Global Intangible Low-Taxed Income provisions and would be subject to additional U.S. income tax consequences upon distribution to the U.S. Accordingly, no provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability is not practicable. An estimate of these indefinitely reinvested undistributed earnings as of December 31, 2024, based on post-income tax earnings under U.S. GAAP, is $5.8 billion.
As of December 31, 2024 and 2023, we have gross U.S. federal net operating loss carryforwards of $92 million and $88 million, respectively, and gross state and local net operating loss carryforwards of $251 million and $76 million for 2024 and 2023, respectively. In addition, we had $127 million and $204 million of deferred tax assets related to federal and state capital losses as of December 31, 2024 and 2023, respectively. The net operating loss carryforwards and credit carryforwards are available to offset future taxable income until they begin to expire in 2027. In addition, as of December 31, 2024 and 2023, we have gross foreign net operating loss carryforwards of $219 million and $214 million, respectively. The majority of the remaining gross foreign net operating losses are not expected to be realizable in future periods and have related valuation allowances.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Beginning balance of unrecognized tax benefits	268	247	$229
Additions related to acquisitions	9	25	—
Additions based on tax positions taken in current year	32	31	30
Additions based on tax positions taken in prior years	1	33	—
Reductions based on tax positions taken in prior years	(9)	(18)	(3)
Reductions resulting from statutes of limitations lapses	(27)	(7)	(9)
Reductions related to settlements with taxing authorities	—	(43)	—
Ending balance of unrecognized tax benefits	274	$268	$247
As of December 31, 2024 and 2023, the balance of unrecognized tax benefits which would, if recognized, affect our effective tax rate was $228 million for both years. It is reasonably possible, as a result of settlements of ongoing audits or statutes of limitations expirations, that unrecognized tax benefits could increase as much as $32 million and decrease as much as $81 million within the next 12 months. Of the $274 million in unrecognized tax benefits as of December 31, 2024, $196 million is recorded within other non-current liabilities and $78 million is recorded within other current liabilities.
We recognize interest and penalties accrued on income tax uncertainties as a component of income tax expense/benefit. In 2024, 2023 and 2022, we recognized an expense of $14 million, a benefit of $30 million and an expense of $12 million, respectively, for interest and penalties. As of December 31, 2024 and 2023, accrued interest and penalties were $47 million and $32 million, respectively. Of the $47 million in accrued interest and penalties as of December 31, 2024, $29 million is recorded within other non-current liabilities and $18 million is recorded within other current liabilities in the accompanying consolidated balance sheet.
We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The following table summarizes open tax years by major jurisdiction:

Jurisdiction	Open Tax Years
U.S. Federal	2021 - 2024
U.S. States	2013 - 2024
U.K.	2023 - 2024
We have filed amended U.S. federal returns for the years prior to 2021 to claim additional credits and deductions and the associated refund claims are subject to review by the U.S. taxing authorities. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, including interest and penalties, have been provided for any adjustments expected to result from open tax years.

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
Our clearing houses are responsible for providing clearing services to each of our futures exchanges, and in some cases to third-party execution venues, and are as follows, referred to herein collectively as "the ICE Clearing Houses":

Clearing House	Products Cleared	Exchange where Executed	Location
ICE Clear Europe	Energy, agricultural, interest rates and equity index futures and options contracts	ICE Futures Europe, ICE Futures U.S., ICE Endex and ICE Futures Abu Dhabi	U.K.
ICE Clear U.S.	Agricultural, metals, foreign exchange, or FX, interest rate and equity index futures and/or options contracts	ICE Futures U.S.	U.S.
ICE Clear Credit	OTC North American, European, Asian-Pacific and Emerging Market CDS instruments	Creditex and third-party venues	U.S.
ICE Clear Netherlands	Derivatives on equities and equity indices traded on regulated markets	ICE Endex	The Netherlands
ICE Clear Singapore	Energy, metals and financial futures products	ICE Futures Singapore	Singapore
ICE NGX	Physical North American natural gas, environmental commodities and physical and financial electricity	ICE NGX	Canada
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
Should a particular Member fail to deposit its original margin or fail to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate or hedge the defaulting Member's open positions and use their original margin and guaranty fund deposits to pay any amount owed. In the event that the defaulting Member's deposits are not sufficient to pay the amount owed in full, the ICE Clearing Houses will first use their respective contributions to the guaranty fund, often referred to as Skin In The Game, or SITG, to pay any remaining amount owed. In the event that the SITG is not sufficient, the ICE Clearing Houses may utilize the respective guaranty fund deposits and default insurance or collect limited additional funds from their respective non-defaulting Members on a pro-rata basis to pay any remaining amount owed.
As of December 31, 2024 and 2023, the ICE Clearing Houses had received or had been pledged $173.1 billion and $175.9 billion, respectively, in cash and non-cash collateral in original margin and guaranty fund deposits to cover price movements of underlying contracts for both periods.
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
In addition, we have contributed our own capital that could be used if a defaulting Member’s original margin and guaranty fund deposits are insufficient. Such amounts are recorded as long-term restricted cash and cash equivalents in our balance sheets and are as follows (in millions):

	ICE Portion of Guaranty Fund Contribution		Default insurance
	As of December 31,		As of December 31,
Clearing House	2024	2023	2024	2023
ICE Clear Europe	$197	$197	$100	$100
ICE Clear U.S.	75	75	25	25
ICE Clear Credit	50	50	75	75
ICE Clear Netherlands	2	2	N/A	N/A
ICE Clear Singapore	1	1	N/A	N/A
ICE NGX	45	15	200	200
Total	$370	$340	$400	$400

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
As of December 31, 2024, ICE NGX maintained a guaranty fund of $215 million, comprised of $15 million in cash and a $200 million letter of credit backed by a default insurance policy of the same amount, discussed below. Separately, ICE NGX has also set aside $30 million of its own capital that could be used for liquidity purposes if a direct participant of the ICE NGX clearing house, or Contracting Party, defaulted.
Below is a depiction of our Default Waterfall which summarizes the lines of defense and layers of protection we maintain for our mutualized clearing houses.

ICE Clearing House Default Waterfall
Cash and Invested Margin Deposits
We have recorded cash and invested margin and guaranty fund deposits and amounts due in our balance sheets as current assets with corresponding current liabilities to the Members. As of December 31, 2024, our cash and invested margin deposits were as follows (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$45,427	$23,843	$7,069	$—	$4	$76,343
Unsettled variation margin, net	—	—	—	934	—	934
Guaranty fund	2,353	3,312	660	—	5	6,330
Delivery contracts receivable/payable, net	—	—	—	705	—	705
Total	$47,780	$27,155	$7,729	$1,639	$9	$84,312
As of December 31, 2023, our cash and invested margin deposits, were as follows (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$40,170	$28,353	$4,693	$—	$5	$73,221
Unsettled variation margin, net	—	—	—	984	—	984
Guaranty fund	2,358	3,017	609	—	5	5,989
Delivery contracts receivable/payable, net	—	—	—	600	—	600
Total	$42,528	$31,370	$5,302	$1,584	$10	$80,794

Our cash and invested margin and guaranty fund deposits are maintained in accounts with national banks and highly-rated financial institutions or secured through direct investments, primarily in U.S. Treasury and other highly-rated foreign government securities, or reverse repurchase agreements with primarily overnight maturities. Reverse repos are valued daily and are subject to collateral maintenance provisions pursuant to which the counterparty must provide additional collateral if the underlying securities lose value in an amount sufficient to maintain collateralization of at least 102%. We primarily use Level 1 inputs when evaluating the fair value of the non-cash equivalent direct investments, as highly-rated government securities are quoted in active markets. The carrying value of these deposits is deemed to approximate fair value.
To provide a tool to address the liquidity needs of our clearing houses and manage the liquidation of margin and guaranty fund deposits held in the form of cash and high quality sovereign debt, ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. have entered into Committed Repurchase Agreement Facilities, or Committed Repo. Additionally, ICE Clear Credit and ICE Clear Netherlands have entered into Committed FX Facilities to support these liquidity needs. As of December 31, 2024 the following facilities were in place:
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
Details of our deposits are as follows (in millions):

Cash and Cash Equivalent Margin Deposits and Guaranty Funds
		As of December 31,
Clearing House	Investment Type	2024	2023
ICE Clear Europe	National bank account(1)	$4,817	$5,819
ICE Clear Europe	Reverse repo	37,276	32,695
ICE Clear Europe	Sovereign debt	4,515	3,745
ICE Clear Europe	Demand deposits	648	40
ICE Clear Credit	National bank account	20,369	22,754
ICE Clear Credit	Reverse repo	4,089	5,381
ICE Clear Credit	Demand deposits	2,697	3,235
ICE Clear U.S.	Reverse repo	7,382	4,955
ICE Clear U.S.	Sovereign debt	347	347
Other ICE Clearing Houses	Demand deposits	9	9
Total cash and cash equivalent margin deposits and guaranty funds		$82,149	$78,980

Invested Deposits, Delivery Contracts Receivable and Unsettled Variation Margin
		As of December 31,
Clearing House	Investment Type	2024	2023
ICE NGX	Unsettled variation margin and delivery contracts receivable	$1,639	$1,584
ICE Clear Europe	Invested deposits - sovereign debt	524	230
Total invested deposits, delivery contracts receivable and unsettled variation margin		$2,163	$1,814

(1)    As of December 31, 2024, ICE Clear Europe held £3.8 billion ($4.8 billion based on the pound sterling/U.S. dollar exchange rate of 1.2514 as of December 31, 2024) at the Bank of England, or BOE. As of December 31, 2023, ICE Clear Europe held €11 million ($12 million based on the euro/U.S. dollar exchange rate of 1.1037 as of December 31, 2023) at the European Central Bank, or ECB, £4.6 billion ($5.8 billion based on the pound sterling/U.S. dollar exchange rate of 1.2732 as of December 31, 2023) at the BOE and €10 million ($11 million based on the above exchange rate) at the BOE.

Other Deposits
In addition to the cash and invested deposits above, the ICE Clearing Houses have also received other assets from Members, which include government obligations, and may include other non-cash collateral such as letters of credit at ICE NGX, European emission allowance certificates or gold at ICE Clear Europe, to mitigate credit risk. For certain deposits, we may impose discount or “haircut” rates to ensure adequate collateral if market values fluctuate. These other deposits are not reflected in our consolidated balance sheets as the risks and rewards of these assets remain with the Members unless the clearing houses have sold or re-pledged the assets or in the event of a clearing member default, where the Member is no longer entitled to redeem the assets. Any income, gain or loss accrues to the Members. The ICE Clearing Houses do not, in the ordinary course, rehypothecate or re-pledge these assets. These pledged assets are not reflected in our balance sheets, and are as follows (in millions):

	As of December 31, 2024
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$33,884	$31,590	$15,186	$—	$80,660
Letters of credit	—	—	—	4,391	4,391
Emissions certificates at fair value	585	—	—	—	585
ICE NGX cash deposits	—	—	—	723	723
Total	$34,469	$31,590	$15,186	$5,114	$86,359
Guaranty fund:
Government securities at face value	$747	$1,389	$281	$—	$2,417

	As of December 31, 2023
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$45,698	$26,992	$13,062	$—	$85,752
Letters of credit	—	—	—	5,006	5,006
Emissions certificates at fair value	904	—	—	—	904
ICE NGX cash deposits	—	—	—	1,219	1,219
Total	$46,602	$26,992	$13,062	$6,225	$92,881
Guaranty fund:
Government securities at face value	$765	$1,119	$345	$—	$2,229
ICE NGX
ICE NGX owns a clearing house which administers the physical delivery of energy and environmental trading contracts. ICE NGX is the central counterparty to Members on opposite sides of its physically-settled contracts, and the balance related to delivered but unpaid contracts is recorded as a delivery contract net receivable, with an offsetting delivery contract net payable in our balance sheets. Unsettled variation margin equal to the fair value of open contracts is recorded as of each balance sheet date. There is no impact on our consolidated statements of income as an equal amount is recognized as both an asset and a liability. ICE NGX marks all of its outstanding physical natural gas, physical environmental and physical power contracts to market daily and requires full collateralization of net accrued variation losses. Due to the highly liquid nature and the short period of time to maturity, the fair values of our delivery contract net payable and net receivable are determined to approximate carrying value.
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
As of December 31, 2024, ICE NGX maintains a guaranty fund of $215 million funded by a $200 million letter of credit issued by a major Canadian chartered bank and backed by default insurance underwritten by Export Development Canada, or EDC, a Crown corporation operated at arm’s length from the Canadian government, plus $15 million held as restricted cash to fund the first loss amount that ICE NGX is responsible for under the default insurance policy. In the event of a participant default where the Member’s collateral is depleted, the shortfall would be covered by a draw down on the letter of credit following which ICE NGX would file a claim under the default insurance to recover additional losses up to $200 million beyond the $15 million first-loss amount that ICE NGX is responsible for under the default insurance policy. ICE NGX has also set aside $30 million of its own capital that could be used for liquidity purposes in the event of a Contracting Party default.
Clearing House Exposure
Each ICE Clearing House bears financial counterparty credit risk and provides a central counterparty guarantee, or performance guarantee, to its Members. In its guarantor role, each ICE Clearing House has equal and offsetting claims to and from Members on opposite sides of each contract, standing as an intermediary on every contract cleared. To reduce their exposure, the ICE Clearing Houses have a risk management program with both initial and ongoing membership standards. The ICE Clearing Houses mark all outstanding contracts to market and, with the exception of ICE NGX, pay and collect variation margin at least once daily.
Excluding the effects of original and variation margin, guaranty fund and collateral requirements and default insurance, the ICE Clearing Houses’ maximum estimated exposure for this guarantee would be the intra-day or full day change in fair value if all Members who have open positions with unrealized losses simultaneously defaulted, which is an extremely unlikely scenario. The levels of original margin are calibrated such that a portfolio the ICE Clearing House may be required to liquidate post Member default can be closed or auctioned without recourse to resources other than those deposited by the defaulting Member, assuming an appropriate risk confidence level and liquidation period. In addition to the base margin model, each ICE Clearing House, depending on its products, employs a number of margin add-ons related to position concentration, clearing member capital, volatility, spread responses, recovery rate sensitivity, jump-to-default, and wrong-way risk.
We also performed calculations to determine the fair value of our counterparty performance guarantee taking into consideration factors such as daily settlement of contracts, margining and collateral requirements, other elements of our risk management program, historical evidence of default payments, and estimated probability of potential default payouts by the ICE Clearing Houses. Based on these analyses, the estimated counterparty performance guarantee liability was determined to be nominal, and no liability was recorded as of December 31, 2024 or 2023. The ICE Clearing Houses have never experienced an incident of a clearing member default which has required the use of the guaranty funds of non-defaulting clearing members or the assets of the ICE Clearing Houses.
15.    Leases
We have lease agreements for office space and data center facilities. All of our leases are classified as operating leases, and we do not have any significant leases classified as finance leases.
As of December 31, 2024, the weighted-average remaining lease term was 9.4 years and the weighted average discount rate was 5.9%. As of December 31, 2023, the weighted-average remaining lease term was 6.7 years and the weighted average discount rate was 5.1%.
We recognized $62 million, $58 million and $52 million of rent expense for office space as rent and occupancy expense in 2024, 2023, and 2022, respectively, and $27 million, $32 million and $26 million for data center facilities as technology and communication expense in 2024, 2023, and 2022, respectively, within our consolidated income statements. We do not have any significant variable lease costs.
Our lease assets are included within property, plant and equipment and our lease liabilities are included in current and noncurrent liabilities within our consolidated balance sheets. Details of our lease asset and liability balances are as follows (in millions):

	As of December 31, 2024	As of December 31, 2023	As of January 1, 2023
Right-of-use lease assets	$295	$305	$278

Current operating lease liability	37	60	65
Non-current operating lease liability	335	299	254
Total operating lease liability	$372	$359	$319

As of December 31, 2024, we estimate that our operating lease liability will be recognized in the following years (in millions):

2025	$56
2026	62
2027	70
2028	45
2029	29
Thereafter	247
Lease liability amounts repayable	$509
Interest costs	(137)
Total operating lease liability	$372
Supplemental cash flow information and non-cash activity related to our operating leases are as follows:

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liability	$90	$85
Right-of-use assets obtained in exchange for operating lease obligations	$88	$115
16.    Commitments and Contingencies
Legal Proceedings
In the ordinary course of our business, from time to time we are subject to legal proceedings, lawsuits, government investigations and other claims with respect to a variety of matters. In addition, we are subject to periodic reviews, inspections, examinations and investigations by regulators in the U.S. and other jurisdictions, any of which may result in claims, legal proceedings, assessments, fines, penalties, restrictions on our business or other sanctions. We record estimated expenses and reserves for legal or regulatory matters or other claims when these matters present loss contingencies that are probable and the related amount is reasonably estimable, and gain contingencies when they become certain. Any such accruals may be adjusted as circumstances change. Assessments of losses are inherently subjective and involve unpredictable factors. While the outcome of legal and regulatory matters is inherently difficult to predict and/or the range of loss often cannot be reasonably estimable, we do not believe that the liabilities, if any, which may ultimately result from the resolution of the various legal and regulatory matters that arise in the ordinary course of our business, including the matter described below, are likely to have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to these legal and regulatory matters.
PennyMac Arbitration
In 2019, Black Knight Servicing Technologies, LLC, or BKST, an indirect, wholly-owned subsidiary of Black Knight, filed a Complaint and Demand for Jury Trial, or the Black Knight Complaint, against PennyMac Loan Services, LLC, or PennyMac, in Florida state court. The Black Knight Complaint included causes of action for breach of contract and misappropriation of MSP® System trade secrets by PennyMac for it to develop a mortgage servicing system (known as SSE) intended to replace the MSP® System. The Black Knight Complaint sought damages for breach of contract and misappropriation of trade secrets, injunctive relief under the Florida Uniform Trade Secrets Act and a declaratory judgment that BKST owns all intellectual property and software developed by or on behalf of PennyMac as a result of its wrongful use of and access to the MSP® System and related trade secret and confidential information. PennyMac filed a motion to compel arbitration of the action, and the trial court granted the motion in 2020. The trial court’s order compelling arbitration was confirmed on appeal.
Shortly after the filing of the Black Knight Complaint, PennyMac filed an Antitrust Complaint, or the PennyMac Complaint, against Black Knight in the United States District Court for the Central District of California. The PennyMac Complaint included causes of action for alleged monopolization and attempted monopolization under Section 2 of the Sherman Antitrust Act, violation of California’s Cartwright Act, violation of California’s Unfair Competition Law and common law unfair competition under California law. The PennyMac Complaint sought equitable remedies, damages and other monetary relief, including treble and punitive damages. Generally, PennyMac alleged that Black Knight relied on various anticompetitive, unfair and discriminatory practices to maintain and to enhance its dominance in the mortgage servicing platform market and in an attempt to monopolize the platform software applications market. Black Knight moved to dismiss the PennyMac Complaint or have the action transferred to Florida based upon a forum selection clause in the agreement with BKST. In 2020, the judge granted Black Knight's motion to transfer the case to Florida and denied as moot the motion to dismiss, and PennyMac filed a notice of dismissal of this action without prejudice and indicated that it intended to bring the claims raised in the dismissed PennyMac Complaint as defenses, third-party claims and/or counterclaims in arbitration. Following PennyMac’s submission of this matter in 2020 to the American Arbitration Association, PennyMac filed an amended arbitration demand and Black Knight filed an answering statement. A multi-week arbitration hearing was held on Black Knight’s and PennyMac’s respective claims, and the hearing concluded in June 2023.
On November 29, 2023, the arbitrator issued an Interim Award that, among other things, found that PennyMac, in developing its SSE software, engaged in the unauthorized use of Black Knight’s confidential information; granted Black Knight’s breach of contract claim on this basis; and awarded Black Knight $155 million in damages (reduced to $150 million by a subsequent order dated January 3, 2024 clarifying the period through which damages applied). The Interim Award denied Black Knight’s claim for misappropriation of trade secrets and granted or denied (or denied as moot) various of the parties’ respective other claims. On January 12, 2024, the arbitrator entered a Final Award stating that an additional $7 million was owed to Black Knight for prejudgment interest for a total award of $157 million. On February 14, 2024, PennyMac paid Black Knight $160 million in satisfaction of the final award (inclusive of applicable interest). In the same arbitration, PennyMac also brought claims under the Sherman and Clayton Acts, seeking $65 million in damages, subject to trebling. The arbitrator awarded PennyMac zero dollars in damages on its claims. The arbitrator also found unenforceable a legacy provision in Black Knight contracts preventing clients from servicing loans on multiple systems simultaneously. Black Knight never enforced that provision against any customer and has alerted current customers that this provision will not be enforced.
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
We did not make any contributions to our pension plan during 2024, 2023 or 2022. The plan’s target allocation is 5% equity securities and 95% fixed income securities. The fixed income allocation includes corporate bonds of companies from diversified industries and U.S. government bonds. Our long-term objective is to keep the plan at or near full funding, while minimizing the risk inherent in pension plans. As a result, we don't anticipate that there will be a strong need for contributions in future years, and the pension plan will not be required to pay the Pension Benefit Guaranty Corporation variable rate premiums. We do not expect to make contributions to the pension plan in 2025. We will continue to monitor the plan’s funded status, and we will consider modifying the plan’s investment policy based on the actuarial and funding characteristics of the retirement plan, the demographic profile of plan participants, and our business objectives.
The fair values of our plan assets as of December 31, 2024, by asset category, are as follows (in millions):

	Fair Value Measurements
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$8	$—	$—	$8
Equity securities:
U.S. large-cap	—	20	—	20
U.S. small-cap	—	5	—	5
International	—	10	—	10
Fixed income securities	153	507	6	666
Total	$161	$542	$6	$709

The above table includes a total of $56 million of net unsettled securities purchases as of December 31, 2024. These trades settled in January 2025.
The fair values of our plan assets as of December 31, 2023, by asset category, are as follows (in millions):

	Fair Value Measurements
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$8	$—	$—	$8
Equity securities:
U.S. large-cap	—	18	—	18
U.S. small-cap	—	6	—	6
International	—	11	—	11
Fixed income securities	154	542	5	701
Total	$162	$577	$5	$744
The above table includes a total of $50 million of net unsettled securities purchases as of December 31, 2023. These trades settled in January 2024.
The measurement dates for the pension plan are December 31, 2024 and 2023. The following table provides a summary of the changes in the pension plan’s benefit obligations and the fair value of assets measured using the valuation techniques described in Note 18, as of December 31, 2024 and 2023 and a statement of funded status of the pension plan as of December 31, 2024 and 2023 (in millions):

	As of December 31,
	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$644	$647
Interest cost	29	30
Actuarial (gain)/loss	(28)	14
Benefits paid	(47)	(47)
Benefit obligation at year end	$598	$644
Change in plan assets:
Fair value of plan assets at beginning of year	$694	$687
Actual return on plan assets	6	54
Benefits paid	(47)	(47)
Fair value of plan assets at end of year	$653	$694
Funded status	$55	$50
Accumulated benefit obligation	$598	$644
Amounts recognized in the accompanying consolidated balance sheets:
Other non-current assets	$55	$50
The following shows the components of the pension plan expense for 2024, 2023 and 2022 (in millions):

	Year Ended December 31,
	2024	2023	2022
Interest cost	$29	$30	$17
Estimated return on plan assets	(33)	(35)	(21)
Amortization of loss	—	—	2
Aggregate pension (benefit)/expense	$(4)	$(5)	$(2)
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

The following shows the projected payments for the pension plan based on actuarial assumptions (in millions):

2025	$52
2026	51
2027	51
2028	50
2029	50
Next 5 years	229
Supplemental Executive Retirement Plan
We have a U.S. nonqualified supplemental executive retirement plan, or SERP, which provides supplemental retirement benefits for certain employees. The future benefit accrual of the SERP plan is frozen. To provide for the future payments of these benefits, we have purchased insurance on the lives of certain of the participants through company-owned policies. As of both December 31, 2024 and 2023, the cash surrender value of such policies was $60 million and is included in other non-current assets in the accompanying consolidated balance sheets. We also acquired a SERP through both the ICE NGX and Chicago Stock Exchange acquisitions. The following table provides a summary of the changes in the SERP benefit obligations (in millions):

	As of December 31,
	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$23	$26
Interest cost	1	1
Benefits paid	(3)	(4)
Benefit obligation at year end	$21	$23
Funded status	$(21)	$(23)
Amounts recognized in the accompanying consolidated balance sheets:
Other current liabilities	$(3)	$(4)
Accrued employee benefits	(18)	(19)
SERP plan expense in the accompanying consolidated statements of income was $1 million each year in 2024, 2023 and 2022 and primarily consisted of interest cost. The following table shows the projected payments for the SERP plan based on the actuarial assumptions (in millions):

Projected SERP Plan Payments
2025	$3
2026	3
2027	3
2028	2
2029	2
Next 5 years	8
Pension and SERP Plans Assumptions
The weighted-average assumptions used to develop the actuarial present value of the projected benefit obligation and net periodic pension/SERP costs in 2024, 2023 and 2022 are set forth below:

Year Ended December 31,
	2024	2023	2022
Weighted-average discount rate for determining benefit obligations (pension/SERP plans)	5.4% / 5.2%	4.7% / 4.6%	4.9% / 4.8%
Weighted-average discount rate for determining interest costs (pension/SERP plans)	4.6% / 4.6%	4.8% / 4.7%	2.1% / 1.6%
Expected long-term rate of return on plan assets (pension/SERP plans)	4.3% / N/A	4.4% / N/A	2.5% / N/A
Rate of compensation increase	N/A	N/A	N/A
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
Post-retirement Benefit Plans
Our defined benefit plans provide certain health care and life insurance benefits for certain eligible retired NYSE U.S. employees. These post-retirement benefit plans, which may be modified in accordance with their terms, are fully frozen. The net periodic post-retirement benefit costs were $5 million, $3 million and $3 million in 2024, 2023 and 2022, respectively. The defined benefit plans are unfunded, and we currently do not expect to fund the post-retirement benefit plans. The weighted-average discount rate for determining the benefit obligation as of December 31, 2024 and 2023 was 5.3% and 4.7%, respectively. The weighted-average discount rate for determining the interest cost as of December 31, 2024 and 2023 was 4.6% and 4.8%, respectively. The following table provides a summary of the changes in the benefit obligation (in millions):

	As of December 31,
Change in benefit obligation:	2024	2023
Benefit obligation at beginning of year	$129	$116
Interest cost	5	5
Actuarial (gain)/loss	(7)	19
Employee contributions	2	2
Benefits paid	(13)	(13)
Benefit obligation at the end of year	$116	$129
Funded status	$(116)	$(129)
Amounts recognized in the accompanying consolidated balance sheets:
Other current liabilities	$(9)	$(9)
Accrued employee benefits	$(107)	$(120)
The following table shows the payments projected for our post-retirement benefit plans (net of expected Medicare subsidy receipts of $8 million in aggregate over the next ten fiscal years) based on actuarial assumptions (in millions):

Projected Post-Retirement Benefit by Year:	Projected Payment
2025	$9
2026	10
2027	10
2028	10
2029	10
Next 5 years	48
For measurement purposes, we assumed a 7.7% annual rate of increase in the per capita cost of covered health care benefits in 2024 which will decrease on a graduated basis to 3.9% in the year 2048 and thereafter.
Accumulated Other Comprehensive Loss
The accumulated other comprehensive loss, after tax, as of December 31, 2024, consisted of the following amounts that have not yet been recognized in net periodic benefit cost (in millions):

	Pension Plans	SERP Plans	Post-retirement Benefit Plans	Total
Unrecognized net actuarial losses/(gains), after tax	$77	$3	$(18)	$62
Other Benefit Plans and Defined Contribution Plans
Our U.S. employees are eligible to participate in 401(k) and profit sharing plans and our non-U.S. employees are eligible to participate in defined contribution pension plans. Total contributions under the 401(k), profit sharing and defined contribution pension plans were $74 million, $69 million and $64 million in 2024, 2023 and 2022, respectively. No discretionary or profit sharing contributions were made during 2024, 2023 or 2022.

18.     Fair Value Measurements
Financial assets and liabilities recorded or disclosed at fair value in the accompanying consolidated balance sheets as of December 31, 2024 and 2023 were classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement.
Recurring Fair Value Measurements
Our mutual funds are equity and fixed income mutual funds held for the purpose of providing future payments for the supplemental executive savings plan and SERP. These mutual funds are classified as equity investments and measured at fair value using Level 1 inputs with adjustments recorded in net income (see Note 17).
Excluding our equity investments without a readily determinable fair value, all other financial instruments are determined to approximate carrying value due to the short period of time to their maturities. Our equity investment in D&B (Note 4) was measured at fair value on a recurring basis using Level 2 inputs including the directly observable D&B stock price, adjusted for a lack of marketability factor associated with the investment. We sold this investment in 2023 and no longer held it as of December 31, 2024.
As described in Note 3, we measured the Promissory Note obtained in connection with the Optimal Blue sale using Level 3 inputs as of December 31, 2023. The valuation technique used was a discounted cash flow model using key unobservable assumptions included an estimated prepayment rate of 2%, a discount rate of 30.8% and indicative price points from the ongoing Promissory Note sale process. In February 2024, the FTC approved the buyer of the Promissory Note, and we completed the sale of the Promissory Note and received the $75 million of proceeds thereafter. Subsequent to the sale and as of December 31, 2024, we did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis.
See Note 14 for the fair value considerations related to our margin deposits, guaranty funds and delivery contracts receivable.
Non-Recurring Fair Value Measurements
We measure certain assets, such as intangible assets and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. During 2024, we recorded a $3 million impairment of a developed technology intangible asset within the Exchanges segment. During 2023, we recorded a $7 million impairment on certain trademark intangible assets within the Mortgage Technology segment. During 2022, we determined that the value of our equity method investment in Bakkt was impaired using a Level 1 input, which was the publicly-traded closing stock price of Bakkt on December 30, 2022, the last trading day of 2022. As of December 31, 2024 and 2023, no other intangible assets or equity method investments were required to be recorded at fair value since no other impairments were recorded.
We measure certain equity investments at fair value on a non-recurring basis using our policy election under ASC 321, Investments - Equity Securities. During 2024, we recorded a net $1 million fair value loss consisting of a $3 million fair value loss from impairment separately offset by a $2 million fair value gain from identifying an observable price change in one of our investments. These were recorded within other income/(expense), net, in the consolidated statement of income. With the exception of the items noted above, no other adjustments were necessary. As of December 31, 2024, the carrying amount of our investments without readily determinable fair values was $104 million.
Financial Instruments Not Measured at Fair Value
The table below displays the fair value of our debt as of December 31, 2024 and December 31, 2023. The fair values of our fixed rate notes were estimated using Level 2 inputs including quoted market prices for these instruments. The fair value of our commercial paper was estimated using Level 2 inputs. The commercial paper includes a discount and fair value was determined to approximate the carrying value due to the short term to maturity.

	As of December 31, 2024		As of December 31, 2023
	(in millions)		(in millions)
	Carrying Amount	Fair value	Carrying Amount	Fair value
Debt:
Commercial Paper	$529	$529	$1,954	$1,954
2025 Term Loan due August 31, 2025	—	—	1,600	1,600
3.65% Senior Notes due May 23, 2025	1,249	1,245	1,246	1,227
3.75% Senior Notes due December 1, 2025	1,249	1,241	1,248	1,229
4.00% Senior Notes due September 15, 2027	1,492	1,478	1,489	1,474
3.10% Senior Notes due September 15, 2027	498	481	498	477
3.625% Senior Notes due September 1, 2028	937	960	920	915
3.75% Senior Notes due September 21, 2028	596	578	596	584
4.35% Senior Notes due June 15, 2029	1,243	1,224	1,241	1,246
2.10% Senior Notes due June 15, 2030	1,240	1,081	1,238	1,082
5.25% Senior Notes due June 15, 2031	743	758	—	—
1.85% Senior Notes due September 15, 2032	1,488	1,190	1,486	1,205
4.60% Senior Notes due March 15, 2033	1,490	1,441	1,489	1,499
2.65% Senior Notes due September 15, 2040	1,233	874	1,232	935
4.25% Senior Notes due September 21, 2048	1,233	1,011	1,232	1,125
3.00% Senior Notes due June 15, 2050	1,223	798	1,222	898
4.95% Senior Notes due June 15, 2052	1,467	1,343	1,466	1,503
3.00% Senior Notes due September 15, 2060	1,473	877	1,472	1,019
5.20% Senior Notes due June 15, 2062	985	911	984	1,026
Total debt	$20,368	$18,020	$22,613	$20,998
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
Our Chief Operating Decision Maker, or CODM, is Jeffrey Sprecher, our Chair and Chief Executive Officer. The CODM uses operating income/(loss) to assess performance and allocate resources for each segment including decisions on product pricing and new products, strategic mergers and acquisitions, marketing costs, capital expenditures, employee headcount and compensation. The CODM evaluates both budgeted and actual operating income/(loss) and the related growth when assessing performance and making decisions about allocating resources as described above. The accounting policies of the reportable segments are the same as those described in Note 2.
The information and amounts presented in the tables below align with the segment-level information regularly provided to the CODM. While revenues are recorded specifically in the segment in which they are earned or to which they relate, a significant portion of our operating expenses are not solely related to a specific segment because the expenses serve functions that are necessary for the operation of more than one segment. We directly allocate expenses when reasonably possible to do so. Otherwise, we use a pro-rata revenue approach as the allocation method for the expenses that do not relate solely to one segment and serve functions that are necessary for the operation of all segments. The significant expense categories are other operating expenses, acquisition-related transaction and integration costs and depreciation and amortization. Other operating expenses include the aggregation of compensation and benefits, professional services, technology and communication, rent and occupancy and selling, general and administrative expenses.
Our chief operating decision maker does not review total assets or statements of income below operating income by segments; therefore, such information is not presented below. Our three segments do not engage in intersegment transactions.

Financial data for our business segments is as follows for 2024, 2023 and 2022 (in millions):

	Year Ended December 31, 2024
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$1,876	$—	$—	$1,876
Agricultural and metals futures and options	257	—	—	257
Financial futures and options	559	—	—	559
Cash equities and equity options	2,913	—	—	2,913
OTC and other	400	—	—	400
Data and connectivity services	947	—	—	947
Listings	489	—	—	489
Fixed income execution	—	117	—	117
CDS clearing	—	343	—	343
Fixed income data and analytics	—	1,177	—	1,177
Other data and network services	—	661	—	661
Origination technology	—	—	713	713
Closing solutions	—	—	202	202
Servicing software	—	—	848	848
Data and analytics	—	—	259	259
Revenues	7,441	2,298	2,022	11,761
Transaction-based expenses	2,482	—	—	2,482
Revenues, less transaction-based expenses	4,959	2,298	2,022	9,279
Other operating expenses	1,063	1,129	1,137	3,329
Depreciation and amortization	260	326	951	1,537
Acquisition-related transaction and integration costs	—	—	104	104
Operating expenses	1,323	1,455	2,192	4,970
Operating income/(loss)	$3,636	$843	$(170)	$4,309
Total other income/(expense), net				(681)
Income before income tax expense				$3,628

	Year Ended December 31, 2023
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$1,498	$—	$—	$1,498
Agricultural and metals futures and options	271	—	—	271
Financial futures and options	460	—	—	460
Cash equities and equity options	2,298	—	—	2,298
OTC and other	398	—	—	398
Data and connectivity services	933	—	—	933
Listings	497	—	—	497
Fixed income execution	—	124	—	124
CDS clearing	—	360	—	360
Fixed income data and analytics	—	1,118	—	1,118
Other data and network services	—	629	—	629
Origination technology	—	—	694	694
Closing solutions	—	—	179	179
Servicing software	—	—	288	288
Data and analytics	—	—	156	156
Revenues	6,355	2,231	1,317	9,903
Transaction-based expenses	1,915	—	—	1,915
Revenues, less transaction-based expenses	4,440	2,231	1,317	7,988
Other operating expenses	1,033	1,079	698	2,810
Depreciation and amortization	248	341	626	1,215
Acquisition-related transaction and integration costs	—	—	269	269
Operating expenses	1,281	1,420	1,593	4,294
Operating income/(loss)	$3,159	$811	$(276)	$3,694
Total other income/(expense), net				(800)
Income before income tax expense				$2,894

	Year Ended December 31, 2022
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$1,162	$—	$—	$1,162
Agricultural and metals futures and options	235	—	—	235
Financial futures and options	475	—	—	475
Cash equities and equity options	2,722	—	—	2,722
OTC and other	429	—	—	429
Data and connectivity services	877	—	—	877
Listings	515	—	—	515
Fixed income execution	—	101	—	101
CDS clearing	—	305	—	305
Fixed income data and analytics	—	1,098	—	1,098
Other data and network services	—	588	—	588
Origination technology	—	—	798	798
Closing solutions	—	—	239	239
Servicing software	—	—	—	—
Data and analytics	—	—	92	92
Revenues	6,415	2,092	1,129	9,636
Transaction-based expenses	2,344	—	—	2,344
Revenues, less transaction-based expenses	4,071	2,092	1,129	7,292
Other operating expenses	968	1,023	539	2,530
Depreciation and amortization	240	349	442	1,031
Acquisition-related transaction and integration costs	1	1	91	93
Operating expenses	1,209	1,373	1,072	3,654
Operating income	$2,862	$719	$57	$3,638
Total other income/(expense), net				(1,830)
Income before income tax expense				$1,808
No customer accounted for more than 10% of our consolidated revenues, less transaction-based expenses during 2024, 2023, or 2022.
Geographical Information
The following represents our revenues, less transaction-based expenses, net assets and net property and equipment based on the geographic location (in millions):

	United States	Foreign Countries	Total
Revenues, less transaction-based expenses:
Year ended December 31, 2024	$6,038	$3,241	$9,279
Year ended December 31, 2023	$5,246	$2,742	$7,988
Year ended December 31, 2022	$4,867	$2,425	$7,292
Net assets:
As of December 31, 2024	$20,235	$7,485	$27,720
As of December 31, 2023	$18,327	$7,459	$25,786
Property and equipment, net:
As of December 31, 2024	$1,865	$288	$2,153
As of December 31, 2023	$1,688	$235	$1,923
The foreign countries category above primarily relates to the U.K. and to a lesser extent, EU, India, Israel, Canada and Singapore.

20.     Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations in 2024, 2023 and 2022 (in millions, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Basic:
Net income attributable to Intercontinental Exchange, Inc.	$2,754	$2,368	$1,446
Weighted average common shares outstanding	573	564	559
Basic earnings per common share	$4.80	$4.20	$2.59
Diluted:
Weighted average common shares outstanding	573	564	559
Effect of dilutive securities - stock options and restricted stock	3	1	2
Diluted weighted average common shares outstanding	576	565	561
Diluted earnings per common share	$4.78	$4.19	$2.58
Basic earnings per common share is calculated using the weighted average common shares outstanding during the periods. Changes in the weighted average common shares outstanding between years was primarily due to stock repurchases in 2022 and the Black Knight acquisition in 2023.
Common equivalent shares from stock options and restricted stock awards, calculated using the treasury stock method, are included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. During 2024, 2023 and 2022 outstanding stock options of 188,000, 791,000 and 531,000, respectively, were not included in the computation of diluted earnings per common share because to do so would have had an antidilutive effect. As of December 31, 2024 and 2023, there were 5,000 and 4,000, respectively, restricted stock units that were vested but have not been issued that are included in the computation of diluted earnings per share. Certain figures in the table above may not recalculate due to rounding.
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
(b) Management’s Annual Report on Internal Control over Financial Reporting and the Attestation Report of the Independent Registered Public Accounting Firm. Management is responsible for establishing and maintaining adequate control over financial reporting and has evaluated the effectiveness of the system of internal control using the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework. Management’s report on its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 and the attestation report of Ernst & Young LLP on our internal control over financial reporting are set forth in Part II, Item 8 of this Annual Report.
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
ITEM 9 (B).    OTHER INFORMATION
The following officers and directors adopted plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act:
(a) On November 20, 2024, Andrew J. Surdykowski, our General Counsel, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) January 31, 2026 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 11,080 shares plus an undetermined number of shares to be sold resulting from the vesting of performance-based restricted stock units less the amount of shares that will be withheld to satisfy the payment of Mr. Surdykowski's tax withholding obligations.
(b) On November 22, 2024, Douglas A. Foley, our SVP, Human Resources & Administration, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) December 17, 2025 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 6,400 shares.
(c) On November 29, 2024, A. Warren Gardiner, our Chief Financial Officer, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) December 31, 2025 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is an undetermined number of shares to be sold resulting from the vesting of performance-based restricted stock units less the amount of shares that will be withheld to satisfy the payment of Mr. Gardiner's tax withholding obligations.
(d) On December 4, 2024, Stuart G. Williams, our Chief Operating Officer, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) December 31, 2025 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is an undetermined number of shares to be sold resulting from the vesting of performance-based restricted stock units less the amount of shares that will be withheld to satisfy the payment of Mr. Williams' tax withholding obligations.
(e) On December 5, 2024, James W. Namkung, our Chief Accounting Officer, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) February 28, 2026 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 3,108 shares plus an undetermined number of shares to be sold resulting from the vesting of performance-based restricted stock units less the amount of shares that will be withheld to satisfy the payment of Mr. Namkung's tax withholding obligations.
(f) On December 6, 2024, Judith A. Sprieser, one of our directors, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) December 31, 2025 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 6,654 shares.
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
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our Board of Directors set forth under the caption “Proposal 1 — Election of Directors — Nominees for Election as Directors at the 2025 Annual Meeting” in our Proxy Statement for our 2025 Annual Meeting of Stockholders, or the 2025 Proxy Statement, is incorporated herein by reference. Information relating to our executive officers is, pursuant to General Instruction G(3) of Form 10-K, set forth below under the caption “Executive Officers.” Information regarding compliance by our directors and executive officers and owners of more than ten percent of our Common Stock with the reporting requirements of Section 16(a) of the Exchange Act (Item 405 of Regulation S-K), set forth under the caption “Delinquent Section 16(a) Reports” in the 2025 Proxy Statement is incorporated herein by reference. Information relating to our financial expert serving on our Audit Committee (Item 407(d)(5) of Regulation S-K), our Nominating and Corporate Governance Committee (Item 407(c)(3) of Regulation S-K), and our Audit Committee (Item 407(d)(4) of Regulation S-K) is set forth under the caption “Meetings and Committees of the Board of Directors” in our 2025 Proxy Statement and is incorporated herein by reference.
Executive Officers

Name	Age	Title
Jeffrey C. Sprecher	69	Chair and Chief Executive Officer
A. Warren Gardiner	44	Chief Financial Officer
Christopher S. Edmonds	55	President, Fixed Income & Data Services
Douglas A. Foley	53	SVP, Human Resources & Administration
Benjamin R. Jackson	52	President
Mayur V. Kapani	56	Chief Technology Officer
Elizabeth K. King	57	Global Head of Clearing & Chief Regulatory Officer
Lynn C. Martin	48	President, NYSE Group and Chair, ICE Fixed Income & Data Services
Andrew J. Surdykowski	54	General Counsel
Stuart G. Williams	48	Chief Operating Officer
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

A. Warren Gardiner. Mr. Gardiner has served as Chief Financial Officer since May 2021. He is responsible for all aspects of ICE’s finance and accounting functions, treasury, tax, audit and controls and investor relations. Additionally, Mr. Gardiner coordinates the Company’s marketing and public relations endeavors. Mr. Gardiner served as VP, Investor Relations from July 2017 to May 2021. Prior to joining ICE, Mr. Gardiner served in various positions at Evercore ISI, including Director, Equity Research from February 2016 through May 2017 and Vice President, Equity Research from April 2013 through February 2016. Prior to that, he was an equity research analyst at Barclays. Mr. Gardiner is a CFA Charterholder and holds a Bachelor of Arts degree in Managerial Economics from Union College.
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
Stuart G. Williams. Mr. Williams has served as Chief Operating Officer since July 2022. He is responsible for the day-to-day operations and support of the global infrastructure, data centers, networks and corporate IT systems that support ICE and its subsidiaries. In addition, he is responsible for the customer service teams and oversees all disaster recovery and business continuity planning and operations. He also serves on the Commodity Futures Trading Commission Global Markets Advisory Committee. Previously, Mr. Williams held several leadership roles at ICE Futures Europe, the London-based global futures and options exchange, including President from October 2017 to July 2022, Chief Operating Officer from July 2016 to September 2017 and Director of Corporate Development from January 2013 to June 2016. Prior to joining ICE in 2013, he spent ten years consulting with Protiviti and Accenture, working on a broad range of initiatives with exchanges, clearing houses and other financial sector clients. Mr. Williams earned a Bachelor of Engineering degree from the University of Pretoria.
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
Insider Trading Policy
We have adopted the Intercontinental Exchange, Inc. Global Personal Trading Policy, which governs, among other things, the purchase, sale and/or other disposition of our securities by our directors, officers and employees, as well as by the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and New York Stock Exchange listing standards. A copy of the Intercontinental Exchange, Inc. Global Personal Trading Policy is filed as Exhibit 19.1 to this Annual Report.
ITEM 11.    EXECUTIVE COMPENSATION
Information relating to executive compensation set forth under the captions “Compensation Discussion & Analysis,” “2023 Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Non-Employee Director Compensation,” and “Compensation Committee Report” in our 2025 Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding ownership of our common stock by certain persons as set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2025 Proxy Statement is incorporated herein by reference. In addition, information in tabular form relating to securities authorized for issuance under our equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in this Annual Report and “Share-Based Compensation” and “Pension and Other Benefit Programs” as described in Notes 11 and 17 to our consolidated financial statements in this Annual Report.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and transactions between our company and certain of our affiliates as set forth under the caption “Certain Relationships and Related Transactions” in our 2025 Proxy Statement is incorporated herein by reference. In addition, information regarding our directors’ independence (Item 407(a) of Regulation S-K) as set forth under the caption “Item 1 — Election of Directors — Nominees for Election as Directors at the 2025 Annual Meeting” in our 2025 Proxy Statement is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accountant fees and services of our independent registered public accounting firm, Ernst & Young LLP, is set forth under the caption “Information About Our Independent Registered Public Accounting Firm Fees and Services” in our 2025 Proxy Statement and is incorporated herein by reference.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    Documents Filed as Part of this Report.
    (1)    Financial Statements
Our consolidated financial statements and the related reports of management and our independent registered public accounting firm which are required to be filed as part of this Report are included in this Annual Report on Form 10-K. These consolidated financial statements are as follows:
•Consolidated Balance Sheets as of December 31, 2024 and 2023.
•Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022.
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022.
•Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest for the years ended December 31, 2024, 2023 and 2022.
•Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022.
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

4.26	—
First Supplemental Indenture, dated February 28, 2024, among Black Knight InfoServ, LLC, the guarantors party thereto and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on March 1, 2024, File No. 001-36198).

4.27	—
Fifth Supplemental Indenture, dated as of May 13, 2024, between Intercontinental Exchange, Inc., as issuer, and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on May 13, 2024, File No. 001-36198).

4.28	—
Form of 5.250% Senior Notes due 2031 (included as an exhibit to the Fifth Supplemental Indenture dated as of May 13, 2024) (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on May 13, 2024, File No. 001-36198).

4.29	—
Sixth Supplemental Indenture, dated as of June 5, 2024, between Intercontinental Exchange, Inc. and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on June 5, 2024, File No. 001-36198).

4.30	—
Form of 3.625% Senior Notes due 2028 (included as an exhibit to the Sixth Supplemental Indenture dated as of June 5, 2024) (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on June 5, 2024, File No. 001-36198).

4.31	—
Registration Rights Agreement, dated as of June 5, 2024, between Intercontinental Exchange, Inc. and Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as dealer managers (incorporated by reference to Exhibit 4.4 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on June 5, 2024, File No. 001-36198).

4.32	—
Description of ICE’s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.26 to Intercontinental Exchange, Inc.'s Annual Report on Form 10-K filed with the SEC on February 8, 2024, File No. 001-36198).

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

10.16	—
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

10.17*	—
Form of 2024 Performance-Based Restricted Stock Unit Award Agreement (EBITDA) used with respect to grants of performance-based restricted stock units by the Company under the Intercontinental Exchange, Inc. 2022 Omnibus Employee Incentive Plan.

10.18*	—
Form of 2024 Performance-Based Restricted Stock Unit Award Agreement (3-YEAR EBITDA) used with respect to grants of performance-based restricted stock units by the Company under the Intercontinental Exchange, Inc. 2022 Omnibus Employee Incentive Plan.

10.19*	—	Form of Restricted Stock Award Agreement used with respect to grants of restricted stock units by the Company under the Intercontinental Exchange, Inc. 2022 Omnibus Employee Incentive Plan.
10.20	—
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

10.25	—
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

10.40	—
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

10.41	—
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

10.42	—
The Thirteenth Amendment, dated as of May 31, 2024, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015, the Fourth Amendment to Credit Agreement, dated as of August 18, 2017, the Fifth Amendment to Credit Agreement, dated as of August 18, 2017, the Sixth Amendment to Credit Agreement, dated as of August 9, 2018, the Seventh Amendment to Credit Agreement, dated as of August 14, 2020, the Eighth Amendment to Credit Agreement, dated as of August 21, 2020, the Ninth Amendment to Credit Agreement, dated as of March 8, 2021, the Tenth Amendment to Credit Agreement, dated as of October 15, 2021, the Eleventh Amendment to Credit Agreement, dated as of May 11, 2022, and the Twelfth Amendment to Credit Agreement, dated as of May 25, 2022) (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on June 5, 2024), File No. 001-36198).

10.43	—
Term Loan Credit Agreement, dated as of May 25, 2022, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on June 1, 2022, File No. 001-36198).

19.1*	—	Intercontinental Exchange, Inc. Global Personal Trading Policy.
21.1*	—	Subsidiaries of Intercontinental Exchange, Inc.
23.1*	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	—	Power of Attorney (included with signature page hereto).
31.1*	—	Rule 13a -14(a)/15d -14(a) Certification of Chief Executive Officer.
31.2*	—	Rule 13a -14(a)/15d -14(a) Certification of Chief Financial Officer.
32.1**	—	Section 1350 Certification of Chief Executive Officer.
32.2**	—	Section 1350 Certification of Chief Financial Officer.
97	—
Intercontinental Exchange, Inc. Mandatory Clawback Policy (incorporated by reference to Exhibit 97 to Intercontinental Exchange, Inc.'s Annual Report on Form 10-K filed with the SEC on February 8, 2024, File No. 001-36198).

101	—
The following materials from Intercontinental Exchange, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest, (iv) the Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	—	The cover page from Intercontinental Exchange, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline XBRL.

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

Intercontinental Exchange, Inc. (Registrant)

Date: February 6, 2025	By:	/s/ Jeffrey C. Sprecher
Jeffrey C. Sprecher
Chair and Chief Executive Officer
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey C. Sprecher and A. Warren Gardiner, and each of them his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report in 2024 and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the date indicated.

Signatures	Title	Date

/s/ Jeffrey C. Sprecher	Chair and Chief Executive Officer (principal executive officer)	February 6, 2025
Jeffrey C. Sprecher

/s/ A. Warren Gardiner	Chief Financial Officer (principal financial officer)	February 6, 2025
A. Warren Gardiner

/s/ James W. Namkung	Chief Accounting Officer and Corporate Controller (principal accounting officer)	February 6, 2025
James W. Namkung

/s/ Sharon Y. Bowen	Director	February 6, 2025
Sharon Y. Bowen

/s/ Shantella E. Cooper	Director	February 6, 2025
Shantella E. Cooper

/s/ Duriya M. Farooqui	Director	February 6, 2025
Duriya M. Farooqui

/s/ Lord Hague of Richmond	Director	February 6, 2025
The Rt. Hon. the Lord Hague of Richmond

/s/ Mark F. Mulhern	Director	February 6, 2025
Mark F. Mulhern

/s/ Thomas E. Noonan	Director	February 6, 2025
Thomas E. Noonan

/s/ Caroline L. Silver	Director	February 6, 2025
Caroline L. Silver

/s/ Judith A. Sprieser	Director	February 6, 2025
Judith A. Sprieser

/s/ Martha A. Tirinnanzi	Director	February 6, 2025
Martha A. Tirinnanzi