Form 10-Q
period 2025-03-31
Intercontinental Exchange, Inc.
filed 2025-05-01
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☑
As of April 28, 2025, the number of shares of the registrant’s Common Stock outstanding was 573,626,271 shares.

INTERCONTINENTAL EXCHANGE, INC.
Form 10-Q
Quarterly Period Ended March 31, 2025

PART I. Financial Statements
Item 1.    Consolidated Financial Statements
Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except par value)

	As of	As of December 31, 2024
	March 31, 2025
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$783	$844
Short-term restricted cash and cash equivalents	1,235	1,142
Short-term restricted investments	617	594
Cash and cash equivalent margin deposits and guaranty funds	83,286	82,149
Invested deposits, delivery contracts receivable and unsettled variation margin	4,110	2,163
Customer accounts receivable, net of allowance for doubtful accounts of $22 and $21 at March 31, 2025 and December 31, 2024, respectively	1,878	1,490
Prepaid expenses and other current assets	735	713
Total current assets	92,644	89,095
Property and equipment, net	2,218	2,153
Other non-current assets:
Goodwill	30,617	30,595
Other intangible assets, net	16,067	16,306
Long-term restricted cash and cash equivalents	305	368
Long-term restricted investments	66	—
Other non-current assets	953	911
Total other non-current assets	48,008	48,180
Total assets	$142,870	$139,428
Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$1,056	$1,051
Section 31 fees payable	260	316
Accrued salaries and benefits	152	438
Deferred revenue	612	236
Short-term debt	2,932	3,027
Margin deposits and guaranty funds	83,286	82,149
Invested deposits, delivery contracts payable and unsettled variation margin	4,110	2,163
Other current liabilities	312	173
Total current liabilities	92,720	89,553
Non-current liabilities:
Non-current deferred tax liability, net	3,848	3,904
Long-term debt	17,349	17,341
Accrued employee benefits	167	170
Non-current operating lease liability	340	335
Other non-current liabilities	403	405
Total non-current liabilities	22,107	22,155
Total liabilities	114,827	111,708
Commitments and contingencies
Redeemable non-controlling interest in consolidated subsidiaries	22	22

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)
(In millions, except par value)

	As of	As of December 31, 2024
	March 31, 2025
	(Unaudited)
Equity:
Intercontinental Exchange, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.01 par value; 1,500 shares authorized; 653 and 651 issued at March 31, 2025 and December 31, 2024, respectively, and 574 shares outstanding at both March 31, 2025 and December 31, 2024	7	7
Treasury stock, at cost; 79 and 77 shares at March 31, 2025 and December 31, 2024, respectively	(6,721)	(6,385)
Additional paid-in capital	16,401	16,292
Retained earnings	18,590	18,071
Accumulated other comprehensive loss	(303)	(338)
Total Intercontinental Exchange, Inc. stockholders’ equity	27,974	27,647
Non-controlling interests in consolidated subsidiaries	47	51
Total equity	28,021	27,698
Total liabilities and equity	$142,870	$139,428

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Exchanges	$2,123	$1,734
Fixed income and data services	596	568
Mortgage technology	510	499
Total revenues	3,229	2,801
Transaction-based expenses:
Section 31 fees	262	67
Cash liquidity payments, routing and clearing	494	444
Total revenues, less transaction-based expenses	2,473	2,290
Operating expenses:
Compensation and benefits	481	462
Professional services	40	36
Acquisition-related transaction and integration costs	32	36
Technology and communication	213	205
Rent and occupancy	21	29
Selling, general and administrative	76	78
Depreciation and amortization	389	381
Total operating expenses	1,252	1,227
Operating income	1,221	1,063
Other income/(expense):
Interest income	33	30
Interest expense	(206)	(241)
Other income, net	19	112
Total other income/(expense), net	(154)	(99)
Income before income tax expense	1,067	964
Income tax expense	255	181
Net income	$812	$783
Net income attributable to non-controlling interests	(15)	(16)
Net income attributable to Intercontinental Exchange, Inc.	$797	$767
Earnings per share attributable to Intercontinental Exchange, Inc. common stockholders:
Basic	$1.39	$1.34
Diluted	$1.38	$1.33
Weighted average common shares outstanding:
Basic	574	573
Diluted	577	575

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$812	$783
Other comprehensive income/(loss):
Foreign currency translation adjustments	35	(18)
Change in equity method investment	—	7
Other comprehensive income/(loss)	35	(11)
Comprehensive income	$847	$772
Comprehensive income attributable to non-controlling interests	(15)	(16)
Comprehensive income attributable to Intercontinental Exchange, Inc.	$832	$756
See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interests in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Value	Shares	Value
Balance, as of December 31, 2024	651	$7	(77)	$(6,385)	$16,292	$18,071	$(338)	$51	$27,698	$22
Other comprehensive income	—	—	—	—	—	—	35	—	35	—
Stock-based compensation	—	—	—	—	66	—	—	—	66	—
Exercise of common stock options	—	—	—	—	13	—	—	—	13	—
Issuance of restricted stock	2	—	—	—	—	—	—	—	—	—
Shares withheld for taxes on employee equity awards	—	—	(1)	(95)	—	—	—	—	(95)	—
Issuance under the employee stock purchase plan	—	—	—	—	30	—	—	—	30	—
Repurchases of common stock	—	—	(1)	(241)	—	—	—	—	(241)	—
Contribution from equity partners	—	—	—	—	—	—	—	11	11	—
Distributions of profits	—	—	—	—	—	—	—	(30)	(30)	—
Dividends paid to stockholders	—	—	—	—	—	(278)	—	—	(278)	—
Net income attributable to non-controlling interests	—	—	—	—	—	(15)	—	15	—	—
Net income	—	—	—	—	—	812	—	—	812	—
Balance, as of March 31, 2025	653	$7	(79)	$(6,721)	$16,401	$18,590	$(303)	$47	$28,021	$22

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interest in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Value	Shares	Value
Balance, as of December 31, 2023	649	$6	(76)	$(6,304)	$15,953	$16,356	$(294)	$69	$25,786	$—
Other comprehensive loss	—	—	—	—	—	—	(11)	—	(11)	—
Stock-based compensation	—	—	—	—	63	—	—	—	63	—
Exercise of common stock options	—	—	—	—	6	—	—	—	6	—
Issuance of restricted stock	1	1	—	—	—	—	—	—	1	—
Shares withheld for taxes on employee equity awards	—	—	(1)	(71)	—	—	—	—	(71)	—
Issuance under the employee stock purchase plan	—	—	—	—	25	—	—	—	25	—
Distributions of profits	—	—	—	—	—	—	—	(35)	(35)	—
Dividends paid to stockholders	—	—	—	—	—	(258)	—	—	(258)	—
Net income attributable to non-controlling interest	—	—	—	—	—	(16)	—	16	—	—
Net income	—	—	—	—	—	783	—	—	783	—
Balance, as of March 31, 2024	650	$7	(77)	$(6,375)	$16,047	$16,865	$(305)	$50	$26,289	$—

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net income	$812	$783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	389	381
Stock-based compensation	57	57
Deferred taxes	(60)	(50)
Loss on investments	—	3
Net (income)/losses from unconsolidated investees	(29)	42
Other	14	14
Changes in assets and liabilities:
Customer accounts receivable	(387)	(285)
Other current and non-current assets	(38)	(76)
Section 31 fees payable	(56)	(13)
Deferred revenue	370	393
Other current and non-current liabilities	(106)	(240)
Total adjustments	154	226
Net cash provided by operating activities	966	1,009
Investing activities:
Capital expenditures	(85)	(58)
Capitalized software development costs	(104)	(87)
Purchases of invested margin deposits	(2,344)	(536)
Proceeds from sales of invested margin deposits	481	230
Cash paid for acquisitions, net of cash acquired	(11)	—
Proceeds from sale of Promissory Note	—	75
Purchases of restricted investments	(183)	(64)
Proceeds from sales of restricted investments	100	702
Other	(7)	(3)
Net cash provided by/(used in) investing activities	(2,153)	259
Financing activities:
Repayments of debt	—	(600)
Redemption of commercial paper, net	(96)	(38)
Repurchases of common stock	(241)	—
Dividends paid to stockholders	(278)	(258)
Change in cash and cash equivalent margin deposits and guaranty funds liability	2,999	(4,551)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(95)	(71)
Other	(6)	(4)
Net cash provided by/(used in) financing activities	2,283	(5,522)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	10	(5)
Net increase/(decrease) in cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	1,106	(4,259)
Cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at beginning of period	84,503	80,750
Cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at end of period	$85,609	$76,491

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Supplemental cash flow disclosure:
Cash paid for income taxes	$166	$142
Cash paid for interest	$194	$240

Reconciliation of the components of cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds to the consolidated balance sheets:	As of March 31, 2025	As of March 31, 2024
Cash and cash equivalents	$783	$863
Short-term restricted cash and cash equivalents	1,235	1,227
Long-term restricted cash and cash equivalents	305	278
Cash and cash equivalent margin deposits and guaranty funds	83,286	74,123
Total	$85,609	$76,491

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

2.    Summary of Significant Accounting Policies
Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Accordingly, the unaudited consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2024. The unaudited consolidated financial statements reflect all adjustments that are, in our opinion, necessary for a fair presentation of results for the interim periods presented. We believe that these adjustments are of a normal recurring nature.
Preparing financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying disclosures. Actual amounts could differ from those estimates. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
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
We have considered the impacts of macroeconomic conditions during the quarter, including interest rates, inflation rates, changes in tariffs and trade policies, geopolitical events and military conflicts, including repercussions from, and the impacts that, any of the foregoing may have on the global economy and on our business. As of March 31, 2025, our businesses and operations, including our exchanges, clearing houses, listings venues, data services businesses and mortgage platforms, have not suffered a material negative impact as a result of these events. There continues to be uncertainty surrounding the current macroeconomic environment and the impact that it may have on the global economy and on our business.

Recently Adopted Accounting Pronouncements
As disclosed in Note 2 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024, or the 2024 Form 10-K, we adopted Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures as of December 31, 2024. This ASU requires many of the updates made in our annual segment disclosures to also be made in interim periods. We applied the new interim period requirements in Note 14, including retrospective updates to the prior interim period presented.
During the three months ended March 31, 2025, there were no other significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in the 2024 Form 10-K.

3.    Investments
The carrying value of our investments consisted of the following (in millions):

	As of March 31, 2025	As of December 31, 2024
Equity securities:
Equity method investments	$377	$347
Equity investments without readily determinable fair values	106	104
Equity Method Investments
Our equity method investments include the Options Clearing Corporation, or OCC, and Bakkt Holdings, Inc. and Bakkt Opco Holdings, LLC, or collectively, Bakkt, among others. Our equity method investments are included in other non-current assets in our consolidated balance sheets. We initially record our equity method investments at cost. At the end of each reporting period, we record our share of net income or losses of our equity method investments as equity earnings included in other income, net, in our consolidated statements of income, and adjust the carrying value of our equity method investments accordingly. In addition, if and when our equity method investments issue cash dividends to us, we deduct the amount of these dividends from the carrying amount of that investment. We assess the carrying value periodically if impairment indicators are present.
We recognized $29 million of income and $42 million of losses as our share of estimated income/losses, net, from our equity method investments during the three months ended March 31, 2025 and 2024, respectively. The estimated income for the three months ended March 31, 2025 is primarily related to our share of net income of OCC. The estimated losses for the three months ended March 31, 2024 are primarily related to our investment in Bakkt, partially offset by our share of net income of OCC. Both periods include adjustments to reflect the difference between reported prior period actual results from our original estimates.
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
Bakkt
As of March 31, 2025 and December 31, 2024, we held an approximate 54% economic interest in Bakkt. As a result of limitations on ICE from the Bakkt voting agreement entered into in connection with Bakkt's merger with Victory Park Capital Impact Acquisition Holdings, or VIH, we hold a minority voting interest in Bakkt and treat it as an equity method investment.
As of March 31, 2025, we do not have any value assigned to the equity method investment carrying value for Bakkt primarily due to our continued recording of our share of losses. As Bakkt is a public company with a readily available market price, the fair value of our investment was $65 million as of March 31, 2025, which was based on the quoted market price of Bakkt Class A common stock as of March 31, 2025.
On August 12, 2024, we entered into a revolving credit agreement with Bakkt pursuant to which we agreed to provide Bakkt with a $40 million secured revolving line of credit that matures on December 31, 2026. The $40 million is available in defined commitment amounts for specified time periods in the future. As of March 31, 2025, the total commitment amount available to Bakkt was $20 million, of which $5 million had been drawn by Bakkt and remained outstanding at the end of the period.
As an equity method investee, Bakkt is a related party of ICE. The interest earned on the funded amount combined with the commitment fees charged to Bakkt were immaterial for the three months ended March 31, 2025.
Equity Investments Without Readily Determinable Fair Values
Our equity investments without readily determinable fair values are included in other non-current assets in our consolidated balance sheets. For these investments, we apply the measurement alternative in Accounting Standards Codification, or ASC, 321, Investments - Equity Securities, or ASC 321. Under the measurement alternative, these investments are recorded at cost minus any impairment, and adjusted to fair value if and when there is an observable price change in an orderly transaction for the identical or a similar investment of the same issuer, with any change in fair value recognized in net income. During the three months ended March 31, 2025, there were no material adjustments made to the carrying values of these investments.

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
Deferred revenue represents our contract liabilities related to our annual, original and other listings revenues, certain data services, clearing services, mortgage technology services and other revenues. See Note 5 for our discussion of deferred revenue balances, activity, and expected timing of recognition.
For all of our contracts with customers, except for listings and certain data, clearing and mortgage services, our performance obligations are short term in nature and there is no significant variable consideration. In addition, we have elected the practical expedient of excluding sales taxes from transaction prices.
Refer to Notes 2 and 5 to the consolidated financial statements included in Part II, Item 8 of our 2024 Form 10-K where we describe our revenue recognition accounting policies and our primary revenue contract classifications in detail.
Disaggregation of Revenues
The following tables depict the disaggregation of our revenues according to business line and segment (in millions). Amounts here have been aggregated as they follow consistent revenue recognition patterns, and are consistent with the segment information in Note 14:

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Three Months Ended March 31, 2025:
Total revenues (1)	$2,123	$596	$510	$3,229
Transaction-based expenses	756	—	—	756
Total revenues, less transaction-based expenses	$1,367	$596	$510	$2,473

Timing of Revenue Recognition
Services transferred at a point in time	$852	$114	$110	$1,076
Services transferred over time	515	482	400	1,397
Total revenues, less transaction-based expenses	$1,367	$596	$510	$2,473
(1) Included in total revenues is revenue related to net interest income earned on cash margin received from clearing members at certain ICE clearing houses. These amounts were $25 million and $26 million recorded in Exchanges and Fixed Income and Data Services segments, respectively.

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

The components of services transferred over time for each of our segments are as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Exchanges Segment:
Data services revenues	$246	$235
Services transferred over time related to risk management of open interest performance obligations	109	93
Services transferred over time related to listings	122	122
Services transferred over time related to regulatory fees, trading permits, and software licenses	38	31
Total	$515	$481

Fixed Income Data Services Segment:
Data services revenues	$471	$449
Services transferred over time related to risk management of open interest performance obligations in our CDS business	11	8
Total	$482	$457

Mortgage Technology Segment:
Recurring revenues	$397	$390
Other	3	3
Total	$400	$393

Total consolidated revenues transferred over time	$1,397	$1,331
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
As of March 31, 2025, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $3.5 billion and was primarily related to contracts with customers in our Mortgage Technology segment. We expect this amount to be recognized as revenue as follows: 30% by December 31, 2025, 81% by December 31, 2027, 96% by December 31, 2029 and the rest thereafter.
Contract Assets
A contract asset represents our expectation of receiving consideration in exchange for products or services that we have provided to our customers, where invoicing is contingent on our completion of other performance obligations or contractual milestones. Substantially all of our contract assets are related to contracts with customers in our Mortgage Technology segment. As of March 31, 2025 and December 31, 2024, the balance of our contract assets was $90 million and $87 million, respectively.

5.    Deferred Revenue
Our contract liabilities, or deferred revenue, represent consideration received that is yet to be recognized as revenue. Total deferred revenue was $703 million as of March 31, 2025, including $612 million in current deferred revenue and $91 million in other non-current liabilities in our consolidated balance sheets. The changes in our deferred revenue during the three months ended March 31, 2025 are as follows (in millions):

	Listings Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at January 1, 2025	$119	$130	$84	$333
Additions	461	139	38	638
Amortization	(122)	(100)	(46)	(268)
Deferred revenue balance at March 31, 2025	$458	$169	$76	$703
The changes in our deferred revenue during the three months ended March 31, 2024 are as follows (in millions):

	Listings Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at January 1, 2024	$108	$93	$106	$307
Additions	460	161	32	653
Amortization	(122)	(99)	(39)	(260)
Deferred revenue balance at March 31, 2024	$446	$155	$99	$700

Included in the amortization recognized during the three months ended March 31, 2025 is $88 million related to the deferred revenue balance as of January 1, 2025. Included in the amortization recognized for the three months ended March 31, 2024 is $84 million related to the deferred revenue balance as of January 1, 2024. As of March 31, 2025, the remaining deferred revenue balance will be recognized over the period of time we satisfy our performance obligations as described in Note 4.

6.    Goodwill and Other Intangible Assets
The following is a summary of the activity in our goodwill balance by segment for the three months ended March 31, 2025 (in millions):

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Goodwill balance at December 31, 2024	$8,136	$4,853	$17,606	$30,595
Acquisition	—	8	—	8
Foreign currency translation	13	1	—	14
Goodwill balance at March 31, 2025	$8,149	$4,862	$17,606	$30,617

The following is a summary of the activity in our other intangible assets balance for the three months ended March 31, 2025 (in millions):

Other intangible assets balance at December 31, 2024	$16,306
Acquisition	4
Foreign currency translation	10
Amortization of other intangible assets	(253)
Other intangible assets balance at March 31, 2025	$16,067

Foreign currency translation adjustments result from a portion of our goodwill and other intangible assets primarily being held at our U.K., EU and Canadian subsidiaries, whose functional currencies are not the U.S. dollar.

During the three months ended March 31, 2025, we considered potential indicators of impairment to goodwill and other intangible assets for each of our reporting units, which included continued global inflation concerns, changes in tariffs and trade policies and changing interest rates, including their effect on our forecasts, among other things. As such, we performed this assessment to determine whether it was more-likely-than-not that goodwill and indefinite lived intangibles within each of our reporting units were impaired. Additionally, we evaluated whether the carrying value of the finite-lived intangible assets may not be recoverable. After evaluating events, circumstances and factors which could affect the significant inputs used in our evaluation of cash flows and related fair value, we determined it was not more-likely-than-not that an impairment existed in our goodwill and indefinite lived intangible assets or that the carrying amount of our finite lived intangible assets was not recoverable. We plan to perform our annual impairment testing in the fourth quarter of 2025.

7.    Debt
The carrying value of our total debt, including short-term and long-term debt, consisted of the following (in millions):

	As of March 31, 2025	As of December 31, 2024
Short-term debt:
Commercial Paper	$433	$529
2025 Senior Notes (3.65%; unsecured due May 23, 2025)	1,250	1,249
2025 Senior Notes (3.75%; unsecured due December 1, 2025)	1,249	1,249
Total short-term debt	2,932	3,027
Long-term debt:
2027 Senior Notes (4.00%; unsecured due September 15, 2027)	1,493	1,492
2027 Senior Notes (3.10%; unsecured due September 15, 2027)	499	498
2028 Senior Notes (3.625%; unsecured due September 1, 2028)	941	937
2028 Senior Notes (3.75%; unsecured due September 21, 2028)	597	596
2029 Senior Notes (4.35%; unsecured due June 15, 2029)	1,243	1,243
2030 Senior Notes (2.10%; unsecured due June 15, 2030)	1,240	1,240
2031 Senior Notes (5.25%; unsecured due June 15, 2031)	744	743
2032 Senior Notes (1.85%; unsecured due September 15, 2032)	1,488	1,488
2033 Senior Notes (4.60%; unsecured due March 15, 2033)	1,490	1,490
2040 Senior Notes (2.65%; unsecured due September 15, 2040)	1,233	1,233
2048 Senior Notes (4.25%; unsecured due September 21, 2048)	1,233	1,233
2050 Senior Notes (3.00%; unsecured due June 15, 2050)	1,223	1,223
2052 Senior Notes (4.95%; unsecured due June 15, 2052)	1,467	1,467
2060 Senior Notes (3.00%; unsecured due September 15, 2060)	1,473	1,473
2062 Senior Notes (5.20%; unsecured due June 15, 2062)	985	985
Total long-term debt	17,349	17,341
Total debt	$20,281	$20,368
As of March 31, 2025, our senior notes of $19.8 billion had a weighted average maturity of 13 years and a weighted average cost of 3.7% per annum.
Credit Facilities
We have a $3.9 billion senior unsecured revolving credit facility, or the Credit Facility, with future capacity to increase our borrowings under the Credit Facility by an additional $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. On May 31, 2024, we agreed with the lenders to extend the maturity date of the Credit Facility from May 25, 2027, to May 31, 2029, among other items. No amounts were outstanding under the Credit Facility as of March 31, 2025.
As of March 31, 2025, of the $3.9 billion that was available for borrowing under the Credit Facility, $433 million was required to back-stop the notes outstanding under our Commercial Paper Program and $172 million was required to support certain broker-dealer and other subsidiary commitments. Amounts required to back-stop notes outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $3.3 billion is available for working capital and general corporate purposes including, but not limited to, acting as a back-stop to future amounts outstanding under the Commercial Paper Program.
Our India subsidiaries maintain $14 million of credit lines for their general corporate purposes. As of March 31, 2025, there were no amounts outstanding under these credit lines.
Commercial Paper Program
Our Commercial Paper Program is currently backed by the borrowing capacity available under the Credit Facility, as described above. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense. During the three months ended March 31, 2025, we had net repayments of $96 million under the Commercial Paper Program.
Commercial paper notes of $433 million with original maturities ranging from 1 to 20 days were outstanding as of March 31, 2025, with a weighted average interest rate of 4.6% per annum, and a weighted average remaining maturity of 12 days.

8.    Share-Based Compensation
We currently have employee and non-employee director incentive plans under which we have the ability to grant restricted stock units, or RSUs, and stock options, among other types of awards. These awards have various service, performance, and/or market conditions and are used as an incentive to attract and retain qualified employees and to align our and our stockholders' interests by linking actual performance to both short and long-term stockholder return. Stock options and RSUs are granted at the discretion of the Compensation Committee of our Board of Directors, or Board, based on the estimated fair value on the date of grant. The fair value of the stock options and RSUs on the date of grant is recognized as expense over the vesting period, net of estimated forfeitures. We also have an employee stock purchase plan, or ESPP, available to our employees.
The non-cash compensation expenses recognized in our consolidated statements of income for stock options, RSUs and under our employee stock purchase plan, net of amounts classified as capitalized software, were $57 million for both the three months ended March 31, 2025 and 2024. For the three months ended March 31, 2025, $5 million and $6 million, respectively, of the total non-cash compensation expense was recorded within acquisition-related transaction and integration costs in the consolidated statement of income.
Stock Options
We have historically used the Black-Scholes option pricing model to value our stock option awards. During the three months ended March 31, 2025, we did not grant any stock option awards. Refer to Note 11 to the consolidated financial statements included in Part II, Item of our 2024 Form 10-K for information on the assumptions to value the stock option awards issued during the three months ended March 31, 2024.
Restricted Stock Units Activity
Service condition only RSUs
During the three months ended March 31, 2025, we granted 0.8 million of time-based RSUs. The grant date fair value of each award is based on the closing stock price of our stock at the date of grant. These RSUs generally vest in equal installments on each anniversary of the grant date, subject to continued employment. The grant date fair value of time-based RSUs is recognized as expense ratably over the vesting period, which is three or four years, net of estimated forfeitures.
Performance condition RSUs
During the three months ended March 31, 2025, we granted 0.3 million of one-year performance based RSUs, or PSUs, to certain of our employees. The number of shares that will ultimately vest under these PSUs is based on our actual current year EBITDA relative to a pre-established goal set by our Board and the Compensation Committee. The PSUs will then vest in three equal installments on each anniversary of the grant date, subject to continued employment. The grant date fair value of these awards was based on the closing stock price of our stock at the date of grant. For these PSUs, we recognize expense on an accelerated basis over the three-year vesting period based on our quarterly assessment of the probable 2025 actual financial performance as compared to the 2025 financial performance targets, net of estimated forfeitures. As of March 31, 2025, our best estimate is that the financial performance level will be at target for 2025.
During the three months ended March 31, 2025, we also granted 0.1 million of three-year PSUs to certain of our employees. The number of shares that will ultimately vest under these PSUs is based on our 2027 EBITDA relative to a pre-established goal set by our Board and the Compensation Committee. These PSUs will cliff-vest on the third anniversary of the grant date, subject to continued employment. The grant date fair value of these awards was based on the closing stock price of our stock at the date of grant. For these PSUs, we recognize expense ratably over the vesting period based on our quarterly assessment of the probable actual financial performance as compared to the financial performance targets, net of estimated forfeitures. As of March 31, 2025, our best estimate is that the financial performance level will be at target for the performance period.

Market condition RSUs
During the three months ended March 31, 2025, we granted 0.1 million of three-year total stockholder return, or TSR, performance based RSUs, or TSR-based PSUs. The number of shares that will ultimately vest under these TSR-based PSUs will be based on our cumulative TSR performance over the three-year period relative to that of the S&P 500. These TSR-based PSUs will cliff-vest on the third anniversary of the grant date, subject to continued employment. The fair value of these awards was estimated based on a simulation of various outcomes and included inputs such as our stock price at the beginning of the period subject to the market condition, the risk-free interest rate, the time period of the market condition, and the expected volatility of our stock and the underlying equity securities of the S&P 500 benchmark index subject to the market condition. For these TSR-based PSUs, we recognize expense ratably over the vesting period, net of estimated forfeitures.
Employee Stock Purchase Plan
We offer our employees the ability to participate in our ESPP, under which we have reserved and may sell up to 25 million shares of our common stock to employees. Under our ESPP, participating employees have the right to acquire shares of our common stock in increments of 1% of eligible pay, with a maximum contribution of 25% of eligible pay, subject to applicable annual Internal Revenue Service, or IRS, limitations. Participating employees are limited to acquiring up to $25,000 of our common stock annually, and a maximum of 1,250 shares of common stock during each offering period. There are two offering periods each year, from January 1st (or the first trading day thereafter) through June 30th (or the last trading day prior to such date) and from July 1st (or the first trading day thereafter) through December 31st (or the last trading day prior to such date). The purchase price per share of common stock is 85% of the lesser of the fair market value of the stock on the first or the last trading day of each offering period.

9.    Equity
Stock Repurchase Program
In December 2021, our Board approved an aggregate of $3.15 billion for future repurchases of our common stock with no fixed expiration date that became effective on January 1, 2022. In December 2024, the remaining available balance of $2.52 billion was re-authorized by our Board. The approval by our Board for the stock repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our Board may increase or decrease the amount available for repurchases from time to time. In making a determination regarding the timing and extent of any share repurchases, we consider multiple factors that may include: overall stock market conditions, our common stock price performance, the remaining amount authorized for repurchases by our Board, the potential impact of a stock repurchase program on our debt ratings, our expected free cash flow and working capital needs, our current and future planned strategic growth initiatives, and other potential uses of our cash and capital resources. We fund repurchases from our operating cash flow or borrowings under our debt facilities or Commercial Paper Program.
Repurchases may be made from time to time on the open market, through established trading plans, in privately-negotiated transactions or otherwise, in accordance with all applicable securities laws, rules and regulations. In February 2025, we entered into a new 10b5-1 trading plan that became effective on February 21, 2025. During the three months ended March 31, 2025, we repurchased a total of 1.4 million shares of our outstanding common stock at a cost of $241 million under the 10b5-1 trading plan. We recorded the applicable excise tax in treasury stock as part of the cost basis of the shares repurchased. We did not have any share repurchases during the three months ended March 31, 2024. Shares repurchased are held in treasury stock.
We may begin or discontinue stock repurchases at any time and may enter into, amend or terminate a Rule 10b5-1 trading plan at any time or enter into additional plans. As of March 31, 2025, the remaining balance of Board approved funds for future repurchases was $2.28 billion.
Dividends
During the three months ended March 31, 2025 and 2024, we declared and paid cash dividends per share of $0.48 and $0.45, respectively, for an aggregate payout of $278 million and $258 million, respectively. Our Board has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be approved quarterly by the Board or the Audit Committee, taking into account such factors as our evolving business model, prevailing business conditions, our current and future planned strategic growth initiatives, our financial results and capital requirements and other considerations which our Board deems relevant, without a predetermined annual net income payout ratio.

Accumulated Other Comprehensive Income/(Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income/ (loss) (in millions):

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2024	$(285)	$9	$(62)	$(338)
Other comprehensive income	35	1	—	36
Income tax expense	—	(1)	—	(1)
Net current period other comprehensive income	35	—	—	35
Balance, as of March 31, 2025	$(250)	$9	$(62)	$(303)

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2023	(230)	2	(66)	(294)
Other comprehensive income/(loss)	(18)	10	—	(8)
Income tax expense	—	(3)	—	(3)
Net current period other comprehensive income/(loss)	(18)	7	—	(11)
Balance, as of March 31, 2024	$(248)	$9	$(66)	$(305)

10.    Income Taxes
Our effective tax rate was 24% and 19% during the three months ended March 31, 2025 and 2024, respectively. The effective tax rate for the three months ended March 31, 2025 was higher than the effective tax rate for the comparable period in 2024 primarily due to deferred tax benefits from state apportionment changes in the three months ended March 31, 2024.
The Organisation for Economic Cooperation and Development, or OECD, Global Anti-Base Erosion Pillar Two minimum tax rules, or Pillar Two, which generally provide for a minimum effective tax rate of 15%, are intended to apply to tax years beginning in 2024. The EU member states and many other countries, including the U.K., our most significant non-U.S. jurisdiction, have committed to implement or have already enacted legislation adopting the Pillar Two rules. In July 2023, the U.K. enacted the U.K. Finance Act 2023, effective as of January 1, 2024, which included provisions to implement certain portions of the Pillar Two minimum tax rules and included an election to apply a transitional safe harbor to extend certain effective dates to accounting periods commencing on or before December 31, 2026 and ending on or before June 30, 2028. These Pillar Two rules, including those in the U.K., did not have a material impact on our financial statements as of March 31, 2025 or December 31, 2024.

11.    Clearing Operations
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
As of March 31, 2025 and December 31, 2024, the ICE Clearing Houses had received or had been pledged $181.8 billion and $173.1 billion, respectively, in cash and non-cash collateral in original margin and guaranty fund deposits to cover price movements of underlying contracts for both periods.
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
In addition, we have contributed our own capital that could be used if a defaulting Member’s original margin and guaranty fund deposits are insufficient. Such amounts are recorded as long-term restricted cash and cash equivalents and long-term restricted investments in our balance sheets and are as follows (in millions):

	ICE Portion of Guaranty Fund Contribution		Default insurance
Clearing House	As of March 31, 2025	As of December 31, 2024	As of March 31, 2025	As of December 31, 2024
ICE Clear Europe	$197	$197	$100	$100
ICE Clear U.S.	75	75	25	25
ICE Clear Credit	50	50	75	75
ICE Clear Netherlands	2	2	N/A	N/A
ICE Clear Singapore	1	1	N/A	N/A
ICE NGX	45	45	200	200
Total	$370	$370	$400	$400
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
As of March 31, 2025, ICE NGX maintained a guaranty fund of $215 million, comprising $15 million in cash and a $200 million letter of credit backed by a default insurance policy of the same amount, discussed below. Separately, ICE NGX has also set aside $30 million of its own capital that could be used for liquidity purposes if a direct participant of the ICE NGX clearing house, or Contracting Party, defaulted.
Below is a depiction of our Default Waterfall which summarizes the lines of defense and layers of protection we maintain for our mutualized clearing houses.
ICE Clearing House Default Waterfall

Cash and Invested Margin Deposits
We have recorded cash and invested margin and guaranty fund deposits and amounts due in our balance sheets as current assets with corresponding current liabilities to the Members. As of March 31, 2025, our cash and invested margin deposits were as follows (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$48,320	$23,258	$6,759	$—	$4	$78,341
Unsettled variation margin, net	—	—	—	1,035	—	1,035
Guaranty fund	2,320	4,208	797	—	5	7,330
Delivery contracts receivable/payable, net	—	—	—	690	—	690
Total	$50,640	$27,466	$7,556	$1,725	$9	$87,396

As of December 31, 2024, our cash and invested margin deposits were as follows (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$45,427	$23,843	$7,069	$—	$4	$76,343
Unsettled variation margin, net	—	—	—	934	—	934
Guaranty fund	2,353	3,312	660	—	5	6,330
Delivery contracts receivable/payable, net	—	—	—	705	—	705
Total	$47,780	$27,155	$7,729	$1,639	$9	$84,312
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
To provide a tool to address the liquidity needs of our clearing houses and manage the liquidation of margin and guaranty fund deposits held in the form of cash and high quality sovereign debt, ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. have entered into Committed Repurchase Agreement Facilities, or Committed Repo. Additionally, ICE Clear Credit and ICE Clear Netherlands have entered into Committed FX Facilities to support these liquidity needs. As of March 31, 2025, the following facilities were in place:
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

Details of our deposits are as follows (in millions):

Cash and Cash Equivalent Margin Deposits and Guaranty Funds
Clearing House	Investment Type	As of March 31, 2025	As of December 31, 2024
ICE Clear Europe	National bank account	$5,757	$4,817
ICE Clear Europe	Reverse repo	40,278	37,276
ICE Clear Europe	Sovereign debt	2,162	4,515
ICE Clear Europe	Demand deposits	58	648
ICE Clear Credit	National bank account	20,423	20,369
ICE Clear Credit	Reverse repo	3,894	4,089
ICE Clear Credit	Demand deposits	3,149	2,697
ICE Clear U.S.	Reverse repo	7,109	7,382
ICE Clear U.S.	Sovereign debt	447	347
Other ICE Clearing Houses	Demand deposits	9	9
Total cash and cash equivalent margin deposits and guaranty funds		$83,286	$82,149

Invested Deposits, Delivery Contracts Receivable and Unsettled Variation Margin
Clearing House	Investment Type	As of March 31, 2025	As of December 31, 2024
ICE NGX	Unsettled variation margin and delivery contracts receivable	$1,725	$1,639
ICE Clear Europe	Invested deposits - sovereign debt	2,385	524
Total invested deposits, delivery contracts receivable and unsettled variation margin		$4,110	$2,163
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

	As of March 31, 2025
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$36,402	$35,589	$14,603	$—	$86,594
Letters of credit	—	—	—	3,360	3,360
Emissions certificates at fair value	819	—	—	—	819
ICE NGX cash deposits	—	—	—	862	862
Total	$37,221	$35,589	$14,603	$4,222	$91,635
Guaranty fund:
Government securities at face value	$702	$1,843	$269	$—	$2,814

	As of December 31, 2024
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$33,884	$31,590	$15,186	$—	$80,660
Letters of credit	—	—	—	4,391	4,391
Emissions certificates at fair value	585	—	—	—	585
ICE NGX cash deposits	—	—	—	723	723
Total	$34,469	$31,590	$15,186	$5,114	$86,359
Guaranty fund:
Government securities at face value	$747	$1,389	$281	$—	$2,417
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
As of March 31, 2025, ICE NGX maintains a guaranty fund of $215 million funded by a $200 million letter of credit issued by a major Canadian chartered bank and backed by default insurance underwritten by Export Development Canada, or EDC, a Crown corporation operated at arm’s length from the Canadian government, plus $15 million held as restricted cash to fund the first loss amount that ICE NGX is responsible for under the default insurance policy. In the event of a participant default where the Member’s collateral is depleted, the shortfall would be covered by a draw down on the letter of credit following which ICE NGX would file a claim under the default insurance to recover additional losses up to $200 million beyond the $15 million first-loss amount that ICE NGX is responsible for under the default insurance policy. ICE NGX has also set aside $30 million of its own capital that could be used for liquidity purposes in the event of a Contracting Party default.
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

We also performed calculations to determine the fair value of our counterparty performance guarantee taking into consideration factors such as daily settlement of contracts, margining and collateral requirements, other elements of our risk management program, historical evidence of default payments, and estimated probability of potential default payouts by the ICE Clearing Houses. Based on these analyses, the estimated counterparty performance guarantee liability was determined to be nominal, and no liability was recorded as of March 31, 2025. The ICE Clearing Houses have never experienced an incident of a clearing member default which has required the use of the guaranty funds of non-defaulting clearing members or the assets of the ICE Clearing Houses.

12.    Legal Proceedings
In the ordinary course of our business, from time to time we are subject to legal proceedings, lawsuits, government investigations and other claims with respect to a variety of matters. In addition, we are subject to periodic reviews, inspections, examinations and investigations by regulators in the U.S. and other jurisdictions, any of which may result in claims, legal proceedings, assessments, fines, penalties, restrictions on our business or other sanctions. We record estimated expenses and reserves for legal or regulatory matters or other claims when these matters present loss contingencies that are probable and the related amount is reasonably estimable and gain contingencies when they become certain. Any such accruals may be adjusted as circumstances change. Assessments of losses are inherently subjective and involve unpredictable factors. While the outcome of legal and regulatory matters is inherently difficult to predict and/or the range of loss often cannot be reasonably estimable, we do not believe that the liabilities, if any, which may ultimately result from the resolution of the various legal and regulatory matters that arise in the ordinary course of our business are likely to have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to these legal and regulatory matters. A range of possible losses related to certain cases cannot be reasonably estimated at this time, except for $19 million of accruals related to regulatory matters, of which $4 million was recorded during the three months ended March 31, 2025. Individual matter disclosures in this Form 10-Q are limited to new significant matters or significant updates on existing matters since the 2024 Form 10-K.
For further information on our legal and regulatory matters, see Note 16 to the consolidated financial statements in Part II, Item 8 of our 2024 Form 10-K.

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
Financial assets and liabilities recorded or disclosed at fair value in the consolidated balance sheets as of March 31, 2025 and December 31, 2024 were classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement.
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
We did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of March 31, 2025 or December 31, 2024.

See Note 11 for the fair value considerations related to our margin deposits, guaranty funds and delivery contracts receivable.
Non-Recurring Fair Value Measurements
We measure certain assets, such as intangible assets and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of March 31, 2025, none of our intangible assets or equity method investments were required to be recorded at fair value since no impairments were identified. During the three months ended March 31, 2024, with the exception of a $3 million impairment of a developed technology intangible asset within the Exchanges segment, none of our intangible assets or equity method investments were required to be recorded at fair value since no impairments were identified.
We measure certain equity investments at fair value on a non-recurring basis using our policy election under ASC 321. During the three months ended March 31, 2025, no material adjustments were recorded. During the three months ended March 31, 2024, we recorded a fair value loss of $3 million.
Financial Instruments Not Measured at Fair Value
The table below displays the fair value of our debt as of March 31, 2025. The fair values of our fixed rate notes were estimated using Level 2 inputs including quoted market prices for these instruments. The fair value of our commercial paper was estimated using Level 2 inputs. The commercial paper includes a discount and fair value was determined to approximate the carrying value due to the short term to maturity.

	As of March 31, 2025
	(in millions)
Debt:	Carrying Amount	Fair value
Commercial Paper	$433	$433
2025 Senior Notes (3.65%; unsecured due May 23, 2025)	1,250	1,248
2025 Senior Notes (3.75%; unsecured due December 1, 2025)	1,249	1,244
2027 Senior Notes (4.00%; unsecured due September 15, 2027)	1,493	1,488
2027 Senior Notes (3.10%; unsecured due September 15, 2027)	499	486
2028 Senior Notes (3.625%; unsecured due September 1, 2028)	941	976
2028 Senior Notes (3.75%; unsecured due September 21, 2028)	597	587
2029 Senior Notes (4.35%; unsecured due June 15, 2029)	1,243	1,242
2030 Senior Notes (2.10%; unsecured due June 15, 2030)	1,240	1,107
2031 Senior Notes (5.25%; unsecured due June 15, 2031)	744	770
2032 Senior Notes (1.85%; unsecured due September 15, 2032)	1,488	1,220
2033 Senior Notes (4.60%; unsecured due March 15, 2033)	1,490	1,471
2040 Senior Notes (2.65%; unsecured due September 15, 2040)	1,233	898
2048 Senior Notes (4.25%; unsecured due September 21, 2048)	1,233	1,033
2050 Senior Notes (3.00%; unsecured due June 15, 2050)	1,223	815
2052 Senior Notes (4.95%; unsecured due June 15, 2052)	1,467	1,362
2060 Senior Notes (3.00%; unsecured due September 15, 2060)	1,473	911
2062 Senior Notes (5.20%; unsecured due June 15, 2062)	985	926
Total debt	$20,281	$18,217

14.    Segment Reporting
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
Our chief operating decision maker, or CODM, is our Chair and Chief Executive Officer. Our CODM uses operating income/(loss) to assess performance and allocate resources for each of our segments, including decisions on product pricing and new products, strategic mergers and acquisitions, marketing costs, capital expenditures, employee headcount and compensation. Our CODM evaluates both budgeted and actual operating income/(loss), and the related growth, when assessing performance and making decisions about allocating resources as described above. The accounting policies of our reportable segments are the same as those described in Note 2 to our consolidated financial statements in our 2024 Form 10-K.
The information and amounts presented in the tables below align with the segment-level information regularly provided to our CODM. While revenues are recorded specifically in the segment in which they are earned or to which they relate, a significant portion of our operating expenses are not solely related to a specific segment because the expenses serve functions that are necessary for the operation of more than one segment. We directly allocate expenses when reasonably possible to do so. Otherwise, we use a pro-rata revenue approach as the allocation method for the expenses that do not relate solely to one segment and serve functions that are necessary for the operation of all segments. Our significant expense categories are other operating expenses, acquisition-related transaction and integration costs and depreciation and amortization expense. Other operating expenses include the aggregate of compensation and benefits, professional services, technology and communication, rent and occupancy and selling, general and administrative expenses.
Our CODM does not review total assets or statements of income below operating income by segment; therefore, such information is not presented below. Our three segments do not engage in intersegment transactions.
During the three months ended March 31, 2025, we changed the caption of a disaggregated revenue line item in our Fixed Income and Data Services segment previously presented as "Other data and network services" to "Data and network technology" within the tables below. This name change was made to better reflect the nature of the revenues included in this caption and did not impact the measurement or classification of revenue included in this caption.

Financial data for our business segments is as follows for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31, 2025
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$557	$—	$—	$557
Agricultural and metals futures and options	64	—	—	64
Financial futures and options	156	—	—	156
Cash equities and equity options	875	—	—	875
OTC and other	103	—	—	103
Data and connectivity services	246	—	—	246
Listings	122	—	—	122
Fixed income execution	—	31	—	31
CDS clearing	—	94	—	94
Fixed income data and analytics	—	299	—	299
Data and network technology	—	172	—	172
Origination technology	—	—	175	175
Closing solutions	—	—	47	47
Servicing software	—	—	221	221
Data and analytics	—	—	67	67
Revenues	2,123	596	510	3,229
Transaction-based expenses	756	—	—	756
Revenues, less transaction-based expenses	1,367	596	510	2,473
Other operating expenses	290	277	264	831
Depreciation and amortization	63	84	242	389
Acquisition-related transaction and integration costs	1	—	31	32
Operating expenses	354	361	537	1,252
Operating income/(loss)	$1,013	$235	$(27)	$1,221
Total other income/(expense), net				(154)
Income before income tax expense				$1,067

	Three Months Ended March 31, 2024
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$457	$—	$—	$457
Agricultural and metals futures and options	72	—	—	72
Financial futures and options	135	—	—	135
Cash equities and equity options	610	—	—	610
OTC and other	103	—	—	103
Data and connectivity services	235	—	—	235
Listings	122	—	—	122
Fixed income execution	—	26	—	26
CDS clearing	—	93	—	93
Fixed income data and analytics	—	288	—	288
Data and network technology	—	161	—	161
Origination technology	—	—	174	174
Closing solutions	—	—	44	44
Servicing software	—	—	214	214
Data and analytics	—	—	67	67
Revenues	1,734	568	499	2,801
Transaction-based expenses	511	—	—	511
Revenues, less transaction-based expenses	1,223	568	499	2,290
Other operating expenses	256	274	280	810
Depreciation and amortization	70	80	231	381
Acquisition-related transaction and integration costs	—	—	36	36
Operating expenses	326	354	547	1,227
Operating income/(loss)	$897	$214	$(48)	$1,063
Total other income/(expense), net				(99)
Income before income tax expense				$964
No customer accounted for more than 10% of our consolidated revenues, less transaction-based expenses during the three months ended March 31, 2025 or 2024.

15.    Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended March 31, 2025 and 2024 (in millions, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Basic:
Net income attributable to Intercontinental Exchange, Inc.	$797	$767
Weighted average common shares outstanding	574	573
Basic earnings per common share	$1.39	$1.34
Diluted:
Weighted average common shares outstanding	574	573
Effect of dilutive securities - stock options and restricted stock	3	2
Diluted weighted average common shares outstanding	577	575
Diluted earnings per common share	$1.38	$1.33
Basic earnings per common share is calculated using the weighted average common shares outstanding during the period.

Common equivalent shares from stock options and restricted stock awards, calculated using the treasury stock method, are included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. There were no antidilutive stock options outstanding during the three months ended March 31, 2025, and during the three months ended March 31, 2024, there were 0.4 million outstanding stock options excluded from the computation of diluted earnings per common share because to do so would have had an antidilutive effect.

16.    Subsequent Events
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
The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report. Figures in the tables presented may not recalculate or sum exactly due to rounding. Percentage changes are calculated based on unrounded numbers.
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
Factors that may affect our performance and the accuracy of any forward-looking statements include, but are not limited to, those listed below:
•conditions in global financial markets and domestic and international economic and social conditions, including inflation, changes to international trade policies and tariffs, risk of recession, political uncertainty and discord, geopolitical events and conflicts (including the conflicts in Ukraine and the Middle East) and sanctions laws;
•global political conditions;
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
•the global impact of the introduction of, or any changes to, laws, regulations, rules or government policies with respect to, among other things, financial markets and climate change, as well as increased regulatory scrutiny or enforcement actions;
•our exchanges’ and clearing houses' compliance with their respective regulatory and oversight responsibilities;
•the resilience of our electronic platforms and soundness of our business continuity and disaster recovery plans, including in the event of cyberattacks, cyberterrorism or other disruptions;
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

These risks and other factors include, among others, those set forth in Part 1, Item 1(A) under the caption “Risk Factors” in our 2024 Form 10-K, as filed with the SEC on February 6, 2025. Due to the uncertain nature of these factors, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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

Recent Developments
Global Market Conditions
Our results of operations are affected by global economic conditions, including macroeconomic conditions and geopolitical events and conflicts. Since 2022, macroeconomic conditions, including changes in interest rates, inflation and significant market volatility, changes in tariffs and trade policies along with geopolitical concerns, have created ongoing uncertainty and volatility in the global economy and resulted in a dynamic operating environment.
Our business has been impacted positively and negatively by these global economic conditions. For instance, due to market and interest rate volatility, including market volatility during the first few months of 2025, we have seen increased trading across a number of our products, such as interest rate and equity futures, credit default swaps and bonds. Conversely, increases in mortgage interest rates in 2023 and, to a lesser extent, 2024, resulted in reduced consumer and investor demand for mortgages and adversely impacted the transaction-based revenues in our Mortgage Technology segment. If mortgage rates remain high or further increase, or if mortgage lending practices change, our Mortgage Technology segment revenues may be further impacted. In addition, higher interest rates have resulted, and may continue to result, in higher interest rates for our debt instruments as we refinance our existing indebtedness.
From an operational perspective, our businesses, including our exchanges, clearing houses, listings venues, data services businesses and mortgage platforms, have not suffered a material negative impact as a result of the events in Ukraine and the Middle East and surrounding regions.
We expect the macroeconomic environment to remain dynamic in the near-term, and we continue to monitor macroeconomic conditions, including interest rates, inflation rates, changes in tariffs and trade policies, market volatility, geopolitical events and military conflicts and repercussions from, and the impact that, any of the foregoing may have on the global economy and on our business. We also continue to closely monitor credit worthiness of our counterparties, clearing members and our financial service providers and take risk management measures in line with established risk management frameworks.
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
Global policy makers have undertaken reviews of their existing legal framework governing financial markets in connection with regulatory reform, and have either passed new laws and regulations, or are in the process of debating and/or enacting new laws and regulations that apply to our business and to our customers’ businesses. Legislative and regulatory actions may impact the way in which we or our customers conduct business and may create uncertainty, which could affect trading volumes or demand for market data. See Part 1, Item 1 “Business — Regulation” and Part 1, Item 1(A) "Risk Factors" included in our 2024 Form 10-K for a discussion of the primary regulations applicable to our business and certain risks associated with those regulations.
Domestic and foreign policy makers continue to review their legal frameworks governing financial markets, and periodically change the laws and regulations that apply to our business and to our customers’ businesses. Our key areas of focus on these evolving efforts are:
•EU Benchmarks Regulation. In March 2025, the EU Council adopted amendments to the EU Benchmarks Regulation, or EU BMR, which reduces the scope to only include benchmarks defined as critical or significant, EU Paris-aligned benchmarks, EU Climate Transition benchmarks and certain commodity benchmarks. ICE Benchmark Administration and ICE Data Indices are seeking recognition from the European Securities and Markets Authority, or ESMA, as a third-country benchmark administrator in advance of the transition period expiration on December 31, 2025.
•Recognition of our Businesses in Foreign Jurisdictions and Continued Access by Market Participants. In January 2025, the European Commission adopted a new equivalence decision that allows continued access by EU firms to clear trades at U.K. central counterparties until June 30, 2028. Subsequently, in March 2025, ESMA extended the tiering determination and recognition decisions for ICE Clear Europe until June 30, 2028, which allows continued access for EU firms to clear trades at ICE Clear Europe.
•Executive Order Protecting American Energy. In April 2025, President Trump signed an Executive Order aimed at securing U.S. energy dominance which requires the U.S. Attorney General to identify state and local regulations which are unconstitutional or pre-empted by federal law and burden the development and production of energy resources. Further, the Executive Order directs the Attorney General to identify state laws addressing climate change or involving carbon or greenhouse gas initiatives. If the Attorney General identifies state climate change-related programs and is successful in a legal challenge which results in overturning these state laws, certain environmental markets based on state compliance markets traded at ICE Futures U.S. and cleared at ICE Clear Europe could be impacted. We are monitoring the developments of this Executive Order and any impact on our markets.

Consolidated Financial Highlights
The following summarizes our results and significant changes in our consolidated financial performance for the periods presented (dollars in millions, except per share amounts).

(1)    Operating loss from our Mortgage Technology segment was $27 million and $48 million for the three months ended March 31, 2025 and 2024, respectively.
(2)    The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. Adjusted net income attributable to ICE is presented net of taxes. These adjusted numbers are not calculated in accordance with U.S. GAAP. See “—Non-GAAP Financial Measures” below.

	Three Months Ended March 31,
	2025	2024	Change
Revenues, less transaction-based expenses	$2,473	$2,290	8%
Recurring revenues(1)	$1,236	$1,196	3%
Transaction revenues, net(1)	$1,237	$1,094	13%
Operating expenses	$1,252	$1,227	2%
Adjusted operating expenses(2)	$964	$930	4%
Operating income	$1,221	$1,063	15%
Adjusted operating income(2)	$1,509	$1,360	11%
Operating margin	49%	46%	3 pts
Adjusted operating margin(2)	61%	59%	2 pts
Other income/(expense), net	$(154)	$(99)	54%
Income tax expense	$255	$181	41%
Effective tax rate	24%	19%	5 pts
Net income attributable to ICE	$797	$767	4%
Adjusted net income attributable to ICE(2)	$995	$852	17%
Diluted earnings per share attributable to ICE common stockholders	$1.38	$1.33	4%
Adjusted diluted earnings per share attributable to ICE common stockholders(2)	$1.72	$1.48	16%
Cash flows from operating activities	$966	$1,009	(4)%
Free cash flow(3)	$777	$864	(10)%
Adjusted free cash flow(3)	$833	$877	(5)%

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
•Revenues, less transaction-based expenses, increased $183 million for the three months ended March 31, 2025 from the comparable period in 2024. See "—Exchanges Segment", "—Fixed Income and Data Services Segment" and "—Mortgage Technology Segment" below for a discussion of the significant changes in our revenues. The change in revenues during the three months ended March 31, 2025 includes $8 million in unfavorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable period in 2024.
•Operating expenses increased $25 million for the three months ended March 31, 2025 from the comparable period in 2024. See "—Consolidated Operating Expenses" below for a discussion of the significant changes in our operating expenses. The increase in operating expenses during the three months ended March 31, 2025 includes $1 million in favorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable period in 2024.
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
For additional information regarding the factors that affect our results of operations, see Item 1(A) “Risk Factors” included in our 2024 Form 10-K.
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

Exchanges Segment
The following presents selected statements of income data for our Exchanges segment (dollars in millions):

REVENUES, LESS TRANSACTION-BASED EXPENSES
1,500
1,250
1,000
750
500
250
0
$ (Millions)
$1,223
$122
$235
$103
$99
$135
$72
$457
$1,367
$122
$246
$103
$119
$156
$64
$557
Q1 2024
Q1 2025
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

	Three Months Ended March 31,
	2025	2024	Change
Revenues:
Energy futures and options	$557	$457	22%
Agricultural and metals futures and options	64	72	(11)
Financial futures and options	156	135	15
Futures and options	777	664	17
Cash equities and equity options	875	610	43
OTC and other	103	103	(1)
Transaction and clearing, net	1,755	1,377	27
Data and connectivity services	246	235	5
Listings	122	122	—
Revenues	2,123	1,734	22
Transaction-based expenses(1)	756	511	48
Revenues, less transaction-based expenses	1,367	1,223	12
Other operating expenses	290	256	13
Depreciation and amortization	63	70	(9)
Acquisition-related transaction and integration costs	1	—	n/a
Operating expenses	354	326	9
Operating income	$1,013	$897	13%

Recurring revenues	$368	$357	3%
Transaction revenues, net	$999	$866	15%

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
For the three months ended March 31, 2025 and 2024, 24% and 23%, respectively, of our Exchanges segment revenues, less transaction-based expenses, were billed in pounds sterling or euros. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Exchanges segment revenues, less transaction-based expenses, were lower by $7 million for the three months ended March 31, 2025 from the comparable period in 2024.
Our Exchange transaction and clearing revenues are presented net of rebates. We recorded rebates of $402 million and $297 million for the three months ended March 31, 2025 and 2024, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. The increase in rebates for the three months ended March 31, 2025 was primarily due to higher volumes traded as compared to the comparable period in 2024.

•Energy Futures and Options: Total volumes in our energy futures and options markets increased 24% and revenues increased 22% for the three months ended March 31, 2025 from the comparable period in 2024.
–Oil futures and options volume increased 18% for the three months ended March 31, 2025 from the comparable period in 2024, due to ongoing geopolitical risks and uncertainty regarding oil supply and demand fundamentals.
–Global natural gas futures and options volume increased 33% for the three months ended March 31, 2025 from the comparable period in 2024. The volume increase in our North American gas products was driven by volatility related to rising variability in storage outcomes and increased demand for natural gas. In addition, continued growth in our TTF and Asian JKM gas contracts was driven by weather-related supply and demand dynamics, supply disruptions and geopolitical uncertainty.
–Environmentals and other futures and options volume increased 25% for the three months ended March 31, 2025 from the comparable period in 2024, due to higher power and environmental volumes compared to the prior year period.
•Agricultural and Metals Futures and Options: Total volumes in our agricultural and metals futures and options markets decreased 13% and revenues decreased 11% for the three months ended March 31, 2025 from the comparable period in 2024, primarily due to lower cocoa volumes.
–Sugar futures and options volumes increased 20% for the three months ended March 31, 2025 from the comparable period in 2024, driven by price volatility related to a global deficit due to supply constraints and strong demand.
–Other agricultural and metal futures and options volume decreased 30% for the three months ended March 31, 2025 from the comparable period in 2024, primarily driven by an ongoing global supply shortage and historically high prices impacting our cocoa markets.
•Financial Futures and Options: Total volumes in our financial futures and options markets increased 28% and revenues increased 15% for the three months ended March 31, 2025 from the comparable period in 2024, driven by elevated volatility related to macroeconomic uncertainty and shifting U.S. trade policy.
–Interest rate futures and options volume increased 31% and revenue increased 17% for the three months ended March 31, 2025 from the comparable period in 2024, driven by elevated volatility related to divergence of rate paths by central banks and shifting U.S. trade policy.
–Other financial futures and options volume, which includes our MSCI®, FTSE® and NYSE FANG+ equity indices, U.S. Dollar Index and foreign exchange products, increased 3% and revenue increased 8% for the three months ended March 31, 2025 from the comparable period in 2024. The overall increase in other financial futures and options volume was primarily due to higher equity market volatility than during the comparable period in 2024.
•Cash Equities and Equity Options: Cash equities volume increased 20% for the three months ended March 31, 2025 from the comparable period in 2024, due to higher industry volumes and heightened volatility driven by uncertainty related to geopolitical risks. Cash equities revenues, net of transaction-based expenses, were $81 million and $71 million for the three months ended March 31, 2025 and 2024, respectively. The increase in revenues was driven by an increase in volume, partially offset by lower market share. Equity options volume increased 8% for the three months ended March 31, 2025 from the comparable period in 2024, driven by higher industry volumes. Equity options revenues, net of transaction-based expenses, were $38 million and $28 million for the three months ended March 31, 2025 and 2024, respectively. The increase in revenues was driven by an increase in volume, partially offset by lower market share.
•OTC and Other: OTC and other transactions include revenues from our OTC energy business and other trade confirmation services, as well as net interest income and fees on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, exchange membership fees and agricultural grading and certification fees. Our OTC and other revenues decreased 1% for the three months ended March 31, 2025 from the comparable period in 2024.

•Data and Connectivity Services: Our data and connectivity services revenues increased 5% for the three months ended March 31, 2025 from the comparable period in 2024. The increase in revenue was driven by the strong retention rate of existing customers, the addition of new customers and increased purchases by existing customers.
•Listings Revenues: Through NYSE, NYSE American, NYSE Arca and NYSE Texas, we generate listings revenue related to the provision of listings services for public companies and ETFs, and related corporate actions for listed companies. Listings revenues were flat for the three months ended March 31, 2025 from the comparable period in 2024. All listings fees are billed upfront, and revenues are recognized over time as the identified performance obligations are satisfied.
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
The following charts and tables present trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts):

Volume and Rate per Contract

	Three Months Ended March 31,
	2025	2024	Change
Number of contracts traded (in millions):
Energy futures and options	331	266	24%
Agricultural and metals futures and options	29	33	(13)
Financial futures and options	255	200	28
Total	615	499	23%
Average daily volume of contracts traded (in thousands):
Energy futures and options	5,431	4,368	24%
Agricultural and metals futures and options	470	543	(13)
Financial futures and options	4,067	3,187	28
Total	9,968	8,098	23%
Rate per contract:
Energy futures and options	$1.68	$1.71	(2)%
Agricultural and metals futures and options	$2.24	$2.17	3%
Financial futures and options	$0.60	$0.67	(10)%

Open interest is the aggregate number of contracts (long or short) that clearing members hold either for their own account or on behalf of their clients. Open interest refers to the total number of contracts that are currently “open,” in other words, contracts that have been entered into but not yet liquidated by either an offsetting trade, exercise, expiration or assignment. Open interest is also a measure that we believe is useful for management and investors in understanding future activity remaining to be closed out in terms of the number of contracts that members and their clients continue to hold in the particular contract and by the number of contracts held for each contract month listed by the exchange. The following charts and table present our quarter-end open interest for our futures and options contracts (in thousands, except for percentages):

Open Interest

	As of March 31,
	2025	2024	Change
Open interest — in thousands of contracts:
Energy futures and options	64,236	57,751	11%
Agricultural and metals futures and options	3,437	4,696	(27)%
Financial futures and options	30,772	26,206	17
Total	98,445	88,653	11%

The following charts and tables present selected cash and equity options trading data. All trading volume below is presented as average net daily trading volume, or ADV, and is single counted:

	Three Months Ended March 31,
	2025	2024	Change
NYSE cash equities (shares in millions):
Total cash handled volume (ADV)	2,935	2,438	20%
Total cash market share matched	18.3%	20.4%	(2.1 pts)
NYSE equity options (contracts in thousands):
NYSE equity options volume (ADV)	10,080	9,325	8%
Total equity options volume (ADV)	53,604	43,311	24%
NYSE share of total equity options	18.8%	21.5%	(2.7 pts)
Revenue capture or rate per contract:
Cash equities rate per contract (per 100 shares)	$0.046	$0.048	(3)%
Equity options rate per contract	$0.06	$0.05	27%
Handled volume represents the total number of shares of equity securities, ETFs and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
Transaction-Based Expenses
Our equities and equity options markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. Section 31 fees are recorded on a gross basis as a component of transaction and clearing fee revenue. These Section 31 fees are assessed to recover the government’s costs of supervising and regulating the securities markets and professionals and are subject to change. We, in turn, collect corresponding activity assessment fees from member organizations clearing or settling trades on the equities and options exchanges, and recognize these amounts in our transaction and clearing revenues when invoiced. The activity assessment fees are designed to equal the Section 31 fees. As a result, activity assessment fees and the corresponding Section 31 fees do not have an impact on our net income, although the timing of payment by us will vary from collections. Section 31 fees were $262 million and $67 million for the three months ended March 31, 2025 and 2024, respectively. The increase in Section 31 fees during the three months ended March 31, 2025 was primarily due to an increase volumes during the period combined with higher rates. The fees we collect are included in cash at the time of receipt and we remit the amounts to the SEC twice a year as required. The total amount of Section 31 fees payable is included in current liabilities and was $260 million as of March 31, 2025.
We make liquidity payments to cash and options trading customers, as well as routing charges made to other exchanges which are included in transaction-based expenses. We incur routing charges when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We record routing charges on a gross basis as a component of transaction and clearing fee revenue. Cash liquidity payments, routing and clearing fees were $494 million and $444 million for the three months ended March 31, 2025 and 2024, respectively.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Exchanges segment's operating expenses, operating income and operating margin (dollars in millions). See “—Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Exchanges Segment:	Three Months Ended March 31,
	2025	2024	Change
Operating expenses	$354	$326	9%
Adjusted operating expenses(1)	$334	$307	9%
Operating income	$1,013	$897	13%
Adjusted operating income(1)	$1,033	$916	13%
Operating margin	74%	73%	1 pt
Adjusted operating margin(1)	76%	75%	1 pt

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

	Three Months Ended March 31,
	2025	2024	Change
Revenues:
Fixed income execution	$31	$26	16%
CDS clearing	94	93	2
Fixed income data and analytics	299	288	4
Fixed income and credit	424	407	4
Data and network technology	172	161	7
Revenues	596	568	5
Other operating expenses	277	274	1
Depreciation and amortization	84	80	5
Operating expenses	361	354	2
Operating income	$235	$214	10%

Recurring revenues	$471	$449	5%
Transaction revenues	$125	$119	5%
In the table above, we consider fixed income data and analytics revenues and data and network technology revenues to be recurring revenues.
During the three months ended March 31, 2025, we changed the caption of a disaggregated revenue line item in our Fixed Income and Data Services segment previously presented as "Other data and network services" to "Data and network technology" within the table above. This name change was made to better reflect the nature of the revenues included in this caption and did not impact the measurement or classification of revenue included in this caption.
For the three months ended March 31, 2025 and 2024, 10% and 11%, respectively, of our Fixed Income and Data Services segment revenues were billed in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues denominated in foreign currencies changes accordingly. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Fixed Income and Data Services revenues were lower by $1 million for the three months ended March 31, 2025 than the comparable period in 2024.
Fixed Income and Data Services Revenues
Our Fixed Income and Data Services revenues increased 5% for the three months ended March 31, 2025 from the comparable period in 2024, primarily due to strength in our fixed income data and analytics products and our data and network technology.
•Fixed Income Execution: Fixed income execution includes revenues from ICE Bonds. Execution fees are reported net of rebates, which were $2 million and $3 million for the three months ended March 31, 2025, and 2024, respectively. Our fixed income execution revenues increased 16% for the three months ended March 31, 2025 from the comparable period in 2024 driven by elevated market volatility related to geopolitical and macroeconomic uncertainty.
•CDS Clearing: CDS clearing revenues increased 2% for the three months ended March 31, 2025 from the comparable period in 2024. The notional value of CDS cleared was $7.0 trillion and $5.0 trillion for the three months ended March 31, 2025 and 2024, respectively. The overall increase in the notional value of CDS cleared was primarily driven by elevated market volatility related to geopolitical and macroeconomic uncertainty.
•Fixed Income Data and Analytics: Our fixed income data and analytics revenues increased 4% for the three months ended March 31, 2025 from the comparable period in 2024 due to growth in our pricing and reference data business and strength in our index business.
•Data and Network Technology: Our data and network technology revenues increased 7% for the three months ended March 31, 2025 from the comparable period in 2024, driven by growth in our ICE Global Network offering, coupled with strength in our consolidated feeds, desktop and derivative analytics revenues.
Annual Subscription Value, or ASV, represents, at a point in time, data services revenues, which include Fixed Income Data and Analytics as well as Data and Network Technology, subscribed for the succeeding 12 months. ASV does not include new sales, contract terminations or price changes that may occur during that 12-month period. However, while it is an indicative forward-looking metric, it does not provide a precise growth forecast of the next 12 months of data services revenues. Management considers ASV metrics when making financial and operating decisions and believes ASV is useful for management and investors in understanding our data services business performance.
As of March 31, 2025, ASV was $1.883 billion, which increased 5.5% compared to the ASV as of March 31, 2024. ASV represents nearly 100% of total data services revenues for this segment. This does not adjust for year-over-year foreign exchange fluctuations.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Fixed Income and Data Services segment's operating expenses, operating income and operating margin (dollars in millions). See “—Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Fixed Income and Data Services Segment:	Three Months Ended March 31,
	2025	2024	Change
Operating expenses	$361	$354	2%
Adjusted operating expenses(1)	$323	$309	5%
Operating income	$235	$214	10%
Adjusted operating income(1)	$273	$259	6%
Operating margin	39%	38%	1 pt
Adjusted operating margin(1)	46%	46%	—

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

Mortgage Technology Segment
The following charts and table present our selected statements of income data for our Mortgage Technology segment (dollars in millions):

REVENUES
600
500
400
300
200
100
0
$ (Millions)
$499
$510
$214
$221
$67
$67
$44
$47
$174
$175
Q1 2024
Q1 2025
Servicing software
Data and analytics
Closing solutions
Origination technology

(1)    The adjusted figures in the charts above are calculated by excluding items that are not reflective of our cash operations and core business performance. As a result, these adjusted figures are not calculated in accordance with U.S. GAAP. See “—Non-GAAP Financial Measures” below.

	Three Months Ended March 31,
	2025	2024	Change
Revenues:
Origination technology	$175	$174	1%
Closing solutions	47	44	9
Servicing software	221	214	3
Data and analytics	67	67	(1)
Revenues	510	499	2
Other operating expenses	264	280	(6)
Depreciation and amortization	242	231	5
Acquisition-related transaction and integration costs	31	36	(14)
Operating expenses	537	547	(2)
Operating loss	$(27)	$(48)	(43)%

Recurring revenues	$397	$390	2%
Transaction revenues	$113	$109	4%
In the table above, we consider subscription fees to be recurring revenues. Each revenue classification above contains a mix of recurring and transaction revenues based on the various service offerings described in more detail below.
Mortgage Technology Revenues
Our mortgage technology revenues are derived from our comprehensive, end-to-end U.S. residential mortgage platform. Our mortgage technology business is intended to enable greater workflow efficiency and mitigate risks for customers throughout the mortgage life cycle. Mortgage technology revenues increased 2% for the three months ended March 31, 2025 from the comparable period in 2024.
•Origination technology: Our origination technology revenues increased 1% for the three months ended March 31, 2025 from the comparable period in 2024. Our origination technology acts as a system of record for the mortgage transaction, automating the gathering, reviewing, and verifying of mortgage-related information and enabling automated enforcement of rules and business practices designed to help ensure that each completed loan transaction is of high quality and adheres to secondary market standards. These revenues are based on recurring Software as a Service, or SaaS, subscription fees, with an additive transaction-based or success-based pricing fee as lenders exceed the number of loans closed that are included with their monthly base subscription, as well as professional services.
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
•Closing solutions: Our closing solutions revenues increased 9% during the three months ended March 31, 2025 from the comparable period in 2024, driven by continued adoption of digital solutions. Our closing solutions connect key participants, such as lenders, title and settlement agents and individual county recorders, to digitize the closing and recording process. Closing solutions also include revenues from our MERSCORP Holdings, Inc., or MERS, database, which provides a system of record for recording and tracking changes, servicing rights and beneficial ownership interests in loans secured by U.S. residential real estate. Revenues from closing solutions are largely transaction-based and are based on the volume of loans closed.
•Servicing software: Our servicing software revenues increased 3% during the three months ended March 31, 2025 from the comparable period in 2024, driven by our MSP mortgage servicing system revenues and default management revenues. Our servicing software revenues include integrated mortgage servicing solutions, which help automate all areas of the servicing process, from loan boarding to final payment or default, to help lower costs, reduce risk and improve financial performance. Our servicing solutions support first lien mortgages, home equity loans and lines of credit on a single platform to manage all servicing processes, including loan setup and maintenance, escrow administration, investor reporting, and regulatory requirements. We also provide solutions that provide consumers with access to customized, timely information about their mortgages and allow our clients’ customer service representatives to access the same customer information, which is key to increasing borrower retention. Another servicing solution provides clients, third-party providers and their developers access to our growing catalog of application programming interfaces, or APIs, across the mortgage life cycle. Revenues from servicing solutions are largely subscription-based and recurring in nature based on number of loans serviced.
Our default servicing solutions help simplify the complex process for loans that move into default, while supporting servicers with their compliance requirements and to facilitate more efficient loss mitigation processes.
We also offer advanced technology to support the bankruptcy and foreclosure process, and more efficiently manage claims related to properties in foreclosure, as well as tools to support loss analysis, to help servicers make the right decisions at the right time. Revenues from default servicing solutions are largely transaction-based and are based on foreclosure volume.
•Data and analytics: Our Data and Analytics revenues decreased 1% during the three months ended March 31, 2025 from the comparable period in 2024. Data and Analytics revenues include those related to ICE Mortgage Technology’s Data & Document Automation and Mortgage Analyzer solutions, or Analyzer, which offers customers greater efficiency by streamlining data collection and validation through our automated document recognition and data extraction capabilities. Analyzer revenues can be both recurring and transaction-based in nature. In addition, our data offerings include real-time industry and peer benchmarking tools, which provide originators a granular view into the real-time trends of the U.S. residential mortgage market, as well as credit and prepayment models, custom and proprietary analytics, valuation, and MLS solutions. We also provide de-identified mortgage origination data for lenders and industry participants to access industry data and origination information. Revenues related to our data products are largely subscription-based and recurring in nature. The data and insights from these solutions inform, support and enhance our other solutions to help lenders and servicers make more informed decisions, improve performance, identify and predict risk and generate more qualified leads. Revenues related to our data products are largely subscription-based and recurring in nature.
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

Mortgage Technology Segment:	Three Months Ended March 31,
	2025	2024	Change
Operating expenses	$537	$547	(2)%
Adjusted operating expenses(1)	$307	$314	(2)%
Operating loss	$(27)	$(48)	(43)%
Adjusted operating income(1)	$203	$185	10%
Operating margin	(5)%	(10)%	5 pts
Adjusted operating margin(1)	40%	37%	3 pts

(1)    The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. These adjusted numbers are not calculated in accordance with GAAP. See “—Non-GAAP Financial Measures”.

Consolidated Operating Expenses
The following presents our consolidated operating expenses (dollars in millions):

CONSOLIDATED OPERATING EXPENSES
1,500
1,250
1,000
750
500
250
0
$ (Millions)
$1,227
$381
$312
$72
$462
Q1 2024
$1,252
$389
$310
$72
$481
Q1 2025
Depreciation and amortization
Technology and communication, rent and occupancy, and selling, general and administrative
Professional services and acquisition-related transaction and integration costs
Compensation and benefits

	Three Months Ended March 31,
	2025	2024	Change
Compensation and benefits	$481	$462	4%
Professional services	40	36	10
Acquisition-related transaction and integration costs	32	36	(12)
Technology and communication	213	205	4
Rent and occupancy	21	29	(28)
Selling, general and administrative	76	78	(3)
Depreciation and amortization	389	381	2
Total operating expenses	$1,252	$1,227	2%

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
During the three months ended March 31, 2025 and 2024, 8% and 7%, respectively, of our operating expenses were billed in pounds sterling or euros. Due to fluctuations in the U.S. dollar compared to the pound sterling and euro, our consolidated operating expenses were lower by $1 million for the three months ended March 31, 2025, than in the comparable period in 2024.
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

	Three Months Ended March 31,
	2025	2024	Change
Employee headcount	12,842	12,998	(1)%
Stock-based compensation expenses	$52	$51	2%
Employee headcount decreased from the comparable period in 2024 primarily due to headcount reductions in conjunction with realizing synergies from the Black Knight acquisition. Compensation and benefits expense increased $19 million for the three months ended March 31, 2025 from the comparable period in 2024, primarily due to the impact of integrating Black Knight employees into our compensation and benefit plans, partially offset by the alignment of the Black Knight capitalized labor process.
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
Professional services expenses increased $4 million for the three months ended March 31, 2025 from the comparable period in 2024, primarily due to increases in NYSE regulatory consulting fees, partially offset by a decrease in legal expenses.
Acquisition-Related Transaction and Integration Costs
We incurred $32 million and $36 million in acquisition-related transaction and integration costs during the three months ended March 31, 2025 and 2024, respectively, primarily due to integration expenses related to Black Knight.
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
Technology and communications expenses increased $8 million for the three months ended March 31, 2025 from the comparable period in 2024 primarily due to increases in hosting, security, customer network and data services expenses, combined with rising revenues on certain products causing an increase in our revenue share license expenses. This was partially offset by a decrease in hardware and software maintenance costs.

Rent and Occupancy Expenses
Rent and occupancy expense relates to leased and owned property and includes rent, maintenance, real estate taxes, utilities and other related costs. We have significant operations located in the U.S., U.K., and India, with smaller offices located throughout the world.
Rent and occupancy expenses decreased $8 million for the three months ended March 31, 2025 from the comparable period in 2024 primarily due to the consolidation of and exit from certain of our London and New York leased offices in 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include marketing, advertising, public relations, insurance, bank service charges, dues and subscriptions, travel and entertainment, non-income taxes and other general and administrative costs.
Selling, general and administrative expenses decreased $2 million for the three months ended March 31, 2025 from the comparable period in 2024. The decrease was primarily due to lower customer acquisition costs at the NYSE and the release of non-income tax reserves. This was partially offset by a $4 million accrual related to a regulatory matter during the three months ended March 31, 2025.
Depreciation and Amortization Expenses
Depreciation and amortization expense results from depreciation of long-lived assets such as buildings, leasehold improvements, aircraft, hardware and networking equipment, purchased software, internally-developed software, furniture, fixtures and equipment over their estimated useful lives. This expense also includes amortization of intangible assets obtained in our acquisitions of businesses over their estimated useful lives. Intangible assets subject to amortization consist primarily of customer relationships, technology, data & databases and trademarks & trade names.
We recorded amortization expenses on intangible assets acquired as part of our acquisitions, as well as on other intangible assets of $253 million and $254 million for the three months ended March 31, 2025 and 2024, respectively. Amortization expense during the three months ended March 31, 2024 includes a $3 million impairment of a developed technology intangible asset.
We recorded depreciation expenses on our fixed assets of $136 million and $127 million for the three months ended March 31, 2025 and 2024, respectively. This change was primarily due to increases in internally developed software assets, partially offset by lower depreciation on leasehold improvements.
Consolidated Non-Operating Income/(Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following tables present our non-operating income/(expenses) (dollars in millions):

	Three Months Ended March 31,
	2025	2024	Change*
Other income/(expense):
Interest income	$33	$30	11%
Interest expense	(206)	(241)	(15)
Other income, net	19	112	(83)
Total other income/(expense), net	$(154)	$(99)	54%
Net income attributable to non-controlling interests	$(15)	$(16)	(4)%
Interest Income
During the three months ended March 31, 2025, we earned interest income of $33 million. During the three months ended March 31, 2024, we earned interest income of $30 million. Interest income increased during the three months ended March 31, 2025, from the same period in 2024 primarily due to increased investment balances from the net proceeds of the 2031 Notes.

During the three months ended March 31, 2025, we earned $7 million in interest income on short term investments related to $500 million of the net proceeds from the 2031 Notes (as defined under "—Debt", below) which we intend to use to repay a portion of the aggregate principal amount of the 2025 Notes at their maturity.

In addition, our clearing houses earned interest income of $19 million and $23 million during the three months ended March 31, 2025, and 2024, respectively. The remainder primarily relates to interest earned on various unrestricted and restricted cash balances held within our group entities.
Interest Expense
During the three months ended March 31, 2025 and 2024, we incurred interest expense of $206 million and $241 million, respectively. The decrease in interest expense during the three months ended March 31, 2025 from the comparable period in 2024 primarily relates to decreased borrowings as we continued to pay down debt following the Black Knight acquisition.

•Interest expense incurred on our senior notes was $194 million during the three months ended March 31, 2025, and $184 million during the three months ended March 31, 2024. The increase was due to interest incurred on the 2031 Notes issued in May 2024.
•Interest expense incurred on borrowings under our Commercial Paper program was $8 million during the three months ended March 31, 2025, and $28 million during the three months ended March 31, 2024. The decrease was primarily due to lower outstanding borrowings during the period.
•We previously had a term loan that we fully repaid in the second quarter of 2024, therefore, we did not incur any interest expense on the term loan during the three months ended March 31, 2025. We incurred $25 million of interest expense under our term loan obligations during the three months ended March 31, 2024.
•The remainder primarily relates to the interest incurred on maintaining our Credit Facility and other facilities within our group entities.
Other Income/(Expense), net
Equity and Equity Method Investments
Our equity method investments include OCC and Bakkt, among others. During the three months ended March 31, 2025, we recognized $29 million of our share of estimated equity method investment income, net. During the three months ended March 31, 2024, we recognized $42 million of our share of estimated equity method investment losses, net. The estimated income for the three months ended March 31, 2025 is primarily related to our share of net income of OCC. The estimated losses for the three months ended March 31, 2024 is primarily related to our investment in Bakkt, partially offset by our share of net income of OCC. Both the three month periods ended March 31, 2025 and 2024 include adjustments to reflect the difference between reported prior period actual results from our original estimates.
During the three months ended March 31, 2024, we recorded a fair value loss of $3 million on our equity investments that do not have readily determinable fair values.
Legal & Regulatory
During the three months ended March 31, 2024, we recorded a gain of $160 million related to the PennyMac arbitration final award payment.
Other
We incurred foreign currency transaction losses of $10 million and $4 million for the three months ended March 31, 2025 and 2024, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. Foreign currency transaction gains and losses are recorded in other income/(expense), net, when the settlement of foreign currency assets, liabilities and payables occur in non-functional currencies and there is an increase or decrease in the period-end foreign currency exchange rates between periods.
Non-controlling Interest
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests. As of March 31, 2025, our non-controlling interests included those related to the non-ICE limited partners' interest in our CDS clearing subsidiaries and non-controlling interests in ICE Futures Abu Dhabi.
As of March 31, 2025, we also had redeemable non-controlling interests, reflected in temporary equity within our consolidated balance sheet, related to a put right held by non-ICE members to require us to purchase their interests in an entity acquired by us in 2024.

Consolidated Income Tax Provision
Consolidated income tax expense was $255 million and $181 million for the three months ended March 31, 2025 and 2024, respectively. The change in consolidated income tax expense between periods was primarily due to the tax impact of changes in our pre-tax income and the changes in our effective tax rate each period.
Our effective tax rate was 24% and 19% during the three months ended March 31, 2025 and 2024, respectively. The effective tax rate for the three months ended March 31, 2025 was higher than the effective tax rate for the comparable period in 2024 primarily due to deferred tax benefits from state apportionment changes in the three months ended March 31, 2024.
The OECD Global Anti-Base Erosion Pillar Two minimum tax rules, which generally provide for a minimum effective tax rate of 15%, are intended to apply to tax years beginning in 2024. The European Union member states and many other countries, including the U.K., our most significant non-U.S. jurisdiction, have committed to implement or have already enacted legislation adopting the Pillar Two rules. In July 2023, the U.K. enacted the U.K. Finance Act 2023, effective as of January 1, 2024, which included provisions to implement certain portions of the Pillar Two minimum tax rules and included an election to apply a transitional safe harbor to extend certain effective dates to accounting periods commencing on or before December 31, 2026 and ending on or before June 30, 2028. These Pillar Two rules, including those in the U.K., did not have a material impact on our income tax provision as of March 31, 2025.
Foreign Currency Exchange Rate Impact
As an international business, our financial statements are impacted by changes in foreign currency exchange rates. Our exposure to foreign denominated earnings for the three months ended March 31, 2025 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Three Months Ended March 31, 2025
	Pound Sterling	Euro
Average exchange rate to the U.S. dollar in the current year period	1.2609	1.0531
Average exchange rate to the U.S. dollar in the same period in the prior year	1.2683	1.0859
Average exchange rate decrease	(1)%	(3)%
Foreign denominated percentage of:
Revenues, less transaction-based expenses	7%	9%
Operating expenses	6%	2%
Operating income	8%	16%
Impact of the currency fluctuations(1) on:
Revenues, less transaction-based expenses	$(1)	$(7)
Operating expenses	$—	$(1)
Operating income	$(1)	$(6)

(1)    Represents the impact of currency fluctuation for the three months ended March 31, 2025 compared to the same periods in the prior year.
During the three months ended March 31, 2025 and 2024, 16% and 15% of our consolidated revenues, less transaction-based expenses, respectively, were denominated in pounds sterling or euros. During the three months ended March 31, 2025 and 2024, 8% and 7% of our consolidated operating expenses were denominated in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.

Liquidity and Capital Resources
Below are charts that reflect our outstanding debt and capital allocation. The acquisition and integration costs in the chart below include cash paid for acquisitions, net of cash acquired and cash received for divestitures, if any, cash paid for equity and equity method investments and acquisition-related transaction and integration costs in each period.
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
Consolidated cash and cash equivalents were $783 million and $844 million as of March 31, 2025 and December 31, 2024, respectively. We had $1.5 billion in short-term and long-term restricted cash and cash equivalents as of both March 31, 2025 and December 31, 2024. We had $683 million and $594 million in short-term and long-term restricted investments as of March 31, 2025 and December 31, 2024, respectively. We had $83.3 billion and $82.1 billion of cash and cash equivalent margin deposits and guaranty funds as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025, the amount of unrestricted cash held by our non-U.S. subsidiaries was $404 million. Due to the application of Global Intangible Low-Taxed Income as of January 1, 2018, the majority of our foreign earnings for the period from January 1, 2018 through December 31, 2022 have been subject to immediate U.S. income taxation and can be distributed to the U.S. in the future with no material additional U.S. income tax consequences. We made and intend to apply the high tax exception to Global Intangible Low-Taxed Income in 2023, 2024 and 2025, thus the majority of our foreign earnings in 2023, 2024 and 2025 are not expected to be subject to immediate U.S. income taxation. These foreign earnings can generally be distributed to the U.S. with no material additional U.S. income tax consequences, primarily due to the availability of dividend received deductions.
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
Cash Flow
The following table presents the major components of net changes in cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds (in millions):

	Three Months Ended March 31,
	2025	2024
Net cash provided by/(used in):
Operating activities	$966	$1,009
Investing activities	(2,153)	259
Financing activities	2,283	(5,522)
Effect of exchange rate changes	10	(5)
Net increase/(decrease) in cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	$1,106	$(4,259)
Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, deferred taxes, stock-based compensation and the effects of changes in working capital.
The $43 million decrease in net cash provided by operating activities during the three months ended March 31, 2025 from the comparable period in 2024 was primarily driven by the following:
•The three months ended March 31, 2024 included the $160 million gain related to the PennyMac arbitration final award payment;
•Excluding the PennyMac arbitration settlement, the three months ended March 31, 2025 included $113 million of net income increases primarily driven by higher Exchange segment revenues; and
•An increase in changes in working capital accounts of $4 million related to changes in other underlying working capital accounts, primarily due to timing of payments and cash receipts.
Investing Activities
The $2.4 billion decrease from cash provided by investing activities to cash used in investing activities during the three months ended March 31, 2025 from the comparable period in 2024 was primarily driven by the following:
•An increase in cash paid for acquisitions, net of cash acquired, of $11 million;
•We had net purchases of restricted investments of $83 million during the three months ended March 31, 2025 as compared to net proceeds from restricted investments of $638 million for the three months ended March 31, 2024.

The net proceeds for the three months ended March 31, 2024 primarily consisted of short-term restricted investments purchased by ICE Clear Europe for regulatory capital requirements in 2023 of which $680 million matured during the three months ended March 31, 2024;
•We received $75 million from the sale of the Promissory Note during the three months ended March 31, 2024;
•Capital expenditures and capitalized software development costs increased $44 million driven by the purchase of our new Jacksonville campus combined with increased capitalized software development costs; and
•During the three months ended March 31, 2025, we had net purchases of $1.9 billion from the invested margin deposit activity compared to net purchases of $306 million during the three months ended March 31, 2024. These amounts fluctuate based on clearinghouse treasury investment activity related to collateral and liquidity management.
Financing Activities
The $7.8 billion increase from cash used in financing activities to cash provided by financing activities during the three months ended March 31, 2025 from the comparable period in 2024 was primarily driven by the following:
•The change in cash and cash equivalent margin deposits and guaranty fund liability increased $7.6 billion due to increased volatility;
•During the three months ended March 31, 2024, we repaid $600 million of the Term Loan;
•During the three months ended March 31, 2025, we had net redemptions of commercial paper of $96 million as compared to net redemptions of $38 million during the three months ended March 31, 2024. The increase in redemptions was related to our continued pay down of debt after the Black Knight acquisition;
•Dividends paid to stockholders increased $20 million primarily due to the increase in the dividend per share for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024;
•We resumed share repurchases during the three months ended March 31, 2025 and repurchased $241 million of shares with cash during the quarter; and
•The cost of shares withheld to satisfy taxes on employee equity awards increased $24 million due to an increase in shares that vested period over period combined with an increase in the ICE stock price.
Debt
As of March 31, 2025, we had $20.3 billion in outstanding debt, consisting of $19.8 billion of unsecured senior notes and $433 million under our Commercial Paper Program. Our senior notes of $19.8 billion have a weighted average to maturity of 13 years and a weighted average cost of 3.7% per annum. Our commercial paper notes had original maturities ranging from 1 to 20 days as of March 31, 2025, with a weighted average interest rate of 4.6% per annum and a weighted average remaining maturity of 12 days.
We have a $3.9 billion senior unsecured revolving credit facility, or the Credit Facility, with a maturity date of May 31, 2029. As of March 31, 2025, of the $3.9 billion that was available for borrowing under the Credit Facility, $433 million was required to back-stop the amount outstanding under our U.S. dollar commercial paper program, or the Commercial Paper Program, and $172 million was required to support certain broker-dealer and other subsidiary commitments. The remaining $3.3 billion is available for working capital and general corporate purposes including, but not limited to, acting as a backstop to future increases in the amounts outstanding under the Commercial Paper Program.
We previously had a $2.4 billion two-year senior unsecured delayed draw term loan facility, or the Term Loan, with a maturity date of August 31, 2025. We borrowed the Term Loan in full on August 31, 2023, in connection with the Black Knight acquisition, and during the three months ended June 30, 2024, we fully repaid the amounts borrowed under the Term Loan.
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
On May 13, 2024, we issued $750 million in aggregate principal amount of 5.25% senior notes due 2031, or the 2031 Notes. We intend to use $500 million of the net proceeds from the offering of the 2031 Notes to repay a portion of the aggregate principal amount of the senior notes maturing in May 2025, or the 2025 Notes. The net proceeds intended to repay the 2025 Notes have been invested and recorded as short-term restricted investments in our consolidated balance sheet as of March 31, 2025. We used the remaining net proceeds to assist with the repayments of the outstanding borrowings under the Term Loan.
For additional details of our debt instruments, refer to Note 7 to our unaudited consolidated financial statements, included in this Quarterly Report, and Note 10 to our consolidated financial statements included in our 2024 Form 10-K.
Capital Return
In December 2021, our Board approved an aggregate of $3.15 billion for future repurchases of our common stock with no fixed expiration date that became effective January 1, 2022. In December 2024, the remaining available balance of $2.52 billion was re-authorized by our Board. The approval of our Board for stock repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our Board may increase or decrease the amount available for repurchases from time to time. Shares repurchased are held in treasury stock.
In February 2025, we entered into a new 10b5-1 trading plan that became effective on February 21, 2025. During the three months ended March 31, 2025, we repurchased a total of 1.4 million shares of our outstanding common stock at a cost of $241 million. We did not have any share repurchases during the three months ended March 31, 2024. Shares repurchased are held in treasury stock. The remaining balance of Board approved funds for future repurchases as of March 31, 2025 was $2.28 billion.
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
During the three months ended March 31, 2025, we paid a quarterly dividend of $0.48 per share of our common stock for an aggregate payout of $278 million, which includes the payment of dividend equivalents on vested employee restricted stock units.
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
As of March 31, 2025, we had $2.28 billion authorized for future repurchases of our common stock. Refer to Note 9 to our consolidated financial statements included in this Quarterly Report for additional details on our stock repurchase program.
Our Board has adopted a quarterly dividend policy providing that dividends will be approved quarterly by the Board or the Audit Committee taking into account factors such as our evolving business model, prevailing business conditions, our current and future planned strategic growth initiatives and our financial results and capital requirements, without a predetermined net income payout ratio. On May 1, 2025, we announced a $0.48 per share dividend for the second quarter of 2025 with the dividend payable on June 30, 2025 to stockholders of record as of June 13, 2025.
Other than the facilities for the ICE Clearing Houses, our Credit Facility and our Commercial Paper Program are currently the only significant agreements or arrangements that we have for liquidity and capital resources with third parties. See Notes 7 and 11 to our consolidated financial statements included in this Quarterly Report for further discussion. In the event of any strategic acquisitions, mergers or investments, or if we are required to raise capital for any reason or desire to return capital to our stockholders, we may incur additional debt, issue additional equity to raise necessary funds, repurchase additional shares of our common stock or pay a dividend. However, we cannot provide assurance that such financing or transactions will be favorable to us. See “—Debt" above.
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

	Exchanges Segment		Fixed Income and Data Services Segment		Mortgage Technology Segment		Consolidated
	Three Months Ended March 31,
Operating income adjustments:	2025	2024	2025	2024	2025	2024	2025	2024
Total revenues, less transaction-based expenses	$1,367	$1,223	$596	$568	$510	$499	$2,473	$2,290
Operating expenses	354	326	361	354	537	547	1,252	1,227
Less: Amortization of acquisition-related intangibles	16	19	38	38	199	197	253	254
Less: Transaction and integration costs	—	—	—	—	31	36	31	36
Less: Regulatory matter	4	—	—	—	—	—	4	—
Less: Other	—	—	—	7	—	—	—	7
Adjusted operating expenses	$334	$307	$323	$309	$307	$314	$964	$930
Operating income/(loss)	$1,013	$897	$235	$214	$(27)	$(48)	$1,221	$1,063
Adjusted operating income	$1,033	$916	$273	$259	$203	$185	$1,509	$1,360
Operating margin	74%	73%	39%	38%	(5)%	(10)%	49%	46%
Adjusted operating margin	76%	75%	46%	46%	40%	37%	61%	59%
Net income adjustments:
Net income attributable to ICE							$797	$767
Add: Amortization of acquisition-related intangibles							253	254
Add: Transaction and integration costs							31	36
Add/(less): Litigation and regulatory matters							4	(160)
(Less)/add: Net (income)/losses from unconsolidated investees							(29)	42
Add: Fair value adjustments of equity investments							—	3
Add: Other							—	7
Less: Income tax effect for the above items							(64)	(46)
Add/(less): Deferred tax adjustments on acquisition-related intangibles							3	(51)
Adjusted net income attributable to ICE							$995	$852
Diluted earnings per share attributable to ICE common stockholders							$1.38	$1.33
Adjusted diluted earnings per share attributable to ICE common stockholders							$1.72	$1.48
Diluted weighted average common shares outstanding							577	575

Amortization of acquisition-related intangibles are included in non-GAAP adjustments as excluding these non-cash expenses provides greater clarity regarding our financial strength and stability of cash operating results. For the three months ended March 31, 2024, included in amortization of acquisition-related intangibles is a $3 million impairment charge related to developed technology within our Exchanges Segment.
Transaction and integration costs are included as part of our core business expenses, except for those that are directly related to the announcement, closing, financing, or termination of a transaction. However, we adjust for the acquisition-related transaction and integration costs for acquisitions such as Black Knight given the magnitude of the purchase price of the acquisition.
Litigation and regulatory matters during the three months ended March 31, 2025 includes a $4 million accrual related to a regulatory matter. Litigation and regulatory matters during the three months ended March 31, 2024 includes the $160 million gain related to the PennyMac arbitration award resolution and payment received. We do not consider events of this type to be reflective of our core business.
We adjust for our share of net income/(losses) related to our equity method investments, which primarily include OCC and Bakkt. In addition, during the three months ended March 31, 2024, we excluded $3 million of fair value losses on our equity investments without readily determinable fair values. We believe these adjustments provide greater clarity of our performance given that equity investments are non-cash and not a part of our core operations.
Other adjustments not considered to be a part of our core business operations include duplicate rent expense of $7 million incurred during the three months ended March 31, 2024 related to our new London and New York leased offices. We took possession of the new London and New York leases during 2023 and 2024, respectively. Both the London and New York office transitions were completed in 2024. We view these duplicate non-cash rent expenses of the new offices during the transitions to be incremental, non-recurring, and not related to our normal operations.
Non-GAAP tax adjustments include the tax impacts of the pre-tax non-GAAP adjustments, deferred tax adjustments on acquisition-related intangibles, and other tax adjustments. Deferred tax adjustments on acquisition-related intangibles include a $3 million expense for the three months ended March 31, 2025 and a $51 million benefit for the three months ended March 31, 2024, and are primarily related to U.S. state apportionment changes.

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

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$966	$1,009
Less: Capital expenditures	(85)	(58)
Less: Capitalized software development costs	(104)	(87)
Free cash flow	$777	$864
Add: Section 31 fees, net	56	13
Adjusted free cash flow	$833	$877
For additional information on these items, refer to our consolidated financial statements included in this Quarterly Report and “—Liquidity and Capital Resources” above.
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
Contractual Obligations and Commercial Commitments
During the three months ended March 31, 2025, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K.
New and Recently Adopted Accounting Pronouncements
During the three months ended March 31, 2025, there were no significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 of our 2024 Form 10-K.
Critical Accounting Policies
During the three months ended March 31, 2025, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a result of our operating and financing activities, we are exposed to market risks such as interest rate risk, foreign currency exchange rate risk and credit risk. We have implemented policies and procedures designed to measure, manage, monitor and report risk exposures, which are regularly reviewed by the appropriate management and supervisory bodies. There have been no material changes to the Company’s exposure to market risks from those disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Form 10-K.
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
(b) Changes in Internal Controls over Financial Reporting. There were no changes to our internal controls over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II.     Other Information
ITEM 1.    LEGAL PROCEEDINGS
See Note 12 to the consolidated financial statements and related notes, which is incorporated by reference herein.
ITEM 1(A).    RISK FACTORS
During the three months ended March 31, 2025, there were no significant new risk factors from those disclosed in Part I, Item 1A, "Risk Factors" in our 2024 Form 10-K. In addition to the other information set forth in this Quarterly Report, including the information in the "—Regulation" section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the factors discussed under “Risk Factors” and the regulation discussion under “Business—Regulation” in our 2024 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our 2024 Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The table below sets forth the information with respect to purchases made by or on behalf of ICE or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2025 reported on a settlement date basis.

Period (2025)	Total number of shares purchased (in thousands)	Average price paid per share (1)	Amount of repurchases (1) (in millions)	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2) (in millions)
January 1 - January 31	—	$—	$—	—	$2,518
February 1 - February 28	324	170.45	55	324	2,463
March 1 - March 31	1,077	172.53	186	1,077	2,277
Total	1,401	$172.05	$241	1,401	$2,277
(1) Excludes the 1% excise tax on share repurchases.
(2) Approximate dollar value that may yet be purchased is based on the principal amount of shares repurchased and excludes commissions and the 1% excise tax on share repurchases.
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

ITEM 5.    OTHER INFORMATION
The following officers and directors adopted plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act:
(a) On February 11, 2025, Martha A. Tirinnanzi, one of our directors, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) December 31, 2025 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 794 shares.
(b) On February 15, 2025, Elizabeth K. King, our Head of Clearing & Chief Regulatory Officer, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) March 31, 2026 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 16,768 shares.
(c) On February 20, 2025, Christopher S. Edmonds, our President, Fixed Income & Data Services, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) February 28, 2026 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 10,000 shares plus an undetermined number of shares to be sold resulting from the vesting of restricted stock units and performance-based restricted stock units less the amount of shares that will be withheld to satisfy the payment of Mr. Edmonds' tax withholding obligations.
(d) On March 7, 2025, Sharon Y. Bowen, one of our directors, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) April 30, 2026 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 1,589 shares.
(e) On March 10, 2025, The Rt. Hon. the Lord Hague of Richmond, one of our directors, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) December 31, 2025 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 530 shares.
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
The following materials from Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	—	The cover page from Intercontinental Exchange, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL.

*	Filed herewith.
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

Intercontinental Exchange, Inc. (Registrant)

Date: May 1, 2025	By:	/s/ A. Warren Gardiner
A. Warren Gardiner
Chief Financial Officer
(Principal Financial Officer)