Form 10-Q
period 2025-06-30
Intercontinental Exchange, Inc.
filed 2025-07-31
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
NYSE Texas

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☑
As of July 28, 2025, the number of shares of the registrant’s Common Stock outstanding was 572,423,088 shares.

INTERCONTINENTAL EXCHANGE, INC.
Form 10-Q
Quarterly Period Ended June 30, 2025

PART I. Financial Statements
Item 1.    Consolidated Financial Statements
Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except par value)

	As of	As of December 31, 2024
	June 30, 2025
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1,003	$844
Short-term restricted cash and cash equivalents	1,252	1,142
Short-term restricted investments	124	594
Cash and cash equivalent margin deposits and guaranty funds	86,221	82,149
Invested deposits, delivery contracts receivable and unsettled variation margin	2,947	2,163
Customer accounts receivable, net of allowance for doubtful accounts of $22 and $21 at June 30, 2025 and December 31, 2024, respectively	1,651	1,490
Prepaid expenses and other current assets	771	713
Total current assets	93,969	89,095
Property and equipment, net	2,368	2,153
Other non-current assets:
Goodwill	30,652	30,595
Other intangible assets, net	15,845	16,306
Long-term restricted cash and cash equivalents	304	368
Long-term restricted investments	66	—
Other non-current assets	971	911
Total other non-current assets	47,838	48,180
Total assets	$144,175	$139,428
Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$1,067	$1,051
Section 31 fees payable	409	316
Accrued salaries and benefits	267	438
Deferred revenue	509	236
Short-term debt	1,850	3,027
Margin deposits and guaranty funds	86,221	82,149
Invested deposits, delivery contracts payable and unsettled variation margin	2,947	2,163
Other current liabilities	173	173
Total current liabilities	93,443	89,553
Non-current liabilities:
Non-current deferred tax liability, net	3,805	3,904
Long-term debt	17,358	17,341
Accrued employee benefits	169	170
Non-current operating lease liability	458	335
Other non-current liabilities	415	405
Total non-current liabilities	22,205	22,155
Total liabilities	115,648	111,708
Commitments and contingencies
Redeemable non-controlling interest in consolidated subsidiaries	22	22

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)
(In millions, except par value)

	As of	As of December 31, 2024
	June 30, 2025
	(Unaudited)
Equity:
Intercontinental Exchange, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.01 par value; 1,500 shares authorized; 653 and 651 issued at June 30, 2025 and December 31, 2024, respectively, and 572 and 574 shares outstanding at June 30, 2025 and December 31, 2024, respectively	7	7
Treasury stock, at cost; 81 and 77 shares at June 30, 2025 and December 31, 2024, respectively	(6,981)	(6,385)
Additional paid-in capital	16,472	16,292
Retained earnings	19,164	18,071
Accumulated other comprehensive loss	(218)	(338)
Total Intercontinental Exchange, Inc. stockholders’ equity	28,444	27,647
Non-controlling interests in consolidated subsidiaries	61	51
Total equity	28,505	27,698
Total liabilities and equity	$144,175	$139,428

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Exchanges	$4,257	$3,560	$2,134	$1,826
Fixed income and data services	1,193	1,133	597	565
Mortgage technology	1,041	1,005	531	506
Total revenues	6,491	5,698	3,262	2,897
Transaction-based expenses:
Section 31 fees	412	205	150	138
Cash liquidity payments, routing and clearing	1,063	886	569	442
Total revenues, less transaction-based expenses	5,016	4,607	2,543	2,317
Operating expenses:
Compensation and benefits	980	935	499	473
Professional services	81	74	41	38
Acquisition-related transaction and integration costs	42	51	10	15
Technology and communication	428	419	215	214
Rent and occupancy	41	59	20	30
Selling, general and administrative	142	178	66	100
Depreciation and amortization	784	762	395	381
Total operating expenses	2,498	2,478	1,246	1,251
Operating income	2,518	2,129	1,297	1,066
Other income/(expense):
Interest income	64	66	31	36
Interest expense	(407)	(474)	(201)	(233)
Other income/(expense), net	24	104	5	(8)
Total other income/(expense), net	(319)	(304)	(165)	(205)
Income before income tax expense	2,199	1,825	1,132	861
Income tax expense	522	403	267	222
Net income	$1,677	$1,422	$865	$639
Net income attributable to non-controlling interests	(29)	(23)	(14)	(7)
Net income attributable to Intercontinental Exchange, Inc.	$1,648	$1,399	$851	$632
Earnings per share attributable to Intercontinental Exchange, Inc. common stockholders:
Basic	$2.87	$2.44	$1.49	$1.10
Diluted	$2.86	$2.43	$1.48	$1.10
Weighted average common shares outstanding:
Basic	574	573	573	573
Diluted	576	575	575	575

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Net income	$1,677	$1,422	$865	$639
Other comprehensive income/(loss):
Foreign currency translation adjustments	122	(22)	87	(4)
Change in equity method investment	—	7	—	—
Employee benefit plan net loss	(2)	—	(2)	—
Other comprehensive income/(loss)	120	(15)	85	(4)
Comprehensive income	$1,797	$1,407	$950	$635
Comprehensive income attributable to non-controlling interests	(29)	(23)	(14)	(7)
Comprehensive income attributable to Intercontinental Exchange, Inc.	$1,768	$1,384	$936	$628
See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interests in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Value	Shares	Value
Balance, as of December 31, 2024	651	$7	(77)	$(6,385)	$16,292	$18,071	$(338)	$51	$27,698	$22
Other comprehensive income	—	—	—	—	—	—	120	—	120	—
Stock-based compensation	—	—	—	—	129	—	—	—	129	—
Exercise of common stock options	—	—	—	—	21	—	—	—	21	—
Issuance of restricted stock	2	—	—	—	—	—	—	—	—	—
Shares withheld for taxes on employee equity awards	—	—	(1)	(98)	—	—	—	—	(98)	—
Issuance under the employee stock purchase plan	—	—	—	—	30	—	—	—	30	—
Repurchases of common stock	—	—	(3)	(498)	—	—	—	—	(498)	—
Contribution from equity partners	—	—	—	—	—	—	—	11	11	—
Distributions of profits	—	—	—	—	—	—	—	(30)	(30)	—
Dividends paid to stockholders	—	—	—	—	—	(555)	—	—	(555)	—
Net income attributable to non-controlling interests	—	—	—	—	—	(29)	—	29	—	—
Net income	—	—	—	—	—	1,677	—	—	1,677	—
Balance, as of June 30, 2025	653	$7	(81)	$(6,981)	$16,472	$19,164	$(218)	$61	$28,505	$22

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interests in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Value	Shares	Value
Balance, as of March 31, 2025	653	$7	(79)	$(6,721)	$16,401	$18,590	$(303)	$47	$28,021	$22
Other comprehensive income	—	—	—	—	—	—	85	—	85	—
Stock-based compensation	—	—	—	—	63	—	—	—	63	—
Exercise of common stock options	—	—	—	—	8	—	—	—	8	—
Shares withheld for taxes on employee equity awards	—	—	—	(3)	—	—	—	—	(3)	—
Repurchases of common stock	—	—	(2)	(257)	—	—	—	—	(257)	—
Dividends paid to stockholders	—	—	—	—	—	(277)	—	—	(277)	—
Net income attributable to non-controlling interests	—	—	—	—	—	(14)	—	14	—	—
Net income	—	—	—	—	—	865	—	—	865	—
Balance, as of June 30, 2025	653	$7	(81)	$(6,981)	$16,472	$19,164	$(218)	$61	$28,505	$22

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest (Continued)
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interests in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Value	Shares	Value
Balance, as of December 31, 2023	649	$6	(76)	$(6,304)	$15,953	$16,356	$(294)	$69	$25,786	$—
Other comprehensive loss	—	—	—	—	—	—	(15)	—	(15)	—
Stock-based compensation	—	—	—	—	125	—	—	—	125	—
Exercise of common stock options	—	—	—	—	27	—	—	—	27	—
Issuance of restricted stock	1	1	—	—	—	—	—	—	1	—
Shares withheld for taxes on employee equity awards	—	—	(1)	(73)	—	—	—	—	(73)	—
Issuance under the employee stock purchase plan	—	—	—	—	25	—	—	—	25	—
Distributions of profits	—	—	—	—	—	—	—	(35)	(35)	—
Dividends paid to stockholders	—	—	—	—	—	(519)	—	—	(519)	—
Net income attributable to non-controlling interests	—	—	—	—	—	(23)	—	23	—	—
Net income	—	—	—	—	—	1,422	—	—	1,422	—
Balance, as of June 30, 2024	650	$7	(77)	$(6,377)	$16,130	$17,236	$(309)	$57	$26,744	$—

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interests in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Value	Shares	Value
Balance, as of March 31, 2024	650	$7	(77)	$(6,375)	$16,047	$16,865	$(305)	$50	$26,289	$—
Other comprehensive loss	—	—	—	—	—	—	(4)	—	(4)	—
Stock-based compensation	—	—	—	—	62	—	—	—	62	—
Exercise of common stock options	—	—	—	—	21	—	—	—	21	—
Shares withheld for taxes on employee equity awards	—	—	—	(2)	—	—	—	—	(2)	—
Dividends paid to stockholders	—	—	—	—	—	(261)	—	—	(261)	—
Net income attributable to non-controlling interests	—	—	—	—	—	(7)	—	7	—	—
Net income	—	—	—	—	—	639	—	—	639	—
Balance, as of June 30, 2024	650	$7	(77)	$(6,377)	$16,130	$17,236	$(309)	$57	$26,744	$—

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net income	$1,677	$1,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	784	762
Stock-based compensation	115	114
Deferred taxes	(109)	(116)
(Gain)/Loss on investments	(2)	3
Net (income)/losses from unconsolidated investees	(35)	45
Other	27	31
Changes in assets and liabilities:
Customer accounts receivable	(156)	(193)
Other current and non-current assets	24	(51)
Section 31 fees payable	93	124
Deferred revenue	264	296
Other current and non-current liabilities	(210)	(232)
Total adjustments	795	783
Net cash provided by operating activities	2,472	2,205
Investing activities:
Capital expenditures	(145)	(133)
Capitalized software development costs	(211)	(177)
Purchases of invested margin deposits	(3,342)	(858)
Proceeds from invested margin deposits	2,232	990
Cash paid for acquisitions, net of cash acquired	(13)	(8)
Proceeds from sale of promissory note	—	75
Purchases of equity and equity method investments	(14)	(18)
Purchases of restricted investments	(314)	(655)
Proceeds from restricted investments	722	856
Net cash provided by/(used in) investing activities	(1,085)	72
Financing activities:
Proceeds from debt issuances	—	739
Repayments of debt	(1,250)	(1,600)
Proceeds from commercial paper, net	72	33
Repurchases of common stock	(496)	—
Dividends paid to stockholders	(555)	(519)
Change in cash and cash equivalent margin deposits and guaranty funds liability	5,181	1,017
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(98)	(73)
Other	1	17
Net cash provided by/(used in) financing activities	2,855	(386)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	35	(5)
Net increase in cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	4,277	1,886
Cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at beginning of period	84,503	80,750
Cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at end of period	$88,780	$82,636
Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Supplemental cash flow disclosure:
Cash paid for income taxes	$690	$516
Cash paid for interest	$393	$450

Reconciliation of the components of cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds to the consolidated balance sheets:	As of June 30, 2025	As of June 30, 2024
Cash and cash equivalents	$1,003	$885
Short-term restricted cash and cash equivalents	1,252	1,252
Long-term restricted cash and cash equivalents	304	370
Cash and cash equivalent margin deposits and guaranty funds	86,221	80,129
Total	$88,780	$82,636

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
Preparing financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying disclosures. Actual amounts could differ from those estimates. The results of operations for the six and three months ended June 30, 2025 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
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
We have considered the impacts of macroeconomic conditions during the quarter, including interest rates, inflation rates, changes in tariffs and trade policies, geopolitical events and military conflicts, including repercussions from, and the impacts that, any of the foregoing may have on the global economy and on our business. As of June 30, 2025, our businesses and operations, including our exchanges, clearing houses, listings venues, data services businesses and mortgage platforms, have not suffered a material negative impact as a result of these events. There continues to be uncertainty surrounding the current macroeconomic environment and the impact that it may have on the global economy and on our business.

Recently Adopted Accounting Pronouncements
As disclosed in Note 2 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024, or the 2024 Form 10-K, we adopted Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures as of December 31, 2024. This ASU requires many of the updates made in our annual segment disclosures to also be made in interim periods. We applied the new interim period requirements in Note 14, including retrospective updates to the prior interim periods presented.
During the six months ended June 30, 2025, there were no other significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in the 2024 Form 10-K.

3.    Investments
The carrying value of our investments consisted of the following (in millions):

	As of June 30, 2025	As of December 31, 2024
Equity securities:
Equity method investments	$385	$347
Equity investments without readily determinable fair values	$118	$104
Equity Method Investments
Our equity method investments include the Options Clearing Corporation, or OCC, and Bakkt Holdings, Inc. and Bakkt Opco Holdings, LLC, or collectively, Bakkt, among others. Our equity method investments are included in other non-current assets in our consolidated balance sheets. We initially record our equity method investments at cost. At the end of each reporting period, we record our share of net income or loss of our equity method investments as equity earnings included in other income, net, in our consolidated statements of income, and adjust the carrying value of our equity method investments accordingly. In addition, if and when our equity method investments issue cash dividends to us, we deduct the amount of these dividends from the carrying amount of that investment. We assess the carrying value periodically if impairment indicators are present.
We recognized $35 million of income and $45 million of loss as our share of estimated income/loss, net, from our equity method investments during the six months ended June 30, 2025 and 2024, respectively, and $6 million of income and $3 million of loss as our share of estimated income/loss, net, from our equity method investments during the three months ended June 30, 2025 and 2024, respectively. The estimated income for the six and three months ended June 30, 2025 is primarily related to our share of net income of OCC. The estimated loss for the six and three months ended June 30, 2024 is primarily related to our investment in Bakkt, partially offset by our share of net income of OCC. Both periods include adjustments to reflect the difference between reported prior period actual results from our original estimates.
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
OCC
We own a 40% interest in OCC through a direct investment by the New York Stock Exchange, or NYSE. OCC is regulated by the SEC as a registered clearing agency and by the Commodity Futures Trading Commission, or CFTC, as a derivatives clearing organization. OCC serves as a clearing house for securities options, securities futures, commodity futures and options on futures traded on various independent exchanges. OCC clears securities options traded on NYSE Arca Options and NYSE American Options, along with other non-affiliated exchanges.
Bakkt
As of June 30, 2025 and December 31, 2024, we held an approximate 53% economic interest in Bakkt. As a result of limitations on ICE from the Bakkt voting agreement entered into in connection with Bakkt's merger with Victory Park Capital Impact Acquisition Holdings, we hold a minority voting interest in Bakkt and treat it as an equity method investment.
As of June 30, 2025, we do not have any value assigned to the equity method investment carrying value for Bakkt primarily due to our continued recording of our share of losses. As Bakkt is a public company with a readily available market price, the fair value of our investment was $104 million as of June 30, 2025, which was based on the quoted market price of Bakkt Class A common stock as of June 30, 2025.
On August 12, 2024, we entered into a revolving credit agreement with Bakkt pursuant to which we agreed to provide Bakkt with a $40 million secured revolving line of credit that matures on December 31, 2026. The $40 million is available in defined commitment amounts for specified time periods in the future. As of June 30, 2025, the total commitment amount available to Bakkt was $30 million, of which no amounts were outstanding at the end of the period.
As an equity method investee, Bakkt is a related party of ICE. The interest earned on the previously funded amount combined with the commitment fees charged to Bakkt were immaterial for the six months ended June 30, 2025.
Other Equity Method Investments
During the six and three months ended June 30, 2025, we recorded a gain of $2 million on one of our other equity method investments.
Equity Investments Without Readily Determinable Fair Values
Our equity investments without readily determinable fair values are included in other non-current assets in our consolidated balance sheets. For these investments, we apply the measurement alternative in Accounting Standards Codification, or ASC, 321, Investments - Equity Securities, or ASC 321. Under the measurement alternative, these investments are recorded at cost minus any impairment, and adjusted to fair value if and when there is an observable price change in an orderly transaction for the identical or a similar investment of the same issuer, with any change in fair value recognized in net income. During the six months ended June 30, 2025, there were no material adjustments made to the carrying values of these investments.

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
Disaggregation of Revenues
The following tables depict the disaggregation of our revenues according to business line and segment (in millions). Amounts here have been aggregated as they follow consistent revenue recognition patterns, and are consistent with the segment information in Note 14:

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Six Months Ended June 30, 2025:
Total revenues (1)	$4,257	$1,193	$1,041	$6,491
Transaction-based expenses	1,475	—	—	1,475
Total revenues, less transaction-based expenses	$2,782	$1,193	$1,041	$5,016

Timing of Revenue Recognition
Services transferred at a point in time	$1,746	$220	$243	$2,209
Services transferred over time	1,036	973	798	2,807
Total revenues, less transaction-based expenses	$2,782	$1,193	$1,041	$5,016
(1) Included in total revenues is revenue related to net interest income earned on cash margin received from clearing members at certain ICE clearing houses. These amounts were $52 million and $54 million recorded in our Exchanges and Fixed Income and Data Services segments, respectively.

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Three Months Ended June 30, 2025:
Total revenues (1)	$2,134	$597	$531	$3,262
Transaction-based expenses	719	—	—	719
Total revenues, less transaction-based expenses	$1,415	$597	$531	$2,543

Timing of Revenue Recognition
Services transferred at a point in time	$894	$106	$133	$1,133
Services transferred over time	521	491	398	1,410
Total revenues, less transaction-based expenses	$1,415	$597	$531	$2,543
(1) Included in total revenues is revenue related to net interest income earned on cash margin received from clearing members at certain ICE clearing houses. These amounts were $27 million and $28 million recorded in our Exchanges and Fixed Income and Data Services segments, respectively.

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
(1) Included in total revenues is revenue related to net interest income earned on cash margin received from clearing members at certain ICE clearing houses. These amounts were $47 million and $72 million recorded in our Exchanges and Fixed Income and Data Services segments, respectively.

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
(1) Included in total revenues is revenue related to net interest income earned on cash margin received from clearing members at certain ICE clearing houses. These amounts were $23 million and $34 million recorded in our Exchanges and Fixed Income and Data Services segments, respectively.

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

The components of services transferred over time for each of our segments are as follows (in millions):

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Exchanges Segment:
Data services revenues	$501	$475	$255	$240
Services transferred over time related to risk management of open interest performance obligations	223	187	114	94
Services transferred over time related to listings	245	244	123	122
Services transferred over time related to regulatory fees, trading permits, and software licenses	67	64	29	33
Total	$1,036	$970	$521	$489

Fixed Income Data Services Segment:
Data services revenues	$954	$906	$483	$457
Services transferred over time related to risk management of open interest performance obligations in our CDS business	19	15	8	7
Total	$973	$921	$491	$464

Mortgage Technology Segment:
Recurring revenues	$792	$777	$395	$387
Other	6	8	3	5
Total	$798	$785	$398	$392

Total consolidated revenues transferred over time	$2,807	$2,676	$1,410	$1,345
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
As of June 30, 2025, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $3.3 billion and was primarily related to contracts with customers in our Mortgage Technology segment. We expect this amount to be recognized as revenue as follows: 21% by December 31, 2025, 75% by December 31, 2027, 94% by December 31, 2029 and the rest thereafter.
Contract Assets
A contract asset represents our expectation of receiving consideration in exchange for products or services that we have provided to our customers, where invoicing is contingent on our completion of other performance obligations or contractual milestones. Substantially all of our contract assets are related to contracts with customers in our Mortgage Technology segment. As of June 30, 2025 and December 31, 2024, the balance of our contract assets was $90 million and $87 million, respectively.

5.    Deferred Revenue
Our contract liabilities, or deferred revenue, represent consideration received that is yet to be recognized as revenue. Total deferred revenue was $601 million as of June 30, 2025, including $509 million in current deferred revenue and $92 million in other non-current liabilities in our consolidated balance sheets. The changes in our deferred revenue during the six months ended June 30, 2025 are as follows (in millions):

	Listings Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at January 1, 2025	$119	$130	$84	$333
Additions	470	224	75	769
Amortization	(246)	(173)	(82)	(501)
Deferred revenue balance at June 30, 2025	$343	$181	$77	$601
The changes in our deferred revenue during the six months ended June 30, 2024 are as follows (in millions):

	Listings Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at January 1, 2024	$108	$93	$106	$307
Additions	475	265	66	806
Amortization	(244)	(191)	(76)	(511)
Deferred revenue balance at June 30, 2024	$339	$167	$96	$602

Included in the amortization recognized during the six and three months ended June 30, 2025 is $152 million and $64 million, respectively, related to the deferred revenue balance as of January 1, 2025. Included in the amortization recognized during the six and three months ended June 30, 2024 is $130 million and $46 million, respectively, related to the deferred revenue balance as of January 1, 2024. As of June 30, 2025, the remaining deferred revenue balance will be recognized over the period of time we satisfy our performance obligations as described in Note 4.

6.    Goodwill and Other Intangible Assets
The following is a summary of the activity in our goodwill balance by segment for the six months ended June 30, 2025 (in millions):

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Goodwill balance at December 31, 2024	$8,136	$4,853	$17,606	$30,595
Acquisitions	1	7	—	8
Foreign currency translation	46	4	—	50
Other activity, net	—	—	(1)	(1)
Goodwill balance at June 30, 2025	$8,183	$4,864	$17,605	$30,652

The following is a summary of the activity in our other intangible assets balance for the six months ended June 30, 2025 (in millions):

Other intangible assets balance at December 31, 2024	$16,306
Acquisitions	5
Foreign currency translation	40
Amortization of other intangible assets	(506)
Other intangible assets balance at June 30, 2025	$15,845

Foreign currency translation adjustments result from a portion of our goodwill and other intangible assets primarily being held at our U.K., EU and Canadian subsidiaries, whose functional currencies are not the U.S. dollar.

During the six months ended June 30, 2025, we considered potential indicators of impairment to goodwill and other intangible assets for each of our reporting units, which included continued global inflation concerns, changes in tariffs and trade policies and changing interest rates, including their effect on our forecasts, among other things. As such, we performed this assessment to determine whether it was more-likely-than-not that goodwill and indefinite lived intangibles within each of our reporting units were impaired. Additionally, we evaluated whether the carrying value of the finite-lived intangible assets may not be recoverable. After evaluating events, circumstances and factors which could affect the significant inputs used in our evaluation of cash flows and related fair value, we determined it was not more-likely-than-not that an impairment existed in our goodwill and indefinite lived intangible assets or that the carrying amount of our finite lived intangible assets was not recoverable. We plan to perform our annual impairment testing in the fourth quarter of 2025.

7.    Debt
The carrying value of our total debt, including short-term and long-term debt, consisted of the following (in millions):

	As of June 30, 2025	As of December 31, 2024
Short-term debt:
Commercial Paper	$601	$529
2025 Senior Notes (3.65%; unsecured due May 23, 2025)	—	1,249
2025 Senior Notes (3.75%; unsecured due December 1, 2025)	1,249	1,249
Total short-term debt	1,850	3,027
Long-term debt:
2027 Senior Notes (4.00%; unsecured due September 15, 2027)	1,493	1,492
2027 Senior Notes (3.10%; unsecured due September 15, 2027)	499	498
2028 Senior Notes (3.625%; unsecured due September 1, 2028)	946	937
2028 Senior Notes (3.75%; unsecured due September 21, 2028)	597	596
2029 Senior Notes (4.35%; unsecured due June 15, 2029)	1,244	1,243
2030 Senior Notes (2.10%; unsecured due June 15, 2030)	1,241	1,240
2031 Senior Notes (5.25%; unsecured due June 15, 2031)	744	743
2032 Senior Notes (1.85%; unsecured due September 15, 2032)	1,488	1,488
2033 Senior Notes (4.60%; unsecured due March 15, 2033)	1,491	1,490
2040 Senior Notes (2.65%; unsecured due September 15, 2040)	1,234	1,233
2048 Senior Notes (4.25%; unsecured due September 21, 2048)	1,233	1,233
2050 Senior Notes (3.00%; unsecured due June 15, 2050)	1,223	1,223
2052 Senior Notes (4.95%; unsecured due June 15, 2052)	1,467	1,467
2060 Senior Notes (3.00%; unsecured due September 15, 2060)	1,473	1,473
2062 Senior Notes (5.20%; unsecured due June 15, 2062)	985	985
Total long-term debt	17,358	17,341
Total debt	$19,208	$20,368
As of June 30, 2025, our senior notes of $18.6 billion had a weighted average maturity of 14 years and a weighted average cost of 3.7% per annum.
Credit Facilities
We have a $3.9 billion senior unsecured revolving credit facility, or the Credit Facility, with future capacity to increase our borrowings under the Credit Facility by an additional $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. On May 31, 2024, we agreed with the lenders to extend the maturity date of the Credit Facility from May 25, 2027, to May 31, 2029, among other items. No amounts were outstanding under the Credit Facility as of June 30, 2025.
As of June 30, 2025, of the $3.9 billion that was available for borrowing under the Credit Facility, $601 million was required to back-stop the notes outstanding under our Commercial Paper Program and $173 million was required to support certain broker-dealer and other subsidiary commitments. Amounts required to back-stop notes outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $3.1 billion is available for working capital and general corporate purposes including, but not limited to, acting as a back-stop to future amounts outstanding under the Commercial Paper Program.
Our India subsidiaries maintain $14 million of credit lines for their general corporate purposes. As of June 30, 2025, there were no amounts outstanding under these credit lines.
Commercial Paper Program
Our Commercial Paper Program is currently backed by the borrowing capacity available under the Credit Facility, as described above. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense. During the six months ended June 30, 2025, we had net borrowings of $72 million under the Commercial Paper Program.
Commercial paper notes of $601 million with original maturities ranging from 1 to 28 days were outstanding as of June 30, 2025, with a weighted average interest rate of 4.6% per annum, and a weighted average remaining maturity of 15 days.

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
The non-cash compensation expenses recognized in our consolidated statements of income for stock options, RSUs and under our employee stock purchase plan, net of amounts classified as capitalized software, were $115 million and $114 million for the six months ended June 30, 2025 and 2024, respectively, and $58 million and $57 million for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, $9 million and $10 million, respectively, of the total non-cash compensation expense was recorded within acquisition-related transaction and integration costs in the consolidated statement of income. For both the three months ended June 30, 2025 and 2024, $4 million of the total non-cash compensation expense was recorded within acquisition-related transaction and integration costs in the consolidated statement of income.
Stock Options
We have historically used the Black-Scholes option pricing model to value our stock option awards. During the six months ended June 30, 2025, we did not grant any stock option awards. Refer to Note 11 to the consolidated financial statements included in Part II, Item of our 2024 Form 10-K for information on the assumptions to value the stock option awards issued during the six months ended June 30, 2024.
Restricted Stock Units Activity
Service Condition RSUs
During the six months ended June 30, 2025, we granted 0.8 million of time-based RSUs. The grant date fair value of each award is based on the closing stock price of our stock at the date of grant. These RSUs generally vest in equal installments on each anniversary of the grant date, subject to continued employment. The grant date fair value of time-based RSUs is recognized as expense ratably over the vesting period, which is three or four years, net of estimated forfeitures.
Performance Condition RSUs
During the six months ended June 30, 2025, we granted 0.3 million of one-year performance based RSUs, or PSUs, to certain of our employees. The number of shares that will ultimately vest under these PSUs is based on our actual current year EBITDA relative to a pre-established goal set by our Board and the Compensation Committee. The PSUs will then vest in three equal installments on each anniversary of the grant date, subject to continued employment. The grant date fair value of these awards was based on the closing stock price of our stock at the date of grant. For these PSUs, we recognize expense on an accelerated basis over the three-year vesting period based on our quarterly assessment of the probable 2025 actual financial performance as compared to the 2025 financial performance targets, net of estimated forfeitures. As of June 30, 2025, our best estimate is that the financial performance level will be above target for 2025.
During the six months ended June 30, 2025, we also granted 0.1 million of three-year PSUs to certain of our employees. The number of shares that will ultimately vest under these PSUs is based on our 2027 EBITDA relative to a pre-established goal set by our Board and the Compensation Committee. These PSUs will cliff-vest on the third anniversary of the grant date, subject to continued employment. The grant date fair value of these awards was based on the closing stock price of our stock at the date of grant. For these PSUs, we recognize expense ratably over the vesting period based on our quarterly assessment of the probable actual financial performance as compared to the financial performance targets, net of estimated forfeitures. As of June 30, 2025, our best estimate is that the financial performance level will be at target for the performance period.

Market Condition RSUs
During the six months ended June 30, 2025, we granted 0.1 million of three-year total stockholder return, or TSR, performance based RSUs, or TSR-based PSUs. The number of shares that will ultimately vest under these TSR-based PSUs will be based on our cumulative TSR performance over the three-year period relative to that of the S&P 500. These TSR-based PSUs will cliff-vest on the third anniversary of the grant date, subject to continued employment. The fair value of these awards was estimated based on a simulation of various outcomes and included inputs such as our stock price at the beginning of the period subject to the market condition, the risk-free interest rate, the time period of the market condition, and the expected volatility of our stock and the underlying equity securities of the S&P 500 benchmark index subject to the market condition. For these TSR-based PSUs, we recognize expense ratably over the vesting period, net of estimated forfeitures.
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
Repurchases may be made from time to time on the open market, through established trading plans, in privately-negotiated transactions or otherwise, in accordance with all applicable securities laws, rules and regulations. In February 2025, we entered into a new 10b5-1 trading plan that became effective on February 21, 2025. During the six and three months ended June 30, 2025, we repurchased a total of 2.9 million and 1.5 million shares of our outstanding common stock at a cost of $496 million and $255 million, respectively, under the 10b5-1 trading plan. During the six and three months ended June 30, 2025, we recorded $2 million of excise tax in treasury stock as part of the cost basis of the shares repurchased. We did not have any share repurchases during the six and three months ended June 30, 2024. Shares repurchased are held in treasury stock.
We may begin or discontinue stock repurchases at any time and may enter into, amend or terminate a Rule 10b5-1 trading plan at any time or enter into additional plans. As of June 30, 2025, the remaining balance of Board approved funds for future repurchases was $2.0 billion.
Dividends
During the six months ended June 30, 2025 and 2024, we declared and paid cash dividends per share of $0.96 and $0.90 for an aggregate payout of $555 million and $519 million, respectively. During the three months ended June 30, 2025 and 2024, we declared and paid cash dividends per share of $0.48 and $0.45 for an aggregate payout of $277 million and $261 million, respectively.
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
Accumulated Other Comprehensive Income/(Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income/ (loss) (in millions):

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2024	$(285)	$9	$(62)	$(338)
Other comprehensive income/(loss)	123	1	(2)	122
Income tax expense	(1)	(1)	—	(2)
Net current period other comprehensive income/(loss)	122	—	(2)	120
Balance, as of June 30, 2025	$(163)	$9	$(64)	$(218)

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of March 31, 2025	$(250)	$9	$(62)	$(303)
Other comprehensive income/(loss)	88	—	(2)	86
Income tax expense	(1)	—	—	(1)
Net current period other comprehensive income/(loss)	87	—	(2)	85
Balance, as of June 30, 2025	$(163)	$9	$(64)	$(218)

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2023	$(230)	$2	$(66)	$(294)
Other comprehensive income/(loss)	(22)	9	—	(13)
Income tax expense	—	(2)	—	(2)
Net current period other comprehensive income/(loss)	(22)	7	—	(15)
Balance, as of June 30, 2024	$(252)	$9	$(66)	$(309)

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of March 31, 2024	$(248)	$9	$(66)	$(305)
Other comprehensive loss	(4)	—	—	(4)
Income tax expense	—	—	—	—
Net current period other comprehensive loss	(4)	—	—	(4)
Balance, as of June 30, 2024	$(252)	$9	$(66)	$(309)

10.    Income Taxes
Our effective tax rate was 24% and 22% during the six months ended June 30, 2025 and 2024, respectively, and 24% and 26% during the three months ended June 30, 2025 and 2024, respectively. The effective tax rate for the six months ended June 30, 2025 was higher than the effective tax rate for the comparable period in 2024 primarily due to deferred tax benefits from state apportionment changes in the prior year period. The effective tax rate for the three months ended June 30, 2025 was lower than the effective tax rate for the comparable period in 2024 primarily due to deferred tax expenses from state apportionment changes in the prior year period and tax benefits resulting from favorable audit settlements in the current year period.

On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was enacted into law. The OBBBA includes significant changes to existing U.S. federal and international tax provisions. These tax law changes did not affect our income tax provision for the six and three months ended June 30, 2025.
The Organisation for Economic Cooperation and Development, or OECD, Global Anti-Base Erosion Pillar Two minimum tax rules, or Pillar Two, which generally provide for a minimum effective tax rate of 15%, are intended to apply to tax years beginning in 2024. The EU member states and many other countries, including the U.K., our most significant non-U.S. jurisdiction, have committed to implement or have already enacted legislation adopting the Pillar Two rules. In July 2023, the U.K. enacted the U.K. Finance Act 2023, effective as of January 1, 2024, which included provisions to implement certain portions of the Pillar Two minimum tax rules and included an election to apply a transitional safe harbor to extend certain effective dates to accounting periods commencing on or before December 31, 2026 and ending on or before June 30, 2028. These Pillar Two rules, including those in the U.K., did not have a material impact on our financial statements as of June 30, 2025 or December 31, 2024.

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

As of June 30, 2025 and December 31, 2024, the ICE Clearing Houses had received or had been pledged $192.9 billion and $173.1 billion, respectively, in cash and non-cash collateral in original margin and guaranty fund deposits to cover price movements of underlying contracts for both periods.
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
In addition, we have contributed our own capital that could be used if a defaulting Member’s original margin and guaranty fund deposits are insufficient. Such amounts are recorded as long-term restricted cash and cash equivalents and long-term restricted investments in our balance sheets and are as follows (in millions):

	ICE Portion of Guaranty Fund Contribution		Default insurance
Clearing House	As of June 30, 2025	As of December 31, 2024	As of June 30, 2025	As of December 31, 2024
ICE Clear Europe	$197	$197	$100	$100
ICE Clear U.S.	75	75	25	25
ICE Clear Credit	50	50	75	75
ICE Clear Netherlands	2	2	N/A	N/A
ICE Clear Singapore	1	1	N/A	N/A
ICE NGX	45	45	200	200
Total	$370	$370	$400	$400
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
As of June 30, 2025, ICE NGX maintained a guaranty fund of $215 million, comprising $15 million in cash and a $200 million letter of credit backed by a default insurance policy of the same amount, discussed below. Separately, ICE NGX has also set aside $30 million of its own capital that could be used for liquidity purposes if a direct participant of the ICE NGX clearing house, or Contracting Party, defaulted.
Below is a depiction of our Default Waterfall which summarizes the lines of defense and layers of protection we maintain for our mutualized clearing houses.

ICE Clearing House Default Waterfall
Cash and Invested Margin Deposits
We have recorded cash and invested margin and guaranty fund deposits and amounts due in our balance sheets as current assets with corresponding current liabilities to the Members. As of June 30, 2025, our cash and invested margin deposits were as follows (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$49,838	$23,160	$7,410	$—	$4	$80,412
Unsettled variation margin, net	—	—	—	876	—	876
Guaranty fund	2,489	4,186	762	—	5	7,442
Delivery contracts receivable/payable, net	—	—	—	438	—	438
Total	$52,327	$27,346	$8,172	$1,314	$9	$89,168

As of December 31, 2024, our cash and invested margin deposits were as follows (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$45,427	$23,843	$7,069	$—	$4	$76,343
Unsettled variation margin, net	—	—	—	934	—	934
Guaranty fund	2,353	3,312	660	—	5	6,330
Delivery contracts receivable/payable, net	—	—	—	705	—	705
Total	$47,780	$27,155	$7,729	$1,639	$9	$84,312
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
To provide a tool to address the liquidity needs of our clearing houses and manage the liquidation of margin and guaranty fund deposits held in the form of cash and high quality sovereign debt, ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. have entered into Committed Repurchase Agreement Facilities, or Committed Repo. Additionally, ICE Clear Credit and ICE Clear Netherlands have entered into Committed FX Facilities to support these liquidity needs. As of June 30, 2025, the following facilities were in place:
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
Details of our deposits are as follows (in millions):

Cash and Cash Equivalent Margin Deposits and Guaranty Funds
Clearing House	Investment Type	As of June 30, 2025	As of December 31, 2024
ICE Clear Europe	National bank account	$6,190	$4,817
ICE Clear Europe	Reverse repo	43,511	37,276
ICE Clear Europe	Sovereign debt	840	4,515
ICE Clear Europe	Demand deposits	153	648
ICE Clear Credit	National bank account	18,702	20,369
ICE Clear Credit	Reverse repo	5,245	4,089
ICE Clear Credit	Demand deposits	3,399	2,697
ICE Clear U.S.	Reverse repo	7,675	7,382
ICE Clear U.S.	Sovereign debt	497	347
Other ICE Clearing Houses	Demand deposits	9	9
Total cash and cash equivalent margin deposits and guaranty funds		$86,221	$82,149

Invested Deposits, Delivery Contracts Receivable and Unsettled Variation Margin
Clearing House	Investment Type	As of June 30, 2025	As of December 31, 2024
ICE NGX	Unsettled variation margin and delivery contracts receivable	$1,314	$1,639
ICE Clear Europe	Invested deposits - sovereign debt	1,633	524
Total invested deposits, delivery contracts receivable and unsettled variation margin		$2,947	$2,163

Other Deposits
In addition to the cash and invested deposits above, the ICE Clearing Houses have also received other assets from Members, which include government obligations, and may include other non-cash collateral such as letters of credit at ICE NGX, European emission allowance certificates or gold at ICE Clear Europe, to mitigate credit risk. For certain deposits, we may impose discount or “haircut” rates to ensure adequate collateral if market values fluctuate. These other deposits are not reflected in our consolidated balance sheets as the risks and rewards of these assets remain with the Members unless the clearing houses have sold or re-pledged the assets or in the event of a clearing member default, where the Member is no longer entitled to redeem the assets. With the exception of cash collateral, any income, gain or loss accrues to the Members. The ICE Clearing Houses do not, in the ordinary course, rehypothecate or re-pledge these assets. These pledged assets are not reflected in our balance sheets, and are as follows (in millions):

	As of June 30, 2025
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$41,208	$38,619	$15,339	$—	$95,166
Letters of credit	—	—	—	4,142	4,142
Emissions certificates at fair value	886	—	—	—	886
ICE NGX cash deposits	—	—	—	777	777
Total	$42,094	$38,619	$15,339	$4,919	$100,971
Guaranty fund:
Government securities at face value	$639	$1,826	$299	$—	$2,764

	As of December 31, 2024
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$33,884	$31,590	$15,186	$—	$80,660
Letters of credit	—	—	—	4,391	4,391
Emissions certificates at fair value	585	—	—	—	585
ICE NGX cash deposits	—	—	—	723	723
Total	$34,469	$31,590	$15,186	$5,114	$86,359
Guaranty fund:
Government securities at face value	$747	$1,389	$281	$—	$2,417
ICE NGX
ICE NGX owns a clearing house that administers the physical delivery of energy and environmental trading contracts. ICE NGX is the central counterparty to Members on opposite sides of its physically-settled contracts, and the balance related to delivered but unpaid contracts is recorded as a delivery contract net receivable, with an offsetting delivery contract net payable in our balance sheets. Unsettled variation margin equal to the fair value of open contracts is recorded as of each balance sheet date. There is no impact on our consolidated statements of income as an equal amount is recognized as both an asset and a liability. ICE NGX marks all of its outstanding physical natural gas, physical environmental and physical power contracts to market daily and requires full collateralization of net accrued variation losses. Due to the highly liquid nature and the short period of time to maturity, the fair values of our delivery contract net payable and net receivable are determined to approximate carrying value.
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
As of June 30, 2025, ICE NGX maintains a guaranty fund of $215 million funded by a $200 million letter of credit issued by a major Canadian chartered bank and backed by default insurance underwritten by Export Development Canada, or EDC, a Crown corporation operated at arm’s length from the Canadian government, plus $15 million held as restricted cash to fund the first loss amount that ICE NGX is responsible for under the default insurance policy. In the event of a participant default where the Member’s collateral is depleted, the shortfall would be covered by a draw down on the letter of credit following which ICE NGX would file a claim under the default insurance to recover additional losses up to $200 million beyond the $15 million first-loss amount that ICE NGX is responsible for under the default insurance policy. ICE NGX has also set aside $30 million of its own capital that could be used for liquidity purposes in the event of a Contracting Party default.
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
We also performed assessments to determine the fair value of our counterparty performance guarantee taking into consideration factors such as daily settlement of contracts, margining and collateral requirements, other elements of our risk management program, historical evidence of default payments, and estimated probability of potential default payouts by the ICE Clearing Houses. Based on these analyses, the estimated counterparty performance guarantee liability was determined to be nominal, and no liability was recorded as of June 30, 2025. The ICE Clearing Houses have never experienced an incident of a clearing member default which has required the use of the guaranty funds of non-defaulting clearing members or the assets of the ICE Clearing Houses.

12.    Legal Proceedings
In the ordinary course of our business, from time to time we are subject to legal proceedings, lawsuits, government investigations and other claims with respect to a variety of matters. In addition, we are subject to periodic reviews, inspections, examinations and investigations by regulators in the U.S. and other jurisdictions, any of which may result in claims, legal proceedings, assessments, fines, penalties, restrictions on our business or other sanctions. We record estimated expenses and reserves for legal or regulatory matters or other claims when these matters present loss contingencies that are probable and the related amount is reasonably estimable and gain contingencies when they become certain. Any such accruals may be adjusted as circumstances change. Assessments of losses are inherently subjective and involve unpredictable factors. While the outcome of legal and regulatory matters is inherently difficult to predict and/or the range of loss often cannot be reasonably estimable, we do not believe that the liabilities, if any, which may ultimately result from the resolution of the various legal and regulatory matters that arise in the ordinary course of our business are likely to have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to these legal and regulatory matters. A range of possible losses related to certain cases cannot be reasonably estimated at this time, except for $19 million of accruals related to regulatory matters, of which $4 million was recorded during the six months ended June 30, 2025. Individual matter disclosures in this Form 10-Q are limited to new significant matters or significant updates on existing matters since our 2024 Form 10-K.
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
Financial assets and liabilities recorded or disclosed at fair value in the consolidated balance sheets as of June 30, 2025 and December 31, 2024 were classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement.
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
We did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of June 30, 2025 or December 31, 2024.
See Note 11 for the fair value considerations related to our margin deposits, guaranty funds and delivery contracts receivable.
Non-Recurring Fair Value Measurements
We measure certain assets, such as intangible assets and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of June 30, 2025, none of our intangible assets or equity method investments were required to be recorded at fair value since no impairments were identified. During the six and three months ended June 30, 2024, with the exception of a $3 million impairment of a developed technology intangible asset within the Exchanges segment, none of our intangible assets or equity method investments were required to be recorded at fair value since no impairments were identified.
During the six and three months ended June 30, 2025, we recorded a gain of $2 million on one of our other equity method investments.
We measure certain equity investments at fair value on a non-recurring basis using our policy election under ASC 321. During the six and three months ended June 30, 2025, no material adjustments were recorded. With the exception of a fair value loss of $3 million, which we recorded during the three months ended March 31, 2024, no other adjustments were required during the six and three months ended June 30, 2024.
Financial Instruments Not Measured at Fair Value
The table below displays the fair value of our debt as of June 30, 2025. The fair values of our fixed rate notes were estimated using Level 2 inputs including quoted market prices for these instruments. The fair value of our commercial paper was estimated using Level 2 inputs. The commercial paper includes a discount and fair value was determined to approximate the carrying value due to the short term to maturity.

	As of June 30, 2025
	(in millions)
Debt:	Carrying Amount	Fair value
Commercial Paper	$601	$601
2025 Senior Notes (3.75%; unsecured due December 1, 2025)	1,249	1,246
2027 Senior Notes (4.00%; unsecured due September 15, 2027)	1,493	1,494
2027 Senior Notes (3.10%; unsecured due September 15, 2027)	499	489
2028 Senior Notes (3.625%; unsecured due September 1, 2028)	946	981
2028 Senior Notes (3.75%; unsecured due September 21, 2028)	597	591
2029 Senior Notes (4.35%; unsecured due June 15, 2029)	1,244	1,255
2030 Senior Notes (2.10%; unsecured due June 15, 2030)	1,241	1,121
2031 Senior Notes (5.25%; unsecured due June 15, 2031)	744	779
2032 Senior Notes (1.85%; unsecured due September 15, 2032)	1,488	1,246
2033 Senior Notes (4.60%; unsecured due March 15, 2033)	1,491	1,494
2040 Senior Notes (2.65%; unsecured due September 15, 2040)	1,234	906
2048 Senior Notes (4.25%; unsecured due September 21, 2048)	1,233	1,033
2050 Senior Notes (3.00%; unsecured due June 15, 2050)	1,223	818
2052 Senior Notes (4.95%; unsecured due June 15, 2052)	1,467	1,359
2060 Senior Notes (3.00%; unsecured due September 15, 2060)	1,473	915
2062 Senior Notes (5.20%; unsecured due June 15, 2062)	985	934
Total debt	$19,208	$17,262

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
The information and amounts presented in the tables below align with the segment-level information regularly provided to our CODM. While revenues are recorded specifically in the segment in which they are earned or to which they relate, a significant portion of our operating expenses are not solely related to a specific segment because the expenses serve functions that are necessary for the operation of more than one segment. We directly allocate expenses when reasonably possible to do so. Otherwise, we use a pro-rata revenue approach as the allocation method for the expenses that do not relate solely to one segment and serve functions that are necessary for the operation of all segments. Our significant expense categories are other operating expenses, depreciation and amortization expense and acquisition-related transaction and integration costs. Other operating expenses include the aggregate of compensation and benefits, professional services, technology and communication, rent and occupancy and selling, general and administrative expenses.
Our CODM does not review total assets or statements of income below operating income by segment; therefore, such information is not presented below. Our three segments do not engage in intersegment transactions.

During the six months ended June 30, 2025, we changed the caption of a disaggregated revenue line item in our Fixed Income and Data Services segment previously presented as "Other data and network services" to "Data and network technology" within the tables below. This name change was made to better reflect the nature of the revenues included in this caption and did not impact the measurement or classification of revenue included in this caption.
Financial data for our business segments is as follows for the six and three months ended June 30, 2025 and 2024 (in millions):

	Six Months Ended June 30, 2025
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$1,152	$—	$—	$1,152
Agricultural and metals futures and options	129	—	—	129
Financial futures and options	314	—	—	314
Cash equities and equity options	1,717	—	—	1,717
OTC and other	199	—	—	199
Data and connectivity services	501	—	—	501
Listings	245	—	—	245
Fixed income execution	—	63	—	63
CDS clearing	—	176	—	176
Fixed income data and analytics	—	605	—	605
Data and network technology	—	349	—	349
Origination technology	—	—	362	362
Closing solutions	—	—	105	105
Servicing software	—	—	441	441
Data and analytics	—	—	133	133
Revenues	4,257	1,193	1,041	6,491
Transaction-based expenses	1,475	—	—	1,475
Revenues, less transaction-based expenses	2,782	1,193	1,041	5,016
Other operating expenses	579	564	529	1,672
Depreciation and amortization	127	170	487	784
Acquisition-related transaction and integration costs	1	—	41	42
Operating expenses	707	734	1,057	2,498
Operating income/(loss)	$2,075	$459	$(16)	$2,518
Total other income/(expense), net				(319)
Income before income tax expense				$2,199

	Three Months Ended June 30, 2025
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$595	$—	$—	$595
Agricultural and metals futures and options	65	—	—	65
Financial futures and options	158	—	—	158
Cash equities and equity options	842	—	—	842
OTC and other	96	—	—	96
Data and connectivity services	255	—	—	255
Listings	123	—	—	123
Fixed income execution	—	32	—	32
CDS clearing	—	82	—	82
Fixed income data and analytics	—	306	—	306
Data and network technology	—	177	—	177
Origination technology	—	—	187	187
Closing solutions	—	—	58	58
Servicing software	—	—	220	220
Data and analytics	—	—	66	66
Revenues	2,134	597	531	3,262
Transaction-based expenses	719	—	—	719
Revenues, less transaction-based expenses	1,415	597	531	2,543
Other operating expenses	289	287	265	841
Depreciation and amortization	64	86	245	395
Acquisition-related transaction and integration costs	—	—	10	10
Operating expenses	353	373	520	1,246
Operating income	$1,062	$224	$11	$1,297
Total other income/(expense), net				(165)
Income before income tax expense				$1,132

	Six Months Ended June 30, 2024
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$926	$—	$—	$926
Agricultural and metals futures and options	143	—	—	143
Financial futures and options	267	—	—	267
Cash equities and equity options	1,301	—	—	1,301
OTC and other	204	—	—	204
Data and connectivity services	475	—	—	475
Listings	244	—	—	244
Fixed income execution	—	56	—	56
CDS clearing	—	171	—	171
Fixed income data and analytics	—	581	—	581
Data and network technology	—	325	—	325
Origination technology	—	—	354	354
Closing solutions	—	—	96	96
Servicing software	—	—	426	426
Data and analytics	—	—	129	129
Revenues	3,560	1,133	1,005	5,698
Transaction-based expenses	1,091	—	—	1,091
Revenues, less transaction-based expenses	2,469	1,133	1,005	4,607
Other operating expenses	550	550	565	1,665
Depreciation and amortization	132	161	469	762
Acquisition-related transaction and integration costs	—	—	51	51
Operating expenses	682	711	1,085	2,478
Operating income/(loss)	$1,787	$422	$(80)	$2,129
Total other income/(expense), net				(304)
Income before income tax expense				$1,825

	Three Months Ended June 30, 2024
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$469	$—	$—	$469
Agricultural and metals futures and options	71	—	—	71
Financial futures and options	132	—	—	132
Cash equities and equity options	691	—	—	691
OTC and other	101	—	—	101
Data and connectivity services	240	—	—	240
Listings	122	—	—	122
Fixed income execution	—	30	—	30
CDS clearing	—	78	—	78
Fixed income data and analytics	—	293	—	293
Data and network technology	—	164	—	164
Origination technology	—	—	180	180
Closing solutions	—	—	52	52
Servicing software	—	—	212	212
Data and analytics	—	—	62	62
Revenues	1,826	565	506	2,897
Transaction-based expenses	580	—	—	580
Revenues, less transaction-based expenses	1,246	565	506	2,317
Other operating expenses	294	276	285	855
Depreciation and amortization	62	81	238	381
Acquisition-related transaction and integration costs	—	—	15	15
Operating expenses	356	357	538	1,251
Operating income/(loss)	$890	$208	$(32)	$1,066
Total other income/(expense), net				(205)
Income before income tax expense				$861
No customer accounted for more than 10% of our consolidated revenues, less transaction-based expenses during the six and three months ended June 30, 2025 or 2024.

15.    Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the six and three months ended June 30, 2025 and 2024 (in millions, except per share amounts):

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Basic:
Net income attributable to Intercontinental Exchange, Inc.	$1,648	$1,399	$851	$632
Weighted average common shares outstanding	574	573	573	573
Basic earnings per common share	$2.87	$2.44	$1.49	$1.10
Diluted:
Weighted average common shares outstanding	574	573	573	573
Effect of dilutive securities - stock options and restricted stock	2	2	2	2
Diluted weighted average common shares outstanding	576	575	575	575
Diluted earnings per common share	$2.86	$2.43	$1.48	$1.10
Basic earnings per common share is calculated using the weighted average common shares outstanding during the period.

Common equivalent shares from stock options and restricted stock awards, calculated using the treasury stock method, are included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. There were no antidilutive stock options or restricted stock awards outstanding during the six months ended June 30, 2025, and during the six months ended June 30, 2024, there were 0.6 million outstanding stock options and restricted stock awards excluded from the computation of diluted earnings per common share because had they been included, they would have had an antidilutive effect.

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
•the business environment in which we operate and trends in our industries, including trading volumes, prevalence of clearing, demand for data services, mortgage lending and servicing activity, mortgage delinquencies, fees, changing regulations, competition (including from entrants or non-traditional competitors) and consolidation;
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

Recent Developments
Global Market Conditions
Our results of operations are affected by global economic conditions, including macroeconomic conditions and geopolitical events and conflicts. Recent macroeconomic conditions, including changes in interest rates, inflation and significant market volatility, changes in tariffs and trade policies along with geopolitical concerns, have created ongoing uncertainty and volatility in the global economy and resulted in a dynamic operating environment.
Our business has been impacted positively and negatively by these global economic conditions. For instance, due to market and interest rate volatility, including market volatility during the first half of 2025, we have seen increased trading across a number of our products, such as interest rate and equity futures, credit default swaps and bonds. Conversely, increases in mortgage interest rates over the past several years have resulted in reduced consumer and investor demand for mortgages and adversely impacted the transaction-based revenues in our Mortgage Technology segment. If mortgage rates remain high or further increase, or if mortgage lending practices change, our Mortgage Technology segment revenues may be further impacted. In addition, higher interest rates have resulted, and may continue to result, in higher interest rates for our debt instruments as we refinance our existing indebtedness.
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
Tax Policy Changes
On July 4, 2025, the OBBBA was enacted into law. The OBBBA made significant changes to existing U.S. federal and international tax provisions. The most impactful provisions to our business include immediate expensing of domestic U.S. research and experimental and some capital expenditures, and changes to the U.S. taxation of profits from foreign operations and the foreign-derived intangible income deduction. These provisions may have various impacts which are complicated by their different effective dates and many elections available in the OBBBA, as well as uncertainties around U.S. states’ reactions to these federal tax law changes. We are currently evaluating the impact of these provisions on our overall tax positions including their effect on our current and deferred tax assets and liabilities, effective tax rate and cash tax obligations. The OBBBA does not impact our financial statements for the six and three month periods ended June 30, 2025.
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
Domestic and foreign policy makers continue to review their legal frameworks governing financial markets, and periodically change the laws and regulations that apply to our business and to our customers’ businesses. Our key areas of focus on these evolving efforts are:
•EU Benchmarks Regulation. In May 2025, the amended EU Benchmarks Regulation was published in the Official Journal of the EU. Key changes include reducing the scope to only include benchmarks defined as critical or significant, EU Paris-aligned benchmarks, EU Climate Transition benchmarks and certain commodity benchmarks. ICE Benchmark Administration and ICE Data Indices are seeking recognition from the European Securities and Markets Authority, or ESMA, as a third-country benchmark administrator in advance of the transition period expiration on December 31, 2025.
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
•EMIR 3.0. In June 2025, ESMA released its final report on the Regulatory Technical Standards for the Active Account Requirement under EMIR 3.0. The Active Account Requirement mandates EU market participants to establish accounts for euro-denominated short-term interest rate derivatives at an EU central counterparty and clear a certain number of trades in an EU account. The Active Account Requirement could result in a reduced volume of trading and clearing of euro-denominated short-term interest rate derivatives at ICE Futures Europe and ICE Clear Europe.
•EU Sanctions Against Russia. In July 2025, the EU approved additional sanctions against Russia including the prohibition on importing Russian petroleum refined in other countries. This restriction may impact the Low Sulphur Gasoil contract traded at ICE Futures Europe and cleared at ICE Clear Europe. We are monitoring the developments of the additional sanctions and any impact on our markets.

Consolidated Financial Highlights
The following summarizes our results and significant changes in our consolidated financial performance for the periods presented (dollars in millions, except per share amounts).

(1)    Operating loss from our Mortgage Technology segment was $16 million and $80 million for the six months ended June 30, 2025 and 2024, respectively.
(2)    The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. Adjusted net income attributable to ICE is presented net of taxes. These adjusted numbers are not calculated in accordance with U.S. GAAP. See “—Non-GAAP Financial Measures” below.

	Six Months Ended June 30,			Three Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Revenues, less transaction-based expenses	$5,016	$4,607	9%	$2,543	$2,317	10%
Recurring revenues(1)	$2,492	$2,402	4%	$1,256	$1,206	4%
Transaction revenues, net(1)	$2,524	$2,205	14%	$1,287	$1,111	16%
Operating expenses	$2,498	$2,478	1%	$1,246	$1,251	—%
Adjusted operating expenses(2)	$1,947	$1,877	4%	$983	$947	4%
Operating income	$2,518	$2,129	18%	$1,297	$1,066	22%
Adjusted operating income(2)	$3,069	$2,730	12%	$1,560	$1,370	14%
Operating margin	50%	46%	4 pts	51%	46%	5 pts
Adjusted operating margin(2)	61%	59%	2 pts	61%	59%	2 pts
Other income/(expense), net	$(319)	$(304)	5%	$(165)	$(205)	(19)%
Income tax expense	$522	$403	29%	$267	$222	20%
Effective tax rate	24%	22%	2 pts	24%	26%	(2 pts)
Net income attributable to ICE	$1,648	$1,399	18%	$851	$632	35%
Adjusted net income attributable to ICE(2)	$2,038	$1,728	18%	$1,043	$876	19%
Diluted earnings per share attributable to ICE common stockholders	$2.86	$2.43	18%	$1.48	$1.10	35%
Adjusted diluted earnings per share attributable to ICE common stockholders(2)	$3.54	$3.00	18%	$1.81	$1.52	19%
Cash flows from operating activities	$2,472	$2,205	12%
Free cash flow(3)	$2,116	$1,895	12%
Adjusted free cash flow(3)	$2,023	$1,771	14%

(1) We define recurring revenues as the portion of our revenues that are generally predictable, stable, and can be expected to occur at regular intervals in the future with a relatively high degree of certainty and visibility. We define transaction revenues as those associated with a more specific point-in-time service, such as a trade execution. Management evaluates recurring revenues and transaction revenues, net, when making financial and operating decisions and believes they are a useful metric in evaluating our business performance. The definitions of recurring revenues and transaction revenues are not uniform, and therefore the revenues we consider recurring versus transaction may differ from those of other companies. Recurring and transaction revenues are operating metrics and do not necessarily reflect the pattern of revenue recognition in accordance with GAAP and should not be considered a substitute for GAAP revenue.

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
•Revenues, less transaction-based expenses, increased $409 million and $226 million for the six and three months ended June 30, 2025, respectively, from the comparable periods in 2024. See "—Exchanges Segment", "—Fixed Income and Data Services Segment" and "—Mortgage Technology Segment" below for a discussion of the significant changes in our revenues. The change in revenues during the six and three months ended June 30, 2025 includes $13 million and $21 million, respectively, in favorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable periods in 2024.
•Operating expenses increased $20 million and decreased $5 million for the six and three months ended June 30, 2025, respectively, from the comparable periods in 2024. See "—Consolidated Operating Expenses" below for a discussion of the significant changes in our operating expenses. The changes in operating expenses during the six and three months ended June 30, 2025 includes $5 million and $6 million, respectively, in unfavorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable periods in 2024.
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
1,500
1,000
500
0
$2,469
$244
$475
$204
$210
$267
$143
$926
$2,782
$245
$501
$199
$242
$314
$129
$1,152
YTD 2024
YTD 2025
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

	Six Months Ended June 30,			Three Months Ended June 30,
	2025	2024	Change*	2025	2024	Change*
Revenues:
Energy futures and options	$1,152	$926	24%	$595	$469	27%
Agricultural and metals futures and options	129	143	(10)	65	71	(10)
Financial futures and options	314	267	18	158	132	21
Futures and options	1,595	1,336	19	818	672	22
Cash equities and equity options	1,717	1,301	32	842	691	22
OTC and other	199	204	(2)	96	101	(4)
Transaction and clearing, net	3,511	2,841	24	1,756	1,464	20
Data and connectivity services	501	475	5	255	240	6
Listings	245	244	1	123	122	1
Revenues	4,257	3,560	20	2,134	1,826	17
Transaction-based expenses(1)	1,475	1,091	35	719	580	24
Revenues, less transaction-based expenses	2,782	2,469	13	1,415	1,246	14
Other operating expenses	579	550	5	289	294	(2)
Depreciation and amortization	127	132	(4)	64	62	1
Acquisition-related transaction and integration costs	1	—	n/a	—	—	n/a
Operating expenses	707	682	4	353	356	(1)
Operating income	$2,075	$1,787	16%	$1,062	$890	20%

Recurring revenues	$746	$719	4%	$378	$362	5%
Transaction revenues, net	$2,036	$1,750	16%	$1,037	$884	17%

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
For the six and three months ended June 30, 2025, 24% and 23%, respectively, of our Exchanges segment revenues, less transaction-based expenses, were billed in pounds sterling or euros. For the six and three months ended June 30, 2024, 23% and 22%, respectively, of our Exchanges segment revenues, less transaction-based expenses, were billed in pounds sterling or euros. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Exchanges segment revenues, less transaction-based expenses, were higher by $11 million and $18 million for the six and three months ended June 30, 2025, respectively, from the comparable periods in 2024.
Our Exchange transaction and clearing revenues are presented net of rebates. We recorded rebates of $842 million and $616 million for the six months ended June 30, 2025 and 2024, respectively, and $440 million and $319 million for the three months ended June 30, 2025 and 2024, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. The increase in rebates for the six and three months ended June 30, 2025 was primarily due to higher volumes traded as compared to the comparable periods in 2024.
•Energy Futures and Options: Total volumes in our energy futures and options markets increased 25% for both the six and three months ended June 30, 2025 from the comparable periods in 2024 and revenues increased 24% and 27% for the six and three months ended June 30, 2025, respectively, from the comparable periods in 2024.
–Oil futures and options volume increased 25% and 32% for the six and three months ended June 30, 2025, respectively, from the comparable periods in 2024, due to a confluence of geopolitical risks and macroeconomic uncertainty.
–Global natural gas futures and options volume increased 24% and 14% for the six and three months ended June 30, 2025, respectively, from the comparable periods in 2024. The volume increase in our North American gas products was driven by volatility related to shifting supply and demand dynamics. In addition, continued growth in our TTF complex was, in part, driven by supply disruption and geopolitical uncertainty.
–Environmentals and other futures and options volume increased 15% and 6% for the six and three months ended June 30, 2025, respectively, from the comparable periods in 2024, due to higher power and environmental volumes compared to the prior year periods.
•Agricultural and Metals Futures and Options: Total volumes in our agricultural and metals futures and options markets decreased 11% and 8% for the six and three months ended June 30, 2025, respectively, from the comparable periods in 2024 and revenues decreased 10% for both the six and three months ended June 30, 2025 from the comparable periods in 2024. In the first half of 2025, increased sugar, cotton, and canola volumes were more than offset by lower coffee and cocoa volumes.
–Sugar futures and options volumes increased 11% and 2% for the six and three months ended June 30, 2025, respectively, from the comparable periods in 2024, driven by volatility related to shifting supply and demand dynamics.
–Other agricultural and metal futures and options volume decreased 23% and 15% for the six and three months ended June 30, 2025, respectively, from the comparable periods in 2024, primarily driven by elevated prices related to supply constraints, geopolitical risks and shifting demand impacting our coffee and cocoa markets.
•Financial Futures and Options: Total volumes in our financial futures and options markets increased 28% for both the six and three months ended June 30, 2025 from the comparable periods in 2024 and revenues increased 18% and 21% for the six and three months ended June 30, 2025, respectively, from the comparable periods in 2024. The first half of 2025 benefited from higher volatility related to market uncertainties surrounding trade policy, central bank policy and geopolitical events.
–Interest rate futures and options volume increased 32% for both the six and three months ended June 30, 2025 from the comparable periods in 2024 and revenue increased 22% and 27% for the six and three months ended June 30, 2025, respectively, from the comparable periods in 2024, driven by elevated volatility related to divergence of rate paths by central banks and trade policy uncertainty.
–Other financial futures and options volume, which includes our MSCI®, FTSE® and NYSE FANG+ equity indices, U.S. Dollar Index and foreign exchange products, increased 3% and 2% for the six and three months ended June 30, 2025, respectively, from the comparable periods in 2024 and revenue increased 8% and 7% for the six and three months ended June 30, 2025, respectively, from the comparable periods in 2024. The overall increase in other financial futures and options volume was primarily due to higher equity market volatility than during the comparable periods in 2024.
•Cash Equities and Equity Options: Cash equities volume increased 34% and 47% for the six and three months ended June 30, 2025, respectively, from the comparable periods in 2024, primarily due to higher industry volumes. Cash equities revenues, net of transaction-based expenses, were $164 million and $151 million for the six months ended June 30, 2025 and 2024, respectively, and $83 million and $80 million for the three months ended June 30, 2025 and 2024, respectively. The increase in revenues was driven by an increase in volume, partially offset by lower market share. Equity options volume increased 6% and 5% for the six and three months ended June 30, 2025, respectively, from the comparable periods in 2024, driven by higher industry volumes. Equity options revenues, net of transaction-based expenses, were $78 million and $59 million for the six months ended June 30, 2025 and 2024, respectively, and $40 million and $31 million for the three months ended June 30, 2025 and 2024, respectively.
•OTC and Other: OTC and other transactions include revenues from our OTC energy business and other trade confirmation services, as well as net interest income and fees on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, exchange membership fees and agricultural grading and certification fees. Our OTC and other revenues decreased 2% and 4% for the six and three months ended June 30, 2025, respectively, from the comparable periods in 2024.
•Data and Connectivity Services: Our data and connectivity services revenues increased 5% and 6% for the six and three months ended June 30, 2025, respectively, from the comparable periods in 2024. The increase in revenue was driven by the strong retention rate of existing customers, the addition of new customers and increased purchases by existing customers.
•Listings Revenues: Through NYSE, NYSE American, NYSE Arca and NYSE Texas, we generate listings revenue related to the provision of listings services for public companies and ETFs, and related corporate actions for listed companies. Listings revenues increased 1% for both the six and three months ended June 30, 2025 from the comparable periods in 2024. All listings fees are billed upfront, and revenues are recognized over time as the identified performance obligations are satisfied.
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
The following charts and tables present trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts):

Volume and Rate per Contract

	Six Months Ended June 30,			Three Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Number of contracts traded (in millions):
Energy futures and options	673	541	25%	342	275	25%
Agricultural and metals futures and options	57	64	(11)	28	31	(8)
Financial futures and options	512	400	28	257	200	28
Total	1,242	1,005	24%	627	506	24%
Average daily volume of contracts traded (in thousands):
Energy futures and options	5,475	4,361	26%	5,519	4,354	27%
Agricultural and metals futures and options	465	516	(10)	459	490	(6)
Financial futures and options	4,073	3,158	29	4,080	3,130	30
Total	10,013	8,035	25%	10,058	7,974	26%
Rate per contract:
Energy futures and options	$1.71	$1.71	—%	$1.74	$1.71	2%
Agricultural and metals futures and options	$2.25	$2.23	1%	$2.26	$2.31	(2)%
Financial futures and options	$0.61	$0.66	(8)%	$0.61	$0.65	(6)%

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

Open Interest

	As of June 30,
	2025	2024	Change
Open interest — in thousands of contracts:
Energy futures and options	63,985	61,674	4%
Agricultural and metals futures and options	2,996	3,785	(21)
Financial futures and options	31,631	24,894	27
Total	98,612	90,353	9%

The following charts and tables present selected cash and equity options trading data. All trading volume below is presented as average net daily trading volume, or ADV, and is single counted:

	Six Months Ended June 30,			Three Months Ended June 30,
	2025	2024	Change	2025	2024	Change
NYSE cash equities (shares in millions):
Total cash handled volume (ADV)	3,301	2,464	34%	3,654	2,489	47%
Total cash market share matched	19.0%	20.6%	(1.6 pts)	19.5%	20.8%	(1.3 pt)
NYSE equity options (contracts in thousands):
NYSE equity options volume (ADV)	9,953	9,366	6%	9,829	9,405	5%
Total equity options volume (ADV)	53,019	42,675	24%	52,452	42,059	25%
NYSE share of total equity options	18.8%	21.9%	(3.1 pts)	18.7%	22.4%	(3.7 pts)
Revenue capture or rate per contract:
Cash equities rate per contract (per 100 shares)	$0.041	$0.050	(18)%	$0.037	$0.052	(29)%
Equity options rate per contract	$0.06	$0.05	27%	$0.06	$0.05	27%
Handled volume represents the total number of shares of equity securities, ETFs and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
Transaction-Based Expenses
Our equities and equity options markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. Section 31 fees are recorded on a gross basis as a component of transaction and clearing fee revenue. These Section 31 fees are assessed to recover the government’s costs of supervising and regulating the securities markets and professionals and are subject to change. We, in turn, collect corresponding activity assessment fees from member organizations clearing or settling trades on the equities and options exchanges, and recognize these amounts in our transaction and clearing revenues when invoiced. The activity assessment fees are designed to equal the Section 31 fees. As a result, activity assessment fees and the corresponding Section 31 fees do not have an impact on our net income, although the timing of payment by us will vary from collections. Section 31 fees were $412 million and $205 million for the six months ended June 30, 2025 and 2024, respectively, and $150 million and $138 million for the three months ended June 30, 2025 and 2024, respectively. The increase in Section 31 fees during the six months ended June 30, 2025 was primarily due to an increase in volumes during the period combined with higher rates and the increase in Section 31 fees during the three months ended June 30, 2025 was primarily due to an increase in volumes, partially offset by lower rates. The fees we collect are included in cash at the time of receipt and we remit the amounts to the SEC twice a year as required. The total amount of Section 31 fees payable is included in current liabilities and was $409 million as of June 30, 2025.
We make liquidity payments to cash and options trading customers, as well as routing charges made to other exchanges which are included in transaction-based expenses. We incur routing charges when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We record routing charges on a gross basis as a component of transaction and clearing fee revenue. Cash liquidity payments, routing and clearing fees were $1.1 billion and $886 million for the six months ended June 30, 2025 and 2024, respectively, and $569 million and $442 million for the three months ended June 30, 2025 and 2024, respectively.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Exchanges segment's operating expenses, operating income and operating margin (dollars in millions). See “—Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Exchanges Segment:	Six Months Ended June 30,			Three Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Operating expenses	$707	$682	4%	$353	$356	(1)%
Adjusted operating expenses(1)	$671	$618	9%	$337	$311	8%
Operating income	$2,075	$1,787	16%	$1,062	$890	20%
Adjusted operating income(1)	$2,111	$1,851	14%	$1,078	$935	15%
Operating margin	75%	72%	3 pts	75%	71%	4 pts
Adjusted operating margin(1)	76%	75%	1 pt	76%	75%	1 pt

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

	Six Months Ended June 30,			Three Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Revenues:
Fixed income execution	$63	$56	12%	$32	$30	8%
CDS clearing	176	171	3	82	78	5
Fixed income data and analytics	605	581	4	306	293	4
Fixed income and credit	844	808	4	420	401	5
Data and network technology	349	325	7	177	164	8
Revenues	1,193	1,133	5	597	565	6
Other operating expenses	564	550	3	287	276	4
Depreciation and amortization	170	161	6	86	81	7
Operating expenses	734	711	3	373	357	5
Operating income	$459	$422	9%	$224	$208	7%

Recurring revenues	$954	$906	5%	$483	$457	6%
Transaction revenues	$239	$227	5%	$114	$108	6%
In the table above, we consider fixed income data and analytics revenues and data and network technology revenues to be recurring revenues.
During the six months ended June 30, 2025, we changed the caption of a disaggregated revenue line item in our Fixed Income and Data Services segment previously presented as "Other data and network services" to "Data and network technology" within the table above. This name change was made to better reflect the nature of the revenues included in this caption and did not impact the measurement or classification of revenue included in this caption.
For the six and three months ended June 30, 2025, 10% and 11%, respectively, of our Fixed Income and Data Services segment revenues were billed in pounds sterling or euros. For both of the six and three months ended June 30, 2024, 11% of our Fixed Income and Data Services segment revenues were billed in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues denominated in foreign currencies changes accordingly. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Fixed Income and Data Services revenues were higher by $2 million and $3 million for the six and three months ended June 30, 2025, respectively, from the comparable periods in 2024.
Fixed Income and Data Services Revenues
Our Fixed Income and Data Services revenues increased 5% and 6% for the six and three months ended June 30, 2025, respectively, from the comparable periods in 2024, primarily due to strength in our fixed income data and analytics products and our data and network technology.
•Fixed Income Execution: Fixed income execution includes revenues from ICE Bonds. Execution fees are reported net of rebates, which were $6 million and $4 million for the six and three months ended June 30, 2025, respectively, and $5 million and $2 million for the six and three months ended June 30, 2024, respectively. Our fixed income execution revenues increased 12% and 8% for the six and three months ended June 30, 2025, respectively, from the comparable periods in 2024 driven by market volatility related to geopolitical and macroeconomic uncertainty.
•CDS Clearing: CDS clearing revenues increased 3% and 5% for the six and three months ended June 30, 2025, respectively, from the comparable periods in 2024. The notional value of CDS cleared was $12.8 trillion and $9.1 trillion for the six months ended June 30, 2025 and 2024, respectively, and $5.8 trillion and $4.1 trillion for the three months ended June 30, 2025 and 2024, respectively. The overall increase in the notional value of CDS cleared was primarily driven by market volatility related to geopolitical and macroeconomic uncertainty.
•Fixed Income Data and Analytics: Our fixed income data and analytics revenues increased 4% for both the six and three months ended June 30, 2025 from the comparable periods in 2024 due to growth in our pricing and reference data business and strength in our index business.
•Data and Network Technology: Our data and network technology revenues increased 7% and 8% for the six and three months ended June 30, 2025, respectively, from the comparable periods in 2024, driven by growth in our ICE Global Network offering, coupled with strength in our consolidated feeds, desktop and derivative analytics revenues.

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
As of June 30, 2025, ASV was $1.927 billion, which increased 7.3% compared to the ASV as of June 30, 2024. ASV represents nearly 100% of total data services revenues for this segment. This does not adjust for year-over-year foreign exchange fluctuations.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Fixed Income and Data Services segment's operating expenses, operating income and operating margin (dollars in millions). See “—Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Fixed Income and Data Services Segment:	Six Months Ended June 30,			Three Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Operating expenses	$734	$711	3%	$373	$357	5%
Adjusted operating expenses(1)	$659	$620	6%	$336	$311	8%
Operating income	$459	$422	9%	$224	$208	7%
Adjusted operating income(1)	$534	$513	4%	$261	$254	3%
Operating margin	38%	37%	1 pt	37%	37%	—
Adjusted operating margin(1)	45%	45%	—	44%	45%	(1 pt)

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

Mortgage Technology Segment
The following charts and table present our selected statements of income data for our Mortgage Technology segment (dollars in millions):

REVENUES
1,200
1,000
800
600
400
200
0
$ (Millions)
$1,005
$1,041
$129
$133
$426
$441
$96
$105
$354
$362
YTD 2024
YTD 2025
Data and analytics
Servicing software
Closing solutions
Origination technology

(1)    The adjusted figures in the charts above are calculated by excluding items that are not reflective of our cash operations and core business performance. As a result, these adjusted figures are not calculated in accordance with U.S. GAAP. See “—Non-GAAP Financial Measures” below.

	Six Months Ended June 30,			Three Months Ended June 30,
	2025	2024	Change	2025	2024	Change*
Revenues:
Origination technology	$362	$354	2%	$187	$180	4%
Closing solutions	105	96	9	58	52	10
Servicing software	441	426	4	220	212	4
Data and analytics	133	129	3	66	62	7
Revenues	1,041	1,005	4	531	506	5
Other operating expenses	529	565	(6)	265	285	(7)
Depreciation and amortization	487	469	4	245	238	3
Acquisition-related transaction and integration costs	41	51	(19)	10	15	(30)
Operating expenses	1,057	1,085	(3)	520	538	(3)
Operating income/(loss)	$(16)	$(80)	(79)%	$11	$(32)	n/a

Recurring revenues	$792	$777	2%	$395	$387	2%
Transaction revenues	$249	$228	10%	$136	$119	15%
*Percentage changes in the table above deemed "n/a" are not meaningful
In the table above, we consider subscription fees to be recurring revenues. Each revenue classification above contains a mix of recurring and transaction revenues based on the various service offerings described in more detail below.
Mortgage Technology Revenues
Our mortgage technology revenues are derived from our comprehensive, end-to-end U.S. residential mortgage platform. Our mortgage technology business is intended to enable greater workflow efficiency and mitigate risks for customers throughout the mortgage life cycle. Mortgage technology revenues increased 4% and 5% for the six and three months ended June 30, 2025, respectively, from the comparable periods in 2024.
•Origination technology: Our origination technology revenues increased 2% and 4% for the six and three months ended June 30, 2025, respectively, from the comparable periods in 2024, driven by Encompass and Encompass Network revenues. Our origination technology acts as a system of record for the mortgage transaction, automating the gathering, reviewing, and verifying of mortgage-related information and enabling automated enforcement of rules and business practices designed to help ensure that each completed loan transaction is of high quality and adheres to secondary market standards. These revenues are based on recurring Software as a Service, or SaaS, subscription fees, with an additive transaction-based or success-based pricing fee as lenders exceed the number of loans closed that are included with their monthly base subscription, as well as professional services.
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
•Closing solutions: Our closing solutions revenues increased 9% and 10% during the six and three months ended June 30, 2025, respectively, from the comparable periods in 2024, driven by continued adoption of digital solutions. Our closing solutions connect key participants, such as lenders, title and settlement agents and individual county recorders, to digitize the closing and recording process. Closing solutions also include revenues from our MERSCORP Holdings, Inc., or MERS, database, which provides a system of record for recording and tracking changes, servicing rights and beneficial ownership interests in loans secured by U.S. residential real estate. Revenues from closing solutions are largely transaction-based and are based on the volume of loans closed.
•Servicing software: Our servicing software revenues increased 4% for both the six and three months ended June 30, 2025 from the comparable periods in 2024, driven by MSP and default management revenues. Our servicing software revenues include integrated mortgage servicing solutions, which help automate all areas of the servicing process, from loan boarding to final payment or default, to help lower costs, reduce risk and improve financial performance. Our servicing solutions support first lien mortgages, home equity loans and lines of credit on a single platform to manage all servicing processes, including loan setup and maintenance, escrow administration, investor reporting, and regulatory requirements. We also provide solutions that provide consumers with access to customized, timely information about their mortgages and allow our clients’ customer service representatives to access the same customer information, which is key to increasing borrower retention. Another servicing solution provides clients, third-party providers and their developers access to our growing catalog of application programming interfaces, or APIs, across the mortgage life cycle. Revenues from servicing solutions are largely subscription-based and recurring in nature based on number of loans serviced.
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
•Data and analytics: Our Data and Analytics revenues increased 3% and 7% during the six and three months ended June 30, 2025, respectively, from the comparable periods in 2024, driven by continued adoption of data solutions and increased purchases by existing customers. Data and Analytics revenues include those related to ICE Mortgage Technology’s Data & Document Automation and Mortgage Analyzer solutions, or Analyzer, which offers customers greater efficiency by streamlining data collection and validation through our automated document recognition and data extraction capabilities. Analyzer revenues can be both recurring and transaction-based in nature. In addition, our data offerings include real-time industry and peer benchmarking tools, which provide originators a granular view into the real-time trends of the U.S. residential mortgage market, as well as credit and prepayment models, custom and proprietary analytics, valuation, and MLS solutions. We also provide de-identified mortgage origination data for lenders and industry participants to access industry data and origination information. Revenues related to our data products are largely subscription-based and recurring in nature. The data and insights from these solutions inform, support and enhance our other solutions to help lenders and servicers make more informed decisions, improve performance, identify and predict risk and generate more qualified leads. Revenues related to our data products are largely subscription-based and recurring in nature.
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

Mortgage Technology Segment:	Six Months Ended June 30,			Three Months Ended June 30,
	2025	2024	Change	2025	2024	Change*
Operating expenses	$1,057	$1,085	(3)%	$520	$538	(3)%
Adjusted operating expenses(1)	$617	$639	(3)%	$310	$325	(5)%
Operating income/(loss)	$(16)	$(80)	(79)%	$11	$(32)	n/a
Adjusted operating income(1)	$424	$366	16%	$221	$181	22%
Operating margin	(2)%	(8)%	6 pts	2%	(6)%	8 pts
Adjusted operating margin(1)	41%	36%	5 pts	42%	36%	6 pts

(1)    The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. These adjusted numbers are not calculated in accordance with GAAP. See “—Non-GAAP Financial Measures”.
*Percentage changes in the table above deemed "n/a" are not meaningful

Consolidated Operating Expenses
The following presents our consolidated operating expenses (dollars in millions):

CONSOLIDATED OPERATING EXPENSES
3,000
2,500
2,000
1,500
1,000
500
0
$ (Millions)
$2,478
$2,498
$762
$784
$656
$611
$125
$123
$935
$980
YTD 2024
YTD 2025
Depreciation and amortization
Technology and communication, rent and occupancy, and selling, general and administrative
Professional services and acquisition-related transaction and integration costs
Compensation and benefits

	Six Months Ended June 30,			Three Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Compensation and benefits	$980	$935	5%	$499	$473	5%
Professional services	81	74	10	41	38	9
Acquisition-related transaction and integration costs	42	51	(17)	10	15	(29)
Technology and communication	428	419	2	215	214	—
Rent and occupancy	41	59	(31)	20	30	(33)
Selling, general and administrative	142	178	(20)	66	100	(33)
Depreciation and amortization	784	762	3	395	381	4
Total operating expenses	$2,498	$2,478	1%	$1,246	$1,251	—%

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
During the six months ended June 30, 2025 and 2024, 8% and 7%, respectively, of our operating expenses were billed in pounds sterling or euros. During the three months ended June 30, 2025 and 2024, 9% and 7%, respectively, of our operating expenses were billed in pounds sterling or euros. Due to fluctuations in the U.S. dollar compared to the pound sterling and euro, our consolidated operating expenses were higher by $5 million and $6 million for the six and three months ended June 30, 2025, respectively, from the comparable periods in 2024.
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

	Six Months Ended June 30,			Three Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Employee headcount	12,806	12,937	(1)%
Stock-based compensation expenses	$106	$104	2%	$54	$53	2%
Employee headcount decreased from the comparable period in 2024 primarily due to headcount reductions in conjunction with realizing synergies from the Black Knight acquisition. Compensation and benefits expense increased $45 million and $26 million for the six and three months ended June 30, 2025, respectively, from the comparable periods in 2024, primarily due to the impact of merit-related pay increases, increased medical claim activity, and the impact of integrating Black Knight employees into our compensation and benefit plans, partially offset by the alignment of the Black Knight capitalized labor process.
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
Professional services expenses increased $7 million and $3 million for the six and three months ended June 30, 2025, respectively, from the comparable periods in 2024, primarily due to increases in NYSE regulatory consulting fees and higher general legal expenses on certain corporate matters.
Acquisition-Related Transaction and Integration Costs
We incurred $42 million and $51 million in acquisition-related transaction and integration costs during the six months ended June 30, 2025 and 2024, respectively, and $10 million and $15 million during the three months ended June 30, 2025 and 2024, respectively, primarily due to integration costs related to Black Knight.
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
Technology and communications expenses increased $9 million and $1 million for the six and three months ended June 30, 2025, respectively, from the comparable periods in 2024 primarily due to increases in hosting, security and customer network costs, combined with rising revenues on certain products causing an increase in our revenue share license expenses. This was partially offset by a decrease in data services costs.
Rent and Occupancy Expenses
Rent and occupancy expense relates to leased and owned property and includes rent, maintenance, real estate taxes, utilities and other related costs. We have significant operations located in the U.S., U.K., and India, with smaller offices located throughout the world.
Rent and occupancy expenses decreased $18 million and $10 million for the six and three months ended June 30, 2025, respectively, from the comparable periods in 2024 primarily due to duplicate rent during the consolidation of and exit from certain of our London and New York leased offices in 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include marketing, advertising, public relations, insurance, bank service charges, dues and subscriptions, travel and entertainment, non-income taxes and other general and administrative costs.
Selling, general and administrative expenses decreased $36 million and $34 million for the six and three months ended June 30, 2025, respectively, from the comparable periods in 2024. The decrease was primarily due to the $30 million of expense for valid claims made following an equity trading issue at NYSE that occurred in June 2024 impacting only the six and three months ended June 30, 2024. The remaining change is due to lower customer acquisition costs at the NYSE partially offset by a $4 million accrual related to a regulatory matter during the six months ended June 30, 2025.
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
We recorded amortization expenses on intangible assets acquired as part of our acquisitions, as well as on other intangible assets of $506 million for both the six months ended June 30, 2025 and 2024, and $253 million and $252 million for the three months ended June 30, 2025 and 2024, respectively. Amortization expense during the six months ended June 30, 2024 includes a $3 million impairment of a developed technology intangible asset.
We recorded depreciation expenses on our fixed assets of $278 million and $256 million for the six months ended June 30, 2025 and 2024, respectively, and $142 million and $129 million for the three months ended June 30, 2025 and 2024, respectively. This change was primarily due to increases in internally developed software assets, partially offset by lower depreciation of computer and network equipment.
Consolidated Non-Operating Income/(Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following tables present our non-operating income/(expenses) (dollars in millions):

	Six Months Ended June 30,			Three Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Other income/(expense):
Interest income	$64	$66	(2)%	$31	$36	(13)%
Interest expense	(407)	(474)	(14)	(201)	(233)	(14)
Other income/(expense), net	24	104	(77)	5	(8)	(164)
Total other income/(expense), net	$(319)	$(304)	5%	$(165)	$(205)	(19)%
Net income attributable to non-controlling interests	$(29)	$(23)	25%	$(14)	$(7)	90%
Interest Income
During the six and three months ended June 30, 2025, we earned interest income of $64 million and $31 million, respectively. During the six and three months ended June 30, 2024, we earned interest income of $66 million and $36 million, respectively. Interest income decreased during the six and three months ended June 30, 2025 from the same periods in 2024 primarily due to lower interest rates which were mostly offset by increased investment balances from the net proceeds of the 2031 Notes.

During the six and three months ended June 30, 2025, we earned $10 million and $3 million in interest income on short term investments related to $500 million of the net proceeds from the 2031 Notes (as defined under "—Debt", below) which we used to repay a portion of the aggregate principal amount of the 2025 Notes at their maturity.

In addition, our clearing houses earned interest income of $40 million and $21 million during the six and three months ended June 30, 2025, respectively, compared to $47 million and $24 million during the six and three months ended June 30, 2024, respectively. The remainder primarily relates to interest earned on various unrestricted and restricted cash balances held within our group entities.
Interest Expense
During the six and three months ended June 30, 2025, we incurred interest expense of $407 million and $201 million, respectively. During the six and three months ended June 30, 2024, we incurred interest expense of $474 million and $233 million, respectively. The decrease in interest expense during the six and three months ended June 30, 2025 from the comparable periods in 2024 primarily relates to decreased borrowings as we continued to pay down debt following the Black Knight acquisition.

•Interest expense incurred on our senior notes was $383 million and $189 million during the six and three months ended June 30, 2025, and $373 million and $189 million during the six and three months ended June 30, 2024. The increase for the six months ended June 30, 2025 was due to interest incurred on the 2031 Notes issued in May 2024, partially offset by decreased interest incurred on the 2025 Notes that matured in May 2025.
•Interest expense incurred on borrowings under our Commercial Paper program was $17 million and $9 million during the six and three months ended June 30, 2025, and $55 million and $27 million during the six and three months ended June 30, 2024. The decrease was primarily due to lower outstanding borrowings during the period.
•We previously had a term loan that we fully repaid in the second quarter of 2024, therefore, we did not incur any interest expense on the term loan during the six and three months ended June 30, 2025. We incurred $39 million and $14 million of interest expense under our term loan obligations during the six and three months ended June 30, 2024.
•The remainder primarily relates to the interest incurred on maintaining our Credit Facility and other facilities within our group entities.
Other Income/(Expense), net
Equity and Equity Method Investments
Our equity method investments include OCC and Bakkt, among others. During the six months ended June 30, 2025 and 2024, we recognized $35 million of our share of estimated equity method investment income, net, and $45 million of our share of estimated equity method investment losses, net, respectively. During the three months ended June 30, 2025 and 2024, we recognized $6 million of our share of estimated equity method investment income, net, and $3 million of our share of estimated equity method investment losses, net, respectively.
The estimated income for the six and three months ended June 30, 2025 is primarily related to our share of net income of OCC. The estimated losses for the six and three months ended June 30, 2024 is primarily related to our investment in Bakkt, partially offset by our share of net income of OCC. Both the six month periods ended June 30, 2025 and 2024 include adjustments to reflect the difference between reported prior period actual results from our original estimates.
During the six and three months ended June 30, 2025, we recorded a gain of $2 million on one of our other equity method investments.
During the six months ended June 30, 2024, we recorded a fair value loss of $3 million on our equity investments that do not have readily determinable fair values.
Legal & Regulatory
During the six months ended June 30, 2024, we recorded a gain of $160 million related to the PennyMac arbitration final award payment.
Other
We incurred foreign currency transaction losses of $13 million and $7 million for the six months ended June 30, 2025 and 2024, respectively, and $3 million for both the three months ended June 30, 2025 and 2024, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. Foreign currency transaction gains and losses are recorded in other income/(expense), net, when the settlement of foreign currency assets, liabilities and payables occur in non-functional currencies and there is an increase or decrease in the period-end foreign currency exchange rates between periods.
Non-controlling Interest
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests. As of June 30, 2025, our non-controlling interests included those related to the non-ICE limited partners' interest in our CDS clearing subsidiaries and non-controlling interests in ICE Futures Abu Dhabi.
As of June 30, 2025, we also had redeemable non-controlling interests, reflected in temporary equity within our consolidated balance sheet, related to a put right held by non-ICE members to require us to purchase their interests in an entity acquired by us in 2024.
Consolidated Income Tax Provision
Consolidated income tax expense was $522 million and $403 million for the six months ended June 30, 2025 and 2024, respectively, and $267 million and $222 million for the three months ended June 30, 2025 and 2024, respectively. The change in consolidated income tax expense between periods was primarily due to the tax impact of changes in our pre-tax income and the changes in our effective tax rate each period.
Our effective tax rate was 24% and 22% during the six months ended June 30, 2025 and 2024, respectively, and 24% and 26% during the three months ended June 30, 2025 and 2024, respectively. The effective tax rate for the six months ended June 30, 2025 was higher than the effective tax rate for the comparable period in 2024 primarily due to deferred tax benefits from state apportionment changes in the prior year period. The effective tax rate for the three months ended June 30, 2025 was lower than the effective tax rate for the comparable period in 2024 primarily due to deferred tax expenses from state apportionment changes in the prior year period and tax benefits resulting from favorable audit settlements in the current year period.
On July 4, 2025, the OBBBA was enacted into law. The OBBBA includes significant changes to existing U.S. federal and international tax provisions. These tax law changes did not affect our income tax provision for the six and three months ended June 30, 2025.
The OECD Global Anti-Base Erosion Pillar Two minimum tax rules, which generally provide for a minimum effective tax rate of 15%, are intended to apply to tax years beginning in 2024. The European Union member states and many other countries, including the U.K., our most significant non-U.S. jurisdiction, have committed to implement or have already enacted legislation adopting the Pillar Two rules. In July 2023, the U.K. enacted the U.K. Finance Act 2023, effective as of January 1, 2024, which included provisions to implement certain portions of the Pillar Two minimum tax rules and included an election to apply a transitional safe harbor to extend certain effective dates to accounting periods commencing on or before December 31, 2026 and ending on or before June 30, 2028. These Pillar Two rules, including those in the U.K., did not have a material impact on our income tax provision as of June 30, 2025.
Foreign Currency Exchange Rate Impact
As an international business, our financial statements are impacted by changes in foreign currency exchange rates. Our exposure to foreign denominated earnings for the six and three months ended June 30, 2025 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Six Months Ended June 30, 2025		Three Months Ended June 30, 2025
	Pound Sterling	Euro	Pound Sterling	Euro
Average exchange rate to the U.S. dollar in the current year period	1.2981	1.0935	1.3353	1.1338
Average exchange rate to the U.S. dollar in the same period in the prior year	1.2653	1.0813	1.2623	1.0766
Average exchange rate increase	3%	1%	6%	5%
Foreign denominated percentage of:
Revenues, less transaction-based expenses	7%	8%	7%	8%
Operating expenses	6%	2%	7%	2%
Operating income	8%	15%	8%	15%
Impact of the currency fluctuations(1) on:
Revenues, less transaction-based expenses	$9	$4	$10	$11
Operating expenses	$4	$1	$4	$2
Operating income	$5	$3	$6	$9

(1)    Represents the impact of currency fluctuation for the six and three months ended June 30, 2025 compared to the same periods in the prior year.
During both the six months ended June 30, 2025 and 2024, 15% of our consolidated revenues, less transaction-based expenses were denominated in pounds sterling or euros. During both the three months ended June 30, 2025 and 2024, 15% of our consolidated revenues, less transaction-based expenses were denominated in pounds sterling or euros.
During the six months ended June 30, 2025 and 2024, 8% and 7% of our consolidated operating expenses were denominated in pounds sterling or euros. During the three months ended June 30, 2025 and 2024, 9% and 7% of our consolidated operating expenses were denominated in pounds sterling or euros.
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
Consolidated cash and cash equivalents were $1.0 billion and $844 million as of June 30, 2025 and December 31, 2024, respectively. We had $1.6 billion and $1.5 billion in short-term and long-term restricted cash and cash equivalents as of June 30, 2025 and December 31, 2024, respectively. We had $190 million and $594 million in short-term and long-term restricted investments as of June 30, 2025 and December 31, 2024, respectively. We had $86.2 billion and $82.1 billion of cash and cash equivalent margin deposits and guaranty funds as of June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025, the amount of unrestricted cash held by our non-U.S. subsidiaries was $428 million. Due to the application of Global Intangible Low-Taxed Income as of January 1, 2018, the majority of our foreign earnings for the period from January 1, 2018 through December 31, 2022 have been subject to immediate U.S. income taxation and can be distributed to the U.S. in the future with no material additional U.S. income tax consequences. We made and intend to apply the high tax exception to Global Intangible Low-Taxed Income in 2023, 2024 and 2025, thus the majority of our foreign earnings in 2023, 2024 and 2025 are not expected to be subject to immediate U.S. income taxation. These foreign earnings can generally be distributed to the U.S. with no material additional U.S. income tax consequences, primarily due to the availability of dividend received deductions.
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
Cash Flow
The following table presents the major components of net changes in cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds (in millions):

	Six Months Ended June 30,
	2025	2024
Net cash provided by/(used in):
Operating activities	$2,472	$2,205
Investing activities	(1,085)	72
Financing activities	2,855	(386)
Effect of exchange rate changes	35	(5)
Net increase in cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	$4,277	$1,886
Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, deferred taxes, stock-based compensation and the effects of changes in working capital.
The $267 million increase in net cash provided by operating activities during the six months ended June 30, 2025 from the comparable period in 2024 was primarily driven by the following:
•An increase in net income of $255 million which was primarily driven by higher Exchange segment revenues partially offset by the $160 million gain related to the PennyMac arbitration final award payment recorded during the six months ended June 30, 2024;
•A decrease in non-cash adjustments to net income of $59 million primarily due to our share of net income from OCC during the six months ended June 30, 2025 compared to our share of net losses primarily driven by Bakkt during the six months ended June 30, 2024 partially offset by an increase in depreciation and amortization; and
•An increase in changes in working capital accounts of $71 million primarily due to timing of payments and cash receipts.
Investing Activities
The $1.2 billion decrease from cash provided by investing activities to cash used in investing activities during the six months ended June 30, 2025 from the comparable period in 2024 was primarily driven by the following:

•During the six months ended June 30, 2025, we had net purchases of $1.1 billion of invested margin deposits compared to net proceeds of $132 million during the six months ended June 30, 2024. These amounts fluctuate based on clearinghouse treasury investment activity related to collateral and liquidity management;
•We received $75 million from the sale of a promissory note during the six months ended June 30, 2024;
•Capital expenditures and capitalized software development costs increased $46 million driven by the purchase of our new Jacksonville campus combined with increased capitalized software development costs;
•An increase in cash paid for acquisitions, net of cash acquired, of $5 million; and
•We had net proceeds from restricted investments of $408 million during the six months ended June 30, 2025 primarily related to $500 million of the net proceeds from the senior notes issued in May 2024 that we invested and used to repay a portion of the aggregate principal amount of the senior notes that matured in May 2025. This is compared to net proceeds from restricted investments of $201 million for the six months ended June 30, 2024.
Financing Activities
The $3.2 billion increase from cash used in financing activities to cash provided by financing activities during the six months ended June 30, 2025 from the comparable period in 2024 was primarily driven by the following:
•The change in cash and cash equivalent margin deposits and guaranty fund liability increased $4.2 billion due to increased volatility;
•During the six months ended June 30, 2025, we repaid $1.3 billion of the senior notes that matured in May 2025 and during the six months ended June 30, 2024, we repaid $1.6 billion of the Term Loan;
•During the six months ended June 30, 2025, we had net proceeds of commercial paper of $72 million as compared to net proceeds of $33 million during the six months ended June 30, 2024;
•The cost of shares withheld to satisfy taxes on employee equity awards increased $25 million due to an increase in shares that vested period over period combined with an increase in the ICE stock price;
•Dividends paid to stockholders increased $36 million primarily due to the increase in the dividend per share for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024;
•We resumed share repurchases during the six months ended June 30, 2025 and repurchased $496 million of shares with cash during the quarter; and
•During the six months ended June 30, 2024, we received net proceeds of $739 million from the issuance of senior notes due 2031.
Debt
As of June 30, 2025, we had $19.2 billion in outstanding debt, consisting of $18.6 billion of unsecured senior notes and $601 million under our Commercial Paper Program. Our senior notes of $18.6 billion have a weighted average to maturity of 14 years and a weighted average cost of 3.7% per annum. Our commercial paper notes had original maturities ranging from 1 to 28 days as of June 30, 2025, with a weighted average interest rate of 4.6% per annum and a weighted average remaining maturity of 15 days.
We have a $3.9 billion senior unsecured revolving credit facility, or the Credit Facility, with a maturity date of May 31, 2029. As of June 30, 2025, of the $3.9 billion that was available for borrowing under the Credit Facility, $601 million was required to back-stop the amount outstanding under our U.S. dollar commercial paper program, or the Commercial Paper Program, and $173 million was required to support certain broker-dealer and other subsidiary commitments. The remaining $3.1 billion is available for working capital and general corporate purposes including, but not limited to, acting as a backstop to future increases in the amounts outstanding under the Commercial Paper Program.
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
On May 13, 2024, we issued $750 million in aggregate principal amount of 5.25% senior notes due 2031, or the 2031 Notes. We used $500 million of the net proceeds from the offering of the 2031 Notes to repay a portion of the aggregate principal amount of the senior notes that matured in May 2025, or the 2025 Notes. We used the remaining net proceeds to assist with the repayments of the outstanding borrowings under the Term Loan.
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
In February 2025, we entered into a new 10b5-1 trading plan that became effective on February 21, 2025. During the six and three months ended June 30, 2025, we repurchased a total of 2.9 million and 1.5 million, respectively, shares of our outstanding common stock at a cost of $496 million and $255 million, respectively. We did not have any share repurchases during the six and three months ended June 30, 2024. The remaining balance of Board approved funds for future repurchases as of June 30, 2025 was $2.0 billion.
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
During the six months ended June 30, 2025 and 2024, we declared and paid cash dividends per share of $0.96 and $0.90, respectively, for an aggregate payout of $555 million and $519 million, respectively, which includes the payment of dividend equivalents on vested employee restricted stock units. During the three months ended June 30, 2025 and 2024, we declared and paid cash dividends per share of $0.48 and $0.45, respectively, for an aggregate payout of $277 million and $261 million, respectively, which includes the payment of dividend equivalents on vested employee restricted stock units.
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
As of June 30, 2025, we had $2.0 billion authorized for future repurchases of our common stock. Refer to Note 9 to our consolidated financial statements included in this Quarterly Report for additional details on our stock repurchase program.
Our Board has adopted a quarterly dividend policy providing that dividends will be approved quarterly by the Board or the Audit Committee taking into account factors such as our evolving business model, prevailing business conditions, our current and future planned strategic growth initiatives and our financial results and capital requirements, without a predetermined net income payout ratio. On July 31, 2025, we announced a $0.48 per share dividend for the third quarter of 2025 with the dividend payable on September 30, 2025 to stockholders of record as of September 16, 2025.
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

	Exchanges Segment		Fixed Income and Data Services Segment		Mortgage Technology Segment		Consolidated
	Six Months Ended June 30,
Operating income adjustments:	2025	2024	2025	2024	2025	2024	2025	2024
Total revenues, less transaction-based expenses	$2,782	$2,469	$1,193	$1,133	$1,041	$1,005	$5,016	$4,607
Operating expenses	707	682	734	711	1,057	1,085	2,498	2,478
Less: Amortization of acquisition-related intangibles	32	34	75	77	399	395	506	506
Less: Transaction and integration costs	—	—	—	—	41	51	41	51
Less: Regulatory matter	4	—	—	—	—	—	4	—
Less: Other	—	30	—	14	—	—	—	44
Adjusted operating expenses	$671	$618	$659	$620	$617	$639	$1,947	$1,877
Operating income/(loss)	$2,075	$1,787	$459	$422	$(16)	$(80)	$2,518	$2,129
Adjusted operating income	$2,111	$1,851	$534	$513	$424	$366	$3,069	$2,730
Operating margin	75%	72%	38%	37%	(2)%	(8)%	50%	46%
Adjusted operating margin	76%	75%	45%	45%	41%	36%	61%	59%
Net income adjustments:
Net income attributable to ICE							$1,648	$1,399
Add: Amortization of acquisition-related intangibles							506	506
Add: Transaction and integration costs							41	51
Add/(less): Litigation and regulatory matters							4	(160)
(Less)/add: Net (income)/loss from unconsolidated investees							(35)	45
(Less)/add: Fair value adjustments of equity investments							(2)	3
Add: Other							—	44
Less: Income tax effect for the above items							(130)	(125)
Add/(less): Deferred tax adjustments on acquisition-related intangibles							6	(35)
Adjusted net income attributable to ICE							$2,038	$1,728
Diluted earnings per share attributable to ICE common stockholders							$2.86	$2.43
Adjusted diluted earnings per share attributable to ICE common stockholders							$3.54	$3.00
Diluted weighted average common shares outstanding							576	575

	Exchanges Segment		Fixed Income and Data Services Segment		Mortgage Technology Segment		Consolidated
	Three Months Ended June 30,
Operating income adjustments:	2025	2024	2025	2024	2025	2024	2025	2024
Total revenues, less transaction-based expenses	$1,415	$1,246	$597	$565	$531	$506	$2,543	$2,317
Operating expenses	353	356	373	357	520	538	1,246	1,251
Less: Amortization of acquisition-related intangibles	16	15	37	39	200	198	253	252
Less: Transaction and integration costs	—	—	—	—	10	15	10	15
Less: Other	—	30	—	7	—	—	—	37
Adjusted operating expenses	$337	$311	$336	$311	$310	$325	$983	$947
Operating income/(loss)	$1,062	$890	$224	$208	$11	$(32)	$1,297	$1,066
Adjusted operating income	$1,078	$935	$261	$254	$221	$181	$1,560	$1,370
Operating margin	75%	71%	37%	37%	2%	(6)%	51%	46%
Adjusted operating margin	76%	75%	44%	45%	42%	36%	61%	59%
Net income adjustments:
Net income attributable to ICE							$851	$632
Add: Amortization of acquisition-related intangibles							253	252
Add: Transaction and integration costs							10	15
(Less)/add: Net (income)/loss from unconsolidated investees							(6)	3
Less: Fair value adjustments of equity investments							(2)	—
Add: Other							—	37
Less: Income tax effect for the above items							(66)	(79)
Add: Deferred tax adjustments on acquisition-related intangibles							3	16
Adjusted net income attributable to ICE							$1,043	$876
Diluted earnings per share attributable to ICE common stockholders							$1.48	$1.10
Adjusted diluted earnings per share attributable to ICE common stockholders							$1.81	$1.52
Diluted weighted average common shares outstanding							575	575

Amortization of acquisition-related intangibles are included in non-GAAP adjustments as excluding these non-cash expenses provides greater clarity regarding our financial strength and stability of cash operating results. For the six months ended June 30, 2024, included in amortization of acquisition-related intangibles is a $3 million impairment charge related to developed technology within our Exchanges Segment.
Transaction and integration costs are included as part of our core business expenses, except for those that are directly related to the announcement, closing, financing, or termination of a transaction. However, we adjust for the acquisition-related transaction and integration costs for acquisitions such as Black Knight given the magnitude of the purchase price of the acquisition.
Litigation and regulatory matters during the six months ended June 30, 2025 includes a $4 million accrual related to a regulatory matter. Litigation and regulatory matters during the six months ended June 30, 2024 includes the $160 million gain related to the PennyMac arbitration award resolution and payment received. We do not consider events of this type to be reflective of our core business.
We adjust for our share of net income or loss related to our equity method investments, which primarily include OCC and Bakkt. In addition, during the six and three months ended June 30, 2025, we excluded a $2 million gain on one of our other equity method investments. During the six months ended June 30, 2024, we excluded $3 million of fair value losses on our equity investments without readily determinable fair values. We believe these adjustments provide greater clarity of our performance given that equity investments are non-cash and not a part of our core operations.
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
•During the six and three months ended June 30, 2024, $30 million of expense for valid claims made following an equity trading issue at NYSE that occurred in June 2024.
Non-GAAP tax adjustments include the tax impacts of the pre-tax non-GAAP adjustments and deferred tax adjustments on acquisition-related intangibles. Deferred tax adjustments on acquisition-related intangibles include a $6 million expense and a $35 million benefit for the six months ended June 30, 2025 and 2024, respectively, and $3 million and $16 million expense for the three months ended June 30, 2025 and 2024, respectively. These deferred adjustments on acquisition-related intangibles are primarily related to U.S. state apportionment changes.
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

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$2,472	$2,205
Less: Capital expenditures	(145)	(133)
Less: Capitalized software development costs	(211)	(177)
Free cash flow	$2,116	$1,895
Less: Section 31 fees, net	(93)	(124)
Adjusted free cash flow	$2,023	$1,771
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
Contractual Obligations and Commercial Commitments
During the six months ended June 30, 2025, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K.
New and Recently Adopted Accounting Pronouncements
During the six months ended June 30, 2025, there were no significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 of our 2024 Form 10-K.
Critical Accounting Policies
During the six months ended June 30, 2025, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K.
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
(b) Changes in Internal Controls over Financial Reporting. There were no changes to our internal controls over financial reporting during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II.     Other Information
ITEM 1.    LEGAL PROCEEDINGS
See Note 12 to the consolidated financial statements and related notes, which is incorporated by reference herein.
ITEM 1(A).    RISK FACTORS
During the six months ended June 30, 2025, there were no significant new risk factors from those disclosed in Part I, Item 1A, "Risk Factors" in our 2024 Form 10-K. In addition to the other information set forth in this Quarterly Report, including the information in the "—Regulation" section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the factors discussed under “Risk Factors” and the regulation discussion under “Business—Regulation” in our 2024 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our 2024 Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The table below sets forth the information with respect to purchases made by or on behalf of ICE or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the six months ended June 30, 2025 reported on a settlement date basis.

Period (2025)	Total number of shares purchased (in thousands)	Average price paid per share (1)	Amount of repurchases (1) (in millions)	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2) (in millions)
January 1 - January 31	—	$—	$—	—	$2,518
February 1 - February 28	324	170.45	55	324	2,463
March 1 - March 31	1,077	172.53	186	1,077	2,277
First quarter total	1,401	$172.05	$241	1,401	$2,277
April 1 - April 30	558	$161.34	$90	558	$2,187
May 1 - May 31	476	175.00	83	476	2,104
June 1 - June 30	456	179.08	82	456	2,022
Second quarter total	1,490	$171.13	$255	1,490	$2,022
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

ITEM 5.    OTHER INFORMATION
The following officers and directors adopted plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act:
(a) On May 23, 2025, Martha A. Tirinnanzi, one of our directors, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) December 31, 2025 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 610 shares.
(b) On May 28, 2025, Duriya M. Farooqui, one of our directors, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) July 31, 2026 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 3,028 shares.
(c) On May 29, 2025, Lynn C. Martin, our President, NYSE Group and Chair, ICE Fixed Income & Data Services, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) July 31, 2026 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 15,882 shares plus an undetermined number of shares to be sold resulting from the vesting of performance-based restricted stock units less the amount of shares that will be withheld to satisfy the payment of Ms. Martin's tax withholding obligations.

(d) On May 30, 2025, Jeffrey C. Sprecher, our Chair and Chief Executive Officer, adopted a trading plan for the sale of shares of ICE common stock for himself and Continental Power Exchange, Inc., or CPEX, of which he owns 100% of the equity interests. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) April 30, 2026 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares held by Mr. Sprecher directly to be sold under the plan is 50,766 shares plus an undetermined number of shares to be sold resulting from the vesting of performance-based restricted stock units less the amount of shares that will be withheld to satisfy the payment of Mr. Sprecher's tax withholding obligations. The aggregate number of shares held by CPEX to be sold under the plan is 300,000 shares.
(e) On June 5, 2025, James W. Namkung, our Chief Accounting Officer, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) May 31, 2026 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 3,000 shares plus an undetermined number of shares to be sold resulting from the vesting of performance-based restricted stock units less the amount of shares that will be withheld to satisfy the payment of Mr. Namkung's tax withholding obligations.
(f) On June 5, 2025, Judith A. Sprieser, one of our directors, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) June 30, 2026 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 12,796 shares.
(g) On June 6, 2025, Mayur Kapani, our Chief Technology Officer, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) April 30, 2026 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 20,774 shares plus an undetermined number of shares to be sold resulting from the vesting of performance-based restricted stock units less the amount of shares that will be withheld to satisfy the payment of Mr. Kapani's tax withholding obligations.
(h) On June 9, 2025, A. Warren Gardiner, our Chief Financial Officer, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) December 31, 2026 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is an undetermined number of shares to be sold resulting from the vesting of performance-based restricted stock units less the amount of shares that will be withheld to satisfy the payment of Mr. Gardiner's tax withholding obligations.
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
The following materials from Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	—	The cover page from Intercontinental Exchange, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL.

*	Filed herewith.
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

Intercontinental Exchange, Inc. (Registrant)

Date: July 31, 2025	By:	/s/ A. Warren Gardiner
A. Warren Gardiner
Chief Financial Officer
(Principal Financial Officer)