Form 10-Q
period 2025-09-30
Intercontinental Exchange, Inc.
filed 2025-10-30
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☑
As of October 27, 2025, the number of shares of the registrant’s Common Stock outstanding was 570,178,585 shares.

INTERCONTINENTAL EXCHANGE, INC.
Form 10-Q
Quarterly Period Ended September 30, 2025

PART I. Financial Statements
Item 1.    Consolidated Financial Statements
Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except par value)

	As of
	September 30, 2025	As of
	(Unaudited)	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$850	$844
Short-term restricted cash and cash equivalents	1,123	1,142
Short-term restricted investments	247	594
Cash and cash equivalent margin deposits and guaranty funds	83,607	82,149
Invested deposits, delivery contracts receivable and unsettled variation margin	2,636	2,163
Customer accounts receivable, net of allowance for doubtful accounts of $22 and $21 at September 30, 2025 and December 31, 2024, respectively	1,543	1,490
Prepaid expenses and other current assets	840	713
Total current assets	90,846	89,095
Property and equipment, net	2,413	2,153
Other non-current assets:
Goodwill	30,643	30,595
Other intangible assets, net	15,589	16,306
Long-term restricted cash and cash equivalents	241	368
Long-term restricted investments	129	2
Other non-current assets	1,040	909
Total other non-current assets	47,642	48,180
Total assets	$140,901	$139,428
Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$1,042	$1,051
Section 31 fees payable	—	316
Accrued salaries and benefits	342	438
Deferred revenue	361	236
Short-term debt	1,667	3,027
Margin deposits and guaranty funds	83,607	82,149
Invested deposits, delivery contracts payable and unsettled variation margin	2,636	2,163
Other current liabilities	125	173
Total current liabilities	89,780	89,553
Non-current liabilities:
Non-current deferred tax liability, net	4,000	3,904
Long-term debt	17,366	17,341
Accrued employee benefits	167	170
Non-current operating lease liability	476	335
Other non-current liabilities	403	405
Total non-current liabilities	22,412	22,155
Total liabilities	112,192	111,708
Commitments and contingencies
Redeemable non-controlling interest in consolidated subsidiaries	22	22

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)
(In millions, except par value)

	As of
	September 30, 2025	As of
	(Unaudited)	December 31, 2024
Equity:
Intercontinental Exchange, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.01 par value; 1,500 shares authorized; 653 and 651 issued at September 30, 2025 and December 31, 2024, respectively, and 570 and 574 shares outstanding at September 30, 2025 and December 31, 2024, respectively	7	7
Treasury stock, at cost; 83 and 77 shares at September 30, 2025 and December 31, 2024, respectively	(7,388)	(6,385)
Additional paid-in capital	16,568	16,292
Retained earnings	19,704	18,071
Accumulated other comprehensive loss	(247)	(338)
Total Intercontinental Exchange, Inc. stockholders’ equity	28,644	27,647
Non-controlling interests in consolidated subsidiaries	43	51
Total equity	28,687	27,698
Total liabilities and equity	$140,901	$139,428

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Exchanges	$6,118	$5,498	$1,861	$1,938
Fixed income and data services	1,811	1,719	618	586
Mortgage technology	1,569	1,514	528	509
Total revenues	9,498	8,731	3,007	3,033
Transaction-based expenses:
Section 31 fees	412	437	—	232
Cash liquidity payments, routing and clearing	1,659	1,338	596	452
Total revenues, less transaction-based expenses	7,427	6,956	2,411	2,349
Operating expenses:
Compensation and benefits	1,463	1,422	483	487
Professional services	120	114	39	40
Acquisition-related transaction and integration costs	51	88	9	37
Technology and communication	647	631	219	212
Rent and occupancy	64	89	23	30
Selling, general and administrative	219	232	77	54
Depreciation and amortization	1,171	1,148	387	386
Total operating expenses	3,735	3,724	1,237	1,246
Operating income	3,692	3,232	1,174	1,103
Other income/(expense):
Interest income	92	105	28	39
Interest expense	(599)	(697)	(192)	(223)
Other income/(expense), net	95	83	71	(21)
Total other income/(expense), net	(412)	(509)	(93)	(205)
Income before income tax expense	3,280	2,723	1,081	898
Income tax expense	772	630	250	227
Net income	$2,508	$2,093	$831	$671
Net income attributable to non-controlling interests	(44)	(37)	(15)	(14)
Net income attributable to Intercontinental Exchange, Inc.	$2,464	$2,056	$816	$657
Earnings per share attributable to Intercontinental Exchange, Inc. common stockholders:
Basic	$4.30	$3.59	$1.43	$1.15
Diluted	$4.28	$3.57	$1.42	$1.14
Weighted average common shares outstanding:
Basic	573	573	572	574
Diluted	576	576	574	577

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Net income	$2,508	$2,093	$831	$671
Other comprehensive income/(loss):
Foreign currency translation adjustments	93	36	(29)	58
Change in equity method investment	—	7	—	—
Employee benefit plan net loss	(2)	—	—	—
Other comprehensive income/(loss)	91	43	(29)	58
Comprehensive income	$2,599	$2,136	$802	$729
Comprehensive income attributable to non-controlling interests	(44)	(37)	(15)	(14)
Comprehensive income attributable to Intercontinental Exchange, Inc.	$2,555	$2,099	$787	$715
See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interests in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Value	Shares	Value
Balance, as of December 31, 2024	651	$7	(77)	$(6,385)	$16,292	$18,071	$(338)	$51	$27,698	$22
Other comprehensive income	—	—	—	—	—	—	91	—	91	—
Stock-based compensation	—	—	—	—	190	—	—	—	190	—
Exercise of common stock options	—	—	—	—	25	—	—	—	25	—
Issuance of restricted stock	2	—	—	—	—	—	—	—	—	—
Shares withheld for taxes on employee equity awards	—	—	(1)	(103)	—	—	—	—	(103)	—
Issuance under the employee stock purchase plan	—	—	—	—	61	—	—	—	61	—
Repurchases of common stock	—	—	(5)	(900)	—	—	—	—	(900)	—
Contribution from equity partners	—	—	—	—	—	—	—	11	11	—
Distributions of profits	—	—	—	—	—	—	—	(63)	(63)	—
Dividends paid to stockholders	—	—	—	—	—	(831)	—	—	(831)	—
Net income attributable to non-controlling interests	—	—	—	—	—	(44)	—	44	—	—
Net income	—	—	—	—	—	2,508	—	—	2,508	—
Balance, as of September 30, 2025	653	$7	(83)	$(7,388)	$16,568	$19,704	$(247)	$43	$28,687	$22

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interests in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Value	Shares	Value
Balance, as of June 30, 2025	653	$7	(81)	$(6,981)	$16,472	$19,164	$(218)	$61	$28,505	$22
Other comprehensive loss	—	—	—	—	—	—	(29)	—	(29)	—
Stock-based compensation	—	—	—	—	61	—	—	—	61	—
Exercise of common stock options	—	—	—	—	4	—	—	—	4	—
Shares withheld for taxes on employee equity awards	—	—	—	(5)	—	—	—	—	(5)	—
Issuance under the employee stock purchase plan	—	—	—	—	31	—	—	—	31	—
Repurchases of common stock	—	—	(2)	(402)	—	—	—	—	(402)	—
Distributions of profits	—	—	—	—	—	—	—	(33)	(33)	—
Dividends paid to stockholders	—	—	—	—	—	(276)	—	—	(276)	—
Net income attributable to non-controlling interests	—	—	—	—	—	(15)	—	15	—	—
Net income	—	—	—	—	—	831	—	—	831	—
Balance, as of September 30, 2025	653	$7	(83)	$(7,388)	$16,568	$19,704	$(247)	$43	$28,687	$22

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest (Continued)
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interests in Consolidated Subsidiaries	Total Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Value	Shares	Value
Balance, as of December 31, 2023	649	$6	(76)	$(6,304)	$15,953	$16,356	$(294)	$69	$25,786
Other comprehensive income	—	—	—	—	—	—	43	—	43
Stock-based compensation	—	—	—	—	186	—	—	—	186
Exercise of common stock options	1	—	—	—	33	—	—	—	33
Issuance of restricted stock	1	1	—	—	—	—	—	—	1
Shares withheld for taxes on employee equity awards	—	—	(1)	(77)	—	—	—	—	(77)
Issuance under the employee stock purchase plan	—	—	—	—	54	—	—	—	54
Distributions of profits	—	—	—	—	—	—	—	(66)	(66)
Dividends paid to stockholders	—	—	—	—	—	(780)	—	—	(780)
Net income attributable to non-controlling interests	—	—	—	—	—	(37)	—	37	—
Net income	—	—	—	—	—	2,093	—	—	2,093
Balance, as of September 30, 2024	651	$7	(77)	$(6,381)	$16,226	$17,632	$(251)	$40	$27,273

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interests in Consolidated Subsidiaries	Total Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Value	Shares	Value
Balance, as of June 30, 2024	650	$7	(77)	$(6,377)	$16,130	$17,236	$(309)	$57	$26,744
Other comprehensive income	—	—	—	—	—	—	58	—	58
Stock-based compensation	—	—	—	—	61	—	—	—	61
Exercise of common stock options	1	—	—	—	6	—	—	—	6
Shares withheld for taxes on employee equity awards	—	—	—	(4)	—	—	—	—	(4)
Issuance under the employee stock purchase plan	—	—	—	—	29	—	—	—	29
Distributions of profits	—	—	—	—	—	—	—	(31)	(31)
Dividends paid to stockholders	—	—	—	—	—	(261)	—	—	(261)
Net income attributable to non-controlling interests	—	—	—	—	—	(14)	—	14	—
Net income	—	—	—	—	—	671	—	—	671
Balance, as of September 30, 2024	651	$7	(77)	$(6,381)	$16,226	$17,632	$(251)	$40	$27,273

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income	$2,508	$2,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,171	1,148
Stock-based compensation	169	171
Deferred taxes	88	(199)
(Gain)/Loss on investments	(35)	1
Net (income)/losses from unconsolidated investees	(75)	63
Other	41	48
Changes in assets and liabilities:
Customer accounts receivable	(52)	(210)
Other current and non-current assets	20	(84)
Section 31 fees payable	(316)	(4)
Deferred revenue	112	167
Other current and non-current liabilities	(244)	(91)
Total adjustments	879	1,010
Net cash provided by operating activities	3,387	3,103
Investing activities:
Capital expenditures	(207)	(212)
Capitalized software development costs	(318)	(264)
Purchases of invested margin deposits	(4,317)	(858)
Proceeds from invested margin deposits	3,490	1,088
Cash paid for acquisitions, net of cash acquired	(19)	(8)
Proceeds from sale of promissory note	—	75
Purchases of equity and equity method investments	(15)	(24)
Purchases of restricted investments	(693)	(654)
Proceeds from restricted investments	912	856
Net cash used in investing activities	(1,167)	(1)
Financing activities:
Proceeds from debt issuances	—	739
Repayments of debt	(1,250)	(1,600)
Redemption of commercial paper, net	(112)	(583)
Repurchases of common stock	(894)	—
Dividends paid to stockholders	(831)	(780)
Change in cash and cash equivalent margin deposits and guaranty funds liability	2,284	(436)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(103)	(77)
Other	(26)	20
Net cash used in financing activities	(932)	(2,717)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	30	7
Net increase in cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	1,318	392
Cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at beginning of period	84,503	80,750
Cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at end of period	$85,821	$81,142
Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow disclosure:
Cash paid for income taxes	$869	$776
Cash paid for interest	$583	$659

Reconciliation of the components of cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds to the consolidated balance sheets:	As of September 30, 2025	As of September 30, 2024
Cash and cash equivalents	$850	$755
Short-term restricted cash and cash equivalents	1,123	1,243
Long-term restricted cash and cash equivalents	241	370
Cash and cash equivalent margin deposits and guaranty funds	83,607	78,774
Total	$85,821	$81,142

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
Preparing financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying disclosures. Actual amounts could differ from those estimates. The results of operations for the nine and three months ended September 30, 2025 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
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
We have considered the impacts of macroeconomic conditions during the quarter, including interest rates, inflation rates, changes in tariffs and trade policies, prolonged U.S. government shutdowns, geopolitical events and military conflicts, including repercussions from, and the impacts that, any of the foregoing may have on the global economy and on our business. As of September 30, 2025, our businesses and operations, including our exchanges, clearing houses, listings venues, data services businesses and mortgage platforms, have not suffered a material negative impact as a result of these events. There continues to be uncertainty surrounding the current macroeconomic environment and the impact that it may have on the global economy and on our business.

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
During the nine months ended September 30, 2025, there were no other significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in the 2024 Form 10-K.
Reclassification
For comparability, certain prior period amounts presented within in our consolidated balance sheet have been reclassified to conform to the current period presentation. The reclassification had no impact on total assets, liabilities, equity, or net income for any period presented.

3.    Investments
The carrying value of our investments consisted of the following (in millions):

	As of September 30, 2025	As of December 31, 2024
Equity securities:
Equity method investments	$388	$347
Equity investments without readily determinable fair values	$183	$104
Equity investments measured using NAV practical expedient	$6	$—
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
We recognized $75 million of income and $63 million of loss as our share of estimated income/loss, net, from our equity method investments during the nine months ended September 30, 2025 and 2024, respectively, and $40 million of income and $18 million of loss as our share of estimated income/loss, net, from our equity method investments during the three months ended September 30, 2025 and 2024, respectively. The estimated income for the nine and three months ended September 30, 2025 is primarily related to our share of net income of OCC. The estimated loss for the nine and three months ended September 30, 2024 is primarily related to our investment in Bakkt, partially offset by our share of net income of OCC. Both periods include adjustments to reflect the difference between reported prior period actual results from our original estimates.
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

Bakkt
As of September 30, 2025 and December 31, 2024, we held an approximate 32% and 54% economic interest in Bakkt, respectively. The decrease in ownership during the nine months ended September 30, 2025 is primarily related to Bakkt's offering of shares of its Class A common stock and pre-funded warrants to purchase shares of its Class A common stock. The offering closed on July 30, 2025 and resulted in the dilution of our ownership. Prior to the offering, as a result of limitations on ICE from the Bakkt voting agreement entered into in connection with Bakkt's merger with Victory Park Capital Impact Acquisition Holdings, we held a minority voting interest in Bakkt and accounted for it as an equity method investment. As a result of the offering and the dilution of our ownership, the voting agreement terminated. Since we still have the ability to exercise significant influence over Bakkt, we will continue to account for the investment as an equity method investment.
In addition, on July 30, 2025, Bakkt also terminated a revolving credit agreement with us whereby we had agreed to provide Bakkt with a $40 million secured revolving line of credit that was set to mature on December 31, 2026. The interest earned on the previously funded amount combined with the commitment fees charged to Bakkt prior to the termination of the revolving credit agreement were immaterial for the nine months ended September 30, 2025.
As of September 30, 2025, we do not have any value assigned to the equity method investment carrying value for Bakkt primarily due to our continued recording of our share of losses. As Bakkt is a public company with a readily available market price, the fair value of our investment was $251 million as of September 30, 2025, which was based on the quoted market price of Bakkt Class A common stock as of September 30, 2025.
Equity Investments Without Readily Determinable Fair Values
Our equity investments without readily determinable fair values are included in other non-current assets in our consolidated balance sheets. For these investments, we apply the measurement alternative in Accounting Standards Codification, or ASC, 321, Investments - Equity Securities, or ASC 321. Under the measurement alternative, these investments are recorded at cost minus any impairment, and adjusted to fair value if and when there is an observable price change in an orderly transaction for the identical or a similar investment of the same issuer, with any change in fair value recognized in net income. During the nine months ended September 30, 2025, we recorded a total gain of $34 million related to the identification of an observable price change for a similar investment of one of our investees.
Equity Investments Measured Using NAV
We estimate the fair value of certain of our equity investments each reporting period using the net asset value per share, or NAV, practical expedient. The fair values of such investments are included in other non-current assets in our consolidated balance sheets. During the nine months ended September 30, 2025, we recorded a total gain of $1 million related to fair value adjustments estimated using the NAV of our ownership interests.

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
Disaggregation of Revenues
The following tables depict the disaggregation of our revenues according to business line and segment (in millions). Amounts here have been aggregated as they follow consistent revenue recognition patterns, and are consistent with the segment information in Note 14:

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Nine Months Ended September 30, 2025:
Total revenues (1)	$6,118	$1,811	$1,569	$9,498
Transaction-based expenses	2,071	—	—	2,071
Total revenues, less transaction-based expenses	$4,047	$1,811	$1,569	$7,427

Timing of Revenue Recognition
Services transferred at a point in time	$2,494	$332	$376	$3,202
Services transferred over time	1,553	1,479	1,193	4,225
Total revenues, less transaction-based expenses	$4,047	$1,811	$1,569	$7,427
(1) Included in total revenues is revenue related to net interest income earned on cash margin received from clearing members at certain ICE clearing houses. These amounts were $76 million and $82 million recorded in our Exchanges and Fixed Income and Data Services segments, respectively.

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Three Months Ended September 30, 2025:
Total revenues (1)	$1,861	$618	$528	$3,007
Transaction-based expenses	596	—	—	596
Total revenues, less transaction-based expenses	$1,265	$618	$528	$2,411

Timing of Revenue Recognition
Services transferred at a point in time	$748	$112	$133	$993
Services transferred over time	517	506	395	1,418
Total revenues, less transaction-based expenses	$1,265	$618	$528	$2,411
(1) Included in total revenues is revenue related to net interest income earned on cash margin received from clearing members at certain ICE clearing houses. These amounts were $24 million and $28 million recorded in our Exchanges and Fixed Income and Data Services segments, respectively.

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
(1) Included in total revenues is revenue related to net interest income earned on cash margin received from clearing members at certain ICE clearing houses. These amounts were $74 million and $105 million recorded in our Exchanges and Fixed Income and Data Services segments, respectively.

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
(1) Included in total revenues is revenue related to net interest income earned on cash margin received from clearing members at certain ICE clearing houses. These amounts were $27 million and $33 million recorded in our Exchanges and Fixed Income and Data Services segments, respectively.

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

The components of services transferred over time for each of our segments are as follows (in millions):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Exchanges Segment:
Data services revenues	$765	$717	$264	$242
Services transferred over time related to risk management of open interest performance obligations	317	281	94	94
Services transferred over time related to listings	370	366	125	122
Services transferred over time related to regulatory fees, trading permits, and software licenses	101	98	34	34
Total	$1,553	$1,462	$517	$492

Fixed Income Data Services Segment:
Data services revenues	$1,449	$1,367	$495	$461
Services transferred over time related to risk management of open interest performance obligations in our CDS business	30	26	11	11
Total	$1,479	$1,393	$506	$472

Mortgage Technology Segment:
Recurring revenues	$1,183	$1,164	$391	$387
Other	10	12	4	4
Total	$1,193	$1,176	$395	$391

Total consolidated revenues transferred over time	$4,225	$4,031	$1,418	$1,355
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
As of September 30, 2025, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $3.4 billion and was primarily related to contracts with customers in our Mortgage Technology segment. We expect this amount to be recognized as revenue as follows: 10% by December 31, 2025, 69% by December 31, 2027, 91% by December 31, 2029 and the rest thereafter.
Contract Assets
A contract asset represents our expectation of receiving consideration in exchange for products or services that we have provided to our customers, where invoicing is contingent on our completion of other performance obligations or contractual milestones. Substantially all of our contract assets are related to contracts with customers in our Mortgage Technology segment. As of September 30, 2025 and December 31, 2024, the balance of our contract assets was $91 million and $87 million, respectively.

5.    Deferred Revenue
Our contract liabilities, or deferred revenue, represent consideration received that is yet to be recognized as revenue. Total deferred revenue was $447 million as of September 30, 2025, including $361 million in current deferred revenue and $86 million in other non-current liabilities in our consolidated balance sheets. The changes in our deferred revenue during the nine months ended September 30, 2025 are as follows (in millions):

	Listings Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at January 1, 2025	$119	$130	$84	$333
Additions	483	282	105	870
Amortization	(370)	(267)	(119)	(756)
Deferred revenue balance at September 30, 2025	$232	$145	$70	$447
The changes in our deferred revenue during the nine months ended September 30, 2024 are as follows (in millions):

	Listings Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at January 1, 2024	$108	$93	$106	$307
Additions	487	335	106	928
Amortization	(366)	(270)	(124)	(760)
Deferred revenue balance at September 30, 2024	$229	$158	$88	$475

Included in the amortization recognized during the nine and three months ended September 30, 2025 is $202 million and $50 million, respectively, related to the deferred revenue balance as of January 1, 2025. Included in the amortization recognized during the nine and three months ended September 30, 2024 is $169 million and $39 million, respectively, related to the deferred revenue balance as of January 1, 2024. As of September 30, 2025, the remaining deferred revenue balance will be recognized over the period of time we satisfy our performance obligations as described in Note 4.

6.    Goodwill and Other Intangible Assets
The following is a summary of the activity in our goodwill balance by segment for the nine months ended September 30, 2025 (in millions):

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Goodwill balance at December 31, 2024	$8,136	$4,853	$17,606	$30,595
Acquisitions	1	7	4	12
Foreign currency translation	35	3	(1)	37
Other activity, net	—	—	(1)	(1)
Goodwill balance at September 30, 2025	$8,172	$4,863	$17,608	$30,643

The following is a summary of the activity in our other intangible assets balance for the nine months ended September 30, 2025 (in millions):

Other intangible assets balance at December 31, 2024	$16,306
Acquisitions	8
Foreign currency translation	31
Amortization of other intangible assets	(756)
Other intangible assets balance at September 30, 2025	$15,589
Foreign currency translation adjustments result from a portion of our goodwill and other intangible assets primarily being held at our U.K., EU and Canadian subsidiaries, whose functional currencies are not the U.S. dollar.
During the nine months ended September 30, 2025, we considered potential indicators of impairment to goodwill and other intangible assets for each of our reporting units, which included continued global inflation concerns, changes in tariffs and trade policies and changing interest rates, including their effect on our forecasts, among other things. As such, we performed this assessment to determine whether it was more-likely-than-not that goodwill and indefinite lived intangibles within each of our reporting units were impaired. Additionally, we evaluated whether the carrying value of the finite-lived intangible assets may not be recoverable. After evaluating events, circumstances and factors which could affect the significant inputs used in our evaluation of cash flows and related fair value, we determined it was not more-likely-than-not that an impairment existed in our goodwill and indefinite lived intangible assets or that the carrying amount of our finite lived intangible assets was not recoverable. We plan to perform our annual impairment testing in the fourth quarter of 2025.

7.    Debt
The carrying value of our total debt, including short-term and long-term debt, consisted of the following (in millions):

	As of September 30, 2025	As of December 31, 2024
Short-term debt:
Commercial Paper	$417	$529
2025 Senior Notes (3.65%; unsecured due May 23, 2025)	—	1,249
2025 Senior Notes (3.75%; unsecured due December 1, 2025)	1,250	1,249
Total short-term debt	1,667	3,027
Long-term debt:
2027 Senior Notes (4.00%; unsecured due September 15, 2027)	1,494	1,492
2027 Senior Notes (3.10%; unsecured due September 15, 2027)	499	498
2028 Senior Notes (3.625%; unsecured due September 1, 2028)	950	937
2028 Senior Notes (3.75%; unsecured due September 21, 2028)	597	596
2029 Senior Notes (4.35%; unsecured due June 15, 2029)	1,244	1,243
2030 Senior Notes (2.10%; unsecured due June 15, 2030)	1,241	1,240
2031 Senior Notes (5.25%; unsecured due June 15, 2031)	744	743
2032 Senior Notes (1.85%; unsecured due September 15, 2032)	1,489	1,488
2033 Senior Notes (4.60%; unsecured due March 15, 2033)	1,491	1,490
2040 Senior Notes (2.65%; unsecured due September 15, 2040)	1,234	1,233
2048 Senior Notes (4.25%; unsecured due September 21, 2048)	1,233	1,233
2050 Senior Notes (3.00%; unsecured due June 15, 2050)	1,224	1,223
2052 Senior Notes (4.95%; unsecured due June 15, 2052)	1,468	1,467
2060 Senior Notes (3.00%; unsecured due September 15, 2060)	1,473	1,473
2062 Senior Notes (5.20%; unsecured due June 15, 2062)	985	985
Total long-term debt	17,366	17,341
Total debt	$19,033	$20,368
As of September 30, 2025, our senior notes of $18.6 billion had a weighted average maturity of 14 years and a weighted average cost of 3.7% per annum.
Credit Facilities
We have a $3.9 billion senior unsecured revolving credit facility, or the Credit Facility, with future capacity to increase our borrowings under the Credit Facility by an additional $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. On May 31, 2024, we agreed with the lenders to extend the maturity date of the Credit Facility from May 25, 2027, to May 31, 2029, among other items. No amounts were outstanding under the Credit Facility as of September 30, 2025.
As of September 30, 2025, of the $3.9 billion that was available for borrowing under the Credit Facility, $417 million was required to back-stop the notes outstanding under our U.S. dollar commercial paper program, or the Commercial Paper Program, and $173 million was required to support certain broker-dealer and other subsidiary commitments. Amounts required to back-stop notes outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $3.3 billion is available for working capital and general corporate purposes including, but not limited to, acting as a back-stop to future amounts outstanding under the Commercial Paper Program.
Our India subsidiaries maintain $14 million of credit lines for their general corporate purposes. As of September 30, 2025, there were no amounts outstanding under these credit lines.

Commercial Paper Program
Our Commercial Paper Program is currently backed by the borrowing capacity available under the Credit Facility, as described above. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense. During the nine months ended September 30, 2025, we had net repayments of $112 million under the Commercial Paper Program.
Commercial paper notes of $417 million with original maturities ranging from 6 to 28 days were outstanding as of September 30, 2025, with a weighted average interest rate of 4.2% per annum, and a weighted average remaining maturity of 15 days.

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
The non-cash compensation expenses recognized in our consolidated statements of income for stock options, RSUs and under our employee stock purchase plan, net of amounts classified as capitalized software, were $169 million and $171 million for the nine months ended September 30, 2025 and 2024, respectively, and $54 million and $57 million for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, $13 million and $14 million, respectively, of the total non-cash compensation expense was recorded within acquisition-related transaction and integration costs in the consolidated statement of income. For both the three months ended September 30, 2025 and 2024, $4 million of the total non-cash compensation expense was recorded within acquisition-related transaction and integration costs in the consolidated statement of income.
Stock Options
We have historically used the Black-Scholes option pricing model to value our stock option awards. During the nine months ended September 30, 2025, we did not grant any stock option awards. Refer to Note 11 to the consolidated financial statements included in Part II, Item of our 2024 Form 10-K for information on the assumptions to value the stock option awards issued during the nine months ended September 30, 2024.
Restricted Stock Units Activity
Service Condition RSUs
During the nine months ended September 30, 2025, we granted 0.9 million of time-based RSUs. The grant date fair value of each award is based on the closing stock price of our stock at the date of grant. These RSUs generally vest in equal installments on each anniversary of the grant date, subject to continued employment. The grant date fair value of time-based RSUs is recognized as expense ratably over the vesting period, which is three or four years, net of estimated forfeitures.
Performance Condition RSUs
During the nine months ended September 30, 2025, we granted 0.3 million of one-year performance based RSUs, or PSUs, to certain of our employees. The number of shares that will ultimately vest under these PSUs is based on our actual current year EBITDA relative to a pre-established goal set by our Board and the Compensation Committee. The PSUs will then vest in three equal installments on each anniversary of the grant date, subject to continued employment. The grant date fair value of these awards was based on the closing stock price of our stock at the date of grant. For these PSUs, we recognize expense on an accelerated basis over the three-year vesting period based on our quarterly assessment of the probable 2025 actual financial performance as compared to the 2025 financial performance targets, net of estimated forfeitures. As of September 30, 2025, our best estimate is that the financial performance level will be above target for 2025.
During the nine months ended September 30, 2025, we also granted 0.1 million of three-year PSUs to certain of our employees. The number of shares that will ultimately vest under these PSUs is based on our 2027 EBITDA relative to a pre-established goal set by our Board and the Compensation Committee. These PSUs will cliff-vest on the third anniversary of the grant date, subject to continued employment. The grant date fair value of these awards was based on the closing stock price of our stock at the date of grant. For these PSUs, we recognize expense ratably over the vesting period based on our quarterly assessment of the probable actual financial performance as compared to the financial performance targets, net of estimated forfeitures. As of September 30, 2025, our best estimate is that the financial performance level will be at target for the performance period.
Market Condition RSUs
During the nine months ended September 30, 2025, we granted 0.1 million of three-year total stockholder return, or TSR, performance based RSUs, or TSR-based PSUs. The number of shares that will ultimately vest under these TSR-based PSUs will be based on our cumulative TSR performance over the three-year period relative to that of the S&P 500. These TSR-based PSUs will cliff-vest on the third anniversary of the grant date, subject to continued employment. The fair value of these awards was estimated based on a simulation of various outcomes and included inputs such as our stock price at the beginning of the period subject to the market condition, the risk-free interest rate, the time period of the market condition, and the expected volatility of our stock and the underlying equity securities of the S&P 500 benchmark index subject to the market condition. For these TSR-based PSUs, we recognize expense ratably over the vesting period, net of estimated forfeitures.
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
Repurchases may be made from time to time on the open market, through established trading plans, in privately-negotiated transactions or otherwise, in accordance with all applicable securities laws, rules and regulations. In February 2025, we entered into a new 10b5-1 trading plan that became effective on February 21, 2025. During the nine and three months ended September 30, 2025, we repurchased a total of 5.1 million and 2.2 million, respectively, shares of our outstanding common stock at a cost of $894 million and $398 million, respectively, under the 10b5-1 trading plan. During the nine and three months ended September 30, 2025, we recorded $6 million and $4 million, respectively, of excise tax in treasury stock as part of the cost basis of the shares repurchased. We did not have any share repurchases during the nine and three months ended September 30, 2024. Shares repurchased are held in treasury stock.
We may begin or discontinue stock repurchases at any time and may enter into, amend or terminate a Rule 10b5-1 trading plan at any time or enter into additional plans. As of September 30, 2025, the remaining balance of Board approved funds for future repurchases was $1.6 billion.
Dividends
During the nine months ended September 30, 2025 and 2024, we declared and paid cash dividends per share of $1.44 and $1.35 for an aggregate payout of $831 million and $780 million, respectively. During the three months ended September 30, 2025 and 2024, we declared and paid cash dividends per share of $0.48 and $0.45 for an aggregate payout of $276 million and $261 million, respectively.

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
Accumulated Other Comprehensive Income/(Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income/ (loss) (in millions):

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2024	$(285)	$9	$(62)	$(338)
Other comprehensive income/(loss)	94	1	(2)	93
Income tax expense	(1)	(1)	—	(2)
Net current period other comprehensive income/(loss)	93	—	(2)	91
Balance, as of September 30, 2025	$(192)	$9	$(64)	$(247)

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of June 30, 2025	$(163)	$9	$(64)	$(218)
Other comprehensive loss	(29)	—	—	(29)
Income tax expense	—	—	—	—
Net current period other comprehensive loss	(29)	—	—	(29)
Balance, as of September 30, 2025	$(192)	$9	$(64)	$(247)

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2023	$(230)	$2	$(66)	$(294)
Other comprehensive income	36	9	—	45
Income tax expense	—	(2)	—	(2)
Net current period other comprehensive income	36	7	—	43
Balance, as of September 30, 2024	$(194)	$9	$(66)	$(251)

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of June 30, 2024	$(252)	$9	$(66)	$(309)
Other comprehensive income	58	—	—	58
Income tax expense	—	—	—	—
Net current period other comprehensive income	58	—	—	58
Balance, as of September 30, 2024	$(194)	$9	$(66)	$(251)

10.    Income Taxes
Our effective tax rate was 24% and 23% during the nine months ended September 30, 2025 and 2024, respectively, and 23% and 25% during the three months ended September 30, 2025 and 2024, respectively. The effective tax rate for the nine months ended September 30, 2025 was higher than the effective tax rate for the comparable period in 2024 primarily due to a deferred tax expense increase from state apportionment changes, partially offset by reductions of unrecognized tax benefits resulting from favorable audit settlements in the current period. The effective tax rate for the three months ended September 30, 2025 was lower than the effective tax rate for the comparable period in 2024 primarily due to reductions of unrecognized tax benefits resulting from favorable audit settlements with certain taxing authorities, partially offset by a deferred tax expense increase from state apportionment changes in the current period.
Our unrecognized tax benefit as of September 30, 2025 was $233 million, a $41 million net decrease from the $274 million as of December 31, 2024. The net decrease includes a $15 million increase related to current year positions, a $2 million increase related to prior year positions, and a $58 million reduction related to prior year positions.
On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was enacted into law. The OBBBA includes significant changes to U.S. federal and international tax provisions. The application of the OBBBA tax provisions did not result in material changes to our total effective tax rate for the nine and three months ended September 30, 2025. The composition of the income tax provision, however, reflects a decrease in current income tax expenses, offset by an increase in deferred income tax expenses, primarily resulting from timing differences between the recognition of expenses for financial reporting and income tax purposes. The decrease in current income tax expense is primarily due to immediate expensing of current year domestic research and development, or R&D, costs and certain capital expenditures, and an election to accelerate deductions of previously capitalized domestic R&D expenditures under the OBBBA. We intend to make certain elections under the OBBBA based on the best available information and have reflected the impact of these elections in our financial statements for the nine and three months ended September 30, 2025. We will continue to evaluate the impact of these and any alternative elections as additional information becomes available.
The Organisation for Economic Cooperation and Development, or OECD, Global Anti-Base Erosion Pillar Two minimum tax rules, or Pillar Two, which generally provide for a minimum effective tax rate of 15%, are intended to apply to tax years beginning in 2024. The EU member states and many other countries, including the U.K., our most significant non-U.S. jurisdiction, have committed to implement or have already enacted legislation adopting the Pillar Two rules. In July 2023, the U.K. enacted the U.K. Finance Act 2023, effective as of January 1, 2024, which included provisions to implement certain portions of the Pillar Two minimum tax rules and included an election to apply a transitional safe harbor to extend certain effective dates to accounting periods commencing on or before December 31, 2026 and ending on or before June 30, 2028. These Pillar Two rules, including those in the U.K., did not have a material impact on our financial statements as of September 30, 2025 or December 31, 2024.

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
As of September 30, 2025 and December 31, 2024, the ICE Clearing Houses had received or had been pledged $183.5 billion and $173.1 billion, respectively, in cash and non-cash collateral in original margin and guaranty fund deposits to cover price movements of underlying contracts for both periods.
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
In addition, we have contributed our own capital that could be used if a defaulting Member’s original margin and guaranty fund deposits are insufficient. Such amounts are recorded as long-term restricted cash and cash equivalents and long-term restricted investments in our balance sheets and are as follows (in millions):

	ICE Portion of Guaranty Fund Contribution		Default insurance
Clearing House	As of September 30, 2025	As of December 31, 2024	As of September 30, 2025	As of December 31, 2024
ICE Clear Europe	$197	$197	$100	$100
ICE Clear U.S.	75	75	25	25
ICE Clear Credit	50	50	75	75
ICE Clear Netherlands	2	2	N/A	N/A
ICE Clear Singapore	1	1	N/A	N/A
ICE NGX	45	45	200	200
Total	$370	$370	$400	$400
We also maintain default insurance at ICE Clear Europe, ICE Clear U.S. and ICE Clear Credit as an additional layer of clearing member default protection, which is reflected in the table above. The default insurance was renewed in September 2025 and has a three-year term. The default insurance layer resides after and in addition to the ICE Clear Europe, ICE Clear U.S. and ICE Clear Credit SITG contributions and before the guaranty fund contributions of the non-defaulting Members.
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
As of September 30, 2025, ICE NGX maintained a guaranty fund of $215 million, comprising $15 million in cash and a $200 million letter of credit backed by a default insurance policy of the same amount, discussed below. Separately, ICE

NGX has also set aside $30 million of its own capital that could be used for liquidity purposes if a direct participant of the ICE NGX clearing house, or Contracting Party, defaulted.
Below is a depiction of our Default Waterfall which summarizes the lines of defense and layers of protection we maintain for our mutualized clearing houses.
ICE Clearing House Default Waterfall
Cash and Invested Margin Deposits
We have recorded cash and invested margin and guaranty fund deposits and amounts due in our balance sheets as current assets with corresponding current liabilities to the Members. As of September 30, 2025, our cash and invested margin deposits were as follows (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$44,786	$24,079	$7,947	$—	$5	$76,817
Unsettled variation margin, net	—	—	—	854	—	854
Guaranty fund	2,450	4,900	786	—	5	8,141
Delivery contracts receivable/payable, net	—	—	—	431	—	431
Total	$47,236	$28,979	$8,733	$1,285	$10	$86,243

As of December 31, 2024, our cash and invested margin deposits were as follows (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$45,427	$23,843	$7,069	$—	$4	$76,343
Unsettled variation margin, net	—	—	—	934	—	934
Guaranty fund	2,353	3,312	660	—	5	6,330
Delivery contracts receivable/payable, net	—	—	—	705	—	705
Total	$47,780	$27,155	$7,729	$1,639	$9	$84,312

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
To provide a tool to address the liquidity needs of our clearing houses and manage the liquidation of margin and guaranty fund deposits held in the form of cash and high quality sovereign debt, ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. have entered into Committed Repurchase Agreement Facilities, or Committed Repo. Additionally, ICE Clear Credit and ICE Clear Netherlands have entered into Committed FX Facilities to support these liquidity needs. As of September 30, 2025, the following facilities were in place:
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
Details of our deposits are as follows (in millions):

Cash and Cash Equivalent Margin Deposits and Guaranty Funds
Clearing House	Investment Type	As of September 30, 2025	As of December 31, 2024
ICE Clear Europe	National bank account	$4,920	$4,817
ICE Clear Europe	Reverse repo	38,575	37,276
ICE Clear Europe	Sovereign debt	2,099	4,515
ICE Clear Europe	Demand deposits	291	648
ICE Clear Credit	National bank account	20,310	20,369
ICE Clear Credit	Reverse repo	4,807	4,089
ICE Clear Credit	Demand deposits	3,862	2,697
ICE Clear U.S.	Reverse repo	8,236	7,382
ICE Clear U.S.	Sovereign debt	497	347
Other ICE Clearing Houses	Demand deposits	10	9
Total cash and cash equivalent margin deposits and guaranty funds		$83,607	$82,149

Invested Deposits, Delivery Contracts Receivable and Unsettled Variation Margin
Clearing House	Investment Type	As of September 30, 2025	As of December 31, 2024
ICE NGX	Unsettled variation margin and delivery contracts receivable	$1,285	$1,639
ICE Clear Europe	Invested deposits - sovereign debt	1,351	524
Total invested deposits, delivery contracts receivable and unsettled variation margin		$2,636	$2,163

ICE Clear Europe periodically enters into foreign currency swaps in order to rebalance liquidity buffers for certain currencies. As of September 30, 2025, a total of $1.2 billion notional remained outstanding, which settled during the first week of October 2025 at a predetermined forward rate. The foreign currency swap is accounted for as a derivative instrument measured at fair value using level 2 inputs. The fair value of the derivative was recorded within other current liabilities in our consolidated balance sheets and was immaterial as of September 30, 2025.
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

	As of September 30, 2025
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$35,378	$38,490	$15,156	$—	$89,024
Letters of credit	—	—	—	3,262	3,262
Emissions certificates at fair value	1,204	—	—	—	1,204
ICE NGX cash deposits	—	—	—	734	734
Total	$36,582	$38,490	$15,156	$3,996	$94,224
Guaranty fund:
Government securities at face value	$681	$1,998	$347	$—	$3,026

	As of December 31, 2024
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$33,884	$31,590	$15,186	$—	$80,660
Letters of credit	—	—	—	4,391	4,391
Emissions certificates at fair value	585	—	—	—	585
ICE NGX cash deposits	—	—	—	723	723
Total	$34,469	$31,590	$15,186	$5,114	$86,359
Guaranty fund:
Government securities at face value	$747	$1,389	$281	$—	$2,417
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

As of September 30, 2025, ICE NGX maintains a guaranty fund of $215 million funded by a $200 million letter of credit issued by a major Canadian chartered bank and backed by default insurance underwritten by Export Development Canada, or EDC, a Crown corporation operated at arm’s length by the Canadian government, plus $15 million held as restricted cash to fund the first loss amount that ICE NGX is responsible for under the default insurance policy. In the event of a participant default where the Member’s collateral is depleted, the shortfall would be covered by a draw down on the letter of credit following which ICE NGX would file a claim under the default insurance to recover additional losses up to $200 million beyond the $15 million first-loss amount that ICE NGX is responsible for under the default insurance policy. ICE NGX has also set aside $30 million of its own capital that could be used for liquidity purposes in the event of a Contracting Party default.
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
We also performed assessments to determine the fair value of our counterparty performance guarantee taking into consideration factors such as daily settlement of contracts, margining and collateral requirements, other elements of our risk management program, historical evidence of default payments, and estimated probability of potential default payouts by the ICE Clearing Houses. Based on these analyses, the estimated counterparty performance guarantee liability was determined to be nominal, and no liability was recorded as of September 30, 2025. The ICE Clearing Houses have never experienced an incident of a clearing member default which has required the use of the guaranty funds of non-defaulting clearing members or the assets of the ICE Clearing Houses.

12.    Legal Proceedings
In the ordinary course of our business, from time to time we are subject to legal proceedings, lawsuits, government investigations and other claims with respect to a variety of matters. In addition, we are subject to periodic reviews, inspections, examinations and investigations by regulators in the U.S. and other jurisdictions, any of which may result in claims, legal proceedings, assessments, fines, penalties, restrictions on our business or other sanctions. We record estimated expenses and reserves for legal or regulatory matters or other claims when these matters present loss contingencies that are probable and the related amount is reasonably estimable and gain contingencies when they become certain. Any such accruals may be adjusted as circumstances change. Assessments of losses are inherently subjective and involve unpredictable factors. While the outcome of legal and regulatory matters is inherently difficult to predict and/or the range of loss often cannot be reasonably estimable, we do not believe that the liabilities, if any, which may ultimately result from the resolution of the various legal and regulatory matters that arise in the ordinary course of our business are likely to have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to these legal and regulatory matters. A range of possible losses related to certain cases cannot be reasonably estimated at this time, except for $19 million of accruals related to regulatory matters, of which $4 million was recorded during the nine months ended September 30, 2025. Individual matter disclosures in this Form 10-Q are limited to new significant matters or significant updates on existing matters since our 2024 Form 10-K.
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
Financial assets and liabilities recorded or disclosed at fair value in the consolidated balance sheets as of September 30, 2025 and December 31, 2024 were classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement.
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
We did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of September 30, 2025 or December 31, 2024.
See Note 11 for the fair value considerations related to our margin deposits, guaranty funds and delivery contracts receivable.
Non-Recurring Fair Value Measurements
We measure certain assets, such as intangible assets and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of September 30, 2025, none of our intangible assets or equity method investments were required to be recorded at fair value since no impairments were identified. During the nine and three months ended September 30, 2024, with the exception of a $3 million impairment of a developed technology intangible asset within the Exchanges segment, none of our intangible assets or equity method investments were required to be recorded at fair value since no impairments were identified.
We measure certain equity investments at fair value on a non-recurring basis using our policy election under ASC 321. During the nine months ended September 30, 2025, we recorded a total gain of $34 million related to the identification of an observable price change for a similar investment of one our investees. During the nine and three months ended September 30, 2024, we recorded a $1 million fair value loss and a $2 million fair value gain, respectively, on our investments.
Financial Instruments Not Measured at Fair Value
The table below displays the fair value of our debt as of September 30, 2025. The fair values of our fixed rate notes were estimated using Level 2 inputs including quoted market prices for these instruments. The fair value of our commercial paper was estimated using Level 2 inputs. The commercial paper includes a discount and fair value was determined to approximate the carrying value due to the short term to maturity.

	As of September 30, 2025
	(in millions)
Debt:	Carrying Amount	Fair value
Commercial Paper	$417	$417
2025 Senior Notes (3.75%; unsecured due December 1, 2025)	1,250	1,249
2027 Senior Notes (4.00%; unsecured due September 15, 2027)	1,494	1,500
2027 Senior Notes (3.10%; unsecured due September 15, 2027)	499	492
2028 Senior Notes (3.625%; unsecured due September 1, 2028)	950	988
2028 Senior Notes (3.75%; unsecured due September 21, 2028)	597	595
2029 Senior Notes (4.35%; unsecured due June 15, 2029)	1,244	1,261
2030 Senior Notes (2.10%; unsecured due June 15, 2030)	1,241	1,136
2031 Senior Notes (5.25%; unsecured due June 15, 2031)	744	785
2032 Senior Notes (1.85%; unsecured due September 15, 2032)	1,489	1,270
2033 Senior Notes (4.60%; unsecured due March 15, 2033)	1,491	1,511
2040 Senior Notes (2.65%; unsecured due September 15, 2040)	1,234	927
2048 Senior Notes (4.25%; unsecured due September 21, 2048)	1,233	1,060
2050 Senior Notes (3.00%; unsecured due June 15, 2050)	1,224	839
2052 Senior Notes (4.95%; unsecured due June 15, 2052)	1,468	1,396
2060 Senior Notes (3.00%; unsecured due September 15, 2060)	1,473	934
2062 Senior Notes (5.20%; unsecured due June 15, 2062)	985	949
Total debt	$19,033	$17,309

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
During the nine months ended September 30, 2025, we changed the caption of a disaggregated revenue line item in our Fixed Income and Data Services segment previously presented as "Other data and network services" to "Data and network technology" within the tables below. This name change was made to better reflect the nature of the revenues included in this caption and did not impact the measurement or classification of revenue included in this caption.
Financial data for our business segments is as follows for the nine and three months ended September 30, 2025 and 2024 (in millions):

	Nine Months Ended September 30, 2025
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$1,634	$—	$—	$1,634
Agricultural and metals futures and options	180	—	—	180
Financial futures and options	453	—	—	453
Cash equities and equity options	2,418	—	—	2,418
OTC and other	298	—	—	298
Data and connectivity services	765	—	—	765
Listings	370	—	—	370
Fixed income execution	—	96	—	96
CDS clearing	—	266	—	266
Fixed income data and analytics	—	916	—	916
Data and network technology	—	533	—	533
Origination technology	—	—	550	550
Closing solutions	—	—	163	163
Servicing software	—	—	657	657
Data and analytics	—	—	199	199
Revenues	6,118	1,811	1,569	9,498
Transaction-based expenses	2,071	—	—	2,071
Revenues, less transaction-based expenses	4,047	1,811	1,569	7,427
Other operating expenses	872	850	791	2,513
Depreciation and amortization	191	256	724	1,171
Acquisition-related transaction and integration costs	1	2	48	51
Operating expenses	1,064	1,108	1,563	3,735
Operating income	$2,983	$703	$6	$3,692
Total other income/(expense), net				(412)
Income before income tax expense				$3,280

	Three Months Ended September 30, 2025
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$482	$—	$—	$482
Agricultural and metals futures and options	51	—	—	51
Financial futures and options	139	—	—	139
Cash equities and equity options	701	—	—	701
OTC and other	99	—	—	99
Data and connectivity services	264	—	—	264
Listings	125	—	—	125
Fixed income execution	—	33	—	33
CDS clearing	—	90	—	90
Fixed income data and analytics	—	311	—	311
Data and network technology	—	184	—	184
Origination technology	—	—	188	188
Closing solutions	—	—	58	58
Servicing software	—	—	216	216
Data and analytics	—	—	66	66
Revenues	1,861	618	528	3,007
Transaction-based expenses	596	—	—	596
Revenues, less transaction-based expenses	1,265	618	528	2,411
Other operating expenses	293	286	262	841
Depreciation and amortization	64	86	237	387
Acquisition-related transaction and integration costs	—	2	7	9
Operating expenses	357	374	506	1,237
Operating income	$908	$244	$22	$1,174
Total other income/(expense), net				(93)
Income before income tax expense				$1,081

	Nine Months Ended September 30, 2024
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$1,399	$—	$—	$1,399
Agricultural and metals futures and options	203	—	—	203
Financial futures and options	408	—	—	408
Cash equities and equity options	2,092	—	—	2,092
OTC and other	313	—	—	313
Data and connectivity services	717	—	—	717
Listings	366	—	—	366
Fixed income execution	—	84	—	84
CDS clearing	—	268	—	268
Fixed income data and analytics	—	876	—	876
Data and network technology	—	491	—	491
Origination technology	—	—	536	536
Closing solutions	—	—	150	150
Servicing software	—	—	635	635
Data and analytics	—	—	193	193
Revenues	5,498	1,719	1,514	8,731
Transaction-based expenses	1,775	—	—	1,775
Revenues, less transaction-based expenses	3,723	1,719	1,514	6,956
Other operating expenses	792	844	852	2,488
Depreciation and amortization	197	243	708	1,148
Acquisition-related transaction and integration costs	—	—	88	88
Operating expenses	989	1,087	1,648	3,724
Operating income/(loss)	$2,734	$632	$(134)	$3,232
Total other income/(expense), net				(509)
Income before income tax expense				$2,723

	Three Months Ended September 30, 2024
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$473	$—	$—	$473
Agricultural and metals futures and options	60	—	—	60
Financial futures and options	141	—	—	141
Cash equities and equity options	791	—	—	791
OTC and other	109	—	—	109
Data and connectivity services	242	—	—	242
Listings	122	—	—	122
Fixed income execution	—	28	—	28
CDS clearing	—	97	—	97
Fixed income data and analytics	—	295	—	295
Data and network technology	—	166	—	166
Origination technology	—	—	182	182
Closing solutions	—	—	54	54
Servicing software	—	—	209	209
Data and analytics	—	—	64	64
Revenues	1,938	586	509	3,033
Transaction-based expenses	684	—	—	684
Revenues, less transaction-based expenses	1,254	586	509	2,349
Other operating expenses	242	294	287	823
Depreciation and amortization	65	82	239	386
Acquisition-related transaction and integration costs	—	—	37	37
Operating expenses	307	376	563	1,246
Operating income/(loss)	$947	$210	$(54)	$1,103
Total other income/(expense), net				(205)
Income before income tax expense				$898
No customer accounted for more than 10% of our consolidated revenues, less transaction-based expenses during the nine and three months ended September 30, 2025 or 2024.

15.    Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the nine and three months ended September 30, 2025 and 2024 (in millions, except per share amounts):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Basic:
Net income attributable to Intercontinental Exchange, Inc.	$2,464	$2,056	$816	$657
Weighted average common shares outstanding	573	573	572	574
Basic earnings per common share	$4.30	$3.59	$1.43	$1.15
Diluted:
Weighted average common shares outstanding	573	573	572	574
Effect of dilutive securities - stock options and restricted stock	3	3	2	3
Diluted weighted average common shares outstanding	576	576	574	577
Diluted earnings per common share	$4.28	$3.57	$1.42	$1.14
Basic earnings per common share is calculated using the weighted average common shares outstanding during the period.

Common equivalent shares from stock options and restricted stock awards, calculated using the treasury stock method, are included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. As of September 30, 2025 and 2024, there were 0.1 million and 0.2 million, respectively, outstanding stock options and restricted stock awards excluded from the computation of diluted earnings per common share because had they been included, they would have had an antidilutive effect.

16.    Subsequent Events
On October 7, 2025, we entered into an agreement to purchase Series D Preferred stock of Blockratize, Inc., doing business as Polymarket, a prediction market and information platform tracking event probabilities across markets, politics, sport and culture, for $1.0 billion. The investment was funded primarily from borrowings under the Commercial Paper Program. In conjunction with the preferred stock investment, we also agreed to purchase up to an additional $1.0 billion of shares from Polymarket employees and investors, subject to certain conditions.
We have evaluated subsequent events and determined that with the exception of the transaction described above, no other events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in our consolidated financial statements.

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
Factors that may affect our performance and the accuracy of any forward-looking statements include, but are not limited to, those listed below:
•conditions in global financial markets and domestic and international economic and social conditions, including inflation, changes to international trade policies and tariffs, risk of recession, political uncertainty and discord, prolonged U.S. government shutdowns, geopolitical events and conflicts (including the conflicts in Ukraine and the Middle East) and sanctions laws;
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
Our business has been impacted positively and negatively by these global economic conditions. For instance, due to market and interest rate volatility, including market volatility during the first nine months of 2025, we have seen increased trading across a number of our products, such as interest rate and equity futures, credit default swaps and bonds. Conversely, increases in mortgage interest rates over the past several years have resulted in reduced consumer and investor demand for mortgages and adversely impacted the transaction-based revenues in our Mortgage Technology segment. If mortgage rates further increase, or if mortgage lending practices change, our Mortgage Technology segment revenues may be further impacted. In addition, higher interest rates have resulted, and may continue to result, in higher interest rates for our debt instruments as we refinance our existing indebtedness.
From an operational perspective, our businesses, including our exchanges, clearing houses, listings venues, data services businesses and mortgage platforms, have not suffered a material negative impact as a result of the events in Ukraine and the Middle East and surrounding regions.
We expect the macroeconomic environment to remain dynamic in the near-term, and we continue to monitor macroeconomic conditions, including interest rates, inflation rates, changes in tariffs and trade policies, market volatility, prolonged U.S. government shutdowns, geopolitical events and military conflicts and repercussions from, and the impact that, any of the foregoing may have on the global economy and on our business. We also continue to closely monitor credit worthiness of our counterparties, clearing members and our financial service providers and take risk management measures in line with established risk management frameworks.
Tax Policy Changes
On July 4, 2025, the OBBBA was enacted into law. The OBBBA includes significant changes to U.S. federal and international tax provisions. The application of the OBBBA tax provisions did not result in material changes to our total effective tax rate for the nine and three months ended September 30, 2025. The composition of the income tax provision, however, reflects a decrease in current income tax expenses, offset by an increase in deferred income tax expenses, primarily due to immediate expensing of current year domestic research and development costs and certain capital expenditures, and an election to accelerate deductions of previously capitalized domestic R&D expenditures under the OBBBA. We intend to make certain elections under the OBBBA based on the best available information and have reflected the impact of these elections in our financial statements for the nine and three months ended September 30, 2025. We will continue to evaluate the impact of these and any alternative elections as additional information becomes available.
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
Global policy makers have undertaken reviews of their existing legal frameworks governing financial markets in connection with regulatory reform, and have either passed new laws and regulations, or are in the process of debating and/or enacting new laws and regulations that apply to our business and to our customers’ businesses. Legislative and regulatory actions may impact the way in which we or our customers conduct business and may create uncertainty, which could affect trading volumes or demand for market data. See Part 1, Item 1 “Business — Regulation” and Part 1, Item 1(A) "Risk Factors" included in our 2024 Form 10-K for a discussion of the primary regulations applicable to our business and certain risks associated with those regulations.
Domestic and foreign policy makers continue to review their legal frameworks governing financial markets, and periodically change the laws and regulations that apply to our business and to our customers’ businesses. Our key areas of focus on these evolving efforts are:

•EU Benchmarks Regulation. In May 2025, the amended EU Benchmarks Regulation was published in the Official Journal of the EU and will be effective on January 1, 2026. Key changes include reducing the scope to only include benchmarks defined as critical or significant, EU Paris-aligned benchmarks, EU Climate Transition benchmarks and certain commodity benchmarks. ICE Benchmark Administration and ICE Data Indices are seeking recognition from the European Securities and Markets Authority, or ESMA, as a third-country benchmark administrator to continue to offer their benchmarks into the EU.
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
•EMIR 3.0. In June 2025, ESMA released its final report on the Regulatory Technical Standards for the Active Account Requirement under the European Market Infrastructure Regulation, or EMIR, known as EMIR 3.0. The Active Account Requirement mandates EU market participants to establish accounts for euro-denominated short-term interest rate derivatives at an EU central counterparty and clear a certain number of trades in an EU account. The Active Account Requirement could result in a reduced volume of trading and clearing of euro-denominated short-term interest rate derivatives at ICE Futures Europe and ICE Clear Europe.
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

(1)    Operating income/(loss) from our Mortgage Technology segment was $6 million and $(134) million for the nine months ended September 30, 2025 and 2024, respectively.
(2)    The adjusted figures exclude items that are not reflective of our ongoing core operations and business performance. Adjusted net income attributable to ICE is presented net of taxes. These adjusted numbers are not calculated in accordance with U.S. GAAP. See “—Non-GAAP Financial Measures” below.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Revenues, less transaction-based expenses	$7,427	$6,956	7%	$2,411	$2,349	3%
Recurring revenues(1)	$3,767	$3,614	4%	$1,275	$1,212	5%
Transaction revenues, net(1)	$3,660	$3,342	10%	$1,136	$1,137	—%
Operating expenses	$3,735	$3,724	—%	$1,237	$1,246	(1)%
Adjusted operating expenses(2)	$2,928	$2,837	3%	$981	$960	2%
Operating income	$3,692	$3,232	14%	$1,174	$1,103	6%
Adjusted operating income(2)	$4,499	$4,119	9%	$1,430	$1,389	3%
Operating margin	50%	46%	4 pts	49%	47%	2 pts
Adjusted operating margin(2)	61%	59%	2 pts	59%	59%	—
Other income/(expense), net	$(412)	$(509)	(19)%	$(93)	$(205)	(54)%
Income tax expense	$772	$630	23%	$250	$227	10%
Effective tax rate	24%	23%	1 pts	23%	25%	(2 pts)
Net income attributable to ICE	$2,464	$2,056	20%	$816	$657	24%
Adjusted net income attributable to ICE(2)	$3,018	$2,622	15%	$980	$894	10%
Diluted earnings per share attributable to ICE common stockholders	$4.28	$3.57	20%	$1.42	$1.14	25%
Adjusted diluted earnings per share attributable to ICE common stockholders(2)	$5.24	$4.55	15%	$1.71	$1.55	10%
Cash flows from operating activities	$3,387	$3,103	9%
Free cash flow(3)	$2,862	$2,627	9%
Adjusted free cash flow(3)	$3,178	$2,631	21%

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
•Revenues, less transaction-based expenses, increased $471 million and $62 million for the nine and three months ended September 30, 2025, respectively, from the comparable periods in 2024. See "—Exchanges Segment", "—Fixed Income and Data Services Segment" and "—Mortgage Technology Segment" below for a discussion of the significant changes in our revenues. The change in revenues during the nine and three months ended September 30, 2025 includes $30 million and $17 million, respectively, in favorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable periods in 2024.
•Operating expenses increased $11 million and decreased $9 million for the nine and three months ended September 30, 2025, respectively, from the comparable periods in 2024. See "—Consolidated Operating Expenses" below for a discussion of the significant changes in our operating expenses. The change in operating expenses during the nine and three months ended September 30, 2025 includes $9 million and $4 million, respectively, in unfavorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable periods in 2024.
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

Exchanges Segment
The following presents selected statements of income data for our Exchanges segment (dollars in millions):

# REVENUES, LESS TRANSACTION-BASED EXPENSES

4,500
4,000
3,500
3,000
2,500
2,000
1,500
1,000
500
0
$ (Millions)
$3,723
$366
$717
$313
$317
$408
$203
$1,399
$4,047
$370
$765
$298
$347
$453
$180
$1,634
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

	Nine Months Ended September 30,			Three Months Ended September 30,
	2025	2024	Change*	2025	2024	Change*
Revenues:
Energy futures and options	$1,634	$1,399	17%	$482	$473	2%
Agricultural and metals futures and options	180	203	(11)	51	60	(13)
Financial futures and options	453	408	11	139	141	(2)
Futures and options	2,267	2,010	13	672	674	—
Cash equities and equity options	2,418	2,092	16	701	791	(11)
OTC and other	298	313	(5)	99	109	(10)
Transaction and clearing, net	4,983	4,415	13	1,472	1,574	(7)
Data and connectivity services	765	717	7	264	242	9
Listings	370	366	1	125	122	2
Revenues	6,118	5,498	11	1,861	1,938	(4)
Transaction-based expenses(1)	2,071	1,775	17	596	684	(13)
Revenues, less transaction-based expenses	4,047	3,723	9	1,265	1,254	1
Other operating expenses	872	792	10	293	242	21
Depreciation and amortization	191	197	(3)	64	65	(1)
Acquisition-related transaction and integration costs	1	—	n/a	—	—	n/a
Operating expenses	1,064	989	8	357	307	17
Operating income	$2,983	$2,734	9%	$908	$947	(4)%

Recurring revenues	$1,135	$1,083	5%	$389	$364	7%
Transaction revenues, net	$2,912	$2,640	10%	$876	$890	(1)%

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
For the nine and three months ended September 30, 2025, 24% and 22%, respectively, of our Exchanges segment revenues, less transaction-based expenses, were billed in pounds sterling or euros. For both the nine and three months ended September 30, 2024, 22% of our Exchanges segment revenues, less transaction-based expenses, were billed in pounds sterling or euros. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Exchanges segment revenues, less transaction-based expenses, were higher by $25 million and $14 million for the nine and three months ended September 30, 2025, respectively, from the comparable periods in 2024.
Our Exchange transaction and clearing revenues are presented net of rebates. We recorded rebates of $1.2 billion and $936 million for the nine months ended September 30, 2025 and 2024, respectively, and $372 million and $320 million for the three months ended September 30, 2025 and 2024, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. The increase in rebates for the nine months ended September 30, 2025 was primarily due to higher volumes traded as compared to the comparable period in 2024. The increase in rebates for the three months ended September 30, 2025 was primarily due to higher volumes traded in certain asset classes as compared to the comparable period in 2024.
•Energy Futures and Options: Total volumes in our energy futures and options markets increased 16% and decreased 2% for the nine and three months ended September 30, 2025, respectively, from the comparable periods in 2024 and revenues increased 17% and 2% for the nine and three months ended September 30, 2025, respectively, from the comparable periods in 2024.
–Oil futures and options volume increased 14% and decreased 7% for the nine and three months ended September 30, 2025, respectively, from the comparable periods in 2024. The overall decrease in oil volumes in the third quarter of 2025 was due to lower overall volatility compared to the prior year period.
–Global natural gas futures and options volume increased 19% and 8% for the nine and three months ended September 30, 2025, respectively, from the comparable periods in 2024. The volume increase in our North American gas products was driven by higher overall volatility related to geopolitical tensions. In addition, continued growth in our TTF complex was, in part, driven by supply disruption risks and geopolitical uncertainty.
–Environmentals and other futures and options volume increased 11% and 2% for the nine and three months ended September 30, 2025, respectively, from the comparable periods in 2024, primarily due to higher power volumes compared to the prior year periods.
•Agricultural and Metals Futures and Options: Total volumes in our agricultural and metals futures and options markets decreased 10% and 8% for the nine and three months ended September 30, 2025, respectively, from the comparable periods in 2024, and revenues decreased 11% and 13% for the nine and three months ended September 30, 2025, respectively, from the comparable periods in 2024.
–Sugar futures and options volumes increased 2% and decreased 14% for the nine and three months ended September 30, 2025, respectively, from the comparable periods in 2024. The decrease in volumes during the three months ended September 30, 2025 was primarily due to geopolitical risk impacting our sugar markets.
–Other agricultural and metal futures and options volume decreased 18% and 2% for the nine and three months ended September 30, 2025, respectively, from the comparable periods in 2024, primarily driven by geopolitical risks and shifting demand impacting our coffee and cocoa markets.
•Financial Futures and Options: Total volumes in our financial futures and options markets increased 20% and 4% for the nine and three months ended September 30, 2025, respectively, from the comparable periods in 2024 and revenues increased 11% and decreased 2% for the nine and three months ended September 30, 2025, respectively, from the comparable periods in 2024.
–Interest rate futures and options volume increased 23% and 6% for the nine and three months ended September 30, 2025, respectively, from the comparable periods in 2024 and revenues increased 14% and were flat for the nine and three months ended September 30, 2025, respectively, from the comparable periods in 2024, driven by volatility related to divergence of rate paths by central banks and ongoing trade policy uncertainty.
–Other financial futures and options volume, which includes our MSCI®, FTSE® and NYSE FANG+ equity indices, U.S. Dollar Index and foreign exchange products, decreased 3% and 14% for the nine and three months ended September 30, 2025, respectively, from the comparable periods in 2024 and revenue increased 3% and decreased 6% for the nine and three months ended September 30, 2025, respectively, from the comparable periods in 2024. The overall decrease in other financial futures and options volumes was primarily due to lower equity market volatility in the third quarter compared to the prior year period.
•Cash Equities and Equity Options: Cash equities volume increased 39% and 48% for the nine and three months ended September 30, 2025, respectively, from the comparable periods in 2024, primarily due to higher industry volumes driven by geopolitical risks and higher retail participation. Cash equities revenues, net of transaction-based expenses, were $233 million and $228 million for the nine months ended September 30, 2025 and 2024, respectively, and $69 million and $77 million for the three months ended September 30, 2025 and 2024, respectively. During the three months ended September 30, 2025, higher industry volumes were more than offset by lower overall matched market share and lower capture rate. Equity options volume increased 7% and 9% for the nine and three months ended September 30, 2025, respectively, from the comparable periods in 2024, driven by higher industry volumes.
Equity options revenues, net of transaction-based expenses, were $114 million and $89 million for the nine months ended September 30, 2025 and 2024, respectively, and $36 million and $30 million for the three months ended September 30, 2025 and 2024, respectively.
•OTC and Other: OTC and other transactions include revenues from our OTC energy business and other trade confirmation services, as well as net interest income and fees on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, exchange membership fees and agricultural grading and certification fees. Our OTC and other revenues decreased 5% and 10% for the nine and three months ended September 30, 2025, respectively, from the comparable periods in 2024 primarily due to lower net interest income on collateral balances.
•Data and Connectivity Services: Our data and connectivity services revenues increased 7% and 9% for the nine and three months ended September 30, 2025, respectively, from the comparable periods in 2024. The increase in revenue was driven by the strong retention rate of existing customers, the addition of new customers and increased purchases by existing customers.
•Listings Revenues: Through NYSE, NYSE American, NYSE Arca and NYSE Texas, we generate listings revenue related to the provision of listings services for public companies and ETFs, and related corporate actions for listed companies. Listings revenues increased 1% and 2% for the nine and three months ended September 30, 2025, respectively, from the comparable periods in 2024, primarily due to new listings. All listings fees are billed upfront, and revenues are recognized over time as the identified performance obligations are satisfied.
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
The following charts and tables present trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts):

Volume and Rate per Contract

	Nine Months Ended September 30,			Three Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Number of contracts traded (in millions):
Energy futures and options	945	817	16%	271	276	(2)%
Agricultural and metals futures and options	82	90	(10)	25	26	(8)
Financial futures and options	734	615	20	222	215	4
Total	1,761	1,522	16%	518	517	—%
Average daily volume of contracts traded (in thousands):
Energy futures and options	5,052	4,344	16%	4,239	4,310	(2)%
Agricultural and metals futures and options	437	481	(9)	382	413	(8)
Financial futures and options	3,835	3,194	20	3,380	3,264	4
Total	9,324	8,019	16%	8,001	7,987	—%
Rate per contract:
Energy futures and options	$1.73	$1.71	1%	$1.78	$1.71	4%
Agricultural and metals futures and options	$2.21	$2.24	(1)%	$2.12	$2.25	(6)%
Financial futures and options	$0.61	$0.66	(7)%	$0.62	$0.65	(5)%

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

Open Interest

	As of September 30,
	2025	2024	Change
Open interest — in thousands of contracts:
Energy futures and options	63,695	58,725	8%
Agricultural and metals futures and options	3,380	3,908	(14)
Financial futures and options	35,040	26,120	34
Total	102,115	88,753	15%

The following charts and tables present selected cash and equity options trading data. All trading volume below is presented as average net daily trading volume, or ADV, and is single counted:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2025	2024	Change	2025	2024	Change
NYSE cash equities (shares in millions):
Total cash handled volume (ADV)	3,333	2,405	39%	3,395	2,291	48%
Total cash market share matched	19.0%	20.3%	(1.3 pts)	18.9%	19.6%	(0.7 pt)
NYSE equity options (contracts in thousands):
NYSE equity options volume (ADV)	10,204	9,499	7%	10,682	9,757	9%
Total equity options volume (ADV)	53,989	43,279	25%	55,840	44,451	26%
NYSE share of total equity options	18.9%	21.9%	(3.0 pts)	19.1%	22.0%	(2.9 pts)
Revenue capture or rate per contract:
Cash equities rate per contract (per 100 shares)	$0.038	$0.051	(25)%	$0.032	$0.052	(39)%
Equity options rate per contract	$0.06	$0.05	20%	$0.05	$0.05	7%
Handled volume represents the total number of shares of equity securities, ETFs and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
Transaction-Based Expenses
Our equities and equity options markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. Section 31 fees are recorded on a gross basis as a component of exchanges revenue. These Section 31 fees are assessed to recover the government’s costs of supervising and regulating the securities markets and professionals and are subject to change. We, in turn, collect corresponding activity assessment fees from member organizations clearing or settling trades on the equities and options exchanges, and recognize these amounts in our exchanges revenues when invoiced. The activity assessment fees are designed to equal the Section 31 fees. As a result, activity assessment fees and the corresponding Section 31 fees do not have an impact on our net income, although the timing of payment by us will vary from collections.

Section 31 fees were $412 million and $437 million for the nine months ended September 30, 2025 and 2024, respectively. In May 2025, the SEC announced that it had ceased collecting Section 31 fees from self-regulatory organizations due to the expectation that the entire fiscal year 2025 appropriation would be collected before the date of the announcement. As a result, we did not incur any Section 31 fees for the three months ended September 30, 2025. Section 31 fees for the three months ended September 30, 2024 were $232 million. The decrease in Section 31 fees during the nine and three months ended September 30, 2025 was primarily due to lower rates partially offset by an increase in volumes. The fees we collect are included in cash at the time of receipt and we remit the amounts to the SEC twice a year as required. There were no Section 31 fees payable as of September 30, 2025.
We make liquidity payments to cash and options trading customers, as well as routing charges made to other exchanges which are included in transaction-based expenses. We incur routing charges when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We record routing charges on a gross basis as a component of exchanges revenue. Cash liquidity payments, routing and clearing fees were $1.7 billion and $1.3 billion for the nine months ended September 30, 2025 and 2024, respectively, and $596 million and $452 million for the three months ended September 30, 2025 and 2024, respectively.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Exchanges segment's operating expenses, operating income and operating margin (dollars in millions). See “—Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Exchanges Segment:	Nine Months Ended September 30,			Three Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Operating expenses	$1,064	$989	8%	$357	$307	17%
Adjusted operating expenses(1)	$1,012	$927	9%	$341	$309	10%
Operating income	$2,983	$2,734	9%	$908	$947	(4)%
Adjusted operating income(1)	$3,035	$2,796	9%	$924	$945	(2)%
Operating margin	74%	73%	1 pt	72%	76%	(4 pts)
Adjusted operating margin(1)	75%	75%	—	73%	75%	(2 pts)

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

	Nine Months Ended September 30,			Three Months Ended September 30,
	2025	2024	Change*	2025	2024	Change*
Revenues:
Fixed income execution	$96	$84	13%	$33	$28	15%
CDS clearing	266	268	—	90	97	(7)
Fixed income data and analytics	916	876	5	311	295	5
Fixed income and credit	1,278	1,228	4	434	420	3
Data and network technology	533	491	9	184	166	11
Revenues	1,811	1,719	5	618	586	5
Other operating expenses	850	844	1	286	294	(3)
Depreciation and amortization	256	243	6	86	82	6
Acquisition-related transaction and integration costs	2	—	n/a	2	—	n/a
Operating expenses	1,108	1,087	2	374	376	—
Operating income	$703	$632	11%	$244	$210	16%

Recurring revenues	$1,449	$1,367	6%	$495	$461	7%
Transaction revenues	$362	$352	3%	$123	$125	(2)%

*Percentage changes in the table above deemed "n/a" are not meaningful.
In the table above, we consider fixed income data and analytics revenues and data and network technology revenues to be recurring revenues.
During the nine months ended September 30, 2025, we changed the caption of a disaggregated revenue line item in our Fixed Income and Data Services segment previously presented as "Other data and network services" to "Data and network technology" within the table above. This name change was made to better reflect the nature of the revenues included in this caption and did not impact the measurement or classification of revenue included in this caption.
For both the nine and three months ended September 30, 2025, 10% of our Fixed Income and Data Services segment revenues were billed in pounds sterling or euros. For the nine and three months ended September 30, 2024, 11% and 10%, respectively, of our Fixed Income and Data Services segment revenues were billed in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues denominated in foreign currencies changes accordingly. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Fixed Income and Data Services revenues were higher by $5 million and $3 million for the nine and three months ended September 30, 2025, respectively, from the comparable periods in 2024.
Fixed Income and Data Services Revenues
Our Fixed Income and Data Services revenues increased 5% for both the nine and three months ended September 30, 2025, from the comparable periods in 2024, primarily due to strength in our fixed income data and analytics products and our data and network technology.
•Fixed Income Execution: Fixed income execution includes revenues from ICE Bonds. Execution fees are reported net of rebates, which were $7 million and $3 million for the nine and three months ended September 30, 2025, respectively, and $5 million and $2 million for the nine and three months ended September 30, 2024, respectively. Our fixed income execution revenues increased 13% and 15% for the nine and three months ended September 30, 2025, respectively, from the comparable periods in 2024 driven by market volatility related to geopolitical and macroeconomic uncertainty, as well as continued expansion of platform functionality and across institutional and wealth networks.
•CDS Clearing: CDS clearing revenues were flat and decreased 7% for the nine and three months ended September 30, 2025, respectively, from the comparable periods in 2024. Clearing fees are reported net of rebates, which were $5 million and $3 million for the nine and three months ended September 30, 2025, respectively. The notional value of CDS cleared was $19.7 trillion and $15.7 trillion for the nine months ended September 30, 2025 and 2024, respectively, and $7.0 trillion and $6.6 trillion for the three months ended September 30, 2025 and 2024, respectively. The decrease in revenues during the three months ended September 30, 2025 was primarily due to lower net interest income on collateral balances.

•Fixed Income Data and Analytics: Our fixed income data and analytics revenues increased 5% for both the nine and three months ended September 30, 2025, from the comparable periods in 2024 due to growth in our pricing and reference data business and strength in our index business.
•Data and Network Technology: Our data and network technology revenues increased 9% and 11% for the nine and three months ended September 30, 2025, respectively, from the comparable periods in 2024, driven by growth in our ICE Global Network offering, coupled with strength in our consolidated feeds, desktop and derivative analytics revenues.
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
As of September 30, 2025, ASV was $1.955 billion, which increased 6.8% compared to the ASV as of September 30, 2024. ASV represents nearly 100% of total data services revenues for this segment. This does not adjust for year-over-year foreign exchange fluctuations.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Fixed Income and Data Services segment's operating expenses, operating income and operating margin (dollars in millions). See “—Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Fixed Income and Data Services Segment:	Nine Months Ended September 30,			Three Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Operating expenses	$1,108	$1,087	2%	$374	$376	—%
Adjusted operating expenses(1)	$995	$943	6%	$336	$323	5%
Operating income	$703	$632	11%	$244	$210	16%
Adjusted operating income(1)	$816	$776	5%	$282	$263	6%
Operating margin	39%	37%	2 pts	39%	36%	3 pts
Adjusted operating margin(1)	45%	45%	—	45%	45%	—

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
$1,514
$193
$635
$150
$536
$1,569
$199
$657
$163
$550
YTD 2024
YTD 2025
Data and analytics
Servicing software
Closing solutions
Origination technology

(1)    The adjusted figures in the charts above are calculated by excluding items that are not reflective of our cash operations and core business performance. As a result, these adjusted figures are not calculated in accordance with U.S. GAAP. See “—Non-GAAP Financial Measures” below.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2025	2024	Change*	2025	2024	Change*
Revenues:
Origination technology	$550	$536	3%	$188	$182	3%
Closing solutions	163	150	9	58	54	8
Servicing software	657	635	3	216	209	3
Data and analytics	199	193	3	66	64	4
Revenues	1,569	1,514	4	528	509	4
Other operating expenses	791	852	(7)	262	287	(9)
Depreciation and amortization	724	708	2	237	239	(1)
Acquisition-related transaction and integration costs	48	88	(46)	7	37	(83)
Operating expenses	1,563	1,648	(5)	506	563	(10)
Operating income/(loss)	$6	$(134)	n/a	$22	$(54)	n/a

Recurring revenues	$1,183	$1,164	2%	$391	$387	1%
Transaction revenues	$386	$350	10%	$137	$122	12%

*Percentage changes in the table above deemed "n/a" are not meaningful.
In the table above, we consider subscription fees to be recurring revenues. Each revenue classification above contains a mix of recurring and transaction revenues based on the various service offerings described in more detail below.
Mortgage Technology Revenues
Our mortgage technology revenues are derived from our comprehensive, end-to-end U.S. residential mortgage platform. Our mortgage technology business is intended to enable greater workflow efficiency and mitigate risks for customers throughout the mortgage life cycle. Mortgage technology revenues increased 4% for both the nine and three months ended September 30, 2025, from the comparable periods in 2024.
•Origination technology: Our origination technology revenues increased 3% for both the nine and three months ended September 30, 2025, from the comparable periods in 2024, driven by Encompass and Encompass Network revenues. Our origination technology acts as a system of record for the mortgage transaction, automating the gathering, reviewing, and verifying of mortgage-related information and enabling automated enforcement of rules and business practices designed to help ensure that each completed loan transaction is of high quality and adheres to secondary market standards. These revenues are based on recurring Software as a Service, or SaaS, subscription fees, with an additive transaction-based or success-based pricing fee as lenders exceed the number of loans closed that are included with their monthly base subscription, as well as professional services.
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
•Closing solutions: Our closing solutions revenues increased 9% and 8% during the nine and three months ended September 30, 2025, respectively, from the comparable periods in 2024, driven by continued adoption of digital solutions. Our closing solutions connect key participants, such as lenders, title and settlement agents and individual county recorders, to digitize the closing and recording process. Closing solutions also include revenues from our MERSCORP Holdings, Inc., or MERS, database, which provides a system of record for recording and tracking changes, servicing rights and beneficial ownership interests in loans secured by U.S. residential real estate. Revenues from closing solutions are largely transaction-based and are based on the volume of loans closed.
•Servicing software: Our servicing software revenues increased 3% for both the nine and three months ended September 30, 2025, from the comparable periods in 2024, driven by MSP and default management revenues. Our servicing software revenues include integrated mortgage servicing solutions, which help automate all areas of the servicing process, from loan boarding to final payment or default, to help lower costs, reduce risk and improve financial performance. Our servicing solutions support first lien mortgages, home equity loans and lines of credit on a single platform to manage all servicing processes, including loan setup and maintenance, escrow administration, investor reporting, and regulatory requirements. We also provide solutions that provide consumers with access to customized, timely information about their mortgages and allow our clients’ customer service representatives to access the same customer information, which is key to increasing borrower retention. Another servicing solution provides clients, third-party providers and their developers access to our growing catalog of application programming interfaces, or APIs, across the mortgage life cycle. Revenues from servicing solutions are largely subscription-based and recurring in nature based on number of loans serviced.
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
•Data and analytics: Our Data and Analytics revenues increased 3% and 4% during the nine and three months ended September 30, 2025, respectively, from the comparable periods in 2024, driven by continued adoption of data solutions and increased purchases by existing customers. Data and Analytics revenues include those related to ICE Mortgage Technology’s Data & Document Automation and Mortgage Analyzer solutions, or Analyzer, which offers customers greater efficiency by streamlining data collection and validation through our automated document recognition and data extraction capabilities. Analyzer revenues can be both recurring and transaction-based in nature. In addition, our data offerings include real-time industry and peer benchmarking tools, which provide originators a granular view into the real-time trends of the U.S. residential mortgage market, as well as credit and prepayment models, custom and proprietary analytics, valuation, and MLS solutions. We also provide de-identified mortgage origination data for lenders and industry participants to access industry data and origination information. Revenues related to our data products are largely subscription-based and recurring in nature. The data and insights from these solutions inform, support and enhance our other solutions to help lenders and servicers make more informed decisions, improve performance, identify and predict risk and generate more qualified leads. Revenues related to our data products are largely subscription-based and recurring in nature.
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

Mortgage Technology Segment:	Nine Months Ended September 30,			Three Months Ended September 30,
	2025	2024	Change*	2025	2024	Change*
Operating expenses	$1,563	$1,648	(5)%	$506	$563	(10)%
Adjusted operating expenses(1)	$921	$967	(5)%	$304	$328	(8)%
Operating income/(loss)	$6	$(134)	n/a	$22	$(54)	n/a
Adjusted operating income(1)	$648	$547	19%	$224	$181	25%
Operating margin	—%	(9)%	9 pts	4%	(11)%	15 pts
Adjusted operating margin(1)	41%	36%	5 pts	42%	35%	7 pts

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
$3,724
$3,735
$1,148
$1,171
$952
$930
$202
$171
$1,422
$1,463
YTD 2024
YTD 2025
Depreciation and amortization
Technology and communication, rent and occupancy, and selling, general and administrative
Professional services and acquisition-related transaction and integration costs
Compensation and benefits

	Nine Months Ended September 30,			Three Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Compensation and benefits	$1,463	$1,422	3%	$483	$487	(1)%
Professional services	120	114	5	39	40	(4)
Acquisition-related transaction and integration costs	51	88	(42)	9	37	(78)
Technology and communication	647	631	3	219	212	4
Rent and occupancy	64	89	(28)	23	30	(23)
Selling, general and administrative	219	232	(6)	77	54	41
Depreciation and amortization	1,171	1,148	2	387	386	—
Total operating expenses	$3,735	$3,724	—%	$1,237	$1,246	(1)%

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
During the nine months ended September 30, 2025 and 2024, 9% and 7%, respectively, of our operating expenses were billed in pounds sterling or euros. During the three months ended September 30, 2025 and 2024, 9% and 8%, respectively, of our operating expenses were billed in pounds sterling or euros. Due to fluctuations in the U.S. dollar compared to the pound sterling and euro, our consolidated operating expenses were higher by $9 million and $4 million for the nine and three months ended September 30, 2025, respectively, from the comparable periods in 2024.
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

	Nine Months Ended September 30,			Three Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Employee headcount	12,844	12,900	—%
Stock-based compensation expenses	$156	$157	(1)%	$50	$53	(6)%
Employee headcount slightly decreased from the comparable period in 2024 primarily due to headcount reductions in conjunction with realizing synergies from the Black Knight acquisition. Compensation and benefits expense increased $41 million and decreased $4 million for the nine and three months ended September 30, 2025, respectively, from the comparable periods in 2024. The decrease in expenses for the three months ended September 30, 2025 was primarily due to higher capitalized labor, partially offset by increases in merit and commission-based pay, and increased retirement benefits activity. The increase in expenses for the nine months ended September 30, 2025 was primarily due to the impact of merit-related pay increases, increased medical claim activity, an increase in our bonus accrual, and the impact of integrating Black Knight employees into our compensation and benefit plans, partially offset by higher capitalized labor.
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
Professional services expenses increased $6 million and decreased $1 million for the nine and three months ended September 30, 2025, respectively, from the comparable periods in 2024. The increase in expenses for the nine months ended September 30, 2025 was primarily due to increases in NYSE regulatory consulting fees and higher general legal expenses on certain corporate matters.
Acquisition-Related Transaction and Integration Costs
We incurred $51 million and $88 million in acquisition-related transaction and integration costs during the nine months ended September 30, 2025 and 2024, respectively, and $9 million and $37 million during the three months ended September 30, 2025 and 2024, respectively, primarily due to integration costs related to Black Knight.
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
Technology and communication expenses also include fees paid for access to external market data, licensing and other fee agreement expenses. Technology and communications expenses may be impacted by growth in electronic contract volume, our capacity requirements, changes in the number of telecommunications hubs and connections with customers to access our electronic platforms directly.

Technology and communications expenses increased $16 million and $7 million for the nine and three months ended September 30, 2025, respectively, from the comparable periods in 2024 primarily due to increases in hosting, security and customer network costs, combined with an increase in our revenue share license expenses. This was partially offset by a decrease in data services costs.
Rent and Occupancy Expenses
Rent and occupancy expense relates to leased and owned property and includes rent, maintenance, real estate taxes, utilities and other related costs. We have significant operations located in the U.S., U.K., and India, with smaller offices located throughout the world.
Rent and occupancy expenses decreased $25 million and $7 million for the nine and three months ended September 30, 2025, respectively, from the comparable periods in 2024 primarily due to duplicate rent during the consolidation of, and exit from, certain of our London and New York leased offices in 2024.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include marketing, advertising, public relations, insurance, bank service charges, dues and subscriptions, travel and entertainment, non-income taxes and other general and administrative costs.
Selling, general and administrative expenses decreased $13 million and increased $23 million for the nine and three months ended September 30, 2025, respectively, from the comparable periods in 2024. The decrease for the nine months ended September 30, 2025 was primarily due to $30 million of expense for valid claims made following an equity trading issue at NYSE that occurred in June 2024, partially offset by $20 million of insurance proceeds received for the matter during the three months ended September 30, 2024. The increase for the three months ended September 30, 2025 was primarily due to the $20 million of insurance proceeds described above, partially offset by an accrual related to a regulatory matter impacting only the nine and three months ended September 30, 2024. The remaining change was due to increased customer acquisition costs at NYSE.
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
We recorded amortization expenses on intangible assets acquired as part of our acquisitions, as well as on other intangible assets of $756 million and $759 million for the nine months ended September 30, 2025 and 2024, respectively, and $250 million and $253 million for the three months ended September 30, 2025 and 2024, respectively. Amortization expense during the nine months ended September 30, 2024 includes a $3 million impairment of a developed technology intangible asset.
We recorded depreciation expenses on our fixed assets of $415 million and $389 million for the nine months ended September 30, 2025 and 2024, respectively, and $137 million and $133 million for the three months ended September 30, 2025 and 2024, respectively. This change was primarily due to increases in internally developed software assets, partially offset by lower depreciation of computer and network equipment.

Consolidated Non-Operating Income/(Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following tables present our non-operating income/(expenses) (dollars in millions):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2025	2024	Change	2025	2024	Change*
Other income/(expense):
Interest income	$92	$105	(12)%	$28	$39	(29)%
Interest expense	(599)	(697)	(14)	(192)	(223)	(14)
Other income/(expense), net	95	83	15	71	(21)	n/a
Total other income/(expense), net	$(412)	$(509)	(19)%	$(93)	$(205)	(54)%
Net income attributable to non-controlling interests	$(44)	$(37)	19%	$(15)	$(14)	8%

*Percentage changes in the table above deemed "n/a" are not meaningful
Interest Income
Interest income decreased during the nine months ended September 30, 2025 from the same period in 2024 primarily due to lower interest rates. Interest income decreased during the three months ended September 30, 2025 from the same period in 2024 primarily due to decreased investment balances from the net proceeds of the 2031 Notes (as defined under "—Debt", below).

•During the nine months ended September 30, 2025, we earned $10 million in interest income on short term investments related to $500 million of the net proceeds from the 2031 Notes which we used to repay a portion of the aggregate principal amount of the 2025 Notes (as defined under "—Debt", below) at their maturity. The short term investments matured in May 2025 in conjunction with the maturity of the 2025 Notes, so no interest income was earned for the three months ended September 30, 2025. During the nine and three months ended September 30, 2024, we earned $10 million and $7 million, respectively, in interest income on these short term investments.
•Our clearing houses earned interest income of $61 million and $21 million during the nine and three months ended September 30, 2025, respectively, compared to $72 million and $25 million during the nine and three months ended September 30, 2024, respectively.
•The remainder of our interest income primarily relates to interest earned on various unrestricted and restricted cash balances held within our group entities.
Interest Expense
The decrease in interest expense during the nine and three months ended September 30, 2025 from the comparable periods in 2024 primarily relates to decreased borrowings as we continued to pay down debt following the Black Knight acquisition.

•Interest expense incurred on our senior notes was $565 million and $182 million during the nine and three months ended September 30, 2025, and $567 million and $194 million during the nine and three months ended September 30, 2024. The decrease for the nine and three months ended September 30, 2025 was due to decreased interest incurred on the 2025 Notes that matured in May 2025, partially offset by interest incurred on the 2031 Notes issued in May 2024.
•Interest expense incurred on borrowings under our Commercial Paper program was $23 million and $6 million during the nine and three months ended September 30, 2025, and $79 million and $24 million during the nine and three months ended September 30, 2024. The decrease was primarily due to lower outstanding commercial paper borrowings during the period.
•We previously had a term loan that we fully repaid in the second quarter of 2024, therefore, we did not incur any interest expense on the term loan during the nine and three months ended September 30, 2025. We incurred $39 million of interest expense under our term loan obligations during the nine months ended September 30, 2024, none of which was incurred in the three months ended September 30, 2024.
•The remainder primarily relates to the interest incurred on maintaining our Credit Facility and other facilities within our group entities.

Other Income/(Expense), net
Equity and Equity Method Investments
Our equity method investments include OCC and Bakkt, among others. During the nine months ended September 30, 2025 and 2024, we recognized $75 million of our share of estimated equity method investment income, net, and $63 million of our share of estimated equity method investment losses, net, respectively. During the three months ended September 30, 2025 and 2024, we recognized $40 million of our share of estimated equity method investment income, net, and $18 million of our share of estimated equity method investment losses, net, respectively.
The estimated income for the nine and three months ended September 30, 2025 is primarily related to our share of net income of OCC. The estimated losses for the nine and three months ended September 30, 2024 is primarily related to our investment in Bakkt, partially offset by our share of net income of OCC. Both the nine month periods ended September 30, 2025 and 2024 include adjustments to reflect the difference between reported prior period actual results from our original estimates.
For our equity investments that do not have readily determinable fair values, during the nine and three months ended September 30, 2025, we recorded $35 million and $33 million, respectively, of fair value gains on our investments related to identifying observable price changes in our investments and equity investments measured using the NAV practical expedient. During the nine and three months ended September 30, 2024, we recorded a $1 million fair value loss and a $2 million fair value gain, respectively, on our investments related to an impairment and identifying an observable price change in one of our investments.
Legal & Regulatory
During the nine months ended September 30, 2024, we recorded a gain of $160 million related to the PennyMac arbitration final award payment.
Other
We incurred foreign currency transaction losses of $15 million and $12 million for the nine months ended September 30, 2025 and 2024, respectively, and $2 million and $5 million for the three months ended September 30, 2025 and 2024, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. Foreign currency transaction gains and losses are recorded in other income/(expense), net, when the settlement of foreign currency assets, liabilities and payables occur in non-functional currencies and there is an increase or decrease in the period-end foreign currency exchange rates between periods.
Non-controlling Interest
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests. As of September 30, 2025, our non-controlling interests included those related to the non-ICE limited partners' interest in our CDS clearing subsidiaries and non-controlling interests in ICE Futures Abu Dhabi.
As of September 30, 2025, we also had a redeemable non-controlling interest, reflected in temporary equity within our consolidated balance sheet, related to a put right held by non-ICE members to require us to purchase their interests in an entity acquired by us in 2024.
Consolidated Income Tax Provision
Consolidated income tax expense was $772 million and $630 million for the nine months ended September 30, 2025 and 2024, respectively, and $250 million and $227 million for the three months ended September 30, 2025 and 2024, respectively. The change in consolidated income tax expense between periods was primarily due to the tax impact of changes in our pre-tax income and the changes in our effective tax rate each period.
Our effective tax rate was 24% and 23% during the nine months ended September 30, 2025 and 2024, respectively, and 23% and 25% during the three months ended September 30, 2025 and 2024, respectively. The effective tax rate for the nine months ended September 30, 2025 was higher than the effective tax rate for the comparable period in 2024 primarily due to a deferred tax expense increase from state apportionment changes, partially offset by reductions of unrecognized tax benefits resulting from favorable audit settlements in the current period. The effective tax rate for the three months ended September 30, 2025 was lower than the effective tax rate for the comparable period in 2024 primarily due to reductions of unrecognized tax benefits resulting from favorable audit settlements with certain taxing authorities, partially offset by a deferred tax expense increase from state apportionment changes in the current period.

Our unrecognized tax benefit as of September 30, 2025 was $233 million, a $41 million net decrease from the $274 million as of December 31, 2024. The net decrease includes a $15 million increase related to current year positions, a $2 million increase related to prior year positions, and a $58 million reduction related to prior year positions.
On July 4, 2025, the OBBBA was enacted into law. The OBBBA includes significant changes to U.S. federal and international tax provisions. The application of the OBBBA tax provisions did not result in material changes to our total effective tax rate for the nine and three months ended September 30, 2025. The composition of the income tax provision, however, reflects a decrease in current income tax expenses, offset by an increase in deferred income tax expenses, primarily resulting from timing differences between the recognition of expenses for financial reporting and income tax purposes. The decrease in current income tax expenses is primarily due to immediate expensing of current year domestic research and development, or R&D, costs and certain capital expenditures, and an election to accelerate deductions of previously capitalized domestic R&D expenditures under the OBBBA. We intend to make certain elections under the OBBBA based on the best available information and have reflected the impact of these elections in our financial statements for the nine and three months ended September 30, 2025. We will continue to evaluate the impact of these and any alternative elections as additional information becomes available.
The OECD Pillar Two rules, which generally provide for a minimum effective tax rate of 15%, are intended to apply to tax years beginning in 2024. The European Union member states and many other countries, including the U.K., our most significant non-U.S. jurisdiction, have committed to implement or have already enacted legislation adopting the Pillar Two rules. In July 2023, the U.K. enacted the U.K. Finance Act 2023, effective as of January 1, 2024, which included provisions to implement certain portions of the Pillar Two minimum tax rules and included an election to apply a transitional safe harbor to extend certain effective dates to accounting periods commencing on or before December 31, 2026 and ending on or before June 30, 2028. These Pillar Two rules, including those in the U.K., did not have a material impact on our financial statements as of September 30, 2025.
Foreign Currency Exchange Rate Impact
As an international business, our financial statements are impacted by changes in foreign currency exchange rates. Our exposure to foreign denominated earnings for the nine and three months ended September 30, 2025 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Nine Months Ended September 30, 2025		Three Months Ended September 30, 2025
	Pound Sterling	Euro	Pound Sterling	Euro
Average exchange rate to the U.S. dollar in the current year period	1.3150	1.1186	1.3488	1.1689
Average exchange rate to the U.S. dollar in the same period in the prior year	1.2771	1.0872	1.3007	1.0991
Average exchange rate increase	3%	3%	4%	6%
Foreign denominated percentage of:
Exchanges segment revenues, less transaction-based expenses	11%	13%	10%	12%
Fixed income and data services segment revenues	5%	5%	5%	5%
Mortgage technology segment revenues	—%	—%	—%	—%
Revenues, less transaction-based expenses	7%	8%	7%	8%
Operating expenses	7%	2%	7%	2%
Operating income	8%	15%	7%	14%
Impact of the currency fluctuations(1) on:
Exchanges segment revenues, less transaction-based expenses	$12	$13	$5	$9
Fixed income and data services segment revenues	3	2	1	2
Mortgage technology segment revenues	—	—	—	—
Total revenues, less transaction-based expenses	$15	$15	$6	$11
Operating expenses	$7	$2	$3	$1
Operating income	$8	$13	$3	$10

(1)    Represents the impact of currency fluctuation for the nine and three months ended September 30, 2025 compared to the same periods in the prior year.
During both the nine months ended September 30, 2025 and 2024, 15% of our consolidated revenues, less transaction-based expenses were denominated in pounds sterling or euros. During the three months ended September 30, 2025 and

2024, 15% and 14%, respectively, of our consolidated revenues, less transaction-based expenses were denominated in pounds sterling or euros.
During the nine months ended September 30, 2025 and 2024, 9% and 7%, respectively, of our consolidated operating expenses were denominated in pounds sterling or euros. During the three months ended September 30, 2025 and 2024, 9% and 8%, respectively, of our consolidated operating expenses were denominated in pounds sterling or euros.
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
Consolidated cash and cash equivalents were $850 million and $844 million as of September 30, 2025 and December 31, 2024, respectively. We had $1.4 billion and $1.5 billion in short-term and long-term restricted cash and cash equivalents as of September 30, 2025 and December 31, 2024, respectively. We had $376 million and $596 million in short-term and long-term restricted investments as of September 30, 2025 and December 31, 2024, respectively. We had $83.6 billion and $82.1 billion of cash and cash equivalent margin deposits and guaranty funds as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025, the amount of unrestricted cash held by our non-U.S. subsidiaries was $416 million. Due to the application of Global Intangible Low-Taxed Income as of January 1, 2018, the majority of our foreign earnings for the period from January 1, 2018 through December 31, 2022 have been subject to immediate U.S. income taxation and can be distributed to the U.S. in the future with no material additional U.S. income tax consequences. We made and intend to apply the high tax exception to Global Intangible Low-Taxed Income in 2023, 2024 and 2025, thus the majority of our foreign earnings in 2023, 2024 and 2025 are not expected to be subject to immediate U.S. income taxation. These foreign earnings can generally be distributed to the U.S. with no material additional U.S. income tax consequences, primarily due to the availability of dividend received deductions.
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
Cash Flow
The following table presents the major components of net changes in cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds (in millions):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by/(used in):
Operating activities	$3,387	$3,103
Investing activities	(1,167)	(1)
Financing activities	(932)	(2,717)
Effect of exchange rate changes	30	7
Net increase in cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	$1,318	$392
Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, deferred taxes, stock-based compensation and the effects of changes in working capital.
The $284 million increase in net cash provided by operating activities during the nine months ended September 30, 2025 from the comparable period in 2024 was primarily driven by the following:
•An increase in net income of $415 million which was primarily driven by higher Exchange segment revenues partially offset by the $160 million gain related to the PennyMac arbitration final award payment recorded during the nine months ended September 30, 2024;
•An increase in non-cash adjustments to net income of $127 million primarily due to the deferred tax expense incurred during the nine months ended September 30, 2025 from the application of the OBBBA tax provisions compared to the deferred tax benefit incurred during the nine months ended September 30, 2024 and an increase in depreciation and amortization. This was partially offset by our share of net income from OCC during the nine months ended September 30, 2025 compared to our share of net losses primarily driven by Bakkt during the nine months ended September 30, 2024; and
•A decrease in changes in working capital accounts of $258 million primarily due to timing of payments and cash receipts.

Investing Activities
The $1.2 billion increase in cash used in investing activities during the nine months ended September 30, 2025 from the comparable period in 2024 was primarily driven by the following:
•During the nine months ended September 30, 2025, we had net purchases of $827 million of invested margin deposits compared to net proceeds of $230 million during the nine months ended September 30, 2024. These amounts fluctuate based on clearinghouse treasury investment activity related to collateral and liquidity management;
•We received $75 million from the sale of a promissory note during the nine months ended September 30, 2024;
•Capital expenditures and capitalized software development costs increased $49 million driven by increased capitalized software development costs;
•An increase in cash paid for acquisitions, net of cash acquired, of $11 million; and
•We had net proceeds from restricted investments of $219 million during the nine months ended September 30, 2025 primarily related to $500 million of the net proceeds from the senior notes issued in May 2024 that we invested and used to repay a portion of the aggregate principal amount of the senior notes that matured in May 2025. This is compared to net proceeds from restricted investments of $202 million for the nine months ended September 30, 2024.
Financing Activities
The $1.8 billion decrease in cash used in financing activities during the nine months ended September 30, 2025 from the comparable period in 2024 was primarily driven by the following:
•The change in cash and cash equivalent margin deposits and guaranty fund liability increased $2.7 billion due to increased volatility;
•During the nine months ended September 30, 2025, we had net redemptions of commercial paper of $112 million as compared to net redemptions of $583 million during the nine months ended September 30, 2024;
•During the nine months ended September 30, 2025, we repaid $1.3 billion of the senior notes that matured in May 2025 and during the nine months ended September 30, 2024, we repaid $1.6 billion of a term loan;
•The cost of shares withheld to satisfy taxes on employee equity awards increased $26 million due to an increase in shares that vested period over period combined with an increase in the ICE stock price;
•Dividends paid to stockholders increased $51 million primarily due to the increase in the dividend per share for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024;
•During the nine months ended September 30, 2024, we received net proceeds of $739 million from the issuance of senior notes due 2031; and
•We resumed share repurchases during the nine months ended September 30, 2025 and repurchased $894 million of shares with cash during the quarter.
Debt
As of September 30, 2025, we had $19.0 billion in outstanding debt, consisting of $18.6 billion of unsecured senior notes and $417 million under our Commercial Paper Program. Our senior notes of $18.6 billion have a weighted average to maturity of 14 years and a weighted average cost of 3.7% per annum. Our commercial paper notes had original maturities ranging from 6 to 28 days as of September 30, 2025, with a weighted average interest rate of 4.2% per annum and a weighted average remaining maturity of 15 days.
We have a $3.9 billion Credit Facility with a maturity date of May 31, 2029. As of September 30, 2025, of the $3.9 billion that was available for borrowing under the Credit Facility, $417 million was required to back-stop the amount outstanding under our Commercial Paper Program and $173 million was required to support certain broker-dealer and other subsidiary commitments. The remaining $3.3 billion is available for working capital and general corporate purposes including, but not limited to, acting as a backstop to future increases in the amounts outstanding under the Commercial Paper Program.
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
On May 13, 2024, we issued $750 million in aggregate principal amount of 5.25% senior notes due 2031, or the 2031 Notes. We used $500 million of the net proceeds from the offering of the 2031 Notes to repay a portion of the aggregate principal amount of the senior notes that matured in May 2025, or the 2025 Notes. We used the remaining net proceeds to assist with the repayments of the outstanding borrowings under our term loan.
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
In February 2025, we entered into a new 10b5-1 trading plan that became effective on February 21, 2025. During the nine and three months ended September 30, 2025, we repurchased a total of 5.1 million and 2.2 million, respectively, shares of our outstanding common stock at a cost of $894 million and $398 million, respectively. We did not have any share repurchases during the nine and three months ended September 30, 2024. The remaining balance of Board approved funds for future repurchases as of September 30, 2025 was $1.6 billion.
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
During the nine months ended September 30, 2025 and 2024, we declared and paid cash dividends per share of $1.44 and $1.35, respectively, for an aggregate payout of $831 million and $780 million, respectively, which includes the payment of dividend equivalents on vested employee restricted stock units. During the three months ended September 30, 2025 and 2024, we declared and paid cash dividends per share of $0.48 and $0.45, respectively, for an aggregate payout of $276 million and $261 million, respectively, which includes the payment of dividend equivalents on vested employee restricted stock units.
Future Capital Requirements
Our future capital requirements will depend on many factors, including the rate of growth across our segments, strategic plans and acquisitions, including our October 2025 investment in Polymarket (refer to Note 16 to our consolidated financial statements included in this Quarterly Report for further discussion), available sources for financing activities, required and discretionary technology and clearing initiatives, regulatory requirements, the timing and introduction of new products and enhancements to existing products, the geographic mix of our business and potential stock repurchases.
We currently expect to incur capital expenditures (including operational and real estate capital expenditures) and to incur software development costs that are eligible for capitalization ranging in the aggregate between $730 million and $780 million in 2025, which we believe will support the enhancement of our technology, business integration and the continued growth of our businesses.
As of September 30, 2025, we had $1.6 billion authorized for future repurchases of our common stock. Refer to Note 9 to our consolidated financial statements included in this Quarterly Report for additional details on our stock repurchase program.
Our Board has adopted a quarterly dividend policy providing that dividends will be approved quarterly by the Board or the Audit Committee taking into account factors such as our evolving business model, prevailing business conditions, our current and future planned strategic growth initiatives and our financial results and capital requirements, without a predetermined net income payout ratio. On October 30, 2025, we announced a $0.48 per share dividend for the fourth quarter of 2025 with the dividend payable on December 31, 2025 to stockholders of record as of December 16, 2025.
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

	Exchanges Segment		Fixed Income and Data Services Segment		Mortgage Technology Segment		Consolidated
	Nine Months Ended September 30,
Operating income adjustments:	2025	2024	2025	2024	2025	2024	2025	2024
Total revenues, less transaction-based expenses	$4,047	$3,723	$1,811	$1,719	$1,569	$1,514	$7,427	$6,956
Operating expenses	1,064	989	1,108	1,087	1,563	1,648	3,735	3,724
Less: Amortization of acquisition-related intangibles	48	51	113	114	594	593	755	758
Less: Transaction and integration costs	—	—	—	—	48	88	48	88
Less: Regulatory matter	4	—	—	10	—	—	4	10
Less: Other	—	11	—	20	—	—	—	31
Adjusted operating expenses	$1,012	$927	$995	$943	$921	$967	$2,928	$2,837
Operating income/(loss)	$2,983	$2,734	$703	$632	$6	$(134)	$3,692	$3,232
Adjusted operating income	$3,035	$2,796	$816	$776	$648	$547	$4,499	$4,119
Operating margin	74%	73%	39%	37%	—%	(9)%	50%	46%
Adjusted operating margin	75%	75%	45%	45%	41%	36%	61%	59%
Net income adjustments:
Net income attributable to ICE							$2,464	$2,056
Add: Amortization of acquisition-related intangibles							755	758
Add: Transaction and integration costs							48	88
Add/(less): Litigation and regulatory matters							4	(150)
(Less)/add: Net (income)/loss from unconsolidated investees							(75)	63
(Less)/add: Fair value adjustments of equity investments							(35)	1
Add: Other							—	31
Less: Income tax effect for the above items							(180)	(199)
Add/(less): Deferred tax adjustments on acquisition-related intangibles							45	(26)
Less: Other tax adjustments							(8)	—
Adjusted net income attributable to ICE							$3,018	$2,622
Diluted earnings per share attributable to ICE common stockholders							$4.28	$3.57
Adjusted diluted earnings per share attributable to ICE common stockholders							$5.24	$4.55
Diluted weighted average common shares outstanding							576	576

	Exchanges Segment		Fixed Income and Data Services Segment		Mortgage Technology Segment		Consolidated
	Three Months Ended September 30,
Operating income adjustments:	2025	2024	2025	2024	2025	2024	2025	2024
Total revenues, less transaction-based expenses	$1,265	$1,254	$618	$586	$528	$509	$2,411	$2,349
Operating expenses	357	307	374	376	506	563	1,237	1,246
Less: Amortization of acquisition-related intangibles	16	17	38	37	195	198	249	252
Less: Transaction and integration costs	—	—	—	—	7	37	7	37
Less: Regulatory matter	—	—	—	10	—	—	—	10
Less/(Add): Other	—	(19)	—	6	—	—	—	(13)
Adjusted operating expenses	$341	$309	$336	$323	$304	$328	$981	$960
Operating income/(loss)	$908	$947	$244	$210	$22	$(54)	$1,174	$1,103
Adjusted operating income	$924	$945	$282	$263	$224	$181	$1,430	$1,389
Operating margin	72%	76%	39%	36%	4%	(11)%	49%	47%
Adjusted operating margin	73%	75%	45%	45%	42%	35%	59%	59%
Net income adjustments:
Net income attributable to ICE							$816	$657
Add: Amortization of acquisition-related intangibles							249	252
Add: Transaction and integration costs							7	37
Add: Regulatory matter							—	10
(Less)/add: Net (income)/loss from unconsolidated investees							(40)	18
Less: Fair value adjustments of equity investments							(33)	(2)
Less: Other							—	(13)
Less: Income tax effect for the above items							(50)	(74)
Add: Deferred tax adjustments on acquisition-related intangibles							39	9
Less: Other tax adjustments							(8)	—
Adjusted net income attributable to ICE							$980	$894
Diluted earnings per share attributable to ICE common stockholders							$1.42	$1.14
Adjusted diluted earnings per share attributable to ICE common stockholders							$1.71	$1.55
Diluted weighted average common shares outstanding							574	577

Amortization of acquisition-related intangibles are included in non-GAAP adjustments as excluding these non-cash expenses provides greater clarity regarding our financial strength and stability of cash operating results. For the nine months ended September 30, 2024, included in amortization of acquisition-related intangibles is a $3 million impairment charge related to developed technology within our Exchanges Segment.
Transaction and integration costs are included as part of our core business expenses, except for those that are directly related to the announcement, closing, financing, or termination of a transaction. However, we adjust for the acquisition-related transaction and integration costs for acquisitions such as Black Knight given the magnitude of the purchase price of the acquisition.
Litigation and regulatory matters during the nine months ended September 30, 2025 includes a $4 million accrual related to a regulatory matter. Litigation and regulatory matters during the nine months ended September 30, 2024 includes the $160 million gain related to the PennyMac arbitration award resolution and payment received and a regulatory matter accrual of $10 million during the three months ended September 30, 2024. We do not consider events of this type to be reflective of our core business.
We adjust for our share of net income or loss related to our equity method investments, which primarily include OCC and Bakkt.
During the nine and three months ended September 30, 2025, we excluded a total of $35 million and $33 million, respectively, of fair value gains related to adjustments to our equity investments without readily determinable fair values and equity investments measured using the NAV practical expedient. During the nine and three months ended September 30, 2024, we excluded a $1 million fair value loss and a $2 million fair value gain, respectively, on our equity investments without readily determinable fair values. We believe these adjustments provide greater clarity of our performance given that equity investments are non-cash and not a part of our core operations.
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
Non-GAAP tax adjustments include the tax impacts of the pre-tax non-GAAP adjustments, deferred tax adjustments on acquisition-related intangibles, and other tax adjustments. Deferred tax adjustments on acquisition-related intangibles include a $45 million expense and a $26 million benefit for the nine months ended September 30, 2025 and 2024, respectively, and $39 million and $9 million expense for the three months ended September 30, 2025 and 2024, respectively. These deferred adjustments on acquisition-related intangibles are primarily related to U.S. state apportionment changes. The $8 million other tax adjustments for the nine and three months ended September 30, 2025 are primarily due to favorable audit settlements related to previously recognized transaction gains that were excluded from non-GAAP.
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

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$3,387	$3,103
Less: Capital expenditures	(207)	(212)
Less: Capitalized software development costs	(318)	(264)
Free cash flow	$2,862	$2,627
Add: Section 31 fees, net	316	4
Adjusted free cash flow	$3,178	$2,631
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
Contractual Obligations and Commercial Commitments
During the nine months ended September 30, 2025, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K.
New and Recently Adopted Accounting Pronouncements
During the nine months ended September 30, 2025, there were no significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 of our 2024 Form 10-K.

Critical Accounting Policies
During the nine months ended September 30, 2025, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K.
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
(b) Changes in Internal Controls over Financial Reporting. There were no changes to our internal controls over financial reporting during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.     Other Information
ITEM 1.    LEGAL PROCEEDINGS
See Note 12 to the consolidated financial statements and related notes, which is incorporated by reference herein.
ITEM 1(A).    RISK FACTORS
During the nine months ended September 30, 2025, there were no significant new risk factors from those disclosed in Part I, Item 1A, "Risk Factors" in our 2024 Form 10-K. In addition to the other information set forth in this Quarterly Report, including the information in the "—Regulation" section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the factors discussed under “Risk Factors” and the regulation discussion under “Business—Regulation” in our 2024 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our 2024 Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The table below sets forth the information with respect to purchases made by or on behalf of ICE or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the nine months ended September 30, 2025, reported on a settlement date basis.

Period (2025)	Total number of shares purchased (in thousands)	Average price paid per share (1)	Amount of repurchases (1) (in millions)	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2) (in millions)
January 1 - January 31	—	$—	$—	—	$2,518
February 1 - February 28	324	170.45	55	324	2,463
March 1 - March 31	1,077	172.53	186	1,077	2,277
First quarter total	1,401	$172.05	$241	1,401	$2,277
April 1 - April 30	558	$161.34	$90	558	$2,187
May 1 - May 31	476	175.00	83	476	2,104
June 1 - June 30	456	179.08	82	456	2,022
Second quarter total	1,490	$171.13	$255	1,490	$2,022
July 1 - July 31	731	$181.98	$133	731	$1,889
August 1 - August 31	743	182.32	136	743	1,753
September 1 - September 30	751	171.96	129	751	1,624
Third quarter total	2,225	$178.71	$398	2,225	$1,624
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
Seventh Amended and Restated Certificate of Incorporation of Intercontinental Exchange, Inc., effective August 20, 2025 (incorporated by reference to Exhibit 3.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on August 20, 2025, File No. 001-36198).

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
The following materials from Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	—	The cover page from Intercontinental Exchange, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL.

*	Filed herewith.
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

Intercontinental Exchange, Inc. (Registrant)

Date: October 30, 2025	By:	/s/ A. Warren Gardiner
A. Warren Gardiner
Chief Financial Officer
(Principal Financial Officer)