Form 10-K
period 2025-12-31
Intercontinental Exchange, Inc.
filed 2026-02-05
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐   No   ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $104.4 billion.
As of February 2, 2026, the number of shares of the registrant’s Common Stock outstanding was 567,896,513 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders is incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year to which this report relates.

Intercontinental Exchange, Inc.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2025

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
We also include references to third-party trademarks, such as FTSE® and MSCI®, trade names and service marks in this Annual Report. Except as otherwise expressly noted, our use or display of any such trademarks, trade names or service marks is not an endorsement or sponsorship and does not indicate any relationship between us and the parties that own such marks and names. FTSE® and the FTSE indexes are trademarks and service marks of the London Stock Exchange plc and the London Stock Exchange Group Holdings Limited and are used under license. MSCI® and the MSCI indexes are trademarks and service marks of MSCI Inc. or its affiliates and are used under license.
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
Factors that may affect our performance and the accuracy of any forward-looking statements include, but are not limited to, those listed below:
•conditions in global financial markets and domestic and international economic and social conditions, including inflation, changes to international trade policies and tariffs, risk of recession, political uncertainty and discord, prolonged United States, or U.S., government shutdowns, geopolitical events and conflicts (including the conflicts in Ukraine and the Middle East and the events in Venezuela) and sanctions laws;
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
•the global impact of the introduction of, or any changes to, laws, regulations, rules, government policies or tax or accounting requirements with respect to, among other things, financial markets and climate-related risks, as well as increased regulatory scrutiny or enforcement actions;
•our exchanges’ and clearing houses' compliance with their respective regulatory and oversight responsibilities;

•the resilience of our electronic platforms and soundness of our business continuity and disaster recovery plans, including in the event of cyberattacks, cyberterrorism or other disruptions;
•our ability to effectively pursue, implement and realize the anticipated cost savings, growth opportunities and synergies and other benefits from our past or future acquisitions and strategic investments within the expected time frame;
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
•the impact of climate-related risks and the impact of, and uncertainty related to, the transition to renewable energy, including regulatory and legislative changes;
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
•our ability to declare and pay dividends and repurchase shares of our common stock;
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
Exchanges Segment
We operate regulated marketplaces for the listing, trading and clearing of a broad array of derivatives contracts and financial securities, such as commodities, interest rates, foreign exchange and equities as well as corporate and exchange-traded funds, or ETFs. We operate multiple trading venues, including 13 regulated exchanges and six clearing houses (one of which, ICE Clear Credit, is included in our Fixed Income and Data Services segment discussed below), which are strategically positioned in major market centers around the world, including the U.S., U.K., European Union, or EU, Canada, Asia Pacific and the Middle East.
Our Exchanges segment includes trading and listings revenue from our global futures network and the New York Stock Exchange and other registered securities exchanges, or collectively, the NYSE, and various data and connectivity services that are directly related to those exchange platforms. Revenues reflect a mix of both diversified transaction revenues and recurring data and listings revenues. Our Exchanges segment generated revenues, less transaction-based expenses of $5.4 billion and accounted for 55% of our consolidated revenues, less transaction-based expenses in 2025. Key asset classes include:
•Energy Futures and Options: We offer a range of futures and options products that are designed to enable our customers to manage their risk across global energy markets. Our flagship Brent crude oil contract serves as the cornerstone of a global oil network that today includes over 800 related crude and refined oil products including locational and refined spreads. In addition, as natural gas and Liquefied Natural Gas, or LNG, continue to globalize, we offer one of the broadest footprints of regional and global natural gas benchmarks, which spans North America, Europe and Asia. Our leading environmental and power markets round out our diverse global energy network. For over two decades, our environmental markets have provided customers risk management tools to meet carbon cap and trade program requirements and renewable fuel standards. Increasingly, market participants are turning to our global environmental markets to help navigate and manage climate-related risks, the energy transition and the move to net zero emissions.
•Agricultural & Metals Futures and Options: We offer futures and options on the leading global soft commodity markets including coffee, cocoa, cotton and sugar, and operate precious metals markets. Our benchmark contracts offer one of the most globally relevant price markers for these agricultural markets and provide our customers with the tools to manage price and counterparty risk and facilitate price discovery.
•Financial Futures and Options: We offer a diverse suite of equity futures and options contracts based on our own indices as well as those created by MSCI® and FTSE®. These contracts range from established global benchmarks, such as the MSCI® Emerging Market Index, to newer products, such as MSCI®’s suite of Environmental, Social and Governance, or ESG, indices and the NYSE FAANG+ Index. Our global interest rate complex spans geographies, currencies and tenors, providing participants around the world with tools to manage risk in a capital efficient manner. Key products include: Euribor, Gilts, and Sterling Overnight Index Average, or SONIA, among others.
•Cash Equities and Equity Options: We offer securities trading services through our five registered securities exchanges, including the NYSE. Our securities exchanges are leading providers of transparent, efficient, and high-quality markets for the securities issued by large and small companies, ETFs and equity options. These markets serve issuers, investors and other market participants across five cash equity and two options markets.
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
•Listings: The NYSE has been the venue of choice for innovators, visionaries and leaders for over 230 years. The NYSE offers a unique hybrid market model that combines leading technology with an accountable market maker to provide human judgment, a community of the world’s greatest companies and premium brand visibility. With approximately 70% of S&P 500 companies listed on the NYSE as of December 31, 2025, we are a leading listing venue across a range of sectors from technology and healthcare, to financials and energy. In addition to corporate listings, the NYSE is a global leader in ETF listings with 75%, or roughly $10.1 trillion, of ETF assets under management, or AUM, as of December 31, 2025. Revenues from listing fees are largely recurring in nature.
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
Mechanisms have been created, called guaranty funds, to provide partial protection in the event of a clearing member default. Except for ICE NGX Canada Inc., or ICE NGX, each of the ICE Clearing Houses (as defined below) requires that each clearing member make deposits into a guaranty fund maintained by the relevant ICE Clearing House. In addition, we have contributed $381 million of our own cash to the guaranty funds, which is one component of the table below, and such amounts are at risk and could be used in the event of a clearing member default. We also maintain default insurance as an additional layer of clearing member default protection, which is also reflected in the table below. The default insurance was renewed in September 2025 and has a three-year term for the following clearing houses in the following amounts: ICE Clear Europe - $100 million; ICE Clear U.S. - $25 million; and ICE Clear Credit - $75 million. In addition, the table below includes a guaranty fund of $215 million maintained by ICE NGX funded by the following: (1) a $200 million letter of credit issued by a major Canadian chartered bank, and backed by default insurance underwritten by Export Development Canada, a Crown corporation operated at arm’s length from the Canadian government, and (2) $15 million held as restricted cash to fund the first loss amount that ICE NGX is responsible for under the default insurance policy. Separately, ICE NGX has also set aside $30 million of its own capital that could be used for liquidity purposes in the event that a direct participant of the ICE NGX clearing house, or Contracting Party, defaults.

Our contributions to each clearing house as of December 31, 2025 are listed below and our clearing houses are referred to herein collectively as “the ICE Clearing Houses”:

Clearing House	Products Cleared	Location	Exchange where Executed	Reporting Segment	ICE's Contribution
ICE Clear Europe	Energy, agricultural, interest rates and equity index futures and options contracts	U.K.	ICE Futures Europe, ICE Futures U.S., ICE Endex and ICE Futures Abu Dhabi	Exchanges	$297 million
ICE Clear U.S.	Agricultural, metals, foreign exchange, or FX, interest rate and equity index futures and options contracts	U.S.	ICE Futures U.S.	Exchanges	$100 million
ICE Clear Credit(1)	OTC North American, European, Asian-Pacific and Emerging Market CDS instruments	U.S.	ICE Swap Trade and other unaffiliated third-party venues	Fixed Income and Data Services	$125 million
ICE Clear Netherlands	Equity, equity indices and interest rate derivatives	The Netherlands	ICE Endex and ICE Futures Europe	Exchanges	$13 million
ICE Clear Singapore	Energy, metals and financial futures products	Singapore	ICE Futures Singapore	Exchanges	$1 million
ICE NGX	Physical North American natural gas, environmental commodities and physical and financial electricity	Canada	ICE NGX	Exchanges	$245 million
(1)    Although ICE Clear Credit is included in the Fixed Income and Data Services reporting segment, it is included in the table as a part of our suite of global clearing houses.
Fixed Income and Data Services Segment
Our Fixed Income and Data Services segment includes our fixed income execution, or ICE Bonds, CDS clearing, our fixed income data and analytics offerings, and other multi-asset class data and network services. Our leading fixed income pricing and reference data offerings serve as the foundation for a broader fixed income network that provides our customers solutions that span the full workflow including pre- and post-trade analytics, a range of execution protocols and indices. In addition, our multi-asset class connectivity, feeds and desktop solutions, which comprise our Data and Network Technology business, leverage a common sales force, which can enhance cross-selling opportunities across the Fixed Income and Data Services segment. The Fixed Income and Data Services segment generated revenues of $2.4 billion in 2025 and accounted for 24% of our consolidated revenues, less transaction-based expenses.
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
•CDS Clearing: ICE Clear Credit currently supports Single Names CDS on over 700 reference entities and over 180 Index CDS instruments. Revenues also include interest income on certain clearing margin deposits related to our CDS clearing business.
•Fixed Income Data and Analytics: We are a leading provider of end-of-day and continuous evaluated pricing services on over three million fixed income securities spanning approximately 150 countries and 80 currencies including sovereign, corporate and municipal bonds, mortgage and asset-backed securities as well as leveraged loans. Our reference data offering complements our evaluated pricing by providing our clients a broad range of descriptive information, covering millions of financial instruments that, when coupled with our pricing services, act as the foundation for our leading fixed income index complex, ICE Data Indices, LLC, or ICE Data Indices. We also offer a range of fixed income analytics and other workflow solutions including: best execution services, liquidity indicators, fixed income and derivatives portfolio analytics and our ETF Hub. Our fixed income customers use our data, indices and analytics to inform pre-trade decision making, support post-trade regulatory and compliance needs and improve operational efficiency. In addition, our newer offerings in this area include a variety of sustainable data and analytics offerings. Fixed Income Data and Analytics revenues are largely recurring in nature.

•Data and Network Technology: We offer a multi-asset class connectivity solution called the ICE Global Network. The ICE Global Network offers highly secure, low latency connectivity solutions to reach over 150 trading venues and over 750 data sources. In addition, our consolidated feeds business provides data from a broad array of trading venues and news feeds through a common application programming interface, or API. Finally, our desktop solutions support commodity and energy traders, risk managers, financial advisors, wealth managers and retail traders, and include a robust instant messaging, or IM, system that protects the privacy of over 130,000 users, while also enabling greater collaboration. Data and Network Technology revenues are largely recurring in nature.
Mortgage Technology Segment
Over the last nine years, ICE has constructed a network aimed at identifying and solving the inefficiencies that exist in the U.S. residential mortgage market. From application through closing, servicing and the secondary market, our network is intended to connect the key stakeholders across the mortgage origination workflow and provide our customers with data services and technology that deliver greater transparency and enable significant customer efficiency gains. Our Mortgage Technology segment generated revenues of $2.1 billion in 2025 and accounted for 21% of our consolidated revenues, less transaction-based expenses.
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
Our default servicing solutions help simplify the complex process for loans that move into default, while supporting servicers with their compliance requirements and facilitating more efficient loss mitigation processes. We also offer advanced technology to support the bankruptcy and foreclosure process, and more efficiently manage claims related to properties in foreclosure, as well as tools to support loss analysis, to help servicers make the right decisions at the right time. Revenues from default servicing solutions are largely transaction-based and are based on the number of foreclosures.
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
The NYSE electronic trading platform features an open system architecture that allows users to access our system via front-end trading applications developed by ISVs. We developed core technology and architecture known as NYSE Pillar and have migrated all our Cash Equity Securities markets, Security Information Processor, or SIP, and Options Price Reporting Authority, or OPRA, NYSE American Options and Arca Options platforms to this architecture. This integrated platform was designed to improve performance and reduce the complexity of operating multiple trading systems for our customers, while enhancing consistency, performance and resiliency.
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
Operations
We operate regionally diverse primary and backup data centers and maintain comprehensive business continuity and disaster recovery plans and facilities. These are designed to enable nearly continuous availability of our markets and other services in the event of a business disruption or disaster. We maintain incident and crisis management plans that are designed to address responses to disruptive events at any of our locations worldwide.
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
Human Capital Resources
Employees
As of December 31, 2025, we had a total of 12,844 employees. In the U.S., we had a total of 7,551 employees. Internationally, we had a total of 5,293 employees, including 3,512 in India, 799 in the U.K. and 377 in the rest of Europe. Of our total employee base, less than 1% is subject to collective bargaining agreements, and such relations are considered to be good.
We monitor voluntary attrition rates carefully, and over the past three years, our attrition rates have remained lower than the benchmarks in the finance and technology sectors. We review this data frequently and transparently report this information to our stakeholders via our sustainability website.
Corporate Culture
Highly capable and engaged teams are critically important to our ability to grow and innovate. Through our human capital management efforts, we strive to attract and retain the best talent in the world. Our industry is competitive, and the expectations are high. To achieve our business objectives, we aim to offer pay commensurate with performance, significant opportunities for career growth and a culture that prioritizes collaboration and drives results.
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
As an equal opportunity employer, all qualified applicants receive consideration without regard to protected characteristics.
We provide periodic data on our workforce, data reporting to our Board of Directors, and transparency in reporting data to our stakeholders via our annual sustainability reporting.
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
•Environmental risks and opportunities: We are addressing the impact of climate-related risks on our business and we consider environmental risks and opportunities across our operations and products.
For additional information, please refer to the human capital, risk management and sustainability sections of our website at www.ice.com.
Our Competitive Strengths
We believe that we compete favorably based on numerous factors, and that our deep, liquid markets, technology offerings, breadth of product offerings, new product development, highly differentiated proprietary data, customer relationships, efficient, secure settlement, clearing and other support services and our reputation distinguish us from our competitors. We believe that to maintain our competitive position, we must continue to develop new and innovative products and services, enhance our technology infrastructure, maintain liquidity and offer competitive pricing.
We believe our key strengths include our:
•Data Services: Across all three of our segments and our various networks, our data services aim to address the rising demand for independent, real-time information, which is being driven by regulation, market fragmentation and competition, increasing technology and data demands, artificial intelligence, increasing automation, as well as passive investing and indexation. We also believe our data services and highly differentiated proprietary data are uniquely relevant to our clients’ business operations and provide tools and services that enable greater workflow efficiency and, regardless of market conditions, are relied upon to serve the need for continuous information and analysis.
–In our Exchanges segment, we offer proprietary real-time and historical pricing data, as well as order book and transaction information related to our global futures markets and the NYSE. We also provide connectivity services directly related to those exchange platforms and clearing houses.

–In our Fixed Income and Data Services segment, we are a leading provider of end-of-day and continuous evaluated pricing services on over three million fixed income securities spanning approximately 150 countries and 80 currencies including sovereign, corporate and municipal bonds, mortgage and asset-backed securities, as well as leveraged loans. Our reference data offering complements our evaluated pricing by providing our clients with a broad range of descriptive information, covering millions of financial instruments that, when coupled with our pricing services, act as the foundation for our leading fixed income index complex.
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
•World Class Technology: Our proprietary systems are built using state-of-the-art technology and are designed to support our customers' workflows across the networks we operate. We employ a significant number of employees in technology-related activities, including product management, system architecture, software development, artificial intelligence, data center engineering, network engineering, server maintenance and continuity, cybersecurity, system and data performance, systems analysis, quality assurance, database administration and customer technical support. Speed, reliability, resilience, capacity and security are critical performance criteria for our electronic networks.
•Risk Management Expertise: We offer a range of central clearing and related risk management services to promote the liquidity and security of our markets in jurisdictions around the world and to meet local regulatory and operational needs in key financial market centers. The credit and performance assurance provided by our clearing houses to clearing members is designed to substantially reduce counterparty risk and is a critical component of our exchanges’ identities as reliable and secure marketplaces for global transactions. Our clearing houses are designed to protect the financial integrity of our markets by maintaining strong governance and rules, managing collateral, facilitating payments and collections, enhancing capital efficiency and limiting counterparty credit risk. In our Fixed Income and Data Services segment, we provide mission critical price transparency for over three million fixed income securities globally. Our fixed income customers rely on our data, indices and analytics to inform pre-trade decision making, support post-trade regulatory and compliance needs and improve operational efficiency. In our Mortgage Technology segment, our origination technology network acts as a system of record for mortgage transactions, automating the gathering, reviewing, and verifying of mortgage-related information, that in addition to other benefits, is intended to enable automated enforcement of rules and business practices that are designed to adhere to secondary market standards.
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

Competitors
The markets in which we operate are highly competitive. We face competition in all aspects of our business from a number of different enterprises, both domestic and international, including traditional exchanges and new entrants, electronic trading platforms, investment banks, data vendors, voice brokers, and mortgage and other technology providers.
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
•For corporate listings in the U.S., competitors include, but are not limited to, Nasdaq. For ETF listings, competitors include, but are not limited to, Nasdaq and Cboe. We also face competition for foreign issuer listings from a number of stock exchanges outside the U.S. When other liquidity venues and new entrants obtain exchange status, we face more competition for listings.
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
The record consolidated revenues, less transaction-based expenses, we achieved in 2025 reflect our focus on the implementation and execution of our long-term growth strategy.
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
Leveraging artificial intelligence has been a natural extension of our growth strategy given that technology and innovation have been foundational to ICE since our inception. We are leveraging artificial intelligence to further our efforts to enable automation for our customers by building tools that drive efficiency and deliver enhanced analytical insights.
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
We expect to continue to develop our exchange technologies. We also expect to continue to invest in mortgage technology, including through artificial intelligence, to streamline and automate more workflows and build new capabilities. Finally, we expect to add content and build new analytics to enable further electronification in fixed income markets.
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
•In the U.K., ICE Futures Europe is a Recognized Investment Exchange, or RIE, in accordance with the Financial Services and Markets Act 2000. Like U.S. regulated derivatives markets, RIEs are SROs with surveillance and compliance responsibilities. ICE Futures Europe is also authorized and regulated by the Financial Conduct Authority, or FCA, for the regulated activity of administering a benchmark and is authorized as a benchmark administrator under the U.K. Benchmarks Regulation, or U.K. BMR.
•In the EU, ICE Endex is a regulated market in the Netherlands and its derivative markets are licensed under the Dutch Financial Services Act and supervised by the Dutch Central Bank, or DNB, and the Netherlands Authority for the Financial Markets, or AFM.
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
•In the EU, ICE Clear Netherlands is an authorized CCP and is regulated by DNB, AFM and subject to oversight by ESMA. ICE Clear Netherlands is also recognized by BOE as a third-country CCP.
•In Singapore, ICE Clear Singapore is an approved clearing house supervised by the MAS.

Regulation of our Securities Business
•In our cash equities and options markets, NYSE, NYSE Arca, NYSE American, NYSE National and NYSE Texas are national securities exchanges and, as such, are SROs and subject to oversight by the SEC. Accordingly, our U.S. securities exchanges are regulated by the SEC and, in turn, are the regulators of their members. As national securities exchanges, NYSE, NYSE Arca, NYSE American, NYSE National and NYSE Texas must comply with, and enforce compliance by their members with, the Securities Exchange Act of 1934, or the Exchange Act.
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
•Our U.K.-based execution-oriented fixed income market is operated by Creditex Brokerage, L.L.P., which is an operator of a multilateral trading facility, or MTF, and ICE Markets Limited, which acts as the matched principal counterparty to bond transactions arranged on the MTF operated by Creditex Brokerage. Both Creditex Brokerage and ICE Markets Limited are regulated and authorized by the FCA. Creditex Brokerage is authorized to provide automated trading services in Hong Kong, Singapore and Switzerland and is subject to regulatory oversight by national competent authorities in each jurisdiction.
•Our Netherlands-based investment firm, ICE Securities Netherlands B.V., operates an order messaging system for the creation and redemption of exchange traded products, or ETPs, in the primary market and is regulated by the AFM and DNB. ICE Securities Netherlands also holds an Australian Market License permitting it to provide its order messaging system for ETPs into Australia.
Regulation of our Custody Business
We have a digital asset custody business operated by our subsidiary, ICE Digital Trust, a New York State chartered Limited Purpose Trust Company under the supervision of the New York State Department of Financial Services, or NYDFS, which provides custody services for digital assets, including Bitcoin, Ethereum and USD Coin. ICE Digital Trust is subject to regulation under New York State banking laws, including NYDFS Virtual Currency Regulation, NYDFS Cybersecurity Regulation, NYDFS Anti-Money Laundering rules, and the Banking Division Transaction Monitoring and Filtering Program.
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
Regulation of our Index Business
We have an index business, ICE Data Indices, LLC, or ICE Data Indices, which includes equity, fixed income, commodity, volatility, mortgage, sustainability, foreign exchange and credit-sensitive indices. ICE Data Indices applies the International Organization of Securities Commissions, or IOSCO, Principles for Financial Benchmarks to its indices. ICE Data Indices is recognized as a third-country benchmark administrator by the FCA under the U.K. BMR and has applied to ESMA for recognition as a third-country benchmark administrator under the EU Benchmarks Regulation, or EU BMR. In addition,

ICE Benchmark Administration Limited, or IBA, applies the IOSCO Principles for Financial Benchmarks to its regulated benchmarks and is authorized and regulated by the FCA for the regulated activity of administering a benchmark and is authorized as a benchmark administrator under the U.K. BMR. IBA has also applied to ESMA for recognition as a third-country benchmark administrator under EU BMR.
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
Regulatory Changes
Domestic and foreign policy makers continue to review their legal frameworks governing financial markets, and periodically change the laws and regulations that apply to our business and to our customers’ businesses. Our key areas of focus on these evolving efforts are:
•Increased Bank Capital Requirements. The Board of Governors of the Federal Reserve, or the Federal Reserve, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation proposed to implement various Basel Committee standards which would increase U.S. bank capital requirements (Basel III Endgame). The Basel III Endgame would apply credit valuation adjustment risk capital requirements to bank-affiliated clearing members' exposures to their clearing clients. The Federal Reserve also proposed to revise the risk-based capital surcharge for global systemically important bank holding companies to include bank-affiliated clearing members' exposures to their clearing clients in additional aspects of the surcharge calculation. Both proposals would increase capital requirements for client clearing activities, which could increase costs for clearing services, decrease clearing members' clearing capacity, and result in a reduction of cleared volumes at our clearing houses. The Basel III Endgame proposal could also discourage participation in mortgage lending and servicing, resulting in a reduction of mortgage volumes at ICE Mortgage Technology, negatively impact U.S. capital markets, end users' ability to hedge and raise financing through public markets and degrade liquidity. The Basel III Endgame received significant industry feedback, and in September 2025, Michelle Bowman, Vice Chair for Supervision at the Federal Reserve, indicated that a re-proposal is expected to be released in early 2026. However, the final timing and contents of the revised proposal remain uncertain.
•EMIR 3.0. In October 2025, the EU Commission adopted a Delegated Act for the Active Account Requirement, or AAR, under the European Market Infrastructure Regulation, or EMIR, known as EMIR 3.0. The AAR mandates EU market participants to establish accounts for euro-denominated short-term interest rate derivatives at an EU central counterparty and clear a certain number of trades in an EU account. In 2025, ICE Clear Netherlands was authorized to clear euro-denominated short-term interest rate derivatives traded at ICE Futures Europe and thus allows market participants in scope for the AAR to satisfy their obligations. Nevertheless, the Active Account Requirement could result in a reduced volume of trading and clearing of euro-denominated short-term interest rate derivatives at ICE Futures Europe and ICE Clear Europe.
•Policy intervention to address high energy prices. Various legislative proposals in the EU have been adopted to address high energy prices and impact ICE Endex, the primary European exchange for the benchmark European gas contract, and ICE Clear Europe, which clears ICE Endex contracts. These policy interventions include a temporary price cap on certain Dutch Title Transfer Facility, or TTF, derivatives traded on ICE Endex, which expired on January 31, 2025. In addition, in December 2022, a coalition of G7 and other nations set the price of certain Russian crude oil at or below $60 a barrel, which remains in place and impacts the services we offer to clients. In June 2025, the EU Commission established a Gas Market Task Force to review EU natural gas markets and issue recommendations including potential legislative or regulatory changes.
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
•Regulation of ESG data and ratings. Many jurisdictions have adopted or are proposing or considering proposals to regulate environmental, social or governance, or ESG, data providers, as well as ESG ratings. In December 2024, the EU Regulation on ESG Ratings Providers was published in the Official Journal of the EU. The regulation introduces a regulatory regime for ESG rating providers operating in the EU and will take effect in July 2026. Certain ICE Data Service offerings are in scope and will be required to become authorized and supervised by ESMA. In October 2025, the U.K. government published updated draft legislation that would bring ESG data providers under regulation starting in June 2028. In December 2025, the FCA issued a consultation on establishing a framework for issuing ESG ratings and, under this proposal, any company providing certain ESG ratings would be required to register with the FCA beginning in January 2028. If adopted, certain ICE Data Service offerings could be subject to increased regulation and oversight by the FCA.
•Equity Market Structure Rules. In September 2024, the SEC adopted new rules regarding equity market structure which changed the minimum pricing increments, or tick sizes, for the quoting of certain stocks to allow these stocks to be priced with tighter spreads and reduced current fee caps exchanges can charge market participants for access to protected quotations. The compliance date for these rules is November 2026. These rules, or others that the SEC may propose, could affect market and competitive dynamics for venues that facilitate trading of equity securities.
•EU Deforestation Regulation. In December 2025, the European Parliament and Council agreed to postpone the effective date of the EU Deforestation Regulation, or EUDR, for large companies to December 30, 2026, and to June 30, 2027, for small entities. EUDR requires that certain commodities (including cocoa and coffee) and their products be from deforestation-free land and meet other requirements before they can be placed or made available on the EU market, or exported from it. The EUDR requirements may decelerate the physical trade of cocoa and coffee, impact the usability of EU coffee and cocoa physical inventories, and reduce trading volumes on ICE Futures Europe of the Robusta Coffee Contract and London Cocoa Contract and on ICE Futures U.S. of the Coffee C Contract (Arabica).
•EU Market Infrastructure Reform. In December 2025, the European Commission published a proposal to centralize supervision of certain financial entities under ESMA. If enacted, the proposal could change the supervisory structure for ICE Endex and ICE Clear Netherlands.
•Bank of England CCP Reforms. In July 2025, the BOE published a consultation on the U.K.'s regulatory framework for CCPs which included proposals to increase CCP default fund contributions and to increase governance and operational requirements. Many of the proposed changes exceed those required by other global CCP regulatory regimes and, if enacted as drafted, could increase the cost of operating a CCP and affect the competitive position of U.K. CCPs. We are monitoring the proposal and any impact on ICE Clear Europe.
•U.K. Benchmark Regulation. In December 2025, HM Treasury launched a consultation proposing to repeal and replace the U.K. BMR with a new framework that narrows regulatory oversight to only those benchmarks and administrators that could pose systemic risks to U.K. markets.
See the discussion below and Item 1(A) “- Risk Factors” in this Annual Report for additional description of regulatory and legislative risks and uncertainties.
Available Information
Our principal executive offices are located at 5660 New Northside Drive, 3rd Floor, Atlanta, Georgia 30328. Our main telephone number is 1-770-857-4700, and our website is www.ice.com.
We are required to file reports and other information with the SEC. A copy of this Annual Report on Form 10-K, as well as any future Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are available free of charge, on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. A copy of these filings is also available at the SEC’s website (www.sec.gov). From time to time, we may use our website and/or social media, including X, formerly known as Twitter, as distribution channels of material information. The website to access our X account is https://x.com/ICE_Markets. References in this Annual Report to our website address, to the SEC’s website address and to our social media, including our account on X, do not constitute incorporation by reference of the information contained on the website and should not be considered part of this Annual Report.

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
Business and Industry
•    Global economic, political and financial market events or conditions have at times in the past negatively impacted, and may in the future negatively impact, our business.
•    Our business is subject to the impact of interest rate and inflation levels and volatility and financial markets volatility, which are caused by conditions that are beyond our control.
•    Our role in the global financial system positions us at a greater risk for cyberattacks, cyberterrorism and other cybersecurity risks.
•    We may be at greater risk from terrorism than other companies.
•    Systems failures in the derivatives and securities trading industry and mortgage technology industry have in the past negatively impacted us, and could in the future negatively impact us.
•    Owning clearing houses exposes us to risks, including risks related to defaults by clearing members, risks related to investing margin and guaranty funds and the cost of operating the clearing houses.
•    If the value of collateral held as margin or guaranty fund contributions by our clearing houses declines or a collateral issuer defaults, clearing members may be at risk of defaulting, which could adversely impact our clearing houses.
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
•    Climate-related risks pose operational, commercial, reputational, regulatory and financial risks.
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
•    Our ownership of a digital currency custody business may introduce additional risks to our business due to its evolving business model.
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

BUSINESS AND INDUSTRY
Global economic, political and financial market events or conditions have at times in the past negatively impacted, and may in the future negatively impact, our business.
Adverse macroeconomic conditions, including recessions, inflated asset prices, inflation, supply chain issues, labor shortages, government shutdowns, currency fluctuations, interest rate changes, increased mortgage foreclosure volume, decreased mortgage origination or servicing volume, geopolitical events or conflicts, political uncertainty and discord, international trade disputes and sanction laws, including changes to international trade policies and tariffs or other protectionist measures, actual or anticipated large-scale defaults or failures or slowdown of global trade and travel have in the past negatively impacted consumer and corporate confidence and resulted in reductions in consumer, government and corporate spending, and could have such effects in the future, and in turn impact our business. If our customers reduce spending, workforce, mortgage origination, mortgage servicing activity or trading activity, or if there is reduced demand for financial and property data as a result of adverse macroeconomic conditions, our revenues could decline.
During 2025, macroeconomic conditions, including changes in the interest rate environment, inflation, and increased market volatility, as well as changes in government policies implemented by new political administrations in the United States and in many other non-U.S. jurisdictions abroad, alongside other geopolitical events, such as the conflicts in Ukraine and the Middle East and the events in Venezuela, and the imposition of sanctions and tariffs, contributed to continued economic and political uncertainty and volatility in global markets. Those factors resulted in a dynamic operating environment and impacted our operations and results. We expect that these impacts may continue in 2026. Moderately higher inflation levels returned in 2025, closely aligned with the imposition of tariffs. In 2025, many of the new political administrations, such as new governments in the U.S. and U.K., adopted domestic growth agendas and implemented new policies aimed at addressing escalating costs of living. Continued inflation resulted in central banks across multiple jurisdictions exercising caution in implementing interest rate reductions. For example, U.S. interest rates were held steady during the first half of the year, with only modest reductions in the second half. In 2026, if inflation and the cost of living continue to increase, central banks may continue to be hesitant to reduce interest rates, which could continue having an adverse effect on revenues for certain portions of our business.

Beginning in 2022, the Russia-Ukraine conflict has been a catalyst for an energy crisis in Europe. Government interventions related to the energy crisis resulting from the Russia-Ukraine conflict, such as the Market Correction Mechanism (price cap), sanctions, or interventions that may be proposed in the future related to the Russia-Ukraine conflict or the conflict in the Middle East have had and could in the future have a negative impact on our business. See Item 1 “- Business - Regulation” above for additional information on various legislative proposals in the EU to address high energy prices.
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
•    the impact of climate-related risks and the impact of, and uncertainty related to, the transition to renewable energy and away from fossil fuels, including regulatory or legislative changes;
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
Further, NYSE’s revenue increases when more companies are seeking access to public markets, and on the NYSE specifically. Reduced demand for initial public offerings, or IPOs, as compared to historical levels, an increase in the number of delistings, or issuers choosing to list on venues other than the NYSE, have had, and could continue to have, an adverse effect on our revenues.
In addition, adverse conditions in the residential mortgage lending industry, including a substantial or prolonged decline in mortgage lending volume or an increase in mortgage foreclosure volume, have in the past increased our costs or had an adverse effect on our revenues, and may continue to do so in the future. For example, beginning in early 2022, in line with the Federal Reserve raising rates numerous times as part of its anti-inflation strategy, mortgage lending volume decreased substantially. Although this trend has stalled or partially reversed at times in 2023, 2024 and 2025, it could continue in the future, meaning we could see a further decline in mortgage origination volumes. This decrease in lending volume has adversely affected our revenues, in particular those of a transactional nature which are directly connected to the number of loans processed using our technology. Factors that are currently adversely impacting mortgage lending volumes include elevated mortgage interest rates, as well as housing affordability and availability. Additional factors that could now or in the future adversely impact mortgage lending volumes include persistent or increasing housing affordability concerns, reduced consumer and investor demand for mortgages, more stringent underwriting guidelines, decreased liquidity in the secondary mortgage market, high levels of unemployment, high levels of consumer debt, lower consumer confidence, changes in tax and other regulatory policies, the number of existing mortgages eligible for refinancing, and other macroeconomic factors. Although certain of our mortgage technology products, in particular those supporting default management, may see higher demand during times of rising mortgage foreclosure volume, this increase in demand may be outweighed by the impacts of reduced mortgage lending volume and in the aggregate may have a material adverse effect on our business, financial condition, and results of operations. A reduction in mortgage volume could also result in a corresponding decrease in demand for mortgage data products, which would further reduce our revenues.
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
In addition, interest rates are a significant factor influencing mortgage loan production volumes and loan foreclosures, as discussed above. Rising or high interest rates generally reduce mortgage loan production volumes and increase loan foreclosures, which has in the past impacted, and could in the future impact, our transaction-based revenues.

Increases in inflation in recent years have impacted the credit health of some market participants and increased the risk of default. An inflationary or volatile environment generally reduces consumer optimism and contributes to affordability challenges, resulting in lower demand for mortgage loans. Inflation increased moderately in 2025 and has remained volatile in recent years. Central Banks were hesitant to reduce interest rates, resulting in only moderate interest rate reductions. Higher inflation levels and corresponding periods of prolonged high interest rates could adversely affect our business, including by further increasing the cost of capital, resulting in a slowdown of the growth of early-stage companies, causing companies to stay private longer and potentially creating compliance risk for companies already in the public markets.
Factors that are particularly likely to affect price and interest rate levels and volatility, and thus trading and mortgage loan production volumes, include:
•    global economic and market conditions;
•    global political conditions; and
•    concerns over recession, inflated asset prices, inflation, deflation, legislative, regulatory and governmental policy changes, government fiscal and monetary policy, including actions by the Federal Reserve and other foreign monetary units governing bodies, developments related to the U.S. federal debt ceiling, including the possibility of additional government shutdowns, risk of default by the U.S. government on its debt obligations or related credit rating downgrades, and investor and consumer confidence levels.
Additional factors that are particularly likely to affect trading volumes include:
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
Any one or more of these or other factors, which are beyond our control, may reduce volumes and trading activity. Further, lower market volatility could also result in more exchanges, including decentralized or over-the-counter markets, competing for trading volumes to maintain their growth. If any of these unfavorable conditions were to persist over a lengthy period of time and trading volumes were to decline substantially and for a long enough period, the critical mass of transaction volume necessary to support viable markets could be jeopardized. Because our cost structure is largely fixed, if demand for our current products and services declines for any reason, we may not be able to adjust our cost structure to counteract the associated decline in revenues, which would cause our net income to decline.
Our role in the global financial system positions us at a greater risk for cyberattacks, cyberterrorism and other cybersecurity risks.
The cybersecurity threat landscape remains a macro concern for most organizations, and particularly those associated with the U.S. financial infrastructure. We may be more likely than other companies to be a target of cyberattacks and other cybersecurity risks due to our role in the global financial ecosystem and the high-profile nature of many of our businesses that deliver critical services to a broad range of financial market participants. In addition, in recent years, cyberattacks have become more frequent and increasingly sophisticated as malicious actors seek to deploy artificial intelligence, quantum computing or other emerging technologies in their efforts. For a discussion of our cyber risks, see "—Item 1- "Business—Cybersecurity". Our systems and those of our third-party service providers are vulnerable to cyberattacks, hacking and other cybersecurity risks, which could result in wrongful manipulation, disclosure, destruction, or use of our information or that of a third party, or which could make our customers unable or reluctant to use our electronic platforms or other products and services.
It is impossible to precisely predict the likelihood or impact of any cyberattack on the securities industry generally, or on our business. In the event of a cyberattack or a threat of a cyberattack, our procedures may not be effective in immediately detecting and responding to such threats and, upon doing so, our security measures and contingency plans may be inadequate to prevent significant disruptions in our business, technology or access to the infrastructure necessary to maintain our business. In addition, our insurance may be insufficient to cover in full the liabilities or losses that we may incur in the event of a successful cyberattack. Any of these events could adversely affect our business, financial condition and operating results.
We may be at greater risk from terrorism than other companies.
Given our prominence in the global financial industry and the location of many of our properties and personnel in U.S., U.K. and European financial centers, including Manhattan, and our presence in India, Abu Dhabi and Israel, we may be more likely than other companies to be a direct target, or an indirect casualty, of attacks by terrorists or terrorist organizations, or other extremist organizations or individuals that employ threatening or harassing means to achieve their social or political objectives. Damage to our business or facilities due to such attacks may be significantly in excess of insurance coverage, and we may not be able to insure against some damage at a reasonable price or at all. The threat of terrorist attacks may also negatively affect our ability to attract and retain employees. In addition, terrorist attacks may cause instability or decreased trading in the markets we operate, including trading on our securities exchanges. Any of these events could adversely affect our business, financial condition and operating results.
Systems failures in the derivatives and securities trading industry and mortgage technology industry have in the past negatively impacted us, and could in the future negatively impact us.
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
There are risks inherent in operating clearing houses, including exposure to the market and counterparty risk of clearing members, market liquidity risks, defaults by clearing members and risks associated with custody and investing margin or guaranty fund assets provided by clearing members to our clearing houses, which could subject our business to substantial losses. As of December 31, 2025, we custody a total of $81.2 billion of clearing members' margin and guaranty funds across all of our clearing houses. To the extent available, ICE clearing houses use Sovereign Central Banks to custody assets. For example, ICE Clear Credit holds the U.S. dollar cash and U.S. Treasuries that clearing members transfer to satisfy their original margin and guaranty fund requirements at its account at the Federal Reserve. ICE clearing houses may also use third-party investment agents for investment of cash assets, subject to the guidelines provided by each clearing house, and may add or change the investment agents from time to time.
Although our clearing houses have policies and procedures to manage the risks to which they are exposed, including collecting margin and guaranty fund contributions from clearing members, such policies and procedures may not succeed in preventing losses after a member's or counterparty’s default. The processes for calculating and setting margins and financial safeguards are complex and there is no guarantee that our risk models that are utilized to calculate margin and our financial safeguard procedures will adequately protect us in all circumstances. In addition, from time to time, we may redesign the methodology of the risk models that are utilized to calculate margin. Redesigning and implementing a new risk model is a complex process, involving quantitative analysis, regulatory approval and implementation risk. We cannot guarantee that the measures and safeguards we have undertaken to design, implement and operate risk models, calculate and collect margin, and protect our clearing houses in the case of a clearing member default, will be sufficient. Accordingly, it is possible that we would be materially and adversely affected in the event of one or more significant defaults. We have contributed our own capital, or ‘Skin in the Game’, to the front of the guaranty fund of each of the clearing houses that could be used in the event of a default. We also have default insurance that resides after and in addition to the ICE Clear Credit (for CDS clearing), ICE Clear Europe, and ICE Clear U.S. ‘Skin in the Game’ contributions to the default waterfalls of each of the clearing houses and before the guaranty fund contributions of the non-defaulting clearing members. Notwithstanding these actions, the default of one or more of the clearing members could subject our business to substantial losses and/or cause our customers to lose confidence in our clearing houses and, as a result, in our exchange traded business in general.
We announced on February 3, 2026, that the SEC approved ICE Clear Credit’s application to expand its current registered Covered Clearing Agency designation to add U.S. Treasury clearing. Although the new Treasury clearing service is operationally live for the clearing of cash transactions and expects to go live for repurchase transactions in the fourth quarter of 2026, there is no assurance that the service will achieve meaningful market adoption and competition within the U.S. Treasury clearing market may limit the commercial success of this offering. While ICE Clear Credit has established the U.S. Treasury clearing business as a distinct and segregated business line from its existing CDS clearing business, with its own rulebook, membership, risk management framework, financial and liquidity resources, and governance structure, operating both business lines out of the same legal entity poses risks that any financial, operational, or risk management failure within the U.S. Treasury clearing business could adversely affect the CDS clearing business. We cannot guarantee that the policies, controls, and safeguards implemented to design, launch, and operate this new service will be sufficient to mitigate these risks.
If the value of collateral held as margin or guaranty fund contributions by our clearing houses declines or a collateral issuer defaults, clearing members may be at risk of defaulting, which could adversely impact our clearing houses.
Our clearing houses hold a substantial amount of assets as margin or guaranty fund contributions, which comprise U.S. and other sovereign treasury securities. As of December 31, 2025, our clearing houses held $82.6 billion of non-cash margin or guaranty fund contributions in U.S. and other sovereign treasury securities: $72.9 billion of this amount was comprised of U.S. Treasury securities, $5.4 billion of various EU member country Treasury securities, $1.8 billion of U.K. Treasury securities and $2.6 billion of other European, Japanese, Canadian and Tri-Party Treasury securities. Sovereign treasury securities have historically been viewed as one of the safest and most liquid securities for clearing houses to hold due to the perceived credit worthiness of major governments. If there is a significant decline in the value of collateral relied upon by our clearing houses, our clearing houses could face significant expenses and such an event could cause a credit contraction and major swings in asset prices. To mitigate this risk, our clearing houses currently apply a discount or “haircut” to the market values for all sovereign securities held as margin or guaranty fund contributions; however, market conditions could change more quickly than we expect, and we may be unable to adjust the amount of the haircuts or the haircuts could be insufficient in the event of a sudden market event.
If the value of collateral declines significantly, our clearing houses will need to collect additional margin or guaranty fund contributions from their clearing members, which may be difficult for the members to supply, particularly during times of financial stress. This risk may be additionally exacerbated by an actual or threatened default by a collateral issuer. If a clearing member cannot supply the additional margin or guaranty fund contributions, which may include cash in a currency acceptable to the clearing house, the clearing house could deem the clearing member in default. If any clearing members default as a result of the reduction in the value of margin or guaranty fund contributions, our clearing houses and trading business could suffer substantial losses as a result of the loss of any capital that has been contributed to the clearing house’s guaranty funds and a loss of confidence by clearing members in the clearing house, resulting in a reduction in volumes of future cleared transactions.
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
Owning and operating cash equity and options exchanges for which the revenues are primarily derived from trading activity, market data and listing fees, exposes us to risks. Adverse economic conditions and legal and regulatory changes similar to those discussed elsewhere in this section could result in decreased trading volume on our exchanges, discourage or prohibit market participants from listing on our exchanges or cause them to forgo new offerings. In addition, as the industry rapidly evolves to accommodate digital finance, we will need to innovate quickly or risk being placed at a competitive disadvantage, especially if certain providers of digital asset solutions are allowed to operate under different regulatory standards or requirements. Any of these could reduce our revenues, including market data and listing fee revenue.
Our cash equity and options exchanges also have certain regulatory responsibilities that must be fulfilled. For example, these exchanges are responsible for enforcing listed company compliance with applicable listing standards, enforcing members' compliance with exchange rules and federal securities laws, complying with terms of NMS Plans, filing of all material changes to exchanges' rules with the SEC, and operating our exchanges consistent with exchange rules, federal securities laws and other applicable laws. Any failure by one of our exchanges to comply with, and enforce compliance by their members or listed companies with, exchange rules and securities laws could significantly harm our reputation, prompt regulatory scrutiny, result in the payment of fines or penalties and adversely affect our business, financial condition and operating results.
We must allocate significant resources to fulfill our regulatory and self-regulatory responsibilities. The business objectives of exchanges might conflict with the exchanges’ regulatory and self-regulatory responsibilities. In addition, the listing of our common stock, or the stock of companies in which we invest, on the NYSE could potentially create a conflict between the exchange’s regulatory responsibilities to vigorously oversee the listing and trading of securities, on the one hand, and our commercial and economic interest, on the other hand. While we have structural protections to minimize these potential conflicts, we cannot be sure that such measures will be successful.
Further, changes in the rules of our securities markets must be reviewed and approved by the SEC. Approval of such changes by the SEC cannot be guaranteed, and the SEC has in the past delayed, and could in the future delay, either the approval process or the initiation of the public comment process. Any denial or delay in approving changes, or a failure to file changes that regulators view as required, could significantly harm our reputation, prompt regulatory scrutiny, result in the payment of fines or penalties and adversely affect our business, financial condition and operating results. Challenges by the SEC to fee filings on securities market data have in the past negatively impacted and could in the future negatively impact the value of proprietary data products.
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
Climate-related risks pose operational, commercial, reputational, regulatory and financial risks.
Climate-related risks and increases in the frequency or severity of extreme weather events and other natural disasters, and such events could negatively impact our activities and results of operations and impact the activities of our customers or third-party vendors or suppliers. The physical commodities and assets underlying certain of our markets may also be impacted by climate-related risks and extreme weather events, which could impact users of our markets. The risks associated with extreme weather events and other natural disasters may evolve rapidly and we expect that climate-related risks may increase over time.
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
In addition, the uncertainty related to the transition to clean and renewable energy and away from fossil fuels, including regulatory, legislative or policy changes by the U.S. government with regard to energy policy and related subsidies, incentives or penalties, may negatively impact trading on our markets and have an adverse effect on the activities of our customers or third-party vendors, which could negatively impact our revenues. Furthermore, lawmakers in many jurisdictions have proposed or adopted laws, regulations or policies on sustainability-related topics that diverge from, or potentially conflict with, laws in other jurisdictions in which we operate. We are subject to risks related to the uncertainty in connection with changing policies and particularly with respect to any divergence in such laws, regulations or policies, which could impact us and our customers and result in increased regulatory, compliance, reputational or operational challenges and costs.
We have in the past been, and may in the future be, required to recognize impairments of our goodwill, other intangible assets or investments.
The determination of the value of goodwill and other intangible assets requires the use of estimates and assumptions that affect our consolidated financial statements. As of December 31, 2025, we had goodwill of $30.6 billion and net other intangible assets of $15.4 billion relating to our acquisitions, including our acquisition of Black Knight in September 2023. As of December 31, 2025, we had a total carrying value of $1.6 billion relating to our equity investments, including our investment in Blockratize, Inc., doing business as Polymarket.

During 2024 and 2023, we recorded impairments on certain developed technology and trademark finite-lived intangible assets, respectively. We cannot assure you that we will not experience future events that may result in these types of impairments. An impairment of the value of our existing goodwill, other intangible assets and other investments and assets could have a significant negative impact on our future operating results.
For additional information on our goodwill, other intangible assets and investments, refer to Notes 3, 4 and 9 to our consolidated financial statements and “- Critical Accounting Estimates - Goodwill and Other Intangible Assets Impairment Assessment” in Item 7 “- Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included in this Annual Report.
Our ownership of a digital asset custody business may introduce additional risks to our business due to its evolving business model.
In May 2025, we acquired a digital asset custody business now known as ICE Digital Trust, LLC. Our new initiatives in connection with our digital asset custody business present operational, reputational, and financial risks, including increased risk of a security breach, system failure, or in connection with a decline in demand for digital assets.
More specifically, the failure to safeguard and manage digital asset accounts could adversely impact our business, operating results, and financial condition. The theft, loss, or destruction of private keys required to access any crypto assets held in custody may be irreversible, and we could be held liable for customer losses. Our insurance policies may not be adequate to reimburse us for losses caused by security breaches or incidents, and we may lose crypto assets valued in excess of the insurance policy without any recourse. Unlike bank accounts or accounts at some other financial institutions, in the event of loss or loss of utility value, there is no public insurer to offer recourse to us or to any consumer and the misappropriated crypto may not be easily traced to the bad actor.
Additionally, custodial platforms are prime targets for hackers. A breach of our custody systems could lead to the theft of customer assets and unauthorized transfers, for which the company might be held liable, and traditional insurance may not adequately cover losses related to digital assets. Further, our ownership of a digital asset custody business may also involve dependencies on decentralized or other third party blockchain services and the protocols, which we do not control and in turn may expose us to new and evolving technological risks.
The digital asset industry is subject to rapidly evolving and uncertain regulations at both the state and federal levels. Changes in laws or enforcement patterns, such as those related to anti-money laundering (AML) and tax reporting, could impact our ability to operate the business. Further, recent developments in the digital asset economy have led to increased volatility in digital asset markets, which in turn may increase the potential for loss of confidence in the digital asset ecosystem, or negative publicity surrounding digital assets impacting our reputation.
ICE Digital Trust is a New York limited purpose trust company that is subject to extensive regulation by the NYDFS. Compliance with any such regulatory requirements increases our regulatory burden and gives rise to costs and expenses that may have a material impact on our financial condition.
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
We are and will continue to be subject to extensive regulation in many jurisdictions around the world, and in particular in the U.S., the U.K. and the EU. We face the risk of significant actions by regulatory and taxing authorities in all jurisdictions in which we conduct our businesses and hold investments, which may affect our business, the activity of our market participants, and our results. Among other things, as a result of regulators and tax authorities enforcing existing laws and regulations, we have in the past been, and could in the future be, censured, fined, prohibited from pursuing certain acquisitions or engaging in some of our business activities, subjected to limitations or conditions on our business activities, including fair, reasonable and nondiscriminatory pricing restrictions, also known as FRAND, and prohibiting the inclusion of, or reliance on, “unfair” terms in certain customer contracts, or subjected to new or substantially higher taxes or other governmental charges in connection with the conduct of our business or with respect to our employees, including settlement payments, interest payments and penalty payments. In many cases, our activities are subject to overlapping and divergent regulation in different jurisdictions.
The adoption of new laws or regulations, changes in governmental policies or changes in regulations or enforcement practices applicable to our businesses or those of our clients could adversely affect our ability to compete effectively with other institutions that are not affected in the same way or impact our clients’ overall trading volume through our exchanges and clearing houses and demand for our market data and connectivity offerings, mortgage technology and other services.
EU policymakers continue to adopt and propose changes to regulatory intervention related to energy markets, including pricing-limiting mechanisms on exchange-traded gas products and strengthening the EU’s market abuse framework for wholesale energy markets. Trading volumes on ICE Endex, the primary European exchange for the benchmark European gas contract, and ICE Clear Europe, which clears ICE Endex contracts, could be impacted. Additionally, in December 2022, a coalition of various nations set the price of Russian crude oil at or below $60 a barrel, which remains in place and continues to impact our businesses and those of our clients. There may be additional regulatory changes forthcoming and additional impacts to our business.
We are also subject to regulatory risks relating to the mortgage industry, which is heavily regulated in the U.S. We are subject to enhanced oversight from the FFIEC and CFPB related to the inclusion of Black Knight's services and product offerings in our portfolio. Changes to existing laws, regulations or policies, or the adoption of new laws, regulations or policies that affect the residential mortgage industry could reduce residential mortgage volume or otherwise limit the ability of users and participants of our mortgage technology services to operate their businesses, resulting in decreased usage of our solutions. Alternatively, reduced regulatory requirements could also reduce the demand for certain of our products and services, which are intended to enable our customers to satisfy existing regulatory requirements. Potential structural changes to federal agencies integral to the U.S. residential mortgage industry, in particular, those involving the roles of Fannie Mae and Freddie Mac, in addition to the regulatory roles of the CFPB and other banking regulators, could disrupt the residential mortgage market and have a material adverse effect on our business. Further, as a critical third-party service provider in the mortgage industry, we are subject to supervision and examination by certain regulators, which has resulted, and will continue to result, in additional operating costs.
There is ongoing public concern regarding data privacy and data protection in many jurisdictions in which ICE operates. Many of those jurisdictions have passed data privacy legislation, with many more contemplating new laws. The laws and regulations related to privacy and data protection are increasing in complexity and number, change frequently and increasingly conflict among the various countries in which we operate, which has resulted in greater compliance risk and cost for us. Privacy and data protection regulations often require monitoring of, and changes to, our data practices in regard to the collection, use, disclosure, storage, transfer and/or security of personal and sensitive information. Regulatory activity in the privacy area may also hinder our business, for example, by restricting use or sharing of data, including for marketing or advertising or limiting the use of, limiting our ability to provide certain data to our customers, or otherwise regulating artificial intelligence and machine learning, including the use of algorithms and automated processing in ways that could materially affect our business, or that may lead to significant increases in the cost of compliance. The expansion of our business in the U.S. residential mortgage market increases the impact of data privacy legislation and regulation on our business. These developments could impact our profitability in the affected jurisdictions, or even make it uneconomical for us to continue to conduct all or certain of our businesses in such jurisdictions, or could cause us to incur significant costs associated with changing our business practices, restructuring our businesses or moving all or certain of our businesses and our employees to other jurisdictions, including liquidating assets or raising capital in a manner that adversely increases our funding costs or otherwise adversely affects our stockholders and creditors.
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
In 2016, the SEC approved a plan to establish a market-wide consolidated audit trail, or the CAT, to improve regulators’ ability to monitor trading activity. In addition to increased risk in connection with our regulatory obligations, the implementation of the CAT has resulted in, and in the future could continue to result in significant additional expenditures, which may not be reimbursed, especially in light of a court challenge to the CAT funding model in the United States Court of Appeals for the Eleventh Circuit and follow-on cases. Funding for the CAT has been provided primarily by the SROs, partly in exchange for promissory notes, which increased the risk that SROs, including us, will not be reimbursed in whole or in part for costs expended to build and operate the CAT or for future promissory notes, if any. In addition, if the SEC determines that we have failed to properly implement the CAT, we may be unable to recover our prior expenses. Due to the replacement of the original plan processor, we recorded promissory note impairment charges of $16 million, $2 million and $16 million in 2023, 2020 and 2019, respectively. As of December 31, 2025, we have accrued approximately $88 million as a receivable in connection with our portion of expenses related to the CAT implementation. In addition, there are risks to SRO participants related to regulatory actions or fines in connection with the operation and use of the CAT, including the storage of sensitive and confidential information, potential misuse by users with access to the system or if the plan participants do not renew a contract with the plan processor. Furthermore, there is a risk that, upon completion of a review by the SEC, there may be changes required to the system or its governance that could increase costs.
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
The recently enacted GENIUS Act in the U.S. establishes a framework for regulating stablecoins and legislative proposals in the U.S. and EU that, if enacted, will regulate digital assets and could adversely affect our ability to compete if they permit different standards or requirements for certain entities or technologies.
We are subject to tax laws, regulations, rulings and audits in multiple U.S. and non-U.S. jurisdictions that could have a significant impact on our business and lead to additional expenditures for us or our customers. For example, there have been discussions in various jurisdictions around financial transaction or digital service tax frameworks as well as global minimum corporate income tax rates. Changes to tax frameworks in jurisdictions where we operate significant business, for example, the U.S., the U.K. and the EU have increased costs in the past, and may in the future increase costs to us or to our market participants and discourage participation in the markets we operate. Furthermore, implementation of any new or amended tax laws or regulations could impact our global operations, trading volumes or financial results.
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
Our acquisitions expose us to new regulatory requirements. For example, our acquisitions of Ellie Mae, Inc., or Ellie Mae, in 2020 and Black Knight in 2023 expose us to increased regulatory scrutiny from U.S. regulatory bodies that regulate the U.S. residential mortgage industry, including the FFIEC and its member agencies, and the CFPB, among others. In addition, our acquisition of ICE Digital Trust, which is a New York limited purpose trust company, subjects us to additional regulation and oversight by the NYDFS, including requirements to comply with additional cybersecurity, anti-money laundering, capital adequacy and digital asset safekeeping requirements. Compliance with any such regulatory requirements increases our regulatory burden and gives rise to costs and expenses that may be material.
Our regulators have broad enforcement powers to censure, fine, issue cease-and-desist orders, embargo future business activity or prohibit us from engaging in some of our businesses. We continue to face the risk of significant intervention by regulatory authorities, including extensive examination and surveillance of our business. Failure to comply with remediation requirements from such examinations could result in enforcement actions. Any enforcement matters by regulators may result in material adverse consequences to our financial condition, operating results or ability to conduct our business, including adverse judgments, settlements, fines, penalties, injunctions, restrictions on our business activities or other relief. Our involvement in any such matters, even if the matters are ultimately determined to be in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government or regulatory agencies may result in additional litigation, investigations or proceedings as other litigants and government or regulatory agencies begin independent reviews of the same businesses or activities. Finally, the implementation of new legislation or regulations, issuances of executive orders or changes in or unfavorable interpretations of existing regulations by courts or regulatory bodies, could require us to incur significant compliance costs and impede our ability to remain competitive and grow our business.
Regulatory developments or court rulings may have an adverse impact on our ability to derive revenue from market and mortgage data and technology and connectivity fees.
Regulatory developments or court rulings could reduce the amount of revenue that we obtain from exchange market data and connectivity fees related to our U.S. equity and options exchanges, and from mortgage data related to our mortgage technology businesses. With respect to our U.S. equities and equity options exchanges, our ability to assess fees for market data products and certain connectivity fees are subject to review by the SEC. There continues to be opposing industry viewpoints as to the extent that our U.S. equities and equity options exchanges should be able to charge for market data and market access, and the manner in which we set such exchange fees could be reassessed.
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
The long-term effects of Brexit will depend, in part, on the agreement the U.K. made to retain access to EU markets, and whether the EU and U.K. continue to implement regulatory proposals related to the provision of financial services and the administration of benchmarks and indices in the EU and U.K. Following Brexit, matters of access in financial services are left to be addressed through declarations of equivalence under existing equivalence regimes contained in U.K. and EU law and through domestic laws. In January 2025, the European Commission adopted a new equivalence decision that allows continued access by EU firms to clear trades at U.K. central counterparties until June 30, 2028. Subsequently, in March 2025, ESMA extended the tiering determination and temporary recognition decisions for ICE Clear Europe until June 30, 2028, which allows continued access for EU firms to clear trades at ICE Clear Europe. In the absence of an extension of the temporary equivalence or permanent equivalence of U.K. CCPs by the European Commission, EU persons would be restricted in accessing clearing services at ICE Clear Europe, which could impact clearing revenues, and could also cause us to change our business practices, restructure our businesses or move certain of our businesses and employees.
In June 2023, the Financial Services and Markets Act 2023, or FSMA 2023, was enacted, which makes significant changes to U.K. financial services regulation and incorporates considerations of the HM Treasury's March 2022 Wholesale Markets Review. The FSMA 2023 expands the U.K.’s existing resolution regime for CCPs and enables the BOE to take full control of a CCP when necessary without relying on its existing powers, and permits the BOE to use a number of tools without reliance on the CCPs' rulebook. In addition, in July 2025, the BOE published a consultation on the U.K.'s regulatory framework for CCPs. The proposals for U.K. CCPs, if finalized, would increase the costs of operating a CCP in the U.K., raise regulatory burdens on U.K. CCPs and could consequently have a negative effect on revenue earned by U.K. CCPs and ICEU and place U.K. CCPs at a competitive disadvantage.
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
Our subsidiary, IBA, administers various globally important benchmarks, including ICE Swap Rate. As a “critical” benchmark, the administration of ICE Swap Rate is subject to additional obligations under the U.K. BMR. These include the ability of the FCA to compel continued administration of ICE Swap Rate for up to 10 years if the administrator intends to cease providing the benchmark, to impose changes in the way the benchmark is determined if the FCA believes the benchmark is unrepresentative or its representativeness is at risk and to apply prohibitions and restrictions on the use of the benchmark in certain circumstances. Changes to, cessations of, and the replacement of or transition from, our subsidiaries' benchmarks and indices or any other changes or reforms to the determination or administration of such benchmarks and indices, could result in legal risks or risks to our reputation, and could have an adverse impact on our business, financial condition and operating results.
Any failures, negative publicity or lawsuits related to our subsidiaries’ administration of benchmarks could result in a loss of confidence in our subsidiaries’ administration of benchmarks and indices and could harm our business and our reputation.
Following Brexit, supervised entities in the EU have been able to continue to use benchmarks administered by our subsidiaries outside of the EU under certain transitional provisions of the EU BMR. These transitional provisions expired on December 31, 2025. On January 1, 2026, the EU BMR was amended to reduce its scope to cover only certain benchmarks. Our subsidiaries outside of the EU that administer benchmarks which continue to be in scope of the regulation have sought recognition in order for EU-supervised entities to continue to be able to use these benchmarks. To the extent such subsidiaries are unable to obtain recognition for any reason or EU-supervised entities are otherwise unable to continue to license and use their in scope benchmarks, our business and our reputation could be harmed.
In addition, certain authorities, including those in the U.K. and the EU, have issued consultations to gather feedback on index provider businesses or are undertaking reviews of current regulations. The results of these consultations or reviews may lead to a regulatory response that could affect our business. Additional regulation on index providers in the U.S., U.K., EU or other jurisdictions, could have a negative impact on our revenues.
We may face liability for content contained in our data products and services.
We have been, and may in the future be, subject to claims for breach of contract, defamation, libel, copyright or trademark infringement, fraud or negligence or based on other theories of liability, in each case relating to the data, articles, commentary, ratings, information or other content we distribute in our financial data services business. If such data or other content or information that we distribute has errors, is delayed or has design defects, we could be subject to liability or our reputation could suffer. We could also be subject to claims based upon the content that is accessible from our corporate website or those websites that we own and operate through links to other websites. Use of our products and services as part of the investment process creates the risk that clients, the parties whose assets are managed by our clients or the parties that invest in financial products that utilize our products and services, may pursue claims against us for significant amounts. Any such claim, even if the outcome were ultimately favorable to us, could involve a significant commitment of our management, personnel, financial and other resources. Such claims and lawsuits could have a material adverse effect on our business, financial condition and operating results and a negative impact on our reputation.
In addition, we license and redistribute data and content from various third-party sources and the terms of these licenses change frequently. Our third-party data and content suppliers may audit our use of and our clients’ use of and payment for data and content from time to time in the ordinary course of business, including audits currently underway. Such third-party data and content suppliers have asserted and may in the future assert that we or our clients owe additional amounts under the terms of the applicable license agreements, that we inappropriately distributed the third-party data or that we or our clients used the data or content in a manner that exceeded the scope of the applicable license agreement or without a license agreement. In some instances, where we have certain commercial relationships with third parties, we have assumed the responsibility for this third-party source liability. We have and expect to continue to spend and allocate resources to develop and acquire the use of technology and other intellectual property rights to manage these risks and track third-party data usage, but we cannot be assured that we will not incur liability. The costs and resources required to investigate any allegations could be material, and we may still be required to pay damages to, or make unexpected large settlement payments to, these data and content suppliers, which could also give rise to reputational harm.
We are subject to significant litigation and liability risks, including enforcement actions by our regulators.
Many aspects of our business, and the businesses of our market participants and data and mortgage technology customers, involve substantial risks of liability. These risks include, among others, potential liability from disputes over terms of a trade and the claim that a system failure or delay caused monetary loss to a participant or that an unauthorized trade occurred. For example, dissatisfied market participants that have traded on our electronic platforms or those on whose behalf such participants have traded may make claims regarding the quality of trade execution, or allege improperly confirmed or settled trades, abusive trading practices, security and confidentiality breaches, mismanagement or even fraud against us or our participants. In addition, because of the ease and speed with which sizable trades can be executed on our electronic platform, participants can lose substantial amounts by inadvertently entering trade orders, by entering them inaccurately or in the event of system issues. A large number of significant error trades could result in participant dissatisfaction and a decline in participant willingness to trade in our electronic markets. Matters relating to such trading events can also result in reviews, inspections, examinations and investigations by our regulators, any of which may result in claims, legal proceedings, assessments, fines, penalties, restrictions on our business or other sanctions.
In addition, we are subject to, and in the future may be subject to, additional legal and regulatory disputes and enforcement actions that could result in the payment of fines, penalties or damages and could expose us to additional liability in the future. See Item 3 "Legal Proceedings" in this Annual Report for a general description of our legal proceedings and claims and Note 16 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report, for a summary of specific legal proceedings. The outcome of any of these legal proceedings that remain unresolved cannot be determined and adverse rulings in these matters could impact our financial condition and continued operations. In addition, the scope of our business and operations increases the risk of different regulators across multiple jurisdictions bringing overlapping claims, which could expose us to additional fines, penalties or damages as a result of a single incident.
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
The secure transmission of confidential information and the ability to reliably transact on our electronic platforms and provide financial data services are critical elements of our operations. Some of our products and services involve the storage and transmission of proprietary information and sensitive or confidential client and other data, including client portfolio information or personally identifiable information. If anyone gains improper access to our electronic platforms, networks or databases, they may be able to steal, publish, misappropriate, delete or modify our confidential information or that of a third party. Breaches of our cybersecurity measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our clients or our customers, including the potential loss or disclosure of such information or data could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, which could result in litigation, regulatory action and potential liability for us, damaging our brand and reputation or otherwise harming our business. Our networks and those of our customers, third-party service providers and external market infrastructures may be vulnerable to compromise, unauthorized access, security technology failure, malware, social engineering, deepfake scams, denial of service attacks, terrorism, ransomware attacks, supply chain attacks, firewall or encryption failures or other security problems resulting in loss of data integrity, information disclosure, unavailability or fraud. The financial services industry has been targeted for purposes of political protest, activism and financial gain and our role in the global marketplace places us at greater risk than other public companies for cyberattack and other information security threats. Further, former employees of companies in the financial sector have misappropriated trade secrets or stolen source code in the past and we could be a target for such illegal acts in the future. There also may be system or network disruptions if new or upgraded systems are defective or not tested and installed properly.
Although we have not been subject to cyberattacks or other cyber incidents that have had a material impact on our operations or financial condition, we have from time to time experienced cybersecurity events including distributed denial of service, or DDoS, attacks, malware infections, phishing, web attacks, zero day and/or emerging vulnerabilities with known exploits and other information technology incidents that are typical for a financial services company of our size. For example, although not material, we experienced DDoS attempts, brand misuse, cyber fraud attempts, and phishing attempts directed toward employee systems and employee email accounts during 2025. While we operate an Information Security program that is designed to prevent, detect, track and mitigate cyber incidents and that has detected and mitigated such incidents in the past, we cannot assure you that these measures will be sufficient to identify and protect our business against future attacks. Any such attacks could result in reputational damage, cause system failures or delays that could cause us to lose customers, cause us to experience lower current and future trading volumes or incur significant liabilities or have a negative impact on our competitive position or reputation. In addition, given the increasing complexity and sophistication of the techniques used to obtain unauthorized access or disable or degrade systems, a cyberattack could occur and persist for an extended period of time before being detected, and we may not anticipate these acts or respond adequately or timely. The extent of a particular cyber incident and the steps that we may need to take to investigate the incident may not be immediately clear, and it may take a significant amount of time before such investigation can be completed and full and reliable information about the incident is known. While such an investigation is ongoing, we may not necessarily know the extent of the harm or how best to remediate it, which may compound damages before the incident is discovered or remediated. Additionally, as threats continue to evolve and increase, and as the regulatory environment and regulations related to information security, disclosure of cyberattacks, data collection and use, and privacy becomes increasingly rigorous, we may be required to devote significant additional resources to modify and enhance our security controls and to identify, remediate and disclose any security vulnerabilities, which could adversely impact our net income.
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
•    unanticipated disruption in service to our participants and customers;
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
We depend on a number of suppliers, such as online service providers, hosting service and software providers, data processors, data centers, software and hardware vendors, banks, local and regional utility providers, and telecommunications companies for elements of our trading, clearing, data services, mortgage technology applications and other systems. We rely on access to certain data used in our business through licenses with third parties, and we rely on a large international telecommunications company for the provision of hosting services. We also depend on third-party suppliers for data and content, including data received from certain competitors, clients, various government and public record services and financial institutions, used in our products and services. Some of this data is exclusive to particular suppliers and may not be obtained from other suppliers. In addition, our data suppliers could enter into exclusive contracts with our competitors without our knowledge. The general trend toward industry consolidation increases the risk that these services may not be available to us in the future. If these companies were to experience difficulties, discontinue providing services to us for any reason or be unable to or fail to provide the type of service agreed to for any reason, we would likely experience significant disruption to our business or experience a degradation in the quality of our products and services. We may therefore be subject to litigation by our clients or parties that are investors in financial products that utilize our products and services, or face increased regulatory scrutiny or regulatory fines or damage to our reputation. It could require a significant amount of time and additional resources to transition to new third-party service providers or to enter into new commercial arrangements in order to offset loss of services to our clients. In addition, our third-party data suppliers perform audits on us from time to time in the ordinary course of business to determine if data we license for use in our products and services or for redistribution has been properly accounted for in accordance with the terms of the applicable license agreement. As a result of these audits, we have incurred and may in the future incur additional expenses.
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
Our financial performance depends, in part, on our ability to develop and market new and innovative services and to adopt or develop new technologies that differentiate our products or provide cost efficiencies, while avoiding increased related expenses. Our adoption of emerging technologies, including artificial intelligence and machine learning tools, poses both risk of displacement and opportunity for innovation. As artificial intelligence is a new and evolving technology in the early stages of commercial use, there are significant risks involved in the development and deployment of artificial intelligence. Moreover, there can be no assurance that the use of artificial intelligence will enhance our products or services or augment our business or operating results. Market acceptance of artificial intelligence technologies is uncertain, and we may be unsuccessful in our product development efforts. Our artificial intelligence-related product initiatives and offerings, or use in our internal business operations, may give rise to risks related to accuracy, transparency, bias, discrimination, intellectual property infringement, misappropriation or leakage, defamation, data privacy and cybersecurity, among others. We are also exposed to risks related to the use of artificial intelligence technologies by third-party vendors, clients and other financial intermediaries.
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
Additionally, our existing competitors or new entrants may be developing their own artificial intelligence products and technologies, which may be superior in features or functionality, or cost, to our offerings, or could negatively impact our business by causing our clients to rely less on our products and services. For example, in connection with our data services offerings, artificial intelligence may allow for the commoditization of certain data pricing products. In addition, clients may use artificial intelligence to develop in-house pricing capabilities, which could reduce demand for our evaluated pricing services and exert downward pressure on fees. Any of these factors could adversely affect our business, reputation or operating results.

Our success largely depends on key personnel, including our senior management, and having adequate succession plans in place. We may not be able to attract, retain and develop the highly skilled employees we need to support our business, which could harm our business.
Our future performance depends, in large part, on the continued services of our senior management and other key personnel, including our ability to attract, retain and motivate key personnel. Competition for key personnel in the various localities and business segments in which we operate is intense. Our ability to attract and retain key personnel, in particular senior management, will be dependent on a number of factors, including prevailing market conditions and compensation packages offered by companies competing for the same talent. Current economic, market, social, and political conditions and demand for hybrid working options have increased talent risk, which has led to higher employee attrition and made recruitment for certain positions more difficult, and could lead to a loss of top performers and make it more difficult to fill key positions. For example, our in-office requirements, as well as the location of our offices, and our limited remote working arrangements may not meet the needs or expectations of our employees, including senior management or other key employees, or may not be viewed as competitive, which could negatively impact our ability to attract and retain highly skilled employees. In addition, we operate globally and geopolitical events or conflicts in the countries or regions in which we operate could lead to physical risks to our personnel and disruption to business continuity that could negatively impact our ability to execute our business strategy. There is no guarantee that we will have the continued service of key employees who we rely upon to execute our business strategy and identify and pursue strategic opportunities and initiatives. The loss of the services of any of our senior management or other key personnel, or our inability to attract highly qualified senior management and other key personnel, could harm our business. In particular, we have to incur costs to replace senior officers or other key employees who leave, and our ability to execute our business strategy could be impaired if we are unable to replace such persons in a timely manner or at all.
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
As of December 31, 2025, we had $19.6 billion of outstanding debt, inclusive of approximately $18.6 billion of senior notes and approximately $1.0 billion of commercial paper. This level of indebtedness could have important consequences to our business, including making it more difficult to satisfy our debt service obligations, increasing our vulnerability to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, and placing us at a competitive disadvantage compared to our peers. In addition, the terms of our debt facilities contain affirmative and negative covenants, including a leverage ratio test and certain limitations on the incurrence of additional debt or the creation of liens and other matters. Further, a portion of our outstanding debt has historically been and may continue to be in commercial paper, which is subject to interest rate changes. Rising interest rates will result in an increase in our interest expense. We may incur additional indebtedness in the future, which could materially affect our financial condition.
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

•    existing and newly formed exchanges offering listing and trading of cash equities, options, ETFs, closed-end funds and other structured products similar to those offered by us;
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
We also face pricing competition in many areas of our business. A decline in our fees due to competitive pressure or regulatory changes, the inability to successfully launch new products or the loss of customers due to competition could lower our revenues, which would adversely affect our profitability. For example, our data service offerings have benefited from a high renewal rate in their subscription-based services, but we cannot assure you that this will continue. We also cannot assure you that we will be able to continue to expand our product offerings, modify the pricing for our products or retain our current customers or attract new customers. If we are not able to compete successfully, our business could be materially impacted, including our ability to remain as an operating entity.
Our success depends on our ability to maintain and expand our product offerings, our customer base and our technology. To remain competitive, we must continue to enhance and improve the responsiveness, functionality, accessibility and reliability of our electronic platforms and our proprietary and acquired technology. The financial services industry is characterized by rapid technological change, change in use patterns, change in client preferences, frequent product and service introductions, the emergence of new industry standards and practices, the emergence of new competitors in the form of financial technology companies and increased consolidation through mergers and acquisitions activity that results in new competitors or expanded product offerings by current competitors. For example, financial institutions are investing significantly in new technologies involving artificial intelligence and machine learning to deliver solutions at lower prices, more efficiently or more conveniently. In addition, as the demand for certain assets and markets to be available 24/7 and the demand for settlement on-chain increases, if we do not innovate, we risk being displaced or disintermediated. Existing competitors and new entrants may develop their own on-chain product offering, such as tokenized securities and prediction markets, or offer improved collateral efficiency using digital assets, which could adversely impact our business over time. The development and use of these types of new technologies and other industry changes could render our existing proprietary technology or product offerings or services uncompetitive or obsolete.
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
Our business is highly competitive and our customers have options on where to conduct their business. Our management team and business operations benefit from being highly regarded in our industry. Maintaining our reputation is critical to attracting and retaining customers and investors and for maintaining our relationships with our regulators. Negative publicity regarding our company, especially given the speed with which false information can spread through social media channels, or actual, alleged or perceived issues regarding our products or services, operations, risk management, regulatory compliance, political affiliations or management team could give rise to reputational risk which could significantly harm our existing business and business prospects.
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
There is also a risk that we may not integrate these acquired companies in a manner that permits our expected cost savings and revenue synergies to be fully realized in the time periods expected, or at all. In addition, a variety of factors, including but not limited to regulatory conditions, governmental competition approvals, cultural differences and difficulty integrating technology platforms, may adversely affect our ability to complete our acquisitions or realize our anticipated cost savings and synergies. For example, our acquisition of Black Knight closed in September 2023, and we are continuing to integrate the business of Black Knight into the ICE Mortgage Technology business as we pursue expected cost savings and revenue synergies from the acquisition. In addition, following the completion of the acquisition of Black Knight, we continue to be subject to periodic reviews by the FTC under the Consent Order we entered into with the FTC, and we are required to certify that we are in compliance with the restrictions contained in the Consent Order. If we are not able to successfully achieve our objectives from the Black Knight merger within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, may take longer to realize than expected, and our business or stock price may be adversely affected.
We also may not realize anticipated growth opportunities and other benefits from strategic investments, such as Polymarket and Bakkt, or strategic joint ventures or alliances that we have entered into or may enter into for a number of reasons, including decline in value of the other company, regulatory or government approvals or changes, global market changes, contractual obligations, competing products and, in some instances, our lack of or limited control over the management of the business. Further, strategic initiatives that have historically been successful may not continue to be successful due to changing financial or market conditions, competitive threats, or the inability for the parties to extend the relationship into the future. For example, starting as of September 30, 2023, Bakkt has disclosed that it is monitoring its ability to continue as a going concern, and such disclosures have continued in Bakkt's most recent SEC filings. The carrying value of our equity method investment in Bakkt was $9 million as of December 31, 2025.
We also may face increased reputational risks from our investments in companies like Polymarket and Bakkt due to their evolving business models. As is the case with merger and acquisition activity, significant investments in entities such as Polymarket and Bakkt also create additional demand on the time and resources of our senior management team.
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
•Governance and Leadership: Our Board of Directors is responsible for overseeing our risk management process, which includes management of general risks as well as specific risks, such as those relating to cybersecurity, facing our business. The Risk Committee of our Board of Directors has been delegated the primary responsibility for overseeing management’s identification and mitigation of cybersecurity risk. The Risk Committee is composed of board members with diverse expertise including cybersecurity, risk management, technology, business operations, regulatory and finance. The Risk Committee receives presentations on at least a quarterly basis from our Chief Information Security Officer, or CISO, and senior members of the Enterprise Risk Management, or ERM, team, and the Chair of the Risk Committee provides reports to the full Board of Directors following such presentations. Our Information Security department is led by our CISO, who, in addition to quarterly presentations to the Risk Committee of our Board of Directors, also provides comprehensive reports to a dedicated internal governance committee at least quarterly outlining threat assessment, control performance, and ongoing enhancements. Our current CISO has served in the role since September 2021 and leads the cybersecurity program across our regulated futures and options exchanges, CCPs, trade repositories, equities venues, systemically important financial market utilities (SIFMUs) and our data services network and mortgage technology platforms. Prior to joining ICE, our CISO served as CISO of the White House Military Office and as CISO for two technology companies, and has more than 20 years of experience in cybersecurity, national security, and intelligence. Additionally, cybersecurity matters are reported to and discussed with a cross-subsidiary leadership committee and subsidiary boards. The Cyber Threat Intelligence team monitors multiple cybersecurity intelligence sources and curates the applicable data. In the event we identify a cybersecurity threat applicable to us, we have a process to evaluate, escalate to Senior Management and respond to the threat faced. In addition, our CISO and other senior security leaders conduct periodic cybersecurity education sessions with our employees and directors. These sessions cover general cybersecurity topics as well as specific details regarding our cybersecurity program.
•Risk Management: Cybersecurity risk management is integrated into our broader ERM framework. Our cybersecurity leadership team, in concert with our ERM team, assesses threats and risks at least annually through the Enterprise Technology Risk Assessment process, which includes threat objective inherent risk score determination, identification of key and supporting controls, and resulting residual threat objective risk scores. Additionally, thematic threats such as sabotage, fraud, and theft of assets or customer data are used to frame our risk management activities. Asset theft often involves organized crime or financially motivated nations staging sophisticated, well-planned campaigns to steal significant cash, cryptocurrency, or equivalent assets. Our thematic threats, along with others, are evaluated by our Board of Directors as well as our Risk Committee, Corporate Risk Officer and our CISO. The CSS provides the framework we use for assessing risk, prioritizing testing, identifying remedial actions and validating improvements. The CSS also provides for the deployment of external and internal teams of ethical hackers that operate alongside our traditional vulnerability detection processes.
•Information Sharing: We recognize the importance of collaboration and information sharing among private sector firms in the financial services sector, across sectors, and with global public-sector agencies, when appropriate. Our cybersecurity leaders hold memberships and/or positions within the Financial Services Information Sharing and Analysis Center, or FS-ISAC, and the cross-sector Analysis and Resiliency Center, or ARC, in the U.S., the Financial Sector Cyber Collaboration Centre, or FSCCC, in the U.K., and similar organizations across the Europe, Middle East and Africa, or EMEA, and Asia-Pacific, or APAC regions.
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
ITEM 2.    PROPERTIES
Our headquarters and principal executive offices are located in Atlanta, Georgia and New York, New York. The headquarters of our ICE Mortgage Technology segment is located in Jacksonville, Florida. Generally, our properties are not earmarked for use by a particular business segment. Our principal offices consist of the properties described below.

Location	Owned/Leased	Lease Expiration	Approximate Size
5660 New Northside Drive Atlanta, Georgia	Owned	N/A	273,000 sq. ft.
5680 New Northside Drive Atlanta, Georgia	Owned	N/A	97,000 sq. ft.
11 Wall Street New York, New York	Owned	N/A	370,000 sq. ft.
4800 - 4804 Deer Lake Drive Jacksonville, FL	Owned	N/A	577,000 sq. ft.
We maintain a global portfolio of approximately 250,000 square feet of leased and owned production, non-production and disaster recovery facilities. In total, we maintain approximately 4.0 million square feet in offices primarily throughout the U.S., U.K., and India, with smaller offices located throughout the world. We believe that our facilities are adequate for our current operations and that we will be able to obtain additional space as and when it is needed.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Approximate Number of Holders of Common Stock
As of February 2, 2026, there were approximately 626 holders of record of our common stock. Our common stock trades on the New York Stock Exchange under the ticker symbol “ICE.”
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
Equity Compensation Plan Information
The following provides information about our common stock that has been or may be issued under our equity compensation plans as of December 31, 2025:
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

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (in thousands) (a)	Weighted average exercise price of outstanding options (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)
Equity compensation plans approved by security holders(1)	6,744	$99.59	34,883
Equity compensation plans not approved by security holders(2)	5	—	—
Total	6,749	$99.59	34,883

(1)    The 2013 Omnibus Employee Incentive Plan was approved by our stockholders in May 2013. The Black Knight, Inc. Amended and Restated 2015 Omnibus Employee Incentive Plan was approved by stockholders of Black Knight in June 2017. The 2017 Omnibus Employee Incentive Plan was approved by our stockholders in May 2017. The 2022 Omnibus Employee Incentive Plan and the 2022 Omnibus Non-Employee Director Incentive Plan were approved by our stockholders in May 2022. Of the 6.7 million securities to be issued upon exercise, 1.8 million are options with a weighted average exercise price of $99.59 and the remaining securities are restricted stock shares that do not have an exercise price. The 2018 Employee Stock Purchase Plan was approved by stockholders in May 2018.
(2)    This category includes the 2003 Restricted Stock Deferral Plan for Outside Directors. All of the 5,000 securities to be issued are restricted stock shares that do not have an exercise price. For more information concerning these plans, see Note 11 to our consolidated financial statements, which are included in this Annual Report.
Stock Repurchases
In December 2025, our Board approved an aggregate of $3.0 billion for future repurchases of our common stock with no fixed expiration date that became effective January 1, 2026. The approval of our Board for stock repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our Board may increase or decrease the amount available for repurchases from time to time.
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
The table below sets forth the information with respect to purchases made by or on behalf of ICE or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the year ended December 31, 2025, reported on a settlement date basis.

Period (2025)	Total number of shares purchased (in thousands)	Average price paid per share (1)	Amount of repurchases (1) (in millions)	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2) (in millions)
January 1 - January 31	—	$—	$—	—	$2,518
February 1 - February 28	324	170.45	55	324	2,463
March 1 - March 31	1,077	172.53	186	1,077	2,277
First quarter total	1,401	$172.05	$241	1,401	$2,277
April 1 - April 30	558	$161.34	$90	558	$2,187
May 1 - May 31	476	175.00	83	476	2,104
June 1 - June 30	456	179.08	82	456	2,022
Second quarter total	1,490	$171.13	$255	1,490	$2,022
July 1 - July 31	731	$181.98	$133	731	$1,889
August 1 - August 31	743	182.32	136	743	1,753
September 1 - September 30	751	171.96	129	751	1,624
Third quarter total	2,225	$178.71	$398	2,225	$1,624
October 1 - October 31	913	$158.03	$144	913	$1,480
November 1 - November 30	745	150.85	113	745	1,367
December 1 - December 31	892	160.21	143	892	1,224
Fourth quarter total	2,550	$156.70	$400	2,550	$1,224
2025 Total	7,666	$168.70	$1,294	7,666	$1,224
(1) Includes commissions and excludes the 1% excise tax on share repurchases.
(2) Approximate dollar value that may yet be purchased is based on the principal amount of shares repurchased and excludes commissions and the 1% excise tax on share repurchases, pursuant to the share repurchase program that was in effect as of December 31, 2025. In December 2025, our Board approved a new share repurchase program, which authorized an aggregate of $3.0 billion for future repurchases effective January 1, 2026, which will replace the amount remaining in the chart above under the prior share repurchase program.
Refer to Note 12 to our consolidated financial statements, included in this Annual Report, for additional details on our stock repurchase plans and our repurchase activity during 2025.
ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. See the factors set forth under the heading “Forward Looking Statements” at the beginning of Part 1 of this Annual Report and in Item 1(A) under the heading “Risk Factors.” For discussion related to the results of operations and changes in financial condition for 2024 compared to 2023 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on February 6, 2025.
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
Our business has been impacted positively and negatively by these global economic conditions. For instance, due to market and interest rate volatility, including market volatility during 2025, we have seen increased trading across a number of our products, such as energy, interest rate and equity futures, credit default swaps and bonds. Conversely, increases in mortgage interest rates over the past several years have resulted in reduced consumer and investor demand for mortgages and adversely impacted the transaction-based revenues in our Mortgage Technology segment. If mortgage rates further increase, or if mortgage lending practices change, our Mortgage Technology segment revenues may be further impacted. In addition, higher interest rates have resulted, and may continue to result, in higher interest rates for our debt instruments as we refinance our existing indebtedness.
From an operational perspective, our businesses, including our exchanges, clearing houses, listings venues, data services businesses and mortgage platforms, have not suffered a material negative impact as a result of the events in Ukraine, the Middle East and surrounding regions and Venezuela.
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
Tax Policy Changes
On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was enacted into law. The OBBBA includes significant changes to U.S. federal and international tax provisions. The application of the OBBBA tax provisions did not result in material changes to our total effective tax rate for the year ended December 31, 2025. The composition of the income tax provision, however, reflects a decrease in current income tax expenses, offset by an increase in deferred income tax expenses, primarily due to immediate expensing of current year domestic research and development costs and certain capital expenditures, and an election to accelerate deductions of previously capitalized domestic R&D expenditures under the OBBBA. We intend to make certain elections under the OBBBA for the 2025 tax year returns and we have reflected the impact of these elections in our financial statements for the year ended December 31, 2025.

Consolidated Financial Highlights
The following summarizes our results and significant changes in our consolidated financial performance for the periods presented (dollars in millions, except per share amounts):

(1)    Operating income/(loss) from our Mortgage Technology segment was $14 million, $(170) million and $(276) million in 2025, 2024 and 2023, respectively.
(2)    The adjusted figures exclude items that are not reflective of our cash operations or core business performance. Adjusted net income attributable to ICE is presented net of taxes. These adjusted numbers are not calculated in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. See “—Non-GAAP Measures” below.

	Year Ended December 31,			Year Ended December 31,
	2025	2024	Change	2024	2023	Change
Revenues, less transaction-based expenses	$9,931	$9,279	7%	$9,279	$7,988	16%
Recurring revenues(1)	$5,056	$4,829	5%	$4,829	$4,138	17%
Transaction revenues, net(1)	$4,875	$4,450	10%	$4,450	$3,850	16%
Operating expenses	$5,002	$4,970	1%	$4,970	$4,294	16%
Adjusted operating expenses(2)	$3,939	$3,810	3%	$3,810	$3,260	17%
Operating income	$4,929	$4,309	14%	$4,309	$3,694	17%
Adjusted operating income(2)	$5,992	$5,469	10%	$5,469	$4,728	16%
Operating margin	50%	46%	4 pts	46%	46%	—
Adjusted operating margin(2)	60%	59%	1 pt	59%	59%	—
Other income/(expense), net	$(583)	$(681)	(14)%	$(681)	$(800)	(15)%
Income tax expense	$976	$826	18%	$826	$456	81%
Effective tax rate	22%	23%	(1 pt)	23%	16%	7 pts
Net income attributable to ICE	$3,315	$2,754	20%	$2,754	$2,368	16%
Adjusted net income attributable to ICE(2)	$3,993	$3,497	14%	$3,497	$3,177	10%
Diluted earnings per share attributable to ICE common stockholders	$5.77	$4.78	21%	$4.78	$4.19	14%
Adjusted diluted earnings per share attributable to ICE common stockholders(2)	$6.95	$6.07	14%	$6.07	$5.62	8%
Cash flows from operating activities	$4,662	$4,609	1%	$4,609	$3,542	30%
Free cash flow(3)	$3,871	$3,857	—	$3,857	$3,053	26%
Adjusted free cash flow(3)	$4,187	$3,620	16%	$3,620	$3,197	13%

(1)    We define recurring revenues as the portion of our revenues that are generally predictable, stable, and can be expected to occur at regular intervals in the future with a relatively high degree of certainty and visibility. We define transaction revenues as those associated with a more specific point-in-time service, such as a trade execution. Management evaluates recurring revenues and transaction revenues, net when making financial and operating decisions and believes they are a useful metric in evaluating our business performance. The definitions of recurring revenues and transaction revenues are not uniform, and therefore the revenues we consider recurring versus transaction may differ from those of other companies. Recurring and transaction revenues are operating metrics and do not necessarily reflect the pattern of revenue recognition in accordance with GAAP and should not be considered a substitute for GAAP revenue.
(2)    The adjusted figures exclude items that are not reflective of our cash operations or core business performance. Adjusted net income attributable to ICE and adjusted diluted earnings per share attributable to ICE common stockholders are presented net of taxes. These adjusted figures are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Measures” below.
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
•Revenues, less transaction-based expenses, increased $652 million in 2025 from 2024. The increase in revenues includes $54 million in favorable foreign exchange effects arising from fluctuations in the U.S. dollar in 2025 as compared to 2024.
•Revenues, less transaction-based expenses, increased $1.3 billion in 2024 from 2023. The increase in revenues includes $18 million in favorable foreign exchange effects arising from fluctuations in the U.S. dollar in 2024 as compared to 2023.
•Operating expenses increased $32 million in 2025 from 2024. The increase in operating expenses includes $14 million in unfavorable foreign exchange effects arising from fluctuations in the U.S. dollar in 2025 as compared to 2024.
•Operating expenses increased $676 million in 2024 from 2023. The increase in operating expenses includes $8 million in unfavorable foreign exchange effects arising from fluctuations in the U.S. dollar in 2024 as compared to 2023.
•Other income/(expense), net, in 2025 primarily includes interest income of $119 million, interest expense of $803 million, equity earnings in our equity method investees of $79 million, a net gain of $55 million related to fair value adjustments and other income from our equity investments, FX remeasurement losses of $18 million and pension and postretirement plan expense of $15 million.
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
We have diversified our business so that we are not dependent on volatility or transaction activity in any one asset class. In addition, we have increased our portion of recurring revenues from 34% in 2014 to 51% in 2025. These recurring revenues include data services, listings and various mortgage technology solutions.
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
For details on trends in recent prior-year periods, refer to our 2024 and 2023 Annual Reports on Form 10-K.

Exchanges Segment
The following presents selected statements of income data for our Exchanges segment (dollars in millions):

REVENUES, LESS TRANSACTION-BASED EXPENSES
$ (Millions)
6,000
5,000
4,000
3,000
2,000
1,000
0
$4,440
$497
$933
$398
$383
$460
$271
$1,498
$4,959
$489
$947
$400
$431
$559
$257
$1,876
$5,411
$495
$1,031
$395
$467
$608
$233
$2,182
2023
2024
2025
Listings
Data and connectivity services
OTC and other
Cash equities and equity options, net
Financial futures and options
Agricultural and metals futures and options
Energy futures and options

(1)    The adjusted figures in the charts above are calculated by excluding items that are not reflective of our cash operations or core business performance. As a result, these adjusted figures are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Measures” below.

	Year Ended December 31,			Year Ended December 31,
	2025	2024	Change*	2024	2023	Change*
Revenues:
Energy futures and options	$2,182	$1,876	16%	$1,876	$1,498	25%
Agricultural and metals futures and options	233	257	(10)	257	271	(5)
Financial futures and options	608	559	9	559	460	22
Futures and options	3,023	2,692	12	2,692	2,229	21
Cash equities and equity options	3,176	2,913	9	2,913	2,298	27
OTC and other	395	400	(1)	400	398	—
Transaction and clearing, net	6,594	6,005	10	6,005	4,925	22
Data and connectivity services	1,031	947	9	947	933	2
Listings	495	489	1	489	497	(2)
Revenues	8,120	7,441	9	7,441	6,355	17
Transaction-based expenses(1)	2,709	2,482	9	2,482	1,915	30
Revenues, less transaction-based expenses	5,411	4,959	9	4,959	4,440	12
Other operating expenses	1,172	1,063	10	1,063	1,033	3
Depreciation and amortization	255	260	(2)	260	248	5
Acquisition-related transaction and integration costs	2	—	n/a	—	—	n/a
Operating expenses	1,429	1,323	8	1,323	1,281	3
Operating income	$3,982	$3,636	10%	$3,636	$3,159	15%

Recurring revenues	$1,526	$1,436	6%	$1,436	$1,430	—%
Transaction revenues, net	$3,885	$3,523	10%	$3,523	$3,010	17%

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

Transaction and clearing revenues are generally assessed on a per-contract basis and revenues and profitability fluctuate with changes in contract volume and product mix. We consider data and connectivity services revenues and listings revenues to be recurring revenues. Our data and connectivity services revenues are recurring subscription fees related to the services that we provide which are directly attributable to our exchange venues. Our listings revenues are also recurring subscription fees that we earn for the provision of NYSE listings services for public companies and ETFs, and related corporate actions for listed companies.
In 2025 and 2024, 24% and 23%, respectively, of our Exchanges segment revenues, less transaction-based expenses, were billed in pounds sterling or euros. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Exchanges segment revenues, less transaction-based expenses, were higher by $45 million in 2025 from 2024.
Our exchange transaction and clearing revenues are presented net of rebates. We recorded rebates of $1.6 billion and $1.3 billion in 2025 and 2024, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. The increase in rebates is primarily due to higher volumes traded in certain asset classes as compared to 2024.
•Energy Futures and Options: Total volume in our energy futures and options markets increased 14% and revenues increased 16% in 2025 from 2024.
–Oil futures and options volume increased 12% in 2025 from 2024, in part, due to global geopolitical risk and uncertainty regarding oil supply and demand dynamics.
–Global natural gas futures and options volume increased 18% in 2025 from 2024. The increase in North American gas volumes was driven by heightened market volatility stemming from geopolitical tensions, while continued expansion in our TTF complex reflected ongoing supply-disruption risks and broader geopolitical uncertainty.
–Environmentals and other futures and options volume increased 12% in 2025 from 2024, primarily due to higher power volumes and continued strength in environmental products.
•Agricultural and Metals Futures and Options: Total volume in our agricultural and metals futures and options markets decreased 9% and revenues decreased 10% in 2025 from 2024.
–Sugar futures and options volumes increased 1% in 2025 from 2024 with the first half of the year increasing due to volatility stemming from shifting global supply-demand dynamics and supply-driven deficits, which was partially offset with a decline in the second half of the year due to the impact of geopolitical risks on sugar markets.
–Other agricultural and metal futures and options volumes decreased 15% in 2025 from 2024 primarily driven by sustained supply constraints, elevated prices, and shifting demand across cocoa and coffee markets, with geopolitical risks further contributing to lower activity.
•Financial Futures and Options: Total volume in our financial futures and options markets increased 16% and revenues increased 9% in 2025 from 2024, including the impacts of foreign exchange effects.
–Interest rate futures and options volume increased 18% and revenue increased 12% in 2025 from 2024 driven by elevated volatility stemming from diverging central bank rate paths and ongoing uncertainty surrounding U.S. and global trade policies.
–Other financial futures and options volume, which includes our MSCI®, FTSE® and NYSE FANG+ equity indices, decreased 5% and revenue increased 1% in 2025 from 2024 primarily due to lower equity market volatility compared to the prior year.
•Cash Equities and Equity Options: Cash equities volume increased 40% in 2025 from 2024 due to higher industry volumes driven by heightened geopolitical risks and increased retail participation. Cash equities revenues, net of transaction-based expenses, were $313 million and $307 million in 2025 and 2024, respectively. The increase was primarily due to higher industry volumes partially offset by lower overall matched market share and lower capture rate.
Equity options volume increased 13% in 2025 from 2024 and revenues, net of transaction-based expenses, were $154 million and $124 million in 2025 and 2024, respectively. The increase was primarily due to higher industry volumes.
•OTC and Other: OTC and other transactions include revenues from our OTC energy business and other trade confirmation services, as well as net interest income and fees on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S.

securities exchanges, designated market maker service fees, exchange membership fees and agricultural grading and certification fees. Our OTC and other revenues decreased 1% in 2025 compared to 2024 primarily due to lower net interest income on collateral balances.
•Data and Connectivity Services: Our data and connectivity services revenues increased 9% in 2025 from 2024. The increase in revenue was driven by strong customer retention, new customer additions and increased spending by existing customers.
•Listings Revenues: Through NYSE, NYSE American, NYSE Arca and NYSE Texas, we generate listings revenue related to the provision of listings services for public companies and ETFs, and related corporate actions for listed companies. Listings revenues increased 1% in 2025 from 2024, primarily due to new listings. All listings fees are billed upfront and the identified performance obligations are satisfied over time.
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
The following charts and tables present trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts):

Volume and Rate per Contract

	Year Ended December 31,			Year Ended December 31,
	2025	2024	Change	2024	2023	Change
Number of contracts traded (in millions):
Energy futures and options	1,256	1,099	14%	1,099	883	25%
Agricultural and metals futures and options	106	116	(9)%	116	118	(2)%
Financial futures and options	983	851	16%	851	646	32%
Total	2,345	2,066	13%	2,066	1,647	26%
Average daily volume of contracts traded (in thousands):
Energy futures and options	5,003	4,361	15%	4,361	3,530	24%
Agricultural and metals futures and options	423	462	(8)%	462	474	(3)%
Financial futures and options	3,835	3,309	16%	3,309	2,532	31%
Total	9,261	8,132	14%	8,132	6,536	24%
Rate per contract:
Energy futures and options	$1.74	$1.71	2%	$1.71	$1.70	1%
Agricultural and metals futures and options	$2.19	$2.21	(1)%	$2.21	$2.29	(3)%
Financial futures and options	$0.61	$0.65	(6)%	$0.65	$0.70	(8)%
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

	As of December 31,			As of December 31,
	2025	2024	Change	2024	2023	Change
Open interest — in thousands of contracts:
Energy futures and options	62,776	58,973	6%	58,973	51,556	14%
Agricultural and metals futures and options	3,470	3,503	(1)%	3,503	4,855	(28)%
Financial futures and options	36,406	24,987	46%	24,987	22,380	12%
Total	102,652	87,463	17%	87,463	78,791	11%
The following charts and tables present selected cash and equity options trading data. All trading volume below is presented as average net daily trading volume, or ADV, and is single counted:

	Year Ended December 31,			Year Ended December 31,
	2025	2024	Change	2024	2023	Change
NYSE cash equities (shares in millions):
Total cash handled volume (ADV)	3,401	2,436	40%	2,436	2,231	9%
Total cash market share matched	19.0%	19.7%	(0.7 pts)	19.7%	19.9%	(0.2 pts)
NYSE equity options (contracts in thousands):
NYSE equity options volume (ADV)	10,556	9,375	13%	9,375	7,900	19%
Total equity options volume (ADV)	55,798	44,360	26%	44,360	40,369	10%
NYSE share of total equity options	18.9%	21.1%	(2.2 pts)	21.1%	19.6%	1.5 pts
Revenue capture or rate per contract:
Cash equities rate per contract (per 100 shares)	$0.037	$0.050	(26)%	$0.050	$0.048	4%
Equity options rate per contract	$0.06	$0.05	11%	$0.05	$0.06	(10)%
Handled volume represents the total number of shares of equity securities, ETFs and crossing session activity internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities, ETFs and crossing session activity executed on our exchanges.
Transaction-Based Expenses
Our equities and equity options markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. Section 31 fees are recorded on a gross basis as a component of exchanges revenue. These Section 31 fees are assessed to recover the government’s costs of supervising and regulating the securities markets and professionals and are subject to change. We, in turn, collect corresponding activity assessment fees from member organizations clearing or settling trades on the equities and options exchanges, and recognize these amounts in our exchanges revenues when invoiced. The activity assessment fees are designed to equal the Section 31 fees. As a result, activity assessment fees and the corresponding Section 31 fees do not have an impact on our net income, although the timing of payment by us will vary from collections. Section 31 fees were $412 million and $679 million in 2025 and 2024, respectively. The decrease in Section 31 fees was primarily due to lower rates, partially offset by an increase in volumes. The fees we collect are included in cash at the time of receipt and we remit the amounts to the SEC semi-annually as required.
In May 2025, the SEC announced that it had ceased collecting Section 31 fees from self-regulatory organizations due to the expectation that the entire fiscal year 2025 appropriation would be collected before the date of the announcement. There were no Section 31 fees payable as of December 31, 2025.

We make liquidity payments to cash and options trading customers, as well as routing charges made to other exchanges which are included in transaction-based expenses. We incur routing charges when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We record routing charges on a gross basis as a component of transaction and clearing fee revenue. Cash liquidity payments, routing and clearing fees were $2.3 billion and $1.8 billion in 2025 and 2024, respectively.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Exchanges segment's operating expenses, operating income and operating margin (dollars in millions). See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Exchanges Segment:	Year Ended December 31,			Year Ended December 31,
	2025	2024	Change	2024	2023	Change
Operating expenses	$1,429	$1,323	8%	$1,323	$1,281	3%
Adjusted operating expenses(1)	$1,361	$1,240	10%	$1,240	$1,199	3%
Operating income	$3,982	$3,636	10%	$3,636	$3,159	15%
Adjusted operating income(1)	$4,050	$3,719	9%	$3,719	$3,241	15%
Operating margin	74%	73%	1 pt	73%	71%	2 pts
Adjusted operating margin(1)	75%	75%	—	75%	73%	2 pts

(1)    The adjusted figures exclude items that are not reflective of our cash operations or core business performance. These adjusted numbers are not calculated in accordance with GAAP. See “- Non-GAAP Measures” below.

Fixed Income and Data Services Segment
The following charts and table present our selected statements of income data for our Fixed Income and Data Services segment (dollars in millions):

(1)    The adjusted figures in the charts above are calculated by excluding items that are not reflective of our cash operations or core business performance. As a result, these adjusted figures are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Measures” below.

	Year Ended December 31,			Year Ended December 31,
	2025	2024	Change*	2024	2023	Change*
Revenues:
Fixed income execution	$125	$117	8%	$117	$124	(6)%
CDS clearing	338	343	(1)	343	360	(5)
Fixed income data and analytics	1,234	1,177	5	1,177	1,118	5
Fixed income and credit	1,697	1,637	4	1,637	1,602	2
Data and network technology	722	661	9	661	629	5
Revenues	2,419	2,298	5	2,298	2,231	3
Other operating expenses	1,140	1,129	1	1,129	1,079	5
Depreciation and amortization	344	326	5	326	341	(4)
Acquisition-related transaction and integration costs	2	—	n/a	—	—	n/a
Operating expenses	1,486	1,455	2	1,455	1,420	2
Operating income	$933	$843	11%	$843	$811	4%

Recurring revenues	$1,956	$1,838	6%	$1,838	$1,747	5%
Transaction revenues	$463	$460	1%	$460	$484	(5)%

*Percentage changes in the table above deemed "n/a" are not meaningful.
In the table above, we consider fixed income data and analytics revenues and data and network technology revenues to be recurring revenues.
In 2025, we changed the caption of a disaggregated revenue line item in our Fixed Income and Data Services segment previously presented as "other data and network services" to "data and network technology" within the table above. This name change was made to better reflect the nature of these revenues and did not impact the measurement or classification of revenue included in this classification.
In 2025 and 2024, 10% and 11%, respectively, of our Fixed Income and Data Services segment revenues were billed in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues denominated in foreign currencies changes accordingly. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar during 2025, our Fixed Income and Data Services revenues were higher by $9 million in 2025 than in 2024.
Fixed Income and Data Services Revenues
Our Fixed Income and Data Services revenues increased 5% in 2025 from 2024 primarily due to strength in our fixed income data and analytics products and our data and network technology.
•Fixed Income Execution: Fixed income execution includes revenues from ICE Bonds. Execution fees are reported net of rebates, which were $8 million and $7 million in 2025 and 2024, respectively. Our fixed income execution revenues increased 8% in 2025 from 2024 driven by market volatility related to geopolitical and macroeconomic uncertainty, network expansion and continued expansion of platform functionality across institutional and wealth networks.
•CDS Clearing: CDS clearing revenues decreased 1% in 2025 from 2024. Clearing fees are reported net of rebates, which were $10 million in 2025. The notional value of CDS cleared, including index options, was $24.9 trillion and $19.8 trillion in 2025 and 2024, respectively. The overall decrease in revenues was primarily due to lower net interest income on collateral balances due to lower rates.
•Fixed Income Data and Analytics: Our fixed income data and analytics revenues increased 5% in 2025 from 2024 primarily due to growth in our pricing and reference data business driven by demand and strength in our index business driven by AUM growth.
•Data and Network Technology: Our data and network technology revenues increased 9% in 2025 from 2024 primarily driven by growth in our ICE Global Network offering, coupled with strength in our consolidated feeds, desktop and derivative analytics revenues. The increased demand for data and capacity is due to our continued strategic investments in our data center infrastructure.
Annual Subscription Value, or ASV, represents, at a point in time, the data services revenues, which include fixed income data and analytics as well as data and network technology, subscribed for the succeeding 12 months. ASV does not include new sales, contract terminations or price changes that may occur during that 12-month period. However, while it is an indicative forward-looking metric, it does not provide a precise growth forecast of the next 12 months of data services revenues. Management considers ASV metrics when making financial and operating decisions and believes ASV is useful for management and investors in understanding our data services business performance.
As of December 31, 2025, ASV was $1.990 billion, which increased 8.3% compared to the ASV as of December 31, 2024. ASV represents nearly 100% of total data services revenues for this segment. This does not adjust for year-over-year foreign exchange fluctuations.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Fixed Income and Data Services segment's operating expenses, operating income and operating margin (dollars in millions). See “- Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Fixed Income and Data Services Segment:	Year Ended December 31,			Year Ended December 31,
	2025	2024	Change	2024	2023	Change
Operating expenses	$1,486	$1,455	2%	$1,455	$1,420	2%
Adjusted operating expenses(1)	$1,336	$1,272	5%	$1,272	$1,252	2%
Operating income	$933	$843	11%	$843	$811	4%
Adjusted operating income(1)	$1,083	$1,026	6%	$1,026	$979	5%
Operating margin	39%	37%	2 pts	37%	36%	1 pt
Adjusted operating margin(1)	45%	45%	—	45%	44%	1 pt

(1)    The adjusted figures exclude items that are not reflective of our cash operations or core business performance. These adjusted numbers are not calculated in accordance with GAAP. See “- Non-GAAP Measures” below.

Mortgage Technology Segment
The following charts and table present our selected statements of income data for our Mortgage Technology segment (dollars in millions):

(1)    The adjusted figures in the charts above are calculated by excluding items that are not reflective of our cash operations or core business performance. As a result, these adjusted figures are not calculated in accordance with U.S. GAAP. See “- Non-GAAP Measures” below.

	Year Ended December 31,			Year Ended December 31,
	2025	2024	Change*	2024	2023	Change
Revenues:
Origination technology	$738	713	4%	713	694	3%
Closing solutions	223	202	10	202	179	13
Servicing software	871	848	3	848	288	194
Data and analytics	269	259	4	259	156	66
Revenues	2,101	2,022	4	2,022	1,317	54
Other operating expenses	1,060	1,137	(7)	1,137	698	63
Depreciation and amortization	961	951	1	951	626	52
Acquisition-related transaction and integration costs	66	104	(36)	104	269	(61)
Operating expenses	2,087	2,192	(5)	2,192	1,593	38
Operating income/(loss)	$14	$(170)	n/a	$(170)	$(276)	(38)%

Recurring revenues	$1,574	$1,555	1%	$1,555	$961	62%
Transaction revenues	$527	$467	13%	$467	$356	31%

*Percentage changes in the table above deemed "n/a" are not meaningful.
In the table above, we consider subscription fees and certain other revenues to be recurring revenues. Each revenue classification above contains a mix of recurring and transaction revenues, based on the various service offerings described in more detail below.
Mortgage Technology Revenues
Our mortgage technology revenues are derived from our comprehensive, end-to-end U.S. residential mortgage platform. Our mortgage technology business is intended to enable greater workflow efficiency and mitigate risks for customers throughout the mortgage life cycle. Mortgage technology revenues increased 4% in 2025 from 2024 primarily due to higher origination volumes, contractual price increases, new client implementations and higher default transactions.
•Origination technology: Our origination technology revenues increased 4% in 2025 from 2024 driven by origination volumes impacting Encompass and Encompass Network revenues, partially offset by client attrition. Our origination technology acts as a system of record for the mortgage transaction, automating the gathering, reviewing, and verifying of mortgage-related information and enabling automated enforcement of rules and business practices designed to help ensure that each completed loan transaction is of high quality and adheres to secondary market standards. These revenues are based on recurring Software as a Service, or SaaS, subscription fees, with an additive transaction-based or success-based pricing fee as lenders exceed the number of loans closed that are included with their monthly base subscription, as well as professional services.
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
•Closing solutions: Our closing solutions revenues increased 10% in 2025 from 2024 primarily driven by higher industry volume impacting MERS and Simplifile. Our closing solutions connect key participants, such as lenders, title and settlement agents and individual county recorders, to digitize the closing and recording process. Closing solutions also include revenues from our MERS database, which provides a system of record for recording and tracking changes, servicing rights and beneficial ownership interests in loans secured by U.S. residential real estate. Revenues from closing solutions are largely transaction-based and are based on the volume of loans closed.
•Servicing software: Our servicing software revenues increased 3% in 2025 from 2024 driven by MSP new client implementations, contractual price increases, renewal expansions and default management revenues, primarily driven by higher foreclosure transactions and loss mitigation revenue. Our servicing software revenues include integrated mortgage servicing solutions, which help automate all areas of the servicing process, from loan boarding to final payment or default, to help lower costs, reduce risk and improve financial performance. Our servicing solutions support first lien mortgages, home equity loans and lines of credit on a single platform to manage all servicing processes, including loan setup and maintenance, escrow administration, investor reporting, and regulatory requirements. We also provide solutions that provide consumers with access to customized, timely information about their mortgages and allow our clients’ customer service representatives to access the same customer information, which is key to increasing borrower retention. Another servicing solution provides clients, third-party providers and their developers access to our growing catalog of APIs across the mortgage life cycle. Revenues from servicing solutions are largely subscription-based and recurring in nature based on number of loans serviced.
Our default servicing solutions help simplify the complex process for loans that move into default, while supporting servicers with their compliance requirements and facilitating more efficient loss mitigation processes. We also offer advanced technology to support the bankruptcy and foreclosure process, and more efficiently manage claims related to properties in foreclosure, as well as tools to support loss analysis, to help servicers make the right decisions at the right time. Revenues from default servicing solutions are largely transaction-based and are based on foreclosure volume.
•Data and analytics: Our Data and Analytics revenues increased 4% in 2025 from 2024 driven by continued adoption of data solutions and increased purchases by existing customers. Data and Analytics revenues include those related to ICE Mortgage Technology's Data & Document Automation and Mortgage Analyzer solutions, or Analyzer, which offers customers greater efficiency by streamlining data collection and validation through our automated document recognition and data extraction capabilities. Analyzer revenues can be both recurring and transaction-based in nature. In addition, our data offerings include real-time industry and peer benchmarking tools, which provide originators a granular view into the real-time trends of the U.S. residential mortgage market, as well as credit and prepayment models, custom and proprietary analytics, valuation, and MLS solutions. We also provide de-identified mortgage origination data for lenders and industry participants to access industry data and origination information. Revenues related to our data products are largely subscription-based and recurring in nature. The data and insights from these solutions inform, support and enhance our other solutions to help lenders and servicers make more informed decisions, improve performance, identify and predict risk and generate more qualified leads. Revenues related to our data products are largely subscription-based and recurring in nature.
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

Mortgage Technology Segment:	Year Ended December 31,			Year Ended December 31,
	2025	2024	Change*	2024	2023	Change
Operating expenses	$2,087	$2,192	(5)%	$2,192	$1,593	38%
Adjusted operating expenses(1)	$1,242	$1,298	(4)%	$1,298	$809	60%
Operating income/(loss)	$14	$(170)	n/a	$(170)	$(276)	(38)%
Adjusted operating income(1)	$859	$724	18%	$724	$508	43%
Operating margin	1%	(8)%	9 pts	(8)%	(21)%	13 pts
Adjusted operating margin(1)	41%	36%	5 pts	36%	39%	(3 pts)

*Percentage changes in the table above deemed "n/a" are not meaningful.
(1)    The adjusted figures exclude items that are not reflective of our cash operations or core business performance. These adjusted numbers are not calculated in accordance with GAAP. See “- Non-GAAP Measures” below.

Consolidated Operating Expenses
The following presents our consolidated operating expenses (dollars in millions):

CONSOLIDATED OPERATING EXPENSES
$ (Millions)
6,000
5,000
4,000
3,000
2,000
1,000
0
$4,294
$1,215
$1,092
$392
$1,595
$4,970
$1,537
$1,266
$258
$1,909
$5,002
$1,560
$1,251
$228
$1,963
2023
2024
2025
Depreciation and amortization
Technology and communication, rent and occupancy, and selling, general and administrative
Professional services and acquisition-related transaction and integration costs
Compensation and benefits

	Year Ended December 31,			Year Ended December 31,
	2025	2024	Change	2024	2023	Change
Compensation and benefits	$1,963	$1,909	3%	$1,909	$1,595	20%
Professional services	158	154	2	154	123	25
Acquisition-related transaction and integration costs	70	104	(33)	104	269	(61)
Technology and communication	870	848	3	848	734	16
Rent and occupancy	88	111	(21)	111	92	21
Selling, general and administrative	293	307	(5)	307	266	15
Depreciation and amortization	1,560	1,537	2	1,537	1,215	27
Total operating expenses	$5,002	$4,970	1%	$4,970	$4,294	16%
The majority of our operating expenses do not vary directly with changes in our volume and revenues, except for certain technology and communication expenses, including data acquisition costs, licensing and other fee-related arrangements and a portion of our compensation expense that is tied directly to data and mortgage technology sales commissions or overall financial performance.
We expect our operating expenses to increase in absolute terms in future periods in connection with the growth of our business, and to vary from year-to-year based on the type and level of our acquisitions, integration of acquisitions, and other investments.
In 2025 and 2024, 9% and 8%, respectively, of our operating expenses were billed in pounds sterling or euros. Due to fluctuations in the U.S. dollar compared to the pound sterling and euro, our consolidated operating expenses were $14 million higher in 2025 than in 2024. See Item 7(A) “- Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk” below for additional information.

Compensation and Benefits Expenses
Compensation and benefits expense is our most significant operating expense and includes non-capitalized employee wages, bonuses, non-cash or stock compensation, certain severance costs, benefits and employer taxes. The bonus and stock compensation components of our compensation and benefits expense are based on both our financial performance and individual employee performance. Therefore, our compensation and benefits expense will vary year-to-year based on our financial performance and fluctuations in our number of employees. Our employee headcount at the end of each period is included in the table below:

	Year Ended December 31,
	2025	2024	Change
Employee headcount	12,844	12,920	(1)%
Employee headcount slightly decreased in 2025 from 2024 due to headcount reductions in conjunction with realizing synergies from the Black Knight acquisition. Compensation and benefits expense increased $54 million in 2025 from 2024 primarily due to the impact of merit-related pay increases, increased medical claim activity, and an increase in our bonus accrual, partially offset by higher capitalized labor.
Professional Services Expenses
Professional services expense includes fees for consulting services received on strategic and technology initiatives, temporary labor, as well as regulatory, legal and accounting fees, and may fluctuate as a result of changes in our use of these services in our business.
Professional services expenses increased $4 million in 2025 from 2024 primarily due to higher general legal expenses on certain corporate matters offset by a decrease in NYSE regulatory consulting fees.
Acquisition-Related Transaction and Integration Costs
In 2025 and 2024, we incurred $70 million and $104 million, respectively, in acquisition-related transaction and integration costs primarily due to integration expenses related to Black Knight.
We expect to continue to explore and pursue various potential acquisitions and other strategic opportunities to strengthen our competitive position and support our growth. As a result, we may incur acquisition-related transaction costs in future periods.
Technology and Communication Expenses
Technology support services consist of costs for running our wholly-owned and leased data centers, hosting costs paid to third-party data centers, and maintenance of our computer hardware and software required to support our technology and cybersecurity. These costs are driven by system capacity, functionality and redundancy requirements. Communication expenses consist of costs for network connections for our electronic platforms and telecommunications costs.
Technology and communications expense also includes fees paid for access to external market data, licensing and other fee agreement expenses. Technology and communications expenses may be impacted by growth in electronic contract volume, our capacity requirements, changes in the number of telecommunications hubs and connections with customers to access our electronic platforms directly.
Technology and communications expenses increased by $22 million in 2025 from 2024, primarily due to increases in hosting, security and customer network costs combined with an increase in our revenue share license expense. This was partially offset by a decrease in data services costs.
Rent and Occupancy Expenses
Rent and occupancy expense relates to leased and owned property and includes rent, maintenance, real estate taxes, utilities and other related costs. We have significant operations located in the U.S., U.K., and India, with smaller offices located throughout the world.
Rent and occupancy expenses decreased $23 million in 2025 from 2024, primarily due to duplicate rent during the consolidation of, and exit from, certain of our London and New York leased offices in 2024.

Selling, General and Administrative Expenses
Selling, general and administrative expenses include marketing, advertising, public relations, insurance, bank service charges, dues and subscriptions, travel and entertainment, non-income taxes and other general and administrative costs.
Selling, general and administrative expenses decreased $14 million in 2025 from 2024, primarily due to a decrease in credit loss expense and one-time charges in 2024 including a net $10 million expense for valid claims made following an equity trading issue at NYSE that occurred in June 2024 net of insurance proceeds and $15 million of regulatory matter accruals. This was partially offset by a regulatory accrual in 2025 of $4 million and increases in travel costs, marketing and customer acquisition costs at NYSE.
Depreciation and Amortization Expenses
Depreciation and amortization expense results from depreciation of long-lived assets such as buildings, leasehold improvements, aircraft, hardware and networking equipment, purchased software, internally-developed software, furniture, fixtures and equipment over their estimated useful lives. This expense includes amortization of intangible assets obtained in our acquisitions of businesses over their estimated useful lives. Intangible assets subject to amortization consist primarily of customer relationships, technology, data and databases, trademarks and trade names, and trading products.
We recorded amortization expenses on intangible assets acquired as part of our acquisitions, as well as on other intangible assets, of $994 million and $1.0 billion in 2025 and 2024, respectively. The decrease was primarily related to certain intangibles from our Ellie Mae acquisition becoming fully amortized during the year.
We recorded depreciation expenses on our fixed assets of $566 million and $525 million in 2025 and 2024, respectively. The increase in 2025 over 2024 was primarily due to increases in internally developed software assets and network equipment.
Consolidated Non-Operating Income/(Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following tables present our non-operating income/(expenses) (dollars in millions):

	Year Ended December 31,			Year Ended December 31,
	2025	2024	Change	2024	2023	Change*
Other income/(expense):
Interest income	$119	$141	(16)%	$141	$319	(56)%
Interest expense	(803)	(910)	(12)	(910)	(808)	13
Other income/(expense), net	101	88	15	88	(311)	n/a
Total other income/(expense), net	$(583)	$(681)	(14)%	$(681)	$(800)	(15)%
Net income attributable to non-controlling interests	$(55)	$(48)	14%	$(48)	$(70)	(31)%

*Percentage changes in the table above deemed "n/a" are not meaningful.
Interest Income
Interest income decreased in 2025 from 2024 primarily due to lower interest rates.
•Our clearinghouses earned interest income of $80 million and $93 million in 2025 and 2024, respectively. The decrease was primarily due to lower interest rates.
•In 2024, we invested $500 million of the net proceeds from the senior notes issued in May 2024 in short term investments which we used to repay a portion of the aggregate principal amount of the 2025 Notes at maturity in May 2025. We earned $10 million in interest income on those investments in 2025 compared to $18 million in 2024.
•The remainder of our interest income primarily relates to interest earned on various unrestricted and restricted cash balances held within our group entities.

Interest Expense
Interest expense decreased in 2025 from 2024 primarily due to decreased borrowings as we continued to pay down debt following the Black Knight acquisition.
•Interest expense incurred on our senior notes in 2025 and 2024 was $749 million and $763 million, respectively. The decrease was primarily due to the reduction in the amount of outstanding senior notes in the current year.
•Interest expense incurred on borrowings under our Commercial Paper program in 2025 and 2024 was $39 million and $94 million, respectively. The decrease was primarily due to lower outstanding commercial paper borrowings in the current year.
•We previously had a term loan that we fully repaid in the second quarter of 2024, therefore, we did not incur any interest expense on the term loan during 2025. We incurred $39 million of interest expense under our term loan obligations in 2024.
•The remainder primarily relates to the interest incurred on maintaining our Credit Facility and other facilities within our group entities.
Other Income/(Expense), net
Equity and Equity Method Investments
Our equity method investments include OCC and Bakkt, among others. We recognized income of $79 million and losses of $62 million during 2025 and 2024, respectively, of our share of estimated equity method investment income and losses, net. The estimated income during 2025 is primarily related to our share of net income of OCC. The estimated losses during 2024 are primarily related to our investment in Bakkt, partially offset by the estimated income related to our investment in OCC.
In 2025, we recorded a net gain of $19 million related to the tax receivable agreement settlement from the Bakkt reorganization and other share activity.
For our equity investments that do not have readily determinable fair values, in 2025 we recorded $36 million of fair value gains on our investments related to identifying observable price changes in our investments and equity investments measured using the net asset value per share, or NAV, practical expedient. In 2024, we recorded a net $1 million fair value loss for our equity investments that do not have readily determinable fair values.
Legal & regulatory
In 2024, we recorded a gain of $160 million related to the Penny Mac arbitration final award payment.
Other
In 2024, we recorded a $6 million gain on a sale of property and equipment.
We incurred foreign currency transaction losses of $18 million and $15 million in 2025 and 2024, respectively. This was primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. Foreign currency transaction gains and losses are recorded in other income/(expense), net, when the settlement of foreign currency assets, liabilities and payables occur in non-functional currencies and there is an increase or decrease in the period-end foreign currency exchange rates between periods. See Item 7A “- Quantitative and Qualitative Disclosures About Market Risk -Foreign Currency Exchange Rate Risk” included elsewhere in this Annual Report for more information on these items.
We recognized the other components of net benefit cost of our defined benefit plans in the income statement as non-operating income. The combined net periodic impact of these plans was a $15 million expense and a $1 million expense in 2025 and 2024, respectively.
Non-Controlling Interests
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests. As of December 31, 2025, our non-controlling interests included those related to the non-ICE limited partners' interest in our CDS clearing subsidiaries and non-controlling interest in ICE Futures Abu Dhabi.

As of December 31, 2025 and 2024, we also had a redeemable non-controlling interest, reflected in temporary equity within our consolidated balance sheet, related to a put right held by non-ICE members to require us to purchase their interests in an entity acquired by us in 2024.
Consolidated Income Tax Provision
Our consolidated income tax expense was $976 million and $826 million in 2025 and 2024, respectively. The increase in our consolidated income tax expense between years is primarily due to higher pre-tax income.
Our effective tax rate was 22% and 23% in 2025 and 2024, respectively.
Generally, our effective tax rate tends to be higher than the U.S. statutory federal income tax rate due to state and local income taxes and higher tax rates in the U.K., our most material non-U.S. jurisdiction, partially offset by benefits from foreign-derived intangible income and tax credits. Discrete events in each year can change the general trend in either direction such as federal, state and international tax law changes, movements in unrecognized tax benefits, and tax impacts from significant acquisitions, dispositions, and other business changes.
The Organisation for Economic Cooperation and Development, or OECD, Global Anti-Base Erosion Pillar Two minimum tax rules, or Pillar Two, which generally provide for a minimum effective tax rate of 15%, are intended to apply to tax years beginning in 2024. The EU member states and many other countries, including the U.K., have committed to implement or have already enacted legislation adopting the Pillar Two rules. In July 2023, the U.K. enacted the U.K. Finance Act 2023, effective as of January 1, 2024, which included provisions to implement certain portions of the Pillar Two minimum tax rules and included an election to apply a transitional safe harbor to extend certain effective dates to accounting periods commencing on or before December 31, 2026 and ending on or before June 30, 2028. These Pillar Two rules, including those in the U.K., did not have a material impact on our income tax provision as of December 31, 2025 or 2024.
See Note 13 to our consolidated financial statements and related notes, which are included in this Annual Report, for additional information on these tax items.

Liquidity and Capital Resources
Below are charts that reflect our outstanding debt and capital allocation. The acquisition and integration costs in the chart below include cash paid for acquisitions, net of cash acquired and cash received for divestitures, if any, cash paid for equity and equity method investments, and acquisition-related transaction and integration costs, in each year.

(1)    2023 acquisition and integration costs, net of divestitures, excludes $187 million of proceeds from the sale of our Dun & Bradstreet investment.

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
Consolidated cash and cash equivalents were $837 million and $844 million as of December 31, 2025 and 2024, respectively. We had $1.0 billion and $1.5 billion in short-term and long-term restricted cash and cash equivalents as of December 31, 2025 and 2024, respectively. We had $770 million and $596 million in short-term and long-term restricted investments as of December 31, 2025 and 2024, respectively. We had $76.8 billion and $82.1 billion of cash and cash equivalent margin deposits and guaranty funds as of December 31, 2025 and 2024, respectively.
As of December 31, 2025, the amount of unrestricted cash held by our non-U.S. subsidiaries was $368 million. Due to the application of Global Intangible Low-Taxed Income as of January 1, 2018, the majority of our foreign earnings for the period from January 1, 2018 through December 31, 2022 have been subject to immediate U.S. income taxation, and can be distributed to the U.S. in the future with no material additional U.S. income tax consequences. We made and intend to apply the high tax exception to Global Intangible Low-Taxed Income in 2023, 2024 and 2025, thus the majority of our foreign earnings in 2023, 2024 and 2025 are not expected to be subject to immediate U.S. income taxation. These foreign earnings can generally be distributed to the U.S. with no material additional U.S. income tax consequences, primarily due to the availability of dividend received deductions.
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
Cash Flow
The following table presents the major components of net changes in cash and cash equivalents, and restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds (in millions):

	Year Ended December 31,
	2025	2024	2023
Net cash provided by/(used in):
Operating activities	$4,662	$4,609	$3,542
Investing activities	(4,249)	(921)	(8,797)
Financing activities	(6,334)	79	(64,345)
Effect of exchange rate changes	32	(14)	7
Net increase/(decrease) in cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	$(5,889)	$3,753	$(69,593)
Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, deferred taxes, stock-based compensation, and the effects of changes in working capital.
The $53 million increase in net cash provided by operating activities during the year ended December 31, 2025 from the comparable period in 2024 was primarily driven by the following:
•An increase in net income of $568 million which was primarily driven by higher Exchange segment revenue partially offset by the $160 million gain related to the PennyMac arbitration final award payment received during 2024;
•An increase in non-cash adjustments to net income of $52 million primarily due to the deferred tax expense incurred during 2025 from the application of the OBBBA tax provisions compared to the deferred tax benefit incurred during 2024 and an increase in depreciation and amortization. This was partially offset by our share of net income from our equity method investees during 2025 compared to our share of net losses primarily driven by Bakkt in 2024 and an increase in non-cash fair value gains of our equity investments; and
•A decrease in changes in working capital accounts of $567 million primarily due to timing of payments and cash receipts and the impact of the SEC announcing in May 2025 that it had ceased collecting Section 31 fees from self-regulatory organizations due to the expectation that the entire fiscal year 2025 appropriation would be collected before the date of the announcement.
Investing Activities
The $3.3 billion increase in cash used in investing activities during the year ended December 31, 2025 from the comparable period in 2024 was primarily driven by the following:
•In 2025, we had net purchases of $2.3 billion from the invested margin deposit activity compared to net purchases of $294 million during 2024. These amounts fluctuate based on clearinghouse treasury investment activity related to collateral and liquidity management;
•In 2025, we had cash paid for equity and equity method investments of $1.0 billion primarily driven by our investment in Polymarket. In 2024, we paid $29 million for equity investments;
•In 2025, we had net purchases of restricted investments of $169 million compared to net proceeds of $103 million in 2024. These amounts also fluctuate based on treasury investment activity related to securing our cash restricted for regulatory requirements or our skin in the game contributions;
•Proceeds of $75 million that we received from the sale of the Promissory Note during 2024;
•Capital expenditures and capitalized software development costs increased $39 million driven by increased capitalized software development costs; and
•A decrease in cash paid for acquisitions, net of cash acquired, of $19 million.
Financing Activities
The $6.4 billion change in financing cash flows from cash used in financing activities in 2024 to cash provided by financing activities in 2025 was primarily driven by the following:
•The change in cash and cash equivalent margin deposits and guaranty fund liability decreased $6.6 billion;
•In 2025, we resumed share repurchases and repurchased $1.3 billion of shares with cash during the calendar year;
•In 2025, we had net repayments of senior notes of $1.3 billion, primarily due to the repayment of senior notes that matured in May and December of 2025 for a total of $2.5 billion, partially offset by the issuance of new senior notes due 2028 and 2031 for $1.2 billion. In 2024, we had net repayments of debt of $861 million primarily due to the repayment of a term loan of $1.6 billion, partially offset by the issuance of new senior notes due 2031 for $750 million;
•In 2025, we had net drawdowns of commercial paper of $506 million as compared to net redemptions of $1.4 billion in 2024. The reduction in 2024 was due to the paydown of commercial paper following the Black Knight acquisition in 2023. The increase in 2025 was primarily due to funding the Polymarket investment; and
•Dividends paid to stockholders increased $66 million primarily due to the increase in the dividend per share in 2025 as compared to 2024.
Debt
As of December 31, 2025, we had $19.6 billion in outstanding debt, consisting of $18.6 billion of senior notes and $1 billion under our Commercial Paper Program. As of December 31, 2025, our senior notes of $18.6 billion had a weighted average maturity of 14 years and a weighted average cost of 3.7% per annum. As of December 31, 2025, our Commercial Paper notes outstanding had original maturities ranging from 2 to 28 days with a weighted average interest rate of 4.0% per annum, and a weighted average remaining maturity of 22 days.
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
Credit Facilities
We have a $3.9 billion senior unsecured revolving credit facility, or the Credit Facility, with a maturity date of May 31, 2029. As of December 31, 2025, of the $3.9 billion that was available for borrowing under the Credit Facility, $1.0 billion was required to backstop the amount outstanding under the Commercial Paper Program and $168 million was required to support certain broker-dealer and other subsidiary commitments. Amounts required to backstop notes outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $2.7 billion is available for working capital and general corporate purposes, including, but not limited to, acting as a backstop to future increases in the amounts outstanding under the Commercial Paper Program.
We previously had a $2.4 billion two-year Term Loan that we entered into on May 25, 2022. The proceeds from borrowings under the Term Loan were used to fund a portion of the purchase price for the Black Knight acquisition. During the second quarter of 2024, we fully repaid our outstanding obligations under the Term Loan and debt issuance costs incurred related to the Term Loan were fully amortized at the time of repayment.
Senior Notes Activity
On May 13, 2024, we issued $750 million in aggregate principal amount of 5.25% senior notes due 2031. We used $500 million of the net proceeds from the offering to repay a portion of the aggregate principal amount of the senior notes that matured in May 2025, or the 2025 Notes. The net proceeds used to repay the 2025 Notes were invested and recorded as short-term restricted investments in our consolidated balance sheet as of December 31, 2024. We used the remaining net proceeds to assist with the repayments of the outstanding borrowings under the senior unsecured delayed draw term loan facility, or the Term Loan.
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
On November 17, 2025, we issued $1.25 billion in aggregate principal amount of new fixed rate senior notes, comprised of the following:
•$600 million in aggregate principal amount of 3.95% senior notes due in 2028; and
•$650 million in aggregate principal amount of 4.20% senior notes due in 2031, or collectively, the Notes.
We used the net proceeds from the offering of the Notes to redeem $1.25 billion aggregate principal amount of the 3.75% senior notes that matured December 1, 2025.
Commercial Paper Program
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

Capital Return
In December 2025, our Board approved an aggregate of $3.0 billion for future repurchases of our common stock with no fixed expiration date that became effective January 1, 2026. The $3.0 billion replaced the previous $3.2 billion approved by the Board in December 2021 of which $1.2 billion remained outstanding as of December 31, 2025. The approval of our Board for stock repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our Board may increase or decrease the amount available for repurchases from time to time. Shares repurchased are held in treasury stock.
We did not have any share repurchases in 2023 and 2024. In February 2025, we entered into a new Rule 10b5-1 trading plan that became effective on February 21, 2025. During 2025, we repurchased 7.7 million shares of our outstanding common stock at a cost of $1.3 billion.
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
During 2025, we paid cash dividends of $1.92 per share of our common stock in the aggregate, including quarterly dividends of $0.48 per share, for an aggregate payout of $1.1 billion, which includes the payment of dividend equivalents on unvested employee restricted stock units. Refer to Note 12 to our consolidated financial statements included in this Annual Report, for details on the amounts of our quarterly dividend payouts for the last three years.
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
We currently expect to incur capital expenditures (including operational and real estate capital expenditures) and to incur software development costs that are eligible for capitalization ranging in the aggregate between $740 million and $790 million in 2026, which we believe will support the enhancement of our technology, business integration and the continued growth of our businesses.
In December 2025, our Board approved an aggregate of $3.0 billion for future repurchases of our common stock with no fixed expiration date that became effective January 1, 2026. Refer to Note 12 to our consolidated financial statements, included in this Annual Report, for additional details on our stock repurchase program.
Our Board has adopted a quarterly dividend policy providing that dividends will be approved quarterly by the Board or the Audit Committee taking into account factors such as our evolving business model, prevailing business conditions, our current and future planned strategic growth initiatives and our financial results and capital requirements, without a predetermined net income payout ratio. On February 5, 2026, we announced a $0.52 per share dividend for the first quarter of 2026 payable on March 31, 2026 to stockholders of record as of March 17, 2026.
In conjunction with our investment in Polymarket, we have the potential to purchase up to an additional $1.0 billion of shares from Polymarket employees and investors, subject to certain conditions.
Other than the facilities for the ICE Clearing Houses, our Credit Facility and our Commercial Paper Program are currently the only significant agreements or arrangements that we have for liquidity and capital resources with third parties. See Notes 10 and 14 to our consolidated financial statements included in this Annual Report for further discussion. In the event of any strategic acquisitions, mergers or investments, or if we are required to raise capital for any reason or desire to return capital to our stockholders, we may incur additional debt, issue additional equity to raise necessary funds, repurchase additional shares of our common stock or pay a dividend. However, we cannot provide assurance that such financing or transactions will be favorable to us. See “-Risk Factors" and Note 10 to our consolidated financial statements, included in this Annual Report.
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
The table below outlines our adjusted operating expenses, adjusted operating income, adjusted operating margin, adjusted net income attributable to ICE and adjusted diluted earnings per share attributable to ICE common stockholders, which are non-GAAP measures that are calculated by making adjustments for items we view as not reflective of our cash operations and core business performance. These measures, including the adjustments and their related income tax effect and other tax adjustments (in millions, except for percentages and per share amounts), are as follows:

	Exchanges Segment			Fixed Income and Data Services Segment			Mortgage Technology Segment			Consolidated
	Year Ended December 31,
Operating income adjustments:	2025	2024	2023	2025	2024	2023	2025	2024	2023	2025	2024	2023
Total revenues, less transaction-based expenses	$5,411	$4,959	$4,440	$2,419	$2,298	$2,231	$2,101	$2,022	$1,317	$9,931	$9,279	$7,988
Operating expenses	1,429	1,323	1,281	1,486	1,455	1,420	2,087	2,192	1,593	5,002	4,970	4,294
Less: Amortization of acquisition-related intangibles	64	67	65	150	152	168	779	792	515	993	1,011	748
Less: Transaction and integration costs	—	—	—	—	—	—	66	102	269	66	102	269
Less: Regulatory matters	4	5	11	—	10	—	—	—	—	4	15	11
Less: Other	—	11	6	—	21	—	—	—	—	—	32	6
Adjusted operating expenses	$1,361	$1,240	$1,199	$1,336	$1,272	$1,252	$1,242	$1,298	$809	$3,939	$3,810	$3,260
Operating income/(loss)	$3,982	$3,636	$3,159	$933	$843	$811	$14	$(170)	$(276)	$4,929	$4,309	$3,694
Adjusted operating income	$4,050	$3,719	$3,241	$1,083	$1,026	$979	$859	$724	$508	$5,992	$5,469	$4,728
Operating margin	74%	73%	71%	39%	37%	36%	1%	(8)%	(21)%	50%	46%	46%
Adjusted operating margin	75%	75%	73%	45%	45%	44%	41%	36%	39%	60%	59%	59%

Net income adjustments:
Net income attributable to ICE										$3,315	$2,754	$2,368
Add: Amortization of acquisition-related intangibles										993	1,011	748
Add: Transaction and integration costs										66	102	269
Add/(Less): Litigation and regulatory matters										4	(145)	11
(Less)/Add: Net (income)/loss from unconsolidated investees										(79)	62	122
(Less)/Add: Fair value adjustments of equity investments										(55)	1	3
Less: Net interest income on pre-acquisition-related debt										—	—	(12)
Add: Other										15	26	182
Less: Net income tax effect for the above items										(268)	(268)	(309)
Add/(Less): Deferred tax adjustments on acquisition-related intangibles										38	(43)	(126)
Less: Other tax adjustments										(36)	(3)	(79)
Adjusted net income attributable to ICE										$3,993	$3,497	$3,177
Diluted earnings per share attributable to ICE common stockholders										$5.77	$4.78	$4.19
Adjusted diluted earnings per share attributable to ICE common stockholders										$6.95	$6.07	$5.62
Diluted weighted average common shares outstanding										575	576	565
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
Litigation and regulatory matters include the following as we do not consider events of this type to be reflective of our core business:
•In 2025, a $4 million accrual related to a regulatory matter;
•In 2024, a $160 million gain related to the PennyMac arbitration award resolution and payment received. Separately in 2024, regulatory accruals of $15 million; and
•In 2023, an accrual related to a regulatory settlement of $11 million.
Our investments are not considered to be a part of our core business operations and the impacts of changes in our investments are often non-cash in nature. We adjust for our share of net income or loss related to our equity method investments, which primarily include OCC and Bakkt. The following non-GAAP adjustments are reported in the table above related to fair value and other adjustments of our equity investments:
•In 2025, we recorded $36 million of fair value gains on our investments related to identifying observable price changes in our investments and equity investments measured using the NAV practical expedient. Also, in 2025, we recorded a net gain of $19 million related to the tax receivable agreement settlement from the Bakkt reorganization and other share activity.

•In 2024, we excluded a net $1 million fair value loss on our equity investments without readily determinable fair values; and
•In 2023, we excluded the realized loss of $3 million related to our sale of the Dun & Bradstreet investment, net of dividends.
We adjust for certain items related to our debt. Certain debt activities, such as the early termination of notes, pre-acquisition interest and expense and accelerated amortization of debt costs are not considered to be a part of our core business operations and the impacts of changes in our investments are often non-cash in nature. The following non-GAAP adjustment is reported in the table above related to our debt:
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
Other adjustments not considered to be a part of our core business operations include:
•In 2025, a one-time cumulative actuarial adjustment of $15 million to our NYSE Other Post Employment Benefit plan.
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
Non-GAAP tax adjustments include the tax impacts of the pre-tax non-GAAP adjustments, deferred tax adjustments on acquisition-related intangibles and other tax adjustments. Deferred tax adjustments on acquisition-related intangibles include the impact of tax law changes and apportionment updates resulting in a deferred tax expense of $38 million, a deferred tax benefit of $43 million and a deferred tax benefit of $126 million in 2025, 2024 and 2023, respectively.
The $36 million other tax adjustments in 2025 include $28 million of tax benefits from statutes of limitations expirations for certain pre-acquisition periods and $8 million benefits from favorable audit settlements related to previously recognized transaction gains that were excluded from non-GAAP.
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

	Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$4,662	$4,609	$3,542
Less: Capital expenditures	(373)	(406)	(190)
Less: Capitalized software development costs	(418)	(346)	(299)
Free cash flow	$3,871	$3,857	$3,053
Add/(Less): Section 31 fees, net	316	(237)	144
Adjusted free cash flow	$4,187	$3,620	$3,197
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
Contractual Obligations and Commercial Commitments
We intend to fund our contractual obligations and commercial commitments from existing cash and cash flow from operations. As of December 31, 2025, our primary cash requirements include the following contractual and other obligations.
As of December 31, 2025, we had $19.6 billion in outstanding debt, including $1.0 billion of short-term debt. Our outstanding debt consists of $18.6 billion of fixed rate senior notes and $1.0 billion in commercial paper.
Our operating leases primarily relate to our leased office space and data center facilities, and as of December 31, 2025, we had fixed lease payment obligations of $965 million, with $71 million payable within one year.
We have other purchase obligations to purchase various goods and services that we believe are enforceable and legally binding.
In addition, we have $81.2 billion in cash and cash equivalent margin deposits and guaranty funds, invested deposits, delivery contracts payable and unsettled variation margin. Clearing members of our clearing houses are required to deposit original margin and variation margin and to make deposits to a guaranty fund. The cash and cash equivalent deposits made to these margin accounts and to the guaranty fund are recorded in the consolidated balance sheets as current assets with corresponding current liabilities to the clearing members that deposited them. ICE NGX administers the physical delivery of energy trading contracts. It has an equal and offsetting claim to and from its respective participants on opposite sides of the physically-settled contract, each of which is reflected as a delivery contract receivable with an offsetting delivery contract payable. See Note 14 to our consolidated financial statements included in this Annual Report for additional information on our clearing houses and the margin deposits, guaranty funds, invested deposits, delivery contracts payable and unsettled variation margin.
We also have unrecognized tax benefits, or UTBs. As of December 31, 2025, our cumulative UTBs were $206 million, and accrued interest and penalties related to UTBs were $42 million. We are under examination by various tax authorities. We are unable to make a reasonable estimate of the periods of cash settlement because it is not possible to reasonably predict the amount of tax, interest and penalties, if any, that might be assessed by a tax authority or the timing of an assessment or payment. It is also not possible to reasonably predict whether or not the applicable statutes of limitations might expire without us being examined by any particular tax authority. See Note 13 to our consolidated financial statements for additional information on our UTBs.
As of December 31, 2025, we, through NYSE, have net obligations of $65 million related to our pension and other benefit programs. The date of payment under these net obligations cannot be determined. See Note 17 to our consolidated financial statements for additional information on our pension and other benefit programs.

New and Recently Adopted Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements included in this Annual Report for information on the new and recently adopted accounting pronouncements that are applicable to us.
Critical Accounting Estimates
We have identified the estimates and policies below as critical to our business operations and the understanding of our results of operations. The impact of, and any associated risks related to, these policies on our business operations is discussed throughout “- Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a detailed discussion on the application of these and other accounting policies, see Note 2 to our consolidated financial statements included in this Annual Report.
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
We believe that the following critical accounting estimates and policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements and could materially increase or decrease our reported results, assets and liabilities.
Business Combinations
We account for business combinations using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with our acquisitions are recorded at their estimated fair values. We recognize specifically identifiable intangibles if the intangible is either contractual or separable, and we estimate the useful life of the intangible asset based on the estimated period over which the asset is expected to contribute directly or indirectly to future cash flows. Goodwill represents the excess of the purchase price of an acquired company over the fair value of its identifiable net assets, including identified intangible assets. Our determination of fair value requires us to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, forecasted future cash flows, revenue and margin growth rates, customer attrition rates and discount rates that are unobservable and require judgment. The resulting fair value calculations and estimates on assigning useful lives affect our future amortization expense, as acquired finite-lived intangible assets are amortized over their useful lives, whereas any indefinite lived intangible assets, including goodwill, are not amortized.
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
There were no material business combinations individually or in aggregate in 2025 and 2024 subject to the critical accounting estimates described above. In 2023, we acquired Black Knight which is described in Note 3 to our consolidated financial statements. The measurement period for the Black Knight business combination ended in 2024.

Goodwill and Other Intangible Assets Impairment Assessment
Goodwill
Our goodwill is evaluated for impairment annually in our fiscal fourth quarter or more frequently if conditions exist that indicate that the value may be impaired. We test our goodwill for impairment at the reporting unit level, and we have identified four reporting units. Our reporting units identified for our goodwill testing are the NYSE, Other Exchanges, Fixed Income and Data Services, and Mortgage Technology reporting units.
For our goodwill impairment testing, we have elected to bypass the qualitative assessment and apply the quantitative approach. The current year goodwill impairment test was performed with the assistance of a third-party valuation specialist.
Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, and determination of the fair value of each reporting unit. We determined the fair value of our reporting units based on an equally weighted income and market approach. For the discounted cash flow income approach, estimates and assumptions include revenue and expense growth rates used to calculate projected future cash flows, cost of capital assumptions, and long term growth rates, among others. For the guideline public company market approach, estimates and assumptions include the determination of comparable public companies for each reporting unit and the selection and weighting of market multiples. These estimates and assumptions require management’s judgment, and changes to these estimates and assumptions, as a result of changing economic and competitive conditions, could materially affect the determination of fair value and/or impairment.
As a result of our goodwill impairment tests, we did not record any impairments in 2025, 2024 or 2023.
Indefinite-lived Intangible Assets
Our indefinite-lived intangible assets are evaluated for impairment annually in our fiscal fourth quarter or more frequently if conditions exist that indicate that the value may be impaired. For our testing of indefinite-lived intangible assets, we apply qualitative and quantitative approaches. For the indefinite-lived intangible assets subject to the quantitative approach, we utilize an income approach to estimate the fair value of the intangible. Estimates and assumptions include determining the amount and timing of future cash flows and the selection of appropriate discount rates, royalty rates and long-term growth rate assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment. For the indefinite-lived intangible assets subject to the qualitative approach, we assess all relevant events and circumstances that could affect the significant inputs used to determine the fair value of the intangible including both internal and external factors.
As a result of our indefinite-lived intangible asset impairment tests, we did not record any impairments in 2025, 2024 or 2023.
Finite-lived Intangible Assets
We are also required to evaluate other finite-lived intangible assets for impairment by first determining whether events or changes in circumstances indicate that the carrying value of these assets to be held and used may not be recoverable. If impairment indicators are present, then an estimate of undiscounted future cash flows produced by these long-lived assets is compared to the carrying value of those assets to determine if the asset is recoverable. If an asset is not recoverable, the loss is measured as the difference between fair value and carrying value of the impaired asset. Fair value of these assets is based on various valuation techniques, including discounted cash flow analysis, which are assessed and conducted in accordance with our internal impairment analysis policies. Other than impairments in 2024 and 2023 of developed technology and certain trademark intangible assets, respectively, we did not record any additional impairments in 2025, 2024 or 2023 as a result of our finite-lived impairment asset testing.
Equity Investments Without Readily Determinable Fair Values
We hold certain material investments in privately held companies in the form of equity securities without readily determinable fair values and in which we do not have a controlling interest or significant influence. Investments in equity securities without readily determinable fair values are initially recorded at cost and are subsequently adjusted to fair value for impairments and price changes from observable transactions in the same or a similar security from the same issuer.
We assess our investment portfolio quarterly for impairment and to identify observable price changes. Investments in privately held equity securities are valued using significant unobservable inputs or data in inactive markets. This valuation requires judgment due to the absence of market prices and inherent lack of liquidity. In determining the estimated fair value of our investments in privately held companies, we utilize the most recent data available including observed transactions such as equity financing transactions of the investees and sales of the existing shares of the investees’ securities. The determination of whether an observed transaction is similar to the equity securities held by us requires significant management judgment based on the rights and preferences of the securities.
The impairment analysis for investments in equity securities includes a qualitative analysis of factors including the investee’s financial performance, industry and market conditions, and other relevant factors. If an equity investment is considered to be impaired, we will establish a new carrying value for the investment and recognize an impairment in our consolidated statements of income.
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
Interest Rate Risk
We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term restricted cash and cash equivalents, short-term and long-term investments and indebtedness. As of December 31, 2025 and 2024, our cash and cash equivalents and short-term and long-term restricted cash and cash equivalents and investments were $2.6 billion and $3.0 billion, respectively. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical 100 basis points decrease in short-term interest rates would decrease our annual interest income by $28 million as of December 31, 2025, assuming no change in the amount or composition of our cash and cash equivalents and short-term and long-term restricted cash and cash equivalents and investments.
As of December 31, 2025, we had $19.6 billion in outstanding debt, consisting of $18.6 billion of unsecured senior notes and $1.0 billion in commercial paper. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Debt," and Note 10 to our consolidated financial statements included in this Annual Report.
The interest rates on our Commercial Paper Program are currently evaluated based upon current maturities and market conditions. The weighted average interest rate on notes outstanding under our Commercial Paper Program was 4.0% and 4.6% as of December 31, 2025 and December 31, 2024, respectively. The effective interest rate of issuances under our Commercial Paper Program will continue to fluctuate based on the movement in short-term interest rates along with shifts in supply and demand within the commercial paper market.
Foreign Currency Exchange Rate Risk
As an international business, we are subject to foreign currency exchange rate risk. We may experience gains or losses from foreign currency transactions in the future given that a significant part of our assets and liabilities are recorded in pounds sterling, Canadian dollars or euros, and a significant portion of our revenues and expenses are recorded in pounds sterling or euros. Certain assets, liabilities, revenues and expenses of foreign subsidiaries are denominated in the local functional currency of such subsidiaries. Our exposure to foreign denominated earnings in 2025 and 2024 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Pound Sterling	Euro	Pound Sterling	Euro
Average exchange rate to the U.S. dollar in the current year	$1.3187	$1.1299	$1.2781	$1.0820
Average exchange rate to the U.S. dollar in the prior year	$1.2781	$1.0820	$1.2438	$1.0817
Average exchange rate increase/(decrease)	3%	4%	3%	0%
Foreign denominated percentage of:
Exchanges segment revenues, less transaction based expenses	11%	13%	11%	12%
Fixed income and data services segment revenue	5	5	6	5
Mortgage technology segment revenues	—	—	—	—
Revenues, less transaction-based expenses	7%	8%	7%	8%
Operating expenses	7%	2%	6%	2%
Operating income	8%	15%	8%	15%
Impact of the currency fluctuations(1) on:
Exchanges segment revenues, less transaction based expenses	$17	$28	$15	$—
Fixed income and data services segment revenue	4	5	3	—
Mortgage technology segment revenues	—	—	—	—
Revenues, less transaction-based expenses	$21	$33	$18	$—
Operating expenses	$11	$3	$8	$—
Operating income	$10	$30	$10	$—

(1)    Represents the impact of currency fluctuation for the year compared to the same period in the prior year.
We have a significant part of our assets, liabilities, revenues and expenses recorded in pounds sterling or euros. In both 2025 and 2024, 15% of our consolidated revenues, less transaction-based expenses, were denominated in pounds sterling or euros, and in 2025 and 2024, 9% and 8%, respectively, of our consolidated operating expenses were denominated in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.
Foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables occurs through our operations, which are received in or paid in pounds sterling, Canadian dollars, or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We incurred foreign currency transaction losses of $18 million and $15 million in 2025 and 2024, respectively, inclusive of the impact of foreign currency hedging transactions. The foreign currency transaction losses were primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. A 10% adverse change in the underlying foreign currency exchange rates as of

December 31, 2025, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity, would result in a foreign currency loss of $14 million.
We entered into foreign currency hedging transactions during 2025 and 2024 as economic hedges to help mitigate a portion of our foreign exchange risk exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. Although we may enter into additional hedging transactions in the future, these hedging arrangements may not be effective, particularly in the event of imprecise forecasts of the levels of our non-U.S. denominated assets and liabilities.
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

	As of December 31, 2025
	Position in pounds sterling	Position in Canadian dollars	Position in euros
Assets	£734	$2,828	€199
of which goodwill represents	498	383	92
Liabilities	143	2,374	32
Net currency position	£591	$454	€167
Net currency position, in $USD	$797	$331	$197
Negative impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$80	$33	$20
Foreign currency translation adjustments are included as a component of accumulated other comprehensive income/(loss) within our balance sheet. See the table below for the portion of equity attributable to foreign currency translation adjustments as well as the activity by year included within our statement of other comprehensive income. The impact of the foreign currency exchange rate differences in the table below were primarily driven by fluctuations of the pound sterling as compared to the U.S. dollar which were 1.3474, 1.2514 and 1.2732 as of December 31, 2025, 2024, and 2023, respectively.

Changes in Accumulated Other Comprehensive Income/ (Loss) from Foreign Currency Translation Adjustments (in millions)
Balance, as of January 1, 2023	$(278)
Net current period other comprehensive income	48
Balance, as of December 31, 2023	(230)
Net current period other comprehensive loss	(55)
Balance, as of December 31, 2024	(285)
Net current period other comprehensive income	99
Balance, as of December 31, 2025	$(186)
Credit Risk
We are exposed to credit risk in our operations in the event of a counterparty default. We limit our exposure to credit risk by rigorously selecting the counterparties with which we make our investments, monitoring them on an ongoing basis and executing agreements to protect our interests.
Clearing House Cash Deposit Risks
The ICE Clearing Houses hold material amounts of clearing member margin deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. Refer to Note 14 to our consolidated financial statements for more information on the ICE Clearing Houses' cash and cash equivalent margin deposits and guaranty funds, invested deposits, delivery contracts receivable and unsettled variation margin which were $81.2 billion as of December 31, 2025. While we seek to achieve a reasonable rate of return which may generate interest income for our clearing members, we are primarily concerned with preservation of capital and managing the risks associated with these deposits. As the ICE Clearing Houses may pass on interest revenues (minus costs) to the clearing members, this could include negative or reduced yield due to market conditions. The following is a summary of the risks associated with these deposits and how these risks are mitigated:
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
•Interest Rate Risk: Interest rate risk is the risk that interest rates rise and cause the value of securities we hold or invest in to decline. If we were required to sell securities prior to maturity, and interest rates had risen, the sale might be made at a loss relative to the carrying value. Our clearing houses seek to manage this risk by making short term investments. For example, where possible and in accordance with regulatory requirements, the clearing houses invest cash pursuant to overnight reverse repurchase agreements or term reverse repurchase agreements with short dated maturities. In addition, the clearing house investment guidelines allow for direct purchases of high-quality sovereign debt (for example, U.S. Treasury securities) and supranational debt instruments (Euro cash deposits only) with short dated maturities.
•Security Issuer Risk: Security issuer risk is the risk that an issuer of a security defaults on the payment when the security matures or debt is serviced. This risk is mitigated by limiting allowable investments under the reverse repurchase agreements to high-quality sovereign or government agency debt and limiting any direct investments to high-quality sovereign debt instruments.
•Investment Counterparty Risk: Investment counterparty risk is the risk that a reverse repurchase agreement counterparty might become insolvent and, thus, fail to meet its obligations to our clearing houses. We mitigate this risk by only engaging in transactions with high credit quality counterparties and by limiting the acceptable collateral to securities of high-quality issuers. When engaging in reverse repurchase agreements, our clearing houses take delivery of the securities underlying the reverse repurchase arrangement in custody accounts under clearing house control. Additionally, the securities purchased subject to reverse repurchase have a market value greater than the reverse repurchase amount. Thus, in the event that a reverse repurchase counterparty defaults on its obligation to repurchase the underlying reverse repurchase securities, our clearing house will have possession of a security with a value potentially greater than the counterparty’s obligation.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for the preparation and integrity of the consolidated financial statements appearing in our Annual Report on Form 10-K. The consolidated financial statements were prepared in conformity with United States generally accepted accounting principles and include certain amounts based on our best judgments and estimates.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 framework). Based on our assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2025.
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

/s/ Jeffrey C. Sprecher	/s/ A. Warren Gardiner
Jeffrey C. Sprecher	A. Warren Gardiner
Chair and Chief Executive Officer	Chief Financial Officer

February 5, 2026	February 5, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Stockholders and the Board of Directors of Intercontinental Exchange, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Intercontinental Exchange, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Intercontinental Exchange, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity and redeemable non-controlling interest, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes, and our report dated February 5, 2026 expressed an unqualified opinion thereon.
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
February 5, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE FINANCIAL STATEMENTS

To the Stockholders and the Board of Directors of Intercontinental Exchange, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Intercontinental Exchange, Inc. and Subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity and redeemable non-controlling interest, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 5, 2026 expressed an unqualified opinion thereon.
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
Accounting for Income Taxes

Description of the Matter
As discussed in Note 13 to the consolidated financial statements, the Company operates globally and files income tax returns in the U.S. and in various state, local and foreign jurisdictions. Uncertainty in a tax position may arise because tax laws and rulings are subject to interpretation in each jurisdiction. The Company uses significant judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. As of December 31, 2025, the total amount of unrecognized tax benefits was $206 million, of which $171 million, if recognized, would impact the Company's effective tax rate. Auditing management's analysis of the Company's uncertain tax positions and the related unrecognized tax benefits was challenging as the analysis involved significant judgment due to the complex interpretations and application of tax laws and rulings.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls related to management's accounting for uncertain tax positions. For example, we tested controls relating to the completeness of management's identification of uncertain tax positions and the application of the recognition and measurement principles, including management's review of the inputs and calculations of unrecognized tax benefits.
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
February 5, 2026

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except per share amounts)

	As of December 31,
	2025	2024
Assets:
Current assets:
Cash and cash equivalents	$837	$844
Short-term restricted cash and cash equivalents	748	1,142
Short-term restricted investments	629	594
Cash and cash equivalent margin deposits and guaranty funds	76,789	82,149
Invested deposits, delivery contracts receivable and unsettled variation margin	4,437	2,163
Customer accounts receivable, net of allowance for doubtful accounts of $21 at both December 31, 2025 and 2024	1,552	1,490
Prepaid expenses and other current assets	786	713
Total current assets	85,778	89,095
Property and equipment, net	2,691	2,153
Other non-current assets:
Goodwill	30,646	30,595
Other intangible assets, net	15,353	16,306
Long-term restricted cash and cash equivalents	240	368
Long-term restricted investments	141	2
Other non-current assets	2,038	909
Total other non-current assets	48,418	48,180
Total assets	$136,887	$139,428
Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$1,078	$1,051
Section 31 fees payable	—	316
Accrued salaries and benefits	455	438
Deferred revenue	204	236
Short-term debt	1,035	3,027
Margin deposits and guaranty funds	76,789	82,149
Invested deposits, delivery contracts payable and unsettled variation margin	4,437	2,163
Other current liabilities	118	173
Total current liabilities	84,116	89,553
Non-current liabilities:
Non-current deferred tax liability, net	3,998	3,904
Long-term debt	18,609	17,341
Accrued employee benefits	174	170
Non-current operating lease liability	635	335
Other non-current liabilities	364	405
Total non-current liabilities	23,780	22,155
Total liabilities	107,896	111,708
Commitments and contingencies
Redeemable non-controlling interest in consolidated subsidiaries	22	22
Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)
(In millions, except per share amounts)

	As of December 31,
	2025	2024
Equity:
Intercontinental Exchange, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 1,500 authorized; 653 and 567 shares issued and outstanding at December 31, 2025, respectively, and 651 and 574 shares issued and outstanding at December 31, 2024, respectively	7	7
Treasury stock, at cost; 86 and 77 shares at December 31, 2025 and December 31, 2024, respectively	(7,792)	(6,385)
Additional paid-in capital	16,643	16,292
Retained earnings	20,281	18,071
Accumulated other comprehensive loss	(224)	(338)
Total Intercontinental Exchange, Inc. stockholders’ equity	28,915	27,647
Non-controlling interests in consolidated subsidiaries	54	51
Total equity	28,969	27,698
Total liabilities and equity	$136,887	$139,428

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Exchanges	$8,120	$7,441	$6,355
Fixed income and data services	2,419	2,298	2,231
Mortgage technology	2,101	2,022	1,317
Total revenues	12,640	11,761	9,903
Transaction-based expenses:
Section 31 fees	412	679	293
Cash liquidity payments, routing and clearing	2,297	1,803	1,622
Total revenues, less transaction-based expenses	9,931	9,279	7,988
Operating expenses:
Compensation and benefits	1,963	1,909	1,595
Professional services	158	154	123
Acquisition-related transaction and integration costs	70	104	269
Technology and communication	870	848	734
Rent and occupancy	88	111	92
Selling, general and administrative	293	307	266
Depreciation and amortization	1,560	1,537	1,215
Total operating expenses	5,002	4,970	4,294
Operating income	4,929	4,309	3,694
Other income/(expense):
Interest income	119	141	319
Interest expense	(803)	(910)	(808)
Other income/(expense), net	101	88	(311)
Total other income/(expense), net	(583)	(681)	(800)
Income before income tax expense	4,346	3,628	2,894
Income tax expense	976	826	456
Net income	$3,370	$2,802	$2,438
Net income attributable to non-controlling interests	(55)	(48)	(70)
Net income attributable to Intercontinental Exchange, Inc.	$3,315	$2,754	$2,368
Earnings per share attributable to Intercontinental Exchange, Inc. common stockholders:
Basic	$5.79	$4.80	$4.20
Diluted	$5.77	$4.78	$4.19
Weighted average common shares outstanding:
Basic	572	573	564
Diluted	575	576	565

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$3,370	$2,802	$2,438
Other comprehensive income/(loss):
Foreign currency translation adjustments, net of tax	99	(55)	48
Change in equity method investment, net of tax	—	7	—
Employee benefit plan net gains/(losses), net of tax	15	4	(11)
Other comprehensive income/(loss)	114	(44)	37
Comprehensive income	$3,484	$2,758	$2,475
Comprehensive income attributable to non-controlling interests	(55)	(48)	(70)
Comprehensive income attributable to Intercontinental Exchange, Inc.	$3,429	$2,710	$2,405

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest
(In millions)

	Intercontinental Exchange, Inc. Stockholders' Equity							Non- Controlling Interests in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Value	Shares	Value
Balance, as of December 31, 2022	634	$6	(75)	$(6,225)	$14,313	$14,943	$(331)	$55	$22,761	$—
Other comprehensive income	—	—	—	—	—	—	37	—	37	—
Stock-based compensation	—	—	—	—	293	—	—	—	293	—
Exercise of common stock options	1	—	—	—	30	—	—	—	30	—
Issuance of restricted stock	2	—	—	—	—	—	—	—	—	—
Shares withheld for taxes on employee equity awards	—	—	(1)	(79)	—	—	—	—	(79)	—
Issuance under the employee stock purchase plan	1	—	—	—	43	—	—	—	43	—
Stock consideration issued for acquisition	11	—	—	—	1,274	—	—	—	1,274	—
Contribution from equity partners	—	—	—	—	—	—	—	9	9	—
Distributions of profits	—	—	—	—	—	—	—	(65)	(65)	—
Dividends paid to stockholders	—	—	—	—	—	(955)	—	—	(955)	—
Net income attributable to non-controlling interests	—	—	—	—	—	(70)	—	70	—	—
Net income	—	—	—	—	—	2,438	—	—	2,438	—
Balance, as of December 31, 2023	649	$6	(76)	$(6,304)	$15,953	$16,356	$(294)	$69	$25,786	$—
Other comprehensive loss	—	—	—	—	—	—	(44)	—	(44)	—
Stock-based compensation	—	—	—	—	251	—	—	—	251	—
Exercise of common stock options	1	—	—	—	34	—	—	—	34	—
Issuance of restricted stock	1	1	—	—	—	—	—	—	1	—
Shares withheld for taxes on employee equity awards	—	—	(1)	(81)	—	—	—	—	(81)	—
Issuance under the employee stock purchase plan	—	—	—	—	54	—	—	—	54	—
Acquisition of redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	22
Distributions of profits	—	—	—	—	—	—	—	(66)	(66)	—
Dividends paid to stockholders	—	—	—	—	—	(1,039)	—	—	(1,039)	—
Net income attributable to non-controlling interests	—	—	—	—	—	(48)	—	48	—	—
Net income	—	—	—	—	—	2,802	—	—	2,802	—
Balance, as of December 31, 2024	651	$7	(77)	$(6,385)	$16,292	$18,071	$(338)	$51	$27,698	$22
Other comprehensive income	—	—	—	—	—	—	114	—	114	—
Stock-based compensation	—	—	—	—	264	—	—	—	264	—
Exercise of common stock options	—	—	—	—	26	—	—	—	26	—
Issuance of restricted stock	2	—	—	—	—	—	—	—	—	—
Shares withheld for taxes on employee equity awards	—	—	(1)	(103)	—	—	—	—	(103)	—
Issuance under the employee stock purchase plan	—	—	—	—	61	—	—	—	61	—
Repurchases of common stock	—	—	(8)	(1,304)	—	—	—	—	(1,304)	—
Contribution from equity partners	—	—	—	—	—	—	—	11	11	—
Distributions of profits	—	—	—	—	—	—	—	(63)	(63)	—
Dividends paid to stockholders	—	—	—	—	—	(1,105)	—	—	(1,105)	—
Net income attributable to non-controlling interests	—	—	—	—	—	(55)	—	55	—	—
Net income	—	—	—	—	—	3,370	—	—	3,370	—
Balance, as of December 31, 2025	653	$7	(86)	$(7,792)	$16,643	$20,281	$(224)	$54	$28,969	$22

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net income	$3,370	$2,802	$2,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,560	1,537	1,215
Stock-based compensation	238	231	257
Deferred taxes	82	(142)	(329)
Fair value loss on Promissory Note	—	—	160
(Gain)/Loss on investments	(55)	1	4
Net (income)/losses from unconsolidated investees	(79)	62	122
Other	50	55	63
Changes in assets and liabilities:
Customer accounts receivable	(62)	(149)	(71)
Other current and non-current assets	46	(106)	(41)
Section 31 fees payable	(316)	237	(144)
Deferred revenue	(44)	27	(16)
Other current and non-current liabilities	(128)	54	(116)
Total adjustments	1,292	1,807	1,104
Net cash provided by operating activities	4,662	4,609	3,542
Investing activities:
Capital expenditures	(373)	(406)	(190)
Capitalized software development costs	(418)	(346)	(299)
Purchases of invested margin deposits	(6,873)	(1,391)	(1,588)
Proceeds from invested margin deposits	4,618	1,097	3,974
Cash paid for acquisitions, net of cash acquired	(19)	(38)	(10,198)
Proceeds from sale of Promissory Note	—	75	—
Purchases of equity and equity method investments	(1,029)	(29)	(8)
Proceeds from the sale of equity investments	—	—	187
Purchases of restricted investments	(1,455)	(752)	(1,316)
Proceeds from restricted investments	1,286	855	641
Other investing activities	14	14	—
Net cash used in investing activities	(4,249)	(921)	(8,797)
Financing activities:
Proceeds from debt issuances	1,234	739	2,400
Repayments of debt	(2,500)	(1,600)	(2,286)
Proceeds from/(redemption of) commercial paper, net	506	(1,424)	1,954
Repurchases of common stock	(1,294)	—	—
Dividends paid to stockholders	(1,105)	(1,039)	(955)
Change in cash and cash equivalent margin deposits and guaranty funds liability	(3,106)	3,463	(65,396)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(103)	(81)	(78)
Other financing activities	34	21	16
Net cash provided by/(used in) financing activities	(6,334)	79	(64,345)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	32	(14)	7
Net increase/(decrease) in cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	(5,889)	3,753	(69,593)
Cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at beginning of period	84,503	80,750	150,343
Cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at end of period	$78,614	$84,503	$80,750

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In millions)

	Year Ended December 31,
	2025	2024	2023
Supplemental cash flow disclosure:
Cash paid for interest	$764	$870	$727
Cash paid for income taxes	$1,068	$957	$909
Leases:
Cash paid for amounts included in the measurement of operating lease liability	$72	$90	$85
Lease liabilities arising from obtaining right-of-use assets	$334	$88	$115

	As of December 31,
Reconciliation of the components of cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds to the consolidated balance sheets:	2025	2024	2023
Cash and cash equivalents	$837	$844	$899
Short-term restricted cash and cash equivalents	748	1,142	531
Long-term restricted cash and cash equivalents	240	368	340
Cash and cash equivalent margin deposits and guaranty funds	76,789	82,149	78,980
Total	$78,614	$84,503	$80,750

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
Short-Term and Long-Term Restricted Cash, Cash Equivalents and Investments
We classify all cash, cash equivalents and investments that are not available for immediate or general business use by us as restricted in the accompanying consolidated balance sheets (see Note 7). This includes amounts set aside due to regulatory requirements, earmarked for specific purposes, or restricted by specific agreements. We evaluate the short-term or long-term classification based on the nature of the restriction.
Clearing Operations
We operate six clearing houses (see Note 14). Of the six clearing houses, five require clearing members to contribute to a guaranty fund which mutualizes the risk of default among all clearing members. ICE NGX operates a non-mutualized, direct clearing operation.

Mutualized Clearing Houses
Each clearing house sets rules on the type of collateral clearing members can deposit to satisfy margin requirements. Clearing member cash deposits are received and secured via holding the cash at central banks, highly-rated financial institutions or at times secured through reverse repurchase agreements or direct investments. Coinciding with our cash and cash equivalent policy described above, cash deposits that qualify as cash and cash equivalents are recorded as current assets in "Cash and cash equivalent margin deposits and guaranty funds" with an equal offset in current liabilities in "Margin deposits and guaranty funds" within our consolidated balance sheets. Clearing member cash deposits which we secure via direct investments that do not qualify as cash equivalents are recorded as current assets in "Invested deposits, delivery contracts receivable and unsettled variation margin" with an equal offset in current liabilities in "Invested deposits, delivery contracts payable and unsettled variation margin" within our consolidated balance sheets.
Clearing member non-cash collateral can be in the form of government obligations or European emission allowance certificates. These non-cash collateral deposits are not reflected in our consolidated balance sheets as the risks and rewards of these assets remain with the clearing members unless the clearing houses have sold or re-pledged the assets or in the event of a clearing member default, where the clearing member is no longer entitled to redeem the assets.
ICE NGX
As a non-mutualized clearing house, ICE NGX is the primary obligor that would bear the ultimate risk of counterparty default. For the majority of the contracts cleared at ICE NGX, variation margin is not settled daily; instead, it is accrued to each contracting party's account. Therefore, the fair value of open contracts, or unsettled variation margin, and the contract value of delivered but unpaid contracts, or delivery contracts receivable, are recorded as current assets in "Invested deposits, delivery contracts receivable and unsettled variation margin" with an equal offset in current liabilities in "Invested deposits, delivery contracts payable and unsettled variation margin" within our consolidated balance sheets.
ICE NGX requires its contracting parties to maintain cash or letters of credit to serve as collateral in the event of default. The cash is maintained in a segregated bank account for the benefit of the contracting party separate from ICE NGX funds. Since ICE NGX can only use the cash or draw from the letters of credit in the event of a default, these balances are not included in our consolidated balance sheets.
Interest on Margin Deposits and Fees Charged for Non-cash Margin
Interest earned on cash deposits is provided back to clearing members net of certain costs and administrative fees charged and retained by ICE. The clearing houses also charge fees for clearing members pledging non-cash margin in lieu of cash margin, and these fees are fully retained by ICE. The safeguarding of clearing member funds is considered a core part of the clearing houses' operations, and therefore, the net interest and fees are included in total revenues within our consolidated statements of income.
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
A reconciliation of the beginning and ending amount of allowance for doubtful accounts is as follows for the years ended December 31, 2025, 2024, and 2023 (in millions):

	Year Ended December 31,
	2025	2024	2023
Beginning balance of allowance for doubtful accounts	$21	$21	$22
Bad debt expense	9	17	17
Charge-offs	(9)	(17)	(18)
Ending balance of allowance for doubtful accounts	$21	$21	$21
Charge-offs in the table above represent the write-off of uncollectible receivables, net of recoveries. These amounts also include the impact of foreign currency translation adjustments.

Investments
We have made various investments in debt securities and equity securities of other companies. We also invest in mutual funds and fixed income securities. Short-term and long-term investments not restricted for regulatory purposes or for our contribution to the guaranty funds of our clearing houses are included in other current and other non-current assets, respectively, in our accompanying consolidated balance sheets.
Investments in Debt Securities
We periodically secure cash set aside to meet regulatory capital requirements, or our clearing houses' contribution to the guaranty fund, by purchasing debt securities, which may include U.S. Treasury securities or other high-quality sovereign debt. Debt securities with maturities of greater than three months at the time of purchase, and which we have the intent and ability to hold to maturity, are classified as held-to-maturity securities recorded at amortized cost with amortization of any premium or discount included in interest income in our consolidated statements of income. As of December 31, 2025, we did not have any held-to-maturity debt securities with maturity dates at the time of purchase that exceeded one year. The carrying value of our held‑to‑maturity debt securities approximates fair value due to the short-term period remaining until their maturities.
Investments in Equity Securities
Upon initial investment in an equity security in which we do not have a controlling financial interest, we determine if we have the ability to exercise significant influence over the entity. If we have the ability to exercise significant influence, we account for the investment using the equity method of accounting. At the end of each reporting period, we record our share of net income or loss of our equity method investments as equity earnings included in other income. We also record our share of the investee's other comprehensive income or loss as increases or decreases to the carrying value of the investment with a corresponding adjustment in other comprehensive income or loss. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that a decline in value has occurred that is other than temporary. If the investment is determined to have a decline in value deemed to be other than temporary it is written down to estimated fair value.
Equity investments not accounted for using the equity method of accounting that have readily determinable fair values are carried at fair value with changes in fair value, whether realized or unrealized, recognized in net income.
For equity investments without readily determinable fair values, we apply the measurement alternative in Accounting Standards Codification, or ASC, 321, Investments - Equity Securities, or ASC 321. Under the measurement alternative, these investments are recorded at cost minus any impairment and adjusted to fair value if and when there is an observable price change in an orderly transaction for the identical or a similar investment of the same issuer, with any change in fair value recognized in net income.
We estimate the fair value of certain of our equity investments without readily determinable fair values using the net asset value per share, or NAV, practical expedient and record any changes in NAV in net income.
Our equity investments are included in other non-current assets in the accompanying consolidated balance sheets.
Property and Equipment, Net
Computer and Network Equipment, Land, Buildings and Building Improvements, Leasehold Improvements, Equipment, Aircraft and Office Furniture
These assets are recorded at cost, reduced by accumulated depreciation (see Note 8). Depreciation is computed using the straight-line method based on estimated useful lives of the assets, or in the case of leasehold improvements, the shorter of the remaining lease term or the estimated useful life of the improvement. We review the remaining estimated useful lives at each balance sheet date and make adjustments whenever events or changes in circumstances indicate that the remaining useful lives have changed. Gains on disposals are included in other income and losses on disposals are included in depreciation expense. Maintenance and repair costs are expensed as incurred.
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

Right-of-use Lease Assets
The right-of-use lease assets are recorded within "Property and equipment, net" within our consolidated balance sheets. Refer to the "Leases" section below for our lease accounting policy.
Impairment Assessment
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. When these indicators exist, we project undiscounted net future cash flows over the remaining life of such assets. If the sum of the projected cash flows is less than the carrying amount, an impairment would exist, measured based upon the difference between the carrying amount and the fair value of the assets.
Business Combinations
Business combinations are accounted for using the acquisition method, where the purchase price is allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. We recognize specifically-identifiable intangible assets if the intangible is either contractual or separable. These values are determined with the assistance of third-party valuation specialists. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of identifiable net assets acquired, including other identified intangible assets.
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
Goodwill and Indefinite-Lived Intangible Assets Impairment Assessment
Goodwill has been assigned to our reporting units for purposes of impairment testing based on the portion of synergy, cost savings and other expected future cash flows expected to benefit the reporting units at the time of the acquisition. The reporting units identified for our goodwill testing are: the New York Stock Exchange, or NYSE, Other Exchanges, Fixed Income and Data Services, and Mortgage Technology. Goodwill impairment testing is performed annually at the reporting unit level in the fiscal fourth quarter, or more frequently if conditions exist that indicate that it may be impaired, or if changes are made to the reporting units.
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
Finite-Lived Intangible Assets Subsequent Accounting
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
Treasury Stock
We record treasury stock activities under the cost method whereby the cost of the acquired stock is recorded as treasury stock (see Note 12) on a settlement date basis. In the event it occurs in the future, our accounting policy upon the formal retirement of treasury stock is to deduct the par value from common stock and to reflect any excess of cost over par value as a deduction from additional paid-in capital (to the extent created by previous issuances of the shares) and retained earnings.
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
We capitalize incremental contract acquisition costs that relate directly to an existing contract or a specific anticipated contract and are expected to be recovered. Costs that would have been incurred regardless of whether the contract was obtained are expensed as incurred. As a practical expedient, we expense incremental costs of obtaining a contract if the amortization period of the asset would be one year or less. We also consider whether to capitalize costs to fulfill a contract that may be incurred before we commence performance on an obligation. These costs represent incremental, recoverable external costs and certain internal costs that are directly related to the contract and are primarily associated with costs of resources involved in installation of systems, processes and data conversion. These capitalized costs are amortized on a systematic basis consistent with the transfer to the customer of the solutions or services to which the asset relates. We consider the explicit term of the contract with the customer, expected renewals and the rate of change related to our solutions in determining the amortization period. The balance of our deferred contract costs as of December 31, 2025 and 2024 was $60 million and $45 million, respectively.
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
Stock-Based Compensation
We currently have employee and non-employee director incentive plans under which we have the ability to grant restricted stock units, or RSUs, and stock options, among other types of awards. These awards have various service, performance, and/or market conditions. We also have an Employee Stock Purchase Plan, or ESPP, to provide additional and incentive-based compensation to our employees and directors (see Note 11). Stock options and restricted stock are granted at the discretion of the Compensation Committee of the Board of Directors. We measure and recognize compensation expense for share-based payment awards, including employee stock options, restricted stock and shares purchased under the ESPP based on estimated fair values on the date of grant, while factoring in an estimated forfeiture rate. The value of the portion of the award that is ultimately expected to vest is recognized as stock-based compensation expense over the requisite service period.
We use the Black-Scholes pricing model to value stock option awards, if and when we grant them, as well as shares purchased as part of our ESPP. The values estimated by the model are affected by the price of our stock as well as subjective variables that include assumed interest rates, our expected dividend yield, our expected share price volatility over the term of the awards and actual and projected employee stock option exercise behavior. Under our ESPP, employees may purchase shares of our common stock at a price equal to 85% of the lesser of the fair market value of the stock on the first or the last trading day of each offering period. We record compensation expenses related to the discount given to our participating employees.
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
Foreign Currency Translation Adjustments and Foreign Currency Transaction Gains and Losses
Our functional and reporting currency is the U.S. dollar. We have exposure to foreign currency translation gains and losses arising from our net investment in certain U.K., continental European, Asian and Canadian subsidiaries. The revenues, expenses and financial results of certain subsidiaries are recorded in the functional currency of the countries that these subsidiaries are located in, which are primarily pounds sterling and euros. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses, net of tax as applicable, included in the cumulative translation adjustment account, a component of equity. As of December 31, 2025 and 2024, the portion of our equity attributable to accumulated other comprehensive loss from foreign currency translation adjustments was $186 million and $285 million, respectively.
We have foreign currency transaction gains and losses related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations. These transaction gains and losses are due to the increase or decrease in the foreign currency exchange rates between periods. Gains and losses from foreign currency transactions are included in other income/(expense) in the accompanying consolidated statements of income and resulted in net losses of $18 million, $15 million and $12 million in 2025, 2024 and 2023, respectively.
Periodically, we may use derivative financial instruments to manage exposure to changes in currency exchange rates. All derivatives are recorded at fair value. We generally do not designate these derivatives as hedges for accounting purposes. Accordingly, changes in fair value are recognized in income. The gains and losses on these transactions were not material.
Earnings Per Common Share
Basic earnings per common share is calculated using the weighted average common shares outstanding during the year. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are included in the diluted per share calculations unless the effect of inclusion would be antidilutive (see Note 20).
Concentrations
Our clearing houses are exposed to concentrations of credit risk as a result of maintaining clearing member cash deposits at various financial institutions (see Note 14). Cash deposit accounts are established at large, highly-rated financial institutions and entered into so that they restrict the rights of offset or imposition of liens by the banks. We also limit our risk of loss by holding the majority of the cash deposits in cash accounts at certain central banks, short-term reverse repurchase agreements with various counterparties securitized by highly-rated sovereign debt or direct investments in short-term high-quality sovereign and supranational debt issues. When engaging in reverse repurchase agreements, our clearing houses take delivery of the underlying securities in custody accounts under clearing house control. The underlying securities are valued daily and are subject to collateral maintenance provisions pursuant to which the counterparty must provide additional collateral, if needed, to maintain sufficient collateralization. Thus, in the event that a reverse repurchase counterparty defaults on its obligation to repurchase the underlying reverse repurchase securities, our clearing house will have possession of securities with a value potentially greater than the reverse repurchase counterparty’s obligation to the clearing house.
As disclosed in Note 19, no customer accounted for more than 10% of our consolidated revenues, less transaction-based expenses in any year presented. Additionally, there were no individual accounts receivable balances greater than 10% of total consolidated accounts receivable as of December 31, 2025 or December 31, 2024. Within the futures and options portion of our Exchanges segment and the CDS clearing portion of our Fixed Income and Data Services segment, the majority of the revenues are currently cleared through our clearing houses. The clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, we believe that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm.
Reclassification
For comparability, certain prior period amounts presented within our consolidated balance sheet have been reclassified to conform to the current period presentation. The reclassification had no impact on total assets, liabilities, equity, or net income for any period presented.
Recently Adopted Accounting Pronouncements

Standard/Description	Adoption Considerations	Effect on Financial Statements
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requires enhanced disclosures primarily regarding significant segment expenses that are regularly provided to the chief operating decision maker and a description of other segment expense details. This ASU also requires all annual disclosures required by Topic 280 to be included in interim periods.

This standard was effective for our 2024 fiscal year and interim periods beginning in the first quarter of 2025 and was applied retrospectively when adopted.
We adopted this ASU as of December 31, 2024 in our annual financial statements.
We applied the recently adopted pronouncement and expanded our segment disclosures by disclosing the title and position of our chief operating decision maker and adding additional segment expense details to align with how our chief operating decision maker reviews expenses. Refer to Note 19 for more information.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid. This ASU also requires disclosure of income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and disclosure of income tax expense (or benefit) from continuing operations broken out between federal, state/local and foreign.

This standard was effective for our 2025 fiscal year. Either prospective or retrospective adoption of the standard is permitted.
We adopted this ASU as of December 31, 2025 in our annual financial statements. We applied the prospective method.
We applied the recently adopted pronouncement and expanded our income tax disclosures by including both percentages and amounts in the rate reconciliation for the year ended December 31, 2025 with additional disaggregated categories. We also expanded our 2025 income taxes paid disclosure to include income taxes paid by jurisdiction that meet certain quantitative thresholds. Refer to Note 13 for more information.

Accounting Pronouncements Not Yet Adopted in These Financial Statements

Standard/Description	Adoption Considerations	Effect on Financial Statements
ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets simplifies the estimation of credit losses for accounts receivable and contract assets by providing an option to assume that conditions as of the balance sheet date will remain unchanged over the life of these assets.

This standard is effective for our annual and interim periods beginning after December 15, 2025, with early adoption permitted. Prospective application is required.
	We plan to adopt this ASU for our 2026 interim and annual financial statements.	We do not expect adoption of this ASU to have a material impact on our financial statements.
ASU 2024-03, Income Statement- Reporting Comprehensive Income- Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement, as well as disclosures about selling expenses.

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
ASU 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, amends the accounting for software costs by removing references to project stages and provides an updated framework for capitalizing internal-use software costs.

This standard is effective for our annual and interim periods beginning after December 15, 2027. Early adoption is permitted. ASU 2025-06 allows for a prospective, retrospective, or modified transition approach to adoption.
	We are in the process of assessing the period in which we will adopt this ASU and the transition method.	We do not expect adoption of this ASU to have a material impact on our financial statements.
3.    Acquisitions and Divestitures
Black Knight, Inc. Acquisition
On September 5, 2023, we acquired 100% of the equity interests in Black Knight, Inc., or Black Knight, for aggregate transaction consideration of approximately $11.8 billion. This transaction has built on our position as a provider of end-to-end electronic workflow solutions for the rapidly evolving U.S. residential mortgage industry. We believe the Black Knight ecosystem adds value for clients of all sizes across the mortgage and real estate lifecycles by helping organizations lower costs, increase efficiencies, grow their businesses, and reduce risk.
On September 14, 2023, or the Divestiture Date, in connection with the merger agreement, we sold Black Knight's Optimal Blue and Empower loan origination system, or LOS, businesses, or the Divestitures, to subsidiaries of Constellation Software, Inc. The cash proceeds from the Divestitures were $241 million. The structure of the Optimal Blue transaction also included a promissory note with a face value of $500 million, or the Promissory Note, issued by the purchaser to Black Knight, as a subsidiary of ICE, at the closing of the transaction. The Promissory Note had a 40-year term with a maturity date of September 5, 2063, and a coupon interest rate of 7.0% per year. The Promissory Note was valued at $235 million on the Divestiture Date. We classified the Divestitures as held for sale at the acquisition date and therefore measured the disposal group at fair value less cost to sell. Accordingly, there was no gain or loss recognized on the Divestitures.
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

* Fair value of the ICE common stock was based on the ICE closing stock price on September 1, 2023, the last business day prior to the closing of the Black Knight acquisition, multiplied by the 10.9 million shares of ICE common stock issued to Black Knight stockholders.
The purchase price has been allocated to the net tangible and identifiable intangible assets and liabilities based on the respective estimated fair values on the date of acquisition. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill, of which $186 million is expected to be deductible for tax purposes. Goodwill represents potential revenue synergies related to new product development, various expense synergies and opportunities to enter new markets, and is assigned to our Mortgage Technology business segment. The net purchase price allocation is as follows (in millions):

Net Purchase Price Allocation
Cash and cash equivalents	$108
Property and equipment	120
Goodwill	9,441
Identifiable intangibles	4,948
Debt acquired	(2,397)
Other assets and liabilities, net	25
Deferred tax liabilities on identifiable intangibles	(1,270)
Other deferred tax assets	387
Net purchase price	$11,362
In performing the net purchase price allocation, we considered, among other factors, the intended future use of acquired assets, analysis of historical financial performance and estimates of future performance of the Black Knight business. For the identified intangible assets, the fair values have been determined using the income and cost approaches and are partially based on inputs that are unobservable including forecasted future cash flows, revenue and margin growth rates, customer attrition rates and discount rates that require judgment.

The following table sets forth the components of the intangible assets associated with the acquisition (in millions, except years):

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
The financial information in the table below combines the historical results for us and Black Knight for 2023 on a pro forma basis, as though the companies had been combined as of the beginning of the period presented (in millions). The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented. This unaudited pro forma financial information is based on estimates and assumptions that were made solely for purposes of developing such unaudited pro forma information, including, without limitation, purchase accounting adjustments, interest expense on debt incurred to finance the purchase price, acquisition-related transaction costs, the removal of historical Black Knight intangible asset amortization and the addition of intangible asset amortization related to this acquisition. The unaudited pro forma financial information does not reflect any synergies or operating cost reductions that have been and may be achieved from the combined operations (in millions).

Year Ended December 31, 2023
Total revenues, less transaction-based expenses	$8,735
Net income attributable to ICE	$2,128
Transaction-based expenses included within total revenues, less transaction-based expenses in the table above, were not impacted by pro forma adjustments and agree to the amounts presented historically in our consolidated statements of income as they relate solely to ICE and not to Black Knight.
Other Acquisitions
During 2025, 2024 and 2023, we acquired multiple companies which were not material to our operations.
4.    Investments
The carrying value of our investments consisted of the following (in millions):

	As of December 31,
Equity securities:	2025	2024
Equity investments without readily determinable fair values	$1,194	$104
Equity method investments	414	347
Equity investments measured using NAV practical expedient	6	—
Total carrying value of our equity and equity method investments	$1,614	$451
Equity Investments Without Readily Determinable Fair Values
In 2025 and 2024, we had a net gain of $34 million and a net loss of $1 million, respectively, related to the identification of observable price changes for similar investments of our investees and impairments.
Polymarket
On October 7, 2025, we entered into an agreement to purchase 9.6 million shares of Series D Preferred Stock of Blockratize, Inc., doing business as Polymarket, a prediction market and information platform tracking event probabilities across markets, politics, sport and culture, for $1.0 billion. We also have the potential to purchase up to an additional $1.0 billion of shares from Polymarket employees and investors, subject to certain conditions.
Our investment represents approximately 17% and 11% ownership of the outstanding and fully diluted shares of Polymarket, respectively. Each Series D Preferred share can be converted into common stock at our option or will be mandatorily converted upon a qualified initial public offering or direct listing. We are entitled to a 6% non-cumulative dividend payable only if declared. With respect to liquidation, dissolution and winding up of Polymarket, the Series D Preferred Stock ranks pari passu with certain of the other classes of preferred stock and is senior to the remaining shares of capital stock, including common stock. As the holder of Series D Preferred Stock, we have the right to cast the number of votes equal to the number of whole shares of common stock into which our preferred shares are convertible. Our ownership gives us the right to nominate and vote exclusively to elect one member of the board.
Equity Method Investments
Our equity method investments include OCC and Bakkt Holdings, Inc., or Bakkt, among others. We recognized income of $79 million and losses of $62 million and $122 million as our share of estimated income/losses, net, from our equity method investments included in other income/(expense), net in our consolidated statements of income during 2025, 2024 and 2023, respectively. The estimated income during 2025 is primarily related to our share of net income of OCC. The estimated losses in 2024 and 2023 are primarily related to our investment in Bakkt, partially offset by our share of net income of OCC. Each period includes adjustments to reflect the difference between reported prior period actual results from our original estimates.
There were no other-than-temporary impairments of our equity method investments identified in any of the years presented.
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
Bakkt
As of December 31, 2025, and December 31, 2024, we held an approximate 31% and 54% economic interest in Bakkt, respectively. The decrease in ownership in 2025 is primarily related to Bakkt's offering of shares of its Class A common stock and pre-funded warrants to purchase shares of its Class A Common stock. The offering closed on July 30, 2025 and resulted in the dilution of our ownership. Prior to the offering, as a result of limitations on ICE from the Bakkt voting agreement entered into in connection with Bakkt's merger with Victory Park Capital Impact Acquisition Holdings, we held a minority voting interest in Bakkt and accounted for it as an equity method investment. As a result of the offering and the dilution of our ownership, the voting agreement was terminated. Since we still have the ability to exercise significant influence over Bakkt, we will continue to account for the investment as an equity method investment.
On August 12, 2024, we entered into a revolving credit agreement with Bakkt under which we had agreed to provide Bakkt with a $40 million secured revolving line of credit that was set to mature on December 31, 2026. In conjunction with Bakkt's offering of shares of its Class A common stock, on July 30, 2025, Bakkt terminated this revolving credit agreement. The interest earned on the previously funded amount combined with the commitment fees charged to Bakkt prior to the termination of the revolving credit agreement were immaterial for 2025 and 2024.
On November 3, 2025 Bakkt completed an internal reorganization to streamline its corporate structure by eliminating its umbrella partnership-C-corporation structure. We received an equivalent number of shares of the new Bakkt listed parent company. As part of the reorganization, we also received additional shares of Bakkt to settle the outstanding tax receivable agreement from the initial merger with Victory Park Capital Impact Acquisition Holdings. As a result of the reorganization and other share activity, we recorded a total gain of $19 million in 2025. We also recorded a $10 million loss related to our share of Bakkt's estimated net loss in 2025.
As of December 31, 2025, the carrying value our investment in Bakkt was determined to be $9 million. As Bakkt is a public company with a readily available market price, the fair value of our investment was $80 million as of December 31, 2025, which was based on the quoted market price of Bakkt Class A common stock as of December 31, 2025.

Equity Investments Measured Using NAV
In 2025, we recorded a total gain of $2 million related to fair value adjustments estimated using the NAV of our ownership interests.
Equity Investments With Readily Determinable Fair Values
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
Our transaction and clearing revenues are primarily included in our Exchanges segment with the exception of our CDS and fixed income transaction and clearing revenues which are discussed below and are included in our Fixed Income and Data Services segment. Derivatives trading and clearing fees contain two performance obligations: (1) trade execution/clearing novation and (2) risk management of open interest. While we allocate the transaction price between these two performance obligations, since they generally are satisfied almost simultaneously, there is no significant deferral of revenue. Our Exchanges segment futures and options transaction and clearing revenues are reported net of rebates. Rebates were $1.6 billion, $1.3 billion and $928 million in 2025, 2024 and 2023, respectively. Transaction and clearing fees can be variable based on trade volume discounts used in the determination of rebates, however virtually all volume discounts are calculated and recorded on a monthly basis. Transaction and clearing fees, as well as any volume discounts rebated to our customers, are calculated and billed monthly in accordance with our published fee schedules.
•Cash Equities and Equity Options: Revenues in our cash equity and equity options markets represent trade execution fees. Cash trading and equity options contain one performance obligation related to each transaction which occurs instantaneously, and the revenue is recorded at the point in time of the transaction. We make liquidity payments to certain customers, as well as charge routing fees related to orders in our markets which are routed to other markets for execution and recognize those payments as a cost of revenue. In addition, we pay NYSE regulatory oversight fees to the SEC and collect equal amounts from our customers. These are also considered a cost of revenue, and both of these NYSE-related fees are included in transaction-based expenses. For one of our equity option exchanges, revenues are reported net of rebates. Rebates for that exchange were $61 million, $40 million and $61 million in 2025, 2024 and 2023, respectively.
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
•Data and Connectivity Services: Our data and connectivity services revenues are related to the services that we provide which are directly attributable to our exchange venues. Exchange data services include, among other offerings, proprietary real-time and historical pricing data, as well as order book and transaction information related to our global futures markets and the NYSE exchanges. In addition, we receive a share of revenue from the National Market System, or NMS, Plan. Separately, we also provide connectivity services directly related to our futures, cash equity and options exchanges and clearing houses. Data and connectivity services revenues are primarily subscription-based, billed monthly, quarterly or annually in advance and recognized ratably over time as our performance obligations of data delivery are met consistently throughout the period. Considering that these contracts primarily consist of single performance obligations with fixed prices, there is no variable consideration and no need to allocate the transaction price.
•OTC and Other: Our OTC revenues are generated in our bilateral energy markets where we offer electronic trading on contracts based on physically settled natural gas, power and refined oil contracts. Other revenues primarily include net interest income on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, exchange membership fees and agricultural grading and certification fees. Generally, fees for OTC and other revenues contain one performance obligation. Because these contracts primarily consist of single performance obligations with fixed prices, there is no variable consideration and no need to allocate the transaction price. Services for OTC and other revenues are primarily satisfied at a point in time. Therefore, there is no need to allocate the fee and no deferral results since we have no further obligation to the customer at that time.
In certain of our revenue share arrangements with third parties we control the delivered contract; in these arrangements we are acting as a principal and the revenue is recorded gross.
Fixed Income and Data Services Revenues
•Fixed Income Execution: Execution fees, which include revenues from ICE Bonds, are reported net of rebates, and can be variable based on trade volume discounts used in the determination of rebates, however virtually all volume discounts are calculated and recorded on a monthly basis. Execution fees and rebates are calculated and billed monthly in accordance with our published fee schedules. Fixed income execution rebates were $8 million, $7 million and $5 million in 2025, 2024 and 2023, respectively. In addition, we earn fixed income transaction fees on the trade execution of agency trades, commissions and net markups and markdowns on riskless principal trades. Fixed income execution fees contain one performance obligation related to each transaction which occurs instantaneously, and the revenue is recorded at a point in time.
•CDS Clearing: CDS clearing revenues are reported net of rebates. We recorded $10 million of rebates in 2025, none in 2024, and rebates were nominal in 2023. We provide clearing services to the global CDS market and the timing and nature of our CDS transaction and clearing revenue is similar in nature to the Exchanges Segment transaction and clearing revenues discussed above. The CDS clearing fees contain two performance obligations: (1) clearing novation and (2) risk management of open interest. While we allocate the transaction price between these two performance obligations, since they generally are satisfied almost simultaneously, there is no significant deferral of revenue. CDS clearing revenues also include net interest income on certain clearing margin deposits related to our CDS clearing business which are satisfied at a point in time and consist of a single performance obligation.
•Fixed Income Data and Analytics and Data and Network Technology: Fixed income data and analytics services revenues are recurring in nature and include evaluated pricing and reference data and analytics including sovereign, corporate and municipal bonds, mortgage and asset-backed securities, as well as leveraged loans. Data and network technology include those related to the ICE Global Network and our consolidated feeds business, as well as desktops and other multi-asset class analytics.
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
•Data and Analytics: Revenues include those related to ICE Mortgage Technology’s Analyzer and Black Knight's suite of data and analytics products and services. ICE Mortgage Technology's Analyzer streamlines data collection and validation through our automated document recognition and data extraction capabilities. Analyzer revenues can be both recurring and transaction-based in nature. In addition, our data offerings include near real-time industry and peer benchmarking tools and de-identified mortgage origination data for lenders to access industry data and origination information. Revenues related to our data products are largely subscription-based and recurring in nature and recognized ratably over time as our performance obligations are met consistently throughout the period.
Black Knight's data and analytics revenue primarily comes from providing access to new and historical property ownership data and valuation-related analytical services. Revenue is recognized over-time as access and updates are provided.

The following table depicts the disaggregation of our revenue according to business line and segment (in millions). Amounts here have been aggregated as they follow consistent revenue recognition patterns, and are consistent with the segment information in Note 19:

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Year ended December 31, 2025
Total revenues(1)	$8,120	$2,419	$2,101	$12,640
Transaction-based expenses	2,709	—	—	2,709
Total revenues, less transaction-based expenses	$5,411	$2,419	$2,101	$9,931

Timing of Revenue Recognition
Services transferred at a point in time	$3,327	$427	$514	$4,268
Services transferred over time	2,084	1,992	1,587	5,663
Total revenues, less transaction-based expenses	$5,411	$2,419	$2,101	$9,931

(1)    Included in total revenues is revenue related to net interest income earned on cash margin received from clearing members at certain ICE clearing houses. These amounts were $102 million and $107 million recorded in Exchanges and Fixed Income and Data Services segments, respectively.

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
The components of services transferred over time for each of our segments are as follows:

	Year ended December 31,
	2025	2024	2023
Exchanges Segment:
Data services revenues	$1,031	$947	$933
Services transferred over time related to risk management of open interest performance obligations	423	376	312
Services transferred over time related to listings	495	489	497
Services transferred over time related to regulatory fees, trading permits, and software licenses	135	117	122
Total	$2,084	$1,929	$1,864

Fixed Income Data Services Segment:
Data services revenues	$1,956	$1,838	$1,747
Services transferred over time related to risk management of open interest performance obligations in our CDS business	36	33	31
Total	$1,992	$1,871	$1,778

Mortgage Technology Segment:
Recurring revenues	$1,574	$1,555	$961
Other	13	16	15
Total	$1,587	$1,571	$976

Total consolidated revenues transferred over time	$5,663	$5,371	$4,618
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
As of December 31, 2025, the aggregate amount of the transaction price that is allocated to our future performance obligations was approximately $3.4 billion and was primarily related to contracts with customers in the Mortgage Technology segment. We expect this amount to be recognized as revenue as follows: 37% by December 31, 2026, 81% by December 31, 2028, 96% by December 31, 2030 and the rest thereafter.
Contract Assets
Substantially all of our contract assets are related to contracts with customers in our Mortgage Technology segment. As of December 31, 2025 and December 31, 2024, the balance of our contract assets was $89 million and $87 million, respectively.

6.    Deferred Revenue
Our contract liabilities, or deferred revenue, represent consideration received that is yet to be recognized as revenue. Total deferred revenue was $292 million as of December 31, 2025, including $204 million in current deferred revenue and $88 million in other non-current liabilities in our consolidated balance sheets. Total deferred revenue was $333 million as of December 31, 2024, including $236 million in current deferred revenue and $97 million in other non-current liabilities in our consolidated balance sheets. See Note 5 for a description of our listings, data services and mortgage technology services revenues and the revenue recognition policy for each of these revenue streams. The changes in our deferred revenue during 2025 and 2024 are as follows (in millions):

	Listing Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at January 1, 2024	$108	$93	$106	$307
Additions	500	400	147	1,047
Amortization	(489)	(363)	(169)	(1,021)
Deferred revenue balance at December 31, 2024	$119	$130	$84	$333
Additions	495	339	138	972
Amortization	(495)	(368)	(150)	(1,013)
Deferred revenue balance at December 31, 2025	$119	$101	$72	$292
Included in the amortization recognized in 2025 is $225 million related to the deferred revenue balance as of January 1, 2025. Included in the amortization recognized in 2024 is $196 million related to the deferred revenue balance as of January 1, 2024. As of December 31, 2025, the remaining deferred revenue balance will be recognized over the period of time we satisfy our performance obligations. As of December 31, 2025, we estimate that our deferred revenue will be recognized in the following years (in millions):

	Listing Revenues	Data Services and Other Revenues	Mortgage Technology	Total
2026	$47	$97	$60	$204
2027	35	3	5	43
2028	21	1	3	25
2029	11	—	1	12
2030	5	—	1	6
Thereafter	—	—	2	2
Total	$119	$101	$72	$292

7.    Short-Term and Long-Term Restricted Cash, Cash Equivalents and Investments
Our total restricted cash, cash equivalents and investments including short-term and long-term portions, consisted of the following (in millions):

	As of December 31,
	2025	2024
Short-term restricted cash, cash equivalents and investments:
ICE Futures Europe	$130	$125
ICE Clear Europe	870	755
CFTC Regulated Entities	289	290
Other Regulated Entities	77	56
Other	11	510
Total short-term restricted cash, cash equivalents and investments(1)	1,377	1,736
Long-term restricted cash, cash equivalents and investments:
ICE Clearing House Portion of the Guaranty Fund Contribution	381	370
Total long-term restricted cash, cash equivalents and investments(2)	381	370
Total restricted cash, cash equivalents and investments	$1,758	$2,106

(1)    Included in the total short-term restricted cash, cash equivalents, and investments are certain debt security investments that have maturities of greater than three months at the time of purchase and are included in short-term restricted investments in our consolidated balance sheet. Our total short-term restricted investments as of December 31, 2025 and 2024 were $629 million and $594 million, respectively.
(2)    Included in the total long-term restricted cash, cash equivalents, and investments are certain debt security investments that have maturities greater than three months at the time of purchase and are included in long-term restricted investments in our consolidated balance sheet. Our total long-term restricted investments as of December 31, 2025 and 2024 were $141 million and $2 million, respectively.
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
•CFTC Regulated Entities: Our CFTC regulated U.S. Designated Contract Market, or DCM, ICE Futures U.S., our CFTC regulated U.S. DCOs, ICE Clear U.S. and ICE Clear Credit, our CFTC regulated U.S. Swap Data Repository, or SDR, ICE Trade Vault, LLC, and our U.S. Swap Execution Facility, or SEF, ICE Swap Trade, are required to maintain liquid financial resources including cash and cash equivalents, in an amount that would cover certain operating costs, subject to certain deductions, for at least six months at all times. For our U.S. DCOs, ICE Clear U.S. and ICE Clear Credit, these amounts include voluntarily-held additional reserves consistent with the EMIR requirements to cover operational, legal and business risks and to reserve capital to meet credit, counterparty and market risks not covered by the member margin and guaranty funds. ICE Clear Credit is also regulated by the SEC as a clearing agency because it clears security-based swaps. In addition, ICE NGX is registered by the CFTC as a Foreign Board of Trade and a DCO and the CFTC requires ICE NGX to maintain financial resources including cash, in an amount that would cover certain operating costs for a one-year period. ICE NGX is regulated by both the CFTC and the Alberta Securities Commission.
•Other Regulated Entities: Restricted cash on our various regulated entities and exchanges includes ICE Endex, ICE Benchmark Administration, ICE Digital Trust, ICE Clear Netherlands, ICE Futures Abu Dhabi, ICE Trade Vault Europe Limited, ICE Securities Execution Clearing and ICE Bonds Securities Corporation, among others.
•Other: Other restricted cash, cash equivalents and investments as of December 31, 2024 were primarily related to the senior notes issued in May 2024 of which $500 million of the net proceeds was invested, then used to repay a portion of the aggregate principal amount of the senior notes which matured in May 2025.
Long-Term Restricted Cash, Cash Equivalents and Investments
Our long-term restricted cash, cash equivalents and investments in the table above consist of the following:
•ICE Clearing House Portion of the Guaranty Fund Contribution: See Note 14 for additional information on the guaranty funds and our contributions to each of our clearing houses' guaranty funds.
8.    Property and Equipment
Property and equipment consisted of the following (in millions):

	As of December 31,		Depreciation Period (Years)
	2025	2024
Software and internally developed software	$2,381	$2,061	3 to 7
Computer and network equipment	1,167	1,073	3 to 5
Land	196	180	N/A
Buildings and building improvements	519	436	15 to 30
Right-of-use lease assets	578	295	1 to 30
Leasehold improvements	486	455	4 to 15
Equipment, aircraft and office furniture	212	192	4 to 12
Total property and equipment	5,539	4,692
Less accumulated depreciation and amortization	(2,848)	(2,539)
Property and equipment, net	$2,691	$2,153
In 2025, 2024 and 2023, amortization of software and internally developed software was $368 million, $324 million and $284 million, respectively, and depreciation of all other property and equipment was $198 million, $201 million and $182 million, respectively. As of December 31, 2025 and 2024, unamortized software and internally developed software was $702 million and $598 million, respectively.

9.    Goodwill and Other Intangible Assets
The following is a summary of the activity in our goodwill balance by segment (in millions):

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Goodwill balance at January 1, 2024	$8,155	$4,854	$17,544	$30,553
Acquisitions	—	—	39	39
Foreign currency translation	(19)	(1)	(1)	(21)
Other activity, net	—	—	24	24
Goodwill balance at December 31, 2024	$8,136	$4,853	$17,606	$30,595
Acquisitions	1	7	4	12
Foreign currency translation	38	3	(2)	39
Other activity, net	—	1	(1)	—
Goodwill balance at December 31, 2025	$8,175	$4,864	$17,607	$30,646
The following is a summary of the activity in our other intangible assets balance (in millions):

Other intangible assets balance at January 1, 2024	$17,317
Acquisitions	21
Foreign currency translation	(20)
Amortization of other intangible assets	(1,012)
Other intangible assets balance at December 31, 2024	$16,306
Acquisitions	8
Foreign currency translation	33
Amortization of other intangible assets	(994)
Other intangible assets balance at December 31, 2025	$15,353
Foreign currency translation adjustments result from a portion of our goodwill and other intangible assets primarily being held at our U.K., EU and Canadian subsidiaries, whose functional currencies are not the U.S. dollar. The changes in other activity, net, in the goodwill table above primarily relate to adjustments to the fair value of the net tangible assets made within one year of acquisitions, with a corresponding adjustment to goodwill.

Other intangible assets and the related accumulated amortization consisted of the following (in millions):

	As of December 31, 2025			As of December 31, 2024
	Gross(1)	Accumulated Amortization(1)	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Finite-lived intangible assets:
Customer relationships	$10,692	$(3,743)	$6,949	$10,874	$(3,299)	$7,575
Technology	2,102	(997)	1,105	2,549	(1,191)	1,358
Trading products with finite lives	216	(170)	46	202	(149)	53
Data and databases	609	(153)	456	746	(230)	516
Trademarks and trade names	359	(79)	280	386	(87)	299
Other	13	(6)	7	51	(43)	8
Total finite-lived intangible assets	$13,991	$(5,148)	$8,843	$14,808	$(4,999)	$9,809
Indefinite-lived intangible assets:
Exchange registrations, licenses and contracts with indefinite lives	$6,222	$—	$6,222	$6,209	$—	$6,209
Trademarks and trade names with indefinite lives	280	—	280	280	—	280
Other	8	—	8	8	—	8
Total indefinite-lived intangible assets	$6,510	$—	$6,510	$6,497	$—	$6,497
Total other intangible assets	$20,501	$(5,148)	$15,353	$21,305	$(4,999)	$16,306

(1) In 2025, we removed $868 million of fully amortized intangible assets.
In 2025, 2024 and 2023, amortization expense of other intangible assets was $994 million, $1.0 billion and $749 million, respectively, and is recorded in depreciation and amortization expense in our consolidated statements of income. Collectively, the remaining weighted average useful lives of the finite-lived intangible assets is 12.8 years as of December 31, 2025. We expect future amortization expense from the finite-lived intangible assets as of December 31, 2025 to be as follows (in millions):

2026	$946
2027	901
2028	803
2029	769
2030	744
Thereafter	4,680
Total	$8,843
Goodwill and indefinite-lived intangible assets are tested for impairment annually in the fourth quarter or in interim periods if events occur or circumstances change that would indicate that the carrying amount may be impaired. We did not recognize any impairment losses on goodwill or indefinite-lived intangible assets in 2025, 2024 or 2023.
Our finite-lived intangible assets are tested for impairment when indicators of impairment are present. Other than a $7 million impairment on certain trademark intangible assets within our Mortgage Technology Segment in 2023 and a $3 million impairment of developed technology within our Exchanges Segment in 2024 for assets no longer in use, we did not recognize any impairment losses on finite-lived intangible assets in 2025, 2024 or 2023. The impairment charges described above are included in depreciation and amortization expense within the consolidated statements of income.

10.    Debt
The carrying value of our total debt, including short-term and long-term debt, consisted of the following (in millions):

	As of December 31,
	2025	2024
Short-term debt:
Commercial Paper	$1,035	$529
2025 Senior Notes (3.65% unsecured due May 23, 2025)	—	1,249
2025 Senior Notes (3.75% senior notes due December 1, 2025)	—	1,249
Total short-term debt	1,035	3,027
Long-term debt:
2027 Senior Notes (4.00% senior notes due September 15, 2027)	1,495	1,492
2027 Senior Notes (3.10% senior notes due September 15, 2027)	499	498
2028 Senior Notes (3.625% senior notes due September 1, 2028)	954	937
2028 Senior Notes (3.75% senior notes due September 21, 2028)	597	596
2028 Senior Notes (3.95% unsecured due December 1, 2028)	594	—
2029 Senior Notes (4.35% senior notes due June 15, 2029)	1,245	1,243
2030 Senior Notes (2.10% senior notes due June 15, 2030)	1,242	1,240
2031 Senior Notes (4.20% unsecured due March 15, 2031)	640	—
2031 Senior Notes (5.25% senior notes due June 15, 2031)	745	743
2032 Senior Notes (1.85% senior notes due September 15, 2032)	1,489	1,488
2033 Senior Notes (4.60% senior notes due March 15, 2033)	1,491	1,490
2040 Senior Notes (2.65% senior notes due September 15, 2040)	1,234	1,233
2048 Senior Notes (4.25% senior notes due September 21, 2048)	1,234	1,233
2050 Senior Notes (3.00% senior notes due June 15, 2050)	1,224	1,223
2052 Senior Notes (4.95% senior notes due June 15, 2052)	1,468	1,467
2060 Senior Notes (3.00% senior notes due September 15, 2060)	1,473	1,473
2062 Senior Notes (5.20% senior notes due June 15, 2062)	985	985
Total long-term debt	18,609	17,341
Total debt	$19,644	$20,368
Credit Facilities
•Credit Facility: We have a $3.9 billion senior unsecured revolving credit facility, or the Credit Facility, with future capacity to increase our borrowings under the Credit Facility by an additional $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. On May 31, 2024, we agreed with the lenders to extend the maturity date of the Credit Facility from May 25, 2027, to May 31, 2029, among other items. We incurred new debt issuance costs of $4 million in 2024 relating to the Credit Facility which increased unamortized deferred debt issuance costs carried forward from previous Credit Facility extensions, and these costs are represented in the consolidated balance sheet as other non-current assets and will be amortized over the remaining life of the Credit Facility. No amounts were outstanding under the Credit Facility as of December 31, 2025.
As of December 31, 2025, of the $3.9 billion that was available for borrowing under the Credit Facility, $1.0 billion was required to back-stop the notes outstanding under our U.S. dollar commercial paper program, or the Commercial Paper Program, and $168 million was required to support certain broker-dealer and other subsidiary commitments. Amounts required to back-stop notes outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $2.7 billion is available for working capital and general corporate purposes including, but not limited to, acting as a back-stop to future amounts outstanding under the Commercial Paper Program.
We also pay an annual commitment fee for unutilized amounts under the Credit Facility, payable in arrears at a rate that ranges from 0.08% to 0.20% determined based on our current long-term debt rating. As of December 31, 2025, the applicable rate for commitments to May 2029 was 0.125%. Amounts borrowed under the Credit Facility may be prepaid at any time without premium or penalty.

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
•Other: Our India subsidiaries maintain $14 million of credit lines for their general corporate purposes. As of December 31, 2025, there were no outstanding borrowings.
Commercial Paper Program
Our Commercial Paper Program is currently backed by the borrowing capacity available under the Credit Facility, as described above. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense.
In 2025 we had net borrowings of $506 million under the Commercial Paper Program. In 2024, we had net repayments of $1.4 billion under the Commercial Paper Program.
As of December 31, 2025, commercial paper notes of $1.0 billion with original maturities ranging from 2 to 28 days were outstanding with a weighted average interest rate of 4.0% per annum, and a weighted average remaining maturity of 22 days. As of December 31, 2024, commercial paper notes of $529 million with original maturities ranging from 6 to 20 days were outstanding with a weighted average interest rate of 4.6% per annum, and a weighted average remaining maturity of 14 days.
Senior Notes
As of December 31, 2025, our senior notes of $18.6 billion had a weighted average maturity of 14 years and a weighted average cost of 3.7% per annum.
•Senior Notes Issued in November 2025: On November 17, 2025, we issued $1.25 billion in aggregate principal amount of new fixed rate senior notes, comprised of the following:
–$600 million in aggregate principal amount of 3.95% senior notes due in 2028; and
–$650 million in aggregate principal amount of 4.20% senior notes due in 2031, or collectively, the Notes.
We used the net proceeds from the offering of the Notes to redeem $1.25 billion aggregate principal amount of the 3.75% senior notes that matured December 1, 2025.
We issued the debt at a discount and incurred debt issuance costs totaling $16 million and these costs are presented in the accompanying consolidated balance sheet as a deduction from the carrying amount of the related debt liability and will be amortized over the remaining term of each series of the Notes.
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
•Senior Notes Issued in May 2024: On May 13, 2024, we issued $750 million in aggregate principal amount of 5.25% senior notes due 2031. We used $500 million of the net proceeds from the offering of the 2031 Notes to repay a portion of the aggregate principal amount of the senior notes maturing in May 2025, or the 2025 Notes. The net proceeds used to repay the 2025 Notes were invested and recorded as short-term restricted investments in our consolidated balance sheet as of December 31, 2024. We used the remaining net proceeds to assist with the repayments of the outstanding borrowings under a term loan which has since been repaid in full.
We issued the debt at a discount and incurred debt issuance costs totaling $7 million relating to the issuance of the 2031 Notes and these costs are presented in the accompanying consolidated balance sheet as a deduction from the carrying amount of the related debt liability and will be amortized over the remaining term of the 2031 Notes.
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
Debt Repayment Schedule
As of December 31, 2025, the outstanding debt repayment schedule is as follows (in millions):

2026	$1,037
2027	2,000
2028	2,200
2029	1,250
2030	1,250
Thereafter	12,150
Principal amounts repayable	19,887
Unamortized debt issuance costs and discounts	(243)
Total debt outstanding	$19,644
11.    Share-Based Compensation
The non-cash compensation expenses recognized in our consolidated statements of income for stock options, restricted stock units and under our employee stock purchase plan were as follows (in millions):

	Year ended December 31,
	2025	2024	2023
Classified as compensation and benefits expenses:
Stock options and RSUs	$223	$214	$201
ESPP	15	14	13
Capitalized as software development costs	(26)	(21)	(18)
Total	$212	$207	$196
Classified as acquisition-related transaction and integration costs	26	24	61
Total non-cash compensation expense	$238	$231	$257
As of December 31, 2025, we had 34.9 million shares in total under various equity plans available for future issuance as stock option and restricted stock units.
Stock Options
We have historically granted stock options with an exercise price equal to the fair value of our common stock on the grant date. We may grant, under provisions of the plans, both incentive stock options and nonqualified stock options. The options generally vest over three years and may generally be exercised up to ten years after the date of grant, but generally expire either 14 or 60 days after termination of employment. The shares of common stock issued under our stock option plans are made available from authorized and unissued common stock or treasury shares.
Compensation expense arising from option grants is recognized ratably over the vesting period based on the grant date fair value, net of estimated forfeitures.

The following is a summary of our stock option activity:

	Number of Options (in thousands)	Weighted Average Exercise Price per Option
Outstanding at January 1, 2023	2,787	$76.38
Granted	280	107.66
Exercised	(508)	58.05
Forfeited	(20)	114.19
Outstanding at December 31, 2023	2,539	$83.20
Granted	212	135.46
Exercised	(561)	61.21
Outstanding at December 31, 2024	2,190	$93.90
Granted	—	—
Exercised	(387)	67.49
Outstanding at December 31, 2025	1,803	$99.59
 Details of stock options outstanding as of December 31, 2025 are as follows:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In millions)
Vested or expected to vest	1,803	$99.59	4.8	$123
Exercisable	1,571	$95.89	4.4	$113
Details of stock options exercised during 2025, 2024 and 2023 are as follows:

	Year Ended December 31,
Options exercised:	2025	2024	2023
Total intrinsic value of options exercised (in millions)	$41	$42	$25

	As of December 31,
Options outstanding:	2025	2024	2023
Number of options exercisable (in thousands)	1,571	1,715	2,000
Weighted-average exercise price	$95.89	$85.59	$74.49
As of December 31, 2025, there were $3 million in total unrecognized compensation costs related to stock options, which are expected to be recognized over a weighted average period of less than one year as the stock options vest.
We use the Black-Scholes option pricing model to value our stock option awards. We did not grant any stock options in 2025. During 2024 and 2023, we used the assumptions in the table below to compute the value:

	Year Ended December 31,
Assumptions:	2024	2023
Risk-free interest rate	4.14%	3.47%
Expected life in years	6.0	6.1
Expected volatility	24%	24%
Expected dividend yield	1.33%	1.56%
Estimated weighted-average fair value of options granted per share	$37.56	$27.39
The risk-free interest rate was based on the zero-coupon U.S. Treasury yield curve in effect at the date of grant. The expected life is derived from historical and anticipated future exercise patterns. Expected volatility was based on historical volatility data of our stock.
Restricted Stock Units
Restricted stock units are used as an incentive to attract and retain qualified employees and to align our and our stockholders' interests by linking actual performance to both short and long-term stockholder return. We issue awards that may contain a combination of time, performance and/or market conditions as described below. Granted but unvested shares are generally forfeited upon termination of employment, whereby compensation costs previously recognized for unvested shares are reversed. Until the shares vest and are issued, participants have no voting or dividend rights and the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Unvested restricted stock units earn dividend equivalents which are paid in cash on the vesting date.
Service Condition RSUs
During 2025, 2024, and 2023, we granted 0.9 million, 1.0 million, and 1.2 million, respectively, of time-based RSUs. The grant date fair value of each award was based on the closing stock price of our stock at the date of grant. These RSUs generally vest in equal installments on each anniversary of the grant date, subject to continued employment. The grant date fair value of time-based RSUs is recognized as expense ratably over the vesting period, which is three or four years, net of forfeitures.
In connection with our Black Knight acquisition in September 2023, certain restricted stock units held by Black Knight employees were converted to ICE restricted stock awards. The replacement awards contain the same terms and conditions as were applicable to the awards immediately prior to the merger. These awards will be fully vested by 2026. In connection with the Divestitures and certain terminations, $55 million of replacement restricted stock awards accelerated for the period between the acquisition date of September 5, 2023, through December 31, 2023, which we recorded as acquisition-related costs (see Note 3).
Performance Condition RSUs
During 2025, 2024, and 2023, we granted 0.3 million, 0.4 million, and 0.4 million, respectively, of one-year performance based RSUs, or PSUs, to certain of our employees. The number of shares that will ultimately vest under these PSUs is based on the grant date year's EBITDA relative to a pre-established goal set by our Board and the Compensation Committee. The PSUs will then vest in three equal installments on each anniversary of the grant date, subject to continued employment. The grant date fair value of these awards was based on the closing stock price of our stock at the date of grant. For these PSUs, we recognize expense on an accelerated basis over the three-year vesting period based on our quarterly assessment of the probable actual financial performance as compared to the financial performance targets, net of estimated forfeitures. In 2025, 2024, and 2023, we performed at a performance level "above target".
During both 2025 and 2024, we granted 0.1 million of three-year PSUs to certain of our employees. The number of shares that will ultimately vest under these PSUs is based on our full year EBITDA three years from the grant date relative to a pre-established goal set by our Board and the Compensation Committee. These PSUs will cliff-vest on the third anniversary of the grant date, subject to continued employment. The grant date fair value of these awards was based on the closing stock price of our stock at the date of grant. For these PSUs, we recognize expense ratably over the vesting period based on our quarterly assessment of the probable actual financial performance as compared to the financial performance targets, net of estimated forfeitures. As of December 31, 2025, our best estimate is that the financial performance level will be at target for the performance period for both years.
In October 2023, we granted deal incentive PSUs that will ultimately vest based on the synergy targets set by our Board and the Compensation Committee. The awards have three separate performance periods all beginning on the grant date with the first ending on December 31, 2026, second on December 31, 2027, and the last on December 31, 2028. The grant date fair value of these awards was based on the closing stock price of our stock at the date of grant. For these PSUs, we recognize expense on an accelerated basis over the performance periods based on our quarterly assessment of the probable actual synergy achievement as compared to the targets. As of December 31, 2025, our best estimate is that the achievement level will be at target for the performance period.
Market Condition RSUs
During each of 2025, 2024, and 2023, we granted 0.1 million of total stockholder return, or TSR, performance based RSUs, or TSR-based PSUs. The number of shares that will ultimately vest under these TSR-based PSUs will be based on our cumulative TSR performance over the three-year period relative to that of the S&P 500. These TSR-based PSUs will cliff-vest on the third anniversary of the grant date, subject to continued employment. The fair values of these awards were estimated based on a simulation of various outcomes and includes inputs such as our stock price at the beginning of the period subject to the market condition, the risk-free interest rate, the time period of the market condition and the expected volatility of ICE's stock and the underlying equity securities of the S&P 500 benchmark index subject to the market condition. For these awards, we recognize expense ratably over the vesting period, net of forfeitures.

The following is a summary of nonvested restricted shares under all plans discussed above:

	Number of Restricted Stock Shares (in thousands)	Weighted Average Grant-Date Fair Value per Share
Nonvested at January 1, 2023	2,946	$117.14
Granted	3,561	110.96
Vested	(1,942)	112.39
Forfeited	(269)	114.88
Nonvested at December 31, 2023	4,296	$114.31
Granted	1,761	136.03
Vested	(1,700)	115.50
Forfeited	(258)	120.94
Nonvested at December 31, 2024	4,099	$121.10
Granted	1,480	167.54
Vested	(1,747)	122.74
Forfeited	(170)	138.08
Nonvested at December 31, 2025	3,662	$137.19

	Year Ended December 31,
	2025	2024	2023
Time-based restricted stock units granted (in thousands)(1)	922	1,031	1,191
Total fair value of restricted stock vested under all restricted stock plans (in millions)	$289	$227	$150

(1)    The remaining shares granted are performance-based.
Performance-based restricted shares have been presented in the table above to reflect the actual shares issued based on the achievement of past performance targets, also considering the impact of any market conditions. Non-vested performance-based restricted shares granted are presented in the table above at the target number of restricted shares that would vest if the performance targets are met. Time-based awards reflected in the table above include Black Knight unvested awards that converted to our awards on the date of acquisition, as discussed above. As of December 31, 2025, there were $234 million in total unrecognized compensation costs related to time-based and performance-based restricted stock. These costs are expected to be recognized over a weighted-average period of 1.4 years as the restricted stock vests.
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
12.    Equity
Common Stock
We are authorized to issue 1.5 billion shares with a par value of $0.01 per share. Each holder of common stock is entitled to one vote for each share of common stock held of record by such holder on all matters on which stockholders are entitled to vote, including the election and removal of directors. There were 653 million and 567 million shares of common stock issued and outstanding, respectively, as of December 31, 2025. There were 651 million and 574 million shares of common stock issued and outstanding, respectively, as of December 31, 2024.

Preferred Stock
We are authorized to issue 100 million shares of preferred stock with a par value of $0.01 per share. The holders of a series of preferred stock shall be entitled only to such voting rights as shall expressly be granted thereto by the Certificate of Incorporation (including any certificate of designation relating to such series of preferred stock). As of December 31, 2025, no shares of preferred stock have been issued.
Treasury Stock
Stock Repurchase Program
In December 2025, our Board approved an aggregate of $3.0 billion for future repurchases of our common stock with no fixed expiration date that became effective January 1, 2026. The $3.0 billion replaced the previous amount approved by the Board.
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
Repurchases may be made from time to time on the open market, through established trading plans, in privately-negotiated transactions or otherwise, in accordance with all applicable securities laws, rules and regulations. In December 2021 we entered into a new Rule 10b5-1 trading plan that became effective in February 2022. In connection with our acquisition of Black Knight, on May 4, 2022, we terminated our Rule 10b5-1 trading plan and suspended share repurchases. In February 2025, we entered into a new Rule 10b5-1 trading plan that became effective on February 21, 2025.
During 2025, we repurchased 7.7 million shares of our outstanding common stock at a cost of $1.3 billion. During 2025, we recorded $10 million of excise tax in treasury stock as part of the cost basis of the shares repurchased. The shares repurchased are held in treasury stock. We did not have any share repurchases in 2024 or 2023. We may begin or discontinue stock repurchases at any time and may amend or terminate a Rule 10b5-1 trading plan at any time or enter into additional plans.
Shares withheld for taxes on employee equity awards
During each of 2025, 2024 and 2023, we received 1 million shares of common stock from employees to satisfy tax withholdings we made on their behalf for vesting of restricted stock units and stock option exercises. We recorded the receipt of the shares as treasury stock.
Non-Controlling Interests
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the non-ICE interests are shown as non-controlling interests. As of December 31, 2025, our non-controlling interests included those related to the non-ICE limited partners' interest in our CDS clearing subsidiaries and non-controlling interest in ICE Futures Abu Dhabi.
As of December 31, 2025, we have redeemable non-controlling interests, reflected in temporary equity within our consolidated balance sheet, related to a put right held by non-ICE members to require us to purchase their interests in an entity acquired by us in 2024.
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

	Year Ended December 31,
	2025	2024	2023
Annual dividends per share(1)	$1.92	$1.80	$1.68
Dividends paid (in millions)	$1,105	$1,039	$955

(1) The quarterly dividends per share were $0.48, $0.45 and $0.42 in 2025, 2024 and 2023, respectively.
Accumulated Other Comprehensive Income/(Loss)
The following table present changes in the accumulated balances for each component of other comprehensive income/(loss) (in millions):

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total
Balance, as of January 1, 2023	$(278)	$2	$(55)	$(331)
Other comprehensive income/(loss)	49	—	(15)	34
Income tax benefit/(expense)	(1)	—	4	3
Net current period other comprehensive income/(loss)	48	—	(11)	37
Balance, as of December 31, 2023	(230)	2	(66)	(294)
Other comprehensive income/(loss)	(55)	9	5	(41)
Income tax expense	—	(2)	(1)	(3)
Net current period other comprehensive income/(loss)	(55)	7	4	(44)
Balance, as of December 31, 2024	(285)	9	(62)	(338)
Other comprehensive income	99	1	21	121
Income tax expense	—	(1)	(6)	(7)
Net current period other comprehensive income	99	—	15	114
Balance, as of December 31, 2025	$(186)	$9	$(47)	$(224)

13.    Income Taxes
Income before income taxes and the income tax provision consisted of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
Income before income taxes
Domestic	$1,746	$1,291	$1,016
Foreign	2,600	2,337	1,878
Total	$4,346	$3,628	$2,894

Income tax provision
Current tax expense:
Federal	$185	$212	$287
State	39	158	27
Foreign	670	598	471
Total	$894	$968	$785
Deferred tax expense/(benefit):
Federal	$30	$(47)	$(124)
State	63	(86)	(197)
Foreign	(11)	(9)	(8)
Total	$82	$(142)	$(329)
Total income tax expense	$976	$826	$456

We adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09, on a prospective basis beginning with the year ended December 31, 2025. A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for the year ended December 31, 2025 is presented accordingly as follows (dollar amounts in millions):

	Year Ended December 31, 2025
	Amount	Percent
Statutory federal income tax rate	$913	21%
State and local income taxes, net of federal benefit	119	3
Effect of cross border tax laws:
Foreign-derived intangible income	(58)	(1)
Other	(3)	—
Tax credits	(24)	(1)
Changes in valuation allowance	(19)	(1)
Nontaxable or nondeductible items	—	—
Other reconciling items	(6)	—
Unrecognized tax benefits	(61)	(1)
Foreign tax effects:
United Kingdom:
Statutory tax rate difference	95	2
Other	1	—
Other jurisdictions	19	—
Total provision for income taxes	$976	22%
The following table reconciles the U.S. federal statutory income tax rate to our effective income tax rates for the years ended December 31, 2024 and 2023 based on the required disclosure prior to our adoption of ASU 2023-09:

	Year Ended December 31,
	2024	2023
Statutory federal income tax rate	21%	21%
State and local income taxes, net of federal benefit	3	2
Foreign tax rate differential	3	2
Current year tax benefit from foreign derived intangible income	(2)	(2)
Unrecognized tax benefits	—	(1)
State apportionment changes	(1)	(6)
Federal research tax credits	(1)	(1)
Other	—	1
Total provision for income taxes	23%	16%
The states and local jurisdictions that contribute to the majority (greater than 50%) of the state tax effects in 2025 are Florida and New York State. The jurisdictions accounting for 5% or more of the total cash paid for income taxes for the year ended December 31, 2025 of $1.1 billion, include U.S. Federal $300 million, U.S. States $74 million, U.K. $615 million, and Other Foreign $79 million.
The Organisation for Economic Cooperation and Development, or OECD, Global Anti-Base Erosion Pillar Two minimum tax rules, or Pillar Two, which generally provide for a minimum effective tax rate of 15%, are intended to apply to tax years beginning in 2024. The EU member states and many other countries, including the U.K., our most significant non-U.S. jurisdiction, have committed to implement or have already enacted legislation adopting the Pillar Two rules. In July 2023, the U.K. enacted the U.K. Finance Act 2023, effective as of January 1, 2024, which included provisions to implement certain portions of the OECD Global Anti-Base Erosion Pillar Two minimum tax rules, and included an election to apply a transitional safe harbor to extend certain effective dates to accounting periods commencing on or before December 31, 2026 and ending on or before June 30, 2028. These Pillar Two rules, including those in the U.K., did not have a material impact on our income tax provision as of December 31, 2025, 2024, or 2023.

Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Certain unrecognized tax benefits associated with our acquisition of Ellie Mae are presented as a reduction to related deferred tax assets in our consolidated balance sheets. The following table summarizes the significant components of our deferred tax assets and liabilities as of December 31, 2025 and 2024 (in millions):

	As of December 31,
	2025	2024
Deferred tax assets:
Deferred and stock-based compensation	$93	$93
Liability reserve	59	74
Tax credits	12	10
Loss carryforward	141	207
Deferred revenue	23	23
Lease liability	134	66
Property and equipment	—	178
Other	—	6
Total	462	657
Valuation allowance	(140)	(200)
Total deferred tax assets, net of valuation allowance	$322	$457
Deferred tax liabilities:
Property and equipment	$(26)	$—
Intangible assets	(4,064)	(4,239)
Right of use assets	(112)	(46)
Equity investments	(85)	(76)
Other	(33)	—
Total deferred tax liabilities	$(4,320)	$(4,361)
Net deferred tax liabilities	$(3,998)	$(3,904)
Reported as:
Net non-current deferred tax liabilities	$(3,998)	$(3,904)
A reconciliation of the beginning and ending amount of deferred income tax valuation allowance is as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Beginning balance of deferred income tax valuation allowance	$200	$166	$92
Charges against goodwill	—	(27)	102
Increases/(decreases)	(60)	61	(28)
Ending balance of deferred income tax valuation allowance	$140	$200	$166
We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that it is more likely than not that some or all of the deferred tax assets will not be realized. We recorded a valuation allowance for deferred tax assets of $140 million and $200 million as of December 31, 2025 and 2024, respectively. The net decrease of our valuation allowance in 2025 is primarily due to corresponding decreases of related capital loss deferred tax assets and additional capital gains recognized in the current year that can utilize capital loss carryovers. The net increase of our valuation allowance in 2024 is primarily due to certain tax attributes that are not more likely than not to be utilized prior to expiration in the future, partially offset by purchase accounting adjustments recorded through goodwill related to the Black Knight acquisition. The increase of valuation allowance charged against goodwill in 2023 is primarily related to certain deferred tax assets arising from the Black Knight acquisition that we believe are not more likely than not to be realized in the foreseeable future. The decrease of valuation allowance in 2023 is primarily due to certain foreign subsidiaries being liquidated in the current period with associated deferred tax assets being extinguished.
The majority of our undistributed earnings of our non-U.S. subsidiaries for the period from January 1, 2018 through December 31, 2022 were subject to the Global Intangible Low-Taxed Income provisions and, as such, were subject to immediate U.S. income taxation and can be distributed to the U.S. with no material additional income tax consequences in the future. After December 31, 2022, due to the application of the high-tax exception to Global Intangible Low-Taxed Income, the majority of the earnings of our non-U.S. subsidiaries are not subject to immediate U.S. income taxation.

However, the majority of these post-December 31, 2022 foreign earnings can also be distributed to the U.S. with no material additional U.S. income tax consequences due to the availability of full dividends received deductions.
We remain indefinitely reinvested in our non-U.S. subsidiaries’ cumulative undistributed earnings as of December 31, 2025 that are not subject to the Global Intangible Low-Taxed Income provisions and would be subject to additional U.S. income tax consequences upon distribution to the U.S. Accordingly, no provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability is not practicable.
As of December 31, 2025 and 2024, we have gross U.S. federal net operating loss carryforwards of $94 million and $92 million, respectively, and gross state and local net operating loss carryforwards of $138 million and $251 million for 2025 and 2024, respectively. In addition, we had $63 million and $127 million of deferred tax assets related to capital losses as of December 31, 2025 and 2024, respectively. These net operating loss carryforwards and credit carryforwards are available to offset future taxable income until they begin to expire in 2027. In addition, as of December 31, 2025 and 2024, we have gross foreign net operating loss carryforwards of $228 million and $219 million, respectively. The majority of the gross foreign net operating losses are not expected to be realizable in future periods and have related valuation allowances.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Beginning balance of unrecognized tax benefits	$274	$268	$247
Additions related to acquisitions	—	9	25
Additions based on tax positions taken in current year	20	32	31
Additions based on tax positions taken in prior years	2	1	33
Reductions based on tax positions taken in prior years	(58)	(9)	(18)
Reductions resulting from statutes of limitations lapses	(32)	(27)	(7)
Reductions related to settlements with taxing authorities	—	—	(43)
Ending balance of unrecognized tax benefits	$206	$274	$268
As of December 31, 2025 and 2024, the balance of unrecognized tax benefits which would, if recognized, affect our effective tax rate was $171 million and $228 million, respectively. Of the $206 million in unrecognized tax benefits as of December 31, 2025, $174 million is recorded within other non-current liabilities and $32 million is recorded within other current liabilities.
We recognize interest and penalties accrued on income tax uncertainties as a component of income tax expense/benefit. In 2025, 2024 and 2023, we recognized a benefit of $5 million, an expense of $14 million and a benefit of $30 million, respectively, for interest and penalties. As of December 31, 2025 and 2024, accrued interest and penalties were $42 million and $47 million, respectively. Of the $42 million in accrued interest and penalties as of December 31, 2025, $30 million is recorded within other non-current liabilities and $12 million is recorded within other current liabilities in the accompanying consolidated balance sheet.
We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The following table summarizes open tax years by major jurisdiction:

Jurisdiction	Open Tax Years
U.S. Federal	2021 - 2025
U.S. States	2015 - 2025
U.K.	2023 - 2025
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
Our clearing houses are responsible for providing clearing services to each of our futures exchanges, and in some cases to third-party execution venues, and are as follows, referred to herein collectively as "the ICE Clearing Houses":

Clearing House	Products Cleared	Exchange where Executed	Location
ICE Clear Europe	Energy, agricultural, interest rates and equity index futures and options contracts	ICE Futures Europe, ICE Futures U.S., ICE Endex and ICE Futures Abu Dhabi	U.K.
ICE Clear U.S.	Agricultural, metals, foreign exchange, or FX, interest rate and equity index futures and/or options contracts	ICE Futures U.S.	U.S.
ICE Clear Credit	OTC North American, European, Asian-Pacific and Emerging Market CDS instruments	ICE Swap Trade and other unaffiliated third-party venues	U.S.
ICE Clear Netherlands	Equity, equity indices and interest rate derivatives	ICE Endex and ICE Futures Europe	The Netherlands
ICE Clear Singapore	Energy, metals and financial futures products	ICE Futures Singapore	Singapore
ICE NGX	Physical North American natural gas, environmental commodities and physical and financial electricity	ICE NGX	Canada
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
As of December 31, 2025 and 2024, the ICE Clearing Houses had received or had been pledged $170.1 billion and $173.1 billion, respectively, in cash and non-cash collateral in original margin and guaranty fund deposits to cover price movements of underlying contracts for both periods.
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
In addition, we have contributed our own capital that could be used if a defaulting Member’s original margin and guaranty fund deposits are insufficient. Such amounts are recorded as long-term restricted cash and cash equivalents and long-term restricted investments in our balance sheets and are as follows (in millions):

	ICE Portion of Guaranty Fund Contribution		Default insurance
	As of December 31,		As of December 31,
Clearing House	2025	2024	2025	2024
ICE Clear Europe	$197	$197	$100	$100
ICE Clear U.S.	75	75	25	25
ICE Clear Credit	50	50	75	75
ICE Clear Netherlands	13	2	N/A	N/A
ICE Clear Singapore	1	1	N/A	N/A
ICE NGX	45	45	200	200
Total	$381	$370	$400	$400

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
As of December 31, 2025, ICE NGX maintained a guaranty fund of $215 million, comprising $15 million in cash and a $200 million letter of credit backed by a default insurance policy of the same amount, discussed below. Separately, ICE NGX has also set aside $30 million of its own capital that could be used for liquidity purposes if a direct participant of the ICE NGX clearing house, or Contracting Party, defaulted.
Below is a depiction of our Default Waterfall which summarizes the lines of defense and layers of protection we maintain for our mutualized clearing houses.

ICE Clearing House Default Waterfall
Cash and Invested Margin Deposits
We have recorded cash and invested margin and guaranty fund deposits and amounts due in our balance sheets as current assets with corresponding current liabilities to the Members. As of December 31, 2025, our cash and invested margin deposits were as follows (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$40,627	$23,965	$7,088	$—	$4	$71,684
Unsettled variation margin, net	—	—	—	740	—	740
Guaranty fund	3,075	3,986	817	—	6	7,884
Delivery contracts receivable/payable, net	—	—	—	918	—	918
Total	$43,702	$27,951	$7,905	$1,658	$10	$81,226
As of December 31, 2024, our cash and invested margin deposits were as follows (in millions):

	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$45,427	$23,843	$7,069	$—	$4	$76,343
Unsettled variation margin, net	—	—	—	934	—	934
Guaranty fund	2,353	3,312	660	—	5	6,330
Delivery contracts receivable/payable, net	—	—	—	705	—	705
Total	$47,780	$27,155	$7,729	$1,639	$9	$84,312

Our cash and invested margin and guaranty fund deposits are maintained in accounts with national banks and highly-rated financial institutions or secured through direct investments, primarily in U.S. Treasury and other highly-rated foreign government securities, or reverse repurchase agreements with primarily overnight maturities. Reverse repos are valued daily and are subject to collateral maintenance provisions pursuant to which the counterparty must provide additional collateral, if needed, to maintain sufficient collateralization. We primarily use Level 1 inputs when evaluating the fair value of the non-cash equivalent direct investments, as highly-rated government securities are quoted in active markets. The carrying value of these deposits is deemed to approximate fair value.
To provide a tool to address the liquidity needs of our clearing houses and manage the liquidation of margin and guaranty fund deposits held in the form of cash and high-quality sovereign debt, ICE Clear Europe, ICE Clear Credit and ICE Clear U.S. have entered into Committed Repurchase Agreement Facilities, or Committed Repo. Additionally, ICE Clear Credit and ICE Clear Netherlands have entered into Committed FX Facilities to support these liquidity needs. As of December 31, 2025 the following facilities were in place:
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
Details of our deposits are as follows (in millions):

Cash and Cash Equivalent Margin Deposits and Guaranty Funds
		As of December 31,
Clearing House	Investment Type	2025	2024
ICE Clear Europe	National bank account	$5,368	$4,817
ICE Clear Europe	Reverse repo	33,020	37,276
ICE Clear Europe	Sovereign debt	2,359	4,515
ICE Clear Europe	Demand deposits	176	648
ICE Clear Credit	National bank account	19,422	20,369
ICE Clear Credit	Reverse repo	4,965	4,089
ICE Clear Credit	Demand deposits	3,564	2,697
ICE Clear U.S.	Reverse repo	7,342	7,382
ICE Clear U.S.	Sovereign debt	563	347
Other ICE Clearing Houses	Demand deposits	10	9
Total cash and cash equivalent margin deposits and guaranty funds		$76,789	$82,149

Invested Deposits, Delivery Contracts Receivable and Unsettled Variation Margin
		As of December 31,
Clearing House	Investment Type	2025	2024
ICE NGX	Unsettled variation margin and delivery contracts receivable	$1,658	$1,639
ICE Clear Europe	Invested deposits - sovereign debt	2,779	524
Total invested deposits, delivery contracts receivable and unsettled variation margin		$4,437	$2,163

ICE Clear Europe periodically enters into foreign currency swaps in order to rebalance liquidity buffers for certain currencies. As of December 31, 2025, there were no outstanding swaps.
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

	As of December 31, 2025
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$26,797	$38,504	$14,337	$—	$79,638
Letters of credit	—	—	—	3,960	3,960
Emissions certificates at fair value	1,399	—	—	—	1,399
ICE NGX cash deposits	—	—	—	947	947
Total	$28,196	$38,504	$14,337	$4,907	$85,944
Guaranty fund:
Government securities at face value	$736	$1,944	$287	$—	$2,967

	As of December 31, 2024
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$33,884	$31,590	$15,186	$—	$80,660
Letters of credit	—	—	—	4,391	4,391
Emissions certificates at fair value	585	—	—	—	585
ICE NGX cash deposits	—	—	—	723	723
Total	$34,469	$31,590	$15,186	$5,114	$86,359
Guaranty fund:
Government securities at face value	$747	$1,389	$281	$—	$2,417
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

As of December 31, 2025, ICE NGX maintains a guaranty fund of $215 million funded by a $200 million letter of credit issued by a major Canadian chartered bank and backed by default insurance underwritten by Export Development Canada, or EDC, a Crown corporation operated at arm’s length from the Canadian government, plus $15 million held as restricted cash to fund the first loss amount that ICE NGX is responsible for under the default insurance policy. In the event of a participant default where the Member’s collateral is depleted, the shortfall would be covered by a draw down on the letter of credit following which ICE NGX would file a claim under the default insurance to recover additional losses up to $200 million beyond the $15 million first-loss amount that ICE NGX is responsible for under the default insurance policy. ICE NGX has also set aside $30 million of its own capital that could be used for liquidity purposes in the event of a Contracting Party default.
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
We also performed assessments to determine the fair value of our counterparty performance guarantee taking into consideration factors such as daily settlement of contracts, margining and collateral requirements, other elements of our risk management program, historical evidence of default payments, and estimated probability of potential default payouts by the ICE Clearing Houses. Based on these analyses, the estimated counterparty performance guarantee liability was determined to be nominal, and no liability was recorded as of December 31, 2025 or 2024. The ICE Clearing Houses have never experienced an incident of a clearing member default which has required the use of the guaranty funds of non-defaulting clearing members or the assets of the ICE Clearing Houses.
15.    Leases
We have lease agreements for office space and data center facilities. All of our leases are classified as operating leases, and we do not have any significant leases classified as finance leases.
As of December 31, 2025, the weighted-average remaining lease term was 11.5 years and the weighted average discount rate was 5.8%. As of December 31, 2024, the weighted-average remaining lease term was 9.4 years and the weighted average discount rate was 5.9%.
We recognized $46 million, $62 million and $58 million of rent expense for office space as rent and occupancy expense in 2025, 2024, and 2023, respectively, and $31 million, $27 million and $32 million for data center facilities as technology and communication expense in 2025, 2024, and 2023, respectively, within our consolidated income statements. We do not have any significant variable lease costs.
Our lease assets are included within property, plant and equipment and our lease liabilities are included in current and noncurrent liabilities within our consolidated balance sheets. Details of our lease asset and liability balances are as follows (in millions):

	As of December 31, 2025	As of December 31, 2024	As of December 31, 2023
Right-of-use lease assets	$578	$295	$305

Current operating lease liability	37	37	60
Non-current operating lease liability	635	335	299
Total operating lease liability	$672	$372	$359
As of December 31, 2025, we estimate that our operating lease liability will be recognized in the following years (in millions):

2026	$71
2027	97
2028	90
2029	86
2030	84
Thereafter	537
Lease liability amounts repayable	$965
Interest costs	(293)
Total operating lease liability	$672
16.    Commitments and Contingencies
Legal Proceedings
In the ordinary course of our business, from time to time we are subject to legal proceedings, lawsuits, government investigations and other claims with respect to a variety of matters. In addition, we are subject to periodic reviews, inspections, examinations and investigations by regulators in the U.S. and other jurisdictions, any of which may result in claims, legal proceedings, assessments, fines, penalties, restrictions on our business or other sanctions. We record estimated expenses and reserves for legal or regulatory matters or other claims when these matters present loss contingencies that are probable and the related amount is reasonably estimable, and gain contingencies when they become certain. Any such accruals may be adjusted as circumstances change. Assessments of losses are inherently subjective and involve unpredictable factors. While the outcome of legal and regulatory matters is inherently difficult to predict and/or the range of loss often cannot be reasonably estimable, we do not believe that the liabilities, if any, which may ultimately result from the resolution of the various legal and regulatory matters that arise in the ordinary course of our business are likely to have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to these legal and regulatory matters. A range of possible losses related to certain cases cannot be reasonably estimated at this time, except for $19 million of accruals related to regulatory matters, of which $4 million was recorded during 2025.
PennyMac Arbitration
As previously disclosed in our Form 10-K for the year ended December 31, 2024, the arbitration between Black Knight Servicing Technologies, LLC, an indirect, wholly-owned subsidiary of Black Knight, and PennyMac Loan Services, LLC, or PennyMac, was resolved in 2024. The arbitrator entered a Final Award in January 2024 and on February 14, 2024, PennyMac paid Black Knight $160 million in satisfaction of the final award (inclusive of applicable interest). We recognized a $160 million gain related to this matter in 2024. Please refer back to our 2024 Form 10-K for more information on this matter.
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
We did not make any contributions to our pension plan during 2025, 2024 or 2023. The plan’s target allocation is 5% equity securities and 95% fixed income securities. The fixed income allocation includes corporate bonds of companies from diversified industries and U.S. government bonds. Our long-term objective is to keep the plan at or near full funding, while minimizing the risk inherent in pension plans. As a result, we don't anticipate that there will be a strong need for contributions in future years, and the pension plan will not be required to pay the Pension Benefit Guaranty Corporation variable rate premiums. We do not expect to make contributions to the pension plan in 2026. We will continue to monitor the plan’s funded status, and we will consider modifying the plan’s investment policy based on the actuarial and funding characteristics of the retirement plan, the demographic profile of plan participants, and our business objectives.
The fair values of our plan assets as of December 31, 2025, by asset category, are as follows (in millions):

	Fair Value Measurements
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$7	$—	$—	$7
Equity securities:
U.S. large-cap	—	19	—	19
U.S. small-cap	—	5	—	5
International	—	10	—	10
Fixed income securities	109	533	6	648
Total	$116	$567	$6	$689
The above table includes a total of $25 million of net unsettled securities purchases as of December 31, 2025. These trades settled in January 2026.
The fair values of our plan assets as of December 31, 2024, by asset category, are as follows (in millions):

	Fair Value Measurements
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$8	$—	$—	$8
Equity securities:
U.S. large-cap	—	20	—	20
U.S. small-cap	—	5	—	5
International	—	10	—	10
Fixed income securities	153	507	6	666
Total	$161	$542	$6	$709
The above table includes a total of $56 million of net unsettled securities purchases as of December 31, 2024. These trades settled in January 2025.
The measurement dates for the pension plan are December 31, 2025 and 2024. The following table provides a summary of the changes in the pension plan’s benefit obligations and the fair value of assets measured using the valuation techniques described in Note 18, as of December 31, 2025 and 2024 and a statement of funded status of the pension plan as of December 31, 2025 and 2024 (in millions):

	As of December 31,
	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$598	$644
Interest cost	29	29
Actuarial (gain)/loss	15	(28)
Benefits paid	(47)	(47)
Benefit obligation at year end	$595	$598
Change in plan assets:
Fair value of plan assets at beginning of year	$653	$694
Actual return on plan assets	58	6
Benefits paid	(47)	(47)
Fair value of plan assets at end of year	$664	$653
Funded status	$69	$55
Accumulated benefit obligation	$595	$598
Amounts recognized in the accompanying consolidated balance sheets:
Other non-current assets	$69	$55
The following shows the components of the pension plan expense for 2025, 2024 and 2023 (in millions):

	Year Ended December 31,
	2025	2024	2023
Interest cost	$29	$29	$30
Estimated return on plan assets	(34)	(33)	(35)
Aggregate pension benefit	$(5)	$(4)	$(5)
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
The following shows the projected payments for the pension plan based on actuarial assumptions (in millions):

2026	$52
2027	52
2028	51
2029	50
2030	49
Next 5 years	225
Supplemental Executive Retirement Plan
We have a U.S. nonqualified supplemental executive retirement plan, or SERP, which provides supplemental retirement benefits for certain employees. The future benefit accrual of the SERP plan is frozen. To provide for the future payments of these benefits, we have purchased insurance on the lives of certain of the participants through company-owned policies. The cash surrender value of these policies was $27 million and $60 million as of December 31, 2025 and 2024, respectively, and is included in other non-current assets in the accompanying consolidated balance sheets. We also acquired a SERP through both the ICE NGX and Chicago Stock Exchange acquisitions. The following table provides a summary of the changes in the SERP benefit obligations (in millions):

	As of December 31,
	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$21	$23
Interest cost	1	1
Benefits paid	(3)	(3)
Benefit obligation at year end	$19	$21
Funded status	$(19)	$(21)
Amounts recognized in the accompanying consolidated balance sheets:
Other current liabilities	$(3)	$(3)
Accrued employee benefits	(16)	(18)
SERP plan expense in the accompanying consolidated statements of income was $1 million each year in 2025, 2024 and 2023 and primarily consisted of interest cost. The following table shows the projected payments for the SERP plan based on the actuarial assumptions (in millions):

Projected SERP Plan Payments
2026	$3
2027	3
2028	2
2029	2
2030	2
Next 5 years	7
Pension and SERP Plans Assumptions
The weighted-average assumptions used to develop the actuarial present value of the projected benefit obligation and net periodic pension/SERP costs in 2025, 2024 and 2023 are set forth below:

Year Ended December 31,
	2025	2024	2023
Weighted-average discount rate for determining benefit obligations (pension/SERP plans)	5.2% / 4.7%	5.4% / 5.2%	4.7% / 4.6%
Weighted-average discount rate for determining interest costs (pension/SERP plans)	5.1% / 4.9%	4.6% / 4.6%	4.8% / 4.7%
Expected long-term rate of return on plan assets (pension plan)	5.0% / N/A	4.3% / N/A	4.4% / N/A
Rate of compensation increase	N/A	N/A	N/A
The assumed discount rate reflects the market rates for high-quality corporate bonds currently available. The discount rate was determined by considering the average of pension yield curves constructed on a large population of high-quality corporate bonds. The resulting discount rates reflect the matching of plan liability cash flows to yield curves. To develop the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class as well as the target asset allocation of the pension portfolio.
The determination of the interest cost component utilizes a full yield curve approach by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to each year’s discounted cash flow.
Post-retirement Benefit Plans
Our defined benefit plans provide certain health care and life insurance benefits for certain eligible retired NYSE U.S. employees. These post-retirement benefit plans, which may be modified in accordance with their terms, are fully frozen. The net periodic post-retirement benefit costs were $4 million, $5 million and $3 million in 2025, 2024 and 2023, respectively. The defined benefit plans are unfunded, and we currently do not expect to fund the post-retirement benefit plans. The weighted-average discount rate for determining the benefit obligation as of December 31, 2025 and 2024 was 5.1% and 5.3%, respectively. The weighted-average discount rate for determining the interest cost as of December 31, 2025 and 2024 was 5.1% and 4.6%, respectively. The following table provides a summary of the changes in the benefit obligation (in millions):

	As of December 31,
Change in benefit obligation:	2025	2024
Benefit obligation at beginning of year	$116	$129
Interest cost	6	5
Actuarial (gain)/loss	—	(7)
Employee contributions	2	2
Benefits paid	(9)	(13)
Benefit obligation at the end of year	$115	$116
Funded status	$(115)	$(116)
Amounts recognized in the accompanying consolidated balance sheets:
Other current liabilities	$(9)	$(9)
Accrued employee benefits	$(106)	$(107)
The following table shows the payments projected for our post-retirement benefit plans (net of expected Medicare subsidy receipts of $8 million in aggregate over the next ten fiscal years) based on actuarial assumptions (in millions):

Projected Post-Retirement Benefit by Year:	Projected Payment
2026	$9
2027	9
2028	9
2029	10
2030	10
Next 5 years	47
For measurement purposes, we assumed a 7.3% annual rate of increase in the per capita cost of covered health care benefits in 2025 which will decrease on a graduated basis to 3.9% in the year 2048 and thereafter.
Accumulated Other Comprehensive Loss
The accumulated other comprehensive loss, after tax, as of December 31, 2025, consisted of the following amounts that have not yet been recognized in net periodic benefit cost (in millions):

	Pension Plans	SERP Plans	Post-retirement Benefit Plans	Total
Unrecognized net actuarial losses/(gains), after tax	$71	$3	$(27)	$47
Other Benefit Plans and Defined Contribution Plans
Our U.S. employees are eligible to participate in 401(k) and profit sharing plans and our non-U.S. employees are eligible to participate in defined contribution pension plans. Total contributions under the 401(k), profit sharing and defined contribution pension plans were $91 million, $74 million and $69 million in 2025, 2024 and 2023, respectively. No discretionary or profit sharing contributions were made during 2025, 2024 or 2023.
18.     Fair Value Measurements
Financial assets and liabilities carried or disclosed at fair value as of December 31, 2025 and 2024 were classified in the fair value hierarchy based on the most significant lowest-level input used in their valuation.
Recurring Fair Value Measurements
Our mutual funds are equity and fixed income mutual funds held for the purpose of providing future payments for the supplemental executive savings plan and SERP. These mutual funds are classified as equity investments and measured at fair value using Level 1 inputs with adjustments recorded in net income (see Note 17). As of December 31, 2025 and 2024, the fair value of these mutual funds was $20 million and $16 million, respectively.
At our ICE NGX clearing house, unsettled variation margin is recorded at fair value based on the settlement prices of open contracts using level 2 inputs. See Notes 2 and 14 for more information.

Non-Recurring Fair Value Measurements
We measure certain assets, such as intangible assets and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. During 2024, we recorded a $3 million impairment of a developed technology intangible asset within the Exchanges segment. During 2023, we recorded a $7 million impairment on certain trademark intangible assets within our Mortgage Technology segment. As of December 31, 2025 and 2024, no other intangible assets or equity method investments were required to be recorded at fair value since no other impairments were recorded.
We measure certain equity investments at fair value on a non-recurring basis using our policy election under ASC 321. During 2025, we recorded a net $34 million fair value gain consisting of $35 million of gains from identifying observable price changes in certain of our investments offset by a $1 million impairment. During 2024, we recorded a net $1 million fair value loss consisting of a $3 million fair value loss from impairment separately offset by a $2 million fair value gain from identifying an observable price change in one of our investments. These were recorded within other income/(expense), net, in the consolidated statement of income. With the exception of the items noted above, no other adjustments were necessary.
Financial Instruments Not Measured at Fair Value
The table below displays the fair value of our debt as of December 31, 2025 and December 31, 2024 (in millions). The fair values of our fixed rate notes were estimated using Level 2 inputs including quoted market prices for these instruments. The fair value of our commercial paper was estimated using Level 2 inputs. The commercial paper includes a discount and fair value was determined to approximate the carrying value due to the short term to maturity.

	As of December 31, 2025		As of December 31, 2024
	Carrying Amount	Fair value	Carrying Amount	Fair value
Commercial Paper	$1,035	$1,035	$529	$529
3.65% Senior Notes due May 23, 2025	—	—	1,249	1,245
3.75% Senior Notes due December 1, 2025	—	—	1,249	1,241
4.00% Senior Notes due September 15, 2027	1,495	1,504	1,492	1,478
3.10% Senior Notes due September 15, 2027	499	494	498	481
3.625% Senior Notes due September 1, 2028	954	993	937	960
3.75% Senior Notes due September 21, 2028	597	597	596	578
3.95% Senior Notes due December 1, 2028	594	602	—	—
4.35% Senior Notes due June 15, 2029	1,245	1,264	1,243	1,224
2.10% Senior Notes due June 15, 2030	1,242	1,149	1,240	1,081
4.20% Senior Notes due March 15, 2031	640	651	—	—
5.25% Senior Notes due June 15, 2031	745	786	743	758
1.85% Senior Notes due September 15, 2032	1,489	1,281	1,488	1,190
4.60% Senior Notes due March 15, 2033	1,491	1,519	1,490	1,441
2.65% Senior Notes due September 15, 2040	1,234	929	1,233	874
4.25% Senior Notes due September 21, 2048	1,234	1,043	1,233	1,011
3.00% Senior Notes due June 15, 2050	1,224	822	1,223	798
4.95% Senior Notes due June 15, 2052	1,468	1,379	1,467	1,343
3.00% Senior Notes due September 15, 2060	1,473	900	1,473	877
5.20% Senior Notes due June 15, 2062	985	919	985	911
Total debt	$19,644	$17,867	$20,368	$18,020
19.     Segment Reporting
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
Our Chief Operating Decision Maker, or CODM, is our Chair and Chief Executive Officer. Our CODM uses operating income/(loss) to assess performance and allocate resources for each of our segments including decisions on product pricing and new products, strategic mergers and acquisitions, marketing costs, capital expenditures, employee headcount and compensation. Our CODM evaluates both budgeted and actual operating income/(loss) and the related growth, when assessing performance and making decisions about allocating resources as described above. The accounting policies of the reportable segments are the same as those described in Note 2.
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

During 2025, we changed the classification of a disaggregated revenue line item in our Fixed Income and Data Services segment previously presented as "other data and network services" to "data and network technology" within the tables below. This name change was made to better reflect the nature of the revenues included in this classification and did not impact the measurement or classification of revenue within this classification.

Financial data for our business segments are as follows for 2025, 2024 and 2023 (in millions):

	Year Ended December 31, 2025
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$2,182	$—	$—	$2,182
Agricultural and metals futures and options	233	—	—	233
Financial futures and options	608	—	—	608
Cash equities and equity options	3,176	—	—	3,176
OTC and other	395	—	—	395
Data and connectivity services	1,031	—	—	1,031
Listings	495	—	—	495
Fixed income execution	—	125	—	125
CDS clearing	—	338	—	338
Fixed income data and analytics	—	1,234	—	1,234
Data and network technology	—	722	—	722
Origination technology	—	—	738	738
Closing solutions	—	—	223	223
Servicing software	—	—	871	871
Data and analytics	—	—	269	269
Revenues	8,120	2,419	2,101	12,640
Transaction-based expenses	2,709	—	—	2,709
Revenues, less transaction-based expenses	5,411	2,419	2,101	9,931
Other operating expenses	1,172	1,140	1,060	3,372
Depreciation and amortization	255	344	961	1,560
Acquisition-related transaction and integration costs	2	2	66	70
Operating expenses	1,429	1,486	2,087	5,002
Operating income	$3,982	$933	$14	$4,929
Total other income/(expense), net				(583)
Income before income tax expense				$4,346

	Year Ended December 31, 2024
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$1,876	$—	$—	$1,876
Agricultural and metals futures and options	257	—	—	257
Financial futures and options	559	—	—	559
Cash equities and equity options	2,913	—	—	2,913
OTC and other	400	—	—	400
Data and connectivity services	947	—	—	947
Listings	489	—	—	489
Fixed income execution	—	117	—	117
CDS clearing	—	343	—	343
Fixed income data and analytics	—	1,177	—	1,177
Data and network technology	—	661	—	661
Origination technology	—	—	713	713
Closing solutions	—	—	202	202
Servicing software	—	—	848	848
Data and analytics	—	—	259	259
Revenues	7,441	2,298	2,022	11,761
Transaction-based expenses	2,482	—	—	2,482
Revenues, less transaction-based expenses	4,959	2,298	2,022	9,279
Other operating expenses	1,063	1,129	1,137	3,329
Depreciation and amortization	260	326	951	1,537
Acquisition-related transaction and integration costs	—	—	104	104
Operating expenses	1,323	1,455	2,192	4,970
Operating income/(loss)	$3,636	$843	$(170)	$4,309
Total other income/(expense), net				(681)
Income before income tax expense				$3,628

	Year Ended December 31, 2023
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$1,498	$—	$—	$1,498
Agricultural and metals futures and options	271	—	—	271
Financial futures and options	460	—	—	460
Cash equities and equity options	2,298	—	—	2,298
OTC and other	398	—	—	398
Data and connectivity services	933	—	—	933
Listings	497	—	—	497
Fixed income execution	—	124	—	124
CDS clearing	—	360	—	360
Fixed income data and analytics	—	1,118	—	1,118
Data and network technology	—	629	—	629
Origination technology	—	—	694	694
Closing solutions	—	—	179	179
Servicing software	—	—	288	288
Data and analytics	—	—	156	156
Revenues	6,355	2,231	1,317	9,903
Transaction-based expenses	1,915	—	—	1,915
Revenues, less transaction-based expenses	4,440	2,231	1,317	7,988
Other operating expenses	1,033	1,079	698	2,810
Depreciation and amortization	248	341	626	1,215
Acquisition-related transaction and integration costs	—	—	269	269
Operating expenses	1,281	1,420	1,593	4,294
Operating income/(loss)	$3,159	$811	$(276)	$3,694
Total other income/(expense), net				(800)
Income before income tax expense				$2,894
No customer accounted for more than 10% of our consolidated revenues, less transaction-based expenses during 2025, 2024, or 2023.
Geographical Information
The following represents our revenues, less transaction-based expenses, net assets and net property and equipment based on the geographic location (in millions):

	United States	Foreign Countries	Total
Revenues, less transaction-based expenses:
Year ended December 31, 2025	$6,316	$3,615	$9,931
Year ended December 31, 2024	$6,038	$3,241	$9,279
Year ended December 31, 2023	$5,246	$2,742	$7,988
Net assets:
As of December 31, 2025	$21,252	$7,739	$28,991
As of December 31, 2024	$20,235	$7,485	$27,720
Property and equipment, net:
As of December 31, 2025	$2,359	$332	$2,691
As of December 31, 2024	$1,865	$288	$2,153
The foreign countries category above primarily relates to the U.K. and to a lesser extent, EU, India, Israel, Canada and Singapore.

20.    Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations in 2025, 2024 and 2023 (in millions, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Basic:
Net income attributable to Intercontinental Exchange, Inc.	$3,315	$2,754	$2,368
Weighted average common shares outstanding	572	573	564
Basic earnings per common share	$5.79	$4.80	$4.20
Diluted:
Weighted average common shares outstanding	572	573	564
Effect of dilutive securities - stock options and restricted stock	3	3	1
Diluted weighted average common shares outstanding	575	576	565
Diluted earnings per common share	$5.77	$4.78	$4.19
Basic earnings per common share is calculated using the weighted average common shares outstanding during the periods.
Common equivalent shares from stock options and restricted stock awards, calculated using the treasury stock method, are included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. As of December 31, 2025, 2024, and 2023, there were 100,000, 188,000 and 791,000, respectively, outstanding stock options and restricted stock awards excluded from the computation of diluted earnings per common share because had they been included, they would have had an antidilutive effect. As of both December 31, 2025 and 2024, there were 5,000 restricted stock units that were vested but have not been issued included in the computation of diluted earnings per share. Certain figures in the table above may not recalculate due to rounding.
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
(b) Management’s Annual Report on Internal Control over Financial Reporting and the Attestation Report of the Independent Registered Public Accounting Firm. Management is responsible for establishing and maintaining adequate control over financial reporting and has evaluated the effectiveness of the system of internal control using the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework. Management’s report on its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 and the attestation report of Ernst & Young LLP on our internal control over financial reporting are set forth in Part II, Item 8 of this Annual Report.
(c) Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9 (B).    OTHER INFORMATION
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K

Item 5.02. Compensatory Arrangements of Certain Officers.
On February 1, 2026, the Company entered into revised employment agreements for Jeffrey C. Sprecher, Chairman and Chief Executive Officer, Benjamin Jackson, President, Intercontinental Exchange, Warren Gardiner, Chief Financial Officer, Lynn Martin, President, NYSE Group and Christopher Edmonds, President, Fixed Income & Data Services, as well as revised employment agreements for each of the Company’s other U.S. executive officers, collectively referred to as the Employment Agreements. The terms of each Employment Agreement are substantially similar, other than the employment term (and corresponding cash severance multiple) that applies to each executive (three years for Mr. Sprecher, two years for Messrs. Jackson, Gardiner and Edmonds and Ms. Martin, and generally one year for each other U.S. executive officer).
Among other modifications, the revisions include the addition of a retirement termination provision, for which eligibility generally requires: (1) the executive’s age plus years of service is equal to or greater than 65; (2) the executive is at least 55 years of age; (3) the executive has been an officer for at least five years; and (4) the executive provides a minimum of six months’ written notice of retirement. Upon a retirement termination, the executive will be entitled to continued vesting of equity awards granted following the effective date of the revised employment agreement and more than 12 months prior to retirement (based on actual performance for performance awards); provided that the executive agrees to extend the executive’s restrictive covenants through such vesting periods. Further, upon a termination for disability or death, the executive (or his or her beneficiary, legal representative or estate) will be entitled to a prorated current year target bonus and any earned but unpaid bonus for the prior year.
The Company also made certain other modifications to the Employment Agreements to reflect, among other things, changes that have occurred in the Company’s business and operations since the Employment Agreements were last amended. These changes include, but are not limited to, updates to each executive’s base salary and target annual bonus and equity award opportunity as reflected in the Employment Agreements, updates to the definition of the Company’s “business” (as defined in the Employment Agreement) for purposes of the post-employment non-competition obligation, and additions of certain other provisions consistent with the Company’s current practices in executive agreements, such as a non-disparagement obligation. Additionally, Mr. Sprecher’s Employment Agreement provides that his post-employment non-competition and non-solicitation obligations will apply following a change in control termination and extends his confidentiality obligations to be perpetual, consistent with the Employment Agreements with the other executives.

The descriptions of the Employment Agreement modifications set forth above are not complete and are qualified in all respects by reference to the Employments Agreements. Copies of the Employment Agreements are attached hereto as Exhibits 10.1 through 10.6 and incorporated herein by reference.
(b) Insider Trading Arrangements and Policies. The following officers and directors adopted plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act:
(1) On November 3, 2025, Benjamin R. Jackson, our President, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) January 31, 2027 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 63,572 shares plus an undetermined number of shares to be sold resulting from the vesting of performance-based restricted stock units less the amount of shares that will be withheld to satisfy the payment of Mr. Jackson's tax withholding obligations.
(2) On November 7, 2025, Douglas A. Foley, our SVP, Human Resources & Administration, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) December 10, 2026 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 6,400 shares.
(3) On November 25, 2025, Andrew J. Surdykowski, our General Counsel, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) January 18, 2027 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 8,166 shares plus an undetermined number of shares to be sold resulting from the vesting of performance-based restricted stock units less the amount of shares that will be withheld to satisfy the payment of Mr. Surdykowski's tax withholding obligations.
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

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our Board of Directors set forth under the caption “Proposal 1 — Election of Directors — Nominees for Election as Directors at the 2026 Annual Meeting” in our Proxy Statement for our 2026 Annual Meeting of Stockholders, or the 2026 Proxy Statement, is incorporated herein by reference. Information relating to our executive officers is, pursuant to General Instruction G(3) of Form 10-K, set forth below under the caption “Executive Officers.” Information regarding compliance by our directors and executive officers and owners of more than ten percent of our Common Stock with the reporting requirements of Section 16(a) of the Exchange Act (Item 405 of Regulation S-K), set forth under the caption “Delinquent Section 16(a) Reports” in the 2026 Proxy Statement is incorporated herein by reference. Information relating to our financial expert serving on our Audit Committee (Item 407(d)(5) of Regulation S-K), our Nominating and Corporate Governance Committee (Item 407(c)(3) of Regulation S-K), and our Audit Committee (Item 407(d)(4) of Regulation S-K) is set forth under the caption “Meetings and Committees of the Board of Directors” in our 2026 Proxy Statement and is incorporated herein by reference.

Executive Officers

Name	Age	Title
Jeffrey C. Sprecher	70	Chair and Chief Executive Officer
A. Warren Gardiner	45	Chief Financial Officer
Christopher S. Edmonds	56	President, Fixed Income & Data Services
Douglas A. Foley	54	SVP, Human Resources & Administration
Benjamin R. Jackson	53	President
Mayur V. Kapani	57	Chief Technology Officer
Elizabeth K. King	58	Global Head of Clearing & Chief Regulatory Officer
Lynn C. Martin	49	President, NYSE Group and Chair, ICE Fixed Income & Data Services
Andrew J. Surdykowski	55	General Counsel
Stuart G. Williams	49	Chief Operating Officer
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
ITEM 11.    EXECUTIVE COMPENSATION
Information relating to executive compensation set forth under the captions “Compensation Discussion & Analysis,” “2025 Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Non-Employee Director Compensation,” and “Compensation Committee Report” in our 2026 Proxy Statement is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding ownership of our common stock by certain persons as set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2026 Proxy Statement is incorporated herein by reference. In addition, information in tabular form relating to securities authorized for issuance under our equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in this Annual Report and “Share-Based Compensation” and “Pension and Other Benefit Programs” as described in Notes 11 and 17 to our consolidated financial statements in this Annual Report.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and transactions between our company and certain of our affiliates as set forth under the caption “Certain Relationships and Related Transactions” in our 2026 Proxy Statement is incorporated herein by reference. In addition, information regarding our directors’ independence (Item 407(a) of Regulation S-K) as set forth under the caption “Item 1 — Election of Directors — Nominees for Election as Directors at the 2026 Annual Meeting” in our 2026 Proxy Statement is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accountant fees and services of our independent registered public accounting firm, Ernst & Young LLP, is set forth under the caption “Information About Our Independent Registered Public Accounting Firm Fees and Services” in our 2026 Proxy Statement and is incorporated herein by reference.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    Documents Filed as Part of this Report.
    (1)    Financial Statements

Our consolidated financial statements and the related reports of management and our independent registered public accounting firm which are required to be filed as part of this Report are included in this Annual Report on Form 10-K. These consolidated financial statements are as follows:
•Consolidated Balance Sheets as of December 31, 2025 and 2024.
•Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023.
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023.
•Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest for the years ended December 31, 2025, 2024 and 2023.
•Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023.
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

4.6	—
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

4.9	—
Form of 2.100% Senior Notes due 2030 (included as an exhibit to the Second Supplemental Indenture dated as of May 26, 2020) (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 26, 2020, File No. 001-36198).

4.10	—
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

4.12	—
Form of 1.850% Senior Notes due 2032 (included as an exhibit to the Third Supplemental Indenture dated as of August 20, 2020) (incorporated by reference to Exhibit 4.4 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 20, 2020, File No. 001-36198).

4.13	—
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

4.16	—
Form of 4.000% Senior Notes due 2027 (included as an exhibit to the Fourth Supplemental Indenture dated as of May 23, 2022) (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2022, File No. 001-36198).

4.17	—
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

4.22	—
Form of 3.625% Senior Notes due 2028 of Black Knight InfoServ, LLC (included as an exhibit to the Indenture dated as of August 26, 2020) (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2023, File No. 001-36198).

4.23	—
First Supplemental Indenture, dated February 28, 2024, among Black Knight InfoServ, LLC, the guarantors party thereto and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on March 1, 2024, File No. 001-36198).

4.24	—
Fifth Supplemental Indenture, dated as of May 13, 2024, between Intercontinental Exchange, Inc., as issuer, and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on May 13, 2024, File No. 001-36198).

4.25	—
Form of 5.250% Senior Notes due 2031 (included as an exhibit to the Fifth Supplemental Indenture dated as of May 13, 2024) (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on May 13, 2024, File No. 001-36198).

4.26	—
Sixth Supplemental Indenture, dated as of June 5, 2024, between Intercontinental Exchange, Inc. and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on June 5, 2024, File No. 001-36198).

4.27	—
Form of 3.625% Senior Notes due 2028 (included as an exhibit to the Sixth Supplemental Indenture dated as of June 5, 2024) (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on June 5, 2024, File No. 001-36198).

4.28	—
Registration Rights Agreement, dated as of June 5, 2024, between Intercontinental Exchange, Inc. and Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as dealer managers (incorporated by reference to Exhibit 4.4 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on June 5, 2024, File No. 001-36198).

4.29	—
Seventh Supplemental Indenture, dated as of November 17, 2025, between Intercontinental Exchange, Inc., as issuer, and Computershare Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on November 17, 2025, File No. 001-36198).

4.30	—
Form of 3.950% Senior Notes due 2028 (included as an exhibit to the Seventh Supplemental Indenture dated as of November 17, 2025) (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on November 17, 2025, File No. 001-36198).

4.31	—
Form of 4.200% Senior Notes due 2031 (included as an exhibit to the Seventh Supplemental Indenture dated as of November 17, 2025) (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on November 17, 2025, File No. 001-36198).

4.32*	—	Description of ICE’s Securities Registered under Section 12 of the Exchange Act.
10.1*	—	Employment Agreement effective as of February 1, 2026 between Intercontinental Exchange Holdings, Inc. and Jeffrey C. Sprecher.
10.2*	—	Employment Agreement effective as of February 1, 2026 between Intercontinental Exchange Holdings, Inc. and A. Warren Gardiner.
10.3*	—	Employment Agreement effective as of February 1, 2026 between ICE Data Services, Inc. and Christopher S. Edmonds.
10.4*	—	Employment Agreement effective as of February 1, 2026 between Intercontinental Exchange Holdings, Inc. and Benjamin R. Jackson.
10.5*	—	Employment Agreement effective as of February 1, 2026 between NYSE Market (DE), Inc. and Lynn C. Martin.
10.6*	—	Form of Employment Agreement between Intercontinental Exchange Holdings, Inc. and the other U.S. officers.
10.7	—
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

10.10	—
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

10.18	—
Form of 2024 Performance-Based Restricted Stock Unit Award Agreement (EBITDA) used with respect to grants of performance-based restricted stock units by the Company under the Intercontinental Exchange, Inc. 2022 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.17 to Intercontinental Exchange, Inc.'s Annual Report on Form 10-K filed with the SEC on February 6, 2025, File No. 001-36198).

10.19	—
Form of 2024 Performance-Based Restricted Stock Unit Award Agreement (3-YEAR EBITDA) used with respect to grants of performance-based restricted stock units by the Company under the Intercontinental Exchange, Inc. 2022 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.18 to Intercontinental Exchange, Inc.'s Annual Report on Form 10-K filed with the SEC on February 6, 2025, File No. 001-36198).

10.20	—
Form of Restricted Stock Award Agreement used with respect to grants of restricted stock units by the Company under the Intercontinental Exchange, Inc. 2022 Omnibus Employee Incentive Plan (incorporated by reference to Exhibit 10.19 to Intercontinental Exchange, Inc.'s Annual Report on Form 10-K filed with the SEC on February 6, 2025, File No. 001-36198).

10.21	—
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

10.26	—
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

10.29	—
Form of Agreement Relating to Noncompetition and Other Covenants signed by each of the non-employee directors and by Intercontinental Exchange, Inc. (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 17, 2016, File No. 001-36198).

10.30	—
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

10.31	—
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

10.32	—
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

10.36	—
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

10.37	—
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

10.38	—
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

10.39	—
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

10.40	—
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

10.41	—
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

10.42	—
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

10.43	—
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

10.44	—
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
The following materials from Intercontinental Exchange, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest, (iv) the Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	—	The cover page from Intercontinental Exchange, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline XBRL.

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

Intercontinental Exchange, Inc. (Registrant)

Date: February 5, 2026	By:	/s/ Jeffrey C. Sprecher
Jeffrey C. Sprecher
Chair and Chief Executive Officer
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey C. Sprecher and A. Warren Gardiner, and each of them his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report in 2025 and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the date indicated.

Signatures	Title	Date

/s/ Jeffrey C. Sprecher	Chair and Chief Executive Officer (principal executive officer)	February 5, 2026
Jeffrey C. Sprecher

/s/ A. Warren Gardiner	Chief Financial Officer (principal financial officer)	February 5, 2026
A. Warren Gardiner

/s/ James W. Namkung	Chief Accounting Officer and Corporate Controller (principal accounting officer)	February 5, 2026
James W. Namkung

/s/ Sharon Y. Bowen	Director	February 5, 2026
Sharon Y. Bowen

/s/ Shantella E. Cooper	Director	February 5, 2026
Shantella E. Cooper

/s/ Duriya M. Farooqui	Director	February 5, 2026
Duriya M. Farooqui

/s/ Lord Hague of Richmond	Director	February 5, 2026
The Rt. Hon. the Lord Hague of Richmond

/s/ Lord Hill of Oareford	Director	February 5, 2026
The Rt. Hon. the Lord Hill of Oareford CBE

/s/ Mark F. Mulhern	Director	February 5, 2026
Mark F. Mulhern

/s/ Thomas E. Noonan	Director	February 5, 2026
Thomas E. Noonan

/s/ Caroline L. Silver	Director	February 5, 2026
Caroline L. Silver

/s/ Judith A. Sprieser	Director	February 5, 2026
Judith A. Sprieser

/s/ Martha A. Tirinnanzi	Director	February 5, 2026
Martha A. Tirinnanzi