Form 10-Q
period 2026-03-31
Intercontinental Exchange, Inc.
filed 2026-04-30
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☑
As of April 27, 2026, the number of shares of the registrant’s Common Stock outstanding was 565,512,495 shares.

INTERCONTINENTAL EXCHANGE, INC.
Form 10-Q
Quarterly Period Ended March 31, 2026

PART I. Financial Statements
Item 1.    Consolidated Financial Statements
Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except par value)

	As of March 31, 2026 (Unaudited)
		As of December 31, 2025

Assets:
Current assets:
Cash and cash equivalents	$863	$837
Short-term restricted cash and cash equivalents	631	748
Short-term restricted investments	884	629
Cash and cash equivalent margin deposits and guaranty funds	117,610	76,789
Invested deposits, delivery contracts receivable and unsettled variation margin	4,016	4,437
Customer accounts receivable, net of allowance for doubtful accounts of $19 and $21 at March 31, 2026 and December 31, 2025, respectively	2,382	1,552
Prepaid expenses and other current assets	679	786
Total current assets	127,065	85,778
Property and equipment, net	2,707	2,691
Other non-current assets:
Goodwill	30,634	30,646
Other intangible assets, net	15,108	15,353
Long-term restricted cash and cash equivalents	326	240
Long-term restricted investments	70	141
Other non-current assets	3,267	2,038
Total other non-current assets	49,405	48,418
Total assets	$179,177	$136,887
Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$1,311	$1,078
Accrued salaries and benefits	161	455
Deferred revenue	640	204
Short-term debt	1,751	1,035
Margin deposits and guaranty funds	117,610	76,789
Invested deposits, delivery contracts payable and unsettled variation margin	4,016	4,437
Other current liabilities	200	118
Total current liabilities	125,689	84,116
Non-current liabilities:
Non-current deferred tax liability, net	4,136	3,998
Long-term debt	18,619	18,609
Accrued employee benefits	173	174
Non-current operating lease liability	615	635
Other non-current liabilities	383	364
Total non-current liabilities	23,926	23,780
Total liabilities	149,615	107,896
Commitments and contingencies
Redeemable non-controlling interests in consolidated subsidiaries	32	22

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)
(In millions, except par value)

	As of March 31, 2026 (Unaudited)
		As of December 31, 2025

Equity:
Intercontinental Exchange, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.01 par value; 1,500 shares authorized; 655 and 566 shares issued and outstanding at March 31, 2026, respectively, and 653 and 567 shares issued and outstanding at December 31, 2025, respectively	7	7
Treasury stock, at cost; 89 and 86 shares at March 31, 2026 and December 31, 2025, respectively	(8,442)	(7,792)
Additional paid-in capital	16,767	16,643
Retained earnings	21,397	20,281
Accumulated other comprehensive loss	(251)	(224)
Total Intercontinental Exchange, Inc. stockholders’ equity	29,478	28,915
Non-controlling interests in consolidated subsidiaries	52	54
Total equity	29,530	28,969
Total liabilities and equity	$179,177	$136,887

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Exchanges	$2,470	$2,123
Fixed income and data services	657	596
Mortgage technology	539	510
Total revenues	3,666	3,229
Transaction-based expenses:
Section 31 fees	—	262
Cash liquidity payments, routing and clearing	689	494
Total revenues, less transaction-based expenses	2,977	2,473
Operating expenses:
Compensation and benefits	505	481
Professional services	35	40
Acquisition-related transaction and integration costs	41	32
Technology and communication	238	213
Rent and occupancy	24	21
Selling, general and administrative	85	76
Depreciation and amortization	384	389
Total operating expenses	1,312	1,252
Operating income	1,665	1,221
Other income/(expense):
Interest income	24	33
Interest expense	(203)	(206)
Other income, net	411	19
Total other income/(expense), net	232	(154)
Income before income tax expense	1,897	1,067
Income tax expense	465	255
Net income	$1,432	$812
Net income attributable to non-controlling interests	(19)	(15)
Net income attributable to Intercontinental Exchange, Inc.	$1,413	$797
Earnings per share attributable to Intercontinental Exchange, Inc. common stockholders:
Basic	$2.49	$1.39
Diluted	$2.48	$1.38
Weighted average common shares outstanding:
Basic	567	574
Diluted	570	577

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$1,432	$812
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(28)	35
Change in equity method investment	1	—
Other comprehensive income/(loss)	(27)	35
Comprehensive income	$1,405	$847
Comprehensive income attributable to non-controlling interests	(19)	(15)
Comprehensive income attributable to Intercontinental Exchange, Inc.	$1,386	$832
See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interests
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interests in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interests
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Value	Shares	Value
Balance, as of December 31, 2025	653	$7	(86)	$(7,792)	$16,643	$20,281	$(224)	$54	$28,969	$22
Other comprehensive loss	—	—	—	—	—	—	(27)	—	(27)	—
Stock-based compensation	—	—	—	—	89	—	—	—	89	—
Exercise of common stock options	—	—	—	—	5	—	—	—	5	—
Issuance of restricted stock	2	—	—	—	—	—	—	—	—	—
Shares withheld for taxes on employee equity awards	—	—	—	(95)	—	—	—	—	(95)	—
Issuance under the employee stock purchase plan	—	—	—	—	30	—	—	—	30	—
Repurchases of common stock	—	—	(3)	(555)	—	—	—	—	(555)	—
Contributions from equity partners	—	—	—	—	—	—	—	9	9	10
Distributions of profits	—	—	—	—	—	—	—	(30)	(30)	—
Dividends paid to stockholders	—	—	—	—	—	(297)	—	—	(297)	—
Net income attributable to non-controlling interests	—	—	—	—	—	(19)	—	19	—	—
Net income	—	—	—	—	—	1,432	—	—	1,432	—
Balance, as of March 31, 2026	655	$7	(89)	$(8,442)	$16,767	$21,397	$(251)	$52	$29,530	$32

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interests in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Value	Shares	Value
Balance, as of December 31, 2024	651	$7	(77)	$(6,385)	$16,292	$18,071	$(338)	$51	$27,698	$22
Other comprehensive income	—	—	—	—	—	—	35	—	35	—
Stock-based compensation	—	—	—	—	66	—	—	—	66	—
Exercise of common stock options	—	—	—	—	13	—	—	—	13	—
Issuance of restricted stock	2	—	—	—	—	—	—	—	—	—
Shares withheld for taxes on employee equity awards	—	—	(1)	(95)	—	—	—	—	(95)	—
Issuance under the employee stock purchase plan	—	—	—	—	30	—	—	—	30	—
Repurchases of common stock	—	—	(1)	(241)	—	—	—	—	(241)	—
Contribution from equity partners	—	—	—	—	—	—	—	11	11	—
Distributions of profits	—	—	—	—	—	—	—	(30)	(30)	—
Dividends paid to stockholders	—	—	—	—	—	(278)	—	—	(278)	—
Net income attributable to non-controlling interests	—	—	—	—	—	(15)	—	15	—	—
Net income	—	—	—	—	—	812	—	—	812	—
Balance, as of March 31, 2025	653	$7	(79)	$(6,721)	$16,401	$18,590	$(303)	$47	$28,021	$22

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net income	$1,432	$812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	384	389
Stock-based compensation	78	57
Deferred taxes	140	(60)
Gain on investments	(389)	—
Net income from unconsolidated investees	(26)	(29)
Other	12	14
Changes in assets and liabilities:
Customer accounts receivable	(833)	(387)
Other current and non-current assets	(110)	(38)
Section 31 fees payable	—	(56)
Deferred revenue	435	370
Other current and non-current liabilities	203	(106)
Total adjustments	(106)	154
Net cash provided by operating activities	1,326	966
Investing activities:
Capital expenditures	(64)	(85)
Capitalized software development costs	(112)	(104)
Purchases of invested margin deposits	(1,724)	(2,344)
Proceeds from invested margin deposits	1,424	481
Cash paid for acquisitions, net of cash acquired	—	(11)
Purchases of equity and equity method investments	(802)	—
Purchases of restricted investments	(748)	(183)
Proceeds from restricted investments	572	100
Other investing activities	34	(7)
Net cash used in investing activities	(1,420)	(2,153)
Financing activities:
Proceeds from/(Redemption of) commercial paper, net	716	(96)
Repurchases of common stock	(551)	(241)
Dividends paid to stockholders	(297)	(278)
Change in cash and cash equivalent margin deposits and guaranty funds liability	41,121	2,999
Shares withheld for taxes on employee equity awards	(95)	(95)
Other financing activities	24	(6)
Net cash provided by financing activities	40,918	2,283
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	(8)	10
Net increase in cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	40,816	1,106
Cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at beginning of period	78,614	84,503
Cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at end of period	$119,430	$85,609
Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In millions)
(Unaudited)

	Three Months Ended March 31,
Supplemental cash flow disclosure:	2026	2025
Cash paid for interest	$209	$194
Cash paid for income taxes	$66	$166

Reconciliation of the components of cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds to the consolidated balance sheets:	As of March 31, 2026	As of March 31, 2025
Cash and cash equivalents	$863	$783
Short-term restricted cash and cash equivalents	631	1,235
Long-term restricted cash and cash equivalents	326	305
Cash and cash equivalent margin deposits and guaranty funds	117,610	83,286
Total	$119,430	$85,609

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

2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by us in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting. Accordingly, the unaudited consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2025. The unaudited consolidated financial statements reflect all adjustments that are, in our opinion, necessary for a fair presentation of results for the interim periods presented. We believe that these adjustments are of a normal recurring nature.
Preparing financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying disclosures. Actual amounts could differ from those estimates. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
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
We have considered the impacts of macroeconomic conditions during the quarter, including interest rates, inflation rates, changes in tariffs and trade policies, prolonged U.S. government shutdowns, geopolitical events and military conflicts, including repercussions from, and the impacts that, any of the foregoing may have on the global economy and on our business. As of March 31, 2026, our businesses and operations, including our exchanges, clearing houses, listings venues, data services businesses and mortgage platforms, have not suffered a material negative impact as a result of these events. There continues to be uncertainty surrounding the current macroeconomic environment and the impact that it may have on the global economy and on our business.

Recently Adopted Accounting Pronouncements
During the three months ended March 31, 2026, there were no significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in the 2025 Form 10-K.

3.    Investments
The carrying value of our investments, which are included in other non-current assets within our consolidated balance sheets, consisted of the following (in millions):

	As of March 31, 2026	As of December 31, 2025
Equity securities:
Equity investments without readily determinable fair values	$2,385	$1,194
Equity method investments	441	414
Equity investments measured using NAV practical expedient	6	6
Total carrying value of our equity and equity method investments	$2,832	$1,614
Equity Investments Without Readily Determinable Fair Values
We record any unrealized gains and losses from remeasurement, which we refer to as upward or downward adjustments, within other income, net, in our consolidated statements of income. During the three months ended March 31, 2026, we recorded $389 million of upward adjustments due to the identification of an observable price change described below. During the three months ended March 31, 2026, there were no downward adjustments, including impairments, identified.
For the investments we still held as of March 31, 2026, cumulative upward adjustments between January 1, 2018, the date we adopted the measurement alternative, and March 31, 2026 were $426 million and cumulative downward adjustments were $3 million.
Polymarket
On October 7, 2025, we entered into an agreement to purchase 9.6 million shares of Series D Preferred Stock of Blockratize, Inc., doing business as Polymarket, a prediction market and information platform tracking event probabilities across markets, politics, sport and culture, for $1.0 billion. At the time of investment, our Series D Preferred Stock ownership represented approximately 17% and 11% ownership of the outstanding and fully diluted shares of Polymarket, respectively.
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
On March 26, 2026, we invested an additional $600 million in Polymarket pursuant to a Series E Preferred Stock Purchase Agreement, acquiring approximately 4.2 million shares of Series E Preferred Stock. The rights and preferences of the Series E Preferred Stock are substantially similar to those of our Series D Preferred Stock, including liquidation preference, dividend rights, anti-dilution protections, conversion rights, and voting rights.
The Series E transaction constitutes an observable price change in an orderly transaction for a similar investment of the same issuer under the measurement alternative guidance. Accordingly, we recorded a gain of $389 million related to measuring our Series D Preferred Stock based on the implied fair value indicated by the Series E transaction price.
As of March 31, 2026, the total carrying value of our Series D and E Preferred Stock investments was approximately $2.0 billion and represented approximately 23% and 14% ownership of the outstanding and fully diluted shares of Polymarket, respectively. Although our combined ownership exceeds 20% of the outstanding shares of Polymarket, the Series D and E Preferred Stock are not considered in-substance common stock and therefore do not qualify for equity method accounting under ASC 323. Therefore, we account for these investments as equity securities without a readily determinable fair value using the measurement alternative guidance under ASC 321.

OKX
On March 3, 2026, we entered into an agreement to purchase approximately 0.9 million shares of Series C Preferred Shares of OKC Holdings Corporation, the parent company of OKX, a blockchain technology and trading company, for $200 million. Our investment represents less than 1% ownership of OKX.
Equity Method Investments
Our equity method investments include the Options Clearing Corporation, or OCC, and Bakkt, Inc., or Bakkt, among others. We recognized income of $26 million and $29 million as our share of estimated income/loss, net, from our equity method investments during the three months ended March 31, 2026 and 2025, respectively. The estimated income is primarily related to our share of net income of OCC, partially offset by our share of net losses of Bakkt. Both periods include adjustments to reflect the difference between reported prior period actual results from our original estimates.
During the three months ended March 31, 2026, there were no other-than-temporary impairments of our equity method investments identified.
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
Bakkt
As of March 31, 2026 and December 31, 2025, we held an approximate 26% and 31% economic interest in Bakkt, respectively. The decrease in ownership during the three months ended March 31, 2026 primarily reflects the dilutive effect of Bakkt's issuances of Class A common stock and pre-funded warrants during the period, including shares sold under its at-the-market equity program and a registered direct offering completed during the period. As of March 31, 2026, we do not have any value assigned to the equity method investment carrying value for Bakkt primarily due to our continued recording of our share of losses. As Bakkt is a public company with a readily available market price, the fair value of our investment was $58 million, which was based on the quoted market price of Bakkt Class A common stock as of March 31, 2026.
Equity Investments Measured Using NAV
We estimate the fair value of certain of our equity investments each reporting period using the net asset value per share, or NAV, practical expedient. During the three months ended March 31, 2026, we recorded an immaterial fair value adjustment estimated using the NAV of our ownership interests.

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
Refer to Notes 2 and 5 to the consolidated financial statements included in Part II, Item 8 of our 2025 Form 10-K where we describe our revenue recognition accounting policies and our primary revenue contract classifications in detail.
Disaggregation of Revenues
The following tables depict the disaggregation of our revenues according to business line and segment (in millions). Amounts here have been aggregated as they follow consistent revenue recognition patterns, and are consistent with the segment information in Note 14:

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Three Months Ended March 31, 2026:
Total revenues (1)	$2,470	$657	$539	$3,666
Transaction-based expenses	689	—	—	689
Total revenues, less transaction-based expenses	$1,781	$657	$539	$2,977

Timing of Revenue Recognition
Services transferred at a point in time	$1,182	$129	$135	$1,446
Services transferred over time	599	528	404	1,531
Total revenues, less transaction-based expenses	$1,781	$657	$539	$2,977
(1) Included in total revenues is revenue related to net interest income earned on cash margin received from clearing members at certain ICE clearing houses. These amounts were $28 million and $26 million recorded in our Exchanges and Fixed Income and Data Services segments, respectively.

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
(1) Included in total revenues is revenue related to net interest income earned on cash margin received from clearing members at certain ICE clearing houses. These amounts were $25 million and $26 million recorded in our Exchanges and Fixed Income and Data Services segments, respectively.

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

The components of services transferred over time for each of our segments are as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Exchanges Segment:
Data services revenues	$277	$246
Services transferred over time related to risk management of open interest performance obligations	161	109
Services transferred over time related to listings	128	122
Services transferred over time related to regulatory fees, trading permits, and software licenses	33	38
Total	$599	$515

Fixed Income and Data Services Segment:
Data services revenues	$514	$471
Services transferred over time related to risk management of open interest performance obligations in our CDS business	14	11
Total	$528	$482

Mortgage Technology Segment:
Recurring revenues	$401	$397
Other	3	3
Total	$404	$400

Total consolidated revenues transferred over time	$1,531	$1,397
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
As of March 31, 2026, the aggregate amount of the transaction price that was allocated to our future performance obligations was approximately $3.5 billion and was primarily related to contracts with customers in our Mortgage Technology segment. We expect this amount to be recognized as revenue as follows: 29% by December 31, 2026, 76% by December 31, 2028, 94% by December 31, 2030 and the rest thereafter.
Contract Assets
Substantially all of our contract assets are related to contracts with customers in our Mortgage Technology segment. As of March 31, 2026 and December 31, 2025, the balance of our contract assets was $85 million and $89 million, respectively. Our allowance for contract asset credit losses was nominal for both periods.

5.    Deferred Revenue
Our contract liabilities, or deferred revenue, represent consideration received that is yet to be recognized as revenue. Total deferred revenue was $726 million as of March 31, 2026, including $640 million in current deferred revenue and $86 million in other non-current liabilities in our consolidated balance sheets. The changes in our deferred revenue during the three months ended March 31, 2026 are as follows (in millions):

	Listings Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at January 1, 2026	$119	$101	$72	$292
Additions	473	169	33	675
Amortization	(128)	(80)	(33)	(241)
Deferred revenue balance at March 31, 2026	$464	$190	$72	$726
The changes in our deferred revenue during the three months ended March 31, 2025 are as follows (in millions):

	Listings Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at January 1, 2025	$119	$130	$84	$333
Additions	461	139	38	638
Amortization	(122)	(100)	(46)	(268)
Deferred revenue balance at March 31, 2025	$458	$169	$76	$703
Included in the amortization recognized during the three months ended March 31, 2026 is $85 million related to the deferred revenue balance as of January 1, 2026. Included in the amortization recognized during the three months ended March 31, 2025 is $88 million related to the deferred revenue balance as of January 1, 2025. As of March 31, 2026, the remaining deferred revenue balance will be recognized over the period of time we satisfy our performance obligations as described in Note 4.

6.    Goodwill and Other Intangible Assets
The following is a summary of the activity in our goodwill balance by segment for the three months ended March 31, 2026 (in millions):

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Goodwill balance at December 31, 2025	$8,175	$4,864	$17,607	$30,646
Foreign currency translation	(10)	(1)	(1)	(12)
Goodwill balance at March 31, 2026	$8,165	$4,863	$17,606	$30,634

The following is a summary of the activity in our other intangible assets balance for the three months ended March 31, 2026 (in millions):

Other intangible assets balance at December 31, 2025	$15,353
Foreign currency translation	(8)
Amortization of other intangible assets	(237)
Other intangible assets balance at March 31, 2026	$15,108
Foreign currency translation adjustments result from a portion of our goodwill and other intangible assets primarily being held at our U.K., EU and Canadian subsidiaries, whose functional currencies are not the U.S. dollar.
During the three months ended March 31, 2026, we considered whether events or changes in circumstances indicated that our goodwill or indefinite-lived intangible assets may be impaired or finite-lived intangible assets may not be recoverable. After evaluating relevant events and circumstances, we determined it was not more-likely-than-not that goodwill or indefinite-lived intangible assets within any of our reporting units were impaired, and we determined that the carrying amounts of our finite-lived intangible assets were recoverable. We plan to perform our annual impairment testing in the fourth quarter of 2026.

7.    Debt
The carrying value of our total debt, including short-term and long-term debt, consisted of the following (in millions):

	As of March 31, 2026	As of December 31, 2025
Short-term debt:
Commercial Paper	$1,751	$1,035
Total short-term debt	1,751	1,035
Long-term debt:
2027 Senior Notes (4.00%; due September 15, 2027)	1,496	1,495
2027 Senior Notes (3.10%; due September 15, 2027)	499	499
2028 Senior Notes (3.625%; due September 1, 2028)	959	954
2028 Senior Notes (3.75%; due September 21, 2028)	598	597
2028 Senior Notes (3.95%; due December 1, 2028)	595	594
2029 Senior Notes (4.35%; due June 15, 2029)	1,245	1,245
2030 Senior Notes (2.10%; due June 15, 2030)	1,242	1,242
2031 Senior Notes (4.20%; due March 15, 2031)	640	640
2031 Senior Notes (5.25%; due June 15, 2031)	745	745
2032 Senior Notes (1.85%; due September 15, 2032)	1,490	1,489
2033 Senior Notes (4.60%; due March 15, 2033)	1,492	1,491
2040 Senior Notes (2.65%; due September 15, 2040)	1,234	1,234
2048 Senior Notes (4.25%; due September 21, 2048)	1,234	1,234
2050 Senior Notes (3.00%; due June 15, 2050)	1,224	1,224
2052 Senior Notes (4.95%; due June 15, 2052)	1,468	1,468
2060 Senior Notes (3.00%; due September 15, 2060)	1,473	1,473
2062 Senior Notes (5.20%; due June 15, 2062)	985	985
Total long-term debt	18,619	18,609
Total debt	$20,370	$19,644
As of March 31, 2026, our unsecured senior notes of $18.6 billion had a weighted average maturity of 13 years and a weighted average cost of 3.7% per annum.
Credit Facilities
We have a $3.9 billion senior unsecured revolving credit facility, or the Credit Facility, with future capacity to increase our borrowings under the Credit Facility by an additional $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. The maturity date of the Credit Facility is May 31, 2029, and no amounts were outstanding under the Credit Facility as of March 31, 2026.
As of March 31, 2026, of the $3.9 billion that was available for borrowing under the Credit Facility, $1.8 billion was required to back-stop the notes outstanding under our U.S. dollar commercial paper program, or the Commercial Paper Program, and $168 million was required to support certain broker-dealer and other subsidiary commitments. Amounts required to back-stop notes outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $2.0 billion is available for working capital and general corporate purposes including, but not limited to, acting as a back-stop to future amounts outstanding under the Commercial Paper Program.
Our India subsidiaries maintain $14 million of credit lines for their general corporate purposes. As of March 31, 2026, there were no amounts outstanding under these credit lines.
Commercial Paper Program
Our Commercial Paper Program is currently backed by the borrowing capacity available under the Credit Facility, as described above. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense. During the three months ended March 31, 2026, we had net borrowings of $716 million under the Commercial Paper Program.
Commercial paper notes of $1.8 billion with original maturities ranging from 1 to 45 days were outstanding as of March 31, 2026, with a weighted average interest rate of 4.1% per annum, and a weighted average remaining maturity of 24 days.

8.    Stock-Based Compensation
Refer to Note 11 to the consolidated financial statements included in Part II, Item 8 of our 2025 Form 10-K for a detailed description of the Company's stock-based compensation awards, including information related to vesting terms, service, performance, and market conditions.
The non-cash compensation expenses recognized in our consolidated statements of income for stock options, restricted stock units, or RSUs, and under our employee stock purchase plan were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Classified as compensation and benefits expenses:
Stock options and RSUs	$60	$54
ESPP	4	4
Capitalized as software development costs	(7)	(6)
Total	$57	$52
Classified as acquisition-related transaction and integration costs	21	5
Total non-cash compensation expense	$78	$57
Stock Options
We have not granted any stock option awards since 2024.
Restricted Stock Units Activity
During the three months ended March 31, 2026, we granted the following:

Award Type	Number of units (in thousands)	Weighted average grant date fair value
Service condition RSUs	922	$164.81
One-year EBITDA PSUs	277	$164.81
Year-three EBITDA PSUs	120	$164.81
TSR-based PSUs	93	$228.86
Total	1,412	$169.03
We recognize expense on our performance-based RSUs, or PSUs, based on our quarterly assessment of the probable actual performance as compared to our financial performance targets.
As of March 31, 2026, our best estimate is that the financial performance level will be above target for the one-year EBITDA PSUs granted in 2026, the year-three EBITDA PSUs granted in 2024, and our deal incentive PSUs granted in October 2023. Our best estimate for the year-three EBITDA PSUs granted in 2025 and 2026 remains at target.
Qualifying Retirement Provision
During 2026, the Company entered into revised employment agreements with executive officers which included, among other changes, a retirement termination provision. If the retirement termination requirements are met, upon a qualified retirement, the executive officer will be entitled to any outstanding equity awards granted after February 1, 2026 and more than twelve months prior to the qualified retirement termination date, and the underlying shares will be delivered on the award's originally scheduled vesting dates with performance and market condition RSUs settled based on actual results in accordance with their terms. This retirement termination provision will result in accelerated recognition of compensation expense for awards granted to officers who meet the retirement termination requirements or will meet the requirements during the awards' explicit vesting period. We recognize compensation cost over the requisite service period which is the period from the grant date to when the officer becomes eligible for the retirement termination provision and has provided twelve months of service beyond the award grant date as described above.
Employee Stock Purchase Plan
There have been no material changes to our ESPP during the three months ended March 31, 2026. For a full description of the plan's terms, refer to Note 11 to the consolidated financial statements included in Part II, Item 8 of our 2025 Form 10-K. ESPP-related compensation expense may fluctuate period over period based on employee participation levels and changes in the fair value at the grant date.

9.    Equity
Treasury Stock
Stock Repurchase Program
In December 2025, our Board approved an aggregate of $3.0 billion for future repurchases of our common stock with no fixed expiration date, effective January 1, 2026, replacing the prior authorization. During the three months ended March 31, 2026, we repurchased a total of 3.5 million shares at a cost of $551 million, of which 1.3 million shares were purchased on the open market at a cost of $200 million during an open trading period and the remainder under our 10b5-1 trading plan. During the three months ended March 31, 2025, we repurchased a total of 1.4 million shares at a cost of $241 million under the 10b5-1 trading plan. We recorded $4 million of excise tax in treasury stock as part of the cost basis of the shares repurchased during the three months ended March 31, 2026; excise tax was nominal during the three months ended March 31, 2025. Shares repurchased are held in treasury stock. As of March 31, 2026, the remaining balance of Board approved funds for future repurchases was $2.5 billion.
Shares withheld for taxes on employee equity awards
During the three months ended March 31, 2026 and 2025, we withheld shares to satisfy employee tax withholding obligations upon the vesting of RSUs, which we recorded as treasury stock at a cost of $95 million in each period.
Dividends
During the three months ended March 31, 2026 and 2025, we declared and paid cash dividends per share of $0.52 and $0.48 for an aggregate payout of $297 million and $278 million, respectively.
Non-Controlling Interests
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the non-ICE interests are shown as non-controlling interests.
As of March 31, 2026, our non-controlling interests included those related to the non-ICE limited partners' interest in our CDS clearing subsidiaries and third-parties' interest in ICE Futures Abu Dhabi.
As of March 31, 2026, we also had redeemable non-controlling interests, reflected in temporary equity within our consolidated balance sheet, related to third-parties' interests in an entity acquired by us in 2024 and separately, in a new entity we formed during the three months ended March 31, 2026. These are reflected as redeemable non-controlling interests due to put rights held by non-ICE members to require us to purchase their interests.
Accumulated Other Comprehensive Income/(Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income/ (loss) (in millions):

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2025	$(186)	$9	$(47)	$(224)
Other comprehensive income/(loss)	(28)	1	—	(27)
Income tax expense	—	—	—	—
Net current period other comprehensive income/(loss)	(28)	1	—	(27)
Balance, as of March 31, 2026	$(214)	$10	$(47)	$(251)

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2024	$(285)	$9	$(62)	$(338)
Other comprehensive income	35	1	—	36
Income tax expense	—	(1)	—	(1)
Net current period other comprehensive income	35	—	—	35
Balance, as of March 31, 2025	$(250)	$9	$(62)	$(303)

10.    Income Taxes
Our effective tax rate was 25% and 24% during the three months ended March 31, 2026 and 2025, respectively. The effective tax rate for the three months ended March 31, 2026 was higher than the effective tax rate for the comparable period in 2025 primarily due to a deferred tax expense increase from state apportionment changes and reduced tax benefits from non-cash compensation, partially offset by tax benefits associated with prior year refund claims.
The Organisation for Economic Cooperation and Development, or OECD, Global Anti-Base Erosion Pillar Two minimum tax rules, or Pillar Two, which generally provide for a minimum effective tax rate of 15%, are intended to apply to tax years beginning in 2024. The EU member states and many other countries, including the U.K., our most significant non-U.S. jurisdiction, have committed to implement or have already enacted legislation adopting the Pillar Two rules. In July 2023, the U.K. enacted the U.K. Finance Act 2023, effective as of January 1, 2024, which included provisions to implement certain portions of the Pillar Two minimum tax rules and included an election to apply a transitional safe harbor to extend certain effective dates to accounting periods commencing on or before December 31, 2026 and ending on or before June 30, 2028. In January 2026, the OECD released a comprehensive package of administrative guidance implementing the Group of Seven leading industrialized democracies, or G7’s, June 2025 political agreement on a “Side-by-Side” system. This system, if implemented by each relevant jurisdiction, will apply for accounting periods beginning on or after January 1, 2026, and will effectively exempt U.S. parented groups from the main international components of Pillar Two. These Pillar Two rules did not have a material impact on our financial statements as of March 31, 2026 or December 31, 2025.

11.    Clearing Operations
We operate six clearing houses, each of which acts as a central counterparty that becomes the buyer to every seller and the seller to every buyer for its clearing members, participants, or contracting parties, or collectively, Members. Through this central counterparty function, the clearing houses provide financial security for each transaction for the duration of the position by limiting counterparty credit risk.
Our clearing houses are responsible for providing clearing services to each of our futures exchanges, and in some cases to third-party execution venues, and are as follows, referred to herein collectively as "the ICE Clearing Houses":

Clearing House	Products Cleared	Execution Venues	Location
ICE Clear Europe	Energy, agricultural, interest rates and equity index futures and options contracts	ICE Futures Europe, ICE Futures U.S., ICE Endex, ICE Futures Abu Dhabi and ICE Endex Spot Ltd	U.K.
ICE Clear U.S.	Agricultural, metals, foreign exchange, or FX, interest rate and equity index futures and options contracts	ICE Futures U.S.	U.S.
ICE Clear Credit	OTC North American, European, Asian-Pacific and Emerging Market CDS instruments	ICE Swap Trade and other unaffiliated third-party venues	U.S.
ICE Clear Netherlands	Equity, equity indices and interest rate derivatives	ICE Endex and ICE Futures Europe	The Netherlands
ICE Clear Singapore	Energy, metals and financial futures products	ICE Futures Singapore	Singapore
ICE NGX	Physical North American natural gas, environmental commodities and physical and financial electricity	ICE NGX	Canada
Each ICE Clearing House bears financial counterparty credit risk and provides a central counterparty guarantee, or performance guarantee, to its Members. In its guarantor role, each ICE Clearing House stands as the central counterparty on every contract cleared, having equal and offsetting claims to and from Members on opposite sides of each contract. To reduce their exposure, the ICE Clearing Houses have risk management programs and defined rules covering initial and ongoing membership standards, original or initial margin requirements, collateral and liquidity management, a variation margin process, intraday risk monitoring, ICE contribution to the guaranty fund, and default insurance (where applicable). In addition, with the exception of ICE NGX, which offers only a direct-access clearing model, each ICE Clearing House has defined rules on customer segregation and portability, a mutualized guaranty fund, and powers of assessment.
Each of the ICE Clearing Houses is a separate legal entity and is not subject to the liabilities of the others, or the obligations of Members of the other ICE Clearing Houses.
Members' Collateral
The amounts that Members are required to maintain are determined by proprietary risk models established by each ICE Clearing House and reviewed by the relevant regulators, independent model validators, and the risk committee and board of each respective ICE Clearing House. The amounts required may fluctuate over time. Generally, margin requirements for Members consist of the following:
•Original margin (referred to as "initial margin" by certain ICE Clearing Houses, and collectively as "original margin" herein): Represents the collateralization of market risk determined such that a portfolio the ICE Clearing House may be required to liquidate following a Member default can be closed or auctioned without recourse to resources other than those deposited by the defaulting Member, assuming an appropriate risk confidence level and liquidation period.
•Variation margin: The daily profits and losses to and from the ICE Clearing Houses by Members due to the marking-to-market of open contracts.
•Guaranty fund (mutualized ICE Clearing Houses only): Contributions from Members proportional to the risk of their positions and sized pursuant to the mutualized ICE Clearing Houses' guaranty fund methodology with the purpose to cover losses which exceed the resources of a defaulting Member.
Of the six ICE Clearing Houses that we operate, five require Members to contribute to a guaranty fund which mutualizes the risk of default among all Members. ICE NGX operates a non-mutualized, direct clearing operation.
Mutualized Clearing Houses
Each mutualized ICE Clearing House sets rules on the type of collateral Members can deposit to satisfy the margin requirements described above. Member cash deposits are received and held at central banks, highly-rated financial institutions or secured through reverse repurchase agreements with primarily overnight maturities or direct investments primarily in U.S. Treasury and other highly-rated non-U.S. government securities. Reverse repurchase agreements are valued daily and are subject to collateral maintenance provisions pursuant to which the counterparty must provide additional collateral, if needed, to maintain sufficient collateralization. Coinciding with our cash and cash equivalent policy, cash deposits that qualify as cash and cash equivalents are recorded as current assets in "Cash and cash equivalent margin deposits and guaranty funds" with an equal offset in current liabilities in "Margin deposits and guaranty funds" within our consolidated balance sheets. Member cash deposits which we secure via direct investments that do not qualify as cash equivalents are recorded as current assets in "Invested deposits, delivery contracts receivable and unsettled variation margin" with an equal offset in current liabilities in "Invested deposits, delivery contracts payable and unsettled variation margin" within our consolidated balance sheets.
Member non-cash collateral can be in the form of government obligations or European emission allowance certificates. These non-cash collateral deposits are not reflected in our consolidated balance sheets as the risks and rewards of these assets remain with the Member that deposited the assets unless the respective ICE Clearing House has sold or re-pledged the assets (which the ICE Clearing Houses do not do in the ordinary course of business) or in the event of default of the Member, where the Member is no longer entitled to the collateral assets. For certain deposits, we may impose discount or “haircut” rates to ensure adequate collateral if market values fluctuate.
ICE NGX
ICE NGX requires its Members to maintain cash or letters of credit to serve as collateral in the event of default, including as original margin. The cash is maintained in a segregated bank account for the benefit of the Member separate from ICE NGX funds. Since ICE NGX can only use the cash or draw from the letters of credit in the event of a default by the Member, these balances are not included in our consolidated balance sheets.
For the majority of the contracts cleared at ICE NGX, variation margin is not settled daily; instead, it is accrued daily to each Member's account and ICE NGX requires full collateralization of net accrued variation losses. The fair value of open contracts, or unsettled variation margin, and the contract value of delivered but unpaid contracts, or delivery contracts receivable, are recorded as current assets in "Invested deposits, delivery contracts receivable and unsettled variation margin" with an equal offset in current liabilities in "Invested deposits, delivery contracts payable and unsettled variation margin" within our consolidated balance sheets.

Cash Collateral (Mutualized Clearing Houses) and Delivery Contracts Receivable and Unsettled Variation Margin (ICE NGX) Balances
The unsettled variation margin and delivered contracts receivable balance at ICE NGX and the cash collateral posted by Members at our mutualized clearing houses are broken out by margin requirement and clearing house as follows (in millions):

	As of March 31, 2026
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$75,059	$29,288	$7,279	$—	$5	$111,631
Unsettled variation margin, net	—	—	—	395	—	395
Guaranty fund	3,045	5,199	811	—	3	9,058
Delivery contracts receivable, net	—	—	—	542	—	542
Total	$78,104	$34,487	$8,090	$937	$8	$121,626

	As of December 31, 2025
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$40,627	$23,965	$7,088	$—	$4	$71,684
Unsettled variation margin, net	—	—	—	740	—	740
Guaranty fund	3,075	3,986	817	—	6	7,884
Delivery contracts receivable, net	—	—	—	918	—	918
Total	$43,702	$27,951	$7,905	$1,658	$10	$81,226
Details of our deposits are as follows (in millions):

Cash and Cash Equivalent Margin Deposits and Guaranty Funds
Clearing House	Investment Type	As of March 31, 2026	As of December 31, 2025
ICE Clear Europe	National bank account	$4,477	$5,368
ICE Clear Europe	Reverse repo	60,381	33,020
ICE Clear Europe	Sovereign debt	9,475	2,359
ICE Clear Europe	Demand deposits	692	176
ICE Clear Credit	National bank account	24,102	19,422
ICE Clear Credit	Reverse repo	6,527	4,965
ICE Clear Credit	Demand deposits	3,858	3,564
ICE Clear U.S.	Reverse repo	7,594	7,342
ICE Clear U.S.	Sovereign debt	496	563
Other ICE Clearing Houses	Demand deposits	8	10
Total cash and cash equivalent margin deposits and guaranty funds		$117,610	$76,789

Invested Deposits, Delivery Contracts Receivable and Unsettled Variation Margin
Clearing House	Investment Type	As of March 31, 2026	As of December 31, 2025
ICE NGX	Unsettled variation margin and delivery contracts receivable	$937	$1,658
ICE Clear Europe	Invested deposits - sovereign debt	3,079	2,779
Total invested deposits, delivery contracts receivable and unsettled variation margin		$4,016	$4,437
ICE Clear Europe periodically enters into foreign currency swaps in order to rebalance liquidity buffers for certain currencies. As of March 31, 2026, there were no outstanding swaps.

Non-cash Collateral (Mutualized Clearing Houses) and Cash and Letters of Credit (ICE NGX) Balances
These pledged assets are not reflected in our balance sheets and are as follows (in millions):

	As of March 31, 2026
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$43,701	$42,854	$16,975	$—	$103,530
Letters of credit	—	—	—	3,349	3,349
Emissions certificates at fair value	974	—	—	—	974
ICE NGX cash deposits	—	—	—	765	765
Total	$44,675	$42,854	$16,975	$4,114	$108,618
Guaranty fund:
Government securities at face value	$812	$2,245	$302	$—	$3,359

	As of December 31, 2025
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$26,797	$38,504	$14,337	$—	$79,638
Letters of credit	—	—	—	3,960	3,960
Emissions certificates at fair value	1,399	—	—	—	1,399
ICE NGX cash deposits	—	—	—	947	947
Total	$28,196	$38,504	$14,337	$4,907	$85,944
Guaranty fund:
Government securities at face value	$736	$1,944	$287	$—	$2,967
Total Collateral
As of March 31, 2026 and December 31, 2025, the ICE Clearing Houses had received or had been pledged $233.6 billion and $170.1 billion, respectively, in cash and non-cash collateral in original margin and guaranty fund deposits to cover price movements of underlying contracts for both periods.
ICE Clearing Houses' Liquidity Facilities
As of March 31, 2026, the following facilities were in place at the respective ICE Clearing House to support liquidity needs:
•ICE Clear Europe: $1.0 billion in committed repurchase agreement facilities, or Committed Repo, to have the ability to convert securities held as collateral into U.S. dollar, euro and pound sterling deposits with same day liquidity.
•ICE Clear Credit: $300 million in Committed Repo (U.S. dollar based) to have the ability to convert U.S. dollar/euro denominated sovereign debt held as collateral into U.S. dollar/euro deposits with same day liquidity, €250 million in Committed Repo (euro based) to have the ability to convert euro/U.S. dollar denominated sovereign debt deposits held as collateral into euro/U.S. dollar denominated deposits with same day liquidity, and €1.9 billion in committed FX facilities to have the ability to convert available U.S. dollar denominated cash into euro denominated cash to meet a euro denominated payment obligation with same day liquidity.
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
•ICE NGX: $100 million committed with an additional $200 million uncommitted daylight-overnight liquidity facility with a third-party Canadian chartered bank to provide liquidity in the event of a settlement shortfall, subject to certain conditions.

ICE Contributions to the Guaranty Funds and Default Insurance
We have contributed our own capital to each ICE Clearing House's respective guaranty fund that could be used if a defaulting Member’s original margin and guaranty fund deposits are insufficient. Such amounts, referred to as skin in the game or SITG contributions, are recorded as long-term restricted cash and cash equivalents and long-term restricted investments in our consolidated balance sheets.
We also maintain default insurance at ICE Clear Europe, ICE Clear U.S. and ICE Clear Credit as an additional layer of clearing member default protection. The default insurance for these three ICE Clearing Houses was renewed in September 2025 and has a three-year term. Similar to the SITG contribution, the default insurance layer is not intended to replace or reduce the position risk-based amount of the guaranty fund. As a result, the default insurance layer is not a factor that is included in the calculation of the Members' guaranty fund contribution requirement. Instead, it serves as an additional, distinct, and separate default resource that should serve to further protect the non-defaulting Members’ guaranty fund contributions from being mutualized in the event of a default.
As of March 31, 2026, ICE NGX maintains a guaranty fund of $215 million funded by a $200 million letter of credit issued by a major Canadian chartered bank and backed by default insurance underwritten by Export Development Canada, a Crown corporation operated at arm’s length from the Canadian government, plus $15 million held as restricted cash to fund the first loss amount that ICE NGX is responsible for under the default insurance policy. In the event of a Member default where the defaulting Member’s collateral is depleted, the shortfall would be covered by a draw down on the letter of credit following which ICE NGX would file a claim under the default insurance to recover additional losses up to $200 million beyond the $15 million first-loss amount that ICE NGX is responsible for under the default insurance policy. ICE NGX has also set aside $30 million of its own capital that could be used for liquidity purposes in the event of a Member default.
ICE's contribution to the respective guaranty funds and default insurance is broken out by each ICE Clearing House as follows (in millions):

	ICE Portion of Guaranty Fund Contribution		Default insurance
Clearing House	As of March 31, 2026	As of December 31, 2025	As of March 31, 2026	As of December 31, 2025
ICE Clear Europe	$208	$197	$100	$100
ICE Clear U.S.	80	75	25	25
ICE Clear Credit	50	50	75	75
ICE Clear Netherlands	12	13	N/A	N/A
ICE Clear Singapore	1	1	N/A	N/A
ICE NGX	45	45	200	200
Total	$396	$381	$400	$400
Clearing House Exposure
Each ICE Clearing House has defined default management rules and procedures. Our financial exposure as guarantor represents the risk that a Member default generates losses that exhaust the defaulting Member's resources and require the use of our SITG contribution and, in an extreme scenario, generates losses that exceed all available default waterfall resources, including at a mutualized ICE Clearing House, the non-defaulting Members' guaranty fund contributions and powers of assessment. Below is a depiction of our default waterfall which summarizes the lines of defense and layers of protection we maintain for our clearing houses:

Through the clearing operations described above, each ICE Clearing House provides a performance guarantee to its Members. Excluding the effects of the default management protections depicted above, each ICE Clearing House's maximum estimated exposure for this guarantee would be the intra-day or full-day change in fair value if all Members who have open positions with unrealized losses simultaneously defaulted, which is an extremely unlikely scenario. The levels of original margin are calibrated such that a portfolio the ICE Clearing House may be required to liquidate following a Member default can be closed or auctioned without recourse to resources other than those deposited by the defaulting Member, assuming an appropriate risk confidence level and liquidation period. In addition to the base margin model, each ICE Clearing House, depending on its products, employs a number of margin add-ons related to position concentration, Member capital, volatility, spread responses, recovery rate sensitivity, jump-to-default, and wrong-way risk.
We also assessed the fair value of our performance guarantee, considering factors including daily settlement of contracts, margining and collateral requirements, other elements of our risk management program, historical evidence of default payments, and estimated probability of potential default payouts by each ICE Clearing House. Based on these analyses, the estimated performance guarantee liability was determined to be nominal, and no liability was recorded as of March 31, 2026. None of the ICE Clearing Houses has ever experienced a Member default that required the use of the guaranty funds of non-defaulting Members or the assets of the ICE Clearing Houses, including our SITG contribution.

12.    Legal Proceedings
In the ordinary course of our business, from time to time we are subject to legal proceedings, lawsuits, government investigations and other claims with respect to a variety of matters. In addition, we are subject to periodic reviews, inspections, examinations and investigations by regulators in the U.S. and other jurisdictions, any of which may result in claims, legal proceedings, assessments, fines, penalties, restrictions on our business or other sanctions. We record estimated expenses and reserves for legal or regulatory matters or other claims when these matters present loss contingencies that are probable and the related amount is reasonably estimable and gain contingencies when they become certain. Any such accruals may be adjusted as circumstances change. Assessments of losses are inherently subjective and involve unpredictable factors. While the outcome of legal and regulatory matters is inherently difficult to predict and/or the range of loss often cannot be reasonably estimable, we do not believe that the liabilities, if any, which may ultimately result from the resolution of the various legal and regulatory matters that arise in the ordinary course of our business are likely to have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to these legal and regulatory matters. A range of possible losses related to certain cases cannot be reasonably estimated at this time, other than a nominal accrual related to a regulatory matter that was recorded in a prior period and remains outstanding; no new amounts were recorded during the three months ended March 31, 2026. Individual matter disclosures in this Form 10-Q are limited to new significant matters or significant updates on existing matters since our 2025 Form 10-K.
For further information on our legal and regulatory matters, see Note 16 to the consolidated financial statements in Part II, Item 8 of our 2025 Form 10-K.

13.    Fair Value Measurements
Financial assets and liabilities recorded or disclosed at fair value in the consolidated balance sheets as of March 31, 2026 and December 31, 2025 were classified in their entirety based on the most significant lowest level input used in their valuation.
Recurring Fair Value Measurements
Our mutual funds are equity and fixed income mutual funds held for the purpose of providing future payments for our supplemental executive savings plan and our supplemental executive retirement plan. These mutual funds are classified as equity investments and measured at fair value using Level 1 inputs with adjustments recorded in net income. As of March 31, 2026 and December 31, 2025, the fair value of these mutual funds was $6 million and $20 million, respectively.
At our ICE NGX clearing house, unsettled variation margin is recorded at fair value based on the settlement prices of open contracts using Level 2 inputs. See Note 11 for more information.
Excluding our equity investments without a readily determinable fair value, all other financial instruments approximate carrying value due to the short-term nature of their maturities.
We did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of March 31, 2026 or December 31, 2025.
Non-Recurring Fair Value Measurements
We measure certain assets, such as intangible assets and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of March 31, 2026 and 2025, none of our intangible assets or equity method investments were required to be measured at fair value since no impairment indicators were identified.
We measure certain equity investments at fair value on a non-recurring basis using our policy election under ASC 321. During the three months ended March 31, 2026, we recorded a total gain of $389 million related to the identification of an observable price change in a similar investment of one of our investees, which represented a Level 3 input. Refer to Note 3 for more information. During the three months ended March 31, 2025, no material adjustments were recorded.
Financial Instruments Not Measured at Fair Value
The table below displays the fair value of our debt as of March 31, 2026 (in millions). The fair values of our fixed rate notes were estimated using Level 2 inputs including quoted market prices for these instruments. The fair value of our commercial paper was estimated using Level 2 inputs. The commercial paper includes a discount and fair value was determined to approximate the carrying value due to the short term to maturity.

	As of March 31, 2026
Debt:	Carrying Amount	Fair value
Commercial Paper	$1,751	$1,751
2027 Senior Notes (4.00%; due September 15, 2027)	1,496	1,495
2027 Senior Notes (3.10%; due September 15, 2027)	499	492
2028 Senior Notes (3.625%; due September 1, 2028)	959	985
2028 Senior Notes (3.75%; due September 21, 2028)	598	593
2028 Senior Notes (3.95%; due December 1, 2028)	595	595
2029 Senior Notes (4.35%; due June 15, 2029)	1,245	1,248
2030 Senior Notes (2.10%; due June 15, 2030)	1,242	1,137
2031 Senior Notes (4.20%; due March 15, 2031)	640	641
2031 Senior Notes (5.25%; due June 15, 2031)	745	774
2032 Senior Notes (1.85%; due September 15, 2032)	1,490	1,266
2033 Senior Notes (4.60%; due March 15, 2033)	1,492	1,487
2040 Senior Notes (2.65%; due September 15, 2040)	1,234	907
2048 Senior Notes (4.25%; due September 21, 2048)	1,234	1,006
2050 Senior Notes (3.00%; due June 15, 2050)	1,224	801
2052 Senior Notes (4.95%; due June 15, 2052)	1,468	1,332
2060 Senior Notes (3.00%; due September 15, 2060)	1,473	869
2062 Senior Notes (5.20%; due June 15, 2062)	985	892
Total debt	$20,370	$18,271

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
Our chief operating decision maker, or CODM, is our Chair and Chief Executive Officer. Our CODM uses operating income/(loss) to assess performance and allocate resources for each of our segments, including decisions on product pricing and new products, strategic mergers and acquisitions, marketing costs, capital expenditures, employee headcount and compensation. Our CODM evaluates both budgeted and actual operating income/(loss), and the related growth, when assessing performance and making decisions about allocating resources as described above. The accounting policies of our reportable segments are the same as those described in Note 2 to our consolidated financial statements in our 2025 Form 10-K.
The information and amounts presented in the tables below align with the segment-level information regularly provided to our CODM. While revenues are recorded specifically in the segment in which they are earned or to which they relate, a significant portion of our operating expenses are not solely related to a specific segment because the expenses serve functions that are necessary for the operation of more than one segment. We directly allocate expenses when reasonably possible to do so. Otherwise, we use a pro-rata revenue approach as the allocation method for the expenses that do not relate solely to one segment and serve functions that are necessary for the operation of all segments. Our significant expense categories are other operating expenses, depreciation and amortization expenses and acquisition-related transaction and integration costs. Other operating expenses include the aggregate of compensation and benefits, professional services, technology and communication, rent and occupancy and selling, general and administrative expenses.

Our CODM does not review total assets or statements of income below operating income by segment; therefore, such information is not presented below. Our three segments do not engage in intersegment transactions.
Financial data for our business segments is as follows for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31, 2026
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$814	$—	$—	$814
Agricultural and metals futures and options	81	—	—	81
Financial futures and options	256	—	—	256
Cash equities and equity options	812	—	—	812
OTC and other	102	—	—	102
Data and connectivity services	277	—	—	277
Listings	128	—	—	128
Fixed income execution	—	31	—	31
CDS clearing	—	112	—	112
Fixed income data and analytics	—	322	—	322
Data and network technology	—	192	—	192
Origination technology	—	—	192	192
Closing solutions	—	—	57	57
Servicing software	—	—	222	222
Data and analytics	—	—	68	68
Revenues	2,470	657	539	3,666
Transaction-based expenses	689	—	—	689
Revenues, less transaction-based expenses	1,781	657	539	2,977
Other operating expenses	315	298	274	887
Depreciation and amortization	62	84	238	384
Acquisition-related transaction and integration costs	1	—	40	41
Operating expenses	378	382	552	1,312
Operating income/(loss)	$1,403	$275	$(13)	$1,665
Total other income/(expense), net				232
Income before income tax expense				$1,897

	Three Months Ended March 31, 2025
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$557	$—	$—	$557
Agricultural and metals futures and options	64	—	—	64
Financial futures and options	156	—	—	156
Cash equities and equity options	875	—	—	875
OTC and other	103	—	—	103
Data and connectivity services	246	—	—	246
Listings	122	—	—	122
Fixed income execution	—	31	—	31
CDS clearing	—	94	—	94
Fixed income data and analytics	—	299	—	299
Data and network technology	—	172	—	172
Origination technology	—	—	175	175
Closing solutions	—	—	47	47
Servicing software	—	—	221	221
Data and analytics	—	—	67	67
Revenues	2,123	596	510	3,229
Transaction-based expenses	756	—	—	756
Revenues, less transaction-based expenses	1,367	596	510	2,473
Other operating expenses	290	277	264	831
Depreciation and amortization	63	84	242	389
Acquisition-related transaction and integration costs	1	—	31	32
Operating expenses	354	361	537	1,252
Operating income/(loss)	$1,013	$235	$(27)	$1,221
Total other income/(expense), net				(154)
Income before income tax expense				$1,067

No customer accounted for more than 10% of our consolidated revenues, less transaction-based expenses during the three months ended March 31, 2026 or 2025.

15.    Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended March 31, 2026 and 2025 (in millions, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Basic:
Net income attributable to Intercontinental Exchange, Inc.	$1,413	$797
Weighted average common shares outstanding	567	574
Basic earnings per common share	$2.49	$1.39
Diluted:
Weighted average common shares outstanding	567	574
Effect of dilutive securities - stock options and RSUs	3	3
Diluted weighted average common shares outstanding	570	577
Diluted earnings per common share	$2.48	$1.38
Basic earnings per common share is calculated using the weighted average common shares outstanding during the period.
Using the treasury stock method, common equivalent shares from stock options and service condition RSUs are included in the computation of diluted earnings per common share unless their inclusion would be antidilutive. Performance condition RSUs and market condition RSUs are treated as contingently issuable shares and are included in diluted earnings per common share only if the applicable performance or market condition would be satisfied if the reporting date were the end of the contingency period and the result would be dilutive. There were no antidilutive stock options outstanding during the three months ended March 31, 2026 and 2025.

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
We also include references to third-party trademarks, such as FTSE® and MSCI®, trade names and service marks in this Quarterly Report. Except as otherwise expressly noted, our use or display of any such trademarks, trade names or service marks is not an endorsement or sponsorship and does not indicate any relationship between us and the parties that own such marks and names. FTSE® and the FTSE Indexes are trademarks and service marks of the London Stock Exchange plc and the London Stock Exchange Group Holdings Limited and are used under license. MSCI® and the MSCI Indexes are trademarks and service marks of MSCI, Inc. or its affiliates and are used under license.
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
•the impacts of a public health emergency or pandemic on our business, results of operations and financial condition, as well as the broader business environment;
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

These risks and other factors include, among others, those set forth in Part 1, Item 1(A) under the caption “Risk Factors” in our 2025 Form 10-K, as filed with the SEC on February 5, 2026. Due to the uncertain nature of these factors, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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
Our business has been impacted positively and negatively by these global economic conditions. For instance, due to market and interest rate volatility, including market volatility during the first three months of 2026, we have seen increased trading across a number of our products, such as energy, interest rate and equity futures, credit default swaps and bonds. Conversely, increases in mortgage interest rates over the past several years have resulted in reduced consumer and investor demand for mortgages and adversely impacted the transaction-based revenues in our Mortgage Technology segment. If mortgage rates further increase, or if mortgage lending practices change, our Mortgage Technology segment revenues may be further impacted. In addition, higher interest rates have resulted, and may continue to result, in higher interest rates for our debt instruments as we refinance our existing indebtedness.
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
Tax Policy Changes
In January 2026, the OECD released a comprehensive package of administrative guidance related to Pillar Two implementing the G7's June 2025 political agreement on a "Side-by-Side" system. This system, if implemented by each relevant jurisdiction, will apply for accounting periods beginning on or after January 1, 2026, and will effectively exempt U.S. parented groups from the main international components of Pillar Two. This new guidance on Pillar Two did not have a material impact on our financial statements as of March 31, 2026 or December 31, 2025.
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

Global policy makers have undertaken reviews of their existing legal frameworks governing financial markets in connection with regulatory reform, and have either passed new laws and regulations, or are in the process of debating and/or enacting new laws and regulations that apply to our business and to our customers’ businesses. Legislative and regulatory actions may impact the way in which we or our customers conduct business and may create uncertainty, which could affect trading volumes or demand for market data. See Part 1, Item 1 “Business — Regulation” and Part 1, Item 1(A) "Risk Factors" included in our 2025 Form 10-K for a discussion of the primary regulations applicable to our business and certain risks associated with those regulations.
Domestic and foreign policy makers continue to review their legal frameworks governing financial markets, and periodically change the laws and regulations that apply to our business and to our customers’ businesses. Our key areas of focus on these evolving efforts are:
•Increased Bank Capital Requirements. In March 2026, the Board of Governors of the Federal Reserve, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation issued re-proposals to implement various Basel Committee standards related to U.S. bank capital requirements, or the Basel III Endgame. The Basel III Endgame re-proposal eliminated both the credit valuation adjustment risk capital requirement and certain risk-based capital surcharge calculations related to bank-affiliated clearing members' exposures to their clearing clients. We are continuing to evaluate the potential impact of the proposals including on mortgage origination and servicing and will monitor developments as the rulemaking process progresses.
•EMIR 3.0. In February 2026, the Delegated Act specifying the Active Account Requirement, or AAR, under the European Market Infrastructure Regulation, or EMIR, known as EMIR 3.0, became effective. The AAR mandates EU market participants to establish accounts for euro-denominated short-term interest rate derivatives at an EU central counterparty and clear a certain number of trades in an EU account. In 2025, ICE Clear Netherlands was authorized to clear euro-denominated short-term interest rate derivatives traded at ICE Futures Europe and thus allows market participants in scope for the AAR to satisfy their obligations. Nevertheless, the AAR could result in a reduced volume of trading and clearing of euro-denominated short-term interest rate derivatives at ICE Futures Europe and ICE Clear Europe.
•Policy Intervention to Address High Energy Prices. In June 2025, the EU Commission established a Gas Market Task Force to review EU natural gas markets and issue recommendations including potential legislative or regulatory changes. In March 2026, the European Council directed the European Commission to review the EU Emissions Trading System, or EU ETS, by July 2026, with a focus on reducing carbon price volatility and limiting impact on electricity prices. Any resulting policy changes could affect ICE Endex, the primary European exchange for benchmark European gas contracts and the emissions allowance trading under the EU ETS, and ICE Clear Europe which clears those contracts.
•Digital Asset Regulation. The U.S. House and Senate are working to finalize market structure legislation, known as the Clarity Act, covering digital commodities and securities. If decentralized finance platforms offering products similar to regulated instruments are excluded from regulation, this could affect market and competitive dynamics and result in reduced contract volumes traded and cleared at our exchanges and clearing houses. We are monitoring the proposals and any impact on our exchanges and clearing houses.
•Prediction Markets. The CFTC has asserted that the Commodity Exchange Act preempts state laws governing prediction markets and reaffirmed its position that event contracts are swaps subject to the CFTC’s exclusive jurisdiction. In April 2026, the CFTC filed suits in several states to prevent states from applying their laws to CFTC registered prediction markets. In March 2026, the CFTC published an advanced notice of proposed rulemaking, or ANPRM, requesting comment on a broad range of issues relating to the regulation of event contracts traded on prediction markets and also published a staff advisory to Designated Contract Markets outlining staff’s views on the listing and trading of such contracts. Together, these actions signal the CFTC’s intent to develop a comprehensive federal regulatory framework for prediction markets. We are monitoring the potential impacts on our derivatives businesses, including effects on trading volumes.

Consolidated Financial Highlights
The following summarizes our results and significant changes in our consolidated financial performance for the periods presented (dollars in millions, except per share amounts).

(1)    Operating loss from our Mortgage Technology segment was $13 million and $27 million for the three months ended March 31, 2026 and 2025, respectively.
(2)    The adjusted figures exclude items that are not reflective of our cash operations or core business performance. Adjusted net income attributable to ICE is presented net of taxes. These adjusted numbers are not calculated in accordance with U.S. GAAP. See “—Non-GAAP Financial Measures” below.

	Three Months Ended March 31,
	2026	2025	Change*
Revenues, less transaction-based expenses	$2,977	$2,473	20%
Recurring revenues(1)	$1,320	$1,236	7%
Transaction revenues, net(1)	$1,657	$1,237	34%
Operating expenses	$1,312	$1,252	5%
Adjusted operating expenses(2)	$1,035	$964	7%
Operating income	$1,665	$1,221	36%
Adjusted operating income(2)	$1,942	$1,509	29%
Operating margin	56%	49%	7 pts
Adjusted operating margin(2)	65%	61%	4 pts
Other income/(expense), net	$232	$(154)	n/a
Income tax expense	$465	$255	82%
Effective tax rate	25%	24%	1 pt
Net income attributable to ICE	$1,413	$797	77%
Adjusted net income attributable to ICE(2)	$1,338	$995	34%
Diluted earnings per share attributable to ICE common stockholders	$2.48	$1.38	80%
Adjusted diluted earnings per share attributable to ICE common stockholders(2)	$2.35	$1.72	37%
Cash flows from operating activities	$1,326	$966	37%
Free cash flow(3)	$1,150	$777	48%
Adjusted free cash flow(3)	$1,150	$833	38%

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

(2) The adjusted figures exclude items that are not reflective of our ongoing cash operations or core business performance. Adjusted net income attributable to ICE and adjusted diluted earnings per share attributable to ICE common stockholders are presented net of taxes. These adjusted figures are not calculated in accordance with U.S. GAAP. See “—Non-GAAP Financial Measures” below.

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

*Percentage changes in the table above deemed "n/a" are not meaningful.
•Revenues, less transaction-based expenses, increased $504 million for the three months ended March 31, 2026 from the comparable period in 2025. See "—Exchanges Segment", "—Fixed Income and Data Services Segment" and "—Mortgage Technology Segment" below for a discussion of the significant changes in our revenues. The change in revenues during the three months ended March 31, 2026 includes $52 million in favorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable period in 2025.
•Operating expenses increased $60 million for the three months ended March 31, 2026, respectively, from the comparable period in 2025. See "—Consolidated Operating Expenses" below for a discussion of the significant changes in our operating expenses. The change in operating expenses during the three months ended March 31, 2026 includes $8 million in unfavorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable period in 2025.
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
For additional information regarding the factors that affect our results of operations, see Item 1(A) “Risk Factors” included in our 2025 Form 10-K.
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

Exchanges Segment
The following presents selected statements of income data for our Exchanges segment (dollars in millions):

REVENUES, LESS TRANSACTION-BASED EXPENSES
$ (Millions)
2,000
1,750
1,500
1,250
1,000
750
500
250
0
$1,367
$122
$246
$103
$119
$156
$64
$557
$1,781
$128
$277
$102
$123
$256
$81
$814
Q1 2025
Q1 2026
Listings
Data and connectivity services
OTC and other
Cash equities and equity options, net
Financial futures and options
Agricultural and metals futures and options
Energy futures and options

(1)    The adjusted figures in the charts above are calculated by excluding items that are not reflective of our cash operations or core business performance. As a result, these adjusted figures are not calculated in accordance with U.S. GAAP. See “—Non-GAAP Measures” below.

	Three Months Ended March 31,
	2026	2025	Change
Revenues:
Energy futures and options	$814	$557	46%
Agricultural and metals futures and options	81	64	26
Financial futures and options	256	156	65
Futures and options	1,151	777	48
Cash equities and equity options	812	875	(7)
OTC and other	102	103	(1)
Transaction and clearing, net	2,065	1,755	18
Data and connectivity services	277	246	13
Listings	128	122	5
Revenues	2,470	2,123	16
Transaction-based expenses(1)	689	756	(9)
Revenues, less transaction-based expenses	1,781	1,367	30
Other operating expenses	315	290	8
Depreciation and amortization	62	63	(1)
Acquisition-related transaction and integration costs	1	1	—
Operating expenses	378	354	7
Operating income	$1,403	$1,013	38%

Recurring revenues	$405	$368	10%
Transaction revenues, net	$1,376	$999	38%

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
For the three months ended March 31, 2026, and 2025, 31% and 24%, respectively, of our Exchanges segment revenues, less transaction-based expenses, were billed in pounds sterling or euros. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Exchanges segment revenues, less transaction-based expenses, were higher by $47 million for the three months ended March 31, 2026 from the comparable period in 2025.
Our Exchange transaction and clearing revenues are presented net of rebates. We recorded rebates of $665 million and $402 million for the three months ended March 31, 2026 and 2025, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. The increase in rebates for the three months ended March 31, 2026 was primarily due to higher volumes traded as compared to the comparable period in 2025.

•Energy Futures and Options: Total volume in our energy futures and options markets increased 32% and revenues increased 46% for the three months ended March 31, 2026 from the comparable period in 2025.
–Oil futures and options volume increased 41% for the three months ended March 31, 2026 from the comparable period in 2025. The overall increase in oil volumes in the first quarter of 2026 was due to higher overall volatility, driven by global supply disruptions that intensified in late February following the outbreak of the U.S.-Iran conflict.
–Global natural gas futures and options volume increased 21% for the three months ended March 31, 2026 from the comparable period in 2025. The volume increase in our North American gas products was driven by higher overall volatility related to increased demand constrained by a tightened domestic supply. In addition, continued growth in our TTF complex was, in part, driven by supply disruption risks and geopolitical uncertainty.
–Environmentals and other futures and options volume increased 23% for the three months ended March 31, 2026 from the comparable period in 2025, primarily due to higher emissions volume compared to the prior year period driven by political uncertainty and a sharp decline in European Union Allowance, or EUA, prices.
•Agricultural and Metals Futures and Options: Total volume in our agricultural and metals futures and options markets increased 29% and revenues increased 26% for the three months ended March 31, 2026 from the comparable period in 2025.
–Sugar futures and options volumes increased 22% for the three months ended March 31, 2026 from the comparable period in 2025. The increase in volumes during the three months ended March 31, 2026 was primarily due to geopolitical risk impacting our sugar markets.
–Other agricultural and metal futures and options volume increased 36% for the three months ended March 31, 2026 from the comparable period in 2025, primarily driven by geopolitical risks and shifting demand impacting our coffee and cocoa markets.
•Financial Futures and Options: Both total volume and revenues in our financial futures and options markets increased 65% for the three months ended March 31, 2026 from the comparable period in 2025.
–Interest rate futures and options volume increased 70% and revenues increased 80% for the three months ended March 31, 2026 from the comparable period in 2025, largely driven by heightened volatility following the outbreak of the U.S.-Iran conflict in late February, which triggered a global energy supply shock and materially altered central bank rate expectations.
–Other financial futures and options volume, which includes our MSCI®, FTSE® and NYSE FANG+ equity indices, U.S. Dollar Index and foreign exchange products, increased 14% and revenues increased 22% for the three months ended March 31, 2026 from the comparable period in 2025. The overall increase in other financial futures and options volumes was primarily due to higher equity market volatility compared to the prior year period.
•Cash Equities and Equity Options: Cash equities volume increased 39% for the three months ended March 31, 2026 from the comparable period in 2025, primarily due to higher industry volumes driven by geopolitical risks and higher retail participation. Cash equities revenues, net of transaction-based expenses, were $85 million and $81 million for the three months ended March 31, 2026 and 2025, respectively. The increase in revenue was primarily related to higher industry volumes partially offset by lower capture rate.
Equity options volume increased 23% for the three months ended March 31, 2026 from the comparable period in 2025, driven by higher industry volumes. Equity options revenues, net of transaction-based expenses, were $38 million for each of the three months ended March 31, 2026 and 2025. Revenue was flat primarily due to higher industry volumes that were offset by lower capture rate.
•OTC and Other: OTC and other transactions include revenues from our OTC energy business and other trade confirmation services, as well as net interest income and fees on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, exchange membership fees and agricultural grading and certification fees. Our OTC and other revenues decreased 1% for the three months ended March 31, 2026 from the comparable period in 2025 primarily due to lower exchange regulatory fees partially offset by higher net interest income on collateral balances.

•Data and Connectivity Services: Our data and connectivity services revenues increased 13% for the three months ended March 31, 2026 from the comparable period in 2025. The increase in revenue was driven by the strong customer retention, new customer additions and increased spending by existing customers.
•Listings Revenues: Through NYSE, NYSE American, NYSE Arca and NYSE Texas, we generate listings revenue related to the provision of listings services for public companies and ETFs, and related corporate actions for listed companies. Listings revenues increased 5% for the three months ended March 31, 2026 from the comparable period in 2025, primarily due to new listings. All listings fees are billed upfront, and revenues are recognized over time as the identified performance obligations are satisfied.
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
The following charts and tables present trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts):

Volume and Rate per Contract

	Three Months Ended March 31,
	2026	2025	Change
Number of contracts traded (in millions):
Energy futures and options	437	331	32%
Agricultural and metals futures and options	37	29	29
Financial futures and options	421	255	65
Total	895	615	45%
Average daily volume of contracts traded (in thousands):
Energy futures and options	7,163	5,431	32%
Agricultural and metals futures and options	608	470	29
Financial futures and options	6,694	4,067	65
Total	14,465	9,968	45%
Rate per contract:
Energy futures and options	$1.86	$1.68	11%
Agricultural and metals futures and options	$2.19	$2.24	(2)%
Financial futures and options	$0.60	$0.60	—%

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

Open Interest

	As of March 31,
	2026	2025	Change
Open interest — in thousands of contracts:
Energy futures and options	68,800	64,236	7%
Agricultural and metals futures and options	4,196	3,437	22
Financial futures and options	47,167	30,772	53
Total	120,163	98,445	22%

The following charts and tables present selected cash and equity options trading data. All trading volume below is presented as average net daily trading volume, or ADV, and is single counted:

	Three Months Ended March 31,
	2026	2025	Change
NYSE cash equities (shares in millions):
Total cash handled volume (ADV)	4,084	2,935	39%
Total cash market share matched	20.1%	18.3%	1.8 pts
NYSE equity options (contracts in thousands):
NYSE equity options volume (ADV)	12,421	10,080	23%
Total equity options volume (ADV)	62,647	53,604	17%
NYSE share of total equity options	19.8%	18.8%	1 pt
Revenue capture or rate per contract:
Cash equities rate per contract (per 100 shares)	$0.034	$0.046	(26)%
Equity options rate per contract	$0.05	$0.06	(21)%
Handled volume represents the total number of shares of equity securities and ETFs internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities and ETFs executed on our exchanges.
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

In May 2025, the SEC announced that it had ceased collecting Section 31 fees from self-regulatory organizations due to the expectation that the entire fiscal year 2025 appropriation would be collected before the date of the announcement. As a result, we did not incur any Section 31 fees for the three months ended March 31, 2026. Section 31 fees for the three months ended March 31, 2025 were $262 million. The fees we collect are included in cash at the time of receipt and we remit the amounts to the SEC twice a year as required. There were no Section 31 fees payable as of March 31, 2026, and Section 31 fees were reinstated in April 2026.
We make liquidity payments to cash and options trading customers, as well as routing charges made to other exchanges which are included in transaction-based expenses. We incur routing charges when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We record routing charges on a gross basis as a component of exchanges revenue. Cash liquidity payments, routing and clearing fees were $689 million and $494 million for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily due to higher volumes traded during the three months ended March 31, 2026 as compared to the comparable period in 2025.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Exchanges segment's operating expenses, operating income and operating margin (dollars in millions). See “—Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Exchanges Segment:	Three Months Ended March 31,
	2026	2025	Change
Operating expenses	$378	$354	7%
Adjusted operating expenses(1)	$362	$334	9%
Operating income	$1,403	$1,013	38%
Adjusted operating income(1)	$1,419	$1,033	37%
Operating margin	79%	74%	5 pts
Adjusted operating margin(1)	80%	76%	4 pts

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

	Three Months Ended March 31,
	2026	2025	Change
Revenues:
Fixed income execution	$31	$31	—%
CDS clearing	112	94	19
Fixed income data and analytics	322	299	8
Fixed income and credit	465	424	10
Data and network technology	192	172	12
Revenues	657	596	10
Other operating expenses	298	277	8
Depreciation and amortization	84	84	1
Operating expenses	382	361	6
Operating income	$275	$235	17%

Recurring revenues	$514	$471	9%
Transaction revenues	$143	$125	14%
In the table above, we consider fixed income data and analytics revenues and data and network technology revenues to be recurring revenues.
For each of the three months ended March 31, 2026 and 2025, 10% of our Fixed Income and Data Services segment revenues were billed in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues denominated in foreign currencies changes accordingly. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Fixed Income and Data Services revenues were higher by $5 million for the three months ended March 31, 2026 from the comparable period in 2025.
Fixed Income and Data Services Revenues
Our Fixed Income and Data Services revenues increased 10% for the three months ended March 31, 2026, from the comparable period in 2025, primarily due to strength in our fixed income data and analytics products and our data and network technology portfolio, and our CDS clearing business.
•Fixed Income Execution: Fixed income execution includes revenues from ICE Bonds. Execution fees are reported net of rebates, which were $2 million for each of the three months ended March 31, 2026 and 2025. Our fixed income execution revenues were flat for the three months ended March 31, 2026 from the comparable period in 2025.
•CDS Clearing: CDS clearing revenues increased 19% for the three months ended March 31, 2026 from the comparable period in 2025. Clearing fees are reported net of rebates, which were nominal for each of the three months ended March 31, 2026 and 2025. The notional value of CDS cleared was $9.9 trillion and $7.0 trillion for the three months ended March 31, 2026 and 2025, respectively. The increase in revenues during the three months ended March 31, 2026 was primarily due to higher clearing volumes driven by elevated market volatility from geopolitical events during the period.
•Fixed Income Data and Analytics: Our fixed income data and analytics revenues increased 8% for the three months ended March 31, 2026 from the comparable period in 2025 due to growth in our pricing and reference data business and strength in our index business.
•Data and Network Technology: Our data and network technology revenues increased 12% for the three months ended March 31, 2026 from the comparable period in 2025, driven by growth in our ICE Global Network offering, coupled with strength in our consolidated feeds, desktop and derivative analytics revenues.
Annual Subscription Value, or ASV, represents, at a point in time, data services revenues, which include fixed income data and analytics as well as data and network technology revenues, subscribed for the succeeding 12 months. ASV does not include new sales, contract terminations or price changes that may occur during that 12-month period. However, while it is an indicative forward-looking metric, it does not provide a precise growth forecast of the next 12 months of data services revenues. Management considers ASV metrics when making financial and operating decisions and believes ASV is useful for management and investors in understanding our data services business performance.

As of March 31, 2026, ASV was $2.036 billion, which increased 8.1% compared to the ASV as of March 31, 2025. ASV represents nearly 100% of total data services revenues for this segment. This does not adjust for year-over-year foreign exchange fluctuations.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Fixed Income and Data Services segment's operating expenses, operating income and operating margin (dollars in millions). See “—Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Fixed Income and Data Services Segment:	Three Months Ended March 31,
	2026	2025	Change
Operating expenses	$382	$361	6%
Adjusted operating expenses(1)	$346	$323	7%
Operating income	$275	$235	17%
Adjusted operating income(1)	$311	$273	14%
Operating margin	42%	39%	3 pts
Adjusted operating margin(1)	47%	46%	1 pt

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
$510
$67
$221
$47
$175
$539
$68
$222
$57
$192
Q1 2025
Q1 2026
Data and analytics
Servicing software
Closing solutions
Origination technology

(1)    The adjusted figures in the charts above are calculated by excluding items that are not reflective of our cash operations and core business performance. As a result, these adjusted figures are not calculated in accordance with U.S. GAAP. See “—Non-GAAP Financial Measures” below.

	Three Months Ended March 31,
	2026	2025	Change
Revenues:
Origination technology	$192	$175	10%
Closing solutions	57	47	20
Servicing software	222	221	1
Data and analytics	68	67	1
Revenues	539	510	6
Other operating expenses	274	264	4
Depreciation and amortization	238	242	(2)
Acquisition-related transaction and integration costs	40	31	30
Operating expenses	552	537	3
Operating loss	$(13)	$(27)	(54)%

Recurring revenues	$401	$397	1%
Transaction revenues	$138	$113	22%
In the table above, we consider subscription fees and certain other revenues to be recurring revenues. Each revenue classification above contains a mix of recurring and transaction revenues based on the various service offerings described in more detail below.
Mortgage Technology Revenues
Our mortgage technology revenues are derived from our comprehensive, end-to-end U.S. residential mortgage platform. Our mortgage technology business is intended to enable greater workflow efficiency and mitigate risks for customers throughout the mortgage life cycle. Mortgage technology revenues increased 6% for the three months ended March 31, 2026 from the comparable period in 2025 primarily due to higher origination volumes, revenue contributions from new client implementations, and renewal expansions with existing customers that drove broader product adoption.
•Origination technology: Our origination technology revenues increased 10% for the three months ended March 31, 2026, from the comparable period in 2025, driven by origination volume impacting Encompass and Encompass network revenues and renewal expansions of existing customers. These revenues are based on recurring Software as a Service, or SaaS, subscription fees, with an additive transaction-based or success-based pricing fee as lenders exceed the number of loans closed that are included with their monthly base subscription. Revenues from the Encompass network are largely transaction-based.
•Closing solutions: Our closing solutions revenues increased 20% during the three months ended March 31, 2026 from the comparable period in 2025, driven by higher industry volume impacting MERSCORP Holdings, Inc., or MERS, and Simplifile. Revenues from closing solutions are largely transaction-based, driven by the volume of loans closed.
•Servicing software: Our servicing software revenues increased 1% for the three months ended March 31, 2026 from the comparable period in 2025, driven by MSP new client implementations, contractual price increases, renewal expansions and default management revenues, primarily due to higher foreclosure transactions and loss mitigation revenue. This was partially offset by loan count declines related to customer merger and acquisition activity. Revenues from servicing solutions are primarily subscription-based and recurring in nature based on number of loans serviced, whereas revenues from default servicing solutions, which is a smaller portion of overall servicing software revenues, are largely transaction-based, driven by foreclosure volume.
•Data and analytics: Our Data and Analytics revenues increased 1% during the three months ended March 31, 2026 from the comparable period in 2025, driven by continued adoption of data solutions and increased purchases by existing customers. Revenues related to our data and analytics products are largely subscription-based and recurring in nature with a smaller portion transaction-based in nature.

Operating Expenses, Operating Income/(Loss) and Operating Margin
The following chart summarizes our Mortgage Technology segment's operating expenses, operating income/(loss) and operating margin (dollars in millions). See “—Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Mortgage Technology Segment:	Three Months Ended March 31,
	2026	2025	Change
Operating expenses	$552	$537	3%
Adjusted operating expenses(1)	$327	$307	6%
Operating loss	$(13)	$(27)	(54)%
Adjusted operating income(1)	$212	$203	4%
Operating margin	(2)%	(5)%	3 pts
Adjusted operating margin(1)	39%	40%	(1 pt)

(1)    The adjusted figures exclude items that are not reflective of our cash operations or core business performance. These adjusted numbers are not calculated in accordance with GAAP. See “—Non-GAAP Financial Measures”.

Consolidated Operating Expenses
The following presents our consolidated operating expenses (dollars in millions):

CONSOLIDATED OPERATING EXPENSES
$ (Millions)
1,500
1,250
1,000
750
500
250
0
$1,252
$389
$310
$72
$481
$1,312
$384
$347
$76
$505
Q1 2025
Q1 2026
Depreciation and amortization
Technology and communication, rent and occupancy, and selling, general and administrative
Professional services and acquisition-related transaction and integration costs
Compensation and benefits

	Three Months Ended March 31,
	2026	2025	Change
Compensation and benefits	$505	$481	5%
Professional services	35	40	(12)
Acquisition-related transaction and integration costs	41	32	30
Technology and communication	238	213	12
Rent and occupancy	24	21	11
Selling, general and administrative	85	76	12
Depreciation and amortization	384	389	(1)
Total operating expenses	$1,312	$1,252	5%

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

During each of the three months ended March 31, 2026 and 2025, 8% of our operating expenses were billed in pounds sterling or euros. Due to fluctuations in the U.S. dollar compared to the pound sterling and euro, our consolidated operating expenses were higher by $8 million for the three months ended March 31, 2026 from the comparable period in 2025.
Compensation and Benefits Expenses
Compensation and benefits expense is our most significant operating expense and includes non-capitalized employee wages, bonuses, stock-based compensation, certain severance costs, benefits and employer taxes. The bonus and stock compensation components of our compensation and benefits expense are based on both our financial performance and individual employee performance. Therefore, our compensation and benefits expense will vary year-to-year based on our financial performance and fluctuations in our number of employees. Our employee headcount at the end of each period is included in the table below.

	Three Months Ended March 31,
	2026	2025	Change
Employee headcount	12,694	12,842	(1)%
Employee headcount decreased from the comparable period in 2025 primarily due to headcount reductions in conjunction with realizing synergies from the Black Knight acquisition. Compensation and benefits expense increased $24 million for the three months ended March 31, 2026 from the comparable period in 2025. The increase was primarily due to an increase in the bonus accrual and stock-based compensation PSU adjustments and the impact of merit-related pay increases, partially offset by higher capitalized labor and the impact from lower headcount.
Professional Services Expenses
Professional services expense includes fees for consulting services received on strategic and technology initiatives, temporary labor, as well as regulatory, legal and accounting fees, and may fluctuate as a result of changes in our use of these services in our business.
Professional services expenses decreased $5 million for the three months ended March 31, 2026 from the comparable period in 2025 primarily due to lower NYSE regulatory consulting fees.
Acquisition-Related Transaction and Integration Costs
We incurred $41 million and $32 million in acquisition-related transaction and integration costs during the three months ended March 31, 2026 and 2025, respectively, primarily due to integration costs related to Black Knight.
We expect to continue to explore and pursue various potential acquisitions and other strategic opportunities to strengthen our competitive position and support our growth. As a result, we may incur acquisition-related transaction costs in future periods.
Technology and Communication Expenses
Technology support services consist of costs for running our data centers, hosting costs paid to third-party data centers and maintenance of our computer hardware and software required to support our technology and cybersecurity. These costs are driven by system capacity, functionality and redundancy requirements. Communication expenses consist of costs for network connections for our electronic platforms and telecommunications costs.
Technology and communication expenses also include fees paid for access to external market data, licensing and other fee agreement expenses. Technology and communications expenses may be impacted by growth in electronic contract volume, our capacity requirements, changes in the number of telecommunications hubs and connections with customers to access our electronic platforms directly.
Technology and communications expenses increased $25 million for the three months ended March 31, 2026 from the comparable period in 2025 primarily due to increases in data center space, price increases on annual hardware and software maintenance contracts, and an increase in our revenue share license expenses.
Rent and Occupancy Expenses
Rent and occupancy expense relates to leased and owned property and includes rent, maintenance, real estate taxes, utilities and other related costs. We have significant operations located in the U.S., U.K., and India, with smaller offices located throughout the world.

Rent and occupancy expenses increased $3 million for the three months ended March 31, 2026 from the comparable period in 2025.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include marketing, advertising, public relations, insurance, bank service charges, dues and subscriptions, travel and entertainment, non-income taxes and other general and administrative costs.
Selling, general and administrative expenses increased $9 million for the three months ended March 31, 2026 from the comparable period in 2025. The increase was primarily due to an increase in aircraft maintenance expenses, higher employee travel, higher non-income taxes and other fees and higher customer acquisition costs at the NYSE due to an increase in initial public offering activity. This was partially offset by a $4 million accrual related to a regulatory matter during the three months ended March 31, 2025 which did not recur in 2026.
Depreciation and Amortization Expenses
Depreciation and amortization expense results from depreciation of long-lived assets such as buildings, leasehold improvements, aircraft, hardware and networking equipment, purchased software, internally-developed software, furniture, fixtures and equipment over their estimated useful lives. This expense also includes amortization of intangible assets obtained in our acquisitions of businesses over their estimated useful lives. Intangible assets subject to amortization consist primarily of customer relationships, technology, data and databases, trademarks, trade names and trading products.
We recorded amortization expenses on intangible assets acquired as part of our acquisitions, as well as on other intangible assets of $237 million and $253 million for the three months ended March 31, 2026 and 2025, respectively. The decrease was primarily related to certain intangible assets acquired in our 2015 and 2020 acquisitions becoming fully amortized in 2025.
We recorded depreciation expenses on our fixed assets of $147 million and $136 million for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily due to an increase in amortization of internally developed software assets.
Consolidated Non-Operating Income/(Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following tables present our non-operating income/(expenses) (dollars in millions):

	Three Months Ended March 31,
	2026	2025	Change*
Other income/(expense):
Interest income	$24	$33	(28)%
Interest expense	(203)	(206)	(2)
Other income, net	411	19	n/a
Total other income/(expense), net	$232	$(154)	n/a
Net income attributable to non-controlling interests	$(19)	$(15)	23%

*Percentage changes in the table above deemed "n/a" are not meaningful
Interest Income
Interest income decreased during the three months ended March 31, 2026 from the same period in 2025 due to the following:

•During the three months ended March 31, 2025, we earned $7 million in interest income on short-term investments related to $500 million of the net proceeds from the 2031 Notes which we used to repay a portion of the aggregate principal amount of the May 2025 Notes at their maturity. As the short-term investments matured in May 2025 in conjunction with the maturity of the May 2025 Notes, no interest income was earned for the three months ended March 31, 2026 related to these investments.
•The remainder of our interest income was materially flat period over period and primarily relates to interest income earned from our clearing houses and, to a lesser extent, interest earned on various unrestricted and restricted cash balances held within our group entities.

Interest Expense
Interest expense during the three months ended March 31, 2026 was comparable with the same period in 2025.

•Interest expense incurred on our senior notes was $184 million and $194 million during the three months ended March 31, 2026 and 2025, respectively. The decrease was due to the redemption of the notes that matured in May and December 2025, partially offset by interest incurred on the new senior notes issued in November 2025.
•Interest expense incurred on borrowings under our Commercial Paper program was $15 million and $8 million during the three months ended March 31, 2026 and 2025, respectively. The increase was primarily due to higher outstanding commercial paper borrowings during the period.
•The remainder primarily relates to the interest incurred on maintaining our Credit Facility and other facilities within our group entities.
Other Income/(Expense), net
Equity and Equity Method Investments
For our equity investments that do not have readily determinable fair values, during the three months ended March 31, 2026, we recorded a $389 million fair value gain on our Polymarket investment related to identifying an observable price change.
Our equity method investments include OCC and Bakkt, among others. During the three months ended March 31, 2026 and 2025, we recognized income of $26 million and $29 million as our share of estimated equity method investment income, net, respectively. The estimated income is primarily related to our share of net income of OCC, partially offset by our share of net losses of Bakkt.
Other
We incurred foreign currency transaction losses of $3 million and $10 million for the three months ended March 31, 2026 and 2025, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. Foreign currency transaction gains and losses are recorded in other income/(expense), net, when the settlement of foreign currency assets, liabilities and payables occur in non-functional currencies and there is an increase or decrease in the period-end foreign currency exchange rates between periods.
Non-controlling Interests
Net income attributable to non-controlling interests increased $4 million for the three months ended March 31, 2026 from the comparable period in 2025 primarily due to higher net income at our non wholly-owned CDS clearing subsidiary.
Consolidated Income Tax Provision
Consolidated income tax expense was $465 million and $255 million for the three months ended March 31, 2026 and 2025, respectively. The change in consolidated income tax expense between periods was primarily due to higher pre-tax income in the current period and the changes in our effective tax rate.
Our effective tax rate was 25% and 24% during the three months ended March 31, 2026 and 2025, respectively. The effective tax rate for the three months ended March 31, 2026 was higher than the effective tax rate for the comparable period in 2025 primarily due to a deferred tax expense increase from state apportionment changes and reduced tax benefits from non-cash compensation, partially offset by tax benefits associated with prior year refund claims.
The OECD Global Anti-Base Erosion Pillar Two minimum tax rules, or Pillar Two, which generally provide for a minimum effective tax rate of 15%, are intended to apply to tax years beginning in 2024. The EU member states and many other countries, including the U.K., our most significant non-U.S. jurisdiction, have committed to implement or have already enacted legislation adopting the Pillar Two rules. In July 2023, the U.K. enacted the U.K. Finance Act 2023, effective as of January 1, 2024, which included provisions to implement certain portions of the Pillar Two minimum tax rules and included an election to apply a transitional safe harbor to extend certain effective dates to accounting periods commencing on or before December 31, 2026 and ending on or before June 30, 2028. In January 2026, the OECD released a comprehensive package of administrative guidance implementing the G7’s June 2025 political agreement on a “Side-by-Side” system. This system, if implemented by each relevant jurisdiction, will apply for accounting periods beginning on or after January 1, 2026, and will effectively exempt U.S. parented groups from the main international components of Pillar Two. These Pillar Two rules did not have a material impact on our financial statements as of March 31, 2026 or December 31, 2025.

Foreign Currency Exchange Rate Impact
As an international business, our financial statements are impacted by changes in foreign currency exchange rates. Our exposure to foreign denominated earnings for the three months ended March 31, 2026 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Three Months Ended March 31, 2026
	Pound Sterling	Euro
Average exchange rate to the U.S. dollar in the current year period	1.3488	1.1710
Average exchange rate to the U.S. dollar in the same period in the prior year	1.2609	1.0531
Average exchange rate increase	7%	11%
Foreign denominated percentage of:
Exchanges segment revenues, less transaction-based expenses	14%	17%
Fixed income and data services segment revenues	5%	5%
Mortgage technology segment revenues	—%	—%
Revenues, less transaction-based expenses	9%	12%
Operating expenses	6%	2%
Operating income	11%	19%
Impact of the currency fluctuations(1) on:
Exchanges segment revenues, less transaction-based expenses	$16	$31
Fixed income and data services segment revenues	2	3
Mortgage technology segment revenues	—	—
Total revenues, less transaction-based expenses	$18	$34
Operating expenses	6	2
Operating income	$12	$32

(1) Represents the impact of currency fluctuation for the three months ended March 31, 2026 compared to the same period in the prior year.
During the three months ended March 31, 2026 and 2025, 21% and 16% of our consolidated revenues, less transaction-based expenses were denominated in pounds sterling or euros, respectively. During each of the three months ended March 31, 2026 and 2025, 8% of our consolidated operating expenses were denominated in pounds sterling or euros.
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

Consolidated cash and cash equivalents were $863 million and $837 million as of March 31, 2026 and December 31, 2025, respectively. We had $957 million and $988 million in short-term and long-term restricted cash and cash equivalents as of March 31, 2026 and December 31, 2025, respectively. We had $954 million and $770 million in short-term and long-term restricted investments as of March 31, 2026 and December 31, 2025, respectively. We had $117.6 billion and $76.8 billion of cash and cash equivalent margin deposits and guaranty funds as of March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026, the amount of unrestricted cash held by our non-U.S. subsidiaries was $427 million. Due to the application of Global Intangible Low-Taxed Income as of January 1, 2018, the majority of our foreign earnings for the period from January 1, 2018 through December 31, 2022 have been subject to immediate U.S. income taxation and can be distributed to the U.S. in the future with no material additional U.S. income tax consequences. We made and intend to apply the high tax exception to Global Intangible Low-Taxed Income for 2023, 2024 and 2025, thus the majority of our foreign earnings in 2023, 2024 and 2025 are not expected to be subject to immediate U.S. income taxation. For tax years beginning after December 31, 2025, the Net CFC Tested Income regime replaces the Global Intangible Low-Taxed Income regime under provisions of the One Big Beautiful Bill Act, or OBBBA, and largely mirrors the Global Intangible Low-Taxed Income regime, including the availability of the high tax exception. We intend to apply the high tax exception to Net CFC Tested Income for 2026 and, therefore, the majority of our foreign earnings in 2026 are not expected to be subject to immediate U.S. income taxation. These foreign earnings can generally be distributed to the U.S. with no material additional U.S. income tax consequences, primarily due to the availability of dividend received deductions.
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
Cash Flow
The following table presents the major components of net changes in cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds (in millions):

	Three Months Ended March 31,
	2026	2025
Net cash provided by/(used in):
Operating activities	$1,326	$966
Investing activities	(1,420)	(2,153)
Financing activities	40,918	2,283
Effect of exchange rate changes	(8)	10
Net increase in cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	$40,816	$1,106
Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, deferred taxes, stock-based compensation, fair value gains and losses and the effects of changes in working capital.
The $360 million increase in net cash provided by operating activities during the three months ended March 31, 2026 from the comparable period in 2025 was primarily driven by the following:
•An increase in net income of $620 million which was primarily driven by higher Exchange segment revenues during the three months ended March 31, 2026 and the non-cash fair value gain of $389 million on our Polymarket investment;
•An increase of $217 million in other non-cash adjustments to net income was primarily driven by the deferred tax impact from the fair value gain on the Polymarket investment and the application of the OBBBA tax provisions during 2026; and
•A decrease in changes in working capital accounts of $88 million primarily due to increased billing and corresponding market maker rebates within our Exchanges segment, partially offset by tax refunds received during 2026.

Investing Activities
The $733 million decrease in cash used in investing activities during the three months ended March 31, 2026 from the comparable period in 2025 was primarily driven by the following:
•During the three months ended March 31, 2026, we had net purchases of $300 million of invested margin deposits compared to net purchases of $1.9 billion during the three months ended March 31, 2025. These amounts fluctuate based on clearinghouse treasury investment activity related to collateral and liquidity management;
•An increase in cash paid for equity investments of $802 million primarily from our Polymarket and OKX investments; and
•We had net purchases of restricted investments of $176 million during the three months ended March 31, 2026 compared to net purchases of restricted investments of $83 million for the three months ended March 31, 2025.
Financing Activities
The $38.6 billion increase in cash provided by financing activities during the three months ended March 31, 2026 from the comparable period in 2025 was primarily driven by the following:
•The change in cash and cash equivalent margin deposits and guaranty fund liability increased $38.1 billion due to increased volatility;
•During the three months ended March 31, 2026, we had net proceeds of commercial paper of $716 million as compared to net redemptions of $96 million during the three months ended March 31, 2025; and
•Cash paid for repurchases of common stock increased $310 million during the three months ended March 31, 2026 from the comparable period in 2025.
Debt
As of March 31, 2026, we had $20.4 billion in outstanding debt, consisting of $18.6 billion of senior notes and $1.8 billion under our Commercial Paper Program. As of March 31, 2026, our senior notes of $18.6 billion have a weighted average maturity of 13 years and a weighted average cost of 3.7% per annum. As of March 31, 2026 our commercial paper notes had original maturities ranging from 1 to 45 days with a weighted average interest rate of 4.1% per annum and a weighted average remaining maturity of 24 days.
We have a $3.9 billion Credit Facility with a maturity date of May 31, 2029. As of March 31, 2026, of the $3.9 billion that was available for borrowing under the Credit Facility, $1.8 billion was required to back-stop the amount outstanding under our Commercial Paper Program and $168 million was required to support certain broker-dealer and other subsidiary commitments. The remaining $2.0 billion is available for working capital and general corporate purposes including, but not limited to, acting as a backstop to future increases in the amounts outstanding under the Commercial Paper Program.
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
For additional details of our debt instruments, refer to Note 7 to our unaudited consolidated financial statements, included in this Quarterly Report, and Note 10 to our consolidated financial statements included in our 2025 Form 10-K.
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
In December 2025, we entered into a new Rule 10b5-1 trading plan that became effective on January 1, 2026. During the three months ended March 31, 2026, we repurchased a total of 3.5 million shares of our outstanding common stock at a cost of $551 million, of which 1.3 million shares were purchased on the open market at a cost of $200 million during an open trading period and the remainder under our 10b5-1 trading plan. During the three months ended March 31, 2025, we repurchased 1.4 million shares of our outstanding common stock at a cost of $241 million. The remaining balance of Board approved funds for future repurchases as of March 31, 2026 was $2.5 billion.
During the three months ended March 31, 2026 and 2025, we declared and paid cash dividends per share of $0.52 and $0.48, respectively, for an aggregate payout of $297 million and $278 million, respectively, which includes the payment of dividend equivalents on vested employee restricted stock units.
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
As of March 31, 2026, we had $2.5 billion authorized for future repurchases of our common stock. Refer to “—Capital Return" above for additional details on our stock repurchase program.
Our Board has adopted a quarterly dividend policy providing that dividends will be approved quarterly by the Board or the Audit Committee taking into account factors such as our evolving business model, prevailing business conditions, our current and future planned strategic growth initiatives and our financial results and capital requirements, without a predetermined net income payout ratio. On April 30, 2026, we announced a $0.52 per share dividend for the second quarter of 2026 with the dividend payable on June 30, 2026 to stockholders of record as of June 15, 2026.
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
The table below outlines our adjusted operating expenses, adjusted operating income, adjusted operating margin, adjusted net income attributable to ICE, and adjusted diluted earnings per share attributable to ICE common stockholders, which are non-GAAP measures that are calculated by making adjustments for items we view as not reflective of our cash operations and core business performance. These measures, including the adjustments and their related income tax effect and other tax adjustments (in millions, except for percentages and per share amounts), are as follows:

	Exchanges Segment		Fixed Income and Data Services Segment		Mortgage Technology Segment		Consolidated
	Three Months Ended March 31,
Operating income adjustments:	2026	2025	2026	2025	2026	2025	2026	2025
Total revenues, less transaction-based expenses	$1,781	$1,367	$657	$596	$539	$510	$2,977	$2,473
Operating expenses	378	354	382	361	552	537	1,312	1,252
Less: Amortization of acquisition-related intangibles	16	16	36	38	185	199	237	253
Less: Transaction and integration costs	—	—	—	—	40	31	40	31
Less: Regulatory matter	—	4	—	—	—	—	—	4
Adjusted operating expenses	$362	$334	$346	$323	$327	$307	$1,035	$964
Operating income/(loss)	$1,403	$1,013	$275	$235	$(13)	$(27)	$1,665	$1,221
Adjusted operating income	$1,419	$1,033	$311	$273	$212	$203	$1,942	$1,509
Operating margin	79%	74%	42%	39%	(2)%	(5)%	56%	49%
Adjusted operating margin	80%	76%	47%	46%	39%	40%	65%	61%
Net income adjustments:
Net income attributable to ICE							$1,413	$797
Add: Amortization of acquisition-related intangibles							237	253
Add: Transaction and integration costs							40	31
Add: Regulatory matter							—	4
Less: Net income from unconsolidated investees							(26)	(29)
Less: Fair value adjustments of equity investments							(389)	—
Add/(less): Income tax effect for the above items							39	(64)
Add: Deferred tax adjustments on acquisition-related intangibles							24	3
Adjusted net income attributable to ICE							$1,338	$995
Diluted earnings per share attributable to ICE common stockholders							$2.48	$1.38
Adjusted diluted earnings per share attributable to ICE common stockholders							$2.35	$1.72
Diluted weighted average common shares outstanding							570	577
Amortization of acquisition-related intangibles is included in non-GAAP adjustments as excluding these non-cash expenses provides greater clarity regarding our financial strength and stability of cash operating results.
Transaction and integration costs are included as part of our core business expenses, except for those that are directly related to the announcement, closing, financing, or termination of a transaction. However, we adjust for the acquisition-related transaction and integration costs for acquisitions such as Black Knight given the magnitude of the purchase price of the acquisition.
During the three months ended March 31, 2025 we adjusted $4 million related to a regulatory matter. We do not consider events of this type to be reflective of our core business.
Our investments are not considered to be a part of our core business operations and the impacts of changes in our investments are often non-cash in nature. We adjust for our share of net income or loss related to our equity method investments, which primarily include OCC and Bakkt. During the three months ended March 31, 2026, we also excluded $389 million of the Polymarket observable price change fair value gain under the measurement alternative guidance. We believe these adjustments provide greater clarity of our performance.
Non-GAAP tax adjustments include the tax impacts of the pre-tax non-GAAP adjustments and deferred tax adjustments on acquisition-related intangibles. Deferred tax adjustments on acquisition-related intangibles include a $24 million and

$3 million expense for the three months ended March 31, 2026 and 2025, respectively. These deferred adjustments on acquisition-related intangibles are primarily related to U.S. state apportionment changes.
Non-GAAP Liquidity Measures
We consider free cash flow and adjusted free cash flow to be non-GAAP liquidity measures that provide useful information to management and investors to analyze cash resources generated from our operations. We believe that free cash flow and adjusted free cash flow are useful as the bases for comparing our performance to that of our competitors, and demonstrates our ability to convert the reinvestment of capital expenditures and capitalized software development costs required to maintain and grow our business, as well as adjust for timing differences related to the payment of Section 31 fees. These non-GAAP liquidity measures are not presented in accordance with, or as an alternative to, GAAP liquidity measures and may be different from non-GAAP measures used by other companies. Free cash flow and adjusted free cash flow, including the related adjustments are as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$1,326	$966
Less: Capital expenditures	(64)	(85)
Less: Capitalized software development costs	(112)	(104)
Free cash flow	$1,150	$777
Add: Section 31 fees, net	—	56
Adjusted free cash flow	$1,150	$833
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
Contractual Obligations and Commercial Commitments
During the three months ended March 31, 2026, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K.
New and Recently Adopted Accounting Pronouncements
During the three months ended March 31, 2026, there were no significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 of our 2025 Form 10-K.
Critical Accounting Policies
During the three months ended March 31, 2026, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a result of our operating and financing activities, we are exposed to market risks such as interest rate risk, foreign currency exchange rate risk and credit risk. We have implemented policies and procedures designed to measure, manage, monitor and report risk exposures, which are regularly reviewed by the appropriate management and supervisory bodies. There have been no material changes to the Company’s exposure to market risks from those disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Form 10-K.

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
(b) Changes in Internal Controls over Financial Reporting. There were no changes to our internal controls over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.     Other Information
ITEM 1.    LEGAL PROCEEDINGS
See Note 12 to the consolidated financial statements and related notes, which is incorporated by reference herein.
ITEM 1(A).    RISK FACTORS
During the three months ended March 31, 2026, there were no significant new risk factors from those disclosed in Part I, Item 1A, "Risk Factors" in our 2025 Form 10-K. In addition to the other information set forth in this Quarterly Report, including the information in the "—Regulation" section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the factors discussed under “Risk Factors” and the regulation discussion under “Business—Regulation” in our 2025 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our 2025 Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The table below sets forth the information with respect to purchases made by or on behalf of ICE or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2026, reported on a settlement date basis.

Period (2026)	Total number of shares purchased (in thousands)	Average price paid per share (1)	Amount of repurchases (1) (in millions)	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2) (in millions)
January 1 - January 31	685	$168.90	$115	685	$2,891
February 1 - February 28	1,981	155.77	309	1,981	2,583
March 1 - March 31	794	160.04	127	794	2,456
First quarter total(3)	3,460	$159.35	$551	3,460	$2,456
(1) Excludes the 1% excise tax on share repurchases.
(2) Approximate dollar value that may yet be purchased is based on the trade date basis principal amount of shares repurchased and excludes commissions and the 1% excise tax on share repurchases.
(3) Includes 1.3 million shares purchased on the open market at a cost of $200 million and 2.2 million shares purchased under our Rule 10b5-1 trading plan at a cost of $351 million.
Refer to Note 9 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report, for details on our stock repurchase program.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
(a) On February 6, 2026, Christopher S. Edmonds, our President, Fixed Income & Data Services, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) January 18, 2027 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 10,692.

(b) On February 6, 2026, Elizabeth K. King, our Head of Clearing & Chief Regulatory Officer, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) June 30, 2027 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 7,513 shares.
(c) On February 12, 2026, Mayur Kapani, our Chief Technology Officer, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) April 30, 2027 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 12,814 plus an undetermined number of shares to be sold resulting from the vesting of performance-based restricted stock units and time-based restricted stock units less the amount of shares that will be withheld to satisfy the payment of Mr. Kapani's tax withholding obligations.
(d) On February 17, 2026, Sharon Y. Bowen, one of our directors, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) April 30, 2027 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is an undetermined number of shares to be sold resulting from the vesting of time-based restricted stock units.
(e) On March 10, 2026, The Rt. Hon. the Lord Hague of Richmond, one of our directors, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) December 31, 2026 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is an undetermined number of shares to be sold resulting from the vesting of time-based restricted stock units.
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

10.1	—
Employment Agreement effective as of February 1, 2026 between Intercontinental Exchange Holdings, Inc. and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.'s Annual Report on Form 10-K filed with the SEC on February 5, 2026, File No. 001-36198).

10.2	—
Employment Agreement effective as of February 1, 2026 between Intercontinental Exchange Holdings, Inc. and A. Warren Gardiner (incorporated by reference to Exhibit 10.2 to Intercontinental Exchange, Inc.'s Annual Report on Form 10-K filed with the SEC on February 5, 2026, File No. 001-36198).

10.3	—
Employment Agreement effective as of February 1, 2026 between ICE Data Services, Inc. and Christopher S. Edmonds (incorporated by reference to Exhibit 10.3 to Intercontinental Exchange, Inc.'s Annual Report on Form 10-K filed with the SEC on February 5, 2026, File No. 001-36198).

10.4	—
Employment Agreement effective as of February 1, 2026 between Intercontinental Exchange Holdings, Inc. and Benjamin R. Jackson (incorporated by reference to Exhibit 10.4 to Intercontinental Exchange, Inc.'s Annual Report on Form 10-K filed with the SEC on February 5, 2026, File No. 001-36198).

10.5	—
Employment Agreement effective as of February 1, 2026 between NYSE Market (DE), Inc. and Lynn C. Martin (incorporated by reference to Exhibit 10.5 to Intercontinental Exchange, Inc.'s Annual Report on Form 10-K filed with the SEC on February 5, 2026, File No. 001-36198).

10.6	—
Form of Employment Agreement between Intercontinental Exchange Holdings, Inc. and the other U.S. officers (incorporated by reference to Exhibit 10.6 to Intercontinental Exchange, Inc.'s Annual Report on Form 10-K filed with the SEC on February 5, 2026, File No. 001-36198).

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	—	Section 1350 Certification of Chief Executive Officer.

32.2**	—	Section 1350 Certification of Chief Financial Officer.

101	—
The following materials from Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interest (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	—	The cover page from Intercontinental Exchange, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL.

*	Filed herewith.
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

Intercontinental Exchange, Inc. (Registrant)

Date: April 30, 2026	By:	/s/ A. Warren Gardiner
A. Warren Gardiner
Chief Financial Officer
(Principal Financial Officer)