Form 10-Q
period 2026-06-30
Intercontinental Exchange, Inc.
filed 2026-07-30
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☑
As of July 27, 2026, the number of shares of the registrant’s Common Stock outstanding was 561,394,487 shares.

INTERCONTINENTAL EXCHANGE, INC.
Form 10-Q
Quarterly Period Ended June 30, 2026

PART I. Financial Statements
Item 1.    Consolidated Financial Statements
Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except par value)

	As of June 30, 2026 (Unaudited)
		As of December 31, 2025

Assets:
Current assets:
Cash and cash equivalents	$1,067	$837
Short-term restricted cash and cash equivalents	627	748
Short-term restricted investments	886	629
Cash and cash equivalent margin deposits and guaranty funds	114,599	76,789
Invested deposits, delivery contracts receivable and unsettled variation margin	2,313	4,437
Customer accounts receivable, net of allowance for doubtful accounts of $18 and $21 at June 30, 2026 and December 31, 2025, respectively	1,869	1,552
Prepaid expenses and other current assets	703	786
Total current assets	122,064	85,778
Property and equipment, net	2,884	2,691
Other non-current assets:
Goodwill	30,632	30,646
Other intangible assets, net	14,870	15,353
Long-term restricted cash and cash equivalents	260	240
Long-term restricted investments	136	141
Other non-current assets	3,401	2,038
Total other non-current assets	49,299	48,418
Total assets	$174,247	$136,887
Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$1,159	$1,078
Section 31 fees payable	286	—
Accrued salaries and benefits	280	455
Deferred revenue	567	204
Short-term debt	1,218	1,035
Margin deposits and guaranty funds	114,599	76,789
Invested deposits, delivery contracts payable and unsettled variation margin	2,313	4,437
Other current liabilities	154	118
Total current liabilities	120,576	84,116
Non-current liabilities:
Non-current deferred tax liability, net	4,125	3,998
Long-term debt	18,628	18,609
Accrued employee benefits	179	174
Non-current operating lease liability	681	635
Other non-current liabilities	406	364
Total non-current liabilities	24,019	23,780
Total liabilities	144,595	107,896
Commitments and contingencies
Redeemable non-controlling interests in consolidated subsidiaries	32	22

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)
(In millions, except par value)

	As of June 30, 2026 (Unaudited)
		As of December 31, 2025

Equity:
Intercontinental Exchange, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.01 par value; 1,500 shares authorized; 655 and 561 shares issued and outstanding at June 30, 2026, respectively, and 653 and 567 shares issued and outstanding at December 31, 2025, respectively	7	7
Treasury stock, at cost; 94 and 86 shares at June 30, 2026 and December 31, 2025, respectively	(9,100)	(7,792)
Additional paid-in capital	16,840	16,643
Retained earnings	22,061	20,281
Accumulated other comprehensive loss	(257)	(224)
Total Intercontinental Exchange, Inc. stockholders’ equity	29,551	28,915
Non-controlling interests in consolidated subsidiaries	69	54
Total equity	29,620	28,969
Total liabilities and equity	$174,247	$136,887

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Exchanges	$4,879	$4,257	$2,409	$2,134
Fixed income and data services	1,302	1,193	645	597
Mortgage technology	1,096	1,041	557	531
Total revenues	7,277	6,491	3,611	3,262
Transaction-based expenses:
Section 31 fees	288	412	288	150
Cash liquidity payments, routing and clearing	1,346	1,063	657	569
Total revenues, less transaction-based expenses	5,643	5,016	2,666	2,543
Operating expenses:
Compensation and benefits	1,014	980	509	499
Professional services	72	81	37	41
Acquisition-related transaction and integration costs	53	42	12	10
Technology and communication	480	428	242	215
Rent and occupancy	47	41	23	20
Selling, general and administrative	148	142	63	66
Depreciation and amortization	773	784	389	395
Total operating expenses	2,587	2,498	1,275	1,246
Operating income	3,056	2,518	1,391	1,297
Other income/(expense):
Interest income	51	64	27	31
Interest expense	(408)	(407)	(205)	(201)
Other income, net	485	24	74	5
Total other income/(expense), net	128	(319)	(104)	(165)
Income before income tax expense	3,184	2,199	1,287	1,132
Income tax expense	777	522	312	267
Net income	$2,407	$1,677	$975	$865
Net income attributable to non-controlling interests	(36)	(29)	(17)	(14)
Net income attributable to Intercontinental Exchange, Inc.	$2,371	$1,648	$958	$851
Earnings per share attributable to Intercontinental Exchange, Inc. common stockholders:
Basic	$4.19	$2.87	$1.70	$1.49
Diluted	$4.18	$2.86	$1.69	$1.48
Weighted average common shares outstanding:
Basic	566	574	564	573
Diluted	568	576	566	575

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Net income	$2,407	$1,677	$975	$865
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(34)	122	(6)	87
Change in equity method investment	1	—	—	—
Employee benefit plan net loss	—	(2)	—	(2)
Other comprehensive income/(loss)	(33)	120	(6)	85
Comprehensive income	$2,374	$1,797	$969	$950
Comprehensive income attributable to non-controlling interests	(36)	(29)	(17)	(14)
Comprehensive income attributable to Intercontinental Exchange, Inc.	$2,338	$1,768	$952	$936
See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interests
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interests in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interests
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Value	Shares	Value
Balance, as of December 31, 2025	653	$7	(86)	$(7,792)	$16,643	$20,281	$(224)	$54	$28,969	$22
Other comprehensive loss	—	—	—	—	—	—	(33)	—	(33)	—
Stock-based compensation	—	—	—	—	162	—	—	—	162	—
Exercise of common stock options	—	—	—	—	5	—	—	—	5	—
Issuance of restricted stock	2	—	—	—	—	—	—	—	—	—
Shares withheld for taxes on employee equity awards	—	—	—	(96)	—	—	—	—	(96)	—
Issuance under the employee stock purchase plan	—	—	—	—	30	—	—	—	30	—
Repurchases of common stock	—	—	(8)	(1,212)	—	—	—	—	(1,212)	—
Contributions from equity partners	—	—	—	—	—	—	—	9	9	10
Distributions of profits	—	—	—	—	—	—	—	(30)	(30)	—
Dividends paid to stockholders	—	—	—	—	—	(591)	—	—	(591)	—
Net income attributable to non-controlling interests	—	—	—	—	—	(36)	—	36	—	—
Net income	—	—	—	—	—	2,407	—	—	2,407	—
Balance, as of June 30, 2026	655	$7	(94)	$(9,100)	$16,840	$22,061	$(257)	$69	$29,620	$32

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interests in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interest
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Value	Shares	Value
Balance, as of March 31, 2026	655	$7	(89)	$(8,442)	$16,767	$21,397	$(251)	$52	$29,530	$32
Other comprehensive loss	—	—	—	—	—	—	(6)	—	(6)	—
Stock-based compensation	—	—	—	—	73	—	—	—	73	—
Shares withheld for taxes on employee equity awards	—	—	—	(1)	—	—	—	—	(1)	—
Repurchases of common stock	—	—	(5)	(657)	—	—	—	—	(657)	—
Dividends paid to stockholders	—	—	—	—	—	(294)	—	—	(294)	—
Net income attributable to non-controlling interests	—	—	—	—	—	(17)	—	17	—	—
Net income	—	—	—	—	—	975	—	—	975	—
Balance, as of June 30, 2026	655	$7	(94)	$(9,100)	$16,840	$22,061	$(257)	$69	$29,620	$32

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interests (Continued)
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

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income	$2,407	$1,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	773	784
Stock-based compensation	145	115
Deferred taxes	129	(109)
Gain on investments	(452)	(2)
Net income from unconsolidated investees	(43)	(35)
Other	24	27
Changes in assets and liabilities:
Customer accounts receivable	(322)	(156)
Other current and non-current assets	(111)	24
Section 31 fees payable	286	93
Deferred revenue	362	264
Other current and non-current liabilities	126	(210)
Total adjustments	917	795
Net cash provided by operating activities	3,324	2,472
Investing activities:
Capital expenditures	(208)	(145)
Capitalized software development costs	(230)	(211)
Purchases of invested margin deposits	(2,386)	(3,342)
Proceeds from invested margin deposits	3,608	2,232
Cash paid for acquisitions, net of cash acquired	—	(13)
Purchases of equity and equity method investments	(843)	(14)
Purchases of restricted investments	(1,386)	(314)
Proceeds from restricted investments	1,142	722
Other investing activities	24	—
Net cash used in investing activities	(279)	(1,085)
Financing activities:
Repayments of debt	—	(1,250)
Proceeds from commercial paper, net	183	72
Repurchases of common stock	(1,202)	(496)
Dividends paid to stockholders	(591)	(555)
Change in cash and cash equivalent margin deposits and guaranty fund liability	36,588	5,181
Shares withheld for taxes on employee equity awards	(96)	(98)
Other financing activities	24	1
Net cash provided by financing activities	34,906	2,855
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	(12)	35
Net increase in cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	37,939	4,277
Cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at beginning of period	78,614	84,503
Cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at end of period	$116,553	$88,780
Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In millions)
(Unaudited)

	Six Months Ended June 30,
Supplemental cash flow disclosures:	2026	2025
Cash paid for interest	$384	$393
Cash paid for income taxes	$456	$690

Reconciliation of the components of cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds to the consolidated balance sheets:	As of June 30, 2026	As of June 30, 2025
Cash and cash equivalents	$1,067	$1,003
Short-term restricted cash and cash equivalents	627	1,252
Long-term restricted cash and cash equivalents	260	304
Cash and cash equivalent margin deposits and guaranty funds	114,599	86,221
Total	$116,553	$88,780

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
Preparing financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying disclosures. Actual amounts could differ from those estimates. The results of operations for the six and three months ended June 30, 2026 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
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
We have considered the impacts of macroeconomic conditions during the quarter, including interest rates, inflation rates, changes in tariffs and trade policies, geopolitical events and military conflicts, including repercussions from, and the impacts that, any of the foregoing may have on the global economy and on our business. As of June 30, 2026, our businesses and operations, including our exchanges, clearing houses, listings venues, data services businesses and mortgage platforms, have not suffered a material negative impact as a result of these events. There continues to be uncertainty surrounding the current macroeconomic environment and the impact that it may have on the global economy and on our business.

Recently Adopted Accounting Pronouncements
During the six months ended June 30, 2026, there were no significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in our 2025 Form 10-K.

3.    Investments
The carrying value of our investments, which are included in other non-current assets within our consolidated balance sheets, consisted of the following (in millions):

	As of June 30, 2026	As of December 31, 2025
Equity securities:
Equity investments without readily determinable fair values	$2,386	$1,194
Equity method investments	499	414
Equity investment with a readily determinable fair value	62	—
Equity investments measured using NAV practical expedient	6	6
Total carrying value of our equity and equity method investments	$2,953	$1,614
Equity Investments Without Readily Determinable Fair Values
We record any unrealized gains and losses from remeasurement, which we refer to as upward or downward adjustments, within other income, net, in our consolidated statements of income. During the six months ended June 30, 2026, we recorded $390 million of upward adjustments due to the identification of observable price changes, substantially all of which was recognized in the three months ended March 31, 2026. During the six and three months ended June 30, 2026, there were no downward adjustments, including impairments, identified.
For the investments we still held as of June 30, 2026, cumulative upward adjustments between January 1, 2018, the date we adopted the measurement alternative, and June 30, 2026 were $427 million and cumulative downward adjustments were $3 million.
Polymarket Preferred Stock
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
The Series E transaction constitutes an observable price change in an orderly transaction for a similar investment of the same issuer under the measurement alternative guidance. Accordingly, we recorded a gain of $389 million during the three months ended March 31, 2026 related to measuring our Series D Preferred Stock based on the implied fair value indicated by the Series E transaction price.
As of June 30, 2026, the total carrying value of our Series D and E Preferred Stock investments was approximately $2.0 billion and represented approximately 22% and 14% ownership of the outstanding and fully diluted shares of Polymarket, respectively. The Series D and E Preferred Stock are not considered in-substance common stock and therefore do not qualify for equity method accounting under Accounting Standards Codification, or ASC, 323, Investments- Equity Method and Joint Ventures. Therefore, we account for these investments as equity securities without a readily determinable fair value using the measurement alternative guidance under ASC 321, Investments - Equity Securities.

OKX
On March 3, 2026, we entered into an agreement to purchase approximately 0.9 million shares of Series C Preferred Shares of OKC Holdings Corporation, the parent company of OKX, a blockchain technology and trading company, for $200 million. Our investment represents less than 1% ownership of OKX.
Equity Method Investments
We recognized income of $43 million and $35 million as our share of estimated income/loss, net, from our equity method investments during the six months ended June 30, 2026 and 2025, respectively, and income of $17 million and $6 million as our share of estimated income/loss, net, from our equity method investments during the three months ended June 30, 2026 and 2025, respectively. Both periods include adjustments to reflect the difference between reported prior period actual results from our original estimates.
During the six months ended June 30, 2026, there were no other-than-temporary impairments of our equity method investments identified.
OCC
We own a 40% interest in the Options Clearing Corporation, or OCC, through a direct investment by the New York Stock Exchange, or NYSE. OCC is regulated by the SEC as a registered clearing agency and by the Commodity Futures Trading Commission, or CFTC, as a derivatives clearing organization. OCC serves as a clearing house for securities options, securities futures, commodity futures and options on futures traded on various independent exchanges. OCC clears securities options traded on NYSE Arca Options and NYSE American Options, along with other non-affiliated exchanges.
Polymarket Common Stock
In April 2026, we completed a tender offer to acquire approximately 0.4 million shares of common stock of Blockratize, Inc., doing business as Polymarket, for an aggregate purchase price of $40 million. Combined with our existing Series D and Series E preferred stock investments described above, we concluded that we have the ability to exercise significant influence over Polymarket's operating and financial policies. Accordingly, we account for the common stock investment under the equity method of accounting. As of June 30, 2026, our common stock investment represented less than 1% ownership of Polymarket shares on both an outstanding and fully diluted basis.
Equity Investment With A Readily Determinable Fair Value
Bakkt
As of June 30, 2026 and December 31, 2025, we held an approximate 18% and 31% economic interest in Bakkt, respectively. The decrease in ownership during the six months ended June 30, 2026 primarily reflects the dilutive effect of Bakkt's issuances of Class A common stock and pre-funded warrants during the period.
Based on an assessment of all relevant factors and circumstances, including the reduction in our ownership and voting percentage, we determined that we no longer have the ability to exercise significant influence over Bakkt. Accordingly, we discontinued the equity method of accounting, prospectively, as of April 30, 2026. Following the transition, we account for our investment in Bakkt as an equity investment with a readily determinable fair value. We remeasure our investment at fair value at each reporting date, with unrealized gains and losses recognized within other income, net, in our consolidated statements of income.
As of June 30, 2026, the fair value of our investment was $62 million, which was based on the quoted market price of Bakkt Class A common stock as of June 30, 2026. During the six and three months ended June 30, 2026, the unrealized gain recorded was $62 million, which includes the dilution gain recorded upon the accounting transition.
Equity Investments Measured Using NAV
We estimate the fair value of certain of our equity investments each reporting period using the net asset value per share, or NAV, practical expedient. During the six and three months ended June 30, 2026, we recorded an immaterial fair value adjustment estimated using the NAV of our ownership interests.

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
Disaggregation of Revenues
The following tables depict the disaggregation of our revenues according to business line and segment (in millions). Amounts here have been aggregated as they follow consistent revenue recognition patterns, and are consistent with the segment information in Note 14:

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Six Months Ended June 30, 2026:
Total revenues (1)	$4,879	$1,302	$1,096	$7,277
Transaction-based expenses	1,634	—	—	1,634
Total revenues, less transaction-based expenses	$3,245	$1,302	$1,096	$5,643

Timing of Revenue Recognition
Services transferred at a point in time	$2,085	$234	$284	$2,603
Services transferred over time	1,160	1,068	812	3,040
Total revenues, less transaction-based expenses	$3,245	$1,302	$1,096	$5,643
(1) Included in total revenues is revenue related to net interest income earned on cash margin received from clearing members at certain ICE clearing houses. These amounts were $66 million and $54 million recorded in our Exchanges and Fixed Income and Data Services segments, respectively.

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Three Months Ended June 30, 2026:
Total revenues (1)	$2,409	$645	$557	$3,611
Transaction-based expenses	945	—	—	945
Total revenues, less transaction-based expenses	$1,464	$645	$557	$2,666

Timing of Revenue Recognition
Services transferred at a point in time	$903	$105	$149	$1,157
Services transferred over time	561	540	408	1,509
Total revenues, less transaction-based expenses	$1,464	$645	$557	$2,666
(1) Included in total revenues is revenue related to net interest income earned on cash margin received from clearing members at certain ICE clearing houses. These amounts were $38 million and $28 million recorded in our Exchanges and Fixed Income and Data Services segments, respectively.

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

The components of services transferred over time for each of our segments are as follows (in millions):

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Exchanges Segment:
Data services revenues	$564	$501	$287	$255
Services transferred over time related to risk management of open interest performance obligations	273	223	112	114
Services transferred over time related to listings	257	245	129	123
Services transferred over time related to regulatory fees, trading permits, and software licenses	66	67	33	29
Total	$1,160	$1,036	$561	$521

Fixed Income and Data Services Segment:
Data services revenues	$1,045	$954	$531	$483
Services transferred over time related to risk management of open interest performance obligations in our CDS business	23	19	9	8
Total	$1,068	$973	$540	$491

Mortgage Technology Segment:
Recurring revenues	$807	$792	$406	$395
Other	5	6	2	3
Total	$812	$798	$408	$398

Total consolidated revenues transferred over time	$3,040	$2,807	$1,509	$1,410
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
As of June 30, 2026, the aggregate amount of the transaction price that was allocated to our future performance obligations was approximately $3.4 billion and was primarily related to contracts with customers in our Mortgage Technology segment. We expect this amount to be recognized as revenue as follows: 20% by December 31, 2026, 72% by December 31, 2028, 92% by December 31, 2030 and the rest thereafter.
Contract Assets
Substantially all of our contract assets are related to contracts with customers in our Mortgage Technology segment. As of June 30, 2026 and December 31, 2025, the balance of our contract assets was $84 million and $89 million, respectively. Our allowance for contract asset credit losses was nominal for both periods.

5.    Deferred Revenue
Our contract liabilities, or deferred revenue, represent consideration received that is yet to be recognized as revenue. Total deferred revenue was $653 million as of June 30, 2026, including $567 million in current deferred revenue and $86 million in other non-current liabilities in our consolidated balance sheets. The changes in our deferred revenue during the six months ended June 30, 2026 are as follows (in millions):

	Listings Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at January 1, 2026	$119	$101	$72	$292
Additions	488	281	68	837
Amortization	(257)	(154)	(65)	(476)
Deferred revenue balance at June 30, 2026	$350	$228	$75	$653
The changes in our deferred revenue during the six months ended June 30, 2025 are as follows (in millions):

	Listings Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at January 1, 2025	$119	$130	$84	$333
Additions	470	224	75	769
Amortization	(246)	(173)	(82)	(501)
Deferred revenue balance at June 30, 2025	$343	$181	$77	$601
Included in the amortization recognized during the six and three months ended June 30, 2026 is $133 million and $48 million, respectively, related to the deferred revenue balance as of January 1, 2026. Included in the amortization recognized during the six and three months ended June 30, 2025 is $152 million and $64 million, respectively, related to the deferred revenue balance as of January 1, 2025. As of June 30, 2026, the remaining deferred revenue balance will be recognized over the period of time we satisfy our performance obligations as described in Note 4.

6.    Goodwill and Other Intangible Assets
The following is a summary of the activity in our goodwill balance by segment for the six months ended June 30, 2026 (in millions):

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Goodwill balance at December 31, 2025	$8,175	$4,864	$17,607	$30,646
Foreign currency translation	(12)	(1)	(1)	(14)
Goodwill balance at June 30, 2026	$8,163	$4,863	$17,606	$30,632

The following is a summary of the activity in our other intangible assets balance for the six months ended June 30, 2026 (in millions):

Other intangible assets balance at December 31, 2025	$15,353
Foreign currency translation	(9)
Amortization of other intangible assets	(474)
Other intangible assets balance at June 30, 2026	$14,870
Foreign currency translation adjustments result from a portion of our goodwill and other intangible assets primarily being held at our U.K., EU and Canadian subsidiaries, whose functional currencies are not the U.S. dollar.
During the six months ended June 30, 2026, we considered whether events or changes in circumstances indicated that our goodwill or indefinite-lived intangible assets may be impaired or finite-lived intangible assets may not be recoverable. After evaluating relevant events and circumstances, we determined it was not more-likely-than-not that goodwill or indefinite-lived intangible assets within any of our reporting units were impaired, and we determined that the carrying amounts of our finite-lived intangible assets were recoverable. We plan to perform our annual impairment testing in the fourth quarter of 2026.

7.    Debt
The carrying value of our total debt, including short-term and long-term debt, consisted of the following (in millions):

	As of June 30, 2026	As of December 31, 2025
Short-term debt:
Commercial Paper	$1,218	$1,035
Total short-term debt	1,218	1,035
Long-term debt:
2027 Senior Notes (4.00%; due September 15, 2027)	1,496	1,495
2027 Senior Notes (3.10%; due September 15, 2027)	499	499
2028 Senior Notes (3.625%; due September 1, 2028)	963	954
2028 Senior Notes (3.75%; due September 21, 2028)	598	597
2028 Senior Notes (3.95%; due December 1, 2028)	595	594
2029 Senior Notes (4.35%; due June 15, 2029)	1,245	1,245
2030 Senior Notes (2.10%; due June 15, 2030)	1,243	1,242
2031 Senior Notes (4.20%; due March 15, 2031)	641	640
2031 Senior Notes (5.25%; due June 15, 2031)	745	745
2032 Senior Notes (1.85%; due September 15, 2032)	1,490	1,489
2033 Senior Notes (4.60%; due March 15, 2033)	1,492	1,491
2040 Senior Notes (2.65%; due September 15, 2040)	1,235	1,234
2048 Senior Notes (4.25%; due September 21, 2048)	1,234	1,234
2050 Senior Notes (3.00%; due June 15, 2050)	1,225	1,224
2052 Senior Notes (4.95%; due June 15, 2052)	1,468	1,468
2060 Senior Notes (3.00%; due September 15, 2060)	1,474	1,473
2062 Senior Notes (5.20%; due June 15, 2062)	985	985
Total long-term debt	18,628	18,609
Total debt	$19,846	$19,644
As of June 30, 2026, our unsecured senior notes of $18.6 billion had a weighted average maturity of 13 years and a weighted average cost of 3.7% per annum.
Credit Facilities
We have a $3.9 billion senior unsecured revolving credit facility, or the Credit Facility, with future capacity to increase our borrowings under the Credit Facility by an additional $1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions. The maturity date of the Credit Facility is May 31, 2029, and no amounts were outstanding under the Credit Facility as of June 30, 2026.
As of June 30, 2026, of the $3.9 billion that was available for borrowing under the Credit Facility, $1.2 billion was required to back-stop the notes outstanding under our U.S. dollar commercial paper program, or the Commercial Paper Program, and $168 million was required to support certain broker-dealer and other subsidiary commitments. Amounts required to back-stop notes outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $2.5 billion is available for working capital and general corporate purposes including, but not limited to, acting as a back-stop to future amounts outstanding under the Commercial Paper Program.
Our India subsidiaries maintain $14 million of credit lines for their general corporate purposes. As of June 30, 2026, there were no amounts outstanding under these credit lines.
Commercial Paper Program
Our Commercial Paper Program is currently backed by the borrowing capacity available under the Credit Facility, as described above. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense. During the six months ended June 30, 2026, we had net borrowings of $183 million under the Commercial Paper Program.
Commercial paper notes of $1.2 billion with original maturities ranging from 1 to 28 days were outstanding as of June 30, 2026, with a weighted average interest rate of 4.0% per annum, and a weighted average remaining maturity of 24 days.

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
The non-cash compensation expenses recognized in our consolidated statements of income for stock options, restricted stock units, or RSUs, and under our employee stock purchase plan were as follows (in millions):

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Classified as compensation and benefits expenses:
Stock options and RSUs	$125	$111	$65	$57
ESPP	8	8	4	4
Capitalized as software development costs	(15)	(13)	(8)	(7)
Total	$118	$106	$61	$54
Classified as acquisition-related transaction and integration costs	27	9	6	4
Total non-cash compensation expense	$145	$115	$67	$58
Stock Options
We have not granted any stock option awards since 2024.
Restricted Stock Units Grant Activity
During the six months ended June 30, 2026, we granted the following:

Award Type	Number of units (in thousands)	Weighted average grant date fair value
Service condition RSUs	985	$164.25
One-year EBITDA PSUs	277	$164.81
Year-three EBITDA PSUs	120	$164.81
TSR-based PSUs	93	$228.86
Total	1,475	$168.48
We recognize expense on our performance-based RSUs, or PSUs, based on our quarterly assessment of the probable actual performance as compared to our financial performance targets.
As of June 30, 2026, our best estimate is that the financial performance level will be above target for the one-year EBITDA PSUs granted in 2026, the year-three EBITDA PSUs granted in 2024, and our deal incentive PSUs granted in October 2023. Our best estimate for the year-three EBITDA PSUs granted in 2025 and 2026 remains at target.
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
Employee Stock Purchase Plan
There have been no material changes to our ESPP during the six months ended June 30, 2026. For a full description of the plan's terms, refer to Note 11 to the consolidated financial statements included in Part II, Item 8 of our 2025 Form 10-K. ESPP-related compensation expense may fluctuate period over period based on employee participation levels and changes in the fair value at the grant date.

9.    Equity
Treasury Stock
Stock Repurchase Program
During the six months ended June 30, 2026 and 2025, we repurchased a total of 7.9 million and 2.9 million shares at a cost of $1.2 billion and $496 million, respectively. Of these shares, during the six months ended June 30, 2026, 3.4 million shares were purchased on the open market at a cost of $500 million during an open trading period and the remainder under our 10b5-1 trading plan. We recorded $10 million and $2 million of excise tax in treasury stock as part of the cost basis of the shares repurchased during the six months ended June 30, 2026 and 2025, respectively.
During the three months ended June 30, 2026 and 2025, we repurchased a total of 4.4 million and 1.5 million shares at a cost of $651 million and $255 million, respectively. Of these shares, during the three months ended June 30, 2026, 2.1 million shares were purchased on the open market at a cost of $300 million during an open trading period and the remainder under our 10b5-1 trading plan. We recorded $6 million and $2 million of excise tax in treasury stock as part of the cost basis of the shares repurchased during the three months ended June 30, 2026 and 2025, respectively.
In December 2025, our Board approved an aggregate of $3.0 billion for future repurchases of our common stock with no fixed expiration date, effective January 1, 2026, replacing the prior authorization. As of June 30, 2026, the remaining balance of Board approved funds for future repurchases was $1.8 billion. In July 2026, our Board approved an increase in the aggregate amount authorized for repurchases under the current program to $4.0 billion, effective July 1, 2026.
Shares withheld for taxes on employee equity awards
During the six months ended June 30, 2026 and 2025, we withheld shares to satisfy employee tax withholding obligations upon the vesting of RSUs, which we recorded as treasury stock at a cost of $96 million and $98 million, respectively. During the three months ended June 30, 2026 and 2025, the cost of the withheld shares was $1 million and $3 million, respectively.
Dividends
During the six months ended June 30, 2026 and 2025, we declared and paid cash dividends per share of $1.04 and $0.96 for an aggregate payout of $591 million and $555 million, respectively. During the three months ended June 30, 2026 and 2025, we declared and paid cash dividends per share of $0.52 and $0.48 for an aggregate payout of $294 million and $277 million, respectively.
Non-Controlling Interests
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the non-ICE interests are shown as non-controlling interests.
As of June 30, 2026, our non-controlling interests included those related to the non-ICE limited partners' interest in our CDS clearing subsidiaries and third-parties' interest in ICE Futures Abu Dhabi.
As of June 30, 2026, we also had redeemable non-controlling interests, reflected in temporary equity within our consolidated balance sheet, related to third-parties' interests in an entity acquired by us in 2024 and separately, in a new entity we formed during the six months ended June 30, 2026. These are reflected as redeemable non-controlling interests due to put rights held by non-ICE members to require us to purchase their interests.

Accumulated Other Comprehensive Income/(Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income/(loss) (in millions):

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2025	$(186)	$9	$(47)	$(224)
Other comprehensive income/(loss)	(34)	1	—	(33)
Income tax expense	—	—	—	—
Net current period other comprehensive income/(loss)	(34)	1	—	(33)
Balance, as of June 30, 2026	$(220)	$10	$(47)	$(257)

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of March 31, 2026	$(214)	$10	$(47)	$(251)
Other comprehensive loss	(6)	—	—	(6)
Income tax expense	—	—	—	—
Net current period other comprehensive loss	(6)	—	—	(6)
Balance, as of June 30, 2026	$(220)	$10	$(47)	$(257)

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2024	$(285)	$9	$(62)	$(338)
Other comprehensive income/(loss)	123	1	(2)	122
Income tax expense	(1)	(1)	—	(2)
Net current period other comprehensive income/(loss)	122	—	(2)	120
Balance, as of June 30, 2025	$(163)	$9	$(64)	$(218)

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of March 31, 2025	$(250)	$9	$(62)	$(303)
Other comprehensive income/(loss)	88	—	(2)	86
Income tax expense	(1)	—	—	(1)
Net current period other comprehensive income/(loss)	87	—	(2)	85
Balance, as of June 30, 2025	$(163)	$9	$(64)	$(218)

10.    Income Taxes
Our effective tax rate was 24% during each of the six and three months ended June 30, 2026 and 2025. The effective tax rates for these comparable periods remained relatively consistent with a mix of discrete items in each period including deferred tax movements resulting from state tax law and apportionment changes, tax benefits from non-cash compensation, tax refund claims related to prior years and other tax adjustments.
The Organisation for Economic Cooperation and Development, or OECD, Global Anti-Base Erosion Pillar Two minimum tax rules, or Pillar Two, which generally provide for a minimum effective tax rate of 15%, are intended to apply to tax years beginning in 2024. The EU member states and many other countries, including the U.K., our most significant non-U.S. jurisdiction, have committed to implement or have already enacted legislation adopting the Pillar Two rules. In July 2023, the U.K. enacted the U.K. Finance Act 2023, effective as of January 1, 2024, which included provisions to implement certain portions of the Pillar Two minimum tax rules and included an election to apply a transitional safe harbor to extend certain effective dates to accounting periods commencing on or before December 31, 2026 and ending on or before June

30, 2028. In January 2026, the OECD released a comprehensive package of administrative guidance implementing the Group of Seven leading industrialized democracies, or G7’s, June 2025 political agreement on a “Side-by-Side” system. This system, if implemented by each relevant jurisdiction, will apply for accounting periods beginning on or after January 1, 2026, and will effectively exempt U.S. parented groups from the main international components of Pillar Two. These Pillar Two rules did not have a material impact on our financial statements as of June 30, 2026 or December 31, 2025.

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

	As of June 30, 2026
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$69,296	$27,594	$9,535	$—	$5	$106,430
Unsettled variation margin, net	—	—	—	341	—	341
Guaranty fund	4,138	4,799	784	—	4	9,725
Delivery contracts receivable, net	—	—	—	416	—	416
Total	$73,434	$32,393	$10,319	$757	$9	$116,912

	As of December 31, 2025
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$40,627	$23,965	$7,088	$—	$4	$71,684
Unsettled variation margin, net	—	—	—	740	—	740
Guaranty fund	3,075	3,986	817	—	6	7,884
Delivery contracts receivable, net	—	—	—	918	—	918
Total	$43,702	$27,951	$7,905	$1,658	$10	$81,226
Details of our deposits are as follows (in millions):

Cash and Cash Equivalent Margin Deposits and Guaranty Funds
Clearing House	Investment Type	As of June 30, 2026	As of December 31, 2025
ICE Clear Europe	National bank account	$5,609	$5,368
ICE Clear Europe	Reverse repo	58,525	33,020
ICE Clear Europe	Sovereign debt	7,644	2,359
ICE Clear Europe	Demand deposits	100	176
ICE Clear Credit	National bank account	22,992	19,422
ICE Clear Credit	Reverse repo	5,882	4,965
ICE Clear Credit	Demand deposits	3,519	3,564
ICE Clear U.S.	Reverse repo	9,822	7,342
ICE Clear U.S.	Sovereign debt	497	563
Other ICE Clearing Houses	Demand deposits	9	10
Total cash and cash equivalent margin deposits and guaranty funds		$114,599	$76,789

Invested Deposits, Delivery Contracts Receivable and Unsettled Variation Margin
Clearing House	Investment Type	As of June 30, 2026	As of December 31, 2025
ICE NGX	Unsettled variation margin and delivery contracts receivable	$757	$1,658
ICE Clear Europe	Invested deposits - sovereign debt	1,556	2,779
Total invested deposits, delivery contracts receivable and unsettled variation margin		$2,313	$4,437
ICE Clear Europe periodically enters into foreign currency swaps in order to rebalance liquidity buffers for certain currencies. As of June 30, 2026, a total of $1.1 billion notional remained outstanding, which settled during the first week of July 2026 at a predetermined forward rate. The foreign currency swap is accounted for as a derivative instrument measured at fair value using level 2 inputs. The fair value of the derivative was recorded within other current liabilities in our consolidated balance sheets and was immaterial as of June 30, 2026.
Non-cash Collateral (Mutualized Clearing Houses) and Cash and Letters of Credit (ICE NGX) Balances
These pledged assets are not reflected in our balance sheets and are as follows (in millions):

	As of June 30, 2026
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$47,175	$41,535	$21,535	$—	$110,245
Letters of credit	—	—	—	3,028	3,028
Emissions certificates at fair value	982	—	—	—	982
ICE NGX cash deposits	—	—	—	555	555
Total	$48,157	$41,535	$21,535	$3,583	$114,810
Guaranty fund:
Government securities at face value	$1,022	$2,253	$301	$—	$3,576

	As of December 31, 2025
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$26,797	$38,504	$14,337	$—	$79,638
Letters of credit	—	—	—	3,960	3,960
Emissions certificates at fair value	1,399	—	—	—	1,399
ICE NGX cash deposits	—	—	—	947	947
Total	$28,196	$38,504	$14,337	$4,907	$85,944
Guaranty fund:
Government securities at face value	$736	$1,944	$287	$—	$2,967
Total Collateral
As of June 30, 2026 and December 31, 2025, the ICE Clearing Houses had received or had been pledged $235.3 billion and $170.1 billion, respectively, in cash and non-cash collateral in original margin and guaranty fund deposits to cover price movements of underlying contracts for both periods.
ICE Clearing Houses' Liquidity Facilities
As of June 30, 2026, the following facilities were in place at the respective ICE Clearing House to support liquidity needs:
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

As of June 30, 2026, ICE NGX maintains a guaranty fund of $215 million funded by a $200 million letter of credit issued by a major Canadian chartered bank and backed by default insurance underwritten by Export Development Canada, a Crown corporation operated at arm’s length from the Canadian government, plus $15 million held as restricted cash to fund the first loss amount that ICE NGX is responsible for under the default insurance policy. In the event of a Member default where the defaulting Member’s collateral is depleted, the shortfall would be covered by a draw down on the letter of credit following which ICE NGX would file a claim under the default insurance to recover additional losses up to $200 million beyond the $15 million first-loss amount that ICE NGX is responsible for under the default insurance policy. ICE NGX has also set aside $30 million of its own capital that could be used for liquidity purposes in the event of a Member default.
ICE's contribution to the respective guaranty funds and default insurance is broken out by each ICE Clearing House as follows (in millions):

	ICE Portion of Guaranty Fund Contribution		Default insurance
Clearing House	As of June 30, 2026	As of December 31, 2025	As of June 30, 2026	As of December 31, 2025
ICE Clear Europe	$208	$197	$100	$100
ICE Clear U.S.	80	75	25	25
ICE Clear Credit	50	50	75	75
ICE Clear Netherlands	12	13	N/A	N/A
ICE Clear Singapore	1	1	N/A	N/A
ICE NGX	45	45	200	200
Total	$396	$381	$400	$400
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
We also assessed the fair value of our performance guarantee, considering factors including daily settlement of contracts, margining and collateral requirements, other elements of our risk management program, historical evidence of default payments, and estimated probability of potential default payouts by each ICE Clearing House. Based on these analyses, the estimated performance guarantee liability was determined to be nominal, and no liability was recorded as of June 30, 2026. None of the ICE Clearing Houses has ever experienced a Member default that required the use of the guaranty funds of non-defaulting Members or the assets of the ICE Clearing Houses, including our SITG contribution.

12.    Legal Proceedings
In the ordinary course of our business, from time to time we are subject to legal proceedings, lawsuits, government investigations and other claims with respect to a variety of matters. In addition, we are subject to periodic reviews, inspections, examinations and investigations by regulators in the U.S. and other jurisdictions, any of which may result in claims, legal proceedings, assessments, fines, penalties, restrictions on our business or other sanctions. We record estimated expenses and reserves for legal or regulatory matters or other claims when these matters present loss contingencies that are probable and the related amount is reasonably estimable, and gain contingencies when they become certain. Any such accruals may be adjusted as circumstances change. Assessments of losses are inherently subjective and involve unpredictable factors. While the outcome of legal and regulatory matters is inherently difficult to predict and/or the range of loss often cannot be reasonably estimable, we do not believe that the liabilities, if any, which may ultimately result from the resolution of the various legal and regulatory matters that arise in the ordinary course of our business are likely to have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to these legal and regulatory matters. A range of possible losses related to certain cases cannot be reasonably estimated at this time. As of June 30, 2026, no material accruals remain outstanding. Individual matter disclosures in this Form 10-Q are limited to new significant matters or significant updates on existing matters since our 2025 Form 10-K.
For further information on our legal and regulatory matters, see Note 16 to the consolidated financial statements in Part II, Item 8 of our 2025 Form 10-K.

13.    Fair Value Measurements
Financial assets and liabilities recorded or disclosed at fair value in the consolidated balance sheets as of June 30, 2026 and December 31, 2025 were classified in their entirety based on the most significant lowest level input used in their valuation.
Recurring Fair Value Measurements
As of June 30, 2026, our equity investment in Bakkt is measured at fair value on a recurring basis using Level 1 inputs. See Note 3 for more information.
Our mutual funds are equity and fixed income mutual funds held for the purpose of providing future payments for our supplemental executive savings plan and our supplemental executive retirement plan. These mutual funds are classified as equity investments and measured at fair value using Level 1 inputs with adjustments recorded in net income. As of June 30, 2026 and December 31, 2025, the fair value of these mutual funds was $5 million and $20 million, respectively.
At our ICE NGX clearing house, unsettled variation margin is recorded at fair value based on the settlement prices of open contracts using Level 2 inputs. See Note 11 for more information.
Excluding our equity investments without a readily determinable fair value, all other financial instruments approximate carrying value due to the short-term nature of their maturities.
We did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of June 30, 2026 or December 31, 2025.
Non-Recurring Fair Value Measurements
We measure certain assets, such as intangible assets and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of June 30, 2026 and 2025, none of our intangible assets or equity method investments were required to be measured at fair value since no impairment indicators were identified.
We measure certain equity investments at fair value on a non-recurring basis using our policy election under ASC 321. During the six months ended June 30, 2026, we recorded a total gain of $390 million related to the identification of observable price changes in the same or similar investments of our investees. The fair value measurement underlying these gains was classified as Level 3. Refer to Note 3 for more information. During the six and three months ended June 30, 2025, no material adjustments were recorded.
Financial Instruments Not Measured at Fair Value
The table below displays the fair value of our debt as of June 30, 2026 (in millions). The fair values of our fixed rate notes were estimated using Level 2 inputs including quoted market prices for these instruments. The fair value of our commercial paper was estimated using Level 2 inputs. The commercial paper includes a discount and fair value was determined to approximate the carrying value due to the short term to maturity.

	As of June 30, 2026
Debt:	Carrying Amount	Fair value
Commercial Paper	$1,218	$1,218
2027 Senior Notes (4.00%; due September 15, 2027)	1,496	1,493
2027 Senior Notes (3.10%; due September 15, 2027)	499	493
2028 Senior Notes (3.625%; due September 1, 2028)	963	982
2028 Senior Notes (3.75%; due September 21, 2028)	598	590
2028 Senior Notes (3.95%; due December 1, 2028)	595	592
2029 Senior Notes (4.35%; due June 15, 2029)	1,245	1,241
2030 Senior Notes (2.10%; due June 15, 2030)	1,243	1,135
2031 Senior Notes (4.20%; due March 15, 2031)	641	638
2031 Senior Notes (5.25%; due June 15, 2031)	745	767
2032 Senior Notes (1.85%; due September 15, 2032)	1,490	1,265
2033 Senior Notes (4.60%; due March 15, 2033)	1,492	1,475
2040 Senior Notes (2.65%; due September 15, 2040)	1,235	909
2048 Senior Notes (4.25%; due September 21, 2048)	1,234	1,030
2050 Senior Notes (3.00%; due June 15, 2050)	1,225	817
2052 Senior Notes (4.95%; due June 15, 2052)	1,468	1,356
2060 Senior Notes (3.00%; due September 15, 2060)	1,474	882
2062 Senior Notes (5.20%; due June 15, 2062)	985	908
Total debt	$19,846	$17,791

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
Financial data for our business segments is as follows for the six and three months ended June 30, 2026 and 2025 (in millions):

	Six Months Ended June 30, 2026
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$1,332	$—	$—	$1,332
Agricultural and metals futures and options	168	—	—	168
Financial futures and options	448	—	—	448
Cash equities and equity options	1,897	—	—	1,897
OTC and other	213	—	—	213
Data and connectivity services	564	—	—	564
Listings	257	—	—	257
Fixed income execution	—	62	—	62
CDS clearing	—	195	—	195
Fixed income data and analytics	—	655	—	655
Data and network technology	—	390	—	390
Origination technology	—	—	389	389
Closing solutions	—	—	122	122
Servicing software	—	—	448	448
Data and analytics	—	—	137	137
Revenues	4,879	1,302	1,096	7,277
Transaction-based expenses	1,634	—	—	1,634
Revenues, less transaction-based expenses	3,245	1,302	1,096	5,643
Other operating expenses	636	587	538	1,761
Depreciation and amortization	126	171	476	773
Acquisition-related transaction and integration costs	2	1	50	53
Operating expenses	764	759	1,064	2,587
Operating income	$2,481	$543	$32	$3,056
Total other income/(expense), net				128
Income before income tax expense				$3,184

	Three Months Ended June 30, 2026
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$518	$—	$—	$518
Agricultural and metals futures and options	87	—	—	87
Financial futures and options	192	—	—	192
Cash equities and equity options	1,085	—	—	1,085
OTC and other	111	—	—	111
Data and connectivity services	287	—	—	287
Listings	129	—	—	129
Fixed income execution	—	31	—	31
CDS clearing	—	83	—	83
Fixed income data and analytics	—	333	—	333
Data and network technology	—	198	—	198
Origination technology	—	—	197	197
Closing solutions	—	—	65	65
Servicing software	—	—	226	226
Data and analytics	—	—	69	69
Revenues	2,409	645	557	3,611
Transaction-based expenses	945	—	—	945
Revenues, less transaction-based expenses	1,464	645	557	2,666
Other operating expenses	321	289	264	874
Depreciation and amortization	64	87	238	389
Acquisition-related transaction and integration costs	1	1	10	12
Operating expenses	386	377	512	1,275
Operating income	$1,078	$268	$45	$1,391
Total other income/(expense), net				(104)
Income before income tax expense				$1,287

	Six Months Ended June 30, 2025
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$1,152	$—	$—	$1,152
Agricultural and metals futures and options	129	—	—	129
Financial futures and options	314	—	—	314
Cash equities and equity options	1,717	—	—	1,717
OTC and other	199	—	—	199
Data and connectivity services	501	—	—	501
Listings	245	—	—	245
Fixed income execution	—	63	—	63
CDS clearing	—	176	—	176
Fixed income data and analytics	—	605	—	605
Data and network technology	—	349	—	349
Origination technology	—	—	362	362
Closing solutions	—	—	105	105
Servicing software	—	—	441	441
Data and analytics	—	—	133	133
Revenues	4,257	1,193	1,041	6,491
Transaction-based expenses	1,475	—	—	1,475
Revenues, less transaction-based expenses	2,782	1,193	1,041	5,016
Other operating expenses	579	564	529	1,672
Depreciation and amortization	127	170	487	784
Acquisition-related transaction and integration costs	1	—	41	42
Operating expenses	707	734	1,057	2,498
Operating income/(loss)	$2,075	$459	$(16)	$2,518
Total other income/(expense), net				(319)
Income before income tax expense				$2,199

	Three Months Ended June 30, 2025
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$595	$—	$—	$595
Agricultural and metals futures and options	65	—	—	65
Financial futures and options	158	—	—	158
Cash equities and equity options	842	—	—	842
OTC and other	96	—	—	96
Data and connectivity services	255	—	—	255
Listings	123	—	—	123
Fixed income execution	—	32	—	32
CDS clearing	—	82	—	82
Fixed income data and analytics	—	306	—	306
Data and network technology	—	177	—	177
Origination technology	—	—	187	187
Closing solutions	—	—	58	58
Servicing software	—	—	220	220
Data and analytics	—	—	66	66
Revenues	2,134	597	531	3,262
Transaction-based expenses	719	—	—	719
Revenues, less transaction-based expenses	1,415	597	531	2,543
Other operating expenses	289	287	265	841
Depreciation and amortization	64	86	245	395
Acquisition-related transaction and integration costs	—	—	10	10
Operating expenses	353	373	520	1,246
Operating income	$1,062	$224	$11	$1,297
Total other income/(expense), net				(165)
Income before income tax expense				$1,132
No customer accounted for more than 10% of our consolidated revenues, less transaction-based expenses during the six and three months ended June 30, 2026 or 2025.

15.    Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the six and three months ended June 30, 2026 and 2025 (in millions, except per share amounts):

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Basic:
Net income attributable to Intercontinental Exchange, Inc.	$2,371	$1,648	$958	$851
Weighted average common shares outstanding	566	574	564	573
Basic earnings per common share	$4.19	$2.87	$1.70	$1.49
Diluted:
Weighted average common shares outstanding	566	574	564	573
Effect of dilutive securities - stock options and RSUs	2	2	2	2
Diluted weighted average common shares outstanding	568	576	566	575
Diluted earnings per common share	$4.18	$2.86	$1.69	$1.48
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
As of June 30, 2026, approximately 0.8 million stock options and RSUs were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive. As of June 30, 2025, there were no antidilutive stock options or RSUs outstanding.

16.    Subsequent Events
On July 29, 2026, we entered into a definitive agreement to acquire MarketAxess Holdings Inc., or MarketAxess, a leading operator of electronic trading platforms for global institutional fixed income markets.
The transaction is valued at approximately $6.0 billion, or $167 per share, with purchase consideration consisting entirely of cash. In conjunction with the acquisition agreement, we entered into a financing commitment letter for a 364-day senior unsecured bridge facility in an aggregate principal amount not to exceed $6.2 billion, or the Bridge Facility. The purpose of the Bridge Facility is to provide backup financing to fund, in part, the acquisition and to pay related fees, commissions and expenses, if the permanent debt financing cannot be obtained. The commitments that we obtained for the Bridge Facility may be permanently reduced from $6.2 billion to $0 as a result of (i) the effectiveness of a future term loan facility, (ii) the issuance by us of senior unsecured notes and (iii) the amendment of our existing revolving credit agreement.
The transaction is expected to close in the first half of 2027, subject to receipt of MarketAxess stockholder approval, applicable regulatory approvals and customary closing conditions.
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

These risks and other factors include, among others, those set forth in Part I, Item 1(A) under the caption “Risk Factors” in our 2025 Form 10-K, as filed with the SEC on February 5, 2026. Due to the uncertain nature of these factors, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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
Recent Developments
Acquisition of MarketAxess Holdings Inc.
On July 29, 2026, we entered into a definitive agreement to acquire MarketAxess Holdings Inc., or MarketAxess, a leading operator of electronic trading platforms for global institutional fixed income markets.
The transaction is valued at approximately $6.0 billion, or $167 per share, with purchase consideration consisting entirely of cash. In conjunction with the acquisition agreement, we entered into a financing commitment letter for a 364-day senior unsecured bridge facility in an aggregate principal amount not to exceed $6.2 billion, or the Bridge Facility. The purpose of the Bridge Facility is to provide backup financing to fund, in part, the acquisition and to pay related fees, commissions and expenses, if the permanent debt financing cannot be obtained. The commitments that we obtained for the Bridge Facility may be permanently reduced from $6.2 billion to $0 as a result of (i) the effectiveness of a future term loan facility, (ii) the issuance by us of senior unsecured notes and (iii) the amendment of our existing revolving credit agreement.
The transaction is expected to close in the first half of 2027, subject to receipt of MarketAxess stockholder approval, applicable regulatory approvals and customary closing conditions.
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
Our business has been impacted positively and negatively by these global economic conditions. For instance, due to market and interest rate volatility, including market volatility during the first six months of 2026, we have seen increased trading across a number of our products, such as energy, interest rate and equity futures, credit default swaps and bonds. Conversely, increases in mortgage interest rates over the past several years have resulted in reduced consumer and investor demand for mortgages and adversely impacted the transaction-based revenues in our Mortgage Technology segment. If mortgage rates further increase, or if mortgage lending practices change, our Mortgage Technology segment revenues may be further impacted. In addition, higher interest rates have resulted, and may continue to result, in higher interest rates for our debt instruments as we refinance our existing indebtedness.
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

Tax Policy Changes
In January 2026, the OECD released a comprehensive package of administrative guidance related to Pillar Two implementing the G7's June 2025 political agreement on a "Side-by-Side" system. This system, if implemented by each relevant jurisdiction, will apply for accounting periods beginning on or after January 1, 2026, and will effectively exempt U.S. parented groups from the main international components of Pillar Two. This new guidance on Pillar Two did not have a material impact on our financial statements as of June 30, 2026 or December 31, 2025.
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
Global policy makers have undertaken reviews of their existing legal frameworks governing financial markets in connection with regulatory reform, and have either passed new laws and regulations, or are in the process of debating and/or enacting new laws and regulations that apply to our business and to our customers’ businesses. Legislative and regulatory actions may impact the way in which we or our customers conduct business and may create uncertainty, which could affect trading volumes or demand for market data. See Part I, Item 1 “Business — Regulation” and Part I, Item 1(A) "Risk Factors" included in our 2025 Form 10-K for a discussion of the primary regulations applicable to our business and certain risks associated with those regulations.
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
•Policy Intervention to Address High Energy Prices. In July 2026, the European Commission published a proposal to revise the EU Emissions Trading System, or EU ETS, with a focus on reducing carbon price volatility and limiting impact on electricity prices. Any resulting policy changes could affect ICE Endex, the primary European exchange for emissions allowance trading under the EU ETS, and ICE Clear Europe which clears those contracts.
•Digital Asset Regulation. The U.S. House and Senate are working to finalize market structure legislation, known as the Clarity Act, covering digital commodities and securities. If decentralized finance platforms offering products similar to regulated instruments are excluded from regulation, it could affect market and competitive dynamics and result in reduced contract volumes traded and cleared at our exchanges and clearing houses. We are monitoring the proposals and any impact on our exchanges and clearing houses.
•Prediction Markets. The CFTC has asserted that the Commodity Exchange Act preempts state laws governing prediction markets and reaffirmed its position that event contracts are swaps subject to the CFTC’s exclusive jurisdiction. In April 2026, the CFTC filed suits in several states to prevent states from applying their laws to CFTC registered prediction markets. In March 2026, the CFTC published an advanced notice of proposed rulemaking, or ANPRM, requesting comment on a broad range of issues relating to the regulation of event contracts traded on prediction markets and also published a staff advisory to Designated Contract Markets outlining staff’s views on the listing and trading of such contracts. In June 2026, the CFTC published a proposed rulemaking for prediction markets which revises the regulatory framework governing event contracts and clarifies the types of event contracts eligible for trading at CFTC registered entities. Together, these actions signal the CFTC’s intent to develop a comprehensive federal regulatory framework for prediction markets. We are monitoring the potential impacts on our derivatives businesses, including effects on trading volumes.
•Equity Market Structure Rules. In June 2026, the SEC issued a proposal that would amend Regulation NMS Rule 611 (the "order protection" or "trade through" rule) and Rule 610(e) (prohibiting locked and crossed markets). The proposal, if adopted, would represent one of the most significant changes to U.S. equity market structure in recent decades and could have meaningful effects on market and competitive dynamics for venues that facilitate trading of equity securities, including potentially reducing fragmentation. In connection with the proposal, the SEC also extended until November 2027 the compliance period for changes to tick sizes and reduced fee caps exchanges can charge market participants for access to protected quotations.
•Consolidated Audit Trail. In April 2026, the SEC issued a concept release soliciting public comment in support of a comprehensive review of the Consolidated Audit Trail, or CAT, and other audit trails and related data sources currently used in the regulation of U.S. securities markets. Among the topics for which the SEC sought comment is CAT funding and cost management, regulatory purposes, structure and governance, and design and scope. The future of the CAT, including the proportion of funding that exchanges will contribute prospectively and for historical costs, will be heavily influenced by the comments received. In the meantime, the SEC has approved certain cost savings amendments for the CAT, and private litigations are going.
•Capital Markets. The SEC proposed several rules during this quarter designed to encourage more companies to go and stay public, including optionality for semiannual reporting, extending current disclosure scaling and other accommodations that simplify the filer status framework, expanding the availability of shelf registration, and rescinding climate-related disclosure rules. If adopted, these rules could have effects on competitive dynamics for listing venues.
•Regulatory Categorization of Perpetual Contracts. In May, the CFTC took three actions related to perpetual contracts on crypto assets in which perpetuals were deemed futures contracts for regulatory purposes. First, the CFTC approved the listing of bitcoin perpetual futures contracts on Kalshi's designated contract market, limiting the scope of its approval to bitcoin and "similarly structured" perpetuals on digital commodities that have deep, active and continuous spot market trading. The CME Group is challenging this approval in federal court because CME asserts that perpetual contracts are swaps, not futures. Second, the CFTC issued a policy statement stating that perpetual contracts referencing asset classes not contemplated in the Kalshi approval order should be submitted for review under the voluntary product approval process (i.e., not self-certified). And, finally, the CFTC staff provided interpretive and no-action relief to Coinbase's futures commission merchant, or FCM, to intermediate customer access to perpetual futures contracts listed on foreign exchange Deribit in Abu Dhabi.
Subsequently, in June, the CFTC issued a Request for Comment on 24/7 trading and perpetual contracts asking whether perpetual contracts referencing physically delivered or storable energy commodities should also be considered futures contracts.

Consolidated Financial Highlights
The following summarizes our results and significant changes in our consolidated financial performance for the periods presented (dollars in millions, except per share amounts).

(1)    Operating income/(loss) from our Mortgage Technology segment was $32 million and $(16) million for the six months ended June 30, 2026 and 2025, respectively.
(2)    The adjusted figures exclude items that are not reflective of our cash operations or core business performance. Adjusted net income attributable to ICE is presented net of taxes. These adjusted numbers are not calculated in accordance with U.S. GAAP. See “—Non-GAAP Financial Measures” below.

	Six Months Ended June 30,			Three Months Ended June 30,
	2026	2025	Change*	2026	2025	Change
Revenues, less transaction-based expenses	$5,643	$5,016	12%	$2,666	$2,543	5%
Recurring revenues(1)	$2,673	$2,492	7%	$1,353	$1,256	8%
Transaction revenues, net(1)	$2,970	$2,524	18%	$1,313	$1,287	2%
Operating expenses	$2,587	$2,498	4%	$1,275	$1,246	2%
Adjusted operating expenses(2)	$2,073	$1,947	7%	$1,038	$983	6%
Operating income	$3,056	$2,518	21%	$1,391	$1,297	7%
Adjusted operating income(2)	$3,570	$3,069	16%	$1,628	$1,560	4%
Operating margin	54%	50%	4 pts	52%	51%	1 pt
Adjusted operating margin(2)	63%	61%	2 pts	61%	61%	—
Other income/(expense), net	$128	$(319)	n/a	$(104)	$(165)	(37)%
Income tax expense	$777	$522	49%	$312	$267	17%
Effective tax rate	24%	24%	—	24%	24%	—
Net income attributable to ICE	$2,371	$1,648	44%	$958	$851	13%
Adjusted net income attributable to ICE(2)	$2,412	$2,038	18%	$1,074	$1,043	3%
Diluted earnings per share attributable to ICE common stockholders	$4.18	$2.86	46%	$1.69	$1.48	14%
Adjusted diluted earnings per share attributable to ICE common stockholders(2)	$4.25	$3.54	20%	$1.90	$1.81	5%
Cash flows from operating activities	$3,324	$2,472	34%
Free cash flow(3)	$2,886	$2,116	36%
Adjusted free cash flow(3)	$2,600	$2,023	28%

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
•Revenues, less transaction-based expenses, increased $627 million and $123 million for the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025. See "—Exchanges Segment", "—Fixed Income and Data Services Segment" and "—Mortgage Technology Segment" below for a discussion of the significant changes in our revenues. The change in revenues during the six and three months ended June 30, 2026 includes $58 million and $6 million, respectively, in favorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable periods in 2025.
•Operating expenses increased $89 million and $29 million for the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025. See "—Consolidated Operating Expenses" below for a discussion of the significant changes in our operating expenses. The changes in operating expenses during the six and three months ended June 30, 2026 include $9 million and $1 million, respectively, in unfavorable foreign exchange effects arising from fluctuations in the U.S. dollar from the comparable periods in 2025.

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

Exchanges Segment
The following presents selected statements of income data for our Exchanges segment (dollars in millions):

REVENUES, LESS TRANSACTION-BASED EXPENSES
3,500
3,000
2,500
2,000
1,500
1,000
500
0
$ (Millions)
$2,782
$245
$501
$199
$242
$314
$129
$1,152
$3,245
$257
$564
$213
$263
$448
$168
$1,332
YTD 2025
YTD 2026
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

	Six Months Ended June 30,			Three Months Ended June 30,
	2026	2025	Change*	2026	2025	Change*
Revenues:
Energy futures and options	$1,332	$1,152	16%	$518	$595	(13)%
Agricultural and metals futures and options	168	129	31	87	65	35
Financial futures and options	448	314	43	192	158	21
Futures and options	1,948	1,595	22	797	818	(3)
Cash equities and equity options	1,897	1,717	10	1,085	842	29
OTC and other	213	199	7	111	96	15
Transaction and clearing, net	4,058	3,511	16	1,993	1,756	13
Data and connectivity services	564	501	13	287	255	12
Listings	257	245	5	129	123	5
Revenues	4,879	4,257	15	2,409	2,134	13
Transaction-based expenses(1)	1,634	1,475	11	945	719	31
Revenues, less transaction-based expenses	3,245	2,782	17	1,464	1,415	3
Other operating expenses	636	579	10	321	289	11
Depreciation and amortization	126	127	(1)	64	64	—
Acquisition-related transaction and integration costs	2	1	n/a	1	—	n/a
Operating expenses	764	707	8	386	353	9
Operating income	$2,481	$2,075	20%	$1,078	$1,062	2%

Recurring revenues	$821	$746	10%	$416	$378	10%
Transaction revenues, net	$2,424	$2,036	19%	$1,048	$1,037	1%

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
For the six and three months ended June 30, 2026, 28% and 24%, respectively, of our Exchanges segment revenues, less transaction-based expenses, were billed in pounds sterling or euros. For the six and three months ended June 30, 2025, 24% and 23%, respectively, of our Exchanges segment revenues, less transaction-based expenses, were billed in pounds sterling or euros. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Exchanges segment revenues, less transaction-based expenses, were higher by $52 million and $5 million for the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025.
Our Exchange transaction and clearing revenues are presented net of rebates. We recorded rebates of $1.1 billion and $842 million for the six months ended June 30, 2026 and 2025, respectively, and $469 million and $440 million for the three months ended June 30, 2026 and 2025, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. The increase in rebates for the six months ended June 30, 2026 was primarily due to higher volumes traded as compared to the comparable period in 2025.
•Energy Futures and Options: Total volume in our energy futures and options markets increased 5% and decreased 21% for the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025, and revenues increased 16% and decreased 13% for the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025.
–Oil futures and options volume increased 5% and decreased 25% for the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025. The increase in oil volumes for the six month period ended June 30, 2026 was due to higher overall volatility, driven by global supply disruptions that intensified in late February following the outbreak of the U.S.-Iran conflict which primarily impacted our first quarter volumes. The decrease in oil volumes for the three month period ended June 30, 2026 was due to a confluence of prior period geopolitical risks and macroeconomic uncertainty.
–Global natural gas futures and options volume increased 6% and decreased 13% for the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025. The increase in volume for the six month period ended June 30, 2026 was driven by higher overall volatility related to increased demand constrained by a tightened domestic supply in our North American gas products. In addition, continued growth in our TTF complex was, in part, driven by supply disruption risks and geopolitical uncertainty. The decrease in volume for the three month period ended June 30, 2026 was due to prior period shifting supply and demand dynamics.
–Environmentals and other futures and options volume increased 8% and decreased 7% for the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025. The increase in volumes for the six month period ended June 30, 2026 was primarily due to higher power volume combined with higher emissions volume driven by political uncertainty and a sharp decline in European Union Allowance, or EUA, prices primarily impacting our first quarter volumes. The decrease in volume for the three month period ended June 30, 2026 was due to lower emissions volume.
•Agricultural and Metals Futures and Options: Total volume in our agricultural and metals futures and options markets increased 32% and 36% for the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025 and revenues increased 31% and 35% for the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025.
–Sugar futures and options volume increased 26% and 30% for the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025. The increase in volume was primarily due to geopolitical risk impacting our sugar markets.
–Other agricultural and metal futures and options volume increased 38% and 40% for the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025, primarily driven by geopolitical risks and shifting demand impacting our coffee and cocoa markets.
•Financial Futures and Options: Total volume in our financial futures and options markets increased 44% and 23% for the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025 and revenues increased 43% and 21% for the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025.
–Interest rate futures and options volume increased 47% and 24% for the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025 and revenues increased 52% and 25% for the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025, largely driven by heightened volatility following the outbreak of the U.S.-Iran conflict in late February, which triggered a global energy supply shock and materially altered central bank rate expectations.
–Other financial futures and options volume, which includes our MSCI®, FTSE® and NYSE FANG+ equity indices, U.S. Dollar Index and foreign exchange products, increased 9% and 5% for the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025 and revenues increased 17% and 11% for the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025. The overall increase in volume was primarily due to higher equity market volatility compared to the prior year period.

•Cash Equities and Equity Options: Cash equities volume increased 24% and 12% for the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025, primarily due to higher industry volumes driven by geopolitical risks and higher retail participation. Cash equities revenues, net of transaction-based expenses, were $187 million and $164 million for the six months ended June 30, 2026 and 2025, respectively, and $102 million and $83 million for the three months ended June 30, 2026 and 2025, respectively. The increase in revenue was primarily related to higher industry volumes partially offset by lower capture rate.
Equity options volume increased 33% and 44% for the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025, driven by higher industry volumes. Equity options revenues, net of transaction-based expenses, were $76 million and $78 million for the six months ended June 30, 2026 and 2025, respectively, and $38 million and $40 million for the three months ended June 30, 2026 and 2025, respectively. The decrease in revenue was primarily due to lower capture rate, partially offset by higher industry volumes.
•OTC and Other: OTC and other transactions include revenues from our OTC energy business and other trade confirmation services, as well as net interest income and fees on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, exchange membership fees and agricultural grading and certification fees. Our OTC and other revenues increased 7% and 15% for the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025. The increase for the six month period was primarily due to higher net interest income and fees on collateral balances, partially offset by lower exchange regulatory fees. The increase for the three month period was primarily due to higher net interest income and fees on collateral balances.
•Data and Connectivity Services: Our data and connectivity services revenues increased 13% and 12% for the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025. The increase in revenue was driven by strong customer retention, new customer additions and increased spending by existing customers.
•Listings Revenues: Through NYSE, NYSE American, NYSE Arca and NYSE Texas, we generate listings revenue related to the provision of listings services for public companies and ETFs, and related corporate actions for listed companies. Listings revenues increased 5% for each of the six and three months ended June 30, 2026 from the comparable periods in 2025, primarily due to new listings. All listings fees are billed upfront, and revenues are recognized over time as the identified performance obligations are satisfied.
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
The following charts and tables present trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts):

Volume and Rate per Contract

	Six Months Ended June 30,			Three Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Number of contracts traded (in millions):
Energy futures and options	708	673	5%	271	342	(21)%
Agricultural and metals futures and options	76	57	32	39	28	36
Financial futures and options	735	512	44	314	257	23
Total	1,519	1,242	22%	624	627	—%
Average daily volume of contracts traded (in thousands):
Energy futures and options	5,760	5,475	5%	4,380	5,519	(21)%
Agricultural and metals futures and options	615	465	32	622	459	36
Financial futures and options	5,845	4,073	43	4,997	4,080	22
Total	12,220	10,013	22%	9,999	10,058	(1)%
Rate per contract:
Energy futures and options	$1.88	$1.71	10%	$1.90	$1.74	10%
Agricultural and metals futures and options	$2.22	$2.25	(1)%	$2.25	$2.26	—%
Financial futures and options	$0.60	$0.61	(1)%	$0.61	$0.61	(1)%

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

Open Interest

	As of June 30,
	2026	2025	Change
Open interest — in thousands of contracts:
Energy futures and options	67,603	63,985	6%
Agricultural and metals futures and options	4,274	2,996	43
Financial futures and options	46,203	31,631	46
Total	118,080	98,612	20%

The following charts and tables present selected cash and equity options trading data. All trading volume below is presented as average net daily trading volume, or ADV, and is single counted:

	Six Months Ended June 30,			Three Months Ended June 30,
	2026	2025	Change	2026	2025	Change
NYSE cash equities (shares in millions):
Total cash handled volume (ADV)	4,091	3,301	24%	4,098	3,654	12%
Total cash market share matched	20.0%	19.0%	1 pt	19.9%	19.5%	0.4 pts
NYSE equity options (contracts in thousands):
NYSE equity options volume (ADV)	13,274	9,953	33%	14,113	9,829	44%
Total equity options volume (ADV)	64,597	53,019	22%	66,515	52,452	27%
NYSE share of total equity options	20.5%	18.8%	1.7 pts	21.2%	18.7%	2.5 pts
Revenue capture or rate per contract:
Cash equities rate per contract (per 100 shares)	$0.037	$0.041	(9)%	$0.040	$0.037	10%
Equity options rate per contract	$0.05	$0.06	(27)%	$0.04	$0.06	(33)%
Handled volume represents the total number of shares of equity securities and ETFs internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities and ETFs executed on our exchanges.
Transaction-Based Expenses
Our equities and equity options markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. Section 31 fees are recorded on a gross basis as a component of exchanges revenue. These Section 31 fees are assessed to recover the government’s costs of supervising and regulating the securities markets and professionals and are subject to change. We, in turn, collect corresponding activity assessment fees from member organizations clearing or settling trades on the equities and options exchanges, and recognize these amounts in our exchanges revenues when invoiced. The activity assessment fees are designed to equal the Section 31 fees. As a result, activity assessment fees and the corresponding Section 31 fees do not have an impact on our net income, although the timing of payment by us will vary from collections. Section 31 fees were $288 million and $412 million for the six months ended June 30, 2026 and 2025, respectively, and $288 million and $150 million for the three months ended June 30, 2026 and 2025, respectively. The decrease in Section 31 fees for the six month period ended June 30, 2026 was primarily due to the SEC setting the fee rate to zero beginning in May 2025, after the full fiscal year 2025 appropriation had been collected. The SEC reinstated the fee rate in April 2026, which drove the increase in Section 31 fees for the three months ended June 30, 2026 compared to the same prior year period. The fees we collect are included in cash at the time of receipt and we remit the amounts to the SEC twice a year as required. The total amount of Section 31 fees payable is included in current liabilities and was $286 million as of June 30, 2026.
We make liquidity payments to cash and options trading customers, as well as routing charges made to other exchanges which are included in transaction-based expenses. We incur routing charges when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We record routing charges on a gross basis as a component of exchanges revenue. Cash liquidity payments, routing and clearing fees were $1.3 billion and $1.1 billion for the six months ended June 30, 2026 and 2025, respectively, and $657 million and $569 million for the three months ended June 30, 2026 and 2025, respectively. The increase was primarily due to higher volumes traded during the six months ended June 30, 2026 as compared to the comparable period in 2025.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Exchanges segment's operating expenses, operating income and operating margin (dollars in millions). See “—Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Exchanges Segment:	Six Months Ended June 30,			Three Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Operating expenses	$764	$707	8%	$386	$353	9%
Adjusted operating expenses(1)	$732	$671	9%	$370	$337	10%
Operating income	$2,481	$2,075	20%	$1,078	$1,062	2%
Adjusted operating income(1)	$2,513	$2,111	19%	$1,094	$1,078	1%
Operating margin	76%	75%	1 pt	74%	75%	(1 pt)
Adjusted operating margin(1)	77%	76%	1 pt	75%	76%	(1 pt)

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

	Six Months Ended June 30,			Three Months Ended June 30,
	2026	2025	Change*	2026	2025	Change*
Revenues:
Fixed income execution	$62	$63	(2)%	$31	$32	(4)%
CDS clearing	195	176	11	83	82	2
Fixed income data and analytics	655	605	8	333	306	9
Fixed income and credit	912	844	8	447	420	7
Data and network technology	390	349	12	198	177	11
Revenues	1,302	1,193	9	645	597	8
Other operating expenses	587	564	4	289	287	1
Depreciation and amortization	171	170	1	87	86	1
Acquisition-related transaction and integration costs	1	—	n/a	1	—	n/a
Operating expenses	759	734	3	377	373	1
Operating income	$543	$459	18%	$268	$224	20%

Recurring revenues	$1,045	$954	9%	$531	$483	10%
Transaction revenues	$257	$239	8%	$114	$114	—%

*Percentage changes in the table above deemed "n/a" are not meaningful.
In the table above, we consider fixed income data and analytics revenues and data and network technology revenues to be recurring revenues.
For each of the six and three months ended June 30, 2026, 10% of our Fixed Income and Data Services segment revenues were billed in pounds sterling or euros. For the six and three months ended June 30, 2025, 10% and 11%, respectively, of our Fixed Income and Data Services segment revenues were billed in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues denominated in foreign currencies changes accordingly. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Fixed Income and Data Services revenues were higher by $6 million and $1 million for the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025.
Fixed Income and Data Services Revenues
Our Fixed Income and Data Services revenues increased 9% and 8% for the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025, primarily due to strength in our fixed income data and analytics products and our data and network technology portfolio, and our CDS clearing business.
•Fixed Income Execution: Fixed income execution includes revenues from ICE Bonds. Execution fees are reported net of rebates, which were $4 million and $2 million for the six and three months ended June 30, 2026, respectively, and $6 million and $4 million for the six and three months ended June 30, 2025, respectively. Our fixed income execution revenues decreased 2% and 4% for the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025 primarily due to lower trading volumes as market volatility moderated relative to the prior year period.
•CDS Clearing: CDS clearing revenues increased 11% and 2%, respectively, for the six and three months ended June 30, 2026 from the comparable periods in 2025. Clearing fees are reported net of rebates, which were $3 million and $2 million for the six and three months ended June 30, 2026, respectively, and $2 million for both the six and three months ended June 30, 2025. The notional value of CDS cleared was $16.1 trillion and $12.8 trillion for the six months ended June 30, 2026 and 2025, respectively, and $6.2 trillion and $5.8 trillion for the three months ended June 30, 2026 and 2025, respectively. The increase in revenues was primarily due to higher clearing volumes driven by elevated market volatility from geopolitical events during the period.
•Fixed Income Data and Analytics: Our fixed income data and analytics revenues increased 8% and 9% for the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025 due to growth in our pricing and reference data business and strength in our index business.

•Data and Network Technology: Our data and network technology revenues increased 12% and 11% for the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025, driven by growth in our ICE Global Network offering, coupled with strength in our consolidated feeds, desktop and derivative analytics revenues.
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
As of June 30, 2026, ASV was $2.080 billion, which increased 7.9% compared to the ASV as of June 30, 2025. ASV represents nearly 100% of total data services revenues for this segment. This does not adjust for year-over-year foreign exchange fluctuations.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Fixed Income and Data Services segment's operating expenses, operating income and operating margin (dollars in millions). See “—Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Fixed Income and Data Services Segment:	Six Months Ended June 30,			Three Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Operating expenses	$759	$734	3%	$377	$373	1%
Adjusted operating expenses(1)	$696	$659	6%	$350	$336	4%
Operating income	$543	$459	18%	$268	$224	20%
Adjusted operating income(1)	$606	$534	13%	$295	$261	13%
Operating margin	42%	38%	4 pts	42%	37%	5 pts
Adjusted operating margin(1)	47%	45%	2 pts	46%	44%	2 pts

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
$1,041
$133
$441
$105
$362
$1,096
$137
$448
$122
$389
YTD 2025
YTD 2026
Data and analytics
Servicing software
Closing solutions
Origination technology

(1)    The adjusted figures in the charts above are calculated by excluding items that are not reflective of our cash operations and core business performance. As a result, these adjusted figures are not calculated in accordance with U.S. GAAP. See “—Non-GAAP Financial Measures” below.

	Six Months Ended June 30,			Three Months Ended June 30,
	2026	2025	Change*	2026	2025	Change
Revenues:
Origination technology	$389	$362	7%	$197	$187	5%
Closing solutions	122	105	17	65	58	14
Servicing software	448	441	2	226	220	2
Data and analytics	137	133	3	69	66	6
Revenues	1,096	1,041	5	557	531	5
Other operating expenses	538	529	2	264	265	—
Depreciation and amortization	476	487	(2)	238	245	(2)
Acquisition-related transaction and integration costs	50	41	20	10	10	(10)
Operating expenses	1,064	1,057	1	512	520	(1)
Operating income/(loss)	$32	$(16)	n/a	$45	$11	312%

Recurring revenues	$807	$792	2%	$406	$395	3%
Transaction revenues	$289	$249	16%	$151	$136	11%

*Percentage changes in the table above deemed "n/a" are not meaningful.
In the table above, we consider subscription fees and certain other revenues to be recurring revenues. Each revenue classification above contains a mix of recurring and transaction revenues based on the various service offerings described in more detail below.
Mortgage Technology Revenues
Our mortgage technology revenues are derived from our comprehensive, end-to-end U.S. residential mortgage platform. Our mortgage technology business is intended to enable greater workflow efficiency and mitigate risks for customers throughout the mortgage life cycle. Mortgage technology revenues increased 5% for each of the six and three months ended June 30, 2026 from the comparable periods in 2025 primarily due to higher origination volumes, revenue contributions from new client implementations, and renewal expansions with existing customers that drove broader product adoption.
•Origination technology: Our origination technology revenues increased 7% and 5% for the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025, driven by origination volume impacting Encompass and Encompass network revenues and renewal expansions of existing customers. These revenues are based on recurring Software as a Service, or SaaS, subscription fees, with an additive transaction-based or success-based pricing fee as lenders exceed the number of loans closed that are included with their monthly base subscription. Revenues from the Encompass network are largely transaction-based.
•Closing solutions: Our closing solutions revenues increased 17% and 14% during the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025, driven by higher industry volume impacting MERSCORP Holdings, Inc., or MERS, and Simplifile. Revenues from closing solutions are largely transaction-based, driven by the volume of loans closed.
•Servicing software: Our servicing software revenues increased 2% for each of the six and three months ended June 30, 2026 from the comparable periods in 2025, driven by MSP new client implementations, contractual price increases, renewal expansions and default management revenues, primarily due to higher foreclosure transactions and loss mitigation revenue. This was partially offset by loan count declines related to customer merger and acquisition activity. Revenues from servicing solutions are primarily subscription-based and recurring in nature based on number of loans serviced, whereas revenues from default servicing solutions, which is a smaller portion of overall servicing software revenues, are largely transaction-based, driven by foreclosure volume.
•Data and analytics: Our Data and Analytics revenues increased 3% and 6% during the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025, driven by continued adoption of data solutions and increased purchases by existing customers. Revenues related to our data and analytics products are largely subscription-based and recurring in nature with a smaller portion transaction-based in nature.

Operating Expenses, Operating Income/(Loss) and Operating Margin
The following chart summarizes our Mortgage Technology segment's operating expenses, operating income/(loss) and operating margin (dollars in millions). See “—Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Mortgage Technology Segment:	Six Months Ended June 30,			Three Months Ended June 30,
	2026	2025	Change*	2026	2025	Change
Operating expenses	$1,064	$1,057	1%	$512	$520	(1)%
Adjusted operating expenses(1)	$645	$617	5%	$318	$310	3%
Operating income/(loss)	$32	$(16)	n/a	$45	$11	312%
Adjusted operating income(1)	$451	$424	6%	$239	$221	8%
Operating margin	3%	(2)%	5 pts	8%	2%	6 pts
Adjusted operating margin(1)	41%	41%	—	43%	42%	1 pt

(1)    The adjusted figures exclude items that are not reflective of our cash operations or core business performance. These adjusted numbers are not calculated in accordance with GAAP. See “—Non-GAAP Financial Measures”.
*Percentage changes in the table above deemed "n/a" are not meaningful.

Consolidated Operating Expenses
The following presents our consolidated operating expenses (dollars in millions):

CONSOLIDATED OPERATING EXPENSES
$ (Millions)
3,000
2,500
2,000
1,500
1,000
500
0
$2,498
$784
$611
$123
$980
YTD 2025
$2,587
$773
$675
$125
$1,014
YTD 2026
Depreciation and amortization
Technology and communication, rent and occupancy, and selling, general and administrative
Professional services and acquisition-related transaction and integration costs
Compensation and benefits

	Six Months Ended June 30,			Three Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Compensation and benefits	$1,014	$980	4%	$509	$499	2%
Professional services	72	81	(12)	37	41	(11)
Acquisition-related transaction and integration costs	53	42	24	12	10	4
Technology and communication	480	428	12	242	215	13
Rent and occupancy	47	41	15	23	20	20
Selling, general and administrative	148	142	4	63	66	(5)
Depreciation and amortization	773	784	(1)	389	395	(1)
Total operating expenses	$2,587	$2,498	4%	$1,275	$1,246	2%

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

During each of the six months ended June 30, 2026 and 2025, 8% of our operating expenses were billed in pounds sterling or euros. During each of the three months ended June 30, 2026 and 2025, 9% of our operating expenses were billed in pounds sterling or euros. Due to fluctuations in the U.S. dollar compared to the pound sterling and euro, our consolidated operating expenses were higher by $9 million and $1 million for the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025.
Compensation and Benefits Expenses
Compensation and benefits expense is our most significant operating expense and includes non-capitalized employee wages, bonuses, stock-based compensation, certain severance costs, benefits and employer taxes. The bonus and certain stock compensation components of our compensation and benefits expense are based on both our financial performance and individual employee performance. Therefore, our compensation and benefits expense will vary year-to-year based on our financial performance and fluctuations in our number of employees. Our employee headcount at the end of each period is included in the table below.

	As of June 30,
	2026	2025	Change
Employee headcount	12,725	12,806	(1)%
Employee headcount decreased primarily due to reductions in conjunction with realizing synergies from the Black Knight acquisition. Compensation and benefits expense increased $34 million and $10 million for the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025. The increase was primarily due to merit-related pay increases, partially offset by higher capitalized labor and the impact from lower headcount.
Professional Services Expenses
Professional services expense includes fees for consulting services received on strategic and technology initiatives, temporary labor, as well as regulatory, legal and accounting fees, and may fluctuate as a result of changes in our use of these services in our business.
Professional services expenses decreased $9 million and $4 million for the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025 primarily due to lower NYSE regulatory consulting fees.
Acquisition-Related Transaction and Integration Costs
We incurred $53 million and $42 million in acquisition-related transaction and integration costs during the six months ended June 30, 2026 and 2025, respectively, and $12 million and $10 million during the three months ended June 30, 2026 and 2025, respectively, primarily due to integration costs related to Black Knight.
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
Technology and communication expenses increased $52 million and $27 million for the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025 primarily due to increases in data center space, price increases on annual hardware and software maintenance contracts, and an increase in our revenue share license expenses.

Rent and Occupancy Expenses
Rent and occupancy expense relates to leased and owned property and includes rent, maintenance, real estate taxes, utilities and other related costs. We have significant operations located in the U.S., U.K., and India, with smaller offices located throughout the world.
Rent and occupancy expenses increased $6 million and $3 million for the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include marketing, advertising, public relations, insurance, bank service charges, dues and subscriptions, travel and entertainment, non-income taxes and other general and administrative costs.
Selling, general and administrative expenses increased $6 million and decreased $3 million for the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025. The increase for the six month period was primarily due to higher customer acquisitions costs at the NYSE due to an increase in initial public offering activity and higher employee travel, partially offset by a $10 million reversal of a previously recorded regulatory matter accrual. The decrease for the three-month period was primarily driven by the same $10 million reversal, which more than offset the expense increases noted above.
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
We recorded amortization expenses on intangible assets acquired as part of our acquisitions, as well as on other intangible assets of $474 million and $506 million for the six months ended June 30, 2026 and 2025, respectively, and $237 million and $253 million for the three months ended June 30, 2026 and 2025, respectively. The decrease was primarily related to certain intangible assets acquired in our 2015 and 2020 acquisitions becoming fully amortized in 2025.
We recorded depreciation expenses on our fixed assets of $299 million and $278 million for the six months ended June 30, 2026 and 2025, respectively, and $152 million and $142 million for the three months ended June 30, 2026 and 2025, respectively. The increase was primarily due to higher amortization of internally developed software assets.
Consolidated Non-Operating Income/(Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following tables present our non-operating income/(expenses) (dollars in millions):

	Six Months Ended June 30,			Three Months Ended June 30,
	2026	2025	Change*	2026	2025	Change*
Other income/(expense):
Interest income	$51	$64	(21)%	$27	$31	(14)%
Interest expense	(408)	(407)	—	(205)	(201)	2
Other income, net	485	24	n/a	74	5	n/a
Total other income/(expense), net	$128	$(319)	n/a	$(104)	$(165)	(37)%
Net income attributable to non-controlling interests	$(36)	$(29)	25%	$(17)	$(14)	27%

*Percentage changes in the table above deemed "n/a" are not meaningful.
Interest Income
Interest income decreased during the six and three months ended June 30, 2026 from the same periods in 2025 due to the following:

•During the six and three months ended June 30, 2025, we earned $10 million and $3 million, respectively, in interest income on short-term investments related to $500 million of the net proceeds from the 2031 Notes which we used to repay a portion of the aggregate principal amount of the May 2025 Notes at their maturity. As the short-term investments matured in May 2025 in conjunction with the maturity of the May 2025 Notes, no interest income was earned for the six and three months ended June 30, 2026 related to these investments.
•The remainder of our interest income was materially flat period over period and primarily relates to interest income earned from our clearing houses and, to a lesser extent, interest earned on various unrestricted and restricted cash balances held within our group entities.
Interest Expense
Interest expense during the six and three months ended June 30, 2026 was comparable with the same periods in 2025.

•Interest expense incurred on our senior notes was $367 million and $383 million during the six months ended June 30, 2026 and 2025, respectively, and $183 million and $189 million during the three months ended June 30, 2026 and 2025, respectively. The decrease was due to the redemption of the notes that matured in May and December 2025, partially offset by interest incurred on the new senior notes issued in November 2025.
•Interest expense incurred on borrowings under our Commercial Paper program was $33 million and $17 million during the six months ended June 30, 2026 and 2025, respectively, and $18 million and $9 million during the three months ended June 30, 2026 and 2025, respectively. The increase was primarily due to higher outstanding commercial paper borrowings during the period.
•The remainder primarily relates to the interest incurred on maintaining our Credit Facility and other facilities within our group entities.
Other Income/(Expense), net
Equity and Equity Method Investments
During the six months ended June 30, 2026, we recorded $390 million of fair value gains, primarily related to our investment in Polymarket preferred stock, related to identifying observable price changes in our investments that do not have readily determinable fair values, substantially all of which was recognized in the three months ended March 31, 2026.
During the six and three months ended June 30, 2026, we recognized an unrealized fair value gain on our Bakkt investment of $62 million.
Our equity method investments include OCC and our Polymarket common share investment, among others. During the six months ended June 30, 2026 and 2025, we recognized income of $43 million and $35 million as our share of estimated equity method investment income, net, respectively. During the three months ended June 30, 2026 and 2025, we recognized income of $17 million and $6 million as our share of estimated equity method investment income, net, respectively. The estimated income is primarily related to our share of net income of OCC, partially offset by our share of net losses of Bakkt recorded when the investment was classified as an equity method investment.
Other
We incurred foreign currency transaction losses of $8 million and $13 million for the six months ended June 30, 2026 and 2025, respectively, and $5 million and $3 million for the three months ended June 30, 2026 and 2025, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. Foreign currency transaction gains and losses are recorded in other income/(expense), net, when the settlement of foreign currency assets, liabilities and payables occur in non-functional currencies and there is an increase or decrease in the period-end foreign currency exchange rates between periods.
Non-controlling Interests
Net income attributable to non-controlling interests increased $7 million and $3 million for the six and three months ended June 30, 2026, respectively, from the comparable periods in 2025 primarily due to higher net income at our non wholly-owned CDS clearing subsidiary.
Consolidated Income Tax Provision
Consolidated income tax expense was $777 million and $522 million for the six months ended June 30, 2026 and 2025, respectively, and $312 million and $267 million for the three months ended June 30, 2026 and 2025, respectively. The change in consolidated income tax expense between periods was primarily due to higher pre-tax income in the current period and the changes in our effective tax rate.
Our effective tax rate was 24% during each of the six and three months ended June 30, 2026 and 2025. The effective tax rates for these comparable periods remained relatively consistent with a mix of discrete items in each period including deferred tax movements resulting from state tax law and apportionment changes, tax benefits from non-cash compensation, tax refund claims related to prior years and other tax adjustments.
The OECD Global Anti-Base Erosion Pillar Two minimum tax rules, or Pillar Two, which generally provide for a minimum effective tax rate of 15%, are intended to apply to tax years beginning in 2024. The EU member states and many other countries, including the U.K., our most significant non-U.S. jurisdiction, have committed to implement or have already enacted legislation adopting the Pillar Two rules. In July 2023, the U.K. enacted the U.K. Finance Act 2023, effective as of January 1, 2024, which included provisions to implement certain portions of the Pillar Two minimum tax rules and included an election to apply a transitional safe harbor to extend certain effective dates to accounting periods commencing on or before December 31, 2026 and ending on or before June 30, 2028. In January 2026, the OECD released a comprehensive package of administrative guidance implementing the G7’s June 2025 political agreement on a “Side-by-Side” system. This system, if implemented by each relevant jurisdiction, will apply for accounting periods beginning on or after January 1, 2026, and will effectively exempt U.S. parented groups from the main international components of Pillar Two. These Pillar Two rules have not had a material impact on our financial statements as of June 30, 2026 or December 31, 2025.
Foreign Currency Exchange Rate Impact
As an international business, our financial statements are impacted by changes in foreign currency exchange rates. Our exposure to foreign denominated earnings for the six and three months ended June 30, 2026 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Six Months Ended June 30, 2026		Three Months Ended June 30, 2026
	Pound Sterling	Euro	Pound Sterling	Euro
Average exchange rate to the U.S. dollar in the current year period	1.3452	1.1667	1.3416	1.1624
Average exchange rate to the U.S. dollar in the same period in the prior year	1.2981	1.0935	1.3353	1.1338
Average exchange rate increase	4%	7%	—%	3%
Foreign denominated percentage of:
Exchanges segment revenues, less transaction-based expenses	13%	15%	13%	11%
Fixed income and data services segment revenues	5%	5%	5%	5%
Mortgage technology segment revenues	—%	—%	—%	—%
Revenues, less transaction-based expenses	9%	9%	8%	8%
Operating expenses	6%	2%	7%	2%
Operating income	11%	16%	10%	12%
Impact of the currency fluctuations(1) on:
Exchanges segment revenues, less transaction-based expenses	$17	$35	$1	$4
Fixed income and data services segment revenues	2	4	—	1
Mortgage technology segment revenues	—	—	—	—
Total revenues, less transaction-based expenses	$19	$39	$1	$5
Operating expenses	6	3	—	1
Operating income	$13	$36	$1	$4

(1) Represents the impact of currency fluctuation for the six and three months ended June 30, 2026 compared to the same periods in the prior year.
During the six months ended June 30, 2026 and 2025, 18% and 15% of our consolidated revenues, less transaction-based expenses were denominated in pounds sterling or euros, respectively. During the three months ended June 30, 2026 and 2025, 16% and 15% of our consolidated revenues, less transaction-based expenses were denominated in pounds sterling or euros, respectively.
During each of the six months ended June 30, 2026 and 2025, 8% of our consolidated operating expenses were denominated in pounds sterling or euros. During each of the three months ended June 30, 2026 and 2025, 9% of our consolidated operating expenses were denominated in pounds sterling or euros.
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

Consolidated cash and cash equivalents were $1.1 billion and $837 million as of June 30, 2026 and December 31, 2025, respectively. We had $887 million and $988 million in short-term and long-term restricted cash and cash equivalents as of June 30, 2026 and December 31, 2025, respectively. We had $1.0 billion and $770 million in short-term and long-term restricted investments as of June 30, 2026 and December 31, 2025, respectively. We had $114.6 billion and $76.8 billion of cash and cash equivalent margin deposits and guaranty funds as of June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026, the amount of unrestricted cash held by our non-U.S. subsidiaries was $503 million. Due to the application of Global Intangible Low-Taxed Income as of January 1, 2018, the majority of our foreign earnings for the period from January 1, 2018 through December 31, 2022 have been subject to immediate U.S. income taxation and can be distributed to the U.S. in the future with no material additional U.S. income tax consequences. We made and intend to apply the high tax exception to Global Intangible Low-Taxed Income for 2023, 2024 and 2025, thus the majority of our foreign earnings in 2023, 2024 and 2025 are not expected to be subject to immediate U.S. income taxation. For tax years beginning after December 31, 2025, the Net CFC Tested Income regime replaces the Global Intangible Low-Taxed Income regime under provisions of the One Big Beautiful Bill Act, or OBBBA, and largely mirrors the Global Intangible Low-Taxed Income regime, including the availability of the high tax exception. We intend to apply the high tax exception to Net CFC Tested Income for 2026 and, therefore, the majority of our foreign earnings in 2026 are not expected to be subject to immediate U.S. income taxation. These foreign earnings can generally be distributed to the U.S. with no material additional U.S. income tax consequences, primarily due to the availability of dividend received deductions.
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
Cash Flow
The following table presents the major components of net changes in cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds (in millions):

	Six Months Ended June 30,
	2026	2025
Net cash provided by/(used in):
Operating activities	$3,324	$2,472
Investing activities	(279)	(1,085)
Financing activities	34,906	2,855
Effect of exchange rate changes	(12)	35
Net increase in cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	$37,939	$4,277
Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, deferred taxes, stock-based compensation, fair value gains and losses and the effects of changes in working capital.
The $852 million increase in net cash provided by operating activities during the six months ended June 30, 2026 from the comparable period in 2025 was primarily driven by the following:
•An increase in net income of $730 million which was primarily driven by higher Exchanges segment revenues during the six months ended June 30, 2026 and an increase in non-cash fair value gains of $450 million primarily from our Polymarket and Bakkt investments;
•An increase of $246 million in other non-cash adjustments to net income was primarily driven by the deferred tax impact from the fair value gain on the Polymarket investment and the application of the OBBBA tax provisions during 2026; and
•An increase in changes in working capital accounts of $326 million primarily due to tax refunds received during 2026, the net impact of the resumption of Section 31 fees, and from timing of payments and cash receipts.

Investing Activities
The $806 million decrease in cash used in investing activities during the six months ended June 30, 2026 from the comparable period in 2025 was primarily driven by the following:
•During the six months ended June 30, 2026, we had net proceeds of $1.2 billion from the maturity of invested margin deposits compared to net purchases of $1.1 billion during the six months ended June 30, 2025. These amounts fluctuate based on clearinghouse treasury investment activity related to collateral and liquidity management;
•An increase in cash paid for equity investments of $829 million primarily from our Polymarket and OKX investments;
•We had net purchases of restricted investments of $244 million during the six months ended June 30, 2026 compared to net proceeds from the maturity of restricted investments of $408 million for the six months ended June 30, 2025; and
•Capital expenditures and capitalized software development costs increased $82 million driven by increases in hardware and network equipment combined with increased capitalized software development costs.
Financing Activities
The $32.1 billion increase in cash provided by financing activities during the six months ended June 30, 2026 from the comparable period in 2025 was primarily driven by the following:
•The change in cash and cash equivalent margin deposits and guaranty fund liability increased $31.4 billion due to increased volatility;
•During the six months ended June 30, 2025, we repaid $1.3 billion of the senior notes that matured in May 2025;
•Cash paid for repurchases of common stock increased $706 million during the six months ended June 30, 2026 from the comparable period in 2025; and
•During the six months ended June 30, 2026, we had net proceeds of commercial paper of $183 million as compared to net proceeds of $72 million during the six months ended June 30, 2025.
Debt
As of June 30, 2026, we had $19.8 billion in outstanding debt, consisting of $18.6 billion of senior notes and $1.2 billion under our Commercial Paper Program. As of June 30, 2026, our senior notes of $18.6 billion have a weighted average maturity of 13 years and a weighted average cost of 3.7% per annum. As of June 30, 2026 our commercial paper notes had original maturities ranging from 1 to 28 days with a weighted average interest rate of 4.0% per annum and a weighted average remaining maturity of 24 days.
We have a $3.9 billion Credit Facility with a maturity date of May 31, 2029. As of June 30, 2026, of the $3.9 billion that was available for borrowing under the Credit Facility, $1.2 billion was required to back-stop the amount outstanding under our Commercial Paper Program and $168 million was required to support certain broker-dealer and other subsidiary commitments. The remaining $2.5 billion is available for working capital and general corporate purposes including, but not limited to, acting as a backstop to future increases in the amounts outstanding under the Commercial Paper Program.
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
Capital Return
Stock Repurchase Program
In December 2025, our Board approved an aggregate of $3.0 billion for future repurchases of our common stock with no fixed expiration date that became effective January 1, 2026. The approval of our Board for stock repurchases does not obligate us to acquire any particular amount of our common stock. In addition, our Board may increase or decrease the amount available for repurchases from time to time. Shares repurchased are held in treasury stock. In July 2026, our Board approved an increase in the aggregate amount authorized for repurchases under the current program to $4.0 billion, effective July 1, 2026.
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
In December 2025, we entered into a new Rule 10b5-1 trading plan that became effective on January 1, 2026. During the six and three months ended June 30, 2026, we repurchased a total of 7.9 million and 4.4 million shares at a cost of $1.2 billion and $651 million, respectively. Of these shares, during the six and three months ended June 30, 2026, 3.4 million and 2.1 million shares were purchased on the open market at a cost of $500 million and $300 million, respectively, during an open trading period and the remainder under our 10b5-1 trading plan. During the six and three months ended June 30, 2025, we repurchased a total of 2.9 million and 1.5 million, respectively, shares at a cost of $496 million and $255 million, respectively. As of June 30, 2026, the remaining balance of Board approved funds for future repurchases was $1.8 billion. However, as described above, effective July 1, 2026, our Board increased the authorized amount for repurchases under the current program to $4.0 billion.
Dividends
During the six months ended June 30, 2026 and 2025, we declared and paid cash dividends per share of $1.04 and $0.96, respectively, for an aggregate payout of $591 million and $555 million, respectively, which includes the payment of dividend equivalents on vested employee restricted stock units. During the three months ended June 30, 2026 and 2025, we declared and paid cash dividends per share of $0.52 and $0.48, respectively, for an aggregate payout of $294 million and $277 million, respectively.
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
We currently expect to incur capital expenditures (including operational and real estate capital expenditures) and to incur software development costs that are eligible for capitalization of approximately $850 million in 2026, which we believe will support the enhancement of our technology, business integration and the continued growth of our businesses.
As of June 30, 2026, we had $1.8 billion authorized for future repurchases of our common stock. Refer to “—Capital Return" above for additional details on our stock repurchase program. In July 2026, our Board approved an increase in the aggregate amount authorized for repurchases under the current program to $4.0 billion, effective July 1, 2026.
Our Board has adopted a quarterly dividend policy providing that dividends will be approved quarterly by the Board or the Audit Committee taking into account factors such as our evolving business model, prevailing business conditions, our current and future planned strategic growth initiatives and our financial results and capital requirements, without a predetermined net income payout ratio. On July 30, 2026, we announced a $0.52 per share dividend for the third quarter of 2026 with the dividend payable on September 30, 2026 to stockholders of record as of September 16, 2026.
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

	Exchanges Segment		Fixed Income and Data Services Segment		Mortgage Technology Segment		Consolidated
	Six Months Ended June 30,
Operating income adjustments:	2026	2025	2026	2025	2026	2025	2026	2025
Total revenues, less transaction-based expenses	$3,245	$2,782	$1,302	$1,193	$1,096	$1,041	$5,643	$5,016
Operating expenses	764	707	759	734	1,064	1,057	2,587	2,498
Less: Amortization of acquisition-related intangibles	32	32	73	75	369	399	474	506
Less: Transaction and integration costs	—	—	—	—	50	41	50	41
Less/(Add): Regulatory matters	—	4	(10)	—	—	—	(10)	4
Adjusted operating expenses	$732	$671	$696	$659	$645	$617	$2,073	$1,947
Operating income/(loss)	$2,481	$2,075	$543	$459	$32	$(16)	$3,056	$2,518
Adjusted operating income	$2,513	$2,111	$606	$534	$451	$424	$3,570	$3,069
Operating margin	76%	75%	42%	38%	3%	(2)%	54%	50%
Adjusted operating margin	77%	76%	47%	45%	41%	41%	63%	61%
Net income adjustments:
Net income attributable to ICE							$2,371	$1,648
Add: Amortization of acquisition-related intangibles							474	506
Add: Transaction and integration costs							50	41
(Less)/Add: Regulatory matters							(10)	4
Less: Net income from unconsolidated investees							(43)	(35)
Less: Fair value adjustments of equity investments							(452)	(2)
Less: Income tax effect for the above items							(5)	(130)
Add: Deferred tax adjustments on acquisition-related intangibles							27	6
Adjusted net income attributable to ICE							$2,412	$2,038
Diluted earnings per share attributable to ICE common stockholders							$4.18	$2.86
Adjusted diluted earnings per share attributable to ICE common stockholders							$4.25	$3.54
Diluted weighted average common shares outstanding							568	576

	Exchanges Segment		Fixed Income and Data Services Segment		Mortgage Technology Segment		Consolidated
	Three Months Ended June 30,
Operating income adjustments:	2026	2025	2026	2025	2026	2025	2026	2025
Total revenues, less transaction-based expenses	$1,464	$1,415	$645	$597	$557	$531	$2,666	$2,543
Operating expenses	386	353	377	373	512	520	1,275	1,246
Less: Amortization of acquisition-related intangibles	16	16	37	37	184	200	237	253
Less: Transaction and integration costs	—	—	—	—	10	10	10	10
Add: Regulatory matter	—	—	(10)	—	—	—	(10)	—
Adjusted operating expenses	$370	$337	$350	$336	$318	$310	$1,038	$983
Operating income	$1,078	$1,062	$268	$224	$45	$11	$1,391	$1,297
Adjusted operating income	$1,094	$1,078	$295	$261	$239	$221	$1,628	$1,560
Operating margin	74%	75%	42%	37%	8%	2%	52%	51%
Adjusted operating margin	75%	76%	46%	44%	43%	42%	61%	61%
Net income adjustments:
Net income attributable to ICE							$958	$851
Add: Amortization of acquisition-related intangibles							237	253
Add: Transaction and integration costs							10	10
Less: Regulatory matter							(10)	—
Less: Net income from unconsolidated investees							(17)	(6)
Less: Fair value adjustments of equity investments							(63)	(2)
Less: Income tax effect for the above items							(44)	(66)
Add: Deferred tax adjustments on acquisition-related intangibles							3	3
Adjusted net income attributable to ICE							$1,074	$1,043
Diluted earnings per share attributable to ICE common stockholders							$1.69	$1.48
Adjusted diluted earnings per share attributable to ICE common stockholders							$1.90	$1.81
Diluted weighted average common shares outstanding							566	575
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
During the six and three months ended June 30, 2026, we adjusted $10 million related to the reversal of a previously recorded regulatory matter accrual. During the six months ended June 30, 2025 we adjusted $4 million of expense related to a regulatory matter. We do not consider events of this type to be reflective of our core business.
Our investments are not considered to be a part of our core business operations and the impacts of changes in our investments are often non-cash in nature. We adjust for our share of net income or loss related to our equity method investments, which primarily includes the OCC. During the six months ended June 30, 2026, we also excluded $452 million of non-cash fair value gains primarily related to $389 million from the Polymarket observable price change fair value gain under the measurement alternative guidance and a $62 million unrealized fair value gain from our Bakkt investment. We believe these adjustments provide greater clarity of our performance.
Non-GAAP tax adjustments include the tax impacts of the pre-tax non-GAAP adjustments and deferred tax adjustments on acquisition-related intangibles. Deferred tax adjustments on acquisition-related intangibles include a $27 million and $6 million expense for the six months ended June 30, 2026 and 2025, respectively, and $3 million expense for each of the three months ended June 30, 2026 and 2025, respectively. These deferred adjustments on acquisition-related intangibles are primarily related to U.S. state apportionment changes.
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

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$3,324	$2,472
Less: Capital expenditures	(208)	(145)
Less: Capitalized software development costs	(230)	(211)
Free cash flow	$2,886	$2,116
Less: Section 31 fees, net	(286)	(93)
Adjusted free cash flow	$2,600	$2,023
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
Contractual Obligations and Commercial Commitments
During the six months ended June 30, 2026, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K.
New and Recently Adopted Accounting Pronouncements
During the six months ended June 30, 2026, there were no significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 of our 2025 Form 10-K.
Critical Accounting Policies
During the six months ended June 30, 2026, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K.
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
(b) Changes in Internal Controls over Financial Reporting. There were no changes to our internal controls over financial reporting during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.     Other Information
ITEM 1.    LEGAL PROCEEDINGS
See Note 12 to the consolidated financial statements and related notes, which is incorporated by reference herein.
ITEM 1(A).    RISK FACTORS
During the six months ended June 30, 2026, there were no significant new risk factors from those disclosed in Part I, Item 1A, "Risk Factors" in our 2025 Form 10-K. In addition to the other information set forth in this Quarterly Report, including the information in the "—Regulation" section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the factors discussed under “Risk Factors” and the regulation discussion under “Business—Regulation” in our 2025 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our 2025 Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The table below sets forth the information with respect to purchases made by or on behalf of ICE or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the six months ended June 30, 2026, reported on a settlement date basis.

Period (2026)	Total number of shares purchased (in thousands)	Average price paid per share (1)	Amount of repurchases (1) (in millions)	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)(5) (in millions)
January 1 - January 31	685	$168.90	$115	685	$2,891
February 1 - February 28	1,981	155.77	309	1,981	2,583
March 1 - March 31	794	160.04	127	794	2,456
First quarter total(3)	3,460	$159.35	$551	3,460	$2,456
April 1 - April 30	746	$160.95	$120	746	$2,336
May 1 - May 31	738	154.33	114	738	2,222
June 1 - June 30	2,929	142.39	417	2,929	1,805
Second quarter total(4)	4,413	$147.52	$651	4,413	$1,805
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
(4) Includes 2.1 million shares purchased on the open market at a cost of $300 million and 2.3 million shares purchased under our Rule 10b5-1 trading plan at a cost of $351 million.
(5) In July 2026, our Board approved an increase in the aggregate amount authorized for repurchases under the current program to $4.0 billion, effective July 1, 2026.
Refer to Note 9 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report, for details on our stock repurchase program.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
(a) On May 11, 2026, Martha A. Tirinnanzi, one of our directors, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) December 31, 2026 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 7 plus an undetermined number of shares to be sold resulting from the vesting of time-based restricted stock units.
(b) On May 29, 2026, A. Warren Gardiner, our Chief Financial Officer, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) December 31, 2027 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is an undetermined number of shares to be sold resulting from the vesting of performance-based restricted stock units less the amount of shares that will be withheld to satisfy the payment of Mr. Gardiner's tax withholding obligations.
(c) On June 3, 2026, James W. Namkung, our Chief Accounting Officer, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) December 31, 2027 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 11,430 shares plus an undetermined number of shares to be sold resulting from the vesting of performance-based restricted stock units less the amount of shares that will be withheld to satisfy the payment of Mr. Namkung's tax withholding obligations.
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
The following materials from Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interests (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	—	The cover page from Intercontinental Exchange, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL.

*	Filed herewith.
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

Intercontinental Exchange, Inc. (Registrant)

Date: July 30, 2026	By:	/s/ A. Warren Gardiner
A. Warren Gardiner
Chief Financial Officer
(Principal Financial Officer)