Form 10-Q
period 2026-09-30
Intercontinental Exchange, Inc.
filed 2026-10-29
CIK 1571949

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-36198

INTERCONTINENTAL EXCHANGE, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-2286804
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

5660 New Northside Drive, Atlanta, Georgia Attention: General Counsel	30328
(Address of principal executive offices)	(Zip Code)
(770) 857-4700
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	ICE	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 26, 2026, the number of shares of the registrant’s Common Stock outstanding was 558,858,412 shares.

INTERCONTINENTAL EXCHANGE, INC.
Form 10-Q
Quarterly Period Ended September 30, 2026

PART I. Financial Statements
Item 1.    Consolidated Financial Statements
Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In millions, except par value)

	As of September 30, 2026 (Unaudited)
		As of December 31, 2025

Assets:
Current assets:
Cash and cash equivalents	$936	$837
Short-term restricted cash and cash equivalents	4,226	748
Short-term restricted investments	1,005	629
Cash and cash equivalent margin deposits and guaranty funds	113,274	76,789
Invested deposits, delivery contracts receivable and unsettled variation margin	2,811	4,437
Customer accounts receivable, net of allowance for doubtful accounts of $18 and $21 at September 30, 2026 and December 31, 2025, respectively	1,879	1,552
Prepaid expenses and other current assets	756	786
Total current assets	124,887	85,778
Property and equipment, net	2,972	2,691
Other non-current assets:
Goodwill	30,664	30,646
Other intangible assets, net	14,656	15,353
Long-term restricted cash and cash equivalents	260	240
Long-term restricted investments	136	141
Other non-current assets	3,455	2,038
Total other non-current assets	49,171	48,418
Total assets	$177,030	$136,887
Liabilities and Equity:
Current liabilities:
Accounts payable and accrued liabilities	$1,187	$1,078
Section 31 fees payable	94	—
Accrued salaries and benefits	386	455
Deferred revenue	416	204
Short-term debt	2,959	1,035
Margin deposits and guaranty funds	113,274	76,789
Invested deposits, delivery contracts payable and unsettled variation margin	2,811	4,437
Other current liabilities	174	118
Total current liabilities	121,301	84,116
Non-current liabilities:
Non-current deferred tax liability, net	4,133	3,998
Long-term debt	20,345	18,609
Accrued employee benefits	178	174
Non-current operating lease liability	685	635
Other non-current liabilities	411	364
Total non-current liabilities	25,752	23,780
Total liabilities	147,053	107,896
Commitments and contingencies
Redeemable non-controlling interests in consolidated subsidiaries	30	22

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)
(In millions, except par value)

	As of September 30, 2026 (Unaudited)
		As of December 31, 2025

Equity:
Intercontinental Exchange, Inc. stockholders’ equity:
Preferred stock, $0.01 par value; 100 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.01 par value; 1,500 shares authorized; 655 and 558 shares issued and outstanding at September 30, 2026, respectively, and 653 and 567 shares issued and outstanding at December 31, 2025, respectively	7	7
Treasury stock, at cost; 97 and 86 shares at September 30, 2026 and December 31, 2025, respectively	(9,505)	(7,792)
Additional paid-in capital	16,952	16,643
Retained earnings	22,708	20,281
Accumulated other comprehensive loss	(263)	(224)
Total Intercontinental Exchange, Inc. stockholders’ equity	29,899	28,915
Non-controlling interests in consolidated subsidiaries	48	54
Total equity	29,947	28,969
Total liabilities and equity	$177,030	$136,887

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Exchanges	$7,286	$6,118	$2,407	$1,861
Fixed income and data services	1,976	1,811	674	618
Mortgage technology	1,645	1,569	549	528
Total revenues	10,907	9,498	3,630	3,007
Transaction-based expenses:
Section 31 fees	571	412	283	—
Cash liquidity payments, routing and clearing	1,928	1,659	582	596
Total revenues, less transaction-based expenses	8,408	7,427	2,765	2,411
Operating expenses:
Compensation and benefits	1,540	1,463	526	483
Professional services	109	120	37	39
Acquisition-related transaction and integration costs	102	51	49	9
Technology and communication	725	647	245	219
Rent and occupancy	72	64	25	23
Selling, general and administrative	222	219	74	77
Depreciation and amortization	1,172	1,171	399	387
Total operating expenses	3,942	3,735	1,355	1,237
Operating income	4,466	3,692	1,410	1,174
Other income/(expense):
Interest income	94	92	43	28
Interest expense	(630)	(599)	(222)	(192)
Other income, net	496	95	11	71
Total other income/(expense), net	(40)	(412)	(168)	(93)
Income before income tax expense	4,426	3,280	1,242	1,081
Income tax expense	1,063	772	286	250
Net income	$3,363	$2,508	$956	$831
Net income attributable to non-controlling interests	(52)	(44)	(16)	(15)
Net income attributable to Intercontinental Exchange, Inc.	$3,311	$2,464	$940	$816
Earnings per share attributable to Intercontinental Exchange, Inc. common stockholders:
Basic	$5.87	$4.30	$1.68	$1.43
Diluted	$5.85	$4.28	$1.67	$1.42
Weighted average common shares outstanding:
Basic	564	573	561	572
Diluted	566	576	563	574

See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In millions)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Net income	$3,363	$2,508	$956	$831
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(39)	93	(5)	(29)
Change in equity method investment	1	—	—	—
Employee benefit plan net loss	(1)	(2)	(1)	—
Other comprehensive income/(loss)	(39)	91	(6)	(29)
Comprehensive income	$3,324	$2,599	$950	$802
Comprehensive income attributable to non-controlling interests	(52)	(44)	(16)	(15)
Comprehensive income attributable to Intercontinental Exchange, Inc.	$3,272	$2,555	$934	$787
See accompanying notes.

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interests
(In millions)
(Unaudited)

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interests in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interests
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Value	Shares	Value
Balance, as of December 31, 2025	653	$7	(86)	$(7,792)	$16,643	$20,281	$(224)	$54	$28,969	$22
Other comprehensive loss	—	—	—	—	—	—	(39)	—	(39)	—
Stock-based compensation	—	—	—	—	239	—	—	—	239	—
Exercise of common stock options	—	—	—	—	8	—	—	—	8	—
Issuance of restricted stock	2	—	—	—	—	—	—	—	—	—
Shares withheld for taxes on employee equity awards	—	—	—	(97)	—	—	—	—	(97)	—
Issuance under the employee stock purchase plan	—	—	—	—	62	—	—	—	62	—
Repurchases of common stock	—	—	(11)	(1,616)	—	—	—	—	(1,616)	—
Contributions from equity partners	—	—	—	—	—	—	—	9	9	10
Distributions of profits	—	—	—	—	—	—	—	(69)	(69)	—
Dividends paid to stockholders	—	—	—	—	—	(884)	—	—	(884)	—
Net income attributable to non-controlling interests	—	—	—	—	—	(52)	—	54	2	(2)
Net income	—	—	—	—	—	3,363	—	—	3,363	—
Balance, as of September 30, 2026	655	$7	(97)	$(9,505)	$16,952	$22,708	$(263)	$48	$29,947	$30

	Intercontinental Exchange, Inc. Stockholders’ Equity							Non- Controlling Interests in Consolidated Subsidiaries	Total Equity	Redeemable Non-Controlling Interests
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Value	Shares	Value
Balance, as of June 30, 2026	655	$7	(94)	$(9,100)	$16,840	$22,061	$(257)	$69	$29,620	$32
Other comprehensive loss	—	—	—	—	—	—	(6)	—	(6)	—
Stock-based compensation	—	—	—	—	77	—	—	—	77	—
Exercise of common stock options	—	—	—	—	3	—	—	—	3	—
Shares withheld for taxes on employee equity awards	—	—	—	(1)	—	—	—	—	(1)	—
Issuance under the employee stock purchase plan	—	—	—	—	32	—	—	—	32	—
Repurchases of common stock	—	—	(3)	(404)	—	—	—	—	(404)	—
Distributions of profits	—	—	—	—	—	—	—	(39)	(39)	—
Dividends paid to stockholders	—	—	—	—	—	(293)	—	—	(293)	—
Net income attributable to non-controlling interests	—	—	—	—	—	(16)	—	18	2	(2)
Net income	—	—	—	—	—	956	—	—	956	—
Balance, as of September 30, 2026	655	$7	(97)	$(9,505)	$16,952	$22,708	$(263)	$48	$29,947	$30

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

Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income	$3,363	$2,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,172	1,171
Stock-based compensation	216	169
Deferred taxes	143	88
Gain on investments	(452)	(35)
Net income from unconsolidated investees	(59)	(75)
Other	41	41
Changes in assets and liabilities:
Customer accounts receivable	(334)	(52)
Other current and non-current assets	(129)	20
Section 31 fees payable	94	(316)
Deferred revenue	206	112
Other current and non-current liabilities	225	(244)
Total adjustments	1,123	879
Net cash provided by operating activities	4,486	3,387
Investing activities:
Capital expenditures	(318)	(207)
Capitalized software development costs	(346)	(318)
Purchases of invested margin deposits	(4,148)	(4,317)
Proceeds from invested margin deposits	4,888	3,490
Cash paid for acquisitions, net of cash acquired	(65)	(19)
Purchases of equity and equity method investments	(868)	(15)
Purchases of restricted investments	(2,218)	(693)
Proceeds from restricted investments	1,855	912
Other investing activities	24	—
Net cash used in investing activities	(1,196)	(1,167)
Financing activities:
Proceeds from debt facilities, net	3,711	—
Repayments of debt	—	(1,250)
Redemption of commercial paper, net	(73)	(112)
Repurchases of common stock	(1,602)	(894)
Dividends paid to stockholders	(884)	(831)
Change in cash and cash equivalent margin deposits and guaranty fund liability	35,746	2,284
Shares withheld for taxes on employee equity awards	(97)	(103)
Other financing activities	6	(26)
Net cash provided by/(used in) financing activities	36,807	(932)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	(15)	30
Net increase in cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	40,082	1,318
Cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at beginning of period	78,614	84,503
Cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds at end of period	$118,696	$85,821
Intercontinental Exchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In millions)
(Unaudited)

	Nine Months Ended September 30,
Supplemental cash flow disclosures:	2026	2025
Cash paid for interest	$595	$583
Cash paid for income taxes	$748	$869

Reconciliation of the components of cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds to the consolidated balance sheets:	As of September 30, 2026	As of September 30, 2025
Cash and cash equivalents	$936	$850
Short-term restricted cash and cash equivalents	4,226	1,123
Long-term restricted cash and cash equivalents	260	241
Cash and cash equivalent margin deposits and guaranty funds	113,274	83,607
Total	$118,696	$85,821

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
Preparing financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying disclosures. Actual amounts could differ from those estimates. The results of operations for the nine and three months ended September 30, 2026 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
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
We have considered the impacts of macroeconomic conditions during the quarter, including interest rates, inflation rates, changes in tariffs and trade policies, geopolitical events and military conflicts, including repercussions from, and the impacts that, any of the foregoing may have on the global economy and on our business. As of September 30, 2026, our businesses and operations, including our exchanges, clearing houses, listings venues, data services businesses and mortgage platforms, have not suffered a material negative impact as a result of these events. There continues to be uncertainty surrounding the current macroeconomic environment and the impact that it may have on the global economy and on our business.

Recently Adopted Accounting Pronouncements
During the nine months ended September 30, 2026, there were no significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in our 2025 Form 10-K.

3.    Pending Acquisition
MarketAxess Holdings Inc.
On July 29, 2026, we entered into a definitive agreement to acquire MarketAxess Holdings Inc., or MarketAxess, a leading operator of electronic trading platforms for global institutional fixed income markets. The transaction implies an equity value of approximately $6.0 billion, or $167 per share, with purchase consideration consisting entirely of cash. For further information regarding the financing agreements entered into in connection with this acquisition, see Note 8.
On October 21, 2026, the Department of Justice and the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, effective as of October 21, 2026, satisfying the HSR Act condition in ICE’s acquisition of MarketAxess. The merger remains subject to the remaining customary closing conditions and approvals and the receipt of other required regulatory approvals. Based on the HSR Act approval, ICE now expects the merger to close in the first quarter of 2027.

4.    Investments
The carrying value of our investments, which are included in other non-current assets within our consolidated balance sheets, consisted of the following (in millions):

	As of September 30, 2026	As of December 31, 2025
Equity securities:
Equity investments without readily determinable fair values	$2,389	$1,194
Equity method investments	537	414
Equity investment with a readily determinable fair value	62	—
Equity investments measured using NAV practical expedient	6	6
Total carrying value of our equity and equity method investments	$2,994	$1,614
Equity Investments Without Readily Determinable Fair Values
We record any unrealized gains and losses from remeasurement, which we refer to as upward or downward adjustments, within other income, net, in our consolidated statements of income. During the nine months ended September 30, 2026, we recorded $390 million of upward adjustments due to the identification of observable price changes, substantially all of which was recognized in the three months ended March 31, 2026. During the nine and three months ended September 30, 2026, there were no downward adjustments, including impairments, identified.
For the investments we still held as of September 30, 2026, cumulative upward adjustments between January 1, 2018, the date we adopted the measurement alternative, and September 30, 2026 were $427 million and cumulative downward adjustments were $3 million.
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
As of September 30, 2026, the total carrying value of our Series D and E Preferred Stock investments was approximately $2.0 billion and represented approximately 22% and 14% ownership of the outstanding and fully diluted shares of Polymarket, respectively. The Series D and E Preferred Stock are not considered in-substance common stock and therefore do not qualify for equity method accounting under Accounting Standards Codification, or ASC, 323, Investments- Equity Method and Joint Ventures. Therefore, we account for these investments as equity securities without a readily determinable fair value using the measurement alternative guidance under ASC 321, Investments - Equity Securities.
OKX
On March 3, 2026, we entered into an agreement to purchase approximately 0.9 million shares of Series C Preferred Shares of OKC Holdings Corporation, the parent company of OKX, a blockchain technology and trading company, for $200 million. Our investment represents less than 1% ownership of OKX.
Equity Method Investments
We recognized income of $59 million and $75 million as our share of estimated income/loss, net, from our equity method investments during the nine months ended September 30, 2026 and 2025, respectively, and income of $16 million and $40 million as our share of estimated income/loss, net, from our equity method investments during the three months ended September 30, 2026 and 2025, respectively. Both periods include adjustments to reflect the difference between reported prior period actual results from our original estimates.
During the nine months ended September 30, 2026, there were no other-than-temporary impairments of our equity method investments identified.
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
Polymarket Common Stock
In April 2026, we completed a tender offer to acquire approximately 0.4 million shares of common stock of Blockratize, Inc., doing business as Polymarket, for an aggregate purchase price of $40 million. Combined with our existing Series D and Series E preferred stock investments described above, we concluded that we have the ability to exercise significant influence over Polymarket's operating and financial policies. Accordingly, we account for the common stock investment under the equity method of accounting. As of September 30, 2026, our common stock investment represented less than 1% ownership of Polymarket shares on both an outstanding and fully diluted basis.
Equity Investment With A Readily Determinable Fair Value
Bakkt
As of December 31, 2025, we held an approximate 31% economic interest in Bakkt. Due to the dilutive effect of Bakkt's issuances of Class A common stock and pre-funded warrants, our ownership interest was reduced to approximately 18% as of April 30, 2026.
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
As of September 30, 2026, the fair value of our investment was $62 million, which was based on the quoted market price of Bakkt Class A common stock as of September 30, 2026. During the nine months ended September 30, 2026, the unrealized gain recorded was $62 million which includes the dilution gain recorded upon the accounting transition. During the three months ended September 30, 2026, there was no unrealized gain or loss.

Equity Investments Measured Using NAV
We estimate the fair value of certain of our equity investments each reporting period using the net asset value per share, or NAV, practical expedient. During the nine and three months ended September 30, 2026, we recorded an immaterial fair value adjustment estimated using the NAV of our ownership interests.

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
Disaggregation of Revenues
The following tables depict the disaggregation of our revenues according to business line and segment (in millions). Amounts here have been aggregated as they follow consistent revenue recognition patterns, and are consistent with the segment information in Note 15:

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Nine Months Ended September 30, 2026:
Total revenues (1)	$7,286	$1,976	$1,645	$10,907
Transaction-based expenses	2,499	—	—	2,499
Total revenues, less transaction-based expenses	$4,787	$1,976	$1,645	$8,408

Timing of Revenue Recognition
Services transferred at a point in time	$3,052	$358	$425	$3,835
Services transferred over time	1,735	1,618	1,220	4,573
Total revenues, less transaction-based expenses	$4,787	$1,976	$1,645	$8,408
(1) Included in total revenues is revenue related to net interest income earned on cash margin received from clearing members at certain ICE clearing houses. These amounts were $104 million and $82 million recorded in our Exchanges and Fixed Income and Data Services segments, respectively.

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Three Months Ended September 30, 2026:
Total revenues (1)	$2,407	$674	$549	$3,630
Transaction-based expenses	865	—	—	865
Total revenues, less transaction-based expenses	$1,542	$674	$549	$2,765

Timing of Revenue Recognition
Services transferred at a point in time	$967	$124	$141	$1,232
Services transferred over time	575	550	408	1,533
Total revenues, less transaction-based expenses	$1,542	$674	$549	$2,765
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

The components of services transferred over time for each of our segments are as follows (in millions):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Exchanges Segment:
Data services revenues	$856	$765	$292	$264
Services transferred over time related to risk management of open interest performance obligations	395	317	122	94
Services transferred over time related to listings	387	370	130	125
Services transferred over time related to regulatory fees, trading permits, and software licenses	97	101	31	34
Total	$1,735	$1,553	$575	$517

Fixed Income and Data Services Segment:
Data services revenues	$1,583	$1,449	$538	$495
Services transferred over time related to risk management of open interest performance obligations in our CDS business	35	30	12	11
Total	$1,618	$1,479	$550	$506

Mortgage Technology Segment:
Recurring revenues	$1,212	$1,183	$405	$391
Other	8	10	3	4
Total	$1,220	$1,193	$408	$395

Total consolidated revenues transferred over time	$4,573	$4,225	$1,533	$1,418
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
As of September 30, 2026, the aggregate amount of the transaction price that was allocated to our future performance obligations was approximately $3.6 billion and was primarily related to contracts with customers in our Mortgage Technology segment. We expect this amount to be recognized as revenue as follows: 10% by December 31, 2026, 64% by December 31, 2028, 88% by December 31, 2030 and the rest thereafter.
Contract Assets
The majority of our contract assets are related to contracts with customers in our Mortgage Technology segment. As of September 30, 2026 and December 31, 2025, the balance of our contract assets was $91 million and $89 million, respectively. Our allowance for contract asset credit losses was nominal for both periods.

6.    Deferred Revenue
Our contract liabilities, or deferred revenue, represent consideration received that is yet to be recognized as revenue. Total deferred revenue was $497 million as of September 30, 2026, including $416 million in current deferred revenue and $81 million in other non-current liabilities in our consolidated balance sheets. The changes in our deferred revenue during the nine months ended September 30, 2026 are as follows (in millions):

	Listings Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at January 1, 2026	$119	$101	$72	$292
Additions	502	335	99	936
Amortization	(387)	(245)	(99)	(731)
Deferred revenue balance at September 30, 2026	$234	$191	$72	$497
The changes in our deferred revenue during the nine months ended September 30, 2025 are as follows (in millions):

	Listings Revenues	Data Services and Other Revenues	Mortgage Technology	Total
Deferred revenue balance at January 1, 2025	$119	$130	$84	$333
Additions	483	282	105	870
Amortization	(370)	(267)	(119)	(756)
Deferred revenue balance at September 30, 2025	$232	$145	$70	$447
Included in the amortization recognized during the nine and three months ended September 30, 2026 is $164 million and $31 million, respectively, related to the deferred revenue balance as of January 1, 2026. Included in the amortization recognized during the nine and three months ended September 30, 2025 is $202 million and $50 million, respectively, related to the deferred revenue balance as of January 1, 2025. As of September 30, 2026, the remaining deferred revenue balance will be recognized over the period of time we satisfy our performance obligations as described in Note 5.

7.    Goodwill and Other Intangible Assets
The following is a summary of the activity in our goodwill balance by segment for the nine months ended September 30, 2026 (in millions):

	Exchanges Segment	Fixed Income and Data Services Segment	Mortgage Technology Segment	Total Consolidated
Goodwill balance at December 31, 2025	$8,175	$4,864	$17,607	$30,646
Acquisitions	—	—	33	33
Foreign currency translation	(12)	(1)	(2)	(15)
Goodwill balance at September 30, 2026	$8,163	$4,863	$17,638	$30,664

The following is a summary of the activity in our other intangible assets balance for the nine months ended September 30, 2026 (in millions):

Other intangible assets balance at December 31, 2025	$15,353
Acquisitions	27
Foreign currency translation	(11)
Amortization of other intangible assets	(713)
Other intangible assets balance at September 30, 2026	$14,656
Foreign currency translation adjustments result from a portion of our goodwill and other intangible assets primarily being held at our U.K., EU and Canadian subsidiaries, whose functional currencies are not the U.S. dollar.
During the nine months ended September 30, 2026, we considered whether events or changes in circumstances indicated that our goodwill or indefinite-lived intangible assets may be impaired or finite-lived intangible assets may not be recoverable. After evaluating relevant events and circumstances, we determined it was not more-likely-than-not that goodwill or indefinite-lived intangible assets within any of our reporting units were impaired, and we determined that the carrying amounts of our finite-lived intangible assets were recoverable. We plan to perform our annual impairment testing in the fourth quarter of 2026.

8.    Debt
The carrying value of our total debt, including short-term and long-term debt, consisted of the following (in millions):

	As of September 30, 2026	As of December 31, 2025
Short-term debt:
Commercial Paper	$962	$1,035
2027 Senior Notes (4.00%; due September 15, 2027)	1,497	—
2027 Senior Notes (3.10%; due September 15, 2027)	500	—
Total short-term debt	2,959	1,035
Long-term debt:
2027 Senior Notes (4.00%; due September 15, 2027)	—	1,495
2027 Senior Notes (3.10%; due September 15, 2027)	—	499
2028 Senior Notes (3.625%; due September 1, 2028)	967	954
2028 Senior Notes (3.75%; due September 21, 2028)	598	597
2028 Senior Notes (3.95%; due December 1, 2028)	596	594
2029 Senior Notes (4.35%; due June 15, 2029)	1,246	1,245
2029 Senior Notes (4.70%; due August 20, 2029)	1,240	—
2030 Senior Notes (2.10%; due June 15, 2030)	1,243	1,242
2031 Senior Notes (4.20%; due March 15, 2031)	641	640
2031 Senior Notes (5.25%; due June 15, 2031)	745	745
2031 Senior Notes (4.90%; due September 1, 2031)	1,086	—
2032 Senior Notes (1.85%; due September 15, 2032)	1,491	1,489
2033 Senior Notes (4.60%; due March 15, 2033)	1,492	1,491
2033 Senior Notes (5.15%; due September 1, 2033)	641	—
2036 Senior Notes (5.40%; due September 1, 2036)	737	—
2040 Senior Notes (2.65%; due September 15, 2040)	1,235	1,234
2048 Senior Notes (4.25%; due September 21, 2048)	1,234	1,234
2050 Senior Notes (3.00%; due June 15, 2050)	1,225	1,224
2052 Senior Notes (4.95%; due June 15, 2052)	1,469	1,468
2060 Senior Notes (3.00%; due September 15, 2060)	1,474	1,473
2062 Senior Notes (5.20%; due June 15, 2062)	985	985
Total long-term debt	20,345	18,609
Total debt	$23,304	$19,644
As of September 30, 2026, our unsecured senior notes of $22.3 billion had a weighted average maturity of 12 years and a weighted average cost of 3.9% per annum.
Credit Facilities
We have a $3.9 billion senior unsecured revolving credit facility, or the Credit Facility, with future capacity to increase our borrowings under the Credit Facility by an additional $1.25 billion, subject to the consent of the lenders funding the increase and certain other conditions. On August 20, 2026, we amended the Credit Facility to extend the maturity date applicable to $3.67 billion of commitments to August 20, 2031, which can be further extended up to two times during the term of the agreement for an additional one year, subject to consent of the extending lenders and certain other conditions. The remaining $230 million of revolving commitments retains the previous May 31, 2029 maturity date. We also amended the Credit Facility to establish a new class of $1.5 billion of revolving commitments that may be borrowed in connection with our pending MarketAxess acquisition. The total aggregate amount of revolving commitments under the Credit Facility, inclusive of the $1.5 billion that may be borrowed in connection with our pending MarketAxess acquisition, remains at $3.9 billion. Refer to Note 3 for further information on the acquisition.
We incurred new debt issuance costs associated with the amendment of $4 million, which are recorded in other non-current assets and amortized over the remaining life of the Credit Facility. No amounts were outstanding under the Credit Facility as of September 30, 2026.
As of September 30, 2026, of the $3.9 billion that was available for borrowing under the Credit Facility, $1.0 billion was required to back-stop the notes outstanding under our U.S. dollar commercial paper program, or the Commercial Paper

Program, and $168 million was required to support certain broker-dealer and other subsidiary commitments. Amounts required to back-stop notes outstanding under the Commercial Paper Program will fluctuate as we increase or decrease our commercial paper borrowings. The remaining $2.8 billion is available for working capital and general corporate purposes including, but not limited to, acting as a back-stop to future amounts outstanding under the Commercial Paper Program.
Our India subsidiaries maintain $14 million of credit lines for their general corporate purposes. As of September 30, 2026, there were no amounts outstanding under these credit lines.
New Senior Notes
On August 20, 2026, we issued $3.75 billion in aggregate principal amount of senior unsecured notes, comprised of the following:
•$1.25 billion in aggregate principal amount of 4.70% senior notes due in 2029, or the 2029 Notes;
•$1.1 billion in aggregate principal amount of 4.90% senior notes due in 2031, or the 2031 Notes;
•$650 million in aggregate principal amount of 5.15% senior notes due in 2033, or the 2033 Notes; and
•$750 million in aggregate principal amount of 5.40% senior notes due in 2036, or the 2036 Notes, and collectively, the Notes.
We intend to use the proceeds to fund, in part, the purchase price of MarketAxess and to pay related fees, commissions and expenses. We issued the debt at a discount and incurred debt issuance costs totaling $47 million. These costs are presented in the accompanying consolidated balance sheet as a deduction from the carrying amount of the related debt liability and will be amortized over the remaining term of the Notes.
The 2033 Notes and the 2036 Notes are subject to a special mandatory redemption feature pursuant to which we will be required to redeem each series of notes at a redemption price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest, in the event that the MarketAxess acquisition is not consummated on or prior to July 29, 2027, subject to two automatic extensions of six months each, to January 29, 2028 and to July 29, 2028, respectively, if U.S. antitrust clearance or any other requisite regulatory approval or a law, injunction, order or other judgment by a government entity of competent jurisdiction, in each case whether temporary, preliminary or permanent, that restrains, enjoins or otherwise prohibits the consummation of the MarketAxess acquisition remains outstanding and all other conditions to closing are satisfied (or in the case of conditions that by their terms are to be satisfied at the closing, are capable of being satisfied if the closing were to occur on such date) at each extension date (the "outside date"), or if the MarketAxess merger agreement is terminated at any time prior to such date. The 2029 Notes and the 2031 Notes are not subject to any special mandatory redemption.
The $3.7 billion net proceeds from the Notes were separately invested and are recorded as short-term restricted cash and cash equivalents in our consolidated balance sheet as of September 30, 2026.
In the event the MarketAxess acquisition is not consummated on or prior to the outside date, we intend to use the $2.3 billion of net proceeds from the offering of the 2029 Notes and the 2031 Notes for general corporate purposes, which may include paying down a portion of the amounts outstanding under our Commercial Paper Program or the repurchase or redemption of some or all of the principal amount of outstanding senior notes.
The Notes contain affirmative and negative covenants, including, but not limited to, certain redemption rights, limitations on liens and indebtedness and limitations on certain mergers, sales, dispositions and lease-back transactions.
Term Loan Facility
On August 20, 2026, we entered into a $2.0 billion delayed draw term loan facility, or the Term Loan, which will mature 24 months after the date on which it is funded. The Term Loan is intended to help finance a portion of the consideration for the MarketAxess acquisition, refinance certain existing MarketAxess indebtedness, and pay related fees and expenses. As of September 30, 2026, no amounts had been drawn under the Term Loan. We incurred new debt issuance costs associated with the facility of $2 million, which are recorded in other non-current assets and amortized over the estimated life of the Term Loan.
Bridge Facility
In connection with our pending acquisition of MarketAxess, on July 29, 2026, we entered into a financing commitment letter for a 364-day senior unsecured bridge facility in an aggregate principal amount not to exceed $6.2 billion, or the Bridge Facility. The purpose of the Bridge Facility was to provide backup financing for the acquisition if permanent funding could not be obtained. On August 20, 2026, we secured financing for the acquisition by amending the Credit Facility, issuing the Notes, and entering into the Term Loan, as described above. The commitments that we obtained for the Bridge Facility were therefore permanently reduced from $6.2 billion to $0.

Commercial Paper Program
Our Commercial Paper Program is currently backed by the borrowing capacity available under the Credit Facility, as described above. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense. During the nine months ended September 30, 2026, we had net repayments of $73 million under the Commercial Paper Program.
Commercial paper notes of $1.0 billion with original maturities ranging from 1 to 28 days were outstanding as of September 30, 2026, with a weighted average interest rate of 4.2% per annum, and a weighted average remaining maturity of 20 days.

9.    Stock-Based Compensation
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
The non-cash compensation expenses recognized in our consolidated statements of income for stock options, restricted stock units, or RSUs, and under our employee stock purchase plan were as follows (in millions):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Classified as compensation and benefits expenses:
Stock options and RSUs	$193	$165	$68	$54
ESPP	12	11	4	3
Capitalized as software development costs	(22)	(20)	(7)	(7)
Total	$183	$156	$65	$50
Classified as acquisition-related transaction and integration costs	33	13	6	4
Total non-cash compensation expense	$216	$169	$71	$54
Stock Options
We have not granted any stock option awards since 2024.
Restricted Stock Units Grant Activity
During the nine months ended September 30, 2026, we granted the following:

Award Type	Number of units (in thousands)	Weighted average grant date fair value
Service condition RSUs	1,012	$163.95
One-year EBITDA PSUs	277	$164.81
Year-three EBITDA PSUs	120	$164.81
TSR-based PSUs	93	$228.86
Total	1,502	$168.20
We recognize expense on our performance-based RSUs, or PSUs, based on our quarterly assessment of the probable actual performance as compared to our financial performance targets.
As of September 30, 2026, our best estimate is that the financial performance level will be above target for the one-year EBITDA PSUs granted in 2026, the year-three EBITDA PSUs granted in 2024, and our deal incentive PSUs granted in October 2023. Our best estimate for the year-three EBITDA PSUs granted in 2025 and 2026 remains at target.
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
Employee Stock Purchase Plan
There have been no material changes to our Employee Stock Purchase Plan, or ESPP, during the nine months ended September 30, 2026. For a full description of the plan's terms, refer to Note 11 to the consolidated financial statements included in Part II, Item 8 of our 2025 Form 10-K. ESPP-related compensation expense may fluctuate period over period based on employee participation levels and changes in the fair value at the grant date.

10.    Equity
Treasury Stock
Stock Repurchase Program
During the nine months ended September 30, 2026 and 2025, we repurchased a total of 10.5 million and 5.1 million shares at a cost of $1.6 billion and $894 million, respectively. Of these shares, during the nine months ended September 30, 2026, 3.7 million shares were purchased on the open market at a cost of $550 million during an open trading period and the remainder under our 10b5-1 trading plan. We recorded $14 million and $6 million of excise tax in treasury stock as part of the cost basis of the shares repurchased during the nine months ended September 30, 2026 and 2025, respectively.
During the three months ended September 30, 2026 and 2025, we repurchased a total of 2.7 million and 2.2 million shares at a cost of $400 million and $398 million, respectively. Of these shares, during the three months ended September 30, 2026, 0.3 million shares were purchased on the open market at a cost of $50 million during an open trading period and the remainder under our 10b5-1 trading plan. We recorded $4 million of excise tax in treasury stock as part of the cost basis of the shares repurchased during both the three months ended September 30, 2026 and 2025.
In December 2025, our Board approved an aggregate of $3.0 billion for future repurchases of our common stock with no fixed expiration date, effective January 1, 2026, replacing the prior authorization. In July 2026, our Board approved an increase in the aggregate amount authorized for repurchases under the current program to $4.0 billion, effective July 1, 2026. As of September 30, 2026, the remaining balance of Board approved funds for future repurchases was $3.6 billion.
Shares withheld for taxes on employee equity awards
During the nine months ended September 30, 2026 and 2025, we withheld shares to satisfy employee tax withholding obligations upon the vesting of RSUs, which we recorded as treasury stock at a cost of $97 million and $103 million, respectively. During the three months ended September 30, 2026 and 2025, the cost of the withheld shares was $1 million and $5 million, respectively.
Dividends
During the nine months ended September 30, 2026 and 2025, we declared and paid cash dividends per share of $1.56 and $1.44 for an aggregate payout of $884 million and $831 million, respectively. During the three months ended September 30, 2026 and 2025, we declared and paid cash dividends per share of $0.52 and $0.48 for an aggregate payout of $293 million and $276 million, respectively.
Non-Controlling Interests
For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the non-ICE interests are shown as non-controlling interests.
As of September 30, 2026, our non-controlling interests included those related to the non-ICE limited partners' interest in our CDS clearing subsidiaries and third-parties' interest in ICE Futures Abu Dhabi.
As of September 30, 2026, we also had redeemable non-controlling interests, reflected in temporary equity within our consolidated balance sheet, related to third-parties' interests in an entity acquired by us in 2024 and separately, in a new entity we formed during the nine months ended September 30, 2026. These are reflected as redeemable non-controlling interests due to put rights held by non-ICE members to require us to purchase their interests.

Accumulated Other Comprehensive Income/(Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income/(loss) (in millions):

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2025	$(186)	$9	$(47)	$(224)
Other comprehensive income/(loss)	(39)	1	(1)	(39)
Income tax expense	—	—	—	—
Net current period other comprehensive income/(loss)	(39)	1	(1)	(39)
Balance, as of September 30, 2026	$(225)	$10	$(48)	$(263)

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of June 30, 2026	$(220)	$10	$(47)	$(257)
Other comprehensive loss	(5)	—	(1)	(6)
Income tax expense	—	—	—	—
Net current period other comprehensive loss	(5)	—	(1)	(6)
Balance, as of September 30, 2026	$(225)	$10	$(48)	$(263)

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of December 31, 2024	$(285)	$9	$(62)	$(338)
Other comprehensive income/(loss)	94	1	(2)	93
Income tax expense	(1)	(1)	—	(2)
Net current period other comprehensive income/(loss)	93	—	(2)	91
Balance, as of September 30, 2025	$(192)	$9	$(64)	$(247)

	Changes in Accumulated Other Comprehensive Income/(Loss) by Component
	Foreign currency translation adjustments	Comprehensive income from equity method investment	Employee benefit plans adjustments	Total

Balance, as of June 30, 2025	$(163)	$9	$(64)	$(218)
Other comprehensive loss	(29)	—	—	(29)
Income tax expense	—	—	—	—
Net current period other comprehensive loss	(29)	—	—	(29)
Balance, as of September 30, 2025	$(192)	$9	$(64)	$(247)

11.    Income Taxes
Our effective tax rate was 24% during both the nine months ended September 30, 2026 and 2025 and 23% during both the three months ended September 30, 2026 and 2025. The effective tax rates for these comparable periods remained relatively consistent with a mix of discrete items in each period including deferred tax movements resulting from state tax law and apportionment changes, audit settlements related to prior years, and other tax adjustments.
The Organisation for Economic Cooperation and Development, or OECD, Global Anti-Base Erosion Pillar Two minimum tax rules, or Pillar Two, which generally provide for a minimum effective tax rate of 15%, are intended to apply to tax years beginning in 2024. The EU member states and many other countries, including the U.K., our most significant non-U.S. jurisdiction, have committed to implement or have already enacted legislation adopting the Pillar Two rules. In July 2023, the U.K. enacted the U.K. Finance Act 2023, effective as of January 1, 2024, which included provisions to implement certain portions of the Pillar Two minimum tax rules and included an election to apply a transitional safe harbor to extend certain effective dates to accounting periods commencing on or before December 31, 2026 and ending on or before June

30, 2028. In January 2026, the OECD released a comprehensive package of administrative guidance implementing the Group of Seven leading industrialized democracies, or G7’s, June 2025 political agreement on a “Side-by-Side” system. This system, if implemented by each relevant jurisdiction, will apply for accounting periods beginning on or after January 1, 2026, and will effectively exempt U.S. parented groups from the main international components of Pillar Two. These Pillar Two rules did not have a material impact on our financial statements as of September 30, 2026 or December 31, 2025.

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
Our clearing houses are responsible for providing clearing services to each of our futures exchanges, and in some cases to third-party execution venues, and are as follows, referred to herein collectively as "the ICE Clearing Houses":

Clearing House	Products Cleared	Execution Venues	Location
ICE Clear Europe	Energy, freight, environmental, agricultural, interest rates, equity and economic indicators derivative contracts	ICE Futures Europe, ICE Futures U.S., ICE Endex, ICE Futures Abu Dhabi and ICE Endex Spot Ltd	U.K.
ICE Clear U.S.	Agricultural, metals, foreign exchange, or FX, interest rates, digital assets, equity and economic indicators derivative contracts	ICE Futures U.S.	U.S.
ICE Clear Credit	OTC North American, European, Asian-Pacific and Emerging Market CDS instruments	ICE Swap Trade and other unaffiliated third-party venues	U.S.
ICE Clear Netherlands	Interest rates and equity derivative contracts	ICE Endex and ICE Futures Europe	The Netherlands
ICE Clear Singapore	Energy, FX, digital assets, and equity derivative contracts	ICE Futures Singapore	Singapore
ICE NGX	Physical and financial North American energy and environmental derivative contracts	ICE NGX	Canada
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

	As of September 30, 2026
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$67,301	$27,893	$10,820	$—	$5	$106,019
Unsettled variation margin, net	—	—	—	363	—	363
Guaranty fund	3,968	4,521	802	—	4	9,295
Delivery contracts receivable, net	—	—	—	408	—	408
Total	$71,269	$32,414	$11,622	$771	$9	$116,085

	As of December 31, 2025
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Other ICE Clearing Houses	Total
Original margin	$40,627	$23,965	$7,088	$—	$4	$71,684
Unsettled variation margin, net	—	—	—	740	—	740
Guaranty fund	3,075	3,986	817	—	6	7,884
Delivery contracts receivable, net	—	—	—	918	—	918
Total	$43,702	$27,951	$7,905	$1,658	$10	$81,226
Details of our deposits are as follows (in millions):

Cash and Cash Equivalent Margin Deposits and Guaranty Funds
Clearing House	Investment Type	As of September 30, 2026	As of December 31, 2025
ICE Clear Europe	National bank account	$4,966	$5,368
ICE Clear Europe	Reverse repo	55,418	33,020
ICE Clear Europe	Sovereign debt	8,485	2,359
ICE Clear Europe	Demand deposits	360	176
ICE Clear Credit	National bank account	22,905	19,422
ICE Clear Credit	Reverse repo	5,155	4,965
ICE Clear Credit	Demand deposits	4,354	3,564
ICE Clear U.S.	Reverse repo	11,125	7,342
ICE Clear U.S.	Sovereign debt	497	563
Other ICE Clearing Houses	Demand deposits	9	10
Total cash and cash equivalent margin deposits and guaranty funds		$113,274	$76,789

Invested Deposits, Delivery Contracts Receivable and Unsettled Variation Margin
Clearing House	Investment Type	As of September 30, 2026	As of December 31, 2025
ICE NGX	Unsettled variation margin and delivery contracts receivable	$771	$1,658
ICE Clear Europe	Invested deposits - sovereign debt	2,040	2,779
Total invested deposits, delivery contracts receivable and unsettled variation margin		$2,811	$4,437
ICE Clear Europe periodically enters into foreign currency swaps in order to rebalance liquidity buffers for certain currencies. As of September 30, 2026, a total of $1.1 billion notional remained outstanding, which settled during the first week of October 2026 at predetermined forward rates. The foreign currency swaps are accounted for as derivative instruments measured at fair value using Level 2 inputs. The fair value of the derivatives was recorded within other current liabilities in our consolidated balance sheets and was immaterial as of September 30, 2026.
Non-cash Collateral (Mutualized Clearing Houses) and Cash and Letters of Credit (ICE NGX) Balances
These pledged assets are not reflected in our balance sheets and are as follows (in millions):

	As of September 30, 2026
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$40,852	$43,849	$22,105	$—	$106,806
Letters of credit	—	—	—	2,715	2,715
Emissions certificates at fair value	1,041	—	—	—	1,041
ICE NGX cash deposits	—	—	—	474	474
Total	$41,893	$43,849	$22,105	$3,189	$111,036
Guaranty fund:
Government securities at face value	$1,220	$1,850	$312	$—	$3,382

	As of December 31, 2025
	ICE Clear Europe	ICE Clear Credit	ICE Clear U.S.	ICE NGX	Total
Original margin:
Government securities at face value	$26,797	$38,504	$14,337	$—	$79,638
Letters of credit	—	—	—	3,960	3,960
Emissions certificates at fair value	1,399	—	—	—	1,399
ICE NGX cash deposits	—	—	—	947	947
Total	$28,196	$38,504	$14,337	$4,907	$85,944
Guaranty fund:
Government securities at face value	$736	$1,944	$287	$—	$2,967
Total Collateral
As of September 30, 2026 and December 31, 2025, the ICE Clearing Houses had received or had been pledged $230.5 billion and $170.1 billion, respectively, in cash and non-cash collateral in original margin and guaranty fund deposits to cover price movements of underlying contracts for both periods.
ICE Clearing Houses' Liquidity Facilities
As of September 30, 2026, the following facilities were in place at the respective ICE Clearing House to support liquidity needs:
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

As of September 30, 2026, ICE NGX maintains a guaranty fund of $215 million funded by a $200 million letter of credit issued by a major Canadian chartered bank and backed by default insurance underwritten by Export Development Canada, a Crown corporation operated at arm’s length from the Canadian government, plus $15 million held as restricted cash to fund the first loss amount that ICE NGX is responsible for under the default insurance policy. In the event of a Member default where the defaulting Member’s collateral is depleted, the shortfall would be covered by a draw down on the letter of credit following which ICE NGX would file a claim under the default insurance to recover additional losses up to $200 million beyond the $15 million first-loss amount that ICE NGX is responsible for under the default insurance policy. ICE NGX has also set aside $30 million of its own capital that could be used for liquidity purposes in the event of a Member default.
ICE's contribution to the respective guaranty funds and default insurance is broken out by each ICE Clearing House as follows (in millions):

	ICE Portion of Guaranty Fund Contribution		Default insurance
Clearing House	As of September 30, 2026	As of December 31, 2025	As of September 30, 2026	As of December 31, 2025
ICE Clear Europe	$208	$197	$100	$100
ICE Clear U.S.	80	75	25	25
ICE Clear Credit	50	50	75	75
ICE Clear Netherlands	12	13	N/A	N/A
ICE Clear Singapore	1	1	N/A	N/A
ICE NGX	45	45	200	200
Total	$396	$381	$400	$400
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
We also assessed the fair value of our performance guarantee, considering factors including daily settlement of contracts, margining and collateral requirements, other elements of our risk management program, historical evidence of default payments, and estimated probability of potential default payouts by each ICE Clearing House. Based on these analyses, the estimated performance guarantee liability was determined to be nominal, and no liability was recorded as of September 30, 2026. None of the ICE Clearing Houses has ever experienced a Member default that required the use of the guaranty funds of non-defaulting Members or the assets of the ICE Clearing Houses, including our SITG contribution.

13.    Legal Proceedings
In the ordinary course of our business, from time to time we are subject to legal proceedings, lawsuits, government investigations and other claims with respect to a variety of matters. In addition, we are subject to periodic reviews, inspections, examinations and investigations by regulators in the U.S. and other jurisdictions, any of which may result in claims, legal proceedings, assessments, fines, penalties, restrictions on our business or other sanctions. We record estimated expenses and reserves for legal or regulatory matters or other claims when these matters present loss contingencies that are probable and the related amount is reasonably estimable, and gain contingencies when they become certain. Any such accruals may be adjusted as circumstances change. Assessments of losses are inherently subjective and involve unpredictable factors. While the outcome of legal and regulatory matters is inherently difficult to predict and/or the range of loss often cannot be reasonably estimable, we do not believe that the liabilities, if any, which may ultimately result from the resolution of the various legal and regulatory matters that arise in the ordinary course of our business are likely to have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any developments relating to these legal and regulatory matters. A range of possible losses related to certain cases cannot be reasonably estimated at this time. As of September 30, 2026, no material accruals remain outstanding. Individual matter disclosures in this Form 10-Q are limited to new significant matters or significant updates on existing matters since our 2025 Form 10-K.
For further information on our legal and regulatory matters, see Note 16 to the consolidated financial statements in Part II, Item 8 of our 2025 Form 10-K.

14.    Fair Value Measurements
Financial assets and liabilities recorded or disclosed at fair value in the consolidated balance sheets as of September 30, 2026 and December 31, 2025 were classified in their entirety based on the lowest level significant input used in their valuation.
Recurring Fair Value Measurements
As of September 30, 2026, our equity investment in Bakkt is measured at fair value on a recurring basis using Level 1 inputs. See Note 4 for more information.
Our mutual funds are equity and fixed income mutual funds held for the purpose of providing future payments for our supplemental executive savings plan and our supplemental executive retirement plan. These mutual funds are classified as equity investments and measured at fair value using Level 1 inputs with adjustments recorded in net income. As of September 30, 2026 and December 31, 2025, the fair value of these mutual funds was $6 million and $20 million, respectively.
At our ICE NGX clearing house, unsettled variation margin is recorded at fair value based on the settlement prices of open contracts using Level 2 inputs. See Note 12 for more information.
Excluding our equity investments without a readily determinable fair value, all other financial instruments approximate carrying value due to the short-term nature of their maturities.
We did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of September 30, 2026 or December 31, 2025.
Non-Recurring Fair Value Measurements
We measure certain assets, such as intangible assets and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of September 30, 2026 and 2025, none of our intangible assets or equity method investments were required to be measured at fair value since no impairment indicators were identified.
We measure certain equity investments at fair value on a non-recurring basis using our policy election under ASC 321. During the nine months ended September 30, 2026, we recorded a total gain of $390 million related to the identification of observable price changes in the same or similar investments of our investees. The fair value measurement underlying these gains was classified as Level 3. Refer to Note 4 for more information. During the nine months ended September 30, 2025, we recorded a total gain of $34 million related to the identification of an observable price change for a similar investment of one of our investees.
Financial Instruments Not Measured at Fair Value
The table below displays the fair value of our debt as of September 30, 2026 (in millions). The fair values of our fixed rate notes were estimated using Level 2 inputs including quoted market prices for these instruments. The fair value of our commercial paper was estimated using Level 2 inputs. The commercial paper includes a discount and fair value was determined to approximate the carrying value due to the short term to maturity.

	As of September 30, 2026
Debt:	Carrying Amount	Fair value
Commercial Paper	$962	$962
2027 Senior Notes (4.00%; due September 15, 2027)	1,497	1,487
2027 Senior Notes (3.10%; due September 15, 2027)	500	492
2028 Senior Notes (3.625%; due September 1, 2028)	967	970
2028 Senior Notes (3.75%; due September 21, 2028)	598	583
2028 Senior Notes (3.95%; due December 1, 2028)	596	584
2029 Senior Notes (4.35%; due June 15, 2029)	1,246	1,217
2029 Senior Notes (4.70%; due August 20, 2029)	1,240	1,225
2030 Senior Notes (2.10%; due June 15, 2030)	1,243	1,106
2031 Senior Notes (4.20%; due March 15, 2031)	641	614
2031 Senior Notes (5.25%; due June 15, 2031)	745	738
2031 Senior Notes (4.90%; due September 1, 2031)	1,086	1,063
2032 Senior Notes (1.85%; due September 15, 2032)	1,491	1,212
2033 Senior Notes (4.60%; due March 15, 2033)	1,492	1,401
2033 Senior Notes (5.15%; due September 1, 2033)	641	624
2036 Senior Notes (5.40%; due September 1, 2036)	737	714
2040 Senior Notes (2.65%; due September 15, 2040)	1,235	832
2048 Senior Notes (4.25%; due September 21, 2048)	1,234	927
2050 Senior Notes (3.00%; due June 15, 2050)	1,225	734
2052 Senior Notes (4.95%; due June 15, 2052)	1,469	1,229
2060 Senior Notes (3.00%; due September 15, 2060)	1,474	787
2062 Senior Notes (5.20%; due June 15, 2062)	985	813
Total debt	$23,304	$20,314

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
Our chief operating decision maker, or CODM, is our Chair and Chief Executive Officer. Our CODM uses operating income to assess performance and allocate resources for each of our segments, including decisions on product pricing and new products, strategic mergers and acquisitions, marketing costs, capital expenditures, employee headcount and compensation. Our CODM evaluates both budgeted and actual operating income, and the related growth, when assessing performance and making decisions about allocating resources as described above. The accounting policies of our reportable segments are the same as those described in Note 2 to our consolidated financial statements in our 2025 Form 10-K.
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
Financial data for our business segments is as follows for the nine and three months ended September 30, 2026 and 2025 (in millions):

	Nine Months Ended September 30, 2026
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$1,935	$—	$—	$1,935
Agricultural and metals futures and options	251	—	—	251
Financial futures and options	638	—	—	638
Cash equities and equity options	2,894	—	—	2,894
OTC and other	325	—	—	325
Data and connectivity services	856	—	—	856
Listings	387	—	—	387
Fixed income execution	—	96	—	96
CDS clearing	—	297	—	297
Fixed income data and analytics	—	991	—	991
Data and network technology	—	592	—	592
Origination technology	—	—	578	578
Closing solutions	—	—	182	182
Servicing software	—	—	677	677
Data and analytics	—	—	208	208
Revenues	7,286	1,976	1,645	10,907
Transaction-based expenses	2,499	—	—	2,499
Revenues, less transaction-based expenses	4,787	1,976	1,645	8,408
Other operating expenses	960	900	808	2,668
Depreciation and amortization	191	260	721	1,172
Acquisition-related transaction and integration costs	3	28	71	102
Operating expenses	1,154	1,188	1,600	3,942
Operating income	$3,633	$788	$45	$4,466
Total other income/(expense), net				(40)
Income before income tax expense				$4,426

	Three Months Ended September 30, 2026
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$603	$—	$—	$603
Agricultural and metals futures and options	83	—	—	83
Financial futures and options	190	—	—	190
Cash equities and equity options	997	—	—	997
OTC and other	112	—	—	112
Data and connectivity services	292	—	—	292
Listings	130	—	—	130
Fixed income execution	—	34	—	34
CDS clearing	—	102	—	102
Fixed income data and analytics	—	336	—	336
Data and network technology	—	202	—	202
Origination technology	—	—	189	189
Closing solutions	—	—	60	60
Servicing software	—	—	229	229
Data and analytics	—	—	71	71
Revenues	2,407	674	549	3,630
Transaction-based expenses	865	—	—	865
Revenues, less transaction-based expenses	1,542	674	549	2,765
Other operating expenses	324	313	270	907
Depreciation and amortization	65	89	245	399
Acquisition-related transaction and integration costs	1	27	21	49
Operating expenses	390	429	536	1,355
Operating income	$1,152	$245	$13	$1,410
Total other income/(expense), net				(168)
Income before income tax expense				$1,242

	Nine Months Ended September 30, 2025
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$1,634	$—	$—	$1,634
Agricultural and metals futures and options	180	—	—	180
Financial futures and options	453	—	—	453
Cash equities and equity options	2,418	—	—	2,418
OTC and other	298	—	—	298
Data and connectivity services	765	—	—	765
Listings	370	—	—	370
Fixed income execution	—	96	—	96
CDS clearing	—	266	—	266
Fixed income data and analytics	—	916	—	916
Data and network technology	—	533	—	533
Origination technology	—	—	550	550
Closing solutions	—	—	163	163
Servicing software	—	—	657	657
Data and analytics	—	—	199	199
Revenues	6,118	1,811	1,569	9,498
Transaction-based expenses	2,071	—	—	2,071
Revenues, less transaction-based expenses	4,047	1,811	1,569	7,427
Other operating expenses	872	850	791	2,513
Depreciation and amortization	191	256	724	1,171
Acquisition-related transaction and integration costs	1	2	48	51
Operating expenses	1,064	1,108	1,563	3,735
Operating income	$2,983	$703	$6	$3,692
Total other income/(expense), net				(412)
Income before income tax expense				$3,280

	Three Months Ended September 30, 2025
	Exchanges	Fixed Income and Data Services	Mortgage Technology	Consolidated
Revenues:
Energy futures and options	$482	$—	$—	$482
Agricultural and metals futures and options	51	—	—	51
Financial futures and options	139	—	—	139
Cash equities and equity options	701	—	—	701
OTC and other	99	—	—	99
Data and connectivity services	264	—	—	264
Listings	125	—	—	125
Fixed income execution	—	33	—	33
CDS clearing	—	90	—	90
Fixed income data and analytics	—	311	—	311
Data and network technology	—	184	—	184
Origination technology	—	—	188	188
Closing solutions	—	—	58	58
Servicing software	—	—	216	216
Data and analytics	—	—	66	66
Revenues	1,861	618	528	3,007
Transaction-based expenses	596	—	—	596
Revenues, less transaction-based expenses	1,265	618	528	2,411
Other operating expenses	293	286	262	841
Depreciation and amortization	64	86	237	387
Acquisition-related transaction and integration costs	—	2	7	9
Operating expenses	357	374	506	1,237
Operating income	$908	$244	$22	$1,174
Total other income/(expense), net				(93)
Income before income tax expense				$1,081
No customer accounted for more than 10% of our consolidated revenues, less transaction-based expenses during the nine and three months ended September 30, 2026 or 2025.

16.    Earnings Per Common Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the nine and three months ended September 30, 2026 and 2025 (in millions, except per share amounts):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Basic:
Net income attributable to Intercontinental Exchange, Inc.	$3,311	$2,464	$940	$816
Weighted average common shares outstanding	564	573	561	572
Basic earnings per common share	$5.87	$4.30	$1.68	$1.43
Diluted:
Weighted average common shares outstanding	564	573	561	572
Effect of dilutive securities - stock options and RSUs	2	3	2	2
Diluted weighted average common shares outstanding	566	576	563	574
Diluted earnings per common share	$5.85	$4.28	$1.67	$1.42
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
As of September 30, 2026, an immaterial amount of stock options and RSUs were excluded from the diluted earnings per share calculation as their inclusion would have been antidilutive. As of September 30, 2025, there were 0.1 million antidilutive stock options or RSUs outstanding.

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
•our ability to complete the MarketAxess acquisition, realize the anticipated cost savings and synergies of the MarketAxess acquisition, and successfully integrate MarketAxess with our business without material delay, higher than anticipated costs or difficulty or loss of key personnel;
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

These risks and other factors include, among others, those set forth in Part I, Item 1A under the caption “Risk Factors” in our 2025 Form 10-K, as filed with the SEC on February 5, 2026. Due to the uncertain nature of these factors, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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
Recent Developments
Pending Acquisition of MarketAxess Holdings Inc.
On July 29, 2026, we entered into a definitive agreement to acquire MarketAxess Holdings Inc., or MarketAxess, a leading operator of electronic trading platforms for global institutional fixed income markets. The transaction implies an equity value of approximately $6.0 billion, or $167 per share, with purchase consideration consisting entirely of cash. For further information regarding the financing agreements entered into in connection with this acquisition, see Note 8.
On October 21, 2026, the Department of Justice and the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, effective as of October 21, 2026, satisfying the HSR Act condition in ICE’s acquisition of MarketAxess. The merger remains subject to the remaining customary closing conditions and approvals and the receipt of other required regulatory approvals. Based on the HSR Act approval, ICE now expects the merger to close in the first quarter of 2027.
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
Our business has been impacted positively and negatively by these global economic conditions. For instance, due to market and interest rate volatility, including market volatility during the first nine months of 2026, we have seen increased trading across a number of our products, such as energy, interest rate and equity futures, credit default swaps and bonds. Conversely, increases in mortgage interest rates over the past several years have resulted in reduced consumer and investor demand for mortgages and adversely impacted the transaction-based revenues in our Mortgage Technology segment. If mortgage rates further increase, or if mortgage lending practices change, our Mortgage Technology segment revenues may be further impacted. In addition, higher interest rates have resulted, and may continue to result, in higher interest rates for our debt instruments as we refinance our existing indebtedness.
From an operational perspective, our businesses, including our exchanges, clearing houses, listings venues, data services businesses and mortgage platforms, have not suffered a material negative impact as a result of the events in Ukraine and the Middle East and surrounding regions.
We expect the macroeconomic environment to remain dynamic in the near-term, and we continue to monitor macroeconomic conditions, including interest rates, inflation rates, changes in tariffs and trade policies, market volatility, geopolitical events and military conflicts and repercussions from, and the impact that, any of the foregoing may have on the global economy and on our business. We also continue to closely monitor creditworthiness of our counterparties, clearing members and our financial service providers and take risk management measures in line with established risk management frameworks.
Tax Policy Changes
In January 2026, the Organisation for Economic Cooperation and Development, or OECD, released a comprehensive package of administrative guidance related to Pillar Two implementing the G7's June 2025 political agreement on a "Side-

by-Side" system. This system, if implemented by each relevant jurisdiction, will apply for accounting periods beginning on or after January 1, 2026, and will effectively exempt U.S. parented groups from the main international components of Pillar Two. This new guidance on Pillar Two did not have a material impact on our financial statements as of September 30, 2026 or December 31, 2025.
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
Global policy makers have undertaken reviews of their existing legal frameworks governing financial markets in connection with regulatory reform, and have either passed new laws and regulations, or are in the process of debating and/or enacting new laws and regulations that apply to our business and to our customers’ businesses. Legislative and regulatory actions may impact the way in which we or our customers conduct business and may create uncertainty, which could affect trading volumes or demand for market data. See Part I, Item 1 “Business — Regulation” and Part I, Item 1A "Risk Factors" included in our 2025 Form 10-K for a discussion of the primary regulations applicable to our business and certain risks associated with those regulations.
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
•EMIR 3.0. In February 2026, the Delegated Act specifying the Active Account Requirement, or AAR, under the European Market Infrastructure Regulation, or EMIR, known as EMIR 3.0, became effective. The AAR mandates EU market participants to establish accounts for euro-denominated short-term interest rate derivatives at an EU central counterparty, or CCP, and clear a certain number of trades in an EU account. In July 2026, the European Securities and Markets Authority, or ESMA, published its interim report on the AAR and its first annual report on the joint monitoring mechanism. ESMA noted early but limited signs of clearing activity shifting from U.K.-based Tier 2 CCPs to EU CCPs and concluded it is too early to assess the AAR's effectiveness. In 2025, ICE Clear Netherlands was authorized to clear euro-denominated short-term interest rate derivatives traded at ICE Futures Europe and thus allows market participants in scope for the AAR to satisfy their obligations. Nevertheless, the AAR could result in a reduced volume of trading and clearing of euro-denominated short-term interest rate derivatives at ICE Futures Europe and ICE Clear Europe.
•Policy Intervention to Address High Energy Prices. The U.S. is exploring a temporary diesel export ban to ease domestic diesel prices. If implemented, volumes at ICE Futures Europe, the exchange for gasoline and crude related futures, and ICE Clear Europe which clears those contracts, could be impacted. Separately, in July 2026, the European Commission published a proposal to revise the EU Emissions Trading System, or EU ETS, with a focus on reducing carbon price volatility and limiting impact on electricity prices. Any resulting policy changes could affect ICE Endex, the primary European exchange for emissions allowance trading under the EU ETS, and ICE Clear Europe which clears those contracts.
•Digital Asset Regulation. The regulatory structure for digital assets continues to take shape through potential legislation, rulemaking, and other actions by relevant regulators. If platforms offering products similar to regulated instruments are excluded from regulation or subject to lesser requirements, it could affect market and competitive dynamics and result in reduced trading volumes on our exchanges and contracts cleared at our clearing houses. We are monitoring the developments and any impact on our exchanges and clearing houses.
•Prediction Markets. The CFTC has taken the position that the Commodity Exchange Act preempts state and tribal gaming laws as applied to CFTC-registered prediction markets and that event contracts constitute swaps subject to the CFTC's exclusive jurisdiction. Federal appeals courts are split on whether sports-related event contracts are swaps under the CFTC’s exclusive jurisdiction or fall under state gambling law. The State of New Jersey has petitioned the U.S. Supreme Court for review of this issue. In September 2026, the CFTC submitted two rulemakings to the White House Office of Information and Regulatory Affairs, which would define by rule prediction-market event contracts as within the statutory definition of a swap while excluding casino-style gambling from that definition. The ultimate outcome of this litigation and related rulemakings is uncertain. We are monitoring the potential impacts on our derivatives businesses, including effects on trading volumes.
•Equity Market Structure Rules. In June 2026, the SEC issued a proposal that would amend Regulation NMS Rule 611 (the "order protection" or "trade through" rule) and Rule 610(e) (prohibiting locked and crossed markets). The proposal, if adopted, would represent one of the most significant changes to the U.S. equity market structure in recent decades and could have meaningful effects on market and competitive dynamics for venues that facilitate trading of equity securities, including potentially reducing fragmentation. Separately, more recently, the SEC issued what it calls an Innovation Exemption that provides a time-limited conditional exception from exchange registration requirements for the on-chain trading of tokenized U.S. listed securities. This exemption would allow venues to compete with regulated entities in the secondary market trading of U.S. listed securities with fewer regulatory requirements and could impact trading volumes on our securities exchanges.
•Consolidated Audit Trail. In April 2026, the SEC issued a concept release soliciting public comment in support of a comprehensive review of the Consolidated Audit Trail, or CAT, and other audit trails and related data sources currently used in the regulation of U.S. securities markets. After considering comments submitted, SEC leadership announced the agency is now considering fundamental changes to restructure the CAT to address cost, governance, and funding issues. The funding obligations of exchanges and the exchanges' regulatory capabilities using the CAT ultimately could be substantially different than the current state. Private litigation is ongoing.
•Capital Markets. The SEC proposed several rules during this quarter designed to encourage more companies to go and stay public, including changes to shareholder proposal rules and modernization of the proxy solicitation process.
•Regulatory Categorization of Perpetual Contracts. The regulatory treatment of perpetual contracts remains unsettled. Beginning in May 2026, the CFTC took a series of actions that characterized crypto-asset perpetual contracts as futures. These actions have drawn challenges, including litigation from CME Group, which asserts that perpetual contracts should be classified as swaps rather than futures. The CFTC has also sought public comment on whether perpetual contracts referencing physically delivered or storable commodities, including energy products, should be subject to similar treatment. The regulatory framework for perpetual contracts continues to evolve in light of pending litigation and ongoing CFTC rulemaking and interpretive activity. The timing and outcome of these matters and their effect on the regulatory classification of perpetual contracts is unclear. We continue to monitor these developments and any potential impact on our derivatives businesses.
•Regulatory Framework for Leveraged Retail Crypto Trading. In the absence of new legislation on digital asset markets, the CFTC requested comment on using its existing statutory authority to establish a regulatory framework for spot retail digital asset transactions involving leverage, margin, and financing arrangements. Any future rules would be the first applicable to spot digital asset trading in the U.S.

Consolidated Financial Highlights
The following summarizes our results and significant changes in our consolidated financial performance for the periods presented (dollars in millions, except per share amounts).

(1)    Operating income from our Mortgage Technology segment was $45 million and $6 million for the nine months ended September 30, 2026 and 2025, respectively.
(2)    The adjusted figures exclude items that are not reflective of our cash operations or core business performance. Adjusted net income attributable to ICE is presented net of taxes. These adjusted figures are not calculated in accordance with U.S. GAAP. See “—Non-GAAP Financial Measures” below.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Revenues, less transaction-based expenses	$8,408	$7,427	13%	$2,765	$2,411	15%
Recurring revenues(1)	$4,038	$3,767	7%	$1,365	$1,275	7%
Transaction revenues, net(1)	$4,370	$3,660	19%	$1,400	$1,136	23%
Operating expenses	$3,942	$3,735	6%	$1,355	$1,237	10%
Adjusted operating expenses(2)	$3,141	$2,928	7%	$1,068	$981	9%
Operating income	$4,466	$3,692	21%	$1,410	$1,174	20%
Adjusted operating income(2)	$5,267	$4,499	17%	$1,697	$1,430	19%
Operating margin	53%	50%	3 pts	51%	49%	2 pts
Adjusted operating margin(2)	63%	61%	2 pts	61%	59%	2 pts
Other income/(expense), net	$(40)	$(412)	(90)%	$(168)	$(93)	80%
Income tax expense	$1,063	$772	38%	$286	$250	14%
Effective tax rate	24%	24%	—	23%	23%	—
Net income attributable to ICE	$3,311	$2,464	34%	$940	$816	15%
Adjusted net income attributable to ICE(2)	$3,548	$3,018	18%	$1,136	$980	16%
Diluted earnings per share attributable to ICE common stockholders	$5.85	$4.28	37%	$1.67	$1.42	18%
Adjusted diluted earnings per share attributable to ICE common stockholders(2)	$6.27	$5.24	20%	$2.02	$1.71	18%
Cash flows from operating activities	$4,486	$3,387	32%
Free cash flow(3)	$3,822	$2,862	34%
Adjusted free cash flow(3)	$3,728	$3,178	17%

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

•Revenues, less transaction-based expenses, increased $981 million and $354 million for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025. See "—Exchanges Segment", "—Fixed Income and Data Services Segment" and "—Mortgage Technology Segment" below for a discussion of the significant changes in our revenues. Due to fluctuations in the U.S. dollar compared to the pound sterling and euro, our consolidated revenues were higher by $54 million and lower by $4 million for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025.
•Operating expenses increased $207 million and $118 million for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025. See "—Consolidated Operating Expenses" below for a discussion of the significant changes in our operating expenses. Due to fluctuations in the U.S. dollar compared to the pound sterling and euro, our consolidated operating expenses were higher by $8 million and lower by $1 million for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025.

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
For additional information regarding the factors that affect our results of operations, see Item 1A “Risk Factors” included in our 2025 Form 10-K.
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

Exchanges Segment
The following presents selected statements of income data for our Exchanges segment (dollars in millions):

REVENUES, LESS TRANSACTION-BASED EXPENSES
5,000
4,000
3,000
2,000
1,000
0
$ (Millions)
$4,047
$370
$765
$298
$347
$453
$180
$1,634
$4,787
$387
$856
$325
$395
$638
$251
$1,935
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

	Nine Months Ended September 30,			Three Months Ended September 30,
	2026	2025	Change*	2026	2025	Change*
Revenues:
Energy futures and options	$1,935	$1,634	18%	$603	$482	25%
Agricultural and metals futures and options	251	180	40	83	51	62
Financial futures and options	638	453	41	190	139	37
Futures and options	2,824	2,267	25	876	672	31
Cash equities and equity options	2,894	2,418	20	997	701	42
OTC and other	325	298	9	112	99	13
Transaction and clearing, net	6,043	4,983	21	1,985	1,472	35
Data and connectivity services	856	765	12	292	264	10
Listings	387	370	5	130	125	4
Revenues	7,286	6,118	19	2,407	1,861	29
Transaction-based expenses(1)	2,499	2,071	21	865	596	45
Revenues, less transaction-based expenses	4,787	4,047	18	1,542	1,265	22
Other operating expenses	960	872	10	324	293	11
Depreciation and amortization	191	191	—	65	64	2
Acquisition-related transaction and integration costs	3	1	n/a	1	—	n/a
Operating expenses	1,154	1,064	8	390	357	9
Operating income	$3,633	$2,983	22%	$1,152	$908	27%

Recurring revenues	$1,243	$1,135	9%	$422	$389	8%
Transaction revenues, net	$3,544	$2,912	22%	$1,120	$876	28%

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
For the nine months ended September 30, 2026 and 2025, 27% and 24%, respectively, of our Exchanges segment revenues, less transaction-based expenses, were billed in pounds sterling or euros. For the three months ended September 30, 2026 and 2025, 25% and 22%, respectively, of our Exchanges segment revenues, less transaction-based expenses, were billed in pounds sterling or euros. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Exchanges segment revenues, less transaction-based expenses, were higher by $48 million and lower by $4 million for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025.
Our Exchange transaction and clearing revenues are presented net of rebates. We recorded rebates of $1.7 billion and $1.2 billion for the nine months ended September 30, 2026 and 2025, respectively, and $533 million and $372 million for the three months ended September 30, 2026 and 2025, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. Such rebates are calculated based on volumes traded. The increase in rebates for the nine and three months ended September 30, 2026 was primarily due to higher volumes traded as compared to the comparable periods in 2025.
•Energy Futures and Options: Total volume in our energy futures and options markets increased 9% and 18% for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025, and revenues increased 18% and 25% for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025.
–Oil futures and options volume increased 9% and 19% for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025, primarily due to higher Brent volume, driven by price volatility and supply uncertainty related to the conflict in the Middle East. Volume in other oil contracts also increased as market participants responded to actual and potential supply disruptions.
–Global natural gas futures and options volume increased 9% and 17% for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025, primarily due to higher Dutch Natural Gas Title Transfer Facility Futures, or TTF, volume, reflecting increased use of TTF for proprietary trading and risk management, as well as geopolitical tensions affecting global supply and demand and TTF prices.
–Environmentals and other futures and options volume increased 9% and 10% for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025, primarily due to higher power volume combined with higher emissions volume driven by political uncertainty and a sharp decline in European Union Allowance, or EUA, prices, which primarily affected the first quarter of 2026.
•Agricultural and Metals Futures and Options: Total volume in our agricultural and metals futures and options markets increased 40% and 57% for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025 and revenues increased 40% and 62% for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025.
–Sugar futures and options volume increased 40% and 75% for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025, primarily due to price volatility due to a tighter global supply outlook driven by unfavorable weather conditions in key producing regions combined with the potential effect of El Niño on sugarcane harvests.
–Other agricultural and metal futures and options volume increased 40% and 44% for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025, primarily due to higher coffee and cocoa volume. Coffee volume increased due to continued price volatility. Cocoa volume increased due to weather-related supply concerns impacting both the near-term and long-term supply outlook.
•Financial Futures and Options: Total volume in our financial futures and options markets increased 44% and 45% for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025 and revenues increased 41% and 37% for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025.
–Interest rate futures and options volume increased 48% and 49% for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025 and revenues increased 51% and 48% for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025. The increase was primarily due to higher Euribor and SONIA volume. Euribor volume increased due to eurozone inflation concerns and uncertainty over the path of European Central Bank interest rates. SONIA volume increased as higher energy prices and inflation changed expectations for U.K. monetary policy.
–Other financial futures and options volume, which includes our MSCI®, FTSE® and NYSE FANG+ equity indices, U.S. Dollar Index and foreign exchange products, increased 9% and 8% for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025 and revenues increased 14% and 9% for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025. For the nine month period, the increase was primarily due to volatility in China and emerging markets impacting the MSCI® volume combined with fee increases within our FTSE® indices. For the three-month period, the increase in revenues was primarily due to the FTSE® indices fee increases.
•Cash Equities and Equity Options: Cash equities volume increased 15% and decreased 2% for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025. The increase in volume for the nine-month period was primarily due to higher industry volumes driven by geopolitical risks and higher retail participation. Cash equities revenues, net of transaction-based expenses, were $283 million and $233 million for the nine months ended September 30, 2026 and 2025, respectively, and $96 million and $69 million for the three months ended September 30, 2026 and 2025, respectively. The increase in revenue for the nine month period ended September 30, 2026 was primarily related to higher capture rate combined with higher industry volumes. The increase in revenue for the three month period ended September 30, 2026 was primarily related to higher capture rate partially offset by lower industry volumes.
Equity options volume increased 32% and 29% for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025, driven by higher industry volumes due to geopolitical risks. Equity options revenues, net of transaction-based expenses, were $112 million and $114 million for the nine months ended September 30, 2026 and 2025, respectively, and $36 million for both the three months ended September 30, 2026 and 2025. The decrease in revenue for the nine month period ended September 30, 2026 was primarily due to lower capture rate, partially offset by higher industry volumes, and revenues were flat for the three month period ended September 30, 2026 primarily due to lower capture rate offset by higher industry volumes.
•OTC and Other: OTC and other transactions include revenues from our OTC energy business and other trade confirmation services, as well as net interest income and fees on certain clearing margin deposits, regulatory penalties and fines, fees for use of our facilities, regulatory fees charged to member organizations of our U.S. securities exchanges, designated market maker service fees, exchange membership fees and agricultural grading and certification fees. Our OTC and other revenues increased 9% and 13% for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025. The increase for both the nine and three month periods was primarily due to higher net interest income and fees on collateral balances, partially offset by lower exchange regulatory fees.
•Data and Connectivity Services: Our data and connectivity services revenues increased 12% and 10% for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025. The increase in revenue was driven by strong customer retention, new customer additions and increased spending by existing customers.
•Listings Revenues: Through NYSE, NYSE American, NYSE Arca and NYSE Texas, we generate listings revenue related to the provision of listings services for public companies and ETFs, and related corporate actions for listed companies. Listings revenues increased 5% and 4% for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025, primarily due to new listings. All listings fees are billed upfront, and revenues are recognized over time as the identified performance obligations are satisfied.
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
The following charts and tables present trading activity in our futures and options markets by commodity type based on the total number of contracts traded, as well as futures and options rate per contract (in millions, except for percentages and rate per contract amounts):

Volume and Rate per Contract

	Nine Months Ended September 30,			Three Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Number of contracts traded (in millions):
Energy futures and options	1,028	945	9%	320	271	18%
Agricultural and metals futures and options	114	82	40	38	25	57
Financial futures and options	1,057	734	44	322	222	45
Total	2,199	1,761	25%	680	518	31%
Average daily volume of contracts traded (in thousands):
Energy futures and options	5,496	5,052	9%	4,988	4,239	18%
Agricultural and metals futures and options	610	437	40	601	382	57
Financial futures and options	5,517	3,835	44	4,891	3,380	45
Total	11,623	9,324	25%	10,480	8,001	31%
Rate per contract:
Energy futures and options	$1.88	$1.73	9%	$1.89	$1.78	6%
Agricultural and metals futures and options	$2.20	$2.21	—%	$2.18	$2.12	3%
Financial futures and options	$0.60	$0.61	(2)%	$0.58	$0.62	(5)%

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

Open Interest

	As of September 30,
	2026	2025	Change
Open interest — in thousands of contracts:
Energy futures and options	66,233	63,695	4%
Agricultural and metals futures and options	4,824	3,380	43
Financial futures and options	44,414	35,040	27
Total	115,471	102,115	13%

The following charts and tables present selected cash and equity options trading data. All trading volume below is presented as average net daily trading volume, or ADV, and is single counted:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2026	2025	Change	2026	2025	Change
NYSE cash equities (shares in millions):
Total cash handled volume (ADV)	3,828	3,333	15%	3,322	3,395	(2)%
Total cash market share matched	19.8%	19.0%	0.8 pts	19.3%	18.9%	0.4 pts
NYSE equity options (contracts in thousands):
NYSE equity options volume (ADV)	13,432	10,204	32%	13,736	10,682	29%
Total equity options volume (ADV)	64,327	53,989	19%	63,810	55,840	14%
NYSE share of total equity options	20.9%	18.9%	2 pts	21.5%	19.1%	2.4 pts
Revenue capture or rate per contract:
Cash equities rate per contract (per 100 shares)	$0.039	$0.038	5%	$0.045	$0.032	40%
Equity options rate per contract	$0.04	$0.06	(25)%	$0.04	$0.05	(22)%
Handled volume represents the total number of shares of equity securities and ETFs internally matched on our exchanges or routed to and executed on an external market center. Matched volume represents the total number of shares of equity securities and ETFs executed on our exchanges.
Transaction-Based Expenses
Our equities and equity options markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. Section 31 fees are recorded on a gross basis as a component of exchanges revenue. These Section 31 fees are assessed to recover the government’s costs of supervising and regulating the securities markets and professionals and are subject to change. We, in turn, collect corresponding activity assessment fees from member organizations clearing or settling trades on the equities and options exchanges, and recognize these amounts in our exchanges revenues when invoiced. The activity assessment fees are designed to equal the Section 31 fees. As a result, activity assessment fees and the corresponding Section 31 fees do not have an impact on our net income, although the timing of payment by us will vary from collections. Section 31 fees were $571 million and $412 million for the nine months ended September 30, 2026 and 2025, respectively, and $283 million for the three months ended September 30, 2026. We did not incur any Section 31 fees for the three months ended September 30, 2025 due to the SEC setting the fee rate to zero beginning in May 2025, after the full fiscal year 2025 appropriation had been collected. The SEC reinstated the fee rate in April 2026. The increase in Section 31 fees for the nine and three month periods ended September 30, 2026 was primarily due to higher volumes and the impact of the fee rate described above. The fees we collect are included in cash at the time of receipt and we remit the amounts to the SEC twice a year as required. The total amount of Section 31 fees payable is included in current liabilities and was $94 million as of September 30, 2026.
We make liquidity payments to cash and options trading customers, as well as routing charges made to other exchanges which are included in transaction-based expenses. We incur routing charges when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We record routing charges on a gross basis as a component of exchanges revenue. Cash liquidity payments, routing and clearing fees were $1.9 billion and $1.7 billion for the nine months ended September 30, 2026 and 2025, respectively, and $582 million and $596 million for the three months ended September 30, 2026 and 2025, respectively. The increase for the nine month period ended September 30, 2026 was primarily due to higher volumes traded partially offset by higher capture rate within the cash equities exchanges. The decrease for the three month period ended September 30, 2026 was due to higher capture rate within the cash equities exchanges partially offset by higher volumes.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Exchanges segment's operating expenses, operating income and operating margin (dollars in millions). See “—Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Exchanges Segment:	Nine Months Ended September 30,			Three Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Operating expenses	$1,154	$1,064	8%	$390	$357	9%
Adjusted operating expenses(1)	$1,105	$1,012	9%	$373	$341	10%
Operating income	$3,633	$2,983	22%	$1,152	$908	27%
Adjusted operating income(1)	$3,682	$3,035	21%	$1,169	$924	26%
Operating margin	76%	74%	2 pts	75%	72%	3 pts
Adjusted operating margin(1)	77%	75%	2 pts	76%	73%	3 pts

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

	Nine Months Ended September 30,			Three Months Ended September 30,
	2026	2025	Change*	2026	2025	Change*
Revenues:
Fixed income execution	$96	$96	—%	$34	$33	5%
CDS clearing	297	266	11	102	90	12
Fixed income data and analytics	991	916	8	336	311	8
Fixed income and credit	1,384	1,278	8	472	434	9
Data and network technology	592	533	11	202	184	10
Revenues	1,976	1,811	9	674	618	9
Other operating expenses	900	850	6	313	286	9
Depreciation and amortization	260	256	1	89	86	3
Acquisition-related transaction and integration costs	28	2	n/a	27	2	n/a
Operating expenses	1,188	1,108	7	429	374	15
Operating income	$788	$703	12%	$245	$244	1%

Recurring revenues	$1,583	$1,449	9%	$538	$495	9%
Transaction revenues	$393	$362	9%	$136	$123	10%

*Percentage changes in the table above deemed "n/a" are not meaningful.
In the table above, we consider fixed income data and analytics revenues and data and network technology revenues to be recurring revenues.
For each of the nine and three months ended September 30, 2026 and 2025, 10% of our Fixed Income and Data Services segment revenues were billed in pounds sterling or euros. As the pound sterling or euro exchange rate changes, the U.S. equivalent of revenues denominated in foreign currencies changes accordingly. Due to the fluctuations of the pound sterling and euro compared to the U.S. dollar, our Fixed Income and Data Services revenues were higher by $6 million and were flat for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025.
Fixed Income and Data Services Revenues
Our Fixed Income and Data Services revenues increased 9% for both the nine and three months ended September 30, 2026 from the comparable periods in 2025, primarily due to strength in our fixed income data and analytics products and our data and network technology portfolio, and our CDS clearing business.
•Fixed Income Execution: Fixed income execution includes revenues from ICE Bonds. Execution fees are reported net of rebates, which were $7 million for both the nine months ended September 30, 2026 and 2025, and $3 million for both the three months ended September 30, 2026 and 2025. Our fixed income execution revenues were flat for the nine months ended September 30, 2026 from the comparable period in 2025. Our fixed income execution revenues increased 5% for the three months ended September 30, 2026 from the comparable period in 2025 primarily due to increased execution volume amid market volatility and the interest rate environment.
•CDS Clearing: CDS clearing revenues increased 11% and 12% for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025. Clearing fees are reported net of rebates, which were $9 million and $5 million for the nine months ended September 30, 2026 and 2025, respectively, and $6 million and $3 million for the three months ended September 30, 2026 and 2025, respectively. The notional value of CDS cleared was $24.9 trillion and $19.7 trillion for the nine months ended September 30, 2026 and 2025, respectively, and $8.8 trillion and $7.0 trillion for the three months ended September 30, 2026 and 2025, respectively. The increase in revenues was primarily due to higher clearing volumes driven by elevated market volatility from geopolitical events during the period.
•Fixed Income Data and Analytics: Our fixed income data and analytics revenues increased 8% for both the nine and three months ended September 30, 2026 from the comparable periods in 2025 due to growth in our pricing and reference data business and strength in our index business.

•Data and Network Technology: Our data and network technology revenues increased 11% and 10% for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025, driven by growth in our ICE Global Network offering, coupled with strength in our consolidated feeds, desktop and derivative analytics revenues.
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
As of September 30, 2026, ASV was $2.107 billion, which increased 7.7% compared to the ASV as of September 30, 2025. ASV represents nearly 100% of total data services revenues for this segment. This does not adjust for year-over-year foreign exchange fluctuations.
Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Fixed Income and Data Services segment's operating expenses, operating income and operating margin (dollars in millions). See “—Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Fixed Income and Data Services Segment:	Nine Months Ended September 30,			Three Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Operating expenses	$1,188	$1,108	7%	$429	$374	15%
Adjusted operating expenses(1)	$1,061	$995	6%	$365	$336	8%
Operating income	$788	$703	12%	$245	$244	1%
Adjusted operating income(1)	$915	$816	12%	$309	$282	10%
Operating margin	40%	39%	1 pt	36%	39%	(3 pts)
Adjusted operating margin(1)	46%	45%	1 pt	46%	45%	1 pt

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
$1,569
$199
$657
$163
$550
$1,645
$208
$677
$182
$578
YTD 2025
YTD 2026
Data and analytics
Servicing software
Closing solutions
Origination technology

(1)    The adjusted figures in the charts above are calculated by excluding items that are not reflective of our cash operations or core business performance. As a result, these adjusted figures are not calculated in accordance with U.S. GAAP. See “—Non-GAAP Financial Measures” below.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Revenues:
Origination technology	$578	$550	5%	$189	$188	1%
Closing solutions	182	163	12	60	58	4
Servicing software	677	657	3	229	216	6
Data and analytics	208	199	4	71	66	6
Revenues	1,645	1,569	5	549	528	4
Other operating expenses	808	791	2	270	262	3
Depreciation and amortization	721	724	—	245	237	3
Acquisition-related transaction and integration costs	71	48	50	21	7	250
Operating expenses	1,600	1,563	2	536	506	6
Operating income	$45	$6	603%	$13	$22	(43)%

Recurring revenues	$1,212	$1,183	3%	$405	$391	4%
Transaction revenues	$433	$386	12%	$144	$137	4%
In the table above, we consider subscription fees and certain other revenues to be recurring revenues. Each revenue classification above contains a mix of recurring and transaction revenues based on the various service offerings described in more detail below.
Mortgage Technology Revenues
Our mortgage technology revenues are derived from our comprehensive, end-to-end U.S. residential mortgage platform. Our mortgage technology business is intended to enable greater workflow efficiency and mitigate risks for customers throughout the mortgage life cycle. Mortgage technology revenues increased 5% and 4% for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025 primarily due to higher origination volumes, revenue contributions from new client implementations, and renewal expansions with existing customers that drove broader product adoption.
•Origination technology: Our origination technology revenues increased 5% and 1% for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025, driven by origination volume impacting Encompass and Encompass network revenues and renewal expansions of existing customers. These revenues are based on recurring Software as a Service, or SaaS, subscription fees, with an additive transaction-based or success-based pricing fee as lenders exceed the number of loans closed that are included with their monthly base subscription. Revenues from the Encompass network are largely transaction-based.
•Closing solutions: Our closing solutions revenues increased 12% and 4% for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025, driven by higher industry volume impacting MERSCORP Holdings, Inc., or MERS, and Simplifile. Revenues from closing solutions are largely transaction-based, driven by the volume of loans closed.
•Servicing software: Our servicing software revenues increased 3% and 6% for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025, driven by MSP new client implementations, contractual price increases, renewal expansions and default management revenues, primarily due to higher foreclosure transactions and loss mitigation revenue. This was partially offset by loan count declines related to customer merger and acquisition activity. Revenues from servicing solutions are primarily subscription-based and recurring in nature based on number of loans serviced, whereas revenues from default servicing solutions, which is a smaller portion of overall servicing software revenues, are largely transaction-based, driven by foreclosure volume.
•Data and analytics: Our data and analytics revenues increased 4% and 6% for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025, driven by continued adoption of data solutions and increased purchases by existing customers. Revenues related to our data and analytics products are largely subscription-based and recurring in nature with a smaller portion transaction-based in nature.

Operating Expenses, Operating Income and Operating Margin
The following chart summarizes our Mortgage Technology segment's operating expenses, operating income and operating margin (dollars in millions). See “—Consolidated Operating Expenses” below for a discussion of the significant changes in our operating expenses.

Mortgage Technology Segment:	Nine Months Ended September 30,			Three Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Operating expenses	$1,600	$1,563	2%	$536	$506	6%
Adjusted operating expenses(1)	$975	$921	6%	$330	$304	8%
Operating income	$45	$6	603%	$13	$22	(43)%
Adjusted operating income(1)	$670	$648	3%	$219	$224	(2)%
Operating margin	3%	—%	3 pts	2%	4%	(2 pts)
Adjusted operating margin(1)	41%	41%	—	40%	42%	(2 pts)

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
$3,735
$1,171
$930
$171
$1,463
$3,942
$1,172
$1,019
$211
$1,540
YTD 2025
YTD 2026
Depreciation and amortization
Technology and communication, rent and occupancy, and selling, general and administrative
Professional services and acquisition-related transaction and integration costs
Compensation and benefits

	Nine Months Ended September 30,			Three Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Compensation and benefits	$1,540	$1,463	5%	$526	$483	9%
Professional services	109	120	(9)	37	39	(4)
Acquisition-related transaction and integration costs	102	51	101	49	9	500
Technology and communication	725	647	12	245	219	12
Rent and occupancy	72	64	11	25	23	4
Selling, general and administrative	222	219	2	74	77	(3)
Depreciation and amortization	1,172	1,171	—	399	387	3
Total operating expenses	$3,942	$3,735	6%	$1,355	$1,237	10%

The majority of our operating expenses do not vary directly with changes in our volume and revenues, except for certain technology and communication expenses, including data acquisition costs, licensing and other fee-related arrangements and a portion of our compensation expense that is tied directly to data and mortgage technology sales commissions or overall financial performance.
We expect our operating expenses to increase in absolute terms in future periods in connection with the growth of our business, and to vary year-to-year based on the type and level of our acquisitions, integration of acquisitions and other investments.

During both the nine and three months ended September 30, 2026, 8% of our operating expenses were billed in pounds sterling or euros. During both the nine and three months ended September 30, 2025, 9% of our operating expenses were billed in pounds sterling or euros. Due to fluctuations in the U.S. dollar compared to the pound sterling and euro, our consolidated operating expenses were higher by $8 million and lower by $1 million for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025.
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

	As of September 30,
	2026	2025	Change
Employee headcount	12,842	12,844	—%
Compensation and benefits expense increased $77 million and $43 million for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025. The increase was primarily due to merit-related pay increases, increases in the bonus accrual and stock-based compensation due to higher performance against target and the impact of the qualifying retirement provision, partially offset by higher capitalized labor.
Professional Services Expenses
Professional services expense includes fees for consulting services received on strategic and technology initiatives, temporary labor, as well as regulatory, legal and accounting fees, and may fluctuate as a result of changes in our use of these services in our business.
Professional services expenses decreased $11 million and $2 million for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025 primarily due to lower NYSE regulatory consulting fees.
Acquisition-Related Transaction and Integration Costs
We incurred $102 million and $51 million in acquisition-related transaction and integration costs during the nine months ended September 30, 2026 and 2025, respectively, and $49 million and $9 million during the three months ended September 30, 2026 and 2025, respectively. The increase is due to acquisition-related costs, primarily consisting of the bridge facility expenses, incurred during the three months ended September 30, 2026 related to the pending MarketAxess acquisition and an increase in integration costs from the Black Knight acquisition.
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
Technology and communication expenses also include fees paid for access to external market data, licensing and other fee agreement expenses. Technology and communication expenses may be impacted by growth in electronic contract volume, our capacity requirements, changes in the number of telecommunications hubs and connections with customers to access our electronic platforms directly.
Technology and communication expenses increased $78 million and $26 million for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025 primarily due to increases in data center space, price increases on annual hardware and software maintenance contracts, and an increase in our revenue share license expenses.

Rent and Occupancy Expenses
Rent and occupancy expense relates to leased and owned property and includes rent, maintenance, real estate taxes, utilities and other related costs. We have significant operations located in the U.S., U.K., and India, with smaller offices located throughout the world.
Rent and occupancy expenses increased $8 million and $2 million for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025 primarily due to additional leased offices in India and Texas and lower sublease income.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include marketing, advertising, public relations, insurance, bank service charges, dues and subscriptions, travel and entertainment, non-income taxes and other general and administrative costs.
Selling, general and administrative expenses increased $3 million and decreased $3 million for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025. The increase for the nine month period was primarily due to higher employee travel and higher bank service charges at our clearing houses from higher collateral balances partially offset by a $10 million reversal of a previously recorded regulatory matter accrual. The decrease for the three month period was primarily due to lower customer acquisition costs at the NYSE due to the timing of initial public offering activity.
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
We recorded amortization expenses on intangible assets acquired as part of our acquisitions, as well as on other intangible assets of $713 million and $756 million for the nine months ended September 30, 2026 and 2025, respectively, and $239 million and $250 million for the three months ended September 30, 2026 and 2025, respectively. The decrease was primarily related to certain intangible assets acquired in our 2015 and 2020 acquisitions becoming fully amortized in 2025.
We recorded depreciation expenses on our fixed assets of $459 million and $415 million for the nine months ended September 30, 2026 and 2025, respectively, and $160 million and $137 million for the three months ended September 30, 2026 and 2025, respectively. The increase was primarily due to higher depreciation of internally developed software assets.
Consolidated Non-Operating Income/(Expense)
Income and expenses incurred through activities outside of our core operations are considered non-operating. The following table presents our non-operating income/(expenses) (dollars in millions):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Other income/(expense):
Interest income	$94	$92	1%	$43	$28	53%
Interest expense	(630)	(599)	5	(222)	(192)	15
Other income, net	496	95	421	11	71	(84)
Total other income/(expense), net	$(40)	$(412)	(90)%	$(168)	$(93)	80%
Net income attributable to non-controlling interests	$(52)	$(44)	18%	$(16)	$(15)	5%
Interest Income
Interest income increased during the nine and three months ended September 30, 2026 from the same periods in 2025 due to the following:

•During the nine and three months ended September 30, 2026, we earned $16 million in interest income on the proceeds from the August 2026 $3.75 billion senior note issuance in connection with the MarketAxess acquisition.
•During the nine months ended September 30, 2025, we earned $10 million in interest income on short-term investments related to $500 million of the net proceeds from the 2031 Notes which we used to repay a portion of the aggregate principal amount of the May 2025 Notes at their maturity. As the short-term investments matured in May 2025 in conjunction with the maturity of the May 2025 Notes, no interest income was earned for the three months ended September 30, 2025 related to these investments.
•The remainder primarily relates to interest income earned from our clearing houses and, to a lesser extent, interest earned on various unrestricted and restricted cash balances held within our group entities.
Interest Expense
Interest expense increased during the nine and three months ended September 30, 2026 from the same periods in 2025 due to the following:

•Interest expense incurred on our senior notes was $573 million and $565 million during the nine months ended September 30, 2026 and 2025, respectively, and $206 million and $182 million during the three months ended September 30, 2026 and 2025, respectively. The increase during the nine month period was due to the senior notes issued in November 2025 and August 2026, partially offset by repayment of the senior notes at maturity in May and December 2025. The increase during the three month period ended September 30, 2026 was due to the senior notes issued in November 2025 and August 2026, partially offset by repayment of the senior notes at maturity in December 2025.
•Interest expense incurred on borrowings under our Commercial Paper program was $46 million and $23 million during the nine months ended September 30, 2026 and 2025, respectively, and $13 million and $6 million during the three months ended September 30, 2026 and 2025, respectively. The increase was primarily due to higher outstanding commercial paper borrowings during the period.
•The remainder primarily relates to the commitment fees and interest incurred on maintaining our Credit Facility and other facilities within our group entities.
Other Income/(Expense), net
Equity and Equity Method Investments
For our equity investments without readily determinable fair values, during the nine months ended September 30, 2026 and 2025, we recorded $390 million and $35 million, respectively, of fair value gains. The gain for the nine months ended September 30, 2026 was primarily related to our investment in Polymarket preferred stock, related to identifying observable price changes in our investments, substantially all of which was recognized during the three months ended March 31, 2026.
During the nine months ended September 30, 2026, we recognized an unrealized fair value gain on our Bakkt investment of $62 million, all of which was recognized during the three months ended June 30, 2026.
Our equity method investments include OCC and our Polymarket common share investment, among others. During the nine months ended September 30, 2026 and 2025, we recognized income of $59 million and $75 million as our share of estimated equity method investment income, net, respectively. During the three months ended September 30, 2026 and 2025, we recognized income of $16 million and $40 million as our share of estimated equity method investment income, net, respectively. The decrease for the nine months ended September 30, 2026 was primarily related to our share of net losses of Bakkt recorded when the investment was classified as an equity method investment, partially offset by an increase in net income of OCC. The decrease for the three months ended September 30, 2026 was primarily related to a decrease in net income of OCC.
Other
We incurred foreign currency transaction losses of $12 million and $15 million for the nine months ended September 30, 2026 and 2025, respectively, and $4 million and $2 million for the three months ended September 30, 2026 and 2025, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. Foreign currency transaction gains and losses are recorded in other income/(expense), net, when the settlement of foreign currency assets, liabilities and payables occur in non-functional currencies and there is an increase or decrease in the period-end foreign currency exchange rates between periods.

Non-controlling Interests
Net income attributable to non-controlling interests increased $8 million and $1 million for the nine and three months ended September 30, 2026, respectively, from the comparable periods in 2025 primarily due to higher net income at our non wholly-owned CDS clearing subsidiary.
Consolidated Income Tax Provision
Consolidated income tax expense was $1.1 billion and $772 million for the nine months ended September 30, 2026 and 2025, respectively, and $286 million and $250 million for the three months ended September 30, 2026 and 2025, respectively. The change in consolidated income tax expense between periods was primarily due to higher pre-tax income in the current period.
Our effective tax rate was 24% during both the nine months ended September 30, 2026 and 2025. Our effective tax rate was 23% during both the three months ended September 30, 2026 and 2025. The effective tax rates for these comparable periods remained relatively consistent with a mix of discrete items in each period including deferred tax movements resulting from state tax law and apportionment changes, audit settlements related to prior years, and other tax adjustments.
The OECD Global Anti-Base Erosion Pillar Two minimum tax rules, or Pillar Two, which generally provide for a minimum effective tax rate of 15%, are intended to apply to tax years beginning in 2024. The EU member states and many other countries, including the U.K., our most significant non-U.S. jurisdiction, have committed to implement or have already enacted legislation adopting the Pillar Two rules. In July 2023, the U.K. enacted the U.K. Finance Act 2023, effective as of January 1, 2024, which included provisions to implement certain portions of the Pillar Two minimum tax rules and included an election to apply a transitional safe harbor to extend certain effective dates to accounting periods commencing on or before December 31, 2026 and ending on or before June 30, 2028. In January 2026, the OECD released a comprehensive package of administrative guidance implementing the G7’s June 2025 political agreement on a “Side-by-Side” system. This system, if implemented by each relevant jurisdiction, will apply for accounting periods beginning on or after January 1, 2026, and will effectively exempt U.S. parented groups from the main international components of Pillar Two. These Pillar Two rules did not have a material impact on our financial statements as of September 30, 2026 or December 31, 2025.
Foreign Currency Exchange Rate Impact
As an international business, our financial statements are impacted by changes in foreign currency exchange rates. Our exposure to foreign denominated earnings for the nine and three months ended September 30, 2026 is presented by primary foreign currency in the following table (dollars in millions, except exchange rates):

	Nine Months Ended September 30, 2026		Three Months Ended September 30, 2026
	Pound Sterling	Euro	Pound Sterling	Euro
Average exchange rate to the U.S. dollar in the current year period	1.3450	1.1614	1.3445	1.1508
Average exchange rate to the U.S. dollar in the same period in the prior year	1.3150	1.1186	1.3488	1.1689
Average exchange rate increase/(decrease)	2%	4%	—%	(2)%
Foreign denominated percentage of:
Exchanges segment revenues, less transaction-based expenses	13%	14%	12%	13%
Fixed income and data services segment revenues	5%	5%	5%	5%
Mortgage technology segment revenues	—%	—%	—%	—%
Revenues, less transaction-based expenses	9%	9%	8%	8%
Operating expenses	6%	2%	6%	2%
Operating income	10%	15%	10%	14%
Impact of the currency fluctuations(1) on:
Exchanges segment revenues, less transaction-based expenses	$16	$32	$(1)	$(3)
Fixed income and data services segment revenues	2	4	—	—
Mortgage technology segment revenues	—	—	—	—
Total revenues, less transaction-based expenses	$18	$36	$(1)	$(3)
Operating expenses	6	2	—	(1)
Operating income	$12	$34	$(1)	$(2)

(1) Represents the impact of currency fluctuation for the nine and three months ended September 30, 2026 compared to the same periods in the prior year.
During the nine and three months ended September 30, 2026, 18% and 16%, respectively, of our consolidated revenues, less transaction-based expenses were billed in pounds sterling or euros. During both the nine and three months ended September 30, 2025, 15% of our consolidated revenues, less transaction-based expenses were billed in pounds sterling or euros.
During both the nine and three months ended September 30, 2026, 8% of our operating expenses were billed in pounds sterling or euros. During both the nine and three months ended September 30, 2025, 9% of our operating expenses were billed in pounds sterling or euros.
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

Consolidated cash and cash equivalents were $936 million and $837 million as of September 30, 2026 and December 31, 2025, respectively. We had $4.5 billion and $988 million in short-term and long-term restricted cash and cash equivalents as of September 30, 2026 and December 31, 2025, respectively. The increase in restricted cash and cash equivalents is primarily due to the net proceeds from the senior notes issued in August 2026, which are restricted for use in funding the purchase price of the MarketAxess acquisition. We had $1.1 billion and $770 million in short-term and long-term restricted investments as of September 30, 2026 and December 31, 2025, respectively. We had $113.3 billion and $76.8 billion of cash and cash equivalent margin deposits and guaranty funds as of September 30, 2026 and December 31, 2025, respectively.
As of September 30, 2026, the amount of unrestricted cash held by our non-U.S. subsidiaries was $489 million. Due to the application of Global Intangible Low-Taxed Income as of January 1, 2018, the majority of our foreign earnings for the period from January 1, 2018 through December 31, 2022 have been subject to immediate U.S. income taxation and can be distributed to the U.S. in the future with no material additional U.S. income tax consequences. We made and intend to apply the high tax exception to Global Intangible Low-Taxed Income for 2023, 2024 and 2025, thus the majority of our foreign earnings in 2023, 2024 and 2025 are not expected to be subject to immediate U.S. income taxation. For tax years beginning after December 31, 2025, the Net CFC Tested Income regime replaces the Global Intangible Low-Taxed Income regime under provisions of the One Big Beautiful Bill Act, or OBBBA, and largely mirrors the Global Intangible Low-Taxed Income regime, including the availability of the high tax exception. We intend to apply the high tax exception to Net CFC Tested Income for 2026 and, therefore, the majority of our foreign earnings in 2026 are not expected to be subject to immediate U.S. income taxation. These foreign earnings can generally be distributed to the U.S. with no material additional U.S. income tax consequences, primarily due to the availability of dividend received deductions.
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
Cash Flow
The following table presents the major components of net changes in cash and cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds (in millions):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by/(used in):
Operating activities	$4,486	$3,387
Investing activities	(1,196)	(1,167)
Financing activities	36,807	(932)
Effect of exchange rate changes	(15)	30
Net increase in cash, cash equivalents, restricted cash and cash equivalents, and cash and cash equivalent margin deposits and guaranty funds	$40,082	$1,318
Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, deferred taxes, stock-based compensation, fair value gains and losses and the effects of changes in working capital.
The $1.1 billion increase in net cash provided by operating activities during the nine months ended September 30, 2026 from the comparable period in 2025 was primarily driven by the following:
•An increase in net income of $855 million which was primarily driven by higher Exchanges segment revenues during the nine months ended September 30, 2026 and an increase in non-cash fair value gains of $417 million primarily from our Polymarket and Bakkt investments;
•An increase of $119 million in other non-cash adjustments to net income which was primarily driven by an increase in stock-based compensation due to higher performance against target and the impact of the qualifying retirement provision as well as the deferred tax impact from the fair value gain on the Polymarket investment; and
•An increase in changes in working capital accounts of $542 million primarily due to tax refunds received during 2026, the net impact of the resumption of Section 31 fees, and from timing of payments and cash receipts.

Investing Activities
The $29 million increase in cash used in investing activities during the nine months ended September 30, 2026 from the comparable period in 2025 was primarily driven by the following:
•During the nine months ended September 30, 2026, we had net proceeds of $740 million from the maturity of invested margin deposits compared to net purchases of $827 million during the nine months ended September 30, 2025. These amounts fluctuate based on clearing house treasury investment activity related to collateral and liquidity management;
•An increase in cash paid for equity investments of $853 million primarily from our Polymarket and OKX investments;
•We had net purchases of restricted investments of $363 million during the nine months ended September 30, 2026 compared to net proceeds from the maturity of restricted investments of $219 million for the nine months ended September 30, 2025; and
•Capital expenditures and capitalized software development costs increased $139 million driven by increases in hardware and network equipment combined with increased capitalized software development costs.
Financing Activities
The $37.7 billion increase in cash provided by financing activities during the nine months ended September 30, 2026 from the comparable period in 2025 was primarily driven by the following:
•The change in cash and cash equivalent margin deposits and guaranty fund liability increased $33.5 billion due to increased volatility;
•During the nine months ended September 30, 2026, we had net proceeds of $3.7 billion from the issuance of senior notes to finance the MarketAxess acquisition. During the nine months ended September 30, 2025, we repaid $1.3 billion of the senior notes that matured in May 2025;
•Cash paid for repurchases of common stock increased $708 million during the nine months ended September 30, 2026 from the comparable period in 2025; and
•Dividends paid to stockholders increased $53 million primarily due to the increase in the dividend per share in 2026 as compared to 2025.
Debt
As of September 30, 2026, we had $23.3 billion in outstanding debt, consisting of $22.3 billion of senior notes and $1.0 billion under our Commercial Paper Program. As of September 30, 2026, our senior notes of $22.3 billion have a weighted average maturity of 12 years and a weighted average cost of 3.9% per annum. As of September 30, 2026 our commercial paper notes had original maturities ranging from 1 to 28 days with a weighted average interest rate of 4.2% per annum and a weighted average remaining maturity of 20 days.
We have a $3.9 billion Credit Facility with future capacity to increase our borrowings by an additional $1.25 billion. On August 20, 2026, we amended the Credit Facility to extend the maturity date for $3.67 billion of commitments to August 20, 2031, with up to two one-year extension options, subject to the consent of the extending lenders and certain other conditions, while the remaining $230 million of commitments retain the May 31, 2029 maturity date. In connection with our pending MarketAxess acquisition, we also established a new class of $1.5 billion of revolving commitments under the Credit Facility that may be borrowed in connection with our pending MarketAxess acquisition. The total aggregate amount of revolving commitments under the Credit Facility, inclusive of the $1.5 billion that may be borrowed in connection with our pending MarketAxess acquisition, was $3.9 billion as of September 30, 2026. As of September 30, 2026, of the $3.9 billion that was available for borrowing under the Credit Facility, $1.0 billion was required to back-stop the amount outstanding under our Commercial Paper Program and $168 million was required to support certain broker-dealer and other subsidiary commitments. The remaining $2.8 billion is available for working capital and general corporate purposes including, but not limited to, acting as a backstop to future increases in the amounts outstanding under the Commercial Paper Program.
On August 20, 2026, we issued $3.75 billion in aggregate principal amount of senior notes due 2029, 2031, 2033 and 2036, with the net proceeds intended to fund, in part, the purchase price of the pending MarketAxess acquisition. The 2033 and 2036 notes are subject to a special mandatory redemption if the acquisition is not consummated by the applicable outside date. Net proceeds from the notes are separately invested and recorded as short-term restricted cash and cash equivalents on our consolidated balance sheet as of September 30, 2026.

We also entered into a $2.0 billion delayed draw term loan facility, or the Term Loan, to help finance a portion of the MarketAxess acquisition and refinance certain existing MarketAxess indebtedness. No amounts had been drawn under the Term Loan as of September 30, 2026. Refer to Note 3 for further information on the acquisition.
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
In December 2025, we entered into a new Rule 10b5-1 trading plan that became effective on January 1, 2026. During the nine and three months ended September 30, 2026, we repurchased a total of 10.5 million and 2.7 million shares at a cost of $1.6 billion and $400 million, respectively. Of these shares, during the nine and three months ended September 30, 2026, 3.7 million and 0.3 million shares were purchased on the open market at a cost of $550 million and $50 million, respectively, during an open trading period and the remainder under our 10b5-1 trading plan. During the nine and three months ended September 30, 2025, we repurchased a total of 5.1 million and 2.2 million, respectively, shares at a cost of $894 million and $398 million, respectively.
As of September 30, 2026, the remaining balance of Board approved funds for future repurchases was $3.6 billion.
Dividends
During the nine months ended September 30, 2026 and 2025, we declared and paid cash dividends per share of $1.56 and $1.44, respectively, for an aggregate payout of $884 million and $831 million, respectively, which includes the payment of dividend equivalents on vested employee restricted stock units. During the three months ended September 30, 2026 and 2025, we declared and paid cash dividends per share of $0.52 and $0.48, respectively, for an aggregate payout of $293 million and $276 million, respectively.
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

We currently expect to incur capital expenditures (including operational and real estate capital expenditures) and to incur software development costs that are eligible for capitalization of approximately $1.1 billion in 2026, which we believe will support the enhancement of our technology, business integration and the continued growth of our businesses.
As of September 30, 2026, we had $3.6 billion authorized for future repurchases of our common stock. Refer to “—Capital Return" above for additional details on our stock repurchase program.
Our Board has adopted a quarterly dividend policy providing that dividends will be approved quarterly by the Board or the Audit Committee taking into account factors such as our evolving business model, prevailing business conditions, our current and future planned strategic growth initiatives and our financial results and capital requirements, without a predetermined net income payout ratio. On October 29, 2026, we announced a $0.52 per share dividend for the fourth quarter of 2026 with the dividend payable on December 31, 2026 to stockholders of record as of December 16, 2026.
Other than the facilities for the ICE Clearing Houses, our Credit Facility, Commercial Paper Program, and the delayed draw Term Loan are currently the only significant agreements or arrangements that we have for liquidity and capital resources with third parties. See Notes 8 and 12 to our consolidated financial statements included in this Quarterly Report for further discussion. In the event of any strategic acquisitions, mergers or investments, or if we are required to raise capital for any reason or desire to return capital to our stockholders, we may incur additional debt, issue additional equity to raise necessary funds, repurchase additional shares of our common stock or pay a dividend. However, we cannot provide assurance that such financing or transactions will be favorable to us. See “—Debt" above.
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
The table below outlines our adjusted operating expenses, adjusted operating income, adjusted operating margin, adjusted net income attributable to ICE, and adjusted diluted earnings per share attributable to ICE common stockholders, which are non-GAAP measures that are calculated by making adjustments for items we view as not reflective of our cash operations or core business performance. These measures, including the adjustments and their related income tax effect and other tax adjustments (in millions, except for percentages and per share amounts), are as follows:

	Exchanges Segment		Fixed Income and Data Services Segment		Mortgage Technology Segment		Consolidated
	Nine Months Ended September 30,
Operating income adjustments:	2026	2025	2026	2025	2026	2025	2026	2025
Total revenues, less transaction-based expenses	$4,787	$4,047	$1,976	$1,811	$1,645	$1,569	$8,408	$7,427
Operating expenses	1,154	1,064	1,188	1,108	1,600	1,563	3,942	3,735
Less: Amortization of acquisition-related intangibles	49	48	109	113	555	594	713	755
Less: Transaction and integration costs	—	—	28	—	70	48	98	48
Less/(Add): Regulatory matters	—	4	(10)	—	—	—	(10)	4
Adjusted operating expenses	$1,105	$1,012	$1,061	$995	$975	$921	$3,141	$2,928
Operating income	$3,633	$2,983	$788	$703	$45	$6	$4,466	$3,692
Adjusted operating income	$3,682	$3,035	$915	$816	$670	$648	$5,267	$4,499
Operating margin	76%	74%	40%	39%	3%	—%	53%	50%
Adjusted operating margin	77%	75%	46%	45%	41%	41%	63%	61%
Net income adjustments:
Net income attributable to ICE							$3,311	$2,464
Add: Amortization of acquisition-related intangibles							713	755
Add: Transaction and integration costs							98	48
(Less)/Add: Regulatory matters							(10)	4
Less: Net income from unconsolidated investees							(59)	(75)
Less: Fair value adjustments of equity investments							(452)	(35)
Add: Net interest expense on pre-acquisition-related debt							6	—
Less: Income tax effect for the above items							(77)	(180)
Add: Deferred tax adjustments on acquisition-related intangibles							18	45
Less: Other tax adjustments							—	(8)
Adjusted net income attributable to ICE							$3,548	$3,018
Diluted earnings per share attributable to ICE common stockholders							$5.85	$4.28
Adjusted diluted earnings per share attributable to ICE common stockholders							$6.27	$5.24
Diluted weighted average common shares outstanding							566	576

	Exchanges Segment		Fixed Income and Data Services Segment		Mortgage Technology Segment		Consolidated
	Three Months Ended September 30,
Operating income adjustments:	2026	2025	2026	2025	2026	2025	2026	2025
Total revenues, less transaction-based expenses	$1,542	$1,265	$674	$618	$549	$528	$2,765	$2,411
Operating expenses	390	357	429	374	536	506	1,355	1,237
Less: Amortization of acquisition-related intangibles	17	16	36	38	186	195	239	249
Less: Transaction and integration costs	—	—	28	—	20	7	48	7
Adjusted operating expenses	$373	$341	$365	$336	$330	$304	$1,068	$981
Operating income	$1,152	$908	$245	$244	$13	$22	$1,410	$1,174
Adjusted operating income	$1,169	$924	$309	$282	$219	$224	$1,697	$1,430
Operating margin	75%	72%	36%	39%	2%	4%	51%	49%
Adjusted operating margin	76%	73%	46%	45%	40%	42%	61%	59%
Net income adjustments:
Net income attributable to ICE							$940	$816
Add: Amortization of acquisition-related intangibles							239	249
Add: Transaction and integration costs							48	7
Less: Net income from unconsolidated investees							(16)	(40)
Less: Fair value adjustments of equity investments							—	(33)
Add: Net interest expense on pre-acquisition-related debt							6	—
Less: Income tax effect for the above items							(72)	(50)
(Less)/Add: Deferred tax adjustments on acquisition-related intangibles							(9)	39
Less: Other tax adjustments							—	(8)
Adjusted net income attributable to ICE							$1,136	$980
Diluted earnings per share attributable to ICE common stockholders							$1.67	$1.42
Adjusted diluted earnings per share attributable to ICE common stockholders							$2.02	$1.71
Diluted weighted average common shares outstanding							563	574

Amortization of acquisition-related intangibles is included in non-GAAP adjustments as excluding these non-cash expenses provides greater clarity regarding our financial strength and stability of cash operating results.
Transaction and integration costs are included as part of our core business expenses, except for those that are directly related to the announcement, closing, financing, or termination of a transaction. However, we adjust for the acquisition-related transaction and integration costs for acquisitions such as Black Knight given the magnitude of the purchase price of the acquisition. We also adjusted for the acquisition-related transaction costs related to our pending acquisition of MarketAxess.
During the nine months ended September 30, 2026, we adjusted $10 million related to the reversal of a previously recorded regulatory matter accrual. During the nine months ended September 30, 2025 we adjusted $4 million of expense related to a regulatory matter. We do not consider events of this type to be reflective of our core business.
Our investments are not considered to be a part of our core business operations and the impacts of changes in our investments are often non-cash in nature. We adjust for our share of net income or loss related to our equity method investments, which primarily includes the OCC. During the nine months ended September 30, 2026, we also excluded $452 million of non-cash fair value gains primarily related to $389 million from the Polymarket observable price change fair value gain under the measurement alternative guidance and a $62 million unrealized fair value gain from our Bakkt investment. We believe these adjustments provide greater clarity of our performance.
During the nine and three months ended September 30, 2026, we adjusted a net $6 million expense related to pre-acquisition-related debt related to the pending MarketAxess acquisition. This adjustment consisted of $22 million of interest expense from the senior notes and term loan executed in August 2026, net of $16 million of interest income earned on the pre-acquisition debt proceeds.
Non-GAAP tax adjustments include the tax impacts of the pre-tax non-GAAP adjustments and deferred tax adjustments on acquisition-related intangibles. Deferred tax adjustments on acquisition-related intangibles include an $18 million and $45 million expense for the nine months ended September 30, 2026 and 2025, respectively, and a $9 million benefit and $39 million expense for the three months ended September 30, 2026 and 2025, respectively. These deferred adjustments on acquisition-related intangibles are primarily related to U.S. state apportionment changes. The $8 million other tax adjustments for the nine and three months ended September 30, 2025 are primarily due to favorable audit settlements related to previously recognized transaction gains that were excluded from non-GAAP.
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

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$4,486	$3,387
Less: Capital expenditures	(318)	(207)
Less: Capitalized software development costs	(346)	(318)
Free cash flow	$3,822	$2,862
(Less)/Add: Section 31 fees, net	(94)	316
Adjusted free cash flow	$3,728	$3,178
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
Contractual Obligations and Commercial Commitments
Except for the debt issued and the financing arrangements entered into in connection with our pending acquisition of MarketAxess, during the nine months ended September 30, 2026, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K. See “—Liquidity and Capital Resources—Debt” above and Notes 3 and 8 to our consolidated financial statements for information on the senior notes, term loan and Credit Facility amendment and the timing of the acquisition.
New and Recently Adopted Accounting Pronouncements
During the nine months ended September 30, 2026, there were no significant changes to the new and recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 of our 2025 Form 10-K.
Critical Accounting Policies
During the nine months ended September 30, 2026, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K.
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
(b) Changes in Internal Controls over Financial Reporting. There were no changes to our internal controls over financial reporting during the nine and three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.     Other Information
ITEM 1.    LEGAL PROCEEDINGS
See Note 13 to the consolidated financial statements and related notes, which is incorporated by reference herein.
ITEM 1A.    RISK FACTORS
During the nine months ended September 30, 2026, there were no significant new risk factors from those disclosed in Part I, Item 1A, "Risk Factors" in our 2025 Form 10-K. In addition to the other information set forth in this Quarterly Report, including the information in the "—Regulation" section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the factors discussed under “Risk Factors” and the regulation discussion under “Business—Regulation” in our 2025 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our 2025 Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, may also adversely affect our business.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The table below sets forth the information with respect to purchases made by or on behalf of ICE or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the nine months ended September 30, 2026, reported on a settlement date basis.

Period (2026)	Total number of shares purchased (in thousands)	Average price paid per share (1)	Amount of repurchases (1) (in millions)	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)(6) (in millions)
January 1 - January 31	685	$168.90	$115	685	$2,891
February 1 - February 28	1,981	155.77	309	1,981	2,583
March 1 - March 31	794	160.04	127	794	2,456
First quarter total(3)	3,460	$159.35	$551	3,460	$2,456
April 1 - April 30	746	$160.95	$120	746	$2,336
May 1 - May 31	738	154.33	114	738	2,222
June 1 - June 30	2,929	142.39	417	2,929	1,805
Second quarter total(4)	4,413	$147.52	$651	4,413	$1,805
July 1 - July 31	831	$139.34	$116	831	$3,889
August 1 - August 31	1,063	154.52	164	1,063	3,725
September 1 - September 30	763	156.65	120	763	3,605
Third quarter total(5)	2,657	$150.39	$400	2,657	$3,605
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
(5) Includes 0.3 million shares purchased on the open market at a cost of $50 million and 2.3 million shares purchased under our Rule 10b5-1 trading plan at a cost of $350 million.
(6) In July 2026, our Board approved an increase in the aggregate amount authorized for repurchases under the current program to $4.0 billion, effective July 1, 2026.
Refer to Note 10 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report, for details on our stock repurchase program.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
(a) On August 18, 2026, Jeffrey C. Sprecher, our Chair and Chief Executive Officer, adopted a trading plan for the sale of shares of ICE common stock for himself and Continental Power Exchange, Inc., or CPEX, of which he owns 100% of the equity interests. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) May 31, 2027 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares held by Mr. Sprecher directly to be sold under the plan is 101,533 shares plus an undetermined number of shares to be sold resulting from the vesting of performance-based restricted stock units and time-based restricted stock units less the amount of shares that will be withheld to satisfy the payment of Mr. Sprecher's tax withholding obligations. The aggregate number of shares held by CPEX to be sold under the plan is 300,000 shares.
(b) On September 4, 2026, Lynn C. Martin, our President, NYSE Group and Chair, ICE Fixed Income & Data Services, adopted a trading plan for the sale of shares of ICE common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires on the earlier of (i) July 31, 2027 or (ii) upon the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 19,967 shares plus an undetermined number of shares to be sold resulting from the vesting of performance-based restricted stock units and time-based restricted stock units less the amount of shares that will be withheld to satisfy the payment of Ms. Martin's tax withholding obligations.
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
Agreement and Plan of Merger, dated as of July 29, 2026, among MarketAxess Holdings Inc., Intercontinental Exchange, Inc. and Igloo Merger Sub II, Inc. (incorporated by reference to Exhibit 2.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on July 30, 2026, File No. 001-36198).

3.1	—
Eighth Amended and Restated Certificate of Incorporation of Intercontinental Exchange, Inc., effective August 28, 2026 (incorporated by reference to Exhibit 3.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on August 28, 2026, File No. 001-36198).

3.2	—
Ninth Amended and Restated Bylaws of Intercontinental Exchange, Inc., effective August 22, 2022 (incorporated by reference to Exhibit 3.2 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on August 22, 2022, File No. 001-36198).

4.1	—
Eighth Supplemental Indenture, dated as of August 20, 2026, between Intercontinental Exchange, Inc., as issuer, and Computershare Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on August 20, 2026, File No. 001-36198).

4.2	—
Form of 4.700% Senior Notes due 2029 (included as an exhibit to the Eighth Supplemental Indenture dated as of August 20, 2026) (incorporated by reference to Exhibit 4.2 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on August 20, 2026, File No. 001-36198).

4.3	—
Form of 4.900% Senior Notes due 2031 (included as an exhibit to the Eighth Supplemental Indenture dated as of August 20, 2026) (incorporated by reference to Exhibit 4.3 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on August 20, 2026, File No. 001-36198).

4.4	—
Form of 5.150% Senior Notes due 2033 (included as an exhibit to the Eighth Supplemental Indenture dated as of August 20, 2026) (incorporated by reference to Exhibit 4.4 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on August 20, 2026, File No. 001-36198).

4.5	—
Form of 5.400% Senior Notes due 2036 (included as an exhibit to the Eighth Supplemental Indenture dated as of August 20, 2026) (incorporated by reference to Exhibit 4.5 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on August 20, 2026, File No. 001-36198).

10.1	—
The Fourteenth Amendment to Credit Agreement, dated as of August 20, 2026, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, amending that certain Credit Agreement, dated as of April 3, 2014, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (as amended by the First Amendment to Credit Agreement, dated as of May 15, 2015, the Second Amendment to Credit Agreement, dated as of November 9, 2015, the Third Amendment to Credit Agreement, dated as of November 13, 2015, the Fourth Amendment to Credit Agreement, dated as of August 18, 2017, the Fifth Amendment to Credit Agreement, dated as of August 18, 2017, the Sixth Amendment to Credit Agreement, dated as of August 9, 2018, the Seventh Amendment to Credit Agreement, dated as of August 14, 2020, the Eighth Amendment to Credit Agreement, dated as of August 21, 2020, the Ninth Amendment to Credit Agreement, dated as of March 8, 2021, the Tenth Amendment to Credit Agreement, dated as of October 15, 2021, the Eleventh Amendment to Credit Agreement, dated as of May 11, 2022, the Twelfth Amendment to Credit Agreement, dated as of May 25, 2022, and the Thirteenth Amendment to Credit Agreement, dated as of May 31, 2024) (incorporated by reference to Exhibit 10.1 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on August 21, 2026, File No. 001-36198).

10.2	—
Term Loan Credit Agreement, dated as of August 20, 2026, by and among Intercontinental Exchange, Inc., as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Intercontinental Exchange, Inc.'s Current Report on Form 8-K filed with the SEC on August 21, 2026, File No. 001-36198).

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	—	Section 1350 Certification of Chief Executive Officer.

32.2**	—	Section 1350 Certification of Chief Financial Officer.

101	—
The following materials from Intercontinental Exchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity and Redeemable Non-Controlling Interests (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	—	The cover page from Intercontinental Exchange, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL.

*	Filed herewith.
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

Intercontinental Exchange, Inc. (Registrant)

Date: October 29, 2026	By:	/s/ A. Warren Gardiner
A. Warren Gardiner
Chief Financial Officer
(Principal Financial Officer)